Form 10-Q
period 1996-03-31
SYLVAN LEARNING SYSTEMS INC
filed 1996-05-15
CIK 912766

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q



[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarter ended MARCH 31, 1996 or
                                                --------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to
     __________.

                 COMMISSION FILE NUMBER    0-22844
                                        --------------


                         SYLVAN LEARNING SYSTEMS, INC.
                         -----------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          MARYLAND                                         52-1492296
   ------------------------------                     ------------------
   (STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)


  9135 GUILFORD ROAD, COLUMBIA, MARYLAND                 21046
  -----------------------------------------              -----
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)             (ZIP CODE)


 REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (410)880-0889
                                                      -------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [_].


The registrant had 15,392,528 shares of Common Stock outstanding as of April 30, 1996.

                         SYLVAN LEARNING SYSTEMS, INC.
                         -----------------------------


                                     INDEX
                                     -----

                                                                        PAGE NO.
                                                                        --------
PART I. - FINANCIAL INFORMATION
   Item 1.    Financial Statements (Unaudited)

              .  Balance Sheets - December 31, 1995 and
                 March 31, 1996...............................................3

              .  Statements of Operations - Three months ended
                 March 31, 1995, three months ended March 31, 1996............5

              .  Statement of Cash Flows - Three months ended
                 March 31, 1995, three months ended March 31, 1996............6

              .  Notes to Unaudited Financial Statements - March 31, 1996.....7

   Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations...........................10


PART II. - OTHER INFORMATION

   Item 6.    Exhibits and Reports on Form 8-K...............................15


    SIGNATURES...............................................................16

SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31,                 MARCH 31,
                                                                      1995                       1996
                                                                 --------------             --------------
                                                                                              (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                      $    2,528,865             $    3,843,936
  Available-for-sale securities                                      30,379,065                 22,172,652

  Receivables:
    Accounts receivable                                              20,578,345                 28,167,039
    Costs and estimated earnings in excess of billings
      on uncompleted contracts                                        3,028,558                  2,355,089
    Notes receivable                                                  1,583,843                  1,721,356
                                                                 --------------             --------------
                                                                     25,190,746                 32,243,484
  Allowance for doubtful accounts                                    (1,466,027)                (1,469,201)
                                                                 --------------             --------------
                                                                     23,724,719                 30,774,283

  Inventory                                                           3,639,392                  3,781,129
  Deferred income taxes                                               1,271,925                  1,271,925
  Prepaid expenses                                                    1,942,806                  2,286,138
                                                                 --------------             --------------
Total current assets                                                 63,486,772                 64,130,063

Notes receivable, less current portion                                1,875,359                  1,651,793
Costs and estimated earnings in excess of billings
  on uncompleted contracts, less current portion                        673,181                    692,574

Property and equipment:
  Furniture and equipment                                            19,564,005                 20,791,265
  Leasehold improvements                                              1,958,236                  2,212,249
                                                                 --------------             --------------
                                                                     21,522,241                 23,003,514
  Accumulated depreciation                                           (6,142,009)                (7,206,400)
                                                                 --------------             --------------
                                                                     15,380,232                 15,797,114

 Intangible assets:
  Goodwill                                                           74,653,356                 74,718,097
  Contract rights                                                     7,857,346                  7,857,346
  Other                                                               2,451,091                  2,451,091
                                                                 --------------             --------------
                                                                     84,961,793                 85,026,534
   Accumulated amortization                                          (4,640,450)                (6,307,658)
                                                                 --------------             --------------
                                                                     80,321,343                 78,718,876

Deferred contract costs, net of accumulated amortization
  of $684,177 as of December 31, 1995 and $803,372 as of
  March 31, 1996                                                      2,528,029                  2,453,628

Other assets                                                          1,141,755                  1,165,423
                                                                 --------------             --------------
Total assets                                                     $  165,406,671             $  164,609,471
                                                                 ==============             ==============

SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                 December 31,          March 31,
                                                                     1995                1996
                                                                --------------       --------------
                                                                                       (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                         $  12,253,614        $  10,868,139
  Bank lines of credit                                              3,500,000                    -
  Current portion of long-term debt and
    capital lease obligations                                       1,895,567            1,571,502
  Billings in excess of costs and estimated earnings
    on uncompleted contracts                                          237,644              857,970
  Deferred revenue                                                  6,487,134            7,358,446
  Other current liabilities                                           795,967              754,881
                                                                --------------       --------------
Total current liabilities                                          25,169,926           21,410,938

Long-term debt, less current portion                                2,465,399            2,108,737
Capital lease obligations, less current portion                        55,113               22,442
Deferred income taxes                                                 884,612              884,612
Other long-term liabilities                                           367,790              410,558

Commitments and contingent liabilities                                     -                    -

Stockholders' equity:
  Common stock, par value $.01 per share--authorized
    40,000,000 shares, issued and outstanding shares of
    13,953,462 as of December 31, 1995 and 14,156,450
    as of March 31, 1996                                              139,534              141,564
  Additional paid-in capital                                      139,863,681          141,416,949
  Foreign currency translation adjustments                             70,000               44,129
  Accumulated deficit                                              (3,609,384)          (1,830,458)
                                                                --------------       --------------
Total stockholders' equity                                        136,463,831          139,772,184
                                                                --------------       --------------

Total liabilities and stockholders' equity                      $ 165,406,671        $ 164,609,471
                                                                ==============       ==============


See accompanying notes.

SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                      =============================
                                                           1995          1996
                                                      =============================
                                                       (Unaudited)     (Unaudited)
REVENUES
Franchise royalties                                    $ 2,124,930     $ 2,522,483
Franchise sales fees                                       373,785         212,485
Testing services                                         5,259,198      17,800,149
Company-owned learning center services                   2,461,623       3,368,102
Contract educational services                            5,929,906       9,544,110
Product sales                                              853,814       1,109,823
                                                      -------------   -------------
Total revenues                                          17,003,256      34,557,152

COST AND EXPENSES
Testing services expense                                 4,615,589      15,158,320
Company-owned learning center expense                    2,256,338       3,034,077
Contract educational services expense                    5,201,707       8,318,128
Cost of product sales                                      650,383         904,169
General and administrative expense                       2,906,006       4,274,812
                                                      -------------   -------------
Total expenses                                          15,630,023      31,689,506
                                                      -------------   -------------
Operating income                                         1,373,233       2,867,646

OTHER INCOME (EXPENSE)
Investment and other income                                178,967         395,763
Interest expense                                          (130,547)       (107,783)
Equity in net income (loss) of Sylvan National
   Advertising Committee, Inc.                             (27,667)         92,300
Income from continuing operations before              -------------   -------------
   income taxes                                          1,393,986       3,247,926

Income taxes                                              (111,555)     (1,469,000)
                                                      -------------   -------------
Net income                                             $ 1,282,431     $ 1,778,926
                                                      =============   =============
PER COMMON AND COMMON EQUIVALENT SHARE
    Net income                                               $0.13           $0.11
                                                      =============   =============

See accompanying notes.

SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                 ====================================
                                                                       1995                1996
                                                                 ====================================
                                                                   (Unaudited)          (Unaudited)
OPERATING ACTIVITIES
 Net income                                                       $   1,282,431        $   1,778,926
  Adjustments to reconcile net income to net cash
   used in operating activities:
    Depreciation                                                        750,028            1,075,505
    Amortization                                                        347,489            1,775,403
    Provision for doubtful accounts                                      69,916               35,940
    Equity in net (income) loss of unconsolidated affiliate              27,667              (92,300)
    Changes in operating assets and liabilities:
      Accounts and notes receivable                                  (4,983,646)          (7,534,791)
      Cost and estimated earnings in excess of billings
        on uncompleted contracts                                         27,129              654,076
      Inventory                                                         106,089             (247,595)
      Prepaid expenses                                                  (84,288)            (225,480)
      Other assets                                                      (99,915)             (70,625)
      Accounts payable and accrued expenses                           1,329,920           (1,390,498)
      Billings in excess of costs and estimated earnings
        on uncompleted contracts                                       (394,347)             655,442
      Other current liabilities                                               -              (41,086)
      Deferred revenue and other long-term liabilities                  143,257              874,130
                                                                 ---------------      ---------------

Net cash used in operating activities                                (1,478,270)          (2,752,953)
                                                                 ---------------      ---------------

INVESTING ACTIVITIES
Investment in and advances to unconsolidated affiliates                  53,047               35,108
Purchase of available-for-sale securities                                     -           (4,626,109)
Proceeds from sale of available-for-sale securities                   1,254,037           12,832,522
Purchase of property and equipment                                   (1,536,315)          (1,492,907)
Cash received upon acquisition of PACE                                  682,411                    -
Expenditures for deferred contract costs and other assets              (200,000)              (6,949)
                                                                 ---------------      ---------------

Net cash provided by investing activities                               253,180            6,741,665
                                                                 ---------------      ---------------

FINANCING ACTIVITIES
Proceeds from exercise of options and warrants                            7,831            1,022,048
Proceeds from issuance of common stock                                        -              533,250
Payments on long-term debt                                             (350,931)            (487,503)
Paydown of borrowings on line of credit                                       -           (3,500,000)
Payments on capital lease obligations                                  (192,328)            (220,146)
                                                                 ---------------      ---------------

Net cash used in financing activities                                  (535,428)          (2,652,351)
                                                                 ---------------      ---------------

Effects of exchange rate changes on cash                                      -              (21,290)
                                                                 ---------------      ---------------

Net increase (decrease) in cash and cash equivalents                 (1,760,518)           1,315,071
Cash and cash equivalents at beginning of period                      3,719,657            2,528,865
                                                                 ---------------      ---------------

Cash and cash equivalents at end of period                        $   1,959,139        $   3,843,936
                                                                 ===============      ===============

See accompanying notes.

                         SYLVAN LEARNING SYSTEMS, INC.


NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 1996

NOTE A - BASIS OF PRESENTATION
         ---------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

NOTE B - ACQUISITIONS
         ------------

The PACE Group

Effective February 28, 1995, the Company purchased the assets and liabilities of The PACE Group ("PACE"), a provider of educational services to corporations.
The initial consideration for the acquisition was 174,964 shares of the Company's common stock having an aggregate market value of $3,160,861. The acquisition was accounted for using the purchase method of accounting. Additional contingent consideration is payable in an amount equal to 6.5 times PACE's earnings before interest and income taxes (EBIT) in 1997, determined in accordance with generally accepted accounting principles. If EBIT is less than $2.7 million in 1997, the PACE shareholders may elect to have the payment calculation based on EBIT for either calendar year 1998 or 1999. The contingent payment is payable two-thirds in cash and one third in shares of Sylvan common stock, unless the PACE shareholders determine that a smaller cash payment is required for their tax purposes. The Company will record any additional consideration payable to the PACE shareholders as additional goodwill, and will amortize that amount over the remaining amortization period.

Drake Prometric, L.P.

Effective September 30, 1995, the Company acquired Drake Prometric, L.P. ("Drake"), a Minneapolis based provider of computer-based certification, licensure and assessment testing programs. The acquisition was accounted for using the purchase method of accounting. The Company acquired Drake for an initial purchase price of $20 million in cash and 3,809,524 restricted shares of Common Stock (the "Initial Shares"). Of the Initial Shares, 1,190,476 shares (the "Revenue Escrow Shares") were placed in escrow and will be released to the sellers to the extent that certain revenue targets relating to portions of the combined computer-based testing business of Sylvan and

Drake are achieved from 1996 through 1998. The sellers may receive up to an additional $40 million (payable 12.5% in cash and the balance in either cash or restricted shares of Common Stock, at Sylvan's option) to the extent other revenue targets relating to portions of the combined computer-based testing business of Sylvan and Drake are achieved in 1998 or 1999 (with the measuring year selected by the sellers).

The Company will record the contingent consideration consisting of the 1,190,476 Revenue Escrow Shares and the additional contingent payment of up to $40 million when the contingencies are resolved and the additional consideration is payable. Also in connection with the acquisition, management anticipates paying a cancellation fee to certain Drake Authorized Testing Centers that currently have contracts to provide computer based testing delivery. These cancellation costs will be recorded as additional purchase price when a reasonable estimate of the cost is determined which will be no later than June 30, 1996. Any amounts recorded will increase goodwill and will be amortized over the remaining amortization period.

NOTE C - INCOME TAXES
         ------------

At December 31, 1995 the Company had net operating loss carryforwards of approximately $2,500,000 for income tax purposes that expire in years 2007 and 2008. The operation of certain provisions of the Internal Revenue Code will limit the amount of the net operating loss carryforwards available to offset taxable income in any one year. During 1996, approximately $2.5 million of net operating loss carryforwards are available to offset taxable income. The Company's effective tax rate has increased from 8% during the first quarter of 1995 to 45% during the first quarter of 1996 mainly due to non-deductible amortization expense of intangible assets related to the Drake acquisition and a lower net operating loss carryforward available for use in 1996. The Company's income tax provision of $1,469,000 for the three month period ended March 31, 1996, consists of federal, state, and foreign income taxes.

NOTE D - BANK LOAN AGREEMENTS
         --------------------

The Company has entered into two loan agreements with a bank, hereinafter the "domestic credit line" and the "international credit line" that provide revolving lines of credit secured by accounts receivable balances. The domestic credit line, which is secured principally by accounts receivable arising from U.S. operations, allows the Company to borrow a maximum of $2.5 million, and is
renewable on May 31, 1996.   The international credit line is secured
principally by accounts receivable arising from international testing operations and allows the Company to borrow a maximum of $7.5 million in 1996 and $10.0 million from January 1997 through the expiration date in March 1998. These credit lines bear interest at a floating rate equal to the 30 day London Interbank Offered Rate ("LIBOR") plus 1.95% per annum. During the three months ended March 31, 1996, both the domestic and international credit lines were paid off in their entirety.

NOTE E - EARNINGS PER SHARE
         ------------------

Earning per common and common equivalent share is computed using the weighted average number of common and common equivalent shares outstanding during each period presented. The weighted average number of shares used for the three months ended March 31, 1996 and 1995 was 15,738,281 and 10,133, 216, respectively. The difference between the number of shares used to determine earnings per common and common equivalent share and earnings per common share assuming full dilution is immaterial. Common stock equivalents consist of stock options and warrants (using the treasury stock method).

NOTE F - CONTINGENT MATTERS
         ------------------

During 1993, the Company committed to purchase and license instructional learning system software from a company (the "Seller") to be used in the Company's contract education sites and to be sold to its franchised Sylvan Learning Centers. The agreement requires the acquisition of a minimum of $4.0 million of courseware in CD ROM format. As of March 31, 1996, the Company had paid for and accepted delivery of $3.0 million in courseware. Prior to August 31, 1996 the Company is required to place a minimum order of $1.0 million. As stipulated in the contract, management currently intends to offset the commitment for future orders against certain obligations the Seller may have to the Company as described below.

In 1993, the Company purchased from the Seller the rights to certain testing contracts and agreed to pay the Seller a royalty equal to 27% of the excess contract revenues earned by August 31, 1997 over $7.4 million. Conversely, the Seller agreed to pay the Company a reverse royalty equal to 27% of any revenue deficiency under $7.4 million that may occur by August 31, 1997. An installment payment of no more than $1 million is payable to the Company under the reverse royalty agreement in October 1996 in the event that revenues are less than $5.5 million, with any remaining amount due in October 1997 based on the August 31, 1997 calculation. The Company expects, based on the amount of revenue earned on these contracts through March 31, 1996 and projections of additional revenues through August 31, 1996, that the Seller will owe the Company approximately $1 million in October 1996. No amounts have been recorded related to the royalty arrangement at March 31, 1996.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS
          -----------------------------------

     All statements contained herein that are not historical facts, including but not limited to, statements regarding the anticipated impact of uncollectible accounts receivable on future liquidity, expenditures to develop licensing and certification tests under existing contracts, amounts payable to or by the Company in connection with a 1993 software agreement, the Company's contingent payment obligations relating to the PACE and Drake acquisitions, future capital requirements and the Company's future development plans are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: changes in the financial resources of the Company's clients, timing and extent of testing clients' conversions to computer-based testing, amount of revenues earned pursuant to certain testing contracts acquired in connection with the 1993 software agreement and revenues earned by the Company's PACE and Drake operations, the availability of sufficient capital to finance the Company's business plan on terms satisfactory to the Company; general business and economic conditions; and the other risk factors described in the Company's reports filed from time to time with the Commission. The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

     The Company generates revenue from three business segments: core educational services which primarily consists of franchise sales, royalties, and Company-owned Learning Center revenue; testing services, which consists of computer-based testing fees paid to the Company primarily by test administrators; and contract educational services, which consists of revenue attributable to providing supplemental and remedial education services to school districts and major corporations.

RESULTS OF OPERATIONS

Comparison of results for the quarter ended March 31, 1996 to results for the quarter ended March 31, 1995.

Revenue. Total revenues increased by $17.6 million, or 103% to $34.6 million for the quarter ended March 31, 1996 compared to the same period in 1995. This increase resulted from higher revenues in all business segments - core educational services, testing services, and contract educational services.

     Core educational services revenue increased by $1.4 million, or 24%, to $7.2 million during the first quarter of 1996. Franchise royalties increased $398,000 or 19%, for the quarter ended March 31, 1996. This increase in franchise royalties was due to the net increase of 14 new Centers in new territories and one new satellite Center (Centers operating within existing franchise territories) opened in the quarter ended March 31, 1996, combined with an overall 16% increase in revenues at existing Learning Centers open for more than one year. Franchise sales fees decreased $161,000 to $212,000 for the quarter ended March 31, 1996, compared to the same period in 1995. For the quarter ended March 31, 1996, there were six franchise Center licenses sold, compared to three franchise Center licenses sold and a $270,000 area development agreement sold in the first quarter of 1995.

     Revenue from Company-owned Learning Centers increased $907,000, or 37%, to $3.4 million during the first quarter of 1996. Same center revenue growth related to student enrollment increases resulted in $726,000, or 29%, of the increase. The remainder of the increase resulted from the net effect of opening four new centers after March 31, 1995 and closing two existing centers prior to the first quarter of 1996. This net increase of two new centers resulted in an additional $181,000 of revenue during the first quarter of 1996. Product sales increased $256,000, or 30%, to $1.1 million in the first quarter of 1996 due to overall student enrollment increases at franchised centers.

     Testing services revenue increased $12.6 million, or 238% to $17.8 million during the first quarter of 1996, compared to the same period in 1995. Testing service revenues accounted for 52% of total revenues for the quarter ended March 31, 1996, compared to 31% in the first quarter of 1995. The significant increase in testing services revenues resulted primarily from the acquisition of Drake which provided increased revenues from Information Technology (IT) clients. Increased services under the cost-plus Educational Testing Service (ETS) international contract and the implementation of a management contract with the National Association of Security Dealers, Inc. ("NASD") in the first quarter of 1996 also contributed to the increase in testing services revenues. Effective March 1, 1996 the Company entered into a management contract with the NASD to operate their testing centers delivering computer-based testing to securities brokers and dealers. The management contract continues through August 30, 1996 at which time most NASD testing centers could be closed if it is cost beneficial. The Company has a 10 year contract to provide testing for the NASD.

     Contract educational services revenue increased $3.6 million, or 61%, to $9.5 million for the quarter ended March 31, 1996. Revenue from Public and Non-public school contracts increased $2.3 million for the quarter ended March 31, 1996. Revenue from PACE accounted for $1.3 million of the increase for the first quarter of 1996. The PACE increases result from the fact that the acquisition, accounted for as a purchase, was effective February 28, 1995.

     Revenue from Public and Non-public school contracts obtained after March 31, 1995 contributed $2.7 million of the $2.3 million increase for the first quarter of 1996. Revenue from existing Public and Non-public school contracts decreased by $400,000 for the first quarter of 1996, primarily related to reduced Public and Non-public school funding available at certain schools.

Cost and Expenses. Company-owned Learning Center expenses increased $778,000, to $3.0 million, or 90% of total Company-owned Learning Center services revenue in the first quarter of 1996, compared to $2.3 million, or 92% of total Company-owned Learning Center services revenue in the first quarter of 1995. The increased expenses were primarily advertising and labor associated with increased center enrollment. Same center expenses accounted for $573,000 of the increase, and represent 79% of incremental same center revenues. The net addition of two new Company-owned Learning Centers increased expenses $205,000, or 113% of the revenue of new centers.

     Testing services expense for the first quarter of 1996 increased $10.5 million, to $15.2 million, or 85% of total testing services revenue, compared to $4.6 million or 88% of total testing services revenue for the first quarter of 1995. The increase resulted primarily from the acquisition of Drake and the increased registration and delivery costs associated with additional volumes of tests. The decrease in testing services expense as a percentage of revenues was primarily a result of lower management costs associated with the Company-owned testing centers and the benefit of some overhead expenses related to the development of new programs being reimbursed by third parties.

     Contract educational services expense increased $3.1 million to $8.3 million, or 87% of contract educational services revenue during the first quarter of 1996, compared to $5.2 million or 88% of contract educational services revenue in the first quarter of 1995. Operating expenses for Public and Non-public schools increased $1.9 million, while operating expenses for PACE increased $1.2 million for the first quarter of 1996. The PACE increase results from the fact that the acquisition, accounted for as a purchase, was effective February 28, 1995.

     General and administrative expenses increased $1.4 million, or 47%, to $4.3 million during the first quarter of 1996 compared to the first quarter of 1995, but decreased as a percentage of revenue from 17% to 12%. This percentage decline resulted from increased revenues primarily from franchise royalties, franchise sales, testing services and contract and Company-owned Learning Center services without corresponding increases in administrative staff salaries and expenses.


LIQUIDITY AND CAPITAL RESOURCES

     Cash used in operating activities was $2.8 million for the three months ended March 31, 1996 as compared to $1.5 million in the comparable period of 1995. Cash flow from operations before working capital changes increased from $2.5 million in the 1995 period to $4.6 million in the 1996 period, primarily as a result of significant overall growth in Company operations before considering non-cash charges, which primarily consist of depreciation and amortization. The Company's investment in working capital has significantly reduced cash flow, particularly as a result of the growth in accounts receivable. This increase in accounts receivable relates to an overall increase in revenue of 103%. Specifically, of the $7.5 million operating cash flow reduction attributable to an increase in accounts receivable, $2.4 million related to the Company's expanding testing contracts, $3.0 million related to ETS domestic and international testing contracts and $1.6 million related to new and expanded Public and Non-public school contracts. The increase in testing receivables resulted from higher domestic testing volumes and a significant increase in billings under international testing contracts. Public and Non-public school accounts receivable have increased due to increased billings for new contracts obtained since the first quarter of 1995. The average collection period for accounts receivable has been approximately 60 days. The Company believes that uncollectible accounts receivable will not have a significant effect on future liquidity, as a significant portion of its accounts receivable are due from enterprises with substantial financial resources, such as large corporations and governmental units.

     During the first quarter of 1996, the Company sold a net of $8.2 million of available for sale securities, the proceeds of which were used primarily to pay off the outstanding line of credit borrowings of $3.5 million, to reduce accounts payable and accrued expenses by $1.4 million, and to fund the purchases of property and equipment of $1.5 million as described below.

     The Company continues to incur expenditures for additions to property and equipment, which totaled $1.5 million in the first quarter of 1996. These additions primarily consist of furniture and equipment for general business expansion, including expenditures for new Public and Non-public school classrooms and equipment needed for overseas testing centers operated by the Company. Under the international testing contract with ETS, the Company is reimbursed for overseas equipment expenditures as the equipment is depreciated. This reimbursement includes a financing charge over the reimbursement period. The Company may spend up to $2 million over the next 18 months to develop licensing and certification tests under contracts with various testing organizations.

     The Company has entered into two loan agreements with a bank, (hereinafter the "domestic credit line" and the "international credit line") that provide revolving lines of credit secured by accounts receivable balances. The domestic credit line, which is secured principally by accounts receivable arising from U.S. operations, allows the Company to borrow a maximum of $2.5 million, and expires in May 1996 but is expected to be renewed under at least the same terms. The domestic credit line had no outstanding borrowings at March 31, 1996. The international credit line is secured principally by accounts receivable arising from international testing operations and allows the Company to borrow a maximum of $7.5 million in 1996 and $10.0 million from January 1997 through the expiration date in March 1998. The international credit line had no outstanding borrowings at March 31, 1996. These credit lines bear interest at a floating rate equal to the 30 day London Interbank Offered Rate ("LIBOR") plus 1.95% per annum.

     During the first quarter of 1996, the Company received $1.0 million of cash as a result of the exercise of stock options and warrants to purchase 180,488 shares of Common Stock.

     The Company paid the NASD $4.7 million in early April 1996 pursuant to an asset transfer agreement related to the management of the NASD testing centers and the acquisition of contract rights to provide testing based on a ten year contract with the NASD. The assets transferred by the NASD consisted mainly of computer equipment in the NASD testing centers.

     The Company believes that its capital resources will be sufficient on a short-term basis and over the next 24 months to fund continued expansion of the business, including working capital needs and expected investments in property and equipment.

     The Company continues to review other companies in the education or computer-based testing industries for potential acquisitions. The Company is not currently in any acquisition negotiations. Additional capital resources may be necessary to acquire and thereafter operate additional businesses.

CONTINGENT MATTERS

     During 1993, the Company committed to purchase and license instructional learning system software from a company (the "Seller") to be used in the Company's contract education sites and to be sold to its franchised Sylvan Learning Centers. The agreement requires the acquisition of a minimum of $4.0 million of courseware in CD ROM format. As of March 31, 1996, the Company had paid for and accepted delivery of $3.0 million in courseware. Prior to August 31, 1996, the Company is required to place a minimum order of $1.0 million. As stipulated in the contract, management currently intends to offset the commitment for future orders against certain obligations the Seller may have to the Company as described below. In 1993 the Company purchased from the Seller the rights to certain testing contracts and agreed to pay the Seller a royalty equal to 27% of the excess contract revenues earned through August 31, 1997 over $7.4 million. Conversely, the Seller agreed to pay the Company a reverse royalty equal to 27% of any revenue deficiency below $7.4 million through August 31, 1997. An installment payment of no more than $1 million is payable by the Seller in October 1996 to the Company under the reverse royalty agreement in the event that revenues are less than $5.5 million through August 31, 1996, with any remaining amount due in October 1997 based on the August 31, 1997 calculation. The Company expects, based on the amount of revenue earned on these contracts through March 31, 1996 and projections of additional revenues through August 31, 1996, that the Seller will owe the Company approximately $1 million in October 1996. No amounts have been recorded related to the royalty arrangement at March 31, 1996.

     In connection with the PACE acquisition, the Company will be required to make a contingent payment equal to 6.5 times PACE's 1997 earnings before interest and income taxes ("EBIT"). If PACE's EBIT is less than $2.7 million for 1997, the PACE shareholders may elect to have the payment calculation based on EBIT for either calendar year 1998 or 1999. The contingent payment is payable partially in cash and partially in Common Stock. The amount of any contingent payment to the PACE Stockholders will be capitalized as goodwill when paid and amortized over the remaining estimated recovery period. PACE is expected to meet its cash needs from its operations. PACE provides most of its services to large corporations with favorable credit histories. PACE operations are not capital intensive and historically PACE has generated positive cash flow from operations.

     The agreement with Drake provides for future contingent payments based on achievement of certain specified revenue targets between 1997 and 1998 (or 1999 at election of the Sellers). The contingent payments of up to $40 million, if earned, are payable 12.5% in cash (or more at the discretion of the Company) with the remainder in shares of the common stock. The amount of any contingent payments will be capitalized as goodwill when paid and amortized over the remaining estimated recovery period.

EFFECTS OF INFLATION

     Inflation has not had a material effect on the Company's revenue and income from continuing operations in the past three years. Inflation is not expected to have a material future effect.

QUARTERLY FLUCTUATIONS

     The Company's revenues and operating results have varied substantially from quarter to quarter and may continue to vary, depending upon the timing of implementation of new computer-based testing contracts and contracts funded under the Public and Non-public school or similar programs. Based on the Company's limited experience, revenue generated by computer-based testing services may vary based on the frequency or timing of delivery of individual tests and the speed of test administrators' conversion of tests to computer-based format. Revenue or profits in any period will not necessarily be indicative of results in subsequent periods.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

(A)  REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K during the three months ended March 31, 1996.

SIGNATURES
- ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.


                                        Sylvan Learning Systems, Inc.


Date:  May 13, 1996                        /s/B. Lee McGee
                                         --------------------------------
                                         B. Lee McGee
                                         Chief Financial Officer