Form 10-K/A
period 1995-12-31
SYLVAN LEARNING SYSTEMS INC
filed 1996-06-28
CIK 912766

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the fiscal year ended December 31, 1995
                                                    -----------------

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to _________

Commission File Number       0-22844
                       ----------------------

                         SYLVAN LEARNING SYSTEMS, INC.
                         -----------------------------
             (Exact name of registrant as specified in its charter)

           Maryland                                              52-1492296
- -------------------------------                            ---------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

9135 Guilford Road, Columbia, Maryland                          21046
- ---------------------------------------------                ----------
  (Address of principal executive offices)                   (Zip Code)

      Registrant's telephone number, including area code:  (410)880-0889
                                                           ------------
          Securities registered pursuant to Section 12(b) of the Act:

                                               Name of each exchange on
         Title of each class                       which registered
     ---------------------------               ------------------------
     Common Stock, Par Value $.01                       NASDAQ

     Securities registered pursuant to the Section 12(g) of the Act:  None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [_].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of voting Common Stock held by non-affiliates of the registrant was approximately $281,974,000 as of March 19, 1996.

The registrant had 15,344,726 shares of Common Stock outstanding as of March 19, 1996.

Item 14(a)(1) of the Registrant's Form 10-K is hereby amended to read as
- ------------------------------------------------------------------------
follows:
- -------

Item 14(a)(1)

                         INDEX TO FINANCIAL STATEMENTS


                                                               Page Reference
                                                              From  Form 10-K
                                                              ---------------
The Company:
  Report of Independent Auditors...................................  29
  Consolidated Balance Sheets as of December 31, 1994 and
   December 31, 1995...............................................  30
  Consolidated Statements of Operations for the years ended
   December 31, 1993, 1994 and 1995................................  32
  Consolidated Statements of Stockholders' Equity for the years ended December 31, 1993, 1994 and 1995..........................  33
  Consolidated Statements of Cash Flows for the years ended
   December 31, 1993, 1994 and 1995................................  34
  Notes to Consolidated Financial Statements.......................  35
  Audited Financial Statements of Sylvan Learning Systems, Inc.
   401(k) Retirement Savings Plan
   for the years ended December 31, 1995 and 1994..................  59

Item 14 (a) 2 - Financial Statement Schedule:

  Schedule II - Valuation and Qualifying Accounts................... 58

                         Report of Independent Auditors


Sylvan Learning Systems, Inc. 401(k) Retirement Savings Plan
Baltimore, Maryland

We have audited the accompanying statements of net assets available for benefits of the Sylvan Learning Systems, Inc. 401(k) Retirement Savings Plan as of December 31, 1995 and 1994, and the related statements of changes in net assets available for benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Sylvan Learning Systems, Inc. 401(k) Retirement Savings Plan as of December 31, 1995 and 1994, and the changes in its net assets available for benefits for the years then ended, in conformity with generally accepted accounting principles.



June  14 , 1996

          Sylvan Learning Systems, Inc. 401(k) Retirement Savings Plan

                Statements of Net Assets Available for Benefits



                                                             December 31
                                                           1995       1994
                                                        -----------------------
Assets
Investments, at fair value:
  Sylvan Learning Systems, Inc. common stock            $  339,626   $  56,463
  Mutual funds:
   MFS Emerging Growth Fund                                207,753           -
   Euro Pacific Growth Fund                                117,220           -
   Fidelity Advisor Equity Portfolio Growth Fund           216,837      32,423
   Fidelity Advisor Growth Opportunities Portfolio         225,190           -
   American Balanced Fund                                  165,791      36,027
   Alex Brown Cash Reserve Fund                             59,668           -
   Growth Fund of America                                        -      55,870
   Investment Company of America                                 -     128,904
   U.S. Treasury Money Fund of America                           -      19,224
  Participant loans                                         28,315      14,171
                                                        ----------------------
                                                         1,360,400     343,082
Unallocated insurance contract, at contract value:
  First Colony Group Deposit Administration Contract       142,688     151,549
                                                        ----------------------
Total investments                                        1,503,088     494,631
Contributions receivable from employees                     77,849      35,576
                                                        ----------------------
Net assets available for benefits                       $1,580,937   $ 530,207
                                                        ======================

See accompanying notes.

          Sylvan Learning Systems, Inc. 401(k) Retirement Savings Plan

           Statements of Changes in Net Assets Available for Benefits



                                                       Year ended December 31
                                                          1995        1994
                                                       ----------------------
Investment income:
  Interest                                             $   31,246   $  10,299
  Dividends                                                14,335      11,510
                                                       ----------------------
                                                           45,581      21,809
Employee salary deferral
 contributions                                            536,825     189,585
Employee rollover contributions                           236,385      22,281
                                                       ----------------------
Total additions                                           818,791     233,675


Withdrawals                                               (13,251)    (47,515)

Net realized gain on sale of investments                    9,575       1,800
Net unrealized appreciation (depreciation) in
 aggregate fair value of investments                      235,615      (1,914)
                                                       ----------------------
Net increase                                            1,050,730     186,046
Net assets available for benefits at beginning
 of year                                                  530,207     344,161
                                                       ----------------------
Net assets available for benefits at end of year       $1,580,937   $ 530,207
                                                       ======================

See accompanying notes.

          Sylvan Learning Systems, Inc. 401(k) Retirement Savings Plan

                         Notes to Financial Statements


1. Significant Accounting Policies

Basis of Accounting

The financial statements of the Sylvan Learning Systems, Inc. (the "Company") 401(k) Retirement Savings Plan (the "Plan") are prepared using the accrual method of accounting.

Benefits are recorded when paid. Amounts allocated to terminated participants at December 31, 1995 and 1994 were $25,264 and $11,991, respectively.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of increases and decreases in net assets during the period. Actual results could differ from those estimates.

Certain 1994 amounts have been reclassified to conform to 1995 presentation.

Investment Valuation

Investments are stated at fair value except for the unallocated insurance contract which is valued at contract value. Sylvan Learning Systems, Inc. common stock, is valued at the last reported sales price on the last business day of the plan year. Mutual Funds are reported at current redemption value. Participant loans are valued at cost which approximates fair value.

The unallocated insurance contract with First Colony Group Deposit Administration is valued at contract value as estimated by the insurance company. Contract value represents contributions made under contract, plus interest at the contract rate, less funds used to pay withdrawals and to pay for the insurance company's administrative expenses.

The change in the difference between cost and fair value is reflected in the statements of changes in net assets available for benefits as net unrealized appreciation (depreciation) in aggregate fair value of investments. The realized gain or loss on investments is the difference between the proceeds received and the average cost of investments sold.

Administration Expenses

All costs and expenses incurred in connection with the administration of the Plan are paid by the Company.

          Sylvan Learning Systems, Inc. 401(k) Retirement Savings Plan

2. Plan Description

The following description of the Plan provides only general information. Participants should refer to the Summary Plan Description for a more complete
                                 ------------------------
description of the Plan's provisions. Copies of this summary are available from the Company's Human Resources Department.

General

The Plan is a defined contribution plan covering substantially all employees who are age twenty-one or older and have completed one year of service. It is subject to the provisions of Employee Retirement Income Security Act of 1974 (ERISA).

Plan Mergers

In connection with the Company's acquisition of Remedial Education Diagnostic Corporation, Inc., the Remedial Education Diagnostic Corporation Retirement Plan (the "READS Plan") was merged into the Plan effective October 1, 1995. The READS Plan's net assets of $804,381 were transferred to the Plan on February 1, 1996.

In connection with the Company's acquisition of The PACE Group, Inc., The PACE Group, Inc. 401(k) Plan (the "PACE Plan") was merged into the Plan effective December 31, 1995. The PACE Plan's net assets have not been transferred to the Plan as of the date of this report.

Contributions

Employees contribute to the Plan through payroll deduction, subject to certain annual limitations defined in the Internal Revenue Code. In addition, employees may deposit distributions received from other plans ("rollovers"). The Company may make contributions at its own discretion. During 1995 and 1994, the Company elected not to make any discretionary contributions to the Plan. Contributions to the Plan are invested in the available investment options as determined by the participant.

Each participant account is credited with the participant's contribution and an allocation of (a) the Company's contribution, (b) Plan earnings, and (c) forfeitures of terminated participants' nonvested accounts. Allocations are based on participant earnings or account balances, as defined.

          Sylvan Learning Systems, Inc. 401(k) Retirement Savings Plan

2. Plan Description (continued)

Vesting

Participants are immediately vested in their contributions plus earnings thereon. Vesting in the Company's discretionary contributions, if any, plus earnings thereon is based on years of continuous service at a rate of 25 percent per year in years two through five. A participant is 100 percent vested after five years of credited service.

Investments

Upon enrollment in the Plan, a participant may direct employee contributions in any of the available investment options. At December 31, 1995, the following investment options were available: Sylvan Learning Systems, Inc. common stock, MFS Emerging Growth Fund, Euro Pacific Growth Fund, Fidelity Advisor Equity Portfolio Growth Fund, Fidelity Advisor Growth Opportunities Portfolio, American Balanced Fund, Alex Brown Cash Reserve Fund, and First Colony Group Deposit Administration Contract. Participants have the opportunity to change their investment options quarterly.

Participant Loans

Participants may borrow from their account balances a minimum of $1,000 up to a maximum of $50,000 or 50% of their vested account balance. Principal and interest are repaid ratably through payroll deductions over loan terms which generally do not exceed five years. Hardship distributions are also permitted from a participant's account.

Payment of Benefits

On termination of service, a participant may receive a lump sum amount equal to the vested value of his or her account, or upon death, disability, or retirement, elect to receive periodic installments in accordance with plan provisions.

Plan Termination

Although it has not expressed any intent to do so, the Company has the right to discontinue its contributions at any time and to terminate the Plan subject to the provisions of ERISA.

          Sylvan Learning Systems, Inc. 401(k) Retirement Savings Plan

3. Investments

The fair value of individual investments that represent 5% or more of the Plan's net assets available for benefits are as follows:


                                                             December 31
                                                            1995      1994
                                                        ---------------------
Investments, at fair value:
  Sylvan Learning Systems, Inc. common stock              $ 339,626  $ 56,463
  Mutual funds:
   MFS Emerging Growth                                      207,753         -
   Euro Pacific Growth Fund                                 117,220         -
   Fidelity Advisor Equity Portfolio Growth Fund            216,837    32,423
   Fidelity Advisor Growth Opportunities Portfolio          225,190         -
   American Balanced Fund                                   165,791    36,027
   Growth Fund of America                                         -    55,870
   Investment Company of America                                  -   128,904
Unallocated insurance contract, at contract value:
 First Colony Group Deposit Administration Contract         142,688   151,549

During 1995 and 1994 the Plan's investments (including investments bought, sold and held during the year) appreciated (depreciated) in fair value by $245,190 and $(114), respectively, as follows:

                                                       Year Ended December 31, 1995
                                                     ---------------------------------
                                                       Net Appreciation    End of Year
                                                        in Fair Value          at
                                                         During Year       End of Year
                                                      ---------------------------------
Fair value as determined by quoted market price:
 Sylvan Learning Systems, Inc. common stock                  $108,695       $  339,626
 Mutual funds:
  MFS Emerging Growth                                          39,512          207,753
  Euro Pacific Growth Fund                                      8,043          117,220
  Fidelity Advisor Equity Portfolio Growth Fund                30,471          216,837
  Fidelity Advisor Growth Opportunities Portfolio              32,927          225,190
  American Balanced Fund                                       17,287          165,791
  Alex Brown Cash Reserve Fund                                                  59,668
  Growth Fund of America                                        3,564                -
  Investment Company of America                                 4,691                -
Fair Value as estimated by Plan Administrator:
 Participant loans                                                  -           28,315
Contract value as determined by insurance company:
 First Colony Group Deposit Administration Contract                 -          142,688
                                                      ---------------------------------
                                                             $245,190       $1,503,088
                                                      =================================

          Sylvan Learning Systems, Inc. 401(k) Retirement Savings Plan

3. Investments (continued)



                                                         Year Ended December 31, 1995
                                                       ---------------------------------
                                                         Net Appreciation
                                                          Depreciation       Fair Value
                                                          in Fair Value          at
                                                           During Year       End of Year
                                                       ---------------------------------
Fair value as determined by quoted market price:
 Sylvan Learning Systems, Inc. common stock                   $ 13,199         $ 56,463
 Mutual funds:
  Growth Fund of America                                        (3,149)          55,870
  Investment Company of America                                 (8,029)         128,904
  American Balanced Fund                                        (1,756)          36,027
  U.S. Treasury Money Fund of America                                -           19,224
  Fidelity Advisor Equity Portfolio Growth Fund                   (379)          32,423
Fair Value as estimated by Plan Administrator:
 Participant loans                                                   -           14,171
Contract value as determined by insurance company:
 First Colony Group Deposit Administration Contract                             151,549
                                                       ---------------------------------
                                                                 $(114)        $494,631
                                                       =================================

4. Contract with Insurance Company

In August 1992, the Company entered into a Group Deposit Administration contract with First Colony. For investment purposes, the premiums paid by the Plan are commingled with other assets of First Colony in the Deposit Administration Fund. The Deposit Administration Fund guarantees a 4% interest rate, compounded annually. The crediting interest rate is adjusted periodically as determined by First Colony based on market rates. Actual interest earned for 1995 ranged from 5.4% to 6.65% and for 1994 from 5.25% to 6.65%. If the Plan withdraws moneys from the Deposit Administration Fund, First Colony may make a market value adjustment. Such an adjustment will be made if in any 12 month period the Deposit Administration Fund is reduced by an amount equal to at least 20% of the highest balance in the Fund.

5. Tax Status

The Internal Revenue Service has determined and informed the Plan by a letter dated March 7, 1995 that the Plan and related trust are designed in accordance with applicable sections of the Internal Revenue Code (IRC), and is therefore not subject to tax under present income tax laws. The Plan management believes that the Plan continues to qualify and to operate as designed.

         Sylvan Learning Systems, Inc. 401(k) Retirement Savings Plan

Note 6: Allocation of Net Assets Available for Benefits to Investment Programs

                                                                                   December 31, 1995
                                        --------------------------------------------------------------------------------------------
                                            Sylvan                                     Fidelity         Fidelity
                                           Learning         MFS                         Advisor          Advisor
                                        Systems, Inc.    Emerging    Euro Pacific       Equity           Growth       American
                                            Common        Growth        Growth         Portfolio      Opportunities   Balanced
                                            Stock          Fund          Fund         Growth Fund       Portfolio       Fund
                                        --------------------------------------------------------------------------------------------
Assets
Investments, at fair value                  $339,626     $207,753      $117,220         $216,837       $225,190       $165,791
Unallocated insurance contract, at
contract value
Contributions receivable from employees       20,848       13,226         6,119           12,666         11,777          8,411
                                        --------------------------------------------------------------------------------------------
Net assets available for benefits           $360,474     $220,979      $123,339         $229,503       $236,967       $174,202
                                        ============================================================================================


                                                                                   December 31, 1995
                                        --------------------------------------------------------------------------------------------
                                           Alex Brown                                   U. S.                        First Colony
                                              Cash          Growth      Investment     Treasury                     Group Deposit
                                            Reserve          Fund       Company of    Money Fund    Participant     Administration
                                              Fund        of America     America      of America       loans           Contract
                                        --------------------------------------------------------------------------------------------
Assets
Investments, at fair value                  $59,668                                                   $28,315
Unallocated insurance contract, at
contract value                                                                                                         $142,688
Contributions receivable from employees       1,802                                                                       3,000
                                        --------------------------------------------------------------------------------------------
Net assets available for benefits           $61,470             $0          $0            $0          $28,315          $145,688
                                        ============================================================================================


                                        December 31, 1995
                                        -----------------
                                              Total
                                        -----------------
Assets
Investments, at fair value                  $1,360,400
Unallocated insurance contract, at
contract value                                 142,688
Contributions receivable from employees         77,849
                                        -----------------
Net assets available for benefits           $1,580,937
                                        =================

                                                                    December 31, 1994
                                            ---------------------------------------------------------------------
                                                                 Fidelity
                                                Sylvan           Advisor
                                               Learning          Equity          American
                                             Systems, Inc.       Portfolio        Balanced         Growth Fund
                                             common stock      Growth Fund         Fund            of America
                                            ---------------------------------------------------------------------
Assets
Investments, at fair value                      $56,463          $32,423          $36,027            $55,870
Unallocated insurance contract, at
contract value
Contributions receivable from employees          15,937            9,792            4,484              1,787
                                            ---------------------------------------------------------------------
Net assets available for benefits               $72,400          $42,215          $40,511            $57,657
                                            =====================================================================

                                                                    December 31, 1994
                                            ---------------------------------------------------------------------
                                                            U. S.                    First Colony
                                            Investment     Treasury                  Group Deposit
                                            Company of    Money Fund  Participant   Administration
                                              America     of America     loans         Contract        Total
                                            ---------------------------------------------------------------------
Assets
Investments, at fair value                   $128,904      $19,224       $14,171                     $343,082
Unallocated insurance contract, at
contract value                                                                           $151,549     151,549
Contributions receivable from employees         2,386          295                            895      35,576
                                            ---------------------------------------------------------------------
Net assets available for benefits            $131,290      $19,519       $14,171         $152,444    $530,207
                                            =====================================================================

         Sylvan Learning Systems, Inc. 401(k) Retirement Savings Plan

Note 7: Allocation of Changes in Net Assets Available for Benefits to Investment Programs

                                                                         Year ended December 31, 1995
                                           ---------------------------------------------------------------------------------------
                                              Sylvan                               Fidelity      Fidelity
                                             Learning        MFS                    Advisor       Advisor               Alex Brown
                                           Systems, Inc.  Emerging  Euro Pacific    Equity        Growth      American     Cash
                                              Common       Growth      Growth      Portfolio   Opportunities  Balanced    Reserve
                                              Stock         Fund        Fund      Growth Fund    Portfolio      Fund       Fund
                                           ---------------------------------------------------------------------------------------
Investment income:
  Interest                                        $2,134                    $721      $10,331         $2,694    $5,157
  Dividends                                            0        $0         2,415          330          2,761     4,917      $3,013
                                           ---------------------------------------------------------------------------------------
                                                   2,134         0         3,136       10,661          5,455    10,074       3,013
Employee salary deferral contributions           114,578    74,631        50,345       88,679         89,833    64,978      15,060
Employee rollover contributions                   34,701    46,015        11,813       31,298         50,756    32,235       7,473
                                           ---------------------------------------------------------------------------------------
Total additions                                  151,413   120,646        65,294      130,638        146,044   107,287      25,546

Withdrawals                                       (1,498)     (152)         (270)      (1,975)          (145)   (1,714)     (3,908)


Net realized gain on sale of investments             980        96            60           99             43        42           0
Net unrealized appreciation in fair value
of investments                                   107,715    39,416         7,983       30,372         32,884    17,245           0
Interfund transfers                               29,464    60,973        50,272       28,154         58,141    10,831      39,832
                                           ---------------------------------------------------------------------------------------
Net increase (decrease)                          288,074   220,979       123,339      187,288        236,967   133,691      61,470
Net assets available for benefits at
beginning of year                                 72,400         0             0       42,215              0    40,511           0
                                           ---------------------------------------------------------------------------------------
Net assets available for benefits at end
of year                                         $360,474  $220,979      $123,339     $229,503       $236,967  $174,202     $61,470
                                           =======================================================================================
                                                                             Year ended December 31, 1995
                                                      -----------------------------------------------------------------------------

                                                                                 U.S.                  First Colony
                                                        Growth    Investment   Treasury                Group Deposit
                                                         Fund     Company of  Money fund  Participant  Administration
                                                      of America   America    of America     Loans        Contract          Total
                                                      -----------------------------------------------------------------------------
Investment income:
  Interest                                                   $68                               $1,216          $8,925        31,246
  Dividends                                                   11        $888          $0            0               0        14,335
                                                      -----------------------------------------------------------------------------
                                                              79         888           0        1,216           8,925        45,581
Employee salary deferral contributions                         0           0           0            0          38,721       536,825
Employee rollover contributions                                0           0           0            0          22,094       236,385
                                                      -----------------------------------------------------------------------------
Total additions                                               79         888           0        1,216          69,740       818,791

Withdrawals                                               (1,196)       (726)          0            0          (1,667)      (13,251)

Net realized gain on sale of investments                   3,564       4,691           0            0               0         9,575
Net unrealized appreciation in fair value
of investments                                                 0           0           0            0               0       235,615
Interfund transfers                                      (60,104)   (136,143)    (19,519)      12,928         (74,829)            0
                                                       -----------------------------------------------------------------------------
Net increase (decrease)                                  (57,657)   (131,290)    (19,519)      14,144          (6,756)     1,050,730
Net assets available for benefits at
beginning of year                                         57,657     131,290      19,519       14,171         152,444        530,207
                                                       -----------------------------------------------------------------------------
Net assets available for benefits at end
of year                                                       $0          $0          $0      $28,315        $145,688     $1,580,937
                                                       =============================================================================

         Sylvan Learning Systems, Inc. 401(k) Retirement Savings Plan

Note 7: Allocation of Changes in Net Assets Available for Benefits to Investment Programs (continued)

                                                                         Year ended December 31, 1994
                                           ---------------------------------------------------------------------------------------
                                                Sylvan        Fidelity
                                               Learning        Advisor
                                             Systems, Inc.     Equity         American          Growth       Investment
                                                Common        Portfolio       Balanced           Fund        Company of
                                                Stock        Growth Fund        Fund          of America       America
                                           ---------------------------------------------------------------------------------------
Net investment income:
  Interest                                        $427
  Dividends                                          0         $315           $1,463            $2,452          $7,280
                                           ---------------------------------------------------------------------------------------
Net investment income                              427          315            1,463             2,452           7,280
Employee salary deferral contributions          22,497       31,017           16,836            33,854          55,001
Employee rollover contributions                  5,306        9,179            4,230             1,738             914
                                           ---------------------------------------------------------------------------------------
Total Additions                                 28,230       40,511           22,529            38,044          63,195

Withdrawals                                     (2,058)        (209)          (4,196)          (14,182)        (19,949)


Net realized gain(loss) on sale of
investments                                          0          (10)            (318)            1,368             760
Net unrealized appreciation
(depreciation) in fair value of
investments                                     13,199         (369)          (1,438)           (4,517)         (8,789)
Interfund transfers                             16,967         (159)            (418)          (15,542)        (29,430)
                                           ---------------------------------------------------------------------------------------
Net increase                                    56,338       39,764           16,159             5,171           5,787
Net assets available for benefits at
beginning of year                               16,062        2,451           24,352            52,486         125,503
                                           ---------------------------------------------------------------------------------------
Net assets available for benefits at end
of year                                        $72,400      $42,215          $40,511           $57,657        $131,290
                                           =======================================================================================
                                                                             Year ended December 31, 1994
                                                      -----------------------------------------------------------------------------

                                                               U.S.                          First Colony
                                                             Treasury                        Group Deposit
                                                            Money Fund      Participant      Administration
                                                            of America        Loans             Contract              Total
                                                      -----------------------------------------------------------------------------
Net investment income:
  Interest                                                      $147            $840              $8,885             $10,299
  Dividends                                                        0               0                   0              11,510
                                                      -----------------------------------------------------------------------------
Net investment income                                            147             840               8,885              21,809
Employee salary deferral contributions                         4,316               0              26,064             189,585
Employee rollover contributions                                    0               0                 914              22,281
                                                      -----------------------------------------------------------------------------
Total Additions                                                4,463             840              35,863             233,675

Withdrawals                                                        0               0              (6,921)            (47,515)

Net realized gain(loss) on sale of investments                     0               0                   0               1,800
Net unrealized appreciation
(depreciation) in fair value
of investments                                                     0               0                   0              (1,914)
Interfund transfers                                           15,013          13,331                 238                   0
                                                       -----------------------------------------------------------------------------
Net increase                                                  19,476          14,171              29,180             186,046
Net assets available for benefits at
beginning of year                                                 43               0             123,264             344,161
                                                       -----------------------------------------------------------------------------
Net assets available for benefits at end
of year                                                      $19,519         $14,171            $152,444            $530,207
                                                       =============================================================================

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Sylvan Learning Systems, Inc.


                                       By  /s/ B. Lee McGee
                                          --------------------------------------
                                          B. Lee McGee, Chief Financial Officer

                                       Date    June 27, 1996
                                            ------------------------------------

                                 EXHIBIT INDEX

                                                            Sequentially
Exhibit No.       Description                              Numbered Page
- -----------       -----------                              -------------

23.01             Consent of Independent Auditors