Form 10-Q
period 1996-06-30
SYLVAN LEARNING SYSTEMS INC
filed 1996-08-14
CIK 912766

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities and
    Exchange Act of 1934 for the quarter ended June 30, 1996 or
                                               -------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from          to                    .
                                              ----------   ----------

                      Commission File Number     0-22844
                                             ----------------

                          SYLVAN LEARNING SYSTEMS, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)

                Maryland                                52-1492296
         ---------------------                       ----------------
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                 Identification No.)

 9135 Guilford Road, Columbia, Maryland                   21046
 --------------------------------------                   -----
(Address of principal executive offices)                (Zip Code)

      Registrant's telephone number, including area code: (410)880-0889
                                                         --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [ ].

The registrant had 15,424,704 shares of Common Stock outstanding as of July 31, 1996.

                         SYLVAN LEARNING SYSTEMS, INC.
                         -----------------------------


                                     INDEX
                                     -----





                                                                      PAGE NO.
                                                                     ----------
PART I.--FINANCIAL INFORMATION

  Item 1. Financial Statements (Unaudited)

          . Balance Sheets--December 31, 1995 and June 30, 1996  . .      3

          . Statements of Operations--Three months ended June 30,
            1995, three months ended June 30, 1996 . . . . . . . . .      5

          . Statements of Operations--Six months ended June 30, 1995,
            six months ended June 30, 1996 . . . . . . . . . . . . .      6

          . Statements of Cash Flows--Six months ended June 30, 1995,
            six months ended June 30, 1996 . . . . . . . . . . . . .      7

          . Notes to Unaudited Financial Statements-June 30,1996 . .      8

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations  . . . . . . . . . .       11

PART II.--OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . .       17

  SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . .       17

SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS



                                                 DECEMBER 31,      JUNE 30,
                                                     1995            1996
                                                 ------------   -------------
                                                                 (UNAUDITED)

ASSETS
Current assets:
 Cash and cash equivalents                       $  2,528,865    $  7,058,046
 Available-for-sale securities                     30,379,065      18,225,370
 Receivables:
  Accounts receivable                              20,578,345      25,781,968
  Costs and estimated earnings in excess of
   billings on uncompleted contracts                3,028,558       4,671,603
  Notes receivable                                  1,583,843       1,306,343
                                                 ------------    ------------
                                                   25,190,746      31,759,914
 Allowance for doubtful accounts                   (1,466,027)     (1,528,938)
                                                 ------------    ------------
                                                   23,724,719      30,230,976

 Inventory                                          3,639,392       3,832,357
 Deferred income taxes                              1,271,925       1,271,925
 Prepaid expenses                                   1,942,806       2,838,374
                                                 ------------    ------------
Total current assets                               63,486,772      63,457,048
Notes receivable, less current portion              1,875,359       1,958,919
Costs and estimated earnings in excess of
 billings on uncompleted contracts, less
 current portion                                      673,181         186,497


Property and equipment:
 Furniture and equipment                           19,564,005      21,859,431
 Leasehold improvements                             1,958,236       2,260,537
                                                 ------------    ------------
                                                   21,522,241      24,119,968
 Accumulated depreciation                          (6,142,009)     (8,030,597)
                                                 ------------    ------------
                                                   15,380,232      16,089,371


Intangible assets:
 Goodwill                                          74,653,356      81,202,049
 Contract rights                                    7,857,346       7,857,346
 Other                                              2,451,091       2,451,091
                                                 ------------    ------------
                                                   84,961,793      91,510,486
 Accumulated amortization                          (4,640,450)     (7,974,870)
                                                 ------------    ------------
                                                   80,321,343      83,535,616
Deferred contract costs, net of accumulated
 amortization of $684,177 as of December 31,
 1995 and $1,105,021 as of June 30, 1996            2,528,029       7,066,410


Other assets                                        1,141,755       1,489,575
                                                 ------------    ------------
Total assets                                     $165,406,671    $173,783,436
                                                 ============    ============

SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS




                                                  DECEMBER 31,      JUNE 30,
                                                      1995            1996
                                                  -------------  --------------
                                                                  (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses            $ 12,253,614    $ 16,873,102
 Bank lines of credit                                3,500,000              --
 Current portion of long-term debt and capital
  lease obligations                                  1,895,567       1,316,433
 Billings in excess of costs and estimated
  earnings on uncompleted contracts                    237,644         262,061
 Deferred revenue                                    6,487,134       7,707,078
 Other current liabilities                             795,967         670,828
                                                  ------------    ------------
Total current liabilities                           25,169,926      26,829,502


Long-term debt, less current portion                 2,465,399       1,840,000
Capital lease obligations, less current portion         55,113              --
Deferred income taxes                                  884,612         884,612
Other long-term liabilities                            367,790         338,695


Commitments and contingent liabilities                      --              --


Stockholders' equity:
 Common stock, par value $.01 per
  share--authorized 40,000,000 shares, issued
  and outstanding shares of 13,953,462 as of
  December 31, 1995 and 14,234,228 as of June
  30, 1996                                             139,534         142,342
 Additional paid-in capital                        139,863,681     142,515,764
 Foreign currency translation adjustments               70,000          30,859
 Retained earnings (accumulated deficit)            (3,609,384)      1,201,662
                                                  ------------    ------------
Total stockholders' equity                         136,463,831     143,890,627
                                                  ------------    ------------


Total liabilities and stockholders' equity        $165,406,671    $173,783,436
                                                  ============    ============


 See accompanying notes.

SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       THREE MONTHS ENDED
                                                            JUNE 30,
                                                   --------------------------
                                                       1995           1996
                                                   -----------   ------------
                                                   (UNAUDITED)    (UNAUDITED)
REVENUES
Franchise royalties                                $ 2,403,478    $ 2,988,542
Franchise sales fees                                   504,185        152,386
Testing services                                     5,742,703     23,259,302
Company-owned learning center services               2,876,726      4,030,405
Contract educational services                        6,598,595      8,266,243
Product sales                                          907,330        872,852
                                                   -----------   ------------
Total revenues                                      19,033,017     39,569,730

COST AND EXPENSES
Testing services expense                             4,414,980     19,366,489
Company-owned learning center expense                2,521,381      3,289,792
Contract educational services expense                5,698,531      6,979,756
Cost of product sales                                  702,737        735,913
General and administrative expense                   3,321,458      4,728,607
                                                   -----------   ------------
Total expenses                                      16,659,087     35,100,557
                                                   -----------   ------------
Operating income                                     2,373,930      4,469,173

OTHER INCOME (EXPENSE)
Investment and other income                            188,991        346,272
Interest expense                                      (133,126)       (70,593)
Equity in net income of Sylvan National
 Advertising Committee, Inc.                            72,192        161,268
                                                   -----------   ------------
Income from continuing operations before income
 taxes                                               2,501,987      4,906,120

Income taxes                                          (482,052)    (1,874,000)
                                                   -----------   ------------
Net income                                         $ 2,019,935    $ 3,032,120
                                                   ===========   ============
PER COMMON AND COMMON EQUIVALENT SHARE
 Net income                                              $0.20          $0.19
                                                   ===========   ============


See accompanying notes.

SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        SIX MONTHS ENDED
                                                            JUNE 30,
                                                   --------------------------
                                                       1995           1996
                                                   -----------   ------------
                                                   (UNAUDITED)    (UNAUDITED)
REVENUES
Franchise royalties                                $ 4,528,408    $ 5,511,025
Franchise sales fees                                   877,970        364,871
Testing services                                    11,001,901     41,059,451
Company-owned learning center services               5,338,349      7,398,507
Contract educational services                       12,528,501     17,810,353
Product sales                                        1,761,144      1,982,675
                                                   -----------    -----------
Total revenues                                      36,036,273     74,126,882

COST AND EXPENSES
Testing services expense                             9,030,569     34,524,809
Company-owned learning center expense                4,777,719      6,323,869
Contract educational services expense               10,945,650     15,297,884
Cost of product sales                                1,353,120      1,640,082
General and administrative expense                   6,182,052      9,003,419
                                                   -----------    -----------
Total expenses                                      32,289,110     66,790,063
                                                   -----------    -----------
Operating income                                     3,747,163      7,336,819

OTHER INCOME (EXPENSE)
Investment and other income                            367,958        742,035
Interest expense                                      (263,673)      (178,376)
Equity in net income of Sylvan National
 Advertising Committee, Inc.                            44,525        253,568
                                                   -----------    -----------
Income from continuing operations before income
 taxes                                               3,895,973      8,154,046
Income taxes                                          (593,607)    (3,343,000)
                                                   -----------    -----------
Net income                                         $ 3,302,366    $4,811,0476
                                                   ===========    ===========
PER COMMON AND COMMON EQUIVALENT SHARE
 Net Income                                        $      0.32    $      0.30
                                                   ===========    ===========


 See accompanying notes.

SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        SIX MONTHS ENDED
                                                            JUNE 30,
                                                  ----------------------------
                                                      1995           1996
                                                  ------------  --------------
                                                   (Unaudited)     (Unaudited)
OPERATING ACTIVITIES
 Net income                                       $ 3,302,366    $  4,811,046
   Adjustments to reconcile net income to net
    cash provided by (used in) operating
    activities:
     Depreciation                                   1,597,290       2,171,331
     Amortization                                     819,095       3,755,264
     Provision for doubtful accounts                  107,579          60,000
     Equity in net income of unconsolidated
      affiliate                                       (44,525)       (253,568)
     Changes in operating assets and
      liabilities:
       Accounts and notes receivable               (5,954,269)     (5,003,800)
       Costs and estimated earnings in excess of
        billings on uncompleted contracts            (465,837)       (853,696)
       Inventory                                      (10,689)       (453,115)
       Prepaid expenses                              (678,661)       (653,314)
       Other assets                                  (375,916)       (173,291)
       Accounts payable and accrued expenses          979,802       2,287,947
       Billings in excess of costs and estimated
        earnings on uncompleted contracts            (696,341)       (312,418)
       Other current liabilities                     (596,515)        (27,571)
       Deferred revenue and other long-term
        liabilities                                   480,179       1,300,144
                                                  -----------    ------------
Net cash provided by (used in) operating
 activities                                        (1,536,442)      6,654,959
                                                  -----------    ------------
INVESTING ACTIVITIES
Investment in and changes in advances to
 unconsolidated affiliates                             90,871         (26,207)
Purchase of available-for-sale securities                  --     (12,819,592)
Proceeds from sale of available-for-sale
 securities                                         1,378,408      24,973,287
Purchase of property and equipment                 (2,107,449)     (2,880,966)
Contract Termination fee paid to Drake
 Authorized Testing Centers                                --      (4,177,748)
Purchase of assets and contract rights from NASD           --      (4,774,000)
Cash received upon acquisition of PACE                682,411              --
Expenditures for deferred contract costs and
 other assets                                        (749,623)       (185,623)
                                                  -----------    ------------
Net cash used in investing activities                (705,382)        109,151
                                                  -----------    ------------
FINANCING ACTIVITIES
Proceeds from exercise of options and warrants         15,661       2,117,073
Proceeds from issuance of common stock                     --         440,250
Payments on long-term debt                           (566,526)       (809,596)
Proceeds from (paydown of) borrowings on line of
 credit                                               600,000      (3,500,000)
Payments on capital lease obligations                (391,263)       (444,301)
                                                  -----------    ------------
Net cash used in financing activities                (342,128)     (2,196,574)
                                                  -----------    ------------
Effects of exchange rate changes on cash                   --         (38,355)
                                                  -----------    ------------
Net increase (decrease) in cash and cash
 equivalents                                       (2,583,952)      4,529,181
Cash and cash equivalents at beginning of period    3,719,657       2,528,865
                                                  -----------    ------------
Cash and cash equivalents at end of period        $ 1,135,705    $  7,058,046
                                                  ===========    ============

See accompanying notes.

                         SYLVAN LEARNING SYSTEMS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 1996

NOTE A--BASIS OF PRESENTATION
        ---------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

NOTE B--ACQUISITIONS
        ------------

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

In June 1996, also in connection with the acquisition, the Company paid and accrued $6.4 million in contract termination fees to certain Drake Authorized Testing Centers that had contracts to provide computer based testing delivery. These cancellation costs were recorded as additional costs related to the Drake acquisition and are being amortized over the remaining amortization period.

NOTE C--INCOME TAXES
        ------------

At December 31, 1995 the Company had net operating loss carryforwards of approximately $2,500,000 for income tax purposes that expire in years 2007 and 2008. The operation of certain provisions of the Internal Revenue Code will limit the amount of the net operating loss carryforwards available to offset taxable income in any one year. During 1996, approximately $2.5 million of net operating loss carryforwards are available to offset taxable income. The Company's effective tax rate has increased from 15% during the first six months of 1995 to 41% during the first six months of 1996 mainly due to non-deductible amortization expense of intangible assets related to the Drake acquisition and a lower net operating loss carryforward available for use in 1996. The Company's income tax provision of $3,343,000 for the six month period ended June 30, 1996, consists of federal, state, and foreign income taxes.

NOTE D--CREDIT LINE
        -----------

The Company has entered into a loan agreement with a bank, hereinafter the "credit line", that provides an unsecured revolving line of credit. The credit line allows the Company to borrow a maximum of $15 million on a revolving basis through May 31, 1998, with the option to repay any balance at that date over two years through May 31, 2000. The credit line bears interest at a floating rate equal to the 30 day London Interbank Offered Rate ("LIBOR") plus 1.15% per annum. During the six months ended June 30, 1996, all outstanding borrowings under the line of credit were repaid in their entirety.

NOTE E--EARNINGS PER SHARE
        ------------------

Earning per common and common equivalent share is computed using the weighted average number of common and common equivalent shares outstanding during each period presented. The weighted average number of shares used for the three months ended June 30, 1996 and 1995 was 15,826,211 and 10,253,552, respectively. The weighted average number of shares used for the six month periods ended June 30, 1996 and 1995 was 15,727,828 and 10,194,231, respectively. The difference between the number of shares used to determine earnings per common and common equivalent share earnings per common share assuming full dilution is immaterial. Common stock equivalents consist of stock options and warrants (using the treasury stock method).

NOTE F -- CONTINGENT MATTERS
          ------------------

During 1993, the Company committed to purchase and license instructional learning system software from a company (the "Seller") to be used in the Company's contract education sites and to be sold to its franchised Sylvan Learning Centers. The agreement requires the acquisition of a minimum of $4.0 million of courseware in CD ROM format. As of June 30, 1996, the Company had paid for and accepted delivery of $3.0 million in courseware. Prior to August 31, 1996 the Company is required to place a minimum order of $1.0 million. As stipulated in the contract, management currently intends to offset the commitment for future orders against certain obligations the Seller may have to the Company as described below.

In 1993, the Company purchased from the Seller the rights to certain testing contracts and agreed to pay the Seller a royalty equal to 27% of the excess testing contract revenues earned by August 31, 1997 over $7.4 million. Conversely, the Seller agreed to pay the Company a reverse royalty equal to 27% of any testing contract revenue deficiency under $7.4 million that may occur by August 31, 1997. An installment payment of no more than $1 million is payable to the Company under the reverse royalty agreement in October 1996 in the event that testing contract revenues are less than $5.5 million, with any remaining amount due in October 1997 based on the August 31, 1997 calculation, however the total reverse royalty can not exceed $2.0 million. The Company expects, based on the amount of revenue earned on these testing contracts through June 30, 1996 and projections of additional testing contract revenue through August 31, 1996, that the Seller will owe the Company approximately $1 million in October 1996. No amounts have been recorded related to the royalty arrangement at June 30, 1996.

NOTE G -- RECLASSIFICATIONS
          -----------------

Certain amounts in the 1995 financial statements have been reclassified to conform with the 1996 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
        RESULTS OF OPERATIONS
        ---------------------

  All statements contained herein that are not historical facts, including but not limited to, statements regarding the anticipated impact of uncollectible accounts receivable on future liquidity, expenditures to develop licensing and certification tests under existing contracts, amounts payable to or by the Company in connection with a 1993 software agreement, the Company's contingent payment obligations relating to the PACE and Drake acquisitions, future capital requirements and the Company's future development plans are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: Changes in the financial resources of the Company's clients; timing and extent of testing clients' conversions to computer-based testing; amount of revenues earned pursuant to certain testing contracts acquired in connection with the 1993 software agreement and revenues earned by the Company's PACE and Drake operations; the availability of sufficient capital to finance the Company's business plan on terms satisfactory to the Company; general business and economic conditions; and the other risk factors described in the Company's reports filed from time to time with the Commission. The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

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

RESULTS OF OPERATIONS

Comparison of results for the quarter and six months ended June 30, 1996 to results for the quarter and six months ended June 30, 1995.

Revenue. Total revenues increased by $20.5 million, or 108% to $39.6 million for the quarter ended June 30, 1996 and increased by $38.1 million, or 106%, to $74.1 million for the six months ended June 30, 1996 compared to the same respective periods in 1995. These increases resulted from higher revenues in all business segments --core educational services, testing services, and contract educational services.

  Core educational services revenue increased by $1.3 million, or 20%, to $8.0 million during the second quarter of 1996 and by $2.8 million, or 22%, to $15.3 million for the first six months of 1996 compared to the comparable 1995 periods. Franchise royalties increased $585,000, or 24%, to $3.0 million for the quarter ended June 30, 1996 and by $983,000, or 22%, to $5.5 million for the first six months of 1996 compared to the comparable 1995 periods. This increase in franchise royalties was due to an overall 18% and 17% increase in revenues at existing Learning Centers open for more than one year, for the three months and six months ended June 30, 1996, respectively, combined with a net increase of 19 new full and satellite Centers opened in the quarter ended June 30, 1996, and 34 new full and satellite Centers opened in the first six months of 1996. A satellite Center is a center operating within an existing franchise territory.

  Franchise sales fees decreased by $352,000, or 70%, to $152,000 for the quarter ended June 30, 1996, and by $513,000, or 58%, to $365,000 for the six months ended June 30, 1996, compared to the comparable periods in 1995. For the quarter ended June 30, 1996, there were three franchise Center licenses sold, compared to 14 franchise Center licenses sold in the 1995 quarter. For the six months ended June 30, 1996, there were nine franchise Center licenses sold compared to 17 franchise Center licenses and a $270,000 area development agreement sold for the six months ended June 30, 1995.

  Revenue from Company-owned Learning Centers increased by $1.2 million, or 40%, to $4.0 million during the second quarter of 1996 and by $2.1 million, or 39%, to $7.4 million during the first six months of 1996 compared to the comparable periods in 1995. Revenue growth related to student enrollment increases for Centers operating over 12 months as of June 30, 1996 resulted in $815,000, or 28%, of the increase for the quarter ended June 30, 1996, and $1.5 million, or 28%, of the increase for the first six months of 1996 compared to the comparable 1995 periods. The opening of three new Centers after June 30, 1995 resulted in an additional $339,000 of revenue during the second quarter of 1996 and $574,000 during the first six months of 1996. Product sales in the second quarter of 1996 were comparable to the second quarter of 1995 and increased $222,000, or 13% to $2.0 million in the first six months of 1996 compared to the same period in 1995 due to overall student enrollment increases at franchised Centers.

  Testing services revenue increased by $17.5 million, or 305%, to $23.3 million during the second quarter of 1996, and increased by $30 million, or 273%, to $41 million for the first six months of 1996, compared to the comparable periods in 1995. The significant increase in testing services revenues resulted primarily from the acquisition of Drake which provided increased revenues from Information Technology (IT) clients. Increased services under the cost-plus Educational Testing Service (ETS) international contract and the implementation of a management contract with the National Association of Securities Dealers, Inc. (NASD) also contributed to the increase in testing services revenues. Effective March 1, 1996, the Company entered into a management contract with the NASD to operate their testing centers delivering computer-based testing to securities brokers and dealers. The management contract continues through August 30, 1996 at which time most NASD testing centers could be closed if it is cost beneficial. The company has a 10 year contract to provide testing for the NASD.

  Contract educational services revenue increased by $1.7 million, or 25%, to $8.3 million for the quarter ended June 30, 1996, and by $5.3 million, or 42%, to $17.8 million for the six months ended June 30, 1996 compared to the comparable 1995 periods. Revenue from public and non-public school contracts increased by $1.9 million for the quarter ended June 30, 1996, and by $4.1 million for the six months ended June 30, 1996. Revenue from PACE contracts decreased by $208,000 for the quarter ended June 30, 1996, and increased by $1.2 million for the six months ended June 30, 1996. The PACE increase for the six months ended June 30, 1996 results from the fact that the acquisition, accounted for as a purchase, was effective February 28, 1995.

  Revenue from existing public and non-public school contracts decreased by $400,000 for the quarter ended June 30, 1996, and decreased by $800,000 for the six months ended June 30, 1996 due to reduced funding levels on certain contracts. Revenue from public and non-public school contracts obtained after June 30, 1995 contributed $2.3 million to revenue for the quarter ended June 30, 1996, and $4.9 million for the six months ended June 30, 1996. The increased revenue from new public and non-public school contracts is primarily due to contracts with 15 new schools in Baltimore City, 10 schools in Chicago, Illinois, and five schools in St. Paul, Minnesota.

Cost and Expenses. Company-owned Learning Center expenses increased by $768,000, to $3.3 million, or 82% of total Company-owned Learning Center services revenue in the second quarter of 1996, compared to $2.5 million, or 88% of total Company-owned Learning Center services revenue in the second quarter of 1995. Company-owned Learning Center expenses increased by $1.5 million, to $6.3 million, or 85% of total Company-owned Learning Center services revenue for the six months ended June 30, 1996, compared to $4.8 million, or 89% of total Company-owned Learning Center services revenue for the six months ended June 30, 1995. The increased expenses were primarily advertising and labor associated with increased center enrollment. Expenses for Centers operating over 12 months as of June 30, 1996 accounted for $460,000 of the increase for the second quarter of 1996, and represent 56% of incremental same Center revenue. Expenses for Centers operating over 12 months as of June 30, 1996 accounted for $986,000 of the increase for the first six months of 1996, and represent 66% of incremental same Center revenue. The opening of three new Company-owned Learning Centers since June 30, 1995 increased expenses by $308,000, or 91% of the revenue of those Centers for the second quarter of 1996, and by $560,000, or 98% of the revenue of those Centers for the first six months of 1996.

  Testing services expenses for the second quarter of 1996 increased by $15 million to $19.4 million, or 83% of total testing services revenue, compared to $4.4 million, or 77% of total testing services revenue for the second quarter of 1995. Testing services expense for the first six months of 1996 increased by $25.5 million to $34.5 million, or 84% of total testing services revenue, compared to $9 million, or 82% of total testing services revenue for the same period in 1995. The increase resulted primarily from the acquisition of Drake and the increased registration and delivery costs associated with additional volume of tests. The increase in testing services expense as a percentage of revenues was primarily a result of high margin development revenues from the Armed Services Vocational Aptitude Battery (ASVAB) beta test which decreased the percentage of delivery cost to revenue in 1995. The percentage of expenses to revenue adjusted for the ASVAB development revenue would have been 88% for both the second quarter and six months ended June 30, 1995.

  Contract educational services expense increased by $1.3 million to $7.0 million, or 84%, of contract educational services revenue for the quarter ended June 30, 1996, compared to $5.7 million, or 86%, of contract educational services revenue for the second quarter of 1995, and increased by $4.4 million to $15.3 million, or 86%, of contract educational services revenue during the six months ended June 30, 1996, compared to $10.9 million, or 87%, of contract educational services revenue during the first six months of 1995. Operating expenses for public and non-public school contracts increased by $1.5 million, or 79% of the related revenue increase for the quarter ended June 30, 1996, and by $3.3 million, or 79% of the related revenue increase for the six months ended June 30, 1996. Operating expenses for PACE decreased by $192,000, or 92% of the related revenue decrease for the quarter ended June 30, 1996 and increased by $1.1 million, or 95% of the related revenue increase for the six months ended June 30, 1996. The PACE increase for the six months ended June 30, 1996 results from the fact that the acquisition, accounted for as a purchase, was effective February 28, 1995.

  General and administrative expenses increased by $1.4 million to $4.7 million during the second quarter of 1996 compared to the second quarter of 1995, but decreased as a percentage of revenue from 17% to 12%; general and administrative expenses increased by $2.8 million to $9.0 million during the first six months of 1996, compared to the same period in 1995, but decreased as a percentage of revenue from 17% to 12%. These percentage declines resulted from increased revenues primarily from franchise royalties, testing services, and contract and Company-owned Learning Center services without corresponding increases in administrative staff salaries and expenses.

LIQUIDITY AND CAPITAL RESOURCES

  Cash provided by operating activities was $6.7 million for the six months ended June 30, 1996 as compared to cash used in operating activities of $1.5 million in the comparable period of 1995. Cash flow from operations before working capital changes increased from $5.8 million in the 1995 period to $10.5 million in the 1996 period, primarily as a result of significant earnings from Company operations. The $5.0 million of cash used due to the increase in accounts and notes receivable was substantially offset by the $3.6 million of cash provided by the increase in accounts payable and accrued expenses, and deferred revenue. These increases resulted primarily from the significant growth of the testing division, including the effects of the Drake acquisition.

  During the first six months of 1996, the Company sold a net of $12.1 million of available-for-sale securities. The Company used cash to pay off the outstanding line of credit borrowings of $3.5 million, to purchase $2.9 million of property and equipment, and to acquire certain contract rights and other assets of $4.8 million as described below.

  The Company continues to incur expenditures for additions to property and equipment, which totaled $2.9 million in the second quarter of 1996. These additions primarily consisted of furniture and equipment for general business expansion, including expenditures for new public and non-public school classrooms and equipment needed for overseas testing centers operated by the Company. Under the international testing contract with ETS, the Company is reimbursed for overseas equipment expenditures as the equipment is depreciated. This reimbursement includes a financing charge over the reimbursement period. The Company may spend up to $2 million over the next 15 months to develop licensing and certification tests under contracts with various testing organizations.

  The Company paid the NASD $4.8 million in early April 1996 pursuant to an asset transfer agreement related to the management of the NASD testing centers and the acquisition of contract rights to provide testing based on a ten year contract with the NASD. The assets transferred by the NASD consisted mainly of computer equipment in the NASD testing centers.

  During the six months ended June 30, 1996, the Company paid $4.2 million in contract termination fees to certain Drake Authorized Testing Centers that had contracts to provide computer based testing delivery. These cancellation costs were recorded as additional costs related to the Drake acquisition and are being amortized over the remaining amortization period.

  The Company has entered into a loan agreement with a bank, hereinafter the "credit line" that provides an unsecured revolving line of credit. The credit line allows the Company to borrow a maximum of $15 million on a revolving basis through May 31, 1998, with the option to repay any balance at that date over two years through May 31, 2000. There were no outstanding borrowings under the credit line at June 30, 1996. The credit line bears interest at a floating rate equal to the 30 day London Interbank Offered Rate ("LIBOR") plus 1.15% per annum.

  During the six months ended June 30, 1996, the Company received $2.1 million of cash as a result of the exercise of stock options and warrants to purchase 258,266 shares of Common Stock.

  The Company believes that its capital resources will be sufficient on a short-term basis and over the next 24 months to fund the continued expansion of the business, including working capital needs and expected investments in property and equipment.

CONTINGENT MATTERS

  During 1993, the Company committed to purchase and license instructional learning system software from a company (the "Seller") to be used in the Company's contract education sites and to be sold to its franchised Sylvan Learning Centers. The agreement requires the acquisition of a minimum of $4.0 million of courseware in CD ROM format. As of June 30, 1996, the Company had paid for and accepted delivery of $3.0 million in courseware. Prior to August 31, 1996, the Company is required to place a minimum order of $1.0 million. As stipulated in the contract, management currently intends to offset the commitment for future orders against certain obligations the Seller may have to the Company as described below. In 1993 the Company purchased from the Seller the rights to certain testing contracts and agreed to pay the Seller a royalty equal to 27% of the excess contract revenues earned through August 31, 1997 over $7.4 million. Conversely, the Seller agreed to pay the Company a reverse royalty equal to 27% of any revenue deficiency below $7.4 million through August 31, 1997. An installment payment of no more than $1 million is payable by the Seller in October 1996 to the Company under the reverse royalty agreement in the event that revenues are less than $5.5 million through August 31, 1996, with any remaining amount due in October 1997 based on the August 31, 1997 calculation, however the total reverse royalty can not exceed $2.0 million. The Company expects, based on the amount of revenue earned on these contracts through June 30, 1996 and projections of additional revenues through August 31, 1996, that the Seller will owe the Company approximately $1 million in October 1996. No amounts have been recorded related to the royalty arrangement at June 30, 1996.

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

  The agreement with Drake provides for future contingent payments based on the achievement of certain specified revenue targets between 1997 and 1998 (or 1999 at election of the Sellers). The contingent payments of up to $40 million, if earned, are payable 12.5% in cash (or more at the discretion of the Company) with the remainder in shares of Common Stock. The amount of any contingent payments will be capitalized as goodwill when paid and amortized over the remaining estimated recovery period.

QUARTERLY FLUCTUATIONS

  The Company's revenues and operating results have varied substantially from quarter to quarter and may continue to vary, depending upon the timing of implementation of new computer-based testing contracts and contracts funded under the public and non-public school programs or similar programs. Based on the Company's limited experience, revenue generated by computer based testing services may vary based on the frequency or timing of delivery of individual tests and the speed of test administrators' conversion of tests to computer-based format. Revenue or profits in any period will not necessarily be indicative of results in subsequent periods.

PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

(A)     REPORTS ON FORM 8-K

        The Company did not file any reports on Form 8-K during the three months ended June 30, 1996.

SIGNATURES
- ----------

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

                                     Sylvan Learning Systems, Inc.



Date: August 12, 1996                /s/B. Lee McGee
                                     -----------------------
                                     B. Lee McGee, Vice President
                                     and Chief Financial Officer