Form 10-Q
period 1996-09-30
SYLVAN LEARNING SYSTEMS INC
filed 1996-11-13
CIK 912766

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q



[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarter ended September 30, 1996 or
                                                ------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______.

                     Commission File Number       0-22844
                                            ----------------------


                         SYLVAN LEARNING SYSTEMS, INC.
                         -----------------------------
             (Exact name of registrant as specified in its charter)


              Maryland                                  52-1492296
    --------------------------------               ----------------------
    (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                    Identification No.)


          9135 Guilford Road, Columbia, Maryland             21046
          ----------------------------------------           -----
          (Address of principal executive offices)         (Zip Code)

     Registrant's telephone number, including area code:  (410)880-0889
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


The registrant had 15,548,782 shares of Common Stock outstanding as of October 31, 1996.

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

                .  Balance Sheets - December 31, 1995 and
                   September 30, 1996...................................3

                .  Statements of Operations - Three months ended
                   September 30, 1995, three months ended
                   September 30, 1996...................................5

                .  Statements of Operations - Nine months ended
                   September 30, 1995, nine months ended
                   September 30, 1996...................................6

                .  Statements of Cash Flows - Nine months ended
                   September 30, 1995, nine months ended
                   September 30, 1996...................................7

                .  Notes to Unaudited Financial Statements -
                   September 30, 1996...................................8

      Item 2.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations...................11

PART II. - OTHER INFORMATION

      Item 6.   Exhibits and Reports on Form 8-K.......................18


      SIGNATURES.......................................................18

PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS
-----------------------------

Sylvan Learning Systems, Inc. and Subsidiaries
Consolidated Balance Sheets

                                                                       December 31,            September 30,
                                                                           1995                    1996
                                                                     ===============         ===============
                                                                                                (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                                          $     2,528,865         $     8,935,129
  Available-for-sale securities                                           30,379,065              16,268,291

  Receivables:
    Accounts receivable                                                   20,578,345              25,835,745
    Costs and estimated earnings in excess of billings
      on uncompleted contracts                                             3,028,558               3,128,809
    Notes receivable                                                       1,583,843               2,214,783
                                                                     ---------------         ---------------
                                                                          25,190,746              31,179,337
  Allowance for doubtful accounts                                         (1,466,027)             (1,427,227)
                                                                     ---------------         ---------------
                                                                          23,724,719              29,752,110

  Inventory                                                                3,639,392               3,968,694
  Deferred income taxes                                                    1,271,925               1,271,925
  Prepaid expenses                                                         1,942,806               2,533,786
                                                                     ---------------         ---------------
Total current assets                                                      63,486,772              62,729,935

Notes receivable, less current portion                                     1,875,359                 991,316
Costs and estimated earnings in excess of billings
  on uncompleted contracts, less current portion                             673,181                 572,848

Property and equipment:
  Furniture and equipment                                                 19,564,005              23,804,179
  Leasehold improvements                                                   1,958,236               2,410,372
                                                                     ---------------         ---------------
                                                                          21,522,241              26,214,551
  Accumulated depreciation                                                (6,142,009)             (9,196,312)
                                                                     ---------------         ---------------
                                                                          15,380,232              17,018,239

 Intangible assets:
  Goodwill                                                                74,653,356              81,612,524
  Contract rights                                                          7,857,346               7,857,346
  Other                                                                    2,451,091               2,451,091
                                                                     ---------------         ---------------
                                                                          84,961,793              91,920,961
   Accumulated amortization                                               (4,640,450)             (9,220,722)
                                                                     ---------------         ---------------
                                                                          80,321,343              82,700,239

Deferred contract costs, net of accumulated amortization
  of $684,177 as of December 31, 1995 and $1,391,129 as of
  September 30, 1996                                                       2,528,029               7,460,596

Other assets                                                               1,141,755               4,945,857
                                                                     ---------------         ---------------
Total assets                                                        $    165,406,671        $    176,419,030
                                                                     ===============         ===============

Sylvan Learning Systems, Inc. and Subsidiaries
Consolidated Balance Sheets

                                                                       December 31,            September 30,
                                                                          1995                     1996
                                                                      ================        ================
                                                                                                (Unaudited)
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable and accrued expenses                               $     12,253,614        $     16,450,231
  Bank lines of credit                                                       3,500,000                       -
  Current portion of long-term debt and
    capital lease obligations                                                1,895,567               1,182,023
  Billings in excess of costs and estimated earnings
    on uncompleted contracts                                                   237,644                  25,068
  Deferred revenue                                                           6,487,134               7,120,161
  Other current liabilities                                                    795,967                 644,840
                                                                      ----------------        ----------------
Total current liabilities                                                   25,169,926              25,422,323

Long-term debt, less current portion                                         2,465,399               1,600,000
Capital lease obligations, less current portion                                 55,113                       -
Deferred income taxes                                                          884,612                 884,612
Other long-term liabilities                                                    367,790                 348,096

Commitments and contingent liabilities                                               -                       -

Stockholders' equity:
  Common stock, par value $.01 per share--authorized
    40,000,000 shares, issued and outstanding shares of
    13,953,462 as of December 31, 1995 and 14,237,980
    as of September 30, 1996                                                   139,534                 142,380
  Additional paid-in capital                                               139,863,681             142,572,522
  Foreign currency translation adjustments                                      70,000                 (94,651)
  Retained earnings (accumulated deficit)                                   (3,609,384)              5,543,748
                                                                      ----------------        ----------------
Total stockholders' equity                                                 136,463,831             148,163,999
                                                                      ----------------        ----------------


Total liabilities and stockholders' equity                            $    165,406,671        $    176,419,030
                                                                      ================        ================

See accompanying notes.

Sylvan Learning Systems, Inc. and Subsidiaries
Consolidated Statements of Operations

                                                        Three months ended
                                                           September 30,
                                                  =============================
                                                       1995             1996
                                                  =============================
                                                   (Unaudited)      (Unaudited)
Revenues
Franchise royalties                               $  2,582,473     $  3,186,677
Franchise sales fees                                   708,935          521,884
Company-owned learning center services               3,263,374        4,327,668
Product sales                                          726,096          812,442
Contract educational services                        6,721,087        5,768,954
Testing services                                     6,449,664       23,067,751
                                                  ------------     ------------
Total revenues                                      20,451,629       37,685,376

Cost and expenses
Company-owned learning center expense                2,701,665        3,445,616
Cost of product sales                                  570,749          666,022
Contract educational services expense                5,882,286        5,114,236
Testing services expense                             4,610,837       17,296,004
General and administrative expense                   3,436,859        4,290,901
Loss on impairment of assets                         3,200,876                -
                                                  ------------     ------------
Total expenses                                      20,403,272       30,812,779
                                                  ------------     ------------

Operating income                                        48,357        6,872,597

Other income (expense)
Investment and other income                            175,360          231,992
Interest expense                                      (154,556)         (61,550)
Equity in net income of Sylvan National
   Advertising Committee, Inc.                         184,588          196,047
                                                  ------------     ------------
Income from continuing operations before
   income taxes                                        253,749        7,239,086

Income taxes                                          (106,393)      (2,897,000)
                                                  ------------     ------------
Net income                                        $    147,356     $  4,342,086
                                                  ============     ============

Per common and common equivalent share
    Net income                                           $0.01            $0.27
                                                  ============     ============

See accompanying notes.

Sylvan Learning Systems, Inc. and Subsidiaries
Consolidated Statements of Operations

                                                         Nine months ended
                                                           September 30,
                                              ========================================
                                                    1995                  1996
                                              ========================================
                                                 (Unaudited)           (Unaudited)

Revenues
Franchise royalties                           $      7,110,881     $        8,697,702
Franchise sales fees                                 1,586,905                886,755
Company-owned learning center services               8,601,723             11,726,175
Product sales                                        2,487,240              2,795,117
Contract educational services                       19,249,588             23,579,307
Testing services                                    17,451,565             64,127,202
                                              -----------------    -------------------
Total revenues                                      56,487,902            111,812,258

Cost and expenses
Company-owned learning center expense                7,479,384              9,769,485
Cost of product sales                                1,923,869              2,306,104
Contract educational services expense               16,827,936             20,412,120
Testing services expense                            13,641,406             51,820,813
General and administrative expense                   9,618,911             13,294,320
Loss on impairment of assets                         3,200,876                      -
                                              -----------------    -------------------
Total expenses                                      52,692,382             97,602,842
                                              -----------------    -------------------

Operating income                                     3,795,520             14,209,416

Other income (expense)
Investment and other income                            543,318                974,027
Interest expense                                      (418,229)              (239,926)
Equity in net income of Sylvan National
   Advertising Committee, Inc.                         229,113                449,615
                                              -----------------    -------------------
Income from continuing operations before
   income taxes                                      4,149,722             15,393,132

Income taxes                                          (700,000)            (6,240,000)
                                              -----------------    -------------------
Net income                                    $      3,449,722     $        9,153,132
                                              =================    ===================

Per common and common equivalent share
    Net income                                           $0.33                  $0.57
                                              =================    ===================

See accompanying notes.

Sylvan Learning Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

                                                                        Nine months ended
                                                                           September 30,
                                                                   ------------------------------
                                                                       1995             1996
                                                                   ------------------------------
                                                                    (Unaudited)      (Unaudited)

Operating activities
 Net income                                                        $  3,449,722     $  9,153,132
  Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
    Depreciation                                                      2,289,060        3,337,046
    Amortization                                                      1,247,127        5,287,224
    Loss on impairment of assets                                      3,200,876               --
    Provision for doubtful accounts                                          --          158,724
    Equity in net income of unconsolidated affiliate                   (229,113)        (449,615)
    Changes in operating assets and liabilities:
      Accounts and notes receivable                                  (8,634,232)      (5,154,991)
      Costs and estimated earnings in excess of billings
        on uncompleted contracts                                       (896,045)              82
      Inventory                                                        (402,851)        (328,826)
      Prepaid expenses                                                 (973,496)        (458,462)
      Other assets                                                     (411,483)      (1,138,822)
      Accounts payable and accrued expenses                             (85,152)       1,815,551
      Billings in excess of costs and estimated earnings
        on uncompleted contracts                                       (578,749)        (251,474)
      Other current liabilities                                        (821,386)        (342,349)
      Deferred revenue and other long-term liabilities                1,387,082          681,475
                                                                   -------------    -------------

Net cash provided by (used in) operating activities                  (1,458,640)      12,308,695
                                                                   -------------    -------------

Investing activities
Purchase of available-for-sale securities                                    --      (30,242,741)
Proceeds from sale of available-for-sale securities                   1,367,063       44,353,515
Purchase of property and equipment                                   (3,200,471)      (4,975,547)
Contract termination fee paid to
 Drake Authorized Testing Centers                                            --       (4,432,512)
Purchase of assets and contract rights from NASD                             --       (4,871,832)
Cash received upon acquisition of PACE                                  682,411               --
Cash received upon acquisition of Drake Prometric, L.P.               3,514,000               --
Expenditures for deferred contract costs and other assets              (784,473)      (3,243,638)
                                                                   -------------    -------------

Net cash provided by (used in) investing activities                   1,578,530       (3,412,755)
                                                                   -------------    -------------

Financing activities
Proceeds from exercise of options and warrants                          351,078        2,171,023
Proceeds from issuance of common stock                                       --          440,250
Payments on long-term debt and capital lease obligations             (1,378,572)      (1,437,085)
Proceeds from (paydown of) borrowings on line of credit               2,500,000       (3,500,000)
                                                                   -------------    -------------

Net cash provided by (used in) financing activities                   1,472,506       (2,325,812)
                                                                   -------------    -------------

Effects of exchange rate changes on cash                                     --         (163,864)
                                                                   -------------    -------------

Net increase in cash and cash equivalents                             1,592,396        6,406,264
Cash and cash equivalents at beginning of period                      3,719,657        2,528,865
                                                                   -------------    -------------

Cash and cash equivalents at end of period                         $  5,312,053     $  8,935,129
                                                                   =============    =============

See accompanying notes.

                         SYLVAN LEARNING SYSTEMS, INC.


Notes to Unaudited Financial Statements

September 30, 1996

Note A - Basis of Presentation
         ---------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

Note B - Income Taxes
         ------------

At December 31, 1995 the Company had net operating loss carryforwards of approximately $2.5 million for income tax purposes that expire in years 2007 and 2008. The operation of certain provisions of the Internal Revenue Code will limit the amount of the net operating loss carryforwards available to offset taxable income in any one year. During 1996, approximately $2.5 million of net operating loss carryforwards are available to offset taxable income. The Company's effective tax rate has increased from 17% during the first nine months of 1995 to 41% during the first nine months of 1996 mainly due to non-deductible amortization expense of intangible assets related to the Drake acquisition and a lower net operating loss carryforward available for use in 1996. The Company's income tax provision of $6,240,000 for the nine month period ended September 30, 1996 consists of federal, state, and foreign income taxes.

Note C - Credit Line
         -----------

The Company has entered into a loan agreement with a bank, hereinafter the "credit line", that provides an unsecured revolving line of credit. The credit line allows the Company to borrow a maximum of $15 million on a revolving basis through May 31, 1998, with the option to repay any balance at that date over two years through May 31, 2000. The credit line bears interest at a floating rate equal to the 30 day London Interbank Offered Rate ("LIBOR") plus 1.15% per annum. During the nine months ended September 30, 1996, all outstanding borrowings under the line of credit were repaid in their entirety.

Note D - Earnings Per Share
         ------------------

Earnings per common and common equivalent share is computed using the weighted average number of common and common equivalent shares outstanding during each period presented. The weighted average number of shares used for the three months ended September 30, 1996 and 1995 was 15,800,767 and 10,663,262,
respectively. The weighted average number of shares used for the nine months ended September 30, 1996 and 1995 was 15,749,854 and 10,360,391, respectively. The difference between the number of shares used to determine earnings per common and common equivalent share and earnings per common share assuming full dilution is immaterial. Common stock equivalents consist of stock options and warrants using the treasury stock method in 1996 and the modified treasury stock method in 1995.

Note E - Subsequent Events
         -----------------

The Company has authorized a 3 for 2 stock split of its Common Stock to be effective in the form of a stock dividend, which will be distributed on November 7, 1996 to shareholders of record at the close of business on October 7, 1996. The holders of the Company's Common Stock will receive a stock dividend at the rate of 1/2 share of Common Stock for each share of Common Stock owned. Shareholders will not be entitled to receive any resulting fractional shares, but will receive the value of any such fractional shares in cash. The September 30, 1996 financial statements do not reflect the additional shares.

On October 24, 1996, the Company announced that it has formed a new venture with MCI Communications Corporation ("MCI") to provide an international distribution network for adult professional education services. The capital structure of the new venture, called Caliber Learning Network, Inc. ("Caliber"), will be as follows: Sylvan will invest $1.3 million for Jr. Preferred stock for 10% of Caliber's equity and will have a call option beginning January 1998 to purchase 42.1% of Caliber's equity held by an independent investor. Douglas Becker and Chris Hoehn-Saric, the Company's Co-CEOs, will invest, through an entity controlled by them, $350,000 each for Common stock of Caliber for 28% of the equity. MCI will hold a 19.9% equity interest. Additionally, MCI and Sylvan will provide credit to finance the buildout of Caliber's communications and computing infrastructure.

On November 11, 1996, the Company announced that it will make a minority investment in Josten's Learning Corporation ("Jostens"), a leading provider of technology-based educational programs for students from kindergarten through twelfth grade level. The Company will make a $20.6 million investment in Josten's preferred stock through a payment of $5.0 million in cash and $15.6 million of the Company's common stock. The number of shares to be issued will be determined by dividing $16.07 million by the Company's stock price on the registration date of the shares (estimated to be on or about November 20, 1996). This initial investment will equate to a 16.5% ownership interest in

Josten's. The Company will also earn a $2.0 million dividend annually, which will increase the Company's ownership percentage of Josten's to 19.9% at the end of the second year of ownership.

Note F - Reclassifications
         -----------------

Certain amounts in the 1995 financial statements have been reclassified to conform with the 1996 presentation.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          ---------------------------------------
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          ----------------------------------------------

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

Results of Operations

Comparison of results for the quarter and nine months ended September 30, 1996 to results for the quarter and nine months ended September 30, 1995.

Revenue. Total revenues increased by $17.2 million, or 84% to $37.7 million for the quarter ended September 30, 1996 and increased by $55.3 million, or 98%, to $111.8 million for the nine months ended September 30, 1996 compared to the respective periods in 1995. These increases resulted from higher revenues in core educational services and testing services.

     Core educational services revenue increased by $1.6 million, or 22%, to $8.8 million during the third quarter of 1996 and by $4.3 million, or 22%, to $24.1 million for the first nine months of 1996 compared to the comparable 1995 periods. Franchise royalties increased $604,000, or 23%, to $3.2 million for the quarter ended September 30, 1996 and by $1.6 million, or 22%, to $8.7 million for the nine month period of 1996 compared to the comparable 1995 periods. This increase in franchise royalties was due to an overall 16% and 19% increase in revenues at existing Learning Centers open for more than one year, for the three months and nine months ended September 30, 1996, respectively, combined with a net increase of 8 new full and satellite Centers opened in the quarter ended September 30, 1996, and 42 new full and satellite Centers opened in the first nine months of 1996. A satellite Center is a center operating within an existing franchise territory.

     Franchise sales fees decreased by $187,000, or 26%, to $522,000 for the quarter ended September 30, 1996, and by $700,000, or 44%, to $887,000 for the nine months ended September 30, 1996, compared to the comparable periods in 1995. For the quarter ended September 30, 1996, there were 13 franchise Center licenses sold, compared to 11 franchise Center licenses and a $260,000 area development agreement sold in the 1995 quarter. For the nine months ended September 30, 1996, there were 22 franchise Center licenses sold compared to 28 franchise Center licenses and two area development agreements totaling $530,000 sold for the nine months ended September 30, 1995.

     Revenue from Company-owned Learning Centers increased by $1.1 million, or 33%, to $4.3 million during the third quarter of 1996 and by $3.1 million, or 36%, to $11.7 million during the first nine months of 1996 compared to the comparable periods in 1995. Revenue growth related to student enrollment increases for Centers operating over 12 months as of September 30, 1996 resulted in $803,000, or 25%, of the increase for the quarter ended September 30, 1996, and $2.5 million, or 29%, of the increase for the first nine months of 1996 compared to the comparable 1995 periods. The opening of two new Centers after September 30, 1995 resulted in an additional $261,000 of revenue during the third quarter of 1996 and $638,000 during the first nine months of 1996.
Product sales in the third quarter of 1996 were comparable to the third quarter of 1995 and increased $308,000, or 12% to $2.8 million in the first nine months of 1996 compared to the same period in 1995 due to overall student enrollment increases at franchised Centers.

     Testing services revenue increased by $16.6 million, or 258%, to $23.1 million during the third quarter of 1996, and increased by $46.7 million, or 267%, to $64.1 million for the first nine months of 1996, compared to the comparable periods in 1995. The significant increase in testing services revenues resulted primarily from the acquisition of Drake which provided increased revenues from Information Technology (IT) clients. Increased services under the cost-plus Educational Testing Service (ETS) international contract and the implementation of a management contract with the National Association of Securities Dealers, Inc. (NASD) also contributed to the increase in testing services revenues. Effective March 1, 1996, the Company entered into a management contract with the NASD to operate their testing centers delivering computer-based testing to securities brokers and dealers. The company has a 10 year contract to provide testing for the NASD.

     Contract educational services revenue decreased by $1.0 million, or 14% to $5.8 million for the quarter ended September 30, 1996, and increased by $4.3 million, or 22% to $23.6 million for the nine months ended September 30, 1996 compared to the comparable periods in 1995. Revenue from Title I contracts decreased by $800,000 for the quarter ended September 30, 1996, and increased by $3.3 million for the nine months ended September 30, 1996. Revenue from PACE and Sylvan at Work contracts decreased by $200,000 for the quarter ended September 30, 1996, and increased by $1.0 million for the nine months ended September 30, 1996. The PACE and Sylvan at Work increase for the nine months ended September 30, 1996 results from the fact that the Pace acquisition, accounted for as a purchase, was effective February 28, 1995.

     Revenue from Title I contracts obtained after September 30, 1995 contributed $300,000 to revenue for the quarter ended September 30, 1996, and $500,000 for the nine months ended September 30, 1996. Revenue from existing Title I contracts decreased by $1.1 million for the quarter ended September 30, 1996, and increased by $2.8 million for the nine months ended September 30, 1996. Revenue from existing Title I contracts decreased for the third quarter of 1996 since the third quarter of 1995 included $1.5 million in revenue from one time summer contracts, offset by $400,000 attributed to contracts existing prior to the third quarter of 1995.

Cost and Expenses.   Company-owned Learning Center expenses increased by
$744,000, to $3.4 million, or 80% of total Company-owned Learning Center services revenue in the third quarter of 1996, compared to $2.7 million, or 83% of total Company-owned Learning Center services revenue in the third quarter of 1995. Company-owned Learning Center expenses increased by $2.3 million, to $9.8 million, or 83% of total Company-owned Learning Center services revenue for the nine months ended September 30, 1996, compared to $7.5 million, or 87% of total Company-owned Learning Center services revenue for the nine months ended September 30, 1995. The increased expenses were primarily advertising and labor associated with increased center enrollment. Expenses for Centers operating over 12 months as of September 30, 1996 accounted for $543,000 of the increase for the third quarter of 1996, and represent 68% of incremental same Center revenue. Expenses for Centers operating over 12 months as of September 30, 1996 accounted for $1.7 million of the increase for the first nine months of 1996, and represent 69% of incremental same Center revenue. The opening of two new Company-owned Learning Centers since September 30, 1995 increased expenses by $201,000, or 77% of the revenue of those Centers for the third quarter of 1996, and by $575,000, or 90% of the revenue of those Centers for the first nine months of 1996.

     Testing services expenses for the third quarter of 1996 increased by $12.7 million to $17.3 million, or 75% of total testing services revenue, compared to $4.6 million, or 71% of total testing services revenue for the third quarter of 1995. Testing services expense for the first nine months of 1996 increased by $38.2 million to $51.8 million, or 81% of total testing services revenue, compared to $13.6 million, or 78% of total testing services revenue for the same period in 1995. The increase resulted primarily from the acquisition of Drake and the increased registration and delivery costs associated with additional volume of tests. The increase in testing services expense as a percentage of revenues was primarily a result of high margin development revenues from the Armed Services Vocational Aptitude Battery (ASVAB) beta test which decreased the percentage of delivery cost to revenue in 1995. Also, the Company sold the development rights for testing center's providing computer-based tests in India for $500,000 in the third quarter of 1995. The percentage of expenses to revenue, adjusted for ASVAB development revenue for the third quarter and for ASVAB and India rights revenue for the nine months ended September 30, 1996 are higher than the percentages for the same periods in 1995.

     Contract educational services expense decreased by $800,000 to $5.1 million, or 89% of contract educational services revenue for the quarter ended September 30, 1996, compared to $5.9 million or 88% of contract educational services revenue for the third quarter of 1995, and increased by $3.6 million to $20.4 million, or 87% of contract educational services revenue during the nine months ended September 30, 1996, compared to $16.8 million or 87% of contract educational services revenue during the first nine months of 1995. Operating expenses for Title I schools decreased $700,000 for the quarter ended September 30, 1996 and increased $2.5 million for the nine months ended September 30, 1996. Expenses from Title I contracts decreased for the third quarter of 1995 since the third quarter of 1995 included expenses from one time summer contracts. Operating expenses for PACE and Sylvan at Work decreased by $100,000 for the quarter ended September 30, 1996 and increased $1.1 million for the nine months ended September 30, 1996. The PACE and Sylvan at Work increase for the nine months ended September 30, 1996, results from the fact that the Pace acquisition, which was accounted for as a purchase, was effective February 28, 1995.

     General and administrative expenses increased by $900,000 to $4.3 million during the third quarter of 1996 compared to the third quarter of 1995, but decreased as a percentage of revenue from 17% to 11%; general and administrative expenses increased by $3.7 million to $13.3 million during the first nine months of 1996, compared to the same period in 1995, but decreased as a percentage of revenue from 17% to 12%. These percentage declines resulted from increased revenues primarily from franchise royalties, testing services, and contract and Company-owned Learning Center services without corresponding increases in administrative staff salaries and expenses.

     During the third quarter of 1995, the Company recorded a non-recurring loss on impairment of assets of $3.2 million associated with the Drake acquisition. The loss on impairment resulted from the determination that the fair market value of certain assets in the Sylvan Testing division were less than the book value. The Drake acquisition and the pending consolidation of operations resulted in the determination that certain assets in this division are not recoverable, and therefore these assets have been written down to their net realizable value.

Liquidity and Capital Resources

     Cash provided by operating activities was $12.3 million for the nine months ended September 30, 1996 as compared to cash used in operating activities of $1.5 million in the comparable period of 1995. Cash flow from operations before working capital changes increased from $10.0 million in the 1995 period to $17.5 million in the 1996 period, primarily as a result of significant earnings from Company operations net of the loss on impairment of assets recognized in the 1995 period. The $5.2 million of cash used due to the increase in accounts and notes receivable was partially offset by the $2.5 million of cash provided by the increase in accounts payable and accrued expenses, and deferred revenue. These increases resulted primarily from the significant growth of the testing division, including the effects of the growth of Information Technology testing.

     During the first nine months of 1996, the Company sold a net of $14.1 million of available-for-sale securities. The Company used cash to pay off the outstanding line of credit borrowings of $3.5 million, to purchase $5.0 million of property and equipment, and to acquire certain contract rights and other assets of $9.3 million as described below.

     The Company continues to incur expenditures for additions to property and equipment, which totaled $5.0 million through the third quarter of 1996. These additions primarily consisted of furniture and equipment for general business expansion, including expenditures for new public and non-public school classrooms and equipment needed for testing centers operated by the Company. Under the international testing contract with ETS, the Company is reimbursed for overseas equipment expenditures as the equipment is depreciated. This reimbursement includes a financing charge over the reimbursement period.

     The Company paid the NASD $4.9 million during the nine months ended September 30, 1996 pursuant to an asset transfer agreement related to the management of the NASD testing centers and the acquisition of contract rights to provide testing based on a ten year contract with the NASD. The assets transferred by the NASD consisted mainly of computer equipment in the NASD testing centers.

     During the nine months ended September 30, 1996, the Company paid $4.4 million in contract termination fees to certain Drake Authorized Testing Centers that had contracts to provide computer based testing delivery. These cancellation costs were recorded as additional costs related to the Drake acquisition and are being amortized over the remaining amortization period.

     The Company has entered into a loan agreement with a bank, hereinafter the "credit line" that provides an unsecured revolving line of credit. The credit line allows the Company to borrow a maximum of $15 million on a revolving basis through May 31, 1998, with the option to repay any balance at that date over two years through May 31, 2000. There were no outstanding borrowings under the credit line at September 30, 1996. The credit line bears interest at a floating rate equal to the 30 day London Interbank Offered Rate ("LIBOR") plus 1.15% per annum.

     During the nine months ended September 30, 1996, the Company received $2.2 million of cash as a result of the exercise of stock options and warrants to purchase 262,018 shares of Common Stock.

     On October 24, 1996, the Company announced that it has formed a new venture with MCI Communications Corporation ("MCI") called Caliber Learning Network, Inc. ("Caliber"), to provide an international distribution network for adult professional education services. The Company will invest $1.3 million for Jr. Preferred stock of Caliber and will loan $3.0 million to Caliber. The Company does not expect to make further significant investments in or loans to Caliber in the next 24 months.

     On November 11, 1996, the Company announced that it will make a minority investment in Josten's Learning Corporation ("Jostens"), a leading provider of technology-based educational programs for students from kindergarten through twelfth grade level. The Company will make a $20.6 million investment in Josten's preferred stock through a payment of $5.0 million in cash and $15.6 million of the Company's common stock. The number of shares to be issued will be determined by dividing $16.07 million by the Company's stock price on the registration date of the shares (estimated to be on or about November 20, 1996). This initial investment will equate to a 16.5% ownership interest in Josten's. The Company will also earn a $2.0 million dividend annually, which will increase the Company's ownership percentage of Josten's to 19.9% at the end of the second year of ownership.

     The Company believes that its capital resources will be sufficient on a short-term basis and over the next 24 months to fund the continued expansion of the business and Caliber, including working capital needs and expected investments in property and equipment.

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

     The agreement with Drake provides for future contingent payments based on the achievement of certain specified revenue targets between 1997 and 1998 (or 1999 at election of the Sellers) and would be paid in the first quarter of 1999 or 2000. The contingent payments of up to $40 million, if earned, are payable 12.5% in cash (or more at the discretion of the Company) with the remainder in shares of Common Stock. The amount of any contingent payments will be capitalized as goodwill when paid and amortized over the remaining estimated recovery period.

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

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

(a)  Reports on Form 8-K

     During the three months ended September 30, 1996, the Company filed a Report on Form 8-K dated September 27, 1996 with respect to the Shareholder Rights Plan and the 3 for 2 stock split of its Common Stock to be effective in the form of a stock dividend.


SIGNATURES
----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.


                                    Sylvan Learning Systems, Inc.


Date:  November 11, 1996            /s/ B. Lee McGee
                                    -------------------------------------
                                    B. Lee McGee, Vice President
                                    and Chief Financial Officer