Form 10-K
period 1996-12-31
SYLVAN LEARNING SYSTEMS INC
filed 1997-03-31
CIK 912766

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the fiscal year ended December 31, 1996

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

Commission File Number       0-22844

                          SYLVAN LEARNING SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)


           Maryland                                               52-1492296
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

1000 Lancaster Street, Baltimore Maryland                           21202
 (Address of principal executive offices)                         (Zip Code)

        Registrant's telephone number, including area code: (410)843-8000

           Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange on
    Title of each class                                     which registered
Common Stock, Par Value $.01                                     NASDAQ

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of voting Common Stock held by non-affiliates of the registrant was approximately $453 million as of March 17, 1997.

The registrant had 24,516,623 shares of Common Stock outstanding as of March 17, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this Form 10-K will be filed by amendment on Form 10-K/A, which will be filed with the Securities and Exchange Commission not later than April 30, 1997.

                                      INDEX



                                                                        Page No.
                                                                        --------
PART I.

       Item 1.  Business................................................   3
       Item 2.  Properties..............................................  10
       Item 3.  Legal Proceedings.......................................  11
       Item 4.  Submission of Matters to a Vote of Security Holders.....  11

PART II.

       Item 5.  Market for Registrant's Common
                  Equity and Related Stockholder Matters................  12
       Item 6.  Selected Financial Data.................................  12
       Item 7.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations............................................  16
       Item 8.  Financial Statements and Supplementary Data.............  23
       Item 9.  Changes in and Disagreements With Accountants
                  on Accounting and Financial Disclosure................  23

PART III.

       Items 10., 11., 12. and 13. will be filed by
         amendment on Form 10-K/A which will be
         filed with the Securities and Exchange
         Commission not later than April 30, 1997.......................  24


PART IV.

       Item 14. Exhibits, Financial Statements, Schedules,
                  and Reports on Form 8-K...............................  24


SIGNATURES


                                     PART I.


ITEM 1.         BUSINESS

     Sylvan Learning Systems, Inc. ("The Company" or "Sylvan") is a leading international provider of educational and testing services. The Company delivers a broad array of supplemental and remedial educational services and computer-based testing services through three principal segments. Through its Core Educational Services segment, the Company designs and delivers individualized tutorial services to school-age children and adults through its network of 620 franchised and Company-owned Sylvan Learning Centers in 49 states, five Canadian provinces, Hong Kong, South Korea and Guam. Sylvan Prometric, the Company's testing services segment, administers computer-based tests for major corporations, professional associations and governmental agencies through its network of certification centers which are located throughout the world. In addition, the Company's Contract Educational Services segment now serves 72 schools and over 10,000 students by providing educational services to public and non-public school districts receiving funding under federal and state programs and provides contract educational and training services on-site to employees of large corporations. In 1996, total systemwide revenues were approximately $285.5 million, composed of $165.1 million from core educational services ($139.5 million from franchised Learning Centers and $25.6 million from Company-owned Learning Centers, product sales and franchise sales fees), $87.0 million from testing services and $33.4 million from contract educational services. In December 1996, the Company acquired Wall Street Institute International, B.V. and its commonly-controlled affiliates. Wall Street and its affiliates teach the English language in Europe and Latin America through a network of over 170 franchised and company-owned centers. Note 19 of the 1996 audited financial statements contains additional disclosures regarding the Company's business and geographic segments. As discussed further below, the Company, in March 1997, announced a proposed merger with National Education Corporation.

Proposed Merger With National Education Corporation

     In March 1997, the Company announced a proposed merger with National Education Corporation ("NEC") in a stock-for-stock transaction. NEC is a publicly-held provider of distance learning services, supplemental multimedia educational materials, and professional training products and services. Under the terms of the merger, the Company would issue 0.58 shares of its common stock for each share of NEC common stock. Following the transaction, which is expected to be accounted for as a pooling-of-interests, shareholders of NEC would hold approximately 47% on a fully-diluted basis of the common stock of the combined company. The transaction is expected to be completed in the third quarter of 1997 and has been approved by the boards of directors of both companies. The transaction is subject to federal anti-trust review and approval by the shareholders of both companies.

Core Educational Services: Sylvan Learning Centers

     Sylvan is widely recognized as providing high quality educational services with consistent, quantifiable results, and has delivered its core educational service to more than 1,000,000 students primarily in grades three through eight over the past 17 years. The Company's core educational service segment provides supplemental instruction in reading, mathematics and reading readiness, featuring an extensive series of standardized diagnostic tests, individualized instruction, a student motivational system and continued involvement from both parents and the child's regular school teacher.

     Typically, a parent contacts a Sylvan Learning Center because the parent believes that his or her child may have insufficient reading or mathematics skills. Parents learn about Sylvan from the Company's media advertising, from a referral from another parent or from school personnel. Learning Center personnel ask the parent to bring the student to the Learning Center to complete a series of standardized diagnostic tests and to receive educational consultation. Approximately 35% of phone inquiries result in a visit to a Learning Center. The Learning Center's Sylvan-trained educators use test results to diagnose students' weaknesses and to design an individual learning program for each student. After the initial testing and consultation, the Company estimates that more than 90% of parents enroll the student in a full course of study. The program typically requires four to six months to complete and comprises approximately 36 to 60 hours of instruction. Instruction is generally given twice a week for one hour per visit. Sylvan requires that all instructors be certified teachers. The cost of the tests and initial consultation ranges from $95 to $250, and fees average $35 per hour. The Company estimates that the typical program costs approximately $1,500.

     Learning Centers range from 1,000 to 3,500 square feet. Instruction is given at U-shaped tables designed to ensure that teachers work with no more than three students at a time. The student's individualized one hour lesson includes a five segment mastery approach. There are special incentives, such as tokens redeemable for novelties and toys, to motivate the student to achieve the program's objectives and to strengthen the student's enthusiasm for learning. Personal computers at each Learning Center are used by the student as a supplementary learning tool. The Learning Center's Director of Education monitors the progress of each student after each hour of instruction.

     Instructors schedule parent conferences after every 12 hours of a student's program. Throughout a student's course of study, the Learning Center tests the student using the same standardized diagnostic tests, and the results are shared with the parents in personal conferences, during which the student's continuation in a Sylvan program is discussed.

     Franchise Operations. As of December 31, 1996, there were a total of 620 Learning Centers in 49 states, five Canadian provinces, Hong Kong, South Korea and Guam operated by the Company or its franchisees. As of that date, there were 434 franchisees operating 581 Sylvan Learning Centers. During 1996, 55 franchised Learning Centers were opened and 6 were closed. In addition, during 1996, 11 franchisee-owned Learning Centers were acquired by the Company. Fewer than 2% of franchisees are currently more than three months in arrears in the payment of franchise royalties, and the Company does not believe that the closing of any or all of the Learning Centers of these franchisees would have a material adverse effect on the Company because the royalties earned from these franchisees only represented approximately 1% of total franchise royalties earned by the Company in 1996.

     The Company licenses franchisees to operate Sylvan Learning Centers in a specified territory, the size of which depends on the number of school-age children and average household incomes in the area. Franchisees must obtain the Company's approval for the location and design of the Learning Center and of all advertising, and must operate the Learning Center in accordance with the Company's methods, standards and specifications. Most Learning Centers are located in suburban areas and have approximately 10 employees, two of whom are typically full-time employees and eight of whom are part-time instructors. The cost to open a typical franchised Learning Center ranges from approximately $79,000 to $145,000, including the franchise license fee, furniture, equipment and an initial supply of certain items required to be purchased under the Company's franchise agreement.

     The Company actively manages its franchise system. The Company requires franchisees and their employees to attend two weeks of initial training in Learning Center operations and Sylvan's educational programs. The Company also offers franchisees continuing training each year. The Company employs field operations managers that act as "consultants" to provide assistance to franchisees in technology implementation, business development, marketing, education and operations. These employees also facilitate regular communications between franchisees and the Company.

     Sylvan operates a quality assurance review program to maintain the quality of Sylvan Learning Centers. Sylvan's field operations managers confirm franchisee compliance with the Company's standards, including training requirements, exclusive use of approved educational materials and programs, correct administration of testing materials, proper execution of supervisory procedures, sufficient time spent in parent/teacher conferences, staffing and Learning Center appearance. Sylvan's consultants counsel franchisees that fail to meet the Company's quality or financial performance standards and assist these franchisees in developing a plan to improve their Learning Centers' performance. When necessary, the Company assists franchisees in selling their franchises.

     The Company believes there is significant potential for additional franchised Learning Centers both domestically and internationally. A number of territories with only one Learning Center could support one or more additional Learning Centers based upon the number of school-age children in the market area. The Company is actively encouraging existing franchisees in these territories to open additional Learning Centers. In addition, management has identified at least 246 territories in North America, primarily in smaller markets, in which there are no Learning

Centers. The Company is actively seeking franchisees for a number of these territories. Approximately 38 new territories were sold in 1996.

     The Company has sold franchise rights for the operation of Learning Centers in South Korea, Hong Kong, China and Israel. Franchisees in these countries offer the English version of the Sylvan program, and may not offer a foreign language version of the program without paying additional fees to the Company to subsidize the additional development costs. In pricing international franchise rights, the Company takes into account estimates of the number of centers that could be opened in an area.

     The Company's typical franchise agreement (the "License Agreement") grants a license to operate a Sylvan Learning Center and to use Sylvan's trademarks within a specified territory. The franchisee is required to purchase from Sylvan certain diagnostic and instructional materials, student record forms, parental information booklets and explanatory and promotional brochures developed by the Company. Sylvan specifies requirements for other items necessary for operation of a Learning Center, such as computers, instructional materials and furniture. The Company currently offers a License Agreement with an initial term of ten years, subject to unlimited additional ten year extensions at the franchisee's option on the same terms and conditions. The initial license fee ranges from $34,000 to $42,000, depending on factors such as the number of school-age children in the territory. Royalties are either 8% or 9% of gross revenues of the Learning Center, and the royalty rate depends upon the demographics of the territory and is specified in the License Agreement. Advertising spending requirements range from $1,000 to $3,500 per month, or up to 6% of gross revenues, whichever is greater. The License Agreement has been revised periodically, and several franchisees are operating under older agreements with variations from the above terms. Approximately 10% of franchisees operate under older agreements with royalties as low as 6% and without any requirement to contribute to the national advertising fund. The remaining 90% of the franchisees are required to contribute a minimum of 1.0% to 1.5% of gross revenues to the national advertising fund. The fund is administered by the Sylvan National Advertising Committee, Inc., which is owned equally by the Company and the Sylvan Franchise Owners Association. Franchisees must submit monthly financial data to the Company.

     Company-owned Learning Centers. As of December 31, 1996, Sylvan owned and operated 39 Learning Centers: five in Baltimore, six in Dallas, six in Los Angeles, five in the greater Philadelphia area, six in South Florida, six in the greater Washington, D.C. area and five in the greater Minneapolis area. The Company's operation of Learning Centers enables it to test new educational programs, marketing plans and Learning Center management procedures. As of December 31, 1996, nine of the Company-owned Learning Centers contained Technology Centers for computer-based testing. Company-owned Learning Centers in Baltimore, Dallas, Los Angeles, Philadelphia, South Florida, greater Washington D.C. and greater Minneapolis give the Company a local presence in key markets, which has been helpful in marketing the Company's services to school districts utilizing Title I funds and to employers interested in the Sylvan-At-Work and PACE programs (see "Contract Educational Services" on page 7). The Company may consider selected acquisitions of additional Learning Centers now operated by franchisees.

Sylvan Prometric

     Sylvan has established 221 testing centers which are located in existing Learning Centers, 20 stand-alone testing centers and, with the acquisition of Drake in September 1995, added an additional 990 testing centers, 594 of which are located in North America and the remainder in 95 foreign countries. In addition, Sylvan acquired contract rights from the National Association of Securities Dealers ("NASD") and assumed management of 56 NASD testing centers in April 1996. Pursuant to the contract, the Company is in the process of reducing the number of these testing centers. The Learning Center and stand-alone sites contain up to 20 networked computers. The Company believes that it can increase capacity by adding workstations at existing testing centers, as well as by opening new testing centers. Opening a new testing center has taken, on average, 30 to 60 days. Computer-based tests, which can be offered during regular school hours and on weekends, increase utilization of Learning Centers. Testing also increases public awareness of Sylvan Learning Centers and the Company's core educational services.

     Sylvan provides the supporting infrastructure and administration, including computer equipment and software systems in each testing center and where appropriate, registration and scheduling of candidates, downloading of individual tests and training of Learning Center personnel in accordance with procedures established by the sponsoring testing organization. The franchisee provides the space and Learning Center personnel for staffing the testing center. The Company provides training and certification of the Testing center personnel as computer-based test administrators. The Company enters into contracts directly with the testing organization, such as Educational Testing Services ("ETS"), under which Sylvan receives a fee based upon the number of tests given. The Company has entered into a separate agreement with each franchisee that operates a testing center, whereby the franchisee receives a fee per test that decreases as the volume of the tests delivered increases. The independently owned and managed testing centers must meet certain criteria established by the Company for administering computer-based testing. The owners of the testing centers are required to furnish the space, equipment and personnel needed for their operation and receive compensation for test delivery in various forms including hardware obsolescence guarantees and marketing assistance for their core business.

     Principal customers in the information technology ("IT") industry are Novell, Inc. and Microsoft Corp. IT customers sponsor worldwide certification programs for various professionals such as network administrators and engineers, service technicians, instructors, application specialists and developers, and system administrators, operators and engineers. Certification testing for Novell and Microsoft accounted for $40.6 million, or 47%, of Sylvan Prometric's revenues in fiscal 1996.

     ETS, a leading educational testing firm, develops and administers more than
9.5 million tests each year, including the Graduate Record Exam ("GRE"), the Graduate Management Admissions Test ("GMAT"), The Test of English as a Foreign Language ("TOEFL"), the National Teachers Exam ("NTE") and the Advanced Placement Program, sponsored by organizations such as the College Board. The largest tests administered by ETS are the SAT, which is given annually to over
1.6 million college-bound students, and the PSAT, which is given annually to all students in grade 10 or 11. As one of the largest and most influential test developers and administrators, ETS is leading the conversion of tests to computer-based format from pencil and paper versions.

     The Company developed a working relationship with ETS as a result of a joint venture between ETS and a predecessor of the Company in the late 1980s. This relationship facilitated the Company's entering into a master agreement with ETS (the "ETS Agreement"), under which the Company is the exclusive commercial provider of computer-based tests administered by ETS. This exclusivity provision does not apply to the SAT, PSAT and Achievement Tests which are sponsored by the College Board.

     During 1996, the Company recognized approximately $19.6 million, or 23% of Sylvan Prometric's revenues in fiscal 1996, from services for ETS. The Company provides testing services through contracts with ETS both domestically and internationally. In April 1994, the Company entered into a ten year contract with ETS to develop test sites and provide computer-based tests internationally. During 1996, the Company expanded international testing for ETS to 88 permanent and temporary sites in 54 countries. The terms of the contract stipulate that the Company will be compensated for its services through a fee equal to approved costs, plus 10 percent, and the Company recognizes revenues accordingly. The Company also will be reimbursed for its cost of capital and any foreign exchange losses. During 1996, the Company recognized revenues of approximately $7.6 million under this contract.

     Sylvan has been designated as the exclusive commercial provider of computer-based tests administered by ETS (excluding tests not currently offered by the College Board in computer-based format) so long as Sylvan is able to provide sufficient capacity to meet the demand of candidates seeking to take computer-based versions of tests, as determined in accordance with criteria set forth in the ETS Agreement. The ETS Agreement provides that ETS may establish ETS-operated testing centers, client-specific testing locations or testing centers at colleges. However, ETS has agreed that Sylvan will receive at least one-half of ETS' U.S. volume of computer-based tests covered by the ETS Agreement. At present, there are no ETS-operated testing centers in existence.

     Under the ETS Agreement, the Company began offering computer-based versions of ETS' PRAXIS examination, which is used to license beginning teachers, in September 1992, and the GRE, which is used by graduate schools to evaluate applicants, in October 1992. In August 1992, Sylvan and ETS were jointly awarded a contract by the National Council of State Boards of Nursing to develop and deliver exclusively a computer-based licensing examination (NCLEX) for registered and practical nurses. Beginning in April 1994, the test has been offered exclusively in the computer-based version.

     In addition to the tests offered through its partnership with ETS, the Company is one of two entities licensed by the FAA to deliver computer-based versions of various pilot and mechanic licensing tests for private aviation. In addition to FAA testing, the Company provides testing services for organizations in many other fields, such as for computer professionals, medical laboratory technicians, and military candidates.

     Effective December 1, 1996, the Company purchased the privately held Wall Street Institute International, B.V. and its commonly controlled affiliates (collectively, "WSI"), a European based franchisor and operator of learning centers where English is taught through a combination of computer-based and live instruction. Typically, the instructional programs are approximately nine months to one year in duration. With more than 170 franchised centers in operation throughout Europe and Latin America, WSI had revenues of approximately $14.0 million for the fiscal year ended August 31, 1996.

     The acquisition of WSI is an important step in Sylvan's strategy to increase its services to the adult education marketplace and to expand internationally. Sylvan began building a global network for the delivery of computer-based testing services in early 1994 through an exclusive international alliance with ETS. In addition to offering the English language programs, WSI locations can be utilized by Sylvan to administer certain computer-based testing programs throughout Europe and Latin America.

     WSI, which started franchising in 1991, has 82 centers in Spain with the remainder in France, Germany, Italy, Portugal, Switzerland, Mexico, Chile, and Venezuela. WSI 's international expansion was accomplished by selling Master Licensing agreements, with each Master Licensor obtaining franchisees to open centers in their development areas. Sylvan plans to continue this strategy to expand WSI's presence globally, with a focus on Asia and the Pacific Rim region.

Contract Educational Services: Public and Non-Public School Based Programs Funded by Federal Title I and state-based programs; PACE and Sylvan-At-Work

     Title I and state-based programs. The federal government and various state and local governmental agencies allocate funds to local school districts to provide supplemental and remedial education to academically and economically disadvantaged students. The main program is the Title I (formerly Chapter I) program, administered by the U.S. Department of Education. Federal law now contains minimum student performance standards for each school district receiving Title I funds. The Company believes that, because of its proven record of achieving measurable improvement in the reading and mathematics skills of its students nationwide, it is positioned to provide supplemental educational services to school districts receiving Title I and similar state funds. As of December 31, 1996, the Company had contracts to provide remedial educational services to the following public schools: 22 Baltimore schools, 10 District of Columbia schools, seven schools in four districts in Texas and Maryland, 14 schools in Chicago, three schools in Newark, five St. Paul schools, two schools in Broward County, Florida, and one school in New Orleans. In January, 1997 the Company was awarded contracts to provide services in public schools in the districts of Charleston, Oklahoma City, and Richmond. In 1996, approximately 14% of total revenues for the contract educational services segment were derived from the contracts with the Baltimore City Schools.

     Using Company personnel, Sylvan offers virtually the same core educational services to students in schools as is offered at Sylvan Learning Centers. The school designates a classroom to be the Learning Center for the duration of the contract and modifies the classroom to resemble a typical Learning Center. Sylvan personnel administer standardized diagnostic tests and, based on the results, prescribe an individualized learning program for each child. Students typically receive two hours of instruction per week, which includes use of personal computers as in a Learning Center. The Company can provide these services to students after school, on Saturdays, during the summer or as a "pullout" program during the regular school day, which is the method currently prescribed by all current contracts. There is a high degree of individual attention, with student to teacher ratios of no more than three to one. The program is designed to include a high degree of parental involvement, and teachers make a special effort to involve parents.

     Under most of its contracts, the Company has guaranteed that each student who receives instruction in the Sylvan program and meets prescribed attendance requirements will achieve some minimum measure of improvement required by the school districts, as measured by standardized tests. Improvement is measured using various standardized measures, including normal curve equivalents ("NCE's"), a generally accepted statistical measure of student performance. The typical minimum improvement required is two NCE's per year. If a student does not achieve the required improvement, the Company will provide 12 hours of remedial instruction to that student during the following summer or school year without charge. The Company has not incurred significant expense related to this guarantee. Under the contracts, the school districts pay the Company a set fee for all services, materials and equipment. The contracts have terms of one to three years, with the latest expiring in June 1998. All of the contracts contain provisions for cancellation by school district officials based on funding constraints.

     The Company is actively seeking contracts to provide its core educational program to other school systems, offering to tailor its program to the system's specific needs, and is in discussions with several other major school districts. In addition to serving public school students, Sylvan can provide its service to parochial or private school students through contracts with public school districts. Public school districts are responsible for administering the Title I funding for the non-public schools. Because government-funded services to any parochial school students generally cannot legally be provided in the parochial school, Sylvan offers the flexibility of conducting the program at a nearby Learning Center, or providing temporary facilities.

     PACE. In March 1995, the Company acquired The PACE Group ("PACE"), a provider of educational and training services to large corporations throughout the United States. Services offered by PACE include racial and gender workplace diversity training and skills improvement programs such as writing, advanced reading, listening and public speaking. This acquisition complements the Company's Sylvan-At-Work program and extends the core educational services the Company offers to adults in the corporate workplace. PACE provides educational and training services, typically on-site, to businesses throughout the United States and generated $10.1 million in revenues for the year ended December 31, 1996. Management believes PACE is capitalizing on the trend toward outsourcing of training services by large corporations. PACE licenses most of these programs from the individuals who developed them and pays royalties ranging from 5% to 15% of the revenues generated from the programs. These programs are typically offered on-site from one to several days at a time and are conducted by trained instructors employed by PACE, or, in some cases, PACE will train the customer's employees to conduct the programs. Additionally, a corporation may purchase a site license to offer a particular PACE program. PACE currently has 26 sales offices throughout the United States and markets the programs locally through its sales force. PACE customers include Ford Motor Company, IBM, BankOne, General Motors and AT&T.

     Sylvan-At-Work. The Company's Sylvan-At-Work program, which has been offered since 1990, is a modified version of Sylvan's core educational service provided to businesses on-site. Programs are currently offered for Motorola, Inc. at one site in Austin, Texas; for Texas Instruments Incorporated at three sites in the Dallas area; and, for Martin Marietta Energy Systems, Inc. at one site in Tennessee.


Marketing

     The Company and its franchisees market Sylvan's core educational service to parents of school-aged children at all grade levels and academic abilities. Far beyond tutoring, Sylvan Learning Centers' supplemental education utilizes a diagnostic and prescriptive approach to address the specific needs of each and every student. A portion of Sylvan's advertising includes spots on morning and evening news on the national networks. Sylvan's advertising campaign demonstrates the benefits of its personalized educational services through testimonials of actual parents and Sylvan teachers. It positions Sylvan as the leader in supplemental education and emphasizes Sylvan's high quality curriculum, personalized attention and positive results: better grades and improved self-esteem. Franchisees form local cooperatives to collectively purchase local television and radio advertising and usually supplement their efforts with local newspaper and direct mail. The company also has additional marketing support for specific programs, including Reading, Math, Algebra, Geometry, Study Skills, SAT/ACT College Prep, and Writing.

     The Company is actively involved in marketing computer-based testing services to national and international academic testing organizations, such as ETS, and licensing and professional certification organizations. The Company's network of testing centers, centralized registration capability and computer-based testing experience offer important competitive advantages. The Company markets its school-based educational services to several public school systems and state education departments. In 1995 and 1996, this marketing effort has been expanded to seek contracts for both public and non-public schools, where both are administered by the local public school district.

     Marketing efforts for the PACE programs are focused on large corporations seeking to outsource their training and educational programs, through PACE's 26 sales offices throughout the United States. PACE's strategy is to offer solutions to the customer's training needs rather than marketing specific products.


Competition

     The Company is aware of only two direct national corporate competitors in its core educational services segment: Huntington Learning Centers, Inc. and Kumon Educational Institute. The Company believes these competitors operate fewer centers than Sylvan and that these firms concentrate their services within a smaller geographic area. In most areas served by Sylvan Learning Centers, the primary competition is from individual tutors. State and local education agencies also fund tutoring by individuals, which competes with the Company's core educational services segment.

     The Company is not aware of any other private businesses competing to provide Title I programs for public school students, and the Company's most significant competitor remains the public school system itself. Given the unique position of public education in the United States, the Company believes that educational reforms implemented directly by school officials will not face the same degree of public resistance that the Company may face. The Company also competes with school reform efforts sponsored by private organizations and universities and with consultants hired by school districts to provide assistance in the identification of problems and implementation of solutions. The Company is aware of several entities that currently provide Title I and state-based programs for students attending parochial and private schools on a contract basis.

     Sylvan Prometric also has a small number of direct competitors. These competitors include organizations that have opened centers to offer specific computer-based tests under contracts with the administrators of those tests.


Government Regulation

     Title I. Title I school districts are responsible for implementing Title I in carrying out their educational programs. Final Title I regulations, which were issued July 3, 1995, as well as provisions of Title I itself, direct Title I school districts to satisfy obligations including involving parents in their children's education, evaluating and reporting on student progress, providing equitable services and other benefits to eligible non-public school students in the district and other programmatic and fiscal requirements. In contracting with school districts to provide Title I services, the Company has become, and will continue to be, subject to various Title I requirements and may become responsible to the school district for carrying out specific functions required by law. For example, under the Baltimore City Schools' contract, Sylvan has responsibility for soliciting parental involvement, introducing program content adequate to achieve certain educational gains and maintaining the confidentiality of student records. The Company's failure to adhere to Title I requirements or to carry out regulatory responsibilities undertaken by contract may result in contract termination, financial liability, or other sanctions.

     Franchise. The sale of franchises is regulated by various state authorities as well as the Federal Trade Commission (the "FTC"). The FTC requires that franchisors make extensive disclosure to prospective franchisees but does not require registration. A number of states require registration and prior approval of the franchise offering document. In addition, several states have "franchise relationship laws" or "business opportunity laws" that limit the ability of a franchisor to terminate franchise agreements or to withhold consent to the renewal or transfer of these agreements. While the Company's franchising operations have not been materially adversely affected by such existing regulation, the Company cannot predict the effect of any future legislation or regulation.

Trademarks

     The Company has a federal trademark registration for the words "Sylvan Learning Center" and distinctive logo (a reading child), a service mark for the words "Sylvan Prometric" and various other trademarks and service marks and has applications pending for a number of other distinctive phrases. The Company also has obtained Canadian registrations of a number of the same trademarks. The Company's License Agreement grants the franchisee the right to use the Company's trademarks in connection with operation of the franchisee's Learning Center.


Employees

     As of December 31, 1996, the Company had approximately 2,850 employees, 1,250 of whom were classified as full-time and 1,600 of whom were classified as part-time. Most of the Company's part-time employees are teachers in school-based programs, Company-owned Learning Centers and Sylvan-At-Work programs. None of the Company's employees is represented by a union, and the Company considers its relationship with its employees to be good.


Backlog

     The Company supplies its educational and testing services when requested; consequently, the Company has not experienced any backlog of services.


Effect of Environmental Laws

     The Company is in compliance with all environmental laws. Future compliance with environmental laws is not expected to have a material effect on the business.


ITEM 2.  PROPERTIES

     The Company leases approximately 108,000 square feet of space in Baltimore, Maryland for its administrative offices. In addition, the Company leases approximately 55,000 square feet in Minneapolis, Minnesota for general office space and a registration center. The Company also leases space for the 39 Company-owned Learning Centers in Maryland, Texas, California, Pennsylvania, Delaware, New Jersey, Florida, Minnesota and Virginia, ranging from 1,500 to 3,500 square feet per Learning Center. The Company began leasing space for Technology Centers in areas where there is no Learning Center franchise or centers acquired from NASD. These spaces range from 500 to 3,500 square feet. The Company had 80 Technology Centers leased as of December 31, 1996. The Company leases 29 international testing sites ranging from 500 to 5,000 square feet with the lease terms from three to five years.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time, the Company may be a party to routine litigation incidental to its business. At this time, the Company is the defendant in a legal proceeding pending in the United States District Court for the Northern District of Iowa, Civil Action No. C96-334MJM, filed on November 18, 1996 by ACT, Inc., an Iowa nonprofit corporation formerly known as American College Testing Program, Inc. ("ACT"). ACT's claim arises out of the Company's purchase of contract rights to administer testing services for the National Association of Securities Dealers, Inc. ("NASD"). ACT has asserted that the Company tortiously interfered with ACT's relations, contractual and quasi-contractual, with the NASD, caused ACT to suffer the loss of its advantageous economic prospects with the NASD and other ACT clients and that the Company has monopolized and attempted to monopolize the computer-based testing services market. ACT has claimed unspecified amounts of compensatory, treble and punitive damages, as well as injunctive relief. The Company believes that all of ACT's claims are without merit.

     At this time the Company is not a party, either as plaintiff or defendant, in any other material litigation.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1996.

                                    PART II.


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock has traded on the NASDAQ Stock Market since its initial public offering on December 9, 1993. It's trading symbol is SLVN. The high and low trade prices for 1995 and 1996 for the Company's common stock are set out in the following table. These prices are as reported by NASDAQ, and reflect inter-dealer price quotations, without retail mark-up, mark down or commission and may not necessarily represent actual transactions. All amounts reported in the 1996 Annual Report on Form 10-K and in the 1996 audited financial statements have been retroactively restated to reflect the effects of a 3 for 2 stock split which occurred in November 1996.

         1995                              High                     Low
         ----                             ------                  -----
      1st Quarter                         $13.17                  $11.17
      2nd Quarter                         $14.33                  $11.09
      3rd Quarter                         $21.67                  $14.33
      4th Quarter                         $21.17                  $15.33

         1996                              High                     Low
         ----                             ------                  -----
      1st Quarter                         $26.17                  $18.00
      2nd Quarter                         $27.50                  $21.33
      3rd Quarter                         $27.50                  $18.67
      4th Quarter                         $33.00                  $24.25

     No dividends were declared on the Company's Common Stock during the years ended December 31, 1996 and 1995, and the Company does not anticipate paying dividends in the foreseeable future.

     The number of registered shareholders of record as of March 17, 1997 was 213.

     During the year ended December 31, 1996, the Company issued 861,500 shares of its common stock that were not registered under the Securities Act of 1933. On November 8, 1996, the Company issued 824,000 shares to JLC Learning Corporation pursuant to a Securities Purchase Agreement. On October 23, 1996, the Company issued 37,500 shares to Jannick Education, Inc. for the purchase of five franchised learning centers.


ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     Sylvan is the successor to Sylvan Learning Corporation (the "Predecessor"). The Predecessor was founded in 1979 to develop the Sylvan Learning Centers concept. In April 1985, Kinder-Care Learning Centers, Inc. ("Kinder-Care") acquired the Predecessor and in July 1985, completed an initial public offering of the Predecessor's common stock. The Predecessor operated as a public company until February 1988, when Kinder-Care repurchased all of the publicly-held shares of the Predecessor.

     On February 1, 1991, the Predecessor and KEE, Incorporated ("KEE"), a computer training software development business owned by a group of investors including Messrs. Hoehn-Saric and Becker, entered into a joint venture by contributing substantially all of their assets to Sylvan KEE Systems, a Maryland general partnership (the "Partnership"), each in exchange for a 50% interest in the Partnership. Messrs. Hoehn-Saric and Becker assumed management responsibility for the Partnership. The Partnership operated the business through January 26, 1993, when KEE purchased all of the Predecessor's outstanding common stock from Kinder-Care. The $8.0 million purchase price was paid with $4.5 million in cash and KEE's $3.5 million 12% promissory note. The cash portion of the purchase price came from the net proceeds of KEE's private placement of $10.0 million of Series A Preferred Stock.

     Following KEE's purchase of the stock of the Predecessor, the Partnership was dissolved, and all of its assets and liabilities were transferred to KEE. KEE changed its name to Sylvan KEE Systems, Inc. and later to Sylvan Learning Systems, Inc. in contemplation of the disposition of the assets of the KEE division. During 1993, Sylvan sold all of KEE's assets and liabilities for $2.2 million to Computer Innovations Distribution Inc., which operates under the name Computerland of Canada and is a subsidiary of SHL Systemhouse Inc. Sylvan realized a gain of approximately $364,000 from this transaction. KEE's business had generated operating losses for all periods and is presented in the Statements of Operations as a discontinued operation.

     The following combined statement of operations data for the twelve months ended December 31, 1992 are unaudited and consist of the operations of the Partnership which was formed on February 1, 1991. On January 26, 1993, Sylvan acquired the Predecessor and dissolved the Partnership. The selected statement of operations data for the year ended December 31, 1993 consists of the results of the Partnership for the month of January 1993 plus the results of Sylvan for the eleven months ended December 31, 1993. The selected financial data for the years ended December 31, 1994, 1995 and 1996 have been derived from Sylvan's financial statements which have been audited by Ernst & Young LLP. The financial data should be read in conjunction with the historical Financial Statements and Notes thereto.

     On February 17, 1995, the Company acquired by merger all of the outstanding stock of Remedial Education and Diagnostic Services, Inc. and READS, Inc. (collectively, "READS"). READS is based in Philadelphia, Pennsylvania and provides remedial and education services, psychological, diagnostic and counseling services, career awareness training, and a variety of consulting services. Services are delivered under contracts with school districts, county-wide educational agencies and municipalities in the Eastern United States. During 1994, the Company acquired by merger all of the outstanding stock of Learning Services, Inc. ("LSI") and all of the outstanding stock of Loralex Corporation ("Loralex"). These companies owned and operated a total of nine Sylvan Learning Centers located in the Northeast United States and Florida, respectively. All of these acquisitions have been accounted for by the Company as poolings-of-interests and, accordingly, the Company's financial statements have been restated for all periods prior to these acquisitions to include the results of operations of READS, LSI and Loralex. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Background." The selected statements of operations data include the operations of PACE from March 1, 1995 and the operations of Drake from October 1, 1995, the respective periods each of these subsidiaries were owned by the Company, as further described in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Background". The selected statements of operations data include the operations of Wall Street Institute International B.V. ("WSI") from December 1, 1996 through December 31, 1996, the period that WSI was owned by the Company, as further described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Background".

                                                                            Partnership
                                                                            and Sylvan                      Sylvan
                                                             Partnership     Combined       ---------------------------------------
                                                                Year           Year           Year            Year          Year
                                                               Ended          Ended          Ended           Ended         Ended
                                                             December 31,   December 31,   December 31,   December 31,  December 31,
                                                               1992(1)        1993(1)        1994(1)         1995          1996
                                                              ---------      ---------      ---------      ---------     ---------
                                                                               (in thousands, except per share data)
Statements of Operations Data:
   Revenues:
       Franchise royalties ..............................     $   5,695      $   6,510      $   7,921      $   9,223      $  11,160
       Franchise sales fees .............................           352          1,008          1,256          2,132          3,184
       Company-owned learning center
          services ......................................         3,692          7,246          8,605         11,520         18,528
       Product sales ....................................         1,537          1,297          2,234          3,188          3,927
       Testing services .................................         1,300          3,572         13,665         34,566         86,951
       Contract educational services ....................         7,124          9,989         13,563         27,362         33,366
       Other ............................................           481             --             --             --             --
                                                              ---------      ---------      ---------      ---------      ---------
          Total revenues ................................        20,181         29,622         47,244         87,991        157,116
                                                              ---------      ---------      ---------      ---------      ---------
   Cost and expenses:
       Franchise services ...............................         2,195          2,778           3,84         15,875          6,532
       Company-owned learning center
          expense .......................................         3,400          6,873          7,655         10,369         16,073
       Cost of product sales ............................         1,782          1,009          1,759          2,431          2,952
       Testing service expense ..........................         2,022          3,052         14,025         30,348         71,518
       Contract educational services
          expense .......................................         6,316          8,751         11,880         25,120         29,071
       General and administrative expense(4) ............         5,433          6,255          4,998          6,206          8,755
       Loss on impairment of assets .....................            --             --             --          3,316             --
                                                              ---------      ---------      ---------      ---------      ---------
          Total cost and expenses .......................        21,148         28,718         44,158         83,665        134,901
                                                              ---------      ---------      ---------      ---------      ---------

   Operating income (loss) ..............................          (967)           904          3,086          4,326         22,215
   Non-operating income (expense) .......................          (112)          (171)           224            391            363
   Interest income (expense), net .......................          (307)          (999)           152           (960)         1,015
                                                              ---------      ---------      ---------      ---------      ---------
   Income (loss) from continuing
       operations before income taxes and
       extraordinary items ..............................        (1,386)          (266)         3,462          3,757         23,593
   Income taxes .........................................            (8)            (7)           (76)          (209)        (8,850)
                                                              ---------      ---------      ---------      ---------      ---------
   Income (loss) from continuing
       operations before extraordinary
       items ............................................        (1,394)          (273)         3,386          3,548         14,743
   Discontinued operations(2):
       Loss from operations, net of tax .................        (1,700)          (375)            --             --             --
       Gain on disposal .................................           427            580             --             --             --
                                                              ---------      ---------      ---------      ---------      ---------
       Income (loss) from discontinued
          operations ....................................        (1,273)           205             --             --             --
                                                              ---------      ---------      ---------      ---------      ---------
   Net income (loss) before extraordinary
       items ............................................        (2,667)           (68)         3,386          3,548         14,743
   Extraordinary items(3) ...............................            --           (177)            --             --             --
                                                              ---------      ---------      ---------      ---------      ---------
       Net income(loss) .................................     $  (2,667)     $    (245)     $   3,386      $   3,548      $  14,743
                                                              =========      =========      =========      =========      =========
   Income (loss) from continuing
       operations per share(5) ..........................                    $   (0.02)     $    0.23      $    0.22      $    0.60
                                                                             =========      =========      =========      =========
   Net income (loss) per share(5) .......................                    $   (0.02)     $    0.23      $    0.22      $    0.60
                                                                             =========      =========      =========      =========
   Weighted average shares outstanding(5) ...............                       11,553         15,119         15,972         23,582
                                                                             =========      =========      =========      =========
Balance Sheet Data (at period end):
   Net working capital (deficit) ........................     $  (2,559)     $  12,869      $  11,530      $  38,317      $  28,387
   Intangible assets and deferred contract
       costs ............................................           149          7,000          7,932         82,849        122,932
   Total assets .........................................         9,979         32,242         42,499        165,407        250,579
   Long-term debt and capital leases ....................         1,690          2,899          6,168          4,416          4,049
   Stockholders' or partners' equity (deficit) ..........          (210)        23,971         31,834        136,464        179,591


                                                        (footnotes on next page)

----------
(1) Prior to February 1, 1991, the Sylvan Learning Centers business was conducted by Sylvan Learning Corporation (the "Predecessor"). On February 1, 1991, the Predecessor contributed the Sylvan Learning Centers business to Sylvan KEE Systems, a Maryland general partnership (the "Partnership") in exchange for a 50% partnership interest, and Sylvan contributed its computer training software development business to the Partnership in exchange for the other 50% partnership interest. On January 26, 1993, Sylvan acquired the Predecessor and dissolved the Partnership. On September 3, 1993, Sylvan sold its computer training software development business.

     On February 17, 1995, Sylvan acquired by merger all of the outstanding stock of Remedial Education and Diagnostic Services, Inc. and READS, Inc. (collectively, "READS"). READS is based in Philadelphia, Pennsylvania and provides remedial and education services, psychological, diagnostic and counseling services, career awareness training, and a variety of consulting services. Services are delivered under contracts with school districts, county-wide educational agencies and municipalities in the Eastern United States.

     During 1994, Sylvan acquired by merger all of the outstanding stock of Learning Services, Inc. ("LSI") and all of the outstanding stock of Loralex Corporation ("Loralex"). These companies owned and operated a total of nine Sylvan Learning Centers located in the Northeast United States and Florida.

     The READS, Loralex and LSI acquisitions have been accounted for by Sylvan as poolings-of-interests and, accordingly, Sylvan's financial statements have been restated for all periods presented to include the results of operations of READS, LSI and Loralex. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Background."

(2) Represents Sylvan's computer training software development business which was sold in September 1993; a Canadian computer training business, 80.1% of which was sold in 1992; and Sylvan's tuition financing subsidiary which was sold in October 1991.

(3) Represents the $350,000 gain on extinguishment of a $3.5 million debt to Learning Centers, Inc., and a $527,000 loss on an extinguishment of $5.0 million of notes payable to stockholders.

(4) The Company has reclassified certain operating expenses previously included in general and administrative expense to division-specific expense categories. This change has been reflected for all periods presented.

(5) All share and per share data have been restated to retroactively reflect a 3-for-2 stock split of the Company's common stock for stockholders of record on November 7, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ALL STATEMENTS CONTAINED HEREIN THAT ARE NOT HISTORICAL FACTS, INCLUDING BUT NOT LIMITED TO, STATEMENTS REGARDING THE ANTICIPATED IMPACT OF UNCOLLECTIBLE ACCOUNTS RECEIVABLE ON FUTURE LIQUIDITY, EXPENDITURES TO DEVELOP LICENSING AND CERTIFICATION TESTS UNDER EXISTING CONTRACTS, THE COMPANY'S CONTINGENT PAYMENT OBLIGATIONS RELATING TO THE PACE AND DRAKE ACQUISITIONS, FUTURE CAPITAL REQUIREMENTS, POTENTIAL ACQUISITIONS AND THE COMPANY'S FUTURE DEVELOPMENT PLANS ARE BASED ON CURRENT EXPECTATIONS. THESE STATEMENTS ARE FORWARD LOOKING IN NATURE AND INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY DIFFER MATERIALLY. AMONG THE FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY ARE THE FOLLOWING: CHANGES IN THE FINANCIAL RESOURCES OF THE COMPANY'S CLIENTS; TIMING AND EXTENT OF TESTING CLIENTS' CONVERSIONS TO COMPUTER-BASED TESTING; AMOUNT OF REVENUES EARNED BY THE COMPANY'S PACE AND DRAKE OPERATIONS; THE AVAILABILITY OF SUFFICIENT CAPITAL TO FINANCE THE COMPANY'S BUSINESS PLAN ON TERMS SATISFACTORY TO THE COMPANY; GENERAL BUSINESS AND ECONOMIC CONDITIONS; AND OTHER RISK FACTORS DESCRIBED IN THE COMPANY'S REPORTS FILED FROM TIME TO TIME WITH THE COMMISSION. THE COMPANY WISHES TO CAUTION READERS NOT TO PLACE UNDUE RELIANCE ON ANY SUCH FORWARD LOOKING STATEMENTS, WHICH STATEMENTS ARE MADE PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1955 AND, AS SUCH, SPEAK ONLY AS OF THE DATE MADE.


Background

     In April 1991, the Partnership acquired a computer training business from Computerland of Canada through a subsidiary, Learning Technologies of Canada, Inc. ("LTC"). In June 1992, the Partnership sold 80.1% of the stock of LTC to Computerland of Canada. Computerland of Canada purchased the remaining 19.9% of LTC's stock in connection with Sylvan's sale of the entire KEE business in 1993. The Partnership recognized a net gain of $427,000 upon the sale of 80.1% of LTC's stock in 1992, and Sylvan recognized a gain of $216,000 upon the sale of the remaining 19.9% of LTC's stock in 1993.

     During 1994, Sylvan acquired by merger all of the outstanding shares LSI and Loralex. These companies owned and operated a total of nine Sylvan Learning Centers located in the greater Philadelphia area and Southern Florida, respectively. On February 17, 1995, in exchange for 525,108 shares of Sylvan's Common Stock (having a then market value of approximately $6.0 million), Sylvan acquired READS, a Philadelphia, Pennsylvania-based contract provider of various remedial education, diagnostic and consulting services to non-public schools. Each of these acquisitions has been accounted for by Sylvan as a pooling-of-interests and, accordingly, Sylvan's financial statements have been restated for all prior periods presented to include the results of operations of LSI, Loralex and READS. In 1994, the LSI and Loralex Learning Centers generated an aggregate of $4.1 million of revenues and $834,000 of operating income. READS' revenues for 1994 totaled $7.7 million (including $2.6 million from a related not-for-profit entity) and operating income of $630,000. Effective February 28, 1995, Sylvan acquired PACE, a provider of educational services to large corporations. The acquisition was accounted for using the purchase method of accounting, and Sylvan's results of operations from March 1, 1995 include the operations of PACE. PACE had total revenues of $9.6 million and $1.4 million of operating income in 1994.

     On December 13, 1995 Sylvan consummated the purchase of privately-held Drake, a leading provider of computer-based certification, licensure and assessment testing, at which time the Company transferred an initial purchase price valued at approximately $70.0 million to the Sellers. The transaction was effective September 30, 1995. An additional amount of $8.1 million is payable to the Sellers based on the 1996 financial results of the Sylvan Prometric division. Additional consideration may be payable to the Sellers if defined future operating results of the computer-based testing business are achieved.

     Effective December 1, 1996, Sylvan acquired Wall Street Institute International B.V. and its commonly-controlled affiliates ("WSI"), a European-based franchisor and operator of learning centers that teach the English language. This transaction was accounted for using the purchase method of accounting and Sylvan's results of operations from December 1, 1996 include the operations of WSI. WSI had total revenues of $14.3 million and $4.2 million of operating income for its most recent fiscal year which ended August 31, 1996. Sylvan paid $4.9 million of the approximately $20.0 million purchase price in cash and the remainder in 714,884 shares of Sylvan common stock. Sylvan has agreed to register 209,520 of such shares under the Securities Act of 1933, as amended on April 28, 1997.

     The discussion of Sylvan's results of operations herein relates to the continuing operations of Sylvan. The results of operations discussion of PACE is included for the period from March 1, 1995. The results of operations discussion of Drake is included for the period from October 1, 1995. The results of operations discussion of WSI is included for the period December 1, 1996 through December 31, 1996.

     Sylvan generates revenues from three business segments: core educational services which primarily consist of franchise sales, royalties and Sylvan-owned Learning Center revenues; testing services, which consist of computer-based testing fees paid to Sylvan primarily by test administrators; and contract educational services, which consist of revenues attributable to providing supplemental and remedial education services to school districts and major corporations.


Results of Operations

  Comparison of results for the year ended December 31, 1996 to the year ended December 31, 1995.

     Revenues. Total revenues increased by $69.1 million, or 79%, to $157.1 million for the year ended December 31, 1996, compared to the same period in 1995. This increase resulted from higher revenues in all business segments -- core educational services, testing services and contract educational services.

     Core educational services revenues increased by $10.7 million, or 41%, to $36.8 million for 1996. Franchise royalties increased $1.9 million or 21%, for 1996. This increase in franchise royalties was due to an overall 19% increase in revenues at existing Learning Centers open for more than one year combined with a net increase of 49 new full and satellite Centers opened in 1996. A satellite Center is a center operating within an existing franchise territory.

     Franchise sales fees increased by $1.1 million, or 49%, to $3.2 million for the year ended December 31, 1996 compared to the same period in 1995. For the year ended December 31, 1996, there were four area development agreements sold for $1.7 million and 38 franchise Center licenses sold, as compared to 43 franchise Center licenses and two area development agreements sold for $550,000 in the same period in 1995.

     Revenues from Company-owned Learning Centers increased by $7.0 million, or 61%, to $18.5 million during 1996. Revenue growth related to student enrollment increases for Centers operating over 12 months as of December 31, 1996 resulted in $3.4 million, or 30%, of the increase for 1996 compared to 1995. Approximately $3.2 million of the revenue increase resulted from the acquisition of eleven centers from two franchisees. The opening of one new Center after December 31, 1995 resulted in an additional $350,000 of revenue during 1996. Product sales increased by $739,000, or 23%, to $3.9 million for 1996 resulting from overall student enrollment increases at franchised Centers.

     Contract educational services revenue increased by $6.0 million, or 22%, to $33.4 million for the year ended December 31, 1996. Revenue from public and non-public school contracts increased by $4.1 million for the year ended December 31, 1996. Revenue from PACE accounted for $1.9 million of the increase for 1996. The PACE increase results from the fact that the acquisition, accounted for as a purchase, was effective February 28, 1995, and as such the 1995 results only reflect ten months of PACE results.

     Revenue from public and non-public school contracts obtained after December 31, 1995 contributed $2.2 million to revenue for 1996. Revenue from existing public school public and non-public contracts increased by $2.8 million in 1996, primarily related to the contracts being in effect for a full year in 1996. Revenue from existing public and non-public school contracts decreased by $0.9 million in 1996 due to non-recurring revenues included in the 1995 period.

     Testing services revenue increased by $52.4 million, or 152%, to $87.0 million during the year ended December 31, 1996, compared to the year ended December 31, 1995. The significant increase in testing services revenues resulted primarily from the acquisition of Drake which provided increased revenues from information technology (IT) clients. Increased services under Educational Testing Service (ETS) contracts, including the cost-plus international contract and GRE, and other professional testing revenue increases, including the implementation of a management contract with the National Association of Securities Dealers, Inc. ("NASD"), also contributed to the increase in testing services revenues. Effective March 1, 1996, the Company entered into a management contract with the NASD to operate their testing centers delivering computer-based testing to securities brokers and dealers. The Company has a 10 year contract to provide testing for the NASD.

     Cost and Expenses. Franchise services expense increased by $0.7 million, to $6.5 million or 46% of franchise royalties and sales for the year ended December 31, 1996, compared to $5.9 million, or 52% of franchise royalties and sales for the year ended December 31, 1995. The increased margin in 1996 primarily relates to the effects of leveraging the fixed costs of supporting this line of business over a larger revenue base.

     Company-owned Learning Center expense increased by $5.7 million, to $16.1 million or 87% of Company-owned Learning Center services revenues for the year ended December 31, 1996, compared to $10.4 million, or 90% of Company-owned Learning Center services revenues for the year ended December 31, 1995. $3.1 million of the increase relates to the acquisition of 11 Learning Centers. The remaining increase in expenses were primarily advertising, labor and general overhead associated with increased Center enrollment. Expenses for Centers operating over 12 months as of December 31, 1996 accounted for $2.2 million of the increase for 1996, and represent 64% of incremental same Center revenue. The opening of one new Company-owned Learning Center since December 31, 1995 increased expenses by $375,000, or 107% of the revenue of that Center for the year ended December 31, 1996.

     Contract educational services expense increased by $4.0 million to $29.1 million, or 87% of contract educational services revenues during 1996, compared to $25.1 million, or 92% of contract educational services revenues during 1995. The decline in contract educational services expenses as a percentage of revenue resulted from increased revenues without corresponding increases in overhead. Operating expenses for Title I schools increased $2.9 million for the year ended December 31, 1996, while operating expenses for PACE accounted for $1.1 million of the increase for the same period. The PACE increase results from the fact that the acquisition, accounted for as a purchase, was effective February 28, 1995, and as such the 1995 results only reflect ten months of PACE results.

     Testing services expenses for the year ended December 31, 1996 increased by $41.2 million to $71.5 million, or 82% of total testing services revenue, compared to $30.3 million, or 88% of total testing services revenue for the year ended December 31, 1995. The increase resulted primarily from the acquisition of Drake and the increased registration and delivery costs associated with additional volume of tests. 1996 expenses include $2.4 million of amortization of contract rights related to the Drake acquisition. 1995 expenses included $4.1 million of amortization of contract rights, imputed interest and salary termination charges related to the Drake acquisition. Excluding non-recurring charges, testing services expenses as a percentage of testing services revenues increased to 79% in 1996 from 76% in 1995. The principal reasons for the percentage increase in 1996 are the full year of amortization of goodwill associated with the Drake acquisition and the partial year amortization of certain deferred contract costs and contract rights in 1996 and increased staffing levels required to meet the growth in business volumes that occurred during 1996 and expected growth in business volumes in 1997.

     General and administrative expense increased by $2.6 million to $8.8 million during 1996 from $6.2 million during 1995, but decreased as a percentage of revenues from 7% to 6%. The percentage decline resulted from increased revenues from all segments without corresponding increases in overhead. Interest expense decreased by $1.3 million to $0.5 million during 1996 from $1.8 million during 1995 due principally to the $1.1 million of interest expense imputed on the purchase of Drake discussed in the following section.


  Comparison of results for the year ended December 31, 1995 to the year ended December 31, 1994.

     Revenues. Total revenues increased by $40.8 million, or 86%, to $88.0 million for the year ended December 31, 1995, compared to the same period in 1994. This increase resulted from higher revenues in all business segments--core educational services, testing services and contract educational services.

     Core educational services revenues increased by $6.1 million, or 30%, to $26.1 million for 1995. Franchise royalties increased $1.3 million or 16%, for 1995. This increase in franchise royalties was due to a net increase of 31 new Centers in new territories and 15 new satellite Centers (Centers operating within existing franchise territories) in 1995, combined with an overall 14% increase in revenues at existing Learning Centers open for more than one year.

     Franchise sales fees increased $876,000 to $2.1 million for the year ended December 31, 1995 compared to the same period in 1994. For the year ended December 31, 1995, there were two area development agreements sold for $550,000 and 43 franchise Center licenses sold, as compared to 31 franchise Center licenses and one $117,000 area development agreement sold in the same period in 1994.

     Revenues from Company-owned Learning Centers increased $2.9 million, or 34%, to $11.5 million during 1995. The increase primarily resulted from same center revenue growth related to student enrollment increases. Product sales increased $954,000 or 43%, to $3.2 million for 1995. Approximately $338,000 of the increase in product sales was due to sales of new versions of Math and Algebra programs (which began in the second half of 1994) with the remainder resulting from overall increases in student enrollment.

     Contract educational services revenue increased by $13.8 million to $27.4 million for the year ended December 31, 1995. Revenues from public and non-public school contracts increased $5.4 million for the year ended December 31, 1995, due to $2.8 million in revenue from new public and non-public school contracts obtained after December 31, 1994, and by a $2.6 million increase in revenues from public and non-public school contracts existing in 1994 accounted for using the percentage of completion method. Revenues from PACE accounted for $8.3 million of the increase. The PACE acquisition, accounted for as a purchase, was effective February 28, 1995.

     Testing service revenues increased $20.9 million to $34.6 million for the year ended December 31, 1995. Testing services revenues accounted for approximately 39% of total revenues for the year ended December 31, 1995, compared to 29% of total revenues for the same period in 1994. Revenues from Drake, acquired as of September 30, 1995, accounted for $11.7 million of the increase and consisted primarily of revenues from information technology clients. Revenue from the ETS international contract accounted for $3.7 million of the increase resulting from the fact that the contract was in effect during the entire 1995 period, as compared to six months in 1994, as well as increasing activity in international development. During 1995, Sylvan sold the exclusive development rights for testing centers in India for $500,000 and in the Middle East for $500,000. The remaining increase in testing services revenues for the year ended December 31, 1995 was attributable to a $1.7 million increase in revenue from the NCLEX test for the licensing of registered and practical nurses, which began in April 1994, $769,000 of revenue from test development fees for ASVAB (the Armed Services Vocational Aptitude Battery tests) and other test volume increases in the GRE, PRAXIS and FAA tests.

     Cost and Expenses. Franchise services expense increased by $2.0 million, to $5.9 million or 52% of franchise royalties and sales for the year ended December 31, 1995, compared to $3.9 million, or 42% of franchise royalties and sales for the year ended December 31, 1994. The reduced margin in 1995 primarily relates to increased marketing and advertising costs incurred to produce a new national advertising campaign.

     Company-owned Learning Center expense increased $2.7 million, to $10.4 million or 90% of Company-owned Learning Center services revenues for the year ended December 31, 1995, compared to $7.7 million, or 89% of Company-owned Learning Center services revenues for the year ended December 31, 1994. The increased expenses were primarily advertising, labor and general overhead associated with increased Center enrollment.

     Contract educational services expense increased $13.2 million to $25.1 million, or 92% of contract educational services revenues during 1995, compared to $11.9 million, or 88% of contract educational services revenues during 1994. Operating expenses for public and non-public school contracts increased $5.4 million for the year ended December 31, 1995, while operating expenses for PACE accounted for $7.5 million for the same period. The increase in contract educational services expense as a percent of related revenues during the year resulted from the following three factors: (i) 1994 included consulting fee revenues of $500,000 with no associated costs; (ii) higher total cost estimates relating to contracts obtained from READS accounted for under the percentage of completion method and (iii) PACE operating margins of approximately 10% during 1995 reduced overall segment margins.

     Testing services expense for 1995 increased $16.3 million to $30.3 million, or 88% of total testing service revenues, compared to $14.0 million, or 103% of total testing services revenues for 1994. The decrease in testing services expense as a percentage of testing services revenues was attributable to several factors, including the fixed and semi-variable nature of test delivery and registration costs included in this segment. In addition, Sylvan recognized $1 million of testing revenues in the 1995 period related to the sale of exclusive development rights for testing centers in India and the Middle East and $769,000 of testing revenues related to the contract to develop the ASVAB test. These revenues have significantly higher margins than fees for test delivery and registration services. The ability of Sylvan to generate fees in the future from the sale of development rights and test development services cannot be assured.

     Testing services expenses during the fourth quarter of 1995 included amortization expense of $2.1 million related to contract rights recorded upon the acquisition of Drake, which is primarily composed of amortization related to two contracts which will be fully amortized by June 1996, and $1.1 million of non-recurring interest expense imputed on the unpaid purchase price from September 30, 1995 to December 13, 1995, the closing date for the acquisition. The Company also paid salaries to Drake employees which have been identified and notified of their termination totalling approximately $800,000 in the fourth quarter of 1995.

     General and administrative expense increased by $1.2 million to $6.2 million during 1995 from $5.0 million during 1994, but decreased as a percentage of revenues from 11% to 7%. The percentage decline resulted from increased revenues from all segments without corresponding increases in overhead. Interest expense increased by $1.2 million to $1.8 million during 1995 from $0.6 million during 1994 due principally to the $1.1 million of interest expense imputed on the purchase of Drake discussed above.

     During 1995 Sylvan recorded a non-recurring loss on impairment of assets of $3.3 million associated with the Drake acquisition. The Drake acquisition and resulting consolidation of operations resulted in the determination that certain assets in this division are not recoverable and, therefore, have been written down to their realizable value.

     During 1995 the Company reduced its valuation allowance relating to deferred income tax assets by $3.1 million. Approximately $1.1 million of this reduction was recorded through the allocation of the Drake purchase price. The remaining decrease of $2.0 million reduced the Company's effective tax rate by 54%.


Liquidity and Capital Resources

     Cash provided by operating activities was $23.3 million for the year ended December 31, 1996 as compared to cash used in operating activities of $3.0 million in the comparable period of 1995. Cash flow from operations before working capital changes increased from $14.8 million in the 1995 period to $29.2 million in the 1996 period, primarily as a result of significant overall growth in Company operations before considering non-cash charges, which primarily consist of depreciation, amortization and deferred income taxes.

     Sylvan's investment in working capital has significantly reduced cash flow, particularly as a result of the growth in accounts and notes receivable. The $9.0 million increase in accounts and notes receivable is the result of a 79% increase in revenue during 1996. Of the $9.0 million cash flow reduction attributable to an increase in accounts and notes receivable, $4.9 million is related to Sylvan's expanding testing contracts and $1.1 million is related to new and expanded public school contracts. The increase in amounts due from expanding testing contracts resulted from higher domestic testing volumes and a significant increase in billings under the international contract with ETS to establish overseas testing capacity. Payments are typically made by ETS monthly for domestic activity and quarterly for international services. Accounts receivable from public school-based programs have increased due to billings under new contracts obtained in 1996. Increases in revenue for all business segments contributed to the remaining accounts and note receivable increase of $3.0 million. Sylvan believes that uncollectible accounts receivable will not have a significant effect on future liquidity, as a significant portion of its accounts receivable are due from enterprises with substantial financial resources, such as ETS and governmental units.

     Sylvan continues to incur expenditures for additions to property and equipment, which totaled $13.3 million in the 1996 period. These additions consist primarily of furniture and equipment for general business expansion, including expenditures for new public school-based programs' classrooms and equipment needed for overseas testing centers operated by Sylvan. Under the international testing contract with ETS, Sylvan is reimbursed for overseas equipment expenditures as the equipment is depreciated. This reimbursement includes a financing charge over the reimbursement period. Sylvan may spend up to $1.8 million over the next 18 months to develop licensing and certification tests under contracts with various testing organizations.

     The increase in other investments resulted primarily from the purchase of non-voting convertible preferred stock in Jostens Learning Corporation for $21.9 million by issuance of 824,000 shares of the stock of the Company.

     The Company's accounts payable and accrued expenses have increased by $13.7 million to $26.0 million at December 31, 1996 from $12.3 million at December 31, 1995. Approximately $3.3 million of the increase relates to the 1996 acquisition of WSI, which was accounted for under the purchase method of accounting. In addition, $4.9 million of the increase relates to accrued payments due to non-affiliated testing centers as discussed in Note 2 to the 1996 audited financial statements. The remaining $5.5 million increase relates to the overall increase in expense levels due to the Company's growth. The Company's deferred revenue has increased by $2.9 million to $9.4 million at December 31, 1996 from $6.5 million at December 31, 1995. Approximately $1.6 million of the increase relates to the acquisition of WSI. The remaining increase of $1.3 million relates to the overall increase in business volumes due to the Company's growth. The noncurrent liabilities due to former shareholders of Drake and Wall Street Institute will be satisfied through issuance of common stock in 1997.

     The Company paid the NASD $4.9 million during the year ended December 31, 1996 pursuant to an agreement related to the management of the NASD testing centers and the acquisition of contract rights to provide testing based on a ten year contract with the NASD. The Company also acquired the computer equipment in the NASD testing centers.

     During the year ended December 31, 1996, the Company incurred $10.4 million in costs to obtain new contracts with certain Drake Authorized Testing Centers to deliver computer-based testing. These expenditures were recorded as deferred contract costs and are being amortized over the contract terms of three years.

     The Company has entered into a loan agreement with a bank, (hereinafter the "credit line") that provides an unsecured revolving line of credit. The credit line allows the Company to borrow a maximum of $15.0 million through the expiration date of May 31, 1998, at which time the total outstanding principal balance can be converted into a term loan, at the option of the Company. The term loan would be repaid over 24 months from the time of issuance. The credit line and the term loan both bear interest at a floating rate equal to the 30 day London Interbank Offered Rate ("LIBOR") plus 1.15% per annum. The credit line had no outstanding borrowings at December 31, 1996. During 1996 the Company repaid $3.5 million of borrowings made under a previous line of credit agreement.

     During 1996, Sylvan received $5.1 million of cash as a result of the exercise of stock options and warrants to purchase 661,700 shares of Common Stock.

     Sylvan believes that its capital resources will be sufficient over the next 12 to 24 months to fund expected expansion of its business, including working capital needs and expected investments in property and equipment.

     Sylvan continues to review other companies in the education or computer-based testing industries for potential acquisitions. Additional capital resources may be necessary to acquire and thereafter operate additional businesses.


Contingent Matters

     In connection with the PACE acquisition, Sylvan will be required to make a contingent payment equal to 6.5 times PACE's 1997 earnings before interest and income taxes ("EBIT"). If PACE's EBIT is less than $2.7 million for 1997, the PACE shareholders may elect to have the payment calculation based on EBIT for either calendar year 1998 or 1999. The contingent payment is payable partially in cash and partially in Common Stock. The amount of any contingent payment to the PACE Stockholders will be capitalized as goodwill when paid and amortized over the remaining estimated recovery period. PACE is expected to meet its cash needs from its operations. PACE provides most of its services to large corporations with favorable credit histories. PACE operations are not capital intensive and historically have generated positive cash flow from operations.

     The agreement with Drake provides for future contingent payments based on achievement of certain specified revenue targets between 1997 and 1998 (or 1999 at election of the Sellers). The contingent payment of up to $40.0 million, if earned, is payable 12.5% in cash (or more at discretion of the Company) with the remainder in shares of Common Stock. The amount of any contingent payments will be capitalized as goodwill when paid and amortized over the remaining estimated recovery period. Based on testing revenues earned by the Company in

1996, 20% of the Revenue Escrow Shares have been earned. These 357,143 Revenue Escrow Shares will be released to the sellers in April 1997. At December 31, 1996, an additional $8.1 million of goodwill which relates to the earned shares was recorded which will be amortized over the remaining life of 24 years.

Effects of Inflation

     Inflation has not had a material effect on Sylvan's revenues and income from continuing operations in the past three years. Inflation is not expected to have a material future effect.


Quarterly Fluctuations

     Sylvan's revenues and operating results have varied substantially from quarter to quarter and may continue to vary, depending upon the timing of implementation of new computer-based testing contracts and contracts funded under Title I or similar programs. Based on Sylvan's limited experience, revenues generated by computer-based testing services may vary based on the frequency or timing of delivery of individual tests and the speed of test administrators' conversion of tests to computer-based format. Revenues or profits in any period will not necessarily be indicative of results in subsequent periods.

ITEM 8.  FINANCIAL STATEMENTS

     The financial statements of the Company are included on pages 30 through 60 of the report as indicated on page 29.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in accountants, disagreements, or other events requiring reporting under this Item.

                                    PART III.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF SYLVAN LEARNING SYSTEMS, INC.

     Information required under the caption "Directors and Executive Officers of Sylvan Learning Systems, Inc." will be included in the Form 10-K/A, which will be filed by April 30, 1997.

     Information required pertaining to compliance with Section 16 (a) of the Securities and Exchange Act of 1934 under the caption "Directors and Executive Officers of Sylvan Learning Systems, Inc." will be included in the Form 10-K/A, which will be filed by April 30, 1997.


ITEM 11. EXECUTIVE COMPENSATION

     Information required under the caption "Executive Compensation" will be included in the Form 10-K/A, which will be filed by April 30, 1997.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required under the caption "Security Ownership of Certain Beneficial Owners and Management" will be included in the Form 10-K/A, which will be filed by April 30, 1997.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required is set forth under the caption "Certain Relationships and Related Transactions" will be included in the Form 10-K/A, which will be filed by April 30, 1997.


                                    PART IV.


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this report:

1.   Financial Statements

     The response to this portion of Item 14 is submitted as a separate section of this Report.

2.   Financial Statement Schedules

     Schedule II - Valuation and Qualifying Accounts

     Financial Statements and Schedules Omitted:

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are inapplicable and therefore have been omitted.

(b)  Reports on Form 8-K:

     The following reports on Forms 8-K and 8-K/A were filed by the Registrant during the fourth quarter ended December 31, 1996:

     1) Report on Form 8-K dated November 8, 1996 and amended under Form 8-K/A on December 9, 1996 relating to a Securities Purchase Agreement dated November 1, 1996 by and between Registrant and JLC Holdings, Inc., Software Systems Corp and JLC Learning Corporation.

     2) Report on Form 8-K dated November 18, 1996 relating to a complaint filed against Registrant by ACT, Inc.

3.   Exhibits

(a)  Exhibits:


         Exhibit
         Number                               Description
         ------                               -----------


          3.01      Articles of Amendment and Restatement of the Charter.(b)

          3.02      Amended and Restated Bylaws.(b)

          3.03      Amended and Restated Bylaws dated September 27, 1996.

          4.01      Specimen Common Stock Certificate.(b)

          4.02 Registration Rights Agreement dated as of January 26, 1993 by and among Sylvan KEE Systems, Inc., the holders of Junior
                    Preferred Stock and the investors listed on Exhibit A hereto.(b)

          4.03      Form of Warrant to Purchase Common Stock of Sylvan KEE
                    Systems, Inc. dated January 26, 1993.(b)

          4.04      Form of Warrant to Purchase Common Stock of Sylvan KEE
                    Systems, Inc. dated July 14, 1993.(b)

          4.05      Form of Option to Purchase Common Stock dated July 27,
                    1995.(a)

          4.06      Rights Agreement by and between Registrant and State Street
                    Bank & Trust Company dated as of October 1, 1996.(i)

          5.01      Opinion of Piper & Marbury L.L.P.(a)

          10.01 Agreement of Lease by and between Rouse & Associates-Quarry and KEE Systems, Inc. dated May 15, 1990.(b)

          10.02 Agreement of Lease by and between Rouse & Associated-Quarry and KEE Systems, Inc. dated May 6, 1990.(b)

          10.03     Lease Agreement between Harbor East Parcel G-Office, LLC and
                    Sylvan Learning Systems, Inc. dated August 24, 1995.(c)

          10.04     Master Agreement Between Educational Testing Service and
                    Sylvan Learning Systems, Inc. for Computer-Based Testing
                    Services at Sylvan Technology Centers dated September 1,
                    1993. (Portions of this document have been omitted pursuant to a request for confidential treatment.)(b)

          10.05 Term Lease Master Agreement between Sylvan Learning Systems and IBM Credit Corporation dated March 31, 1992.(b)

          10.06     Director Stock Option Plan.(b)

          10.07     Employee Stock Option Plan.(b)

          10.08     Management Stock Option Plan.(b)

          10.19     KEE, Incorporated Non-Qualified Stock Option Plan.(b)

          10.10 Sylvan Employee Confidentiality and Non-Disclosure Agreement and Covenant Not to Compete.(b)

          10.11     $2.5 Million Revolving Loan, $3.76 Million Term Loan and
                    $5.0 Million Revolving Loan with NationsBank.(d)

          10.12     Indemnification Agreement by and between Sylvan KEE Systems,
                    Tom D. Wippman and David H. Jacobson dated September 17,
                    1992.(b)

          10.13     Guaranty Agreement by Sylvan KEE Systems in favor of
                    Encyclopedia Britannica, Inc. dated October 1, 1992.(b)

          10.14     Form of Non-Competition Agreement by and between Sylvan KEE
                    Systems, Inc. and Douglas L. Becker dated January 26,
                    1993.(b)

          10.15     Certification and Testing Services Agreement by and between
                    TRO Learning, Inc. and Sylvan Learning Systems, Inc. dated
                    August 31, 1993.(b)

          10.16 Plato Educational Products Purchase and License Agreement by and between TRO Learning, Inc. and Sylvan Learning Systems,
                    Inc. dated August 31, 1993.(b)

          10.17     Form of Franchise Agreement.(b)

          10.18     Form of Technology Center Agreement.(b)

          10.19 Agreement and Plan of Reorganization dated July 14, 1994 by and between Registrant and Learning Services, Inc.(e)

          10.20 Agreement and Plan of Reorganization dated July 14, 1994 by and between Registrant and Loralex Learning, Inc.(e)

          10.21 Agreement and Plan of Reorganization dated February 17, 1995 by and between Registrant and Remedial Education and Diagnostic Services, Inc.(f)

          10.22     Agreement and Plan of Reorganization dated as of March 1,
                    1995, by and between Registrant and the PACE Group.(g)

          10.23     Agreement and Plan of Reorganization dated as of July 28,
                    1995, by and between Registrant and Drake Prometric, L.P.(h)

          10.24     Lease Agreement dated August 24, 1995, First Amendment dated
                    May 13, 1996 and Second Amendment dated November 11, 1996 by and between Registrant and Harbor East, LLC.

          10.25     Revolving Credit Note to NationsBank, N.A. dated December
                    31, 1996.

          10.26     Senior Management Option Plan dated March 29, 1996.

          10.27     Securities Purchase Agreement by and between Registrant and
                    JLC Holdings, Inc., Software Systems Corporation and JLC
                    Learning Corporation dated November 1, 1996.(j)

          11.00     Statement re: Computation of Per Share Earnings.

          21.00     Subsidiaries of the Registrant.

          23.01     Consent of Ernst & Young LLP.


(a) Incorporated by reference from the Exhibits to the Company's Registration Statement on Form S-1 dated February 26, 1996.

(b) Incorporated by reference from the Exhibits to the Company's Registration Statement on Form S-1 (Registration No. 33-69558).

(c) Incorporated by reference from the Exhibits to the Company's Registration Statement on Form S-3 as amended by a Registration Statement on Form S-1 (No. 33-97870).

(d) Incorporated by reference from the Exhibits to the Company's Quarterly Report for the Quarter ended September 30, 1995.

(e) Incorporated by reference to the Company's Current Report on Form 8-K dated July 20, 1994.

(f) Incorporated by reference to the Company's Current Report on Form 8-K dated February 27, 1995.

(g) Incorporated by reference to the Company's Current Report on Form 8-K dated May 5, 1995.

(h) Incorporated by reference to the Company's Current Report on Form 8-K dated July 21, 1995.

(i) Incorporated by reference to the Company's Current Report on Form 8-K dated September 27, 1996.

(j) Incorporated by reference to the Company's Current Report on Form 8-K dated November 1, 1996.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized on March 26, 1997.

                                             SYLVAN LEARNING SYSTEMS, INC.
                                             (Registrant)


                                             By:  /s/ R. Christopher Hoehn-Saric
                                                  ------------------------------
                                                   R. Christopher Hoehn-Saric
                                                   Chairman of the Board


            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 26, 19967

Signature                                               Capacity
---------                                               --------

/s/ R. Christopher Hoehn-Saric                          Director and Chairman of
-----------------------------------                     the Board
R. Christopher Hoehn-Saric


/s/ Douglas L. Becker                                   Secretary
-----------------------------------
Douglas L. Becker


/s/ B. Lee McGee                                        Vice President and Chief
-----------------------------------                     Financial Officer
B. Lee McGee


/s/ Donald Berlanti                                     Director
-----------------------------------
Donald Berlanti


/s/ Phillip Samper                                      Director
-----------------------------------
Phillip Samper


/s/ James H. McGuire                                    Director
-----------------------------------
James H. McGuire

Item 14 (a) (1)

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                                               Page
                                                                                                                               ----
The Company:
      Report of Independent Auditors..........................................................................................  30
      Consolidated Balance Sheets as of December 31, 1995 and December 31, 1996...............................................  31
      Consolidated Statements of Operations for the years ended December 31, 1994, 1995 and 1996..............................  33
      Consolidated Statements of Stockholders' Equity for the years ended December 31, 1994, 1995 and 1996..............................................................................................................  34
      Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1995 and 1996..............................  35
      Notes to Consolidated Financial Statements..............................................................................  36

Item 14 (a) 2 - Financial Statement Schedule:

      Schedule II - Valuation and Qualifying Accounts.........................................................................  61

                         Report of Independent Auditors


The Board of Directors and Stockholders
Sylvan Learning Systems, Inc.

We have audited the accompanying consolidated balance sheets of Sylvan Learning Systems, Inc. and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sylvan Learning Systems, Inc. and subsidiaries at December 31, 1995 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



/s/ Ernst & Young

Baltimore, Maryland
February 27, 1997

Sylvan Learning Systems, Inc. and Subsidiaries
Consolidated Balance Sheets

                                                                                              December 31,             December 31,
                                                                                                  1995                    1996
                                                                                             -------------            -------------
Assets
Current assets:
  Cash and cash equivalents                                                                  $   2,528,865            $  11,082,263
  Available-for-sale securities                                                                 30,379,065               16,298,988

  Receivables:
    Accounts receivable                                                                         20,578,345               31,518,862
    Costs and estimated earnings in excess of billings
      on uncompleted contracts                                                                   3,028,558                3,565,201
    Notes receivable                                                                             1,583,843                3,000,190
                                                                                             -------------            -------------
                                                                                                25,190,746               38,084,253
    Allowance for doubtful accounts                                                             (1,466,027)              (1,378,854)
                                                                                             -------------            -------------
                                                                                                23,724,719               36,705,399

  Inventory                                                                                      3,639,392                4,469,577
  Deferred income taxes                                                                          1,271,925                  619,553
  Prepaid expenses                                                                               1,942,806                2,643,885
                                                                                             -------------            -------------
Total current assets                                                                            63,486,772               71,819,665

Notes receivable, less current portion                                                           1,875,359                  474,043
Costs and estimated earnings in excess of billings
  on uncompleted contracts, less current portion                                                   673,181                  549,448

Property and equipment:
  Furniture and equipment                                                                       19,564,005               30,556,702
  Leasehold improvements                                                                         1,958,236                5,427,734
                                                                                             -------------            -------------
                                                                                                21,522,241               35,984,436
  Accumulated depreciation                                                                      (6,142,009)             (11,271,237)
                                                                                             -------------            -------------
                                                                                                15,380,232               24,713,199

Intangible assets:
  Goodwill                                                                                      74,653,356              103,986,427
  Contract rights                                                                                7,857,346               13,881,337
  Other                                                                                          2,451,091                2,570,091
                                                                                             -------------            -------------
                                                                                                84,961,793              120,437,855
   Accumulated amortization                                                                     (4,640,450)             (10,736,219)
                                                                                             -------------            -------------
                                                                                                80,321,343              109,701,636

Deferred contract costs, net of accumulated amortization
  of $684,177 as of December 31, 1995 and $2,066,893 as of
  December 31, 1996                                                                              2,528,029               13,230,340

Investments in affiliates                                                                          182,320                3,895,602
Other investments                                                                                  338,681               24,219,888
Other assets                                                                                       620,754                1,975,030
                                                                                             -------------            -------------
Total assets                                                                                 $ 165,406,671            $ 250,578,851
                                                                                             =============            =============

Sylvan Learning Systems, Inc. and Subsidiaries
Consolidated Balance Sheets

                                                                                             December 31,             December 31,
                                                                                                1995                       1996
                                                                                            -------------             -------------
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable and accrued expenses                                                     $  12,253,614             $  25,962,463
  Bank lines of credit                                                                          3,500,000                        --
  Current portion of long-term debt                                                             1,895,567                 2,474,607
  Billings in excess of costs and estimated earnings
    on uncompleted contracts                                                                      237,644                    65,465
  Due to former shareholders of Wall Street Institute                                                  --                 4,920,565
  Deferred revenue                                                                              6,487,134                 9,413,183
  Other current liabilities                                                                       795,967                   596,311
                                                                                            -------------             -------------
Total current liabilities                                                                      25,169,926                43,432,594

Long-term debt, less current portion                                                            2,520,512                 1,574,682
Deferred income taxes                                                                             884,612                 2,338,154
Due to former shareholders of Drake                                                                    --                 8,142,856
Due to former shareholders of Wall Street Institute                                                    --                15,150,115
Other long-term liabilities                                                                       367,790                   349,771

Commitments and contingent liabilities                                                                 --                        --

Stockholders' equity:
  Preferred stock, par value $.01 per share--authorized
    10,000,000 shares, no shares issued and
    outstanding as of December 31, 1996 and 1995                                                       --                        --
  Common stock, par value $.01 per share--authorized
    40,000,000 shares, issued and outstanding shares of
    20,930,193 as of December 31, 1995 and 22,566,215
    as of December 31, 1996                                                                       209,302                   225,662
  Additional paid-in capital                                                                  139,793,913               168,555,237
  Foreign currency translation adjustments                                                         70,000                    (4,131)
  Retained earnings (accumulated deficit)                                                      (3,609,384)               10,813,911
                                                                                            -------------             -------------
Total stockholders' equity                                                                    136,463,831               179,590,679
                                                                                            -------------             -------------


Total liabilities and stockholders' equity                                                  $ 165,406,671             $ 250,578,851
                                                                                            =============             =============


See accompanying notes.

Sylvan Learning Systems, Inc. and Subsidiaries
Consolidated Statements of Operations

                                                                                          Years Ended December,31,
                                                                        -----------------------------------------------------------
                                                                             1994                    1995                   1996
                                                                        -----------------------------------------------------------
Revenues
Franchise royalties                                                     $   7,920,666          $   9,222,996          $  11,159,986
Franchise sales fees                                                        1,255,835              2,131,990              3,183,954
Company-owned learning center services                                      8,605,254             11,520,024             18,527,854
Product sales                                                               2,233,779              3,188,181              3,927,493
Contract educational services                                              13,563,560             27,361,930             33,366,684
Testing services                                                           13,664,969             34,565,697             86,950,689
                                                                        -------------          -------------          -------------
Total revenues                                                             47,244,063             87,990,818            157,116,660

Cost and expenses
Franchise services                                                          3,840,575              5,875,095              6,531,733
Company-owned learning center expense                                       7,655,129             10,368,983             16,073,377
Cost of product sales                                                       1,758,857              2,431,156              2,951,771
Contract educational services expense                                      11,880,494             25,119,852             29,070,498
Testing services expense                                                   14,024,666             30,348,283             71,518,481
General and administrative expense                                          4,998,399              6,205,480              8,755,406
Loss on impairment of assets                                                       --              3,315,541                     --
                                                                        -------------          -------------          -------------
Total expenses                                                             44,158,120             83,664,390            134,901,266
                                                                        -------------          -------------          -------------

Operating income                                                            3,085,943              4,326,428             22,215,394

Other income (expense)
Investment and other income                                                   708,390                872,245              1,543,785
Interest expense                                                             (556,488)            (1,832,377)              (529,469)
Gain on sale of company center                                                151,214                     --                     --
Equity in net income of unconsolidated
   subsidiaries                                                                72,747                390,692                363,396
                                                                        -------------          -------------          -------------
Income before income taxes                                                  3,461,806              3,756,988             23,593,106

Income taxes                                                                  (76,249)              (209,159)            (8,850,000)
                                                                        -------------          -------------          -------------
Net income                                                              $   3,385,557          $   3,547,829          $  14,743,106
                                                                        =============          =============          =============


Earnings per common and common equivalent share                                 $0.23                  $0.22                  $0.60
                                                                        =============          =============          =============


Earnings per common share, assuming full dilution                               $0.22                  $0.21                  $0.60
                                                                        =============          =============          =============


See accompanying notes.

Sylvan Learning Systems, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity



                                                                                         Foreign       Retained
                                                                          Additional    Currency       Earnings          Total
                                                              Common       Paid-In     Translation   (Accumulated    Stockholders'
                                                              Stock        Capital     Adjustments     Deficit)         Equity
                                                             --------    ------------  -----------   ------------    ------------
Balance at January 1, 1994                                   $125,719    $ 34,382,852    $     --    $(10,537,770)   $ 23,970,801

Options and warrants exercised for purchase
     of 454,935 shares of common stock                          4,549       3,048,194                                   3,052,743
Shares of common stock issued to ETS                            1,305       1,498,695                                   1,500,000
Additional registration costs relating to 1993
     stock offering                                                           (69,950)                                    (69,950)
Distributions to shareholders of pooled entity                                                             (5,000)         (5,000)
Net income for 1994                                                                                     3,385,557       3,385,557
                                                             --------    ------------    --------    ------------    ------------

Balance at December 31, 1994                                  131,573      38,859,791          --      (7,157,213)     31,834,151

Options and warrants exercised for purchase
     of 731,871 shares of common stock                          7,319       4,210,937                                   4,218,256
Issuance of 262,446 shares of common stock in
     connection with the acquisition of PACE                    2,624       3,158,237                                   3,160,861
Issuance of 3,928,572 shares of common stock
     in connection with the acquisition of Drake               39,286      49,460,714                                  49,500,000
Issuance of 2,850,000 shares of common
     stock, net of offering costs of $3,367,266                28,500      44,104,234                                  44,132,734
Foreign currency translation adjustment                                                    70,000                          70,000
Net income for 1995                                                                                     3,547,829       3,547,829
                                                             --------    ------------    --------    ------------    ------------

Balance at December 31, 1995                                  209,302     139,793,913      70,000      (3,609,384)    136,463,831

Options and warrants exercised for purchase of 661,700
     shares of common stock, including income tax
     benefit of $1,887,006                                      6,617       6,991,426                                   6,998,043
Issuance of 824,000 shares of common stock in connection
     with the investment in Jostens Learning Corporation        8,240      21,209,760                                  21,218,000
Issuance of 116,605 shares of common stock in
     connection with other acquisitions                         1,166          27,225                    (319,811)       (291,420)
Exercise of underwriter's overallotment option to purchase
     33,750 shares of common stock in connection with 1995
     public stock offering                                        337         532,913                                     533,250
Foreign currency translation adjustment                                                   (74,131)                        (74,131)
Net income for 1996                                                                                    14,743,106      14,743,106
                                                             --------    ------------    --------    ------------    ------------

Balance at December 31, 1996                                 $225,662    $168,555,237    $ (4,131)   $ 10,813,911    $179,590,679
                                                             ========    ============    ========    ============    ============

See accompanying notes.

Sylvan Learning Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

                                                                                                      Years Ended
                                                                                                      December 31,
                                                                                ---------------------------------------------------
                                                                                      1994               1995               1996
                                                                                ---------------------------------------------------
Operating activities
Net income                                                                       $  3,385,557       $  3,547,829       $ 14,743,106
      Adjustments to reconcile net income to net cash provided by
        (used in) operating activities:
           Depreciation                                                             2,429,646          3,351,925          5,129,228
           Amortization                                                             1,000,446          4,323,351          7,478,485
           Interest imputed on purchase of Drake                                           --          1,125,000                 --
           Loss on impairment of assets                                                    --          3,315,541                 --
           Provision for doubtful accounts                                            183,628            (42,631)            55,738
           Deferred income taxes                                                           --           (387,313)         2,105,914
           Equity in net income of unconsolidated subsidiaries                        (72,747)          (390,692)          (363,396)
           Other                                                                     (268,214)                --                 --
           Changes in operating assets and liabilities:
             Accounts and notes receivable                                         (3,213,189)       (10,108,638)        (9,041,497)
             Cost and estimated earnings in excess of billings
               on uncompleted contracts                                            (2,528,600)        (1,021,779)          (412,910)
             Inventory                                                               (994,685)        (1,457,262)          (238,312)
             Prepaid expenses                                                         (57,898)        (1,359,046)          (404,354)
             Other assets                                                            (461,105)          (246,085)        (1,068,363)
             Accounts payable and accrued expenses                                   (260,876)        (3,194,458)         4,326,761
             Billings in excess of costs and estimated earnings
               on uncompleted contracts                                               262,208           (455,600)          (233,665)
             Deferred revenue and other long-term liabilities                         164,423            (39,159)         1,213,549
                                                                                 ------------       ------------       ------------

Net cash provided by (used in) operating activities                                  (431,406)        (3,039,017)        23,290,284
                                                                                 ------------       ------------       ------------

Investing activities
Change in advances to unconsolidated subsidiaries                                    (104,291)           287,970            (98,922)
Purchase of available-for-sale securities                                         (17,615,859)       (91,603,867)       (31,260,524)
Proceeds from sale of available-for-sale securities                                13,245,422         66,595,240         45,340,601
Investment in and advances to affiliates                                                   --                 --         (3,250,964)
Increase in other investments                                                              --                 --         (2,329,874)
Proceeds from sale of company-owned center                                            119,084                 --                 --
Purchase of property and equipment                                                 (7,940,669)        (4,802,278)       (13,271,749)
Refund of deposits on equipment                                                        31,104                 --                 --
Purchase of contract rights                                                                --                 --         (4,890,576)
Cash received upon acquisition of PACE                                                     --            682,411                 --
Cash received upon acquisition of Wall Street Institute                                    --                 --          2,012,565
Purchase of Drake Prometric, L. P., including direct costs of
  acquisition, net of cash acquired                                                        --        (16,979,737)                --
Cash paid for intangible assets                                                            --           (500,000)                --
Expenditures for deferred contract costs and other assets                          (1,779,011)          (801,586)        (6,941,769)
                                                                                 ------------       ------------       ------------

Net cash used in investing activities                                             (14,044,220)       (47,121,847)       (14,691,212)
                                                                                 ------------       ------------       ------------

Financing activities
Payments to stockholders                                                             (238,956)          (775,223)          (199,656)
Proceeds from exercise of options and warrants                                      2,982,794          4,218,256          5,111,037
Proceeds from issuance of common stock                                              1,500,000         44,132,734            533,250
Proceeds from issuance of long-term debt                                            4,800,000                 --                 --
Payments on long-term debt and capital lease obligations                           (2,163,581)        (2,175,695)        (1,916,174)
Proceeds from bank lines of credit                                                         --          3,500,000                 --
Payments on bank lines of credit                                                           --                 --         (3,500,000)
                                                                                 ------------       ------------       ------------

Net cash provided by financing activities                                           6,880,257         48,900,072             28,457
                                                                                 ------------       ------------       ------------

Effects of exchange rate changes on cash                                                   --             70,000            (74,131)
                                                                                 ------------       ------------       ------------

Net increase (decrease) in cash and cash equivalents                               (7,595,369)        (1,190,792)         8,553,398
Cash and cash equivalents at beginning of period                                   11,315,026          3,719,657          2,528,865
                                                                                 ------------       ------------       ------------

Cash and cash equivalents at end of period                                       $  3,719,657       $  2,528,865       $ 11,082,263
                                                                                 ============       ============       ============


See accompanying notes.

                 Sylvan Learning Systems, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements



1.   Basis of Presentation and Description of Business

Sylvan Learning Systems, Inc. and subsidiaries (the Company) is an international provider of educational and testing services. The Company conducts operations in three separate business segments - core educational services, testing services, and contract educational services. The core educational services segment designs and delivers individualized tutorial services to school-age children and adults through a network of 620 franchised and Company-owned Sylvan Learning Centers in operation in 49 states, five Canadian provinces, Hong Kong, Guam and South Korea. In addition, in December 1996 the Company acquired Wall Street Institute International, B.V. and its commonly controlled affiliates. Wall Street and its affiliates teach the English language in non-English speaking countries in Europe and Latin America through a network of over 170 franchised and company-owned centers. The Company's testing segment ("Sylvan Prometric") administers computer-based tests for major corporations, professional associations and governmental agencies through a network of certification centers which are located throughout the world. The contract educational services segment provides educational programs to employees of large corporations, and to public and non-public school districts through contracts funded by federal Title I and state-based programs.

The consolidated financial statements include the accounts of Sylvan Learning Systems, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Investments in affiliates owned more than 20%, but not in excess of 50%, and corporate joint ventures are reported using the equity method.

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates.

2.   Accounting Policies

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

                 Sylvan Learning Systems, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements



2.   Accounting Policies (continued)

Investments

Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

Inventory

Inventory, consisting primarily of computer software and educational, instructional, and marketing materials and supplies, is stated at the lower of cost (first-in, first-out) or market value.

Accounting For Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of

In 1995, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Statement prescribes the accounting for the impairment of long-lived assets, such as property and equipment and intangible assets, as well as the accounting for long-lived assets that are held for disposal. The initial adoption of this Statement in 1995 did not have a material impact on the reported results of operations of the Company.

Property and Equipment

Property and equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets.

Intangible Assets

Goodwill consists of the cost in excess of fair value of the net assets of entities acquired in purchase transactions, and is amortized over the expected periods of benefit, which range from 10 to 25 years. At December 31, 1995 and 1996, accumulated amortization of goodwill is $1,110,944 and $4,803,586, respectively.

                 Sylvan Learning Systems, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


2.   Accounting Policies (continued)

Contract rights consist of the allocated cost of acquiring computer-based testing contracts in business combinations accounted for as purchases. Contract rights are being amortized using the straight-line method over the term of the related contract, which range from three months to 10 years. At December 31, 1995 and 1996, accumulated amortization of contract rights is $2,978,112 and $5,193,199, respectively.

Deferred Contract Costs

Deferred contract costs include costs incurred to develop computer-based tests under contractual arrangements with customers. Under these arrangements, the Company incurs certain costs related to the development of new computer-based tests on behalf of the customer in return for the right to deliver the computer-based tests and collect a testing fee from either the candidate or the sponsoring organization. These costs are capitalized and amortized over the shorter of the estimated utility period of the test or the contractual period for delivery of the test.

Deferred contract costs also include payments and accruals of approximately $10,400,000 in 1996 made to non-affiliated computer-based testing centers that have entered into three-year contracts with Sylvan to deliver information technology computer-based certification tests. In accordance with the terms of these contracts, the independent testing centers have received an advance payment and will receive no additional fees upon delivery of the computer-based certification tests. These costs are being amortized over the contractual term of three years.

Revenue Recognition

Franchise sales fees relate to single-center and area franchise sales. Revenue related to these sales is recognized when all material services or conditions relating to the sales have been substantially performed or satisfied by the Company. For single-center franchise sales, the criteria for substantial performance include: (1) receipt of an executed franchise license agreement, (2) receipt of full payment of the franchise fee, (3) completion of requisite training by the franchisee or center director, and (4) completion of site selection assistance and site approval. Area franchise sales generally transfer to the licensee the right to develop and operate centers in a specified territory, primarily in a foreign country, and the Company's future obligations are insignificant. Area franchise fees are recognized upon the signing of the license agreement and the determination that (1) all material services or conditions relating to the sale have been satisfied and the fee is non-refundable, (2) a minimum payment of 50% of the fee is required within 90 days of the date of the agreement, and (3) the Company has the ability to estimate the collectibility of any unpaid amounts. Franchise sales

                 Sylvan Learning Systems, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


2.   Accounting Policies (continued)

fees not meeting the recognition criteria are recorded as deferred revenue if not refundable, or deposits from franchisees if refundable. Commissions paid on sales of franchises are recorded as a current asset until the corresponding revenue is recognized.

Fixed price contracts with school districts receiving funds under the federal Title I program and state-based programs are accounted for using the percentage-of-completion method. Income is recognized based on the percentage of contract completion determined by the total expenses incurred to date as a percentage of total estimated expenses at the completion of the contract. Total contract income is estimated as contract revenue less total estimated costs considering the most recent cost information. Revenues from cost-plus-fee contracts are recognized on the basis of costs incurred during the period plus the fee earned.

Franchise royalties are reported as revenue as the royalties are earned and become receivable, unless collection is not assured or the royalties are 90 days or more in arrears.

Revenue from the sale of products to franchisees is recognized when shipped. Testing revenues are recognized upon the completion of tests.

Stock Options Granted to Employees

The Company records compensation expense for all stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. In October 1995 the Financial Accounting Standards Board issued FASB Statement No. 123, Accounting for Stock-Based Compensation, which encourages companies to recognize expense for stock-based awards based on their estimated value on the date of grant. Statement No. 123, effective for 1996, does not require companies to change their existing accounting for stock-based awards, but if the new fair value method is not adopted, pro forma income and earnings per share data should be provided in the notes to the financial statements. The Company has disclosed in Note 13, the required pro forma information as if the fair value method had been adopted.

Foreign Currency Translation

The financial statements of certain foreign subsidiaries that are measured in local functional currencies have been translated into U.S. dollars in accordance with FASB Statement No. 52, Foreign Currency Translation. All balance sheet accounts have been translated using the rates of exchange at the balance sheet date. Results of operations have been translated using the average rates prevailing throughout the year. Translation gains or losses resulting from the changes in exchange rates from year to year, are accumulated as a separate component of stockholders' equity.

                 Sylvan Learning Systems, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


2.   Accounting Policies (continued)

The financial statements of other foreign subsidiaries, primarily those subsidiaries providing services overseas to Educational Testing Services (see
Note 17), prepare financial statements using the U.S. dollar as the functional currency. The transactions of these subsidiaries that are denominated in foreign currencies have been remeasured in U.S. dollars. Any resulting gain or loss is recorded as an adjustment of the amount due from ETS as the contract with ETS requires ETS to bear the risk of realized translation gains or losses.

Reclassifications and Stock Split

Certain amounts in the 1995 and 1994 consolidated financial statements have been reclassified to conform with the 1996 presentation.

In October 1996, the Company declared a 3-for-2 stock split of its common stock for stockholders of record on November 7, 1996. Accordingly, all share and per share data including stock option, warrant and earnings per share information have been restated in the consolidated financial statements to retroactively reflect the stock split.

3.   Acquisitions

Wall Street Institute International, B.V. and Affiliates

Effective December 1, 1996, the Company acquired substantially all of the operating net assets of Wall Street Institute International, B.V. and its commonly controlled affiliates (collectively, "WSI"). The Company and the sellers signed a definitive purchase agreement in December 1996 that provided for an effective date of the sale of December 1, 1996. The Company's control of the operations of WSI commenced at the effective date, and the Company recorded the acquisition using the purchase method of accounting on December 1, 1996. WSI is a European-based franchisor and operator of learning centers that teach the English language through a combination of computer-based and live instruction. WSI has a network of more than 170 franchised centers in operation throughout Europe and Latin America.

The purchase price of WSI consisted of cash of $4,921,000, 505,364 shares of restricted common stock valued at $9,250,000, and 209,520 shares of unrestricted common stock valued at $5,900,000. The restricted stock may not be transferred by the sellers for a period of three years, unless the Company, in its sole discretion, removes the restriction. The Company must use its best efforts to register the 209,520 shares of unrestricted common stock by April 28, 1997. In the event that the Company is unable to register the common stock by April 28, 1997, the sellers are entitled to interest calculated at an increasing rate (10% to 15%) on the initial value of the common stock until such

                 Sylvan Learning Systems, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


3.   Acquisitions (continued)

time as the unrestricted common stock is registered. If the unrestricted common stock is unregistered at any time during the period from October 28, 1997 through November 12, 1997, the sellers at their option may require the Company to repurchase the unrestricted common stock for $5,900,000, plus any unpaid interest. Of the 505,364 shares of restricted common stock issued to the sellers, 124,292 shares are held in escrow to indemnify the Company against any subsequent losses resulting from any misrepresentation or breach of certain covenants. The unrestricted common stock held in escrow will be released in varying amounts to the sellers through 2001.

In connection with the acquisition of WSI, the Company in January 1997 loaned the principal stockholder of the seller $2,500,000. The loan is due in lump sum in January 2000, and bears interest payable quarterly at the rate of prime plus one percent. The loan is secured by restricted common stock of the Company with a value of $2,500,000, adjusted annually for changes in the market price of the Company's common stock.

The Company on the closing date of the acquisition entered into option agreements to purchase two franchisees of WSI, and granted the owners of these same franchisees put rights that require, in certain circumstances and at the election by the right holders, the Company to purchase the franchisees. At the Company's option it may purchase the two franchisees at any time during the period from September 1, 2001 through September 1, 2005 for an amount equal to seven times the previous fiscal years' earnings before interest and taxes, adjusted for certain defined items. The franchisees may require the Company to purchase substantially all of their net assets during the same four-year period if defined levels of operating results are met or exceeded at the end of the most recently completed fiscal year. The purchase price is payable 10% in cash and 90% in common stock, or at the Company's option, entirely in cash.

The total purchase price of $21,071,000, including $1,000,000 of direct acquisition costs, was allocated as follows:

            Working capital                               $ 2,795,000
            Fixed assets                                    1,125,000
            Other assets                                      329,000
            Goodwill                                       19,852,000
                                                          -----------
                                                           24,101,000

            Less liabilities assumed
              Debt                                          1,417,000
              Deferred revenue                              1,613,000
                                                          -----------
                                                            3,030,000
                                                          -----------

                                                          $21,071,000
                                                          ===========

                 Sylvan Learning Systems, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements



3.   Acquisitions (continued)

Goodwill is being amortized over its estimated useful life of 25 years. The cash portion of the purchase price was recorded as a current liability at December 31, 1996, and the portion of the purchase price represented by common stock has been recorded as a noncurrent liability at December 31, 1996. Upon closing of the transaction in January 1997, the Company paid the cash portion of the purchase price to the sellers of $4,921,000 and recorded the issuance of 714,884 shares of common stock to the sellers through a reduction in the noncurrent liability of $15,150,115. In December 1996, the Company recorded $172,000 of imputed interest expense related to the acquisition.

The following unaudited pro forma summary presents the consolidated results of operations as if the WSI acquisition had occurred at the beginning of the respective periods presented, and does not purport to be indicative of what would have occurred had the acquisition been made at that date or of results which may occur in the future:

                                                         Year ended December 31,
                                                            1995          1996
                                                         -----------------------
                                                              (in thousands)
            Revenues                                     $101,130      $169,778
            Net income                                     $5,563       $16,882
            Net income per share - fully diluted            $0.32         $0.67


The PACE Group

Effective February 28, 1995, the Company purchased the assets and liabilities of The PACE Group ("PACE"), a provider of educational services to corporations. The initial consideration for the acquisition was 262,446 shares of common stock having an aggregate market value of $3,160,861. The acquisition was accounted for using the purchase method of accounting. Additional contingent consideration is payable in an amount equal to 6.5 times PACE's earnings before interest and income taxes (EBIT) in 1997, determined in accordance with generally accepted accounting principles. If EBIT is less than $2.7 million in 1997, the PACE shareholders may elect to have the payment calculation based on EBIT for either calendar year 1998 or 1999. The contingent payment is payable two-thirds in cash and one-third in shares of common stock, unless the PACE shareholders determine that a smaller cash payment is desired for their income tax purposes. The Company will record any additional consideration payable to the PACE shareholders as additional goodwill, and will amortize that amount over the remaining amortization period. At February 28, 1995, goodwill of approximately $3.5 million was recorded and is being amortized over a period of 25 years.

                 Sylvan Learning Systems, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


3.   Acquisitions (continued)

Results of operations of PACE are included in the accompanying consolidated statements of operations from March 1, 1995. For the year ended December 31, 1996, PACE EBIT was approximately $1.2 million (unaudited).

Drake Prometric, L.P.

Effective September 30, 1995, the Company acquired Drake Prometric, L.P. ("Drake"), a Minneapolis based provider of computer-based certification, licensure and assessment testing programs. As of that date, Drake had a network of 820 testing centers on six continents, 472 of which were located in North America and the remainder in 69 foreign countries.

The Company acquired Drake for an initial purchase price of $20.0 million in cash and 5,714,286 restricted shares of common stock (the "Initial Shares"). Of the Initial Shares, 1,785,714 shares (the "Revenue Escrow Shares") were placed in escrow and will be released to the sellers to the extent that certain revenue targets relating to portions of the combined computer-based testing business are achieved from 1996 through 1998. The sellers may receive up to an additional $40.0 million (payable 12.5% in cash and the balance in either cash or restricted shares of common stock, at the Company's option) to the extent other revenue targets relating to portions of the combined computer-based testing business are achieved in 1998 or 1999 (with the measuring year selected by the sellers).

The acquisition was accounted for using the purchase method of accounting. The initial purchase price consisted of the following components, totaling $70.6 million.

Cash, net of $1,125,000 of imputed interest ..................       $18,875,000
Initial Shares, excluding contingently issuable
      Revenue Escrow Shares (3,928,572 shares),
      with an estimated fair market value of
      $12.60 per share .......................................        49,500,000
Acquisition costs ............................................         1,847,227
Accrued Drake reorganization costs ...........................           422,954
                                                                     -----------
                                                                     $70,645,181
                                                                     ===========

                 Sylvan Learning Systems, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


3.   Acquisitions (continued)

The purchase price includes 714,285 shares of common stock placed in escrow to indemnify the Company for potential undisclosed liabilities, as these shares are likely to ultimately be released from escrow. The Company also accrued $422,954 of costs related to estimated Drake employee termination costs resulting from the integration of the Drake business. The purchase price was adjusted for imputed interest between the effective date and December 13, 1995, the date the Drake acquisition was consummated. This amount, calculated using a rate of 8% per annum, was $1,125,000.

Approximately $4.8 million of contract rights and $69.8 million of goodwill were recorded. The contract rights are being amortized over their respective terms, and no term exceeds five years. Goodwill is being amortized over 25 years, its estimated useful life. The Company will record the contingent consideration consisting of the 1,785,714 Revenue Escrow Shares and the additional contingent payment of up to $40.0 million when the contingencies are resolved and the additional consideration is payable. Based on testing revenues earned by the Company in 1996, 20% of the Revenue Escrow Shares have been earned. These 357,143 Revenue Escrow Shares will be released to the sellers in April 1997. At December 31, 1996, an additional $8.1 million of goodwill which relates to the earned shares was recorded which will be amortized over the remaining life of 24 years.

Remedial Education and Diagnostic Services, Inc. and READS, Inc.

On February 17, 1995, the Company acquired by merger all of the outstanding stock of Remedial Education and Diagnostic Services, Inc. and READS, Inc. (collectively, "READS") in exchange for 525,108 shares of common stock. The acquisition was accounted for as a pooling of interests and accordingly, the Company's financial statements for periods prior to the merger have been restated to include the results of operations, financial position and cash flows of READS.

READS is based in Philadelphia, Pennsylvania and provides remedial and education services, psychological, diagnostic and counseling services, career awareness training, and a variety of consulting services. Services are delivered under contracts with school districts, county-wide educational agencies and municipalities in the eastern United States.

                 Sylvan Learning Systems, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


4.   Available-For-Sale Securities

The following is a summary of available-for-sale securities (cost approximates fair value):

                                                          December 31,
                                                     1995                1996
                                                 -----------         -----------
Stock mutual fund                                $        --         $ 3,500,061
U.S. Treasury bills and
      notes                                       14,005,903           2,998,927
Municipal bonds                                   16,373,162           9,800,000
                                                 -----------         -----------

                                                 $30,379,065         $16,298,988
                                                 ===========         ===========

The Company has not had any significant realized or unrealized gains or losses on its investments during the periods presented. As of December 31, 1996, the Company has approximately $6.5 million of investments that mature in 1997, $1.8 million of investments that mature in 2004 and $8.0 million of investments that mature in 2026. These investments are classified as current as the Company expects to sell them in 1997.

5.   Acquisition of Contract Rights

In August 1996 the Company acquired the right to provide computer-based tests on behalf of the National Association of Securities Dealers, Inc. ("the NASD") for a period of ten years. In addition, Sylvan assumed certain lease obligations of approximately 50 testing centers previously operated by the NASD, and acquired equipment and leasehold improvements related to these leased centers. Sylvan paid the NASD $5,146,000 to acquire these rights and fixed assets, of which $4,871,832 was recorded as contract rights and $242,841 was recorded as fixed assets. In addition, as contemplated by the terms of the contract, the Company will incur in the first six months of 1997 an additional $1,395,000 of costs related to the acquisition of the contract rights from the NASD. The total contract rights recorded of $6,266,832 are being amortized over the contract life of 10 years using the straight-line method.

                 Sylvan Learning Systems, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


6.   Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted fixed-price contracts and cost-plus-fee contracts are as follows:

                                                                                              December 31,
                                                                   -----------------------------------------------------------------
                                                                                1995                              1996
                                                                   -------------------------------    ------------------------------
                                                                    Fixed Price      Cost-Plus-Fee     Fixed Price     Cost-Plus-Fee
                                                                     Contracts         Contracts        Contracts        Contracts
                                                                   ------------      ------------     ------------     ------------
Cost incurred on uncompleted contracts                             $ 10,108,393      $  5,199,044     $ 13,420,902     $  6,749,577
Estimated earnings                                                    2,592,135           519,265        4,788,132          916,168
                                                                   ------------      ------------     ------------     ------------
                                                                     12,700,528         5,718,309       18,209,034        7,665,745
Less: Billings to date                                               11,966,610         3,062,906       17,507,158        4,331,725
                                                                   ------------      ------------     ------------     ------------
                                                                   $    733,918      $  2,655,403     $    701,876     $  3,334,020
                                                                   ============      ============     ============     ============

Included in the accompanying consolidated balance sheets under the following captions:

Cost and estimated earnings in excess of billings
  on uncompleted contracts                                         $    922,232      $  2,106,326     $    505,787     $  3,059,414
Cost and estimated earnings in excess of billings
  on uncompleted contracts, less current portion                        124,104           549,077          274,842          274,606
Billings in excess of costs and estimated earnings
  on uncompleted contracts                                             (237,644)               --          (65,465)              --
Other long-term liabilities                                             (74,774)               --          (13,288)              --
                                                                   ------------      ------------     ------------     ------------
                                                                   $    733,918      $  2,655,403     $    701,876     $  3,334,020
                                                                   ============      ============     ============     ============


7.   Investments

Investments in Affiliates

At December 31, 1995, the Company's investments in affiliates consists of (i) a 50% interest in Sylvan National Advertising Committee, Inc. ("SNAC") in the amount of $97,266, which is engaged in purchasing advertising and marketing services for Sylvan Learning Centers, and (ii) a 34% interest in ADEPT Merger, Inc. ("ADEPT") in the amount of $85,054, a corporate joint venture formed to develop a computer-based examination for safe automobile driver certifications.

At December 31, 1996, the Company's investments in affiliates consists of a 50% interest in SNAC ($559,584), a 10% interest in Caliber Learning Network, Inc. ($2,850,964), a corporate joint venture formed to develop distance learning programs, and a 34% interest in ADEPT ($485,054).

                 Sylvan Learning Systems, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


7.   Investments (continued)

Consolidated retained earnings at December 31, 1996 includes $644,561 related to undistributed earnings of equity method investees.

Other Investments

Other investments consist of non-marketable investments in common and preferred stocks of private companies in which the Company does not exercise significant influence. These investments are carried at the lower of cost or estimated net realizable value.

At December 31, 1996, other investments consist primarily of a $21.9 million non-voting convertible preferred stock investment in Jostens Learning Corporation, a company that develops educational software products.

8.   Bank Lines of Credit

The Company has entered into a loan agreement with a bank, (hereinafter, "the credit line") that provides an unsecured revolving line of credit. The credit line allows the Company to borrow a maximum of $15.0 million through the expiration date of May 31, 1998, at which time the total outstanding principal balance can be converted into a term loan, at the option of the Company. The term loan would be repaid over 24 months from the time of issuance. The credit line and the term loan both bear interest at a floating rate equal to the 30 day London Interbank Offered Rate ("LIBOR") plus 1.15% per annum (6.68% at December 31, 1996). The balance on the credit line was $3.5 million at December 31, 1995 and no amounts were outstanding at December 31, 1996.

9.   Long-Term Debt

Long-term debt consists of the following:


                                                              December 31,
                                                            1995         1996
                                                         -----------------------
Note payable to a bank, bearing interest at 1.10%
over the LIBOR (6.63% at December 31, 1996)
The loan is payable in monthly installments of
$80,000 plus interest through May, 1999                  $3,280,000   $2,320,000

Other notes payable bearing interest
at rates ranging from 8% to 14%                           1,136,079    1,729,289
                                                         ----------   ----------
                                                         $4,416,079   $4,049,289
                                                         ==========   ==========

                 Sylvan Learning Systems, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


9.   Long-Term Debt (continued)

Future maturities of long-term debt as of December 31, 1996 are as follows:

      Years ending December 31:
               1997                                            $2,474,607
               1998                                             1,174,682
               1999                                               400,000
                                                               ----------
                                                               $4,049,289
                                                               ==========

10.  Leases

Operating Leases

The Company conducts all of its operations from leased facilities. These facilities include the Company's corporate headquarters and other office locations, warehouse space, certain testing sites, and Company-owned learning centers. The terms of these leases are five years or less, with the exception of the Company's corporate headquarters, which has a lease term of ten years, and generally contain renewal options. The Company also leases certain equipment under operating leases of 36 months or less.

Future minimum lease payments at December 31, 1996, by year and in the aggregate, under all noncancellable operating leases are as follows:

      Years ending December 31:
                1997                                          $ 5,210,839
                1998                                            4,405,175
                1999                                            3,389,597
                2000                                            2,779,558
                2001                                            2,364,000
                Thereafter                                      9,548,518
                                                              -----------
                                                              $27,697,687
                                                              ===========


Rent expense for cancelable and noncancellable leases was $5.7 million, $3.6 million and $2.3 million for the years ended December 31, 1996, 1995 and 1994, respectively.

                 Sylvan Learning Systems, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


11.  Contingencies

On November 18, 1996, ACT, Inc. filed suit against the Company alleging that the Company violated federal antitrust laws and committed various state law torts in connection with the operations of its computer-based testing operations and in obtaining a testing services contract from the NASD. The Company believes the grounds of the lawsuit are without merit and intends to defend the lawsuit vigorously. Management is unable to predict the ultimate outcome of the lawsuit, but believes that the ultimate resolution of the matter will not have a material effect on consolidated financial position.

The Company is subject to other legal actions arising in the ordinary course of its business. In management's opinion, the Company has adequate legal defenses and/or insurance coverage with respect to the eventuality of such actions and does not believe any settlement would materially affect the Company's financial position.

12.  Fair Value of Financial Instruments

The fair value of the Company's financial instruments, which consist primarily of cash and cash equivalents, accounts and notes receivable, available-for-sale investments, accounts payable, and short and long-term debt, approximate their carrying amounts reported in the consolidated balance sheets.

It was not practical to estimate the fair value of the Company's other investments because of the lack of quoted market prices of the underlying equity securities and the inability to determine fair value without incurring excessive costs. Management does not believe that the value of these investments have been impaired.

13.  Stock Options and Warrants

Stock Options

Under a non-qualified stock option plan for key employees adopted by the stockholders, the Company has outstanding stock options at December 31, 1996 to purchase 300,509 shares of common stock for $2.54 per share and options to purchase 287,947 shares of common stock for $.63 per share. All outstanding options are fully vested and expire on December 31, 1997, and no additional options may be granted under this plan

The Company also has an Employee Stock Option Plan ("the Employee Plan") which provides for the granting of stock options to purchase up to 3,200,000 shares of common stock. All options granted under the Employee Plan vest ratably over a five-year period and expire six years after date

                 Sylvan Learning Systems, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


13.  Stock Options and Warrants (continued)

of grant. At December 31, 1996, options to purchase 2,984,917 shares of common stock have been granted under the Employee Plan.

Under a Management Stock Option Plan ("Management Plan"), the Company has outstanding stock options at December 31, 1996 to purchase 163,500 shares of common stock for $11.25 per share. All outstanding options are fully vested, and expire on December 1, 2001. No additional options may be granted under the Management Plan.

In March 1996, the Company established the Senior Management Stock Option Plan ("the Senior Management Plan") to replace the Management Plan. The Senior Management Plan provides for the granting of stock options to purchase up to 2,250,000 shares of common stock. At December 31, 1996, options to purchase 1,035,000 shares of common stock have been granted under the Senior Management Plan. Options granted under this plan expire ten years after the date of grant. Of this amount, options for 165,000 shares became immediately vested, with the balance vesting ratably over three years.

In October 1993 the stockholders approved the establishment of the Director Stock Option Plan ("Director Plan") for all non-employee members of the Board of Directors. Under the Director Plan, options to purchase 172,500 shares of common stock may be issued to certain members of the Board of Directors. No individual is eligible to receive more than 33,750 options under this plan and options granted under this plan expire at varying times three months after a director ceases his term on the Board. At December 31, 1996, options to purchase 168,750 shares of common stock have been granted under the Director Stock Option Plan.

During 1995 the Board of Directors granted 37,500 options to the former shareholder of READS at an exercise price of $11.62 per share. These options vest ratably over a five-year period. In addition, an option to purchase an aggregate of 75,000 shares of common stock at an exercise price of $13.16 per share was granted in connection with the purchase of the rights to contracts to provide remedial education services to certain non-public schools under the federal Title I Program. All of these options are exercisable at December 31, 1996.

In 1994 the Company sold 130,436 shares of restricted stock and options to purchase common stock to ETS for $1.5 million. During 1995, the Company received $2.0 million of cash as a result of the exercise by ETS of options to purchase 173,913 shares of common stock. Pursuant to the initial option agreement, upon exercise of the initial option, ETS was granted an additional one-year option to purchase 121,458 shares at an exercise price of $16.47 per share. This option was exercised on October 22, 1996.

                 Sylvan Learning Systems, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


13.  Stock Options and Warrants (continued)

The following table summarizes the stock option activity of the Company.

                                                                                                                         Weighted
                                                                              Options                  Options           Average
            Outstanding                                                     Outstanding              Exercisable     Exercise Prices
            -----------                                                     -----------              -----------     ---------------
Balances at January 1, 1994                                                  2,540,465                1,115,469
Granted                                                                        484,413
Became exercisable                                                                                      515,159
Exercised                                                                     (450,147)                (450,147)
                                                                             ---------                ---------
Balance at December 31, 1994                                                 2,574,731                1,180,481
Granted                                                                        919,083
Became exercisable                                                                                      573,684
Exercised                                                                     (258,663)                (258,663)
                                                                             ---------                ---------
Balances at December 31, 1995                                                3,235,151                1,495,502            $ 7.69
Granted                                                                      1,847,875                                     $21.92
Became exercisable                                                                                      765,823
Exercised                                                                     (384,563)                (384,563)           $10.87
Forfeited                                                                      (84,450)                 (84,450)           $11.24
                                                                             ---------                ---------
Balances at December 31, 1996                                                4,614,013                1,792,312
                                                                             =========                =========

Weighted average exercise price at
December 31, 1996                                                               $13.06                    $6.67
                                                                             =========                =========



Exercise prices for options outstanding as of December 31, 1996 ranged from $0.63 to $26.67 consisting of the following ranges:


                                               Weighted                                Weighted
       Range of            Options              Average             Options             Average          Weighted Average Remaining
   Exercise Prices       Outstanding        Exercise Prices       Exercisable       Exercise Prices           Contractual Life
   ---------------       -----------        ---------------       -----------       ---------------           ----------------
 $0.63-$2.54                588,456             $1.61               588,456             $ 1.61                  1.0 years
 $5.22-$9.12              1,416,550             $6.17               786,745             $ 6.11                  3.2 years
$10.17-$17.00               764,882            $13.23               252,111             $11.31                  4.6 years
$17.00-$26.67             1,844,125            $21.92               165,000             $20.33                  8.1 years

                 Sylvan Learning Systems, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


13.  Stock Options and Warrants (continued)

Options exercised and the range of related option prices follow:

      Year ended           Options exercised          Exercise Prices Per Share
      ----------           -----------------          -------------------------
         1994                   450,147                      $0.63-$7.33
         1995                   258,663                      $0.63-$11.50
         1996                   384,563                      $0.63-$16.47

For the years ended December 31, 1995 and 1996, pro forma net income and earnings per share information required by Statement 123 has been determined as if the Company had accounted for its stock options using the fair value method. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1995 and 1996 respectively: risk-free interest rate of 6.00% and 6.00%, dividend yield of 0% and 0%, volatility factors of the expected market price of the Company's common stock of .428 and .399, and an expected life of granted options which varies from zero to five years depending upon the vesting period. The weighted-average grant-date fair value of options granted during 1996 was $8.33.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information follows:


                                                    1995                 1996
                                                 ----------          -----------
Pro forma net income                             $2,651,259          $11,885,334
                                                 ==========          ===========
Pro forma earnings per share:
     Primary                                          $0.17                $0.49
                                                      =====                =====
     Fully diluted                                    $0.16                $0.49
                                                      =====                =====

The effect of compensation expense from stock options on 1995 pro forma net income reflects only the vesting of 1995 awards. However, 1996 pro forma net income reflects the second year

                 Sylvan Learning Systems, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


13.  Stock Options and Warrants (continued)

of vesting of the 1995 awards and the first year of vesting of 1996 awards. Because the granted stock options vest over periods ranging from zero to five years, not until 2001 is the full effect of recognizing compensation expense for stock options representative of the possible effects on pro forma net income for future years.

Stock Warrants

In January 1993, the Company issued warrants to purchase 272,721 shares of Series A Convertible Preferred Stock for $4.39 per share, which approximated fair market value at the date of issuance. On December 9, 1993 in connection with the initial public offering, the warrants automatically converted into common stock warrants which allow holders to purchase 409,085 shares of common stock for $2.93 per share. During 1996 and 1995, warrants to purchase 134,499 and 235,497 shares were exercised, respectively. The remaining 39,089 warrants expire in September 1997.

The Company also issued warrants to purchase 205,167 shares of common stock for $2.93 per share to the placement agent for the January 1993 preferred stock offering. Warrants to purchase 88,182 and 100,983 shares were exercised in 1996 and 1995, respectively. The remaining 16,002 warrants expire in January 1998.

In July 1993 warrants to purchase 239,364 shares of common stock for $5.22 per share were issued in connection with a $5.0 million financing. Warrants to purchase 54,457, 136,728 and 4,788 shares of common stock were exercised in 1996, 1995 and 1994, respectively. The remaining 43,391 warrants expire in July 1998.

14.  Impairment Loss

In September 1995 the Company determined that certain assets of the testing services segment were impaired as a result of the acquisition of Drake. These assets, consisting of computer equipment, software and other assets, were impaired because of dissimilar technical requirements for Drake computer-based tests, or because their use was limited by virtue of the acquisition of similar productive assets from Drake. The amount of the impairment loss was determined by evaluating the likely sales proceeds from the disposition of the assets as compared to their book value.

                 Sylvan Learning Systems, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


15.  Income Taxes

Significant components of the provision for income taxes are as follows:

                                                   December 31,
                                      1994            1995              1996
                                  ----------------------------------------------
Current:
      Federal                     $        --      $   250,334       $ 4,991,497
      Foreign                              --          133,887           372,996
      State                            76,249          212,251         1,379,593
                                  -----------      -----------       -----------
Total current                          76,249          596,472         6,744,086

Deferred(benefit):
      Federal                              --         (300,168)        1,773,051
      State                                --          (87,145)          332,863
                                  -----------      -----------       -----------
Total deferred                             --         (387,313)        2,105,914
                                  -----------      -----------       -----------
                                  $    76,249      $   209,159       $ 8,850,000
                                  ===========      ===========       ===========

The Company uses the liability method to account for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are summarized as follows:

                 Sylvan Learning Systems, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


15.  Income Taxes (continued)

                                                           December 31,
                                                       1995            1996
                                                    -----------     -----------
Deferred tax assets:
      Net operating loss carryforwards              $ 3,288,617     $ 2,277,600
      Loss on impairment of assets                      302,729          71,601
      Deferred revenue                                  427,574         443,618
      Allowance for doubtful accounts                   163,008         301,205
      Amortization of intangible assets                 361,537         459,040
      Equity share of income from affiliates             19,499          53,841
      Inventory reserve                                  53,050          60,094
      Non-deductible reserves                                --          75,920
      Other                                               9,826         133,056
                                                    -----------     -----------
Total deferred tax assets                             4,625,840       3,875,975

Deferred tax liabilities:
      Deferred contract costs                                --       1,746,807
      Contract rights                                 1,113,887         316,619
      Depreciation                                      252,332         684,508
      Amortization of software                          202,157         175,183
      Unbilled receivables                              293,567         266,432
      Prepaid expenses                                   86,080         106,586
      Other                                              12,904          20,841
                                                    -----------     -----------
Total deferred tax liabilities                        1,960,927       3,316,976
                                                    -----------     -----------
Net future income tax benefits                        2,664,913         558,999
Valuation allowance for net deferred
      tax assets                                     (2,277,600)     (2,277,600)
                                                    -----------     -----------
Net deferred tax assets (liabilities)               $   387,313     $(1,718,601)
                                                    ===========     ===========

The net operating loss carryforwards at December 31, 1996 are related to a subsidiary of the Company, and are available only to offset future taxable income of the subsidiary. These net operating loss carryforwards will begin to expire in 2007.

The reconciliation of the reported income tax expense to the amount that would result by applying the U.S. federal statutory tax rates to income before income taxes is as follows:

                 Sylvan Learning Systems, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


15.  Income Taxes (continued)

                                                                                              Year ended December 31,
                                                                                  1994                 1995                 1996
                                                                              -----------------------------------------------------
Tax expense at U.S. statutory rate                                            $ 1,151,000          $ 1,277,000          $ 8,022,000
Permanent differences                                                                  --              828,000              813,000
State income tax expense, net of
      federal tax effect                                                          216,000              123,000            1,130,000
Reduction for income of pooled entities
      operating as S-corporations prior to date
      of merger                                                                  (357,000)                  --                   --
Tax effect of foreign income taxed at lower rate                                       --              (87,000)            (704,000)
Change in valuation allowance affecting
      tax expense                                                                (912,000)          (2,026,000)                  --
Available tax credits                                                                  --                   --             (254,000)
Other                                                                             (22,000)              94,000             (157,000)
                                                                              -----------          -----------          -----------

                                                                              $    76,000          $   209,000          $ 8,850,000
                                                                              ===========          ===========          ===========

Income before income taxes from foreign operations was $2.8 million in 1996 and $0.6 million in 1995.

16.  Earnings Per Share

Income per common and common equivalent share is based upon the average number of shares of common stock outstanding during each year, adjusted for the dilutive effect of common stock equivalents determined using the modified treasury stock method in 1994, and the treasury stock method in 1995 and 1996.

Earnings per common share, assuming full dilution, is calculated on the same basis as the previously described primary computation, except that the computations assume that the end-of-year market price of the Company's common stock (rather than the average market price during the year) is used to determine the number of shares that would be assumed to be repurchased using the treasury stock method.

As described more fully in Note 3, the Company may be required to issue additional shares of common stock in future years in connection with the acquisition of PACE. The 1995 and 1996 earnings per share calculations assume that 95,693 and 88,890 shares, respectively, are issuable upon the determination of the final purchase price. These respective amounts were calculated assuming that PACE were to achieve its respective current year operating results in the year of

                 Sylvan Learning Systems, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


16.  Earnings Per Share (continued)

determination. The calculation also assumes that net income is reduced by $171,000 and $630,000 as a result of the additional goodwill amortization that would have been recorded in 1995 and 1996, respectively, if the assumed contingent shares were issued on the date of acquisition.

The Company may also be required to issue additional shares of common stock as a result of the Drake acquisition. The 357,143 Revenue Escrow shares to be released in April 1997 (as discussed in Note 3) are considered outstanding in 1996 for primary and fully diluted earnings per share. The remaining contingent shares are not considered in the computations since the effect on earnings per share is antidilutive in 1995 and 1996 if the conditions required for issuance of the contingent shares are assumed to have been met.

                                                                                                      December 31,
                                                                                     1994                1995                1996
                                                                                  --------------------------------------------------
Per common and common equivalent share:
Weighted average number of shares of common
      stock outstanding during the period                                         13,107,967          13,718,007          21,614,816

Dilutive effect of options and warrants                                            1,763,895           1,851,103           1,379,485

Common stock contingently issuable                                                        --              95,693             446,033
                                                                                  ----------          ----------          ----------

Total common and common equivalent shares of
      stock considered outstanding during the year                                14,871,862          15,664,803          23,440,334
                                                                                  ==========          ==========          ==========

Per common share, assuming full dilution                                          15,119,015          15,971,819          23,582,023
                                                                                  ==========          ==========          ==========


17.  Major Customers and Concentration of Credit Risk

The Company has an agreement with Educational Testing Services ("ETS") to be the exclusive commercial provider of ETS computer-based tests through the year 2000. In addition, in 1994 the Company entered into a ten-year contract with ETS to provide computer-based tests internationally. The international testing contract with ETS stipulates that the Company will be compensated for its services for a fee equal to approved costs plus 10 percent, and the Company recognizes revenues accordingly. Operating costs under the contract will be paid at cost plus 10 percent on a quarterly basis by ETS. Start-up costs will be paid ratably over a period not to exceed 10 years. The Company incurs financing costs to fund the contract and ETS has agreed to reimburse these costs at the prime rate of interest. Total revenues from ETS represented approximately 12.5%, 20.5% and 21.8% of consolidated revenues for the years ended December 31, 1996, 1995 and 1994, respectively.

                 Sylvan Learning Systems, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements



17.  Major Customers and Concentration of Credit Risk (continued)

The testing business acquired upon the acquisition of Drake in September 1995 is highly concentrated with two customers. These customers contributed approximately 23% and 28% to consolidated revenues during 1996 and the fourth quarter of 1995, respectively. The Company expects the contracts with these two customers to be renewed at the expiration date of the existing contracts. The failure of these contracts to be renewed under similar terms would have a detrimental effect on future operating results and significantly impair the Company's ability to recover the remaining goodwill balance of approximately $74.0 million related to the acquisition of Drake.

Financial instruments which potentially subject the Company to credit risk are investments in available-for-sale securities, accounts receivable and notes receivable. The Company maintains an allowance for losses on receivables based on the collectibility of all amounts owed. The Company generally does not require collateral for trade receivables. Notes receivable are generally collateralized by assets of the debtors. At December 31, 1996, the Company does not have any significant concentrations of credit risk.

18.  Defined Contribution Retirement Plan

The Company sponsors a defined contribution retirement plan under section 401(k) of the Internal Revenue Code. The provisions of this plan allow for voluntary employee contributions, subject to certain annual limitations, and discretionary Company contributions which are allocated to eligible participants based upon compensation. All employees are eligible after meeting certain service requirements. The Company made no contributions to this plan in any of the periods presented.

19.  Business and Geographic Segment Information

The Company's operations are classified into three primary business segments: core educational services, contract educational services and testing services. The core educational services segment involves the design and delivery of personalized tutorial services to individuals through a network of franchised and Company-owned Sylvan Learning Centers. The contract educational services segment offers educational services under contract to public and private school districts receiving funding under the federal Title I and other education programs and provides contract educational and training services on-site to employees of large corporations. The testing services segment delivers computer-based tests both domestically and internationally.

                 Sylvan Learning Systems, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


19.  Business and Geographic Segment Information (continued)

Summarized financial information by business segment for the years ended December 31, 1994, 1995 and 1996 is as follows:

                                                                                         Year ended December 31,
                                                                          1994                     1995                     1996
                                                                     ---------------------------------------------------------------
Operating revenue:
      Core educational services                                      $  20,015,534            $  26,063,191            $  36,799,287
      Contract educational services                                     13,563,560               27,361,930               33,366,684
      Testing services                                                  13,664,969               34,565,697               85,281,600
      Other                                                                     --                       --                1,669,089
                                                                     -------------            -------------            -------------
Total revenue                                                        $  47,244,063            $  87,990,818            $ 157,116,660
                                                                     =============            =============            =============

Operating income (loss):
      Core educational services                                      $   4,849,654            $   5,299,391            $   8,064,192
      Contract educational services                                      1,207,265                1,608,245                3,081,660
      Testing services                                                  (2,970,976)              (2,581,208)              10,237,792
      Other                                                                     --                       --                  831,750
                                                                     -------------            -------------            -------------
Total operating income                                               $   3,085,943            $   4,326,428            $  22,215,394
                                                                     =============            =============            =============

Total assets:
      Core educational services                                      $   8,051,776            $  12,863,792            $  41,744,146
      Contract educational services                                      5,585,433               17,904,803               18,485,036
      Testing services                                                  17,329,631               98,200,486              127,651,141
      Other                                                                     --                       --               26,345,435
      Corporate                                                         11,531,959               36,437,590               36,353,093
                                                                     -------------            -------------            -------------
Total assets                                                         $  42,498,799            $ 165,406,671            $ 250,578,851
                                                                     =============            =============            =============

Depreciation and amortization:
      Core educational services                                      $     591,747            $     895,430            $     945,968
      Contract educational services                                        419,624                  823,742                1,082,981
      Testing services                                                   2,310,947                5,601,471                9,846,889
      Other                                                                     --                       --                   64,673
      Corporate                                                            107,774                  354,633                  667,202
                                                                     -------------            -------------            -------------
Total depreciation and amortization                                  $   3,430,092            $   7,675,276            $  12,607,713
                                                                     =============            =============            =============

Capital expenditures:
      Core educational services                                      $     809,080            $     331,022            $     888,959
      Contract educational services                                        909,900                2,338,719                2,381,177
      Testing services                                                   6,221,689                1,894,847                5,937,046
      Other                                                                     --                       --                       --
      Corporate                                                                 --                  237,690                4,064,567
                                                                     -------------            -------------            -------------
Total capital expenditures                                           $   7,940,669            $   4,802,278            $  13,271,749
                                                                     =============            =============            =============

There were no significant intersegment sales or transfers during the period. Operating income or loss by business segment excludes interest income and expense, earnings and losses on equity

                 Sylvan Learning Systems, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

19.  Business and Geographic Segment Information (continued)

investments, and investment and other income of $375,863 in 1994, ($569,440) in 1995 and $1,377,712 in 1996. Allocated corporate expenses are applied to each segment based on each segment's percentage of total revenues. Corporate assets consist principally of cash and cash equivalents, corporate property and equipment, and other assets.

The Company reports information related to geographic locations based on the location of the regional service centers, which for the years ended December 31, 1995 and 1996 is as follows:

                                                     1995               1996
                                                 ------------       ------------
Operating revenue:
           North America                         $ 77,305,710       $128,093,523
           Europe                                   7,980,827         18,804,612
           Asia/Pacific Rim                         2,704,281         10,218,525
                                                 ------------       ------------
Total revenue                                    $ 87,990,818       $157,116,660
                                                 ============       ============

Operating income:
           North America                         $  2,383,827       $ 11,122,080
           Europe                                   1,205,230          8,232,240
           Asia/Pacific Rim                           737,371          2,861,074
                                                 ------------       ------------
Total operating income                           $  4,326,428       $ 22,215,394
                                                 ============       ============

Identifiable assets:
           North America                         $155,784,373       $208,822,558
           Europe                                   7,440,001         36,563,504
           Asia/Pacific Rim                         2,182,297          5,192,789
                                                 ------------       ------------
Total identifiable assets                        $165,406,671       $250,578,851
                                                 ============       ============

There were no reportable geographic segments meeting disclosure criteria for the year ended December 31, 1994.

20.  Supplemental Cash Flow Information

Interest payments were $0.4 million, $1.8 million and $0.5 million for the years ended December 31, 1996, 1995 and 1994, respectively. The 1995 amount includes imputed interest payments of $1.1 million related to the acquisition of Drake.

Income tax payments were $4.0 million, $1.8 million and $57,000 for the years ended December 31, 1996, 1995, and 1994, respectively.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                 SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES


------------------------------------------------------------------------------------------------------------------------------------
            COL. A                                  COL. B                  COL. C                      COL. D             COL. E
------------------------------------------------------------------------------------------------------------------------------------
                                                                           ADDITIONS
                                                               -----------------------------------
                                                  BALANCE AT                                                             BALANCE AT
         DESCRIPTION                             BEGINNING OF  CHARGED TO COSTS  CHARGED TO OTHER   DEDUCTIONS-DESCRIBE    END OF
                                                   PERIOD        AND EXPENSES    ACCOUNTS-DESCRIBE                         PERIOD
------------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1996
  DEDUCTED FROM ASSET ACCOUNTS:
    ALLOWANCE FOR DOUBTFUL ACCOUNTS               $1,466,027      $  280,444        $        0        ($ 367,617)(1)      $1,378,854
    INVENTORY RESERVE                             $  132,626      $   70,000        $        0        ($  44,316)(2)      $  158,310
                                                  ----------      ----------        ----------        ----------          ----------
        TOTALS                                    $1,598,653      $  350,444        $        0        ($ 411,933)         $1,537,164
                                                  ==========      ==========        ==========        ==========          ==========

YEAR ENDED DECEMBER 31,1995
  DEDUCTED FROM ASSET ACCOUNTS:
    ALLOWANCE FOR DOUBTFUL ACCOUNTS               $  490,226      $  531,929        $  950,000(3)     ($ 506,128)(1)      $1,466,027
    INVENTORY RESERVE                             $  228,415      $   22,615        $        0        ($ 118,404)(2)      $  132,626
                                                  ----------      ----------        ----------        ----------          ----------
        TOTALS                                    $  718,641      $  554,544        $  950,000        ($ 624,532)         $1,598,653
                                                  ==========      ==========        ==========        ==========          ==========

YEAR ENDED DECEMBER 31,1994
  DEDUCTED FROM ASSET ACCOUNTS:
    ALLOWANCE FOR DOUBTFUL ACCOUNTS               $  626,643      $  158,621                          ($ 295,038)(1)      $  490,226
    INVENTORY RESERVE                             $  486,471      $   20,330                          ($ 278,386)(2)      $  228,415
                                                  ----------      ----------                          ----------          ----------
        TOTALS                                    $1,113,114      $  178,951                          ($ 573,424)         $  718,641
                                                  ==========      ==========                          ==========          ==========


(1)  REDUCTION OF RESERVE DUE TO ACTUAL ACCOUNTS RECEIVABLE WRITE OFFS.

(2) REDUCTION OF RESERVE DUE TO SALES OF RESERVED INVENTORY AND CHANGES IN ESTIMATES.

(3) REPRESENTS THE RESERVE BALANCE ACQUIRED BY THE PURCHASE OF PACE AND DRAKE DURING 1995 AS FOLLOWS:

     PACE      $200,000
     DRAKE     $750,000

                                  EXHIBIT INDEX

Exhibit
Number                             Description                                                    Page No.
------                             -----------                                                    --------

 3.03                 Amended and Restated Bylaws dated
                      September 27, 1996                                                             ___

10.24                 Lease Agreement dated August 24, 1995, First
                      Amendment dated May 13, 1996 and Second
                      Amendment dated November 11, 1996 by and
                      between Registrant and Harbor East, LLC.                                       ___

10.25                 Revolving Credit Note to NationsBank, N.A. dated
                      December 31, 1996.                                                             ___

10.26                 Senior Management Option Plan dated March 29, 1996                             ___

11.00                 Statement re: Computation of Per Share Earnings                                ___

21.00                 Subsidiaries of the Registrant.                                                ___

23.01                 Consent of Ernst & Young LLP                                                   ___
