Form 10-K/A
period 1996-12-31
SYLVAN LEARNING SYSTEMS INC
filed 1997-04-30
CIK 912766

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-K/A

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES AND EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                      OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM ________ TO _________.

                        COMMISSION FILE NUMBER 0-22844

                         SYLVAN LEARNING SYSTEMS, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             MARYLAND                                     52-1492296
    (STATE OR OTHER JURISDICTION                       (I.R.S. EMPLOYER
  OF INCORPORATION OR ORGANIZATION                    IDENTIFICATION NO.)

        1000 LANCASTER STREET,                               21202
          BALTIMORE MARYLAND                               (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (410) 843-8000

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                        NAME OF EACH EXCHANGE ON
      TITLE OF EACH CLASS                                   WHICH REGISTERED
      -------------------                               ------------------------
 Common Stock, Par Value $.01                                   NASDAQ

     Securities registered pursuant to the Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [_]

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

        Part III of the Registrant's Form 10K is hereby amended to read as follows:

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

        The executive officers and directors of Sylvan are:

          Name                                     Age                   Position
          -----                                    ---                   ---------

     R. Christopher Hoehn-Saric..................   34       Co-Chief Executive Officer
                                                             and Chairman of the Sylvan Board
     Douglas L. Becker...........................   31       Co-Chief Executive Officer, President; Secretary; Director
     B. Lee McGee................................   41       Vice President and Chief Financial Officer; Treasurer
     Steve Hoffman...............................   44       President--Sylvan Prometric Division
     Peter Cohen.................................   42       President--Learning Services Division
     Paula Singer................................   42       President--Contract Educational Services Division
     Donald V. Berlanti (1)(2)...................   59       Director
     Nancy A. Cole...............................   54       Director
     J. Phillip Samper (2).......................   62       Director
     James H. McGuire(1).........................   53       Director
     R. William Pollock..........................   68       Director

___________
(1)  Member of the Audit Committee
(2)  Member of the Compensation Committee

        The following table presents information concerning the Sylvan Directors and Executive Officers.


                                  PRINCIPAL OCCUPATION, DIRECTORSHIPS WITH
     NAME AND AGE                 PUBLIC COMPANIES, AND OTHER INFORMATION
--------------------------------------------------------------------------------
R. Christopher Hoehn-Saric   Mr. Hoehn-Saric has served as Chief Executive
(34)                         Officer since April 1993 and was President of
                             Sylvan from 1988 until 1993. He has been a Director
                             of Sylvan since 1986. He is a principal in Sterling
                             and was a co-founder of Health Management
                             Corporation, a health services company. Before
                             becoming Sylvan's President, Mr. Hoehn-Saric was
                             involved in Sterling's acquisition of several
                             distribution, broadcasting and photography
                             businesses.

Douglas L. Becker (31)       Mr. Becker has been President of Sylvan since April
                             1993. From February 1991 until April 1993, Mr.
                             Becker was the Chief Executive Officer of the
                             Sylvan Learning Center Division of Sylvan. He has
                             been a Director of Sylvan since 1986. Mr. Becker
                             was a co-founder of Health Management Corporation
                             and is a co-founder of Sterling Capital, Ltd.
                             ("Sterling"), the investment partnership that led
                             the acquisition of KEE Incorporated (the
                             Predecessor of Sylvan) in December 1986. From
                             January 1987 to February 1991, Mr. Becker directed
                             KEE's marketing and sales.

Nancy A. Cole (54)           Ms. Cole has been employed by Educational Testing
                             Service ("ETS") since 1989, serving as President
                             since 1994 and previously as Executive Vice
                             President overseeing the program administration
                             process for ETS. Ms. Cole currently is on the ETS
                             Board of Trustees. Prior to joining ETS, Ms. Cole
                             served for four years as Dean of Education and
                             Professor at the University of Illinois at Urbana-
                             Champaign. Ms. Cole's background includes
                             previously serving as a member of the Graduate
                             Record Examination Board and as a member of the
                             College Board's SAT committee.

R. William Pollock (68)      Mr. Pollock has been a Director of the Company
                             since December 1995. Mr. Pollock serves as the
                             Chairman of the Board of Drake Holdings Limited, a
                             company which owns interest in various businesses
                             throughout the world and also serves as a director
                             of Medox Limited.

Donald V. Berlanti (59)      Mr. Berlanti has been a Director of Sylvan since
                             1987. Since 1975, Mr. Berlanti has been involved in
                             the ownership and management of several businesses,
                             including radio stations, a chain of convenience
                             and greeting card stores and real estate
                             development companies. Mr. Berlanti is the sole
                             general partner of Quince Associates Limited
                             Partnership, a stockholder of Sylvan.

J. Phillip Samper (62)       Mr. Samper has been a Director of Sylvan since
                             1993. Mr. Samper currently serves as Chief
                             Executive Officer and Chairman of the Board of Cray
                             Research, Inc. Mr. Samper served as President of
                             Sun Microsystems, Inc. from 1994 to 1995, and as
                             President and Chief Executive Officer of Kinder-
                             Care Learning Centers, Inc. during 1990 and as Vice
                             Chairman of Eastman Kodak Company from 1986 to
                             1989. Mr. Samper is also a director of Armstrong
                             World Industries, Inc. and the Interpublic Group of
                             Companies.

James H. McGuire (53)        Mr. McGuire has been a Director of the Company
                             since December 1995. Mr. McGuire serves as
                             President of NJK Holding Company, which controls
                             the interests of Nasser J. Kazeminy (one of the
                             prior owners of Drake Prometric, L.P., now owned by
                             the Company) in various businesses throughout the
                             country. Mr. McGuire also serves as a director of
                             Green Isle Environmental Services, Inc.


     B. Lee McGee. Mr. McGee has been Chief Financial Officer of Sylvan or its predecessor entities since 1987. Prior to that time, he held various positions with Kinder-Care Learning Centers, Inc.

     Paula Singer. Ms. Singer has been the President of the Contract Educational Services Division since November 1996. Previously she served as Vice President of the Division since 1993. Prior to joining Sylvan, Ms. Singer held positions as General Manager of American Learning, Inc. and Vice President Learning Corporation.

     Steven Hoffman. Mr. Hoffman has been the President of Sylvan Prometric since September 1996. Prior to joining Sylvan was the Vice President of Operations for the Computer Task Group, a consulting and outsourcing firm serving the IT industry. Prior to that he held various positions for International Business Machines, Corp.

     Peter Cohen. Mr. Cohen has been the President of the Learning Services Division since August, 1996. Prior to joining Sylvan, he was the CEO of The Pet Practice, an 85 hospital veterinary business. He also served as Vice President of Sales for National Media Corporation and Senior Vice President of Corporate Operations for Nutri system Weight Loss Centers.

     There are no family relationships among any of the executive officers or Directors of Sylvan. Executive officers of Sylvan are elected by the Sylvan Board on an annual basis and serve at the discretion of the Sylvan Board.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS

     Compensation of Executive Officers. The following table shows for the years ended December 31, 1996, 1995 and 1994, compensation paid by Sylvan, including salary, bonuses, stock options, and certain other compensation, to its Co-Chief Executive Officers and each of its four other most highly compensated executive officers at December 31, 1996 (the "Named Executive Officers"):

     SUMMARY COMPENSATION TABLE
                                                                                             Long-Term            All
                                                                                            Compensation         Other
                                                   Annual Compensation                         Awards        Compensation
                                   -----------------------------------------------------    ------------    --------------
Name and                            Year      Salary      Bonus         Other Annual
Principal Position                              $           $        $Compensation/(1)/      Options(#)
------------------                 ------    --------    -------    --------------------    ------------
R. Christopher Hoehn-Saric,         1996      225,000    112,500            6,600                  --             --
Chairman of the Board and           1995      200,000    112,500            6,600             465,000(3)          --
Co-Chief Executive Officer          1994      200,000     90,400            5,500              70,500             --

Douglas L. Becker,                  1996      225,000    112,500            6,600                  --             --
President, Co-Chief Executive       1995      200,000    112,500            6,600             465,000(3)          --
Officer and Director                1994      200,000     90,400            5,500              70,500             --

B. Lee McGee,                       1996      150,000     75,000            6,600                  --             --
Senior Vice President and           1995      120,000     75,000            6,600             105,000(3)          --
Chief Financial Officer             1994      120,000     62,640            6,600              22,500             --

Steven Hoffman,                     1996       57,211     58,000           15,058             112,500             --
President--                         1995           --         --               --                  --             --
Sylvan Prometric Division(2)        1994           --         --               --                  --             --

Peter Cohen,                        1996       64,211     28,000            6,540             112,500             --
President--                         1995           --         --               --                  --             --
Learning Services Division(2)       1994           --         --               --                  --             --

Paula Singer,                       1996      115,209     40,350            6,600              18,750             --
President--Contract                 1995       96,875      5,704            6,600                  --             --
Educational Services Division       1994       92,000      6,900            6,600                  --             --

---------------------
(1) The amounts in this column represent automobile allowances and moving expense reimbursement for Messrs. Hoffman and Cohen.

(2) Mr. Hoffman was hired on September 16, 1996. Mr. Cohen was hired on August 22, 1996.

(3) These options were granted in early 1996 as part of the Named Executive Officer's 1995 compensation package.

     Option Grants in Last Fiscal Year. The following table sets forth certain information relating to options granted to the Named Executive Officers to purchase shares of Sylvan Common Stock during 1996.

                               Individual Grants

                                         Percent of                                           Potential Realized Value at
                                        Total Options                                        Assumed Annual Rates of Stock
                                         Granted To      Exercise or                         Price Appreciation for Option
                             Options     Employees in     Base Price      Expiration                     Term
                                                                                             ------------------------------
 Name                        Granted     Fiscal Year      Per Share          Date                 5%              10%
------                       -------    -------------    -----------    --------------       -------------   --------------
R. Christopher Hoehn-Saric   465,000         25%           $20.33       March 29, 2006       $5,947,350(1)   $15,066,000(1)

Douglas L. Becker            465,000         25%           $20.33       March 29, 2006       $5,947,350(1)   $15,066,000(1)

B. Lee McGee                 105,000          6%           $20.33       March 29, 2006       $1,342,950(1)   $ 3,402,000(1)

Steven Hoffman               112,500          6%           $24.00       September 16, 2002   $  918,000(2)   $ 2,083,500(2)

Peter Cohen                  112,500          6%           $24.00       August 22, 2002      $  918,000(2)   $ 2,083,500(2)

Paula Singer                  18,750          1%           $25.13       December 18, 2002    $  160,313(3)   $   363,563(3)

---------------------
(1) The assumed annual rates of appreciation of five and ten percent would result in the price of Sylvan's stock increasing to $33.12 and $52.73, respectively. The options expire ten years from date of grant.

(2) The assumed annual rates of appreciation of five and ten percent would result in the price of Sylvan's stock increasing to $32.16 and $42.52, respectively. The options expire six years from date of grant.

(3) The assumed annual rates of appreciation of five and ten percent would result in the price of Sylvan's stock increasing to $33.68 and $44.52, respectively. The options expire six years from date of grant.

          Over the last two years, the market price of Sylvan's stock has increased at a compounded annual rate of 48.54%.

          The 5% and 10% assumed annual rates of stock price appreciation used to calculate potential gains to optionees are mandated by the rules of the Securities and Exchange Commission.

          Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values. The following table sets forth certain information concerning the exercise of stock options, the number of unexercised options and the value of unexercised options at the end of 1996, for the Named Executive Officers. Value is considered to be, in the case of exercised options, the difference between exercise price and market price on the date of exercise, and, in the case of unexercised options and exercisable options, the difference between exercise price and market price at December 31, 1996.

                                                                   Number of Securities
                                                                       Underlying              Value of Unexercised
                              Shares Acquired      Value        Exercisable/Unexercisable      In-the-Money Options
           Name                Upon Exercise      Realized      Options at Year-End/(1)/         at Year-End/(1)/
--------------------------    ---------------    ----------    ---------------------------    ----------------------
                                                                       504,095(E)                 $10,229,288(E)
R. Christopher Hoehn-Saric           0               --                570,000(U)                 $ 7,186,800(U)

                                                                       504,095(E)                 $10,229,288(E)
Douglas L. Becker                    0               --                570,000(U)                 $ 7,186,800(U)

                                                                        69,450(E)                 $ 1,254,471(E)
B. Lee McGee                         0               --                112,500(U)                 $ 1,259,100(U)

                                                                          --  (E)                        --  (E)
Steven Hoffman                       0               --                112,500(U)                 $   412,875(U)

                                                                          --  (E)                        --  (E)
Peter Cohen                          0               --                112,500(U)                 $   506,250(U)

                                                                        28,500(E)                 $   663,480(E)
Paula Singer                         0               --                 41,250(U)                 $   586,988(U)

---------------------
(1)    (E) = Exercisable; (U) = Unexercisable.

       Compensation Committee Report.


          Introduction. The Compensation Committee consists of two outside directors, none of whom has ever been an officer or employee of the Company.
The function of the Compensation Committee is to recommend to the Board of Directors policies regarding the Company's compensation of, and to recommend specific compensation for, the Company's executive officers. The Compensation Committee's responsibilities also include administering the Company's stock option plans and making decisions regarding option grants to officers and other key employees. The Committee also periodically reviews the Company's employee benefit plans that are intended to qualify under Section 401 of the Internal Revenue Code to determine whether any changes to those plans may be appropriate. The Compensation Committee meets at least once a year to review management performance and compensation and to recommend to the Board bonuses and option grants for current personnel. The Compensation Committee also meets on an as-needed basis to recommend compensation for newly created or expanded executive positions.

          In February 1996, the Committee engaged an independent management consulting firm to review the compensation of the Company's Co-CEOs and to advise the Committee as to the appropriate level of base salary, short term and long term incentive compensation, based on comparable public companies' plans and the consultants' experience in assisting public companies to establish management compensation plans.

          Compensation Philosophy and Approach. The principal elements of the Company's Executive Compensation Program consist of both annual and long-term compensation, including base salary and annual incentive cash bonuses and, at appropriate times, long-term incentive compensation in the form of stock options. The Committee has put primary emphasis on long-term incentive stock options based upon their belief that the Co-CEOs should have a significant portion of their compensation contingent upon increases in the market price of the Company's Common Stock. Aided by the review by the management consulting firm, the Compensation Committee continues to believe that this approach and philosophy is appropriate.

          Base Salaries. The Company's executive officer base salary levels are submitted for approval by the Board based on the Compensation Committee recommendations. In establishing compensation for the Company's executive officers, the Compensation Committee utilized recommendations of the management consulting firm. Based on the management consulting firm's analysis of executive compensation the salaries of the Co-CEOs was $250,000 in 1996.

          Annual Incentive Cash Bonus. In addition to base salaries, executive officers of the Company are eligible to receive annual cash bonuses, at the discretion of the Board of Directors. Cash bonuses are determined on the basis of (a) the overall financial performance of the Company, and (b) annual personal performance objectives for each officer, established by the Compensation Committee at the beginning of the year.

          Long-term Incentive Stock Options. Options are granted to executive officers and other key employees whom the Compensation Committee determines to be essential to the future growth and profitability of the Company. Based upon performance criteria similar to those applicable to the cash bonus payment, the Compensation Committee determines the employees to whom options will be granted, the number of shares covered by each grant, the exercise price and vesting period for each grant. The Compensation Committee typically grants stock options with relatively long vesting periods, creating strong incentives for recipients of stock option grants to remain in the employ of the Company.

          Messrs. Hoehn-Saric and Becker, the Co-Chief Executive Officers and Mr. McGee, the Chief Financial Officer, have been entitled to annual stock option grants under the Company's 1993 Management Stock Option Plan based on the Company's performance as compared to profitability targets established by the Compensation Committee and received grants in 1996 from the shareholder approved 1996 Senior Management Plan. No additional options have been granted from this plan to date.

          Equity Position in Caliber Learning Network, Inc. In July of 1996 the Board of Directors approved the formation of an entity to pursue an opportunity identified by Senior Management for establishing an international distribution network of adult professional education services. The Board considered many options for how to best structure the entity needed to pursue this opportunity. Aided by the review of the independent management consulting firm of the Co-CEOs' compensation it was concluded that the Co-CEOs receive an equity ownership of 35% (17.5% each) of the entity as part of their overall compensation package. Subsequently, the Board and Co-CEOs concluded that securing a strategic partner for pursuing this opportunity was critical. In October 1996, Caliber Learning Network, Inc. was established with MCI as the strategic partner and investor. The Co-CEOs' equity ownership was diluted based on MCI's investment to 28% (14% each) in October 1996. Messrs. Becker and Hoehn-Saric receive no additional compensation as members of Caliber's board or for their executive position in Caliber.

          CEO's and President's Compensation. Mr. Hoehn-Saric has served as Chief Executive Officer and Chairman of the Board since April 1993, and served as President from 1988 to 1993. Mr. Becker has served as President of the Company since April 1993, and served as CEO of the Sylvan Learning Center division of the Company from February 1991 to April 1993. In December 1995, Mr. Becker was named Co-Chief Executive Officer of the Company and continues to serve as President of the Company.

          Messrs. Becker and Hoehn-Saric executed employment agreements in 1996 with initial terms ending December 31, 1998.

          Messrs. Hoehn-Saric and Becker, the Co-Chief Executive Officers, may earn incentive cash bonuses based on the Company's actual annual financial performance as compared to the annual operating budget and the accomplishment of specific objectives established at the beginning of the year by the Compensation Committee. Financial performance accounts for 80% of the potential bonus and the remaining 20% is based on the subjective determination by the Committee as to accomplishment of the specific objectives. A financial performance bonus may be paid if at least 80% of the financial performance objectives are achieved but is reduced from the target bonus amount by a formula based on the percentage of the financial performance objectives that are actually achieved. A bonus of up to 150% of the target bonus amount can be earned if actual financial performance results were 200% of the objectives.

          In April 1997, the Compensation Committee recommended, and the Board of Directors approved, cash bonuses for Messrs. Hoehn-Saric and Becker of $112,500 each. These bonuses were based on financial performance and accomplishment of specific objectives in 1996 as described above.

                                        Mr. J. Phillip Samper
                                        Mr. Donald V. Berlanti - Chairman

     Stock Performance Table

                COMPARISON OF 36 MONTH CUMULATIVE TOTAL RETURN*
     AMONG SYLVAN LEARNING SYSTEMS, INC., THE NASDAQ STOCK MARKET-US INDEX
                               AND A PEER GROUP

                        12/09/93      12/93        12/94      12/95   12/96
Sylvan Learning
 Systems, Inc.            100          117          168       253      364

Peer Group                100          99           78        113      187

Nasdaq Stock Market-US    100          102          100       141      173

* $100 INVESTED ON 12/09/93 IN STOCK OR INDEX-
  INCLUDING REINVESTMENT OF DIVIDENDS.
  FISCAL YEAR ENDING DECEMBER 31.

INFORMATION REGARDING THE SYLVAN BOARD, COMMITTEES AND REMUNERATION

     During calendar year 1996, there were seven meetings of the Board of Directors of Sylvan. Each director attended at least 80% of the combined total number of meetings of the Board and Board committees of which he was a member except for Richard P. Campbell who attended two meetings prior to his resignation. The Sylvan Board has an Audit Committee and a Compensation Committee.

     The Audit Committee meets with Sylvan's independent accountants to review whether satisfactory accounting procedures are being followed by Sylvan and whether its internal accounting controls are adequate, to monitor non-audit services performed by the independent accountants and review fees charged by the independent accountants. The Audit Committee also recommends to the Board of Directors the selection of independent accountants. During 1996, non-employee directors, Richard P. Campbell, Jr., G. Cook Jordan, Jr. and Patrick A. Hopf, were the members of the Audit Committee. Messrs. Berlanti and McGuire replaced Messrs. Campbell and Jordan upon their resignations from the Sylvan Board during 1996. There were three meetings of the Committee during fiscal year 1996.

     The Compensation Committee establishes the compensation for executive officers of Sylvan and generally reviews benefits and compensation for all officers and employees. It also administers Sylvan's stock option plans.
During 1996, non-employee directors, Richard P. Campbell, Jr., J. Phillip Samper, and Donald V. Berlanti, were the members of the Compensation Committee, which met on two occasions. The report of the Compensation Committee required by the rules of the Securities and Exchange Commission (SEC) is included in this Form 10-K/A.

     Directors who are not employees of Sylvan receive options to purchase common stock of the Company under the 1993 Director Stock Option Plan. Otherwise, directors do not receive compensation for service on the Sylvan Board or any committee thereof, but are reimbursed for their out-of-pocket expenses in connection with attending meetings. Under the 1993 Director Stock Option Plan, each non-employee director, upon appointment, election, or re-election to the Sylvan Board, and who continues to serve on the Sylvan Board as of the date of an annual meeting at which directors are elected or re-elected, is granted an option to purchase 11,250 shares of Sylvan Common Stock at an exercise price equal to the fair market value of the stock on the date of the grant. In 1996, no options were granted under this plan, and no options are available for grant. No director shall receive an option to purchase more than 11,250 shares in any calendar year, and no director shall be granted options to purchase more than 33,750 shares in total under the plan.

     All officers have made timely filings of all change in beneficial ownership declarations required by the SEC during the year ended December 31, 1996.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

     None of the directors serving on the Compensation Committee are employees of Sylvan, and neither the Chief Executive Officer nor any of the named Executive Officers have served on the Compensation Committee. No director or executive officer of Sylvan is a director or executive officer of any other corporation that has a director or executive officer who is also a director or board committee member of Sylvan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, DIRECTORS AND MANAGEMENT

     The following table sets forth information regarding the beneficial ownership of Sylvan Common Stock as of March 17, 1997 by (i) each person who owns beneficially more than 5% of Sylvan Common Stock, (ii) each of the director nominees and directors of Sylvan, (iii) the Co-Chief Executive Officers and each of the Named Executive Officers, and (iv) all directors and executive officers as a group. Unless otherwise indicated, the named persons exercise sole voting and investment power over the shares that are shown as beneficially owned by them.

                                                 SHARES BENEFICIALLY OWNED
                                                 -------------------------
                  NAME                           NUMBER           PERCENT
                 -----                           ------           --------
Donald V. Berlanti (1).......................... 1,435,319          5.8%
Douglas L. Becker (2)(3)(4)..................... 2,184,564          8.6%
R. Christopher Hoehn-Saric (2)(3)(4)............ 2,191,941          8.6%
J. Phillip Samper...............................    41,536            *
Nancy A. Cole (6)...............................        --            *
R. William Pollock (5).......................... 3,485,715         14.2%
Nasser J. Kazeminy (5).......................... 2,223,776          9.1%
James H. McGuire................................        --            *
B. Lee McGee (2)................................   181,950            *
Steven Hoffman (2)..............................   120,700            *
Paula Singer (2)................................    69,750            *
Peter Cohen (2).................................   112,500            *
T. Rowe Price (7)............................... 1,365,751          5.6%
Denver Investment Partners (8).................. 1,738,949          7.1%
All directors and executive officers as          7,707,366         31.2%
 a group (11 persons)

_____________
* Represents beneficial ownership of not more than one percent of the outstanding Sylvan Common Stock.

(1) The address of this holder is 145 Barranca Road, Santa Fe, New Mexico 87501. Includes shares held by Quince Associates Limited Partnership, of which Mr. Berlanti is sole general partner, and shares held by trusts for the benefit of Mr. Berlanti's children for which Mr. Berlanti serves as trustee. Includes options and warrants to purchase 189,542 shares. Also included are shares held by trusts for the benefit of Richard and Don Berlanti's children for which Richard Berlanti, Don Berlanti's brother, is trustee.

(2) The address of Ms. Singer and Messrs. Becker, Hoehn-Saric, McGee, Hoffman and Cohen is 1000 Lancaster Street, Baltimore, Maryland 21202.

(3) Includes options and warrants to purchase 1,024,095 shares.

(4) Includes the 810,961 shares issued to Messrs. Kazeminy and Pollock in connection with Sylvan's acquisition of Drake Prometric, L.P. in December 1995 and subject to a Voting Trust Agreement pursuant to which Messrs. Becker and Hoehn-Saric are voting trustees.

(5) Includes the shares subject to the Voting Trust Agreement (see note 4 above).

(6) Ms. Cole is the President of ETS and serves on its Board of Trustees. ETS owns 425,810 shares of stock in the Company, as to which Ms. Cole disclaims beneficial ownership.

(7) T. Rowe Price exercises sole voting and investment power over 198,901 of the 1,365,751 shares held.

(8) Denver Investment Partners exercises sole voting and investment power over 1,098,250 of the 1,738,949 shares held.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Ms. Nancy Cole, director, is the President of Educational Testing Service and serves on its Board of Trustees. Educational Testing Service owns 425,810 shares of stock in Sylvan Learning Systems, Inc. In the ordinary course of its business, the Company entered into both a domestic and international contract with Educational Testing Service for the delivery of testing domestically and delivery and development of a testing network internationally. The Company generated $19.6 million, $17.3 million and $10.3 million revenues in calendar year 1996, 1995, and 1994 respectively, from these ETS contracts.

     In July of 1996 the Board of Directors approved the formation of an entity to pursue an opportunity identified by Senior Management for establishing an international distribution network of adult professional education services. The Board considered many options for how to best structure the entity needed to pursue this opportunity. Aided by the review of the independent management consulting firm of the Co-CEOs' compensation it was concluded that the Co-CEOs receive an equity ownership of 35% (17.5% each) of the entity as part of their overall compensation package. Subsequently, the Board and Co-CEOs concluded that securing a strategic partner for pursuing this opportunity was critical. In October 1996, Caliber Learning Network, Inc. was established with MCI as the strategic partner and investor. The Co-CEOs' equity ownership was diluted based on MCI's investment to 28% (14% each) in October 1996. Messrs. Becker and Hoehn-Saric receive no additional compensation as members of Caliber's board or for their executive position in Caliber.

                                  SIGNATURES

     PURSUANT TO REQUIREMENTS OF SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF OF THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON APRIL 29, 1997.

                                 SYLVAN LEARNING SYSTEMS, INC. (REGISTRANT)


                                 By:   /s/  R. CHRISTOPHER HOEHN-SARIC
                                       -----------------------------------
                                            R. CHRISTOPHER HOEHN-SARIC
                                               CHAIRMAN OF THE BOARD

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES ON APRIL 29, 1997.


                 SIGNATURE                          CAPACITY
                 ---------                          --------

      /s/  R. Christopher Hoehn-Saric      Director and Chairman of the Board
----------------------------------------
           R. CHRISTOPHER HOEHN-SARIC


        /s/  Douglas L. Becker             Secretary
----------------------------------------
             DOUGLAS L. BECKER


          /s/  B. Lee McGee                Vice President and Chief Financial
----------------------------------------     Officer
               B. LEE MCGEE


       /s/  Donald Berlanti                Director
----------------------------------------
            DONALD BERLANTI


        /s/  Phillip Samper                Director
----------------------------------------
             PHILLIP SAMPER


       /s/  James H. McGuire                Director
----------------------------------------
            JAMES H. MCGUIRE