Form 10-Q
period 1997-03-31
SYLVAN LEARNING SYSTEMS INC
filed 1997-05-15
CIK 912766

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q



[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarter ended MARCH 31, 1997 or
                                                --------------

[ ]  Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from           to
                                                         ----------  ----------
                 COMMISSION FILE NUMBER   0-22844
                                       --------------


                         SYLVAN LEARNING SYSTEMS, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                    MARYLAND                       52-1492296
           -------------------------------     -------------------
           (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER
           INCORPORATION OR ORGANIZATION)      IDENTIFICATION NO.)


       1000 LANCASTER STREET, BALTIMORE, MARYLAND           21202
       ------------------------------------------         ----------
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)          (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (410)843-8000
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

The registrant had 23,579,707 shares of Common Stock outstanding as of April 30, 1997.

                         SYLVAN LEARNING SYSTEMS, INC.
                         -----------------------------


                                     INDEX
                                     -----

                                                                       PAGE NO.
                                                                       --------
PART I. - FINANCIAL INFORMATION


     Item 1.  Financial Statements (Unaudited)

               Balance Sheets - December 31, 1996 and
                March 31, 1997...........................................  3

               Statements of Income - Three months ended
                March 31, 1996, three months ended March 31, 1997........  5

               Statements of Cash Flows - Three months ended
                March 31, 1996, three months ended March 31, 1997........  6

               Notes to Unaudited Financial Statements - March 31, 1997..  7

     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations....................... 10

PART II. - OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K........................... 15


            SIGNATURES................................................... 15

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
------------------------------

Sylvan Learning Systems, Inc. and Subsidiaries
Consolidated Balance Sheets
($ in thousands)

                                                                December 31,             March 31,
                                                                   1996                    1997
                                                               --------------           -----------
                                                                                        (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                           $11,082               $11,902
  Available-for-sale securities                                        16,299                10,081

  Receivables:
    Accounts receivable                                                31,519                34,389
    Costs and estimated earnings in excess of billings
      on uncompleted contracts                                          3,565                 3,228
    Notes receivable                                                    3,000                 4,417
                                                                     --------              --------
                                                                       38,084                42,034
  Allowance for doubtful accounts                                      (1,379)               (1,339)
                                                                     --------              --------
                                                                       36,705                40,695

  Inventory                                                             4,470                 4,441
  Deferred income taxes                                                   620                   620
  Prepaid expenses                                                      2,644                 3,561
                                                                     --------              --------
Total current assets                                                   71,820                71,300

Notes receivable, less current portion                                    474                 1,021
Costs and estimated earnings in excess of billings
  on uncompleted contracts, less current portion                          549                   334

Property and equipment:
  Furniture and equipment                                              30,557                33,477
  Leasehold improvements                                                5,428                 4,874
                                                                     --------              --------
                                                                       35,985                38,351
  Accumulated depreciation                                            (11,271)              (12,922)
                                                                     --------              --------
                                                                       24,714                25,429

 Intangible assets:
  Goodwill                                                            103,986               104,005
  Contract rights                                                      13,881                13,972
  Other                                                                 2,570                 2,570
                                                                     --------              --------
                                                                      120,437               120,547
   Accumulated amortization                                           (10,736)              (12,046)
                                                                     --------              --------
                                                                      109,701               108,501

 Deferred contract costs, net of accumulated amortization
   of $2,067 as of December 31, 1996 and $2,945 as of
   March 31, 1997                                                      13,230                12,447

Investments in affiliates                                               3,896                 4,747
Other investments                                                      24,220                24,862
Other assets                                                            1,975                 2,852
                                                                     --------              --------
Total assets                                                         $250,579              $251,493
                                                                     ========              ========

Sylvan Learning Systems, Inc. and Subsidiaries
Consolidated Balance Sheets
($ in thousands)

                                                               December 31,                  March 31,
                                                                   1996                        1997
                                                               ------------                -----------
                                                                                           (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                        $     25,962                $    18,720
  Current portion of long-term debt                                   2,475                      1,368
  Billings in excess of costs and estimated earnings
    on uncompleted contracts                                             65                        589
  Due to former shareholders of Wall Street Institute                 4,921                        250
  Deferred revenue                                                    9,413                      9,951
  Other current liabilities                                             596                        510
                                                               ------------                -----------
Total current liabilities                                            43,432                     31,388

Bank loan                                                                 -                      7,334
Long-term debt, less current portion                                  1,575                          -
Deferred income taxes                                                 2,338                      2,338
Due to former shareholders of Drake                                   8,143                      8,143
Due to former shareholders of Wall Street Institute                  15,150                          -
Other long-term liabilities                                             350                        342

Stockholders' equity:
  Preferred stock, par value $.01 per share--authorized
     10,000,000 shares, no shares were issued and
     outstanding as of December 31, 1996 and March 31, 1997               -                          -
  Common stock, par value $.01 per share--authorized
     40,000,000 shares, issued and outstanding shares of
     22,566,215 as of December 31, 1996 and 23,579,707
     as of March 31, 1997                                               226                        236
  Additional paid-in capital                                        168,555                    187,559
  Foreign currency translation adjustments                               (4)                      (358)
  Retained earnings                                                  10,814                     14,511
                                                               ------------                -----------
Total stockholders' equity                                          179,591                    201,948
                                                               ------------                -----------


Total liabilities and stockholders' equity                    $     250,579                $   251,493
                                                              =============                ===========


See accompanying notes.

SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                Three months ended
                                                                    March 31,
                                                          -------------------------------
                                                             1996                  1997
                                                          ----------            ---------
                                                          (Unaudited)           (Unaudited)

Revenues                                                  $   34,557            $  44,850

Cost and expenses:
Direct costs                                                  29,620               36,397
General and administrative expenses                            2,069                2,961
                                                          ----------            ---------
    Total expenses                                            31,689               39,358
                                                          ----------            ---------

Operating income                                               2,868                5,492

Investment income                                                396                  662
Interest expense                                                (108)                 (71)
Equity in net income (loss) of unconsolidated
   subsidiaries                                                   92                 (128)
                                                          ----------            ---------
Income before income taxes                                     3,248                5,955

Income taxes                                                  (1,469)              (2,258)
                                                          ----------            ---------

Net income                                                $    1,779            $   3,697
                                                          ==========            =========
Per common and common equivalent share
   Net income                                             $     0.07            $    0.14
                                                          ==========            =========

See accompanying notes.

Sylvan Learning Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
($ in thousands)


                                                                                          Three months ended
                                                                                                March 31,
                                                                                  ------------------------------------
                                                                                      1996                  1997
                                                                                  ------------------------------------
                                                                                   (Unaudited)          (Unaudited)
OPERATING ACTIVITIES
Net income                                                                          $ 1,779                $ 3,697
   Adjustments to reconcile net income to net cash used in
     operating activities:
        Depreciation                                                                  1,076                  1,651
        Amortization                                                                  1,775                  2,106
        Provision for doubtful accounts                                                  36                     39
        Equity in net loss (income) of unconsolidated subsidiaries                      (92)                   128
        Changes in operating assets and liabilities:
          Accounts and notes receivable                                              (7,535)                (4,914)
          Cost and estimated earnings in excess of billings
          on uncompleted contracts                                                      654                    553
          Inventory                                                                    (248)                    29
          Prepaid expenses                                                             (225)                   774
          Other assets                                                                  (71)                  (896)
          Accounts payable and accrued expenses                                      (1,390)                (6,082)
          Billings in excess of costs and estimated earnings
          on uncompleted contracts                                                      655                    553
          Other current liabilities                                                     (41)                   (87)
          Deferred revenue and other long-term liabilities                              874                    589
                                                                                   --------               --------
Net cash used in operating activities                                                (2,753)                (1,860)
                                                                                   --------               --------
INVESTING ACTIVITIES
Loans to unconsolidated subsidiaries                                                     35                   (880)
Purchase of available-for-sale securities                                            (4,626)                (4,827)
Proceeds from sale of available-for-sale securities                                  12,833                 11,045
Increase in other investments                                                             -                   (742)
Purchase of property and equipment                                                   (1,493)                (2,366)
Expenditures for deferred contract costs and other assets                                (7)                   (11)
                                                                                   --------               --------
Net cash provided by investing activities                                             6,742                  2,219
                                                                                   --------               --------
FINANCING ACTIVITIES
Payments to former shareholders of WSI                                                    -                 (4,671)
Proceeds from exercise of options and warrants                                        1,022                    922
Proceeds from issuance of common stock                                                  533                      -
Payments on long-term debt and capital lease obligations                               (708)                (2,600)
Payments on line of credit                                                           (3,500)                     -
Proceeds from bank loan                                                                   -                  7,164
                                                                                   --------               --------
Net cash provided by (used in) financing activities                                  (2,653)                   815
                                                                                   --------               --------
Effects of exchange rate changes on cash                                                (21)                  (354)
                                                                                   --------               --------
Net increase in cash and cash equivalents                                             1,315                    820
Cash and cash equivalents at beginning of period                                      2,529                 11,082
                                                                                   --------               --------
Cash and cash equivalents at end of period                                          $ 3,844                $11,902
                                                                                   ========               ========


See accompanying notes.

                SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES


NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

MARCH 31, 1997

NOTE A - BASIS OF PRESENTATION
         ---------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

NOTE B - INCOME TAXES
         ------------

The tax provisions for the three month periods ended March 31, 1997 and 1996 are based on the estimated effective tax rates applicable for the full years. The Company's income tax provision of $2,258 for the three month period ended March 31, 1997 consists of federal, state, and foreign income taxes.

NOTE C - EARNINGS PER SHARE
         ------------------

Earnings per common and common equivalent share is computed using the weighted average number of common and common equivalent shares outstanding during each period presented. The weighted average number of shares used for the three months ended March 31, 1997 and 1996 was 25,793,356 and 23,487,533, respectively. The difference between the number of shares used to determine earnings per common and common equivalent share and earnings per common share assuming full dilution is immaterial. Common stock equivalents consist of stock options and warrants (using the treasury stock method).

  In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the quarters ended March 31, 1997 and 1996 of $0.01 and $0.01 per share, respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

NOTE D - RECLASSIFICATIONS
         -----------------

Certain amounts in the 1996 financial statements have been reclassified to conform with the 1997 presentation.

NOTE E - SUBSEQUENT EVENTS
         -----------------

On April 17, 1997, the Company announced it has entered into an agreement to acquire all of the outstanding stock of I-R, Inc. and Independent Child Study Teams, Inc. (collectively "Education Inroads") in two merger transactions that would be accounted for as poolings-of-interests, in exchange for a total of 1.4 million shares of the Company's Common Stock, valued at $38.9 million as of that date.

Educational Inroads, which had 1996 revenues of approximately $24 million, provides remedial and special education services to public and non-public school systems in New Jersey, Maryland, Louisiana, Washington, D.C. and other districts. The transaction is expected to be consummated during the second quarter of 1997, subject to federal antitrust regulation review.

On May 12, 1997, the Company terminated its agreement with NEC and as a result received $30 million as a breakup fee. The $30 million gain, reduced by certain transaction related expenses, will be recognized in the second quarter. As a result of the negotiations in the initial signing of a definitive agreement with NEC, the Company began initiating certain strategic business initiatives that could result in restructuring charges in the second quarter of 1997. Even though the NEC agreement was terminated, the Company still feels that some of the strategic charges will be made. However, the Company's analysis is not complete and therefore the amount of the restructuring charges, if any, is not known at this time.

NOTE F - BANK LOAN
         ---------

The Company has borrowed $7.2 million during the first quarter of 1997 under its revolving credit line which is described in Note 8 to the 1996 audited financial statements.

NOTE G - STOCKHOLDERS' EQUITY
         --------------------

The components of stockholders' equity are as follows ($ in thousands):

                                                                              Foreign
                                                          Additional         Currency                                  Total
                                              Common        Paid-In         Translation           Retained          Stockholders'
                                              Stock        Capital          Adjustments           Earnings             Equity
                                            ---------     ----------        ------------          ---------         -------------
Balance at December 31, 1996                $     226     $  168,555        $         (4)         $  10,814         $     179,591

Options and warrants exercised for
purchase price of 298,608 shares of
common stock, including income tax
benefit of $2,942                                   3          3,861                                                        3,864

Issuance of 714,884 shares of common
stock in connection with the acquisition
of WSI                                              7         15,143                                                       15,150

Foreign currency translation adjustment                                             (354)                                    (354)
Net income for the three months ended
March 31, 1997                                                                                       3,697                  3,697
                                            ---------     ----------        ------------          --------          -------------
Balance at March 31, 1997                   $     236     $  187,559        $       (358)         $ 14,511          $     201,948
                                            =========     ==========        ============          ========          =============

NOTE H - CONTINGENCIES
         -------------

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

  All statements contained herein that are not historical facts, including but not limited to, statements regarding the anticipated impact of uncollectible accounts receivable on future liquidity, expenditures to develop licensing and certification tests under existing contracts, the Company's contingent payment obligations relating to the PACE and Drake acquisitions, future capital requirements, potential acquisitions and the Company's future development plans are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: changes in the financial resources of the Company's clients, timing and extent of testing clients' conversions to computer-based testing, revenues earned by the Company's PACE and Drake operations, the availability of sufficient capital to finance the Company's business plan on terms satisfactory to the Company; general business and economic conditions; and the other risk factors described in the Company's reports filed from time to time with the Commission. The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

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

RESULTS OF OPERATIONS

Comparison of results for the quarter ended March 31, 1997 to results for the quarter ended March 31, 1996.

Revenue. Total revenues increased by $10.3 million, or 30% to $44.9 million for the quarter ended March 31, 1997 compared to the same period in 1996. This increase resulted from higher revenues in all business segments - core educational services, testing services, and contract educational services.

  Core educational services revenue increased by $2.0 million, or 28%, to $9.2 million during the first quarter of 1997. Franchise royalties increased $500,000 or 19%, for the quarter ended March 31, 1997. This increase in franchise royalties was due to the net increase of 18 new Centers in new territories and three new satellite Centers (Centers operating within existing franchise territories) opened in the quarter ended March 31, 1997, combined with an overall 14% increase in revenues at existing Learning Centers open for more than one year. Franchise sales fees increased $500,000 to $700,000 for the quarter ended March 31, 1997, compared to the same period in 1996. For the quarter ended March 31, 1997, there were five franchise Center licenses and a $500,000 area development agreement sold, compared to six franchise Center licenses sold in the first quarter of 1996.

  Revenue from Company-owned Learning Centers increased $1.5 million, or 44%, to $4.9 million during the first quarter of 1997. $900,000 of the increase resulted from the acquisition of eleven Centers from two franchisees which occurred during the fourth quarter of 1996. Revenue growth related to student enrollment increases at Centers operating over 12 months as of March 31, 1997 resulted in $600,000 of the increase.

  Contract educational services revenue increased by $900,000, or 10% to $10.5 million in the first quarter of 1997 mainly due to higher volumes of training and increases in Public and Non-public school contracts.

  Testing services revenue increased by $7.4 million, or 42% to $25.2 million during the first quarter of 1997, compared to the same period in 1996. The increase in testing services revenues resulted primarily from the Company's acquisition of the Wall Street Institute International, B.V. and its commonly controlled affiliates (collectively, "WSI") during the fourth quarter of 1996, increased volumes worldwide from Information Technology clients and professional licensure and certification clients and increased services under the Educational Testing Service contracts.

Cost and Expenses. Total expenses increased by $6.8 million, or 23% to $36.4 million for the quarter ended March 31, 1997 compared to the same period in 1996. Company-owned Learning Center expenses increased $1.3 million, to $4.3 million, or 88% of total Company-owned Learning Center services revenue in the first quarter of 1997, compared to $3.0 million, or 90% of total Company-owned Learning Center services revenue in the first quarter of 1996. $1.1 million of the increase relates to the acquisition of eleven Centers from two franchisees. The remaining increase in expenses were primarily advertising, labor and other Center expenses associated with increased Center enrollment. Expenses for Centers operating over 12 months as of March 31, 1997 accounted for $200,000 of the increase for the quarter and represent 38% of incremental same Center revenue.

  Contract educational services expense increased by $400,000 to $8.9 million, or 85% of contract educational services revenue during the first quarter of 1997, compared to $8.5 million or 89% of contract services revenue during the first quarter of 1996. Operating expenses for PACE increased by $300,000 for the first quarter of 1997.

  Testing services expenses for the first quarter of 1997 increased by $5.2 million to $20.7 million, or 82% of total testing services revenue, compared to $15.5 million, or 87% of total testing services revenue for the first quarter of 1996. The 1996 expenses include $1.2 million of non-recurring charges related to the Drake acquisition. Therefore, the recurring expenses were 80% of test revenues for the quarter. The increase in testing services expense as a percentage of testing services revenues was primarily a result of increased salary and other operating costs resulting from the integration of test delivery systems and growth in business that occurred after the first quarter of 1996 and expected growth in business volumes in 1997.

  General and administrative expenses increased by $900,000 to $3.0 million during the first quarter of 1997 from $2.1 million in the first quarter of 1996, and increased as a percentage of revenue from 6% to 7%. This percentage increase resulted from increases in administrative staff salaries and expenses as well as increases in rent expense related to the Company's new headquarters.

  The Company's effective tax rate has decreased from 45% during the first quarter of 1996 to 38% during the first quarter of 1997 mainly due to the effect of higher earnings levels in certain lower tax jurisdictions

LIQUIDITY AND CAPITAL RESOURCES

  Cash used in operating activities was $1.9 million for the three months ended March 31, 1997 as compared to $2.8 million used in the comparable period of 1996. Cash flow from operations before working capital changes increased from $4.6 million in the 1996 period to $7.6 million in the 1997 period, primarily as a result of significant overall growth in income from Company operations before considering non-cash charges, which primarily consist of depreciation and amortization. The Company's investment in working capital has significantly reduced cash flow, particularly as a result of the growth in accounts receivable and reductions in accounts payable and accrued expenses. The increase in accounts receivable relates to an overall increase in revenue of 30%. Specifically, of the $4.9 million operating cash flow reduction attributable to an increase in accounts receivable, $2.4 million is related to the ETS international testing contract and the remainder results from higher receivables levels in all business segments. The increase in testing receivables resulted from an increase in billings and timing of payments under international testing contracts. The average collection period for accounts receivable has been approximately 60 days. The Company believes that uncollectible accounts receivable will not have a significant effect on future liquidity, as a significant portion of its accounts receivable are due from enterprises with substantial financial resources, such as large corporations and governmental units.

  During the first quarter of 1997, the Company sold a net of $6.2 million of available for sale securities, the proceeds of which were used to reduce accounts payable and accrued expenses by $6.1 million, and to fund the purchases of property and equipment of $2.4 million as described below.

  The Company continues to incur expenditures for additions to property and equipment, which totaled $2.4 million in the first quarter of 1997. These additions primarily consist of furniture and equipment for general business expansion, including expenditures for new Public and Non-public school classrooms and equipment needed for overseas testing centers operated by the Company. Under the international testing contract with ETS, the Company is reimbursed for overseas equipment expenditures as the equipment is depreciated. This reimbursement includes a financing charge over the reimbursement period.

  The Company has entered into a loan agreement with a bank, (hereinafter, "the credit line") that provides an unsecured revolving line of credit. The credit line allows the Company to borrow a maximum of $15.0 million through the expiration date of May 31, 1998, at which time the total outstanding principal balance can be converted into a term loan, at the option of the Company. The term loan would be repaid over 24 months from the time of conversion. The credit line and the term loan, when converted, both bear interest at a floating rate equal to the 30 day London Interbank Offered Rate ("LIBOR") plus 1.15% per annum (6.84% at March 31, 1997). The balance on the credit line was $7.3 million at March 31, 1997.

  During the first quarter of 1997, the Company received $922,000 as a result of the exercise of stock options and warrants to purchase 298,608 shares of Common Stock.

  During the first quarter of 1997, the Company paid $4.7 million of the $4.9 million cash portion of the purchase price of WSI.

  The Company believes that its capital resources will be sufficient on a short-term basis and over the next 24 months to fund continued expansion of the business, including working capital needs and expected investments in property and equipment.

  The Company continues to review other companies in the education and computer-based testing industries for potential acquisitions. On March 12, 1997 the Company announced an agreement to merge with National Education Corporation ("NEC"), a leading provider of distance education in vocational, academic and professional studies and interactive media-based learning products and a leading publisher of supplemental educational materials. NEC received a counter offer that the Company considered to be higher than it was willing to offer for acquiring NEC. Therefore, the Company agreed to terminate its agreement to merge with NEC and on May 13, 1997, the Company received $30 million cash as a breakup fee upon the termination. The Company plans to invest this cash in short term low risk investments.

  In April of 1997, the Company announced it has entered into an agreement to acquire all of the outstanding stock of I-R, Inc. and Independent Child Study Teams, Inc. (collectively, "Educational Inroads") in two merger transactions that would be accounted for as poolings-of-interests. Educational Inroads, which had 1996 revenues of approximately $24 million, provides remedial and special educational services to public and non-public school systems in New Jersey, Maryland, Louisiana, Washington, D.C. and other districts.

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

  The agreement with Drake provides for future contingent payments based on achievement of certain specified revenue targets between 1997 and 1998 (or 1999 at election of the Sellers) which, if earned would be paid in the first quarter of 1999 or 2000. The contingent payments of up to $40 million are payable 12.5% in cash (or more at the discretion of the Company) with the remainder in shares of the Common Stock. The amount of any contingent payments will be capitalized as goodwill when paid and amortized over the remaining estimated recovery period.

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

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

(A)  EXHIBITS:

     The following exhibits are included herein:

     (11) Statement re: Computation of Per Share Earnings

(B)  REPORTS ON FORM 8-K

     During the first three months of 1997, the Company filed a report on Form 8-K on February 4, 1997, with respect to the acquisition of WSI, and a report on Form 8-K on March 18, 1997, with respect to the acquisition of NEC.


SIGNATURES
----------

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.


                           Sylvan Learning Systems, Inc.



Date:  May 14, 1997         /s/ B. Lee McGee
                           ----------------------------
                           B. Lee McGee, Vice President
                           and Chief Financial Officer