Form 10-K/A
period 1996-12-31
SYLVAN LEARNING SYSTEMS INC
filed 1997-06-30
CIK 912766

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 1996
                                                    -----------------

                                      or

[ ]  Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from            to
                                                         ----------
               .
     ----------

COMMISSION FILE NUMBER       0-22844
                             -------

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
                                                           -------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                   NAME OF EACH EXCHANGE ON
    TITLE OF EACH CLASS                                WHICH REGISTERED
----------------------------                       ------------------------
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

ITEM 14(a)(1) OF THE REGISTRANT'S FORM 10-K IS HEREBY AMENDED TO READ AS
------------------------------------------------------------------------
FOLLOWS:
--------

ITEM 14(a)(1)

                         INDEX TO FINANCIAL STATEMENTS


                                                                                                PAGE REFERENCE
                                                                                                FROM  FORM 10-K
                                                                                                ---------------
THE COMPANY:

  Report of Independent Auditors................................................................      30
  Consolidated Balance Sheets as of December 31, 1995 and December 31, 1996.....................      31
  Consolidated Statements of Operations for the years ended December 31, 1994, 1995 and
     1996.......................................................................................      33
  Consolidated Statements of Stockholders' Equity for the years ended December 31, 1994,
     1995 and 1996..............................................................................      34
  Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1995 and 1996....      35
  Notes to Consolidated Financial Statements....................................................      36
  Audited Financial Statements of Sylvan Learning Systems, Inc. 401(k) Retirement Savings Plan
     for the years ended December 31, 1996 and 1995.............................................      62

ITEM 14(a) 2 - FINANCIAL STATEMENT SCHEDULE:

  Schedule II - Valuation and Qualifying Accounts...............................................      58

                        Report of Independent Auditors

Sylvan Learning Systems, Inc. 401(k) Retirement Savings Plan
Baltimore, Maryland

We have audited the accompanying statements of net assets available for benefits of the Sylvan Learning Systems, Inc. 401(k) Retirement Savings Plan as of December 31, 1996 and 1995, and the related statements of changes in net assets available for benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Sylvan Learning Systems, Inc. 401(k) Retirement Savings Plan as of December 31, 1996 and 1995, and the changes in its net assets available for benefits for the years then ended, in conformity with generally accepted accounting principles.


                                        /s/ Ernst & Young LLP
                                        ----------------------
                                            Ernst & Young LLP
June 20, 1997

          Sylvan Learning Systems, Inc. 401(k) Retirement Savings Plan

                Statements of Net Assets Available for Benefits


                                                                    DECEMBER 31,
                                                                1996             1995
                                                             ----------      ----------
ASSETS
Investments, at fair value:
  Sylvan Learning Systems, Inc. common stock                 $1,165,770      $  339,626
  Mutual funds:
    MFS Emerging Growth Fund                                          -         207,753
    Euro Pacific Growth Fund                                          -         117,220
    Fidelity Advisor Equity Portfolio Growth Fund                     -         216,837
    Fidelity Advisor Growth Opportunities Portfolio                   -         225,190
    American Balanced Fund                                            -         165,791
    Alex Brown Cash Reserve Fund                                      -          59,668
    Growth and Income Fund                                      714,295               -
    Putnam Income Fund                                          212,707               -
    Putnam Vista Fund                                           649,587               -
    Putnam OTC and Emerging Growth Fund                         781,279               -
    Putnam International Growth Fund                            562,922               -
    Putnam Stable Value Fund                                    622,222               -
  Participant loans                                              43,708          28,315
                                                             ----------      ----------
                                                              4,752,490       1,360,400
Unallocated insurance contract, at contract value:
  First Colony Group Deposit Administration Contract                  -         142,688
                                                             ----------      ----------
Total investments                                             4,752,490       1,503,088

Receivables:
  Employer's contribution                                       247,953               -
  Participants' contributions                                   168,185          77,849
  Total receivables                                             416,138          77,849
                                                             ----------      ----------
Net assets available for benefits                            $5,168,628      $1,580,937
                                                             ==========      ==========

See accompanying notes.

          Sylvan Learning Systems, Inc. 401(k) Retirement Savings Plan

           Statements of Changes in Net Assets Available for Benefits

                                           YEAR ENDED DECEMBER 31

                                              1996         1995
                                           ----------   ----------
Investment income:
  Interest                                 $   15,088   $   31,246
  Dividends                                   244,033       14,335
                                           ----------   ----------
                                              259,121       45,581

READS Merger                                  804,381            -
Employee salary deferral contributions      2,307,698      536,825
Employee rollover contributions               262,750      236,385
                                           ----------   ----------
Total additions                             3,633,950      818,791

Participant withdrawals                      (237,393)     (13,251)

Net realized and unrealized appreciation
  in fair value of investments                191,134      245,190
                                           ----------   ----------
Net increase                                3,587,691    1,050,730
Net assets available for benefits at
  beginning of year                         1,580,937      530,207
                                           ----------   ----------
Net assets available for benefits at
  end of year                              $5,168,628   $1,580,937
                                           ==========   ==========

See accompanying notes.

          Sylvan Learning Systems, Inc. 401(k) Retirement Savings Plan

                         Notes to Financial Statements


1.  ASSET TRANSFER

Effective July 1, 1996, Sylvan Learning Systems, Inc. (the "Company") appointed a new trustee, Putnam Investments, to hold all plan assets. The net assets of Sylvan Learning Systems, Inc. 401(k) Retirement Savings Plan (the "Plan") held by ATR, Inc., the previous trustee, totaling $3,641,426 were transferred to Putnam Investments as of July 1, 1996. Certain plan provisions were amended and restated in accordance with this transfer.

2. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING

The financial statements of the Company's Plan are prepared using the accrual method of accounting.

Participant withdrawals are recorded when paid. Amounts allocated to terminated participants at December 31, 1996 and 1995 were $367,679 and $25,264, respectively.

USE OF ESTIMATES

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

Certain 1995 amounts have been reclassified to conform to 1996 presentation.

INVESTMENT VALUATION

Investments are stated at fair value except for the unallocated insurance contract which was valued at contract value. Sylvan Learning Systems, Inc. common stock is valued at the last reported sales price on the last business day of the plan year. Mutual funds are reported at current redemption value. Participant loans are carried at their unpaid principal balance which represents fair value.

          Sylvan Learning Systems, Inc. 401(k) Retirement Savings Plan

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVESTMENT VALUATION (CONTINUED)

The unallocated insurance contract with First Colony Group Deposit Administration was valued at contract value as estimated by the insurance company. Contract value represents contributions made under contract, plus interest at the contract rate, less funds used to pay withdrawals and to pay for the insurance company's administrative expenses.

Realized gains or losses on the sale of investments are computed as the difference between the proceeds received and the average cost of investments held. The change in the difference between cost and fair value, including realized gains and losses, is included in the statements of changes in net assets available for benefits as net appreciation or depreciation in the fair value of investments.

ADMINISTRATION EXPENSES

All costs and expenses incurred in connection with the administration of the Plan are paid by the Company.

3.  PLAN DESCRIPTION

The following description of the Plan provides only general information. Participants should refer to the Summary Plan Description for a more complete
                                 ------------------------
description of the Plan's provisions. Copies of this summary are available from the Company's Human Resources Department.

GENERAL

The Plan is a defined contribution plan covering substantially all employees of the Company and, effective November 1, 1996, of Caliber Learning Network, Inc. (a corporate joint venture 10% owned by the Company) who are age twenty-one or older and have completed one year of service. It is subject to the provisions of Employee Retirement Income Security Act of 1974 (ERISA).

PLAN MERGERS

In connection with the Company's acquisition of Remedial Education Diagnostic Corporation, Inc., the Remedial Education Diagnostic Corporation Retirement Plan (the "READS Plan") was merged into the Plan effective October 1, 1995. The READS Plan's net assets of $804,381 was transferred into the Plan on February 1, 1996.

          Sylvan Learning Systems, Inc. 401(k) Retirement Savings Plan

3.  PLAN DESCRIPTION (CONTINUED)

PLAN MERGERS (CONTINUED)

In connection with the Company's acquisition of The PACE Group, Inc., The PACE Group, Inc. 401(k) Plan (the "PACE Plan") was merged into the Plan effective December 31, 1995. The PACE Plan's net assets have not been transferred into the Plan as of the date of this report.

CONTRIBUTIONS

Participants may contribute up to 15% of their pretax annual compensation, subject to certain annual limitations imposed by the Internal Revenue Code. In addition, employees may rollover distributions received from other plans. The Company makes a discretionary matching contribution equal to a percentage of the amount of the compensation that the participant elected to contribute up to a maximum of 6% of the participant's compensation. Additional discretionary contributions may be made at the option of the Company. The matching contribution percentage for 1996 was 25% of the participant contribution. No matching contribution was made in 1995.

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

         Sylvan Learning Systems, Inc. 401(k) Retirement Savings Plan

3.  PLAN DESCRIPTION (CONTINUED)

INVESTMENTS

Upon enrollment in the Plan, a participant may direct employee contributions in any of the available investment options. At December 31, 1996, the following investment options were available: Sylvan Learning Systems, Inc. common stock and the following Putnam Funds: Growth and Income Fund, Income Fund, Vista Fund, OTC and Emerging Growth Fund, International Growth Fund, and Stable Value Fund. Participants have the opportunity to change their investment options daily.

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

4. INVESTMENTS

During 1996 and 1995 the Plan's investments (including investments bought, sold and held during the year) appreciated (depreciated) in fair value by $191,134 and $245,190 respectively, as follows:

          Sylvan Learning Systems, Inc. 401(k) Retirement Savings Plan

4.  INVESTMENTS (CONTINUED)

                                                                            YEAR ENDED DECEMBER 31, 1996
                                                                   ----------------------------------------------
                                                                   NET APPRECIATION                 FAIR VALUE
                                                                     IN FAIR VALUE                       AT
                                                                      DURING YEAR                    END OF YEAR
                                                                   ----------------              ----------------
Fair value as determined by quoted market price:
  Sylvan Learning Systems, Inc. common stock                               $103,896                    $1,165,770  *
  Mutual funds:
    Putnam Growth and Income Fund                                           (25,752)                      714,295  *
    Putnam Income Fund                                                       (1,686)                      212,707
    Putnam Vista Fund                                                       (31,676)                      649,587  *
    Putnam OTC and Emerging Growth Fund                                     (66,898)                      781,279  *
    Putnam International Growth Fund                                         11,655                       562,922  *
    Putnam Stable Value Fund                                                      -                       622,222  *
Net appreciation of assets through date of transfer                         201,595
Fair value as estimated by Plan  Administrator:
  Participant loans                                                               -                        43,708
                                                                   ----------------              ----------------
                                                                           $191,134                    $4,752,490
                                                                   ================              ================

                                                                            YEAR ENDED DECEMBER 31, 1995
                                                                   ----------------------------------------------
                                                                   NET APPRECIATION                  FAIR VALUE
                                                                    IN FAIR VALUE                       AT
                                                                     DURING YEAR                    END OF YEAR
                                                                   ----------------              ----------------
Fair value as determined by quoted market price:
  Sylvan Learning Systems, Inc. common stock                       $        108,695              $        339,626  *
  Mutual funds:
    MFS Emerging Growth                                                      39,512                       207,753  *
    Euro Pacific Growth Fund                                                  8,043                       117,220  *
    Fidelity Advisor Equity Portfolio Growth Fund                            30,471                       216,837  *
    Fidelity Advisor Growth Opportunities Portfolio                          32,927                       225,190  *
    American Balanced Fund                                                   17,287                       165,791  *
    Alex Brown Cash Reserve Fund                                                                           59,668
    Growth Fund of America                                                    3,564                             -
    Investment Company of America                                             4,691                             -
Fair Value as estimated by Plan Administrator:
Participant loans                                                                 -                        28,315
Contract value as determined by insurance company:

  First Colony Group Deposit Administration Contract                              -                       142,688  *
                                                                   ----------------              ----------------
                                                                   $        245,190              $      1,503,088
                                                                   ================              ================

* Denotes individual investments that represent 5% or more of the Plan's net assets available for benefits.

          Sylvan Learning Systems, Inc. 401(k) Retirement Savings Plan

5. CONTRACT WITH INSURANCE COMPANY

In August 1992, the Company entered into a Group Deposit Administration contract with First Colony which was sold upon of the plan assets during 1996. For investment purposes, the premiums paid by the Plan were commingled with other assets of First Colony in the Deposit Administration Fund. The Deposit Administration Fund guaranteed a 4% interest rate, compounded annually. The crediting interest rate was adjusted periodically as determined by First Colony based on market rates. Actual interest earned for 1996 ranged from 5.87% to 6.21% and for 1995 from 5.40% to 6.65%.

6. TAX STATUS

The Internal Revenue Service has determined and informed the Plan by a letter dated June 2, 1997 that the Plan and related trust are designed in accordance with applicable sections of the Internal Revenue Code (IRC), and are therefore not subject to tax under present income tax laws. The Plan management believes that the Plan continues to qualify and to operate as designed.

7.  RECONCILIATION OF FORM 5500

The financial statements at December 31, 1996 and 1995 differ from Form 5500 filed with the IRS in that net realized gains (losses) and unrealized appreciation (depreciation) in fair value of investments have been summarized in the financial statements rather than shown as several categories of net investment gain (loss) per line 32b of the Form 5500.

          Sylvan Learning Systems, Inc. 401(k) Retirement Savings Plan

8.  ALLOCATION OF NET ASSETS AVAILABLE FOR BENEFITS TO INVESTMENT PROGRAMS

                                                                December 31, 1996
                                   --------------------------------------------------------------------------------
                                      Sylvan
                                     Learning          Putnam                                           Putnam
                                   Systems, Inc.      Fund for          Putnam           Putnam         OTC and
                                      Common           Growth           Income           Vista          Emerging
                                      Stock          and Income          Fund             Fund         Growth Fund
                                   -------------    -------------    -------------    -------------    ------------
ASSETS
Investments, at fair value         $   1,165,770    $     714,295    $     212,707    $     649,587    $    781,279
Employer's contributions
 receivable                              247,953                -                -                -               -
Participants' contributions
 receivable                               28,609           31,497            7,000           29,085          37,546
                                   -------------    -------------    -------------    -------------    ------------
Net assets available for benefits  $   1,442,332    $     745,792    $     219,707    $     678,672    $    818,825
                                   =============    =============    =============    =============   =============

                                                            December 31, 1996
                                   ----------------------------------------------------------------
                                      Putnam            Putnam
                                   International        Stable
                                      Growth            Value         Participant
                                        Fund             Fund            Loans            Total
                                   -------------    -------------    -------------    -------------
ASSETS
Investments, at fair value         $     562,922    $     622,222    $      43,708    $   4,752,490
Employer's contributions
 receivable                                    -                -                -          247,953
Participants' contributions
 receivable                               22,551           11,897                -          168,185
                                   -------------    -------------    -------------    -------------
Net assets available for benefits  $     585,473    $     634,119    $      43,708    $   5,168,628
                                   =============    =============    =============    =============

                                                                          December 31, 1995
                                      ---------------------------------------------------------------------------------------
                                           Sylvan                                              Fidelity          Fidelity
                                          Learning            MFS                               Advisor          Advisor
                                        Systems, Inc.      Emerging         Euro Pacific        Equity            Growth
                                           Common           Growth             Growth          Portfolio       Opportunities
                                            Stock            Fund               Fund          Growth Fund        Portfolio
                                       --------------    --------------    --------------    --------------    --------------
ASSETS
Investments, at fair value             $      339,626    $      207,753    $      117,220    $      216,837    $      225,190
Unallocated insurance contract,
 at contract value                                  -                 -                 -                 -                 -
Contributions receivable from
 employees                                     20,848            13,226             6,119            12,666            11,777
                                       --------------    --------------    --------------    --------------    --------------
Net assets available for benefits      $      360,474    $      220,979    $      123,339    $      229,503    $      236,967
                                       ==============    ==============    ==============    ==============    ==============


                                                                          December 31, 1995
                                       ---------------------------------------------------------------------------------------
                                                            Alex Brown                        First Colony
                                          American            Cash                            Group Deposit
                                          Balanced           Reserve         Participant     Administration
                                            Fund              Fund              Loans           Contract           Total
                                       --------------    --------------    --------------    --------------    --------------
ASSETS
Investments, at fair value             $      165,791    $       59,668    $       28,315    $            -    $    1,360,400
Unallocated insurance contract,
 at contract value                                  -                 -                 -           142,688           142,688
Contributions receivable from
 employees                                      8,411             1,802                 -             3,000            77,849
                                       --------------    --------------    --------------    --------------    --------------
Net assets available for benefits      $      174,202    $       61,470    $       28,315    $      145,688    $    1,580,937
                                       ==============    ==============    ==============    ==============    ==============

          Sylvan Learning Systems, Inc. 401(k) Retirement Savings Plan

9. ALLOCATION OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS TO INVESTMENT PROGRAMS

                                                                 Year ended December 31, 1996
                                 ---------------------------------------------------------------------------------------------------
                                     Sylvan                                           Fidelity         Fidelity
                                    Learning           MFS                             Advisor          Advisor
                                 Systems, Inc.       Emerging       Euro Pacific       Equity           Growth          American
                                     Common           Growth           Growth         Portfolio      Opportunities      Balanced
                                     Stock             Fund             Fund         Growth Fund       Portfolio          Fund
                                 -------------    -------------    -------------    -------------    -------------    -------------
    Investment income:
      Interest                   $       1,752    $           -    $           -    $       2,030    $           -    $       1,178
      Dividends                          1,624                -            5,735                -                -            6,687
                                 -------------    -------------    -------------    -------------    -------------    -------------
                                         3,376                -            5,735            2,030                -            7,865

    Employee salary deferral
      contributions                    339,758          173,683           96,528          181,952          173,934          107,823

    Employer contribution              247,953                -                -                -                -                -
    Employee rollover
      contributions                     22,770            9,458              584            3,654              810              853
                                 -------------    -------------    -------------    -------------    -------------    -------------
    Total additions                    613,857          183,141          102,847          187,636          174,744          116,541

    Withdrawals                        (16,197)          (4,651)          (3,426)          (2,912)          (1,952)          (4,400)

    Net appreciation/
     (depreciation) in fair
     value of investments              196,730           41,767            9,207           29,525           22,648            5,614
    READS Transfer                      29,379          110,981           39,315          135,278          131,017          153,808
    Interfund transfers                258,089           26,299           (1,347)            (687)            (361)          (5,373)
                                 -------------    -------------    -------------    -------------    -------------    -------------
    Net increase (decrease)          1,081,858          357,537          146,596          348,840          326,096          266,190
    Net assets available for
    benefits at beginning of
    year                               360,474          220,979          123,339          229,503          236,967         174,202
                                 -------------    -------------    -------------    -------------    -------------    -------------
    Net assets available for
    benefits                         1,442,332          578,516          269,935          578,343          563,063          440,392
    Transfer from ATR to Putnam              -         (578,516)        (269,935)        (578,343)        (563,063)        (440,392)
                                 -------------    -------------    -------------    -------------    -------------    -------------
    Net assets available for
    benefits at end of the year  $   1,442,332    $           -    $           -    $           -    $           -    $           -
                                 =============    =============    =============    =============    =============    =============


                                 --------------------------------------------------------------------------------------------------
                                                                      Short
                                 Alex Brown      First Colony         Term            Putnam
                                    Cash         Group Deposit        Money          Fund for           Putnam           Putnam
                                   Reserve       Administration       Market          Growth            Income            Vista
                                    Fund           Contract           Account        and Income          Fund             Fund
                                -------------    --------------    -------------    -------------    -------------    -------------
  Investment income:
    Interest                    $         920    $        6,307    $           -    $           -    $           -    $           -
    Dividends                           3,379                 -           73,849           48,658            2,580           37,384
                                -------------    --------------    -------------    -------------    -------------    -------------
                                        4,299             6,307           73,849           48,658            2,580           37,384
  Employee salary deferral
    contributions                      54,185            49,803                -          183,871           42,763          181,257
  Employer contribution                     -                 -                -                -                -                -
  Employee rollover
    contributions                           -               584                -           44,492            7,022           45,962
                                -------------    --------------    -------------    -------------    -------------    -------------
  Total additions                      58,484            56,694           73,849          277,021           52,365          264,603

  Withdrawals                          (2,606)           (1,666)               -          (14,143)          (5,795)          (4,049)

  Net appreciation/
    (depreciation) in fair
    value of investments                    -                 -                -          (25,752)          (1,686)         (31,676)

  READS Transfer                      148,705            55,898                -                -                -                -

  Interfund transfers                 (22,594)           (2,123)      (3,002,048)         508,666          174,823          449,794
                                -------------    --------------    -------------    -------------    -------------    -------------
  Net increase (decrease)             181,989           108,803       (2,928,199)         745,792          219,707          678,672
  Net assets available for
    benefits at beginning of
    year                               61,470           145,688                -                -                -                -
                                -------------    --------------    -------------    -------------    -------------    -------------
  Net assets available for
    benefits                          243,459           254,491       (2,928,199)         745,792          219,707          678,672
  Transfer from ATR to Putnam        (243,459)         (254,491)       2,928,199                -                -                -
                                -------------    --------------    -------------    -------------    -------------    -------------
  Net assets available for
    benefits at end of the year $           -    $            -    $           -    $     745,792     $    219,707    $     678,672
                                =============    ==============    =============    =============     ============    =============


                                    Putnam             Putnam           Putnam
                                    OTC and        International        Stable
                                    Emerging           Growth           Value         Participant         Grand
                                   Growth Fund          Fund             Fund            Loans            Total
                                  -------------    -------------    -------------    -------------    -------------
Investment income:
  Interest                        $           -    $           -     $           -    $       2,901    $      15,088
  Dividends                              51,277            7,632             5,228                -          244,033
                                  -------------    -------------    -------------    -------------    -------------
                                         51,277            7,632             5,228            2,901          259,121
Employee salary deferral
  contributions                         249,660          138,123            86,405                -        2,059,745
Employer contribution                         -                -                 -                -          247,953
Employee rollover
  contributions                          67,682           53,948             4,931                -          262,750
                                  -------------    -------------    -------------    -------------    -------------
Total additions                         368,619          199,703            96,564            2,901        2,829,569

Withdrawals                             (14,051)          (8,662)         (152,883)               -         (237,393)
Net appreciation/
 (depreciation) in fair
 value of investments                   (66,898)          11,655                 -                -          191,134
READS Transfer                                -                -                 -                -          804,381
Interfund transfers                     531,155          382,777           690,438           12,492                -
                                  -------------    -------------    -------------    -------------    -------------
Net increase (decrease)                 818,825          585,473           634,119           15,393        3,587,691
Net assets available for
benefits at beginning of
year                                          -                -                 -           28,315        1,580,937
                                  -------------    -------------    -------------    -------------    -------------
Net assets available for
benefits                                818,825          585,473           634,119           43,708        5,168,628
Transfer from ATR to Putnam                   -               -                  -               -                 -
                                  -------------    -------------    -------------    -------------    -------------
Net assets available for
benefits at end of the year       $     818,825    $     585,473     $     634,119    $      43,708    $   5,168,628
                                  =============    =============     =============    =============    =============


          Sylvan Learning Systems, Inc. 401(k) Retirement Savings Plan

9. ALLOCATION OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS TO INVESTMENT PROGRAMS (CONTINUED)

                                                             Year ended December 31, 1995
                             ---------------------------------------------------------------------------------------------------
                                 Sylvan                                           Fidelity         Fidelity
                                Learning           MFS                             Advisor          Advisor
                             Systems, Inc.       Emerging       Euro Pacific       Equity           Growth          American
                                 Common           Growth           Growth         Portfolio      Opportunities      Balanced
                                 Stock             Fund             Fund         Growth Fund       Portfolio          Fund
                             -------------    -------------    -------------    -------------    -------------    -------------
Investment income:
  Interest                   $       2,134    $           -    $         721    $      10,331    $       2,694    $       5,157
  Dividends                              -                -            2,415              330            2,761            4,917
                             -------------    -------------    -------------    -------------    -------------    -------------
                                     2,134                -            3,136           10,661            5,455           10,074
Employee salary deferral
  contributions                    114,578           74,631           50,345           88,679           89,833           64,978
Employee rollover
  contributions                     34,701           46,015           11,813           31,298           50,756           32,235
                             -------------    -------------    -------------    -------------    -------------    -------------
Total additions                    151,413          120,646           65,294          130,638          146,044          107,287

Withdrawals                         (1,498)            (152)            (270)          (1,975)            (145)          (1,714)

Net appreciation/
 (depreciation) in fair
 value of investments              108,695           39,512            8,043           30,471           32,927           17,287

Interfund transfers                 29,464           60,973           50,272           28,154           58,141           10,831
                             -------------    -------------    -------------    -------------    -------------    -------------
Net increase (decrease)            288,074          220,979          123,339          187,288           236,967         133,691

Net assets available for
benefits at beginning of
year                                72,400                -                -           42,215                -           40,511
                             -------------    -------------    -------------    -------------    -------------    -------------
Net assets available for
benefits at end of the year  $     360,474    $     220,979    $     123,339    $     229,503    $      236,967   $     174,202
                             =============    =============    =============    =============    ==============   =============

                              ---------------------------------------------------------------------------------
                                                                                      U.S.
                               Alex Brown          Growth         Investment        Treasury
                                  Cash              Fund           Company            Money
                                 Reserve             of               of              Fund         Participant
                                  Fund            America          America         of America          loans
                              -------------    -------------    -------------    -------------    -------------
Investment income:
  Interest                    $           -    $          68    $           -    $           -    $       1,216

  Dividends                   $        3013    $          11              888                -                -
                              -------------    -------------    -------------    -------------    -------------
                                       3013               79              888                -            1,216
Employee salary deferral
  contributions                      15,060                -                -                -                -

Employee rollover
  contributions                       7,473                -                -                -                -
                              -------------    -------------    -------------    -------------    -------------
Total additions                      25,546               79              888                -            1,216

Withdrawals                          (3,908)          (1,196)            (726)               -                -

Net appreciation/
 (depreciation) in fair
 value of investments                     -            3,564            4,691                -                -
Interfund transfers                  39,832          (60,104)        (136,143)         (19,519)          12,928
                              -------------    -------------    -------------    -------------    -------------
Net increase (decrease)              61,470          (57,657)        (131,290)         (19,519)          14,144
Net assets available for
benefits at beginning of
year                                      -           57,657          131,290           19,519           14,171
                              -------------    -------------    -------------    -------------    -------------
Net assets available for
benefits at end of the year   $      61,470    $           -    $           -    $           -           28,315
                              =============    =============    =============    =============    =============

                                           First Colony
                                           Group Deposit
                                          Administration
                                            Contract           Total
                                          -------------    -------------
Investment income:
  Interest                                $       8,925    $      31,246
  Dividends                                           -           14,335
                                          -------------    -------------
                                                  8,925           45,581
Employee salary deferral
  contributions                                   38,721         536,825
Employee rollover
  contributions                                   22,094         236,385
                                          -------------    -------------

Total additions                                   69,740         818,791

Withdrawals                                       (1,667)        (13,251)

Net appreciation/
 (depreciation) in fair
 value of investments                                 -          245,190

Interfund transfers                             (74,829)               -
                                          -------------    -------------
                                                 (6,756)       1,050,730
Net increase (decrease)
Net assets available for
benefits at beginning of
year                                            152,444          530,207
                                          -------------    -------------
Net assets available for
benefits at end of the year               $     145,688    $   1,580,937
                                          =============    =============

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Sylvan Learning Systems, Inc.


                                     By /s/ B. Lee McGee
                                        -------------------------------------
                                        B. Lee McGee, Chief Financial Officer

                                     Date  June 27, 1997
                                           ----------------------------------

                                 EXHIBIT INDEX

                                                            Sequentially
Exhibit No.        Description                             Numbered Page
-----------        -----------                             -------------
23.01              Consent of Independent Auditors
