Form 10-Q
period 1997-06-30
SYLVAN LEARNING SYSTEMS INC
filed 1997-08-14
CIK 912766

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarter ended JUNE 30, 1997 or
                                                -------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to
     __________.

                         COMMISSION FILE NUMBER 0-22844
                                                -------


                         SYLVAN LEARNING SYSTEMS, INC.
                         -----------------------------
             (Exact name of registrant as specified in its charter)


        Maryland                                          52-1492296
-------------------------------                    -------------------------
(STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)


1000 Lancaster Street, Baltimore, Maryland                  21202
-------------------------------------------                 -----
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

      Registrant's telephone number, including area code:  (410) 843-8000
                                                          ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [ ].

The registrant had 27,696,431 shares of Common Stock outstanding as of August 1, 1997.

                         SYLVAN LEARNING SYSTEMS, INC.
                         -----------------------------

                                     INDEX
                                     -----

                                                            Page No.
                                                            --------

PART I. - FINANCIAL INFORMATION

      Item 1.  Financial Statements (Unaudited)

                Balance Sheets - December 31, 1996 and
                 June 30, 1997.............................     3

                Statements of Income - Three months ended
                 June 30, 1996, three months ended June 30,
                 1997......................................     5

                Statements of Income - Six months ended
                 June 30, 1996, six months ended June 30,
                 1997......................................     6

                Statements of Cash Flows - Six months ended
                 June 30, 1996, six months ended June 30,
                 1997......................................     7

                Notes to Unaudited Financial Statements -
                 June 30, 1997.............................     8

      Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations................................    13

PART II. - OTHER INFORMATION

      Item 6.  Exhibits and Reports on Form 8-K ...........    20

      SIGNATURES ..........................................    20

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------

Sylvan Learning Systems, Inc. and Subsidiaries
Consolidated Balance Sheets
($ in thousands)


                                                         December 31,       June 30,
                                                             1996             1997
                                                        --------------    ------------
                                                           (Restated)      (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                             $   11,198         $   29,883
  Available-for-sale securities                             16,449             10,081

  Receivables:
    Accounts receivable                                     36,431             39,415
    Costs and estimated earnings in excess of billings
      on uncompleted contracts                               3,565              2,190
    Notes receivable                                         3,008              5,003
                                                        --------------    ------------
                                                            43,004             46,608
  Allowance for doubtful accounts                           (1,379)            (1,510)
                                                        --------------    ------------
                                                            41,625             45,098

  Inventory                                                  4,470              4,985
  Deferred income taxes                                        620                620
  Prepaid expenses                                           3,125              2,277
                                                        --------------    ------------
Total current assets                                        77,487             92,944

Notes receivable, less current portion                         563              2,876
Costs and estimated earnings in excess of billings
  on uncompleted contracts, less current portion               550                327

Property and equipment:
  Furniture and equipment                                   37,952             37,065
  Leasehold improvements                                     5,544              5,690
                                                        --------------    ------------
                                                            43,496             42,755
  Accumulated depreciation                                 (15,578)           (14,485)
                                                        --------------    ------------
                                                            27,918             28,270

 Intangible assets:
  Goodwill                                                 103,986            104,560
  Contract rights                                           13,881             13,973
  Other                                                      2,570              2,522
                                                        --------------    ------------
                                                           120,437            121,055
   Accumulated amortization                                (10,736)           (13,490)
                                                        --------------    ------------
                                                           109,701            107,565
Deferred contract costs, net of accumulated amortization
  of $2,067 as of December 31, 1996 and $3,898 as of
  June 30, 1997                                             13,230             11,466

Investments in affiliates                                    3,896              6,172
Other investments                                           24,220             25,438
Other assets                                                 2,025              3,771
                                                        --------------    ------------
Total assets                                            $  259,590         $  278,829
                                                        =============     ============

Sylvan Learning Systems, Inc. and Subsidiaries
Consolidated Balance Sheets
($ in thousands)


                                                           December 31,       June 30,
                                                               1996             1997
                                                           ------------    ------------
                                                            (Restated)      (Unaudited)
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable and accrued expenses                       $  28,576       $  25,002
  Bank lines of credit                                            1,000               -
  Current portion of long-term debt                               3,182             764
  Billings in excess of costs and estimated earnings
    on uncompleted contracts                                         65             922
  Due to former shareholders of Wall Street Institute             4,921             250
  Deferred revenue                                                9,543          10,199
  Other current liabilities                                         596             438
                                                              ---------       ---------
Total current liabilities                                        47,883          37,575

Long-term debt, less current portion                              2,170               -
Deferred income taxes                                             2,338           1,628
Due to former shareholders of Drake                               8,143           6,128
Due to former shareholders of Wall Street Institute              15,150               -
Due to former shareholders of ICST & Inroads                      3,233               -
Other long-term liabilities                                         350             248

Stockholders' equity:
  Preferred stock, par value $.01 per share--authorized
    10,000,000 shares, no shares were issued and
    outstanding as of December 31, 1996 and June 30, 1997             -               -
  Common stock, par value $.01 per share--authorized
    40,000,000 shares, issued and outstanding shares of
    23,980,215 as of December 31, 1996 and 25,894,977
    as of June 30, 1997                                             240             259
  Additional paid-in capital                                    168,547         211,675
  Foreign currency translation adjustments                           (4)           (377)
  Unrealized holding losses on available for sale
     securities                                                     (11)              -
  Retained earnings                                              11,551          21,693
                                                              ---------       ---------
Total stockholders' equity                                      180,323         233,250
                                                              ---------       ---------


Total liabilities and stockholders' equity                    $ 259,590       $ 278,829
                                                              =========       =========

See accompanying notes

Sylvan Learning Systems, Inc. and Subsidiaries
Consolidated Statements of Income
($ in thousands, except per share amounts)


                                                    Three months ended
                                                          June 30,
                                                  -----------------------
                                                    1996           1997
                                                  ----------- -----------
                                                  (Unaudited) (Unaudited)
                                                  (Restated)
Revenues                                             $ 47,212    $ 57,597

Cost and expenses:
Direct costs                                           39,721      61,931
General and administrative expenses                     2,907       9,913
Loss on impairment of assets                                -       4,000
                                                     --------    --------
    Total expenses                                     42,628      75,844
                                                     --------    --------

Operating income                                        4,584     (18,247)

Investment income                                         346         889
Income, net of transaction costs for termination
    of acquisition                                          -      28,500
Interest expense                                         (185)       (231)
Equity in net income (loss) of unconsolidated
   subsidiaries                                           161        (259)
                                                     --------    --------
Income before income taxes                              4,906      10,652

Income taxes                                           (1,874)     (3,957)
                                                     --------    --------

Net income                                           $  3,032    $  6,695
                                                     ========    ========
Per common and common equivalent share
   Net income                                        $   0.12    $   0.24
                                                     ========    ========


See accompanying notes.

Sylvan Learning Systems, Inc. and Subsidiaries
Consolidated Statements of Income
($ in thousands, except per share amounts)


                                              Six months ended
                                                  June 30,
                                          -------------------------
                                             1996          1997
                                          -----------   -----------
                                          (Unaudited)   (Unaudited)
                                          (Restated)

Revenues                                  $  88,717     $  109,540

Cost and expenses:
Direct costs                                 76,142        105,560
General and administrative expenses           4,976         12,874
Loss on impairment of assets                      -          4,000
                                          -----------   -----------
    Total expenses                           81,118        122,434
                                          -----------   -----------

Operating income                              7,599        (12,894)

Investment income                               742          1,551
Income, net of transaction costs for
  termination of acquisition                      -         28,500
Interest expense                               (440)          (413)
Equity in net income (loss) of
  unconsolidated subsidiaries                   253           (387)
                                          -----------   -----------
Income before income taxes                    8,154         16,357

Income taxes                                 (3,343)        (6,215)

Net income                                $   4,811     $   10,142
                                          ===========   ===========
Per common and common equivalent share
   Net income                                 $0.19          $0.36
                                          ===========   ===========


See accompanying notes.

Sylvan Learning Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
($ in thousands)


                                                                            Six months ended
                                                                                June 30,
                                                                       ----------------------------
                                                                           1996              1997
                                                                       ----------------------------
                                                                       (Unaudited)       (Unaudited)
                                                                       (Restated)
Operating activities
Net income                                                             $    4,811        $   10,142
  Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation                                                        2,590             3,927
        Amortization                                                        3,755             4,585
        Non-cash issuance of common stock                                       -            18,500
        Loss on impairment of assets                                            -             4,000
        Provision for doubtful accounts                                        60               165
        Deferred income taxes                                                   -              (710)
        Equity in net loss (income) of unconsolidated subsidiaries           (253)              387
        Changes in operating assets and liabilities:
            Accounts and notes receivable                                  (5,621)           (7,326)
            Cost and estimated earnings in excess of billings
              on uncompleted contracts                                       (854)            1,598
            Inventory                                                        (375)             (515)
            Prepaid expenses                                                 (640)              756
            Other assets                                                     (189)             (229)
            Accounts payable and accrued expenses                           4,181            (5,358)
            Billings in excess of costs and estimated earnings
              on uncompleted contracts                                       (312)              871
            Other current liabilities                                         (28)                -
            Deferred revenue and other long-term liabilities                  881               628
                                                                       ----------        ----------
Net cash provided by operating activities                                   8,006            31,421
                                                                       ----------        ----------
Investing activities
Purchase of available-for-sale securities                                 (12,819)           (4,828)
Proceeds from sale of available-for-sale securities                        24,973            11,195
Increase in investments in and advances to affiliates                         (26)           (2,663)
Increase in other investments                                                   -            (1,556)
Purchase of property and equipment                                         (3,044)           (9,322)
Proceeds from sale of property and equipment                                   46             1,254
Contract termination fee paid to
  Drake Authorized Testing Centers                                         (4,178)                -
Purchase of contract rights                                                (4,774)                -
Cash paid for intangible assets                                                 -              (554)
Expenditures for deferred contract costs and other assets                    (186)           (1,428)
                                                                       ----------        ----------
Net cash used in investing activities                                          (8)           (7,902)
                                                                       ----------        ----------
Financing activities
Payments to former shareholders of WSI                                          -            (4,670)
Payments to former shareholders of Pace                                         -              (158)
Proceeds from exercise of options and warrants                              2,214             6,265
Proceeds from issuance of common stock                                        440                 -
Payments on long-term debt and capital lease obligations                   (2,628)           (4,898)
Paydown of line of credit                                                  (3,500)           (1,000)
                                                                       ----------        ----------
Net cash used in financing activities                                      (3,474)           (4,461)
                                                                       ----------        ----------
Effects of exchange rate changes on cash                                      (38)             (373)
                                                                       ----------        ----------
Net increase in cash and cash equivalents                                   4,486            18,685
Cash and cash equivalents at beginning of period                            2,903            11,198
                                                                       ----------        ----------
Cash and cash equivalents at end of period                             $    7,389        $   29,883
                                                                       ==========        ==========


See accompanying notes.

                 SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

JUNE 30, 1997

NOTE A - BASIS OF PRESENTATION
         ---------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

NOTE B - INCOME TAXES
         ------------

The tax provisions for the six month periods ended June 30, 1997 and 1996 are based on the estimated effective tax rates applicable for the full years. The Company's income tax provision of $6,215 for the six month period ended June 30, 1997 consists of federal, state, and foreign income taxes.

NOTE C - EARNINGS PER SHARE
         ------------------

Earnings per common and common equivalent share is computed using the weighted average number of common and common equivalent shares outstanding during each period presented. The weighted average number of shares used for the three months ended June 30, 1997 and 1996 was 27,125,406 and 25,153,317, respectively. The weighted average number of shares used for the six month periods ended June 30, 1997 and 1996 was 27,063,919 and 25,005,742, respectively. The difference between the number of shares used to determine earnings per common and common equivalent share and earnings per common share assuming full dilution is immaterial. Common stock equivalents consist of stock options and warrants (using the treasury stock method).

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the quarters ended June 30, 1997 and 1996 of $0.01 and $0.01 per share, respectively and for the six month periods ended June 30, 1997 and 1996 of $0.02 and $0.02, respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share for these periods is not expected to be material.

NOTE D - RECLASSIFICATIONS
         -----------------

Certain amounts in the 1996 financial statements have been reclassified to conform with the 1997 presentation.

NOTE E - ACQUISITIONS
         ------------

     On May 30, 1997, the Company acquired by merger all of the outstanding stock of I-R, Inc. and Independent Child Study Teams, Inc. (collectively, "Educational Inroads") in exchange for 1,414,000 shares of common stock. I-R, Inc. and Independent Child Study Teams, Inc. were commonly owned by two shareholders. The acquisition was accounted for as a pooling-of-interests and accordingly, the Company's consolidated financial statements for periods prior to the merger have been restated to include the combined results of operations, financial position and cash flows of Educational Inroads.

     Educational Inroads provides remedial and special education services to public and non-public school systems, with current contracts in New Jersey, Maryland, Louisiana, Washington, D.C. and other school districts.

     Combined and separate results of operations of Sylvan and Educational Inroads during the periods prior to the acquisition are as follows:


                                Sylvan                  Independent
                               Learning                 Child Study
                             Systems, Inc.  I-R, Inc.   Teams, Inc.    Combined
                           -----------------------------------------------------
                                 ($ in thousands, except per share amounts)
THREE MONTHS ENDED
JUNE 30, 1996

Revenues                           $39,570     $2,902         $4,740     $47,212
Net income                         $ 3,032     $   --         $   --     $ 3,032
Net income per share               $  0.19                               $  0.12

SIX MONTHS ENDED
JUNE 30, 1996

Revenues                           $74,127     $5,673         $8,917     $88,717
Net income                         $ 4,811     $   --         $   --     $ 4,811
Net income per share               $  0.30                               $  0.19

The results of operations of Educational Inroads for each of the periods presented includes significant officers' salaries for the two owners. In connection with the merger, these two individuals have contracted for annual compensation totaling $187,500, and it is expected that the aggregate duties and responsibilities of these two individuals will not be diminished to the extent that other costs will be incurred. In addition, both Sylvan and Educational Inroads incurred legal and transaction costs which are non-recurring in nature. The following supplemental pro forma information for the three-month and six-month periods ended June 30, 1997 and 1996 is presented solely as a result of the changed circumstances that will exist following the consummation of the merger, and is necessary to realistically assess the impact of the combination.


                                           Three months ended June 30,    Six months ended June 30,
                                               1996           1997           1996          1997
                                        -----------------------------------------------------------
                                                 ($ in thousands, except per share amounts)
Combined net income                              $3,032         $6,695        $4,811        $10,141

Contractual reduction to be made in                 966            250         1,469            800
 compensation
Legal and transactions costs                         --             --            --            400
Related income taxes (at 40%)                      (386)          (100)         (588)          (480)
                                        -----------------------------------------------------------
                                                    580            150           881            720
                                        -----------------------------------------------------------

Pro forma net income after contractual
 reduction in compensation                       $3,612         $6,845        $5,692        $10,861
                                        ===========================================================

Pro forma net income per share                    $0.14          $0.25         $0.22          $0.39
                                        ===========================================================


NOTE F - STOCKHOLDERS' EQUITY
         --------------------

The components of stockholders' equity are as follows ($ in thousands):


                                                                                 Foreign
                                                  Additional    Unrealized       Currency                   Total
                                          Common   Paid-In       Holding        Translation   Retained   Stockholders'
                                          Stock    Capital       Losses         Adjustments   Earnings      Equity
                                          ------  ----------    -----------     ------------  ---------  -------------
Balance at January 1, 1997
(Restated)                                 $240    $168,547         $(11)           $   (4)    $11,551       $180,323

Options and warrants exercised for
purchase of 549,941 shares of common
stock, including income tax benefit of
$5,675                                        5       9,789                                                     9,794

Issuance of 714,884 shares of
restricted common stock in connection
with the acquisition of WSI                   7      14,846                                                    14,853

Issuance of 269,118 shares of
restricted common stock in connection
with the creation of Sylvan Learning
Foundation                                    3       6,497                                                     6,500

Issuance of 205,882 shares of common
stock to ITT                                  2       6,998                                                     7,000

Issuance of 176,470 shares of
restricted common stock to NAC                2       4,998                                                     5,000

Foreign currency translation adjustment                                               (373)                      (373)

Unrealized gains on available for sale
investments                                                           11                                           11

Net income for the six months ended
June 30 1997                                                                                    10,142         10,142
                                          ------  ----------    -----------     ------------  ---------  -------------
Balance at June 30, 1997                   $259    $211,675         $  0             $(377)    $21,693       $233,250
                                          ======  ==========    ===========     ============  =========  =============


In the second quarter of 1997, Sylvan made certain cash expenditures and Common Stock contributions resulting in an aggregate expense to the Company of approximately $21.5 million. The $21.5 million of recorded expense was attributable to Sylvan's contributions of (i) approximately $3.0 million in cash and Common Stock valued at $7.0 million to a nonprofit special purpose corporation whose sole purpose is to fund promotional and channel support programs for the Information Technology training and testing business (which contribution was recorded as a direct cost of the Testing services division),
(ii) Common Stock valued at $5.0 million to a non-profit special purpose corporation whose sole purpose is to develop and fund advertising programs for the Sylvan Learning Centers (which contribution was recorded as a direct cost of the Core

Educational services division) and (iii) Common Stock valued at $6.5 million to Sylvan Learning Foundation, Inc., a newly-formed, non-profit foundation formed to promote various educational pursuits (which contribution was recorded as a general and administrative expense).

In August 1997, the Company completed a secondary stock offering and issued 1,612,292 shares of its Common Stock for net proceeds of $57.5 million after underwriting costs and expenses. Also, in connection with this offering, 453,888 options and warrants to purchase the Company's Common Stock were exercised, resulting in $1.5 million of proceeds to the Company.

NOTE G - CONTINGENCIES
         -------------

On November 18, 1996, ACT, Inc. filed suit against the Company alleging that the Company violated federal antitrust laws and committed various state law torts in connection with the operations of its computer-based testing operations and in obtaining a testing services contract from the NASD. The Company believes the grounds of the lawsuit are without merit and intends to defend the lawsuit vigorously. Management is unable to predict the outcome of the lawsuit, but believes that the ultimate resolution of the matter will not have a material effect on consolidated financial position.

NOTE H - IMPAIRMENT LOSS
         ---------------

In May of 1997 the Company determined that certain assets of the Testing Division were impaired as a result of certain strategic changes that were made as a result of pursuing the National Education Corporation acquisition. During and after the acquisition negotiations with NEC, the Company developed certain plans that resulted in required changes in both software systems and hardware currently utilized in the Testing division's network of centers. The plans continue to be valid for the Company even after the NEC acquisition was terminated. The impaired assets, consisting of computer equipment and software, are impaired as a result of changes in the technical requirements and specifications of certain computer hardware and software. The amount of the impairment loss was determined by evaluating the likely sales proceeds from the disposition of the assets compared to their book value. The Company determined that it was unlikely that the net cash proceeds from the sale of any assets would be significant, and therefore recorded an impairment loss equal to the net book value of the assets of $4.0 million.

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

OVERVIEW

     The Company generates revenues from three business segments: core educational services which primarily consist of franchise sales, royalties and Company-owned Learning Center revenues; testing services, which consist of computer-based testing fees paid to the Company; and contract educational services, which consist of revenues attributable to providing supplemental and remedial education services to public and non-public schools and major corporations. The following selected segment data for the quarter and six month periods ended June 30, 1996 and 1997 is derived from the Company's consolidated financial statements.


                                     Three Months       Six Months
                                    Ended June 30,    Ended June 30,
                                   ----------------  -----------------
                                    1996     1997     1996      1997
                                   -------  -------  -------  --------
                                             (In thousands)
Operating Revenue:
  Core educational services......  $ 8,045  $10,755  $15,257  $ 19,985
  Contract educational services..   15,908   18,326   32,401    35,900
  Testing services...............   23,259   28,516   41,059    53,655
                                   -------  -------  -------  --------
     Total revenue...............  $47,212  $57,597  $88,717  $109,540
                                   =======  =======  =======  ========
Direct costs:
  Core educational services......  $ 5,263  $12,607  $10,867  $ 19,436
  Contract educational services..   14,717   15,713   30,048    31,881
  Testing services...............   19,741   33,611   35,227    54,243
                                   -------  -------  -------  --------
     Total direct costs..........  $39,721  $61,931  $76,142  $105,560
                                   =======  =======  =======  ========

RESULTS OF OPERATIONS

Comparison of results for the quarter and six months ended June 30, 1997 to results for the quarter and six months ended June 30, 1996.

Revenue. Total revenues increased by $10.4 million, or 22% to $57.6 million for the quarter ended June 30, 1997 and increased by $20.8 million or 23%, to $109.5 million for the six months ended June 30, 1997 compared to the same periods in 1996. This increase resulted from higher revenues in all business segments - core educational services, testing services, and contract educational services.

     Core educational services revenue increased by $2.7 million, or 34%, to $10.8 million during the second quarter of 1997 and by $4.7 million, or 31%, to $20.0 million for the first six months of 1997 compared to the comparable 1996 periods. Franchise royalties increased by $600,000, or 21.0%, for the quarter ended June 30, 1997 and by $1.1 million, or 20%, to $6.6 million for the first six months of 1997 compared to the comparable 1996 periods. This increase in franchise royalties was due to the net increase of 25 new Centers in new territories and 9 new satellite Centers (Centers operating within existing franchise territories) opened during the first six months of 1997, combined with an overall 14% increase in revenues at existing Learning Centers open for more than one year. Franchise sales fees increased $400,000 to $500,000 for the quarter ended June 30, 1997 and increased $865,000 to $1.2 million for the first six months of 1997, compared to the same periods in 1996. For the six months ended June 30, 1997, there were 19 franchise Center licenses and a $500,000 area development agreement sold, compared to nine franchise Center licenses sold in the first six months of 1996.

     Revenue from Company-owned Learning Centers increased $1.5 million, or 38%, to $5.6 million during the second quarter of 1997 and by $3.0 million, or 41%, to $10.4 million during the first six months of 1997 compared to the comparable periods in 1996. The acquisition of thirteen Centers from four franchisees which occurred during the last twelve months accounted for $1.1 million, or 73% of the revenue increase for the quarter ended June 30, 1997 and $2.0 million, or 67% of the increase for the first six months of 1997, compared to the comparable 1996 periods. Revenue growth related to student enrollment increases for Centers operating for more than one year as of June 30, 1997 resulted in $400,000, or 27%, of the increase for the quarter ended June 30, 1997 and $1 million, or 33%, of the increase for the first six months of 1997 compared to the comparable 1996 periods.

     Contract educational services revenue increased by $2.4 million, or 15%, to $18.3 million for the quarter ended June 30, 1997, and by $3.5 million, or 11%, to $35.9 million for the six months ended June 30, 1997. The revenue increase results from contracts with new customers.

     Testing services revenue increased by $5.3 million, or 23% to $28.5 million during the second quarter of 1997 and by $12.6 million, or 31%, to $53.7 million during the first six months of 1997 compared to the same periods in 1996. The increase in testing services revenues resulted primarily from the Company's acquisition of the Wall Street Institute International, B.V. and its commonly controlled affiliates (collectively,

"WSI") during the fourth quarter of 1996, increased volumes worldwide from Information Technology and professional licensure and certification clients and increased volumes and services under the Educational Testing Service domestic and international contracts.

Cost and Expenses.   Total direct costs increased 56% from $39.7 million in the second quarter of 1996 to $61.9 million in the second quarter of 1997 and increased as a percentage of total revenues from 84% in the second quarter of 1996 to 108% in the second quarter of 1997, as a result of non-recurring costs of $21.5 million being included in direct costs for the second quarter of 1997, as discussed below. Total direct costs increased 39% from $76.1 million in the first six months of 1996 to $105.6 million in the first six months of 1997 and increased as a percentage of total revenues from 86% in the 1996 period to 96% in the 1997 period, as a result of the non-recurring expenses discussed below. Excluding the non-recurring expenses, total direct costs as a percentage of total revenues would be 70% and 77% for the second quarter and six months ended June 30, 1997, respectively.

     Core educational services expense increased 140% from $5.3 million to $12.6 million in the second quarter of 1997. Core educational services expense increased 79% from $10.9 million to $19.4 million in the first six months of 1997. Included in core educational services expense for the second quarter and six month 1997 periods is a non-recurring $5.0 million contribution of the Company's Common Stock to a non-profit corporation whose sole purpose is to develop and fund advertising programs for the Sylvan Learning Centers. Company-owned Learning Center expenses increased 36%, from $3.3 million in the second quarter of 1996 to $4.5 million in the second quarter of 1997 but decreased as a percentage of Company-owned Learning Center revenues from 82% in the second quarter of 1996 to 80% in the second quarter of 1997. Company-owned Learning Center expenses increased 39%, from $6.3 million for the first six months of 1996 to $8.8 million for the first six months of 1997 but decreased as a percentage of Company-owned Learning Center revenues from 85% for the first six months of 1996 to 84% for the first six months of 1997. $900,000 of the second quarter expense increase and $1.8 million of the year to date increase relates to the acquisition of thirteen Centers from four franchisees. The remaining increase in expenses was primarily related to advertising and labor associated with increases in Center enrollment

     Contract educational services expense increased 7%, from $14.7 million in the second quarter of 1996 to $15.7 million in the second quarter of 1997 but decreased as a percentage of contract educational services revenues from 93% in the second quarter of 1996 to 86% in the second quarter of 1997. Contract educational services expense increased 6%, from 30.0 million for the first six months of 1996 to $31.9 million for the first six months of 1997 but decreased as a percentage of contract educational services revenues from 93% for the first six months of 1996 to 89% for the first six months of 1997. The decrease in contract educational services expense as a percentage of revenue for the quarter and six month period ended June 30, 1997 versus the comparable periods of 1996 is the result of leveraging the fixed costs for PACE and Public/nonpublic School services against revenue growth in 1997.

     Testing services expense increased 70%, from $19.7 million in the second quarter of 1996 to $33.6 million in the second quarter of 1997 and increased as a percentage of testing services revenues from 85% in the first quarter of 1996 to 118% in the first quarter of 1997. Testing services expense increased 54%, from $35.2 million for the first six months of 1996 to $54.2 million for the first six months of 1997 and increased as a percentage of testing services revenues from 86% for the first six months of 1996 to 101% for the first six months of 1997. The 1997 expenses for both the three month and six month periods included a $10.0 million non-recurring expense from cash and Common Stock contributed to an independent marketing fund to be used for development of the information technology testing business. The 1996 expenses included $1.2 million and $2.4 million of non-recurring expenses related to the Drake acquisition, incurred in the second quarter and first six-months of 1996, respectively. Excluding the 1997 and the 1996 non-recurring expenses, expenses as a percentage of total testing services revenue were 83% and 80% for the second quarter of 1997 and 1996, respectively, and 82% and 80% for the first six months of 1997 and 1996, respectively. The increase in testing services expense as a percentage of testing services revenues was primarily a result of increased salary and other operating costs resulting from the expected growth in business volumes in 1997.

     General and administrative expenses increased by $7.0 million to $9.9 million during the second quarter of 1997 compared to the second quarter of 1996 and increased as a percentage of revenue from 6% to 17%. General and administrative expenses increased by $7.9 million to $12.9 million during the first six months of 1997 compared to the same period in 1996 and increased as a percentage of revenue from 6% to 12%. Included in general and administrative expenses for both the second quarter and six months ended June 30, 1997 are non-recurring expenses related to a contribution of the Company's Common Stock valued at $6.5 million to Sylvan Learning Foundation, Inc., a nonprofit foundation formed to promote various educational pursuits. Excluding this non-recurring expense, general and administrative expenses are 6% of total revenues for both the quarter and six months ended June 30, 1997 compared to 6% for the quarter and six months ended June 30, 1996. The expenses did not decrease as a percentage of revenues as a result of increased administrative staff and leased space and other expenses which were added to support the growth in the Company's three divisions.

     In March 1997, the Company and National Education Corporation ("NEC") executed a definitive agreement pursuant to which the Company was to acquire NEC. In May 1997, NEC accepted a competing offer which resulted in the termination of NEC's agreement with the Company. As a result, NEC paid the Company a $30 million termination fee, which has been recorded, net of $1.5 million of transaction costs, as a separate component of non-operating income.

     The Company's effective tax rate has decreased from 41% during the first six months of 1996 to 38% during the first six months of 1997 mainly due to the effect of higher earnings levels in certain lower tax jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities was $31.4 million for the six months ended June 30, 1997 as compared to $8.0 million provided in the comparable period of 1996. Cash flow from operations before working capital changes increased from $13.4 million in the 1996 period to $41.0 million in the 1997 period, primarily as a result of non-cash issuances of common stock totaling $18.5 million, the $4.0 million loss on impairment of assets as well as significant overall growth in income from Company operations before considering non-cash charges, which primarily consist of depreciation and amortization. The Company's investment in working capital has significantly reduced cash flow, particularly as a result of the growth in accounts receivable and reductions in accounts payable and accrued expenses. The increase in accounts and notes receivable relates to an overall increase in revenue of 23% for the six months ended June 30, 1997 compared to the same period in 1996. Specifically, of the $7.3 million operating cash flow reduction attributable to an increase in accounts and notes receivable, $1.8 million is related to a note receivable resulting from the Education Inroads transaction that will be paid prior to December 31, 1997 and $2.0 million represents a loan for the development of WSI in Italy and Germany secured by the Company's stock and a call option, not expected to be exercised for 3 to 5 years, to purchase the business. The remainder results from revenue growth and higher accounts receivable levels in all business segments. The average collection period for accounts receivable has been approximately 60 days. The Company believes that uncollectible accounts receivable will not have a significant effect on future liquidity, as a significant portion of its accounts receivable are due from enterprises with substantial financial resources, such as large corporations and governmental units.

     During the first six months of 1997, the Company sold a net of $6.4 million of available for sale securities, the proceeds of which were used to reduce accounts payable and accrued expenses by $5.4 million.

     The Company continues to incur expenditures for additions to property and equipment, which totaled $9.3 million in the first six months of 1997. These additions primarily consist of furniture and equipment for general business expansion, including expenditures for new Public and Non-public school classrooms and equipment needed for overseas testing centers operated by the Company. Under the international testing contract with ETS, the Company is reimbursed for overseas equipment expenditures as the equipment is depreciated. This reimbursement includes a financing charge over the reimbursement period.

     The Company has entered into a loan agreement with a bank, (hereinafter, "the credit line") that provides an unsecured revolving line of credit. The credit line allows the Company to borrow a maximum of $15.0 million through the expiration date of May 31, 1998, at which time the total outstanding principal balance can be converted into a term loan, at the option of the Company. The term loan would be repaid over 24 months from the time of conversion. The credit line and the term loan, when converted, both bear interest at a floating rate equal to the 30 day London Interbank Offered Rate ("LIBOR") plus 1.15% per annum (6.87% at June 30,
1997). The Company had no outstanding balance on the credit line at June 30, 1997.

     During the first six months of 1997, the Company received $6.3 million as a result of the exercise of stock options and warrants to purchase 549,941 shares of Common Stock.

     During the first six months of 1997, the Company paid $4.7 million for the purchase of WSI.

     In August 1997, the Company completed a secondary stock offering and issued 1,612,292 shares of its Common Stock for net proceeds of $57.5 million after underwriting costs and expenses. Also, in connection with this offering, 453,888 options and warrants to purchase the Company's Common Stock were exercised, resulting in $1.5 million of proceeds to the Company. The proceeds of the offering will be used for general corporate purposes, which may include funding selected future acquisitions.

     In March 1997, the Company and NEC executed a definitive agreement pursuant to which Sylvan was to acquire NEC. In May 1997, NEC accepted the offer of Harcourt General, Inc. to acquire all of the stock of NEC, resulting in the termination of its agreement with the Company and the payment by NEC to the Company of the $30.0 million termination fee required by that agreement. In connection with the terminated acquisition, the Company incurred approximately $1.5 million of direct expenses. Therefore, the termination fee resulted in a $28.5 million net positive impact on the Company's cash resources in the second quarter of 1997. Subsequent to receipt of the termination fee, Sylvan invested $3.0 million in cash in a non profit corporation formed to fund the Sylvan Prometric division marketing programs.

     The Company believes that the remaining cash from the termination fee, the net proceeds of the secondary stock offering and cash provided by operations and other available financial resources will be sufficient on a short term basis and over the next 24 months to fund continued expansion of the business, including working capital needs and expected investments in property and equipment.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

(A)  EXHIBITS:

     The following exhibits are included herein:

     (11) Statement re: Computation of Per Share Earnings

(B)  REPORTS ON FORM 8-K

     During the second quarter of 1997, the Company filed a report on Form 8-K/A dated April 4, 1997 with respect to the filing of the WSI audited financial statements; a report on Form 8-K/A dated April 9, 1997, with respect to the filing of WSI pro forma financial statements; a report on Form 8-K dated April 29, 1997, with respect to the Educational Inroads acquisition; a report on Form 8-K/A dated May 20, 1997, with respect to the termination of the NEC acquisition; and a report on Form 8-K dated June 11, 1997, with respect to the consummation of the Educational Inroads acquisition.


SIGNATURES
----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.


                                    Sylvan Learning Systems, Inc.

Date:  August 13, 1997              /s/ B. Lee McGee
                                    ----------------------------
                                    B. Lee McGee, Vice President
                                    and Chief Financial Officer