Form 10-Q
period 1997-09-30
SYLVAN LEARNING SYSTEMS INC
filed 1997-11-14
CIK 912766

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q



[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarter ended SEPTEMBER 30, 1997 or
                                                ------------------

[ ]  Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from              to
                                                         -------------
              .
     ---------
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


The registrant had 30,334,370 shares of Common Stock outstanding as of November 1, 1997.

                         SYLVAN LEARNING SYSTEMS, INC.
                         -----------------------------

                                     INDEX
                                     -----

                                                                             PAGE NO.
                                                                             --------
PART I. - FINANCIAL INFORMATION

      Item 1.   Financial Statements (Unaudited)

                  Balance Sheets - December 31, 1996 and
                   September 30, 1997...........................................  3

                  Statements of Income - Three months ended
                   September 30, 1996, three months ended September 30, 1997....  5

                  Statements of Income - Nine months ended September 30, 1996, nine months ended September 30, 1997.........................  6

                  Statements of Cash Flows - Nine months ended
                   September 30, 1996, nine months ended September 30, 1997.....  7

                  Notes to Unaudited Financial Statements - September 30, 1997..  8

      Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations........................... 13

PART II. - OTHER INFORMATION

      Item 6.    Exhibits and Reports on Form 8-K............................... 21


      SIGNATURES................................................................ 21

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ IN THOUSANDS)

                                                            DECEMBER 31,    SEPTEMBER 30,
                                                                1996            1997
                                                             (RESTATED)     (UNAUDITED)
                                                            ------------    -------------
ASSETS
Current assets:
  Cash and cash equivalents                                 $     11,198    $      29,624
  Available-for-sale securities                                   16,449           80,523

  Receivables:
    Accounts receivable                                           36,431           46,819
    Costs and estimated earnings in excess of billings
      on uncompleted contracts                                     3,565            3,153
    Notes receivable                                               3,008            3,978
                                                            ------------    -------------
                                                                  43,004           53,950
  Allowance for doubtful accounts                                 (1,379)          (1,465)
                                                            ------------    -------------
                                                                  41,625           52,485

  Inventory                                                        4,470            5,786
  Deferred income taxes                                              620              625
  Prepaid expenses                                                 3,125            3,255
                                                            ------------    -------------
Total current assets                                              77,487          172,298

Notes receivable, less current portion                               563            2,668
Costs and estimated earnings in excess of billings
  on uncompleted contracts, less current portion                     550              274

Property and equipment:
  Furniture and equipment                                         37,952           43,936
  Leasehold improvements                                           5,544            6,883
                                                            ------------    -------------
                                                                  43,496           50,819
  Accumulated depreciation                                       (15,578)         (16,145)
                                                            ------------    -------------
                                                                  27,918           34,674

 Intangible assets:
  Goodwill                                                       103,986          104,671
  Contract rights                                                 13,881           13,973
  Other                                                            2,570            2,522
                                                            ------------    -------------
                                                                 120,437          121,166
   Accumulated amortization                                      (10,736)         (15,161)
                                                            ------------    -------------
                                                                 109,701          106,005

Deferred contract costs, net of accumulated amortization
  of $2,067 as of December 31, 1996 and $4,961 as of
  September 30, 1997                                              13,230           10,647

Investments in affiliates                                          3,896           10,355
Other investments                                                 24,220           25,752
Other assets                                                       2,025            5,943
                                                            ------------    -------------
Total assets                                                $    259,590    $     368,616
                                                            ============    =============

SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ IN THOUSANDS)

                                                                        DECEMBER 31,    SEPTEMBER 30,
                                                                            1996            1997
                                                                        ------------    -------------
                                                                         (RESTATED)      (UNAUDITED)
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable and accrued expenses                                 $      28,576   $      28,538
  Bank lines of credit                                                          1,000               -
  Current portion of long-term debt                                             3,182             572
  Due to former shareholders of Wall Street Institute                           4,921             250
  Deferred revenue                                                              9,543           9,666
  Other current liabilities                                                       661             350
                                                                        -------------   -------------
Total current liabilities                                                      47,883          39,376

Long-term debt, less current portion                                            2,170               -
Deferred income taxes                                                           2,338           2,304
Due to former shareholders of Drake                                             8,143               -
Due to former shareholders of Wall Street Institute                            15,150               -
Due to former shareholders of ICST & Inroads                                    3,233               -
Other long-term liabilities                                                       350             354

Stockholders' equity:
  Preferred stock, par value $.01 per share--authorized
    10,000,000 shares, no shares were issued and
    outstanding as of December 31, 1996 and September 30, 1997                         -               -
  Common stock, par value $.01 per share--authorized
    40,000,000 shares, issued and outstanding shares of
    23,980,215 as of December 31, 1996 and 28,887,292
    as of September 30, 1997                                                      240             289
  Additional paid-in capital                                                  168,547         299,186
  Foreign currency translation adjustments                                         (4)           (779)
  Unrealized holding losses on available for sale securities                      (11)              -
  Retained earnings                                                            11,551          27,886
                                                                        -------------   -------------
Total stockholders' equity                                                    180,323         326,582
                                                                        -------------   -------------

Total liabilities and stockholders' equity                              $     259,590   $     368,616
                                                                        =============   =============

See accompanying notes

SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                            THREE MONTHS ENDED
                                               SEPTEMBER 30,
                                          -----------------------
                                             1996         1997
                                          ----------- -----------
                                          (Unaudited) (Unaudited)
                                           (Restated)
Revenues                                  $    41,482 $    58,464

Cost and expenses:
Direct costs                                   32,141      44,013
General and administrative expenses             2,332       3,664
                                          ----------- -----------
    Total expenses                             34,473      47,677
                                          ----------- -----------

Operating income                                7,009      10,787

Investment income                                 232       1,267
Interest expense                                 (198)        (13)
Equity in net income (loss) of
   unconsolidated subsidiaries                    196        (461)
                                          ----------- -----------
Income before income taxes                      7,239      11,580

Income taxes                                   (2,897)     (4,053)
                                          ----------- -----------

Net income                                $     4,342 $     7,527
                                          =========== ===========

Per common and common equivalent share
   Net income                             $      0.17 $      0.25
                                          =========== ===========

See accompanying notes.

SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                           NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                      ---------------------------
                                                                          1996           1997
                                                                      -----------     -----------
                                                                      (Unaudited)     (Unaudited)
                                                                      (Restated)
Revenues                                                              $   130,196     $   168,003

Cost and expenses:
Direct costs                                                              108,281         149,573
General and administrative expenses                                         7,308          16,538
Loss on impairment of assets                                                    -           4,000
                                                                      -----------     -----------
    Total expenses                                                        115,589         170,111
                                                                      -----------     -----------

Operating income (loss)                                                    14,607          (2,108)

Investment income                                                             974           2,819
Income, net of transaction costs for termination
    of acquisition                                                              -          28,500
Interest expense                                                             (637)           (426)
Equity in net income (loss) of unconsolidated
    subsidiaries                                                              449            (848)
                                                                      -----------     -----------
Income before income taxes                                                 15,393          27,937

Income taxes                                                               (6,240)        (10,268)
                                                                      -----------     -----------

Net income                                                            $     9,153     $    17,669
                                                                      ===========     ===========
Per common and common equivalent share
   Net income                                                         $      0.36     $      0.61
                                                                      ===========     ===========

See accompanying notes.

SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ IN THOUSANDS)

                                                                                  NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                         ----------------------------------
                                                                            1996                    1997
                                                                         -----------             ----------
                                                                         (Unaudited)             (Unaudited)
                                                                         (Restated)
OPERATING ACTIVITIES
Net income                                                               $   9,153                $   17,669
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation                                                           3,941                     5,588
      Amortization                                                           5,287                     7,319
      Non-cash issuance of common stock                                          -                    18,500
      Loss on impairment of assets                                               -                     4,000
      Provision for doubtful accounts                                          159                       179
      Deferred income taxes                                                      -                       (34)
      Equity in net loss (income) of unconsolidated subsidiaries              (450)                      848
      Changes in operating assets and liabilities:
        Accounts and notes receivable                                       (4,752)                  (13,557)
        Cost and estimated earnings in excess of billings
          on uncompleted contracts                                               -                       688
        Inventory                                                             (251)                   (1,317)
        Prepaid expenses                                                      (532)                     (221)
        Other assets                                                        (1,149)                   (2,406)
        Accounts payable and accrued expenses                                1,581                    (1,384)
        Billings in excess of costs and estimated earnings
          on uncompleted contracts                                            (251)                       46
        Other current liabilities                                             (342)                        -
        Deferred revenue and other long-term liabilities                       261                       203
                                                                         ---------                ----------

Net cash provided by operating activities                                   12,655                    36,121
                                                                         ---------                ----------
INVESTING ACTIVITIES
Purchase of available-for-sale securities                                  (30,243)                  (75,269)
Proceeds from sale of available-for-sale securities                         44,571                    11,194
Increase in investments in and advances to affiliates                            -                    (6,907)
Increase in other investments                                                    -                    (1,870)
Purchase of property and equipment                                          (5,256)                  (17,787)
Proceeds from sale of property and equipment                                   116                     1,254
Contract termination fee paid to
  Drake Authorized Testing Centers                                          (4,433)                        -
Purchase of contract rights                                                 (4,872)                        -
Cash paid for intangible assets                                                  -                      (665)
Expenditures for deferred contract costs and other
 assets                                                                     (3,244)                   (1,671)
                                                                         ---------                ----------

Net cash used in investing activities                                       (3,361)                  (91,721)
                                                                         ---------                ----------

FINANCING ACTIVITIES
Payments to former shareholders of WSI                                           -                    (4,671)
Payments to former shareholders of Pace                                          -                      (369)
Proceeds from exercise of options and warrants                               2,171                    12,304
Proceeds from issuance of long term debt                                       338                         -
Proceeds from issuance of common stock                                         440                    73,430
Payments on long-term debt and capital lease obligations                    (2,452)                   (4,893)
Paydown of line of credit                                                   (3,500)                   (1,000)
                                                                         ---------                ----------

Net cash provided by (used in) financing activities                         (3,003)                   74,801
                                                                         ---------                ----------

Effects of exchange rate changes on cash                                      (164)                     (775)
                                                                         ---------                ----------

Net increase in cash and cash equivalents                                    6,127                    18,426
Cash and cash equivalents at beginning of period                             2,903                    11,198
                                                                         ---------                ----------

Cash and cash equivalents at end of period                               $   9,030                 $  29,624
                                                                         =========                 =========


See accompanying notes.

    SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES


NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

SEPTEMBER 30, 1997

NOTE A - BASIS OF PRESENTATION
         ---------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

NOTE B - INCOME TAXES
         ------------

The tax provisions for the nine month periods ended September 30, 1997 and 1996 are based on the estimated effective tax rates applicable for the full years. The Company's income tax provision of $10,268 for the nine month period ended September 30, 1997 consists of federal, state, and foreign income taxes.

NOTE C - EARNINGS PER SHARE
         ------------------

Earnings per common and common equivalent share is computed using the weighted average number of common and common equivalent shares outstanding during each period presented. The weighted average number of shares used for the three months ended September 30, 1997 and 1996 was 29,360,284 and 25,115,151,
respectively. The weighted average number of shares used for the nine month periods ended September 30, 1997 and 1996 was 27,780,887 and 25,038,781,
respectively. The difference between the number of shares used to determine earnings per common and common equivalent share and earnings per common share assuming full dilution is immaterial. Common stock equivalents consist of stock options and warrants (using the treasury stock method).

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the quarters ended September 30, 1997 and 1996 of $0.01 and $0.02 per share, respectively and for the nine month periods ended September 30, 1997 and 1996 of $0.03 and $0.03, respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share for these periods is not expected to be material.

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

     Combined and separate results of operations of Sylvan and Educational Inroads during the periods prior to the acquisition are as follows:

                                  Sylvan                         Independent
                                 Learning                        Child Study
                                Systems, Inc.      I-R, Inc.     Teams, Inc.       Combined
                                -------------   -------------   -------------   -------------
                                          ($ in thousands, except per share amounts)
THREE MONTHS ENDED
SEPTEMBER 30, 1996

Revenues                        $      38,685   $       1,453   $       1,344   $      41,482
Net income                      $       4,342   $          --   $          --   $       4,342
Net income per share            $        0.18                                   $        0.17

NINE MONTHS ENDED
SEPTEMBER 30, 1996

Revenues                        $     112,812   $       7,124   $      10,260   $      130,196
Net income                      $       9,153   $          --   $          --   $        9,153
Net income per share            $        0.38                                   $         0.36

The results of operations of Educational Inroads for each of the periods presented includes significant officers' salaries for the two owners. In connection with the merger, these two individuals have contracted for annual compensation totaling $187,500, and it is expected that the aggregate duties and responsibilities of these two individuals will not be diminished to the extent that other costs will be incurred. In addition, both Sylvan and Educational Inroads incurred legal and transaction costs which are non-recurring in nature. The following supplemental pro forma information for the three-month and nine-month periods ended September 30, 1997 and 1996 is presented solely as a result of the changed circumstances that exist following the consummation of the merger, and is necessary to realistically assess the impact of the combination.

                                                 Three months ended            Nine months ended
                                                    September 30,                 September 30,
                                                1996             1997          1996          1997
                                             -----------    -----------    -----------    -----------
                                                    ($ in thousands, except per share amounts)
Combined net income                          $     4,342    $     7,527    $     9,153    $    17,669

Contractual reduction to be made in                 (611)            --            858            800
 compensation
Legal and transactions costs                          --             --             --            400
Related income taxes (at 40%)                        244             --           (343)          (480)
                                             -----------    -----------    -----------    -----------
                                                    (367)            --            515            720
                                             -----------    -----------    -----------    -----------
Pro forma net income after contractual
 reduction in compensation                   $     3,975    $     7,527    $     9,668    $    18,389
                                             ===========    ===========    ===========    ===========
Pro forma net income per share               $      0.16    $      0.25    $      0.38    $      0.64
                                             ===========    ===========    ===========    ===========

NOTE F - STOCKHOLDERS' EQUITY
         --------------------

The components of stockholders' equity are as follows ($ in thousands):

                                                                                        Foreign
                                                           Additional    Unrealized     Currency                       Total
                                              Common         Paid-In       Holding     Translation    Retained     Stockholders'
                                               Stock         Capital       Losses      Adjustments    Earnings         Equity
                                            -----------    -----------   -----------   -----------   -----------   -------------
Balance at January 1, 1997
 (Restated)                                 $       240    $   168,547   $       (11)  $        (4)  $    11,551   $     180,323

Options and warrants exercised for
 purchase of 1,121,530 shares of common
 stock, including income tax benefit of                                                                                   12,951
 $8,342                                              11         12,940

Issuance of 357,143 Revenue Escrow
 Shares of common stock in connection
 with the acquisition of Drake                        4          8,139                                                     8,143

Issuance of 714,884 shares of common
 stock in connection with the
 acquisition of WSI                                   7         14,846                                                    14,853

Issuance of 269,118 shares of
 restricted common stock in connection
 with the creation of Sylvan Learning
 Foundation                                           3          6,497                                                     6,500

Issuance of 205,882 shares of common
 stock to ITT                                         2          6,998                                                     7,000

Issuance of 176,470 shares of common
 stock to NAC                                         2          4,998                                                     5,000

Issuance of 2,062,292 shares of common
 stock in secondary stock offering -
 net of offering costs                               20         73,410                                                    73,430

Forgiveness of debt of former
 shareholders of Educational Inroads                             2,811                                                     2,811

Distributions to former shareholders of
 Educational Inroads                                                                                      (1,334)         (1,334)

Foreign currency translation adjustment                                                       (775)                         (775)

Unrealized holding gain                                                           11                                          11

Net income for the nine months ended
 September 30 1997                                                                                        17,669          17,669
                                            -----------    -----------   -----------   -----------   -----------   -------------
Balance at September 30, 1997               $       289    $   299,186   $         0   $      (779)  $    27,886   $     326,582
                                            ===========    ===========   ===========   ===========   ===========   =============

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

In the third quarter of 1997, the Company completed a secondary stock offering and issued 2,062,292 shares of its Common Stock for net proceeds of $73.4 million after underwriting costs and expenses. Also, in connection with this offering, 453,888 options and warrants to purchase the Company's Common Stock were exercised, resulting in $1.5 million of proceeds to the Company.

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

OVERVIEW

     The Company generates revenues from three business segments: core educational services which primarily consist of franchise sales, royalties and Company-owned Learning Center revenues; testing services, which consist of computer-based testing fees paid to the Company; and contract educational services, which consist of revenues attributable to providing supplemental and remedial education services to public and non-public schools and major corporations. The following selected segment data for the quarter and nine month periods ended September 30, 1996 and 1997 is derived from the Company's consolidated financial statements.

                                              Three Months                Nine Months
                                           Ended September 30,         Ended September 30,
                                           -------------------         -------------------
                                            1996         1997            1996       1997
                                           -------     -------         -------     -------
                                                           (In thousands)
Operating Revenue:
  Core educational services......          $ 9,850     $11,207         $ 25,107    $ 31,192
  Contract educational services..            8,563       9,917           40,962      45,817
  Testing services...............           23,069      37,340           64,127      90,994
                                           -------     -------         --------    --------
     Total revenue...............          $41,482     $58,464         $130,196    $168,003
                                           =======     =======         ========    ========
Direct costs:
  Core educational services......          $ 6,742     $ 7,749         $ 17,607    $ 27,185
  Contract educational services..            7,954       7,855           38,002      39,736
  Testing services...............           17,445      28,409           52,672      82,652
                                           -------     -------         --------    --------
     Total direct costs..........          $32,141     $44,013         $108,281    $149,573
                                           =======     =======         ========    ========

RESULTS OF OPERATIONS

Comparison of results for the quarter and nine months ended September 30, 1997 to results for the quarter and nine months ended September 30, 1996.

Revenue. Total revenues increased by $17.0 million, or 41% to $58.5 million for the quarter ended September 30, 1997 and increased by $37.8 million or 29%, to $168.0 million for the nine months ended September 30, 1997 compared to the same periods in 1996. This increase resulted from higher revenues in all business segments - core educational services, testing services, and contract educational services.

     Core educational services revenue increased by $1.4 million, or 14%, to $11.2 million during the third quarter of 1997 and by $6.1 million, or 24%, to $31.2 million for the first nine months of 1997 compared to the comparable 1996 periods. Franchise royalties increased by $300,000, or 9.0%, to $3.4 million for the quarter ended September 30, 1997 and by $1.4 million, or 16%, to $10.0 million for the first nine months of 1997 compared to the comparable 1996 periods. This increase in franchise royalties was due to the net increase of 41 new Centers in new territories and 11 new satellite Centers (Centers operating within existing franchise territories) opened during the first nine months of 1997, combined with an overall 12% increase in revenues at existing Learning Centers open for more than one year. Franchise sales fees increased $500,000 to $1.0 million for the quarter ended September 30, 1997 and increased $1.3 million to $2.2 million for the first nine months of 1997, compared to the same periods in 1996. For the nine months ended September 30, 1997, there were 32 franchise Center licenses and three area development agreements totaling $1.1 million sold, compared to 22 franchise Center licenses and two area development agreements totaling $530,000 sold in the first nine months of 1996.

     Revenue from Company-owned Learning Centers increased by $500,000, or 10%, to $5.9 million during the third quarter of 1997 and by $3.5 million, or 28%, to $16.3 million during the first nine months of 1997 compared to the comparable periods in 1996. Substantially all of this increase for the third quarter and $1.7 million of the increase for the nine month period was generated from the acquisition of eight centers which occurred after September 30, 1996. The remaining increase in revenues for the nine month period related to increased student enrollments in centers which existed in both nine month periods.

     Contract educational services revenue increased by $1.4 million, or 16%, to $9.9 million for the quarter ended September 30, 1997, and by $4.9 million, or 12%, to $45.8 million for the nine months ended September 30, 1997. Revenue from Public/Non-public school contracts decreased by $300,000 for the quarter ended September 30, 1997, and increased by $600,000 for the nine months ended September 30, 1997. Revenue from PACE training services increased by $1.7 million for the quarter ended September 30, 1997, and increased $4.3 million for the nine months ended September 30, 1997, primarily the result of services provided to new customers. Revenue from Public/Non-public school contracts decreased for the quarter ended September 30, 1997 compared to the 1996 quarter primarily due to revenues earned from one time summer contracts in the 1996 period. Revenue from Public/Non-public school contracts increased for the nine months ended September 30, 1997 compared to the 1996 period, as a result of expansion of services to existing districts and contracts obtained with new districts after September 30, 1996 partially offset by the reduction due to the one time 1996 contracts discussed above.

     Testing services revenue increased by $14.3 million or 62% to $37.3 million during the third quarter of 1997 and by $26.9 million, or 42% to $91.0 million during the first nine months of 1997 compared to the same periods in 1996. The increase in testing services revenue for the third quarter and nine months ended September 30, 1997 resulted mainly from increased services under Educational Testing Service (ETS) contracts, which included the cost-plus international contract, GRE, TOEFL and PRAXIS, and certain volume-based pricing adjustments. In addition, the Wall Street Institute International, B.V. and its commonly controlled affiliates (collectively, "WSI"), which the Company acquired during the fourth quarter 1996, and increased testing services by the Armed Services Vocational Aptitude Battery (ASVAB) contributed to the increased revenues.

Cost and Expenses.   Total direct costs increased 37% from $32.1 million in the third quarter of 1996 to $44.0 million in the third quarter of 1997 but decreased as a percentage of total revenues from 77% in the third quarter of 1996 to 75% in the third quarter of 1997. Total direct costs increased 38% from $108.3 million in the first nine months of 1996 to $149.6 million in the first nine months of 1997 and increased as a percentage of total revenues from 83% in the 1996 period to 89% in the 1997 period, as a result of the non-recurring expenses discussed below. Excluding the non-recurring expenses, total direct costs as a percentage of total revenues would be 80% for the nine months ended September 30, 1997.

     Core educational services expenses increased by $1.0 million to $7.7 million, or 69% of core educational services revenue for the quarter ended September 30, 1997, compared to $6.7 million or 68% of core educational services revenue for the quarter ended September 30, 1996. Core educational services expenses increased by $9.6 million to $27.2 million, or 87% of core educational services revenue for the nine months ended September 30, 1997, compared to $17.6 million or 70% of core educational services revenue for the nine months ended September 30, 1996. Included in core educational services expense for the nine month 1997 period is a non-recurring $5.0 million contribution of the Company's Common Stock to a non-profit corporation whose sole purpose is to develop and fund advertising programs for the Sylvan Learning Centers. Excluding these non-recurring charges, total core educational services expenses as a percentage of core educational services revenue would be 71% for the nine months ended September 30, 1997.

Company-owned Learning Center expenses increased 12%, from $4.4 million in the third quarter of 1996 to $5.0 million in the third quarter of 1997. Company-owned Learning Center expenses increased 28%, from $10.8 million for the first nine months of 1996 to $13.7 million for the first nine months of 1997. $600,000 of the third quarter expense increase and $1.5 million of the year to date increase relates to the acquisition of eight Centers from three franchisees. The remaining increase in expenses was primarily related to advertising and labor associated with increases in Center enrollment. As a percentage of revenue, expenses for Company-owned Centers increased from 82% of revenues to 84% of revenues for the third quarter, but held constant at 84% of revenue for the nine month period ended September 30, 1997 compared to the same period in 1996.

     Contract educational services expense decreased by $100,000 to $7.9 million, or 79% of contract educational services revenue for the quarter ended September 30, 1997, compared to $8.0 million or 93% of contract services revenue for the third quarter of 1996, and increased by $1.7 million to $39.8 million, or 87% of contract educational services revenue during the nine months ended September 30, 1997, compared to $38.0 million or 93% of contract educational services revenue during the first nine months of 1996. The decrease in contract educational services expense as a percentage of revenue for the quarter and nine month period ended September 30, 1997 versus the comparable periods of 1996 is the result of increased profit margins for PACE and Public/Non-public school contract services in 1997, as well as a higher mix of revenue from PACE contracts in 1997 which generate a higher profit margin than Public/Non-public school contract services.

     Testing services expenses for the third quarter of 1997 increased by $11.0 million to $28.4 million, or 76% of total testing services revenue, compared to $17.4 million, or 76% of total testing services revenue for the third quarter of 1996. Testing services expense for the first nine months of 1997 increased by $30.0 million to $82.7 million, or 91% of total testing revenue, compared to $52.7 million, or 82% of total testing services revenue for the same period in 1996. During the first nine months of 1997, the increase in testing services expenses as a percentage of testing services revenues was predominantly a result of the marketing expenditures and contributions of $10 million after the breakup of the NEC acquisition. The 1996 expenses include $2.4 million of non-recurring charges related to the Drake acquisition, incurred during the first and second quarter of 1996. Therefore, the recurring expenses as a percentage of total testing services revenue for the first nine months for 1997 and 1996 were 80% and 78%, respectively. This increase in recurring expenses as a percentage of testing services revenue was primarily due to lower margins on higher revenues earned on the cost-plus ETS International contract and by increased salary and other operating costs resulting from the expected growth in business volumes in 1997, offset in part by revenue increases from volume-based pricing adjustments in the 1997 third quarter.

     General and administrative expenses increased by $1.3 million to $3.7 million during the third quarter of 1997 compared to the third quarter of 1996 but remained at 6% of revenue. General and administrative expenses increased by $9.2 million to $16.5 million during the first nine months of 1997 compared to the same period in 1996 and increased as a percentage of revenue from 6% to 10%. Included in general and administrative expenses for the nine months ended September 30, 1997 is a non-recurring expense related to a contribution of the Company's Common Stock valued at $6.5 million to Sylvan Learning Foundation, Inc., a nonprofit foundation formed to promote various educational pursuits. Excluding this non-recurring expense, general and administrative expenses are 6% of total revenues for nine months ended September 30, 1997. The expenses did not decrease as a percentage of revenues as a result of increased administrative staff, leased space costs and other expenses which were added to support the growth in the Company's three divisions.

     In March 1997, the Company and National Education Corporation ("NEC") executed a definitive agreement pursuant to which the Company was to acquire NEC. In May 1997, NEC accepted a competing offer which resulted in the termination of NEC's agreement with the Company. As a result, NEC paid the Company a $30 million termination fee, which, net of $1.5 million of transaction costs, is included as a separate component of non-operating income.

     The Company's effective tax rate has decreased from 41% during the first nine months of 1996 to 37% during the first nine months of 1997 mainly due to the effect of higher earnings levels in certain lower tax jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities was $36.1 million for the nine months ended September 30, 1997 as compared to $12.7 million provided in the comparable period of 1996. Cash flow from operations before working capital changes increased from $18.1 million in the 1996 period to $54.1 million in the 1997 period, primarily as a result of the $30.0 million in cash received from the NEC break up fee offset by the $1.5 million of transaction costs paid and the $3.0 million cash payment to a non-profit corporation formed to fund the Sylvan Prometric division marketing programs, the $4.0 million loss on impairment of assets as well as significant overall growth in income from Company operations before considering non-cash charges, which primarily consist of depreciation and amortization. The Company's investment in working capital has significantly reduced cash flow, particularly as a result of the growth in accounts receivable and reductions in accounts payable and accrued expenses. The increase in accounts and notes receivable relates to an overall increase in revenue of 29% for the nine months ended September 30, 1997 compared to the same period in 1996. Specifically, of the $13.6 million operating cash flow reduction attributable to an increase in accounts and notes receivable, $6.8 million is attributable to increased revenues in the testing services business segment, $2.6 million of which represents amounts owed the Company by the former shareholders of an acquired entity secured by the Company's stock held in escrow and $2.0 million represents a loan for the development of WSI in Italy and Germany secured by the Company's stock and a call option, not expected to be exercised for 3 to 5 years, to purchase the business. The remainder results from revenue growth and higher accounts receivable levels in the core educational services and contract educational services business segments. The average collection period for accounts receivable has been approximately 60 days. The Company believes that uncollectible accounts receivable will not have a significant effect on future liquidity, as a significant portion of its accounts receivable are due from enterprises with substantial financial resources, such as large corporations and governmental units.

     During the first nine months of 1997, the Company used a portion of the proceeds of the secondary stock offering to purchase a net of $64.1 million of available for sale securities.

     The Company continues to incur expenditures for additions to property and equipment, which totaled $17.8 million in the first nine months of 1997. These additions primarily consist of furniture and equipment for general business expansion, including expenditures for new Public and Non-public school classrooms and equipment needed for overseas testing centers operated by the Company. Under the international testing contract with ETS, the Company is reimbursed for overseas equipment expenditures as the equipment is depreciated. This reimbursement includes a financing charge over the reimbursement period.

     The Company has entered into a loan agreement with a bank, (hereinafter, "the credit line") that provides an unsecured revolving line of credit. The credit line allows the Company to borrow a maximum of $15.0 million through the expiration date of May 31, 1998, at which time the total outstanding principal balance can be converted into a term loan, at the option of the Company. The term loan would be repaid over 24 months from the time of conversion. The credit line and the term loan, when converted, both bear interest at a floating rate equal to the 30 day London Interbank Offered Rate ("LIBOR") plus 1.15% per annum (6.81% at September 30, 1997). The Company had no outstanding balance on the credit line at September 30, 1997.

     During the first nine months of 1997, the Company received $12.3 million as a result of the exercise of stock options and warrants to purchase 1,121,530 shares of Common Stock.

     During the first nine months of 1997, the Company paid $4.7 million for the purchase of WSI.

     In the third quarter of 1997, the Company completed a secondary stock offering and issued 2,062,292 shares of its Common Stock for net proceeds of $73.4 million after underwriting costs and expenses. Also, in connection with this offering, 453,888 options and warrants to purchase the Company's Common Stock were exercised, resulting in $1.5 million of proceeds to the Company. The proceeds of the offering will be used for general corporate purposes, which may include funding selected future acquisitions.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

(A)  EXHIBITS:

     The following exhibits are included herein:

     (11) Statement re: Computation of Per Share Earnings

(B)  REPORTS ON FORM 8-K

     During the third quarter of 1997, the Company filed a report on Form 8-K, dated July 15, 1997, with respect to the filing of restated audited financial statements for the years ended December 31, 1994, 1995 and 1996 and restated unaudited financial statements for the three months ended March 31, 1996 and 1997 related to the Educational Inroads acquisition.



SIGNATURES
----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.


                                    Sylvan Learning Systems, Inc.


Date:  November 13, 1997           /s/ B. Lee McGee
                                  ----------------------------
                                  B. Lee McGee, Vice President
                                  and Chief Financial Officer