Form 10-K
period 1997-12-31
SYLVAN LEARNING SYSTEMS INC
filed 1998-03-31
CIK 912766

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 1997
                                                    -----------------

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to
     __________.

                      COMMISSION FILE NUMBER     0-22844
                                               -----------

                         SYLVAN LEARNING SYSTEMS, INC.
                         -----------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                Maryland                                     52-1492296
---------------------------------------------         ------------------------
       (STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)


  1000 LANCASTER STREET, BALTIMORE, MARYLAND                    21202
---------------------------------------------         ------------------------
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (410)843-8000
                                                    ---------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                      NAME OF EACH EXCHANGE ON
            TITLE OF EACH CLASS                           WHICH REGISTERED
---------------------------------------------         ------------------------
        COMMON STOCK, PAR VALUE $.01                           NASDAQ

SECURITIES REGISTERED PURSUANT TO THE SECTION 12(g) OF THE ACT:  NONE
                                                                ------
    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [ ].

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of voting Common Stock held by non-affiliates of the registrant was approximately $1.2 billion as of March 17, 1998.

The registrant had 29,670,910 shares of Common Stock outstanding as of March 17, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

Certain information in Sylvan Learning Systems, Inc.'s definitive Proxy Statement for its 1998 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than April 30, 1998 is incorporated by reference in Part III of this Form 10-K.

                                     INDEX
                                     -----

                                                                       PAGE NO.
                                                                       --------
PART I.

      Item 1.    Business.............................................     3
      Item 2.    Properties...........................................    10
      Item 3.    Legal Proceedings....................................    10
      Item 4.    Submission of Matters to a Vote of Security Holders..    10

PART II.

      Item 5.    Market for Registrant's Common
                   Equity and Related Stockholder Matters.............    11
      Item 6.    Selected Financial Data..............................    11
      Item 7.    Management's Discussion and Analysis of
                   Financial Condition and Results of Operations......    16
      Item 8.    Financial Statements and Supplementary Data..........    23
      Item 9.    Changes in and Disagreements With Accountants
                   on Accounting and Financial Disclosure.............    23

PART III.

      Items 10., 11., 12. and 13. are incorporated by reference from
                 Sylvan Learning Systems, Inc.'s definitive Proxy
                 Statement which will be filed with the Securities
                 and Exchange Commission, pursuant to Regulation 14A,
                 not later than April 30, 1998........................    24

PART IV.

      Item 14.   Exhibits, Financial Statement Schedules,
                   and Reports on Form 8-K............................    24

SIGNATURES

                                    PART I.
                                    ------



ITEM 1.  BUSINESS

  Sylvan Learning Systems, Inc. ("the Company" or "Sylvan") is the leading provider of educational services to families, schools and industry. The Company provides lifelong educational services through three lines of business: the Sylvan Prometric division delivers computer-based testing for academic admissions and professional certification programs, and includes the operations of Wall Street Institute, a European based franchisor and operator of learning centers for English language instruction that will also administer certain computer-based testing programs throughout Europe and Latin America; the Sylvan Learning Centers division provides personalized instructional services to students of all ages and skill levels and the Sylvan Contract Educational Services division provides educational services and professional development through contracts with school systems and other organizations. Sylvan's services are delivered through its network of more than 3,000 educational and testing centers around the globe. In 1997, total system-wide revenues were approximately $395.5 million, composed of $193.6 million from core educational services ($162.4 million from franchised Learning Centers and $31.2 million from Company-owned Learning Centers, product sales, franchise sales fees and other franchise service revenues), $135.3 million from testing services and $66.6 million from contract educational services. Note 21 of the 1997 audited financial statements contains additional disclosures regarding the Company's business and geographic segments.


CORE EDUCATIONAL SERVICES: SYLVAN LEARNING CENTERS

  Sylvan is widely recognized as providing high quality educational services with consistent, quantifiable results, and has delivered its core educational service to more than 1.1 million students primarily in grades three through eight over the past 18 years. The Company's core educational service segment provides supplemental instruction in reading, mathematics and reading readiness, featuring an extensive series of standardized diagnostic tests, individualized instruction, a student motivational system and continued involvement from both parents and the child's regular school teacher.

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

  Learning Centers range from 1,000 to 3,500 square feet. Instruction is given at U-shaped tables designed to ensure that teachers work with no more than three students at a time. The student's individualized one hour lesson includes a five segment mastery approach. There are special incentives, such as tokens redeemable for novelties and toys, to motivate the student to achieve the program's objectives and to strengthen the student's enthusiasm for learning. Personal computers at each Learning Center are used by the student as a supplemental learning tool. The Learning Center's Director of Education monitors the progress of each student after each hour of instruction.

  Instructors schedule parent conferences after every 12 hours of a student's program. Throughout a student's course of study, the Learning Center tests the student using the same standardized diagnostic tests, and the results are shared with the parents in personal conferences, during which the student's continuation in a Sylvan program is discussed.

  Franchise Operations. As of December 31, 1997, there were a total of 670 Learning Centers in 49 states, five

Canadian provinces, Hong Kong, South Korea and Guam operated by the Company or its franchisees. As of that date, there were 460 franchisees operating 622 Sylvan Learning Centers. During 1997, 60 franchised Learning Centers were opened and five were closed. In addition, during 1997, 13 franchisee-owned Learning Centers were acquired by the Company. Fewer than 2% of franchisees are currently more than three months in arrears in the payment of franchise royalties, and the Company does not believe that the closing of any or all of the Learning Centers of these franchisees would have a material adverse effect on the Company because the royalties earned from these franchisees only represented approximately 1% of total franchise royalties earned by the Company in 1997.

  The Company licenses franchisees to operate Sylvan Learning Centers in a specified territory, the size of which depends on the number of school-age children and average household incomes in the area. Franchisees must obtain the Company's approval for the location and design of the Learning Center and of all advertising, and must operate the Learning Center in accordance with the Company's methods, standards and specifications. Most Learning Centers are located in suburban areas and have approximately 10 employees, two of which are typically full-time employees and eight of which are part-time instructors. The cost to open a typical franchised Learning Center ranges from approximately $79,000 to $145,000, including the franchise license fee, furniture, equipment and an initial supply of certain items required under the Company's franchise agreement.

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

  Sylvan operates a quality assurance review program to maintain the quality of Sylvan Learning Centers. Sylvan's field operations managers confirm franchisee compliance with the Company's standards, including training requirements, exclusive use of approved educational materials and programs, correct administration of testing materials, proper execution of supervisory procedures, sufficient time spent in parent/teacher conferences, staffing and Learning Center appearance. Sylvan's field managers counsel franchisees that fail to meet the Company's quality or financial performance standards and assist these franchisees in developing a plan to improve their Learning Centers' performance. When necessary, the Company assists franchisees in selling their franchises.

  The Company believes there is significant potential for additional franchised Learning Centers both domestically and internationally. A number of territories with only one Learning Center could support one or more additional Learning Centers based upon the number of school-age children in the market area. The Company is actively encouraging existing franchisees in these territories to open additional Learning Centers. In addition, management has identified at least 234 territories in North America, primarily in smaller markets, in which there are no Learning Centers. The Company is actively seeking franchisees for a number of these territories. Forty-two new territories were sold in 1997.

  The Company has sold franchise rights for the operation of Learning Centers in South Korea, Hong Kong, China, the United Kingdom, Spain and the Philippines.
In pricing international franchise rights, the Company takes into account estimates of the number of centers that could be opened in an area.

  The Company's typical franchise agreement (the "License Agreement") grants a license to operate a Sylvan Learning Center and to use Sylvan's trademarks within a specified territory. The franchisee is required to purchase from Sylvan certain diagnostic and instructional materials, student record forms, parental information booklets and explanatory and promotional brochures developed by the Company. Sylvan specifies requirements for other items necessary for operation of a Learning Center, such as computers, instructional materials and furniture. The Company currently offers a License Agreement with an initial term of ten years, subject to unlimited additional ten year extensions at the franchisee's option on the same terms and conditions. The initial license fee ranges from $34,000 to $42,000, depending on factors such as the number of school-age children in the territory. Royalties are either 8% or 9% of gross revenues of the Learning Center, and the royalty rate depends upon the demographics of the territory and is specified in the License Agreement. Advertising spending requirements range from $1,000 to $3,500 per month, or up to 6% of gross revenues, whichever is greater. The License Agreement has been revised periodically, and several franchisees are operating under older agreements with variations from the above terms. Approximately 10% of franchisees operate under older agreements with royalties as low as 6% and without any requirement to contribute to the national advertising fund. The remaining 90% of the franchisees are required to contribute a minimum of 1.0% to 1.5% of gross revenues to the national advertising fund. The fund is administered by the SLC National Advertising Fund, Inc. ("SNAF"). The Franchise Owners Association ("FOA") owns the SNAF. The FOA is an association whose members consist of Sylvan franchise owners. Franchisees must submit monthly financial data to the Company.

  Company-owned Learning Centers. As of December 31, 1997, Sylvan owned and operated 48 Learning Centers: five in Baltimore, seven in Dallas, six in Los Angeles, five in Orange County, California, six in the greater Philadelphia area, six in South Florida, eight in the greater Washington, D.C. area and five in the greater Minneapolis area. The Company's operation of Learning Centers enables it to test new educational programs, marketing plans and Learning Center management procedures. As of December 31, 1997, eleven of the Company-owned Learning Centers contained Technology Centers for computer-based testing. Company-owned Learning Centers give the Company a local presence in key markets, which has been helpful in marketing the Company's services to school districts utilizing Title I funds and to employers interested in the Sylvan-At-Work and PACE programs (see "Contract Educational Services" on page 7). The Company may consider selected acquisitions of additional Learning Centers now operated by franchisees.


SYLVAN PROMETRIC

  The Company conducts its testing business through 1,981 testing centers, 1,125 of which are located in the United States and Canada and the remainder of which are located in 103 foreign countries. These centers are classified as either Sylvan Technology Centers ("STCs") or Authorized Prometric Testing Centers ("APTCs"). STCs are generally located in certain existing franchisee and Company-owned and operated sites. During 1997, the Company added 691 testing centers, of which 617 were APTCs. The Company believes that it can increase capacity by adding workstations at existing testing centers, as well as by opening new testing centers. Opening a new testing center can take up to 120 days. Computer-based tests, which can be offered during regular school hours and on weekends at STCs, increase the utilization of Learning Centers. Testing also increases the public awareness of Sylvan Learning Centers and the Company's core educational services.

  For STCs, Sylvan provides the supporting infrastructure and administration, including computer equipment and software systems in each testing center and where appropriate, registration and scheduling of candidates, downloading of individual tests and training and certification of STC personnel in accordance with procedures established by the sponsoring testing organization. The franchisee provides the space and staffing for the testing center. The Company enters into contracts directly with the testing organization, such as Educational Testing Service ("ETS"), under which Sylvan receives a fee based upon the number of tests given. The Company has entered into a separate agreement with each franchisee that operates a testing center, whereby the franchisee receives a fee per test that decreases as the volume of the tests delivered increases.

  APTCs must meet certain criteria established by the Company for administering computer-based testing and are required to furnish the space, equipment and personnel needed for their operation and receive compensation for test delivery in various forms including marketing assistance for their core business.

  Principal customers in the information technology ("IT") industry are Microsoft Corporation and Novell, Inc.. IT customers sponsor worldwide certification programs for various professionals such as network administrators and engineers, service technicians, instructors, application specialists and developers, and system administrators, operators and engineers. Certification testing for Microsoft and Novell accounted for $39.3 million, or 29%, of Sylvan Prometric's revenues in fiscal 1997.

  ETS, a leading educational testing firm, develops and administers more than
9.0 million tests each year, including the Graduate Record Exam ("GRE"), the Graduate Management Admissions Test ("GMAT"), The Test of English as a Foreign Language ("TOEFL"), the National Teachers Exam ("NTE") and the Advanced Placement Program, sponsored by organizations such as the College Board. The largest tests administered by ETS are the SAT, of which 2.3 million are given annually to college-bound students, and the PSAT, of which 1.9 million are given annually to all students in grade 10 or 11. As one of the largest and most influential test developers and administrators, ETS is leading the conversion of tests to computer-based format from pencil and paper versions.

  The Company developed a working relationship with ETS as a result of a joint venture between ETS and a predecessor of the Company in the late 1980s. This relationship facilitated the Company's entering into a master agreement with ETS (the "ETS Agreement"), under which the Company is the exclusive commercial provider of computer-based tests administered by ETS. This exclusivity provision does not apply to the SAT, PSAT and Achievement Tests that are sponsored by the College Board.

  During 1997, the Company recognized approximately $33.2 million, or 25% of Sylvan Prometric's revenues in fiscal 1997, from services for ETS. The Company provides testing services through two contracts with ETS to provide services both in North America and internationally. Sylvan initially signed a contract for computer-based test delivery in North America in 1993 with a term expiring in 1999. This North American contract was renegotiated in 1997 and now extends through 2005. The North American contract continues to provide that Sylvan will be ETS's exclusive commercial provider of computer-based testing services in North America, provided Sylvan can provide sufficient capacity to meet candidate testing demand, in accordance with the criteria set forth in the contract. Further, the contract provides that the Company will deliver not less than 50% of ETS's computer-based testing volume (excluding College Board tests) in North America.

  The North American contract also provides that ETS may establish computer-based test sites (subject to the requirement for 50% of the computer-based testing volume being delivered by the Company) at three specific ETS locations, at ETS client specific locations and at test centers located in colleges, universities and similar institutions. At present, there are approximately 40 ETS operated test sites.

  ETS and the Company entered into an international contract for delivery of ETS computer-based tests in 1994. The terms of the contract stipulate that the Company will be compensated for its services through a fee equal to approved costs, plus 10 percent, and the Company recognizes revenue accordingly. The Company also is reimbursed for its cost of capital and any foreign exchange losses. During 1997, the Company recognized revenues of approximately $17.7 million under this contract. In return for the cost plus compensation, the Company is required to establish a network of international computer-based testing sites and to deliver ETS's computer-based tests. The contract provides that the Company shall be the exclusive provider of computerized commercial testing capacity to ETS for all secure testing programs outside North America. ETS may establish its own test sites only where Sylvan fails to provide sufficient capacity as defined by the contract or where the Company's costs of providing the service would be prohibitive. There are no ETS sites for computer-based testing operated internationally. During 1997, the Company expanded international testing for ETS to a total of 116 permanent and 30 temporary sites in 79 countries.

  Under the ETS agreements, the Company offers computer-based versions of ETS' PRAXIS examination, which is used to license beginning teachers, the GRE, which is used by graduate schools to evaluate applicants, and through a contract with the National Council of State Boards of Nursing, a computer-based licensing examination (NCLEX) for registered and practical nurses. In October 1997, Sylvan and ETS converted the GMAT examination to computer-based delivery on a world-wide basis.

  In addition to the tests offered through its partnership with ETS, the Company is one of three entities licensed by the FAA to deliver computer-based versions of various pilot and mechanical licensing tests for private aviation. In addition to FAA testing, the Company provides testing services for organizations in many other fields, such as for computer professionals, medical laboratory technicians and military candidates.

  The Company, in December 1996, purchased Wall Street Institute International, B.V. and it's commonly controlled affiliates (collectively, "WSI"), a European based franchisor and operator of learning centers where English is taught through a combination of computer-based and live instruction. Typically, the instructional programs are approximately nine months to one year in duration. WSI has more than 200 company-owned and franchised centers in operation throughout Europe and Latin America.

  The 1996 acquisition of WSI is an important step in Sylvan's strategy to increase its services to the adult education marketplace and to expand internationally. Sylvan began building a global network for the delivery of computer-based testing services in early 1994 through an exclusive international alliance with ETS. In addition to offering the English language programs, WSI locations will be utilized by Sylvan to administer certain computer-based testing programs throughout Europe and Latin America, and accordingly is considered part of the Company's Sylvan Prometric testing division.

  WSI has 82 centers in Spain with the remainder in France, Germany, Italy, Portugal, Switzerland, Mexico, Chile, and Venezuela. WSI's international expansion was accomplished by selling Master Licensing agreements, with each Master Licensor obtaining franchisees to open centers in their development areas. Sylvan plans to continue this strategy to expand WSI's presence globally, with a focus on the Middle East, Africa and the Pacific Rim region.

  Effective December 1, 1997, the Company purchased Block Testing Services L.P., Block State Testing Services L.P. and National Assessment Institute, Inc., (collectively "NAI/Block"), commonly-controlled companies engaged in the business of designing, marketing, selling, distributing and administering paper and pencil tests for the licensing of individuals. NAI/Block operates 12 regional offices that develop and administer licensing examinations on the state, county and local municipality level for various industries, including but not limited to the construction, cosmetology, real estate and medical industries. These 12 regional offices provide examinations for 41 states, the District of Columbia and the Virgin Islands. With the acquisition of NAI/Block, the Company is now providing services to a market that it had not previously serviced.


CONTRACT EDUCATIONAL SERVICES: PUBLIC AND NON-PUBLIC SCHOOL BASED PROGRAMS FUNDED BY FEDERAL TITLE I AND STATE-BASED PROGRAMS; EDUCATIONAL INROADS, PACE AND SYLVAN-AT-WORK

  Title I and state-based programs. The federal government and various state and local governmental agencies allocate funds to local school districts to provide supplemental remedial education to academically and economically disadvantaged students. The main program is the Title I (formerly Chapter I) program, administered by the U.S. Department of Education. Federal law now contains minimum student performance standards for each school district receiving Title I funds. The Company believes that because of its proven record of achieving measurable improvement in the reading and mathematics skills of its students nationwide, it is positioned to provide supplemental educational services to school districts receiving Title I and similar state funds. As of December 31, 1997, the Company had contracts to provide supplemental remedial educational services to the following public schools: 45 Baltimore schools, 12 Chicago schools, 10 Detroit schools, eight Washington D.C. schools, five St. Paul schools, four Richmond schools and 25 schools in twelve other school districts.

    In January 1998, the Company was awarded a contract to provide supplemental remedial education services in eight public schools in the district of Compton, California.

  Using Company personnel, Sylvan offers virtually the same core educational services to students in schools as is offered at Sylvan Learning Centers. The school designates a classroom to be the Learning Center for the duration of the contract and modifies the classroom to resemble a typical Learning Center. Sylvan personnel administer standardized diagnostic tests and, based on the results, prescribe an individualized learning program for each child. Students typically receive two hours of instruction per week, which includes the use of personal computers as in a Learning Center. The Company can provide these services to students after school, on Saturdays, during the summer or as a "pullout" program during the regular school day, which is the method currently prescribed by most current contracts. There is a high degree of individual attention, with student to teacher ratios of no more than three to one. The program is designed to include a high degree of parental involvement, and teachers make a special effort to have the parents involved.

  Under most of its contracts, the Company has guaranteed that each student who receives instruction in the Sylvan program and meets prescribed attendance requirements will achieve some minimum measure of improvement required by the school districts, as measured by standardized tests. Improvement is measured using various standardized measures, including normal curve equivalents ("NCE's") a generally accepted statistical measure of student performance. The typical minimum improvement required is two NCE's per year. If a student does not achieve the required improvement, the Company will provide 12 hours of remedial instruction to that student during the following summer or school year without charge. The Company has not incurred significant expense related to this guarantee. Under the contracts, the school districts pay the Company a set fee for all services, materials and equipment. The contracts have terms of one to three years, with the latest expiring in June 2001. All of the contracts contain provisions for cancellation by school district officials based on funding constraints.

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

  Educational Inroads. On May 30, 1997 the Company acquired by merger all of the outstanding stock of I-R, Inc. and Independent Child Study Teams, Inc. (collectively, "Educational Inroads") in exchange for 1,414,000 shares of common stock. I-R, Inc. and Independent Child Study Teams, Inc. were commonly owned by two shareholders. Educational Inroads provides remedial and special education services to public and non-public school systems, with current contracts in New Jersey, Maryland, Louisiana, Washington D.C. and other school districts.

  PACE. In March 1995, the Company acquired The PACE Group ("PACE"), a provider of educational and training services to large corporations throughout the United States. Services offered by PACE include racial and gender workplace diversity training and skills improvement programs such as writing, advanced reading, listening and public speaking. This acquisition compliments the Company's Sylvan-At-Work program and extends the core educational services the Company offers to adults in the corporate workplace. PACE provides educational and training services, typically on-site, to businesses throughout the United States and generated $15.6 million in revenues for the year ended December 31, 1997. Management believes PACE is capitalizing on the trend toward outsourcing of training services by large corporations. PACE licenses most of these programs from the individuals who developed them and pays royalties ranging from 5% to 15% of the revenues generated from the programs. These programs are typically offered on-site from one to several days at a time and are conducted by trained instructors employed by PACE, or, in some cases, PACE will train the customer's employees to conduct the programs. Additionally, a corporation may purchase a site license to offer a particular PACE program. PACE currently has 26 sales offices throughout the United States and markets the programs locally through its sales force. PACE customers include Ford Motor Company, IBM, BankOne, General Motors and AT&T.

  Sylvan-At-Work. The Company's Sylvan-At-Work program is a modified version of Sylvan's core educational service provided to businesses on-site. Programs are currently offered for Motorola, Inc., at one site in Austin, Texas; for Texas Instruments Incorporated, at three sites in the Dallas area; and for Lockheed Martin Energy Systems, Inc., at one site in Tennessee.

  The Canter Group. In January 1998, the Company acquired Canter and Associates, Inc. and Canter Educational Productions, Inc. (collectively, "The Canter Group" or "Canter"), a leading provider of training, staff development and graduate courseware for educators. The Canter Group had revenues of approximately $20.0 million in 1997. This acquisition will allow Sylvan to continue to expand into the college and university market with a proven course curriculum.


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

  The Company is actively involved in marketing computer-based testing services to national and international academic testing organizations, such as ETS, and licensing and professional certification organizations. The Company's network of testing centers, centralized registration capability and computer-based testing experience offers important competitive advantages. The Company markets its school-based educational services to several public school systems and state education departments. This marketing effort has been expanded to seek contracts for both public and non-public schools, where both are administered by the local public school district.

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

  The Company's contract educational services segment's most significant competitor remains the public school system itself. Given the unique position of public education in the United States, the Company believes that educational reforms implemented directly by school officials will not face the same degree of public resistance that the Company may face. The Company also competes with school reform efforts sponsored by private organizations and universities and with consultants hired by school districts to provide assistance in the identification of problems and implementation of solutions. The Company is aware of several entities that currently provide Title I and state-based programs for students attending parochial and private schools on a contract basis.

  Sylvan Prometric also has a small number of direct competitors. These competitors include organizations that have opened centers to offer specific computer-based tests under contracts with the administrators of those tests.


GOVERNMENT REGULATION

  Title I. Title I school districts are responsible for implementing Title I in carrying out their educational programs. Title I regulations, as well as provisions of Title I itself, direct Title I school districts to satisfy obligations including involving parents in their children's education, evaluating and reporting on student progress, providing equitable services and other benefits to eligible non-public school students in the district and other programmatic and fiscal requirements. In contracting with school districts to provide Title I services, the Company has become and will continue to be, subject to various Title I requirements and may become responsible to the school district for carrying out specific functions required by law. For example, under the Baltimore City Schools' contract, Sylvan has responsibility for soliciting parental involvement, introducing program content adequate to achieve certain educational gains and maintaining the confidentiality of student records. The Company's failure to adhere to Title I requirements or to carry out regulatory responsibilities undertaken by contract may result in contract termination, financial liability, or other sanctions.

  Franchise. The sales of franchises are regulated by various state authorities as well as the Federal Trade Commission (the "FTC"). The FTC requires that franchisors make extensive disclosure to prospective franchisees but does not require registration. A number of states require registration and prior approval of the franchise offering document. In addition, several states have "franchise relationship laws" or "business opportunity laws" that limit the ability of a franchisor to terminate franchise agreements or to withhold consent to the renewal or transfer of these agreements. While the Company's franchising operations have not been materially adversely affected by such existing regulation, the Company cannot predict the effect of any future legislation or regulation.


Trademarks

  The Company has a federal trademark registration for the words "Sylvan Learning Center" and distinctive logo (a reading child), a service mark for the words "Sylvan Prometric" and various other trademarks and service marks and has applications pending for a number of other distinctive phrases. The Company also has obtained foreign registrations of a number of the same trademarks. The Company's License Agreement grants the franchisee the right to use the Company's trademarks in connection with operation of the franchisee's Learning Center.

EMPLOYEES

  As of December 31, 1997, the Company had approximately 3,600 employees, 2,000 of whom were classified as full-time and 1,600 of whom were classified as part-time. Most of the Company's part-time employees are teachers in school-based programs, Company-owned Learning Centers and Sylvan-At-Work programs. None of the Company's employees are represented by a union and the Company considers its relationship with its employees to be good.


EFFECT OF ENVIRONMENTAL LAWS

  The Company is in compliance with all environmental laws. Future compliance with environmental laws is not expected to have a material effect on the business.


ITEM 2.  PROPERTIES

  The Company leases all of its facilities, consisting principally of administrative office space and Learning Centers and testing sites. The Company leases approximately 108,000 square feet of space in Baltimore, Maryland for its administrative offices. In addition, the Company leases approximately 55,000 square feet in Minneapolis, Minnesota for general office space and a registration center, 27,000 square feet in Woodlawn, Maryland for a registration center and 14,600 square feet in Baltimore, Maryland for a Logistics Center.
The Company also leases space for the 48 Company-owned Learning Centers in Maryland, Texas, California, Pennsylvania, Delaware, New Jersey, Florida, Minnesota and Virginia, ranging from 1,500 to 3,500 square feet per Learning Center. The Company also leases space for 80 testing centers in areas where there is no Learning Center franchise. These spaces range from 500 to 3,500 square feet. The Company leases space for 54 international testing sites ranging from 500 to 5,000 square feet, with the lease terms from three to five years.


ITEM 3.  LEGAL PROCEEDINGS

  From time to time, the Company may be a party to routine litigation incidental to its business. At this time, the Company is the defendant in a legal proceeding pending in the United States District Court for the Northern District of Iowa, Civil Action No. C96-334MJM, filed on November 18, 1996 by ACT, Inc., an Iowa nonprofit corporation formerly known as American College Testing Program, Inc. ("ACT"). ACT's claim arises out of the Company's purchase of contract rights to administer testing services for the National Association of Securities Dealers, Inc. ("NASD"). ACT has asserted that the Company tortuously interfered with ACT's relations, contractual and quasi-contractual, with the NASD, caused ACT to suffer the loss of its advantageous economic prospects with the NASD and other ACT clients and that the Company has monopolized and attempted to monopolize the computer-based testing services market. ACT has claimed unspecified amounts of compensatory, treble and punitive damages, as well as injunctive relief. The Company believes that all of ACT's claims are without merit.

  At this time the Company is not a party, either as plaintiff or defendant, in any other material litigation.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1997.

                                   PART II.
                                   --------


ITEM 5.  MARKET FOR REGISTRANTS'S COMMON
         EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock has traded on the NASDAQ Stock Market since its initial public offering on December 9, 1993. The Company's trading symbol is SLVN. The high and low trade prices for 1996 and 1997 for the Company's common stock are set out in the following table. These prices are as reported by NASDAQ, and reflect inter-dealer price quotations, without retail mark-up, mark down or commission and may not necessarily represent actual transactions.

           1996                 High       Low
           ---------------     ------     ------

             1st Quarter       $26.17     $18.00
             2nd Quarter       $27.50     $21.33
             3rd Quarter       $27.50     $18.67
             4th Quarter       $33.00     $24.25


           1997                 High       Low
           ---------------     ------     ------

             1st Quarter       $37.75     $24.25
             2nd Quarter       $37.38     $23.88
             3rd Quarter       $44.50     $32.75
             4th Quarter       $46.25     $38.00

  No dividends were declared on the Company's Common Stock during the years ended December 31, 1996 and 1997, and the Company does not anticipate paying dividends in the future.

  The number of registered shareholders of record as of March 17,1998 was 326.

  During the year ended December 31, 1997, the Company issued 1,104,104 shares of its common stock that were not registered under the Securities Act of 1933. On January 28, 1997, the Company issued 434,340 shares to Dr. Luigi T. Peccenini pursuant to the acquisition of WSI. On February 3, 1997, the Company issued 39,552 shares to Carter Holdings, Inc. for the purchase of six franchised learning centers. On June 30, 1997, the Company issued 214,000 shares to Sylvan Learning Foundation as a charitable contribution. On June 30, 1997, the Company contributed 205,882 shares to IT Training Marketing Company. On June 30, 1997, the Company contributed 149,059 shares to SLC National Advertising Fund, Inc. On September 30, 1997, the Company issued 2,450 shares to Harold A. Sakayan for the purchase of one franchised learning center. On September 30, 1997, the Company issued 15,557 shares to the shareholders of PMZ Inc. for the purchase of nine franchised learning centers. On December 10, 1997, the Company issued 21,632 shares to Ralph Celidonio and 21,632 shares to Vince Donohue for the purchase of a business.


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

  On February 1, 1991, Sylvan Learning Corporation (a predecessor to the Company) and KEE, Incorporated ("KEE"), a computer training software development business owned by a group of investors including Messrs. Hoehn-Saric and Becker, the Co-CEOs of Sylvan, entered into a joint venture by contributing substantially all of their assets to Sylvan KEE Systems, a Maryland general partnership (the "Partnership"), each in exchange for a 50% interest in the Partnership. Messrs. Hoehn-Saric and Becker assumed management responsibility for the Partnership. The Partnership operated the business through January 26, 1993, when KEE purchased all of Sylvan Learning Corporation's outstanding common stock.

  Following KEE's purchase of the stock of Sylvan Learning Corporation, the Partnership was dissolved, and all of its assets and liabilities were transferred to KEE. KEE changed its name to Sylvan KEE Systems, Inc. and later to Sylvan Learning Systems, Inc., in contemplation of the disposition of the assets of the KEE division. During 1993, Sylvan sold all of KEE's assets and liabilities for $2.2 million to Computer Innovations Distribution Inc., which operates under the name Computerland of Canada and is a subsidiary of SHL Systemhouse Inc. KEE's business had generated operating losses for all periods and is presented in the Statements of Operations as a discontinued operation.

  The selected statement of operations data for the year ended December 31, 1993 consists of the results of the Partnership for the month of January 1993, plus the results of Sylvan for the eleven months ended December 31, 1993.

The selected financial data for the years ended December 31, 1994, 1995, 1996 and 1997 have been derived from Sylvan's financial statements which have been audited by Ernst & Young LLP. The financial data should be read in conjunction with the historical Consolidated Financial Statements and Notes thereto.

  On May 30, 1997, the Company acquired by merger all of the outstanding stock of Educational Inroads. Educational Inroads provided contract educational services to school districts in New Jersey and several other states. On February 17, 1995, the Company acquired by merger all of the outstanding stock of Remedial Education and Diagnostic Services, Inc. and READS, Inc. (collectively, "READS"). READS is based in Philadelphia, Pennsylvania and provides remedial and education services, psychological, diagnostic and counseling services, career awareness training, and a variety of consulting services. Services are delivered under contracts with school districts, county-wide educational agencies and municipalities in the Eastern United States. During 1994, the Company acquired by merger all of the outstanding stock of Learning Services, Inc. "LSI") and all of the outstanding stock of Loralex Corporation ("Loralex"). These companies owned and operated a total of nine Sylvan Learning Centers located in the Northeast United States and Florida, respectively. All of these acquisitions have been accounted for by the Company as poolings-of-interests and, accordingly, the Company's financial statements have been restated for all periods prior to these acquisitions to include the results of operations of Educational Inroads, READS, LSI and Loralex. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Background." The selected statements of operations data include the operations of certain acquired businesses accounted for using the purchase method of accounting from the date of the respective acquisition, as further described in the notes to the accompanying schedule of Selected Consolidated Financial Data.

                    SELECTED CONSOLIDATED FINANCIAL DATA (1)

                                                   PARTNERSHIP
                                                   AND SYLVAN
                                                    COMBINED                           SYLVAN
                                                 ---------------  ------------------------------------------------------
                                                      YEAR           YEAR          YEAR          YEAR          YEAR
                                                      ENDED          ENDED         ENDED         ENDED         ENDED
                                                   DECEMBER 31,    DECEMBER 31,  DECEMBER 31,  DECEMBER 31,  DECEMBER 31,
                                                      1993            1994          1995          1996          1997
                                                  --------------  ------------  ------------  ------------  ------------
                                                                     (THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:

  Revenues:.........................................  $51,519     $   68,748    $  111,059    $  181,936    $  246,212

  Cost and expenses:
    Direct costs....................................   44,056         60,388        96,708       150,449       206,621
    General and administrative expense..............    6,255          4,998         6,206         8,755        20,468
    Loss on impairment of assets....................       --             --         3,316            --         4,000
                                                      -------        -------      --------      --------      --------
       Total cost and expenses......................   50,311         65,386       106,230       159,204       231,089
                                                      -------        -------      --------      --------      --------
    Operating income................................    1,208          3,362         4,829        22,732        15,123
    Non-operating income (expense)..................     (116)           224           391           363        27,974
    Interest income (expense), net..................   (1,290)           (62)       (1,440)          551         2,401
                                                      -------        -------      --------      --------      --------
    Income (loss) from continuing operations
     before income taxes and extraordinary
     items..........................................     (198)         3,524         3,780        23,646        45,498
    Income taxes....................................       (7)           (76)         (209)       (8,850)      (16,064)
                                                      -------        -------      --------      --------      --------
    Income (loss) from continuing
     operations before extraordinary items..........     (205)         3,448         3,571        14,796        29,434
    Discontinued operations (2):
      Loss from operations, net of tax..............     (375)            --            --            --            --
      Gain on disposal..............................      580             --            --            --            --
                                                      -------        -------      --------      --------      --------
      Income from discontinued operations...........      205             --            --            --            --
                                                      -------        -------      --------      --------      --------
    Net income before extraordinary items...........       --          3,448         3,571        14,796        29,434
    Extraordinary items (3).........................     (177)            --            --            --            --
                                                      -------        -------      --------      --------      --------
      Net income(loss)..............................  $  (177)       $ 3,448      $  3,571      $ 14,796      $ 29,434
                                                      =======        =======      ========      ========      ========

    Earnings (loss)  per common share, basic (4):
      Income (loss) from continuing operations
       before extraordinary items....................  $(0.03)         $0.24         $0.24         $0.64         $1.09
      Income from discontinued operations............    0.03             --            --            --            --
      Extraordinary items............................   (0.03)            --            --            --            --
                                                       ------          -----         -----         -----         -----
    Earnings (loss) per common share, basic..........  $(0.03)         $0.24         $0.24         $0.64         $1.09
                                                       ======          =====         =====         =====         =====

   Earnings (loss) per common share, diluted (4):
     Income (loss) from continuing operations
      before extraordinary items.....................  $(0.03)         $0.21         $0.21         $0.60         $1.03
     Income from discontinued operations.............    0.03             --            --            --            --
     Extraordinary items.............................   (0.03)            --            --            --            --
                                                       ------          -----         -----         -----         -----
   Earnings (loss)  per common share, diluted........  $(0.03)         $0.21         $0.21         $0.60         $1.03
                                                       ======          =====         =====         =====         =====

   Shares used in computation  (4):

     Basic...........................................   6,448         14,522        15,132        23,029        26,886
                                                     ========         ======        ======        ======       =======

     Diluted.........................................   6,448         16,286        17,079        24,586        28,538
                                                     ========         ======        ======        ======       =======

 BALANCE SHEET DATA (AT PERIOD END):
   Cash and cash equivalents......................... $11,499        $ 4,366      $  2,903      $ 11,198      $ 23,150
   Available-fore-sale securities....................   1,248          2,537        30,735        16,449        82,926
   Net working capital...............................  12,665         13,166        39,407        29,603       113,453
   Intangible assets and deferred contract costs.....   7,000          7,932        82,849       122,932       194,576
   Total assets......................................  42,003         50,046       174,070       259,590       475,754
   Long-term debt and capital leases.................   6,640          9,814         9,854        32,228        73,328
   Stockholders' equity..............................  24,563         32,481       137,148       180,323       340,371

                                                        (footnotes on next page)

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


    During 1994, Sylvan acquired by merger all of the outstanding stock of Learning Services, Inc. ("LSI") and all of the outstanding stock of Loralex Corporation ("Loralex"). These companies owned and operated a total of nine Sylvan Learning Centers located in the Northeast United States and Florida. On February 17, 1995, Sylvan acquired by merger all of the outstanding stock of Remedial Education and Diagnostic Services, Inc. and READS, Inc. (collectively, "READS"), a Philadelphia-based provider of remedial, education and a variety of consulting services to school districts, county-wide educational agencies and municipalities in the Eastern United States. The READS, Loralex and LSI acquisitions have been accounted for by Sylvan as poolings-of-interests and, accordingly, Sylvan's financial statements have been restated for all periods presented to include the results of operations of READS, Loralex and LSI.

    Effective September 30, 1995, Sylvan acquired Drake Prometric, L.P. ("Drake"), a leading provider of computer-based certification, licensure and assessment testing. The transaction was accounted for using the purchase method of accounting, and Sylvan's results of operations from October 1, 1995 include the operations of Drake.

    Effective December 1, 1996, Sylvan acquired Wall Street International, B.V., and its commonly controlled affiliates (collectively "Wall Street"), a European-based franchisor and operator of learning centers that teach the English language. This transaction was accounted for using the purchase method of accounting and Sylvan's results of operations from December 1, 1996 include the operations of Wall Street. Sylvan paid $4.9 million of the $20.1 million purchase price in cash and the remainder in 714,884 shares of Common Stock.

    On May 30, 1997, the Company consummated its acquisition by merger of all the outstanding common stock of Educational Inroads. Educational Inroads provides contract educational services to school districts in New Jersey and several other states. The Educational Inroads acquisition has been accounted for by Sylvan as a pooling-of-interests and, accordingly, Sylvan's financial statements have been restated for all periods prior to the acquisition to include the results of operations of Educational Inroads. Educational Inroads generated revenues of $24.8 million in 1996.

    Effective December 1, 1997, the Company purchased the assets and liabilities of Block Testing Services L.P. and Block State Testing Services L.P. and also acquired all of the outstanding common stock of National Assessment Institute, Inc., (collectively, "NAI/Block"), commonly controlled companies engaged in the business of designing, marketing, selling, distributing and administering paper and pencil tests for the licensing of individuals. The acquisition, which was paid for by issuing 642,901 shares of common stock valued at $24.6 million in January 1998, was accounted for using the purchase method of accounting, and Sylvan's results of operations from December 1, 1997 include the operations of NAI/Block.

(2) Represents Sylvan's computer training software development business which was sold in September 1993 and a Canadian computer testing business, 80.1% of which was sold in 1992.

(3) Represents the $350,000 gain on extinguishment of a $3.5 million debt to Learning Centers, Inc., and a $527,000 loss on an extinguishment of $5.0 million of notes payable to stockholders, each recorded in 1993.

(4) In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share ("Statement No. 128"). Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully-diluted earnings per share. Earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement No. 128 requirements.

    In February 1998, the SEC issued Staff Accounting Bulletin No. 98 ("SAB No. 98"), which redefined "cheap stock" for registrants completing initial public offerings of their common stock. The 1993 earnings per share amount has been restated to conform to the requirements of SAB No. 98.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


ALL STATEMENTS CONTAINED HEREIN THAT ARE NOT HISTORICAL FACTS, INCLUDING BUT NOT LIMITED TO, STATEMENTS REGARDING THE ANTICIPATED IMPACT OF UNCOLLECTIBLE ACCOUNTS RECEIVABLE ON FUTURE LIQUIDITY, EXPENDITURES TO DEVELOP LICENSING AND CERTIFICATION TESTS UNDER EXISTING CONTRACTS, THE COMPANY'S CONTINGENT PAYMENT OBLIGATIONS RELATING TO THE DRAKE ACQUISITION, FUTURE CAPITAL REQUIREMENTS, POTENTIAL ACQUISITIONS AND THE COMPANY'S FUTURE DEVELOPMENT PLANS ARE BASED ON CURRENT EXPECTATIONS. THESE STATEMENTS ARE FORWARD LOOKING IN NATURE AND INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY DIFFER MATERIALLY. AMONG THE FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY ARE THE
FOLLOWING: CHANGES IN THE FINANCIAL RESOURCES OF THE COMPANY'S CLIENTS; TIMING AND EXTENT OF TESTING CLIENTS CONVERSIONS TO COMPUTER-BASED TESTING; AMOUNT OF REVENUES EARNED BY THE COMPANY'S TESTING OPERATIONS; THE AVAILABILITY OF SUFFICIENT CAPITAL TO FINANCE THE COMPANY'S BUSINESS PLAN ON TERMS SATISFACTORY TO THE COMPANY; GENERAL BUSINESS AND ECONOMIC CONDITIONS; AND OTHER RISK FACTORS DESCRIBED IN THE COMPANY'S REPORTS FILED FROM TIME TO TIME WITH THE COMMISSION. THE COMPANY WISHES TO CAUTION READERS NOT TO PLACE UNDUE RELIANCE ON ANY SUCH FORWARD LOOKING STATEMENTS, WHICH STATEMENTS ARE MADE PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND, AS SUCH, SPEAK ONLY AS OF THE
DATE MADE.


OVERVIEW

  Sylvan generates revenues from three business segments: core educational services which primarily consist of franchise sales, royalties and Sylvan-owned Learning Center revenues; testing services, which consist of computer-based testing fees paid to Sylvan and the operations of WSI; and contract educational services, which consist of revenues attributable to providing supplemental remedial education services to public and non-public schools and major corporations. The following selected segment data is derived from the Company's audited consolidated financial statements.

                                                 YEAR          YEAR          YEAR
                                                ENDED          ENDED        ENDED
                                              DECEMBER 31,  DECEMBER 31,  DECEMBER 31,
                                                 1995           1996          1997
                                              ------------  ------------  ------------
Operating revenue:
 Core educational services..................      $ 26,063      $ 36,799      $ 44,289
 Contract educational services..............        50,430        58,186        66,582
 Testing services...........................        34,566        86,951       135,341
                                                  --------      --------      --------
  Total revenue.............................       111,059       181,936       246,212
                                                  --------      --------      --------

Direct costs:
 Core educational services..................        18,675        25,557        36,708
 Contract educational services..............        47,685        53,373        56,057
 Testing services...........................        30,348        71,519       113,856
                                                  --------      --------      --------
  Total direct costs........................        96,708       150,449       206,621
                                                  --------      --------      --------

RESULTS OF OPERATIONS

Comparison of results for the year ended December 31, 1997 to the year ended December 31, 1996.

  Revenues. Total revenues increased by $64.3 million, or 35%, to $246.2 million for the year ended December 31, 1997, compared to the same period in 1996. This increase resulted from higher revenues in all business segments -- core educational services, testing services and contract educational services.


  Core educational services revenues increased by $7.5 million, or 20%, to $44.3 million for 1997. Franchise royalties increased $1.9 million or 17%, for 1997. This increase in franchise royalties was due to an overall 10% increase in revenues at existing Learning Centers open for more than one year combined with a net increase of 60 new Learning Centers opened in 1997.

  Franchise sales fees increased by $1.3 million, or 43%, to $4.5 million for the year ended December 31, 1997 compared to the same period in 1996. For the year ended December 31, 1997, there were six area development agreements sold for $2.9 million and 42 franchise Center licenses sold, as compared to 38 franchise Center licenses and four area development agreements sold for $1.7 million in the same period in 1996. Product sales decreased by $190,000, or 5%, to $3.7 million for 1997.

  Revenues from Company-owned Learning Centers increased by $4.2 million, or 22%, to $22.7 million during 1997. Revenue growth related to student enrollment increases for Centers operating over 12 months as of December 31, 1997 resulted in $4.0 million, or 24%, of the increase for 1997 compared to 1996. Approximately $1.1 million of the revenue increase resulted from the acquisition of thirteen centers from five franchisees.

  Contract educational services revenue increased by $8.4 million, or 14%, to $66.6 million for the year ended December 31, 1997. Revenue from public and non-public contracts increased by $2.2 million for the year ended December 31, 1997, primarily the result of contracts with new school districts. Revenue from PACE contracts accounted for $6.2 million of the increase for 1997. The PACE increase resulted primarily from contracts with new customers.

  Revenue from new public and non-public contracts obtained after December 31, 1996 contributed $5.3 million to revenue for 1997. Revenue from existing public and non-public contracts obtained before December 31, 1996 decreased by $3.1 million in 1997, primarily related to reduced funding in certain school districts and certain contracts expiring in 1997.

  Testing services revenue increased by $48.3 million, or 56%, to $135.3 million during the year ended December 31, 1997, compared to the year ended December 31, 1996. The increase in testing services revenues resulted mainly from increased services under Educational Testing Service (ETS) contracts, which included the cost-plus international contract, GRE, GMAT, and TOEFL, and certain volume-based pricing adjustments, testing in the information technology and professional licensure businesses. WSI, acquired in December 1996, contributed $19.0 million of the revenue increase.

  Cost and Expenses. Total direct costs increased 37%, from $150.4 million in 1996 to $206.6 million in 1997 and increased as a percentage of total revenues from 83% in 1996 to 84% in 1997 as a result of non-recurring expenses of $21.5 million being included in direct costs in 1997, as discussed below. Excluding the non-recurring expenses, total direct costs as a percentage of total revenues would be 75% for the year ended December 31, 1997.

  Core educational services expense increased 44% from $25.6 million in 1996 to $36.7 million in 1997. Included in core educational services expense for the 1997 period is advertising expense related to a non-recurring $5.0 million contribution of the Company's common stock to a non-profit corporation whose sole purpose is to develop and fund advertising programs for the Sylvan Learning Centers. Franchise services expense increased by $8.0 million, to $17.5 million or 82% of franchise related revenues for the year ended December 31, 1997, compared to $9.5 million, or 52% of franchise related revenues for the year ended December 31, 1996. The lower margin in franchise services was primarily due to the non-recurring expense discussed above, as well as to costs incurred for development of new financing and after-school programs and additional management staff for the Learning Center division.

  Company-owned Learning Center expense increased by $3.1 million, to $19.2 million or 85% of Company-owned Learning Center services revenues for the year ended December 31, 1997, compared to $16.1 million, or 87% of Company-owned Learning Center services revenues for the year ended December 31, 1996. The increase resulted from $1.1 million of expenses associated with 13 acquired Learning Centers, and increases in advertising, labor and general overhead associated with increased Center enrollment. Expenses for Centers operating over 12 months as of December 31, 1997 accounted for $2.0 million of the increase for 1997.

  Contract educational services expense increased by $2.7 million to $56.1 million, or 84% of contract educational services revenues during 1997, compared to $53.4 million, or 92% of contract educational services revenues during 1996. Operating expenses for public and non-public schools decreased $1.3 million, while operating expenses for PACE increased by $3.5 million for the year ended December 31, 1997. The decrease in contract educational services expense as a percentage of revenue for 1997 versus 1996 is the result of increased profit margins for PACE and public and non-public services in 1997, as well a higher mix of revenue from PACE contracts which generate a higher profit margin than public and non-public services. In March 1998, the additional contingent consideration payable to the former shareholders of PACE resulting from the purchase of PACE in 1995 was determined to be $25.8 million, which was recorded as additional goodwill and is being amortized over the estimated remaining useful life of 22 years. This amount will increase the amount of amortization associated with the contract educational services segment by $1.2 million in 1998.

  Testing service expenses for the year ended December 31, 1997 increased by $42.4 million to $113.9 million, or 84% of total testing services revenue, compared to $71.5 million, or 82% of total testing services revenue for the year ended December 31, 1996. The increase in testing services expense as a percentage of testing services revenues was predominantly a result of a non-recurring marketing expense of $10.0 million related to a contribution to IT Training Marketing Company, a nonprofit corporation whose sole purpose is to fund promotional and channel support programs for the Sylvan Prometric distribution channel. The 1996 expense includes $2.4 million of non-recurring charges related to the Drake acquisition, incurred during the first and second quarter of 1996. Excluding these effects, expenses as a percentage of total testing revenue for 1997 and 1996 were 77% and 79%, respectively. This decrease in recurring expenses as a percentage of testing services revenue was primarily due to the fixed expenses of the division being spread over a higher revenue base as well as the effects of a full year of results of WSI, at higher incremental margins, being included in 1997 compared to only one month in the 1996 period.

  General and administrative expenses increased by $11.7 million to $20.5 million during 1997 and increased as a percentage of revenues from 4.8% to 8.3%. Included in general and administrative expenses is a non-recurring expense related to a contribution of the Company's common stock valued at $6.5 million to Sylvan Learning Foundation, Inc., a nonprofit foundation formed to promote various educational pursuits. Excluding this non-recurring expense, general and administrative expenses are 5.7% of total revenues for 1997. The expenses did not decrease as a percentage of revenues as a result of increased administrative staff, leased space costs and other expenses which were added to support the current and expected growth in the Company's three divisions.

  In March 1997, the Company and National Education Corporation ("NEC") executed a definitive agreement pursuant to which the Company was to acquire NEC. In May 1997, NEC accepted a competing offer which resulted in the termination of NEC's agreement with the Company. As a result, NEC paid the Company a $30.0 million termination fee, which has been recorded, net of $1.5 million of transaction costs, as a separate component of non-operating income.

  In May 1997, the Company determined that certain assets of Sylvan Prometric were impaired as a result of certain strategic changes that were made as a result of pursuing the NEC acquisition. During and after the acquisition negotiations with NEC, the Company developed certain plans that resulted in required changes in both software systems and hardware currently utilized in Sylvan Prometric's network of centers. The plans continued to be valid for the Company even after the NEC acquisition was terminated. The impaired assets, consisting of computer equipment and software, were impaired as a result of changes in the technical requirements and specifications of certain computer hardware and software. The amount of the impairment loss was determined by evaluating the likely sales proceeds from the disposition of the assets compared to their book value. The Company determined that it was unlikely that the net cash proceeds from the sale of any assets would be significant, and therefore recorded an impairment loss equal to the net book value of the assets of $4.0 million.

  Investment and other income increased by $2.9 million to $4.5 million during 1997, primarily due to the $2.0 million non-cash dividend income received from the Company's investment in JLC Holdings, Inc. and the higher cash and investment balances resulting from the NEC termination fee and the proceeds received from the sale of the Company's common stock during 1997. The Company's interest expense decreased by $0.5 million due to the repayment of all outstanding Educational Inroads debt in the second quarter of 1997.

  The Company reported losses of $2.1 million in 1997 from its investment in affiliates, consisting primarily of $1.4 million attributable to Caliber Learning Network, Inc., in which the Company has an equity investment. The Company and MCI Communications Corp. organized Caliber in November of 1996.

  The Company's effective tax rate has decreased from 37% during the 1996 to 35% during 1997 mainly due to the effect of proportionately higher earnings levels attributable to foreign countries with lower tax rates than the U.S.

Comparison of results for the year ended December 31, 1996 to the year ended December 31, 1995.

  Revenues. Total revenues increased 64%, from $111.1 million in 1995 to $181.9 million in 1996. This increase resulted from greater revenues in all business segments--core educational services, testing services and contract educational services.

  Core educational services revenues increased 41%, from $26.1 million in 1995 to $36.8 million in 1996. Franchise royalties increased 21%, from $9.2 million in 1995 to $11.2 million in 1996. This increase in franchise royalties was due to an overall 19% increase in revenues at Learning Centers that had been operating for more than one year as of December 31, 1996 combined with a net increase of 49 Learning Centers opened during 1996.

  Franchise sales fees increased 49%, from $2.1 million in 1995 to $3.2 million in 1996. During 1996, there were four area development agreements sold for $1.7 million and 38 franchise Learning Center licenses sold, compared to two area development agreements sold for $550,000 and 43 Learning Center licenses sold during 1995.

  Revenues from Company-owned Learning Centers increased 61%, from $11.5 million in 1995 to $18.5 million in 1996. Revenue growth related to increased student enrollment at Learning Centers that had been operating for more than one year as of December 31, 1996, resulted in $3.4 million, or 30%, of the increase from 1995 to 1996. Approximately $3.2 million of the revenue increase resulted from the acquisition of 11 Learning Centers from two franchisees. The opening of one new Learning Center during 1996 resulted in an additional $350,000 of revenues during 1996. Product sales increased 23%, from $3.2 million in 1995 to $3.9 million in 1996. This increase resulted from overall student enrollment increases at franchised Learning Centers.

  Contract educational services revenues increased 15%, from $50.4 million in 1995 to $58.2 million in 1996. Revenues from public and non-public school contracts accounted for $5.9 million of the increase, and greater revenues from PACE accounted for $1.9 million of the increase. The PACE increase primarily resulted from the fact that the acquisition, accounted for as a purchase, was effective February 28, 1995, and as such the 1995 revenues of Sylvan only reflect ten months of PACE revenues.

  Revenues from public and non-public school contracts executed during 1996 contributed $2.2 million to 1996 revenues. Revenues from public and non-public school contracts executed during 1995 increased by $4.6 million in 1996, primarily because a full year of revenues were generated under these contracts during 1996.

  Testing services revenues increased 152%, from $34.6 million in 1995 to $87.0 million in 1996. The significant increase in testing services revenues resulted primarily from the September 1995 acquisition of Drake, which provided increased revenues from IT clients. Increased services under ETS contracts, including the cost-plus international contract and the Graduate Record Exam (the "GRE"), and other professional testing revenue increases, including NASD testing, which began in February 1996, also contributed to the increase in testing services revenues.

  Cost and Expenses. Total direct costs increased 56%, from $96.7 million in 1995 to $150.4 million in 1996, but decreased as a percentage of total revenues from 87% in 1995 to 83% in 1996. Core educational services expense increased 37%, from $18.7 million in 1995 to $25.6 million in 1996. Franchise services expense increased 11%, from $5.9 million in 1995 to $6.5 million in 1996 but decreased as a percentage of franchise royalties and sales revenues from 52% in 1995 to 46% in 1996. The increased margin in 1996 primarily related to the effects of leveraging the fixed costs of supporting this line of business over a larger revenue base. Company-owned Learning Center expense increased 55%, from $10.4 million in 1995 to $16.1 million in 1996 but decreased as a percentage of Company-owned Learning Center services revenues from 90% in 1995 to 87% in 1996. Of the increase, $3.1 million related to the acquisition of 11 Learning Centers. The remaining increase is primarily from advertising, labor and general overhead expense associated with increased enrollment at Learning Centers that had been operating prior to 1996.

  Contract educational services expense increased 12%, from $47.7 million in 1995 to $53.4 million in 1996 but decreased as a percentage of contract educational services revenues from 95% in 1995 to 92% in 1996. The decline in these expenses as a percentage of contract educational services revenues resulted from increased revenues without corresponding increases in overhead. Operating expenses for public and non-public school contracts increased $4.6 million during 1996, while operating expenses for PACE increased $1.1 million during the same period. The PACE increase resulted from the fact that the acquisition, accounted for as a purchase, was effective February 28, 1995, and as such the 1995 results only reflect ten months of PACE results.

  Testing services expense increased 136%, from $30.3 million in 1995 to $71.5 million in 1996 but decreased as a percentage of testing services revenue from 88% in 1995 to 82% in 1996. The increased expense resulted primarily from the acquisition of Drake and the increased registration and delivery costs associated with an increased volume of tests. Testing services expense in 1996 included $2.4 million of amortization of contract rights related to the Drake acquisition. Testing services expense in 1995 included $4.1 million of amortization of contract rights, imputed interest and salary termination charges related to the Drake acquisition. Excluding non-recurring charges, testing services expense, as a percentage of testing services revenues, increased from 76% in 1995 to 79% in 1996. The principal reasons for this percentage increase in 1996 are the full year amortization of goodwill associated with the Drake acquisition and increased staffing levels required to meet the growth in business volumes that occurred during 1996 and expected growth in business activity in 1997.

  General and administrative expense increased 41%, from $6.2 million in 1995 to $8.8 million in 1996, but decreased as a percentage of total revenues, from 6% in 1995 to 5% in 1996. The percentage decline resulted from increased revenues in all segments without corresponding increases in overhead.

  There was $1.4 million of net interest expense in 1995 and $0.6 million of net interest income in 1996. This change resulted primarily from the $1.1 million of interest expense imputed on the purchase of Drake and an increase in the average invested cash amounts in 1996 compared to 1995.

  The Company's effective tax rate increased from 6% in 1995 to 37% in 1996. This increase was the primarily the result of a 1995 decrease in the amount of the valuation allowance for deferred tax assets, consisting principally of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

  Cash provided by operating activities increased $31.9 million, from $23.6 million in 1996 to $55.5 million in 1997. This increase is attributable to a variety of factors, the most significant of which was a $35.5 million increase in operating income before non-cash charges.

  Sylvan's investment in working capital continues to reduce net cash flow from operations, particularly as a result of the growth in accounts and notes receivable. The $26.4 million increase in accounts and notes receivable is principally the result of a 35% increase in revenue during 1997. Of the $26.4 million cash flow reduction attributable to an increase in accounts and notes receivable, $12.3 million is related to Sylvan's expanding testing contracts and $3.8 million is related to new and expanded public school contracts. The increase in amounts due from expanding testing contracts resulted from higher domestic testing volumes and a significant increase in billings under the international contract with ETS to establish overseas testing capacity. ETS typically makes monthly payments for domestic activity and quarterly payments for international services. Accounts receivable from public school-based programs have increased due to billings under new contracts obtained in 1996 and 1997. Notes receivable for new area development agreements accounted for $3.2 million of the increase in 1997 and a note receivable from one of the former owners of WSI accounted for another $2.0 million. Increases in revenue for all business segments contributed to the remaining accounts and note receivable increase of $5.1 million. Sylvan believes that uncollectible accounts receivable will not have a significant effect on future liquidity, as a significant portion of its accounts receivable are due from enterprises with substantial financial resources, such as ETS and governmental units.

  Cash flow from operations in 1997 was favorably impacted by an increase in accounts payable, accrued expenses and income taxes payable of $16.3 million. This increase relates to the overall increase in expenses, including income taxes, of $79.4 million.

  The Company's investing activities include the investment of excess cash in available-for-sale securities. During 1997, the Company's investments increased $66.5 million to $82.9 million. These investments are readily marketable and available for use in current operations. The Company also made $9.3 million of additional investments or loans to affiliates accounted for using the equity method, consisting primarily of additional investments and loans to Caliber Learning Network, Inc., in the amount of $7.2 million. In January 1997, the Company completed the acquisition of WSI and paid cash to the sellers and incurred acquisition costs totaling $4.7 million.

  Sylvan continues to incur expenditures for additions to property and equipment, which totaled $28.7 million in 1997. These additions consist primarily of furniture and equipment for general business expansion, including expenditures for the headquarters facility, new public school-based programs' classrooms, and equipment needed for overseas testing centers operated by Sylvan. Under the international testing contract with ETS, Sylvan is reimbursed for overseas equipment expenditures as the equipment is depreciated. This reimbursement includes a financing charge over the reimbursement period.

  The Company has entered into a loan agreement with a bank, (hereinafter the "credit line") that provides an unsecured revolving line of credit. The credit line allows the Company to borrow a maximum of $15.0 million through the expiration date of May 31, 1998, at which time the total outstanding principal balance can be converted into a term loan, at the option of the Company. The term loan would be repaid over 24 months from the date of issuance. The credit line and the term loan both bear interest at a floating rate equal to the 30 day London Interbank Offered Rate ("LIBOR") plus 1.15% per annum. The credit line had no outstanding borrowings at December 31, 1997.

  In the third quarter of 1997, the Company issued 2,062,292 shares of its common stock for net proceeds of $73.7 million, after underwriting costs and expenses. The Company also received $5.0 million of cash as a result of the exercise of stock options and warrants to purchase 1,137,245 shares of common stock in 1997.

  The Company will be required to make cash payments of $13.5 million in 1998 to the former shareholders of PACE in settlement of contingent consideration arising from the 1995 acquisition of PACE. This amount has been classified as a current liability in the consolidated balance sheet at December 31, 1997. Also, as of December 31, 1997, the Company is obligated to issue directly to certain shareholders of acquired companies common stock with a value of $56.4 million. This amount is classified as a long-term liability in the consolidated balance sheet at December 31, 1997. The Company has nominal amounts of long-term debt outstanding at December 31, 1997.

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


CONTINGENT MATTERS

  In connection with the PACE acquisition, Sylvan will be required to make a contingent payment equal to 6.5 times PACE's 1997 earnings before interest and income taxes ("EBIT"). EBIT in 1997 was $4.0 million, resulting in additional consideration of $25.8 million. The contingent payment is payable $13.5 million in cash ($14.5 million offset by $1.0 million of amounts owed the Company by the former owners of PACE) and the remainder in shares of common stock. The Company has recorded this additional consideration as a liability and increased goodwill and will amortize that amount over the remaining estimated recovery period.

  Upon the acquisition of Drake in September 1995, the Company entered into two contingent payment obligations related to the acquisition. The first related to 1,785,714 shares of common stock (the "Revenue Escrow Shares") that were placed in escrow to be released to the sellers provided certain revenue targets relating to portions of the computer-based testing business are achieved from 1996 through 1998. Based on testing revenues earned by the Company in 1996 and 1997, 60% of the Revenue Escrow Shares (1,071,429 shares) have been earned through December 31, 1997. As of December 31, 1997, an additional $28.2 million of goodwill related to the earned shares was recorded and will be amortized over the remaining estimated useful life. The 714,286 Revenue Escrow Shares earned in 1997 will be released to the sellers in 1998.

  The sellers of Drake may receive up to an additional $40.0 million (payable 12.5% in cash and the balance in either cash or restricted shares of common stock, at the Company's option) as a second component of contingent consideration. This component will be earned if other revenue targets relating to portions of the combined computer-based testing business are achieved in 1998 or 1999 (with the measuring year selected by the sellers).

  Sylvan has put in place a corporate-wide Year 2000 task force with representatives for each business segment. This task force has conducted a comprehensive review of Sylvan's computer systems to identify the systems that would be affected by the Year 2000 issue and is developing an implementation plan to resolve the issues. The Company is also surveying critical suppliers and customers to determine the status of their Year 2000 compliance programs. The Company presently believes that, with modifications to the existing systems and implementation of new hardware and software, the Year 2000 project will not pose any significant operational problems. The Company anticipates completing the Year 2000 project by June of 1999. The future and total costs relating to the Year 2000 issue are not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flow.

EFFECTS OF INFLATION

  Inflation has not had a material effect on Sylvan's revenues and income from continuing operations in the past three years. Inflation is not expected to have a material future effect.

QUARTERLY FLUCTUATIONS

  Sylvan's revenues and operating results have varied substantially from quarter to quarter and may continue to vary, depending upon the timing of implementation of new computer-based testing contracts and contracts funded under Title I or similar programs. Based on Sylvan's limited experience, revenues generated by computer-based testing services may vary based on the frequency or timing of delivery of individual tests and the speed of test administrators' conversion of tests to computer-based format. In addition, franchise license fees earned by the Company in its core educational services and testing services segments may vary significantly from quarter to quarter. Revenues or profits in any period will not necessarily be indicative of results in subsequent periods.



ITEM 8.  FINANCIAL STATEMENTS

  The financial statements of the Company are included on pages 29 through 63 of the report as indicated on page 28.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  There were no changes in accountants, disagreements, or other events requiring reporting under this Item.

                                   PART III.
                                   ---------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF SYLVAN LEARNING SYSTEMS, INC.

  Information required is set forth under the caption "Election of Directors" in the Proxy Statement relating to the 1998 Annual Meeting of Shareholders, which is incorporated by reference.

  Information required pertaining to compliance with Section 16 (a) of the Securities and Exchange Act of 1934 is set forth under the caption "Election of Directors" in the Proxy Statement relating to the 1998 Annual Meeting of Shareholders, which is incorporated by reference.


ITEM 11.  EXECUTIVE COMPENSATION

  Information required is set forth under the caption "Executive Compensation" in the Proxy Statement relating to the 1998 Annual Meeting of Shareholders, which is incorporated by reference.


ITEM 12.  SECURITY OWNERSHIP AND CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information required is set forth under the caption "Security Ownership" in the Proxy Statement relating to the 1998 Annual Meeting of Shareholders, which is incorporated by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information required is set forth under the caption "Certain Transactions" in the Proxy Statement relating to the 1998 Annual Meeting of Shareholders, which is incorporated by reference.

                                   PART IV.
                                   --------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

 (a) The following documents are filed as a part of this report:

  1. FINANCIAL STATEMENTS

     The response to this portion of Item 14 is submitted as a separate section of this Report.

  2. FINANCIAL STATEMENT SCHEDULES

     All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are inapplicable or immaterial and therefore have been omitted.

 (b) Reports on Form 8-K:

     The Registrant did not file any reports on Forms 8-K and 8-K/A during the fourth quarter ended December 31, 1997.

 3.  EXHIBITS

 (a)  Exhibits:

   Exhibit
   Number                                                     Description
------------                                                  -----------
       3.01  Articles of Amendment and Restatement of the Charter.(b)
       3.03  Amended and Restated Bylaws dated September 27, 1996.(n)
       4.01  Specimen Common Stock Certificate.(b)
       4.02  Form of Warrant to Purchase Common Stock of Sylvan KEE Systems, Inc. dated January 26, 1993.(b)
       4.03  Form of Warrant to Purchase Common Stock of Sylvan KEE Systems, Inc. dated July 14, 1993.(b)
       4.07  Rights Agreement by and between Registrant and State Street Bank & Trust Company dated as of October 1,
             1996.(i)
       5.01  Opinion of Piper & Marbury L.L.P.(a)
      10.01  Agreement of Lease by and between Rouse & Associates-Quarry and KEE Systems, Inc. dated May 15, 1990.(b)
      10.02  Agreement of Lease by and between Rouse & Associated-Quarry and KEE Systems, Inc. dated May 6, 1990.(b)
      10.03  Lease Agreement between Harbor East Parcel G-Office, LLC and Sylvan Learning Systems, Inc. dated August
             24, 1995(c)
      10.04  Master Agreement Between Educational Testing Service and Sylvan Learning Systems, Inc. for
             Computer-Based Testing Services at Sylvan Technology Centers dated September 1, 1993. (Portions of this document have been omitted pursuant to a request for confidential treatment.)(b)
      10.05  Term Lease Master Agreement between Sylvan Learning Systems and IBM Credit Corporation dated March 31,
             1992.(b)
      10.06  Director Stock Option Plan.(b)
      10.07  Employee Stock Option Plan.(b)
      10.08  Management Stock Option Plan.(b)
      10.19  KEE, Incorporated Non-Qualified Stock Option Plan.(b)
      10.10  Sylvan Employee Confidentiality and Non-Disclosure Agreement and Covenant Not to Compete.(b)
      10.11  $2.5 Million Revolving Loan, $3.76 Million Term Loan and $5.0 Million Revolving Loan with NationsBank.(d)
      10.12  Indemnification Agreement by and between Sylvan KEE Systems, Tom D. Wippman and David H. Jacobson dated
             September 17, 1992.(b)
      10.13  Guaranty Agreement by Sylvan KEE Systems in favor of Encyclopedia Britannica, Inc. dated October 1,
             1992.(b)
      10.14  Form of Non-Competition Agreement by and between Sylvan KEE Systems, Inc. and Douglas L. Becker dated
             January 26, 1993.(b)
      10.15  Certification and Testing Services Agreement by and between TRO Learning, Inc. and
             Sylvan Learning Systems, Inc. dated August 31, 1993.(b)
      10.16  Plato Educational Products Purchase and License Agreement by and between TRO Learning, Inc. and Sylvan
             Learning Systems, Inc. dated August 31, 1993.(b)
      10.17  Form of Franchise Agreement.(b)
      10.18  Form of Technology Center Agreement.(b)
      10.19  Agreement and Plan of Reorganization dated July 14, 1994 by and between Registrant and Learning
             Services, Inc.(e)
      10.20  Agreement and Plan of Reorganization dated July 14, 1994 by and between Registrant and Loralex Learning,
             Inc.(e)
      10.21  Agreement and Plan of Reorganization dated February 17, 1995 by and between Registrant and Remedial
             Education and Diagnostic Services, Inc.(f)
      10.22  Agreement and Plan of Reorganization dated as of March 1, 1995, by and between Registrant and the PACE
             Group.(g)
      10.23  Agreement and Plan of Reorganization dated as of July 28, 1995, by and between Registrant and Drake
             Prometric, L.P.(h)

      10.24  Lease Agreement dated August 24, 1995, First Amendment dated May 13, 1996 and Second Amendment dated
             November 11, 1996 by and between Registrant and Harbor East, LLC.(n)
      10.25  Revolving Credit Note to NationsBank, N.A. dated December 31, 1996.(n)
      10.26  Senior Management Option Plan dated March 29, 1996.(n)
      10.27  Securities Purchase Agreement by and between Registrant and JLC Holdings, Inc., Software Systems
             Corporation and JLC Learning Corporation dated November 1, 1996.(j)
      10.28  Agreement and Plan of Reorganization dated January 28, 1997 by and between Registrant and Wall Street
             Institute.(k)
      10.29  Agreement and Plan of Reorganization dated May 30, 1997 among Registrant and I-R, Inc. and Independent
             Child Study Teams, Inc.(l)
      10.30  Sylvan Learning Systems, Inc. Employee Stock Purchase Plan.(m)
      21.00  Subsidiaries of the Registrant.(n)
      23.01  Consent of Ernst & Young LLP.
      23.02  Consent of Deloitte & Touche L.L.P.
      27.01  Financial Data Schedule for the year ended December 31, 1997.
      27.02  Financial Data Schedule for the years ended December 31, 1995 and 1996.
      27.03  Financial Data Schedule for the three months ended March 31, 1997 and 1996.
      27.04  Financial Data Schedule for the three months ended June 30, 1997 and 1996.
      27.05  Financial Data Schedule for the six months ended June 30, 1997 and 1996.
      27.06  Financial Data Schedule for the three months ended September 30, 1997 and 1996.
      27.07  Financial Data Schedule for the nine months ended September 30, 1997 and 1996.
      99.01  Opinion of Deloitte & Touche L.L.P.
      99.02  Opinion of Deloitte & Touche L.L.P.

(a) Incorporated by reference from the Exhibits to the Company's Registration Statement on Form S-1 dated February 26, 1996.
(b) Incorporated by reference from the Exhibits to the Company's Registration Statement on Form S-1 (Registration No. 33-69558).
(c) Incorporated by reference from the Exhibits to the Company's Registration Statement on Form S-3 as amended by a Registration Statement on Form S-1 (No. 33-97870).
(d) Incorporated by reference from the Exhibits to the Company's Quarterly Report for the Quarter ended September 30, 1995.
(e) Incorporated by reference to the Company's Current Report on Form 8-K dated July 20, 1994.
(f) Incorporated by reference to the Company's Current Report on Form 8-K dated February 27, 1995.
(g) Incorporated by reference to the Company's Current Report on Form 8-K dated May 5, 1995.
(h) Incorporated by reference to the Company's Current Report on Form 8-K dated July 21, 1995.
(i) Incorporated by reference to the Company's Current Report on Form 8-K dated September 27, 1996.
(j) Incorporated by reference to the Company's Current Report on Form 8-K dated November 1, 1996.
(k) Incorporated by reference to the Company's Current Report on Form 8-K dated January 28, 1997.
(l) Incorporated by reference to the Company's Current Report on Forms 8-K and Form 8-K/A dated April 17, 1997 and May 30, 1997.
(m) Incorporated by reference from the Exhibits to the Company's Registration Statement on Form S-8 dated February 18, 1997.
(n) Incorporated by reference from the Exhibits to the Company's Form 10-K filed March 31, 1997.

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized on March 31, 1998.

                                      SYLVAN LEARNING SYSTEMS, INC.
                                      (Registrant)



                                      By:  /s/ R. Christopher Hoehn-Saric
                                           ------------------------------------
                                           R. Christopher Hoehn-Saric
                                           Chairman of the Board


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 31, 1998


SIGNATURE                                     CAPACITY
---------                                     --------


/s/ R. Christopher Hoehn-Saric                Director and Chairman of the Board
------------------------------------------
R. Christopher Hoehn-Saric


/s/ Douglas L. Becker                         Secretary
------------------------------------------
Douglas L. Becker


/s/ B. Lee McGee                              Vice President and Chief
------------------------------------------    Financial Officer
B. Lee McGee


/s/ Donald Berlanti                           Director
------------------------------------------
Donald Berlanti


/s/ Phillip Samper                            Director
------------------------------------------
Phillip Samper


/s/ James H. McGuire                          Director
------------------------------------------
James H. McGuire


/s/ Rick Inatome                              Director
------------------------------------------
Rick Inatome


/s/ R. William Pollock                        Director
------------------------------------------
R. William Pollock


/s/ Nancy S. Cole                             Director
------------------------------------------
Nancy S. Cole

ITEM 14 (A) (1)

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                PAGE
                                                                                                ----
THE COMPANY:
  Report of Independent Auditors...............................................................  29
  Consolidated Balance Sheets as of December 31, 1996 and December 31, 1997....................  30
  Consolidated Statements of Income for the years ended December 31, 1995, 1996 and 1997.......  32
  Consolidated Statements of Stockholders' Equity for the years ended December 31, 1995, 1996 and 1997...................................................................................  33
  Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1996 and 1997...  34
  Notes to Consolidated Financial Statements...................................................  35

                        Report of Independent Auditors

The Board of Directors and Stockholders
Sylvan Learning Systems, Inc.

We have audited the consolidated balance sheets of Sylvan Learning Systems, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of I-R, Inc. and Independent Child Study Teams, Inc., which statements reflect combined total assets constituting 3% of 1996 consolidated total assets, and which reflect combined revenues constituting 14% and 21% of consolidated total revenues for the years ended December 31, 1996 and 1995. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included for I-R, Inc. and Independent Child Study Teams, Inc., is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sylvan Learning Systems, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                           /s/ Ernst & Young LLP

Baltimore, Maryland
February 25, 1998

SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                          December 31,                    December 31,
                                                                              1996                            1997
                                                                        ---------------                  ---------------
ASSETS
Current assets:
  Cash and cash equivalents                                             $    11,198,106                  $    23,150,106
  Available-for-sale securities                                              16,448,759                       82,925,569

  Receivables:
    Accounts receivable                                                      36,431,363                       56,187,522
    Costs and estimated earnings in excess of billings
      on uncompleted contracts                                                3,565,201                        3,899,760
    Notes receivable                                                          3,007,473                        2,942,861
    Other receivables                                                                 -                        7,000,000
                                                                        ---------------                  ---------------
                                                                             43,004,037                       70,030,143
    Allowance for doubtful accounts                                          (1,378,854)                      (1,754,682)
                                                                        ---------------                  ---------------
                                                                             41,625,183                       68,275,461

  Inventory                                                                   4,469,577                        4,777,542
  Deferred income taxes                                                         619,553                        3,737,831
  Prepaid expenses and other current assets                                   3,124,802                        3,674,563
                                                                        ---------------                  ---------------
Total current assets                                                         77,485,980                      186,541,072

Notes receivable, less current portion                                          562,989                        6,231,651
Costs and estimated earnings in excess of billings
  on uncompleted contracts, less current portion                                549,448                          351,712

Property and equipment:
  Furniture and equipment                                                    37,952,268                       55,381,518
  Leasehold improvements                                                      5,543,726                        7,649,845
                                                                        ---------------                  ---------------
                                                                             43,495,994                       63,031,363
  Accumulated depreciation                                                  (15,577,693)                     (18,725,260)
                                                                        ---------------                  ---------------
                                                                             27,918,301                       44,306,103

 Intangible assets:
  Goodwill                                                                  103,986,427                      182,167,949
  Contract rights                                                            13,881,337                       13,972,800
  Other                                                                       2,570,091                        2,522,391
                                                                        ---------------                  ---------------
                                                                            120,437,855                      198,663,140
   Accumulated amortization                                                 (10,736,219)                     (16,649,374)
                                                                        ---------------                  ---------------
                                                                            109,701,636                      182,013,766

Deferred contract costs, net of accumulated amortization
  of $2,066,893 as of December 31, 1996 and $6,205,393
  as of December 31, 1997                                                    13,230,340                       10,323,898

Investments in and advances to affiliates                                     5,895,602                       12,463,729
Other investments                                                            22,219,888                       28,017,457
Other assets                                                                  2,025,337                        3,266,176
                                                                        ---------------                  ---------------
Total assets                                                            $   259,589,521                  $   473,515,564
                                                                        ===============                  ===============

SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                              December 31,                       December 31,
                                                                                  1996                               1997
                                                                           -------------------                -------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                                    $        28,575,931                $        36,435,373
  Income taxes payable                                                                       -                          4,876,458
  Current portion of long-term debt                                                  3,182,197                            930,231
  Current portion of due to shareholders of
   acquired companies                                                                4,920,565                         13,794,195
  Deferred revenue                                                                   9,542,578                         11,751,722
  Other current liabilities                                                          1,661,776                            779,415
                                                                           -------------------                -------------------
Total current liabilities                                                           47,883,047                         68,567,394

Long-term debt, less current portion                                                 2,170,101                                  -
Deferred income taxes                                                                2,338,154                          7,334,903
Due to shareholders of acquired companies,
   less current portion                                                             26,525,855                         56,365,578
Other long-term liabilities                                                            349,771                            876,809

Commitments and contingent liabilities                                                       -                                  -

Stockholders' equity:
 Preferred stock, par value $.01 per share--authorized
    10,000,000 shares, no shares issued and
    outstanding as of December 31, 1997 and 1996                                             -                                  -
  Common stock, par value $.01 per share--authorized
    40,000,000 shares, issued and outstanding shares of
    23,980,215 as of December 31, 1996 and 28,964,278
    as of December 31, 1997                                                            239,802                            289,643
  Additional paid-in capital                                                       168,547,097                        301,390,840
  Retained earnings                                                                 11,550,868                         39,652,003
  Unrealized losses on available for sale securities                                   (11,043)                                 -
  Foreign currency translation adjustments                                              (4,131)                          (961,606)
                                                                           -------------------                -------------------
Total stockholders' equity                                                         180,322,593                        340,370,880
                                                                           -------------------                -------------------


Total liabilities and stockholders' equity                                 $       259,589,521                $       473,515,564
                                                                           ===================                ===================

See accompanying notes.

SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

                                                                           Years Ended December 31,
                                                           ----------------------------------------------------------
                                                                  1995               1996                1997
                                                           ----------------------------------------------------------
REVENUES                                                   $      111,058,550     $   181,935,961     $   246,211,733
COST AND EXPENSES
Direct costs                                                       96,708,097         150,448,547         206,620,955
General and administrative expense                                  6,205,480           8,755,406          20,467,883
Loss on impairment of assets                                        3,315,541                   -           4,000,000
                                                           ------------------    ----------------    ----------------
Total expenses                                                    106,229,118         159,203,953         231,088,838
                                                           ------------------    ----------------    ----------------

Operating income                                                    4,829,432          22,732,008          15,122,895

OTHER INCOME (EXPENSE)
Termination fee, net of direct costs                                        -                  -          28,500,000
Investment and other income                                           957,169          1,622,240           4,532,203
Interest expense                                                   (2,396,803         (1,071,323)           (525,859)
Equity in net income (loss) of affiliates                             390,692            363,396          (2,131,240)
                                                           ------------------    ---------------      --------------
Income before income taxes                                          3,780,490         23,646,321          45,497,999

Income taxes                                                         (209,159         (8,850,000)        (16,064,000)
                                                           ------------------    ---------------     ---------------
Net income                                                 $        3,571,331    $    14,796,321     $    29,433,999
                                                           ==================    ================    ===============


Earnings per common share, basic                                  $      0.24    $          0.64     $         $1.09
                                                           ==================    ===============     ===============


Earnings per common share, diluted                                $      0.2     $          0.60      $        $1.03
                                                           ====================  ================     ==============

See accompanying notes.

SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity

                                                                                                           RETAINED
                                                                                       ADDITIONAL          EARNINGS
                                                                         COMMON          PAID-IN         (ACCUMULATED
                                                                          STOCK          CAPITAL           DEFICIT)
                                                                      ----------    --------------    ---------------
Balance at January 1, 1995                                            $  145,713    $   38,851,651    $    (6,496,973)

Options and warrants exercised for purchase
     of 731,871 shares of common stock                                     7,319         4,210,937
Issuance of 262,446 shares of common stock in
     connection with the acquisition of PACE                               2,624         3,158,237
Issuance of 3,928,572 shares of common stock
     in connection with the acquisition of Drake                          39,286        49,460,714
Issuance of 2,850,000 shares of common
     stock, net of offering costs of $3,367,266                           28,500        44,104,234
Foreign currency translation adjustment
Unrealized gain (loss) on available-for-sale securities
Net income for 1995                                                                                         3,571,331
                                                                      ----------    --------------    ---------------

Balance at December 31, 1995                                             223,442       139,785,773         (2,925,642)

Options and warrants exercised for purchase of 661,700
     shares of common stock, including income tax
     benefit of $1,887,006                                                 6,617         6,991,426
Issuance of 824,000 shares of common stock in connection
     with the investment in Jostens Learning Corporation                   8,240        21,209,760
Issuance of 116,605 shares of common stock in
     connection with other acquisitions                                    1,166            27,225           (319,811)
Exercise of underwriter's overallotment option to purchase
     33,750 shares of common stock in connection with 1995
     public stock offering                                                   337           532,913
Foreign currency translation adjustment
Unrealized gain (loss) on available-for-sale securities
Net income for 1996                                                                                        14,796,321
                                                                      ----------    --------------    ---------------

Balance at December 31, 1996                                             239,802       168,547,097         11,550,868

Options and warrants exercised for purchase of 1,137,245
     shares of common stock, including income tax
     benefit of $8,155,946                                                11,356        13,108,119
Issuance of 357,143 shares of common stock in connection with
     contingent consideration related to the acquisition of Drake          3,571         8,139,285
Issuance of 714,884 shares of common stock in connection
     with the acquisition of WSI                                           7,149        15,312,982
Issuance of 269,118 shares of common stock to Sylvan
     Learning Foundation as charitable contribution                        2,691         6,538,309
Issuance of 205,882 shares of common stock to IT Training
     Marketing Company as marketing expense                                2,059         6,997,941
Issuance of 176,470 shares of common stock to SLC National
     Advertising Fund, Inc. as advertising expense                         1,765         4,998,235
Issuance of 2,062,292 shares of common stock for cash
     - net of offering costs of $3,645,455                                20,623        73,669,872
Capital contribution by former shareholders of Educational Inroads                       2,810,930
Distributions to former shareholders of Educational Inroads                                                (1,332,864)
Issuance of 62,562 shares of common stock in connection
     with other acquisitions                                                 627           718,070
Stock options to purchase 211,000 shares of common stock
     granted to non-employees                                                              550,000
Foreign currency translation adjustment
Unrealized gain (loss) on available-for-sale securities
Net income for 1997                                                                                        29,433,999
                                                                      ----------    --------------    ---------------

Balance at December 31, 1997                                          $  289,643    $  301,390,840    $    39,652,003
                                                                      ----------    --------------    ---------------




                                                                        UNREALIZED          FOREIGN
                                                                          HOLDING           CURRENCY               TOTAL
                                                                          GAINS /         TRANSLATION          STOCKHOLDERS'
                                                                         (LOSSES)         ADJUSTMENTS              EQUITY
                                                                     -------------     --------------       ----------------
Balance at January 1, 1995                                           $     (19,846)    $            -       $     32,480,545
Options and warrants exercised for purchase
     of 731,871 shares of common stock                                                                             4,218,256
Issuance of 262,446 shares of common stock in
     connection with the acquisition of PACE                                                                       3,160,861
Issuance of 3,928,572 shares of common stock
     in connection with the acquisition of Drake                                                                  49,500,000
Issuance of 2,850,000 shares of common
     stock, net of offering costs of $3,367,266                                                                   44,132,734
Foreign currency translation adjustment                                                        70,000                 70,000
Unrealized gain (loss) on available-for-sale securities                     14,409                                    14,409
Net income for 1995                                                                                                3,571,331
                                                                     -------------     --------------       ----------------


Balance at December 31, 1995                                                (5,437)            70,000            137,148,136

Options and warrants exercised for purchase of 661,700
     shares of common stock, including income tax
     benefit of $1,887,006                                                                                         6,998,043
Issuance of 824,000 shares of common stock in connection
     with the investment in Jostens Learning Corporation                                                          21,218,000
Issuance of 116,605 shares of common stock in
     connection with other acquisitions                                                                             (291,420)
Exercise of underwriter's overallotment option to purchase
     33,750 shares of common stock in connection with 1995
     public stock offering                                                                                           533,250
Foreign currency translation adjustment                                                       (74,131)               (74,131)
Unrealized gain (loss) on available-for-sale securities                     (5,606)                                   (5,606)
Net income for 1996                                                                                               14,796,321
                                                                     -------------     --------------       ----------------

Balance at December 31, 1996                                               (11,043)            (4,131)           180,322,593

Options and warrants exercised for purchase of 1,137,245
     shares of common stock, including income tax
     benefit of $8,155,946                                                                                        13,119,475
Issuance of 357,143 shares of common stock in connection with
     contingent consideration related to the acquisition of Drake                                                  8,142,856
Issuance of 714,884 shares of common stock in connection
     with the acquisition of WSI                                                                                  15,320,131
Issuance of 269,118 shares of common stock to Sylvan
     Learning Foundation as charitable contribution                                                                6,541,000
Issuance of 205,882 shares of common stock to IT Training
     Marketing Company as marketing expense                                                                        7,000,000
Issuance of 176,470 shares of common stock to SLC National
     Advertising Fund, Inc. as advertising expense                                                                 5,000,000
Issuance of 2,062,292 shares of common stock for cash
     - net of offering costs of $3,645,455                                                                        73,690,495
Capital contribution by former shareholders of Educational Inroads                                                 2,810,930
Distributions to former shareholders of Educational Inroads                                                       (1,332,864)
Issuance of 62,562 shares of common stock in connection
     with other acquisitions                                                                                         718,697
Stock options to purchase 211,000 shares of common stock
     granted to non-employees                                                                                        550,000
Foreign currency translation adjustment                                                      (957,475)              (957,475)
Unrealized gain (loss) on available-for-sale securities                     11,043                                    11,043
Net income for 1997                                                                                               29,433,999
                                                                     -------------     --------------       ----------------

Balance at December 31, 1997                                         $           -     $     (961,606)      $    340,370,880
                                                                     -------------     --------------       ----------------

See accompanying notes.

SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Years Ended
                                                                                    December 31,
                                                              ------------------------------------------------------
                                                                     1995               1996               1997
                                                              ------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                    $     3,571,331     $   14,796,321     $    29,433,999
      Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
          Depreciation                                              4,112,535          5,986,025           8,167,567
          Amortization                                              4,323,351          7,478,485          10,051,655
          Non-cash marketing and advertising expense                        -                  -          11,500,000
          Interest imputed on purchase of Drake                     1,125,000                  -                   -
          Loss on impairment of assets                              3,315,541                  -           4,000,000
          Non-cash dividend income                                          -                  -          (2,000,000)
          Provision for doubtful accounts                             (42,631)            55,738             540,888
          Deferred income taxes                                      (387,313)         2,105,914           1,878,471
          Equity in net (income) loss of affiliates                  (390,692)          (363,396)          2,131,240
          Non-cash issuance of options to non-employees                     -                  -             550,000
          Gain on sale of property and equipment                            -                  -            (651,481)
          Changes in operating assets and liabilities:
            Accounts and notes receivable                         (10,780,236)       (10,709,674)        (26,417,871)
            Cost and estimated earnings in excess of billings
             on uncompleted contracts                              (1,021,779)          (412,910)           (136,823)
            Inventory                                              (1,561,091)          (134,483)           (300,148)
            Prepaid expenses and other current assets              (1,388,445)          (273,711)           (593,822)
            Other assets                                             (109,736)          (997,608)           (754,990)
            Accounts payable and accrued expenses                  (3,132,695)         5,406,434          16,341,179
            Billings in excess of costs and estimated earnings
             on uncompleted contracts                                (455,600)          (233,665)            120,350
            Deferred revenue and other long-term liabilities          115,149            922,642           1,679,516
                                                              ---------------     --------------     ---------------

Net cash provided by (used in) operating activities                (2,707,311)        23,626,112          55,539,730
                                                              ---------------     --------------     ---------------

INVESTING ACTIVITIES
Purchase of available-for-sale securities                         (91,759,493)       (31,261,415)        (92,521,520)
Proceeds from sale of available-for-sale securities                66,595,240         45,542,061          26,044,710
Investment in and advances to affiliates                              286,872         (3,346,069)         (9,260,478)
Increase in other investments                                               -         (2,329,874)         (4,136,250)
Purchase of property and equipment                                 (6,148,998)       (13,580,617)        (28,659,848)
Proceeds from sale of property and equipment                                -                  -           1,905,481
Purchase of contract rights                                                 -         (4,890,576)                  -
Purchase of Drake Prometric, L. P., including direct costs of
  acquisition, net of cash received                               (16,979,737)                 -                   -
Purchase of Wall Street Institute, including direct costs of
  acquisition, net of cash received                                         -          2,012,565          (4,670,565)
Cash paid for other acquired businesses, net of cash received         182,411                  -          (1,726,012)
Expenditures for deferred contract costs and other assets            (801,586)        (6,941,769)         (1,443,058)
                                                              ---------------     --------------     ---------------
Net cash used in investing activities                             (48,625,291)       (14,795,694)       (114,467,540)
                                                              ---------------     --------------     ---------------
FINANCING ACTIVITIES
Payments on loans from stockholders of acquired companies            (630,533)           (37,604)           (492,887)
Proceeds from exercise of options and warrants                      4,218,256          5,111,037           4,963,529
Proceeds from issuance of common stock                             44,132,734            533,250          73,690,495
Proceeds from issuance of long-term debt                              346,195            154,414                   -
Payments on long-term debt and capital lease obligations           (2,867,459)        (2,609,866)         (5,323,852)
Proceeds from bank lines of credit                                  4,600,000            200,000          13,575,297
Payments on bank lines of credit                                            -         (3,812,069)        (14,575,297)
                                                              ---------------     --------------     ---------------
Net cash provided by (used in) financing activities                49,799,193           (460,838)         71,837,285
                                                              ---------------     --------------     ---------------
Effects of exchange rate changes on cash                               70,000            (74,131)           (957,475)
                                                              ---------------     --------------     ---------------

Net increase (decrease) in cash and cash equivalents               (1,463,409)         8,295,449          11,952,000
Cash and cash equivalents at beginning of period                    4,366,066          2,902,657          11,198,106
                                                              ---------------     --------------     ---------------

Cash and cash equivalents at end of period                    $     2,902,657     $   11,198,106     $    23,150,106
                                                              ===============     ==============     ===============

See accompanying notes.

                SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Sylvan Learning Systems, Inc. and subsidiaries (the Company) is an international provider of educational and testing services. The Company conducts operations in three separate business segments - core educational services, testing services, and contract educational services. The core educational services segment designs and delivers individualized tutorial services to school-age children and adults through a network of 670 franchised and Company-owned Sylvan Learning Centers in operation in 49 states, five Canadian provinces, Hong Kong, Guam and South Korea. The Company's testing segment ("Sylvan Prometric") administers computer-based tests for major corporations, professional associations and governmental agencies through a network of certification
centers which are located throughout the world.   This segment also includes the
operations of Wall Street Institute, a European-based franchisor and operator of learning centers that teach the English language through a combination of computer-based and live instruction. The contract educational services segment provides educational programs to employees of large corporations and to public and non-public school districts through contracts funded by federal Title I and state-based programs.


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

As discussed in Note 3, On May 30, 1997, the Company consummated its acquisition by merger of all of the outstanding stock of I-R, Inc. and Independent Child Study Teams, Inc. (collectively, "Educational Inroads"). The acquisition has been accounted for as a pooling-of-interests and accordingly, the Company's financial statements have been restated to include the results of Educational Inroads for all periods presented.


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

Property and Equipment

Property and equipment is stated at cost. Depreciation is determined using the straight-line method over the estimated useful lives of the assets.

Intangible Assets

Goodwill consists of the cost in excess of fair value of the net assets of entities acquired in purchase transactions, and is amortized on a straight-line basis, over the estimated future periods to be benefited, which range from 10 to 25 years. At December 31, 1996 and 1997, accumulated amortization of goodwill was $4,803,586 and $8,723,689, respectively.

Contract rights consist of the allocated cost of acquiring computer-based testing contracts in business combinations accounted for as purchases.
Contract rights are being amortized on a straight-line basis, over the term of the related contract, which range from nine months to 10 years. At December 31, 1996 and 1997, accumulated amortization of contract rights was $5,193,199 and $6,898,966, respectively.

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

Deferred contract costs also include payments of approximately $10,400,000 made to non-affiliated computer-based testing centers that have entered into three-year contracts with the Company to deliver information technology computer-based certification tests. In accordance with the terms of these contracts, the independent testing centers have received an advance payment and will receive no additional fees upon delivery of the computer-based certification tests. These costs are being amortized over the contractual term of three years.

Impairment of Long-Lived Assets

Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If an impairment indicator is present, the Company evaluates whether an impairment exists on the basis of undiscounted expected future cash flows from operations for the remaining amortization period. If an impairment exists, the asset is reduced by the estimated shortfall of discounted cash flows.


Revenue Recognition

Franchise sales fees relate to single-center and area franchise sales. Revenue related to these sales is recognized when all material services or conditions relating to the sales have been substantially performed or satisfied by the Company. For single-center franchise sales, the criteria for substantial performance include: (1) receipt of an executed franchise license agreement,
(2) receipt of full payment of the franchise fee, (3) completion of requisite training by the franchisee or center director, and (4) completion of site selection assistance and site approval. Area franchise sales generally transfer to the licensee the right to develop and operate centers in a specified territory, primarily in a foreign country, and the Company's future obligations are insignificant. Area franchise fees are recognized upon the signing of the license agreement and the determination that (1) all material services or conditions relating to the sale have been satisfied and the fee is non-refundable, (2) a minimum payment of 50% of the fee is required within 90 days of the date of the agreement, and (3) the Company has the ability to estimate the collectability of any unpaid

                SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   ACCOUNTING POLICIES (CONTINUED)

amounts. Franchise sales fees not meeting the recognition criteria are recorded as deferred revenue if not refundable, or deposits from franchisees if refundable. Commissions paid on sales of franchises are recorded as a current asset until the corresponding revenue is recognized.

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

Franchise royalties are reported as revenue as the royalties are earned and become receivable, unless collection is not reasonably assured. Revenues from educational services are recognized in the period the services are provided.

Revenue from the sale of products to franchisees is recognized when shipped. Testing revenues are recognized upon the completion of tests.

Stock Options Granted to Employees and Non-Employees

The Company records compensation expense for all stock-based compensation plans using the intrinsic value method prescribed by APB Opinion 25, Accounting for Stock Issued to Employees ("APB No. 25"). Under APB No. 25, if the exercise price of the Company's employee stock options equals the estimated fair value of the underlying stock on the date of grant, no compensation expense is generally recognized. Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement No. 123") encourages companies to recognize expense for stock-based awards based on their estimated fair value on the date of grant. Statement No. 123 requires disclosure of pro forma income and earnings per share data in the notes to the financial statements if the fair value method is not elected. The Company accounts for its stock-based compensation plans using the intrinsic value method, and supplementally discloses in Note 13 to these financial statements the pro forma information as if the fair value method has been adopted.

The Company records compensation expense for all stock options granted to non-employees in an amount equal to the estimated fair value at the date of grant, determined using the Black-Scholes option valuation model. The compensation expense is recognized over the vesting period.

                SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   ACCOUNTING POLICIES (CONTINUED)

Foreign Currency Translation

The financial statements of certain foreign subsidiaries that are measured in local functional currencies have been translated into U.S. dollars using the current rate method. All balance sheet accounts have been translated using the rates of exchange at the balance sheet date. Results of operations have been translated using the average rates prevailing throughout the year. Translation gains or losses resulting from the changes in exchange rates from year to year, are accumulated as a separate component of stockholders' equity.

The financial statements of other foreign subsidiaries, primarily those subsidiaries providing services overseas to Educational Testing Services, Inc. ("ETS") (see Note 19), prepare financial statements using the U.S. dollar as the functional currency. The transactions of these subsidiaries that are denominated in foreign currencies have been remeasured in U.S. dollars. Any resulting gain or loss is recorded as an adjustment of the amount due from ETS as the contract with ETS requires ETS to bear the risk of realized translation gains or losses.

Pending Adoption of New Accounting Standards

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("Statement No. 130"), that establishes standards for the reporting and display of comprehensive income and its components in the Company's general-purpose financial statements. Statement No. 130 only impacts display as opposed to actual amounts recorded. Other comprehensive income includes all non-owner changes in equity that are excluded from net income, such as foreign currency translation adjustments and unrealized gains and losses on the Company's available-for-sale securities. Statement No. 130 is effective for financial statements issued for fiscal years beginning after December 15, 1997. The Company will adopt this standard in 1998.

In December, 1997 the Accounting Standards Executive Committee of the AICPA issued a proposed Statement of Position ("SOP"), "Reporting on the Costs of Start-Up Activities." The proposal would be effective for fiscal years beginning after December 15, 1997. The SOP as proposed would require that all costs associated with start-up activities, including one-time activities related to opening a new facility, introducing a new product or service and any organizational costs, be charged to expense as incurred. The Company will record the effect of adopting this SOP as a cumulative effect of a change in accounting principle in the year the SOP is adopted. The Company has concluded, after a preliminary review, that the adoption of the SOP will require a cumulative effect charge of between $4.0 million and $5.0 million.

                SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.  ACCOUNTING POLICIES (CONTINUED)

Reclassifications

Certain amounts in the 1995 and 1996 consolidated financial statements have been reclassified to conform with the 1997 presentation.

3.   ACQUISITIONS

NAI/Block Acquisition

Effective December 1, 1997, the Company purchased the assets and liabilities of Block Testing Services L.P. and Block State Testing Services L.P. and also acquired all of the outstanding stock of National Assessment Institute, Inc., (collectively "NAI/Block"), commonly controlled companies engaged in the business of designing, marketing, selling, distributing and administering paper and pencil tests and the licensing of individuals. The acquisition, which will be paid by issuing 642,901 shares of common stock valued at $24.6 million, was accounted for using the purchase method of accounting.

The results of operations of NAI/Block for the month of December 1997 are included in the accompanying 1997 consolidated statement of income. Goodwill of $28.9 million related to the acquisition is being amortized over its estimated useful life of 25 years.


I-R, Inc. and Independent Child Study Teams, Inc.

On May 30, 1997, the Company acquired by merger all of the outstanding stock of I-R, Inc. and Independent Child Study Teams, Inc. (collectively, "Educational Inroads") in exchange for 1,414,000 shares of common stock. I-R, Inc. and Independent Child Study Teams, Inc. were commonly owned by two shareholders.

The acquisition was accounted for as a pooling of interests and accordingly, the Company's consolidated financial statements for periods prior to the merger have been restated to include the combined results of operations, financial position and cash flows of Educational Inroads.

Educational Inroads provides remedial and special education services to public and non-public school systems, with current contracts in New Jersey, Maryland, Louisiana, Washington, D.C. and other school districts. Combined and separate results of operations of Sylvan and Educational Inroads during the years prior to the merger are as follows:

                SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   ACQUISITIONS (CONTINUED)

                                       Previously              Independent
                                      Reported by              Child Study
                                      The Company   I-R, Inc.  Teams, Inc.    Combined
                                     ------------  ----------  -----------  ------------
Year ended
December 31, 1996
  Revenues                           $157,116,660  $9,825,299  $14,994,002  $181,935,961
  Net income                         $ 14,743,106  $   31,664  $    21,551  $ 14,796,321
  Earnings per common
     share - diluted                 $       0.64                                  $0.60

Year ended
December 31,1995
  Revenues                           $ 87,990,818  $9,475,103  $13,592,629  $111,058,550
  Net income                         $  3,547,829  $   16,882  $     6,620  $  3,571,331
  Earnings per common
     share - diluted                 $       0.23                                  $0.21

Wall Street Institute International, B.V. and Affiliates

Effective December 1, 1996, the Company acquired substantially all of the operating net assets of Wall Street Institute International, B.V. and its commonly controlled affiliates (collectively, "WSI"). The Company recorded the acquisition using the purchase method of accounting. WSI is a European-based franchisor and operator of learning centers that teach the English language through a combination of computer-based and live instruction. WSI has a network of franchised centers in operation throughout Europe and Latin America.

The total purchase price of WSI of $21,071,000 consisted of cash of $4,921,000, 505,364 shares of restricted common stock valued at $9,250,000, 209,520 shares of unrestricted common stock valued at $5,900,000 and $1,000,000 of direct acquisition costs. The restricted stock may not be transferred by the sellers for a period of three years from the date of issuance, unless the Company, in its sole discretion, removes the restriction. Of the 505,364 shares of restricted common stock issued to the sellers, 124,292 shares are held in escrow to indemnify the Company against any subsequent losses resulting from any misrepresentation or breach of certain covenants. The unrestricted common stock held in escrow will be released in varying amounts to the sellers through 2001.

Goodwill of $19.9 million is being amortized over its estimated useful life of 25 years. The cash portion of the purchase price was recorded as a current liability at December 31, 1996, and the portion of the purchase price represented by common stock was recorded as a non-current liability

                SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   ACQUISITIONS (CONTINUED)

at December 31, 1996. Upon closing of the transaction in January 1997, the Company paid the cash portion of the purchase price to the sellers and recorded the issuance of 714,884 shares of common stock to the sellers as a reduction in the noncurrent liability.

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

The PACE Group

Effective February 28, 1995, the Company purchased the assets and liabilities of The PACE Group ("PACE"), a provider of educational services to corporations.
The initial consideration for the acquisition was 262,446 shares of common stock having an aggregate market value of $3,160,861. The acquisition was accounted for using the purchase method of accounting. Additional contingent consideration is payable in an amount equal to 6.5 times PACE's earnings before interest and income taxes (EBIT) in 1997 as elected by the sellers, determined in accordance with generally accepted accounting principles. EBIT in 1997 was $3,965,758, resulting in additional consideration of $25,777,427 payable in cash of $14,469,000 and the remainder in shares of common stock. The Company has recorded this additional consideration as a liability and increased goodwill, and will amortize that amount over the remaining amortization period of 22 years.

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

                SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   ACQUISITIONS (CONTINUED)

The Company acquired Drake for an initial purchase price $70.6 million, consisting of $20.0 million in cash and 5,714,286 restricted shares of common stock (the "Initial Shares"). Of the Initial Shares, 1,785,714 shares (the "Revenue Escrow Shares") were placed in escrow and will be released to the sellers to the extent that certain revenue targets relating to portions of the combined computer-based testing business are achieved from 1996 through 1998. The sellers may receive up to an additional $40.0 million (payable 12.5% in cash and the balance in either cash or restricted shares of common stock, at the Company's option) to the extent other revenue targets relating to portions of the combined computer-based testing business are achieved in 1998 or 1999 (with the measuring year selected by the sellers). The acquisition was accounted for using the purchase method of accounting.

Approximately $4.8 million of contract rights and $69.8 million of goodwill were recorded. The contract rights are being amortized over their respective terms, and no term exceeds five years. Goodwill is being amortized over 25 years, its estimated useful life.

The Company will record the contingent consideration consisting of the 1,785,714 Revenue Escrow Shares and the additional contingent payment of up to $40.0 million when the contingencies are resolved and the additional consideration is payable. Based on testing revenues earned by the Company in 1996 and 1997, 60% of the Revenue Escrow Shares (1,071,429 shares) have been earned through December 31, 1997. As of December 31, 1997, an additional $28.2 million of goodwill which relates to the earned shares was recorded which will be amortized over the remaining estimated useful life. The 714,286 Revenue Escrow Shares earned in 1997 will be released to the sellers in 1998.

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

                SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   AVAILABLE-FOR-SALE SECURITIES


The following is a summary of available-for-sale securities (cost approximates fair value):

                                       December 31,
                                 ------------------------
                                     1996         1997
                                 -----------  -----------
Municipal securities funds        $3,646,361  $ 8,200,000
Cash reserve fund                         --   38,221,248
U.S. Treasury bills and notes      3,002,398           --
Municipal bonds                    9,800,000   36,504,321
                                 -----------  -----------
                                 $16,448,759  $82,925,569
                                 ===========  ===========

The Company has not had any significant realized or unrealized gains or losses on its investments during the periods presented. As of December 31, 1997, the Company has approximately $50.5 million of investments that mature within one year, $4.9 million of investments that mature between one and five years, $6.7 million of investments that mature between six and 20 years and $20.8 million of investments that mature beyond 20 years. These investments are classified as current as the Company views its available-for-sale securities as available for use in its current operations.

5.   ACQUISITION OF CONTRACT RIGHTS

In 1996, the Company acquired the rights to provide computer-based tests on behalf of the National Association of Securities Dealers, Inc. ("the NASD") for a period of ten years. As part of the agreement, the Company assumed certain lease obligations and acquired the fixed assets of approximately 50 testing centers previously operated by the NASD. The Company paid the NASD $5,114,673, of which $4,871,832 related to contract rights and $242,841 related to fixed assets.

In 1997, the Company incurred an additional $1,243,691 of costs related to the acquisition of contract rights from the NASD. The contract rights, are being amortized over the contract life of ten years on a straight-line basis.

                SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.   INVESTMENTS

Investments in Affiliates

At December 31, 1997 and 1996, the Company's investments in and advances to affiliates consists primarily of its 10% voting interest in Caliber Learning Network, Inc. ("Caliber"), including related loans. Caliber is a corporate joint venture with MCI Communications Corp. formed for the purpose of providing adults throughout the United States with university-quality continuing education using multimedia technology.

The Company's investment in and advances to Caliber consisted of the following at December 31:

                                                                  1996                     1997
                                                         -------------------      --------------------
Invested capital                                                  $1,300,000               $ 3,935,642
Loans and related interest                                         1,212,800                 3,361,674
Amounts due for management fee                                       480,000                 2,880,500
                                                                  ----------               -----------
                                                                   2,992,800                10,177,816
Allocable share of losses from inception                            (141,837)               (1,500,842)
                                                                  ----------               -----------
                                                                  $2,850,963               $ 8,676,974
                                                                  ==========               ===========

Since its inception in 1996, Caliber relied almost entirely on the Company's resources, systems, and personnel for administrative, management, accounting and financial functions. In consideration for these services, the Company charged Caliber $2,880,500, which is unpaid at December 31, 1997. This amount will begin to accrue interest effective January 1, 1999 at the prime rate plus 1%, and is payable in 48 equal monthly installments of principal and interest also beginning January 1, 1999. If Caliber completes an initial public offering of its common stock, all amounts are immediately due and payable. Caliber has agreed to pay an annual management fee of $2.0 million in 1998 and 1999, due in equal quarterly installments.

The Company has loaned to Caliber certain amounts under a line of credit that bears interest at 1% above the prime rate as published by a defined commercial bank. All amounts borrowed under the line of credit are due at the earliest of the closing of an initial public offering of Caliber's common stock, or December 31, 2000.

During 1997, the Company assigned the leases for 32 testing centers to Caliber for the use by Caliber in its operations. Upon assignment of the centers, Caliber assumed the revenue stream from the ongoing testing operations and paid the Company a fee of $4.0 million to manage the continuing testing operations.

                SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.  INVESTMENTS (CONTINUED)

The Company also maintains investments in other affiliates totaling $3,044,639 and $3,786,755 at December 31, 1996 and 1997, respectively. The Company's allocable share of earnings (losses) related to these investments for the years ended December 31, 1996 and 1997 was $505,233 and $(772,235), respectively.

Other Investments

Other investments consist of non-marketable investments in common and preferred stocks of private companies in which the Company does not exercise significant influence. These investments are carried at the lower of cost or estimated net realizable value.

At December 31, 1996 and 1997, other investments consist primarily of a non-voting convertible preferred stock investment in JLC Learning Corporation ("JLC"), a company that develops educational software products. The preferred stock requires the payment of cumulative dividends in the annual amount of $2 million for two years totaling $4 million, which may be paid in additional shares of preferred stock. At December 31, 1996 and 1997, the Company's investment in JLC was $21.9 million and $24.0 million, respectively. During 1996 and 1997, the Company recorded dividend income from this investment in the amount of $333,333 and $2,000,000, respectively, paid in the form of additional preferred stock.

The Company also maintains other investments not readily marketable totaling $0.3 million and $4.0 at December 31, 1996 and 1997, respectively.

7. BANK LINES OF CREDIT

The Company has entered into a loan agreement with a bank, (hereinafter, "the credit line") that provides an unsecured revolving line of credit. The credit line allows the Company to borrow a maximum of $15.0 million through the expiration date of May 31, 1998, at which time the total outstanding principal balance can be converted into a term loan, at the option of the Company. The term loan would be repaid over 24 months from the time of issuance. The credit line and the term loan both bear interest at a floating rate equal to the 30 day London Interbank Offered Rate ("LIBOR") plus 1.15% per annum (6.96% at December 31, 1997). No amounts on the line of credit were outstanding at December 31, 1996 or December 31, 1997.

                SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   LONG-TERM DEBT

Long-term debt consists of the following:

                                                                December 31,
                                                        -------------------------
                                                           1996           1997
                                                        ----------     ----------
Note payable to a bank, bearing interest at 1.10%
over the LIBOR (6.63% at December 31, 1996).
The loan was repaid in its entirety in 1997.            $2,320,000     $       --

Other notes payable bearing interest
at rates ranging from 8% to 14%.                         3,032,298        930,231
                                                        ----------     ----------
                                                         5,352,298        930,231

Less: current portion of  long-term debt                 3,182,197        930,231
                                                        ----------     ----------

Total long-term debt                                    $2,170,101     $       --
                                                        ==========     ==========

                SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.   DUE TO SHAREHOLDERS OF ACQUIRED COMPANIES

Due to shareholders of acquired companies consists of the following (see also
Note 3)

                                                                                         December 31,
                                                                       --------------------------------------------------
                                                                               1996                         1997
                                                                       --------------------        ----------------------
Amounts payable to former owners of NAI/Block, payable
    in 642,901 shares of common stock in January 1998                  $                  -                  $ 25,000,000
Amounts payable to former shareholders of Educational
    Inroads                                                                       3,232,884                             -
Amounts payable to former shareholders of WSI in cash                             4,920,565                       262,285
Amounts payable to former shareholders of WSI, payable
    in 714,884 shares of common stock in January 1997                            15,150,115                             -
Amounts payable to former shareholders of PACE in cash                                    -                    13,531,910
Amounts payable to former shareholders of PACE,
    payable in common stock in April 1998                                                 -                    11,308,427
Amounts payable to former shareholders of Drake in
    common stock (1996 - 357,143 shares; 1997 - 714,286
    shares)                                                                       8,142,856                    20,057,151
                                                                       --------------------        ----------------------
                                                                                 31,446,420                    70,159,773
Less:  current portion                                                           (4,920,565)                  (13,794,195)
                                                                       --------------------        ----------------------
                                                                                $26,525,855                  $ 56,365,578
                                                                       ====================        ======================

10.  LEASES

The Company conducts all of its operations from leased facilities. These facilities include the Company's corporate headquarters and other office locations, warehouse space, certain testing sites, and Company-owned learning centers. The terms of these leases are five years or less, with the exception of the Company's corporate headquarters, which has a lease term of ten years, and generally contain renewal options. The Company also leases certain equipment under operating leases of 36 months or less. Future minimum lease payments at December 31, 1997, by year and in the aggregate, under all non-cancelable operating leases are as follows:

                Years ending December 31:
                           1998                       $ 6,831,220
                           1999                         5,976,802
                           2000                         5,316,800
                           2001                         4,515,938
                           2002                         4,357,077
                           Thereafter                  11,195,371
                                                      -----------
                                                      $38,193,208
                                                      ===========

                SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  LEASES (CONTINUED)

Rent expense for cancelable and non-cancelable leases was $4.0 million, $6.5 million and $8.2 million for the years ended December 31, 1995, 1996 and 1997, respectively.

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

12.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Company's financial instruments, which consist primarily of cash and cash equivalents, accounts and notes receivable, available-for-sale investments, accounts payable, due to shareholders of acquired companies (cash portion), and short and long-term debt, approximate their carrying amounts reported in the consolidated balance sheets.

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

                SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.    STOCK OPTIONS AND WARRANTS

Stock Options

The Company has an Employee Stock Option Plan ("the Employee Plan") which provides for the granting of stock options to purchase up to 3,800,000 shares of common stock. All options granted under the Employee Plan vest ratably over a five-year period and expire six years after date of grant. At December 31, 1997, options to purchase 3,753,199 shares of common stock have been granted under the Employee Plan.

Under a Management Stock Option Plan ("Management Plan"), the Company has outstanding stock options at December 31, 1997 to purchase 160,850 shares of common stock for $11.25 per share. All outstanding options are fully vested, and expire on December 1, 2001. No additional options may be granted under the Management Plan.

In March 1996, the Company established the Senior Management Stock Option Plan ("the Senior Management Plan") to replace the Management Plan. The Senior Management Plan provides for the granting of stock options to purchase up to 2,250,000 shares of common stock. At December 31, 1997, options to purchase 1,035,000 shares of common stock have been granted under the Senior Management Plan. Options granted under this plan expire ten years after the date of grant. Of this amount, options for 165,000 shares became immediately vested, with the balance vesting ratably over three years.

In October 1993 the stockholders approved the establishment of the Director Stock Option Plan ("Director Plan") for all non-employee members of the Board of Directors. Under the Director Plan, options to purchase 172,500 shares of common stock may be issued to certain members of the Board of Directors. No individual is eligible to receive more than 33,750 options under this plan and options granted under this plan expire at varying times three months after a director ceases his term on the Board. At December 31, 1997, options to purchase 168,750 shares of common stock have been granted under the Director Plan.

During 1997, the Company established the Sylvan Technology Center Stock Option Plan ("the STC Plan") for the franchisee owners of Sylvan Technology Centers. The STC Plan provides for the granting of stock options to purchase up to 300,000 shares of common stock. During 1997, 211,000 options were granted that vest ratably over a three-year period and expire 10 years after the date of grant or on the date of cessation of operations of the center. The fair value of these options, determined using the Black-Scholes option valuation model, was $1,386,000, of which $550,000 of expense was recognized in 1997, with the remainder to be recognized in expense over the next three years as the options vest.

                SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.  STOCK OPTIONS AND WARRANTS (CONTINUED)

The following table summarizes the stock option activity of the Company.

                                            1995                   1996                            1997
                                     ---------------------------------------------------------------------------------
                                                                           Weighted                        Weighted
                                                                           Average                         Average
                                          Options          Options      Exercise Price     Options      Exercise Price
                                     ---------------------------------------------------------------------------------
Outstanding - beginning of year             2,574,731       3,235,151           $ 7.69      4,614,013           $13.06
Granted                                       919,083       1,847,875            21.92      1,142,402            35.59
Exercised                                    (258,663)       (384,563)           10.87     (1,080,542)            4.38
Forfeited                                           -         (84,450)           11.24        (52,482)           17.74
                                     ---------------------------------------------------------------------------------
Outstanding - end of year                   3,235,151       4,614,013           $13.06      4,623,391           $20.63
                                     =================================================================================
Exercisable at end of year                  1,495,502       1,792,312           $ 6.67      1,794,118           $12.77
                                     =================================================================================
Weighted-average fair value of
 options granted during the year                                                $ 8.33                          $10.73
                                                                                ======                          ======

Exercise prices for options outstanding as of December 31, 1997 ranged from $5.22 to $43.88 as follows:


                                      WEIGHTED          WEIGHTED                          WEIGHTED
                                       AVERAGE          AVERAGE                            AVERAGE
                                      EXERCISE         REMAINING                          EXERCISE
                                      PRICES OF       CONTRACTUAL                         PRICES OF
    RANGE OF          OPTIONS          OPTIONS      LIFE OF OPTIONS       OPTIONS          OPTIONS
 EXERCISE PRICES    OUTSTANDING      OUTSTANDING      OUTSTANDING       EXERCISABLE      EXERCISABLE
------------------------------------------------------------------------------------------------------
  $5.22-$9.12        1,032,750          $6.46             2.0              811,095           $6.41
------------------------------------------------------------------------------------------------------
 $10.17-$17.00         644,034          13.13             3.7              368,902           12.55
------------------------------------------------------------------------------------------------------
 $20.33-$29.66       2,158,607          23.04             6.7              614,121           21.30
------------------------------------------------------------------------------------------------------
 $33.53-$43.88         788,000          38.45             5.8                 -                -
------------------------------------------------------------------------------------------------------

For the years ended December 31, 1996 and 1997, pro forma net income and earnings per share information required by Statement 123 has been determined as if the Company had accounted for its stock options using the fair value method. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1996 and 1997: risk-free interest rate of 6.00%, dividend yield of 0%, volatility factors of the expected market price of the Company's common stock of .399 and .280, respectively, and an expected life of granted options which varies from zero to five years depending upon the vesting period.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information follows:

                                                        1995                   1996                      1997
---------------------------------------------------------------------------------------------------------------------
Pro forma net income                                 $2,674,761               $11,938,549                 $26,006,873
---------------------------------------------------------------------------------------------------------------------
Pro forma earnings per share:
---------------------------------------------------------------------------------------------------------------------
  Basic                                                   $0.18                     $0.52                       $0.97
---------------------------------------------------------------------------------------------------------------------
  Diluted                                                 $0.17                     $0.49                       $0.92
---------------------------------------------------------------------------------------------------------------------

The effect of compensation expense from stock options on 1995 pro forma net income reflects only the vesting of 1995 awards. However, 1996 and 1997 pro forma net income reflects additional years of vesting of the prior year awards and the first year of vesting of current year awards. Because the granted stock options vest over periods ranging from zero to five years, not until 2001 is the full effect of recognizing compensation expense for stock options representative of the possible effects on pro forma net income for future years.

Stock Warrants

In July 1993 warrants to purchase 239,364 shares of common stock for $5.22 per share were issued in connection with a $5.0 million financing. Warrants to purchase 136,728, 54,457 and 4,790 shares of common stock were exercised in 1995, 1996 and 1997, respectively. The remaining 38,601 warrants expire in July 1998.

14.  IMPAIRMENT LOSS


In September 1995, the Company determined that certain assets of Sylvan Prometric were impaired as a result of the acquisition of Drake. These assets, consisting of computer equipment, software and other assets, were impaired because of dissimilar technical requirements for Drake computer-based tests, or because their use was limited by virtue of the acquisition of similar productive assets from Drake. The amount of the impairment loss was determined by evaluating the likely sales proceeds from the disposition of the assets as compared to their book value.

                SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14.  IMPAIRMENT LOSS (CONTINUED)

In May 1997, the Company determined that certain assets of Sylvan Prometric were impaired as a result of certain strategic changes that were made as a result of pursuing the National Education Corporation ("NEC") acquisition (see Note 15). During and after the acquisition negotiations with NEC, the Company developed certain plans that resulted in required changes in both software systems and hardware currently utilized in Sylvan Prometric's network of centers. The plans continued to be valid for the Company even after the NEC acquisition was terminated. The impaired assets, consisting of computer equipment and software, were impaired as a result of changes in the technical requirements and specifications of certain computer hardware and software. The amount of the impairment loss was determined by evaluating the likely sales proceeds from the disposition of the assets compared to their book value. The Company determined that it was unlikely that the net cash proceeds from the sale of any assets would be significant, and therefore recorded an impairment loss equal to the net book value of the assets of $4.0 million.

15.  TERMINATION FEE

In March 1997, the Company and NEC executed a definitive agreement pursuant to which the Company was to acquire NEC. In May 1997, NEC accepted the offer of Harcourt General, Inc. to acquire all of the stock of NEC which resulted in the termination of NEC's agreement with the Company and NEC's payment to the Company of the $30.0 million termination fee required by that agreement. The Company also incurred $1.5 million of expenses in connection with the NEC transaction, and reported the net termination fee of $28.5 million in 1997.

16.  CONTRIBUTIONS

During 1997, the Company made certain cash expenditures and common stock contributions resulting in an aggregate expense to the Company of approximately $21.5 million. The $21.5 million, recorded as operating expenses, was attributable to contributions of (i) $3.0 million in cash and common stock valued at $7.0 million to IT Training Marketing Company, a nonprofit corporation whose sole purpose is to fund promotional and channel support programs for the Sylvan Prometric distribution channel, (ii) common stock valued at $5.0 million to SLC National Advertising Fund, Inc., a nonprofit corporation whose sole purpose is to develop and fund advertising programs for the Sylvan Learning Centers and (iii) common stock valued at $6.5 million to Sylvan Learning Foundation, a nonprofit foundation formed to promote various educational pursuits.

                SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


17.  Income Taxes

Significant components of the provision for income taxes are as follows:

                                     Year ended  December 31,
                              ------------------------------------
                                1995          1996          1997
                              ---------    ----------  -----------

Current:
  Federal                     $ 250,334    $4,991,497  $ 8,972,231
  Foreign                       133,887       372,996      940,670
  State                         212,251     1,379,593    1,547,450
                              ---------    ----------  -----------
Total current                   596,472     6,744,086   11,460,351
Deferred (benefit):
  Federal                      (300,168)    1,773,051    3,441,592
  Foreign                             -             -      306,446
  State                         (87,145)      332,863      855,611
                              ---------    ----------  -----------
Total deferred                 (387,313)    2,105,914    4,603,649
                              ---------    ----------  -----------
Total provision               $ 209,159    $8,850,000  $16,064,000
                              =========    ==========  ===========

For the years ended December 31, 1996 and 1997, foreign income before income taxes was approximately $2.9 million and $12.6 million, respectively.

The Company uses the liability method to account for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

                SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


17.  INCOME TAXES (CONTINUED)


Significant components of the Company's deferred tax assets and liabilities are as follows:

                                               Year ended December 31,
                                              -------------------------
                                                 1996           1997
                                              -----------   -----------
Deferred tax assets:
  Net operating loss carryforwards            $ 2,277,600   $   765,153
  Loss on impairment of assets                     71,601       779,429
  Deferred revenue                                443,618       629,659
  Allowance for doubtful accounts                 301,205       548,046
  Advertising costs                                     -     5,304,604
  Amortization of intangible assets               459,040       642,977
  Equity share of losses from affiliates           53,841       827,089
  Charitable contribution carryforward             23,746     2,424,881
  Tax credit carryforwards                         76,544       925,844
  Other                                           168,780       538,509
                                              -----------   -----------
 Total deferred tax assets                      3,875,975    13,386,191

 Deferred tax liabilities:
  Deferred contract costs                       1,746,807     2,066,448
  Contract rights                                 316,619       169,586
  Depreciation                                    684,508     1,470,612
  Deferred income                                       -    11,388,000
  Accrued receivables                             266,432       558,646
  Other                                           302,610       564,818
                                              -----------   -----------
 Total deferred tax liabilities                 3,316,976    16,218,110
                                              -----------   -----------
 Net future income tax benefit (liability)        558,999    (2,831,919)
 Valuation allowance for net deferred
  tax assets                                   (2,277,600)     (765,153)
                                              -----------   -----------
 Net deferred tax liabilities                 $(1,718,601)  $(3,597,072)
                                              ===========   ===========

The net operating loss carryforwards at December 31, 1997 are related to a subsidiary of the Company, and are available only to offset future taxable income of the subsidiary. These net operating loss carryforwards will begin to expire in 2007.

                SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


17.  INCOME TAXES (CONTINUED)

The reconciliation of the reported income tax expense to the amount that would result by applying the U.S. federal statutory tax rates to income before income taxes is as follows:

                                                            Year ended December 31,
                                                    --------------------------------------
                                                       1995          1996          1997
                                                    -----------   ----------   -----------
Tax expense at U.S. statutory rate                  $ 1,277,000   $8,022,000   $15,469,000
Permanent differences                                   828,000      813,000     2,120,000
State income tax expense, net of
 federal tax effect                                     123,000    1,130,000     1,555,000
Tax effect of foreign income taxed at lower rate        (87,000)    (704,000)   (3,556,000)
Change in valuation allowance affecting
 tax expense                                         (2,026,000)           -             -
Utilized tax credits                                          -     (254,000)            -
Other                                                    94,000     (157,000)      476,000
                                                    -----------   ----------   -----------
                                                    $   209,000   $8,850,000   $16,064,000
                                                    ===========   ==========   ===========

18.  EARNINGS PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share ("Statement No. 128"). Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully-diluted earnings per share. Earnings per share amounts for all periods have been presented, and where appropriate, restated, to conform to the Statement No. 128 requirements.

The following table summarizes the computations of basic and diluted earnings per share:

                SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


18.  EARNINGS PER SHARE (CONTINUED)

                                                        Year ended December 31,
                                                 -------------------------------------
                                                    1995         1996         1997
                                                 -----------  -----------  -----------
Numerator used in basic and diluted
  earnings per common share:
  Net income                                     $ 3,571,331  $14,796,321  $29,433,999
                                                 ===========  ===========  ===========

Denominator:
  Denominator for basic earnings per common
         share weighted average shares            15,132,007   23,028,816   26,885,860

  Effect of dilutive securities:
   Employee stock options                          1,851,103    1,379,485    1,233,256
   Common stock contingently issuable                 95,693      178,176      418,878
                                                 -----------  -----------  -----------

   Total dilutive potential common shares          1,946,796    1,557,661    1,652,134
                                                 -----------  -----------  -----------

  Denominator for diluted earnings per common
         share weighted average shares and
   assumed conversions                            17,078,803   24,586,477   28,537,994
                                                 ===========  ===========  ===========

Earnings per common share, basic                 $      0.24  $      0.64  $      1.09

Earnings per common share, diluted               $      0.21  $      0.60  $      1.03

The Company as of December 31, 1997 has reserved 6,019,179 shares of common stock for future issuance upon the exercise of all outstanding stock purchase warrants, the exercise of all outstanding stock options and the issuance of shares of common stock in connection with purchase business combinations.

19.  MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

In 1997, the Company extended its agreement with Educational Testing Services ("ETS") to be the exclusive commercial provider of ETS domestic computer-based tests through the year 2006. The contract to provide international computer-based tests runs through the year 2004. The international testing contract with ETS stipulates that the Company will be compensated for its services for a fee equal to approved costs plus 10 percent, and the company recognizes revenues accordingly. Operating costs under the contract will be paid at cost plus 10 percent on a monthly basis by ETS. Start-up costs will be paid ratably over a period not to exceed 10 years. Total revenues from ETS represented approximately 16.2%, 10.8% and 17.5% of consolidated revenues

                SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


19.  MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK (CONTINUED)

for the years ended December 31, 1995, 1996 and 1997, respectively. The testing business acquired from Drake in September 1995 is highly concentrated with two customers. These customers contributed approximately 23% and 16% to consolidated revenues for the years ended December 31, 1996 and 1997, respectively. The Company expects the contracts with these two customers to be renewed at the expiration date of the current contracts. The failure of these contracts to be renewed under similar terms would have a detrimental effect on future operating results and significantly impair the Company's ability to recover the remaining goodwill balance of approximately $91.6 million related to the acquisition of Drake.

Financial instruments which potentially subject the Company to credit risk are investments in available-for-sale securities, accounts receivable and notes receivable. The Company maintains an allowance for losses on receivables based on the collectibility of all amounts owed. The Company generally does not require collateral for trade receivables. Notes receivable are generally collateralized by assets of the debtors. At December 31, 1997, the Company does not have any significant concentrations of credit risk.

20.  DEFINED CONTRIBUTION RETIREMENT PLAN

The Company sponsors a defined contribution retirement plan under section 401(k) of the Internal Revenue Code. The provisions of this plan allow for voluntary employee contributions, subject to certain annual limitations, and discretionary Company contributions which are allocated to eligible participants based upon compensation. All employees are eligible after meeting certain service requirements. The Company made a discretionary contribution to this plan in 1997 of $248,000.

21.  BUSINESS AND GEOGRAPHIC SEGMENT INFORMATION

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement 131"). Statement 131 supercedes Financial Accounting Standards Board Statement No. 14, Financial Reporting for Segments of a Business Enterprise ("Statement 14"), and establishes new standards for the way that public enterprises report selected information about operating segments in annual and interim financial statements. It also established standards for related disclosures about products and services, geographical areas, and major customers. Statement 131 is effective for financial statements issued for fiscal years beginning after December 31, 1997. The Company has elected to adopt this statement in 1997, and accordingly, the disclosures for all periods have been presented, and where appropriate, restated to conform to the Statement 131 requirements.

                SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


21.  BUSINESS AND GEOGRAPHIC SEGMENT INFORMATION (CONTINUED)

Description of Services From Which Each Reportable Segment Derives its Revenues

The Company provides lifelong educational services through three distinct operating segments. The Sylvan Learning Centers division provides personalized instructional services to students of all ages and skill levels, through its network of franchised and Company-owned learning centers located in 49 states, five Canadian provinces, Hong Kong, Guam and South Korea. The Sylvan Contract Educational Services division provides educational services and professional development to children and adults through contracts with school systems and other organizations. These services to children are delivered at over 500 schools and in the case of its professional development services for adults, at the contracting parties' facilities. The Sylvan Prometric division delivers computer-based testing for academic admissions and professional certification programs through a network of computer testing centers located throughout the world, and includes the operations of Wall Street Institute, a European-based franchisor and operator of learning centers for English language instruction that will administer certain computer-based testing programs throughout Europe and Latin America.

Measurement of Segment Profit or Loss and Segment Assets

The Company evaluates performance and allocates resources based on operating income before corporate general and administrative expenses and income taxes. The accounting policies used by the reportable segments are the same as those used by the Company as described in Note 2 to the consolidated financial statements. There are no significant intercompany sales or transfers.

Factors Management Uses to Identify the Company's Reportable Segments

The Company's reportable segments are business units that offer distinct services. The segments are managed separately as they have different customer bases and delivery channels.

The following table sets forth information on the Company's reportable segments:

                                                                 Year Ended December 31, 1995
                                         ------------------------------------------------------------------------
                                                                              Contract
                                             Learning Centers           Educational Services     Sylvan Prometric
                                        ---------------------------  --------------------------  ----------------
Revenues                                                $26,063,191                 $50,429,662      $ 34,565,697
Depreciation and amortization                               895,430                   1,584,352         5,601,471
Loss on impairment of assets                                      -                           -         3,315,541
Segment profit                                            7,387,957                   2,745,082           901,873
Segment assets                                           12,863,792                  26,568,393        98,200,486

                SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


21.  BUSINESS AND GEOGRAPHIC SEGMENT INFORMATION (CONTINUED)

                                                                Year Ended December 31, 1996
                                        -------------------------------------------------------------------------
                                                                              Contract
                                             Learning Centers           Educational Services     Sylvan Prometric
                                        ---------------------------  --------------------------  ----------------
Revenues                                                $36,799,287                 $58,185,985      $ 86,950,689
Depreciation and amortization                               945,968                   1,939,778         9,911,562
Segment profit                                           11,242,406                   4,812,800        15,432,208
Segment assets                                           13,967,337                  27,495,706       153,657,895

                                                                 Year Ended December 31, 1997
                                        -------------------------------------------------------------------------
                                                                              Contract
                                             Learning Centers           Educational Services     Sylvan Prometric
                                        ---------------------------  --------------------------  ----------------
Revenues                                                $44,289,019                 $66,582,280      $135,340,434
Depreciation and amortization                               672,831                   1,613,686        14,115,516
Loss on impairment of assets                                      -                           -         4,000,000
Unusual Items - contribution to
  marketing fund                                                  -                           -        10,000,000
Significant non-cash charges
  (advertising)                                           5,000,000                           -                 -
Segment profit                                            7,580,158                  10,525,659        17,484,961
Segment assets                                           21,843,781                  57,064,257       252,724,879

The following tables reconcile the reported information on segment profit and assets to income before income taxes and total assets reported in the statements of income and balance sheets, respectively, for the years ended December 31, 1995, 1996 and 1997:

                                  1995          1996          1997
                              ------------  ------------  -------------
Operating Profit:

Total profit for
  reportable segments         $11,034,912   $31,487,414   $ 35,590,778
Corporate general and
  administrative expense       (6,205,480)   (8,755,406)   (20,467,883)
Other income (expense),
  net of direct costs          (1,048,942)      914,313     30,375,104
                              -----------   -----------   ------------

Income before income taxes    $ 3,780,490   $23,646,321   $ 45,497,999
                              ===========   ===========   ============

                SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


21.  BUSINESS AND GEOGRAPHIC SEGMENT INFORMATION (CONTINUED)

                                     1995          1996          1997
                                 ------------  ------------  ------------
Assets:

Segment assets                   $137,632,671  $195,120,938  $331,632,917
Cash and available for sale
  securities - corporate           33,637,176    27,381,251    86,630,693
Deferred tax asset                  1,271,925       619,553     3,737,831
Property, plant and
  equipment - Corporate             1,007,488     5,249,080     6,809,758
Investments in and advances
  to affiliates                       182,320     5,895,602    12,463,729
Other investments                     338,681    22,219,888    28,017,457
Other non-segment assets                    -     3,103,209     4,223,179
                                 ------------  ------------  ------------

Total assets                     $174,070,261  $259,589,521  $473,515,564
                                 ============  ============  ============

Included in corporate general and administrative expense for the year ended December 31, 1997 was a contribution of the Company's common stock valued at $6.5 million as discussed in Note 16 to these financial statements.

Depreciation expense in the amounts of $0.4 million, $0.7 million and $1.8 million were charged to corporate departments during the years ended December 31, 1995, 1996 and 1997, respectively.

Enterprise-Wide Disclosures - Information on Geographic Areas

                                              Year Ended December 31, 1995
                                              ------------------------------

                                               Revenues     Long-lived Assets

United States                                $100,373,442       $ 99,099,102
Foreign countries - total                      10,685,108          5,608,754
                                             ------------       ------------

Consolidated total                           $111,058,550       $104,707,856
                                             ============       ============

                                              Year Ended December 31, 1996
                                              ------------------------------

                                               Revenues     Long-lived Assets

United States                                $152,912,824       $128,218,844
Foreign countries - total                      29,023,137         23,743,870
                                             ------------       ------------

Consolidated total                           $181,935,961       $151,962,714
                                             ============  =================

                SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


21.  BUSINESS AND GEOGRAPHIC SEGMENT INFORMATION (CONTINUED)

                                                Year Ended December 31, 1997
                                             ----------------------------------

                                               Revenues      Long-lived Assets

United States                                $188,796,500       $213,901,811
Foreign countries - total                      57,415,233         29,325,319
                                             ------------       ------------

Consolidated total                           $246,211,733       $243,227,130
                                             ============       ============

Revenues from individual foreign countries did not exceed 10% of consolidated revenues in any of the years presented. Long-lived assets domiciled in individual foreign countries did not exceed 10% of consolidated long-lived assets in any of the years presented. Note 19 to the financial statements contains information about major customers of the Company.

22.  SUPPLEMENTAL CASH FLOW INFORMATION

Interest payments were $2.4 million, $1.1 million and $0.5 million for the years ended December 31, 1995, 1996 and 1997, respectively. The 1995 amount includes imputed interest payments of $1.1 million related to the acquisition of Drake.

Income tax payments were $1.8 million, $4.0 million and $2.3 million for the years ended December 31, 1995, 1996, and 1997, respectively.

                SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


23.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                           Quarter ended
                                                    ---------------------------------------------------
                                                    March 31,   June 30,   September 30,   December 31,
                                                      1997        1997         1997            1997
                                                    ---------   --------   -------------   ------------
                                                        (Amounts in thousands, except per share data)
Operating revenues                                    $51,944   $ 57,596         $58,464        $78,210
Operating expenses                                     46,591     71,844          46,677         60,978
Loss on impairment of assets                               --      4,000              --             --
                                                      -------   --------         -------        -------

Operating income (loss)                                 5,353    (18,248)         10,787         17,232

Non-operating items, net                                  352     28,899             793            330
                                                      -------   --------         -------        -------

Income before income taxes                              5,705     10,651          11,580         17,562
Income taxes                                           (2,258)    (3,957)         (4,053)        (5,796)
                                                      -------   --------         -------        -------

Net income                                            $ 3,447   $  6,694         $ 7,527        $11,766
                                                      =======   ========         =======        =======

Net income per common share:
  Basic                                               $  0.14   $   0.26         $  0.27        $  0.41
                                                      =======   ========         =======        =======
  Diluted                                             $  0.13   $   0.25         $  0.26        $  0.38
                                                      =======   ========         =======        =======

Weighted average shares
 outstanding:
  Basic                                                25,379     25,499          27,746         28,956
                                                      =======   ========         =======        =======
  Diluted                                              27,251     27,109          29,255         31,345
                                                      =======   ========         =======        =======

During the second quarter of 1997, the Company recognized an impairment loss of $4.0 million, income from a termination fee of $28.5 million and recorded expense related to contributions which totaled $21.5 million. These transactions are described in Notes 14, 15 and 16, respectively.

The net effect of the above non-recurring items was an increase in pre-tax income of $3.0 million and net income of $1.9 million, or $.07 per diluted share.

Diluted earnings per common share for the year ended December 31, 1997 is $1.03. The total diluted earnings per common share derived from the addition of the quarterly amounts in 1997 is $1.02. This difference is caused by differences in the estimated effect of contingently issuable shares related to the acquisition of PACE in the quarterly periods as compared to the annual period.