Form 10-Q
period 1998-03-31
SYLVAN LEARNING SYSTEMS INC
filed 1998-05-14
CIK 912766

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q



[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarter ended MARCH 31, 1998 or
                                                --------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to__________.

                 COMMISSION FILE NUMBER       0-22844
                                              -------


                         SYLVAN LEARNING SYSTEMS, INC.
                         -----------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          MARYLAND                                               52-1492296
-------------------------------                              -------------------
(STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)


1000 LANCASTER STREET, BALTIMORE, MARYLAND                         21202
------------------------------------------                         -----
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (410)843-8000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [ ].

The registrant had 29,770,293 shares of Common Stock outstanding as of April 30, 1998.

                         SYLVAN LEARNING SYSTEMS, INC.
                         -----------------------------

                                     INDEX
                                     -----

                                                                      Page No.
                                                                      --------
PART I. - FINANCIAL INFORMATION

      Item 1.  Financial Statements (Unaudited)

                Balance Sheets - December 31, 1997 and
                 March 31, 1998...........................................  3

                Statements of Income - Three months ended
                 March 31, 1997, three months ended March 31, 1998........  5

                Statements of Cash Flows - Three months ended
                 March 31, 1997, three months ended March 31, 1998........  6

                Notes to Unaudited Financial Statements - March 31, 1998..  7

      Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations....................... 12

PART II. - OTHER INFORMATION

      Item 6.  Exhibits and Reports on Form 8-K........................... 18

SIGNATURES................................................................ 18

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
------------------------------

SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ IN THOUSANDS)

                                                                  December 31,             March 31,
                                                                     1997                    1998
                                                                --------------           -------------
                                                                                         (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                     $       23,150           $      25,160
  Available-for-sale securities                                         82,925                  57,880

  Receivables:
    Accounts receivable                                                 56,188                  54,329
    Costs and estimated earnings in excess of billings
      on uncompleted contracts                                           3,900                   6,463
    Notes receivable                                                     2,943                   3,201
    Other receivables                                                    7,000                       -
                                                                --------------           -------------
                                                                        70,031                  63,993
    Allowance for doubtful accounts                                     (1,755)                 (1,970)
                                                                --------------           -------------
                                                                        68,276                  62,023

  Inventory                                                              4,777                   6,802
  Deferred income taxes                                                  3,738                   3,719
  Prepaid expenses and other current assets                              3,675                   5,107
                                                                --------------           -------------
Total current assets                                                   186,541                 160,691

Notes receivable, less current portion                                   6,232                   6,176
Costs and estimated earnings in excess of billings
  on uncompleted contracts, less current portion                           352                     161

Property and equipment:
  Furniture and equipment                                               55,381                  67,099
  Leasehold improvements                                                 7,650                   8,250
                                                                --------------           -------------
                                                                        63,031                  75,349
  Accumulated depreciation                                             (18,725)                (21,602)
                                                                --------------           -------------
                                                                        44,306                  53,747

 Intangible assets:
  Goodwill                                                             182,168                 205,750
  Contract rights                                                       13,973                  13,973
  Other                                                                  2,522                   2,777
                                                                --------------           -------------
                                                                       198,663                 222,500
   Accumulated amortization                                            (16,649)                (18,975)
                                                                --------------           -------------
                                                                       182,014                 203,525

Deferred contract costs, net of accumulated amortization
  of $6,205 as of December 31, 1997 and $7,500
  as of March 31, 1998                                                  10,324                  11,767

Investments in and advances to affiliates                               12,464                  16,024
Other investments                                                       28,017                  28,524
Other assets                                                             3,266                   4,490
                                                                --------------           -------------
Total assets                                                           473,516                 485,105
                                                                ==============           =============


SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ IN THOUSANDS)

                                                              December 31,               March 31,
                                                                  1997                     1998
                                                             ---------------            -------------
                                                                                          (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                      $        36,435            $      39,367
  Income taxes payable                                                 4,876                    4,879
  Current portion of long-term debt                                      930                    1,318
  Current portion of due to shareholders of
   acquired companies                                                 13,794                   13,870
  Deferred revenue                                                    11,752                   11,512
  Other current liabilities                                              780                      979
                                                             ---------------            -------------
Total current liabilities                                             68,567                   71,925

Deferred income taxes                                                  7,335                    7,335
Due to shareholders of acquired companies,
   less current portion                                               56,366                   31,365
Other long-term liabilities                                              877                      359
Commitments and contingent liabilities                                     -                        -
                                                             ---------------            -------------

Total liabilities                                                    133,145                  110,984
                                                             ---------------            -------------

Stockholders' equity:
 Preferred stock, par value $.01 per share--authorized
    10,000,000 shares, no shares issued and
    outstanding as of December 31, 1997 and March 31,
    1998                                                                   -                        -
  Common stock, par value $.01 per share--authorized
    40,000,000 shares, issued and outstanding shares of
    28,964,278 as of December 31, 1996 and 29,743,660
    as of March 31, 1998                                                 290                      297
  Additional paid-in capital                                         301,391                  329,518
  Retained earnings                                                   39,652                   45,340
  Foreign currency translation adjustments                              (962)                  (1,034)
                                                             ---------------            -------------
Total stockholders' equity                                           340,371                  374,121
                                                             ---------------            -------------

Total liabilities and stockholders' equity                   $       473,516            $     485,105
                                                             ===============            =============

See accompanying notes.

SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            Three months ended March 31,
                                                          ----------------------------------
                                                                1997               1998
                                                          ----------------------------------
REVENUES                                                           51,944       $     75,356

COST AND EXPENSES
Direct costs                                                       43,630             63,915
General and administrative expense                                  2,961              3,327
                                                          ---------------     --------------
Total expenses                                                     46,591             67,242
                                                          ---------------     --------------

Operating income                                                    5,353              8,114

OTHER INCOME (EXPENSE)
Investment and other income                                           662              1,594
Interest expense                                                     (182)               (67)
Equity in net loss of affiliates                                     (128)            (1,212)
                                                          ---------------     --------------
Income before income taxes                                          5,705              8,429

Income taxes                                                       (2,258)            (2,782)
                                                          ---------------     --------------
Net income                                                          3,447       $      5,647
                                                          ===============     ==============


Earnings per common share, basic                                    $0.14              $0.19
                                                          ===============     ==============


Earnings per common share, diluted                                  $0.13              $0.18
                                                          ===============     ==============

See accompanying notes.

SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
($ IN THOUSANDS)

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                --------------------------------------
                                                                                      1997                       1998
                                                                                --------------------------------------
OPERATING ACTIVITIES
Net income                                                                      $     3,447              $       5,647
       Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
          Depreciation                                                                1,860                      2,806
          Amortization                                                                2,106                      3,384
          Non-cash dividend income                                                     (500)                      (500)
          Provision for doubtful accounts                                                40                        175
          Equity in net loss of affiliates                                              128                      1,211
          Changes in operating assets and liabilities:
           Accounts and notes receivable                                             (3,522)                     9,084
           Cost and estimated earnings in excess of billings
            on uncompleted contracts                                                    953                     (2,372)
           Inventory                                                                     29                       (744)
           Prepaid expenses and other current assets                                    813                     (1,324)
           Other assets                                                                (902)                    (1,224)
           Accounts and notes payable and accrued expenses                           (5,675)                     2,654
           Billings in excess of costs and estimated earnings
            on uncompleted contracts                                                    553                        392
           Other current liabilities                                                    (87)                       207
           Deferred revenue and other long-term liabilities                             618                     (1,555)
                                                                                -----------              -------------

Net cash provided by (used in) operating activities                                    (139)                    17,841
                                                                                -----------              -------------

INVESTING ACTIVITIES
Purchase of available-for-sale securities                                            (4,827)                    (4,354)
Proceeds from sale of available-for-sale securities                                  11,045                     29,400
Investment in and advances to affiliates                                               (880)                    (4,778)
Increase in other investments                                                          (742)                         -
Purchase of property and equipment                                                   (2,533)                   (11,348)
Proceeds from sale of property and equipment                                             43                          -
Cash paid for Canter, net of cash received                                                -                    (24,262)
Cash paid for other acquired businesses, net of cash received                             -                        (24)
Increase in other intangible assets                                                       -                       (255)
Expenditures for deferred contract costs and other assets                               (11)                      (193)
                                                                                -----------              -------------

Net cash provided by (used in) investing activities                                   2,095                    (15,814)
                                                                                -----------              -------------

FINANCING ACTIVITIES
Payments on loans from stockholders of acquired companies                            (4,671)                       (15)
Proceeds from exercise of options and warrants                                          922                      1,403
Distributions to shareholders of pooled entity                                         (550)                         -
Payments on long-term debt and capital lease obligations                             (2,932)                      (789)
Proceeds from issuance of long-term debt                                                 56                          -
Payments on bank lines of credit                                                          -                       (544)
Proceeds from bank lines of credit                                                    7,164                          -
                                                                                -----------              -------------

Net cash provided by (used in) financing activities                                     (11)                        55
                                                                                -----------              -------------

Effects of exchange rate changes on cash                                               (354)                       (72)
                                                                                -----------              -------------

Net increase  in cash and cash equivalents                                            1,591                      2,010
Cash and cash equivalents at beginning of period                                     11,198                     23,150
                                                                                -----------              -------------

Cash and cash equivalents at end of period                                      $    12,789              $      25,160
                                                                                ===========              =============

See accompanying notes.

                SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES


NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

MARCH 31, 1998

NOTE A - BASIS OF PRESENTATION
         ---------------------

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.


NOTE B - INCOME TAXES
         ------------

     The tax provisions for the three month periods ended March 31, 1998 and 1997 are based on the estimated effective tax rates applicable for the full years. The Company's income tax provision of $2.8 million for the three month period ended March 31, 1998 consists of federal, state, and foreign income taxes. The Company's effective tax rate has decreased from 40% during the first quarter of 1997 to 33% during the first quarter of 1998 mainly due to the effect of higher earnings levels in certain lower tax jurisdictions.

NOTE C - EARNINGS PER SHARE
         ------------------

     The following table summarizes the computations of basic and diluted earnings per share:


                                                 Three Months ended March 31,
                                                 ----------------------------
                                                    1997             1998
                                                   -------          -------
Numerator used in basic and diluted
  earnings per common share:
  Net income                                       $ 3,447          $ 5,647
                                                   =======          =======

Denominator:
  Denominator for basic earnings per common
         share weighted average shares              25,379           30,504

  Effect of dilutive securities:
   Employee stock options                            1,679            1,444
   Common stock contingently issuable                  193                -
                                                   -------          -------

   Total dilutive potential common shares            1,872            1,444
                                                   -------          -------

  Denominator for diluted earnings per common
         share weighted average shares and
   assumed conversions                              27,251           31,948
                                                   =======          =======

Earnings per common share, basic                   $  0.14          $  0.19

Earnings per common share, diluted                 $  0.13          $  0.18


NOTE D - RECLASSIFICATIONS
         -----------------

     Certain amounts in the 1997 financial statements have been reclassified to conform with the 1998 presentation.


Note E - ACQUISITIONS
         ------------

     Effective January 1, 1998 the Company acquired all of the outstanding stock of Canter and Associates, Inc. and Canter Educational Productions, Inc. (collectively, "Canter"), commonly controlled companies, for an initial purchase price of $25 million in cash. Additional contingent consideration is payable over the next three years based upon Canter's meeting certain earnings thresholds. The acquisition was accounted for using the purchase method of accounting. During the first quarter of 1998, goodwill of approximately $23.6 million was recorded and is being amortized over a period of 25 years. Results of operations of Canter are included in the accompanying 1998 consolidated statement of income from January 1, 1998.

     Canter develops and markets staff development materials, including books and videotapes for teachers, as well as graduate level courses for educators that are delivered primarily through distance learning. The companies provide courseware for a complete distance learning Master's program offered by five independent colleges and universities. Additionally, Canter provides courseware for 11 other graduate level courses that are offered by 14 independent colleges and universities nationwide.


NOTE F - SUBSEQUENT EVENTS
         -----------------

     The Company has authorized a 3 for 2 stock split of its Common Stock to be effective in the form of a stock dividend which will be distributed on May 22, 1998 to shareholders of record at the close of business on April 1, 1998. Holders of the Company's Common Stock will receive a stock dividend at the rate of 1/2 share of Common Stock for each share of Common Stock owned. Shareholders will not be entitled to receive any resulting fractional shares, but will receive the value of any such fractional shares in cash.

     On April 13, 1998, the Company announced it has entered into an agreement to acquire all of the outstanding stock of privately held ASPECT in a merger transaction that would be accounted for as a pooling-of-interests, in exchange for Sylvan common stock valued at $65 million. This transaction was consummated on May 6, 1998.

     ASPECT, which had 1997 revenues of approximately $52 million, is a leading provider of English as a Second Language programs for college-age students. Founded in 1992, ASPECT delivers intensive English language programs at 19 schools in five countries.

NOTE G - STOCKHOLDERS' EQUITY
         --------------------

     The components of stockholders' equity are as follows:

                                                                                           Foreign
                                                    Additional                             Currency               Total
                                     Common           Paid-In          Retained          Translation          Stockholders'
                                      Stock           Capital          Earnings          Adjustments              Equity
                                  -------------   ---------------   ---------------   ------------------    ------------------
 Balance at January 1, 1998
                                           $290          $301,391           $39,652             $  (962)             $340,371
Options exercised for purchase
 of 69 shares of common stock,
 including income tax benefit
 of $458                                      1             1,860                                                       1,861

Issuance of 643 shares of
 common stock in connection
 with the acquisition of
 NAI/Block                                    6            25,710                                                      25,716

Issuance of 53 shares of common
 stock in connection with other
 acquisitions                                                 119                41                                       160

Issuance of 15 shares of common
 stock in connection with the
 Employee Stock Purchase Plan                                 438                                                         438

Foreign currency translation
 adjustment                                                                                         (72)                  (72)

Net income for the three months
 ended March 31, 1998                                                         5,647                                     5,647
                                --------------- ----------------- -----------------   -----------------     -----------------
Balance at March 31, 1998                  $297          $329,518           $45,340             $(1,034)             $374,121
                                =============== ================= =================   =================     =================

NOTE H - CONTINGENCIES
         -------------

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

NOTE I - BUSINESS SEGMENT INFORMATION
         ----------------------------

                                                      Three months ended March 31,
                                                  -----------------------------------
                                                       1997                   1998
                                                  -----------             -----------
Operating revenues:
   Learning Centers                                  $  9,231                $ 12,136
   Contract Educational Services                       17,574                  26,620
   Sylvan Prometric                                    25,139                  36,600
                                                     --------                --------
                                                     $ 51,944                $ 75,356
                                                     ========                ========

Segment profit:
   Learning Centers                                  $  2,402                $  2,707
   Contract Educational Services                        1,406                   3,806
   Sylvan Prometric                                     4,506                   4,928
                                                     --------                --------
                                                     $  8,314                $ 11,441
                                                     ========                ========

Segment assets:
   Learning Centers                                  $ 21,694                $ 27,840
   Contract Educational Services                       28,820                  82,382
   Sylvan Prometric                                   147,894                 254,575
                                                     --------                --------
                                                     $198,408                $364,797
                                                     ========                ========

     There have been no changes since December 31, 1997 in the Company's method for identification of reportable segments or for determination of segment profit or loss. There are no significant intercompany sales or transfers. The following table reconciles the reported information on segment profit to income before income taxes reported in the consolidated statements of income for the three months ended March 31, 1997 and 1998, respectively:


                                                         Three months ended March 31,
                                                        ------------------------------
                                                            1997                1998
                                                        ----------          ----------
Total profit for reportable segments                       $ 8,314             $11,441
Corporate general and administrative expense                (2,961)             (3,327)
Other income (expense)                                         352                 315
                                                           -------             -------
      Income before income taxes                           $ 5,705             $ 8,429
                                                           =======             =======

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


OVERVIEW

     The Company generates revenues from three business segments: core educational services which primarily consist of franchise sales, royalties and Company-owned Learning Center revenues; testing services, which consist of computer-based testing fees paid to the Company and the operations of the Wall Street Institute ("WSI"); and contract educational services, which consist of revenues attributable to providing supplemental and remedial education services to public and non-public schools and major corporations as well as providing teacher training services. The following selected segment data for the quarters ended March 31, 1997 and 1998 is derived from the Company's unaudited consolidated financial statements.


                                     Three Months
                                   Ended March 31,
                                   ----------------
                                    1997     1998
                                   -------  -------
                                    (In thousands)
Operating Revenue:
  Core educational services......  $ 9,231  $12,136
  Contract educational services..   17,574   26,620
  Testing services...............   25,139   36,600
                                   -------  -------
     Total revenue...............  $51,944  $75,356
                                   =======  =======

Direct costs:
  Core educational services......  $ 6,829  $ 9,429
  Contract educational services..   16,168   22,814
  Testing services...............   20,633   31,672
                                   -------  -------
     Total direct costs..........  $43,630  $63,915
                                   =======  =======

RESULTS OF OPERATIONS

Comparison of results for the quarter ended March 31, 1998 to results for the quarter ended March 31, 1997.

Revenue. Total revenues increased by $23.4 million, or 45% to $75.4 million for the quarter ended March 31, 1998, compared to the same period in 1997. This increase resulted from higher revenues in all business segments - core educational services, testing services, and contract educational services.

     Core educational services revenue increased by $2.9 million, or 31%, to $12.1 million during the first quarter of 1998, compared to the same period in 1997. Franchise royalties increased by $500,000, or 16%, to $3.5 million for the quarter ended March 31, 1998, compared to the same period in 1997. The increase in franchise royalties was due to an overall 14% increase in revenues at existing Learning Centers open for more than one year combined with royalties generated at a net of 29 new Centers opened after March 31, 1997. Franchise sales fees decreased $500,000 to $200,000 for the quarter ended March 31, 1998, compared to the same period in 1997. For the three months ended March 31, 1998, there were four territory sales and no area development agreements sold, compared to five territory sales and a $500,000 area development agreement sold in the first three months of 1997.

     Revenue from Company-owned Learning Centers increased by $2.1 million, or 43%, to $7.0 million during the first quarter of 1998, compared to the first quarter of 1997. Company-owned same center revenues increased 10%, or $600,000, with the remaining increase of $1.5 million generated from the acquisition of 13 Centers from certain franchisees which occurred after March 31, 1997.

     Product sales increased by $500,000, or 73%, to $1.1 million. The remaining increase in core educational services revenue was generated by other franchise service income.

     Contract educational services revenue increased by $9.0 million, or 51%, to $26.6 million for the quarter ended March 31, 1998, compared to the first quarter of 1997. The revenue increase was the result of a $6.7 million increase in revenue from the Canter Group, a provider of teacher training services which was acquired in January 1998, a $1.9 million increase in revenue from public and non-public school contracts and a $400,000 increase in revenue from PACE services.

     Revenue from public and nonpublic school contracts obtained during 1998 contributed $2.9 million to the revenue increase for the first quarter of 1998. The first quarter of 1997 included $1.0 million of revenue from a segment of Educational Inroads, which was a non-related business activity, and was disposed of after it was acquired in

1997. Revenue from existing public and nonpublic school contracts was consistent with the prior year.

     Testing services revenue increased by $11.5 million or 46% to $36.6 million during the first quarter of 1998 compared to the first quarter of 1997. NAI/Block, acquired during the fourth quarter of 1997, accounted for $3.1 million of the revenue growth. Without the acquisition, revenue growth would have been 33% for the quarter. Academic admissions testing revenues increased 97% compared to the first quarter of 1997 primarily due to volume increases under Educational Testing Service (ETS) contracts, which included the international cost-plus contract, the Graduate Record Examinations (GRE), Graduate Management Admission Test (GMAT) and Test of English as a Foreign Language (TOEFL). Information Technology and professional certification testing revenues increased 35% and 18%, respectively, over the comparable 1997 period mainly due to volume increases. Revenues from Wall Street Institute (WSI), Sylvan's international chain of English language centers, decreased compared to the first quarter of 1997 as a result of master franchise sales recorded in 1997 with none recognized in the 1998 quarter.

Cost and Expenses.   Total direct costs increased 46% from $43.6 million in the first quarter of 1997 to $63.9 million in the first quarter of 1998 and increased as a percentage of total revenues from 84% to 85%. The overall margin reduction was mainly the result of reduced margins in the testing services division.

     Core educational services expenses increased by $2.6 million to $9.4 million, or 78% of core educational services revenue for the quarter ended March 31, 1998, compared to $6.8 million or 74% of core educational services revenue for the quarter ended March 31, 1997. The Company incurred $400,000 for the development of certain educational programs that were not incurred in the first quarter of the prior year which are not expected to continue. Excluding such non-recurring expenses, core educational services expenses were 74% of core educational services revenues for the first quarter of 1998. Company-owned Learning Center expenses increased 37%, from $4.3 million in the first quarter of 1997 to $5.9 million in the first quarter of 1998. The increase in expenses was primarily related to advertising and labor associated with increases in Center enrollment. As a percentage of revenue, expenses for Company-owned Centers decreased from 88% of revenues to 85% of revenues for the first quarter of 1998, compared to the same period in 1997.

     Contract educational services expense increased by $6.6 million to $22.8 million, or 86% of contract educational services revenue for the quarter ended March 31, 1998, compared to $16.2 million or 92% of contract services revenue for the first quarter of 1997. The increase in contract educational services expense for the quarter ended March 31, 1998 versus the comparable period of 1997 is the result of a $300,000 increase in costs from public and nonpublic school contracts and a $6.3 million increase in costs from PACE services and the Canter Group, which was acquired in January 1998. The decrease in contract educational expenses as a percentage of revenue for the first quarter of 1998 versus 1997 is the result of our ability to leverage our increasing student volumes over the fixed cost infrastructure of this division.

     Testing services expenses for the first quarter of 1998 increased by $11.1 million to $31.7 million, or 87% of total testing services revenue, compared to $20.6 million, or 82% of total testing services revenue for the first quarter of 1997. The first quarter 1998 increase in expense of $11.1 million is directly attributable to the increase in revenue from the same period in 1997. After adjusting for the 1997 master franchise sales at WSI, the 1998 expenses and the 1997 expenses are the same at 87% of recurring revenue.

     General and administrative expenses increased by $400,000 to $3.3 million during the first quarter of 1998 compared to the first quarter of 1997 but decreased as a percentage of revenue from 6% to 4% . The percentage decline resulted from increased revenues from all business segments without corresponding increases in administrative expenses.

     The Company's effective tax rate has decreased from 40% during the first quarter of 1997 to 33% during the first quarter of 1998 mainly due to the effect of higher earnings levels in certain lower tax jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities was $17.8 million for the three months ended March 31, 1998 as compared to $139,000 used in the comparable period of 1997. Cash flow from operations before working capital changes increased from $7.1 million in the 1997 period to $12.7 million in the 1998 period, primarily as a result of the significant overall growth in income from Company operations before considering non-cash charges, which primarily consist of depreciation, amortization and equity in the net losses of affiliates. Of the $9.1 million operating cash flow increase attributable to a decrease in accounts and notes receivable, $7.0 million relates to other receivables which was collected during the first quarter of 1998. The Company believes that uncollectible accounts receivable will not have a significant effect on future liquidity, as a significant portion of its accounts receivable are due from enterprises with substantial financial resources, such as large corporations and governmental units.

     The Company continues to incur expenditures for additions to property and equipment, which totaled $11.3 million in the first quarter of 1998. These additions primarily consist of furniture and equipment for general business expansion, including expenditures related to new public school contracts, testing center expansions, equipment upgrades, internal software development and equipment needed for overseas testing centers operated by the Company under the ETS international testing contract. Under this contract with ETS, the Company is reimbursed for overseas equipment expenditures as the equipment is depreciated. This reimbursement includes a financing charge over the reimbursement period.

     In connection with the PACE acquisition, the Company has recorded a liability for additional consideration which is payable $14.5 million in cash and $11.3 million in Common Stock. The payment and issuance of common stock will be made during the second quarter of 1998 and will be recorded as goodwill to be amortized over the remaining estimated recovery period. PACE is expected to meet its cash needs from its operations. PACE provides most of its services to large corporations with favorable credit histories. PACE operations are not capital intensive and historically PACE has generated positive cash flow from operations.

     The Company has entered into a loan agreement with a bank, (hereinafter, "the credit line") that provides an unsecured revolving line of credit. The credit line allows the Company to borrow a maximum of $15.0 million through the expiration date of May 31, 1998, at which time the total outstanding principal balance can be converted into a term loan, at the option of the Company. The term loan would be repaid over 24 months from the time of conversion. The credit line and the term loan, when converted, both bear interest at a floating rate equal to the 30 day London Interbank Offered Rate ("LIBOR") plus 1.15% per annum (5.69% at March 31, 1998). The Company had no outstanding balance on the credit line at March 31,1998.

     During the first three months of 1998, the Company received $1.4 million as a result of the exercise of options to purchase 69,131 shares of Common Stock.

     During the first three months of 1998, the Company paid $25.0 million for the purchase of Canter, which was funded by the sale of available-for-sale securities.

     The Company believes that its capital resources will be sufficient on a short term basis and over the next 24 months to fund continued expansion of the business, including working capital needs and expected investments in property and equipment.

CONTINGENT MATTERS

     The agreement with Drake provides for future contingent payments based on achievement of certain specified revenue targets in 1998 or 1999, at election of the Sellers which, if earned would be paid in the first quarter of 1999 or 2000. The contingent payments of up to $40 million are payable 12.5% in cash (or more at the discretion of the Company) with the remainder in shares of Common Stock. The amount of any contingent payments will be recorded as goodwill when paid and amortized over the remaining estimated recovery period.

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

PART II - OTHER INFORMATION

ITEM 6. REPORTS ON FORM 8-K
        -------------------

(A)  REPORTS ON FORM 8-K

     During the first quarter of 1998, the Company filed a report on Form 8-K, dated March 11, 1998, with respect to the filing of restated unaudited financial statements for the quarters ended March 31, June 30 and September 30, 1997 related to the retroactive effect to the Company's adoption of Statement of Financial Accounting Standards No. 128, Earnings Per Share, as of December 31, 1997.



SIGNATURES
----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.


                                    Sylvan Learning Systems, Inc.


Date:  May 13, 1998

                /s/ B. Lee McGee
               ----------------------------------------------------
               B. Lee McGee, Executive Vice President
                   and Chief Financial Officer