Form 10-K/A
period 1997-12-31
SYLVAN LEARNING SYSTEMS INC
filed 1998-06-30
CIK 912766

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                FORM 10-K/A

[X]  Annual Report pursuant to Section 13 or 15(d) of the Securities and
   Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 1997
                                                  -----------------

                                      or

[_]  Transition report pursuant to Section 13 or 15(d) of the Securities
   Exchange Act of 1934 for the transition period from ____________to
   ______________ .

COMMISSION FILE NUMBER   0-22844
                         --------

SYLVAN LEARNING SYSTEMS, INC.
-----------------------------
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

      MARYLAND                                       52-1492296
      --------                                       ----------
(STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)

1000 LANCASTER STREET, BALTIMORE, MARYLAND             21202
------------------------------------------             -----
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)             (ZIP CODE)

  REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (410)843-8000
                                                        ------------
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                   NAME OF EACH EXCHANGE ON
 TITLE OF EACH CLASS                    WHICH REGISTERED
 -------------------                    -----------------
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

ITEM 14(a)(1) OF THE REGISTRANT'S FORM 10-K IS HEREBY AMENDED TO READ AS
FOLLOWS:

ITEM 14(a)(1)

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                  PAGE REFERENCE
                                                                                                  FROM FORM 10-K
                                                                                                  --------------
THE COMPANY:

  Report of Independent Auditors                                                                        29
  Consolidated Balance Sheets as of December 31, 1996 and December 31, 1997                             30
  Consolidated Statements of Operations for the years ended December 31, 1995, 1996 and
     1997                                                                                               32
  Consolidated Statements of Stockholders' Equity for the years ended December 31, 1995,
     1996 and 1997                                                                                      33
  Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1996
     and 1997                                                                                           34
  Notes to Consolidated Financial Statements                                                            35
  Audited Financial Statements of Sylvan Learning Systems, Inc. 401(k) Retirement Savings Plan
     for the years ended December 31, 1996 and 1997                                                     56

                        Report of Independent Auditors

Sylvan Learning Systems, Inc. 401(k) Retirement Savings Plan
Baltimore, Maryland

We have audited the accompanying statements of net assets available for benefits of the Sylvan Learning Systems, Inc. 401(k) Retirement Savings Plan as of December 31, 1997 and 1996, and the related statements of changes in net assets available for benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Sylvan Learning Systems, Inc. 401(k) Retirement Savings Plan as of December 31, 1997 and 1996, and the changes in its net assets available for benefits for the years then ended, in conformity with generally accepted accounting principles.

Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental schedules of assets held for investment purposes as of December 31, 1997 and reportable transactions for the year then ended, are presented for purposes of complying with the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974, and are not a required part of the basic financial statements. The supplemental schedules have been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                                        /s/ Ernst & Young LLP

                                                        Ernst & Young LLP


June 15, 1998

         Sylvan Learning Systems, Inc. 401(k) Retirement Savings Plan

                Statements of Net Assets Available for Benefits

                                                                    DECEMBER 31
                                                                1997            1996
                                                         --------------------------------
ASSETS
Investments, at fair value:
 Sylvan Learning Systems, Inc. common stock                   $ 2,367,764      $1,165,770
 Mutual funds:
  Putnam Growth and Income Fund                                 3,026,732         714,295
  Putnam Income Fund                                              502,654         212,707
  Putnam Vista Fund                                             1,422,560         649,587
  Putnam OTC and Emerging Growth Fund                           1,451,242         781,279
  Putnam International Growth Fund                              1,093,749         562,922
  Putnam Stable Value Fund                                        821,854         622,222
 Participant loans                                                132,026          43,708
                                                         --------------------------------
Total investments                                              10,818,581       4,752,490

Receivables:
   Employer's contribution                                        315,022         247,953
   Participants' contributions                                    233,990         168,185
                                                         --------------------------------
   Total receivables                                              549,012         416,138
                                                         --------------------------------
Net assets available for benefits                             $11,367,593      $5,168,628
                                                         ================================

See accompanying notes.

         Sylvan Learning Systems, Inc. 401(k) Retirement Savings Plan

          Statements of Changes in Net Assets Available for Benefits


                                                                 YEAR ENDED DECEMBER 31
                                                                 1997                1996
                                                             -------------------------------
Investment income:
 Interest                                                       $     5,158       $   15,088
 Dividends                                                          618,831          244,033
                                                             -------------------------------
                                                                    623,989          259,121

Transfers from merged plans                                       1,728,244          804,381
Employee salary deferral contributions                            2,708,641        2,059,745
Employer contribution                                               315,022          247,953
Employee rollover contributions                                     414,717          262,750
                                                             -------------------------------
Total additions                                                   5,790,613        3,633,950

Participant withdrawals                                            (384,206)        (237,393)

Net realized and unrealized appreciation in fair value
 of investments                                                     792,558          191,134
                                                             -------------------------------
Net increase                                                      6,198,965        3,587,691
Net assets available for benefits at beginning of year            5,168,628        1,580,937
                                                             -------------------------------
Net assets available for benefits at end of year                $11,367,593       $5,168,628
                                                             ===============================


See accompanying notes.

         Sylvan Learning Systems, Inc. 401(k) Retirement Savings Plan

                         Notes to Financial Statements



1.   ASSET TRANSFER

Effective July 1, 1996, Sylvan Learning Systems, Inc. (the "Company") appointed a new trustee, Putnam Investments, to hold all plan assets. The net assets of Sylvan Learning Systems, Inc. 401(k) Retirement Savings Plan (the "Plan") held by ATR, Inc., the previous trustee, totaling $3,641,426, were transferred to Putnam Investments as of July 1, 1996. Certain plan provisions were amended and restated in accordance with this transfer.

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

INVESTMENT VALUATION

Investments are stated at fair value. Sylvan Learning Systems, Inc. common stock is valued at the last reported sales price on the last business day of the plan year. Mutual funds are reported at current redemption value. Participant loans are carried at their unpaid principal balance which represents fair value.

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

GENERAL

The Plan is a defined contribution plan covering substantially all employees of the Company and, effective November 1, 1996, of Caliber Learning Network, Inc. (a corporate joint venture 10% owned by the Company) who are age twenty-one or older and have completed one year of service. It is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).

PLAN MERGERS

In connection with the Company's acquisitions of Inroads, Inc. and Carter Holdings, The ICST Savings & Investment Plan (the "ICST Plan") and the Carter Holdings 401(k) Plan (the "Carter Plan") were merged into the Plan effective
November 1, 1997 and October 1, 1997, respectively.   The ICST Plan's net assets
of $1,628,807 and the Carter Plan's net assets of $99,437 were transferred into the Plan on November 5, 1997 and October 2, 1997, respectively.

In connection with the Company's acquisition of Remedial Education Diagnostic Corporation, Inc., the Remedial Education Diagnostic Corporation Retirement Plan (the "READS Plan") was merged into the Plan effective October 1, 1995. The READS Plan's net assets of $804,381 were transferred into the Plan on February 1, 1996.

         Sylvan Learning Systems, Inc. 401(k) Retirement Savings Plan

3.   PLAN DESCRIPTION (CONTINUED)

CONTRIBUTIONS

Participants may contribute up to 15% of their pretax annual compensation, subject to certain annual limitations imposed by the Internal Revenue Code. In addition, employees may rollover distributions received from other plans. The Company makes a discretionary matching contribution equal to a percentage of the amount of the compensation that the participant elected to contribute up to a maximum of 6% of the participant's compensation. Additional discretionary contributions may be made at the option of the Company. The matching contribution percentage for 1997 and 1996 was 25% of the participant contribution.

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

INVESTMENTS

Upon enrollment in the Plan, a participant may direct employee contributions in any of the available investment options. At December 31, 1997, the following investment options were available: Sylvan Learning Systems, Inc. common stock and the following Putnam Funds: Growth and Income Fund, Income Fund, Vista Fund, OTC and Emerging Growth Fund, International Growth Fund, and Stable Value Fund. Participants have the opportunity to change their investment options daily.

PARTICIPANT LOANS

Participants may borrow from their account balances a minimum of $1,000 up to a maximum of $50,000 or 50% of their vested account balance. Principal and interest are repaid ratably through payroll deductions over loan terms which generally do not exceed five years. Hardship distributions are also permitted from a participant's account.

         Sylvan Learning Systems, Inc. 401(k) Retirement Savings Plan

3.   PLAN DESCRIPTION (CONTINUED)

PAYMENT OF BENEFITS

On termination of service, a participant may receive a lump sum amount equal to the vested value of his or her account, or upon death, disability, or retirement, elect to receive periodic installments in accordance with plan provisions.

PLAN TERMINATION

Although it has not expressed any intent to do so, the Company has the right to discontinue its contributions at any time and to terminate the Plan subject to the provisions of ERISA. In the event of plan termination, participants will become 100 percent vested in their accounts.

4.   INVESTMENTS

During 1997 and 1996 the Plan's investments (including investments bought, sold and held during the year) appreciated in fair value by $792,558 and $191,134 respectively, as follows:

                                                            YEAR ENDED DECEMBER 31, 1997
                                                        ------------------------------------
                                                         NET APPRECIATION
                                                        (DEPRECIATION) IN      FAIR VALUE
                                                           FAIR VALUE              AT
                                                           DURING YEAR         END OF YEAR
                                                        ------------------------------------
Fair value as determined by quoted market price:
 Sylvan Learning Systems, Inc. common stock                 $ 610,263           $ 2,367,764
 Mutual funds:
  Putnam Growth and Income Fund                              (102,191)            3,026,732
  Putnam Income Fund                                            4,735               502,654
  Putnam Vista Fund                                           100,861             1,422,560
  Putnam OTC and Emerging Growth Fund                         127,075             1,451,242
  Putnam International Growth Fund                             51,815             1,093,749
  Putnam Stable Value Fund                                          -               821,854
Fair value as estimated by Plan Administrator:
  Participant loans                                                 -               132,026
                                                        ------------------------------------
                                                            $ 792,558           $10,818,581
                                                        ====================================

         Sylvan Learning Systems, Inc. 401(k) Retirement Savings Plan

4.   INVESTMENTS (CONTINUED)

                                                            YEAR ENDED DECEMBER 31, 1996
                                                        ------------------------------------
                                                         NET APPRECIATION
                                                         (DEPRECIATION) IN     FAIR VALUE
                                                           FAIR VALUE              OF
                                                           DURING YEAR         END OF YEAR
                                                        ------------------------------------
Fair value as determined by quoted market price:
 Sylvan Learning Systems, Inc. common stock                 $103,896           $1,165,770
 Mutual funds:
  Putnam Growth and Income Fund                              (25,752)             714,295
  Putnam Income Fund                                          (1,686)             212,707
  Putnam Vista Fund                                          (31,676)             649,587
  Putnam OTC and Emerging Growth Fund                        (66,898)             781,279
  Putnam International Growth Fund                            11,655              562,922
  Putnam Stable Value Fund                                         -              622,222
Net appreciation of assets through date of transfer          201,595
Fair value as estimated by Plan Administrator:
 Participant loans                                                 -               43,708
                                                        ------------------------------------
                                                            $191,134           $4,752,490
                                                        ====================================

5.   TAX STATUS

The Internal Revenue Service has determined and informed the Plan by a letter dated June 2, 1997 that the Plan and related trust are designed in accordance with applicable sections of the Internal Revenue Code (IRC), and are therefore not subject to tax under present income tax laws. The Plan management believes that the Plan continues to qualify and to operate as designed.

6.   RECONCILIATION OF FORM 5500

The financial statements at December 31, 1997 and 1996 differ from Form 5500 filed with the IRS in that net realized gains (losses) and unrealized appreciation (depreciation) in fair value of investments have been summarized in the financial statements rather than shown as several categories of net investment gain (loss) per line 32b of the Form 5500.

         Sylvan Learning Systems, Inc. 401(k) Retirement Savings Plan

7.   TRANSACTIONS WITH PARTIES-IN-INTEREST

For the years ended December 31, 1997 and 1996, the Plan earned investment income of $618,831 and $244,033, respectively, on its investments administered by trustees.

8.   YEAR 2000 ISSUE (UNAUDITED)

The Plan Sponsor has developed a plan to be ready for the year 2000 and has begun determining whether third party service providers have reasonable plans in place to become year 2000 compliant. The Plan Sponsor currently expects the project to be substantially complete by early 1999. The Plan Sponsor does not expect this project to have a significant effect on Plan operations.

         Sylvan Learning Systems, Inc. 401(k) Retirement Savings Plan

9.   ALLOCATION OF NET ASSETS AVAILABLE FOR BENEFITS TO INVESTMENT PROGRAMS

                                                                              DECEMBER 31, 1997
                                                -------------------------------------------------------------------------------
                                                   SYLVAN
                                                  LEARNING      PUTNAM                               PUTNAM          PUTNAM
                                                SYSTEMS, INC.  FUND FOR    PUTNAM     PUTNAM         OTC AND      INTERNATIONAL
                                                   COMMON       GROWTH     INCOME     VISTA          EMERGING         GROWTH
                                                    STOCK     AND INCOME    FUND       FUND        GROWTH FUND        FUND
                                                -------------------------------------------------------------------------------
Assets
Investments, at fair value                        $2,367,764  $3,026,732  $502,654  $1,422,560       $1,451,242     $1,093,749
Employer's contributions receivable                  315,022          --        --          --               --             --
Participants' contributions receivable                38,248      47,361    10,993      41,492           50,629         32,066
                                                -------------------------------------------------------------------------------
Net assets available for benefits                 $2,721,034  $3,074,093  $513,647  $1,464,052       $1,501,871     $1,125,815
                                                ===============================================================================

                                                   PUTNAM
                                                   STABLE
                                                   VALUE         PARTICIPANT
                                                    FUND            LOANS          TOTAL
                                                --------------------------------------------
Assets
Investments, at fair value                          $821,854      $132,026      $10,818,581
Employer's contributions receivable                        -             -          315,022
Participants' contributions receivable                13,201             -          233,990
                                                --------------------------------------------
Net assets available for benefits                   $835,055      $132,026      $11,367,593
                                                ============================================

                                                                              DECEMBER 31, 1996
                                                -------------------------------------------------------------------------------
                                                   SYLVAN
                                                  LEARNING      PUTNAM                               PUTNAM          PUTNAM
                                                SYSTEMS, INC.  FUND FOR    PUTNAM     PUTNAM         OTC AND      INTERNATIONAL
                                                   COMMON       GROWTH     INCOME     VISTA          EMERGING         GROWTH
                                                    STOCK     AND INCOME    FUND       FUND        GROWTH FUND        FUND
                                                -------------------------------------------------------------------------------
Assets
Investments, at fair value                        $1,165,770    $714,295   $212,707   $649,587       $781,279       $562,922
Employer's contributions receivable                  247,953          --         --         --             --             --
Participants' contributions receivable                28,609      31,497      7,000     29,085         37,546         22,551
                                                -------------------------------------------------------------------------------
Net assets available for benefits                 $1,442,332    $745,792   $219,707   $678,672       $818,825       $585,473
                                                ===============================================================================

                                                   PUTNAM
                                                   STABLE
                                                   VALUE         PARTICIPANT
                                                    FUND            LOANS          TOTAL
                                                --------------------------------------------
Assets
Investments, at fair value                          $622,222       $43,708       $4,752,490
Employer's contributions receivable                       --            --          247,953
Participants' contributions receivable                11,897            --          168,185
                                                --------------------------------------------
Net assets available for benefits                   $634,119       $43,708       $5,168,628
                                                ============================================

          Sylvan Learning Systems, Inc. 401(k) Retirement Savings Plan

10. ALLOCATION OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS TO INVESTMENT PROGRAMS

                                                                   YEAR ENDED DECEMBER 31, 1997
                                    ----------------------------------------------------------------------------------------------
                                       SYLVAN                                             PUTNAM
                                      LEARNING       PUTNAM                              OTC AND         PUTNAM         PUTNAM
                                    SYSTEMS, INC.   FUND FOR     PUTNAM       PUTNAM     EMERGING      INTERNATIONAL    STABLE
                                       COMMON        GROWTH      INCOME        VISTA      GROWTH         GROWTH          VALUE
                                       STOCK       AND INCOME     FUND         FUND        FUND           FUND           FUND
                                    ----------------------------------------------------------------------------------------------
Investment income:
  Interest                           $      --     $       --    $     --    $       --    $       --     $        --    $     --
  Dividends                                 --        391,330      22,024       106,770            36          63,648      35,023
                                    ----------------------------------------------------------------------------------------------
                                            --        391,330      22,024       106,770            36          63,648      35,023

Transfers from merged plans                 --      1,367,648     173,932        71,417            --          13,646     101,601
Employee salary deferral
 contributions                          442,756      548,246      127,252       480,311       586,072         371,193     152,811
Employer contribution                   315,022           --           --            --            --              --          --
Employee rollover contributions          21,625      136,619       12,715        73,579        87,360          82,569         250
                                    ----------------------------------------------------------------------------------------------
Total additions                         779,403    2,443,843      335,923       732,077       673,468         531,056     289,685

Participant withdrawals                 (65,715)     (57,490)     (15,414)      (62,561)      (73,735)        (47,419)    (61,872)

Net realized and unrealized
 appreciation/ (depreciation) in
 fair value of investments              610,263     (102,191)       4,735       100,861       127,075          51,815          --
Interfund transfers                     (45,249)      44,139      (31,304)       15,003       (43,762)          4,890     (26,877)
                                    ----------------------------------------------------------------------------------------------
Net increase                          1,278,702    2,328,301      293,940       785,380       683,046         540,342     200,936
Net assets available for benefits
 at beginning of year                 1,442,332      745,792      219,707       678,672       818,825         585,473     634,119
                                    ----------------------------------------------------------------------------------------------
Net assets available for benefits
 at end of the year                  $2,721,034   $3,074,093     $513,647    $1,464,052    $1,501,871      $1,125,815    $835,055
                                    ==============================================================================================

                                     --------------------------



                                     PARTICIPANT
                                        LOANS         TOTAL
                                     --------------------------
Investment income:
  Interest                             $  5,158    $     5,158
  Dividends                                  --        618,831
                                     --------------------------
                                          5,158        623,989

Transfers from merged plans                  --      1,728,244
Employee salary deferral
 contributions                               --      2,708,641

Employer contribution                        --        315,022
Employee rollover contributions              --        414,717
                                     --------------------------
Total additions                           5,158      5,790,613

Participant withdrawals                      --       (384,206)

Net realized and unrealized
 appreciation/ (depreciation) in
 fair value of investments                   --        792,558
Interfund transfers                      83,160             --
                                     --------------------------
Net increase                             88,318      6,198,965
Net assets available for benefits
 at beginning of year                    43,708      5,168,628
                                     --------------------------
Net assets available for benefits
 at end of the year                    $132,026    $11,367,593
                                     ==========================

         Sylvan Learning Systems, Inc. 401(k) Retirement Savings Plan

10. ALLOCATION OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS TO INVESTMENT PROGRAMS (CONTINUED)

                                                                   YEAR ENDED DECEMBER 31, 1996
                                        ----------------------------------------------------------------------------------
                                            SYLVAN                                   FIDELITY       FIDELITY
                                           LEARNING        MFS                       ADVISOR        ADVISOR
                                        SYSTEMS, INC.    EMERGING   EURO PACIFIC      EQUITY         GROWTH       AMERICAN
                                            COMMON        GROWTH       GROWTH       PORTFOLIO    OPPORTUNITIES    BALANCED
                                            STOCK          FUND         FUND       GROWTH FUND     PORTFOLIO        FUND
                                        -----------------------------------------------------------------------------------
Investment income:
  Interest                                $    1,752   $      --   $         --     $   2,030    $         --    $   1,178
  Dividends                                    1,624          --          5,735            --              --        6,687
                                        -----------------------------------------------------------------------------------
                                               3,376          --          5,735         2,030              --        7,865

Employee salary deferral
 contributions                               339,758     173,683         96,528       181,952         173,934      107,823
Employer contribution                        247,953          --             --            --              --           --
Employee rollover contributions               22,770       9,458            584         3,654             810          853
                                        -----------------------------------------------------------------------------------
Total additions                              613,857     183,141        102,847       187,636         174,744      116,541

Withdrawals                                  (16,197)     (4,651)        (3,426)       (2,912)         (1,952)      (4,400)

Net appreciation/(depreciation) in
 fair value of investments                   196,730      41,767          9,207        29,525          22,648        5,614
READS Transfer                                29,379     110,981         39,315       135,278         131,017      153,808
Interfund transfers                          258,089      26,299         (1,347)         (687)           (361)      (5,373)
                                        -----------------------------------------------------------------------------------
Net increase (decrease)                    1,081,858     357,537        146,596       348,840         326,096      266,190
Net assets available for benefits at
 beginning of year                           360,474     220,979        123,339       229,503         236,967      174,202
                                        -----------------------------------------------------------------------------------
Net assets available for benefits          1,442,332     578,516        269,935       578,343         563,063      440,392
Transfer from ATR to Putnam                       --    (578,516)      (269,935)     (578,343)       (563,063)    (440,392)
                                        -----------------------------------------------------------------------------------
Net assets available for benefits at
 end of the year                          $1,442,332   $      --   $         --   $        --    $         --    $      --
                                        ===================================================================================


                                                                   YEAR ENDED DECEMBER 31, 1996
                                        -------------------------------------------------------------------------------------
                                                                           SHORT
                                        ALEX BROWN     FIRST COLONY        TERM          PUTNAM
                                           CASH        GROUP DEPOSIT       MONEY        FUND FOR       PUTNAM        PUTNAM
                                         RESERVE      ADMINISTRATION      MARKET         GROWTH        INCOME        VISTA
                                           FUND          CONTRACT         ACCOUNT      AND INCOME       FUND          FUND
                                        -------------------------------------------------------------------------------------
Investment income:
  Interest                               $    920       $   6,307       $        --    $      --     $      --     $      --
  Dividends                                 3,379              --            73,849       48,658         2,580        37,384
                                        -------------------------------------------------------------------------------------
                                            4,299           6,307            73,849       48,658         2,580        37,384
Employee salary deferral
 contributions                             54,185          49,803                --      183,871        42,763       181,257
Employer contribution                          --              --                --           --            --            --
Employee rollover contributions                --             584                --       44,492         7,022        45,962
                                        -------------------------------------------------------------------------------------
Total additions                            58,484          56,694            73,849      277,021        52,365       264,603

Withdrawals                                (2,606)         (1,666)               --      (14,143)       (5,795)       (4,049)

Net appreciation/(depreciation) in
 fair value of investments                     --              --                --      (25,752)       (1,686)      (31,676)
READS Transfer                            148,705          55,898                --           --            --            --
Interfund transfers                       (22,594)         (2,123)       (3,002,048)     508,666       174,823       449,794
                                        -------------------------------------------------------------------------------------
Net increase (decrease)                   181,989         108,803        (2,928,199)     745,792       219,707       678,672
Net assets available for benefits at
 beginning of year                         61,470         145,688                --           --            --            --
                                        -------------------------------------------------------------------------------------
Net assets available for benefits         243,459         254,491        (2,928,199)     745,792       219,707       678,672
Transfer from ATR to Putnam              (243,459)       (254,491)        2,928,199           --            --            --
                                        -------------------------------------------------------------------------------------
Net assets available for benefits at
 end of the year                         $     --       $      --       $        --     $745,792      $219,707      $678,672
                                        =====================================================================================


                                                               YEAR ENDED DECEMBER 31, 1996
                                        ----------------------------------------------------------------------

                                           PUTNAM          PUTNAM           PUTNAM
                                          OTC AND      INTERNATIONAL        STABLE
                                          EMERGING         GROWTH            VALUE     PARTICIPANT
                                        GROWTH FUND         FUND             FUND         LOANS        TOTAL
                                        ----------------------------------------------------------------------
Investment income:
  Interest                              $        --     $        --     $       --       $ 2,901    $   15,088
  Dividends                                  51,277           7,632          5,228            --       244,033
                                        ----------------------------------------------------------------------
                                             51,277           7,632          5,228         2,901       259,121
Employee salary deferral
 contributions                              249,660         138,123         86,405            --     2,059,745
Employer contribution                            --              --             --            --       247,953
Employee rollover contributions              67,682          53,948          4,931            --       262,750
                                        ----------------------------------------------------------------------
Total additions                             368,619         199,703         96,564         2,901     2,829,569

Withdrawals                                 (14,051)         (8,662)      (152,883)           --      (237,393)

Net appreciation/(depreciation) in
 fair value of investments                  (66,898)         11,655             --            --       191,134
READS Transfer                                   --              --             --            --       804,381
Interfund transfers                         531,155         382,777        690,438        12,492            --
                                        ----------------------------------------------------------------------
Net increase (decrease)                     818,825         585,473        634,119        15,393     3,587,691
Net assets available for benefits at
 beginning of year                               --              --             --        28,315     1,580,937
                                        ----------------------------------------------------------------------
Net assets available for benefits           818,825         585,473        634,119        43,708     5,168,628
Transfer from ATR to Putnam                      --              --             --            --            --
                                        ----------------------------------------------------------------------
Net assets available for benefits at
 end of the year                        $   818,825     $   585,473     $  634,119       $43,708    $5,168,628
                                        ======================================================================

                            Supplemental Schedules

          Sylvan Learning Systems, Inc. 401(k) Retirement Savings Plan

                               EIN:  52-1492296
                                   Plan # 001

           Line 27a--Schedule of Assets Held for Investment Purposes

                               December 31, 1997



                                           DESCRIPTION OF INVESTMENT INCLUDING
                                                     MATURITY DATE,
     IDENTITY OF ISSUE, BORROWER,           RATE OF INTEREST, PAR OR MATURITY                              CURRENT
        LESSOR OR SIMILAR PARTY                          VALUE                           COST               VALUE
-----------------------------------------------------------------------------------------------------------------------
Sylvan Learning Systems, Inc.**          60,712 shares of Common Stock                 $1,494,214        $ 2,367,764

Mutual Funds:**
  Putnam Growth and Income Fund          154,899 shares                                 3,159,522          3,026,732
  Putnam Income Fund                     70,697 shares                                    500,109            502,654
  Putnam Vista Fund                      119,845 shares                                 1,359,513          1,422,560
  Putnam OTC and Emerging
     Growth Fund                         90,083 shares                                  1,377,817          1,451,242
  Putnam International Growth
     Fund                                65,612 shares                                  1,038,804          1,093,749
  Putnam Stable Value Fund               821,854 shares                                   821,854            821,854

Participant loans                        $132,026 principal balance, various
                                         rates and maturities                                  --            132,026

                                                                                ---------------------------------------

Total investments                                                                      $9,751,833        $10,818,581
                                                                                =======================================

** Party-in-interest

          Sylvan Learning Systems, Inc. 401(k) Retirement Savings Plan

                                EIN:  52-1492296
                                   Plan # 001

                 Line 27d--Schedule of Reportable Transactions

                          Year ended December 31, 1997




                                                                                                    (H) CURRENT
                                                                                                   VALUE OF ASSET
                                                                                                         ON
(A) IDENTITY OF PARTY                                 (C) PURCHASE    (D) SELLING    (G) COST OF     TRANSACTION     (I) NET GAIN
       INVOLVED          (B) DESCRIPTION OF ASSETS        PRICE          PRICE          ASSET            DATE          OR (LOSS)
---------------------------------------------------------------------------------------------------------------------------------

Category (i)--series of transactions in excess of 5% of plan assets
-------------------------------------------------------------------

Putnam**                 Growth & Income                $1,221,276     $      --     $1,221,276       $1,221,276     $       --
Putnam**                 Growth & Income                        --       171,760        166,500          171,760          5,260

Putnam**                 Income                            199,197            --        199,197          199,197             --
Putnam**                 Income                                 --        87,101         86,572           87,101            529

Putnam**                 Vista                             715,380            --        715,380          715,380             --
Putnam**                 Vista                                  --       113,768        107,388          113,768          6,380

Putnam**                 OTC & Emerging Growth             713,065            --        713,065          713,065            --
Putnam**                 OTC & Emerging Growth                  --       170,177        181,974          170,177       (11,797)

Putnam**                 International Growth              572,436            --        572,436          572,436             --
Putnam**                 International Growth                   --       107,069         98,439          107,069          8,630

Putnam**                 Stable Value                      413,065            --        413,065          413,065             --
Putnam**                 Stable Value                           --       309,019        309,019          309,019             --

         *               Sylvan Learning Systems
                           common stock                    801,372            --        801,372          801,372             --
         *               Sylvan Learning Systems
                           common stock                         --       209,637        141,998          209,637         67,639

*  Transactions made on the market.
There were no category (i), (ii), or (iv) reportable transactions during 1997. Columns (e) and (f) are not applicable.
** Party-in-interest

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     Sylvan Learning Systems, Inc.


                     By /s/ B. Lee McGee
                            -------------------------------------.
                            B. Lee McGee, Chief Financial Officer

                     Date  June 29, 1998
                           -------------

                                 EXHIBIT INDEX

Exhibit No.      Description
-----------      -------------------------------
23.01            Consent of Independent Auditors