Form 10-Q
period 1998-06-30
SYLVAN LEARNING SYSTEMS INC
filed 1998-08-14
CIK 912766

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q



[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarter ended JUNE 30, 1998 or
                                                -------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to
     __________.

                 COMMISSION FILE NUMBER       0-22844
                                          ----------------


                         SYLVAN LEARNING SYSTEMS, INC.
                         -----------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               MARYLAND                                        52-1492296
------------------------------------------                   ---------------
    (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)


1000 LANCASTER STREET, BALTIMORE, MARYLAND                        21202
------------------------------------------                        -----
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (410)843-8000
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


The registrant had 48,451,459 shares of Common Stock outstanding as of July 31, 1998.

                         SYLVAN LEARNING SYSTEMS, INC.
                         -----------------------------


                                     INDEX
                                     -----


                                                                        Page No.
                                                                        --------
PART I. - FINANCIAL INFORMATION


      Item 1.  Financial Statements (Unaudited)

                  Balance Sheets - December 31, 1997 and
                  June 30, 1998......................................       3

                  Statements of Operations - Three months ended
                  June 30, 1997, three months ended June 30, 1998....       5

                  Statements of Income - Six months ended
                    June 30, 1997, six months ended June 30, 1998....       6

                  Statements of Cash Flows - Six months ended
                    June 30, 1997, six months ended June 30, 1998....       7

                  Notes to Unaudited Financial Statements -
                    June 30, 1998....................................       8

      Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.................      14

PART II. - OTHER INFORMATION

      Item 6.  Exhibits and Reports on Form 8-K......................      21

      SIGNATURES.....................................................      21

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ IN THOUSANDS)

                                                              DECEMBER 31,      JUNE 30,
                                                                  1997            1998
                                                              ------------    ------------
                                                               (Restated)      (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                      $ 29,650        $ 26,721
  Available-for-sale securities                                    82,926          38,021

  Receivables:
    Accounts receivable                                            62,431          63,946
    Costs and estimated earnings in excess of billings
      on uncompleted contracts                                      3,900           3,992
    Notes receivable                                                2,943           6,647
    Other receivables                                               7,000               -
                                                                ---------       ---------
                                                                   76,274          74,585
    Allowance for doubtful accounts                                (2,508)         (3,370)
                                                                ---------       ---------
                                                                   73,766          71,215

  Inventory                                                         4,999           8,570
  Deferred income taxes                                             3,738           3,719
  Prepaid expenses and other current assets                         6,550           7,821
                                                                ---------       ---------
Total current assets                                              201,629         156,067

Notes receivable, less current portion                              6,232           6,179
Costs and estimated earnings in excess of billings
  on uncompleted contracts, less current portion                      352               -

Property and equipment:
  Land and building                                                 5,710           8,626
  Furniture and equipment                                          58,709          85,970
  Leasehold improvements                                            7,985           9,116
                                                                ---------       ---------
                                                                   72,404         103,712
  Accumulated depreciation                                        (21,160)        (26,936)
                                                                ---------       ---------
                                                                   51,244          76,776

 Intangible assets:
  Goodwill                                                        183,004         207,665
  Contract rights                                                  13,973          13,973
  Other                                                             2,522           4,777
                                                                ---------       ---------
                                                                  199,499         226,415
  Accumulated amortization                                        (16,714)        (22,309)
                                                                ---------       ---------
                                                                  182,785         204,106

Deferred contract costs, net of accumulated amortization
  of $6,205 as of December 31, 1997 and $8,889
  as of June 30, 1998                                              10,324          11,565

Investments in and advances to affiliates                          12,464          14,697
Other investments                                                  28,017          29,049
Other assets                                                        3,266           3,987
                                                                ---------       ---------
Total assets                                                     $496,313        $502,426
                                                                =========       =========

SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ IN THOUSANDS)

                                                             DECEMBER 31,     JUNE 30,
                                                                 1997           1998
                                                             ------------    -----------
                                                              (Restated)     (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                        $ 40,707        $ 45,206
  Income taxes payable                                            5,590           2,047
  Current portion of long-term debt                               1,213           1,550
  Current portion of due to shareholders of
   acquired companies                                            13,794               -
  Deferred revenue                                               26,289          31,074
  Other current liabilities                                       1,281             994
                                                              ---------       ---------
Total current liabilities                                        88,874          80,871

Long-term debt, less current portion                              2,303           4,234
Deferred income taxes                                             7,620           7,605
Due to shareholders of acquired companies,
  less current portion                                           56,366               -
Other long-term liabilities                                         902             312
Commitments and contingent liabilities                                -               -
                                                              ---------       ---------
Total liabilities                                               156,065          93,022
                                                              ---------       ---------

Stockholders' equity:
  Preferred stock, par value $.01 per share--authorized
    10,000,000 shares, no shares issued and outstanding
    as of December 31, 1997 and June 30, 1998                         -               -
  Common stock, par value $.01 per share--authorized
    90,000,000 shares, issued and outstanding shares of
    45,450,447 as of December 31, 1997 and 48,342,029
    as of June 30, 1998                                             455             483
  Additional paid-in capital                                    301,897         368,155
  Retained earnings                                              39,057          42,121
  Foreign currency translation adjustments                       (1,161)         (1,355)
                                                              ---------       ---------
Total stockholders' equity                                      340,248         409,404
                                                              ---------       ---------

Total liabilities and stockholders' equity                    $ 496,313       $ 502,426
                                                              =========       =========


See accompanying notes.

SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          THREE MONTHS ENDED
                                                                JUNE 30,
                                                       ------------------------
                                                          1997          1998
                                                       ------------------------
                                                              (Restated)
REVENUES                                                $ 68,928      $ 99,328

COST AND EXPENSES
Direct costs                                              73,383        85,026
General and administrative expense                         9,913         4,358
Transaction costs related to pooling of interests              -         5,000
Restructuring costs                                            -         3,730
Loss on impairment of assets                               4,000             -
                                                        --------      --------
Total expenses                                            87,296        98,114
                                                        --------      --------

Operating income (loss)                                  (18,368)        1,214

OTHER INCOME (EXPENSE)
Investment and other income                                  964         1,607
Termination fee, net of transaction costs                 28,500             -
Interest expense                                            (332)         (333)
Equity in net loss of affiliates                            (198)       (1,127)
                                                        --------      --------
Income before income taxes                                10,566         1,361

Income taxes                                              (3,917)       (2,839)
                                                        --------      --------
Net income (loss)                                       $  6,649      $ (1,478)
                                                        ========      ========

Earnings (loss) per common share, basic                 $   0.17      $  (0.03)
                                                        ========      ========

Earnings (loss) per common share, diluted               $   0.16      $  (0.03)
                                                        ========      ========

See accompanying notes.

SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                           SIX MONTHS ENDED
                                                                JUNE 30,
                                                        ----------------------
                                                          1997          1998
                                                        ----------------------
                                                              (Restated)
REVENUES                                                $129,749      $185,651

COST AND EXPENSES
Direct costs                                             126,968       161,808
General and administrative expense                        12,874         7,684
Transaction costs relating to pooling of interests             -         5,000
Restructuring costs                                            -         3,730
Loss on impairment of assets                               4,000             -
                                                        --------      --------
Total expenses                                           143,842       178,222
                                                        --------      --------

Operating income (loss)                                  (14,093)        7,429

OTHER INCOME (EXPENSE)
Investment and other income                                1,700         3,273
Termination fee, net of transaction costs                 28,500             -
Interest expense                                            (623)         (420)
Equity in net loss of affiliates                            (308)       (2,338)
                                                        --------      --------
Income before income taxes                                15,176         7,944

Income taxes                                              (5,872)       (5,155)
                                                        --------      --------
Net income                                              $  9,304      $  2,789
                                                        ========      ========

Earnings per common share, basic                        $   0.23      $   0.06
                                                        ========      ========

Earnings per common share, diluted                      $   0.22      $   0.06
                                                        ========      ========

See accompanying notes.

SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ IN THOUSANDS)

                                                                      SIX MONTHS ENDED
                                                                          JUNE 30,
                                                                   -----------------------
                                                                     1997           1998
                                                                   -----------------------
                                                                  (Unaudited)   (Unaudited)
                                                                  (Restated)
OPERATING ACTIVITIES
Net income                                                         $  9,304       $  2,789
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation                                                      4,211          5,706
    Amortization                                                      4,588          7,843
    Non-cash issuance of common stock                                18,500              -
    Non-cash dividend received                                       (1,000)        (1,000)
    Loss on impairment of assets                                      4,000              -
    Provision for doubtful accounts                                     180            864
    Deferred income taxes                                              (724)             4
    Equity in net loss of unconsolidated subsidiaries                   308          2,338
    Changes in operating assets and liabilities:
      Accounts and notes receivable                                  (8,410)         2,142
      Cost and estimated earnings in excess
       of billings on uncompleted contracts                           1,598            259
      Inventory                                                        (542)        (2,290)
      Prepaid expenses                                                  372         (1,179)
      Other assets                                                     (229)          (569)
      Accounts payable and accrued expenses                          (5,000)         2,528
      Notes payable                                                       -          1,449
      Billings in excess of costs and estimated earnings
       on uncompleted contracts                                         871             (2)
      Deferred revenue and other long-term liabilities                1,754          3,471
                                                                   --------       --------
Net cash provided by operating activities                            29,781         24,353
                                                                   --------       --------

INVESTING ACTIVITIES
Purchase of available-for-sale securities                            (4,828)        (1,627)
Proceeds from sale of available-for-sale securities                  11,195         46,532
Increase in investments in and advances to affiliates                (3,073)        (4,572)
Increase in other investments                                          (556)           (31)
Purchase of property and equipment                                  (10,182)       (30,338)
Proceeds from sale of property and equipment                          1,254              -
Cash paid for intangible assets                                        (554)        (1,374)
Expenditures for deferred contract costs and other assets            (1,428)        (1,633)
Acquisition of Canter Group, net of cash received                         -        (24,262)
                                                                   --------       --------
Net cash used in investing activities                                (8,172)       (17,305)
                                                                   --------       --------

FINANCING ACTIVITIES
Payments to former shareholders of WSI                               (4,670)          (262)
Payments to former shareholders of Pace                                (158)       (13,547)
Proceeds from exercise of options and warrants                        6,265          3,532
Proceeds from issuance of long-term debt                                  -            858
Payments on long-term debt and capital lease obligations             (4,979)             -
Cash paid for fractional shares of common stock                           -            (58)
Repayment of distributions to shareholders                                -            238
Paydown of line of credit                                            (1,000)          (544)
                                                                   --------       --------
Net cash used in financing activities                                (4,542)        (9,783)
                                                                   --------       --------
Effects of exchange rate changes on cash                               (766)          (194)
                                                                   --------       --------
Net increase (decrease) in cash and cash equivalents                 16,301         (2,929)
Cash and cash equivalents at beginning of period                     18,564         29,650
                                                                   --------       --------
Cash and cash equivalents at end of period                         $ 34,865       $ 26,721
                                                                   ========       ========

See accompanying notes.

                SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES


NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

JUNE 30, 1998

NOTE A - BASIS OF PRESENTATION
         ---------------------

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. As discussed in Note E, on May 6, 1998, the Company consummated its acquisition of all of the outstanding stock of Aspect International Language Schools, B.V. and subsidiaries ("ASPECT"). The acquisition has been accounted for as a pooling-of-interests and accordingly, the Company's financial statements have been restated to include the results of ASPECT for all periods presented. For further information, refer to the restated annual financial statements and footnotes thereto included in the Company's report on Form 8-K filed on July 29, 1998.

NOTE B - INCOME TAXES
         ------------

     The tax provisions for the three and six month periods ended June 30, 1998 and 1997 are based on the estimated effective tax rates applicable for the full years, and after giving effect to significant unusual items related specifically to the interim periods. The Company's income tax provisions for all periods consist of federal, state, and foreign income taxes. The Company's effective tax rate has increased from 39% during the first six months of 1997 to 65% during the first six months of 1998 due to significant transaction costs related to the acquisition of ASPECT in May 1998 which are expensed for financial reporting purposes but are non-deductible for income tax purposes. The Company estimates that its effective income tax rate for the year ended December 31, 1998 will be 38%.

NOTE C - EARNINGS PER SHARE
         ------------------

     The following table summarizes the computations of basic and diluted earnings per share:

                                            Three months ended June 30,   Six months ended June 30,
                                                1997           1998           1997         1998
                                            ------------  --------------  ------------  -----------
Numerator used in basic and diluted
  earnings per common share:
     Net income(loss)                          $ 6,649        $(1,478)       $ 9,304      $ 2,789
                                               =======        =======        =======      =======

Denominator:
  Denominator for basic earnings per
     common share--weighted average
     shares                                     40,252         48,185         40,165       47,850

  Effect of dilutive securities:
     Employee stock options                      2,155              -          2,100        2,193
     Common stock contingently issuable            260              -            260            -
                                               -------        -------        -------      -------

  Total dilutive potential common shares         2,415              -          2,360        2,193
                                               -------        -------        -------      -------

  Denominator for diluted earnings per
     common share--weighted average
     shares and assumed conversions             42,667         48,185         42,525       50,043
                                               =======        =======        =======      =======

Earnings(loss) per common share, basic         $  0.17        $ (0.03)       $  0.23      $  0.06

Earnings(loss) per common share, diluted       $  0.16        $ (0.03)       $  0.22      $  0.06

     The effect of employee stock options on the diluted computation for the three months ended June 30, 1998 is antidilutive and these options are therefore not considered in the computation.


NOTE D - RECLASSIFICATIONS AND STOCK SPLIT
         ---------------------------------

     Certain amounts in the 1997 financial statements have been reclassified to conform with the 1998 presentation.

     In February 1998, the Company declared a 3 for 2 stock split of its common stock effective in the form of a stock dividend which was distributed on May 22, 1998 to shareholders of record at the close of business on April 1, 1998. Accordingly, all share and per share data information have been restated to retroactively reflect the stock split.

NOTE E - ACQUISITIONS AND RESTRUCTURING CHARGES
         --------------------------------------

ASPECT

     Effective May 6, 1998 the Company acquired all of the common stock of privately held ASPECT in exchange for 2,004,030 shares of Sylvan common stock valued at $65 million. The acquisition was accounted for as a pooling-of-interests and accordingly, the Company's consolidated financial statements for periods prior to the merger have been restated to include the results of operations, financial position and cash flows of ASPECT.

      ASPECT, which had 1997 revenues of approximately $52 million, is a leading provider of English as a Second Language programs for college-age students. Founded in 1992, ASPECT delivers intensive English language programs at 19 schools in five countries.

     Combined and separate results of operations of Sylvan and ASPECT during the periods prior to the acquisition are as follows:

                                                Sylvan
                                               Learning
                                             Systems, Inc.   ASPECT   Combined
                                             -------------  --------  --------
Three Months Ended June 30, 1997
      Revenues                                  $ 57,596    $11,332   $ 68,928
      Net income (loss)                         $  6,694    $   (45)  $  6,649
      Earnings per common share - diluted       $   0.16              $   0.16

Six Months Ended June 30, 1997
     Revenues                                   $109,540    $20,209   $129,749
     Net income (loss)                          $ 10,142    $  (838)  $  9,304
     Earnings per common share - diluted        $   0.25              $   0.22

     In connection with the acquisition of ASPECT, Sylvan expects to incur certain restructuring charges of $3.7 million, with an after-tax effect of $3.4 million. These pre-tax charges, which have been accrued in the quarter ended June 30, 1998, include costs associated with termination benefits of certain employees of ASPECT of $340,000 and costs associated with the consolidation and restructuring of the combined operations of $3.4 million. Consolidation and restructuring charges consist mainly of estimated obligations resulting from the merger. These estimated obligations relate to contract cancellation costs and the closing of duplicate facilities. A pre-tax charge related to the cancellation of certain contracts of $2.6 million is expected to result from the repurchase of certain franchise rights previously sold for territories where ASPECT locations in existence will violate the terms of master franchise agreements previously entered into by the Company and certain master franchisees. A pre-tax charge of $790,000 will result from the consolidation of duplicate facilities, lease termination costs and the sale of certain facilities which will no longer be used by the Company.

  Also included in operating expenses for the quarter and six months ended June 30, 1998 are $6.2 million of shareholder non-recurring expenses and transaction-related costs. Transaction-related charges of approximately $5.0 million recorded include legal, accounting and advisory fees. The shareholder non-recurring expenses of $1.2 million recorded represent shareholder compensation and related expenses of ASPECT.

CANTER

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

NOTE F - STOCKHOLDERS' EQUITY
         --------------------

     The components of stockholders' equity are as follows:

                                                                                            Foreign
                                                     Additional                             Currency              Total
                                     Common           Paid-In           Retained          Translation         Stockholders'
                                      Stock           Capital           Earnings          Adjustments             Equity
                                  -------------   ----------------   ---------------   ------------------   ------------------
Balance at January 1, 1998              $455          $301,897            $39,057             $(1,161)            $340,248

Options exercised for purchase
 of 373 shares of common stock,
 including income tax benefit
 of $3,459                                 4             6,528                                                       6,532

Issuance of 964 shares of
 common stock in connection
 with the acquisition of
 NAI/Block                                10            25,706                                                      25,716

Issuance of 110 shares of
 common stock in connection
 with other acquisitions                   1               929                 37                                      967

Issuance of 24 shares of common
 stock in connection with the
 Employee Stock Purchase Plan                              502                                                         502

Issuance of 345 shares of
 common stock to ex-PACE
 shareholders                              3            11,305                                                      11,308

Issuance of 1,071 shares of
 common stock in connection
 with contingent consideration
 related to the acquisition of
 Drake                                    10            20,046                                                      20,056

Cash paid for fractional shares                            (58)                                                        (58)

Capital contribution by ASPECT
 partners                                                1,300                                                       1,300

Foreign currency translation
 adjustment                                                                                      (194)                (194)

Repayment of distributions                                                    238                                      238

Net income for the six months
 ended June 30, 1998                                                        2,789                                    2,789

                                ------------      ------------       ------------      --------------      ---------------
Balance at June 30, 1998                $483          $368,155            $42,121             $(1,355)            $409,404
                                ============      ============       ============      ==============      ===============

NOTE G - CONTINGENCIES
         -------------


     The Company is the defendant in a legal proceeding pending in the United States District Court for the Northern District of Iowa, Civil Action No. C96-334MJM, filed on November 18, 1996 by ACT, Inc., an Iowa nonprofit corporation formerly known as American College Testing Program, Inc. ("ACT"). ACT's claim arises out of the Company's acquisition of rights to administer testing services for the National Association of Securities Dealers, Inc. ("NASD"). ACT has asserted that the Company tortuously interfered with ACT's relations, contractual and quasi-contractual, with the NASD, that the Company caused ACT to suffer the loss of its advantageous economic prospects with the NASD and other ACT clients and that the Company has monopolized and attempted to monopolize the computer-based testing services market. ACT has claimed unspecified amounts of compensatory, treble and punitive damages, as well as injunctive relief. If ACT were awarded significant compensatory or punitive damages, it could materially adversely affect the Company's results of operations and financial condition. Additionally, if ACT were granted significant injunctive relief, the Company may be reqired to dispose of, limit expansion or curtail existing operations of its Sylvan Prometric division, which, in turn, would materially adversely affect the Company's results of operations, financial condition and prospects for growth. In February 1998, the Court ruled that ACT may proceed only on three of its five antitrust theories and otherwise narrowed the scope of ACT's antitrust claims. In March 1998, the Court denied the Company's motion to dismiss ACT's state law claims. Discovery has recently commenced and is expected to continue at least through the end of 1998. The Company believes that all of ACT's claims are without merit but is unable to predict the outcome of the ACT litigation at this time.

NOTE H - BUSINESS SEGMENT INFORMATION
         ----------------------------

                                    Three months ended June 30,   Six months ended June 30,
                                        1997           1998           1997          1998
                                   --------------  -------------  -------------  -----------
Operating Revenues:
  Learning Centers                     $10,755        $15,470       $ 19,985       $ 27,605
  Contract Educational Services         18,326         25,649         35,900         52,269
  Sylvan Prometric                      39,847         58,209         73,864        105,777
                                       -------        -------       --------       --------
                                       $68,928        $99,328       $129,749       $185,651
                                       =======        =======       ========       ========

Segment profit(loss):
  Learning Centers                     $(1,852)       $ 4,538       $    549       $  7,243
  Contract Educational Services          2,613          3,524          4,019          7,331
  Sylvan Prometric                      (9,216)        (2,490)        (5,787)           539
                                       -------        -------       --------       --------
                                       $(8,455)       $ 5,572       $ (1,219)      $ 15,113
                                       =======        =======       ========       ========

Segment assets:
  Learning Centers                                                  $ 18,853       $ 31,989
  Contract Educational Services                                       27,017         91,024
  Sylvan Prometric                                                   172,436        281,694
                                                                    --------       --------
                                                                    $218,306       $404,707
                                                                    ========       ========

     There have been no changes since December 31, 1997 in the Company's method for identification of reportable segments or for determination of segment profit or loss. There are no significant intercompany sales or transfers. The following table reconciles the reported information on segment profit to income before income taxes reported in the consolidated statements of income for the three and six months ended June 30, 1997 and 1998:

                                               Three months ended June 30,    Six months ended June 30,
                                                   1997            1998          1997           1998
                                              ---------------  ------------  -------------  ------------

Total profit(loss) for reportable segments        $(8,455)        $ 5,572       $ (1,219)      $15,113
Corporate general and administrative
  expense                                          (9,913)         (4,358)       (12,874)       (7,684)
Other income(expense)                              28,934             147         29,269           515
                                                  -------         -------       --------       -------
     Income before income taxes                   $10,566         $ 1,361       $ 15,176       $ 7,944
                                                  =======         =======       ========       =======

NOTE I - COMPREHENSIVE INCOME
         --------------------

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income. Statement 130 established new rules for the reporting and display of comprehensive income and its components, however, this Statement has no impact on the Company's net income or stockholders' equity. Statement 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior period financial statements have been reclassified to conform to the requirements of Statement 130.

     The components of comprehensive income, net of related tax, for the three and six month periods ended June 30, 1998 and 1997 are as follows:

                                    Three months ended June 30,   Six months ended June 30,
                                        1997           1998           1997          1998
                                   --------------  -------------  -------------  -----------
Net income/(loss)                     $  6,649       $ (1,478)       $  9,304     $  2,789
Foreign currency translation
  adjustments                              (19)          (428)           (373)        (194)
                                      --------       --------        --------     --------
Comprehensive income                  $  6,630       $ (1,906)       $  8,931     $  2,595
                                      ========       ========        ========     ========

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


OVERVIEW

     The Company generates revenues from three business segments: Learning Centers, which primarily consists of franchise royalties, franchise sales fees and Company-owned Learning Center revenues; Sylvan Prometric, which consists of computer-based testing fees paid to the Company and the operations of the Wall Street Institute ("WSI") and ASPECT; and Contract Educational Services, which consists of revenues attributable to providing supplemental and remedial education services to public and non-public schools and major corporations as well as providing teacher training services. The following selected segment data for the three months and six months ended June 30, 1997 and 1998 is derived from the Company's unaudited consolidated financial statements.


                                   Three months ended June 30,  Six months ended June 30,
                                   ---------------------------  -------------------------
                                       1997           1998          1997         1998
                                   -------------  ------------  ------------  -----------
Operating Revenue:
  Learning Centers                    $10,755        $15,470       $ 19,985     $ 27,605
  Contract Educational Services        18,326         25,649         35,900       52,269
  Sylvan Prometric                     39,847         58,209         73,864      105,777
                                      -------        -------       --------     --------
     Total revenue                    $68,928        $99,328       $129,749     $185,651
                                      =======        =======       ========     ========

Direct costs:
  Learning Centers                    $12,607        $10,932       $ 19,436     $ 20,362
  Contract Educational Services        15,713         22,125         31,881       44,938
  Sylvan Prometric                     45,063         51,969         75,651       96,508
                                      -------        -------       --------     --------
     Total direct costs               $73,383        $85,026       $126,968     $161,808
                                      =======        =======       ========     ========

RESULTS OF OPERATIONS

Comparison of results for the quarter and six months ended June 30, 1998 to results for the quarter and six months ended June 30, 1997.

Revenue. Total revenues increased by $30.4 million, or 44% to $99.3 million for the quarter ended June 30, 1998 and increased by $55.9 million, or 43% to $185.7 million for the six months ended June 30, 1998, compared to the same periods in 1997. These increases resulted from higher revenues in all business segments - Learning Centers, Contract Educational Services and Sylvan Prometric.

     Learning Centers revenue increased by $4.7 million, or 44% to $15.5 million for the quarter ended June 30, 1998 and by $7.6 million, or 38% to $27.6 million for the six months ended June 30, 1998, compared to the same periods in 1997. Overall, franchise royalties increased by $445,000, or 12%, for the quarter ended June 30, 1998 and $1.0 million, or 15%, for the six months ended June 30, 1998, compared to the same periods in 1997. The increase in royalties was reduced by the Company's acquisition of 19 franchised Centers during the last twelve months. Excluding the effect of the Center acquisitions, franchise royalties increased 16% for the quarter ended June 30, 1998 and 19% for the six months ended June 30, 1998, compared to the same periods in 1997. The six month increase in franchise royalties was due to the net increase of 38 new Centers opened after June 30, 1997, combined with same center revenue increases of 13%.

     Franchise sales fees increased $37,000 to $560,000 for the quarter ended June 30, 1998 and decreased $400,000 to $800,000 for the first six months of 1998, compared to the same periods in 1997. The six month decrease is primarily due to a significant area development agreement that was sold for $500,000 in the first quarter of 1997.

     Revenue from Company-owned Learning Centers increased $3.4 million, or 59%, to $9.1 million during the quarter ended June 30, 1998, and by $5.4 million, or 50%, to $16.1 million during the six months ended June 30, 1998, compared to the same periods in 1997. The acquisition of 19 Centers from several franchisees during the past twelve months accounted for $2.3, million or 68%, of the increase for the quarter ended June 30, 1998 and $3.8 million, or 70%, of the increase for the six months ended June 30, 1998, compared to the same periods in 1997. Same center revenues increased by $1.1 million, or 19%, for the quarter ended June 30, 1998 and $1.6 million, or 15%, for the six months ended June 30, 1998, compared to the same periods in 1997.

     Contract Educational Services Revenue increased by $7.3 million, or 40%, to $25.6 million for the quarter ended June 30, 1998, and by $16.4 million, or 46%, to $52.3 million for the six months ended June 30, 1998, compared to the same periods in 1997. The revenue increase for the quarter ended June 30, 1998 was the result of $5.6 million in revenue from Canter, a provider of teacher training services which was acquired in January 1998, a $1.7 million increase in revenue from public and nonpublic school contracts and adult training services. The revenue increase for the six months ended June 30, 1998 was the result of $12.3 million in revenue from Canter, a $4.1 million increase in revenue from public and nonpublic school contracts and adult training services.

     The $1.7 million increase in revenue from public and nonpublic schools and adult training services for the quarter ended June 30, 1998 compared to the 1997 quarter was reduced by the fact that the quarter ended June 30, 1997 included revenue of $1.7 million from a non-education related segment of Educational Inroads, which was a non-related business activity that was disposed of after it was acquired in 1997. The $4.1 million increase in revenue from public and nonpublic schools and adult training services for the six months ended June 30, 1998 compared to the 1997 six month period was reduced by revenue of $2.6 million included in the 1997 six month period from a segment of Educational Inroads, which was a non-related business activity that was disposed of after it was acquired in 1997.

     Sylvan Prometric revenue increased by $18.4 million, or 46%, to $58.2 million during the quarter ended June 30, 1998 and by $31.9 million, or 43%, to $105.8 million during the six months ended June 30, 1998, compared to the same periods in 1997. The fourth quarter 1997 acquisition of NAI/Block accounted for $3.5 million of the revenue growth for the second quarter of 1998 and $6.6 million of the revenue growth for the first six months of 1998. Academic admissions testing revenues increased 148% compared to the second quarter of 1997 and 125% compared to the first six months of 1997, primarily due to volume increases under Educational Testing Service (ETS) contracts, which included the cost-plus international contract, the Graduate Record Examinations (GRE), Graduate Management Admission Test (GMAT), and The Test of English as a Foreign Language (TOEFL). Information Technology and professional licensure and certification testing revenues increased 36% and 17%, respectively, in the second quarter of 1998, over the comparable 1997 period mainly due to volume increases. Revenues in 1998 from the Wall Street Institute International, B.V. and its commonly controlled affiliates (collectively, "WSI"), Sylvan's international chain of English language centers, decreased compared to the second quarter of 1997 and compared to the first six months of 1997 as a result of master franchise sales recorded in 1997, with none recognized in 1998. Revenues from ASPECT increased $1.8 million, or 17%, and $4.1 million, or 20%, for the quarter and the six months ended June 30, 1998, respectively, compared to the same periods in 1997.

Cost and Expenses.   Total direct costs increased 16% from $73.4 million in the second quarter of 1997 to $85.0 million in the second quarter of 1998, and decreased as a percentage of total revenues from 106% to 86%. Direct costs increased 27% from $127.0 million for the six months ended June 30, 1997, to $161.8 million for the six months ended June 30, 1998 and decreased as a percentage of total revenues from 98% to 87%.

     Learning Centers expenses decreased by $1.7 million to $10.9 million, or 71% of Learning Centers revenue for the quarter ended June 30, 1998 compared to $12.6 million, or 117% of Learning Centers revenue for the quarter ended June 30, 1997. Learning Centers expenses increased $926,000 to $20.4 million, or 74%, of Learning Centers revenue for the six months ended June 30, 1998 compared to $19.4 million or 97% of Learning Centers revenue for the six months ended June 30, 1997. Included in Learning Centers expenses for the 1997 period is a non-recurring $5.0 million contribution of the Company's common stock to a corporation whose sole purpose is to develop and fund advertising programs for Sylvan Learning Centers. Excluding this contribution, Learning Centers expenses increased by $3.3 million during the quarter ended June 30, 1998 and increased by $5.9 million during the six months ended June 30, 1998. Excluding this contribution, recurring expenses as a percentage of total Learning Centers revenue were 71% and 71% for the second quarter of 1998 and 1997, respectively, and 74% and 72% for the first six months of 1998 and 1997, respectively. Approximately $2.8 million of the increase for the quarter and $4.4 million of the increase for the first six months was due to the acquisition of franchised Learning Centers and costs associated with higher revenues at existing centers. As a percentage of revenues, expenses for Company-owned Learning Centers decreased from 84% for the six months ended June 30, 1997 to 82% for the six months ended June 30, 1998. The Company incurred $209,000 of expenses in the second quarter of 1998 and $608,000 of expenses in the first six months of 1998 for the development of certain educational programs. These expenses were not incurred in the first six months of 1997 and are not expected to continue during 1998. The remaining cost increases for both the quarter and six months ended June 30, 1998 relate to franchise support costs, which decreased as a percentage of franchise royalty revenue.

     Contract Educational Services expense increased by $6.4 million, to $22.1 million, or 86% of Contract Educational Services revenue for the quarter ended June 30, 1998, compared to $15.7 million or 86% of contract services revenue for the quarter ended June 30, 1997. Contract educational services expense increased by $13.1 million to $44.9 million, or 86% of Contract Educational Services revenue during the six months ended June 30, 1998, compared to $31.9 million or 89% of Contract Educational Services revenue during the six months ended June 30, 1997. The increase in Contract Educational Services margins for the six months ended June 30, 1998 compared to the 1997 period is a result of significant officers' salaries for the two former owners of Educational Inroads as well as certain non-recurring transaction costs related to that merger being included in the results of operations for the six months ended June 30, 1997.

     Sylvan Prometric expenses for the quarter ended June 30, 1998 increased by $6.9 million to $52.0 million, or 89% of total Sylvan Prometric revenue, compared to $45.1 million, or 113% of total Sylvan Prometric revenue for the quarter ended June 30, 1997. Sylvan Prometric expense for the six months ended June 30, 1998 increased by $20.8 million to $96.5 million, or 91% of total Sylvan Prometric revenue, compared to $75.7 million, or 102% of total Sylvan Prometric revenue for the same period in 1997. During the second quarter of 1997, Sylvan Prometric expenses included non-recurring marketing expenditures related to contributions of $10 million in cash and common stock to an independent marketing fund to be used for development of the information technology testing business. The second quarter and six months ended June 30, 1998 contain $1.2 million of non-recurring expenses related to the acquisition of ASPECT as further described in Note E to the financial statements. Excluding these expenditures, recurring expenses as a percentage of total Sylvan Prometric revenue were 87% and 88% for the second quarter of 1998 and 1997, respectively, and 90% and 89% for the first six months of 1998 and 1997, respectively.

     In the three and six months ended June 30, 1998, Sylvan incurred $5.0 million of non-recurring transaction-related costs relating to the pooling-of-interest with ASPECT. The transaction costs include legal, accounting and advisory fees, as further described in Note E to the financial statements.

     In connection with the acquisition of ASPECT, Sylvan expects to incur certain restructuring charges of $3.7 million, with an after-tax effect of $3.4 million. These pre-tax charges, which have been accrued in the quarter ended June 30, 1998, include costs associated with termination benefits of certain employees of ASPECT of $340,000 and costs associated with the consolidation and restructuring of the combined operations of $3.4 million. Consolidation and restructuring charges consist mainly of estimated obligations resulting from the merger. These estimated obligations relate to contract cancellation costs and the closing of duplicate facilities.
A pre-tax charge related to the cancellation of certain contracts of $2.6 million is expected to result from the repurchase of certain franchise rights previously sold in territories where existing ASPECT locations will violate the terms of master franchise agreements previously entered into by the Company and certain master franchisees. A pre-tax charge of $790,000 will result from the consolidation of duplicate facilities, lease termination costs and the sale of certain facilities which will no longer be used by the Company.

     The quarter ended June 30, 1997 included an asset impairment loss of $4.0 million caused by certain strategic changes contemplated as part of the planned National Education Corporation merger, and primarily related to computer equipment and software, whose value was impaired as a result of changes in technical requirements and specifications of such equipment and software.

     In March 1997, the Company and National Education Corporation ("NEC") executed a definitive agreement pursuant to which the Company was to acquire NEC. In May 1997, NEC accepted a competing offer which resulted in the termination of NEC's agreement with the Company. As a result, NEC paid the Company a $30 million termination fee, which was recorded, net of $1.5 million of transaction costs, as a separate component of non-operating income in the quarter ended June 30, 1997.

     General and administrative expenses decreased by $5.5 million to $4.4 million for the quarter ended June 30, 1998 compared to the quarter ended June 30, 1997 and decreased as a percentage of revenue from 14% to 4%. General and administrative expenses decreased by $5.2 million to $7.7 million during the six months ended June 30, 1998 compared to the six months ended June 30, 1997 and decreased as a percentage of revenue from 10% to 4%. Included in general and administrative expenses for both the second quarter and six months ended June 30, 1997 are non-recurring expenses related to the contribution of the Company's common stock valued at $6.5 million to Sylvan Learning Foundation, Inc., a non profit foundation formed to promote various educational pursuits. Excluding this 1997 non-recurring expense, general and administrative expenses decreased as a percentage of revenues from 5% of total revenues for both the quarter and six months ended June 30, 1997 to 4% of total revenues for the quarter and six months ended June 30, 1998. This decrease in expenses as a percentage of revenues resulted from increased revenues in all segments without corresponding proportional increases in overhead.

     The Company's effective tax rate has increased from 39% during the first six months of 1997 to 65% during the first six months of 1998. The increase in the effective rate is due to $5.0 million of transaction costs related to the acquisition of ASPECT for which there is no allowable income tax deduction.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities was $24.4 million for the six months ended June 30, 1998 as compared to $29.8 million provided in the comparable period of 1997. Cash flow from operations before working capital changes decreased by $20.9 million from $39.4 million in the 1997 period to $18.5 million in the 1998 period, primarily as a result of the $28.5 million termination fee, net of costs, related to the NEC acquisition and the $3.0 million cash contribution to the independent marketing fund included in the 1997 period and the $6.2 million of non-recurring expenses in the 1998 period related to the acquisition of ASPECT as further described in Note E to the financial statements. Excluding the effects of these items, recurring cash flow from operations before working capital changes increased from $13.9 million in the 1997 period to $24.7 million in the 1998 period due to the significant overall growth in income from Company operations before considering non-cash charges, which primarily consist of depreciation, amortization and equity in the net losses of affiliates. The Company believes that uncollectible accounts receivable will not have a significant effect on future liquidity, as a significant portion of its accounts receivable are due from enterprises with substantial financial resources, such as large corporations and governmental units.

     The Company continues to incur expenditures for additions to property and equipment, which totaled $30.3 million in the six months ended June 30, 1998. These additions primarily consist of furniture and equipment for general business expansion, including expenditures related to new public school contracts, testing center expansions, equipment upgrades, internal software development and equipment needed for overseas testing centers operated by the Company under the ETS international testing contract. Under this contract with ETS, the Company is reimbursed for overseas equipment expenditures as the equipment is depreciated. This reimbursement includes a financing charge over the reimbursement period.

     In connection with the PACE acquisition, the Company recorded a liability for additional consideration as of December 31, 1997 which was payable $14.5 million in cash and $11.3 million in common stock. The payment, net of amounts due from the former owners of PACE, and issuance of common stock was made during the second quarter of 1998, and was funded by the sale of available-for-sale securities. PACE is expected to meet its cash needs from its operations. PACE provides most of its services to large corporations with favorable credit histories. PACE operations are not capital intensive and historically PACE has generated positive cash flow from operations.

     The Company has entered into a loan agreement with a bank, (hereinafter, "the credit line") that provides an unsecured revolving line of credit allowing the Company to borrow a maximum of $15.0 million. The original credit line expired on May 31, 1998 but has been extended through September 30, 1998. The credit line bears interest at a floating rate equal to the 30 day London Interbank Offered Rate ("LIBOR") plus 1.15% per annum (5.66% at June 30, 1998). The Company is in the process of obtaining a new line of credit containing similar terms as the existing credit line.

     During the first six months of 1998, the Company received $3.5 million as a result of the exercise of options to purchase 373,000 shares of Common Stock.

     During the first six months of 1998, the Company paid $25.0 million for the purchase of Canter, which was funded by the sale of available-for-sale securities.

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

QUARTERLY FLUCTUATIONS

     The Company's revenues and operating results have varied substantially from quarter to quarter and may continue to vary, depending upon the timing of implementation of new computer-based testing contracts and contracts funded under the public and nonpublic school or similar programs. Based on the Company's limited experience, revenue generated by computer-based testing services may vary based on the frequency or timing of delivery of individual tests and the speed of test administrators' conversion of tests to computer-based format. Revenue or profits in any period will not necessarily be indicative of results in subsequent periods.

PART II - OTHER INFORMATION

ITEM 6. REPORTS ON FORM 8-K
        -------------------

(A)  REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K during the three months ended June 30, 1998.



SIGNATURES
----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.


                                    Sylvan Learning Systems, Inc.


Date:  August 13, 1998              /s/ B. Lee McGee
                                    ---------------------------------------
                                    B. Lee McGee, Executive Vice President
                                      and Chief Financial Officer