Form 10-Q
period 1998-09-30
SYLVAN LEARNING SYSTEMS INC
filed 1998-11-16
CIK 912766

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q



[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarter ended SEPTEMBER 30, 1998 or
                                                ------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to
     __________.

                     COMMISSION FILE NUMBER       0-22844
                                                ------------


                         SYLVAN LEARNING SYSTEMS, INC.
                         -----------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           MARYLAND                                               52-1492296
-------------------------------                              -------------------
(STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)


 1000 LANCASTER STREET, BALTIMORE, MARYLAND                          21202
------------------------------------------                   -------------------
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                         (ZIP CODE)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (410)843-800
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


The registrant had 48,580,296 shares of Common Stock outstanding as of October 31, 1998.

                         SYLVAN LEARNING SYSTEMS, INC.
                         -----------------------------


                                     INDEX
                                     -----

PART I. - FINANCIAL INFORMATION                                            Page No.
                                                                           --------
 Item 1.  Consolidated Financial Statements (Unaudited)

          Consolidated Balance Sheets - December 31, 1997 and
           September 30, 1998............................................      3

          Consolidated Statements of Income - Three months ended
           September 30, 1997, three months ended September 30, 1998.....      5

          Consolidated Statements of Income - Nine months ended
           September 30, 1997, nine months ended September 30, 1998......      6

          Consolidated Statements of Cash Flows - Nine months ended
           September 30, 1997, nine months ended September 30, 1998......      7

          Notes to Unaudited Consolidated Financial Statements -
           September 30, 1998............................................      8

 Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations...........................     15


PART II. - OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K...............................     23


 SIGNATURES..............................................................     23

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
----------------------------

SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ IN THOUSANDS)

                                                               DECEMBER 31,   SEPTEMBER 30,
                                                                  1997            1998
                                                              ------------    -------------
                                                               (Restated)      (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                    $ 29,650         $ 29,639
  Available-for-sale securities                                  82,926           29,020

  Receivables:
    Accounts receivable                                          61,453           66,316
    Costs and estimated earnings in excess of billings
      on uncompleted contracts                                    3,900            6,635
    Notes receivable                                              2,943            7,279
    Tuition finance notes receivable                                978            4,916
    Other receivables                                             7,000                -
                                                               --------         --------
                                                                 76,274           85,146
    Allowance for doubtful accounts                              (2,508)          (3,294)
                                                               --------         --------
                                                                 73,766           81,852

  Inventory                                                       4,999            8,185
  Deferred income taxes                                           3,738            3,719
  Prepaid expenses and other current assets                       6,550           10,528
                                                               --------         --------
Total current assets                                            201,629          162,943

Notes receivable, less current portion                            6,232            5,206
Costs and estimated earnings in excess of billings
  on uncompleted contracts, less current portion                    352              567

Property and equipment:
  Land and building                                               5,710            8,822
  Furniture and equipment                                        58,709           99,063
  Leasehold improvements                                          7,985           10,890
                                                               --------         --------
                                                                 72,404          118,775
  Accumulated depreciation                                      (21,160)         (31,301)
                                                               --------         --------
                                                                 51,244           87,474

Intangible assets:
  Goodwill                                                      183,004          224,104
  Contract rights                                                13,973           13,973
  Other                                                           2,522            4,777
                                                               --------         --------
                                                                199,499          242,854
  Accumulated amortization                                      (16,714)         (24,856)
                                                               --------         --------
                                                                182,785          217,998

Deferred contract costs, net of accumulated amortization
  of $6,205 as of December 31, 1997 and $10,129
  as of September 30, 1998                                       10,324           10,771

Investments in and advances to affiliates                        12,464           14,557
Other investments                                                28,017           29,049
Other assets                                                      3,266            7,861
                                                               --------         --------
Total assets                                                   $496,313         $536,426
                                                               ========         ========

SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ IN THOUSANDS)

                                                             DECEMBER 31,    SEPTEMBER 30,
                                                                 1997           1998
                                                             ------------   --------------
                                                              (Restated)     (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                       $ 40,707         $ 44,722
  Income taxes payable                                           5,590            5,980
  Current portion of long-term debt                              1,213              962
  Current portion of due to shareholders of
    acquired companies                                          13,794                -
  Deferred revenue                                              26,289           38,718
  Other current liabilities                                      1,281            1,194
                                                              --------         --------
Total current liabilities                                       88,874           91,576

Long-term debt, less current portion                             2,303            4,706
Bank line of credit                                                  -            4,284
Deferred income taxes                                            7,620            7,598
Due to shareholders of acquired companies,
  less current portion                                          56,366                -
Other long-term liabilities                                        902              294
Commitments and contingent liabilities                               -                -
                                                              --------         --------
Total liabilities                                              156,065          108,458
                                                              --------         --------

Stockholders' equity:
  Preferred stock, par value $.01 per share--authorized
    10,000,000 shares, no shares issued and outstanding
    as of December 31, 1997 and September 30, 1998                   -                -
  Common stock, par value $.01 per share--authorized
    90,000,000 shares, issued and outstanding shares of
    45,450,447 as of December 31, 1997 and 48,551,299
    as of September 30, 1998                                       455              485
 Additional paid-in-capital                                    301,897          370,786
 Retained earnings                                              39,057           55,073
 Foreign currency translation adjustments                       (1,161)           1,624
                                                              --------         --------
Total stockholders' equity                                     340,248          427,968
                                                              --------         --------

Total liabilities and stockholders' equity                    $496,313         $536,426
                                                              ========         ========

See accompanying notes.

SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    THREE MONTHS ENDED
                                                       SEPTEMBER 30,
                                                --------------------------
                                                    1997           1998
                                                ------------   -----------
                                                 (RESTATED)
REVENUES                                         $  71,375      $  109,701

COST AND EXPENSES
Direct costs                                        57,124          85,749
General and administrative expense                   3,664           3,637
                                                 ---------      ----------
Total expenses                                      60,788          89,386
                                                 ---------      ----------

Operating income                                    10,587          20,315

OTHER INCOME (EXPENSE)
Investment and other income (expense)                1,293             (58)
Interest expense                                       (52)           (351)
Equity in net loss of affiliates                      (433)           (281)
                                                 ---------      ----------
Income before income taxes                          11,395          19,625

Income taxes                                        (3,995)         (6,673)
                                                 ---------      ----------
Net income                                       $   7,400      $   12,952
                                                 =========      ==========


Earnings per common share, basic                 $    0.17      $     0.27
                                                 =========      ==========


Earnings per common share, diluted               $    0.16      $     0.26
                                                 =========      ==========

See accompanying notes.

SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                           NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                       --------------------------
                                                           1997           1998
                                                       ------------   -----------
                                                        (RESTATED)
REVENUES                                               $   201,123    $   295,353

COST AND EXPENSES
Direct costs                                               184,086        247,554
General and administrative expense                          16,538         11,321
Transaction costs related to pooling of interests                -          5,000
Restructuring costs                                              -          3,730
Loss on impairment of assets                                 4,000              -
                                                       -----------    -----------
Total expenses                                             204,624        267,605
                                                       -----------    -----------

Operating income (loss)                                     (3,501)        27,748

OTHER INCOME (EXPENSE)
Investment and other income                                  2,993          3,231
Termination fee, net of transaction costs                   28,500              -
Interest expense                                              (674)          (804)
Equity in net loss of affiliates                              (741)        (2,603)
                                                       -----------    -----------
Income before income taxes                                  26,577         27,572

Income taxes                                                (9,867)       (11,828)
                                                       -----------    -----------
Net income                                             $    16,710    $    15,744
                                                       ===========    ===========

Earnings per common share, basic                       $      0.40    $      0.33
                                                       ===========    ===========

Earnings per common share, diluted                     $      0.39    $      0.31
                                                       ===========    ===========

See accompanying notes.

SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ IN THOUSANDS)

                                                                          NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                    -----------------------------
                                                                         1997           1998
                                                                    -------------   -------------
                                                                     (Unaudited)     (Unaudited)
                                                                      (Restated)
OPERATING ACTIVITIES
Net income                                                            $  16,702       $  15,744
   Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation                                                     5,994          10,071
         Amortization                                                     7,328          11,829
         Non-cash issuance of common stock                               18,500               -
         Non-cash dividend received                                      (1,500)         (1,000)
         Loss on impairment of assets                                     4,000               -
         Non-cash contribution from ASPECT partners                           -           1,300
         Provision for doubtful accounts                                    204           1,228
         Deferred income taxes                                              (55)            (21)
         Equity in net loss of unconsolidated subsidiaries                  741           2,603
         Changes in operating assets and liabilities:
         Accounts and notes receivable                                  (15,414)         (4,921)
         Cost and estimated earnings in excess of billings
         on uncompleted contracts                                           688          (2,383)
         Inventory                                                       (1,368)         (1,905)
         Prepaid expenses                                                  (932)         (3,887)
         Other assets                                                    (2,406)         (3,212)
         Accounts payable and accrued expenses                             (776)          2,116
         Notes payable                                                        -             821
         Billings in excess of costs and estimated earnings
         on uncompleted contracts                                            46             (97)
         Deferred revenue and other long-term liabilities                 1,177          11,122
                                                                      ---------       ---------

Net cash provided by operating activities                                32,929          39,408
                                                                      ---------       ---------


INVESTING ACTIVITIES
Purchase of available-for-sale securities                               (75,269)         (2,105)
Proceeds from sale of available-for-sale securities                      11,194          56,010
Increase in investments in and advances to affiliates                    (8,479)         (5,016)
Increase in other investments                                              (370)            (32)
Purchase of property and equipment                                      (19,634)        (46,765)
Proceeds from sale of property and equipment                              1,254               -
Cash paid for other acquired businesses                                    (665)         (5,167)
Expenditures for deferred contract costs and other assets                (1,671)           (717)
Acquisition of WSI franchisees, net of cash received                          -         (14,643)
Acquisition of Canter Group, net of cash received                             -         (24,262)
                                                                      ---------       ---------

Net cash used in investing activities                                   (93,640)        (42,697)
                                                                      ---------       ---------

FINANCING ACTIVITIES
Payments to former shareholders of WSI                                   (4,670)           (262)
Payments to former shareholders of Pace                                    (369)        (13,547)
Proceeds from exercise of options and warrants                           12,304           9,052
Proceeds from issuance of long-term debt                                    291           1,332
Proceeds from bank lines of credit                                            -           4,283
Proceeds from issuance of common stock                                   73,430               -
Payments on long-term debt and capital lease obligations                 (4,974)              -
Cash paid for fractional shares of common stock                               -             (58)
Repayment of distributions to shareholders                                    -             237
Paydown of line of credit                                                (1,000)           (544)
                                                                      ---------       ---------

Net cash provided by financing activities                                75,012             493
                                                                      ---------       ---------

Effects of exchange rate changes on cash                                   (772)          2,785
                                                                      ---------       ---------

Net increase (decrease) in cash and cash equivalents                     13,529             (11)
Cash and cash equivalents at beginning of period                         18,564          29,650
                                                                      ---------       ---------

Cash and cash equivalents at end of period                            $  32,093       $  29,639
                                                                      =========       =========

See accompanying notes.

                SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

SEPTEMBER 30, 1998

NOTE A - BASIS OF PRESENTATION
         ---------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. As discussed in Note E, on May 6, 1998, the Company consummated its acquisition of all of the outstanding stock of Aspect International Language Schools, B.V. and subsidiaries ("ASPECT"). The acquisition has been accounted for as a pooling-of-interests and accordingly, the Company's financial statements have been restated to include the results of ASPECT for all periods presented. For further information, refer to the restated annual financial statements and footnotes thereto included in the Company's report on Form 8-K filed on July 29, 1998.

NOTE B - INCOME TAXES
         ------------

     The tax provisions for the three and nine month periods ended September 30, 1998 and 1997 are based on the estimated effective tax rates applicable for the full years, and after giving effect to significant unusual items related specifically to the interim periods. The Company's income tax provisions for all periods consist of federal, state, and foreign income taxes. The Company's effective tax rate has increased from 37% during the first nine months of 1997 to 43% during the first nine months of 1998 due to significant transaction costs related to the acquisition of ASPECT in May 1998 which are expensed for financial reporting purposes but are non-deductible for income tax purposes.
The Company estimates that its effective income tax rate for the year ended December 31, 1998 will be 38%. The Company estimates that its recurring effective income tax rate for the year ended December 31, 1998 will be approximately 34%.

NOTE C - EARNINGS PER SHARE
         ------------------

     The following table summarizes the computations of basic and diluted earnings per share:

                                           Three months ended       Nine months ended
                                              September 30,           September 30,
                                              1997      1998          1997      1998
                                            -------   -------       -------   -------
Numerator used in basic and diluted
  earnings per common share:
     Net income                             $ 7,400   $12,952       $16,710   $15,744
                                            =======   =======       =======   =======

Denominator:
  Denominator for basic earnings per
     common share--weighted average
     shares                                  43,623    48,534        41,315    48,147

  Effect of dilutive securities:
     Employee stock options                   2,015     2,062         1,759     2,143
     Common stock contingently issuable         248         -           248         -
                                            -------   -------       -------   -------

  Total dilutive potential common shares      2,263     2,062         2,007     2,143
                                            -------   -------       -------   -------

  Denominator for diluted earnings per
     common share--weighted average
     shares and assumed conversions          45,886    50,596        43,322    50,290
                                            =======   =======       =======   =======

Earnings per common share, basic            $  0.17   $  0.27       $  0.40   $  0.33

Earnings per common share, diluted          $  0.16   $  0.26       $  0.39   $  0.31


NOTE D - RECLASSIFICATIONS AND STOCK SPLIT
         ---------------------------------

     Certain amounts in the 1997 financial statements have been reclassified to conform with the 1998 presentation.

     In February 1998, the Company declared a 3-for-2 stock split of its common stock effective in the form of a stock dividend which was distributed on May 22, 1998 to shareholders of record at the close of business on April 1, 1998. Accordingly, all share and per share data information have been restated to retroactively reflect the stock split.

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

     Combined and separate results of operations of Sylvan and ASPECT during the periods prior to the acquisition are as follows:

                                               Sylvan
                                              Learning
                                            Systems, Inc.   ASPECT    Combined
                                            -------------  --------   ---------
Three Months Ended September 30, 1997
      Revenues                                $ 58,464     $12,911    $ 71,375
      Net income (loss)                       $  7,527     $  (127)   $  7,400
      Earnings per common share - diluted     $   0.17     $              0.16

Nine Months Ended September 30, 1997
     Revenues                                 $168,003     $33,120    $201,123
     Net income (loss)                        $ 17,669     $  (959)   $ 16,710
     Earnings per common share - diluted      $   0.43                   $0.39

     In connection with the acquisition of ASPECT, Sylvan will incur certain restructuring charges of $3.7 million, with an after-tax effect of $3.4 million. These pre-tax charges, which were accrued in the quarter ended June 30, 1998, include costs associated with termination benefits of certain employees of ASPECT of $340,000 and costs associated with the consolidation and restructuring of the combined operations of $3.4 million. Consolidation and restructuring charges consist mainly of estimated obligations resulting from the merger. These obligations relate to contract cancellation costs and the closing of duplicate facilities. A pre-tax charge related to the cancellation of certain contracts of $2.6 million is expected to result from the repurchase of certain franchise rights previously sold for territories where ASPECT locations in existence will violate the terms of master franchise agreements previously entered into by the Company and certain master franchisees. A pre-tax charge of $790,000 will result from the consolidation of duplicate facilities, lease termination costs and the sale of certain facilities which will no longer be used by the Company. Of the $3.7 million restructuring charge, $14,000 of termination benefits were paid in the third quarter of 1998. The remainder is included in accounts payable and accrued expenses at September 30, 1998. The Company expects that the majority of the remaining accrued liability balance at September 30, 1998 will be expended in 1999, with certain termination benefit payments continuing through December 31, 2000.

     Also included in operating expenses for the nine months ended
September 30, 1998 are $6.2 million of shareholder non-recurring expenses and transaction-related costs. Transaction-related charges of approximately
$5.0 million recorded include legal, accounting and advisory fees. The shareholder non-recurring expenses of $1.2 million recorded represent shareholder compensation and related expenses of ASPECT.

Canter

     Effective January 1, 1998 the Company acquired all of the outstanding stock of Canter and Associates, Inc. and Canter Educational Productions, Inc. (collectively, "Canter"), commonly controlled companies, for an initial purchase price of $25 million in cash. Additional contingent consideration is payable over the next three years based upon Canter's meeting certain earnings thresholds. The acquisition was accounted for using the purchase method of accounting. During the first quarter of 1998, goodwill of approximately
$24.4 million was recorded and is being amortized over a period of 25 years. Results of operations of Canter are included in the accompanying 1998 consolidated statement of income from January 1, 1998.

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

NOTE F - STOCKHOLDERS' EQUITY
         --------------------

     The components of stockholders' equity are as follows:

                                                                                 Foreign
                                                 Additional                     Currency          Total
                                     Common       Paid-In        Retained      Translation     Stockholders'
                                      Stock       Capital        Earnings      Adjustments       Equity
                                  ------------ -------------   ------------  ---------------  --------------
Balance at January 1, 1998            $455        $301,897        $39,057       $(1,161)        $340,248

Options exercised for purchase
 of 538 shares of common stock,
 including income tax benefit
 of $4,054                               5           9,047                                         9,052

Issuance of 964 shares of
 common stock in connection
 with the acquisition of
 NAI/Block                              10          25,706                                        25,716

Issuance of 108 shares of
 common stock in connection
 with other acquisitions                 1           1,040             34                          1,075

Issuance of 24 shares of common
 stock in connection with the
 Employee Stock Purchase Plan                          502                                           502

Issuance of 345 shares of
 common stock to ex-PACE
 shareholders                            3          11,305                                        11,308

Issuance of 1,071 shares of
 common stock in connection
 with contingent consideration
 related to the acquisition of
 Drake                                  11          20,047                                        20,058

Cash paid for fractional shares                        (58)                                          (58)

Capital contribution by ASPECT
 partners                                            1,300                                         1,300

Foreign currency translation
 adjustment                                                                       2,785            2,785

Repayment of distributions                                            238                            238

Net income for the nine months
 ended September 30, 1998                                          15,744                         15,744
                                 ---------      ----------    -----------    ----------      -----------
Balance at September 30, 1998         $485        $370,786        $55,073       $ 1,624         $427,968
                                 =========      ==========    ===========    ==========      ===========


NOTE G - CONTINGENCIES
         -------------


     The Company is the defendant in a legal proceeding pending in the United States District Court for the Northern District of Iowa, Civil Action No. C96-334MJM, filed on November 18, 1996 by ACT, Inc., an Iowa nonprofit corporation formerly known as American College Testing Program, Inc. ("ACT"). ACT's claim arises out of the Company's acquisition of rights to administer testing services for the National Association of Securities Dealers, Inc. ("NASD"). ACT has asserted that the Company tortuously interfered with ACT's relations, contractual and quasi-contractual, with the NASD, that the Company caused ACT to suffer the loss of its advantageous economic prospects with the NASD and other ACT clients and that the Company has monopolized and attempted to monopolize the computer-based testing services market. ACT has claimed unspecified amounts of compensatory, treble and punitive damages, as well as injunctive relief. If ACT were awarded significant compensatory or punitive damages, it could materially adversely affect the Company's results of operations and financial condition. Additionally, if ACT were granted significant injunctive relief, the Company may be required to dispose of, limit expansion or curtail existing operations of its Sylvan Prometric division, which, in turn, would materially adversely affect the Company's results of operations, financial condition and prospects for growth. In February 1998, the Court ruled that ACT may proceed only on three of its five antitrust theories and otherwise narrowed the scope of ACT's antitrust claims. In March 1998, the Court denied the Company's motion to dismiss ACT's state law claims. Discovery has recently commenced and is expected to continue at least through the end of 1998. The Company believes that all of ACT's claims are without merit but is unable to predict the outcome of the ACT litigation at this time.

NOTE H - BUSINESS SEGMENT INFORMATION
         ----------------------------

                                      Three months ended         Nine months ended
                                         September 30,             September 30,
                                       1997        1998          1997          1998
                                     -------     --------      --------      --------
Operating Revenues:
  Learning Centers                   $11,207     $ 16,443      $ 31,193      $ 44,049
  Contract Educational Services        9,917       15,911        45,817        68,180
  Sylvan Prometric                    50,251       77,347       124,113       183,124
                                     -------     --------      --------      --------
                                     $71,375     $109,701      $201,123      $295,353
                                     =======     ========      ========      ========

Segment profit:
  Learning Centers                   $ 3,458     $  4,872      $  4,015      $ 12,116
  Contract Educational Services        2,062        1,393         6,080         8,724
  Sylvan Prometric                     8,731       17,687         2,942        18,229
                                     -------     --------      --------      --------
                                     $14,251     $ 23,952      $ 13,037      $ 39,069
                                     =======     ========      ========      ========

Segment assets:
  Learning Centers                                             $ 22,576      $ 24,581
  Contract Educational Services                                  23,411        92,813
  Sylvan Prometric                                              183,479       321,362
                                                               --------      --------
                                                               $229,466      $438,756
                                                               ========      ========

There have been no changes since December 31, 1997 in the Company's method for identification of reportable segments or for determination of segment profit or loss. There are no significant intercompany sales or transfers. The following table reconciles the reported information on segment profit to income before income taxes reported in the consolidated statements of income for the three and nine months ended September 30, 1997 and 1998:

                                               Three months ended          Nine months ended
                                                  September 30,               September 30,
                                                 1997       1998           1997        1998
                                               --------   --------       --------    --------
Total profit(loss) for reportable segments     $14,251     $23,952       $ 13,037    $ 39,069
Corporate general and administrative
  expense                                       (3,664)     (3,637)       (16,538)    (11,321)
Other income(expense)                              808        (690)        30,078        (176)
                                               -------     -------       --------    --------
     Income before income taxes                $11,395     $19,625       $ 26,577    $ 27,572
                                               =======     =======       ========    ========

NOTE I - COMPREHENSIVE INCOME
         --------------------

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income. Statement 130 established new rules for the reporting and display of comprehensive income and its components, however, this Statement has no impact on the Company's net income or stockholders' equity. Statement 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. Prior period financial statements have been reclassified to conform to the requirements of Statement 130.

     The components of comprehensive income, net of related tax, for the three and nine month periods ended September 30, 1998 and 1997 are as follows:

                                  Three months ended          Nine months ended
                                     September 30,              September 30,
                                  1997        1998            1997        1998
                                  ------     -------         -------     -------
Net income                        $7,400     $12,952         $16,710     $15,744
Foreign currency translation
  adjustments                       (420)      2,979            (793)      2,785
                                  ------     -------         -------     -------
Comprehensive income              $6,980     $15,931         $15,917     $18,529
                                  ======     =======         =======     =======


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

ALL STATEMENTS CONTAINED HEREIN THAT ARE NOT HISTORICAL FACTS, INCLUDING BUT NOT LIMITED TO, STATEMENTS REGARDING THE ANTICIPATED IMPACT OF UNCOLLECTIBLE ACCOUNTS RECEIVABLE ON FUTURE LIQUIDITY, EXPENDITURES TO DEVELOP LICENSING AND CERTIFICATION TESTS UNDER EXISTING CONTRACTS, THE COMPANY'S CONTINGENT PAYMENT OBLIGATIONS RELATING TO THE DRAKE AND CANTER ACQUISITIONS, FUTURE CAPITAL REQUIREMENTS, POTENTIAL ACQUISITIONS, THE FAILURE TO REMEDIATE OR THE COST OF REMEDIATING YEAR 2000 ISSUES AND THE COMPANY'S FUTURE DEVELOPMENT PLANS ARE BASED ON CURRENT EXPECTATIONS. THESE STATEMENTS ARE FORWARD LOOKING IN NATURE AND INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY DIFFER MATERIALLY. AMONG THE FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY ARE THE FOLLOWING: CHANGES IN THE FINANCIAL RESOURCES OF THE COMPANY'S CLIENTS; TIMING AND EXTENT OF TESTING CLIENTS CONVERSIONS TO COMPUTER-BASED TESTING; AMOUNT OF REVENUES EARNED BY THE COMPANY'S TESTING AND TEACHER TRAINING OPERATIONS; THE AVAILABILITY OF SUFFICIENT CAPITAL TO FINANCE THE COMPANY'S BUSINESS PLAN ON TERMS SATISFACTORY TO THE COMPANY; THE FAILURE TO REMEDIATE OR THE COST OF REMEDIATING YEAR 2000 ISSUES; GENERAL BUSINESS AND ECONOMIC CONDITIONS; AND OTHER RISK FACTORS DESCRIBED IN THE COMPANY'S REPORTS FILED FROM TIME TO TIME WITH THE COMMISSION. THE COMPANY WISHES TO CAUTION READERS NOT TO PLACE UNDUE RELIANCE ON ANY SUCH FORWARD LOOKING STATEMENTS, WHICH STATEMENTS ARE MADE PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND, AS SUCH, SPEAK ONLY AS OF THE DATE MADE.


OVERVIEW

     The Company generates revenues from three business segments: Learning Centers, which primarily consists of franchise royalties, franchise sales fees and Company-owned Learning Center revenues; Sylvan Prometric, which consists of computer-based testing fees paid to the Company and the operations of the Wall Street Institute ("WSI") and ASPECT; and Contract Educational Services, which consists of revenues attributable to providing supplemental and remedial education services to public and non-public schools and major corporations as well as providing teacher training services. The following selected segment data for the three months and nine months ended September 30, 1997 and 1998 is derived from the Company's unaudited consolidated financial statements.

                                    Three months ended       Nine months ended
                                      September 30,            September 30,
                                     1997      1998           1997      1998
                                    -------  --------       --------  --------
Operating Revenue:
  Learning Centers                  $11,207  $ 16,443       $ 31,193  $ 44,049
  Contract Educational Services       9,917    15,911         45,817    68,180
  Sylvan Prometric                   50,251    77,347        124,113   183,124
                                    -------  --------       --------  --------
     Total revenue                  $71,375  $109,701       $201,123  $295,353
                                    =======  ========       ========  ========

Direct costs:
  Learning Centers                  $ 7,749  $ 11,571       $ 27,178  $ 31,933
  Contract Educational Services       7,855    14,518         39,737    59,456
  Sylvan Prometric                   41,520    59,660        117,171   156,165
                                    -------  --------       --------  --------
     Total direct costs             $57,124  $ 85,749       $184,086  $247,554
                                    =======  ========       ========  ========

RESULTS OF OPERATIONS

Comparison of results for the quarter and nine months ended September 30, 1998 to results for the quarter and nine months ended September 30, 1997.

Revenue. Total revenues increased by $38.3 million, or 54% to $109.7 million for the quarter ended September 30, 1998 and increased by $94.2 million, or 47% to $295.4 million for the nine months ended September 30, 1998, compared to the same periods in 1997. These increases resulted from higher revenues in all business segments - Learning Centers, Contract Educational Services and Sylvan Prometric.

     Learning Centers revenue increased by $5.2 million, or 47% to $16.4 million for the quarter ended September 30, 1998 and by $12.9 million, or 41% to $44.0 million for the nine months ended September 30, 1998, compared to the same periods in 1997. Overall, franchise royalties increased by $700,000, or 20%, for the quarter ended September 30, 1998 and $1.6 million, or 16%, for the nine months ended September 30, 1998, compared to the same periods in 1997. The increase in royalties was reduced by the Company's acquisition of 22 franchised Centers during the last twelve months. Excluding the effect of the Center acquisitions, franchise royalties increased 27% for the quarter ended
September 30, 1998 and 23% for the nine months ended September 30, 1998, compared to the same periods in 1997. The nine month increase in franchise royalties was due to the net increase of 53 new Centers opened after September 30, 1997, combined with same center revenue increases of 18%.

     Franchise sales fees decreased $350,000 to $644,000 for the quarter ended September 30, 1998 and decreased $800,000 to $1.4 million for the first nine months of 1998, compared to the same periods in 1997. The third quarter decrease is primarily due to a significant area development agreement that was sold for $500,000 in the third quarter of 1997. For the nine month period ended
September 30, 1997, the Company had three area development sales for $1.1 million.

     Revenue from Company-owned Learning Centers increased $4.1 million, or 70%, to $10.0 million during the quarter ended September 30, 1998, and by $9.9 million, or 60%, to $26.2 million during the nine months ended September 30, 1998, compared to the same periods in 1997. The acquisition of 22 Centers from several franchisees during the past twelve months accounted for $2.7 million, or 66%, of the increase for the quarter ended September 30, 1998 and $6.5 million, or 65%, of the increase for the nine months ended September 30, 1998, compared to the same periods in 1997. Same center revenues increased by $1.3 million, or 21%, for the quarter ended September 30, 1998 and $2.8 million, or 17%, for the nine months ended September 30, 1998, compared to the same periods in 1997.

     Contract Educational Services revenue increased by $6.0 million, or 60% to $15.9 million for the quarter ended September 30, 1998, and by $22.4 million, or 49% to $68.2 million for the nine months ended September 30, 1998. The third quarter revenue increase was the result of a $4.9 million increase in revenue from Canter, a provider of teacher training services which was acquired in January 1998, a $2.0 million increase in revenue from public and nonpublic school contracts, offset by a $900,000 decrease in revenue from Pace adult training services. The revenue increase for the nine months ended September 30, 1998 was the result of a $17.2 million increase in revenue from Canter, a $5.0 million increase in revenue from public and nonpublic school contracts and a $200,000 increase in revenue from Pace services. The nine months ended September 30,1997 include revenue of $2.6 million from a segment of Educational Inroads, which was a non-related business activity that was disposed of after it was acquired in 1997.

     Sylvan Prometric revenue increased by $27.1 million, or 54% to $77.3 million during the quarter ended September 30, 1998 and by $59.0 million, or 48%, to $183.1 million during the nine months ended September 30, 1998 compared to the same periods in 1997. The fourth quarter 1997 acquisition of NAI/Block accounted for $3.3 million of the revenue growth for the third quarter of 1998 and $9.9 million of the revenue growth for the first nine months of 1998. Academic admissions testing revenues increased 112% compared to the third quarter of 1997 and 125% compared to the first nine months of 1997, primarily due to volume increases under Educational Testing Service (ETS) contracts, which included the cost-plus international contract, the Graduate Record Examinations
(GRE), Graduate Management Admission Test (GMAT), and the Test of English as a Foreign Language (TOEFL). Information Technology testing revenues increased 66% and 45% for the third quarter of 1998 and the first nine months of 1998, respectively, over the comparable 1997 periods mainly due to Microsoft and other IT client volume increases. Revenues from the Wall Street Institute International, B.V. and its commonly controlled affiliates (collectively, "WSI"), Sylvan's international chain of English language centers, increased 110% compared to the third quarter of 1997 and 39% compared to the first nine months of 1997 as a result of the acquisitions of several franchise locations during the third quarter of 1998. Excluding the effect of such acquisitions, WSI revenues for the quarter ended September 30, 1998 increased 42% compared to the 1997 quarter and increased 12% for the nine months ended September 30, 1998 compared to the 1997 nine month period. Revenues from ASPECT increased $5.1 million, or 40%, and $9.2 million, or 28%, for the quarter and nine months ended September 30, 1998, respectively, compared to the same periods in 1997.

Cost and Expenses. Total direct costs increased 50% from $57.1 million in the third quarter of 1997 to $85.7 million in the third quarter of 1998, and decreased as a percentage of total revenues from 80% to 78%. Direct costs increased 34% from $184.1 million for the nine months ended September 30, 1997, to $247.6 million for the nine months ended September 30, 1998 and decreased as a percentage of total revenues from 92% to 84%.

     Learning Centers expenses increased by $3.9 million to $11.6 million, or 70% of Learning Centers revenue for the quarter ended September 30, 1998 compared to $7.7 million, or 69% of Learning Centers revenue for the quarter ended September 30, 1997. Learning Centers expenses increased $4.7 million to $31.9 million, or 72%, of Learning Centers revenue for the nine months ended September 30, 1998 compared to $27.2 million, or 87% of Learning Centers revenue for the nine months ended September 30, 1997. Included in Learning Centers expenses for the nine months ended September 30, 1997 is a non-recurring
$5.0 million contribution of the Company's common stock to a corporation whose sole purpose is to develop and fund advertising programs for Sylvan Learning Centers. Excluding this contribution, Learning Centers expenses increased by $9.7 million during the nine months ended September 30, 1998.

Excluding this contribution, recurring expenses as a percentage of total Learning Centers revenue were 71% for the nine months ended September 30, 1997. Approximately $2.3 million of the increase for the quarter and $5.5 million of the increase for the first nine months was due to the acquisition of franchised Learning Centers and costs associated with higher revenues at existing centers. As a percentage of revenues, expenses for Company-owned Learning Centers decreased from 84% for the nine months ended September 30, 1997 to 81% for the nine months ended September 30, 1998. The Company incurred $102,000 of expenses in the third quarter of 1998 and $710,000 of expenses in the first nine months of 1998 for the development of certain educational programs. These expenses were not incurred in the first nine months of 1997 and are not expected to continue during 1998. The remaining cost increases for both the quarter and nine months ended September 30, 1998 relate to franchise support costs.

     Contract Educational Services expense increased by $6.7 million to $14.5 million, or 91% of Contract Educational Services revenue for the quarter ended September 30, 1998, compared to $7.8 million or 79% of Contract Educational Services revenue for the third quarter of 1997, and increased by $19.7 million to $59.4 million, or 87% of Contract Educational Services revenue during the nine months ended September 30, 1998, compared to $39.7 million or 87% of Contract Educational Services revenue during the first nine months of 1997. The increase in costs as a percentage of revenues for the third quarter is primarily the result of the revenue decreases for Pace adult training services which could not be offset with proportionate cost decreases and due to costs for certain new public school contracts that were a higher percentage of revenue.

     Sylvan Prometric expenses increased by $18.2 million to $59.7 million, or 77% of total Sylvan Prometric revenue for the quarter ended September 30, 1998, compared to $41.5 million, or 83% of total Sylvan Prometric revenue for the third quarter of 1997, and increased by $39.0 million to $156.2 million, or 85% of total Sylvan Prometric revenue during the nine months ended September 30, 1998, compared to $117.2 million, or 94% of total Sylvan Prometric revenue for the same period in 1997. During the second quarter of 1997, Sylvan Prometric expenses included non-recurring marketing expenditures related to contributions of $10 million in cash and common stock to an independent marketing fund to be used for the development of the information technology testing business. The nine months ended September 30, 1998 contains $1.2 million of non-recurring expenses related to the acquisition of ASPECT as further described in Note E to the financial statements. Excluding these expenditures, expenses as a percentage of total Sylvan Prometric revenue were 85% and 86% for the first nine months of 1998 and 1997, respectively. Sylvan Prometric expenses for the third quarter of 1998 were lower as a percentage of revenue primarily as a result of increased volumes, sales mix effects, and test delivery cost controls offset, in part, by sales mix effects of the growth of lower margin ETS International business and increased sales and marketing expenditures.

     In the nine months ended September 30, 1998, Sylvan incurred $5.0 million of non-recurring transaction-related costs relating to the pooling-of-interests with ASPECT. The transaction costs include legal, accounting and advisory fees, as further described in Note E to the financial statements.

     In connection with the acquisition of ASPECT, Sylvan will incur certain restructuring charges of $3.7 million, with an after-tax effect of $3.4 million. These pre-tax charges, which have been accrued in the quarter ended June 30, 1998, include costs associated with termination benefits of certain employees of ASPECT of $340,000 and costs associated with the consolidation and restructuring of the combined operations of $3.4 million. Consolidation and restructuring charges consist mainly of estimated obligations resulting from the merger. These obligations relate to contract cancellation costs and the closing of duplicate facilities. A pre-tax charge related to the cancellation of certain contracts of $2.6 million is expected to result from the repurchase of certain franchise rights previously sold in territories where existing ASPECT locations will violate the terms of master franchise agreements previously entered into by the Company and certain master franchisees. A pre-tax charge of $790,000 will result from the consolidation of duplicate facilities, lease termination costs and the sale of certain facilities which will no longer be used by the Company. Of the $3.7 million restructuring charge, $14,000 of termination benefits were paid in the third quarter of 1998. The remainder is included in accounts payable and accrued expenses at September 30, 1998. The Company expects that the majority of the remaining accrued liability balance at September 30, 1998 will be expended in 1999, with certain termination benefit payments continuing through December 31, 2000.

     The nine months ended September 30, 1997 included an asset impairment loss of $4.0 million caused by certain strategic changes contemplated as part of the planned National Education Corporation ("NEC") merger, and primarily related to computer equipment and software, whose value was impaired as a result of changes in technical requirements and specifications of such equipment and software.

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

     General and administrative expenses remained constant at $3.6 million for the quarter ended September 30, 1998 and the quarter ended September 30, 1997 but decreased as a percentage of revenue from 5% to 3%. General and administrative expenses decreased by $5.2 million to $11.3 million during the nine months ended September 30, 1998 compared to the nine months ended
September 30, 1997 and decreased as a percentage of revenue from 8% to 4%. Included in general and administrative expenses for the nine months ended September 30, 1997 are non-recurring expenses related to the contribution of the Company's common stock valued at $6.5 million to Sylvan Learning Foundation, Inc., a non profit foundation formed to promote various educational pursuits. Excluding this 1997 non-recurring expense, general and administrative expenses decreased as a percentage of revenues from 5% of total revenues for the nine months ended September 30, 1997 to 4% of total revenues for the nine months ended September 30, 1998. This decrease in expenses as a percentage of revenues resulted from increased revenues in all segments without corresponding proportional increases in overhead.

     The Company's effective tax rate has increased from 37% during the first nine months of 1997 to 43% during the first nine months of 1998. The increase in the effective rate is due to $5.0 million of transaction costs related to the acquisition of ASPECT for which there is no allowable income tax deduction.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities was $39.4 million for the nine months ended September 30, 1998 as compared to $32.9 million provided in the comparable period of 1997. Cash flow from operations before working capital changes decreased by $10.1 million from $51.9 million in the 1997 period to $41.8 million in the 1998 period, primarily as a result of the $28.5 million termination fee, net of costs, received related to the NEC acquisition and the $3.0 million cash contribution to the independent marketing fund included in the 1997 period and the $4.9 million of non-recurring expenses in the 1998 period related to the acquisition of ASPECT as further described in Note E to the financial statements. Excluding the effects of these items, recurring cash flow from operations before working capital changes increased from $26.4 million in the 1997 period to $46.7 million in the 1998 period due to the significant overall growth in income from Company operations before considering non-cash charges, which primarily consist of depreciation, amortization and equity in the net losses of affiliates. The Company believes that uncollectible accounts receivable will not have a significant effect on future liquidity, as a significant portion of its accounts receivable are due from enterprises with substantial financial resources, such as large corporations and governmental units.

     The Company continues to incur expenditures for additions to property and equipment, which totaled $46.8 million in the nine months ended September 30, 1998. These additions primarily consist of furniture and equipment for general business expansion, including expenditures related to new public school contracts, testing center expansions, equipment upgrades, internal software development and equipment needed for overseas testing centers operated by the Company under the ETS international testing contract. Under this contract with ETS, the Company is reimbursed for overseas equipment expenditures as the equipment is depreciated. This reimbursement includes a financing charge over the reimbursement period.

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

     The Company has entered into a loan agreement with a bank, (hereinafter, "the credit line") that provides an unsecured revolving line of credit allowing the Company to borrow a maximum of $30.0 million through the expiration date of May 31, 2001. The credit line is extendable at the Company's option through May 31, 2003. The credit line bears interest at a floating rate equal to the 30 day London Interbank Offered Rate ("LIBOR") plus 0.55% per annum (5.86% at September 30, 1998).

     During the first nine months of 1998, the Company received $5.0 million as a result of the exercise of options to purchase 538,000 shares of common stock.

     During the first nine months of 1998, the Company paid $25.0 million for the purchase of Canter, and paid $14.6 million to acquire certain WSI franchise locations, all of which were funded by the sale of available-for-sale securities.

     The Company believes that its capital resources will be sufficient on a short term basis and over the next 24 months to fund continued expansion of its current business, including working capital needs and expected investments in property and equipment.

YEAR 2000 COMPLIANCE

     The Year 2000 Issue is the result of computer programs written using two digits (rather than four) to define the applicable year. Absent corrective actions, programs with date-sensitive logic may recognize "00" as 1900 rather than 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, production difficulties, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     The Company has established a corporate-wide Year 2000 task force with representatives from all divisions. The task force has conducted a comprehensive review of the Company's information technology and non-information technology systems affected by the Year 2000 issue and has developed an implementation plan to resolve them. The Company measures its progress towards completion based on the level of efforts completed to date compared to the total expected. The process involves five phases:

     Phase I - Inventory and Data Collection. This phase involves conducting a comprehensive inventory of the Company's information systems which includes but is not limited to telecommunications systems, computer hardware, software and networks as well as building infrastructure such as HVAC, elevators and security systems. The identification of key third party vendors is also involved. During this phase, all new systems are required to have passed Year 2000 compliance tests before being purchased and implemented. The Company commenced this phase in the first quarter of 1998 and the phase is 80% complete and is expected to be completed by December 31, 1998.

     Phase II - Assessment / Date Impact. In this phase, systems identified during Phase I are reviewed to determine what impact, if any, the Year 2000 Issue has on the operation of these systems. This phase also identifies the effects of Year 2000 being a leap year. This phase is 80% complete and is expected to be completed by December 31, 1998.

     Phase III - Remediation. This phase involves modifying, replacing or upgrading the systems that have failed during Phase II. The remediation phase is 25% complete and is expected to be completed by the middle of the first quarter of 1999.

     Phase IV - Testing. This phase involves review of systems for compliance and re-testing as necessary. The testing phase is 10% complete and is expected to be completed by the end of the first quarter of 1999.

     Phase V - Implementation. This phase involves implementing the systems after they have been successfully remediated and tested. This is the final step in assuring that the systems are Year 2000 complaint. The phase is 10% complete and is expected to be completed by the end of the second quarter of 1999.

     The Company believes the cost to remedy all Year 2000 Issues to be $3 million and has expended $450,000 through September 30, 1998. The Company is not aware of any material non-compliance that would require repair or replacement that would have a material effect on its financial position. As part of the Year 2000 Issue process, formal communication with the Company's suppliers, customers and other support services has been initiated and efforts will continue until positive statements of readiness have been received from all third parties. To date, the Company is not aware of any non-compliance by its customers or suppliers that would have material impact on the Company's business. Nevertheless, there can be no assurance that unanticipated non-compliance will not occur, and such non-compliance could require material costs to repair or could cause material disruptions if not repaired. The Company is in the process of developing a strategy to address these potential consequences that may result from unresolved Year 2000 Issues, which will include the development of one or more contingency plans by mid 1999.

CONTINGENT MATTERS

     The agreement with Drake provides for future contingent payments based on achievement of certain specified revenue targets in 1998 or 1999, at election of the Sellers which, if earned would be paid in the first quarter of 1999 or 2000. As of October 5, 1998 one of the sellers offered to take a 50% discount on the $15 million that would have been due him under the contingent payment in exchange for an immediate settlement. Management accepted this based on the high degree of certainty that the revenue targets would be reached in 1998. This settlement was agreed to be paid with 427,400 shares of common stock. The remaining $25 million contingent payment for the other seller will be paid, with shares of common stock, when earned, which is expected to be in the first quarter of 1999. The amount of any contingent payments will be recorded as goodwill when paid and amortized over the remaining estimated recovery period.

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


PART II - OTHER INFORMATION

ITEM 6. REPORTS ON FORM 8-K
        -------------------

(A)  REPORTS ON FORM 8-K

     During the third quarter of 1998, the Company filed a report on Form 8-K, dated July 29, 1998, with respect to the filing of restated audited financial statements for the years ended December 31, 1995, 1996 and 1997 and restated unaudited financial statements for the three months ended March 31, 1997 and 1998 related to the ASPECT acquisition.


SIGNATURES
----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be on behalf by the undersigned thereunto duly authorized.


                                    Sylvan Learning Systems, Inc.


Date: November 13, 1998             /s/ B. Lee McGee
                                    ------------------------------------
                                    B. Lee McGee, Executive Vice President
                                    and Chief Financial Officer