Form 10-K
period 1998-12-31
SYLVAN LEARNING SYSTEMS INC
filed 1999-03-31
CIK 912766

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                 FORM 10-K


[X] Annual Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the fiscal year ended December 31, 1998
                                                    -----------------


                                       or


[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to
     __________.



                      Commission File Number __    0-22844
                                               -----------



                         SYLVAN LEARNING SYSTEMS, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


         Maryland                                           52-1492296
-------------------------------                        -------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification No.)


  1000 Lancaster Street, Baltimore, Maryland                  21202
--------------------------------------------                ----------
   (Address of principal executive offices)                 (Zip Code)


  Registrant's telephone number, including area code:  (410) 843-8000
                                                       --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange on
            Title of each class                          which registered
        ----------------------------                 ------------------------
        Common Stock, Par Value $.01                          NASDAQ

   Securities registered pursuant to the Section 12(g) of the Act:  None
                                                                    ----

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [ ].


  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


  The aggregate market value of voting Common Stock held by non-affiliates of the registrant was approximately $1.4 billion as of March 15, 1999.


The registrant had 50,874,171 shares of Common Stock outstanding as of March 15, 1999.


                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------


Certain information in Sylvan Learning Systems, Inc.'s definitive Proxy Statement for its 1999 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than April 30, 1999 is incorporated by reference in Part III of this Form 10-K.

                                 INDEX
                                 -----


PART I.                                                            Page No.
                                                                   --------
      Item 1.    Business..............................................  3
      Item 2.    Properties............................................ 11
      Item 3.    Legal Proceedings..................................... 11
      Item 4.    Submission of Matters to a Vote of Security Holders... 12

PART II.

      Item 5.    Market for Registrant's Common
                  Equity and Related Stockholder Matters............... 12

      Item 6.    Selected Financial Data............................... 13
      Item 7.    Management's Discussion and Analysis of
                  Financial Condition and Results of Operations........ 15
      Item 7A.   Quantitative and Qualitative Disclosures About
                  Market Risk.......................................... 25
      Item 8.    Financial Statements and Supplementary Data........... 25
      Item 9.    Changes in and Disagreements With Accountants
                  on Accounting and Financial Disclosure............... 25

PART III.


      Items 10., 11., 12. and 13. are incorporated by reference from
                Sylvan Learning Systems, Inc.'s definitive Proxy
                Statement which will be filed with the Securities and
                Exchange Commission, pursuant to Regulation 14A,
                not later than April 30, 1999.......................... 26

PART IV.

      Item 14.  Exhibits, Financial Statement Schedules,
                 and Reports on Form 8-K............................... 26



SIGNATURES............................................................. 30


                                 PART I.
                                 ------


Item 1.  Business

  Sylvan Learning Systems, Inc. ("the Company" or "Sylvan") is the leading international provider of educational services to families, schools and industry. The Company provides lifelong educational services through three separate business segments: the Sylvan Prometric division principally delivers computer-based testing for academic admissions, information technology and professional certification programs; the Sylvan Learning Centers division provides personalized instructional services to students of all ages and skill levels; and the Sylvan Contract Educational Services division principally provides supplemental educational services and professional development through contracts with school systems and other organizations. Sylvan subsidiaries include PACE, which provides corporate consulting, training and professional development services, the Canter Group, which provides professional development and graduate degree programs for teachers, Wall Street Institute and Aspect, which deliver English language instruction to professionals and college students, respectively. Through its affiliate, Caliber Learning Network, Inc., formed as a joint initiative between Sylvan and MCI Communications Corp., Sylvan has the ability to distribute world-class adult professional education and training programs. Sylvan's services are delivered through its network of more than 3,000 educational and testing centers around the globe. In 1998, total system-wide revenues were approximately $622.2 million, composed of $246.6 million from the Sylvan Learning Centers segment ($197.4 million from franchised Learning Centers and $49.2 million from Company-owned Learning Centers, product sales, franchise sales fees and other franchise service revenues), $275.1 million from the Sylvan Prometric segment and $100.5 million from the Sylvan Contract Educational Services segment. Note 21 of the 1998 audited financial statements contains additional disclosures regarding the Company's business and geographic segments.


Sylvan Learning Centers

  Sylvan is widely recognized as providing high quality educational services with consistent, quantifiable results, and has delivered its core educational service to more than 1.2 million students primarily in grades three through eight over the past 19 years. The Company's Sylvan Learning Centers segment provides supplemental instruction in reading, mathematics and reading readiness, featuring an extensive series of standardized diagnostic tests, individualized instruction, a student motivational system and continued involvement from both parents and the child's regular school teacher.

  Typically, a parent contacts a Sylvan Learning Center because the parent believes that his or her child may have insufficient reading or mathematics skills. Parents learn about Sylvan from the Company's media advertising, from a referral from another parent or from school personnel. Learning Center personnel ask the parent to bring the student to the Learning Center to complete a series of standardized diagnostic tests and to receive educational consultation. Approximately 35% of phone inquiries result in a visit to a Learning Center. The Learning Center's Sylvan-trained educators use test results to diagnose students' weaknesses and to design an individual learning program for each student. After the initial testing and consultation, the Company estimates that more than 90% of parents enroll the student in a full course of study. The program typically requires four to six months to complete and comprises approximately 36 to 60 hours of instruction. Instruction is generally given twice a week for one hour per visit. Sylvan requires that all instructors be certified teachers. The cost of the tests and initial consultation ranges from $95 to $250, and fees average $35 per hour. The Company estimates that the typical program costs approximately $1,650.

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

  Franchise Operations. As of December 31, 1998, there were a total of 727 Learning Centers in 49 states, six Canadian provinces, Hong Kong and Guam operated by the Company or its franchisees. As of that date, there were 420 franchisees operating 663 Sylvan Learning Centers. During 1998, 60 franchised Learning Centers were opened and seven were closed. In addition, during 1998, 13 franchisee-owned Learning Centers were acquired by the Company.
Approximately 2% of franchisees are currently more than three months in arrears in the payment of franchise royalties, and the Company does not believe that the closing of any or all of the Learning Centers of these franchisees would have a material adverse effect on the Company because the royalties earned from these franchisees represented less than 1% of total franchise royalties earned by the Company in 1998.

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

  The Company believes there is significant potential for additional franchised Learning Centers both domestically and internationally. A number of territories with only one Learning Center could support one or more additional Learning Centers based upon the number of school-age children in the market area. The Company is actively encouraging existing franchisees in these territories to open additional Learning Centers. In addition, management has identified at least 208 territories in North America, primarily in smaller markets, in which there are no Learning Centers. The Company is actively seeking franchisees for a number of these territories. Forty-seven new territories were sold in 1998.

  The Company has sold franchise rights for the operation of Learning Centers in
Hong Kong, China, the United Kingdom and Spain.   In pricing international
franchise rights, the Company takes into account estimates of the number of centers that could be opened in an area.

  The Company's typical franchise agreement (the "License Agreement") grants a license to operate a Sylvan Learning Center and to use Sylvan's trademarks within a specified territory. The franchisee is required to purchase from Sylvan certain diagnostic and instructional materials, student record forms, parental information booklets and explanatory and promotional brochures developed by the Company. Sylvan specifies requirements for other items necessary for operation of a Learning Center, such as computers, instructional materials and furniture. The Company currently offers a License Agreement with an initial term of ten years, subject to unlimited additional ten year extensions at the franchisee's option on the same terms and conditions. The initial license fee ranges from $38,000 to $46,000, depending on factors such as the number of school-age children in the territory. Royalties are either 8% or 9% of gross revenues of the Learning Center, and the royalty rate depends upon the demographics of the territory and is specified in the License Agreement. Advertising spending requirements range from $1,000 to $3,500 per month, or up to 8% of gross revenues, whichever is greater. The License Agreement has been revised periodically, and several franchisees are operating under older agreements with variations from the above terms. Approximately 9% of franchisees operate under older agreements with royalties as low as 6% and without any requirement to contribute to the national advertising fund. The remaining 91% of the franchisees are required to contribute a minimum of 1.5% of gross revenues to the national advertising fund. The fund is administered by the SLC National Advertising Fund, Inc. ("SNAF"). The Franchise Owners Association ("FOA") owns the SNAF. The FOA is an association whose members consist of Sylvan franchise owners. Franchisees must submit monthly financial data to the Company.

  Company-owned Learning Centers. As of December 31, 1998, Sylvan owned and operated 63 Learning Centers: five in Baltimore, seven in Dallas, eight in Houston, six in Los Angeles, five in Orange County, California, nine in the greater Philadelphia area, seven in South Florida, eight in the greater Washington, D.C. area, three in the greater Salt Lake City metropolitan area and five in the greater Minneapolis area. The Company's operation of Learning Centers enables it to test new educational programs, marketing plans and Learning Center management procedures. As of December 31, 1998, eleven of the Company-owned Learning Centers contained Technology Centers for computer-based testing. Company-owned Learning Centers give the Company a local presence in key markets, which has been helpful in marketing the Company's services to school districts utilizing Title I funds and to employers interested in the Sylvan-At-Work and PACE programs (see "Contract Educational Services" on page 7). The Company may consider selected acquisitions of additional Learning Centers now operated by franchisees.

  Schulerhilfe. On October 28, 1998, the Company acquired Schulerhilfe, a major provider of tutoring services in Germany. Schulerhilfe has approximately 177 company-owned centers and approximately 700 franchise locations in Germany, Italy and Austria. Schulerhilfe operates based on a similar business model as the Sylvan Learning Centers, with small class sizes and instruction based on attendance 2 or 3 times per week per student. Competition consists of one other national provider of tutoring services in Germany combined with small, local tutors.


Sylvan Prometric

  The Company conducts its testing business through 2,437 testing centers, 1,202 of which are located in the United States and Canada and the remainder of which are located in 128 foreign countries. These centers are classified as either Sylvan Technology Centers ("STCs") or Authorized Prometric Testing Centers ("APTCs"). STCs are generally located in certain existing Sylvan Learning Center franchisee and Company-owned and operated sites. During 1998, the Company added 456 testing centers, of which 279 were APTCs. The Company believes that it can increase capacity by adding workstations at existing testing centers, as well as by opening new testing centers. Opening a new testing center can take up to 120 days. Computer-based tests, which can be offered during regular school hours and on weekends at STCs, increase the utilization and the public awareness of Sylvan Learning Centers.

  For STCs, Sylvan provides the supporting infrastructure and administration, including computer equipment and software systems in each testing center and where appropriate, registration and scheduling of candidates, downloading of individual tests and training and certification of STC personnel in accordance with procedures established by the sponsoring testing organization. The franchisee provides the space and staffing for the testing center. The Company enters into contracts directly with the testing organization, such as Educational Testing Service, Inc. ("ETS"), under which Sylvan receives a fee based upon the number of tests given. The Company has entered into a separate agreement with each franchisee that operates a testing center, whereby the franchisee receives fees per test that decrease as the volume of the tests delivered increases.

  APTCs must meet certain criteria established by the Company for administering computer-based testing and are required to furnish the space, equipment and personnel needed for their operation and receive compensation for test delivery in various forms including marketing assistance for their core business. APTC's administer computer-based tests principally in the information technology ("IT") industry.

  Principal customers in the IT industry are Microsoft Corporation and Novell, Inc. IT customers sponsor worldwide certification programs for various professionals such as network administrators and engineers, service technicians, instructors, application specialists and developers, and system administrators, operators and engineers. Certification testing for Microsoft and Novell accounted for $52.9 million, or 19%, of Sylvan Prometric's revenues in fiscal 1998.

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

  During 1998, the Company recognized approximately $54.4 million, or 20% of Sylvan Prometric's revenues in fiscal 1998, from all services for ETS. The Company provides testing services through two contracts with ETS to provide services both in North America and internationally. Sylvan initially signed a contract for computer-based test delivery in North America in 1993 with a term expiring in 1999. This North American contract was renegotiated in 1997 and now extends through 2005. The North American contract continues to provide that Sylvan will be ETS's exclusive commercial provider of computer-based testing services in North America, provided Sylvan can provide sufficient capacity to meet candidate testing demand, in accordance with the criteria set forth in the contract. Further, the contract provides that the Company will deliver not less than 50% of ETS's computer-based testing volume (excluding College Board tests) in North America.

  The North American contract also provides that ETS may establish computer-based test sites (subject to the requirement for 50% of the computer-based testing volume being delivered by the Company) at three specific ETS locations, at ETS client specific locations and at test centers located in colleges, universities and similar institutions. At present, the Company administers and delivers ETS examinations at approximately 84 institutional test sites. During 1998, the Company recognized approximately $21.7 million under the North American contract.

  ETS and the Company entered into an international contract for delivery of ETS computer-based tests in 1994. The terms of the contract stipulate that the Company will be compensated for its services through a fee equal to approved costs, plus 10 percent, and the Company recognizes revenue accordingly. The Company also is reimbursed for its cost of capital and any foreign exchange losses. During 1998, the Company recognized revenues of approximately $32.7 million under this contract. In return for the cost plus compensation, the Company is required to establish a network of international computer-based testing sites and to deliver ETS's computer-based tests. The contract provides that the Company shall be the exclusive provider of computerized commercial testing capacity to ETS for all secure testing programs outside North America. ETS may establish its own test sites only where Sylvan fails to provide sufficient capacity as defined by the contract or where the Company's costs of providing the service would be prohibitive. There are no ETS sites for computer-based testing operated internationally. During 1998, the Company expanded international testing for ETS to a total of 116 permanent and 30 temporary sites in 79 countries.

  Under the ETS agreements, the Company offers computer-based versions of ETS' PRAXIS examination, which is used to license beginning teachers, the GRE, which is used by graduate schools to evaluate applicants, and through a contract with the National Council of State Boards of Nursing, a computer-based licensing examination (NCLEX) for registered and practical nurses. In October 1997, Sylvan and ETS converted the GMAT examination to computer-based delivery on a world-wide basis. In July 1998, Sylvan and ETS converted the TOEFL examination to computer-based delivery in the Americas, Europe, Africa, Middle East, Australia and certain Asia-Pacific countries.

  In addition to the tests offered through its partnership with ETS, the Company is one of three entities licensed by the FAA to deliver computer-based versions of various pilot and mechanical licensing tests for general aviation and the sole source provider for certain pre-employment tests. In addition to FAA testing, the Company provides testing services for organizations in many other fields, such as for computer professionals, securities dealers, medical laboratory technicians and military candidates.

  During 1998, the Company won a contract with the Driving Standards Agency
(DSA) of Great Britain to deliver all drivers' license theory tests in the countries of England, Scotland and Wales. The contract has an estimated value of $125 million over a six-year term through August 2004. Currently, more than one million people per year take the theory test for student drivers. Under the contract, Sylvan will operate 158 testing centers at which it will deliver a computer-based version of the drivers' exam. The centers will be located within 20 miles of most testing candidates' homes. Sylvan expects to begin delivering tests through these centers in January 2000.

  The Company, in December 1996, purchased Wall Street Institute International, B.V. and its commonly controlled affiliates (collectively, "WSI"), a European based franchisor and operator of learning centers where English is taught through a combination of computer-based and live instruction. Typically, the instructional programs are approximately nine months to one year in duration. WSI has more than 250 company-owned and franchised centers in operation throughout Europe and Latin America.

   The 1996 acquisition of WSI was an important step in Sylvan's strategy to increase its services to the adult education marketplace and to expand internationally. Sylvan began building a global network for the delivery of computer-based testing services in early 1994 through an exclusive international alliance with ETS. In addition to offering the English language programs, WSI locations will be utilized by Sylvan to administer certain computer-based testing programs throughout Europe and Latin America, and accordingly is considered part of the Company's Sylvan Prometric testing division.

  WSI has 86 centers in Spain (65 franchised and 21 company-owned) with the remainder in France, Germany, Italy, Portugal, Switzerland, Mexico, Chile, and Venezuela. WSI's international expansion was accomplished by selling Master Licensing agreements, with each Master Licensor obtaining franchisees to open centers in their development areas. Sylvan plans to continue this strategy to expand WSI's presence globally, with a focus on the Middle East, Africa and the Pacific Rim region.

  Effective December 1, 1997, the Company purchased Block Testing Services L.P. , Block State Testing Services L.P. and National Assessment Institute, Inc., (collectively "NAI/Block"), commonly-controlled companies engaged in the business of designing, marketing, selling, distributing and administering paper and pencil and computer-based electronic tests for the licensing of individuals. NAI/Block operates 14 regional offices that administer licensing examinations on the state, county and local municipality level for various industries, including but not limited to the construction, cosmetology, real estate and medical industries. These 14 regional offices provide examinations for 44 states, the District of Columbia and the Virgin Islands. On January 1, 1999, the Company entered into an agreement with The Chauncey Group International, Ltd. ("Chauncey") to form Experior Assessments LLC ("Experior"), a joint venture to be engaged in the business of developing and administering state and municipal sponsored licensing and certification programs and other related services. In exchange for a 50% interest in Experior, Sylvan contributed the net assets of NAI/Block, excluding certain working capital balances. Chauncey will contribute the net assets of the Insurance Testing Corp ("ITC") in exchange for its 50% interest in Experior. ITC provides computer-based testing, licensing and continuing education services to state insurance departments.

  On May 6, 1998 the Company acquired all of the outstanding common stock of Aspect International Language Schools, B.V. and subsidiaries ("Aspect"). Aspect is a leading provider of English language training programs for college students from non-English speaking companies. Founded in 1992, Aspect delivers intensive English language programs at 27 schools in five countries.


Sylvan Contract Educational Services

  Title I and state-based programs. The federal government and various state and local governmental agencies allocate funds to local school districts to provide supplemental remedial education to academically and economically disadvantaged students. The main program is the Title I program, administered by the U.S. Department of Education. Federal law now contains minimum student performance standards for each school district receiving Title I funds. The Company believes that because of its proven record of achieving measurable improvement in the reading and mathematics skills of its students nationwide, it is positioned to provide supplemental educational services to school districts receiving Title I and similar state funds. As of December 31, 1998, the Company had contracts to provide supplemental remedial educational services to 139 public schools, including 33 in Los Angeles, 19 in Compton, California, 11 in Detroit, Michigan and 9 in Chicago, Illinois.

    Using Company personnel, Sylvan offers virtually the same educational services to students in schools as is offered at Sylvan Learning Centers. The school designates a classroom to be the Learning Center for the duration of the contract and modifies the classroom to resemble a typical Sylvan Learning Center. Sylvan personnel administer standardized diagnostic tests and, based on the results, prescribe an individualized learning program for each child. Students typically receive two hours of instruction per week, which includes the use of personal computers as in a Sylvan Learning Center. The Company can provide these services to students after school, on Saturdays, during the summer or as a "pullout" program during the regular school day, which is the method currently prescribed by most current contracts. There is a high degree of individual attention, with student to teacher ratios of no more than three to one. The program is designed to include a high degree of parental involvement, and teachers make a special effort to have the parents involved.

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

  PACE. In March 1995, the Company acquired The PACE Group ("PACE"), a provider of educational and training services to large corporations throughout the United States. Services offered by PACE include racial and gender workplace diversity training and skills improvement programs such as writing, advanced reading, listening and public speaking. PACE licenses most of these programs from the individuals who developed them and pays royalties ranging from 5% to 15% of the revenues generated from the programs. These programs are typically offered on-site from one to several days at a time and are conducted by trained instructors employed by PACE, or, in some cases, PACE will train the customer's employees to conduct the programs. Additionally, a corporation may purchase a site license to offer a particular PACE program. PACE currently has 14 sales offices throughout the United States and markets the programs locally through its sales force. PACE customers include Ford Motor Company, IBM, BankOne, General Motors and AT&T.

  The Canter Group. In January 1998, the Company acquired Canter and Associates, Inc. and Canter Educational Productions, Inc. (collectively, "The Canter Group" or "Canter"), a leading provider of training, staff development and graduate courseware for educators. This acquisition will allow Sylvan to provide teachers with advanced degree programs and professional development at a time when the demand for teachers is in excess of supply.


Marketing

  The Company and its franchisees market Sylvan's Learning Center services to parents of school-aged children at all grade levels and academic abilities. Far beyond tutoring, Sylvan Learning Centers' supplemental education utilizes a diagnostic and prescriptive approach to address the specific needs of each and every student. A portion of Sylvan's advertising includes commercials on morning and evening news on the national networks. Sylvan's advertising campaign demonstrates the benefits of its personalized educational services through testimonials of actual parents and Sylvan teachers. It positions Sylvan as the leader in supplemental education and emphasizes Sylvan's high quality curriculum, personalized attention and positive results: better grades and improved self-esteem. Franchisees form local cooperatives to collectively purchase local television and radio advertising and usually supplement their efforts with local newspaper and direct mail. The company also has additional marketing support for specific programs, including Reading, Math, Algebra, Geometry, Study Skills, SAT/ACT College Prep, and Writing.

  The Company is actively involved in marketing computer-based testing services to national and international academic testing organizations, such as ETS, and licensing and professional certification organizations. The Company's network of testing centers, centralized registration capability and computer-based testing experience offers important competitive advantages. The Company markets its school-based educational services to several public school systems and state education departments. This marketing effort has been expanded to seek contracts for both public and non-public schools, where both are administered by the local public school district. WSI markets its English language instruction services through the use of national television and radio advertising programs in Spain as well as through locally-placed advertising by its franchisees and company-owned centers in various countries.

  Marketing efforts for the PACE programs are focused on large corporations seeking to outsource their training and educational programs, through PACE's 14 sales offices throughout the United States. PACE's strategy is to offer solutions to the customer's training needs rather than marketing specific products.

  Marketing efforts for Aspect are focused mainly through sales agents worldwide, primarily through direct response advertising brochures.


Competition

  The Company is aware of only three direct national corporate competitors in its Sylvan Learning Centers segment: Huntington Learning Centers, Inc., Kumon Educational Institute and Kaplan Educational Centers. The Company believes these competitors operate fewer centers than Sylvan and that these firms concentrate their services within a smaller geographic area. In most areas served by Sylvan Learning Centers, the primary competition is from individual tutors. State and local education agencies also fund tutoring by individuals, which competes with the Company's Sylvan Learning Centers segment.

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

  Sylvan Prometric also has a small number of direct competitors. These competitors include organizations that have opened centers to offer specific computer-based tests under contracts with the administrators of those tests, including National Computer System's Virtual University Enterprises division and Harcourt General, which offers computer-based testing at approximately 180 sites. The language training market is highly fragmented with numerous public and private sector operators. These include Berlitz/ELS, E.F. (a Swedish company) and Opening (a Spanish company). Berlitz is the largest of these companies in this market segment, with annual revenues of approximately $220 million.


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


Trademarks

  The Company has a federal trademark registration for the words "Sylvan Learning Center" and distinctive logo (a reading child), a federal service mark registration for the words "Sylvan Prometric", and various other trademarks and service marks and has applications pending for a number of other distinctive phrases. The Company also has obtained foreign registrations of a number of the same trademarks. The Company's License Agreement grants the franchisee the right to use the Company's trademarks in connection with operation of the franchisee's Learning Center. Additionally, the Company has a federal trademark registration for the words "Wall Street Institute" and distinctive logo (Statue of Liberty), as well as foreign trademark registrations and pending applications for the WSI trademark and logo.


Employees

  As of December 31, 1998, the Company had approximately 6,300 employees, 3,800 of whom were classified as full-time and 2,500 of whom were classified as part-time. Most of the Company's part-time employees are teachers in school-based programs, Company-owned Learning Centers and Schulerhilfe centers. None of the Company's employees are represented by a union and the Company considers its relationship with its employees to be good.


Effect of Environmental Laws

  The Company is in compliance with all environmental laws. Future compliance with environmental laws is not expected to have a material effect on the business.


Item 2. Properties

  The Company leases most of its facilities, consisting principally of administrative office space and Learning Centers and testing sites. The Company leases three facilities in Baltimore, Maryland for its administrative offices. In addition, the Company leases: a facility in Minneapolis, Minnesota for general office space and a registration center; space in Woodlawn, Maryland for a registration center; and, space in Baltimore, Maryland for a Logistics Center. The Company also leases: space for the 63 Company-owned Learning Centers in Maryland, Texas, California, Pennsylvania, Delaware, New Jersey, Florida, Minnesota, Virginia and Utah; the Company also leases space for 53 international testing sites; and, 177 Schulerhilfe centers in Germany. In addition, the Company's Aspect subsidiary owns 5 buildings in the United Kingdom.


Item 3.   Legal Proceedings

  The Company is the defendant in a legal proceeding pending in the United States District Court for the Northern District of Iowa, Civil Action No. C96-334MJM, filed on November 18, 1996 by ACT, Inc., an Iowa nonprofit corporation formerly known as American College Testing Program, Inc. ("ACT"). ACT's claim arises out of the Company's acquisition of rights to administer testing services for the National Association of Securities Dealers, Inc. ("NASD"). ACT has asserted that the Company tortuously interfered with ACT's relations, contractual and quasi-contractual, with the NASD, that the Company caused ACT to suffer the loss of its advantageous economic prospects with the NASD and other ACT clients and that the Company has monopolized and attempted to monopolize the computer-based testing services market. ACT has claimed unspecified amounts of compensatory, treble and punitive damages, as well as injunctive relief. If ACT were awarded significant compensatory or punitive damages, it could materially adversely affect the Company's results of operations and financial condition. Additionally, if ACT were granted significant injunctive relief, the Company may be required to dispose of, limit expansion or curtail existing operations of its Sylvan Prometric division, which, in turn, would materially adversely affect the Company's results of operations, financial condition and prospects for growth. In February 1998, the Court ruled that ACT may proceed only on three of its five antitrust theories and otherwise narrowed the scope of ACT's antitrust claims. In March 1998, the Court denied the Company's motion to dismiss ACT's state law claims. Formal discovery commenced in 1998 with document production and is expected to continue at least through the summer of 1999 with depositions. The Company believes that all of ACT's claims are without merit but is unable to predict the outcome of the ACT litigation at this time.

  At this time the Company is not a party, either as plaintiff or defendant, in any other material litigation.

Item 4.  Submission of matters to a vote of security holders

  No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1998.


                                 PART II.
                                 --------


Item 5.  Market for Registrants's Common
         Equity and Related Stockholder Matters

     The Company's Common Stock is traded on the NASDAQ National Market. The Company's trading symbol is SLVN. The high and low trade prices for 1997 and 1998 for the Company's common stock are set out in the following table. These prices are as reported by NASDAQ, and reflect inter-dealer price quotations, without retail mark-up, mark down or commission and may not necessarily represent actual transactions. All amounts reported in the 1998 Annual Report on Form 10-K and in the 1998 audited financial statements have been retroactively restated to reflect the effects of a 3 for 2 stock split which occurred in May 1998.

1997              High    Low
---------------  ------  ------

  1st Quarter    $25.17  $16.17
  2nd Quarter    $24.92  $15.92
  3rd Quarter    $29.67  $21.83
  4th Quarter    $30.83  $25.33


     1998        High    Low
---------------  ------  ------

  1st Quarter    $32.33  $21.67
  2nd Quarter    $35.00  $28.00
  3rd Quarter    $36.88  $19.88
  4th Quarter    $32.25  $17.13


  No dividends were declared on the Company's Common Stock during the years ended December 31, 1997 and 1998, and the Company does not anticipate paying dividends in the future.

  The number of registered shareholders of record as of March 15, 1999 was 435.

  During the year ended December 31, 1998, the Company issued 123,973 shares of its common stock that were not registered under the Securities Act of 1933. On November 10, 1998 the Company issued 123,973 shares to Embassy & Company pursuant to the acquisition of ZGS Zentrale Gelsenkirchener SCHULERHILFE J. Gratze + M. Mohr GbR mbH ("Schulerhilfe Partnership") and all of the outstanding common stock of SCHULERHILFE Gesellschaft fur Nachhilfeunterricht mbH ("Schulerhilfe Corporation").


Item 6.    Selected Consolidated Financial Data

  The selected financial data for the years ended December 31, 1994, 1995, 1996, 1997 and 1998 have been derived from Sylvan's financial statements which have been audited by Ernst & Young LLP. The financial data should be read in conjunction with the historical Consolidated Financial Statements and Notes thereto.

  The Company consummated significant purchase business combinations in each of the four years in the period ended December 31, 1998. These business combinations affect the comparability of the amounts presented, and the following data should be read in conjunction with Note 3 to the Consolidated Financial Statements.

                      Selected Consolidated Financial Data


                                                       Year Ended   Year Ended    Year Ended     Year Ended    Year Ended
                                                      December 31, December 31,  December 31,   December 31,    December 31,
                                                          1994       1995 (1)       1996 (2)      1997 (3)     1998 (4) (5)
                                                      -----------   ----------   ------------   ------------   ------------
                                                                      (in thousands, except per share data)
Statements of Operations Data:
 Revenues............................................ $    94,205   $  139,286   $    219,973   $    301,011   $    440,330

 Cost and expenses:
  Direct costs (6)...................................      85,037      124,146        187,819        263,523        359,613
  General and administrative expense (6).............       4,998        6,205          8,049         19,693         15,530
  Transaction costs related to pooling-of-interests..                        -              -              -          5,000
  Restructuring and asset impairment charges.........           -        3,316              -          4,000          3,730
                                                      -----------   ----------   ------------   ------------   ------------
   Total costs and expenses..........................      90,035      133,667        195,868        287,216        383,873
                                                      -----------   ----------   ------------   ------------   ------------

 Operating income....................................       4,170        5,619         24,105         13,795         56,457
 Non-operating income................................         277        1,402          2,108         31,330          1,777
 Interest income, net................................        (313)      (2,623)        (1,320)          (801)          (943)
                                                      -----------   ----------   ------------   ------------   ------------

 Income before income taxes..........................       4,134        4,398         24,893         44,324         57,291
 Income taxes........................................        (187)        (356)        (9,139)       (16,420)       (21,582)
                                                      -----------   ----------   ------------   ------------   ------------
  Net income                                          $     3,947   $    4,042   $     15,754   $     27,904   $     35,709
                                                      ===========   ==========   ============   ============   ============

 Earnings per common share, diluted (7):  .......     $      0.15   $     0.15   $       0.40   $        0.62  $       0.70
                                                      ===========   ==========   ============   ============   ============

 Diluted shares (7)                                        26,512       27,701         38,963         44,890         51,286
                                                      ===========   ==========   ============   ============   ============

Balance Sheet Data (at period end):
 Cash and cash equivalents......................      $     7,118   $    6,652   $     18,720   $     29,818   $     33,170
 Available-for-sale securities..................            2,357       30,735         16,474         82,951          6,166
 Net working capital............................           12,999       39,044         28,836        112,874         15,100
 Intangible assets and deferred contract costs..            8,104       83,289        123,461        193,192        293,710
 Total assets...................................           62,679       19,238        278,078        496,779        659,796
 Long-term debt, including current portion......           12,093       12,272         39,621         74,744         67,611
 Stockholders' equity...........................           34,294      139,131        182,768        340,460        488,833


(1) Effective September 30, 1995, Sylvan acquired Drake Prometric, L.P. ("Drake"), a leading provider of computer-based certification, licensure and assessment testing. The transaction was accounted for using the purchase method of accounting, and Sylvan's results of operations from October 1, 1995 include the operations of Drake.

(2) Effective December 1, 1996, Sylvan acquired Wall Street International, B.V., and its commonly controlled affiliates (collectively "Wall Street"), a European-based franchisor and operator of learning centers that teach the English language. This transaction was accounted for using the purchase method of accounting and Sylvan's results of operations from December 1, 1996 include the operations of Wall Street.

(3) Effective December 1, 1997, the Company purchased the assets and liabilities of Block Testing Services L.P. and Block State Testing Services L.P. and also acquired all of the outstanding common stock of National Assessment Institute, Inc., (collectively, "NAI/Block"), commonly controlled companies engaged in the business of designing, marketing, selling, distributing and administering paper and pencil tests for the licensing of individuals. The acquisition, which was paid for by issuing 642,901 shares of common stock valued at $24.6 million in January 1998, was accounted for using the purchase method of accounting, and Sylvan's results of operations from December 1, 1997 include the operations of NAI/Block.

(4) On January 1, 1998, the Company acquired all of the outstanding capital stock of Canter for $25 million plus additional consideration if Canter achieves certain EBITDA targets. The acquisition was accounted for as a purchase, and Sylvan's results of operations from January 1, 1998 include the operations of Canter.

    Effective October 28, 1998, the Company acquired all the operating assets and liabilities of ZGS Zentrale Gelsenkirchener SCHULERHILFE J. Gratze + M. Mohr GbR mbH ("Schulerhilfe Partnership") and all of the outstanding common stock of SCHULERHILFE Gesellschaft fur Nachhilfeunterricht mbH ("Schulerhilfe Corporation," and collectively with Schulerhilfe Partnership, "Schulerhilfe"), in exchange for an initial purchase price of $16.5 million in cash and 123,973 shares of restricted common stock valued at $2.5 million. The results of operations of Schulerhilfe for the period from October 28, 1998 through December 31, 1998 are included in Sylvan's 1998 results of operations.

(5) Includes certain non-recurring expenses related to the merger with Aspect. These expenses include $5.0 million of transaction-related costs, such as legal, accounting and advisory fees, $1.2 million of compensation to former shareholders of Aspect, who are no longer with the Company and were not replaced and $3.7 million of costs, classified in the financial statements as restructuring costs that relate to the integration of Aspect with Sylvan. The net effect of the above items was a decrease in pre-tax income of $9.9 million and net income of $8.9 million, or $0.17 per diluted share.

(6) The Company has reclassified certain operating expenses previously included in general and administrative expense to direct costs. This change has been reflected for all periods presented.

(7) All share and per share data have been restated to reflect a 3-for-2 stock dividend paid on November 7, 1996 and a 3-for-2 stock dividend paid on May 22, 1998.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

 All statements contained herein that are not historical facts, including but not limited to, statements regarding the anticipated impact of uncollectible accounts receivable on future liquidity, expenditures to develop licensing and certification tests under existing contracts, the Company's contingent payment obligations relating to the Schulerhilfe and Canter acquisitions, future capital requirements, potential acquisitions, the failure to remediate or the cost of remediating Year 2000 Issues and the Company's future development plans are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: Changes in the financial resources of the Company's clients; timing and extent of testing clients conversions to computer-based testing; amount of revenues earned by the Company's tutorial and teacher training operations; the availability of sufficient capital to finance the Company's business plan on terms satisfactory to the Company; the failure to remediate or the cost of remediating Year 2000 Issues; general business and economic conditions; and other risk factors described in the Company's reports filed from time to time with the Commission. The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

 Overview

    The Company generates revenues from three business segments: Sylvan Learning Centers, which primarily consist of franchise royalties, franchise sales fees and Company-owned Learning Center revenues; Sylvan Contract Educational Services, which consists of revenues attributable to providing supplemental remedial education services to public and non-public schools and major corporations as well as providing teacher training services; and Sylvan Prometric, which consists of computer-based testing fees paid to the Company and the operations of WSI and Aspect. The following selected segment data is derived from the Company's audited consolidated financial statements.

                                                   Year Ended December 31,
                                          ----------------------------------------
                                               1996         1997          1998
                                          ------------  ------------  ------------
Operating revenue:
  Sylvan Learning Centers...............   $ 38,898      $ 46,629       $ 64,754
  Sylvan Contract Educational Services..     58,186        66,582        100,519
  Sylvan Prometric......................    122,889       187,800        275,057
                                           --------      --------       --------
      Total revenue.....................   $219,973      $301,011       $440,330
                                           ========      ========       ========
 Direct costs:
  Sylvan Learning Centers...............   $ 27,442      $ 39,186       $ 45,415
  Sylvan Contract Educational Services..     53,459        56,352         85,870
  Sylvan Prometric......................    106,918       167,985        228,328
                                           --------      --------       --------
      Total direct costs................   $187,819      $263,523       $359,613
                                           ========      ========       ========


 Results of Operations

 Comparison of results for the year ended December 31, 1998 to the year ended December 31, 1997.

   Revenues. Total revenues increased by $139.3 million, or 46%, to $440.3 million for the year ended December 31, 1998, compared to the same period in 1997. This increase resulted from higher revenues in all business segments Sylvan Learning Centers, Sylvan Contract Educational Services and Sylvan Prometric.

   Sylvan Learning Centers revenue consists primarily of Learning Services royalties, franchise sales fees and revenue from Company-owned Centers. Learning Centers revenue increased by $18.1 million, or 39%, for the year ended December 31, 1998, compared to the same period in 1997. Overall, franchise royalties increased by $2.5 million or 19% for the year ended December 31, 1998, despite the acquisition of 13 franchised Centers during 1998. Excluding the effect of the Center acquisitions, franchise royalties increased 24% in 1998. The increase in royalties was due to a net increase of 60 new Centers opened during 1998, combined with same center revenue increases of 18% for the year ended December 31, 1998.

   Franchise sales fees increased by $1.2 million, or 27%, to $5.8 million for the year ended December 31, 1998, compared to the same period in 1997. The increase in sales is principally due to international sales increasing by $0.5 million compared to 1997. Domestic territory and area development sales increased by $0.7 million in 1998.

   Revenues from Company-owned Learning Centers increased by $9.3 million, or 37%, to $34.4 million during 1998. The acquisition of 13 centers in 1998 resulted in $8.2 million of additional revenue in 1998. On a full year basis, same center revenues increased by $3.5 million, or 16%, in 1998 compared to revenues in 1997.

   On October 28, 1998, the Company acquired a major German tutoring company known as Schulerhilfe. The business has over 700 franchised centers and 178 Company-owned locations. This purchase resulted in an additional $2.4 million in revenue in 1998. The remaining revenue increase in 1998 of $2.7 million is principally due to increased product sales.

     Sylvan Contract Educational Services revenue increased by $33.9 million, or 51%, to $100.5 million for the year ended December 31, 1998. Canter, acquired in January 1998, contributed $24.8 million of the increase. Public and nonpublic school contracts contributed $11.1 million of the increase, while PACE services revenue decreased by $2.0 million.

   The $11.1 million increase in revenue from public and nonpublic schools for the year ended December 31, 1998 is the result of $17.4 million in revenue from new contracts, offset by a decrease of $3.7 million in revenue from contracts in existing districts lost or reduced due to local district budget constraints. This segment's revenue also declined by $2.6 million as a result of the disposition in late 1997 of an unrelated business assumed upon the acquisition of Educational Inroads.

   Sylvan Prometric revenue increased by $87.3 million, or 46%, to $275.1 million during the year ended December 31, 1998, compared to the same period in 1997. The increase in testing services revenues resulted mainly from volume increases in Information Technology (IT) ($26.8 million), Academic admissions ($6.0 million) and Professional certification testing ($3.6 million), the full year impact of the December 1997 NAI/Block acquisition ($11.6 million), and increased revenue from English language instruction businesses ($23.4 million). Increases in testing volumes resulted primarily from increased testing volumes with Microsoft and certain other IT clients, and increased services under Educational Testing Service (ETS) contracts, which included the cost-plus international contract for delivery of the GRE, GMAT, and TOEFL examinations ($15.9 million).

   Cost and Expenses. Total direct costs increased 36%, from $263.5 million in 1997 to $359.6 million in 1998, but decreased as a percentage of total revenues from 88% in 1997 to 82% in 1998. However, both periods presented contain certain non-recurring costs, as further discussed below. Excluding these non-recurring costs, total direct costs decreased as a percentage of total revenues from 82% in 1997 to 81% in 1998.

   Sylvan Learning Centers expenses increased $6.2 million to $45.4 million or 70% of Learning Centers revenue in 1998 compared to $39.2 million, or 84% of Learning Centers revenue in 1997. Included in Sylvan Learning Centers expenses for the 1997 period is a non-recurring $5.0 million contribution of the Company's Common Stock to a corporation whose sole purpose is to develop and fund advertising programs for Sylvan Learning Centers. Excluding this contribution, Sylvan Learning Centers expenses as a percentage of revenue would have been 73% in 1997. Approximately $9.8 million of the increase in recurring expenses was due to direct costs associated with higher revenues at existing centers and the acquisition of 13 franchised learning centers in 1998. As a percentage of revenues, expenses for Company-owned centers decreased from 85% in 1997 to 84% in 1998. The Company's fourth quarter 1998 acquisition of Schulerhilfe accounted for $2.0 million of increased expenses.

     Sylvan Contract Educational Services expenses increased by $29.5 million to $85.9 million, or 85% of Sylvan Contract Educational Services revenue during the year ended December 31, 1998, compared to $56.4 million or 85% of Sylvan Contract Educational Services revenue during the year ended December 31, 1997.

   Sylvan Prometric expenses for the year ended December 31, 1998 increased by $60.3 million to $228.3 million, or 83% of total Sylvan Prometric revenue, compared to $168.0 million, or 89% of total Sylvan Prometric revenue for the year ended December 31, 1997. The 1998 period included $1.2 million of compensation to the former owners of Aspect, who are no longer with the Company and have not been replaced. During the second quarter of 1997, Sylvan Prometric expenses included contributions of $10.0 million to a nonprofit corporation whose sole purpose is to fund promotional and channel support programs for the Sylvan Prometric distribution channel. The 1997 period included $2.2 million in non-recurring charges related to the Aspect merger. Excluding these non-recurring expenditures, expenses as a percentage of total Sylvan Prometric revenue remained constant at 83% in both years. Lower delivery costs per computer-based test as a result of increased volumes and efficiencies in the 1998 period were offset by certain favorable volume-based pricing adjustments in 1997 and higher expenses as a percentage of revenue in the English language business in 1998 as a result of the 1997 period containing a higher level of franchise sales.

   General and administrative expenses decreased by $4.2 million to $15.5 million during 1998, and decreased as a percentage of revenues from 7% to 4%. Included in 1997 general and administrative expenses were non-recurring expenses related to a contribution of the Company's common stock valued at $6.5 million to Sylvan Learning Foundation, Inc., a nonprofit foundation formed to promote various educational pursuits, and a $3.2 million contribution to International Education Forum, Inc., a not-for-profit foundation formed to provide exchange programs for international students in the United States. Excluding these non-recurring expenses, general and administrative expenses increased from 3.3% of total revenues for 1997 to 3.5% of total revenues for 1998.

   During the year ended December 31, 1998, Sylvan incurred $5.0 million of non-recurring transaction-related costs relating to the pooling-of-interests with Aspect. The transaction costs consist principally of legal, accounting and advisory fees.

   In connection with the acquisition of Aspect in 1998, the Company recorded a $3.7 million restructuring charge associated with the merger and integration of the combined operations. These charges consist primarily of contract cancellation costs of $2.6 million, severance and other employee related costs of $0.4 million, and liabilities of $0.7 million incurred to discontinue certain foreign exchange programs of Aspect. The contract cancellation costs are payments made to repurchase master franchise rights under which Sylvan is in default of contractual non-competition provisions as a result of the acquisition of Aspect. Through December 31, 1998, $1.1 million of contract cancellation costs and $0.7 million of other restructuring charges have been paid, with the remainder expected to be paid during 1999. The net effect of the $3.7 million restructuring charge, the $1.2 million in compensation paid to former owners and the $5.0 million of transaction-related costs was a decrease in pre-tax income of $9.9 million and net income of $8.9 million, or $0.17 per diluted share for the year ended December 31, 1998.

   Non-Operating Income. Non-operating income, consisting of investment and other income and equity in net losses of investees accounted for under the equity method, decreased from $31.3 million in 1997 to $1.8 million in 1998. The decrease is principally attributable to a $28.5 million net termination fee from the breakup of the NEC acquisition recorded in 1997, and an increase in the allocable losses of Caliber of $1.5 million in 1998.

     The Company's effective tax rate has increased from 37% in 1997 to 38% in 1998 due primarily to $5.0 million of transaction costs related to the acquisition of Aspect for which there is no allowable income tax deduction.

 Comparison of results for the year ended December 31, 1997 to the year ended December 31, 1996.

   Revenues. Total revenues increased by $81.0 million, or 37%, to $301.0 million for the year ended December 31, 1997, compared to the same period in 1996. This increase resulted from higher revenues in all business segments Sylvan Learning Centers, Sylvan Contract Educational Services and Sylvan Prometric.

   Sylvan Learning Centers revenues increased by $7.7 million, or 20%, to $46.6 million for 1997. Franchise royalties increased $1.9 million or 20%, for 1997. This increase in franchise royalties was due to an overall 10% increase in revenues at existing Learning Centers open for more than one year combined with a net increase of 60 new Learning Centers opened in 1997.

   Franchise sales fees increased by $1.3 million, or 41%, to $4.5 million for the year ended December 31, 1997, compared to the same period in 1996. During 1997, there were six area development agreements sold for $2.9 million and 42 franchise Learning Center licenses sold, compared to four area development agreements sold for $1.7 million and 38 franchise Center licenses sold during 1996. Product sales decreased by $190,000, or 5%, to $3.7 million for 1997.

   Revenues from Company-owned Learning Centers increased by $4.4 million, or 21%, to $25.0 million during 1997, primarily as a result of student enrollment increases for Centers operating over 12 months as of December 31, 1997 and, to a lesser extent, the Company's acquisition in 1997 of thirteen Learning Centers from five franchisees.

   Sylvan Contract Educational Services revenue increased by $8.4 million, or 14%, to $66.6 million for the year ended December 31, 1997. Revenue from public and non-public contracts increased by $2.2 million for the year ended December 31, 1997, primarily the result of contracts with new school districts. Revenue from PACE contracts accounted for $6.2 million of the increase for 1997. The PACE increase resulted primarily from contracts with new customers.

   Revenue from new public and non-public contracts obtained after December 31, 1996 contributed $5.3 million to revenue for 1997. Revenue from existing public and non-public contracts obtained before December 31, 1996 decreased by $3.1 million in 1997, primarily related to reduced funding in certain school districts and certain contracts expiring in 1997.

   Sylvan Prometric revenue increased by $64.9 million, or 53%, to $187.8 million during the year ended December 31, 1997, compared to the year ended December 31, 1996. The increase in testing services revenues resulted mainly from increased services under Educational Testing Service (ETS) contracts, which included the cost-plus international contract, GRE, GMAT, and TOEFL, and certain volume-based pricing adjustments, testing in the information technology and professional licensure businesses. WSI, acquired in December 1996, contributed $19.0 million of the revenue increase. Revenues for Aspect increased by $16.5 million, or 46%, as a result of volume growth.

   Cost and Expenses. Total direct costs increased 40%, from $187.8 million in 1996 to $263.5 million in 1997 and increased as a percentage of total revenues from 85% in 1996 to 88% in 1997 primarily as a result of non-recurring expenses of $15.0 million being included in direct costs in 1997, as discussed below. Total direct costs in 1997 also include $2.2 million of non-recurring expenses related to Aspect. Excluding the non-recurring expenses, total direct costs as a percentage of total revenues would be 82% for the year ended December 31, 1997.

   Sylvan Learning Centers expense increased 43% from $27.4 million in 1996 to $39.2 million in 1997 and increased as a percentage of revenue from 71% in 1996 to 84% in 1997. Included in Sylvan Learning Centers expense for the 1997 period is advertising expense related to a non-recurring $5.0 million contribution of the Company's common stock to a non-profit corporation whose sole purpose is to develop and fund advertising programs for the Sylvan Learning Centers. Excluding the non-recurring contribution, 1997 expense was 73% of revenues. Franchise services expense increased by $8.4 million, to $18.0 million or 83% of franchise related revenues for the year ended December 31, 1997, compared to $9.6 million, or 53% of franchise related revenues for the year ended December 31, 1996. The lower margin in franchise services was primarily due to the non-recurring expense discussed above, as well as to costs incurred for development of new financing and after-school programs and additional management staff for the Sylvan Learning Centers division.

   Company-owned Learning Center expense increased by $3.4 million, to $21.2 million or 85% of Company-owned Learning Center services revenue for the year ended December 31, 1997, compared to $17.8 million, or 86% of Company-owned Learning Center services revenues for the year ended December 31, 1996. The increase resulted from $1.1 million of expenses associated with 13 acquired Learning Centers, and increases in advertising, labor and general overhead associated with increased Center enrollment. Expenses for Centers operating over 12 months as of December 31, 1997 accounted for $2.3 million of the increase for 1997.

   Sylvan Contract Educational Services expense increased by $2.9 million to $56.4 million, or 85% of Sylvan Contract Educational Services revenues during 1997, compared to $53.5 million, or 92% of contract educational services revenues during 1996. Operating expenses for public and non-public schools decreased $1.1 million, while operating expenses for PACE increased by $3.5 million for the year ended December 31, 1997. The decrease in Sylvan Contract Educational Services expense as a percentage of revenue for 1997 versus 1996 is the result of increased profit margins for PACE and public and non-public services in 1997, as well a higher mix of revenue from PACE contracts which generate a higher profit margin than public and non-public services. In March 1998, the additional contingent consideration payable to the former shareholders of PACE resulting from the purchase of PACE in 1995 was determined to be $25.8 million, which was recorded as additional goodwill and is being amortized over the estimated remaining useful life of 22 years. This amount increased the amount of amortization associated with the Sylvan Contract Educational Services segment by $1.2 million in 1998.

   Sylvan Prometric expenses for the year ended December 31, 1997 increased by $61.1 million to $168.0 million, or 89% of total Sylvan Prometric revenue, compared to $106.9 million, or 87% of total Sylvan Prometric revenue for the year ended December 31, 1996. The increase in Sylvan Prometric expense as a percentage of Sylvan Prometric revenues was predominantly a result of a non-recurring marketing expense of $10.0 million related to a contribution to IT Training Marketing Company, a nonprofit corporation whose sole purpose is to fund promotional and channel support programs for the Sylvan Prometric distribution channel. The 1996 expense includes $2.4 million of non-recurring charges related to the Drake acquisition, incurred during the first and second quarter of 1996. Excluding these effects, expenses as a percentage of total testing revenue for 1996 and 1997 were 85% and 84%, respectively. This decrease in recurring expenses as a percentage of Sylvan Prometric revenue was primarily due to the fixed expenses of the division being spread over a higher revenue base as well as the effects of a full year of results of WSI, at higher incremental margins, being included in 1997 compared to only one month for the 1996 period.

   General and administrative expenses increased by $11.6 million to $19.7 million during 1997 and increased as a percentage of revenues from 4% to 7%. Included in general and administrative expenses is a non-recurring expense of $9.7 million related to a contribution of the Company's common stock valued at $6.5 million to Sylvan Learning Foundation, Inc., a nonprofit foundation formed to promote various educational pursuits and a $3.2 million contribution to International Forum, Inc., a not-for-profit foundation formed to provide exchange programs for international students in the United States. Excluding these non-recurring expenses, general and administrative expenses were 3.7% of total revenues for 1996 and 3.3% of total revenues for 1997.

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

   In May 1997, the Company determined that certain assets of Sylvan Prometric were impaired as a result of certain strategic changes that were made as a result of pursuing the NEC acquisition. During and after the acquisition negotiations with NEC, the Company developed certain plans that resulted in required changes in both software systems and hardware currently utilized in Sylvan Prometric's network of centers. The plans continued to be valid for the Company even after the NEC acquisition was terminated. The impaired assets, consisting of computer equipment and software, were impaired as a result of changes in the technical requirements and specifications of certain computer hardware and software. The amount of the impairment loss was determined by evaluating the likely sales proceeds from the disposition of the assets compared to their book value. The Company determined that it was unlikely that the net cash proceeds from the sale of any assets would be significant, and therefore recorded an impairment loss equal to the net book value of the assets of $4.0 million. During 1998, these assets were disposed of for no significant consideration.

   Investment and other income increased by $3.1 million to $4.8 million during 1997, primarily due to the $2.0 million non-cash dividend income received from the Company's investment in JLC Holdings, Inc. and the higher cash and investment balances resulting from the NEC termination fee and the proceeds received from the sale of the Company's common stock during 1997. The Company's interest expense decreased by $0.5 million due to the repayment of all outstanding Educational Inroads debt in the second quarter of 1997.

   The Company reported losses of $2.0 million in 1997 from its investment in affiliates, consisting primarily of $1.4 million attributable to Caliber Learning Network, Inc., in which the Company has an equity investment. The Company and MCI Communications Corp. organized Caliber in November of 1996.

 The Company's effective tax rate remained constant at 37% in 1996 and 1997.

Future Assessment of Recoverability and Impairment of Goodwill

   In connection with its various acquisitions, the Company recorded goodwill, which is being amortized on a straight-line basis over periods of 10 to 25 years, its estimated periods that the Company will be benefited by such goodwill. At December 31, 1998, the unamortized goodwill was $275.8 million (which represented 42% of total assets and 56% of stockholders' equity). Goodwill arises when an acquirer pays more for a business than the fair value of the tangible and separately measurable intangible net assets. For financial reporting purposes, goodwill and all other intangible assets are amortized over the estimated period benefited. The Company has determined the life for amortizing goodwill based upon several factors, the most significant of which are the relative size, historical financial viability and growth trends of the acquired companies and the relative lengths of time such companies have been in existence.

   Management of the Company periodically reviews the Company's carrying value and recoverability of unamortized goodwill. If the facts and circumstances suggest that the goodwill may be impaired, the carrying value of such goodwill will be adjusted which will result in an immediate charge against income during the period of the adjustment and/or the length of the remaining amortization period may be shortened, which will result in an increase in the amount of goodwill amortization during the period of adjustment and each period thereafter until fully amortized. Once adjusted, there can be no assurance that there will not be further adjustments for impairment and recoverability in future periods. Of the various factors to be considered by management of the Company in determining whether goodwill is impaired, the most significant will be (i) losses from operations,
 (ii) loss of customers, and (iii) industry developments, including the Company's inability to maintain its market share, development of competitive products or services, and imposition of additional regulatory requirements.

 Liquidity and Capital Resources

   The Company in 1998 generated $58.1 million of cash flow from operations, a decrease of $1.1 million as compared to 1997. This decrease is attributable to an increase in net income excluding non-cash charges (principally depreciation and amortization) of $9.5 million, offset by a net additional investment in operating assets (principally accounts and notes receivable) of 10.6 million.

   The Company's investment in working capital continues to reduce net cash flow from operations, particularly as a result of the growth in accounts and notes receivable. The $18.5 million increase in accounts and notes receivable is principally the result of a 47% increase in revenue during 1998. Of the $18.5 million cash flow reduction attributable to an increase in accounts and notes receivable, approximately $8.4 million relates to Sylvan's expanding testing contracts, with the remainder of the increase related to the Company's other operating segments. The increase in amounts due from expanding testing contracts resulted from higher domestic testing volumes and a significant increase in billings under the international contract with ETS to establish overseas testing capacity. ETS typically makes monthly payments for domestic activity and quarterly payments for international services. Notes receivable for new area development agreements accounted for $5.0 million of the increase in 1998. Notes receivable from tuition financing activities increased by $5.4 million. Sylvan believes that uncollectible accounts receivable will not have a significant effect on future liquidity, as a significant portion of its accounts receivable are due from enterprises with substantial financial resources, such as ETS and governmental units.

    The Company's investing activities include the net sale of $77.1 million in available-for-sale securities. The proceeds were used in part to fund the acquisitions of Canter and Schulerhilfe and to settle a portion of the contingent consideration that was payable to the former shareholders of PACE. The remaining securities are readily marketable and available for use in current operations. The Company also made $11.6 million of additional investments in or loans to affiliates accounted for using the equity method, consisting primarily of additional investments in Caliber Learning Network, Inc.

   Effective January 1, 1998, the Company acquired all of the outstanding stock of Canter & Associates, Inc. and Canter Educational Productions, Inc. (collectively, "Canter"), commonly controlled companies engaged in the business of providing materials and training programs for educators, for an initial purchase price of $25.0 million in cash.

   Effective October 28, 1998, the Company acquired all the operating assets and liabilities of ZGS Zentrale Gelsenkirchener SCHULERHILFE J. Gratze + M. Mohr GbR mbH ("Schulerhilfe Partnership") and all of the outstanding common stock of SCHULERHILFE Gesellschaft fur Nachhilfeunterricht mbH ("Schulerhilfe Corporation," and collectively with Schulerhilfe Partnership, "Schulerhilfe"), in exchange for an initial purchase price of $16.5 million in cash and 123,973 shares of restricted common stock valued at $2.5 million.

   Sylvan continues to incur expenditures for additions to property and equipment, which totaled $58.3 million in 1998. These additions consist primarily of furniture and equipment for general business expansion, including expenditures for the headquarters facility, new public school-based programs' classrooms, and equipment needed for overseas testing centers operated by Sylvan. Under the international testing contract with ETS, Sylvan is reimbursed for overseas equipment expenditures as the equipment is depreciated. This reimbursement includes a financing charge over the reimbursement period.

   The Company has entered into a long-term revolving credit facility with a group of banks, (hereinafter the "credit facility") that provides an unsecured revolving line of credit. The credit facility allows the Company to borrow a maximum of $100.0 million through the expiration date of December 31, 2003. The credit facility bears interest at either the prime rate, the federal funds rate plus 0.5%, or rates based on the Eurodollar rate plus a contractual margin. The credit facility had outstanding prime rate borrowings of $8.0 million at December 31, 1998, bearing interest at 7.75%. Effective January 7, 1999, the borrowings began to bear interest at 6.06%, based on the Eurodollar rate.

   During 1998, the Company received $6.4 million of cash as a result of the exercise of stock options and warrants to purchase 653,652 shares of common stock.

    Sylvan believes that its capital resources will be sufficient over the next 12 to 24 months to fund expected expansion of its existing business, including working capital needs and expected investments in property and equipment.

   Sylvan continues to review other companies in the education or computer-based testing industries for potential acquisitions. Additional capital resources may be necessary to acquire and thereafter operate additional businesses.

   The Company has entered into an agreement providing an exclusive option to acquire 54 percent of the shares of Universidad Europea de Madrid (UEM) for approximately $51 million. The purchase price would include payment of approximately $28.5 million in cash and the assumption of approximately $22.5 million in existing debt. Total revenues for the year ended December 31, 1998 for UEM are estimated to be $49 million and recurring earnings before interest, taxes and depreciation are estimated to be $15.5 million. All required regulatory approvals have been received and this transaction is expected to close during the second or third quarter of 1999.


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

   Phase I Inventory and Data Collection. This phase involves conducting a comprehensive inventory of the Company's information systems which includes but is not limited to telecommunications systems, computer hardware, software and networks as well as building infrastructure such as HVAC, elevators and security systems. The identification of key third party vendors is also involved. During this phase, all new systems are required to have passed Year 2000 compliance tests before being purchased and implemented. The Company commenced this phase in the first quarter of 1998 and the phase is complete.

   Phase II Assessment / Date Impact. In this phase, systems identified during Phase I are reviewed to determine what impact, if any, the Year 2000 Issue has on the operation of these systems. This phase also identifies the effects of Year 2000 being a leap year. This phase is 95% complete.

   Phase III Remediation. This phase involves modifying, replacing or upgrading the systems that have failed during Phase II. The remediation phase is 55% complete and is expected to be completed by the middle of the second quarter of 1999.

   Phase IV Testing. This phase involves review of systems for compliance and re-testing as necessary. The testing phase is 55% complete and is expected to be completed by the end of the second quarter of 1999.

   Phase V Implementation. This phase involves implementing the systems after they have been successfully remediated and tested. This is the final step in assuring that the systems are Year 2000 complaint. The phase is 55% complete and is expected to be completed by the end of the third quarter of 1999.

   The Company believes the cost to remedy all Year 2000 Issues to be $4.5 million and has expended $1.0 million through December 31, 1998. The Company is not aware of any material non-compliance that would require repair or replacement that would have a material effect on its financial position. As part of the Year 2000 Issue process, formal communication with the Company's suppliers, customers and other support services has been initiated and efforts will continue until positive statements of readiness have been received from all third parties. To date, the Company is not aware of any non-compliance by its customers or suppliers that would have material impact on the Company's business. Nevertheless, there can be no assurance that unanticipated non-compliance will not occur, and such non-compliance could require material costs to repair or could cause material disruptions if not repaired. The Company is in the process of developing a strategy to address these potential consequences that may result from unresolved Year 2000 Issues, which will include the development of one or more contingency plans by mid 1999.

   Euro Conversion

   On January 1, 1999, certain countries of the European Union established fixed conversion rates between their existing currencies and one common currency, the euro. The euro is now traded on currency exchanges and may be used in business transactions. Beginning in January 2002, new euro-denominated currencies will be issued and the existing currencies will be withdrawn from circulation. The Company is currently evaluating the systems and business issues raised by the euro conversion. These issues include the need to adapt computer and other business systems and equipment and the competitive impact of cross-border transparency. The Company has not yet completed its estimate of the potential impact likely to be caused by the euro conversion; however, at present the Company has no reason to believe the euro conversion will have a material impact on the Company's financial condition or results of operations.

   Contingent Matters

   In connection with the Company's acquisition of Canter and based on Canter's earnings in 1998, additional consideration of $28.5 million is payable to the seller in cash of $16.3 million and the remainder in shares of restricted common stock which has been valued at $12.2 million. As of December 31, 1998, the Company has recorded this additional consideration as a liability and additional goodwill which will be amortized over the remaining amortization period of 24 years. Additional variable amounts of contingent consideration are also payable to the seller if specified levels of earnings are achieved in 1999 and 2000, payable in equal amounts of cash and stock. The Company will record the contingent consideration when the contingencies are resolved and the additional consideration is payable.

   In connection with the Company's acquisition of Schulerhilfe, the Company may be obligated to pay the sellers up to an additional $13.3 million of consideration in February 2000 (payable in either cash or common stock at the discretion of the Company) based on the amount of 1999 franchise fees which have been collected by Schulerhilfe on or before January 31, 2000. The Company will record this contingent consideration when the contingencies are resolved and the additional consideration is payable.

 Effects of Inflation

   Inflation has not had a material effect on Sylvan's revenues and income from continuing operations in the past three years. Inflation is not expected to have a material future effect.

 Quarterly Fluctuations

   Sylvan's revenues and operating results have varied substantially from quarter to quarter and may continue to vary, depending upon the timing of implementation of new computer-based testing contracts and contracts funded under Title I or similar programs. Based on Sylvan's experience, revenues generated by computer-based testing services may vary based on the frequency or timing of delivery of individual tests and the speed of test administrators conversion of tests to computer-based format. In addition, franchise license fees earned by the Company in its Sylvan Learning Centers and testing services segments may vary significantly from quarter to quarter. Revenues or profits in any period will not necessarily be indicative of results in subsequent periods.

 Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

   The Company is exposed to market risk from changes in interest rates and foreign currency exchange rates, which could affect its future results of operations and financial condition. The Company manages its exposure to these risks through its regular operating and financing activities.

   Foreign Currency Risk

   The Company derives approximately 29% of its revenues from customers outside of the United States. This business is transacted through a network of international subsidiaries, generally in the local currency that is considered the functional currency of that foreign subsidiary. The Company generally views its investment in the majority of its foreign subsidiaries as long-term. The functional currencies of these foreign subsidiaries are principally denominated in the Spanish peseta, the British pound sterling, and the Australian dollar. The effects of a change in foreign currency exchange rates on the Company's net investment in foreign subsidiaries are reflected in other comprehensive income. A 10% depreciation in year-end 1998 functional currencies relative to the U.S. dollar would result in a $300,000 decrease in consolidated stockholders' equity.

   The Company's investment in certain foreign subsidiaries providing information technology testing services is considered temporary. These subsidiaries regularly remit collected testing fees, generally paid in advance of the test and denominated in foreign currencies, to the U.S. parent, which upon test delivery, pays the test sponsor's fee and retains the residual. The principal currencies of these subsidiaries are the British pound sterling, the German deutsche mark and the Japanese yen. The Company is generally not exposed to foreign exchange rate fluctuations related to collected fees on undelivered tests as a result of contractual provisions with test sponsors. Foreign exchange gains and losses during the period from the date of test delivery through the date of payment of the test sponsor have not been material, and the Company's exposure to such exchange losses at December 31, 1998, assuming a 10% deterioration in foreign exchange rates, would not be material.

   The Company's foreign operations providing international academic testing services under a cost-plus contract with ETS are not exposed to foreign currency risk. Under the contract, foreign exchange rate gains and losses are a component of the reimbursable contract costs.

   Interest Rate Risk

   The fair value of the Company's cash and cash equivalents would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due to the short-term nature of the Company's portfolio. At December 31, 1998, the Company's investment in available-for-sale, interest-bearing securities is not material.

   The Company's long-term revolving credit facility bears interest at variable rates, and the fair value of this instrument is not significantly affected by changes in market interest rates. A hypothetical 100 basis points increase in interest rates under the credit facility for one year would increase interest expense by an immaterial amount.

 Item 8.  Financial Statements

   The financial statements of the Company are included on pages 32 through 68 of the report as indicated on page 31.

 Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   There were no changes in accountants, disagreements, or other events requiring reporting under this Item.

                                   PART III.
                                   ---------


 Item 10.  Directors and Executive Officers of Sylvan Learning Systems, Inc.

   Information required is set forth under the caption "Election of Directors" in the Proxy Statement relating to the 1999 Annual Meeting of Shareholders, which is incorporated by reference.

   Information required pertaining to compliance with Section 16 (a) of the Securities and Exchange Act of 1934 is set forth under the caption "Election of Directors" in the Proxy Statement relating to the 1999 Annual Meeting of Shareholders, which is incorporated by reference.

 Item 11.  Executive Compensation

   Information required is set forth under the caption "Executive Compensation" in the Proxy Statement relating to the 1999 Annual Meeting of Shareholders, which is incorporated by reference.

 Item 12.  Security Ownership and Certain Beneficial Owners and Management

   Information required is set forth under the caption "Security Ownership" in the Proxy Statement relating to the 1999 Annual Meeting of Shareholders, which is incorporated by reference.

 Item 13.  Certain Relationships and Related Transactions

   Information required is set forth under the caption "Certain Transactions" in the Proxy Statement relating to the 1999 Annual Meeting of Shareholders, which is incorporated by reference.


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

  (b)  Reports on Form 8-K:

       The Registrant did not file any reports on Form 8-K during the fourth quarter ended December 31, 1998.

  3. Exhibits

  (a)  Exhibits:

   Exhibit
   Number               Description
-----------             -----------
         3.01  Articles of Amendment and Restatement of the Charter.(b)
         3.03  Amended and Restated Bylaws dated September 27, 1996.(n)
         4.01  Specimen Common Stock Certificate.(b)
         4.02  Form of Warrant to Purchase Common Stock of Sylvan KEE Systems,
               Inc. dated January 26, 1993.(b)
         4.03  Form of Warrant to Purchase Common Stock of Sylvan KEE Systems,
               Inc. dated July 14, 1993.(b)
         4.07  Rights Agreement by and between Registrant and State Street Bank & Trust Company dated as of October 1,
               1996.(i)
         5.01  Opinion of Piper & Marbury L.L.P.(a)
        10.01  Agreement of Lease by and between Rouse & Associates-Quarry and
               KEE Systems, Inc. dated May 15, 1990.(b)
        10.02  Agreement of Lease by and between Rouse & Associated-Quarry and
               KEE Systems, Inc. dated May 6, 1990.(b)
        10.03  Lease Agreement between Harbor East Parcel G-Office, LLC and Sylvan Learning Systems, Inc. dated August
               24, 1995(c)
        10.04  Master Agreement Between Educational Testing Service and Sylvan Learning Systems, Inc. for
               Computer-Based Testing Services at Sylvan Technology Centers dated September 1, 1993. (Portions of this document have been omitted pursuant to a request for confidential treatment.)(b)
        10.05  Term Lease Master Agreement between Sylvan Learning Systems and IBM Credit Corporation dated March 31,
               1992.(b)
        10.06  Director Stock Option Plan.(b)
        10.07  Employee Stock Option Plan.(b)
        10.08  Management Stock Option Plan.(b)
        10.19  KEE, Incorporated Non-Qualified Stock Option Plan.(b)
        10.10  Sylvan Employee Confidentiality and Non-Disclosure Agreement and Covenant Not to Compete.(b)
        10.11  $2.5 Million Revolving Loan, $3.76 Million Term Loan and $5.0 Million Revolving Loan with NationsBank.(d)
        10.12  Indemnification Agreement by and between Sylvan KEE Systems, Tom D. Wippman and David H. Jacobson dated
               September 17, 1992.(b)
        10.13  Guaranty Agreement by Sylvan KEE Systems in favor of Encyclopedia Britannica, Inc. dated October 1,
               1992.(b)
        10.14  Form of Non-Competition Agreement by and between Sylvan KEE Systems, Inc. and Douglas L. Becker dated
               January 26, 1993.(b)
        10.15  Certification and Testing Services Agreement by and between TRO Learning, Inc. and
               Sylvan Learning Systems, Inc. dated August 31, 1993.(b)
        10.16  Plato Educational Products Purchase and License Agreement by and between TRO Learning, Inc. and Sylvan
               Learning Systems, Inc. Dated August 31, 1993.(b)
        10.17  Form of Franchise Agreement.(b)
        10.18  Form of Technology Center Agreement.(b)
        10.19  Agreement and Plan of Reorganization dated July 14, 1994 by and between Registrant and Learning
               Services, Inc.(e)
        10.20  Agreement and Plan of Reorganization dated July 14, 1994 by and between Registrant and Loralex Learning,
               Inc.(e)

   Exhibit
   Number               Description
-----------             -----------
        10.21  Agreement and Plan of Reorganization dated February 17, 1995 by and between Registrant and Remedial Education and Diagnostic Services, Inc.(f)
        10.22  Agreement and Plan of Reorganization dated as of March 1, 1995, by and between Registrant and the PACE
               Group.(g)
        10.23  Agreement and Plan of Reorganization dated as of July 28, 1995, by and between Registrant and Drake
               Prometric, L.P.(h)
        10.24  Lease Agreement dated August 24, 1995, First Amendment dated May 13, 1996 and Second Amendment dated
               November 11, 1996 by and between Registrant and Harbor East, LLC.(n)
        10.25  Revolving Credit Note to NationsBank, N.A. dated December 31, 1996.(n)
        10.26  Senior Management Option Plan dated March 29, 1996.(n)
        10.27  Securities Purchase Agreement by and between Registrant and JLC Holdings, Inc., Software Systems
        10.28  Corporation and JLC Learning Corporation dated November 1, 1996.(j)
               Agreement and Plan of Reorganization dated January 28, 1997 by and between Registrant and Wall Street
               Institute.(k)
        10.29  Agreement and Plan of Reorganization dated May 30, 1997 among Registrant and I-R, Inc. and Independent
               Child Study Teams, Inc.(l)
        10.30  Sylvan Learning Systems, Inc. Employee Stock Purchase Plan.(m)
        10.31  Sylvan Learning Systems, Inc. 1998 Stock Incentive Plan.(o)
        10.32  Asset Purchase Agreement by and among Sylvan Learning Systems, Inc., Block Testing Services L.P. and
               Block State Testing Services L.P, dated as of December 1, 1997.(p)
        10.33  Agreement and Plan of Reorganization by and among Sylvan Learning Systems, Inc., Block Testing Services
               L.P., National Assessment Institute, Inc. and NAI Merger Corp, dated as of December 1, 1997.(p)
        10.34  Stock Exchange Agreement dated as of April 7, 1998 between Aspect International Language Schools, B.V., the Stockholders and Sylvan Learning Systems, Inc.(q)
        10.35  Agreement and Plan of Reorganization dated January 28, 1997 by and between Registrant and ZGS Zentrale
               Gelsenkirchener SCHULERHILFE J. Gratze + M. Mohr GbR mbH and SCHULERHILFE Gesellschaft fur
               Nachhilfeunterricht mbH.
        10.36  Credit Agreement among Sylvan Learning Systems, Inc., Various Banks, NationsBank, N.A., as Syndication
               Agent and Bankers Trust Company, as Lead Arranger and Administrative Agent.
        10.37  Stock Purchase Agreement effective as of January 1, 1998, by and among Sylvan Learning Systems, Inc., a
               Maryland corporation, Marlene Canter, the sole stockholder of Canter & Associates, Inc. and Canter
               Educational Productions, Inc.
        21.00  Subsidiaries of the Registrant.
        23.01  Consent of Ernst & Young LLP.
        23.02  Consent of Deloitte & Touche L.L.P.
        23.03  Consent of Deloitte & Touche
        23.04  Consent of Smith, Lange & Phillips L.L.P.
        27.01  Financial Data Schedule for the years ended December 31, 1996 and 1997.
        27.02  Financial Data Schedule for the year ended December 31, 1998.
        99.01  Opinion of Deloitte & Touche L.L.P.
        99.02  Opinion of Deloitte & Touche L.L.P.
        99.03  Opinion of Deloitte & Touche
        99.04  Opinion of Smith, Lange & Phillips L.L.P.
        99.05  Opinion of Smith, Lange & Phillips L.L.P.

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

 (d) Incorporated by reference from the Exhibits to the Company's Quarterly Report for the Quarter ended September 30, 1995.
 (e) Incorporated by reference to the Company's Current Report on Form 8-K dated July 20, 1994.
 (f) Incorporated by reference to the Company's Current Report on Form 8-K dated February 27, 1995.
 (g) Incorporated by reference to the Company's Current Report on Form 8-K dated May 5, 1995.
 (h) Incorporated by reference to the Company's Current Report on Form 8-K dated July 21, 1995.
 (i) Incorporated by reference to the Company's Current Report on Form 8-K dated September 27, 1996.
 (j) Incorporated by reference to the Company's Current Report on Form 8-K dated November 1, 1996.
 (k) Incorporated by reference to the Company's Current Report on Form 8-K dated January 28, 1997.
 (l) Incorporated by reference to the Company's Current Report on Forms 8-K and Form 8-K/A dated April 17, 1997 and May 30, 1997.
 (m) Incorporated by reference from the Exhibits to the Company's Registration Statement on Form S-8 dated February 18, 1997.
 (n) Incorporated by reference from the Exhibits to the Company's Form 10-K filed March 31, 1997.
 (o) Incorporated by reference from the Exhibits to the Company's 1998 Proxy Statement filed April 21, 1998.
 (p) Incorporated by reference from the Exhibits to the Company's Registration Statement on Form S-3 dated February 23, 1998.
 (q) Incorporated by reference from the Exhibits to the Company's Registration Statement on Form S-3 dated August 10, 1998.

                                   SIGNATURES
                                   ----------


      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized on March 31, 1999.


                                       SYLVAN LEARNING SYSTEMS, INC.
                                       (Registrant)



                                       By:  /s/R. Christopher Hoehn-Saric
                                            -----------------------------
                                            R. Christopher Hoehn-Saric
                                            Chairman of the Board


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 31, 1999


 Signature                                   Capacity
 ---------                                   --------


 /s/R. Christopher Hoehn-Saric               Director and Chairman of the Board
 ------------------------------------------
 R. Christopher Hoehn-Saric


 /s/Douglas L. Becker                        Secretary
 ------------------------------------------
 Douglas L. Becker


 /s/B. Lee McGee                             Vice President and Chief
 ------------------------------------------  Financial Officer
 B. Lee McGee


 /s/Donald Berlanti                          Director
 ------------------------------------------
 Donald Berlanti


 /s/Phillip Samper                           Director
 ------------------------------------------
 Phillip Samper


 /s/James H. McGuire                         Director
 ------------------------------------------
 James H. McGuire


 /s/Rick Inatome                             Director
 ------------------------------------------
 Rick Inatome


 /s/R. William Pollock                       Director
 ------------------------------------------
 R. William Pollock


 /s/Nancy S. Cole                            Director
 ------------------------------------------
 Nancy S. Cole

Item 14 (a) (1)

                         INDEX TO FINANCIAL STATEMENTS

The Company:                                                                                   Page
                                                                                               ----
  Report of Independent Auditors...............................................................  32
  Consolidated Balance Sheets as of December 31, 1997 and December 31, 1998....................  33
  Consolidated Statements of Income for the years ended December 31, 1996, 1997 and 1998.......  35
  Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1997 and 1998...................................................................................  36
  Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1997 and 1998...  37
  Notes to Consolidated Financial Statements...................................................  38


                         Report of Independent Auditors



The Board of Directors and Stockholders
Sylvan Learning Systems, Inc.

We have audited the consolidated balance sheets of Sylvan Learning Systems, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the management of Sylvan Learning Systems, Inc. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1996 combined financial statements of I-R, Inc. and Independent Child Study Teams, Inc., or the 1997 and 1996 financial statements of Aspect, Inc. and Anglo World Education Limited and subsidiaries, each wholly-owned subsidiaries. Those statements reflect total assets of $17,198,487 as of December 31, 1997, and total revenues of $35,613,484, and $48,152,198 for the years ended December 31, 1997 and 1996, respectively. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included for these subsidiaries, is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sylvan Learning Systems, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


/s/ Ernst & Young LLP
----------------------------

Baltimore, Maryland
February 25, 1999

Sylvan Learning Systems, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except per share data)

                                                            December 31,         December 31,
                                                                1997                1998
                                                      -------------------        ------------
                                                      (Restated - Note 1)
Assets
Current assets:
  Cash and cash equivalents                                  $     29,818        $     33,170
  Available-for-sale securities                                    82,951               6,166

  Receivables:
    Accounts receivable                                            59,721              71,248
    Costs and estimated earnings in excess of billings
      on uncompleted contracts                                      3,900               7,806
    Notes receivable from tuition financing                           978               2,977
    Other notes receivable                                          2,943               8,922
    Other receivables                                               8,752               2,404
                                                             ------------        ------------
                                                                   76,294              93,357
    Allowance for doubtful accounts                                (2,509)             (2,963)
                                                             ------------        ------------
                                                                   73,785              90,394

  Inventory                                                         4,999               9,841
  Deferred income taxes                                             3,755               1,831
  Prepaid expenses                                                  6,303              10,093
  Other current assets                                                265               1,843
                                                             ------------        ------------
Total current assets                                              201,876             153,338

Notes receivable from tuition financing, less current portion           -               3,415
Other notes receivable, less current portion                        6,232               9,882
Costs and estimated earnings in excess of billings
  on uncompleted contracts, less current portion                      352                 637

Property and equipment:
  Land and buildings                                                5,710               9,917
  Furniture and equipment                                          59,201             111,490
  Leasehold improvements                                            7,988              13,156
                                                             ------------        ------------
                                                                   72,899             134,563
  Accumulated depreciation                                        (21,532)            (36,682)
                                                             ------------        ------------
                                                                   51,367              97,881

 Intangible assets:
  Goodwill                                                        183,172             292,693
  Contract rights                                                  13,973              13,973
  Other                                                             2,522               3,111
                                                             ------------        ------------
                                                                  199,667             309,777
  Accumulated amortization                                        (16,799)            (26,322)
                                                             ------------        ------------
                                                                  182,868             283,455

Deferred contract costs, net of accumulated amortization
  of $6,205 as of December 31, 1997 and $11,740
  as of December 31, 1998                                          10,324              10,255

Investments in and advances to affiliates                          12,464              18,532
Other investments                                                  28,017              44,230
Net assets to be transferred to joint venture                          -               31,575
Other assets                                                        3,279               6,596
                                                             ------------        ------------
Total assets                                                 $    496,779        $    659,796
                                                             ============        ============

Sylvan Learning Systems, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except per share data)

                                                          December 31,     December 31,
                                                             1997             1998
                                                       ------------------  ------------
                                                       (Restated - Note 1)
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable and accrued expenses                    $ 40,754          $ 57,177
  Income taxes payable                                        5,590            11,784
  Current portion of long-term debt                           1,253             1,128
  Current portion of due to shareholders of
   acquired companies                                        13,794            40,719
  Deferred revenue                                           26,323            27,411
  Other current liabilities                                   1,288                19
                                                            -------           -------
Total current liabilities                                    89,002           138,238

Long-term debt, less current portion                          2,428            12,504
Deferred income taxes                                         7,620             6,961
Due to shareholders of acquired companies,
   less current portion                                      56,366            12,239
Other long-term liabilities                                     903             1,021
                                                            -------           -------
Total liabilities                                           156,319           170,963

Stockholders' equity:
 Preferred stock, par value $.01 per share--authorized
    10,000 shares, no shares issued and
    outstanding as of December 31, 1997 and 1998                  -                 -
 Common stock, par value $.01 per share--authorized
    90,000 shares, issued and outstanding shares of
    45,450 as of December 31, 1997 and 50,952
    as of December 31, 1998                                     455               510
 Additional paid-in capital                                 302,022           410,694
 Retained earnings                                           39,144            75,852
 Accumulated other comprehensive income (loss)               (1,161)            1,777
                                                            -------           -------
Total stockholders' equity                                  340,460           488,833
                                                            -------           -------


Total liabilities and stockholders' equity                 $496,779          $659,796
                                                            =======           =======

See accompanying notes.

Sylvan Learning Systems, Inc. and Subsidiaries
Consolidated Statements of Income
(Amounts in thousands, except per share data)

                                                                   Year Ended December 31,
                                               ------------------------------------------------------------
                                                   1996                    1997                    1998
                                               ------------            ------------            ------------
                                              (Restated - Note 1)   (Restated - Note 1)
Revenues                                        $  219,973              $  301,011              $  440,330

Cost and expenses
Direct costs                                       187,819                 263,523                 359,613
General and administrative expense                   8,049                  19,693                  15,530
Transaction costs related to pooling-of-interests        -                       -                   5,000
Restructuring and asset impairment charges               -                   4,000                   3,730
                                               -----------             -----------            ------------
Total expenses                                     195,868                 287,216                 383,873

Operating income                                    24,105                  13,795                  56,457

Other income (expense)
Termination fee, net of direct costs                    -                   28,500                      -
Investment and other income                          1,747                   4,836                   5,281
Interest expense                                    (1,320)                   (801)                   (943)
Equity in net income (loss) of affiliates              361                  (2,006)                 (3,504)
                                               -----------             -----------            ------------
Income before income taxes                          24,893                  44,324                  57,291

Income taxes                                        (9,139)                (16,420)                (21,582)
                                               -----------             -----------            ------------
Net income                                       $  15,754             $    27,904            $     35,709
                                               ===========             ===========            ============


Earnings per common share, basic                     $0.43                   $0.66                   $0.73
                                               ===========             ===========             ============


Earnings per common share, diluted                   $0.40                   $0.62                   $0.70
                                               ============            ============            ============


See accompanying notes.

Sylvan Learning Systems, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(Amounts in thousands)

                                                                                            Retained     Accumulated
                                                                             Additional     Earnings        Other          Total
                                                                    Common    Paid-In     (Accumulated  Comprehensive  Stockholders'
                                                                    Stock     Capital      Deficit)        Income          Equity
                                                                    ------   ----------   ------------  -------------  -------------
Balance at January 1, 1996 - as restated (Note 1)                   $  356   $  140,450   $     (1,768)  $       93    $   139,131

Options and warrants exercised for purchase of 993
  shares of common stock, including income tax
  benefit of $1,887                                                     10        6,988                                      6,998
Issuance of 1,236 shares of common stock in connection
  with the investment in JLC Learning Corporation                       12       21,206                                     21,218
Issuance of 175 shares of common stock in
  connection with other acquisitions                                     2           27           (320)                       (291)
Exercise of underwriter's overallotment option to purchase
  51 shares of common stock in connection with 1995
  public stock offering                                                             533                                        533

Comprehensive income:
  Net income for 1996                                                                           15,754                      15,754
  Other comprehensive income:
    Foreign currency translation adjustment                                                                    (269)          (269)
    Unrealized loss on available-for-sale securities                                                             (6)            (6)
                                                                                                                       -----------
  Total comprehensive income                                                                                                15,479
                                                                                                                       -----------
Distributions to former shareholders                                                              (300)                       (300)
                                                                  --------     --------        -------      -------    -----------
Balance at December 31, 1996 - as restated (Note 1)                    380      169,204         13,366         (182)       182,768


Options and warrants exercised for purchase of 1,706
  shares of common stock, including income tax
  benefit of $8,156                                                     17       13,102                                     13,119
Issuance of 536 shares of common stock in connection with
  contingent consideration related to the acquisition of Drake           5        8,137                                      8,142
Issuance of 1,072 shares of common stock in connection
  with the acquisition of WSI                                           11       15,309                                     15,320
Issuance of 404 shares of common stock to Sylvan
  Learning Foundation as charitable contribution                         4        6,537                                      6,541
Issuance of 309 shares of common stock to IT Training
  Marketing Company as marketing expense                                 3        6,997                                      7,000
Issuance of 265 shares of common stock to SLC National
  Advertising Fund, Inc. as advertising expense                          3        4,997                                      5,000
Issuance of 3,098 shares of common stock for cash -
  net of offering costs of $3,645                                       31       73,660                                     73,691
Capital contribution by former shareholders of Educational Inroads                2,811                                      2,811
Issuance of 94 shares of common stock in connection
  with other acquisitions                                                1          718                                        719
Stock options to purchase 317 shares of common stock
  granted to non-employees                                                          550                                        550

Comprehensive income:
  Net income for 1997                                                                           27,904                      27,904
  Other comprehensive income:
    Foreign currency translation adjustment                                                                    (990)          (990)
    Unrealized loss on available-for-sale securities                                                             11             11
                                                                                                                       -----------
  Total comprehensive income                                                                                                26,925
                                                                                                                       -----------
Distributions to former shareholders                                                            (2,126)                     (2,126)
                                                                  --------     --------        -------      -------    -----------
Balance at December 31, 1997 - as restated (Note 1)                    455      302,022         39,144       (1,161)       340,460

Options and warrants exercised for purchase of 654
  shares of common stock, including income tax
  benefit of $5,176                                                      7       11,531                                     11,538
Stock options granted to non-employees                                              539                                        539
Issuance of 27 shares of common stock in connection
  with the Employee Stock Purchase Plan                                             527                                        527
Issuance of 2,570 shares of common stock in connection with
  contingent consideration related to the acquisition of Drake          26       39,179                                     39,205
Issuance of 964 shares of common stock in connection
  with the acquisition of NAI / Block                                   10       24,990                                     25,000
Issuance of 345 shares of common stock in connection with
  contingent consideration related to the acquisition of PACE            3       11,305                                     11,308
Issuance of 277 shares of common stock in connection
  with other investments                                                 3        7,997                                      8,000
Issuance of 258 shares of common stock in connection
  with the purchase of assets                                            3        7,454                                      7,457
Issuance of 124 shares of common stock in connection
  with the acquisition of Schulerhilfe                                   1        2,527                                      2,528
Issuance of 205 shares of common stock in connection
  with other acquisitions                                                2        1,477            681                       2,160
Capital contribution by former shareholders of Aspect                             1,300                                      1,300

Comprehensive income:
  Net income for 1998                                                                           35,709                      35,709
  Other comprehensive income:
    Foreign currency translation adjustment                                                                   2,938          2,938
                                                                                                                       -----------
  Total comprehensive income                                                                                                38,647
                                                                                                                       -----------
Other                                                                              (154)           318                         164
                                                                   -------   ----------    -----------   ----------    -----------
  Balance at December 31, 1998                                     $   510   $  410,694    $    75,852   $    1,777    $   488,833
                                                                   =======   ==========    ===========   ==========    ===========

See accompanying notes.

Sylvan Learning Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Amounts in thousands)

                                                                                      Year Ended
                                                                                      December 31,
                                                                   --------------------------------------------------------
                                                                           1996                 1997               1998
                                                                   ----------------    ------------------      ------------
                                                                 (Restated - Note 1)   (Restated - Note 1)
Operating activities
Net income                                                         $         15,754    $         27,904        $     35,709
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Depreciation                                                               6,462               8,790             15,599
   Amortization                                                               7,494              10,071             16,724
   Non-cash marketing and advertising expense                                   -                11,500                -
   Non-cash compensation expense                                                -                   -                1,300
   Non-cash issuance of options to non-employees                                -                   550                539
   Non-cash dividend income                                                     -                (2,000)            (1,167)
   Loss on impairment of assets                                                 -                 4,000                -
   Gain on sale of property and equipment                                       -                  (651)               -
   Equity in net (income) loss of affiliates                                   (361)              2,006              3,504
   Deferred income taxes                                                      2,073               1,834              1,265
   Changes in operating assets and liabilities:
     Accounts and notes receivable                                          (10,269)            (27,304)           (18,543)
     Cost and estimated earnings in excess of billings
       on uncompleted contracts                                                (413)               (137)            (4,191)
     Inventory                                                                 (183)               (398)            (4,202)
     Prepaid expenses and other current assets                                 (299)             (1,892)            (4,451)
     Accounts payable and accrued expenses                                    3,428               4,831              8,475
     Income taxes payable                                                     2,197              13,437             11,346
     Deferred revenue and other current liabilities                           4,458               6,684             (3,781)
                                                                   ----------------    ----------------        -----------
Net cash provided by operating activities                                    30,341              59,225             58,126
                                                                   ----------------    ----------------        -----------

Investing activities
Purchase of available-for-sale securities                                   (31,286)            (92,522)            (2,502)
Proceeds from sale of available-for-sale securities                          45,542              26,045             79,611
Investment in and advances to affiliates                                     (3,445)             (9,653)           (11,572)
Increase in other investments                                                (2,330)             (4,136)            (5,046)
Purchase of property and equipment                                          (14,866)            (30,964)           (58,294)
Proceeds from sale of property and equipment                                     11               1,916                -
Purchase of contract rights                                                  (4,891)                -                  -
Purchase of Canter, including direct costs of
  acquisition, net of cash acquired                                             -                   -              (24,086)
Purchase of Schulerhilfe, including direct costs of
  acquisition, net of cash acquired                                             -                   -              (16,649)
Payment of contingent consideration for PACE acquisition                        -                   -              (13,532)
Purchase of Wall Street Institute, including direct costs of
  acquisition, net of cash acquired                                           2,013              (4,671)               -
Cash paid for other businesses, net of cash acquired                            570              (1,851)           (13,777)
Expenditures for deferred contract costs                                     (6,942)             (1,443)            (2,771)
Increase in other assets                                                       (999)               (731)            (5,895)
                                                                   ----------------    ----------------        -----------
Net cash used in investing activities                                       (16,623)           (118,010)           (74,513)
                                                                   ----------------    ----------------        -----------

Financing activities
Payments on loans to stockholders of acquired companies                         (38)               (493)               -
Proceeds from exercise of options and warrants                                5,111               4,964              6,362
Proceeds from issuance of common stock                                          533              73,691                527
Proceeds from issuance of long-term debt                                        364                 452             22,039
Payments on long-term debt and capital lease obligations                     (2,793)             (5,675)           (11,985)
Distributions                                                                  (301)               (793)               -
Proceeds from bank lines of credit                                              200              13,575            114,396
Payments on bank lines of credit                                             (3,812)            (14,575)          (114,107)
                                                                   ----------------    ----------------        -----------
Net cash provided by (used in) financing activities                            (736)             71,146             17,232
                                                                   ----------------    ----------------        -----------
Effects of exchange rate changes on cash                                       (914)             (1,263)             2,507
                                                                   ----------------    ----------------        -----------
Net increase in cash and cash equivalents                                    12,068              11,098              3,352
Cash and cash equivalents at beginning of period                              6,652              18,720             29,818
                                                                   ----------------    ----------------        -----------
Cash and cash equivalents at end of period                         $         18,720    $         29,818        $    33,170
                                                                   ================    ================        ============

See accompanying notes.

                Sylvan Learning Systems, Inc. and Subsidiaries

                  Notes to Consolidated Financial Statements
        (Dollar and share amounts in thousands, except per share data)


1.  Basis of Presentation and Description of Business

Sylvan Learning Systems, Inc. and subsidiaries ("the Company" or "Sylvan") is an international provider of educational and testing services. The Company conducts operations in three separate business segments Sylvan Learning Centers, Sylvan Prometric, and Sylvan Contract Educational Services. The Sylvan Learning Centers segment designs and delivers individualized tutorial programs to school-age children and adults through a network of 727 franchised and Company-owned Sylvan Learning Centers in operation in 49 states, six Canadian provinces, Hong Kong and Guam. The Sylvan Prometric segment administers computer-based tests for major corporations, professional associations and governmental agencies through a network of certification centers which are
located throughout the world.   This segment also includes the operations of
Wall Street Institute, B.V., a European-based franchisor and operator of learning centers that teach the English language through a combination of computer-based and live instruction, as well as Aspect International Language Schools, B.V. ("Aspect"). Aspect focuses principally on intensive English language instruction to students and professionals worldwide through its 27 language schools in five countries. The Sylvan Contract Educational Services segment principally provides educational programs to employees of large corporations and to public and non-public school districts through contracts funded by federal Title I and state-based programs.

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

As discussed in Note 3, during fiscal year 1998, the Company consummated mergers with three franchisees of Sylvan Learning Centers and with Aspect. These mergers were each consummated by the exchange of all of the outstanding shares of voting common stock of the acquired company for shares of common stock of the Company and were accounted for as poolings-of-interest. The accompanying consolidated financial statements have been restated to retroactively combine the financial statements of the combining companies as if the mergers had occurred on January 1, 1996, the beginning of the earliest period presented.


The Company's fiscal year ends on December 31. The accounts of its wholly-owned subsidiary, Aspect, have been consolidated on the basis of a year ending on September 30. Such fiscal period corresponds with Aspect's natural business year.

                Sylvan Learning Systems, Inc. and Subsidiaries

                  Notes to Consolidated Financial Statements
        (Dollar and share amounts in thousands, except per share data)


2.   Accounting Policies


Cash Equivalents

The Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Investments

Available-for-sale securities are carried at fair value, with any unrealized gains and losses, net of tax, reported in other comprehensive income. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

Inventory

Inventory, consisting primarily of computer software and educational, instructional, and marketing materials and supplies, is stated at the lower of cost (first-in, first-out) or market value.

Property and Equipment

Property and equipment is stated at cost. Depreciation is determined using the straight-line method over the estimated useful lives of the assets.

Included in property and equipment are the direct costs of developing or obtaining software for internal use. In March 1998, the AICPA issued Statement of Position 98-1 ("SOP 98-1") Accounting for the Costs of Computer Software Developed or Obtained For Internal Use. SOP 98-1 is effective beginning January 1, 1999 and requires the capitalization of direct costs incurred in connection with developing or obtaining software for internal use. The adoption of SOP 98-1 in 1999 will not have any effect on the Company's current accounting policies.

                Sylvan Learning Systems, Inc. and Subsidiaries

                  Notes to Consolidated Financial Statements
        (Dollar and share amounts in thousands, except per share data)


2.   Accounting Policies (continued)

Intangible Assets

Goodwill consists of the cost in excess of fair value of the identifiable net assets of entities acquired in purchase transactions, and is amortized on a straight-line basis, over the estimated future periods to be benefited, which range from 10 to 25 years. At December 31, 1997 and 1998, accumulated amortization of goodwill was $8,873 and $16,886, respectively.

Contract rights consist of the allocated cost of acquiring computer-based testing contracts in business combinations accounted for as purchases. Contract rights are being amortized on a straight-line basis, over the term of the related contract, which range from nine months to 10 years. At December 31, 1997 and 1998, accumulated amortization of contract rights was $6,899 and $8,068, respectively.


Deferred Contract Costs

Deferred contract costs include direct costs incurred to develop computer-based tests under contractual arrangements with customers. Under these arrangements, the Company incurs certain costs related to the development of new computer-based tests on behalf of the customer in return for the right to deliver the computer-based tests and collect a testing fee from either the candidate or the sponsoring organization. These costs are capitalized and amortized over the shorter of the estimated utility period of the test or the contractual period for delivery of the test.

Deferred contract costs also include payments of approximately $10,400 made in 1996 to non-affiliated computer-based testing centers that have entered into three-year contracts with the Company to deliver information technology computer-based certification tests. In accordance with the terms of these contracts, the independent testing centers have received an advance payment and will receive no additional fees upon delivery of the computer-based certification tests. These costs are being amortized over the contractual term of three years.

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

                Sylvan Learning Systems, Inc. and Subsidiaries

                  Notes to Consolidated Financial Statements
        (Dollar and share amounts in thousands, except per share data)


2.   Accounting Policies (continued)

Revenue Recognition

Revenue related to single-center and area franchise sales is recognized when all material services or conditions relating to the sales have been substantially performed or satisfied by the Company. For single-center franchise sales, the criteria for substantial performance include: (1) receipt of an executed franchise license agreement, (2) receipt of full payment of the franchise fee,
(3) completion of requisite training by the franchisee or center director, and
(4) completion of site selection assistance and site approval. Area franchise sales generally transfer to the licensee the right to develop and operate centers in a specified territory, primarily in a foreign country, and the Company's future obligations are insignificant. Area franchise fees are recognized upon the signing of the license agreement and the determination that
(1) all material services or conditions relating to the sale have been satisfied and the fee is non-refundable, (2) a minimum payment of 50% of the fee is required within 90 days of the date of the agreement, and (3) the Company has the ability to estimate the collectibility of any unpaid amounts. Franchise sales fees not meeting the recognition criteria are recorded as deferred revenue if not refundable, or deposits from franchisees if refundable.

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

Franchise royalties are reported as revenue as the royalties are earned and become receivable, unless collection is not reasonably assured. Revenues from educational services, including English language instruction, are recognized in the period the services are provided.

Revenue from the sale of products to franchisees is recognized when shipped. Testing revenues are recognized upon the completion of tests.

Advertising

The Company expenses advertising costs as incurred, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefit.

                Sylvan Learning Systems, Inc. and Subsidiaries

                  Notes to Consolidated Financial Statements
        (Dollar and share amounts in thousands, except per share data)


2.   Accounting Policies (continued)

Capitalized direct-response advertising consists primarily of the costs to produce direct-mail order catalogues and brochures that are used to solicit students of educational programs who have responded directly to the advertising. The capitalized production costs are amortized over the period of the respective programs, ranging from one to three years.

At December 31, 1997 and 1998, advertising costs totaling approximately $1,800 and $5,000, respectively, were reported as assets. The acquisition of Canter in 1998 contributed to the majority of this increase. Advertising expense for the year ended December 31, 1996, 1997 and 1998 was $5,952, $8,514 and $13,950, respectively.

Stock Options Granted to Employees and Non-Employees

The Company records compensation expense for all stock-based compensation plans using the intrinsic value method prescribed by APB Opinion 25, Accounting for Stock Issued to Employees ("APB 25"). Under APB 25, if the exercise price of the Company's employee stock options equals the estimated fair value of the underlying stock on the date of grant, no compensation expense is generally recognized. Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement 123") encourages companies to recognize expense for stock-based awards based on their estimated fair value on the date of grant. Statement 123 requires disclosure of pro forma income and earnings per share data in the notes to the financial statements if the fair value method is not elected. The Company supplementally discloses in Note 12 to these financial statements the pro forma information as if the fair value method had been adopted.

The Company records compensation expense for all stock options granted to non-employees in an amount equal to the estimated fair value at the date of grant, determined using the Black-Scholes option valuation model. The compensation expense is recognized ratably over the vesting period.

Foreign Currency Translation

The financial statements of certain foreign subsidiaries that are measured in local functional currencies are translated into U.S. dollars using the current rate method. All balance sheet accounts are translated using the exchange rates at the balance sheet date. Income statement amounts have been translated using the average exchange rates for the year. Translation gains or losses resulting from the changes in exchange rates from year to year, are reported in other comprehensive income.

The financial statements of other foreign subsidiaries, primarily those subsidiaries providing services overseas to Educational Testing Services, Inc. ("ETS") (see Note 19), prepare financial statements using the U.S. dollar as the functional currency. The transactions of these subsidiaries

                Sylvan Learning Systems, Inc. and Subsidiaries

                  Notes to Consolidated Financial Statements
        (Dollar and share amounts in thousands, except per share data)


 2. Accounting Policies (continued)

that are denominated in foreign currencies have been remeasured into U.S. dollars. Any resulting gain or loss is recorded as an adjustment of the amount due from ETS as the contract with ETS requires ETS to bear the risk of foreign currency gains or losses.

Comprehensive Income

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("Statement 130"). Statement 130 establishes new rules for the reporting and display of comprehensive income
and its components. The adoption of  Statement 130  had  no  impact   on   the
Company's   net   income   or   stockholders'   equity.  Statement 130 requires
non-owner changes in stockholders' equity, including unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. Statement 130 requires the disclosure of comprehensive income in a financial statement. The Company has elected to report comprehensive income in the statement of stockholders' equity. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

Impact of Recently Issued Accounting Standard

In 1998, the AICPA issued SOP 98-5, Reporting the Costs of Start-up Activities ("SOP 98-5"). SOP 98-5 is effective beginning on January 1, 1999, and requires that start-up costs capitalized prior to January 1, 1999 be written-off and any future start-up costs to be expensed as incurred. The Company previously capitalized pre-contract costs directly associated with specific anticipated contracts as well as development costs for new educational programs that were estimated to be recoverable. SOP 98-5 defines start-up costs to include pre-contract costs and costs to introduce a new product, and accordingly, previously capitalizable costs are required to be written-off upon adoption of SOP 98-5. The unamortized balance of pre-contract and new product development costs (approximately $2,000 as of December 31, 1998) will be written-off as a cumulative effect of an accounting change as of January 1, 1999.

Reclassifications

Certain amounts in the 1996 and 1997 consolidated financial statements have been reclassified to conform to the 1998 presentation.

                Sylvan Learning Systems, Inc. and Subsidiaries

                  Notes to Consolidated Financial Statements
        (Dollar and share amounts in thousands, except per share data)


3.   Acquisitions

Canter & Associates, Inc. and Canter Educational Productions, Inc.

Effective January 1, 1998, the Company acquired all of the outstanding stock of Canter & Associates, Inc. and Canter Educational Productions, Inc. (collectively, "Canter"), commonly controlled companies engaged in the business of providing materials and training programs for educators, for an initial purchase price of $25,000 in cash. The acquisition was accounted for using the purchase method of accounting and goodwill of $24,559 was recorded and is being amortized over a period of 25 years. The results of operations of Canter for the period from January 1, 1998 through December 31, 1998 are included in the accompanying 1998 consolidated statement of income.

In connection with the Company's acquisition of Canter and based on Canter's earnings in 1998, additional consideration of $28,558 is payable to the seller in cash of $16,319 and the remainder in shares of restricted common stock which has been valued at $12,239. As of December 31, 1998, the Company has recorded this additional consideration as a liability and additional goodwill which will be amortized over the remaining amortization period of 24 years. Additional variable amounts of contingent consideration are also payable to the seller if specified levels of earnings are achieved in 1999 and 2000, payable in equal amounts of cash and stock. The Company will record the contingent consideration when the contingencies are resolved and the additional consideration is payable.

Schulerhilfe

Effective October 28, 1998, the Company acquired all the operating assets and liabilities of ZGS Zentrale Gelsenkirchener SCHULERHILFE J. Gratze + M. Mohr GbR mbH ("Schulerhilfe Partnership") and all of the outstanding common stock of SCHULERHILFE Gesellschaft fur Nachhilfeunterricht mbH ("Schulerhilfe Corporation," and collectively with Schulerhilfe Partnership, "Schulerhilfe"), in exchange for an initial purchase price of $16,554 in cash and 124 shares of restricted common stock valued at $2,528. The Schulerhilfe Partnership designs and delivers individualized tutorial services to school-age children and adults through a network of 700 franchised learning centers throughout Germany and Austria. The Schulerhilfe Corporation designs and delivers individualized tutorial programs to school-age children and adults through a network of 177 company-owned learning centers throughout Germany.

The acquisition was accounted for using the purchase method of accounting and goodwill of $19,749 was recorded and is being amortized over a period of 25 years. The results of operations of Schulerhilfe for the period from October 28, 1998 through December 31, 1998 are included in the accompanying 1998 consolidated statement of income.

                Sylvan Learning Systems, Inc. and Subsidiaries

                  Notes to Consolidated Financial Statements
        (Dollar and share amounts in thousands, except per share data)


3.   Acquisitions (continued)

In addition to the initial purchase price, the sellers may receive up to an additional $13,300 in February 2000 (payable in either cash or common stock at the discretion of the Company) based on the amount of 1999 franchise fees which have been collected by Schulerhilfe on or before January 31, 2000. The Company will record this contingent consideration when the contingencies are resolved and the additional consideration is payable.

The following combined unaudited pro forma results of operations of the Company give effect to the Canter and Schulerhilfe acquisitions as though they had occurred on January 1, 1997.

                                                     Year ended December 31
                                              ----------------------------------
                                                     1997             1998
                                              ----------------------------------


Revenues                                               $336,208         $452,087
Net income                                               30,581           37,352
Earnings per share  diluted                                0.67             0.73

Sylvan Learning Center Franchises

During March 1998, the Company consummated acquisitions of all of the outstanding common stock of three Sylvan Learning Center franchise businesses in exchange for a total of 79 shares of Sylvan common stock. The acquisitions were accounted for as poolings-of-interest, and accordingly, the Company's consolidated financial statements for periods prior to the mergers have been restated to include the results of operations, financial position and cash flows of these businesses.

Aspect

On May 6, 1998 the Company acquired all of the outstanding common stock of Aspect International Language Schools, B.V. and subsidiaries ("Aspect") in exchange for 2,004 shares of Sylvan common stock. The acquisition was accounted for as a pooling-of-interests, and accordingly, the Company's consolidated financial statements for periods prior to the merger have been restated to include the results of operations, financial position and cash flows of Aspect.

Aspect is a leading provider of English language training programs for college students from non-English speaking companies. Founded in 1992, Aspect delivers intensive English language programs at 27 schools in five countries.

                Sylvan Learning Systems, Inc. and Subsidiaries

                  Notes to Consolidated Financial Statements
        (Dollar and share amounts in thousands, except per share data)


3.   Acquisitions (continued)

Combined and separate results of operations of Sylvan, Aspect and the Sylvan Learning Center Franchises during the years prior to the mergers are as follows:

                                                                     Sylvan
                                   Company Prior                    Learning
                                  to Restatement      Aspect        Centers       Combined
                                 ------------------------------------------------------------
Year ended December 31, 1997
Revenues                                 $246,212       $52,460         $2,339      $301,011
Net income (loss)                          29,434        (1,810)           280        27,904
Earnings per share - diluted                 0.69                                       0.62

Year ended December 31, 1996
Revenues                                 $181,936       $35,938         $2,099      $219,973
Net income                                 14,796           641            317        15,754
Earnings per share - diluted                 0.40                                       0.40

The following table presents the combined and separate results of operations of the companies from January 1, 1998 through the date of merger. The table excludes the Sylvan Learning Centers which were acquired on March 1, 1998 (unaudited):

                                                Sylvan           Aspect          Combined
                                          --------------------------------------------------
Three months ended March 31, 1998
Revenues                                            $75,356         $10,967          $86,323
Net income (loss)                                     5,647          (1,380)           4,267
Earnings per share  diluted                            0.12                             0.09

In connection with the acquisition of Aspect, the Company recorded a $3,730 restructuring charge associated with the merger and integration of the combined operations. These charges consist primarily of contract cancellation costs of $2,600, severance and other employee related costs of $390, and liabilities of $590 incurred to discontinue certain foreign exchange programs of Aspect. The contract cancellation costs are payments made to repurchase master franchise rights under which Sylvan is in default of contractual non-competition provisions as a result of the acquisition of Aspect.

                Sylvan Learning Systems, Inc. and Subsidiaries

                  Notes to Consolidated Financial Statements
        (Dollar and share amounts in thousands, except per share data)


3.    Acquisitions (continued)

Details of the restructuring charge are as follows:

                                                          Paid Through      Balance at
                                            Original      December 31,     December 31,
                                            Accrual           1998             1998
                                       --------------------------------------------------
Contract cancellation costs                      $2,600           $1,100           $1,500
Severance and other employee costs                  390               87              303
Costs to exit foreign exchange program              590              590                -
Other                                               150                -              150
                                       --------------------------------------------------
                                                 $3,730           $1,777           $1,953
                                       ==================================================

It is expected that the remaining unpaid amounts will be paid in 1999.

NAI/Block

Effective December 1, 1997, the Company purchased the assets and liabilities of Block Testing Services L.P. and Block State Testing Services L.P. and also acquired all of the outstanding stock of National Assessment Institute, Inc., (collectively "NAI/Block"), commonly controlled companies engaged in the business of designing, marketing, selling, distributing and administering paper and pencil tests and the licensing of individuals. The consideration for the acquisition was 964 shares of common stock having an aggregate market value of $25,000. The acquisition was accounted for using the purchase method of accounting and goodwill of $27,113 was recorded and is being amortized over a period of 25 years.

I-R, Inc. and Independent Child Study Teams, Inc.

On May 30, 1997, the Company acquired by merger all of the outstanding stock of I-R, Inc. and Independent Child Study Teams, Inc. (collectively, "Educational Inroads") in exchange for 2,121 shares of common stock. I-R, Inc. and Independent Child Study Teams, Inc. were commonly owned by two shareholders that provide remedial and special educational services to public and non-public school systems.

The acquisition was accounted for as a pooling-of-interests and accordingly, the Company's consolidated financial statements for periods prior to the merger have been restated to include the combined results of operations, financial position and cash flows of Educational Inroads.

                Sylvan Learning Systems, Inc. and Subsidiaries

                  Notes to Consolidated Financial Statements
        (Dollar and share amounts in thousands, except per share data)


3.   Acquisitions (continued)

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

The total purchase price of WSI of $21,071 consisted of cash of $4,921; 758 shares of restricted common stock valued at $9,250; 314 shares of unrestricted common stock valued at $5,900 and $1,000 of direct acquisition costs. The sellers may not transfer the restricted stock for a period of three years from the date of issuance, unless the Company, in its sole discretion, removes the restriction. Of the 758 shares of restricted common stock issued to the sellers, 186 shares are held in escrow to indemnify the Company against any subsequent losses resulting from any misrepresentation or breach of certain covenants. The unrestricted common stock held in escrow will be released in varying amounts to the sellers through 2001. Goodwill of $21,163 is being amortized over its estimated useful life of 25 years.

The Company on the closing date of the acquisition entered into option agreements to purchase two franchisees of WSI, and granted the owners of these same franchisees put rights that require, in certain circumstances and at the election by the right holders, the Company to purchase the franchisees. At the Company's option it may purchase the two franchisees at any time during the period from September 1, 2001 through September 1, 2005 for an amount equal to seven times the previous fiscal year's earnings before interest and taxes, adjusted for certain defined items. The franchisees may require the Company to purchase substantially all of their net assets during the same four-year period if defined levels of operating results are met or exceeded at the end of the most recently completed fiscal year. The purchase price is payable 10% in cash and 90% in common stock, or at the Company's option, entirely in cash.

The PACE Group

Effective February 28, 1995, the Company purchased the assets and liabilities of The PACE Group ("PACE"), a provider of educational services to corporations. Under the purchase agreement, additional contingent consideration was payable in an amount equal to 6.5 times PACE's earnings before interest and income taxes
(EBIT) in 1997 as elected by the sellers, determined in accordance with generally accepted accounting principles. EBIT in 1997 was $3,966, resulting in additional consideration of $25,777 of which $14,469 was paid in cash and the remainder in 345 shares of

                Sylvan Learning Systems, Inc. and Subsidiaries

                  Notes to Consolidated Financial Statements
        (Dollar and share amounts in thousands, except per share data)


3.   Acquisitions (continued)

common stock (see Note 8). The Company has recorded this additional consideration as additional goodwill, and is amortizing that amount over the remaining amortization period of 22 years.

Drake Prometric, L.P.

Effective September 30, 1995, the Company acquired Drake Prometric, L.P. ("Drake"), a provider of computer-based certification, licensure and assessment testing programs. The Company acquired Drake for an initial purchase price of $70,600, consisting of $20,000 in cash and 8,571 shares of restricted common stock. The purchase agreement further provided for the payment of contingent consideration to the extent that certain revenue targets relating to portions of the combined computer-based testing business were achieved from 1996 through 1998. In addition, the sellers could receive up to an additional $40,000 of consideration to the extent other revenue targets were achieved in 1998 or 1999, with the measuring year selected by the sellers. As of December 31, 1998, all contingencies surrounding the payment of additional consideration to the sellers were resolved and total contingent consideration of $71,748 was recorded in 1996, 1997 and 1998, consisting of restricted common stock valued at $47,348 and amounts to be paid in cash of $24,400 (see Note 8).

4. Available-For-Sale Securities

The following is a summary of available-for-sale securities (cost approximates fair value):


                                              December 31,
                                             ---------------
                                               1997    1998
                                             -------  ------
Municipal securities funds                   $ 8,200  $   --
Cash reserve fund                             38,246   3,366
Municipal bonds                               36,505   2,800
                                             -------  ------
                                             $82,951  $6,166
                                             =======  ======


The Company has not had any significant realized or unrealized gains or losses on its investments during the periods presented. As of December 31, 1998, the Company has approximately $3,400 of investments that mature within one year, $1,800 of investments that mature between one and five years, and $1,000 of investments that mature beyond five years. These investments are classified as current as the Company views its available-for-sale securities as available for use in its current operations.

                Sylvan Learning Systems, Inc. and Subsidiaries

                  Notes to Consolidated Financial Statements
        (Dollar and share amounts in thousands, except per share data)


5. Investments

Investments in Affiliates

At December 31, 1998 and 1997, the Company's investments in and advances to affiliates consists primarily of its 10% voting interest in Caliber Learning Network, Inc. ("Caliber"), including related loans. Caliber is a publicly-traded company formed for the purpose of providing adults throughout the United States with university-quality continuing education using multimedia technology.

The Company's investment in and advances to Caliber consisted of the following at December 31:

                                              1997         1998
                                           ----------    ----------
Invested capital                              $ 3,936       $14,300
Loans and related interest                      3,362             -
Amounts due for management fee                  2,880           517
                                           ----------    ----------
                                               10,178        14,817
Allocable share of losses from inception       (1,501)       (4,403)
                                           ----------    ----------
                                              $ 8,677       $10,414
                                           ==========    ==========

From its inception in 1996 through December 31, 1997, Caliber relied almost entirely on the Company's resources, systems and personnel for administrative, management, accounting and financial functions. In consideration for these services, the Company charged Caliber a management fee of $2,880 which was paid in May 1998 upon the consummation of Caliber's initial public offering. Although Caliber has developed its own infrastructure, the Company continues to provide to Caliber certain accounting and administrative services. Caliber has agreed to pay an annual management fee of $2,000 in 1998 and 1999 for these services.

During 1997, the Company assigned the leases for 32 testing centers to Caliber
for the use by Caliber in its operations.   Upon assignment of the centers,
Caliber assumed the revenue stream from the ongoing testing operations and paid the Company a fee of $4,000 to manage the continuing testing operations in 1997. During 1997 and 1998, the Company paid Caliber $1,200 and $2,042, respectively, for the administration of computer-based tests at these testing centers.

The Company also maintains investments in and advances to other affiliates totaling $3,787 and $8,118 at December 31, 1997 and 1998, respectively. The Company's allocable share of losses related to these investments for the years ended December 31, 1997 and 1998 was $(647) and $(602), respectively.

                Sylvan Learning Systems, Inc. and Subsidiaries

                  Notes to Consolidated Financial Statements
        (Dollar and share amounts in thousands, except per share data)


5. Investments (continued)

Other Investments

Other investments consist of non-marketable investments in common and preferred stocks of private companies in which the Company does not exercise significant influence. These investments are carried at the lower of cost or estimated net realizable value.

At December 31, 1997 and 1998, other investments consist primarily of an investment in non-voting convertible preferred stock and junior subordinated debentures of JLC Learning Corporation ("JLC"), a company that develops educational software products. At December 31, 1997 and 1998, the Company's investment in JLC was $24,038 and $25,700, respectively. During 1996, 1997 and 1998, the Company recorded dividend income from this investment in the amount of $333, $2,000 and $1,167, respectively.

In November 1998, the Company purchased 53 shares of 6% redeemable convertible preferred stock of The Chauncey Group International, Ltd. ("Chauncey"), a subsidiary of Educational Testing Services ("ETS"), for consideration of $8,000. Chauncey designs, develops and administers occupational, certification and professional assessment programs.

The Company also maintains other investments not readily marketable totaling $3,979 and $10,530 at December 31, 1997 and 1998, respectively.


6.  Net Assets to be Transferred to Joint Venture

On January 1, 1999, the Company entered into an agreement with Chauncey to form Experior Assessments LLC ("Experior"), a joint venture to be engaged in the business of developing and administering state and municipal sponsored licensing and certification programs and other related services. In exchange for a 50% interest in Experior, Sylvan will contribute the net assets of NAI/Block (see
Note 3), excluding certain working capital balances. These net assets will be transferred at historical cost with no gain or loss recorded on the transfer. As of December 31, 1998, the Company has classified the net assets to be contributed to Experior of $31,575 as net assets to be transferred to joint venture in the accompanying consolidated balance sheet.

                Sylvan Learning Systems, Inc. and Subsidiaries

                  Notes to Consolidated Financial Statements
        (Dollar and share amounts in thousands, except per share data)


7.   Long-term Debt


Long-term debt consists of the following:

                                                           December 31,
                                                      ----------------------
                                                        1997          1998
                                                      --------      --------
Long-term revolving credit facility with banks        $     --      $  8,000


Various notes payable bearing interest
    at rates ranging from 8% to 10.75%.                  3,681         5,632
                                                      --------      --------
                                                         3,681        13,632
Less: current portion of  long-term debt                 1,253         1,128
                                                      --------      --------
Total long-term debt                                  $  2,428      $ 12,504
                                                      ========      ========

The revolving credit facility with a group of six banks allows the Company to borrow up to an aggregate of $100,000. Additionally, the Company has been pre-approved to increase the aggregate borrowings by $50,000 in increments of $10,000. Outstanding borrowings under this facility are unconditionally guaranteed by a pledge of the capital stock of the Company's subsidiaries, and are due on December 31, 2003. Outstanding borrowings bear interest at either the prime rate, the federal funds rate plus 0.5%, or rates based on the Eurodollar rate plus a contractual margin. As of December 31, 1998, $8,000 of prime rate borrowings bearing interest at 7.75% were outstanding. Effective January 7, 1999, the borrowings began to bear interest at 6.06%, based on the Eurodollar rate.

                Sylvan Learning Systems, Inc. and Subsidiaries

                  Notes to Consolidated Financial Statements
        (Dollar and share amounts in thousands, except per share data)


8.   Due to Shareholders of Acquired Companies


Due to shareholders of acquired companies consists of the following (see also
Note 3):

                                                                          December 31,
                                                             ----------------------------------------
                                                                   1997                     1998
                                                             ----------------------------------------
Amounts payable to former owners of NAI/Block, paid
   in 964 shares of common stock in January 1998                   $ 25,000         $               -
Amounts payable to former shareholder of Canter in cash                   -                    16,319
Amounts payable to former shareholder of Canter in 535
   shares of common stock                                                 -                    12,239
Amounts payable to former shareholders of WSI in cash                   262                         -
Amounts payable to former shareholders of PACE in cash               13,532                         -
Amounts payable to former shareholders of PACE,
   paid in 345 shares of common stock in April 1998                  11,309                         -
Amounts payable to former shareholders of Drake, paid in
   1,071 shares of common stock in April 1998                        20,057                         -
Amounts payable to former shareholders of Drake in cash                   -                    24,400
                                                          -----------------       -------------------
                                                                     70,160                    52,958
Less:  current portion                                              (13,794)                  (40,719)
                                                          -----------------       -------------------
                                                                   $ 56,366                  $ 12,239
                                                          =================       ===================


9.   Leases


The Company conducts all of its operations from leased facilities. These facilities include the Company's corporate headquarters and other office locations, warehouse space, certain testing sites, and Company-owned learning centers. The terms of substantially all of these leases are five years or less, with the exception of the Company's corporate headquarters, which has a lease term of ten years, and generally contain renewal options. The Company also leases certain equipment under operating leases of 36 months or less. Future minimum lease payments at December 31, 1998 by year and in the aggregate, under all non-cancelable operating leases are as follows:

    Years ending December 31:

           1999                           $16,298
           2000                            14,620
           2001                            11,357
           2002                             9,762
           2003                             8,452
           Thereafter                      23,333
                                          -------
                                          $83,822
                                          =======

                Sylvan Learning Systems, Inc. and Subsidiaries

                  Notes to Consolidated Financial Statements
        (Dollar and share amounts in thousands, except per share data)


9.   Leases (continued)

Rent expense under all cancelable and non-cancelable leases was approximately $7,500, $9,500 and $13,600 for the year ended December 31, 1996, 1997 and 1998, respectively.

10.    Contingencies

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

11.    Fair Value of Financial Instruments

The fair value of the Company's financial instruments, which consist primarily of cash and cash equivalents, accounts and notes receivable, available-for-sale investments, accounts payable, due to shareholders of acquired companies (cash portion), and short and long-term debt, approximate their carrying amounts reported in the consolidated balance sheets.

It was not practical to estimate the fair value of the Company's other investments because of the lack of quoted market prices of the underlying equity securities and the inability to determine fair value without incurring excessive costs. Management does not believe that the value of these investments has been impaired.

12.    Stock Options

The Company has five stock options plans that provide for the granting of stock options to employees, officers and directors. The 1998 Stock Incentive Plan ("1998 Plan") is the only plan with significant stock option awards available for grant. Prior plans have outstanding stock options at December 31, 1998.
The 1998 Plan allows for the grant of up to 3,750 shares of common stock in the form of incentive and non-qualified stock options, stock appreciation rights, stock awards, phantom stock awards, convertible securities and performance
awards that expire six years  after  the  date  of  grant.   During  1998,  non-
qualified  options  to  purchase 1,095 shares of

                Sylvan Learning Systems, Inc. and Subsidiaries

                  Notes to Consolidated Financial Statements
        (Dollar and share amounts in thousands, except per share data)


12.  Stock Options (continued)

common stock were granted under the 1998 Plan. Options outstanding under all of the Company's stock option plans have been granted at prices which are equal to the market value of the stock on the date of grant and vest ratably over periods not exceeding six years.

During 1997, the Company established the Sylvan Technology Center Stock Option Plan ("the STC Plan") for the franchisee owners of Sylvan Technology Centers. The STC Plan provides for the granting of stock options to purchase up to 450 shares of common stock. During 1997, 317 options were granted that vest ratably over a three-year period and expire 10 years after the date of grant or on the date of cessation of operations of the center. The fair value of these options, determined using the Black-Scholes option valuation model, was $1,386, of which $550 and $539 of expense was recognized in 1997 and 1998, respectively, with the remainder to be recognized in expense over the next two years as the options vest.

The following table summarizes the stock option activity of the Company.


                                                       1996                         1997                         1998
                                     --------------------------------------------------------------------------------------------
                                                             Weighted                     Weighted                     Weighted
                                                             Average                      Average                      Average
                                                             Exercise                     Exercise                     Exercise
                                              Options         Price         Options        Price         Options        Price
                                     --------------------------------------------------------------------------------------------
Outstanding at beginning of
   year                                            4,853         $ 5.13         6,921         $ 8.71         6,935         $13.75
Granted                                            2,772          14.61         1,714          23.73         2,989          26.77
Exercised                                           (577)          7.25        (1,621)          2.92          (659)          9.92
Forfeited                                           (127)          7.47           (79)         11.83          (198)         17.03
                                     --------------------------------------------------------------------------------------------
Outstanding at end of year                         6,921         $ 8.71         6,935         $13.75         9,067         $17.86
                                     ============================================================================================

Exercisable at end of year                         2,688         $ 4.45         2,691         $ 8.51         3,584         $10.80
                                     ============================================================================================
Weighted-average fair value of
    options granted during the year                              $ 5.55                       $ 7.15                       $11.26
                                                        ===============              ===============              ===============

                Sylvan Learning Systems, Inc. and Subsidiaries

                  Notes to Consolidated Financial Statements
        (Dollar and share amounts in thousands, except per share data)


12.    Stock Options (continued)

Exercise prices for options outstanding as of December 31, 1998 ranged from $3.48 to $31.25 as follows:


                                                        Weighted
                                      Weighted          Average                           Weighted
                                       Average         Remaining                           Average
                                      Exercise        Contractual                         Exercise
                                      Prices of         Life of                           Prices of
    Range of        Outstanding      Outstanding      Outstanding       Exercisable      Exercisable
 Exercise Prices      Options          Options          Options           Options          Options
------------------------------------------------------------------------------------------------------
  $3.48-$6.08               1,245            $4.48     0.9 years                1,223            $4.45
------------------------------------------------------------------------------------------------------
  $6.78-$11.62                850             9.17     2.7 years                  605             9.02
------------------------------------------------------------------------------------------------------
 $13.55-$19.77              2,948            15.30     5.9 years                1,563            14.58
------------------------------------------------------------------------------------------------------
 $21.50-$31.25              4,024            25.71     6.1 years                  193            26.02
------------------------------------------------------------------------------------------------------

For the years ended December 31, 1996, 1997 and 1998, pro forma net income and earnings per share information required by Statement 123 has been determined as if the Company had accounted for its stock options using the fair value method. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 1996, 1997 and 1998: risk-free interest rate of 6.00%, dividend yield of 0%, volatility factors of the expected market price of the Company's common stock of .399, .280 and .360, respectively, and an expected life of granted options which varies from four to six years depending upon the vesting period.

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information follows:

                                      1996       1997       1998
                                   ---------  ---------  ----------
Pro forma net income                 $12,896    $24,477     $25,446
Pro forma earnings per share:
 Basic                                  0.35       0.58        0.52
 Diluted                                0.33       0.55        0.50


                Sylvan Learning Systems, Inc. and Subsidiaries

                  Notes to Consolidated Financial Statements
        (Dollar and share amounts in thousands, except per share data)


13.    Impairment Loss

In May 1997, the Company determined that certain assets of Sylvan Prometric were impaired as a result of certain strategic changes that were made as a result of pursuing the National Education Corporation ("NEC") acquisition (see Note 14). During and after the acquisition negotiations with NEC, the Company developed certain plans that resulted in required changes in both software systems and hardware currently utilized in Sylvan Prometric's network of centers. The plans continued to be valid for the Company even after the NEC acquisition was terminated. The impaired assets, consisting of computer equipment and software, were impaired as a result of changes in the technical requirements and specifications of certain computer hardware and software. The amount of the impairment loss was determined by evaluating the likely sales proceeds from the disposition of the assets compared to their book value. The Company determined that it was unlikely that the net cash proceeds from the sale of any assets would be significant, and therefore recorded an impairment loss equal to the net book value of the assets of $4,000. During 1998, these assets were disposed of for no significant consideration.


14.  Termination Fee

In March 1997, the Company and NEC executed a definitive agreement pursuant to which the Company was to acquire NEC. In May 1997, NEC accepted the offer of Harcourt General, Inc. to acquire all of the stock of NEC which resulted in the termination of NEC's agreement with the Company and NEC's payment to the Company of the $30,000 termination fee required by that agreement. The Company also incurred $1,500 of expenses in connection with the NEC transaction, and reported the net termination fee of $28,500 in 1997.

15.  Contributions


During 1997, the Company made certain cash expenditures and common stock contributions resulting in an aggregate expense to the Company of approximately $21,500. The $21,500, recorded as operating expenses, was attributable to contributions of (i) $3,000 in cash and common stock valued at $7,000 to IT Training Marketing Company, a nonprofit corporation whose sole purpose is to fund promotional and channel support programs for the Sylvan Prometric distribution channel, (ii) common stock valued at $5,000 to SLC National Advertising Fund, Inc., a nonprofit corporation whose sole purpose is to develop and fund advertising programs for the Sylvan Learning Centers and (iii) common stock valued at $6,500 to Sylvan Learning Foundation, a nonprofit foundation formed to promote various educational pursuits.

                Sylvan Learning Systems, Inc. and Subsidiaries

                  Notes to Consolidated Financial Statements
        (Dollar and share amounts in thousands, except per share data)



16.  Income Taxes

Significant components of the provision for income taxes are as follows:

                              Year ended  December 31,
                              -------------------------
                               1996     1997     1998
                              ------  -------   -------
Current:
 Federal                      $5,078  $ 8,956   $12,367
 Foreign                         550    1,292     1,521
 State                         1,403    1,618     2,865
                              ------  -------   -------
Total current                  7,031   11,866    16,753

Deferred (benefit):
 Federal                       1,773    3,396     1,083
 Foreign                           -      306     3,097
 State                           335      852       649
                              ------  -------   -------

Total deferred                 2,108    4,554     4,829
                              ------  -------   -------
Total provision               $9,139  $16,420   $21,582
                              ======  =======   =======

For the year ended December 31, 1996, 1997 and 1998, foreign income before income taxes was $3,800, $12,900 and $16,470, respectively.

The Company uses the liability method to account for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax assets and liabilities are as follows:



                                            Year ended December 31,

                                            -----------------------
                                             1997              1998
                                            -------         -------
Deferred tax assets:
  Net operating loss carryforwards          $   765         $   252
  Loss on impairment of assets                  779             483
  Deferred revenue                              630           1,018
  Allowance for doubtful accounts               548             853
  Advertising costs                           5,305           2,360
  Amortization of intangible assets             643             204
  Equity share of losses from affiliates        827           2,115
  Charitable contribution carryforward        2,425           1,535
  Tax credit carryforwards                      926           1,154
  Other                                         538           1,329
                                            -------         -------
 Total deferred tax assets                   13,386          11,303


                Sylvan Learning Systems, Inc. and Subsidiaries

                  Notes to Consolidated Financial Statements
        (Dollar and share amounts in thousands, except per share data)


16.  Income Taxes (continued)

                                             Year ended December 31,
                                         --------------------------------
                                              1997              1998
                                         ---------------  ---------------
Deferred tax liabilities:
     Deferred contract costs                    2,066               917
     Contract rights                              170                79
     Depreciation                               1,755             1,521
     Deferred income                           11,388            11,670
     Accrued receivables                          559             1,136
     Other                                        565               720
                                              -------           -------
   Total deferred tax liabilities              16,503            16,043
                                              -------           -------
   Net future income tax liabilities           (3,117)           (4,740)
   Valuation allowance for deferred
     tax assets                                  (765)             (252)
                                              -------           -------
   Net deferred tax liabilities               $(3,882)          $(4,992)
                                              =======           =======


The net operating loss carryforwards at December 31, 1998 are related to a subsidiary of the Company, and are available only to offset future taxable income of the subsidiary. These net operating loss carryforwards will begin to expire in 2007.

The reconciliation of the reported income tax expense to the amount that would result by applying the U.S. federal statutory tax rates (34% in 1996 and 1997, 35% in 1998) to income before income taxes is as follows:



                                                     Year ended December 31,
                                                    --------------------------
                                                     1996      1997      1998
                                                    ------   -------   -------
Tax expense at U.S. statutory rate                  $8,464   $15,070   $20,052
Permanent differences                                  813     2,662     1,237
State income tax expense, net of
 federal tax benefit                                 1,130     1,555     2,284
Tax effect of foreign income taxed at lower rate      (734)   (3,244)   (1,852)
Utilized tax credits                                  (254)        -         -
Other                                                 (280)      377      (139)
                                                    ------   -------   -------
                                                    $9,139   $16,420   $21,582
                                                    ======   =======   =======

                Sylvan Learning Systems, Inc. and Subsidiaries

                  Notes to Consolidated Financial Statements
        (Dollar and share amounts in thousands, except per share data)


17. Earnings Per Share

The following table summarizes the computations of basic and diluted earnings per share:

                                                  Year ended December 31,
                                                 -------------------------
                                                  1996     1997     1998
                                                 -------  -------  -------
Numerator used in basic and diluted
  earnings per common share:
   Net income                                    $15,754  $27,904  $35,709
                                                 =======  =======  =======

Denominator:
 Denominator for basic earnings per common
  share weighted average shares                   36,626   42,412   48,962

  Effect of dilutive securities:
   Employee stock options                          2,069    1,850    2,151
   Common stock contingently issuable                268      628      173
                                                 -------  -------  -------

   Total dilutive potential common shares          2,337    2,478    2,324
                                                 -------  -------  -------

  Denominator for diluted earnings per common
   share weighted average shares and
   assumed conversions                            38,963   44,890   51,286
                                                 =======  =======  =======

Earnings per common share, basic                 $  0.43  $  0.66  $  0.73

Earnings per common share, diluted               $  0.40  $  0.62  $  0.70

18.    Shares Reserved For Future Issuance

The Company as of December 31, 1998 has reserved 9,602 shares of common stock for future issuance upon the exercise of all outstanding stock options and the issuance of shares of common stock in connection with purchase business combinations.


19.    Major Customers and Concentration of Credit Risk

The Company has an agreement with ETS to be the exclusive commercial provider of ETS domestic computer-based tests through the year 2005. The contract to provide international computer-based tests runs through the year 2003. The international testing contract with ETS stipulates that the Company will be compensated for its services for a fee equal to approved costs

                Sylvan Learning Systems, Inc. and Subsidiaries

                  Notes to Consolidated Financial Statements
        (Dollar and share amounts in thousands, except per share data)


19.    Major Customers and Concentration of Credit Risk (continued)


plus 10 percent, and the Company recognizes revenues accordingly. Operating costs under the contract are paid at cost plus 10 percent on a monthly basis by ETS. Total revenues from ETS represented approximately 8.9%, 11.3% and 12.4% of consolidated revenues for the years ended December 31, 1996, 1997 and 1998, respectively.

The Company's information technology testing business is highly concentrated with two customers. These customers contributed approximately 25.7%, 13.1% and 12.0% to consolidated revenues for the year ended December 31, 1996, 1997 and 1998, respectively. The Company expects the contracts with these two customers to be renewed at the expiration date of the current contracts. The failure of these contracts to be renewed under similar terms would have a detrimental effect on future operating results and significantly impair the Company's ability to recover the remaining goodwill related to this business of approximately $130,886.

Financial instruments which potentially subject the Company to credit risk are investments in available-for-sale securities, accounts receivable and notes receivable. The Company maintains an allowance for losses on receivables based on the collectibility of all amounts owed. The Company generally does not require collateral for trade receivables. Notes receivable are generally collateralized by assets of the debtors. At December 31, 1998, the Company does not have any significant concentrations of credit risk.

20.  Defined Contribution Retirement Plan

The Company sponsors a defined contribution retirement plan under section 401(k) of the Internal Revenue Code. The provisions of this plan allow for voluntary employee contributions, subject to certain annual limitations, and discretionary Company contributions which are allocated to eligible participants based upon compensation. All employees are eligible after meeting certain service requirements. The Company made discretionary contributions to this plan of $248 in 1997 and $315 in 1998.

21.  Business and Geographic Segment Information

Description of Services From Which Each Reportable Segment Derives its Revenues

The Company provides lifelong educational services through three distinct operating segments. The Sylvan Learning Centers division provides personalized instructional services to students of all ages and skill levels, through its network of franchised and Company-owned learning centers located in 49 states, five Canadian provinces, Hong Kong and Guam. The Sylvan Contract Educational Services division provides educational services and professional development to children and adults through contracts with school systems and other organizations. These services

                Sylvan Learning Systems, Inc. and Subsidiaries

                  Notes to Consolidated Financial Statements
        (Dollar and share amounts in thousands, except per share data)


21.  Business and Geographic Segment Information (continued)

to children are delivered at over 700 schools and in the case of its professional development services for adults, at the contracting parties' facilities. The Sylvan Prometric division delivers computer-based testing for academic admissions and professional certification programs through a network of computer testing centers located throughout the world, and includes the operations of Wall Street Institute and Aspect. Wall Street Institute is a European-based franchisor and operator of learning centers for English language instruction that will administer certain computer-based testing programs throughout Europe and Latin America. Aspect is an international provider of intensive English language instruction to professionals worldwide through its 27 language schools in five countries.

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

The following table sets forth information on the Company's reportable segments:

                                             Year Ended December 31,  1996
                             ---------------------------------------------------------

                                  Sylvan         Sylvan Contract
                             Learning Centers  Educational Services   Sylvan Prometric
                             ----------------  --------------------   ----------------
Revenues                          $38,898          $  58,186             $122,889
Depreciation and
 amortization                         998              1,940                9,729
Segment profit                     11,456              4,727               15,971
Segment assets                     14,432             27,496              171,683
Expenditures for long-
 lived assets                         914              2,690                7,197

                Sylvan Learning Systems, Inc. and Subsidiaries

                  Notes to Consolidated Financial Statements
        (Dollar and share amounts in thousands, except per share data)


21.       Business and Geographic Segment Information (continued)

                                             Year Ended December 31,  1997
                             ---------------------------------------------------------
                                  Sylvan         Sylvan Contract
                             Learning Centers  Educational Services   Sylvan Prometric
                             ----------------  --------------------   ----------------
Revenues                           $46,629           $  66,582            $187,800
Depreciation and
 amortization                          756               1,614              14,002
Loss on impairment of
 assets                                  -                   -               4,000
Unusual item - contribution
 to marketing fund                       -                   -              10,000
Significant non-cash
 charges (advertising)               5,000                   -                   -
Segment profit                       7,443              10,230              15,815
Segment assets                      22,309              57,064             275,522
Expenditures for long-
 lived assets                        1,688               4,661              19,861


                                             Year Ended December 31,  1998
                             ---------------------------------------------------------
                                  Sylvan         Sylvan Contract
                             Learning Centers  Educational Services   Sylvan Prometric
                             ----------------  --------------------   ----------------
Revenues                           $64,754            $ 100,519          $ 275,057
Depreciation and
 amortization                        1,565                5,762             23,016
Unusual item - transaction
 costs                                   -                    -              5,000
Restructuring charges                    -                    -              3,730
Segment profit                      19,339               14,649             37,999
Segment assets                      56,841              127,276            391,434
Expenditures for long-
 lived assets                        2,274                8,607             42,732

                Sylvan Learning Systems, Inc. and Subsidiaries

                  Notes to Consolidated Financial Statements
        (Dollar and share amounts in thousands, except per share data)


21.  Business and Geographic Segment Information (continued)


The following tables reconcile the reported information on segment profit and assets to income before income taxes and total assets reported in the statements of income and balance sheets for the years ended December 31, 1996, 1997 and 1998:

                                     1996       1997       1998
                                   ---------  ---------  ---------
Total profit for
 reportable segments               $ 32,154   $ 33,488   $ 71,987
Corporate general and
 administrative expense              (8,049)   (19,693)   (15,530)
Other income (expense),
 net of direct costs                    788     30,529        834
                                   --------   --------   --------

Income before income taxes         $ 24,893   $ 44,324   $ 57,291
                                   ========   ========   ========


                                     1996       1997       1998
                                   ---------  ---------  ---------
Segment assets                     $213,611   $354,895   $575,551
Cash and available for sale
 securities - corporate              27,381     86,631      5,967
Deferred income taxes                   620      3,755      1,832
Property, plant and equipment -
 Corporate                            5,249      6,810      9,746
Investments in and advances
 to affiliates                        5,896     12,464     13,919
Other investments                    22,220     28,017     40,372
Other non-segment assets              3,102      4,207     12,409
                                   --------   --------   --------

Total assets                       $278,079   $496,779   $659,796
                                   ========   ========   ========

Included in corporate general and administrative expense for the year ended December 31, 1997 was a contribution of the Company's common stock valued at $6,500 as discussed in Note 15 to these financial statements.

Depreciation and amortization expense in the amounts of $1,289, $2,489 and $1,980 were charged to corporate departments during the year ended December 31, 1996, 1997 and 1998, respectively. Expenditures for corporate long-lived assets were $4,065, $4,754 and $4,681 during the year ended December 31, 1996, 1997 and 1998, respectively.

                Sylvan Learning Systems, Inc. and Subsidiaries

                  Notes to Consolidated Financial Statements
        (Dollar and share amounts in thousands, except per share data)


21.    Business and Geographic Segment Information (continued)


Enterprise-Wide Disclosures - Information on Geographic Areas

                                   Year Ended December 31, 1996     .
                                   ----------------------------
                                   Revenues   Long-lived Assets
                                   ---------  -----------------
United States                       $165,539       $25,679
Foreign countries - total             54,434         7,502
                                    --------       -------
Consolidated total                  $219,973       $33,181
                                    ========       =======

                                   Year Ended December 31, 1997     .
                                   ----------------------------
                                   Revenues   Long-lived Assets
                                   ---------  -----------------
United States                       $212,336        $40,182
Foreign countries - total             88,675         11,185
                                    --------        -------

Consolidated total                  $301,011        $51,367
                                    ========        =======

                                   Year Ended December 31, 1998     .
                                   ----------------------------
                                   Revenues   Long-lived Assets
                                   ---------  -----------------
United States                       $313,043        $73,128
Foreign countries - total            127,287         24,753
                                    --------        -------
Consolidated total                  $440,330        $97,881
                                    ========        =======

Revenues are attributed to countries based on the location of the customer. Revenues from individual foreign countries did not exceed 10% of consolidated revenues in any of the years presented. Long-lived assets domiciled in individual foreign countries did not exceed 10% of consolidated long-lived assets in any of the years presented. Note 19 to the financial statements contains information about major customers of the Company.

                Sylvan Learning Systems, Inc. and Subsidiaries

                  Notes to Consolidated Financial Statements
        (Dollar and share amounts in thousands, except per share data)


22.    Supplemental Cash Flow Information

Interest payments were approximately $1,300, $800 and $900 for the year ended December 31, 1996, 1997 and 1998, respectively. Income tax payments were $4,200, $2,700 and $8,600 for the year ended December 31, 1996, 1997, and 1998, respectively.

In connection with the 1998 acquisitions of Canter and Schulerhilfe for combined consideration of $44,082, the Company acquired assets with a fair value of $50,465 and assumed liabilities of $6,383.

In connection with the 1997 acquisition of NAI/Block for total consideration of $25,000, the Company acquired assets with a fair value of $29,616 and assumed liabilities of $4,616.

In connection with the 1996 acquisition of WSI for total consideration of $21,071, the Company acquired assets with a fair value of $24,101 and assumed liabilities of $3,030.

23.   Quarterly Financial Data (Unaudited)

                                                         Quarter ended
                                  ---------------------------------------------------
                                  March 31,   June 30,   September 30,   December 31,
                                    1997        1997         1997            1997
                                  ---------   --------   -------------   ------------
  Operating revenues                $61,406   $ 69,510         $71,960        $98,135
  Operating expenses                 57,061     83,810          61,302         81,043
  Loss on impairment of assets           --      4,000              --             --
                                    -------   --------         -------        -------

  Operating income (loss)             4,345    (18,300)         10,658         17,092

  Non-operating items, net              333     28,933             805            458
                                    -------   --------         -------        -------

  Income before income taxes          4,678     10,633          11,463         17,550
  Income taxes                       (1,953)    (3,916)         (3,993)        (6,558)
                                    -------   --------         -------        -------

  Net income                        $ 2,725   $  6,717         $ 7,470        $10,992
                                    =======   ========         =======        =======

  Net income per common share:
     Basic                          $  0.07   $   0.17         $  0.17        $  0.24
                                    =======   ========         =======        =======
     Diluted                        $  0.06   $   0.16         $  0.16        $  0.22
                                    =======   ========         =======        =======

  Shares used in computation:
     Basic                           40,152     40,332          43,702         45,517
                                    =======   ========         =======        =======
     Diluted                         42,960     42,747          45,966         49,101
                                    =======   ========         =======        =======


                Sylvan Learning Systems, Inc. and Subsidiaries

                  Notes to Consolidated Financial Statements
        (Dollar and share amounts in thousands, except per share data)


23.  Quarterly Financial Data (Unaudited) (continued)

During the second quarter of 1997, the Company recognized an impairment loss of $4,000, income from a termination fee of $28,500 and recorded expense related to contributions which totaled $21,500. These transactions are described in Notes 13, 14 and 15, respectively.

The net effect of the above non-recurring items was an increase in pre-tax income of $3,000 and net income of $1,900, or $.04 per diluted share.

Diluted earnings per common share for the year ended December 31, 1997 is $0.62. The total diluted earnings per common share derived from the addition of the quarterly amounts in 1997 is $0.60. This difference is caused by differences in the estimated effect of contingently issuable shares related to the acquisition of PACE in the quarterly periods as compared to the annual period.

                                                 Quarter ended
                                  ---------------------------------------------------
                                  March 31,   June 30,   September 30,   December 31,
                                     1998       1998          1998           1998
                                  ---------    -------   -------------   ------------
  Operating revenues                $86,323    $99,328        $109,701       $144,978
  Operating expenses                 80,108     89,384          89,386        116,265
  Transaction costs                      --      5,000              --             --
  Restructuring costs                    --      3,730              --             --
                                    -------    -------        --------       --------

  Operating income                    6,215      1,214          20,315         28,713

  Non-operating items, net              367        147            (690)         1,010
                                    -------    -------        --------       --------

  Income before income taxes          6,582      1,361          19,625         29,723
  Income taxes                       (2,315)    (2,839)         (6,323)       (10,105)
                                    -------    -------        --------       --------

  Net income                        $ 4,267    $(1,478)       $ 13,302       $ 19,618
                                    =======    =======        ========       ========

  Net income per common share:
     Basic                          $  0.09     $(0.03)       $   0.27       $   0.39
                                    =======    =======        ========       ========
     Diluted                        $  0.09     $(0.03)       $   0.26       $   0.37
                                    =======    =======        ========       ========

  Shares used in computation:
     Basic                           47,760     48,185          48,535         50,592
                                    =======    =======        ========       ========
     Diluted                         49,926     48,185          50,596         53,334
                                    =======    =======        ========       ========

During the year ended December 31, 1998, the Company recognized certain non-recurring expenses related to the merger with ASPECT. These expenses include $5,000 of transaction-related costs, such as legal, accounting and advisory fees, and $3,730 of costs, classified in the financial statements as restructuring costs that relate to the integration of ASPECT with Sylvan.

                Sylvan Learning Systems, Inc. and Subsidiaries

                  Notes to Consolidated Financial Statements
        (Dollar and share amounts in thousands, except per share data)


23.  Quarterly Financial Data (Unaudited) (continued)

The net effect of the above non-recurring items was a decrease in pre-tax income of $8,730 and net income of $7,857, or $0.15 per diluted share.

Diluted earnings per common share for the year ended December 31, 1998 is $0.70. The total diluted earnings per common share derived from the addition of the quarterly amounts in 1998 is $0.69. This difference is caused by the effect of in-the-money options and warrants and contingently issuable shares which were excluded from the second quarter computation because the effect was anti-dilutive, but included in the annual computation because the effect was dilutive.