Form 10-Q
period 1999-03-31
SYLVAN LEARNING SYSTEMS INC
filed 1999-05-17
CIK 912766

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q



[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarter ended March 31, 1999 or
                                                --------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to
     __________.

                 Commission File Number       0-22844
                                              -------

                         SYLVAN LEARNING SYSTEMS, INC.
                         -----------------------------
             (Exact name of registrant as specified in its charter)


                        Maryland                          52-1492296
             -------------------------------              ----------
             (State or other jurisdiction of           (I.R.S. Employer
             incorporation or organization)          Identification No.)


       1000 Lancaster Street, Baltimore, Maryland           21202
       ------------------------------------------           -----
         (Address of principal executive offices)         (Zip Code)


      Registrant's telephone number, including area code:  (410)843-8000
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

The registrant had 51,743,652 shares of Common Stock outstanding as of April 30, 1999.

                         SYLVAN LEARNING SYSTEMS, INC.
                         -----------------------------


                                     INDEX
                                     -----

                                                                         Page No.
                                                                         --------

PART I. - FINANCIAL INFORMATION

      Item 1.  Financial Statements (Unaudited)

               Consolidated Balance Sheets - December 31, 1998 and
                 March 31, 1999............................................   3

               Consolidated Statements of Income - Three months ended
                 March 31, 1998, three months ended March 31, 1999.........   5

               Consolidated Statements of Cash Flows - Three months ended
                 March 31, 1998, three months ended March 31, 1999.........   6

               Notes to Unaudited Consolidated Financial Statements
                 March 31, 1999............................................   7

      Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.......................  11

PART II. - OTHER INFORMATION

      Item 6.  Exhibits and Reports on Form 8-K............................  18


      SIGNATURES...........................................................  18

Sylvan Learning Systems, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except per share data)

                                                                       December 31,                 March 31,
                                                                          1998                        1999
                                                                   ------------------         ------------------
                                                                                                  (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                                        $          33,170           $         29,432
  Available-for-sale securities                                                6,166                      6,694

  Receivables:
    Accounts receivable                                                       71,248                     64,447
    Costs and estimated earnings in excess of billings
      on uncompleted contracts                                                 7,806                      8,098
    Notes receivable from tuition financing                                    2,977                      3,483
    Other notes receivable                                                     8,922                      4,415
    Other receivables                                                          2,404                      2,277
                                                                   ------------------         ------------------
                                                                              93,357                     82,720
    Allowance for doubtful accounts                                           (2,963)                    (3,548)
                                                                   ------------------         ------------------
                                                                              90,394                     79,172

  Inventory                                                                    9,841                      9,744
  Deferred income taxes                                                        1,831                      1,831
  Prepaid expenses                                                            10,093                     11,999
  Other current assets                                                         1,843                      2,772
                                                                   ------------------         ------------------
Total current assets                                                         153,338                    141,644

Notes receivable from tuition financing, less current portion                  3,415                      4,006
Other notes receivable, less current portion                                   9,882                      9,621
Costs and estimated earnings in excess of billings
  on uncompleted contracts, less current portion                                 637                        395

Property and equipment:
  Land and buildings                                                           9,917                     10,029
  Furniture and equipment                                                    111,490                    122,512
  Leasehold improvements                                                      13,156                     13,187
                                                                   ------------------         ------------------
                                                                             134,563                    145,728
  Accumulated depreciation                                                   (36,682)                   (42,231)
                                                                   ------------------         ------------------
                                                                              97,881                    103,497

 Intangible assets:
  Goodwill                                                                   292,693                    305,382
  Contract rights                                                             13,973                     13,973
  Other                                                                        3,111                      2,777
                                                                   ------------------         ------------------
                                                                             309,777                    322,132
   Accumulated amortization                                                  (26,322)                   (29,787)
                                                                   ------------------         ------------------
                                                                             283,455                    292,345

Deferred contract costs, net of accumulated amortization
  of $11,740 as of December 31, 1998 and $12,422
  as of March 31, 1999                                                        10,255                      7,968

Investments in and advances to affiliates                                     18,532                     53,239
Other investments                                                             44,230                     46,027
Net assets to be transferred to joint venture                                 31,575                          -
Other assets                                                                   6,596                      8,934
                                                                   ------------------         ------------------
Total assets                                                       $         659,796           $        667,676
                                                                   ==================         ==================

Sylvan Learning Systems, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except per share data)

                                                                    December 31,                March 31,
                                                                        1998                      1999
                                                                 -----------------         ------------------
                                                                                               (Unaudited)
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable and accrued expenses                          $         57,177          $          53,500
  Income taxes payable                                                     11,784                     10,150
  Current portion of long-term debt                                         1,128                      1,101
  Current portion of due to shareholders of
   acquired companies                                                      40,719                     17,940
  Deferred revenue                                                         27,411                     33,427
  Other current liabilities                                                    19                         15
                                                                 -----------------         ------------------
Total current liabilities                                                 138,238                    116,133

Long-term debt, less current portion                                       12,504                     14,121
Deferred income taxes                                                       6,961                      7,083
Due to shareholders of acquired companies,
   less current portion                                                    12,239                     32,517
Other long-term liabilities                                                 1,021                      1,122
                                                                 -----------------         ------------------
Total liabilities                                                         170,963                    170,976

Stockholders' equity:
 Preferred stock, par value $.01 per share--authorized
    10,000 shares, no shares issued and outstanding
    as of December 31, 1998 and March 31, 1999                                  -                          -
  Common stock, par value $.01 per share--authorized
    90,000 shares, issued and outstanding shares of 50,952
    as of December 31, 1998 and 51,165
    as of March 31, 1999                                                      510                        512
  Additional paid-in capital                                              410,694                    413,767
  Retained earnings                                                        75,852                     81,232
  Accumulated other comprehensive income                                    1,777                      1,189
                                                                 -----------------         ------------------
Total stockholders' equity                                                488,833                    496,700
                                                                 -----------------         ------------------


Total liabilities and stockholders' equity                       $        659,796          $         667,676
                                                                 =================         ==================

See accompanying notes.

Sylvan Learning Systems, Inc. and Subsidiaries
Consolidated Statements of Income (Unaudited)
(Amounts in thousands, except per share data)

                                                                    Three months ended
                                                                        March 31,
                                                           -------------------------------------
                                                                  1998                1999
                                                           -------------------------------------
Revenues                                                   $         86,323    $        123,778

Cost and expenses
Direct costs                                                         76,781             108,201
General and administrative expense                                    3,327               4,724
                                                           -----------------   -----------------
Total expenses                                                       80,108             112,925
                                                           -----------------   -----------------

Operating income                                                      6,215              10,853

Other income (expense)
Investment and other income                                           1,713                 311
Interest expense                                                       (169)               (768)
Equity in net loss of affiliates                                     (1,177)                (84)
                                                           -----------------   -----------------
Income before income taxes and cumulative effect
   of accounting change                                               6,582              10,312
Income taxes                                                         (2,315)             (3,505)
                                                           -----------------   -----------------
Income before cumulative effect
    of accounting change                                              4,267               6,807
Cumulative effect of accounting change,
    net of income taxes of $682                                           -              (1,323)
                                                           -----------------   -----------------
Net income                                                 $          4,267    $          5,484
                                                           =================   =================


Earnings per common share, basic and diluted:
    Income before cumulative effect
       of accounting change                                $           0.09    $           0.13
    Cumulative effect of accounting change                                -               (0.03)
                                                           -----------------   -----------------
    Net income                                             $           0.09    $           0.10
                                                           =================   =================

See accompanying notes.

Sylvan Learning Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(Amounts in thousands)

                                                                                       Three months ended
                                                                                            March 31,
                                                                           --------------------------------------------
                                                                                  1998                    1999
                                                                           --------------------------------------------
Operating activities
Net income                                                                 $             4,267      $        5,484
     Adjustments to reconcile net income to net cash
       provided by operating activities:
           Depreciation                                                                  2,972               5,420
           Amortization                                                                  3,399               4,848
           Cumulative effect of accouting change                                             -               2,005
           Non-cash dividend income                                                       (500)                  -
           Deferred income taxes                                                            (7)                  -
           Equity in net loss of affiliates                                              1,177                  84
           Non-cash issuance of options to non-employees                                     -                  60
           Changes in operating assets and liabilities:
             Accounts and notes receivable                                               9,721              10,950
             Cost and estimated earnings in excess of billings
               on uncompleted contracts                                                 (2,372)                (49)
             Inventory                                                                    (730)                 24
             Prepaid expenses and other current assets                                    (840)             (2,785)
             Accounts payable and accrued expenses                                         486              (4,382)
             Income taxes payable                                                            -                (283)
             Deferred revenue and other current liabilities                             (2,722)              5,727
                                                                           --------------------     --------------

Net cash provided by operating activities                                               14,851              27,103
                                                                           --------------------     --------------

Investing activities
Purchase of available-for-sale securities                                               (4,354)               (512)
Proceeds from sale of available-for-sale securities                                     29,400                   -
Investment in and advances to affiliates                                                (4,086)             (3,216)
Increase in other investments                                                                -              (1,797)
Purchase of property and equipment                                                     (14,587)            (11,036)
Purchase of Canter, including direct costs of
  acquisition, net of cash received                                                    (24,262)                  -
Cash paid for other acquired businesses, net of cash received                              (24)            (14,972)
Increase in other intangible assets                                                       (255)                  -
Expenditures for deferred contract costs                                                  (193)               (276)
Increase in other assets                                                                (1,224)             (2,829)
                                                                           --------------------     --------------

Net cash used in investing activities                                                  (19,585)            (34,638)
                                                                           --------------------     --------------

Financing activities
Payments on loans from stockholders of acquired companies                                  (15)                  -
Proceeds from exercise of options and warrants                                           1,403               1,573
Proceeds from issuance of common stock                                                       -                 674
Proceeds from issuance of long-term debt                                                 1,117              10,000
Payments on long-term debt and capital lease obligations                                  (789)             (8,282)
Distributions                                                                              238                   -
Proceeds from bank lines of credit                                                           -               2,373
Payments on bank lines of credit                                                          (544)             (1,276)
                                                                           --------------------     --------------

Net cash provided by financing activities                                                1,410               5,062
                                                                           --------------------     --------------

Effects of exchange rate changes on cash                                                   191              (1,265)
                                                                           --------------------     --------------

Net decrease in cash and cash equivalents                                               (3,133)             (3,738)
Cash and cash equivalents at beginning of period                                        29,650              33,170
                                                                           --------------------     --------------

Cash and cash equivalents at end of period                                 $            26,517      $       29,432
                                                                           ====================     ==============

See accompanying notes.

                SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES


Notes to Unaudited Consolidated Financial Statements
(Amounts in thousands, except per share amounts)

March 31, 1999

Note A - Basis of Presentation
         ---------------------

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

Note B - Accounting Change
         -----------------

  On January 1, 1999, the Company adopted the provisions of AICPA Statement of Position No. 98-5, Reporting the Costs of Start-up Activities ("SOP 98-5"), which requires start-up costs capitalized prior to January 1, 1999 to be written-off and any future start-up costs to be expensed as incurred. The Company previously capitalized pre-contract costs directly associated with specific anticipated contracts as well as development costs for new educational programs that were estimated to be recoverable. The cumulative effect of adopting SOP 98-5 in 1999 decreased net income by $1,323 (net of $682 in income taxes), or ($.03) per share.

Note C - Income Taxes
         ------------

  The tax provisions for the three months ended March 31, 1999 and 1998 are based on the estimated effective tax rates applicable for the full years. The Company's income tax provisions for all periods consist of federal, state, and foreign income taxes. The Company's effective tax rate decreased from 35% during the first quarter of 1998 to 34% during the first quarter of 1999 as a result of an increase in income earned in jurisdictions with lower tax rates. The Company estimates that its effective income tax rate for the year ended December 31, 1999 will be 34%.

Note D - Earnings Per Share
         ------------------

  The following table summarizes the computations of basic and diluted earnings per share:


                                                  Three months ended March 31,
                                                  ----------------------------
                                                         1998      1999
                                                        ------    ------
Numerator used in basic and diluted
  earnings per common share:
  Income before cumulative effect
   of accounting change                                 $ 4,267  $ 6,807
  Cumulative effect of accounting change, net of tax          -   (1,323)
                                                        -------  -------
  Net income                                            $ 4,267  $ 5,484
                                                        =======  =======

Denominator:
  Weighted average shares                                47,760   51,146
  Common stock contingently issuable                          -      520
                                                        -------  -------
  Denominator for basic earnings per common share        47,760   51,666

  Effect of dilutive securities:
   Employee stock options                                 2,166    2,248
   Common stock contingently issuable                         -       31
                                                        -------  -------
  Total dilutive potential common shares                  2,166    2,279
                                                        -------  -------

  Denominator for diluted earnings per common
   share - weighted average shares and
   assumed conversions                                   49,926   53,945
                                                        =======  =======

Earnings per common share, basic and diluted:
  Income before cumulative effect
   of accounting change                                 $  0.09  $  0.13
  Cumulative effect of accounting change                      -     (.03)
                                                        -------  -------
  Net income                                            $  0.09  $  0.10
                                                        =======  =======

Note E - Reclassifications
         -----------------

  Certain amounts in the 1998 financial statements have been reclassified to conform with the 1999 presentation.

Note F - Stockholders' Equity
         --------------------

  The components of stockholders' equity are as follows (amounts in thousands):

                                                          Additional              Acccumulated Other    Total
                                                Common     Paid-In      Retained    Comprehensive    Stockholders'
                                                Stock      Capital      Earnings       Income            Equity
                                                ------    ----------    ---------   ---------------  -------------
Balance at December 31, 1998                     $510      $410,694     $75,852           $1,777       $488,833

Options exercised for purchase of 159 shares
 of common stock, including income tax
 benefit of $637                                    2         2,209                                       2,211

Stock options granted to non-employees                           60                                          60

Issuance of 26 shares of common stock in
 connection with the Employee Stock Purchase
 Plan                                                           674                                         674

Other                                                           130        (104)                             26

Comprehensive income:
 Net income for the three months ended
  March 31, 1999                                                          5,484                           5,484
 Other comprehensive income:
  Foreign currency translation adjustment                                                  (588)           (588)
                                                                                                       --------
 Total comprehensive income                                                                               4,896

                                                 ----      --------     -------           ------       --------
Balance at March 31, 1999                        $512      $413,767     $81,232           $1,189       $496,700
                                                 ====      ========     =======           ======       ========

Note G - Contingencies
         -------------

  The Company is the defendant in a legal proceeding pending in the United States District Court for the Northern District of Iowa, Civil Action No. C96-334MJM, filed on November 18, 1996 by ACT, Inc., an Iowa nonprofit corporation formerly known as American College Testing Program, Inc. ("ACT"). ACT's claim arises out of the Company's acquisition of rights to administer testing services for the National Association of Securities Dealers, Inc. ("NASD"). ACT has asserted that the Company tortuously interfered with ACT's relations, contractual and quasi-contractual, with the NASD, that the Company caused ACT to suffer the loss of its advantageous economic prospects with the NASD and other ACT clients and that the Company has monopolized and attempted to monopolize the computer-based testing services market. ACT has claimed unspecified amounts of compensatory, treble and punitive damages, as well as injunctive relief. If ACT were awarded significant compensatory or punitive damages, it could materially adversely affect the Company's results of operations and financial condition. Additionally, if ACT were granted significant injunctive relief, the Company may be required to dispose of, limit expansion or curtail existing operations of its Sylvan Prometric division, which, in turn, would materially adversely affect the Company's results of operations, financial condition and prospects for growth. In February 1998, the Court ruled that ACT may proceed only on three of its five antitrust theories and otherwise narrowed the scope of ACT's antitrust claims. In March 1998, the Court denied the Company's motion to dismiss ACT's state law claims. Discovery commenced in 1998 and is expected to continue at least through June 1999. The Company believes that all of ACT's claims are without merit but is unable to predict the outcome of the ACT litigation at this time.

Note H - Business Segment Information
         ----------------------------

                                                         Three months ended March 31,
                                                       ---------------------------------
                                                           1998                1999
                                                       -------------      --------------
Operating revenues:
   Sylvan Learning Centers                                $ 12,136             $ 19,824
   Sylvan Contract Educational Services                     26,620               30,591
   Sylvan Prometric                                         47,567               73,363
                                                          --------             --------
                                                          $ 86,323             $123,778
                                                          ========             ========
Segment profit:
   Sylvan Learning Centers                                $  2,707             $  4,524
   Sylvan Contract Educational Services                      3,806                3,571
   Sylvan Prometric                                          3,029                7,482
                                                          --------             --------
                                                          $  9,542             $ 15,577
                                                          ========             ========
Segment assets:
   Sylvan Learning Centers                                $ 27,840             $ 51,056
   Sylvan Contract Educational Services                     82,382              120,149
   Sylvan Prometric                                        273,758              409,888
                                                          --------             --------
                                                          $383,980             $581,093
                                                          ========             ========

  There have been no changes since December 31, 1998 in the Company's method for identification of reportable segments or for determination of segment profit or loss. There are no significant intercompany sales or transfers. The following table reconciles the reported information on segment profit to income before income taxes reported in the consolidated statements of income for the three month periods ended March 31, 1998 and 1999, respectively:

                                                          Three months ended March 31,
                                                      -----------------------------------
                                                           1998                 1999
                                                      --------------       --------------
Total profit for reportable segments                      $ 9,542               $15,577
Corporate general and administrative expense               (3,327)               (4,724)
Other income (expense)                                        367                  (541)
                                                          -------               -------
      Income before income taxes                          $ 6,582               $10,312
                                                          =======               =======

Note I - Comprehensive Income
         --------------------

  The components of comprehensive income, net of related tax, for the three months ended March 31, 1998 and 1999 are as follows:

                                                         Three months ended March 31,
                                                      -----------------------------------
                                                           1998                 1999
                                                      -------------      ----------------
Net income                                                 $4,267               $5,484
Foreign currency translation adjustments                      236                 (588)
                                                           ------               ------
Comprehensive income                                       $4,503               $4,896
                                                           ======               ======

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

Overview

  The Company generates revenues from three business segments: Sylvan Learning Centers, which consists primarily of franchise royalties, franchise sales fees and Company-owned Learning Center revenues; Sylvan Contract Educational Services, which consists of revenues attributable to providing supplemental remedial education services to public and non-public schools and major corporations as well as providing teacher training services; and Sylvan Prometric, which consists of computer-based testing fees paid to the Company and the operations of WSI and Aspect. The following selected segment data for the quarters ended March 31, 1998 and 1999 is derived from the Company's unaudited consolidated financial statements.

                                               Three months ended
                                                    March 31,
                                            1998              1999
                                           ------            ------
Operating revenue:
  Sylvan Learning Centers...............  $12,136          $ 19,824
  Sylvan Contract Educational Services..   26,620            30,591
  Sylvan Prometric......................   47,567            73,363
                                          -------          --------
     Total revenue......................  $86,323          $123,778
                                          =======          ========

Direct costs:
  Sylvan Learning Centers...............  $ 9,429          $ 15,300
  Sylvan Contract Educational Services..   22,814            27,020
  Sylvan Prometric......................   44,538            65,881
                                          -------          --------
     Total direct costs.................  $76,781          $108,201
                                          =======          ========

Results of Operations

Comparison of results for the quarter ended March 31, 1999 to results for the quarter ended March 31, 1998.

Revenue. Total revenues increased by $37.5 million, or 43%, from $86.3 million in the first quarter of 1998 to $123.8 million in the first quarter of 1999. This increase resulted from higher revenues in all business segments - Sylvan Learning Centers, Sylvan Contract Educational Services and Sylvan Prometric.

  Sylvan Learning Centers revenue increased by $7.7 million, or 63%, during the first quarter of 1999, compared to the first quarter of 1998. Franchise royalties increased by $0.7 million, or 19%, to $4.2 million for the first quarter of 1999, compared to the first quarter of 1998. The increase in franchise royalties was due to an overall 16% increase in revenues at Learning Centers open for more than one year, as well as royalties generated from a net of 57 Learning Centers opened after March 31, 1998.

  Franchise sales fees increased by $.2 million, or 100%, to $.4 million for the first quarter of 1999, compared to the first quarter of 1998. In the first quarter of 1999, the Company sold six territories and one domestic area development agreement, compared to four territories and no area development agreements in the first quarter of 1998.

  Revenues from Company-owned Learning Centers increased by $2.4 million, or 34%, to $9.3 million during the first quarter of 1999, compared to the first quarter of 1998. The Company's acquisition of 12 centers from several franchisees after March 31, 1998 generated $1.3 million of the increase. Same center revenues increased by $1.1 million, or 17%, for the first quarter of 1999, compared to the first quarter of 1998.

  On October 28, 1998, the Company acquired a major German tutoring company known as Schulerhilfe. This purchase resulted in an additional $4.0 million in revenue for the quarter ended March 31, 1999. The remaining $0.4 million increase in the Sylvan Learning Centers revenue was due to product sales and other franchise services income.

  Sylvan Contract Educational Services revenue increased by $4.0 million, or 15%, to $30.6 million for the quarter ended March 31, 1999, compared to the first quarter of 1998. The revenue increase was the result of a $4.0 million increase in revenue from public and nonpublic school contracts. Revenues from PACE services and Canter for the first quarter of 1999 were equal to revenue levels for the first quarter of 1998.

  The $4.0 million increase in revenue from public and nonpublic schools for the first quarter of 1999 is the result of $4.2 million in revenue from new contracts obtained after March 31, 1998, offset by a decrease of $0.2 million in revenue from existing contracts lost or reduced due to local district budget constraints.

  Sylvan Prometric revenue increased by $25.8 million, or 54%, to $73.4 million in the first quarter of 1999, compared to the first quarter of 1998. Excluding first quarter 1998 revenues of $3.1 million from Block Testing Services, L.P. and related entities (collectively, "NAI/Block"), the net assets of which were contributed to a joint venture in January 1999, Sylvan Prometric revenue increased by $28.9 million, or

65%, compared to the first quarter of 1998. Academic admissions testing revenues increased $9.9 million, or 133%, compared to the first quarter of 1998, primarily due to volume increases in the National Teacher and Regents College, the Graduate Record Examinations (GRE) and the Test of English as a Foreign Language (TOEFL) exams and under Educational Testing Service (ETS) contracts, which include the cost-plus international contract. Information technology testing revenues increased $9.2 million, or 56%, in the first quarter of 1999, compared to the first quarter of 1998 due primarily to Microsoft and other IT client volume increases. Professional certification revenues increased $2.3 million, or 40%, over the comparable 1998 period due primarily to volume increases. Revenues from the Company's English language instruction business increased $7.5 million, compared to the first quarter of 1998. The increased revenues resulted mainly from the acquisitions of several WSI franchise locations after the first quarter of 1998.

Cost and Expenses.   Total direct costs increased 41% from $76.8 million in the first quarter of 1998 to $108.2 million in the first quarter of 1999, but decreased as a percentage of total revenues from 89% to 87%.

  Sylvan Learning Centers expenses increased $5.9 million to $15.3 million, or 77% of Learning Centers revenue for the quarter ended March 31, 1999, compared to $9.4 million, or 78% of Learning Centers revenue for the quarter ended March 31, 1998. Approximately $1.0 million of the increase for the quarter was due to costs associated with higher revenues at existing Company-owned Centers and $1.2 million was related to the acquisition of 12 franchised Centers after March 31, 1998. The Company's fourth quarter 1998 acquisition of Schulerhilfe resulted in $3.4 million of increased costs relating to normal operating expenses. The remaining cost increase of $0.3 million for the first quarter of 1999 is mainly due to higher franchise support costs resulting from an increased number of franchised Centers compared to the first quarter of 1998.

  Sylvan Contract Educational Services expenses increased by $4.2 million to $27.0 million, or 88% of Sylvan Contract Educational Services revenue for the quarter ended March 31, 1999, compared to $22.8 million, or 86% of Contract Educational Services revenue for the quarter ended March 31, 1998. The increase in costs as a percentage of revenue for the first quarter of 1999 is due to costs for new public and nonpublic school contracts that were a higher percentage of the related $4.2 million increase in revenue as well as higher costs as a percentage of revenue for PACE.

  Sylvan Prometric expenses increased $21.4 million to $65.9 million, or 90% of total Sylvan Prometric revenue for the quarter ended March 31, 1999, compared to $44.5 million, or 94% of total Sylvan Prometric revenue for the quarter ended March 31, 1998. Excluding first quarter 1998 expenses of $3.3 million from NAI/Block, the net assets of which were contributed to a joint venture in January 1999, Sylvan Prometric expenses would have been $41.2 million, or 93% of Sylvan Prometric revenue (excluding NAI/Block) in the first quarter of 1998. The increased margin in the first quarter of 1999 as compared to 1998 is mainly a result of the sales mix of the division and the relatively higher margins on the revenues of the WSI franchisees acquired after the first quarter of 1998.

  General and administrative expenses increased by $1.4 million during the first quarter of 1999, compared to the first quarter of 1998, but remained constant at 4% of revenues.

  The Company's effective tax rate has decreased from 35% during the first quarter of 1998 to 34% during the first quarter of 1999 as a result of an increase in income earned in jurisdictions with lower tax rates.

Liquidity and Capital Resources

  The Company in 1999 generated $27.1 million of cash flow from operations, an increase of $12.2 million as compared to 1998. The increase is attributable to an increase in net income excluding non-cash charges (principally depreciation and amortization) of $6.6 million, and a net reduction in operating assets (principally accounts and notes receivable) of $5.6 million.

  Of the $11.0 million operating cash flow increase attributable to a decrease in accounts and notes receivable, $5.5 million relates to notes receivable collected in the first quarter of 1999. The Company believes that uncollectible accounts receivable will not have a significant effect on future liquidity, as a significant portion of its accounts receivable are due from enterprises with substantial financial resources, such as ETS and governmental units.

  The Company's investing activities include the net purchase of $0.5 million in available-for-sale securities. The securities are readily marketable and available for use in current operations. The Company also made $3.2 million of additional investments in and loans to affiliates accounted for using the equity method, consisting primarily of additional loans to the Experior joint venture.

  During the first quarter of 1999, the Company purchased several WSI franchise locations for consideration of $15.0 million.

  The Company continues to incur expenditures for additions to property and equipment, which totaled $11.0 million in the first quarter of 1999. These additions consist primarily of furniture and equipment for general business expansion, including expenditures for the headquarters facility, new public school-based programs' classrooms, and equipment needed for overseas testing centers operated by Sylvan. Under the international testing contract with ETS, Sylvan is reimbursed for overseas equipment expenditures as the equipment is depreciated. This reimbursement includes a financing charge over the reimbursement period.

  The Company has an unsecured long-term revolving credit facility that provides for total borrowings of up to $100.0 million through the expiration date of December 31, 2003. The credit facility bears interest at either the prime rate, the federal funds rate plus 0.5%, or rates based on the Eurodollar rate plus a contractual margin. As of March 31, 1999, the credit facility had outstanding prime rate borrowings of $10.0 million, bearing interest at 6.00%.

  During the first three months of 1999, the Company received $1.6 million of cash as a result of the exercise of stock options and warrants to purchase 158,954 shares of common stock.

  The Company believes that its capital resources will be sufficient over the next 12 to 24 months to fund expected expansion of its existing business, including working capital needs and expected investments in property and equipment.

  The Company continues to review other companies in the education or computer-based testing industries for potential acquisitions. Additional capital resources may be necessary to acquire and thereafter operate additional businesses.

  The Company has entered into an agreement providing an exclusive option to acquire 54 percent of the shares of Universidad Europea de Madrid (UEM) for approximately $51 million. The purchase price would include payment of approximately $28.5 million in cash and the assumption of approximately $22.5 million in existing debt. UEM had revenues of $50 million and recurring earnings before interest, taxes and depreciation of $15.5 million for the year ended December 31, 1998. All required regulatory approvals have been received and this transaction is expected to close during the second or third quarter of 1999.

  On April 22, 1999 the Company's board of directors authorized the repurchase of up to 750,000 shares of its outstanding common shares. As of May 11, 1999, the Company had repurchased approximately 75,000 shares for consideration of $1.9 million.

Year 2000 Issues

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

  Phase II Assessment / Date Impact. In this phase, systems identified during Phase I are reviewed to determine what impact, if any, the Year 2000 Issue has on the operation of these systems. This phase also identifies the effects of Year 2000 being a leap year. This phase has been completed.

  Phase III Remediation. This phase involves modifying, replacing or upgrading the systems that have failed during Phase II. The remediation phase is 75% complete and is expected to be completed by the end of the third quarter of 1999.

  Phase IV Testing. This phase involves review of systems for compliance and re-testing as necessary. The testing phase is 75% complete and is expected to be completed by the end of the third quarter of 1999.

  Phase V Implementation. This phase involves implementing the systems after they have been successfully remediated and tested. This is the final step in assuring that the systems are Year 2000 compliant. The phase is 75% complete and is expected to be completed by the end of the third quarter of 1999.

  The Company believes the cost to remedy Year 2000 Issues to be $4.5 million. The Company has expended $1.0 million in 1998 and $1.8 million for the quarter ended March 31, 1999. The Company is not aware of any material non-compliance that would have a material effect on its financial position. As part of the Year 2000 Issue process, formal communication with the Company's suppliers, customers and other support services has been initiated and efforts will continue until positive statements of readiness have been received from all third parties. The Company has identified certain service suppliers that are not Year 2000 compliant. It is working with the suppliers to ensure the efforts are taken to correct the situation and the Company is establishing contingency plans to ensure no service interruption. Therefore, the Company does not believe that the non-compliance by the service suppliers will have a material impact on the Company's business. Nevertheless, there can be no assurance that unanticipated non-compliance will not occur, and such non-compliance could require material costs to repair or could cause material disruptions if not repaired. The Company is in the process of developing a strategy to address these potential consequences that may result from unresolved Year 2000 Issues, which will include the development of one or more contingency plans by mid 1999.

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

Contingent Matters

  In connection with the Company's acquisition of Canter and based on Canter's earnings in 1998, additional consideration of $26.1 million is payable to the seller in cash of $14.9 million and the remainder in shares of restricted common stock which has been valued at $11.2 million. As of December 31, 1998, the Company recorded this additional consideration as a liability and additional goodwill which is being amortized over the remaining amortization period of 24 years. Additional variable amounts of contingent consideration are also payable to the seller if specified levels of earnings are achieved in 1999 and 2000, payable in equal amounts of cash and stock. The Company will record the contingent consideration when the contingencies are resolved and the additional consideration is payable.

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

Quarterly Fluctuations

  The Company's revenues and operating results have varied substantially from quarter to quarter and may continue to vary, depending upon the timing of implementation of new computer-based testing contracts and contracts funded under Title I or similar programs. Based on the Company's experience, revenues generated by computer-based testing services may vary based on the frequency or timing of delivery of individual tests and the speed of test administrators' conversion of tests to computer-based format. The Company's English language instruction businesses experience seasonal fluctuations based on the timing of delivery of instruction to individuals. In addition, franchise license fees earned by the Company in its Sylvan Learning Centers and testing services segments may vary significantly from quarter to quarter. Revenues or profits in any period will not necessarily be indicative of results in subsequent periods.

PART II - OTHER INFORMATION

ITEM 6.  REPORTS ON FORM 8-K
         -------------------

  The company did not file any reports on Form 8-K during the three months ended March 31, 1999.


SIGNATURES
----------

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.


                                    Sylvan Learning Systems, Inc.



Date: May 13, 1999      /s/ B. Lee McGee
                        _________________________________________
                        B. Lee McGee, Executive Vice President
                           and Chief Financial Officer