Form 10-K/A
period 1998-12-31
SYLVAN LEARNING SYSTEMS INC
filed 1999-06-28
CIK 912766

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 1998
                                                    -----------------
                                      or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from____________to______________ .

COMMISSION FILE NUMBER       0-22844
                             -------

SYLVAN LEARNING SYSTEMS, INC.
-----------------------------
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

      MARYLAND                                        52-1492296
     ---------                                        ----------

(STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

1000 LANCASTER STREET, BALTIMORE, MARYLAND               21202
------------------------------------------               -----
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)

  REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (410)843-8000
                                                       -------------
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                 NAME OF EACH EXCHANGE ON
 TITLE OF EACH CLASS                                 WHICH REGISTERED
 -------------------                                 -----------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

The aggregate market value of voting Common Stock held by non-affiliates of the registrant was approximately $1.4 billion as of March 15, 1999.

The registrant had 50,874,171 shares of Common Stock outstanding as of March 15, 1999.

ITEM 14(a)(1) OF THE REGISTRANT'S FORM 10-K IS HEREBY AMENDED TO READ AS
FOLLOWS:

ITEM 14(a)(1)

                         INDEX TO FINANCIAL STATEMENTS


                                                                                                  PAGE REFERENCE
                                                                                                  FROM FORM 10-K
                                                                                                  ---------------

THE COMPANY:

  Report of Independent Auditors                                                                               32
  Consolidated Balance Sheets as of December 31, 1997 and December 31, 1998                                    33
  Consolidated Statements of Income for the years ended December 31, 1996, 1997 and
     1998                                                                                                      35
  Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996,
     1997 and 1998                                                                                             36
  Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1997
      and 1998                                                                                                 37
  Notes to Consolidated Financial Statements                                                                   38
  Audited Financial Statements of Sylvan Learning Systems, Inc. 401(k) Retirement Savings Plan
     for the years ended December 31, 1997 and 1998                                                            69

                        Report of Independent Auditors

Sylvan Learning Systems, Inc. 401(k) Retirement Savings Plan
Baltimore, Maryland

We have audited the accompanying statements of net assets available for benefits of the Sylvan Learning Systems, Inc. 401(k) Retirement Savings Plan as of December 31, 1998 and 1997, and the related statements of changes in net assets available for benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan at December 31, 1998 and 1997, and the changes in its net assets available for benefits for the years then ended, in conformity with generally accepted accounting principles.

Our audits were performed for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying supplemental schedules of assets held for investment purposes as of December 31, 1998, and reportable transactions for the year then ended, are presented for the purpose of additional analysis and are not a required part of the financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. These supplemental schedules are the responsibility of the Plan's management. The supplemental schedules have been subjected to the auditing procedures applied in our audits of the financial statements and, in our opinion, are fairly stated in all material respects in relation to the financial statements taken as a whole.


/s/ Ernst & Young LLP
Baltimore, Maryland
May 18, 1999

         Sylvan Learning Systems, Inc. 401(k) Retirement Savings Plan

                Statements of Net Assets Available for Benefits



                                                                     December 31
                                                                1998             1997
                                                         ----------------------------------
Assets
Investments, at fair value:
 Sylvan Learning Systems, Inc. common stock                    $ 3,943,030      $ 2,367,764
 Mutual funds:
  Putnam Growth and Income Fund                                  4,544,209        3,026,732
  Putnam Income Fund                                               800,256          502,654
  Putnam Vista Fund                                              2,631,343        1,422,560
  Putnam OTC and Emerging Growth Fund                            2,692,869        1,451,242
  Putnam International Growth Fund                               1,961,757        1,093,749
  Putnam Stable Value Fund                                       1,363,532          821,854
 Participant loans                                                 188,357          132,026
                                                         ----------------------------------
Total investments                                               18,125,353       10,818,581

Receivables:
   Employer's contribution                                         481,692          315,022
   Participants' contributions                                     352,867          233,990
                                                         ----------------------------------
   Total receivables                                               834,559          549,012
                                                         ----------------------------------
Net assets available for benefits                              $18,959,912      $11,367,593
                                                         ==================================


See accompanying notes.

         Sylvan Learning Systems, Inc. 401(k) Retirement Savings Plan

          Statements of Changes in Net Assets Available for Benefits



                                                                   Year ended December 31
                                                                 1998                1997
                                                         ---------------------------------------
Investment income:
 Interest                                                       $    13,089          $     5,158
 Dividends                                                          828,402              618,831
                                                         ---------------------------------------
                                                                    841,491              623,989

Transfers from merged plans                                       1,534,999            1,728,244
Employee salary deferral contributions                            4,126,018            2,708,641
Employer contribution                                               481,692              315,022
Employee rollover contributions                                     808,664              414,717
                                                         ---------------------------------------
Total additions                                                   7,792,864            5,790,613

Participant withdrawals                                          (1,217,457)            (384,206)

Net realized and unrealized appreciation in fair value
 of investments                                                   1,016,912              792,558
                                                          ---------------------------------------
Net increase                                                      7,592,319            6,198,965
Net assets available for benefits at beginning of year           11,367,593            5,168,628
                                                         ---------------------------------------
Net assets available for benefits at end of year                $18,959,912          $11,367,593
                                                         =======================================


See accompanying notes.

         Sylvan Learning Systems, Inc. 401(k) Retirement Savings Plan

                         Notes to Financial Statements



1.  Significant Accounting Policies

Basis of Accounting

The financial statements of the Sylvan Learning Systems, Inc. (the "Company" or "Plan Sponsor") Retirement Plan are prepared using the accrual method of accounting.

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

Investment Valuation

Investments are stated at fair value. Sylvan Learning Systems, Inc. common stock is valued at the last reported sales price on the last business day of the plan year. Mutual funds are reported at current redemption value. Participant loans are carried at their unpaid principal balance which approximates fair value.

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

1.  Significant Accounting Policies (continued)

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

General

The Plan is a defined contribution plan covering substantially all employees of the Company and of Caliber Learning Network, Inc. (a corporate joint venture 10% owned by the Company) who are age twenty-one or older and have completed one year of service. It is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).

Plan Mergers

In connection with the Company's acquisitions of Educational & Training Consultants of PA, Inc. and Drake Prometric, L.P., the Education & Training Consultants of PA, Inc. 401(k) Plan (the "ETC Plan") and the Drake Prometric, L.P. 401(k) Plan (the "Drake Plan") were merged into the Plan effective May 1, 1998 and July 1, 1998, respectively. The ETC Plan's net assets of $258,545 and the Drake Plan's net assets of $1,276,454 were transferred into the Plan on May 1, 1998 and July 1, 1998, respectively.

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

         Sylvan Learning Systems, Inc. 401(k) Retirement Savings Plan

2.  Plan Description (continued)

Contributions

Participants may contribute up to 15% of their pretax annual compensation, subject to certain annual limitations imposed by the Internal Revenue Code. In addition, employees may rollover distributions received from other plans. The Company makes a discretionary matching contribution equal to a percentage of the amount of the compensation that the participant elected to contribute up to a maximum of 6% of the participant's compensation. The matching contribution percentage for 1997 and 1998 was 25% of the participant contribution. Additional discretionary contributions may be made at the option of the Company. There were no additional discretionary contributions made by the Company in 1998 or 1997.

Each participant account is credited with the participant's contribution and an allocation of (a) the Company's contribution, (b) Plan earnings, and (c) forfeitures of terminated participants' nonvested accounts. Allocations are based on participant earnings or account balances, as defined.

Vesting

Participants are immediately vested in their contributions plus earnings thereon. Vesting in the Company's discretionary contributions, if any, plus earnings thereon is based on years of continuous service at a rate of 20 percent per year in years two through five and 20 percent after the first year of service. A participant is 100 percent vested after five years of credited service.

Investments

Upon enrollment in the Plan, a participant may direct employee contributions in any of the available investment options. At December 31, 1998, the following investment options were available: Sylvan Learning Systems, Inc. common stock and the following Putnam Funds: Growth and Income Fund, Income Fund, Vista Fund, OTC and Emerging Growth Fund, International Growth Fund, and Stable Value Fund. Participants have the opportunity to change their investment options daily.

         Sylvan Learning Systems, Inc. 401(k) Retirement Savings Plan

2.  Plan Description (continued)

Participant Loans

Participants may borrow from their account balances a minimum of $1,000 up to a maximum of the lesser of $50,000 or 50% of their vested account balance. Principal and interest are repaid ratably through payroll deductions over loan terms which generally do not exceed five years. Hardship distributions are also permitted from a participant's account.

Payment of Benefits

On termination of service, a participant may receive a lump sum amount equal to the vested value of his or her account, or upon death, disability, or retirement, elect to receive a life annuity, joint and survivor annuity or periodic installments in accordance with plan provisions.

Plan Termination

Although it has not expressed any intent to do so, the Company has the right to discontinue its contributions at any time and to terminate the Plan subject to the provisions of ERISA. In the event of plan termination, participants will become 100 percent vested in their accounts.

         Sylvan Learning Systems, Inc. 401(k) Retirement Savings Plan

3.  Investments

During 1998 and 1997 the Plan's investments (including investments bought, sold and held during the year) appreciated in fair value by $1,016,912 and $792,558 respectively, as follows:

                                                          Year Ended December 31, 1998
                                                   -----------------------------------------
                                                      Net Appreciation
                                                     (Depreciation) in          Fair Value
                                                        Fair Value                  at
                                                        During Year             End of Year
                                                   -----------------------------------------
Fair value as determined by quoted market price:
 Sylvan Learning Systems, Inc. common stock            $  427,352               $ 3,943,030
 Mutual funds:
  Putnam Growth and Income Fund                           138,571                 4,544,209
  Putnam Income Fund                                      (20,074)                  800,256
  Putnam Vista Fund                                       182,173                 2,631,343
  Putnam OTC and Emerging Growth Fund                     116,319                 2,692,869
  Putnam International Growth Fund                        172,571                 1,961,757
  Putnam Stable Value Fund                                      -                 1,363,532
 Fair value as estimated by Plan Administrator:
 Participant loans                                              -                   188,357
                                                  -----------------------------------------
                                                       $1,016,912               $18,125,353
                                                  =========================================

         Sylvan Learning Systems, Inc. 401(k) Retirement Savings Plan

3.  Investments (continued)

                                                         Year Ended December 31, 1997
                                                  ----------------------------------------
                                                     Net Appreciation
                                                     (Depreciation) in        Fair Value
                                                        Fair Value                at
                                                        During Year           End of Year
                                                  ----------------------------------------
Fair value as determined by quoted market price:
 Sylvan Learning Systems, Inc. common stock               $ 610,263            $ 2,367,764
 Mutual funds:
  Putnam Growth and Income Fund                            (102,191)             3,026,732
  Putnam Income Fund                                          4,735                502,654
  Putnam Vista Fund                                         100,861              1,422,560
  Putnam OTC and Emerging Growth Fund                       127,075              1,451,242
  Putnam International Growth Fund                           51,815              1,093,749
  Putnam Stable Value Fund                                        -                821,854
 Fair value as estimated by Plan Administrator:
 Participant loans                                                -                132,026
                                                  ----------------------------------------
                                                          $ 792,558            $10,818,581
                                                  ========================================

4.  Income Tax Status

The Plan has received a determination letter from the Internal Revenue Service dated June 2, 1997, stating that the Plan is qualified under Section 401(a) of the Internal Revenue Code (the "Code") and, therefore, the related trust is exempt from taxation. Once qualified, the Plan is required to operate in conformity with the Code to maintain its qualification. The Plan Administrator believes the Plan is being operated in compliance with the applicable requirements of the Code and, therefore, believes that the Plan is qualified and the related trust is tax exempt.

5.  Reconciliation of Form 5500

The financial statements at December 31, 1998 and 1997 differ from Form 5500 filed with the IRS in that net realized gains (losses) and unrealized appreciation (depreciation) in fair value of investments have been summarized in the financial statements rather than shown as several categories of net investment gain (loss) per line 32b of the Form 5500.

         Sylvan Learning Systems, Inc. 401(k) Retirement Savings Plan

6.  Year 2000 (Unaudited)

The Plan Sponsor has determined that it will be necessary to take certain steps in order to ensure that the Plan's information systems are prepared to handle year 2000 dates. The Plan Sponsor is taking a two phase approach. The first phase addresses internal systems that must be modified or replaced to function properly. Both internal and external resources are being utilized to replace or modify existing software applications, and test the software and equipment for the year 2000 modifications. The Plan Sponsor has substantially completed this phase of the project. Costs associated with modifying software and equipment are not estimated to be significant and will be paid by the Plan Sponsor.

For the second phase of the project, Plan management established formal communications with its third party service providers to determine that they have developed plans to address their own year 2000 problems as they relate to the Plan's operations. All third party service providers have indicated that they are year 2000 compliant. If modification of data processing systems of either the Plan, the Plan Sponsor, or its service providers are not completed timely, the year 2000 problem could have a material impact on the operations of the Plan. Plan management has not developed a contingency plan, because they are confident that all systems will be year 2000 ready.

         Sylvan Learning Systems, Inc. 401(k) Retirement Savings Plan

7.  Allocation of Net Assets Available for Benefits to Investment Programs

                                                  December 31, 1998
                            ------------------------------------------------------------------
                               Sylvan
                              Learning       Putnam                              Putnam
                            Systems, Inc.   Fund for    Putnam     Putnam        OTC and
                               Common        Growth     Income     Vista        Emerging
                                Stock      and Income    Fund       Fund       Growth Fund
                            ------------------------------------------------------------------
Assets
Investments, at fair value     $3,943,030  $4,544,209  $800,256  $2,631,343       $2,692,869
Employer's contributions
 receivable                       481,692          --        --          --               --
Participants' contributions
 receivable                        67,018      82,392    17,675      63,975           59,440
                            ------------------------------------------------------------------
Net assets available for
 benefits                      $4,491,740  $4,626,601  $817,931  $2,695,318       $2,752,309
                            ==================================================================
                                                  December 31, 1997
                            ------------------------------------------------------------------
                               Sylvan
                              Learning       Putnam                              Putnam
                            Systems, Inc.   Fund for    Putnam     Putnam        OTC and
                               Common        Growth     Income     Vista        Emerging
                                Stock      and Income    Fund       Fund       Growth Fund
                            ------------------------------------------------------------------
Assets
Investments, at fair value     $2,367,764  $3,026,732  $502,654    $1,422,560     $1,451,242
Employer's contributions
 receivable                       315,022          --        --            --             --
Participants' contributions
 receivable                        38,248      47,361    10,993        41,492         50,629
                            ------------------------------------------------------------------
Net assets available for
 benefits                      $2,721,034  $3,074,093  $513,647    $1,464,052     $1,501,871
                            ==================================================================

                                              December 31, 1998
                            -----------------------------------------------------
                               Putnam         Putnam
                            International     Stable
                               Growth         Value       Participant
                                Fund           Fund         Loans        Total
                            -----------------------------------------------------
Assets
Investments, at fair value     $1,961,757   $1,363,532     $188,357   $18,125,353
Employer's contributions
 receivable                            --           --           --       481,692
Participants' contributions
 receivable                        44,285       18,082           --       352,867
                            -----------------------------------------------------
Net assets available for
 benefits                      $2,006,042   $1,381,614     $188,357   $18,959,912
                            =====================================================
                                              December 31, 1997
                            -------------------------------------------------------
                               Putnam         Putnam
                            International     Stable
                               Growth         Value      Participant
                                Fund           Fund         Loans         Total
                            -------------------------------------------------------
Assets
Investments, at fair value     $1,093,749    $821,854      $132,026     $10,818,581
Employer's contributions
 receivable                            --          --            --         315,022
Participants' contributions
 receivable                        32,066      13,201            --         233,990
                            -------------------------------------------------------
Net assets available for
 benefits                      $1,125,815    $835,055      $132,026     $11,367,593
                            =======================================================

          Sylvan Learning Systems, Inc. 401(k) Retirement Savings Plan

8. Allocation of Changes in Net Assets Available for Benefits to Investment Programs

                                                    Year Ended December 31, 1998
                                    -----------------------------------------------------------
                                       Sylvan                                          Putnam
                                      Learning       Putnam                            OTC and
                                    Systems, Inc.   Fund for    Putnam      Putnam    Emerging
                                       Common        Growth     Income       Vista     Growth
                                       Stock       and Income    Fund        Fund       Fund
                                    -----------------------------------------------------------
Investment income:
  Interest                           $       --  $        -- $      --  $        -- $       --
  Dividends                                  --      388,747    42,977      190,417     83,980
                                    -----------------------------------------------------------
                                             --      388,747    42,977      190,417     83,980

Transfers from merged plans                  --      530,687    34,248            7    343,265
Employee salary deferral
 contributions                           783,632     963,395   206,667      748,052    695,029
Employer contribution                    481,692          --        --           --         --
Employee rollover contributions          143,358     139,254    34,082      195,012    190,568
                                    -----------------------------------------------------------
Total additions                        1,408,682   2,022,083   317,974    1,133,488  1,312,842

Participant withdrawals                 (137,695)   (561,195)  (67,683)    (120,564)  (122,266)

Net realized and unrealized
 appreciation (depreciation) in
 fair value of investments               427,352     138,571   (20,074)     182,173    116,319
Interfund transfers                       72,367     (46,951)   74,067       36,169    (56,457)
                                    -----------------------------------------------------------
Net increase                           1,770,706   1,552,508   304,284    1,231,266  1,250,438
Net assets available for benefits
 at beginning of year                  2,721,034   3,074,093   513,647    1,464,052  1,501,871
                                    -----------------------------------------------------------
Net assets available for benefits
 at end of the year                   $4,491,740  $4,626,601  $817,931   $2,695,318 $2,752,309
                                    ===========================================================

                                                  Year ended December 31, 1998
                                    ----------------------------------------------------
                                         Putnam      Putnam
                                     International   Stable
                                         Growth       Value    Participant
                                          Fund        Fund        Loans         Total
                                    ----------------------------------------------------
Investment income:
  Interest                           $          -- $       --     $ 13,089   $    13,089
  Dividends                                 56,437     65,844           --       828,402
                                    ----------------------------------------------------
                                            56,437     65,844       13,089       841,491

Transfers from merged plans                155,056    456,894       14,842     1,534,999
Employee salary deferral
 contributions                             517,817    211,426           --     4,126,018
Employer contribution                           --         --           --       481,692
Employee rollover contributions             75,326     31,064           --       808,664
                                    ----------------------------------------------------
Total additions                            804,636    765,228       27,931     7,792,864

Participant withdrawals                   (112,959)   (71,824)     (23,271)   (1,217,457)

Net realized and unrealized
 appreciation (depreciation) in
 fair value of investments                 172,571         --           --     1,016,912
Interfund transfers                         15,980   (146,846)      51,671            --
                                    ----------------------------------------------------
Net increase                               880,228    546,558       56,331     7,592,319
Net assets available for benefits
 at beginning of year                    1,125,815    835,055      132,026    11,367,593
                                    ----------------------------------------------------
Net assets available for benefits
 at end of the year                     $2,006,043 $1,381,613     $188,357   $18,959,912
                                    ====================================================

          Sylvan Learning Systems, Inc. 401(k) Retirement Savings Plan

9. Allocation of Changes in Net Assets Available for Benefits to Investment Programs (continued)

                                                            Year ended December 31, 1997
                                      ---------------------------------------------------------------------
                                            Sylvan         Putnam                                 Putnam
                                           Learning       Fund for                                OTC and
                                        Systems, Inc.      Growth       Putnam       Putnam      Emerging
                                            Common          and         Income        Vista       Growth
                                            Stock          Income        Fund         Fund         Fund
                                      ---------------------------------------------------------------------
Investment income:
  Interest                              $          --   $        --   $      --   $        --   $       --
  Dividends                                        --       391,330      22,024       106,770           36
                                      ---------------------------------------------------------------------
                                                   --       391,330      22,024       106,770           36

Transfers from merged plans                        --     1,367,648     173,932        71,417           --
Employee salary deferral
 contributions                                442,756       548,246     127,252       480,311      586,072
Employer contribution                         315,022            --          --            --           --
Employee rollover contributions                21,625       136,619      12,715        73,579       87,360
                                      ---------------------------------------------------------------------
Total additions                               779,403     2,443,843     335,923       732,077      673,468

Withdrawals                                   (65,715)      (57,490)    (15,414)      (62,561)     (73,735)

Net appreciation (depreciation) in
 fair value of investments                    610,263      (102,191)      4,735       100,861      127,075
Interfund transfers                           (45,249)       44,139     (31,304)       15,003      (43,762)
                                      ---------------------------------------------------------------------
Net increase (decrease)                     1,278,702     2,328,301     293,940       785,380      683,046
Net assets available for benefits at
 beginning of year                          1,442,332       745,792     219,707       678,672      818,825
                                      ---------------------------------------------------------------------
Net assets available for benefits at
 end of the year                           $2,721,034    $3,074,093    $513,647    $1,464,052   $1,501,871
                                      =====================================================================



                                                Year ended December 31, 1997
                                      ------------------------------------------------------
                                            Putnam         Putnam
                                        International      Stable
                                            Growth          Value     Participant
                                             Fund           Fund        Loans        Totals
                                      ------------------------------------------------------
Investment income:
  Interest                              $          --   $      --      $  5,158  $     5,158
  Dividends                                    63,648      35,023            --      618,831
                                      ------------------------------------------------------
                                               63,648      35,023         5,158      623,989

Transfers from merged plans                    13,646     101,601            --    1,728,244
Employee salary deferral
 contributions                                371,193     152,811            --    2,708,641
Employer contribution                              --          --            --      315,022
Employee rollover contributions                82,569         250            --      414,717
                                      ------------------------------------------------------
Total additions                               531,056     289,685         5,158    5,790,613

Withdrawals                                   (47,419)    (61,872)           --     (384,206)

Net appreciation (depreciation)  in
 fair value of investments                     51,815          --            --      792,558
Interfund transfers                             4,890     (26,877)       83,160           --
                                      ------------------------------------------------------
Net increase (decrease)                       540,342     200,936        88,318    6,198,965
Net assets available for benefits at
 beginning of year                            585,473     634,119        43,708    5,168,628
                                      ------------------------------------------------------
Net assets available for benefits at
 end of the year                           $1,125,815    $835,055      $132,026  $11,367,593
                                      ======================================================

          Sylvan Learning Systems, Inc. 401(k) Retirement Savings Plan

                                EIN:  52-1492296
                                   Plan # 001

           Line 27a--Schedule of Assets Held for Investment Purposes

                               December 31, 1998



                                       Description of Investment
                                       Including Maturity Date,
  Identity of Issue, Borrower,         Rate of Interest, Par or                           Current
     Lessor or Similar Party                Maturity Value                 Cost            Value
-----------------------------------------------------------------------------------------------------
Sylvan Learning Systems, Inc.**    129,277 shares of Common Stock         $ 2,702,757     $ 3,943,030
Mutual Funds:**
  Putnam Growth and Income Fund    221,777 shares                           4,538,160       4,544,209
  Putnam Income Fund               115,645 shares                             817,456         800,256
  Putnam Vista Fund                201,327 shares                           2,397,148       2,631,343
  Putnam OTC and Emerging
     Growth Fund                   156,108 shares                           2,500,646       2,692,869
  Putnam International Growth
     Fund                          102,016 shares                           1,747,406       1,961,757
  Putnam Stable Value Fund         1,363,532 shares                         1,363,532       1,363,532
Participant loans                  188,357 principal balance,
                                   various rates and maturities                    --         188,357
                                                                    ---------------------------------
Total investments                                                         $16,067,105     $18,125,353
                                                                    =================================

** Party-in-interest

         Sylvan Learning Systems, Inc. 401(k) Retirement Savings Plan

                               EIN:  52-1492296
                                  Plan # 001

                 Line 27d--Schedule of Reportable Transactions

                         Year ended December 31, 1998



    (a)                                                                                           (h)
 Identity                                                                                    Current Value
 of Party                                    (c) Purchase     (d) Selling     (g) Cost of     of Asset on      (i) Net Gain
 Involved    (b) Description of Assets             Price           Price           Asset    Transaction Date      or (Loss)
---------------------------------------------------------------------------------------------------------------------------
Category (iii)--series of transactions in excess of 5% of plan assets
----------------------------------------------------------------------------------------------------------------------------
Putnam       Growth & Income                    $1,598,993  $            --     $1,598,993       $1,598,993   $          --
Putnam       Growth & Income                            --          750,774        751,042          750,774            (268)

Putnam       Vista                               1,218,365               --      1,218,365        1,218,365              --
Putnam       Vista                                      --          191,762        180,737          191,762          11,025

Putnam       OTC & Emerging Growth               1,004,275               --      1,004,275        1,004,275              --
Putnam       OTC & Emerging Growth                      --          222,234        224,711          222,234          (2,477)

Putnam       International Growth                  675,950               --        675,950          675,950              --
Putnam       International Growth                                   135,569        122,404          135,569          13,165

Putnam       Stable Value                          413,414               --        413,414          413,414              --
Putnam       Stable Value                               --          328,630        328,630          328,630              --

*            Sylvan Learning Systems
             common stock                        1,412,235               --      1,412,235        1,412,235              --

*            Sylvan Learning Systems
             common stock                               --          264,402        203,692          264,402          60,710

*  Transactions made on the market.
There were no category (i),  (ii), or (iv) reportable transactions during 1998.

Column (e) is not applicable.

Column (f) is not applicable as the commissions and fees related to purchases and sales of investments are included in the proceeds from the sale and are not separately identified by the trustee.

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

                     Sylvan Learning Systems, Inc.


                     By /s/ B. Lee McGee
                            -------------------------------------
                            B. Lee McGee, Chief Financial Officer

                     Date:  June 25, 1999

                                 EXHIBIT INDEX


Exhibit No.                  Description
-----------                  -------------------------------
23.01                        Consent of Independent Auditors