Form 10-Q
period 1999-06-30
SYLVAN LEARNING SYSTEMS INC
filed 1999-08-12
CIK 912766

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q



[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarter ended June 30, 1999 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to
      ___________.

                       Commission File Number 0-22844


                        SYLVAN LEARNING SYSTEMS, INC.
            (Exact name of registrant as specified in its charter)


                   Maryland                              52-1492296
        -------------------------------              -------------------
        (State or other jurisdiction of               (I.R.S. Employer
         incorporation or organization)              Identification No.)


         1000 Lancaster Street, Baltimore, Maryland               21202
         ----------             ----------
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


The registrant had 51,957,750 shares of Common Stock outstanding as of August 10, 1999.

                        SYLVAN LEARNING SYSTEMS, INC.


                                    INDEX

                                                                                 Page No.
PART I. - FINANCIAL INFORMATION

        Item 1.   Financial Statements (Unaudited)

                  Consolidated Balance Sheets - June 30, 1999 and
                        December 31, 1998............................................3

                  Consolidated Statements of Operations - Three months ended
                       June 30, 1999 and June 30, 1998...............................5

                  Consolidated Statements of Income - Six months ended
                       June 30, 1999 and June 30, 1998...............................6

                  Consolidated Statements of Cash Flows - Six months ended
                       June 30, 1999 and June 30, 1998...............................7

                  Notes to Consolidated Financial Statements - June 30, 1999.........8

        Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.............................14

        Item 3.   Quantitative and Qualitative Disclosure of Market Risk............24



PART II. - OTHER INFORMATION

        Item 6.   Exhibits and Reports on Form 8-K .................................25


        SIGNATURES..................................................................25


                 SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                        JUNE 30,              DECEMBER 31,
                                                          1999                    1998
                                                       ---------             ------------
                                                      (UNAUDITED)

ASSETS
Current assets:
 Cash and cash equivalents                              $  34,860             $   33,170
 Available-for-sale securities                              5,336                  6,166

 Receivables:
   Accounts receivable                                     73,723                 71,248
   Costs and estimated earnings in excess of billings
    on uncompleted contracts                                4,552                  7,806
   Notes receivable from tuition financing                  3,904                  2,977
   Other notes receivable                                   9,456                  8,922
   Other receivables                                        2,327                  2,404
                                                        ---------             ----------
                                                           93,962                 93,357
   Allowance for doubtful accounts                         (4,011)                (2,963)
                                                        ---------             ----------

                                                           89,951                 90,394

    Inventory                                               9,877                  9,841
    Deferred income taxes                                   1,832                  1,831
    Prepaid expenses                                       10,596                 10,093
    Other current assets                                      541                  1,843
                                                        ---------             ----------
  Total current assets                                    152,993                153,338

  Notes receivable from tuition financing, less
   current portion                                          4,586                  3,415
  Other notes receivable, less current portion             11,794                  9,882
  Costs and estimated earnings in excess of billings
   on uncompleted contracts, less current portion             506                    637


  Property and equipment:
   Land and buildings                                      68,886                  9,917
   Furniture and equipment                                149,611                111,490
   Leasehold improvements                                  15,794                 13,156
                                                        ---------             ----------
                                                          234,291                134,563
   Accumulated depreciation                               (47,764)               (36,682)
                                                        ---------             ----------
                                                          186,527                 97,881

   Intangible assets:
    Goodwill                                              320,969                292,693
    Contract rights                                        13,973                 13,973
    Other                                                   2,878                  3,111
                                                        ---------             ----------
                                                          337,820                309,777
   Accumulated amortization                               (33,645)               (26,322)
                                                        ---------             ----------
                                                          304,175                283,455

Deferred contract costs, net of accumulated
 amortization of $13,982 as of June 30, 1999
 and $11,740 as of December 31, 1998                        9,110                 10,255

Investments in and advances to affiliates                  50,441                 18,532
Other investments                                          46,639                 44,230
Net assets to be transferred to joint venture                   -                 31,575
Other assets                                               11,226                  6,596
                                                        =========             ==========
Total assets                                            $ 777,997             $  659,796
                                                        =========             ==========




                 SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                        JUNE 30,              DECEMBER 31,
                                                          1999                    1998
                                                       ---------             ------------
                                                      (UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                $  68,875              $  57,177
  Income taxes payable                                     7,487                 11,784
  Current portion of long-term debt                       13,887                  1,128
  Current portion of due to shareholders of
   acquired companies                                     15,489                 40,719
  Deferred revenue and other current liabilities          36,053                 27,430
                                                       ---------             ----------
Total current liabilities                                141,791                138,238

Long-term debt, less current portion                      98,604                 12,504
Deferred income taxes                                      7,064                  6,961
Due to shareholders of acquired companies,
  less current portion                                     8,722                 12,239
Other long-term liabilities                                1,110                  1,021
                                                       ---------             ----------
Total liabilities                                        257,291                170,963

Minority interest                                         10,420                      -

Stockholders' equity:
Preferred stock, par value $.01 per share-authorized
 10,000 shares, no shares issued and outstanding
 as of June 30, 1999 and December 31, 1998                     -                      -
Common stock, par value $.01 per share-authorized
 90,000 shares, issued and outstanding shares of
 51,616 as of June 30, 1999 and 50,952 as of
 December 31, 1998                                           516                    510
Additional paid-in-capital                               421,088                410,694
Retained earnings                                         91,216                 75,852
 Accumulated other comprehensive income (loss)            (2,534)                 1,777
                                                       ---------             ----------
Total stockholders' equity                               510,286                488,833
                                                       ---------             ----------
Total liabilities and stockholders' equity             $ 777,997             $  659,796
                                                       =========             ==========


See notes to consolidated financial statements.




                 SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                 (Amounts in thousands, except per share data)

                                                 Three months ended
                                                      June 30,
                                                 -------------------
                                                 1999           1998
                                                -------       -------
                                                      (Unaudited)

Revenues                                     $   148,460    $    99,328

Cost and expenses
Direct costs                                     123,277         85,026
General and administrative expense                 5,042          4,358
Transaction costs related to pooling-of-interests      -          5,000
Restructuring costs                                    -          3,730
                                                --------       --------
Total expenses                                   128,319         98,114
                                                --------       --------
Operating income                                  20,141          1,214

Other income (expense)
Investment and other income                           35          1,607
Interest expense                                  (1,393)          (333)
Equity in net loss of affiliates                    (360)        (1,127)
Minority interest in income of consolidated
 subsidiary                                       (1,174)             -
                                                --------       --------
Income before income taxes                        17,249          1,361

Income taxes                                      (5,866)        (2,839)
                                                --------       --------
Net income (loss)                            $    11,383    $    (1,478)
                                                ========       ========
Earnings (loss) per common share, basic      $      0.22    $     (0.03)
                                                ========       ========
Earnings (loss) per common share, diluted    $      0.21    $     (0.03)
                                                ========       ========


See notes to consolidated financial statements.


                 SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                 (Amounts in thousands, except per share data)

                                                  Six months ended
                                                       June 30,
                                                 --------------------
                                                 1999           1998
                                                 -----         ------
                                                     (Unaudited)

Revenues                                     $   272,238    $   185,651

Cost and expenses
Direct costs                                     231,478        161,808
General and administrative expense                 9,766          7,684
Transaction costs related to pooling-of-interests      -          5,000
Restructuring costs                                    -          3,730
                                                --------       --------
Total expenses                                   241,244        178,222
                                                --------       --------

Operating income                                  30,994          7,429

Other income (expense)
Investment and other income                          346          3,273
Interest expense                                  (2,161)          (420)
Equity in net loss of affiliates                    (444)        (2,338)
Minority interest in income of consolidated
 subsidiary                                       (1,174)             -
                                                --------       --------
Income before income taxes and  cumulative
 effect of accounting change                      27,561          7,944

Income taxes                                      (9,371)        (5,155)
                                                --------       --------
Income before cumulative effect
 of accounting change                             18,190          2,789
Cumulative effect of accounting change,
    net of income taxes of $682                   (1,323)             -
                                                --------       --------
Net income                                   $    16,867    $     2,789
                                                ========       ========
Earnings per common share, basic:
    Income before cumulative effect
       of accounting change                  $      0.35    $      0.06
    Cumulative effect of accounting change          0.02              -
                                                --------       --------
                                             $      0.33    $      0.06
                                                ========       ========
Earnings per common share, diluted:
    Income before cumulative effect
       of accounting change                  $      0.34    $      0.06
    Cumulative effect of accounting change          0.02              -
                                                --------       --------
                                             $      0.32    $      0.06
                                                ========       ========


See notes to consolidated financial statements.

                 SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             (Amounts in thousands)

                                                  Six months ended June 30,
                                               ---------------------------------
                                                              1999          1998
                                               ---------------------------------
                                                         (Unaudited)

Operating activities

Net income                                          $      16,867   $      2,789

    Adjustments to reconcile net income to net
    cash provided by operating activities:
        Depreciation                                       11,030          5,706
        Amortization                                       10,066          7,843
        Minority interest in income of
        consolidated subsidiary                             1,174              -
        Cumulative effect of accounting change              2,005              -
        Non-cash issuance of options to
         non-employees                                        121              -
        Non-cash dividend income                                -         (1,000)
        Equity in net loss of affiliates                      444          2,338
        Deferred income taxes                                 (40)             4
        Changes in operating assets and
          liabilities:
          Accounts and notes receivable, net               (5,202)         3,006
          Cost and estimated earnings in
            excess of billings
            on uncompleted contracts, net                   2,507            257
          Inventory                                           (81)        (2,290)
          Prepaid expenses and other current
            assets                                          1,015         (1,179)
          Accounts payable and accrued
            expenses                                         (496)         9,567
          Income taxes payable                             (2,123)        (5,590)
          Deferred revenue and other current
            liabilities                                     4,317          3,471
                                                     ------------    -----------
Net cash provided by operating activities                  41,604         24,922
                                                     ------------    -----------

Investing activities
Purchase of available-for-sale securities                  (2,025)        (1,627)
Proceeds from sale of available-for-sale
  securities                                                2,855         46,532
Investment in and advances to affiliates                     (679)        (4,572)
Increase in other investments                              (2,416)           (31)
Purchase of property and equipment                        (22,043)       (30,338)
Purchase of Canter, including direct costs of
  acquisition, net of cash received                             -        (24,262)
Payment of contingent consideration for prior
  period acquisitions                                     (16,475)       (13,547)
Purchase of Universidad Europea de Madrid,
  including direct costs of acqusition,
  net of cash received                                    (25,768)             -
Cash paid for other acquired businesses,
  net of cash received                                    (16,355)             -
Expenditures for deferred contract costs                   (2,981)        (1,633)
Increase in other assets                                   (4,906)        (1,943)
                                                     ------------    -----------
Net cash used in investing activities                     (90,793)       (31,421)
                                                     ------------    -----------

Financing activities
Proceeds from exercise of options and warrants              2,392          3,532
Proceeds from issuance of common stock                        716              -
Repurchase of common stock                                 (7,764)             -
Cash paid for fractional shares of common stock                 -            (58)
Repayment of distributions to shareholders                      -            238
Payments on loans from stockholders of
  acquired companies                                            -           (262)
Proceeds from issuance of long-term debt                   74,760            858
Payments on long-term debt and capital lease
  obligations                                             (16,965)          (544)
                                                     ------------    -----------
Net cash provided by financing activities                  53,139          3,764
                                                     ------------    -----------
Effects of exchange rate changes on cash                   (2,260)          (194)
                                                     ------------    -----------
Net increase (decrease) in cash and cash
  equivalents                                               1,690         (2,929)
Cash and cash equivalents at beginning of
  period                                                   33,170         29,650
                                                     ------------    -----------
Cash and cash equivalents at end of period          $      34,860   $     26,721
                                                     ============    ===========

See notes to consolidated financial statements.

                SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Unaudited
(Amounts in thousands, except per share amounts)

June 30, 1999

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Sylvan Learning Systems, Inc. and Subsidiaries (the "Company") annual report on Form 10-K for the year ended December 31, 1998.

   During the period ended June 30, 1999, the Company acquired a 54% controlling interest in the Universidad Europea de Madrid (UEM) (see Note 2). As such, the unaudited consolidated financial statements for the three month and six month periods ended June 30, 1999 include the accounts of Sylvan Learning Systems, Inc., its wholly-owned subsidiaries and its majority-owned and controlled subsidiary. All intercompany accounts and transactions have been eliminated in consolidation. Investments in affiliates owned more than 20%, but not in excess of 50%, and corporate joint ventures are reported using the equity method.

   Certain amounts in the 1998 financial statements have been reclassified to conform with the 1999 presentation.

Note 2 - Commencement of New Division

The Company's newest division, Sylvan International Universities, began operations in the second quarter of 1999 with the acquisition of UEM. Sylvan assumed operating control of UEM on April 1, 1999 and finalized the purchase of a 54% controlling interest in the private, for-profit university on June 22, 1999. The purchase price of the UEM shares, including acquisition costs, was approximately $28,300. The final purchase price allocation may differ from this preliminary amount due to adjustments to acquisition related costs. Results of operations of UEM are included in the accompanying 1999 consolidated statements of income from April 1, 1999 through June 30, 1999. The acquisition would not materially change reported 1998 results had it occurred on January 1, 1998.

   In conjunction with acquiring the majority interest in UEM, the ownership interest not acquired by the Company became minority interest ownership. Minority interest in the accompanying consolidated financial statements relates to such ownership interest.

Note 3 - Long-term Debt

Long-term debt as of June 30, 1999 consists of the following (amounts in thousands):

   Long-term revolving credit facility
    with banks                                   $66,871
   Various notes payable bearing interest
    at rates ranging from 5.125% to 8.125%         4,693
   Debt acquired as part of the UEM
    acquisition                                   40,927
                                               ---------
                                                 112,491
   Less:  Current portion of long-term
   debt                                           13,887
                                               ---------
   Total long-term debt                          $98,604
                                               =========


   The revolving credit facility (the "Facility") with a group of six banks allows the Company to borrow up to an aggregate of $100,000 at a variable rate. Outstanding borrowings under the Facility are unconditionally guaranteed by a pledge of the capital stock of the Company's subsidiaries, and are due on December 31, 2003. As of June 30, 1999, approximately $66,900 of borrowings are outstanding under the Facility at rates ranging from 6.00% to 7.75%. Approximately $40,900 of outstanding borrowings acquired as part of the UEM acquisition are due between December 1999 and August 2007. These UEM borrowings bear interest at a blended rate of approximately 5.00% as of June 30, 1999.

Note 4 - Accounting Change

On January 1, 1999, the Company adopted the provisions of AICPA Statement of Position No. 98-5, Reporting the Costs of Start-up Activities ("SOP 98-5"), which requires start-up costs capitalized prior to January 1, 1999 to be written-off and any future start-up costs to be expensed as incurred. The Company previously capitalized pre-contract costs directly associated with specific anticipated contracts as well as development costs for new educational programs that were estimated to be recoverable. The cumulative effect of adopting SOP 98-5 in 1999 decreased net income by $1,323 (net of $682 in income taxes), or ($.02) per share.

Note 5 - Income Taxes

The tax provisions for the three and six month periods ended June 30, 1999 and 1998 are based on the estimated effective tax rates applicable for the full years, after giving effect to significant unusual items related specifically to the interim periods. The Company's income tax provisions for all periods consist of federal, state, and foreign income taxes. The Company's effective tax rate was 34% and 65% for the six months ended June 30, 1999 and 1998, respectively. The effective tax rate for the period ended June 30, 1998 was unusually high due to significant transaction costs related to the acquisition of Aspect in May 1998 which were expensed for financial reporting purposes but were non-deductible for income tax purposes. The Company estimates that its effective income tax rate for the year ending December 31, 1999 will be 34%.

Note 6 - Earnings Per Share

The following table summarizes the computations of basic and diluted earnings per share:

                                  Three months ended        Six months ended
                                       June 30,                 June 30,
                                   1999         1998        1999        1998
                                 ----------------------   ----------------------
Numerator used in basic and
diluted earnings per common share:
      Income (loss) before
        cumulative effect
        of accounting change    $    11,383   $  (1,478)   $ 18,190   $    2,789
      Cumulative effect of
        accounting change,
        net of tax                        -           -      (1,323)           -
                                 ----------   ---------   ---------   ----------
Net income (loss)               $    11,383   $  (1,478)   $ 16,867   $    2,789
                                 ==========   =========   =========   ==========

Denominator:
   Denominator for basic
   earnings per common share -
   weighted average shares           51,841      48,185      51,539       47,850

   Effect of dilutive
    securities:

     Stock options and warrants       1,733           -       2,006        2,193
                                 ----------   ---------   ---------   ----------

   Denominator for diluted
    earnings per common
    share - weighted average
    shares                           53,574      48,185      53,545       50,043
                                 ==========   =========   =========   ==========

Earnings (loss) per common
  share, basic:
   Income before cumulative
    effect of accounting change        0.22       (0.03)       0.35         0.06
   Cumulative effect of
    accounting change                     -           -       (0.02)           -
                                 ----------   ---------   ---------   ----------

                                $      0.22   $   (0.03)  $    0.33   $     0.06
                                 ==========   =========   =========   ==========

Earnings (loss) per common share,
    diluted:
   Income before cumulative
     effect of accounting change $ 0.21 $ (0.03) $ 0.34 $ 0.06 Cumulative effect of
     accounting change                    -           -       (0.02)           -
                                 ----------   ---------   ---------   ----------
                                 $     0.21   $   (0.03)  $    0.32   $     0.06
                                 ==========   =========   =========   ==========


   The effect of stock options and warrants was antidilutive for the three months ended June 30, 1998 and was therefore not considered in the computation of dilutive loss per common share.

Note 7 - Stockholders' Equity

The components of stockholders' equity are as follows (amounts in thousands):


                                                                Accumulated
                                        Additional                 Other             Total
                                Common   Paid-In     Retained   Comprehensive     Stockholders'
                                 Stock   Capital     Earnings   Income (loss)       Equity
                                ------- ----------  ----------  -------------     --------------
Balance at December 31, 1998    $   510 $  410,694  $   75,852   $     1,777       $   488,833

Options exercised for
purchase of 256 shares of
common stock, including
income tax benefit of $1,177          3      3,567                                       3,570

Stock options granted to
non-employees                                  121                                         121

Repurchase of 312 shares
of common stock                      (3)    (7,761)                                     (7,764)

Issuance of 27 shares of
common stock in connection
with the Employee Stock
Purchase Plan                                  716                                         716

Issuance of 510 shares of
common stock in connection
with contingent consideration
related to the acquisition of
Canter                                5     11,162                                      11,167

Issuance of 38 shares of
common stock in connection
with consideration related
to the acquisition of PACE                     995                                         995

Issuance of 144 shares of
common stock in connection
with other acquisitions               1      1,594      (1,503)                             92

Comprehensive income:
   Net income for the six
      months ended
      June 30, 1999                                     16,867                           16,867
   Other comprehensive
   income:
      Foreign currency
      translation adjustment                                          (4,311)           (4,311)
                                                                                     ----------
   Total comprehensive
   income                                                                               12,556
                                -------  ---------  ----------    ----------        ===========

Balance at June 30, 1999         $  516 $  421,088  $   91,216    $   (2,534)       $  510,286
                                =======  =========  ==========   ===========        ==========

During the second quarter of 1999, the Company repurchased 312 shares of its common stock for $7,764. Management intends to use the repurchased shares in payment of contingent consideration related to acquisitions.

Note 8 - Contingencies

The Company is the defendant in a legal proceeding pending in the United States District Court for the Northern District of Iowa, Civil Action No. C96-334MJM, filed on November 18, 1996 by ACT, Inc., an Iowa nonprofit corporation formerly known as American College Testing Program, Inc. ("ACT"). ACT's claim arises out of the Company's acquisition of rights to administer testing services for the National Association of Securities Dealers, Inc. ("NASD"). ACT has asserted that the Company tortuously interfered with ACT's relations, contractual and quasi-contractual, with the NASD, that the Company caused ACT to suffer the loss of its advantageous economic prospects with the NASD and other ACT clients and that the Company has monopolized and attempted to monopolize the computer-based testing services market. ACT has claimed unspecified amounts of compensatory, treble and punitive damages, as well as injunctive relief. If ACT were awarded significant compensatory or punitive damages, it could materially adversely affect the Company's results of operations and financial condition. Additionally, if ACT were granted significant injunctive relief, the Company may be required to dispose of, limit expansion or curtail existing operations of its Sylvan Prometric division, which, in turn, would materially adversely affect the Company's results of operations, financial condition and prospects for growth. In February 1998, the Court ruled that ACT may proceed only on three of its five antitrust theories and otherwise narrowed the scope of ACT's antitrust claims. In March 1998, the Court denied the Company's motion to dismiss ACT's state law claims. Discovery commenced in 1998 and is now completed. Motions will be heard by the Court over the next several months. The Company believes that all of ACT's claims are without merit but is unable to predict the outcome of the ACT litigation at this time.

Note 9 - Business Segment Information

                                  Three months ended         Six months ended
                                       June 30,                  June 30,
                                  1999          1998         1999         1998
                                -----------------
Operating revenues:
   Sylvan Prometric               $82,511     $58,209       $155,874     $105,777
   Sylvan Contract Educational
       Services                    27,667      25,649         58,258       52,269

   Sylvan Learning Centers         23,544      15,470         43,368       27,605
   Sylvan International
       Universities                14,738           -         14,738            -
                                =========     =========    =========    =========

                                 $148,460     $99,328       $272,238     $185,651
                                =========     =========    =========    =========

Segment profit:

   Sylvan Prometric               $12,198     $(2,490)      $ 19,680     $    539
   Sylvan Contract Educational
       Services                     3,045       3,524          6,616        7,331

   Sylvan Learning Centers          6,889       4,538         11,413        7,243
   Sylvan International
       Universities                 3,051           -          3,051            -
                                =========     =========    =========    =========

                                 $ 25,183     $ 5,572       $ 40,760     $ 15,113
                                =========     =========    =========    =========

                                                                    June 30,
                                                               1999         1998
                                                           ----------------------
Segment assets:
   Sylvan Prometric                                         $424,143     $281,694
   Sylvan Contract Educational
       Services                                              121,041       91,024

   Sylvan Learning Centers                                    55,647       31,989
   Sylvan International
       Universities                                           75,637           -
                                                           =========    =========
                                                            $676,468     $404,707
                                                           =========    =========

                                       12

With the exception of the second quarter 1999 addition of a segment, Sylvan International Universities (see Note 2), there have been no changes since December 31, 1998 in the Company's method for identification of reportable segments or for determination of segment profit or loss. There are no significant intercompany sales or transfers. The following table reconciles the reported information on segment profit to income before income taxes reported in the consolidated statements of income:

                                  Three months ended        Six months ended
                                       June 30,                 June 30,
                                   1999        1998        1999         1998
                                ----------------------   ----------------------
Total profit for reportable
segments                       $   25,183     $  5,572  $  40,760    $  15,113
Corporate general and
administrative expense             (5,042)      (4,358)    (9,766)      (7,684)

Other income (expense)             (2,892)         147     (3,433)         515
                                 ----------   ---------   ---------   ----------
   Income before income taxes
   and cumulative effect of
   accounting change            $  17,249    $   1,361   $  27,561   $   7,944
                                 ==========   =========   =========   ==========

Note 10 - Comprehensive Income

The components of comprehensive income, net of related tax, are as follows:

                            Three months ended June 30,  Six months end June 30,
                                 1999         1998         1999         1998
                               -----------------------   -----------------------
Net income (loss)              $  11,383    $  (1,478)   $  16,867    $   2,789
Foreign currency translation
adjustment                        (3,723)        (428)      (4,311)        (194)
                               ----------   ----------   ----------   ----------

Comprehensive income (loss)   $    7,660    $  (1,906)   $  12,556    $   2,595
                               ==========   ==========   ==========   ==========


Note 11 - Subsequent Events

On July 14, 1999, the Company sold its entire investment in JLC Learning Corporation ("JLC"), a company that develops educational software products. Proceeds from such sale amounted to approximately $15,200 in cash and a five year purchase credit in the amount of approximately $11,200. The Company intends to apply this purchase credit to software purchases of various divisions. Full application of these purchase credits would result in no gain or loss on the JLC sale.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS



Overview

The Company generates revenues from four business segments: Sylvan Prometric, which earns computer-based testing fees as well as fees from the operations of an English language instruction business (consisting of the Wall Street Institute ("WSI") and Aspect International Language Schools ("Aspect"); Sylvan Contract Educational Services, which earns revenues attributable to providing supplemental remedial education services to public and non-public schools and major corporations as well as providing teacher training services; Sylvan Learning Centers, which earns primarily franchise royalties, franchise sales fees and Company-owned Learning Center revenues; and Sylvan International Universities, which earns tuition and fees paid by the students of the Universidad Europea de Madrid.

   The following table sets forth the percentage relationships of operating revenues and direct costs for each division, as well as certain income statement line items expressed as a percentage of total revenues for the periods indicated:

                               Three months ended     Six months ended
                                    June 30,              June 30,
                                  1999       1998        1999      1998
                               -------------------   -------------------
Operating revenues:
   Sylvan Prometric                56%        59%         57%       57%
   Sylvan Contract Education
       Services                    18%        25%         22%       28%
   Sylvan Learning Centers         16%        16%         16%       15%
   Sylvan International
       Universities                10%         0%          5%        0%
                               --------  ---------   ---------  --------
      Total revenues              100%       100%        100%      100%

Direct costs:
   Sylvan Prometric                47%        52%         50%       51%
   Sylvan Contract Education
       Services                    17%        22%         19%       24%
   Sylvan Learning Centers         11%        11%         12%       11%
   Sylvan International
       Universities                 8%         0%          4%        0%
                               --------  ---------   ---------  --------
      Total direct costs           83%        85%         85%       86%

General and administrative
    expenses                        3%         4%          4%        4%
Restructuring and transaction
    costs related to pooling
    of interests                    0%         9%          0%        5%
                               --------  ---------   ---------  --------
Operating income                   14%         2%         11%        5%
Non-operating income (expense)     (2%)        0%         (1%)       0%
                               --------  ---------   ---------  --------
Income before income taxes and
   cumulative effect of change
   in accounting principle         12%         2%         10%        5%
Income taxes                        4%         3%          3%        3%
                               --------  ---------   ---------  --------
Net income (loss)                   8%        (1%)         7%        2%
                               ========  =========   =========  ========

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1999 TO RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1998.

REVENUES. Total revenues increased by $49.1 million, or 49%, to $148.5 million in 1999 from $99.3 million in 1998. This increase resulted from higher revenues in all business segments - Sylvan Prometric, Sylvan Contract Educational Services, Sylvan Learning Centers and Sylvan International Universities.

   SYLVAN PROMETRIC revenue increased by $24.3 million, or 42%, to $82.5 million in 1999, compared to $58.2 million in 1998. Excluding 1998 revenues of $3.5 million from Block Testing Services, L.P. And related entities (collectively, "NAI/Block"), the net assets of which were contributed to a joint venture in January 1999, Sylvan Prometric revenue for 1999 increased $27.8 million, or 51%, compared to 1998. Academic admissions testing revenues increased $3.4 million, or 103%, compared to the same period in 1998, primarily due to volume based and cost of living adjustments in the Test of English as a Foreign Language (TOEFL), Praxis and Regents College exams. Information Technology (IT) testing revenues increased $7.7 million, or 44%, in 1999 compared to 1998 due primarily to Microsoft and other IT client volume increases. Professional licensure and certification testing revenues increased 66%, or $3.8 million, in 1999 compared to 1998, primarily as a result of increased revenues from the National Association of Securities Dealers (NASD) testing contract and the addition of the National Board of Medical Examiners (NBME) and other new testing contracts. Educational Testing Service cost-plus international contract revenues increased $2.1 million, or 27%, for 1999 compared to 1998, primarily due to an increase in testing volume and the cost of center build-out. Revenues from the Company's English Language instruction business, which represents 33% of 1999 divisional operating revenues, increased $10.8 million in 1999, primarily as a result of the operations of several WSI franchise locations acquired after the first quarter of 1998 and the sale of international area development rights. Operating revenue for Prometric represents 56% of total revenues of the Company for the three month period ended June 30, 1999.

   SYLVAN CONTRACT EDUCATIONAL SERVICES revenue increased by $2.0 million, or 8%, to $27.7 million in 1999 compared to the same period in 1998. The revenue increase was the result of a $3.4 million increase in revenue from public and nonpublic school contracts, offset by a $1.4 million decrease in revenue from the PACE corporate training business. The $3.4 million increase in revenue from public and nonpublic schools for 1999 is the result of $3.2 million in revenue attributable to new contracts obtained after June 30, 1998, as well as an increase of $.2 million in revenue attributable to existing contracts. Operating revenue for Contract Educational Services represents 18% of total revenues of the Company for the three month period ended June 30, 1999.

   SYLVAN LEARNING CENTERS revenue increased by $8.1 million, or 52%, to $23.5 million compared to the same period in 1998. Franchise royalties increased by $1.0 million, or 25%, for 1999 as a result of the net increase of 81 new centers opened after June 30, 1998 and a 16% increase in same center revenue. Revenues from Company-owned Learning Centers increased $2.5 million, or 27%, to $11.6 million during 1999. Same center revenues increased 7%, or $.6 million, with the remaining revenue increase of $1.9 million generated from 16 new company-owned centers acquired from franchise owners during the past 12 months. On October 31, 1998, the company acquired Schulerhilfe, a tutoring company based in Germany. this acquisition resulted in an additional $3.9 million in revenue for 1999. Product sales, franchise sales fees and other franchise service revenues generated the remaining revenue increase of $.7 million for 1999, as compared to 1998. Operating revenue for Learning Centers represents 16% of total revenues of the Company for the three month period ended June 30, 1999.

   SYLVAN INTERNATIONAL UNIVERSITIES, The Company's newest division, began operations in the second quarter of 1999 with the acquisition of a 54% controlling interest in the Universidad Europea de Madrid (UEM). Sylvan assumed operating control of UEM on April 1, 1999, at which time results of UEM's operations began to be consolidated with those of the Company. Total revenues for International Universities subsequent to April 1, 1999 were $14.7 million, which represents 10% of total revenues of the Company for the three month period ended June 30, 1999.

DIRECT COSTS. Total direct costs increased 45% to $123.2 million in 1999 from $85.0 million in 1998 as a result of business expansion. Direct costs as a percentage of total revenues decreased to 83% in 1999 from 85% in 1998. This decrease in costs as a percentage of revenue is primarily due to expanding revenues while management controls the related direct operating expenses.

   SYLVAN PROMETRIC direct costs for 1999 increased by $18.3 million to $70.3 million, or 85% of total Sylvan Prometric revenue, compared to $52.0 million, or 89% of total Prometric revenue for the same period in 1998. Excluding expenses of $2.2 million for 1998 related to NAI/Block, the net assets of which were contributed to a joint venture in January 1999, and $1.2 Million of non-recurring expenses related to the acquisition of Aspect, Prometric expenses would have been $48.6 million, or 89% of Prometric revenue for 1998. This decrease in direct costs as a percentage of revenues is due to increased volumes and revenues from IT, academic admissions, professional licensure and certificate testing offset in part by increased Year 2000 compliance and international business development support costs. The increased margins in 1999 compared to the same periods in 1998 are mainly a result of the improvements in the higher volumes of tests which reduces the cost per test of the division, the margins on the sale of WSI area development rights in 1999, and increased margins on the revenues of the WSI franchisees acquired after the first quarter of 1998.

   SYLVAN CONTRACT EDUCATIONAL SERVICES expenses increased by $2.5 million to $24.6 million, or 89% of Sylvan Contract Educational Services revenue for 1999, compared to $22.1 million, or 86% of Contract Educational Services revenue for the same period in 1998. The increase in costs as a percentage of revenue for 1999 is due to costs for new contracts for specialized services, increased sales costs for selling public and non-public business as well as higher costs as a percentage of revenue for the PACE corporate training business.

   SYLVAN LEARNING CENTERS Expenses increased $5.7 million to $16.7 million, or 71% of Learning Centers revenue for 1999, compared to $10.9 million, or 71% of Learning Centers revenue for the same period in 1998. Approximately $2.3 million of the increase for 1999 was related to the acquisition of franchised learning centers and costs associated with higher revenues at existing company-owned centers. Expenses as a percentage of revenues did not decline for the period as a result of the acquisition of more franchise centers which tend to operate at lower margins. The acquisition of Schulerhilfe resulted in $2.9 million of increased costs for the three month period ended June 30, 1999. The remaining cost increase of $0.5 million for 1999 relates to franchise services support costs due to the growth in franchised Centers over the prior year.

   SYLVAN INTERNATIONAL UNIVERSITIES expenses were $11.7 million for the three month period ended June 30, 1999. These direct expenses consist primarily of tuition personnel, marketing and advertising, and facility-related costs of UEM. These expenses represent 79% of the International Universities revenues for the three month period ended June 30, 1999.

OTHER EXPENSES. General and administrative expenses increased by $0.7 million during 1999, compared to 1998, but decreased to 3% of revenues for 1999 compared to 4% of revenues for 1998. This decrease in general and administrative expense as a percentage of total revenues is primarily due to the expansion of revenues without a corresponding increase in general and administrative expenses. The Company's centralized infrastructure has been adequate to respond to additional demands without a corresponding increase in the level of general and administrative expenses.

   In May of 1998, the Company acquired Aspect. Associated with this acquisition, Sylvan incurred $5.0 million of non-recurring transaction-related costs, as well as $3.7 million of restructuring charges. The net effect of the $3.7 million restructuring charge, the $5.0 million of transaction-related costs, as well as the $1.2 million in compensation paid to Aspect's former owners which are included in the direct costs of Prometric for 1998, was a decrease in pre-tax income of $9.9 million and net income of $8.9 million during the three month period ended June 30, 1998.

   Non-operating expenses incurred by the Company increased $3.0 million as compared to the same period in 1998. This increase is largely attributable to the $1.2 million minority interest in income of consolidated subsidiary recorded during 1999 related to UEM, as well as an increase of $1.1 million in interest expense related to additional borrowings made during the three month period ended June 30, 1999, and debt obligations of UEM assumed by the Company as part of the acquisition. The remaining $.7 million increase in non-operating expenses is attributable to charges related to the equity in the net loss of affiliates, as well as normal fluctuations in other income and expense.

   The Company's effective tax rate has decreased from 209% during 1998 to 34% during 1999. This decrease is a result of an increase in income earned during 1999 in jurisdictions with lower tax rates as well as the fact that the effective tax rate for 1998 includes the effect of $5.0 million of transaction costs related to the acquisition of Aspect for which there was no allowable income tax deduction. The company estimates that its effective tax rate for the year ending December 31, 1999 will be 34%.

NET INCOME. Net income increased by $12.9 million to $11.4 million for the three month period ended June 30, 1999, compared to a net loss of $1.5 million in the same period in 1998. Excluding the total $8.9 million of non-recurring expenses, net of tax, related to Aspect from the results of operations for 1998, net income would have increased by $4.0 million, or 54%, for 1999. This increase is a result of increased revenue from all divisions, improved margins and management's efforts to control costs.

COMPARISON OF RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1999 TO RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1998.

REVENUES. Total revenues increased by $86.6 million, or 47%, to $272.2 million for the six months ended June 30, 1999 from $185.7 million for the same period in 1998. This increase resulted from higher revenues in all business segments - Sylvan Prometric, Sylvan Contract Educational Services, Sylvan Learning Centers and Sylvan International Universities.

   SYLVAN PROMETRIC revenue increased by $50.1 million, or 47%, to $155.9 million in 1999, compared to 1998. Excluding 1998 revenues of $6.6 million from Block Testing Services, L.P. and related entities (collectively, "NAI/Block"), the net assets of which were contributed to a joint venture in January 1999, Prometric revenue for 1999 increased $56.7 million, or 57%, compared to 1998. Academic admissions testing revenues increased $5.0 million, or 68%, compared to the same period in 1998, primarily due to volume based and cost of living adjustments in the Test of English as a Foreign Language (TOEFL), Praxis and Regents College exams. Information Technology (IT) testing revenues increased $16.4 million, or 50%, in 1999 due primarily to Microsoft and other it client volume increases. Professional licensure and certification testing revenues increased 57%, or $6.0 million, in 1999 compared to 1998, primarily as a result of increased revenues from the National Association of Securities Dealers (NASD) testing contract and the addition of the National Board of Medical Examiners
(NBME) and other new testing contracts. Educational

Testing Service cost-plus international contract revenues increased $10.0 million, or 92% for 1999 compared to 1998, primarily due to an increase in testing volume and the cost of center build-out. Revenues from the Company's English language instruction business, which represents 32% of 1999 divisional operating revenues, increased $18.3 million in 1999 primarily as a result of the operations of several WSI franchise locations acquired after the first quarter of 1998 and the sale of international area development rights. The remaining $1.0 million increase in revenue is related to various other fees and media based testing revenue. Operating revenue for Prometric represents 57% of total revenues of the Company for the six month period ended June 30, 1999.

   SYLVAN CONTRACT EDUCATIONAL SERVICES revenue increased by $6.0 million, or 11%, to $58.3 in 1999 compared to the same period in 1998. The revenue increase was the result of a $7.4 million increase in revenue from public and nonpublic school contracts, offset by a $1.4 million decrease in revenue from the PACE corporate training business. The $7.4 million increase in revenue from public and nonpublic schools for 1999 is the result of $7.0 million in revenue attributable to new contracts obtained after June 30, 1998, as well as an increase of $.4 million in revenue attributable to existing contracts. Operating revenue for Contract Educational Services represents 22% of total revenues of the Company for the six month period ended 1999.

   SYLVAN LEARNING CENTERS revenues for 1999 increased by $15.8 million, or 57%, to $43.4 million compared to 1998. Franchise royalties increased by $1.7 million, or 22%, for 1999 as a result of the net increase of 81 new Centers opened after June 30, 1998 and a 16% increase in same center revenue. Revenues from Company-owned Learning Centers increased $4.9 million, or 30%, to $20.9 million during 1999. Same center revenues increased 11%, or $1.7 million, with the remaining revenue increase of $3.2 million generated from 16 new company-owned centers from franchise owners during the past 12 months. On October 31, 1998, the Company acquired Schulerhilfe, a tutoring company based in Germany. This acquisition resulted in an additional $7.9 million in revenue for the six month period ended 1999. Product sales, franchise sales fees and other franchise service revenues generated the remaining revenue increase of $1.3 million for 1999, as compared to 1998. Operating revenues for Learning Centers represents 16% of total revenues of the Company for the six months ended 1999.

   SYLVAN INTERNATIONAL UNIVERSITIES, The Company's newest division, began operations in the second quarter of 1999 with the acquisition of a 54% controlling interest in the Universidad Europea de Madrid (UEM). Sylvan assumed operating control of UEM on April 1, 1999, at which time results of UEM's operations began to be consolidated with those of the Company. Total revenues for International Universities subsequent to April 1, 1999, were $14.7 million, which represent 5% of total revenue of the Company for the six month period ended 1999.

DIRECT COSTS. Total direct costs increased 43% to $231.5 million in 1999 from $161.8 million in 1998 as a result of business expansion. Direct costs as a percentage of total revenues decreased to 85% in 1999 from 86% in 1998. This decrease in costs as a percentage of revenues is primarily due to expanding revenues while management controls the related direct operating expenses.

   SYLVAN PROMETRIC direct costs for 1999 increased by $39.7 million to $136.2 million, or 89% of total Prometric revenue, compared to $96.5 million, or 91% of total Prometric revenue for the same period in 1998. Excluding expenses of $5.5 million for 1998 related to NAI/Block, the net assets of which were contributed to a joint venture in January 1999, and $1.2 million of non-recurring expenses related to the acquisition of Aspect, Prometric direct costs would have been $89.8 million, or 91% of Prometric revenue for 1998. This decrease in direct costs as a percentage of revenues is due to increased volumes and revenues from IT, academic admissions, professional licensure and certificate testing offset in part by increased Year

2000 compliance and international business development support costs. The increased margins in 1999 compared to the same periods in 1998 are mainly a result of improvements in higher volumes of tests which reduces the cost per test of the division, the margins on the sale of WSI area development rights in 1999, and increased margins on the revenues of the WSI franchisees acquired after the first quarter of 1998.

   SYLVAN CONTRACT EDUCATIONAL SERVICES expenses increased by $6.7 million to $51.6 million, or 89% of Sylvan Contract Educational Services revenue for 1999, compared to $44.9 million, or 86% of Contract Educational Services revenue for 1998. The increase in costs as a percentage of revenue for 1999 is due to costs for new contracts for specialized services, increased sales costs for selling public and non-public business as well as higher costs as a percentage of revenue for the PACE corporate training business.

   SYLVAN LEARNING CENTERS expenses increased $11.6 million to $32.0 million, or 74% of Learning Centers revenue for 1999, compared to $20.4 million, or 74% of Learning Centers revenue for the same period in 1998. Approximately $4.5 million of the increase for 1999 was related to the acquisition of franchised learning centers and costs associated with higher revenues at existing company-owned centers. Expenses as a percentage of revenues did not decline for the period as a result of the acquisition of more franchise centers which tend to operate at lower margins. The acquisition of Schulerhilfe resulted in $6.3 million of increased costs for six month period ended June 30, 1999. The remaining cost increase of $0.8 million for 1999 relates to franchise services support costs due to the growth in franchised Centers over the prior year.

   SYLVAN INTERNATIONAL UNIVERSITIES expenses were $11.7 million for the six month period ended June 30, 1999. These direct expenses consist primarily of tuition personnel, marketing and advertising, and facility-related costs of UEM. These expenses represent 79% of the International Universities revenues for the six month period ended June 30, 1999.

OTHER EXPENSES. General and administrative expenses increased by $2.1 million during 1999, compared to 1998, but remained constant at 4% of revenues. This constant percentage in general and administrative expenses as a percentage of total revenues is primarily due to the expansion of revenues without a corresponding increase in general and administrative expenses.

   In May 1998, the company acquired Aspect. Associated with this acquisition, the Company incurred $5.0 million of non-recurring transaction-related costs, as well as $3.7 million of restructuring charges. The net effect of the $3.7 million restructuring charge, the $5.0 million of transaction-related costs, as well as the $1.2 million in compensation paid to Aspect's former owners which are included in the direct costs of Prometric for 1998, was a decrease in pre-tax income of $9.9 million and net income of $8.9 million during the six month period ended June 30, 1998.

   Non-operating expenses incurred by the Company increased $3.9 million, as compared to the same period in 1998. This net increase in expenses is attributable to a $2.9 decrease in interest and other income, a $1.7 million increase in interest expense related to increased borrowings outstanding during the period, and a $1.2 million minority interest in income of consolidated subsidiary recorded in 1999 associated with UEM, offset by a $1.9 million decrease in charges related to equity in net loss of affiliates.

   The Company's effective tax rate has decreased from 65% during 1998 to 34% during 1999. This decrease is a result of an increase in income earned during 1999 in jurisdictions with lower tax rates as well as the fact that the effective tax rate for 1998 includes the effect of $5.0 million of transaction costs related to the acquisition of Aspect for which there was no allowable income tax deduction. The company estimates that its effective tax rate for the year ending December 31, 1999 will be 34%.

   NET INCOME. Net income increased by $14.1 million to $16.9 million in 1999, compared to $2.8 million in 1998. Excluding the $8.9 million of non-recurring costs, net of tax, related to Aspect from the results of operations for 1998 and the $1.3 million charge related to a change in accounting principle from the adoption of the provisions of AICPA Statement of Position No. 98-5, net income would have increased by $6.5 million, or 56%, for 1999. This increase is a result of increased revenue from all divisions, improved margins and management's efforts to control costs.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated $41.6 million of cash flow from operations for the six month period ended June 30, 1999, an increase of $16.7 million as compared to the six months ended June 30, 1998. The cash flow from operations consists primarily of $41.1 million related to net income excluding non-cash charges (principally depreciation and amortization) for the six month period ended June 30, 1999. Although accounts and notes receivable increased during the period as a result of revenue increases, the percentage increase was significantly less than the rate of increase in revenues. The Company believes that uncollectible accounts receivable will not have a significant effect on future liquidity, as a large portion of the accounts receivable are due from enterprises with substantial financial resources. Other operating assets decreased during the period, offsetting the receivable increase, and when combined with the cash flow from net income resulted in the $41.6 million cash flow from operations for the six months period ended June 30, 1999.

Cash used in investing activities increased to $90.8 million in 1999 from $31.4 million in 1998. This increase was primarily due to the acquisition of the UEM, the acquisition of other businesses and franchise centers, and the purchase of property and equipment. These investments were made to begin the new International Universities division, to acquire existing successful Sylvan Learning and WSI Centers and to invest in furniture and equipment for the Company's general business expansion.

The Company funded investing activity through operating cash flows as well as funds provided through financing activities. The Company received net proceeds of $56.9 million from borrowings on the revolving line of credit during the period ended June 30, 1999. These proceeds were used to fund acquisitions, fulfill payment obligations to shareholders of previously acquired companies and for share repurchase activity. Borrowings under the revolving credit facility are due December 31, 2003. At June 30, 1999 the Company has remaining availability under the revolving credit facility of $33.1 million.

The Company expects that available cash, cash flow from operations and existing lines of credit will be sufficient to meet its operating requirements, including the expected expansion of its existing business, over the near term. The Company continues to examine opportunities in the educational services or computer-based testing industries for potential acquisitions. Additional capital resources may be necessary to acquire and thereafter operate additional businesses.

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

   Phase III - Remediation. This phase involves modifying, replacing or upgrading the systems that have failed during Phase II. The remediation phase is 95% complete and is expected to be completed by the end of the third quarter of 1999.

   Phase IV - Testing. This phase involves review of systems for compliance and re-testing as necessary. The testing phase is 90% complete and is expected to be completed by the end of the third quarter of 1999.

   Phase V - Implementation. This phase involves implementing the systems after they have been successfully remediated and tested. This is the final step in assuring that the systems are Year 2000 compliant. The phase is 80% complete and is expected to be completed by the end of the third quarter of 1999, with the exception of certain third party service providers already identified as not Year 2000 compliant.

   The Company believes the cost to remedy Year 2000 issues to be $4.5 million. The Company has expended $1.0 million in 1998 and $2.9 million during the first six months of 1999. The Company is not aware of any material non-compliance that would have a material effect on its financial position. As part of the Year 2000 issue process, formal communication with the Company's suppliers, customers and other support services has been initiated and efforts will continue until positive statements of readiness have been received from all third parties. The Company has identified certain service suppliers that are not Year 2000 compliant. It is working with the suppliers to ensure efforts are taken to correct the situation and the Company is establishing contingency plans to ensure no material service interruption. Therefore, the Company does not believe that the non-compliance by the service suppliers will have a material impact on the Company's business. Nevertheless, there can be no assurance that unanticipated non-compliance will not occur, and such non-compliance could require material costs to repair or could cause material disruptions if not repaired. The Company is in the process of developing a strategy to address these potential consequences that may result from unresolved Year 2000 issues, which will include the development of one or more contingency plans by mid 1999.


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

 CONTINGENT MATTERS

   In connection with the Company's acquisition of Canter and based on Canter's earnings in 1998, the Company paid additional consideration during the second quarter of 1999 to the seller in cash of $14.9 million and shares of restricted common stock which were valued at $11.2 million. Additional variable amounts of contingent consideration are also payable to the seller if specified levels of earnings are achieved in 1999 and 2000, payable in equal amounts of cash and stock. The Company will record the contingent consideration when the contingencies are resolved and the additional consideration is payable.

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

QUARTERLY FLUCTUATIONS

   The Company's revenues and operating results have varied substantially from quarter to quarter and may continue to vary, depending upon the timing of implementation of new computer-based testing contracts and contracts funded under Title I or similar programs. Based on the Company's experience, revenues generated by computer-based testing services may vary based on the frequency or timing of delivery of individual tests and the speed of test administrators' conversion of tests to computer-based format. The Company's English language instruction businesses experience seasonal fluctuations based on the timing of delivery of instruction to individuals. The International Universities Division experiences seasonality in operating results as a result of the school term which extends from September through May with limited summer classes. Additionally, franchise license fees earned by the Company in its Sylvan Learning Centers and testing services segments may vary significantly from quarter to quarter. Revenues or profits in any period will not necessarily be indicative of results in subsequent periods.

ALL STATEMENTS CONTAINED HEREIN THAT ARE NOT HISTORICAL FACTS, INCLUDING BUT NOT LIMITED TO, STATEMENTS REGARDING THE ANTICIPATED IMPACT OF UNCOLLECTIBLE ACCOUNTS RECEIVABLE ON FUTURE LIQUIDITY, EXPENDITURES TO DEVELOP LICENSING AND CERTIFICATION TESTS UNDER EXISTING CONTRACTS, THE COMPANY'S CONTINGENT PAYMENT OBLIGATIONS RELATING TO ACQUISITIONS, FUTURE CAPITAL REQUIREMENTS, POTENTIAL ACQUISITIONS, THE FAILURE TO REMEDIATE OR THE COST OF REMEDIATING YEAR 2000 ISSUES AND THE COMPANY'S FUTURE DEVELOPMENT PLANS ARE BASED ON CURRENT EXPECTATIONS. THESE STATEMENTS ARE FORWARD LOOKING IN NATURE AND INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY DIFFER MATERIALLY. AMONG THE FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY ARE THE
FOLLOWING: CHANGES IN THE FINANCIAL RESOURCES OF THE COMPANY'S CLIENTS; TIMING AND EXTENT OF TESTING CLIENTS' CONVERSIONS TO COMPUTER-BASED TESTING; AMOUNT OF REVENUES EARNED BY THE COMPANY'S TUTORIAL AND TEACHER TRAINING OPERATIONS; THE AVAILABILITY OF SUFFICIENT CAPITAL TO FINANCE THE COMPANY'S BUSINESS PLAN ON TERMS SATISFACTORY TO THE COMPANY; THE FAILURE TO REMEDIATE OR THE COST OF REMEDIATING YEAR 2000 ISSUES; GENERAL BUSINESS AND ECONOMIC CONDITIONS; AND OTHER RISK FACTORS DESCRIBED IN THE COMPANY'S REPORTS FILED FROM TIME TO TIME WITH THE COMMISSION. THE COMPANY WISHES TO CAUTION READERS NOT TO PLACE UNDUE RELIANCE ON ANY SUCH FORWARD LOOKING STATEMENTS, WHICH STATEMENTS ARE MADE PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND, AS SUCH, SPEAK ONLY AS OF THE DATE MADE.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The Company is exposed to market risk from changes in interest rates and foreign currency exchange rates, which could affect its future results of operations and financial condition. The Company manages its exposure to these risks through its regular operating and financing activities.

FOREIGN CURRENCY RISK
The Company derives approximately 35% of its revenues from customers outside of the United States. This business is transacted through a network of international subsidiaries, generally in the local currency that is considered the functional currency of that foreign subsidiary. The Company generally views its investment in the majority of its foreign subsidiaries as long-term. The functional currencies of these foreign subsidiaries are principally denominated in the Spanish peseta, the British pound sterling, and the Australian dollar. The effects of a change in foreign currency exchange rates on the Company's net investment in foreign subsidiaries are reflected in other comprehensive income. A 10% depreciation in functional currencies relative to the U.S. dollar would result in a decrease in consolidated stockholders' equity at June 30, 1999 and 1998 of approximately $9.8 million and $3.3 million, respectively.

INTEREST RATE RISK
The Company's long-term debt bears interest at variable rates, and the fair value of this debt is not significantly affected by changes in market interest rates. A 100 basis point increase in interest rates would reduce pretax income for the six months ended June 30, 1999 and 1998 by approximately $1.1 million and $.2 million, respectively.

PART II - OTHER INFORMATION

ITEM 6.  REPORTS ON FORM 8-K

   The Company did not file any reports on Form 8-K during the three months ended June 30, 1999.


SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.


                                      Sylvan Learning Systems, Inc.


Date:  August 10, 1999                /s/ B. Lee McGee
                                          ---------------------------
                                          B. Lee McGee, Executive Vice President
                                          and Chief Financial Officer