Form 10-Q
period 1999-09-30
SYLVAN LEARNING SYSTEMS INC
filed 1999-11-15
CIK 912766

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarter ended SEPTEMBER 30, 1999 or
                                                 ------------------

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


The registrant had 50,954,650 shares of Common Stock outstanding as of November 1, 1999.

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

                 Consolidated Balance Sheets - September 30, 1999 and
                    December 31, 1998............................................................3

                 Consolidated Statements of Operations - Three months ended
                    September 30, 1999 and September 30, 1998....................................5

                 Consolidated Statements of Income - Nine months ended
                    September 30, 1999 and September 30, 1998....................................6

                 Consolidated Statements of Cash Flows - Nine months ended
                    September 30, 1999 and September 30, 1998....................................7

                 Notes to Consolidated Financial Statements - September 30, 1999.................8

        Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.........................................15

        Item 3.  Quantitative and Qualitative Disclosure of Market Risk ........................24


PART II. - OTHER INFORMATION

        Item 6.  Exhibits and Reports on Form 8-K ..............................................25

        SIGNATURES .............................................................................25

                 SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                  (Amounts in thousands, except per share data)

                                                                       SEPTEMBER 30,               DECEMBER 31,
                                                                           1999                        1998
                                                                      ---------------             --------------
                                                                        (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                            $      27,860               $     33,170
  Available-for-sale securities                                                4,408                      6,166

  Receivables:
    Accounts receivable                                                       86,444                     71,248
    Costs and estimated earnings in excess of billings
      on uncompleted contracts                                                 8,911                      7,806
    Notes receivable from tuition financing                                    4,359                      2,977
    Other notes receivable                                                    16,246                      8,922
    Other receivables                                                          2,475                      2,404
                                                                      ---------------             --------------
                                                                             118,435                     93,357
    Allowance for doubtful accounts                                           (5,073)                    (2,963)
                                                                      ---------------             --------------
                                                                             113,362                     90,394

  Inventory                                                                   10,030                      9,841
  Deferred income taxes                                                        1,828                      1,831
  Prepaid expenses                                                            15,311                     10,093
  Other current assets                                                         3,668                      1,843
  Net current assets of discontinued operations                                1,060                         -
                                                                      ---------------             --------------
Total current assets                                                         177,527                    153,338

Notes receivable from tuition financing, less current portion                  5,004                      3,415
Other notes receivable, less current portion                                  10,523                      9,882
Costs and estimated earnings in excess of billings
  on uncompleted contracts, less current portion                                 721                        637

Property and equipment:
  Land and buildings                                                          71,084                      9,917
  Furniture, computer equipment and software                                 166,612                    111,490
  Leasehold improvements                                                      18,303                     13,156
                                                                      ---------------             --------------
                                                                             255,999                    134,563
  Accumulated depreciation                                                   (54,344)                   (36,682)
                                                                      ---------------             --------------
                                                                             201,655                     97,881
Intangible assets:
  Goodwill                                                                   310,245                    292,693
  Contract rights                                                             13,973                     13,973
  Other                                                                        2,675                      3,111
                                                                      ---------------             --------------
                                                                             326,893                    309,777

  Accumulated amortization                                                  (34,938)                   (26,322)
                                                                      ---------------             --------------
                                                                             291,955                    283,455
Deferred contract costs, net of accumulated amortization
  of $15,039 as of September 30, 1999 and $11,740
  as of December 31, 1998                                                     10,836                     10,255

Investments in and advances to affiliates                                     50,728                     18,532
Other investments                                                             19,104                     44,230
Net assets to be transferred to joint venture                                     -                      31,575
Other assets                                                                  17,630                      6,596
Net non-current assets of discontinued operations                              8,000                         -
                                                                      ---------------             --------------
Total assets                                                           $     793,683               $    659,796
                                                                      ===============             ==============

                SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                  (Amounts in thousands, except per share data)

                                                                       SEPTEMBER 30,               DECEMBER 31,
                                                                           1999                       1998
                                                                      ---------------             --------------
                                                                       (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                                $    62,111                 $   57,177
  Income taxes payable                                                      18,436                     11,784
  Current portion of long-term debt                                         16,831                      1,128
  Current portion of due to shareholders of
     acquired companies                                                      2,492                     40,719
  Deferred revenue and other current liabilities                            50,872                     27,430
                                                                      ---------------             --------------
Total current liabilities                                                  150,742                    138,238

Long-term debt, less current portion                                       125,444                     12,504
Deferred income taxes                                                        7,045                      6,961
Due to shareholders of acquired companies,
   less current portion                                                          -                     12,239
Other long-term liabilities                                                  1,783                      1,021
                                                                      ---------------             --------------
Total liabilities                                                          285,014                    170,963

Minority interest                                                           10,219                          -

Stockholders' equity:
  Preferred stock, par value $.01 per share--authorized
    10,000 shares, no shares issued and outstanding
    as of September 30, 1999 and December 31, 1998                               -                          -
  Common stock, par value $.01 per share--authorized
    90,000 shares, issued and outstanding shares of
    50,983 as of September 30, 1999 and 50,952
    as of December 31, 1998                                                    510                        510
  Additional paid-in capital                                               414,967                    410,694
  Retained earnings                                                         83,470                     75,852
  Accumulated other comprehensive income (loss)                               (497)                     1,777
                                                                      ---------------             --------------
Total stockholders' equity                                                 498,450                    488,833
                                                                      ---------------             --------------
Total liabilities and stockholders' equity                             $   793,683                 $  659,796
                                                                      ===============             ==============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                  (Amounts in thousands, except per share data)

                                                                          Three months ended
                                                                             September 30,
                                                                ---------------------------------------
                                                                      1999                    1998
                                                                ---------------------------------------
                                                                               (Unaudited)

REVENUES                                                         $  136,660               $  106,512

COST AND EXPENSES
Direct costs                                                        104,987                   82,591
General and administrative expense                                    5,518                    3,637
                                                                ----------------       -----------------
Total expenses                                                      110,505                   86,228
                                                                ----------------       -----------------

Operating income                                                     26,155                   20,284

OTHER INCOME (EXPENSE)
Investment and other income (expense)                                   408                      (58)
Interest expense                                                     (1,955)                    (346)
Equity in net loss of affiliates                                       (371)                    (281)
Minority interest in loss of consolidated subsidiary                    523                        -
                                                                ----------------       -----------------
Income from continuing operations before income taxes                24,760                   19,599
Income taxes                                                         (8,402)                  (6,662)
                                                                ----------------       -----------------
Income from continuing operations                                    16,358                   12,937
                                                                ----------------       -----------------

DISCONTINUED OPERATIONS
(Loss) income from discontinued operations, net of tax                 (426)                      15
Loss on disposal of discontinued operations, after tax              (25,082)                       -
                                                                ----------------       -----------------

Net (loss) income                                                $   (9,150)              $    12,952
                                                                ================       =================

Earnings (loss) per common share, basic:
     Income from continuing operations                           $     0.31               $      0.27
     Loss from discontinued operations                                (0.01)                        -
     Loss from disposal of discontinued operations                    (0.48)                        -
                                                                ----------------       -----------------
     Earnings (loss) per common share, basic                     $    (0.18)              $      0.27
                                                                ================       =================
Earnings (loss) per common share, diluted:
     Income from continuing operations                           $     0.31               $      0.26
     Loss from discontinued operations                                (0.01)                        -
     Loss from disposal of discontinued operations                    (0.47)                        -
                                                                ----------------       -----------------
     Earnings (loss) per common share, diluted                   $    (0.17)              $      0.26
                                                                ================       =================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                  (Amounts in thousands, except per share data)

                                                                            Nine months ended
                                                                              September 30,
                                                                ---------------------------------------
                                                                       1999                  1998
                                                                ---------------------------------------
                                                                               (Unaudited)

REVENUES                                                         $  402,219               $   284,624

COST AND EXPENSES
Direct costs                                                        329,517                   237,192
General and administrative expense                                   15,284                    11,321
Transaction costs related to pooling-of-interests                         -                     5,000
Restructuring costs                                                       -                     3,730
                                                                ----------------       -----------------
Total expenses                                                      344,801                   257,243
                                                                ----------------       -----------------

Operating income                                                     57,418                    27,381

OTHER INCOME (EXPENSE)
Investment and other income                                             754                     3,112
Interest expense                                                     (4,053)                     (796)
Equity in net loss of affiliates                                       (815)                   (2,603)
Minority interest in income of consolidated subsidiary                 (651)                        -
                                                                ----------------       -----------------
Income from continuing operations before income taxes
  and cummulative effect of change in accounting principle            52,653                   27,094

Income taxes                                                         (17,902)                 (11,642)
                                                                ----------------       -----------------
Income from continuing operations before cummulative
  effect of change in accounting principle                            34,751                   15,452
                                                                ----------------       -----------------
DISCONTINUED OPERATIONS
(Loss) income from discontinued operations, net of tax                  (629)                     292
Loss on disposal of discontinued operations, after tax               (25,082)                       -
                                                                ----------------       -----------------
Income before cumulative effect of change in
  accounting principle                                                 9,040                   15,744

Cumulative effect of change in accounting principle                   (1,323)                       -
                                                                ----------------       -----------------
Net income                                                       $     7,717              $    15,744
                                                                ================       =================
Earnings per common share, basic:
     Income from continuing operations                           $      0.67              $      0.32
     Income (loss) from discontinued operations                        (0.01)                    0.01
     Loss from disposal of discontinued operations                     (0.48)                       -
     Cumulative effect of accounting change                            (0.03)                       -
                                                                ----------------       -----------------
     Earnings per common share, basic                            $      0.15              $      0.33
                                                                ================       =================
Earnings per common share, diluted:
     Income from continuing operations                           $      0.65              $      0.30
     Income (loss) from discontinued operations                        (0.01)                    0.01
     Loss from disposal of discontinued operations                     (0.47)                       -
     Cumulative effect of accounting change                            (0.03)                       -
                                                                ----------------       -----------------
     Earnings per common share, diluted                          $      0.14              $      0.31
                                                                ================       =================


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                 SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             (AMOUNTS IN THOUSANDS)

                                                                     Nine months ended September 30,
                                                                ---------------------------------------
                                                                      1999                   1998
                                                                ---------------------------------------
                                                                              (Unaudited)

OPERATING ACTIVITIES
Net income                                                       $     7,717              $    15,744
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation                                                   17,506                   10,071
       Amortization                                                   12,591                   11,829
       Loss on disposal of discontinued operations                    25,082                        -
       Minority interest in income of consolidated subsidiary            651                        -
       Cumulative effect of accounting change                          1,323                        -
       Non-cash issuance of options to non-employees                     162                        -
       Non-cash dividend income                                            -                   (1,000)
       Non-cash compensation expense                                       -                    1,300
       Equity in net loss of affiliates                                  815                    2,603
       Deferred income taxes                                             (80)                     (21)
       Changes in operating assets and liabilities:
          Accounts and notes receivable, net                         (18,172)                  (3,693)
          Cost and estimated earnings in excess of billings
            on uncompleted contracts, net                             (1,188)                  (2,480)
          Inventory                                                     (327)                  (1,905)
          Prepaid expenses and other current assets                   (6,443)                  (3,887)
          Accounts payable and accrued expenses                       (6,794)                   1,953
          Income taxes payable                                         7,661                      984
          Deferred revenue and other current liabilities              17,700                   11,122
                                                                ----------------      -----------------
Net cash provided by operating activities                             58,204                   42,620
                                                                ----------------      -----------------
INVESTING ACTIVITIES
Purchase of available-for-sale securities                             (1,097)                  (2,105)
Proceeds from sale of available-for-sale securities                    2,855                   56,010
Investment in and advances to affiliates                              (1,339)                  (5,016)
Increase in other investments                                         (1,245)                     (32)
Proceeds from sale of investment in JLC Learning Corporation          15,211                        -
Purchase of property and equipment                                   (41,140)                 (46,765)
Purchase of Canter, including direct costs of
  acquisition, net of cash received                                        -                  (24,262)
Purchase of WSI franchises, net of cash received                     (34,503)                 (14,643)
Payment of contingent consideration for prior period acquisitions    (16,660)                 (13,809)
Purchase of Universidad Europea de Madrid, including direct
  costs of acqusition, net of cash received                          (26,377)                       -
Cash paid for other acquired businesses, net of cash received         (1,003)                  (1,998)
Expenditures for deferred contract costs                              (5,815)                    (717)
Increase in other assets                                                (956)                  (6,381)
                                                                ----------------      -----------------
Net cash used in investing activities                               (112,069)                 (59,718)
                                                                ----------------      -----------------
FINANCING ACTIVITIES
Proceeds from exercise of options and warrants                         2,885                    9,052
Proceeds from issuance of common stock                                   962                        -
Repurchase of common stock                                           (36,213)                       -
Cash paid for fractional shares of common stock                            -                      (58)
Repayment of distributions to shareholders                                 -                      237
Proceeds from issuance of long-term debt                             115,401                    5,615
Payments on long-term debt and capital lease obligations             (32,460)                    (544)
                                                                ----------------      -----------------
Net cash provided by financing activities                             50,575                   14,302
                                                                ----------------      -----------------
Effects of exchange rate changes on cash                              (2,020)                   2,785
                                                                ----------------      -----------------
Net decrease in cash and cash equivalents                             (5,310)                     (11)
Cash and cash equivalents at beginning of period                      33,170                   29,650
                                                                ----------------      -----------------
Cash and cash equivalents at end of period                       $    27,860              $    29,639
                                                                ================      =================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                 SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

SEPTEMBER 30, 1999

NOTE 1 - BASIS OF PRESENTATION
         ---------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Sylvan Learning Systems, Inc. and Subsidiaries (the "Company") annual report on Form 10-K for the year ended December 31, 1998.

     During 1999, the Company acquired a 54% controlling interest in the Universidad Europea de Madrid (UEM) (see Note 2). As such, the unaudited consolidated financial statements for the three month and nine month periods ended September 30, 1999 include the accounts of Sylvan Learning Systems, Inc., its wholly-owned subsidiaries and its majority-owned and controlled subsidiary. All intercompany accounts and transactions have been eliminated in consolidation. Investments in affiliates owned more than 20%, but not in excess of 50%, and corporate joint ventures are reported using the equity method.

     Certain amounts in the 1998 financial statements have been reclassified to conform with the 1999 presentation.

NOTE 2 - COMMENCEMENT OF NEW DIVISION
         ----------------------------

The Company's newest division, Sylvan International Universities, began operations in the second quarter of 1999 with the acquisition of a 54% controlling interest in UEM, a private, for-profit university. The purchase price of the UEM shares, including acquisition costs, was approximately $27,000, net of cash received. The final purchase price allocation may differ from the preliminary amounts due to adjustments to estimated fair value of acquired assets. Results of operations of UEM are included in the accompanying 1999 consolidated statements of operations from April 1, 1999 through September 30, 1999. The acquisition would not have materially changed reported 1998 results had it occurred on January 1, 1998.

     In conjunction with acquiring the majority interest in UEM, the ownership interest not acquired by the Company became minority interest ownership. Minority interest in the accompanying consolidated financial statements relates to such ownership interest.

NOTE 3 - SALE OF OTHER INVESTMENTS
         -------------------------

On July 14, 1999, JLC Learning Corporation ("JLC") redeemed the Company's investment. Proceeds from the redemption amounted to approximately $15,200 in cash and a four year purchase credit in the amount of approximately $11,200. The purchase credit can be used by the Company as partial payment of the purchase price of certain educational software products sold by JLC. The Company must use at least one-quarter of the purchase credit during each of the first three years of the agreement or forfeit that portion of the credit. The Company intends to apply this purchase credit to software purchases of various divisions. The Company has included this credit in "other assets" in the accompanying consolidated balance sheet.

NOTE 4 - LONG-TERM DEBT
         --------------

Long-term debt as of September 30, 1999 consists of the following (amounts in thousands):

     Long-term revolving credit facility with banks            $   95,552
     Various notes payable bearing interest at rates
        ranging from 4.6875% to 6.5625%                             4,358
     Mortgages, notes payable, and lines of credit
        related to UEM                                              42,365
                                                               -------------
                                                                   142,275
     Less:  Current portion of long-term debt                      (16,831)
                                                               -------------
     Total long-term debt                                      $   125,444
                                                               =============

     The revolving credit facility (the "Facility") with a group of six banks allows the Company to borrow up to an aggregate of $100,000 at a variable rate. Outstanding borrowings under the Facility are unconditionally guaranteed by a pledge of the capital stock of the Company's subsidiaries, and are due on December 31, 2003. As of September 30, 1999, approximately $95,600 of borrowings are outstanding under the Facility at rates ranging from 6.06% to 8.25%.

Approximately $42,000 of outstanding borrowings acquired as part of the UEM acquisition are due between November 1999 and August 2007. These UEM borrowings bear interest at a blended rate of approximately 5.00% as of September 30, 1999.

NOTE 5 - DISCONTINUED OPERATIONS
         -----------------------

On September 30, 1999, the Company adopted a formal plan to dispose of the PACE Group ("PACE") corporate training business. Management anticipates that a sale will be consumated by the end of the first half of 2000. The impact of the decision to sell PACE is the recognition of an estimated loss on disposal totaling approximately $25,100, which includes an income tax provision of $2,400 related to a taxable gain expected to be realized upon the sale. The Company also recorded a loss of $670 related to the estimated results of operations for the period from the measurement date to the estimated date of disposal. For the nine month period ended September 30, 1999 revenues and losses from operations of the discontinued business were $9,566 and $629, respectively. For the nine month period ended September 30, 1998, revenues and losses from operations of the discontinued business were $10,729 and $292, respectively.

         -----------------------------------

The net assets of the discontinued operations in the September 30, 1999 consolidated balance sheet include (amounts in thousands):

          Account receivable, net                                     $2,294
          Accounts payable and accrued expenses                         (510)
          Accrued disposal costs and operating losses                   (970)
          Other, net                                                     246
                                                                     -----------
          Net current assets of discontinued operations               $1,060
                                                                     ===========

          Property and equipment, net                                    259
          Goodwill, at estimated net realizable value                  7,284
          Other, net                                                     457
                                                                     -----------
             Net non-current assets of discontinued operations        $8,000
                                                                     ===========

NOTE 6 - ACCOUNTING CHANGE
         -----------------

On January 1, 1999, the Company adopted the provisions of AICPA Statement of Position No. 98-5, REPORTING THE COSTS OF START-UP ACTIVITIES ("SOP 98-5"), which requires start-up costs capitalized prior to January 1, 1999 to be written-off and any future start-up costs to be expensed as incurred. The Company previously capitalized pre-contract costs directly associated with specific anticipated contracts as well as development costs for new educational programs that were estimated to be recoverable. The cumulative effect of adopting SOP 98-5 in 1999 decreased net income for the nine months ended September 30, 1999 by $1,323 (net of $682 in income taxes), or ($.03) per share.

NOTE 7 - EARNINGS PER SHARE
         ------------------

The following table summarizes the computations of basic and diluted earnings per common share:

                                                Three months ended September 30,    Nine months ended September 30,
                                                     1999              1998              1999              1998
                                                --------------------------------    --------------------------------

Numerator used in basic and diluted
  Earnings per common share:
     Income from continuing operations            $ 16,358          $ 12,937          $ 34,751            $ 15,452
      Income (loss) from discontinued
       operations, net of tax                         (426)               15              (629)                292
     Loss on disposal of discontinued
       operations, after tax                       (25,082)                -           (25,082)                  -
     Cumulative effect of change in accounting
       principle, net of tax                             -                 -            (1,323)                  -
                                                --------------    --------------    --------------    --------------
Net income (loss)                                 $ (9,150)         $ 12,952          $  7,717            $ 15,744
                                                ==============    ==============    ==============    ==============

Denominator:
  Denominator for basic earnings per  common
    share - weighted average shares                 51,897            48,534            51,642              48,147
  Effect of dilutive securities:
    Stock options and warrants                       1,387             2,062             1,799               2,143
                                                --------------    --------------    --------------    --------------
  Denominator for diluted earnings per
    Common share - weighted average shares          53,284            50,596            53,441              50,290
                                                ==============    ==============    ==============    ==============
Earnings (loss) per common share, basic:
  Income from continuing operations              $    0.31          $   0.27          $   0.67            $   0.32
  Income (loss) from discontinued
    operations, net of tax                           (0.01)                -             (0.01)               0.01
  Loss on disposal of discontinued
    operations, after tax                            (0.48)                -             (0.48)                  -
  Cumulative effect of change in accounting
    principle, net of tax                                -                 -             (0.03)                  -
                                                 --------------   --------------    --------------    --------------
  Earnings (loss) per common share, basic         $  (0.18)         $   0.27          $   0.15            $   0.33
                                                 ==============   ==============    ==============    ==============
Earnings per common share, diluted:
  Income from continuing operations               $   0.31          $   0.26          $   0.65            $   0.30
  Income (loss) from discontinued
    operations, net of tax                           (0.01)                -             (0.01)               0.01
  Loss on disposal of discontinued
    operations, after tax                            (0.47)                -             (0.47)                  -
  Cumulative effect of change in accounting
    principle, net of tax                                -                 -             (0.03)                  -
                                                 --------------   --------------    --------------    --------------
  Earnings (loss) per common share, diluted       $  (0.17)          $  0.26          $   0.14            $   0.31
                                                 ==============   ==============    ==============    ==============

 NOTE 8 - INCOME TAXES
          ------------

The tax provisions for the three and nine month periods ended September 30, 1999 and 1998 are based on the estimated effective tax rates applicable for the full years, after giving effect to significant unusual items related specifically to the interim periods. The Company's income tax provisions for all periods consist of federal, state, and foreign income taxes. The Company's effective tax rate was 34% and 43% for the nine months ended September 30, 1999 and 1998, respectively. The effective tax rate for the period ended September 30, 1998 was unusually high due to significant transaction costs related to the acquisition of Aspect in May 1998 which were expensed for financial reporting purposes but were non-deductible for income tax purposes. The Company estimates that its effective income tax rate for the year ending December 31, 1999 will be 34%.

NOTE 9 - STOCKHOLDERS' EQUITY
         --------------------

The components of stockholders' equity are as follows (amounts in thousands):

                                                                                       Accumulated
                                                          Additional                     Other             Total
                                           Common          Paid-In       Retained     Comprehensive     Stockholders'
                                            Stock          Capital       Earnings      Income (loss)       Equity
                                          ---------      ------------   ----------    --------------    -------------
                                             C>

Balance at December 31, 1998               $  510         $  410,694     $ 75,852       $  1,777         $  488,833

Options  exercised for purchase of 303
shares  of  common  stock,   including
income tax benefit of $1,441                    3              4,322                                          4,325

Stock options granted to non-employees                           162                                            162

Repurchase  of 1,730  shares of common
stock                                         (17)           (36,195)                                       (36,212)

Issuance of 41 shares of common  stock
in connection  with the Employee Stock
Purchase Plan                                                    961                                            961

Issuance   of  510  shares  of  common
stock in  connection  with  contingent
consideration     related    to    the
acquisition of Canter                           5             11,162                                         11,167

Issuance of 45 shares of common  stock
in   connection   with   consideration
related to the acquisition of PACE                             1,180                                          1,180

Issuance   of  720  shares  of  common
stock in  connection  with  contingent
consideration     related    to    the
acquisition of  Drake                           7             21,343                                         21,350

Issuance   of  144  shares  of  common
stock   in   connection   with   other
acquisitions                                    2              1,338          (99)                            1,241

Comprehensive income:
  Net  income  for  the  nine  months
    ended September 30, 1999                                                7,717                             7,717
  Other comprehensive income:
    Foreign   currency   translation
      adjustment                                                                          (2,274)            (2,274)
                                                                                                        -------------
  Total comprehensive income
                                                                                                              5,443
                                          ---------      ------------   ----------    --------------    -------------
Balance at September 30, 1999              $  510          $ 414,967     $ 83,470         $ (497)         $ 498,450
                                          =========      ============   ==========    ==============    =============

During the third quarter of 1999, the Company repurchased 1,419 shares of its common stock for $28,449. Management intends to use repurchased shares to satisfy contingent consideration related to certain acquisitions.

NOTE 10 - CONTINGENCIES
          -------------

The Company is the defendant in a legal proceeding pending in the United States District Court for the Northern District of Iowa, Civil Action No. C96-334MJM, filed on November 18, 1996 by ACT, Inc., an Iowa nonprofit corporation formerly known as American College Testing Program, Inc. ("ACT"). ACT's claim arises out of the Company's acquisition of rights to administer testing services for the National Association of Securities Dealers, Inc. ("NASD"). ACT has asserted that the Company tortuously interfered with ACT's relations, contractual and quasi-contractual, with the NASD, that the Company caused ACT to suffer the loss of its advantageous economic prospects with the NASD and other ACT clients and that the Company has monopolized and attempted to monopolize the computer-based testing services market. ACT has claimed unspecified amounts of compensatory, treble and punitive damages, as well as injunctive relief. If ACT were awarded significant compensatory or punitive damages, it could materially adversely affect the Company's results of operations and financial condition. Additionally, if ACT were granted significant injunctive relief, the Company may be required to dispose of, limit expansion or curtail existing operations of its Sylvan Prometric division, which, in turn, would materially adversely affect the Company's results of operations, financial condition and prospects for growth. In February 1998, the Court ruled that ACT may proceed only on three of its five antitrust theories and otherwise narrowed the scope of ACT's antitrust claims. In March 1998, the Court denied the Company's motion to dismiss ACT's state law claims. Discovery commenced in 1998 and is now completed. Motions have been heard by the Court which is expected to rule on the motions in the fourth quarter of 1999. The Company believes that all of ACT's claims are without merit but is unable to predict the outcome of the ACT litigation at this time.

NOTE 11 - BUSINESS SEGMENT INFORMATION
          ----------------------------

                                               Three months ended September 30,      Nine months ended September 30,
                                                   1999                1998               1999               1998
                                               ---------------------------------------------------------------------
Operating revenues:
   Sylvan Prometric                               $ 89,790           $ 77,347           $245,664           $183,124
   Sylvan Contract Educational Services             18,415             12,722             69,994             57,451
   Sylvan Learning Centers                          27,014             16,443             70,382             44,049
   Sylvan International Universities                 1,441                  -             16,179                  -
                                               =============       =============    =============      =============
                                                  $136,660           $106,512           $402,219           $284,624
                                               =============       =============    =============      =============
Segment profit:
   Sylvan Prometric                               $ 17,453           $ 17,687           $ 37,133           $ 18,229
   Sylvan Contract Educational Services              6,500              1,362             13,385              8,357
   Sylvan Learning Centers                          11,010              4,872             22,423             12,116
   Sylvan International Universities                (3,290)                 -               (239)                 -
                                               =============       =============    =============      =============
                                                  $ 31,673            $23,921           $ 72,702           $ 38,702
                                               =============       =============    =============      =============

                                                                                             September 30,
                                                                                        1999               1998
                                                                                    --------------------------------
Segment assets:
   Sylvan Prometric                                                                     $456,107           $321,362
   Sylvan Contract Educational Services                                                  104,936             92,813
   Sylvan Learning Centers                                                                63,098             24,581
   Sylvan International Universities                                                      99,679                  -
                                                                                    =============      =============
                                                                                        $723,820           $438,756
                                                                                    =============      =============

          ----------------------------------------

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

                                               Three months ended September 30,     Nine months ended September 30,
                                                    1999               1998             1999              1998
                                                --------------------------------    --------------------------------

Total profit for reportable segments               $  31,673          $ 23,921          $ 72,702           $ 38,702
Corporate general and administrative expense          (5,518)           (3,637)          (15,284)           (11,321)
Other income (expense)                                (1,395)             (685)           (4,765)              (287)
                                                 -------------    --------------    --------------     -------------
  Income from continuing operations before
    income taxes and cumulative effect of
    accounting change                              $  24,760         $ 19,599           $ 52,653           $ 27,094
                                                 ==============   ==============    ==============     =============

NOTE 12 - COMPREHENSIVE INCOME
          --------------------

The components of comprehensive income, net of related tax, are as follows:

                                               Three months ended September 30,     Nine months ended September 30,
                                                  1999              1998               1999               1998
                                             ---------------------------------    ----------------------------------

Net income (loss)                                $ (9,150)        $   12,952         $   7,717           $ 15,744
Foreign currency translation adjustment             2,037              2,979            (2,274)             2,785
                                             ---------------    --------------    ---------------     --------------
Comprehensive income (loss)                     $  (7,113)        $   15,931         $   5,443           $ 18,529
                                             ===============    ==============    ===============     ==============

                                       14

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   -------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------


OVERVIEW

The Company generates revenues from four business segments: Sylvan Prometric, which earns computer-based testing fees as well as fees from the operations of an English language instruction business (consisting of the Wall Street Institute ("WSI") and Aspect International Language Schools ("Aspect"); Sylvan Contract Educational Services, which earns revenues attributable to providing supplemental remedial education services to public and non-public schools as well as providing teacher training services; Sylvan Learning Centers, which earns primarily franchise royalties, franchise sales fees and Company-owned Learning Center revenues; and Sylvan International Universities, which earns tuition and fees paid by the students of the Universidad Europea de Madrid.

     The following table sets forth the percentage relationships of operating revenues and direct costs for each division, as well as certain income statement line items expressed as a percentage of total revenues for the periods indicated:

                                                  THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                     SEPTEMBER 30,                     SEPTEMBER 30,
                                                  1999            1998              1999            1998
                                              ----------------------------      ----------------------------

Operating revenues:
   Sylvan Prometric                                  66%            73%               61%            64%
   Sylvan Contract Education Services                13%            12%               17%            20%
   Sylvan Learning Centers                           20%            15%               18%            16%
   Sylvan International Universities                  1%             0%                4%             0%
                                              -------------   ------------      -------------   ------------
      Total revenues                                100%           100%              100%           100%

Direct costs:
   Sylvan Prometric                                  53%            56%               52%            55%
   Sylvan Contract Education Services                 9%            11%               14%            17%
   Sylvan Learning Centers                           12%            11%               12%            11%
   Sylvan International Universities                  3%             0%                4%             0%
                                              -------------   ------------      -------------   ------------
      Total direct costs                             77%            78%               82%            83%

General and administrative expense                    4%             3%                4%             4%
Transaction costs
   related to pooling of interests                    0%             0%                0%             3%
                                              -------------   ------------      -------------   ------------
Operating income                                     19%            19%               14%            10%
Other income (expense)                              (1%)            (1%)              (1%)           (0%)
                                              -------------   ------------      -------------   ------------
Income from continuing operations before
 income taxes and cumulative effect of
 change in accounting principle                      18%            18%               13%            10%
Income taxes                                          6%             6%                5%             4%
                                              -------------   ------------      -------------   ------------
Income from continuing operations                    12%            12%                8%             6%
                                              -------------   ------------      -------------   ------------
Loss from discontinued business after tax           (19%)            0%               (6%)             0%
                                              =============   ============      =============   ============
Net income (loss)                                    (7%)           12%                2%             6%
                                              =============   ============      =============   ============

                                       15

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 TO RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998.

REVENUES. Total revenues increased by $30.1 million, or 28%, to $136.7 million in 1999 from $106.5 million in 1998. This increase resulted from higher revenues in all business segments - Sylvan Prometric, Sylvan Contract Educational Services, Sylvan Learning Centers and Sylvan International Universities.

     SYLVAN PROMETRIC revenue increased by $12.4 million, or 16%, to $89.8 million in 1999, compared to $77.3 million in 1998. Excluding 1998 revenues of $3.3 million from Block Testing Services, L.P. and related entities (collectively, "NAI/Block"), the net assets of which were contributed to a joint venture in January 1999, Sylvan Prometric revenue for 1999 increased $15.7 million, or 20%, compared to 1998. Academic admissions testing revenues increased $0.9 million, or 19%, compared to the same period in 1998, primarily due to volume increases in GRE, the Test of English as a Foreign Language (TOEFL), Praxis and Regents College exams. Information Technology (IT) testing revenues increased $5.6 million, or 25%, in 1999 compared to 1998 due primarily to Microsoft, CompTIA and other IT client volume increases. Professional licensure and certification testing revenues increased 29%, or $2.3 million, in 1999 compared to 1998, primarily as a result of increased performance based pricing and revenues from the National Association of Securities Dealers (NASD) testing contract and the addition of the National Board of Medical Examiners
(NBME) and other new testing contracts. Educational Testing Service cost-plus international contract revenues decreased $0.4 million, or 4%, for 1999 compared to 1998, primarily due to a reduction of costs associated with the build-out phase of the testing centers, which was substantially completed by the middle of the second quarter of 1999. Revenues from the Company's English language instruction business, which represents 37% of divisional operating revenues for the three months ended September 30, 1999, increased $7.1 million in 1999, primarily as a result of the operations of several WSI franchise locations acquired after the third quarter of 1998 and the sale of international area development rights for China, Brazil and Columbia. Operating revenue for Prometric represents 66% of total revenues of the Company for the three month period ended September 30, 1999.

     SYLVAN CONTRACT EDUCATIONAL SERVICES revenue increased by $5.7 million, or 45% to $18.4 million for the quarter ended September 30, 1999. The revenue increase for the quarter ended September 30, 1999 was the result of a $5.8 million increase in revenue from Canter, offset by a $0.1 million decrease in revenue from public and nonpublic school contracts. The revenue increase at Canter was due to increasing demand for domestic teacher training as well as the sale of a license to apply the Canter teachers master degree program in Mexico for a licensing fee of $3.5 million. The $0.1 million decrease in revenue from public and nonpublic schools for the three months ended September 30, 1999 is the result of $1.7 million in revenue from new contracts obtained after September 30, 1998, and a decrease of $1.8 million in revenue from contracts that have not been renewed. Operating revenue for Contract Educational Services represents 13% of total revenues of the Company for the three month period ended September 30, 1999.

     SYLVAN LEARNING CENTERS revenue increased by $10.6 million, or 64%, to $27.0 million compared to the same period in 1998. Franchise services fees increased by $5.3 million primarily due to the sale of a master franchise agreement for France for $5.0 million. Franchise royalties increased by $0.6 million, or 14%, for 1999 as a result of the net increase of 76 new Centers opened after September 30, 1998, and a 9% increase in same center revenue. Revenues from Company-owned learning centers increased $1.5 million, or 15%, to $11.5 million during 1999. Same center revenues increased 7%, or $0.7 million, with the remaining revenue increase of $0.8 million generated from 13 new Company-owned centers acquired from franchise owners during the past 12 months. On October 31, 1998, the Company acquired Schulerhilfe, a tutoring company based in Germany. This acquisition resulted in an additional $3.0 million in revenue for 1999. Operating revenue for Learning Centers represents 20% of total revenues of the Company for the three month period ended September 30, 1999.

     SYLVAN INTERNATIONAL UNIVERSITIES, the Company's newest division, began operations in the second quarter of 1999 with the acquisition of a 54% controlling interest in the Universidad Europea de Madrid (UEM). Sylvan assumed operating control of UEM on April 1, 1999, at which time results of UEM's operations began to be consolidated with those of the Company. The three month period ended September 30, 1999 is traditionally a slow period since classes are not in session during July, August and September. Total revenues for International Universities during the quarter ended September 30, 1999 were $1.4 million, which represents 1% of total revenues of the Company for the three month period ended September 30, 1999.

DIRECT COSTS. Total direct costs increased 27% to $105 million in 1999 from $82.6 million in 1998 as a result of business expansion. Direct costs as a percentage of total revenues decreased to 77% in 1999 from 78% in 1998. This decrease in direct costs as a percentage of revenues is primarily due to certain higher margin transactions and management of direct operating expenses.

     SYLVAN PROMETRIC direct costs for 1999 increased by $12.7 million to $72.3 million, or 81% of total Prometric revenue, compared to $59.7 million, or 77% of total Prometric revenue for the same period in 1998. This increase in direct costs as a percentage of revenues is primarily due to increased channel promotional and support costs, international business development support costs, volume based price reductions in IT testing and the increased costs of the Aspect English language business.

       SYLVAN CONTRACT EDUCATIONAL SERVICES expenses increased by $0.5 million to $11.9 million, or 65% of Contract Educational Services revenue for the quarter ended September 30, 1999, compared to $11.4 million or 89% of contract services revenue for the third quarter of 1998. The reduction in expenses as a percentage of revenue for the three months ended September 30, 1999 is primarily due to the margin of the sale of a license agreement to provide Canter's masters degree program in Mexico.

     SYLVAN LEARNING CENTERS expenses increased $4.4 million to $16.0 million, or 59% of Learning Centers revenue for 1999, compared to $11.6 million, or 70% of Learning Centers revenue for the same period in 1998. Expenses as a percentage of revenues in 1999 decreased primarily as a result of a margin of the sale of a master franchise agreement for France. Approximately $1.4 million of the increase for 1999 relates to expenses incurred in Company-owned centers due to the acquisition of franchised learning centers and costs associated with higher revenues at existing Company-owned centers. Expenses as a percentage of revenues in Company-owned learning centers increased for the period as a result of the acquisition of more franchise centers which tend to operate at lower margins. The acquisition of Schulerhilfe in October 1998 resulted in $2.9 million of increased costs for the three month period ended September 30, 1999.

     SYLVAN INTERNATIONAL UNIVERSITIES expenses were $4.7 million for the three month period ended September 30, 1999. These direct expenses consist primarily of personnel, marketing and advertising, and facility-related costs of UEM. These expenses exceeded the International Universities revenues for the three month period ended September 30, 1999 because of the seasonality of the business. Classes are not in session for July, August and September however certain fixed expenses are incurred year round.

OTHER EXPENSES. General and administrative expenses increased by $1.9 million during 1999, compared to 1998. These costs increased to 4.0% of revenues for 1999, compared to 3.4% of revenues for 1998. This increase in general and administrative expense as a percentage of total revenues is primarily due to increasing business management costs and professional fees to operate the Company.

     Other expense increased $.7 million as compared to the same period in 1998. This increase is largely attributable to an increase of $1.6 million in interest expense related to additional borrowings made subsequent to the third quarter of 1998. Investment and other income increased $0.5 million, principally as a result of favorable exchange gains. During the third quarter, the Company recorded a $0.5 million minority interest in loss of consolidated subsidiary related to UEM.

     The Company's effective tax rate has remained constant at 34% during the quarters ended September 30, 1999 and 1998. The Company estimates that its effective tax rate for the year ending December 31, 1999 will remain at 34%.

INCOME FROM CONTINUING OPERATIONS. Income from continuing operations increased by $3.4 million, or 26%, to $16.4 million for the three months ended September 30, 1999. This increase is a result of increased revenue from all divisions while maintaining operating margins.

LOSS ON DISCONTINUED OPERATIONS. At September 30, 1999 the Company approved a formal plan to dispose of the PACE Group. Losses from PACE operations, net of tax, for the three month period ended September 30, 1999 were $0.4 million. The loss on the disposal of PACE is anticipated to be approximately $25.0 million, including a tax expense of $2.4 million.


COMPARISON OF RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 TO RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998.

REVENUES. Total revenues increased by $117.6 million, or 41%, to $402.2 million for the nine months ended September 30, 1999 from $284.6 million for the same period in 1998. This increase resulted from higher revenues in all business segments - Sylvan Prometric, Sylvan Contract Educational Services, Sylvan Learning Centers and Sylvan International Universities.

     SYLVAN PROMETRIC revenue increased by $62.5 million, or 34%, to $245.6 million in 1999, compared to 1998. Excluding 1998 revenues of $9.9 million from NAI/Block, the net assets of which were contributed to a joint venture in January 1999, Prometric revenue for 1999 increased $72.4 million, or 42%, compared to 1998. Academic admissions testing revenues increased $5.8 million, or 42%, compared to the same period in 1998, primarily due to increased volumes and volume based and cost of living adjustments in the Test of English as a Foreign Language (TOEFL), Praxis, GRE, and Regents College exams. Information Technology (IT) testing revenues increased $23.0 million, or 40%, in 1999 due primarily to Microsoft, CompTIA and other IT client volume increases. Professional licensure and certification testing revenues increased 44%, or $8.3 million, in 1999 compared to 1998, primarily as a result of increased performance based pricing and revenues from the National Association of Securities Dealers (NASD) testing contract and the addition of the National Board of Medical Examiners (NBME) and other new testing contracts. Educational Testing Service cost-plus international contract revenues increased $9.5 million, or 46%, for 1999 compared to 1998, primarily due to an increase in testing volume and the earlier cost of center build-out during the first half of 1999. Revenues from the Company's English language instruction business, which represents 36% of 1999 divisional operating revenues, increased $25.4 million in 1999 primarily as a result of the operations of several WSI franchise locations acquired after the first quarter of 1998 and the sale of international area development rights. Operating revenue for Prometric represents 61% of total revenues of the Company for the nine month period ended September 30, 1999.

     SYLVAN CONTRACT EDUCATIONAL SERVICES revenue increased by $12.5 million, or 22%, to $70.0 in 1999 compared to the same period in 1998. The revenue increase was the result of a $6.8 million increase in revenue from public and nonpublic school contracts and a $5.7 increase in Canter revenue. The $6.8 million increase in revenue from public and nonpublic schools for 1999 is the result of $7.2 million in revenue attributable to new contracts obtained after September 30, 1998, as well as an increase of $0.2 million in revenue attributable to existing contracts and a decrease of $0.6 million in revenues from Sylvan at Work. The revenue increase at Canter was due to increasing demand for domestic teacher training as well as the sale of a license to apply the Canter teachers masters degree program in Mexico for a licensing fee of $3.5 million. Operating revenue for Contract Educational Services represents 17% of total revenues of the Company for the nine month period ended 1999.

     SYLVAN LEARNING CENTERS revenues for 1999 increased by $26.3 million, or 60%, to $70.4 million compared to 1998. Franchise services fees increased by $5.7 million primarily due to the sale of a master franchise agreement for France for $5.0 million. Franchise royalties increased by $2.3 million, or 19%, for 1999 as a result of the net increase of 76 new Centers opened after September 30, 1998 and a 13% increase in same center revenue. Revenues from Company-owned Learning Centers increased $6.2 million, or 24%, to $32.4 million during 1999. Same center revenues increased 9%, or $1.9 million, with the remaining revenue increase of $4.3 million generated from 13 new Company-owned centers acquired from franchise owners during the past 12 months. On October 31, 1998, the Company acquired Schulerhilfe, a tutoring company based in Germany. This acquisition resulted in an additional $11.0 million in revenue for the nine month period ended September 30, 1999. Product sales and other franchise service revenues generated the remaining revenue increase of $1.1 million for 1999, as compared to 1998. Operating revenues for Learning Centers represents 18% of total revenues of the Company for the nine months ended September 30, 1999.

     SYLVAN INTERNATIONAL UNIVERSITIES, the Company's newest division, began operations in the second quarter of 1999 with the acquisition of a 54% controlling interest in the Universidad Europea de Madrid (UEM). Sylvan assumed operating control of UEM on April 1, 1999, at which time results of UEM's operations began to be consolidated with those of the Company. Total revenues for International Universities subsequent to April 1, 1999, were $16.2 million, which represent 4% of total revenue of the Company for the nine month period ended 1999. Revenues and operating results of the International Universities division are particularly seasonal due to a limited class schedule during June, July, August and a portion of September.

DIRECT COSTS. Total direct costs increased 40% to $329.5 million in 1999 from $236.0 million in 1998 as a result of business expansion. Direct costs as a percentage of total revenues decreased to 82% in 1999 from 83% in 1998. This decrease in costs as a percentage of revenues is primarily due to expanding revenues without a corresponding increase in the related direct operating expenses.

     SYLVAN PROMETRIC direct costs for 1999 increased by $53.5 million to $208.5 million, or 85% of total Prometric revenue, compared to $155.0 million, or 85% of total Prometric revenue for the same period in 1998. Excluding expenses of $8.2 million for 1998 related to NAI/Block, the net assets of which were contributed to a joint venture in January 1999, and $1.2 million of non-recurring expenses related to the acquisition of Aspect, Prometric direct costs would have been $145.6 million, or 84% of Prometric revenue for 1998. This increase in direct costs as a percentage of revenues is primarily due to increased costs of Year 2000 compliance, channel promotional and support costs, international business development support costs, volume based price reductions in IT testing and increasing costs of the Aspect English language business.

     SYLVAN CONTRACT EDUCATIONAL SERVICES expenses increased by $7.5 million to $56.6 million, or 81% of Contract Educational Services revenue for 1998. The decrease in expenses as a percentage of revenue for 1999 is due to the high margin sale of a license agreement to provide Canter's masters degree program in Mexico.

     SYLVAN LEARNING CENTERS expenses increased $16.0 million to $48.0 million, or 68% of Learning Centers revenue for 1999, compared to $31.9 million, or 73% of Learning Centers revenue for the same period in 1998. Expenses as a percentage of revenues in 1999 decreased primarily as a result of a high margin sale of a master franchise agreement for France. Approximately $5.8 million of the increase for 1999 relates to expenses incurred in Company-owned learning centers due to the acquisition of franchised learning centers and costs associated with higher revenues at existing Company-owned centers. Expenses as a percentage of revenues in Company-owned centers increased for the period as a result of the acquisition of more franchise centers which tend to operate at lower margins. The acquisition of Schulerhilfe in October, 1998 resulted in $9.1 million of increased costs for nine month period ended September 30, 1999. The remaining cost increase of $1.1 million for 1999 relates to franchise services support costs due to the growth in franchised centers over the prior year.

     SYLVAN INTERNATIONAL UNIVERSITIES expenses were $16.4 million for the nine month period ended September 30, 1999. These direct expenses consist primarily of personnel, marketing and advertising, and facility-related costs of UEM. These expenses exceed the International Universities revenues for the period from acquisition through September 30, 1999 because of the seasonality of the business. Classes are not in session for June, July, August and September, however, certain fixed expenses are incurred year round.

OTHER EXPENSES. General and administrative expenses increased by $4.0 million during 1999, compared to 1998, but remained constant at 4% of revenues. This constant percentage in general and administrative expenses as a percentage of total revenues is primarily due to the expansion of revenues with a corresponding increase in general and administrative expenses.

     In May 1998, the Company acquired Aspect. Associated with this acquisition, the Company incurred $5.0 million of non-recurring transaction-related costs, as well as $3.7 million of restructuring charges. The net effect of the $3.7 million restructuring charge, the $5.0 million of transaction-related costs, as well as the $1.2 million in compensation paid to Aspect's former owners which are included in the direct costs of Prometric for 1998, was a decrease in pre-tax income of $9.9 million and net income of $8.9 million during the nine month period ended September 30, 1998.

     Other expense increased $4.5 million, as compared to the same period in 1998. This net increase is attributable to a $2.4 decrease in other investment income, a $3.3 million increase in interest expense related to increased borrowings outstanding during the period, a $0.6 million minority interest in income of consolidated subsidiary recorded in 1999 associated with UEM, and a $1.8 million decrease equity in net loss of affiliates.

     The Company's effective tax rate has decreased from 43% during 1998 to 34% during 1999. This reduction is a result of a proportionally greater increase in income earned in lower-taxed international jurisdictions during 1999. Additionally, the effective rate for 1998 was unusually high as a result of $5.0 million of transaction costs related to the acquisition of Aspect for which there was no allowable income tax deduction. The Company estimates that its effective tax rate for the year ending December 31, 1999 will be 34%.

INCOME FROM CONTINUING OPERATIONS. Income from continuing operations increased by $19.3 million, or 125%, to $34.8 million for the nine months ended September 30, 1999. After removing the effect of the non-recurring Aspect related transaction and restructuring costs in 1998, income from continuing operations for the nine months ended September 30, 1999 increased $10.4, or 42% over the same period in 1998. This increase is a result of increased revenue and margins from all divisions.

LOSS ON DISCONTINUED OPERATIONS. At September 30, 1999 the Company approved a formal plan to dispose of the PACE Group. Losses from PACE operations, net of tax, for the nine month period were $0.6 million and the loss on the disposal of PACE is anticipated to be approximately $25.0 million including a tax expense of $2.4 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated $58.2 million of cash flow from operations for the nine month period ended September 30, 1999, an increase of $15.6 million as compared to the nine months ended September 30, 1998. The cash flow from operations consists primarily of $65.8 million related to income from continuing operations excluding non-cash charges (principally depreciation and amortization) and the non-cash loss on discontinued operations for the nine month period ended September 30, 1999. Although accounts and notes receivable increased during the period as a result of revenue increases, the percentage increase was less than the rate of increase in revenues. The Company believes that uncollectible accounts receivable will not have a significant effect on future liquidity, as a large portion of the accounts receivable are due from enterprises with substantial financial resources. The growth of net operating assets of $7.6 million during the period offset the cash generated by operations. The combination of operating activities and operating asset increases resulted in the $59.2 million cash flow from operations for the nine month period ended September 30, 1999.

Cash used in investing activities, net of securities investment transactions, was $113.8 million in 1999 and $113.6 million in 1998. The 1999 investment activity was primarily due to business expansion through the acquisition of the UEM, the acquisition of other businesses and franchise centers, the payment of contingent consideration for prior period acquisitions and the purchase of property and equipment offset by the cash received on an investment redemption. These investments were made to begin the new International Universities division, to acquire existing successful Sylvan Learning and WSI Centers and to invest in furniture, computer equipment and software development for the Company's general business expansion.

The Company funded investing activity through operating cash flows as well as funds provided through financing activities. The Company received net proceeds of $82.9 million from borrowings during the period ended September 30, 1999. These proceeds were used to fund acquisitions, fulfill payment obligations to shareholders of previously acquired companies and for share repurchase activity. Borrowings under the revolving credit facility are due December 31, 2003. At September 30, 1999 the Company has remaining availability under the revolving credit facility of $4.4 million.

The Company expects that available cash, cash flow from operations and expansion of existing credit facilities will be sufficient to meet its operating requirements, including the expected expansion of its existing business, over the near term. The Company continues to examine opportunities to provide financial flexibility to fund growth of the core business. The Company continues to examine opportunities in the educational services or computer- based testing industries for potential acquisitions. Additional capital resources will be necessary to acquire and thereafter operate additional businesses.


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

     Phase I - Inventory and Data Collection. This phase involves conducting a comprehensive inventory of the Company's information systems which includes but is not limited to telecommunications systems, computer hardware, software and networks as well as building infrastructure such as HVAC, elevators and security systems. The identification of key third party vendors is also involved. During this phase, all new systems are required to have passed Year 2000 compliance tests before being purchased and implemented. The Company commenced this phase in the first quarter of 1998 and this phase is complete.

     Phase II - Assessment / Date Impact. In this phase, systems identified during Phase I are reviewed to determine what impact, if any, the Year 2000 Issue has on the operation of these systems. This phase also identifies the effects of Year 2000 being a leap year. This phase is complete.

     Phase III - Remediation. This phase involves modifying, replacing or upgrading the systems that have failed during Phase II. The remediation phase is complete.

     Phase IV - Testing. This phase involves review of systems for compliance and re-testing as necessary. The testing phase is complete.

     Phase V - Implementation. This phase involves implementing the systems after they have been successfully remediated and tested. This is the final step in assuring that the systems are Year 2000 compliant. The phase is 95% complete and is expected to be completed by the middle of the fourth quarter of 1999, with the exception of certain third party service providers already identified as not Year 2000 compliant.

     The Company believes the cost to remedy Year 2000 issues to be $4.5 million. The Company has expended $1.0 million in 1998 and $3.1 million during the first nine months of 1999. The Company is not aware of any material non-compliance that would have a material effect on its financial position. As part of the Year 2000 issue process, formal communication with the Company's suppliers, customers and other support services has been initiated and efforts will continue until positive statements of readiness have been received from all third parties. The Company has identified certain service suppliers that are not Year 2000 compliant. It is working with the suppliers to ensure efforts are taken to correct the situation and the Company is establishing contingency plans to ensure no material service interruption. Therefore, the Company does not believe that the non-compliance by the service suppliers will have a material impact on the Company's business. Nevertheless, there can be no assurance that unanticipated non-compliance will not occur, and such non-compliance could require material costs to repair or could cause material disruptions if not repaired. The Company is in the process of developing a strategy to address these potential consequences that may result from unresolved Year 2000 issues, which will include the development of one or more contingency plans by mid fourth quarter 1999.

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

QUARTERLY FLUCTUATIONS

     The Company's revenues and operating results have varied substantially from quarter to quarter and may continue to vary, depending upon a number of factors including, the timing of implementation of new computer-based testing contracts and contracts funded under Title I or similar programs. Based on the Company's experience, revenues generated by computer-based testing services may vary based on the frequency or timing of delivery of individual tests and the speed of test administrators' conversion of tests to computer-based format. The Company's English language instruction businesses experience seasonal fluctuations based on the timing of delivery of instruction to individuals. The International Universities Division experiences seasonality in operating results as a result of the school term which extends from September through May with limited summer classes. Additionally, franchise license fees earned by the Company in its Sylvan Learning Centers and testing services segments may vary significantly from quarter to quarter. Revenues or profits in any period will not necessarily be indicative of results in subsequent periods.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK
         ------------------------------------------------------

The company is exposed to market risk from changes in interest rates and foreign currency exchange rates, which could affect its future results of operations and financial condition. The Company manages its exposure to these risks through its regular operating and financing activities.

FOREIGN CURRENCY RISK
The Company derives approximately 40% of its revenues from customers outside of the United States. This business is transacted through a network of international subsidiaries, generally in the local currency that is considered the functional currency of that foreign subsidiary. The Company generally views its investment in the majority of its foreign subsidiaries as long-term. The functional currencies of these foreign subsidiaries are principally denominated in the Spanish peseta, the British pound sterling, and the Australian dollar. The effects of a change in foreign currency exchange rates on the Company's net investment in foreign subsidiaries are reflected in other comprehensive income. A 10% depreciation in functional currencies relative to the U.S. dollar would result in a decrease in consolidated stockholders' equity at September 30, 1999 and 1998 of approximately $9.2 million and $4.4 million, respectively.

INTEREST RATE RISK
The Company's long-term debt bears interest at variable rates, and the fair value of this debt is not significantly affected by changes in market interest rates. A 100 basis point increase in interest rates would reduce pretax income for the nine months ended September 30, 1999 and 1998 by approximately $1.4 million and $0.6 million, respectively.

PART II - OTHER INFORMATION

ITEM 6.  REPORTS ON FORM 8-K
         -------------------

     The Company did not file any reports on Form 8-K during the three months ended September 30, 1999.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.


                                       Sylvan Learning Systems, Inc.


Date:  November 12, 1999               /s/B. Lee McGee
                                       --------------------------------------
                                       B. Lee McGee, Executive Vice President
                                        and Chief Financial Officer