Form 10-K
period 1999-12-31
SYLVAN LEARNING SYSTEMS INC
filed 2000-03-29
CIK 912766

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the fiscal year ended December 31, 1999.
                                                    ------------------

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to _________.

                     Commission File Number  0-22844
                                            ---------

                         SYLVAN LEARNING SYSTEMS, INC.
                         -----------------------------
            (Exact name of registrant as specified in its charter)


                Maryland                                    52-1492296
     ---------------------------------                  --------------------
      (State or other jurisdiction of                     (I.R.S. Employer
       incorporation or organization)                     Identification No.)


     1000 Lancaster Street, Baltimore, Maryland                 21202
     -------------------------------------------              ----------
     (Address of principal executive offices)                 (Zip Code)

   Registrant's telephone number, including area code: (410) 843-8000

   Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange on
            Title of each class                             which registered
        ----------------------------                    ------------------------
        Common Stock, Par Value $.01                             NASDAQ
        Preferred Stock Purchase Rights                           NONE

   Securities registered pursuant to the Section 12(g) of the Act:  None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d), of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [ ].

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  The aggregate market value of voting Common Stock held by non-affiliates of the registrant was approximately $800 million as of March 7, 2000.

  The registrant had 50,970,196 shares of Common Stock outstanding as of March 7, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

  Certain information in Sylvan Learning Systems, Inc.'s definitive Proxy Statement for its 2000 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than April 30, 2000 is incorporated by reference in Part III of this Form 10-K.

                                     INDEX
                                     -----

                                                                        Page No.
                                                                        --------
PART I.

      Item 1.    Business..............................................    3
      Item 2.    Properties............................................   11
      Item 3.    Legal Proceedings.....................................   11
      Item 4.    Submission of Matters to a Vote of Security Holders...   12

PART II

      Item 5.    Market for Registrant's Common
                  Equity and Related Stockholder Matters...............   12
      Item 6.    Selected Consolidated Financial Data..................   12
      Item 7.    Management's Discussion and Analysis of
                  Financial Condition and Results of Operations........   14
      Item 7A.   Quantitative and Qualitative Disclosures About
                  Market Risk..........................................   24
      Item 8.    Financial Statements and Supplementary Data...........   25
      Item 9.    Changes in and Disagreements With Accountants
                  on Accounting and Financial Disclosure...............   25

PART III

      Items 10., 11., 12. and 13. are incorporated by reference from
                 Sylvan Learning Systems, Inc.'s definitive Proxy
                 Statement which will be filed with the Securities and
                 Exchange Commission, pursuant to Regulation 14A,
                 not later than April 30, 2000.........................   26

PART IV

      Item 14. Exhibits, Financial Statement Schedules
               and Reports on Form 8-K.................................   26


SIGNATURES.............................................................    30

                                    PART I.
                                    ------


Item 1.  Business
     Sylvan Learning Systems, Inc. ("the Company" or "Sylvan") is the leading international provider of educational services to families and schools. The Company provides lifelong educational services through four separate business segments. The Sylvan Learning Centers segment designs and delivers individualized tutorial programs to school age children through franchised and Company-owned Learning Centers. This segment also includes the operations of Schulerhilfe, a major provider of tutoring services in Germany. The Sylvan Contract Educational Services segment principally provides educational programs to students of public and non-public school districts through contracts funded by Title 1 and state-based programs. This segment also provides professional development and graduate degree programs to teachers through the Canter Group. The Sylvan English Language Instruction segment includes the operations of Wall Street Institute, B.V., ("WSI"), a European-based franchiser and operator of learning centers that teach the English language to professionals, and Aspect International Language Schools, B.V. ("Aspect"), which focuses primarily on intensive English language instruction to students. The Company's newest segment, Sylvan International Universities, commenced operation in the second quarter of 1999 with the acquisition of a controlling interest in Universidad Europea de Madrid ("UEM"), a private, for-profit university. This segment principally earns tuition and dormitory fees paid by university students. Through its affiliate Caliber Learning Network, Inc., formed as a joint venture initiative between Sylvan and MCI Communications Corp., Sylvan has the ability to distribute world-class adult professional education and training programs.

     On September 30, 1999, the Company adopted a formal plan to dispose of The PACE Group ("PACE"), the Company's corporate training business. The sale transaction closed December 31, 1999, whereby the Company contributed PACE in exchange for an equity investment in Frontline Group, Inc., the owner of a corporate training enterprise. On March 3, 2000, the Company sold its computer-based testing segment, Prometric, for approximately $775 million in cash.
Unless specifically noted, all discussion of financial results excludes the results of PACE and Prometric except as disclosed as discontinued operations. Management's decision to discontinue business in the corporate training and computer-based testing segments of the industry is consistent with the stated goal of refocusing management's efforts and the Company's resources on the core business of educational services. The proceeds from the disposal of Prometric will also provide the necessary seed capital to develop an Internet incubator for educational service companies that are bringing emerging Internet solutions to the education and instruction marketplace.

     On February 24, 2000, Management announced a new business strategy. Building on brand recognition and an industry-leading position in education services, the Company will seek to create shareholder value by capitalizing on the opportunity to establish a leadership position in the education and training Internet marketplace. The Company will also seek to maintain a leadership position in the core educational services businesses. Our business will focus on these two areas:

      . Internet Incubator Company. Launching an incubator company to invest in and incubate companies focusing on emerging Internet technology solutions for the education and training marketplace. The goal of the incubator is to create asset value by investing in and starting companies that have strong potential for market leadership.

      . Core Educational Services. Providing consumer-oriented education services, through an operating company that will include Sylvan Learning Centers, Contract Educational Services, English Language Instruction and the International Universities initiative.

     An important part of the new business strategy is to launch the Internet incubator company by the end of the first quarter of 2000. The Company will have a controlling interest in the Internet incubator company. The Company will commit $285 million in cash and other assets to the Internet incubator, including current investments in Caliber Learning Network, Inc., OnlineLearning.net, ZapMe! Corp., and eSylvan, the Company's online tutoring venture. Affiliates of Apollo Management, L.P., including Rare Medium Group, Inc., a leading Internet professional services firm, have committed $100 million in funding for the Internet incubator company. Also, certain members of Sylvan's management, including Mr. Becker and Mr. Hoehn-Saric, and other investors at management's discretion will invest approximately $15 million in the new venture. The Internet incubator company intends to seek to raise another $100 million from strategic Internet investors in the near future, bringing total funding to an expected $500 million.

     Sylvan's services are delivered through an international network of educational centers. In 1999, Company revenues were approximately $338.5 million, composed of $90.7 million from the Sylvan Learning Centers segment, $101.2 million from the Sylvan Contract Educational Services segment, $114.3 million from the Sylvan English Language Instruction segment, and $32.3 million from the Sylvan International Universities segment. System wide revenues, which include franchised Learning Center revenues of $228.5 million and franchised WSI revenues of $71.8 million, totaled $638.8 million in 1999. Note 17 of the 1999 audited financial statements contains additional disclosures regarding the Company's segments and geographic information.

Sylvan Learning Centers

     Sylvan is widely recognized as providing high quality educational services with consistent, quantifiable results, and has delivered its core educational service to more than 1.3 million students primarily in grades three through eight over the past 20 years. The Company's Sylvan Learning Centers segment provides supplemental instruction in reading and mathematics, featuring an extensive series of standardized diagnostic tests, individualized instruction, a student motivational system and continued involvement from both parents and the child's regular school teacher.

     Typically, a parent contacts a Sylvan Learning Center because the parent believes that his or her child may have insufficient reading or mathematics skills. Parents learn about Sylvan from the Company's media advertising, from a referral from another parent or from school personnel. Learning Center personnel ask the parent to bring the student to the Learning Center to complete a series of standardized diagnostic tests and to receive educational consultation. Approximately 42% of phone inquiries result in a visit to a Learning Center. The Learning Center's Sylvan-trained educators use test results to diagnose students' weaknesses and to design an individual learning program for each student. After the initial testing and consultation, the Company estimates that more than 85% of parents enroll the student in a full course of study. The program typically requires four to six months to complete and comprises approximately 36 to 60 hours of instruction. Instruction is generally given twice a week for one hour per visit. Sylvan requires that all instructors be certified teachers. The cost of the tests and initial consultation ranges from $50 to $250, and fees average $40 per hour. The Company estimates that the typical program costs approximately $2,000.

     An individual Learning Center ranges in size from 1,000 to 3,500 square feet. Instruction is given at U-shaped tables designed to ensure that teachers work with no more than three students at a time. The student's individualized one hour lesson includes a five segment mastery approach. There are special incentives, such as tokens redeemable for novelties and toys, to motivate the student to achieve the program's objectives and to strengthen the student's enthusiasm for learning. Personal computers at each Learning Center are used by the student as a supplemental learning tool. The Learning Center's Director of Education monitors the progress of each student after each hour of instruction.

     Instructors schedule parent conferences after every 12 hours of a student's program. Throughout a student's course of study, the Learning Center tests the student using the same standardized diagnostic tests, and the results are shared with the parents in personal conferences, during which the student's continuation in a Sylvan program is discussed.

     Franchise Operations. As of December 31, 1999, there were a total of 710 Learning Centers in 49 states, 7 Canadian provinces, Spain, Hong Kong and Guam operated by the Company or its franchisees. As of that date, there were 439 franchisees operating Sylvan Learning Centers. During 1999, 67 franchised Learning Centers were opened and eight were closed. Additionally, during 1999, 16 franchisee-owned Learning Centers were acquired by the Company. Less than 1% of franchisees are currently more than three months in arrears in the payment of franchise royalties, and the Company does not believe that the closing of any or all of the Learning Centers of these franchisees would have a material adverse effect on the Company because the royalties earned from these franchisees represented less than one-tenth of one percent of total franchise royalties earned by the Company in 1999.

     The Company licenses franchisees to operate Sylvan Learning Centers in a specified territory, the size of which depends on the number of school-age children and average household incomes in the area. Franchisees must obtain the Company's approval for the location and design of the Learning Center and of all advertising, and must operate the Learning Center in accordance with the Company's methods, standards and specifications. Most Learning Centers are located in suburban areas and have approximately 10 employees, two of which are typically full-time employees and eight of which are part-time instructors. The cost to open a typical franchised Learning Center ranges from approximately $150,000 to $200,000, including the franchise license fee, furniture, equipment and an initial supply of certain items required under the Company's franchise agreement.

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

     The Company believes there is significant potential for additional franchised Learning Centers both domestically and internationally. A number of territories with only one Learning Center could support one or more additional Learning Centers based upon the number of school-age children in the market area. The Company is actively encouraging existing franchisees in these territories to open additional Learning Centers. In addition, management has identified at least 198 territories in North America, primarily in smaller markets, in which there are no Learning Centers. The Company is actively seeking franchisees for a number of these territories. Fifty new territories were sold in 1999.

     The Company has sold franchise rights for the operation of Learning Centers in Hong Kong, China, the United Kingdom, France and Spain. In pricing international franchise rights, the Company takes into account estimates of the number of centers that could be opened in an area.

     The Company's typical franchise agreement (the "License Agreement") grants a license to operate a Sylvan Learning Center and to use Sylvan's trademarks within a specified territory. The franchisee is required to purchase from Sylvan certain diagnostic and instructional materials, student record forms, parental information booklets and explanatory and promotional brochures developed by the Company. Sylvan specifies requirements for other items necessary for operation of a Learning Center, such as computers, instructional materials and furniture. The Company currently offers a License Agreement with an initial term of ten years, subject to unlimited additional ten-year extensions at the franchisee's option on the same terms and conditions. The initial license fee ranges from $38,000 to $46,000, depending on factors such as the number of school-age children in the territory. Royalties are either 8% or 9% of gross revenues of the Learning Center, and the royalty rate depends upon the demographics of the territory and is specified in the License Agreement. Advertising spending requirements range from $1,000 to $3,500 per month, or up to 8% of gross revenues, whichever is greater. The License Agreement has been revised periodically, and several franchisees are operating under older agreements with variations from the above terms. Approximately 8% of franchisees operate under older agreements with royalties as low as 6% and without any requirement to contribute to the national advertising fund. The remaining 92% of the franchisees are required to contribute a minimum of 1.5% of gross revenues to the national advertising fund. The fund is administered by the SLC National

Advertising Fund, Inc. ("SNAF"). The Franchise Owners Association ("FOA") operates the SNAF. The FOA is an association whose members consist of Sylvan franchise owners. Franchisees must submit monthly financial data to the Company.

     Company-owned Learning Centers. As of December 31, 1999, Sylvan owned and operated 84 Learning Centers: 6 in the greater Baltimore, MD area, 10 in the greater Philadelphia, PA area, 9 in the greater Washington, D.C. area, 13 in South Florida, 5 in Alabama, 6 in the greater Minneapolis, MN area, 7 in Dallas, TX, 10 in Houston, TX, 5 in the greater Salt Lake, UT area and 13 in the greater Los Angeles, CA area. The Company's operation of Learning Centers enables it to test new educational programs, marketing plans and Learning Center management procedures. Company-owned Learning Centers give the Company a local presence in key markets, which has been helpful in cross-marketing the Company's other educational services in these communities. The Company may consider selected acquisitions of additional Learning Centers now operated by franchisees.

     Schulerhilfe. On October 28, 1998, the Company acquired Schulerhilfe, a major provider of tutoring services in Germany. Schulerhilfe has approximately 196 company-owned centers and approximately 728 franchise locations in Germany, Italy and Austria. Schulerhilfe is engaged in providing tutoring service to primary and secondary school students with an operational business model that is similar to Sylvan Learning Centers. Students typically attend twice per week and are instructed in small groups of four to six students per session. The typical session lasts approximately 90 minutes. Students attend for an average of 12 months and pay approximately $115 per month. Per center enrollment averages 500 students per year. Schulerhilfe advertises its services using print, radio and television advertisements on local and national levels.

Sylvan Contract Educational Services

     Title I and state-based programs. The federal government and various state and local governmental agencies allocate funds to local school districts to provide supplemental remedial education to academically and economically disadvantaged students. The main program is the Title I program, administered by the U.S. Department of Education. Federal law contains minimum student performance standards for each school district receiving Title I funds. The Company believes that because of its proven record of achieving measurable improvement in the reading and mathematics skills of its students nationwide, it is positioned to provide supplemental educational services to school districts receiving Title I and similar state funds. As of December 31, 1999, the Company had contracts to provide supplemental remedial educational services to 112 public schools, including 19 in Compton, California, 10 in Detroit, Michigan, 10 in Atlanta, Georgia, 10 in Cleveland, Ohio, and 9 in Columbus, Ohio.

     Using Company personnel, or district personnel trained and supervised by Sylvan, Sylvan offers virtually the same educational services to students in schools as is offered at Sylvan Learning Centers. The school designates a classroom to be the Learning Center for the duration of the contract and modifies the classroom to resemble a typical Sylvan Learning Center. Sylvan personnel administer standardized diagnostic tests and, based on the results, prescribe an individualized learning program for each child. Students typically receive two hours of instruction per week, which includes the use of personal computers as in a Sylvan Learning Center. The Company can provide these services to students after school, on Saturdays, during the summer or as a "pullout" program during the regular school day, which is the method currently prescribed by most current contracts. There is a high degree of individual attention, with student to teacher ratios of no more than three to one. The program is designed to include a high degree of parental involvement, and teachers make a special effort to have the parents involved. The Company is in the process of converting its services offered under contract to the public schools to be a management services contract requiring the schools to invest in the equipment, classroom buildout and employment of the teachers. The Company will provide management oversight, license to use its programs, training of staff and quality control review. The Company believes that over the next 18 months all of its public school contracts will be offered on this basis.

     Under most of its contracts, the Company has guaranteed that each student who receives instruction in the Sylvan program and meets prescribed attendance requirements will achieve some minimum measure of improvement required by the school districts, as measured by standardized tests. Improvement is measured using various standardized measures, including normal curve equivalents ("NCE's") a generally accepted statistical measure of student performance. The typical minimum improvement required is two NCE's per year. If a student does not achieve the required improvement, the Company will provide 12 hours of remedial instruction to that student during the following summer or school year without charge. The Company has not incurred significant expense related to this guarantee. Under the contracts, the school districts pay the Company a set fee for all services, materials and equipment. The contracts have terms of one to three years, with the latest expiring in June 2002. All of the contracts contain provisions for cancellation by school district officials based on funding constraints.

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

     The Canter Group. In January 1998, the Company acquired Canter and Associates, Inc. and Canter Educational Productions, Inc. (collectively, "The Canter Group" or "Canter"), a leading provider of training, staff development and graduate courseware for educators. Canter's educational materials have been used by more than a million teachers since 1976. Canter has also developed the materials for a distance-learning Master's degree program for teachers offered through accredited colleges and universities. Additionally, Canter has college and university partners that offer Canter-produced distance learning video courses, for which teachers receive graduate level credit. Canter also develops and distributes staff development materials and programs utilized by elementary and secondary schools nationwide. Canter's courses and materials cover a comprehensive array of topics, including technology, instructional strategies, teacher motivation, parent involvement, behavior management, student learning styles, conflict resolution and school safety.

Sylvan English Language Instruction

     In December 1996, the Company purchased WSI, a European-based franchisor and operator of learning centers where English is taught through a combination of computer-based and live instruction. Typically, the instructional programs are approximately nine months to one year in duration. WSI uses a proprietary teaching system composed of multimedia interactive video on CD-ROM, live, personalized instruction and small group classes. WSI has more than 36 Company-owned and 231 franchised centers in operation throughout Europe and Latin America.

     WSI has 157 centers in Spain (130 franchised and 27 Company-owned) with the remainder in France, Germany, Italy, Portugal, Switzerland, Mexico, Chile, Israel, Colombia, Argentina, Brazil, Ecuador and Venezuela. WSI's international expansion has been accomplished by selling Master Licensing rights, with each Master Licensor obtaining franchisees to open centers in its development areas. In the future, Sylvan plans to continue to expand WSI's presence globally, through the opening of new Company-owned centers with a focus on the Middle East, Africa, Europe and the Pacific Rim regions.

     On May 6, 1998, the Company acquired all of the outstanding common stock of Aspect. Aspect is a leading provider of English language training programs for college students and professionals from non-English speaking countries. Founded in 1989, Aspect delivers intensive English language programs at 28 schools in 7 countries, (18) in the United States, (2) in Canada, (6) in the United Kingdom,
(1) in Ireland and (1) in Australia. Aspect operates language schools in Company-owned and leased facilities and on university campuses. Aspect's curriculum is based on the communicative method augmented with technology enhanced language learning to optimize student learning. All Aspect schools have multimedia computer labs and include Internet use for collaborative real world projects. Student/teacher ratios average 12, ensuring individualized attention. Aspect students, typically pre-college and college-aged students come from more than 90 countries around the world. The students attend Aspect programs, which include intensive English language instruction and immersion in an English language culture, for an average of 10 weeks at an average cost of $3,200 net of sales commission. Schools operate year round with weekly student intake. However, 36% of Aspect enrollments are in the July, August and September period. Teachers are typically TESL certified with a University degree in TSL, English, Linguistics, Curriculum & Instruction or other related fields.

     Aspect sells its courses as a package including language instruction, accommodation, and an extensive social program to immerse students in their new language. Each year over 22,000 students participate in Aspect's program. Aspect operates 13 sales offices in 12 countries on 3 continents. In addition, students are recruited from over 85 countries via an extensive network of agents, providing a uniquely diverse student experience.

Sylvan International Universities

     The Company's newest segment, Sylvan International Universities, commenced operations in the second quarter of 1999 with the acquisition of a controlling interest in the Spanish company, Prouniversidad, S. A. Prouniversidad, S. A. was granted a license to operate UEM, a for-profit private university offering a wide array of university degrees officially recognized in Spain, including doctorate degrees. UEM also provides, postgraduate courses and dormitory services to students. UEM owns, for student training purposes, a Dentistry Clinic and it is also in the process of opening a Podiatry Clinic.

     UEM is located in the outskirts of Madrid, Spain and began operating in academic year 1995/1996. Prior to this time the university was licensed to CEES and has operated since the early 1990's. The UEM campus is built on a 3 million foot plot of land owned by Prouniversidad, S. A. At present, the campus development consists of three academic buildings, two student dormitory buildings, sports facilities, and parking areas. There is enough space available at the campus for future expansion.

     The University also contains dormitory buildings located on campus. These buildings can accommodate 529 students. At December 31, 1999, occupancy at the dormitory buildings was approximately 98%.

     UEM provides 15 different bachelor degrees, and 6 associate degrees. Additionally, UEM provides 8 different degrees issued by the state-owned Universidad Complutense de Madrid. The number of students enrolled for academic year 1999/2000, which began on October 1, 1999, is 6,645 degree students, 64 doctorate students and 110 postgraduate students.

     The degrees offered by the University cover the following areas:
          .    Law
          .    Economics and Business Administration
          .    Nursing
          .    Dentistry
          .    Translation and interpretation (Foreign languages)
          .    Journalism and Communication
          .    Engineering
          .    Architecture
          .    Sports and Physical Education
          .    Environmental Sciences and Optics
          .    Physiotherapy

     Bachelor degrees usually take between four and five years to complete. Associate degrees typically span three years, and doctorate degrees span two years. The postgraduate courses span approximately three months. The tuition fee paid per academic year is approximately $6,000 per student, although the fee may vary depending on the degree and on the number of academic credits taken. Quality at UEM is achieved by paying special attention to the following features, which are considered critical: low student to teacher ratio, close tutoring of students, and state-of-the-art laboratories and clinics.

Marketing

     The Company and its franchisees market Sylvan's Learning Center services to parents of school-aged children at all grade levels and academic abilities. Far beyond tutoring, Sylvan Learning Centers' supplemental education utilizes a diagnostic and prescriptive approach to address the specific needs of each and every student. A portion of Sylvan's advertising includes commercials on morning news, on the national networks as well as various cable delivered programs. Sylvan's advertising emphasizes the benefits of its personalized educational services through testimonials of actual parents and Sylvan teachers. It positions Sylvan as the leader in supplemental education and emphasizes Sylvan's high quality curriculum, personalized attention and positive results: better grades and improved self-esteem. Franchisees form local cooperatives to collectively purchase local television and radio advertising and usually supplement their efforts with local newspaper and direct mail. The

Company also has additional marketing support for specific programs, including Reading, Math, Algebra, Geometry, Study Skills, SAT/ACT College Prep, and Writing.

     The Company markets its school-based educational services to local school districts and state education departments. This marketing effort has been expanded to seek contracts for both public and non-public schools, where both are administered by the local public school district.

     WSI markets its English language instruction services through the use of national television and radio advertising programs in Spain as well as through locally placed advertising by its franchisees and company-owned centers in various countries. Aspect uses several channels for marketing its products: overseas sales agents, proprietary sales offices and increasingly, the Internet. Aspect provides brochures, leaflets and CD-ROM to its large network of overseas partners for their use in recruiting. Aspect currently works with over 1,000 agents in 89 countries. In addition, Aspect operates its own sales offices in 12 countries, which are also an important source of students. Over the past several years, students have begun to book language programs directly with Aspect schools through distribution channels such as the Internet.

     Sylvan International Universities markets UEM in Spain through promotion of the University among private schools. To this end, UEM marketing professionals visit schools across the country presenting UEM to prospective students and parents. There are also guided tours of the University for school students. UEM also carries out a nationwide advertising campaign on television, radio, and the Internet during the annual enrollment period.

Competition

     The Company is aware of only three direct national corporate competitors in its Sylvan Learning Centers segment: Huntington Learning Centers, Inc., Kumon Educational Institute and Kaplan Educational Centers. The Company believes these competitors operate fewer centers than Sylvan and that these firms concentrate their services within a smaller geographic area. In most areas served by Sylvan Learning Centers, competition also exists from individual tutors. State and local education agencies also fund tutoring by individuals, which compete with the Company's Sylvan Learning Centers segment. Schulerhilfe competition consists of one other national provider of tutoring services in Germany as well as individual local tutors.

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

     The English Language Instruction market is highly fragmented with numerous public and private sector operators. These include Berlitz/ELS, E.F. (a Swedish company) and Opening (a Spanish company). Berlitz is the largest of these companies in this market segment, with annual revenues of approximately $330 million. Aspect's most significant competitors are EF, Kaplan, and Study Group International.

     The university market in Spain is dominated by the public universities, which have a 95% share of the overall market. Private universities have a market share of 5%. In the Madrid area, where UEM operates, the main competitors are:
C.E.U, Alfonso X el Sabio, and Universidad Pontificia de Comillas. C.E.U. is believed to be the largest, with several campuses in the Madrid area and approximately 10,000 students.

Government Regulation
     Franchise. Various state authorities as well as the Federal Trade Commission (the FTC") regulate the sales of franchises in the United States. The FTC requires that franchisors make extensive disclosure to prospective franchisees but does not require registration. A number of states require registration and prior approval of the franchise-offering document. In addition, several states have "franchise relationship laws" or "business opportunity laws" that limit the ability of a franchisor to terminate franchise agreements or to withhold consent to the renewal or transfer of these agreements. While the Company's franchising operations have not been materially adversely affected by such existing regulation, the Company cannot predict the effect of any future legislation or regulation.

     Title I. Title I school districts are responsible for implementing Title I in carrying out their educational programs. Title I regulations, as well as provisions of Title I itself, direct Title I school districts to satisfy obligations including involving parents in their children's education, evaluating and reporting on student progress, providing equitable services and other benefits to eligible non-public school students in the district and other programmatic and fiscal requirements. In contracting with school districts to provide Title I services, the Company has become and will continue to be, subject to various Title I requirements and may become responsible to the school district for carrying out specific functions required by law. For example, Sylvan has responsibility for soliciting parental involvement, introducing program content adequate to achieve certain educational gains and maintaining the confidentiality of student records. The Company's failure to adhere to Title I requirements or to carry out regulatory responsibilities undertaken by contract may result in contract termination, financial liability, or other sanctions.

     Accreditation. Aspect language schools are accredited in the U.S. by ACCET [Accrediting Council for Continuing Education and Training]. In the State of California Aspect language schools are registered with BPPVE [Bureau of Private, Post-secondary and Vocational Education], in New York State Aspect is licensed as a private ESL [English as a Second Language] school through NYSED [New York State Education Department]. Aspect's U.S. schools are authorized by the INS [Immigration and Naturalization Service] to issue I-20 forms used by students to obtain F1 visas to study in the U.S. The Canadian schools are registered with the Provincial governments, the Toronto school is registered with the Ontario Ministry of Education and Training, and the Vancouver school is registered with the British Colombia PPSEC [Private and Post Secondary Education Commission]. United Kingdom, Ireland and Australian schools are accredited through quasi-governmental agencies.

     Private Universities. The Spanish authorities play a supervisory role over private universities. There are minimum requirements with regard to quality. Private universities must comply with certain legal requirements. These requirements specify a prescribed ratio of full time teachers to part time teachers, a prescribed ratio of PhDs to Bachelors among teachers and a minimum number of degrees that must be offered. The Company believes UEM complies with these requirements in all material respects.

Trademarks
     The Company has a federal trademark registration for the words "Sylvan Learning Center" and distinctive logo (a reading child), and various other trademarks and service marks and has applications pending for a number of other distinctive phrases. The Company also has obtained foreign registrations of a number of the same trademarks. The Company's License Agreement grants the franchisee the right to use the Company's trademarks in connection with operation of the franchisee's Learning Center. Additionally, the Company has a federal trademark registration for the words "Wall Street Institute" and distinctive logo (Statue of Liberty), as well as foreign trademark registrations and pending applications for the WSI trademark and logo.

Employees
     As of December 31, 1999, the Company had approximately 7,437 employees, 4,252 of whom were classified as full-time and 3,185 of whom were classified as part-time. Of these employees, 1,101 full-time and 401 part-time employees are employed by the Company's discontinued businesses. Most of the Company's part-time employees are teachers in school-based programs, Company-owned Learning Centers and Schulerhilfe centers. None of the Company's employees are represented by a union and the Company considers its relationship with its employees to be good.

Effect of Environmental Laws
     The Company believes it is in compliance with all environmental laws in all material respects. Future compliance with environmental laws is not expected to have a material effect on the business.

Item 2. Properties

     The Company leases most of its facilities, consisting principally of administrative office space and center site locations. The Company's administrative offices consist of four leased facilities in Baltimore, Maryland.

     The Company's segments lease various sites primarily in North America and Europe. The Learning Center segment leases space for 84 sites in the United States, and 177 Schulerhife sites in Germany; the English Language Instruction segment leases 84 sites around the world; the Contract Educational Services segment leases 3 regional offices; and the International Universities segment leases 2 sites used for the Dentistry and Podiatry clinics.

     The Company also owns five buildings in the United Kingdom, one building in Ireland and five buildings located on the UEM campus consisting of three academics buildings and two dormitories.

Item 3.   Legal Proceedings

     The Company is the defendant in a legal proceeding pending in the United States District Court for the Northern District of Iowa, Civil Action No. C96-334MJM, filed on November 18, 1996 by ACT, Inc., an Iowa nonprofit corporation formerly known as American College Testing Program, Inc. ("ACT"). ACT's claim arises out of the Company's acquisition of rights to administer testing services for the National Association of Securities Dealers, Inc. ("NASD"). ACT has asserted that the Company tortuously interfered with ACT's relations, contractual and quasi-contractual, with the NASD, that the Company caused ACT to suffer the loss of its advantageous economic prospects with the NASD and other ACT clients and that the Company has monopolized and attempted to monopolize the computer-based testing services market. ACT has claimed unspecified amounts of compensatory, treble and punitive damages, as well as injunctive relief. If ACT were awarded significant compensatory or punitive damages, it could materially adversely affect the Company's results of operations and financial condition. In February 1998, the Court ruled that ACT may proceed only on three of its five antitrust theories and otherwise narrowed the scope of ACT's antitrust claims. In March 1998, the Court denied the Company's motion to dismiss ACT's state law claims. Formal discovery was completed in 1999. Following discovery, in response to the Company's motion to dismiss, the Court further narrowed the scope of the litigation by dismissing all of ACT's tort claims. A trial date of
June 26, 2000, has been set with trial expected to last three weeks.   The
Company believes that all of ACT's claims are without merit but is unable to predict the outcome of the ACT litigation at this time.

     The Company is the defendant in an arbitration proceeding pending in Los Angeles, California initiated on or about March 22, 1999 by James Jinsoo Choi and Christine Choi. The Chois' claim arose out of the previous relationship Mr. Choi had as a licensee of Sylvan. Mr. Choi was licensed to operate Sylvan Learning Centers in Korea pursuant to a license agreement. In June 1998, Sylvan terminated the license agreement for non-curable defaults. In their complaint, the Chois allege fraud, negligent misrepresentation, breach of fiduciary duty, and breach of contract. The Chois have claimed unspecified compensatory and punitive damages. The arbitration hearing has not yet been scheduled, but the Company anticipates it will occur during 2000. The Company believes that all of the Chois' claims are without merit but is unable to predict the outcome of the Choi arbitration at this time.

At this time the Company is not a party, either as plaintiff or defendant, in any other material litigation.

Item 4.  Submission of matters to a vote of security holders

     No matters were submitted to be voted on by security holders during the fourth quarter ended December 31, 1999.


                                   PART II.
                                   -------

Item 5.  Market for Registrants' Common
         Equity and Related Stockholder Matters

     The Company's Common Stock is traded on the NASDAQ National Market. The Company's trading symbol is SLVN. The high and low trade prices for 1999 and 1998 for the Company's common stock are set out in the following table. These prices are as reported by NASDAQ, and reflect inter-dealer price quotations, without retail mark-up, mark down or commission and may not necessarily represent actual transactions.

         1999                 High         Low
         ----                ------       ------
     1st Quarter             $34.63       $24.94
     2nd Quarter             $29.25       $19.25
     3rd Quarter             $28.19       $15.25
     4th Quarter             $19.13       $10.69

         1998                 High         Low
         ----                ------       ------
     1st Quarter             $32.33       $21.67
     2nd Quarter             $35.00       $28.00
     3rd Quarter             $36.88       $19.88
     4th Quarter             $32.25       $17.13

     No dividends were declared on the Company's common stock during the years ended December 31, 1999 and 1998, and the Company does not anticipate paying dividends in the future.

     The number of registered shareholders of record as of March 7, 2000 was 462.

     During the year ended December 31, 1999, the Company issued 574,813 shares of its common stock that were not registered under the Securities Act of 1933.

Item 6.  Selected Consolidated Financial Data

     The selected consolidated financial data for the years ended December 31, 1999, 1998, 1997, 1996, and 1995 have been derived from Sylvan's financial statements, which have been audited by Ernst & Young LLP. The financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

     The Company consummated significant purchase business combinations in each of the five years in the period ended December 31, 1999. These business combinations affect the comparability of the amounts presented. Additionally, the accompanying financial data has been restated to reflect the net assets of the disposed operations of PACE and Prometric as net assets of discontinued operations. The following data should be read in conjunction with Notes 3 and 4 to the Consolidated Financial Statements.

                                                              1999 (1) (2)     1998 (3) (4)       1997       1996 (5)       1995
                                                              ------------     ------------   -----------   ----------    ---------
                                                                             (In thousands, except per share amounts)
Statements of Operations Data:
Revenues                                                          $338,496         $247,374      $170,560     $140,014     $113,546

Costs and expenses:
     Direct costs                                                  285,967          199,939       148,926      121,291      100,715
     General and administrative expense                             26,855           15,530        19,693        8,049        6,205
     Transaction costs related to pooling-of-interests                   -            5,000             -            -            -
     Restructuring and asset impairment charges                      5,127            3,730             -            -        3,316
                                                              ------------     ------------   -----------   ----------    ---------
     Total costs and expenses                                      317,949          224,199       168,619      129,340      110,236
                                                              ------------     ------------   -----------   ----------    ---------
Operating income                                                    20,547           23,175         1,941       10,674        3,310
Non-operating income (loss)                                        (15,737)           1,013        31,218        2,044        1,083
Interest expense                                                    (4,865)            (976)         (472)      (1,024)      (1,380)
                                                              ------------     ------------   -----------   ----------    ---------
Income (loss) from continuing operations before
     income taxes and cumulative effect of change
       in accounting principle                                         (55)          23,212        32,687       11,694        3,013
Tax benefit (expense)                                                1,056           (6,706)      (10,188)      (4,124)         176
                                                              ------------     ------------   -----------   ----------    ---------
Income from continuing operations before cumulative
     effect of change in accounting principle                        1,001           16,506        22,499        7,570        3,189
Income from discontinued operations, net of tax                     12,302           19,203         5,405        8,184          853
Loss on disposal of discontinued operations, net of tax            (26,968)               -             -            -            -
                                                              ------------     ------------   -----------   ----------    ---------
Income (loss) before cumulative effect of change in
     accounting principle, net of tax                              (13,665)          35,709        27,904       15,754        4,042
Cumulative effect of change in accounting principle,
     net of tax                                                     (1,323)               -             -            -            -
                                                              ------------     ------------   -----------   ----------    ---------
Net income (loss)                                                 $(14,988)        $ 35,709      $ 27,904     $ 15,754     $  4,042
                                                              ============     ============   ===========   ==========    =========
Earnings per common share, diluted:
     Income from continuing operations before cumulative
        effect of change in accounting principle                  $   0.02         $   0.32      $   0.50     $   0.19     $   0.12
     Earnings (loss) per common share, diluted                    $  (0.28)        $   0.70      $   0.62     $   0.40     $   0.15

Diluted shares                                                      53,157           51,286        44,890       38,963       27,701

Balance Sheet Data:
Cash and cash equivalents                                         $ 20,410         $ 33,170        13,113       11,178        2,283
Available-for-sale securities                                       10,890            6,166        82,951       16,474       30,735
Net working capital                                                276,590           15,101       112,874       28,836       39,044
Intangible assets and deferred contract costs                      195,813          117,889        24,135       24,653           52
Net assets of discontinued operations                              280,287          278,150       134,345       96,968       86,186
Total assets                                                       788,126          626,138       389,975      247,649      152,888
Long-term debt, including current portion                          191,164           67,077        74,744       37,101       12,272
Stockholders' equity                                               474,093          488,833       314,982      153,190      137,622

(1) On April 1, 1999, the Company acquired a controlling interest in the Universidad Europea de Madrid ("UEM"), a private for-profit university in exchange for $26,000 in cash. The acquisition was accounted for as a purchase, and Sylvan's 1999 results of operations include the results of operations of UEM for the period April 1, 1999 through December 31, 1999.

(2) During the quarter ended December 31, 1999, the Company recognized restructuring costs of $5,127. Additionally, the Company recognized significant non-recurring operating charges during the fourth quarter of 1999, which totaled $10,300. These charges were principally related to asset impairment charges, which resulted from management's focus on simplification of the business model and a return to the core business strengths. Losses recorded on disposal of investments in the fourth quarter of 1999 also resulted in $13,400 of non-recurring charges during the period. The cumulative effect of these significant, unusual charges was to reduce income from continuing operations before income taxes and cumulative effect of change in accounting principle by $28,800 during the fourth quarter of 1999. See Notes 18 and 20 to the audited consolidated financial statements.

(3) Includes certain non-recurring expenses related to the acquisition of Aspect. These expenses include $5,000 of transaction-related costs, such as legal, accounting and advisory fees, $1,200 of compensation to former shareholders of Aspect, who are no longer with the Company and were not replaced, and $3,700 of costs, classified in the financial statements as restructuring costs, that relate to the integration of Aspect with Sylvan. The net effect of the above items was a decrease in pre-tax income from continuing operations of $9,900 and net income of $8,900, or $0.17 per diluted share.

(4) On January 1, 1998, the Company acquired Canter for an initial purchase price of $25,000. Additional consideration of $35,674 has been recorded to reflect Canter's achievement of certain EBITDA targets. The acquisition was accounted for as a purchase, and Sylvan's results of operations from January 1, 1998 include the operations of Canter. Additional variable amounts of consideration are also payable to the seller if specified levels of earnings are achieved in 2000.

     Effective October 28, 1998, the Company acquired Schulerhilfe, in exchange for an initial purchase price of $19,100 in cash. Additional consideration of $10,424 was recorded subsequent to the initial purchase to reflect achievement of revenue and collection targets in 1999. The results of operations of Schulerhilfe subsequent to October 28, 1998 are included in Sylvan's results of operations.

(5) Effective December 1, 1996, Sylvan acquired WSI, in exchange for an initial purchase price of $21,071. This transaction was accounted for using the purchase method of accounting, and Sylvan's results of operations from December 1, 1996 include the operations of Wall Street.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Overview

     The Company generates revenues from four business segments: Sylvan Learning Centers, which earns primarily franchise royalties, franchise sales fees and Company-owned Learning Center revenues; Sylvan Contract Educational Services, which earns revenues from providing supplemental remedial education services to public and non-public schools as well as providing teacher training services; Sylvan English Language Instruction, which earns fees from the operations of WSI and Aspect; and Sylvan International Universities, which earns tuition and fees paid by the students of UEM, which was acquired in April 1999.

     The following table sets forth the percentage relationships of operating revenues and direct costs for each division, as well as certain income statement line items expressed as a percentage of total revenues for the periods indicated for the year ended December 31:

                                                                1999             1998               1997
                                                              --------         ---------          --------
Revenues:
   Sylvan Learning Centers                                          27%               26%               27%
   Sylvan Contract Educational Services                             30%               35%               30%
   Sylvan English Language Instruction                              34%               39%               43%
   Sylvan International Universities                                 9%                0%                0%
                                                              --------         ---------           ------- -
      Total revenues                                               100%              100%              100%
Direct costs:
   Sylvan Learning Centers                                          20%               18%               23%
   Sylvan Contract Educational Services                             24%               29%               26%
   Sylvan English Language Instruction                              31%               33%               38%
   Sylvan International Universities                                 9%                0%                0%
                                                              --------         ---------           -------
      Total direct costs                                            84%               80%               87%

                                                                                1999              1998               1997
                                                                            ------------       -----------        -----------
General and administrative expenses                                                    8%                6%                12%
Transaction costs related to pooling of interests                                      0%                2%                 0%
Restructuring costs                                                                    2%                2%                 0%
                                                                            ------------       -----------        -----------
Operating income                                                                       6%                9%                 1%
Non-operating income (expense)                                                        (6%)               0%                18%
                                                                            ------------       -----------        -----------
Income (loss) from continuing operations before taxes and cumulative
 effect of change in accounting principle                                              0%                9%                19%
Tax benefit (expense)                                                                  0%               (3%)               (6%)
                                                                            ------------       -----------        -----------
Income from continuing operations                                                      0%                6%                13%
Discontinued operations:
   Income from discontinued operations, net of tax                                     4%                8%                 3%
   Loss on disposal of discontinued operations, net of  tax                           (8%)               0%                 0%
                                                                            ------------       -----------        -----------
Income (loss) before cumulative effect of change in accounting principle              (4%)              14%                16%
Cumulative effect of change in accounting principle, net of tax                        0%                0%                 0%
                                                                            ------------       -----------        -----------
Net income (loss)                                                                     (4%)              14%                16%
                                                                            ============       ===========        ===========

Results of Operations
     The Company has continued to grow rapidly during 1999 in response to the increasing opportunities in the educational services industry. The core businesses of Sylvan Learning Centers, Sylvan Contract Educational Services and Sylvan English Language Instruction have been supplemented with the addition of Sylvan International Universities. The Company has also moved to address the increasing importance of technology in learning by focusing efforts on applications of Internet technology to the education and instruction marketplaces. In order to fund expansion into Internet applications in educational and training services and to ensure that management remains focused on core business strengths in the educational and training services industry, the Company opted to sell the PACE corporate training business and the Prometric testing business in 1999 and the first quarter of 2000 respectively. The operating results of the discontinued businesses have been reported in the discontinued operations section of the consolidated statement of operations. The following comparison of operating results focuses primarily on the continuing operations of the Company.

Comparison of results for the year ended December 31, 1999 to results for the year ended December 31, 1998.

Revenues. Total revenues from continuing operations increased by $91.1 million, or 37%, to $338.5 million for the year ended December 31, 1999 from $247.4 million for the same period in 1998. This increase resulted from higher revenues in all business segments - Sylvan Learning Centers, Sylvan Contract Educational Services, Sylvan English Language Instruction and the initial operations of Sylvan International Universities.

     Sylvan Learning Centers revenues for 1999 increased by $25.9 million, or 40%, to $90.7 million. Franchise royalties increased by $2.5 million, or 16%, as a result of the net increase of 43 franchised Centers opened in 1999 and a 12% increase in same center revenue. Franchise sales fees increased by $1.6 million, primarily due to the sale of a master franchise agreement for France for $5.0 million in September 1999, the effect of which was partially offset by the sale of a master franchise agreement for the United Kingdom for $3.25 million in 1998. Revenues from Company-owned Learning Centers increased $7.8 million, or 23%, to $42.2 million during 1999. Same center revenues increased 7%, or $2.2 million, with the remaining revenue increase of $5.6 million generated from 29 new Company-owned centers opened or acquired from franchise owners in 1998 and 1999. The full year impact of the October 1998 acquisition of Schulerhilfe, a Germany-based tutoring company, resulted in an additional $12.0 million in revenue for the year ended December 31, 1999. Product sales and other franchise service revenues generated the remaining revenue increase of $2.0 million for 1999, as compared to 1998. Revenues for Learning Centers represent 27% of the total continuing revenues of the Company for the year ended December 31, 1999.

     Sylvan Contract Educational Services revenues increased for 1999 by $15.0 million, or 17%, to $101.3 million. The revenue increase for the year ended December 31, 1999 was the result of a $3.9 million increase in revenue from Sylvan at School contracts, a $0.3 million increase in Sylvan at Work contracts, and a $10.8 million increase in revenue from the Canter teacher instruction
group.   The $3.9 million increase in revenue from public and nonpublic schools for 1999 is the result of $4.5 million in revenue attributable to new contracts obtained after December 31, 1998, offset by a $0.6 million decrease in revenue from existing contracts. The revenue increase at Canter was due to increasing demand for domestic teacher training as well as the sale of a license to apply the Canter teachers distance learning masters degree program in Mexico for a licensing fee of $3.5 million. Revenue for Contract Educational Services represents 30% of total continuing revenues of the Company for the year ended December 31, 1999.

     Sylvan English Language Instruction revenues increased for 1999 by $18.0 million, or 19%, to $114.3. The revenue increase was primarily a result of adding the operations of several WSI franchise locations acquired after the first quarter of 1998, which was offset by the disposal of the travel operations division of Aspect. Revenues at WSI increased $25.1 million in 1999 due to a combination of acquisitions of Centers in high-growth European countries coupled with growth in the core areas of the business. Corporate center revenues increased by $24.0 million in 1999 to $30.8 million, primarily due to the inclusion of operating results of centers acquired in Italy, Germany and Spain. Franchising revenues fees increased to $12.6 million in 1999 from $12.3 million in 1998. The growth of the franchising revenues was reduced by a decrease in franchise royalties of $0.2 million for 1999 and the impact of the acquisition of successful franchised centers by WSI in 1999. Revenues from new area development agreements generated $3.9 million in franchise sales fees in 1999, which was a decrease from the 1998 franchise sales fees of $5.1 million. Fees from area development agreements have declined as a result of management's decision to retain undeveloped territories for Company-operated center expansion. Product sales revenues increased by $0.4 million to $6.3 million in 1999 due to increased demand for the English language instruction product. Revenues at Aspect decreased by $7.1 million in 1999, to $61.4 million. The revenue decrease was a result of management's decision to dispose of Aspect's travel business, which accounted for $12.5 million in revenue in 1998 and $5.2 in 1999. After factoring in the impact of the travel business disposal, revenues increased in 1999 by $0.2 million. Revenues in Aspect's core language school business increased by $3.3 million to $46.3 million in 1999. Revenues for the English Language Instruction segment represent 34% of total revenues of the Company for the year ended December 31, 1999.

     Sylvan International Universities, the Company's newest division, began operations in the second quarter of 1999 with the acquisition of a controlling interest (54%) in the Universidad Europea de Madrid (UEM). Sylvan assumed operating control of UEM on April 1, 1999, at which time the results of UEM's operations began to be consolidated with those of the Company. Total revenues for UEM subsequent to April 1, 1999 were $ 32.3 million, which represent 9% of total revenues of the Company for the year ended December 31, 1999. Revenues of UEM are seasonal due to a limited class schedule during July, August and September.

Direct Costs. Total direct costs of continuing operations increased 42%, to $317.9 million in 1999 from $224.2 million in 1998, as a result of business expansion. Direct costs as a percentage of total revenues increased from 90% in 1998 to 94% in 1999. The increase in direct costs as a percentage of total revenues from continuing operations was a result of restructuring costs in existing businesses, start-up costs of new business ventures and investments in technology enhancements.

     Sylvan Learning Centers expenses increased $23.3 million to $68.7 million, or 76% of Learning Centers revenue for 1999, compared to $45.4 million, or 70% of Learning Centers revenue for 1998. Approximately $7.3 million of the increase for 1999 related to expenses incurred by Company-owned learning centers due to the acquisition of franchised learning centers and costs associated with higher revenues at existing Company-owned centers. Expenses as a percentage of revenues in Company-owned centers increased for the period as a result of the acquisition of more franchise centers, which tend to operate at lower margins. Cost increases of $2.5 million in 1999 related to franchise services support costs as a result of growth in franchised centers over the prior year. The impact of the October 1998 acquisition of Schulerhilfe resulted in $10.1 million of increased costs for 1999. Approximately

$3.4 million of the segment's direct cost increase represented non-recurring costs related to the technology driven impairment of certain educational programs, and the refocusing of management efforts on core business objectives.

     Sylvan Contract Educational Services expenses increased by $9.4 million to $81.4 million, or 80% of Contract Educational Services revenue for 1999, compared to $72.0 million, or 83% of Contract Educational Services revenues for 1998. The decrease in expenses as a percentage of revenue for 1999 was primarily due to the increased volumes at Canter, which has higher operating margins. Canter operating margins were further enhanced by the sale of a license agreement to provide Canter's masters degree program in Mexico.

     Sylvan English Language Instruction expenses increased by $25.0 million to $106.4 million, or 93% of English Language Instruction revenues for 1999, compared to $81.4 million, or 85% of the segments revenues in 1998. The increase in expenses as a percentage of revenues was primarily due to increased administrative costs at Aspect in anticipation of future volume increases and a reduction in high margin WSI area development sales due to Management's intention to build future value by retaining WSI center locations and acquiring franchise centers.

     Operating expenses at WSI increased $25.5 million to $41.1 million, or 78% of WSI revenues for 1999, compared to $15.6 million, or 56% in 1998. This expense increase is primarily due to business growth and the cost of operating the corporate centers that were acquired in 1999. Approximately $24.1 million of the increase for 1999 related to expenses incurred in corporate centers due to the acquisition of franchised centers and costs associated with higher revenues at existing corporate centers. Expenses as a percentage of revenues in corporate centers increased for the period as a result of the acquisition of more franchise centers, which tend to operate at lower margins.

     Aspect's operating expenses decreased by $0.4 million to $65.4 million, or 106% of Aspect's revenues in 1999. The expense decrease is primarily due to the disposal of the travel business, which resulted in a $6.9 million decrease in 1999 expenses. Remaining operating expenses increased $6.5 million, primarily due to increased operating expenses in the language schools, increased operating costs in the sales offices and increased overhead as a result of an extensive investment in senior and middle management in anticipation of substantially increased volume growth in the future.

     Sylvan International Universities expenses were $29.4 million for the nine-month period ended December 31, 1999. These direct expenses consist primarily of personnel, marketing and advertising, and facility-related costs of UEM. These expenses are a larger percentage of the International Universities revenues for the period from acquisition through December 31, 1999 than the anticipated annual percentage because of the seasonality of the business. Classes are not in session for June, July, August and September, however, certain fixed expenses are incurred year round.

Other Expenses. General and administrative expenses increased by $11.3 million during 1999, to $26.9 million. The expenses as a percentage of revenues increased to 8% in 1999. This increase in expenses as a percentage of revenues is largely due to $3.0 million of non-recurring expenses incurred in 1999 related to business start-up costs, asset impairments, and simplification of the Sylvan business model. Also included were the general and administrative costs necessary to provide support for the PACE and Prometric businesses although their operating results are included in discontinued operations.

     Results from continuing operations included $5.1 million in restructuring costs resulting from strategic changes in the Company's core educational services business. The restructuring charges were primarily the result of employee termination costs, school closings and facility exit costs resulting from management's plan to exit certain activities outside the core business of providing educational instruction.

     In conjunction with the Company's formal restructuring plan, management also examined existing corporate investments to determine the realizable investment value. Non-operating losses totaling $13.4 million were incurred in 1999 as a result of decreases in investment values resulting from changing market conditions for the educational services industry, including an aggregate loss of $11.4 million related to the sale of the investment in JLC Learning Corporation as disclosed in Note 6 to the audited consolidated financial statements.

     Other non-operating expenses increased $7.2 million, as compared to the same period in 1998. This net increase was primarily attributable to a $3.1 million decrease in other investment income, a $3.9 million increase in interest expense related to increased borrowings outstanding during the period, (which includes $1.8 million of UEM interest expense) and a $0.3 million minority interest in income of consolidated subsidiary recorded in 1999, which was associated with UEM.

     The Company's effective tax position on continuing operations has been significantly impacted by utilized tax credits, foreign tax benefits and state income taxes offset by permanent differences that arose due to the significant amount of restructuring and non-recurring charges in 1999. Because of these factors, comparison of the 1999 and 1998 effective tax rates is not meaningful.

Income from Continuing Operations. Income from continuing operations before cumulative effect of change in accounting principle decreased by $15.5 million, to $1.0 million for the year ended December 31, 1999. After removing the effects of restructuring charges of $5.1 million, non-recurring operating expenses of $10.3 million and losses on investments of $13.4 million, pre-tax income from continuing operations for the year ended December 31, 1999 increased over 1998 by $5.5 million, or 24.1%, to $28.7 million. This increase was the result of increased revenues and operating income from the Learning Centers, Contract Educational Services and International University segments.

Discontinued Operations. At September 30, 1999 the Company approved a formal plan to dispose of the PACE Group. Losses from PACE operations, net of tax, for the period ended September 30, 1999 were $1.0 million, and the loss on the disposal of PACE was approximately $27.0 million, including a tax expense of approximately $1.1 million. In the first quarter of 2000, the Company sold Prometric for approximately $775 million in cash. Prometric's net operating results of $13.3 million and $19.0 million for the years ended December 31, 1999 and 1998, respectively, are reported in the discontinued operations section of the statement of operations to reflect this sale. The gain on the sale of Prometric was recognized in the first quarter of 2000 when the sale was completed.

Cumulative Effect of Accounting Change. On January 1, 1999, the Company adopted the provisions of AICPA Statement of Position No. 98-5, Reporting the Costs of Start-up Activities ("SOP 98-5"), which requires start-up costs capitalized prior to January 1, 1999 to be written-off and any future start-up costs to be expensed as incurred. The cumulative effect of adopting SOP 98-5 in 1999 decreased net income for the year ended December 31, 1999 by $1.3 million (net of $0.7 million in income taxes). The amount of the cumulative effect related to the discontinued operations was $0.6 million (net of $0.3 million in income taxes).

Comparison of results for the year ended December 31, 1998 to results for the year ended December 31, 1997.

Revenues. Total revenues increased by $76.8 million, or 45%, to $247.4 million for the year ended December 31, 1998 from $170.6 million for the same period in 1997. This increase resulted from higher revenues in all business segments - Sylvan Learning Centers, Sylvan Contract Educational Services, and Sylvan English Language Instruction.

     Sylvan Learning Centers revenue increased by $18.1 million, or 39%, to $64.8 million for the year ended December 31, 1998, compared to the same period in 1997. Overall, franchise royalties increased by $2.5 million or 19% for the year ended December 31, 1998, despite the acquisition of 13 franchised Centers during 1998. Excluding the effect of the Center acquisitions, franchise royalties increased 24% in 1998. The increase in royalties was due to a net increase of 60 new Centers opened during 1998, combined with same center revenue increases of 18% for the year ended December 31, 1998. Franchise sales fees increased by $1.2 million, or 27%, to $5.8 million for the year ended December 31, 1998, compared to the same period in 1997. Revenues from Company-owned Learning Centers increased by $9.3 million , or 37%, to $34.4 million during 1998. The acquisition of 13 centers in 1998 resulted in $8.2 million of additional revenue in 1998. On a full year basis, same center revenues increased by $3.5 million, or 16%, in 1998 compared to revenues in 1997. On October 31, 1998, the Company acquired Schulerhilfe, a tutoring company based in Germany. This acquisition resulted in an additional $2.4 million in revenue in 1998. The remaining revenue increase in 1998 of $ 2.7 million is principally due to increased product sales.

     Sylvan Contract Educational Services revenues increased $35.3 million, or 69%, to $86.3 in 1998 compared to 1997. The cause of $24.8 million of this revenue increase was the 1998 acquisition of Canter, a leading developer of training and graduate course materials for educators. Public and non-public school contracts contributed $11.1 million of the increase which was offset by a $.6 million decrease at Sylvan at Work. The $11.1 million increase in revenue from public and non-public schools for the year ended December 31, 1998 is the result of $17.4 million in revenue from new contracts, offset by a decrease of $3.7 million in revenue from contracts in existing districts lost or reduced due to local district budget constraints. This segment's revenue also declined by $2.6 million as a result of the disposition in late 1997 of an unrelated business assumed upon the acquisition of Educational Inroads.

     Sylvan English Language Instruction revenues increased $23.4 million, or 32%, to $96.3 million in 1998 compared to 1997. The increase in revenues is due to significant revenue growth of both WSI and Aspect as demand increased for English language instruction. WSI revenues increased by $7.2 million or 35% in 1998, compared with 1997, as significant growth occurred across all areas of the business, including opening new centers, launching a new product, and purchasing a number of centers in Spain. Corporate center revenues increased by $5.7 million in 1998 to $6.9 million primarily due to the acquisition of centers in Spain during 1998. Product sales increased by $.9 million in 1998 to $5.9 million in response to increased product demand. Royalty revenues increased $1.9 million in 1998 to $4.9 million as a result of the opening of more franchised centers, however the franchise sales fees decreased $1.3 million during 1998 due to a focus on opening centers. Aspect's revenues increased by $16.1 million, or 31% to $68.6 million in 1998 compared to 1997. This revenue increase was primarily driven by an increase in its language schools business of $9.2 million in 1998. $4.3 million of the 1998 revenue increase is attributed to the acquisition of IEI, an operator of 10 language schools in the United States. Travel business revenue grew by $3.6 million to $12.5 million in 1998. The remaining revenue increase in 1998 of $3.3 million is due to increased revenue in Aspect's sales offices and its contract to provide English language teachers to the United Arab Emirates.

Direct Costs. Total direct costs increased 33% to $224.2 million in 1998 from $168.6 million in 1997. Direct costs as a percentage of total revenues decreased to 91% in 1998 from 99% in 1997. Both 1998 and 1997 contain certain non-recurring costs, as further discussed below. Excluding these non-recurring costs, total direct costs decreased as a percentage of total revenues from 91% in 1997 to 87% in 1998. This decrease in costs as a percentage of revenues is primarily due to expanding revenues without a corresponding increase in the related direct operating expenses.

     Sylvan Learning Centers expenses increased $6.2 million to $45.4 million, or 70% of Learning Centers revenue for 1998, compared to $39.2 million, or 84% of Learning Centers revenue for the same period in 1997. Included in Sylvan Learning Centers expenses for the 1997 period is a non-recurring $5.0 million contribution of the Company's Common Stock to a corporation whose sole purpose is to develop and fund advertising programs for Sylvan Learning Centers. Excluding this contribution, Sylvan Learning Centers expenses as a percentage of revenue would have been 73% in 1997. Approximately $9.8 million of the increase in recurring expenses was due to direct costs associated with higher revenues at existing centers and the acquisition of 13 franchised learning centers in 1998. The company's fourth quarter 1998 acquisition of Schulerhilfe accounted for $2.0 million of increased expenses.

     Sylvan Contract Educational Services expenses increased by $26.9 million to $72.0 million, or 83% of Contract Educational Services revenue for 1998, compared to $45.1 million or 88% of Sylvan Contract Educational Services revenue for 1997. The principle reason for this increase in expense was the 1998 acquisition of Canter. The decrease in expenses as a percentage of revenues was primarily due to revenue growth in excess of additional expenses necessary to service the contracts.

     Sylvan English Language Instruction expenses increased $16.8 million to $81.4 million, or 85% of English Language revenue for 1998, compared to $64.6 million, or 89% of English Language revenue for the same period in 1997. The 1998 year included $3.4 million of non-recurring charges related to the Aspect acquisition and compensation of the former owners. Excluding these non-recurring expenditures, expenses as a percentage of English Language Instruction revenues decreased to 81% of the total English Language Instruction revenues.

     Operating expenses at Wall Street Institute increased $5.1 million to $15.6 million or 56% of WSI revenues compared to $10.5 million or 51% in 1997. This expense increase is primarily due to business growth and the additional costs of infrastructure to manage the business. Personnel costs and other operating expenses increased $6.5 million in 1998 as WSI developed the management support structure to guide the global expansion of the business.

     Aspect expenses increased by $17.9 million or 33% to $72.0 million in 1998. Excluding the non-recurring expenses and restructuring charges incurred in 1998 and 1997 at Aspect expenses increased by $11.7 million, the expenses as a percentage of revenues decreased from 100% in 1997 to 91% in 1998. Expenses increased $10.5 million in 1998 in response to the costs of servicing revenue growth at the language schools and in the travel business. The remaining expense increase of $1.2 million was a result of increased costs of the sales offices and the commencement of operations in the United Arab Emirates in 1998.

Other Expenses. General and administrative expenses decreased by $4.2 million during 1998, compared to 1997. Excluding the non-recurring expenses of $6.5 million incurred in 1997, the percentage of general and administrative expenses to revenues decreased from 8% in 1997 to 6% in 1998. The primary reason for this decrease in general and administrative expenses as a percentage of revenues was the expansion of Company revenues without a corresponding increase in the general and administrative infrastructure.

     In May 1998, the Company acquired Aspect. Associated with this acquisition, the Company incurred $5.0 million of non-recurring transaction-related costs, as well as $3.7 million of restructuring charges. The net effect of the $3.7 million restructuring charge, the $5.0 million of transaction-related costs, as well as the $1.2 million in compensation paid to Aspect's former owners, which are included in the direct costs for 1998, was a decrease in pre-tax income from continuing operations of $9.9 million and income from continuing operations of $8.9 million during the year ended December 31, 1998.

     Non-operating income, consisting of investment and other income and equity in net loss of affiliates decreased from $30.7 million in 1997 to $0.1 million in 1998. The decrease in principally due to a $28.5 million net termination fee received from an acquisition breakup in 1997 and an increase in the allocable losses from Caliber of $1.5 million in 1998.

     The Company's effective tax rate decreased from 31.1% during 1997 to 28.9% during 1998. This reduction is a result of a proportionally greater increase in income earned in lower-taxed international jurisdictions during 1998.

Income from Continuing Operations. Income from continuing operations decreased by $6.0 million, or 27%, to $16.5 million for the year ended December 31, 1998. After removing the effect of the non-recurring expenses in both years and the effect of the $28.5 million breakup fee received in 1997 the pre-tax income from continuing operations for the year ended December 31, 1998 increased $15.9 million, or 92% over the same period in 1997. This increase is a result of increased revenue and margins from all operating divisions.

Income from Discontinued Operations. Operating income from the discontinued operations of PACE and Prometric increased by $13.8 million to $19.2 million in 1998 as a result of the growth of the computerized testing market.

Future Assessment of Recoverability and Impairment of Goodwill

     In connection with various acquisitions, the Company has recorded goodwill. At December 31, 1999, unamortized goodwill was $191.1 million, which represents 24% of total assets and 40% of stockholders' equity. Goodwill arises when an acquirer pays more for a business than the fair value of the tangible and separately measurable intangible net assets. For financial reporting purposes, goodwill and all other intangible assets are amortized over the estimated period benefited. The Company has determined the life for amortizing goodwill based upon several factors, the most significant of which are the relative size, historical financial viability and growth trends of the acquired companies and the relative lengths of time such companies have been in existence.

The Company amortizes goodwill on a straight-line basis over periods of 10 to 25 years based upon the specific acquisition.

     Management periodically reviews the Company's carrying value and recoverability of unamortized goodwill. If the facts and circumstances suggest that goodwill may be impaired, the carrying value of such goodwill will be adjusted which will result in an immediate charge against income during the period of the adjustment and/or the length of the remaining amortization period may be shortened, which will result in an increase in the amount of goodwill amortization during the period of adjustment and each period thereafter until fully amortized. Once adjusted, there can be no assurance that there will not be further adjustments for impairment and recoverability in future periods. Of the various factors considered by management of the Company in determining whether goodwill is impaired, the most significant are (i) losses from operations, (ii) loss of customers, and (iii) industry developments, including the Company's inability to maintain its market share, development of competitive products or services, and imposition of additional regulatory requirements.

Liquidity and Capital Resources

     During 1999, the Company generated $70.9 million of cash flow from operations, an increase of $12.8 million compared to 1998. The reported net loss of $15.0 million for 1999 included significant non-cash elements such as depreciation and amortization charges of $46.8 million and losses from the sale of discontinued operations and investments of $40.3 million. Working capital increases of $7.2 million during the year resulted primarily from overall business growth. Management believes that uncollectable accounts receivable will not have a significant effect on future liquidity. Future continuing operations of the Company will not include the operating results of Prometric, which will reduce the magnitude of the Company's cash flow from operations.

     Cash used in investing activities, excluding securities investment transactions, was $161.0 million in 1999 and $151.6 million in 1998. The 1999 investment activity was primarily for the acquisition of property and equipment ($61.2 million), the acquisition of WSI and Company-owned Sylvan Learning Centers ($49.0 million), the acquisition of UEM ($26.0 million), the payment of contingent consideration for prior period acquisitions ($16.7 million), other investments and the expenditures for deferred contract costs ($20.9 million). These investments were made to commence operations of the International Universities segment, to acquire successful Learning Center and WSI centers and to invest in furniture, computer equipment and software development for the Company's general business expansion. In 1999, the Company sold its investment in JLC Learning Corporation for $15.2 million of cash.

     At December 31, 1999 the Company has accrued obligations payable in cash of $22.5 million related to contingent consideration for the Drake, Schulerhilfe and Canter acquisitions. The amount due will be paid in 2000.

     The Company funded investing activity through funds provided by financing activities as well as operating cash flows. The Company received net proceeds of $110.5 million from borrowings during 1999. Proceeds form these borrowings were applied to repurchase shares of Common Stock ($36.2 million) and fund investment activities during 1999. Borrowings under the revolving credit facility are due December 31, 2003. On March 3, 2000, the Company repaid the entire outstanding balance due on the facility with a portion of the $600 million of net proceeds from the Prometric sale. Additionally, in March 2000, the Company entered into an amendment to the facility reducing the amount available for borrowing to $100 million.

     The Company anticipates that cash flow from operations, available cash and existing credit facilities, will be sufficient to meet its operating requirements, including the expected expansion of its existing business over the near term. The proceeds of $600 million net of tax and transaction costs from the disposal of Prometric are expected to be further applied to International University acquisitions ($100 million), to fund an Internet Educational Services incubator operation ($220 million) and to repurchase outstanding shares of Common Stock. The Company continues to examine opportunities in the educational services industry for potential synergistic acquisitions.

     On February 24, 2000, Management announced a $100 million investment in the Company led by Apollo Management L.P., a private investment firm. Joining Apollo in the investment will be an affiliate of Investor AB, DB (Deutsche Bank) Capital and SKT, LLC. The investment will be in the form of ten-year subordinated debentures. The debentures will have a 5% cash coupon, paid semiannually, and will be convertible into common stock at $15.735 per share. The transaction is expected to close in the first quarter of 2000.

     On March 21, 2000, the Company announced the commencement of a modified "Dutch Auction" tender offer to purchase up to 9.5 million shares, or approximately 19%, of its outstanding Common Stock at a single per-share price within a price range of $15.25 to $17.50 per share. If the tender offer is fully subscribed, the Company will spend between approximately $145 million and $166 million to purchase the tender shares. The Company, intends to finance the repurchase with a portion of the proceeds from the Prometric sale.

Restructuring

     During the fourth quarter of 1999, the Company completed an analysis of its operating structure to improve operating efficiency and to enhance shareholder value. This analysis of the Company's operating structure revealed that the significant growth the Company had achieved had come at a cost of increased business complexity, added costs, slowed decision making, and diffused responsibility and accountability within the Company. As a result of this analysis, management approved a formal restructuring plan, and the Company recorded a restructuring charge to operations of approximately $5.1 million.
The restructuring plan was comprised of employee termination and facility exit costs resulting primarily from the Company's plan to exit certain activities outside the core business of providing educational services. Facility exit costs include approximately $3.5 million of costs to close schools and school-based facilities. $3.0 million of the restructuring costs were paid through December 31, 1999. The Company expects to complete implementation of the plan by the end of the second quarter of fiscal 2000.

     The restructuring plan adopted by management is consistent with the Company's strategy of simplifying the Company by focusing on core educational services businesses and discontinuing involvement in the corporate training and computerized testing businesses. The restructuring will also streamline the Company operations to allow management to focus on core business competencies and expansion into educational opportunities on the Internet. Direct cost savings from the restructuring plan will be primarily in the form of reduced employee expense across all divisions and in general and administrative expenses which will begin in the first quarter of 2000. Other changes in the business model through entrance into Internet educational services opportunities and the dynamics of the education marketplace prevent quantification of the impact of future cost savings, if any, from this restructuring plan.

Discontinued Operations

     On September 30, 1999, the Company adopted a formal plan to dispose of PACE. The sale transaction closed December 31, 1999, whereby the Company contributed PACE in exchange for an equity investment in Frontline Pace, a corporate training enterprise.

     On March 3, 2000, the Company sold its computer based testing segment, Prometric, for approximately $775 million in cash.

     Management's decision to discontinue business in the corporate training and computer based testing segments is consistent with the stated goal of refocusing management's efforts and the Company's resources on the core business of educational services. The proceeds from the disposal of these businesses will also provide the necessary seed capital to develop an Internet incubator for educational service companies that are bringing emerging Internet solutions to the education and instruction marketplace.

Year 2000 Compliance

     The Year 2000 Issue was a result of computer programs written using two digits (rather than four) to define the applicable year. Absent corrective actions, programs with date-sensitive logic could recognize "00" as 1900 rather than 2000. This could have resulted in a system failure or miscalculations causing disruptions of operations, including, production difficulties, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     The Company implemented a corporate wide Year 2000 task force to resolve the potential concerns presented by the Year 2000 issue. The Company successfully completed all Year 2000 readiness preparation prior to December 31, 1999 and no significant complications have been experienced as a result of Year 2000 issues. During the year ended December 31, 1999 the Company incurred $0.6 million in expenses in continuing operations as well as $3.9 million in expenses related to discontinued operations in order to prepare for the Year 2000 issue. All costs were expensed in 1999 and the Company does not foresee incurring any additional costs subsequent to December 31, 1999.

Euro Conversion

     On January 1, 1999, certain countries of the European Union established fixed conversion rates between their existing currencies and one common currency, the Euro. The Euro is now traded on currency exchanges and may be used in business transactions. The Company encountered no problems related to the initial adoption of the Euro in 1999. Beginning in January 2002, new Euro-denominated currencies will be issued and the existing currencies will be withdrawn from circulation. The Company is currently evaluating the systems and business issues raised by the Euro conversion. These issues include the need to adapt computer and other business systems and equipment and the competitive impact of cross-border transparency. At present, Management does not believe the Euro conversion will have a material impact on the Company's financial condition or results of operations.

Contingent Matters

     In connection with the Company's acquisition of Canter and based on Canter's earnings in 1999, additional estimated consideration of $9.0 million is expected to be paid to the seller in cash. As of December 31, 1999, the Company has recorded this additional consideration as a liability and goodwill, which will be amortized over the remaining amortization period of 23 years. Additional variable amounts of contingent consideration are also payable to the seller if specified levels of earnings are achieved in 2000, payable in equal amounts of cash and stock. The Company will record the contingent consideration when and if the contingencies are resolved and the additional consideration is payable.

     In connection with the Company's acquisition of Schulerhilfe, the Company is obligated to pay the sellers an additional estimated $10.4 million of consideration in 2000. The amount is based on the amount of 1999 franchise fees, collected by Schulerhilfe on or before January 31, 2000 and the amount due will be paid in cash. The Company has recorded this additional consideration as a liability and additional goodwill at December 31, 1999 and the goodwill will be amortized over the remaining period of 23 years.

Effects of Inflation

     Inflation has not had a material effect on Sylvan's revenues and income from continuing operations in the past three years. Inflation is not expected to have a material future effect.

All statements contained herein that are not historical facts, including but not limited to, statements regarding the anticipated impact of uncollectible accounts receivable on future liquidity, the Company's contingent payment obligations relating to acquisitions, future capital requirements, potential acquisitions, the failure to remediate or the cost of remediating Year 2000 Issues and the Company's future development plans are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: amount of revenues generated by the Company's tutorial and teacher training operations; the availability of sufficient capital to finance the Company's business plan on terms satisfactory to the Company; general business and economic conditions; and other risk factors described in the Company's reports filed from time to time with the Commission. The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

 Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     Market risk is the risk of loss to future earnings, to fair values or to future cash flows that may result from changes in the price of a financial instruments. The Company is exposed to financial market risks, including changes in foreign currency exchange rates, interest rates and investments in available-for-sale securities. The Company does not utilize derivative financial instruments, but exposure to market risks is managed through its regular operating and financing activities.

Foreign Currency Risk

     The Company derives approximately 42% of its revenues from continuing operations from customers outside of the United States. This business is transacted through a network of international subsidiaries, generally in the local currency that is considered the functional currency of that foreign subsidiary. Expenses are also incurred in foreign currencies to match revenues earned and minimize the Company's exchange rate exposure to operating margins.
A hypothetical weakening of the U.S. dollar relative to all other currencies should not materially adversely affect expected 2000 earnings or cash flows. The Company generally views its investment in the majority of its foreign subsidiaries as long-term. The functional currencies of these foreign subsidiaries are principally denominated in Euro-based currencies. The effects of a change in foreign currency exchange rates on the Company's net investment in foreign subsidiaries are reflected in accumulated other comprehensive income. A 10% depreciation in year-end 1999 functional currencies relative to the U.S. dollar would have resulted in a $9.4 million decrease in consolidated stockholders' equity and comprehensive income.

Interest Rate Risk

     The fair value of the Company's cash and cash equivalents would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due to the short-term nature of the Company's portfolio. The Company's long-term revolving credit facility bears interest at variable rates, and the fair value of this instrument is not significantly affected by changes in market interest rates. At December 31, 1999 debt levels, 100 basis points increase in interest rates would reduce annual pretax income from continuing operations by approximately $1.7 million.

Investment Risk

     The Company's investment portfolio is primarily exposed to risks arising from changes in equity prices. The Company is exposed to equity price risks on equity securities included in its portfolio of investments entered into for the promotion of business and strategic objectives. These investments are generally small capitalization stocks in the Internet segment of the educational services industry. The Company typically does not attempt to reduce or eliminate its market exposure on these securities. A 10% adverse change in equity prices would result in an approximate $1.1 million decrease in the fair value of the Company's available-for-sale securities and comprehensive income.

     The Company's investment portfolio includes a number of holdings in non-publicly traded companies in the educational services industry. The Company values these investments at either cost less impairment (if any) or under the equity method of accounting. Equity method investors are specifically excluded from the scope of this disclosure. Non-public investments where the Company owns less than a 20% stake are subject to fluctuations in market value, but their current illiquidity reduces the exposure to pure market risk.

     All the potential impacts noted above are based on sensitivity analysis performed on the Company's financial position at December 31, 1999. Actual results may differ materially.

Item 8.  Financial Statements

     The financial statements of the Company are included on pages 32 through 64 of the report as indicated on page 31.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There were no changes in accountants, disagreements, or other events requiring reporting under this Item.

                                   PART III.
                                   --------


 Item 10.  Directors and Executive Officers of Sylvan Learning Systems, Inc.

     Information required is set forth under the caption "Election of Directors" in the Proxy Statement relating to the 2000 Annual Meeting of Shareholders, which will be filed on or before April 30, 2000.

     Information required pertaining to compliance with Section 16 (a) of the Securities and Exchange Act of 1934 is set forth under the caption "Election of Directors" in the Proxy Statement relating to the 2000 Annual Meeting of Shareholders, which is incorporated by reference.

 Item 11.  Executive Compensation

     Information required is set forth under the caption "Executive Compensation" in the Proxy Statement relating to the 2000 Annual Meeting of Shareholders, which is incorporated by reference.

 Item 12.  Security Ownership and Certain Beneficial Owners and Management

     Information required is set forth under the caption "Security Ownership" in the Proxy Statement relating to the 2000 Annual Meeting of Shareholders, which is incorporated by reference.

 Item 13.  Certain Relationships and Related Transactions

     Information required is set forth under the caption "Certain Transactions" in the Proxy Statement relating to the 2000 Annual Meeting of Shareholders, which is incorporated by reference.

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

  (b) Reports on Form 8-K:

      Form 8-K dated December 13, 1999.

        Item 5.  Other Events - Shareholder Rights Plan Amendment Notification

        Item 6.  Exhibits

3.   Exhibits

(a)  Exhibits:


Exhibit
Number            Description
------            -----------

    3.01   Articles of Amendment and Restatement of the Charter.(b)
    3.02   Amended and Restated Bylaws dated September 27, 1996.(l)
    3.03   Amendment to By-Laws as of December 13, 1999.(p)
    4.01   Specimen Common Stock Certificate.(b)
    4.02 Form of Warrant to Purchase Common Stock of Sylvan KEE Systems, Inc. dated January 26, 1993.(b)
    4.03 Form of Warrant to Purchase Common Stock of Sylvan KEE Systems, Inc. dated July 14, 1993.(b)
    4.04 Amended and Restated Rights Agreement by and between Sylvan Learning Systems, Inc. and First Union National Bank, Rights Agent, dated as of December 18, 1999.(p)
    5.01   Opinion of Piper & Marbury L.L.P.(a)
   10.01 Lease Agreement between Harbor East Parcel G-Office, LLC and Sylvan Learning Systems, Inc. dated August 24, 1995. (c)
   10.02 Master Agreement Between Educational Testing Service and Sylvan Learning Systems, Inc. for Computer-Based Testing Services at Sylvan Technology Centers dated September 1, 1993. (Portions of this document have been omitted pursuant to a request for confidential treatment.)(b)
   10.03 Term Lease Master Agreement between Sylvan Learning Systems and IBM Credit Corporation dated March 31, 1992.(b)
   10.04   1993 Employee Stock Option Plan.(b)
   10.05   KEE, Incorporated Non-Qualified Stock Option Plan.(b)
   10.06 Sylvan Employee Confidentiality and Non-Disclosure Agreement and Covenant Not to Compete.(b)
   10.07   Form of Franchise Agreement.(b)
   10.08   Form of Technology Center Agreement.(b)
   10.09 Agreement and Plan of Reorganization dated February 17, 1995 by and between Registrant and Remedial Education and Diagnostic Services, Inc. (d)
   10.10 Agreement and Plan of Reorganization dated as of March 1, 1995, by and between Registrant and the PACE Group.(e)
   10.11 Agreement and Plan of Reorganization dated as of July 28, 1995, by and between Registrant and Drake Prometric, L.P.(f)
   10.12 Lease Agreement dated August 24, 1995, First Amendment dated May 13, 1996 and Second Amendment dated November 11, 1996 by and between Registrant and Harbor East, LLC.(k)
   10.13   Senior Management Option Plan dated March 29, 1996.(k)

   10.14 Securities Purchase Agreement by and between Registrant and JLC Holdings, Inc., Software Systems Corporation and JLC Learning Corporation dated November 1, 1996.(g)
   10.15 Agreement and Plan of Reorganization dated January 28, 1997 by and between Registrant and Wall Street Institute.(h)
   10.16 Agreement and Plan of Reorganization dated May 30, 1997 among Registrant and I-R, Inc. and Independent Child Study Teams, Inc.(i)
   10.17   Sylvan Learning Systems, Inc. Employee Stock Purchase Plan.(j)
   10.18   Sylvan Learning Systems, Inc. 1998 Stock Incentive Plan.(l)
   10.19 Asset Purchase Agreement by and among Sylvan Learning Systems, Inc., Block Testing Services L.P. and Block State Testing Services L.P, dated as of December 1, 1997.(m)
   10.20 Agreement and Plan of Reorganization by and among Sylvan Learning Systems, Inc., Block Testing Services L.P., National Assessment Institute, Inc. and NAI Merger Corp, dated as of December 1, 1997.(m)
   10.21 Stock Exchange Agreement dated as of April 7, 1998 between Aspect International Language Schools, B.V., the Stockholders and Sylvan Learning Systems, Inc.(n)
   10.22 Agreement and Plan of Reorganization dated January 28, 1997 by and between Registrant and ZGS Zentrale Gelsenkirchener SCHULERHILFE J. Gratze + M. Mohr GbR mbH and SCHULERHILFE Gesellschaft fur Nachhilfeunterricht mbH.(o)
   10.23 Credit Agreement among Sylvan Learning Systems, Inc., Various Banks, NationsBank, N.A., as Syndication Agent and Bankers Trust Company, as Lead Arranger and Administrative Agent.(o)
   10.24 Third Amendment to Credit Agreement among Sylvan Learning Systems, Inc., Various Banks, NationsBank, N.A. (now known as Bank of America, N.A.), as Syndication Agent, and Bankers Trust Company, as lead Arranger and Administrative Agent (since replaced by Bank of America, N.A., as successor Administrative Agent).
   10.25 Stock Purchase Agreement effective as of January 1, 1998, by and among Sylvan Learning Systems, Inc., a Maryland corporation, Marlene Canter, the sole stockholder of Canter & Associates, Inc. and Canter Educational Productions, Inc.(o)
   10.26 Stock Purchase Agreement dated January 26, 2000, by and among Sylvan Learning Systems, Inc., Prometric Acquisition Corporation and The Thompson Corporation.(q)
   10.27   Acquisition Agreement dated January 26, 2000, by and among Sylvan
             I B.V. and Dodd Street Holding B.V.(q)
   21.00   Subsidiaries of the Registrant.
   23.01   Consent of Ernst & Young LLP.
   23.02   Consent of Deloitte & Touche
   23.03   Consent of Smith, Lange & Phillips L.L.P.
   27.01   Financial Data Schedule for the year ended December 31, 1997.
   27.02   Financial Data Schedule for the year ended December 31, 1998.
   27.03   Financial Data Schedule for the year ended December 31, 1999.
   99.01   Opinion of Deloitte & Touche(o)
   99.02   Opinion of Smith, Lange & Phillips L.L.P.(o)

(a) Incorporated by reference February 26, 1996. from the Exhibits to the Company's Registration Statement on Form S-1 dated February 26, 1996.
(b) Incorporated by reference from the Exhibits to the Company's Registration Statement on Form S-1 (Registration No. 33-69558).
(c) Incorporated by reference from the Exhibits to the Company's Registration Statement on Form S-3 as amended by a Registration Statement on Form S-1 (No. 33-97870).
(d) Incorporated by reference to the Company's Current Report on Form 8-K dated February 27, 1995.
(e) Incorporated by reference to the Company's Current Report on Form 8-K dated May 5, 1995.
(f) Incorporated by reference to the Company's Current Report on Form 8-K dated July 21, 1995.
(g) Incorporated by reference to the Company's Current Report on Form 8-K dated November 1, 1996.
(h) Incorporated by reference to the Company's Current Report on Form 8-K dated January 28, 1997.
(i) Incorporated by reference to the Company's Current Report on Forms 8-K and Form 8-K/A dated April 17, 1997 and May 30, 1997.
(j) Incorporated by reference from the Exhibits to the Company's Registration Statement on Form S-8 dated February 18, 1997.
(k) Incorporated by reference from the Exhibits to the Company's Form 10-K filed March 31, 1997.
(l) Incorporated by reference from the Exhibits to the Company's 1998 Proxy Statement filed April 21, 1998.

(m) Incorporated by reference from the Exhibits to the Company's Registration Statement on Form S-3 dated February 23, 1998.
(n) Incorporated by reference from the Exhibits to the Company's Registration Statement on Form S-3 dated August 10, 1998.
(o) Incorporated by reference from the Exhibits to the Company's Form 10-K filed March 31, 1999.
(p) Incorporated by reference from the Exhibits to the Company's Current Report on Form 8-K dated December 13, 1999.
(q) Incorporated by reference from the Exhibits to the Company's Current Report on Form 8-K dated February 2, 2000.

                                  SIGNATURES
                                  ----------


     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized on March 29, 2000.

                                       SYLVAN LEARNING SYSTEMS, INC.
                                       (Registrant)


                                       By:   /s/R. Christopher Hoehn-Saric
                                            -----------------------------------
                                            R. Christopher Hoehn-Saric
                                            Chairman of the Board


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on March 29, 2000.

Signature                                    Capacity
---------                                    --------
/s/R. Christopher Hoehn-Saric                Director and Chairman of the Board
-------------------------------
R. Christopher Hoehn-Saric


/s/Douglas L. Becker                         Director, Secretary and Chief Executive Officer
-------------------------------
Douglas L. Becker


/s/B. Lee McGee                              Executive Vice President and Chief Financial Officer
----------------
B. Lee McGee


/s/Donald Berlanti                           Director
-------------------------------
Donald Berlanti


/s/J. Phillip Samper                         Director
-------------------------------
J. Phillip Samper


/s/James H. McGuire                          Director
-------------------------------
James H. McGuire


/s/Rick Inatome                              Director
-------------------------------
Rick Inatome


/s/R. William Pollock                        Director
-------------------------------
R. William Pollock

Item 14 (a) (1)

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                           Page
                                                                                                           ----
     The Company:

     Report of Independent Auditors.......................................................................   32
     Consolidated Balance Sheets as of December 31, 1999 and December 31, 1998............................   33
     Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997...........   35
     Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998
       and 1997...........................................................................................   36
     Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997...........   37
     Notes to Consolidated Financial Statements...........................................................   38

                        Report of Independent Auditors



The Board of Directors and Stockholders
Sylvan Learning Systems, Inc.

We have audited the consolidated balance sheets of Sylvan Learning Systems, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the management of Sylvan Learning Systems, Inc. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1997 financial statements of Aspect, Inc. and Anglo World Education Limited and subsidiaries, each wholly-owned subsidiaries. Those statements reflect total revenues of $35,613,484 for the year ended December 31, 1997. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included for these subsidiaries, is based solely on the reports of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sylvan Learning Systems, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for start-up costs in 1999.

                                                           /s/ Ernst & Young LLP

Baltimore, Maryland
March 17, 2000

                SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                 (Amounts in thousands, except per share data)


                                                                December 31,              December 31,
                                                                     1999                      1998
                                                             ------------------        -------------------
                                                                                       (Restated  Note 1)
Assets
Current assets:
  Cash and cash equivalents                                   $          20,410         $          33,170
  Available-for-sale securities                                          10,890                     6,166

  Receivables:
    Accounts receivable                                                  53,118                    39,039
    Costs and estimated earnings in excess of billings
      on uncompleted contracts                                            3,061                     2,310
    Notes receivable from tuition financing                               4,647                     2,977
    Other notes receivable                                               16,783                     7,472
    Other receivables                                                     1,265                     1,346
                                                              -----------------         -----------------
                                                                         78,874                    53,144

    Allowance for doubtful accounts                                      (3,407)                   (2,144)
                                                              -----------------         -----------------
                                                                         75,467                    51,000

  Inventory                                                               6,261                     8,647
  Deferred income taxes                                                   6,963                     1,685
  Prepaid expenses and other current assets                              11,459                     7,892
  Net current assets of discontinued operations                         280,287                     9,779
                                                              -----------------         -----------------
Total current assets                                                    411,737                   118,339

Notes receivable from tuition financing, less current portion             5,330                     3,415
Other notes receivable, less current portion                              1,879                     6,667
Costs and estimated earnings in excess of billings
  on uncompleted contracts, less current portion                            289                       637

Property and equipment:
  Land and buildings                                                     73,167                     9,917
  Furniture, computer equipment and software                             74,774                    50,827
  Leasehold improvements                                                 11,736                     8,465
                                                              -----------------         -----------------
                                                                        159,677                    69,209

  Accumulated depreciation                                              (31,957)                  (22,944)
                                                              -----------------         -----------------
                                                                        127,720                    46,265
 Intangible assets:
  Goodwill                                                              201,716                   117,146
  Other                                                                   2,574                     2,432
                                                              -----------------         -----------------
                                                                        204,290                   119,578

  Accumulated amortization                                              (12,118)                   (5,504)
                                                              -----------------         -----------------
                                                                        192,172                   114,074
Deferred costs, net of accumulated amortization of $984
 and $324 at December 31, 1999 and 1998 respectively                      3,641                     3,815

Investments in and advances to affiliates                                13,317                    16,532
Other investments                                                        25,933                    44,230
Other assets                                                              6,108                     3,793
Net noncurrent assets of discontinued operations                             -                    268,371
                                                              -----------------         -----------------
Total assets                                                  $         788,126         $         626,138
                                                              =================         =================

                SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                 (Amounts in thousands, except per share data)


                                                               December 31,            December 31,
                                                                   1999                   1998
                                                             ----------------       -------------------
                                                                                    (Restated  Note 1)
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable and accrued expenses                      $       51,917         $       31,040
  Income taxes payable                                                9,465                 11,781
  Current portion of long-term debt                                  14,436                    594
  Current portion of due to shareholders of
     acquired companies                                              22,474                 40,719
  Deferred revenue                                                   36,855                 19,104
                                                             --------------         --------------
Total current liabilities                                           135,147                103,238

Long-term debt, less current portion                                151,204                 12,504
Deferred income taxes                                                12,547                  8,303
Due to shareholders of acquired companies,
   less current portion                                                   -                 12,239
Other long-term liabilities                                           3,050                  1,021
                                                             --------------         --------------
Total liabilities                                                   301,948                137,305

Minority interest                                                    12,085                      -

Stockholders' equity:
  Preferred stock, par value $.01 per share-authorized
    10,000 shares, no shares issued and
    outstanding as of December 31, 1999 and 1998                          -                      -
  Common stock, par value $.01 per share-authorized
    90,000 shares, issued and outstanding shares of
    50,904 as of December 31, 1999 and
    50,952 as of December 31, 1998                                      509                    510
  Additional paid-in capital                                        414,567                410,694
  Retained earnings                                                  60,762                 75,852
  Accumulated other comprehensive income (loss)                      (1,745)                 1,777
                                                             --------------         --------------
Total stockholders' equity                                          474,093                488,833
                                                             --------------         --------------

Total liabilities and stockholders' equity                   $      788,126         $      626,138
                                                             ==============         ==============

See accompanying notes to financial statements

                SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                 (Amounts in thousands, except per share data)

                                                                                           Year Ended December 31,
                                                                            -----------------------------------------------------
                                                                              1999                  1998                 1997
                                                                            -----------------------------------------------------
                                                                                                 (Restated-            (Restated-
                                                                                                   Note 1)               Note 1)
Revenues                                                                    $ 338,496             $ 247,374             $ 170,560

Cost and expenses
Direct costs                                                                  285,967               199,939               148,926
General and administrative expense                                             26,855                15,530                19,693
Transaction costs related to pooling-of-interests                                   -                 5,000                     -
Restructuring charges                                                           5,127                 3,730                     -
                                                                            ---------             ---------             ---------
Total expenses                                                                317,949               224,199               168,619
                                                                            ---------             ---------             ---------

Operating income                                                               20,547                23,175                 1,941

Other income (expense)
Investment and other income                                                       308                 4,513                 4,724
Interest expense                                                               (4,865)                 (976)                 (472)
Equity in net loss of affiliates                                               (2,356)               (3,500)               (2,006)
Minority interest in income of consolidated subsidiary                           (319)                    -                     -
Loss on sale of investments                                                   (13,370)                    -                     -
Termination fee, net of direct costs                                                -                     -                28,500
                                                                            ---------             ---------             ---------
Income (loss) from continuing operations before income taxes
   and cumulative effect of change in accounting principle                        (55)               23,212                32,687

Income tax benefit (expense)                                                    1,056                (6,706)              (10,188)
                                                                            ---------             ---------             ---------
Income from continuing operations before cumulative
    effect of change in accounting principle                                    1,001                16,506                22,499

Income from discontinued operations, net of income tax expense
    of $12,352, $14,876, and $6,231, respectively                              12,302                19,203                 5,405
Loss on disposal of discontinued operations, including income tax
     expense of $1,100                                                        (26,968)                    -                     -
                                                                            ---------             ---------             ---------
Income (loss) before cumulative effect of change in
    accounting principle                                                      (13,665)               35,709                27,904

Cumulative effect of change in accounting principle, net of income tax
    expense of $682                                                            (1,323)                    -                     -
                                                                            ---------             ---------             ---------

Net income (loss)                                                           $ (14,988)            $  35,709             $  27,904
                                                                            =========             =========             =========

Earnings (loss) per common share, basic:
    Income from continuing operations before cumulative effect of
      change in accounting principle                                            $0.02             $    0.34             $    0.53
    Earnings (loss) per common share, basic                                    ($0.29)            $    0.73             $    0.66

Earnings (loss) per common share, diluted
    Income from continuing operations before cumulative effect of
      change in accounting principle                                            $0.02             $    0.32             $    0.50
    Earnings (loss) per common share, diluted                                  ($0.28)            $    0.70             $    0.62

See accompanying notes to financial statements.

                SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES
                Consolidated Statements of Stockholders' Equity
                            (Amounts in thousands)

                                                                                                     Accumulated
                                                                            Additional                  Other            Total
                                                                Common        Paid-In     Retained  Comprehensive    Stockholders'
                                                                 Stock        Capital     Earnings      Income          Equity
                                                                ------      ----------    --------  -------------    -------------
Balance at January 1, 1997                                      $  380      $  169,204    $ 13,366  $        (182)   $     182,768
Options and warrants exercised for purchase of 1,706
     shares of common stock, including income tax
     benefit of $8,156                                              17          13,102                                      13,119
Issuance of 536 shares of common stock in connection with
     contingent consideration related to the acquisition
     of Drake                                                        5           8,137                                       8,142
Issuance of 1,072 shares of common stock in connection
     with the acquisition of WSI                                    11          15,309                                      15,320
Issuance of 404 shares of common stock to Sylvan
     Learning Foundation as charitable contribution                  4           6,537                                       6,541
Issuance of 309 shares of common stock to IT Training
     Marketing Company as marketing expense                          3           6,997                                       7,000
Issuance of 265 shares of common stock to SLC National
     Advertising Fund, Inc. as advertising expense                   3           4,997                                       5,000
Issuance of 3,098 shares of common stock for cash-
     net of offering costs of $3,645                                31          73,660                                      73,691
Capital contribution by former shareholders of Educational
     Inroads                                                                     2,811                                       2,811
Issuance of 94 shares of common stock in connection
     with other acquisitions                                         1             718                                         719
Stock options to purchase 317 shares of common stock
     granted to non-employees                                                      550                                         550
Comprehensive income:
     Net income for 1997                                                                    27,904                          27,904
       Foreign currency translation adjustment                                                               (990)            (990)
       Unrealized loss on available-for-sale securities                                                        11               11
     Total comprehensive income                                                                                             26,925
Distributions to former shareholders                                                        (2,126)                         (2,126)
                                                                ------      ----------    --------  -------------    -------------
Balance at December 31, 1997                                       455         302,022      39,144         (1,161)         340,460
Options and warrants exercised for purchase of 654
     shares of common stock, including income tax
     benefit of $5,176                                               7          11,531                                      11,538
Stock options granted to non-employees                                             539                                         539
Issuance of 27 shares of common stock in connection
     with the Employee Stock Purchase Plan                                         527                                         527
Issuance of 2,570 shares of common stock in connection with
     contingent consideration related to the acquisition
     of Drake                                                       26          39,179                                      39,205
Issuance of 964 shares of common stock in connection
     with the acquisition of NAI / Block                            10          24,990                                      25,000
Issuance of 345 shares of common stock in connection with
     contingent consideration related to the acquisition
     of PACE                                                         3          11,305                                      11,308
Issuance of 864 shares of common stock in connection
     with other acquisitions and investments                         9          19,301         999                          20,309
Capital contribution by former shareholders of Aspect                            1,300                                       1,300
Comprehensive income:
     Net income for 1998                                                                    35,709                          35,709
     Foreign currency translation adjustment                                                                2,938            2,938
     Total comprehensive income                                                                                             38,647
                                                                   ------      ----------    --------  ------------- -------------
Balance at December 31, 1998                                       510         410,694      75,852          1,777          488,833
Options and warrants exercised for purchase of 311
     shares of common stock, including income tax
     benefit of $1,456                                               3           4,391                                       4,394
Stock options granted to non-employees                                             348                                         348
Repurchase of 1,730 shares of common stock for payment of
      future contingent consideration resulting from business
      combinations                                                 (17)        (36,195)                                    (36,212)
Issuance of 41 shares of common stock in connection
     with the Employee Stock Purchase Plan                                         961                                         961
Issuance of 510 shares of common stock in connection
     with the contingent consideration related to the
     acquisition of Canter                                           5          11,162                                      11,167
Issuance of 720 shares of common stock in connection with
     contingent consideration related to the acquisition
     of Drake                                                        7          21,343                                      21,350
Issuance of 99 shares of common stock in
     connection with other acquisitions                              1           1,863        (102)                          1,762
Comprehensive income (loss):
     Net loss for 1999                                                                     (14,988)                        (14,988)
     Foreign currency translation adjustments                                                              (6,639)          (6,639)
     Unrealized gains on available-for-sale securities                                                      3,117            3,117
     Total comprehensive loss                                                                                              (18,510)
                                                                ------      ----------    --------  -------------    -------------
Balance at December 31, 1999                                    $  509      $  414,567    $ 60,762  $      (1,745)   $     474,093
                                                                ======      ==========    ========  =============    =============

See accompanying notes to financial statements.

                SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                 (Amounts in thousands, except per share data)

                                                                                   Year Ended December 31,
                                                                    ---------------------------------------------------
                                                                         1999               1998                1997
                                                                    ---------------------------------------------------
Operating activities
Net income (loss)                                                   $    (14,988)        $   35,709         $    27,904
     Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
         Depreciation                                                     25,999             15,599               8,790
         Amortization                                                     20,788             16,724              10,071
         Non-cash loss from discontinued operations                       26,891                  -                   -
         Non-cash loss on investments                                     13,370                  -                   -
         Non-cash marketing and advertising                                    -                  -              11,500
         Other noncash items                                               2,586                672               1,899
         Minority interest in income of consolidated
             subsidiary                                                      319                  -                   -
         Cumulative effect of change in accounting principle               1,323                  -                   -
         Equity in net loss of affiliates                                  2,140              3,504               2,006
         Deferred income taxes                                              (317)             1,265               1,834
         Changes in operating assets and liabilities:
           Receivables                                                   (35,109)           (22,734)            (27,441)
           Inventory, prepaid and other current assets                    (4,018)            (8,653)             (2,290)
           Payables and accrued expenses                                  30,029              8,475               4,831
           Deferred revenue and other current liabilities                  1,907              7,565              20,121
                                                                    ------------         ----------         -----------
Net cash provided by operating activities                                 70,920             58,126              59,225
                                                                    ------------         ----------         -----------
Investing activities
Purchase of available-for-sale securities                                      -             (2,502)            (92,522)
Proceeds from sale of available-for-sale securities                        3,082             79,611              26,045
Investment in and advances to affiliates and
  other investments                                                      (10,510)           (16,618)            (13,789)
Purchase of property and equipment, net                                  (61,211)           (58,294)            (29,048)
Proceeds from sale of investment in JLC Learning Corporation              15,211                  -                   -
Purchase of Universidad Europea de Madrid, including direct costs
  of acquisition, net of cash acquired                                   (26,000)                 -                   -
Payment of contingent consideration for prior period acquisitions        (16,689)           (13,532)                  -
Cash paid for other businesses, net of cash acquired                     (48,989)           (54,512)             (6,522)
Expenditures for deferred contract costs                                 (10,367)            (2,771)             (1,443)
Increase in other assets                                                  (2,439)            (5,895)               (731)
                                                                    ------------         ----------         -----------
Net cash used in investing activities                                   (157,912)           (74,513)           (118,010)
                                                                    ------------         ----------         -----------
Financing activities
Proceeds from exercise of options and warrants                             2,938              6,362               4,964
Repurchases of common stock                                              (36,212)                 -                   -
Proceeds from issuance of common stock                                       961                527              73,691
Proceeds from issuance of long-term debt                                 207,748            136,435              14,027
Payments on long-term debt and capital lease obligations                 (97,295)          (126,092)            (20,250)
Decrease in long-term liabilities                                         (1,268)                 -                   -
Distributions and payments to stockholders of
   acquired companies                                                          -                  -              (1,286)
                                                                    ------------         ----------         -----------
Net cash provided by financing activities                                 76,872             17,232              71,146
                                                                    ------------         ----------         -----------
Effects of exchange rate changes on cash                                  (2,640)             2,507              (1,263)
                                                                    ------------         ----------         -----------
Net increase (decrease) in cash and cash equivalents                     (12,760)             3,352              11,098

Cash and cash equivalents at beginning of year                            33,170             29,818              18,720
                                                                    ------------         ----------         -----------
Cash and cash equivalents at end of year                            $     20,410         $   33,170         $    29,818
                                                                    ============         ==========         ===========

See accompanying notes to financial statements

                Sylvan Learning Systems, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
        (Dollar and share amounts in thousands, except per share data)

Note 1 - Basis of Presentation and Description of Business

Sylvan Learning Systems, Inc. and subsidiaries ("the Company" or "Sylvan") is an international provider of educational services. The Company conducts operations in four separate business segments- Sylvan Learning Centers, Sylvan Contract Educational Services, Sylvan English Language Instruction, and Sylvan International Universities. The Sylvan Learning Centers segment designs and delivers individualized tutorial programs to school age children through franchised and Company-owned Learning Centers. The Sylvan Contract Educational Services segment principally provides educational programs to students of public and non-public school districts through contracts funded by federal Title I and state-based programs, and professional development services to teachers. The Sylvan English Language Instruction segment includes the operations of Wall Street Institute, B.V. ("WSI") a European-based franchiser and operator of learning centers that teach the English language, and Aspect International Language Schools, B.V. ("Aspect"). The Company's newest segment, Sylvan International Universities commenced operation in the second quarter 1999 with the acquisition of a controlling interest in Universidad Europea de Madrid ("UEM"), a private, for-profit university.

The consolidated financial statements include the accounts of Sylvan Learning Systems, Inc. and subsidiaries in which it has a majority voting interest and control. Investments in affiliates where ownership exceeds 20%, but is not in excess of 50%, and corporate joint ventures are reported using the equity method. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles that require the Company's management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates.

The Company's fiscal year ends on December 31. The accounts of its wholly owned subsidiary, Aspect, have been consolidated on the basis of a year ending on September, 30. Such fiscal period corresponds with Aspect's natural business year.

Certain amounts previously reported have been reclassified to conform with the 1999 presentation.

During fiscal year 1999, the Company sold the PACE Group ("PACE") corporate training business. Additionally, the Company sold its computer-based testing division, Sylvan Prometric, in the first quarter 2000. The accompanying consolidated balance sheets, statements of operations and related notes have been restated retroactively to reflect PACE and Sylvan Prometric as discontinued operations for all periods presented.

                Sylvan Learning Systems, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
        (Dollar and share amounts in thousands, except per share data)

Note 2 - Accounting Policies

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

Intangible Assets

Goodwill consists of the cost in excess of fair value of the identifiable net assets of entities acquired in purchase transactions, and is amortized on a straight-line basis, over the estimated future periods to be benefited, which range from 10 to 25 years. At December 31, 1999 and 1998, accumulated amortization of goodwill was $10,646 and $4,268, respectively.

Deferred Costs

Deferred costs include direct-mail advertising costs for university based distance learning masters programs. Under these arrangements, the Company incurs certain direct-mail advertising costs to market its programs in advance of the program start date. These costs are capitalized and amortized over the estimated useful life of the programs, which approximate eighteen months.

                Sylvan Learning Systems, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
        (Dollar and share amounts in thousands, except per share data)

Note 2 - Accounting Policies (continued)

Deferred costs also include the cost of internally developing proprietary products and materials used in the learning centers. These costs are capitalized and amortized over the estimated useful life of the program, which approximates five years.

Impairment of Long-Lived Assets

Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If an impairment indicator is present, the Company evaluates whether impairment exists on the basis of undiscounted expected future cash flows from operations for the remaining amortization period. If impairment exists, the asset is reduced by the estimated shortfall of discounted cash flows.

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

Franchise royalties are reported as revenue as the royalties are earned and become receivable, unless collection is not reasonably assured. Revenues from educational services are recognized in the period the services are provided. Revenue from the sale of educational products is generally recognized when shipped.

                Sylvan Learning Systems, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
        (Dollar and share amounts in thousands, except per share data)

Note 2 - Accounting Policies (continued)

Tuition and dormitory revenues are recognized over the term that the services are provided.

Advertising

The Company expenses advertising costs as incurred, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefit. Advertising expense for the years ended December 31, 1999, 1998 and 1997 was $25,946, $12,043, and, $7,671 respectively.

Capitalized direct-response advertising consists primarily of the costs to produce direct-mail order catalogues and brochures that are used to solicit students of educational programs who have responded directly to the advertising. The capitalized production costs are amortized over the period of the respective programs, ranging from one to three years. At December 31, 1999 and 1998, advertising costs totaling approximately $4,296 and $5,000, respectively, were reported as assets.

Stock Options Granted to Employees and Non-Employees

The Company records compensation expense for all stock-based compensation plans using the intrinsic-value-based method and provides pro forma disclosures of net income (loss) and net earnings (loss) per common share as if the fair value method had been applied in measuring compensation expense. The Company records compensation expense for all stock options granted to non-employees in an amount equal to the estimated fair value at the date of grant, determined using the Black-Scholes option valuation model. The compensation expense is recognized ratably over the vesting period.

Foreign Currency Translation

The financial statements of foreign subsidiaries with a functional currency other than the U.S. dollar have been translated into U.S. dollars using the current rate method. Assets and liabilities have been translated using the exchange rates at year-end. Income and expense amounts have been translated using the average exchange rates for the year. Translation gains or losses resulting from the changes in exchange rates have been reported as a component of accumulated other comprehensive income included in stockholder's equity, net of tax.

Minority Interest

In conjunction with acquiring a 54% majority interest in UEM, the ownership interest not acquired by the Company became minority interest ownership. Minority interest in the accompanying consolidated financial statements relates to such ownership. Operating results including the related taxes are allocated to the minority owners through the minority interest in income of the consolidated subsidiary.

                Sylvan Learning Systems, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
        (Dollar and share amounts in thousands, except per share data)

Note 2 - Accounting Policies (continued)

Comprehensive Income

The Company displays the accumulated balance of other comprehensive income or loss, including unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, in accumulated other comprehensive income in the statement of stockholders' equity.

Income Taxes

The Company accounts for income taxes using the liability method. Under the liability method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities (i.e. temporary differences) and are measured at prevailing enacted tax rates that will be in effect when these differences have been settled or realized.

Accounting Change

On January 1, 1999, the Company adopted the provisions of AICPA Statement of Position No. 98-5, Reporting the Costs of Start-up Activities ("SOP 98-5"), which requires start-up costs capitalized prior to January 1, 1999 to be written-off and any future start-up costs to be expensed as incurred. The Company previously capitalized pre-contract costs directly associated with specific anticipated contracts as well as development costs for new educational programs that were estimated to be recoverable. The cumulative effect of adopting SOP 98-5 in 1999 decreased net income for the year ended December 31, 1999 by $1,323 (net of $682 in income taxes). The amount of the cumulative effect related to the discontinued operations was $567 (net of $291 in income taxes).

Impact of Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, the FASB delayed the effective date of Statement No. 133 by one year. Statement No. 133 provides standards on accounting and disclosure for derivative instruments, and requires that all derivatives be measured at fair value and reported as either assets or liabilities in the Company's consolidated balance sheet. The Company will be required to adopt the provisions of Statement No. 133 no later than the beginning of fiscal year 2001. The Company has not completed its evaluation to determine the impact of Statement No. 133 on its consolidated financial position or results or operations.

                Sylvan Learning Systems, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
        (Dollar and share amounts in thousands, except per share data)

Note 3 - Discontinued Operations

The PACE Group

On September 30, 1999, the Company adopted a formal plan to dispose of PACE.
The sale transaction closed on December 31, 1999, and the Company received 10 shares of series C preferred stock and 2,503 shares of common stock of Frontline Group, Inc., a private investment holding company. The Company's investment in the stock was recorded at its estimated fair value at December 31, 1999 of $7,000, based on an independent appraisal, and a resulting loss on disposition was recorded of approximately $27,000, including income tax expense of approximately $1,100.

Sylvan Prometric

On March 3, 2000, the Company sold its computer-based testing division, Sylvan Prometric ("Prometric") for approximately $775,000 in cash. The gain on the disposition to be recognized in fiscal year 2000 is estimated to be approximately $320,000 net of income taxes of $143,000. The final gain from sale after the analysis is complete is not expected to vary significantly. The Company has estimated the domestic and foreign income taxes resulting from the sale based on the expected allocation of proceeds to subsidiaries that are a party to the transaction and the tax laws of the jurisdictions in which these subsidiaries operate.

Summarized operating information of the Company's discontinued operations are as follows for the years ended December 31,:

                                       1999         1998         1997
                                     --------     --------     --------
Revenues                             $232,431     $192,959     $130,451
                                     --------     --------     --------
Income before income taxes             24,472       34,079       11,636
Income tax expense                     12,170       14,876        6,231
                                     --------     --------     --------
Net income                           $ 12,302     $ 19,203     $  5,405
                                     ========     ========     ========

Included in income from discontinued operations for the years ended December 31, 1999, 1998 and 1997 is an allocation of corporate interest expense of $2,159, $201, and $246, respectively, based upon a percentage of the net equity investment in discontinued operations to the net equity of the Company including the discontinued operations.

The accompanying consolidated balance sheets have been restated to reflect the net assets of PACE and Sylvan Prometric as net assets of discontinued operations. Net long-lived assets of Prometric as of December 31, 1999 have been included in the net current asset amount because the sale transaction closed March 3, 2000. The net assets of discontinued operations include the following for Prometric as of December 31, 1999 and for PACE and Prometric as of December 31, 1998:

                Sylvan Learning Systems, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
        (Dollar and share amounts in thousands, except per share data)

Note 3 - Discontinued Operations (continued)

                                                         1999           1998
                                                       --------      ---------
Accounts and notes receivable, net                     $ 50,598       $ 38,336
Accounts payable and accrued expenses                   (41,332)       (26,137)
Other, net                                                1,621         (2,420)
Net long-lived assets                                   269,400              -
                                                       --------       --------
Net current assets of discontinued operations          $280,287       $  9,779
                                                       ========       ========

Goodwill                                                      -       $169,381
Property and equipment, net                                   -         51,616
Investments in affiliates and other investments               -         33,575
Other, net                                                    -         13,799
                                                       --------       --------
Net non-current assets of discontinued operations             -       $268,371
                                                       ========       ========

The Company entered into a management services agreement with the purchasers of PACE and Prometric whereby the Company will provide systems and personnel for administrative, accounting and financial functions. The service period of the PACE agreement will not exceed eighteen months for which the Company will receive a monthly fee of $14. The Prometric agreement extends at least through June 1, 2000. After that date, the agreement is cancelable at anytime with sixty days notice. The Company will receive a monthly fee of approximately $250 for these services. Additionally, the Company has entered into sublease agreements with the purchaser of Prometric for leased space at three locations, approximating 70,000 square feet, for an annual fee of $2,750, adjusted annually for increases in gross operating rent and related expenses. The subleases extend from March 3, 2000 through December 2007.

The accompanying consolidated statements of operations have been restated retroactive to January 1, 1997 to reflect the results of operations for these entities as discontinued operations.

Note 4 - Acquisitions

Universidad Europea de Madrid

Effective April 1, 1999 the Company acquired a 54% controlling interest in UEM, a private, for-profit university. The purchase price, including acquisition costs, was approximately $26,000 in cash, net of cash received. The transaction was accounted for using the purchase method of accounting and goodwill of $10,445 was recorded and is being amortized over a period of 25 years. The results of operations of UEM are included in the accompanying 1999 consolidated statement of operations from April 1, 1999 through December 31, 1999. In conjunction with acquiring the majority interest in UEM, the ownership interest not acquired by the Company became minority interest ownership.

                Sylvan Learning Systems, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
        (Dollar and share amounts in thousands, except per share data)

Note 4 - Acquisitions (continued)

Canter & Associates, Inc. and Canter Educational Productions, Inc.

Effective January 1, 1998, the Company acquired all of the outstanding stock of Canter & Associates, Inc. and Canter Educational Productions, Inc. (collectively, "Canter"), commonly controlled companies engaged in the business of providing materials and training programs for educators, for an initial purchase price of $25,000 in cash. The acquisition was accounted for using the purchase method of accounting and goodwill of $24,559 was recorded and is being amortized over a period of 25 years. The results of operations of Canter for the periods subsequent to acquisition are included in the accompanying consolidated statements of operations.

In connection with the Company's acquisition of Canter and based on Canter's earnings in 1998, additional consideration of $26,674 was paid to the seller in cash of $15,507, with the remainder paid in shares of restricted common stock valued at $11,167. As of December 31, 1998, the Company had recorded additional goodwill from the estimated contingent consideration of $28,558. Goodwill was reduced by $1,884 in 1999 as a result of the final settlement of the 1998 contingent consideration. Additionally, estimated consideration based on Canter's 1999 earnings has been recorded as a liability and additional goodwill of $9,000 at December 31, 1999. This amount is expected to be paid in 2000 and is being amortized over the remaining amortization period.

Additional variable amounts of contingent consideration are also payable to the seller if specified levels of earnings are achieved in 2000. The Company will record the contingent consideration when the contingencies are resolved and the additional consideration is payable.

Schulerhilfe

Effective October 28, 1998, the Company acquired two entities in Germany operating as Schulerhilfe for an initial purchase price of $16,554 in cash and 124 shares of restricted common stock valued at $2,528. The acquisition was accounted for using the purchase method of accounting and goodwill of $19,749 was recorded and is being amortized over a period of 25 years. The results of operations of Schulerhilfe subsequent to acquisition are included in the accompanying consolidated statements of operations.

In connection with the Company's acquisition of Schulerhilfe, and based on the amount of 1999 franchise fees collected, additional consideration is payable to the seller in cash. As of December 31, 1999, the Company has recorded an estimate of this consideration as a liability and additional goodwill of $10,424, which will be amortized over the remaining amortization period of 24 years.

                Sylvan Learning Systems, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
        (Dollar and share amounts in thousands, except per share data)

Note 4 - Acquisitions (continued)

Wall Street Institute Franchises

During 1999, the Company acquired 23 WSI franchise businesses for a combined cash purchase price of approximately $47,200 and the assumption of approximately $8,500 of net current liabilities. The acquisitions were accounted for using the purchase method of accounting, and goodwill of $55,700 was recorded and is being amortized over 25 years. The acquisitions would not have materially changed reported 1999, 1998 and 1997 results had they occurred on January 1, 1997.

Pro Forma Results of Operations

The following combined unaudited pro forma results of operations of the Company give effect to the UEM, Canter and Schulerhilfe acquisitions as though they had occurred on January 1, 1998 for the years ended December 31:

                                                            1999        1998
                                                          --------    --------
Revenues                                                  $354,786    $309,189
Income from continuing operations before cumulative
  effect of change in accounting principle                   2,544      20,069
Net income (loss)                                          (13,445)     39,272
Earnings (loss) per common share, diluted:
  Continuing operations before cumulative effect of
     change in accounting principle                       $   0.05    $   0.39
  Net income (loss)                                       $  (0.25)   $   0.77

Aspect

On May 6, 1998, the Company acquired all of the outstanding common stock of Aspect in exchange for 2,004 shares of Sylvan common stock. The acquisition was accounted for as a pooling-of-interests, and accordingly, the Company's consolidated financial statements for all periods presented include the results of operations, financial position and cash flows of Aspect.

Note 5 - Available-For-Sale Securities

The following is a summary of available-for-sale securities at December 31:

                                                1999         1998
                                              --------     --------
Equity securities                              $ 8,281      $     -
Cash reserve fund                                2,609        3,366
Municipal bonds                                      -        2,800
                                               -------      -------
                                               $10,890      $ 6,166
                                               =======      =======

                Sylvan Learning Systems, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
        (Dollar and share amounts in thousands, except per share data)

Note 5 - Available-For-Sale Securities (continued)

At December 31, 1999, equity securities represent common stock investments in public companies with a cost of $5,164 and a fair value, based on quoted market prices, of $8,281. The adjustment to unrealized holding gains of $3,117 net of tax is a component of accumulated other comprehensive income (loss), included in stockholders equity. The cost of the Company's other investments approximates fair value. The investments are classified as current as the Company views its available-for-sale securities as available for use in its current operations.

Note 6 - Investments

Investments in Affiliates

At December 31, 1999 and 1998, the Company's investments in and advances to affiliates consists primarily of its 10% voting interest in Caliber Learning Network, Inc. ("Caliber"), including related loans. Caliber is a publicly-traded company formed for the purpose of providing adults throughout the United States with university-quality continuing education using multimedia technology.

The Company's investment in and advances to Caliber consisted of the following at December 31:

                                            1999            1998
                                           -------         -------
Invested capital                           $17,348         $14,300
Amounts due from management fee                167             517
                                           -------         -------
                                            17,515          14,817
Allocable share of losses from inception    (6,740)         (4,403)
                                           -------         -------
                                           $10,775         $10,414
                                           =======         =======

Summarized financial data of Caliber is as follows:

                                                  December 31,
                                           ------------------------
Balance Sheet data:                         1999             1998
                                           -------         --------
Current assets                             $31,765          $37,381
Non-current assets                          21,519           24,778
Current liabilities                         12,570            9,910
Non-current liabilities                     10,250           14,635
Redeemable preferred stock                  15,153                -

                                                 Year ended December 31,
                                           -------------------------------
Statement of operations data:                1999        1998       1997
                                           --------    --------   --------
Gross revenues                             $ 26,033    $ 15,415   $  1,199
Net operating loss                          (22,150)    (28,999)   (13,716)
Net loss                                    (22,242)    (28,825)   (13,571)

                Sylvan Learning Systems, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
        (Dollar and share amounts in thousands, except per share data)

Note 6 - Investments (continued)

From its inception in 1996 through December 31, 1997, Caliber relied almost entirely on the Company's resources, systems and personnel for administrative, management, accounting and financial functions. In consideration for these services, the Company charged Caliber a management fee of $2,880, which was paid in May 1998 upon the consummation of Caliber's initial public offering.
Although Caliber has developed its own infrastructure, the Company continues to provide to Caliber certain accounting and administrative services. Caliber paid an annual management fee of $2,000 in 1999 and 1998 for these services.

Investments in and advances to affiliates includes other investments totaling $2,542 and $6,118 at December 31, 1999 and 1998, respectively. The Company's allocable share of losses related to these investments for the years ended December 31, 1999 and 1998 was $(19) and $(602), respectively. In the fourth quarter of 1999, the Company determined that one of these investments was impaired, and recorded a loss of approximately $1,600.

Other Investments

Other investments consist of non-marketable investments in common and preferred stocks of private companies in which the Company does not exercise significant influence. These investments are carried at cost unless a decline in estimated fair value is determined to be permanent. Other investments consisted of the following at December 31:

                                                1999              1998
                                               -------           -------
     JLC Learning Corporation                  $     -           $25,700
     Chauncey Group International, Ltd.          8,000             8,000
     Frontline Group, Inc.                       7,000                 -
     Other                                      10,933            10,530
                                               -------           -------
                                               $25,933           $44,230
                                               =======           =======

JLC Learning Corporation ("JLC") is a company that develops educational software products. On July 14, 1999, JLC redeemed the Company's investment for $15,200 in cash and a four-year purchase credit for JLC products of approximately $11,700. In the fourth quarter 1999, the Company determined that the remaining amount of the purchase credit would not be realized as a result of the inability to use the credit to purchase products consistent with its customers' needs. The Company wrote-off the remaining product credit and the 1999 operating results include an aggregate loss of $11,400 related to the sale of the JLC investment.

                Sylvan Learning Systems, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
        (Dollar and share amounts in thousands, except per share data)

Note 7 - Long-Term Debt

Long-term debt consists of the following at December 31:

                                                                 1999      1998
                                                               --------  -------
Long-term revolving credit facility with banks                 $122,991  $ 8,000
Mortgages and notes payable bearing interest at rates ranging
   from 4.25% to 6.00%                                            5,479    5,098
Mortgages, notes payable, and lines of credit related to UEM     37,170        -
                                                               --------  -------
                                                                165,640   13,098
Less: current portion of long-term debt                          14,436      594
                                                               --------  -------
Total Long-term debt                                           $151,204  $12,504
                                                               ========  =======

At December 31, 1999, the Company had a revolving credit facility (the "Facility") with a group of five banks, which allowed the Company to borrow up to an aggregate of $150,000 at variable rates. Outstanding borrowings under the Facility are unconditionally guaranteed by a pledge of the capital stock of the Company's subsidiaries, and are due on December 23, 2003. As of December 31, 1999, $122,991 of borrowings is outstanding under the Facility at variable rates ranging from 7.06% to 8.50%. Debt covenants of the Facility require the Company to maintain certain debt-to-earnings and interest coverage ratios. Other provisions require maintenance of minimum net worth levels and restrict advances, investments, loans, capital expenditures and dividends.

On March 3, 2000, the Company repaid the entire outstanding balance due on the Facility with a portion of the proceeds from the sale of Prometric. Additionally, effective March 2000, the Company entered into an amendment to the Facility agreement reducing the aggregate amount available to $100,000.

The outstanding borrowings acquired as part of the UEM acquisition are secured by the underlying property and fixed assets of the university. These borrowings bear interest at a blended variable rate of approximately 4.75% as of December 31, 1999.

Aggregate maturities of Company borrowings excluding the amount outstanding on the Facility repaid in March 2000, are as follows: 2000 - $14,436; 2001 - $5,774; 2002 - $5,478; 2003 - $5,706; 2004 - $5,153 and thereafter $6,102.

                Sylvan Learning Systems, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
        (Dollar and share amounts in thousands, except per share data)

Note 8 - Due to Shareholders of Acquired Companies

Due to shareholders of acquired companies consists of the following at December 31:

                                                                      1999         1998
                                                                    --------     --------
Amounts payable to former shareholders of Schulerhilfe in cash       $10,424     $      -
Amounts payable to former shareholders of Canter in cash               9,000       16,319
Amounts payable to former shareholders of Canter in 535
   shares of common stock                                                  -       12,239
Amounts payable to former shareholders of Prometric in cash            3,050        3,050
Amounts payable to former shareholders of Prometric in
   720 shares of  common stock                                             -       21,350
                                                                    --------     --------
                                                                      22,474       52,958
Less:  current portion                                               (22,474)     (40,719)
                                                                    --------     --------
                                                                     $     -     $ 12,239
                                                                    ========     ========

Note 9 - Leases

The Company conducts most of its operations from leased facilities. These facilities include the Company's corporate headquarters and other office locations, warehouse space, and Company-owned learning centers. The terms of substantially all of these leases are five years or less, with the exception of the Company's corporate headquarters, which has a lease term ending in 2007, and generally contain renewal options. The Company also leases certain equipment under operating leases of 36 months or less. Future minimum lease payments related to continuing operations at December 31, 1999, by year and in the aggregate, under all non-cancelable operating leases are as follows:

    Years ending December 31:
           2000                          $ 18,194
           2001                            16,916
           2002                            16,417
           2003                            15,100
           2004                            13,531
           Thereafter                      27,579
                                         --------
                                         $107,737
                                         ========

Rent expense included in income from continuing operations under all cancelable and non-cancelable leases was approximately $15,193, $9,312 and $3,949 for the years ended December 31, 1999, 1998 and 1997, respectively.

                Sylvan Learning Systems, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
        (Dollar and share amounts in thousands, except per share data)

Note 10 - Contingencies

Loss Contingencies

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

On November 18, 1998, James Jinsoo and Christine Choi filed suit against the Company seeking damages and recission under the Development Agreement they had entered into for Korea in 1995 and which had been terminated by the Company due to their default under the Development Agreement. The dispute will be decided by arbitration pursuant to the terms of the Agreement. The Company believes the grounds of the lawsuit are without merit and intends to defend the lawsuit vigorously. Management is unable to predict the ultimate outcome of the lawsuit, but believes that the ultimate resolution of the matter will not have a material effect on consolidated financial position.

The Company is subject to other legal actions arising in the ordinary course of its business. In management's opinion, the Company has adequate legal defenses and/or insurance coverage with respect to the eventuality of such actions and does not believe any settlement would materially affect the Company's financial position.

Contingent Payments and Business Combinations

During 1999, the Company issued 510 shares of restricted common stock as partial payment of contingent consideration due related to the Company's acquisition of Canter. The shares are restricted through December 31, 2001. At December 31, 2001, the Company is obligated to issue additional shares of common stock if the market value of the restricted common stock on that date is less than three-quarters of the market value at the date of issuance ($21.885 per share).

In the normal course of business the Company is party to option agreements with franchisees that allow, under specified circumstances, the repurchase of operating franchises at predetermined multiples of operating results. These options may be at the Company's or the franchisee's discretion based upon the individual agreement and specific operating criteria. None of these option agreements would be individually material and operating results of the Company would not be materially impacted for the current period if the options were exercised.

                Sylvan Learning Systems, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
        (Dollar and share amounts in thousands, except per share data)

Note 11 - Fair Value of Financial Instruments

The fair value of the Company's financial instruments, which consist primarily of cash and cash equivalents, accounts and notes receivable, available-for-sale investments, accounts payable, due to shareholders of acquired companies (cash portion), and short and long-term debt, approximate their carrying amounts reported in the consolidated balance sheets.

It is not practical to estimate the fair value of the Company's other investments because of the lack of quoted market prices of the underlying equity securities and the inability to determine fair value without incurring excessive costs. Management does not believe that the value of these investments has been permanently impaired.

Note 12 - Employee Benefit Plans

Stock Options Plans

The Board of Directors may grant options under five stock option plans to selected employees, officers and directors of the Company to purchase shares of the Company's common stock at a price not less than the fair market value of the stock at the date of the grant. The 1998 Stock Incentive Plan ("1998 Plan") is the only plan with significant stock option awards available for grant. The 1998 Plan allows for the grant of up to 3,750 shares of common stock in the form of incentive and non-qualified stock options, stock appreciation rights, stock awards, phantom stock awards, convertible securities and performance awards that expire six or ten years after the date of grant. Options outstanding under all five of the Company's stock option plans have been granted at prices which are equal to or exceed the market value of the stock on the date of grant and vest ratably over periods not exceeding six years.

As a result of the sale of Prometric, special vesting provisions were granted to Prometric employees who have been granted stock options. Each employee's non-vested stock options were forfeited, except that portion of non-vested stock options scheduled to vest at the next vesting dates. The options scheduled to vest at the next vesting date were accelerated to become vested on February 29, 2000. The forfeited shares related to the special vesting provisions totaled
844. The Prometric employees will have until March 3, 2002 to exercise outstanding options.

                Sylvan Learning Systems, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
        (Dollar and share amounts in thousands, except per share data)

Note 12 - Employee Benefit Plans (continued)

The following table summarizes the stock option activity of the Company for the years ended December 31:

                                                          1999                         1998                         1997
                                               -----------------------------------------------------------------------------------
                                                                Weighted                     Weighted                     Weighted
                                                                Average                      Average                      Average
                                                                Exercise                     Exercise                     Exercise
                                                 Options         Price         Options        Price         Options        Price
                                               -----------------------------------------------------------------------------------
Outstanding at beginning of
   year                                             9,067         $18.24         6,935         $13.74         6,921         $ 8.71
Granted                                             1,737          17.07         2,989          26.77         1,714          23.73
Exercised                                            (243)          9.93          (659)          9.92        (1,621)          2.92
Forfeited                                            (181)         24.62          (198)         17.03           (79)         11.83
                                               -----------------------------------------------------------------------------------
Outstanding at end of year                         10,380          18.13         9,067         $18.24         6,935         $13.74
                                               ===================================================================================

Exercisable at end of year                          4,402         $14.17         3,584         $10.80         2,691         $ 8.51
                                               ===================================================================================

The following table summarizes information about stock options outstanding at December 31, 1999:

                                                 Options Outstanding                                   Options Exercisable
                          -----------------------------------------------------------------------------------------------------
                                                                         Weighted Average
           Range of Exercise     Number of        Weighted Average           Remaining          Number of      Weighted Average
                 Prices           Shares          Exercise Prices        Contractual Life         Shares        Exercise Prices
-------------------------------------------------------------------------------------------------------------------------------
             $ 3.48 - $6.08         1,145                $ 4.56               1.0 years             1,116           $ 4.52
             $ 6.78 - $13.11        1,970                 11.49               6.9 years               646             9.22
             $13.55 - $19.77        2,798                 15.11               4.7 years             1,614            15.06
             $21.50 - $31.25        4,467                 26.42               7.2 years             1,026            26.40

Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation ("Statement No. 123"), defines a fair-value-based method of accounting for an employee stock option. However, it allows an entity to continue to measure compensation cost for those instruments using the intrinsic-value-based method of accounting prescribed by APB Opinion No. 25. As permitted by Statement No. 123, the Company elected to retain the intrinsic-value-based method of accounting for stock options. Statement No. 123 requires certain additional disclosures about stock-based compensation arrangements regardless of the method used to account for them. In accordance with Statement No. 123, the Black-Scholes option-pricing model is one technique allowed to determine the fair value of the options. However, the derived fair value estimates cannot be substantiated by comparison to independent markets.

For the years ended December 31, 1999, 1998 and 1997, pro forma net income and earnings per share information required by Statement No. 123 has been determined as if the Company had accounted for its stock options using the fair value method. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average

                Sylvan Learning Systems, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
        (Dollar and share amounts in thousands, except per share data)

Note 12 - Employee Benefit Plans (continued)

assumptions for 1999, 1998 and 1997: risk-free interest rate of 5.5%, 6% and 6% respectively, dividend yield of 0%, volatility factors of the expected market price of the Company's common stock of .443, .360 and .280, respectively, and an expected life of granted options from four to six years depending upon the vesting period.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options. The weighted average estimated fair values of stock options granted during fiscal years 1999, 1998, and 1997 were $7.37, $11.26, and $7.15 respectively.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information for the years ended December 31 is as follows:

                                                                      1999               1998              1997
                                                                   ---------         ----------       ----------
Pro forma income (loss) from continuing operations before
 cumulative effect of change in accounting principle                $ (3,162)           $ 7,206          $19,899
Pro forma net income (loss)                                         $(21,234)           $25,446          $24,477

Pro forma earnings (loss) per share, basic:
 Income (loss) from continuing operations before
  cumulative effect of change in accounting principle               $  (0.06)           $  0.15          $  0.47
 Net income (loss)                                                  $  (0.41)           $  0.52          $  0.58

Pro forma earnings (loss) per share, diluted:
 Income (loss) from continuing operations before
   cumulative effect of change in accounting principle              $  (0.06)           $  0.14          $  0.45
 Net income (loss)                                                  $  (0.41)           $  0.50          $  0.55

Defined Contribution Retirement Plan

The Company sponsors a defined contribution retirement plan under section 401(k) of the Internal Revenue Code. The provisions of this plan allow for voluntary employee contributions up to 15% of their salary, subject to certain annual limitations. The Company may at its discretion make matching contributions, which are allocated to eligible participants. All employees are eligible after meeting certain service requirements. The Company made discretionary contributions to this plan of $461, $315 and $248 during the years ended December 31, 1999, 1998, and 1997, respectively.

                Sylvan Learning Systems, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
        (Dollar and share amounts in thousands, except per share data)

Note 12 - Employee Benefit Plans (continued)

Employee Stock Purchase Plan

During 1998, the Company adopted an employee stock purchase plan that allows eligible employees to purchase shares of common stock at a 15% discount to the lower of the fair market value on the first day or the last day of the annual offering period. Employees may authorize the Company to withhold up to 10% of their compensation during any offering period, subject to certain limitations. During fiscal 1999 and 1998, shares totaling 41 and 27 were issued under the plan at an average price of $23.23 and $19.74, respectively.

Shares Reserved for Future Issuance

The Company as of December 31, 1999 has reserved 1,432 shares of common stock for future issuance upon the exercise of all outstanding stock options.

Note 13 - Termination Fee

In March 1997, the Company and NEC executed a definitive agreement pursuant to which the Company was to acquire NEC. In May 1997, NEC accepted the offer of Harcourt General, Inc. to acquire all of the stock of NEC, which resulted in the termination of NEC's agreement with the Company and NEC's payment to the Company of the $30,000 termination fee required by that agreement. The Company also incurred $1,500 of expenses in connection with the NEC transaction, and reported the net termination fee of $28,500 in 1997.

Note 14 - Contributions

During 1997, the Company made certain cash expenditures and common stock contributions resulting in an aggregate expense to the Company of approximately $11,500. The $11,500, recorded as operating expenses, was attributable to contributions of (i) common stock valued at $5,000 to SLC National Advertising Fund, Inc., a nonprofit corporation whose sole purpose is to develop and fund advertising programs for the Sylvan Learning Centers and (ii) common stock valued at $6,500 to Sylvan Learning Foundation, a nonprofit foundation formed to promote various educational pursuits.

                Sylvan Learning Systems, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
        (Dollar and share amounts in thousands, except per share data)

Note 15 - Income Taxes

Significant components of the provision for income taxes on earnings from continuing operations for the years ended December 31 are as follows:

                                       1999       1998       1997
                                     -------     ------    -------
  Current:
     Federal                         $   (79)    $1,010    $ 3,062
     Foreign                           2,301      1,005        359
     State                            (1,777)       874      1,015
                                     -------     ------    -------
  Total current                          445      2,889      4,436
  Deferred:
     Federal                          (2,154)     1,174      5,329
     Foreign                             177      1,972       (819)
     State                               476        671      1,242
                                     -------     ------    -------
  Total deferred                      (1,501)     3,817      5,752
                                     -------     ------    -------
  Total provision (benefit)          $(1,056)    $6,706    $10,188
                                     =======     ======    =======

For the years ended December 31, 1999, 1998 and 1997, foreign income from continuing operations before income taxes was $7,534, $11,477 and $10,158, respectively.

Significant components of the Company's deferred tax assets and liabilities arising from continuing operations as of December 31 are as follows:

                                                       1999        1998
                                                     -------     -------
  Deferred tax assets:
     Deferred revenue                                $ 1,655     $ 1,003
     Allowance for doubtful accounts                     401         568
     Advertising costs                                    86       1,945
     Equity share of losses of affiliates              4,377       2,115
     Non deductible reserves                           2,223         (21)
     Charitable contribution carryforward                672       1,535
     Capital loss carry forward                        3,475           -
     Other                                               880         800
                                                     -------     -------
  Total deferred tax assets                          $13,769     $ 7,945
                                                     =======     =======
  Deferred tax liabilities:
     Property and equipment                          $ 4,776     $   848
     Deferred income                                  11,713      11,670
     Unbilled receivables                              1,377       1,136
     Amortization of intangible assets                   773          48
     Other                                               714         720
                                                     -------     -------
  Total deferred tax liabilities                      19,353      14,422
                                                     -------     -------
  Net deferred tax liabilities                       $(5,584)    $(6,477)
                                                     =======     =======

                Sylvan Learning Systems, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
        (Dollar and share amounts in thousands, except per share data)

Note 15 - Income Taxes (continued)

At December 31, 1999, undistributed earnings of non-U.S. subsidiaries totaled $26,600. Deferred tax liabilities have not been recognized for these undistributed earnings because it is management's intention to reinvest such undistributed earnings outside of the U.S. If all undistributed earnings were remitted to the U.S., the amount of incremental U.S. federal and foreign income taxes, net of foreign tax credits, would be approximately $6,500.

The reconciliation of the reported income tax expense to the amount that would result by applying the U.S. federal statutory tax rates (35% in 1999, 35% in 1998, and 34% in 1997) to income from continuing operations before income taxes and cumulative effect of change in accounting principle for the years ended December 31 is as follows:

                                                             1999       1998       1997
                                                           -------    -------    -------
  Tax expense at U.S. statutory rate                       $   (19)   $ 8,124    $11,114
  Permanent differences                                        927       (480)     1,644
  State income tax expense, net of federal tax effect       (1,215)       764        978
  Tax effect of foreign income taxed at lower rate            (336)    (1,746)    (3,989)
  Utilized tax credits                                        (433)         -          -
  Other                                                         20         44        441
                                                           -------    -------    -------
                                                           $(1,056)   $ 6,706    $10,188
                                                           =======    =======    =======

Note 16 - Earnings Per Share

The following table summarizes the computations of basic and diluted earnings per share for the years ended December 31:

                                                                        1999            1998            1997
                                                                    ------------    ------------    ------------
 Numerators used in basic and diluted earnings per common share:
     Income from continuing operations before cumulative effect
       of change in accounting principle                                $  1,001         $16,506         $22,499
     Income from discontinued operations, net of tax                      12,302          19,203           5,405
     Loss from disposal of discontinued operations, net of tax           (26,968)              -               -
     Cumulative effect of change in accounting principle, net of tax      (1,323)              -               -
                                                                    ------------    ------------    ------------
     Net income (loss)                                                  $(14,988)        $35,709         $27,904
                                                                    ============    ============    ============

Denominator
     Weighted average common shares outstanding                           51,553          48,962          42,412
     Net effect of dilutive stock options - based on treasury
         stock method using average market price
     Stock method using average market price                               1,604           2,324           2,478
                                                                    ------------    ------------    ------------
     Weighted average common shares outstanding and common
         stock equivalents                                                53,157          51,286          44,890
                                                                    ============    ============    ============

                Sylvan Learning Systems, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
        (Dollar and share amounts in thousands, except per share data)

Note 16 - Earnings Per Share (continued)

                                                                         1999                1998                1997
                                                                  ---------------      --------------      --------------
Earnings (loss) per common share, basic:
     Income from continuing operations before cumulative effect
       of change in accounting principle                                   $ 0.02               $0.34               $0.53
     Income from discontinued operations                                     0.24                0.39                0.13
     Loss from disposal of discontinued operations                          (0.52)                  -                   -
     Cumulative effect of change in accounting principle                    (0.03)                  -                   -
                                                                  ---------------      --------------      --------------
     Earnings (loss) per common share, basic                               $(0.29)              $0.73               $0.66
                                                                  ===============      ==============      ==============

Earnings (loss) per common share, diluted:
     Income from continuing operations before cumulative effect
       of change in accounting principle                                   $ 0.02               $0.32               $0.50
     Income from discontinued operations                                     0.23                0.38                0.12
     Loss from disposal of discontinued operations                          (0.51)                  -                   -
     Cumulative effect of change in accounting principle                    (0.02)                  -                   -
                                                                  ---------------      --------------      --------------
    Earnings (loss) per common share, diluted                              $(0.28)              $0.70               $0.62
                                                                  ===============      ==============      ==============

Note 17 - Business and Geographic Segment Information

The Company is organized on the basis of educational services provided. The Company's segments are business units that offer distinct services. The segments are managed separately as they have different customer bases and delivery channels. Reportable segments are as follows:

Sylvan Learning Centers provides personalized instructional services to students of all ages and skill levels, through its network of franchised and Company-owned learning centers.

Sylvan Contract Educational Services provides educational programs to students of public and non-public school districts through contracts funded by Federal Title I and State-based programs, and professional development services to teachers.

Sylvan English Language Instruction consists of Wall Street Institute and Aspect. Wall Street Institute is a European franchiser and operator of learning centers that teach the English language through a combination of computer-based and live instruction. Aspect is an international provider of intensive English language instruction to students and professionals worldwide. Prior to 1999, the Sylvan English Language Instruction business was included in the Sylvan Prometric segment.

Sylvan International Universities commenced operations in the second quarter 1999 with the acquisition of a controlling interest in UEM. This segment principally earns tuition and dormitory fees paid by university students.

The Company evaluates performance and allocates resources based on operating income before corporate general and administrative expenses and income taxes. There are no significant intercompany sales or transfers.

                Sylvan Learning Systems, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
        (Dollar and share amounts in thousands, except per share data)


Note 17 - Business and Geographic Segment Information (continued)

The following table sets forth information on the Company's reportable segments for the years ending December 31:

                                                                                         Sylvan English                 Sylvan
                                 Sylvan Learning            Sylvan Contract                 Language                International
1999                                 Centers              Educational Services             Instruction               Universities
----------------------------     -----------------        --------------------           --------------             -------------
Revenues                                   $90,664                   $101,263                  $114,294                   $32,275
Restructuring charges                          170                      2,537                     1,558                       447
Segment profit                              21,768                     17,371                     6,270                     2,408
Segment assets                              71,097                    105,273                   144,909                    69,042
Long-lived assets                            5,041                     10,582                    19,393                    80,862


                                                                                         Sylvan English                 Sylvan
                                 Sylvan Learning            Sylvan Contract                 Language                International
1998                                 Centers              Educational Services             Instruction               Universities
----------------------------     -----------------        --------------------           --------------             -------------
Revenues                                  $64,755                    $86,293                    $96,326                        -
Restructuring charges                           -                          -                      3,730                        -
Segment profit                             19,339                     14,339                      5,027                        -
Segment assets                             56,841                     96,438                     93,926                        -
Long-lived assets                           3,823                     14,656                     18,047                        -


                                                                                         Sylvan English                 Sylvan
                                 Sylvan Learning            Sylvan Contract                 Language                International
1997                                 Centers              Educational Services             Instruction               Universities
----------------------------     -----------------        --------------------           --------------             -------------
Revenues                                   $46,629                    $50,977                   $72,954                         -
Segment profit                               7,443                      5,908                     8,283                         -
Segment assets                              22,309                     52,674                    59,227                         -
Long-lived assets                            2,802                      8,121                     7,922                         -

The following tables reconcile the reported information on segment profit and assets to income (loss) before income taxes and cumulative effect of change in accounting principle and total assets reported in the statements of operations and balance sheets for the years ended December 31:

                                                                       1999                    1998                    1997
                                                               ------------------      ------------------       ----------------
Total profit for reportable segments                                     $ 47,817                $ 38,705               $ 21,634
Corporate general and administrative expense                              (27,270)                (15,530)               (19,693)
Other income (expense)                                                    (20,602)                     37                 30,746
                                                               ------------------      ------------------       ----------------
Income (loss) from continuing operations before
   income taxes and cumulative effect of change in
   accounting principle                                                  $    (55)               $ 23,212               $ 32,687
                                                               ==================      ==================       ================

                         Sylvan Learning Systems, Inc. and Subsidiaries
                           Notes to Consolidated Financial Statements
                 (Dollar and share amounts in thousands, except per share data)


Note 17 - Business and Geographic Segment Information (continued)

                                                                          1999                  1998                  1997
                                                               -----------------     -----------------      ----------------
Segment assets                                                          $390,321              $247,205              $134,210
Unallocated corporate assets                                             117,518               100,783               146,177
Net assets of discontinued operations                                    280,287               278,150               216,392
                                                               -----------------     -----------------      ----------------
Total assets                                                            $788,126              $626,138              $496,779
                                                               =================     =================      ================

Two of the Company's segments include revenues generated from both Company-owned and franchised centers. The following table sets forth the components of total revenues of these segments at December 31:


                                                     Sylvan                                             Sylvan
                                                  Learning Centers                             English Language Instruction
                              ----------------------------------------------------     --------------------------------------------
                                    1999               1998             1997               1999             1998           1997
                              --------------     --------------     --------------     ---------------  --------------  -----------
Company-owned centers             $53,011            $36,166            $25,028          $ 92,294         $75,448          $53,675
Franchise centers                  37,653             28,589             21,601            22,000          20,878           19,279
                              -----------        -----------        -----------        ----------     -----------        ---------
Total revenues                    $90,664            $64,755            $46,629          $114,294         $96,326          $72,954
                              ===========        ===========        ===========        ==========     ===========        =========

Direct costs for these segments relate primarily to the Company-owned centers. Costs related to the franchised centers are included in the Company's general segment expenses. It is not practical to quantify these costs separately.

Revenue and long-lived assets information by geographic area for the years ended December 31 is as follows:

                                                                      1999                 1998                  1997
                                                                ---------------      ---------------      -----------------
Revenues
   United States                                                       $197,166             $187,343               $126,148
   Spain                                                                 63,515               27,754                 20,495
   Other foreign countries                                               77,815               32,277                 23,917
                                                                ---------------        -------------      -----------------
   Consolidated total                                                  $338,496             $247,374               $170,560
                                                                ===============      ===============      =================

Long-Lived Assets
   United States                                                       $ 28,252             $ 34,016               $ 20,259
   Spain                                                                 85,968                4,265                  1,601
   Other foreign countries                                               13,500                7,984                  4,759
                                                                ---------------      ---------------      -----------------
   Consolidated total                                                  $127,720             $ 46,265               $ 26,619
                                                                ===============      ===============      =================

Revenues are attributed to countries based on the location of the customer. Revenues and long-lived assets in individual foreign countries other than Spain did not exceed 10% of consolidated amounts in any of the years presented.

                Sylvan Learning Systems, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
        (Dollar and share amounts in thousands, except per share data)


Note 18 - Restructuring

During the fourth quarter of 1999, the Company completed an analysis of its operating structure to improve operating efficiency and to enhance shareholder value. As a result of this analysis, management approved a formal restructuring plan in 1999, and the Company recorded a restructuring charge to operations of approximately $5,100. The restructuring plan was comprised of employee termination and facility exit costs resulting primarily from the Company's plan to exit certain activities outside the core business of providing educational instruction. The Company eliminated 58 professional and administrative positions as a result of the plan. Facility exit costs include approximately $3,500 of costs to close schools and school-based facilities. The Company expects to complete implementation of the plan by the end of the second quarter of fiscal 2000. The accrued restructuring costs and the amounts charged against the provision were as follows:





                                                                     Paid through                  Balance at
                                                                     December 31,                 December 31,
                                      Provisions                         1999                         1999
                                   ------------------            ------------------            -----------------
Employee termination costs                     $1,585                        $  467                       $1,118
School closing costs                            3,542                         2,500                        1,042
                                   ------------------            ------------------            -----------------
Total                                          $5,127                        $2,967                       $2,160
                                   ==================            ==================            =================

In connection with the acquisition of Aspect in 1998, the Company recorded a $3,730 restructuring charge associated with the merger and integration of the combined operations. These charges consisted primarily of contract cancellation costs of $2,600, severance and other employee related costs of $390, and liabilities of $590 incurred to discontinue certain foreign exchange programs of Aspect. The contract cancellation costs were payments made to repurchase master franchise rights under which the Company was in default of contractual non-competition provisions as a result of the acquisition of Aspect.

Note 19 - Supplemental Cash Flow Information

Interest payments were approximately $5,090, $900 and $800 for the years ended December 31, 1999, 1998 and 1997, respectively. Income tax payments were $15,514, $7,654 and $1,703 for the years ended December 31, 1999, 1998, and
1997, respectively.

In connection with the 1999 acquisition of UEM for total consideration of $26,000, the Company acquired assets with a fair value of $ 95,706 and assumed liabilities of $ 69,706.

In connection with the 1999 acquisition of WSI franchise businesses, for aggregate consideration of $47,200, the Company acquired assets with a fair value of $59,227 and assumed liabilities of $12,027.

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


Note 20 - Quarterly Financial Data (Unaudited)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. All periods' results have been restated to separately disclose discontinued operations. Summarized operating data is as follows:

                                                            March 31,         June 30,        September 30,           December 31,
                                                          --------------  ----------------  ------------------      ---------------
Three months ended
1999
Revenues                                                        $69,344            $89,928           $ 82,149             $ 97,075
                                                       ----------------       ------------     --------------       --------------
Operating income (loss)                                           4,070             10,533             17,119              (11,175)
                                                        ---------------       ------------      -------------       --------------
Income (loss) from continuing operations before
  cumulative effect of change in accounting principle             2,832              6,499             11,669              (19,999)
Income (loss) from discontinued operations, net of tax            3,975              4,884              4,263                 (820)
Loss on disposal of discontinued operations, net of tax               -                  -            (25,082)              (1,886)
Cumulative effect of change in accounting principle              (1,323)                 -                  -                    -
                                                        ---------------       ------------      -------------       --------------
Net income (loss)                                               $ 5,484            $11,383           $ (9,150)            $(22,705)
                                                        ===============       ============      =============       ==============

Earnings (loss) per common share, basic:
 Income (loss) from continuing  operations before
   cumulative effect of change in accounting principle          $  0.06            $  0.13           $   0.22             $  (0.39)
 Income (loss) from discontinued operations                        0.08               0.09               0.08                (0.02)
 Loss on disposal of discontinued operations                          -                  -              (0.48)               (0.04)
 Cumulative effect of change in  accounting principle             (0.03)                 -                  -                    -
                                                        ---------------       ------------      -------------       --------------
 Earnings (loss) per common share, basic                        $  0.11            $  0.22           $  (0.18)            $  (0.45)
                                                        ===============       ============      =============       ==============

Earnings (loss) per common share, diluted:
  Income (loss) from continuing operations before               $  0.05            $  0.12           $   0.22             $  (0.39)
    cumulative effect of change in accounting principle
  Income (loss) from discontinued operations                       0.07               0.09               0.08                (0.02)
  Loss on disposal of discontinued operations                         -                  -              (0.47)               (0.04)
  Cumulative effect of change in accounting principle             (0.02)                 -                  -                    -
                                                          -------------        -----------        -----------          -----------
Earnings (loss) per common share, diluted                        $ 0.10            $  0.21         $    (0.17)            $  (0.45)
                                                          =============        ===========        ===========          ===========
 Shares used in computation:
   Basic                                                         51,666             51,841             51,897               50,907
                                                          =============        ===========        ===========          ===========
   Diluted                                                       53,945             53,574             53,284               50,907
                                                          =============        ===========        ===========          ===========

                Sylvan Learning Systems, Inc. and subsidiaries
                  Notes to Consolidated Financial Statements
       (Dollar and share amounts in thousands, except per share data)

Note 20 - Quarterly Financial Data (Unaudited) (continued)

During the quarter ended December 31, 1999, the Company recognized restructuring costs of $5,127. The net effect of the restructuring costs was a decrease in pre-tax income from continuing operations of $5,127 and after tax income from continuing operations of $3,132, or $0.06 per diluted share. Additionally, the Company also recognized significant non-recurring operating charges during the fourth quarter of 1999, which totaled $10,300. These charges principally related to asset impairment charges, which resulted from management's focus on simplification of the business model and a return to the core business strengths. Losses recorded on disposal of investments in the fourth quarter of 1999 also resulted in $13,400 of non-recurring charges during the period. The cumulative effect of these significant, unusual charges was to reduce income from continuing operations by $28,800 during the fourth quarter of 1999. Additional related non-recurring operating charges of approximately $700 before taxes were incurred by Aspect prior to December 31, 1999. These charges will be recorded by the Company in fiscal year 2000, since Aspect is a subsidiary with a September 30, 1999 fiscal year end.

                                                      March 31,        June 30,         September 30,       December 31,
                                                     -----------  ------------------  ------------------  -----------------
Three months ended
1998
Revenues                                                 $50,129            $53,523              $57,327            $86,395
                                                   -------------       ------------         ------------       ------------
Operating income (loss)                                    2,142             (5,592)               8,953             17,672
                                                   -------------       ------------         ------------       ------------
Income (loss) from continuing operations                   1,839             (5,521)               7,250             12,938
Income from discontinued operations, net of tax            2,428              4,043                6,052              6,680
                                                   -------------       ------------         ------------       ------------
Net income (loss)                                        $ 4,267            $(1,478)             $13,302            $19,618
                                                   =============       ============         ============       ============

Earnings (loss) per common share,  basic:
  Income (loss) from continuing operations               $  0.04            $ (0.11)             $  0.15            $  0.26
  Income from discontinued operations                       0.05               0.08                 0.12               0.13
                                                   -------------       ------------         ------------       ------------
  Earnings (loss) per common share, basic                $  0.09            $ (0.03)             $  0.27            $  0.39
                                                   =============       ============         ============       ============

Earnings (loss) per common share, diluted:
  Income (loss) from continuing operations               $  0.04            $ (0.11)             $  0.14            $  0.24
  Income from discontinued operations                       0.05               0.08                 0.12               0.13
                                                   -------------       ------------         ------------       ------------
  Earnings (loss) per common share, diluted              $  0.09            $ (0.03)             $  0.26            $  0.37
                                                   =============       ============         ============       ============

Shares used in computation:
   Basic                                                  47,760             48,185               48,535             50,592
                                                   =============       ============         ============       ============
   Diluted                                                49,926             48,185               50,596             53,334
                                                   =============       ============         ============       ============

                Sylvan Learning Systems, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
       (Dollar and share amounts in thousands, except per share data)

Note 20 - Quarterly Financial Data (Unaudited) (continued)

During the quarter ended June 30, 1998, the Company recognized certain non-recurring expenses related to the merger with Aspect. These expenses include $5,000 of transaction-related costs, such as legal, accounting and advisory fees, and $3,730 of costs, classified in the financial statements as restructuring costs, that relate to the integration of Aspect with Sylvan. The net effect of the non-recurring items was a decrease in pre-tax income from continuing operations of $8,730 and after-tax income from continuing operations of $7,857, or $0.16 per diluted share.

Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly net earnings per share will not necessarily equal the total for the year.

Note 21 - Subsequent Events

On February 24, 2000, the Company announced plans to launch a $500,000 venture subsidiary to invest in and incubate companies that bring emerging Internet technology solutions to the education and training marketplace. The Company will contribute approximately $285,000 in cash and assets to the new venture and will retain a controlling interest. Affiliates of Apollo Management L.P., including Rare Medium Group, Inc., a leading Internet professional services firm, have committed $100,000 in funding for the Internet incubator company. Also, certain members of the Company's management, and other investors at management's discretion will invest approximately $15,000 in the new venture. The Internet incubator company intends to seek to raise another $100,000 from strategic Internet investors.

Also on February 24, 2000, the Company announced a $100,000 investment in the Company led by Apollo Management L.P., a private investment firm. Joining Apollo in the investment will be an affiliate of Investor AB, DB (Deutsche Bank) Capital SKT, LLC. The investment will be in the form of ten-year subordinated debentures. The debentures will have a 5% cash coupon, paid semiannually, and will be convertible into common stock at $15.735 per share. The transaction is expected to close in the first quarter of 2000.