Form 10-K/A
period 1999-12-31
SYLVAN LEARNING SYSTEMS INC
filed 2000-05-01
CIK 912766

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

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
                                                 -------

                         SYLVAN LEARNING SYSTEMS, INC.
                         -----------------------------
            (Exact name of registrant as specified in its charter)


        Maryland                                    52-1492296
      -----------                                   ----------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification No.)

     1000 Lancaster Street, Baltimore, Maryland                   21202
----------------------------------------------------            ----------
     (Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code:  (410) 843-8000
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:



                                                                 Name of each exchange on
      Title of each class                                            which registered
      --------------------                                       ------------------------
   Common Stock, Par Value $.01                                          NASDAQ
   Preferred Stock Purchase Rights                                       None

Securities registered pursuant to the Section 12 (g) of the Act:  None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d), of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [ ].

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K or this amendment on Form 10-K/A. [ ]

  The aggregate market value of voting Common Stock held by non-affiliates of the registrant was approximately $800 million as of March 31, 2000.

 The registrant had 50,344,374 shares of Common Stock outstanding as of March 31, 2000.

This Annual Report on Form 10-K/A provides the information required in Part III. The date of the Registrant's Annual Meeting of Shareholders has been changed to June 14, 2000. The Registrant is hereby amending Items 10-13 of its Form 10-K to read as follows:


PART III


ITEM 10
-------

Directors and Executive Officers of Sylvan Learning Systems, Inc.

The Board of Directors is comprised of eight persons separated into three classes, with each class serving a three-year term. Two directors serve in Class III and are subject to re-election for a three-year term beginning at the 2000 Annual Meeting. However, Mr. Samper has decided not to seek re-election, and the Board has nominated Michael S. Gross in his place. In addition, the Board has nominated Laurence M. Berg to fill the vacant Class III director position and he is seeking election to the remainder of the Class II term. Two directors serve in Class II and are subject to re-election for a three-year term beginning at the 2002 Annual meeting. Three directors serve in Class I and are subject to re-election for a three-year term beginning at the 2001 Annual meeting. As of the date of this proxy statement there is a vacancy in Class II which has existed since 1999.

Information Concerning Nominees
-------------------------------

                                               Nominated For             Principal Occupation, Directorships with
Name and Age           Director Since          Term Expiring             Public Companies and other Information
------------           --------------          --------------            ------------------------------------------

R. William Pollock     December 1995          2003 Annual Meeting      Mr. Pollock has been a Director of the Company
 (71)                                                                  since December 1995.  Mr. Pollock serves as
                                                                       Chairman of the Board of Drake Holdings
                                                                       Limited, a company which owns interests in
                                                                       various businesses throughout the world.  He
                                                                       is also one of the prior owners of Drake
                                                                       Prometric, L.P., acquired by the Company in
                                                                       1995 and sold in 2000.

Laurence M. Berg       May 2000               2003 Annual Meeting       Mr. Berg has been a Director of Sylvan since
 (34)                                                                   being appointed in May 2000.  Mr. Berg has
                                                                        been principal with Apollo Advisors, L.P.
                                                                        since 1995, which together with its affiliates
                                                                        serves as managing general partner of Apollo
                                                                        Investment Funds private securities investment
                                                                        funds.  Mr. Berg is also a director of Berlitz
                                                                        International, Inc., Continental Graphics
                                                                        Holdings, Inc. and Rent-a-Center, Inc.

Michael S. Gross                              2003 Annual Meeting       Mr. Gross is one of the founding principals in
 (38)                                                                   1992 of Apollo Advisors, L.P., which, together
                                                                        with its affiliates, acts as managing general
                                                                        partner of the Apollo Investment Funds,
                                                                        private securities investment funds.  Mr.
                                                                        Gross is also director of Allied Waste
                                                                        Industries, Converse, Inc., Encompass Services
                                                                        Corporation, Pacer International, Inc., Rare
                                                                        Medium Group, Inc., Saks, Inc. and United
                                                                        Rentals, Inc.


Information Concerning Continuing Directors
-------------------------------------------

                                                     Term       Principal Occupation, Directorships with Public
Name and Age                   Director Since       Expires              Companies and other Information
------------                  ---------------      --------     -----------------------------------------------
R. Christopher Hoehn-Saric      December 1986      2002 Annual       Mr. Hoehn-Saric has served as Chairman and Co-Chief
 (37)                                              Meeting           Executive Officer since April 1993 and was president
                                                                     of Sylvan from 1988 until 1992.  He has been a
                                                                     Director of Sylvan since December 1986.  He is a
                                                                     principal in Sterling Capital, Ltd. ("Sterling") the
                                                                     investment partnership that led the 1986 acquisition
                                                                     of KEE Incorporated (the predecessor of Sylvan).  He
                                                                     is also a co-founder of Health Management
                                                                     Corporation, a health services company.  Before
                                                                     becoming Sylvan's President, Mr. Hoehn-Saric was
                                                                     involved in Sterling's acquisition of several
                                                                     distribution, broadcasting and photography
                                                                     businesses. Mr. Hoehn-Saric also serves as a
                                                                     director of Caliber Learning Network, Inc.

Donald V. Berlanti              February 1987      2002 Annual       Mr. Berlanti has been a Director of Sylvan since
 (62)                                              Meeting           February 1987.  Since 1975, Mr. Berlanti has been
                                                                     involved in the ownership and management of several
                                                                     businesses, including radio stations, a chain of
                                                                     convenience and greeting card stores and real estate
                                                                     development companies.

Douglas L. Becker               December 1986    2001 Annual         Mr. Becker has been President and Co-Chief Executive
 (34)                                            Meeting             Officer of Sylvan since April 1993.  From February
                                                                     1991 until April 1993, Mr. Becker was the Chief
                                                                     Executive Officer of the Sylvan Learning Center
                                                                     Division of Sylvan.  He has been a Director of
                                                                     Sylvan since December 1986.  Mr. Becker was a
                                                                     co-founder of Health Management Corporation and is a
                                                                     co-founder of Sterling.  From January 1987 to
                                                                     February 1991, Mr. Becker directed KEE's marketing
                                                                     and sales.  Mr. Becker also serves as a director of
                                                                     Caliber Learning Network, Inc.

James H. McGuire                December 1995    2001 Annual         Mr. McGuire has been a Director of the Company since
 (56)                                            Meeting             December 1995.  Mr. McGuire serves as President of
                                                                     NJK Holding Company, which controls the interests of
                                                                     Nasser J. Kazeminy (one of the prior owners of Drake
                                                                     Prometric, L.P., acquired by the Company in 1995 and
                                                                     sold in 2000) in various businesses throughout the
                                                                     country.

Rick Inatome                    June 1997        2001 Annual         Mr. Inatome has been a Director of the Company since
 (46)                                            Meeting             June 1997.  Mr. Inatome became the CEO of ZapMe!
                                                                     Corporation in September, 1999.  From 1993 to 1999,
                                                                     Mr. Inatome was Chairman of Inacom Corporation, a
                                                                     technology services firm. Mr. Inatome also serves as
                                                                     a director of Atlantic Premium Brands, R.L. Polk,
                                                                     Saturn Electronic and AAA.


Information Concerning Retiring Director
----------------------------------------


                                              Term Expires     Principal Occupation, Directorships with Public
Name and Age           Director Since            Expires              Companies and other Information
------------           --------------         ------------      -----------------------------------------------
J. Phillip Samper        March 1993           2000 Annual        Mr. Samper has been a Director of Sylvan since
  (65)                                        Meeting            March 1993.  Mr. Samper currently serves as
                                                                 Chairman of Placeware, Inc. and is the founder
                                                                 of Gabriel Venture Partners. From 1997 to 1998,
                                                                 Mr. Samper was CEO and President of Avistar
                                                                 Systems Corp.  From 1996 to 1997, Mr. Samper
                                                                 was President and CEO of Quadlux, Inc. and from
                                                                 1995 to 1996, Mr. Samper was Chairman and CEO
                                                                 of Cray Research, Inc.  Mr. Samper served as
                                                                 President of Sun Microsystems, Inc. from 1994
                                                                 to 1995, as President and Chief Executive
                                                                 Officer of Kinder-Care Learning Centers, Inc.
                                                                 during 1990 and as Vice Chairman of Eastman
                                                                 Kodak Company from 1986 to 1989.  Mr. Samper is
                                                                 also a director of the Interpublic Group of
                                                                 Companies and Ingram Micro Corp.



Beneficial Ownership Reporting Compliance

  We believe that all our Directors and Executive Officers and other stockholders who may own 10% or more of Sylvan Common Stock have complied with the requirements of the Securities and Exchange Commission to report ownership and transactions which change ownership.

ITEM 11
-------

Compensation of Executive Officers and Directors

  Compensation of Executive Officers. The following table shows for the years ended December 31, 1999, 1998 and 1997, compensation paid by Sylvan, including salary, bonuses, stock options, and certain other compensation, to its Co-Chief Executive Officers and each of its four other most highly compensated executive officers at December 31, 1999 (the "Named Executive Officers"):


                                                            SUMMARY COMPENSATION TABLE
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                 Long-Term
                                                                                               Compensation
                                                             Annual Compensation                 Awards
                                             -----------------------------------------------   ------------

                                                                              Other Annual         Shares             All Other
    Name and                                  Salary         Bonus          $ Compensation       Underlying        Compensation $
Principal  Position                 Year         $             $                  (1)            Options (#)              (2)
-----------------------------------------------------------------------------------------------------------------------------------

R. Christopher Hoehn-Saric           1999       331,250       300,000               6,600                    -                   -
    Chairman of the Board,           1998       300,000            (3)              6,600              782,328           1,852,787
     Co-Chief Executive Officer      1997       254,167       125,000               6,600                    -           6,958,618
     and Director

Douglas L. Becker                    1999       331,250       300,000               6,600                    -                   -
    President, Co-Chief              1998       300,000            (3)              6,600              782,328           1,852,787
     Executive Officer and           1997       254,167       125,000               6,600                    -           6,958,509
     Director

B. Lee McGee                         1999       231,250       200,000               6,600                    -                   -
    Senior Vice President and        1998       200,000            (3)              6,600              396,134           1,160,049
    Chief Financial Officer          1997       154,167        75,000               6,600                    -           1,008,272

Steven Hoffman                       1999       245,000       147,000               6,600                    -              21,820
    President                        1998       230,416        63,000               6,600                    -              18,085
    Sylvan Prometric Division        1997       219,738        58,000               6,600                    -             132,193

Peter Cohen                          1999       224,167        90,300               6,600              105,000                   -
    President                        1998       210,000        67,200               6,600                    -             140,750
    Learning Services Division       1997       210,000        28,000               6,600                    -              55,515

Martin Bean                          1999       204,167        77,510               6,600                    -               9,439
    Executive Vice President         1998       200,000       100,946               6,600                    -               7,741
    Sylvan Prometric Division        1997       116,667        13,370               6,600               90,000              81,101


(1) The amounts in this column represent automobile allowances for all of the officers.
(2) The amounts in this column represent stock option exercises by Messrs. Hoehn-Saric, Becker, McGee, Cohen and Bean, relocation compensation for Messrs. Hoffman, Cohen and Bean and interest forgiven on loans to Messrs. Hoffman and Bean.
(3) The Company's Executive Officers are offered the alternative of receiving stock options in lieu of the cash bonus earned. The formula for calculating the number of shares is to divide the cash bonus earned by the share price of Sylvan Common Stock and to multiply the result by a factor of five. These options are fully vested on grant.

  Option Grants in Last Fiscal Year. The following table sets forth certain information relating to options granted to the Named Executive Officers to purchase shares of Sylvan Common Stock during 1999.

                                                             INDIVIDUAL GRANTS
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                       Potential Realizable Value at
                                 Number of         Percent of                                          Assumed Annual Rates of Stock
                                 Securities      Total Options                                            Price Appreciation for
                                 Underlying        Granted To         Exercise or                               Option Term
                                  Options         Employees in        Base Price      Expiration      ------------------------------
Name                              Granted         Fiscal Year         Per Share          Date                5%              10%
------------------------------------------------------------------------------------------------------------------------------------

R. Christopher Hoehn-Saric                -                  -                 -               -                -               -
Douglas L. Becker                         -                  -                 -               -                -               -
B. Lee McGee                              -                  -                 -               -                -               -
Steven Hoffman                            -                  -                 -               -                -               -
Peter Cohen                           5,000            *                  $21.16         4/20/09         $ 66,537      $  168,618(1)
                                    100,000                  6%            13.11        12/13/09          824,481       2,089,396(2)
Martin Bean                               -                  -                 -               -                -               -

*Represents less than one percent of the outstanding Sylvan Common Stock

(1) The assumed rate of appreciation of 5% and 10% would result in a stock price of $34.47 and $54.88, respectively.
(2) The assumed rate of appreciation of 5% and 10% would result in a stock price of $21.35 and $34.00, respectively.

  The 5% and 10% assumed annual rates of stock price appreciation used to calculate potential gains to optionees are mandated by the rules of the SEC and do not represent Sylvan's prediction of future stock performance.

  Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values. The following table sets forth certain information concerning the exercise of stock options, the number of unexercised options and the value of unexercised options at the end of 1999 for the Named Executive Officers. Value is considered to be, in the case of exercised options, the difference between exercise price and market price on the date of exercise and, in the case of unexercised options and exercisable options, the difference between exercise price and market price at December 31, 1999.

                                                                                 Number of                       Value of
                                      Shares                                     Securities                     Unexercised
                                     Acquired                                    Underlying                    In-the-money
                                       Upon                 Value            Unexercised Options               Options @ Year
        Name                          Exercise             Realized                @ YE (1)                        End (1)
----------------------------       ---------------      ---------------      -----------------------         ---------------------

R. Christopher Hoehn-Saric                -                    -                 1,473,078       (E)          $3,961,350   (E)
                                                                                   517,500       (U)                   -   (U)
Douglas L. Becker                         -                    -                 1,473,078       (E)          $3,961,350   (E)
                                                                                   517,500       (U)                   -   (U)
B. Lee McGee                              -                    -                   352,259       (E)          $  160,650   (E)
                                                                                   218,250       (U)                   -   (U)
Steven Hoffman                            -                    -                   101,250       (E)          $        -   (E)
                                                                                    67,500       (U)                   -   (U)
Peter Cohen                               -                    -                    91,250       (E)          $        -   (E)
                                                                                   172,500       (U)                   -   (U)
Martin Bean                               -                    -                    36,000       (E)          $        -   (E)
                                                                                    54,000       (U)                   -   (U)

(1)  (E) = Exercisable; (U) = Unexercisable

Employment Contracts

  Messrs. Becker and Hoehn-Saric have employment contracts with the Company, with terms ending December 31, 2000.

Director's Compensation

  Directors who are not employees of the Company and are not prohibited by contract from accepting such compensation (current directors Mr. Pollock and Mr. McGuire are prohibited due to the sale of Drake Prometric L.P. to the Company) receive an annual fee of $15,000 and options to acquire 5,000 shares of Common Stock granted annually the day of the annual Shareholder's meeting at a grant price equal to the closing price on the date of the annual meeting. These options are granted under the 1998 Stock Incentive Plan and are fully vested at grant. All directors are reimbursed for their expenses.

Compensation Committee Interlocks

  The Compensation Committee consists of Messrs. Berlanti, Samper and McGuire. None of such Directors was a party to any transaction with the Company which requires disclosure under Item 402(j) of Regulation S-K.


Sylvan Management

  Executive Officers and Directors.   The executive officers and directors of
Sylvan are:

Directors
---------

                Name                    Age                                Position
-------------------------------------   ----    --------------------------------------------------------------

R. Christopher Hoehn-Saric..........      37   Co-Chief Executive Officer and Chairman of the Sylvan Board

Douglas L. Becker...................      34   Co-Chief Executive Officer, President; Secretary; Director

Donald V. Berlanti(1)(2)............      62   Director, Chairman of the Compensation Committee

J. Phillip Samper(1)(2).............      65   Director

James H. McGuire(1)(2)..............      56   Director, Chairman of the Audit Committee

R. William Pollock..................      71   Director

Rick Inatome........................      46   Director

Laurence M. Berg....................      34   Director

(1)  Member of the Audit Committee
(2)  Member of the Compensation Committee

Executive Officers
------------------

                Name                    Age                                Position
-------------------------------------   ----    --------------------------------------------------------------

B. Lee McGee........................     44   Executive Vice President and Chief Financial Officer; Treasurer

Steven Hoffman......................     47   President--Sylvan Prometric Division

Peter Cohen.........................     45   President--Learning Services Division

Paula Singer........................     45   President--Contract Educational Services Division

  Information relating to Sylvan's executive officers (other than Messrs. Hoehn-Saric and Becker) is set forth below. See "Information Concerning Nominees" and "Information Concerning Continuing Directors" above for information relating to Messrs. Hoehn-Saric and Becker and the other Sylvan directors.

  B. Lee McGee.   Mr. McGee has been Chief Financial Officer of Sylvan or its predecessor entities since 1987. In December 1997, Mr. McGee was also named Executive Vice President of the Company.

  Paula Singer.   Ms. Singer has been the President of the Contract Educational
Services Division since November 1996. Previously she served as Vice President of the Division since 1993. Prior to joining Sylvan, Ms. Singer held positions as General Manager of American Learning, Inc. and Vice President of American Learning Corporation.

  Steven Hoffman.   Mr. Hoffman has been the President of Sylvan Prometric since
September 1996. Prior to joining Sylvan, Mr. Hoffman was the Vice President of Operations for the Computer Task Group, a consulting and outsourcing firm serving the IT industry. Prior to that time, he held various positions for International Business Machines, Corp.

  Peter Cohen.   Mr. Cohen has been the President of the Learning Center
Division since September 1996. Prior to joining Sylvan, he was the Chief Executive Officer of The Pet Practice, an 85 hospital veterinary business. He also served as Vice President of Sales for National Media Corporation and Senior Vice President of Corporate Operations for Nutri-System Weight Loss Centers.

  There are no family relationships among any of the executive officers or directors of Sylvan. Executive Officers of Sylvan are elected by the Sylvan Board on an annual basis and serve at the discretion of the Sylvan Board.


ITEM 12

Stock Ownership of Certain Beneficial Owners, Directors and Management

  The following table sets forth information regarding the beneficial ownership of Sylvan Common Stock as of March 30, 2000 by (i) each person who owns beneficially more than 5% of Sylvan Common Stock, (ii) each of the director nominees and directors of Sylvan, (iii) the Co-Chief Executive Officers and each of the Named Executive Officers and (iv) all directors and Executive Officers as a group. Unless otherwise indicated, the named persons exercise sole voting and investment power over the shares that are shown as beneficially owned by them.

                                                                                                            Beneficially
                                                                                                                Owned
                              Name (1)                                              Number                     Percent
---------------------------------------------------------------------      ----------------------      --------------------
Donald V. Berlanti (2)                                                                     58,625                         *
Douglas L. Becker (3)                                                                   2,316,508                      4.60
R. Christopher Hoehn-Saric (3)                                                          2,319,655                      4.60
R. William Pollock                                                                      3,274,842                      6.50
J. Phillip Samper (4)                                                                      62,304                         *
James H. McGuire                                                                                -                         -
Rick Inatome (5)                                                                           12,500                         *
Laurence M. Berg                                                                                -                         -
B. Lee McGee (6)                                                                          570,509                         *
Steven Hoffman (7)                                                                        181,012                         *
Paula Singer (8)                                                                          176,250                         *
Peter Cohen (9)                                                                           263,750                         *
T. Rowe Price Associates, Inc. (10)                                                     3,702,600                      7.35
Brown Brothers Harriman & Co. (11)                                                      3,162,650                      6.28
Merrill Lynch, Pierce Fenner & Smith Safekeeping (12)                                   2,562,675                      5.09
Paine Webber Incorporated (13)                                                          3,021,891                      6.00
State Street Bank and Trust Company (14)                                                6,804,446                      13.5
All directors and Executive Officers as a group (12 persons)                            9,235,955                      18.3

* Represents beneficial ownership of not more than one percent of the outstanding Sylvan Common Stock
(1) The address of each stockholder listed in this table is c/o Sylvan Learning Systems, Inc., 1000 Lancaster Street, Baltimore, MD 21202, except as otherwise noted.
(2)  Includes options to purchase 58,625 shares of Sylvan Common Stock.
(3)  Includes options to purchase 1,990,578 shares of Sylvan Common Stock.
(4)  Includes options to purchase 55,125 shares of Sylvan Common Stock.
(5)  Includes options to purchase 12,500 shares of Sylvan Common Stock
(6)  Includes options to purchase 570,509 shares of Sylvan Common Stock
(7)  Includes options to purchase 168,750 shares of Sylvan Common Stock
(8)  Includes options to purchase 176,250 shares of Sylvan Common Stock
(9)  Includes options to purchase 263,750 shares of Sylvan Common Stock
(10) Derived from a Schedule 13G filed by this stockholder on February 14, 2000. 293,200 shares only with sole voting power. The address of this stockholder is 100 East Pratt Street, Baltimore, Maryland 21202.
(11) The address of this stockholder is 63 Wall Street, 8th Floor, New York, New York 10005
(12) The address of this stockholder is 4 Corporate Place, Corporate Park 287, Piscataway, New Jersey 08855.
(13) The address of this stockholder is 1000 Harbor Blvd., Weehawken, NJ  07087.
(14) The address of this stockholder is 1776 Heritage Drive, Global Corporate Action Unit JAB 5NW, No. Quincy, MA 02171.


ITEM 13

Certain Relationships and Related Transactions

  In June of 1999, the Company granted options to Messrs. Becker and Hoehn-Saric to purchase 12% of the outstanding shares of Sylvan's international university venture upon formation of such corporate entity at a strike price 10% greater than the June 1999 fair market value share price. The options will be fully vested at the grant date and expire three years from the date of issue.

  Relationships with Caliber Learning Networks, Inc. Douglas L. Becker and R. Christopher Hoehn-Saric, Co-Chief Executive Officers and Directors of Sylvan concurrently serve as directors of Caliber. Sylvan owns 1,227,393 shares of Caliber Common Stock and 5,167,328 shares of 6% Non-Voting Convertible Preferred Stock convertible into Common Stock on a share-for-share basis beginning in May 2000. Messrs. Becker and Hoehn-Saric in the aggregate own 1,866,152 shares of Caliber Common Stock.

  Under an Intercompany Management and Facility Use Agreement between Sylvan and Caliber, Sylvan provides Caliber with the use of certain facilities for Caliber's corporate offices in Baltimore, Maryland, and certain administrative support and executive management services, including financial management; tax and accounting services; legal services; management information services; and human resources support. During 1999, Caliber paid Sylvan $2.0 million for these facilities and services. This Agreement was renewed for an additional year in December 1999.

  Under a Testing Center Management and CBT Services Agreement between Caliber and Sylvan, Caliber has assumed management and responsibility for all obligations and operations of certain Sylvan Testing Centers ("STCs") and to deliver computer-based testing services on behalf of Sylvan at those STCs through December 31, 2000. These facilities may be converted into classrooms capable of receiving Caliber programs. The Company pays Caliber a fixed amount per month to manage these STCs and an additional fee per test delivered above a specified number of tests. During 1999, the Company paid approximately $4 million in fees and other compensation under this Agreement. This agreement was terminated in February 2000.

  Relationship with ZapMe! Corporation. In March 1999, the Company entered into a Products and Services Agreement with ZapMe! Corporation and subsequently acquired 600,000 shares of Series D Preferred Stock. Sylvan was also granted a warrant to purchase an additional 150,000 shares of ZapMe! at $5 per share. In addition, certain of the Company's directors and officers acquired 581,127 shares of Series D Preferred Stock. Mr. Becker joined the Board of Directors of ZapMe! Corporation in April 1999 and became a member of the Compensation Committee. Mr. Becker received 20,000 options at $4 per share as his board compensation.

  Mr. Inatome joined ZapMe! Corporation in September 1999 as its Chief Executive Officer. On October 20, 1999, ZapMe! Corporation effected its Initial Public Offering and the Company acquired another 150,000 shares of common stock. All Series D Preferred Stock converted share for share into shares of common stock of ZapMe! Corporation.



                                  SIGNATURES
                                  ----------


      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized on April 28, 2000.

                                       SYLVAN LEARNING SYSTEMS, INC.
                                       (Registrant)


                                       By:   /s/  R. Christopher Hoehn-Saric
                                       -------------------------------------
                                          R. Christopher Hoehn-Saric
                                          Chairman of the Board