Form 10-Q
period 2000-03-31
SYLVAN LEARNING SYSTEMS INC
filed 2000-05-12
CIK 912766

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q



[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarter ended March 31, 2000 or
                                                --------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________.

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


The registrant had 41,846,461 shares of Common Stock outstanding as of May 5, 2000.

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

                  Consolidated Balance Sheets - March 31, 2000 and
                    December 31, 1999............................................. 3

                  Consolidated Statements of Operations - Three months ended
                    March 31, 2000 and March 31, 1999............................. 5

                  Consolidated Statements of Cash Flows - Three months ended
                    March 31, 2000 and March 31, 1999............................. 6

                  Notes to Consolidated Financial Statements - March 31, 2000..... 7

     Item 2.      Management's Discussion and Analysis of Financial
                    Condition and Results of Operations...........................16

     Item 3.      Quantitative and Qualitative Disclosure of Market Risk..........23

PART II. - OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K....................................24

     SIGNATURES...................................................................24

                SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                 (Amounts in thousands, except per share data)

                                                                      March 31,            December 31,
                                                                        2000                   1999
                                                                     -----------           ------------
                                                                     (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                                          $  554,928              $ 20,410
  Available-for-sale securities                                           8,434                10,890

  Receivables:
    Accounts receivable                                                  48,011                53,118
    Costs and estimated earnings in excess of billings on
      uncompleted contracts                                               1,329                 3,061
    Notes receivable from tuition financing                               5,353                 4,647
    Other notes receivable                                               14,633                16,783
    Other receivables                                                     1,320                 1,265
                                                                     ----------              --------
                                                                         70,646                78,874
      Allowance for doubtful accounts                                    (4,005)               (3,407)
                                                                     ----------              --------
                                                                         66,641                75,467
  Inventory                                                               7,253                 6,261
  Deferred income taxes                                                   6,963                 6,963
  Prepaid expenses and other current assets                              13,844                11,459
  Net current assets of discontinued operations                               -               280,287
                                                                     ----------              --------
Total current assets                                                    658,063               411,737

Notes receivable from tuition financing, less current portion             6,154                 5,330
Other notes receivable, less current portion                              2,120                 1,879
Costs and estimated earnings in excess of billings on
  uncompleted contracts, less current portion                               169                   289

Property and equipment:
  Land and buildings                                                     69,276                73,167
  Furniture, computer equipment and software                             75,793                74,774
  Leasehold improvements                                                 11,812                11,736
                                                                     ----------              --------
                                                                        156,881               159,677
  Accumulated depreciation                                              (33,811)              (31,957)
                                                                     ----------              --------
                                                                        123,070               127,720
Intangible assets:
  Goodwill                                                              201,541               201,716
  Other                                                                   2,595                 2,574
                                                                     ----------              --------
                                                                        204,136               204,290
  Accumulated amortization                                              (14,165)              (12,118)
                                                                     ----------              --------
                                                                        189,971               192,172
Deferred costs, net of accumulated amortization of $1,121
  and $984 at March 31, 2000 and December 31, 1999,
  respectively                                                            4,984                 3,641
Investments in and advances to affiliates                                30,615                13,317
Other investments                                                        22,212                25,933
Other assets                                                              5,914                 6,108
                                                                     ----------              --------
Total assets                                                         $1,043,272              $788,126
                                                                     ==========              ========

See accompanying notes to financial statements.

                SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                 (Amounts in thousands, except per share data)

                                                                      March 31,            December 31,
                                                                        2000                   1999
                                                                     -----------           ------------
                                                                     (Unaudited)
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable and accrued expenses                              $   41,823              $ 51,917
  Income taxes payable                                                  144,493                 9,465
  Current potion of long-term debt                                       14,438                14,436
  Current portion of due to shareholders of acquired
      companies                                                          12,050                22,474
  Deferred revenue                                                       34,760                36,855
                                                                     ----------              --------
Total current liabilities                                               247,564               135,147

Long-term debt, less current portion                                     25,448               151,204
Deferred income taxes                                                    12,237                12,547
Other long-term liabilities                                               3,185                 3,050
                                                                     ----------              --------
Total liabilities                                                       288,434               301,948

Minority interest                                                        12,232                12,085

Stockholders' equity:
  Preferred stock, par value $0.01 per share --  authorized
    10,000 shares, no shares issued and outstanding as of
    March 31, 2000 and December 31, 1999                                      -                     -
  Common stock, par value $0.01 per share -- authorized
    90,000 shares, issued and outstanding shares of
    50,336 as of March 31, 2000 and 50,904 as of
    December 31, 1999                                                       503                   509
  Additional paid-in capital                                            405,755               414,567
  Retained earnings                                                     343,006                60,762
  Accumulated other comprehensive loss                                   (6,658)               (1,745)
                                                                     ----------              --------
Total stockholders' equity                                              742,606               474,093
                                                                     ----------              --------

Total liabilities and stockholders' equity                           $1,043,272              $788,126
                                                                     ==========              ========

See accompanying notes to financial statements.

                SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                 (Amounts in thousands, except per share data)

                                                                    Three months ended March 31,
                                                                       2000              1999
                                                                                      (Restated)
                                                                    ----------------------------
                                                                            (Unaudited)
Revenues                                                             $85,283            $69,344

Cost and expenses
Direct costs                                                          75,917             60,550
General and administrative expenses                                    4,801              4,724
Sylvan Ventures development costs                                      1,382                  -
                                                                    --------            -------
Total expenses                                                        82,100             65,274
                                                                    --------            -------

Operating income                                                       3,183              4,070

Other income (expense)
Investment and other income (expense)                                  2,531                (59)
Interest expense                                                      (2,105)              (636)
Equity in net loss of affiliates                                        (876)              (763)
Minority interest in income of consolidated subsidiary                  (751)                 -
                                                                    --------            -------
Income from continuing operations before income taxes
  and cumulative effect of change in accounting principle              1,982              2,612

Income tax benefit (expense)                                            (793)               220
                                                                    --------            -------
Income from continuing operations before cumulative
  effect of change in accounting principle                             1,189              2,832

Income (loss) from discontinued operations, net of income
  tax expense of $163 in 2000 and $3,724 in 1999                      (1,647)             3,975
Gain on disposal of discontinued operations, net of income
  tax expense of $136,762                                            288,454                  -
                                                                    --------            -------
Income before cumulative effect of change in accounting
  principle                                                          287,996              6,807

Cumulative effect of change in accounting principle, net of
  income tax expense of $682 in 1999                                       -             (1,323)
                                                                    --------            -------
Net income                                                          $287,996            $ 5,484
                                                                    ========            =======
Earnings per common share, basic:
  Income from continuing operations before cumulative
    effect of change in accounting principle                           $0.02              $0.06
  Earnings per common share, basic                                     $5.67              $0.11

Earnings per common share, diluted:
  Income from continuing operations before cumulative
    effect of change in accounting principle                           $0.02              $0.05
  Earnings per common share, diluted                                   $5.58              $0.10

See accompanying notes to financial statements.

                SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                            (Amounts in thousands)

                                                                        Three months ended March 31,
                                                                         2000                   1999
                                                                       -------------------------------
                                                                                 (Unaudited)
Operating activities
Net income                                                             $ 287,996              $  5,484
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation                                                         6,296                 5,420
      Amortization                                                         3,909                 4,848
      Gain on disposal of discontinued operations                       (288,454)                    -
      Cumulative effect of change of accounting change                         -                 1,323
      Deferred income taxes                                                  365                     -
      Equity in net loss of affiliates                                     1,363                    84
      Minority interest in income of consolidated subsidiary                 751                     -
      Other non-cash items                                                   166                    60
      Changes in operating assets and liabilities:
        Receivables                                                        8,143                10,901
        Inventory, prepaid and other current assets                        1,743                (2,761)
        Payables and accrued expenses                                     (5,210)               (3,983)
        Deferred revenue and other current liabilities                      (987)                5,727
                                                                       ---------              --------
Net cash provided by operating activities                                 16,081                27,103
                                                                       ---------              --------
Investing activities
Purchase of available-for-sale securities                                      -                  (512)
Proceeds from sale of available-for-sale securities                          965                     -
Investment in and advances to affiliates                                 (19,699)               (3,216)
Increase in other investments                                                (10)               (1,797)
Purchase of property and equipment                                        (9,402)              (11,036)
Proceeds from sale of Prometric, net of closing costs                    712,151                     -
Cash paid for other acquired businesses, net of cash received            (12,806)              (14,972)
Payment of contingent consideration for prior period
   acquisitions                                                          (10,323)                    -
Expenditures for deferred contract costs                                  (1,682)                 (276)
Decrease (increase) in other assets                                           59                (2,829)
                                                                       ---------              --------
Net cash provided by (used in) investing activities                      659,253               (34,638)
                                                                       ---------              --------
Financing activities
Proceeds from exercise of options and warrants                                50                 1,573
Proceeds from issuance of common stock                                       722                   674
Repurchases of common stock                                               (9,860)                    -
Proceeds from issuance of long-term debt                                  19,315                12,373
Payments on long-term debt and capital lease obligations                (146,894)               (9,558)
                                                                       ---------              --------
Net cash provided by (used in) financing activities                     (136,667)                5,062
                                                                       ---------              --------
Effect of subsidiary year-end change on cash and cash
  equivalents                                                             (2,565)                    -
Effects of exchange rate changes on cash                                  (1,584)               (1,265)
                                                                       ---------              --------

Net increase (decrease) in cash and cash equivalents                     534,518                (3,738)
Cash and cash equivalents at beginning of period                          20,410                33,170
                                                                       ---------              --------
Cash and cash equivalents at end of period                             $ 554,928              $ 29,432
                                                                       =========              ========

See accompanying notes to financial statements.

Notes to Consolidated Financial Statements
Unaudited
(Amounts in thousands, except per share amounts)

March 31, 2000

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The consolidated balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Sylvan Learning Systems, Inc. and Subsidiaries (the "Company") annual report on Form 10-K for the year ended December 31, 1999.

Certain amounts previously reported for 1999 have been reclassified to conform with the 2000 presentation.

Note 2 - Discontinued Operations

On March 3, 2000, the Company sold its computer-based testing division, Sylvan Prometric ("Prometric") for approximately $775,000 in cash. The estimated gain on the sale was $288,000 net of income taxes of approximately $137,000 subject to a future adjustment for final working capital. The reduction from the initial estimate of the gain on sale is a result of additional transaction costs and employee participation payments. The Company has estimated the domestic and foreign income taxes resulting from the sale based on the expected allocation of proceeds to subsidiaries that are a party to the transaction and the tax laws of the jurisdictions in which these subsidiaries operate.

On December 31, 1999, the Company closed a sale transaction for the PACE corporate training business.

Summarized operating information of the Company's discontinued operations, including both Prometric for 1999 and the period owned in 2000 and PACE for 1999, are as follows for the three months ended March 31:

                                         2000        1999
                                        -------    -------
Revenues                                $37,912    $54,434
                                        -------    -------
Income (loss) before income taxes        (1,484)     7,699
Income tax expense                          163      3,724
                                        -------    -------
Net income (loss)                       $(1,647)   $ 3,975
                                        =======    =======

Included in income from discontinued operations for the three month periods ended March 31, 2000 and 1999 is an allocation of corporate interest expense of $678 and $265, respectively, based upon a percentage of the net equity investment in discontinued operations to the net equity of the Company including the discontinued operations.

Note 3 - Commencement of New Segment

The Company's newest segment, Sylvan Ventures, began operations in the three month period ended March 31, 2000. Sylvan Ventures will invest in and incubate companies to bring emerging Internet technology solutions to the education and training marketplace. During the three month period ended March 31, 2000, Sylvan monitored its prior Internet investments in Caliber Learning Network, Inc., OnLine Learning.net, ZapMe! Corp., and Sylvan's on-line tutoring venture - eSylvan as part of the Sylvan Ventures segment.

During the three month period ended March 31, 2000, the Sylvan Ventures segment incurred development costs related to its efforts to develop the investments and to identify potential additional investments. These costs were comprised primarily of Internet development, technology infrastructure, start-up costs, professional fees, consulting fees, salaries and other related operational costs.

Note 4 - Change in Year-end of Subsidiary

Effective January 1, 2000 the Company changed the year-end of its wholly owned subsidiary, Aspect Language Schools, Inc. (Aspect) from September 30 to December 31 to produce a consistent reporting period for the consolidated entity. As a result of this change in year-end, Aspect's net results of operations for the three month period ended December 31, 1999 are reflected as an adjustment to retained earnings on the consolidated balance sheet as of January 1, 2000. The impact of this change resulted in a decrease in retained earnings of approximately $5,752. The results of Aspect's operations for the period October 1, 1999 to December 31, 1999 are summarized as follows:

                                                     Three months ended
                                                     December 31, 1999
                                                     ------------------
Revenues                                                  $ 10,709
Direct costs                                               (16,350)
                                                          --------
Operating loss                                              (5,641)
Other expense                                                 (111)
                                                          --------
Loss from continuing operations before income taxes         (5,752)
Income tax benefit                                               -
                                                          --------
Net loss                                                  $ (5,752)
                                                          ========

Direct costs for the three months ended December 31, 1999 included $1,300 of advertising costs, which had been treated as prepaid prior to the October 1 start of the program term, $1,500 of salaries, travel and other costs for the relocation of the corporate management offices, which occurred in the three months ended December 31, 1999, and $400 goodwill impairment write-offs related to the closing of two schools, which was announced in the three months ended December 31, 1999.

Note 5 - Investments in and Advances to Affiliates

The Company's investments in and Advances to Affiliates includes a 10% voting interest in Caliber Learning Network, Inc. ("Caliber"), including related loans. Caliber is a publicly-traded company formed for the purpose of providing adults throughout the United States with university-quality continuing education using multimedia technology.

The Company's investment in and advances to Caliber consist of the following:

                                            March 31,       December 31,
                                              2000              1999
                                            ---------       ------------
Invested capital                             $17,901          $17,348
Amounts due from management fee                  628              167
                                             -------          -------
                                              18,529           17,515
Allocable share of losses from inception      (7,480)          (6,740)
                                             -------          -------
                                             $11,049          $10,775
                                             =======          =======


Summarized financial data of Caliber is as follows:

                                            March 31,       December 31,
                                              2000              1999
                                            ---------       ------------
Balance sheet data:
Current assets                               $24,263           $31,765
Non-current assets                            20,693            21,519
Current liabilities                           12,686            12,570
Non-current liabilities                        9,104            10,250
Redeemable preferred stock                    15,440            15,153

                                            Three months ended March 31,
                                            ----------------------------
                                              2000                1999
                                            --------           ---------
Statement of operations data:
Revenues                                     $ 5,070           $ 4,558
Net operating loss                            (7,282)           (6,157)
Net loss                                      (7,298)           (6,142)

Investments in and advances to affiliates include other investments totaling $19,566 and $2,542 at March 31, 2000 and December 31, 1999, respectively. The Company's allocable share of losses related to these investments for the three month period ended March 31, 2000 and 1999 was $(876) and $(763), respectively. In March 2000, the Company through its newest segment Sylvan Ventures, invested $17,097 in Chancery Software Ltd., a publisher of information management systems and learning communities for schools and homes.

Note 6 - Long-Term Debt

Long-term debt consists of the following at March 31, 2000 and December 31, 1999:

                                                    March 31,    December 31,
                                                      2000           1999
                                                    -------------------------
Long-term revolving credit facility with banks      $      -       $122,991
Mortgages and notes payable bearing interest
   at rates ranging from 4.25% to 8.00%                8,125          5,479
Mortgages, notes payable, and lines of credit
   related to UEM                                     31,761         37,170
                                                    --------       --------
                                                      39,886        165,640
Less:  current portion of long-term debt             (14,438)       (14,436)
                                                    --------       --------
Total long-term debt                                $ 25,448       $151,204
                                                    ========       ========

At March 31, 2000, the Company had a revolving credit facility (the "Facility") with a group of five banks, which allowed the Company to borrow up to an aggregate of $100,000 at variable rates. Outstanding borrowings under the Facility are unconditionally guaranteed by a pledge of the capital stock of the Company's subsidiaries, and are due on December 23, 2003. As of December 31, 1999, the Company had $122,991 of borrowings outstanding under the facility, which were repaid in the first quarter of 2000 with a portion of the proceeds from the sale of Prometric. Debt covenants of the Facility require the Company to maintain certain debt-to-earnings and interest coverage ratios. Other provisions require maintenance of minimum net worth levels and restrict advances, investments, loans, capital expenditures and dividends.

The outstanding borrowings acquired as part of the UEM acquisition are secured by the underlying property and fixed assets of the university. These borrowings bear interest at a blended variable rate of approximately 4.62% as of March 31, 2000, and 4.75% as of December 31, 1999.

Note 7 - Earnings Per Share

The following table summarizes the computations of basic and diluted per common share:

                                                                            Three months ended March 31,
                                                                               2000              1999
                                                                            ---------           ------
Numerator used in basic and diluted
   earnings per common share:
      Income from continuing operations, before cumulative effect of
        change in accounting principle                                       $  1,189           $ 2,832
      Income (loss) from discontinued operations, net of tax                   (1,647)            3,975
      Gain on disposal of discontinued operations, net of tax                 288,454                 -
      Cumulative effect of change in accounting principle, net of tax               -            (1,323)
                                                                             --------           -------
      Net income                                                             $287,996           $ 5,484
                                                                             ========           =======

Denominator:
   Weighted average common shares outstanding                                  50,802            51,666
   Net effect of dilutive stock options based on treasury stock method
      using average market price                                                  768             2,279
                                                                             --------           -------
   Weighted average common shares outstanding and common stock
      equivalents                                                              51,570            53,945
                                                                             ========           =======
Earnings per common share, basic:
      Income from continuing operations, before cumulative effect of
        change in accounting principle                                          $0.02             $0.06

      Income (loss) from discontinued operations, net of tax                    (0.03)             0.08

      Gain on disposal of discontinued operations, net of tax                    5.68                 -

      Cumulative effect of change in accounting principle, net of tax               -             (0.03)
                                                                             --------           -------
      Earnings per common share, basic                                          $5.67             $0.11
                                                                             ========           =======
Earnings per common share, diluted:
  Income from continuing operations, before cumulative effect of
   change in accounting principle                                               $0.02             $0.05

  Income (loss) from discontinued operations, net of tax                        (0.03)             0.07

  Gain on disposal of discontinued operations, net of tax                        5.59                 -

  Cumulative effect of change in accounting principle, net of tax                   -             (0.02)
                                                                             --------           -------
  Earnings per common share, diluted                                            $5.58             $0.10
                                                                             ========           =======

Note 8 - Income Taxes

The tax provisions for the three month periods ended March 31, 2000 and 1999 are based on the estimated effective tax rates applicable for the full years, after giving effect to significant unusual items related specifically to the interim periods. The Company's income tax provisions for all periods consist of federal, state, and foreign income taxes. The Company's effective tax rate from continuing operations was 40% for the three months ended March 31, 2000. The Company estimates that its effective income tax rate from continuing operations for the year ended December 31, 2000 will be 40%.

The Company's effective tax position on continuing operations in 1999 was significantly impacted by utilized tax credits, foreign tax benefits and state income taxes offset by permanent differences that arose due to the significant amount of restructuring and non-recurring charges. Because of these factors, comparison of the 2000 and 1999 effective tax rates is not meaningful.

Note 9 - Stockholders' Equity

The components of stockholders' equity are as follows:

                                                                                             Accumulated
                                                       Additional                               Other                   Total
                                     Common              Paid-In          Retained          Comprehensive            Stockholders'
                                      Stock              Capital          Earnings          Income (Loss)               Equity
                                    --------           ---------          ---------         -------------            -------------
Balance at December 31, 1999            $509            $414,567           $ 60,762           $(1,745)                $474,093

Options exercised for purchase
  of 14 shares of common stock,
  including income tax benefit of
  $69                                                        119                                                           119

Stock options granted to non-
  employees                                                   30                                                            30

Repurchase of 639 shares of
  common stock                            (6)             (9,854)                                                       (9,860)

Issuance of 57 shares of
  common stock in connection
  with the Employee Stock
  Purchase Plan                                              722                                                           722

Effect of subsidiary's year-end
  change                                                                     (5,752)                                    (5,752)

Effect of stock option vesting
  acceleration for employees of
  discontinued operations                                    171                                                           171

Comprehensive income (loss):
  Net income for the three
  months ended March 31, 2000                                               287,996                                    287,996
  Other comprehensive
    income:
    Unrealized loss on available
      for sale securities                                                                      (1,424)                  (1,424)
    Foreign currency
     translation
      Adjustment                                                                               (3,489)                  (3,489)
                                                                                                                      --------
Total comprehensive income                                                                                             283,083
                                        ----            --------           --------          --------                 --------
Balance at March 31, 2000               $503            $405,755           $343,006          $ (6,658)                $742,606
                                        ====            ========           ========          ========                 ========

Note 10 - Contingencies

The Company is the defendant in a legal proceeding filed on November 18, 1996 by ACT, Inc., an Iowa nonprofit corporation formerly known as American College Testing Program, Inc. ("ACT"). ACT's claim arises out of the Company's acquisition of rights to administer testing services for the National Association of Securities Dealers, Inc. ("NASD"). ACT has asserted that the Company tortuously interfered with ACT's relations, contractual and quasi-contractual, with the NASD, that the Company caused ACT to suffer the loss of its advantageous economic prospects with the NASD and other ACT clients and that the Company has monopolized and attempted to monopolize the computer-based testing services market. ACT has claimed unspecified amounts of compensatory, treble and punitive damages, as well as injunctive relief. If ACT were awarded significant compensatory or punitive damages, it could materially adversely affect the Company's results of operations and financial condition. In a May 8, 2000 ruling on the Company's motions in limine, the court ruled that ACT is precluded from offering evidence of any damages it incurred from the loss of the NASD business. A trial date of June 26, 2000 has been set with trial expected
to last three weeks.   The Company believes that all of ACT's claims are without
merit but is unable to predict the outcome of the ACT litigation at this time.

     The Company is the defendant in arbitration proceeding pending in Los Angeles, California initiated on or about March 22, 1999 by James Jinsoo Choi and Christine Choi. The Chois' claim arose out of the previous relationship Mr. Choi had as a licensee of Sylvan. Mr. Choi was licensed to operate Sylvan Learning Centers in Korea pursuant to a license agreement. In June 1998, Sylvan terminated the license agreement for non-curable defaults. In their complaint, the Chois allege fraud, negligent misrepresentation, breach of fiduciary duty, and breach of contract. The Chois have claimed unspecified compensatory and punitive damages. The arbitration hearing has not yet been scheduled, but the Company anticipates it will occur during 2000. The Company believes that all of the Chois' claims are without merit but is unable to predict the outcome of the Choi arbitration at this time.

Note 11 - Business Segment Information

                                           Three months ended March 31,
                                              2000              1999
                                           ---------          ---------
Operating revenues:
   Sylvan Learning Centers                  $22,659            $19,824
   Sylvan Education Solutions                25,945             27,168
   Sylvan English Language Instruction       22,178             22,352
   Sylvan International Universities         14,501                  -
   Sylvan Ventures                                -                  -
                                            -------            -------
                                            $85,283            $69,344
                                            =======            =======
Segment profit (loss):
   Sylvan Learning Centers                  $ 5,002            $ 4,524
   Sylvan Education Solutions                 1,867              3,650
   Sylvan English Language Instruction         (188)               620
   Sylvan International Universities          2,685                  -
   Sylvan Ventures                           (1,382)                 -
                                            -------            -------
                                            $ 7,984            $ 8,794
                                            =======            =======

                                              March 31,       December 31,
Segment assets:                                 2000              1999
                                              ---------       ------------
   Sylvan Learning Centers                    $ 68,873          $ 71,097
   Sylvan Education Solutions                   96,798           105,273
   Sylvan English Language Instruction         143,855           144,909
   Sylvan International Universities            93,968            97,344
   Sylvan Ventures                              38,199                 -
                                              --------          --------
                                              $441,693          $418,623
                                              ========          ========

As discussed in Note 3, during the first quarter of 2000, the Company commenced operations of its newest segment, Sylvan Ventures. There have been no other changes since December 31, 1999 in the Company's method for identification of reportable segments or for determination of segment profit or loss. There are no significant intercompany sales or transfers. The following table reconciles the reported information on segment profit to continuing income before income taxes reported in the consolidated statements of income:

                                                                Three months ended March 31,
                                                                  2000                 1999
                                                                --------             -------
Total profit for reportable segments                            $  7,984             $ 8,794
Corporate general and administrative expense                      (4,801)             (4,724)
Other income (expense), net                                       (1,201)             (1,458)
                                                                -------              -------
Income from continuing operations before income taxes and
  cumulative effect of change in accounting principle           $ 1,982              $ 2,612
                                                                =======              =======

Note 12 - Comprehensive Income

The components of comprehensive income, net of related tax, are as follows:

                                                                Three months ended March 31,
                                                                  2000                 1999
                                                                --------             -------
Net income                                                      $287,996             $ 5,484
Foreign currency translation adjustment                           (3,489)               (588)
Unrealized loss on available-for-sale securities                  (1,424)                  -
                                                                --------             -------
Comprehensive income                                            $283,083             $ 4,896
                                                                ========             =======

Note 13 - Restructuring

During the fourth quarter of 1999, the Company completed an analysis of its operating structure to improve operating efficiency and to enhance shareholder value. As a result of this analysis, management approved a formal restructuring plan in 1999, and the Company recorded a restructuring charge to operations of approximately $5,100 at December 31, 1999. The restructuring plan was comprised of employee termination and facility exit costs resulting primarily from the Company's plan to exit certain activities outside the core business of providing educational instruction. The Company eliminated 58 professional and administrative positions as a result of the plan. Facility exit costs include approximately $3,500 of costs to close schools and school-based facilities. The Company expects to complete implementation of the plan by the end of the second quarter of fiscal 2000. The accrued restructuring costs and the amounts charged against the provision were as follows:


                                                                Payments in the
                                      Balance at               Three Months Ended             Balance at
                                  December 31, 1999              March 31, 2000             March 31, 2000
                                  -----------------            ------------------           --------------
Employee termination costs             $1,118                         $743                       $  375
School closing costs                    1,042                          186                          856
                                      --------                       ------                     --------
Total                                  $2,160                         $929                       $1,231
                                      ========                       ======                     ========

The unpaid school closing costs at March 31, 2000 represent the Company's best estimate of the remaining facility exit costs to be paid. The amount, although not finalized, is not expected to differ materially from the accrued balance at March 31, 2000.

Note 14 - Subsequent Events

On March 21, 2000, later amended on April 18, 2000, the Company announced the commencement of a tender offer to purchase up to 8.5 million shares, or approximately 17% of the outstanding common stock at a single modified "Dutch Auction" per share price within a price range of $15.25 to $17.50 per share. Based upon the results of the auction, the Company has purchased approximately
8.5 million shares at $15.25 per share for at total of approximately $131 million, including transaction costs.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

Overview

The Company generates revenues from four business segments: Sylvan Learning Centers, which earns primarily franchise royalties, franchise sales fees and Company-owned Learning Center revenues; Sylvan Education Solutions, which earns revenues from providing supplemental remedial education services to public and non-public schools as well as providing teacher training services; Sylvan English Language Instruction, which earns fees from the operations of Wall Street Institute and Aspect; and Sylvan International Universities, which earns tuition and fees paid by the students of UEM, which was acquired in April 1999. Additionally, during the first quarter of 2000, the Company initiated a new segment, Sylvan Ventures. Sylvan Ventures is an Internet incubator focused on bringing emerging Internet technology solutions to the education and training marketplace. For the three months ended March 31, 2000, the Sylvan Ventures segment incurred development costs but did not generate revenues.

The following table sets forth the percentage relationships of operating revenues and direct costs for each division, as well as certain income statement line items expressed as a percentage of total revenues for the periods indicated:

                                                                          Three months ended March, 31
                                                                           2000                  1999
                                                                          ------                ------
Revenues:
   Sylvan Learning Centers                                                  27%                   29%
   Sylvan Education Solutions                                               30%                   39%
   Sylvan English Language Instruction                                      26%                   32%
   Sylvan International Universities                                        17%                    0%
                                                                          ------                ------
      Total revenues                                                       100%                  100%
Direct costs:
   Sylvan Learning Centers                                                  21%                   22%
   Sylvan Education Solutions                                               28%                   34%
   Sylvan English Language Instruction                                      26%                   31%
   Sylvan International Universities                                        14%                    0%
                                                                          ------                ------
      Total direct costs                                                    89%                   87%

General and administrative expenses                                          6%                    7%
Sylvan Ventures costs                                                        2%                    0%
                                                                          ------                ------
Operating income                                                             3%                    6%
Non-operating expense                                                        1%                    2%
                                                                          ------                ------
Income from continuing operations before taxes and cumulative effect
   of change in accounting principle                                         2%                    4%
Tax benefit (expense)                                                       (1%)                   0%
                                                                          ------                ------
Income from continuing operations                                            1%                    4%
Discontinued operations:
   Income (loss) from discontinued operations, net of tax                   (2%)                   6%
   Gain on disposal of discontinued operations, net of  tax                339%                    0%
                                                                          ------                ------
Income before cumulative effect of change in accounting principle          338%                   10%
Cumulative effect of change in accounting principle, net of tax              0%                   (2%)
                                                                          ------                ------
Net income                                                                 338%                    8%
                                                                          ======                ======

Results of Operations

  The Company has continued to grow during 2000 in response to the increasing opportunities in the dynamic educational service industry. The core businesses of Sylvan Learning Centers, Sylvan Education Solutions (formerly Contract Services) and Sylvan English Language Instruction were supplemented with the addition of Sylvan International Universities in April 1999. The Company has also moved to address the increasing importance of technology in learning by focusing efforts on applications of Internet technology in the education and instruction marketplaces. In order to fund expansion into Internet applications in educational and training services and to ensure that management remains focused on core business strengths, the Company opted to sell the PACE corporate training business and the Prometric computer-based testing business in December 1999 and March 2000, respectively. The operating results of the discontinued businesses have been reported in the discontinued operations section of the consolidated statement of operations. The following comparison of operating results focuses on the continuing operations of the Company.

Comparison of results for the three months ended March 31, 2000 to results from the three months ended March 31, 1999.

Revenues.  Total revenues from continuing operations increased by $16.0 million,
or 23%, to $85.3 million in 2000 from $69.3 million in 1999.   Included in the
total revenues from continuing operations in 2000 were $14.5 million of revenues from the Universidad Europea de Madrid (UEM), which was acquired in the second quarter of 1999. Total revenues from continuing operations increased 2% excluding the increase caused by the UEM acquisition.

  Sylvan Learning Centers revenue increased by $2.8 million, or 14%, to $22.7 million for the quarter ended March 31, 2000 compared to the same period in 1999. Franchise royalties increased by $0.8 million, or 19%, in 2000 as a result of the net increase of 66 new Centers opened after March 31, 1999, and a 13% increase in same center revenue. Revenues from Company-owned learning centers increased $1.8 million, or 19%, to $11.1 million during 2000. Same center revenues increased 6%, or $0.6 million, with the remaining revenue increase of $1.2 million generated from 14 new Company-owned centers acquired from franchise owners during the past year. International revenues, primarily
Schulerhilfe remained consistent at $4.0 million in 2000 and 1999.   Operating
revenue for Learning Centers represents 27% of total revenues from continuing operations of the Company for the three month period ended March 31, 2000.

  Sylvan Education Solutions revenue decreased by $1.2 million, or 5% to $26.0 million for the quarter ended March 31, 2000 compared to the same period in 1999. Sylvan At School revenue increased $0.2 million or 1% over the same period in 1999. The limited revenue growth for Sylvan At School is a result of a change in the contract model. The new model has lower revenue per school with the school having the responsibility for supplying and paying teachers. This new model results in greater operating margins for the Company. Canter teacher-training revenue decreased $1.5 million to $5.3 million in the first quarter 2000 from $6.8 million in the same period of 1999. The revenue decrease was a result of a change in the timing of recording revenues from Canter's distance learning masters program due to better information regarding collectibility and program cancellation. Operating revenue for Sylvan Education Solutions represents 30% of total revenues from continuing operations of the Company for the three month period ended March 31, 2000.

  Sylvan English Language Instruction revenue decreased $0.2 million or 1%, to $22.2 million for the quarter ended March 31, 2000 compared to the same period in 1999. Wall Street Institute revenue increased $2.2 million to $12.4 million in the first quarter of 2000 from $10.2 million in the first quarter of 1999. New center acquisitions during 1999 resulted in an increase of $1.5 million. Excluding the impact of the new center acquisitions, revenue for Wall Street Institute increased 7% over the first quarter of 1999. The increase is primarily a result of increased educational product sales and increased revenues from the sale of new franchises. Revenue for Aspect decreased $2.4 million to $9.7 million in the first quarter of 2000 from $12.1 million in the same period in 1999. The disposal of a low margin line of business in 1999 accounted for $1.0 million of the decrease in the quarter. The remaining decrease reflects lower sales volume for the

Language Schools and International Sales Offices in the first quarter of 2000 as compared to the same period in 1999. Operating revenue for Sylvan English Language Instruction segment represents 26% of total revenues from continuing operations of the Company for the three month period ended March 21, 2000.

  Sylvan International Universities revenues were $14.5 million for the first quarter of 2000. These revenues were generated from the Universidad Europea de Madrid (UEM). Sylvan acquired a 54% interest in UEM in the second quarter of 1999; therefore, no revenue was reported for the first quarter of 1999. Operating revenue for the Sylvan International Universities segment represents 17% of total revenues from continuing operations of the Company for the three month period ended March 31, 2000.

Direct Costs.   Total direct costs from continuing operations excluding Sylvan
Ventures increased 25% to $75.9 million in 2000 from $60.6 million in 1999. Included in direct costs from continuing operations in the first quarter of 2000 were $11.8 million of costs of UEM, which was acquired in the second quarter of 1999. Total direct costs from continuing operations increased $3.5 million, or 5% excluding the costs related to UEM. Direct costs as a percentage of total revenues increased to 89% in 2000 from 87% in 1999. This increase in direct costs as a percentage of revenues is primarily due to the effects of the change in timing of revenue recognition for Canter's distance learning masters program and a reduction in revenues for Aspect without a corresponding decrease in operating expenses.

  Sylvan Learning Centers expenses increased $2.4 million to $17.7 million, or 78% of Learning Centers revenue for 2000, compared to $15.3 million, or 77%
of Learning Centers revenue for the same period in 1999.   Approximately $1.6
million of the increase in 2000 relates to expenses incurred in Company-owned centers due to the acquisition of franchised learning centers and costs associated with higher revenues at existing Company-owned centers. Expenses as a percentage of revenues in Company-owned learning centers remained consistent with those of the same period last year.

  Sylvan Education Solutions expenses increased by $0.6 million to $24.1 million, or 93% of Sylvan Education Solutions revenue for the quarter ended March 31, 2000, compared to $23.5 million or 87% of Sylvan Education Solutions revenue for the first quarter of 1999. The increase in expenses as a percentage of revenue for the three months ended March 31, 2000 is primarily a result of the change in timing of revenue from Canter's distance learning masters program, due to better information regarding collectibility and program cancellation. This increase was partially offset by the effect of the new Sylvan At School contract model, which has lower revenue per school with the school having the responsibility for supplying and paying teachers. This model results in greater operating margins for the Company.

  Sylvan English Language Instruction expenses increased by $0.6 million to $22.4 million, or 101% of Sylvan English Language Instruction revenue for the three month period ended March 31, 2000, compared to $21.7 million or 97% of
Sylvan English Language revenue for the same period in 1999.   Expenses for Wall
Street Institute increased $2.4 million to $10.9 million or 87% of Wall Street Institute revenues for the quarter ended March 31, 2000 compared to $8.5 million or 83% of Wall Street Institute revenues for the same period in 1999. The increase in expenses as a percentage of revenue for the three months ended March 31, 2000 is primarily a result of increasing overhead costs related to the expanding revenue base. Expenses for Aspect decreased $1.7 million to $11.5 million or 118% of Aspect revenues for the quarter ended March 31, 2000, compared to $13.2 million or 109% of Aspect revenues for the same period in 1999. Expenses decreased $1.0 million as a result of the disposal of a low margin line of business in 1999. The increase in expenses as a percentage of revenue for the three month period ended March 31, 2000 is primarily a result of a reduction of revenues without a corresponding decrease in overhead costs.

  Sylvan International Universities expenses were $11.8 million, or 81% of International Universities revenue for the three month period ended March 31, 2000. These direct expenses consist primarily of personnel, marketing and
advertising, and facility-related costs of UEM.   Sylvan acquired a 54% interest
in UEM in the second quarter 1999 therefore; no expenses were reported in the first quarter 1999.

Other Expenses. General and administrative expenses increased by $0.1 million during the three month period ended March 31, 2000, compared to the same period in 1999. These costs decreased to 6% of total revenues for the three month period ended March 31, 2000, compared to 7% of revenues for the same period in 1999. This decrease in general and administrative expense as a percentage of total revenues is primarily due to the Company's efforts to control overhead costs despite expanding revenues.

  Sylvan Ventures development costs were $1.4 million for the three months
ended March 31, 2000.   The costs for the Company's newest segment primarily
relate to efforts to identify potential investments in the educational services market and to develop and incubate the investments it currently holds. These costs are primarily comprised of professional and consulting fees, Internet development costs, as well as salaries and other related operational expenses.

  Other expense decreased $0.2 million in the first quarter 2000 as compared to the same period in 1999. This decrease is largely attributable to an increase of $2.7 million in interest income related to investing the net proceeds the Company received from the March 2000 sale of Prometric. The increase in interest income was partially offset by a $1.5 million increase in interest expense as a result of borrowings made subsequent to the first quarter of 1999. Additionally, during the first quarter 2000, the Company recorded a $0.8 million minority interest in income of consolidated subsidiary related to UEM.

  The Company's effective tax rate for continuing operations was 40% for the three month period ended March 31, 2000. The reported effective income tax rate exceeds the U.S. federal statutory tax rates due to the impact of state income taxes and the impact of minority interest, partially offset by the effect of income earned in foreign jurisdictions with tax rates lower than the domestic statutory rate. The Company anticipates that its effective income tax rate for the year ending December 31, 2000 will be 40%.

  The Company's effective tax position on continuing operations in 1999 was significantly impacted by utilized tax credits, foreign tax benefits and state income taxes offset by permanent differences that arose due to the significant amount of restructuring and non-recurring charges. Because of these factors, comparison of the 2000 and 1999 effective tax rates is not meaningful. Please refer to the Company's annual report on Form 10-K for the year ended December 31, 1999 for the 1999 tax rate reconciliation.

Income from Continuing Operations. Income from continuing operations decreased by $1.6 million, or 58%, to $1.2 million for the three months ended March 31, 2000 compared to the same period in 1999. The decrease is a result of the factors discussed in the segment operating results.

Income (loss) from Discontinued Operations. Income (loss) from discontinued operations includes the results of Prometric, the Company's computer-based testing business, which was sold on March 3, 2000, and PACE, the Company's corporate training business that was sold December 31, 1999.

Gain on Discontinued Operations. On March 3, 2000, the Company sold Prometric for approximately $775 million in cash. For the three months ended March 31, 2000, the Company recorded an estimated gain on the sale of approximately $288.4 million net of income taxes of approximately $136.8 million, subject to a future adjustment for final working capital. The reduction from the initial estimate of the gain on sale is a result of additional transaction costs and employee participation payments. The Company has estimated the domestic and foreign income taxes resulting from the sale based on the expected allocation of proceeds to subsidiaries that are a party to the transaction and the tax laws of the jurisdictions in which these subsidiaries operate.

Liquidity and Capital Resources

  The Company generated $16.1 million of cash flow from operations for the three month period ended March 31, 2000, a decrease of $11.0 million as compared to the three months ended March 31, 1999. The cash flow from operations consists primarily of income from continuing operations for the period adjusted to exclude non-cash charges (principally depreciation and amortization) resulting in cash from continuing operations of $12.4 million for the three month period ended March 31, 2000. The reduction of net operating assets, primarily as a result of receivable collections of $3.7 million during the period further increased the cash generated by operations. The combination of operating activities and operating asset decreases resulted in the $16.1 million cash flow from operations for the three month period ended March 31, 2000.

  Cash provided by investing activities, was $659.3 million in the three month period ended March 31, 2000 compared to cash used in investing activities of $34.6 million in 1999. The 2000 investment activity was primarily a result of the sale of Prometric ($712.2 million) partially offset by an investment in Chancery Software, Ltd. ($17.1 million) and other advances to affiliates ($2.6 million), the payment of contingent consideration and other accrued liabilities for current and prior period acquisitions ($23.1 million) and the purchase of property and equipment ($10.0 million). The 1999 investment activity was primarily related to investments made to commence operations of the new International Universities division, to acquire existing successful Sylvan Learning and WSI Centers and to invest in furniture, computer equipment and software development for the Company's general business expansion.

   At March 31, 2000, the Company has accrued obligations payable in cash of $12.5 million related to contingent consideration for the Drake and Canter acquisitions. The amounts are expected to be paid later in 2000.

   Cash used in financing activities of $136.7 million in 2000, relates primarily to the repayment of the Company's borrowings under it's revolving
credit facility ($127.6 million).   The Company used a portion of the funds from
the sale of Prometric to fund the repayment.   Additionally, a portion of the
proceeds were used to repurchase shares of common stock ($9.9 million). Cash provided by financing activities in 1999 was primarily a result of $2.8 million received from net borrowings which was used along with operating cash flows to fund investing activities.

   The Company anticipates that cash flow from operations, available cash and existing credit facilities, will be sufficient to meet it's operating requirements, including the expansion of it's existing business over the near term. The proceeds from the sale of Prometric are expected to be used to fund International University acquisitions (approximately $100 million), to fund Sylvan Ventures development costs (approximately $220 million), and to repurchase shares of common stock (approximately $131 million). The Company continues to examine opportunities in the educational services industry for potential synergistic acquisitions.

   On February 24, Management announced a $100 million investment in the Company led by Apollo Management L.P., a private investment firm. Joining Apollo in the investment will be an affiliate of Investor AB, DB (Deutsche Bank) Capital and SKT, LLC. The investment will be in the form of ten-year subordinated debentures. The debentures will have a 5% cash coupon, paid semi-annually, and will be convertible into common stock at $15.735 per share. The transaction is expected to close in the second quarter of 2000.

    On March 21, 2000, later amended on April 18, 2000, the Company announced the commencement of a tender offer to purchase up to 8.5 million shares, or approximately 17% of the outstanding common stock at a single modified "Dutch Auction" per share price within a price range of $15.25 to $17.50 per share. Based upon the results of the auction, the Company has purchased approximately
8.5 million shares at $15.25 per share for at total of approximately $131 million including transaction costs.

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

Restructuring

  During the fourth quarter of 1999, the Company completed an analysis of its operating structure to improve operating efficiency and to enhance shareholder value. This analysis of the Company's operating structure reveled that the significant growth the Company had achieved had come at a cost of increased business complexity, added costs, slowed decision making, and diffused responsibility and accountability within the Company. As a result of this analysis, management approved a formal restructuring plan, and the Company recorded a restructuring charge to operations of approximately $5.1 million.
The restructuring plan was comprised of employee termination and facility exit costs resulting primarily from the Company's plan to exit certain activities outside the core business of providing educational services. Facility exit costs include approximately $3.5 million of costs to close schools and school-based facilities. $3.9 million of the restructuring costs were paid through March 31, 2000. The unpaid school closing costs at March 31, 2000 ($0.9 million) represent the Company's best estimate of the remaining facility exit costs to be paid. The amount, although not finalized, is not expected to differ materially from the balance at March 31, 2000. The Company expects to complete implementation of the plan by the end of the second quarter of fiscal 2000.

  The restructuring plan adopted by management is consistent with the Company's strategy of simplifying the Company by focusing on core educational services business and discontinuing involvement in the corporate training and computerized testing businesses. The restructuring will also streamline the Company operations to allow management to focus on core business competencies and expansion into educational opportunities on the Internet. Direct cost savings from the restructuring plan will be primarily in the form of reduced employee expense across all divisions and in general and administrative expenses, began in the first quarter of 2000. Other changes in the business model through entrance into Internet educational services opportunities and the dynamics of the education marketplace prevent quantification of the impact of future cost savings, if any, from this restructuring plan.

Contingent Matters

  In connection with the Company's acquisition of Canter and based on Canter's earnings in 1999, additional consideration of $9.0 million is expected to be paid to the seller in cash in 2000. The liability and additional goodwill was recorded at December 31, 1999. Additional amounts of contingent consideration are also payable to the seller if specified level of earnings are achieved in 2000, payable in equal amounts of stock and cash. The Company will record the contingent consideration when and if the contingencies are resolved and the additional consideration is payable.

  In connection with the Company's acquisition of Schulerhilfe, the Company paid the sellers an additional $10.4 million of consideration in cash during the first quarter of 2000 based on the amount of 1999 franchise fees which were collected by Schulerhilfe on or before January 31, 2000.

Effects of Inflation

  Inflation has not had a material effect on Sylvan's revenues and income from continuing operations in the past three years. Inflation is not expected to have a material future effect.

Quarterly Fluctuations

  The Company's revenues and operating results have varied substantially from quarter to quarter and may continue to vary, depending upon a number of factors including the timing of contracts funded under Title I or similar programs and the timing of Sylvan Ventures development costs. The Company's English language instruction businesses experience seasonal fluctuations based on the timing of delivery of instruction to individuals. The International Universities segment experiences seasonality in operating results as a result of the school term which extends from September through May with limited summer classes. Additionally, franchise license fees earned by the Company in its Sylvan Learning Centers segment may vary significantly from quarter to quarter. Revenues or profits in any period will not necessarily be indicative of results in subsequent periods.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK
         ------------------------------------------------------

  Market risk is the risk of loss to future earnings, to fair values or to future cash flows that may result from the changes in the price of financial instruments. The company is exposed to financial market risks, including changes in foreign currency exchange rates, interest rates and investments in available-for-sale securities. The Company does not utilize derivative financial instruments, but exposure to market risks is managed though its regular operating and financing activities.

Foreign Currency Risk

  The Company derives approximately 42% of its revenues from continuing operations from customers outside of the United States. This business is transacted through a network of international subsidiaries, generally in the local currency that is considered the functional currency of that foreign subsidiary. Expenses are also incurred in the foreign currencies to match revenues earned and minimize the Company's exchange rate exposure to operating margins. A hypothetical weakening of the U.S. dollar relative to all other currencies should not materially adversely affect expected 2000 earnings or cash flows. The Company generally views its investment in the majority of its foreign subsidiaries as long-term. The functional currencies of these foreign subsidiaries are principally denominated in Euro-based currencies. The effects of a change in foreign currency exchange rates on the Company's net investment in foreign subsidiaries are reflected in other comprehensive income. A 10% depreciation in functional currencies relative to the U.S. dollar would result in a decrease in consolidated stockholders' equity at March 31, 2000 of approximately $8.0 million.

Interest Rate Risk

  The fair value of the Company's cash and cash equivalents would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due to the short-term nature of the Company's portfolio. The Company's long-term revolving credit facility bears interest at variable rates, and the fair value of this instrument is not significantly affected by changes in market interest rates. A 100 basis point increase in interest rates would reduce pretax income for the three months ended March 31, 2000 and 1999 by less than $0.1 million for each period.

Investment Risk

  The Company's investment portfolio is primarily exposed to risks arising from changes in equity prices. The company is exposed to equity price risks on equity securities included in the portfolio of investments entered into for the promotion of business and strategic objectives. These investments are generally small capitalization stocks in the internet segment of the educational services industry. The Company typically does not attempt to reduce or eliminate its market exposure on these securities. A 10% adverse change in equity prices would result in an approximate $0.8 million decrease in the fair value of the Company's available-for-sale securities and comprehensive income.

  The Company's investment portfolio includes a number of holdings of non-publicly traded companies in the educational services industry. The Company values these investments at either cost less impairment (if any) or under the equity method of accounting. Equity method investors are specifically excluded from the scope of this disclosure. Non-public investments where the Company owns less than a 20% stake are subject to fluctuations in market value, but their current illiquidity reduces the exposure to pure market risk.

  All the potential impacts noted above are based on sensitivity analysis performed on the Company's financial position at March 31, 2000. Actual results may differ materially.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

(a) Exhibits
    Reference is made to the Exhibit Index.

(b) Reports on Form 8-K
    The Company filed two reports on Form 8-K during the three month period ended March 31, 2000. The 8-K dated January 31, 2000 related to the sale of Prometric. The 8-K dated March 21, 2000 related to the filing of unaudited pro forma financial statements for the year ended December 31, 1999 relating to the sale of Prometric.


SIGNATURES
----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.


                                         Sylvan Learning Systems, Inc.


Date:  May 12, 2000                      /s/ B. Lee McGee
                                         --------------------------------------
                                         B. Lee McGee, Executive Vice President
                                         and Chief Financial Officer

Exhibit Index


Index
Number                            Description
--------------------------------------------------------------------------------
10.1 Stock Purchase Agreement, dated January 26, 2000 by and among Sylvan Learning Systems, Inc., Prometric, Inc., Prometric Acquisition Corporation and the Thomson Corporation.*

10.2 Acquisition Agreement, dated January 26, 2000 by and among Sylvan I B.V. and Dodd Street Holdings B.V.*

27.1     Financial Data Schedule

27.2     Restated Financial Data Schedule

--------------------------------------------------------------------------------
         * Incorporated by reference from the Exhibits to the Company's current report on Form 8-K, dated January 31, 2000.