Form 10-K/A
period 1999-12-31
SYLVAN LEARNING SYSTEMS INC
filed 2000-06-27
CIK 912766

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

                                      or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

                     Commission File Number       0-22844
                                            -------------

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

Securities registered pursuant to Section 12(b) of the Act:


                                                    Name of each exchange on
       Title of each class                                which registered
    ----------------------                             -------------------
   Common Stock, Par Value $.01                                NASDAQ

   Securities registered pursuant to the Section 12(g) of the Act:  None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) ,of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [_].

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

ITEM 14(a)(1) OF THE REGISTRANT'S FORM 10-K IS HEREBY AMENDED TO READ AS
FOLLOWS:

ITEM 14(a)(1)

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                  PAGE REFERENCE
                                                                                                  FROM FORM 10-K
                                                                                                  --------------
THE COMPANY:

 Report of Independent Auditors..................................................................              32
 Consolidated Balance Sheets as of December 31, 1999 and December 31, 1998.......................              33
 Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and
   1997..........................................................................................              35
 Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999,
   1998 and 1997.................................................................................              36
 Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998
   and 1997......................................................................................              37
 Notes to Consolidated Financial Statements......................................................              38
 Audited Financial Statements of Sylvan Learning Systems, Inc. 401(k) Retirement Savings Plan
   for the year ended December 31, 1999..........................................................              65

                        Report of Independent Auditors

Sylvan Learning Systems, Inc. 401(k) Retirement Savings Plan
Baltimore, Maryland

We have audited the accompanying statements of net assets available for benefits of the Sylvan Learning Systems, Inc. 401(k) Retirement Savings Plan as of December 31, 1999 and 1998, and the related statement of changes in net assets available for benefits for the year ended December 31, 1999. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan at December 31, 1999 and 1998, and the changes in its net assets available for benefits for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

Our audits were performed for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying supplemental schedule of assets held for investment purposes at end of year as of December 31, 1999 is presented for the purpose of additional analysis and is not a required part of the financial statements but is supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. This supplemental schedule is the responsibility of the Plan's management. The supplemental schedule has been subjected to the auditing procedures applied in our audits of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


Baltimore, Maryland
May 25, 2000

         Sylvan Learning Systems, Inc. 401(k) Retirement Savings Plan

                Statements of Net Assets Available for Benefits

                                            December 31
                                         1999          1998
                                   ----------------------------
Assets
Investments                        $   34,313,549   $ 18,125,353

Receivables:
   Employer's contribution              1,217,818        481,692
   Participants' contributions            453,004        352,867
                                   -----------------------------
   Total receivables                    1,670,822        834,559
                                   -----------------------------
Net assets available for benefits  $   35,984,371   $ 18,959,912
                                   =============================

See accompanying notes.

         Sylvan Learning Systems, Inc. 401(k) Retirement Savings Plan

           Statement of Changes in Net Assets Available for Benefits

                         Year ended December 31, 1999

Investment income:
   Interest                                                  $       18,278
   Dividends                                                      2,156,802
                                                             --------------
                                                                  2,175,080

Transfers from merged plans                                       4,502,590
Employee salary deferral contributions                            6,238,446
Employer contribution                                             1,217,818
Employee rollover contributions                                     673,802
                                                             --------------
Total additions                                                  14,807,736

Participant withdrawals                                          (2,172,316)

Net realized and unrealized appreciation in
 fair value of investments                                        4,389,039
                                                             --------------

Net increase                                                     17,024,459
Net assets available for benefits at beginning of year           18,959,912
                                                             --------------
Net assets available for benefits at end of year             $   35,984,371
                                                             ==============

See accompanying notes.

         Sylvan Learning Systems, Inc. 401(k) Retirement Savings Plan

                         Notes to Financial Statements

1.   Significant Accounting Policies

Basis of Accounting

The financial statements of the Sylvan Learning Systems, Inc. (the "Company" or "Plan Sponsor") Retirement Plan are prepared using the accrual method of accounting.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Investment Valuation and Income Recognition

Investments are stated at fair value. Sylvan Learning Systems, Inc. common stock is valued at the last reported sales price on the last business day of the plan year. Mutual funds are reported at current redemption value. Participant loans are carried at their unpaid principal balance, which approximates fair value.

Realized gains or losses on the sale of investments are computed as the difference between the proceeds received and the average cost of investments held. The change in the difference between cost and fair value, including realized gains and losses, is included in the statements of changes in net assets available for benefits as net appreciation or depreciation in the fair value of investments.

Purchases and sales of securities are recorded on a trade-date basis. Interest income is recorded on the accrual basis. Dividends are recorded on the ex-dividend date.

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

General

The Plan is a defined contribution plan covering substantially all employees of the Company and of Caliber Learning Network, Inc. (a corporate joint venture 10% owned by the Company) and effective January 1, 1999, of Experior, LLC (a corporate joint venture) who have completed 90 days of service. It is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA). All investment programs are fully participant-directed.

Plan Mergers

In connection with the Company's prior acquisitions of Canter and Associates, Inc., Aspect, Inc., Pacific Language Associates, Inc., Block Testing Services L.P., National Assessment Institute, Inc. and Berman, Peverley and Associates, the 401(k) plans of these entities were merged into the Company's Plan at various dates between April and September 1999. The combined net assets transferred into the Plan was $4,502,590.

Contributions

Participants may contribute up to 20% and 15% of their pretax annual compensation, subject to certain annual limitations imposed by the Internal Revenue Code, in 1999 and 1998, respectively. In addition, employees may rollover distributions received from other plans. The Company makes a discretionary matching contribution equal to a percentage of the amount of the compensation that the participant elected to contribute up to a maximum of 6% of the participant's compensation. The matching contribution percentage for 1999 was 50% of the first 3% and 25% on the next 3% of the participant contribution and for 1998 it was 25% of the first 6% of the participant contribution. Additional discretionary contributions may be made at the option of the Company. There were no additional discretionary contributions made by the Company in 1999.

         Sylvan Learning Systems, Inc. 401(k) Retirement Savings Plan

2.   Plan Description (continued)

Participant Accounts

Each participant account is credited with the participant's contribution and an allocation of (a) the Company's contribution, (b) Plan earnings, and (c) forfeitures of terminated participants' nonvested accounts. Allocations are based on participant earnings or account balances, as defined. The benefit to which a participant is entitled is the benefit that can be provided from the participant's account.

Vesting

Participants are immediately vested in their contributions plus earnings thereon. Vesting in the Company's discretionary contributions, if any, plus earnings thereon is based on years of continuous service at a rate of 20 percent per year, after the first year of service. A participant is 100 percent vested after five years of service.

Investments

Upon enrollment in the Plan, a participant may direct employee contributions in any of the available investment options. At December 31, 1999, the following investment options were available: Sylvan Learning Systems, Inc. common stock, Legg Mason Value Trust, and the following Putnam Funds: Growth and Income Fund, Income Fund, Vista Fund, OTC and Emerging Growth Fund, International Growth Fund, and Stable Value Fund. Participants have the opportunity to change their investment options daily.

Participant Loans

Participants may borrow from their account balances a minimum of $1,000 up to a maximum of the lesser of $50,000 or 50% of their vested account balance. Principal and interest are repaid ratably through payroll deductions over loan terms, which generally do not exceed five years. Hardship distributions are also permitted from a participant's account.

         Sylvan Learning Systems, Inc. 401(k) Retirement Savings Plan

2.   Plan Description (continued)

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

3.   Investments

During 1999 the Plan's investments (including investments bought, sold as well as held during the year) appreciated in fair value by $4,389,039, as follows:

                                                              Year ended
                                                              December 31
                                                                 1999
                                                            --------------


Fair value as determined by quoted market price:
 Sylvan Learning Systems, Inc. common stock                 $  (2,722,212)
 Mutual funds                                                   7,111,251
                                                            -------------
                                                            $   4,389,039
                                                            =============

         Sylvan Learning Systems, Inc. 401(k) Retirement Savings Plan

3.   Investments (continued)

Investments that represent 5% or more of fair value of the Plan's net assets are as follows:

                                                    December 31
                                                 1999         1998
                                             ---------------------------
Sylvan Learning Systems, Inc. common stock   $  2,306,308   $ 3,943,030
Putnam Growth and Income Fund                   6,572,293     4,544,209
Putnam Vista Fund                               5,642,123     2,631,343
Putnam OTC and Emerging Growth Fund            10,398,121     2,692,869
Putnam International Growth Fund                4,498,578     1,961,757
Putnam Stable Value Fund                        2,149,926     1,363,532

4.   Income Tax Status

The Plan has received a determination letter from the Internal Revenue Service dated June 2, 1997, stating that the Plan is qualified under Section 401(a) of the Internal Revenue Code (the "Code") and, therefore, the related trust is exempt from taxation. Once qualified, the Plan is required to operate in conformity with the Code to maintain its qualification. The Plan Sponsor has indicated that it will take the necessary steps, if any, to maintain the Plan's qualified status.

         Sylvan Learning Systems, Inc. 401(k) Retirement Savings Plan

                               EIN:  52-1492296
                                  Plan # 001

                             Schedule H, Line 4i--
        Schedule of Assets Held for Investment Purposes at End of Year

                               December 31, 1999

                                         Description of Investment
                                         Including Maturity Date,
     Identity of Issue, Borrower,        Rate of Interest, Par or                            Current
     Lessor or Similar Party                 Maturity Value                      Cost         Value
--------------------------------------------------------------------------------------------------------
*Sylvan Learning Systems, Inc.           177,407 shares of common
                                          stock                            $    3,826,221   $  2,306,308
Mutual Funds:
     Legg Mason Value Trust               18,204 shares                         1,270,254      1,370,117
    *Putnam Growth and Income Fund       350,522 shares                         7,261,787      6,572,293
    *Putnam Income Fund                  178,255 shares                         1,223,882      1,133,700
    *Putnam Vista Fund                   323,146 shares                         4,268,862      5,642,123
    *Putnam OTC and Emerging
       Growth Fund                       280,954 shares                         5,233,621     10,398,121
    *Putnam International Growth Fund    151,569 shares                         2,910,053      4,498,578
    *Putnam Stable Value Fund            2,149,926 shares                       2,149,926      2,149,926

*Participant loans                       $242,383 principal balance,
                                          various rates and maturities                  -        242,383
                                                                           -----------------------------
Total investments                                                          $  28,144,606    $ 34,313,549
                                                                           =============================

* Party-in-interest

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Sylvan Learning Systems, Inc.


                                   By /s/ B. Lee McGee
                                          -----------------------
                                          B. Lee McGee, Chief Financial Officer

                                   Date: June 27, 2000

                                 EXHIBIT INDEX


Exhibit No.                  Description
-----------                  -------------------------------
23.01                        Consent of Independent Auditors