Form 10-Q
period 2000-06-30
SYLVAN LEARNING SYSTEMS INC
filed 2000-08-14
CIK 912766

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarter ended June 30, 2000 or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to _________.

                     Commission File Number       0-22844
                                                  -------


                         SYLVAN LEARNING SYSTEMS, INC.
                         -----------------------------
            (Exact name of registrant as specified in its charter)


                Maryland                                    52-1492296
     -------------------------------                    ------------------
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                    Identification No.)


1000 Lancaster Street, Baltimore, Maryland                     21202
------------------------------------------                  -----------
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

The registrant had 41,927,220 shares of Common Stock outstanding as of August 09, 2000.

                         SYLVAN LEARNING SYSTEMS, INC.
                         -----------------------------

                                     INDEX
                                     -----

PART I. -  FINANCIAL INFORMATION                                                                   Page No.
                                                                                                   --------
           Item 1.       Financial Statements (Unaudited)

                         Consolidated Balance Sheets - June 30, 2000 and
                            December 31, 1999......................................................   3

                          Consolidated Statements of Income - Three months ended
                            June 30, 2000 and June 30, 1999........................................   5

                          Consolidated Statements of Income - Six months ended
                            June 30, 2000 and June 30, 1999........................................   6

                          Consolidated Statements of Cash Flows - Six months ended
                            June 30, 2000 and June 30, 1999........................................   7

                          Notes to Consolidated Financial Statements - June 30, 2000...............   8

            Item 2.       Management's Discussion and Analysis of Financial
                            Condition and Results of Operations....................................  18

            Item 3.       Quantitative and Qualitative Disclosure of Market Risk...................  27


PART II. - OTHER INFORMATION

            Item 6.       Exhibits and Reports on Form 8-K.........................................  29

            SIGNATURES.............................................................................  29

                SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                 (Amounts in thousands, except per share data)

                                                                   June 30,    December 31,
                                                                    2000           1999
                                                                ------------   --------------
                                                                 (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                                      $  421,241       $ 20,410
  Marketable securities                                              61,774         10,890

  Receivables:
    Accounts receivable                                              55,130         53,118
    Costs and estimated earnings in excess of billings on
      uncompleted contracts                                             766          3,061
    Notes receivable from tuition financing                           5,972          4,647
    Other notes receivable                                           22,884         16,783
    Other receivables                                                 3,051          1,265
                                                                 ----------       --------
                                                                     87,803         78,874
      Allowance for doubtful accounts                                (3,928)        (3,407)
                                                                 ----------       --------
                                                                     83,875         75,467
  Inventory                                                           6,207          6,261
  Deferred income taxes                                               6,963          6,963
  Prepaid expenses and other current assets                          16,718         11,459
  Net current assets of discontinued operations                          --        280,287
                                                                 ----------       --------
Total current assets                                                596,778        411,737

Notes receivable from tuition financing, less current portion         6,716          5,330
Other notes receivable, less current portion                          2,957          1,879
Costs and estimated earnings in excess of billings on
  uncompleted contracts, less current portion                            68            289

Property and equipment:
  Land and buildings                                                 69,083         73,167
  Furniture, computer equipment and software                         79,016         74,774
  Leasehold improvements                                             12,467         11,736
                                                                 ----------       --------
                                                                    160,566        159,677
  Accumulated depreciation                                          (37,478)       (31,957)
                                                                 ----------       --------
                                                                    123,088        127,720
Intangible assets:
  Goodwill                                                          225,358        201,716
  Other                                                               2,596          2,574
                                                                 ----------       --------
                                                                    227,954        204,290
  Accumulated amortization                                          (16,389)       (12,118)
                                                                 ----------       --------
                                                                    211,565        192,172
Deferred costs, net of accumulated amortization of $1,380
  and $984 at June 30, 2000 and December 31, 1999                     5,402          3,641
Investments in and advances to affiliates                            30,714         13,317
Other investments                                                    22,207         25,933
Other assets                                                          7,645          6,108
                                                                 ----------       --------
Total assets                                                     $1,007,140       $788,126
                                                                 ==========       ========

See accompanying notes to financial statements.

                SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                 (Amounts in thousands, except per share data)


                                                                           June 30,       December 31,
                                                                             2000             1999
                                                                        -------------    --------------
                                                                         (Unaudited)
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable and accrued expenses                                  $    43,312       $    51,917
  Income taxes payable                                                       129,707             9,465
  Current potion of long-term debt                                            16,069            14,436
  Due to shareholders of acquired companies                                   16,194            22,474
  Deferred revenue                                                            29,777            36,855
                                                                        ------------     -------------
Total current liabilities                                                    235,059           135,147

Long-term debt, less current portion                                         123,999           151,204
Deferred income taxes                                                         12,225            12,547
Other long-term liabilities                                                    2,799             3,050
                                                                        ------------     -------------
Total liabilities                                                            374,082           301,948

Minority interest                                                             21,849            12,085

Stockholders' equity:
  Preferred stock, par value $0.01 per share -- authorized
    10,000 shares, no shares issued and outstanding as of
    June 30, 2000 and December 31, 1999                                            -                 -
  Common stock, par value $0.01 per share -- authorized
    90,000 shares, issued and outstanding shares of
    41,916 as of June 30, 2000 and 50,904 as of
    December 31, 1999                                                            419               509
  Additional paid-in capital                                                 276,654           414,567
  Retained earnings                                                          347,675            60,762
  Accumulated other comprehensive loss                                       (13,539)           (1,745)
                                                                        ------------     -------------
Total stockholders' equity                                                   611,209           474,093
                                                                        ------------     -------------
Total liabilities and stockholders' equity                               $ 1,007,140       $   788,126
                                                                        ============     =============

See accompanying notes to financial statements.

                SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES
                       Consolidated Statements of Income
                 (Amounts in thousands, except per share data)

                                                                Three months ended June 30,
                                                                2000                 1999
                                                                                  (Restated)
                                                              --------------------------------
                                                                         (Unaudited)
Revenues                                                      $ 92,490              $ 89,928

Cost and expenses
Direct costs                                                    81,168                74,353
General and administrative expenses                              4,566                 5,042
Sylvan Ventures development costs                                3,207                    --
                                                              --------              --------
Total expenses                                                  88,941                79,395
                                                              --------              --------

Operating income                                                 3,549                10,533

Other income (expense)
Investment and other income                                      6,605                   112
Interest expense                                                  (946)               (1,148)
Equity in net loss of affiliates
    - Sylvan Ventures                                             (829)                   --
    -Sylvan Learning Systems                                      (283)                 (625)
                                                              --------              --------
                                                                (1,112)                 (625)
Minority interest in income of consolidated subsidiary            (315)               (1,174)
                                                              --------              --------
Income from continuing operations before income taxes            7,781                 7,698

Income tax expense                                              (3,112)               (1,199)
                                                              --------              --------
Income from continuing operations                                4,669                 6,499

Income from discontinued operations, net of income
  tax expense of $4,667 in 1999                                     --                 4,884
                                                              --------              --------

Net income                                                    $  4,669              $ 11,383
                                                              ========              ========

Earnings per common share, basic:
  Income from continuing operations per share, basic          $   0.10              $   0.13
  Earnings per common share, basic                            $   0.10              $   0.22

Earnings per common share, diluted:
  Income from continuing operations per share, diluted        $   0.10              $   0.12
  Earnings per common share, diluted                          $   0.10              $   0.21

See accompanying notes to financial statements.

                SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES
                       Consolidated Statements of Income
                 (Amounts in thousands, except per share data)

                                                                       Six months ended June 30,
                                                                       2000                 1999
                                                                                         (Restated)
                                                                     -------------------------------
                                                                              (Unaudited)
Revenues                                                              $ 177,773           $ 159,272

Cost and expenses

Direct costs                                                            157,085             134,903
General and administrative expenses                                       9,367               9,766
Sylvan Ventures development costs                                         4,589                   -
                                                                      ---------           ---------
Total expenses                                                          171,041             144,669
                                                                      ---------           ---------

Operating income                                                          6,732              14,603

Other income (expense)
Investment and other income                                               9,136                  53
Interest expense                                                         (3,051)             (1,784)
Equity in net loss of affiliates
   -Sylvan Ventures                                                      (1,109)                  -
   -Sylvan Learning Systems                                                (879)             (1,388)
                                                                      ---------           ---------
                                                                         (1,988)             (1,388)
Minority interest in income of consolidated subsidiary                   (1,066)             (1,174)
                                                                      ---------           ---------
Income from continuing operations before income taxes
  and cumulative effect of change in accounting principle                 9,763              10,310

Income tax expense                                                       (3,905)               (979)
                                                                      ---------           ---------
Income from continuing operations before cumulative
  effect of change in accounting principle                                5,858               9,331

Income (loss) from discontinued operations, net of income
  tax expense of $163 in 2000 and $8,391 in 1999                         (1,647)              8,859
Gain on disposal of discontinued operations, net of income
  tax expense of $136,762                                               288,454                   -
                                                                      ---------           ---------

Income before cumulative effect of change in accounting
   principle                                                            292,665              18,190
Cumulative effect of change in accounting principle, net of
   income tax benefit of $682 in 1999                                         -              (1,323)
                                                                      ---------           ---------
Net income                                                            $ 292,665           $  16,867
                                                                      =========           =========

Earnings per common share, basic:
  Income from continuing operations before cumulative
    effect of change in accounting principle per share, basic         $    0.12           $    0.18
  Earnings per common share, basic                                    $    6.10           $    0.33

Earnings per common share, diluted:
  Income from continuing operations before cumulative
    effect of change in accounting principle per share, diluted       $    0.12           $    0.17
  Earnings per common share, diluted                                  $    6.01           $    0.32

See accompanying notes to financial statements.

                SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                            (Amounts in thousands)

                                                                                    Six months ended June 30,
                                                                                     2000              1999
                                                                                  -----------------------------
                                                                                           (Unaudited)
Operating activities
Net income                                                                        $ 292,665          $  16,867
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
      Depreciation                                                                   10,106             11,030
      Amortization                                                                    6,489             10,066
      Gain on disposal of discontinued operations                                  (288,454)                --
      Cumulative effect of change in accounting principle                                --              2,005
      Deferred income taxes                                                             370                (40)
      Equity in net loss of affiliates                                                2,475                444
      Minority interest in income of consolidated subsidiary                          1,066              1,174
      Other non-cash items                                                              196                121
      Changes in operating assets and liabilities:
        Receivables                                                                 (13,087)            (2,695)
        Inventory, prepaid and other current assets                                   2,637                934
        Payables and accrued expenses                                                    32             (2,619)
        Deferred revenue and other current liabilities                              (23,020)             4,317
                                                                                  ---------          ---------
Net cash (used in) provided by operating activities                                  (8,525)            41,604
                                                                                  ---------          ---------
Investing activities
Purchase of marketable securities                                                   (58,006)            (2,025)
Proceeds from sale of marketable securities                                           1,272              2,855
Investment in and advances to affiliates                                            (20,942)              (679)
Increase in other investments                                                            --             (2,416)
Purchase of property and equipment                                                  (13,706)           (22,043)
Proceeds from sale of Prometric, net of closing costs                               710,312                 --
Purchase of Ivy West, including direct costs of acquisition, net of
   cash received                                                                     (7,288)                --
Purchase of Universidad Europea de Madrid, including
   direct cost of acquisition, net of cash received                                      --            (25,768)
Cash paid for other acquired businesses, net of cash received                       (14,876)           (16,355)
Payment of contingent consideration for prior period acquisitions                   (19,323)           (16,475)
Expenditures for deferred costs                                                      (2,393)            (2,981)
Increase in other assets                                                             (1,369)            (4,906)
                                                                                  ---------          ---------
Net cash provided by (used in) investing activities                                 573,681            (90,793)
                                                                                  ---------          ---------
Financing activities
Proceeds from exercise of options and warrants                                          263              2,392
Proceeds from issuance of common stock                                                  723                716
Repurchases of common stock                                                        (139,957)            (7,764)
Proceeds from issuance of long-term debt                                            130,752             74,760
Payments on long-term debt and capital lease obligations                           (161,555)           (16,965)
Cash received from minority interest partners in Sylvan Ventures                      9,302                 --
                                                                                  ---------          ---------
Net cash (used in) provided by financing activities                                (160,472)            53,139
                                                                                  ---------          ---------
Effect of subsidiary year-end change on cash and cash equivalents                    (2,565)                --
Effects of exchange rate changes on cash                                             (1,288)            (2,260)
                                                                                  ---------          ---------
Net increase in cash and cash equivalents                                           400,831              1,690
Cash and cash equivalents at beginning of period                                     20,410             33,170
                                                                                  ---------          ---------
Cash and cash equivalents at end of period                                        $ 421,241          $  34,860
                                                                                  =========          =========

Notes to Consolidated Financial Statements
Unaudited
(Amounts in thousands, except per share amounts)

June 30, 2000

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The consolidated balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Sylvan Learning Systems, Inc. and Subsidiaries (the "Company") annual report on Form 10-K for the year ended December 31, 1999.

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

Summarized operating information of the Company's discontinued operations, including both Prometric for 1999 and the period owned in 2000 and PACE for 1999, are as follows for the six months ended June 30:

                                                     2000            1999
                                                 ------------    ------------
Revenues                                            $  37,912       $ 112,966
                                                 ------------    ------------
Income (loss) before income taxes                      (1,484)         17,251
Income tax expense                                        163           8,392
                                                 ------------    ------------
Net income (loss)                                   $  (1,647)      $   8,859
                                                 ============    ============

Included in income from discontinued operations for the six month periods ended June 30, 2000 and 1999 is an allocation of corporate interest expense of $678 and $664, respectively, based upon a percentage of the net equity investment in discontinued operations to the net equity of the Company including the discontinued operations.

Note 3 - Commencement of New Segment

The Company's newest segment, Sylvan Ventures, began operations during the first quarter of 2000. Sylvan Ventures invests in and incubates companies to bring emerging technology solutions to the education and training marketplace. During the six month period ended June 30, 2000, Sylvan included its investments in Caliber Learning Network, Inc., OnLine Learning.net, ZapMe! Corp., and Sylvan's on-line tutoring venture - eSylvan as part of the Sylvan Ventures segment.

During the six month period ended June 30, 2000, the Sylvan Ventures segment incurred development costs related to its efforts to develop the investments, identify potential additional investments and operate eSylvan. These costs were comprised primarily of Internet development, technology infrastructure, start-up costs, professional fees, consulting fees, salaries and other related operational costs.

The Company has committed to fund $285,000 to Sylvan Ventures including contributions of Internet investments. On June 30, 2000, an agreement was finalized with affiliates of Apollo Management L.P. to provide $100,000 in funding for Sylvan Ventures. Additionally, certain members of the Company's management and other investors at management's discretion will invest $15,000 in Sylvan Ventures. The Company, however, will maintain a majority-ownership position in Sylvan Ventures and account for Sylvan Ventures as a consolidated subsidiary with a minority interest balance representing the minority owners' net investment.

Note 4 - Change in Year-end of Subsidiary

Effective January 1, 2000 the Company changed the year-end of its wholly owned subsidiary, Aspect Language Schools, Inc. ("Aspect") from September 30 to December 31 to produce a consistent reporting period for the consolidated entity. As a result of this change in year-end, Aspect's net results of operations for the three-month period ended December 31, 1999 are reflected as an adjustment to retained earnings on the consolidated balance sheet as of January 1, 2000. The impact of this change resulted in a decrease in retained earnings of approximately $5,752. The results of Aspect's operations for the period October 1, 1999 to December 31, 1999 are summarized as follows:



                                                            Three months ended
                                                             December 31, 1999
                                                            ------------------
Revenues                                                             $  10,709
Direct costs                                                           (16,350)
                                                                    ----------
Operating loss                                                          (5,641)
Other expense                                                             (111)
                                                                    ----------
Loss from continuing operations before income taxes                     (5,752)
Income tax benefit                                                           -
                                                                    ----------
Net loss                                                             $  (5,752)
                                                                    ==========

Direct costs for the three months ended December 31, 1999 included $1,300 of advertising costs, which had been treated as prepaid prior to the October 1 start of the program term, $1,500 of salaries, travel and other costs for the relocation of the corporate management offices, which occurred in the three months ended December 31, 1999, and $400 of goodwill impairment write-offs related to the closing of two schools, which was announced in the three months ended December 31, 1999.

Note 5 - Marketable Securities

The following is a summary of marketable securities:

                                          June 30,   December 31,
                                            2000         1999
                                         ---------   ------------
Equity securities                          $ 2,553        $ 8,281
Debt securities                             57,992             --
Cash reserve fund                            1,229          2,609
                                         ---------   ------------
                                           $61,774        $10,890
                                         =========   ============

The Company's investment in debt securities mature within one year of the balance sheet date.

Note 6 - Investments in and Advances to Affiliates

The Company's investments in and advances to affiliates includes a 10% voting interest in Caliber Learning Network, Inc. ("Caliber"), and related loans. Caliber is a publicly-traded company formed for the purpose of providing learning services to corporations and universities using the Internet, telecommunications and multimedia technology.

The Company's investment in and advances to Caliber consist of the following:

                                                  June 30,       December 31,
                                                    2000            1999
                                                 ----------      ------------
Invested capital                                   $ 18,515          $ 17,348
Amounts due for management fee                          923               167
                                                 ----------      ------------
                                                     19,438            17,515
Allocable share of losses from inception             (8,250)           (6,740)
                                                 ----------      ------------
                                                   $ 11,188          $ 10,775
                                                 ==========      ============


Summarized financial data of Caliber is as follows:

                                                  June 30,       December 31,
                                                    2000            1999
                                                 ---------       ------------
Balance sheet data:
Current assets                                     $19,042            $31,765
Non-current assets                                  19,428             21,519
Current liabilities                                 14,342             12,570
Non-current liabilities                              7,731             10,250
Redeemable preferred stock                          15,731             15,153


                                                Three months ended June 30,
                                                 2000               1999
                                               --------           --------
Statement of operations data:
Revenues                                        $ 6,080            $ 6,570
Operating loss                                   (7,401)            (6,052)
Net loss                                         (6,846)            (6,094)

                                       Six months ended June 30,
                                          2000         1999
                                       ---------     --------
Statement of operations data:
Revenues                                $ 11,150     $ 11,128
Operating loss                           (14,683)     (12,210)
Net loss                                 (14,144)     (12,236)

Investments in and advances to affiliates include other investments totaling $19,526 and $2,542 at June 30, 2000 and December 31, 1999, respectively. The Company's allocable share of losses related to these investments for the six month periods ended June 30, 2000 and 1999 was $1,988 and $1,388, respectively.

Note 7 - Long-Term Debt

Long-term debt consists of the following at June 30, 2000 and December 31, 1999:

                                                            June 30,      December 31,
                                                              2000           1999
                                                           --------------------------
     Long-term revolving credit facility with banks        $     --         $ 122,991
     Convertible debentures                                  100,000               --
     Mortgages and notes payable bearing interest
      at rates ranging from 4.25% to 8.00%                    11,132            5,479
     Mortgages, notes payable, and lines of credit
      related to UEM                                          28,936           37,170
                                                           ---------        ---------
                                                             140,068          165,640
     Less:  current portion of long-term debt                (16,069)         (14,436)
                                                           ---------        ---------
     Total long-term debt                                  $ 123,999        $ 151,204
                                                           =========        =========

At June 30, 2000, the Company had a revolving credit facility (the "Facility") with a group of five banks, which allowed the Company to borrow up to an aggregate of $100,000 at variable rates. Outstanding borrowings under the Facility are unconditionally guaranteed by a pledge of the capital stock of the Company's subsidiaries, and are due on December 23, 2003. As of December 31, 1999, the Company had $122,991 of borrowings outstanding under the facility, which were repaid in the first quarter of 2000 with a portion of the proceeds from the sale of Prometric. Debt covenants of the Facility require the Company to maintain certain debt-to-earnings and interest coverage ratios. Other provisions require maintenance of minimum net worth levels and restrict advances, investments, loans, capital expenditures and dividends.

The outstanding borrowings assumed as part of the Universidad Europea de Madrid ("UEM") acquisition are secured by the underlying property and fixed assets of the university. These borrowings bear interest at a blended variable rate of approximately 5.02% as of June 30, 2000, and 4.75% as of December 31, 1999.

On June 30, 2000, the Company issued $100,000 of ten year convertible subordinated debentures. The debentures bear interest at a rate of 5.00%, paid semi-annually, and are convertible at any time into the Company's common stock at $15.735 per share. The debenture bonds mature on June 30, 2010.

Note 8 - Due to Shareholders of Acquired Companies

Due to shareholders of acquired companies consists of the following:


                                                                  June 30,     December 31,
                                                                    2000          1999
                                                                 ----------    ------------
Amounts payable to former shareholders of Schulerhilfe in cash     $    --      $10,424
Amounts payable to former shareholders of Canter in cash            13,144        9,000
Amounts payable to former shareholders of Prometric in cash          3,050        3,050
                                                                   -------      -------
                                                                   $16,194      $22,474
                                                                   =======      =======

In connection with the Company's acquisition of Canter and based on Canter's earnings in 1999, additional consideration of $9,000 was paid to the seller in cash in the second quarter of 2000. The liability and additional goodwill was recorded at December 31, 1999. Additional consideration of $13,100 was accrued as of June 30, 2000, and additional goodwill was recorded, for a final settlement with the former shareholders of Canter.

In connection with the Company's 1998 acquisition of Schulerhilfe, the Company paid the sellers a final payment of an additional $10,400 of consideration in cash during the first quarter of 2000. This amount was based on the amount of 1999 franchise fees, which were collected by Schulerhilfe on or before January 31, 2000.

Note 9 - Income Taxes

The tax provisions for the three month and six month periods ended June 30, 2000 and 1999 are based on the estimated effective tax rates applicable for the full years, after giving effect to significant unusual items related specifically to the interim periods. The Company's income tax provisions for all periods consist of federal, state, and foreign income taxes. The Company's effective tax rate from continuing operations was 40% for the three month and six month periods ended June 30, 2000. The Company estimates that its effective income tax rate from continuing operations for the year ended December 31, 2000 will be 40%.

The Company's effective tax position on continuing operations in 1999 was significantly impacted by utilized tax credits, foreign tax benefits and state income taxes offset by permanent differences that arose due to the significant amount of restructuring and non-recurring charges. Because of these factors, comparison of the 2000 and 1999 effective tax rates is not meaningful.

Note 10- Earnings Per Share

The following table summarizes the computations of basic and diluted earnings per common share:

                                                                 Three months ended June 30,  Six months ended June 30,
                                                                    2000        1999             2000          1999
                                                                 --------     --------         --------      --------
Numerator used in basic and diluted earnings per common share:
      Income from continuing operations, before cumulative
        effect of change in Accounting principle                 $  4,669     $  6,499         $  5,858      $  9,331
      Income (loss) from discontinued operations, net of tax            -        4,884           (1,647)        8,859
      Gain on disposal of discontinued operations, net of tax           -            -          288,454             -
      Cumulative effect of change in accounting principle,              -            -                -        (1,323)
        net of tax
                                                                 --------     --------         --------      --------
      Net income                                                 $  4,669     $ 11,383         $292,665      $ 16,867
                                                                 ========     ========         ========      ========

Denominator:
   Weighted average common shares outstanding                      45,110       51,841           47,955        51,539
   Net effect of dilutive stock options based on treasury
     stock method                                                     645        1,733              707         2,006
   Effect of dilutive convertible debentures                           70            -               35             -
                                                                 --------     --------         --------      --------
   Weighted average common shares outstanding and
      common stock equivalents                                     45,825       53,574           48,697        53,545
                                                                 ========     ========         ========      ========

Earnings per common share, basic:
      Income from continuing operations, before cumulative
        effect of change in accounting principle                 $   0.10     $   0.13         $   0.12      $   0.18
      Income (loss) from discontinued operations, net of tax            -         0.09            (0.03)         0.17
      Gain on disposal of discontinued operations, net of tax           -            -             6.01             -
      Cumulative effect of change in accounting principle,
         net of tax                                                     -            -                -         (0.02)
                                                                 ========     ========         ========      ========
      Earnings per common share, basic                           $   0.10     $   0.22         $   6.10      $   0.33
                                                                 ========     ========         ========      ========
Earnings per common share, diluted:
      Income from continuing operations, before cumulative
       Effect of change in accounting principle                  $   0.10     $   0.12         $   0.12      $   0.17
      Income (loss) from discontinued operations, net of tax            -         0.09            (0.03)         0.17
      Gain on disposal of discontinued operations, net of tax           -            -             5.92             -
      Cumulative effect of change in accounting principle,
        net of tax                                                      -            -                -         (0.02)
                                                                 ========     ========         ========      ========
      Earnings per common share, diluted                         $   0.10     $   0.21         $   6.01      $   0.32
                                                                 ========     ========         ========      ========

Note 11 - Stockholders' Equity

On May 5, 2000, upon conclusion of a Company sponsored tender offer, the Company purchased approximately 8.5 million shares at $15.25 per share. The value of the shares purchased was approximately $130,097, including transaction costs.

The components of stockholders' equity are as follows:


                                                                                         Accumulated
                                                       Additional                            Other                Total
                                          Common        Paid-In        Retained          Comprehensive          Stockholders'
                                          Stock         Capital        Earnings          Income (Loss)            Equity
                                          -----         -------        --------          -------------            ------
Balance at December 31, 1999            $     509      $ 414,567       $  60,762           $  (1,745)             $ 474,093

Repurchase of 8,507 shares of
  common stock in connection
  with the self tender offer                  (85)      (130,012)                                                  (130,097)

Repurchase of 639 shares of
  common stock                                 (6)        (9,854)                                                    (9,860)

Options exercised for purchase
  of 55 shares of common stock,
  including income tax benefit of
  $104                                                       367                                                        367

Stock options granted to non-
  employees                                                   56                                                         56

Issuance of 57 shares of
  common stock in connection
  with the Employee Stock
  purchase Plan                                 1            722                                                        723

Effect of subsidiary's year-end
  change (See Note 4)                                                     (5,752)                                    (5,752)

Effect of stock option vesting
  acceleration for employees of
  discontinued operations                                    171                                                        171

Issuance of 45 shares of common
   stock in connection with other
   acquisitions                                              637                                                        637

Comprehensive income:
  Net income for the six
    months ended June 30, 2000                                           292,665                                    292,665

  Other comprehensive income (loss):
    Unrealized loss on marketable
      securities                                                                              (5,728)                (5,728)
    Foreign currency translation
      adjustment                                                                              (6,066)                (6,066)
                                                                                                                  ---------
Total comprehensive income                                                                                          280,871
                                        ---------      ---------       ---------           ---------              ---------
Balance at June 30, 2000                $     419      $ 276,654       $ 347,675           $ (13,539)             $ 611,209
                                        =========      =========       =========           =========              =========

Note 12 - Contingencies

The Company is the defendant in a legal proceeding filed on November 18, 1996 by ACT, Inc., an Iowa nonprofit corporation formerly known as American College Testing Program, Inc. ("ACT"). ACT's claim arises out of the Company's acquisition of rights to administer testing services for the National Association of Securities Dealers, Inc. ("NASD"). ACT has asserted that the Company tortuously interfered with ACT's relations, contractual and quasi-contractual, with the NASD, that the Company caused ACT to suffer the loss of its advantageous economic prospects with the NASD and other ACT clients and that the Company has monopolized and attempted to monopolize the computer-based testing services market. ACT has claimed unspecified amounts of compensatory, treble and punitive damages, as well as injunctive relief. If ACT were awarded significant compensatory or punitive damages, it could materially adversely affect the Company's results of operations and financial condition. In a May 8, 2000 ruling on the Company's motions in limine, the court ruled that ACT is precluded from offering evidence of any damages it incurred from the loss of the NASD business. No trial date is currently set and the court is reviewing a series of motions, which could conclude the trial. The Company believes that all of ACT's claims are without merit but is unable to predict the outcome of the ACT litigation at this time.

The Company is the defendant in arbitration proceeding pending in Los Angeles, California initiated on or about March 22, 1999 by James Jinsoo Choi and Christine Choi. The Chois' claim arose out of the previous relationship Mr. Choi had as a licensee of Sylvan. Mr. Choi was licensed to operate Sylvan Learning Centers in Korea pursuant to a license agreement. In June 1998, Sylvan terminated the license agreement for non-curable defaults. In their complaint, the Chois allege fraud, negligent misrepresentation, breach of fiduciary duty, and breach of contract. The Chois have claimed unspecified compensatory and punitive damages. The arbitration hearing has been scheduled for October 16 through October 27, 2000. The Company believes that all of the Chois' claims are without merit but is unable to predict the outcome of the Choi arbitration at this time.

Note 13 - Business Segment Information

                                         Three months ended June 30,      Six months ended June 30,
                                            2000              1999           2000            1999
                                         ---------         ---------      ---------       ---------
Operating revenues:
   Sylvan Learning Centers               $  26,084         $  23,544      $  48,743       $  43,368
   Sylvan Education Solutions               30,108            24,411         56,053          51,579
   Sylvan English Language Instruction      22,393            27,235         44,571          49,587
   Sylvan International Universities        13,905            14,738         28,406          14,738
   Sylvan Ventures                            --                --             --              --
                                         ---------         ---------      ---------       ---------
                                         $  92,490         $  89,928      $ 177,773       $ 159,272
                                         =========         =========      =========       =========

Segment profit (loss):
   Sylvan Learning Centers               $   6,429         $   6,889      $  11,431       $  11,413
   Sylvan Education Solutions                5,913             3,235          7,780           6,885
   Sylvan English Language Instruction      (1,124)            2,400         (1,312)          3,020
   Sylvan International Universities           104             3,051          2,789           3,051
   Sylvan Ventures                          (4,036)             --           (5,698)           --
                                         ---------         ---------      ---------       ---------
                                         $   7,286         $  15,575      $  14,990       $  24,369
                                         =========         =========      =========       =========

                                           June 30,    December 31,
                                             2000          1999
                                          ----------   ------------
Segment assets:
   Sylvan Learning Centers                $   77,095   $   71,097
   Sylvan Education Solutions                110,360      105,273
   Sylvan English Language Instruction       112,435      144,909
   Sylvan International Universities          98,369       97,344
   Sylvan Ventures                            56,293         --
                                          ----------   ----------
   Segment assets                            454,552      418,623
Corporate assets                             552,588       89,216
Net assets of discontinued operations           --        280,287
                                          ----------   ----------
   Total Assets                           $1,007,140   $  788,126
                                          ==========   ==========

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

                                                         Three months ended June 30,         Six months ended June 30,
                                                             2000           1999               2000             1999
                                                         ----------------------------       ----------------------------
Total profit for reportable segments                         $7,286       $15,575           $14,990           $24,369
Corporate general and administrative expense                  4,566         5,042             9,367             9,766
Other income (expense), net                                   5,061        (2,835)            4,140            (4,293)
                                                             ------       -------           -------           -------
Income from continuing operations before income
  taxes and cumulative effect of change in
  accounting principle                                       $7,781       $ 7,698           $ 9,763           $10,310
                                                             ======       =======           =======           =======

Note 14 - Comprehensive Income

The components of comprehensive income, net of related tax, are as follows:

                                                Three months ended June 30,      Six months ended June 30,
                                                  2000            1999              2000           1999
                                                ---------------------------      -------------------------
Net income                                       $ 4,669         $11,383          $292,665        $16,867
Foreign currency translation adjustment           (2,577)         (3,723)           (6,066)        (4,311)
Unrealized loss on marketable securities          (4,304)             --            (5,728)           --
                                                 -------         -------          --------        -------
Comprehensive income (loss)                      $(2,212)        $ 7,660          $280,871        $12,556
                                                 =======         =======          ========        =======

Note 15 - Restructuring

During the fourth quarter of 1999, the Company completed an analysis of its operating structure to improve operating efficiency and to enhance shareholder value. As a result of this analysis, management approved a formal restructuring plan in 1999, and the Company recorded a restructuring charge to operations of approximately $5,100 at December 31, 1999. The restructuring plan was comprised of employee termination and facility exit costs resulting primarily from the Company's plan to exit certain activities outside the core business of providing educational instruction. The Company eliminated 58 professional and administrative positions as a result of the plan. Facility exit costs include approximately $3,500 of costs to close schools and school-based facilities. The Company expects to complete implementation of the plan by the end of fiscal 2000. The accrued restructuring costs and the amounts charged against the provision were as follows:

                                                 Payments in the six
                                 Balance at          months ended           Balance at
                             December 31, 1999      June 30, 2000         June 30, 2000
                             -----------------   --------------------    ----------------
Employee termination costs             $1,118              $  711                 $  407
School closing costs                    1,042                 230                    812
                                    ---------           ---------               --------
Total                                  $2,160              $  941                 $1,219
                                    ---------           ---------               --------

The remaining costs at June 30, 2000 represent the Company's best estimate of the remaining employee termination and facility exit costs to be paid.

Note 16 - Subsequent Events

In connection with a potential acquisition of a foreign university, the Company entered into a forward exchange contract on June 6, 2000 to protect against the impact of fluctuations in the exchange rate between the U.S. Dollar and the local currency on the amount of U.S. Dollars required for the university acquisition. On August 11, 2000, the Company had an unrealized loss of approximately $3,100 related to the forward exchange contract. It can not be presently determined whether the anticipated university acquisition will close, but on August 15, 2000, the forward exchange contract will settle and any realized gains or losses will be recorded.

On August 10, 2000 the Company announced a "Dutch Auction" tender offer for six million of its shares, or approximately 14.3 percent of its outstanding common stock. The price range for the tender offer is $13.50 to $15.00 per share. The tender offer will expire on September 7, 2000 at 12:00 midnight eastern time unless the Company elects to extend the offer.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

Overview

The Company generates revenues from four business segments: Sylvan Learning Centers, which earns primarily franchise royalties, franchise sales fees and Company-owned Learning Center revenues; Sylvan Education Solutions, which earns revenues from providing supplemental remedial education services to public and non-public schools as well as providing teacher training services; Sylvan English Language Instruction, which earns fees from the operations of Wall Street Institute and Aspect; and Sylvan International Universities, which earns tuition and fees paid by the students of UEM, which was acquired in April 1999. Additionally, during the first quarter of 2000, the Company initiated a new segment, Sylvan Ventures. Sylvan Ventures is focused on bringing emerging technology solutions to the education and training marketplace. For the six months ended June 30, 2000, the Sylvan Ventures segment incurred development costs but did not generate revenues.

The following table sets forth the percentage relationships of operating revenues and direct costs for each segment, as well as certain income statement line items expressed as a percentage of total revenues for the periods indicated:

                                                                    Three months ended June 30,      Six months ended June 30,
                                                                      2000            1999             2000            1999
                                                                    ---------------------------      -------------------------
Revenues:
   Sylvan Learning Centers                                            28%              26%               27%            27%
   Sylvan Education Solutions                                         33%              28%               32%            32%
   Sylvan English Language Instruction                                24%              30%               25%            31%
   Sylvan International Universities                                  15%              16%               16%            10%
                                                                    ----             ----              ----           ----
      Total revenues                                                 100%             100%              100%           100%

Direct costs:
   Sylvan Learning Centers                                            21%              19%               21%            20%
   Sylvan Education Solutions                                         26%              24%               27%            28%
   Sylvan English Language Instruction                                26%              27%               26%            29%
   Sylvan International Universities                                  15%              13%               14%             8%
                                                                    ----             ----              ----           ----
      Total direct costs                                              87%              83%               88%            85%

General and administrative expenses                                    5%               6%                5%             6%
Sylvan Ventures development costs                                      5%              --                 3%            --
                                                                    ----             ----              ----           ----
Operating income                                                       3%              11%                4%             9%
Non-operating income (expense)                                         5%              (3%)               1%            (3%)
                                                                    ----             ----              ----           ----
Income from continuing operations before taxes and cumulative
  effect of change in accounting principle                             8%               8%                5%             6%
Income tax expense                                                    (3%)             (1%)              (2%)           --
                                                                    ----             ----              ----           ----
Income from continuing operations                                      5%               7%                3%             6%
Discontinued operations:
   Income (loss) from discontinued operations, net of tax             --                6%               (1%)            6%
   Gain on disposal of discontinued operations, net of tax            --               --               163%            --
                                                                    ----             ----              ----           ----
Income before cumulative effect of change in accounting principle      5%              13%              165%            12%
Cumulative effect of change in accounting principle, net of tax       --               --                --             (1%)
                                                                    ----             ----              ----           ----
Net income                                                             5%              13%              165%            11%
                                                                    ====             ====              ====           ====

Results of Operations

      The Company has continued to grow throughout 2000 in response to the increasing opportunities in the dynamic educational service industry. The core businesses of Sylvan Learning Centers, Sylvan Education Solutions (formerly Contract Services) and Sylvan English Language Instruction were supplemented with the addition of Sylvan International Universities in April 1999. The Company has also moved to address the increasing importance of technology in learning by focusing efforts on development and funding of technology applications in the education and instruction marketplaces. In order to fund expansion of technology applications in educational and training services and to ensure that management remains focused on core business strengths, the Company consummated the sale of the PACE corporate training business and the Prometric computer-based testing business in December 1999 and March 2000, respectively. The operating results of the discontinued businesses have been reported in the discontinued operations section of the consolidated statements of income. The following comparison of operating results focuses on the continuing operations of the Company.

Comparison of results for the three months ended June 30, 2000 to results for the three months ended June 30, 1999.

Revenues. Total revenues from continuing operations increased by $2.6 million, or 3%, to $92.5 million in 2000 from $89.9 million in 1999. This revenue increase was driven primarily by the expansion of the Learning Centers and Education Solutions segments.

        Sylvan Learning Centers revenue increased by $2.5 million, or 11%, to $26.1 million for the quarter ended June 30, 2000 compared to the same period in 1999. Franchise royalties increased by $0.7 million, or 15%, in 2000. Same center revenues for franchised centers increased 10% with the remaining franchise royalty increase generated from 63 new centers opened during the past year. Revenues from Company-owned learning centers increased $1.2 million, or 11%, to $12.8 million during 2000. Same center revenues increased 7%, or $0.7 million, with the remaining revenue increase of $0.6 million generated from 11 new Company-owned centers acquired from franchise owners and 5 new Company-owned centers opened during the past year. International revenues, primarily Schulerhilfe, remained constant at $4.0 million in 2000 and 1999 primarily due to local currency revenue increases offset by currency devaluation of 11%. Operating revenue for Learning Centers represents 28% of total revenues from continuing operations of the Company for the three month period ended June 30, 2000.

        Sylvan Education Solutions revenue increased by $5.7 million or 23% to $30.1 million for the quarter ended June 30, 2000 compared to $24.4 million for the same period in 1999. Sylvan At School revenue for the quarter ended June 30, 2000 declined by $0.4 million in comparison with the same period in 1999. The revenue decline for Sylvan At School is a result of a change in the contract model. The new model has lower revenue per school with the school having the responsibility for supplying and paying teachers. Upon full implementation, it is anticipated that this new model will result in greater operating margins for the Company. Canter teacher-training revenue increased $5.7 million to $11.2 million in the second quarter 2000 from $5.5 million in the same period of 1999. Canter revenue increased by $3.0 million due to a change in the timing of recording revenues from Canter's distance learning masters program due to better information regarding collectibility and program cancellation. The remaining Canter revenue increase of $2.7 million is due to greater demand for products, particularly the distance learning masters program. Operating revenue for Sylvan Education Solutions represents 33% of total revenues from continuing operations of the Company for the three month period ended June 30, 2000.

        Sylvan English Language Instruction revenue decreased $4.8 million or 18%, to $22.4 million for the quarter ended June 30, 2000 compared to the same period in 1999. Wall Street Institute ("WSI") revenue decreased $2.0 million to $12.1 million in the second quarter of 2000 from $14.1 million in the second quarter of 1999. The primary reason for the revenue decrease in the second quarter of 2000 is that sales of territory fees decreased by $3.5 million to $0.5 million for the three months ended June 30, 2000 from $4.0 million for the same period of 1999. This decline in territory fees resulted from a change in the WSI expansion strategy to retaining ownership of franchise territories in high potential markets. The decrease in territory fees at WSI was partially offset by $1.5 million in additional revenues resulting from growth in educational product sales and growth in the operations of existing centers. Aspect revenues decreased $2.8 million to $10.3 million in the second quarter of 2000 from $13.1 million in the same period in 1999. The disposal by Aspect of a low margin line of business in 1999 accounted for $1.6 million of the decrease in the quarter. The remaining decrease reflects lower sales volume for the Language Schools in the second quarter of 2000 over the same period in 1999. Operating revenue for Sylvan English Language Instruction segment represents 24% of total revenues from continuing operations of the Company for the three month period ended June 30, 2000.

     Sylvan International Universities revenues were $13.9 million for the second quarter of 2000 compared to $14.7 million for the same period in 1999. These revenues were generated from the UEM. The decrease in revenue is primarily due to currency exchange differences as revenues in the local currency increased 4% when compared to the same period in 1999. Additionally, revenues for the period in 1999 included a program that was phased out later in 1999. Local currency revenue growth, excluding the phased out program, was 13% in 2000. Operating revenue for the Sylvan International Universities segment represents 15% of total revenues from continuing operations of the Company for the three month period ended June 30, 2000.

Direct Costs. Total direct costs from continuing operations, excluding Sylvan Ventures, increased 9% to $81.2 million in 2000 from $74.4 million in 1999. Direct costs as a percentage of total revenues increased to 87% in 2000 from 83% in 1999. This increase in direct costs as a percentage of revenues is primarily due to the effects of the change in the Company's expansion strategy to dramatically reduce sales of territories in order to retain the long-term benefits of owning franchise territories in high growth potential markets.

     Sylvan Learning Centers expenses increased $3.0 million to $19.7 million, or 75% of Learning Centers revenue for 2000, compared to $16.7 million, or 71% of Learning Centers revenue for the same period in 1999. The increase in expenses as a percentage of revenues is primarily due to increased costs related to international expansion of the franchise network. Approximately $1.1 million of the increase in 2000 relates to expenses incurred in Company-owned centers due to the acquisition of franchised learning centers and costs associated with higher revenues at existing Company-owned centers. Expenses as a percentage of revenues in Company-owned learning centers remained consistent with those of the same period in 1999. Cost increases of $1.9 million in 2000 relate to franchise services support costs, which resulted from growth in franchised centers over the prior year.

     Sylvan Education Solutions expenses increased by $3.0 million to $24.2 million, or 80% of Sylvan Education Solutions revenue for the quarter ended June 30, 2000, compared to $21.2 million or 87% of Sylvan Education Solutions revenue for the second quarter of 1999. The decrease in expenses as a percentage of revenue for the three months ended June 30, 2000 is primarily due to the increase in higher margin products and services sold during the quarter ended June 30, 2000, as compared to the same period in 1999. These higher margin products and services include sales under the new public school model and the increased volume of Canter's distance learning masters program, which generates a higher margin.

     Sylvan English Language Instruction expenses decreased by $1.3 million to $23.5 million, compared to $24.8 million for the same period in 1999. Expenses for WSI increased $1.9 million to $11.7 million or 97% of WSI revenues for the quarter ended June 30, 2000 compared to $9.9 million or 70% of WSI revenues for the same period in 1999. The increase in expenses as a percentage of revenue for the three months ended June 30, 2000 is primarily a result of the decline in the sale of high margin area development agreements. Expenses for Aspect decreased $3.2 million to $11.8 million or 115% of Aspect's revenues for the quarter ended June 30, 2000, compared to $15.0 million or 114% of Aspect's revenues for the same period in 1999. Expenses decreased $2.7 million as a result of the disposal of a line of business in 1999. The increase in expenses as a percentage of revenue for the three month period ended June 30, 2000 is primarily a result of a reduction of revenues without a corresponding decrease in overhead costs.

     Sylvan International Universities expenses were $13.8 million, or 99% of International Universities revenue for the three month period ended June 30, 2000 compared to $11.7 million for the same period in 1999. The increase in expenses is due to a more focused marketing campaign in 2000. Direct expenses consist primarily of personnel, marketing and advertising, and facility-related costs of UEM.

Other Expenses. General and administrative expenses decreased by $0.5 million during the three month period ended June 30, 2000, compared to the same period in 1999. These costs decreased to 5% of total revenues for the three month period ended June 30, 2000, compared to 6% of revenues for the same period in 1999. This decrease in general and administrative expense as a percentage of total revenues is primarily due to the Company's efforts to control overhead costs despite revenue growth and market expansion.

     Sylvan Ventures' development costs were $3.2 million for the three months ended June 30, 2000. The costs for the Company's newest segment primarily relate to efforts to identify potential technology driven investments in the educational services market and to develop and incubate the investments it currently holds. Costs associated with development of eSylvan, the Internet based instruction solution, totaled $2.4 million for the three months ended June 30, 2000. These costs are primarily comprised of professional and consulting fees, infrastructure development costs, as well as salaries and other related operational expenses.

     Other non-operating items increased $7.1 million in the second quarter 2000 as compared to the same period in 1999. This increase is largely attributable to an increase of $6.7 million in net interest and other income related to investing the net proceeds the Company received from the March 2000 sale of Prometric. The increase in net interest income was offset by an increase in equity in net losses of affiliates of $0.5 million. Additionally, during the second quarter 2000, other expense declined by $0.9 million as a result of a decrease in minority interest in income of UEM.

     The Company's effective tax rate for continuing operations was 40% for the three month period ended June 30, 2000. The reported effective income tax rate exceeds the U.S. federal statutory tax rates due to the impact of state income taxes and the impact of minority interest, partially offset by the effect of income earned in foreign jurisdictions with tax rates lower than the domestic statutory rate. The Company anticipates that its effective income tax rate for the year ending December 31, 2000 will be 40%.

      The Company's effective tax rate for continuing operations in 1999 was significantly impacted by utilized tax credits, foreign tax benefits and state income taxes offset by permanent differences that arose due to the significant amount of restructuring and non-recurring charges. Because of these factors, comparison of the 2000 and 1999 effective tax rates is not meaningful. Please refer to the Company's annual report on Form 10-K for the year ended December 31, 1999 for the 1999 tax rate reconciliation.

Pretax Income from Continuing Operations. Pretax income from continuing operations increased by $0.1 million, or 1%, to $7.8 million for the three months ended June 30, 2000 compared to the same period in 1999. The increase is primarily a result of operating performance of the segments combined with the investment income offset by the costs required to begin Sylvan Ventures.

Comparison of results for the six months ended June 30, 2000 to results for the six months ended June 30, 1999.

Revenues. Total revenues from continuing operations increased by $18.5 million, or 12%, to $177.8 million in 2000 from $159.3 million in 1999. Included in the total revenues from continuing operations in the first quarter of 2000 were $14.5 million of revenues from the UEM, which was acquired in the second quarter of 1999. Total revenues from continuing operations increased 3% excluding the increase caused by the impact of the 1999 UEM acquisition.

     Sylvan Learning Centers revenue increased by $5.4 million, or 12%, to $48.7 million for the six months ended June 30, 2000 compared to the same period in 1999. Franchise royalties increased by $1.6 million, or 17%, in 2000 as a result of the net increase of 63 new centers opened after June 30, 1999, and an 11% increase in same center revenue generated by franchised centers. Revenues from Company-owned learning centers increased $3.0 million, or 15%, to $23.9 million during 2000. Company owned same center revenues increased 7%, or $1.3 million, with the remaining revenue increase of $1.7 million generated from 11 new Company-owned centers acquired from franchise owners and 5 new centers opened during the past year. International revenues, primarily Schulerhilfe remained consistent at $7.9 million in 2000 and 1999. Operating revenue for Learning Centers represents 27% of total revenues from continuing operations of the Company for the six month period ended June 30, 2000.

     Sylvan Education Solutions revenue increased by $4.5 million or 9% to $56.0 million for the six months ended June 30, 2000 compared to the same period in 1999. Sylvan At School revenue decreased $0.2 million or less than 1% over the same period in 1999. The revenue decline for Sylvan At School is a result of a previously announced change in Sylvan's contract model. The new model generates lower revenue per school since the school is responsible with the school having the responsibility for supplying and paying teachers. Upon full implementation, it is anticipated that this new model will result in greater operating margins for the Company. Canter teacher-training revenue increased $4.2 million to $16.5 million for the six months ended June 30, 2000 from $12.3 million in the same period of 1999. $1.5 million of the Canter revenue increase was the result of a change in the timing of enrollment recognition from Canter's distance learning masters program as compared to the same period in 1999. The remaining Canter revenue increase of $2.7 million is due to a significant increase in enrollment in the masters degree programs. Operating revenue for Sylvan Education Solutions represents 32% of total revenues from continuing operations of the Company for the six month period ended June 30, 2000.

     Sylvan English Language Instruction revenue decreased $5.0 million or 10%, to $44.6 million for the six months ended June 30, 2000 compared to the same period in 1999. WSI revenue increased $0.2 million to $24.6 million in the six months ended June 30, 2000 from $24.4 million in the same period of 1999. The increase is the result of a combination of a $2.9 million increase in tuition revenues, and a $0.8 million increase in product sales which was offset by a $3.5 million decrease in area development fee revenue. Revenue for Aspect decreased $5.2 million to $20.0 million in the six months ended June 30, 2000 from $25.2 million in the same period in 1999. The disposal of a low margin line of business in 1999 accounted for $2.6 million of the decrease in the period. The remaining decrease reflects lower sales volume for the Language Schools in the six months ended June 30, 2000 as compared to the same period in 1999. Operating revenue for Sylvan English Language Instruction segment represents 25% of total revenues from continuing operations of the Company for the six month period ended June 30, 2000.

     Sylvan International Universities revenues were $28.4 million for the six month period ended June 30, 2000 compared to $14.7 million for the same period last year. Sylvan acquired a 54% interest in UEM in the second quarter of 1999; therefore, no revenue was reported for the first quarter of 1999. Operating revenue for the Sylvan International Universities segment represents 16% of total revenues from continuing operations of the Company for the three month period ended June 30, 2000. Revenues of UEM are seasonal due to a limited class schedule during July, August and September.

Direct Costs. Total direct costs from continuing operations excluding Sylvan Ventures increased 15% to $157.1 million in 2000 from $134.9 million in 1999. Included in direct costs from continuing operations in the first quarter of 2000 were $11.8 million of costs of UEM, which was acquired in the second quarter of 1999. Total direct costs from continuing operations increased $10.0 million, or 7% excluding the costs related to UEM. Direct costs as a percentage of total revenues increased to 88% in 2000 from 85% in 1999. This increase in direct costs as a percentage of revenues is primarily due to a change in the Company's expansion strategy to dramatically reduce the sales of territories in order to retain the long-term benefits of owning franchise territories in high growth potential markets.

     Sylvan Learning Centers expenses increased $5.4 million to $37.3 million, or 77% of Learning Centers revenue for 2000, compared to $32.0 million, or 74% of Learning Centers revenue for the same period in 1999. The increase in expenses as a percentage of revenues is primarily due to increased costs related to international expansion of the franchise network. Approximately $2.7 million of the increase in 2000 relates to expenses incurred in Company-owned centers due to the acquisition of franchised learning centers and costs associated with higher revenues at existing Company-owned centers. Expenses as a percentage of revenues in Company-owned learning centers remained consistent with those of the same period last year.

Cost increases of $2.7 million in 2000 related to franchise service support costs as a result of growth in franchised centers over the past year.

     Sylvan Education Solutions expenses increased by $3.6 million to $48.3 million, or 86% of Sylvan Education Solutions revenue for the six months ended June 30, 2000, compared to $44.7 million or 87% of Sylvan Education Solutions revenue for the same period of 1999. This decrease in expenses as a percentage of revenues for the six month period ended June 30, 2000 is primarily due to increased sales of higher margin products and services, such as Canter's distance learning masters program.

     Sylvan English Language Instruction expenses decreased by $0.7 million to $45.9 million for the six month period ended June 30, 2000, compared to $46.6 for the same period in 1999. Expenses for WSI increased $4.3 million to $22.6 million or 92% of WSI revenues for the six months ended June 30, 2000 compared to $18.3 million or 75% of WSI revenues for the same period in 1999. The increase in expenses as a percentage of revenue for the six months ended June 30, 2000 is primarily a result of the decline in the sale of area development agreements. Expenses for Aspect decreased $5.0 million to $23.3 million or 116% of Aspect revenues for the six months ended June 30, 2000, compared to $28.2 million or 112% of Aspect revenues for the same period in 1999. Expenses decreased $4.3 million as a result of the disposal of a low margin line of business in 1999. The increase in expenses as a percentage of revenue for the six month period ended June 30, 2000 is primarily a result of a reduction of revenues without a corresponding decrease in overhead costs.

     Sylvan International Universities expenses were $25.6 million, or 90% of International Universities revenue for the six month period ended June 30, 2000 as compared to $11.7 million for the same period in 1999. The increase in expenses is primarily due to costs incurred in enhancing the segments' expansion strategy and identifying high growth potential markets and specific Universities for expansion. The direct expenses consist primarily of personnel, marketing, advertising and facility related costs of UEM. Sylvan acquired a 54% interest in UEM in the second quarter 1999 therefore; no expenses were reported in the first quarter 1999.

Other Expenses. General and administrative expenses decreased by $0.4 million during the six month period ended June 30, 2000, compared to the same period in 1999. These costs decreased to 5% of total revenues for the six month period ended June 30, 2000, compared to 6% of revenues for the same period in 1999. This decrease in general and administrative expense as a percentage of total revenues is primarily due to the Company's efforts to control overhead costs despite revenue growth and market expansion.

     Sylvan Ventures' development costs were $4.6 million for the six months ended June 30, 2000. The costs for the Company's newest segment primarily relate to efforts to identify potential investments in technology in the educational services market and to develop and incubate the investments it currently holds. Costs associated with development of eSylvan, the Company's Internet based tutoring solution, totaled $3.4 million for the six months ended June 30, 2000. These costs are primarily comprised of professional and consulting fees, Internet development costs, as well as salaries and other related operational expenses.

     Other non-operating items increased $7.3 million in the six months ended June 30, 2000 as compared to the same period in 1999. This improvement is largely attributable to an increase of $7.9 million in net interest and other income related to investing the net proceeds the Company received from the March 2000 sale of Prometric. The increase in interest income was partially offset by an increase in equity in losses of affiliates of $0.6 million.

     The Company's effective tax rate for continuing operations was 40% for the six month period ended June 30, 2000. The reported effective income tax rate exceeds the U.S. federal statutory tax rates due to the impact of state income taxes and the impact of minority interest, partially offset by the effect of income earned in foreign jurisdictions with tax rates lower than the domestic statutory rate. The Company anticipates that its effective income tax rate for the year ending December 31, 2000 will be 40%.

     The Company's effective tax rate for continuing operations in 1999 was significantly impacted by utilized tax credits, foreign tax benefits and state income taxes offset by permanent differences that arose due to the significant amount of restructuring and non-recurring charges. Because of these factors, comparison of the 2000 and 1999 effective tax rates is not meaningful. Please refer to the Company's annual report on Form 10-K for the year ended December 31, 1999 for the 1999 tax rate reconciliation.

Pretax Income from Continuing Operations. Pretax income from continuing operations decreased by $0.5 million, or 5%, to $9.8 million for the six months ended June 30, 2000 compared to the same period in 1999. The decrease is a result of the factors discussed in the segment operating results including Sylvan's decision to minimize sales of area development rights for franchises in order to allow the Company to retain the future benefit, and costs required to begin Sylvan Ventures offset by the additional interest income earned on the investment of the Prometric sale proceeds.

Income (Loss) from Discontinued Operations. Income (loss) from discontinued operations includes the results of Prometric, the Company's computer-based testing business, which was sold on March 3, 2000, and PACE, the Company's corporate training business which was sold December 31, 1999.

Gain on Discontinued Operations. On March 3, 2000, the Company sold Prometric for approximately $775 million in cash. For the three months ended March 31, 2000, the Company recorded an estimated gain on the sale of approximately $288.4 million net of income taxes of approximately $136.8 million, subject to a future adjustment for final working capital. The reduction from the initial 1999 estimate of the gain on sale is a result of additional transaction costs and employee participation payments incurred in 2000. The Company has estimated the domestic and foreign income taxes resulting from the sale based on the expected allocation of proceeds to subsidiaries that are a party to the transaction and the tax laws of the jurisdictions in which these subsidiaries operate.

Liquidity and Capital Resources

     The Company used $8.5 million of cash flow to fund operations for the six month period ended June 30, 2000 compared to cash provided by operations of $41.6 million in 1999. The cash flow from operations consists primarily of income from continuing operations for the period adjusted to exclude non-cash charges (principally depreciation and amortization) resulting in cash flow from continuing operations of $24.9 million for the six month period ended June 30, 2000. The reduction of net operating assets, primarily as a result of receivable increases of $13.8 million during the period netted against increases in current liabilities, decreased the cash generated by operations by $33.4 million. The combination of operating activities and operating asset decreases resulted in the $8.5 million cash flow from operations for the six month period ended June 30, 2000.

     Cash provided by investing activities was $573.7 million for the six month period ended June 30, 2000 compared to cash used in investing activities of $90.8 million in 1999. The 2000 investment activity was primarily a result of the sale of Prometric ($710.3 million), partially offset by an investment in Chancery Software, Ltd. ($17.1 million) by Sylvan Ventures, other advances to affiliates ($3.8 million), payment of contingent consideration and other accrued liabilities for current and prior period acquisitions ($41.5 million), the net purchase of investment securities ($56.7 million), purchase of property and equipment (the Company $5.9 million; Sylvan Ventures $1.4 million; Sylvan Prometric $6.4 million) and other investing uses ($3.8 million). The 1999 investment activity was primarily related to investments made to commence operations of the new International Universities segment, to acquire existing successful Sylvan Learning and WSI Centers and to invest in furniture, computer equipment and software development for the Company's general business expansion.

Cash used in financing activities of $160.5 million in 2000, relates primarily to the net repayment of the Company's borrowings under it's existing credit agreements ($130.8 million) and the payment to repurchase common shares ($140.0 million) offset by borrowings under the debenture agreement ($100.0 million) and cash received from Sylvan Ventures investors ($9.3 million). The Company used a portion of the funds from the sale of Prometric to fund these financing activities. Cash provided by financing activities in 1999 was primarily a result of $57.8 million received from net borrowings offset by net share repurchase activity of $5.4 million, which was used along with operating cash flows to fund investing activities.

     The Company anticipates that future cash flow from operations, available cash and existing credit facilities will be sufficient to meet its operating requirements, including the expansion of its existing business, funding international university acquisitions, payment of contingent consideration and funding of Sylvan Ventures' investments and development costs. The Company continues to examine opportunities in the educational services industry for potential synergistic acquisitions and investments.

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

Restructuring

     During the fourth quarter of 1999, the Company completed an analysis of its operating structure to improve operating efficiency and to enhance shareholder value. This analysis of the Company's operating structure revealed that the significant growth the Company had achieved had come at a cost of increased business complexity, added costs, slowed decision making, and diffused responsibility and accountability within the Company. As a result of this analysis, management approved a formal restructuring plan, and the Company recorded a restructuring charge to operations of approximately $5.1 million. The restructuring plan was comprised of employee termination and facility exit costs resulting primarily from the Company's plan to exit certain activities outside the core business of providing educational services. Facility exit costs include approximately $3.5 million of costs to close schools and school-based facilities. $3.9 million of the restructuring costs were paid through June 30, 2000. The remaining closing costs at June 30, 2000 represent the Company's best estimate of the remaining employee termination and facility exit costs to be paid. The Company expects to complete implementation of the plan by the end of fiscal 2000.

     The restructuring plan adopted by management is consistent with the Company's strategy of simplifying the Company by focusing on its core educational services business and discontinuing involvement in the corporate training and computerized testing businesses. The restructuring will also streamline the Company's operations to allow management to focus on core business competencies and expansion into educational opportunities on the Internet. Direct cost savings from the restructuring plan will be primarily in the form of reduced employee expense across all segments and in general and administrative expenses, which began in the first quarter of 2000. Other changes in the business model through entrance into Internet educational services opportunities and the dynamics of the education marketplace prevent quantification of the impact of future cost savings, if any, from this restructuring plan.

Impact of Recently Issued Accounting Standards

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." The Company will be required to adopt this SAB in the fourth quarter of fiscal 2000. The Company is currently evaluating the impact of SAB on its revenue recognition practices and has not yet determined the impact that the adoption of this SAB will have on the Company's financial position or results of operations.

Effects of Inflation

     Inflation has not had a material effect on Sylvan's revenues and income from continuing operations in the past three years. Inflation is not expected to have a material future effect.

Quarterly Fluctuations

     The Company's revenues and operating results have varied substantially from quarter to quarter and may continue to vary, depending upon a number of factors including the timing of contracts funded under Title I or similar programs and the timing of Sylvan Ventures' development costs. The Company's English language instruction businesses experience seasonal fluctuations based on the timing of delivery of instruction to individuals. The International Universities segment experiences seasonality in operating results as a result of the school term which extends from September through May with limited summer classes. Additionally, franchise license fees earned by the Company in its Sylvan Learning Centers segment may vary significantly from quarter to quarter. Revenues or profits in any period will not necessarily be indicative of results in subsequent periods.

All statements contained herein that are not historical facts, including but not limited to, statements regarding the anticipated impact of uncollectible accounts receivable on future liquidity, the Company's contingent payment obligations relating to acquisitions, future capital requirements, potential acquisitions, Sylvan Ventures transactions and the Company's future development plans are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: amount of revenues earned by the Company's tutorial and teacher training operations; the availability of sufficient capital to finance the Company's business plan on terms satisfactory to the Company; general business and economic conditions; and other risk factors described in the Company's reports filed from time to time with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

     Market risk is the risk of loss to future earnings, to fair values or to future cash flows that may result from the changes in the price of financial instruments. The Company is exposed to financial market risks, including changes in foreign currency exchange rates, interest rates and investments values. The Company uses derivative financial instruments to protect against adverse currency movements related to significant foreign acquisitions. Exposure to market risks related to operating activities is managed through its regular operating and financing activities.

Foreign Currency Risk

     The Company derives approximately 40% of its revenues from continuing operations from customers outside of the United States. This business is transacted through a network of international subsidiaries, generally in the local currency that is considered the functional currency of that foreign subsidiary. Expenses are also incurred in the foreign currencies to match revenues earned and minimize the Company's exchange rate exposure to operating margins. A hypothetical weakening of 10% of the U.S. dollar relative to all other currencies should not materially adversely affect expected 2000 earnings or cash flows. The Company generally views its investment in the majority of its foreign subsidiaries as long-term. The functional currencies of these foreign subsidiaries are principally denominated in Euro-based currencies. The effects of a change in foreign currency exchange rates on the Company's net investment in foreign subsidiaries are reflected in other comprehensive income. A 10% depreciation in functional currencies relative to the U.S. dollar would result in a decrease in consolidated stockholders' equity at June 30, 2000 of approximately $12.1 million.

     The Company enters into forward foreign exchange contracts principally to manage the currency fluctuations in significant foreign transactions, thereby limiting the Company's risk that would otherwise result from changes in exchange rates. Gains and losses on forward foreign exchange contracts for purposes of business acquisitions are reflected in the income statement. At June 30, 2000, the Company had outstanding forward foreign exchange contracts for the purchase or sale of certain currencies which totaled $60.0 million at inception of the contracts. A 10% fluctuation in exchange rates for these currencies would change the fair value of these contracts by approximately $6.0 million.

Interest Rate Risk

    The fair value of the Company's cash and cash equivalents would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due to the short-term nature of the Company's portfolio. The Company's long-term revolving credit facility bears interest at variable rates, and the fair value of this instrument is not significantly affected by changes in market interest rates. The Company's convertible debentures bear interest at 5% which presently approximates the market rate and therefore the fair value approximates the recorded value of this liability. A 100 basis point decrease in interest rates would impact net investment income and interest expense by reducing pretax income for the six months ended June 30, 2000 and 1999 by $1.2 million and $0.6 million respectively.

Investment Risk

     The Company's investment portfolio is primarily exposed to risks arising from changes in equity prices. The Company is exposed to equity price risks on equity securities included in the portfolio of investments entered into for the promotion of business and strategic objectives. These investments are generally small capitalization stocks in the Internet segment of the educational services industry. The Company typically does not attempt to reduce or eliminate its market exposure on these securities. A 10% adverse change in equity prices would result in an approximate $0.3 million decrease in the fair value of the Company's marketable securities and comprehensive income. The Company's investment portfolio also contains debt securities that mature within one year. A hypothetical 10% adverse change in the fair value of the debt securities should not materially adversely effect earnings or cash flows because of the Company's ability to hold the debt securities until maturity.

     The Company's investment portfolio includes a number of holdings of non-publicly traded companies in the educational services industry. The Company values these investments at either cost less impairment (if any) or under the equity method of accounting. Equity method investors are specifically excluded from the scope of this disclosure. Non-public investments where the Company owns less than a 20% stake are subject to fluctuations in market value, but their current illiquidity reduces the exposure to pure market risk while resulting in risk that the Company may not be able to liquidate these investments in a timely manner.

     All the potential impacts noted above are based on sensitivity analysis performed on the Company's financial position at June 30, 2000. Actual results may differ materially.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

(a)   Exhibits
-      Reference is made to the Exhibit Index.

(b)   Reports on Form 8-K
      The Company filed two reports on Form 8-K during the six month period ended June 30, 2000. The 8-K dated January 31, 2000 related to the sale of Prometric. The 8-K dated March 21, 2000 related to the filing of unaudited pro forma financial statements for the year ended December 31, 1999 relating to the sale of Prometric.

SIGNATURES
----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

                                     Sylvan Learning Systems, Inc.


Date: August 11, 2000                ______________________________________
                                     B. Lee McGee, Executive Vice President
                                     and Chief Financial Officer

Exhibit Index

Index
Number                               Description
--------------------------------------------------------------------------------

 10.1 Stock Purchase Agreement, dated January 26, 2000 by and among Sylvan Learning Systems, Inc., Prometric, Inc., Prometric Acquisition Corporation and the Thompson Corporation.*

 10.2 Acquisition Agreement, dated January 26, 2000 by and among Sylvan I.B.V and Dodd Street Holdings B.V.*

 10.3     Attached Bylaws

 27.1     Financial Data Schedule

 27.2     Restated Financial Data Schedule

          * Incorporated by reference from the Exhibits to the Company's current report on Form 8-K dated January 31, 2000.