Form 10-Q
period 2000-09-30
SYLVAN LEARNING SYSTEMS INC
filed 2000-11-14
CIK 912766

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarter ended September 30, 2000 or

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


               1000 Lancaster Street, Baltimore, Maryland 21202
         (Address, including zip code, of principal executive offices)

                                (410) 843-8000
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [ ].

The registrant had 37,281,388 shares of Common Stock outstanding as of November 8, 2000.

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

                  Consolidated Balance Sheets - September 30, 2000 and
                       December 31, 1999.........................................................3

                  Consolidated Statements of Operations- Three months ended
                       September 30, 2000 and September 30, 1999.................................5

                  Consolidated Statements of Operations - Nine months ended
                       September 30, 2000 and September 30, 1999.................................6

                  Consolidated Statements of Cash Flows - Nine months ended
                      September 30, 2000 and September 30, 1999..................................7

                  Notes to Consolidated Financial Statements - September 30, 2000................8

          Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.........................................18

          Item 3. Quantitative and Qualitative Disclosure of Market Risk........................28

PART II. - OTHER INFORMATION

          Item 6. Exhibits and Reports on Form 8-K..............................................30

          SIGNATURES............................................................................30

                SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                 (Amounts in thousands, except per share data)

                                                                          September 30,          December 31,
                                                                              2000                   1999
                                                                          -------------          ------------
                                                                           (Unaudited)            (Restated)
Assets
Current assets:
  Cash and cash equivalents                                                  $192,243               $ 18,995
  Marketable securities                                                       185,923                 10,890

  Receivables:
    Accounts receivable                                                        57,043                 45,537
    Costs and estimated earnings in excess of billings on
      uncompleted contracts                                                     3,655                  3,061
    Notes receivable from tuition financing                                     6,628                  4,647
    Other notes receivable                                                     20,924                 16,783
    Other receivables                                                           2,703                  1,265
                                                                             --------               --------
                                                                               90,953                 71,293
      Allowance for doubtful accounts                                          (2,746)                (2,138)
                                                                             --------               --------
                                                                               88,207                 69,155
  Inventory                                                                     5,451                  6,098
  Deferred income taxes                                                         6,963                  6,963
  Prepaid expenses and other current assets                                    17,187                  9,073
  Net current assets of discontinued operations                                    --                280,287
                                                                             --------               --------
Total current assets                                                          495,974                401,461

Notes receivable from tuition financing, less current portion                   7,612                  5,330
Other notes receivable, less current portion                                    2,908                  1,879
Costs and estimated earnings in excess of billings on
  uncompleted contracts, less current portion                                      37                    289

Property and equipment:
  Land and buildings                                                           77,873                 63,319
  Furniture, computer equipment and software                                   78,592                 69,770
  Leasehold improvements                                                       13,064                 10,818
                                                                             --------               --------
                                                                              169,529                143,907
  Accumulated depreciation                                                    (39,200)               (28,089)
                                                                             --------               --------
                                                                              130,329                115,818
Intangible assets:
  Goodwill                                                                    222,727                200,382
  Other                                                                         2,594                  2,574
                                                                             --------               --------
                                                                              225,321                202,956
  Accumulated amortization                                                    (18,205)               (11,952)
                                                                             --------               --------
                                                                              207,116                191,004
Deferred costs, net of accumulated amortization of $1,649
  and $984 at September 30, 2000 and December 31, 1999                          6,117                  3,641
Investments in and advances to affiliates                                      44,835                 13,317
Other investments                                                              29,207                 25,933
Other assets                                                                    7,173                  5,953
                                                                             --------               --------
Total assets                                                                 $931,308               $764,625
                                                                             ========               ========

                SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES
                    Consolidated Balance Sheets (continued)
                 (Amounts in thousands, except per share data)

                                                                          September 30,          December 31,
                                                                              2000                   1999
                                                                          -------------          ------------
                                                                           (Unaudited)            (Restated)
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable and accrued expenses                                      $ 39,534               $ 44,690
  Income taxes payable                                                        130,661                  9,711
  Current portion of long-term debt                                            17,920                 14,315
  Due to shareholders of acquired companies                                    16,194                 22,474
  Deferred revenue                                                             28,234                 23,234
  Net current liabilities of discontinued operations                            1,480                  2,726
                                                                             --------               --------
Total current liabilities                                                     234,023                117,150

Long-term debt, less current portion                                          126,400                146,095
Deferred income taxes                                                          11,729                 12,152
Other long-term liabilities                                                     3,214                  3,050
                                                                             --------               --------
Total liabilities                                                             375,366                278,447

Minority interest                                                              25,030                 12,085

Stockholders' equity:
  Preferred stock, par value $0.01 per share -- authorized 10,000 shares, no shares issued and outstanding as of
    September 30, 2000 and December 31, 1999                                       --                     --
  Common stock, par value $0.01 per share -- authorized
    90,000 shares, issued and outstanding shares of
    37,273 as of September 30, 2000 and 50,904 as of
    December 31, 1999                                                             373                    509
  Additional paid-in capital                                                  205,926                414,567
  Retained earnings                                                           346,241                 60,762
  Accumulated other comprehensive loss                                        (21,628)                (1,745)
                                                                             --------               --------
Total stockholders' equity                                                    530,912                474,093
                                                                             --------               --------

Total liabilities and stockholders' equity                                   $931,308               $764,625
                                                                             ========               ========

See accompanying notes to financial statements.

                SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                 (Amounts in thousands, except per share data)

                                                                                Three months ended September 30,
                                                                                  2000                    1999
                                                                                                       (Restated)
                                                                                ---------------------------------
                                                                                            (Unaudited)
Revenues                                                                         $59,969                $ 66,749

Cost and expenses
Direct costs                                                                      53,227                  43,571
General and administrative expenses                                                4,620                   5,518
Sylvan Ventures development costs                                                  5,912                      --
                                                                                 -------                --------
Total expenses                                                                    63,759                  49,089
                                                                                 -------                --------

Operating income (loss)                                                           (3,790)                 17,660

Other income (expense)
Investment and other income                                                        4,680                      75
Interest expense                                                                  (2,097)                 (1,188)
Sylvan Ventures realized investment losses                                        (3,051)                     --

Equity in net loss of affiliates:
 Sylvan Ventures investments                                                      (1,229)                     --
 Other                                                                              (105)                   (888)
                                                                                 -------                --------
                                                                                  (1,334)                   (888)
                                                                                 -------                --------
Minority interest in consolidated subsidiaries:
 Sylvan Ventures                                                                   2,930                      --
 Other                                                                               932                     523
                                                                                 -------                --------
                                                                                   3,862                     523
                                                                                 -------                --------
Income (loss) from continuing operations before income taxes                      (1,730)                 16,182

Income tax expense                                                                 1,607                   3,537
                                                                                 -------                --------
Income (loss) from continuing operations                                          (3,337)                 12,645

Income from discontinued operations, net of income
  Tax expense of $163 in 2000 and $4,526 in 1999                                   1,903                   3,287
Loss on disposal of discontinued operations, including
  Income tax expense of $2,400                                                        --                 (25,082)
                                                                                 -------                --------

Net loss                                                                         $(1,434)               $ (9,150)
                                                                                 =======                ========

Earnings (loss) per common share, basic:
  Income (loss) from continuing operations per share                              $(0.08)                  $0.24
  Loss per common share                                                           $(0.03)                 $(0.18)

Earnings (loss) per common share, diluted:
  Income (loss) from continuing operations per share                              $(0.08)                  $0.24
  Loss per common share                                                           $(0.03)                 $(0.17)

See accompanying notes to financial statements.

                SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                 (Amounts in thousands, except per share data)

                                                                                       Nine months ended September 30,
                                                                                         2000                   1999
                                                                                                             (Restated)
                                                                                       --------------------------------
                                                                                                   (Unaudited)
Revenues                                                                               $217,737               $200,806

Cost and expenses
Direct costs                                                                            187,048                150,254
General and administrative expenses                                                      13,987                 15,284
Sylvan Ventures development costs                                                        10,501                     --
                                                                                       --------               --------
Total expenses                                                                          211,536                165,538
                                                                                       --------               --------

Operating income                                                                          6,201                 35,268

Other income (expense)
Investment and other income                                                              14,282                    262
Interest expense                                                                         (4,727)                (2,592)
Sylvan Ventures realized investment losses                                               (3,051)                    --

Equity in net loss of affiliates:
 Sylvan Ventures investments                                                             (2,338)                    --
  Other                                                                                    (984)                (2,276)
                                                                                       --------               --------
                                                                                         (3,322)                (2,276)
                                                                                       --------               --------
Minority interest in consolidated subsidiaries:
 Sylvan Ventures                                                                          2,930                     --
 Other                                                                                     (134)                  (651)
                                                                                       --------               --------
                                                                                          2,796                   (651)
                                                                                       --------               --------
Income from continuing operations before income taxes and cumulative                     12,179                 30,011
   effect of change in accounting principle


Income tax expense                                                                        5,480                  4,511
                                                                                       --------               --------
Income from continuing operations before cumulative effect of change in
   accounting principle                                                                   6,699                 25,500

Income (loss) from discontinued operations, net of income tax expense
   of $163 in 2000 and $12,918 in 1999                                                   (3,922)                 8,622
Gain (loss) on disposal of discontinued operations, net of  income tax
   expense of $136,762 in 2000 and $2,400 in 1999                                       288,454                (25,082)
                                                                                       --------               --------

Income before cumulative effect of change in accounting principle                       291,231                  9,040
Cumulative effect of change in accounting principle, net of income tax
   benefit of $682 in 1999                                                                   --                 (1,323)
                                                                                       --------               --------
Net income                                                                             $291,231               $  7,717
                                                                                       ========               ========
Earnings per common share, basic:
  Income from continuing operations before cumulative effect of change
     in accounting principle per share                                                    $0.15                  $0.49
  Earnings per common share                                                               $6.38                  $0.15

Earnings per common share, diluted:
  Income from continuing operations before cumulative effect of change
     in accounting principle per share                                                    $0.15                  $0.48
  Earnings per common share                                                               $6.02                   $.14

See accompanying notes to financial statements.

                SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                            (Amounts in thousands)

                                                                                     Nine months ended September 30,
                                                                                       2000                  1999
                                                                                     -------------------------------
                                                                                               (Unaudited)
Operating activities
Net income                                                                           $ 291,231            $   7,717
  Adjustments to reconcile net income to net cash provided  by (used in)
     operating activities:
      Depreciation                                                                      13,929               17,506
      Amortization                                                                       7,759               12,591
      (Gain) loss on disposal of discontinued operations                              (288,454)              25,082
      Cumulative effect of change in accounting principle                                   --                1,323
      Deferred income taxes                                                                335                  (80)
      Realized loss on sale of investments                                               3,051                   --
      Equity in net loss of affiliates                                                   3,809                  815
      Minority interest in income of consolidated subsidiary                            (2,796)                 651
      Other non-cash items                                                               1,617                  162
      Changes in operating assets and liabilities:
        Receivables                                                                    (21,822)             (19,360)
        Inventory, prepaid and other current assets                                      2,067               (6,770)
        Payables and accrued expenses                                                  (16,280)                 867
        Deferred revenue and other current liabilities                                  (4,703)              17,700
                                                                                     ---------            ---------
Net cash (used in) provided by operating activities                                    (10,257)              58,204
                                                                                     ---------            ---------
Investing activities
Purchase of marketable securities                                                     (183,337)              (1,097)
Proceeds from sale of marketable securities                                              2,033                2,855
Investment in and advances to affiliates                                               (36,309)              (1,339)
Proceeds from sale of investment in JLC Learning Corporation                                --               15,211
Increase in other investments                                                           (6,970)              (1,245)
Purchase of property and equipment                                                     (18,699)             (41,140)
Purchase of WSI franchises, net of cash received                                            --              (34,503)
Proceeds from sale of Prometric, net of closing costs                                  710,312                   --
Purchase of Ivy West, including direct costs of acquisition, net of cash
   received                                                                             (7,288)                  --
Purchase of Les Roches, net of cash received                                            (5,075)                  --
Purchase of Universidad Europea de Madrid, including direct costs of
   acquisition, net of cash received                                                        --              (26,377)
Cash paid for other acquired businesses, net of cash received                          (18,710)              (1,003)
Payment of contingent consideration for prior period  acquisitions                     (19,323)             (16,660)
Expenditures for deferred costs                                                         (2,603)              (5,815)
Other investing activities                                                              (4,211)                (956)
                                                                                     ---------            ---------
Net cash provided by (used in) investing activities                                    409,820             (112,069)
                                                                                     ---------            ---------

Financing activities
Proceeds from exercise of options and warrants                                             458                2,885
Proceeds from issuance of common stock                                                     785                  962
Repurchases of common stock                                                           (211,014)             (36,213)
Proceeds from issuance of long-term debt                                               135,478              115,401
Payments on long-term debt and capital lease obligations                              (163,149)             (32,460)
Cash received from minority interest  members in Sylvan Ventures                        15,741                   --
                                                                                     ---------            ---------
Net cash (used in) provided by financing activities                                   (221,701)              50,575
                                                                                     ---------            ---------
Effect of subsidiary year-end change on cash and cash equivalents                       (2,565)                  --
Effects of exchange rate changes on cash                                                (2,049)              (2,020)
                                                                                     ---------            ---------
Net increase (decrease) in cash and cash equivalents                                   173,248               (5,310)
Cash and cash equivalents at beginning of period                                        18,995               33,170
                                                                                     ---------            ---------
Cash and cash equivalents at end of period                                           $ 192,243            $  27,860
                                                                                     =========            =========

See accompanying notes to financial statements.

Sylvan Learning Systems, Inc.
Notes to Consolidated Financial Statements
Unaudited
(Amounts in thousands, except share and per share amounts)

September 30, 2000

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The traditional semester programs in the education industry, with a summer break, result in unusually large seasonality in the operating results of the Company. The consolidated balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Sylvan Learning Systems, Inc. and Subsidiaries (the "Company") annual report on Form 10-K for the year ended December 31, 1999.

Certain amounts previously reported for 1999 have been reclassified to conform with the 2000 presentation.

Note 2 - Discontinued Operations

On July 1, 2000, the Company adopted a formal plan to dispose of Aspect Language Schools, Inc. ("Aspect") its English language immersion business. On October 7, 2000 the Company sold Aspect for $22,000 in cash. The estimated gain on sale including income tax benefits was $22,399. The gain will be recorded in October 2000. The final gain may differ from this preliminary amount due to adjustments to closing costs and employee severance amounts.

On March 3, 2000, the Company sold its computer-based testing division, Sylvan Prometric ("Prometric") for approximately $775,000 in cash. The estimated gain on the sale was $288,000, net of income taxes of approximately $137,000, subject to a future adjustment for final working capital. The Company has estimated the domestic and foreign income taxes resulting from the sale based on the expected allocation of proceeds to subsidiaries that are a party to the transaction and the tax laws of the jurisdictions in which these subsidiaries operate.

On December 31, 1999, the Company closed a sale transaction for the Pace corporate training business.

Summarized operating information of the Company's discontinued operations, including Aspect for 1999 and 2000, Prometric for 1999 and the period owned in 2000, and Pace for 1999, are as follows for the nine months ended September 30:

                                          2000                  1999
                                          ----                  ----
Revenues                                 $75,898              $210,979
                                         -------              --------
Income (loss) before income taxes         (3,759)               21,540
Income tax expense                           163                12,918
                                         -------              --------
Net income (loss)                        $(3,922)             $  8,622
                                         =======              ========

Included in income from discontinued operations for the nine month periods ended September 30, 2000 and 1999 is an allocation of corporate interest expense of $106 and $1,425, respectively, primarily based upon a percentage of the net equity investment in discontinued operations to the net equity of the Company including the discontinued operations.

The accompanying consolidated balance sheets have been restated to reflect the net liabilities of Aspect and the net assets of Prometric as net liabilities and net assets of discontinued operations. Net long-lived liabilities of Aspect as of September 30, 2000 and December 31, 1999 have been included in the net current liability amount because the sale transaction closed on October 7, 2000. Net long-lived assets of Prometric are included in the net current asset amount at December 31, 1999 because the sale transaction closed March 3, 2000. The net liabilities and net assets of discontinued operations include the following for Aspect as of September 30, 2000 and for Prometric and Aspect as of December 31, 1999:

                                                                                September 30,                 December 31,
                                                                                    2000                          1999
                                                                                -------------                 ------------
Accounts and notes receivable, net                                                $    --                       $50,598
Accounts payable and accrued expenses                                                  --                       (41,332)
Other, net                                                                             --                         1,621
Net long-lived assets                                                                  --                       269,400
                                                                                  -------                      --------
Net current assets of Prometric discontinued operations                           $    --                      $280,287
                                                                                  =======                      ========

Cash and marketable securities                                                    $ 3,227                       $ 1,415
Accounts and notes receivable, net                                                  3,051                         6,312
Accounts payable and accrued expenses                                              (4,367)                       (7,226)
Other current liabilities, net                                                     (9,868)                      (10,948)
Net long-lived assets                                                              10,998                        13,070
Long-term debt                                                                     (4,409)                       (5,109)
Other non-current liabilities, net                                                   (112)                         (240)
                                                                                  -------                      --------
Net current liabilities of Aspect discontinued operations                         $(1,480)                     $ (2,726)
                                                                                  =======                      ========

Note 3 - Acquisitions

Effective July 25, 2000, the Company obtained control of the Board of Directors' control of Les Roches, a private, for-profit university in Switzerland. The transaction is subject to Swiss government approval and final approval is considered likely. The purchase price totalled approximately $26,103 including estimated net cash payments of $6,275 and the assumption of $10,806 in outstanding debt and $9,022 of liabilities. The final purchase price may differ from this preliminary amount due to adjustments to acquisition related costs. The transaction was accounted for using the purchase method of accounting. The results of operations of Les Roches are included in the accompanying 2000 consolidated statements of operations from July 25, 2000 through September 30, 2000. In connection with the Company's acquisition of Les Roches, variable amounts of contingent consideration are also payable to the seller if specified levels of earnings are achieved in 2000, 2001 and 2002. The Company will record the contingent consideration when the contingencies are resolved and the additional consideration is payable.

Note 4 - Commencement of New Segment

The Company's newest segment, Sylvan Ventures, began operations during the first quarter of 2000. Sylvan Ventures invests in and incubates companies to bring emerging technology solutions to the education and training marketplace. During the nine month period ended September 30, 2000, Sylvan included its investments in Caliber Learning Network, Inc., OnLine Learning.net, ZapMe! Corporation, Chancery, Inc., LeapIt.com, Inc., Classwell Learning Group Inc., Kawama.com, Inc., ClubMom, Inc., and Sylvan's on-line tutoring venture, eSylvan, Inc., as part of the Sylvan Ventures segment.

During the nine month period ended September 30, 2000, the Sylvan Ventures segment incurred development costs related to its efforts to develop the investments, identify potential additional investments and operate eSylvan. These costs were comprised primarily of Internet development, technology infrastructure, start-up costs, professional fees, consulting fees, salaries and other related operational costs.

The Company has committed to fund $285,000 to Sylvan Ventures, including contributions of specified investments. On June 30, 2000, an agreement was finalized with affiliates of Apollo Management L.P. to provide $100,000 in funding for Sylvan Ventures. Additionally, certain members of the Company's management and other investors will invest $15,000 in Sylvan Ventures. The Company, however, will maintain a majority-ownership position in Sylvan Ventures and account for Sylvan Ventures as a consolidated subsidiary with a minority interest balance representing the minority owners' net investment.

Note 5 - Change in Year-end of Subsidiary

Effective January 1, 2000, the Company changed the year-end of Aspect, from September 30 to December 31 to produce a consistent reporting period for the consolidated entity. As a result of this change in year-end, Aspect's net results of operations for the three month period ended December 31, 1999 are reflected as an adjustment to retained earnings on the consolidated balance sheet as of January 1, 2000. The impact of this change resulted in a decrease in retained earnings of approximately $5,752. The results of Aspect's operations, which are included in discontinued operations (see Note 2), for the period October 1, 1999 to December 31, 1999 are summarized as follows:

                            Three months ended
                             December 31, 1999
                            ------------------
Revenues                        $ 10,709
Direct costs                     (16,350)
                                --------
Operating loss                    (5,641)
Other expense                       (111)
                                --------
Loss before income taxes          (5,752)
Income tax benefit                    --
                                --------
Net loss                        $ (5,752)
                                ========

Direct costs for the three months ended December 31, 1999 included $1,300 of advertising costs, which had been treated as prepaid prior to the October 1 start of the program term, $1,500 of salaries, travel and other costs for the relocation of the corporate management offices, which occurred in the three months ended December 31, 1999, and $400 of goodwill impairment write-offs related to the closing of two schools, which were announced in the three months ended December 31, 1999.

Note 6 - Marketable Securities

The following is a summary of marketable securities:

                              September 30,          December 31,
                                  2000                  1999
                              -------------          ------------
Equity securities                $  2,196               $ 8,281
Debt securities                   183,340                    --
Cash reserve fund                     387                 2,609
                                 --------               -------
                                 $185,923               $10,890
                                 ========               =======

The Company's investment in debt securities mature within one year of the balance sheet date.

Note 7 - Investments in and Advances to Affiliates

The Company's investments in and advances to affiliates accounted for under the equity method includes a 10% voting interest in Caliber Learning Network, Inc. ("Caliber"), and related loans. Caliber is a publicly traded company formed for the purpose of providing learning services to corporations and universities using the Internet, telecommunications and multimedia technology.

The Company's investment in and advances to Caliber consist of the following:

                              September 30,          December 31,
                                  2000                  1999
                              -------------          ------------
Invested capital                 $14,491                $14,491

Allocable share of losses
 from inception                   (8,999)                (6,740)
                                 -------                -------
                                   5,492                  7,751

Advances to affiliates             6,084                  3,024
                                 -------                -------
Total investment and
 advances to Caliber             $11,576                $10,775
                                 =======                =======

Summarized financial data of Caliber is as follows:

                              September 30,          December 31,
                                  2000                  1999
                              -------------          ------------
Balance sheet data:
Current assets                   $11,404                $31,765
Non-current assets                18,775                 21,519
Current liabilities               14,637                 12,570
Non-current liabilities            7,587                 10,250
Redeemable preferred stock        16,032                 15,153

Note 7 - Investments in and Advances to Affiliates (continues)



                               Three months ended September 30,
                                  2000                  1999
                              -------------          ------------
Statement of operations data:
Revenues                        $  5,982               $  6,570
Operating loss                    (8,314)                (6,052)
Net loss                          (8,440)                (6,094)

                                Nine months ended September 30,
                                  2000                  1999
                              -------------          ------------
Statement of operations data:
Revenues                        $ 17,133               $ 18,492
Operating loss                   (22,995)               (16,834)
Net loss                         (22,582)               (16,941)

Investments in and advances to affiliates include other investments totaling $33,259 and $2,542 at September 30, 2000 and December 31, 1999, respectively. The Company's allocable shares of losses related to these investments for the nine month periods ended September 30, 2000 and 1999 were $3,322 and $2,276, respectively.

Note 8 - Long Term Debt

Long-term debt consists of the following:

                                                                      September 30,           December 31,
                                                                          2000                    1999
                                                                     -------------------------------------
     Long-term revolving credit facility with banks                      $  3,529                $122,991
     Convertible debentures                                               100,000                      --
     Mortgages and notes payable bearing interest
        at rates ranging from 4.25% to 8.00%                                3,521                     249
     Mortgages, notes payable, and lines of credit
        related to International Universities                              37,270                  37,170
                                                                         --------                --------
                                                                          144,320                 160,410
     Less:  current portion of long-term debt                             (17,920)                (14,315)
                                                                         --------                --------
     Total long-term debt                                                $126,400                $146,095
                                                                         ========                ========

At September 30, 2000, the Company had a revolving credit facility (the "Facility") with a group of five banks, which allows the Company to borrow up to an aggregate of $100,000 at variable rates. Outstanding borrowings under the Facility are unconditionally guaranteed by a pledge of the capital stock of the Company's subsidiaries, and are due on December 23, 2003. As of December 31, 1999, the Company had $122,991 of borrowings outstanding under the facility, which were repaid in the first quarter of 2000 with a portion of the proceeds from the sale of Prometric. Debt covenants of the Facility require the Company to maintain certain debt-to-earnings and interest coverage ratios. Other provisions require maintenance of minimum net worth levels and restrict advances, investments, loans, capital expenditures and dividends.

The outstanding borrowings assumed as part of the Universidad Europea de Madrid ("UEM") and Les Roches acquisitions are secured by the underlying property and fixed assets of the respective universities. These borrowings bear interest at a blended variable rate of approximately 4.81% as of September 30, 2000, and 4.75% as of December 31, 1999.

On June 30, 2000, the Company issued $100,000 of ten year convertible subordinated debentures. The debentures bear interest at a fixed rate of 5.00%, payable semi-annually, and are convertible at any time into the Company's common stock at $15.735 per share. The debentures mature on June 30, 2010.

Note 9 - Due to Shareholders of Acquired Companies

Due to shareholders of acquired companies consists of the following:

                                                                                    September 30,           December 31,
                                                                                        2000                    1999
                                                                                    -------------           ------------
Amounts payable to former shareholders of Schulerhilfe in cash                        $    --                 $10,424
Amounts payable to former shareholders of Canter in cash                               13,144                   9,000
Amounts payable to former shareholders of Prometric in cash                             3,050                   3,050
                                                                                      -------                 -------
                                                                                      $16,194                 $22,474
                                                                                      =======                 =======

In connection with the Company's acquisition of Canter and based on Canter's earnings in 1999, additional cash consideration of $9,000 was paid to the seller in the second quarter of 2000. The liability and additional goodwill was recorded at December 31, 1999. Additional consideration of $13,144 was accrued as of September 30, 2000, and additional goodwill was recorded, for a final settlement with the former shareholders of Canter.

In connection with the Company's 1998 acquisition of Schulerhilfe, the Company paid the sellers a final cash payment of an additional $10,424 during the first quarter of 2000. This amount was based on the amount of 1999 franchise fees, which were collected by Schulerhilfe on or before January 31, 2000.

Note 10 - Investment and Other Income

The Company's investment and other income consists of the following:

                                                                 Three months ended                Nine months ended
                                                                    September 30,                     September 30,
                                                              ------------------------          ------------------------
                                                                2000            1999              2000            1999
                                                              --------        --------          --------        --------
Interest and other income                                     $ 7,179            $64            $16,363          $ 534
Gain (loss) on foreign exchange                                (2,499)            11             (2,081)          (272)
                                                              -------            ---            -------          -----
                                                              $ 4,680            $75            $14,282           $ 262
                                                              =======            ===            =======           =====

The three and nine months ended September 30, 2000 gain (loss) on foreign exchange include a $3,149 loss related to the settlement of a foreign exchange contract that settled in August 2000. The foreign exchange contract was entered into to protect against the impact of fluctuations in the exchange rate between the U.S. dollar and a foreign currency on the amount of U.S. dollars required for a potential foreign university acquisition.

Note 11 - Income Taxes

The tax provisions for the three month and nine month periods ended September 30, 2000 and 1999 are based on the estimated effective tax rates applicable for the full years, after giving effect to significant events related specifically to the interim periods. The Company's income tax provisions for all periods consist of federal, state, and foreign income taxes. The impact of the discontinued operations of Aspect and the inability to recognize tax benefits from Sylvan Ventures investment losses has resulted in an increase in the effective tax rate to 45% for the nine month period ended September 30, 2000. Sylvan Ventures is organized as a limited liability company ("LLC"), and its equity losses attributable to investments in corporations are not included in the Company's consolidated income tax returns. As a result of the revision in the effective income tax rate, income tax expense from continuing operations of $1,607 was recognized in the third quarter, of which expense of $2,307 related to a change in estimate from the first six months of 2000.

The Company estimates that its effective income tax rate from continuing operations for the year ended, December 31, 2000 will be 45%. The effective tax rate for 2000 is based upon available information. However, uncertainties exist that could cause the effective tax rate on an annual basis to vary from this estimated effective rate. These uncertainties include the Company's share of losses relating to the investments of Sylvan Ventures, and the level of profits generated in the United States versus foreign countries.

The Company's effective tax rate on continuing operations in 1999 was significantly impacted by utilized tax credits, foreign tax benefits and state income taxes, offset by permanent differences that arose due to the significant amount of restructuring and non-recurring charges. Because of these factors, comparison of the 2000 and 1999 effective tax rates is not meaningful.

Note 12 - Stockholders' Equity

On May 5, 2000, upon conclusion of a Company sponsored tender offer, the Company purchased approximately 8.5 million shares of common stock at $15.25 per share. The value of the shares purchased was approximately $130,097, including transaction costs.

On September 13, 2000, upon conclusion of a second Company sponsored tender offer, the Company purchased approximately 4.7 million shares of common stock at $15.00 per share. The value of the shares purchased was approximately $71,057, including transaction costs.

The components of stockholders' equity are as follows:

                                                                                              Accumulated
                                                       Additional                                Other                 Total
                                         Common         Paid-In           Retained           Comprehensive         Stockholders'
                                         Stock          Capital           Earnings               Loss                  Equity
                                         ------        ----------         --------          -------------          -------------
Balance at January 1, 2000                $ 509        $ 414,567          $ 60,762             $ (1,745)             $ 474,093

Repurchase of 13,166 shares of
  Common stock in connection
  with self tender offers                  (132)        (201,022)                                                     (201,154)

Repurchase of 639 shares of                  (6)          (9,854)                                                       (9,860)
  Common stock

Options exercised for purchase
  of 66 shares of common stock,
  including income tax benefit of
  $178                                        1              562                                                           563

Stock options granted to non-
  employees                                                   82                                                            82

Issuance of 62 shares of
  common stock in connection
  with the Employee Stock
  purchase Plan                               1              784                                                           785

Effect of subsidiary's year-end                                             (5,752)                                     (5,752)
  change (See Note 5)

Effect of stock option vesting
  acceleration for employees of
  discontinued operations                                    171                                                           171

Issuance of 45 shares of common
   stock in connection with other
   acquisitions                                              636                                                           636

Comprehensive income:
  Net income for the nine
    months ended September 30, 2000                                        291,231                                     291,231
  Other comprehensive income (loss):
    Unrealized loss on
    marketable securities                                                                        (3,033)                (3,033)
    Foreign currency translation
      adjustment                                                                                (16,850)               (16,850)
                                                                                                                     ---------
Total comprehensive income                                                                                             271,348
                                          -----        ---------          --------             --------              ---------
Balance at September 30, 2000             $ 373        $ 205,926          $346,241             $(21,628)             $ 530,912
                                          =====        =========          ========             ========              =========

Note 13 - Earnings Per Share

The following table summarizes the computations of basic and diluted earnings per common share:

                                                                          Three months ended                Nine months ended
                                                                             September 30,                     September 30,
                                                                          2000            1999            2000              1999
                                                                          ----            ----            ----              ----
Numerator used in basic earnings per common share:
      Income (loss) from continuing operations, before
        cumulative effect of change in accounting principle              $(3,337)       $ 12,645        $  6,699           $ 25,500
      Income (loss) from discontinued operations, net of tax               1,903           3,287          (3,922)             8,622
      Gain (loss) on disposal of discontinued operations,
        net of tax                                                             -         (25,082)        288,454            (25,082)
      Cumulative effect of change in accounting principle,
        net of tax                                                             -               -               -             (1,323)
                                                                         -------        --------        --------           --------
      Net income (loss)                                                  $(1,434)       $ (9,150)       $291,231           $  7,717
                                                                         =======        ========        ========           ========

Numerator used in diluted earnings per common share:
   Income (loss) from continuing operations, before cumulative
     effect of change in accounting principle                            $(3,337)       $ 12,645        $  6,699           $ 25,500
   Add:  Interest expense from assumed conversion of
     convertible debentures, net of tax                                        -               -             688                  -
                                                                         -------        --------        --------           --------
   Income (loss) from continuing operations, before cumulative            (3,337)         12,645           7,387             25,500
     effect of change in accounting principle, after assumed
     conversion of convertible debentures
   Income (loss) from discontinued operations, net of tax                  1,903           3,287          (3,922)             8,622
   Gain (loss) on disposal of discontinued operations, net of tax              -         (25,082)        288,454            (25,082)
   Cumulative effect of change in accounting principle,
     Net of tax                                                                -               -               -             (1,323)
                                                                         -------        --------        --------           --------
                                                                         $(1,434)       $(9,150)        $291,919           $  7,717
                                                                         =======        ========        ========           ========

Denominator:
   Denominator for basic earnings per share - weighted-average
    common shares outstanding                                             41,084          51,897          45,667             51,642
   Net effect of dilutive stock options based on treasury
     Stock method                                                              -           1,387             689              1,800
   Effect of dilutive convertible debentures                                   -               -           2,142                  -
                                                                         -------        --------        --------           --------
   Denominator for diluted earnings per share - weighted average
    common shares outstanding and assumed conversions                     41,084          53,284          48,498             53,442
                                                                         =======        ========        ========           ========

Earnings (loss) per common share, basic:
      Income (loss) from continuing operations, before
        Cumulative effect of change in accounting principle               $(0.08)          $0.24           $0.15              $0.49
      Income (loss) from discontinued operations, net of tax                0.05            0.06           (0.09)              0.17
      Gain (loss) on disposal of discontinued operations,
         net of tax                                                            -           (0.48)           6.32              (0.48)
      Cumulative effect of change in accounting principle, net of
         tax                                                                   -               -               -              (0.03)
                                                                         -------        --------        --------           --------
      Earnings (loss) per common share, basic                             $(0.03)       $  (0.18)       $   6.38           $   0.15
                                                                         -------        --------        --------           --------

Earnings per common share, diluted:
      Income(loss) from continuing operations, before
       cumulative effect of change in accounting principle               $ (0.08)       $   0.24        $   0.15           $   0.48
      Income (loss) from discontinued operations, net of tax                0.05            0.06           (0.08)              0.16
      Gain (loss) on disposal of discontinued operations, net of
       tax                                                                     -           (0.47)           5.95              (0.47)
      Cumulative effect of change in accounting principle, net of
       tax                                                                     -               -               -              (0.03)
                                                                         -------        --------        --------           --------
      Earnings (loss) per common share                                   $ (0.03)       $  (0.17)       $   6.02           $   0.14
                                                                         =======        ========        ========           ========

Note 14 - Contingencies

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

The Company is the defendant in arbitration proceeding pending in Los Angeles, California initiated on or about March 22, 1999 by James Jinsoo Choi and Christine Choi. The Chois' claim arose out of the previous relationship Mr. Choi had as a licensee of Sylvan. Mr. Choi was licensed to operate Sylvan Learning Centers in Korea pursuant to a license agreement. In June 1998, Sylvan terminated the license agreement for non-curable defaults. In their complaint, the Chois allege fraud, negligent misrepresentation, breach of fiduciary duty, and breach of contract. The Chois have claimed unspecified compensatory and punitive damages. The arbitration hearing has been completed; however, the arbitrators' ruling is not expected until the first quarter of 2001. The Company believes that all of the Chois' claims are without merit but is unable to predict the outcome of the Choi arbitration at this time.

Note 15 - Business Segment Information

                                                        Three months ended                Nine months ended
                                                           September 30,                     September 30,
                                                      2000             1999              2000            1999
                                                      ----             ----              ----            ----
Operating revenues:
   Sylvan Learning Centers:
     Franchise                                      $10,458          $13,425            $28,913         $29,680
     Company-owned                                   15,500           13,589             45,788          40,702
   Sylvan Education Solutions                        18,262           18,415             74,315          69,994
   Sylvan English Language Instruction:
     Franchise                                        4,045            9,328             12,125          20,572
     Company-owned                                    7,504           10,551             23,988          23,679
   Sylvan International Universities                  4,200            1,441             32,608          16,179
   Sylvan Ventures                                        -                -                  -               -
                                                   --------          -------           --------        --------
                                                   $ 59,969          $66,749           $217,737        $200,806
                                                   ========          =======           ========        ========
Segment profit (loss):
   Sylvan Learning Centers                           $6,554          $11,010           $ 17,985         $22,423
   Sylvan Education Solutions                         3,417            6,500             11,197          13,385
   Sylvan English Language Instruction                  346            8,958              2,289          14,983
   Sylvan International Universities                 (3,575)          (3,290)              (782)           (239)
   Sylvan Ventures                                  (10,192)               -            (15,890)              -
                                                   --------          -------           --------        --------
                                                   $ (3,450)         $23,178           $ 14,799        $ 50,552
                                                   ========          =======           ========        ========

                                                              September 30,         December 31,
Segment assets:                                                    2000                 1999
                                                              -------------         ------------
   Sylvan Learning Centers                                      $ 87,966             $ 71,097
   Sylvan Education Solutions                                    111,796              105,273
   Sylvan English Language Instruction                           114,950              121,408
   Sylvan International Universities                             137,429               97,344
   Sylvan Ventures                                                81,606                    -
                                                                --------             --------
   Segment assets                                                533,747              395,122
Corporate assets                                                 397,561               89,216
Net assets of discontinued operations                                  -              280,287
                                                                --------             --------
   Total assets                                                 $931,308             $764,625
                                                                ========             ========

As discussed in Note 4, during the first quarter of 2000, the Company commenced operations of its newest segment, Sylvan Ventures. Segment profit is calculated as net operating profit (loss) for operating segments. Segment profit for Sylvan Ventures is calculated as the net development and operating profit (loss), plus the net investment income (loss). There have been no other changes since December 31, 1999 in the Company's method for identification of reportable segments or for determination of segment profit or loss. There are no significant intercompany sales or transfers. The following table reconciles the reported information on segment profit (loss) to continuing income (loss) before income taxes reported in the consolidated statements of operations:

                                                               Three months ended                   Nine months ended
                                                                   September 30,                        September 30,
                                                             2000                1999              2000             1999
                                                             ----                ----              ----             ----
Total profit (loss) for reportable segments                $ (3,450)            $23,178          $ 14,799          $ 50,552
Corporate general and administrative expense                 (4,620)             (5,518)          (13,987)          (15,284)
Other income (expense), net                                   6,340              (1,478)           11,367            (5,257)
                                                           --------             -------          --------          --------
Income (loss) from continuing operations before
   income taxes and cumulative effect of change in
   accounting principle                                    $ (1,730)            $16,182          $ 12,179          $ 30,011
                                                           ========             =======          ========          ========

Note 16 - Comprehensive Income

The components of comprehensive income, net of related tax, are as follows:

                                                               Three months ended                   Nine months ended
                                                                   September 30,                        September 30,
                                                             2000                1999              2000             1999
                                                             ----                ----              ----             ----
Net income (loss)                                          $ (1,434)            $(9,150)         $291,231          $  7,717
Foreign currency translation adjustment                     (10,784)              2,037           (16,850)           (2,275)
Unrealized gain (loss) on marketable securities               2,696                   -            (3,033)                -
                                                           --------             -------          --------          --------
Comprehensive income (loss)                                $ (9,522)            $(7,113)         $271,348          $  5,442
                                                           ========             =======          ========          ========

Note 16 - Restructuring

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

                                                                                Payments in the
                                                         Balance at            nine months ended                  Balance at
                                                      December 31, 1999        September 30, 2000             September 30, 2000
                                                      -----------------        ------------------             ------------------
Employee termination costs                                $1,118                      $1,072                         $46
School closing costs                                       1,042                       1,042                           -
                                                          ------                      ------                         ---
Total                                                     $2,160                      $2,114                         $46
                                                          ======                      ======                         ===

The remaining costs at September 30, 2000 represent the Company's best estimate of the remaining employee termination costs to be paid.

Note 17- Subsequent Events

On October 26, 2000, the Company reached a definitive agreement to acquire a controlling interest in Universidad deValle de Mexico (UVM) for a cash purchase price in the range of $40,000 to $48,000. The final purchase price may differ from the preliminary amount due to adjustments to acquisition related costs. The agreement is subject to government and regulatory approval.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
        CONDITION AND RESULTS OF OPERATIONS
        -----------------------------------

Overview

The Company generates revenues from four business segments: Sylvan Learning Centers, which earns primarily franchise royalties, franchise sales fees and Company-owned Learning Center revenues; Sylvan Education Solutions, which earns revenues from providing supplemental remedial education services to public and non-public schools as well as providing teacher training services; Sylvan English Language Instruction, which earns fees from the operations of Wall Street Institute; and Sylvan International Universities, which earns tuition and fees from students of UEM, which was acquired in April 1999 and Les Roches, where Board control was obtained in July 2000. Additionally, during the first quarter of 2000, the Company initiated a new segment, Sylvan Ventures. Minority interest owners invested in Sylvan Ventures on June 30, 2000, however, Sylvan maintains a majority-ownership position in Sylvan Ventures and accounts for Sylvan Ventures as a consolidated subsidiary. Sylvan Ventures is focused on bringing emerging technology solutions to the education and training marketplace. For the nine months ended September 30, 2000, the Sylvan Ventures segment incurred development costs and recorded its share of equity losses from affiliates but did not generate revenues.

The following table sets forth the percentage relationships of operating revenues and direct costs for each segment, as well as certain income statement line items expressed as a percentage of total revenues for the periods indicated:

                                                                            Three months ended             Nine months ended
                                                                               September 30,                  September 30,
                                                                          2000             1999            2000           1999
                                                                          ---------------------            -------------------
Revenues:
   Sylvan Learning Centers                                                  43%              40%             34%            35%
   Sylvan Education Solutions                                               31%              28%             34%            35%
   Sylvan English Language Instruction                                      19%              30%             17%            22%
   Sylvan International Universities                                         7%               2%             15%             8%
                                                                           ---              ---             ---            ---
      Total revenues                                                       100%             100%            100%           100%
Direct costs:
   Sylvan Learning Centers                                                  32%              24%             26%            24%
   Sylvan Education Solutions                                               25%              18%             29%            28%
   Sylvan English Language Instruction                                      19%              17%             16%            14%
   Sylvan International Universities                                        13%               7%             15%             8%
                                                                           ---              ---             ---            ---
      Total direct costs                                                    89%              66%             86%            74%

General and administrative expenses                                          8%               8%              6%             8%
Sylvan Ventures development costs                                           10%               0%              5%             0%
                                                                           ---              ---             ---            ---
Operating income (loss)                                                     (7%)             26%              3%            18%
Non-operating income (expense)                                               4%              (2%)             3%            (3%)
                                                                           ---              ---             ---            ---
Income (loss) from continuing operations before taxes and
    cumulative effect of change in accounting principle                     (3%)             24%              6%            15%
Income tax expense                                                          (2%)             (5%)            (3%)           (2%)
                                                                           ---              ---             ---            ---
Income (loss) from continuing operations                                    (5%)             19%              3%            13%
Discontinued operations:
   Income (loss) from discontinued operations, net of tax                    3%               5%             (2%)            4%
   Gain (loss) on disposal of discontinued operations, net of tax            0%             (38%)           133%           (12%)
                                                                           ---              ---             ---            ---
Income (loss) before cumulative effect of change in accounting principle    (2%)            (14%)           134%             5%
Cumulative effect of change in accounting principle, net of tax              0%               0%              0%            (1%)
                                                                           ---              ---             ---            ---
Net income (loss)                                                           (2%)            (14%)           134%             4%
                                                                           ===              ===             ===            ===

Results of Operations

     The core businesses of Sylvan Learning Centers, Sylvan Education Solutions (formerly Contract Services) and Sylvan English Language Instruction were supplemented with the addition of Sylvan International Universities in April 1999. The Company has also moved to address the increasing importance of technology in learning by focusing efforts on development and funding of technology applications in the education and instruction marketplaces. In order to fund expansion of technology applications in educational and training services and to ensure that management remains focused on core business strengths, the Company consummated the sale of the PACE corporate training business, the Prometric computer-based testing business and Aspect, an English language immersion business in December 1999, March 2000 and October 2000, respectively. The operating results of the discontinued businesses have been reported in the discontinued operations section of the consolidated statements of operations. The following comparison of operating results focuses on the continuing operations of the Company.

Comparison of results for the three months ended September 30, 2000 to results for the three months ended September 30, 1999.

Revenues. Total revenues from continuing operations decreased by $6.7 million, or 10%, to $60.0 million in 2000 from $66.7 million in 1999. This revenue decrease was driven primarily by a $13.6 million decrease in fees associated with sales of territory rights related to the Learning Centers, Canter and Wall Street Institute businesses. This decline in territory fees resulted from a change in the Company's international expansion strategy to one of retaining ownership of franchise territories in high potential markets. Although this strategy change results in declining current period revenue comparisons and deterioration of the current period operating margins, the strategy will result in the retention of a greater share of the system revenues in future periods. Excluding these territory fee reductions, total revenues from continuing operations increased by $6.5 million or 12% for the three month period ended September 30, 2000 over the same period in 1999.

     Sylvan Learning Centers revenue decreased by $1.1 million, or 4%, to $26.0 million for the quarter ended September 30, 2000 compared to the same period in 1999. Franchise sales decreased by $5.4 million primarily due to an international area development agreement for $5.0 million during the quarter ended September 30, 1999. Franchise royalties increased by $0.8 million, or 16%, in 2000 as a result of a net increase of 65 new Centers opened after September 30, 1999, and a 10% increase in same center revenue. Revenues from Company-owned learning centers increased $1.9 million, or 16%, to $13.4 million during 2000. Same center revenues increased 9%, or $1.1 million, with the remaining revenue increase of $0.8 million generated from five Company-owned centers acquired from franchise owners and a net of one new center opened during the past year. International revenues, primarily Schulerhilfe, declined to $2.8 million in 2000 from $3.0 million in 1999 primarily as a result of foreign exchange declines. On May 19, 2000, the Company acquired Sylvan Ivy Prep, formerly Ivy West, an SAT preparation company based in California. This acquisition resulted in additional revenue of $1.5 million for the three months ended September 30, 2000. Operating revenue for Learning Centers represents 43% of total revenues from continuing operations of the Company for the three month period ended September 30, 2000.

     Sylvan Education Solutions revenue decreased by $0.1 or 1% to $18.3 million for the quarter ended September 30, 2000 compared to $18.4 million for the same period in 1999. Sylvan At School revenue for the quarter ended September 30, 2000 increased by $0.5 million in comparison with the same period in 1999. Canter teacher-training revenue decreased $0.6 million to $10.0 million in the third quarter 2000 from $10.6 million in the same period of 1999. The quarter ended September 30, 1999 included $3.5 million in non-recurring revenue related to the sale of an international Canter license agreement to provide Canter's masters degree program. This decrease in international license fee revenue for the quarter ended September 30, 2000 was offset by a $2.8 million increase in recurring Canter revenue due to a strong demand for Canter's products, particularly Canter's distance learning masters program. Operating revenue for Sylvan Education Solutions represents 31% of total revenues from continuing operations of the Company for the quarter ended September 30, 2000.

     English Language Instruction revenue decreased $8.3 million to $11.6 million in the third quarter of 2000 from $19.9 million in the third quarter of 1999. The primary reason for the revenue decrease in the third quarter of 2000 is that sales of territory fees decreased by $5.2 million to $0.2 million for the three months ended September 30, 2000 from $5.4 million for the same period of 1999. This decline in territory fees resulted from the aforementioned change in the Company's expansion strategy to one of retaining ownership of franchise territories in high potential markets. The remaining $3.1 million decrease in revenue was a result of lower franchise sales, maturing of the Spain market and foreign exchange differences for the three month period in comparison to the same period in 1999. Operating revenue for English Language Instruction represents 19% of the total revenues from continuing operations of the Company for the quarter ended September 30, 2000.

     Sylvan International Universities revenue increased $2.8 million to $4.2 million for the quarter ended September 30, 2000 compared to $1.4 million for the same period in 1999. The acquisition of control of Les Roches in July 2000 contributed $2.9 million in additional revenues which was offset by a $0.1 million decline in revenues at UEM primarily due to currency exchange changes and the effect of a program that was phased out later in 1999. The three month period ended September 30, 2000 is traditionally a low revenue period for UEM since classes are not in session for most of the period. Operating revenue for the Sylvan International Universities segment represents 7% of total revenues from continuing operations of the Company for the three month period ended September 30, 2000.

Direct Costs. Total direct costs from continuing operations, excluding Sylvan Ventures, increased 22% to $53.2 million for the three month period ended September 30, 2000 from $43.6 million in 1999. Direct costs as a percentage of total revenues increased to 89% in 2000 from 65% in 1999. This increase in direct costs as a percentage of revenues is primarily due to the effects of the change in the Company's expansion strategy to reduce high-margin territory sales revenues as well as the seasonality of the semester-based education industry. Timing of semester-based revenues, primarily at Education Solutions and UEM, also contributed to reducing revenues in the period and increased the percentage of direct costs to those revenues. Excluding the territory fee revenue, direct costs as a percentage of revenue declined to 89% in 2000 from 92% in the three month period ended September 30, 1999.

     Sylvan Learning Centers expenses increased $3.4 million to $19.4 million, or 75% of Learning Centers revenue for 2000, compared to $16.0 million, or 59% of Learning Centers revenue for the same period in 1999. Approximately $1.5 million of the increase in 2000 relates to expenses incurred in Company-owned learning centers due to the acquisition of franchised learning centers and costs associated with higher revenues at existing Company-owned centers. Expenses as a percentage of revenues in Company-owned learning centers remained consistent with those of the same period last year. The acquisition of Sylvan Ivy Prep resulted in $1.2 million of increased costs during the three months ended September 30, 2000. The remaining cost increase for the quarter relates to franchise support costs, which remain consistent as a percentage of franchise royalty revenue. The growth of expenses as a percentage of revenue is attributed to the high-margin international territory sale during the quarter ended September 30, 1999. Excluding the impact of this sale, expenses as a percentage of revenue have remained consistent between periods.

     Sylvan Education Solutions expenses increased by $2.9 million to $14.8 million, or 81% of Sylvan Education Solutions revenue for the quarter ended September 30, 2000, compared to $11.9 million or 65% of Sylvan Education Solutions revenue for the third quarter of 1999. The increase in expenses as a percentage of revenue for the quarter ended September 30, 2000 is primarily due to $3.5 million of high-margin revenue related to the sale of a license fee to provide Canter's masters degree program in Mexico during the quarter ended September 30, 1999. Excluding the impact of this sale, expenses as a percentage of revenue have remained consistent between the periods.

     English Language Instruction expenses increased $0.3 million to $11.2 million or 97% of revenues for the quarter ended September 30, 2000, compared to $10.9 million or 55% of revenues for the same period in 1999. The increase in expenses as a percentage of revenue for the three months ended September 30, 2000 is primarily a result of the business decision to reduce the amount of high margin territory sales further compounded by cost increases in staffing administrative efforts for the internally supported international expansion program.

     Sylvan International Universities expenses were $7.8 million, for the three month period ended September 30, 2000 compared to $4.7 million for the same period in 1999. This $3.1 million increase was primarily due to $2.2 million of direct costs generated from Les Roches. An additional $1.4 million of the increase in direct costs is due to the headquarters personnel costs for Sylvan International Universities during 2000, which included approximately $0.3 million of unsuccessful acquisition due diligence expenses during the period. These cost increases were partially offset by the favorable effect of currency rate changes.

     Sylvan Ventures costs and losses were $7.3 million, net of minority interest allocation, for the three months ended September 30, 2000. These costs primarily relate to efforts to identify potential technology driven investments in the educational services market, the development and incubation of the investments it currently holds and losses from investments held by Ventures. Costs associated with development of eSylvan, the Internet based instruction solution, totaled $3.8 million for the three months ended September 30, 2000. These costs are primarily comprised of professional and consulting fees, infrastructure development costs, as well as salaries and other related operational expenses. Ventures losses related to equity losses in affiliates were primarily impacted by the losses generated at Caliber. These losses are greater than the comparable period in the prior year due to changes that are occurring within the Caliber business model which will result in improved future operating performance.

Other Expenses. General and administrative expenses decreased by $0.9 million during the three month period ended September 30, 2000, compared to the same period in 1999. These costs remained constant at 8% of total revenues for the three month period ended September 30, 2000, compared to same period in 1999. The decrease in general and administrative expenses is primarily due to the Company's efforts to control overhead costs despite market expansion.

     Other non-operating items increased $4.9 million in the third quarter of 2000 as compared to the same period in 1999. This increase is largely attributable to an increase of $7.1 million in net interest and other income related to investing the net proceeds the Company received from the March 2000 sale of Prometric. The increase in net interest income was offset by an increase in foreign currency exchange loss of $2.5 million. The primary reason for the exchange loss was a loss of $3.1 million that was incurred on the settlement of a forward exchange contract that the Company had entered to protect against fluctuations in local currency related to a pending International University transaction.

     The Company's effective tax rate for continuing operations is not representative of the expected annual rate due to changes in estimates made in the quarter to adjust income taxes recorded in prior quarters for the three month period ended September 30, 2000. The reported effective income tax rate for continuing operations exceeds the U.S. federal statutory tax rates due to the impact of state income taxes, the impact of minority interest, and the Company's inability to utilize tax benefits related to certain investments of Sylvan Ventures. The Company anticipates that its effective income tax rate for continuing operations for the year ending December 31, 2000 will be 45%. The effect on the third quarter of the adjustment in the full year rate resulted in the creation of a tax expense on a loss from continuing operations.

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

Pretax Income (Loss) from Continuing Operations. Pretax results from continuing operations decreased by $17.9 million to a loss of $1.7 million for the three months ended September 30, 2000 compared to income of $16.2 million in the same period in 1999. The decrease is primarily a result of the announced change in the Company's strategy regarding territory fees combined with costs required to begin Sylvan Ventures, offset by increases in interest income.

Income from Discontinued Operations. Income from discontinued operations includes the operating results of Aspect for the quarter ended September 30, 2000 and 1999. The comparable period in 1999 also includes the operating results of PACE which was sold in December 1999 and Prometric, which was sold in March 2000.

Loss or Gain on Disposal of Discontinued Operations. At September 30, 1999 the Company approved a formal plan to dispose of the Pace Group. The loss on disposal of Pace was anticipated to be approximately $25.0 million, and was recorded in the period ended September 30, 1999. The disposal of Aspect in October 2000 resulted in an estimated $22.4 million gain, which will be recognized in the fourth quarter of 2000.

Comparison of results for the nine months ended September 30, 2000 to results for the nine months ended September 30, 1999.

Revenues. Total revenues from continuing operations increased by $16.9 million, or 8%, to $217.7 million in 2000 from $200.8 million in 1999. This revenue increase has been primarily driven by expansion of the International Universities segment through university acquisitions in 1999 and 2000, solid revenue growth in the Learning Centers and Education Solutions segments, offset by the impact of the change in the Company's international expansion strategy to retaining ownership of franchise territories in high potential markets and thereby reducing territory revenues. The $15.0 million decline in territory fees for the nine month period ended September 30, 2000 in comparison to the same period in 1999 resulted from a change in the Company's international expansion strategy. Although this strategy change results in declining current period revenue comparisons and deterioration in the current period operating margins, the strategy will result in the retention of a greater share of the system revenues in future periods. Excluding these territory fee reductions, total revenues from continuing operations increased by $31.9 million or 17%, for the nine month period ended September 30, 2000 over the same period in 1999.

     Sylvan Learning Centers revenue increased by $4.3 million, or 6%, to $74.7 million for the nine months ended September 30, 2000 compared to the same period in 1999. Franchise sales decreased by $5.6 million primarily due to an international area development agreement sold to France for $5.0 million during the nine months September 30,1999. Franchise royalties increased by $2.3 million, or 17%, in 2000 as a result of the net increase of 65 new Centers opened after September 30, 1999, and a 12% increase in same center revenue. Revenues from Company-owned learning centers increased $4.9 million, or 15%, to $37.3 million during 2000. Same center revenues increased 7%, or $1.8 million, with the remaining revenue increase of $3.1 million was generated from five Company-owned centers acquired from franchise owners and a net of one new Company-owned center opened during the past year. International revenues, primarily Schulerhilfe, declined to $10.7 million in 2000 from $10.9 million in 1999 primarily as a result of foreign currency exchange rate changes. On May 19, 2000 the Company acquired Sylvan Ivy Prep, formerly Ivy West, an SAT preparation company based in California. This acquisition resulted in additional revenue of $1.7 million for the nine months ended September 30, 2000. The remaining $1.0 million growth in revenue relates to increased volume in Tuition Finance and product sales. Operating revenue for Learning Centers represents 34% of total revenues from continuing operations of the Company for the nine month period ended September 30, 2000.

     Sylvan Education Solutions revenue increased by $4.3 million or 6% to $74.3 million for the nine months ended September 30, 2000 compared to the same period in 1999. Sylvan At School revenue increased $0.6 million or 1% over the same period in 1999. Canter teacher training revenue increased $3.7 million to $26.6 million for the nine months ended September 30, 2000, from $22.9 million in the same period of 1999. The $3.7 million increase in 2000 resulted from a $7.2 million increase in Canter's program sales revenue, offset by a $3.5 million decrease in license fee revenues. Operating revenue for Sylvan Education Solutions represents 34% of total revenues from continuing operations of the Company for the nine month period ended September 30, 2000.

     English Language Instruction revenue decreased $8.2 million to $36.1 million in the nine months ended September 30, 2000 from $44.3 million in the same period of 1999. The primary reason for the revenue decrease in the nine month period ended September 30, 2000 is that territory sales fees decreased by $7.6 million to $0.3 million in 2000 from $7.9 million in the same period in 1999. Area development agreement sales also declined in 2000 by $1.0 million from $1.5 million in 1999 to $0.5 million in 2000. The decline in territory fees and area development fees resulted from the Company's change in international expansion strategy to one of retaining ownership of franchise rights in high potential markets. The impact of these revenue decreases was partially offset by higher revenues from franchise operations and Company-owned centers during the nine months ended September 30, 2000. Operating revenues from English language instruction represents 17% of total revenues from continuing operations of the Company for the nine month period ended September 30, 2000.

     Sylvan International Universities revenue increased $16.4 million to $32.6 million for the nine month period ended September 30, 2000 compared to $16.2 million for the same period in 1999. This increase is primarily due to $14.5 million from the full year 2000 revenue impact of UEM which was acquired in April 1999 and the $2.9 million impact of the acquisition of control of Les Roches in the third quarter of 2000. These acquisition related revenue increases were partially offset by declines in UEM revenues primarily due to currency exchange rate changes and the effect of a program that was phased out in the fourth quarter of 1999.

Direct Costs. Total direct costs from continuing operations, excluding Sylvan Ventures, increased 24% to $187.0 million for the nine month period ended September 30, 2000 from $150.3 million in 1999. Direct costs as a percentage of total revenues increased to 86% in 2000 from 75% in 1999. This increase in direct costs as a percentage of revenue is primarily due to a change in the Company's expansion strategy to reduce the sales of franchise territories in order to retain the long-term benefits of owning franchise centers in high growth potential markets. The territory sales in prior comparable periods were at high margins, which reduce the percentage of direct costs to revenues in the 1999 period.

     Sylvan Learning Centers expenses increased $8.7 million to $56.7 million, or 76% of Learning Centers revenue for the nine month period ended September 30, 2000, compared to $48.0 million, or 68% of Learning Centers revenue for the same period in 1999. Approximately $4.2 million of the increase in 2000 relates to expenses incurred in Company-owned centers due to costs associated with higher revenues at existing Company-owned centers. Expenses as a percentage of revenues in Company-owned learning centers remained consistent with those of the same period last year. The acquisition of Sylvan Ivy Prep resulted in $1.6 million of increased costs during the nine months ended September 30, 2000. The remaining cost increase for the period relates to international development costs, franchise support costs, including Tuition Finance, and legal expenses. The growth of expenses as a percentage of revenue is attributed to the International area development sale during the nine month period ended September 30, 1999. The costs associated with this sale were minimal resulting in lower expense as a percentage of revenue. Excluding the impact of this sale, expenses as a percentage of revenue remain consistent.

     Sylvan Education Solutions expenses increased by $6.6 million to $63.1 million, or 85% of Sylvan Education Solutions revenue for the nine months ended September 30, 2000, compared to $56.6 million or 81% of Sylvan Education Solutions revenue for the same period of 1999. The increase in expenses as a percentage of revenue for the nine months ended September 30, 2000 is primarily due to the $3.5 million of high-margin revenue related to the 1999 sale of a license fee to provide Canter's masters degree program in Mexico. Excluding the impact of this sale, expenses as a percentage of revenues have decreased from the comparable period in 1999 due to the implementation of a new model, which reduces labor costs.

     English Language Instruction expenses increased $4.6 million to $33.8 million or 94% of revenues for the nine months ended September 30, 2000, compared to $29.2 million or 66% of revenues for the same period in 1999. The increase in expenses as a percentage of revenue for the nine months ended September 30, 2000 is primarily a result of the business decision to reduce the amount of high margin territory sales further compounded by cost increases of administrative efforts for the internally supported international expansion program.

     Sylvan International Universities expenses were $33.4 million for the nine month period ended September 30, 2000, as compared to $16.4 million for the same period in 1999. This increase in expenses is primarily related to acquisitions made to expand the International Universities segment. Sylvan acquired a 54% interest in UEM in the second quarter of 1999; therefore, no direct costs were reported for the first quarter of 1999. Direct costs reported for the first quarter of 2000 were $11.1 million. An additional $2.2 million of the direct costs in the nine month period ended September 30, 2000 were generated from Les Roches. Another $3.1 million of the increase in direct costs is due to headquarters personnel costs for Sylvan International Universities during 2000, and approximately $0.4 million of unsuccessful acquisition due diligence expenses during the period. Excluding the effects of acquisitions and headquarters direct costs, direct costs of UEM over the nine month periods ended September 30, 2000 decreased by $0.6 million primarily due to currency exchange rate changes offset by program enhancement costs.

     Sylvan Ventures costs and losses were $13.0 million, net of minority interest allocations, for the nine months ended September 30, 2000. These costs primarily relate to efforts to identify potential investments in the educational services market, the development and incubation of technology driven investments it currently holds, and losses from investments held by Ventures. Costs associated with development of eSylvan, the Company's Internet based tutoring solution, totaled $7.2 million for the nine months ended September 30, 2000. These costs are primarily comprised of professional and consulting fees, Internet development costs, as well as salaries and other related operational expenses. Ventures losses related to equity losses in affiliates were primarily impacted by the losses generated at Caliber. These losses are greater than the comparable period in the prior year due to changes that are occurring within the Caliber business model which will result in improved future operating performance.

Other Expenses. General and administrative expenses decreased by $1.3 million during the nine month period ended September 30, 2000, compared to the same period in 1999. These costs decreased to 6% of total revenues for the nine month period ended September 30, 2000, compared to 8% of revenues for the same period in 1999. This decrease in general and administrative expense as a percentage of total revenues is primarily due to the Company's efforts to control overhead costs despite market expansion.

     Income from non-operating items increased $13.7 million in the nine months ended September 30, 2000 as compared to the same period in 1999. This improvement is largely attributable to an increase of $15.8 million in net interest and other income related to investing the net proceeds the Company received from the March 2000 sale of Prometric. The increase in interest income was partially offset by an increase in interest expense of $2.1 million and foreign exchange losses of $3.1 million generated from the settlement of forward exchange contract that the Company entered to protect against future fluctuations in local currencies related to a pending International University transaction.

     The Company's effective tax rate for continuing operations was 45% for the nine month period ended September 30, 2000. The reported effective income tax rate exceeds the U.S. federal statutory tax rates due to the impact of state income taxes, the impact of minority interests, and the inability to utilize tax benefits from certain investment losses of Sylvan Ventures. The Company anticipates that its effective income tax rate for the year ending December 31, 2000 will be 45%.

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

Pretax Income from Continuing Operations. Pretax income from continuing operations decreased by $17.8 million, or 59%, to $12.2 million for the nine months ended September 30, 2000 compared to the same period in 1999. The decrease is primarily a result of the Company's announced change in strategy regarding territory fees in order to allow the Company to retain increased future benefit, and increased costs required to begin Sylvan Ventures offset by the additional interest income earned on the investment of the Prometric sale proceeds.

Income (Loss) from Discontinued Operations. Income (loss) from discontinued operations includes the operating results of Aspect for the nine month period ended September 30, 2000 and the operating results of Prometric for the period January 1, 2000 through the sale date of March 3, 2000. The comparable period in 1999 includes the operating results of Aspect and Prometric as well as the operating results of Pace which was sold in December 1999.

Gain or Loss on Discontinued Operations. On March 3, 2000, the Company sold Prometric for approximately $775 million in cash and recorded an estimated gain on the sale of approximately $288.4 million net of income taxes of approximately $136.8 million, subject to a future adjustment for final working capital. The Company has estimated the domestic and foreign income taxes resulting from the sale based on the expected allocation of proceeds to subsidiaries that are a party to the transaction and the tax laws of the jurisdictions in which these subsidiaries operate. The disposal of Aspect in October 2000 resulted in an estimated gain of $22.4 million, which will be recognized in the fourth quarter of 2000.

     During the period ended September 30, 1999, the Company approved a formal plan to dispose of the Pace Group. The loss on disposal of Pace was estimated to be approximately $25.0 million, and was recorded in the period ended September 30, 1999.

Liquidity and Capital Resources

     The Company used $10.3 million of cash flow to fund operations for the nine month period ended September 30, 2000, compared to cash provided by operations of $58.2 million in 1999. The cash flow from operations consists primarily of income from continuing operations for the period excluding the gain on the sale of Prometric and non-cash charges (principally depreciation and amortization). Cash flow from continuing operations before working capital changes was $30.5 million for the nine month period ended September 30, 2000. The reduction of net operating assets, primarily as a result of receivable increases and payables and other current liability decreases, decreased cash generated by operations by $40.8 million.

     Cash provided by investing activities was $409.8 million for the nine month period ended September 30, 2000 compared to cash used in investing activities of $112.1 million in 1999. The 2000 investment activity was primarily a result of proceeds from the sale of Prometric ($710.3 million), partially offset by Sylvan Venture's investment in Chancery ($17.1 million), LeapIt ($7.5 million), Club Mom ($7.0 million) and Classwell ($5.2 million), other investments in and advances to affiliates ($6.5 million), payment of contingent consideration and other accrued liabilities for current and prior period acquisitions ($50.4 million), purchase of investment securities ($183.3 million) and the purchase of property and equipment ($18.7 million). The 1999 investment activity was primarily related to investments made to commence operations of the new International Universities segment, to acquire existing successful Sylvan Learning and English Language Instruction Franchise Centers and to invest in furniture, computer equipment and software development for the Company's general business expansion.

     Cash used in financing activities of $221.7 million in 2000, relates primarily to the net repayment of the Company's borrowings under it's existing credit agreements ($163.0 million) and the payment to repurchase common shares ($211.0 million) offset by issuance of convertible debentures and borrowings under bank lines of credit ($135.4 million) and cash received from Sylvan Ventures investors ($15.7 million). The Company used a portion of the funds from the sale of Prometric to fund these financing activities. Cash provided by financing activities in 1999 was primarily a result of $115.4 million received from net borrowings offset by stock repurchases of $36.2 million and repayment of debt of $32.4 million, which was used along with operating cash flows to fund investing activities.

     The Company anticipates that future cash flows from operations, available cash and existing credit facilities will be sufficient to meet its operating requirements, including the expansion of its existing business, funding International University acquisitions, payment of contingent consideration and funding of Sylvan Ventures' investments and development costs. The Company continues to examine opportunities in the educational services industry for potential synergistic acquisitions and investments.

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

Restructuring

     During the fourth quarter of 1999, the Company completed an analysis of its operating structure to improve operating efficiency and to enhance shareholder value. This analysis of the Company's operating structure revealed that the significant growth the Company had achieved had come at a cost of increased business complexity, added costs, slowed decision making, and diffused responsibility and accountability within the Company. As a result of this analysis, management approved a formal restructuring plan, and the Company recorded a restructuring charge to operations of approximately $5.1 million. The restructuring plan was comprised of employee termination and facility exit costs resulting primarily from the Company's plan to exit certain activities outside the core business of providing educational services. Facility exit costs include approximately $3.5 million of costs to close schools and school-based facilities. $5.0 million of the restructuring costs were paid through September 30, 2000. The remaining closing costs at September 30, 2000 represent the Company's best estimate of the remaining employee termination costs to be paid. The Company expects to complete implementation of the plan by the end of fiscal 2000.

     The restructuring plan adopted by management is consistent with the Company's strategy of simplifying the Company by focusing on its core educational services business and discontinuing involvement in the corporate training and computerized testing businesses. The restructuring will also streamline the Company's operations to allow management to focus on core business competencies and expansion into educational opportunities on the Internet. Direct cost savings from the restructuring plan will be primarily in the form of reduced employee expense across all segments and in general and administrative expenses. Other changes in the business model through entrance into Internet educational services opportunities and the dynamics of the education marketplace prevent quantification of the impact of future cost savings, if any, from this restructuring plan.

Impact of Recently Issued Accounting Standards

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." The Company will be required to adopt SAB 101 in the fourth quarter of 2000, and based upon a preliminary review of the SAB management believes that the adoption of SAB 101 will not have a material effect on the Company's reported operating results.

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement, which the Company will be required to adopt in January 2001, provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. Management believes that the adoption of Statement No. 133 will not have a material effect on the Company's financial statements.

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

All statements contained herein that are not historical facts, including but not limited to, statements regarding the anticipated impact of uncollectible accounts receivable on future liquidity, the Company's contingent payment obligations relating to acquisitions, future capital requirements, potential acquisitions, Sylvan Ventures transactions and the Company's future development plans are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: amount of revenues earned by the Company's tutorial and teacher training operations; the availability of sufficient capital to finance the Company's business plan on terms satisfactory to the Company; foreign currency risk; general business and economic conditions; and other risk factors described in the Company's reports filed from time to time with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK
        ------------------------------------------------------

     Market risk is the risk of loss to future earnings, to fair values or to future cash flows that may result from the changes in the price of financial instruments. The Company is exposed to financial market risks, including changes in foreign currency exchange rates, interest rates and investment values. The Company uses derivative financial instruments to protect against adverse currency movements related to significant foreign acquisitions. Exposure to market risks related to operating activities is managed through its regular operating and financing activities.

Foreign Currency Risk
     The Company derives approximately 36% of its revenues from continuing operations from customers outside of the United States. This business is transacted through a network of international subsidiaries, generally in the local currency that is considered the functional currency of that foreign subsidiary. Expenses are also incurred in the foreign currencies to match revenues earned and minimize the Company's exchange rate exposure to operating margins. A hypothetical weakening of 10% of the U.S. dollar relative to all other currencies should not materially adversely affect expected 2000 earnings or cash flows. The Company generally views its investment in the majority of its foreign subsidiaries as long-term. The functional currencies of these foreign subsidiaries are principally denominated in Euro-based currencies. The effects of a change in foreign currency exchange rates on the Company's net investment in foreign subsidiaries are reflected in other comprehensive income. A 10% depreciation in functional currencies relative to the U.S. dollar would result in a decrease in consolidated stockholders' equity at September 30, 2000 of approximately $7.4 million.

     The Company enters into forward foreign exchange contracts principally to manage the currency fluctuations in significant foreign transactions, thereby limiting the Company's risk that would otherwise result from changes in exchange rates. Gains and losses on forward foreign exchange contracts for purposes of business acquisitions are reflected in the income statement.

Interest Rate Risk
     The fair value of the Company's cash and cash equivalents would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due to the short-term nature of the Company's portfolio. The Company's long-term revolving credit facility bears interest at variable rates, and the fair value of this instrument is not significantly affected by changes in market interest rates. The Company's convertible debentures bear interest at 5% which presently approximates the market rate and therefore the fair value approximates the recorded value of this liability. A 100 basis point decrease in interest rates would impact net interest income and interest expense by reducing pretax income for the nine months ended September 30, 2000 by $2.8 million and increasing the pretax income for the same period in 1999 by $0.7 million.

Investment Risk
     The Company's investment portfolio is primarily exposed to risks arising from changes in equity prices. The Company is exposed to equity price risks on equity securities included in the portfolio of investments entered into for the promotion of business and strategic objectives. These investments are generally small capitalization stocks in the Internet segment of the educational services industry. The Company typically does not attempt to reduce or eliminate its market exposure on these securities. A 10% adverse change in equity prices would not materially impact the fair value of the Company's marketable securities and comprehensive income. The Company's investment portfolio also contains debt securities that mature within one year. A hypothetical 10% adverse change in the fair value of the debt securities should not materially adversely effect earnings or cash flows because of the Company's ability to hold the debt securities until maturity.

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

     All the potential impacts noted above are based on sensitivity analysis performed on the Company's financial position at September 30, 2000. Actual results may differ materially.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

(a) Exhibits
    Reference is made to the Exhibit Index.

(b) Reports on Form 8-K
    The Company filed three reports on Form 8-K during the nine month period ended September 30, 2000. The 8-K dated January 31, 2000 related to the sale of Prometric. The 8-K dated March 21, 2000 related to the filing of unaudited pro forma financial statements for the year ended December 31, 1999 relating to the sale of Prometric. The 8-K dated September 7, 2000 related to the formation of the Classwell Learning Group joint venture and the sale of Aspect. In addition, the Company filed Form 8-K dated
    November 11, 2000 related to the sale of Aspect.

SIGNATURES
----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.


                                      Sylvan Learning Systems, Inc.


Date: November 14, 2000               _______________________________________
                                      Neal S. Cohen, Executive Vice President
                                      and Chief Financial Officer

Exhibit Index


    Index
    Number                          Description
-------------------------------------------------------------------------------

     27.1  Financial Data Schedule

     27.2  Restated Financial Data Schedule