Form 10-K
period 2000-12-31
SYLVAN LEARNING SYSTEMS INC
filed 2001-04-02
CIK 912766

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934 for the fiscal year ended DECEMBER 31, 2000.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 for the transition period from _________ to _________.

                         Commission File Number 0-22844

                          SYLVAN LEARNING SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)


          MARYLAND                                            52-1492296
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

1001 FLEET STREET, BALTIMORE, MARYLAND                           21202
(Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code: (410) 843-8000

           Securities registered pursuant to Section 12(b) of the Act:


                                               Name of each exchange on
      Title of each class                         which registered
  COMMON STOCK, PAR VALUE $.01                          NASDAQ
PREFERRED STOCK PURCHASE RIGHTS                          NONE

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of voting Common Stock held by non-affiliates of the registrant was approximately $691 million as of March 26, 2001.

         The registrant had 37,739,597 shares of Common Stock outstanding as of March 26, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Certain information in Sylvan Learning Systems, Inc.'s definitive Proxy Statement for its 2001 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than April 30, 2001, is incorporated by reference in Part III of this Form 10-K.

                                      INDEX


                                                                                                      PAGE NO.
PART I.

            Item 1.       Business.......................................................................1
            Item 2.       Properties.................................................................... 9
            Item 3.       Legal Proceedings.............................................................10
            Item 4.       Submission of Matters to a Vote of Security Holders...........................10

PART II.

            Item 5.       Market for Registrant's Common
                             Equity and Related Stockholder Matters.....................................11
            Item 6.       Selected Consolidated Financial Data..........................................11
            Item 7.       Management's Discussion and Analysis of
                             Financial Condition and Results of Operations..............................14
            Item 7A.      Quantitative and Qualitative Disclosures About
                              Market Risk...............................................................22
            Item 8.       Financial Statements and Supplementary Data...................................23
            Item 9.       Changes in and Disagreements With Accountants
                             on Accounting and Financial Disclosure.....................................23

PART III.

            Items 10., 11., 12. and 13. are incorporated by reference from
                            Sylvan Learning Systems, Inc.'s definitive Proxy
                            Statement which will be filed with the Securities and
                            Exchange Commission, pursuant to Regulation 14A,
                            not later than April 30, 2001...............................................24

PART IV.

            Item 14.      Exhibits, Financial Statement Schedules
                            and Reports on Form 8-K.....................................................25

SIGNATURES..............................................................................................27

                                     PART I.


ITEM 1.  BUSINESS

         Sylvan Learning Systems, Inc. ("the Company" or "Sylvan") is a leading international provider of educational services to families and schools. The Company seeks to maintain its leadership position in the core K-12 educational services market while dramatically expanding its post secondary offerings and establishing a leadership role in the educational technology marketplace. The Company plans to achieve this leadership position through focus on the following business concentrations:

         - K-12. Providing consumer and institutionally focused education services for students ranging from kindergarten through high school education levels. Services are provided through Sylvan Learning Centers and Sylvan Education Solutions. This business focuses on proven successful grade level advancement of students through direct student-instructor interaction.

         - POST-SECONDARY. Providing educational services to students beyond the high school education level through a network of fully accredited international universities, center based adult English language instruction and accredited teacher training university courses and degree programs. Services are tailored to address the fast growing international marketplace for advanced education as well as the shortage of teaching professionals in the United States. Services are provided through the four universities that comprise Sylvan International Universities as well as the Wall Street Institute and Canter.

         - EDUCATION TECHNOLOGY. Focusing on investment in companies employing emerging technology solutions in the education marketplace. Building on brand recognition and an industry-leading position in education services, the Company seeks to create shareholder value by capitalizing on an opportunity to establish a leadership position in the application of Internet and wireless technologies to the marketplace through Sylvan Ventures.

         The Company provides lifelong educational services through five separate business segments. The Sylvan Learning Centers segment designs and delivers individualized tutorial programs to school age children through franchised and Company-owned Learning Centers. This segment also includes the operations of Schulerhilfe, a major provider of tutoring services in Germany. The Education Solutions segment principally provides educational programs to students of public and non-public school districts through contracts funded by Title 1 and state-based programs. This segment also provides professional development and graduate degree programs to teachers through the Canter Group. The Sylvan English Language Instruction segment consists of the operations of Wall Street Institute, B.V., ("WSI"), a European-based franchiser and operator of learning centers that teach the English language to professionals. Sylvan International Universities segment has acquired controlling interests in four private, for-profit universities since its inception in the second quarter of 1999. Through its universities in Spain, Mexico, Switzerland and Chile, Sylvan International Universities now controls the largest global network of fully accredited universities. The Company's newest segment, Sylvan Ventures, was launched in the first quarter of 2000 to invest in and incubate companies developing emerging technology solutions for the education marketplace.

         Consistent with the stated goal of focusing management's efforts and the Company's resources on the core business of consumer educational services and in order to fund expansion of technology applications in educational and training services, the Company consumated the sales of three business units in fiscal 1999 and 2000. On December 31, 1999, The PACE Group ("PACE"), the Company's corporate training business was sold in exchange for an equity investment in Frontline Group, Inc., the owner of a corporate training enterprise. On March 3, 2000, Prometric, the computer-based testing business, was sold for approximately $775 million in cash. On October 6, 2000, Aspect Language Schools, Inc. ("Aspect"), an English Language study/travel business, was sold for approximately $19.8 million in cash. Unless specifically noted, all discussion of financial results excludes the results of PACE, Prometric and Aspect except as disclosed as discontinued operations.

         Sylvan's services are delivered through an international network of Company owned and franchised educational centers as well as universities. In 2000, Company revenues were approximately $316.7 million, composed of $98.9 million from the Sylvan Learning Centers segment, $105.2 million from the Sylvan Education Solutions segment, $49.9 million from the Sylvan English Language Instruction segment, and $62.6 million from the Sylvan International Universities segment. System wide revenues, which include franchised Learning Center revenues of $293.1 million and franchised WSI revenues of $123.5 million, totaled $733.3 million in 2000. Note 17 of the 2000 audited financial statements contain additional disclosures regarding the Company's segments and geographic information.

SYLVAN LEARNING CENTERS

         Sylvan provides high quality educational services with consistent, quantifiable results. It has delivered its core educational service to more than
1.4 million students in grades K-12 over the past 20 years. The Company's Sylvan Learning Centers segment provides supplemental, remedial, and enrichment instruction primarily in reading, writing, mathematics, study skills, and test preparation, featuring an extensive series of standardized diagnostic assessments, individualized instruction, a student motivational system and continued involvement from both parents and the child's regular school teacher.

         Parents learn about Sylvan from the Company's media advertising, from a referral from another parent, or from school personnel. The Learning Center's Sylvan-trained educators use assessment results to diagnose students' skill gaps and to design an individual learning program for each student. Sylvan Learning Center's curriculum is consistent throughout North America. Instruction is typically given three times per week for one hour per visit at U-shaped tables designed to ensure that teachers work with three to four students at a time. Instructional programs are research based and built upon the philosophy of mastery learning. There are special incentives, such as tokens redeemable for novelties and toys, to motivate the student to achieve the program's objectives, build self-confidence, and to strengthen the student's enthusiasm for learning.

         A student's progress is monitored and parent conferences are scheduled after every 12 hours of a student's program. Throughout a student's course of study, the Learning Center assesses the student's progress using the same standardized diagnostic assessments. The results are shared with the parents in personal conferences, during which the student's continuation in a Sylvan program is discussed.

         FRANCHISE OPERATIONS. As of December 31, 2000, there were a total of 765 Learning Centers in 49 states, 8 Canadian provinces, Spain, Hong Kong and Guam operated by its franchisees. As of that date, there were 441 U.S. franchisees operating Sylvan Learning Centers. During 2000, a net of 56 franchised Learning Centers were opened. Additionally, during 2000, the Company acquired 1 franchisee-owned Learning Center.

         The Company's typical franchise agreement (the "License Agreement") grants a license to operate a Sylvan Learning Center and to use Sylvan's trademarks within a specified territory. The Company currently offers a License Agreement with an initial term of ten years, subject to unlimited additional ten-year extensions at the franchisee's option on the same terms and conditions. The initial license fee and royalty rates vary depending on upon the demographics of the territory. Franchisees must obtain the Company's approval for the location and design of the Learning Center and of all advertising, and must operate the Learning Center in accordance with the Company's methods, standards and specifications. The franchisee is required to purchase from Sylvan certain diagnostic and instructional materials, student record forms, parental information booklets and explanatory and promotional brochures developed by the Company. Sylvan specifies requirements for other items necessary for operation of a Learning Center, such as computers, instructional materials and furniture (franchisees must submit monthly financial data to the Company).

         The Company actively manages its franchise system. The Company requires franchisees and their employees to attend initial training in Learning Center operations and Sylvan's educational programs. The Company also offers franchisees continuing training each year. The Company employs field operations managers that act as "consultants" to provide assistance to franchisees in technology implementation, business development, marketing, education and operations. These employees also facilitate regular communications between franchisees and the Company.

         The Company believes there is significant potential for additional franchised Learning Centers both domestically and internationally. A number of territories with only one Learning Center could support one or more additional Learning Centers based upon the number of school-age children in the market area. The Company is actively encouraging existing franchisees in these territories to open additional Learning Centers. In addition, management has identified at least 206 territories in North America, primarily in smaller markets, in which there are no Learning Centers. The Company is actively seeking franchisees for a number of these territories. Forty-one new territories were sold in 2000.

         The Company has sold franchise rights for the operation of Learning Centers in Hong Kong, the United Kingdom, France and Spain. In pricing international franchise rights, the Company takes into account estimates of the number of centers that could be opened in an area. A master franchisee operates Sylvan Learning Centers in Spain and at December 31, 2000, had 103 centers in operation.

         COMPANY-OWNED LEARNING CENTERS. As of December 31, 2000, Sylvan owned and operated 82 Learning Centers: 7 in the greater Baltimore, MD area, 10 in the greater Philadelphia, PA area, 9 in the greater Washington, D.C. area, 12 in South Florida, 5 in Alabama, 5 in the greater Minneapolis, MN area, 7 in Dallas, TX, 8 in Houston, TX, 5 in the greater Salt Lake, UT area and 14 in the greater Los Angeles, CA area. The Company recently completed the acquisition of 3 centers in Austin, Texas and 2 centers in Baltimore, MD, in the first quarter of 2001. The Company's operation of Learning Centers enables it to test new educational programs, marketing plans and Learning Center management procedures. Company-owned Learning Centers give the Company a local presence in key markets, which has been helpful in cross-marketing the Company's other educational services in these communities. The Company may consider selected acquisitions of additional Learning Centers now operated by franchisees.

         SCHULERHILFE. As of December 31, 2000, Schulerhilfe, a major provider of tutoring services in Germany, has approximately 213 company-owned centers and approximately 722 franchise locations in Germany, Italy and Austria. Schulerhilfe is engaged in providing tutoring service to primary and secondary students with an operational business model that is similar to Sylvan Learning Centers. Students typically attend twice per week and are instructed in small groups of four to six students per session. Schulerhilfe advertises using print, radio and television advertisements on local and national levels.

         IVY WEST. On May 19, 2000, the company acquired Ivy West, an SAT preparation company based in California. Ivy West offers individual home-based instruction for preparation of the SAT I, SAT II, PSAT, and ACT. Ivy West also offers School Partnerships to provide SAT preparation materials and instruction in a group or classroom environment. Sylvan Learning Centers also offer the Ivy Prep program in their centers using the traditional 3 to 1 student - teacher ratio, small group instruction and school partnership programs.

SYLVAN EDUCATION SOLUTIONS

TEACHER TRAINING AND DEVELOPMENT

Through its Canter business unit, SES provides graduate courses and masters degree programs to teachers across America. Working in partnership with 17 degree-granting institutions of higher education, Canter delivered over 30,000 graduate courses in 2000. By the close of 2000, an additional 8,800 teachers were enrolled in its masters degree programs.

Canter is the leading provider of teacher training in the United States. Its courses focus on educational topics that are key to teaching success. Topics include such areas as reading at the elementary and secondary level, math, learning styles, instructional strategies, collaborative action research, classroom management and parental involvement. Canter programs incorporate the best in video, online and teacher collaboration - bringing national experts and real classroom application scenes to its students. All Canter courses focus directly on improving teacher practice. A recent study, conducted by Dr. Evelyn Odgen, an Independent Consultant, showed that graduates of Canter's Masters in the Art of Teaching demonstrated significant improvement in their daily classroom practice.

In addition to its Canter business unit, SES also addresses school districts' specific teacher training needs through its Alternative Certification, Teacher Test Preparation, and on-site professional development programs. These programs are run under contract with districts and are funded by federal and state Departments of Education programs.

DIRECT INSTRUCTION

Since 1993, SES has been delivering direct instructional service to children and adults through its contracts with public schools, non-public schools, and adult welfare agencies. SES takes the Sylvan learning model into our country's most economically disadvantaged communities, providing access to the same individualized instruction that their more affluent counterparts receive at their local Sylvan Learning Centers. SES programs are funded by federal Department of Education programs, such as Title I, state programs, such as PA Act 89, and federal Department of Labor initiatives. In 2000, SES served over 100,000 students in its direct instruction programs.

SYLVAN ENGLISH LANGUAGE INSTRUCTION

         Sylvan provides post-secondary English Language Instruction through the Wall Street Institute, a European-based franchiser and operator of language centers where English is taught through a combination of computer-based and live instruction. Typically, the instructional programs are approximately nine months to one year in duration. WSI uses a proprietary teaching system composed of multimedia interactive video on CD-ROM, live, personalized instruction and small group classes. WSI has more than 49 Company-owned and 325 franchised centers in operation throughout Europe, Latin America, the Middle East and Asia. These centers also serve as distribution points for the Company's other product offerings.

         WSI has 166 centers in Spain (139 franchised and 27 Company-owned) with the remainder in France, Germany, Italy, Portugal, Switzerland, Turkey, Czech Republic, Hong Kong, Saudi Arabia, Panama, Mexico, Chile, Israel, Colombia, Argentina, Brazil, Ecuador, Venezuela and China. WSI's initial international expansion was accomplished by selling Master Licensing rights, with each Master Licensor obtaining franchisees to open centers in its development areas. In 2000, consistent with the change in Sylvan's international expansion strategy of retaining ownership of franchise territories in high potential markets, Sylvan continued to expand WSI's presence globally, through the opening of new Company-owned centers, with a focus on the Middle East, Latin America, Europe and the Pacific Rim regions. Additional expansion of the WSI business model is occurring through the adoption of the programs at universities in the SIU network.

         WSI students, typically working professionals, learn through center based instruction, which applies modern technology and proven methods of individual instruction. A variety of educational courses are offered from beginning to advanced English language skills as well as courses for specific purposes such as business English. All WSI centers have computer labs and include Internet use for collaborative learning experiences. Per center enrollment averages 400 to 450 students per year. Students typically attend 2-3 hours per week and receive individual instruction in groups of one to six students. Wall Street Institute advertises using print, radio and television advertisements on local and national levels.

SYLVAN INTERNATIONAL UNIVERSITIES

         The Sylvan International Universities ("SIU") segment was formed in 1999 to allow the Company to capitalize on opportunities in the international educational marketplace. Features that make this market attractive for the Company's investment include: severe imbalances of university supply and demand, a rising middle class in many countries, governments that are unable to accommodate all qualified applicants, rapidly changing technology and economic globalization. The Company has leveraged these business opportunities by creating a "Sylvan Signature" university network that is focused on critical competencies such as: career oriented programs, bilingual instruction, technology centered education, and a leveraged network of universities equipped to provide centers of excellence and distance learning. Currently, SIU owns controlling interests in the parent companies of four fully locally accredited higher education institutions: Universidad Europea de Madrid, Les Roches School of Hotel Management, Universidad del Valle de Mexico and Universidad de Las Americas.

UNIVERSIDAD EUROPEA DE MADRID CEES ("UEM")

         SIU acquired a 54% controlling interest in Prouniversidad, S.A. in April 1999. Prouniversidad, S. A. was granted a license to operate Universidad Europea de Madrid CEES, a for-profit private university offering a wide array of university degrees officially recognized in Spain, including doctorate degrees. UEM also provides postgraduate courses and dormitory services to students. UEM owns, for student training purposes, a Dentistry Clinic and a Podiatry Clinic.

         UEM is located in the outskirts of Madrid, Spain and began operating in academic year 1995/1996. Prior to this time, the University was licensed to CEES (a college within the public Universidad Complutense) and has operated since the early 1990's. The UEM campus is built on a 3 million square foot plot of land. At present, the campus development consists of three academic buildings, two student dormitory buildings, sports facilities, and parking areas. There is enough space available at the campus for future expansion. The University's dormitory buildings located on campus can accommodate 529 students. At December 31, 2000, occupancy at the dormitory buildings was almost 100%.

         In academic year 2000/2001, which began October 1, 2000, UEM provides 28 degree programs in a variety of concentrations to 6,982 degree students, 50 doctorate students and 154 postgraduate students. UEM has had 27% growth in new student enrollment during the current academic year.

         Bachelor degrees usually take between four and five years to complete. Associate degrees typically span three years, and doctorate degrees span two years after the completion of a bachelor degree. The postgraduate courses span approximately three months. The tuition fee paid per academic year is approximately $6,300 per student, although the fee may vary depending on the degree and on the number of academic credits taken. Quality at UEM is achieved through special attention to the following critical features: low student to teacher ratio, close tutoring of students, and state-of-the-art laboratories and clinics. UEM is also focusing on state-of-the-art information technology infrastructure and advanced methodologies for the instruction of the English language to students.

SWISS HOTEL ASSOCIATION HOTEL MANAGEMENT SCHOOL LES ROCHES ("LES ROCHES")

         SIU acquired 100% ownership of Les Roches in July 2000. The school, located in Switzerland, was founded in 1979 by the Clivaz family and is considered one of the finest hotel management schools in the world. It is accredited by the Swiss Hotel Association and the New England Association of Schools and Colleges and currently enrolls students from nearly 45 countries. Les Roches is a center of excellence renowned for its strong theoretical and practical approach to preparing skilled managers for the hospitality and hotel management industry. It offers degree programs in 4 undergraduate and graduate concentrations.

         Les Roches campus consists of a main classroom building and 11 residence halls with capacity for 393 students per semester. Enrollments for the 2000/2001 academic year are approximately 1,100 students from 45 countries. New student enrollment increased 14% in the current academic year. Annual tuition fees for Les Roches programs (including room and board) range between $12,000 to $20,400 depending on the program. The school manages its recruitment and enrollment processes through a network of agents located in more than 35 countries. In addition to its on-campus programs, Les Roches offers an MBA online, with emphasis on the hospitality industry, delivered in association with IMCA of the United Kingdom.

UNIVERSIDAD DEL VALLE DE MEXICO ("UVM")

         SIU acquired an 80% controlling interest in Planeacion de Sistemas - ("PLANSI S.A."), parent company of Universidad del Valle de Mexico, in December 2000, forming a joint venture with the Ortega family who founded the university in 1960. It is an officially accredited university by the Mexican Secretary of Education after having met all its requirements. It is also an active member of the National Federation of Private Universities ("FIMPES"). UVM operates 14 campuses in Mexico and is considered the second largest private university in the country. UVM offers 31 degree programs in a wide array of fields and professional disciplines at the pre-college, undegraduate and graduate levels.

         Undergraduate programs usually take between four and five years and graduate programs typically span 2 years. Enrollments for the 2000 / 2001 academic year were approximately 32,000 full-time students and 8,000 students in continuing education programs. UVM has increased total enrollment by 7% in the current academic year. Average revenue per full-time student is $3,320.

UNIVERSIDAD DE LAS AMERICAS  ("UDLA")

         SIU acquired a 60% equity interest in Desarrollo del Conocimiento S.A. ("DECON"), parent company of Universidad de las Americas in December of 2000, forming a joint venture with the Artillo family who founded the university in Santiago, Chile in 1988. The university was granted full accreditation and autonomy by the Chilean Ministry of Education in December of 1997 after having successfully fullfilled the requirements established under the Chilean law. The university offers undergraduate degree programs in 14 professional fields.

         Typically, undergraduate programs in Chile take five to six years to complete and students receive a solid theoretical foundation coupled with strong practical orientation. The tuition fee paid per academic year is approximately $3,000. UDLA's courses are conducted in company owned and operated facilities. UDLA is an urban university located in downtown Santiago. During the 2000 academic year, which goes from March to December, enrollment reached 5,500 students. Through its Continuing Education division, UDLA also offers a wide array of programs to serve the needs of working adults.

SYLVAN VENTURES

         The Sylvan Ventures segment was established and commenced operations during the first quarter of 2000 with a goal of investing in and developing companies to bring technology solutions to the education and training marketplace. On June 30, 2000, the affiliates of Apollo Management L.P. and certain members of management joined the Company in the legal formation of Sylvan Ventures, LLC with total committed funds of $400 million. Of the $400 million commitment, the Company has committed $285 million, Apollo has committed to $100 million, and Management investors have committed $15 million.

         Sylvan Ventures intends to emerge as a market leader in the multi-billion dollar, highly fragmented e-learning market. Sylvan Ventures will invest in select, strategic investments in all phases of the online educational lifecycle including K-12, higher education, and professional development. Through promoting activity between portfolio companies and supplementing the strengths of each early stage enterprise with Sylvan's strong brand recognition, established relationships, management team experience, and substantial capital, Sylvan Ventures will create unique and significant operational synergies within and among the portfolio companies.

         As of December 31, 2000, Sylvan Ventures has investments in eSylvan, Inc., Mindsurf, Inc., Classwell Learning Group, Inc., Caliber Learning Group, Inc., Chancery Software Limited, iLearning, Inc., OnlineLearning.net, HigherMarkets, Inc., Kawama.com, Inc. and Club Mom Inc. Subsequent to year-end, Sylvan Ventures added to its investment portfolio with a significant investment in Walden University.

         For the year ended December 31, 2000, Sylvan Ventures reported significant losses resulting from recording its proportionate share of losses generated by its investees. These companies are in the early stages of development and significant losses are expected to be incurred through at least 2001.

         In accordance with the formation agreement, ownership of Sylvan Ventures is controlled in the following percentages: Company 72%, Apollo 25% and management investors 3%. The Company has significant control of the operations of Sylvan Ventures as a result of being the majority shareholder and through representation on the Investment Committee which reviews and approves individual Venture projects. The Sylvan Ventures' Board is comprised of the same slate of directors as the Company's Board. In the event of a profit triggering event, profits will be shared in the following percentages:
Company 57%, Apollo 20%, management investors 3% and management profits interests 20% (when fully allocated). As of December 31, 2000 only 15.2% of the management profits interest has been granted to members of Sylvan and Ventures' management teams. Profits are only allocated after all losses have been recaptured. Apollo has a preferred position in allocation of losses following fiscal year 2000. Losses will be allocated first to the Company and Management investors to the extent of the capital accounts, and then to Apollo. No losses can be allocated to the memberships profit interest.

         The Company maintains a majority-ownership position in Sylvan Ventures and accounts for Sylvan Ventures as a consolidated subsidiary with a minority interest balance representing the minority owners' net investment.

MARKETING

         The Company and its franchisees market Sylvan's Learning Center services to parents of school-aged children at all grade levels and academic abilities. Far beyond tutoring, Sylvan Learning Centers' supplemental education utilizes a diagnostic and prescriptive approach to address the specific needs of each and every student. A portion of Sylvan's advertising includes commercials on morning news on the national networks as well as various cable delivered programs. Sylvan's advertising positions it as the leader in supplemental education and emphasizes Sylvan's high quality curriculum, personalized attention and positive results: better grades and improved self-esteem. Franchisees form local cooperatives to collectively purchase local television and radio advertising and usually supplement their efforts with local newspaper and direct mail. The Company also has additional marketing support for specific programs, including Reading, Math, Algebra, Study Skills, SAT/ACT College Prep, and Writing.

         The Company markets its school-based educational services to local school districts and state education departments. This marketing effort has been expanded to seek contracts for both public and non-public schools, where both are administered by the local public school district. The Company markets its Canter division primarily through cooperative programs with participating institutions and direct mail advertising to teachers.

         WSI markets its English language instruction services through the use of national television and radio advertising programs in Spain as well as through locally placed advertising by its franchisees and company-owned centers in various countries.

         Sylvan International Universities markets its services in Spain, Switzerland, Mexico, and Chile through media ad campaigns as well as directly to prospective students. As part of this marketing effort, UEM, Les Roches , UVM, and UDLA marketing professionals visit private schools across the countries presenting the universities to prospective students and parents. Guided tours of the universities are also provided for high school students. UEM, Les Roches, UVM, and UDLA also carry out nationwide advertising campaigns on television, radio, written media and the Internet during annual enrollment periods.

COMPETITION

         The Company faces competition in each of its business segments. That competition focuses on price, educational quality and location in the franchise businesses. In the Education Solutions and International University businesses, the competition is primarily based on price and educational quality.

         The Company is aware of only three direct national corporate competitors in its Sylvan Learning Centers segment: Huntington Learning Centers, Inc., Kumon Educational Institutes and Kaplan Educational Centers. The Company believes these competitors operate fewer centers than Sylvan and that these firms concentrate their services within a smaller geographic area. In most areas served by Sylvan Learning Centers, competition also exists from individual tutors and local learning centers. State and local education agencies also fund tutoring by individuals, which compete with the company's Sylvan Learning Centers segment. Schulerhilfe competition consists of one other provider of tutoring services in Germany as well as individual local tutors.

         The Company's Educational Solution segment's most significant competitor remains the public school system itself. Given the unique position of public education in the United States, the Company believes that educational reforms implemented directly by school officials will not face the same degree of public resistance that the Company may face. The Company also competes with school reform efforts sponsored by private organizations and universities and with consultants hired by school districts to provide assistance in the identification of problems and implementation of solutions. The Company is aware of several entities that currently provide Title I and state-based programs for students attending parochial and private schools on a contract basis.

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

         The main competitors of Les Roches within Switzerland are Lausanne and Glion Hotel Schools.

         UVM is a leader within the growing segment of private universities in Mexico which now account for 29% of the total university enrollments. UVM's market share among private universities is 7% at a national level and 14.5% in the Mexico City metropolitan area. Its closest competitors include, among others, public universities like UNAM and UAM, and private universities like UNITEC, Universidad Panamericana and ITESM.

         The Chilean higher education system is composed of a group of traditional publicly funded universities (25) and a growing number of private universities (48). The private universties account for 31% of the total higher education enrollments. UDLA's market share within the private university sector amounts to 5.7%. UDLA competes with main traditional publicly funded universities, Universidad de Chile and Universidad Catolica, and also with the following private universities: Universidad Mayor, Universidad Andres Bello, and Universidad Diego Portales.

GOVERNMENT REGULATION

         FRANCHISE. Various state authorities as well as the Federal Trade Commission (the "FTC") regulate the sales of franchises in the United States. The FTC requires that franchisers make extensive disclosure to prospective franchisees but does not require registration. A number of states require registration and prior approval of the franchise-offering document. In addition, several states have "franchise relationship laws" or "business opportunity laws" that limit the ability of a franchiser to terminate franchise agreements or to withhold consent to the renewal or transfer of these agreements. While the Company's franchising operations have not been materially adversely affected by such existing regulation, the Company cannot predict the effect of any future legislation or regulation.

         TITLE I. Title I school districts are responsible for implementing Title I in carrying out their educational programs. Title I regulations, as well as provisions of Title I itself, direct Title I school districts to satisfy obligations including involving parents in their children's education, evaluating and reporting on student progress, providing equitable services and other benefits to eligible non-public school students in the district and other programmatic and fiscal requirements. In contracting with school districts to provide Title I services, the Company, has become, and will continue to be, subject to various Title I requirements and may become responsible to the school district for carrying out specific functions required by law. For example, Sylvan has responsibility for soliciting parental involvement, introducing program content adequate to achieve certain educational gains and maintaining the confidentiality of student records. The Company's failure to adhere to Title I requirements or to carry out regulatory responsibilities undertaken by contract may result in contract termination, financial liability, or other sanctions.

         ACCREDITATION. Private Universities must undergo an extensive trial period being overseen by the competent authorities to guarantee levels of academic quality before being granted full autonomy over curricula. The Company's universities in Spain, Switzerland, Mexico and Chile have all been granted full autonomy. The universities are then subject to periodic reviews by authorities.

TRADEMARKS

         The Company has a federal trademark registration for the words "Sylvan Learning Center" and distinctive logo and various other trademarks and service marks and has applications pending for a number of other distinctive phrases. The Company also has obtained foreign registrations of a number of the same trademarks. The Company's License Agreement grants the franchisee the right to use the Company's trademarks in connection with operation of the franchisee's Learning Center. Additionally, the Company has a federal trademark registration for the words "Wall Street Institute" and distinctive logo (Statue of Liberty), as well as foreign trademark registrations and pending applications for the WSI trademark and logo.

EMPLOYEES

         As of December 31, 2000, the Company had approximately 14,200 employees, 5,300 of whom were classified as full-time and 8,900 of whom were classified as part-time. Most of the Company's part-time employees are university employees, teachers in school-based programs, Company-owned Learning Centers and Schulerhilfe centers. The Company's employees are not represented by a union, and the Company considers its relationship with its employees to be good.

EFFECT OF ENVIRONMENTAL LAWS

         The Company believes it is in compliance with all environmental laws, in all material respects. Future compliance with environmental laws is not expected to have a material effect on the business.

ITEM 2. PROPERTIES

         The Company leases most of its facilities, consisting principally of administrative office space and center site locations. The Company's administrative offices consist of four leased facilities in Baltimore, Maryland.

         The Company's segments lease various sites, primarily in North America and Europe. The Learning Center segment leases space for 84 sites in the United States, and 177 Schulerhilfe sites in Germany; the English Language Instruction segment leases 50 sites around the world; the Education Solutions segment leases 3 regional offices; and the International Universities segment leases 2 sites used for the Dentistry and Podiatry clinics.

         The Company also owns academic buildings and dormitories on the UEM, Les Roches and UDLA campuses.

ITEM 3.   LEGAL PROCEEDINGS

         The Company is the defendant in a legal proceeding pending in the United States District Court for the Northern District of Iowa, Civil Action No. C96-334MJM, filed on November 18, 1996 by ACT, Inc., an Iowa nonprofit corporation formerly known as American College Testing Program, Inc. ("ACT"). ACT's claim arises out of the Company's acquisition of rights to administer testing services for the National Association of Securities Dealers, Inc. ("NASD"). ACT has asserted that the Company tortuously interfered with ACT's relations, contractual and quasi-contractual, with the NASD, that the Company caused ACT to suffer the loss of its advantageous economic prospects with the NASD and other ACT clients and that the Company has monopolized and attempted to monopolize the computer-based testing services market. ACT has claimed unspecified amounts of compensatory, treble and punitive damages, as well as injunctive relief. If ACT were awarded significant compensatory or punitive damages, it could materially adversely affect the Company's results of operations and financial condition. In February 1998, the Court ruled that ACT may proceed only on three of its five antitrust theories and otherwise narrowed the scope of ACT's antitrust claims. In March 1998, the Court denied the Company's motion to dismiss ACT's state law claims. Formal discovery was completed in 1999. Following discovery, in response to the Company's motion to dismiss, the Court further narrowed the scope of the litigation by dismissing all of ACT's tort claims. Following the Court setting a trial date, the Company filed a motion in limine to strike all of ACT's alleged damages. The Court granted that motion on May 8, 2000. The Company then renewed the motion for summary judgment, and ACT filed a motion for reconsideration or, in the alternative, for an interlocutory appeal, as well as a motion to join Prometric, Inc. as an additional defendant. The Court indefinitely postponed the trial date to consider those motions. On March 21, 2001, the Court reaffirmed its earlier decision striking ACT's alleged damages but granted ACT's motion to certify that ruling for an interlocutory appeal to the United States Court of Appeals for the Eighth Circuit. The Court denied ACT's motion for reconsideration and also denied the Company's renewed motion for summary judgment because the Court would not preclude a trial on ACT's claim for injunctive relief. The Court denied all other motions in limine without prejudice and granted ACT's motion to join Prometric, Inc. as an additional defendant. Prometric, Inc. is the Company's former subsidiary that now conducts the computer-based testing business formerly conducted by the Company. The Company believes that all of ACT's claims are without merit but is unable to predict the outcome of the ACT litigation at this time.

         The Company is the defendant in an arbitration proceeding pending in Los Angeles, California initiated on or about March 22, 1999 by James Jinsoo Choi and Christine Choi. The Chois' claim arose out of the previous relationship Mr. Choi had as a licensee of Sylvan. Mr. Choi was licensed to operate Sylvan Learning Centers in Korea pursuant to a license agreement. In June 1998, Sylvan terminated the license agreement for non-curable defaults. In their complaint, the Chois allege fraud, negligent misrepresentation, breach of fiduciary duty, and breach of contract. The Chois have claimed unspecified compensatory and punitive damages. The arbitration hearing has been completed and the parties are awaiting the decision of the arbitration panel. The Company believes that all of the Chois' claims are without merit but is unable to predict the outcome of the Choi arbitration at this time.

         At this time the Company is not a party, either as plaintiff or defendant, in any other material litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to be voted on by security holders during the fourth quarter ended December 31, 2000.

                                    PART II.



ITEM 5.  MARKET FOR REGISTRANTS' COMMON
         EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded on the NASDAQ National Market. The Company's trading symbol is SLVN. The high and low trade prices for 2000 and 1999 for the Company's Common Stock are set out in the following table. These prices are as reported by NASDAQ, and reflect inter-day price quotations, without retail mark-up, mark down or commission, and may not necessarily represent actual transactions.

         2000                                                  HIGH               LOW
         ----                                                 ------            ------
     1st Quarter                                              $16.75            $12.56
     2nd Quarter                                              $16.75            $10.63
     3rd Quarter                                              $16.13            $10.94
     4th Quarter                                              $16.31            $12.63

         1999                                                  HIGH               LOW
         ----                                                 ------            ------
     1st Quarter                                              $34.63            $24.94
     2nd Quarter                                              $29.25            $19.25
     3rd Quarter                                              $28.19            $15.25
     4th Quarter                                              $19.13            $10.69

         No dividends were declared on the Company's common stock during the years ended December 31, 2000 and 1999, and the Company does not anticipate paying dividends in the foreseeable future.

         The number of registered shareholders of record as of March 26, 2001 was 383.

         During the year ended December 31, 2000, the Company issued 45,162 shares of its common stock as part of acquisition transactions that were not registered under the Securities Act of 1933.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The selected consolidated financial data for the years ended December 31, 2000, 1999, 1998, 1997, and 1996 have been derived from Sylvan's consolidated financial statements. The financial data should be read in conjunction with the consolidated financial statements and notes thereto.

         The Company consummated significant purchase business combinations in each of the five years in the period ended December 31, 2000. These business combinations affect the comparability of the amounts presented. Additionally, the accompanying financial data has been restated to reflect the net assets of the disposed operations of Aspect, Prometric and PACE as net assets and net liabilities of discontinued operations. The following data should be read in conjunction with Notes 3 and 4 to the consolidated financial statements.

                                                     2000(1)(2)      1999(3)(4)     1998(5)(6)        1997        1996(7)
                                                   -------------   ------------    -----------    -----------   -----------
STATEMENTS OF OPERATIONS DATA:                                     (IN THOUSANDS, EXPECT PER SHARE AMOUNTS)

Revenues                                               $316,651       $277,050       $178,802       $118,101      $104,076

Costs and expenses:

      Direct costs                                      270,619        220,607        134,132         96,464        86,384
     Sylvan Ventures operating costs                     18,183              -              -              -             -
     General and administrative expense                  20,306         26,855         15,530         18,085         8,049
     Transaction costs related to
         pooling-of-interests                                 -              -          3,245              -             -
     Restructuring and asset impairment charges               -          3,569              -              -             -
                                                   -------------   ------------    -----------    -----------   -----------
     Total costs and expenses                           309,108        251,031        152,907        114,549        94,433
                                                   -------------   ------------    -----------    -----------   -----------


Operating income                                          7,543         26,019         25,895          3,552         9,643
Other non-operating income (loss)                        20,039        (12,248)         3,988         32,802         1,563
Interest expense                                         (7,322)        (4,041)          (319)          (213)         (799)
Sylvan Ventures investment losses                       (11,441)             -              -              -             -
Equity in net loss of affiliates:
    Sylvan Ventures investments                         (21,222)             -              -              -             -
    Other                                                  (981)        (2,356)        (3,500)        (2,006)          361
Minority interest:
    Sylvan Ventures                                       9,133              -              -              -             -
    Other                                                (1,674)          (319)             -              -             -
                                                   -------------   ------------    -----------    -----------   -----------
Income (loss) from continuing operations before
     income taxes and cumulative effect of change
      in accounting principle                            (5,925)         7,055         26,064         34,135        10,768
Tax benefit (expense)                                     4,308          1,284         (6,624)        (9,826)       (3,839)
                                                   -------------   ------------    -----------    -----------   -----------
Income (loss) from continuing operations before
cumulative effect of change in accounting principle   $  (1,617)       $ 8,339       $ 19,440       $ 24,309       $ 6,929
                                                   =============   ============    ===========    ===========   ===========

Income (loss) from continuing operations per
     share, basic                                     $   (0.04)        $ 0.16          $0.40          $0.57         $0.19
Income (loss) from continuing operations per
     share, diluted                                   $   (0.04)      $   0.16           0.38           0.54          0.18

BALANCE SHEET DATA:
Cash and cash equivalents                             $ 116,490       $ 18,995       $ 29,267       $  6,613       $ 3,811
Available-for-sale securities                           202,077         10,890          6,108         82,951        16,474
Net working capital                                     157,458        284,311         24,584        113,572        29,785
Intangible assets and deferred contract costs
     (net)                                              285,155        194,645        116,667         25,602        24,212
Net assets of discontinued operations                         -        280,287        278,150        134,062        99,169
Total assets                                          1,016,963        764,625        602,410        369,416       229,625
Long-term debt, including current portion and
other long term liabilities                             192,769        185,934         62,248         73,493        29,917
Stockholders' equity                                    553,263        474,093        488,833        340,460       182,768

(1) In 2000, the Company acquired controlling interests in Swiss Hotel Association Hotel Management School Les Roches ("Les Roches"), Universidad del Valle De Mexico ("UVM") and Universidad de las America ("UDLA"). These acquisitions were accounted for as purchases. The purchase price for Les Roches totaled approximately $23,198 including net cash payments of $5,219 and the assumption of $17,979 in debt and net liabilities. Additional variable amounts of consideration are also payable to the seller if specified levels of earnings are achieved in 2001 and 2002. The purchase price for UVM totaled approximately $55,481 including net cash payments of $46,964 and the assumption of $8,517 of net liabilities. The purchase price for UDLA totaled approximately $27,871, including cash payments of $23,988 and the assumption of $3,883 of debt and net liabilities. Additional variable amounts of consideration are also payable to the seller if specified levels of earnings are achieved in 2004, 2005 and 2006. The Company's 2000 results of operations include the results of operations of Les
         Roches for the period June 30, 2000 through December 31, 2000 UVM for the period November 30, 2000 through December 31, 2000, and UDLA for the period December 12, 2000 through December 31, 2000.

         Additionally, on May 18, 2000, the Company purchased certain assets and assumed certain liabilities of Ivy West. The purchase price totaled approximately $10,200. The Company's 2000 results of operations include the results of Ivy West for the period May 18, 2000 through December 31, 2000.

(2) On March 3, 2000, the Company sold Prometric for approximately $775,000 in cash and recorded an estimated gain on the sale of approximately $288,454, net of income taxes of approximately $136,800. On October 6, 2000, the Company sold Aspect for approximately $19,794 in cash and recorded a gain on the sale of approximately $22,353 including, an income tax benefit of approximately $3,047.

(3) On April 1, 1999, the Company acquired a controlling interest in the Universidad Europea de Madrid ("UEM") for cash of $26,000. The acquisition was accounted for as a purchase, and Sylvan's 1999 results of operations include the results of operations of UEM for the period April 1, 1999 through December 31, 1999. Also during 1999, the Company acquired 23 WSI franchise businesses for a total purchase price of $65,800. This acquisition was accounted for using the purchase method of accounting.

(4) During the quarter ended December 31, 1999, the Company recognized restructuring costs of $3,569 related to continuing operations. Additionally, the Company recognized significant non-recurring operating charges related to continuing operations during the fourth quarter of 1999, which totaled $9,978. These charges were principally related to asset impairment charges, which resulted from management's focus on simplification of the business model and a return to the core business strengths. Losses recorded on disposal of investments in the fourth quarter of 1999 also resulted in $13,370 of non-recurring charges during the period. The cumulative effect of these significant, unusual charges was to reduce income from continuing operations before income taxes and cumulative effect of change in accounting principle by $26,947 during the fourth quarter of 1999. See Notes 18 and 20 to the audited consolidated financial statements.

(5) Includes $3,245 of expenses related to a pooling of interest acquisition such as legal, accounting and advisory fees.

(6) On January 1, 1998, the Company acquired Canter for an initial purchase price of $25,000. Additional consideration of $48,819 has been recorded to reflect Canter's achievement of certain EBITDA targets. The acquisition was accounted for as a purchase, and Sylvan's results of operations from January 1, 1998 include the operations of Canter.

         Effective October 28, 1998, the Company acquired Schulerhilfe, in exchange for an initial purchase price of $19,082 in cash. Additional consideration of $10,424 was recorded subsequent to the initial purchase to reflect achievement of revenue and collection targets in 1999. The results of operations of Schulerhilfe subsequent to October 28, 1998 are included in Sylvan's results of operations.

(7) Effective December 1, 1996, Sylvan acquired WSI in exchange for an initial purchase price of $21,071. This transaction was accounted for using the purchase method of accounting, and Sylvan's results of operations from December 1, 1996 include the operations of Wall Street.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    OVERVIEW

         The Company generates revenues from four business segments: Sylvan Learning Centers, which earns primarily franchise royalties, franchise sales fees and Company-owned Learning Center revenues; Sylvan Education Solutions, which earns revenues from providing supplemental remedial education services to public and non-public schools as well as providing teacher training services; Sylvan English Language Instruction, which earns primarily franchise royalties, franchise sales fees, and company-owned center revenue; and Sylvan International Universities, which earns tuition and dormitory fees paid by the students of UEM, Les Roches, UVM and UDLA. During 2000 the fifth segment, Sylvan Ventures, was launched. Sylvan Ventures had no revenues in 2000 but it incurred costs related to its efforts to develop its investments and recorded its equity share of the losses of investments accounted for using the equity method.

         The following table sets forth the percentage relationships of operating revenues and direct costs for each segment, as well as certain income statement line items expressed as a percentage of total revenues for the periods indicated for the year ended December 31:

                                                                                 2000          1999          1998
                                                                              ---------     ----------    ----------
Revenues:
   Sylvan Learning Centers                                                         31%            33%           36%
   Sylvan  Education Solutions                                                     33%            37%           48%
   Sylvan English Language Instruction                                             16%            19%           16%
   Sylvan International Universities                                               20%            12%            0%
                                                                              ---------     ----------    ----------
      Total revenues                                                              100%           100%          100%
Direct costs:
   Sylvan Learning Centers                                                         24%            25%           25%
   Sylvan Education Solutions                                                      28%            29%           40%
   Sylvan English Language Instruction                                             15%            15%            9%
   Sylvan International Universities                                               18%            11%            0%
                                                                              ---------     ----------    ----------
      Total direct costs                                                           85%            80%           75%


General and administrative expenses                                                 6%            10%            9%
Sylvan Ventures operating costs                                                     6%             0%            0%
Costs related to pooling of interests and restructuring costs                       0%             1%            2%
                                                                              ---------     ----------    ----------
Operating income (loss)                                                             2%             9%           14%
Other non-operating income (loss)                                                   6%            (4%)           2%
Interest expense                                                                   (2%)           (1%)           0%
Sylvan Ventures investment losses                                                  (4%)            0%            0%
Equity in loss of affiliates                                                       (7%)           (1%)          (2%)
Minority interest                                                                   2%             0%            0%
                                                                              -----------   ----------    ----------

Income (loss) from continuing operations before taxes                              (2%)            3%           15%
Tax benefit (expense)                                                               1%             0%           (4%)
                                                                              ---------     ----------    -----------
Income (loss) from continuing operations                                           (1%)            3%           11%
                                                                              ===========   ==========    ==========

  RESULTS OF OPERATIONS

         The Company has continued to grow during 2000 in response to expanding opportunities in the educational services industry. The Company dramatically increased its activity in the post secondary market with the completion of acquisitions of controlling interests in three universities located in Mexico, Switzerland and Chile. The Sylvan International Universities segment now operates the largest global network of international universities with full local accreditation through its network of four universities. Additional post secondary growth also occurred through increased Canter enrollments and the expansion of the WSI operation. The Company's K-12 businesses also displayed continued strong growth with the expansion of the Learning Centers network and the addition of contracts and services within Education Solutions. The Company also moved to address the increasing importance of technology in learning by focusing efforts on applications of Internet technology to the education and instruction marketplaces through the creation of Sylvan Ventures. In order to fund Sylvan International Universities, Sylvan Ventures and to ensure that management remains focused on core business strengths in the educational and training services industry, the Company opted to sell the PACE corporate training business, the Prometric computer-based testing business and the Aspect English language immersion business in December 1999, March 2000 and October 2000, respectively. The operating results of the discontinued businesses have been reported in the discontinued operations section of the consolidated statement of operations. The following comparison of operating results focuses on the continuing operations of the Company.

COMPARISON OF RESULTS FOR THE YEAR ENDED DECEMBER 31, 2000 TO RESULTS FOR THE YEAR ENDED DECEMBER 31, 1999.

REVENUES. Total revenues from continuing operations increased by $39.6 million, or 14%, to $316.7 million for the year ended December 31, 2000 ("fiscal 2000") from $277.1 million for the year ended December 31, 1999 ("fiscal 1999"). This revenue increase has been primarily driven by expansion of the International Universities segment through university acquisitions along with revenue growth in Learning Centers and Education Solutions segments. These revenue increases were offset by the impact of the Company's announced strategy of foregoing franchise sales in lieu of retaining ownership of franchise territories in high potential markets.

         SYLVAN LEARNING CENTERS revenues for 2000 increased by $8.3 million, or 9%, to $98.9 million. Franchise royalties increased by $3.2 million, or 18%, as a result of the net increase of 55 franchised Centers opened in 2000 and a 12% increase in same center revenue. Franchise sales fees decreased by $5.6 million, primarily due to an international area development agreement to develop France sold for $5.0 million in September 1999. Ivy West, an SAT preparation company based in California was acquired in 2000, which resulted in additional revenues of $3.0 million. Product sales and other franchise service revenues increased $2.6 million for fiscal 2000, as compared to fiscal 1999. Revenues from Company-owned Learning Centers increased $5.6 million, or 13%, to $47.7 million during 2000. Same center revenues increased 5%, or $2.1 million, with the remaining revenue increase of $3.5 million generated from three new Company-owned centers opened or acquired from franchise owners in 2000. Fiscal 2000 marked the ninth consecutive year of double-digit same-center sales growth for the combined operations of franchise and Company-owned centers. International revenues, primarily Schulerhilfe, decreased by $0.5 million to $13.9 million primarily due to unfavorable foreign exchange variances for fiscal 2000 compared to fiscal 1999. Revenues for Learning Centers represent 31% of the total continuing revenues of the Company for the year ended fiscal December 31, 2000.

         SYLVAN EDUCATION SOLUTIONS revenue increased by $3.9 million, or 4%, to $105.2 million in fiscal 2000 compared to fiscal 1999. Sylvan At School revenue increased $2.6 million or 4% over the same period in 1999. Canter teacher-training revenue increased $1.3 million to $36.8 million in fiscal 2000 from $35.5 million in the same period of 1999. Canter revenues grew $4.8 million, in fiscal 2000, through programs designed to meet the strong demand for teacher training. This increase in 2000 revenues is partially offset in the comparison to 1999 revenues by a $3.5 million international license fee recorded in 1999. Operating revenue for Education Solutions represents 33% of total revenues from continuing operations of the Company for the year ended December 31, 2000.

         SYLVAN ENGLISH LANGUAGE INSTRUCTION revenues for fiscal 2000 decreased $2.9 million, or 5%, to $49.9 million. The primary reason for the revenue decrease is that sales of territory fees decreased by $4.7 million to $2.5 million for fiscal 2000 from $7.2 million for fiscal 1999. This decline in territory fees resulted from the aforementioned change in the Company's expansion strategy to one of retaining ownership of franchise territories in high potential markets. The remaining $1.8 million increase in revenue is attributable to expansion in Brazil and Italy. These increases were offset by lower franchise sales, maturation of the market in Spain and unfavorable foreign exchange differences for fiscal 2000 compared to fiscal 1999. Revenue from Sylvan English Language Instruction represents 16% of total continuing revenues of the Company for fiscal 2000.

         SYLVAN INTERNATIONAL UNIVERSITIES revenue for fiscal 2000 increased $30.3 million, or 94%, to $62.6 million. UEM revenues increased $13.0 million in 2000 principally because fiscal year 1999 included only nine months of operations. Additionally, the acquisitions of controlling interests of Les Roches on June 30, 2000, UVM on November 30, 2000 and UDLA on December 12, 2000 contributed $6.3 million, $10.1 million and $0.9 million, respectively. Revenue from Sylvan International Universities represents 20% of total continuing revenues of the Company for fiscal 2000.

DIRECT COSTS. Total direct costs of continuing operations, excluding Sylvan Ventures, increased 23%, to $270.6 million in fiscal 2000 from $220.6 million in fiscal 1999, as a result of business expansion. Direct costs as a percentage of total revenues increased from 80% in 1999 to 85% in 2000. The increase in direct costs as a percentage of total revenues from continuing operations is primarily due to the expenses related to the international expansion of the International Universities and English Language Instruction segments.

         SYLVAN LEARNING CENTERS expenses increased $8.1 million to $76.8 million, or 78% of Learning Centers revenue for fiscal 2000, compared to $68.7 million, or 76% of Learning Centers revenue for fiscal 1999. The increase for fiscal 2000 is primarily related to expenses incurred by Company-owned Learning Centers due to the acquisition of franchised Learning Centers and costs associated with higher revenues at existing Company-owned centers. Cost increases also related to franchise services support costs as a result of growth in franchised centers over the prior year, costs related to Sylvan Ivy Prep, and increased costs related to international development. These cost increases were offset by a $3.4 million decrease in non-recurring costs incurred in fiscal 1999 related to the technology driven impairment of certain educational programs, and the refocusing of management efforts on core business objectives during 1999.

         SYLVAN EDUCATION SOLUTIONS expenses increased by $7.6 million to $89.0 million, or 85% of Sylvan Education Solutions revenue for the year ended December 31, 2000, compared to $81.4 million or 80% of Sylvan Education Solutions revenue for the same period of 1999. The increase in expenses as a percentage of revenue for the year ended December 31, 2000 is primarily due to $3.5 million of high-margin fiscal 1999 revenue related to the sale of a territory license to provide Canter's master's degree program in Mexico.

         SYLVAN ENGLISH LANGUAGE INSTRUCTION expenses increased by $6.0 million to $47.1 million, or 94% of English Language Instruction revenues for fiscal 2000, compared to $41.1 million, or 78% of the segment's revenues in fiscal 1999. The increase in expenses as a percentage of revenues was primarily a result of the business decision to reduce the amount of high margin territory sales further compounded by cost increases in staffing administrative efforts to internally support the international expansion program.

         SYLVAN INTERNATIONAL UNIVERSITIES expenses increased by $28.2 million to $57.6 million, or 92% of Sylvan International Universities revenue for fiscal 2000, compared to $29.4 million or 91% of Sylvan International Universities revenue for fiscal 1999. This increase in expenses is primarily due to the full year 2000 impact of UEM, which was acquired in April 1999, as well as acquisition of the controlling interests in Les Roches, UVM, and UDLA during fiscal 2000. Additionally, headquarters personnel costs for Sylvan International Universities were also incurred to support the expansion of the university network during fiscal 2000.

OTHER EXPENSES. General and administrative expenses decreased by $6.5 million during 2000, to $20.3 million. This decrease in expense was due to overall cost reductions as a result of discontinued business units, as well as $3.0 million of 1999 non-recurring expenses related to business start-up costs and simplification of the Sylvan business model. Excluding these non-recurring expenses, expenses as a percentage of revenues decreased to 6% in fiscal 2000 from 9% in fiscal 1999.

         Sylvan Ventures operating costs were $18.2 million for fiscal 2000. eSylvan, a wholly-owned subsidiary of the Company, contributed $13.0 million of expenses related to the development of the Company's Internet based tutoring operations. Ventures management expenses of $5.2 million were incurred related to organizational start-up costs and management expenses related to the research, evaluation and management of the investment portfolio companies.

         Sylvan Ventures investment losses of $11.4 million related to the sale of the Zapme! investment and various impairment charges related to portfolio investments. Sylvan Ventures equity in net losses of affiliates of $21.2 million relates to Sylvan Ventures' share of operating losses generated by the early stage enterprises in the investment portfolio and the amortization of the initial difference between the carrying amount of equity method investments and the underlying equity in net assets of these investments at the time of the purchase. Sylvan Ventures minority interests' share of investment losses totaled $9.1 million for fiscal 2000. Beginning in 2001, any investment losses incurred by Sylvan Ventures will be allocable principally to the Company.

         Other non-operating income increased $15.6 million in fiscal 2000 as compared to fiscal 1999. This net increase was primarily attributable to a $20.9 million increase in interest income from investing the proceeds of the March 2000 sale of Prometric, offset by a $3.3 million increase in interest expense related to increased borrowings outstanding during the period, and a $2.0 increase in foreign currency exchange losses. The primary reason for the exchange loss was a loss of $3.1 million that was incurred on the settlement of a forward exchange contract acquired to protect against fluctuations in local currency related to a pending International University acquisition.

         Fiscal 1999 results from continuing operations included $3.6 million in restructuring costs resulting from strategic changes in the Company's core educational services business. These restructuring charges were primarily the result of employee termination costs, school closings and facility exit costs resulting from management's plan to exit certain activities outside the core business of providing educational instruction.

         In conjunction with the Company's 1999 formal restructuring plan, management also examined existing corporate investments to determine realizable investment value. Non-operating losses totaling $13.4 million were incurred in 1999 as a result of decreases in investment values resulting from changing market conditions for the educational services industry, including an aggregate loss of $11.4 million related to the sale of the investment in JLC Learning Corporation as disclosed in Note 6 to the audited consolidated financial statements.

         The reported effective income tax rate for continuing operations exceeds the U.S. federal statutory rates due to the impact of state income taxes, the impact of minority interests, and the inability to utilize tax benefits from certain investment losses of Sylvan Ventures. The Company's effective tax rate for continuing operations prior to Sylvan Ventures was 34% for fiscal 2000.

         The Company's effective tax rate for continuing operations for fiscal 1999 was significantly impacted by utilized tax credits, foreign tax benefits and state income taxes offset by permanent differences that arose due to the significant amount of restructuring and non-recurring charges in 1999. Because of these factors, comparison of the fiscal 2000 and fiscal 1999 effective tax rates is not meaningful.

INCOME (LOSS) FROM CONTINUING OPERATIONS. Income (loss) from continuing operations before cumulative effect of change in accounting principle decreased by $10.0 million, to a loss of $1.6 million for fiscal 2000. The decrease is primarily a result of costs and investment losses totaling $25.2 million related to Sylvan Ventures. Prior to the fiscal 2000 impact of Sylvan Ventures and after the removal of 1999 restructuring and non-recurring items, pre-tax income from continuing operations increased in fiscal 2000 by $1.8 million, to $35.8 million, due primarily to the increase in interest income related to the investment of the proceeds of the sale of discontinued operations, offset by the Company's change in international strategy to retaining ownership of franchise territories in high potential markets.

COMPARISON OF RESULTS FOR THE YEAR ENDED DECEMBER 31, 1999 TO RESULTS FOR THE YEAR ENDED DECEMBER 31, 1998.

REVENUES. Total revenues from continuing operations increased by $98.2 million, or 55%, to $277.1 million for the year ended December 31, 1999 from $178.8 million for the same period in 1998. This increase resulted from higher revenues in all business segments - Sylvan Learning Centers, Sylvan Education Solutions, Sylvan English Language Instruction and the initial operations of Sylvan International Universities.

         SYLVAN LEARNING CENTERS revenues for 1999 increased by $25.9 million, or 40%, to $90.7 million. Franchise royalties increased by $2.5 million, or 16%, as a result of the net increase of 43 franchised Centers opened in 1999 and a 12% increase in same center revenue. Franchise sales fees increased by $1.6 million, primarily due to the sale of a master franchise agreement for France for $5.0 million in September 1999, the effect of which was partially offset by the sale of a master franchise agreement for the United Kingdom for $3.3 million in 1998. Revenues from Company-owned Learning Centers increased $7.8 million, or 23%, to $42.2 million during 1999. Same center revenues increased 7%, or $2.2 million, with the remaining revenue increase of $5.6 million generated from 29 new Company-owned centers opened or acquired from franchise owners in 1998 and 1999. The full year impact of the October 1998 acquisition of Schulerhilfe, a Germany-based tutoring company, resulted in an additional $12.0 million in revenue for the year ended December 31, 1999. Product sales and other franchise service revenues generated the remaining revenue increase of $2.0 million for 1999, as compared to 1998. Revenues for Learning Centers represent 33% of the total continuing revenues of the Company for the year ended December 31, 1999.

         SYLVAN EDUCATION SOLUTIONS revenues increased for 1999 by $15.0 million, or 17%, to $101.3 million. The revenue increase for the year ended December 31, 1999 was the result of a $3.9 million increase in revenue from Sylvan at School contracts, a $0.3 million increase in Sylvan at Work contracts, and a $10.8 million increase in revenue from the Canter teacher instruction group. The $3.9 million increase in revenue from public and nonpublic schools for 1999 is the result of $4.5 million in revenue attributable to new contracts obtained after December 31, 1998, offset by a $0.6 million decrease in revenue from existing contracts. The revenue increase at Canter was due to increasing demand for domestic teacher training as well as the sale of a license to apply the Canter teachers distance learning masters degree program in Mexico for a licensing fee of $3.5 million. Revenue for Education Solutions represents 37% of total continuing revenues of the Company for the year ended December 31, 1999.

         SYLVAN ENGLISH LANGUAGE INSTRUCTION revenues increased for 1999 by $25.1 million, or 90%, to $52.8 million The revenue increase was due to a combination of acquisitions of Centers in high-growth European countries coupled with growth in the core areas of the business. Corporate center revenues increased by $24.0 million in 1999 to $30.8 million, primarily due to the inclusion of operating results of centers acquired in Italy, Germany and Spain. Franchising revenues fees increased to $12.6 million in 1999 from $12.3 million in 1998. The growth of the franchising revenues was reduced by a decrease in franchise royalties of $0.2 million for 1999 and the impact of the acquisition of successful franchised centers by WSI in 1999. Revenues from new area development agreements generated $3.9 million in franchise sales fees in 1999, which was a decrease from the 1998 franchise sales fees of $5.1 million. Fees from area development agreements have declined as a result of management's decision to retain undeveloped territories for Company-operated center expansion. Product sales revenues increased by $0.4 million to $6.3 million in 1999 due to increased demand for the English language instruction product. Revenues for the English Language Instruction segment represent 19% of total revenues of the Company for the year ended December 31, 1999.

         SYLVAN INTERNATIONAL UNIVERSITIES, began operations in the second quarter of 1999 with the acquisition of a controlling interest (54%) in the Universidad Europea de Madrid (UEM). Sylvan assumed operating control of UEM on April 1, 1999, at which time the results of UEM's operations began to be consolidated with those of the Company. Total revenues for UEM subsequent to April 1, 1999 were $32.3 million, which represent 12% of total revenues of the Company for the year ended December 31, 1999.

DIRECT COSTS. Total direct costs of continuing operations increased 64%, to $220.6 million in 1999 from $134.1 million in 1998, as a result of business expansion. Direct costs as a percentage of total revenues increased from 75% in 1998 to 80% in 1999. The increase in direct costs as a percentage of total revenues from continuing operations was a result of non-recurring costs in existing businesses, start-up costs of new business ventures and investments in technology enhancements.

         SYLVAN LEARNING CENTERS expenses increased $23.3 million to $68.7 million, or 76% of Learning Centers revenue for 1999, compared to $45.4 million, or 70% of Learning Centers revenue for 1998. Approximately $7.3 million of the increase for 1999 related to expenses incurred by Company-owned Learning Centers due to the acquisition of franchised Learning Centers and costs associated with higher revenues at existing Company-owned centers. Expenses as a percentage of revenues in Company-owned centers increased for the period as a result of the acquisition of more franchise centers, which tend to operate at lower margins. Cost increases of $2.5 million in 1999 related to franchise services support costs as a result of growth in franchised centers over the prior year. The impact of the October 1998 acquisition of Schulerhilfe resulted in $10.1 million of increased costs for 1999. Approximately $3.4 million of the segments direct cost increase represented non-recurring costs related to the technology driven impairment of certain educational programs, and the refocusing of management efforts on core business objectives.

         SYLVAN EDUCATION SOLUTIONS expenses increased by $9.4 million to $81.4 million, or 80% of Education Solutions revenue for 1999, compared to $72.0 million, or 83% of Education Solutions revenues for 1998. The decrease in expenses as a percentage of revenue for 1999 was primarily due to the increased volumes at Canter, which has higher operating margins. Canter operating margins were further enhanced by the sale of a license agreement to provide Canter's masters degree program in Mexico.

         SYLVAN ENGLISH LANGUAGE INSTRUCTION expenses increased $24.3 million to $41.1million, or 78% of WSI revenues for 1999, compared to $16.8 million, or 60% in 1998. This expense increase was primarily due to business growth and the cost of operating the corporate centers that were acquired in 1999. Approximately $24.1 million of the increase for 1999 related to expenses incurred in corporate centers due to the acquisition of franchised centers and costs associated with higher revenues at existing corporate centers. Expenses as a percentage of revenues in corporate centers increased for the period as a result of the acquisition of more franchise centers, which tend to operate at lower margins.

         SYLVAN INTERNATIONAL UNIVERSITIES expenses were $29.4 million for the nine-month period ended December 31, 1999. These direct expenses consist primarily of personnel, marketing and advertising, and facility-related costs of UEM. These expenses are a larger percentage of the International Universities revenues for the period from acquisition through December 31, 1999 than the anticipated annual percentage because of the seasonality of the business. Classes are not in session for June, July, August and September. However, certain fixed expenses are incurred year round.

OTHER EXPENSES. General and administrative expenses increased by $11.3 million during 1999, to $26.9 million. These expenses as a percentage of revenues increased to 10% in 1999. This increase in expenses as a percentage of revenues is largely due to $3.0 million of non-recurring expenses incurred in 1999 related to business start-up costs, asset impairments, and simplification of the Sylvan business model. Also included were the general and administrative costs necessary to provide support for the PACE and Prometric businesses although their operating results are included in discontinued operations.

         Results from continuing operations included $3.6 million in restructuring costs resulting from strategic changes in the Company's core educational services business. These restructuring charges were primarily the result of employee termination costs, school closings and facility exit costs resulting from management's plan to exit certain activities outside the core business of providing educational instruction.

         In conjunction with the Company's formal restructuring plan, management also examined existing corporate investments to determine realizable investment value. Non-operating losses totaling $13.4 million were incurred in 1999 as a result of decreases in investment values resulting from changing market conditions for the educational services industry, including an aggregate loss of $11.4 million related to the sale of the investment in JLC Learning Corporation as disclosed in Note 6 to the audited consolidated financial statements.

         Other non-operating expenses increased $5.7 million as compared to the same period in 1998. This net increase was primarily attributable to a $2.3 million decrease in other investment income, a $3.7 million increase in interest expense related to increased borrowings outstanding during the period, (which included $1.8 million of UEM interest expense) and a $0.3 million minority interest in income of consolidated subsidiary recorded in 1999, which was associated with UEM, offset by favorable impacts of other non-operating expenses of $0.6 million.

         The Company's effective tax position on continuing operations has been significantly impacted by utilized tax credits, foreign tax benefits and state income taxes offset by permanent differences that arose due to the significant amount of restructuring and non-recurring charges in 1999. Because of these factors, comparison of the 1999 and 1998 effective tax rates is not meaningful.

INCOME FROM CONTINUING OPERATIONS. Income from continuing operations before cumulative effect of change in accounting principle decreased by $11.1 million, to $8.3 million for the year ended December 31, 1999. After removing the effects of restructuring charges of $3.6 million, non-recurring operating expenses of $10.0 million and losses on investments of $13.4 million, pre-tax income from continuing operations for the year ended December 31, 1999 increased over 1998 by $8.0 million, or 30.7%, to $34.1 million. This increase was the result of increased revenues and operating income from the Learning Centers, Education Solutions and International University segments.

FUTURE ASSESSMENT OF RECOVERABILITY AND IMPAIRMENT OF GOODWILL

         In connection with various acquisitions, the Company has recorded goodwill. At December 31, 2000, unamortized goodwill was $277.1 million, which represented 27% of total assets and 51% of stockholders' equity. Goodwill arises when an acquirer pays more for a business than the fair value of the tangible and separately measurable intangible net assets. For financial reporting purposes, goodwill and all other intangible assets are amortized over the estimated period benefited. The Company has determined the life for amortizing goodwill based upon several factors, the most significant of which are the relative size, historical financial viability and growth trends of the acquired companies and the relative lengths of time such companies have been in existence. The Company amortizes goodwill on a straight-line basis over periods of 15 to 25 years based upon the factors associated with the specific acquisition.

         In connection with the Company's fiscal 2000 acquisition of Les Roches and UDLA, additional goodwill may be recorded for variable amounts of contingent consideration that are payable to the seller if certain criteria are met. The contingent consideration will be recorded as additional goodwill when the contingencies are resolved and the additional consideration is payable. Variable amounts of contingent consideration are payable to the seller's of Les Roches if specified levels of earnings are achieved in 2001 and 2002. Variable amounts of contingent consideration are payable to the sellers of UDLA in 2001, 2006 and 2007 if specified levels of earnings are achieved in 2000, 2004, 2005 and 2006. As of December 31, 2000, the Company has recorded an estimate of the consideration due in 2001 as a liability and additional goodwill of approximately $12,000.

         Management periodically reviews the Company's carrying value and recoverability of unamortized goodwill. If the facts and circumstances suggest that goodwill may be impaired, the carrying value of such goodwill will be adjusted, which will result in an immediate charge against income during the period of the adjustment and/or the length of the remaining amortization period may be shortened, which will result in an increase in the amount of goodwill amortization during the period of adjustment and each period thereafter until fully amortized. Once adjusted, there can be no assurance that there will not be further adjustments for impairment and recoverability in future periods. Of the various factors considered by management of the Company in determining whether goodwill is impaired, the most significant are (i) losses from operations, (ii) loss of customers, and (iii) industry developments, including the Company's inability to maintain its market share, development of competitive products or services, and imposition of additional regulatory requirements.

LIQUIDITY AND CAPITAL RESOURCES

         During 2000, the Company generated $7.9 million of cash flow from operations, a decrease of $63.0 million from the prior year. The reported net income of $305.2 million included significant non-operating elements such as net gain on sale of discontinued operations of $310.8 million, and non-cash elements such as depreciation and amortization charges of $30.4 million, loss from sale of investments of $11.4 million, equity in loss of affiliates, primarily due to Sylvan Ventures, of $22.2 million and minority interest of $7.5 million. Working capital related decreases in liquidity of $39.6 million during the year resulted primarily from an increase in receivables and a reduction of payables and other current liabilities.

         Cash generated from investing activities was $305.3 million in 2000, an increase of $464.9 million over the cash used in investing activities of $159.3 million in 1999. During 2000, cash generated consisted primarily of proceeds from the sale of Prometric ($710.3 million) and Aspect ($19.8 million). These amounts were offset by purchases of securities ($191.8 million) and net cash used to purchase Les Roches, UVM and UDLA ($64.2 million), Ivy West ($7.9 million), and other businesses, primarily by WSI ($18.7 million), increases in investments in and advances to affiliates primarily related to investments by Sylvan Ventures ($69.5 million), payments of contingent consideration and other accrued liabilities for prior period acquisitions ($19.3 million) and purchases of property and equipment ($33.8 million). The 2000 investment activity was primarily related to the Company's strategic plan to dispose of Sylvan Prometric and Aspect and to invest the proceeds of those sales into expansion of the International University and Sylvan Ventures segments. At December 31, 2000, the Company had accrued obligations payable in cash of $40.1 million related to contingent consideration for certain acquisitions. The amount due will be paid in 2001.

         During 2000, the Company used cash in financing activities of $212.0 million, which was primarily funded by the proceeds from the sale of the discontinued operations. The financing activity related primarily to the net repayment of the Company's borrowings under its existing credit agreements ($260.0 million) and the payment to repurchase common shares pursuant to two tender offers ($212.0 million). These amounts were offset by borrowings under bank lines of credit ($133.4 million) prior to the Prometric sale, the issuance of convertible debentures ($100.0 million) and capital contributions from minority investors ($24.9 million).

         The Company anticipates that cash flow from operations, available cash and existing credit facilities, will be sufficient to meet its operating requirements, including the expected expansion of its existing business, fund International University acquisitions, pay contingent consideration and fund Sylvan Ventures investments and operating costs. In connection with the Company's ownership of Sylvan Ventures, commitments have been made to provide certain investments additional funding totaling $44.3 million. The Company continues to examine opportunities in the educational services industry for potential synergistic acquisitions.

EURO CONVERSION

         On January 1, 1999, certain countries of the European Union established fixed conversion rates between their existing currencies and one common currency, the Euro. The Euro is now traded on currency exchanges and may be used in business transactions. The Company encountered no difficulties related to the initial adoption of the Euro in 1999. Beginning in January 2002, new Euro-denominated currencies will be issued and the existing currencies will be withdrawn from circulation. The Company is currently evaluating the systems and business issues raised by the Euro conversion.

These issues include the need to adapt computer and other business systems and equipment and the competitive impact of cross-border transparency. At present, management does not believe the Euro conversion will have a material impact on the Company's financial condition or results of operations.

CONTINGENT MATTERS

         In connection with the Company's acquisition of Canter and based on Canter's earnings in 2000, additional consideration of $13.1 million was paid to the seller in cash in 2001. As of December 31, 2000, the Company has recorded this additional consideration as a liability and goodwill, which will be amortized over the remaining amortization period of 22 years.

         In connection with the Company's acquisition of Les Roches, various amounts of contingent consideration are payable to the seller if specified levels of earnings are achieved in 2001 and 2002. The Company will record the contingent consideration when the contingencies are resolved and the additional consideration is payable.

         In connection with the Company's acquisition of UDLA, variable amounts of contingent consideration are also payable to the seller in 2006 and 2007 if specified levels of earnings are achieved in 2004, 2005 and 2006. The Company will record the contingent consideration when the contingencies are resolved and the additional consideration is payable.

         The Company has entered into agreements with franchisees of the Learning Centers and Wall Street Institute that allow the franchisee to put the centers back to the Company in the future at a predetermined multiple of operating results upon the achievement of specified operating thresholds. When the Company can access the likelihood of a put being exercised and the amount of the related commitment to purchase the center such obligation is disclosed.

EFFECTS OF INFLATION

         Inflation has not had a material effect on Sylvan's revenues and income from continuing operations in the past three years. Inflation is not expected to have a material future effect.

SEASONALITY IN RESULTS OF OPERATIONS

         The Company experiences seasonality in results of operations primarily as a result of changes in the level of student enrollments and the timing of semester cycles particularly in the International Universities segment. Timing of semester breaks at the International Universities results in the most favorable operating performance being recognized in the second and fourth quarters of the year. Other factors that impact the seasonality of operating results include: timing of contracts funded under Title I, timing of franchise license fees and the timing of Sylvan Ventures' development costs. Revenues and profits in any period will not necessarily be indicative of results in subsequent periods.

ALL STATEMENTS CONTAINED HEREIN THAT ARE NOT HISTORICAL FACTS, INCLUDING BUT NOT LIMITED TO, STATEMENTS REGARDING THE ANTICIPATED IMPACT OF UNCOLLECTIBLE ACCOUNTS RECEIVABLE ON FUTURE LIQUIDITY, THE COMPANY'S CONTINGENT PAYMENT OBLIGATIONS RELATING TO ACQUISITIONS, FUTURE CAPITAL REQUIREMENTS, POTENTIAL ACQUISITIONS, AND THE COMPANY'S FUTURE DEVELOPMENT PLANS ARE BASED ON CURRENT EXPECTATIONS. THESE STATEMENTS ARE FORWARD LOOKING IN NATURE AND INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. POLITICAL, ECONOMIC, CURRENCY, TAX, REGULATORY, TECHNOLOGICAL, COMPETITIVE AND OTHER FACTORS DESCRIBED IN THE COMPANY'S REPORTS FILED FROM TIME TO TIME WITH THE COMMISSION. THE COMPANY WISHES TO CAUTION READERS NOT TO PLACE UNDUE RELIANCE ON ANY SUCH FORWARD LOOKING STATEMENTS, WHICH STATEMENTS ARE MADE PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND, AS SUCH, SPEAK ONLY AS OF THE DATE MADE.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk is the risk of loss to future earnings, to fair values or to future cash flows that may result from the changes in the price of financial instruments. The Company is exposed to financial market risks, including changes in foreign currency exchange rates, interest rates and investment values. The Company occasionally uses derivative financial instruments to protect against adverse currency movements related to significant foreign acquisitions. Exposure to market risks related to operating activities is managed through its regular operating and financing activities.

FOREIGN CURRENCY RISK

         The Company derives approximately 40% of its revenues from continuing operations from customers outside of the United States. This business is transacted through a network of international subsidiaries, generally in the local currency that is considered the functional currency of that foreign subsidiary. Expenses are also incurred in the foreign currencies to match revenues earned and minimize the Company's exchange rate exposure to operating margins. A hypothetical weakening of 10% of the U.S. dollar relative to all other currencies should not materially adversely affect expected 2001 earnings or cash flows. The Company generally views its investment in the majority of its foreign subsidiaries as long-term. The functional currencies of these foreign subsidiaries are principally denominated in Euro-based currencies. The effects of a change in foreign currency exchange rates on the Company's net investment in foreign subsidiaries are reflected in other comprehensive income. A 10% depreciation in functional currencies relative to the U.S. dollar would result in a decrease in consolidated stockholders' equity at December 31, 2000 of approximately $16.1 million.

         The Company has entered into forward foreign exchange contracts principally to manage the currency fluctuations in significant foreign transactions, thereby limiting the Company's risk that would otherwise result from changes in exchange rates. Gains and losses on forward foreign exchange contracts for purposes of business acquisitions are reflected in the income statement.

INTEREST RATE RISK

         The Company holds its cash and cash equivalents in high quality short term fixed income securities consequently, the fair value of the Company's cash and cash equivalents would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due to the short-term nature of the Company's portfolio. The Company's long-term revolving credit facility bears interest at variable rates, and the fair value of this instrument is not significantly affected by changes in market interest rates. The Company's convertible debentures bear interest at 5%, which presently approximates the market rate and therefore the fair value approximates the recorded value of this liability. A 100 basis point decrease in interest rates would impact net interest income and interest expense by reducing pretax income for the year ended December 31, 2000 by $2.7 million.

INVESTMENT RISK

         The Company's investment portfolio contains high quality debt securities that mature within one year. A hypothetical 10% adverse change in the fair value of the debt securities should not materially adversely effect earnings or cash flows because of the Company's ability to hold the debt securities until maturity.

         In addition to the debt securities, the Company has an investment portfolio that consists of direct investment positions in education technology companies through Sylvan Ventures as well as short-term investments in available-for-sale debt and equity securities. The Company's investment portfolio is exposed to risks arising from changes in these investment values.

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

         All the potential impacts noted above are based on sensitivity analysis performed on the Company's financial position at December 31, 2000. Actual results may differ materially.

ITEM 8.  FINANCIAL STATEMENTS

         The financial statements of the Company are included on pages 32 through 60 of the report as indicated on page 31.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no changes in accountants, disagreements, or other events requiring reporting under this Item.

                                    PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF SYLVAN LEARNING SYSTEMS, INC.

         Information required is set forth under the caption "Election of Directors" in the Proxy Statement relating to the 2001 Annual Meeting of Shareholders, which will be filed on or before April 30, 2001.

         Information required pertaining to compliance with Section 16 (a) of the Securities and Exchange Act of 1934 is set forth under the caption "Election of Directors" in the Proxy Statement relating to the 2001 Annual Meeting of Shareholders, which is incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

         Information required is set forth under the caption "Executive Compensation" in the Proxy Statement relating to the 2001 Annual Meeting of Shareholders, which is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP AND CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required is set forth under the caption "Security Ownership" in the Proxy Statement relating to the 2001 Annual Meeting of Shareholders, which is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required is set forth under the caption "Certain Transactions" in the Proxy Statement relating to the 2001 Annual Meeting of Shareholders, which is incorporated by reference.

                                    PART IV.

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

         (b) Reports on Form 8-K:

         Form 8-K dated March 6, 2000

                  ITEM 2. Acquisition or Disposition of Assets

                  ITEM 7. Financial Statements, Pro Forma Financial Information and Exhibits

         Form 8-K dated October 9, 2000

                  ITEM 2. Acquisition or Disposition of Assets

                  ITEM 7. Financial Statements, Pro Forma Financial Information and Exhibits

3.  EXHIBITS

(a) Exhibits:

 EXHIBIT
  NUMBER                            DESCRIPTION
  ------                            -----------
   11.01    Purchase Agreement for $100,000 Convertible Subordinated Debentures Due 2010,
   11.02    Formation Agreement by and among Sylvan Learning Systems, Inc., AP Educate
            Investments, LLC, R. Christopher Hoehn-Saric and Douglas L. Becker dated June 30, 2000,
   11.03    Limited Liability Company Agreement of Sylvan Ventures, LLC by and among Sylvan
            Learning Systems, Inc., AP Educate Investments, LLC, Sylvan Ventures, Inc., R. Christopher
            Hoehn-Saric and Douglas Becker dated June 30, 2000,
   11.04    Stock Purchase Agreement among Optagon Holdings Limited ("Buyer") and Sylvan Learning
            Systems, Inc., Sylvan Learning Systems International, Ltd. and Aspect International
            Language Schools, B.V. (collectively, "Seller") dated October 6, 2000,
   11.05    Share Purchase Agreement dated as of June 30, 2000 between Francis Clivaz and Christian
            Clivaz ("Sellers") and Sylvan Learning Systems, Inc. ("Purchaser") regarding Gesthotel S.A.,
   11.06    Agreement by and among Sylvan Learning Systems Mexico, S. de R.L. de C.V. ("Purchaser")
            and Jose Ortega Martinez, et. al. ("Sellers") for the purchase of Universidad del Valle de
            Mexico, A.C. dated September 25, 2000,
   11.07    Purchase Agreement dated December 12, 2000 between Sylvan Chile Limitada ("Purchaser") and
            Indeco S.A. ("Seller") for the purchase of Universidad de las Americas de Chile.

   23.01    Consent of Ernst & Young LLP with respect to consolidated financial statements of Sylvan Learning
            Systems, Inc.
   23.02    Consent of Ernst & Young LLP with respect to financial statements of Caliber Learning Network, Inc.
   23.03    Consent of Ernst & Young LLP with respect to financial statements of Classwell Learning Group, Inc
   23.04    Consent of Arthur Anderson LLP with respect to consolidated financial statements of iLearning, Inc
   23.05    Consent of Ernst & Young LLP with respect to consolidated financial statements of Highermarkets, Inc.
   23.06    Consent of Ernst & Young LLP with respect to consolidated financial statements of Mindsurf, Inc
   23.07    Consent of Pricewaterhouse Coopers, LLP with respect to financial statements of Chancery Software, Inc.
   99.1     Chancery Software Limited Audited Financial Statements
   99.2     Higher Markets, Inc. Audited Financial Statements
   99.3     iLearning, Inc. Audited Financial Statements
   99.4     Mindsurf, Inc. Audited Financial Statements
   99.5     Classwell Learning Group Inc. Audited Financial Statements
   99.6     Caliber Learning Network, Inc. Audited Financial Statements

                                   SIGNATURES


         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized on March 29, 2001.

                                           SYLVAN LEARNING SYSTEMS, INC.
                                           (Registrant)


                                           By:  /s/ DOUGLAS L. BECKER
                                               -------------------------
                                               Douglas L. Becker
                                               Chairman of the Board


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on March 29, 2001.

  SIGNATURE                                                         CAPACITY
  /s/ DOUGLAS L. BECKER                                            Director, Chairman of the Board and Chief
  --------------------------------------------                       Executive Officer
  Douglas L. Becker

  /s/ PETER COHEN                                                  President and Chief Operating Officer
  --------------------------------------------
  Peter Cohen

  /s/ NEAL S. COHEN                                                Executive Vice President and Chief Financial
  --------------------------------------------                       Officer
  Neal S. Cohen

  /s/ DONALD BERLANTI                                               Director
  --------------------------------------------
  Donald Berlanti

  /s/ R. CHRISTOPHER HOEHN-SARIC                                    Director
  -------------------------------------------
  R. Christopher Hoehn-Saric

  /s/JAMES H. MCGUIRE                                               Director
  ----------------------------------------------
  James H. McGuire

  /s/LAURENCE M. BERG                                               Director
  -----------------------------------------------
  Laurence M. Berg

ITEM 14(a)(1)

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                                  PAGE
THE COMPANY:
Report of Independent Auditors......................................................................................29
Consolidated Balance Sheets as of December 31, 2000 and December 31, 1999...........................................30
Consolidated Statements of Operations for the years ended December 31, 2000, 1999, and 1998.........................32
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998................33
Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998 .........................34
Notes to Consolidated Financial Statements..........................................................................35

                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Stockholders
Sylvan Learning Systems, Inc.

We have audited the consolidated balance sheets of Sylvan Learning Systems, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The 2000 financial statements of iLearning, Inc., (a corporation in which the Company has a 29% interest), have been audited by other auditors whose report has been furnished to us; insofar as our opinion on the 2000 consolidated financial statements relates to data included for iLearning, Inc., it is based solely on their report. In the consolidated financial statements, the Company's investment in iLearning, Inc. is stated at $5,568,000 at December 31, 2000, and the Company's equity in the net loss of iLearning, Inc. is stated at $1,932,000, for the year then ended.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and, for 2000, the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sylvan Learning Systems, Inc. and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for start-up costs in 1999.



                                                     /s/ Ernst & Young LLP
Baltimore, Maryland
February 22, 2001

                 SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
         (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     DECEMBER 31,                  DECEMBER 31,
                                                                         2000                          1999
                                                                   ----------------            -------------------
                                                                                               (Restated - Note 1)
ASSETS
Current assets:
  Cash and cash equivalents                                               $116,490                       $18,995
  Available-for-sale securities                                            202,077                        10,890

  Receivables:

    Accounts receivable                                                     68,468                        45,537
    Costs and estimated earnings in excess of billings
      on uncompleted contracts                                               2,613                         3,061
    Notes receivable from tuition financing                                  7,489                         4,647
    Other notes receivable                                                  13,317                        16,783
    Other receivables                                                       15,549                         1,265
                                                                   ----------------            -------------------
                                                                           107,436                        71,293
    Allowance for doubtful accounts                                         (5,554)                       (2,138)
                                                                   ----------------            -------------------
                                                                           101,882                        69,155

  Inventory                                                                  5,832                         6,098
  Deferred income taxes                                                      3,936                         6,963
  Prepaid expenses and other current assets                                 20,955                         9,073
  Net current assets of discontinued operations                                  -                       280,287
                                                                   ----------------            -------------------
Total current assets                                                       451,172                       401,461

Notes receivable from tuition financing, less current portion                8,313                         5,330
Other notes receivable, less current portion                                 2,378                         1,879

Property and equipment:
  Land and buildings                                                        94,151                        63,319
  Furniture, computer equipment and software                                94,249                        69,770
  Leasehold improvements                                                    22,407                        10,819
                                                                   ----------------            -------------------
                                                                           210,807                       143,908
  Accumulated depreciation                                                 (38,965)                      (28,090)
                                                                   ----------------            -------------------
                                                                           171,842                       115,818
 Intangible assets:
  Goodwill                                                                 296,422                       200,382
  Other                                                                      2,611                         2,574
                                                                   ----------------            -------------------
                                                                           299,033                       202,956
  Accumulated amortization                                                 (21,078)                      (11,952)
                                                                   ----------------            -------------------
                                                                           277,955                       191,004

Investments in and advances to affiliates                                   57,999                        13,317
Other investments                                                           25,935                        25,933

Deferred costs, net of accumulated amortization of $1,969
  and $984 at December 31, 2000 and 1999, respectively                       7,200                         3,641
Other assets                                                                14,169                         6,242
                                                                   ----------------            -------------------
Total assets                                                            $1,016,963                      $764,625
                                                                   ================            ===================

                 SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
         (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                   DECEMBER 31,         DECEMBER 31,
                                                                       2000                 1999
                                                                 ---------------       -------------
                                                                                   (Restated - Note 1)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                    $  20,108            $ 23,456
  Accrued expenses                                                       40,452              21,234
  Income taxes payable                                                  119,511               9,711
  Current portion of long-term debt                                      20,292              14,315
  Due to shareholders of acquired companies                              40,195              22,474
  Deferred revenue                                                       42,483              23,234
  Other current liabilities                                              10,673                   -
  Net current liabilities of discontinued operations                          -               2,726
                                                                 ---------------       -------------
 Total current liabilities                                              293,714             117,150

Long-term debt, less current portion                                    128,575             146,095
Deferred income taxes                                                     4,824              12,152
Other long-term liabilities                                               3,707               3,050
                                                                 ---------------       -------------
Total liabilities                                                       430,820             278,447

Minority interest                                                        32,880              12,085

Stockholders' equity:
  Preferred stock, par value $.01 per share--authorized
    10,000 shares, no shares issued and
    outstanding as of December 31, 2000 and 1999                              -                   -
  Common stock, par value $.01 per share--authorized
    90,000 shares, issued and outstanding shares of
    37,278 as of December 31, 2000 and
    50,904 as of December 31, 1999                                          373                 509
  Additional paid-in capital                                            205,343             414,567
  Retained earnings                                                     360,232              60,762
  Accumulated other comprehensive loss                                 (12,685)             (1,745)
                                                                 ---------------       -------------
Total stockholders' equity                                              553,263             474,093
                                                                 ---------------       -------------

Total liabilities and stockholders' equity                           $1,016,963            $764,625
                                                                 ===============       =============


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                 SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                               YEAR ENDED DECEMBER 31,
                                                                 -----------------------------------------------------
                                                                      2000               1999               1998
                                                                 ---------------    ---------------    ----------------
                                                                                     (Restated -         (Restated -
                                                                                       Note 1)             Note 1)
REVENUES                                                               $316,651           $277,050            $178,802

COST AND EXPENSES
Direct costs                                                            270,619            220,607             134,132
Sylvan Ventures operating costs                                          18,183                  -                   -
General and administrative expense                                       20,306             26,855              15,530
Transaction costs related to pooling-of-interests                             -                  -               3,245
Restructuring charges                                                         -              3,569                   -
                                                                 ---------------    ---------------    ----------------
Total expenses                                                          309,108            251,031             152,907
                                                                 ---------------    ---------------    ----------------

Operating income                                                          7,543             26,019              25,895

OTHER INCOME (EXPENSE)
Investment and other income                                              20,039              1,122               3,988
Interest expense                                                         (7,322)            (4,041)               (319)
Sylvan Ventures investment losses                                       (11,441)                 -                   -
Other investment losses                                                       -            (13,370)                  -

Equity in net loss of affiliates:
   Sylvan Ventures                                                      (21,222)                 -                   -
   Other                                                                   (981)            (2,356)             (3,500)
                                                                 ---------------    ---------------    ----------------
                                                                        (22,203)            (2,356)             (3,500)
Minority interest in consolidated subsidiaries:
   Sylvan Ventures                                                        9,133                  -                   -
   Other                                                                 (1,674)              (319)                  -
                                                                 ---------------    ---------------    ----------------
                                                                          7,459               (319)                  -
                                                                 ---------------    ---------------    ----------------
Income (loss) from continuing operations before income taxes
   and cumulative effect of change in accounting principle               (5,925)             7,055              26,064
Income tax benefit (expense)                                              4,308              1,284              (6,624)
                                                                 ---------------    ---------------    ----------------
Income (loss) from continuing operations before cumulative
    effect of change in accounting principle                             (1,617)             8,339              19,440

Income (loss) from discontinued operations, net of
     income tax expense of $163, $12,398
     and $14,958, respectively                                           (3,968)             4,964              16,269
Gain (loss) on disposal of discontinued operations,
     net of income tax expense of $133,753 and
     $1,100,  respectively                                              310,807            (26,968)                  -
                                                                 ---------------    ---------------    ----------------
Income (loss) before cumulative effect of change in
    accounting principle                                                305,222            (13,665)             35,709
Cumulative effect of change in accounting
    principle, net of income tax benefit of $682                              -             (1,323)                  -
                                                                 ---------------    ---------------    ----------------
Net income (loss)                                                      $305,222         $  (14,988)            $35,709
                                                                 ===============    ===============    ================
Earnings (loss) per common share, basic:
     Income (loss)  from continuing operations before
         cumulative effect ofchange in accounting principle              $(0.04)        $     0.16               $0.40
    Net income (loss)                                                     $7.02         $    (0.29)              $0.73

Earnings (loss) per common share, diluted:
    Income (loss) from continuing operations before
      cumulative effect of change in accounting principle                $(0.04)        $     0.16               $0.38
    Net income (loss)                                                     $7.02         $    (0.28)              $0.70



SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                 SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)

                                                                                                ACCUMULATED
                                                                   ADDITIONAL                      OTHER           TOTAL
                                                       COMMON       PAID-IN       RETAINED     COMPREHENSIVE   STOCKHOLDERS'
                                                       STOCK        CAPITAL       EARNINGS     INCOME (LOSS)       EQUITY
                                                     ---------    -----------    -----------   -------------   -------------
Balance at January 1, 1998                             $455         $302,022       $  39,144        $(1,161)     $   340,460
Options and warrants exercised for purchase of 654
    shares of common stock, including income tax
    benefit of $5,176                                     7           11,531                                          11,538
Stock options granted to non-employees                                   539                                             539
Issuance of 27 shares of common stock in connection
    with the Employee Stock Purchase Plan                                527                                             527
Issuance of 2,570 shares of common stock in
    connection with contingent consideration
    related to the acquisition of Drake                  26           39,179                                          39,205
Issuance of 964 shares of common stock in
    connection with the acquisition of NAI / Block       10           24,990                                          25,000
Issuance of 345 shares of common stock in
    connection with contingent consideration
    related to the acquisition of PACE                    3           11,305                                          11,308
Issuance of 864 shares of common stock in
connection  with other acquisitions
    and investments                                       9           19,301             999                          20,309
Capital contribution by former shareholders
    of Aspect                                                          1,300                                           1,300
Comprehensive income:
    Net income for 1998                                                               35,709                          35,709
    Foreign currency translation adjustment                                                            2,938           2,938
                                                                                                               -------------
    Total comprehensive income                                                                                        38,647
                                                     ---------    -----------    ------------  -------------   -------------
Balance at December 31, 1998                            510          410,694          75,852          1,777          488,833
Options and warrants exercised for purchase
    of 311 shares of common stock, including
    income tax benefit of $1,456                          3            4,391                                           4,394
Stock options granted to non-employees                                   348                                             348
Repurchase of 1,730 shares of common stock
    for payment of future contingent
    consideration resulting from business
    combinations                                        (17)         (36,195)                                        (36,212)
Issuance of 41 shares of common stock in
    connection with the Employee Stock
    Purchase Plan                                                        961                                             961
Issuance of 510 shares of common stock in
    connection with the contingent consideration
    related to the acquisition of Canter                  5           11,162                                          11,167
Issuance of 720 shares of common stock in
    connection with contingent consideration
    related to theacquisition of Drake                    7           21,343                                          21,350
Issuance of 99 shares of common stock in
    connection with other acquisitions                    1            1,863            (102)                          1,762
Comprehensive income (loss):
    Net loss for 1999                                                                (14,988)                        (14,988)
    Foreign currency translation adjustment                                                       (6,639)             (6,639)
    Unrealized gain on available-for-sale
    securities                                                                                     3,117               3,117
                                                                                                               -------------
    Total comprehensive loss                                                                                         (18,510)
                                                     ---------    -----------    -----------   -----------     -------------
Balance at December 31, 1999                            509          414,567          60,762      (1,745)            474,093
Repurchase of 13,823 shares of common
    stock for cash                                     (139)        (211,850)                                       (211,989)
Options exercised for purchase of 91 shares of
    common stock, including income tax
    benefit of $322                                       1              801                                             802
Issuance of 62 shares of common stock in
    connection with the Employee Stock Purchase Plan      1              785                                             786
Effect of change in year-end of subsidiary                                            (5,752)                         (5,752)
Other                                                     1            1,040                                           1,041
Comprehensive income (loss):
    Net income for 2000                                                              305,222                         305,222
    Foreign currency translation adjustment                                                       (8,140)             (8,140)
    Unrealized loss on available-for-sale
    securities                                                                                      (793)               (793)
    Reclassification adjustment, net of tax                                                       (2,007)             (2,007)
                                                                                                                 -----------
    Total comprehensive income                                                                                       294,282
                                                     ----------   -----------    -----------   -----------       -----------
Balance at December 31, 2000                            $373        $205,343        $360,232    $(12,685)           $553,263
                                                     ==========   ===========    ===========   ===========       ===========

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                 SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                      YEAR ENDED DECEMBER 31,
                                                    ----------------------------------------------------------
                                                         2000                   1999                 1998
                                                    ----------------       ---------------       -------------
OPERATING ACTIVITIES
Net income (loss)                                          $305,222             $(14,988)             $35,709
   Adjustments to reconcile net income
   (loss) to cash provided by operating
   activities:
       Depreciation                                          16,700                25,999              15,599
       Amortization                                          13,742                20,788              16,724
       (Gain) loss from discontinued operations            (310,807)               26,891                   -
       Loss on investments                                   11,441                13,370                   -
       Other non-cash items                                   2,063                 2,586                 672
       Minority interest in income of
       consolidated subsidiaries                             (7,459)                  319                   -
       Cumulative effect of change in accounting
       principle                                                  -                 1,323                   -
       Equity in net loss of affiliates                      22,203                 2,140               3,504
       Deferred income taxes                                 (4,639)                 (317)              1,265
       Changes in operating assets and liabilities:
         Receivables                                        (21,304)              (35,109)            (22,734)
         Inventory, prepaid expenses and other
           current assets                                     8,185                (4,018)             (8,653)
         Accounts payable, income taxes payable
           and accrued expenses                             (21,386)               30,029               8,475
         Deferred revenue and other current
           liabilities                                       (6,033)                1,907               7,565
                                                    ----------------       ---------------       -------------

Net cash provided by operating activities                     7,928                70,920              58,126
                                                    ----------------       ---------------       -------------

INVESTING ACTIVITIES

Purchase of available-for-sale securities                  (418,828)                    -              (2,502)
Proceeds from sale or maturity of
  available-for-sale securities                             227,026                 3,082              79,611
Investment in and advances to affiliates and
  other investments                                         (69,524)              (10,510)            (16,618)
Purchase of property and equipment, net                     (33,813)              (61,211)            (58,294)
Proceeds from sale of discontinued operations               730,106
Proceeds from sale of investment in JLC Learning
  Corporation                                                     -                15,211                   -
Purchases of  international universities,
  including direct costs of acquisition, net
  of cash acquired                                          (64,173)              (26,000)                  -
Payment of contingent consideration for prior
  period acquisitions                                       (19,323)              (16,689)            (13,532)
Cash paid for other businesses, net of cash
  acquired                                                  (26,833)              (48,989)            (54,512)
Expenditures for deferred contract costs                     (3,711)              (10,367)             (2,771)
Increase in other assets                                    (15,665)               (3,854)             (5,895)
                                                    ----------------       ---------------       -------------
Net cash provided by (used in) investing
activities                                                  305,262              (159,327)            (74,513)
                                                    ----------------       ---------------       -------------
FINANCING ACTIVITIES
Proceeds from exercise of options and warrants                  480                 2,938               6,362
Repurchases of common stock                                (211,989)              (36,212)                  -
Proceeds from issuance of common stock                          785                   961                 527
Proceeds from issuance of long-term debt                    233,437               207,748             136,435
Payments on long-term debt                                 (259,670)              (97,295)           (126,092)
Cash received from minority interest members in
Sylvan Ventures                                              24,931                     -                   -
Decrease in long-term liabilities                                 -                (1,268)                  -
                                                    ----------------       ---------------       -------------
Net cash provided by (used in) financing
  activities                                               (212,026)               76,872              17,232
                                                    ----------------       ---------------       -------------
Effect of subsidiary year-end change on cash                 (2,565)                    -                   -
    and cash equivalents
Effects of exchange rate changes on cash                     (1,104)               (2,640)              2,507
                                                    ----------------       ---------------       -------------
Net increase (decrease)  in cash and cash
  equivalents                                                97,495               (14,175)              3,352
Cash and cash equivalents at beginning of year               18,995                33,170              29,818
                                                    ----------------       ---------------       -------------
Cash and cash equivalents at end of year                   $116,490               $18,995             $33,170
                                                    ================       ===============       =============

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                 Sylvan Learning Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
         (Dollar and share amounts in thousands, except per share data)



NOTE 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Sylvan Learning Systems, Inc. and subsidiaries ("the Company" or "Sylvan") is an international provider of educational services. The Company conducts operations in five separate business segments- Sylvan Learning Centers, Sylvan Education Solutions, Sylvan English Language Instruction, Sylvan International Universities and Sylvan Ventures. The Sylvan Learning Centers segment designs and delivers individualized tutorial programs to school age children through franchised and Company-owned Learning Centers. The Sylvan Education Solutions segment principally provides educational programs to students of public and non-public school districts through contracts funded by federal Title I and state-based programs, and professional development services to teachers. The Sylvan English Language Instruction segment includes the operations of Wall Street Institute, B.V. ("WSI") a European-based franchiser and operator of learning centers that teach the English language. The Sylvan International Universities segment, which commenced operations in the second quarter of 1999, has controlling interests in four private, for-profit universities. This segment principally earns tuition and dormitory fees paid by university students. The newest segment, Sylvan Ventures, was launched in the first quarter of 2000 to invest in and incubate companies developing emerging technology solutions for the education marketplace.

The Company sold the PACE Group ("PACE") corporate training business during fiscal year 1999. The Company sold its computer-based testing division, Sylvan Prometric, in the first quarter 2000 and its English language immersion division, Aspect, in the fourth quarter 2000. The accompanying consolidated balance sheets, statements of operations and related notes have been restated to reflect PACE, Sylvan Prometric and Aspect as discontinued operations for all periods presented.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States that require the Company's management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates.

Certain amounts previously reported have been reclassified to conform with the 2000 presentation.

PRINCIPLES OF CONSOLIDATION

The various interests that the Company acquires in its affiliated companies are accounted for under three methods: consolidation, equity method, or cost method. The Company determines the method of accounting for its affiliated companies on a case-by-case basis based upon its ownership percentage in each affiliated company, as well as its degree of influence over each affiliated company.

CONSOLIDATION. Affiliated companies in which the Company owns, directly or indirectly, or otherwise controls more than 50% of the outstanding voting interests are accounted for under the consolidation method of accounting. Under this method, an affiliated company's results of operations are reflected within the Company's consolidated statements of operations. Earnings or losses attributable to other stockholders of a consolidated affiliated company are classified as "minority interest in consolidated subsidiaries" in the Company's consolidated statements of operations. Minority interest adjusts the Company's consolidated net results of operations to reflect only its share of the earnings or losses of an affiliated company. Transactions between the Company and its consolidated affiliated companies are eliminated in consolidation.

EQUITY METHOD. Affiliated companies, in which the Company owns 50% or less of the outstanding voting interests, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Significant influence with respect to an affiliated company depends on an evaluation of several factors including, among other things, representation on the associated company's board of directors, ownership percentage and voting rights associated with the Company's holdings in the securities of the affiliated company. Investments accounted for under the equity method are reflected in the consolidated balance sheet as "investments in and advances to affiliates". Under the equity method of accounting, affiliated companies' results of operations are not reflected within the Company's consolidated operating results. However, the Company's share of the earnings or losses of these affiliated companies is classified as "equity in net income

(loss) of affiliates" in the Company's consolidated statements of operations. The Company initially records its share of the earnings or losses of an affiliated company based upon its proportionate ownership of voting common stock. If the affiliated company is incurring losses, and previous losses have reduced the common stock investment account to zero, or if the Company holds no common stock, the Company continues to recognize equity method losses based on the ownership level of the particular affiliated company security or loan/advance held by the Company to which the equity method losses are being applied. The Company continues to report losses up to the investment carrying value, including any additional financial support made or committed to by the Company.

The amount by which the Company's carrying value exceeds its share of the underlying net assets of the affiliated companies accounted for under the equity method of accounting, if any, is amortized on a straight-line basis over the estimated useful life of three years. This amortization adjusts the Company's share of the "equity in net loss of affiliates" in the Company's consolidated statements of operations.

COST METHOD. Affiliated companies not accounted for under either the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, the Company's share of earnings or losses of these companies is not included in the Company's consolidated statements of operations. However, a series of operating losses of an affiliated company or other factors may indicate that a decrease in value of the investments has occurred which is other than temporary. These impairment losses are recognized in the consolidated statements of operations and are included in "investment losses."

The Company records its ownership interest in equity securities of its affiliated companies accounted for under the cost method at cost, unless the securities have readily determinable fair values based on quoted market prices, in which case these interests are reported at fair value.

NOTE 2 - ACCOUNTING POLICIES

CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

INVESTMENTS

Available-for-sale securities are carried at fair value, with any unrealized gains and losses, net of tax, reported in other comprehensive income (loss). The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in investment and other income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment and other income.

INVENTORY

Inventory, consisting primarily of computer software and educational, instructional, and marketing materials and supplies, is stated at the lower of cost (first-in, first-out) or market value.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Included in property and equipment are the direct costs of developing or obtaining software for internal use. Depreciation is determined using the straight-line method over the estimated useful lives of the assets, which are as follows:

              Buildings                                                      29-50 years
              Furniture, computer equipment and software                       2-7 years
              Leasehold improvements                                          3-10 years


INTANGIBLE ASSETS

Goodwill consists of the cost in excess of fair value of assets acquired in purchase transactions, and is amortized on a straight-line basis over the estimated future periods to be benefited, which range from 15 to 25 years. At December 31, 2000 and 1999, accumulated amortization of goodwill was $19,370 and $10,480, respectively.

DEFERRED COSTS

Deferred costs include direct-mail advertising costs for university-based distance learning masters programs. Under these arrangements, the Company incurs certain direct-mail advertising costs to market its programs in advance of the program start date. These costs are capitalized and amortized over the estimated useful life of the programs, which approximate eighteen months.

Deferred costs also include the cost of internally developing proprietary products and materials. These costs are capitalized and amortized over the estimated useful life of the products and materials, which approximates five years.

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

REVENUE RECOGNITION

Revenue related to single-center and area franchise sales is recognized when all material services or conditions relating to the sales have been substantially performed or satisfied by the Company and collectibility of the fee is reasonably assured. For single-center franchise sales, the criteria for substantial performance include: (1) receipt of an executed franchise license agreement, (2) receipt of full payment of the franchise fee, (3) completion of requisite training by the franchisee or center director, and (4) completion of site selection assistance and site approval. Area franchise sales generally transfer to the licensee the right to develop and operate centers in a specified territory, primarily in a foreign country, and the Company's future obligations are insignificant. Area franchise fees are recognized upon the signing of the license agreement and the determination that (1) all material services or conditions relating to the sale have been satisfied and the fee is non-refundable, (2) a minimum payment of 50% of the fee is required within 90 days of the date of the agreement, and (3) the Company has the ability to estimate the collectibility of any unpaid amounts. Franchise sales fees not meeting the recognition criteria are recorded as deferred revenue if not refundable, or deposits from franchisees if refundable.

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

Tuition and dormitory revenues are recognized over the term that the services are provided. Semester based expenses are recognized over the matching revenue recognition period.

ADVERTISING

The Company expenses advertising costs as incurred, except for direct-mail advertising, which is capitalized and amortized over its expected period of future benefit. Advertising expense for the years ended December 31, 2000, 1999 and 1998 was $25,841, $23,663, and, $9,313 respectively.

Capitalized direct-response advertising consists primarily of the costs to produce direct-mail order catalogues and brochures that are used to solicit students of educational programs who have responded directly to the advertising. The capitalized production costs are amortized over the period of the respective programs, ranging from one to three years. At December 31, 2000 and 1999, advertising costs totaling approximately $4,280 and $3,253, respectively, were included in deferred costs.

STOCK OPTIONS GRANTED TO EMPLOYEES AND NON-EMPLOYEES

The Company records compensation expense for all stock-based compensation plans using the intrinsic-value-based method and provides pro forma disclosures of net income (loss) and net earnings (loss) per common share as if the fair value method had been applied in measuring compensation expense. The Company records compensation expense for all stock options granted to non-employees in an amount equal to their estimated fair value at the earlier of the performance commitment date or the date at which performance is complete, determined using the Black-Scholes option valuation model. The compensation expense is recognized ratably over the vesting period.

FOREIGN CURRENCY TRANSLATION

The financial statements of foreign subsidiaries with a functional currency other than the U.S. dollar have been translated into U.S. dollars using the current rate method. Assets and liabilities have been translated using the exchange rates at year-end. Income and expense amounts have been translated using the average exchange rates for the year. Translation gains or losses resulting from the changes in exchange rates have been reported as a component of accumulated other comprehensive income (loss) included in stockholder's equity, net of tax.

OTHER COMPREHENSIVE INCOME

The Company displays the accumulated balance of other comprehensive income or loss in accumulated other comprehensive income in the statement of stockholders' equity. The components were as follows at December 31:

                                                                             2000              1999
                                                                        -------------     --------------
      Foreign currency translation adjustment                              $(13,002)           $(4,862)
      Unrealized  gain on  available  for-sale-securities,  net of
      tax                                                                       317             3,117
                                                                        ------------      --------------
      Accumulated other comprehensive loss                                 $(12,685)           $(1,745)
                                                                        =============     ==============

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. Statement No. 133 provides standards on accounting and disclosure for derivative instruments, and requires that all derivatives be measured at fair value and reported as either assets or liabilities in the Company's consolidated balance sheet. The Company will be required to adopt the provisions of Statement No. 133 no later than the beginning of fiscal year 2001. The Company has completed its evaluation of adopting Statement No. 133 on its consolidated financial position and results of operations, and has determined that it will not be material.

NOTE 3 - DISCONTINUED OPERATIONS

ASPECT

On October 6, 2000, the Company sold its English Language immersion business, Aspect ("Aspect") for $19,794 in cash. The gain on the disposition recognized in the year ended December 31, 2000 was $22,353, which includes an income tax benefit of $3,047. The Company has estimated the domestic and foreign income taxes resulting from the sale based on the expected allocation of proceeds to subsidiaries that are a party to the transaction and the tax laws of the jurisdictions in which theses subsidiaries operate, assuming that undistributed gains outside the United States will be reinvested outside the United States.

Effective January 1, 2000, the Company changed the year-end of Aspect from September 30 to December 31 to produce a consistent reporting period for the consolidated entity. As a result of this change in year-end, Aspect's net results of operations for the three month period ended December 31, 1999 are reflected as an adjustment to retained earnings on the consolidated balance sheet as of January 1, 2000. The impact of this change resulted in a decrease in retained earnings of approximately $5,752. The results of Aspect's operations, which are included in discontinued operations, for the period October 1, 1999 to December 31, 1999 are summarized as follows:

                Revenues                            $10,709
                Direct costs                        (16,350)
                Operating loss                       (5,641)
                Other expense                          (111)
                                               --------------
                Net loss                           $ (5,752)
                                               ==============


SYLVAN PROMETRIC

On March 3, 2000, the Company sold its computer-based testing division, Sylvan Prometric ("Prometric") for approximately $775,000 in cash. The gain on the disposition recognized in the year ended December 31, 2000 was approximately $288,454 net of income taxes of $136,800. The final proceeds from the sale may change based on contractual provisions that provide for certain adjustments to the sale price, including an adjustment for changes in working capital of Prometric between November 30, 1999 and March 3, 2000. The Company and the buyer have not completed the process required to provide for a final settlement of the sale proceeds. However, management believes that any future adjustments will be immaterial to financial position and results of operations. The Company has estimated the domestic and foreign income taxes resulting from the sale based on the expected allocation of proceeds to subsidiaries that are a party to the transaction and the tax laws of the jurisdictions in which these subsidiaries operate, assuming that undistributed gains outside the United States will be reinvested outside the United States.

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

SUMMARIZED FINANCIAL INFORMATION OF DISCONTINUED OPERATIONS

Summarized operating information of the Company's discontinued operations for the years ended December 31 are as follows :

                                                                     2000                 1999                1998
                                                               -----------------     ---------------      --------------
Revenues                                                                $75,898            $293,877            $261,531
                                                               -----------------     ---------------      --------------
Income (loss) before income taxes                                        (3,805)             17,362              31,227

Income tax expense                                                          163              12,398              14,958
                                                               ------------------    ---------------      --------------
Net income (loss)                                                       ($3,968)         $    4,964           $  16,269
                                                               ==================    ===============      ==============

Included in income from discontinued operations for the years ended December 31, 2000, 1999, and 1998 is an allocation of corporate interest expense of $784, $2,411, and $232, respectively, based upon a percentage of the net equity investment in discontinued operations to the net equity of the Company including the discontinued operations. The accompanying consolidated statements of operations have been restated to reflect the results of operations for these entities as discontinued operations.

The accompanying consolidated balance sheet at December 31, 1999 reflects the net assets of Sylvan Prometric as net assets of discontinued operations and net liabilities of Aspect as net liabilities of discontinued operations. Net long-lived assets of Prometric and Aspect as of December 31, 1999 have been included in the net current asset and net current liability amounts because the sale transactions closed during the year ended December 31, 2000. The net assets of discontinued operations and net liabilities of discontinued operations include the following for Prometric and Aspect as of December 31, 1999:

Accounts and notes receivable, net                                           $50,598
Accounts payable and accrued expenses                                       (41,332)
Other, net                                                                     1,621
Net long-lived assets                                                        269,400
                                                                   ------------------
Net current assets of Prometric discontinued operations                     $280,287
                                                                   ==================

Cash and marketable securities                                               $ 1,415
Accounts and notes receivable, net                                             6,312
Accounts payable and accrued expenses                                        (7,226)
Other current liabilities, net                                              (10,948)
Net long-lived assets                                                         13,070
Long-term debt                                                               (5,109)
Other non-current liabilities, net                                             (240)
                                                                   ------------------
Net current liabilities of Aspect discontinued operations                  $ (2,726)
                                                                   ==================

At December 31, 2000, undistributed gains on the sale of non-domestic discontinued operations totaled approximately $238,400. Deferred tax liabilities have not been recognized for these undistributed gains because it is management's intention to reinvest such undisbtributed gains outside of the United States. If all undistributed gains were remitted to the United States, the amount of incremental United States federal income taxes, net of foreign tax credits, would be approximately $83,400.

NOTE 4 - ACQUISITIONS

UNIVERSIDAD DE LAS AMERICAS

Effective December 12, 2000, the Company acquired a 60% controlling interest in Universidad de Las Americas ("UDLA"), a private, for-profit university in Chile. The purchase price totaled approximately $27,871; including an initial net cash payment of $11,988, payments due of $12,000 after finalization of 2000 operating results, the assumption of $3,882 in outstanding debt. The final purchase price may differ from this preliminary amount due to adjustments to acquisition related costs. The acquisition was accounted for using the purchase method of accounting and goodwill of $19,734 was recorded and is being amortized over 25 years. The results of operations of UDLA are included in the accompanying consolidated statements of operations from December 12, 2000 through December 31, 2000. In connection with the Company's acquisition of UDLA, variable amounts of contingent consideration are also payable to the seller in 2006 and 2007 if specified levels of earnings are achieved in 2004, 2005 and 2006. The Company will record the contingent consideration when the contingencies are resolved and the additional consideration is payable. The final payment in 2007 will also include the Company's purchase of an additional 20% ownership interest for an agreed upon multiple of average operating performance of 2005 and 2006.

UNIVERSIDAD DE VALLE DE MEXICO

Effective November 24, 2000, the Company acquired an 80% controlling interest in Universidad de Valle de Mexico ("UVM"), a private, for-profit university in Mexico. The purchase price totaled approximately $55,481 including estimated net cash payments of $46,964 and the assumption of $8,517 of net liabilities. The final purchase price may differ from this preliminary amount due to adjustments to acquisition related costs. The acquisition was accounted for using the purchase method of accounting and goodwill of $38,595 was recorded and is being amortized over 25 years. The results of operations of UVM are included in the accompanying consolidated statements of operations from November 24, 2000 through December 31, 2000.

LES ROCHES

Effective July 25, 2000, the Company acquired Les Roches, a private, for-profit university in Switzerland. The purchase price totaled approximately $23,198 including estimated net cash payments of $5,219 and the assumption of $11,117 in outstanding debt and $6,862 of other net liabilities. The transaction was accounted for using the purchase method of accounting. The results of operations of Les Roches are included in the accompanying consolidated statements of operations from July 25, 2000 through December 31, 2000. In connection with the Company's acquisition of Les Roches, variable amounts of contingent consideration are also payable to the seller if specified levels of earnings are achieved in 2001 and 2002. The Company will record the contingent consideration when the contingencies are resolved and the additional consideration is payable.

IVY WEST

Effective May 18, 2000, the Company purchased certain assets and assumed certain liabilities of Ivy West, which offers SAT test preparation services. The purchase price totaled approximately $10,200 including estimated net cash payments of $7,900, a promissory note of $1,400, common stock valued at $250, common stock of a subsidiary of the Company valued at approximately $250 and the assumption of $400 of liabilities. The acquisition was accounted for using the purchase method of accounting and goodwill of $9,300 was recorded and is being amortized over 15 years. The results of operations of Ivy West are included in the accompanying consolidated statements of operations from May 18, 2000 through December 31, 2000.

UNIVERSIDAD EUROPEA DE MADRID

Effective April 1, 1999 the Company acquired a 54% controlling interest in Universidad Europea de Madrid ("UEM"), a private, for-profit university. The purchase price, including acquisition costs, was approximately $26,000 in cash, net of cash received. The acquisition was accounted for using the purchase method of accounting and goodwill of $10,445 was recorded and is being amortized over a period of 25 years. The results of operations of UEM for the periods subsequent to acquisition are included in the accompanying consolidated statement of operations.

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

The purchase agreement required the Company to pay Canter's shareholders additional consideration in the event that earnings in 1998, 1999 and 2000 exceeded certain prescribed levels. For the 1998 contingency period, the Company determined that additional consideration of $26,674 was due, and cash of $15,507 and restricted common stock with a value of $11,167 was paid in 1999. In 2000, the Company settled all remaining contingent payments for $22,145 consisting of $9,000 in cash and a commitment to pay the remaining $13,145 in 2001.

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

In connection with the Company's acquisition of Schulerhilfe, and based on the amount of 1999 franchise fees collected, additional consideration was payable to the seller in cash. As of December 31, 1999, the Company recorded this consideration as a liability and additional goodwill of $10,424, which is being amortized over the remaining amortization period of 24 years.

WALL STREET INSTITUTE FRANCHISES

During 1999, the Company acquired 23 WSI franchise businesses for a combined cash purchase price of approximately $65,800 including estimated net cash payments of $35,981 in 1999 and $18,719 in 2000, a promissory note of $2,600 and the assumption of approximately $8,500 of net current liabilities. The acquisitions were accounted for using the purchase method of accounting, and goodwill of $55,700 was recorded and is being amortized over 25 years. In connection with one of the 1999 acquisitions, contingent consideration was payable to the seller if a certain level of earnings was achieved in 2000. As of December 31, 2000, the Company has recorded an estimate of the contingent consideration of $12,000 as a liability and additional goodwill.

UNAUDITED PRO FORMA RESULTS OF OPERATIONS

The following combined unaudited pro forma results of operations of the Company give effect to the Les Roches, UVM, UDLA and UEM acquisitions as though they had occurred on January 1, 1999 for the years ended December 31:

                                                                             2000               1999
                                                                         -------------      -------------
Revenues                                                                     $427,526           $389,128
Income from continuing operations before cumulative
  effect of change in accounting principle                                        342             9,169
Net income (loss)                                                             367,181           (14,158)
Earnings (loss) per common share, diluted:
  Continuing operations before cumulative effect of
     change in accounting principle                                             $0.01             $ 0.17
  Net income (loss)                                                             $7.06             $(0.27)

NOTE 5 - AVAILABLE-FOR-SALE SECURITIES

The following is a summary of available-for-sale securities at December 31:

                                                                             2000               1999
                                                                         -------------      -------------
Equity securities                                                            $     99            $ 8,281
Debt securities                                                               201,649                  -
Cash reserve fund and other                                                       329              2,609
                                                                         -------------      -------------
                                                                             $202,077            $10,890
                                                                         =============      =============

At December 31, 2000, equity securities represent common stock investments in a public company with a cost of $250 and a quoted market price of $99. The adjustment to unrealized holding loss of $151 is a component of accumulated other comprehensive income (loss), included in stockholders' equity. The cost of the Company's other investments approximates fair value. Aggregate maturities of debt securities are as follows: $136,631 within 1 year, $40,604 within 2-5 years and $24,414 thereafter. The investments are classified as current as the Company views its available-for-sale securities as available for use in its current operations.

NOTE 6 - INVESTMENTS

FORMATION OF SYLVAN VENTURES

The Sylvan Ventures segment was established during the first quarter of 2000 to invest in and develop companies developing emerging technology solutions for the education and training marketplace ("portfolio companies"). On June 30, 2000, the affiliates of Apollo Management L.P. ("Apollo") and certain members of management ("management investors") joined the Company to form Sylvan Ventures, LLC, with total committed funds of $400,000. Of the $400,000 commitment, the Company has committed $285,000, including investments in portfolio companies valued at $65,000, Apollo has committed $100,000, and management investors have committed $15,000. On June 30, 2000, the Company transferred four investments in portfolio companies to Sylvan Ventures - eSylvan, Inc., Caliber Learning Network, Inc., OnlineLearning.net, and Zapme! corporation.

Upon formation, Sylvan Ventures issued common membership interests to Sylvan and the management investors and preferred membership interests to Apollo. Additionally, Sylvan Ventures authorized the granting of plan membership profit interests to members of management that entitles the recipients to receive an aggregate allocation of 20% of any cumulative net profits. As of December 31, 2000, the plan membership profit interests have been granted to management for an aggregate allocation of approximately 15% of the cumulative net profits upon a profits interest event.

In 2000, the membership agreement provided for the allocation of net losses to the common and preferred members on a pro rata basis. Beginning January 1, 2001, net losses will be allocated on a pro rata basis only to the common membership interest holders until their capital account balances have been reduced to zero, at which time any losses will be allocated to Apollo until its capital account balance has been reduced to zero. Thereafter, any losses will be allocated to all membership interest holders. Any profits earned after January 1, 2001 will first be allocated to Apollo until it has recovered its 2000 allocated losses and then to the common membership interest holders to recover previously allocated losses. After all previously allocated losses have been recovered through profit allocations, any additional net profits will be allocated on a pro rata basis to all interest holders, including the plan membership profit interest holders.

CONSOLIDATED INVESTMENTS

eSylvan is a start-up organization designed to distribute the Company's highly successful learning center tutoring product to students at home via a computer. Sylvan Ventures owns 98% of eSylvan. eSylvan has not generated significant revenue through December 31, 2000 and its operating expenses have been included in the 2000 consolidated statement of operations as a component of Sylvan Ventures operating costs. Sylvan Ventures has committed additional funding of $13,333 for eSylvan development and operating costs in 2001.

INVESTMENT IN AFFILIATES (EQUITY METHOD INVESTMENTS):

The Company's investments in and advances to affiliates consist of investments in and loans to companies in the initial or early stages of development. These companies are frequently illiquid or experiencing cash flow deficits from operations. Further, investments are generally unsecured and subordinated to the claims of other creditors. Accordingly, the Company's investments in and advances to affiliates are subject to a high degree of investment and credit risk. The Company's accounting policies with respect to its investments are described in Note 2. The Company has made estimates of the recoverability of loans and advances to its affiliates, and due to the inherent uncertainty of the operations of these affiliates, it is reasonably possible that these estimates may change in the near term.

Investments in and advances to affiliates consist principally of investments in common stock and preferred stock, as follows as of December 31:

                                                              VOTING                             VOTING
                                            2000             INTEREST           1999             INTEREST
                                       --------------     -------------    -------------      -------------
   Caliber Learning Network, Inc.            $15,123               36%          $10,775                10%
   Chancery Software Limited                  14,224               42%                -                  -
   Classwell Learning Group, Inc.             13,045               42%                -                  -
   iLearning, Inc.                             5,568               29%                -                  -
   HigherMarkets, Inc.                         6,694               31%                -                  -
   Mindsurf, Inc.                              1,109               47%                -                  -
   Other                                       2,236                 -            2,542                  -
                                       --------------                      -------------
   Total                                     $57,999                            $13,317
                                       ==============                      =============

Each period in the table below includes summarized financial data of those affiliates in which Sylvan Ventures had an interest at the end of the respective period and includes results of operations data of the affiliate for the entire year.

                                                            2000              1999                1998
                                                      --------------     -------------      --------------
   Current assets                                        $   44,420          $ 31,765            $ 37,381
   Other assets                                              67,191            21,519              24,778
   Current liabilities                                       37,902            12,570               9,910
   Long-term liabilities and other                            7,149            10,250              14,635
   Redeemable convertible preferred stock                    77,643            15,153                   -

   Net sales                                                 36,086            26,033              15,415
   Gross profit                                              23,105            15,885               4,930
   Net loss                                                (66,761)          (22,242)            (28,825)


Caliber is a leading provider of end-to-end eLearning solutions to global corporations and organizations. Sylvan Ventures has a commitment to fund an additional $2,000 for Series B preferred stock in 2001. The Caliber investment includes a secured note payable to the Company for management services in the amount of $7,150 and $3,024 as of December 31, 2000 and 1999, respectively. The Company has also guaranteed certain future non-cancelable lease obligations relating to Caliber totaling $6,315.

Chancery Software Limited is a provider of an enterprise student information system for schools that includes tracking of grading, attendance, and other school and student communications.

Classwell Learning Group, Inc. is a start-up organization which aims to establish a definitive K-12 learning community organized around a comprehensive set of tools and branded content.

iLearning, Inc. provides to businesses and organizations the ability to convert, host, and monetize their existing training business into an ASP environment with little internal expertise.

HigherMarkets Inc. is developing an e-procurement solution for universities and other educational institutions.

Mindsurf, Inc. is a start-up organization aimed at improving communication between teachers, students, and parents by providing students with computing and communication resources though low cost, wireless handheld devices. Sylvan Ventures has committed additional funding of $28,200 to Mindsurf if specified performance targets are achieved.

The Company's allocable share of losses related to the investments in affiliates for the years ended December 31, 2000 and 1999 was $22,203 and $2,356, respectively. At December 31, 2000, the difference between the carrying amount of equity method investments and the amount of underlying equity in net assets of these investments was $25,305. This amount is being amortized for each investment over a three-year period as a component of the Company's allocable share of income or loss. For the year ended December 31, 2000, equity in net loss of affiliates includes $3,793 of amortization.

OTHER INVESTMENTS (COST METHOD INVESTMENTS):

Other investments consist of non-marketable investments in common and preferred stocks of private companies in which the Company does not exercise significant influence. These investments are carried at cost unless a decline in estimated fair value is determined to be permanent. Other investments consisted of the following at December 31:

                                                       2000                1999
                                                 --------------      ---------------
        ClubMom.com. Inc.                               $7,000                $   -
        Chauncey Group International, Ltd.               8,000                8,000
        Frontline Group, Inc.                            7,000                7,000
        Other                                            3,935               10,933
                                                 --------------      ---------------
        Total                                          $25,935              $25,933
                                                 ==============      ===============

REALIZED INVESTMENT LOSSES

During the years ended December 31, 2000 and 1999, the Company incurred realized investment losses of $11,441 and $13,370, respectively.

Sylvan Ventures incurred a $3,051 realized loss in 2000 upon the disposal of its $4,912 investment in the common stock of ZapMe! for cash proceeds of $1,861. Sylvan Ventures also recorded realized investment losses of $8,390 in 2000 based on an assessment that two investments were permanently impaired due to significant deterioration in operating results and concerns regarding the ability of these companies to successfully implement their business plan.

During 1999, the Company recorded investment losses of $13,370, principally related to the redemption of the Company's $26,600 investment in JLC Learning Corporation ("JLC") for proceeds of $15,200 in cash and purchase credits for JLC products. In 1999, the Company determined that the remaining amount of the purchase credit would not be realized as a result of the inability to use the credit to purchase products consistent with its customers' needs. The Company wrote-off the remaining product credit and the 1999 realized loss on investments include an aggregate loss of $11,400 related to the sale of the JLC investment.

NOTE 7 - LONG-TERM DEBT

Long-term debt consists of the following at December 31:

                                                                                   2000                 1999
                                                                               -------------        -------------
Long-term revolving credit facility with banks                                     $      -             $122,991
Convertible debentures                                                              100,000                    -
Mortgages, notes payable and lines of credit related to UEM
   bearing interest at variable rates ranging from 4.75% to 6.34%                    27,313               37,170
Note payable related to Les Roches bearing interest at 4.65%                         11,143                    -
Note payable related to UDLA bearing interest at 10.65%                               8,781                    -
Mortgages and notes payable bearing interest at fixed rates ranging
   from 5.00% to 8.00%                                                                1,630                  249
                                                                               -------------        -------------
                                                                                    148,867              160,410
Less: current portion of long-term debt                                              20,292               14,315
                                                                               -------------        -------------
Total long-term debt                                                               $128,575             $146,095
                                                                               =============        =============

At December 31, 1999, the Company had a revolving credit facility (the "Facility") with a group of five banks, which allowed the Company to borrow up to an aggregate of $150,000 at variable rates. Effective March 2000, the Company entered into an amendment to the Facility agreement reducing the aggregate amount available to $100,000. Outstanding borrowings under the Facility are unconditionally guaranteed by a pledge of the capital stock of the Company's domestic subsidiaries. Debt covenants of the Facility require the Company to maintain certain debt-to-earnings and interest coverage ratios. Other provisions require maintenance of minimum net worth levels and restrict advances, investments, loans, capital expenditures and dividends. At December 31, 2000 the Company was in compliance with the covenants under the Facility.

On June 30, 2000, the Company issued $100,000 of ten-year convertible subordinated debentures to Apollo Management Group. The debentures bear interest at a fixed rate of 5.00%, payable semi-annually, and are convertible at any time into the Company's common stock at $15.735 per share. The debentures mature on June 30, 2010.

The outstanding borrowings assumed as part of the UEM, Les Roches and UDLA acquisitions are secured by the underlying property and fixed assets of the universities.

Aggregate maturities of Company's borrowings are as follows: 2001 - $20,292; 2002 - $5,769; 2003 - $5,644; 2004 - $4,715; 2005 - $1,875 and thereafter
$110,572.

NOTE 8 - DUE TO SHAREHOLDERS OF ACQUIRED COMPANIES

Due to shareholders of acquired companies consists of the following amounts payable in cash at December 31:

                                                                                      2000                  1999
                                                                                  -------------         -------------
Amounts payable to former shareholders of Schulerhilfe                                 $     -               $10,424
Amounts payable to former shareholders of Canter                                        13,145                 9,000
Amounts payable to former shareholders of Prometric                                      3,050                 3,050
Amounts payable to former shareholders of WSI franchises                                12,000                     -
Amounts payable to former shareholders of UDLA                                          12,000                     -
                                                                                  -------------         -------------
                                                                                       $40,195               $22,474
                                                                                  =============         =============

NOTE 9 - LEASES

The Company conducts significant operations from leased facilities. These facilities include the Company's corporate headquarters and other office locations, warehouse space, and Company-owned learning centers. The terms of substantially all of these leases are five years or less, with the exception of the Company's corporate headquarters facilities, which have lease terms ending in November 2006 and August 2009, and generally contain renewal options. The Company also leases certain equipment under non-cancelable operating leases, the majority of which are for terms of 36 months or less. Future minimum lease payments related to continuing operations at December 31, 2000, by year and in the aggregate, under all non-cancelable operating leases are as follows:

               Years ending December 31:
               2001                                                       $18,749
               2002                                                        17,378
               2003                                                        15,893
               2004                                                        13,929
               2005                                                        12,180
               Thereafter                                                  20,501
                                                                     -------------
                                                                          $98,630
                                                                     =============

The Company has entered into sublease agreements with the purchaser of Prometric for leased space at three locations, approximating 70,000 square feet, for an annual fee of $2,750, adjusted annually for increases in gross operating rent and related expenses. The subleases extend from March 3, 2000 through lease expiration in December 2007.

Rent expense, net of sub-lease income, included in income from continuing operations for all cancelable and non-cancelable leases was approximately $16,708, $13,505, and $8,259 for the years ended December 31, 2000, 1999 and
1998, respectively.

NOTE 10 - STOCKHOLDERS' EQUITY

On May 5, 2000, upon conclusion of a Company sponsored tender offer, the Company purchased 8,507 shares of common stock at $15.25 per share. The cost of the shares purchased was approximately $130,097, including transaction costs.

On September 13, 2000, upon conclusion of a second Company sponsored tender offer, the Company purchased 4,658 shares of common stock at $15.00 per share. The cost of the shares purchased was approximately $71,651, including transaction costs.

As of December 31, 2000, the Company has reserved 17,389 shares of common stock for future issuance upon the exercise of all outstanding stock options and the conversion of debentures.

NOTE 11 - CONTINGENCIES

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

NOTE 12 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Company's financial instruments, which consist primarily of cash and cash equivalents, accounts and notes receivable, available-for-sale investments, accounts payable, due to shareholders of acquired companies, and short and long-term debt, approximate their carrying amounts reported in the consolidated balance sheets.

It is not practical to estimate the fair value of the Company's investments in affiliates and other investments because of the lack of quoted market prices of the underlying equity securities and the inability to determine fair value without incurring excessive costs.

NOTE 13 - EMPLOYEE BENEFIT PLANS

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

The following table summarizes the stock option activity of the Company for the years ended December 31:

                                                        2000                       1999                     1998
                                              -------------------------- ------------------------- -------------------------
                                                             WEIGHTED                  WEIGHTED                  WEIGHTED
                                                              AVERAGE                   AVERAGE                   AVERAGE
                                                             EXERCISE                  EXERCISE                  EXERCISE
                                                OPTIONS        PRICE       OPTIONS       PRICE       OPTIONS       PRICE
                                              ------------- ------------ ------------ ------------ ------------ ------------
Outstanding at beginning of year                   10,380        $18.13        9,067     $18.24         6,935     $13.74
Granted                                               679         14.31        1,737      17.07         2,989      26.77
Exercised                                             (91)         5.42         (243)      9.93          (659)      9.92
Forfeited                                          (1,029)        22.27         (181)     24.62          (198)     17.03
                                              ------------- ------------ ------------ ------------ ------------ ------------
Outstanding at end of year                          9,939        $17.52       10,380     $18.13         9,067     $18.24
                                              ============= ============ ============ ============ ============ ============
Exercisable at end of year                          5,675        $15.88        4,402     $14.17         3,584     $10.80
                                              ============= ============ ============ ============ ============ ============

The following table summarizes information about stock options outstanding at December 31, 2000:

                                              OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                              -----------------------------------------------------    -------------------------------------
                                                                 WEIGHTED AVERAGE
    RANGE OF EXERCISE          NUMBER OF     WEIGHTED AVERAGE       REMAINING             NUMBER OF      WEIGHTED AVERAGE
         PRICES                  SHARES      EXERCISE PRICES     CONTRACTUAL LIFE          SHARES         EXERCISE PRICES
 ------------------------     ------------- ------------------- -------------------    ---------------- --------------------
        $3.48-$6.08              1,087            $4.61                2.8                  1,053             $ 4.60
       $6.78-$13.11              1,696            11.47                7.0                    686               9.61
      $13.55-$19.77              3,404            14.93                5.8                  2,223              15.14
      $21.15-$32.38              3,752            26.34                6.5                  1,713              26.30

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

For the years ended December 31, 2000, 1999 and 1998, pro forma net income and earnings per share information required by Statement No. 123 has been determined as if the Company had accounted for its stock options using the fair value method. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2000, 1999 and 1998: risk-free interest rate of 5.5%, 5.5% and 6% respectively, dividend yield of 0%, volatility factors of the expected market price of the Company's common stock of .460, .443 and .360, respectively, and an expected life of granted options from four to six years depending upon the vesting period.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options. The weighted average estimated fair values of stock options granted during fiscal years 2000, 1999, and 1998 were $6.12, $7.37, and $11.26 respectively.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information for the years ended December 31 is as follows:

                                                                             2000             1999             1998
                                                                         -------------    --------------    ------------
Pro forma income (loss) from continuing operations before                   $  (8,446)         $ 4,176          $10,140
    cumulative effect of change in accounting principle
Pro forma net income (loss)                                                  $298,393         $(21,234)         $25,446

Pro forma earnings (loss) per share, basic:
   Income (loss) from continuing operations before
    cumulative effect of change in accounting principle                       $ (0.19)           $0.08            $0.21
   Net income (loss)                                                           $ 6.86           $(0.41)           $0.52

Pro forma earnings (loss) per share, diluted:
   Income (loss) from continuing operations before
     cumulative effect of change in accounting principle                      $ (0.19)           $0.08            $0.20
   Net income (loss)                                                           $ 6.86           $(0.41)           $0.50

DEFINED CONTRIBUTION RETIREMENT PLAN

The Company sponsors a defined contribution retirement plan under section 401(k) of the Internal Revenue Code. The provisions of this plan allow for voluntary employee contributions up to 15% of their salary, subject to certain annual limitations. The Company may at its discretion make matching contributions, which are allocated to eligible participants. All employees are eligible after meeting certain service requirements. The Company made discretionary contributions to this plan of $1,218, $461 and $315 during the years ended December 31, 2000, 1999 and 1998, respectively.

EMPLOYEE STOCK PURCHASE PLAN

During 1998, the Company adopted an employee stock purchase plan that allows eligible employees to purchase shares of common stock at a 15% discount to the lower of the fair market value on the first day or the last day of the annual offering period. Employees may authorize the Company to withhold up to 10% of their compensation during any offering period, subject to certain limitations. During fiscal 2000, 1999, and 1998, shares totaling 62, 41, and 27 were issued under the plan at an average price of $12.61, $23.23, and $19.74, respectively.

MANAGEMENT OWNERSHIP INTERESTS

Executives of the Company have been granted options to purchase common stock in the Company's subsidiary operating its International University segment. The options represent 12% of the total outstanding shares and are exercisable at an exercise price 10% greater than estimated fair value at the grant date. The options were fully vested at the grant date and expire three years from the date of issuance.

In June 2000, executives of the Company were granted membership profits interest in Sylvan Ventures upon formation in the amount of 15% of total outstanding units. These memberships profits interests entitle the holders to a share of profits upon the occurrence of a profit event and shall be converted into common stock of the corporate successor in the event of a qualified initial public offering of Sylvan Ventures.

NOTE 14 - INVESTMENT AND OTHER INCOME

The Company's investment and other income consists of the following as of December 31:

                                                      2000               1999               1998
                                                 --------------    ---------------     -------------
             Interest and other income                  $22,068             $1,170            $3,470
             Gain (loss) on foreign exchange             (2,029)               (48)              518
                                                 --------------    ---------------     -------------
                                                        $20,039             $1,122            $3,988
                                                 ==============    ===============     =============

Gain (loss) on foreign exchange in 2000 includes a $3,149 loss related to the settlement of a foreign exchange contract in August 2000. The foreign exchange contract was entered into to protect against the impact of fluctuations in the exchange rate between the U.S. dollar and the Mexican Peso on the amount of U.S. dollars required for the UVM acquisition.

NOTE 15 - INCOME TAXES

Significant components of the provision for income taxes on earnings from continuing operations for the years ended December 31 are as follows:

                                                          2000              1999              1998
                                                      --------------     -----------      --------------
       Current:
          Federal                                          ($4,018)          $ (180)             $1,084
          Foreign                                            6,591            2,114                 834
          State                                             (2,242)          (1,801)                860
                                                        ------------     -----------      --------------
                                                               331              133               2,778
       Deferred:
          Federal                                           (3,129)          (2,087)              1,345
          Foreign                                             (202)             176               1,813
          State                                             (1,308)             494                 688
                                                        ------------     -----------      --------------
                                                            (4,639)          (1,417)              3,846
                                                        ------------     -----------      --------------
       Total provision (benefit)                           $(4,308)         $(1,284)             $6,624
                                                        ============     ===========      ==============

For the years ended December 31, 2000, 1999 and 1998, foreign income from continuing operations before income taxes was $20,997, $14,028 and $10,693, respectively.

Significant components of the Company's deferred tax assets and liabilities arising from continuing operations as of December 31 are as follows:

                                                                             2000           1999
                                                                          -----------    -----------
       Deferred tax assets:
          Net operating loss carryforwards                                   $5,658           $   -
          Deferred revenue                                                    1,729           1,655
          Allowance for doubtful accounts                                     1,355             401
          Deferred compensation                                                 591             398
          Equity share of losses of affiliates                               18,017           4,377
          Charitable contributions carryforward                                   -             672
          Non deductible reserves                                             2,191           2,223
          Tax credit carryforward                                               500              31
          Capital loss carryforward                                               -           3,475
          Other                                                                 146           1,067
                                                                         -----------     -----------
       Total deferred tax assets                                            $30,187         $14,299
                                                                         ===========     ===========
       Deferred tax liabilities:
          Advertising costs                                                   1,389            (86)
          Prepaid expenses                                                      871               -
          Depreciation                                                        6,933           4,381
          Amortization of intangible assets                                   3,093             773
          Deferred income                                                    12,840          12,329
          Unbilled receivables                                                1,113           1,377
          Other                                                                 979             714
                                                                         -----------     -----------
       Total deferred tax liabilities                                        27,218          19,488
                                                                         -----------     -----------

       Net future income tax benefits (liabilities)                           2,969          (5,189)
       Valuation allowance for net deferred tax assets                      (3,857)                -
                                                                         -----------     ------------
       Net deferred tax liability                                           $ (888)        $ (5,189)
                                                                         ===========     ============

At December 31, 2000, undistributed earnings from continuing operations of non-U.S. subsidiaries totaled $57,100. Deferred tax liabilities have not been recognized for these undistributed earnings because it is management's intention to reinvest such undistributed earnings outside of the U.S. If all undistributed earnings were remitted to the U.S., the amount of incremental U.S. federal income taxes, net of foreign tax credits, would be approximately $16,700.

The net operating loss carryforwards at December 31, 2000 are related to subsidiaries of the Company, and are available only to offset future taxable income of those subsidiaries. These net operating loss carryforwards will begin to expire 2005. Investment tax credits are related to a subsidiary of the Company, and are available only to offset future taxes of that subsidiary. The investment tax credit expires in 2001 and is expected to be fully utilized.

The reconciliation of the reported income tax expense to the amount that would result by applying the U.S. federal statutory tax rate of 35% to income from continuing operations before income taxes and cumulative effect of change in accounting principle for the years ended December 31 is as follows:

                                                                       2000              1999            1998
                                                                  -------------     -------------    ------------
Tax expense at U.S. statutory rate                                  $(2,073)            $ 2,186           $9,645
Expense (benefit) attributable to minority interest                  (3,542)                154                -
Permanent differences                                                  (155)                927             (477)
State income tax expense, net of federal tax effect                    (949)             (1,196)             767
Tax effect of foreign income taxed at lower rate                     (1,676)             (2,950)          (2,822)
Change in valuation allowance                                         3,857                   -                -
Utilized tax credits                                                      -                (433)               -
Other                                                                   230                  28             (489)
                                                                  -------------     -------------    ------------
Total tax provision (benefit)                                      $ (4,308)            $(1,284)          $6,624
                                                                  =============     =============    ============

NOTE 16 - EARNINGS (LOSS) PER SHARE

The following table summarizes the computations of basic and diluted earnings per share for the years ended December 31:


                                                                              2000            1999              1998
                                                                         --------------   ------------     --------------
Numerator used in basic and diluted earnings (loss) per common share:
      Income (loss) from continuing operations, before
           cumulative effect of change in accounting principle                 $(1,617)    $    8,339           $19,440
      Income (loss) from discontinued operations, net of tax                    (3,968)         4,964            16,269
      Gain (loss) on disposal of discontinued operations,  net of tax          310,807        (26,968)                -
      Cumulative effect of change in accounting principle, net of tax                -         (1,323)                -
                                                                         --------------   ------------     --------------
      Net income (loss)                                                       $305,222     $  (14,988)          $35,709
                                                                         ==============   ============     ==============

Denominator for basic earnings (loss) per share -
weighted-average common shares outstanding                                      43,501         51,553            48,962
Net effect of dilutive stock options based on treasury stock method                  -          1,604             2,324
                                                                         --------------   ------------     --------------
Denominator for diluted earnings (loss) per share - weighted
average common shares outstanding and assumed conversions                       43,501         53,157            51,286
                                                                         ==============   ============     ==============

Earnings (loss) per common share, basic:
      Income (loss) from continuing operations, before
        cumulative effect of change in accounting principle                     $(0.04)         $0.16              $0.40
      Income (loss) from discontinued operations, net of tax                     (0.08)          0.10               0.33
      Gain (loss) on disposal of discontinued operations, net of  tax             7.14          (0.52)                 -
      Cumulative effect of change in accounting principle, net of tax                -          (0.03)                 -
                                                                         --------------   ------------     --------------
      Earnings (loss) per common share, basic                                    $7.02         $(0.29)             $0.73
                                                                         ==============   ============     ==============

Earnings (loss) per common share, diluted:
      Income (loss) from continuing operations, before
          cumulative effect of change in accounting principle                   $(0.04)         $0.16              $0.38
      Income (loss) from discontinued operations, net of tax                     (0.08)          0.09               0.32
      Gain (loss) on disposal of discontinued operations, net of  tax             7.14          (0.51)                 -
      Cumulative effect of change in accounting principle, net of tax                -          (0.02)                 -
                                                                         --------------   ------------     --------------
      Earnings (loss) per common share, diluted                                  $7.02         $(0.28)             $0.70
                                                                         ==============   ============     ==============

Stock options and the convertible outstanding debentures (see Note 7) were not dilutive for the year ended December 31, 2000 as the Company reported a net loss from continuing operations.

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

SYLVAN EDUCATION SOLUTIONS provides educational programs to students of public and non-public school districts through contracts funded by Federal Title I and State-based programs, and professional development services to teachers.

SYLVAN ENGLISH LANGUAGE INSTRUCTION provides English language instruction through a combination of computer-based and live instruction through its network of franchised and Company-owned learning centers.

SYLVAN INTERNATIONAL UNIVERSITIES provides post-secondary instruction and degree programs through its network of fully accredited universities located in Spain, Switzerland, Mexico and Chile. The segment commenced operations in the second quarter of 1999 with the acquisition of a controlling interest in UEM. During 2000, the Company also acquired a controlling interest in Les Roches, UVM and UDLA.

SYLVAN VENTURES began operations in the first quarter of 2000. Sylvan Ventures invests in and incubates companies developing emerging technology solutions for the education and training marketplace.

The Company evaluates performance and allocates resources based on operating income before corporate general and administrative expenses and income taxes. There are no significant intercompany sales or transfers. Segment profit is net operating profit (loss) for the operating segments. Segment profit for Sylvan Ventures is calculated as the sum of net development costs, net investment income (loss) and equity in net loss of affiliates.

The following table sets forth information on the Company's reportable segments for the years ending December 31:

                                                                          SYLVAN
                                  SYLVAN              SYLVAN              ENGLISH            SYLVAN
                                LEARNING            EDUCATION            LANGUAGE         INTERNATIONAL          SYLVAN
2000                             CENTERS            SOLUTIONS           INSTRUCTION       UNIVERSITIES          VENTURES
--------------------------    --------------      ---------------      --------------     --------------     --------------
Revenues                            $98,943             $105,177             $49,949            $62,582           $      -
Segment profit  (loss)               22,105               16,132               2,818              4,977            (50,846)
Segment assets                       84,895              120,756             135,857            239,166             82,006
Long-lived assets                     5,820                9,890               9,614            127,098              3,728

                                                                          SYLVAN
                                  SYLVAN              SYLVAN              ENGLISH            SYLVAN
                                LEARNING            EDUCATION            LANGUAGE         INTERNATIONAL          SYLVAN
1999                             CENTERS            SOLUTIONS           INSTRUCTION       UNIVERSITIES          VENTURES
--------------------------    --------------      ---------------      --------------     --------------     --------------
Revenues                            $90,664             $101,263             $52,848            $32,275                  -
Restructuring charges                   170                2,537                   -                447                  -
Segment profit                       21,768               17,371              11,742              2,408                  -
Segment assets                       71,097              105,273             121,408             69,042                  -
Long-lived assets                     5,041               10,582               7,491             80,862                  -

                                                                          SYLVAN
                                  SYLVAN              SYLVAN              ENGLISH            SYLVAN
                                LEARNING            EDUCATION            LANGUAGE         INTERNATIONAL          SYLVAN
1998                             CENTERS            SOLUTIONS           INSTRUCTION       UNIVERSITIES          VENTURES
--------------------------    --------------      ---------------      --------------     --------------     --------------
Revenues                            $64,755              $86,293             $27,754                  -                  -
Segment profit                       19,339               14,339               7,747                  -                  -
Segment assets                       56,841               96,438              70,198                  -                  -
Long-lived assets                     3,823               14,656               4,290                  -                  -

The following tables reconcile the reported information on segment profit and assets to income (loss) before income taxes and cumulative effect of change in accounting principle and total assets reported in the statements of operations and balance sheets for the years ended December 31:

                                                                         2000               1999               1998
                                                                     -------------     ---------------     -------------
Total profit for reportable segments                                      $(4,814)            $53,289           $41,425
Corporate general and administrative expense                              (20,306)            (27,270)          (15,530)
Other income (expense)                                                     19,195             (18,964)              169
                                                                     -------------     ----------------    -------------
Income (loss) from continuing operations before
   income taxes and cumulative effect of change in
   accounting principle                                                   ($5,925)             $7,055           $26,064
                                                                     =============     ===============     =============


                                                                          2000               1999               1998
                                                                     --------------    ---------------     -------------
Segment assets                                                           $ 662,680           $366,820          $223,477
Unallocated corporate assets                                               354,283            117,518           100,783
Net assets of discontinued operations                                            -            280,287           278,150
                                                                     --------------    ---------------     -------------
Total assets                                                            $1,016,963           $764,625          $602,410
                                                                     ==============    ===============     =============

Two of the Company's segments include revenues generated from both Company-owned and franchised centers. The following table sets forth the components of total revenues of these segments at December 31:

                                                       SYLVAN                                           SYLVAN
                                                  LEARNING CENTERS                           ENGLISH LANGUAGE INSTRUCTION
                                   ---------------------------------------------    ----------------------------------------------
                                      2000            1999             1998             2000             1999            1998
                                   ------------    ------------    -------------    -------------    -------------    ------------
Company-owned centers                  $53,639         $53,011          $36,166          $31,545          $30,848          $6,876
Franchise centers                       45,304          37,653           28,589           18,404           22,000          20,878
                                   ------------    ------------    -------------    -------------    -------------    ------------
Total revenues                         $98,943         $90,664          $64,755          $49,949          $52,848         $27,754
                                   ============    ============    =============    =============    =============    ============

Direct costs for these segments relate primarily to the Company-owned centers. Costs related to the franchised centers are included in the Company's general segment expenses. It is not practical to quantify these costs separately.

Revenue and long-lived assets information by geographic area for the years ended December 31 is as follows:

                                                2000              1999               1998
                                            -------------     --------------     --------------
REVENUES
 United States                                  $188,582           $167,851           $148,668
  Spain                                           71,012             63,346             22,737
  Other foreign countries                         57,057             45,853              7,397
                                            -------------     --------------     --------------
  Consolidated total                            $316,651           $277,050           $178,802
                                            =============     ==============     ==============

LONG-LIVED ASSETS
  United States                                  $34,948            $27,220            $29,379
  Spain                                           81,590             85,965              4,265
  Switzerland                                     23,665                  -                  -
  Other foreign countries                         31,639              2,633                224
                                            -------------     --------------     --------------
  Consolidated total                            $171,842           $115,818            $33,868
                                            =============     ==============     ==============

Revenues are attributed to countries based on the location of the customer. Revenues in individual foreign countries other than Spain and long-lived assets in individual foreign countries other than Spain and Switzerland did not exceed 10% of consolidated amounts in any of the years presented.

NOTE 18 - RESTRUCTURING

During the fourth quarter of 1999, the Company completed an analysis of its operating structure to improve operating efficiency and to enhance shareholder value. As a result of this analysis, management approved a formal restructuring plan in 1999, and the Company recorded a restructuring charge to operations of approximately $5,100. The restructuring plan was comprised of employee termination and facility exit costs resulting primarily from the Company's plan to exit certain activities outside the core business of providing educational instruction. The Company eliminated 58 professional and administrative positions as a result of the plan. Facility exit costs include approximately $3,500 of costs to close schools and school-based facilities. The Company completed the implementation of the plan by the end of fiscal 2000. During the years ended December 31, 2000 and 1999, the Company paid $2,160 and $2,967, respectively related to the restructuring plan.

NOTE 19 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash flow information for the Company reflects the total cash flows including continuing operations and discontinued operations.

Interest payments were approximately $2,981, $5,090 and $900 for the years ended December 31, 2000, 1999 and 1998, respectively. Income tax payments were $25,112, $15,514 and $7,654 for the years ended December 31, 2000, 1999, and
1998, respectively.

In connection with the 2000 acquisitions of Ivy West, Les Roches, UVM, and UDLA for combined net cash consideration of $72,072, the Company acquired assets with a fair value of $150,926 and assumed debt and liabilities of $78,854.

In connection with the 1999 acquisitions of UEM and WSI franchise businesses, for aggregate net cash consideration of $62,000 paid in 1999 and $18,700 paid in 2000, the Company acquired assets with a fair value of $177,033 and assumed liabilities of $96,333.

In connection with the 1998 acquisitions of Canter and Schulerhilfe for combined consideration of $44,082, the Company acquired assets with a fair value of $50,465 and assumed liabilities of $6,383.

NOTE 20 - QUARTERLY FINANCIAL DATA (UNAUDITED)

The following 2000 financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. All periods' results have been restated to separately disclose discontinued operations. Summarized operating data is as follows:

                                                                                    QUARTER ENDED
2000                                                           MARCH 31         JUNE 30      SEPTEMBER 30       DECEMBER 31
----                                                           --------        ---------     -------------      -----------
Revenues                                                          $75,539        $82,229         $59,969           $98,913
                                                             -------------     ----------      ----------      ------------
Operating income (loss)                                             4,929          5,062          (3,790)            1,342
                                                             -------------     ----------      ----------      ------------
Income (loss) from continuing operations before
  Cumulative effect of change in accounting principle               3,410          6,626          (3,337)           (8,316)
Income (loss) from discontinued operations, net of tax             (3,868)        (1,957)          1,903               (46)
Gain on disposal of discontinued operations, net of tax           288,454              -                -           22,353
                                                             -------------     ----------      ----------      ------------
Net income (loss)                                                $287,996         $4,669        $ (1,434)          $13,991
                                                             =============     ==========      ==========      ============
Earnings (loss) per common share, basic:
 Income (loss) from continuing  operations before
   Cumulative effect of change in accounting principle             $ 0.07         $ 0.14          $(0.08)           $(0.22)
 Income (loss) from discontinued operations                         (0.08)         (0.04)           0.05                 -
 Gain on disposal of discontinued operations                         5.68              -               -              0.60
                                                             -------------     ----------      ----------      ------------
Net income (loss)                                                  $ 5.67         $ 0.10          $(0.03)            $0.38
                                                             =============     ==========      ===========     ============
Earnings (loss) per common share, diluted:
  Income (loss) from continuing operations before
    Cumulative effect of change in accounting principle            $ 0.07         $ 0.14         $(0.08)           $(0.22)
  Income (loss) from discontinued operations                        (0.08)         (0.04)           0.05                -
  Gain on disposal of discontinued operations                        5.59              -               -             0.60
                                                             -------------     ----------      ----------      ------------
Net income (loss)                                                  $ 5.58         $ 0.10          $(0.03)          $ 0.38
                                                             =============     ==========      ===========     ============
Shares used in computation:
   Basic                                                           50,802         45,110          41,084           37,274
                                                             =============     ==========      ===========     ============
   Diluted                                                         51,570         45,825          41,084           37,274
                                                             =============     ==========      ===========     ============

                                                                                    QUARTER ENDED
                                                           ----------------------------------------------------------------
                                                                MARCH 31,       JUNE 30,     SEPTEMBER 30,     DECEMBER 31,
                                                               -----------     ----------    -------------     ------------
1999
----
Revenues                                                          $57,217        $76,841         $66,748          $76,244
                                                               -----------     ----------      ----------      -----------
Operating income (loss)                                             5,178         12,431          17,659           (9,249)
                                                               -----------     ----------      ----------      -----------
Income (loss) from continuing operations before
  cumulative effect of change in accounting principle               4,405          8,365          12,574          (17,005)
Income (loss) from discontinued operations, net of tax              2,402          3,018           3,358           (3,814)
Loss on disposal of discontinued operations, net of tax                 -              -         (25,082)          (1,886)
Cumulative effect of change in accounting principle                (1,323)             -               -                -
                                                               -----------     ----------      ----------      -----------
Net income (loss)                                                  $5,484        $11,383        $ (9,150)        $(22,705)
                                                               ===========     ==========      ==========      ===========
Earnings (loss) per common share, basic:
 Income (loss) from continuing  operations before
   cumulative effect of change in accounting principle              $0.09          $0.16           $0.24           $(0.34)
 Income (loss) from discontinued operations                          0.05           0.06            0.06            (0.07)
 Loss on disposal of discontinued operations                            -              -           (0.48)           (0.04)
 Cumulative effect of change in  accounting principle               (0.03)             -               -                -
                                                               -----------     ----------      ----------      -----------
 Earnings (loss) per common share, basic                            $0.11          $0.22          $(0.18)          $(0.45)
                                                               ===========     ==========      ==========      ===========
Earnings (loss) per common share, diluted:
  Income (loss) from continuing operations before
    cumulative effect of change in accounting principle             $0.08          $0.16           $0.24           $(0.34)
  Income (loss) from discontinued operations                         0.04           0.05            0.06            (0.07)
  Loss on disposal of discontinued operations                           -              -           (0.47)           (0.04)
  Cumulative effect of change in accounting principle               (0.02)             -               -                -
                                                               -----------     ----------      ----------      -----------
Net income (loss)                                                   $0.10          $0.21         $(0.17)          $(0.45)
                                                               ===========     ==========      ==========      ===========
Shares used in computation:
   Basic                                                           51,666         51,841          51,897           50,907
                                                               ===========     ==========      ==========      ===========
   Diluted                                                         53,945         53,574          53,284           50,907
                                                               ===========     ==========      ==========      ===========

During the quarter ended December 31, 1999, the Company recognized restructuring costs of $3,569. Additionally, the Company also recognized significant non-recurring operating charges during the fourth quarter of 1999, which totaled $9,978. These charges principally related to asset impairment charges, which resulted from management's focus on simplification of the business model and a return to the core business strengths. Losses recorded on disposal of investments in the fourth quarter of 1999 also resulted in $13,400 of non-recurring charges during the period. The cumulative effect of these significant, unusual charges was to reduce income from continuing operations by $26,947 during the fourth quarter of 1999.

Earnings per share are computed independently for each of the quarters present. Therefore, the sum of the quarterly net earnings per share will not necessarily equal the total for the year.