Form 10-Q
period 2001-03-31
SYLVAN LEARNING SYSTEMS INC
filed 2001-05-11
CIK 912766

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarter ended MARCH 31, 2001 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to
     __________.

                         COMMISSION FILE NUMBER 0-22844


                          SYLVAN LEARNING SYSTEMS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                                      MARYLAND                                     52-1492296
                                      --------                                     ----------
                             (STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
                             INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)


                     1001 FLEET STREET, BALTIMORE, MARYLAND                             21202
                  --------------------------------------------                          -----
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


The registrant had 37,799,177 shares of Common Stock outstanding as of May 7, 2001.

                          SYLVAN LEARNING SYSTEMS, INC.


                                      INDEX

                                                                            PAGE NO.
                                                                            --------
PART I. - FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                  Consolidated Balance Sheets - March 31, 2001 and
                       December 31, 2000.......................................3

                  Consolidated Statements of Operations - Three months ended
                       March 31, 2001 and March 31, 2000.......................5

                  Consolidated Statements of Cash Flows - Three months ended
                      March 31, 2001 and March 31, 2000........................6

                  Notes to Consolidated Financial Statements - March 31, 2001..7

         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.......................14

         Item 3.  Quantitative and Qualitative Disclosure of Market Risk......20


PART II. - OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K............................22


         SIGNATURES...........................................................22

                 SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
         (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                              MARCH 31,           DECEMBER 31,
                                                                                 2001                 2000
                                                                           -----------------   -------------------
                                                                             (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                        $ 66,306            $  116,490
  Available-for-sale securities                                                     123,673               202,077

  Receivables:
    Accounts receivable                                                              58,995                68,468
    Costs and estimated earnings in excess of billings on
      uncompleted contracts                                                           1,032                 2,613
    Notes receivable from tuition financing                                           8,283                 7,489
    Other notes receivable                                                           13,597                13,317
    Other receivables                                                                14,206                15,549
                                                                           -----------------   -------------------
                                                                                     96,113               107,436
      Allowance for doubtful accounts                                                (6,735)               (5,554)
                                                                           -----------------   -------------------
                                                                                     89,378               101,882

  Inventory                                                                           5,798                 5,832
  Deferred income taxes                                                               3,960                 3,936
  Prepaid expenses and other current assets                                          19,983                20,955
                                                                           -----------------   -------------------
Total current assets                                                                309,098               451,172

Notes receivable from tuition financing, less current portion                         9,518                 8,313
Other notes receivable, less current portion                                          4,839                 2,378

Property and equipment:
  Land and buildings                                                                 90,235                94,151
  Furniture, computer equipment and software                                        101,356                94,249
  Leasehold improvements                                                             27,448                22,407
                                                                           -----------------   -------------------
                                                                                    219,039               210,807
  Accumulated depreciation                                                          (46,387)              (38,965)
                                                                           -----------------   -------------------
                                                                                    172,652               171,842
Intangible assets:
  Goodwill                                                                          293,412               296,422
  Other                                                                               4,757                 2,611
                                                                           -----------------   -------------------
                                                                                    298,169               299,033
  Accumulated amortization                                                          (23,544)              (21,078)
                                                                           -----------------   -------------------
                                                                                    274,625               277,955

Investments in and advances to affiliates                                            81,021                57,999
Other investments                                                                    25,601                25,935
Deferred costs, net of accumulated amortization of $2,485
  and $1,969 at March 31, 2001 and December 31, 2000, respectively                   11,067                 7,200
Other assets                                                                         15,126                14,169
                                                                           -----------------   -------------------
Total assets                                                                       $903,547            $1,016,963
                                                                           =================   ===================

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                 SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
         (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          MARCH 31,            DECEMBER 31,
                                                                            2001                   2000
                                                                      ------------------     ------------------
                                                                         (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                             $ 18,076              $  20,108
  Accrued expenses                                                               39,801                 40,452
  Income taxes payable                                                           14,046                119,511
  Current portion of long-term debt                                              10,979                 20,292
  Due to shareholders of acquired companies                                      27,050                 40,195
  Deferred revenue                                                               39,986                 42,483
  Other current liabilities                                                      21,161                 10,673
                                                                      ------------------     ------------------
Total current liabilities                                                       171,099                293,714

Long-term debt, less current portion                                            129,727                128,575
Deferred income taxes                                                             4,724                  4,824
Other long-term liabilities                                                       9,435                  3,707
                                                                      ------------------     ------------------
Total liabilities                                                               314,985                430,820

Minority interest                                                                51,148                 32,880

Stockholders' equity:
  Preferred stock, par value $0.01 per share - - authorized
    10,000 shares, no shares issued and outstanding as of
    March 31, 2001 and December 31, 2000                                              -                      -
  Common stock, par value $0.01 per share - - authorized
    90,000 shares, issued and outstanding shares of
    37,741 as of March 31, 2001 and 37,278 as of
    December 31, 2000                                                               377                    373
  Additional paid-in capital                                                    211,349                205,343
  Retained earnings                                                             348,648                360,232
  Accumulated other comprehensive loss                                          (22,960)               (12,685)
                                                                      ------------------     ------------------
Total stockholders' equity                                                      537,414                553,263
                                                                      ------------------     ------------------
Total liabilities and stockholders' equity                                     $903,547             $1,016,963
                                                                      ==================     ==================

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                 SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
        (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           THREE MONTHS ENDED MARCH 31,
                                                                           2001                    2000
                                                                                                (Restated)
                                                                    -------------------------------------------
                                                                                    (Unaudited)
REVENUES                                                                       $120,446               $ 75,540

COST AND EXPENSES
Direct costs                                                                    108,074                 64,428
Sylvan Ventures operating costs                                                   5,577                  1,382
General and administrative expenses                                               5,986                  4,801
                                                                    --------------------    -------------------
Total expenses                                                                  119,637                 70,611
                                                                    --------------------    -------------------

Operating income                                                                    809                  4,929

OTHER INCOME (EXPENSE)
Investment and other income                                                       3,327                  2,819
Interest expense                                                                 (2,229)                (1,918)
Sylvan Ventures investment losses                                                  (400)                     -
Equity in net loss of affiliates:
   Sylvan Ventures                                                              (19,786)                  (280)
   Other                                                                           (126)                  (596)
                                                                    ---------------------   ---------------------
                                                                                (19,912)                  (876)
Minority interest in consolidated subsidiaries:
   Sylvan Ventures                                                                1,291                      -
   Other                                                                         (1,420)                  (752)
                                                                    ---------------------   ---------------------
                                                                                   (129)                  (752)
                                                                    ---------------------   ---------------------
Income (loss) from continuing operations before income taxes                    (18,534)                 4,202
Income tax benefit (expense)                                                      6,950                   (793)
                                                                    ---------------------   -------------------
Income (loss) from continuing operations                                        (11,584)                 3,409

Loss from discontinued operations, net of income
  tax expense of  $163                                                                -                 (3,868)
Gain on disposal of discontinued operations, net of income
  tax expense of $136,762                                                             -                288,454
                                                                    ----------------------  -------------------
Net income (loss)                                                              $(11,584)              $287,995
                                                                    ======================  ===================

Earnings (loss) per common share, basic:
  Income (loss) from continuing operations                                      $(0.31)                  $0.07
  Net income (loss)                                                             $(0.31)                  $5.67

Earnings (loss) per common share, diluted:
  Income (loss) from continuing operations                                      $(0.31)                  $0.07
  Net income (loss)                                                             $(0.31)                  $5.58

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                 SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                              THREE MONTHS ENDED MARCH 31,
                                                                              2001                   2000
                                                                       ------------------------------------------
                                                                                      (Unaudited)
OPERATING ACTIVITIES
Net income (loss)                                                               $ (11,584)              $287,995
  Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
      Depreciation                                                                  5,603                  6,296
      Amortization                                                                  3,703                  3,909
      Gain on disposal of discontinued operations                                       -               (288,454)
      Deferred income taxes                                                           (41)                   365
      Loss on investments                                                             400                      -
      Equity in net loss of affiliates                                             19,912                  1,363
      Minority interest in income of consolidated subsidiary                          129                    751
      Other non-cash items                                                            657                    166
      Changes in operating assets and liabilities:
        Receivables                                                                14,663                  9,671
        Tuition loans, net                                                         (2,533)                (1,527)
        Inventory, prepaid and other current assets                                (4,043)                 1,743
        Payables and accrued expenses                                                  97                 (5,210)
        Income taxes payable                                                     (102,738)                     -
        Deferred revenue and other current liabilities                               (461)                  (987)
                                                                       --------------------    ------------------
Net cash provided by (used in) operating activities                               (76,236)                16,081
                                                                       --------------------    ------------------

INVESTING ACTIVITIES
Purchase of available-for-sale securities                                         (23,494)                     -
Proceeds from sale or maturity of available-for-sale securities                   103,098                    965
Investment in and advances to affiliates and other investments                    (32,203)               (19,709)
Purchase of property and equipment                                                (13,301)                (9,402)
Proceeds from sale of Prometric, net of closing costs                                   -                712,151
Cash paid for acquired businesses, net of cash received                            (2,630)               (12,806)
Payment of contingent consideration for prior period acquisitions                 (13,145)               (10,323)
Expenditures for deferred costs                                                    (4,395)                (1,682)
Decrease (increase) in other assets                                                  (520)                    59
                                                                       -------------------    -------------------
Net cash provided by investing activities                                          13,410                659,253
                                                                       -------------------    -------------------
FINANCING ACTIVITIES
Proceeds from exercise of options and warrants                                      3,806                     50
Proceeds from issuance of common stock                                                  -                    722
Repurchases of common stock                                                             -                 (9,860)
Proceeds from issuance of long-term debt                                              747                 19,315
Payments on long-term debt                                                         (7,452)              (146,894)
Cash received from members of Sylvan Ventures                                      16,114                      -
Decrease in other long-term liabilities                                               572                      -
                                                                       --------------------   --------------------
Net cash provided by (used in) financing activities                                13,787               (136,667)
                                                                       --------------------   --------------------
Effect of subsidiary year-end change on cash and cash                                   -                 (2,565)
  equivalents
Effect of exchange rate changes on cash                                            (1,145)                (1,584)
                                                                       ---------------------  -------------------
Net increase (decrease) in cash and cash equivalents                              (50,184)               534,518
Cash and cash equivalents at beginning of period                                  116,490                 20,410
                                                                       --------------------   -------------------
Cash and cash equivalents at end of period                                        $66,306               $554,928
                                                                       ====================   ===================

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
(DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

MARCH 31, 2001

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The traditional semester programs in the education industry, with a summer break, result in unusually large seasonality in the operating results of Sylvan Learning Systems, Inc. ("the Company"). The consolidated balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

Certain amounts previously reported for 2000 have been reclassified to conform with the 2001 presentation.

NOTE 2 - ADOPTION OF NEW ACCOUNTING STANDARD

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which was adopted effective January 1, 2001. Because of the Company's minimal use of derivatives, the adoption of the new standard did not have any effect on the Company's consolidated financial position and results of operations.

NOTE 3 - DISCONTINUED OPERATIONS

On October 6, 2000, the Company sold its English Language immersion business, Aspect, ("Aspect") for $19,794 in cash. The gain on the disposition recognized in the year ended December 31, 2000 was $22,353, which includes an income tax benefit of $3,047. The Company has estimated the domestic and foreign income taxes resulting from the sale based on the expected allocation of proceeds to subsidiaries that are parties to the transaction and the tax laws of the jurisdictions in which these subsidiaries operate, assuming that undistributed gains outside the United States will be reinvested outside the United States.

On March 3, 2000, the Company sold its computer-based testing division, Sylvan Prometric ("Prometric") for approximately $775,000 in cash. The gain on the disposition recognized in the year ended December 31, 2000 was approximately $288,454, net of income taxes of $136,762. The final proceeds from the sale may change based on contractual provisions that provide for certain adjustments to the sale price, including an adjustment for changes in working capital of Prometric between November 30, 1999 and March 3, 2000. The Company and the buyer have not completed the process required to provide for a final settlement of the sale proceeds. However, management believes that any future adjustments will be immaterial to the Company's financial position and results of operations. The Company has estimated the domestic and foreign income taxes resulting from the sale based on the expected allocation of proceeds to subsidiaries that are a party to the transaction and the tax laws of the jurisdictions in which these subsidiaries operate, assuming that undistributed gains outside the United States will be reinvested outside the United States.

Summarized operating information of the Company's discontinued operations, including both Prometric and Aspect for the period owned in 2000, is as follows for the three months ended March 31, 2000:

Revenues                                               $47,655
                                              -----------------
Loss before income taxes                                (3,705)
Income tax expense                                         163
                                              ------------------
Net loss                                              $ (3,868)
                                              ==================

Included in income from discontinued operations for the three month period ended March 31, 2000 is an allocation of corporate interest expense of $678, based upon a percentage of the net equity investment in discontinued operations to the net equity of the Company including the discontinued operations.

NOTE 4 - INVESTMENTS IN AND ADVANCES TO AFFILIATES

FORMATION OF SYLVAN VENTURES

The Sylvan Ventures segment was established during the first quarter of 2000 to invest in and develop companies developing emerging technology solutions for the education and training marketplace ("portfolio companies"). On June 30, 2000, affiliates of Apollo Management L.P. ("Apollo") and certain members of Sylvan's management ("management investors") joined the Company to form Sylvan Ventures, LLC, with total committed funds of $400,000. Of the $400,000 commitment, the Company has committed $285,000, including investments in portfolio companies valued at $65,000; Apollo has committed $100,000; and the management investors have committed $15,000. On June 30, 2000, the Company transferred four investments in portfolio companies to Sylvan Ventures - eSylvan, Inc., Caliber Learning Network, Inc., OnlineLearning.net, and Zapme! corporation.

Upon formation, Sylvan Ventures issued common membership interests to Sylvan and the management investors and preferred membership interests to Apollo. Additionally, Sylvan Ventures authorized the granting of plan membership profit interests to members of management that entitle the recipients to receive an aggregate allocation of up to 20% of any cumulative net profits. As of March 31, 2001, plan membership profit interests have been granted to management for an aggregate allocation of approximately 15% of the cumulative net profits upon a profits interest event.

In 2000, the membership agreement provided for the allocation of net losses to the common and preferred members on a pro rata basis, subject to certain limitations. Beginning January 1, 2001, net losses are being allocated on a pro rata basis only to the common membership interest holders until their capital account balances have been reduced to zero, at which time any losses will be allocated to Apollo until its capital account balance has been reduced to zero. Thereafter, any losses will be allocated on a pro rata basis to all membership interest holders. Any profits earned after January 1, 2001 will first be allocated to Apollo until it has recovered its 2000 allocated losses and then to the common membership interest holders to recover previously allocated losses. After all previously allocated losses have been recovered through profit allocations, any additional net profits will be allocated on a pro rata basis to all interest holders, including the plan membership profit interest holders.

CONSOLIDATED INVESTMENTS

eSylvan, Inc. ("eSylvan") is a start-up organization designed to distribute the Company's learning center tutoring product to students at home via computer. Sylvan Ventures owns 88% of eSylvan. eSylvan had not generated significant revenue through March 31, 2001, and its operating expenses have been included in the 2001 and 2000 consolidated statement of operations as a component of Sylvan Ventures' operating costs. Sylvan Ventures has committed additional funding of $10,000 as of March 31, 2001 for eSylvan development and operating costs in 2001. During the quarter ended March 31, 2001 eSylvan issued common stock representing an 11% ownership interest to franchisees of Sylvan Learning Centers.

INVESTMENT IN AFFILIATES (EQUITY METHOD INVESTMENTS):

The Company's investment in and advances to affiliates consist of investments in and loans to companies in the initial or early stages of development. These companies are frequently illiquid or experiencing cash flow deficits from operations. Further, investments are generally unsecured and subordinated to the claims of other creditors. Accordingly, the Company's investments in and advances to affiliates are subject to a high degree of investment and credit risk. The Company has made estimates of the recoverability of loans and advances to its affiliates, and due to the inherent uncertainty of the operations of these affiliates, it is reasonably possible that these estimates may change in the near term.

Investments in and advances to affiliates consist principally of investments in common stock and preferred stock, as follows as of March 31, 2001 and December 31, 2000, respectively:

                                               MARCH 31,          OWNERSHIP           DECEMBER 31,           OWNERSHIP
                                                 2001             INTEREST                2000               INTEREST
                                         ------------------   -----------------  ---------------------   ----------------
Walden E-Learning, Inc.                            $32,657                 41%                      -                  -
Chancery Software Limited                           13,248                 42%                $14,224                42%
Classwell Learning Group, Inc.                      10,879                 42%                 13,045                42%
Caliber Learning Network, Inc.                       9,039                 35%                 15,123                34%
HigherMarkets, Inc.                                  4,880                 31%                  6,694                31%
ilearning, Inc.                                      4,331                 27%                  5,568                29%
Mindsurf, Inc.                                       2,770                 50%                  1,109                47%
Other                                                3,217                   -                  2,236                  -
                                         ------------------                      ---------------------
Total                                              $81,021                                    $57,999
                                         ==================                      =====================

Each period in the tables below includes summarized financial data of those affiliates in which Sylvan Ventures had an interest at the end of the respective period and includes results of operations data of such affiliates for the entire quarter.

                                                      MARCH 31, 2001             DECEMBER 31, 2000
                                                    --------------------        --------------------
Current assets                                                  $46,321                     $44,420
Other assets                                                     68,410                      67,191
Current liabilities                                              40,175                      37,902
Long-term and other liabilities                                  10,392                       7,149
Redeemable convertible preferred stock                           87,179                      77,643

                                                             THREE MONTHS ENDED MARCH 31,
                                                    ------------------------------------------------
                                                           2001                        2000
                                                    --------------------        --------------------
Net sales                                                      $ 10,623                     $ 5,070
Gross profit                                                      6,753                       2,981
Net loss                                                        (28,988)                     (6,142)


The Caliber Learning Network, Inc. ("Caliber") investment includes a note payable, secured by Caliber assets, to the Company for management services in the amounts of $6,150 and $7,150 as of March 31, 2001 and December 31, 2000, respectively. The Company has also guaranteed certain future non-cancelable lease obligations relating to Caliber totaling $5,154. Caliber is currently seeking additional long-term financing to provide for its anticipated cash needs. There can be no assurance that such efforts by Caliber will be successful.

Sylvan Ventures has committed additional funding of $21,150 to Mindsurf, Inc. ("Mindsurf") if specified performance targets are achieved.

The Company's allocable share of losses related to the investments in affiliates for the quarters ended March 31, 2001 and 2000 was $19,912 and $876, respectively. At March 31, 2001, the difference between the carrying amount of equity method investments and the amount of underlying equity in net assets of these investments was $42,697. This amount is being amortized for each investment primarily over a three-year period as a component of the Company's allocable share of income or loss. For the quarter ended March 31, 2001, equity in net loss of affiliates includes $2,805 of amortization.

NOTE 5 - DUE TO SHAREHOLDERS OF ACQUIRED COMPANIES

Due to shareholders of acquired companies consists of the following amounts payable in cash:

                                                                               MARCH 31,             DECEMBER 31,
                                                                                  2001                   2000
                                                                          ---------------------   --------------------
Amounts payable to former shareholders of Canter                                         $   -                $13,145
Amounts payable to former shareholders of Prometric                                      3,050                  3,050
Amounts payable to former shareholders of WSI franchises                                12,000                 12,000
Amounts payable to former shareholders of UDLA                                          12,000                 12,000
                                                                          ---------------------   --------------------
                                                                                       $27,050                $40,195
                                                                          =====================   ====================


In connection with the Company's acquisition of Canter, cash consideration of $13,145 was paid in a final settlement with the former shareholders of Canter during the quarter ended March 31, 2001. The liability and additional goodwill were recorded at December 31, 2000.

NOTE 6 - INCOME TAXES

The tax provisions for the three month periods ended March 31, 2001 and 2000 were based on the estimated effective tax rates applicable for the full years, after giving effect to significant unusual items related specifically to the interim periods. The Company's income tax provisions for all periods consist of federal, state, and foreign income taxes. The Company's effective tax rate from continuing operations was 37.5% for the three months ended March 31, 2001. The Company estimates that its effective income tax rate from continuing operations for the year ended December 31, 2001 will be 37.5%.

The Company's effective tax rate from continuing operations in 2000 was significantly affected by the inability to utilize tax benefits from certain investment losses of Sylvan Ventures, the impact of minority interests and timing of recognition of corporate level tax benefits from subsidiary losses. Because of these factors, the 2000 effective tax rate varied substantially from the statutory rate.

NOTE 7 - STOCKHOLDERS' EQUITY

The components of stockholders' equity are as follows:

                                                                                           ACCUMULATED
                                                       ADDITIONAL                             OTHER                    TOTAL
                                       COMMON           PAID-IN           RETAINED         COMPREHENSIVE           STOCKHOLDERS'
                                        STOCK           CAPITAL           EARNINGS         INCOME (LOSS)              EQUITY
                                    --------------  ---------------    --------------   ---------------------   -------------------
Balance at December 31, 2000                 $373         $205,343          $360,232                $(12,685)             $553,263

Options exercised for purchase
  of 456 shares of common
  stock, including income tax
  benefit of $2,078                             4            5,880                                                           5,884
Other equity activity                                          126                                                             126
Comprehensive income (loss):
  Net loss for the three
   months ended March 31, 2001                                              (11,584)                                       (11,584)
  Unrealized gain on available-
   for-sale securities                                                                                    23                    23
  Foreign currency translation
   adjustment                                                                                        (10,298)              (10,298)
                                                                                                                --------------------
Total comprehensive loss                                                                                                   (21,859)
                                    --------------  ---------------    --------------   ----------------------  -------------------
Balance at March 31, 2001                    $377         $211,349          $348,648                $(22,960)             $537,414
                                    ==============  ===============    ==============   ======================  ===================

NOTE 8 - COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of related tax, are as follows:


                                                                     THREE MONTHS ENDED MARCH 31,
                                                                        2001                  2000
                                                                   ---------------       ---------------
Net income (loss)                                                        $(11,584)             $287,995
Foreign currency translation adjustment                                   (10,298)               (3,488)
Unrealized gain (loss) on available-for-sale securities                        23                (1,424)
                                                                   ----------------      ---------------
Comprehensive income (loss)                                              $(21,859)             $283,083
                                                                   ================      ===============

NOTE 9 - EARNINGS (LOSS) PER SHARE

The following table summarizes the computations of basic and diluted earnings
(loss) per common share:

                                                                         THREE MONTHS ENDED MARCH 31,
                                                                          2001                2000
                                                                      -------------       --------------
Numerator used in basic and diluted earnings (loss) per common share:
   Income (loss) from continuing operations                              $(11,584)             $  3,409
   Loss from discontinued operations, net of tax                                 -               (3,868)
   Gain on disposal of discontinued operations, net of tax                       -              288,454
                                                                      -------------       --------------
   Net income (loss)                                                     $(11,584)             $287,995
                                                                      =============       ==============
Denominator:
   Weighted average common shares outstanding                               37,441               50,802
   Net effect of dilutive stock options based on treasury stock
    method using average market price                                            -                  768
   Effect of convertible debentures                                              -                    -
                                                                      -------------       --------------
   Weighted average common shares outstanding and additional
      dilution from common stock equivalents                                37,441               51,570
                                                                      =============       ==============
Earnings (loss) per common share, basic:
   Income (loss) from continuing operations                                $(0.31)                $0.07
   Loss from discontinued operations, net of tax                                 -                (0.08)
   Gain on disposal of discontinued operations, net of tax                       -                 5.68
                                                                      -------------       --------------
   Net income (loss)                                                       $(0.31)                $5.67
                                                                      =============       ==============
Earnings (loss) per common share, diluted:
   Income (loss) from continuing operations                                $(0.31)                $0.07
   Loss from discontinued operations, net of tax                                 -                (0.08)
   Gain on disposal of discontinued operations, net of tax                       -                 5.59
                                                                      -------------       --------------
   Net income (loss)                                                       $(0.31)                $5.58
                                                                      =============       ==============

Stock options and the convertible debentures were not dilutive for the quarter ended March 31, 2001 as the Company reported a net loss from continuing operations.

NOTE 10 - CONTINGENCIES

On November 18, 1996, ACT, Inc. filed suit against the Company alleging that the Company violated federal antitrust laws and committed various state law torts in connection with the operations of its computer-based testing operations and in obtaining a testing services contract from the NASD. The Company believes the grounds of the lawsuit are without merit and is defending the lawsuit vigorously. Management is unable to predict the ultimate outcome of the lawsuit, but believes that the ultimate resolution of the matter will not have a material effect on the Company's consolidated financial position.

On November 18, 1998, James Jinsoo and Christine Choi filed suit against the Company seeking damages and recission under the Development Agreement they had entered into for Korea in 1995 and which had been terminated by the Company due to their default under the Development Agreement. The dispute will be decided by arbitration pursuant to the terms of the Agreement. The Company believes the grounds of the lawsuit are without merit and is defending the lawsuit vigorously. Management is unable to predict the ultimate outcome of the lawsuit but believes that the ultimate resolution of the matter will not have a material effect on the Company's consolidated financial position.

The Company is subject to other legal actions arising in the ordinary course of its business. In management's opinion, the Company has adequate legal defenses and/or insurance coverage with respect to the eventuality of such actions and does not believe any settlement would materially affect the Company's financial position.

NOTE 11 - BUSINESS SEGMENT INFORMATION

                                                                THREE MONTHS ENDED MARCH 31,
                                                                  2001                 2000
                                                            -----------------    -----------------
Operating revenues:
   Sylvan Learning Centers                                          $ 27,842              $22,659
   Sylvan Education Solutions                                         26,770               25,945
   Sylvan English Language Instruction                                13,017               12,435
   Sylvan International Universities                                  52,817               14,501
   Sylvan Ventures                                                         -                    -
                                                            -----------------    -----------------
                                                                    $120,446              $75,540
                                                            =================    =================
Segment profit (loss):
   Sylvan Learning Centers                                          $  5,690              $ 5,002
   Sylvan Education Solutions                                          1,675                1,867
   Sylvan English Language Instruction                                   688                1,558
   Sylvan International Universities                                   4,319                2,685
   Sylvan Ventures                                                   (25,763)              (1,662)
                                                            ------------------   -----------------
                                                                    $(13,391)             $ 9,450
                                                            ==================   =================


                                                                MARCH 31,         DECEMBER 31,
Segment assets:                                                   2001                2000
                                                            ------------------  -----------------
   Sylvan Learning Centers                                           $ 90,169           $ 84,895
   Sylvan Education Solutions                                         109,429            120,756
   Sylvan English Language Instruction                                128,414            135,857
   Sylvan International Universities                                  239,762            239,166
   Sylvan Ventures                                                     94,303             82,006
                                                            ------------------  -----------------
                                                                     $662,077           $662,680
                                                            ==================  =================

Segment profit (loss) is calculated as net operating profit (loss) for operating segments. Segment profit for Sylvan Ventures is calculated as the sum of the operating costs, net investment gain (loss) and equity in net loss of affiliates. There are no significant intercompany sales or transfers. The following table reconciles the reported information on segment profit (loss) to income (loss) from continuing operations before income taxes reported in the consolidated statements of operations:


                                                                      THREE MONTHS ENDED MARCH 31,
                                                                      2001                 2000
                                                                  ---------------   --------------------
Total profit (loss) for reportable segments                            $(13,391)                $ 9,450
Corporate general and administrative expense                             (5,986)                 (4,801)
Other income (expense) and minority interest, net                           843                    (447)
                                                                  ---------------   --------------------
Income (loss) from continuing operations before income taxes           $(18,534)                $ 4,202
                                                                  ===============   ====================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Sylvan Learning Systems, Inc. ("the Company" or "Sylvan") generates revenues from four business segments: Sylvan Learning Centers, which earns primarily franchise royalties, franchise sales fees and Company-owned Learning Center revenues; Sylvan Education Solutions, which earns revenues from providing supplemental remedial education services to public and non-public schools as well as providing teacher training services; Sylvan English Language Instruction, which earns primarily franchise royalties, company-owned center revenue and franchise sales fees; and Sylvan International Universities, which earns tuition and dormitory fees paid by the students of Universidad Europea de Madrid CEES ("UEM"), Swiss Hotel Association Hotel Management School Les Roches ("Les Roches"), Universidad del Valle de Mexico ("UVM") and Universidad de Las Americas ("UDLA"). A fifth segment, Sylvan Ventures, invests in and develops companies to bring technology solutions to the education and training marketplace. Sylvan Ventures has not generated revenues since its inception in 2000, but costs have been incurred to oversee and develop the investments.

The following table sets forth the percentage relationships of operating revenues and direct costs for each division, as well as certain income statement line items expressed as a percentage of total revenues for the periods indicated:

                                                                                 THREE MONTHS ENDED MARCH, 31
                                                                                  2001                  2000
                                                                             ---------------       ---------------
Revenues:
   Sylvan Learn ing Centers                                                             23%                   30%
   Sylvan Education Solutions                                                           22%                   34%
   Sylvan English Language Instruction                                                  11%                   17%
   Sylvan International Universities                                                    44%                   19%
                                                                             ---------------       ---------------
      Total revenues                                                                   100%                  100%
Direct costs:
   Sylvan Learning Centers                                                              18%                   23%
   Sylvan Education Solutions                                                           21%                   32%
   Sylvan English Language Instruction                                                  10%                   14%
   Sylvan International Universities                                                    40%                   16%
                                                                             ---------------       ---------------
      Total direct costs                                                                89%                   85%
General and administrative expenses                                                      5%                    6%
Sylvan Ventures operating costs                                                          5%                    2%
                                                                             ---------------       ---------------
Operating income                                                                         1%                    7%
Non-operating expense (including equity in net loss of Ventures affiliates)             16%                    1%
                                                                             ----------------      ---------------
Income (loss) from continuing operations                                               (15%)                   6%

Income tax benefit (expense)                                                             5%                   (1%)
                                                                             ---------------       ---------------
Income (loss) from continuing operations                                               (10%)                   5%
                                                                             ================      ===============


RESULTS OF OPERATIONS

Sylvan is a leading international provider of educational services to families and schools. The Company provides lifelong educational services through five separate business segments. The Sylvan Learning Centers segment designs and delivers individualized tutorial programs to school age children through franchised and Company-owned Learning Centers. This segment also includes the operations of Schulerhilfe, a major provider of tutoring services in Germany. The Sylvan Education Solutions segment principally provides educational programs to students of public and non-public school districts through contracts funded by Title 1 and state-based programs. This segment also provides professional development and graduate degree programs to teachers through the Canter Group. The Sylvan English Language Instruction segment consists of the operations of Wall Street Institute, Kft., ("WSI"), a European-based franchiser and operator of learning centers that teach the English language to professionals. Sylvan International Universities segment owns or maintains controlling interests in four private, for-profit universities located in Spain, Switzerland, Mexico and Chile. The Company's newest segment, Sylvan Ventures, invests in and develops companies that are creating emerging technology solutions for the education marketplace.

Consistent with the stated goal of focusing resources and management's efforts on the core business of educational services, and in order to fund expansion of technology applications in educational and training services, the Company consummated the sale of Prometric, a computer-based testing business and Aspect Language Schools, B.V. ("Aspect"), an English Language immersion business in 2000. Unless specifically noted, all discussion of financial results excludes the results Prometric and Aspect except as disclosed as discontinued operations.

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2001 TO RESULTS FROM THE THREE MONTHS ENDED MARCH 31, 2000.

REVENUES. Total revenues from continuing operations increased by $44.9 million, or 59%, to $120.4 million in 2001 from $75.5 million in 2000. Included in the total revenues from continuing operations in 2001 were $36.7 million of revenues from Les Roches, UVM and UDLA, which were acquired in the third and fourth quarters of 2000. Total revenues from continuing operations increased 11%, excluding the increase due to the Les Roches, UVM and UDLA acquisitions.

         SYLVAN LEARNING CENTERS revenue increased by $5.2 million, or 23%, to $27.8 million for the quarter ended March 31, 2001, compared to $22.7 million in the same period in 2000. Revenues from Company-owned learning centers increased $1.7 million, or 15%, to $12.8 million during the first quarter of 2001. Same center revenues increased 7%, or $0.8 million, with the remaining revenue increase of $0.9 million generated from five Company-owned centers acquired from franchise owners and a net of one new center opened during the past year. In May of 2000, the Company acquired Ivy West, an SAT preparation company based in California. The acquisition of Ivy West resulted in additional revenue of $1.9 million for the three months ended March 31, 2001. Franchise sales increased by $0.3 million primarily due to increased territory sales in the U.S. and Canada. Franchise royalties increased by $0.9 million, or 17%, in the first quarter of 2001 as a result of a net increase of forty-nine new Learning Centers opened after March 31, 2000, and a 12% increase in same center revenue. International revenues, primarily Schulerhilfe, remained constant at $4.0 million in the first quarter of 2001 and 2000. Operating revenue for Sylvan Learning Centers represents 23% of total revenues from continuing operations of the Company for the three month period ended March 31, 2001.

         SYLVAN EDUCATION SOLUTIONS revenue increased by $0.8 million, or 3%, to $26.8 million for the quarter ended March 31, 2001, compared to the same period in 2000. Career Starters (formerly known as "Sylvan At Work") revenue increased $1.0 million over the same period in 2000 as a result of new contracts signed since March 31, 2000. Canter revenue decreased $0.2 million to $5.2 million for the quarter ended March 31, 2001 from $5.4 million in the same period in 2000, primarily as a result of timing differences of shipments of materials to students between periods. Operating revenue for Sylvan Education Solutions represents 22% of total revenues from continuing operations of the Company for the three month period ended March 31, 2001.

       SYLVAN ENGLISH LANGUAGE INSTRUCTION revenue increased $0.6 million, or 5%, to $13.0 million for the quarter ended March 31, 2001, compared to the same period in 2000. This increase was almost entirely the result of increased tuition revenues from Company-owned centers along with improved sales volumes in existing franchised centers. Operating revenue for Sylvan English Language Instruction segment represents

11% of total revenues from continuing operations of the Company for the three month period ended March 21, 2001.

         SYLVAN INTERNATIONAL UNIVERSITIES revenue for the first quarter of 2001 increased $38.3 million, or 264%, to $52.8 million, compared to the same period in 2000. International Universities revenue increased $36.7 million due to the acquisitions of controlling interests of Les Roches, UVM and UDLA, which occurred in the third and fourth quarters of 2000 and are, therefore, not included in revenue for the quarter ended March 31, 2000. Seasonality of university semesters significantly impacts these operating revenues as evidenced by the semester break at UDLA in the first quarter which results in limited class schedules for the summer break during the first two months of the first quarter. Operating revenue for Sylvan International Universities represents 44% of total revenues from continuing operations of the Company for the three month period ended March 31, 2001.

DIRECT COSTS. Total direct costs of revenues excluding Sylvan Ventures increased 68% to $108.1 million in 2001 from $64.4 million in 2000. Included in direct costs in the first quarter of 2001 were $33.9 million of costs of Les Roches, UVM and UDLA, which were acquired in the third and fourth quarters of 2000. Total direct costs increased $9.7 million, or 15%, excluding the costs related to Les Roches, UVM and UDLA. Direct costs as a percentage of total revenues increased to 90% in 2001 from 85% in 2000. This increase in direct costs as a percentage of revenues is primarily due to the expenses related to the expansion of the International Universities and the impact of seasonality in acquired universities.

         SYLVAN LEARNING CENTERS expenses increased $4.5 million to $22.2 million, or 80% of Learning Centers revenue for 2001, compared to $17.7 million, or 78% of Learning Centers revenue for the same period in 2000. Approximately $1.7 million of the increase in the first quarter of 2001 relates to expenses incurred in Company-owned learning centers due to the acquisition of franchised learning centers and variable costs associated with higher revenues at existing Company-owned centers. The acquisition of Ivy West resulted in $1.6 million of increased cost during the three months ended March 31, 2001. The remaining cost increase for the quarter relates to additional franchise support costs. Despite this increase, franchise support costs actually decreased as a percentage of franchise royalty revenue to 55% compared to 58% for the first quarter of 2000.

         SYLVAN EDUCATION SOLUTIONS expenses increased by $1.0 million to $25.1 million, or 94% of Sylvan Education Solutions revenue for the quarter ended March 31, 2001, compared to $24.1 million or 93% of Sylvan Education Solutions revenue for the same period in 2000. The increase in expenses as a percentage of revenue for the quarter ended March 31, 2001 is primarily due to investments made in Canter personnel and technology systems to provide the necessary infrastructure to support Canter's expected future growth.

         SYLVAN ENGLISH LANGUAGE INSTRUCTION expenses increased by $1.4 million to $12.3 million or 95% of Sylvan English Language Instruction revenues for the three month period ended March 31, 2001, compared to $10.9 million or 88% of Sylvan English Language Instruction revenues for the same period in 2000. The increase in expenses as a percentage of revenue for the three months ended March 31, 2001 is primarily the result of increasing overhead costs related to the future internal expansion of the international network of centers.

         SYLVAN INTERNATIONAL UNIVERSITIES expenses increased by $36.7 million to $48.4 million, or 92% of Sylvan International Universities revenue for the three month period ended March 31, 2001, compared to $11.1 million or 81% of Sylvan International Universities revenue for the same period in 2000. This increase is primarily due to the acquisition of controlling interests of Les Roches, UVM and UDLA in the third and fourth quarters of 2000, as well as an increase in headquarter expenses to support the expansion of the university network. Closure of UDLA for the summer break in January and February was the primary reason for the division's decreased operating margins in comparison to the first quarter of 2000.

OTHER EXPENSES. General and administrative expenses increased by $1.2 million during the three month period ended March 31, 2001, compared to the same period in 2000. The increase was primarily due to performance-based bonus recognition and moving costs incurred in 2001. General and administrative expenses decreased to 5% of total revenues for the three month period ended March 31, 2001, compared to 6% of revenues for the same period in 2000.

         Sylvan Ventures operating costs increased by $4.2 million to $5.6 million for the three months ended March 31, 2001, compared to $1.4 million for the same period in 2000. eSylvan, a subsidiary of Sylvan Ventures, incurred $3.6 million of expenses related to the development of its Internet-based tutoring operations. Sylvan Ventures incurred management expenses of $2.0 million in connection with research, evaluation and management of its portfolio companies.

         Sylvan Ventures equity in net losses of affiliates increased by $19.5 million to $19.8 million for the first quarter of 2001, compared to $0.3 million for the same period in 2000. These losses relate to Sylvan Ventures' share of operating losses generated by the early stage enterprises in the investment portfolio and the amortization of the difference between the initial carrying amount of equity method investments and the underlying equity in net assets of these investments at the time of purchase. Sylvan Ventures investment losses of $0.4 million consisted of impairment charges related to portfolio investments. Minority interests' share of Sylvan Ventures losses totaled $1.3 million for the first quarter of 2001.

         Other non-operating items remained constant at $0.4 million for the quarter ended March 31, 2001, compared to the same period in 2000. The increase in interest and other income and decrease in equity in net loss of other affiliates of $0.4 million and $0.5 million, respectively, were partially offset by an increase in other minority interest of $0.7 million.

         The Company's effective tax rate from continuing operations was 37.5% for the three month period ended March 31, 2001. The reported effective income tax rate from continuing operations differs from the U.S. federal statutory tax rate due to the impact of state income taxes, minority interests, foreign income taxed at lower rates and the inability to utilize tax benefits from certain investment losses of Sylvan Ventures. The Company anticipates that its effective income tax rate from continuing operations for the year ending December 31, 2001 will be 37.5%.

         The Company's effective tax rate from continuing operations in 2000 was signifcantly affected by the inability to utilize tax benefits from certain investment losses of Sylvan Ventures, the impact of minority interests and timing of recognition of corporate level tax benefits from subsidiary losses. Because of these factors, the 2000 effective tax rate varied substantially from the statutory rate.

INCOME (LOSS) FROM CONTINUING OPERATIONS. Income from continuing operations decreased by $15.0 million, to a loss of $11.6 million for the three months ended March 31, 2001. The decrease is primarily the result of additional Sylvan Ventures related costs and investment losses totaling $14.5 million in the quarter ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         Cash used by operations was $76.2 million for the three month period ended March 31, 2001, a decrease of $92.3 million as compared to the three months ended March 31, 2000. The reported net loss of $11.6 million was offset by significant non-cash items such as depreciation and amortization charges of $9.3 million and equity in net loss of affiliates, primarily due to Sylvan Ventures, of $19.9 million. Working capital related decreases in liquidity of $95.0 million consisted primarily of income tax payments of $95.0 million, primarily resulting from the sale of Prometric in the first quarter of 2000, which were not payable until 2001.

         Cash provided by investing activities was $13.4 million in the three month period ended March 31, 2001 compared to cash provided by investing activities of $659.3 million in 2000. The 2001 investment activity was primarily the result of proceeds from the net sale of available-for-sale securities ($79.6 million) partially offset by increases in investments in and advances to affiliates primarily related to Sylvan Ventures ($32.2 million), purchases of property and equipment ($13.3 million) and the payment of contingent consideration for a prior acquisition ($13.1 million). The significant investing proceeds received in 2000 related primarily to the sale of the Prometric division ($712.2 million). At March 31, 2001, the Company has accrued obligations payable in cash of $27.1 million related to contingent consideration for certain prior acquisitions. The amounts are expected to be paid later in 2001.

         Cash provided by financing activities was $13.8 million in the three month period ended March 31, 2001 compared to cash used by financing activities of $136.7 million in 2000. The 2001 financing activity related primarily to cash received from the minority interest members of Sylvan Ventures ($16.1 million) and proceeds from the exercise of options ($3.8 million) partially offset by net payments of long-term debt ($6.7 million). Cash used by financing activities of $136.7 million in 2000 related primarily to the repayment of the Company's borrowings under its revolving credit facility ($127.6 million) and the repurchase of shares of its common stock ($9.9 million).

         The Company anticipates that cash flow from operations, available cash and existing credit facilities, will be sufficient to meet its operating requirements, including the expansion of its existing business, fund International University acquisitions, pay contingent consideration and fund Sylvan Ventures investments and operating costs. Sylvan Ventures has outstanding commitments to provide certain additional funding totaling $21.2 million to certain portfolio companies. The Company continues to examine opportunities in the educational services industry for potential synergistic acquisitions.

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

CONTINGENT MATTERS

         In connection with the Company's acquisition of Les Roches, variable amounts of contingent consideration are payable to the seller if specified levels of earnings are achieved in 2001 and 2002. The Company will record the contingent consideration when the contingencies are resolved and the additional consideration is payable.

         In connection with the Company's acquisition of UDLA, variable amounts of contingent consideration are payable to the seller in 2006 and 2007 if specified levels of earnings are achieved in 2004, 2005 and 2006. The Company will record the contingent consideration when the contingencies are resolved and the additional consideration is payable.

         The Company has entered into agreements with certain franchisees of Sylvan Learning Centers and Wall Street Institute that allow the franchisees to require that the Company purchase the centers back at a predetermined multiple of operating results if specified operating results thresholds are achieved. When the

Company can assess the likelihood of a put being exercised and the amount of the related commitment to purchase the center, such obligation is disclosed.

EFFECTS OF INFLATION

         Inflation has not had a material effect on Sylvan's revenues and income from continuing operations in the past three years. Inflation is not expected to have a material effect in the foreseeable future.

SEASONALITY IN RESULTS OF OPERATIONS

         The Company experiences seasonality in results of operations primarily as a result of changes in the level of student enrollments and the timing of semester cycles, particularly in the International Universities segment. Timing of semester breaks at the International Universities results in the most favorable operating performance being achieved in the second and fourth quarters of the year. Other factors that impact the seasonality of operating results include: timing of contracts funded under Title I, timing of franchise license fees and the timing of Sylvan Ventures' development costs. Revenues and profits in any period will not necessarily be indicative of results in subsequent periods.

ALL STATEMENTS CONTAINED HEREIN THAT ARE NOT HISTORICAL FACTS, INCLUDING BUT NOT LIMITED TO, STATEMENTS REGARDING THE COMPANY'S CONTINGENT PAYMENT OBLIGATIONS RELATING TO ACQUISITIONS, FUTURE CAPITAL REQUIREMENTS, POTENTIAL ACQUISITIONS, AND THE COMPANY'S FUTURE DEVELOPMENT PLANS ARE BASED ON CURRENT EXPECTATIONS. THESE STATEMENTS ARE FORWARD LOOKING IN NATURE AND INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. POLITICAL, ECONOMIC, CURRENCY, TAX, REGULATORY, TECHNOLOGICAL, COMPETITIVE AND OTHER FACTORS DESCRIBED IN THE COMPANY'S REPORTS FILED FROM TIME TO TIME WITH THE COMMISSION COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FORM THOSE ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS. THE COMPANY CAUTIONS READERS NOT TO PLACE UNDUE RELIANCE ON ANY SUCH FORWARD LOOKING STATEMENTS, WHICH STATEMENTS ARE MADE PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND, AS SUCH, SPEAK ONLY AS OF THE DATE MADE.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

         Market risk is the risk of loss to future earnings, to fair values or to future cash flows that may result from the changes in the price of financial instruments. The Company is exposed to financial market risks, including changes in foreign currency exchange rates, interest rates and investment values. The Company occasionally uses derivative financial instruments to protect against adverse currency movements related to significant foreign acquisitions. Exposure to market risks related to operating activities is managed through the Company's regular operating and financing activities.

FOREIGN CURRENCY RISK

         The Company derives approximately 58% of its revenues from continuing operations from customers outside the United States. This business is transacted through a network of international subsidiaries, generally in the local currency that is considered the functional currency of that foreign subsidiary. Expenses are also incurred in the foreign currencies to match revenues earned and minimize the Company's exchange rate exposure to operating margins. A hypothetical 10% adverse change in average annual foreign currency exchange rates would reduce net income and cash flows for the quarter ended March 31, 2001 by $0.8 million. The Company generally views its investment in the majority of its foreign subsidiaries as long-term. The effects of a change in foreign currency exchange rates on the Company's net investment in foreign subsidiaries are reflected in other comprehensive income. A 10% depreciation in functional currencies relative to the U.S. dollar would result in a decrease in consolidated stockholders' equity at March 31, 2001 of approximately $15.5 million.

INTEREST RATE RISK

         The Company holds its cash and cash equivalents in high quality short-term fixed income securities. Consequently, the fair value of the Company's cash and cash equivalents would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due to the short-term nature of the Company's portfolio. The Company's long-term revolving credit facility bears interest at variable rates, and the fair value of this instrument is not significantly affected by changes in market interest rates. The Company's convertible debentures bear interest at 5%, which presently approximates the market rate and therefore the fair value approximates the recorded value of this liability. A 100 basis point decrease in interest rates would impact net interest income and interest expense by reducing pretax income for the quarter ended March 31, 2001 by $0.4 million.

INVESTMENT RISK

         The Company's investment portfolio contains debt securities that mature within one year. A hypothetical 10% adverse change in the fair value of the debt securities would not materially adversely effect earnings or cash flows because of the Company's ability to hold the debt securities until maturity.

         In addition to the debt securities, the Company also has an investment portfolio that consists of direct investment positions in education technology companies through Sylvan Ventures as well as short-term investments in available-for-sale debt and equity securities. The Company's investment portfolio is exposed to risks arising from changes in these investment values.

         The Company's investment portfolio includes a number of holdings of non-publicly traded companies in the educational services industry. The Company accounts for these investments using either the cost method (cost less impairment, if any) or the equity method of accounting. Equity method investments are specifically excluded from the scope of this disclosure. Non-public investments where the Company owns less than a 20% interest are subject to fluctuations in market value, but their current illiquidity reduces the exposure to pure market risk while resulting in risk that the Company may not be able to liquidate these investments in a timely manner.

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

         All the potential impacts noted above are based on sensitivity analysis performed on the Company's financial position at March 31, 2001. Actual results may differ materially.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     None.

(b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the three month period ended March 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.


                           Sylvan Learning Systems, Inc.


Date:  May 11, 2001        /s/ Sean Creamer
                           ------------------------------------------
                           Sean Creamer, Vice President Corporate Finance