Form 10-Q
period 2001-06-30
SYLVAN LEARNING SYSTEMS INC
filed 2001-08-10
CIK 912766

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


/X/ Quarterly Report pursuant to Section 13 or 15(d) of the Securities and
    Exchange Act of 1934 for the quarter ended JUNE 30, 2001 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from __________ to __________.

                         COMMISSION FILE NUMBER 0-22844
                                                -------

                          SYLVAN LEARNING SYSTEMS, INC.
                          -----------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                        MARYLAND                                     52-1492296
              -------------------------------                    -------------------
              (STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
              INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)


              1001 FLEET STREET, BALTIMORE, MARYLAND                    21202
              --------------------------------------                    -----
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (410)843-8000
                                                            -------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/. No / /.

The registrant had 38,525,286 shares of Common Stock outstanding as of August 6, 2001.

                          SYLVAN LEARNING SYSTEMS, INC.


                                      INDEX

                                                                               PAGE NO.
                                                                               --------
PART I. - FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                  Consolidated Balance Sheets - June 30, 2001 and
                       December 31, 2000....................................        3

                  Consolidated Statements of Operations - Three months ended
                       June 30, 2001 and June 30, 2000......................        5

                  Consolidated Statements of Operations - Six months ended
                       June 30, 2001 and June 30, 2000......................        6

                  Consolidated Statements of Cash Flows - Six months ended June
                      30, 2001 and June 30, 20007...........................        7

                  Notes to Consolidated Financial Statements - June 30, 2001        8

         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.....................       17

         Item 3.  Quantitative and Qualitative Disclosure of Market Risk....       26

PART II. - OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders.......       28

         Item 6.  Exhibits and Reports on Form 8-K..........................       29

         SIGNATURES.........................................................       29

                 SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
         (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                JUNE 30,            DECEMBER 31,
                                                                                  2001                  2000
                                                                             ---------------        -------------
                                                                             (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                        $ 92,251             $ 116,490
  Available-for-sale securities                                                      89,419               202,077

  Receivables:
    Accounts receivable                                                              60,255                68,468
    Costs and estimated earnings in excess of billings on
      uncompleted contracts                                                               -                 2,613
    Notes receivable from tuition financing                                           9,127                 7,489
    Other notes receivable                                                           10,953                13,317
    Other receivables                                                                13,339                15,549
                                                                           -----------------   -------------------
                                                                                     93,674               107,436
      Allowance for doubtful accounts                                               ( 7,542)               (5,554)
                                                                           -----------------   -------------------
                                                                                     86,132               101,882
  Inventory                                                                           6,691                 5,832
  Deferred income taxes                                                               4,083                 3,936
  Prepaid expenses and other current assets                                          21,020                20,955
                                                                           -----------------   -------------------
Total current assets                                                                299,596               451,172

Notes receivable from tuition financing, less current portion                        10,458                 8,313
Other notes receivable, less current portion                                          4,792                 2,378

Property and equipment:
  Land and buildings                                                                 91,577                94,151
  Furniture, computer equipment and software                                        106,668                94,249
  Leasehold improvements                                                             30,850                22,407
                                                                           -----------------   -------------------
                                                                                    229,095               210,807
  Accumulated depreciation                                                          (50,438)              (38,965)
                                                                           -----------------   -------------------
                                                                                    178,657               171,842
Intangible assets:
  Goodwill                                                                          293,888               296,422
  Other                                                                               4,753                 2,611
                                                                           -----------------   -------------------
                                                                                    298,641               299,033
  Accumulated amortization                                                          (26,386)              (21,078)
                                                                           -----------------   -------------------
                                                                                    272,255               277,955

Investments in and advances to affiliates                                            64,664                57,999
Other investments                                                                    25,601                25,935
Deferred costs, net of accumulated amortization of $2,510
  and $1,969 at June 30, 2001 and December 31, 2000, respectively                     7,970                 7,200
Other assets                                                                         15,989                14,169
                                                                           -----------------   -------------------
Total assets                                                                       $879,982            $1,016,963
                                                                           =================   ===================

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                 SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
         (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          JUNE 30,             DECEMBER 31,
                                                                            2001                   2000
                                                                      ------------------     ------------------
                                                                         (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
  Accounts payable                                                             $ 17,127               $ 20,108
  Accrued expenses                                                               56,151                 40,452
  Income taxes payable                                                            3,151                119,511
  Current portion of long-term debt                                              13,271                 20,292
  Due to shareholders of acquired companies                                      16,511                 40,195
  Deferred revenue                                                               37,785                 42,483
  Other current liabilities                                                      14,406                 10,673
                                                                      ------------------     ------------------
Total current liabilities                                                       158,402                293,714

Long-term debt, less current portion                                            127,368                128,575
Deferred income taxes                                                             3,112                  4,824
Other long-term liabilities                                                       9,971                  3,707
                                                                      ------------------     ------------------
Total liabilities                                                               298,853                430,820

Minority interest                                                                56,795                 32,880

Stockholders' equity:
  Preferred stock, par value $0.01 per share - - authorized 10,000 shares, no shares issued and outstanding as of
    June 30, 2001 and December 31, 2000                                               -                      -
  Common stock, par value $0.01 per share - - authorized
    90,000 shares, issued and outstanding shares of 38,060
    as of June 30, 2001 and 37,278 as of December 31, 2000                          381                    373
  Additional paid-in capital                                                    216,349                205,343
  Retained earnings                                                             335,214                360,232
  Accumulated other comprehensive loss                                          (27,610)               (12,685)
                                                                      ------------------     ------------------
Total stockholders' equity                                                      524,334                553,263
                                                                      ------------------     ------------------
Total liabilities and stockholders' equity                                     $879,982             $1,016,963
                                                                      ==================     ==================

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                 SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                            THREE MONTHS ENDED JUNE 30,
                                                                           2001                    2000
                                                                                                (Restated)
                                                                    -------------------------------------------
                                                                                    (Unaudited)
REVENUES                                                                       $130,395                $82,226

COST AND EXPENSES
Direct costs                                                                    106,334                 69,395
Sylvan Ventures operating costs                                                   6,890                  3,207
General and administrative expenses                                               5,901                  4,566
                                                                        ----------------        ---------------
Total expenses                                                                  119,125                 77,168
                                                                        ----------------        ---------------

Operating income                                                                 11,270                  5,058

OTHER INCOME (EXPENSE)
Investment and other income                                                       1,737                  6,825
Interest expense                                                                 (2,434)                  (752)
Sylvan Ventures investment losses                                                  (238)                     -
Loss on investment                                                              (14,231)                     -
Equity in net loss of affiliates:
   Sylvan Ventures                                                              (15,588)                  (829)
   Other                                                                           (137)                  (282)
                                                                        ----------------        ---------------
                                                                                (15,725)                (1,111)
Minority interest in consolidated subsidiaries:
   Sylvan Ventures                                                                1,805                      -
   Other                                                                         (2,600)                  (315)
                                                                        ----------------        ---------------
                                                                                   (795)                  (315)
                                                                        ----------------        ---------------
Income (loss) from continuing operations before income taxes                    (20,416)                 9,705

Income tax benefit (expense)                                                      6,982                 (3,080)
                                                                        ----------------        ---------------
Income (loss) from continuing operations                                        (13,434)                 6,625


Loss from discontinued operations, net of income tax expense
  of $0 in 2000                                                                       -                 (1,956)
                                                                        ----------------        ---------------
Net income (loss)                                                            $  (13,434)                $4,669
                                                                        ================        ===============
Earnings (loss) per common share, basic:
  Income (loss) from continuing operations                                       $(0.35)                 $0.15
  Net income (loss)                                                              $(0.35)                 $0.10

Earnings (loss) per common share, diluted:
  Income (loss) from continuing operations                                       $(0.35)                 $0.14
  Net income (loss)                                                              $(0.35)                 $0.10

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                 SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                             SIX MONTHS ENDED JUNE 30,
                                                                           2001                    2000
                                                                                                (Restated)
                                                                    -------------------------------------------
                                                                                    (Unaudited)
REVENUES                                                                       $250,841               $157,766

COST AND EXPENSES
Direct costs                                                                    214,408                133,823
Sylvan Ventures operating costs                                                  12,467                  4,589
General and administrative expenses                                              11,887                  9,367
                                                                          --------------          -------------
Total expenses                                                                  238,762                147,779
                                                                          --------------          -------------
Operating income                                                                 12,079                  9,987

OTHER INCOME (EXPENSE)
Investment and other income                                                       5,064                  9,644
Interest expense                                                                 (4,663)                (2,670)
Sylvan Ventures investment losses                                                  (638)                     -
Loss on investment                                                              (14,231)                     -
Equity in net loss of affiliates:
   Sylvan Ventures                                                              (35,374)                (1,109)
   Other                                                                           (263)                  (878)
                                                                          --------------          -------------
                                                                                (35,637)                (1,987)
Minority interest in consolidated subsidiaries:
   Sylvan Ventures                                                                3,096                      -
   Other                                                                         (4,020)                (1,067)
                                                                          --------------          -------------
                                                                                   (924)                (1,067)
                                                                          --------------          -------------
Income (loss) from continuing operations before income taxes                    (38,950)                13,907

Income tax benefit (expense)                                                     13,932                 (3,873)
                                                                          --------------          -------------
Income (loss) from continuing operations                                        (25,018)                10,034

Loss from discontinued operations, net of income tax expense                          -                 (5,824)
  of  $163 in 2000
Gain on disposal of discontinued operations, net of income tax
  expense of $136,762 in 2000                                                         -                288,454
                                                                          --------------          -------------
Net income (loss)                                                              $(25,018)              $292,664
                                                                          ==============          =============

Earnings (loss) per common share, basic:
  Income (loss) from continuing operations                                       $(0.66)                 $0.21
   Net income (loss)                                                             $(0.66)                 $6.10

Earnings (loss) per common share, diluted:
  Income (loss) from continuing operations                                       $(0.66)                 $0.21
   Net income (loss)                                                             $(0.66)                 $6.01

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                 SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                               SIX MONTHS ENDED JUNE 30,
                                                                              2001                   2000
                                                                       ------------------------------------------
                                                                                      (Unaudited)
OPERATING ACTIVITIES
Net income (loss)                                                               $  (25,018)            $ 292,664

  Adjustments to reconcile net income (loss) to net cash used in operating activities:
      Depreciation                                                                  12,081                10,106
      Amortization                                                                   6,395                 6,489
      Gain on disposal of discontinued operations                                        -              (288,454)
      Deferred income taxes                                                           (190)                  370
      Loss on investments                                                           14,869                     -
      Equity in net loss of affiliates                                              35,637                 2,475
      Minority interest in income of consolidated subsidiary                           924                 1,067
      Other non-cash items                                                             835                   196
      Changes in operating assets and liabilities:
        Receivables                                                                 13,526               (10,408)
        Tuition loans, net                                                          (3,784)               (2,679)
        Inventory, prepaid and other current assets                                 (2,165)                2,637
        Payables and accrued expenses                                                  167               (16,241)
        Income taxes payable                                                      (112,440)               16,273
        Deferred revenue and other current liabilities                              (8,878)              (23,020)
                                                                              ------------            -----------
Net cash used in operating activities                                              (68,041)               (8,525)
                                                                              ------------            -----------

INVESTING ACTIVITIES
Purchase of available-for-sale securities                                         (108,045)              (58,006)
Proceeds from sale or maturity of available-for-sale securities                    219,759                 1,272
Investment in and advances to affiliates and other investments                     (36,576)              (20,942)
Purchase of property and equipment                                                 (28,292)              (13,706)
Proceeds from sale of Prometric, net of closing costs                                    -               710,312
Cash paid for acquired businesses, net of cash received                             (3,005)              (22,164)
Payment of contingent consideration for prior period acquisitions                  (25,145)              (19,323)
Expenditures for deferred costs                                                     (2,085)               (2,393)
Increase in other assets                                                              (730)               (1,369)
                                                                              ------------            -----------
Net cash provided by investing activities                                           15,881               573,681
                                                                              ------------            -----------

FINANCING ACTIVITIES
Proceeds from exercise of options and warrants                                       6,958                   263
Proceeds from issuance of common stock                                                   -                   723
Repurchases of common stock                                                              -              (139,957)
Proceeds from issuance of debt                                                       9,600               130,752
Payments on debt                                                                    (9,412)             (161,555)
Cash received from minority members of Sylvan Ventures                              21,899                 9,302
Decrease in other long-term liabilities                                                699                     -
                                                                              ------------            -----------
Net cash provided by (used in) financing activities                                 29,744              (160,472)
                                                                              ------------            -----------
Effect of subsidiary year-end change on cash and cash                                    -                (2,565)
  equivalents
Effect of exchange rate changes on cash                                             (1,823)               (1,288)
                                                                              ------------            -----------
Net increase (decrease) in cash and cash equivalents                               (24,239)              400,831
Cash and cash equivalents at beginning of period                                   116,490                20,410
                                                                              ------------            -----------
Cash and cash equivalents at end of period                                       $  92,251             $ 421,241
                                                                              ============            ===========


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
(DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

JUNE 30, 2001

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The traditional semester programs in the education industry, with a summer break, result in unusually large seasonality in the operating results of Sylvan Learning Systems, Inc. ("the Company"). The consolidated balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

Certain amounts previously reported for 2000 have been reclassified to conform with the 2001 presentation. The accompanying consolidated statements of operations have been restated to reflect the discontinued operations discussed in Note 3.

NOTE 2 - NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which was adopted effective January 1, 2001. Because of the Company's minimal use of derivatives, the adoption of the new standard did not have any effect on the Company's consolidated financial position and results of operations.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, BUSINESS COMBINATIONS, and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Under Statement No. 141, the pooling-of-interests method of accounting has been eliminated for all business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. Statement No. 141 also includes new criteria to recognize intangible assets separately from goodwill, and is effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. Under Statement No. 142, goodwill will no longer be amortized but will be subject to annual impairment tests for fiscal years beginning after December 15, 2001. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. The Company will perform the first of the required impairment tests of goodwill as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company. The Company has estimated that the impact of the non-amortization provisions of the Statements will be a decrease in amortization expense of approximately $21,200 in 2002 including approximately $8,700 related to the amortization of Sylvan Ventures equity method investments.

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

Summarized operating information of the Company's discontinued operations, including both Prometric and Aspect for the period owned in 2000, was as follows:

                                            Three months ended        Six months ended
                                               June 30, 2000           June 30, 2000
                                            ------------------       ------------------
Revenues                                             $10,263                 $57,918
                                              -----------------       -----------------
Loss before income taxes                             (1,956)                 (5,661)
Income tax expense                                         -                   (163)
                                              -----------------       -----------------
Net loss                                            $(1,956)               $ (5,824)
                                              =================       =================


Included in loss from discontinued operations for the three and six month periods ended June 30, 2000 is an allocation of corporate interest expense of $45 and $723, respectively, based upon a percentage of the net equity investment in discontinued operations to the net equity of the Company including the discontinued operations.

NOTE 4 - INVESTMENTS

FORMATION OF SYLVAN VENTURES

The Sylvan Ventures segment was established during the first quarter of 2000 to invest in and develop companies with emerging technology solutions for the education and training marketplace ("portfolio companies"). On June 30, 2000, affiliates of Apollo Management L.P. ("Apollo") and certain members of Sylvan's management ("management investors") joined the Company to form Sylvan Ventures, LLC, with total committed funds of $400,000. Of the $400,000 commitment, the Company has committed $285,000, including investments in portfolio companies valued at $65,000; Apollo has committed $100,000; and the management investors have committed $15,000.

Upon formation, Sylvan Ventures issued common membership interests to Sylvan and the management investors and preferred membership interests to Apollo. Additionally, Sylvan Ventures authorized the granting of plan membership profit interests to members of management that entitle the recipients to receive an aggregate allocation of up to 20% of any cumulative net profits. As of June 30, 2001, plan membership profit interests have been granted to management for an aggregate allocation of approximately 15% of the cumulative net profits upon the occurrence of any profits interest event.

In 2000, the membership agreement provided for the allocation of net losses to the common and preferred members on a pro rata basis, subject to certain limitations. Beginning January 1, 2001, net losses are being allocated on a pro rata basis only to the common membership interest holders until their capital account balances have been reduced to zero, at which time any losses will be allocated to Apollo until its capital account balance has been reduced to zero. Thereafter, any losses will be allocated on a pro rata basis to all membership interest holders. Any profits earned after January 1, 2001 will first be allocated to Apollo until it has recovered its 2000 allocated losses and then to the common membership interest holders to recover previously allocated losses. After all previously allocated losses have been recovered through profit allocations, any additional net profits will be allocated on a pro rata basis to all interest holders, including the plan membership profit interest holders. The preferred members also maintain a preferred position relating to cash distribution provisions of the membership agreement.

CONSOLIDATED INVESTMENTS

eSylvan, Inc. ("eSylvan") is a start-up organization formed to distribute the Company's learning center tutoring product to students at home via computer. Sylvan Ventures owns 85% of the common stock of eSylvan. eSylvan had not generated significant revenue through June 30, 2001, and its operating expenses have been included in the 2001 and 2000 consolidated statement of operations as a component of Sylvan Ventures' operating costs. Sylvan Ventures has committed additional funding of $6,666 as of June 30, 2001 for eSylvan development and operating costs in 2001. During 2001, eSylvan issued common stock representing a 15% ownership interest to franchisees of Sylvan Learning Centers to more fully leverage the relationship between center-based and online tutoring.

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

Investments in and advances to affiliates consist principally of investments in common stock and preferred stock, as follows as of June 30, 2001 and December 31, 2000, respectively:

                                              JUNE 30,           OWNERSHIP        DECEMBER 31, 2000          OWNERSHIP
                                                2001              INTEREST                                    INTEREST
                                         ------------------  ------------------  ---------------------   -----------------
Walden E-Learning, Inc.                            $32,415                 41%                $     -                   -
Chancery Software Limited                           11,350                 42%                 14,224                 42%
Classwell Learning Group, Inc.                       8,819                 42%                 13,045                 42%
Caliber Learning Network, Inc.                           -                 35%                 15,123                 34%
HigherMarkets, Inc.                                  3,029                 31%                  6,694                 31%
iLearning, Inc.                                      3,358                 27%                  5,568                 29%
Mindsurf, Inc.                                         455                 47%                  1,109                 47%
EdVerify, Inc.                                       2,382                 33%                      -                   -
Other                                                2,856                   -                  2,236                   -
                                         ------------------                      ---------------------
Total                                              $64,664                                    $57,999
                                         ==================                      =====================


The Company's equity in net losses related to the investments in affiliates for the three month and six month periods ended June 30, 2001 was $15,725 and $35,637, respectively. At June 30, 2001, the difference between the carrying amount of equity method investments and the amount of underlying equity in net assets of these investments was $35,284. This amount is being amortized for each investment primarily over a three-year period as a component of the Company's allocable share of income or loss. For the three month and six month periods ended June 30, 2001, equity in net loss of affiliates includes amortization of $2,174 and $4,979, respectively. Under the provisions of Statement No. 142 (see
Note 2), this goodwill related to equity method investments will no longer be amortized, effective January 1, 2002.

Sylvan Ventures has committed additional funding of $13,300 to Mindsurf, Inc. ("Mindsurf") if specified performance targets are achieved.

The tables below include summarized financial data and results of operations of those affiliates in which Sylvan Ventures had an equity method investment.

                                                           JUNE 30,                   DECEMBER 31,
                                                             2001                        2000
                                                    --------------------        --------------------
Current assets                                                  $45,538                     $44,420
Other assets                                                     74,772                      67,191
Current liabilities                                              45,166                      37,902
Long-term and other liabilities                                  24,700                       7,149
Redeemable convertible preferred stock                           88,232                      77,643


                          THREE MONTHS ENDED JUNE 30,                    SIX MONTHS ENDED JUNE 30,
                     ---------------------------------------     -------------------------------------------
                             2001                 2000                   2001                    2000
                       -----------------    -----------------      ------------------     -------------------
Net sales                     $ 16,022              $ 6,079                $ 26,645                $ 11,150
Gross profit                    11,725                4,458                  18,478                   7,439
Net loss                       (31,423)              (6,845)                (60,502)                (14,143)

LOSS ON INVESTMENT

The loss on investment was prompted by the Caliber Learning Network, Inc. ("Caliber") filing for Chapter 11 bankruptcy protection on June 15, 2001. The Sylvan Ventures investment in Caliber of $2,931 was reduced to $0 upon recording its allocable share of losses related to Caliber prior to the bankruptcy proceedings, which is included in "Equity in net loss of affiliates". Additionally, the Company recorded a loss on investment of $14,231 in the three month period ended June 30, 2001. This charge consists of the reserve for notes receivable and advances to Caliber of $7,497 as well as the accrual of a $6,734 estimated liability relating to the Company's guarantee of certain non-cancelable Caliber lease obligations and other Caliber related liabilities incurred by the Company. Due to the uncertainties surrounding the bankruptcy proceedings and the ultimate settlement of Caliber's lease and other liabilities, it is reasonably possible that the Company's loss estimate may change prior to finalization.

NOTE 5 - DUE TO SHAREHOLDERS OF ACQUIRED COMPANIES

Due to shareholders of acquired companies consists of the following amounts payable in cash:

                                                                                JUNE 30,             DECEMBER 31,
                                                                                  2001                   2000
                                                                          ---------------------   --------------------
Amounts payable to former shareholders of Canter                                       $     -                $13,145
Amounts payable to former shareholders of Les Roches                                       561                      -
Amounts payable to former shareholders of Prometric                                      3,050                  3,050
Amounts payable to former shareholders of WSI franchises                                   900                 12,000
Amounts payable to former shareholders of UDLA                                          12,000                 12,000
                                                                          ---------------------   --------------------
                                                                                       $16,511                $40,195
                                                                          =====================   ====================

NOTE 6 - INCOME TAXES

The tax provisions for the six month periods ended June 30, 2001 and 2000 were based on the estimated effective tax rates applicable for the full years, after giving effect to significant unusual items related specifically to the interim periods. The Company's income tax provisions for all periods consist of federal, state, and foreign income taxes. The Company's overall effective tax rate from continuing operations was 36% for the six months ended June 30, 2001. This rate represents the blended rate computed after taking into account the impact of Sylvan Ventures on the Company's results. Due to the volatility of Sylvan Ventures' income and losses, the Company's overall rate may fluctuate from quarter to quarter. However, on a full year basis, the Company estimates that the effective income tax rate for the continuing operations results of the Company, prior to Sylvan Ventures, and Sylvan Ventures' for the year ended December 31, 2001 will be 34% and 35%, respectively. Fluctuations in the magnitude and timing of the tax impact of Sylvan Ventures' financial results may cause the Company's consolidated effective tax rate to vary substantially from the statutory rate.

The Company's effective tax rate from continuing operations in 2000 was significantly affected by its inability to utilize tax benefits from certain investment losses of Sylvan Ventures, the impact of minority interests and the timing of recognition of corporate level tax benefits from subsidiary losses. Because of these factors, the 2000 effective tax rate varied substantially from the statutory rate.

At June 30, 2001, undistributed earnings from continuing operations of non-U.S. subsidiaries totaled $77,100. Deferred tax liabilities have not been recognized for these undistributed earnings because it is management's intention to reinvest such undistributed earnings outside of the U.S. If all undistributed earnings were remitted to the U.S., the amount of incremental U.S. federal income taxes, net of foreign tax credits, would be approximately $21,900.

NOTE 7 - STOCKHOLDERS' EQUITY

The components of stockholders' equity are as follows:

                                                      ADDITIONAL         RETAINED     ACCUMULATED OTHER           TOTAL
                                         COMMON         PAID-IN         EARNINGS      COMPREHENSIVE LOSS      STOCKHOLDERS'
                                          STOCK         CAPITAL                                                   EQUITY
                                      -------------  --------------   --------------  -------------------   -------------------
Balance at December 31, 2000                  $373        $205,343         $360,232             $(12,685)             $553,263

Options exercised for purchase of
  762 shares of common stock,
  including income tax benefit of
  $3,485                                         8          10,435                                                      10,443
Other equity activity                                          571                                                         571
Comprehensive income (loss):
  Net loss for the six months
    ended June 30, 2001                                                     (25,018)                                   (25,018)
  Unrealized loss on available-
      for-sale securities                                                                           (204)                 (204)
  Foreign currency translation
      adjustment                                                                                 (14,721)              (14,721)
                                                                                                            --------------------
Total comprehensive loss                                                                                               (39,943)
                                      -------------  --------------   --------------  --------------------  -------------------
Balance at June 30, 2001                      $381        $216,349         $335,214             $(27,610)             $524,334
                                      =============  ==============   ==============  ====================  ===================

NOTE 8 - COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of related tax, are as follows:

                                                                THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                                                  2001                 2000                2001            2000
                                                            -----------------     ----------------    ---------------  -------------
Net income (loss)                                                  $(13,434)             $4,669            $(25,018)       $292,664
Unrealized loss on available-for-sale securities                       (227)             (4,304)               (204)        (5,728)
Foreign currency translation adjustment                              (4,423)             (2,578)            (14,721)        (6,066)
                                                            -----------------     ----------------    ---------------  -------------
Comprehensive income (loss)                                        $(18,084)            $(2,213)           $(39,943)       $280,870
                                                            =================     ================    ===============  =============

NOTE 9 - EARNINGS (LOSS) PER SHARE

The following table summarizes the computations of basic and diluted earnings
(loss) per common share:

                                                                THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                     JUNE 30,                        JUNE 30,
                                                                2001           2000            2001             2000
                                                            -------------  -------------  ---------------   -------------
Numerator used in basic and diluted
   earnings (loss) per common share:
      Income (loss) from continuing operations                 $ (13,434)      $ 6,625         $(25,018)        $ 10,034
      Loss from discontinued operations, net of tax                    -        (1,956)               -           (5,824)
      Gain on disposal of discontinued operations,
       net of tax                                                      -              -               -          288,454
                                                            -------------  -------------  ---------------   -------------
      Net income (loss)                                        $ (13,434)      $ 4,669         $(25,018)        $292,664
                                                            =============  =============  ===============   =============
Denominator:
   Weighted average common shares outstanding                     37,877        45,110           37,665           47,955
   Net effect of dilutive stock options based on treasury
      stock method using average market price                          -           645                -              707
   Effect of convertible debentures                                    -            70                -               35
                                                            -------------  -------------  ---------------   -------------
   Weighted average common shares outstanding and
      additional dilution from common stock equivalents           37,877        45,825           37,665           48,697
                                                            =============  =============  ===============   =============
Earnings (loss) per common share, basic:
      Income (loss) from continuing operations                    $(0.35)        $0.15           $(0.66)           $0.21
      Loss from discontinued operations, net of tax                    -         (0.05)               -            (0.12)
      Gain on disposal of discontinued operations,
       net of tax                                                      -              -               -             6.01
                                                            -------------  -------------  ---------------   -------------
      Net income (loss)                                           $(0.35)        $0.10           $(0.66)           $6.10
                                                            =============  =============  ===============   =============

Earnings (loss) per common share, diluted:
      Income (loss) from continuing operations                    $(0.35)        $0.14           $(0.66)           $0.21
      Loss from discontinued operations, net of tax                    -         (0.04)              -             (0.12)
      Gain on disposal of discontinued operations,
       net of tax                                                      -             -               -              5.92
                                                            -------------  -------------  ---------------   -------------
      Net income (loss)                                           $(0.35)        $0.10           $(0.66)           $6.01
                                                            =============  =============  ===============   =============

Stock options and the convertible debentures were not dilutive for the three month and six month periods ended June 30, 2001 as the Company reported a net loss from continuing operations.

NOTE 10 - CONTINGENCIES

On November 18, 1996, ACT, Inc. filed suit against the Company alleging that the Company violated federal antitrust laws and committed various state law torts in connection with the operations of its computer-based testing operations and in obtaining a testing services contract from the National Association of Securities Dealers ("NASD"). The trial court has granted the Company's motion for summary judgement and ACT, Inc. has filed its appeal of the decision to the U.S. Court of Appeals for the Eighth Circuit. Management is unable to predict the ultimate outcome of the appeal, but believes that the ultimate resolution of the matter will not have a material effect on the Company's consolidated financial position.

On November 18, 1998, James Jinsoo and Christine Choi filed suit against the Company seeking damages and recission under the Development Agreement they had entered into for Korea in 1995 and which had been terminated by the Company due to their default under the Development Agreement. The dispute was submitted to arbitration pursuant to the terms of the Agreement. On July 10, 2001 the arbitration panel found in favor of the Company on all substantive issues raised by the Chois. The only amount the arbitrators awarded to the Chois was $108, which had been paid in fees and expenses for the arbitration.

The Company is subject to other legal actions arising in the ordinary course of its business. In management's opinion, the Company has adequate legal defenses and/or insurance coverage with respect to the eventuality of such actions and does not believe any settlement would materially affect the Company's financial position.

NOTE 11 - BUSINESS SEGMENT INFORMATION

                                                 THREE MONTHS ENDED JUNE 30,                SIX MONTHS ENDED JUNE 30,
                                           ---------------------------------------    ---------------------------------
                                                  2001                 2000                2001              2000
                                            -----------------    ------------------   ---------------    --------------
Operating revenues:
   Sylvan Learning Centers                          $ 30,918               $26,084          $ 58,760          $ 48,743
   Sylvan Education Solutions                         34,229                30,108            60,999            56,053
   Sylvan English Language Instruction                12,492                12,129            25,508            24,564
   Sylvan International Universities                  52,756                13,905           105,574            28,406
   Sylvan Ventures                                         -                     -                 -                 -
                                            -----------------    ------------------   ---------------    --------------
                                                    $130,395               $82,226          $250,841          $157,766
                                            =================    ==================   ===============    ==============

Segment profit (loss):
   Sylvan Learning Centers                          $  8,967               $ 6,429          $ 14,657           $11,431
   Sylvan Education Solutions                          7,748                 5,913             9,422             7,780
   Sylvan English Language Instruction                   373                   385             1,061             1,942
   Sylvan International Universities                   6,973                   104            11,292             2,789
   Sylvan Ventures                                   (22,716)               (4,036)          (48,479)           (5,698)
                                            -----------------    ------------------   ---------------    --------------
                                                    $  1,345               $ 8,795          $(12,047)         $ 18,244
                                            =================    ==================   ================   ==============

                                                                JUNE 30,          DECEMBER 31,
Segment assets:                                                   2001                2000
                                                            ------------------  -----------------
   Sylvan Learning Centers                                           $ 91,746           $ 84,895
   Sylvan Education Solutions                                         111,937            120,756
   Sylvan English Language Instruction                                127,460            135,857
   Sylvan International Universities                                  246,506            239,166
   Sylvan Ventures                                                     84,259             82,006
                                                            ------------------  -----------------
                                                                     $661,908           $662,680
                                                            ==================  =================

Segment profit (loss) is calculated as net operating profit (loss) for operating segments. Segment profit for Sylvan Ventures is calculated as the sum of the operating costs, net investment gain (loss) and equity in net loss of affiliates. There are no significant inter-company sales or transfers. The following table reconciles the reported information on segment profit (loss) to income (loss) from continuing operations before income taxes reported in the consolidated statements of operations:

                                                         THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                        ------------------------------   --------------------------------
                                                            2001            2000             2001              2000
                                                        --------------  --------------   --------------   ---------------
Total profit (loss) for reportable segments                 $  1,345         $ 8,795        $(12,047)          $18,244
 Corporate general and administrative expense                 (5,901)         (4,566)        (11,887)           (9,367)
Other income (expense) and minority interest, net            (15,860)          5,476         (15,016)            5,030
                                                        --------------- --------------   --------------   ---------------
Income (loss) from continuing operations before
   income taxes                                             $(20,416)        $ 9,705        $(38,950)          $13,907
                                                        =============== ==============   ==============   ===============

In July 2001, the Company's management announced the creation of an Online Higher Education business unit focused on broadening the Company's presence and reach in the sector of post-secondary and adult continuing education delivered through distance learning. Concurrent with the creation of this new business unit, the Company intends to reorganize its business segments. The new Online Higher Education business unit will encompass Canter and Associates, Sylvan Teacher Institute and the Company's related business interests in the post-secondary distance learning marketplace. The Company anticipates that the reorganization of its segments will be substantially complete in the third quarter of 2001, at which time all segment information will be restated to conform to the new presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Sylvan Learning Systems, Inc. ("the Company" or "Sylvan"), generates revenues from four business segments: Sylvan Learning Centers, which earns primarily franchise royalties, franchise sales fees and Company-owned Learning Center revenues; Sylvan Education Solutions, which earns revenues from providing supplemental remedial education services to public and non-public schools as well as providing teacher training services; Sylvan English Language Instruction, which earns primarily franchise royalties, company-owned center revenue and franchise sales fees; and Sylvan International Universities, which earns tuition and dormitory fees paid by the students of Universidad Europea de Madrid CEES ("UEM"), Swiss Hotel Association Hotel Management School Les Roches ("Les Roches"), Universidad del Valle de Mexico ("UVM") and Universidad de Las Americas ("UDLA"). A fifth segment, Sylvan Ventures, invests in and develops companies to bring technology solutions to the education and training marketplace. Sylvan Ventures has not generated revenues since its inception in 2000, but costs have been incurred to oversee and develop the investments.

The following table sets forth the percentage relationships of operating revenues and direct costs for each business segment, as well as certain income statement line items expressed as a percentage of total revenues for the periods indicated:

                                                 THREE MONTHS ENDED JUNE 30,                SIX MONTHS ENDED JUNE 30,
                                                   2001               2000                2001               2000
                                              ---------------    ---------------    -----------------   ---------------
Revenues:
   Sylvan Learning Centers                               24%                32%                  23%               31%
   Sylvan Education Solutions                            26%                36%                  24%               35%
   Sylvan English Language Instruction                   10%                15%                  10%               16%
   Sylvan International Universities                     40%                17%                  43%               18%
                                              ---------------    ---------------    -----------------   ---------------
      Total revenues                                    100%               100%                 100%              100%
Direct costs:
   Sylvan Learning Centers                               17%                24%                  18%               24%
   Sylvan Education Solutions                            20%                29%                  20%               31%
   Sylvan English Language Instruction                    9%                14%                  10%               14%
   Sylvan International Universities                     35%                17%                  37%               16%
                                              ---------------    ---------------    -----------------   ---------------
      Total direct costs                                 81%                84%                  85%               85%
General and administrative expenses                       5%                 6%                   5%                6%
Sylvan Ventures operating costs                           5%                 4%                   5%                3%
                                              ---------------    ---------------    -----------------   ---------------
Operating income                                          9%                 6%                   5%                6%
Non-operating (expense) income (including
  equity in net loss of Ventures affiliates)            (24%)                6%                 (21%)               2%
                                              ---------------    ---------------    -----------------   ---------------
Income (loss) from continuing operations                (15%)               12%                 (16%)               8%
Income tax benefit (expense)                              5%                (4%)                  6%               (2%)
                                              ---------------    ---------------    -----------------   ---------------
Income (loss) from continuing operations                (10%)                8%                 (10%)               6%
                                              ================   ===============    ==================  ===============

RESULTS OF OPERATIONS

Sylvan is a leading international provider of educational services to families and schools. The Company provides lifelong educational services through five separate business segments. The Sylvan Learning Centers segment designs and delivers individualized tutorial programs to school age children through franchised and Company-owned Learning Centers. This segment also includes the operations of Schulerhilfe, a major provider of tutoring services in Germany. The Sylvan Education Solutions segment principally provides educational programs to students of public and non-public school districts through contracts funded by Title 1 and state-based programs. This segment also provides professional development and graduate degree programs to teachers through the Canter and Associates. The Sylvan English Language Instruction segment consists of the operations of Wall Street Institute, Kft., ("WSI"), a European-based franchiser and operator of learning centers that teach the English language in a post-secondary market. Sylvan International Universities segment owns or maintains controlling interests in four private, for-profit universities located in Spain, Switzerland, Mexico and Chile. The Company's newest segment, Sylvan Ventures, invests in and develops companies that are creating emerging technology solutions for the education marketplace.

Consistent with the stated goal of focusing resources and management's efforts on the core business of educational services, and in order to fund expansion of technology applications in educational and training services, the Company consummated the sale of Prometric, a computer-based testing business, and Aspect Language Schools, B.V. ("Aspect"), an English Language immersion business in 2000. Unless specifically noted, all discussion of financial results excludes the results of Prometric and Aspect except as disclosed as discontinued operations.

In July 2001, the Company's management announced the creation of an Online Higher Education business unit focused on broadening the Company's presence and reach in the sector of post-secondary and adult continuing education delivered through distance learning. Concurrent with the creation of this new business unit, the Company intends to reorganize its business segments. The new Online Higher Education business unit will encompass Canter and Associates, Sylvan Teacher Institute and the Company's related business interests in the post-secondary distance learning marketplace. The Company anticipates that the reorganization of its segments will be substantially complete in the third quarter of 2001, at which time all segment information will be restated to conform to the new presentation.

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2001 TO RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2000.

REVENUES. Total revenues from continuing operations increased by $48.2 million, or 59%, to $130 million for the three months ended June 30, 2001 (the "2001 fiscal quarter") from $82.2 million for the three months ended June 30, 2000 (the "2000 fiscal quarter"). Included in the total revenues from continuing operations for the 2001 fiscal quarter were $37.6 million of revenues from Les Roches, UVM and UDLA, which were acquired in the third and fourth quarters of 2000. Total revenues from continuing operations increased 13%, excluding the increase due to the Les Roches, UVM and UDLA acquisitions.

         SYLVAN LEARNING CENTERS revenue increased by $4.8 million, or 19%, to $30.9 million for the 2001 fiscal quarter compared to the 2000 fiscal quarter. Franchise royalties increased by $0.9 million, or 16%, in 2001 as a result of a net increase of 36 new centers opened after June 30, 2000, and a 10% increase in same center revenue. Revenues from Company-owned learning centers increased $2.2 million, or 17%, to $15.0 million during the 2001 fiscal quarter. Same center revenues increased 9%, or $1.2 million, with the remaining revenue increase of $1.0 million generated from five Company-owned centers acquired from franchise owners and a net of four new centers opened during the past year. In May of 2000, the Company acquired Ivy West, an SAT preparation company based in California. The acquisition of Ivy West resulted in increased revenue of $1.5 million for the 2001 fiscal quarter. International revenues, primarily Schulerhilfe, increased by $0.2 million, or 4% in the 2001 fiscal quarter compared to the 2000 fiscal quarter. Operating revenue for Learning Centers represents 24% of total revenues from continuing operations of the Company for the 2001 fiscal quarter.

         SYLVAN EDUCATION SOLUTIONS revenue increased by $4.1 million, or 14% to $34.2 million for the 2001 fiscal quarter compared to the 2000 fiscal quarter. Sylvan at School revenue increased by $2.0 million or 11% to $20.9 million in the 2001 fiscal quarter compared to the 2000 fiscal quarter due to increased school contracts and growth in the Career Starters business. Canter teacher-training revenue increased by $2.1 million or 19% to $13.3 million in the 2001 fiscal quarter compared to the 2000 fiscal quarter. The Canter revenue increase is due to greater product demand, particularly the distance learning masters program. Operating revenue for Sylvan Education Solutions represents 26% of total revenues from continuing operations of the Company for the 2001 fiscal quarter.

         SYLVAN ENGLISH LANGUAGE INSTRUCTION revenue increased $0.4 million to $12.5 million in the 2001 fiscal quarter from $12.1 million in the 2000 fiscal quarter. The revenue increase comes almost entirely from tuition revenues in existing Company-owned centers and from the acquisition of three centers in Argentina. Operating revenue for Sylvan English Language Instruction represents 10% of total revenues from continuing operations of the Company for the 2001 fiscal quarter.

         SYLVAN INTERNATIONAL UNIVERSITIES revenue for the 2001 fiscal quarter increased $38.9 million, or 279%, to $52.8 million, compared to the 2000 fiscal quarter. International Universities revenue increased $37.6 million due to the acquisitions of controlling interests of Les Roches, UVM and UDLA, which occurred in the third and fourth quarters of 2000 and are, therefore, not included in revenue for the 2000 fiscal quarter. Revenue growth at UEM was $1.2 million, or 9%, to $15.1 million in the 2001 fiscal quarter as a result of increases in enrollment, increased tuition and the expansion of programs offered. Operating revenue for Sylvan International Universities represents 40% of total revenues from continuing operations of the Company for the 2001 fiscal quarter.

DIRECT COSTS. Total direct costs of revenues excluding Sylvan Ventures increased $36.9 million, or 53%, to $106.3 million for the 2001 fiscal quarter from $69.4 million for the 2000 fiscal quarter. Included in direct costs in the 2001 fiscal quarter were $31.7 million of costs of Les Roches, UVM and UDLA, which were acquired in the third and fourth quarters of 2000. Total direct costs increased $5.2 million, or 8%, excluding the costs related to Les Roches, UVM and UDLA. Direct costs as a percentage of total revenues decreased to 81% in the 2001 fiscal quarter from 84% in the 2000 fiscal quarter. This decrease in direct costs as a percentage of revenues is primarily due to margin improvements in the Learning Centers, Education Solutions and UEM businesses. Direct costs in these divisions were effectively controlled to produce margin improvement in this period of strong revenue increases.

         SYLVAN LEARNING CENTERS expenses increased $2.3 million to $22.0 million, or 71% of Learning Centers revenue for the 2001 fiscal quarter, compared to $19.7 million, or 75% of Learning Centers revenue for the 2000 fiscal quarter. Approximately $1.9 million of the 2001 fiscal quarter increase relates to expenses incurred in Company-owned learning centers due to the acquisition of franchised learning centers and costs associated with higher revenues at existing company-owned centers. The acquisition of Ivy West resulted in $1.1 million of increased cost during the 2001 fiscal quarter. The remaining $0.7 million cost decrease for the 2001 fiscal quarter relates to lower franchise support costs compared to the 2000 fiscal quarter. The decrease in expenses as a percentage of revenues for the 2001 fiscal quarter is primarily due to the increase to franchise royalties due to system-wide expansion combined with effective management of franchise related expenses.

         SYLVAN EDUCATION SOLUTIONS expenses increased by $2.3 million to $26.5 million, or 77% of Sylvan Education Solutions revenue for the 2001 fiscal quarter, compared to $24.2 million or 80% of Sylvan Education Solutions revenue for the 2000 fiscal quarter. The decrease in expenses as a percentage of revenue for 2001 fiscal quarter is primarily due to the increase in higher margin products sold during the 2001 fiscal quarter, as compared to the 2000 fiscal quarter. These higher margin products include Canter's distance learning masters programs and Career Starters' business expansion.

         SYLVAN ENGLISH LANGUAGE INSTRUCTION expenses increased $0.3 million to $12.1 million or 97% of WSI revenues for the 2001 fiscal quarter compared to $11.8 million or 97% of Sylvan English Language Instruction revenues for the 2000 fiscal quarter. Expenses in the 2001 fiscal quarter have been maintained at 2000 fiscal quarter levels despite increasing overhead costs related to the internal expansion of the international network of centers through controlling expenses in the operating centers.

         SYLVAN INTERNATIONAL UNIVERSITIES expenses increased by $32.0 million to $45.8 million, or 87% of Sylvan International Universities revenue for the 2001 fiscal quarter, compared to $13.8 million or 99% of Sylvan International Universities revenue for the 2000 fiscal quarter. This increase in expenses is primarily due to the acquisition of controlling interests of Les Roches, UVM and UDLA in the third and fourth quarters of 2000. The decrease in expenses as a percentage of revenue for the 2001 fiscal quarter is primarily due to improved operating margin performance at UEM, high margins at Les Roches and UDLA, strong operating performance at UVM and management's efforts to control divisional overhead costs while expanding the university network.

OTHER EXPENSES. General and administrative expenses increased by $1.3 million in the 2001 fiscal quarter compared to the 2000 fiscal quarter. The increase was primarily due to a decrease in the allocation to third parties of certain administrative costs in 2001 and the additional costs of overseeing the international expansion of the Company. General and administrative expenses decreased to 5% of total revenues in the 2001 fiscal quarter, compared to 6% of revenues in the 2000 fiscal quarter due to cost controls and the strong revenue expansion in the 2001 fiscal quarter.

         Sylvan Ventures operating costs increased by $3.7 million to $6.9 million for the 2001 fiscal quarter, compared to $3.2 million for the 2000 fiscal quarter. Operating costs of eSylvan, a subsidiary of Sylvan Ventures, increased $1.2 million to $3.6 million for the 2001 fiscal quarter compared to the 2000 fiscal quarter. This increase is primarily due to increased expenses needed to advance the development of eSylvan's Internet-based tutoring service. Sylvan Ventures increased management expenses by $2.5 million to $3.3 million for the 2001 fiscal quarter primarily due to increased costs associated with the research, evaluation and management of an increased number of companies in the Sylvan Ventures portfolio in the 2001 fiscal quarter compared to the 2000 fiscal quarter.

         Sylvan Ventures equity in net losses of affiliates increased by $14.8 million to $15.6 million for the 2001 fiscal quarter, compared to $0.8 million for the 2000 fiscal quarter primarily due to the increased amount of investments in the Sylvan Ventures' portfolio in the 2001 fiscal quarter. These losses relate to Sylvan Ventures' share of operating losses generated by the early stage enterprises in the investment portfolio and the amortization of the difference between the initial carrying amount of equity method investments and the underlying equity in net assets of these investments at the time of purchase. Minority interests' share of Sylvan Ventures losses totaled $1.8 million for the 2001 fiscal quarter.

         The loss on investment was prompted by the Caliber Learning Network, Inc. ("Caliber") filing for Chapter 11 bankruptcy protection on June 15, 2001. The Sylvan Ventures investment in Caliber of $2.9 million was reduced to $0 upon recording its allocable share of losses related to Caliber prior to the bankruptcy proceedings, which is included in "Equity in net loss of affiliates". Additionally, the Company recorded a loss on investment of $14.2 million in the 2001 fiscal quarter. This charge consists of the reserve for notes receivable and advances to Caliber of $7.5 million as well as the accrual of a $6.7 million estimated liability relating to the Company's guarantee of certain non-cancelable Caliber lease obligations and other Caliber related liabilities incurred by the Company. Due to the uncertainties surrounding the bankruptcy proceedings and the ultimate settlement of Caliber's lease and other liabilities, it is reasonably possible that the Company's loss estimate may change prior to finalization.

         Other non-operating items decreased by $8.9 million for the 2001 fiscal quarter compared to the 2000 fiscal quarter. The decrease is primarily attributable to a decrease in interest income of $5.1 million, an increase in interest expense of $1.7 million and an increase in minority interest expense of $2.3 million. The increased minority interest expense results from the strong operating performance of the Universities in which Sylvan International Universities maintains a controlling interest.

         The Company's effective tax rate from continuing operations was 34% for the 2001 fiscal quarter. This reported effective income tax rate from continuing operations differs from the U.S. federal statutory tax rate due to the impact of state income taxes, minority interests, foreign income taxed at lower rates and the inability to utilize tax benefits from certain investment losses of Sylvan Ventures. On a full year basis, the Company estimates that its effective income tax rate for the Company (excluding Sylvan Ventures) and Sylvan Ventures continuing operations for the year ended December 31, 2001 will be 34% and 35% respectively.

INCOME (LOSS) FROM CONTINUING OPERATIONS. Income from continuing operations decreased by $20.1 million, to a loss of $13.4 million for the 2001 fiscal quarter. The decrease is primarily the result of the loss on the investment in and advances to Caliber of $14.2 million and additional Sylvan Ventures related costs and investment losses, which increased $18.5 million in the 2001 fiscal quarter compared to the 2000 fiscal quarter, which offset favorable operating income increases of $9.9 million.

COMPARISON OF RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2001 TO RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2000

REVENUES. Total revenues from continuing operations increased by $93.1 million, or 59%, to $250.8 million for the six months ended June 30, 2001 (the "2001 fiscal six month period") from $157.8 million for the six months ended June 30, 2000 (the "2000 fiscal six month period"). Included in the total revenues from continuing operations for the 2001 fiscal six month period were $74.4 million of revenues from Les Roches, UVM and UDLA, which were acquired in the third and fourth quarters of 2000. Total revenues from continuing operations increased 12%, excluding the increase due to the Les Roches, UVM and UDLA acquisitions.

         SYLVAN LEARNING CENTERS revenue increased by $10.0 million, or 21%, to $58.8 million for the 2001 fiscal six month period compared to the 2000 fiscal six month period. Franchise royalties increased by $1.8 million, or 17%, during the 2001 fiscal six month period as a result of a net increase of 36 new centers opened after June 30, 2000, and a 10% increase in same center revenue. Revenues from Company-owned learning centers increased $3.9 million, or 16%, to $27.8 million during the 2001 fiscal six month period. Same center revenues increased 8%, or $2.0 million, with the remaining revenue increase of $1.9 million generated from five Company-owned centers acquired from franchise owners and a net of four new centers opened during the year. The acquisition of Ivy West resulted in increased revenue of $3.5 million for the 2001 fiscal six month period. International revenues, primarily Schulerhilfe, increased by $0.3 million or 4% over the 2000 fiscal six month period. Operating revenue for Learning Centers represents 23% of total revenues from continuing operations of the Company for the 2001 fiscal six month period.

         SYLVAN EDUCATION SOLUTIONS revenue increased by $4.9 million, or 9% to $61.0 million for the 2001 fiscal six month period compared to the 2000 fiscal six month period. Sylvan at School revenue increased $3.0 or 8% over the 2000 fiscal six month period due to new contracts and a continued high renewal rate of existing contracts. Canter teacher-training revenue increased $1.9 million to $18.4 million during the 2001 fiscal six month period compared to the 2000 fiscal six month period. Canter's revenue increase is due to greater demand for its products, particularly the distance learning masters program. Operating revenue for Sylvan Education Solutions represents 24% of total revenues from continuing operations of the Company for the 2001 fiscal six month period.

         SYLVAN ENGLISH LANGUAGE INSTRUCTION revenue increased $0.9 million to $25.5 million for the 2001 fiscal six month period from $24.6 million in the 2000 fiscal six month period. The revenue increase comes almost entirely from increased tuition revenues in existing Company-owned centers and from the acquisition of three centers in Argentina. Operating revenue for Sylvan English Language Instruction represents 10% of total revenues from continuing operations of the Company for the 2001 fiscal six month period.

         SYLVAN INTERNATIONAL UNIVERSITIES revenue for the 2001 fiscal six month period increased $77.2 million, or 272 %, to $105.6 million, compared to the 2000 fiscal six month period. International Universities revenue increased $74.4 million due to the acquisitions of controlling interests of Les Roches, UVM and UDLA, which occurred in the third and fourth quarters of 2000 and are, therefore, not included in revenue for the 2000 fiscal six month period. Revenue growth at UEM of $2.8 million, or 10% to $31.2 million for the 2001 six month period resulted from increased enrollment, new program offerings and tuition increases. Operating revenue for Sylvan International Universities represents 43% of total revenues from continuing operations of the Company for the 2001 fiscal six month period.

DIRECT COSTS. Total direct costs of revenues excluding Sylvan Ventures increased $80.6 million, or 60%, to $214.4 million for the 2001 fiscal six month period from $133.8 million for the 2000 fiscal six month period. Included in direct costs in the 2001 fiscal six month period were $65.7 million of costs of Les Roches, UVM and UDLA, which were acquired in the third and fourth quarters of 2000. Total direct costs increased $14.9 million, or 11%, excluding the costs related to Les Roches, UVM and UDLA. Direct costs as a percentage of total revenues were 85% in the 2001 fiscal six month period consistent with the 2000 fiscal six month period.

         SYLVAN LEARNING CENTERS expenses increased $6.8 million to $44.1 million, or 75% of Learning Centers revenue for the 2001 fiscal six month period, compared to $37.3 million, or 77% of Learning Centers revenue for the 2000 fiscal six month period. Approximately $3.6 million of the increase for the 2001 fiscal six month period relates to expenses incurred in Company-owned learning centers due to the acquisition of franchised learning centers and costs associated with higher revenues at existing Company-owned centers. The acquisition of Ivy West resulted in $2.8 million of increased cost during 2001 fiscal six month period. The remaining $0.4 million cost relates to increased franchise support costs compared to the 2000 fiscal six month period. The decrease in expenses as a percentage of revenue for the 2001 fiscal six month period is primarily due to increased franchise royalties due to system-wide expansion combined with effective management of franchise related expenses.

         SYLVAN EDUCATION SOLUTIONS expenses increased by $3.3 million to $51.6 million, or 85% of Sylvan Education Solutions revenue for the 2001 fiscal six month period, compared to $48.3 million or 86% of Sylvan Education Solutions revenue for the 2000 fiscal six month period. The decrease in expenses as a percentage of revenue for the 2001 fiscal six month period is primarily due to the increase in higher margin products sold during the 2001 fiscal six month period, as compared to the 2000 fiscal six month period. These higher margin products include Canter's distance learning masters program and Career Starters' business expansion.

         SYLVAN ENGLISH LANGUAGE INSTRUCTION expenses increased $1.9 million to $24.4 million or 96% of WSI revenues for the 2001 fiscal six month period compared to $22.6 million or 92% of WSI revenues for the 2000 fiscal six month period. The increase in expenses as a percentage of revenue is primarily the result of increasing overhead costs related to the internal expansion of the international network of centers and the start up costs associated with the opening of new centers during the 2001 fiscal six month period.

         SYLVAN INTERNATIONAL UNIVERSITIES expenses increased by $68.7 million to $94.3 million, or 89% of Sylvan International Universities revenue for the 2001 fiscal six month period, compared to $25.6 million or 90% of Sylvan International Universities revenue for the 2000 fiscal six month period. This increase is primarily due to the acquisition of controlling interests of Les Roches, UVM and UDLA in the third and fourth quarters of 2000. The decrease in expenses as a percentage of revenue for the 2001 six month period is primarily due to improved UEM margins and high margins at Les Roches.

OTHER EXPENSES. General and administrative expenses increased by $2.5 million in the 2001 fiscal six month period compared to the 2000 fiscal six month period. The increase was primarily due to a decrease in the allocation to third parties of certain administrative costs in 2001 and the additional costs of directing the international expansion of the Company. General and administrative expenses decreased to 5% of total revenues in the 2001 fiscal six month period compared to 6% of revenues in the 2000 fiscal six month period due to cost controls and the strong revenue expansion in the 2001 fiscal six month period.

         Sylvan Ventures operating costs increased by $7.9 million to $12.5 million for the 2001 fiscal six month period compared to $4.6 million for the 2000 fiscal six month period. Operating costs of eSylvan, a subsidiary of Sylvan Ventures, increased $3.8 million to $7.2 million for the 2001 fiscal six month period. This increase is primarily due to increased expenses needed to advance the development of eSylvan's Internet-based tutoring service. Sylvan Ventures increased management expenses of $4.1 million to $5.3 million for the 2001 fiscal six month period compared to the 2000 fiscal six month period primarily due to increased costs associated with the research, evaluation and management of an increased number of companies in the Sylvan Ventures portfolio in the 2001 fiscal six month period compared to the 2000 fiscal six month period.

         Sylvan Ventures equity in net losses of affiliates increased by $34.3 million to $35.4 million for the 2001 fiscal six month period compared to $1.1 million for the 2000 fiscal six month period primarily due to the increased amount of investments in the Sylvan Ventures' portfolio in the 2001 fiscal six month period. These losses relate to Sylvan Ventures' share of operating losses generated by the early stage enterprises in the investment portfolio and the amortization of the difference between the initial carrying amount of equity method investments and the underlying equity in net assets of these investments at the time of purchase. Sylvan Ventures investment losses of $0.6 million consisted of impairment charges related to portfolio investments. Minority interests' share of Sylvan Ventures losses totaled $3.1 million for the 2001 fiscal six month period.

         The loss on investment was prompted by the Caliber Learning Network, Inc. ("Caliber") filing for Chapter 11 bankruptcy protection on June 15, 2001. The Sylvan Ventures investment in Caliber of $2.9 million was reduced to $0 upon recording its allocable share of losses related to Caliber prior to the bankruptcy proceedings, which is included in "Equity in net loss of affiliates". Additionally, the Company recorded a loss on investment of $14.2 million in the 2001 fiscal six month period. This charge consists of the reserve for notes receivable and advances to Caliber of $7.5 million as well as the accrual of a $6.7 million estimated liability relating to the Company's guarantee of certain non-cancelable Caliber lease obligations and other Caliber related liabilities incurred by the Company. Due to the uncertainties surrounding the bankruptcy proceedings and the ultimate settlement of Caliber's lease and other liabilities, it is reasonably possible that the Company's loss estimate may change prior to finalization.

         Other non-operating items decreased by $8.9 million for the 2001 fiscal six month period compared to the 2000 fiscal six month period. The decrease is largely attributable to a decrease in interest income of $4.6 million, an increase in interest expense of $2.0 million and an increase in minority interest expense of $3.0 million. The increased minority interest expense is generated from strong operating performance of the Universities which SIU maintains a controlling interest.

         The Company's effective tax rate from continuing operations was 36% for the 2001 fiscal six month period. This reported effective income tax rate from continuing operations differs from the U.S. federal statutory tax rate due to the impact of state income taxes, minority interests, foreign income taxed at lower rates and the inability to utilize tax benefits from certain investment losses of Sylvan Ventures. On a full year basis, the Company estimates that its effective income tax rate for the Company (excluding Sylvan Ventures) and Sylvan Ventures continuing operations for the year ended December 31, 2001 will be 34% and 35% respectively.

INCOME (LOSS) FROM CONTINUING OPERATIONS. Income from continuing operations decreased by $35.1 million, to a loss of $25.0 million for the 2001 fiscal six month period. The decrease is primarily the result of the loss on the investment in and advances to Caliber of $14.2 million and additional Sylvan Ventures' related costs and investment losses, which increased $42.0 million in the 2001 fiscal six month period compared to the 2000 fiscal six month period, which offset operating income increases of $10.0 million.

LIQUIDITY AND CAPITAL RESOURCES

         Cash used by operations was $68.0 million for the 2001 fiscal six month period, a decrease of $59.5 million as compared to the 2000 fiscal six month period. The reported net loss of $25.0 million was offset by significant non-cash items such as depreciation and amortization charges ($18.5 million) and equity in net loss of affiliates, primarily of Sylvan Ventures ($35.6 million). Working capital related decreases in liquidity of $113.6 million consisted primarily of income tax payments resulting from the sale of Prometric in the first quarter of 2000, which were not payable until 2001.

         Cash provided by investing activities was $15.9 million for the 2001 fiscal six month period compared to cash provided by investing activities of $573.7 million for the 2000 fiscal six month. The 2001 investment activity was primarily the result of net proceeds from the sale of available-for-sale securities ($111.7 million) partially offset by increases in investments in and advances to affiliates primarily related to Sylvan Ventures ($36.6 million), purchases of property and equipment ($28.3 million), the payment of contingent consideration for prior acquisitions ($25.1 million) and net cash paid for acquired businesses ($3.0 million). The significant investing proceeds received in the 2000 fiscal six month period related primarily to the sale of the Prometric division ($710.3 million). At June 30, 2001, the Company has accrued obligations payable in cash of $16.5 million related to contingent consideration for certain prior acquisitions. The amounts are expected to be paid later in 2001.

         Cash provided by financing activities was $29.7 million in the 2001 fiscal six month period compared to cash used in financing activities of $160.5 million in the 2000 fiscal six month period. The 2001 financing activity related primarily to cash received from the minority interest members of Sylvan Ventures ($21.9 million) and proceeds from the exercise of options ($7.0 million). Cash used by financing activities of $160.5 million in the 2000 fiscal six month period related primarily to the net repayment of the Company's borrowings ($30.8 million) and the repurchase of shares of its common stock ($140.0 million), offset by cash received from the minority interest partners in Sylvan Ventures ($9.3 million).

         The Company anticipates that cash flow from operations, available cash and existing credit facilities, will be sufficient to meet its operating requirements, including the expansion of its existing business, funding International University acquisitions, payment of contingent consideration and funding of Sylvan Ventures investments and operating costs. Sylvan Ventures has outstanding commitments to provide certain additional funding totaling $43.0 million to certain portfolio companies. The Company continues to examine opportunities in the educational services industry for potential synergistic acquisitions.

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

         The Company has entered into agreements with certain franchisees of Sylvan Learning Centers and Wall Street Institute that allow the franchisees to require that the Company repurchase the centers at a predetermined multiple of operating results if specified operating results thresholds are achieved. When the Company can assess the likelihood of this repurchase right being exercised and the amount of the related commitment to purchase the center, such obligation will be disclosed.

EFFECTS OF INFLATION

         Inflation has not had a material effect on Sylvan's revenues and income from continuing operations in the past three years. Inflation is not expected to have a material effect in the foreseeable future.

SEASONALITY IN RESULTS OF OPERATIONS

         The Company experiences seasonality in results of operations primarily as a result of changes in the level of student enrollments and the timing of semester cycles, particularly in the International Universities segment. Timing of semester breaks at the International Universities results in the most favorable operating performance being achieved in the second and fourth quarters of the year. Other factors that impact the seasonality of operating results include: timing of contracts funded under Title I, timing of summer vacations, timing of franchise license fees and the timing of Sylvan Ventures' development costs. Revenues and profits in any period will not necessarily be indicative of results in subsequent periods.

ALL STATEMENTS CONTAINED HEREIN THAT ARE NOT HISTORICAL FACTS, INCLUDING BUT NOT LIMITED TO, STATEMENTS REGARDING THE COMPANY'S CONTINGENT PAYMENT OBLIGATIONS RELATING TO ACQUISITIONS, FUTURE CAPITAL REQUIREMENTS, POTENTIAL ACQUISITIONS, AND THE COMPANY'S FUTURE DEVELOPMENT PLANS ARE BASED ON CURRENT EXPECTATIONS. THESE STATEMENTS ARE FORWARD LOOKING IN NATURE AND INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. POLITICAL, ECONOMIC, CURRENCY, TAX, REGULATORY, TECHNOLOGICAL, COMPETITIVE AND OTHER FACTORS DESCRIBED IN THE COMPANY'S REPORTS FILED FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS. THE COMPANY CAUTIONS READERS NOT TO PLACE UNDUE RELIANCE ON ANY SUCH FORWARD LOOKING STATEMENTS, WHICH STATEMENTS ARE MADE PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND, AS SUCH, SPEAK ONLY AS OF THE DATE MADE.

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

FOREIGN CURRENCY RISK

         The Company derives approximately 55% of its revenues from continuing operations from customers outside the United States. This business is transacted through a network of international subsidiaries, generally in the local currency that is considered the functional currency of that foreign subsidiary. Expenses are also incurred in the foreign currencies to match revenues earned and minimize the Company's exchange rate exposure to operating margins. A hypothetical 10% adverse change in average annual foreign currency exchange rates would increase net loss and decrease cash flows for the fiscal six month period 2001 by $0.9 million. The Company generally views its investment in the majority of its foreign subsidiaries as long-term. The effects of a change in foreign currency exchange rates on the Company's net investment in foreign subsidiaries are reflected in other comprehensive income (loss). A 10% depreciation in functional currencies relative to the U.S. dollar would result in a decrease in consolidated stockholders' equity at June 30, 2001 of approximately $26.1 million.

INTEREST RATE RISK

       The Company holds its cash and cash equivalents in high quality short-term fixed income securities. Consequently, the fair value of the Company's cash and cash equivalents would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due to the short-term nature of the Company's portfolio. The Company's long-term revolving credit facility bears interest at variable rates, and the fair value of this instrument is not significantly affected by changes in market interest rates. The Company's convertible debentures bear interest at 5%, which presently approximates the market rate and therefore the fair value approximates the recorded value of this liability. A 100 basis point decrease in interest rates would reduce net interest income for the 2001 fiscal six month period by $0.7 million.

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

         The Company is exposed to equity price risks on equity securities included in the portfolio of investments entered into for the promotion of business and strategic objectives. These investments are generally small capitalization stocks in the Internet segment of the educational services industry. The Company typically does not attempt to reduce or eliminate its market exposure on these securities. A 10% adverse change in equity prices would not materially impact the fair value of the Company's marketable securities or other comprehensive income (loss).

         All the potential impacts noted above are based on sensitivity analysis performed on the Company's financial position at June 30, 2001. Actual results may differ materially.

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company held its 2000 annual meeting of stockholders on May 30, 2001.

(b) The following sets forth information regarding each matter voted upon at the 2000 annual meeting. There were 37,788,077 shares of common stock outstanding as of the record date for, and entitled to vote at, the 2000 annual meeting.

Proposal No. 1. The stockholders approved election of both of the nominees to the board of directors. The tabulation of votes on this proposal is as follows:

          NOMINEE                    FOR                 WITHHELD
----------------------------  -------------------   -------------------
Douglas L. Becker                   26,251,379             3,544,296
James H. McGuire                    29,465,710               329,965
Richard R. Riley                    29,447,125               348,550
Judith D. Moore                     29,454,118               341,557


Proposal No. 2. The stockholders ratified the selection of Ernst & Young, LLP as the Company's independent auditors. The tabulation of votes on this proposal is as follows:

For Approval                               29,536,238
Against Approval                              249,494
Abstain                                         9,943
Total Shares Voted                         29,795,675

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits
       None

(b)   Reports on Form 8-K
      The Company filed one report on Form 8-K during the six month period ended June 30, 2001. The 8-K dated April 4, 2001 related to Amendment to the Rights Agreement.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.


                                    Sylvan Learning Systems, Inc.


Date: August 10, 2001               /s/ SEAN CREAMER
                                    -------------------------------------
                                    Sean Creamer, Vice President
                                    Corporate Finance