Form 10-Q
period 2001-09-30
SYLVAN LEARNING SYSTEMS INC
filed 2001-11-13
CIK 912766

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarter ended September 30, 2001 or
/ /	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number   0-22844

SYLVAN LEARNING SYSTEMS, INC. (Exact name of registrant as specified in its charter)
Maryland (State or other jurisdiction of incorporation or organization)	52-1492296 (I.R.S. Employer Identification No.)
1001 Fleet Street, Baltimore, Maryland (Address of principal executive offices)	21202 (Zip Code)

Registrant's telephone number, including area code: (410) 843-8000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

The registrant had 38,728,401 shares of Common Stock outstanding as of November 2, 2001.

SYLVAN LEARNING SYSTEMS, INC.

INDEX

		Page No.
PART I.—FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Consolidated Balance Sheets—September 30, 2001 and December 31, 2000	3
	Consolidated Statements of Operations—Three months ended September 30, 2001 and September 30, 2000	5
	Consolidated Statements of Operations—Nine months ended September 30, 2001 and September 30, 2000	6
	Consolidated Statements of Cash Flows—Nine months ended September 30, 2001 and September 30, 2000	7
	Notes to Consolidated Financial Statements—September 30, 2001	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosure of Market Risk	29
PART II.—OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	31
SIGNATURES		31

SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollar and share amounts in thousands, except per share data)

	September 30, 2001	December 31, 2000
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$90,437	$116,490
Available-for-sale securities	58,621	202,077
Receivables:
Accounts receivable	71,765	68,468
Costs and estimated earnings in excess of billings on uncompleted contracts	2,115	2,613
Notes receivable from tuition financing	8,447	7,489
Other notes receivable	18,990	13,317
Other receivables	44,322	15,549

	145,639	107,436
Allowance for doubtful accounts	(9,397)	(5,554)

	136,242	101,882
Inventory	6,465	5,832
Deferred income taxes	3,930	3,936
Prepaid expenses and other current assets	19,876	20,955

Total current assets	315,571	451,172
Notes receivable from tuition financing, less current portion	10,563	8,313
Other notes receivable, less current portion	4,621	2,378
Property and equipment:
Land and buildings	109,441	94,151
Furniture, computer equipment and software	111,414	94,249
Leasehold improvements	29,118	22,407

	249,973	210,807
Accumulated depreciation	(58,031)	(38,965)

	191,942	171,842
Intangible assets:
Goodwill	311,887	296,422
Other	4,747	2,611

	316,634	299,033
Accumulated amortization	(30,387)	(21,078)

	286,247	277,955
Investments in and advances to affiliates	44,628	57,999
Other investments	26,176	25,935
Deferred costs, net of accumulated amortization of $2,843 and $1,969 at September 30, 2001 and December 31, 2000, respectively	9,436	7,200
Other assets	16,776	14,169

Total assets	$905,960	$1,016,963

See accompanying notes to consolidated financial statements.

SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (continued)

(Dollar and share amounts in thousands, except per share data)

	September 30, 2001	December 31, 2000
	(Unaudited)
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$22,200	$23,930
Accrued expenses	41,482	40,452
Income taxes payable	5,315	119,511
Current portion of long-term debt	18,432	12,752
Due to shareholders of acquired companies	8,371	40,195
Deferred revenue	46,952	42,483
Other current liabilities	10,164	10,673

Total current liabilities	152,916	289,996
Long-term debt, less current portion	127,897	132,293
Deferred income taxes	3,004	4,824
Other long-term liabilities	10,282	3,707

Total liabilities	294,099	430,820
Minority interest	58,899	32,880
Stockholders' equity:
Preferred stock, par value $0.01 per share — authorized 10,000 shares, no shares issued and outstanding as of September 30, 2001 and December 31, 2000	—	—
Common stock, par value $0.01 per share — authorized 90,000 shares, issued and outstanding shares of 38,627 as of September 30, 2001 and 37,278 as of December 31, 2000	386	373
Additional paid-in capital	227,001	205,343
Retained earnings	343,582	360,232
Accumulated other comprehensive loss	(18,007)	(12,685)

Total stockholders' equity	552,962	553,263

Total liabilities and stockholders' equity	$905,960	$1,016,963

See accompanying notes to consolidated financial statements.

SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Dollar and share amounts in thousands, except per share data)

	Three months ended September 30,
	2001	2000
	(Unaudited)
Revenues	$107,749	$59,969
Cost and expenses
Direct costs	95,735	53,227
Sylvan Ventures operating costs	4,779	5,912
General and administrative expenses	5,643	4,620

Total expenses	106,157	63,759

Operating income (loss)	1,592	(3,790)
Other income (expense)
Investment and other income	2,242	4,640
Interest expense	(2,200)	(2,057)
Sylvan Ventures investment income (losses)	22,842	(3,051)
Equity in net loss of affiliates:
Sylvan Ventures	(10,830)	(1,229)
Other	—	(105)

	(10,830)	(1,334)
Minority interest in consolidated subsidiaries:
Sylvan Ventures	(20)	2,930
Other	(1,021)	932

	(1,041)	3,862

Income (loss) from continuing operations before income taxes	12,605	(1,730)
Income tax expense	(4,236)	(1,607)

Income (loss) from continuing operations	8,369	(3,337)
Income from discontinued operations	—	1,903

Net income (loss)	$8,369	$(1,434)

Earnings (loss) per common share, basic:
Income (loss) from continuing operations	$0.22	$(0.08)
Net income (loss)	$0.22	$(0.03)
Earnings (loss) per common share, diluted:
Income (loss) from continuing operations	$0.20	$(0.08)
Net income (loss)	$0.20	$(0.03)

See accompanying notes to consolidated financial statements.

SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Dollar and share amounts in thousands, except per share data)

	Nine months ended September 30,
	2001	2000
	(Unaudited)
Revenues	$358,590	$217,737
Cost and expenses
Direct costs	310,144	187,048
Sylvan Ventures operating costs	17,246	10,501
General and administrative expenses	17,530	13,987

Total expenses	344,920	211,536

Operating income	13,670	6,201
Other income (expense)
Investment and other income	7,306	14,282
Interest expense	(6,863)	(4,727)
Sylvan Ventures investment income (losses)	22,204	(3,051)
Loss on investment	(14,231)	—
Equity in net loss of affiliates:
Sylvan Ventures	(46,204)	(2,338)
Other	(263)	(984)

	(46,467)	(3,322)
Minority interest in consolidated subsidiaries:
Sylvan Ventures	3,076	2,930
Other	(5,041)	(134)

	(1,965)	2,796

Income (loss) from continuing operations before income taxes	(26,346)	12,179
Income tax benefit (expense)	9,696	(5,480)

Income (loss) from continuing operations	(16,650)	6,699
Loss from discontinued operations, net of income tax expense of $163 in 2000	—	(3,922)
Gain on disposal of discontinued operations, net of income tax expense of $136,762 in 2000	—	288,454

Net income (loss)	$(16,650)	$291,231

Earnings (loss) per common share, basic:
Income (loss) from continuing operations	$(0.44)	$0.15
Net income (loss)	$(0.44)	$6.38
Earnings (loss) per common share, diluted:
Income (loss) from continuing operations	$(0.44)	$0.15
Net income (loss)	$(0.44)	$6.02

See accompanying notes to consolidated financial statements.

SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Nine months ended September 30,
	2001	2000
	(Unaudited)
Operating activities
Net income (loss)	$(16,650)	$291,231
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	17,087	13,929
Amortization	11,190	7,759
Gain on disposal of discontinued operations	—	(288,454)
Deferred income taxes	(162)	335
(Gain) / loss on investments	(7,973)	3,051
Equity in net loss of affiliates	46,467	3,809
Minority interest in income of consolidated subsidiary	1,965	(2,796)
Other non-cash items	1,104	1,617
Changes in operating assets and liabilities:
Receivables	1,391	(17,163)
Tuition loans, net	(4,496)	(4,659)
Inventory, prepaid and other current assets	710	2,067
Payables and accrued expenses	(4,804)	(1,023)
Income taxes payable	(112,993)	(15,257)
Deferred revenue and other current liabilities	(11,966)	(4,703)

Net cash used in operating activities	(79,130)	(10,257)

Investing activities
Purchase of available-for-sale securities	(108,045)	(183,337)
Proceeds from sale or maturity of available-for-sale securities	251,118	2,033
Investment in and advances to affiliates and other investments	(35,728)	(43,279)
Purchase of property and equipment	(40,356)	(18,699)
Proceeds from sale of Prometric, net of closing costs	—	710,312
Cash paid for acquired businesses, net of cash received	(11,285)	(31,073)
Payment of contingent consideration for prior period acquisitions	(39,491)	(19,323)
Expenditures for deferred costs	(2,936)	(2,603)
Increase in other assets	(1,859)	(4,211)

Net cash provided by investing activities	11,418	409,820

Financing activities
Proceeds from exercise of options and warrants	15,010	458
Proceeds from issuance of common stock	—	785
Repurchases of common stock	—	(211,014)
Proceeds from issuance of debt	23,212	135,478
Payments on debt	(19,118)	(163,149)
Cash received from minority members of Sylvan Ventures	23,272	15,741
Increase in other long-term liabilities	736	—

Net cash provided by (used in) financing activities	43,112	(221,701)

Effect of subsidiary year-end change on cash and cash equivalents	—	(2,565)
Effect of exchange rate changes on cash	(1,453)	(2,049)

Net increase (decrease) in cash and cash equivalents	(26,053)	173,248
Cash and cash equivalents at beginning of period	116,490	18,995

Cash and cash equivalents at end of period	$90,437	$192,243

See accompanying notes to consolidated financial statements.

Sylvan Learning Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Unaudited

(Dollar and share amounts in thousands, except per share amounts)
September 30, 2001

Note 1—Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The traditional semester programs in the education industry, with a summer break, result in unusually large seasonality in the operating results of Sylvan Learning Systems, Inc. ("the Company"). The consolidated balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

Note 2—New Accounting Standards

    In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which was adopted effective January 1, 2001. Because of the Company's minimal use of derivatives, the adoption of the new standard did not have any effect on the Company's consolidated financial position and results of operations.

    In June 2001, the Financial Accounting Standards Board issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Under Statement No. 141, the pooling-of-interests method of accounting has been eliminated for all business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. Statement No. 141 also includes new criteria to recognize intangible assets separately from goodwill, and is effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. Under Statement No. 142, goodwill will no longer be amortized but will be subject to annual impairment tests for fiscal years beginning after December 15, 2001. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. The Company will perform the first of the required impairment tests of goodwill as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company. The Company has estimated that the impact of the non-amortization provisions of Statement No. 142 will be a decrease in amortization expense of approximately $19,300 in 2002, including approximately $7,000 related to the amortization of Sylvan Ventures equity method investments.

    In August 2001, the Financial Accounting Standards Board issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement No. 144 supersedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and provides a single accounting model for long-lived assets to be disposed of. The Company will apply the new rules on accounting for the impairment or disposal of long-lived assets beginning in the first quarter of 2002. The Company will perform an evaluation of the impairment of its long-lived assets as of January 1, 2002 and has not yet determined what effect the evaluation will have on the earnings and financial position of the Company.

Note 3—Discontinued Operations

    On October 6, 2000, the Company sold its English Language immersion business, Aspect ("Aspect"), for $19,794 in cash. The gain on the disposition recognized in the year ended December 31, 2000 was $22,353, which includes an income tax benefit of $3,047. The Company has estimated the domestic and foreign income taxes resulting from the sale based on the allocation of proceeds to subsidiaries that are parties to the transaction and the tax laws of the jurisdictions in which these subsidiaries operate, assuming that undistributed gains outside the United States will be reinvested outside the United States.

    On March 3, 2000, the Company sold its computer-based testing division, Sylvan Prometric ("Prometric"), for approximately $775,000 in cash. The gain on the disposition recognized in the year ended December 31, 2000 was approximately $288,454, net of income taxes of $136,762. The final proceeds from the sale may change based on contractual provisions that provide for certain adjustments to the sale price, including an adjustment for changes in working capital of Prometric between November 30, 1999 and March 3, 2000. The Company and the buyer have not completed the process required to provide for a final settlement of the sale proceeds. However, management believes that any future adjustments will be immaterial to the Company's financial position and results of operations. The Company has estimated the domestic and foreign income taxes resulting from the sale based on the allocation of proceeds to subsidiaries that are a party to the transaction and the tax laws of the jurisdictions in which these subsidiaries operate, assuming that undistributed gains outside the United States will be reinvested outside the United States.

    Summarized operating information of the Company's discontinued operations, including both Prometric and Aspect for the period owned in 2000, was as follows:

	Three months ended September 30, 2000	Nine months ended September 30, 2000
Revenues	$17,980	$75,898

Income (loss) before income taxes	1,903	(3,759)
Income tax expense	—	(163)

Net income (loss)	$1,903	$(3,922)

    Included in income (loss) from discontinued operations for the three and nine month periods ended September 30, 2000 is an allocation of corporate interest expense of $60 and $783, respectively, based upon a percentage of the net equity investment in discontinued operations to the net equity of the Company including the discontinued operations.

Note 4—Investments

Formation of Sylvan Ventures

    The Sylvan Ventures segment was established during the first quarter of 2000 to invest in and develop companies with emerging technology solutions for the education and training marketplace ("portfolio companies"). On June 30, 2000, affiliates of Apollo Management L.P. ("Apollo") and certain members of Sylvan's management ("management investors") joined the Company to form Sylvan Ventures, LLC, with total committed funds of $400,000. Of the $400,000 commitment, the Company has committed $285,000, including investments in portfolio companies valued at $65,000; Apollo has committed $100,000; and the management investors have committed $15,000. Upon formation, Sylvan Ventures issued common membership interests to Sylvan and the management investors and preferred membership interests to Apollo. Additionally, Sylvan Ventures authorized the granting of plan membership profit interests to members of management that entitle the recipients to receive an aggregate allocation of up to 20% of any cumulative net profits. As of September 30, 2001, plan membership profit interests have been granted to management for an aggregate allocation of approximately 15% of the cumulative net profits upon the occurrence of any profits interest event.

    In 2000, the membership agreement provided for the allocation of net losses to the common and preferred members on a pro rata basis, subject to certain limitations. Beginning January 1, 2001, net losses are being allocated on a pro rata basis only to the common membership interest holders until their capital account balances have been reduced to zero, at which time any losses will be allocated to Apollo until its capital account balance has been reduced to zero. Thereafter, any losses will be allocated on a pro rata basis to all membership interest holders. Any annual profits earned after January 1, 2001 will first be allocated to Apollo until it has recovered its 2000 allocated losses and then to the common membership interest holders to recover previously allocated losses. After all previously allocated losses have been recovered through profit allocations, any additional net profits will be allocated on a pro rata basis to all interest holders, including the plan membership profit interest holders. The preferred members also maintain a preferred position relating to cash distribution provisions of the membership agreement.

Consolidated Investments

    eSylvan, Inc. ("eSylvan") is a start-up organization formed to distribute the Company's learning center tutoring product to students at home via computer. Sylvan Ventures owns 85% of the common stock of eSylvan. eSylvan had not generated significant revenue through September 30, 2001, and its operating expenses have been included in the 2001 and 2000 consolidated statements of operations as a component of Sylvan Ventures' operating costs. Sylvan Ventures has committed additional funding of $8,733 as of September 30, 2001 for eSylvan development and operating costs in 2001. During 2001, eSylvan issued common stock representing a 15% ownership interest to franchisees of Sylvan Learning Centers to more fully leverage the relationship between center-based and online tutoring.

Investment in Affiliates (Equity Method Investments):

    The Company's investment in and advances to affiliates consist of investments in and loans to companies in the initial or early stages of development. These companies are frequently illiquid or experiencing cash flow deficits from operations. Further, investments are generally unsecured and subordinated to the claims of other creditors. Accordingly, the Company's investments in and advances to affiliates are subject to a high degree of investment and credit risk. The Company has made estimates of the recoverability of loans and advances to its affiliates, and due to the inherent uncertainty of the operations of these affiliates, it is possible that these estimates may change in the near term.

    Investments in and advances to affiliates consist principally of investments in common stock and preferred stock, as follows as of September 30, 2001 and December 31, 2000, respectively:

	September 30, 2001	Ownership Interest	December 31, 2000	Ownership Interest
Walden E-Learning, Inc.	$32,055	41%	$—	—
Chancery Software Limited	8,076	42%	14,224	42%
iLearning, Inc.	2,202	27%	5,568	29%
EdVerify, Inc.	2,034	33%	—	—
Mindsurf, Inc.	—	47%	1,109	47%
HigherMarkets, Inc.	—	31%	6,694	31%
Classwell Learning Group, Inc.	—	—	13,045	42%
Caliber Learning Network, Inc.	—	—	15,123	34%
Other	261	—	2,236	—

Total	$44,628		$57,999

    Sylvan Ventures' equity in net losses related to the investments in affiliates for the three month and nine month periods ended September 30, 2001 was $10,830 and $46,204, respectively. At September 30, 2001, the difference between the carrying amount of equity method investments and the amount of underlying equity in net assets of these investments was $29,645. This amount is being amortized for each investment primarily over a three-year period as a component of the Company's allocable share of income or loss. For the three month and nine month periods ended September 30, 2001, equity in net loss of affiliates includes amortization of $2,128 and $7,106, respectively. Under the provisions of Statement No. 142 (see Note 2), this goodwill related to equity method investments will no longer be amortized, effective January 1, 2002.

    On September 11, 2001 Sylvan Ventures recognized a gain of $24,724 upon the sale of its 42% stake in Classwell Learning Group, Inc. Total proceeds of $31,807 were recorded as a receivable on September 30, 2001, and were subsequently received by Sylvan Ventures on October 5, 2001.

    The tables below include summarized financial data and results of operations of those affiliates in which Sylvan Ventures has an equity method investment.

	September 30, 2001	December 31, 2000
Current assets	$27,748	$44,420
Other assets	51,310	67,191
Current liabilities	26,538	37,902
Long-term and other liabilities	14,360	7,149
Redeemable convertible preferred stock	62,492	77,643
	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
Net sales	$12,607	$5,982	$39,252	$17,133
Gross profit	6,962	4,422	25,440	11,861
Net loss	(14,060)	(8,440)	(74,562)	(22,582)

Loss on Investment

    The loss on investment was prompted by Caliber Learning Network, Inc.'s ("Caliber") filing for Chapter 11 bankruptcy protection on June 15, 2001. The Sylvan Ventures investment in Caliber of $2,931 was reduced to $0 upon recording its allocable share of losses related to Caliber prior to the bankruptcy proceedings, which is included in "Equity in net loss of affiliates". Additionally, the Company recorded a loss on investment of $14,231 in the three month period ended June 30, 2001. This charge consists of the reserve for notes receivable and advances to Caliber of $7,497, as well as the accrual of a $6,734 estimated liability relating to the Company's guarantee of certain non-cancelable Caliber lease obligations and other Caliber related liabilities incurred by the Company. Due to the uncertainties surrounding the bankruptcy proceedings and the ultimate settlement of Caliber's lease and other liabilities, it is possible that the Company's loss estimate may change prior to finalization.

Note 5—Due to Shareholders of Acquired Companies and Other Contingencies

    Due to shareholders of acquired companies consists of the following amounts payable in cash:

	September 30, 2001	December 31, 2000
Amounts payable to former shareholders of Canter	$—	$13,145
Amounts payable to former shareholders of Les Roches	621	—
Amounts payable to former shareholders of Prometric	3,050	3,050
Amounts payable to former shareholders of WSI franchises	4,700	12,000
Amounts payable to former shareholders of UDLA	—	12,000

	$8,371	$40,195

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

    The Company has entered into agreements with certain franchisees of Sylvan Learning Centers and Wall Street Institute that allow the franchisees to require the Company to repurchase the centers at a predetermined multiple of operating results if specified operating results thresholds are achieved. When the Company can assess the likelihood of this repurchase right being exercised and the amount of the related commitment to purchase the center, such obligation will be disclosed.

Note 6—Income Taxes

    The tax provisions for the nine month periods ended September 30, 2001 and 2000 were based on the estimated effective tax rates applicable for the full years, after giving effect to significant unusual items related specifically to the interim periods. The Company's income tax provisions for all periods consist of federal, state, and foreign income taxes. The Company's overall effective tax rate was 37% for the nine months ended September 30, 2001. This rate represents the blended rate computed after taking into account the impact of Sylvan Ventures on the Company's results. Due to the volatility of Sylvan Ventures' income and losses, the Company's consolidated rate may fluctuate from quarter to quarter. However, on a full year basis the Company estimates that the effective income tax rate, excluding Sylvan Ventures, and Sylvan Ventures for the year ended December 31, 2001 will be 34% and 35%, respectively. Fluctuations in the magnitude and timing of the tax impact of Sylvan Ventures' financial results may cause the Company's consolidated effective income tax rate to vary substantially from the statutory rate.

    The Company's effective income tax rate from continuing operations in 2000 was significantly affected by its inability to utilize tax benefits from certain investment losses of Sylvan Ventures, the impact of minority interests and the timing of recognition of corporate level tax benefits from subsidiary losses. Because of these factors, the 2000 effective tax rate varied substantially from the statutory rate.

    At September 30, 2001, undistributed earnings of non-U.S. subsidiaries totaled $75,930. Deferred tax liabilities have not been recognized for these undistributed earnings because it is management's intention to reinvest such undistributed earnings outside of the U.S. If all undistributed earnings were remitted to the U.S., the amount of incremental U.S. federal income taxes, net of foreign tax credits, would be approximately $20,000.

Note 7—Stockholders' Equity

    The components of stockholders' equity are as follows:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2000	$373	$205,343	$360,232	$(12,685)	$553,263
Options exercised for purchase of 1,325 shares of common stock, including income tax benefit of $5,874	13	20,871			20,884
Issuance of 29 shares of common stock in connection with the employee stock purchase plan		404			404
Other equity activity		383			383
Comprehensive income (loss):
Net loss for the nine months ended September 30, 2001			(16,650)		(16,650)
Unrealized loss on available-for-sale securities				(47)	(47)
Foreign currency translation adjustment				(5,275)	(5,275)

Total comprehensive loss					(21,972)

Balance at September 30, 2001	$386	$227,001	$343,582	$(18,007)	$552,962

Note 8—Comprehensive Income (Loss)

    The components of comprehensive income (loss), net of related income taxes, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
Net income (loss)	$8,369	$(1,434)	$(16,650)	$291,231
Unrealized gain (loss) on available-for-sale securities	157	2,695	(47)	(3,033)
Foreign currency translation adjustment	9,446	(10,784)	(5,275)	(16,850)

Comprehensive income (loss)	$17,972	$(9,523)	$(21,972)	$271,348

Note 9—Earnings (Loss) Per Share

    The following table summarizes the computations of basic and diluted earnings (loss) per common share:

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
Numerator used in basic earnings (loss) per common share:
Income (loss) from continuing operations	$8,369	$(3,337)	$(16,650)	$6,699
Income (loss) from discontinued operations, net of tax	—	1,903	—	(3,922)
Gain on disposal of discontinued operations, net of tax	—	—	—	288,454

Net income (loss)	$8,369	$(1,434)	$(16,650)	$291,231

Numerator used in diluted earnings (loss) per common share:
Income (loss) from continuing operations	$8,369	$(3,337)	$(16,650)	$6,699
Add: Interest expense from assumed conversion of convertible debentures, net of tax	825	—	—	825

Income (loss) from continuing operations, after assumed conversion of convertible debentures	9,194	(3,337)	(16,650)	7,524
Income (loss) from discontinued operations, net of tax	—	1,903	—	(3,922)
Gain on disposal of discontinued operations, net of tax	—	—	—	288,454

	$9,194	$(1,434)	$(16,650)	$292,056

Denominator:
Weighted average common shares outstanding	38,472	41,084	37,937	45,667
Net effect of dilutive stock options based on treasury stock method using average market price	1,726	—	—	689
Effect of convertible debentures	6,355	—	—	2,142

Weighted average common shares outstanding and additional dilution from common stock equivalents	46,553	41,084	37,937	48,498

Earnings (loss) per common share, basic:
Income (loss) from continuing operations	$0.22	$(0.08)	$(0.44)	$0.15
Income (loss) from discontinued operations, net of tax	—	0.05	—	(0.09)
Gain on disposal of discontinued operations, net of tax	—	—	—	6.32

Net income (loss)	$0.22	$(0.03)	$(0.44)	$6.38

Earnings (loss) per common share, diluted:
Income (loss) from continuing operations	$0.20	$(0.08)	$(0.44)	$0.15
Income (loss) from discontinued operations, net of tax	—	0.05	—	(0.08)
Gain on disposal of discontinued operations, net of tax	—	—	—	5.95

Net income (loss)	$0.20	$(0.03)	$(0.44)	$6.02

    Stock options and the convertible debentures were not dilutive for the three month period ended September 30, 2000 and the nine month period ended September 30, 2001 as the Company reported a net loss from continuing operations.

Note 10—Contingencies

    On November 18, 1996, ACT, Inc. filed suit against the Company alleging that the Company violated federal antitrust laws and committed various state law torts in connection with the operations of its computer-based testing operations and in obtaining a testing services contract from the National Association of Securities Dealers ("NASD"). The trial court has granted the Company's motion for summary judgment and ACT, Inc. has filed its appeal of the decision to the U.S. Court of Appeals for the Eighth Circuit. Management is unable to predict the ultimate outcome of the appeal, but believes that the ultimate resolution of the matter will not have a material effect on the Company's consolidated financial position.

    On November 18, 1998, James Jinsoo and Christine Choi filed suit against the Company seeking damages and recission under the Development Agreement they had entered into for Korea in 1995 and which had been terminated by the Company due to their default under the Development Agreement. The dispute was submitted to arbitration pursuant to the terms of the Agreement. On July 10, 2001 the arbitration panel found in favor of the Company on all substantive issues raised by the Chois. The only amount the arbitrators assessed to the Company was $108, which had been paid by the Chois in fees and expenses for the arbitration.

    The Company is subject to other legal actions arising in the ordinary course of its business. In management's opinion, the Company has adequate legal defenses and/or insurance coverage with respect to the eventuality of such actions and does not believe any settlement would materially affect the Company's financial position.

Note 11—Business Segment Information

    As of July 1, 2001, the Company realigned several of its business segments to emphasize the Company's focus on increasing its presence in the post-secondary education and online education markets. The new segments are K-12 Education Services (comprised of Sylvan Learning Centers and the Sylvan at School and Career Starters operations of the business formerly referred to as Sylvan Education Solutions), Online Higher Education (comprised of Canter and Associates and Sylvan Teacher Institute, both previously reported as part of Sylvan Education Solutions), International

Universities, English Language Instruction, and Sylvan Ventures. All segment information has been reclassified to conform to the new presentation.

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
Operating revenues:
K-12 Education Services	$38,143	$34,262	$139,464	$122,428
Online Higher Education	12,756	9,958	31,194	26,588
International Universities	42,327	4,200	147,900	32,608
English Language Instruction	14,523	11,549	40,032	36,113
Sylvan Ventures	—	—	—	—

	$107,749	$59,969	$358,590	$217,737

Segment profit (loss):
K-12 Education Services	$7,083	$7,145	$28,161	$23,725
Online Higher Education	3,286	2,826	6,288	5,457
International Universities	1,565	(3,575)	12,857	(782)
English Language Instruction	80	346	1,141	2,289
Sylvan Ventures	7,233	(10,192)	(41,246)	(15,890)

	$19,247	$(3,450)	$7,201	$14,799

	September 30, 2001	December 31, 2000
Segment assets:
K-12 Education Services	$110,575	$112,008
Online Higher Education	102,335	93,643
International Universities	257,918	239,166
English Language Instruction	150,137	135,857
Sylvan Ventures	98,411	82,006

	$719,376	$662,680

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

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
Total profit (loss) for reportable segments	$19,247	$(3,450)	$7,201	$14,799
Corporate general and administrative expense	(5,643)	(4,620)	(17,530)	(13,987)
Other income (expense) and minority interest, net	(999)	6,340	(16,017)	11,367

Income (loss) from continuing operations before income taxes	$12,605	$(1,730)	$(26,346)	$12,179

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

    Sylvan Learning Systems, Inc. ("the Company" or "Sylvan") is a leading international provider of educational services to families and schools. The Company provides lifelong educational services through five separate business segments. As of July 1, 2001, the Company realigned several of its business segments to emphasize the Company's focus on increasing its presence in the post-secondary education and online education markets. The new segments are K-12 Education Services (comprised of Sylvan Learning Centers and the Sylvan at School and Career Starters operations of the business formerly referred to as Sylvan Education Solutions), Online Higher Education (comprised of Canter and Associates and Sylvan Teacher Institute, both previously reported as a part of Sylvan Education Solutions), International Universities, English Language Instruction, and Sylvan Ventures. All segment information has been reclassified to conform to the new presentation.

    The K-12 Education Services ("K-12") segment includes the operations of Sylvan Learning Centers, which designs and delivers individualized tutorial programs to school-aged children through franchised and Company-owned learning centers; Schülerhilfe, a major provider of tutoring services in Germany; and Sylvan Education Solutions, which principally provides educational programs to students of public and non-public school districts through contracts funded by Title I and state-based programs. The Online Higher Education ("OHE") segment provides professional development and graduate degree programs to teachers through Canter and Associates and Sylvan Teacher Institute. The International Universities ("IU") segment owns or maintains controlling interests in four private, for-profit universities located in Spain, Switzerland, Mexico and Chile. The English Language Instruction segment consists of the operations of Wall Street Institute ("WSI"), a European-based franchiser and operator of learning centers that teach the English language in a post-secondary market. The Sylvan Ventures segment invests in and develops companies that are creating emerging technology solutions for the education marketplace.

    Consistent with the stated goal of focusing resources and management efforts on the core business of educational services, and in order to fund expansion of technology applications in educational services, in 2000 the Company consummated the sale of Prometric, a computer-based testing business, and Aspect Language Schools ("Aspect"), an English Language immersion business. Unless specifically noted, all discussion of financial results excludes the results of Prometric and Aspect except as disclosed as discontinued operations.

Results of Operations

    Sylvan generates revenues from four of its business segments: K-12 Education Services, which primarily earns franchise royalties, franchise sales fees, Company-owned learning center revenues and contract-based revenues from providing supplemental remedial education services to public and non-public schools; Online Higher Education, which primarily earns revenues from providing teacher training services; International Universities, which earns tuition and dormitory fees paid by the students of Universidad Europea de Madrid CEES ("UEM"), Swiss Hotel Association Hotel Management School Les Roches ("Les Roches"), Universidad del Valle de Mexico ("UVM") and Universidad de Las Americas ("UDLA"); and English Language Instruction, which primarily earns franchise royalties, Company-owned center revenue and franchise sales fees. Sylvan Ventures has not generated material revenues since its inception in 2000, but costs have been incurred to oversee and develop its investments.

    The following table sets forth the percentage relationships of operating revenues and direct costs for each business segment, as well as certain income statement line items expressed as a percentage of total revenues for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
Revenues:
K-12 Education Services	35%	57%	39%	56%
Online Higher Education	12%	17%	9%	12%
International Universities	39%	7%	41%	15%
English Language Instruction	14%	19%	11%	17%

Total revenues	100%	100%	100%	100%
Direct costs:
K-12 Education Services	29%	45%	31%	45%
Online Higher Education	9%	12%	7%	10%
International Universities	38%	13%	37%	15%
English Language Instruction	13%	19%	11%	16%

Total direct costs	89%	89%	86%	86%
General and administrative expenses	5%	8%	5%	6%
Sylvan Ventures operating costs	4%	9%	5%	5%

Operating income (loss)	2%	(6%)	4%	3%
Non-operating (expense) income (including
equity in net loss of Ventures affiliates)	10%	3%	(11%)	3%

Income (loss) from continuing operations	12%	(3%)	(7%)	6%
Income tax benefit (expense)	(4%)	(3%)	3%	(3%)

Income (loss) from continuing operations	8%	(6%)	(4%)	3%

Comparison of results for the three months ended September 30, 2001 to results for the three months ended September 30, 2000.

    Revenues.  Total revenues from continuing operations increased by $47.7 million, or 80%, to $107.7 million for the three months ended September 30, 2001 (the "2001 fiscal quarter") from $60.0 million for the three months ended September 30, 2000 (the "2000 fiscal quarter"). Included in total revenues for the 2001 fiscal quarter were $37.5 million of revenues from UVM and UDLA, which were acquired in the fourth quarter of 2000. Total revenues increased 17%, excluding the increase due to the UVM and UDLA acquisitions. This revenue increase was driven primarily by growth in the Online Higher Education segment and acquisitions of learning centers in the K-12 Education Services and English Language Instruction segments.

    K-12 Education Services revenue increased by $3.9 million, or 11%, to $38.1 million for the 2001 fiscal quarter compared to the 2000 fiscal quarter. Franchise royalties increased by $0.3 million, or 5%, in 2001 as a result of a net increase of 38 new learning centers opened after September 30, 2000 and increases in same center revenue. Revenues from Company-owned learning centers increased $2.5 million, or 17%, to $17.4 million during the 2001 fiscal quarter. Same center revenues increased 8%, or $1.2 million, with the remaining revenue increase of $1.3 million generated from five Company-owned centers acquired from franchise owners and three new centers opened during the past year.

International revenues, primarily Schülerhilfe, increased by $0.3 million, or 12%, in the 2001 fiscal quarter compared to the 2000 fiscal quarter. The remaining revenue increase of $0.6 million for the 2001 fiscal quarter compared to the 2000 fiscal quarter relates to other franchise services. Contract-based revenue increased by $0.2 million, or 2%, to $8.5 million in the 2001 fiscal quarter compared to the 2000 fiscal quarter due to a higher number of school contracts. Operating revenue for K-12 Education Services represents 35% of total revenues of the Company for the 2001 fiscal quarter.

    Online Higher Education revenue increased by $2.8 million, or 28%, to $12.8 million for the 2001 fiscal quarter compared to the 2000 fiscal quarter. Canter teacher-training revenue increased by $2.7 million, or 29%, to $12.2 million in the 2001 fiscal quarter compared to the 2000 fiscal quarter. The Canter revenue increase is due to greater product demand, particularly the distance learning masters program. Sylvan Teacher Institute revenue increased by $0.1 million, or 17%, to $0.6 million in the 2001 fiscal quarter compared to the 2000 fiscal quarter. The increase is due to Sylvan Teacher Institute contracts signed after September 30, 2000. Operating revenue for Online Higher Education represents 12% of total revenues of the Company for the 2001 fiscal quarter.

    International Universities revenue for the 2001 fiscal quarter increased $38.1 million to $42.3 million, compared to the 2000 fiscal quarter. Revenue increased $37.5 million due to the acquisitions of controlling interests in UVM in Mexico and UDLA in Chile, which occurred in December 2000 and are, therefore, not included in revenue for the 2000 fiscal quarter. Revenue growth at UEM in Spain and Les Roches in Switzerland was $0.6 million, or 15%, to $4.8 million in the 2001 fiscal quarter due primarily to enrollment increases, increased tuition and the expansion of programs offered. Revenues in the 2001 fiscal quarter are lower than previous quarters in 2001 as a result of semester breaks at UEM and UVM, which are the largest universities in the network. Operating revenue for International Universities represents 39% of total revenues of the Company for the 2001 fiscal quarter.

    English Language Instruction revenue increased by $3.0 million, or 26%, to $14.5 million for the 2001 fiscal quarter compared to the 2000 fiscal quarter. The revenue increase resulted primarily from the acquisition of centers in Italy, Argentina, Brazil and Portugal. Tuition revenue increases were also achieved in existing Company-owned centers in Italy. Operating revenue for English Language Instruction represents 14% of total revenues of the Company for the 2001 fiscal quarter.

    Direct Costs.  Total direct costs of revenues, excluding Sylvan Ventures, increased $42.5 million, or 80%, to $95.7 million for the 2001 fiscal quarter from $53.2 million for the 2000 fiscal quarter. Included in direct costs in the 2001 fiscal quarter were $32.4 million of costs of UVM and UDLA, which were acquired in the fourth quarter of 2000. Total direct costs increased $10.1 million, or 19%, excluding the costs related to UVM and UDLA. Direct costs as a percentage of total revenues were 89% in the 2001 fiscal quarter, consistent with the 2000 fiscal quarter.

    K-12 Education Services expenses increased $3.9 million to $31.0 million, or 81% of K-12 Education Services revenue for the 2001 fiscal quarter, compared to $27.1 million, or 79% of K-12 Education Services revenue for the 2000 fiscal quarter. Approximately $2.7 million of the 2001 fiscal quarter increase relates to expenses incurred in Company-owned learning centers due to the acquisition of franchised learning centers and costs associated with higher revenues at existing Company-owned centers. International expenses increased $0.9 million, consisting of increased Schülerhilfe costs of $0.5 million and an increase of $0.4 million related to international development in the United Kingdom and France. $0.5 million of the cost increase for the 2001 fiscal quarter relates to higher franchise support costs compared to the 2000 fiscal quarter. Contract-based expenses decreased by $0.1 million to $7.6 million, compared to $7.7 million for the 2000 fiscal quarter.

    Online Higher Education expenses increased by $2.4 million to $9.5 million, or 74% of OHE revenue for the 2001 fiscal quarter, compared to $7.1 million, or 72% of OHE revenue for the 2000 fiscal quarter. The increase in expenses as a percentage of revenue for the 2001 fiscal quarter is primarily due to the acquisition of OnlineLearning.net, effective July 1, 2001, which generates lower margin revenue in the 2001 fiscal quarter.

    International Universities expenses for the 2001 fiscal quarter increased $33.0 million to $40.8 million, compared to the 2000 fiscal quarter. This increase in expenses is primarily due to the acquisition of controlling interests in UVM in Mexico and UDLA in Chile in December 2000. Comparison of operating expenses as a percentage of revenues between fiscal years is not meaningful due to the timing of these acquisitions. The timing of summer semester breaks results in significant seasonal fluctuations in operating results based primarily on the geographical location of the individual university. Revenues and direct instructional expenses are recorded during the period that classes are in session; however, certain basic operating and marketing expenses continue during the semester break, which distorts comparisons of expenses as a percentage of revenues.

    English Language Instruction expenses increased $3.2 million to $14.4 million, or 99% of English Language Instruction revenues for the 2001 fiscal quarter compared to $11.2 million, or 97% of English Language Instruction revenues for the 2000 fiscal quarter. The increase in expenses as a percentage of revenue is the result of higher costs related to the acquisition of additional franchise centers and costs related to continued international expansion. Decreases in Company-owned center revenues in one mature market are also responsible for the increase in costs as a percentage of revenues.

    Other Expenses.  General and administrative expenses increased by $1.0 million in the 2001 fiscal quarter compared to the 2000 fiscal quarter. The increase is primarily due to a decrease in the allocation to third parties of certain administrative costs in 2001 and the additional costs of overseeing the international expansion of the Company. General and administrative expenses decreased to 5% of total revenues in the 2001 fiscal quarter, compared to 8% of revenues in the 2000 fiscal quarter due to cost controls and the strong revenue expansion in the 2001 fiscal quarter.

    Sylvan Ventures operating costs decreased by $1.1 million to $4.8 million for the 2001 fiscal quarter, compared to $5.9 million for the 2000 fiscal quarter. Operating costs of eSylvan, a subsidiary of Sylvan Ventures, decreased $0.9 million to $2.9 million for the 2001 fiscal quarter compared to the 2000 fiscal quarter. This decrease is the result of the continuous effort by eSylvan to enhance the efficiencies of its operations, in addition to reducing costs associated with content development and research and development in the 2001 fiscal quarter compared to 2000 fiscal quarter. Sylvan Ventures decreased management expenses by $0.2 million to $1.9 million for the 2001 fiscal quarter primarily due to decreased costs associated with the research, evaluation and management of new and current portfolio companies in the 2001 fiscal quarter compared to the 2000 fiscal quarter. The decrease in management costs of Sylvan Ventures was offset partially by costs incurred in the early stages of a number of new start-up projects, which are reported in operating costs.

    Sylvan Ventures' equity in net losses of affiliates increased by $9.6 million to $10.8 million for the 2001 fiscal quarter, compared to $1.2 million for the 2000 fiscal quarter. This increase is the result of losses associated with a greater number of portfolio investments owned in 2001 by Sylvan Ventures in comparison to the 2000 fiscal quarter. These losses relate to Sylvan Ventures' share of operating losses generated by the early stage enterprises in the investment portfolio and the amortization of the difference between the initial carrying amount of equity method investments and the underlying equity in net assets of these investments at the time of purchase. Sylvan Ventures investment income of $22.8 million consists primarily of the $24.7 million gain on the sale of its Classwell investment, partially offset by certain impairment charges related to portfolio investments.

    Other non-operating items decreased by $4.4 million for the 2001 fiscal quarter compared to the 2000 fiscal quarter. The decrease is primarily attributable to a decrease in interest income of $4.6 million and an increase in minority interest expense of $2.0 million, partially offset by a

$2.2 million decrease in foreign currency exchange loss. The increased minority interest expense results from the strong operating performance of the universities in which the International Universities segment maintains a controlling interest. The decrease in the exchange loss is due to a loss of $3.1 million that was incurred in the 2000 fiscal quarter on the settlement of a forward exchange contract entered into to protect against fluctuations in local currency related to the UVM acquisition that was pending in the 2000 fiscal quarter.

    The Company's effective tax rate was 34% for the 2001 fiscal quarter. This reported effective income tax rate differs from the U.S. federal statutory tax rate due to the impact of state income taxes, minority interests, foreign income taxed at lower rates and the inability to utilize tax benefits from certain investment losses of Sylvan Ventures. On a full year basis, the Company estimates that its effective income tax rate for the Company's (excluding Sylvan Ventures) and Sylvan Ventures' operations for the year ending December 31, 2001 will be 34% and 35%, respectively.

    Income (loss) from Continuing Operations.  Income from continuing operations increased by $11.7 million, to income of $8.4 million for the 2001 fiscal quarter. The increase is primarily the result of the gain on the sale of Sylvan Ventures' investment in Classwell of $24.7 million and improved operating performance of $5.4 million. This increase was partially offset by a decrease in interest and other income of $2.4 million, an increase in Sylvan Ventures related costs of $8.5 million, a $4.9 million increase in minority interest share of operating results and additional income tax expense of $2.6 million.

Comparison of results for the nine months ended September 30, 2001 to results for the nine months ended September 30, 2000

    Revenues.  Total revenues from continuing operations increased by $140.9 million, or 65%, to $358.6 million for the nine months ended September 30, 2001 (the "2001 fiscal nine month period") from $217.7 million for the nine months ended September 30, 2000 (the "2000 fiscal nine month period"). Included in total revenues for the 2001 fiscal nine month period were $105.3 million of revenues from UVM and UDLA, which were acquired in the fourth quarter of 2000. Total revenues increased 16%, excluding the increase due to the UVM and UDLA acquisitions.

    K-12 Education Services revenue increased by $17.0 million, or 14%, to $139.5 million for the 2001 fiscal nine month period compared to the 2000 fiscal nine month period. Franchise royalties increased by $2.1 million, or 13%, in 2001 as a result of a net increase of 38 new learning centers opened after September 30, 2000, and a 9% increase in same center revenue. Revenues from Company-owned learning centers increased $9.8 million, or 25%, to $48.8 million during the 2001 fiscal nine month period. Same center revenues increased 8%, or $3.0 million, and additional revenue of $3.1 million was generated from five Company-owned centers acquired from franchise owners and three new centers opened during the past year. The remaining revenue increase is due to the acquisition of Ivy West, an SAT preparation company based in California, which occurred in May 2000. The Ivy West acquisition resulted in increased revenue of $3.7 million for the 2001 fiscal nine month period. International revenues, primarily Schülerhilfe, increased by $0.6 million, or 6%, in the 2001 fiscal nine month period compared to the 2000 fiscal nine month period. Other franchise service revenues generated the remaining revenue increase of $1.2 million for 2001. Contract-based revenue increased by $3.3 million, or 7%, to $51.0 million in the 2001 fiscal nine month period compared to the 2000 fiscal nine month period due to new contracts signed since September 30, 2000. Operating revenue for K-12 Education Services represents 39% of total revenues of the Company for the 2001 fiscal nine month period.

    Online Higher Education revenue increased by $4.6 million, or 17%, to $31.2 million for the 2001 fiscal nine month period compared to the 2000 fiscal nine month period. Canter teacher-training revenue increased $4.4 million to $29.5 million during the 2001 fiscal nine month period compared to the 2000 fiscal nine month period. Canter's revenue increase is due to greater demand for its products, particularly the distance learning masters program. Sylvan Teacher Institute revenue increased by $0.2 million, or 11%, to $1.7 million in the 2001 fiscal nine month period compared to the 2000 fiscal nine month period. The increase is due to additional Sylvan Teacher Institute contracts signed since September 30, 2000. Operating revenue for Online Higher Education represents 9% of total revenues of the Company for the 2001 fiscal nine month period.

    International Universities revenue for the 2001 fiscal nine month period increased $115.3 million, to $147.9 million, compared to the 2000 fiscal nine month period. Revenue increased $112.8 million due to the acquisitions of controlling interests in Les Roches in Switzerland (acquired in July 2000), UVM in Mexico (acquired in December 2000) and UDLA in Chile (acquired in December 2000). Revenue growth at UEM in Spain of $2.5 million, or 9%, to $32.2 million for the 2001 fiscal nine month period resulted from increased enrollment, new program offerings and tuition increases. Operating revenues for International Universities represents 41% of total revenues of the Company for the 2001 fiscal nine month period.

    English Language Instruction revenue increased by $3.9 million, or 11%, to $40.0 million for the 2001 fiscal nine month period compared to the 2000 fiscal nine month period. The revenue increase comes from the acquisition of centers in Italy, Argentina, Brazil and Portugal. Tuition revenue increases in existing Company-owned centers in Italy and revenue from sales to corporations also contributed to the improvement in revenues. Operating revenue for English Language Instruction represents 11% of total revenues of the Company for the 2001 fiscal nine month period.

    Direct Costs.  Total direct costs of revenues, excluding Sylvan Ventures, increased $123.1 million, or 66%, to $310.1 million for the 2001 fiscal nine month period from $187.0 million for the 2000 fiscal nine month period. Included in direct costs in the 2001 fiscal nine month period were $92.7 million of costs of UVM and UDLA, which were acquired in the fourth quarter of 2000. Total direct costs increased $30.4 million, or 16%, excluding the costs related to UVM and UDLA. Direct costs as a percentage of total revenues were 86% in the 2001 fiscal nine month period consistent with the 2000 fiscal nine month period.

    K-12 Education Services expenses increased $12.6 million to $111.3 million, or 80% of K-12 Education Services revenue for the 2001 fiscal nine month period, compared to $98.7 million, or 81% of K-12 Education Services revenue for the 2000 fiscal nine month period. Approximately $6.0 million of the increase for the 2001 fiscal nine month period relates to expenses incurred in Company-owned learning centers due to the acquisition of franchised learning centers since September 2000 and costs associated with higher revenues at existing Company-owned centers. The timing of the Ivy West acquisition resulted in $3.1 million of increased cost during 2001 fiscal nine month period. International expenses increased $1.1 million, consisting of increased Schülerhilfe costs of $0.6 million and $0.5 million related to international development in the United Kingdom and France. $0.6 million of the increase relates to increased franchise support costs compared to the 2000 fiscal nine month period. Contract-based expenses increased by $1.7 million to $43.7 million, or 86% of revenue for the 2001 fiscal nine month period, compared to $42.0 million or 87% of revenue for the 2000 fiscal nine month period. This decrease in contract-based expenses as a percentage of revenue for the 2001 fiscal nine month period is primarily due to the increase in higher margin products sold during the 2001 fiscal nine month period and better cost controls.

    Online Higher Education expenses increased by $3.8 million to $24.9 million, or 80% of OHE revenue for the 2001 fiscal nine month period, compared to $21.1 million or 79% of OHE revenue for the 2000 fiscal nine month period. The increase in expenses as a percentage of revenue for the 2001 fiscal nine month period is primarily due to the acquisition of OnlineLearning.net, effective July 1, 2001, which has three months of lower margin revenue in the 2001 fiscal nine month period.

    International Universities expenses for the 2001 fiscal nine month period increased $101.6 million to $135.0 million, or 91% of International Universities revenues for the 2001 fiscal nine month period compared to $33.4 million, or 102% of International Universities revenues for the 2000 fiscal nine month period. This increase in expenses is primarily due to the timing of acquisitions of Les Roches in Switzerland (acquired in July 2000), UVM in Mexico (acquired in December 2000) and UDLA in Chile (acquired in December 2000). The decrease in expenses as a percentage of revenues for the 2001 fiscal nine month period is primarily due to improved operating margin performance at UEM in Spain, high margins at Les Roches and UDLA, strong operating performance at UVM and management's efforts to control divisional overhead costs while expanding the university network.

    English Language Instruction expenses increased $5.1 million to $38.9 million, or 97% of WSI revenues for the 2001 fiscal nine month period compared to $33.8 million, or 94% of English Language Instruction revenues for the 2000 fiscal nine month period. The increase in expenses as a percentage of revenue is the result of higher costs related to the acquisition of additional franchise centers and costs related to continued international expansion. Decreases in Company-owned center revenues in one mature market are also responsible for the increase in costs as a percentage of revenues.

    Other Expenses.  General and administrative expenses increased by $3.5 million in the 2001 fiscal nine month period compared to the 2000 fiscal nine month period. The increase was primarily due to a decrease in the allocation to third parties of certain administrative costs in 2001 and the additional costs of directing the international expansion of the Company. General and administrative expenses decreased to 5% of total revenues in the 2001 fiscal nine month period compared to 6% of revenues in the 2000 fiscal nine month period due to strong revenue expansion in the 2001 fiscal nine month period.

    Sylvan Ventures operating costs increased by $6.7 million to $17.2 million for the 2001 fiscal nine month period compared to $10.5 million for the 2000 fiscal nine month period. Operating costs of eSylvan, a subsidiary of Sylvan Ventures, increased $2.9 million to $10.1 million for the 2001 fiscal nine month period. This increase is primarily due to increased expenses needed to advance the development of eSylvan's Internet-based tutoring service for a full nine month period in 2001 compared to the 2000 fiscal nine month period, in which development costs were systematically increased throughout the nine month period. Sylvan Ventures increased management expenses by $3.9 million to $7.1 million for the 2001 fiscal nine month period compared to the 2000 fiscal nine month period. Management expenses relate to the costs associated with the research, development and management of the Sylvan Ventures portfolio. The increase in 2001 is the result of a full nine months of operations in the 2001 fiscal nine month period versus the 2000 fiscal nine month period, in which costs were systematically increased over only a six month period as additional portfolio investments were purchased.

    Sylvan Ventures' equity in net losses of affiliates increased by $43.9 million to $46.2 million for the 2001 fiscal nine month period compared to $2.3 million for the 2000 fiscal nine month period. This increase is due to losses associated with a full nine months of activity in 2001 related to investments made after June 2000. Additionally, Sylvan Ventures owned a greater number of investments at the end of the third quarter of 2001 than at the end of the third quarter of 2000. These losses relate to Sylvan Ventures' share of operating losses generated by the early stage enterprises in the investment portfolio and the amortization of the difference between the initial carrying amount of equity method investments and the underlying equity in net assets of these investments at the time of purchase.

    Sylvan Ventures investment income of $22.2 million consists primarily of the $24.7 million gain on the sale of its Classwell investment, partially offset by certain impairment charges related to portfolio investments. Minority interests' share of Sylvan Ventures losses totaled $3.1 million for the 2001 fiscal nine month period.

    The loss on investment was prompted by Caliber Learning Network, Inc.'s ("Caliber") filing for Chapter 11 bankruptcy protection on June 15, 2001. The Sylvan Ventures investment in Caliber of

$2.9 million was reduced to $0 upon recording its allocable share of losses related to Caliber prior to the bankruptcy proceedings, which is included in "Equity in net loss of affiliates". Additionally, the Company recorded a loss on investment of $14.2 million in the 2001 fiscal nine month period. This charge consists of the reserve for notes receivable and advances to Caliber of $7.5 million, as well as the accrual of a $6.7 million estimated liability relating to the Company's guarantee of certain non-cancelable Caliber lease obligations and other Caliber related liabilities incurred by the Company. Due to the uncertainties surrounding the bankruptcy proceedings and the ultimate settlement of Caliber's lease and other liabilities, it is possible that the Company's loss estimate may change prior to finalization.

    Other non-operating items decreased by $13.3 million for the 2001 fiscal nine month period compared to the 2000 fiscal nine month period. The decrease is largely attributable to a decrease in interest income of $9.3 million, an increase in interest expense of $2.1 million and an increase in minority interest expense of $4.9 million, partially offset by a $2.3 million decrease in foreign currency exchange loss. The increased minority interest expense is generated from strong operating performance of the universities in which the International Universities segment maintains a controlling interest. The decrease in the exchange loss is due to a loss of $3.1 million that was incurred in the 2000 fiscal nine month period on the settlement of a forward exchange contract acquired to protect against fluctuations in local currency related to the UVM acquisition that was pending in the 2000 fiscal nine month period.

    The Company's effective tax rate was 37% for the 2001 fiscal nine month period. This reported effective income tax rate differs from the U.S. federal statutory tax rate due to the impact of state income taxes, minority interests, foreign income taxed at lower rates and the inability to utilize tax benefits from certain investment losses of Sylvan Ventures. On a full year basis, the Company estimates that its effective income tax rate for the Company's (excluding Sylvan Ventures) and Sylvan Ventures' operations for the year ending December 31, 2001 will be 34% and 35%, respectively.

    Income (loss) from Continuing Operations.  Income from continuing operations decreased by $23.3 million, to a loss of $16.7 million for the 2001 fiscal nine month period. The decrease is primarily the result of the loss on the investment in and advances to Caliber of $14.2 million, a decrease in net interest income and other income of $9.0 million and additional Sylvan Ventures equity basis losses of $43.1 million, as well as increased minority interest ownership allocation of $4.8 million, partially offset by the Sylvan Ventures investment income increase of $25.3 million, additional tax benefits of $15.2 million and improved operating income of $7.5 million.

Liquidity and Capital Resources

    Cash used in operations was $79.1 million for the 2001 fiscal nine month period compared to cash used in operations of $10.3 million for the 2000 fiscal nine month period. The reported net loss of $16.7 million and gains on investment ($8.0 million) were offset by significant non-cash items, such as depreciation and amortization charges ($28.3 million), equity in net loss of affiliates, primarily of Sylvan Ventures ($46.5 million) and other activities of $2.9 million. Working capital related decreases in liquidity of $132.2 million consisted primarily of income tax payments resulting from the sale of Prometric in the first quarter of 2000, which were not payable until 2001.

    Cash provided by investing activities was $11.4 million for the 2001 fiscal nine month period compared to cash provided by investing activities of $409.8 million for the 2000 fiscal nine month. The 2001 investment activity was primarily the result of net proceeds from the sale of available-for-sale securities ($143.1 million), partially offset by increases in investments in and advances to affiliates primarily related to Sylvan Ventures ($35.7 million), purchases of property and equipment ($40.4 million), the payment of contingent consideration for prior acquisitions ($39.5 million) and net cash paid for acquired businesses ($11.3 million). The significant investing proceeds received in the

2000 fiscal nine month period related primarily to the sale of the Prometric division ($710.3 million), partially offset by net purchases of available-for-sale securities ($181.3 million), increases in investments primarily related to Sylvan Ventures ($43.3 million) and cash paid related to acquisitions ($50.4 million). At September 30, 2001, the Company has accrued obligations payable in cash of $8.4 million related to contingent consideration for certain prior acquisitions. The amounts are expected to be paid later in 2001.

    Cash provided by financing activities was $43.1 million in the 2001 fiscal nine month period compared to cash used in financing activities of $221.7 million in the 2000 fiscal nine month period. The 2001 financing activity related primarily to cash received from the minority interest members of Sylvan Ventures ($23.3 million), proceeds from the exercise of options ($15.0 million) and net proceeds from the issuance of debt ($4.1 million). Cash used by financing activities of $221.7 million in the 2000 fiscal nine month period related primarily to the repurchase of shares of its common stock ($211.0 million) and the net repayment of the Company's borrowings ($27.7 million), partially offset by cash received from the minority interest partners in Sylvan Ventures ($15.7 million).

    The Company anticipates that cash flow from operations, available cash and existing credit facilities will be sufficient to meet its operating requirements, including the expansion of its existing business, funding International University acquisitions, payment of contingent consideration and funding of Sylvan Ventures investments and operating costs. Sylvan Ventures has outstanding commitments to provide additional funding of approximately $28.0 million to certain portfolio companies. The Company continues to examine opportunities in the educational services industry for potential synergistic acquisitions.

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

    The Company has entered into agreements with certain franchisees of Sylvan Learning Centers and Wall Street Institute that allow the franchisees to require the Company to repurchase the centers at a predetermined multiple of operating results if specified operating results thresholds are achieved. When the Company can assess the likelihood of this repurchase right being exercised and the amount of the related commitment to purchase the center, such obligation will be disclosed.

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

    All statements contained herein that are not historical facts, including but not limited to, statements regarding the Company's contingent payment obligations relating to acquisitions, future capital requirements, potential acquisitions and the Company's future development plans are based on current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Political, economic, currency, tax, regulatory, technological, competitive and other factors described in the Company's reports filed from time to time with the Securities and Exchange Commission could cause actual results to differ materially from those anticipated in the forward-looking statements. The Company cautions readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

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

Foreign Currency Risk

    The Company derives approximately 56% of its revenues from customers outside the United States. This business is transacted through a network of international subsidiaries, generally in the local currency that is considered the functional currency of that foreign subsidiary. Expenses are also incurred in the foreign currencies to match revenues earned and minimize the Company's exchange rate exposure to operating margins. A hypothetical 10% adverse change in average annual foreign currency exchange rates would increase net loss and decrease cash flows for the fiscal nine month period 2001 by $2.3 million. The Company generally views its investment in the majority of its foreign subsidiaries as long-term. The effects of a change in foreign currency exchange rates on the Company's net investment in foreign subsidiaries are reflected in other comprehensive income (loss). A 10% depreciation in functional currencies relative to the U.S. dollar would result in a decrease in consolidated stockholders' equity at September 30, 2001 of approximately $29.8 million.

Interest Rate Risk

    The Company holds its cash and cash equivalents in high quality, short-term, fixed income securities. Consequently, the fair value of the Company's cash and cash equivalents would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due to the short-term nature of the Company's portfolio. The Company's long-term revolving credit facility bears interest at variable rates, and the fair value of this instrument is not significantly affected by changes in market interest rates. The Company's convertible debentures bear interest at 5%, which currently approximates the market rate, and therefore the fair value approximates the recorded value of this liability. A 100 basis point decrease in interest rates would reduce net interest income for the 2001 fiscal nine month period by $0.8 million.

Investment Risk

    The Company's investment portfolio contains debt securities that mature within one year. A hypothetical 10% adverse change in the fair value of the debt securities would not materially adversely effect earnings or cash flows because of the Company's ability to hold the debt securities until maturity.

    In addition to the debt securities, the Company has an investment portfolio that consists of direct investment positions in education technology companies through Sylvan Ventures, as well as short-term investments in available-for-sale debt and equity securities. The Company's investment portfolio is exposed to risks arising from changes in these investment values.

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

    All the potential impacts noted above are based on sensitivity analysis performed on the Company's financial position at September 30, 2001. Actual results may differ materially.

PART II—OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits

  None

(b)
Reports on Form 8-K

  The Company filed one report on Form 8-K during the nine month period ended September 30, 2001. The 8-K dated April 4, 2001 related to Amendment to the Rights Agreement.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

Sylvan Learning Systems, Inc.
Date: November 9, 2001	/s/ SEAN CREAMER Sean Creamer, Senior Vice President and Chief Financial Officer

QuickLinks

INDEX
SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES Consolidated Balance Sheets (Dollar and share amounts in thousands, except per share data)
SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES Consolidated Balance Sheets (continued) (Dollar and share amounts in thousands, except per share data)
SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES Consolidated Statements of Operations (Dollar and share amounts in thousands, except per share data)
SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES Consolidated Statements of Operations (Dollar and share amounts in thousands, except per share data)
SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Amounts in thousands)
Sylvan Learning Systems, Inc. and Subsidiaries Notes to Consolidated Financial Statements Unaudited (Dollar and share amounts in thousands, except per share amounts) September 30, 2001
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK
  PART II—OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
  SIGNATURES