Form 10-K
period 2001-12-31
SYLVAN LEARNING SYSTEMS INC
filed 2002-03-28
CIK 912766

Use these links to rapidly review the document
INDEX
INDEX TO FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended December 31, 2001
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to

Commission file number 0-22844

SYLVAN LEARNING SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	52-1492296 (IRS Employer Identification No.)
1001 Fleet Street, Baltimore, Maryland (Address of principal executive offices)	212002 (zip code)

(410) 843-8000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, Par Value $0.1 Preferred Stock Purchase Rights	Name of each exchange on which registered NASDAQ None

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d), of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [    ].

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

        The aggregate market value of voting Common Stock held by non-affiliates of the registrant was approximately $925 million as of March 13, 2002.

        The registrant had 39,722,457 shares of Common Stock outstanding as of March 13, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

        Certain information in Sylvan Learning Systems, Inc.'s definitive Proxy Statement for its 2002 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than April 30, 2002, is incorporated by reference in Part III of this Form 10-K.

PART I.

Item 1.    Business

        Sylvan Learning Systems, Inc. ("the Company" or "Sylvan") is a leading international provider of educational services to families and schools. The Company seeks to maintain its leadership position in the core K-12 educational services market while significantly expanding its post secondary offerings and establishing a leadership role in the educational technology marketplace by focusing on the following business concentrations:

  •
  K-12. Providing consumer and institutionally focused education services for students ranging from kindergarten through high school education levels. Services are provided through Sylvan Learning Centers and Sylvan Education Solutions. This business focuses on proven grade level advancement of students through direct student-instructor interaction.

  •
  Post-Secondary. Providing educational services to students beyond the high school education level through a network of fully accredited international universities, center-based adult English language instruction and accredited teacher training university courses and degree programs. Services are tailored to address the fast growing international marketplace for advanced education as well as the shortage of teaching professionals in the United States. Services are provided through International Universities, Wall Street Institute and Canter.

  •
  Education Technology. Investing in companies employing emerging technology solutions in the education marketplace. Building on brand recognition and an industry-leading position in education services, the Company seeks to create shareholder value by capitalizing on an opportunity to establish a leadership position in the application of Internet and wireless technologies to the marketplace through Sylvan Ventures.

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

        The K-12 Education Services segment includes the operations of Sylvan Learning Centers, which designs and delivers individualized tutorial programs to school-aged children through franchised and Company-owned learning centers; Schülerhilfe, a major provider of tutoring services in Germany; and Sylvan Education Solutions, which principally provides educational programs to students of public and non-public school districts through contracts funded by Title I and state-based programs. The Online Higher Education segment provides professional development and graduate degree programs to teachers through Canter and Associates and Sylvan Teacher Institute. The International Universities segment owns or maintains controlling interests in five private universities located in Spain, Switzerland, Mexico, Chile and France. The English Language Instruction segment consists of the operations of Wall Street Institute ("WSI"), a European-based franchiser and operator of learning centers that teach the English language in the post-secondary market. The Sylvan Ventures segment invests in and develops companies that are creating emerging technology solutions for the education marketplace, and includes the operations of eSylvan, Inc., a majority-owned subsidiary.

        Consistent with the stated goal of focusing management's efforts and the Company's resources on the core business of consumer educational services and in order to fund expansion of technology applications in educational and training services, the Company consummated the sales of three business units in fiscal 1999 and 2000. On December 31, 1999, The PACE Group ("PACE"), the Company's corporate training business, was sold in exchange for an equity investment in Frontline Group, Inc., the owner of a corporate training enterprise. On March 3, 2000, Prometric, the computer-based testing business, was sold for approximately $775 million in cash. On October 6, 2000, Aspect Language Schools, Inc. ("Aspect"), an English Language study/travel business, was sold for approximately $19.8 million in cash. Unless specifically noted, all discussion of financial results excludes the results of PACE, Prometric and Aspect except as disclosed as discontinued operations.

        Sylvan's services are delivered through an international network of Company-owned and franchised educational centers, in-school programs and agreements with university partners, as well as Sylvan controlled universities. In 2001, Company revenues were approximately $484.8 million, comprised of $184.6 million from the K-12 Education Services segment, $44.3 million from the Online Higher Education segment, $200.2 million from the International Universities segment and $55.7 million from the English Language Instruction segment. System wide revenues, which include franchised Learning Center revenues of $297.5 million and franchised WSI revenues of $133.0 million, totaled $915.3 million in 2001. Note 16 of the Company's 2001 audited financial statements contains additional disclosures regarding the Company's segments and geographic information.

K-12 Education Services

Sylvan Learning Centers

        Sylvan provides high quality educational services with consistent, quantifiable results. It has delivered its core educational service to more than 1.4 million students in grades K-12 over the past 20 years. The Sylvan Learning Centers ("SLC") division provides supplemental, remedial and enrichment instruction primarily in reading, writing, mathematics, study skills and test preparation, featuring an extensive series of standardized diagnostic assessments, individualized instruction, a student motivational system and continued involvement from both parents and the child's regular school teacher.

        Parents learn about Sylvan from the Company's media advertising, from a referral from another parent or from school personnel. The Learning Center's Sylvan-trained educators use assessment results to diagnose students' skill gaps and to design an individual learning program for each student. Sylvan Learning Center's curriculum is consistent throughout North America. Instruction is typically given three times per week for one hour per visit at U-shaped tables designed to ensure that teachers work with three to four students at a time. Instructional programs are research-based and built upon the philosophy of mastery learning. There are special incentives, such as tokens redeemable for novelties and toys, to motivate the student to achieve the program's objectives, to build self-confidence and to strengthen the student's enthusiasm for learning.

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

        Franchise Operations.    As of December 31, 2001, there were a total of 808 learning centers in 48 states, 8 Canadian provinces, Puerto Rico, Hong Kong and Guam operated by its franchisees. As of that date, there were 460 U.S. franchisees operating Sylvan Learning Centers. During 2001, a net of 48 franchised learning centers were opened. Additionally, during 2001, the Company acquired 5 franchisee-owned learning centers.

        The Company's typical franchise agreement (the "License Agreement") grants a license to operate a Sylvan Learning Center and to use Sylvan's trademarks within a specified territory. The Company currently offers a License Agreement with an initial term of ten years, subject to unlimited additional ten-year extensions at the franchisee's option under the same terms and conditions. The initial license fee and royalty rates vary depending upon the demographics of the territory. Franchisees must obtain the Company's approval for the location and design of the learning center and of all advertising, and must operate the learning center in accordance with the Company's methods, standards and specifications. The franchisee is required to purchase from Sylvan certain diagnostic and instructional materials, student record forms, parental information booklets and explanatory and promotional brochures developed by the Company. Sylvan specifies requirements for other items necessary for operation of a learning center, such as computers, instructional materials and furniture. Franchisees must also submit monthly financial data to the Company.

        The Company actively manages its franchise system. The Company requires franchisees and their employees to attend initial training in learning center operations and Sylvan's educational programs. The Company also offers franchisees continuing training each year. The Company employs field operations managers who act as "consultants" to provide assistance to franchisees in technology implementation, business development, marketing, education and operations. These employees also facilitate regular communications between franchisees and the Company.

        The Company believes there is significant potential for additional franchised learning centers both domestically and internationally. A number of territories with only one learning center could support one or more additional learning centers based upon the number of school-age children in the market area. The Company is actively encouraging existing franchisees in these territories to open additional learning centers. Additionally, management has identified at least 265 territories in North America, primarily in smaller markets, in which there are no learning centers. The Company is actively seeking franchisees for a number of these territories. Thirty-six new territories were sold in 2001.

        The Company has sold franchise rights for the operation of learning centers in Hong Kong, the United Kingdom, France and Spain. In pricing international franchise rights, the Company takes into account estimates of the number of centers that could be opened in an area. A master franchisee operates Sylvan Learning Centers in Spain and at December 31, 2001, had 123 centers in operation.

        Company-owned Learning Centers.    As of December 31, 2001, Sylvan owned and operated 90 learning centers: 9 in the greater Baltimore, MD area, 10 in the greater Philadelphia, PA area, 9 in the greater Washington, D.C. area, 8 in South Florida, 7 in Orlando, FL, 5 in Alabama, 5 in the greater Minneapolis, MN area, 7 in Dallas, TX, 8 in Houston, TX, 3 in Austin, TX, 5 in the greater Salt Lake City, UT area and 14 in the greater Los Angeles, CA area. The Company's operation of learning centers enables it to test new educational programs, marketing plans and learning center management procedures. Company-owned learning centers give the Company a local presence in key markets, which has been helpful in cross-marketing the Company's other educational services in these communities. The Company may consider selected acquisitions of additional learning centers now operated by franchisees.

        Schülerhilfe.    As of December 31, 2001, Schülerhilfe, a major provider of tutoring services in Germany, had approximately 234 company-owned centers and approximately 706 franchise locations in Germany, Italy and Austria. Schülerhilfe is engaged in providing tutoring service to primary and secondary students with an operational business model that is similar to Sylvan Learning Centers. Students typically attend twice per week and are instructed in small groups of four to six students per session. Schülerhilfe advertises using print, radio and television advertisements on local and national levels.

        Ivy West.    On May 19, 2000, the Company acquired Ivy West, an SAT/ACT preparation company based in California. Ivy West offers individual home-based instruction for students preparing to take the SAT I, SAT II, PSAT, or ACT. Ivy West also offers school partnerships to provide SAT preparation materials and instruction in a group or classroom environment. Sylvan Learning Centers also offer the Ivy Prep program in their centers using the traditional 3-to-1 student—teacher ratio, small group instruction and school partnership programs.

Sylvan Education Solutions

        Since 1993, Sylvan Education Solutions ("SES") has partnered with schools, school districts, education institutions and community organizations in providing learning programs that are outcomes-based and tailored to the individual needs of the student. Under contract to school systems and workforce development agencies, Sylvan Education Solutions provides direct instruction and after-school tutoring for K-12 students and work skills training for "hard-to-employ" individuals—at-risk and drop-out youth, welfare recipients, and underemployed workers. SES provides low-income families and students access to the same supplemental education and tutoring services offered by Sylvan Learning Centers. SES programs are provided at no cost to students. Funding sources for SES programs include federal Department of Education programs, such as Title I, state programs, such as PA Act 89, special education funds, local school funds and federal Department of Labor initiatives. In 2001, SES served over 59,000 students in its direct instruction programs. SES also provides specialized services to non-public schools, including speech and language instruction, special education instruction and early childhood programs.

Online Higher Education

Canter

        For more than 25 years, Canter has recognized that the key to student achievement is a well-trained teacher. To that end, Canter's mission is to enhance the quality of teaching and learning by empowering educators with new teaching strategies. Canter achieves this goal by offering products and services that present not only the most current educational theory, but also the practical applications educators need and want.

        Canter is the leading provider of teacher professional development training in the United States. Working in collaboration with its 16 college and university partners, Canter delivered more than 32,000 graduate courses and 9,200 online courses during 2001. Additionally, Canter had 10,800 teachers enrolled in its three master's degree programs at December 31, 2001.

        Canter's course topics and training include reading at the elementary and secondary level, elementary math, learning styles, instructional strategies, assessment, classroom management, reading and language development, character development and parental involvement. These courses are designed to satisfy certification requirements of teachers, as well as provide America's school districts with research-based, long-term technology embedded training that delivers measurable results.

        The master's degree programs developed by Canter in collaboration with its college and university partners focus on three key areas of study: elementary reading and literacy, integrating technology into the classroom and curriculum and instruction.

        Canter programs offer blended models that provide the best of video, online, print and live collaboration. Canter's proven model, focus and reputation set it apart in its ability to continue to thrive in the growing education marketplace.

Sylvan Teacher Institute

        Sylvan Teacher Institute provides services to K-12 schools designed to increase the number of highly qualified teachers. With massive teacher shortages and the soaring cost of recruiting and training highly qualified teachers, Sylvan Teacher Institute is positioned to provide solutions for school organizations and professionals desiring to transition their careers to teaching. Sylvan Teacher

Institute's product line includes preparation courses for state required teacher certification tests, courses for substitutes and alternative routes to certification programs.

International Universities

        The International Universities segment is the leading network of private, post-secondary educational institutions outside the United States. Its offerings address the fast-growing international demand for career-oriented education. International Universities currently owns and operates five fully licensed universities.

University Descriptions

        International Universities has three full-service universities in Spain, Mexico and Chile and two highly specialized universities in France and Switzerland. It currently enrolls approximately 50,000 full-time students and offers more than 100 degree programs through 21 campuses. The universities primarily serve 18- to 24-year-old students and offer an education that emphasizes career-oriented fields of study with undergraduate and graduate degrees in a wide range of disciplines, including international business, hotel management, health sciences, information technology and engineering. The Company believes that the universities benefit from strong academic reputations and brand awareness and established operating histories. Each university also has flexible, non-tenured, teaching-focused faculty and is led by an experienced local management team.

        The following table presents information about the universities in the SIU network:

University	Principal Location	Date Founded	Date Acquired	Current Ownership	No. of Campuses	Enrolled Students(1)	Average Annual Tuition(2)	Regulatory Oversight
Universidad Europea de Madrid — CEES	Madrid, Spain	1995	1999	78%	1	7,618	$5,900	Spanish Ministry of Education
Universidad del Valle de Mexico	Mexico City, Mexico	1960	2000	80%	13	32,777	$3,400	Mexican Secretary of Education
Universidad de las Americas	Santiago, Chile	1988	2000	60%	4	8,008	$2,800	Chilean Ministry of Education
École Supérieure du Commerce Extérieur	Paris, France	1968	2001	99%	1	1,045	$4,700	French Ministry of Education
Swiss Hotel Association Hotel Management School "Les Roches"(3)	Bluche, Switzerland	1979	2000	100%	2	1,337	$11,300	Swiss Government (license), Swiss Hotel Association/ NEASC (accreditation)

(1)
Represents enrollment on the first day of classes of the primary enrollment period for each university.

(2)
Based on 2001 calendar year data in U.S. dollars rounded to the nearest hundred.

(3)
Includes a campus located in Marbella, Spain, which we acquired from a former franchisee in March 2002.

        The universities provide a broad range of degrees and programs and are well regarded by students, employers and government authorities in their respective markets:

  •
  Universidad Europea de Madrid—CEES ("UEM") offers 30 diploma or bachelor's degree programs and 20 master's and doctorate degree programs. The university includes a well-known school of health sciences and schools of architecture, economics, engineering, journalism and law. It is one of the largest private universities in Spain and in 2000 was ranked 17th out of 54 universities in Spain based on overall excellence by an independent research group in Spain.

  •
  Universidad del Valle de Mexico ("UVM") offers 24 undergraduate and 6 graduate degree programs in a broad range of fields including accounting, architecture, business administration, education, engineering and law. The university is the third largest private university in Mexico in number of students and is the largest in number of campuses.

  •
  Universidad de las Americas ("UDLA") offers 26 undergraduate degree programs focused on business administration, education, engineering, law and psychology. In 2001, this university had the highest number of new enrollments of any private university in Chile.

  •
  École Supérieure du Commerce Extérieur ("ESCE") offers a four-year degree program in international commerce and management that features a combination of coursework and internships. This university was the first university in France to specialize in international trade. In 2000, ESCE was ranked 13th out of 53 business schools in France based on overall excellence by the magazine Le Nouvel Economiste.

  •
  Swiss Hotel Association Hotel Management School "Les Roches" ("Les Roches") offers globally recognized hospitality and hotel management programs. Les Roches' specialized programs require students to complete three internships prior to graduation. Les Roches was the first English-speaking hotel management school established in Switzerland and the first such school to be accredited by the New England Association of Schools and Colleges ("NEASC"). In March 2002, we acquired the second campus of this university in Marbella, Spain.

Degree Programs and Areas of Study

        International Universities offers more than 100 career-oriented undergraduate and graduate degree programs in a wide range of fields. The time typically required to complete a program varies by degree, with undergraduate degrees requiring on average four to five years and graduate degrees requiring on average two to three years following completion of an undergraduate degree. The Company's International Rector oversees the curriculum development and the deployment of programs in our network in cooperation with the deans of the universities. The Company also encourages its faculty to develop new educational programs and curricula. The programs are designed to satisfy three constituencies:

  •
  Students. The Company believes that students choose from career-oriented schools based on the type and quality of the educational offering and career placement opportunities. The Company focuses on providing students with a solid academic foundation and the technical and practical skills necessary to pursue and excel in their careers.

  •
  Employers. The relationship of each of the universities with the business community plays a significant role in the placement of our students and the development of curriculum. Each of the universities works with prominent members of the relevant industry to evaluate and improve existing programs in order to maintain their relevance in the workplace. These employers provide critical input on the latest advancements within each field and the implications of these changes on the curriculum.

  •
  Regulating or licensing agencies. The degree programs of each of the universities have been approved in accordance with applicable law. For example, the Secretary of Education in Mexico has reviewed all of UVM's programs and given the university degree-granting authority for those programs. The Ministries of Education in Spain and France perform similar roles. The Company must generally work with the regulators of these universities to ensure that any new programs will be approved. In Chile, UDLA has been granted full autonomy by the Ministry of Education. As a result, the Company is free to create new degree programs in Chile without additional regulatory approval. Les Roches is licensed in Switzerland and is accredited by the New England Association of Schools and Colleges, one of six accrediting associations in the U.S, and must ensure that its curriculum continues to meet the standards of that association.

        The SIU network allows the Company to share high-quality curricula among the universities, broadening students' educational opportunities. For example, during 2001 UEM and Les Roches developed a new joint degree program in hospitality business management that is now being offered to students at UEM. Similarly, during the 2002-2003 academic term, UVM will offer at one of its campuses a sports management degree program developed at UEM. The Company intends to use highly specialized course materials developed at ESCE and Les Roches throughout the SIU network, potentially creating new degree programs at minimal cost.

Tuition and Fees

        Tuition varies at each of the universities depending on the curriculum and type of program. For the full-service universities, average annual tuition ranges from $3,000 to $6,200 for the 2001-2002 academic year. For the specialized universities, average tuition ranges from $5,000 to $11,100 for the 2001-2002 academic year. Tuition payment options vary by university and range from a lump sum payment at the beginning of the academic year to monthly installment payment plans. Historically, the Company has been able to increase tuition as educational costs and inflation have risen. In 2001, the Company implemented average tuition increases of approximately 8%. The Company intends to continue increasing tuition at each of the universities as market conditions warrant.

        Students are generally responsible for room and board fees, transportation expenses and costs related to textbook and supply purchases required for their educational programs. At some of the universities, the Company offers these services to the student body, which helps to generate incremental revenue.

        Students typically self-finance their education or seek non-university sponsored financing programs. Although none of the countries in which International Universities currently operates provides student loan programs similar to those in the U.S., the Company is actively working to develop a variety of financing alternatives for students.

English Language Instruction

        Through Wall Street Institute ("WSI"), Sylvan provides English language instruction using proprietary multi-media technologies to over 100,000 adult students annually with 17 courses ranging from beginning to advanced English, as well as courses for specific purposes, such as business English. As of December 31, 2001, the WSI organization included 421 English language centers in 21 countries primarily in Europe, Asia and the Americas. Located primarily in the business districts of urban areas, WSI centers are easily accessible to working adults. Enrollment at each center averages 350 to 400 students per year.

        English is the language of international business and the Company believes that a working knowledge of English has become increasingly important to many professionals throughout the world. Because English is becoming more prevalent around the world, the Company believes there is growing demand for instruction in English as a second language among both full-time university students and working adults. As more working adults and students seek English language instruction for employment or educational purposes, the Company believes that the English language instruction market will experience significant growth.

        WSI's goal is to enable its students to successfully learn English. WSI's method of English language instruction is based on six stages with a total of 17 levels ranging from beginning to advanced skills and includes courses for specific purposes, such as business English. WSI's courses use a combination of live, personalized instruction, small group classes and interactive computer-based instruction. Currently, the main product offering is English Online, a proprietary interactive computer-based instruction methodology that is personalized for each student's needs, timetable and goals. All of WSI's courses can be tailored by students to meet their scheduling needs as well as location preferences. Students can elect to take a course at a center, at home or at work. WSI's courses are taught by instructors that speak English as their first language and who have been trained and certified in our comprehensive program. Each student is given assistance and personalized attention and follow-up from a personal tutor. Each student also has the opportunity to socialize with other students and teachers at the social club at each center. WSI continually aims to update and innovate its English language courses. WSI is developing additional courses dedicated to teaching English for other specific purposes, such as tourism, law and medicine.

        WSI's per course tuition varies depending on the location of the center and type and amount of course work. On average, students take a three-level course, lasting a total of 8 to 11 months. The tuition for a course ranges from $700 in Colombia to $3,000 in China. Typically, payment is due at the beginning of each course. However, WSI does offer special student payment plans through financial institutions, which enable students to finance tuition in monthly installments.

        A substantial portion of WSI's expansion has been accomplished through franchising centers. Of WSI's 421 English language centers, 351 are franchised centers: 271 in Europe and Asia and 80 in the Americas. WSI also has 70 company-owned centers, most of which are located in Europe.

        Franchise Operations.    After WSI identifies an attractive area for growth, it typically seeks to open centers in that area by selling master franchising rights or developing the territory internally. The typical master franchising agreement grants a license to develop centers and obtain sub-franchisees in a specified exclusive country or region. WSI currently offers a master franchising agreement with an initial term ranging from ten to twenty-five years, subject to unlimited additional five to ten year extensions at the master franchisee's option on the same terms and conditions. The initial license fee ranges from $0.3 million to $1.5 million, depending on the size and population of the territory. Under this agreement, the master franchisee pays royalties of 4% of the revenue of its first center and any center in which the master franchisee has an equity interest. The master franchisee also pays 20% to 25% of all royalties and fees paid to it by all sub-franchisee centers within its territory. The royalties cover the use of WSI's brand name, multimedia teaching system, marketing and back-up support. WSI requires franchisees to use and pay for didactic materials.

        The typical sub-franchise agreement grants a license to operate a center and to use WSI's trademarks within a master franchisee's specified territory. The standard sub-franchise agreement extends for an initial term of ten years, subject to unlimited additional ten-year extensions at the sub-franchisee's option on the same terms and conditions. The initial license fee ranges from $70,000 to $100,000, depending on the territory. Under each agreement, the sub-franchisee pays the master franchisee royalties of 7% of revenue of each center.

        The Company actively manages its franchise system. The Company requires master franchisees, sub-franchisees and their employees to attend initial training in center operations and WSI's English language programs. Each master franchisee must obtain the Company's approval prior to opening its first center and any centers in which it has an equity interest and may not alter the standard form of sub-franchise agreement without the Company's approval. Master franchisees are also required to submit monthly financial data to the Company so that it can monitor their progress and address any potential issues. Master franchisees are responsible for monitoring sub-franchisees' compliance with the Company's methods and standards, including training requirements, correct administration of the multimedia teaching system, staffing and center appearance. If the Company determines that the training of a sub-franchisee's employees is inadequate, it may require the sub-franchisee employees to complete training at their own expense.

Sylvan Ventures

        Sylvan Ventures operates with the goal of investing in and developing companies to bring technology solutions to the education and training marketplace. On June 30, 2000, affiliates of Apollo Management L.P. and certain members of management joined the Company in the legal formation of Sylvan Ventures, LLC with total committed funds of $400 million. Of the $400 million commitment, the Company has committed $285 million, Apollo has committed $100 million, and management investors have committed $15 million.

        Sylvan Ventures intends to emerge as a market leader in the multi-billion dollar, highly fragmented e-learning market. Sylvan Ventures invests in select, strategic investments in all phases of the online educational lifecycle including K-12, higher education and professional development. By promoting activity between portfolio companies and supplementing the strengths of each enterprise with Sylvan's strong brand, established relationships, management team experience and substantial capital, Sylvan Ventures intends to create unique and significant operational synergies within and among the portfolio companies.

        As of December 31, 2001, Sylvan Ventures has investments in eSylvan, Inc., Walden E-Learning, Inc., Chancery Software Limited, iLearning, Inc., EdVerify, Inc., Mindsurf, Inc., HigherMarkets, Inc., Way2Bid, Inc. (formerly Kawama.com, Inc.), and Club Mom, Inc.

        For the year ended December 31, 2001, Sylvan Ventures reported significant losses resulting from recording its proportionate share of losses generated by its investees. These companies are in the early stages of development and significant losses are expected to be incurred through at least 2002.

        In accordance with the formation agreement, Sylvan Ventures is owned in the following percentages: Company 72%, Apollo 25% and management investors 3%. The Company has significant control of the operations of Sylvan Ventures as a result of being the majority shareholder and through representation on the Investment Committee, which reviews and approves individual Sylvan Ventures projects. The Sylvan Ventures' Board of Directors is comprised of the same slate of directors as the Company's Board of Directors. In the event of a profit triggering event, profits will be shared in the following percentages: Company 57%, Apollo 20%, management investors 3% and membership profit interests 20% (when fully allocated). As of December 31, 2001, only 15.3% of the membership profit interest has been granted. Profits are only allocated after all losses have been recaptured. Apollo has a preferred position in allocation of losses following the 2000 fiscal year. Losses will be allocated first to the Company and Management investors to the extent of the capital accounts, and then to Apollo. No losses can be allocated to the membership profit interests.

        The Company maintains a majority-ownership position in Sylvan Ventures and accounts for Sylvan Ventures as a consolidated subsidiary with a minority interest balance representing the minority owners' net investment.

Marketing

        K-12 Education Services.    The Company and its franchisees market SLC's services to parents of school-aged children at all grade levels and academic abilities. Far beyond tutoring, SLC's supplemental education utilizes a diagnostic and prescriptive approach to address the specific needs of each and every student. A portion of Sylvan's advertising includes commercials on morning news on the national networks as well as various cable delivered programs and Internet marketing. Sylvan's advertising positions it as the leader in supplemental education and emphasizes Sylvan's customized content, personalized attention and positive results: improved school performance and increased self-confidence. Franchisees form local cooperatives to collectively purchase local television and radio advertising and usually supplement their efforts with local newspaper and direct mail. The Company also has additional marketing support for specific programs, including Reading, Math, Algebra, Study Skills, SAT/ACT College Prep, and Writing.

        The Company markets its school-based educational services to local school districts and state education departments. This marketing effort has been expanded to seek contracts for both public and non-public schools, where both are administered by the local public school district. The Company markets its adult programs to state and local welfare agencies in need of remedial education and job training services.

        Online Higher Education.    The Company markets its Canter division primarily through cooperative programs with participating institutions and advertising aimed towards teachers.

        International Universities.    The Company markets its universities through professional broadcast and targeted marketing campaigns. These campaigns reach prospective students indirectly through media advertising campaigns as well as directly by mail or one-on-one meetings. During annual enrollment periods, the Company supplements its advertising with local, regional and sometimes national campaigns on television, radio, print and the Internet. Each university is responsible for implementing its own marketing campaign, although the Company provides a forum for the marketing departments of each of the universities to discuss and share best practices.

        English Language Instruction.    WSI employs a marketing staff that is primarily located in Barcelona, Spain. This staff is responsible for creating programs to build brand awareness and generate direct customer response to the centers. They develop advertising campaigns for various media as well as telemarketing, direct mail and referral programs. The staff works with the marketing staff of the master franchisee in each of the countries in which WSI operates. WSI and the franchisees typically market their services through the use of radio advertising programs and through locally placed advertising. Additionally, WSI centers are typically located in highly visible areas near central business areas and public transportation routes. WSI gauges the effectiveness of its promotions and marketing campaigns by monitoring in-bound leads, walk-ins and appointment presentations at each of its centers.

Competition

        The Company faces competition in each of its business segments. That competition focuses on price, educational quality and location in the franchise businesses. In the Education Solutions and International University businesses, the competition is primarily based on price, educational quality and reputation.

        K-12 Education Services.    The Company is aware of only four direct national corporate competitors in its U.S. based SLC business: Huntington Learning Centers, Inc., Kumon Educational Institutes, The Princeton Review and Kaplan Educational Centers. The Company believes these competitors operate fewer centers than Sylvan and that these firms concentrate their services within a smaller geographic area. In most areas served by SLC, competition also exists from individual tutors and local learning centers. State and local education agencies also fund tutoring by individuals, which compete with the Company's SLC business. Schülerhilfe's competition consists of one other provider of tutoring services in Germany as well as individual local tutors.

        Given the unique position of public education in the United States, the Company believes that educational reforms implemented directly by school officials will not face the same degree of public resistance that the Company may face. The Company also competes with school reform efforts sponsored by private organizations and universities and with consultants hired by school districts to provide assistance in the identification of problems and implementation of solutions. The Company is aware of several entities that currently provide Title I and state-based programs on a contract basis for students attending parochial and private schools.

        Online Higher Education.    Canter competes with both public and private universities in the U.S. that provide graduate courses and master degree programs for teachers. The Company believes that it understands the needs of its customers based on Canter's 25 years of experience in the marketplace. In addition, the Company believes that it compares favorably to its competitors for some customers due to the convenience of its on-line and video delivery systems.

        International Universities.    The market for post-secondary education outside the U.S. is highly fragmented and marked by large numbers of local competitors. The target demographics are primarily 18- to 24-year-olds in each respective country in which the Company competes, except for Les Roches, which primarily targets non-Swiss citizens. The Company generally competes with both public and private universities on the basis of price, educational quality, reputation and location. Public universities tend to be less expensive, if not free, but more selective and less focused on career-oriented degree programs. The Company believes that it compares favorably with competitors because of its focus on quality, career-oriented curriculum and the efficiencies of its network. At present, the Company believes that no other Company has a similar network of international universities. There are a number of other private and public universities in each of the countries where the Company owns a university. Because the concept of private, for-profit universities is fairly new in many countries, it is difficult to predict how the market will evolve and how many competitors there will be in the future. The Company expects competition to increase as the market matures.

        English Language Instruction.    The English language instruction industry is highly fragmented, varying significantly among different geographic locations and types of consumers. The Company's ability to compete depends on its ability to improve existing or create new English language learning products to distinguish WSI from its competitors. Other providers of English language instruction include individual tutors, small language schools operated by individuals and public institutions, and franchisees or branches of large language instruction companies, some of which operate internationally. The smaller operations typically offer large group instruction and self-teaching materials for home study, while some larger competitors concentrate on the higher-priced, business-oriented segment of the English language instruction market by offering programs of intensive and individualized instruction. As the demand for English language skills rises due to the evolution of the information-based global economy, competing English language instruction providers are likely to try to strengthen their positions in the market by expanding their operations, pursuing strategic alliances and acquiring small competitors. This increasing competition may adversely affect the Company's ability to grow its English language instruction business and may also adversely affect its profitability. Additional competitive pressures exist specifically in Spain due to the saturation of the market for English language instruction providers in that country. This market saturation may result in certain under-performing centers closing.

Government Regulation

        Franchise.    Various state authorities as well as the Federal Trade Commission ("FTC") regulate the sales of franchises in the United States. The FTC requires that franchisers make extensive disclosures to prospective franchisees but does not require registration. A number of states require registration and prior approval of the franchise-offering document. In addition, many states have "franchise relationship laws" or "business opportunity laws" that limit the ability of a franchiser to terminate franchise agreements or to withhold consent to the renewal or transfer of these agreements.

While the Company's franchising operations have not been materially adversely affected by such existing regulation, the Company cannot predict the effect of any future legislation or regulation.

        Title I.    Title I eligible school districts are responsible for implementing Title I and carrying out their educational programs. Title I regulations, as well as provisions of Title I itself, direct Title I eligible districts to satisfy obligations including involving parents in their children's education, evaluating and reporting on student progress, providing equitable services and other benefits to eligible non-public school students in the district and other programmatic and fiscal requirements. In contracting with school districts to provide Title I services, the Company has become, and will continue to be, subject to various Title I requirements and may become responsible to the school district for carrying out specific functions required by law. For example, Sylvan has responsibility for introducing program content adequate to achieve certain educational gains and maintaining the confidentiality of student records. The Company's failure to adhere to Title I requirements or to carry out regulatory responsibilities undertaken by contract may result in contract termination, financial liability or other sanctions.

        International University Regulation and Licensing.    In response to the growing demand for post-secondary education, governments in many countries have revised their regulations to encourage the establishment of private post-secondary universities. Each country in which International Universities currently operates has made this shift in regulatory policy. Typically, each applicable regulatory agency oversees universities, establishes requirements for creation of universities and sets the official qualifications and standards governing university departments and degree programs. In addition, these regulatory agencies establish prerequisites that students must satisfy in order to apply. These policies are designed to ensure that the universities have the resources and capability to provide the student body with a quality education.

        Wall Street Institute.    Because WSI does not offer any degree programs, it is generally not required to comply with any special educational regulation in the countries in which it operates. However, WSI typically registers as an educational institution in order to qualify for certain tax exemptions. Registration may subject WSI to additional regulation and possible restrictions on ownership or movement of funds in some countries. WSI is also subject to regulation by the applicable labor regulators in each country in which it operates.

Trademarks

        The Company has a federal trademark registration for the words "Sylvan Learning Center" and "eSylvan" and distinctive logos, along with various other trademarks and service marks and has applications pending for a number of other distinctive phrases. The Company also has obtained foreign registrations of a number of the same trademarks. The Company's License Agreement grants the franchisee the right to use the Company's trademarks in connection with operation of the franchisee's learning center. Additionally, the Company has a federal trademark registration for the words "Wall Street Institute" and distinctive logo (Statue of Liberty), as well as foreign trademark registrations and pending applications for the WSI trademark and logo.

Employees

        As of December 31, 2001, the Company had approximately 13,300 employees, 5,600 of whom were classified as full-time and 7,700 of whom were classified as part-time. Most of the Company's part-time employees are university employees and teachers in school-based programs, Company-owned learning centers and Schülerhilfe centers. The Company's employees at UEM and UVM are covered by labor agreements. The UEM agreement has been negotiated by a national union with a committee representing all of the private, for-profit universities in Spain. Substantially all of the faculty at UVM is represented by a union. The economic provisions of the labor agreement at UVM are scheduled to be revised in 2003. The agreements govern salaries, benefits and working conditions for all union members at the universities. The Company considers its relationship with these unions and with all of its employees to be good.

Effect of Environmental Laws

        The Company believes it is in compliance with all environmental laws, in all material respects. Future compliance with environmental laws is not expected to have a material effect on the business.

Item 2.    Properties

        The Company leases many of its facilities, consisting principally of administrative office space and center site locations. The Company's administrative offices consist of four leased facilities in Baltimore, Maryland.

        The Company's segments lease various sites, primarily in North America and Europe. The K-12 Education Services segment leases space for 89 sites in the United States, 234 Schülerhilfe sites in Germany, and 9 regional offices; the International Universities segment leases 14 UVM sites, 1 UDLA site, 2 ESCE sites and 3 sites used for the UEM dentistry and podiatry clinics; and the English Language Instruction segment leases 50 sites around the world.

        The Company also owns academic buildings and dormitories on the UEM, Les Roches and UDLA campuses. Certain of the academic buildings and dormitories at UEM and UDLA are subject to mortgages.

Item 3.    Legal Proceedings

        The Company is a defendant in a legal proceeding currently pending in the United States Court of Appeals for the Eighth Circuit, Case No. 01-2775 on appeal from the United States District Court for the Northern District of Iowa. The case was originally filed on November 18, 1996 by ACT, Inc., an Iowa nonprofit corporation formerly known as American College Testing Program, Inc. ("ACT"). ACT's claim arose out of the Company's acquisition of rights to administer testing services for the National Association of Securities Dealers, Inc. ("NASD"). ACT asserted that the Company tortuously interfered with ACT's relations, contractual and quasi-contractual, with the NASD, that the Company caused ACT to suffer the loss of its advantageous economic prospects with the NASD and other ACT clients and that the Company has monopolized and attempted to monopolize the computer-based testing services market. ACT claimed unspecified amounts of compensatory, treble and punitive damages, as well as injunctive relief. If ACT were awarded significant compensatory or punitive damages, it could materially adversely affect the Company's results of operations and financial condition. In February 1998, the Court ruled that ACT may proceed only on three of its five antitrust theories and otherwise narrowed the scope of ACT's antitrust claims. In March 1998, the Court denied the Company's motion to dismiss ACT's state law claims. Formal discovery was completed in 1999. Following discovery, in response to the Company's motion to dismiss, the Court further narrowed the scope of the litigation by dismissing all of ACT's tort claims. Following the Court setting a trial date, the Company filed a motion in limine to strike all of ACT's alleged damages. The Court granted that motion on May 8, 2000. The Company then renewed the motion for summary judgment, and ACT filed a motion for reconsideration or, in the alternative, for an interlocutory appeal, as well as a motion to join Prometric, Inc. as an additional defendant. The Court indefinitely postponed the trial date to consider those motions. On March 21, 2001, the Court reaffirmed its earlier decision striking ACT's alleged damages but granted ACT's motion to certify that ruling for an interlocutory appeal to the United States Court of Appeals for the Eighth Circuit. The Court denied ACT's motion for reconsideration and also denied the Company's renewed motion for summary judgment because the Court would not preclude a trial on ACT's claim for injunctive relief. The Court denied all other motions in limine without prejudice and granted ACT's motion to join Prometric, Inc. as an additional defendant. Prometric, Inc. is the Company's former subsidiary that now conducts the computer-based testing business formerly conducted by the Company. The Company has agreed to indemnify Prometric against loss in the case. The Eighth Circuit denied the interlocutory appeal in April of 2001. ACT then amended the complaint to withdraw the injunctive relief claim and the District Court then granted the Company's motion for summary judgment in June 2001. ACT appealed to the Eighth Circuit and oral argument was held in February 2002. The Company believes that all of ACT's claims are without merit but is unable to predict the outcome of the ACT litigation at this time.

        At this time the Company is not a party, either as plaintiff or defendant, to any other material litigation.

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to be voted on by security holders during the fourth quarter ended December 31, 2001.

PART II.

Item 5.    Market for Registrants' Common Equity and Related Stockholder Matters

        The Company's Common Stock is traded on the NASDAQ National Market. The Company's trading symbol is SLVN. The high and low trade prices for 2001 and 2000 for the Company's Common Stock are set out in the following table. These prices are as reported by NASDAQ, and reflect inter-day price quotations, without retail mark-up, mark down or commission, and may not necessarily represent actual transactions.

2001	High	Low
1st Quarter	$22.56	$13.38
2nd Quarter	$25.58	$15.85
3rd Quarter	$28.99	$20.50
4th Quarter	$27.52	$17.92
2000	High	Low
1st Quarter	$16.75	$12.56
2nd Quarter	$16.75	$10.63
3rd Quarter	$16.13	$10.94
4th Quarter	$16.31	$12.63

        No dividends were declared on the Company's common stock during the years ended December 31, 2001 and 2000, and the Company does not anticipate paying dividends in the foreseeable future.

        The number of registered shareholders of record as of March 13, 2002 was 335.

        During the year ended December 31, 2001, the Company issued 12,630 shares of its common stock as part of acquisition transactions that were not registered under the Securities Act of 1933.

Item 6.    Selected Consolidated Financial Data

        The selected consolidated financial data for the years ended December 31, 2001, 2000, 1999, 1998, and 1997 have been derived from Sylvan's consolidated financial statements. The financial data should be read in conjunction with the consolidated financial statements and notes thereto.

        The Company consummated significant purchase business combinations in each of the five years in the period ended December 31, 2001. These business combinations affect the comparability of the amounts presented. Additionally, the accompanying financial data has been restated to reflect the net assets of the disposed operations of Aspect, Prometric and PACE as net assets and net liabilities of discontinued operations. The following data should be read in conjunction with Notes 3 and 4 to the consolidated financial statements.

	2001 (1)(2)(3)	2000 (4)(5)	1999 (6)(7)	1998 (8)(9)	1997
	(in thousands, except per share amounts)
Statements of Operations Data:
Revenues	$484,804	$314,739	$276,333	$178,802	$118,101
Costs and expenses:
Direct costs	413,809	269,061	220,007	134,132	96,464
Sylvan Ventures operating costs	24,118	18,183	—	—	—
General and administrative expense	22,003	20,306	26,855	15,530	18,085
Transaction costs related to pooling-of-interests	—	—	—	3,245	—
Restructuring and asset impairment charges	—	—	3,569	—	—

Total costs and expenses	459,930	307,550	250,431	152,907	114,549

Operating income	24,874	7,189	25,902	25,895	3,552
Other non-operating income (expense)	(4,349)	20,039	(12,248)	3,988	32,802
Interest expense	(9,169)	(6,968)	(3,924)	(319)	(213)
Sylvan Ventures investment income (losses)	22,136	(11,441)	—	—	—
Equity in net loss of affiliates:
Sylvan Ventures	(52,374)	(21,222)	—	—	—
Other	(501)	(981)	(2,356)	(3,500)	(2,006)
Minority interest:
Sylvan Ventures	3,856	9,133	—	—	—
Other	(7,599)	(1,674)	(319)	—	—

Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	(23,126)	(5,925)	7,055	26,064	34,135
Tax benefit (expense)	5,680	4,308	1,284	(6,624)	(9,826)

Income (loss) from continuing operations before cumulative effect of change in accounting principle	$(17,446)	$(1,617)	$8,339	$19,440	$24,309

Income (loss) from continuing operations per share, basic	$(0.46)	$(0.04)	$0.16	$0.40	$0.57
Income (loss) from continuing operations per share, diluted	$(0.46)	$(0.04)	$0.16	$0.38	$0.54
Balance Sheet Data:
Cash and cash equivalents	$102,194	$116,490	$18,995	$29,267	$6,613
Available-for-sale securities	60,091	202,077	10,890	6,108	82,951
Net working capital	119,995	165,431	284,311	24,584	113,572
Intangible assets and deferred contract costs (net)	300,620	283,441	194,645	116,667	25,602
Net assets of discontinued operations	—	—	280,287	278,150	134,062
Total assets	910,236	1,016,963	764,625	602,410	369,416
Long-term debt, including current portion and other long term liabilities	148,787	193,306	185,934	62,248	73,493
Stockholders' equity	545,855	553,263	474,093	488,833	340,460

(1)
On September 11, 2001 Sylvan Ventures recognized a gain of $24.7 million upon the sale of its 42% stake in Classwell Learning Group, Inc., which is included in Sylvan Ventures investment income (losses) above. Total proceeds of $31.8 million were received by Sylvan Ventures on October 5, 2001.

(2)
On June 15, 2001, Caliber Learning Network, Inc. ("Caliber") filed for Chapter 11 bankruptcy protection. The Company recorded a loss on investment of $14.2 million, which is included in other non-operating income (expense) above. This charge consists of the reserve for notes receiveable and advances to Caliber of $7.5 million, as well as the accrual of a $6.7 million estimated liability relating to the Company's guarantee of certain non-cancelable Caliber lease obligations and other Caliber related liabilities incurred by the Company.

(3)
On October 30, 2001, the Company acquired for cash 98.8% of the common stock of École Supérieur du Commerce Extériuer ("ESCE"), a private, for-profit university in Paris, France. The purchase price totaled approximately $8.2 million. The Company's 2001 results of operations include the operations of ESCE for the period October 30, 2001 through December 31, 2001. During 2001, the Company also acquired 25 Wall Street Institute franchises for a combined purchase price of $9.7 million.

(4)
In 2000, the Company acquired for cash controlling interests in Gesthotel S.A., which owns and operates Les Roches; in Planeacion de Sistemas, S.A., which controls and operates UVM; and Desarrollo del Conocimiento S.A., a holding company that controls and operates UDLA. The purchase price for Les Roches totaled approximately $12.3 million. The purchase price was allocated to acquired assets totaling $32.4 million and assumed liabilities of $20.1 million. Additional variable amounts of consideration are also payable to the seller if specified earnings levels are achieved in 2001 and 2002. The purchase price for UVM totaled approximately $49.4 million. The purchase price was allocated to acquired assets totaling $73.0 million and assumed liabilities of $23.6 million. In connection with the acquisition of UVM, contingent consideration is also payable to the sellers if specified levels of earnings before interest and taxes are achieved in 2002. The purchase price for UDLA totaled approximately $26.0 million. Of the total purchase price, $13.0 million was due and paid in 2001 after finalization of UDLA's 2000 operating results. The purchase price was allocated to acquired assets totaling $43.3 million and assumed liabilities of $17.3 million. Additional amounts of contingent consideration are due the sellers based on operating results for the three years ended December 31, 2006. The Company's 2000 results of operations include the results of operations of Les Roches for the period June 30, 2000 through December 31, 2000; UVM for the period November 30, 2000 through December 31, 2000; and UDLA for the period December 12, 2000 through December 31, 2000.

  Additionally, on May 18, 2000, the Company purchased certain assets and assumed certain liabilities of Ivy West. The purchase price totaled approximately $10.2 million. The Company's 2000 results of operations include the results of Ivy West for the period May 18, 2000 through December 31, 2000.

(5)
On March 3, 2000, the Company sold Prometric for approximately $775.0 million in cash and recorded an estimated gain on the sale of approximately $288.5 million, net of income taxes of approximately $136.8 million. On October 6, 2000, the Company sold Aspect for approximately $19.8 million in cash and recorded a gain on the sale of approximately $22.4 million including an income tax benefit of approximately $3.0 million. In 2000, the Company's consolidated statements of operations were restated to reflect the results of operations for Prometric and Aspect as discontinued operations. Therefore, the operations of these entities, along with the gain on the sale of these entities, are not presented on this table.

(6)
On April 1, 1999, the Company acquired a controlling interest in UEM for cash of $29.2 million. The acquisition was accounted for as a purchase, and Sylvan's 1999 results of operations include the results of operations of UEM for the period April 1, 1999 through December 31, 1999. Also during 1999, the Company acquired 23 WSI franchise businesses for a total purchase price of $65.8 million. This acquisition was accounted for using the purchase method of accounting.

(7)
During the quarter ended December 31, 1999, the Company recognized restructuring costs of $3.6 million related to continuing operations. Additionally, the Company recognized significant non-recurring operating charges related to continuing operations during the fourth quarter of 1999, which totaled $10.0 million, of which $7.0 million is included in direct costs and $3.0 million is included in general and administrative expenses above. These charges were principally related to asset impairment charges, which resulted from management's focus on simplification of the business model and a return to the core business strengths. Losses recorded on disposal of investments in the fourth quarter of 1999 also resulted in $13.4 million of non-recurring charges during the period. The cumulative effect of these significant, unusual charges was to reduce income from continuing operations before income taxes and cumulative effect of change in accounting principle by $26.9 million during the fourth quarter of 1999.

(8)
Includes $3.2 million of expenses related to a pooling-of-interest acquisition such as legal, accounting and advisory fees.

(9)
On January 1, 1998, the Company acquired Canter for an initial purchase price of $25.0 million. Additional consideration of $48.8 million has been paid upon Canter's achievement of certain targets. The acquisition was accounted for as a purchase, and Sylvan's results of operations from January 1, 1998 include the operations of Canter.

  Effective October 28, 1998, the Company acquired Schülerhilfe for an initial purchase price of $19.1 million in cash. Additional consideration of $10.4 million was recorded subsequent to the initial purchase upon the achievement of revenue and collection targets in 1999. The results of operations of Schülerhilfe subsequent to October 28, 1998 are included in Sylvan's results of operations.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The statements contained herein include forward-looking statements. Forward-looking statements include information about possible or assumed results of operations, business strategies, financing plans, competitive position and potential growth opportunities. Forward-looking statements include all statements that are not historical facts and are generally accompanied by words such as "may," "will," "intend," "anticipate," "believe," "estimate," "expect," "should" or similar expressions. These statements also relate to the Company's contingent payment obligations relating to acquisitions, future capital requirements, potential acquisitions and the Company's future development plans and are based on current expectations. Forward-looking statements involve various risks, uncertainties and assumptions. The Company's actual results may differ materially from those expressed in these forward-looking statements.

        Future events and actual results could differ materially from those set forth in the forward-looking statements as a result of many factors. These factors may include, without limitation: the Company's ability to continue to make acquisitions and to successfully integrate and operate acquired businesses; changes in student enrollment; the development and expansion of our franchise system and the effect of new technology applications in the educational services industry; failure to maintain or renew required regulatory approval, accreditation or state authorizations; the Company's ability to effectively manage business growth; possible increased competition from other educational service providers; the effect on the business and results of operations of fluctuations in the value of foreign currencies; and the many risks associated with the operation of an increasingly global business, including complex management, foreign currency, legal, tax and economic risks and the risk of changes in the business climate in the markets where the Company operates. These forward-looking statements are based on estimates, projections, beliefs and assumptions of management and speak only as of the date made and are not guarantees of future performance.

Overview

        The Company has continued to grow during 2001 through focusing on expanding opportunities in the educational services industry. The Company increased its activity in the post secondary market with the integration and expansion of universities acquired in 2000 and 2001. The International Universities segment continues to operate the largest global network of international universities with full local accreditation through its network of five universities. Growth in Online Higher Education occurred through increased Canter enrollments and the expansion of its integration with Walden E-Learning, Inc. The Company's K-12 Education Services segment also displayed continued strong growth with the expansion of the Learning Centers network and the addition of contracts and services within Education Solutions. The Company also continued to focus on opportunities created by technology applications in the education and instruction marketplaces through the investments and operations of Sylvan Ventures.

Critical Accounting Policies and Estimates

        The Company's accounting policies are more fully described in Note 1 of Notes to Consolidated Financial Statements. As disclosed in Note 1 of Notes to Consolidated Financial Statements, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The Company believes the following key accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements and are critical to its business operations and the understanding of its results of operations.

        Revenue Recognition.    Revenue from the sale of educational products is generally recognized when shipped. Revenue from educational services are recognized in the period services are provided. As the Company continues to integrate educational product and service businesses, the resulting business structure may impact the revenue recognition of product sales to affiliated educational service providers.

        Educational services provided by the Company include results-oriented English language instruction modules that are based on desired proficiency levels. The related revenue is recognized ratably over the estimated period required to complete the modules, which ranges from 8 months to 11 months, depending on the location that the services are provided. The Company estimates the period of instruction based on an analysis of actual historical activity by location. If the historical data the Company uses to calculate these estimates does not properly reflect future usage, revenue recognized by the Company may be negatively impacted. Additionally, if usage trends change over time, the Company may have significant fluctuations in recognized revenues in the future.

        A portion of the Company's revenue is derived from fixed-price contracts with school districts, which are accounted for under the percentage-of-completion method. Income is recognized based on the percentage of contract completion determined by the total expenses incurred to date as a percentage of total estimated expenses to complete the contract. If the Company does not accurately estimate the resources required, does not manage its contracts properly within the planned periods of time, or does not satisfy its obligations under the contracts, future margins may be negatively impacted or losses on existing contracts may need to be recognized.

        Goodwill and Other Intangible Assets.    During each of the years presented, the Company acquired certain businesses accounted for using the purchase method of accounting. A portion of the purchase prices for these businesses was allocated to identifiable tangible and intangible assets and assumed liabilities based on estimated fair values at the dates of acquisitions. Any excess purchase price was allocated to goodwill. This goodwill is being amortized using the straight-line method over estimated useful lives ranging from 15 to 35 years.

        The intangible assets identified by the Company to which a portion of the purchase prices was allocated include acquired student rosters, non-competition agreements and curriculum. The assumptions used to calculate the fair value of these identified intangible assets included estimates of future operating results and cash flows, as well as discount rates based on specifically identified risks for each acquisition and assumptions about the weighted average cost of capital for each acquisition. The assigned useful lives, which range from 1 to 7 years, is based upon estimated matriculation rates and other factors.

        If the Company used different assumptions and estimates in the calculation of the fair value of identified intangible assets and the estimation of the related useful lives, the amounts allocated to these assets, as well as the related amortization expense, could have been significantly different than the amounts recorded.

        In assessing the recoverability of the Company's goodwill and other intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded. In June 2001, the Financial Accounting Standards Board issued Statement No. 142, Goodwill and Other Intangible Assets, which will require the Company to analyze its goodwill for impairment during the first six months of the 2002 fiscal year, and then on an annual basis thereafter. During the 2001 fiscal year, the Company did not record any impairment losses related to goodwill and other intangible assets.

        Investment in Affiliated Companies and Other Investments.    The Company holds minority interests in companies having operations or technology in areas within its strategic focus, some of which are in non-publicly traded companies whose value is difficult to determine. The Company records an investment impairment charge when it believes an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future.

        Income Taxes.    The Company earns a significant portion of its income from subsidiaries located in countries outside of the United States. At December 31, 2001, undistributed earnings of foreign subsidiaries totaled approximately $340.0 million. Deferred tax liabilities have not been recognized for these undistributed earnings because it is management's intention to reinvest such undistributed earnings outside of the United States. APB Opinion No. 23, Accounting for Income Taxes—Special Areas, requires that a company evaluate its circumstances to determine whether or not there is sufficient evidence to support the assertion that it has or will reinvest undistributed foreign earnings indefinitely.

        The Company's assertion that earnings from its foreign operations will be permanently reinvested is supported by projected working capital and long-term capital needs in each subsidiary location in which the earnings are generated, as well as similar considerations for domestic operations. Additionally, the Company believes that it has the ability to permanently reinvest foreign earnings based on a review of projected cash flows from domestic operations, projected working capital and liquidity for both short-term and long-term domestic needs, and the expected availability of debt or equity markets to provide funds for those domestic needs.

        If circumstances change and it becomes apparent that some or all of the undistributed earnings of the Company's foreign subsidiaries will be remitted in the foreseeable future, the Company will be required to recognize deferred tax liabilities on those amounts. As of December 31, 2001, if all undistributed earnings had been remitted to the United States, the amount of incremental U.S. federal income tax liabilities, net of foreign tax credits, would have been approximately $117.4 million of which $83.4 million would be a charge to discontinued operations.

        The Company has generated significant deferred tax assets, primarily as a result of its equity in the net losses of affiliated companies. The Company records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. The primary factor used by the Company to determine the amount of valuation allowance needed to offset deferred tax assets related to these losses is that when realized, these capital losses may be carried back to offset the Company's substantial prior year capital gains, subject to certain limitations. The Company also has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the amount of valuation allowance needed. If the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Likewise, should the Company determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made.

        Accounts and Notes Receivable.    The Company's accounts receivable consist primarily of installment payments due from parents and students for tuition at learning centers and universities; related fees that are payable over the course of payment plans of up to nine months; and amounts due from franchisees for franchise fees, franchise royalties and didactic material purchases. Notes receivable consist primarily of loans to franchisees, which are generally collateralized. The Company routinely makes estimates of the collectability of its accounts and notes receivable. A considerable amount of judgment is required in assessing the ultimate realization of these receivables, including the credit-worthiness of each customer and franchisee. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers and franchisees to make required payments. If the financial condition of the Company's customers and franchisees were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Results of Operations

        Sylvan generates revenues from four of its business segments: K-12 Education Services, which primarily earns franchise royalties, franchise sales fees, Company-owned learning center revenues and contract-based revenues from providing supplemental remedial education services to public and non-public schools; Online Higher Education, which primarily earns revenues from providing teacher training products and services; International Universities, which earns tuition and related fees paid by the students of UEM, Les Roches, UVM, UDLA and ESCE; and English Language Instruction, which primarily earns franchise royalties, Company-owned center revenue and franchise sales fees. Sylvan Ventures has not generated material revenues since its inception in 2000, but costs have been incurred to build consolidated businesses and to oversee its investments.

        The following table sets forth the percentage relationships of operating revenues and direct costs for each segment, as well as certain income statement line items expressed as a percentage of total revenues for the years ended December 31:

	2001	2000	1999
Revenues:
K-12 Education Services	38%	53%	57%
Online Higher Education	9%	12%	13%
International Universities	41%	19%	11%
English Language Instruction	12%	16%	19%

Total revenues	100%	100%	100%
Direct costs:
K-12 Education Services	31%	43%	46%
Online Higher Education	7%	9%	8%
International Universities	36%	18%	11%
English Language Instruction	11%	15%	15%

Total direct costs	85%	85%	80%
General and administrative expenses	5%	7%	10%
Sylvan Ventures operating costs	5%	6%	0%
Costs related to pooling of interests and restructuring costs	0%	0%	1%

Operating income	5%	2%	9%
Other non-operating income (loss)	(1%)	7%	(4%)
Interest expense	(2%)	(2%)	(1%)
Sylvan Ventures investment income (losses)	5%	(4%)	0%
Equity in loss of affiliates	(11%)	(7%)	(1%)
Minority interest	(1%)	2%	0%

Income (loss) from continuing operations before taxes	(5%)	(2%)	3%
Tax benefit	1%	1%	0%

Income (loss) from continuing operations	(4%)	(1%)	3%

        Comparison of results for the year ended December 31, 2001 to results for the year ended December 31, 2000.

        Revenues.    Total revenues from continuing operations increased by $170.1 million, or 54% to $484.8 million for the year ended December 31, 2001 ("2001 fiscal year") from $314.7 million for the year ended December 31, 2000 ("2000 fiscal year"). Included in total revenues for the 2001 fiscal year were $150.9 million of revenues from Les Roches, UVM and UDLA, which were acquired in the third and fourth quarters of 2000. Total revenues increased 12% excluding the increase due to the Les Roches, UVM and UDLA acquisitions. This revenue increase was primarily driven by growth in the Online Higher Education segment and acquisitions of learning centers in the K-12 Education Services segment and English Language Instruction segment.

        K-12 Education Services revenue increased by $17.2 million, or 10%, to $184.6 million for the 2001 fiscal year compared to the 2000 fiscal year. Franchise royalties increased by $2.4 million, or 12% as a result of the net increase of 43 franchised centers opened in 2001 and a 9% increase in same center revenue. Revenues for Ivy West, an SAT preparation company that was acquired in May 2000, increased by $4.0 million as the 2001 fiscal year includes a full year of revenues. Product sales and other franchise service revenues increased $0.6 million for the 2001 fiscal year as compared to the 2000 fiscal year. Revenues from Company-owned learning centers increased $7.5 million, or 16% to

$55.2 million during the 2001 fiscal year. Same center revenues increased 7% or $3.3 million, with the remaining revenue increase of $4.2 million generated from 8 new Company-owned centers opened or acquired from franchise owners in the 2001 fiscal year. International revenues, primarily Schülerhilfe, increased by $1.1 million, or 8%, to $15.4 million in the 2001 fiscal year. Contract-based revenue increased by $1.7 million, or 2%, to $70.0 million in the 2001 fiscal year compared to the 2000 fiscal year due to new contracts started after the 2000 fiscal year. Operating revenue for K-12 Education Services represents 38% of total revenues of the Company for the year ended December 31, 2001.

        Online Higher Education revenue increased by $7.5 million, or 20%, to $44.3 million for the 2001 fiscal year compared to the 2000 fiscal year. Canter product license and service revenue increased $7.5 million, or 22%, to $42.2 million in the 2001 fiscal year from $34.7 million in the 2000 fiscal year. The Canter revenue increase is due to the increased demand for the distance learning masters programs offered by Canter's university customers. Sylvan Teacher Institute revenue remained constant at $2.1 million for both the 2001 and the 2000 fiscal year. Operating revenue for Online Higher Education represents 9% of total revenues of the Company for the year ended December 31, 2001.

        International Universities revenue increased by $139.3 million, or 229%, to $200.2 million for the 2001 fiscal year compared to the 2000 fiscal year. Of this increase, $135.1 million was due to the full year effect of acquisitions of controlling interests of Les Roches, UVM and UDLA, which occurred in the third and fourth quarters of 2000 and the acquisition of the controlling interest in ESCE, which occurred in the fourth quarter of 2001. Revenue at UEM increased $4.2 million, or 10%, to $48.4 million for the 2001 fiscal year compared to the 2000 fiscal year primarily due to increased enrollment, new program offerings and tuition increases. Operating revenue for International Universities represents 41% of total revenues of the Company for the year ended December 31, 2001.

        English Language Instruction revenue increased by $6.0 million, or 12%, to $55.7 million for the 2001 fiscal year compared to the 2000 fiscal year. The increase was primarily attributable to increases in WSI educational services and franchise services revenue, generated by WSI center acquisitions in Italy, Portugal, Argentina and Brazil. These increases were partially offset by lower franchise sales and maturation of the market in Spain. Operating revenue for English Language Instruction represents 12% of total revenues of the Company for the year ended December 31, 2001.

        Direct Costs.    Total direct costs, excluding Sylvan Ventures, increased by $144.7 million, or 54%, to $413.8 million for the 2001 fiscal year from $269.1 million for the 2000 fiscal year. Included in direct costs in the 2001 fiscal year were $126.6 million of costs of Les Roches, UVM and UDLA, which were acquired in the third and fourth quarters of 2000. Total direct costs increased $31.3 million, or 12%, excluding the costs related to Les Roches, UVM and UDLA. Direct costs as a percentage of total revenues remained constant at 85% in both the 2001 and the 2000 fiscal year.

        K-12 Education Services expenses increased by $12.3 million to $149.1 million, or 81% of K-12 Education Services revenue for the 2001 fiscal year, compared to $136.8 million, or 82% of K-12 Education Services revenue for the 2000 fiscal year. The increase for the 2001 fiscal year was primarily related to expenses incurred by Company-owned learning centers due to the acquisition of franchised learning centers and costs associated with higher revenues at existing Company-owned centers. Cost increases also related to franchise services support costs as a result of growth in franchised centers over the prior year, costs related to Sylvan Ivy Prep, and increased costs related to international development. International expenses increased $2.1 million, consisting of increased Schülerhilfe costs of $1.2 million and an increase of $0.9 million related to international development in the United Kingdom and France. Contract-based expenses decreased by $0.7 million to $59.3 million, compared to $60.0 million for the 2000 fiscal year.

        Online Higher Education expenses increased by $6.1 million to $35.2 million, or 79% of Online Higher Education revenue for the 2001 fiscal year, compared to $29.1 million, or 79% of Online

Higher Education revenue for the 2000 fiscal year. Expenses as a percentage of revenue for the 2001 fiscal year remained constant compared to the 2000 fiscal year.

        International Universities expenses increased by $118.1 million to $174.4 million, or 87% of International Universities revenue for the 2001 fiscal year, compared to $56.3 million, or 92% of International Universities revenue for the 2000 fiscal year. Expenses increased $114.2 million due to the full year effect of acquisitions of controlling interests of Les Roches, UVM and UDLA, which occurred in the third and fourth quarters of 2000 and the acquisition of the controlling interest in ESCE, which occurred in the fourth quarter of 2001. The decrease in expenses as a percentage of revenue for the 2001 fiscal year was primarily due to improved operating margin performance at UEM, higher margins at Les Roches and UDLA, strong operating performance at UVM and management's efforts to control divisional overhead costs while expanding the university network.

        English Language Instruction expenses increased by $8.2 million to $55.1 million, or 99% of English Language Instruction revenue for the 2001 fiscal year, compared to $46.9 million, or 94% of English Language Instruction revenue in the 2000 fiscal year. This increase in expenses as a percentage of revenue was primarily a result of reduced operating margin efficiency in Brazil and competitive pressures in the saturated Spain market.

        Other Expenses.    General and administrative expenses increased by $1.7 million in the 2001 fiscal year compared to the 2000 fiscal year. During the 2000 fiscal year, the Company continued to provide certain general and administrative services to Prometric and Aspect after the sale of these companies for a short transition period. The increase in general and administrative expenses was due to the decrease in the reimbursement of these administrative costs in 2001 and the additional costs of overseeing the international expansion of the Company. General and administrative expenses as a percentage of revenues decreased to 5% in the 2001 fiscal year from 6% in the 2000 fiscal year due to cost controls and the strong revenue expansion in the 2001 fiscal year.

        Sylvan Ventures operating costs increased by $5.9 million to $24.1 million for fiscal year 2001, compared to $18.2 million for fiscal year 2000. Operating costs of eSylvan, a subsidiary of Sylvan Ventures, remained constant at $13.1 versus $13.0 for fiscal years 2001 and 2000, respectively. The nature of the eSylvan operating expenses changed as a decrease in content and product development costs in fiscal year 2000 were offset by operating costs and media advertising at the end of fiscal year 2001. Sylvan Ventures management expenses increased to $11.0 million in fiscal year 2001 compared to $5.2 million for fiscal year 2000. This increase was primarily due to a full year of management operations in fiscal year 2001. Additionally, Sylvan Ventures incurred additional costs in 2001 related to the research and development of potential future investments.

        Sylvan Ventures' equity in net losses of affiliates increased by $31.2 million to $52.4 million for the 2001 fiscal year, compared to $21.2 million for the 2000 fiscal year. This increase was the result of a full year of operations from a greater number of portfolio companies in fiscal year 2001 as compared to fiscal year 2000. These losses relate to Sylvan Ventures' share of operating losses generated by the early stage enterprises in the investment portfolio and the amortization of the difference between the initial carrying amount of equity method investments and the underlying equity in net assets of these investments at the time of purchase. Sylvan Ventures' investment income of $22.1 million consisted of the $24.7 million gain on the sale of its Classwell investment, partially offset by impairment charges related to portfolio investments.

        The loss on investment was prompted by Caliber Learning Network, Inc.'s ("Caliber") filing for Chapter 11 bankruptcy protection on June 15, 2001. The Sylvan Ventures investment in Caliber of $2.9 million was reduced to $0 upon recording its allocable share of losses related to Caliber prior to the bankruptcy proceedings, which is included in Sylvan Ventures' equity in net loss of affiliates. Additionally, the Company recorded a loss on investment of $14.2 million in the 2001 fiscal year. This charge consists of bad debt expense for notes receivable and advances to Caliber of $7.5 million, as well as the accrual of a $6.7 million estimated liability relating to the Company's guarantee of certain non-cancelable Caliber lease obligations and other Caliber related liabilities incurred by the Company. Due to the uncertainties surrounding the bankruptcy proceedings and the ultimate settlement of Caliber's lease and other liabilities, it is possible that the Company's loss estimate may change prior to finalization.

        Other non-operating items decreased by $17.8 million for the 2001 fiscal year compared to the 2000 fiscal year. This net decrease was primarily attributable to a decrease in interest income of $12.3 million, an increase in interest expense of $2.2 million and an increase in minority interest allocations of $5.9 million, partially offset by a $2.2 million decrease in foreign currency exchange loss. The increased minority interest allocations were generated from strong operating performance of the universities in which the International Universities segment maintains a controlling interest. The decrease in the exchange loss was due to a loss of $3.1 million incurred in the 2000 fiscal year on the settlement of a forward exchange contract acquired to protect against fluctuations in local currency prior to the UVM acquisition.

        The Company's effective income tax rate prior to Sylvan Ventures was 34% for both the 2001 and 2000 fiscal years. This reported effective income tax rate differs from the U.S. federal statutory tax rate due to the impact of state income taxes, minority interests and foreign income taxed at lower rates.

        Income (Loss) from Continuing Operations.    Income (loss) from continuing operations before cumulative effect of change in accounting principle decreased by $15.8 million, to a loss of $17.4 million for the 2001 fiscal year. The decrease was primarily a result of the loss on the investment in and advances to Caliber of $14.2 million, a decrease in net interest income and other income of $12.0 million and additional Sylvan Ventures equity basis losses of $31.2 million, as well as increased minority interest ownership allocation of $11.2 million, partially offset by the Sylvan Ventures investment income increase of $33.6 million and improved operating income of $17.6 million.

        Comparison of results for the year ended December 31, 2000 to results for the year ended December 31, 1999.

        Revenues.    Total revenues from continuing operations increased by $38.4 million, or 14%, to $314.7 million for the year ended December 31, 2000 ("2000 fiscal year") from $276.3 million for the year ended December 31, 1999 ("1999 fiscal year"). This revenue increase was primarily driven by expansion of the International Universities segment through university acquisitions along with revenue growth in the K-12 Education Services segment. These revenue increases were partially offset by the impact of the Company's announced strategy of foregoing franchise sales in lieu of retaining ownership of franchise territories in high potential markets.

        K-12 Education Services revenue increased by $10.9 million, or 7%, to $167.3 million for the 2000 fiscal year compared to the 1999 fiscal year. Franchise royalties increased by $3.2 million, or 18%, as a result of the net increase of 55 franchised centers opened in 2000 and a 12% increase in same center revenue. Franchise sales fees decreased by $5.6 million, primarily due to an international area development agreement to develop France sold for $5.0 million in September 1999. Ivy West, an SAT preparation company based in California, was acquired in May 2000, which resulted in additional revenues of $3.0 million. Product sales and other franchise service revenues increased $2.6 million for the 2000 fiscal year as compared to the 1999 fiscal year. Revenues from Company-owned learning centers increased $5.6 million, or 13%, to $47.7 million during the 2000 fiscal year. Same center revenues increased 5%, or $2.1 million, with the remaining revenue increase of $3.5 million generated from 3 new Company-owned centers opened or acquired from franchise owners in the 2000 fiscal year. International revenues, primarily Schülerhilfe, decreased by $0.5 million to $13.9 million primarily due to unfavorable foreign exchange variances for the 2000 fiscal year compared to the 1999 fiscal year. Contract-based revenue increased by $2.6 million, or 4%, to $68.4 million for the 2000 fiscal year compared to the 1999 fiscal year. Operating revenue for K-12 Education Services represents 53% of total revenues from continuing operations of the Company for the year ended December 31, 2000.

        Online Higher Education revenue increased by $1.3 million, or 4%, to $36.8 million for the 2000 fiscal year compared to the 1999 fiscal year. Canter product license and service revenue increased $1.3 million to $36.8 million in the 2000 fiscal year from $35.5 million in the 1999 fiscal year. Canter revenues grew $4.8 million, in the 2000 fiscal year, through programs designed to meet the strong demand for teacher training. This increase in 2000 revenues was partially offset in the comparison to 1999 revenues by a $3.5 million international license fee recorded in 1999. Operating revenue for Online Higher Education represents 12% of total revenues from continuing operations of the Company for the year ended December 31, 2000.

        International Universities revenue increased by $29.3 million, or 93%, to $60.9 million for the 2000 fiscal year compared to the 1999 fiscal year. UEM revenues increased $12.6 million in 2000 principally because the 1999 fiscal year included only nine months of operations. Additionally, the acquisitions of controlling interests of Les Roches on June 30, 2000, UVM on November 30, 2000 and UDLA on December 12, 2000 contributed $6.3 million, $9.5 million and $0.9 million in revenue, respectively. Operating revenue for International Universities represents 19% of total revenues from continuing operations of the Company for the year ended December 31, 2000.

        English Language Instruction revenue decreased by $3.1 million, or 6%, to $49.7 million for the 2000 fiscal year compared to the 1999 fiscal year. The primary reason for the revenue decrease is that sales of territory fees decreased by $4.7 million to $2.5 million for the 2000 fiscal year from $7.2 million for the 1999 fiscal year. This decline in territory fees resulted from the aforementioned change in the Company's expansion strategy to one of retaining ownership of franchise territories in high potential markets. The remaining $1.6 million increase in revenue is attributable to expansion in Brazil and Italy. These increases were partially offset by lower franchise sales, maturation of the market in Spain and unfavorable foreign exchange differences for the 2000 fiscal year compared to the 1999 fiscal year. Operating revenue for English Language Instruction represents 16% of total revenues from continuing operations of the Company for the year ended December 31, 2000.

        Direct Costs.    Total direct costs of revenues from continuing operations, excluding Sylvan Ventures, increased by $49.1 million, or 22%, to $269.1 million for the 2000 fiscal year from $220.0 million for the 1999 fiscal year, as a result of business expansion. Direct costs as a percentage of total revenues increased to 85% in the 2000 fiscal year from 80% in the 1999 fiscal year. The increase in direct costs as a percentage of total revenues from continuing operations is primarily due to the expenses related to the international expansion of the International Universities and English Language Instruction segments.

        K-12 Education Services expenses increased by $9.1 million to $136.8 million, or 82% of K-12 Education Services revenue for the 2000 fiscal year, compared to $127.7 million, or 81% of K-12 Education Services revenue for the 1999 fiscal year. The increase for the 2000 fiscal year is primarily related to expenses incurred by Company-owned learning centers due to the acquisition of franchised learning centers and costs associated with higher revenues at existing Company-owned learning centers. Cost increases also related to franchise services support costs as a result of growth in franchised centers over the prior year, costs related to Sylvan Ivy Prep, and increased costs related to international development. These cost increases were partially offset by a $3.4 million decrease in non-recurring costs incurred in the 1999 fiscal year related to the technology driven impairment of certain educational programs, and the refocusing of management efforts on core business objectives during 1999. Contract-based expenses decreased by $1.5 million to $60.0 million, compared to $61.5 million in the 1999 fiscal year.

        Online Higher Education expenses increased by $6.7 million to $29.1 million, or 79% of Online Higher Education revenue for the 2000 fiscal year, compared to $22.4 million, or 63% of Online Higher Education revenue for the 1999 fiscal year. The increase in expenses as a percentage of revenue for the 2000 fiscal year is primarily due to $3.5 million of high-margin revenue in the 1999 fiscal year related to the sale of a territory license to provide Canter's master's degree program in Mexico.

        International Universities expenses increased by $27.4 million to $56.3 million, or 92% of International Universities revenue for the 2000 fiscal year, compared to $28.8 million or 91% of International Universities revenue for the 1999 fiscal year. This increase in expenses is primarily due to the full year 2000 impact of UEM, which was acquired in April 1999, as well as acquisition of the controlling interests in Les Roches, UVM, and UDLA during the 2000 fiscal year. Additionally, headquarters personnel costs for International Universities also increased to support the expansion of the university network during the 2000 fiscal year.

        English Language Instruction expenses increased by $5.8 million to $46.9 million, or 94% of English Language Instruction revenue for the 2000 fiscal year, compared to $41.1 million, or 78% of English Language Instruction revenue in the 1999 fiscal year. The increase in expenses as a percentage of revenue was primarily a result of the business decision to retain ownership of territories in high potential markets, thereby reducing the amount of high margin territory sales. Additionally, cost increases in staffing administrative efforts were required to internally support the international expansion program.

        Other Expenses.    General and administrative expenses decreased by $6.5 million in the 2000 fiscal year compared to the 1999 fiscal year. This decrease in expense was due to overall cost reductions as a result of discontinued business units, as well as $3.0 million of non-recurring expenses in the 1999 fiscal year related to business start-up costs and simplification of the Sylvan business model. Excluding these non-recurring expenses, general and administrative expenses as a percentage of revenues decreased to 6% in the 2000 fiscal year from 9% in the 1999 fiscal year.

        Sylvan Ventures operating costs were $18.2 million for the 2000 fiscal year. eSylvan, a wholly-owned subsidiary of the Company, contributed $13.0 million of expenses related to the development of the Company's Internet based tutoring operations. Sylvan Ventures incurred management expenses of $5.2 million related to organizational start-up costs and the research, evaluation and management of the investment portfolio companies.

        Sylvan Ventures investment losses of $11.4 million related to the sale of the Zapme! investment and various impairment charges related to portfolio investments. Sylvan Ventures' equity in net losses of affiliates of $21.2 million relates to Sylvan Ventures' share of operating losses generated by the early stage enterprises in the investment portfolio and the amortization of the initial difference between the carrying amount of equity method investments and the underlying equity in net assets of these investments at the time of the purchase. Sylvan Ventures minority interests' share of investment losses totaled $9.1 million for fiscal 2000. Beginning in 2001, any investment losses incurred by Sylvan Ventures are allocable principally to the Company.

        Other non-operating items increased by $15.6 million in the 2000 fiscal year compared to the 1999 fiscal year. This net increase was primarily attributable to a $20.9 million increase in interest income from investing the proceeds of the March 2000 sale of Prometric, partially offset by a $3.0 million increase in interest expense related to increased borrowings outstanding during the period, and a $2.0 increase in foreign currency exchange losses. The primary reason for the exchange loss was a $3.1 million loss that was incurred on the settlement of a forward exchange contract acquired to protect against fluctuations in local currency related to the UVM acquisition that was pending in the 2000 fiscal year.

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

        The Company's effective income tax rate for continuing operations prior to Sylvan Ventures was 34% for the 2000 fiscal year. This reported effective income tax rate differs from the U.S. federal statutory tax rate due to the impact of state income taxes and the impact of minority interests.

        The Company's effective tax rate for continuing operations for the 1999 fiscal year was significantly impacted by utilized tax credits, foreign tax benefits and state income taxes, partially offset by permanent differences that arose due to the significant amount of restructuring and non-recurring charges in 1999. Because of these factors, comparison of the 2000 fiscal year and the 1999 fiscal year effective tax rates is not meaningful.

        Income (loss) from Continuing Operations.    Income (loss) from continuing operations before cumulative effect of change in accounting principle decreased by $10.0 million, to a loss of $1.6 million for the 2000 fiscal year. The decrease is primarily a result of costs and investment losses totaling $25.2 million related to Sylvan Ventures. Prior to the fiscal 2000 impact of Sylvan Ventures and after the removal of 1999 restructuring and non-recurring items, pre-tax income from continuing operations increased in the 2000 fiscal year by $1.8 million, to $35.8 million, due primarily to the increase in interest income related to the investment of the proceeds of the sale of discontinued operations, partially offset by the impact of the Company's change in international strategy to retaining ownership of franchise territories in high potential markets.

Future Assessment of Recoverability and Impairment of Goodwill

        In connection with various acquisitions, the Company has recorded goodwill. At December 31, 2001, unamortized goodwill was $288.1 million, which represented 32% of total assets and 53% of stockholders' equity. Goodwill arises when an acquirer pays more for a business than the fair value of the tangible and separately measurable intangible net assets. In connection with the Company's fiscal 2000 acquisitions of Les Roches, UVM and UDLA, additional goodwill may be recorded for variable amounts of contingent consideration that are payable to the sellers if certain criteria are met. The contingent consideration will be recorded as additional goodwill when the contingencies are resolved and the additional consideration is payable. An additional $0.5 million of consideration is payable to the sellers of UVM in 2003 if 2002 earnings exceed certain specified amounts. Variable amounts of contingent consideration are payable to the seller's of Les Roches if specified levels of earnings are achieved in 2001 and 2002. Variable amounts of contingent consideration are payable to the sellers of UDLA in 2006 and 2007 if specified levels of earnings are achieved in 2004, 2005 and 2006.

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

        In accordance with Statement No. 142, management will periodically review the Company's carrying value and recoverability of unamortized goodwill. If the facts and circumstances suggest that goodwill may be impaired, the carrying value of such goodwill will be adjusted, which will result in an immediate charge against income during the period of the adjustment. Once adjusted, there can be no assurance that there will not be further adjustments for impairment discovered in future periods.

Liquidity and Capital Resources

        During 2001, cash used in operations was $45.4 million compared to cash provided by operations of $7.9 million in the 2000 fiscal year. The reported net loss of $17.4 million included significant non-cash elements such as equity in loss of affiliates, primarily due to Sylvan Ventures ($52.9 million), depreciation and amortization charges ($38.0 million), net gain on sale of investments ($7.9 million) and minority interest ($3.7 million). Working capital related decreases in liquidity of $113.7 million during the year consisted primarily of income tax payments resulting from the sale of Prometric in the first quarter of 2000, which were not payable until 2001.

        Cash generated from investing activities was $0.5 million in the 2001 fiscal year, a decrease of $304.8 million from the cash generated from investing activities of $305.3 million in the 2000 fiscal year. The 2001 investment activity was primarily the result of net proceeds from the sale of available-for-sale securities ($142.7 million) offset by cash paid related to acquisitions ($60.3 million), purchases of property, plant and equipment ($55.8 million), increases in investments ($19.1 million) and expenditures for deferred contract costs ($3.6 million). The significant investing proceeds received in the 2000 fiscal year related primarily to the sale of the Prometric division ($730.1 million), partially offset by net purchases of available-for-sale securities ($191.8 million), cash paid related to acquisitions ($110.3 million), increases in investments related primarily to Sylvan Ventures ($69.5 million) and purchases of property, plant and equipment ($33.8 million). At December 31, 2001, the Company had accrued obligations payable in cash of $3.7 million related to contingent consideration for certain acquisitions. The amount due will be paid in 2002.

        Cash provided by financing activities was $30.7 million in the 2001 fiscal year. The 2001 financing activity related primarily to capital contributions from the minority interest members of Sylvan Ventures ($23.2 million) and proceeds from the exercise of options ($16.9 million), offset by net repayment of debt ($11.1 million). Cash used by financing activities of $212.0 million in the 2000 fiscal year related primarily to the repurchase of common shares pursuant to two Company tender offers ($212.0 million) and net repayment of the Company's existing credit agreements ($26.2 million), partially offset by the capital contributions from the minority interest members of Sylvan Ventures ($24.9 million).

        The Company anticipates that cash flow from operations, available cash and existing credit facilities, will be sufficient to meet its operating requirements, including the expected expansion of its existing business, the funding of International University acquisitions and contingent consideration, and the funding of the Company's proportionate share of Sylvan Ventures investments and operating costs. In connection with the Company's ownership of Sylvan Ventures, commitments have been made to provide certain additional investment funding totaling $20 million. The Company continues to examine opportunities in the educational services industry for potential synergistic acquisitions.

Contingent Matters

        The following tables reflect the Company's contractual obligations and other commercial commitments as of December 31, 2001 (amounts in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-Term Debt	$130,923	$6,449	$11,115	$10,224	$103,135
Operating Leases	185,744	31,541	56,502	43,358	54,343
Other Long-Term Obligations	4,079	3,657	422	—	—

Total Contractual Cash Obligations	$320,746	$41,647	$68,039	$53,582	$157,478

	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	Over 5 years
Lines of Credit	$100,000	$—	$100,000	$—	$—
Guarantees	10,678	10,094	584	—	—
Standby Letters of Credit	858	—	858	—	—

Total Commercial Commitments	$111,536	$10,094	$101,442	$—	$—

        In connection with the Company's acquisition of Les Roches, various amounts of contingent consideration are payable to the seller if specified levels of earnings are achieved in 2001 and 2002. In connection with the Company's acquisition of UDLA, variable amounts of contingent consideration are also payable to the seller in 2006 and 2007 if specified levels of earnings are achieved in 2004, 2005 and 2006. In connection with the Company's acquisition of UVM, additional purchase consideration of $0.5 million is due in 2003 if 2002 earnings exceed certain specified amounts. The Company will record the contingent consideration when the contingencies are resolved and the additional consideration is payable.

        The Company has entered into agreements with franchisees of Sylvan Learning Centers and Wall Street Institute that allow the franchisee to put the centers back to the Company in the future at a predetermined multiple of operating results upon the achievement of specified operating thresholds. When the Company can assess the likelihood of a put being exercised and the amount of the related commitment to purchase the center, the amount of the obligation will be disclosed.

        The Company has guaranteed that services will be provided under the terms of franchisee agreements with customers who have financed their tuition with a certain financial institution. If the franchisees do not provide all of the services that are financed under this program, the Company must either provide the services through one of its company-owned centers, arrange for the services to be provided by a comparable third party or refund to the customer the amount that was paid for the services. As of December 31, 2001, the amount that was financed under this program was $9.9 million.

        The Company has guaranteed various loans of franchisees with certain banks. These loans primarily represent the financing of programs and other instructional materials. Of the $1.7 million of available credit under these loans, the outstanding balance was $0.8 million at December 31, 2001.

Related Party Transactions

Transactions between UVM and Certain Officers and Minority Shareholders

        UVM has entered into lease agreements for its university campuses with certain officers and minority owners of the Company's Mexican university subsidiary. The leases have an initial term of ten years with an additional two-year extension available at the Company's option. Fixed monthly rents are adjusted annually for inflation. For the year ended December 31, 2001, the Company incurred approximately $4.1 million of rent under these leases. The lease agreements enable the Company to operate the university at the already established campuses. The value of the contracts was determined by arms-length negotiation between the parties and based upon the then prevailing market rates, and was corroborated by an independent real estate appraisal.

        These officers and minority shareholders also provide staffing services to UVM for one of its campuses under a contract with an open-ended term, allowing either party to cancel with a one-year written notification to the other party. UVM incurred approximately $0.7 million of expenses for the 2001 fiscal year in connection with this contract. The utilization of such services saves the Company the carrying costs of additional personnel and related overhead. In addition, these services are provided to the Company at cost, thus increasing its flexibility and competitiveness.

        UVM subcontracts educational programs provided to government employees to a company partially owned by certain of its officers and minority shareholders. UVM pays 50% of the revenue, net of related expenses, associated with each government contract to this company, which amounted to $0.5 million for the 2001 fiscal year. This is an arms-length, three-party agreement, in which one of the parties is a government agency. The agreement enables the Company to provide educational services "outside its walls" or physical limits to government agencies, thus increasing the Company's operating capacity.

        UVM contracts certain construction and architectural services from a company owned by certain of UVM's minority shareholders. These contracts amounted to $0.7 million for the 2001 fiscal year. This architectural company has provided its services to UVM in years prior to the acquisition of a UVM controlling interest by the Company. Prices and projects are subject to budgetary submission and control, and to board approval.

Transactions between Les Roches and Certain Officers

        Les Roches entered into lease agreements for certain dormitories and other facilities with certain former owners of Les Roches. Pursuant to these agreements, the Company incurred rent expense of approximately $0.5 million for the 2001 fiscal year and $0.3 million from July 26, 2000, the date of acquisition of Les Roches, through December 31, 2000. In January 2002, the Company entered into an agreement with the officers to purchase these properties for approximately $2.7 million.

        Les Roches purchases marketing services from an entity controlled by an officer of the university. Pursuant to the terms of the agreement, the Company incurred marketing expenses of $0.6 million for the 2001 fiscal year and $0.2 million from July 26, 2000, the date of acquisition of Les Roches, to December 31, 2000. Similar lease agreements and marketing service agreements were in place prior to the acquisition of Les Roches by the Company. The company negotiated at arms-length for the terms of these new contracts, which were priced at the fair market prices then prevailing, corroborated by independent third parties.

Euro Conversion

        On January 1, 1999, certain countries of the European Union established fixed conversion rates between their existing currencies and one common currency, the Euro. The Euro is now traded on currency exchanges and may be used in business transactions. In January 2002, new Euro-denominated currencies were issued and the existing currencies were withdrawn from circulation. The Company has adapted computer and other business systems and equipment to address the competitive impact of cross-border transparency. At present, management does not believe the Euro conversion will have a material impact on the Company's financial condition or results of operations.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Market risk is the risk of loss to future earnings, to fair values or to future cash flows that may result from the changes in the price of financial instruments. The Company is exposed to financial market risks, including changes in foreign currency exchange rates, interest rates, equity prices and investment values. The Company occasionally uses derivative financial instruments to protect against adverse currency movements related to significant foreign acquisitions. Exposure to market risks related to operating activities is managed through the Company's regular operating and financing activities.

Foreign Currency Risk

        The Company derives approximately 56% of its revenues from customers outside the United States. This business is transacted through a network of international subsidiaries, generally in the local currency that is considered the functional currency of that foreign subsidiary. Expenses are also incurred in the foreign currencies to match revenues earned and minimize the Company's exchange rate exposure to operating margins. A hypothetical 10% adverse change in average annual foreign currency exchange rates would have increased net loss and decrease cash flows for the 2001 fiscal year by $3.8 million. The Company generally views its investment in the majority of its foreign subsidiaries as long-term. The effects of a change in foreign currency exchange rates on the Company's net investment in foreign subsidiaries are reflected in other comprehensive income (loss). A 10% depreciation in functional currencies relative to the U.S. dollar would have resulted in a decrease in the Company's net investment in foreign subsidiaries of approximately $28.3 million at December 31, 2001.

Interest Rate Risk

        The Company holds its cash and cash equivalents in high quality, short-term, fixed income securities. Consequently, the fair value of the Company's cash and cash equivalents would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due to the short-term nature of the Company's portfolio. The Company's long-term revolving credit facility bears interest at variable rates, and the fair value of this instrument is not significantly affected by changes in market interest rates. The Company's convertible debentures bear interest at 5%, which currently approximates the market rate, and therefore the fair value approximates the recorded value of this liability. A 100 basis point decrease in interest rates would have reduced net interest income for the 2001 fiscal year by $1.4 million.

Equity Price Risk

        The fair value of the Company's convertible debentures is sensitive to fluctuations in the price of the Company's common stock into which the debentures are convertible. Changes in equity prices would result in changes in the fair value of the Company's convertible debentures due to the difference between the current market price of the debentures and the market price at the date of issuance of the debentures. A 10% increase in the year end 2001 market price of the convertible debentures would result in an increase of approximately $14.0 million in the net fair value of the debentures.

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

        The Company's investment portfolio includes a number of holdings of non-publicly traded companies in the educational services industry. The Company accounts for these investments using either the cost method (cost less impairment, if any) or the equity method of accounting. Equity method investments are specifically excluded from the scope of this disclosure. Non-public investments where the Company owns less than a 20% interest are subject to fluctuations in market value, but their current illiquidity reduces the exposure to pure market risk while resulting in risk that the Company may not be able to liquidate these investments in a timely manner for their estimated fair value.

        All the potential impacts noted above are based on sensitivity analysis performed on the Company's financial position at December 31, 2001. Actual results may differ materially.

Item 8.    Financial Statements

        The financial statements of the Company are included on pages 39 through 69 of the report as indicated on page 38.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        There were no changes in accountants, disagreements, or other events requiring reporting under this Item.

PART III.

Item 10.    Directors and Executive Officers of Sylvan Learning Systems, Inc.

        Information required is set forth under the caption "Election of Sylvan Directors" in the Proxy Statement relating to the 2002 Annual Meeting of Shareholders, which will be filed on or before April 30, 2002.

        Information required pertaining to compliance with Section 16 (a) of the Securities and Exchange Act of 1934 is set forth under the caption "Election of Sylvan Directors" in the Proxy Statement relating to the 2002 Annual Meeting of Shareholders, which is incorporated by reference.

Item 11.    Executive Compensation

        Information required is set forth under the caption "Compensation of Executive Officers and Directors" in the Proxy Statement relating to the 2002 Annual Meeting of Shareholders, which is incorporated by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

        Information required is set forth under the caption "Stock Ownership of Certain Beneficial Owners, Directors and Management" in the Proxy Statement relating to the 2002 Annual Meeting of Shareholders, which is incorporated by reference.

Item 13.    Certain Relationships and Related Transactions

        Information required is set forth under the caption "Certain Relationships and Related Transactions" in the Proxy Statement relating to the 2002 Annual Meeting of Shareholders, which is incorporated by reference.

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

  (b)
  Reports on Form 8-K:

  The
  Company did not file any reports on Form 8-K during the three-month period ended December 31, 2001.

3.    Exhibits

  (a)
  Exhibits:

Exhibit Number	Description
23.01	Consent of Ernst & Young LLP with respect to consolidated financial statements of Sylvan Learning Systems, Inc., HigherMarkets, Inc. and Mindsurf, Inc.
23.02	Consent of Arthur Andersen LLP with respect to consolidated financial statements of iLearning, Inc
23.03	Consent of Pricewaterhouse Coopers, LLP with respect to financial statements of Chancery Software, Inc.
99.1	Chancery Software Limited Audited Financial Statements
99.2	HigherMarkets, Inc. Audited Financial Statements
99.3	iLearning, Inc. Audited Financial Statements
99.4	Mindsurf, Inc. Audited Financial Statements

SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2002.

SYLVAN LEARNING SYSTEMS, INC. (REGISTRANT)
By:	/s/ DOUGLAS L. BECKER Douglas L. Becker Chairman of the Board

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on March 28, 2002.

Signature	Capacity

/s/ DOUGLAS L. BECKER Douglas L. Becker	Director, Chairman of the Board and Chief Executive Officer
/s/ PETER COHEN Peter Cohen	President and Chief Operating Officer
/s/ SEAN R. CREAMER Sean R. Creamer	Senior Vice President and Chief Financial Officer
/s/ JOHN MILLER John Miller	Director
/s/ R. CHRISTOPHER HOEHN-SARIC R. Christopher Hoehn-Saric	Director
/s/ JAMES H. MCGUIRE James H. McGuire	Director
/s/ LAURENCE M. BERG Laurence M. Berg	Director

/s/ R. WILLIAM POLLOCK R. William Pollock	Director
/s/ RICHARD RILEY Richard Riley	Director
/s/ JUDITH D. MOORE Judith D. Moore	Director

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Sylvan Learning Systems, Inc.

        We have audited the accompanying consolidated balance sheets of Sylvan Learning Systems, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of iLearning, Inc., (a corporation in which the Company has a 27% interest) and the financial statements of Chancery Software Limited, (a corporation in which the Company has a 42% interest), have been audited by other auditors whose reports have been furnished to us; insofar as our opinion on the consolidated financial statements relates to data included for iLearning, Inc. and Chancery Software Limited, it is based solely on their reports. In the consolidated financial statements, the Company's combined investment in iLearning, Inc. and Chancery Software Limited is stated at $7,235,000 and $19,791,000, respectively, at December 31, 2001 and 2000, and the Company's combined equity in the net losses of iLearning, Inc. and Chancery Software Limited is stated at $6,844,000 and $2,070,000, for the years then ended.

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

        In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sylvan Learning Systems, Inc. and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

        As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for start-up costs in 1999.

                      /s/ Ernst & Young LLP

Baltimore, Maryland
February 20, 2002

SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollar and share amounts in thousands, except per share data)

	December 31, 2001	December 31, 2000
Assets
Current assets:
Cash and cash equivalents	$102,194	$116,490
Available-for-sale securities	60,091	202,077
Receivables:
Accounts receivable	70,925	68,468
Costs and estimated earnings in excess of billings on uncompleted contracts	1,586	2,613
Notes receivable from tuition financing	7,545	7,489
Other notes receivable	18,185	13,317
Other receivables	7,058	15,549

	105,299	107,436
Allowance for doubtful accounts	(11,415)	(5,554)

	93,884	101,882
Inventory	7,344	5,832
Deferred income taxes	3,810	3,936
Prepaid expenses and other current assets	21,391	20,955

Total current assets	288,714	451,172
Notes receivable from tuition financing, less current portion	8,636	8,313
Other notes receivable, less current portion	11,601	2,378
Property and equipment:
Land	14,552	16,176
Buildings	88,190	78,193
Construction in-progress	8,897	3,688
Furniture, computer equipment and software	115,140	96,592
Leasehold improvements	34,876	18,501

	261,655	213,150
Accumulated depreciation	(60,147)	(39,594)

	201,508	173,556
Intangible assets:
Goodwill	317,591	296,422
Other	8,400	2,611

	325,991	299,033
Accumulated amortization	(33,314)	(21,078)

	292,677	277,955
Investments in and advances to affiliates	40,387	57,999
Other investments	27,326	25,935
Deferred income taxes	13,823	—
Deferred costs, net of accumulated amortization of $3,322 and $1,833 at December 31, 2001 and 2000, respectively	7,943	5,486
Other assets	17,621	14,169

Total assets	$910,236	$1,016,963

	December 31, 2001	December 31, 2000
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$15,696	$19,571
Accrued expenses	48,462	40,452
Income taxes payable	31,723	119,511
Current portion of long-term debt	6,449	12,856
Due to shareholders of acquired companies	3,657	40,195
Deferred revenue	54,578	42,483
Other current liabilities	8,154	10,673

Total current liabilities	168,719	285,741
Long-term debt, less current portion	124,474	131,425
Deferred income taxes	—	4,824
Other long-term liabilities	14,207	8,830

Total liabilities	307,400	430,820

Minority interest	56,981	32,880
Stockholders' equity:
Preferred stock, par value $.01 per share—authorized 10,000 shares, no shares issued and outstanding as of December 31, 2001 and 2000	—	—
Common stock, par value $.01 per share—authorized 90,000 shares, issued and outstanding shares of 38,742 as of December 31, 2001 and 37,278 as of December 31, 2000	387	373
Additional paid-in capital	229,386	205,343
Retained earnings	342,786	360,232
Accumulated other comprehensive loss	(26,704)	(12,685)

Total stockholders' equity	545,855	553,263

Total liabilities and stockholders' equity	$910,236	$1,016,963

See accompanying notes to financial statements.

SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollar and share amounts in thousands, except per share data)

	Year Ended December 31,
	2001	2000	1999
Revenues	$484,804	$314,739	$276,333
Cost and expenses
Direct costs	413,809	269,061	220,007
Sylvan Ventures operating costs	24,118	18,183	—
General and administrative expense	22,003	20,306	26,855
Restructuring charges	—	—	3,569

Total expenses	459,930	307,550	250,431

Operating income	24,874	7,189	25,902
Other income (expense)
Investment and other income	9,882	20,039	1,122
Interest expense	(9,169)	(6,968)	(3,924)
Sylvan Ventures investment income (losses)	22,136	(11,441)	—
Loss on investment	(14,231)	—	(13,370)
Equity in net loss of affiliates:
Sylvan Ventures	(52,374)	(21,222)	—
Other	(501)	(981)	(2,356)

	(52,875)	(22,203)	(2,356)
Minority interest in consolidated subsidiaries:
Sylvan Ventures	3,856	9,133	—
Other	(7,599)	(1,674)	(319)

	(3,743)	7,459	(319)

Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	(23,126)	(5,925)	7,055
Income tax benefit	5,680	4,308	1,284

Income (loss) from continuing operations before cumulative effect of change in accounting principle	(17,446)	(1,617)	8,339
Income (loss) from discontinued operations, net of income tax expense of $163 and $12,398, respectively	—	(3,968)	4,964
Gain (loss) on disposal of discontinued operations, net of income tax expense of $133,753 and $1,100, respectively	—	310,807	(26,968)

Income (loss) before cumulative effect of change in accounting principle	(17,446)	305,222	(13,665)
Cumulative effect of change in accounting principle, net of income tax benefit of $682	—	—	(1,323)

Net income (loss)	$(17,446)	$305,222	$(14,988)

Earnings (loss) per common share, basic:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$(0.46)	$(0.04)	$0.16
Net income (loss)	$(0.46)	$7.02	$(0.29)
Earnings (loss) per common share, diluted:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$(0.46)	$(0.04)	$0.16
Net income (loss)	$(0.46)	$7.02	$(0.28)

See accompanying notes to financial statements.

SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

(Dollar and share amounts in thousands, except per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at January 1, 1999	$510	$410,694	$75,852	$1,777	$488,833
Options and warrants exercised for purchase of 311 shares of common stock, including income tax benefit of $1,456	3	4,391			4,394
Stock options granted to non-employees		348			348
Repurchase of 1,730 shares of common stock for cash	(17)	(36,195)			(36,212)
Issuance of 41 shares of common stock in connection with the Employee Stock Purchase Plan		961			961
Issuance of 1,329 shares in connection with business combinations	13	34,368	(102)		34,279
Comprehensive income (loss):
Net loss for 1999			(14,988)		(14,988)
Foreign currency translation adjustment				(6,639)	(6,639)
Unrealized gain on available-for-sale securities				3,117	3,117

Total comprehensive loss					(18,510)

Balance at December 31, 1999	509	414,567	60,762	(1,745)	474,093
Repurchase of 13,823 shares of common stock for cash	(139)	(211,850)			(211,989)
Options exercised for purchase of 91 shares of common stock, including income tax benefit of $322	1	801			802
Issuance of 62 shares of common stock in connection with the Employee Stock Purchase Plan	1	785			786
Effect of change in year-end of subsidiary			(5,752)		(5,752)
Other	1	1,040			1,041
Comprehensive income (loss):
Net income for 2000			305,222		305,222
Foreign currency translation adjustment				(8,140)	(8,140)
Unrealized loss on available-for-sale securities				(793)	(793)
Reclassification adjustment, net of tax				(2,007)	(2,007)

Total comprehensive income					294,282

Balance at December 31, 2000	373	205,343	360,232	(12,685)	553,263
Options exercised for purchase of 1,444 shares of common stock, including income tax benefit of $6,152	14	23,064			23,078
Issuance of 29 shares of common stock in connection with the Employee Stock Purchase Plan		404			404
Other		575			575
Comprehensive income (loss):
Net loss for 2001			(17,446)		(17,446)
Foreign currency translation adjustment				(13,394)	(13,394)
Unrealized loss on available-for-sale securities				(414)	(414)
Minimum pension liability adjustment				(211)	(211)

Total comprehensive loss					(31,465)

Balance at December 31, 2001	$387	$229,386	$342,786	$(26,704)	$545,855

See accompanying notes to financial statements.

SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar and share amounts in thousands, except per share data)

	Year Ended December 31,
	2001	2000	1999
Operating activities
Net income (loss)	$(17,446)	$305,222	$(14,988)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation	24,474	16,700	25,999
Amortization	13,494	13,742	20,788
Gain from discontinued operations	—	(310,807)	26,891
Loss (gain) on investments	(7,905)	11,441	13,370
Other non-cash items	253	2,063	2,586
Minority interest in income of consolidated subsidiaries	3,743	(7,459)	319
Cumulative effect of change in accounting principle	—	—	1,323
Equity in net loss of affiliates	52,875	22,203	2,140
Deferred income taxes	(1,213)	(4,640)	(317)
Changes in operating assets and liabilities:
Receivables	(10,409)	(21,304)	(35,109)
Inventory, prepaid expenses and other current assets	(1,764)	8,185	(4,018)
Accounts payable and accrued expenses	423	4,384	33,672
Income taxes payable	(100,821)	(25,769)	(3,643)
Deferred revenue and other current liabilities	(1,108)	(6,033)	1,907

Net cash provided by (used in) operating activities	(45,404)	7,928	70,920

Investing activities
Purchase of available-for-sale securities	(151,030)	(418,828)	—
Proceeds from sale or maturity of available-for-sale securities	293,697	227,026	3,082
Investment in and advances to affiliates and other investments	(19,148)	(69,524)	(10,510)
Purchase of property and equipment, net	(55,785)	(33,813)	(61,211)
Proceeds from sale of discontinued operations	—	730,106	—
Proceeds from sale of investment in JLC Learning Corporation	—	—	15,211
Acquisitions of international universities, including direct costs of acquisition, net of cash acquired	(6,268)	(64,173)	(26,000)
Payment of contingent consideration for prior period acquisitions	(38,044)	(19,323)	(16,689)
Cash paid for other businesses, net of cash acquired	(16,165)	(26,833)	(48,989)
Expenditures for deferred contract costs	(3,582)	(3,711)	(10,367)
Increase in other assets	(3,139)	(15,665)	(3,854)

Net cash provided by (used in) investing activities	536	305,262	(159,327)

Financing activities
Proceeds from exercise of options and warrants	16,926	480	2,938
Repurchases of common stock	—	(211,989)	(36,212)
Proceeds from issuance of common stock	—	785	961
Proceeds from issuance of long-term debt	191,450	233,437	207,748
Payments on long-term debt	(202,520)	(259,670)	(97,295)
Cash received from minority interest members in Sylvan Ventures	23,190	24,931	—
Increase (decrease) in long-term liabilities	1,607	—	(1,268)

Net cash provided by (used in) financing activities	30,653	(212,026)	76,872

Effect of subsidiary year-end change on cash and cash equivalents	—	(2,565)	—
Effects of exchange rate changes on cash	(81)	(1,104)	(2,640)

Net change in cash and cash equivalents	(14,296)	97,495	(14,175)
Cash and cash equivalents at beginning of year	116,490	18,995	33,170

Cash and cash equivalents at end of year	$102,194	$116,490	$18,995

See accompanying notes to financial statements.

SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in thousands, except per share data)

Note 1—Description of Business and Basis of Presentation

        Sylvan Learning Systems, Inc. and subsidiaries ("the Company" or "Sylvan") is an international provider of educational services. The Company conducts operations in five separate business segments. As of July 1, 2001, the Company realigned several of its business segments to emphasize the Company's focus on increasing its presence in the post-secondary education and online education markets. The new segments are K-12 Education Services (comprised of Sylvan Learning Centers and the Sylvan at School and Career Starters operations of the business formerly referred to as Sylvan Education Solutions), Online Higher Education (comprised of Canter and Associates and Sylvan Teacher Institute, both previously reported as a part of Sylvan Education Solutions), International Universities, English Language Instruction, and Sylvan Ventures.

        The K-12 Education Services segment includes the operations of Sylvan Learning Centers, which designs and delivers individualized tutorial programs to school-aged children through franchised and Company-owned learning centers; Schülerhilfe, a major provider of tutoring services in Germany; and Sylvan Education Solutions, which principally provides educational programs to students of public and non-public school districts through contracts funded by Title I and state-based programs. The Online Higher Education segment develops and licenses professional development programs to universities through Canter and Associates. The International Universities segment owns or maintains controlling interests in five private universities located in Spain, Switzerland, Mexico, Chile and France. The English Language Instruction segment consists of the operations of Wall Street Institute ("WSI"), a European-based franchiser and operator of learning centers that teach the English language in a post-secondary market. The Sylvan Ventures segment invests in and develops companies that are creating emerging technology solutions for the education marketplace, and includes the operations of eSylvan, Inc. a majority-owned subsidiary.

        The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States that require the Company's management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates.

        Certain amounts previously reported have been reclassified to conform with the 2001 presentation.

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

        Consolidation.    Affiliated companies in which the Company owns, directly or indirectly, or otherwise controls more than 50% of the outstanding voting interests are accounted for under the consolidation method of accounting. Two subsidiaries of the Company consolidate not-for-profit, non-stock universities that are controlled through majority voting interests in the Board of Directors. The Company also has a substantial economic interest in the net assets of these not-for-profit universities. Under the consolidation method, an affiliated company's results of operations are reflected within the Company's consolidated statements of operations. Earnings or losses attributable to other stockholders of a consolidated affiliated company are classified as "minority interest in consolidated subsidiaries" in the Company's consolidated statements of operations. Minority interest adjusts the Company's consolidated net results of operations to reflect only its share of the earnings or losses of an affiliated company. Transactions between the Company and its consolidated affiliated companies are eliminated in consolidation.

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

Note 2—Accounting Policies

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

Property and Equipment

        Property and equipment is stated at cost. Included in property and equipment are the direct costs of developing or obtaining software for internal use. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are as follows:

Buildings	29-50 years
Furniture, computer equipment and software	2-7 years
Leasehold improvements	2-12 years

Intangible Assets

        Goodwill consists of the cost in excess of fair value of the identifiable net assets of entities acquired in purchase transactions. The Company amortizes goodwill on a straight-line basis over the estimated future periods to be benefited, which range from 15 to 35 years. At December 31, 2001 and 2000, accumulated amortization of goodwill was $31,083 and $19,370, respectively. In 2002, the Company will adopt the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, and will no longer amortize goodwill. See Impact of Recently Issued Accounting Standards for further discussion.

        Other intangibles include student rosters, covenants not-to-compete, curricula and accreditations acquired in purchase business combinations. Amortization is computed over estimated useful lives ranging from one to seven years.

Deferred Costs

        Deferred costs include direct costs incurred for services to universities licensing distance learning masters programs. These costs are capitalized when incurred and expensed when the related revenue is recognized.

        Deferred costs also include the cost of internally developing proprietary products and materials. These costs are capitalized and amortized over the estimated useful life of the products and materials, which approximates five years.

Impairment of Long-Lived Assets

        Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. Assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. Fair value is generally determined by estimates of discounted cash flows. The discount rate used in any estimate of discounted cash flows would be the rate required for a similar investment of like risk.

        Assets to be disposed of are reported at the lower of carrying value or fair values, less estimated costs of disposal.

Revenue Recognition

        Revenue related to single-center and area franchise sales is recognized when all material services or conditions relating to the sales have been substantially performed or satisfied by the Company and collectibility of the fee is reasonably assured. For single-center franchise sales, the criteria for substantial performance include: (1) receipt of an executed franchise license agreement, (2) receipt of full payment of the franchise fee, (3) completion of requisite training by the franchisee or center director, and (4) completion of site selection assistance and site approval. Area franchise sales generally transfer to the licensee the right to develop and operate centers in a specified territory, primarily in a foreign country, and the Company's future obligations are insignificant. Area franchise fees are recognized upon the signing of the license agreement and the determination that all material services or conditions relating to the sale have been satisfied and a non-refundable fee has been paid. Franchise sales fees not meeting the recognition criteria are recorded as deferred revenue if not refundable, or deposits from franchisees if refundable.

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

        Tuition revenue is recognized ratably over the period of instruction, and is reported net of scholarships and other discounts. Dormitory revenues are recognized over the occupancy period. Tuition paid in advance or unpaid tuition included in accounts receivable and unearned is included in deferred revenue.

Direct Costs

        Direct costs represent divisional costs of operations, including selling and administrative expenses that are directly attributable to specific operating units.

Advertising

        The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2001, 2000 and 1999 was $34,820, $25,841 and $23,663 respectively.

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

Note 2—Accounting Policies (Continued)

Other Comprehensive Income

        The Company displays changes to the accumulated balance of other comprehensive income (loss) in accumulated other comprehensive income (loss) in the statement of stockholders' equity. The components were as follows at December 31:

	2001	2000
Foreign currency translation adjustment	$(26,396)	$(13,002)
Unrealized gain (loss) on available for-sale-securities, net of tax	(97)	317
Minimum pension liability adjustment	(211)	—

Accumulated other comprehensive loss	$(26,704)	$(12,685)

Income Taxes

        The Company accounts for income taxes using the liability method. Under the liability method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities (i.e. temporary differences) and are measured at prevailing enacted tax rates that will be in effect when these differences are settled or realized.

Start-Up Costs

        On January 1, 1999, the Company adopted the provisions of AICPA Statement of Position No. 98-5, Reporting the Costs of Start-up Activities ("SOP 98-5"), which requires start-up costs capitalized prior to January 1, 1999 to be written-off and any future start-up costs to be expensed as incurred. The Company previously capitalized pre-contract costs directly associated with specific anticipated contracts as well as certain development costs for new educational programs that were estimated to be recoverable. The cumulative effect of adopting SOP 98-5 in 1999 decreased net income for the year ended December 31, 1999 by $1,323 (net of $682 in income taxes). The amount of the cumulative effect related to the discontinued operations was $567 (net of $291 in income taxes).

Impact of Recently Issued Accounting Standards

        In June 2001, the Financial Accounting Standards Board issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Under Statement No. 141, the pooling-of-interests method of accounting has been eliminated for all business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. Statement No. 141 also includes new criteria to recognize intangible assets separately from goodwill, and is effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. Under Statement No. 142, goodwill will no longer be amortized but will be subject to annual impairment tests for fiscal years beginning after December 15, 2001. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. The Company will perform the first of the required impairment tests of goodwill as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the

Company. The Company has estimated that the impact of the non-amortization provisions of Statement No. 142 will be a decrease in amortization expense of approximately $17,400 in 2002, including approximately $5,100 related to the amortization of Sylvan Ventures equity method investments.

        In August 2001, the Financial Accounting Standards Board issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement No. 144 supersedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and provides a single accounting model for long-lived assets to be disposed of. The Company will apply the new rules on accounting for the impairment or disposal of long-lived assets beginning in the first quarter of 2002. Statement No. 144 retains the requirements of Statement No. 121 to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted future cash flows and to measure the impairment loss as the difference between the carrying amount and the fair value of the asset. The Company does not believe that the adoption of the new standard will have a material impact on its consolidated financial position or results of operations.

Note 3—Discontinued Operations

Aspect

        On October 6, 2000, the Company sold its English Language immersion business, Aspect ("Aspect") for $19,794 in cash. The gain on the disposition recognized in 2000 was $22,353, which includes an income tax benefit of $3,047. The Company has estimated the domestic and foreign income taxes resulting from the sale based on the expected allocation of proceeds to subsidiaries that are a party to the transaction and the tax laws of the jurisdictions in which theses subsidiaries operate, assuming that undistributed gains outside the United States will be reinvested outside the United States.

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

Revenues	$10,709
Direct costs	(16,350)

Operating loss	(5,641)
Other expense	(111)

Net loss	$(5,752)

Sylvan Prometric

        On March 3, 2000, the Company sold its computer-based testing division, Sylvan Prometric ("Prometric") for approximately $775,000 in cash. The gain on the disposition recognized in 2000 was approximately $288,454, net of income taxes of $136,800. The final proceeds from the sale may change based on contractual provisions that provide for certain adjustments to the sale price, including an adjustment for changes in working capital of Prometric between November 30, 1999 and March 3, 2000. The Company and the buyer have not completed the process required to provide for a final settlement of the sale proceeds. However, management believes that any future adjustments will be immaterial to financial position and results of operations. The Company has estimated the domestic and foreign income taxes resulting from the sale based on the expected allocation of proceeds to subsidiaries that are a party to the transaction and the tax laws of the jurisdictions in which these subsidiaries operate, assuming that undistributed gains outside the United States will be reinvested outside the United States.

The PACE Group

        On September 30, 1999, the Company adopted a formal plan to dispose of PACE, its corporate training business. The sale transaction closed on December 31, 1999, and the Company received 10 shares of preferred stock and 2,503 shares of common stock of Frontline Group, Inc., a private investment holding company. The Company's investment in the stock was recorded at its estimated fair value at December 31, 1999 of $7,000, based on an independent appraisal, and a resulting loss on disposition was recorded in 1999 of approximately $27,000, including income tax expense of approximately $1,100.

Summarized Financial Information of Discontinued Operations

        Summarized operating information of the Company's discontinued operations for the years ended December 31 are as follows:

	2000	1999
Revenues	$75,898	$293,877

Income (loss) before income taxes	(3,805)	17,362
Income tax expense	(163)	(12,398)

Net income (loss)	($3,968)	$4,964

        Included in income from discontinued operations for the years ended December 31, 2000 and 1999 is an allocation of corporate interest expense of $784, and $2,411, respectively, based upon a percentage of the net equity investment in discontinued operations to the net equity of the Company including the discontinued operations. The accompanying consolidated statements of operations have been restated to reflect the results of operations for these entities as discontinued operations.

        At December 31, 2001, undistributed gains on the sale of non-domestic discontinued operations totaled approximately $238,400. Deferred tax liabilities have not been recognized for these undistributed gains because it is management's intention to reinvest such undistributed gains outside of the United States. If all undistributed gains were remitted to the United States, the amount of incremental United States federal income taxes, net of foreign tax credits, would be approximately $83,400.

Note 4—Acquisitions

        During each of the years presented, the Company acquired certain businesses accounted for using the purchase method of accounting. A portion of the purchase prices for these businesses was allocated to identifiable tangible and intangible assets and assumed liabilities based on estimated fair values at the dates of acquisition. Any excess purchase price was allocated to goodwill. Certain acquisitions require the payment of contingent amounts of purchase consideration if specified operating results are achieved in periods subsequent to the acquisition date. Upon the resolution of these contingent payments, the Company records as goodwill any additional consideration owed to the sellers. The Company amortizes goodwill on a straight-line basis over estimated useful lives ranging from 15 to 35 years. In 2002 the Company will adopt the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, and as such will no longer amortize goodwill. See Note 2 for further discussion. The results of operations of the acquired businesses are included in the accompanying financial statements commencing on the date of acquisition.

2001 Acquisitions

ESCE

        On October 30, 2001, the Company acquired for cash 98.8% of the common stock of École Supérieur du Commerce Extériuer ("ESCE"), a private, for-profit university in Paris, France enrolling over 1,000 students. The purchase price totaled approximately $8,153, including acquisition costs of $484. The purchase price was allocated to acquired assets totaling $13,753 and assumed liabilities of $5,600.

Wall Street Institute Franchises

        During 2001, the Company acquired 25 Wall Street Institute franchises for a combined net cash purchase price of $9,739, including acquisition costs of $346. The acquisitions were accounted for using the purchase method of accounting and goodwill of $10,107 was recorded.

2000 Acquisitions

Les Roches

        In July 2000, the Company acquired for cash all of the outstanding common stock of Gesthotel S.A., which owns and operates the Swiss Hotel Association Hotel Management School Les Roches ("Les Roches"), located in Bluche, Switzerland. Additionally, the Company acquired the real estate on which the school resides from the former shareholders of Gesthotel S.A. Les Roches currently enrolls more than 1,100 full-time students in one undergraduate and one graduate program. Les Roches specializes in, and is globally recognized for, its hospitality and hotel management program.

        The purchase price for the outstanding common stock totaled approximately $6,975, including acquisition costs of $946. Additionally, the Company paid $5,305 to the former shareholders for the real estate. The purchase price was allocated to acquired assets totaling $32,414 and assumed liabilities of $20,134. In connection with the acquisition of Les Roches, variable amounts of contingent consideration are also payable to the sellers if specified levels of earnings are achieved in 2001 and 2002. At December 31, 2001, the Company determined that the additional consideration due the sellers based on 2001 operating results was $40.

Universidad del Valle de Mexico (UVM)

        On November 24, 2000, the Company acquired for cash 80% of the outstanding common stock of Planeacion de Sistemas, S.A., which controls and operates the Universidad del Valle de Mexico ("UVM"), a private, not-for-profit university principally located in Mexico City, Mexico. UVM currently enrolls more than 32,000 full-time students in 30 undergraduate and graduate degree programs, and has nine campuses located in and around Mexico City and four others throughout Mexico. The initial purchase price totaled approximately $49,394, including acquisition costs of $4,494. The purchase price was allocated to acquired assets totaling $73,029 and assumed liabilities of $23,635. In connection with the acquisition of UVM, contingent consideration is also payable to the sellers if specified levels of earnings before interest and taxes ("EBIT") are achieved in 2002.

Universidad de Las Americas (UDLA)

        On December 12, 2000, the Company acquired for cash 60% of the outstanding common stock of Desarrollo del Conocimiento S.A. ("Decon"), a holding company that controls and operates the Universidad de Las Americas ("UDLA"), a private, not-for-profit university in Santiago, Chile. UDLA has four campuses and currently enrolls more than 8,000 full-time students in 26 undergraduate degree programs. Decon has the right to appoint the directors of UDLA and through its subsidiaries has entered into contracts that provide for the provision of essential services and the use of facilities in exchange for fees and rent that are substantially equal to UDLA's income.

        The purchase price totaled approximately $25,991, including acquisition costs of $1,681. Of the total purchase price, $13,000 was due and paid in 2001 after finalization of UDLA's 2000 operating results. The purchase price was allocated to acquired assets totaling $43,327 and assumed liabilities of $17,336.

        Additional amounts of contingent consideration are due the sellers based on operating results for the three years ended December 31, 2006. No later than March 31, 2006, the Company is obligated to the sellers for an amount equal to 60% of six times (i) average EBIT for 2004 and 2005, less (ii) 2000 EBIT, reduced by (iii) 42% of certain specified debt. No later than March 31, 2007, the Company is obligated to the sellers for an amount equal to 20% of four times (i) average EBIT for 2005 and 2006, less (ii) 2000 EBIT, reduced by (iii) 20% of certain specified debt. The Company has pledged its shares of Decon to satisfy its payment obligations to the sellers. The Company cannot dispose, lien or encumber the shares without the prior approval of the sellers.

        Upon the payment of any amounts due on March 31, 2007, the Company will receive additional shares of Decon representing 20% of the outstanding shares. Subsequent to the March 31, 2007 payment, the sellers have the right to require the Company to purchase their remaining 20% interest in Decon for a variable purchase price based on average EBIT for certain specified periods.

Ivy West

        Effective May 18, 2000, the Company purchased certain assets and assumed certain liabilities of Ivy West, which offers SAT test preparation services. The purchase price totaled approximately $10,200 including estimated net cash payments of $7,900, a promissory note of $1,400, common stock valued at $250, common stock of a subsidiary of the Company valued at approximately $250 and the assumption of $400 of liabilities. The acquisition was accounted for using the purchase method of accounting and goodwill of $9,300 was recorded.

1999 Acquisitions

Universidad Europea de Madrid (UEM)

        On April 1, 1999 the Company acquired for cash 54% of the outstanding common stock of Prouniversidad S.A., which owns and operates the Universidad Europea de Madrid ("UEM"), a private, for-profit university in Madrid, Spain. UEM enrolls more than 7,000 full-time students in 50 degree programs at the undergraduate and graduate levels. The purchase price was approximately $29,208, including acquisition costs of $2,577.

        During August 2001, the Company acquired an additional 23.75% ownership interest in Prouniversidad S.A. for cash of approximately $18,500. The purchase of the additional interest was accounted for as a step acquisition.

Wall Street Institute Franchises

        During 1999, the Company acquired 23 Wall Street Institute franchises for a combined cash purchase price of approximately $65,800, including cash payments of $36,000 and $18,700 in 1999 and 2000, respectively, a $2,600 promissory note, and the assumption of approximately $8,500 of liabilities. The acquisitions were accounted for using the purchase method of accounting and goodwill of $55,700 was recorded. In 2000, certain sellers of these businesses earned $12,000 of additional consideration based on contingent payment provisions of the purchase agreements.

Unaudited Pro Forma Results of Operations

        The following unaudited consolidated pro forma results of operations of the Company give effect to the acquisitions of

        UEM, Les Roches, UVM and UDLA as though they had each occurred on January 1, 1999. The 2001 acquisitions of ESCE and certain Wall Street Institute franchises would not have materially affected reported results of operations in 2001, 2000 or 1999 had these acquisitions occurred on January 1, 1999.

	2000	1999
Revenues	$417,021	$388,286
Income (loss) from continuing operations before cumulative effect of change in accounting principle	(1,992)	9,830
Net income (loss)	304,847	(13,497)
Earnings (loss) per common share, diluted:
Continuing operations before cumulative effect of change in accounting principle	$(0.05)	$0.18
Net income (loss)	$7.01	$(0.25)

Supplemental Cash Flow Information Related to Acquired Businesses

        The following is a summary of changes to assets (other than cash) and liabilities as a result of the acquisitions described above:

	Year ended December 31
	2001	2000	1999
Working capital, other than cash	$2,731	$(18,613)	$(27,784)
Property and equipment	24	58,386	82,233
Goodwill	17,098	72,010	54,045
Other intangible assets	1,011	2,561	10
Long-term debt	(4,855)	(21,466)	(30,842)
Other liabilities	—	(2,289)	(6,759)
Minority interest	(2)	(3,576)	(8,228)
Equity	—	(250)	—

Purchase price, net of cash received	$16,007	$86,763	$62,675

Note 5—Available-For-Sale Securities

        The following is a summary of available-for-sale securities at December 31:

	2001	2000
Equity securities	$70	$99
Debt securities	59,493	201,649
Cash reserve fund and other	528	329

	$60,091	$202,077

Note 5—Available-For-Sale Securities (Continued)

        At December 31, 2001, equity securities represent common stock investments in a public company with a cost of $285 and a quoted market price of $70. The adjustment to unrealized holding loss of $215 is a component of accumulated other comprehensive income (loss), included in stockholders' equity. The cost of the Company's other investments approximates fair value. Aggregate maturities of debt securities are as follows: $37,785 within 1 year, $20,856 within 2-5 years and $852 thereafter. The investments are classified as current as the Company views its available-for-sale securities as available for use in its current operations.

Note 6—Investments

Formation of Sylvan Ventures

        The Sylvan Ventures segment was established during the first quarter of 2000 to invest in and develop companies with emerging technology solutions for the education marketplace ("portfolio companies"). On June 30, 2000, affiliates of Apollo Management L.P. ("Apollo") and certain members of Sylvan's management ("management investors") joined the Company to form Sylvan Ventures, LLC, with total committed funds of $400,000. Of the $400,000 commitment, the Company has committed $285,000, including investments in portfolio companies valued at $65,000 upon formation; Apollo has committed $100,000; and the management investors have committed $15,000. Upon formation, Sylvan Ventures issued common membership interests to Sylvan and the management investors and preferred membership interests to Apollo. Additionally, Sylvan Ventures authorized the granting of plan membership profit interests to members of management that entitle the recipients to receive an aggregate allocation of up to 20% of any cumulative net profits. As of December 31, 2001, plan membership profit interests have been granted to management for an aggregate allocation of approximately 15.3% of the cumulative net profits upon the occurrence of any profits interest event.

        In 2000, the membership agreement provided for the allocation of net losses to the common and preferred members on a pro rata basis, subject to certain limitations. Beginning January 1, 2001, net losses are being allocated on a pro rata basis only to the common membership interest holders until their capital account balances have been reduced to zero, at which time any losses will be allocated to Apollo until its capital account balance has been reduced to zero. Thereafter, any losses will be allocated on a pro rata basis to all membership interest holders. Any annual profits earned after January 1, 2001 will first be allocated to Apollo until it has recovered its 2000 allocated losses and then pro rata to the common membership interest holders to recover previously allocated losses. After all previously allocated losses have been recovered through profit allocations, any additional net profits will be allocated on a pro rata basis to all interest holders, including the plan membership profit interest holders. The preferred members also maintain a preferred position relating to cash distribution provisions of the membership agreement.

Consolidated Investments

        eSylvan, Inc. ("eSylvan") is a development stage organization formed to distribute the Company's learning center tutoring product to students at home via computer. Sylvan Ventures owns 85% of the common stock of eSylvan. eSylvan has not generated significant revenue through December 31, 2001, and its operating expenses have been included in the 2001 and 2000 consolidated statements of operations as a component of Sylvan Ventures' operating costs. During 2001, eSylvan issued common stock representing a 15% ownership interest to franchisees of Sylvan Learning Centers to more fully leverage the relationship between center-based and online tutoring. Sylvan Ventures has committed additional funding of $1,500 as of December 31, 2001 for eSylvan development and operating costs for a portion of 2002.

Investment in Affiliates (Equity Method Investments):

        The Company's investment in and advances to affiliates consist of investments in and loans to companies in the initial or early stages of development. These companies are frequently illiquid or experiencing cash flow deficits from operations. Further, investments are generally unsecured and subordinated to the claims of other creditors. Accordingly, the Company's investments in and advances to affiliates are subject to a high degree of investment and credit risk. The Company's accounting policies with respect to its investments are described in Note 1. The Company has made estimates of the recoverability of loans and advances to its affiliates, and due to the inherent uncertainty of the operations of these affiliates, it is possible that these estimates may change in the near term.

        Investments in and advances to affiliates consist principally of investments in common stock and preferred stock, as follows as of December 31:

	2001	Voting Interest	2000	Voting Interest
Walden E-Learning, Inc.	$31,909	16%	$—	—
Chancery Software Limited	6,774	42%	14,224	42%
iLearning, Inc.	461	27%	5,568	29%
EdVerify, Inc.	679	42%	—	—
Mindsurf, Inc.	—	45%	1,109	47%
HigherMarkets, Inc.	—	31%	6,694	31%
Classwell Learning Group, Inc.	—	—	13,045	42%
Caliber Learning Network, Inc.	—	—	15,123	36%
Other	564	—	2,236	—

Total	$40,387		$57,999

        Each period in the table below includes summarized financial data of those affiliates in which Sylvan Ventures had an interest at the end of the respective period and includes results of operations data of the affiliate for the entire year.

	2001	2000	1999
Current assets	$23,176	$44,420	$31,765
Other assets	17,988	67,191	21,519
Current liabilities	19,916	37,902	12,570
Long-term liabilities and other	17,004	7,149	10,250
Redeemable convertible preferred stock	66,878	77,643	15,153
Net sales	48,445	36,086	26,033
Gross profit	29,181	23,105	15,885
Net loss	(103,900)	(66,761)	(22,242)

        Walden E-Learning, Inc. ("Walden") is a leading online university offering Ph.D. and other graduate-level degree programs in education, management, and the social and behavioral sciences. Sylvan Ventures initially had the right to acquire a 41% stake in Walden, pending the final payment of the purchase price. The Company at December 31, 2001 had voting rights for 16% of the outstanding common stock. Subsequent to year-end, Sylvan Ventures exercised an option to acquire an additional 10% interest in Walden for $8,000.

        Chancery Software Limited is a provider of an enterprise student information system for schools that includes tracking of grading, attendance, and other school and student communications.

        iLearning, Inc. is a leading provider of innovative training and educational solutions for businesses and organizations.

        EdVerify, Inc. is a business-to-business digital service provider that specializes in verifying the higher education enrollment and degree attainment of job candidates and credit requestors.

        Mindsurf, Inc. is a start-up organization aimed at improving communication between teachers, students, and parents by providing students with computing and communication resources though low cost, wireless handheld devices.

        HigherMarkets, Inc. is developing an e-procurement solution for universities and other educational institutions.

        Sylvan Ventures' equity in net losses related to the investments in affiliates for 2001 and 2000 was $52,374 and $21,222 respectively. At December 31, 2001, the difference between the carrying amount of equity method investments and the amount of underlying equity in net assets of these investments was $25,988. This amount was being amortized for each investment primarily over a three-year period as a component of the Company's allocable share of income or loss. For the years ended December 31, 2001 and 2000, equity in net loss of affiliates includes amortization of $8,938 and $3,793, respectively. Under the provisions of Statement No. 142 (see Note 2), this goodwill related to equity method investments will no longer be amortized effective January 1, 2002.

Other Investments (Cost Method Investments):

        Other investments consist of non-marketable investments in common and preferred stocks of private companies in which the Company does not exercise significant influence. These investments are carried at cost unless a decline in estimated fair value is determined to be permanent. Other investments consisted of the following at December 31:

	2001	2000
ClubMom.com. Inc.	$7,326	$7,000
Chauncey Group International, Ltd.	8,000	8,000
Frontline Group, Inc.	7,000	7,000
Other	5,000	3,935

Total	$27,326	$25,935

Realized Investment Income and Losses

        The Company recognized a net realized investment gain of $7,905 in 2001, a realized investment loss of $11,441 in 2000, and a realized investment loss of $13,370 in 1999. The most significant transactions giving rise to these gains and losses are described below.

        On September 11, 2001 Sylvan Ventures recognized an investment gain of $24,724 upon the sale of its 42% stake in Classwell Learning Group, Inc. for total cash proceeds of $31,807.

        On June 15, 2001, Caliber Learning Network, Inc. ("Caliber") filed for Chapter 11 bankruptcy protection. The Sylvan Ventures investment in Caliber of $2,931 was reduced to $0 upon recording its allocable share of losses related to Caliber prior to the bankruptcy proceedings, which is included in equity in net loss of affiliates. Additionally, the Company recorded a loss on investment of $14,231. This loss consists of bad debt expense for notes receivable from and advances to Caliber of $7,497, as well as the accrual of a $6,734 estimated liability relating to the Company's guarantee of certain non-cancelable Caliber lease obligations and other Caliber related liabilities incurred by the Company. Due to the uncertainties surrounding the bankruptcy proceedings and the ultimate settlement of Caliber's lease and other liabilities, it is possible that the Company's loss estimate may change prior to finalization.

        In 2000, Sylvan Ventures incurred a $3,051 realized loss upon the disposal of its $4,912 investment in the common stock of ZapMe! for cash proceeds of $1,861. Sylvan Ventures also recorded realized investment losses of $8,390 in 2000 based on an assessment that two investments were permanently impaired due to a significant deterioration in operating results and concerns regarding the ability of these companies to successfully implement their business plan.

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

Note 7—Long-Term Debt

        Long-term debt consists of the following at December 31:

	2001	2000
Convertible debentures	$100,000	$100,000
Mortgage notes payable for university facilities bearing interest at variable rates ranging from 6.20% to 7.84%	18,444	24,146
Notes payable secured by fixed assets, bearing interest at 4.65%	9,980	11,143
Long-term credit lines bearing interest at rates ranging from 4.75% to 7.87%	214	7,028
Capital lease agreements bearing interest at rates ranging from 4.75% to 17.50%	601	401
Various notes payable bearing interest at fixed rates ranging from 3.00% to 8.00%	1,684	1,563

	130,923	144,281
Less: current portion of long-term debt	6,449	12,856

Total long-term debt	$124,474	$131,425

        On June 30, 2000, the Company issued $100,000 of ten-year convertible subordinated debentures to Apollo Management Group. The debentures bear interest at a fixed rate of 5.00%, payable semi-annually, and are convertible at any time into the Company's common stock at $15.735 per share. The debentures are redeemable by the Company, subsequent to June 30, 2003, providing certain conditions are achieved including the average share price exceeding 150% of the conversion price. The debentures mature on June 30, 2010.

        The Company has a revolving credit facility (the "Facility") with a group of five banks, which allows the Company to borrow up to an aggregate of $100,000 at variable rates. Outstanding borrowings under the Facility are unconditionally guaranteed by a pledge of the capital stock of the Company's domestic subsidiaries. The Facility expires on December 23, 2003 and there were no borrowings outstanding at December 31, 2001 and 2000. Debt covenants of the Facility require the Company to maintain certain debt-to-earnings and interest coverage ratios. Other provisions require maintenance of minimum net worth levels and restrict advances, investments, loans, capital expenditures and dividends. At December 31, 2001 the Company was in compliance with the covenants under the Facility.

        The Company's long-term debt is secured by assets with a carrying value of $81,286 at December 31, 2001. Aggregate maturities of Company's borrowings are as follows: 2002—$6,449; 2003—$5,948; 2004—$5,167; 2005—$9,244; 2006—$980 and thereafter $103,135.

Note 8—Due to Shareholders of Acquired Companies

        Due to shareholders of acquired companies consists of the following amounts payable in cash at December 31:

	2001	2000
Amounts payable to former shareholders of Drake Prometric	$3,050	$3,050
Amounts payable to former shareholders of Les Roches	1,029	435
Amounts payable to former shareholders of Canter	—	13,145
Amounts payable to former shareholders of WSI franchises	—	12,000
Amounts payable to former shareholders of UDLA	—	12,000

	4,079	40,630
Less: Long-term portion (included in other long-term liabilities)	422	435

Total current portion	$3,657	$40,195

Note 9—Leases and Related Party Transactions

        The Company conducts significant operations from leased facilities. These facilities include the Company's corporate headquarters and other office locations, warehouse space, and Company-owned learning centers. The terms of substantially all of these leases are five years or less, with the exception of the Company's corporate headquarters facility, which has a lease term ending in August 2009, and generally contain renewal options. The Company also leases certain equipment under non-cancelable operating leases, the majority of which are for terms of 36 months or less. Future minimum lease payments at December 31, 2001, by year and in the aggregate, under all non-cancelable operating leases are as follows:

Years ending December 31:
2002	$31,541
2003	29,944
2004	26,558
2005	23,637
2006	19,721
Thereafter	54,343

$185,744

        The Company has entered into sublease agreements with the purchaser of Prometric for leased space approximating 81,000 square feet, for an annual fee of $2,600, adjusted annually for increases in gross operating rent and related expenses. The subleases extend from March 3, 2000 through lease expiration in December 2007.

        The Company has entered into lease agreements for its university campuses in Mexico with certain officers and minority owners of the Company's Mexican university subsidiary. The leases have an initial term of ten years with an additional two-year extension available at the Company's option. Fixed monthly rents are adjusted annually for inflation. For the year ended December 31, 2001, the Company recognized approximately $4,090 of rent expense under these leases.

        The Company has also entered into lease agreements for certain dormitories and other facilities in Switzerland with certain former owners of Les Roches. Pursuant to these agreements, the Company recognized rent expense of approximately $470 and $320 for the years ended December 31, 2001 and 2000, respectively. In December 2001, the Company accelerated an option agreement with the officers to purchase these properties for approximately $2,700.

        Rent expense, net of sub-lease income, included in income from continuing operations for all cancelable and non-cancelable leases was approximately $28,998, $18,383 and $14,310 for the years ended December 31, 2001, 2000 and 1999, respectively.

Note 10—Commitments and Contingencies

Loss Contingencies

        On November 18, 1996, ACT, Inc. filed suit against the Company alleging that the Company violated federal antitrust laws and committed various state law torts in connection with the operations of its computer-based testing operations and in obtaining a testing services contract from the National Association of Securities Dealers ("NASD"). The trial court has granted the Company's motion for summary judgment and ACT, Inc. has filed its appeal of the decision to the U.S. Court of Appeals for the Eighth Circuit and oral arguments have been held. Management is unable to predict the ultimate outcome of the appeal, but believes that the ultimate resolution of the matter will not have a material effect on the Company's consolidated financial position.

        The Company is subject to other legal actions arising in the ordinary course of its business. In management's opinion, the Company has adequate legal defenses and/or insurance coverage with respect to the eventuality of such actions and does not believe any settlement would materially affect the Company's financial position.

Guarantees

        The Company has guaranteed that services will be provided under the terms of franchisee agreements with customers who have financed their tuition with a certain financial institution. If the franchisees do not provide all of the services that are financed under this program, the Company must either provide the services through one of its company-owned centers, arrange for the services to be provided by a comparable third party, or refund to the customer the amount that was paid for the services. As of December 31, 2001, the amount that was financed under this program was approximately $9,900.

        The Company has guaranteed the loans of franchisees with certain banks. These loans primarily represent the financing of programs and other instructional materials. Of the $1,700 of available credit under these loans, the outstanding balance was approximately $800 at December 31, 2001.

Contingent Payments and Business Combinations

        In the normal course of business, the Company is party to option agreements with franchisees that allow, under specified circumstances, the repurchase of operating franchises at predetermined multiples of operating results. These options may be at the Company's or the franchisee's discretion based upon the individual agreement and specific operating criteria. None of these option agreements would be individually material and operating results of the Company would not be materially impacted for the current period if the options were exercised.

        The Company is self-insured for health care, workers compensation, and other insurable risks up to predetermined amounts above which third party insurance applies. The Company is contingently liable to insurance carriers under certain of these policies and has provided a letter of credit in favor of the insurance carriers for approximately $900.

Note 11—Fair Value of Financial Instruments

        The fair value of the Company's financial instruments consist primarily of cash and cash equivalents, accounts and notes receivable, available-for-sale investments, accounts payable, due to shareholders of acquired companies, and short and long-term debt. Except for convertible debentures with a carrying value of $100,000, the fair value of these financial instruments approximate their carrying amounts reported in the consolidated balance sheets. The Company's convertible debentures have a fair value of approximately $140,000 at December 31, 2001, calculated based on the quoted value of the Company's common stock and the number of shares issuable upon conversion.

        It is not practical to estimate the fair value of the Company's cost method investments because of the lack of quoted market prices of the underlying securities and the inability to determine fair value without incurring excessive costs.

Note 12—Employee Benefit Plans

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

        The following table summarizes the stock option activity of the Company for the years ended December 31:

	2001		2000		1999
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	9,939	$17.52	10,380	$18.13	9,067	$18.24
Granted	997	18.14	679	14.31	1,737	17.07
Exercised	(1,492)	12.01	(91)	5.42	(243)	9.93
Forfeited	(1,265)	22.18	(1,029)	22.27	(181)	24.62

Outstanding at end of year	8,179	$17.85	9,939	$17.52	10,380	$18.13

Exercisable at end of year	5,088	$16.47	5,675	$15.88	4,402	$14.17

        The following table summarizes information about stock options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Life	Number of Shares	Weighted Average Exercise Prices
$3.48– $6.08	738	$4.77	1.6	721	$4.80
$6.78–$13.11	1,294	11.52	6.6	666	10.41
$13.55–$19.77	2,995	15.04	5.7	2,008	14.30
$21.15–$32.38	3,152	26.18	6.1	1,693	26.39

Defined Contribution Retirement Plan

        The Company sponsors a defined contribution retirement plan under section 401(k) of the Internal Revenue Code. The provisions of this plan allow for voluntary employee contributions up to 15% of their salary, subject to certain annual limitations. The Company may at its discretion make matching contributions, which are allocated to eligible participants. All employees are eligible after meeting certain service requirements. The Company made discretionary contributions to this plan of $742, $1,218 and $461 during the years ended December 31, 2001, 2000 and 1999, respectively.

Employee Stock Purchase Plan

        The Company sponsors an employee stock purchase plan that allows eligible employees to purchase shares of common stock at a 15% discount to the lower of the fair market value on the first day or the last day of the annual offering period. Employees may authorize the Company to withhold up to 10% of their compensation during any offering period, subject to certain limitations. During 2001, 2000, and 1999, shares totaling 29, 62 and 41 were issued under the plan at an average price of $13.93, $12.61 and $23.23, respectively.

Shares Reserved For Future Issuance

        As of December 31, 2001, the Company has reserved 16,500 shares of common stock for future issuance upon the exercise of all outstanding stock options and the conversion of debentures.

Management Ownership Interests in Subsidiaries

        Executives of the Company have been granted options to purchase common stock in the Company's subsidiary operating its International University segment. At December 31, 2001, the options represent 20% of the total outstanding shares and are exercisable at an exercise price equal to or greater than the estimated fair value of the common stock at the grant date. The options vest over periods of up to five years.

        In June 2000, executives of the Company were granted membership profits interest in Sylvan Ventures upon formation in the amount of 15% of total outstanding units. These membership profit interests entitle the holders to a share of profits upon the occurrence of a profit event and shall be converted into common stock of the corporate successor in the event of a qualified initial public offering of Sylvan Ventures.

Pro Forma Information

        Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation ("Statement No. 123"), defines a fair-value-based method of accounting for an employee stock option. However, it allows an entity to continue to measure compensation cost for those instruments using the intrinsic value method of accounting prescribed by APB Opinion No. 25. As permitted by Statement No. 123, the Company elected to retain the intrinsic value method of accounting for stock options, and disclose supplementally pro forma net income as if the fair value method had been used.

        For the years ended December 31, 2001, 2000 and 1999, pro forma net income and earnings per share information required by Statement No. 123 has been determined as if the Company had accounted for its stock options using the fair value method. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2001, 2000 and 1999: risk-free interest rate of 4.5%, 5.5% and 5.5% respectively, dividend yield of 0%, volatility factors of the expected market price of the Company's common stock of .464, .460 and .443, respectively, and an expected life of granted options from four to six years depending upon the vesting period.

        The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options. The weighted average estimated fair values of stock options granted during fiscal years 2001, 2000, and 1999 were $8.26, $6.12 and $7.37, respectively.

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information for the years ended December 31 is as follows:

	2001	2000	1999
Pro forma income (loss) from continuing operations before cumulative effect of change in accounting principle	$(24,414)	$(8,760)	$3,513
Pro forma net income (loss)	$(24,414)	$298,079	$(21,897)
Pro forma earnings (loss) per share, basic:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$(0.64)	$(0.20)	$0.07
Net income (loss)	$(0.64)	$6.85	$(0.42)
Pro forma earnings (loss) per share, diluted:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$(0.64)	$(0.20)	$0.07
Net income (loss)	$(0.64)	$6.85	$(0.42)

Note 13—Investment and Other Income

        The Company's investment and other income consists of the following as of December 31:

	2001	2000	1999
Interest and other income	$9,758	$22,068	$1,170
Gain (loss) on foreign exchange	124	(2,029)	(48)

	$9,882	$20,039	$1,122

        Gain (loss) on foreign exchange in 2000 includes a $3,149 loss related to the settlement of a foreign exchange contract in August 2000.

Note 14—Income Taxes

        Significant components of the income tax benefit on earnings from continuing operations for the years ended December 31 are as follows:

	2001	2000	1999
Current:
Federal	$715	$(4,018)	$(180)
Foreign	13,587	6,591	2,114
State	(1,882)	(2,242)	(1,801)

	12,420	331	133
Deferred:
Federal	(12,483)	(3,129)	(2,087)
Foreign	(3,265)	(202)	176
State	(2,352)	(1,308)	494

	(18,100)	(4,639)	(1,417)

Total benefit	$(5,680)	$(4,308)	$(1,284)

        For the years ended December 31, 2001, 2000 and 1999, foreign income from continuing operations before income taxes was $32,572, $20,997 and $14,028, respectively.

        Significant components of the Company's deferred tax assets and liabilities arising from continuing operations as of December 31 are as follows:

	2001	2000
Deferred tax assets:
Net operating loss carryforwards	$13,085	$5,658
Deferred revenue	2,865	1,729
Allowance for doubtful accounts	2,801	1,355
Deferred compensation	1,033	591
Equity in net losses of affiliates	30,568	18,017
Charitable contributions carryforward	100	—
Non-deductible reserves	1,190	2,191
Tax credit carryforward	2,900	500
Other	349	146

Total deferred tax assets	54,891	30,187

Deferred tax liabilities:
Deferred contract costs	1,957	1,389
Prepaid expenses	601	871
Depreciation	7,727	6,933
Amortization of intangible assets	2,861	3,093
Deferred income	14,043	12,840
Unbilled receivables	636	1,113
Other	202	979

Total deferred tax liabilities	28,027	27,218

Net future income tax benefits (liabilities)	26,864	2,969
Valuation allowance for net deferred tax assets	(9,231)	(3,857)

Net deferred tax asset (liability)	$17,633	$(888)

        At December 31, 2001, undistributed earnings from continuing operations of non-U.S. subsidiaries totaled approximately $100,000. Deferred tax liabilities have not been recognized for these undistributed earnings because it is management's intention to reinvest such undistributed earnings outside of the U.S. If all undistributed earnings were remitted to the U.S., the amount of incremental U.S. federal income taxes, net of foreign tax credits, would be approximately $34,000.

        The net operating loss carryforwards at December 31, 2001 are related to subsidiaries of the Company, and are available only to offset future taxable income of those subsidiaries. These net operating loss carryforwards will begin to expire in 2005. The tax credit carryfowards consist of foreign tax credits at December 31, 2001 that expire in 2006. The increase in the valuation allowance from 2000 to 2001 resulted from an increase in net operating losses of a majority-owned subsidiary of Sylvan Ventures that can not be deducted by the Company.

        The reconciliation of the reported income tax expense to the amount that would result by applying the U.S. federal statutory tax rate of 35% to income from continuing operations before income taxes and cumulative effect of change in accounting principle for the years ended December 31 is as follows:

	2001	2000	1999
Tax expense at U.S. statutory rate	$(8,094)	$(2,073)	$2,469
Expense (benefit) attributable to minority interest	1,132	(3,542)	154
Permanent differences	2,208	(155)	494
State income tax expense, net of federal tax effect	(3,296)	(949)	(1,196)
Tax effect of foreign income taxed at lower rate	(3,290)	(1,676)	(3,233)
Change in valuation allowance	5,374	3,857	—
Other	286	230	28

Total tax benefit	$(5,680)	$(4,308)	$(1,284)

Note 15—Earnings (Loss) Per Share

        The following table summarizes the computations of basic and diluted earnings per share for the years ended December 31:

	2001	2000	1999
Numerator used in basic and diluted earnings (loss) per common share:
Income (loss) from continuing operations, before cumulative effect of change in accounting principle	$(17,446)	$(1,617)	$8,339
Income (loss) from discontinued operations, net of tax	—	(3,968)	4,964
Gain (loss) on disposal of discontinued operations, net of tax	—	310,807	(26,968)
Cumulative effect of change in accounting principle, net of tax	—	—	(1,323)

Net income (loss)	$(17,446)	$305,222	$(14,988)

Denominator for basic earnings (loss) per share—weighted-average common shares outstanding	38,135	43,501	51,553
Net effect of dilutive stock options based on treasury stock method	—	—	1,604

Denominator for diluted earnings (loss) per share—weighted average common shares outstanding and assumed conversions	38,135	43,501	53,157

Earnings (loss) per common share, basic:
Income (loss) from continuing operations, before cumulative effect of change in accounting principle	$(0.46)	$(0.04)	$0.16
Income (loss) from discontinued operations, net of tax	—	(0.08)	0.10
Gain (loss) on disposal of discontinued operations, net of tax	—	7.14	(0.52)
Cumulative effect of change in accounting principle, net of tax	—	—	(0.03)

Earnings (loss) per common share, basic	$(0.46)	$7.02	$(0.29)

Earnings (loss) per common share, diluted:
Income (loss) from continuing operations, before cumulative effect of change in accounting principle	$(0.46)	$(0.04)	$0.16
Income (loss) from discontinued operations, net of tax	—	(0.08)	0.09
Gain (loss) on disposal of discontinued operations, net of tax	—	7.14	(0.51)
Cumulative effect of change in accounting principle, net of tax	—	—	(0.02)

Earnings (loss) per common share, diluted	$(0.46)	$7.02	$(0.28)

        Stock options and the convertible outstanding debentures (see Note 7) were not dilutive for the years ended December 31, 2001 and 2000 as the Company reported a net loss from continuing operations.

Note 16—Business and Geographic Segment Information

        The Company is organized on the basis of educational services provided. The Company's segments are business units that offer distinct services. The segments are managed separately as they have different customer bases and delivery channels. As discussed in Note 1, as of July 1, 2001, the Company realigned several of its business segments. All segment information has been reclassified to conform to the new presentation. Reportable segments are as follows:

        K-12 Education Services provides personalized instructional services to students of all ages and skill levels through its network of franchised and Company-owned learning centers, and provides educational programs to students of public and non-public school districts through contracts funded by Federal Title I and State-based programs.

        Online Higher Education develops and licenses professional development and graduate degree programs to universities.

        International Universities provides post-secondary instruction and degree programs through its network of fully accredited or licensed universities located in Spain, Switzerland, Mexico, Chile and France. The segment commenced operations in the second quarter of 1999 with the acquisition of a controlling interest in UEM. During 2000, the Company acquired controlling interests in Les Roches, UVM and UDLA, and in 2001 acquired a controlling interest in ESCE.

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

        The following table sets forth information on the Company's reportable segments for the years ending December 31:

2001	K-12 Education Services	Online Higher Education	International Universities	English Language Instruction	Sylvan Ventures
Revenues	$184,538	$44,328	$200,201	$55,737	$—
Segment profit (loss)	35,423	9,104	25,846	622	(54,356)
Segment assets	106,184	101,517	290,475	156,143	70,430
Long-lived assets	10,620	7,155	145,640	14,040	2,525
Depreciation and amortization	7,069	5,402	12,402	7,248	2,234
2000	K-12 Education Services	Online Higher Education	International Universities	English Language Instruction	Sylvan Ventures
Revenues	$167,306	$36,814	$60,873	$49,746	$—
Segment profit (loss)	30,485	7,752	4,623	2,818	(50,846)
Segment assets	112,395	93,256	239,166	135,857	82,006
Long-lived assets	12,278	3,432	127,098	11,328	3,728
Depreciation and amortization	6,414	4,788	4,981	5,678	690
1999	K-12 Education Services	Online Higher Education	International Universities	English Language Instruction	Sylvan Ventures
Revenues	$156,405	$35,522	$31,558	$52,848	$—
Restructuring charges	2,707	—	447	—	—
Segment profit	26,023	13,116	2,291	11,742	—
Segment assets	108,648	67,722	69,042	121,408	—
Long-lived assets	13,732	1,891	80,862	7,491	—
Depreciation and amortization	6,146	2,984	3,095	4,296	—

        The following tables reconcile the reported information on segment profit and assets to income (loss) before income taxes and cumulative effect of change in accounting principle and total assets reported in the statements of operations and balance sheets for the years ended December 31:

	2001	2000	1999
Total profit for reportable segments	$16,639	$(5,168)	$53,172
Corporate general and administrative expense	(22,003)	(20,306)	(27,270)
Other income (expense)	(17,762)	19,549	(18,847)

Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	$(23,126)	$(5,925)	$7,055

	2001	2000	1999
Total assets for reportable segments	$724,749	$662,680	$366,820
Unallocated corporate assets	185,487	354,283	117,518
Net assets of discontinued operations	—	—	280,287

Total assets	$910,236	$1,016,963	$764,625

	2001	2000	1999
Total depreciation and amortization for reportable segments	$34,355	$22,551	$16,521
Corporate depreciation and amortization	3,613	2,732	2,377
Depreciation and amortization of discontinued operations	—	5,159	27,889

Total depreciation and amortization	$37,968	$30,442	$46,787

        Two of the Company's segments include revenues generated from both Company-owned and franchised centers. The following table sets forth the components of total revenues of these segments at December 31:

	K-12 Education Services			English Language Instruction
	2001	2000	1999	2001	2000	1999
Company-owned centers	$144,409	$130,101	$118,752	$36,989	$31,342	$30,848
Franchise centers	40,129	37,205	37,653	18,748	18,404	22,000

Total revenues	$184,538	$167,306	$156,405	$55,737	$49,746	$52,848

        Direct costs for these segments relate primarily to the Company-owned centers. Costs related to the franchised centers are included in the Company's general segment expenses. It is not practical to quantify these costs separately.

        Revenue and long-lived assets information by geographic area for the years ended December 31 is as follows:

	2001	2000	1999
Revenues
United States	$213,492	$188,582	$167,851
Mexico	112,554	9,912	—
Spain	72,277	69,733	62,629
Other foreign countries	86,481	46,512	45,853

Consolidated total	$484,804	$314,739	$276,333

Long-Lived Assets
United States	$41,712	$34,948	$27,220
Mexico	29,208	16,310	—
Spain	78,670	82,156	85,965
Switzerland	28,731	23,665	—
Other foreign countries	23,187	16,477	2,633

Consolidated total	$201,508	$173,556	$115,818

        Revenues are attributed to countries based on the location of the customer. Revenues in individual foreign countries other than Mexico and Spain and long-lived assets in individual foreign countries other than Mexico, Spain and Switzerland did not exceed 10% of consolidated amounts in any of the years presented.

Note 17—Restructuring

        During the fourth quarter of 1999, the Company completed an analysis of its operating structure to improve operating efficiency and to enhance shareholder value. As a result of this analysis, management approved a formal restructuring plan in 1999, and the Company recorded a restructuring charge to operations of approximately $3,600. The restructuring plan was comprised of employee termination and facility exit costs resulting primarily from the Company's plan to exit certain activities outside the core business of providing educational instruction. The Company eliminated 40 professional and administrative positions as a result of the plan. Facility exit costs include approximately $2,500 of costs to close schools and school-based facilities. The Company completed the implementation of the plan by the end of fiscal 2000. During the years ended December 31, 2000 and 1999, the Company paid $602 and $2,967, respectively related to the restructuring plan.

Note 18—Supplemental Cash Flow Information

        Cash flow information for the Company reflects the total cash flows including continuing operations and discontinued operations.

        Interest payments were approximately $9,701, $2,981 and $5,090 for the years ended December 31, 2001, 2000 and 1999, respectively. Income tax payments were $93,680, $25,112 and $15,514 for the years ended December 31, 2001, 2000, and 1999, respectively.

Note 19—Quarterly Financial Data (Unaudited)

        The following 2001 financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized operating data is as follows:

	Quarter Ended
2001
	March 31	June 30	September 30	December 31
Revenues	$116,219	$126,246	$104,918	$137,421

Operating income	644	11,113	1,595	11,522

Net income (loss)	$(11,584)	$(13,434)	$8,369	$(797)

Earnings (loss) per common share:
Basic	$(0.31)	$(0.35)	$.22	$(0.02)

Diluted	$(0.31)	$(0.35)	$.20	$(0.02)

Shares used in computation:
Basic	37,441	37,877	38,472	38,708

Diluted	37,441	37,877	46,553	38,708

        During the quarter ended June 30, 2001, the Company recognized a loss on investment of $14,231 as a result of the bankruptcy filing of Caliber Learning Network, Inc. (see Note 6). During the quarter ended September 30, 2001, the Company sold its investment in Classwell Learning Group, Inc. and recognized an investment gain of $24,724 (see Note 6). Scholarships and discounts for the period from January 1, 2001 through September 30, 2001 have been reclassified from expenses to reduce revenues. Revenues as previously reported were $120,446 for the quarter ended March 31, 2001, $130,395 for the quarter ended June 30, 2001, and $107,749 for the quarter ended September 30, 2001. This reclassification of scholarships and discounts has no effect on the net income (loss) of the Company.

	Quarter Ended
2000
	March 31	June 30	September 30	December 31
Revenues	$75,203	$81,882	$59,967	$97,687

Operating income (loss)	4,827	4,968	(3,790)	1,184

Income (loss) from continuing operations before Cumulative effect of change in accounting principle	3,410	6,626	(3,337)	(8,316)
Income (loss) from discontinued operations, net of tax	(3,868)	(1,957)	1,903	(46)
Gain on disposal of discontinued operations, net of tax	288,454	—	—	22,353

Net income (loss)	$287,996	$4,669	$(1,434)	$13,991

Earnings (loss) per common share, basic:
Income (loss) from continuing operations before Cumulative effect of change in accounting principle	$0.07	$0.14	$(0.08)	$(0.22)
Income (loss) from discontinued operations	(0.08)	(0.04)	0.05	—
Gain on disposal of discontinued operations	5.68	—	—	0.60

Net income (loss)	$5.67	$0.10	$(0.03)	$0.38

Earnings (loss) per common share, diluted:
Income (loss) from continuing operations before Cumulative effect of change in accounting principle	$0.07	$0.14	$(0.08)	$(0.22)
Income (loss) from discontinued operations	(0.08)	(0.04)	0.05	—
Gain on disposal of discontinued operations	5.59	—	—	0.60

Net income (loss)	$5.58	$0.10	$(0.03)	$0.38

Shares used in computation:
Basic	50,802	45,110	41,084	37,274

Diluted	51,570	45,825	41,084	37,274

        See Note 3 for a discussion of discontinued operations in 2000. Scholarships and discounts for all quarters have been reclassified from expenses to reduce revenues. Revenues as previously reported were $75,539 for the quarter ended March 31, 2000, $82,229 for the quarter ended June 30, 2000, $59,969 for the quarter ended September 30, 2000 and $98,913 for the quarter ended December 31, 2001. This reclassification of scholarships and discounts has no effect on income (loss) from continuing operations or net income (loss) of the Company.

        Earnings per share are computed independently for each of the quarters present. Therefore, the sum of the quarterly net earnings per share will not necessarily equal the total for the year.