Form 10-Q
period 2002-03-31
SYLVAN LEARNING SYSTEMS INC
filed 2002-05-10
CIK 912766

Use these links to rapidly review the document
SYLVAN LEARNING SYSTEMS, INC. INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarter ended March 31, 2002 or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number 0-22844

SYLVAN LEARNING SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	52-1492296 (I.R.S. Employer Identification No.)
1001 Fleet Street, Baltimore, Maryland (Address of principal executive offices)	21202 (Zip Code)

Registrant's telephone number, including area code: (410) 843-8000

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        The registrant had 39,860,405 shares of Common Stock outstanding as of May 2, 2002.

SYLVAN LEARNING SYSTEMS, INC.

INDEX

SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollar and share amounts in thousands, except per share data)

	March 31, 2002	December 31, 2001
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$114,316	$102,194
Available-for-sale securities	47,884	60,091
Receivables:
Accounts receivable	87,640	70,925
Costs and estimated earnings in excess of billings on uncompleted contracts	274	1,586
Notes receivable from tuition financing	6,172	7,545
Other notes receivable	24,891	18,185
Other receivables	4,704	3,725

	123,681	101,966
Allowance for doubtful accounts	(15,666)	(11,415)

	108,015	90,551
Inventory	7,349	7,344
Deferred income taxes	3,889	3,810
Prepaid expenses and other current assets	27,974	23,679

Total current assets	309,427	287,669
Notes receivable from tuition financing, less current portion	7,079	8,636
Other notes receivable, less current portion	12,552	11,601
Property and equipment:
Land	14,328	14,552
Buildings	89,563	88,190
Construction-in-progress	15,210	8,897
Furniture, computer equipment and software	123,110	115,140
Leasehold improvements	37,052	34,876

	279,263	261,655
Accumulated depreciation	(66,542)	(60,147)

	212,721	201,508
Intangible assets:
Goodwill	333,517	285,784
Other intangible assets, net of accumulated amortization of $1,839 and $1,507, respectively	9,503	6,893

	343,020	292,677
Investments in and advances to affiliates	8,728	40,387
Other investments	27,323	27,326
Deferred income taxes	14,133	13,823
Deferred costs, net of accumulated amortization of $3,694 and $3,322 at March 31, 2002 and December 31, 2001, respectively	8,429	7,943
Other assets	21,012	17,621

Total assets	$964,424	$909,191

See accompanying notes to consolidated financial statements.

SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)
(Dollar and share amounts in thousands, except per share data)

	March 31, 2002	December 31, 2001
	(Unaudited)
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$17,272	$15,696
Accrued expenses	54,541	49,386
Income taxes payable	27,471	29,754
Current portion of long-term debt	15,448	6,449
Due to shareholders of acquired companies	5,207	3,657
Deferred revenue	81,432	54,578
Other current liabilities	620	8,154

Total current liabilities	201,991	167,674
Long-term debt, less current portion	124,056	124,474
Other long-term liabilities	15,298	14,207

Total liabilities	341,345	306,355
Minority interest	62,808	56,981
Stockholders' equity:
Preferred stock, par value $0.01 per share — authorized 10,000 shares, no shares issued and outstanding as of March 31, 2002 and December 31, 2001	—	—
Common stock, par value $0.01 per share — authorized 90,000 shares, issued and outstanding shares of 39,803 as of March 31, 2002 and 38,742 as of December 31, 2001	398	387
Additional paid-in capital	248,571	229,386
Retained earnings	342,370	342,786
Accumulated other comprehensive loss	(31,068)	(26,704)

Total stockholders' equity	560,271	545,855

Total liabilities and stockholders' equity	$964,424	$909,191

See accompanying notes to consolidated financial statements.

SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Dollar and share amounts in thousands, except per share data)

	Three months ended March 31,
	2002	2001
	(Unaudited)
Revenues
Core operating segments	$134,428	$116,219
Sylvan Ventures	3,941	30

Total revenues	138,369	116,249

Costs and expenses
Direct costs:
Core operating segments	119,191	104,012
Sylvan Ventures	7,515	3,516
General and administrative expenses:
Core operating segments	5,109	5,986
Sylvan Ventures	2,646	2,091

Total costs and expenses	134,461	115,605

Operating income	3,908	644
Other income (expense)
Investment and other income	1,128	3,327
Interest expense	(2,003)	(2,064)
Sylvan Ventures investment losses	—	(400)
Equity in net loss of affiliates:
Sylvan Ventures	(1,810)	(19,786)
Other	(97)	(126)

	(1,907)	(19,912)
Minority interest in consolidated subsidiaries:
Sylvan Ventures	396	1,291
Other	(1,343)	(1,420)

	(947)	(129)

Income (loss) before income taxes	179	(18,534)
Income tax benefit (expense)	(595)	6,950

Net loss	$(416)	$(11,584)

Loss per common share, basic and diluted	$(0.01)	$(0.31)

See accompanying notes to consolidated financial statements.

SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Three months ended March 31,
	2002	2001
	(Unaudited)
Operating activities
Net loss	$(416)	$(11,584)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	6,380	5,603
Amortization	426	3,703
Deferred income taxes	(344)	(41)
Loss on investments	—	400
Equity in net loss of affiliates	1,907	19,912
Minority interest in income of consolidated subsidiaries	947	129
Other non-cash items	(246)	657
Changes in operating assets and liabilities:
Receivables	(14,829)	422
Tuition loans, net	2,555	(2,533)
Inventory, prepaid and other current assets	(5,625)	(4,043)
Payables and accrued expenses	6,455	97
Income taxes payable	(1,295)	(102,738)
Deferred revenue and other current liabilities	17,514	13,780

Net cash provided by (used in) operating activities	13,429	(76,236)

Investing activities
Purchase of available-for-sale securities	(1,912)	(23,494)
Proceeds from sale or maturity of available-for-sale securities	13,950	103,098
Investment in and advances to affiliates and other investments	(831)	(32,203)
Purchase of property and equipment	(13,487)	(13,301)
Cash paid for acquired businesses, net of cash received	(10,207)	(2,630)
Payment of contingent consideration for prior period acquisitions	—	(13,145)
Expenditures for deferred contract costs	(890)	(4,395)
Increase in other assets	(4,336)	(520)

Net cash provided by (used in) investing activities	(17,713)	13,410

Financing activities
Proceeds from exercise of options and warrants	8,628	3,806
Proceeds from issuance of debt	12,991	747
Payments on debt	(1,280)	(7,452)
Cash received from minority members of Sylvan Ventures	7,588	16,114
Cash distributed to minority members of Sylvan Ventures	(12,000)	—
Decrease in other long-term liabilities	713	572

Net cash provided by financing activities	16,640	13,787

Effect of exchange rate changes on cash	(234)	(1,145)

Net increase (decrease) in cash and cash equivalents	12,122	(50,184)
Cash and cash equivalents at beginning of period	102,194	116,490

Cash and cash equivalents at end of period	$114,316	$66,306

See accompanying notes to consolidated financial statements.

Sylvan Learning Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Unaudited
(Dollar and share amounts in thousands, except per share amounts)

March 31, 2002

Note 1—Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The traditional semester programs in the education industry, with a summer break, result in large seasonality in the operating results of Sylvan Learning Systems, Inc. (the "Company"). The consolidated balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

        Core operating segments include the operating results of the following business segments: K-12 Education Services, Online Higher Education, International Universities and English Language Instruction. Sylvan Ventures revenues and direct costs include the operating results of its consolidated investments (refer to Note 5 for further information). Sylvan Ventures general and administrative expenses include the costs incurred to oversee its investments and to build its investment portfolio.

        Certain amounts previously reported for 2001 have been reclassified to conform with the 2002 presentation.

Note 2—New Accounting Standards

        In June 2001, the Financial Accounting Standards Board issued Statement No. 142, Goodwill and Other Intangible Assets, which establishes financial accounting and reporting standards for acquired goodwill and other intangible assets. Under Statement No. 142, goodwill and indefinite-lived intangible assets are no longer amortized but are subject to annual impairment tests in accordance with the new standard. Other intangible assets that have finite lives will continue to be amortized over their useful lives. The Company adopted Statement No. 142 effective January 1, 2002. Refer to Note 4 for further information.

        In August 2001, the Financial Accounting Standards Board issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement No. 144 supersedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and provides a single accounting model for long-lived assets to be disposed of. The Company adopted Statement No. 144 effective January 1, 2002 and the adoption of the new standard did not have a material impact on the Company's consolidated financial position or results of operations.

Note 3—Acquisitions

        Effective January 1, 2002, the Company acquired substantially all of the net operating assets of three Sylvan Learning Centers franchise businesses, comprising 30 centers, for cash of $11,000 and 144 shares of Sylvan common stock with a fair market value of $3,000. The initial purchase price totaled approximately $14,096, including acquisition costs of $96. The purchase price was allocated to acquired assets totaling $15,046 and assumed liabilities of $950. The preliminary allocation of the purchase price included in the current period is subject to revision based on the final determination of fair values. The final purchase price may differ from this preliminary amount due to adjustment to acquisition related costs. In connection with the acquisition of the franchises, variable amounts of contingent consideration are also payable to the sellers if specified levels of operating results are achieved in 2002, 2003, 2004 and 2005. Upon the resolution of these contingent payments, the Company will record as goodwill any additional consideration owed to the sellers. The results of operations of the acquired franchises are included in the accompanying financial statements commencing on January 1, 2002.

        On February 1, 2002, Sylvan Ventures exercised its option to acquire an additional 10% ownership of common stock in Walden E-Learning, Inc. ("Walden") for $8,000, increasing its ownership percentage in Walden to 51%. Prior to the exercise of its option, Sylvan Ventures had acquired a 41% stake in Walden for $32,800 in February 2001. The transactions have been accounted for as a step acquisition with a total purchase price of $39,892, after subtracting previously recorded equity in net losses. The purchase price was allocated to acquired assets totaling $44,007 and assumed liabilities of $4,115. The preliminary allocation of the purchase price included in the current period is subject to revision based on the final determination of fair values. The final purchase price may differ from this preliminary amount due to adjustment to acquisition related costs. The results of operations of Walden are included in the accompanying financial statements commencing on February 1, 2002.

        On March 1, 2002, the Company acquired for cash all of the outstanding common stock of Hedleton, B.V., which owns all of the capital stock of Escuel Superior De Alta Gestion De Hotel ("Marbella"), a private for-profit university located in Marbella, Spain. Marbella was previously a franchise of Swiss Hotel Association Hotel Management School Les Roches ("Les Roches"), which was acquired by the Company in 2000. The results of operations of Marbella are included with Les Roches in the International Universities segment. The purchase price for the outstanding common stock totaled approximately $6,458, including acquisition costs of $141. The purchase price was allocated to acquired assets totaling $9,043 and assumed liabilities of $2,585. The preliminary allocation of the purchase price included in the current period is subject to revision based on the final determination of fair values. The final purchase price may differ from this preliminary amount due to adjustment to acquisition related costs. The results of operations of Marbella are included in the accompanying financial statements commencing on March 1, 2002.

Note 4—Goodwill and Other Intangible Assets

        Statement No. 142 requires that goodwill be tested for impairment at the reporting unit level at adoption and at least annually thereafter, utilizing a two-step methodology. The initial step requires the Company to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such unit. If the fair value exceeds the carrying value, no impairment loss is recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of this unit might be impaired. The amount, if any, of the impairment would then be measured in the second step of the impairment test. The second step requires the Company to determine the implied fair value of goodwill. If the carrying value of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss will be recognized in an amount equal to that excess, not to exceed the carrying value of the goodwill. The Company expects to complete the transition impairment test required under Statement No. 142 by June 30, 2002 and has not yet determined the amount of any potential impairment.

        The following results of operations of the Company give effect to the adoption of Statement No. 142 as of January 1, 2001:

	Net Loss	Loss Per Share (Basic and Diluted)
As reported March 31, 2001	$(11,584)	$(0.31)
Effect of goodwill amortization	3,896	0.10

Adjusted March 31, 2001	$(7,688)	$(0.21)

        The following table displays the intangible assets that continue to be subject to amortization and intangible assets not subject to amortization as of March 31, 2002:

	Amortizing Intangible Assets	Goodwill
Gross carrying amount	$11,342	$364,877
Accumulated amortization	(1,839)	(31,360)

Net carrying amount	$9,503	$333,517

        The estimated amortization expense for intangible assets for each of the five years subsequent to December 31, 2001 is as follows: 2002—$1,749; 2003—$1,707; 2004—$1,502; 2005—$651 and 2006—$417.

Note 5—Investments

Consolidated Investments

        eSylvan, Inc. ("eSylvan") was formed to distribute the Company's learning center tutoring product to students at home via computer. During 2001, eSylvan issued common stock representing a minority ownership interest to franchisees of Sylvan Learning Centers to more fully leverage the relationship between center-based and online tutoring. Sylvan Ventures made two preferred stock purchases during 2002, which increased the Sylvan Ventures ownership share to 92%. The minority interest ownership of the franchisees represents 8% of the voting ownership interest at March 31, 2002.

        Walden E-Learning, Inc. ("Walden") is an online university offering Ph.D. and other graduate-level degree programs in education, management and the social and behavioral sciences. In February 2002, Sylvan Ventures exercised its option to acquire an additional 10% of Walden, increasing its voting ownership to 51%. As of February 1, 2002 Sylvan Ventures changed its method of accounting for its investment in Walden from the equity method to the consolidation method.

Investment in Affiliates (Equity Method Investments):

        The Company's investment in and advances to affiliates consist of investments in and loans to companies in the initial or early stages of development. These companies are frequently illiquid or experiencing cash flow deficits from operations. Further, investments are generally unsecured and subordinated to the claims of other creditors. Accordingly, the Company's investments in and advances to affiliates are subject to a high degree of investment and credit risk. The Company has made estimates of the recoverability of loans and advances to its affiliates, and due to the inherent uncertainty of the operations of these affiliates, it is possible that these estimates may change in the near term. Investments in and advances to affiliates consist principally of investments in common stock and preferred stock, as follows as of March 31, 2002 and December 31, 2001, respectively:

	March 31, 2002	Ownership Interest	December 31, 2001	Ownership Interest
Walden E-Learning, Inc.	$—	—	$31,909	41%
Chancery Software Limited	6,483	42%	6,774	42%
iLearning, Inc.	1,572	27%	461	27%
EdVerify, Inc.	106	42%	679	42%
Other	567	—	564	—

Total	$8,728		$40,387

        At March 31, 2002, the difference between the carrying amount of equity method investments and the amount of underlying equity in net assets of these investments was $6,012. Under the provisions of Statement No. 142, the goodwill related to equity method investments is no longer amortized beginning in January 2002. Prior to 2002, the goodwill was amortized primarily over a three-year period as a component of the Company's allocable share of income or loss. For the quarter ended March 31, 2001, equity in net loss of affiliates includes amortization of $2,805.

        Each period in the tables below includes summarized financial data of those affiliates in which Sylvan Ventures had an interest at the end of the period and includes results of operations data of the affiliate for the entire quarter.

	March 31, 2002	December 31, 2001
Current assets	$7,139	$23,176
Other assets	9,542	17,988
Current liabilities	14,696	19,916
Long-term and other liabilities	17,150	17,004
Redeemable convertible preferred stock	51,906	66,878
	Three months ended March 31,
	2002	2001
Net sales	$5,359	$10,623
Gross profit	3,018	6,753
Net loss	(4,868)	(28,988)

Note 6—Due to Shareholders of Acquired Companies and Other Contingencies

        Due to shareholders of acquired companies consists of the following amounts payable in cash:

	March 31, 2002	December 31, 2001
Amounts payable to former shareholders of Drake Prometric	$3,050	$3,050
Amounts payable to former shareholders of Les Roches	1,014	1,029
Amounts payable to former shareholders of Marbella	1,559	—

	5,623	4,079
Less: long-term portion (included in other long-term liabilities)	(416)	(422)

Total current portion	$5,207	$3,657

        In connection with certain acquisitions, variable amounts of contingent consideration are payable to the seller based upon specified terms. Variable amounts of contingent consideration are payable to the seller of Les Roches if specified levels of earnings are achieved in 2002. Variable amounts of contingent consideration are payable to the seller of UDLA in 2006 and 2007 if specified levels of earnings are achieved in 2004, 2005 and 2006. Additional purchase consideration of $500 is due to the sellers of UVM in 2003 if 2002 earnings exceed certain specified amounts. Variable amounts of contingent consideration are also payable to the sellers of the Sylvan Learning Centers franchises if specified levels of operating results are achieved in 2002, 2003, 2004 and 2005. All existing contingent consideration agreements are predicated upon improved operating profitability of the acquired entity and utilize multiples consistent with those used to calculate the initial purchase price. The Company will record the contingent consideration when the contingencies are resolved and the additional consideration is payable.

        The Company has entered into agreements with certain franchisees of Sylvan Learning Centers and Wall Street Institute that allow the franchisees to require the Company to repurchase the centers at a predetermined multiple of operating results upon the achievement of specified operating thresholds. When the Company can assess the likelihood of this repurchase right being exercised and the amount of the related commitment to purchase the center, such obligation will be disclosed.

Note 7—Income Taxes

        The tax provisions for the three month periods ended March 31, 2002 and 2001 were based on the estimated effective tax rates applicable for the full years, after giving effect to significant items related specifically to the interim periods, including the reported results of Sylvan Ventures' investments accounted for using the equity method. The Company's income tax provisions for all periods consist of federal, state, and foreign income taxes. The Company's effective tax rate was 332% for the three months ended March 31, 2002. Due to the volatility of Sylvan Ventures' income and losses, the Company's consolidated effective tax rate may fluctuate from quarter to quarter. However, on a full year basis the Company estimates that the effective income tax rate for the Company excluding Sylvan Ventures, and for Sylvan Ventures, for the year ending December 31, 2002 will be 34% and 27%, respectively. Fluctuations in the magnitude and timing of the tax impact of Sylvan Ventures' financial results may cause the Company's consolidated effective income tax rate to vary substantially from the statutory rate.

        At March 31, 2002, undistributed earnings of non-U.S. subsidiaries totaled approximately $108,900. Deferred tax liabilities have not been recognized for these undistributed earnings because it is management's intention to reinvest such undistributed earnings outside of the U.S. If all undistributed earnings were remitted to the U.S., the amount of incremental U.S. federal income taxes, net of foreign tax credits, would be approximately $34,700.

Note 8—Stockholders' Equity

        The components of stockholders' equity are as follows:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2001	$387	$229,386	$342,786	$(26,704)	$545,855
Options exercised for purchase of 577 shares of common stock, including income tax benefit of $1,597	6	10,219			10,225
Issuance of 23 shares of common stock in connection with the employee stock purchase plan		376			376
Issuance of 318 shares of common stock in connection with the conversion of debentures	3	4,997			5,000
Issuance of 144 shares of common stock in connection with acquisitions	2	3,545			3,547
Other equity activity		48			48
Comprehensive loss:
Net loss for the three months ended March 31, 2002			(416)		(416)
Foreign currency translation adjustment				(4,208)	(4,208)
Unrealized loss on available- for-sale securities				(156)	(156)

Total comprehensive loss					(4,780)

Balance at March 31, 2002	$398	$248,571	$342,370	$(31,068)	$560,271

Note 9—Comprehensive Loss

        The components of comprehensive loss, net of related income taxes, are as follows:

	Three months ended March 31,
	2002	2001
Net loss	$(416)	$(11,584)
Foreign currency translation adjustment	(4,208)	(10,298)
Unrealized gain (loss) on available-for-sale securities	(156)	23

Comprehensive loss	$(4,780)	$(21,859)

Note 10—Loss Per Share

        The following table summarizes the computations of basic and diluted loss per common share:

	Three months ended March 31,
	2002	2001
Numerator used in basic and diluted loss per common share:	$(416)	$(11,584)

Denominator:
Weighted average common shares outstanding	39,421	37,441
Net effect of dilutive stock options based on treasury stock method using average market price	—	—
Effect of convertible debentures	—	—

Weighted average common shares outstanding and additional dilution from common stock equivalents	39,421	37,441

Loss per common share, basic and diluted	$(0.01)	$(0.31)

        Stock options and the convertible debentures were not dilutive for the three month periods ended March 31, 2002 and 2001 as the Company reported a net loss.

Note 11—Contingencies

        On November 18, 1996, ACT, Inc. filed suit against the Company alleging that the Company violated federal antitrust laws and committed various state law torts in connection with the operations of its computer-based testing operations and in obtaining a testing services contract from the National Association of Securities Dealers ("NASD"). The trial court has granted the Company's motion for summary judgment and ACT, Inc. has filed its appeal of the decision to the U.S. Court of Appeals for the Eighth Circuit. Oral arguments were heard by the Eighth Circuit in February 2002. Management is unable to predict the ultimate outcome of the appeal, but believes that the ultimate resolution of the matter will not have a material effect on the Company's consolidated financial position.

        The Company is subject to other legal actions arising in the ordinary course of its business. In management's opinion, the Company has adequate legal defenses and/or insurance coverage with respect to the eventuality of such actions and does not believe any settlement would materially affect the Company's financial position.

Note 12—Business Segment Information

	Three months ended March 31,
	2002	2001
Operating revenues:
K-12 Education Services	$52,973	$49,453
Online Higher Education	5,585	5,159
International Universities	61,632	48,743
English Language Instruction	14,238	12,864
Sylvan Ventures	3,941	30

	$138,369	$116,249

Segment profit (loss):
K-12 Education Services	$9,719	$8,750
Online Higher Education	(1,470)	(1,385)
International Universities	7,076	4,154
English Language Instruction	(88)	688
Sylvan Ventures	(8,030)	(25,763)

	$7,207	$(13,556)

	Segment Assets		Goodwill
	March 31, 2002	December 31, 2001	March 31, 2002	December 31, 2001
K-12 Education Services	$121,832	$106,184	$58,906	$45,128
Online Higher Education	98,588	101,517	67,799	67,691
International Universities	328,676	288,506	80,784	73,865
English Language Instruction	150,274	156,143	95,683	98,144
Sylvan Ventures	87,854	70,430	30,158	—

	$787,224	$722,780	$333,330	$284,828

        The increase in goodwill at March 31, 2002 is primarily due to the acquisition of Sylvan Learning Centers franchises in the K-12 Education Services segment, the acquisition of Marbella in the International Universities segment, and the acquisition of additional Walden ownership interest which resulted in consolidation in the Sylvan Ventures segment.

        Segment profit (loss) is calculated as net operating profit (loss) for operating segments. Segment profit for Sylvan Ventures is calculated as the sum of the revenues, operating costs, net investment income (loss) and equity in net loss of affiliates. There are no significant inter-company sales or transfers. The following table reconciles the reported information on segment profit (loss) to income (loss) before income taxes reported in the consolidated statements of operations:

	Three months ended March 31,
	2002	2001
Total profit (loss) for reportable segments	$7,207	$(13,556)
Corporate general and administrative expense	(5,109)	(5,986)
Other income (expense) and minority interest, net	(1,919)	1,008

Income (loss) before income taxes	$179	$(18,534)

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

        Future events and actual results could differ materially from those set forth in the forward-looking statements as a result of many factors. These factors may include, without limitation: the Company's ability to continue to make acquisitions and to successfully integrate and operate acquired businesses; changes in student enrollment; the development and expansion of our franchise system and the effect of new technology applications in the educational services industry; failure to maintain or renew required regulatory approval, accreditation or state authorizations; the Company's ability to effectively manage business growth; possible increased competition from other educational service providers; the effect on the business and results of operations of fluctuations in the value of foreign currencies; and the many risks associated with the operation of an increasingly global business, including complicated legal structures, foreign currency, legal, tax and economic risks and the risk of changes in the business climate in the markets where the Company operates. These forward-looking statements are based on estimates, projections, beliefs and assumptions of management and speak only as of the date made and are not guarantees of future performance.

Overview

        Sylvan Learning Systems, Inc. (the "Company" or "Sylvan") is a leading international provider of educational services to families and schools. The Company provides lifelong educational services through five separate business segments. The K-12 Education Services segment includes: Sylvan Learning Centers, which designs and delivers individualized tutorial programs to school-aged children through franchised and Company-owned learning centers; Schülerhilfe, a major provider of tutoring services in Germany; and Sylvan Education Solutions, which principally provides educational programs to students of public and non-public school districts through contracts funded by Title I and state-based programs. The Online Higher Education segment provides professional development and graduate degree programs to teachers through Canter and Associates and Sylvan Teacher Institute. The International Universities segment owns or maintains controlling interests in five private universities located in Spain, Switzerland, Mexico, Chile and France. The English Language Instruction segment consists of the operations of Wall Street Institute ("WSI"), a European-based franchiser and operator of learning centers that teach the English language in the post-secondary market. The Sylvan Ventures segment invests in and develops companies that are creating emerging technology solutions for the education marketplace, and includes the operations of eSylvan, Inc. and Walden E-Learning, Inc. ("Walden"), which are majority-owned subsidiaries.

Results of Operations

        Revenues generated by Sylvan's five business segments are described as follows: K-12 Education Services primarily earns franchise royalties, franchise sales fees, Company-owned learning center revenues and contract-based revenues from providing supplemental remedial education services to public and non-public schools; Online Higher Education primarily earns revenues from providing teacher training products and online instructional services; International Universities earns tuition and related fees paid by the students of Universidad Europea de Madrid ("UEM"), Swiss Hotel Association Hotel Management School Les Roches ("Les Roches"), Universidad del Valle de Mexico ("UVM"), Universidad de Las Americas ("UDLA") and École Supérieure du Commerce Extérieur ("ESCE"); English Language Instruction primarily earns franchise royalties, Company-owned center revenues and franchise sales fees; and Sylvan Ventures primarily earns tuition and related fees for the students of Walden and eSylvan.

        The following table sets forth the percentage relationships of operating revenues and direct costs for each segment, as well as certain income statement line items expressed as a percentage of total revenues for the periods indicated:

	Three months ended March 31,
	2002	2001
Revenues:
K-12 Education Services	38%	43%
Online Higher Education	4%	4%
International Universities	45%	42%
English Language Instruction	10%	11%
Sylvan Ventures	3%	—

Total revenues	100%	100%
Direct costs:
K-12 Education Services	31%	35%
Online Higher Education	5%	6%
International Universities	40%	38%
English Language Instruction	10%	10%
Sylvan Ventures	5%	3%

Total direct costs	91%	92%
General and administrative expenses:
Core operating segments	4%	5%
Sylvan Ventures	2%	2%

Operating income	3%	1%
Non-operating expense (including equity in net loss of Ventures affiliates)	(3)%	(16)%

Income (loss) before income taxes	—	(15)%
Income tax benefit (expense)	—	5%

Net loss	—	(10)%

Comparison of results for the three months ended March 31, 2002 to results for the three months ended March 31, 2001.

        Revenues.    Total revenues increased by $22.1 million, or 19%, to $138.4 million for the three months ended March 31, 2002 (the "2002 fiscal quarter") from $116.2 million for the three months ended March 31, 2001 (the "2001 fiscal quarter"). This revenue increase was primarily driven by increases in tuition and enrollment at universities in the International Universities segment, as well as acquisitions of learning centers in the K-12 Education Services and English Language Instruction segments.

        K-12 Education Services revenue increased by $3.5 million, or 7%, to $53.0 million for the 2002 fiscal quarter compared to the 2001 fiscal quarter. Franchise royalties increased by $0.7 million, or 12%, in 2002 as a result of a net increase of 44 new learning centers opened after March 31, 2001 and an 11% increase in same center revenue. Revenues from Company-owned learning centers increased $4.2 million, or 33%, to $17.0 million during the 2002 fiscal quarter. Same center revenues increased 6%, or $0.8 million, with the remaining revenue increase of $3.4 million generated from 30 Company-owned centers acquired from franchise owners and 3 new centers opened during the past year. International revenues, primarily Schülerhilfe, increased by $0.2 million, or 3%, in the 2002 fiscal quarter compared to the 2001 fiscal quarter. Contract-based revenues decreased by $1.7 million, or 8%, to $19.9 million in the 2002 fiscal quarter compared to the 2001 fiscal quarter due to a lower number of public school contracts and a decrease in other funding. Operating revenue for K-12 Education Services represents 38% of total revenues of the Company for the 2002 fiscal quarter.

        Online Higher Education revenue increased by $0.4 million, or 8%, to $5.6 million for the 2002 fiscal quarter compared to the 2001 fiscal quarter. Canter teacher-training revenue increased by $0.7 million, or 16%, to $5.3 million in the 2002 fiscal quarter compared to the 2001 fiscal quarter. The Canter revenue increase is due to increased enrollments in Canter's online course offerings. Sylvan Teacher Institute revenue decreased by $0.3 million, or 57%, to $0.2 million in the 2002 fiscal quarter compared to the 2001 fiscal quarter. The decrease is due to a planned decrease in professional development workshops performed in the 2002 fiscal quarter compared to the 2001 fiscal quarter. Operating revenue for Online Higher Education represents 4% of total revenues of the Company for the 2002 fiscal quarter.

        International Universities revenue for the 2002 fiscal quarter increased by $12.9 million, or 26%, to $61.6 million compared to the 2001 fiscal quarter. Approximately 86% of this increase is due to increased tuition and enrollments at each of the universities in the International Universities segment. Additionally, revenue increased by $1.4 million due to the acquisition of a controlling interest in ESCE, which occurred in the fourth quarter of 2001 and is, therefore, not included in revenue for the 2001 fiscal quarter. Operating revenue for International Universities represents 45% of total revenues of the Company for the 2002 fiscal quarter.

        English Language Instruction revenue increased by $1.4 million, or 11%, to $14.2 million for the 2002 fiscal quarter compared to the 2001 fiscal quarter. This revenue increase was almost entirely the result of increased tuition revenues generated by acquisitions of centers in Italy, Portugal, Argentina, Brazil and Spain, along with improved sales volumes of didactic materials to franchised centers. Operating revenue for English Language Instruction represents 10% of total revenues of the Company for the 2002 fiscal quarter.

        Sylvan Ventures revenue increased to $3.9 million for the 2002 fiscal quarter. The revenue increase is a result of Walden revenues for the months of February and March 2002 and eSylvan revenues throughout the 2002 fiscal quarter. Prior to February 2002, Walden was accounted for under the equity method. Operating revenues for Sylvan Ventures represents 3% of total revenues of the Company for the 2002 fiscal quarter.

        Direct Costs.    Total direct costs of revenues increased $19.2 million, or 18%, to $126.7 million for the 2002 fiscal quarter from $107.5 million for the 2001 fiscal quarter. Excluding the impact of goodwill amortization in the 2001 fiscal quarter, direct costs increased $22.4 million, or 21%, for the 2002 fiscal quarter. Direct costs as a percentage of total revenues were 91% in the 2002 fiscal quarter compared to 92% in the 2001 fiscal quarter.

        K-12 Education Services expenses increased $2.6 million to $43.3 million, or 82% of K-12 Education Services revenue for the 2002 fiscal quarter, compared to $40.7 million, or 82% of K-12 Education Services revenue for the 2001 fiscal quarter. Approximately $2.8 million of the 2002 fiscal quarter increase relates to expenses incurred in Company-owned learning centers due to the acquisition of 30 franchised learning centers and costs associated with higher revenues at existing Company-owned centers. International expenses increased $0.3 million, primarily related to international development in the United Kingdom and France. These expense increases were partially offset by a decrease in franchise support costs of $0.2 million in the 2002 fiscal quarter compared to the 2001 fiscal quarter, as well as a decrease in contract-based expenses of $1.3 million in the 2002 fiscal quarter compared to the 2001 fiscal quarter, consistent with the decrease in revenue over the same period.

        Online Higher Education expenses increased by $0.5 million to $7.1 million, or 126% of Online Higher Education revenue for the 2002 fiscal quarter, compared to $6.5 million, or 127% of Online Higher Education revenue for the 2001 fiscal quarter. Expenses exceed revenue in the 2002 and 2001 fiscal quarters due to the seasonality of Canter's Master's Degree program. A considerable portion of the revenue for this program is recognized in the second and fourth quarters of the fiscal year in conjunction with the shipment of materials. The increase in expenses in the 2002 fiscal quarter resulted primarily from increased marketing and development expenses related to the growth of the online higher education market.

        International Universities expenses increased by $10.0 million to $54.6 million, or 89% of International Universities revenue for the 2002 fiscal quarter, compared to $44.6 million, or 91% of International Universities revenue for the 2001 fiscal quarter. The increase in expenses reflects a higher volume of operating activity at the universities in the International Universities segment. The decrease in expenses as a percentage of revenue is primarily due to operating efficiencies achieved throughout the International Universities segment, particularly at UEM and UVM, as well as in administrative overhead costs. The timing of summer semester breaks results in significant seasonal fluctuations in operating results based primarily on the geographical location of the individual university. Revenues and direct instructional expenses are recorded during the period that classes are in session; however, certain basic operating and marketing expenses continue during the semester break, which distorts comparisons of expenses as a percentage of revenues.

        English Language Instruction expenses increased by $2.2 million to $14.3 million, or 101% of English Language Instruction revenue for the 2002 fiscal quarter, compared to $12.2 million, or 95% of English Language Instruction revenue for the 2001 fiscal quarter. Excluding the impact of goodwill amortization in the 2001 fiscal quarter, English Language Instruction expenses increased by $3.2 million. The increase in expenses as a percentage of revenue for the 2002 fiscal quarter is primarily the result of reduced operating margin efficiency in Argentina and the negative impact of operating results in the saturated market in Spain.

        Sylvan Ventures expenses increased to $7.5 million in the 2002 fiscal quarter from $3.5 million in the 2001 fiscal quarter as a result of the consolidation of Walden direct costs for the months of February and March 2002 and the expansion of eSylvan direct costs for the 2002 fiscal quarter. Prior to February 2002, Walden was accounted for under the equity method.

        Other Expenses.    General and administrative expenses decreased by $0.9 million in the 2002 fiscal quarter compared to the 2001 fiscal quarter. The decrease is primarily due to increased leveraging of centralized costs and cost control efforts. General and administrative expenses decreased to 4% of total revenues in the 2002 fiscal quarter, compared to 5% of revenues in the 2001 fiscal quarter, due to strong revenue expansion combined with cost controls.

        Sylvan Ventures management costs increased by $0.6 million to $2.6 million for the 2002 fiscal quarter compared to $2.0 million for the 2001 fiscal quarter. The increase in management costs is due to a new start up project that was funded with $1.4 million, which offset a $0.8 million decrease in other management costs.

        Sylvan Ventures equity in net losses of affiliates decreased by $18.0 million to $1.8 million for the 2002 fiscal quarter compared to $19.8 million for the 2001 fiscal quarter. This decrease was primarily due to Sylvan Ventures change in strategy to focus mainly on managing its current investments compared to heavy investing in the acquisition of new early stage enterprises. These losses relate to Sylvan Ventures' share of operating losses generated by the early stage enterprises in the investment portfolio. The reduction in the number of early stage enterprises slowed the losses absorbed by Sylvan Ventures, as these companies initially generate significant losses. Additionally, a number of the investments in which Sylvan Ventures invested in throughout 2000 and 2001 are further along in their business life cycle, and thus are generating less losses than in their earlier stages in the 2001 fiscal quarter. The adoption of FAS 142 in the 2002 fiscal quarter also resulted in Sylvan Ventures no longer amortizing goodwill associated with equity method investments. Rather, each investment is now analyzed for impairment on an annual basis. The amortization of goodwill related to the Sylvan Ventures equity investments in the 2001 fiscal quarter was $2.8 million. Minority interests' share of Sylvan Ventures losses totaled $0.4 million and $1.3 million for the 2002 and 2001 fiscal quarters, respectively.

        Other non-operating items decreased by $2.0 million for the 2002 fiscal quarter compared to the 2001 fiscal quarter due to a decrease in interest income of $2.0 million resulting from lower investment balances and a reduced interest rate environment.

        The Company's effective tax rate was 332% for the 2002 fiscal quarter. This reported effective income tax rate differs from the U.S. federal statutory tax rate due to the impact of state income taxes, minority interests, foreign income taxed at lower rates and the inability to utilize tax benefits from certain investment losses of Sylvan Ventures. Due to the volatility of Sylvan Ventures' income and losses, the Company's consolidated effective tax rate may fluctuate from quarter to quarter. However, on a full year basis the Company estimates that the effective income tax rate for the Company excluding Sylvan Ventures, and for Sylvan Ventures' operations, for the year ending December 31, 2002 will be 34% and 27%, respectively.

Liquidity and Capital Resources

        Cash provided by operations was $13.4 million for the 2002 fiscal quarter compared to cash used in operations of $76.2 million for the 2001 fiscal quarter. The reported net loss of $0.4 million was offset by significant non-cash items, such as depreciation and amortization charges ($6.8 million), equity in net loss of affiliates, primarily of Sylvan Ventures ($1.9 million) and minority interest ($0.9 million). Cash was also generated by working capital activity totaling $4.8 million in the 2002 fiscal quarter. In the 2001 fiscal quarter, working capital related decreases in liquidity of $95.0 million consisted primarily of income tax payments resulting from the first quarter 2000 sale of Prometric.

        Cash used by investing activities was $17.7 million for the 2002 fiscal quarter compared to cash provided by investing activities of $13.4 million for the 2001 fiscal quarter. The 2002 investment activity was primarily the result of purchases of property and equipment ($13.5 million), net cash paid for acquired businesses ($10.2 million) and increases in other assets and expenditures for deferred costs ($5.2 million), partially offset by net proceeds from the sale of available-for-sale securities ($12.0 million). The 2001 fiscal quarter investment activity primarily consisted of net proceeds from the sale of available-for-sale securities ($79.6 million), partially offset by increases in investments in and advances to affiliates ($32.2 million), purchases of property, plant and equipment ($13.3 million), and the payment of contingent consideration for a prior acquisition ($13.1 million). At March 31, 2002, the Company has accrued obligations payable in cash of $5.6 million related to contingent consideration for certain prior acquisitions. The amounts are expected to be paid later in 2002.

        Cash provided by financing activities was $16.6 million in the 2002 fiscal quarter compared to cash provided by financing activities of $13.8 million in the 2001 fiscal quarter. The 2002 financing activity related primarily to cash received from the exercise of options ($8.6 million) and net proceeds from the issuance of debt ($11.7 million), partially offset by net payments to the minority interest partners in Sylvan Ventures ($4.4 million). Cash provided by financing activities of $13.8 million in the 2001 fiscal quarter related primarily to cash received from the minority interest partners in Sylvan Ventures ($16.1 million) and proceeds from the exercise of options ($3.8 million), partially offset by net payments of long-term debt ($6.7 million).

        The Company anticipates that cash flow from operations, available cash and existing credit facilities will be sufficient to meet its operating requirements, including expansion of its existing business, funding International University acquisitions, payment of contingent consideration and funding of Sylvan Ventures investments and operating costs. Sylvan Ventures has outstanding commitments to provide additional funding of approximately $15.0 million to certain portfolio companies. The Company continues to examine opportunities in the educational services industry for potential synergistic acquisitions.

Contingent Matters

        In connection with certain acquisitions, variable amounts of contingent consideration are payable to the seller based upon specified terms. Variable amounts of contingent consideration are payable to the seller of Les Roches if specified levels of earnings are achieved in 2002. Variable amounts of contingent consideration are payable to the seller of UDLA in 2006 and 2007 if specified levels of earnings are achieved in 2004, 2005 and 2006. Additional purchase consideration of $0.5 million is due to the sellers of UVM in 2003 if 2002 earnings exceed certain specified amounts. Variable amounts of contingent consideration are also payable to the sellers of the Sylvan Learning Centers franchises if specified levels of operating results are achieved in 2002, 2003, 2004 and 2005. All existing contingent consideration agreements are predicated upon improved operating profitability of the acquired entity and utilize multiples consistent with those used to calculate the initial purchase price. The Company will record the contingent consideration when the contingencies are resolved and the additional consideration is payable.

        The Company has entered into agreements with certain franchisees of Sylvan Learning Centers and Wall Street Institute that allow the franchisees to require the Company to repurchase the centers in the future at a predetermined multiple of operating results upon the achievement of specified operating thresholds. When the Company can assess the likelihood of this repurchase right being exercised and the amount of the related commitment to purchase the center, the amount of the obligation will be disclosed.

Seasonality in Results of Operations

        The Company experiences seasonality in results of operations primarily as a result of changes in the level of student enrollments and the timing of semester cycles, particularly in the International Universities segment. Timing of semester breaks at the International Universities results in the strongest operating performance being achieved in the second and fourth quarters of the year. Other factors that impact the seasonality of operating results include: timing of contracts funded under Title I, timing of summer vacations, timing of franchise license fees and the timing of Sylvan Ventures' development costs. Revenues and profits in any period will not necessarily be indicative of results in subsequent periods.

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

Foreign Currency Risk

        The Company derives approximately 58% of its revenues from customers outside the United States. This business is transacted through a network of international subsidiaries, generally in the local currency that is considered the functional currency of that foreign subsidiary. Expenses are also incurred in the foreign currencies to match revenues earned and minimize the Company's exchange rate exposure to operating margins. A hypothetical 10% adverse change in average annual foreign currency exchange rates would have decreased operating income and cash flows for the 2002 fiscal quarter by $0.8 million. The Company generally views its investment in most of its foreign subsidiaries as long-term. The effects of a change in foreign currency exchange rates on the Company's net investment in foreign subsidiaries are reflected in other comprehensive income (loss). A 10% depreciation in functional currencies relative to the U.S. dollar would have resulted in a decrease in the Company's net investment in foreign subsidiaries of approximately $30.3 million at March 31, 2002.

Interest Rate Risk

        The Company holds its cash and cash equivalents in high quality, short-term, fixed income securities. Consequently, the fair value of the Company's cash and cash equivalents would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due to the short-term nature of the Company's portfolio. The Company's long-term revolving credit facility bears interest at variable rates, and the fair value of this instrument is not significantly affected by changes in market interest rates. The Company's convertible debentures bear interest at 5%, which currently approximates the market rate. A 100 basis point decrease in interest rates would have reduced net interest income for the 2002 fiscal quarter by $0.3 million.

Equity Price Risk

        The fair value of the Company's convertible debentures is sensitive to fluctuations in the price of the Company's common stock into which the debentures are convertible. Changes in equity prices would result in changes in the fair value of the Company's convertible debentures due to the difference between the current market price of the debentures and the market price at the date of issuance of the debentures. A 10% increase in the 2002 fiscal quarter end market price of the convertible debentures would result in an increase of approximately $17.1 million in the net fair value of the debentures.

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

        The Company's investment portfolio includes a number of holdings of non-publicly traded companies in the educational services industry. The Company accounts for these investments using either the cost method (cost less impairment, if any) or the equity method of accounting. Equity method investments are specifically excluded from the scope of this disclosure. Non-public investments where the Company owns less than a 20% interest are subject to fluctuations in market value, but their current illiquidity reduces the exposure to pure market risk while increasing the risk that the Company may not be able to liquidate these investments in a timely manner for their estimated value.

        All the potential impacts noted above are based on sensitivity analysis performed on the Company's financial position at March 31, 2002. Actual results may differ materially.

PART II—OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits

  None

(b)
Reports on Form 8-K

  The Company did not file any reports on Form 8-K during the three month period ended March 31, 2002.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYLVAN LEARNING SYSTEMS, INC.
Date: May 10, 2002	By:	/s/ SEAN R. CREAMER Sean R. Creamer, Senior Vice President and Chief Financial Officer