Form 10-Q
period 2002-06-30
SYLVAN LEARNING SYSTEMS INC
filed 2002-08-14
CIK 912766

Use these links to rapidly review the document
INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarter ended June 30, 2002 or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number 0-22844

SYLVAN LEARNING SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	52-1492296 (I.R.S. Employer Identification No.)
1001 Fleet Street, Baltimore, Maryland (Address of principal executive offices)	21202 (Zip Code)

Registrant's telephone number, including area code: (410) 843-8000

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐.

        The registrant had 40,328,468 shares of Common Stock outstanding as of August 5, 2002.

SYLVAN LEARNING SYSTEMS, INC.

SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollar and share amounts in thousands, except per share data)

	June 30, 2002	December 31, 2001
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$140,799	$102,194
Available-for-sale securities	35,370	60,091
Receivables:
Accounts receivable	76,856	70,925
Costs and estimated earnings in excess of billings on uncompleted contracts	—	1,586
Notes receivable from tuition financing	5,071	7,545
Other notes receivable	29,555	18,185
Other receivables	2,971	3,725

	114,453	101,966
Allowance for doubtful accounts	(16,544)	(11,415)

	97,909	90,551
Inventory	7,340	7,344
Deferred income taxes	3,819	3,810
Prepaid expenses and other current assets	27,424	23,679

Total current assets	312,661	287,669
Notes receivable from tuition financing, less current portion	5,804	8,636
Other notes receivable, less current portion	12,434	11,601
Property and equipment:
Land	17,061	14,552
Buildings	101,180	88,190
Construction-in-progress	17,339	8,897
Furniture, computer equipment and software	120,953	115,140
Leasehold improvements	37,052	34,876

	293,585	261,655
Accumulated depreciation	(70,406)	(60,147)

	223,179	201,508
Intangible assets:
Goodwill	265,169	285,784
Other intangible assets, net of accumulated amortization of $2,540 and $1,507, at June 30, 2002 and December 31, 2001, respectively	5,888	6,893

	271,057	292,677
Investments in and advances to affiliates	8,929	40,387
Other investments	19,602	27,326
Deferred income taxes	19,027	13,823
Deferred costs, net of accumulated amortization of $4,204 and $3,322 at June 30, 2002 and December 31, 2001, respectively	6,254	7,943
Other assets	24,000	17,621

Total assets	$902,947	$909,191

See accompanying notes to consolidated financial statements.

SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (continued)

(Dollar and share amounts in thousands, except per share data)

	June 30, 2002	December 31, 2001
	(Unaudited)
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$16,169	$15,696
Accrued expenses	69,594	49,386
Income taxes payable	19,408	29,754
Current portion of long-term debt	16,513	6,449
Due to shareholders of acquired companies	3,729	3,657
Deferred revenue	69,445	54,578
Other current liabilities	2,144	8,154

Total current liabilities	197,002	167,674
Long-term debt, less current portion	124,148	124,474
Other long-term liabilities	15,070	14,207

Total liabilities	336,220	306,355
Minority interest	68,206	56,981
Stockholders' equity:
Preferred stock, par value $0.01 per share—authorized 10,000 shares, no shares issued and outstanding as of June 30, 2002 and December 31, 2001	—	—
Common stock, par value $0.01 per share—authorized 90,000 shares, issued and outstanding shares of 40,321 as of June 30, 2002 and 38,742 as of December 31, 2001	403	387
Additional paid-in capital	257,387	229,386
Retained earnings	261,144	342,786
Accumulated other comprehensive loss	(20,413)	(26,704)

Total stockholders' equity	498,521	545,855

Total liabilities and stockholders' equity	$902,947	$909,191

See accompanying notes to consolidated financial statements.

SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Dollar and share amounts in thousands, except per share data)

	Three months ended June 30,
	2002	2001
	(Unaudited)
Revenues
Core operating segments	$153,921	$126,246
Sylvan Ventures	5,501	33

Total revenues	159,422	126,279

Costs and expenses
Direct costs:
Core operating segments	126,067	102,342
Sylvan Ventures	10,876	3,644
General and administrative expenses:
Core operating segments	5,712	5,901
Sylvan Ventures	2,173	3,231
Loss on impairment of assets held for sale	17,244	—

Total costs and expenses	162,072	115,118

Operating income (loss)	(2,650)	11,161
Other income (expense)
Investment and other income	1,172	1,817
Interest expense	(2,376)	(2,405)
Sylvan Ventures investment income (losses)	273	(238)
Loss on investment	—	(14,231)
Equity in net loss of affiliates:
Sylvan Ventures	(1,856)	(15,588)
Other	61	(137)

	(1,795)	(15,725)
Minority interest in consolidated subsidiaries:
Sylvan Ventures	832	1,805
Other	(2,123)	(2,600)

	(1,291)	(795)

Loss before income taxes	(6,667)	(20,416)
Income tax benefit	1,584	6,982

Net loss	$(5,083)	$(13,434)

Loss per common share, basic and diluted	$(0.13)	$(0.35)

See accompanying notes to consolidated financial statements.

SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Dollar and share amounts in thousands, except per share data)

	Six months ended June 30,
	2002	2001
	(Unaudited)
Revenues
Core operating segments	$288,348	$242,465
Sylvan Ventures	9,442	63

Total revenues	297,790	242,528

Costs and expenses
Direct costs:
Core operating segments	245,257	206,355
Sylvan Ventures	18,390	7,159
General and administrative expenses:
Core operating segments	10,821	11,887
Sylvan Ventures	4,819	5,322
Loss on impairment of assets held for sale	17,244	—

Total costs and expenses	296,531	230,723

Operating income	1,259	11,805
Other income (expense)
Investment and other income	2,300	5,144
Interest expense	(4,379)	(4,469)
Sylvan Ventures investment income (losses)	273	(638)
Loss on investment	—	(14,231)
Equity in net loss of affiliates:
Sylvan Ventures	(3,666)	(35,374)
Other	(37)	(263)

	(3,703)	(35,637)
Minority interest in consolidated subsidiaries:
Sylvan Ventures	1,228	3,096
Other	(3,466)	(4,020)

	(2,238)	(924)

Loss before income taxes and cumulative effect of change in accounting principle	(6,488)	(38,950)
Income tax benefit	989	13,932

Loss before cumulative effect of change in accounting principle	(5,499)	(25,018)
Cumulative effect of change in accounting principle, net of income tax benefit of $7,700	(76,143)	—

Net loss	$(81,642)	$(25,018)

Loss per common share, basic and diluted:
Loss before cumulative effect of change in accounting principle	$(0.14)	$(0.66)
Net loss	$(2.05)	$(0.66)

See accompanying notes to consolidated financial statements

SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Six months ended June 30,
	2002	2001
	(Unaudited)
Operating activities
Net loss	$(81,642)	$(25,018)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Cumulative pre-tax effect of change in accounting principle	83,843	—
Depreciation	13,625	12,081
Amortization	911	6,395
Loss on impairment of assets held for sale	17,244	—
Deferred income taxes	1,946	(190)
Loss (gain) on investments	(273)	14,869
Equity in net loss of affiliates	3,703	35,637
Minority interest in income of consolidated subsidiaries	2,238	924
Other non-cash items	(458)	835
Changes in operating assets and liabilities:
Receivables	(12,337)	13,526
Tuition loans, net	4,107	(3,784)
Inventory, prepaid expenses and other current assets	(5,365)	(2,165)
Payables and accrued expenses	17,429	167
Income taxes payable	(13,669)	(112,440)
Deferred revenue and other current liabilities	8,323	(8,878)

Net cash provided by (used in) operating activities	39,625	(68,041)

Investing activities
Purchase of available-for-sale securities	(10,537)	(108,045)
Proceeds from sale or maturity of available-for-sale securities	35,419	219,759
Investment in and advances to affiliates and other investments	5,143	(36,576)
Purchase of property and equipment	(25,932)	(28,292)
Cash paid for acquired businesses, net of cash received	(21,840)	(3,005)
Payment of contingent consideration for prior period acquisitions	—	(25,145)
Expenditures for deferred contract costs	(1,039)	(2,085)
Increase in other assets	(2,824)	(730)

Net cash provided by (used in) investing activities	(21,610)	15,881

Financing activities
Proceeds from exercise of options	14,501	6,958
Proceeds from issuance of debt	12,979	9,600
Payments on debt	(3,527)	(9,412)
Cash received from minority members of Sylvan Ventures	10,326	21,899
Cash distributed to minority members of Sylvan Ventures	(12,000)	—
Increase (decrease) in other long-term liabilities and other financing activities	(1,269)	699

Net cash provided by financing activities	21,010	29,744

Effect of exchange rate changes on cash	(420)	(1,823)

Net increase (decrease) in cash and cash equivalents	38,605	(24,239)
Cash and cash equivalents at beginning of period	102,194	116,490

Cash and cash equivalents at end of period	$140,799	$92,251

See accompanying notes to consolidated financial statements.

Sylvan Learning Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Unaudited
(Dollar and share amounts in thousands, except per share amounts)

June 30, 2002

Note 1—Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The traditional semester programs in the education industry, with a summer break, result in large seasonality in the operating results of Sylvan Learning Systems, Inc. (the "Company"). The consolidated balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

        Core operating segments include the operating results of the following business segments: K-12 Education Services, Online Higher Education, International Universities and English Language Instruction-Spain. Sylvan Ventures revenues and direct costs include the operating results of its consolidated investments (refer to Note 6 for further information). Sylvan Ventures general and administrative expenses include the costs incurred to oversee its investments, to build its investment portfolio and costs included in the start-up phase of consolidated businesses prior to the generation of operating revenues.

        Certain amounts previously reported for 2001 have been reclassified to conform with the 2002 presentation.

Note 2—New Accounting Standards

        In June 2001, the Financial Accounting Standards Board issued Statement No. 142, Goodwill and Other Intangible Assets, which establishes financial accounting and reporting standards for acquired goodwill and other intangible assets. Under Statement No. 142, goodwill and indefinite-lived intangible assets are no longer amortized but are subject to annual impairment tests in accordance with the new standard. Other intangible assets that have finite lives will continue to be amortized over their useful lives. The Company adopted Statement No. 142 effective January 1, 2002. Refer to Note 5 for further information.

        In August 2001, the Financial Accounting Standards Board issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement No. 144 supersedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and provides a single accounting model for long-lived assets to be held and used or to be disposed of. The Company adopted Statement No. 144 effective January 1, 2002 and the adoption of the new standard did not have a material impact on the Company's consolidated financial position or results of operations.

Note 3—Business Held For Sale and Impairment Loss

        In June 2002, the Company adopted a plan to sell the portion of its English Language Instruction segment that is located in Spain ("WSI Spain"). As a result of the pending sale and an estimate of the likely sale proceeds, the Company recognized an impairment charge of $17,244 related to WSI Spain. The impairment charge is included in loss on impairment of assets held for sale in the consolidated statements of operations. Additionally, the Company realigned its English Language Instruction segment to include only the operations of WSI Spain. The remaining English Language Instruction businesses are now included in the International Universities segment to reflect the combination of business management and the interrelationship of the Wall Street Institute operations and the university programs. See Note 13.

Note 4—Acquisitions

        Effective January 1, 2002, the Company acquired substantially all of the net operating assets of three Sylvan Learning Centers franchise businesses, comprising 30 centers, for cash of $11,000 and 144 shares of Sylvan common stock with a fair market value of $3,000. The initial purchase price totaled approximately $14,096, including acquisition costs of $96. The purchase price was allocated to acquired assets totaling $15,046 and assumed liabilities of $950. The preliminary allocation of the purchase price included in the current period is subject to revision based on the final determination of fair values. The final purchase price may differ from this preliminary amount due to adjustment to acquisition related costs. In connection with the acquisition of the franchises, variable amounts of contingent consideration, up to a maximum of an additional $8,000, are also payable to the sellers if specified levels of operating results are achieved in 2002, 2003, 2004 and 2005. Upon the resolution of these contingent payments, the Company will record as goodwill any additional consideration owed to the sellers. The results of operations of the acquired franchises are included in the accompanying financial statements commencing on January 1, 2002.

        On February 1, 2002, Sylvan Ventures exercised its option to acquire an additional 10% ownership of common stock in Walden E-Learning, Inc. ("Walden") for $8,000, increasing its ownership percentage in Walden to 51%. Prior to the exercise of its option, Sylvan Ventures had acquired a 41% stake in Walden for $32,800 in February 2001. The transactions have been accounted for as a step acquisition with a total purchase price of $39,892, after subtracting previously recorded equity in net losses. The purchase price was allocated to acquired assets totaling $44,007 and assumed liabilities of $4,115. The preliminary allocation of the purchase price included in the current period is subject to revision based on the final determination of fair values. The final purchase price may differ from this preliminary amount due to adjustment to acquisition related costs. The results of operations of Walden are consolidated in the accompanying financial statements commencing on February 1, 2002.

        On March 1, 2002, the Company acquired for cash all of the outstanding common stock of Hedleton Holding, N.V., which owns all of the capital stock of Escuela Superior De Alta Gestion De Hotel, S.A. ("Marbella"), a private for-profit university located in Marbella, Spain. Marbella was previously a franchise of Swiss Hotel Association Hotel Management School Les Roches ("Les Roches"), which was acquired by the Company in 2000. The results of operations of Marbella are included with Les Roches in the International Universities segment. The purchase price for the outstanding common stock totaled approximately $6,458, including acquisition costs of $141. The purchase price was allocated to acquired assets totaling $9,043 and assumed liabilities of $2,585. The preliminary allocation of the purchase price included in the current period is subject to revision based on the final determination of fair values. The final purchase price may differ from this preliminary amount due to adjustment to acquisition related costs. The results of operations of Marbella are included in the accompanying financial statements commencing on March 1, 2002.

        Effective May 1, 2002, the Company acquired an additional 20% ownership interest in Desarrollo del Conocimiento S.A. ("Decon"), a consolidated holding company that controls and operates the Universidad de Las Americas ("UDLA"), for cash of approximately $6,500, increasing its total ownership in Decon to 80%. The purchase price of the additional interest was accounted for as a step acquisition and was allocated to acquired assets of $6,500. The preliminary allocation of this additional purchase price included in the current period is subject to revision based on the final determination of fair values.

Note 5—Goodwill and Other Intangible Assets

        Statement No. 142 requires that goodwill be tested for impairment at the reporting unit level at the time of its adoption and at least annually thereafter, utilizing a two-step methodology. The initial step required the Company to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such unit. When the fair value of the reporting unit exceeded the carrying value, no impairment loss was recognized. The second step required the Company to determine the implied fair value of goodwill. When the carrying value of the reporting unit goodwill exceeded the implied fair value of that goodwill, an impairment loss was recognized in an amount equal to that excess, not exceeding the carrying value of the goodwill. The fair values of reporting units and the related implied fair values of their respective goodwill were determined using discounted cash flows.

        As a result of testing goodwill for impairment in accordance with Statement No. 142, as of January 1, 2002, the Company recorded a non-cash charge of $76,143, net of income tax benefit of $7,700, which is included as a cumulative effect of a change in accounting principle in the consolidated statements of operations. The impairment charge relates solely to the Wall Street Institute business and consists of the write-down of goodwill related to the distressed operations in Spain ($22,551—included in the English Language Instruction—Spain segment) and amounts originally paid for operations in other countries ($53,592—included in the International Universities segment).

        In addition to requiring annual impairment tests, Statement No. 142 established that goodwill will no longer be amortized. Prior to January 1, 2002, the Company amortized goodwill over periods ranging from 15 to 35 years. The following results of operations of the Company give effect to the non-amortization provisions of Statement No. 142 assuming adoption as of January 1, 2001:

	Three months ended June 30, 2001		Six months ended June 30, 2001
	Net Loss	Loss Per Share (Basic and Diluted)	Net Loss	Loss Per Share (Basic and Diluted)
As reported	$(13,434)	$(0.35)	$(25,018)	$(0.66)
Effect of goodwill amortization	3,091	0.08	6,987	0.19

Adjusted	$(10,343)	$(0.27)	$(18,031)	$(0.47)

        The following table displays the intangible assets that continue to be subject to amortization and goodwill not subject to amortization as of June 30, 2002:

	Amortizing Intangible Assets	Goodwill
Gross carrying amount	$8,428	$265,169
Accumulated amortization	(2,540)	—

Net carrying amount	$5,888	$265,169

        The estimated amortization expense for intangible assets for each of the five years subsequent to December 31, 2001 is as follows: 2002—$1,845; 2003—$1,802; 2004—$1,560; 2005—$646; and 2006—$412.

Note 6—Investments

Consolidated Investments

        eSylvan, Inc. ("eSylvan") was formed to distribute the Company's learning center tutoring product to students at home via computer. During 2001, eSylvan issued common stock representing a minority ownership interest to franchisees of Sylvan Learning Centers to more fully leverage the relationship between center-based and online tutoring. Sylvan Ventures made two preferred stock purchases during 2002 for $9,400, which increased the Sylvan Ventures ownership share to 92%. The minority interest ownership of the franchisees represents 8% of the voting ownership interest at June 30, 2002.

        Walden E-Learning, Inc. ("Walden") is an online university offering Ph.D. and other graduate-level degree programs in education, management and the social and behavioral sciences. Effective February 1, 2002, Sylvan Ventures exercised its option to acquire an additional 10% of Walden, increasing its voting ownership to 51%. As a result, Sylvan Ventures changed its method of accounting for its investment in Walden from the equity method to the consolidation method.

        EdVerify, Inc. ("EdVerify") is a business to business digital service provider that specializes in verifying the higher education enrollment and degree attainment of job candidates and credit requestors. Effective June 1, 2002, Sylvan Ventures acquired an additional 35% ownership in EdVerify for $2,507, increasing its voting ownership to 68%. As a result, Sylvan Ventures changed it method of accounting for its investment in Ed Verify from the equity method to the consolidation method.

        Connections Academy was formed by Sylvan Ventures to provide online charter schooling to the K-12 market. Connections Academy will begin providing virtual schooling to students in the fall of 2002. Sylvan Ventures owns 100% of Connections Academy and reports the start-up costs of this entity in the general and administrative expenses of Sylvan Ventures until revenues are earned.

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

        Investments in and advances to affiliates consist principally of investments in common stock and preferred stock, as follows as of June 30, 2002 and December 31, 2001, respectively:

	June 30, 2002	Ownership Interest	December 31, 2001	Ownership Interest
Walden E-Learning, Inc.	$—	—	$31,909	41%
Chancery Software Limited	6,405	42%	6,774	42%
iLearning, Inc.	1,876	40%	461	27%
EdVerify, Inc.	—	—	679	42%
Other	648	—	564	—

Total	$8,929		$40,387

        At June 30, 2002, the difference between the carrying amount of equity method investments and the amount of underlying equity in net assets of these investments was $6,211. Under the provisions of Statement No. 142, the goodwill related to equity method investments is no longer amortized beginning in January 2002. Prior to 2002, the goodwill was amortized primarily over a three-year period as a component of the Company's allocable share of income or loss. For the three month and six month periods ended June 30, 2001, equity in net loss of affiliates included amortization of $2,174 and $4,979, respectively.

        Each period in the tables below includes summarized financial data of those affiliates accounted for using the equity method in which Sylvan Ventures had an interest at the end of the respective period and includes results of operations data of the affiliates for the entire period.

	June 30, 2002	December 31, 2001
Current assets	$7,750	$23,176
Other assets	8,185	17,988
Current liabilities	10,902	19,916
Long-term and other liabilities	16,868	17,004
Redeemable convertible preferred stock	51,906	66,878
	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Net sales	$5,774	$16,022	$11,133	$26,645
Gross profit	4,724	11,725	7,742	18,478
Net loss	(3,259)	(31,423)	(8,127)	(60,502)

Other Investments (Cost Method Investments):

        Other investments consist of non-marketable investments in common and preferred stocks of private companies in which the Company does not exercise significant influence. These investments are carried at cost unless a decline in estimate fair value is determined to be permanent. Other investments consisted of the following:

	June 30, 2002	December 31, 2001
Core Operating Segments:
Chauncey Group International, Ltd.	$—	$8,000
Frontline Group, Inc.	7,000	7,000
Other	5,006	5,000
Sylvan Ventures Segment:
ClubMom.com, Inc.	7,596	7,326

Total	$19,602	$27,326

Realized Investment Income and Losses

        During the three month period ending June 30, 2002, the Company sold its investment in Chauncey Group International, Ltd for cost plus accrued interest, yielding cash proceeds of $9,750. Additionally, Sylvan Ventures recorded a gain of $273 upon the exchange of its investment in HigherMarkets for 402 common shares of SciQuest.

        During the three month period ending June 30, 2001, the Company recorded a loss on investment of $14,231. This charge consisted of the reserve for notes receivable and advances to Caliber Learning Network, Inc. ("Caliber") of $7,497 as well as the accrual of a $6,734 estimated liability relating to the Company's guarantee of certain non-cancelable Caliber lease obligations and other Caliber related liabilities incurred by the Company. Due to the uncertainties surrounding the bankruptcy proceedings and the ultimate settlement of Caliber's lease and other liabilities, it is reasonably possible that the Company's loss estimate may change prior to finalization.

Note 7—Due to Shareholders of Acquired Companies and Other Contingencies

        Due to shareholders of acquired companies consists of the following amounts payable in cash:

	June 30, 2002	December 31, 2001
Amounts payable to former shareholders of Drake Prometric	$3,050	$3,050
Amounts payable to former shareholders of Les Roches	1,125	1,029

	4,175	4,079
Less: long-term portion (included in other long-term liabilities)	(446)	(422)

Total current portion	$3,729	$3,657

        In connection with certain acquisitions, variable amounts of contingent consideration are payable to the seller based upon specified terms. All existing contingent consideration agreements are predicated upon improved operating profitability of the acquired entities and utilize multiples consistent with those used to calculate the initial purchase price. The Company will record the contingent consideration when the contingencies are resolved and the additional consideration is payable.

        Variable amounts of contingent consideration are payable to the seller of Les Roches if specified levels of earnings are achieved in 2002. Variable amounts of contingent consideration are payable to the seller of UDLA in 2006 and 2007 if specified levels of earnings are achieved in 2004, 2005 and 2006. Additional purchase consideration of $500 is due to the sellers of UVM in 2003 if 2002 earnings exceed certain specified amounts. Variable amounts of contingent consideration, up to a maximum of $8,000, are also payable to the sellers of certain Sylvan Learning Centers franchises repurchased by the Company if specified levels of operating results are achieved in 2002, 2003, 2004 and 2005. In August 2002, the Company entered into negotiations to finalize the amounts due as additional consideration for the acquisition of these Sylvan Learning Center franchises and to acquire other franchise rights from the sellers in the United Kingdom and France. The Company expects an agreement to be reached whereby it will agree to payments totaling approximately $16,000 in connection with the acquisition of these Sylvan Learning Center operations.

        The Company has entered into agreements with certain franchisees of Sylvan Learning Centers and Wall Street Institute that allow the franchisees to require the Company to repurchase the centers at a predetermined multiple of operating results upon the achievement of specified operating thresholds. The Company does not believe that these commitments, if ultimately triggered by future events, would materially impact its liquidity.

Note 8—Income Taxes

        The tax provisions for the six month periods ended June 30, 2002 and 2001 were based on the estimated effective tax rates applicable for the full years, after giving effect to significant items related specifically to the interim periods, including the reported results of Sylvan Ventures' investments accounted for using the equity method. The Company's income tax provisions for all periods consist of federal, state, and foreign income taxes. The Company's effective tax rate was 15% for the six months ended June 30, 2002, excluding the cumulative effect of the change in accounting principle. Due to the volatility of Sylvan Ventures' income and losses, the Company's consolidated effective tax rate may fluctuate from quarter to quarter. However, on a full year basis the Company estimates that the effective 2002 income tax rate for the Company, prior to the cumulative effect of the change in accounting principle and excluding Sylvan Ventures, will be 30%. The Company estimates that the 2002 effective income tax rate for Sylvan Ventures will be 24%. Fluctuations in the magnitude and timing of the tax impact of Sylvan Ventures' financial results may cause the Company's consolidated effective income tax rate to vary substantially from the statutory rate.

        The forecasted income tax rate for the Company excluding Sylvan Ventures has decreased from the income tax rate forecasted in the previous quarter due to the tax benefits associated with the impairment charge recorded in connection with the pending sale of WSI Spain. The forecasted income tax rate for Sylvan Ventures has decreased from the income tax rate forecasted in the previous quarter due to the decrease in forecasted losses and the associated tax benefits. The impact of these changes in the estimated effective income tax rates was not material.

        At June 30, 2002, undistributed earnings of non-U.S. subsidiaries totaled approximately $118,400. Deferred tax liabilities have not been recognized for these undistributed earnings because it is management's intention to reinvest such undistributed earnings outside of the U.S. If all undistributed earnings were remitted to the U.S., the amount of incremental U.S. federal income taxes, net of foreign tax credits, would be approximately $34,540.

Note 9—Stockholder's Equity

        The components of stockholders' equity are as follows:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2001	$387	$229,386	$342,786	$(26,704)	$545,855
Options exercised for purchase of 1,095 shares of common stock, including income tax benefit of $4,253	11	18,744			18,755
Issuance of 23 shares of common stock in connection with the employee stock purchase plan		376			376
Issuance of 318 shares of common stock in connection with the conversion of debentures	3	4,997			5,000
Issuance of 144 shares of common stock in connection with acquisitions	2	2,999			3,001
Options granted to non-employees		206			206
Other equity activity		679			679
Comprehensive loss:
Net loss for the six months ended June 30, 2002			(81,642)		(81,642)
Foreign currency translation adjustment				6,267	6,267
Unrealized loss on available-for-sale securities				7	7
Minimum pension liability adjustment				17	17

Total comprehensive loss					(75,351)

Balance at June 30, 2002	$403	$257,387	$261,144	$(20,413)	$498,521

Note 10—Comprehensive Loss

        The components of comprehensive loss, net of related income taxes, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Net loss	$(5,083)	$(13,434)	$(81,642)	$(25,018)
Foreign currency translation adjustment	10,475	(4,423)	6,267	(14,721)
Unrealized gain (loss) on available-for-sale securities	163	(227)	7	(204)
Minimum pension liability adjustment	17	—	17	—

Comprehensive income (loss)	$5,572	$(18,084)	$(75,351)	$(39,943)

Note 11—Loss Per Share

        The following table summarizes the computations of basic and diluted loss per common share:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Numerator used in basic and diluted loss per common share:
Loss before cumulative effect of change in accounting principle	$(5,083)	$(13,434)	$(5,499)	$(25,018)
Cumulative effect of change in accounting principle	—	—	(76,143)	—

Net loss	$(5,083)	$(13,434)	$(81,642)	$(25,018)

Denominator:
Weighted average common shares outstanding	40,110	37,877	39,767	37,665
Net effect of dilutive stock options based on treasury stock method using average market price	—	—	—	—
Effect of convertible debentures	—	—	—	—

Weighted average common shares outstanding and additional dilution from common stock equivalents	40,110	37,877	39,767	37,665

Loss per common share, basic and diluted:
Loss before cumulative effect of change in accounting principle	$(0.13)	$(0.35)	$(0.14)	$(0.66)
Cumulative effect of change in accounting principle	—	—	(1.91)	—

Net loss	$(0.13)	$(0.35)	$(2.05)	$(0.66)

        Stock options and the convertible debentures were not dilutive for the three month and six month periods ended June 30, 2002 and 2001 as the Company reported a net loss.

Note 12—Contingencies

        On November 18, 1996, ACT, Inc. filed suit against the Company alleging that the Company violated federal antitrust laws and committed various state law torts in connection with the operations of its computer-based testing operations and in obtaining a testing services contract from the National Association of Securities Dealers ("NASD"). The trial court granted the Company's motion for summary judgment and ACT, Inc. filed its appeal of the decision to the U.S. Court of Appeals for the Eighth Circuit. On July 11, 2002, the U.S. Court of Appeals for the Eighth Circuit affirmed the decision of the trial court on all counts. The decision of the Eighth Circuit became final on August 1, 2002. The only available appeal to ACT is to the U.S. Supreme Court. Management is unable to predict the ultimate outcome of any appeal, but believes that the ultimate resolution of the matter will not have a material effect on the Company's consolidated financial position.

        The Company is subject to other legal actions arising in the ordinary course of its business. In management's opinion, the Company has adequate legal defenses and/or insurance coverage with respect to the eventuality of such actions and does not believe any settlement would materially affect the Company's financial position.

Note 13—Business Segment Information

        The Company realigned its English Language Instruction segment to include only the operations of WSI Spain. The remaining English Language Instruction business is now included in the International

Universities segment. All segment information has been reclassified to conform to the new presentation.

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Operating revenues:
K-12 Education Services	$60,570	$51,866	$113,543	$101,321
Online Higher Education	16,705	13,281	22,290	18,438
International Universities	73,317	56,311	145,551	112,369
English Language Instruction-Spain	3,329	4,788	6,964	10,337
Sylvan Ventures	5,501	33	9,442	63

	$159,422	$126,279	$297,790	$242,528

Segment operating profit (loss):
K-12 Education Services	$14,878	$12,325	$24,597	$21,077
Online Higher Education	5,955	4,390	4,485	3,002
International Universities	8,457	6,456	16,362	10,300
English Language Instruction—Spain	(18,680)	733	(19,597)	1,731
Sylvan Ventures	(9,131)	(22,668)	(17,160)	(48,430)

	$1,479	$1,236	$8,687	$(12,320)

        Segment operating profit (loss) is calculated as net operating profit (loss) for operating segments. Segment profit for Sylvan Ventures is calculated as the sum of their revenues, operating costs, general and administrative expenses, net investment income (loss) and equity in net loss of affiliates. Similar to its relationship with other university partners, Canter and Associates (which is included in the Online Higher Education segment) and Walden (which is included in the Sylvan Ventures segment) have entered into a formal agreement in which Canter markets and distributes its teacher training courses through a graduate degree program at Walden University for a percentage of the gross tuition fees, determined at fair value rates, associated with this program. For the quarter and the six month period ended June 30, 2002, consolidated earned tuition fees from this program totaled $1,145 and $1,387, respectively. The following table reconciles the reported information on segment profit (loss) to income (loss) before income taxes reported in the consolidated statements of operations:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Total profit (loss) for reportable segments	$1,479	$1,236	$8,687	$(12,320)
Corporate general and administrative expense	(5,712)	(5,901)	(10,821)	(11,887)
Other expense and minority interest, net	(2,434)	(15,751)	(4,354)	(14,743)

Loss before income taxes and cumulative effect of change in accounting principle	$(6,667)	$(20,416)	$(6,488)	$(38,950)

	Segment Assets		Goodwill
	June 30, 2002	December 31, 2001	June 30, 2002	December 31, 2001
K-12 Education Services	$121,697	$106,184	$59,168	$45,128
Online Higher Education	102,115	101,517	68,169	67,691
International Universities	401,382	379,053	102,841	142,827
English Language Instruction—Spain	—	65,596	—	29,951
Sylvan Ventures	92,417	70,430	34,804	—

	$717,611	$722,780	$264,982	$285,597

        The decrease in goodwill at June 30, 2002 is primarily due to the impairment of certain Wall Street Institute amounts, partially offset by the acquisition of Sylvan Learning Centers franchises in the K-12 Education Services segment, the acquisition of Marbella in the International Universities segment, and the acquisition of additional Walden ownership interest which resulted in its consolidation in the Sylvan Ventures segment.

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

Overview

        Sylvan Learning Systems, Inc. (the "Company" or "Sylvan") is a leading international provider of educational services to families and schools. The Company provides lifelong educational services through five separate business segments. The K-12 Education Services segment includes: Sylvan Learning Centers, which designs and delivers individualized tutorial programs to school-aged children through franchised and Company-owned learning centers; Schülerhilfe, a major provider of tutoring services in Germany; and Sylvan Education Solutions, which principally provides educational programs to students of public and non-public school districts through contracts funded by Title I and state-based programs. The Online Higher Education segment provides professional development and graduate degree programs to teachers through Canter and Associates and Sylvan Teacher Institute. The International Universities segment owns or maintains controlling interests in five private universities located in Spain, Switzerland, Mexico, Chile and France and also includes the non-Spain operations of Wall Street Institute ("WSI"), a European-based franchiser and operator of learning centers that teach the English language in the post-secondary market. The English Language Instruction-Spain segment consists of the operations of WSI located in Spain, which represent the business held for sale. The Sylvan Ventures segment invests in and develops companies that are creating emerging technology solutions for the education marketplace, and consolidates the operations of eSylvan, Inc., Walden E-Learning, Inc. ("Walden"), and EdVerify, Inc. which are majority-owned subsidiaries.

Results of Operations

        Revenues generated by Sylvan's five business segments are described as follows: K-12 Education Services primarily earns franchise royalties, franchise sales fees, Company-owned learning center revenues and contract-based revenues from providing supplemental remedial education services to public and non-public schools; Online Higher Education primarily earns revenues from providing teacher training products and distance-learning instructional services; International Universities earns tuition and related fees paid by the students of Universidad Europea de Madrid ("UEM"), Swiss Hotel Association Hotel Management School Les Roches ("Les Roches"), Universidad del Valle de Mexico ("UVM"), Universidad de Las Americas ("UDLA") and École Supérieure du Commerce Extérieur ("ESCE"), as well as franchise royalties, Company-owned center revenues and franchise sales fees related to WSI operations outside of Spain; English Language Instruction-Spain earns franchise royalties, Company-owned center revenues and franchise sales fees related to the WSI business in Spain; and Sylvan Ventures primarily earns tuition and related fees from the students of Walden and eSylvan.

        The following table sets forth the percentage relationships of operating revenues and direct costs for each segment, as well as certain income statement line items expressed as a percentage of total revenues for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Revenues:
K-12 Education Services	38%	41%	38%	42%
Online Higher Education	10%	10%	8%	8%
International Universities	46%	45%	49%	46%
English Language Instruction—Spain	2%	4%	2%	4%
Sylvan Ventures	4%	—	3%	—

Total revenues	100%	100%	100%	100%
Direct costs:
K-12 Education Services	28%	31%	30%	33%
Online Higher Education	7%	7%	6%	6%
International Universities	41%	40%	43%	42%
English Language Instruction—Spain	3%	3%	3%	4%
Sylvan Ventures	7%	3%	6%	3%

Total direct costs	86%	84%	88%	88%
General and administrative expenses:
Core operating segments	4%	5%	4%	5%
Sylvan Ventures	1%	2%	2%	2%
Loss on impairment of assets held for sale	11%	—	6%	—

Operating income (loss)	(2%)	9%	—	5%
Non-operating expense (including equity in net loss of Ventures affiliates) net loss of Ventures affiliates)	(2%)	(25%)	(2%)	(21%)

Loss before income taxes and cumulative effect of change in accounting principle	(4%)	(16%)	(2%)	(16%)
Income tax benefit	1%	6%	—	6%

Loss before cumulative effect of change in accounting principle	(3%)	(10%)	(2%)	(10%)
Cumulative effect of change in accounting principle	—	—	(25%)	—

Net loss	(3%)	(10%)	(27%)	(10%)

Comparison of results for the three months ended June 30, 2002 to results for the three months ended June 30, 2001.

        Revenues.    Total revenues increased by $33.1 million, or 26%, to $159.4 million for the three months ended June 30, 2002 (the "2002 fiscal quarter") from $126.3 million for the three months ended June 30, 2001 (the "2001 fiscal quarter"). This revenue increase was primarily driven by increases in tuition and enrollment at universities in the International Universities segment, acquisitions of learning centers and same center revenue growth in the K-12 Education Services segment.

        K-12 Education Services revenue increased by $8.7 million, or 17%, to $60.6 million for the 2002 fiscal quarter compared to the 2001 fiscal quarter. Franchise royalties increased by $1.5 million, or 22%, in 2002 as a result of a net increase of 15 new learning centers opened after June 30, 2001 and a 22% increase in same center revenue. Same center revenue growth was driven by the success of national advertising programs and increased length of stay. Revenues from Company-owned learning centers increased $7.0 million, or 47%, to $22.1 million during the 2002 fiscal quarter. Same center revenues increased 17%, or $2.5 million, with the remaining revenue increase of $4.5 million generated from 30 Company-owned centers acquired from franchise owners and 2 new centers opened during the past year. International revenues, primarily Schülerhilfe, increased by $0.7 million, or 16%, in the 2002 fiscal quarter compared to the 2001 fiscal quarter. The remaining revenue increase of $0.3 million for the 2002 fiscal quarter compared to the 2001 fiscal quarter relates to other franchise services and Ivy West. Contract-based revenues decreased by $0.8 million, or 4%, to $20.2 million in the 2002 fiscal quarter compared to the 2001 fiscal quarter due to a lower number of public school contracts. Operating revenue for K-12 Education Services represents 38% of total revenues of the Company for the 2002 fiscal quarter.

        Online Higher Education revenue increased by $3.4 million, or 26%, to $16.7 million for the 2002 fiscal quarter compared to the 2001 fiscal quarter. Canter teacher training revenue increased by $3.7 million, or 29%, to $16.4 million in the 2002 fiscal quarter compared to the 2001 fiscal quarter. The Canter revenue increase is due to greater product demand, particularly the distance learning masters programs, which saw enrollments for the summer 2002 semester increase by 23% to 10,800 students. Sylvan Teacher Institute revenue decreased by $0.3 million, or 55%, to $0.3 million in the 2002 fiscal quarter compared to the 2001 fiscal quarter. The decrease is due to a planned decrease in professional development workshops performed in the 2002 fiscal quarter compared to the 2001 fiscal quarter. Operating revenue for Online Higher Education represents 10% of the total revenues of the Company for the 2002 fiscal quarter.

        International Universities revenue for the 2002 fiscal quarter increased by $17.0 million, or 30%, to $73.3 million compared to the 2001 fiscal quarter. This revenue increase was driven by increased tuition and enrollments at each of the universities, particularly at UDLA, which increased its enrollment by 50% compared to the 2001 fiscal quarter. Additionally, revenue increased by $1.5 million due to the acquisition of a controlling interest in ESCE, which occurred in the fourth quarter of 2001 and, therefore, did not contribute to revenue for the 2001 fiscal quarter. Non-Spain WSI revenues increased $2.1 million, primarily due to the acquisition of centers in Portugal in the third quarter of 2001. Operating revenue for International Universities represents 46% of total revenues of the Company for the 2002 fiscal quarter.

        English Language Instruction—Spain revenue decreased by $1.5 million, or 30%, to $3.3 million for the 2002 fiscal quarter compared to the 2001 fiscal quarter. This revenue decrease was the result of decreased tuition revenues in existing Company-owned centers, as well as decreased royalties and didactic material sales to franchises due to oversaturation by English language instruction providers in Spain. Operating revenue for English Language Instruction—Spain represents 2% of total revenues of the Company for the 2002 fiscal quarter.

        Sylvan Ventures revenue increased to $5.5 million for the 2002 fiscal quarter. The increase is a result of revenues generated from Walden ($4.8 million) and eSylvan ($0.7 million) for the 2002 fiscal quarter. Prior to February 2002, Walden was accounted for under the equity method. Operating revenues for Sylvan Ventures represents 4% of total revenues of the Company for the 2002 fiscal quarter.

        Direct Costs.    Total direct costs of revenues increased $31.0 million, or 29%, to $137.0 million for the 2002 fiscal quarter from $106.0 million for the 2001 fiscal quarter. Excluding the impact of goodwill amortization in the 2001 fiscal quarter of $2.5 million, direct costs increased $33.5 million, or 32%, for the 2002 fiscal quarter. Direct costs as a percentage of total revenues were 86% in the 2002 fiscal quarter compared to 84% in the 2001 fiscal quarter. Excluding the impact of goodwill amortization, direct costs as a percentage of revenues were 82% in the 2001 fiscal quarter.

        K-12 Education Services expenses increased $6.2 million to $45.7 million, or 75% of K-12 Education Services revenue for the 2002 fiscal quarter, compared to $39.5 million, or 76% of K-12 Education Services revenue for the 2001 fiscal quarter. Approximately $5.0 million of the 2002 fiscal quarter increase relates to expenses incurred in Company-owned learning centers due to the acquisition of 30 franchised learning centers and costs associated with higher revenues at existing Company-owned centers. International expenses, primarily related to Schülerhilfe, increased $0.6 million. Franchise support costs increased $1.9 million in the 2002 fiscal quarter compared to the 2001 fiscal quarter. These expense increases were partially offset by a decrease in contract-based expenses of $0.8 million in the 2002 fiscal quarter compared to the 2001 fiscal quarter, which was consistent with the decrease in revenue over the same period.

        Online Higher Education expenses increased by $1.9 million to $10.8 million, or 64% of Online Higher Education revenue for the 2002 fiscal quarter, compared to $8.9 million, or 67% of Online Higher Education revenue for the 2001 quarter. The decrease in expenses as a percentage of revenue for the 2002 fiscal quarter is primarily due to the adoption of Statement No. 142 in 2002, which discontinued the amortization of goodwill. The amortization of goodwill related to the Canter acquisition was $0.8 million in the 2001 fiscal quarter or 6% of Online Higher Education revenue for the 2001 fiscal quarter. This decrease in expenses as a percentage of revenue was partially offset by an increase in expenses as a percentage of revenue due to the inclusion of the operating results of OnlineLearning.net in the 2002 fiscal quarter. The acquisition of OnlineLearning.net, effective July 1, 2001, resulted in lower margin revenue in the fiscal 2002 quarter.

        International Universities expenses increased by $15.0 million to $64.9 million, or 88% of International Universities revenue for the 2002 fiscal quarter, compared to $49.9 million, or 89% of International Universities revenue for the 2001 fiscal quarter. The increase in expenses reflects i) a higher volume of operating activities at the universities compared to the 2001 fiscal quarter; ii) the acquisition of ESCE, which occurred in the fourth quarter of 2001; iii) an increase in overhead costs, including staffing expenses, as a result of the increase in the business, iv) an increase in marketing campaign expenses related to efforts associated with recruiting new students, primarily at UEM and v) an increase in expenses at WSI primarily associated with the acquisition of centers in Portugal. The timing of summer semester breaks results in significant seasonal fluctuations in operating results based primarily on the geographical location of the individual university. Revenues and direct instructional expenses are recorded during the period that classes are in session; however, certain basic operating and marketing expenses continue during the semester break, which distorts comparisons of expenses as a percentage of revenues.

        English Language Instruction—Spain expenses increased by $0.7 million to $4.8 million for the 2002 fiscal quarter compared to $4.1 million for the 2001 fiscal quarter. Excluding the impact of goodwill amortization of $0.9 million in the 2001 fiscal quarter, English Language Instruction—Spain expenses increased by $1.6 million. This increase in operating expenses is primarily the result of increased marketing and advertising costs necessary to compete for enrollments in the oversaturated marketplace, expenses related to the takeover of certain previously franchised centers and expenses incurred to support the franchise network in the difficult Spain market.

        Sylvan Ventures operating expenses increased to $10.9 million in the 2002 fiscal quarter from $3.6 million in the 2001 fiscal quarter as a result of the consolidation of Walden and EdVerify direct costs for the 2002 fiscal quarter. Operating expenses are comprised of the expenses of the revenue generating consolidated investments in eSylvan ($3.9 million), Walden ($6.6 million), and Edverify ($0.4 million). Prior to February 2002 and June 2002 respectively, Walden and EdVerify were accounted for under the equity method. eSylvan's direct costs increased by $0.3 million in comparison to the 2001 fiscal quarter due to expansion of services and operations.

        Other Expenses.    Core operating segment general and administrative expenses decreased by $0.2 million in the 2002 fiscal quarter compared to the 2001 fiscal quarter. The decrease is primarily due to increased leveraging of centralized costs and cost control efforts. Core operating segment general and administrative expenses decreased to 4% of core operating segment revenues in the 2002 fiscal quarter, compared to 5% of revenues in the 2001 fiscal quarter, due to strong revenue expansion combined with cost controls.

        Sylvan Ventures management costs decreased by $1.0 million to $2.2 million for the 2002 fiscal quarter compared to $3.2 million for the 2001 fiscal quarter. The decrease is due to a significant reduction in the costs to research, value, and manage the investment portfolio of $2.3 million, offset by expenses incurred in the start-up of Connections Academy of $1.1 million for the 2002 fiscal quarter. Start-up costs are expensed and reported in general and administrative expenses until revenues are generated by the business.

        English Language Instruction—Spain - Loss on impairment of assets held for sale of $17.2 million represents the write off of assets related to WSI Spain due to the Company's decision to dispose of the business unit, and the lack of material value expected to be received upon sale. The asset write-offs include franchise receivables, fixed assets and working capital amounts that the Company expects to transfer to a buyer upon sale.

        Sylvan Ventures equity in net losses of affiliates decreased to $1.9 million for the 2002 fiscal quarter compared to $15.6 million for the 2001 fiscal quarter. These losses relate to Sylvan Ventures' share of operating losses generated by the early stage enterprises in the investment portfolio not under Sylvan Ventures' control. This decrease was primarily due to Sylvan Ventures change in strategy to focus mainly on managing its current investments compared to heavy investing in the acquisition of new early stage enterprises, as well as the consolidation of Walden and EdVerify. The reduction in the number of early stage enterprises slowed the losses absorbed by Sylvan Ventures, as these companies initially generate significant losses. Additionally, a number of the enterprises in which Sylvan Ventures invested throughout 2000 and 2001 are further along in their business life cycle, and thus are generating smaller losses than in their earlier stages in the 2001 fiscal quarter. The adoption of FAS 142 also resulted in Sylvan Ventures no longer amortizing goodwill associated with equity method investments. The amortization of goodwill related to the Sylvan Ventures equity investments in the 2001 fiscal quarter was $2.2 million. Minority interests' share of Sylvan Ventures losses totaled $0.8 million and $1.8 million for the 2002 and 2001 fiscal quarters, respectively.

        Other non-operating items improved by $14.3 million for the 2002 fiscal quarter compared to the 2001 fiscal quarter, primarily due to the $14.2 million loss on the Caliber investment which was incurred in the 2001 fiscal quarter.

        The Company's effective tax rate was 24% for the 2002 fiscal quarter. This reported effective income tax rate differs from the U.S. federal statutory tax rate due to the impact of state income taxes, minority interests, foreign income taxed at lower rates and the inability to utilize tax benefits from certain investment losses of Sylvan Ventures. Due to the volatility of Sylvan Ventures' income and losses, the Company's consolidated effective tax rate may fluctuate from quarter to quarter. However, on a full year basis the Company estimates that the 2002 effective income tax rate for the Company, prior to the cumulative effect of the change in accounting principle and excluding Sylvan Ventures, will be 30%. The Company estimates that the 2002 effective income tax rate for Sylvan Ventures will be 24%. The forecasted income tax rate for the Company excluding Sylvan Ventures has decreased from the income tax rate forecasted in the previous quarter due to the tax benefits associated with the impairment charge recorded in connection with the pending sale of WSI Spain. The forecasted income tax rate for Sylvan Ventures has decreased from the income tax rate forecasted in the previous quarter due to the decrease in forecasted losses and the associated tax benefit.

Comparison of results for the six months ended June 30, 2002 to results for the six months ended June 30, 2001.

        Revenues.    Total revenues increased by $55.3 million, or 23%, to $297.8 million for the six months ended June 30, 2002 (the "2002 fiscal six month period") from $242.5 million for the six months ended June 30, 2002 (the "2001 fiscal six month period"). This revenue increase was primarily driven by increases in tuition and enrollment at universities in the International Universities segment, as well as acquisitions of learning centers and same center revenue growth in the K-12 Education Services segment.

        K-12 Education Services revenue increased by $12.2 million, or 12%, to $113.5 million for the 2002 fiscal six month period compared to the 2001 fiscal six month period. Franchise royalties increased by $2.2 million, or 17%, as a result of a net increase of 15 new learning centers opened after June 30, 2001 and a 16% increase in same center revenue. Same center revenue growth was driven by the success of national advertising programs and increased length of stay. Revenues from Company-owned learning centers increased $11.2 million, or 40%, to $39.0 million during the 2002 fiscal six month period. Same center revenues increased 11%, or $3.1 million, with the remaining revenue increase of $8.1 million generated from 30 Company-owned centers acquired from franchise owners and 2 new centers opened during the past year. International revenues, primarily Schülerhilfe, increased by $0.8 million, or 10%, in the 2002 fiscal six month period compared to the 2001 fiscal six month period. The remaining revenue increase of $0.5 million for the 2002 fiscal six month period compared to the 2001 fiscal six month period relates to other franchise services and Ivy West. Contract-based revenues decreased by $2.5 million, or 6%, to $40.0 million in the 2002 fiscal six month compared to the 2001 fiscal six month period due to a lower number of public school contracts. Operating revenue for K-12 Education Services represents 38% of total revenues of the Company for the 2002 fiscal six month period.

        Online Higher Education revenue increased by $3.9 million, or 21%, to $22.3 million for the 2002 fiscal six month period compared to the 2001 fiscal six month period. Canter teacher-training revenue increased by $4.5 million, or 26%, to $21.8 million during the 2002 fiscal six month period compared to the 2001 fiscal six month period. Canter's revenue increase is due to greater demand for its products, particularly the distance learning masters programs, which saw enrollments for the Summer 2002 semester increase by 23% to 10,800 students. Sylvan Teacher Institute revenue decreased by $0.6 million, or 56%, to $0.5 million in the 2002 fiscal six month period compared to the 2001 fiscal six month period. The decrease is due to the planned decrease in professional development workshops performed in the 2002 fiscal six month period compared to the 2001 fiscal six month period. Operating revenue for Online Higher Education represents 8% of total revenues of the Company for the 2002 fiscal six month period.

        International Universities revenue for the 2002 fiscal six month period increased by $33.2 million, or 30%, to $145.6 million compared to the 2001 fiscal six month period. This increase is primarily due to an increase in overall enrollment of 18%. Additionally, revenue increased by $3.0 million due to the acquisition of a controlling interest in ESCE, which occurred in the fourth quarter of 2001 and, therefore, did not contribute to revenue for the 2001 fiscal six month period. Non-Spain WSI revenues increased $5.4 million, primarily due to the acquisition of centers in Portugal in the third quarter of 2001. Operating revenue for International Universities represents 49% of total revenues of the Company for the 2002 fiscal six month period.

        English Language Instruction—Spain revenue decreased by $3.4 million, or 33%, to $7.0 million for the 2002 fiscal six month period compared to the 2001 fiscal six month period. This revenue decrease was the result of decreased tuition revenues in existing Company-owned centers, as well as decreased royalties and didactic material sales to franchises due to oversaturation by English language instruction providers in Spain. Operating revenue for English Language Instruction—Spain represents 2% of total revenues of the Company for the 2002 fiscal six month period.

        Sylvan Ventures revenue increased to $9.4 million for the 2002 fiscal six month period from $0.1 million for the 2001 fiscal six month period. The increase is a result of revenues generated from Walden ($8.2 million) for the months of February through June 2002 and eSylvan ($1.2 million) revenues throughout the 2002 fiscal six month period. Prior to February 2002, Walden was accounted for under the equity method. Operating revenues for Sylvan Ventures represents 3% of total revenues of the Company for the 2002 fiscal six month period.

        Direct Costs.    Total direct costs of revenues increased $50.1 million, or 23%, to $263.6 million for the 2002 fiscal six month period from $213.5 million for the 2001 fiscal six month period. Excluding the impact of goodwill amortization in the 2001 fiscal six month period of $5.8 million, direct costs increased $55.9 million, or 27%, for the 2002 fiscal six month period. Direct costs as a percentage of total revenues remained constant at 88% in the 2002 and 2001 fiscal six month periods. Excluding the impact of goodwill amortization, direct costs as a percentage of revenues were 86% in the 2001 fiscal six month period.

        K-12 Education Services expenses increased $8.7 million to $88.9 million, or 78% of K-12 Education Services revenue for the 2002 fiscal six month period, compared to $80.2 million, or 79% of K-12 Education Services revenue for the 2001 fiscal six month period. Approximately $8.7 million of the 2002 fiscal six month period increase relates to expenses incurred in Company-owned learning centers due to the acquisition of 30 franchised learning centers and costs associated with higher revenues at existing Company-owned centers. International expenses, primarily related to Schülerhilfe, increased $1.1 million. Franchise support costs increased $1.7 million in the 2002 fiscal six month period compared to the 2001 fiscal six month period. These expense increases were partially offset by a decrease in contract-based expenses of $2.2 million in the 2002 fiscal six month period compared to the 2001 fiscal six month period, primarily due to improved cost controls on existing business and declines in the contract-based revenues.

        Online Higher Education expenses increased by $2.4 million to $17.8 million, or 80% of Online Higher Education revenue for the 2002 fiscal six month period, compared to $15.4 million, or 84% of Online Higher Education revenue for the 2001 fiscal six month period. The decrease in expenses as a percentage of revenue for the 2002 fiscal six month period is primarily due to the adoption of Statement No. 142 in 2002, which discontinued the amortization of goodwill. The amortization of goodwill related to the Canter acquisition was $1.5 million in the 2001 fiscal six month period or 7% of Online Higher Education revenue for the 2001 fiscal six month period. This decrease in expenses as a percentage of revenue was partially offset by an increase in expenses as a percentage of revenue due to the inclusion of operating results of OnlineLearning.net in the 2002 fiscal six month period. The acquisition of OnlineLearning.net, effective July 1, 2001, resulted in lower margin revenue in the fiscal 2002 six month period.

        International Universities expenses increased by $27.1 million to $129.2 million, or 89% of International Universities revenue for the 2002 fiscal six month period, compared to $102.1 million, or 91% of International Universities revenue for the 2001 fiscal six month period. The increase in expenses reflects i) a higher volume of operating activities at the universities compared to the 2001 fiscal six month period, ii) the acquisition of ESCE, which occurred in the fourth quarter of 2001, iii) an increase in overhead costs, including staffing expenses, as a result of the increase in the business and iv) an increase in expenses at WSI primarily associated with the acquisition of centers in Portugal. The decrease in expenses as a percentage of revenue is primarily due to operating efficiencies achieved throughout the International Universities segment, particularly at UEM and UVM, as well as in administrative overhead costs relative to the higher revenue levels. The timing of summer semester breaks results in significant seasonal fluctuations in operating results based primarily on the geographical location of the individual university. Revenues and direct instructional expenses are recorded during the period that classes are in session; however, certain basic operating and marketing expenses continue during the semester break, which distorts comparisons of expenses as a percentage of revenues.

        English Language Instruction—Spain expenses increased by $0.7 million to $9.3 million for the 2002 fiscal six month period compared to $8.6 million for the 2001 fiscal six month period. Excluding the impact of goodwill amortization of $2.0 million in the 2001 fiscal six month period, English Language Instruction—Spain expenses increased by $2.7 million. The increase in expenses for the 2002 fiscal six month period is primarily the result of increased marketing and advertising costs necessary to compete for enrollments in the oversaturated marketplace, expenses related to the takeover of certain previously franchised centers and expenses incurred to support the franchise network in the difficult Spain market.

        Sylvan Ventures expenses increased to $18.4 million in the 2002 fiscal six month period from $7.2 million in the 2001 fiscal six month period as a result of the consolidation of Walden and EdVerify direct costs. Operating expenses are comprised of the expenses of revenue generating consolidated investments in eSylvan ($7.7 million), Walden ($10.3 million) and EdVerify ($0.4 million). Prior to February 2002 and June 2002 respectively, Walden and EdVerify were accounted for under the equity method. eSylvan's direct costs increased by $0.6 million in comparison to the 2001 fiscal six month period due to expansion of services and operations.

        Other Expenses.    Core operating segment general and administrative expenses decreased by $1.0 million in the 2002 fiscal six month period compared to the 2001 fiscal six month period. The decrease is primarily due to increased leveraging of centralized costs and cost control efforts. Core operating segment general and administrative expenses decreased to 4% of core operating segment revenues in the 2002 fiscal six month period, compared to 5% of revenues in the 2001 fiscal six month period, due to strong revenue expansion combined with cost controls.

        Sylvan Ventures management costs decreased by $0.5 million to $4.8 million for the 2002 fiscal six month period compared to $5.3 million for the 2001 fiscal six month period. The decrease is due to a $3.1 million reduction in the costs to research, value and manage the investment portfolio offset by expenses incurred in the start-up of Connections Academy of $2.6 million for the 2002 fiscal six month period. Start-up costs are expensed and reported in general and administrative expenses until revenues are generated by the business.

        English Language Instruction—Spain - Loss on impairment of assets held for sale of $17.2 million represents the write off of assets related to WSI Spain due to the Company's decision to dispose of the business unit, and the lack of material value expected to be received upon sale. The asset write-offs include franchise receivables, fixed assets and working capital amounts that the Company expects to transfer to a buyer upon sale.

        Sylvan Ventures equity in net losses of affiliates decreased to $3.7 million for the 2002 fiscal six month period from $35.4 million for the 2001 fiscal six month period. These losses relate to Sylvan Ventures' share of operating losses generated by the early stage enterprises in the investment portfolio not under Sylvan Ventures' control. This decrease was primarily due to Sylvan Ventures change in strategy to focus mainly on managing its current investments compared to heavy investing in the acquisition of new early stage enterprises, as well as the consolidation of Walden and EdVerify. The reduction in the number of early stage enterprises slowed the losses absorbed by Sylvan Ventures, as these companies initially generate significant losses. Additionally, a number of the enterprises in which Sylvan Ventures invested throughout 2000 and 2001 are further along in their business life cycle, and thus are generating less losses than in their earlier stages in the 2001 fiscal six month period. The adoption of FAS 142 also resulted in Sylvan Ventures no longer amortizing goodwill associated with equity method investments. The amortization of goodwill related to the Sylvan Ventures equity investments in the 2001 fiscal six month period was $5.0 million. Minority interests' share of Sylvan

Ventures losses totaled $1.2 million and $3.1 million for the 2002 and 2001 fiscal six month periods, respectively.

        Other non-operating items improved by $12.3 million for the 2002 fiscal six month period compared to the 2001 fiscal six month period due to the $14.2 million loss on the Caliber investment which was incurred in the 2001 fiscal six month period, partially offset by a decrease in interest income of $2.3 million resulting from lower investment balances and a reduced interest rate environment.

        The Company's effective tax rate was 15% for the 2002 fiscal six month period, excluding the cumulative effect of change in accounting principle. This reported effective income tax rate differs from the U.S. federal statutory tax rate due to the impact of state income taxes, minority interests, foreign income taxed at lower rates and the inability to utilize tax benefits from certain investment losses of Sylvan Ventures. Due to the volatility of Sylvan Ventures' income and losses, the Company's consolidated effective tax rate may fluctuate from quarter to quarter. However, on a full year basis the Company estimates that the 2002 effective income tax rate for the Company, prior to the cumulative effect of the change in accounting principle and excluding Sylvan Ventures, will be 30%. The Company estimates that the 2002 effective income tax rate for Sylvan Ventures will be 24%. The forecasted income tax rate for the Company excluding Sylvan Ventures has decreased from the income tax rate forecasted in the previous quarter due to the tax benefits associated with the impairment charge recorded in connection with the pending sale of WSI Spain. The forecasted income tax rate for Sylvan Ventures has decreased from the income tax rate forecasted in previous quarter due to the decrease in forecasted losses and the associated tax benefits.

        Cumulative Effect of Change in Accounting Principle.    As a result of adopting Statement No. 142 as of January 1, 2002 and performing the required transitional impairment tests, the Company recorded a non-cash charge of $76.1 million, net of income tax benefit of $7.7 million, which is included in cumulative effect of a change in accounting principle in the consolidated statements of operations. The impairment charge relates solely to the English Language Instruction business and consists of the write-down of goodwill related to the distressed operations in Spain and amounts originally paid for franchise rights and corporate center operations in other countries.

Liquidity and Capital Resources

Condensed Statement of Cash Flows
Six Months Ended June 30, 2002

	Core Operating Segments	Sylvan Ventures	Consolidated
Operating activities
Net loss	$(66,180)	$(15,462)	$(81,642)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Cumulative pre-tax effect of change in accounting principle	83,843	—	83,843
Depreciation and amortization	13,194	1,342	14,536
Loss on impairment of assets held for sale	17,244	—	17,244
Other non-cash items	6,437	719	7,156
Changes in working capital	(1,147)	(365)	(1,512)

Net cash provided by (used in) operating activities	53,391	(13,766)	39,625

Investing activities
Investments in affiliates and other investments	7,913	(2,770)	5,143
Cash paid for acquired businesses, net of cash received	(23,091)	1,251	(21,840)
Other investing activities	(13,915)	9,002	(4,913)

Net cash provided by (used in) investing activities	(29,093)	7,483	(21,610)

Financing activities
Net cash distributed to minority members of Sylvan Ventures	—	(1,674)	(1,674)
Intercompany funding	(28,949)	28,949	—
Other financing activities	22,851	(167)	22,684

Net cash provided by (used in) financing activities	(6,098)	27,108	21,010

Effect of exchange rate changes on cash	(420)	—	(420)

Net increase in cash and cash equivalents	17,780	20,825	38,605
Cash and cash equivalents at beginning of period	101,877	317	102,194

Cash and cash equivalents at end of period	$119,657	$21,142	$140,799

        Cash provided by operations was $39.6 million for the 2002 fiscal six month period, net of $13.8 million cash used in operations related to Sylvan Ventures. This compares to cash used in operations of $68.0 million for the 2001 fiscal six month period, of which $20.5 million related to Sylvan Ventures. The reported net loss of $81.6 million was offset by significant non-cash items, such as the pre-tax cumulative effect of change of accounting principle of $83.8 million, loss on impairment of assets of $17.2 million, depreciation and amortization charges of $14.5 million, equity in net loss of affiliates, primarily of Sylvan Ventures of $3.7 million and minority interest of $2.2 million. Cash used in working capital activity totaled $1.5 million in the 2002 fiscal six month period of which $0.4 million related to Sylvan Ventures. In the 2001 fiscal six month period, working capital related decreases in liquidity of $113.6 million consisted primarily of income tax payments resulting from the first quarter 2000 sale of Prometric and $8.9 million related to Sylvan Ventures.

        Cash used in investing activities was $21.6 million for the 2002 fiscal six month period, net of $7.5 million cash provided by investing activities related to Sylvan Ventures. This compares to cash provided by investing activities of $15.9 million for the 2001 fiscal six month period, net of $38.3 million cash used in investing activities related to Sylvan Ventures. The 2002 investment activity was primarily the result of purchases of property and equipment of $25.9 million, and net cash paid for acquired businesses of $21.8 million, partially offset by net proceeds from the sale of available-for-sale securities of $24.9 million. The 2001 fiscal six month period investment activity primarily consisted of net proceeds from the sale of available-for-sale securities of $111.7 million, partially offset by increases in investments in and advances to affiliates of $36.6 million, purchases of property and equipment of $28.3 million, and payments for acquisitions of $28.2 million. At June 30, 2002, the Company has accrued obligations payable in cash of $4.2 million related to contingent consideration for certain prior acquisitions. These amounts are expected to be paid later in 2002.

        Cash provided by financing activities was $21.0 million in the 2002 fiscal six month period, net of $1.8 million cash used in financing activities related to Sylvan Ventures, excluding intercompany funding. This compares to cash provided by financing activities of $29.7 million in the 2001 fiscal six month period, of which $19.4 million related to Sylvan Ventures, excluding intercompany funding. The 2002 financing activity related primarily to cash received from the exercise of options of $14.5 million, and proceeds from the issuance of debt of $13.0 million, partially offset by payments of long-term debt of $3.5 million, costs incurred in connection with potential International Universities public offering of $1.7 million, and net payments to the minority interest partners in Sylvan Ventures of $1.7 million. Cash provided by financing activities in the 2001 fiscal six month period related primarily to cash received from the minority interest partners in Sylvan Ventures of $21.9 million and proceeds from the exercise of options of $7.0 million.

        The Company's Board of Directors has approved a stock repurchase program pursuant to which the Company, from time to time and at management's discretion, may purchase up to an aggregate of 3.5 million shares of Sylvan Learning Systems common stock on the open market. In 2000, the Company repurchased 13.2 million shares through two separate self-tender offerings at an average price of approximately $15.17.

        The Company anticipates that cash flow from operations, available cash and existing credit facilities will be sufficient to meet its operating requirements, including expansion of its existing business, funding International University acquisitions, payment of contingent consideration and funding of Sylvan Ventures investments and operating costs. Sylvan Ventures has outstanding commitments to provide additional funding of approximately $9.0 million to certain portfolio companies. The Company continues to examine opportunities in the educational services industry for potential synergistic acquisitions.

Contingent Matters

        In connection with certain acquisitions, variable amounts of contingent consideration are payable to the seller based upon specified terms. All existing contingent consideration agreements are predicated upon improved operating profitability of the acquired entities and utilize multiples consistent with those used to calculate the initial purchase price. The Company will record the contingent consideration when the contingencies are resolved and the additional consideration is payable.

        Variable amounts of contingent consideration are payable to the seller of Les Roches if specified levels of earnings are achieved in 2002. Variable amounts of contingent consideration are payable to the seller of UDLA in 2006 and 2007 if specified levels of earnings are achieved in 2004, 2005 and 2006. Additional purchase consideration of $0.5 million is due to the sellers of UVM in 2003 if 2002 earnings exceed certain specified amounts. Variable amounts of contingent consideration, up to a maximum of $8.0 million, are also payable to the sellers of certain Sylvan Learning Centers franchises repurchased by the Company if specified levels of operating results are achieved in 2002, 2003, 2004 and 2005. In August 2002, the Company entered into negotiations to finalize the amounts due as additional consideration for the acquisition of these Sylvan Learning Center franchises and to acquire other franchise rights from the sellers in the United Kingdom and France. The Company expects an agreement to be reached whereby it will agree to payments totaling approximately $16.0 million in connection with the acquisition of these Sylvan Learning Center operations.

        The Company has entered into agreements with certain franchisees of Sylvan Learning Centers and Wall Street Institute that allow the franchisees to require the Company to repurchase the centers in the future at a predetermined multiple of operating results upon the achievement of specified operating thresholds. The Company does not believe that these commitments, if ultimately triggered by future events, would materially effect its liquidity.

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

Foreign Currency Risk

        The Company derives approximately 54% of its revenues from customers outside the United States. This business is transacted through a network of international subsidiaries, generally in the local currency that is considered the functional currency of that foreign subsidiary. Expenses are also incurred in the foreign currencies to match revenues earned and minimize the Company's exchange rate exposure to operating margins. A hypothetical 10% adverse change in average annual foreign currency exchange rates would have decreased operating income and cash flows for the 2002 fiscal six month period by $2.0 million. The Company generally views its investment in most of its foreign subsidiaries as long-term. The effects of a change in foreign currency exchange rates on the Company's net investment in foreign subsidiaries are reflected in other comprehensive income (loss). A 10% depreciation in functional currencies relative to the U.S. dollar would have resulted in a decrease in the Company's net investment in foreign subsidiaries of approximately $24.1 million at June 30, 2002.

Interest Rate Risk

        The Company holds its cash and cash equivalents in high quality, short-term, fixed income securities. Consequently, the fair value of the Company's cash and cash equivalents would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due to the short-term nature of the Company's portfolio. The Company's long-term revolving credit facility bears interest at variable rates, and the fair value of this instrument is not significantly affected by changes in market interest rates. The Company's convertible debentures bear interest at 5%, which currently approximates the market rate. A 100 basis point decrease in interest rates would have reduced net interest income for the 2002 fiscal six month period by $0.7 million.

31

Equity Price Risk

        The fair value of the Company's convertible debentures is sensitive to fluctuations in the price of the Company's common stock into which the debentures are convertible. Changes in equity prices would result in changes in the fair value of the Company's convertible debentures due to the difference between the current market price of the debentures and the market price at the date of issuance of the debentures. A 10% increase in the 2002 fiscal six month period end market price of the convertible debentures would result in an increase of approximately $12.0 million in the net fair value of the debentures.

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

Investment Risk

        The Company's investment portfolio contains debt securities that mature within one year. A hypothetical 10% adverse change in the fair value of the debt securities would not materially adversely impact earnings or cash flows because of the Company's ability to hold the debt securities until maturity.

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

        All the potential impacts noted above are based on sensitivity analysis performed on the Company's financial position at June 30, 2002. Actual results may differ materially.

PART II—OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  (a)
  The Company held its Annual Meeting of Stockholders on June 6, 2002.

  (b)
  The following sets forth information regarding each matter voted upon at the Annual Meeting. There were 39,817,530 shares of common stock outstanding as of the record date for, and entitled to vote at, the Annual Meeting.

        Proposal No. 1. The stockholders approved election of all of the nominees to the board of directors. The tabulation of votes on this proposal is as follows:

Nominee	For	Withheld
R. Christopher Hoehn-Saric	27,457,489	8,432,643
John A. Miller	35,501,101	389,031
David A. Wilson	35,737,383	152,749

        Proposal No. 2. The stockholders ratified the selection of Ernst & Young, LLP as the Company's independent auditors. The tabulation of votes on this proposal is as follows:

For Approval	34,540,210
Against Approval	1,295,962
Abstain	53,960
Total Shares Voted	35,890,132

ITEM 5.    OTHER INFORMATION

        The Registrant has filed with the Securities and Exchange Commission the certifications of its Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits
None
(b)	Reports on Form 8-K
The Company did not file any reports on Form 8-K during the six month period ended June 30, 2002.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYLVAN LEARNING SYSTEMS, INC.

Date: August 14, 2002	/s/ SEAN R. CREAMER Sean R. Creamer, Senior Vice President and Chief Financial Officer