Form 10-Q
period 2002-09-30
SYLVAN LEARNING SYSTEMS INC
filed 2002-11-12
CIK 912766

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended September 30, 2002 or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .
Commission File Number 0-22844

SYLVAN LEARNING SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	52-1492296 (I.R.S. Employer Identification No.)

1001 Fleet Street, Baltimore, Maryland (Address of principal executive offices)	21202 (Zip Code)

Registrant's telephone number, including area code: (410) 843-8000

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒. No ☐.

        The registrant had 40,328,878 shares of Common Stock outstanding as of November 5, 2002.

SYLVAN LEARNING SYSTEMS, INC.
INDEX

SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollar and share amounts in thousands, except per share data)

	September 30, 2002	December 31, 2001
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$104,985	$102,194
Available-for-sale securities	39,221	60,091
Receivables:
Accounts receivable	75,264	70,180
Costs and estimated earnings in excess of billings on uncompleted contracts	2,448	1,586
Notes receivable from tuition financing	4,160	7,545
Other notes receivable	21,345	15,810
Other receivables	2,891	3,725

	106,108	98,846
Allowance for doubtful accounts	(12,512)	(11,036)

	93,596	87,810
Inventory	6,981	7,344
Deferred income taxes	4,290	3,810
Prepaid expenses and other current assets	24,386	23,679

Total current assets	273,459	284,928
Notes receivable from tuition financing, less current portion	4,762	8,636
Other notes receivable, less current portion	9,430	9,101
Property and equipment:
Land	27,002	14,552
Buildings	147,486	88,190
Construction-in-progress	18,861	8,897
Furniture, computer equipment and software	130,501	115,140
Leasehold improvements	38,894	34,876

	362,744	261,655
Accumulated depreciation	(76,140)	(60,147)

	286,604	201,508
Intangible assets:
Goodwill	281,197	285,784
Other intangible assets, net of accumulated amortization of $2,499 and $1,507, at September 30, 2002 and December 31, 2001, respectively	5,717	6,893

	286,914	292,677
Investments in and advances to affiliates	7,994	40,387
Other investments	22,343	32,567
Deferred income taxes	22,920	13,823
Deferred costs, net of accumulated amortization of $4,690 and $3,322 at September 30, 2002 and December 31, 2001, respectively	7,411	7,943
Other assets	24,695	17,621

Total assets	$946,532	$909,191

See accompanying notes to consolidated financial statements.

SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Continued)
(Dollar and share amounts in thousands, except per share data)

	September 30, 2002	December 31, 2001
	(Unaudited)
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$27,298	$15,696
Accrued expenses	60,922	49,386
Income taxes payable	21,776	29,754
Current portion of long-term debt	17,061	6,449
Due to shareholders of acquired companies	20,354	3,657
Deferred revenue	73,530	54,578
Other current liabilities	1,030	8,154

Total current liabilities	221,971	167,674
Long-term debt, less current portion	144,643	124,474
Deferred income taxes	7,937	—
Other long-term liabilities	18,595	14,207

Total liabilities	393,146	306,355
Minority interest	68,947	56,981
Stockholders' equity:
Preferred stock, par value $0.01 per share—authorized 10,000 shares, no shares issued and outstanding as of September 30, 2002 and December 31, 2001	—	—
Common stock, par value $0.01 per share—authorized 90,000 shares, issued and outstanding shares of 40,332 as of September 30, 2002 and 38,742 as of December 31, 2001	402	387
Additional paid-in capital	257,829	229,386
Retained earnings	252,962	342,786
Accumulated other comprehensive loss	(26,754)	(26,704)

Total stockholders' equity	484,439	545,855

Total liabilities and stockholders' equity	$946,532	$909,191

See accompanying notes to consolidated financial statements.

SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Dollar and share amounts in thousands, except per share data)

	Three months ended September 30,
	2002	2001
	(Unaudited)
Revenues
Core operating segments	$124,515	$104,918
Sylvan Ventures	6,948	141

Total revenues	131,463	105,059

Costs and expenses
Direct costs:
Core operating segments	108,223	92,901
Sylvan Ventures	12,823	3,287
General and administrative expenses:
Core operating segments	5,207	5,643
Sylvan Ventures	1,344	1,633
Loss on assets sold	3,000	—

Total costs and expenses	130,597	103,464

Operating income	866	1,595
Other income (expense)
Investment and other income	1,543	2,441
Interest expense	(2,067)	(2,402)
Sylvan Ventures investment income	172	22,842
Loss on investment	(7,359)	—
Equity in net loss of affiliates:
Sylvan Ventures	(965)	(10,830)
Other	72	—

	(893)	(10,830)
Minority interest in consolidated subsidiaries:
Sylvan Ventures	975	(20)
Other	(762)	(1,021)

	213	(1,041)

Income (loss) before income taxes	(7,525)	12,605
Income tax benefit (expense)	1,834	(4,236)

Net income (loss)	$(5,691)	$8,369

Earnings (loss) per common share:
Basic	$(0.14)	$0.22
Diluted	$(0.14)	$0.20

See accompanying notes to consolidated financial statements.

SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Dollar and share amounts in thousands, except per share data)

	Nine months ended September 30,
	2002	2001
	(Unaudited)
Revenues
Core operating segments	$412,863	$347,383
Sylvan Ventures	16,390	204

Total revenues	429,253	347,587

Costs and expenses
Direct costs:
Core operating segments	353,480	299,256
Sylvan Ventures	33,762	10,446
General and administrative expenses:
Core operating segments	16,028	17,530
Sylvan Ventures	3,614	6,955
Loss on assets sold	20,244	—

Total costs and expenses	427,128	334,187

Operating income	2,125	13,400
Other income (expense)
Investment and other income	3,843	7,586
Interest expense	(6,446)	(6,873)
Sylvan Ventures investment income	445	22,204
Loss on investment	(7,359)	(14,231)
Equity in net loss of affiliates:
Sylvan Ventures	(4,631)	(46,204)
Other	35	(263)

	(4,596)	(46,467)
Minority interest in consolidated subsidiaries:
Sylvan Ventures	2,203	3,076
Other	(4,228)	(5,041)

	(2,025)	(1,965)

Loss before income taxes and cumulative effect of change in accounting principle	(14,013)	(26,346)
Income tax benefit	2,823	9,696

Loss before cumulative effect of change in accounting principle	(11,190)	(16,650)
Cumulative effect of change in accounting principle, net of income tax benefit of $7,700	(78,634)	—

Net loss	$(89,824)	$(16,650)

Loss per common share, basic and diluted:
Loss before cumulative effect of change in accounting principle	$(0.28)	$(0.44)
Net loss	$(2.25)	$(0.44)

See accompanying notes to consolidated financial statements

SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Nine months ended September 30,
	2002	2001
	(Unaudited)
Operating activities
Net loss	$(89,824)	$(16,650)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Cumulative pre-tax effect of change in accounting principle	86,334	—
Depreciation	20,500	17,087
Amortization	1,307	11,190
Loss on assets sold	20,244	—
Deferred income taxes	2,009	(162)
Loss (gain) on investments	6,914	(7,973)
Equity in net loss of affiliates	4,596	46,467
Minority interest in income of consolidated subsidiaries	2,025	1,965
Other non-cash items	44	1,104
Changes in operating assets and liabilities:
Receivables	(10,434)	3,891
Tuition loans, net	5,536	(4,496)
Inventory, prepaid expenses and other current assets	(1,852)	710
Payables and accrued expenses	12,384	(4,804)
Income taxes payable	(11,552)	(112,993)
Deferred revenue and other current liabilities	5,186	(11,966)

Net cash provided by (used in) operating activities	53,417	(76,630)

Investing activities
Purchase of available-for-sale securities	(17,592)	(108,045)
Proceeds from sale or maturity of available-for-sale securities	38,674	251,118
Cash paid for investments in and advances to affiliates	(2,989)	(38,228)
Proceeds from sale of investments in affiliates	8,000	—
Purchase of property and equipment	(46,835)	(40,356)
Cash paid for acquired businesses, net of cash received	(37,666)	(11,285)
Payment of contingent consideration for prior period acquisitions	(775)	(39,491)
Expenditures for deferred contract costs	(2,508)	(2,936)
Increase in other assets	(2,067)	(1,859)

Net cash provided by (used in) investing activities	(63,758)	8,918

Financing activities
Proceeds from exercise of options	14,694	15,010
Proceeds from issuance of debt	19,486	23,212
Payments on debt	(16,648)	(19,118)
Cash received from minority members of Sylvan Ventures	11,552	23,272
Cash distributed to minority members of Sylvan Ventures	(12,000)	—
Increase (decrease) in other long-term liabilities and other financing activities	(1,359)	736

Net cash provided by financing activities	15,725	43,112

Effect of exchange rate changes on cash	(2,593)	(1,453)

Net increase (decrease) in cash and cash equivalents	2,791	(26,053)
Cash and cash equivalents at beginning of period	102,194	116,490

Cash and cash equivalents at end of period	$104,985	$90,437

See accompanying notes to consolidated financial statements.

Sylvan Learning Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Unaudited
(Dollar and share amounts in thousands, except per share amounts)

September 30, 2002

Note 1—Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The traditional semester programs in the education industry, with a summer break, result in large seasonality in the operating results of Sylvan Learning Systems, Inc. (the "Company"). The consolidated balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

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

Note 2—New Accounting Standards

        In June 2001, the Financial Accounting Standards Board issued Statement No. 142, Goodwill and Other Intangible Assets, which established financial accounting and reporting standards for acquired goodwill and other intangible assets. Under Statement No. 142, goodwill and indefinite-lived intangible assets are no longer amortized but are subject to annual impairment tests in accordance with the new standard. Other intangible assets that have finite lives will continue to be amortized over their useful lives. The Company adopted Statement No. 142 effective January 1, 2002. Refer to Note 5 for further information.

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

Note 3—Loss on Assets Sold

        In June 2002, the Company adopted a plan to sell the portion of its English Language Instruction segment that is located in Spain ("WSI Spain"). As a result of the pending sale and an estimate of the likely sale proceeds, the Company recognized an impairment charge of $17,244 in June 2002 related to WSI Spain. In the third quarter of 2002, the Company completed the sale of WSI Spain and as a result recognized an additional loss of $3,000. These losses are included in loss on assets sold in the consolidated statements of operations.

        The remaining English Language Instruction businesses are now included in the International Universities segment to reflect the combination of business management and the interrelationship of the Wall Street Institute operations and the university programs.

Note 4—Acquisitions

        Effective January 1, 2002, the Company acquired substantially all of the net operating assets of three Sylvan Learning Center franchise businesses, comprising 30 centers, for an initial cash payment of $11,000 and 144 shares of Sylvan common stock with a quoted market value of $3,000. The purchase agreement required the Company to pay additional consideration to the sellers in the event that specified levels of operating results were achieved in 2002, 2003, 2004 and 2005. As of September 30, 2002, the Company recorded $6,900 as a liability in final settlement of all remaining contingent payments. This amount was paid in October 2002. The purchase price totaled approximately $21,010, including acquisition costs of $110. The purchase price was allocated to acquired assets totaling $22,999 and assumed liabilities of $1,989. The preliminary allocation of the purchase price is subject to revision based on the final determination of the fair value of certain acquired intangible assets. The final purchase price may differ from this preliminary amount due to adjustment to acquisition related costs. The results of operations of the acquired franchises are included in the accompanying financial statements commencing on January 1, 2002.

        In connection with the settlement of the contingent purchase price of these Learning Center franchises, the Company entered into an agreement with the sellers, effective August 31, 2002, to repurchase the franchise rights in the United Kingdom and France for cash of $9,179. The amount was paid in October 2002. The initial purchase price was allocated to acquired assets totaling $9,369 and assumed liabilities of $190. The preliminary allocation of the purchase price is subject to revision based on the final determination of the fair value of certain acquired intangible assets. The final purchase price may differ from this preliminary amount due to adjustment to acquisition related costs.

        On February 1, 2002, Sylvan Ventures exercised its option to acquire an additional 10% ownership of common stock in Walden E-Learning, Inc. ("Walden") for $8,000, increasing its ownership percentage in Walden to 51%. Prior to the exercise of its option, Sylvan Ventures had acquired a 41% stake in Walden for $32,800 in February 2001. The transactions have been accounted for as a step acquisition with a total purchase price of $39,892, after subtracting previously recorded equity in net losses. The purchase price was allocated to acquired assets totaling $45,451 and assumed liabilities of $5,559. The preliminary allocation of the purchase price is subject to revision based on the final determination of the fair value of certain acquired intangible assets. The final purchase price may differ from this preliminary amount due to adjustment to acquisition related costs. The results of operations of Walden are consolidated in the accompanying financial statements commencing on February 1, 2002.

        On March 1, 2002, the Company acquired for cash all of the outstanding common stock of Hedleton Holding, N.V., which owns all of the capital stock of Escuela Superior De Alta Gestion De Hotel, S.A. ("Marbella"), a private for-profit university located in Marbella, Spain. Marbella was previously a franchise of Swiss Hotel Association Hotel Management School Les Roches ("Les Roches"), which was acquired by the Company in 2000. The purchase price for the outstanding common stock totaled approximately $6,987, including acquisition costs of $552. The purchase price was allocated to acquired assets totaling $9,572 and assumed liabilities of $2,585. The preliminary allocation of the purchase price is subject to revision based on the final determination of the fair value of certain acquired intangible assets. The final purchase price may differ from this preliminary amount due to adjustment to acquisition related costs. The results of operations of Marbella are included in the accompanying financial statements commencing on March 1, 2002.

        Effective May 1, 2002, the Company acquired an additional 20% ownership interest in Desarrollo del Conocimiento S.A. ("Decon"), a consolidated holding company that controls and operates the Universidad de Las Americas ("UDLA"), for cash of approximately $6,500, increasing its total ownership in Decon to 80%. The purchase price of the additional interest was accounted for as a step acquisition and was allocated to acquired assets of $6,500. The preliminary allocation of this additional purchase price is subject to revision based on the final determination of the fair value of certain acquired intangible assets.

        Effective August 1, 2002, the Company acquired for cash all of the outstanding common stock of the Glion Group, S.A., the parent company of Glion Hotel School, S.A. ("Glion"), a leading hotel management school in Switzerland. The initial purchase price totaled approximately $11,671, including acquisition costs of $900. Additionally, the Company is required to make payments of $2,020 and $3,392 on August 30, 2003 and August 30, 2004, respectively. The purchase agreement includes a provision for a possible reduction in the purchase price of up to $1,482, based on the working capital of Glion at the acquisition date. The Company believes that it is probable this contingency will be resolved in its favor and, therefore, has recorded the purchase price net of this contingency. The initial purchase price was allocated to acquired assets totaling $58,118 and assumed liabilities of $42,517. The preliminary allocation of the purchase price is subject to revision based on the final determination of the fair value of certain acquired intangible assets. The final purchase price may differ from this preliminary amount due to adjustment to acquisition related costs. The results of operations of Glion are included in the accompanying financial statements commencing on August 1, 2002.

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

        As a result of testing goodwill for impairment in accordance with Statement No. 142, as of January 1, 2002, the Company recorded a non-cash charge of $78,634, net of income tax benefit of $7,700, which is included as a cumulative effect of a change in accounting principle in the consolidated statements of operations. The impairment charge relates solely to the Wall Street Institute ("WSI") business and consists of the write-down of goodwill related to the distressed operations in Spain ($22,551—included in the English Language Instruction—Spain segment) and amounts originally paid for operations in other countries ($56,083—included in the Wall Street Institute business unit within the International Universities segment). Included in this cumulative effect of a change in accounting principle in the International Universities segment are charges of $2,491 which were identified in the third quarter of 2002 in connection with the reconciliation of intangibles related to the foreign operations of the WSI business.

        In addition to requiring annual impairment tests, Statement No. 142 established that goodwill would no longer be amortized. Prior to January 1, 2002, the Company amortized goodwill over periods ranging from 15 to 35 years. The following results of operations of the Company give effect to the non-amortization provisions of Statement No. 142 assuming adoption as of January 1, 2001:

	Three months ended September 30, 2001		Nine months ended September 30, 2001
	Net Income	Earnings Per Share	Net Loss	Loss Per Share
As reported—Basic	$8,369	$0.22	$(16,650)	$(0.44)
Effect of goodwill amortization	3,255	0.08	10,242	0.27

Adjusted	$11,624	$0.30	$(6,408)	$(0.17)

As reported—Diluted	$9,194	$0.20	$(16,650)	$(0.44)
Effect of goodwill amortization	3,255	0.07	10,242	0.27

Adjusted	$12,449	$0.27	$(6,408)	$(0.17)

        The following table displays the intangible assets that continue to be subject to amortization and goodwill not subject to amortization as of September 30, 2002:

	Amortizing Intangible Assets	Goodwill
Gross carrying amount	$8,216	$281,197
Accumulated amortization	(2,499)	—

Net carrying amount	$5,717	$281,197

        The estimated amortization expense for intangible assets for each of the five years subsequent to December 31, 2001 is as follows: 2002—$1,867; 2003—$1,831; 2004—$1,575; 2005—$646; and 2006—$412.

Note 6—Investments

Consolidated Investments

        eSylvan, Inc. ("eSylvan") was formed to distribute the Company's learning center tutoring product to students at home via computer. During 2001, eSylvan issued common stock representing a minority ownership interest to franchisees of Sylvan Learning Centers to more fully leverage the relationship between center-based and online tutoring. Sylvan Ventures made two preferred stock purchases during 2002 for $9,400, which increased the Sylvan Ventures ownership share to 92%. The minority interest ownership of the franchisees represents 8% of the voting ownership interest at September 30, 2002.

        Walden is an online university offering Ph.D. and other graduate-level degree programs in education, management and the social and behavioral sciences. Effective February 1, 2002, Sylvan Ventures exercised its option to acquire an additional 10% of Walden, increasing its voting ownership to 51%. As a result, Sylvan Ventures changed its method of accounting for its investment in Walden from the equity method to the consolidation method.

        EdVerify, Inc. ("EdVerify") is a business to business digital service provider that specializes in verifying the higher education enrollment and degree attainment of job candidates and credit requestors. Effective June 1, 2002, Sylvan Ventures acquired an additional 35% ownership in EdVerify for $2,507, increasing its voting ownership to 68%. As a result, Sylvan Ventures changed it method of accounting for its investment in EdVerify from the equity method to the consolidation method.

        Connections Academy, Inc. ("Connections Academy") was formed by Sylvan Ventures to provide online charter schooling to the K-12 market. Connections Academy began providing virtual schooling to students in the fall of 2002. Sylvan Ventures owns 100% of Connections Academy.

        In November 2002, Sylvan Ventures completed its acquisition of substantially all the assets and certain liabilities of the National Technological University ("NTU") and Stratys Learning Solutions, Inc. (the holding company of NTU) for $7,315 in cash and a promissory note payable of $7,500 due in 2007. In connection with the acquisition of NTU, there is contingent consideration payable to the sellers for a minimum of $2,000 and a maximum of $3,000 if NTU is sold or is involved in an initial public offering where the value of NTU exceeds $200,000. NTU is a leading distance learning university accredited by the North Central Association, offering master's degrees specializing in engineering, technology and management.

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

        Investments in and advances to affiliates consist principally of investments in common stock, preferred stock and convertible notes, as follows as of September 30, 2002 and December 31, 2001, respectively:

	September 30, 2002	Ownership Interest	December 31, 2001	Ownership Interest
Walden E-Learning, Inc.	$—	—	$31,909	41%
Chancery Software Limited	6,090	42%	6,774	42%
iLearning, Inc.	1,242	40%	461	27%
EdVerify, Inc.	—	—	679	42%
Other	662	—	564	—

Total	$7,994		$40,387

        At September 30, 2002, the difference between the carrying amount of equity method investments and the amount of underlying equity in net assets of these investments was $5,577. Under the provisions of Statement No. 142, the goodwill related to equity method investments is no longer amortized beginning in January 2002. Prior to 2002, the goodwill was amortized primarily over a three-year period as a component of the Company's allocable share of income or loss. For the three month and nine month periods ended September 30, 2001, equity in net loss of affiliates included amortization of $2,128 and $7,106, respectively.

        Each period in the tables below includes summarized financial data of those affiliates accounted for using the equity method in which Sylvan Ventures had an interest at the end of the respective period and includes results of operations data of the affiliates for the entire period.

	September 30, 2002	December 31, 2001
Current assets	$8,833	$23,176
Other assets	3,741	17,988
Current liabilities	11,076	19,916
Long-term and other liabilities	2,520	17,004
Redeemable convertible preferred stock	52,622	66,878
	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Net sales	$5,730	$12,607	$16,863	$39,252
Gross profit	4,265	6,962	12,007	25,440
Net loss	(1,808)	(14,060)	(9,935)	(74,562)

Other Investments (Cost Method Investments):

        Other investments consist of non-marketable investments in common and preferred stocks of private companies in which the Company does not exercise significant influence. These investments are carried at cost unless a decline in estimated fair value is determined to be permanent. Other investments consisted of the following:

	September 30, 2002	December 31, 2001
Core Operating Segments:
Chauncey Group International, Ltd.	$—	$8,000
Frontline Group, Inc.	—	7,000
Sylvan Learning Center Spain	9,741	5,241
Other	5,006	5,000
Sylvan Ventures Segment:
ClubMom, Inc.	7,596	7,326

Total	$22,343	$32,567

Realized Investment Income and Losses

        During the three month period ended September 30, 2002, the Company recorded a loss of $7,359 related to the write-off of its investment in and advances to the Frontline Group. This investment write-off was a result of challenges facing the corporate training industry in general, and Frontline Group specifically. The Company originally accepted shares of common stock in Frontline Group, in 1999, as consideration for the sale of the PACE business unit.

        During the three month period ending June 30, 2002, the Company sold its investment in Chauncey Group International, Ltd for cost plus accrued interest, yielding cash proceeds of $9,750. Additionally, Sylvan Ventures recorded a gain of $273 upon the exchange of its investment in HigherMarkets for 402 common shares of SciQuest.

        During the three month period ended September 30, 2001, Sylvan Ventures recognized a gain of $24,724 upon the sale of its 42% stake in Classwell Learning Group, Inc. Total proceeds of $31,807 were recorded as a receivable on September 30, 2001, and were subsequently received by Sylvan Ventures in October 2001.

        During the three month period ending June 30, 2001, the Company recorded a loss on investment of $14,231. This charge consisted of a write-off of notes receivable and advances to Caliber Learning Network, Inc. ("Caliber") of $7,497, as well as a charge of $6,734 for estimated liabilities relating to the Company's guarantee of certain non-cancelable Caliber lease obligations and other Caliber related liabilities incurred by the Company. As of September 30, 2002, management believes that its existing reserve balance is sufficient to meet its ultimate unsettled obligations related to Caliber. Due to the uncertainties surrounding the bankruptcy proceedings and the ultimate settlement of Caliber's lease and other liabilities, it is reasonably possible that the Company's loss estimate may change prior to finalization.

Note 7—Long Term Debt

        Long-term debt consists of the following:

	September 30, 2002	December 31, 2001
Convertible debentures	$95,000	$100,000
Mortgage notes payable for university facilities bearing interest at variable rates ranging from 2.95% to 7.84%	45,519	18,444
Notes payable secured by fixed assets bearing interest at rates ranging from 2.95% to 3.65%	12,271	9,980
Long-term credit lines bearing interest at rates ranging from 4.75% to 7.87%	150	214
Capital lease agreements bearing interest at rates ranging from 4.75% to 27.50%	1,345	601
Various notes payable bearing interest at fixed rates ranging from 3.00% to 8.00%	7,419	1,684

	161,704	130,923
Less: current portion of long-term debt	(17,061)	(6,449)

Total long-term debt	$144,643	$124,474

        In August 2002, the Company entered into a new mortgage loan agreement for $6,086 with a bank in Switzerland to finance a portion of the initial cash purchase price of Glion. The mortgage loan bears interest at 2.95% and matures on August 31, 2003. Additionally, in connection with the acquisition of Glion, the Company assumed debt of approximately $26,800, primarily mortgage notes payable, with interest rates ranging from 3.8% to 6.0%.

        On June 30, 2000, the Company issued $100,000 of ten-year convertible subordinated debentures to Apollo Management Group. The debentures bear interest at a fixed rate of 5.00%, payable semi-annually, and are convertible at any time into the Company's common stock at $15.735 per share. The debentures are redeemable by the Company, subsequent to June 30, 2003, providing certain conditions are achieved including the average share price exceeding 150% of the conversion price. The debentures mature on June 30, 2010. In the first quarter of 2002, $5,000 of the debentures were converted into 318 shares of the Company's stock.

        The Company has a revolving credit facility (the "Facility") with a group of five banks, which allows the Company to borrow up to an aggregate of $100,000 at variable rates. Outstanding borrowings under the Facility are unconditionally guaranteed by a pledge of the capital stock of the Company's domestic subsidiaries. The Facility expires on December 23, 2003 and there were no borrowings outstanding at September 30, 2002 and December 31, 2001. Debt covenants of the Facility require the Company to maintain certain debt-to-earnings and interest coverage ratios. Other provisions require maintenance of minimum net worth levels and restrict advances, investments, loans, capital expenditures and dividends. At September 30, 2002, the Company was in compliance with the covenants under the Facility.

Note 8—Due to Shareholders of Acquired Companies and Other Contingencies

        Due to shareholders of acquired companies consists of the following amounts payable in cash:

	September 30, 2002	December 31, 2001
Amounts payable to former shareholders of Drake Prometric	$3,050	$3,050
Amounts payable to former shareholders of Les Roches	1,133	1,029
Amounts payable to former shareholders of Glion	3,930	—
Amounts payable to former shareholders of Learning Center franchises	16,079	—

	24,192	4,079
Less: long-term portion (included in other long-term liabilities)	(3,838)	(422)

Total current portion	$20,354	$3,657

        In connection with certain acquisitions, variable amounts of contingent consideration are payable to the sellers based upon specified terms. All existing contingent consideration agreements are predicated upon improved operating profitability of the acquired entities and utilize multiples consistent with those used to calculate the initial purchase price. The Company will record the contingent consideration when the contingencies are resolved and the additional consideration becomes payable.

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

Note 9—Income Taxes

        The tax provisions for the nine month periods ended September 30, 2002 and 2001 were based on the estimated effective tax rates applicable for the full years, after giving effect to significant items related specifically to the interim periods, including the reported results of Sylvan Ventures' investments accounted for using the equity method. The Company's income tax provisions for all periods consist of federal, state, and foreign income taxes. The Company's effective tax rate was 20% for the nine months ended September 30, 2002, excluding the cumulative effect of the change in accounting principle. Due to the volatility of Sylvan Ventures' income and losses, the Company's consolidated effective tax rate may fluctuate from quarter to quarter. On a full year basis the Company estimates that the effective 2002 income tax rate for the Company, prior to the cumulative effect of the change in accounting principle and excluding Sylvan Ventures, will be 30%. The Company estimates that the 2002 effective income tax rate for Sylvan Ventures will be 24%. Fluctuations in the magnitude and timing of the tax impact of Sylvan Ventures' financial results may cause the Company's consolidated effective income tax rate to vary substantially from the statutory rate.

        The forecasted income tax rate for the Company excluding Sylvan Ventures has decreased from the income tax rate forecasted in the first quarter of 2002 due to the tax benefits associated with the loss recorded in connection with the sale of WSI Spain. The forecasted income tax rate for Sylvan Ventures has decreased from the income tax rate forecasted in the first quarter of 2002 due to the decrease in forecasted losses and the associated tax benefits. The impact of these changes in the estimated effective income tax rates for the three month and nine month periods ended September 30, 2002 was to increase the net loss by approximately $200 and $300, respectively.

        At September 30, 2002, undistributed earnings of non-U.S. subsidiaries totaled approximately $128,000. Deferred tax liabilities have not been recognized for these undistributed earnings because it is management's intention to reinvest such undistributed earnings outside of the U.S. If all undistributed earnings were remitted to the U.S., the amount of incremental U.S. federal income taxes, net of foreign tax credits, would be approximately $36,900.

Note 10—Stockholders' Equity

        The components of stockholders' equity are as follows:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2001	$387	$229,386	$342,786	$(26,704)	$545,855
Options exercised for purchase of 1,105 shares of common stock, including income tax benefit of $4,254	11	18,936			18,947
Issuance of 23 shares of common stock in connection with the employee stock purchase plan		376			376
Issuance of 318 shares of common stock in connection with the conversion of debentures	3	4,997			5,000
Issuance of 144 shares of common stock in connection with acquisitions	1	2,999			3,000
Options granted to non-employees		287			287
Other equity activity		848			848
Comprehensive loss:
Net loss for the nine months ended September 30, 2002			(89,824)		(89,824)
Foreign currency translation adjustment				180	180
Unrealized loss on available- for-sale securities				(205)	(205)
Minimum pension liability adjustment				(25)	(25)

Total comprehensive loss					(89,874)

Balance at September 30, 2002	$402	$257,829	$252,962	$(26,754)	$484,439

Note 11—Comprehensive Income (Loss)

        The components of comprehensive income (loss), net of related income taxes, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Net income (loss)	$(5,691)	$8,369	$(89,824)	$(16,650)
Foreign currency translation adjustment	(6,087)	9,446	180	(5,275)
Unrealized gain (loss) on available-for-sale securities	(212)	157	(205)	(47)
Minimum pension liability adjustment	(42)	—	(25)	—

Comprehensive income (loss)	$(12,032)	$17,972	$(89,874)	$(21,972)

Note 12—Earnings (Loss) Per Share

        The following table summarizes the computations of basic and diluted earnings (loss) per common share:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Numerator used in basic earnings (loss) per common share:
Income (loss) before cumulative effect of change in accounting principle	$(5,691)	$8,369	$(11,190)	$(16,650)
Cumulative effect of change in accounting principle	—	—	(78,634)	—

Net income (loss)	$(5,691)	$8,369	$(89,824)	$(16,650)

Numerator used in diluted earnings (loss) per common share:
Income (loss) before cumulative effect of change in accounting principle	$(5,691)	$8,369	$(11,190)	$(16,650)
Add: Interest expense from assumed conversion of convertible debentures, net of tax	—	825	—	—

Income (loss) before cumulative effect of change in accounting principle, after assumed conversion of convertible debentures	(5,691)	9,194	(11,190)	(16,650)
Cumulative effect of change in accounting principle	—	—	(78,634)	—

	$(5,691)	$9,194	$(89,824)	$(16,650)

Denominator:
Weighted average common shares outstanding	40,331	38,472	39,960	37,937
Net effect of dilutive stock options based on treasury stock method using average market price	—	1,726	—	—
Effect of convertible debentures	—	6,355	—	—

Weighted average common shares outstanding and additional dilution from common stock equivalents	40,331	46,553	39,960	37,937

Earnings (loss) per common share, basic:
Income (loss) before cumulative effect of change in accounting principle	$(0.14)	$0.22	$(0.28)	$(0.44)
Cumulative effect of change in accounting principle	—	—	(1.97)	—

Net income (loss)	$(0.14)	$0.22	$(2.25)	$(0.44)

Earnings (loss) per common share, diluted:
Income (loss) before cumulative effect of change in accounting principle	$(0.14)	$0.20	$(0.28)	$(0.44)
Cumulative effect of change in accounting principle	—	—	(1.97)	—

Net income (loss)	$(0.14)	$0.20	$(2.25)	$(0.44)

        Stock options and the convertible debentures were not dilutive for the three month and nine month periods ended September 30, 2002 and the nine month period ended September 30, 2001 as the Company reported a net loss.

Note 13—Contingencies

        On November 18, 1996, ACT, Inc. filed suit against the Company alleging that the Company violated federal antitrust laws and committed various state law torts in connection with the operations of its computer-based testing operations and in obtaining a testing services contract from the National Association of Securities Dealers ("NASD"). The trial court granted the Company's motion for summary judgment and ACT, Inc. filed its appeal of the decision to the U.S. Court of Appeals for the Eighth Circuit. On July 11, 2002, the U.S. Court of Appeals for the Eighth Circuit affirmed the decision of the trial court on all counts. The decision of the Eighth Circuit is now the final decision in the case.

        The Company is subject to other legal actions arising in the ordinary course of its business. In management's opinion, the Company has adequate legal defenses and/or insurance coverage with respect to the eventuality of such actions and does not believe any settlement would materially affect the Company's financial position.

Note 14—Business Segment Information

        During the three month period ended June 30, 2002, the Company realigned its English Language Instruction segment to include only the operations of WSI Spain. These operations were sold effective July 1, 2002. The remaining English Language Instruction business is included in the International

Universities segment. Historical segment information has been reclassified to conform to this presentation.

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Operating revenues:
K-12 Education Services	$48,288	$38,143	$161,831	$139,464
Online Higher Education	15,520	12,756	37,810	31,194
International Universities	60,707	49,646	206,258	162,015
English Language Instruction-Spain	—	4,373	6,964	14,710
Sylvan Ventures	6,948	141	16,390	204

	$131,463	$105,059	$429,253	$347,587

Segment operating profit (loss):
K-12 Education Services	$9,790	$7,083	$34,387	$28,160
Online Higher Education	5,017	3,286	9,502	6,288
International Universities	1,485	1,840	17,847	12,140
English Language Instruction-Spain	(3,000)	(192)	(22,597)	1,539
Sylvan Ventures	(8,012)	7,228	(25,172)	(41,202)

	$5,280	$19,245	$13,967	$6,925

        Segment operating profit (loss) is calculated as net operating profit (loss) for operating segments. Segment profit for Sylvan Ventures is calculated as the sum of its revenues, operating costs, general and administrative expenses, net investment income (loss) and equity in net loss of affiliates. Similar to its relationship with other university partners, Canter and Associates (which is included in the Online Higher Education segment) and Walden (which is included in the Sylvan Ventures segment) have entered into a formal agreement in which Canter markets and distributes its teacher training courses through a graduate degree program at Walden University for a percentage of the gross tuition fees, determined at market rates, associated with this program. For the three month and nine month periods ended September 30, 2002, consolidated earned tuition fees from this program totaled $2,051 and $3,182, respectively.

        The following table reconciles the reported information on segment profit (loss) to income (loss) before income taxes reported in the consolidated statements of operations:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Total profit for reportable segments	$5,280	$19,245	$13,967	$6,925
Corporate general and administrative expense	(5,207)	(5,643)	(16,028)	(17,530)
Other expense and minority interest, net	(7,598)	(997)	(11,952)	(15,741)

Income (loss) before income taxes and cumulative effect of change in accounting principle	$(7,525)	$12,605	$(14,013)	$(26,346)

	Segment Assets		Goodwill
	September 30, 2002	December 31, 2001	September 30, 2002	December 31, 2001
K-12 Education Services	$133,975	$106,184	$79,033	$45,128
Online Higher Education	104,203	101,517	68,169	67,691
International Universities	449,071	379,053	99,007	142,827
English Language Instruction-Spain	—	65,596	—	29,951
Sylvan Ventures	92,584	70,430	34,800	—

	$779,833	$722,780	$281,009	$285,597

        The decrease in goodwill at September 30, 2002 is primarily due to the impairment of certain Wall Street Institute amounts, partially offset by the acquisition of Sylvan Learning Centers franchises in the K-12 Education Services segment, the acquisition of Marbella and Glion in the International Universities segment, and the acquisition of additional Walden ownership interest which resulted in its consolidation in the Sylvan Ventures segment.

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

        Future events and actual results could differ materially from those set forth in the forward-looking statements as a result of many factors. These factors may include, without limitation: the Company's ability to continue to make acquisitions and to successfully integrate and operate acquired businesses; changes in student enrollment; the development and expansion of the franchise system and the effect of new technology applications in the educational services industry; failure to maintain or renew required regulatory approval, accreditation or state authorizations; the Company's ability to effectively manage business growth; possible increased competition from other educational service providers; the effect on the business and results of operations of fluctuations in the value of foreign currencies; and the many risks associated with the operation of an increasingly global business, including complicated legal structures, foreign currency, legal, tax and economic risks and the risk of changes in the business climate in the markets where the Company operates. These forward-looking statements are based on estimates, projections, beliefs and assumptions of management and speak only as of the date made and are not guarantees of future performance.

Overview

        Sylvan Learning Systems, Inc. (the "Company" or "Sylvan") is a leading international provider of educational services to families and schools. The Company provides lifelong educational services through five separate business segments. The K-12 Education Services segment includes: Sylvan Learning Centers, which designs and delivers individualized tutorial programs to school-aged children through franchised and Company-owned learning centers; Schülerhilfe, a major provider of tutoring services in Germany; and Sylvan Education Solutions, which principally provides educational programs to students of public and non-public school districts through contracts funded by Title I and state-based programs. The Online Higher Education segment provides professional development and graduate degree programs to teachers through Canter and Associates and Sylvan Teacher Institute. The International Universities segment owns or maintains controlling interests in seven private universities located in Spain, Switzerland, Mexico, Chile and France and also includes the non-Spain operations of Wall Street Institute ("WSI"), a European-based franchiser and operator of learning centers that teach the English language in the post-secondary market. The English Language Instruction-Spain segment consisted of the operations of WSI located in Spain, a business that was sold in the third quarter of 2002. The Sylvan Ventures segment invests in and develops companies that are creating emerging technology solutions for the education marketplace, and consolidates the operations of eSylvan, Inc., Walden E-Learning, Inc. ("Walden"), Connections Academy and EdVerify, Inc., all of which are majority-owned subsidiaries.

Results of Operations

        Revenues generated by Sylvan's five business segments are described as follows: K-12 Education Services primarily earns franchise royalties, franchise sales fees, Company-owned learning center revenues and contract-based revenues from providing supplemental remedial education services to public and non-public schools; Online Higher Education primarily earns revenues from providing teacher training products and distance-learning instructional services; International Universities earns tuition and related fees paid by the students of Universidad Europea de Madrid ("UEM"), Universidad del Valle de Mexico ("UVM"), Universidad de Las Americas ("UDLA") and École Supérieure du Commerce Extérieur ("ESCE") as well as students from Swiss Hotel Association Hotel Management School Les Roches ("Les Roches"), Escuela Superior De Alta Gestion De Hotel, S.A. ("Marbella") and Glion Hotel School, S.A. ("Glion") (collectively, "The Hospitality Group"), in addition to franchise royalties, Company-owned center revenues and franchise sales fees related to WSI operations outside of Spain; English Language Instruction-Spain earned franchise royalties, Company-owned center revenues and franchise sales fees related to the WSI business in Spain prior to the sale of the segment; and Sylvan Ventures primarily earns tuition and related fees from the students of Walden and eSylvan.

        The following table sets forth the percentage relationships of operating revenues and direct costs for each segment, as well as certain income statement line items expressed as a percentage of total revenues for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Revenues:
K-12 Education Services	37%	37%	38%	40%
Online Higher Education	12%	12%	9%	9%
International Universities	46%	47%	48%	47%
English Language Instruction-Spain	—	4%	1%	4%
Sylvan Ventures	5%	—	4%	—

Total revenues	100%	100%	100%	100%
Direct costs:
K-12 Education Services	29%	30%	30%	32%
Online Higher Education	8%	9%	7%	7%
International Universities	45%	45%	44%	43%
English Language Instruction-Spain	—	4%	2%	4%
Sylvan Ventures	10%	3%	8%	3%

Total direct costs	92%	91%	91%	89%
General and administrative expenses:
Core operating segments	4%	5%	4%	5%
Sylvan Ventures	1%	2%	1%	2%
Loss on assets sold	2%	—	4%	—

Operating income	1%	2%	—	4%
Non-operating income (expense) (including net loss of Ventures affiliates)	(6)%	10%	(4)%	(12)%

Income (loss) before income taxes and cumulative effect of change in accounting principle	(5)%	12%	(4)%	(8)%
Income tax benefit (expense)	1%	(4)%	1%	3%

Income (loss) before cumulative effect of change in accounting principle	(4)%	8%	(3)%	(5)%
Cumulative effect of change in accounting principle	—	—	(18)%	—

Net income (loss)	(4%)	8%	(21)%	(5)%

Comparison of results for the three months ended September 30, 2002 to results for the three months ended September 30, 2001.

        Revenues.    Total revenues increased by $26.4 million, or 25%, to $131.5 million for the three months ended September 30, 2002 (the "2002 fiscal quarter") from $105.1 million for the three months ended September 30, 2001 (the "2001 fiscal quarter"). This revenue increase was primarily driven by increases in tuition and enrollment at universities in the International Universities segment, acquisitions of learning centers and same center revenue growth in the K-12 Education Services segment.

        K-12 Education Services revenue increased by $10.1 million, or 27%, to $48.3 million for the 2002 fiscal quarter compared to the 2001 fiscal quarter. Franchise royalties increased by $1.2 million, or 22%, in 2002 as a result of a net increase of 23 new learning centers opened after September 30, 2001 and a 20% increase in same center revenue. Same center revenue growth was driven by the success of national advertising programs, favorable third-party financing alternatives and increased length of stay. Revenues from Company-owned learning centers increased $9.0 million, or 52%, to $26.4 million during the 2002 fiscal quarter. Same center revenues increased 20%, or $3.1 million, with the remaining revenue increase of $5.9 million generated from 35 Company-owned centers acquired from franchise owners and 2 new centers opened during the past year. International revenues, primarily Schülerhilfe, increased by $0.5 million, or 17%, in the 2002 fiscal quarter compared to the 2001 fiscal quarter. Contract-based revenues decreased by $0.6 million, or 7%, to $7.9 million in the 2002 fiscal quarter compared to the 2001 fiscal quarter due to a lower number of public school contracts. Operating revenue for K-12 Education Services represents 37% of total revenues of the Company for the 2002 fiscal quarter.

        Online Higher Education revenue increased by $2.8 million, or 22%, to $15.5 million for the 2002 fiscal quarter compared to the 2001 fiscal quarter. Canter teacher training revenue increased by $3.1 million, or 26%, to $15.3 million in the 2002 fiscal quarter compared to the 2001 fiscal quarter. The Canter revenue increase was due to greater product demand, particularly the distance learning masters programs, which saw enrollments for the summer 2002 semester increase by 22% to 12,100 students. Sylvan Teacher Institute revenue decreased by $0.3 million, or 58%, to $0.2 million in the 2002 fiscal quarter compared to the 2001 fiscal quarter. The decrease was due to a planned decrease in professional development workshops performed in the 2002 fiscal quarter compared to the 2001 fiscal quarter. Operating revenue for Online Higher Education represents 12% of the total revenues of the Company for the 2002 fiscal quarter.

        International Universities revenue for the 2002 fiscal quarter increased by $11.1 million, or 22%, to $60.7 million compared to the 2001 fiscal quarter. This revenue increase was driven by increased tuition and enrollments at each of the universities, particularly at UDLA and UVM, which increased their enrollments by 51% and 31%, respectively, compared to the 2001 fiscal quarter. Additionally, revenue increased by $5.8 million due to the acquisitions of controlling interests in ESCE, Marbella and Glion, which occurred after the 2001 fiscal quarter and, therefore, did not contribute to revenue for the 2001 fiscal quarter. Operating revenue for International Universities represents 46% of total revenues of the Company for the 2002 fiscal quarter.

        English Language Instruction-Spain revenue decreased by $4.4 million for the 2002 fiscal quarter as the Company sold its English language Instruction business in Spain, effective July 1, 2002.

        Sylvan Ventures revenue increased to $6.9 million for the 2002 fiscal quarter from $0.1 million in the 2001 fiscal quarter. Revenues in the 2002 fiscal quarter were generated from Walden ($5.8 million), eSylvan ($0.9 million) and Connections Academy ($0.2 million). Prior to February 2002, Walden was accounted for under the equity method. Operating revenues for Sylvan Ventures represents 5% of total revenues of the Company for the 2002 fiscal quarter.

        Direct Costs.    Total direct costs of revenues increased $24.9 million, or 26%, to $121.1 million for the 2002 fiscal quarter from $96.2 million for the 2001 fiscal quarter. Excluding the impact of goodwill amortization in the 2001 fiscal quarter of $2.8 million, direct costs increased $27.7 million, or 30%, for the 2002 fiscal quarter. Direct costs as a percentage of total revenues increased to 92% in the 2002 fiscal quarter from 91% in the 2001 fiscal quarter. Excluding the impact of goodwill amortization, direct costs as a percentage of revenues were 89% in the 2001 fiscal quarter.

        K-12 Education Services expenses increased $7.4 million to $38.5 million, or 80% of K-12 Education Services revenue for the 2002 fiscal quarter, compared to $31.1 million, or 81% of K-12 Education Services revenue for the 2001 fiscal quarter. Approximately $6.6 million of the 2002 fiscal quarter increase related to expenses incurred in Company-owned learning centers due to the acquisition of 35 franchised learning centers, the opening of 2 new centers and costs associated with higher revenues at existing Company-owned centers. International expenses, primarily related to Schülerhilfe, increased $0.1 million. Franchise support costs increased $1.5 million in the 2002 fiscal quarter compared to the 2001 fiscal quarter. These expense increases were partially offset by a decrease in contract-based expenses of $0.6 million in the 2002 fiscal quarter compared to the 2001 fiscal quarter, which was consistent with the decrease in revenue over the same period and improved cost controls for the existing business.

        Online Higher Education expenses increased by $1.0 million to $10.5 million, or 68% of Online Higher Education revenue for the 2002 fiscal quarter, compared to $9.5 million, or 74% of Online Higher Education revenue for the 2001 quarter. The decrease in expenses as a percentage of revenue for the 2002 fiscal quarter was primarily due to the adoption of Statement No. 142 in 2002, which discontinued the amortization of goodwill. The amortization of goodwill related to the Canter acquisition was $0.8 million in the 2001 fiscal quarter, or 6% of Online Higher Education revenue for the 2001 fiscal quarter.

        International Universities expenses increased by $11.4 million to $59.2 million, or 98% of International Universities revenue for the 2002 fiscal quarter, compared to $47.8 million, or 96% of International Universities revenue for the 2001 fiscal quarter. The increase in expenses reflects i) a higher volume of operating activities at the universities compared to the 2001 fiscal quarter; ii) the acquisitions of ESCE, Marbella and Glion, which occurred after the third quarter of 2001; iii) an increase in overhead costs, including staffing expenses, as a result of the increase in the volume of business, iv) an increase in marketing campaign expenses related to efforts associated with recruiting new students, primarily at UEM and v) an increase in expenses at WSI primarily associated with the acquisition of centers in Portugal. The timing of summer semester breaks results in significant seasonal fluctuations in operating results, depending primarily on the geographical location of the individual university. Revenues and direct instructional expenses are recorded during the period that classes are in session; however, certain basic operating and marketing expenses continue during the semester break, which distorts comparisons of expenses as a percentage of revenues.

        English Language Instruction-Spain expenses decreased by $4.6 million for the 2002 fiscal quarter as the Company sold its English Language Instruction business in Spain effective July 1, 2002.

        Sylvan Ventures operating expenses increased to $12.8 million in the 2002 fiscal quarter from $3.3 million in the 2001 fiscal quarter as a result of the consolidation of Walden and EdVerify direct costs for the 2002 fiscal quarter. Operating expenses are comprised of the expenses of the revenue generating consolidated investments in eSylvan ($4.0 million), Walden ($6.9 million), Connections Academy ($1.0 million) and EdVerify ($0.9 million). Prior to February 2002 and June 2002, respectively, Walden and EdVerify were accounted for under the equity method. Since Connections Academy began to generate revenues in September 2002, its expenses are now reported as operating expenses of Sylvan Ventures, but were previously reported as general and administrative expenses.

eSylvan's direct costs increased by $1.1 million in comparison to the 2001 fiscal quarter due to expansion of services and operations.

        Other Expenses.    Core operating segment general and administrative expenses decreased by $0.4 million in the 2002 fiscal quarter compared to the 2001 fiscal quarter. The decrease was primarily due to increased leveraging of centralized costs and cost control efforts. Core operating segment general and administrative expenses decreased to 4% of core operating segment revenues in the 2002 fiscal quarter, compared to 5% of revenues in the 2001 fiscal quarter, due to strong revenue expansion combined with cost controls.

        Sylvan Ventures management costs decreased by $0.3 million to $1.3 million for the 2002 fiscal quarter compared to $1.6 million for the 2001 fiscal quarter. The decrease was due to a reduction in labor, travel, and consulting costs associated with the research, evaluation and acquisition of new investment opportunities as management shifted its focus towards managing and reinvesting solely in its current investment portfolio.

        English Language Instruction—Spain—Loss on assets sold of $3.0 million represents the write-off of costs and assets identified upon finalization of the sale transaction in the third quarter of 2002. The asset write-offs include franchise receivables, fixed assets and working capital amounts that the Company incurred in connection with the sale of the business.

        Sylvan Ventures equity in net losses of affiliates decreased to $1.0 million for the 2002 fiscal quarter compared to $10.8 million for the 2001 fiscal quarter. These losses relate to Sylvan Ventures' share of operating losses generated by the early stage enterprises in the investment portfolio not under Sylvan Ventures' control. This decrease was primarily due to Sylvan Ventures change in strategy to focus on managing its current investments compared to heavy investing in the acquisition of new early stage enterprises, as well as the consolidation of Walden and EdVerify. The reduction in the number of early stage enterprises and the decision to cease operations of certain portfolio companies slowed the losses absorbed by Sylvan Ventures, as these companies initially generate significant losses. Additionally, a number of the enterprises in which Sylvan Ventures invested throughout 2000 and 2001 are further along in their business life cycle, and thus are generating smaller losses than in their earlier stages in the 2001 fiscal quarter. The adoption of FAS 142 also resulted in Sylvan Ventures' no longer amortizing goodwill associated with equity method investments. The amortization of goodwill related to the Sylvan Ventures equity investments in the 2001 fiscal quarter was $2.1 million. Minority interests' share of Sylvan Ventures losses totaled $1.0 million and $0.0 million for the 2002 and 2001 fiscal quarters, respectively.

        Other non-operating items declined by $7.6 million for the 2002 fiscal quarter compared to the 2001 fiscal quarter, primarily due to the $7.4 million impairment of the Company's investment in Frontline Group.

        The Company's effective tax rate was 24% for the 2002 fiscal quarter. This reported effective income tax rate differs from the U.S. federal statutory tax rate due to the impact of state income taxes, minority interests, foreign income taxed at lower rates and the inability to utilize tax benefits from certain investment losses of Sylvan Ventures. Due to the volatility of Sylvan Ventures' income and losses, the Company's consolidated effective tax rate may fluctuate from quarter to quarter. On a full year basis the Company estimates that the 2002 effective income tax rate for the Company, prior to the cumulative effect of the change in accounting principle and excluding Sylvan Ventures, will be 30%. The Company estimates that the 2002 effective income tax rate for Sylvan Ventures will be 24%. The forecasted income tax rate for the Company, excluding Sylvan Ventures, has decreased from the income tax rate forecasted in the first quarter of 2002 due to the tax benefits associated with the loss recorded in connection with the sale of WSI Spain. The forecasted income tax rate for Sylvan Ventures has decreased from the income tax rate forecasted in the first quarter of 2002 due to the decrease in forecasted losses and the associated tax benefits. The impact of these changes in the estimated effective income tax rates was not material.

Comparison of results for the nine months ended September 30, 2002 to results for the nine months ended September 30, 2001.

        Revenues.    Total revenues increased by $81.7 million, or 23%, to $429.3 million for the nine months ended September 30, 2002 (the "2002 fiscal nine month period") from $347.6 million for the nine months ended September 30, 2002 (the "2001 fiscal nine month period"). This revenue increase was primarily driven by increases in tuition and enrollment at universities in the International Universities segment, as well as acquisitions of learning centers and same center revenue growth in the K-12 Education Services segment.

        K-12 Education Services revenue increased by $22.4 million, or 16%, to $161.8 million for the 2002 fiscal nine month period compared to the 2001 fiscal nine month period. Franchise royalties increased by $3.4 million, or 19%, as a result of a net increase of 23 new learning centers opened after September 30, 2001 and a 19% increase in same center revenue. Same center revenue growth was driven by the success of national advertising programs, favorable third-party financing alternatives and increased length of stay. Revenues from Company-owned learning centers increased $20.5 million, or 42%, to $69.3 million during the 2002 fiscal nine month period. Same center revenues increased 16%, or $7.1 million, with the remaining revenue increase of $13.4 million generated from 35 Company-owned centers acquired from franchise owners and 2 new centers opened during the past year. International revenues, primarily Schülerhilfe, increased by $1.3 million, or 12%, in the 2002 fiscal nine month period compared to the 2001 fiscal nine month period. The remaining revenue increase of $0.3 million for the 2002 fiscal nine month period compared to the 2001 fiscal nine month period related to other franchise services and Ivy West. Contract-based revenues decreased by $3.1 million, or 6%, to $47.9 million in the 2002 fiscal nine month period compared to the 2001 fiscal nine month period due to a lower number of public school contracts. Operating revenue for K-12 Education Services represents 38% of total revenues of the Company for the 2002 fiscal nine month period.

        Online Higher Education revenue increased by $6.6 million, or 21%, to $37.8 million for the 2002 fiscal nine month period compared to the 2001 fiscal nine month period. Canter teacher-training revenue increased by $7.6 million, or 26%, to $37.1 million during the 2002 fiscal nine month period compared to the 2001 fiscal nine month period. Canter's revenue increase was due to greater demand for its products, particularly the distance learning masters programs, which saw enrollments for the Summer 2002 semester increase by 22% to 12,100 students. Sylvan Teacher Institute revenue decreased by $1.0 million, or 57%, to $0.7 million in the 2002 fiscal nine month period compared to the 2001 fiscal nine month period. The decrease was due to the planned decrease in professional development workshops performed in the 2002 fiscal nine month period compared to the 2001 fiscal nine month period. Operating revenue for Online Higher Education represents 9% of total revenues of the Company for the 2002 fiscal nine month period.

        International Universities revenue for the 2002 fiscal nine month period increased by $44.2 million, or 27%, to $206.3 million compared to the 2001 fiscal nine month period. This increase was primarily due to an increase in enrollments at UDLA, UVM, Les Roches and UEM. Additionally, revenue increased by $10.4 million due to the acquisitions of controlling interests in ESCE, Marbella and Glion, which occurred after the 2001 fiscal nine month period and, therefore, did not contribute to revenue for the 2001 fiscal nine month period. Non-Spain WSI revenues increased $5.5 million, primarily due to the acquisition of centers in Portugal in the third quarter of 2001. Operating revenue for International Universities represents 48% of total revenues of the Company for the 2002 fiscal nine month period.

        English Language Instruction-Spain revenue decreased by $7.7 million, or 53%, to $7.0 million for the 2002 fiscal nine month period compared to the 2001 fiscal nine month period. This revenue decrease was the result of lower tuition revenues in existing Company-owned centers, as well as decreased royalties and didactic material sales to franchises due to oversaturation by English language instruction providers in Spain. Additionally, as of July 1, 2002, the Company no longer generates revenues from this segment as the Company sold its English Language Instruction business in Spain. Operating revenue for English Language Instruction-Spain represents 1% of total revenues of the Company for the 2002 fiscal nine month period.

        Sylvan Ventures revenue increased to $16.4 million for the 2002 fiscal nine month period from $0.2 million for the 2001 fiscal nine month period. Revenues in the 2002 fiscal nine month period were generated from Walden ($14.1 million) for the months of February through September 2002, as well as eSylvan ($2.1 million) and Connections Academy ($0.2 million) throughout the 2002 fiscal nine month period. Prior to February 2002, Walden was accounted for under the equity method. Operating revenues for Sylvan Ventures represents 4% of total revenues of the Company for the 2002 fiscal nine month period.

        Direct Costs.    Total direct costs of revenues increased $77.5 million, or 25%, to $387.2 million for the 2002 fiscal nine month period from $309.7 million for the 2001 fiscal nine month period. Excluding the impact of goodwill amortization in the 2001 fiscal nine month period of $8.6 million, direct costs increased $86.1 million, or 29%, for the 2002 fiscal nine month period. Direct costs as a percentage of total revenues increased to 91% in the 2002 fiscal nine month period from 89% in the 2001 fiscal nine month period. Excluding the impact of goodwill amortization, direct costs as a percentage of revenues were 87% in the 2001 fiscal nine month period.

        K-12 Education Services expenses increased $16.1 million to $127.4 million, or 79% of K-12 Education Services revenue for the 2002 fiscal nine month period, compared to $111.3 million, or 80% of K-12 Education Services revenue for the 2001 fiscal nine month period. Approximately $15.1 million of the 2002 fiscal nine month period increase related to expenses incurred in Company-owned learning centers due to the acquisition of 35 franchised learning centers, the opening of 2 new centers and costs associated with higher revenues at existing Company-owned centers. International expenses, primarily related to Schülerhilfe, increased $0.7 million. Franchise support costs increased $3.2 million in the 2002 fiscal nine month period compared to the 2001 fiscal nine month period. These expense increases were partially offset by a decrease in contract-based expenses of $2.9 million in the 2002 fiscal nine month period compared to the 2001 fiscal nine month period, primarily due to improved cost controls on existing business and declines in the contract-based revenues.

        Online Higher Education expenses increased by $3.4 million to $28.3 million, or 75% of Online Higher Education revenue for the 2002 fiscal nine month period, compared to $24.9 million, or 80% of Online Higher Education revenue for the 2001 fiscal nine month period. The decrease in expenses as a percentage of revenue for the 2002 fiscal nine month period was primarily due to the adoption of Statement No. 142 in 2002, which discontinued the amortization of goodwill. The amortization of goodwill related to the Canter acquisition was $2.3 million in the 2001 fiscal nine month period or 7% of Online Higher Education revenue for the 2001 fiscal nine month period. This decrease in expenses as a percentage of revenue was partially offset by an increase in expenses as a percentage of revenue due to the inclusion of operating results of OnlineLearning.net in the 2002 fiscal nine month period. The acquisition of OnlineLearning.net, effective July 1, 2001, resulted in lower margin revenue in the fiscal 2002 nine month period.

        International Universities expenses increased by $38.5 million to $188.4 million, or 91% of International Universities revenue for the 2002 fiscal nine month period, compared to $149.9 million, or 93% of International Universities revenue for the 2001 fiscal nine month period. The increase in expenses reflects i) a higher volume of operating activities at the universities compared to the 2001 fiscal nine month period, ii) the acquisitions of ESCE, Marbella and Glion, which occurred after the third quarter of 2001, iii) an increase in overhead costs, including staffing expenses, as a result of the increase in the volume of business and iv) an increase in expenses at WSI primarily associated with the acquisition of centers in Portugal. The decrease in expenses as a percentage of revenue was primarily due to operating efficiencies achieved throughout the International Universities segment, particularly at UEM and UVM, as well as in administrative overhead costs relative to the higher revenue levels. The timing of summer semester breaks results in significant seasonal fluctuations in operating results, depending primarily on the geographical location of the individual university. Revenues and direct instructional expenses are recorded during the period that classes are in session; however, certain basic operating and marketing expenses continue during the semester break, which distorts comparisons of expenses as a percentage of revenues.

        English Language Instruction-Spain expenses decreased by $2.0 million to $11.2 million for the 2002 fiscal nine month period compared to $13.2 million for the 2001 fiscal nine month period due to the sale of the assets of WSI-Spain, effective July 1, 2002, to the former management team and the original founder of WSI.

        Sylvan Ventures expenses increased to $33.8 million in the 2002 fiscal nine month period from $10.4 million in the 2001 fiscal nine month period as a result of the consolidation of Walden and EdVerify direct costs. Operating expenses are comprised of the expenses of revenue generating consolidated investments in eSylvan ($11.8 million), Walden ($16.4 million), Connections Academy ($3.6 million) and EdVerify ($1.4 million). Prior to February 2002 and June 2002, respectively, Walden and EdVerify were accounted for under the equity method. Since Connections Academy began to generate revenues in September 2002, its expenses are now reported as operating expenses of Sylvan Ventures, but were previously reported as general and administrative expenses. eSylvan's direct costs increased by $1.5 million in comparison to the 2001 fiscal nine month period due to expansion of services and operations.

        Other Expenses.    Core operating segment general and administrative expenses decreased by $1.5 million in the 2002 fiscal nine month period compared to the 2001 fiscal nine month period. The decrease was primarily due to increased leveraging of centralized costs and effective cost control efforts. Core operating segment general and administrative expenses decreased to 4% of core operating segment revenues in the 2002 fiscal nine month period, compared to 5% of revenues in the 2001 fiscal nine month period, due to strong revenue expansion combined with cost controls.

        Sylvan Ventures management costs decreased by $3.4 million to $3.6 million for the 2002 fiscal nine month period compared to $7.0 million for the 2001 fiscal nine month period. The decrease was due to significant reduction in labor, travel and consulting costs associated with the research, evaluation and acquisition of new investment opportunities as management shifted its focus towards managing and reinvesting solely in its current investment portfolio.

        English Language Instruction—Spain—Loss on assets sold of $20.2 million represents the write-off of assets related to WSI Spain due to the Company's decision to dispose of the business unit, and the lack of material consideration received upon sale. The asset write-offs included franchise receivables, fixed assets and working capital amounts that the Company transferred to the buyer effective July 1, 2002.

        Sylvan Ventures equity in net losses of affiliates decreased to $4.6 million for the 2002 fiscal nine month period from $46.2 million for the 2001 fiscal nine month period. These losses relate to Sylvan Ventures' share of operating losses generated by the early stage enterprises in the investment portfolio not under Sylvan Ventures' control. This decrease was primarily due to Sylvan Ventures change in strategy to focus on managing its current investments compared to heavy investing in the acquisition of new early stage enterprises, as well as the consolidation of Walden and EdVerify. The reduction in the number of early stage enterprises and the decision to cease operations of certain portfolio companies slowed the losses absorbed by Sylvan Ventures, as these companies initially generate significant losses. Additionally, a number of the enterprises in which Sylvan Ventures invested throughout 2000 and 2001 are further along in their business life cycle, and thus are generating reduced losses relative to their earlier stages in the 2001 fiscal nine month period. The adoption of FAS 142 also resulted in Sylvan Ventures' no longer amortizing goodwill associated with equity method investments. The amortization of goodwill related to the Sylvan Ventures equity investments in the 2001 fiscal nine month period was $7.1 million. Minority interests' share of Sylvan Ventures losses totaled $2.2 million and $3.1 million for the 2002 and 2001 fiscal nine month periods, respectively.

        Other non-operating items improved by $4.7 million for the 2002 fiscal nine month period compared to the 2001 fiscal nine month period. This decrease was attributable in part to the $14.2 million loss on the Caliber investment which was incurred in the 2001 fiscal nine month period, partially offset by the $7.4 million impairment of the Company's investment in Frontline Group in the 2002 fiscal nine month period, as well as a decrease in interest income of $3.2 million resulting from lower investment balances and a reduced interest rate environment.

        The Company's effective tax rate was 20% for the 2002 fiscal nine month period, excluding the cumulative effect of change in accounting principle. This reported effective income tax rate differs from the U.S. federal statutory tax rate due to the impact of state income taxes, minority interests, foreign income taxed at lower rates and the inability to utilize tax benefits from certain investment losses of Sylvan Ventures. Due to the volatility of Sylvan Ventures' income and losses, the Company's consolidated effective tax rate may fluctuate from quarter to quarter. On a full year basis the Company estimates that the 2002 effective income tax rate for the Company, prior to the cumulative effect of the change in accounting principle and excluding Sylvan Ventures, will be 30%. The Company estimates that the 2002 effective income tax rate for Sylvan Ventures will be 24%. The forecasted income tax rate for the Company, excluding Sylvan Ventures, has decreased from the income tax rate forecasted in the first quarter of 2002 due to the tax benefits associated with the loss recorded in connection with the sale of WSI Spain.

        The forecasted income tax rate for Sylvan Ventures has decreased from the income tax rate forecasted in the first quarter of 2002 due to the decrease in forecasted losses and the associated tax benefits. The impact of these changes in the estimated effective income tax rates was not material.

        Cumulative Effect of Change in Accounting Principle.    As a result of adopting Statement No. 142 as of January 1, 2002 and performing the required transitional impairment tests, the Company recorded a non-cash charge of $78.6 million, net of income tax benefit of $7.7 million, which is included in cumulative effect of change in accounting principle in the consolidated statements of operations. The impairment charge relates solely to the English Language Instruction business and consists of the write-down of goodwill related to the distressed operations in Spain and amounts originally paid for franchise rights and corporate center operations in other countries.

Liquidity and Capital Resources

Condensed Statement of Cash Flows
Nine Months Ended September 30, 2002

	Core Operating Segments	Sylvan Ventures	Consolidated
Operating activities
Net loss	$(67,624)	$(22,200)	$(89,824)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Cumulative pre-tax effect of change in accounting principle	86,334	—	86,334
Depreciation and amortization	20,015	1,792	21,807
Loss on assets sold	20,244	—	20,244
Other non-cash items	15,086	502	15,588
Changes in working capital	105	(837)	(732)

Net cash provided by (used in) operating activities	74,160	(20,743)	53,417

Investing activities
Purchases of property and equipment	(45,886)	(949)	(46,835)
Change in investments in affiliates and other investments	7,828	(2,817)	5,011
Cash paid for acquired businesses, net of cash received	(38,921)	1,255	(37,666)
Other investing activities, net	6,261	9,471	15,732

Net cash provided by (used in) investing activities	(70,718)	6,960	(63,758)

Financing activities
Net cash distributed to minority members of Sylvan Ventures	—	(448)	(448)
Intercompany funding	(34,338)	34,338	—
Other financing activities, net	16,229	(56)	16,173

Net cash provided by (used in) financing activities	(18,109)	33,834	15,725

Effect of exchange rate changes on cash	(2,593)	—	(2,593)

Net increase (decrease) in cash and cash equivalents	(17,260)	20,051	2,791
Cash and cash equivalents at beginning of period	101,877	317	102,194

Cash and cash equivalents at end of period	$84,617	$20,368	$104,985

        Cash provided by operations was $53.4 million for the 2002 fiscal nine month period, net of $20.7 million cash used in operations related to Sylvan Ventures. This compares to cash used in operations of $76.6 million for the 2001 fiscal nine month period, of which $27.1 million related to Sylvan Ventures. The reported net loss of $89.8 million was offset by significant non-cash items, such as the pre-tax cumulative effect of change in accounting principle of $86.3 million, depreciation and amortization charges of $21.8 million, loss on assets sold of $20.2 million, equity in net loss of affiliates, primarily of Sylvan Ventures, of $4.6 million, loss on investment of $7.5 million and minority interest of $2.0 million ($(2.2) million—Sylvan Ventures; $4.2 million—Core Operating Segments). Cash used in working capital activity totaled $0.7 million in the 2002 fiscal nine month period, of which $0.8 million related to Sylvan Ventures. In the 2001 fiscal nine month period, working capital related decreases in liquidity of $129.7 million consisted primarily of income tax payments resulting from the first quarter 2000 sale of Prometric and $11.4 million related to Sylvan Ventures.

        Cash used in investing activities was $63.8 million for the 2002 fiscal nine month period, net of $7.0 million cash provided by investing activities related to Sylvan Ventures. This compares to cash provided by investing activities of $8.9 million for the 2001 fiscal nine month period, net of $36.8 million cash used in investing activities related to Sylvan Ventures. The 2002 investment activity was primarily the result of purchases of property and equipment of $46.8 million and net cash paid for acquired businesses of $37.7 million, partially offset by net proceeds from the sale of available-for-sale securities of $21.1 million. The 2001 fiscal nine month period investment activity primarily consisted of net proceeds from the sale of available-for-sale securities of $143.1 million, partially offset by increases in investments in and advances to affiliates of $38.2 million, purchases of property and equipment of $40.4 million and payments related to acquisitions of $50.8 million. At September 30, 2002, the Company has accrued obligations payable in cash of $24.2 million related to contingent consideration for certain prior acquisitions. $16.1 million was paid in October 2002, $4.3 million is expected to be paid in the next twelve months and $3.8 million is expected to be paid in 2004.

        Cash provided by financing activities was $15.7 million in the 2002 fiscal nine month period, net of $0.5 million cash used in financing activities related to Sylvan Ventures, excluding intercompany funding. This compares to cash provided by financing activities of $43.1 million in the 2001 fiscal nine month period, of which $16.5 million related to Sylvan Ventures, excluding intercompany funding. The 2002 financing activity related primarily to cash received from the exercise of options of $14.7 million and proceeds from the issuance of debt of $19.5 million, partially offset by payments of long-term debt of $16.6 million, costs incurred and capitalized in connection with the potential International Universities public offering of $2.5 million and net payments to the minority interest partners in Sylvan Ventures of $0.5 million. Cash provided by financing activities in the 2001 fiscal nine month period related primarily to cash received from the minority interest partners in Sylvan Ventures of $23.3 million and proceeds from the exercise of options of $15.0 million.

        The Company's Board of Directors has approved a stock repurchase program under which the Company, from time to time and at management's discretion, may purchase up to an aggregate of 3.5 million shares of the Company's common stock on the open market. The Company recently announced that it has hired financial advisors to assist management and the Company's Board of Directors in evaluating alternatives with respect to the structure of its Sylvan Ventures segment. Until this review is completed, the Company does not anticipate the purchase of any of its shares.

        The Company anticipates that cash flow from operations, available cash and existing credit facilities will be sufficient to meet its operating requirements, including expansion of its existing business, funding International University acquisitions, payment of contingent consideration and funding of Sylvan Ventures investments and operating costs. Sylvan Ventures has outstanding commitments to provide additional funding of approximately $16.9 million to certain portfolio companies. The Company continues to examine opportunities in the educational services industry for potential synergistic acquisitions. Costs incurred in connection with potential acquisitions and greenfield projects, currently $2.1 million at September 30, 2002, are capitalized. These costs become part of the purchase price when the acquisition is completed or are expensed when the potential acquisition is determined to be not viable. Costs incurred and capitalized in connection with the potential International Universities public offering would be expensed if the results of the evaluation of Company structure alternatives should result in the cancellation of the potential public offering.

Contingent Matters

        The following tables reflect the Company's contractual obligations and other commercial commitments as of September 30, 2002 (amounts in thousands):

	Payments Due by Period
Contractual Obligations	Total	Through 2003	2004-2005	2006-2007	2008 and after
Long-Term Debt	$161,704	$18,020	$17,989	$2,839	$122,856
Operating Leases	168,776	38,319	56,009	42,524	31,924
Other Long-Term Obligations	24,192	20,354	3,838	—	—

Total Contractual Cash Obligations	$354,672	$76,693	$77,836	$45,363	$154,780

		Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amounts Committed	Through 2003	2004-2005	2006-2007	2008 and after
Lines of Credit	$100,000	$100,000	$—	$—	$—
Guarantees	1,488	743	745	—	—
Standby Letters of Credit	1,258	—	1,258	—	—

Total Commercial Commitments	$102,746	$100,743	$2,003	$—	$—

        In connection with certain acquisitions, variable amounts of contingent consideration are payable to the seller based upon specified terms. All existing contingent consideration agreements are predicated upon improved operating profitability of the acquired entities and utilize multiples consistent with those used to calculate the initial purchase price. The Company will record the contingent consideration when the contingencies are resolved and the additional consideration becomes payable.

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

International Exposure

        The Company maintains diverse operations in a broad range of international locations. The international aspects of the Company's operations create additional exposure to political uncertainties, currency devaluations and national regulations affecting the provision of educational services. Revenues and profits in any period may be significantly impacted by international developments outside the control of the Company.

Consumer Credit Availability Exposure

        The Company benefits from the availability of third party financing for educational services in the domestic marketplace and in each of the international countries where the Company operates. The Company is at risk for the loss of revenues due to contraction of the consumer credit markets for educational services in any business segment or location where operations exist. Current market conditions reflect a reduction of available consumer financing for training programs in Spain; however, the university post secondary market has not been impacted by these financing constraints.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

        Market risk is the risk of loss to future earnings, to fair values or to future cash flows that may result from changes in the price of financial instruments. The Company is exposed to financial market risks, including changes in foreign currency exchange rates, interest rates, equity prices and investment values. The Company occasionally uses derivative financial instruments to protect against adverse currency movements related to significant foreign acquisitions. Exposure to market risks related to operating activities is managed through the Company's regular operating and financing activities.

Foreign Currency Risk

        The Company derives approximately 53% of its revenues from customers outside the United States. This business is transacted through a network of international subsidiaries, generally in the local currency that is considered the functional currency of that foreign subsidiary. Expenses are also incurred in the foreign currencies to match revenues earned and minimize the Company's exchange rate exposure to operating margins. A hypothetical 10% adverse change in average annual foreign currency exchange rates would have decreased operating income and cash flows for the 2002 fiscal nine month period by $2.5 million. The Company generally views its investment in most of its foreign subsidiaries as long-term. The effects of a change in foreign currency exchange rates on the Company's net investment in foreign subsidiaries are reflected in other comprehensive income (loss). A 10% depreciation in functional currencies relative to the U.S. dollar would have resulted in a decrease in the Company's net investment in foreign subsidiaries of approximately $22.3 million at September 30, 2002.

Interest Rate Risk

        The Company holds its cash and cash equivalents in high quality, short-term, fixed income securities. Consequently, the fair value of the Company's cash and cash equivalents would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due to the short-term nature of the Company's portfolio. The Company's long-term revolving credit facility bears interest at variable rates, and the fair value of this instrument is not significantly affected by changes in market interest rates. The Company's convertible debentures bear interest at 5%, which currently approximates the market rate. A 100 basis point decrease in interest rates would have increased net interest expense for the 2002 fiscal nine month period by $0.9 million.

Equity Price Risk

        The fair value of the Company's convertible debentures is sensitive to fluctuations in the price of the Company's common stock into which the debentures are convertible. Changes in equity prices result in changes in the fair value of the Company's convertible debentures due to the difference between the current market price of the debentures and the market price at the date of issuance of the debentures. A 10% increase in the 2002 fiscal nine month period end market price of the Company's common stock would result in an increase of approximately $8.3 million in the net fair value of the debentures.

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

        All the potential impacts noted above are based on sensitivity analysis performed on the Company's financial position at September 30, 2002. Actual results may differ materially.

ITEM 4. CONTROLS AND PROCEDURES

        As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

PART II—OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits

  Reference is made to the Exhibit Index of this Report on Form 10-Q.

(b)
Reports on Form 8-K

  The Company filed one report on Form 8-K during the nine month period ended September 30, 2002. The 8-K dated September 5, 2002 related to the acquisition of Glion Group S.A.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sylvan Learning Systems, Inc.

Date: November 12, 2002	/s/ SEAN R. CREAMER Sean R. Creamer Senior Vice President and Chief Financial Officer

CERTIFICATIONS

I, Douglas L. Becker, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Sylvan Learning Systems, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ DOUGLAS L. BECKER Douglas L. Becker Director, Chairman of the Board and Chief Executive Officer

CERTIFICATIONS

I, Sean R. Creamer, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Sylvan Learning Systems, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ SEAN R. CREAMER Sean R. Creamer Senior Vice President and Chief Financial Officer

Index Number	Description
99.1	Certification of Douglas L. Becker pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Sean R. Creamer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

QuickLinks

Index
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE