Form 10-K
period 2002-12-31
SYLVAN LEARNING SYSTEMS INC
filed 2003-03-31
CIK 912766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2002.

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from to .

Commission File Number 0-22844

SYLVAN LEARNING SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Maryland	52-1492296
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1001 Fleet Street, Baltimore, Maryland	21202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (410) 843-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $.01	NASDAQ
Preferred Stock Purchase Rights	None

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☒. No  ☐

The aggregate market value of voting Common Stock held by non-affiliates of the registrant was approximately $732 million as of June 28, 2002.

The registrant had 40,958,230 shares of Common Stock outstanding as of March 25, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information in Sylvan Learning Systems, Inc.’s definitive Proxy Statement for its 2003 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than April 30, 2003, is incorporated by reference in Part III of this Form 10-K.

PART I.

Item 1.  Business

Sylvan Learning Systems, Inc. (“the Company” or “Sylvan”) is a leading international provider of educational services to families and schools. The Company maintained its leadership position in the core K-12 educational services market while significantly expanding its post secondary offerings by focusing on the following business concentrations:

•                Post-Secondary.  Providing educational services to students through a network of fully accredited international universities, center-based adult English language instruction and accredited teacher training university courses and degree programs.  Services are tailored to address the fast growing international marketplace for advanced education as well as the shortage of teaching professionals in the United States.  Services are provided through International Universities, Wall Street Institute (“WSI”) and Canter.

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

The Company currently provides lifelong educational services through five separate business segments. The K-12 Education Services segment includes: Sylvan Learning Centers, which designs and delivers personalized tutorial programs to school-aged children through franchised and Company-owned learning centers; Schülerhilfe, a major provider of tutoring services in Germany, Italy and Austria; and Sylvan Education Solutions, which principally provides educational programs to students of public and non-public school districts through contracts funded by Title I and state-based programs.  The Online Higher Education segment provides professional development and graduate degree programs to teachers through Canter and Associates. The International Universities segment owns or maintains controlling interests in six private universities located in Spain, Switzerland, Mexico, Chile and France and also includes the non-Spain operations of WSI, a European-based franchiser and operator of post-secondary English language learning centers.  The English Language Instruction-Spain segment consisted of the operations of WSI located in Spain, a business that was sold in the third quarter of 2002. The Sylvan Ventures segment invests in and develops companies that are creating emerging technology solutions for the education marketplace, and consolidates the operations of eSylvan, Inc., Walden E-Learning, Inc. (“Walden”), Connections Academy, Inc., National Technological University, Inc. (“NTU”) and EdVerify, Inc., all of which are majority-owned subsidiaries.

Sylvan’s services are delivered through an international network of Company-owned and franchised educational centers, in-school programs and agreements with university partners, as well as Sylvan controlled universities.  In 2002, Company revenues were approximately $604.0 million, comprised of $215.3 million from the K-12 Education Services segment, $52.4 million from the Online Higher Education segment, $303.7 million from the International Universities segment, $7.0 million from the English Language Instruction-Spain segment and $25.6 million from the Sylvan Ventures segment. System wide revenues, which include franchised Learning Center and Schülerhilfe revenues of $389.6 million, and franchised WSI revenues of $114.8 million, totaled $1.1 billion in 2002. Note 18 of the Company’s 2002 audited financial statements contains additional disclosures regarding the Company’s segments and geographic information.

Pending Sale of Business Units

On March 10, 2003, the Company announced that it would sell the operations comprising its K-12 education business units and committed to a plan to sell certain investments in Sylvan Ventures that are not strategic to its post-secondary education business.  Upon completion of the contemplated transactions, the Company’s operations would consist solely of its post-secondary business units comprising its International Universities and Online Higher education segments.

On March 10, 2003, the Company and Educate Operating Company, LLC (“Educate LLC”), a company newly-formed by Apollo Management, L.P, (“Apollo”) executed an Asset Purchase Agreement that provided for the acquisition by Educate LLC of substantially all of the Company’s K-12 education business units, including eSylvan, Inc. and Connections Academy, Inc., which are investments held by Sylvan Ventures.  The consideration for the sale of the assets comprising the K-12 business units will consist of the following at closing:

•                                          Cash of $112.0 million to $117.0 million, plus an amount equal to the difference between $72.5 million and the conversion value of the convertible debentures issued by the Company and surrendered by Apollo at closing, less any accrued and unpaid interest on the debentures;

•                                          A subordinated note in the amount of $55.0 million, bearing interest at 12% per annum and maturing in 2009;

•                                          The surrender of convertible debentures issued by the Company with a conversion value of up to $72.5 million;

•                                          The assumption of trade accounts payable of the K-12 business units, and other specified liabilities of the K-12 business units;

•                                          Apollo’s 25% preferred interest in Sylvan Ventures.

Additionally, the proceeds received by the Company are subject to post closing adjustments for specified changes in working capital from the date of the agreement to the closing date.  The Company is also eligible for up to $10.0 million of additional consideration if certain operations of Connections Academy exceed specified levels of earnings any time prior to December 31, 2007.  The transaction will result in the elimination of various consent and governance rights that had been held by Apollo.  Apollo’s representation on the Company’s Board of Directors will be reduced from two board seats to one.

In a separate transaction, Sylvan acquired the remaining membership interest in Sylvan Ventures not owned by Sylvan or Apollo for consideration of 581,000 shares of Sylvan stock, which is restricted from sale for three years.  Additionally, all membership profit interests in Sylvan Ventures have also been eliminated.  Upon completion of these acquisitions and the sale of the K-12 business units, the Company will own all of the membership interests of Sylvan Ventures LLC. The remaining investments of Sylvan Ventures will include the consolidated investments in Walden and NTU, which will be managed and reported within the Online Higher Education segment, and a $2.5 million debt instrument that will be amortized over the next two years.  In addition, investments with a carrying value of $16.7 million at December 31, 2002 are held for sale to be marketed to a single buyer and are expected to be sold by June 30, 2003 for principally contingent consideration.

The Company, after the sale of substantially all of its K-12 business units, will hold for sale the remaining K-12 assets of the Company, consisting of the Company’s Sylvan Learning Center operations in the United Kingdom and France.  The Company expects to sell these two operations for principally contingent amounts of future consideration by December 31, 2003.

The transactions were negotiated and approved by a committee of Sylvan’s Board of Directors composed solely of independent directors.  Credit Suisse First Boston LLC and U.S. Bancorp Piper Jaffray, Inc. were financial advisors to the committee of independent directors.  The Apollo transaction is subject to legal and regulatory approvals and is expected to close by June 30, 2003.

As a result of these expected disposal transactions, the Company estimates that it will record (i) a yet to be determined gain from the disposition of its K-12 business units upon closing of the sale to Educate LLC (expected to be in the second quarter of 2003), representing the difference between the carrying value of the net assets sold (approximately $115.9 million at December 31, 2002) and net proceeds upon sale (ii) a loss in the first quarter of 2003 of approximately $17,300 to reduce the carrying value of the held for sale assets of Sylvan Ventures to their estimated net realizable value, and (iii) a loss in the first quarter of 2003 of approximately $11,000 to reduce the carrying value of the held for sale assets of the Company’s UK and France Learning Center operations to their estimated net realizable value.

The operations of the Company’s disposal groups comprising its K-12 business units will be classified as discontinued operations beginning in the first quarter of 2003. Because the operations and cash flows of these components will be eliminated from the ongoing operations of the Company as a result of the disposal transactions, and because the Company will not have any significant continuing involvement in the held for sale operations after the disposal transactions, the results of operations of this component will be reported for all periods as a separate component of income, net of income taxes.

These transactions present a number of risks and uncertainties, including the possibility that the transactions will not be completed due to legal, regulatory or other reasons.  If these transactions are completed, the Company’s overall business will be significantly smaller and will consist exclusively of the international and online university business.  This remaining business has been operated by the Company for less time than the K-12 business.  Therefore, it is more difficult for management to predict the future results of the university business than the K-12 business.  Also, following completion of these transactions, most of the Company’s business operations will be in foreign countries, which increases the possible negative effect on the Company of the many risks of doing business in foreign countries.

Expected Stock Option Modification in the Second Quarter of 2003

As discussed more fully in Note 14, certain employees of the Company’s International University segment have been granted options to acquire common stock of the holding company subsidiary comprising the International University segment.  Due to the restructuring of the Company’s operations resulting from the sale of the K-12 business units and non-strategic Sylvan Ventures assets, the Company has negotiated an agreement with certain key employees holding stock options to acquire common stock of the subsidiary that provides for the exchange of these stock options for stock options to acquire common stock of Sylvan, contingent upon the closing of the sale of the K-12 business units to Educate LLC.  The Company also expects to offer similar terms to other employees holding options to acquire common stock of the subsidiary.  The result of the exchange of options will not increase the aggregate intrinsic value of the options or reduce the ratio of the exercise price per share of the options to the per share fair value of common stock on the date of exchange, as determined by independent members of the Board of Directors advised by independent valuation experts.

The exchange will be accounted for as a modification of granted stock options, resulting in a new measurement date for the exchanged stock options.  The Company estimates that the modification will result in non-cash compensation expense of approximately $25 million.  The change will be recorded primarily in the quarter the conversion is completed with the balance recorded over any remaining vesting period.

In connection with the sale of the K-12 Education business, each unexpired and unexercised outstanding option to purchase shares of the Company’s common stock held by employees who will be employed by Educate LLC will continue to vest for a period of twelve months following the closing of the transaction and will be exercisable for twenty-four months following the closing. This will be accounted for as a modification of granted stock options, resulting in a new measurement date.  The modification will result in non-cash compensation expense in an amount equal to the intrinsic value of such options at the date of closing.  This expense will be included in the Company’s results from discontinued operations.

K-12 Education Services

Sylvan Learning Centers

Sylvan provides high quality supplemental educational services with consistent, quantifiable results. It has delivered its core educational service to more than 1.8 million students in grades K-12 over the past 24 years. The Sylvan Learning Center (“SLC”) division provides supplemental, remedial and enrichment instruction primarily in reading, writing, mathematics, study skills and test preparation, featuring an extensive series of standardized diagnostic assessments, individualized instruction, a student motivational system and continued involvement from both parents and the child’s regular school teacher.

Parents learn about Sylvan from the Company’s advertising, from a referral from another parent or from school personnel.  The learning center’s Sylvan-trained educators use assessment results to diagnose students’ skill gaps and to design an individual learning program for each student.  Sylvan Learning Center’s curriculum is consistent throughout North America.  Instruction is typically given three to four times per week for one or two hours per visit at U-shaped tables designed to ensure that teachers work with three to four students at a time. Instructional programs are research-based and built upon the philosophy of mastery learning.  There are special incentives, such as tokens redeemable for novelties and toys, to motivate the student to achieve the program’s objectives, to build self-confidence and to strengthen the student’s enthusiasm for learning.

Student progress is monitored and parent conferences are scheduled after every 12 hours of a student’s program. Throughout each student’s course of study, the learning center assesses the student’s progress using standardized diagnostic assessments. The results are shared with the parents in personal conferences, during which the student’s progress is discussed.

Franchise Operations. As of December 31, 2002, there were a total of 825 learning centers in 48 states, 8 Canadian provinces, Puerto Rico, Hong Kong and Guam operated by its franchisees. As of that date, there were 475 U.S. franchisees operating Sylvan Learning Centers.  During 2002, 53 franchised learning centers were opened, net of closures.  Additionally, during 2002, the Company acquired 36 franchisee-owned learning centers.

The Company’s typical franchise agreement (the “License Agreement”) grants a license to operate a Sylvan Learning Center and to use Sylvan’s trademarks within a specified territory. The Company currently offers a License Agreement with an initial term of ten years, subject to unlimited additional ten-year extensions at the franchisee’s option under the same terms and conditions.  The initial license fee and royalty rates vary depending upon the demographics of the territory.  Franchisees must obtain the Company’s approval for the location and design of the learning center and of all advertising, and must operate the learning center in accordance with the Company’s methods, standards and specifications.  The franchisee is required to purchase from Sylvan certain diagnostic and instructional materials, student record forms, parental information booklets and explanatory and promotional brochures developed by the Company. Sylvan specifies requirements for other items necessary for operation of a learning center, such as computers, instructional materials and furniture. Franchisees must also submit monthly financial data to the Company.

The Company actively manages its franchise system. The Company requires franchisees and their employees to attend initial training in learning center operations and Sylvan’s educational programs. The Company also offers franchisees continuing training each year. The Company employs field operations managers who act as “consultants” to provide assistance to franchisees in technology implementation, business development, marketing, education and operations. These employees also facilitate regular communications between franchisees and the Company.

The Company believes there is significant potential for additional franchised learning centers.  A number of territories with only one learning center could support one or more additional learning centers based upon the number of school-age children in the market area. The Company is actively encouraging existing franchisees in these territories to open additional learning centers. Additionally, management has identified at least 231 territories in North America, primarily in smaller markets, in which there are no learning centers. The Company is actively seeking franchisees for a number of these territories.  Forty-four new territories were sold in 2002.

The Company has sold franchise rights for the operation of learning centers in Hong Kong and Spain.   In pricing international franchise rights, the Company takes into account estimates of the number of centers that could be opened in an area.   A master franchisee operates Sylvan Learning Centers in Spain and at December 31, 2002, had 123 centers in operation.

Company-owned Learning Centers. As of December 31, 2002, Sylvan owned and operated 127 learning centers: 8 in the greater Baltimore, MD area, 10 in the greater Philadelphia, PA area, 6 in Pittsburgh, PA, 10 in Boston, 9 in the greater Washington, D.C. area, 14 in Atlanta, GA, 8 in South Florida, 7 in Orlando, FL, 5 in Alabama, 6 in the greater Minneapolis, MN area, 8 in Dallas, TX, 8 in Houston, TX, 3 in Austin, TX, 5 in the greater Salt Lake City, UT area and 20 in the greater Los Angeles, CA area.  The Company’s operation of learning centers enables it to test new educational programs, marketing plans and learning center management procedures.  The Company may consider selected acquisitions of additional learning centers now operated by franchisees.

Schülerhilfe.  As of December 31, 2002, Schülerhilfe, a major provider of tutoring services in Germany, had approximately 236 company-owned centers and approximately 695 franchise locations in Germany, Italy and Austria.  Schülerhilfe is engaged in providing tutoring service to primary and secondary students with an operational business model that is similar to Sylvan Learning Centers.  Students typically attend twice per week and are instructed in small groups of four to six students per session.  Schülerhilfe advertises using print, radio and television advertisements on local and national levels.

Ivy West.  On May 18, 2000, the Company acquired Ivy West, an SAT/ACT preparation company based in California.  Ivy West offers individual home-based instruction for students preparing to take the SAT I, SAT II, PSAT, or ACT.  Ivy West also offers school partnerships to provide SAT preparation materials and instruction in a group or classroom environment.  Sylvan Learning Centers also offers the Ivy Prep program in their centers using the traditional 3-to-1 student - teacher ratio, small group instruction and school partnership programs.

Sylvan Education Solutions

Since 1993, Sylvan Education Solutions (“SES”) has partnered with schools, school districts, education institutions and community organizations in providing learning programs that are outcomes-based and tailored to the individual needs of the student. Under contract to school systems and workforce development agencies, Sylvan Education Solutions provides direct instruction and after-school tutoring for K-12 students and work skills training for “hard-to-employ” individuals – at-risk and drop-out youth, welfare recipients, and underemployed workers.  SES provides low-income families and students access to supplemental education and tutoring services similar to those offered by Sylvan Learning Centers.  Funding sources for SES programs include federal Department of Education programs, such as Title I, state programs, such as PA Act 89, special education funds, local school funds and federal Department of Labor initiatives.  In 2002, SES served over 69,000 students.  SES also provides specialized services to non-public schools, including speech and language instruction, special education instruction and early childhood programs.

Online Higher Education

Canter

For more than 25 years, Canter has recognized that the key to student achievement is a well-trained teacher.  To that end, Canter’s mission is to enhance the quality of teaching and learning by empowering educators with new teaching strategies.  Canter achieves this goal by offering products and services that present not only the most current educational theory, but also the practical applications educators need and want.

Canter’s Distance Learning Masters division works domestically with six traditional universities to provide working adults the opportunity to earn a Master in the Art of Teaching degree via distance education. Additionally, Canter’s Distance Learning Masters division works domestically with Walden University, a subsidiary of Sylvan, to provide working adults the opportunity to earn an MS in Education, with a specialty in either reading, technology or standards via distance education. The majority of Walden’s students in these three programs elect online learning as their mode of distance education. For the Winter 2003 semester, Canter had approximately 12,800 students enrolled in a Distance Learning Masters program with its partner universities. Tuition for a typical student enrolled in one of Canter’s partner universities is approximately $8,000, paid over the five semesters, or 20 months, that the student is enrolled in the program. Canter and its university partners split the tuition based on the agreed upon percentages that are based on the allocation of services provided to the student by both Canter and the partner university.  Canter typically provides the program development services (subject to final approval by the university partner) and markets the program directly to consumers on behalf of the university partner. The university partners provide the faculty to teach the course and grade the student performance. Since Canter is not an accredited university, it is the partner university that issues the degree.

For those teachers that need “for credit” continuing education, but do not want to commit to enrolling in a degree program, Canter’s Teacher Education Courses division works with 15 university partners to provide “for credit” courses to over 40,000 students during 2002. Canter’s course topics include reading at the elementary and secondary level, elementary math, learning styles, instructional strategies, assessment, classroom management, reading and language development, character development and parental involvement.  These courses are designed to satisfy certification requirements of teachers, as well as provide America’s school districts with research-based, long-term technology embedded training that delivers measurable results. Approximately 15% of the students enrolled in individual courses during 2002 were enrolled in online courses, with the remaining enrolled in more traditional distance learning using video and study guides.

International Universities

The International Universities segment is the leading network of private, post-secondary educational institutions outside the United States.  Its offerings address the fast-growing international demand for career-oriented education.  International Universities currently owns and operates six fully licensed universities.  In June 2002, the Company realigned its International Universities segment to include the non-Spain operations of WSI. Through WSI, Sylvan provides English language instruction using proprietary multi-media technologies.

University Descriptions

The International Universities segment has three full-service universities in Spain, Mexico and Chile, a specialized international business school in France, and hospitality schools (“Hospitality”) with operations in Switzerland and Spain.  International Universities currently enrolls approximately 60,000 full-time students and offers more than 100 degree programs through 25 campuses.  The universities primarily serve 18- to 24-year-old students and offer an education that emphasizes career-oriented fields of study with undergraduate and graduate degrees in a wide range of disciplines, including international business, hotel management, health sciences, information technology and engineering. The Company believes that the universities benefit from strong academic reputations and brand awareness and established operating histories.  Each university also has flexible, non-tenured, teaching-focused faculty and is led by an experienced local management team.

The following table presents information about the universities in the SIU network:

University	Principal Location	Date Founded	Date Acquired	Current Ownership	No. of Campuses	Enrolled Students(1)	Average Annual Tuition(2)	Regulatory Oversight
Universidad Europea de Madrid	Madrid, Spain	1995	1999	78%	1	7,400	$7,500	Madrid Regional Education Authority

Universidad del Valle de Mexico	Mexico City, Mexico	1960	2000	80%	14	36,900	$3,900	Mexican Secretary of Education

Universidad de las Americas	Santiago, Chile	1988	2000	80%	5	12,200	$2,800	Chilean Ministry of Education

École Supérieure du Commerce Extérieur	Paris, France	1968	2001	89%	2	1,100	$5,400	French Ministry of Education

Hospitality – Les Roches and Glion	Bluche, Switzerland Marbella, Spain and Glion, Switzerland	1979 (Les Roches and 1962 (Glion)	2000 (Les Roches and 2002 (Glion)	100%	3	2,800	$14,900	Swiss Government (license, Swiss Hotel Association/ NEASC (accreditation)

(1)	Represents full-time enrollment on the last day of the enrollment period rounded to the nearest hundred.
(2)	Based on 2002 calendar year data in U.S. dollars rounded to the nearest hundred.

The universities provide a broad range of degrees and programs and are well regarded by students, employers and government authorities in their respective markets:

•                  Universidad Europea de Madrid (“UEM”) offers 39 diploma or bachelor’s degree programs or double degree programs and 25 master’s and doctorate degree programs.  The university includes a well-known school of health sciences and schools of architecture, economics, engineering, journalism, law and sports sciences. In 2002, UEM began student exchange programs with the Company’s universities in Mexico and Chile bringing more than 100 students to UEM for study abroad.

•                  Universidad del Valle de Mexico (“UVM”) offers 24 undergraduate and six graduate degree programs in a broad range of fields including accounting, architecture, business administration, education, engineering and law.  The university is the third largest private university in Mexico in number of students and is the largest in number of campuses.  During the 2002 primary enrollment period, UVM increased its new enrollment by 27% compared to the same period last year.

•                  Universidad de las Americas (“UDLA”) offers 26 undergraduate degree programs focused on business administration, education, engineering, law and psychology.  In 2002, this university had the highest number of new enrollments of any private university in Chile increasing its new enrollments by 51% compared to the same period the prior year.

•                  École Supérieure du Commerce Extérieur (“ESCE”) offers a four-year degree program in international commerce and management that features a combination of coursework and internships.  This university was the first university in France to specialize in international trade.  In May 2002, ESCE was ranked 21st out of 200 business schools in France based on initial salary received by their graduates in a supplement to the magazine Le Expansion.

•                  Hospitality (Swiss Hotel Association Hotel Management School Les Roches (“Les Roches”) and Glion Hotel School (“Glion”)) offers globally recognized hospitality and hotel management programs.  Hospitality specialized programs require students to complete at least two internships prior to graduation.  Les Roches was the first English-speaking hotel management school established in Switzerland.  Glion and Les Roches are both accredited by the New England Association of Schools and Colleges (“NEASC”).

Degree Programs and Areas of Study

The universities in the International Universities segment offer more than 100 career-oriented undergraduate and graduate degree programs in a wide range of fields. The time typically required to complete a program varies by degree, with undergraduate degrees requiring on average four to five years and graduate degrees requiring on average two to three years following completion of an undergraduate degree.  The Company’s International Rector oversees the curriculum development and the deployment of programs in our network in cooperation with the deans of the universities.  The Company also encourages its faculty to develop new educational programs and curricula.  The programs are designed to satisfy three constituencies:

•                  Students.  The Company believes that students choose from career-oriented schools based on the type and quality of the educational offering and career placement opportunities.  The Company focuses on providing students with a solid academic foundation and the technical and practical skills necessary to pursue and excel in their careers.

•                  Employers.  The relationship of each of the universities with the business community plays a significant role in the placement of the students and the development of curriculum.  Each of the universities works with prominent members of relevant industries to evaluate and improve existing programs in order to maintain their relevance in the workplace. These employers provide critical input on the latest advancements within each field and the implications of these changes on the curriculum.

•                  Regulating or licensing agencies.  The degree programs of each of the universities have been approved in accordance with applicable law.  For example, the Secretary of Education in Mexico has reviewed all of UVM’s programs and given the university degree-granting authority for those programs.  The Company must generally work with the regulators of these universities to ensure that any new programs will be approved.  In Chile, UDLA has been granted full autonomy by the Ministry of Education. As a result, the Company is free to create new degree programs in Chile without additional regulatory approval. Les Roches and Glion (Hospitality) are licensed in Switzerland and are accredited by the NEASC, one of six accrediting associations in the U.S, and must ensure that their curriculum continues to meet the standards of that association.

The SIU network allows the Company to share high-quality curricula among the universities, broadening students’ educational opportunities.  For example, during 2001 UEM and Les Roches developed a new joint degree program in hospitality business management that is now being offered to students at UEM.  Similarly, during the 2002-2003 academic term, UVM is offering a sports management degree program developed at UEM.  The Company intends to use highly specialized course materials developed at ESCE and Les Roches throughout the SIU network, potentially creating new degree programs at minimal cost.

English Language Instruction – Non-Spain

As of December 31, 2002, the WSI organization included 303 English language centers in 23 countries, primarily in Europe, Asia and the Americas.  Located primarily in the business districts of urban areas, WSI centers are easily accessible to working adults.  Enrollment at each center averages 350 to 400 students per year.

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

WSI’s goal is to enable its students to successfully learn English.  WSI’s method of English language instruction is based on six stages, with a total of 17 levels ranging from beginning to advanced skills, and includes courses for specific purposes, such as business English.  WSI’s courses use a combination of live, personalized instruction, small group classes and interactive computer-based instruction.  Currently, the main product offering is English Online, a proprietary interactive computer-based instruction methodology that is personalized for each student’s needs, timetable and goals.  All of WSI’s courses can be tailored by students to meet their scheduling needs as well as location preferences.  Students can elect to take a course at a center, at home or at work.  WSI’s courses are taught by instructors that speak English as their first language and who have been trained and certified in our comprehensive program. Each student is given assistance and personalized attention and follow-up from a personal tutor.  Each student also has the opportunity to socialize with other students and teachers at the social club at each center.  WSI continually aims to update and innovate its English language courses.  WSI is developing additional courses dedicated to teaching English for other specific purposes, such as tourism, law and medicine.

Franchise Operations

A substantial portion of WSI’s expansion has been accomplished through franchising centers.  Of WSI’s 303 English language centers, 264 are franchised centers (168 in Europe and Asia and 96 in the Americas).  WSI also has 39 company-owned centers, most of which are located in Europe.  After WSI identifies an attractive area for growth, it typically seeks to open centers in that area by selling master franchising rights or developing the territory internally.  The typical master franchising agreement grants a license to develop centers and obtain sub-franchisees in a specified exclusive country or region.  WSI currently offers a master franchising agreement with an initial term ranging from ten to twenty-five years, subject to unlimited additional five to ten year extensions at the master franchisee’s option on the same terms and conditions.  The initial license fee ranges from $0.3 million to $1.5 million, depending on the size and population of the territory.  Under this agreement, the master franchisee pays royalties of 4% of the revenue of its first center and any center in which the master franchisee has an equity interest.  The master franchisee also pays 20% to 25% of all royalties and fees paid to it by all sub-franchisee centers within its territory.  The royalties cover the use of WSI’s brand name, multimedia teaching system, marketing and back-up support.  WSI requires franchisees to use and pay for didactic materials.

The typical sub-franchise agreement grants a license to operate a center and to use WSI’s trademarks within a master franchisee’s specified territory.  The standard sub-franchise agreement extends for an initial term of ten years, subject to unlimited additional ten-year extensions at the sub-franchisee’s option on the same terms and conditions.  The initial license fee ranges from $50,000 to $100,000, depending on the territory.  Under each agreement, the sub-franchisee pays the master franchisee royalties of 7% of revenue of each center.

The Company actively manages its franchise system.   The Company requires master franchisees, sub-franchisees and their employees to attend initial training in center operations and WSI’s English language programs.  Each master franchisee must obtain the Company’s approval prior to opening its first center and any centers in which it has an equity interest and may not alter the standard form of sub-franchise agreement without the Company’s approval.  Master franchisees are also required to submit monthly financial data to the Company so that it can monitor their progress and address any potential issues. Master franchisees are responsible for monitoring sub-franchisees’ compliance with the Company’s methods and standards, including training requirements, correct administration of the multimedia teaching system, staffing and center appearance.  If the Company determines that the training of a sub-franchisee’s employees is inadequate, it may require the sub-franchisee employees to complete training at their own expense.

Tuition and Fees

Tuition varies at each of the universities depending on the curriculum and type of program.  For the full-service universities, average annual tuition ranges from $2,800 to $7,600 for the 2002-2003 academic year.  For the specialized universities, average tuition ranges from $5,400 to $15,500 for the 2002-2003 academic year. Tuition payment options vary by university and range from a lump sum payment at the beginning of the academic year to monthly installment payment plans.  Historically, the Company has been able to increase tuition as educational costs and inflation have risen.  In 2002, the Company implemented average tuition increases of approximately 9%.  The Company intends to continue increasing tuition at each of the universities as market conditions warrant.

Students are generally responsible for room and board fees, transportation expenses and costs related to textbook and supply purchases required for their educational programs.  At some of the universities, the Company offers these services to the student body, which helps to generate incremental revenue.

Students typically self-finance their education or seek non-university sponsored financing programs.  Although none of the countries in which the universities currently operate provides student loan programs similar to those in the U.S., the universities are actively working to develop financing alternatives for students.

Sylvan Ventures

Sylvan Ventures operates with the goal of investing in and developing companies to bring technology solutions to the education and training marketplace.  On June 30, 2000, affiliates of Apollo and certain members of management joined the Company in the formation of Sylvan Ventures, LLC. The total committed funds of $400.0 million are comprised of commitments from the Company for $285.0 million, from Apollo for $100.0 million, and from management investors for $15.0 million.

In accordance with the formation agreement, Sylvan Ventures is owned in the following percentages: Company 72%, Apollo 25% and management investors 3%.  The Company has significant control of the operations of Sylvan Ventures as a result of being the majority shareholder and through representation on the Investment Committee, which reviews and approves individual Sylvan Ventures projects.  The Sylvan Ventures’ Board of Directors is comprised of the same slate of directors as the Company’s Board of Directors.  Apollo has a preferred position with respect to distributions which entitles them to first priority on distributions to the extent of their vested capital.  Following the 2000 fiscal year, losses are allocated first to the Company and management investors to the extent of their capital accounts and then to Apollo.  No losses can be allocated to the membership profit interests.  Profits are only allocated on a pro rata basis after all losses have been recaptured by the respective parties.  In the event of a subsequent profit triggering event, profits will be shared in the following percentages: Company 57%, Apollo 20%, management investors 3% and membership profits interests 20% (when fully allocated).  As of December 31, 2002, only 15.3% of the membership profit interest have been granted.  The Company maintains a majority-ownership position in Sylvan Ventures and accounts for Sylvan Ventures as a consolidated subsidiary with a minority interest balance representing the minority owners’ net investment.

As of December 31, 2002, Sylvan Ventures has investments in Walden, E-Learning, Inc., National Technological University (“NTU”), eSylvan, Inc., Connections Academy, Inc., EdVerify, Inc., Chancery Software Limited, iLearning, Inc., Parthenon Group, Inc., SciQuest, Inc., and Club Mom, Inc.  In 2002, Sylvan Ventures reported significant losses resulting from recording its proportionate share of losses generated by its investees.

On March 10, 2003, the Company committed to a plan to sell certain investments in Sylvan Ventures that are not strategic to its post-secondary education business.   In connection with this, Sylvan acquired the remaining membership interests in Sylvan Ventures not owned by Sylvan or Apollo for consideration of 581,000 shares of Sylvan stock restricted from sale for three years.  Additionally, all membership profit interests in Sylvan Ventures have also been eliminated.  Upon completion of these acquisitions and the sale of the K-12 business units, the Company will own all of the membership interests of Sylvan Ventures LLC. Upon closing, the remaining investments of Sylvan Ventures will include the consolidated investments of 51% ownership interest in Walden and the 100% ownership interest in NTU, which will be managed and reported within the Online Higher Education segment.  All remaining investments with a carrying value of $16.7 million at December 31, 2002 are held for sale to be marketed to a single buyer and are expected to be sold by June 30, 2003 for principally contingent consideration.  The following describes the continuing operations owned by Sylvan Ventures as of December 31, 2002.

Post Secondary Descriptions

Sylvan Ventures has two fully accredited distance learning universities operating domestically - Walden University (“Walden”) and National Technological University (“NTU”).  Walden offers graduate-level degrees in the social and behavioral sciences and related professional fields.  All programs are delivered at a distance with Bachelor’s and Master’s degree level course work fully available online. Ph.D. programs combine online instruction with required residency experiences.  NTU offers distance education Masters degree programs in engineering, information technology, and management.  NTU delivers its courses through three methods including on—line, videotape, and CD-ROM.  Both universities are accredited by the North Central Association of Colleges and Schools (“NCA”).

The following table presents information about the universities owned by Sylvan Ventures:

University	Principal Location	Date Founded	Date Acquired	Current Ownership	Enrolled Students(1) (2)	Average Annual Tuition	Accrediting Body
Walden University	Distance Learning	1970	2002	51%	4,627	$6,780	North Central Association of Colleges and Schools (“NCA”)

NTU	Distance Learning	1984	2002	100%	598	$9,047	North Central Association of Colleges and Schools (“NCA”)

(1)                                  Represents full-time enrollment as of December 31, 2002

(2)                                  Included 2,451 students enrolled through the Canter program.

Degree Programs and Areas of Study

The universities provide a broad range of degrees and programs and are well regarded by students, employers and government authorities in their respective markets:

•                  Walden offers 15 graduate degree programs and two undergraduate degree programs in the disciplines of Education, Heath and Human Services, Management, and Psychology.   In addition, Walden plans to introduce four new degrees in 2003 as it plans to substantially expand its degree and course offerings over the next few years.

•                  NTU offers 15 masters degree programs in the disciplines of engineering, information technology, and management.   NTU has developed a prestigious network of content providers with more than 50 leading universities, including 20 of the top 50 graduate engineering programs.  NTU aggregates the “best in breed” courses from these partners into proprietary NTU degrees, providing unique benefits to the students.  In addition, NTU distributes four programs in which the degree is conferred by the partner university itself rather than by NTU.

Tuition and Fees

Tuition varies at each of the universities depending on the curriculum and type of program.

•                  For Walden, tuition ranges from $220 per credit hour for bachelors degree programs; to between $265 and $380 per credit hour for the masters degree programs; to $3,460 per quarter for certain doctorate degree programs.  Walden students are currently eligible for the Department of Education’s Title IV federal financial aid under the Higher Education Act of 1965. Degree programs typically take 20 months to five years to complete with a total cost ranging from $8,000 to $65,000, depending on the degree.

•                  For NTU, tuition ranges from $700 to $1,276 per credit hour.  Degree programs typically take a student 10 semesters to complete at a total cost of $25,000 to $35,000 depending on the university and program.

Marketing

K-12 Education Services. The Company and its franchisees market SLC’s services to parents of school-aged children at all grade levels and academic abilities.  SLC’s supplemental education utilizes a diagnostic and prescriptive approach to address the specific needs of each and every student.  A portion of Sylvan’s advertising includes commercials, various cable delivered programs and Internet marketing.  Sylvan’s advertising is intended to position it as the leader in supplemental education and emphasizes Sylvan’s personalized lesson plan, individual attention and positive results - the skills to do better in school, the confidence to do better in everything else.  Franchisees form local cooperatives to collectively purchase local television and radio advertising and usually supplement their efforts with local print advertising and direct mail.  The Company also has additional marketing support for specific programs, including Reading, Math, Algebra, Study Skills, SAT/ACT College Prep, and Writing.

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

International Universities. The Company markets its universities through professional broadcast and targeted marketing campaigns.  These campaigns reach prospective students indirectly through media advertising campaigns as well as directly by mail or one-on-one meetings.  During annual enrollment periods, the Company supplements its advertising with local, regional and sometimes national campaigns on television, radio, print and the Internet.  Each university is responsible for implementing its own marketing campaign, although the Company provides a forum for the marketing departments of each of the universities to share best practices.

WSI employs a marketing staff that is primarily located in Barcelona, Spain. This staff is responsible for creating programs to build brand awareness and generating direct customer response to the centers by developing advertising campaigns for various media as well as telemarketing, direct mail and referral programs. The staff works with the marketing staff of the master franchisee in each of the countries in which WSI operates.  WSI and the franchisees typically market their services through the use of radio advertising programs and through locally placed advertising.  Additionally, WSI centers are typically located in highly visible areas near central business areas and public transportation routes. WSI gauges the effectiveness of its promotions and marketing campaigns by monitoring in-bound leads, walk-ins and appointment presentations at each of its centers.

Sylvan Ventures.  Walden University incorporates a diverse marketing mix of activities including online and mail.  Programs are directed towards professionals in the areas of management, psychology, education and health and human services.  National Technological University promotes to engineering and IT professionals through partner cooperation’s and direct selling.

Competition

The Company faces competition in each of its business segments.  That competition focuses on price, educational quality and location in the franchise businesses.  In the Education Solutions and International University businesses, the competition is primarily based on price, educational quality and reputation.

K-12 Education Services.  The Company is aware of only five national competitors in its U.S. based SLC business: Huntington Learning Centers, Kumon Educational Institutes, The Princeton Review, Kaplan Educational Centers and SCORE! Educational Centers.  The Company believes these competitors operate fewer fixed site based centers than Sylvan and they concentrate their services within a smaller geographic area.  In most areas served by SLC, competition also exists from individual private tutors and local learning centers.  State and local education agencies also fund tutoring by individuals, which compete with the Company’s SLC business.  Schülerhilfe’s primary competition consists of Studienkreis, a national provider of tutoring services in Germany as well as individual private tutors.

Given the unique position of public education in the United States, the Company believes that educational reforms implemented directly by school officials will not face the same degree of public resistance that the Company may face. The Company also competes with school reform efforts sponsored by private or not-for-profit organizations and universities and with consultants hired by school districts to provide assistance in the identification of problems and implementation of solutions. The Company is aware of several other entities that currently provide Title I and state-based programs on a contract basis for students attending parochial and private schools.

Online Higher Education.  Canter competes with both public and private universities in the U.S. that provide graduate courses and master degree programs for teachers.  The Company understands the needs of its customers based on Canter’s 25 years of experience in the marketplace.  Additionally, the Company compares favorably to its competitors for customers due to the convenience of its online and video delivery systems.

International Universities. The market for post-secondary education outside the U.S. is highly fragmented and marked by large numbers of local competitors.  The target demographics are primarily 18- to 24-year-olds in each country in which the Company competes, except for its Hospitality schools, which markets to students worldwide.  The Company generally competes with both public and private universities on the basis of price, educational quality, reputation and location.  Public universities tend to be less expensive, if not free, but more selective and less focused on career-oriented degree programs. The Company believes that it compares favorably with competitors because of its focus on quality, career-oriented curriculum and the efficiencies of its network.  At present, the Company believes that no other company has a similar network of international universities.  There are a number of other private and public universities in each of the countries where the Company owns a university.  Because the concept of private, for-profit universities is fairly new in many countries, it is difficult to predict how the market will evolve and how many competitors there will be in the future.  The Company expects competition to increase as the market matures.

The English language instruction industry is highly fragmented, varying significantly among different geographic locations and types of consumers. The Company’s ability to compete depends on its ability to improve existing or create new English language learning products to distinguish WSI from its competitors.  Other providers of English language instruction include individual tutors, small language schools operated by individuals and public institutions, and franchisees or branches of large language instruction companies, some of which operate internationally.  The smaller operations typically offer large group instruction and self-teaching materials for home study, while some larger competitors concentrate on the higher-priced, business-oriented segment of the English language instruction market by offering programs of intensive and individualized instruction.  As the demand for English language skills rises due to the evolution of the information-based global economy, competing English language instruction providers are likely to try to strengthen their positions in the market by expanding their operations, pursuing strategic alliances and acquiring small competitors.  This increasing competition may adversely affect the Company’s ability to grow its English language instruction business and may also adversely affect its profitability.

Sylvan Ventures.  The postsecondary education market in the U.S. is highly fragmented and competitive, with no single institution having a significant market share.  The target demographics are adult working professionals who are over 25 years old. Walden University and NTU compete with traditional public and private non-profit institutions and for-profit schools.  Typically, public institutions charge lower tuition than Walden and NTU because they receive state subsidies, government and foundation grants, tax-deductible contributions and other financial sources not available to Walden and NTU.  However, tuition at private non-profit institutions is typically higher than the average tuition rates charged by Walden and NTU.  Walden and NTU compete with other educational institutions principally based upon the quality of its educational programs and student services.

Government Regulation

Franchise. Various state authorities as well as the Federal Trade Commission (“FTC”) regulate the sales of franchises in the United States. The FTC requires that franchisors make extensive disclosures to prospective franchisees but does not require registration. A number of states require registration and prior approval of the franchise-offering document. In addition, many states have “franchise relationship laws” or “business opportunity laws” that limit the ability of a franchisor to terminate franchise agreements or to withhold consent to the renewal or transfer of these agreements. While the Company’s franchising operations have not been materially adversely affected by such existing regulation, the Company cannot predict the effect of any future legislation or regulation.

Title I. Title I eligible school districts are responsible for implementing Title I and carrying out their educational programs.  Title I regulations, as well as provisions of Title I itself, direct Title I eligible districts to satisfy obligations including involving parents in their children’s education, evaluating and reporting on student progress, providing equitable services and other benefits to eligible non-public school students in the district and other programmatic and fiscal requirements.  In contracting with school districts to provide Title I services, the Company has become, and will continue to be, subject to various Title I requirements and may become responsible to the school district for carrying out specific functions required by law. For example, Sylvan has responsibility for introducing program content adequate to achieve certain educational gains and maintaining the confidentiality of student records. The Company’s failure to adhere to Title I requirements or to carry out regulatory responsibilities undertaken by contract may result in contract termination, financial liability or other sanctions.

International University Regulation and Licensing. In response to the growing demand for post-secondary education, governments in many countries have revised their regulations to permit the establishment of private post-secondary universities.  Each country in which International Universities currently operates has made this shift in regulatory policy.  Typically, each applicable regulatory agency oversees universities, establishes requirements for creation of universities and sets the official qualifications and standards governing university departments and degree programs.  Additionally, these regulatory agencies establish prerequisites that students must satisfy in order to apply.  These policies are designed to ensure that the universities have the resources and capability to provide the student body with a quality education.

Wall Street Institute.  Since WSI does not offer any degree programs, it is not generally required to comply with any special educational regulation in most of the countries in which it operates.  However, WSI typically registers as an educational institution in order to qualify for certain tax exemptions.  Registration may subject WSI to additional regulation and possible restrictions on ownership or movement of funds in some countries.  WSI is also subject to regulation by the applicable labor regulators in each country in which it operates.

Trademarks

The Company has a federal trademark registration for the words “Sylvan”, “Sylvan Learning Center” and “eSylvan” and distinctive logos, along with various other trademarks and service marks and has applications pending for a number of other distinctive phrases. The Company also has obtained foreign registrations of a number of the same trademarks. The Company’s License Agreement grants the franchisee the right to use the Company’s trademarks in connection with operation of the franchisee’s learning center. Additionally, the Company has a federal trademark registration for the words “Wall Street Institute” and distinctive logo (Statue of Liberty), as well as foreign trademark registrations and pending applications for the WSI trademark and logo.

Employees

As of December 31, 2002, the Company had approximately 16,200 employees, 6,800 of whom were classified as full-time and 9,400 of whom were classified as part-time. Most of the Company’s part-time employees are university employees and teachers in school-based programs, Company-owned learning centers and Schülerhilfe centers. The Company’s employees at UEM and UVM are covered by labor agreements.  The UEM agreement has been negotiated by a national union with a committee representing all of the private, for-profit universities in the country.  Substantially all of the faculty at UVM is represented by a union.  The economic provisions of the labor agreement at UVM are scheduled to be revised in 2003.  The agreements govern salaries, benefits and working conditions for all union members at the universities. The Company considers its relationship with these unions and with all of its employees to be good.

Effect of Environmental Laws

The Company believes it is in compliance with all environmental laws, in all material respects. Future compliance with environmental laws is not expected to have a material effect on the business.

Available Information

The Registrant's Internet Address is: www.educate.com.  The Registrant makes available free of charge through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such documents are electronically filed with the SEC.  In addition, the Registrant's earnings conference calls and presentations to securities analysts are web cast live via the Registrant's website.

Item 2. Properties

The Company leases many of its facilities, consisting principally of administrative office space and center site locations.  The Company’s administrative offices consist of four leased facilities in Baltimore, Maryland.

The Company’s segments lease various sites, primarily in North America and Europe.  The K-12 Education Services segment leases space for 139 sites in the United States, 236 Schülerhilfe sites in Germany, 1 site in the United Kingdom, 2 sites in France and 12 regional offices; the Online Higher Education segment leases 1 site in Los Angeles, CA; the International Universities segment leases 12 UVM sites, 4 UDLA sites, 2 ESCE sites, 1 site at Les Roches-Marbella, 3 sites used for the UEM dentistry and podiatry clinics and the new polyclinic under construction, as well as 55 WSI sites around the world.

The Company also owns academic buildings and dormitories on the UEM, Les Roches, Glion, UDLA, and certain UVM campuses.  Certain of the academic buildings and dormitories at UEM, Les Roches, Glion and UDLA are subject to mortgages.  In addition, the Company acquired a mortgaged building occupied by NTU.

Item 3.   Legal Proceedings

At this time the Company is not a party, either as plaintiff or defendant, to any litigation that management believes to be material.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to be voted on by security holders during the fourth quarter ended December 31, 2002.

PART II.

Item 5.  Market for Registrants’ Common Equity and Related Stockholder Matters

The Company’s Common Stock is traded on the NASDAQ National Market. The Company’strading symbol is SLVN.  The high and low trade prices for 2002 and 2001 for the Company’s Common Stock are set out in the following table.  These prices are as reported by NASDAQ, and reflect inter-day price quotations, without retail mark-up, mark down or commission, and may not necessarily represent actual transactions.

2002	High	Low
1st Quarter	$28.36	$21.41
2nd Quarter	$29.15	$19.64
3rd Quarter	$19.93	$11.75
4th Quarter	$18.78	$9.46

2001	High	Low
1st Quarter	$22.56	$13.38
2nd Quarter	$25.58	$15.85
3rd Quarter	$28.99	$20.50
4th Quarter	$27.52	$17.92

No dividends were declared on the Company’s common stock during the years ended December 31, 2002 and 2001, and the Company does not anticipate paying dividends in the foreseeable future.

The number of registered shareholders of record as of March 25, 2003 was 586.

During the year ended December 31, 2002, the Company issued 143,609 shares of its common stock as part of acquisition transactions.  These shares were not registered under the Securities Act of 1933, in reliance upon the exemption contained in Section 4(2) of the Act.

Item 6.  Selected Consolidated Financial Data

The selected consolidated financial data for the years ended December 31, 2002, 2001, 2000, 1999, and 1998 have been derived from Sylvan’s consolidated financial statements.  The financial data should be read in conjunction with the consolidated financial statements and notes thereto.

The Company consummated several significant purchase business combinations in the five-year period ended December 31, 2002. These business combinations affect the comparability of the amounts presented. Additionally, the accompanying financial data has been restated to reflect the net assets of the disposed operations of Aspect, Prometric and PACE as net assets and net liabilities of discontinued operations. The following data should be read in conjunction with Notes 3 and 5 to the consolidated financial statements.

	2002 (1) (2) (3)	2001 (4)	2000 (5) (6) (7)	1999 (8) (9) (10)	1998 (11)
	(in thousands, except per share amounts)
Statements of Operations Data:
Revenues
Core operating segments	$578,380	$484,804	$314,739	$276,333	$178,802
Sylvan Ventures	25,618	479	16	—	—
Total Revenues	603,998	485,283	314,755	276,333	178,802

Cost and expense
Direct costs:
Core operating segments	491,436	413,809	269,061	220,007	134,132
Sylvan Ventures	49,820	15,573	12,948	—	—
General and administrative expense:
Core operating segments	21,318	22,003	20,306	26,855	15,530
Sylvan Ventures	4,804	9,211	5,473	—	—
Transaction costs related to pooling of interests	—	—	—	—	3,245
Restructuring and asset impairment charges	20,244	—	—	3,569	—
Total costs and expense	587,622	460,596	307,788	250,431	152,907

Operating income	16,376	24,687	6,967	25,902	25,895

Other income (expense)
Investment and other income	6,074	9,968	20,386	1,122	3,988
Interest expense	(8,391)	(9,063)	(7,093)	(3,924)	(319)
Sylvan Ventures investment income (losses)	(2,308)	22,131	(11,441)	—	—
Loss on investments	(19,827)	(14,231)	—	(13,370)	—

Equity in net loss of affiliates:
Sylvan Ventures	(5,595)	(52,374)	(21,222)	—	—
Other	131	(501)	(981)	(2,356)	(3,500)

Minority interest in consolidated subsidiaries:
Sylvan Ventures	3,001	3,856	9,133	—	—
Other	(7,826)	(7,599)	(1,674)	(319)	—

Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	(18,365)	(23,126)	(5,925)	7,055	26,024
Income tax benefit (expense)	3,490	5,680	4,308	1,284	(6,624)
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$(14,875)	$(17,446)	$(1,617)	$8,339	$19,440

Income (loss) from continuing operations per share, basic	$(0.37)	$(0.46)	$(0.04)	$0.16	$0.40
Income (loss) from continuing operations per share, diluted	$(0.37)	$(0.46)	$(0.04)	$0.16	$0.38

Balance Sheet Data:
Cash and cash equivalents	$104,685	$102,194	$116,490	$18,995	$29,267
Available-for-sale securities	22,546	60,091	202,077	10,890	6,108
Net working capital	45,331	117,254	165,431	284,311	24,584
Intangible assets and deferred contract costs, net	318,421	300,620	283,441	194,645	116,667
Net assets of discontinued operations	—	—	—	280,287	278,150
Total assets	965,275	909,191	1,016,963	764,625	602,410
Long-term debt, including current portion and other long term liabilities	200,858	148,787	193,306	185,934	62,248
Stockholders’ equity	485,928	545,855	553,263	474,093	488,833

(1)                                  The following material acquisitions were completed during the year ended December 31, 2002.  The Company’s 2002 results of operations include the results of the acquired companies from the effective date of the acquisition through December 31, 2002.

•                  Effective January 1, 2002, the Company acquired substantially all of the net operating assets of three Sylvan Learning Center franchise businesses, comprising 30 centers, for an initial cash payment of $11.1 million and 144,000 shares of Sylvan common stock with a quoted market value of $3.0 million.   The purchase price was

allocated to acquired assets of $15.1 and assumed liabilities of $1.0 million.  The purchase agreement required the Company to pay additional consideration to the sellers in the event that specified levels of operating results were achieved in 2002, 2003, 2004 and 2005. In October 2002, the Company paid $8.1 million in final settlement of all remaining contingent payments.  In connection with the settlement of the contingent purchase price of these Learning Center franchises, the Company entered into an agreement with the sellers, effective August 31, 2002, to repurchase the franchise rights in the United Kingdom and France for net cash of $9.2 million.

•                  On February 1, 2002, Sylvan Ventures exercised its option to acquire an additional 10% ownership of common stock in Walden E-Learning, Inc. (“Walden”) for $8.0 million, increasing its ownership percentage in Walden to 51%.  Prior to the exercise of its option, Sylvan Ventures had acquired a 41% stake in Walden for $32.8 million in February 2001.  The transactions have been accounted for as a step acquisition with a total purchase price of $40.0 million after subtracting previously recorded equity in net losses.   The purchase price was allocated to acquired assets of $57.5 million and assumed liabilities of $17.5 million.

•                  On March 1, 2002, the Company acquired for cash all of the outstanding common stock of Hedleton, B.V., which owns all of the capital stock of Escuela Superior De Alta Gestion De Hotel, S.A. (“Marbella”), a private for-profit university located in Marbella, Spain. The purchase price for the outstanding common stock totaled approximately $6.7 million, including acquisition costs of $0.5 million. The purchase price was allocated to acquired assets of $9.3 and assumed liabilities of $2.6 million.

•                  Effective August 1, 2002, the Company acquired all of the outstanding common stock of the Glion Group, S.A., the parent company of Glion Hotel School, S.A. (“Glion”), a leading hotel management school in Switzerland. The initial cash purchase price totaled approximately $16.9 million, including acquisition costs of $1.4 million.  Additionally, the Company is required to make payments of $2.0 million and $3.4 million on August 30, 2003 and August 30, 2004, respectively.  The purchase agreement includes a provision for a possible reduction in the purchase price of up to $1.5 million based on the working capital of Glion at the acquisition date. The purchase price was allocated to acquired assets of $58.3 and assumed liabilities of $41.4 million.

•                  In November 2002, Sylvan Ventures completed its acquisition of substantially all the assets and certain liabilities of the National Technological University (“NTU”) and Stratys Learning Solutions, Inc. (the holding company of NTU) for cash payments of $7.5 million and a promissory note payable of $7.5 million due in 2007. The purchase price was allocated to acquired assets of $21.4 and assumed liabilities of $6.4 million.

(2)                                  The Company recognized a net realized investment loss of $22.1 million in 2002.  The most significant transactions giving rise to these gains and losses are described below.

•                  The Company recorded a loss of $11.5 million related to its investment in the franchisor of Sylvan Learning Centers in Spain.  This investment write-off was a result of the decline of English Language instruction business in Spain.  During 2002, the saturation of the marketplace caused a collapse of the English language instruction industry in Spain, resulting in the bankruptcy of many of the leading adult English language instruction providers and the Company’s sale of its Wall Street Institute business in Spain.  This collapse also had a negative effect on the Sylvan Learning Centers business in Spain, since a main part of the business is teaching English language to children.

•                  The Company recorded a loss of $7.4 million related to the write-off of its investment in and advances to the Frontline Group.  This investment write-off was a result of challenges facing the corporate training industry in general, and Frontline Group specifically. The Company originally accepted shares of common stock in Frontline Group, in 1999, as consideration for the sale of the PACE business unit.

(3)                                  During 2002, the Company recorded a $3.5 million charge related to the write-off of previously deferred costs of a terminated initial public offering of the International Universities segment and one terminated International Universities acquisition. During 2002, the Company sold the portion of its English Language Instruction segment that is located in Spain (“WSI Spain”).  As a result of the sale, the Company recognized an impairment charge of $20,244.

(4)                                  The Company recognized a net realized investment gain of $7.9 million in 2001. The most significant transactions giving rise to this net gain are described below.

•                  On September 11, 2001 Sylvan Ventures recognized an investment gain of $24.7 million upon the sale of its 42% stake in Classwell Learning Group, Inc. for total cash proceeds of $31.8 million.

•                  On June 15, 2001, Caliber Learning Network, Inc. (“Caliber”) filed for Chapter 11 bankruptcy protection.  The Sylvan Ventures investment in Caliber of $2.9 million was reduced to $0 upon recording its allocable share of losses related to Caliber prior to the bankruptcy proceedings, which is included in equity in net loss of affiliates.  Additionally, the Company recorded a loss on investment of $14.2 million.  This loss consists of bad debt expense for notes receivable from and advances to Caliber of $7.5 million as well as the accrual of a $6.7 million estimated liability relating to the Company’s guarantee of certain non-cancelable Caliber lease obligations and other Caliber related liabilities incurred by the Company.

(5)                                  The following material acquisitions were completed during the year ended December 31, 2000.  The Company’s 2000 results of operations include the results of the acquired companies from the effective date of the acquisition through December 31, 2000.

•                  On May 18, 2000, the Company purchased certain assets and assumed certain liabilities of Ivy West.  The purchase price included cash payments of $7.9 million, common stock and stock of a subsidiary totaling $0.5 million and a promissory note of $1.4 million.  The purchase price was allocated to acquired assets of $10.2 million and assumed liabilities of $0.4 million.

•                  Effective June 30, 2000, the Company acquired for cash the controlling interests in Gesthotel, S.A. which owns and operates Les Roches.   The purchase price totaled $12.3 million and was allocated to acquired assets totaling $32.4 million and assumed liabilities totaling $20.1 million.

•                  Effective November 24, 2000, the Company acquired for cash the controlling interests in Planeacion de Sistemas, S.A. which controls and operates UVM.   The purchase price totaled $49.9 million and was allocated to acquired assets totaling $67.7 million and assumed liabilities totaling $17.8 million. Contingent consideration is also payable to the sellers if specified levels of earnings before interest and taxes are achieved in 2002.  Consideration of $0.5 million based on the attainment of these earnings levels was paid to the sellers and recorded as additional goodwill in 2002.

•                  Effective December 12, 2000, the Company acquired for cash the controlling interests in Desarollo del Conocimiento S.A., a holding company that controls and operates UDLA.   The purchase price totaled $26.0 million, including acquisition costs of $1.7 million,  $13.0 million of which was paid in 2001 after finalization of UDLA’s 2000 operating results.  The purchase price was allocated to acquired assets totaling $34.8 million and assumed liabilities totaling $8.8 million.

(6)                                  On March 3, 2000, the Company sold Prometric for approximately $775.0 million in cash and recorded an estimated gain on the sale of approximately $288.5 million, net of income taxes of approximately $136.8 million.  On October 6, 2000, the Company sold Aspect for approximately $19.8 million in cash and recorded a gain on the sale of approximately $22.4 million including an income tax benefit of approximately $3.0 million.  In 2000, the Company’s consolidated statements of operations were restated to reflect the results of operations for Prometric and Aspect as discontinued operations.  Therefore, the operations of these entities, along with the gain on the sale of these entities, are not presented on this table.

(7)                                  The Company recognized realized investment losses of $11.4 million in 2000.  The most significant transactions giving rise to these losses are described below.

•                  In 2000, Sylvan Ventures incurred a $3.0 million realized loss upon the disposal of its $4.9 million investment in the common stock of ZapMe! Corporation for cash proceeds of $1.9 million.

•                  Sylvan Ventures also recorded realized investment losses of $8.4 million in 2000 based on an assessment that two investments were permanently impaired due to a significant deterioration in operating results and concerns regarding the ability of these companies to successfully implement their business plan.

(8)                                  The following material acquisitions were completed during the year ended December 31, 1999.  The Company’s 1999 results of operations include the results of the acquired companies from the effective date of the acquisition through December 31, 1999.

•                  On April 1, 1999, the Company acquired a controlling interest in UEM for cash of $29.2 million.

•                  The Company acquired 23 WSI franchise businesses for a total purchase price of $65.8 million

(9)                                  During 1999, the Company recognized restructuring costs of $3.6 million related to continuing operations. Additionally, the Company recognized significant non-recurring operating charges related to continuing operations during the fourth quarter of 1999, which totaled $10.0 million, of which $7.0 million is included in direct costs and $3.0 million is included in general and administrative expenses above.  These charges were principally related to asset impairment charges, which resulted from management’s focus on simplification of the business model and a return to the core business strengths.  Losses recorded on disposal of investments in the fourth quarter of 1999 also resulted in $13.4 million of non-recurring charges during the period.  The cumulative effect of these significant, unusual charges was to reduce income from continuing operations before income taxes and cumulative effect of change in accounting principle by $26.9 million during the fourth quarter of 1999.

(10)                            In 1999,  $3.2 million of expenses were recognized related to a pooling-of-interest acquisition such as legal, accounting and advisory fees.

(11)                            The following material acquisitions were completed during the year ended December 31, 1998.  The acquisitions were accounted for as a purchase and the Company’s 1998 results of operations include the results of the acquired companies from the effective date of the acquisition through December 31, 1998.

•                  On January 1, 1998, the Company acquired Canter for an initial purchase price of $25.0 million.  Additional consideration of $48.8 million has been paid upon Canter’s achievement of certain targets. The acquisition was accounted for as a purchase.

•                  Effective October 28, 1998, the Company acquired Schülerhilfe for an initial purchase price of $19.1 million in cash.  Additional consideration of $10.4 million was recorded subsequent to the initial purchase upon the achievement of revenue and collection targets in 1999.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained herein include forward-looking statements.  Forward-looking statements include information about possible or assumed results of operations, business strategies, financing plans, competitive position and potential growth opportunities.  Forward-looking statements include all statements that are not historical facts and are generally accompanied by words such as “may,” “will,” “intend,” “anticipate,” “believe,” “estimate,” “expect,” “should” or similar expressions.  These statements also relate to the Company’s contingent payment obligations relating to acquisitions, future capital requirements, potential acquisitions and the Company’s future development plans and are based on current expectations.  Forward-looking statements involve various risks, uncertainties and assumptions.  The Company’s actual results may differ materially from those expressed in these forward-looking statements.

Future events and actual results could differ materially from those set forth in the forward-looking statements as a result of many factors.  These factors may include, without limitation: the Company’s ability to continue to make acquisitions and to successfully integrate and operate acquired businesses; changes in student enrollment; the development and expansion of the franchise system and the effect of new technology applications in the educational services industry; failure to maintain or renew required regulatory approvals, accreditations or authorizations; the Company’s ability to effectively manage business growth; possible increased competition from other educational service providers; the effect on the business and results of operations of fluctuations in the value of foreign currencies; and the many risks associated with the operation of an increasingly global business, including complex legal structures, foreign currency, legal, tax and economic risks and the risk of changes in the business climates in the markets where the Company operates.  These forward-looking statements are based on estimates, projections, beliefs and assumptions of management and speak only as of the date made and are not guarantees of future performance.

Overview

The Company continued to grow during 2002 through focusing on expanding opportunities in the educational services industry.  The Company increased its activity in the post secondary market with the integration and expansion of universities acquired in 2000, 2001 and 2002.  The International Universities segment continues to operate the largest global network of international universities with full local accreditation through its network of six universities.  Growth in Online Higher Education occurred through increased Canter enrollments and the continued integration with Walden E-Learning, Inc.  The Company’s K-12 Education Services segment also displayed continued strong growth with the expansion of the Learning Centers network and the addition of contracts and services within Education Solutions.  The Company also continued to focus on opportunities created by technology applications in the education and instruction marketplaces through the investments and operations of Sylvan Ventures.

Critical Accounting Policies and Estimates

The Company’s accounting policies are more fully described in Note 2 of Notes to Consolidated Financial Statements.  As disclosed in Note 1 of Notes to Consolidated Financial Statements, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes.  Future events and their effects cannot be determined with absolute certainty.  Therefore, the determination of estimates requires the exercise of judgment.  Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.  The Company believes the following key accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements and are critical to its business operations and the understanding of its results of operations.

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

A portion of the Company’s revenue is derived from fixed-price contracts with school districts, which are accounted for under the proportional performance method. Contract revenue is recognized ratably over the term of the contract and expenses are recognized in an amount equal to the ratio of estimated total expenses to the total contract value.  If the Company does not accurately estimate the resources required, does not manage its contracts properly within the planned periods of time, or does not satisfy its obligations under the contracts, future margins may be negatively impacted or losses on existing contracts may need to be recognized.

Goodwill and Other Intangible Assets.  During each of the years presented, the Company acquired certain businesses accounted for using the purchase method of accounting.  A portion of the purchase prices for these businesses was allocated to identifiable tangible and intangible assets and assumed liabilities based on estimated fair values at the dates of acquisitions.  Any excess purchase price was allocated to goodwill.  This goodwill and other indefinite-lived intangibles are evaluated at least annually for impairment by comparison of the carrying amounts of the respective reporting units to their implied fair value determined by discounting estimated future cash flows expected from the reporting units.

Other intangible assets include acquired student rosters, accreditation, non-competition agreements and curriculum. The assumptions used to calculate the fair value of these identified intangible assets included estimates of future operating results and cash flows, as well as discount rates based on specifically identified risks for each acquisition and assumptions about the weighted average cost of capital for each acquisition.  The assigned useful lives, which range from 4 to 30 years, are based upon estimated matriculation rates and other factors.

If the Company used different assumptions and estimates in the calculation of the fair value of identified intangible assets and the estimation of the related useful lives, the amounts allocated to these assets, as well as the related amortization expense, could have been significantly different than the amounts recorded.

In assessing the recoverability of the Company’s goodwill and other intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets.  If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded.  In 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which required the Company to analyze its goodwill for impairment upon adoption.  As a result, the Company recorded a non-cash charge of $78.6 million, net of income tax benefit of $7.7 million, which is included as a cumulative effect of a change in accounting principle in the consolidated statements of operations.

Investment in Affiliated Companies and Other Investments.  The Company holds minority interests in companies having operations or technology in areas within its strategic focus, some of which are non-publicly traded companies whose value is difficult to determine.  At December 31, 2002 these investments had a carrying value of approximately $21.1 million.  The Company records an investment impairment charge when it believes an investment has experienced a decline in value that is other than temporary.  Adverse changes in market conditions or poor operating results of underlying investments may require management to make subjective judgments about the recoverability of its investments.  Due to the inherent subjectivity of the valuation of minority investments in companies without readily ascertainable fair values, it is reasonably possible that events or circumstances could change in the near term and thereby change management’s estimates of the recoverability of its investments.

Income Taxes.  The Company earns a significant portion of its income from subsidiaries located in countries outside of the United States.  At December 31, 2002, undistributed earnings of foreign subsidiaries totaled approximately $337.3 million.  Deferred tax liabilities have not been recognized for these undistributed earnings because it is management’s intention to reinvest such undistributed earnings outside of the United States.  APB Opinion No. 23, Accounting for Income Taxes – Special Areas, requires that a company evaluate its circumstances to determine whether or not there is sufficient evidence to support the assertion that it has or will reinvest undistributed foreign earnings indefinitely.

The Company’s assertion that earnings from its foreign operations will be permanently reinvested is supported by projected working capital and long-term capital needs in each subsidiary location in which the earnings are generated, as well as similar considerations for domestic operations.  Additionally, the Company believes that it has the ability to permanently reinvest foreign earnings based on a review of projected cash flows from domestic operations, projected working capital and liquidity for both short-term and long-term domestic needs, and the expected availability of debt or equity markets to provide funds for those domestic needs.

If circumstances change and it becomes apparent that some or all of the undistributed earnings of the Company’s foreign subsidiaries will be remitted in the foreseeable future, the Company will be required to recognize deferred tax liabilities on those amounts.  As of December 31, 2002, if all undistributed earnings had been remitted to the United States, the amount of incremental U.S. federal income tax liabilities, net of foreign tax credits, would have been approximately $104.6 million of which $83.4 million relates to discontinued operations.

The Company has generated significant deferred tax assets, primarily as a result of its equity in the net losses of affiliated companies.  The Company records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized.  The primary factor used by the Company to determine the amount of valuation allowance needed to offset deferred tax assets related to these losses is that when realized, these capital losses may be carried back to offset the Company’s substantial prior year capital gains, subject to certain limitations.  The Company also has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the amount of valuation allowance needed.  If the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.  Likewise, should the Company determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made.

Accounts and Notes Receivable.  The Company’s accounts receivable consist primarily of installment payments due from parents and students for tuition at learning centers and universities; related fees that are payable over the course of payment plans of up to nine months; and amounts due from franchisees for franchise fees, franchise royalties and didactic material purchases.  Notes receivable consist primarily of loans to franchisees, which are generally collateralized.  The Company routinely makes estimates of the collectibility of its accounts and notes receivable. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers and franchisees to make required payments.  The Company estimates the amount of the required allowance by reviewing the status of past-due receivables and analyzing historical bad debt trends.  Actual collection experience has not varied significantly from estimates, due primarily to credit policies, collection experience, and a lack of concentration of amount receivable.  If the financial condition of the Company’s customers and franchisees were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Results of Operations

Revenues generated by Sylvan’s five business segments are described as follows: K-12 Education Services primarily earns franchise royalties, franchise sales fees, Company-owned learning center revenues and contract-based revenues from providing supplemental remedial education services to public and non-public schools; Online Higher Education primarily earns revenues from providing teacher training products and distance-learning instructional services; International Universities earns tuition and related fees paid by the students at its universities, in addition to franchise royalties, Company-owned center revenues and franchise sales fees related to WSI operations outside of Spain; English Language Instruction-Spain earned franchise royalties, Company-owned center revenues and franchise sales fees related to the WSI business in Spain prior to the sale of the segment; and Sylvan Ventures primarily earns tuition and related fees from the students of Walden, NTU and eSylvan.

The following table sets forth the percentage relationships of operating revenues and direct costs for each segment, as well as certain income statement line items expressed as a percentage of total revenues for the years ended December 31:

	2002	2001	2000
Revenues:
K-12 Education Services	36%	38%	53%
Online Higher Education	9%	9%	12%
International Universities	50%	49%	27%
English Language Instruction - Spain	1%	4%	8%
Sylvan Ventures	4%	—	—
Total revenues	100%	100%	100%
Direct costs:
K-12 Education Services	29%	31%	43%
Online Higher Education	6%	7%	9%
International Universities	45%	43%	26%
English Language Instruction - Spain	2%	4%	7%
Sylvan Ventures	8%	3%	4%
Total direct costs	90%	88%	89%
General and administrative expenses	3%	5%	7%
Sylvan Ventures operating costs	1%	2%	2%
Costs related to pooling of interests and restructuring costs	3%	—	—%
Operating income	3%	5%	2%
Other non-operating income (loss)	(2)%	(1)%	7%
Interest expense	(2)%	(2)%	(2)%
Sylvan Ventures investment income (losses)	—	5%	(4)%
Equity in loss of affiliates	(1)%	(11)%	(7)%
Minority interest	(1)%	(1)%	2
Loss from continuing operations before taxes	(3)%	(5)%	(2)%
Tax benefit	1%	1%	1%
Loss from continuing operations	(2)%	(4)%	(1)%

Comparison of results for the year ended December 31, 2002 to results for the year ended December 31, 2001.

Revenues.  Total revenues increased by $118.7 million, or 24%, to $604.0 million for the year ended December 31, 2002 (the “2002 fiscal year”) from $485.3 million for the year ended December 31, 2001 (the “2001 fiscal year”).  This revenue increase was primarily driven by increases in tuition and enrollment at universities in the International Universities segment, as well as acquisitions of learning centers and same center revenue growth in the K-12 Education Services segment.

K-12 Education Services revenue increased by $30.8 million, or 17%, to $215.3 million for the 2002 fiscal year compared to the 2001 fiscal year.  Franchise royalties increased by $4.1 million, or 17%, as a result of a net increase of 53 new franchised centers opened in 2002 and a 17% increase in same center revenue.  Same center revenue growth was driven by the success of national advertising programs, favorable third party financing alternatives and increased length of stay.  Revenues from Company-owned learning centers increased $26.5 million, or 48%, to $81.7 million during the 2002 fiscal year.  Same center revenues increased 13%, or $7.3 million, with the remaining revenue increase of $19.2 million generated from 36 Company-owned centers acquired from franchise owners and 2 new centers opened in the 2002 fiscal year. International revenues, primarily Schülerhilfe, increased by $2.3 million, or 15%, in the 2002 fiscal year compared to the 2001 fiscal year.  Contract-based revenues decreased by $2.1 million, or 3%, to $67.9 million in the 2002 fiscal year compared to the 2001 fiscal year due to a lower number of public school contracts.  Operating revenue for K-12 Education Services represents 36% of total revenues of the Company for the 2002 fiscal year.

Online Higher Education revenue increased by $8.1 million, or 18%, to $52.4 million for the 2002 fiscal year compared to the 2001 fiscal year.  Canter teacher-training revenue increased by $9.2 million, or 22%, to $51.5 million during the 2002 fiscal year compared to the 2001 fiscal year.  Canter’s revenue increase was due to greater demand for its programs, particularly the distance learning masters programs, which saw enrollments for the Spring 2003 semester increase by 17% to 12,800 students.  Sylvan Teacher Institute revenue decreased by $1.1 million, or 54%, to $0.9 million in the 2002 fiscal year compared to the 2001 fiscal year.  The decrease was due to the planned decrease in professional development workshops performed in the 2002 fiscal year compared to the 2001 fiscal year.  Operating revenue for Online Higher Education represents 9% of total revenues of the Company for the 2002 fiscal year.

International Universities revenue for the 2002 fiscal year period increased by $67.1 million, or 28%, to $303.7 million compared to the 2001 fiscal year. This increase is primarily due to an increase in enrollments at UDLA, UVM, Les Roches and UEM. Additionally, revenue increased by $18.0 million due to the full year effect of the acquisition of the controlling interest in ESCE, which occurred in the fourth quarter of 2001 and the acquisitions of controlling interests in Marbella and Glion, which occurred in the first and third quarters of 2002, respectively. Non-Spain WSI revenues increased $6.0 million, primarily due to the full year effect of the acquisition of centers in Portugal in the third quarter of 2001 as well as an increase in revenues in Italy and Germany. Operating revenue for International Universities represents 50% of total revenues of the Company for the 2002 fiscal year.

English Language Instruction-Spain revenue decreased by $12.4 million, or 64%, to $7.0 million for the 2002 fiscal year compared to the 2001 fiscal year.  This revenue decrease is primarily due to the impact of the sale of this business on July 1, 2002.  Additional operational factors in the period of Sylvan ownership reflected the result of lower tuition revenues in existing Company-owned centers, as well as decreased royalties and didactic material sales to franchises due to oversaturation by English language instruction providers in Spain.  Additionally, as of July 1, 2002, the Company no longer generates revenues from this segment as the Company sold its English Language Instruction business in Spain.  Operating revenue for English Language Instruction-Spain represents 1% of total revenues of the Company for the 2002 fiscal year.

Sylvan Ventures revenue increased to $25.6 million for the 2002 fiscal year from $0.5 million in the 2001 fiscal year.  Revenues in the 2002 fiscal year were generated from Walden ($20.4 million), NTU ($1.8 million), eSylvan ($2.7 million), and Connections Academy ($0.7 million). In comparison, the 2001 fiscal year revenues were generated solely by eSylvan.  Walden’s revenues represent 11 months of activity as Sylvan Ventures increased its equity interest in Walden to a majority stake in February 2002.  Prior to February 2002, Walden was accounted for under the equity method.  NTU’s revenues represent two months of revenues as the NTU purchase closed in November 2002.  Operating revenues for Sylvan Ventures represents 4% of total revenues of the Company for the 2002 fiscal year.

Direct Costs.   Total direct costs of revenues increased $111.9 million, or 26%, to $541.3 million for the 2002 fiscal year from $429.4 million for the 2001 fiscal year.  Excluding the impact of goodwill amortization in the 2001 fiscal year of $11.8 million, direct costs increased $123.6 million, or 30%, for the 2002 fiscal year.  Direct costs as a percentage of total revenues increased to 90% in the 2002 fiscal year from 88% in the 2001 fiscal year. Excluding the impact of goodwill amortization, direct costs as a percentage of revenues were 86% in the 2001 fiscal year.

K-12 Education Services expenses increased $24.0 million to $173.1 million, or 80% of K-12 Education Services revenue for the 2002 fiscal year, compared to $149.1 million, or 81% of K-12 Education Services revenue for the 2001 fiscal year. Approximately $20.6 million of the 2002 fiscal year increase related to expenses incurred in Company-owned learning centers due to the acquisition of 36 franchised learning centers, the opening of 2 new centers and costs associated with higher revenues at existing Company-owned centers. International expenses, primarily related to Schülerhilfe, increased by $2.4 million.   Additionally, there was a $3.8 million increase in franchise services support costs in the 2002 fiscal year as a result of growth in franchised centers from the 2001 fiscal year, costs related to Ivy Prep and increased costs related to international development. These expense increases were partially offset by a decrease in contract-based expenses of $1.6 million in the 2002 fiscal year compared to the 2001 fiscal year, primarily due to improved cost controls on existing business and a lower number of public school contracts.

Online Higher Education expenses increased by $2.8 million to $38.0 million, or 72% of Online Higher Education revenue for the 2002 fiscal year, compared to $35.2 million, or 79% of Online Higher Education revenue for the 2001 fiscal year.  The decrease in expenses as a percentage of revenue for the 2002 year was primarily due to the adoption of Statement No. 142 in 2002, which discontinued the amortization of goodwill.  The amortization of goodwill related to the Canter acquisition was $3.1 million in the 2001 fiscal year, or 7% of Online Higher Education revenue for the 2001 fiscal year.  This decrease in expenses as a percentage of revenue was partially offset by an increase in expenses as a percentage of revenue due to the inclusion of operating results of OnlineLearning.net, Inc. in the 2002 fiscal year.  The acquisition of OnlineLearning.net, Inc., effective July 1, 2001, resulted in lower margin revenue in the fiscal 2002 year.

International Universities expenses increased by $59.4 million to $271.0 million, or 89% of International Universities revenue for the 2002 fiscal year, compared to $211.6 million, or 89% of International Universities revenue for the 2001 fiscal year. The increase in expenses reflects i) higher expenses, particularly labor and marketing expenses given the higher volume of enrollments and operating activities at the universities compared to the 2001 fiscal year, ii) the full year effect of the acquisition of the controlling interest in ESCE, which occurred in the fourth quarter of 2001 and the acquisitions of controlling interests in Marbella and Glion, which occurred in the first and third quarters of 2002, respectively, and iii) an increase in overhead costs, including staffing expenses, as a result of the increase in the university business. Included in the fiscal 2002 expenses was the write-off of $3.5 million of deferred costs related to the terminated initial public offering of the International Universities segment and one terminated International Universities acquisition. Excluding these charges, International Universities expenses represented 88% of International Universities revenues for the 2002 fiscal year. The decrease in expenses as a percentage of revenue is primarily due to operating efficiencies achieved throughout the International Universities segment, particularly at UDLA, UEM and UVM.

English Language Instruction-Spain expenses increased by $11.7 million to $29.6 million for the 2002 fiscal year compared to $17.8 million for the 2001 fiscal year due to the sale of WSI Spain, effective July 1, 2002, to the former management team and the original founder of WSI.

Sylvan Ventures operating expenses increased to $49.8 million in the 2002 fiscal year from $15.6 million in the 2001 fiscal year primarily as a result of the consolidation of Walden, NTU, Connections Academy, and EdVerify direct costs for the 2002 fiscal year.  Operating expenses in the 2002 fiscal year are comprised of the expenses of the consolidated investments in Walden of $25.0 million, NTU of $2.8 million, eSylvan of $14.9 million, Connections Academy of $5.0 million, and EdVerify of $2.1 million.  In comparison, 2001 fiscal year operating expenses incurred by eSylvan and Connections Academy were $13.7 million and $1.9 million, respectively.  Prior to February 2002 and June 2002, respectively, Walden and EdVerify were accounted for under the equity method.  NTU was purchased in November 2002. eSylvan’s direct costs increased by $1.2 million in comparison to the 2001 fiscal year due to increased costs related to the national roll-out of its online service in 2002.  Connections Academy direct costs increased due to a full year of operations and the commencement of its student programs in September 2002.

Other Expenses.  Core operating segment general and administrative expenses decreased by $0.7 million in the 2002 fiscal year compared to the 2001 fiscal year. The decrease was primarily due to increased leveraging of centralized costs and effective cost control efforts.  Core operating segment general and administrative expenses decreased to 4% of core operating segment revenues in the 2002 fiscal year, compared to 5% of revenues in the 2001 fiscal year, due to strong revenue expansion combined with cost controls.

Sylvan Ventures management costs decreased by $4.4 million to $4.8 million for the 2002 fiscal year compared to $9.2 million for the 2001 fiscal year. The decrease was due to significant reduction in labor, travel and consulting costs associated with the research, evaluation and acquisition of new investment opportunities as management shifted its focus towards managing and reinvesting solely in its current investment portfolio.

English Language Instruction – Spain - Loss on assets sold of $20.2 million represents the impairment of assets related to WSI Spain due to the Company’s decision to dispose of the business unit, and the lack of material consideration received upon sale.  The asset write-offs included franchise receivables, fixed assets and working capital amounts that the Company transferred to the buyer effective July 1, 2002.

Sylvan Ventures equity in net losses of affiliates decreased to $5.6 million for the 2002 fiscal year from $52.4 million for the 2001 fiscal year. These losses relate to Sylvan Ventures’ share of operating losses generated by the early stage enterprises in the investment portfolio not under Sylvan Ventures’ control.  This decrease was primarily due to Sylvan Ventures change in strategy to focus on managing its current investments while not investing in new early stage enterprises, as well as the consolidation of Walden and EdVerify. The reduction in the number of early stage enterprises and the decision of certain portfolio companies to cease operations slowed the losses absorbed by Sylvan Ventures, as these companies initially generate significant losses.  Additionally, a number of the enterprises in which Sylvan Ventures invested throughout 2000 and 2001 have matured, and thus are generating reduced losses relative to their earlier stages in the 2001 fiscal year.  The adoption of Statement No. 142 also resulted in Sylvan Ventures no longer amortizing goodwill associated with equity method investments.  The amortization of goodwill related to the Sylvan Ventures equity investments in the 2001 fiscal year was $8.9 million.

Sylvan Ventures incurred an investment loss on portfolio investments of $2.3 million in the 2002 fiscal year compared to investment income of $22.1 million in the 2001 fiscal year.  The gain in fiscal year 2001 of $24.7 million was generated by the sale of the Classwell investment in September 2001.  Minority interests’ share of Sylvan Ventures losses totaled $3.0 million and $3.9 million for the 2002 and 2001 fiscal years, respectively.

Investment losses totaled $19.8 million in the 2002 fiscal year compared to $14.2 million in the 2001 fiscal year.  The 2002 fiscal year loss included a $11.5 million loss related to write-off of the Company’s investment in the franchisor of Sylvan Learning Centers in Spain.  This investment write-off was a result of the decline of English Language instruction business in Spain.  During 2002, the saturation of the marketplace caused a collapse of the English language instruction in Spain resulting in the bankruptcy of many of the leading adult English language instruction providers and the Company’s sale of the Wall Street Institute business in Spain.  This collapse also had a negative effect on Sylvan Learning Centers in Spain, since a main part of the business is teaching English language to children.  $7.4 million related to the write-off of the Company’s investment in and advances to the Frontline Group.  This investment write-off was a result of challenges facing the corporate training industry in general, and Frontline Group specifically. The Company originally accepted shares of common stock in Frontline Group, in 1999, as consideration for the sale of the PACE business unit.

The 2001 loss on investment was related to the Company’s investment in Caliber Learning Network, Inc. (“Caliber”).  Caliber filed for Chapter 11 bankruptcy protection on June 15, 2001. The Sylvan Ventures investment in Caliber of $2.9 million was reduced to $0 upon recording its allocable share of losses related to Caliber prior to the bankruptcy proceedings, which is included in Sylvan Ventures’ equity in net loss of affiliates.  Additionally, the Company recorded a loss on investment of $14.2 million in the 2001 fiscal year, consisting of bad debt expense for uncollected notes receivable and advances to Caliber of $7.5 million, as well as the accrual of a $6.7 million estimated liability relating to the Company’s guarantee of certain non-cancelable Caliber lease obligations and other Caliber related liabilities incurred by the Company.  The Company recorded an additional $0.7 million of liabilities related to Caliber lease guarantees in the 2002 fiscal year.

Other non-operating items decreased by $2.8 million for the 2002 fiscal year compared to the 2001 fiscal year.  This decrease was attributable in part to a decrease in interest income of $3.9 million resulting from lower investment balances and a reduced interest rate environment, partially offset by a decrease in interest expense of $0.7 million and a decrease in equity in net loss of affiliates of $0.6 million.

Income Taxes.  The Company’s effective income tax rate before Sylvan Ventures net losses was 30% and 34% for the 2002 and 2001 fiscal years, respectively.  The effective income tax rate before Sylvan Ventures has decreased from the 2001 fiscal year due to the tax benefits associated with the loss recorded in connection with the sale of WSI Spain.  This reported effective income tax rate differs from the U.S. federal statutory tax rate due to the impact of state income taxes, minority interests and foreign income taxed at lower rates.

Cumulative Effect of Change in Accounting Principle.   As a result of adopting Statement No. 142 as of January 1, 2002 and performing the required transitional impairment tests, the Company recorded a non-cash charge of $78.6 million, net of income tax benefit of $7.7 million, which is included in cumulative effect of change in accounting principle in the consolidated statements of operations.  The impairment charge relates solely to the English Language Instruction business and consists principally of the write-down of goodwill related to WSI Spain, and WSI Italy and WSI Brazil.

Comparison of results for the year ended December 31, 2001 to results for the year ended December 31, 2000.

Revenues.  Total revenues from continuing operations increased by $170.5 million, or 54% to $485.3 million for the year ended December 31, 2001 (“2001 fiscal year”) from $314.8 million for the year ended December 31, 2000 (“2000 fiscal year”).  Included in total revenues for the 2001 fiscal year were $150.9 million of revenues from Les Roches, UVM and UDLA, which were acquired in the third and fourth quarters of 2000.  Total revenues increased 12% excluding the increase due to the Les Roches, UVM and UDLA acquisitions.  This revenue increase was primarily driven by growth in the Online Higher Education segment and acquisitions of learning centers in the K-12 Education Services segment and English Language Instruction segment.

K-12 Education Services revenue increased by $17.2 million, or 10%, to $184.6 million for the 2001 fiscal year compared to the 2000 fiscal year.  Franchise royalties increased by $2.4 million, or 12% as a result of the net increase of 43 franchised centers opened in 2001 and a 9% increase in same center revenue.  Revenues for Ivy West, an SAT preparation company that was acquired in May 2000, increased by $4.0 million as the 2001 fiscal year includes a full year of revenues. Product sales and other franchise service revenues increased $0.6 million for the 2001 fiscal year as compared to the 2000 fiscal year.  Revenues from Company-owned learning centers increased $7.5 million, or 16% to $55.2 million during the 2001 fiscal year.  Same center revenues increased 7% or $3.3 million, with the remaining revenue increase of $4.2 million generated from eight new Company-owned centers opened or acquired from franchise owners in the 2001 fiscal year. International revenues, primarily Schülerhilfe, increased by $1.1 million, or 8%, to $15.4 million in the 2001 fiscal year. Contract-based revenue increased by $1.7 million, or 2%, to $70.0 million in the 2001 fiscal year compared to the 2000 fiscal year due to new contracts started after the 2000 fiscal year.  Operating revenue for K-12 Education Services represents 38% of total revenues of the Company for the 2001 fiscal year.

Online Higher Education revenue increased by $7.5 million, or 20%, to $44.3 million for the 2001 fiscal year compared to the 2000 fiscal year.  Canter product license and service revenue increased $7.5 million, or 22%, to $42.2 million in the 2001 fiscal year from $34.7 million in the 2000 fiscal year.  The Canter revenue increase is due to the increased demand for the distance learning masters programs offered by Canter’s university customers.  Sylvan Teacher Institute revenue remained constant at $2.1 million for both the 2001 and the 2000 fiscal year. Operating revenue for Online Higher Education represents 9% of total revenues of the Company for the 2001 fiscal year.

International Universities revenue increased by $151.2 million, or 177%, to $236.6 million for the 2001 fiscal year compared to the 2000 fiscal year.  Of this increase, $135.1 million was due to the full year effect of acquisitions of controlling interests of Les Roches, UVM and UDLA, which occurred in the third and fourth quarters of 2000 and the acquisition of the controlling interest in ESCE, which occurred in the fourth quarter of 2001.  Revenue at UEM increased $4.2 million, or 10%, to $48.4 million for the 2001 fiscal year compared to the 2000 fiscal year primarily due to increased enrollment, new program offerings and tuition increases.  Non-Spain WSI revenues increased $11.9 million, primarily due to the acquisition of centers in Italy, Portugal, Argentina and Brazil.  Operating revenue for International Universities represents 49% of total revenues of the Company for the 2001 fiscal year.

English Language Instruction-Spain revenue decreased by $5.9 million, or 23%, to $19.4 million for the 2001 fiscal year compared to the 2000 fiscal year.  The decrease was primarily attributable to lower franchise sales and maturation of the market in Spain.  Operating revenue for English Language Instruction-Spain represents 4% of total revenues of the Company for the 2001 fiscal year.

Sylvan Ventures revenue increased to $0.5 million for the 2001 fiscal year from $0.0 million in the 2000 fiscal year.  Revenues in the 2001 fiscal year were generated from eSylvan operating in limited test markets.  Operating revenues for Sylvan Ventures represented less than 1% of total revenues of the Company for the 2001 fiscal year.

Direct Costs.   Total direct costs of revenues increased by $147.4 million, or 52%, to $429.4 million for the 2001 fiscal year from $282.0 million for the 2000 fiscal year.  Included in direct costs in the 2001 fiscal year were $126.6 million of costs of Les Roches, UVM and UDLA, which were acquired in the third and fourth quarters of 2000.  Total direct costs increased $34.0 million, or 13%, excluding the costs related to Les Roches, UVM and UDLA.  Direct costs as a percentage of total revenues decreased to 88% in the 2001 fiscal year from 90% in the 2000 fiscal year.

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

International Universities expenses increased by $128.5 million to $211.6 million, or 89% of International Universities revenue for the 2001 fiscal year, compared to $83.1 million, or 97% of International Universities revenue for the 2000 fiscal year.  Expenses increased $114.2 million due to the full year effect of acquisitions of controlling interests of Les Roches, UVM and UDLA, which occurred in the third and fourth quarters of 2000 and the acquisition of the controlling interest in ESCE, which occurred in the fourth quarter of 2001.  Non-Spain WSI expenses increased $10.4 million primarily due to the acquisition of centers in Italy, Portugal, Argentina and Brazil.  The decrease in expenses as a percentage of revenue for the 2001 fiscal year was primarily due to improved operating margin performance at UEM, higher margins at Les Roches and UDLA, strong operating performance at UVM and management’s efforts to control divisional overhead costs while expanding the university network.

English Language Instruction-Spain expenses decreased by $2.3 million to $17.8 million, or 92% of English Language Instruction-Spain revenue for the 2001 fiscal year, compared to $20.1 million, or 80% of English Language Instruction-Spain revenue in the 2000 fiscal year.  The decrease in operating expenses was primarily attributable to lower margin sales related to the maturation of the market in Spain.

Sylvan Ventures operating expenses increased to $15.6 million in the 2001 fiscal year from $12.9 million in the 2000 fiscal year.  Operating expenses for fiscal year 2001 are comprised of the expenses of the revenue generating consolidated investment in eSylvan of $13.7 million and Connections Academy of $1.9 million.  Fiscal year 2000 operating expenses comprised solely of eSylvan development costs.  eSylvan’s direct costs increased by $0.8 million in comparison to the 2000 fiscal year due to expansion of services and operations in limited test markets.

Other Expenses.  Core operating segment general and administrative expenses increased by $1.7 million in the 2001 fiscal year compared to the 2000 fiscal year.  During the 2000 fiscal year, the Company continued to provide certain general and administrative services to Prometric and Aspect after the sale of these companies for a short transition period.  The increase in core operating segment general and administrative expenses was due to the decrease in the reimbursement of these administrative costs in 2001 and the additional costs of overseeing the international expansion of the Company.  Core operating segment general and administrative expenses as a percentage of revenues decreased to 5% in the 2001 fiscal year from 6% in the 2000 fiscal year due to cost controls and the strong revenue expansion in the 2001 fiscal year.

Sylvan Ventures management costs increased to $9.2 million for the 2001 fiscal year compared to $5.5 million for the 2000 fiscal year. This increase was primarily due to a full year of management operations in the 2001 fiscal year versus one half a year in 2000.

Sylvan Ventures’ equity in net losses of affiliates increased by $31.2 million to $52.4 million for the 2001 fiscal year, compared to $21.2 million for the 2000 fiscal year.  This increase was the result of a full year of operations from a greater number of portfolio companies in the 2001 fiscal year as compared to the 2000 fiscal year.  These losses relate to Sylvan Ventures’ share of operating losses generated by the early stage enterprises in the investment portfolio and the amortization of the difference between the initial carrying amount of equity method investments and the underlying equity in net assets of these investments at the time of purchase.

Sylvan Ventures’ fiscal year 2001 investment income of $22.1 million consisted of the $24.7 million gain on the sale of its Classwell investment, partially offset by impairment charges related to portfolio investments.  For fiscal year 2000 the investment loss of $11.4 million consisted of realized losses pertaining to OnlineLearning.net, Inc. of $6.9 million, Zapme! Corporation of $3.0 million and Kawama, Inc. of $1.5 million

The loss on investment was prompted by Caliber Learning Network, Inc.’s (“Caliber”) filing for Chapter 11 bankruptcy protection on June 15, 2001. The Sylvan Ventures investment in Caliber of $2.9 million was reduced to $0 upon recording its allocable share of losses related to Caliber prior to the bankruptcy proceedings, which is included in Sylvan Ventures’ equity in net loss of affiliates.  Additionally, the Company recorded a loss on investment of $14.2 million in the 2001 fiscal year.  This charge consists of bad debt expense for notes receivable and advances to Caliber of $7.5 million, as well as the accrual of a $6.7 million estimated liability relating to the Company’s guarantee of certain non-cancelable Caliber lease obligations and other Caliber related liabilities incurred by the Company.  Due to the uncertainties surrounding the bankruptcy proceedings and the ultimate settlement of Caliber’s lease and other liabilities, it is possible that the Company’s loss estimate may change prior to finalization.

Other non-operating items decreased by $17.8 million for the 2001 fiscal year compared to the 2000 fiscal year. This net decrease was primarily attributable to a decrease in interest income of $12.6 million, an increase in interest expense of $2.0 million and an increase in minority interest allocations of $5.9 million, partially offset by a $2.2 million decrease in foreign currency exchange loss.  The increased minority interest allocations were generated from strong operating performance of the universities in which the International Universities segment maintains a controlling interest.  The decrease in the exchange loss was due to a loss of $3.1 million incurred in the 2000 fiscal year on the settlement of a forward exchange contract acquired to protect against fluctuations in local currency prior to the UVM acquisition.

Income Taxes.  The Company’s effective income tax rate prior to Sylvan Ventures was 34% for both the 2001 and 2000 fiscal years.  This reported effective income tax rate differs from the U.S. federal statutory tax rate due to the impact of state income taxes, minority interests and foreign income taxed at lower rates.

Liquidity and Capital Resources

Condensed Statement of Cash Flows

Year Ended December 31, 2002

	Core Operating Segments	Sylvan Ventures	Consolidated
Operating activities
Net loss	$(62,986)	$(32,957)	$(95,943)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Cumulative pre-tax effect of change in accounting principle	86,334	—	86,334
Depreciation and amortization	28,152	2,886	31,037
Loss on investments	19,827	2,308	22,135
Loss on assets sold	20,244	—	20,244
Other non-cash items	4,772	(1,810)	2,963
Changes in working capital	6,759	7,596	14,355
Net cash provided by (used in) operating activities	103,102	(21,977)	81,125

Investing activities
Purchases of property and equipment	(68,071)	(1,684)	(69,755)
Change in investments in affiliates and other investments	1,163	(5,280)	(4,117)
Cash paid for acquired businesses, net of cash received	(51,978)	(4,229)	(56,207)
Other investing activities, net	22,217	10,354	32,571
Net cash used in investing activities	(96,669)	(839)	(97,508)

Financing activities
Net cash received from minority members of Sylvan Ventures	—	3,425	3,425
Intercompany funding	(43,665)	43,665	—
Other financing activities, net	20,487	(2,115)	18,372
Net cash provided by (used in) financing activities	(23,178)	44,975	21,797

Effect of exchange rate changes on cash	(2,923)	—	(2,923)
Net increase (decrease) in cash and cash equivalents	(19,668)	22,159	2,491

Cash and cash equivalents at beginning of year	101,876	318	102,194
Cash and cash equivalents at end of year	$82,208	$22,477	$104,685

During 2002, cash provided by operations was $81.1 million, net of cash used by operations of Sylvan Ventures of $22.0 million.  This compares to cash used in operations of $45.4 million in the 2001 fiscal year, of which $30.5 million was used by Sylvan Ventures.  The reported net loss of $95.9 million included significant non-cash elements such as cumulative effect of change in accounting principle of $86.3 million, equity in loss of affiliates, primarily due to Sylvan Ventures, of $5.5 million, depreciation and amortization charges of $31.0 million, net loss on sale of investments of $22.1 million ($19.8 million – Core Operating Segments; $2.3 million – Sylvan Ventures) and minority interest of $4.8 million ($7.8 million – Core Operating Segments; $(3.0) million – Sylvan Ventures).  Working capital increased liquidity by $14.4 million, including $7.6 million contributed by Sylvan Ventures during the 2002 fiscal year.  The working capital increase consisted primarily of increases in accounts payable and deferred revenue.

Cash used by investing activities was $97.5 million in the 2002 fiscal year, including cash used by Sylvan Ventures of $0.8 million.  This compares to cash provided by investing activities of $0.5 million, net of cash used by Sylvan Ventures of $29.3 million in the 2001 fiscal year. The 2002 investment activity was primarily the result of net proceeds from the sale of available-for-sale securities of $37.3 million offset by cash paid related to acquisitions of $56.2 million, purchases of property, plant and equipment of $69.8 million, increases in investments of $4.1 million and expenditures for deferred contract costs and increases in other long-term assets of $4.7 million.  The investing proceeds received in the 2001 fiscal year related primarily to net proceeds from the sale of available-for-sale securities of $142.7 million, partially offset by cash paid related to acquisitions of $60.5 million, increases in investments related primarily to Sylvan Ventures of $19.1 million,   purchases of property, plant and equipment of $55.8 million and expenditures for deferred contract costs of $3.6 million. At December 31, 2002, the Company has accrued obligations payable in cash of $18.3 million related to contingent consideration for certain prior acquisitions, of which $8.8 million is expected to be paid in 2003.

Cash provided by financing activities was $21.8 million in the 2002 fiscal year, including $1.3 million of cash provided by financing activities related to Sylvan Ventures, excluding intercompany funding.  The 2002 financing activity related primarily to net capital contributions from the minority interest members of Sylvan Ventures of $3.4 million, proceeds from the exercise of options of $14.7 million and decreases in other long-term liabilities of $2.0 million.  Cash provided by financing activities was $30.7 million in the 2001 fiscal year, including $23.2 million of cash provided by Sylvan Ventures. The 2001 fiscal year investing activity related primarily to capital contributions from the minority interest members of Sylvan Ventures of $23.2 million and proceeds from the exercise of options of $16.9 million, partially offset by net repayment of debt of $11.1 million.

The Company’s Board of Directors has approved a stock repurchase program under which the Company, from time to time and at management’s discretion, may purchase up to an aggregate of 3.5 million shares of the Company’s common stock on the open market.

The Company anticipates that cash flow from operations, available cash and existing credit facilities will be sufficient to meet its operating requirements, including expansion of its existing business, funding International University acquisitions, payment of contingent consideration and funding of Sylvan Ventures investments and operating costs. Sylvan Ventures has outstanding commitments to provide additional funding of approximately $12.6 million to certain portfolio companies. The Company continues to examine opportunities in the educational services industry for potential synergistic acquisitions.  Costs incurred in connection with potential acquisitions and greenfield projects, $0.7 million at December 31, 2002, are capitalized.  These costs become part of the purchase price when the acquisition is completed or are expensed when the potential acquisition is determined to not be viable.

Contingent Matters

The following tables reflect the Company’s contractual obligations and other commercial commitments as of December 31, 2002 (amounts in thousands):

	Payments Due by Period
Contractual Obligations	Total	2003	2004-2005	2006-2007	2008 and after
Long-Term Debt	$165,420	$11,365	$14,107	$6,764	$133,184
Operating Leases	200,348	31,985	57,332	44,372	66,659
Other Long-Term Obligations	18,340	8,802	2,038	7,500	—
Total Contractual Cash Obligations	$384,108	$52,152	$73,477	$58,636	$199,843

		Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amounts Committed	2003	2004-2005	2006-2007	2008 and after
Lines of Credit	$100,000	$100,000	$—	$—	$—
Guarantees	2,396	912	1,484	—	—
Standby Letters of Credit	1,258	—	1,258	—	—
Total Commercial Commitments	$103,654	$100,912	$2,742	$—	$—

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

Variable amounts of contingent consideration are payable to the seller of UDLA in 2006 and 2007 if specified levels of earnings are achieved in 2004, 2005 and 2006.  The Company is in negotiations with the seller of Les Roches to determine the amount of contingent consideration, if any, that will be due based on the adjusted 2002 operating results.  Per the share purchase agreement, maximum amount of contingent consideration to be earned is $3.5 million.  In connection with the acquisition of NTU, there is contingent consideration payable to the sellers for a minimum of $2.0 million and a maximum of $3.0 million if NTU is sold or is involved in an initial public offering where the value of NTU exceeds $200.0 million.

The Company has entered into agreements with certain franchisees of Wall Street Institute that allow the franchisees to require the Company to repurchase the centers in the future at a predetermined multiple of operating results upon the achievement of specified operating thresholds.  The Company does not believe that these commitments, if ultimately triggered by future events, would materially affect its liquidity.

The Company has guaranteed the bank loans of certain franchisees.  These loans primarily represent the financing of programs and other purchased instructional materials.  Of the $1.8 million of available credit under these loans, the outstanding balance was $0.6 million at December 31, 2002.

The Company has guaranteed a $2.0 million bank line of credit of an affiliate.  There were no borrowings outstanding as of December 31, 2002 and the line of credit expires on February 29, 2004.

The Company has guaranteed equipment leases of certain affiliates.  As of December 31, 2002, the amount payable by the affiliates under these leases was $0.8 million.

The Company has entered into an agreement with a third party to provide course materials.  Payment is due upon sale of the course materials to franchisees.  Under the terms of the agreement, the Company has guaranteed certain annual minimum payments of $0.3 million, to be paid quarterly.  At December 31, 2002, the amount remaining to be paid under the agreement is $1.0 million.

Related Party Transactions

Transactions between UVM and Certain Officers and Minority Shareholders

UVM has entered into lease agreements for its university campuses with the original owners who remain certain officers and minority owners of the Company’s Mexican university subsidiary.  The leases have an initial term of ten years with an additional two-year extension available at the Company’s option.  During 2002, this lease was amended to include an additional three-year extension available at the Company’s option, for a total term of up to 15 years.  The amended lease also contains a provision for the Company, at its option, to purchase the real estate at the then fair market value of the property at the end of the lease term. Fixed monthly rents are adjusted annually for inflation.  For the year ended December 31, 2002, the Company incurred approximately $4.5 million of rent under these leases. The lease agreements enable the Company to operate the university at the already established campuses. The value of the contracts was determined by arms-length negotiation between the parties and based upon the then prevailing market rates, and was corroborated by an independent real estate appraisal.

These officers and minority shareholders also provide staffing services to UVM for one of its campuses under a contract with an open-ended term, allowing either party to cancel with a one-year written notification to the other party.  UVM incurred approximately $1.3 million of expenses for the 2002 fiscal year in connection with this contract.  The utilization of such services saves the Company the carrying costs of additional personnel and related overhead. In addition, these services are provided to the Company at cost, thus increasing its flexibility and competitiveness.

UVM subcontracts educational programs provided to government employees to a company partially owned by certain of its officers and minority shareholders.  UVM pays 50% of the revenue, net of related expenses, associated with each government contract to this company, which amounted to $1.1 million for the 2002 fiscal year.  This is an arms-length, three-party agreement, in which one of the parties is a government agency. The agreement enables the Company to provide educational services “outside its walls” or physical limits to government agencies, thus increasing the Company’s operating capacity.

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

Transactions between the Company and Affiliates

On March 10, 2003, the Company and Educate Operating Company, LLC (“Educate LLC”), a company newly-formed by Apollo Management, L.P., executed an Asset Purchase Agreement that provided for the acquisition by Educate LLC of substantially all of the Company’s K-12 education business units, including eSylvan, Inc. and Connections Academy, Inc., which had been investments held by Sylvan Ventures.  Apollo currently owns $80.0 million of convertible debentures issued by the Company, holds two board seats of the company and holds 25% of Sylvan Ventures.  The consideration for the sale of the assets comprising the K-12 business units will consist of the following at closing:

•                  Cash of $112.0 million to $117.0 million, plus an amount equal to the difference between $72.5 million and the conversion value of the convertible debentures issued by the Company and surrendered by Apollo at closing, less any accrued and unpaid interest on the debentures.

•                  A subordinated note in the amount of $55.0 million, bearing interest at 12% per annum and maturing in 2009;

•                  The surrender of convertible debentures issued by the Company with a conversion value of up to $72.5 million;

•                  The assumption of trade account payable of the K-12 business units, and other specified liabilities of the K-12 business units;

•                  Apollo’s 25% preferred interest in Sylvan Ventures.

Additionally, the proceeds received by the Company are subject to post closing adjustments for specified changes in working capital from the date of the agreement to the closing date.  The Company is also eligible for up to $10.0 million of additional consideration if certain operations of Connections Academy exceed specified levels of earnings any time prior to December 31, 2007.  The transaction will result in the elimination of various consent and governance rights that had been held by Apollo Management.  Apollo Management’s representation on the Company’s Board of Directors will be reduced from two board seats to one.

In a separate transaction, Sylvan acquired the remaining membership interest in Sylvan Ventures not owned by Sylvan or Apollo for consideration of 581,000 shares of Sylvan stock, which is restricted from sale for three years.  Additionally, all membership profit interests in Sylvan Ventures have also been eliminated.

The transactions were negotiated and approved by a committee of Sylvan’s Board of Directors composed solely of independent directors.  Credit Suisse First Boston LLC and U.S. Bancorp Piper Jaffray, Inc. were financial advisors to the committee of independent directors.  The Apollo transaction is subject to legal and regulatory approvals and is expected to close by June 30, 2003.

Euro Conversion

On January 1, 1999, certain countries of the European Union established fixed conversion rates between their existing currencies and one common currency, the Euro. The Euro is now traded on currency exchanges and may be used in business transactions.  In January 2002, new Euro-denominated currencies were issued and the existing currencies were withdrawn from circulation.

Effects of Inflation

Inflation has not had a material effect on Sylvan’s revenues and income from continuing operations in the past three years.  Inflation is not expected to have a material effect in the foreseeable future.

International Exposure

The Company maintains diverse operations in a broad range of international locations.  The international aspects of the Company’s operations create additional exposure to political uncertainties, currency devaluations and national regulations affecting the provision of educational services.  Revenues and profits in any period may be significantly impacted by international developments outside the control of the Company.

Consumer Credit Availability Exposure

The Company benefits from the availability of third party financing for educational services in the domestic marketplace and in each of the international countries where the Company operates.  The Company is at risk for the loss of revenues due to contraction of the consumer credit markets for educational services in any business segment or location where operations exist.  Current market conditions reflect a reduction of available consumer financing for training programs (primarily English language) in Spain; however, the university post secondary market has not been impacted by these financing constraints.

Seasonality in Results of Operations

The Company experiences seasonality in results of operations primarily as a result of changes in the level of student enrollments and the timing of semester cycles, particularly in the International Universities segment.  Timing of semester breaks at the International Universities results in the strongest operating performance being achieved in the second and fourth quarters of the year.  Other factors that impact the seasonality of operating results include: timing of contracts funded under Title I, timing of summer vacations, timing of franchise license fees and the timing of Sylvan Ventures’ development costs.  Revenues and profits in any period will not necessarily be indicative of results in subsequent periods.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss to future earnings, to fair values or to future cash flows that may result from the changes in the price of financial instruments.  The Company is exposed to financial market risks, including changes in foreign currency exchange rates, interest rates, equity prices and investment values.  The Company occasionally uses derivative financial instruments to protect against adverse currency movements related to significant foreign acquisitions. Exposure to market risks related to operating activities is managed through the Company’s regular operating and financing activities.

Foreign Currency Risk

The Company derives approximately 54% of its revenues from customers outside the United States.  This business is transacted through a network of international subsidiaries, generally in the local currency that is considered the functional currency of that foreign subsidiary.  Expenses are also incurred in the foreign currencies to match revenues earned and minimize the Company’s exchange rate exposure to operating margins.  A hypothetical 10% adverse change in average annual foreign currency exchange rates would have increased net loss and decreased cash flows for the 2002 fiscal year by $4.9 million. The Company generally views its investment in most of its foreign subsidiaries as long-term. The effects of a change in foreign currency exchange rates on the Company’s net investment in foreign subsidiaries are reflected in other comprehensive income (loss).  A 10% depreciation in functional currencies relative to the U.S. dollar would have resulted in a decrease in the Company’s net investment in foreign subsidiaries of approximately $24.2 million at December 31, 2002.

Interest Rate Risk

The Company holds its cash and cash equivalents in high quality, short-term, fixed income securities.  Consequently, the fair value of the Company’s cash and cash equivalents would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due to the short-term nature of the Company’s portfolio.  The Company’s long-term revolving credit facility bears interest at variable rates, and the fair value of this instrument is not significantly affected by changes in market interest rates.  The Company’s convertible debentures bear interest at 5%, which currently approximates the market rate.  A 100 basis point decrease in interest rates would have reduced net interest income for the 2002 fiscal year by $0.8 million.

Equity Price Risk

The fair value of the Company’s convertible debentures is sensitive to fluctuations in the price of the Company’s common stock into which the debentures are convertible.  Changes in equity prices would result in changes in the fair value of the Company’s convertible debentures due to the difference between the current market price of the debentures and the market price at the date of issuance of the debentures.  A 10% increase in the 2002 year end market price of the Company’s common stock would result in an increase of approximately $9.9 million in the net fair value of the debentures.

The Company is exposed to equity price risks on equity securities included in the portfolio of investments entered into for the promotion of business and strategic objectives. The Company typically does not attempt to reduce or eliminate its market exposure on these securities.  A 10% adverse change in equity prices would not materially impact the fair value of the Company’s marketable securities or other comprehensive income (loss).

Investment Risk

The Company’s investment portfolio contains debt securities that mature within one year.  A hypothetical 10% adverse change in the fair value of the debt securities would not materially adversely impact earnings or cash flows because of the Company’s ability to hold the debt securities until maturity.

In addition to the debt securities, the Company has an investment portfolio that consists of direct investment positions in education technology companies through Sylvan Ventures, as well as short-term investments in available-for-sale debt and equity securities.  The Company’s investment portfolio is exposed to risks arising from changes in these investment values.

The Company’s investment portfolio includes a number of holdings of non-publicly traded companies in the educational services industry. The Company accounts for these investments using either the cost method (cost less impairment, if any) or the equity method of accounting.  Equity method investments are specifically excluded from the scope of this disclosure.  Non-public investments where the Company owns less than a 20% interest are subject to fluctuations in market value, but their current illiquidity reduces the exposure to pure market risk while increasing the risk that the Company may not be able to liquidate these investments in a timely manner for their estimated fair value.

All the potential impacts noted above are based on sensitivity analysis performed on the Company’s financial position at December 31, 2002.  Actual results may differ materially.

Item 8.  Financial Statements

The financial statements of the Company are included on pages 45 through 84 of the report as indicated on page 44.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in accountants, disagreements, or other events requiring reporting under this Item.

PART III.

Item 10.  Directors and Executive Officers of Sylvan Learning Systems, Inc.

Information required is set forth under the caption “Election of Sylvan Directors” in the Proxy Statement relating to the 2003 Annual Meeting of Stockholders, which will be filed on or before April 30, 2003.

Information required pertaining to compliance with Section 16 (a) of the Securities and Exchange Act of 1934 is set forth under the caption “Election of Sylvan Directors” in the Proxy Statement relating to the 2003 Annual Meeting of Stockholders, which is incorporated by reference.

Item 11.  Executive Compensation

Information required is set forth under the caption “Compensation of Executive Officers and Directors” in the Proxy Statement relating to the 2003 Annual Meeting of Stockholders, which is incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information required is set forth under the caption “Stock Ownership of Certain Beneficial Owners, Directors and Management” in the Proxy Statement relating to the 2003 Annual Meeting of Stockholders, which is incorporated by reference.

Item 13.  Certain Relationships and Related Transactions

Information required is set forth under the caption “Certain Relationships and Related Transactions” in the Proxy Statement relating to the 2003 Annual Meeting of Stockholders, which is incorporated by reference.

Item 14.  Controls and Procedures

Within 90 days prior to the filing date of this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective.  Since the date of the evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls, nor were there any significant deficiencies or material weaknesses in these controls requiring corrective action.

PART IV.

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)   The following documents are filed as a part of this report:

1.     Financial Statements

The response to this portion of Item 15 is submitted as a separate section of this Report.

2.     Financial Statement Schedules

The following consolidated financial statement schedule of Sylvan Learning Systems, Inc. and subsidiaries are included in Item 15(a)

Schedule II Valuation and qualifying accounts.

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(b)   Reports on Form 8-K:

The Company did not file any reports on Form 8-K during the three-month period ended December 31, 2002.

3.     Exhibits

(a)   Exhibits:

Exhibit Number	Description
23.01	Consent of Ernst & Young LLP with respect to consolidated financial statements of Sylvan Learning Systems, Inc.
99.1	Certification of Douglas L. Becker pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Sean R. Creamer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2003.

SYLVAN LEARNING SYSTEMS, INC.
(Registrant)

By:	/s/Douglas L. Becker
Douglas L. Becker
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on March 31, 2003.

Signature	Capacity

/s/Douglas L. Becker	Director, Chairman of the Board and Chief Executive Officer
Douglas L. Becker

/s/Peter Cohen	President and Chief Operating Officer
Peter Cohen

/s/Sean R. Creamer	Senior Vice President and Chief Financial Officer
Sean R. Creamer

/s/ R. Christopher Hoehn-Saric	Director
R. Christopher Hoehn-Saric

/s/James H. McGuire	Director
James H. McGuire

/s/Laurence M. Berg	Director
Laurence M. Berg

/s/Richard Riley	Director
Richard Riley

/s/David A. Wilson	Director
David A. Wilson

/s/Michael S. Gross	Director
Michael S. Gross

CERTIFICATIONS PURSUANT TO
SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION BY CHIEF EXECUTIVE OFFICER

I, Douglas L. Becker, certify that:

1.               I have reviewed this annual report on Form 10-K of Sylvan Learning Systems, Inc.;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.               The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)            designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)           evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)            presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)            all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)           any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 31, 2003

/s/ Douglas L. Becker
Douglas L. Becker
Director, Chairman of the Board and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Sean R. Creamer, certify that:

1.               I have reviewed this annual report on Form 10-K of Sylvan Learning Systems, Inc.;

2.                    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)                            designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)                         evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)                            presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)                            all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                           any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                    The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 31, 2003
/s/ Sean R. Creamer
Sean R. Creamer
Senior Vice President and
Chief Financial Officer

Item 15 (a) (1)

Report of Independent Auditors

The Board of Directors and Stockholders

Sylvan Learning Systems, Inc.

We have audited the accompanying consolidated balance sheets of Sylvan Learning Systems, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.  The financial statements and schedules of iLearning, Inc., (a corporation in which the Company has a 40% interest) for the year ended December 31, 2001 were audited by other auditors who have ceased operations and whose report has been furnished to us.  Insofar as our opinion on the consolidated financial statements relates to data included for iLearning, Inc., it is based solely on their report.  In the consolidated financial statements, the Company’s investment in iLearning, Inc. is stated at $461 at December 31, 2001, and the Company’s equity in the net losses of iLearning, Inc. is stated at $3,985 for the year then ended.  The financial statements of Chancery Software Limited (a corporation in which the Company has a 42% interest) for the years ended December 31, 2002 and 2001, have been audited by other auditors and whose report has been furnished to us; insofar as our opinion on the consolidated financial statements relates to data included for Chancery Software Limited, it is based solely on their report. In the consolidated financial statements, the Company’s investment in Chancery Software Limited is stated at $6,963 and $6,774 at December 31, 2002 and 2001, respectively, and the Company’s equity in the net losses of Chancery Software Limited is stated at $1,020 and $2,895 for the years then ended.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sylvan Learning Systems, Inc. and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 7 to the consolidated financial statements, effective January 1, 2002 the Company changed its method of accounting for goodwill.

/s/ Ernst & Young LLP

Baltimore, Maryland
March 10, 2003

SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollar and share amounts in thousands, except per share data)

	December 31, 2002	December 31, 2001

Assets
Current assets:
Cash and cash equivalents	$104,685	$102,194
Available-for-sale securities	22,546	60,091

Receivables:
Accounts receivable	98,156	70,180
Notes receivable from tuition financing	3,435	7,545
Other notes receivable	11,982	15,810
Other receivables	7,618	3,725
	121,191	97,260
Allowance for doubtful accounts	(14,952)	(11,036)
	106,239	86,224

Inventory	6,223	7,344
Deferred income taxes	4,112	3,810
Prepaid contract costs	2,001	1,586
Prepaid expenses and other current assets	24,168	23,679
Total current assets	269,974	284,928

Notes receivable from tuition financing, less current portion	3,932	8,636
Other notes receivable, less current portion	12,018	9,101

Property and equipment:
Land	38,028	14,552
Buildings	157,834	88,190
Construction in-progress	14,496	8,897
Furniture, computer equipment and software	138,865	115,140
Leasehold improvements	40,101	34,876
	389,324	261,655
Accumulated depreciation	(79,873)	(60,147)
	309,451	201,508
Intangible assets:
Goodwill	272,520	285,784
Other intangible assets, net of accumulated amortization of $3,156 and $1,507 at December 31, 2002 and 2001, respectively	38,064	6,893
	310,584	292,677

Investments in and advances to affiliates	8,730	40,387
Other investments	12,375	32,567
Deferred income taxes	12,877	13,823
Deferred costs, net of accumulated amortization of $5,182 and $3,322 at December 31, 2002 and 2001, respectively	7,837	7,943
Other assets	17,497	17,621
Total assets	$965,275	$909,191

SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollar and share amounts in thousands, except per share data)

	December 31, 2002	December 31, 2001

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$29,323	$15,696
Accrued expenses	68,853	49,386
Income taxes payable	14,758	29,754
Current portion of long-term debt	11,365	6,449
Due to shareholders of acquired companies	8,802	3,657
Deferred revenue	89,793	54,578
Other current liabilities	1,749	8,154
Total current liabilities	224,643	167,674

Long-term debt, less current portion	154,055	124,474
Other long-term liabilities	26,636	14,207
Total liabilities	405,334	306,355

Commitments and contingent liabilities	—	—

Minority interest	74,013	56,981

Stockholders’ equity:
Preferred stock, par value $.01 per share–authorized 10,000 shares, no shares issued and outstanding as of December 31, 2002 and 2001	—	—
Common stock, par value $.01 per share–authorized 90,000 shares, issued and outstanding shares of 40,331 as of December 31, 2002 and 38,742 as of December 31, 2001	403	387
Additional paid-in capital	257,926	229,386
Retained earnings	246,843	342,786
Accumulated other comprehensive loss	(19,244)	(26,704)
Total stockholders’ equity	485,928	545,855

Total liabilities and stockholders’ equity	$965,275	$909,191

See accompanying notes to financial statements.

SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Dollar and share amounts in thousands, except per share data)

	Year Ended December 31,
	2002	2001	2000

Revenues
Core operating segments	$578,380	$484,804	$314,739
Sylvan Ventures	25,618	479	16
Total revenues	603,998	485,283	314,755

Cost and expenses
Direct costs:
Core operating segments	491,436	413,809	269,061
Sylvan Ventures	49,820	15,573	12,948
General and administrative expenses:
Core operating segments	21,318	22,003	20,306
Sylvan Ventures	4,804	9,211	5,473
Loss on assets sold	20,244	—	—
Total costs and expenses	587,622	460,596	307,788

Operating income	16,376	24,687	6,967

Other income (expense)
Investment and other income	6,074	9,968	20,386
Interest expense	(8,391)	(9,063)	(7,093)
Sylvan Ventures investment income (losses)	(2,308)	22,131	(11,441)
Loss on investments	(19,827)	(14,231)	—

Equity in net loss of affiliates:
Sylvan Ventures	(5,595)	(52,374)	(21,222)
Other	131	(501)	(981)
	(5,464)	(52,875)	(22,203)
Minority interest in consolidated subsidiaries:
Sylvan Ventures	3,001	3,856	9,133
Other	(7,826)	(7,599)	(1,674)

	(4,825)	(3,743)	7,459
Loss from continuing operations before income taxes and cumulative effect of change in accounting principle	(18,365)	(23,126)	(5,925)
Income tax benefit	3,490	5,680	4,308
Loss from continuing operations before cumulative effect of change in accounting principle	(14,875)	(17,446)	(1,617)
Loss from discontinued operations, net of income tax expense of $163 in 2000	—	—	(3,968)
Gain (loss) on disposal of discontinued operations, net of income tax expense (benefit) of ($1,597) in 2002 and $133,753 in 2000	(2,434)	—	310,807
Income (loss) before cumulative effect of change in accounting principle	(17,309)	(17,446)	305,222
Cumulative effect of change in accounting principle, net of income tax benefit of $7,700	(78,634)	—	—
Net income (loss)	$(95,943)	$(17,446)	$305,222
Earnings (loss) per common share, basic and diluted:
Loss from continuing operations before cumulative effect of change in accounting principle	$(0.37)	$(0.46)	$(0.04)
Net income (loss)	$(2.40)	$(0.46)	$7.02

See accompanying notes to financial statements.

SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Dollar and share amounts in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance at January 1, 2000	$509	$414,567	$60,762	$(1,745)	$474,093
Repurchase of 13,823 shares of common stock for cash	(139)	(211,850)			(211,989)
Options exercised for purchase of 91 shares of common stock, including income tax benefit of $322	1	801			802
Issuance of 62 shares of common stock in connection with the Employee Stock Purchase Plan	1	785			786
Effect of change in year-end of subsidiary			(5,752)		(5,752)
Other	1	1,040			1,041
Comprehensive income:
Net income for 2000			305,222		305,222
Foreign currency translation adjustment				(8,140)	(8,140)
Unrealized loss on available-for-sale securities				(793)	(793)
Reclassification adjustment, net of tax				(2,007)	(2,007)
Total comprehensive income					294,282
Balance at December 31, 2000	373	205,343	360,232	(12,685)	553,263
Options exercised for purchase of 1,440 shares of common stock, including income tax benefit of $6,152	14	23,064			23,078
Issuance of 29 shares of common stock in connection with the Employee Stock Purchase Plan		404			404
Other		575			575
Comprehensive loss:
Net loss for 2001			(17,446)		(17,446)
Foreign currency translation adjustment				(13,394)	(13,394)
Unrealized loss on available-for-sale securities				(414)	(414)
Minimum pension liability adjustment				(211)	(211)
Total comprehensive loss					(31,465)
Balance at December 31, 2001	387	229,386	342,786	(26,704)	545,855
Options exercised for purchase of 1,106 shares of commonstock, including income tax benefit of $4,257	11	18,960			18,971
Issuance of 24 shares of common stock in connection with the Employee Stock Purchase Plan		376			376
Issuance of 318 shares of common stock in connection withthe conversion of debentures	3	4,997			5,000
Issuance of 144 shares of common stock in connection with acquisitions	2	2,999			3,001
Other		1,208			1,208
Comprehensive loss:
Net loss for 2002			(95,943)		(95,943)
Foreign currency translation adjustment				7,366	7,366
Unrealized loss on available-for-sale securities				(117)	(117)
Minimum pension liability adjustment				211	211
Total comprehensive loss					(88,483)
Balance at December 31, 2002	$403	$257,926	$246,843	$(19,244)	$485,928

See accompanying notes to financial statements.

SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollar and share amounts in thousands)

	Year Ended December 31,
	2002	2001	2000
Operating activities
Net income (loss)	$(95,943)	$(17,446)	$305,222
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	28,820	24,474	16,700
Amortization	2,217	13,494	13,742
(Gain) loss from discontinued operations	2,434	—	(310,807)
Loss on assets sold	20,244	—	—
Loss (gain) on investments	22,135	(7,905)	11,441
Other non-cash items	(652)	253	2,063
Minority interest in income of consolidated subsidiaries	4,825	3,743	(7,459)
Cumulative effect of change in accounting principle	86,334	—	—
Equity in net loss of affiliates	5,464	52,875	22,203
Deferred income taxes	(9,108)	(1,213)	(4,640)
Changes in operating assets and liabilities:
Receivables	(13,038)	(10,409)	(21,304)
Inventory, prepaid expenses and other current assets	4,398	(1,764)	8,185
Accounts payable and accrued expenses	15,456	423	4,384
Income taxes payable	(9,859)	(100,821)	(25,769)
Deferred revenue and other current liabilities	17,398	(1,108)	(6,033)
Net cash provided by (used in) operating activities	81,125	(45,404)	7,928

Investing activities
Purchase of available-for-sale securities	(24,958)	(151,030)	(418,828)
Proceeds from sale or maturity of available-for-sale securities	62,210	293,697	227,026
Investment in and advances to affiliates and other investments	(4,117)	(19,148)	(69,524)
Purchase of property and equipment, net	(69,755)	(55,785)	(33,813)
Proceeds from sale of discontinued operations	—	—	730,106
Acquisitions of international universities, including direct costs of acquisition, net of cash acquired	(20,577)	(6,268)	(64,173)
Payment of contingent consideration for prior period acquisitions	—	(38,044)	(19,323)
Cash paid for other businesses, net of cash acquired	(35,630)	(16,165)	(26,833)
Expenditures for deferred contract costs	(1,905)	(3,582)	(3,711)
Increase in other assets	(2,776)	(3,139)	(15,665)
Net cash provided by (used in) investing activities	(97,508)	536	305,262

Financing activities
Proceeds from exercise of options and warrants	14,714	16,926	480
Repurchases of common stock	—	—	(211,989)
Proceeds from issuance of subsidiary common stock	964	—	—
Proceeds from issuance of common stock	—	—	785
Proceeds from issuance of long-term debt	20,816	191,450	233,437
Payments on long-term debt	(20,142)	(202,520)	(259,670)
Cash received from minority interest members in Sylvan Ventures	15,425	23,190	24,931
Cash distributed to minority interest members of Sylvan Ventures	(12,000)	—	—
Change in long-term liabilities	2,020	1,607	—
Net cash provided by (used in) financing activities	21,797	30,653	(212,026)
Effect of subsidiary year-end change on cash and cash equivalents	—	—	(2,565)
Effects of exchange rate changes on cash	(2,923)	(81)	(1,104)

Net change in cash and cash equivalents	2,491	(14,296)	97,495
Cash and cash equivalents at beginning of year	102,194	116,490	18,995
Cash and cash equivalents at end of year	$104,685	$102,194	$116,490

See accompanying notes to financial statements.

Sylvan Learning Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar and share amounts in thousands, except per share data)

Note 1 - Description of Business and Basis of Presentation

Sylvan Learning Systems, Inc. and subsidiaries (the “Company” or “Sylvan”) is a leading international provider of educational services to families and schools.  The Company provides lifelong educational services through five separate business segments – K-12 Education Services, Online Higher Education, International Universities, English Language Instruction-Spain and Sylvan Ventures.  The K-12 Education Services segment includes:  Sylvan Learning Centers, which designs and delivers personalized tutorial programs to school-aged children through franchised and Company-owned learning centers; Schülerhilfe, a major provider of tutoring services in Germany; and Sylvan Education Solutions, which principally provides educational programs to students of public and non-public school districts through contracts funded by Title I and state-based programs.  The Online Higher Education segment provides professional development and graduate degree programs to teachers through Canter and Associates and Sylvan Teacher Institute. The International Universities segment owns or maintains controlling interests in six private universities located in Spain, Switzerland, Mexico, Chile and France and also includes the non-Spain operations of Wall Street Institute (“WSI”), a European-based franchiser and operator of learning centers that teach the English language in the post-secondary market.  The English Language Instruction-Spain segment consisted of the operations of WSI located in Spain, a business that was sold in the second quarter of 2002. The Sylvan Ventures segment invests in and develops companies that are creating emerging technology solutions for the education marketplace, and consolidates the operations of eSylvan, Inc., Walden E-Learning, Inc. (“Walden”), National Technological University (“NTU”), Connections Academy and EdVerify, Inc., all of which are majority-owned subsidiaries.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States that require the Company’s management to make estimates and assumptions that affect reported amounts and related disclosures.  Actual results could differ from those estimates.

Certain amounts previously reported have been reclassified to conform to the 2002 presentation.

Note 2 - Accounting Policies

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

Consolidation.  Affiliated companies in which the Company owns, directly or indirectly, or otherwise controls more than 50% of the outstanding voting interests are accounted for under the consolidation method of accounting.  Two subsidiaries of the Company consolidate not-for-profit, non-stock universities that are controlled through majority voting interests in the Board of Directors.  The Company also has a substantial economic interest in the net assets of these not-for-profit universities.  Under the consolidation method, an affiliated company’s results of operations are reflected within the Company’s consolidated statements of operations.  Earnings or losses attributable to other stockholders of a consolidated affiliated company are classified as “minority interest in consolidated subsidiaries” in the Company’s consolidated statements of operations.  Minority interest adjusts the Company’s consolidated net results of operations to reflect only its share of the earnings or losses of an affiliated company.  Transactions between the Company and its consolidated affiliated companies are eliminated in consolidation.

Note 2 - Accounting Policies (continued)

Equity Method.  Affiliated companies, in which the Company owns 50% or less of the outstanding voting interests, but over which the Company exercises significant influence, are accounted for under the equity method of accounting.  Significant influence with respect to an affiliated company depends on an evaluation of several factors including, among other things, representation on the associated company’s board of directors, ownership percentage and voting rights associated with the

Company’s holdings in the securities of the affiliated company. Investments accounted for under the equity method are reflected in the consolidated balance sheet as “investments in and advances to affiliates”.  Under the equity method of accounting, affiliated companies’ results of operations are not reflected within the Company’s consolidated operating results. However, the Company’s share of the earnings or losses of these affiliated companies is classified as “equity in net income (loss) of affiliates” in the Company’s consolidated statements of operations.  The Company initially records its share of the earnings or losses of an affiliated company based upon its proportionate ownership of voting common stock.  If the affiliated company is incurring losses, and previous losses have reduced the common stock investment account to zero, or if the Company holds no common stock, the Company continues to recognize equity method losses based on the ownership level of the particular affiliated company security or loan/advance held by the Company to which the equity method losses are being applied.  The Company continues to report losses up to the investment carrying value, including any additional financial support made or committed to by the Company.

Cost Method.  Affiliated companies not accounted for under either the consolidation or the equity method of accounting are accounted for under the cost method of accounting.  Under this method, the Company’s share of earnings or losses of these companies is not included in the Company’s consolidated statements of operations.  However, a series of operating losses of an affiliated company or other factors may indicate that a decrease in value of the investments has occurred which is other than temporary.  These impairment losses are recognized in the consolidated statements of operations and are included in “investment losses.”

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

Allowance for Doubtful Accounts

The Company uses estimates to determine the amount of the allowance for doubtful accounts necessary to reduce accounts receivable and unbilled receivables to their expected net realizable value.  The Company estimates the amount of the required allowance by reviewing the status of past-due receivables and analyzing historical bad debt trends.  Actual collection experience has not varied significantly from estimates, due primarily to credit policies, collection experience, and a lack of concentration of accounts receivable.  The Company charges-off receivables deemed to be uncollectible to the allowance for doubtful accounts.  Accounts receivable balances are not collateralized.

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

Goodwill and Other Intangible Assets

Goodwill consists of the cost in excess of fair value of the identifiable net assets of entities acquired in purchase business combinations. Other intangibles include student rosters, covenants not-to-compete, curricula and accreditations acquired in purchase business combinations. The cost of intangible assets with determinable useful lives is amortized over estimated useful lives ranging from 4 to 30 years.  Goodwill and indefinite-lived intangibles are evaluated at least annually for impairment by a comparison of the carrying amount of the intangibles to its implied fair value.  Prior to 2002, goodwill was amortized over estimated useful lives ranging from 15 to 35 years (See Note 7).

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

Impairment of Long-Lived Assets

Long-lived assets, including amortizable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable.  These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows.  If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets.  Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups.  If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets.  Fair value is generally determined by estimates of discounted cash flows.  The discount rate used in any estimate of discounted cash flows would be the rate required for a similar investment of like risk.

Assets to be disposed of are reported at the lower of carrying value or fair values, less estimated costs of disposal.

Revenue Recognition

Revenue related to single-center and area franchise sales is recognized when all material services or conditions relating to the sales have been substantially performed or satisfied by the Company and collectibility of the fee is reasonably assured.  For single-center franchise sales, the criteria for substantial performance include:  (1) receipt of an executed franchise license agreement, (2) receipt of full payment of the franchise fee, (3) completion of requisite training by the franchisee or center director, and (4) completion of site selection assistance and site approval.  Area franchise sales generally transfer to the licensee the right to develop and operate centers in a specified territory, primarily in a foreign country, and the

Company’s future obligations are insignificant.  Area franchise fees are recognized upon the signing of the license agreement and the determination that all material services or conditions relating to the sale have been satisfied and a non-refundable fee has been paid. Franchise sales fees not meeting the recognition criteria are recorded as deferred revenue if not refundable, or deposits from franchisees if refundable.

Fixed price contracts with school districts receiving funds under the federal Title I program and state-based programs are accounted for using the proportional performance method.  Contract revenue is recognized ratably over the term of the contract, and expenses are recognized in an amount equal to the ratio of estimated total expenses to the total contract value.  Revenues from cost-plus-fee contracts are recognized on the basis of costs incurred during the period plus the fee earned.

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

Advertising

The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2002, 2001 and 2000 was $46,384, $34,820 and $25,841, respectively.

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

Pro forma net income and earnings per share information has been determined as if the Company had accounted for its stock options using the fair value method.  The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  Because the

Company’s stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.  The weighted average estimated fair values of stock options granted during fiscal years 2002, 2001, and 2000 were $10.01, $8.26 and $6.12, respectively.

The following assumptions were used in calculating pro forma stock compensation expense for the years ended December 31:

	2002	2001	2000

Risk-free interest rate (range)	4.0%	4.5%	5.5%
Expected dividend yield	0.0%	0.0%	0.0%
Expected lives	4-6 years	4-6 years	4-6 years
Expected volatility	51.1%	46.4%	46.0%

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods.  The Company’s pro forma information is as follows for the years ended December 31:

	2002	2001	2000
Net income (loss), as reported	$(95,943)	$(17,446)	$305,222
Stock-based employee compensation expense included in net income (loss) as reported, net of tax	153	248	126
Stock-based employee compensation expense as if the fair value method had been applied, net of tax	(3,846)	(6,968)	(7,143)
Pro forma net income (loss)	$(99,636)	$(24,166)	$298,205

Earnings (loss) per share, basic and diluted:
As reported	$(2.40)	$(0.46)	$7.02
Pro forma	$(2.49)	$(0.63)	$6.86

Foreign Currency Translation

The financial statements of foreign subsidiaries with a functional currency other than the U.S. dollar have been translated into U.S. dollars using the current rate method. Assets and liabilities have been translated using the exchange rates at year-end.  Income and expense amounts have been translated using the average exchange rates for the year.  Translation gains or losses resulting from the changes in exchange rates have been reported as a component of accumulated other comprehensive income (loss) included in stockholder’s equity, net of tax.

Other Comprehensive Income

The Company displays changes to the accumulated balance of other comprehensive income (loss) in accumulated other comprehensive income (loss) in the statement of stockholders’ equity.  The components were as follows at December 31:

	2002	2001
Foreign currency translation adjustment	$(19,030)	$(26,396)
Unrealized loss on available for-sale-securities, net of tax	(214)	(97)
Minimum pension liability adjustment	—	(211)
Accumulated other comprehensive loss	$(19,244)	$(26,704)

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

Impact of Recently Issued Accounting Standards

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses the financial accounting and reporting for certain costs associated with exit or disposal activities.  Statement No. 146 requires that these costs be recorded at their fair value when a liability has been incurred.  Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred.  The provisions of Statement No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002.  The Company does not expect the adoption of the new standard to have a material impact on its consolidated financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others.  The Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  The Interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The initial recognition and initial measurement provisions of Interpretation No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  The disclosure requirements in Interpretation No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002.  The Company has made certain guarantees that may be subject to the liability recognition provisions of the Interpretation if modified (see note 12).  The Company adopted the disclosure requirements of the standard for its December 31, 2002 reporting period.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities.  The objective of Interpretation No. 46 is to improve financial reporting by companies involved with variable interest entities.  The Interpretation requires variable interest entities to be consolidated by a company if that company is subject to a majority of the risk loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both.  The Company current does not have any variable interest entities and, therefore, will apply the provisions of

Interpretation No. 46 prospectively.

The EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, addresses solutions which may involve the delivery or performance of multiple products, services, and/or rights to use assets, and for which performance may occur at different points in time or over different periods of time.  The Issue also addresses whether the different revenue-generating activities, or deliverables, are sufficiently separable, and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables.  The issue applies to all contractual arrangements under which a vendor will perform multiple revenue-generating activities.  Issue No. 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted.  The Company will adopt this guidance prospectively for all revenue arrangements entered into after January 1, 2003.  The Company does not believe that the impact of adoption will be material to reported operating results.

Note 3 - Discontinued Operations

Aspect

On October 6, 2000, the Company sold its English Language immersion business, Aspect (“Aspect”) for $19,794 in cash.  The gain on the disposition recognized in 2000 was $22,353, which includes an income tax benefit of $3,047.  In 2002, the Company adjusted the gain recognized by recording additional expenses of $653, net of income taxes of $435 relating to additional costs incurred in the final settlement of the sale transaction.

Effective January 1, 2000, the Company changed the year-end of Aspect from September 30 to December 31 to produce a consistent reporting period for the consolidated entity.   As a result of this change in year-end, Aspect’s net results of operations for the three month period ended December 31, 1999 are reflected as an adjustment to retained earnings on the consolidated balance sheet as of January 1, 2000.  The impact of this change resulted in a decrease in retained earnings of approximately $5,752.  The results of Aspect’s operations, which are included in discontinued operations, for the period October 1, 1999 to December 31, 1999 are summarized as follows:

Revenues	$10,709
Direct costs	(16,350)
Operating loss	(5,641)
Other expense	(111)
Net loss	$(5,752)

Sylvan Prometric

On March 3, 2000, the Company sold its computer-based testing division, Sylvan Prometric (“Prometric”) for approximately $775,000 in cash. The gain on the disposition recognized in 2000 was approximately $288,454, net of income taxes of $136,800.  In 2002, the Company adjusted the gain recognized by recording a loss of $1,743, net of income taxes of $1,162.  The adjustment to the recorded gain resulted from the settlement of the working capital provisions of the sales agreement and the Company’s agreement to pay certain professional fees of the buyer associated with the filing of tax returns and statutory audits related to Prometric.

Summarized Financial Information of Discontinued Operations

Summarized operating information of the Company’s discontinued operations for the year ended December 31 are as follows:

	2002	2000
Revenues	$—	$75,898
Loss before income taxes	(4,031)	(3,805)
Income tax benefit (expense)	1,597	(163)
Net loss	$(2,434)	$(3,968)

Included in income from discontinued operations for the year ended December 31, 2000 is an allocation of corporate interest expense of $784, based upon a percentage of the net equity investment in discontinued operations to the net equity of the Company including the discontinued operations.

Note 4 – Loss on Assets Sold

In June 2002, the Company adopted a plan to sell the portion of its English Language Instruction segment that is located in Spain (“WSI Spain”).  As a result of the pending sale and an estimate of the likely sale proceeds, the Company recognized an impairment charge of $17,244 in June 2002 related to WSI Spain. In the third quarter of 2002, the Company completed the sale of WSI Spain and as a result recognized an additional loss of $3,000. These losses are included in loss on assets sold in the consolidated statements of operations.

The remaining English Language Instruction businesses are now included in the International Universities segment to reflect the combination of business management and the interrelationship of the Wall Street Institute operations and the university programs.

Note 5 - Acquisitions

During each of the years presented, the Company acquired certain businesses accounted for using the purchase method of accounting.  A portion of the purchase prices for these businesses was allocated to identifiable tangible and intangible assets and assumed liabilities based on estimated fair values at the dates of acquisition.  Any excess purchase price was allocated to goodwill.  The preliminary allocation of the purchase prices is subject to revision based on the final determination of the fair value of certain acquired intangible assets.  The final purchase prices may differ from this preliminary amount due to adjustment to acquisition related costs.  Certain acquisitions require the payment of contingent amounts of purchase consideration if specified operating results are achieved in periods subsequent to the acquisition date.  Upon the resolution of these contingent payments, the Company records as goodwill any additional consideration owed to the sellers. The results of operations of the acquired businesses are included in the accompanying financial statements commencing on the date of acquisition.

2002 Acquisitions

Learning Center Franchises

Effective January 1, 2002, the Company acquired substantially all of the net operating assets of three Sylvan Learning Center franchise businesses, comprising 30 centers, for an initial cash payment of $11,110, including due diligence costs, and 144 shares of Sylvan common stock with a quoted market value of $3,000. The Company purchased these franchises to increase revenues in three established, stable markets.  The purchase agreement required the Company to pay additional consideration to the sellers in the event that specified levels of operating results were achieved in 2002, 2003, 2004 and 2005. In October 2002, the Company paid cash of $8,081 in final settlement of all remaining contingent payments. In connection with the settlement of the contingent purchase price of these Learning Center franchises, the Company entered into an agreement with the sellers, effective August 31, 2002, to acquire Sylvan Learning Center franchise businesses in the United Kingdom and France (“UK and France”) for cash of $9,220.

Walden

On February 2, 2002, Sylvan Ventures exercised its option to acquire an additional 10% ownership of common stock in Walden E-Learning, Inc. (“Walden”) for $8,000, increasing its ownership percentage in Walden to 51%.  Walden was purchased to provide distance learning capabilities by offering accredited PhD and Master Degree programs to professional working adults.  Walden offers degrees in the schools of Education, Management, Psychology and Health and Human Services.  Prior to the exercise of its option, Sylvan Ventures had acquired a 41% stake in Walden for $32,800 in February 2001.  The transactions have been accounted for as a step acquisition with a total purchase price of $39,892, after subtracting previously recorded equity in net losses.

Marbella

On March 1, 2002, the Company acquired for cash all of the outstanding common stock of Hedleton, B.V., which owns all of the capital stock of Escuela Superior De Alta Gestion De Hotel, S.A. (“Marbella”), a private for-profit university located in Marbella, Spain.  Marbella was previously a franchise of Swiss Hotel Association Hotel Management School Les Roches (“Les Roches”), which was acquired by the Company in 2000. The purchase of Marbella allows the Company to offer Les Roches programs into other regions in Spain as well as expansion into Portugal, Andorra and Morocco.  These country rights were previously licensed to the former owners of Marbella.  The purchase price for the outstanding common stock totaled approximately $6,746 including acquisition costs of $487.

Universidad de Las Americas (UDLA)

Effective May 1, 2002, the Company acquired an additional 20% ownership interest in Desarrollo del Conocimiento S.A. (“Decon”), a holding company that controls and operates the Universidad de las Americas (“UDLA”), for cash of approximately $6,673.  As described more fully in Note 5 – 2000 Acquisitions, in 2000 the Company acquired a 60% interest in UDLA.  The purchase price of the additional interest was accounted for as a step acquisition.

Glion

Effective August 1, 2002, the Company acquired for cash all of the outstanding common stock of the Glion Group, S.A., the parent company of Glion Hotel School, S.A. (“Glion”), a leading hotel management school in Switzerland. The acquisition of Glion was made mainly to acquire an additional hospitality sector university to provide economies of scale in the Company’s Hospitality Management sector.  This acquisition included additional campus facilities and office space within close proximity of Les Roches, the Company’s other hospitality school, to allow for manageable growth by one core management team of the entire operation. The initial purchase price totaled approximately $16,882, including acquisition costs of $1,376.  Included in this purchase price are required future payments of $2,020 and $3,365 on August 30, 2003 and August 30, 2004, respectively, plus interest, at the one-year LIBOR rate + 1% calculated annually.  The purchase agreement includes a provision for a possible reduction in the purchase price of up to $1,482, based on the working capital of Glion at the acquisition date.  The Company believes that it is probable this contingency will be resolved in its favor and, therefore, has recorded the purchase price net of this contingency.

National Technological University

In November 2002, Sylvan Ventures completed its acquisition of substantially all the assets and certain liabilities of the National Technological University (“NTU”) and Stratys Learning Solutions, Inc. (the holding company of NTU) for $7,487 and a promissory note payable of $7,500 due in 2007. NTU is a leading distance learning university accredited by the North Central Association, offering master’s degrees for students specializing in engineering, technology and management.  NTU was purchased to add the aforementioned degrees for students to the Company’s list of higher education degrees.

Summary of 2002 Acquisitions

The following table summarizes for all significant 2002 acquisitions the estimated fair values of the assets acquired and liabilities assumed at the dates of acquisition.  The Company is in the process of determining valuations of certain intangible assets of NTU; thus, the allocation of the purchase price of NTU is subject to change.

	Domestic Learning Center Franchises	UK and France	Walden	Marbella	UDLA	Glion	NTU
Acquisition Date	1/1/02	8/31/02	2/2/02	3/1/02	5/1/02	8/1/02	11/1/02
Current assets	$73	$428	$22,075	$2,583	$7,170	$5,715	$2,173
Property and equipment	1,372	723	1,431	533	4,509	47,109	1,066
Intangible assets not subject to amortization – NCA accreditation	—	—	30,870	—	—	—	—
Intangible assets subject to amortization (6 year weighted-average useful life):
Curriculum	—	—	522	—	—	—	—
Student roster	—	—	1,645	123	107	—
Noncompete agreements	—	—	—	104	44	44	—
Goodwill	13,631	9,035	—	5,986	8,540	5,326	18,213
Other long-term assets	—	37	836	—	145	122	—
Total assets acquired	15,076	10,223	57,379	9,329	20,515	58,316	21,452

Current liabilities	966	1,003	9,513	2,175	8,654	13,190	5,377
Long-term debt	—	—	—	12	4,285	25,468	1,088
Other long-term liabilities	—	—	—	396	—	2,776	—
Minority interest	—	—	7,974	—	903	—	—
Total liabilities	966	1,003	17,487	2,583	13,842	41,434	6,465
Net assets acquired	$14,110	$9,220	$39,892	$6,746	$6,673	$16,882	$14,987

For 2002, the goodwill related to the Learning Center franchises, NTU and WebEd are fully deductible for tax purposes.  The goodwill related to the remaining acquisitions is not deductible.

Other Acquisitions

In 2002, The Company acquired the following entities for a total cost of $4,325, which was paid primarily in cash:

•                                          Six Sylvan Learning Center franchises.  Goodwill of $3,343 was recognized and assigned to the K-12 Education Services segment.

•                                          Two Wall Street Institute franchises located in Argentina.  No goodwill was recognized in connection with the acquisition.

•                                          WebEd, an online seller of professional development courses.  Goodwill of $370 was recognized and assigned to the Online Higher Education segment.

•                                          An additional 35% interest in EdVerify, for a total voting ownership of 68%.  EdVerify is a business-to-business digital service provider that specializes in verifying the higher education enrollment and degree attainment of job candidates and credit requestors. Goodwill of $25 was recognized and assigned to the Sylvan Ventures segment.

2001 Acquisitions

Universidad Europea de Madrid (UEM)

During July 2001, the Company acquired an additional 23.75% ownership interest in Prouniversidad S.A., which owns and operates the Universidad Europea de Madrid (“UEM”), for cash of $18,533, increasing its total ownership in Prouniversidad S.A. to 77.75%.  The Company previously acquired a 54% ownership interest in UEM in 1999.  The purchase of the additional interest was accounted for as a step acquisition.

The following table summarizes the estimated fair values of the UEM assets acquired and liabilities assumed at the date of acquisition.

Current assets	$959
Property and equipment	16,707
Goodwill	10,081
Other long-term assets	424
Total assets acquired	28,171

Current liabilities	7,005
Long-term debt	3,066
Other long-term liabilities	887
Minority interest	(1,320)
Total liabilities assumed	9,638
Net assets acquired	$18,533

For 2001, the goodwill related to the Learning Center franchises and OnlineLearning.net are fully deductible for tax purposes.  The goodwill related to the remaining acquisitions is not deductible.

Other Acquisitions

In 2001, the Company acquired the following entities for a total cost of $24,756, which was paid primarily in cash:

•                                          Five Sylvan Learning Center franchises.  Goodwill of $2,306 was recognized and assigned to the K-12 Education Services segment.

•                                          98.8% of the common stock of École Supérieur du Commerce Extériuer (“ESCE”), a private, for-profit university in Paris, France enrolling over 1,000 students. Goodwill of $7,147 was recognized and assigned to International Universities segment.  In December 2002, the Company sold 10% of its ownership in ESCE to an unrelated third party.

•                                          25 Wall Street Institute franchises. Goodwill of $13,555 was recognized and assigned to International Universities segment.

•                                          OnlineLearning.net, Inc., a leading internet provider of educational services and online courses to the continuing education marketplace.  Goodwill of $2,224 was recognized and assigned to Online Higher Education segment.

2000 Acquisitions

Ivy West

Effective May 18, 2000, the Company purchased certain assets and assumed certain liabilities of Ivy West, which offers SAT test preparation services for cash payments of $7,941, common stock valued at $250 and common stock of a subsidiary valued at $250 and a promissory note of $1,400.  The Company purchased Ivy West in order to obtain the specialized SAT test preparation curriculum.

Les Roches

In July 2000, the Company acquired for cash all of the outstanding common stock of Gesthotel S.A., which owns and operates the Swiss Hotel Association Hotel Management School Les Roches (“Les Roches”), located in Bluche, Switzerland. Additionally, the Company acquired the real estate on which the school resides from the former shareholders of Gesthotel S.A.  The Company purchased Les Roches in order to obtain specialized curriculum in the fields of hospitality and hotel management.  The Company believes that there is a growing demand for these fields of study, and that the acquisition will enable the Company to deploy this globally-recognized curriculum throughout its network of international universities.  Les Roches specializes in, and is globally recognized for, its hospitality and hotel management program.

The purchase price for the outstanding common stock totaled approximately $6,975, including acquisition costs of $946.  Additionally, the Company paid $5,305 to the former shareholders for the real estate.  In connection with the acquisition of Les Roches, variable amounts of contingent consideration are also payable to the sellers if specified levels of earnings are achieved in 2002.  At December 31, 2002, the Company is in negotiations with the sellers to determine the amount of contingent consideration, if any, that will be due based on the adjusted 2002 operating results, as set out in the share purchase agreement.  Per the share purchase agreement, maximum amount of additional consideration to be earned is $3,500.  Any additional consideration due will be recorded when such outstanding issues are resolved with the sellers and Company's mutual satisfaction, expected to be no later than June 30, 2003.

Universidad del Valle de Mexico (UVM)

On November 24, 2000, the Company acquired for cash 80% of the outstanding common stock of Planeacion de Sistemas, S.A., which controls and operates the Universidad del Valle de Mexico (“UVM”), a private, not-for-profit university principally located in Mexico City, Mexico.  UVM is the third largest private university in Mexico in numbers of students enrolled.  The Company believes that the Mexican market represents an attractive investment opportunity given the growing middle class and limited supply of career-oriented post-secondary institutions in the country. The purchase price totaled approximately $49,894, including acquisition costs of $4,494. During 2002, additional contingent consideration of $500 based on the attainment of certain earnings levels was earned and paid. This amount was recorded as additional goodwill.

Universidad de Las Americas (UDLA)

On December 12, 2000, the Company acquired for cash 60% of the outstanding common stock Decon, a holding company that controls and operates UDLA, a private, not-for-profit university in Santiago, Chile. UDLA is one of the fastest growing private universities in Chile, and the Company believes that the Chilean market offers attractive investment opportunities for career-oriented universities like UDLA.  Decon has the right to appoint the directors of UDLA and through its subsidiaries has entered into contracts that provide for the provision of essential services and the use of facilities in exchange for fees and rent that are substantially equal to UDLA’s income. The purchase price totaled approximately $25,991, including acquisition costs of $1,681.

Note 5 – Acquisitions (continued)

Additional amounts of contingent consideration are due the sellers based on operating results for the three years ended December 31, 2006.  No later than March 31, 2006, the Company is obligated to the sellers for an amount equal to 60% of six times (i) average EBIT for 2004 and 2005, less (ii) 2000 EBIT, reduced by (iii) 42% of certain specified debt.  No later than March 31, 2007, the Company is obligated to the sellers for an amount equal to 20% of four times (i) average EBIT for 2005 and 2006, less (ii) 2000 EBIT, reduced by (iii) 20% of certain specified debt.   The Company has pledged its shares of Decon to satisfy its payment obligations to the sellers.  The Company cannot dispose of, lien or encumber the shares without the prior approval of the sellers. Subsequent to the March 31, 2007 payment, the sellers have the right to require the Company to purchase their remaining 20% interest in Decon for a variable purchase price based on average EBIT for certain specified periods.

Summary of 2000 Acquisitions

The following table summarizes for all significant 2000 acquisitions the estimated fair values of the assets acquired and liabilities assumed at the dates of acquisition.

	Ivy West	Les Roches	UVM	UDLA
Acquisition Date	5/18/00	7/25/00	11/24/00	12/12/00
Current assets	$764	$8,291	$6,342	$6,721
Property and equipment	117	23,918	13,758	7,747
Intangible assets subject to amortization (4 year weighted-average useful life):
Curriculum	—	205	—	—
Student roster	—	—	730	1,065
Noncompete agreements	—	—	340	221
Goodwill	9,284	—	44,672	18,707
Other long-term assets	—	—	1,867	317
Total assets acquired	10,165	32,414	67,709	34,778

Current liabilities	324	8,589	14,905	6,490
Long-term debt	—	11,116	—	2,080
Other long-term liabilities	—	429	2,910	216
Minority interest	—	—	—	1
Total liabilities	324	20,134	17,815	8,787
Net assets acquired	$9,841	$12,280	$49,894	$25,991

For 2000, the goodwill related to the Learning Center franchises and Ivy West are fully deductible for tax purposes.  The goodwill related to the remaining acquisitions is not deductible.

Other Acquisitions

In 2000, the Company acquired two Learning Center franchises for a total cost of $253, which was paid primarily in cash. Goodwill of $258 was recognized and assigned to the K-12 Education Services segment.

Unaudited Pro Forma Results of Operations

The following unaudited consolidated pro forma results of operations of the Company give effect to the significant acquisitions described above that occurred during the three year period ended December 31, 2002 as though they had each occurred on January 1, 2000.  The 2002, 2001 and 2000 acquisitions mentioned in the Other Acquisitions sections would not have materially affected reported results of operations in 2002, 2001 or 2000 had these acquisitions occurred on January 1, 2000.

	Year ended December 31,
	2002	2001	2000
Revenues	$625,145	$544,705	$474,159
Loss from continuing operations before cumulative effect of change in accounting principle	(19,614)	(24,681)	(4,757)
Net income (loss)	(100,682)	(24,681)	302,083
Earnings (loss) per common share, diluted:
Loss from continuing operations before cumulative effect of change in accounting principle	$(0.49)	$(0.65)	$(0.11)
Net income (loss)	$(2.51)	$(0.65)	$6.94

Supplemental Cash Flow Information Related to Acquired Businesses

The following is a summary of changes to assets (other than cash) and liabilities as a result of the acquisitions described above:

	Year ended December 31,
	2002	2001	2000
Working capital, other than cash	$(21,502)	$(1,810)	$(18,897)
Property and equipment	57,377	168	58,386
Goodwill	73,149	24,774	58,553
Other intangible assets	33,579	1,010	2,561
Other long-term assets	(31,576)	(1,700)	—
Long-term debt	(33,703)	(9)	(22,866)
Other liabilities	(11,618)	—	(971)
Minority interest	(6,499)	—	(3,576)
Equity	(3,000)	—	(500)
Cash purchase price, net of cash received	$56,207	$22,433	$72,690
Accrued payment for 1999 acquisition	—	—	18,316
Cash purchase price per statement of cashflows	$56,207	$22,433	$91,006

Note 6 - Available-For-Sale Securities

The following is a summary of available-for-sale securities at December 31:

	2002	2001
Equity securities	$241	$70
Debt securities	18,466	59,493
Cash reserve fund and other	3,839	528
	$22,546	$60,091

At December 31, 2002, equity securities represent common stock investments in a public company with a cost of $523 and a quoted market price of $241.  The adjustment to unrealized holding loss of $282 is a component of accumulated other comprehensive income (loss), included in stockholders’ equity.  The cost of the Company’s other investments approximates fair value.  Aggregate maturities of debt securities are as follows:  $9,503 within 1 year and $8,963 within 2-5 years.  The investments are classified as current as the Company views its available-for-sale securities as available for use in its current operations.

Note 7 – Goodwill and Other Intangible Assets

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.  Statement No. 142 requires that goodwill be tested for impairment at the reporting unit level at the time of its adoption and at least annually thereafter, utilizing a two-step methodology.  The initial step required the Company to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such unit.  When the fair value of the reporting unit exceeded its carrying value, no impairment loss was recognized. The second step required the Company to determine the implied fair value of goodwill.  When the carrying value of the reporting unit goodwill exceeded the implied fair value of that goodwill, an impairment loss was recognized in an amount equal to that excess, not exceeding the carrying value of the goodwill.  The fair values of reporting units and the related implied fair values of their respective goodwill were determined using discounted future cash flows.

As a result of testing goodwill for impairment in accordance with Statement No. 142 as of January 1, 2002, the Company recorded a non-cash charge of $78,634, net of income tax benefit of $7,700, which is included as a cumulative effect of a change in accounting principle in the consolidated statements of operations.  The impairment charge relates solely to the

Wall Street Institute (“WSI”) reporting units and consists of the write-down of goodwill related primarily to operations in Spain ($22,551 – included in the English Language Instruction – Spain segment), Italy and Brazil.

Prior to January 1, 2002, the Company amortized goodwill over periods ranging from 15 to 35 years.  The following results of operations of the Company give effect to the non-amortization provisions of Statement No. 142 assuming adoption as of January 1, 2000:

	Year ended December 31,
	2002		2001		2000
	Net Loss	Loss Per Share	Net Loss	Loss Per Share	Net Income	Earnings Per Share
As reported – Basic and diluted	$(95,943)	$(2.40)	$(17,446)	$(0.46)	$305,222	$7.02
Effect of goodwill amortization	—	—	13,532	0.36	8,269	0.19
Adjusted	$(95,943)	$(2.40)	$(3,914)	$(0.10)	$313,491	$7.21

The change in the net carrying amount of goodwill for the year ended December 31, 2002 is allocated by reportable business segment as follows:

	Balance at December 31, 2001	Acquisitions	Impairment	Translation and Other	Balance at December 31, 2002
K-12 Education Services	$45,128	$34,091	$—	$—	$79,219
Online Higher Education	67,691	478	—	—	68,169
International Universities	142,827	20,342	(56,383)	(78)	106,707
English Language Instruction-Spain	29,951	—	(29,951)	—	—
Sylvan Ventures	—	18,238	—	—	18,238
Corporate	187	—	—	—	187
	$285,784	$73,149	$(86,334)	$(78)	$272,520

The following table summarizes intangible assets as of December 31, 2002:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Subject to amortization:
Accreditation and student rosters	$4,052	$(1,054)	$2,998
Participation and noncompete agreements	2,794	(1,182)	1,612
Other	3,504	(920)	2,584
Not subject to amortization:
Accreditation	30,870	—	30,870
Total	$41,220	$(3,156)	$38,064

Amortization expense for intangible assets subject to amortization was $2,217 in 2002, $1,095 in 2001 and $107 in 2000.  The estimated amortization expense for intangible assets for each of the five years subsequent to December 31, 2002 is as follows: 2003 - $2,357; 2004 - $2,242; 2005 - $1,665; 2006 - $1,430; and 2007 - $847.

Note 8 – Investments

Formation of Sylvan Ventures

The Sylvan Ventures segment was established during the first quarter of 2000 to invest in and develop companies with emerging technology solutions for the education marketplace (“portfolio companies”).  On June 30, 2000, affiliates of Apollo Management L.P. (“Apollo”) and certain members of Sylvan’s management (“management investors”) joined the Company to form Sylvan Ventures, LLC, with total committed funds of $400,000.  Of the $400,000 commitment, the Company has committed $285,000, including investments in portfolio companies valued at $65,000 upon formation; Apollo has committed $100,000; and the management investors have committed $15,000.  Upon formation, Sylvan Ventures issued common membership interests to Sylvan and the management investors and preferred membership interests to Apollo.  Additionally, Sylvan Ventures authorized the granting of plan membership profit interests to members of management that entitle the recipients to receive an aggregate allocation of up to 20% of any cumulative net profits.  As of December 31, 2002, plan membership profit interests have been granted to management for an aggregate allocation of approximately 15.3% of the cumulative net profits upon the occurrence of any profits interest event.

In 2000, the membership agreement provided for the allocation of net losses to the common and preferred members on a pro rata basis, subject to certain limitations.  Beginning January 1, 2001, net losses are allocated on a pro rata basis only to the common membership interest holders until their capital account balances have been reduced to zero, at which time any losses will be allocated to Apollo until its capital account balance has been reduced to zero.  Thereafter, any losses will be allocated on a pro rata basis to all membership interest holders.  Any annual profits earned after January 1, 2001 will first be allocated to Apollo until it has recovered its 2000 allocated losses and then pro rata to the common membership interest holders to recover previously allocated losses.  After all previously allocated losses have been recovered through profit allocations, any additional net profits will be allocated on a pro rata basis to all interest holders, including the plan membership profit interest holders.  The preferred members also maintain a preferred position relating to cash distribution provisions of the membership agreement.

Investment in Affiliates (Equity Method Investments):

The Company’s investment in and advances to affiliates consist of investments in and loans to companies in the initial or early stages of development.  These companies are frequently illiquid or experiencing cash flow deficits from operations. Further, investments are generally unsecured and subordinated to the claims of other creditors.  Accordingly, the Company’s investments in and advances to affiliates are subject to a high degree of investment and credit risk. The Company has made estimates of the recoverability of loans and advances to its affiliates, and due to the inherent uncertainty of the operations of these affiliates, it is possible that these estimates may change in the near term.

Investments in and advances to affiliates consist principally of investments in common stock and preferred stock, as follows as of December 31:

	2002	Voting Interest	2001	Voting Interest

Walden E-Learning, Inc.	N/A	N/A	$31,909	16%
Chancery Software Limited	6,964	42%	6,774	42%
iLearning, Inc.	641	40%	461	27%
EdVerify, Inc.	N/A	N/A	679	42%
Other	1,125	—	564	—
Total	$8,730		$40,387

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

	Year ended December 31,
	2002	2001	2000

Current assets	$8,799	$23,176	$44,420
Other assets	3,280	17,988	67,191
Current liabilities	10,444	19,916	37,902
Long-term liabilities and other	2,478	17,004	7,149
Redeemable convertible preferred stock	37,368	66,878	77,643

Net sales	21,846	48,445	36,086
Gross profit	13,209	29,181	23,105
Net loss	(11,675)	(103,900)	(66,761)

Sylvan Ventures’ equity in net losses related to the investments in affiliates for 2002 and 2001 was $5,595 and $52,374 respectively.  At December 31, 2002, the difference between the carrying amount of equity method investments and the amount of underlying equity in net assets of these investments was $6,244.  Under the provisions of Statement No. 142, the goodwill related to equity method investments is no longer amortized beginning in January 2002.  Prior to 2002, the goodwill was amortized primarily over a three-year period as a component of the Company’s allocable share of income or loss.  For the years ended December 31, 2001 and 2000, equity in net loss of affiliates includes amortization of $8,938 and $3,793, respectively.

Other Investments (Cost Method Investments):

Other investments consist of non-marketable investments in common and preferred stocks of private companies in which the Company does not exercise significant influence.  These investments are carried at cost unless a decline in estimated fair value is determined to be permanent.  Other investments consisted of the following:

	December 31,
	2002	2001
Core Operating Segments:
Chauncey Group International, Ltd.	$—	$8,000
Frontline Group, Inc.	—	7,000
Sylvan Learning Center Spain	—	5,241
Other	4,779	5,000
Sylvan Ventures Segment:
ClubMom, Inc.	7,596	7,326
Total	$12,375	$32,567

Realized Investment Income and Losses

The Company recognized a net realized investment loss of $22,135 in 2002, a net realized investment gain of $7,900 in 2001 and a realized investment loss of $11,441 in 2000.  The most significant transactions giving rise to these gains and losses are described below.

In 2002, the Company recorded a loss of $11,484 related to its investment in the franchisor of Sylvan Learning Centers in Spain.  This investment loss was recognized due to management’s assessment that the investment was permanently impaired as a result of the decline of instructional businesses in Spain.  During 2002, the saturation of the marketplace caused a collapse of the English language instruction business resulting in the bankruptcy of many of the leading adult English language instruction providers and the Company’s sale of its Wall Street Institute business in Spain.  This collapse also had a negative effect on the Sylvan Learning Centers business in Spain, since a main part of the business of the Learning Centers is teaching English language to children.

In 2002, the Company recorded a loss of $7,359 related to the write-off of its investment in and advances to the Frontline Group.  This investment write-off was recognized due to management’s assessment that the investment was permanently impaired as a result of challenges facing the corporate training industry in general and Frontline Group specifically. The Company originally accepted shares of common stock in Frontline Group in 1999, as consideration for the sale of the PACE business unit.

In 2002, the Company sold its investment in Chauncey Group International, Ltd for cost plus accrued interest, yielding cash proceeds of $9,750.

On September 11, 2001, Sylvan Ventures recognized an investment gain of $24,724 upon the sale of its 42% stake in Classwell Learning Group, Inc. for total cash proceeds of $31,807.

On June 15, 2001, Caliber Learning Network, Inc. (“Caliber”) filed for Chapter 11 bankruptcy protection.  The Sylvan Ventures investment in Caliber of $2,931 was reduced to $0 upon recording its allocable share of losses related to Caliber prior to the bankruptcy proceedings, which is included in equity in net loss of affiliates.  Additionally, the Company recorded a loss on investment of $14,231.  This loss consists of bad debt expense for notes receivable from and advances to Caliber of $7,497, as well as the accrual of a $6,734 estimated liability relating to the Company’s guarantee of certain non-cancelable Caliber lease obligations and other Caliber related liabilities incurred by the Company. On December 31, 2002, the loss was increased by $731 due to revised estimates of remaining liabilities resulting from guarantees. Due to the uncertainties surrounding the bankruptcy proceedings and the ultimate settlement of Caliber’s lease and other liabilities, it is possible that the Company’s loss estimate may change prior to finalization.

In 2000, Sylvan Ventures incurred a $3,051 realized loss upon the disposal of its $4,912 investment in the common stock of ZapMe! Corporation for cash proceeds of $1,861.  Sylvan Ventures also recorded realized investment losses of $8,390 in 2000 based on an assessment that two investments were permanently impaired due to a significant deterioration in operating results and concerns regarding the ability of these companies to successfully implement their business plan.

Note 9 - Long-Term Debt

Long-term debt consists of the following at December 31:

	2002	2001
Convertible debentures	$95,000	$100,000
Mortgage notes payable bearing interest at variable rates ranging from 2.95% to 8.25%	48,670	18,444
Notes payable secured by fixed assets, bearing interest at rates rangingfrom 2.95% to 4.65%	12,091	9,980
Long-term credit lines bearing interest at rates ranging from 4.75% to 7.87%	160	214
Capital lease agreements bearing interest at rates ranging from 4.75% to 12.00%	1,770	601
Government loans bearing interest rates ranging from 3.00% to 4.69%	3,983	483
Various notes payable bearing interest at fixed rates ranging from 4.87% to 7.40%	3,746	1,201
	165,420	130,923
Less: current portion of long-term debt	11,365	6,449
Total long-term debt, net of current portion	$154,055	$124,474

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

On June 30, 2000, the Company issued $100,000 of ten-year convertible subordinated debentures to Apollo Management Group.  The debentures bear interest at a fixed rate of 5.00%, payable semi-annually, and are convertible at any time into the Company’s common stock at $15.735 per share.  The debentures are redeemable by the Company, subsequent to June 30, 2003, providing certain conditions are achieved including the average share price exceeding 150% of the conversion price.  The debentures mature on June 30, 2010.  In the first quarter of 2002, $5,000 of the debentures were converted into 318 shares of the Company’s stock.

The Company has a revolving credit facility (the “Facility”) with a group of five banks, which allows the Company to borrow up to an aggregate of $100,000 at variable rates.  Outstanding borrowings under the Facility are unconditionally guaranteed by a pledge of the capital stock of the Company’s domestic subsidiaries.  The Facility expires on December 23, 2003 and there were no borrowings outstanding at December 31, 2002 and 2001.  Debt covenants of the Facility require the Company to maintain certain debt-to-earnings and interest coverage ratios.  Other provisions require maintenance of minimum net worth levels and restrict advances, investments, loans, capital expenditures and dividends.  At December 31, 2002 the Company was in compliance with the covenants under the Facility.

The Company’s long-term debt is secured by assets with a carrying value of $127,526 at December 31, 2002.  Aggregate maturities of Company’s borrowings are as follows: 2003 - $11,365; 2004 - $8,991; 2005 - $5,116; 2006 - $3,574; 2007 - $3,190 and thereafter $133,184.

Note 10 - Due to Shareholders of Acquired Companies

Due to shareholders of acquired companies consists of the following amounts payable in cash at December 31:

	2002	2001
Amounts payable to former shareholders of Drake Prometric	$3,050	$3,050
Amounts payable to former shareholders of UDLA	2,332	—
Amounts payable to former shareholders of Les Roches	1,235	1,029
Amounts payable to former shareholders of Glion	4,223	—
Amounts payable to former shareholders of NTU	7,500	—
	18,340	4,079
Less: Long-term portion (included in other long-term liabilities)	9,538	422
Total current portion	$8,802	$3,657

Note 11 – Leases and Related Party Transactions

The Company conducts significant operations from leased facilities.  These facilities include the Company’s corporate headquarters and other office locations, warehouse space and Company-owned learning centers.  The terms of substantially all of these leases are five years or less, with the exception of the Company’s corporate headquarters facility, which has a lease term ending in August 2009, and generally contain renewal options.  The Company also leases certain equipment under non-cancelable operating leases, the majority of which are for terms of 36 months or less.  Future minimum lease payments at December 31, 2002, by year and in the aggregate, under all non-cancelable operating leases are as follows:

Years ending December 31:
2003	$31,985
2004	30,249
2005	27,083
2006	23,190
2007	21,182
Thereafter	66,659
$200,348

The Company has entered into sublease agreements for leased office space approximating 81,000 square feet, for an annual fee of $2,600, adjusted annually for increases in gross operating rent and related expenses.  The subleases extend from March 3, 2000 through lease expiration in December 2007.

The Company has entered into lease agreements for its university campuses in Mexico with certain officers and minority owners of the Company’s Mexican university subsidiary.  The leases have an initial term of ten years with an additional two-year extension available at the Company’s option. During 2002, this lease was amended to include an additional three-year extension available at the Company’s option, for a total term of up to 15 years.  The amended lease also contains a provision for the Company, at its option, to purchase the real estate at the then fair market value of the property at the end of the lease term.  Fixed monthly rents are adjusted annually for inflation.  The Company recognized approximately $4,534 and $4,090 of rent expense under these leases for the years ended December 31, 2002 and 2001, respectively.

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

Rent expense, net of sub-lease income, included in income from continuing operations for all cancelable and non-cancelable leases was approximately $34,460, $28,998 and $18,383 for the years ended December 31, 2002, 2001 and 2000, respectively.

Note 12 – Contingencies

Loss Contingencies

The Company is subject to legal actions arising in the ordinary course of its business. In management’s opinion, the Company has adequate legal defenses and/or insurance coverage with respect to the eventuality of such actions and does not believe any settlement would materially affect the Company’s financial position.

Guarantees

The Company has guaranteed the bank loans of certain franchisees.  These loans primarily represent the financing of programs and other purchased instructional materials.  Of the $1,757 of available credit under these loans, the outstanding balance was $610 at December 31, 2002.

The Company has guaranteed a $2,000 bank line of credit of an affiliate.  There were no borrowings outstanding as of December 31, 2002 and the line of credit expires on February 29, 2004.

The Company has guaranteed equipment leases of certain affiliates.  As of December 31, 2002, the amount payable by the affiliates under these leases was $750.

The Company has entered into an agreement with a third party to provide course materials.  Payment is due upon sale of the course materials to franchisees.  Under the terms of the agreement, the Company has guaranteed certain annual minimum payments of  $264, to be paid quarterly.  At December 31, 2002, the amount remaining to be paid under the agreement is $1,036.

Contingent Payments and Business Combinations

In the normal course of business, the Company is party to option agreements with franchisees that allow, under specified circumstances, the repurchase of operating franchises at predetermined multiples of operating results.  These options may be at the Company’s or the franchisee’s discretion based upon the individual agreement and specific operating criteria.  None of these option agreements would be individually material and operating results of the Company would not be materially impacted for the current period if the options were exercised.

The Company is self-insured for health care, workers compensation, and other insurable risks up to predetermined amounts above which third party insurance applies.  The Company records estimates of its self-insured benefits liability at each balance sheet date.  The Company is contingently liable to insurance carriers under certain of these policies and has provided a letter of credit in favor of the insurance carriers for approximately $1,300.

Note 13 - Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts and notes receivable, available-for-sale investments, accounts payable, due to shareholders of acquired companies, and short and long-term debt.  Except for convertible debentures with a carrying value of $95,000, the fair value of these financial instruments approximate their carrying amounts reported in the consolidated balance sheets.  The Company’s convertible debentures have a fair value of approximately $99,000 at December 31, 2002, calculated based on the quoted value of the Company’s common stock and the number of shares issuable upon conversion.

It is not practical to estimate the fair value of the Company’s cost method investments with a carrying value of $12,375 at December 31, 2002 because of the lack of quoted market prices of the underlying securities and the inability to determine fair value without incurring excessive costs.

Note 14 – Employee Benefit Plans

Stock Options Plans

The Board of Directors may grant options under five stock option plans to selected employees, officers and directors of the Company to purchase shares of the Company’s common stock at a price not less than the fair market value of the stock at the date of the grant.  The 1998 Stock Incentive Plan (“1998 Plan”) is the only plan with significant stock option awards available for grant.  The 1998 Plan allows for the grant of up to 3,750 shares of common stock in the form of incentive and non-qualified stock options, stock appreciation rights, stock awards, phantom stock awards, convertible securities and performance awards that expire six or ten years after the date of grant.  Options outstanding under all five of the Company’s stock option plans have been granted at prices which are equal to or exceed the market value of the stock on the date of grant and vest ratably over periods not exceeding six years.

The following table summarizes the stock option activity of the Company for the years ended December 31:

	2002		2001		2000
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	8,231	$17.85	9,939	$17.52	10,380	$18.13
Granted	694	20.97	997	18.14	679	14.31
Exercised	(1,106)	12.99	(1,440)	12.01	(91)	5.42
Forfeited	(502)	22.35	(1,265)	22.18	(1,029)	22.27
Outstanding at end of year	7,317	$18.53	8,231	$17.85	9,939	$17.52
Exercisable at end of year	4,969	$17.51	5,088	$16.47	5,675	$15.88

The following table summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Life	Number of Shares	Weighted Average Exercise Prices
$ 3.48-$ 6.08	527	$4.71	0.6	527	$4.71
$ 6.78-$13.11	1,001	11.42	5.5	633	10.65
$ 13.55-$19.77	2,588	14.95	5.2	1,838	14.23
$ 21.06-$32.38	3,201	25.93	4.6	1,971	26.19

Defined Contribution Retirement Plan

The Company sponsors a defined contribution retirement plan under section 401(k) of the Internal Revenue Code. The provisions of this plan allow for voluntary employee contributions up to 20% of an employee’s salary, subject to certain annual limitations.  The Company may at its discretion make matching contributions, which are allocated to eligible participants. All employees are eligible after meeting certain service requirements.  The Company made discretionary contributions to this plan of $833, $742 and $1,218 during the years ended December 31, 2002, 2001 and 2000, respectively.

Employee Stock Purchase Plan

The Company sponsors an employee stock purchase plan that allows eligible employees to purchase shares of common stock at a 15% discount to the lower of the fair market value on the first day or the last day of the annual offering period.  Employees may authorize the Company to withhold up to 10% of their compensation during any offering period, subject to certain limitations.  During 2002, 2001, and 2000, shares totaling 24, 29 and 62 were issued under the plan at an average price of $15.98, $13.93 and $12.61, respectively.

Shares Reserved For Future Issuance

As of December 31, 2002, the Company has reserved 15,206 shares of common stock for future issuance upon the exercise of all outstanding stock options and the conversion of debentures.

Management Ownership Interests in Subsidiaries

Employees of the Company have been granted options to purchase common stock in the Company’s subsidiary operating its International University segment.  If exercised, these options would represent approximately 13% of the total outstanding shares.  During 2002, the Company granted options to employees with an exercise price below the estimated fair value of the underlying common stock.  These options will result in the recognition of $2,660 of compensation expense over the vesting period of these options, of which $1,046 was recognized in 2002.  The options vest over periods of up to five years.

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

Note 15 – Investment and Other Income

The Company’s investment and other income consists of the following as of December 31:

	2002	2001	2000

Interest and other income	$6,869	$9,844	$22,415
Gain (loss) on foreign exchange	(795)	124	(2,029)
	$6,074	$9,968	$20,386

Gain (loss) on foreign exchange in 2000 includes a $3,149 loss related to the settlement of a foreign exchange contract in August 2000.

Note 16- Income Taxes

Significant components of the income tax benefit from continuing operations for the years ended December 31 are as follows:

	2002	2001	2000
Current:
Federal	$(8,455)	$715	$(4,018)
Foreign	8,226	13,587	6,591
State	(443)	(1,882)	(2,242)
	(672)	12,420	331
Deferred:
Federal	6,566	(12,483)	(3,129)
Foreign	(8,781)	(3,265)	(202)
State	(603)	(2,352)	(1,308)
	(2,818)	(18,100)	(4,639)
Total benefit	$(3,490)	$(5,680)	$(4,308)

For the years ended December 31, 2002, 2001 and 2000, foreign income from continuing operations before income taxes was $2,704, $32,572 and $20,997, respectively.

The Company uses the liability method to account for income taxes.  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities arising from continuing operations are as follows as of December 31:

	2002	2001
Deferred tax assets:
Net operating loss carryforwards	$26,519	$13,085
Deferred revenue	5,221	2,865
Allowance for doubtful accounts	2,312	2,801
Deferred compensation	1,509	1,033
Equity in net losses of affiliates	23,305	30,568
Charitable contributions carryforward	73	100
Non-deductible reserves	1,593	1,190
Tax credit carryforward	4,008	2,900
Other	415	349
Total deferred tax assets	64,955	54,891
Deferred tax liabilities:
Deferred contract costs	2,037	1,957
Prepaid expenses	1,620	601
Depreciation	6,081	7,727
Amortization of intangible assets	6,683	2,861
Deferred income	14,871	14,043
Unbilled receivables	802	636
Other	202	202
Total deferred tax liabilities	32,296	28,027

Net future income tax benefits	32,659	26,864
Valuation allowance for net deferred tax assets	(15,670)	(9,231)
Net deferred tax asset	$16,989	$17,633

At December 31, 2002, undistributed earnings from continuing operations of non-U.S. subsidiaries totaled approximately $98,900.  Deferred tax liabilities have not been recognized for these undistributed earnings because it is management’s intention to reinvest such undistributed earnings outside of the U.S.   If all undistributed earnings were remitted to the U.S., the amount of incremental U.S. federal income taxes, net of foreign tax credits, would be approximately $21,200.

At December 31, 2002, undistributed gains on the sale of non-domestic discontinued operations totaled approximately $238,400.  Deferred tax liabilities have not been recognized for these undistributed gains because it is management’s intention to reinvest such undistributed gains outside of the United States.  If all undistributed gains were remitted to the United States, the amount of incremental United States federal income taxes, net of foreign tax credits, would be approximately $83,400.

The net operating loss carryforwards at December 31, 2002 are related to subsidiaries of the Company, and are available only to offset future taxable income of those subsidiaries.  These net operating loss carryforwards will begin to expire in 2005. The tax credit carryfowards consist of foreign tax credits at December 31, 2002 that expire in 2006.  The valuation allowance relates to the uncertainty surrounding the realization of the tax benefits attributable to the net operating losses of subsidiaries of the Company that are available only to offset future taxable income of those subsidiaries.  The increase in the valuation allowance from 2001 to 2002 resulted from an increase in net operating losses of subsidiaries of Sylvan Ventures that cannot be deducted by the Company.

The reconciliation of the reported income tax benefit to the amount that would result by applying the U.S. federal statutory tax rate of 35% to loss from continuing operations before income taxes and cumulative effect of change in accounting principle is as follows for the years ended December 31:

	2002	2001	2000
Tax benefit at U.S. statutory rate	$(6,428)	$(8,094)	$(2,074)
Expense (benefit) attributable to minority interest	440	1,132	(3,542)
Permanent differences	898	2,208	(155)
State income tax benefit, net of federal tax effect	(1,548)	(3,296)	(949)
Tax effect of foreign income taxed at lower rate	(3,310)	(3,290)	(1,676)
Change in valuation allowance	6,439	5,374	3,857
Other	19	286	231
Total tax benefit	$(3,490)	$(5,680)	$(4,308)

Note 17 - Earnings (Loss) Per Share

The following table summarizes the computations of basic and diluted earnings per share for the years ended December 31:

	2002	2001	2000
Numerator used in basic and diluted earnings (loss) per common share:
Loss from continuing operations, before cumulative effect of change in accounting principle	$(14,875)	$(17,446)	$(1,617)
Loss from discontinued operations, net of tax	(2,434)	—	(3,968)
Gain on disposal of discontinued operations, net of tax	—	—	310,807
Cumulative effect of change in accounting principle, net of tax	(78,634)	—	—
Net income (loss)	$(95,943)	$(17,446)	$305,222

Denominator for basic earnings (loss) per share – weighted-average common shares outstanding	40,053	38,135	43,501
Net effect of dilutive stock options based on treasury stock method	—	—	—
Denominator for diluted earnings (loss) per share – weighted average common shares outstanding and assumed conversions	40,053	38,135	43,501

Earnings (loss) per common share, basic and diluted:
Loss from continuing operations, before cumulative effect of change in accounting principle	$(0.37)	$(0.46)	$(0.04)
Loss from discontinued operations, net of tax	(0.06)	—	(0.08)
Gain on disposal of discontinued operations, net of tax	—	—	7.14
Cumulative effect of change in accounting principle, net of tax	(1.97)	—	—
Earnings (loss) per common share, basic	$(2.40)	$(0.46)	$7.02

Stock options and the convertible outstanding debentures (see Note 9) were not included for the years ended December 31, 2002, 2001 and 2000 as the Company reported a net loss from continuing operations.

Note 18 - Business and Geographic Segment Information

The Company is organized on the basis of educational services provided.  The Company’s segments are business units that offer distinct services. The segments are managed separately as they have different customer bases and delivery channels.  In June 2002, the Company realigned its English Language Instruction segment to include only the operations of WSI Spain.  These operations were sold effective July 1, 2002.  The remaining English Language Instruction business is included in the International Universities segment.  Historical segment information has been reclassified to conform to this presentation.  Reportable segments are as follows:

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

International Universities provides post-secondary instruction and degree programs through its network of fully accredited or licensed universities located in Spain, Switzerland, Mexico, Chile and France.  The segment commenced operations in the second quarter of 1999 with the acquisition of a controlling interest in UEM.  Since then, the Company has acquired controlling interests in Les Roches, UVM, UDLA, ESCE, Marbella and Glion.  Through its WSI operations, this segment also provides English language instruction through a combination of computer-based and live instruction through its network of franchised and Company-owned learning centers.

English Language Instruction-Spain consisted of the operations of WSI located in Spain, a business that was sold in the third quarter of 2002.

Sylvan Ventures began operations in the first quarter of 2000.  Sylvan Ventures invests in and incubates companies developing emerging technology solutions for the education and training marketplace, and includes the consolidated operations of eSylvan, Walden, NTU, Connections Academy and EdVerify.

The Company evaluates performance and allocates resources based on operating income before corporate general and administrative expenses and income taxes. Segment operating profit (loss) is calculated as net operating profit (loss) for operating segments.  Segment profit for Sylvan Ventures is calculated as the sum of its revenues, operating costs and general and administrative expenses.  Similar to its relationship with other university partners, Canter and Associates (which is included in the Online Higher Education segment) and Walden (which is included in the Sylvan Ventures segment) have entered into a formal agreement in which Canter markets and distributes its teacher training courses through a graduate degree program at Walden University for a percentage of the gross tuition fees, determined at market rates, associated with this program.  For the year ended December 31, 2002, consolidated earned tuition fees from this program totaled $6,185.

The following table sets forth information on the Company’s reportable segments for the years ending December 31:

2002	K-12 Education Services	Online Higher Education	International Universities	English Language Instruction-Spain	Sylvan Ventures
Revenues	$215,306	$52,426	$303,684	$6,964	$25,618
Segment profit (loss)	42,185	14,443	32,669	(22,597)	(29,006)
Segment assets	137,190	105,503	503,389	—	106,939
Long-lived assets	13,298	6,754	264,516	—	4,705
Depreciation and amortization	4,732	3,081	16,200	809	2,886

2001	K-12 Education Services	Online Higher Education	International Universities	English Language Instruction-Spain	Sylvan Ventures
Revenues	$184,538	$44,328	$236,574	$19,364	$479
Segment profit (loss)	35,423	9,104	24,935	1,533	(24,305)
Segment assets	106,184	101,517	379,053	65,596	70,430
Long-lived assets	10,620	7,155	152,379	7,301	2,525
Depreciation and amortization	7,069	5,402	17,014	2,636	2,234

2000	K-12 Education Services	Online Higher Education	International Universities	English Language Instruction-Spain	Sylvan Ventures
Revenues	$167,306	$36,814	$85,374	$25,245	$16
Segment profit (loss)	30,485	7,752	2,289	5,152	(18,405)
Segment assets	112,395	93,256	313,051	61,972	82,006
Long-lived assets	12,278	3,432	132,281	6,145	3,728
Depreciation and amortization	6,414	4,788	8,837	1,822	690

The following tables reconcile the reported information on segment profit and assets to loss before income taxes and cumulative effect of change in accounting principle and total assets reported in the statements of operations and balance sheets for the years ended December 31:

	2002	2001	2000
Total profit for reportable segments	$37,694	$46,690	$27,273
Corporate general and administrative expense	(21,318)	(22,003)	(20,306)
Other income (expense)	(34,741)	(47,813)	(12,892)
Loss from continuing operations before income taxes and cumulative effect of change in accounting principle	$(18,365)	$(23,126)	$(5,925)

	2002	2001	2000
Total assets for reportable segments	$853,021	$722,780	$662,680
Unallocated corporate assets	112,254	186,411	354,283
Total assets	$965,275	$909,191	$1,016,963

	2002	2001	2000
Total depreciation and amortization for reportable segments	$27,708	$34,355	$22,551
Corporate depreciation and amortization	3,329	3,613	2,732
Depreciation and amortization of discontinued operations	—	—	5,159
Total depreciation and amortization	$31,037	$37,968	$30,442

Three of the Company’s segments include revenues generated from both Company-owned and franchised centers.  The following table sets forth the components of total revenues of these segments at December 31:

	K-12 Education Services
	2002	2001	2000
Company-owned	$171,197	$144,409	$130,101
Franchise centers	44,109	40,129	37,205
Total revenues	$215,306	$184,538	$167,306

	International Universities
	2002	2001	2000
Company-owned	$298,762	$233,851	$84,106
Franchise centers	4,922	2,723	1,268
Total revenues	$303,684	$236,574	$85,374

	English Language Instruction – Spain
	2002	2001	2000
Company-owned	$5,557	$16,904	$21,732
Franchise centers	1,137	2,460	3,513
Total revenues	$6,694	$19,364	$25,245

Direct costs for these segments relate primarily to the Company-owned centers.  Costs related to the franchised centers are included in the Company’s general segment expenses.  It is not practical to quantify these costs separately.

Revenue and long-lived assets information by geographic area for the years ended December 31 is as follows:

	2002	2001	2000
Revenues
United States	$275,734	$213,971	$188,598
Mexico	133,706	112,554	9,912
Spain	71,989	72,277	69,733
Other foreign countries	122,569	86,481	46,512
Consolidated total	$603,998	$485,283	$314,755

Long-Lived Assets
United States	$44,903	$41,712	$34,948
Mexico	45,618	29,208	16,310
Spain	94,517	78,670	82,156
Switzerland	90,231	28,731	23,665
Other foreign countries	34,182	23,187	16,477
Consolidated total	$309,451	$201,508	$173,556

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

Interest payments were approximately $7,395, $9,701 and $2,981 for the years ended December 31, 2002, 2001 and 2000, respectively. Income tax payments were $4,277, $93,680 and $25,112 for the years ended December 31, 2002, 2001, and 2000, respectively.

Note 20 - Quarterly Financial Data (Unaudited)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods.  Summarized operating data is as follows:

	Quarter Ended
2002	March 31	June 30	September 30	December 31

Revenues	$138,369	$159,422	$131,463	$174,744
Operating income (loss)	3,908	(2,650)	866	14,252
Loss from continuing operations before cumulative effect of change in accounting principle	(416)	(5,083)	(5,691)	(3,685)
Loss on sale of discontinued operations	—	—	—	(2,434)
Loss before cumulative effect of change in accounting principal	(416)	(5,083)	(5,691)	(6,119)
Cumulative effect of change in accounting principle	(78,634)	—	—
Net loss	$(79,050)	$(5,083)	$(5,691)	$(6,119)

Loss per common share, basic and diluted:
Loss from continuing operations before cumulative effect of change in accounting principle	$(0.01)	$(0.13)	$(0.14)	$(0.09)
Loss on sale of discontinued operations	—	—	—	(0.06)
Loss before cumulative effect of change in accounting principle	$(0.01)	$(0.13)	$(0.14)	$(0.15)
Cumulative effect of change in accounting principle	(1.97)	—	—	—
Net loss	$(1.98)	$(0.13)	$(0.14)	$(0.15)

Shares used in computation, basic and diluted:	39,421	40,110	40,331	40,329

During the quarter ended March 31, 2002, in accordance with Statement No. 142, the Company recorded a non-cash charge of $78,634, net of income tax benefit of $7,700 which is included as a cumulative effect of a change in accounting principle (see Note 7).  During the quarter ended September 30, 2002, the Company recorded a loss of $7,359 related to the write-off of its investment in and advances to the Frontline Group (see Note 8).  During the quarter ended December 31, 2002, the Company recorded a loss on sale of discontinued operations of  $2,434, net of income tax benefit of $1,597 related to the sales of Prometric and Aspect  (see Note 3).  Also during the quarter ended December 31, 2002, the Company recorded the following non-cash charges:  $11,484 related to the write-off of the investment in and advances to Sylvan Spain, a franchisor of  Sylvan Learning Centers in Spain (see Note 8); $731 of losses related to guarantees of Caliber leases (See Note 8); and $3,533 write-off of deferred costs related to the terminated initial public offering of the International Universities segment and one terminated International Universities acquisition.

	Quarter Ended
2001	March 31	June 30	September 30	December 31

Revenues	$116,249	$126,279	$105,059	$137,696
Operating income	644	11,161	1,595	11,287
Net income (loss)	$(11,584)	$(13,434)	$8,369	$(797)

Earnings (loss) per common share:
Basic	$(0.31)	$(0.35)	$0.22	$(0.02)
Diluted	$(0.31)	$(0.35)	$0.20	$(0.02)

Shares used in computation:
Basic	37,441	37,877	38,472	38,708
Diluted	37,441	37,877	46,553	38,708

During the quarter ended June 30, 2001, the Company recognized a loss on investment of $14,231 as a result of the bankruptcy filing of Caliber Learning Network, Inc. (see Note 6).  During the quarter ended September 30, 2001, the Company sold its investment in Classwell Learning Group, Inc. and recognized an investment gain of $24,724 (see Note 6).  Revenues for Sylvan Ventures, previously classified as a component of Sylvan Ventures operating costs due to their immaterial amount, have been reclassified to revenues.  Additionally, scholarships and discounts for the period from January 1, 2001 through September 30, 2001 have been reclassified from expenses to reduce revenues.  Revenues as previously reported were $120,446 for the quarter ended March 31, 2001, $130,395 for the quarter ended June 30, 2001, and $107,749 for the quarter ended September 30, 2001.  This reclassification of Sylvan Ventures revenue and scholarships and discounts has no effect on the net income (loss) of the Company.

Earnings per share are computed independently for each of the quarters presented.  Therefore, the sum of the quarterly net earnings per share will not necessarily equal the total for the year.

Note 21 – Subsequent Events

Pending Sale of Business Units

On March 10, 2003, the Company announced that it would sell the operations comprising its K-12 education business units and committed to a plan to sell certain investments in Sylvan Ventures that are not strategic to its post-secondary education business.  Upon completion of the contemplated transactions, the Company’s operations would consist solely of its post-secondary business units comprising its International Universities and Online Higher education segments.

On March 10, 2003, the Company and Educate Operating Company, LLC (“Educate LLC”), a company newly-formed by Apollo Management, L.P., (“Apollo”) executed an Asset Purchase Agreement that provided for the acquisition by Educate LLC of substantially all of the Company’s K-12 education business units, including eSylvan, Inc. and Connections Academy, Inc., which are investments held by Sylvan Ventures.  The consideration for the sale of the assets comprising the K-12 business units will consist of the following at closing:

•

Cash of $112,000 to $117,000 plus an amount equal to the difference between $72,500 and the conversion value of the convertible debentures issued by the Company and surrendered by Apollo at closing, less any accrued and unpaid interest on the debentures.

•	A subordinated note in the amount of $55,000, bearing interest at 12% per annum and maturing in 2009;
•	The surrender of convertible debentures issued by the Company with a conversion value of up to $72,500;
•	The assumption of trade account payable of the K-12 business units, and other specified liabilities of the K-12 business units;
•	Apollo’s 25% preferred interest in Sylvan Ventures.

Additionally, the proceeds received by the Company are subject to post closing adjustments for specified changes in working capital from the date of the agreement to the closing date.  The Company is also eligible for up to $10 million of additional consideration if certain operations of Connections Academy exceed specified levels of earnings any time prior to December 31, 2007.  The transaction will result in the elimination of various consent and governance rights that had been held by Apollo.  Apollo’s representation on the Company’s Board of Directors will be reduced from two board seats to one.

In a separate transaction, Sylvan acquired the remaining membership interest in Sylvan Ventures not owned by Sylvan or Apollo for consideration of 581,000 shares of Sylvan stock, which is restricted from sale for three years.  Additionally, all membership profit interests in Sylvan Ventures have also been eliminated.  Upon completion of these acquisitions and the sale of the K-12 business units, the Company will own all of the membership interests of Sylvan Ventures LLC. The remaining investments of Sylvan Ventures will include the consolidated investments of Walden and NTU, which will be managed and reported within the Online Higher Education segment, and a $2,500 debt instrument that will be amortized over the next two years.  In addition, investments with a carrying value of $16,701 at December 31, 2002 are held for sale to be marketed to a single buyer and are expected to be sold by June 30, 2003 for principally contingent consideration.

The Company, after the sale of substantially all of its K-12 business units, will hold for sale the remaining K-12 assets of the Company, consisting of the Company’s Sylvan Learning Center operations in the United Kingdom and France.  The Company expects to sell these two operations for principally contingent amounts of future consideration by December 31, 2003.

The transactions were negotiated and approved by a committee of Sylvan’s Board of Directors composed solely of independent directors.  Credit Suisse First Boston LLC and U.S. Bancorp Piper Jaffray, Inc. were financial advisors to the committee of independent directors.  The Apollo transaction is subject to legal and regulatory approvals and is expected to close by June 30, 2003.

As a result of these expected disposal transactions, the Company estimates that it will record (i) a yet to be determined gain from the disposition of its K-12 business units upon closing of the sale to Educate LLC (expected to be in the second quarter of 2003), representing the difference between the carrying value of the net assets sold (approximately $115,949 million at December 31, 2002) and the net proceeds upon sale (ii) a loss in the first quarter of 2003 of approximately $17,300 to reduce the carrying value of the held for sale assets of Sylvan Ventures to their estimated net realizable value, and (iii) a loss in the first quarter of 2003 of approximately $11,000 to reduce the carrying value of the held for sale assets of the Company’s UK and France Learning Center operations to their estimated net realizable value.

The operations of the Company’s disposal groups comprising its K-12 business units will be classified as discontinued operations beginning in the first quarter of 2003.  Because the operations and cash flows of these components will be eliminated from the ongoing operations of the Company as a result of the disposal transactions, and because the Company will not have any significant continuing involvement in the held for sale operations after the disposal transactions, the results of operations of this component will be reported for all periods as a separate component of income, net of income taxes.

Summarized operating results from the discontinued operations included in the Company’s statement of operations are as follows:

K-12, eSylvan, Connections Academy Disposal Group

	2002	2001	2000
Revenues	$218,392	$185,019	$167,323
Pretax income from discontinued operations	$15,778	$20,655	$18,325

UK/France Disposal Group

2002
Revenues	$221
Pretax loss from discontinued operations	$(2,653)

Assets and liabilities of the discontinued operations at December 31 were as follows:

K-12, eSylvan, Connections Academy Disposal Group

	2002	2001
Current assets	$42,914	$42,762
Property and equipment, net	26,327	26,531
Other assets	77,512	58,484
Current liabilities	(30,292)	(20,302)
Long-term liabilities	(512)	—
Net assets of discontinued operation	$115,949	$107,475

UK/France Disposal Group

2002
Current assets	$795
Property and equipment, net	896
Other assets	9,148
Net assets of discontinued operation	$10,839

The assets and liabilities of the remaining Sylvan Ventures assets at December 31 were as follows:

Venture Disposal Group

	2002	2001
Current assets	$1,412	$605
Property and equipment, net	262	—
Investments	15,203	15,241
Other assets	119	—
Minority interest	(295)	—
Net assets of discontinued operation	$16,701	$15,846

Expected Stock Option Modification in the Second Quarter of 2003

As discussed more fully in Note 14, certain employees of the Company’s International University segment have been granted options to acquire common stock of the holding company subsidiary comprising the International University segment.  Due to the restructuring of the Company’s operations resulting from the sale of the K-12 business units and non-

strategic Sylvan Ventures assets, the Company has negotiated an agreement with certain key employees holding stock options to acquire common stock of the subsidiary that provides for the exchange of these stock options for stock options to acquire common stock of Sylvan, contingent upon the closing of the sale of the K-12 business units to Educate LLC.  The Company also expects to offer similar terms to other employees holding options to acquire common stock of the subsidiary.  The result of the exchange of options will not increase the aggregate intrinsic value of the options or reduce the ratio of the exercise price per share of the options to the per share fair value of common stock on the date of exchange, as determined by independent members of the Board of Directors advised by independent valuation experts.

The exchange will be accounted for as a modification of granted stock options, resulting in a new measurement date for the exchanged stock options.  The Company estimates that the modification will result in non-cash compensation expense of approximately $25,000.  The change will be recorded primarily in the quarter the conversion is completed with the balance recorded over any remaining vesting period.

In connection with the sale of the K-12 Education business, each unexpired and unexercised outstanding option to purchase shares of the Company’s common stock held by employees who will be employed by Educate LLC will continue to vest for a period of twelve months following the closing of the transaction and will be exercisable for twenty-four months following the closing. This will be accounted for as a modification of granted stock options, resulting in a new measurement date.  The modification will result in non-cash compensation expense in an amount equal to the intrinsic value of such options at the date of closing.  This expense will be included in the Company’s results from discontinued operations.

Schedule II

SYLVAN LEARNING SYSTEMS, INC

VALUATION AND QUALIFYING ACCOUNTS

(IN THOUSANDS)

		Additions

Description

	Balance at Beginning of Period	Charges to Costs and Expenses	Charges to Other Accounts (1)	Deductions	Balance at End of Period
YEAR ENDED DECEMBER 31, 2002
Allowance for doubtful accounts	$11,036	$15,885	$634	$12,603	$14,952
Deferred tax asset valuation account	$9,231	$6,439	—	—	$15,670

(1) Other charges consist of reserves acquired through purchase acqusitions.