Form 10-Q
period 2003-03-31
SYLVAN LEARNING SYSTEMS INC
filed 2003-05-15
CIK 912766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

for the quarter ended March 31, 2003 or

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

The registrant had 40,976,115 shares of Common Stock outstanding as of May 12, 2003.

SYLVAN LEARNING SYSTEMS, INC.

SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollar and share amounts in thousands, except per share data)

	March 31, 2003	December 31, 2002
	(Unaudited)	(Restated)
Assets
Current assets:
Cash and cash equivalents	$91,860	$98,618
Available-for-sale securities	23,726	22,546

Receivables:
Accounts receivable	80,595	68,439
Notes receivable	14,315	11,270
Other receivables	6,274	7,566
	101,184	87,275
Allowance for doubtful accounts	(13,486)	(9,620)
	87,698	77,655

Inventory	4,702	3,955
Deferred income taxes	7,354	2,545
Prepaid expenses and other current assets	22,486	21,817
Current assets of discontinued operations	92,260	104,464
Total current assets	330,086	331,600

Notes receivable, less current portion	14,898	11,889

Property and equipment:
Land	39,805	38,028
Buildings	162,314	157,834
Construction-in-progress	16,872	14,496
Furniture, computer equipment and software	96,750	93,748
Leasehold improvements	29,991	28,747
	345,732	332,853
Accumulated depreciation	(56,041)	(50,623)
	289,691	282,230
Intangible assets:
Goodwill	194,526	193,301
Other intangible assets, net of accumulated amortization of $2,893 and $2,530 at March 31, 2003 and December 31, 2002, respectively	36,157	36,543
	230,683	229,844

Investments in and advances to affiliates	927	8,730
Other investments	4,778	12,375
Deferred income taxes	12,919	10,231
Deferred costs, net of accumulated amortization of $4,882 and $4,417 at March 31, 2003 and December 31, 2002, respectively	8,808	6,600
Other assets	19,703	16,875
Long-term assets of discontinued operations	55,000	55,000
Total assets	$967,493	$965,374

SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (continued)

(Dollar and share amounts in thousands, except per share data)

	March 31, 2003	December 31, 2002
	(Unaudited)	(Restated)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$26,016	$28,171
Accrued expenses	57,664	55,315
Income taxes payable	1,130	12,680
Current portion of long-term debt	12,099	11,194
Due to shareholders of acquired companies	8,859	8,802
Deferred revenue	92,343	76,773
Other current liabilities	4,071	1,672
Current liabilities of discontinued operations	36,370	30,648
Total current liabilities	238,552	225,255

Long-term debt, less current portion	151,915	153,542
Other long-term liabilities	26,546	26,636
Total liabilities	417,013	405,433

Minority interest	73,616	74,013

Stockholders’ equity:
Preferred stock, par value $0.01 per share—authorized 10,000 shares, no shares issued and outstanding as of March 31, 2003 and December 31, 2002	—	—
Common stock, par value $0.01 per share—authorized 90,000 shares, issued and outstanding shares of 40,958 as of March 31, 2003 and 40,331 as of December 31, 2002	410	403
Additional paid-in capital	263,818	257,926
Retained earnings	230,872	246,843
Accumulated other comprehensive loss	(18,236)	(19,244)
Total stockholders’ equity	476,864	485,928

Total liabilities and stockholders’ equity	$967,493	$965,374

See accompanying notes to consolidated financial statements.

SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Dollar and share amounts in thousands, except per share data)

	Three months ended March 31,
	2003	2002
		(Restated)
	(Unaudited)
Revenues
Core operating segments	$108,286	$84,880
Sylvan Ventures	435	—
Total revenues	108,721	84,880
Costs and expenses
Direct costs:
Core operating segments	102,347	79,684
Sylvan Ventures	1,469	—
General and administrative expenses:
Core operating segments	5,794	5,109
Sylvan Ventures	977	1,305
Total costs and expenses	110,587	86,098

Operating loss	(1,866)	(1,218)

Other income (expense)
Investment and other income	206	1,514
Interest expense	(2,402)	(2,049)
Loss on Sylvan Ventures investments held for sale	(8,394)	—

Equity in net income (loss) of affiliates:
Sylvan Ventures	(7,502)	(1,810)
Other	66	(97)
	(7,436)	(1,907)
Minority interest in consolidated subsidiaries:
Sylvan Ventures	487	396
Other	(1,749)	(1,343)
	(1,262)	(947)
Loss from continuing operations before income taxes and cumulative effect of change in accounting principle	(21,154)	(4,607)
Income tax benefit	8,012	2,691
Loss from continuing operations before cumulative effect of change in accounting principle	(13,142)	(1,916)
Income from discontinued operations, net of income tax expense of $1,655 in 2003 and $3,286 in 2002	2,388	1,500
Loss on disposal of discontinued operations, net of income tax benefit of $7,425 in 2003	(5,217)	—
Loss before cumulative effect of change in accounting principle	(15,971)	(416)
Cumulative effect of change in accounting principle, net of income tax benefit of $7,700 in 2002	—	(78,634)
Net loss	$(15,971)	$(79,050)

Loss per common share, basic and diluted:
Loss from continuing operations before cumulative effect of change in accounting principle	$(0.33)	$(0.05)
Net loss	$(0.39)	$(2.01)

See accompanying notes to consolidated financial statements.

SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Three months ended March 31,
	2003	2002
	(Unaudited)
Operating activities
Net loss	$(15,971)	$(79,050)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	8,382	6,380
Amortization	711	426
Deferred income taxes	(2,422)	(344)
Loss on investments held for sale	8,394	—
Equity in net loss of affiliates	7,436	1,907
Minority interest in income of consolidated subsidiaries	1,262	947
Loss on disposal of discontinued operations	5,217	—
Cumulative effect of change in accounting principle	—	86,334
Other non-cash items	1,586	(246)
Changes in operating assets and liabilities:
Receivables	(18,652)	(14,829)
Tuition loans, net	881	2,555
Inventory, prepaid expenses and other current assets	(3,002)	(5,625)
Accounts payables and accrued expenses	4,525	6,455
Income taxes payable	(4,189)	(8,995)
Deferred revenue and other current liabilities	17,029	17,514
Net cash provided by operating activities	11,187	13,429

Investing activities
Purchase of available-for-sale securities	(9,519)	(1,912)
Proceeds from sale or maturity of available-for-sale securities	8,287	13,950
Investment in and advances to affiliates and other investments	(331)	(831)
Purchase of property and equipment	(9,414)	(13,487)
Cash paid for acquired businesses, net of cash received	—	(10,207)
Payment of contingent consideration for prior period acquisitions	(1,714)	—
Expenditures for deferred contract costs	(1,158)	(890)
Increase in other assets	(3,374)	(4,336)
Net cash used in investing activities	(17,223)	(17,713)

Financing activities
Proceeds from exercise of options and warrants	90	8,628
Proceeds from issuance of debt	564	12,991
Payments on debt	(2,626)	(1,280)
Cash received from minority members of Sylvan Ventures	829	7,588
Cash distributed to minority members of Sylvan Ventures	—	(12,000)
Change in other long-term liabilities	(58)	713
Net cash provided by (used in) financing activities	(1,201)	16,640
Effect of exchange rate changes on cash	234	(234)
Net increase (decrease) in cash and cash equivalents	(7,003)	12,122
Cash and cash equivalents at beginning of period	106,043	102,194
Cash and cash equivalents at end of period	$99,040	$114,316

Cash and cash equivalents classified as:
Continuing operations	91,860	107,163
Discontinued operations	7,180	7,153
Cash and cash equivalents at end of period	$99,040	$114,316

See accompanying notes to consolidated financial statements.

Sylvan Learning Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Unaudited

(Dollar and share amounts in thousands, except per share amounts)

March 31, 2003

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.  The traditional semester programs in the education industry, with a summer break, result in large seasonality in the operating results of Sylvan Learning Systems, Inc. (the “Company”).  The consolidated balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

On March 10, 2003 the Company announced that it would sell the operations comprising its K-12 education business units (“K-12 segment”) and committed to a plan to sell certain investments in Sylvan Ventures that are not strategic to its remaining post-secondary education business (see Note 4 for further description).  In connection with this announcement, the Company realigned its business segments.  The Company’s realigned segments include three separate business segments: a campus based university segment (“Campus Based”), an online university segment (“Online”), and Sylvan Ventures.  The Campus Based segment owns or maintains controlling interests in six private universities located in Spain, Switzerland, Mexico, Chile and France and also includes the non-Spain operations of Wall Street Institute, a European-based franchiser and operator of learning centers that teach the English language in the post-secondary market.  The Online segment provides professional development and graduate degree programs to teachers through Canter and Associates. Online also includes the operations of Walden E-Learning, Inc. (“Walden”) and National Technological University (“NTU”), which were previously reported as part of Sylvan Ventures. The Sylvan Ventures segment includes investments in certain education technology companies and consolidates the operations of EdVerify, Inc. (“EdVerify”) and Educational Satellite Services, Inc. (“ESS”), majority-owned subsidiaries.  The Company plans to dispose of all remaining investments of the Sylvan Ventures segment, including EdVerify and ESS. Sylvan Ventures general and administrative expenses include the costs incurred to oversee its investments.

The accompanying consolidated balance sheets, statements of operations and related notes have been restated to reflect the K-12 segment as discontinued operations for all periods presented.

Certain amounts previously reported for 2002 have been reclassified to conform with the 2003 presentation.

Note 2 – Accounting Policies

Stock Options Granted to Employees and Non-Employees

The Company records compensation expense for all stock-based compensation plans using the intrinsic value method and provides pro forma disclosures of net income (loss) and net earnings (loss) per common share as if the fair value method had been applied in measuring compensation expense.  The Company records compensation expense for all stock options granted to non-employees in an amount equal to their estimated fair value at the earlier of the performance commitment date or the date at which performance is complete, determined using the Black-Scholes option valuation model.  The compensation expense is recognized ratably over the vesting period.

Pro forma net income and earnings per share information has been determined as if the Company had accounted for its stock options using the fair value method.  The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  Because Company’s stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods.  The Company’s pro forma information is as follows for the quarters ended March 31:

	2003	2002
Net loss, as reported	$(15,971)	$(79,050)
Stock-based employee compensation expense included in net income as reported, net of tax	25	30
Stock-based employee compensation expense as if the fair value method had been applied, net of tax	(98)	(655)
Pro forma net loss	$(16,044)	$(79,675)

Loss per share, basic and diluted:
As reported	$(0.39)	$(2.01)
Pro forma	$(0.40)	$(2.02)

Note 3 - New Accounting Standards

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

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others. The Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  The Interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The initial recognition and initial measurement provisions of Interpretation No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  The disclosure requirements in Interpretation No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002.  The Company has made certain guarantees that may be subject to the liability recognition provisions of the Interpretation if modified.  The Company adopted the disclosure requirements of the standard for its December 31, 2002 reporting period.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities.  The objective of Interpretation No. 46 is to improve financial reporting by companies involved with variable interest entities.  The Interpretation requires variable interest entities to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both.  The Company currently does not have any variable interest entities and, therefore, will apply the provisions of Interpretation No. 46 prospectively.

The EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, addresses situations which may involve the delivery or performance of multiple products, services, and/or rights to use assets, and for which performance may occur at different points in time or over different periods of time.  The Issue also addresses whether the different revenue-generating activities, or deliverables, are sufficiently separable, and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables.  The issue applies to all contractual arrangements under which a vendor will perform multiple revenue-generating activities.  Issue No. 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted.  The Company will adopt this guidance prospectively for all revenue arrangements entered into after January 1, 2003.  The Company does not believe that the impact of adoption will be material to reported operating results.

Note 4 – Discontinued Operations

On March 10, 2003, the Company and Educate, Inc., a company newly formed by Apollo Management, L.P., (“Apollo”) executed an Asset Purchase Agreement that provided for the acquisition by Educate, Inc. of substantially all of the Company’s K-12 education business units, including eSylvan, Inc. and Connections Academy, Inc., which are investments held by Sylvan Ventures (“K-12 Disposal Group”). The consideration for the sale of the assets comprising the K-12 Disposal Group will consist of the following at closing:

•                  Cash of $112,000 to $117,000 plus an amount equal to the difference between $72,500 and the conversion value of the convertible debentures issued by the Company and surrendered by Apollo at closing, less any accrued and unpaid interest on the debentures, plus deferred payments of approximately $3.0 million;

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

•                  Apollo’s 25% preferred interest in Sylvan Ventures.

Additionally, the proceeds received by the Company are subject to post-closing adjustments for specified changes in working capital from the date of the agreement to the closing date.  The Company is also eligible for up to $10 million of additional consideration if certain operations of Connections Academy exceed specified levels of earnings any time prior to December 31, 2007.  The transaction will result in the elimination of various consent and governance rights that had been held by Apollo.  Apollo’s representation on the Company’s Board of Directors will be reduced from two board seats to one.

As a result of this expected disposal transaction, the Company estimates that it will record a yet to be determined gain from the disposition of its K-12 business units upon closing of the sale to Educate, Inc.  (expected to be in the second quarter of 2003), representing the difference between the carrying value of the net assets sold (approximately $111 million at March 31, 2003) and net proceeds upon sale.

In the first quarter of 2003, the Company recorded a loss on disposal of discontinued operations of $5,217, net of income tax benefit of $7,425 related to the write-off of the net assets of the UK/France Disposal Group.  The Company expects to sell these two operations for principally contingent amounts of future consideration by December 31, 2003.

The operations of the Company’s disposal groups comprising its K-12 business units are classified as discontinued operations.  Because the operations and cash flows of these components will be eliminated from the ongoing operations of the Company as a result of the disposal transactions, and because the Company will not have any significant continuing involvement in the held for sale operations after the disposal transactions, the results of operations of this component will be reported for all periods as a separate component of income, net of income taxes.

Summarized operating results from the discontinued operations included in the Company’s statement of operations are as follows for the three months ended March 31:

	K-12		UK/France
	2003	2002	2003
Revenues	$60,850	$52,972	$204
Pretax income (loss) from discontinued operations	$4,808	$4,786	$(766)

Assets and liabilities of the discontinued operations were as follows:

	K-12 Disposal Group		UK/France Disposal Group
	March 31, 2003	December 31, 2002	December 31, 2002
Current assets	$39,578	$41,109	$795
Property and equipment, net	25,187	26,326	896
Goodwill	74,997	71,705	9,035
Other assets	6,746	9,485	113
Current liabilities	(34,938)	(30,134)	—
Long-term liabilities	(680)	(514)	—
Net assets of discontinued operations	$110,890	$117,977	$10,839

The accompanying balance sheets at March 31, 2003 and December 31, 2002 classifies the assets and liabilities of the asset disposal groups based on the probable timing of sales proceeds.

Note 5 - Investments

Sylvan Ventures

On March 10, 2003 Sylvan acquired the remaining membership interests in Sylvan Ventures not owned by Sylvan or Apollo for consideration of 581 shares of Sylvan common stock, which is restricted from sale for three years. These membership interests were held by a group of investors, including certain executives of the Company.  Additionally, all membership profit interests in Sylvan Ventures were eliminated.  Upon completion of the sale of the K-12 business units, the Company will own all of the membership interests of Sylvan Ventures LLC.  Contemporaneous with these transactions, the Company announced its intention to disband Sylvan Ventures and sell assets non-strategic to its post-secondary business, and recorded a loss on Sylvan Ventures assets held for sale of $8,394, primarily representing the book value of  Sylvan Ventures cost basis investments in iLearning ($298) and ClubMom ($7,596). In addition, Sylvan Ventures wrote down the balance in its equity method investment in Chancery through a charge to equity in net loss of affiliates.  Sylvan Ventures also recorded an operating loss of $221 related to the write-off of the net assets of the consolidated investment in EdVerify.  These investments are being marketed to a single buyer and are expected to be sold by June 30, 2003 for principally contingent consideration.

The remaining investments of Sylvan Ventures  consist of the consolidated investments of Walden and NTU, which will be managed and reported within the Online segment, and a $2,371 note receivable that will mature over the next two years.

Investments in and advances to affiliates consist principally of investments in common stock and preferred stock, as follows as of March 31, 2003 and December 31, 2002, respectively:

	March 31, 2003	Ownership Interest	December 31, 2002	Ownership Interest

Chancery Software Limited	$—	42.0%	$6,964	42%
iLearning, Inc.	—	2.5%	641	40%
Other	927		1,125
Total	$927		$8,730

Sylvan Ventures equity in net gains (losses) related to the investments in affiliates for the three months ended March 31, 2003 and 2002 was $865 (excluding the write-down of Chancery) and $1,810, respectively.

Each period in the tables below includes summarized financial data of those affiliates accounted for using the equity method in which Sylvan Ventures had an interest at the end of the period, and includes results of operations data of the affiliate for the entire quarter.

	March 31, 2003	December 31, 2002

Current assets	$7,087	$8,799
Other assets	1,236	3,280
Current liabilities	7,180	10,444
Long-term and other liabilities	3	2,478
Redeemable convertible preferred stock	38,520	37,368

	Three months ended March 31,
	2003	2002
Net sales	$4,104	$5,339
Gross profit	3,052	3,018
Net loss	(1,163)	(4,868)

Note 6 - Goodwill and Other Intangible Assets

The following table summarizes the intangible assets that are subject to amortization as of March 31, 2003:

Amortizing Intangible Assets
Gross carrying amount	$9,783
Accumulated amortization	(2,893)
Net carrying amount	$6,890

The estimated amortization expense for intangible assets for each of the five years subsequent to December 31, 2002 is as follows: 2003 - $1,901; 2004 - $1,741; 2005 - $1,298; 2006 - $1,067 and 2007 - $744.

Note 7 – Income Taxes

The tax provisions for the three month periods ended March 31, 2003 and 2002 were based on the estimated effective tax rates applicable for the full years, after giving effect to significant items related specifically to the interim periods, including the reported results of Sylvan Ventures’ investments accounted for using the equity method.  The Company’s income tax provisions for all periods consist of federal, state, and foreign income taxes.  The Company’s effective tax rate from continuing operations was 37.9% for the three months ended March 31, 2003.  Due to the volatility of Sylvan Ventures’ income and losses, the Company’s consolidated effective tax rate may fluctuate from quarter to quarter.  However, on a full year basis the Company estimates that the effective income tax rate for the Company excluding Sylvan Ventures, and for Sylvan Ventures, for the year ending December 31, 2003 will be 28.0% and 40.0%, respectively.  Fluctuations in the magnitude and timing of the tax impact of Sylvan Ventures’ financial results may cause the Company’s consolidated effective income tax rate to vary substantially from the statutory rate.

At March 31, 2003, undistributed earnings of non-U.S. subsidiaries totaled approximately $104,300. Deferred tax liabilities have not been recognized for these undistributed earnings because it is management’s intention to reinvest such undistributed earnings outside of the United States.  If all undistributed earnings were remitted to the United States, the amount of incremental U.S. federal income taxes, net of foreign tax credits, would be approximately $21,400.

Note 8 – Stockholders’ Equity

The components of stockholders’ equity are as follows:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

Balance at December 31, 2002	$403	$257,926	$246,843	$(19,244)	$485,928

Options exercised for purchase of 7 shares of common stock, including income tax benefit of $17		106			106
Issuance of 40 shares of common stock in connection with the employee stock purchase plan		422			422
Issuance of 581 shares of restricted common stock in connection with acquisition of minority interest in Sylvan Ventures LLC	6	5,148			5,154
Other equity activity	1	216			217
Comprehensive loss:
Net loss for the three months ended March 31, 2003			(15,971)		(15,971)
Foreign currency translation adjustment				990	990
Unrealized loss on available- for-sale securities				18	18
Total comprehensive loss					(14,963)
Balance at March 31, 2003	$410	$263,818	$230,872	$(18,236)	$476,864

Expected Stock Option Modification in the Second Quarter of 2003

Certain employees of the Company’s Campus Based segment have been granted options to acquire common stock of the holding company subsidiary comprising the Campus Based segment.  In connection with the restructuring of the Company’s operations resulting from the sale of the K-12 business units and non-strategic Sylvan Ventures assets, the Company has negotiated an agreement with certain key employees holding stock options to acquire common stock of the subsidiary that provides for the exchange of these stock options for stock options to acquire common stock of Sylvan, contingent upon the closing of the sale of the K-12 business units to Educate, Inc.  The Company also expects to offer similar terms to other employees holding options to acquire common stock of the subsidiary.  The result of the exchange of options will not increase the aggregate intrinsic value of the options or reduce the ratio of the exercise price per share of the options to the per share fair value of common stock on the date of exchange, as determined by independent members of the Board of Directors advised by independent valuation experts.

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

In connection with the sale of the K-12 Education business discussed more fully in Note 4, each unexpired and unexercised outstanding option to purchase shares of the Company’s common stock held by employees who will be employed by Educate, Inc.  will continue to vest for a period of twelve months following the closing of the transaction and will be exercisable for twenty-four months following the closing. This will be accounted for as a modification of granted stock options, resulting in a new measurement date.  The modification will result in non-cash compensation expense in an amount equal to the intrinsic value of such options at the date of closing.  This expense will be included in the Company’s results from discontinued operations.

Note 9 - Comprehensive Loss

The components of comprehensive loss, net of related income taxes, are as follows:

	Three months ended March 31,
	2003	2002
Net loss	$(15,971)	$(79,050)
Foreign currency translation adjustment	990	(4,208)
Unrealized gain (loss) on available-for-sale securities	18	(156)
Comprehensive loss	$(14,963)	$(83,414)

Note 10 – Loss Per Share

The following table summarizes the computations of basic and diluted loss per common share:

	Three months ended March 31,
	2003	2002
Numerator used in basic and diluted loss per common share:
Loss from continuing operations, before cumulative effect of change in accounting principle	$(13,142)	$(1,916)
Income from discontinued operations, net of tax	2,388	1,500
Loss on disposal of discontinued operations, net of tax	(5,217)	—
Cumulative effect of change in accounting principle, net of tax	—	(78,634)
Net loss	$(15,971)	$(79,050)

Denominator:
Weighted average common shares outstanding	40,477	39,421
Net effect of dilutive stock options based on treasury stock method using average market price	—	—
Effect of convertible debentures	—	—
Weighted average common shares outstanding and additional dilution from common stock equivalents	40,477	39,421

Earning (loss) per common share, basic and diluted:
Loss from continuing operations, before cumulative effect of change in accounting principle	$(0.33)	$(0.05)
Income from discontinued operations, net of tax	0.06	0.04
Loss on disposal of discontinued operations, net of tax	(0.12)	—
Cumulative effect of change in accounting principle, net of tax	—	(2.00)
Net loss per common share, basic	$(0.39)	$(2.01)

Stock options and the convertible debentures were not dilutive for the three month periods ended March 31, 2003 and 2002 as the Company reported a net loss.

Note 11 - Contingencies

The Company is subject to legal actions arising in the ordinary course of its business.  In management’s opinion, the Company has adequate legal defenses and/or insurance coverage with respect to the eventuality of such actions and does not believe any settlement would materially affect the Company’s financial position.

Guarantees

The Company has guaranteed the bank loans of certain K-12 business franchisees.  These loans primarily represent the financing of programs and other purchased instructional materials.  Of the $1,757 of available credit under these loans, the outstanding balance was $610 at March 31, 2003.  This guarantee will be assumed by Educate, Inc. when the sale of the K-12 business division is final.

The Company has guaranteed a $2,000 bank line of credit of an affiliate.  There were no borrowings outstanding as of March 31, 2003 and the line of credit expires on February 29, 2004. This guarantee will be assumed by Educate, Inc. when the sale of the K-12 business division is final.

The Company has guaranteed equipment leases of certain affiliates.  As of March 31, 2003, the amount payable by the affiliates under these leases was $630.  $544 of these equipment guarantees will be assumed by Educate, Inc. when the sale of the K-12 business division is final.

The Company has entered into an agreement with a third party to provide course materials.  Payment is due upon sale of the course materials to franchisees.  Under the terms of the agreement, the Company has guaranteed certain annual minimum payments of  $264, to be paid quarterly.  At March 31, 2003, the amount remaining to be paid under the agreement is $900.

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

Note 12 – Business Segment Information

The Company is a leading international provider of post-secondary educational services.  On March 10, 2003, the Company announced that it would sell the operations comprising its K-12 education business units and committed to a plan to sell certain investments in Sylvan Ventures.  Prior to March 2003, the Company was organized on the basis of educational services provided, including K-12 business services, online higher education, international universities, English language instruction – Spain, and Sylvan Ventures.  As a result of the realigned business operations, the Company is now managing its operations through three separate business segments: a campus-based university segment, an online university segment and Sylvan Ventures.  These segments are business units that offer distinct services and are managed separately as they have different customer bases and delivery channels.  All historical segment information has been reclassified to conform to this presentation.  The reportable segments are as follows:

	Three months ended March 31,
	2003	2002
Operating revenues:
Campus Based	$90,790	$72,235
Online	17,496	9,010
Sylvan Ventures	435	—
Other	—	3,635
	$108,721	$84,880

Segment profit (loss):
Campus Based	$8,404	$7,905
Online	(2,465)	(1,792)
Sylvan Ventures	(9,513)	(3,115)
Other	—	(917)
	$(3,574)	$2,081

	Segment Assets		Goodwill
	March 31, 2003	December 31, 2002	March 31, 2003	December 31, 2002

Campus Based	$539,549	$503,389	$108,180	$106,708
Online	184,655	184,052	86,159	86,309
Sylvan Ventures	9,185	27,065	—	98
	$733,389	$714,506	$194,339	$193,115

“Other” above represents the results of operations of WSI-Spain, a business that was sold effective July 1, 2002.  Segment profit (loss) is calculated as net operating profit (loss) for operating segments.  Segment profit for Sylvan Ventures is calculated as the sum of the revenues, operating costs, general and administrative expenses, net investment income (loss) and equity in net loss of affiliates. There are no significant inter-company sales or transfers. The following table reconciles the reported information on segment profit (loss) to income (loss) before income taxes reported in the consolidated statements of operations:

	Three months ended March 31,
	2003	2002
Total profit (loss) for reportable segments	$(3,574)	$2,081
Corporate general and administrative expense	(5,794)	(5,109)
Loss on Sylvan Ventures assets held for sale	(8,394)	—
Other income (expense) and minority interest, net	(3,392)	(1,579)
Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	$(21,154)	$(4,607)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Future events and actual results could differ materially from those set forth in the forward-looking statements as a result of many factors.  These factors may include, without limitation: the Company’s ability to continue to make acquisitions and to successfully integrate and operate acquired businesses; changes in student enrollment; the development and expansion of our franchise system and the effect of new technology applications in the educational services industry; failure to maintain or renew required regulatory approval, accreditation or state authorizations; the Company’s ability to effectively manage business growth; possible increased competition from other educational service providers; the effect on the business and results of operations of fluctuations in the value of foreign currencies; and the many risks associated with the operation of an increasingly global business, including complicated legal structures, foreign currency, legal, tax and economic risks and the risk of changes in the business climate in the markets where the Company operates.  In addition, the proposed sale transactions described below are subject to customary conditions and there can be no assurance that the transactions will be consummated.  Among the conditions to consummation of the transactions are regulatory approvals and consents of third parties that are outside the control of the parties. These forward-looking statements are based on estimates, projections, beliefs and assumptions of management and speak only as of the date made and are not guarantees of future performance.

Overview

Pending Sale of Business Units

Sylvan Learning Systems, Inc. and subsidiaries (the “Company” or “Sylvan”) is a leading international provider of post-secondary educational services. On March 10, 2003 the Company announced that it would sell the operations comprising its K-12 education business units (“K-12 segment”) and committed to a plan to sell certain investments in Sylvan Ventures that are not strategic to its post-secondary education business in a transaction more fully described below.  In connection with this announcement, the Company realigned its business segments.  The Company provides educational services through three separate business segments: a campus-based university segment (“Campus Based”), an online university segment (“Online”), and Sylvan Ventures.  The Campus Based segment owns or maintains controlling interests in six private universities located in Spain, Switzerland, Mexico, Chile and France and also includes the non-Spain operations of Wall Street Institute (“WSI”), a European-based franchiser and operator of learning centers that teach the English language in the post-secondary market.  The Online segment provides professional development and graduate degree programs to teachers through Canter and Associates. Online also includes the operations of Walden E-Learning, Inc. (“Walden”) and National Technological University (“NTU”), which were previously reported as part of Sylvan Ventures. The Sylvan Ventures segment includes investments in certain education technology companies and consolidates the operations of EdVerify (“EdVerify”), Inc. and Educational Satellite Services, Inc. (“ESS”), majority-owned subsidiaries.  The Company plans to dispose of all remaining investments of the Sylvan Ventures segment, including EdVerify and ESS.

On March 10, 2003, the Company and Educate, Inc., a company newly formed by Apollo Management, L.P, (“Apollo”) executed an Asset Purchase Agreement that provided for the acquisition by Educate, Inc. of substantially all of the Company’s K-12 education business units, including eSylvan, Inc. and Connections Academy, Inc., which are investments held by Sylvan Ventures.  The consideration for the sale of the assets comprising the K-12 business units will consist of the following at closing:

•                  Cash of $112.0 million to $117.0 million, plus an amount equal to the difference between $72.5 million and the conversion value of the convertible debentures issued by the Company and surrendered by Apollo at closing, less any accrued and unpaid interest on the debentures, plus deferred payments of approximately $3.0 million;

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

In a separate transaction, Sylvan acquired the remaining membership interest in Sylvan Ventures not owned by Sylvan or Apollo for consideration of 581,000 shares of Sylvan stock, which is restricted from sale for three years. These membership interests were held by a group of investors, including certain executives of the Company.  Additionally, all membership profit interests in Sylvan Ventures have been eliminated.  Upon completion of these acquisitions and the sale of the K-12 business units, the Company will own all of the membership interests of Sylvan Ventures LLC. The Sylvan Ventures investments that are non-strategic to the post-secondary business are now held for sale.  The remaining investments of Sylvan Ventures will include the consolidated investments in Walden and NTU, which will be managed and reported within the Online segment, and a $2.4 million note receivable that will mature over the next two years.

The Company, after the sale of substantially all of its K-12 business units, will hold for sale its remaining K-12 assets, consisting of the Company’s Sylvan Learning Center operations in the United Kingdom and France.  The Company expects to sell these two operations, principally for contingent amounts of future consideration, by December 31, 2003.

The transactions were negotiated and approved by a committee of Sylvan’s Board of Directors composed solely of independent directors.  Credit Suisse First Boston LLC and U.S. Bancorp Piper Jaffray, Inc. were financial advisors to the committee of independent directors.  The Apollo transaction is subject to legal and regulatory approvals and is expected to close by June 30, 2003.

As a result of these expected transactions, the Company estimates that it will record (i) a yet to be determined gain from the disposition of its K-12 business units upon closing of the sale to Educate, Inc.  (expected to be in the second quarter of 2003), representing the difference between the carrying value of the net assets sold (approximately $111.0 million at March 31, 2003) and net proceeds upon sale.

The operations of the Company’s disposal groups comprising its K-12 business units have been classified as discontinued operations beginning in the first quarter of 2003. Because the operations and cash flows of these groups will be eliminated from the ongoing operations of the Company as a result of the disposal transactions, and because the Company will not have any significant continuing involvement in the held for sale operations after the disposal transactions, the results of operations of these operations will be reported for all periods as a separate component of income, net of income taxes.

These transactions present a number of risks and uncertainties, including the possibility that the transactions will not be completed due to legal, regulatory or other reasons.  If these transactions are completed, the Company’s overall business will be significantly smaller and will consist exclusively of the international and online university business.  Following completion of these transactions, most of the Company’s business operations will be in foreign countries, which increases the potentially negative effects on the Company of the many risks of doing business in foreign countries.

Expected Stock Option Modification in the Second Quarter of 2003

Certain employees of the Company’s International University segment previously were granted options to acquire common stock of the holding company subsidiary comprising the Campus Based segment (the “BV”).  Due to the restructuring of the Company’s operations resulting from the sale of the K-12 business units and non-strategic Sylvan Ventures assets, the Company has negotiated an agreement with certain key employees holding stock options to acquire common stock of the BV exchange these stock options for stock options to acquire common stock of Sylvan, contingent upon the closing of the sale of the K-12 business units to Educate LLC.  The Company also expects to offer similar terms to other employees holding options to acquire common stock of the BV.  The result of the exchange of options will not increase the aggregate intrinsic value of the options or reduce the ratio of the exercise price per share of the options to the per share fair value of common stock on the date of exchange, as determined by independent members of the Board of Directors on the advice of  independent valuation experts.

The exchange will be accounted for as a modification of granted stock options, resulting in a new measurement date for the exchanged stock options.  The Company estimates that the modification will result in non-cash compensation expense of approximately $25 million.  The change will be recorded primarily in the quarter the conversion is completed (most likely in the second quarter of 2003) with the balance recorded over any remaining vesting period.

In connection with the sale of the K-12 Education business, each unexpired and unexercised outstanding option to purchase shares of the Company’s common stock held by employees who will be employed by Educate, Inc. will continue to vest for a period of twelve months following the closing of the transaction and will be exercisable for twenty-four months following the closing. This will be accounted for as a modification of granted stock options, resulting in a new measurement date.  The modification will result in non-cash compensation expense in an amount equal to the intrinsic value of such options at the date of closing of the sale of Educate, Inc. This expense will be included in the Company’s results from discontinued operations.

Results of Operations

Revenues generated by Sylvan’s three continuing business segments are described as follows: Campus Based (formerly named International Universities) earns tuition and related fees paid by the students of Universidad Europea de Madrid (“UEM”), Universidad del Valle de Mexico (“UVM”), Universidad de Las Americas (“UDLA”), École Supérieure du Commerce Extérieur (“ESCE”) as well as students from Swiss Hotel Association Hotel Management School Les Roches (“Les Roches”), Escuela Superior De Alta Gestion De Hotel, S.A. (“Marbella”) and Glion Hotel School, S.A. (“Glion”) (collectively, “The Hospitality Group”), in addition to franchise royalties, Company-owned center revenues and franchise sale fees related to WSI operations outside of Spain; Online earns revenues from instructional services that are provided through an online format, as well as other forms of distance learning. and Sylvan Ventures primarily earns a small amount of revenues on satellite services provided to a number of universities. In connection with the Company’s March 10, 2003 announcement that it would sell the operations comprising its K-12 education business units, the operations of the Company’s disposal groups comprising its K-12 business units are classified as discontinued operations for all periods presented.

The following table sets forth the percentage relationships of operating revenues and direct costs for each segment, as well as certain income statement line items expressed as a percentage of total revenues for the periods indicated.

	Three months ended March 31,
	2003	2002
Revenues:
Campus Based	84%	85%
Online	16%	11%
Sylvan Ventures	—	—
Other (1)	—	4%
Total revenues	100%	100%
Direct costs:
Campus Based	76%	76%
Online	18%	13%
Sylvan Ventures	1%	—
Other (1)	—	5%
Total direct costs	95%	94%

General and administrative expenses:
Core operating segments	5%	6%
Sylvan Ventures	2%	1%

Operating loss	(2)%	(1)%
Loss on Sylvan Ventures assets held for sale	(7)%	—
Non-operating expenses (including equity in net loss of Ventures affiliates)	(10)%	(4)%
Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	(19)%	(5)%
Income tax expense	7%	3%
Income (loss) from continuing operations	(12)%	(2)%
Income (loss) from discontinued operations, net of tax	2%	2%
Gain (loss) on disposal of discontinued operations, net of tax	(5)%	—
Income (loss) before cumulative effect of change in accounting principle	(15)%	—
Cumulative effect of change in accounting principle, net of tax	—	(93)%
Net income (loss)	(15)%	(93)%

(1) Other represents the results of operations of the English Language Instruction Spain business that was sold effective July 1, 2002.

The following comparisons of results of operations focus on the continuing operations of the Company.

Comparison of results for the three months ended March 31, 2003 to results for the three months ended March 31, 2002.

Revenues.  Total revenues from continuing operations increased by $23.8 million, or 28%, to $108.7 million for the three months ended March 31, 2003 (the “2003 fiscal quarter”) from $84.9 million for the three months ended March 31, 2002 (the “2002 fiscal quarter”).  This revenue increase was primarily driven by increases related to increased enrollments in both the Campus Based segment and the Online segment universities and the acquisitions of Marbella effective  March 1, 2002  and Glion effective August 1, 2002.

Campus Based revenue for the 2003 fiscal quarter increased by $18.6 million, or 26%, to $90.8 million compared to the 2002 fiscal quarter. This increase was primarily due to higher tuition and enrollments at the universities in Mexico, Spain and Chile.  Additionally, revenue increased by $6.8 million due to the acquisition of controlling interests in Marbella and Glion, which occurred in the first and third quarters of 2002 respectively.  Non-Spain WSI revenues increased $2.8 million, primarily due to acquisitions of centers in Italy and Germany, which occurred during the first quarter of 2003, as well as higher royalties from franchises in Italy and Germany.  Operating revenue for Campus Based represented 84% of the Company’s total revenues for the 2003 fiscal quarter.

Online revenue increased by $8.5 million, or 94%, to $17.5 million for the 2003 fiscal quarter compared to the 2002 fiscal quarter.  Canter teacher-training revenue increased by $2.9 million, or 52%, to $8.5 million in the 2003 fiscal quarter compared to the 2002 fiscal quarter. The Canter revenue increase was due to a change in recognition of the Walden program revenue during the current 2003 fiscal quarter compared to the 2002 fiscal quarter.  Canter revenue related to its program with Walden is now recognized as the term progresses, as compared to other university partner revenue, which is recognized upon shipment of materials.  This change was implemented in the 2002 fiscal quarter subsequent to Sylvan’s acquiring a controlling interest in Walden to reflect the consolidation of Walden’s operations into those of the Company. Walden revenue increased by $3.6 million, or 104%, to $7.0 million in the 2003 fiscal quarter compared to the 2002 fiscal quarter.  The Walden revenue increase was due to an additional month of revenue in the 2003 fiscal quarter since the Company increased its ownership of Walden to 51% in February 2002.  Additionally, Walden had higher enrollments in the 2003 fiscal quarter compared to the 2002 fiscal quarter due to four new programs and increased enrollments in existing programs. The remaining increase of $2.0 million was due to the acquisition of NTU effective November 1, 2002.   Operating revenue for Online  represented 16% of the Company’s total revenues  for the 2003 fiscal quarter.

Sylvan Ventures revenue increased to $0.4 million for the 2003 fiscal quarter.  The increase was attributable to EdVerify, Inc. and ESS, Inc. revenues due to consolidating acquisitions over the past nine months. Operating revenues for Sylvan Ventures represents less than 1% of the Company’s total revenues for the 2003 fiscal quarter

Other the English Language Instruction  Spain business was sold effective July 1, 2002 and therefore had no revenue in the 2003 fiscal quarter compared to $3.6 million in the 2002 fiscal quarter.

Direct Costs.   Total direct costs of revenues from continuing operations increased $24.1 million, or 30%, to $103.8 million for the 2003 fiscal quarter from $79.7 million  for the 2002 fiscal quarter. Direct costs as a percentage of total revenues were 95% in the 2003 fiscal quarter compared to 94% in the 2002 fiscal quarter.

Campus Based expenses increased by $18.1 million to $82.4 million, or 91% of Campus Based revenue for the 2003 fiscal quarter, compared to $64.3 million, or 89% of Campus Based revenue for the 2002 fiscal quarter.  Expenses have increased due to the increased volume of enrollments and operating activities at the universities compared to the 2002 fiscal quarter and the effect of the acquisitions of controlling interests in Marbella and Glion, which occurred in the first and third quarters of 2002, respectively.  The increase in expenses as a percentage of revenue was primarily due to reduced margins from non-Spain WSI centers in Portugal and university start-up efforts in India and China.  The timing of summer semester breaks results in significant seasonal fluctuations in operating results based primarily on the geographic location of the individual university. Revenues and direct instructional expenses are recorded during the period that classes are in session; however, certain basic operating and marketing expenses continue during the semester break, which distorts quarterly comparisons of expenses as a percentage of revenues.

Online expenses increased by $9.2 million to $20.0 million, or 114% of Online revenue for the 2003 fiscal quarter, compared to $10.8 million, or 120% of Online revenue for the 2002 fiscal quarter. Canter expenses increased by $2.4 million to $9.5 million, or 111% of revenue in the 2003 fiscal quarter compared to $7.1 million or 126% of revenue in the 2002 fiscal quarter.  Walden expenses increased by $3.4 million to $7.1 million, for the 2003 fiscal quarter compared to $3.7 million in the 2002 fiscal quarter. The Walden expense increase was due to an additional month of expenses in the 2003 fiscal quarter. The remaining increase of $3.4 million was due to the acquisition of NTU effective November 1, 2002.

Sylvan Ventures expenses increased to $1.5 million in the 2003 fiscal quarter as a result of operating costs related to the acquisitions of EdVerify, Inc. and ESS, Inc.

Other The English Language Instruction  Spain business was sold effective July 1, 2002 and therefore had no expenses in the 2003 fiscal quarter compared to $3.6 million in the 2002 fiscal quarter.

Other Expenses.  Core operating general and administrative expenses increased by $0.7 million in the 2003 fiscal quarter compared to the 2002 fiscal quarter. Core operating general and administrative expenses decreased to 5% of total revenues in the 2003 fiscal quarter, compared to 6% of revenues in the 2002 fiscal quarter, due to strong revenue expansion combined with cost controls.

Sylvan Ventures management costs decreased by $0.3 million to $1.0 million for the 2003 fiscal quarter compared to $1.3 million for the 2002 fiscal quarter.  This decrease is a result of the wind down of Sylvan Ventures in 2003.

Sylvan Ventures equity in net losses of affiliates increased by $5.7 million to $7.5 million for the 2003 fiscal quarter compared to $1.8 million for the 2002 fiscal quarter. This increase was primarily attributable to the write-down of Sylvan Ventures’ equity investment in Chancery Software Limited in 2003 pursuant to the anticipated sale to a third party.  Sylvan Ventures also recorded a 2003 fiscal quarter loss of $8.4 million primarily attributable to the write-down of the cost of its investment in ClubMom, Inc. under the caption “loss on Sylvan Ventures investments held for sale” pursuant to the anticipated third party sale.  Minority interests’ share of Sylvan Ventures losses totaled $0.5 million and $0.4 million for the 2003 and 2002 fiscal quarters, respectively.  On March 10, 2003 Sylvan acquired the remaining common units of Sylvan Ventures.  Accordingly, minority interests’ shares for the fiscal quarter 2003 represent only their share of losses prior to the acquisition date.

Other non-operating items decreased by $1.9 million for the 2003 fiscal quarter compared to the 2002 fiscal quarter primarily due to a decrease in interest income of $0.9 million resulting from lower investment balances and a reduced interest rate environment, foreign exchange losses of $0.4 million, increased minority interest expense of $0.4 million  and an increase in interest expense of  $0.4 million related to debt assumed in the August, 2002 Glion acquisition .

The Company’s effective tax rate from continuing operations was 37.9% for the 2003 fiscal quarter.  This reported effective income tax rate differs from the U.S. federal statutory tax rate due to the impact of state income taxes, minority interests, foreign income taxed at lower rates and the inability to utilize tax benefits from certain investment losses of Sylvan Ventures. Due to the volatility of Sylvan Ventures’ income and losses, the Company’s consolidated effective tax rate may fluctuate from quarter to quarter.  However, on a full year basis, the Company estimates that its effective income tax rate excluding Sylvan Ventures, and for Sylvan Ventures’ operations, for the year ending December 31, 2003 will be 28.0% and 40.0%, respectively.

Liquidity and Capital Resources

Condensed Statement of Cash Flows

Three Months Ended March 31, 2003

(Amounts in Thousands)

	Core Operating Segments	Sylvan Ventures	Consolidated
Operating activities
Net income (loss)	$5,203	$(21,174)	$(15,971)
Adjustments to reconcile net income(loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,820	273	9,093
Loss on disposal of discontinued operations	5,217	—	5,217
Loss on investments held for sale	—	8,394	8,394
Other non-cash items	3,925	3,937	7,862
Changes in working capital	(5,567)	2,159	(3,408)
Net cash provided by (used in) operating activities	17,598	(6,411)	11,187

Investing activities
Purchase of property and equipment	(9,341)	(73)	(9,414)
Change in investments in affiliates and other investments	(137)	(194)	(331)
Cash paid for contingent consideration for prior period acquisitions	(1,714)	—	(1,714)
Other investing activities, net	(5,764)	—	(5,764)
Net cash used in investing activities	(16,956)	(267)	(17,223)

Financing activities
Net cash received from minority members of Sylvan Ventures	—	829	829
Inter-company funding	(3,643)	3,643	—
Other financing activities, net	(2,030)	—	(2,030)
Net cash provided by (used in) financing activities	(5,673)	4,472	(1,201)

Effect of exchange rate changes on cash	234	—	234
Net decrease in cash and cash equivalents	(4,797)	(2,206)	(7,003)

Cash and cash equivalents at beginning of period	103,119	2,924	106,043
Cash and cash equivalents at end of period	$98,322	$718	$99,040

Cash provided by operations was $11.2 million for the 2003 fiscal quarter, net of $6.4 million cash used in operations by Sylvan Ventures.  This compares to cash provided by operations of $13.4 million for the 2002 fiscal quarter, net of $8.4 million cash used in operations by Sylvan Ventures. The reported net loss of $16.0 million was offset by significant non-cash items, such as the loss on Sylvan Ventures investments held for sale ($8.4 million), loss on disposal of discontinued operations ($5.2 million), depreciation and amortization charges ($9.1 million), equity in net loss of affiliates, primarily of Sylvan Ventures ($7.4 million) and minority interest ($1.3 million).  Cash used in working capital activity totaled $3.4 million in the 2003 fiscal quarter, of which $2.2 million was contributed by to Sylvan Ventures.  In the 2002 fiscal quarter, working capital related decreases in liquidity of $2.9 million consisted of decreases related to Sylvan Ventures of $1.6 million.

Cash used by investing activities was $17.2 million for the 2003 fiscal quarter compared to cash used by investing activities of $17.7 million for the 2002 fiscal quarter.  The 2003 investment activity was primarily the result of purchases of property and equipment of $9.4 million, contingent payments for acquisitions of $1.7 million and expenditures for deferred costs and other assets of $4.5 million.  The 2002 fiscal quarter investment activity primarily consisted of purchases of property and equipment of $13.5 million, net cash paid for acquired businesses of $10.2 million and increases in other assets and expenditures for deferred costs of $5.2 million partially offset by net proceeds from the sale of available-for-sale securities of $12.0 million, of which $8.6 million related to Sylvan Ventures.

Cash used in financing activities was $1.2 million in the 2003 fiscal quarter compared to cash provided by financing activities of $16.6 million in the 2002 fiscal quarter.  The 2003 financing activity related primarily to payments of long-term debt of $2.6 million, partially offset by proceeds from the issuance of debt of $0.6 million and cash received from the minority interest partners of Sylvan Ventures of $0.8 million.  Cash provided by financing activities of $16.6 million in the 2002 fiscal quarter related primarily to cash received from the exercise of options of $8.6 million and net proceeds from the issuance of debt of $11.7 million, partially offset by net payments to the minority interest partners in Sylvan Ventures of $4.4 million.

The Company anticipates that cash flow from operations, available cash and existing credit facilities will be sufficient to meet its operating requirements, including expansion of its existing business, funding campus based acquisitions, and payment of contingent consideration.  As discussed more fully in "Overview—Pending Sale of Business Units", the Company expects to receive in excess of $112 million in cash upon the sale of its K-12 business units in 2003.  The Company continues to examine opportunities in the educational services industry for potential synergistic acquisitions.

Contractual Obligations and Contingent Matters

The following tables reflect the Company’s contractual obligations and other commercial commitments as of March 31, 2003 (amounts in thousands):

	Payments Due by Period
Contractual Obligations	Total	Through 2004	2005-2006	2007-2008	2009 and after
Long-term debt	$164,307	$19,029	$8,848	$5,782	$130,648
Long-term debt of discontinued operations	(293)	(70)	(80)	(80)	(63)
Operating leases	235,698	57,460	55,025	51,256	71,957
Operating leases of discontinued operations	(37,566)	(20,666)	(12,713)	(3,733)	(454)
Due to shareholders and other long-term obligations	18,694	10,947	—	7,747	—
Total contractual cash obligations of continuing operations	$380,840	$66,700	$51,080	$60,972	$202,088

	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amounts Committed	Through 2004	2005-2006	2007-2008	2009 and after
Lines of credit	$103,556	$103,556	—	—	—
Guarantees	4,831	4,011	820	—	—
Guarantees of discontinued operations	(1,128)	(783)	(345)	—	—
Standby letters of credit	1,674	416	1,258	—	—
Total commercial commitments of continuing operations	$108,933	$107,200	$1,733	—	—

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

Variable amounts of contingent consideration are payable to the seller of UDLA in 2006 and 2007 if specified levels of earnings are achieved in 2004, 2005 and 2006. The Company is currently in negotiations with the sellers of Les Roches to determine the amount of contingent consideration that will be due based on the adjusted 2002 operating results, as set out in the share purchase agreement.  Under the share purchase agreement, the maximum amount of additional consideration to be earned is $3.5 million.  In connection with the acquisition of NTU, there is contingent consideration payable to the sellers for a minimum of $2.0 million and a maximum of $3.0 million if NTU is sold or is involved in an initial public offering where the value of NTU exceeds $200.0 million.

The Company has entered into agreements with certain WSI franchisees that allow the franchisees to require the Company to repurchase the centers in the future at a predetermined multiple of operating results upon the achievement of specified operating thresholds.  The Company does not believe that these commitments, if ultimately triggered by future events, would materially affect its liquidity.

The Company has guaranteed the bank loans of certain K-12 business franchisees.  These loans primarily represent the financing of programs and other purchased instructional materials.  Of the $1.8 million of available credit under these loans, the outstanding balance was $0.6 million at March 31, 2003.  This guarantee will be assumed by Educate, Inc. when the sale of the K-12 business division is final.

The Company has guaranteed a $2.0 million bank line of credit of an affiliate.  There were no borrowings outstanding as of March 31, 2003 and the line of credit expires on February 29, 2004. This guarantee will be assumed by Educate, Inc. when the sale of the K-12 business division is final.

The Company has guaranteed equipment leases of certain affiliates.  As of March 31, 2003, the amount payable by the affiliates under these leases was $0.6 million.  $0.5 million of these equipment guarantees will be assumed by Educate, Inc. when the sale of the K-12 business division is final.

The Company has entered into an agreement with a third party to provide course materials.  Payment is due upon sale of the course materials to franchisees.  Under the terms of the agreement, the Company has guaranteed certain annual minimum payments of  $0.3 million, to be paid quarterly.  At March 31, 2003, the amount remaining to be paid under the agreement is $0.9 million.

Seasonality in Results of Operations

The Company experiences seasonality in its results of operations primarily as a result of changes in the level of student enrollments and the timing of semester cycles, particularly in the Campus Based and Online segments.  Timing of semester breaks at the Campus Based universities results in the strongest operating performance being achieved in the second and fourth quarters of the year. At the Online universities, the strongest operating results are achieved in the fourth quarter of the year because frequent intakes during the year results in steady growth in enrollment during the year, with the highest enrollment levels at the end of the year.  Other factors that impact the seasonality of operating results include: timing of summer vacations, timing of franchise license fees and the timing of Sylvan Ventures’ development costs.  Revenues and profits in any period are not necessarily indicative of results in subsequent periods.

Severe Acute Respiratory Syndrome

At the time of publication of this document, Severe Acute Respiratory Syndrome (SARS) has emerged as a significant public health risk, particularly in China and other Asian countries.  The Company currently has English Language Instruction franchises and related investments located in Asia which could potentially be affected by the threat of SARS.  Revenue from these operations represents less than 1% of the Company’s overall revenues.  As of March 31, 2003, the amount due from franchisees in Asia totaled approximately $2,800 which consisted of receivables related to royalties and didactic materials. The Company also has a $7,500 note receivable related to a loan given to the WSI master franchisor of China.  In addition, a significant portion of the student base in the Hospitality universities are students from Asia.

While during the quarter ended March 31, 2003, these operations experienced no material impact as a result of SARS, the Company anticipates some negative future impact, and will continue to actively monitor and respond to the situation.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

Market risk is the risk of loss to future earnings, to fair values or to future cash flows that may result from changes in the price of financial instruments.  The Company is exposed to financial market risks, including changes in foreign currency exchange rates, interest rates, equity prices and investment values.  The Company occasionally uses derivative financial instruments to protect against adverse currency movements related to significant foreign acquisitions. The Company did not use any derivative financial instruments during the 2003 fiscal quarter.  Exposure to market risks related to operating activities is managed through the Company’s regular operating and financing activities.

Foreign Currency Risk

In the 2003 fiscal quarter, the Company derived approximately 84% of its revenues from continuing operations from  customers outside the United States.  This business was transacted through a network of international subsidiaries, generally in the local currency that is considered the functional currency of that foreign subsidiary.  Expenses are also incurred in the foreign currencies to match revenues earned and minimize the Company’s exchange rate exposure to operating margins.  A hypothetical 10% adverse change in average annual foreign currency exchange rates would have decreased operating income and cash flows for the 2003 fiscal quarter by $1.2 million. The Company generally views its investment in most of its foreign subsidiaries as long-term. The effects of a change in foreign currency exchange rates on the Company’s net investment in foreign subsidiaries are reflected in other comprehensive income (loss).  A 10% depreciation in functional currencies relative to the U.S. dollar would have resulted in a decrease in the Company’s net investment in foreign subsidiaries of approximately $25.7 million at March 31, 2003.

Interest Rate Risk

The Company holds its cash and cash equivalents in high quality, short-term, fixed income securities.  Consequently, the fair value of the Company’s cash and cash equivalents would not be significantly impacted by either an 100 basis point increase or decrease in interest rates due to the short-term nature of the Company’s portfolio.  The Company’s long-term revolving credit facility bears interest at variable rates, and the fair value of this instrument is not significantly affected by changes in market interest rates.  The Company’s convertible debentures bear interest at 5%, which currently approximates the market rate.  A 100 basis point decrease in interest rates would have reduced net interest income for the 2003 fiscal quarter by $0.2 million.

Equity Price Risk

The fair value of the Company’s convertible debentures is sensitive to fluctuations in the price of the Company’s common stock into which the debentures are convertible.  Changes in equity prices would result in changes in the fair value of the Company’s convertible debentures due to the difference between the current market price of the debentures and the market price at the date of issuance of the debentures.  A 10% increase in the 2003 fiscal quarter end market price of the Company’s common stock into which the debentures are convertible would result in an increase of approximately $9.6 million in the net fair value of the debentures.

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

Investment Risk

The Company’s investment portfolio contains debt securities that mature within one year.  A hypothetical 10% adverse change in the fair value of the debt securities would not materially adversely effect earnings or cash flows because of the Company’s ability to hold the debt securities until maturity.

In addition to the debt securities, the Company has, as short-term investments in available-for-sale debt and equity securities.  The Company’s investment portfolio is exposed to risks arising from changes in these investment values.

The Company’s investment portfolio includes holdings of non-publicly traded companies in the educational services industry. The Company accounts for these investments using either the cost method (cost less impairment, if any) or the equity method of accounting.  Equity method investments are specifically excluded from the scope of this disclosure.

Non-public investments where the Company owns less than a 20% interest are subject to fluctuations in market value, but their current illiquidity reduces the exposure to pure market risk while increasing the risk that the Company may not be able to liquidate these investments in a timely manner for their estimated value.

All the potential impacts noted above are based on sensitivity analysis performed on the financial position of the Company’s continuing operations at March 31, 2003.  Actual results may differ materially.

ITEM 4.  CONTROLS AND PROCEDURES

As of March 31, 2003, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2003.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits

Reference is made to the Exhibit Index of the Report Form 10-Q.

(b)                                 Reports on Form 8-K

The Company filed two current Reports on Form 8-K during the three month period ended March 31, 2003. The Form 8-K dated March 11, 2003 and the Form 8-K/A dated March 12, 2003 related to the March 10, 2003 Asset Purchase Agreement that was signed by and among Educate Operating Company, LLC (“Purchaser”), Apollo Sylvan, LLC, Apollo Sylvan II, LLC, Educate Inc., Sylvan Learning Systems, Inc. and Sylvan Ventures, L.L.C. This agreement specified that Sylvan Learning Systems, Inc. would sell the assets composing Sylvan’s K-12 educational business and Sylvan Ventures, L.L.C would sell the right, title and interest in Connections Academy and eSylvan subject to the terms and conditions specified in the agreement sale of K-12.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sylvan Learning Systems, Inc.

Date: May 15 , 2003	/s/ Sean R. Creamer
Sean R. Creamer, Senior Vice President and Chief Financial Officer

CERTIFICATIONS PURSUANT TO

SECTION 302 OF

THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

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

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

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

b)                 evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)                  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                 any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ Sean R. Creamer
Sean R. Creamer
Senior Vice President and Chief Financial Officer

Index Number	Description
99.1	Certification of Douglas L. Becker pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Sean R. Creamer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002