Form 10-Q
period 2003-06-30
SYLVAN LEARNING SYSTEMS INC
filed 2003-08-13
CIK 912766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarter ended June 30, 2003

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number     0-22844

SYLVAN LEARNING SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Maryland	52-1492296
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1001 Fleet Street, Baltimore, Maryland	21202
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒. No ☐.

The registrant had 43,097,301 shares of Common Stock outstanding as of August 4, 2003.

SYLVAN LEARNING SYSTEMS, INC.

i

SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollar and share amounts in thousands)

	June 30, 2003	December 31, 2002
	(Unaudited)	(Restated, see note 4)
Assets
Current assets:
Cash and cash equivalents	$180,569	$94,068
Available-for-sale securities	9,957	22,282

Receivables:
Accounts receivable	55,425	42,965
Notes receivable	37,225	11,342
Other receivables	1,909	2,862
	94,559	57,169
Allowance for doubtful accounts	(13,706)	(5,939)
	80,853	51,230

Inventory	3,503	2,475
Deferred income taxes	1,563	1,363
Prepaid expenses and other current assets	16,822	21,186
Current assets of discontinued operations	74,733	173,929
Total current assets	368,000	366,533

Notes receivable, less current portion, net of unamortized discount of $13,448	50,127	7,941

Property and equipment:
Land	41,839	38,028
Buildings	172,615	157,834
Construction-in-progress	23,068	14,496
Furniture, computer equipment and software	85,367	76,133
Leasehold improvements	33,875	28,747
	356,764	315,238
Accumulated depreciation	(49,282)	(42,002)
	307,482	273,236
Intangible assets:
Goodwill	215,412	176,190
Other intangible assets, net of accumulated amortization of $2,812 and $2,480 at June 30, 2003 and December 31, 2002, respectively	66,885	36,457
	282,297	212,647

Investments in and advances to affiliates	1,147	8,730
Other investments	3,288	10,885
Deferred income taxes	33,791	9,857
Deferred costs, net of accumulated amortization of $5,537 and $4,417 at June 30, 2003 and December 31, 2002, respectively	9,190	6,600
Other assets	13,844	13,946
Long-term assets of discontinued operations	—	55,000
Total assets	$1,069,166	$965,375

See accompanying notes to consolidated financial statements.

SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (continued)

(Dollar and share amounts in thousands)

	June 30, 2003	December 31, 2002
	(Unaudited)	(Restated, see note 4)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$33,857	$28,310
Accrued expenses	79,287	55,176
Income taxes payable	64,368	12,680
Current portion of long-term debt	18,608	11,194
Due to shareholders of acquired companies	7,103	8,802
Deferred revenue	105,590	76,773
Other current liabilities	2,311	1,672
Net current liabilities of discontinued operations	—	30,648
Total current liabilities	311,124	225,255

Long-term debt, less current portion	117,572	153,543
Due to shareholders of acquired companies, less current portion	31,745	9,538
Other long-term liabilities	17,698	17,098
Total liabilities	478,139	405,434

Commitments and contingent liabilities	—	—

Minority interest	33,907	74,017

Stockholders’ equity:
Preferred stock, par value $0.01 per share — authorized 10,000 shares, no shares issued and outstanding as of June 30, 2003 and December 31, 2002	—	—
Common stock, par value $0.01 per share — authorized 90,000 shares, issued and outstanding shares of 41,328 as of June 30, 2003 and 40,331 as of December 31, 2002	413	403
Additional paid-in capital	292,544	257,924
Retained earnings	261,727	246,842
Accumulated other comprehensive income (loss)	2,436	(19,245)
Total stockholders’ equity	557,120	485,924

Total liabilities and stockholders’ equity	$1,069,166	$965,375

See accompanying notes to consolidated financial statements.

SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Dollar and share amounts in thousands, except per share data)

	Three months ended June 30,
	2003	2002
	(Unaudited)
		(Restated, see Note 4)
Revenues
Core operating segments	$115,774	$85,132
Sylvan Ventures	468	26
Total revenues	116,242	85,158

Costs and expenses
Direct costs:
Core operating segments	97,869	71,295
Sylvan Ventures	654	494
General and administrative expenses:
Core operating segments	5,900	5,712
Sylvan Ventures	780	965
Non-cash compensation expense	22,158	713
Total costs and expenses	127,361	79,179

Operating income (loss)	(11,119)	5,979

Other income (expense)
Investment and other income	210	1,554
Interest expense	(3,158)	(2,265)
Foreign currency exchange gain	305	359

Equity in net income (loss) of affiliates:
Sylvan Ventures	(250)	(1,856)
Other	65	61
	(185)	(1,795)
Minority interest in consolidated subsidiaries:
Sylvan Ventures	—	593
Other	(2,507)	(1,884)
	(2,507)	(1,291)
Income (loss) from continuing operations before income taxes	(16,454)	2,541
Income tax benefit	3,222	1,153
Income (loss) from continuing operations	(13,232)	3,694
Income (loss) from discontinued operations, net of income tax expense of $3,446 in 2003 and $5,392 in 2002	(557)	2,432
Gain (loss) on disposal of discontinued operations, net of income tax expense of $40,295 in 2003 and $6,035 in 2002	44,640	(11,209)
Net income (loss)	$30,851	$(5,083)

Earnings (loss) per common share, basic and diluted:
Income (loss) from continuing operations	$(0.32)	$0.09
Net income (loss)	$0.75	$(0.13)

See accompanying notes to consolidated financial statements.

SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Dollar and share amounts in thousands, except per share data)

	Six months ended June 30,
	2003	2002
	(Unaudited)
		(Restated, see note 4)
Revenues
Core operating segments	$210,663	$155,774
Sylvan Ventures	903	26
Total revenues	211,566	155,800
Costs and expenses
Direct costs:
Core operating segments	186,670	136,653
Sylvan Ventures	2,122	494
General and administrative expenses:
Core operating segments	11,694	10,821
Sylvan Ventures	1,756	2,270
Non-cash compensation expense	22,333	713
Total costs and expenses	224,575	150,951
Operating income (loss)	(13,009)	4,849

Other income (expense)
Investment and other income	594	2,723
Interest expense	(5,536)	(4,278)
Loss on Ventures investments held for sale	(8,394)	—
Foreign currency exchange gain	236	312
Equity in net income (loss) of affiliates:
Sylvan Ventures	(7,752)	(3,666)
Other	131	48
	(7,621)	(3,618)
Minority interest in consolidated subsidiaries:
Sylvan Ventures	487	988
Other	(4,256)	(3,227)
	(3,769)	(2,239)
Loss from continuing operations before income taxes and cumulative effect of change in accounting principle	(37,499)	(2,251)
Income tax benefit	11,235	3,953
Income (loss) from continuing operations before cumulative effect of change in accounting principle	(26,264)	1,702
Income from discontinued operations, net of income tax expense of $5,100 in 2003 and $8,999 in 2002	1,726	4,007
Gain (loss) on disposal of discontinued operations, net of income tax expense of $32,871 in 2003 and $6,035 in 2002	39,423	(11,209)
Income (loss) before cumulative effect of change in accounting principle	14,885	(5,500)
Cumulative effect of change in accounting principle, net of income tax benefit of $7,700	—	(78,634)
Net income (loss)	$14,885	$(84,134)

Earnings (loss) per common share, basic and diluted:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$(0.64)	$0.04
Net income (loss)	$0.36	$(2.12)

See accompanying notes to consolidated financial statements.

SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollar and share amounts in thousands)

	Six months ended June 30,
	2003	2002
	(Unaudited)
Operating activities
Net income (loss)	$14,885	$(84,134)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative pre-tax effect of change in accounting principle	—	86,334
Depreciation	14,142	13,625
Amortization	2,352	911
Gain on disposal of discontinued operations	(39,423)	—
Non-cash compensation expense – continuing operations	22,333	713
Non-cash compensation expense - discontinued operations	4,599	—
Loss on impairment of assets held for sale	8,394	17,244
Deferred income taxes	(5,729)	1,946
Gain on investments	—	(273)
Equity in net loss of affiliates	7,621	3,703
Minority interest in income of consolidated subsidiaries	3,769	2,239
Other non-cash items	1,661	(458)
Changes in operating assets and liabilities:
Receivables	(7,475)	(12,337)
Tuition loans, net	2,693	4,107
Inventory, prepaid expenses and other current assets	968	(5,365)
Payables and accrued expenses	14,457	16,716
Income taxes payable	(549)	(13,669)
Deferred revenue and other current liabilities	(4,294)	8,323
Net cash provided by operating activities	40,404	39,625

Investing activities
Purchase of available-for-sale securities	(17,618)	(10,537)
Proceeds from sale or maturity of available-for-sale securities	34,709	35,419
Investment in and advances to affiliates and other investments	(444)	5,143
Purchase of property and equipment	(27,484)	(25,932)
Proceeds from sale of K-12 disposal group	95,121	—
Cash paid for acquired businesses, net of cash received	(36,139)	(21,840)
Payment of contingent consideration for prior period acquisitions	(2,894)	—
Expenditures for deferred contract costs	(2,331)	(1,039)
Increase in other assets	(2,301)	(2,824)
Net cash provided by (used in) investing activities	40,619	(21,610)

Financing activities
Proceeds from exercise of options	1,485	14,501
Proceeds from issuance of debt	2,976	12,979
Payments on debt	(7,210)	(3,527)
Cash received from minority members of Sylvan Ventures	2,262	10,326
Cash distributed to minority members of Sylvan Ventures	—	(12,000)
Decrease in other long-term liabilities and other financing activities	(505)	(1,269)
Net cash provided by (used in) financing activities	(992)	21,010

Effect of exchange rate changes on cash	233	(420)

Net increase in cash and cash equivalents	80,264	38,605
Cash and cash equivalents at beginning of period	104,685	102,194
Cash and cash equivalents at end of period	$184,949	$140,799

Cash and cash equivalents classified as assets of:
Continuing operations	$180,569	$127,898
Discontinued operations	4,380	12,901
Cash and cash equivalents at end of period	$184,949	$140,799

See accompanying notes to consolidated financial statements.

Sylvan Learning Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Unaudited

(Dollar and share amounts in thousands, except per share amounts)

June 30, 2003

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.  The traditional semester programs in the education industry, with a summer break, result in large seasonality in the operating results of Sylvan Learning Systems, Inc. (the “Company”).  The consolidated balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s report on Form 8-K filed June 4, 2003.

On June 30, 2003, the Company and Educate, Inc., a company newly-formed by Apollo Management, L.P., (“Apollo”) completed the sale of substantially all of the Company’s K-12 segment, including eSylvan Inc., and Connections Academy, Inc., which were investments previously held by Sylvan Ventures (see Note 4 for further description).  In a separate transaction, on June 30, 2003, the Company sold several portfolio investments held by Sylvan Ventures, which were considered non-strategic assets, to Porter Capital LLC for principally contingent consideration (see Note 6 for further description). During the second quarter of 2003, the Company committed to a plan to dispose of its Wall Street Institute (“WSI”) line of business.  The operations of this business had previously been included in the Campus-based segment (see Note 4 for further description).  In connection with these transactions, the Company realigned its business segments.  The Company’s realigned segments include two separate business segments: a campus based university segment (“Campus Based”), and an online university segment (“Online”).  The Campus Based segment owns or maintains controlling interests in seven private universities located in Chile, France, Mexico, Spain and Switzerland.  The Online segment provides professional development and graduate degree programs to teachers through Canter and Associates. Online also includes the operations of Walden E-Learning, Inc. (“Walden”) and National Technological University (“NTU”), which were previously reported as part of Sylvan Ventures.   Sylvan Ventures is in the process of being disbanded.  Sylvan Ventures currently consolidates the operations of Educational Satellite Services, Inc. (“ESS”), a majority-owned subsidiary that is expected to be disposed of by December 31, 2003.  Prior to June 30, 2003, Sylvan Ventures was a separately-identified segment which included investments in certain education technology companies and consolidated the operations of ESS and EdVerify, Inc. (“EdVerify”), a majority-owned subsidiary.  Sylvan Ventures general and administrative expenses include the costs incurred to sell its investments and disband Sylvan Ventures.

The accompanying 2002 consolidated balance sheet, statements of operations and related notes have been restated to reflect the K-12 disposal group and WSI businesses as discontinued operations for all periods presented.  In addition, certain amounts previously reported for 2002 have been reclassified to conform to the 2003 presentation.

Note 2 – Accounting Policies

Stock Options Granted to Employees and Non-Employees

The Company records compensation expense for all stock-based compensation plans using the intrinsic value method and provides pro forma disclosures of net income (loss) and earnings (loss) per common share as if the fair value method had been applied in measuring compensation expense.  The Company records compensation expense for all stock options granted to non-employees in an amount equal to their estimated fair value measured at the earlier of the performance commitment date or the date at which performance is complete, determined using the Black-Scholes option valuation model.  The compensation expense is recognized ratably over the vesting period.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods.  The Company’s pro forma information is as follows for the three months ended June 30:

	2003	2002
		(Restated, see Note 4)
Net income (loss), as reported	$30,851	$(5,083)
Stock-based employee compensation expense included in net income as reported, net of tax	15,752	100
Stock-based employee compensation expense as if the fair value method had been applied, net of tax	(8,028)	(1,287)
Pro forma net income (loss)	$38,575	$(6,270)

Income (loss) per share, basic and diluted:
As reported	$0.75	$(0.13)
Pro forma	$0.94	$(0.16)

The Company’s pro forma information is as follows for the six months ended June 30:

	2003	2002
		(Restated, see Note 4)
Net income (loss), as reported	$14,885	$(84,134)
Stock-based employee compensation expense included in net income as reported, net of tax	15,857	428
Stock-based employee compensation expense as if the fair value method had been applied, net of tax	(8,131)	(1,941)
Pro forma net income (loss)	$22,611	$(85,647)

Income (loss) per share, basic and diluted:
As reported	$0.36	$(2.12)
Pro forma	$0.55	$(2.15)

Note 3 - New Accounting Standards

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities.  The objective of Interpretation No. 46 is to improve financial reporting by companies involved with variable interest entities.  The Interpretation requires variable interest entities to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both.  The Company is currently evaluating its investments in various entities, but does not expect the adoption of the new standard to have a material impact on its consolidated financial position or results of operations.  The provisions of this Interpretation are applicable in the first interim period beginning after June 15, 2003 to variable interest entities acquired before February 1, 2003 and immediately to new investments in variable interest entities made after February 1, 2003.  The Company does not believe that it has invested in any variable interest entities since February 1, 2003.

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.  This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The Company does not expect the adoption of the new standard to have a material impact on its consolidated financial position or results of operations.

Note 4 – Discontinued Operations

During the six month period ended June 30, 2003, the Company classified the operations of the K-12 disposal group, Sylvan Learning Center operations in the United Kingdom and France, and WSI as discontinued operations.  As a result, the Company recorded a gain of $110,445, net of tax expense of $38,993, related to the disposal of the K-12 disposal group; a loss of $12,698, net of tax benefit of $4,425, related to the write-off of the United Kingdom and France net assets; and a loss of $25,454, net of tax benefit of $1,698, related to the write-down of WSI net assets in anticipation of the sale.  These transactions are more fully described below.

K-12

On June 30, 2003, the Company and Educate, Inc., a company newly-formed by Apollo Management, L.P., (“Apollo”) completed the sale to Educate, Inc. of substantially all of the Company’s K-12 segment, including eSylvan Inc. and Connections Academy, Inc., which were investments previously held by Sylvan Ventures (“K-12 Disposal Group).  The consideration for the sale of the assets comprising the K-12 disposal group consisted of the following at closing:

•      $108,770 plus deferred payments of $3,000.

•      A subordinated note in the face amount of $55,000, bearing interest at 12% per annum and maturing in 2009, with an estimated fair value of  $41,552;

•      The surrender of the Company’s outstanding convertible debentures remain by Apollo Management, with a face value of approximately $50,569.  $44,431 of convertible debentures remain outstanding at June 30, 2003.

•      The assumption of trade accounts payable of the K-12 disposal group, and other specified liabilities of the K-12 disposal group;

•      Apollo’s preferred interest in Sylvan Ventures

The subordinated note was recorded net of a $13,448 discount, the difference between the face value and the present value of the note discounted at an imputed interest rate of 18%.  The imputed interest rate is management’s estimate of the interest rate Educate Inc. and an independent lender would have negotiated in a similar transaction.

Additionally, the Company is entitled to up to $10,000 of additional consideration if Connections Academy exceeds specified levels of earnings prior to December 31, 2007.  The transaction resulted in the elimination of various consent and governance rights that had been held by Apollo.  Apollo’s representation on the Company’s Board of Directors will be reduced from two board seats to one.

As a result of the disposal transaction, the Company recorded a $71,452 gain, net of income taxes, from the disposition in the six month period ended June 30, 2003 representing the difference between the carrying value of the net assets sold and net proceeds upon sale.

The operations of the Company’s disposal groups comprising its K-12 segment are classified as discontinued operations.  The operations and cash flows of these components are eliminated from the ongoing operations of the Company as a result of the disposal transactions, and because the Company will not have any significant continuing involvement in the K-12 operations, the results of operations of this component are reported for all periods as a separate component of income, net of income taxes.

The Company, after the sale of substantially all of its K-12 disposal group, is holding for sale the remaining K-12 assets of the Company, consisting of the Company’s Sylvan Learning Center operations in the United Kingdom and France.  The Company expects to sell these two operations for principally contingent consideration by December 31, 2003.  During the six months ended June 30, 2003, the Company recorded a loss on disposal of discontinued operations of $8,273, net of income tax benefit of $4,424, related to the write-off of the net assets of the UK/France disposal group.

The transactions were negotiated and approved by a committee of Sylvan’s Board of Directors composed solely of independent directors.  Credit Suisse First Boston LLC and U.S. Bancorp Piper Jaffray, Inc. were financial advisors to the committee of independent directors.

WSI Business

During the second quarter of 2003, management committed to a plan to dispose of its WSI business.  The WSI business owns and operates English-language learning centers in four countries and is a master franchisor of English language learning centers in 25 countries.  The Company expects to sell WSI by June 30, 2004. During the quarter ended June 30, 2003, the  Company recorded a loss of $23,756, net of income tax benefit of $1,698. The tax benefit of $1,698 on the expected loss on sale or disposition of WSI may vary from the final tax benefit realized. This $1,698 benefit brings the cumulative tax benefit recorded relating to WSI to $10,252.  The final tax benefit will depend on the structure of the sale or disposal of the WSI entities in the various countries that they conduct operations.  This loss of $23,756 included a $10,380 loss related to the reversal of the accumulated foreign currency translation adjustment, and represents the difference between the expected proceeds upon sale and the book value of the net assets.

The operations of the Company’s disposal group comprising its WSI operations, including the Spanish operations of WSI which were sold in July 2002, are classified as discontinued operations.  The operations and cash flows of these businesses will be eliminated from the ongoing operations of the Company as a result of the expected disposal of WSI, and the Company will not have any significant continuing involvement in the held for sale operations after the disposal. The results of operations of this component are reported for all periods within discontinued operations, net of income taxes.

Summarized operating results from the discontinued operations included in the Company’s statement of operations were as follows for the three months ended June 30:

	K-12 disposal group		UK/France	WSI
	2003	2002	2003	2003	2002
Revenues	$68,182	$61,302	$277	$13,456	$12,964
Pretax income (loss) from discontinued operations	9,200	10,496	(696)	(5,615)	(2,672)

Summarized operating results from the discontinued operations included in the Company’s statement of operations were as follows for the six months ended June 30:

	K-12 disposal group		UK/France	WSI
	2003	2002	2003	2003	2002
Revenues	$129,032	$114,789	$481	$27,176	$27,201
Pretax income (loss) from discontinued operations	14,221	15,798	(1,463)	(5,932)	(2,792)

The pretax loss from discontinued operations for WSI for the three and six months ended June 30, 2003 includes severance costs of $1,267 related to the closure of the WSI corporate office in Spain and asset impairment charges of $3,190.

Assets and liabilities of the discontinued operations were as follows:

	K-12 disposal group	UK/France	WSI
	December 31, 2002	December 31, 2002	June 30, 2003	December 31, 2002

Current assets	$41,527	$795	$37,139	$32,972
Property and equipment, net	26,326	896	5,570	8,994
Goodwill	71,705	9,035	11,083	17,111
Other long-term assets	9,468	113	20,941	9,987
Current liabilities	(30,134)	—	—	—
Long-term liabilities	(514)	—	—	—
Net assets of discontinued operations	$118,378	$10,839	$74,733	$69,064

The accompanying balance sheet at June 30, 2003 and December 31, 2002 classifies the assets and liabilities of the asset disposal groups based on the probable timing of sales proceeds. The liabilities of WSI are not included in the WSI disposal group above because it is not certain that the future buyer of WSI will assume those liabilities.

Note 5 – Acquisitions

Effective May 30, 2003, the Company acquired an 80% interest in the entity which controls the operations of Universidad Nacional Andres Bello (“UNAB”), a comprehensive university located in Chile, and Academia de Idiomas y Estudios Profesionales (“AIEP”), a technical/vocational institute located in Chile, from local Chilean investors.  The purchase price, which was determined by negotiation of the parties, was approximately $85,200, of which the Company paid 80%, or approximately $68,200, which included cash payments of approximately $34,100, plus the Company's estimated transaction costs between $3,000 and $4,000.  The remainder of the purchase price was financed by a seller's note of approximately $21,300 and assumed bank debt of approximately $21,300, of which the Company incurred 80%, or approximately $34,100, collectively.  The purchase price was allocated to acquired assets totaling $120,453 and assumed liabilities of $88,454.  The preliminary allocation of the purchase price included in the current period is subject to revision based on the final determination of fair values.  The final purchase price may differ from this preliminary amount due to adjustment to acquisition-related costs.  The transaction is part of a broader strategic alliance through which the local investors and founders will maintain a financial interest and participate in senior management positions in the university and the institute.  The results of operations of UNAB are included in the accompanying consolidated statements of operations from May 30, 2003 through June 30, 2003.

The following unaudited consolidated pro forma results of operations of the Company give effect to the acquisitions of UNAB, decribed more fully above, as though it had been acquired on January 1, 2002.

	Three months ended June 30,
	2003	2002

Revenues	$124,216	$97,922
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$(15,311)	$5,386
Net income (loss)	$28,772	$(3,391)
Earnings (loss) per common share, diluted:
Continuing operations before cumulative effect of change in accounting principle	$(0.37)	$0.13
Net income (loss)	$0.70	$(0.08)

	Six months ended June 30,
	2003	2002

Revenues	$226,208	$172,358
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$(29,143)	$(408)
Net income (loss)	$12,006	$(86,244)
Earnings (loss) per common share, diluted:
Continuing operations before cumulative effect of change in accounting principle	$(0.71)	$(0.01)
Net income (loss)	$0.29	$(2.17)

Supplemental Cash Flow Information Related to Acquired Businesses

The following is a summary of changes to assets (other than cash) and liabilities as a result of the acquisitions described above:

	Six months ended June 30,
	2003	2002

Working capital, other than cash	$(11,748)	$(3,004)
Property and equipment	8,802	6,618
Goodwill	53,159	13,964
Other intangible assets	13,446	33,413
Other long-term assets	509	(31,888)
Long-term debt	(39,551)	703
Other Liabilities	—	(396)
Minority Interest	7,382	(10,620)
Cash purchase price, net of cash received	31,999	8,790
Immaterial acquisitions	—	1,691
Acquisitions included in discontinued operations	1,728	11,359
Accrued payment for prior period acquisition	2,412	—
Cash purchase price per statement of cash flows	$36,139	$21,840

Note 6 - Investments

Sylvan Ventures

On March 10, 2003, Sylvan acquired the remaining membership interests in Sylvan Ventures not owned by Sylvan or Apollo for consideration of 581 shares of Sylvan common stock, which is restricted from sale for three years. These membership interests were held by a group of investors, including certain executives of the Company.   Additionally, all membership profit interests in Sylvan Ventures were eliminated.  Upon completion of the sale of the K-12 disposal group on June 30, 2003, the Company owned all of the membership interests of Sylvan Ventures LLC.

On June 30, 2003, the Company sold several portfolio investments held by Sylvan Ventures, which were considered non-strategic assets, to Porter Capital LLC for principally contingent consideration.  For the six months ended June 30, 2003, the Company recorded a loss on Sylvan Ventures assets held for sale of $8,394, primarily representing the book value of Sylvan Ventures cost basis investments in iLearning ($298) and ClubMom ($7,596).  Sylvan Ventures also wrote off the balance in its equity method investment in Chancery Software Limited (“Chancery”) through a charge to equity in net loss of affiliates.

Walden and National Technological University (“NTU”), previously included in the Sylvan Ventures segment, are currently managed and reported within the Online segment.

Investments in and advances to affiliates consist principally of investments in common stock and preferred stock, as follows as of June 30, 2003 and December 31, 2002, respectively:

	June 30, 2003	Ownership Interest	December 31, 2002	Ownership Interest
			(Restated, see Note 4
Chancery Software Limited	—	—	$6,964	42%
iLearning, Inc.	—	—	641	40%
Other	$1,147		1,125	—
Total	$1,147		$8,730

Note 7 - Other Intangible Assets

The following table summarizes the intangible assets that are subject to amortization as of June 30, 2003:

Amortizing Intangible Assets

Gross carrying amount	$11,940
Accumulated amortization	(2,812)
Net carrying amount	$9,128

Amortization expense for intangible assets for the six months ended June 30, 2003 was $743.  The estimated amortization expense for intangible assets for the remaining six-month period of 2003 is $1,411.  The estimated amortization expense for intangible assets for each of the five years subsequent to December 31, 2003 is as follows:  2004 - $2,450; 2005 - $2,341; 2006 - $1,989; 2007 - $821; and 2008 and beyond $116.

Note 8 – Due to Shareholders of Acquired Companies

Due to shareholders of acquired companies consists of the following amounts payable in cash at June 30:

June 30, 2003

December 31, 2002

		(Restated, see Note 4)
Amounts payable to former shareholders of Drake Prometric	$—	$3,050
Amounts payable to former shareholders of UDLA	—	2,332
Amounts payable to former shareholders of Les Roches	4,876	1,235
Amounts payable to former shareholders of Glion	4,327	4,223
Amounts payable to former shareholders of NTU	7,902	7,500
Amounts payable to former shareholders of UNAB	21,743	—
	38,848	18,340
Less: Long-term portion (included in other long-term liabilities)	31,745	9,538
	$7,103	$8,802

In May 2003, the Company entered into agreements for additional cash amounts due to shareholders of acquired companies of approximately $21,300, of which the Company assumed 80%, or $17,040, to finance a portion of the initial purchase price of UNAB.  Principal payments are due in three annual installments commencing in June 2005.  The note bears interest at 6.5% Chilean Inflation-Indexed (UF) with interest payments due quarterly commencing in August 2003.

Note 9 – Long-term debt

Long-term debt consists of the following at June 30:

June 30, 2003

December 31, 2002

		(Restated, see Note 4)
Convertible debentures	$44,431	$95,000
Mortgage notes payable bearing interest at variable rates ranging from 2.95% to 8.25%	46,229	48,670
Notes payable secured by fixed assets, bearing interest at rates ranging from 2.95% to 3.65%	11,721	12,091
Long-term credit lines bearing interest at rates ranging from 4.75% to 14.40%	124	160
Capital lease agreements bearing interest rates ranging from 6.50% to 11.31%	1,853	1,378
Government loans bearing interest rates ranging from 3.00% to 4.69%	3,972	3,984
Various notes payable bearing interest at fixed rates ranging from 4.88% - 8.64%	27,150	3,454
Various notes payable bearing interest at variable rates ranging from 6.60% - 6.72%	700	—
	136,180	164,737
Less: current portion of long-term debt	18,608	11,194
	$117,572	$153,543

In May 2003, the Company entered into a notes payable agreement with a bank for approximately $21,300, of which the Company assumed 80%, or $17,040, to finance a portion of the initial purchase price of UNAB.  The bank note bears interest at 6.0% Chilean Inflation-Indexed (UF) and is due in June 2008 with monthly principal and interest payments commencing December 2003.  Additionally, in connection with the acquisition of UNAB, the Company assumed debt of approximately $3,540, primarily notes payable with interest rates ranging from 4.88% to 8.64%.

Note 10 – Income Taxes

The tax provisions for the three and six-month periods ended June 30, 2003 and 2002 were based on the estimated effective tax rates applicable for the full years, after giving effect to significant items related specifically to the interim periods, including the reported results of Sylvan Ventures’ investments accounted for using the equity method.  The Company’s income tax provisions for all periods consist of federal, state, and foreign income taxes.  The Company’s effective tax rate from continuing operations was 30.0% for the six months ended June 30, 2003.  Due to the volatility of Sylvan Ventures’ income and losses, the Company’s consolidated effective tax rate may fluctuate from quarter to quarter.  However, on a full year basis the Company estimates that the effective income tax rate for the Company excluding Sylvan Ventures, and for Sylvan Ventures, for the year ending December 31, 2003 will be 20.0% and 40.0%, respectively.  Fluctuations in the magnitude and timing of the tax impact of Sylvan Ventures’ financial results may cause the Company’s consolidated effective income tax rate to vary substantially from the statutory rate.

At June 30, 2003, undistributed earnings from continuing operations of non-U.S. subsidiaries totaled approximately $152,800. Deferred tax liabilities have not been recognized for these undistributed earnings because it is management’s intention to reinvest such undistributed earnings outside of the United States.  If all undistributed earnings were remitted to the United States, the amount of incremental U.S. federal income taxes, net of foreign tax credits, would be approximately $36,700.

At June 30, 2003, undistributed gains on the sale of non-U.S. discontinued operations totaled approximately $238,400.  Deferred tax liabilities have not been recognized for these undistributed gains because it is management’s intention to reinvest such undistributed gains outside of the U.S.  If all undistributed gains were remitted to the U.S., the amount of incremental U.S. Federal income taxes, net of foreign tax credits, would be approximately $83,400

Note 11 – Stockholders’ Equity

The components of stockholders’ equity are as follows:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance at December 31, 2002	$403	$257,924	$246,842	$(19,245)	$485,924

Options exercised for purchase of 126 shares of common stock, including income tax benefit of $482	1	1,966			1,967
Issuance of 40 shares of common stock in connection with the employee stock purchase plan		422			422
Issuance of 581 shares of restricted common stock in connection with acquisition of minority interest in Sylvan Ventures LLC	6	5,148			5,154
Issuance of 250 shares of restricted common stock to employees	2	(2)			—
Restricted stock compensation expense		505			505
Accelerated vesting of K-12 employee stock options		4,599			4,599
Compensation expense associated with converted subsidiary options		21,653			21,653
Other equity activity	1	329			330
Comprehensive loss:
Net income for the six months ended June 30, 2003			14,885		14,885
Foreign currency translation adjustment				11,300	11,300
Reclassification adjustment for foreign currency translation adjustments realized in net income				10,316	10,316
Unrealized loss on available- for-sale securities				65	65
Total comprehensive income					36,566
Balance at June 30, 2003	$413	$292,544	$261,727	$2,436	$557,120

Stock Option Modification in the Second Quarter of 2003

In periods prior to 2003, employees of the Company’s Campus Based segment were previously granted options to acquire common stock of the subsidiary serving as the holding company for the Campus Based segment.  Due to the restructuring of the Company’s operations resulting from the sale of the K-12 disposal group and non-strategic Sylvan Ventures assets, on April 1, 2003 the Company negotiated an agreement with employees holding stock options to acquire common stock of the subsidiary providing for the exchange of these stock options for stock options to acquire common stock of Sylvan.  The result of the exchange of options did not increase the aggregate intrinsic value of the options or reduce the ratio of the exercise price per share of the options to the per share fair value of common stock on the date of exchange, as determined by independent members of the Board of Directors advised by independent valuation experts.  The exchange was accounted for as a modification of granted stock options that established a new measurement date for stock compensation expense.  The Company recorded non-cash compensation expense of $21,653 in the quarter ended June 30, 2003, and expects to record estimated additional compensation expense of  $247 over the remainder of 2003 and $2,342 throughout the remainder of the vesting period.

In connection with the completed sale of the K-12 disposal group business discussed more fully in Note 4, each unexpired and unexercised outstanding option to purchase shares of the Company’s common stock held by employees who will be employed by Educate, Inc. vested one additional vesting period upon close and will be exercisable for twenty-four months following the closing. This was accounted for as a modification of granted stock options, resulting in a new measurement date for stock compensation expense.  The modification resulted in an estimated non-cash compensation expense of $4,599, which is equal to the intrinsic value of such options at June 30, 2003, the closing date of the sale of the K-12 disposal group.  This expense was included in the Company’s results from discontinued operations in the statement of operations.

Restricted Stock Awards

On April 30, 2003, certain executives were granted 251 shares of stock valued at $17.54 per share.  Non-cash compensation expense will be recognized pro-rata over the vesting periods of the shares, which does not exceed five years.  During the quarter ended June 30, 2003, the Company recorded non-cash compensation of $505 related to the granted shares.  The Company estimates that additional compensation expense of $463 over the remainder of 2003 and $3,884 throughout the remainder of the vesting period.

Note 12 - Comprehensive Income (Loss)

The components of comprehensive income (loss), net of related income taxes, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
		(Restated, Note 4)		(Restated, Note 4)
Net income (loss)	$30,851	$(5,083)	$14,885	$(84,134)
Foreign currency translation adjustment	10,310	10,475	11,300	6,267
Reclassification adjustment for foreign currency translation adjustments realized in net income	10,316	—	10,316	—
Unrealized gain on available-for-sale securities	47	163	65	7
Minimum pension liability adjustment	—	17	—	17
Comprehensive income (loss)	$51,524	$5,572	$36,566	$(77,843)

Note 13 – Earning (Loss) Per Share

The following table summarizes the computations of basic and diluted loss per common share:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
		(Restated, See Note 4)		(Restated, See Note 4)
Numerator used in basic and diluted loss per common share:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$(13,232)	$3,694	$(26,264)	$1,702
Plus: Income impact of assumed conversion of convertible debentures	—	777	—	1,568
Income (loss) available to common stockholders plus assumed conversions	$(13,232)	$4,471	$(26,264)	$3,270

Income from discontinued operations, net of income taxes	(557)	2,432	1,726	4,007
Gain (loss) on disposal of discontinued operations, net of income taxes	44,640	(11,209)	39,423	(11,209)
Cumulative effect of change in accounting principle, net of income tax benefit	—	—	—	(78,634)
Net income (loss) available to common stockholders plus assumed conversions	30,851	(4,306)	14,885	(82,566)

Denominator:
Denominator for basic earnings per common share – weighted average share	41,164	40,110	40,825	39,767

Effect of dilutive securities:
Stock options	—	1,458	—	1,480
Convertible debentures	—	6,037	—	6,037
	—	7,495	—	7,517
Denominator for diluted earnings per common share – weighted average shares and effects of dilutive securities	41,164	47,605	40,825	47,284

Earnings (loss) per common share, basic:
Income (loss) available to common stockholders	$(0.32)	$0.09	$(0.64)	$0.04
Income (loss) from discontinued operations, net of income taxes	(0.01)	0.06	0.04	0.10
Gain (loss) on disposal of discontinued operations, net of income taxes	1.08	(0.28)	0.96	(0.28)
Cumulative effect of change in accounting principle, net of income tax benefit	—	—	—	(1.98)
Net income (loss) available to common stockholders	$0.75	$(0.13)	$0.36	$(2.12)

Earnings (loss) per common share, diluted:

Income (loss) available to common stockholders plus assumed conversions	$(0.32)	$0.09	$(0.64)	$0.04
Income from discontinued operations, net of income taxes	(0.01)	0.06	0.04	0.10
Gain (loss) on disposal of discontinued operations, net of income taxes	1.08	(0.28)	0.96	(0.28)
Cumulative effect of change in accounting principle, net of tax benefits	—	—	—	(1.98)
Net income (loss) available to common stockholders plus assumed conversions	$0.75	$(0.13)	$0.36	$(2.12)

Stock options and convertible debentures were not dilutive for the three and six month periods ended June 30, 2003 as the Company reported a net loss from continuing operations before cumulative effect of change in accounting principle.  Stock options and convertible debentures were not dilutive for the gain (loss) on disposal of discontinued operations, net of tax, cumulative effect of change in accounting principle, net of tax, and net income (loss) per common share for the three and six months ended June 30, 2002.  Basic per share amounts are presented in lieu of the anti-dilutive amounts.

Note 14 - Contingencies

The Company is subject to legal actions arising in the ordinary course of its business.  In management’s opinion, the Company has adequate legal defenses and/or insurance coverage with respect to the eventuality of such actions and does not believe any settlement would materially affect the Company’s financial position.

Contingent Payments and Business Combinations

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

Additional amounts of contingent consideration are due the sellers of UDLA based on operating results for the three years ended December 31, 2006.  No later than March 31, 2006, the Company is obligated to the sellers for an amount equal to 60% of six times (i) average EBIT for 2004 and 2005, less (ii) 2000 EBIT, reduced by (iii) 42% of certain specified debt.  No later than March 31, 2007, the Company is obligated to the sellers for an amount equal to 20% of four times (i) average EBIT for 2005 and 2006, less (ii) 2000 EBIT, reduced by (iii) 20% of certain specified debt.   The Company has pledged its shares of Decon, the holding company that controls and operates UDLA, to satisfy its payment obligations to the sellers.  The Company cannot dispose of, lien or encumber the shares without the prior approval of the sellers. Subsequent to the March 31, 2007 payment, the sellers have the right to require the Company to purchase their remaining 20% interest in Decon for a variable purchase price based on average EBIT for certain specified periods.

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

As of June 30, 2003, the Company terminated its $100,000 line of credit as a result of the sale of the K-12 disposal group.  There was no balance on the line of credit at the time of the termination.  Effective July 1, 2003, the Company entered into a new unsecured line of credit agreement in the amount of $30,000, with no sub-limit for standby letters of credit, which is intended for working capital purposes.  The line of credit expires June 2004.

Note 15 – Business Segment Information

The Company is a leading international provider of post-secondary educational services.  On June 30, 2003, the Company sold the operations comprising its K-12 segments and sold certain investments in Sylvan Ventures.  Also during the quarter ended June 30, 2003, the Company committed to a plan to dispose of its WSI business.  Prior to March 2003, the Company was organized on the basis of educational services provided, including K-12 business services, online higher education, international universities (including WSI operations exclusive of Spain), English language instruction – Spain, and Sylvan Ventures.  As a result of the realigned business operations, the Company is now managing its operations through two separate business segments: a campus-based university segment and an online university segment.  These segments are business units that offer distinct services and are managed separately as they have different customer bases and delivery channels.  All historical segment information has been reclassified to conform to this presentation.  The reportable segments are as follows:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
		(Restated, see Note 4)		(Restated, see Note 4)
Operating revenues:
Campus Based	$87,981	$63,682	$165,374	$125,314
Online	27,793	21,450	45,289	30,460
	$115,774	$85,132	$210,663	$155,774

Segment operating profit (loss):
Campus Based	$12,681	$9,738	$21,234	$16,814
Online	5,224	4,099	2,759	2,307
	$17,905	$13,837	$23,993	$19,121

	Segment Assets		Goodwill
	June 30, 2003	December 31, 2002	June 30, 2003	December 31, 2002
		(Restated, see Note 4)		(Restated, see Note 4)
Campus Based	$602,961	$437,383	$160,833	$89,597
Online	182,893	184,052	68,169	86,309
	$785,854	$621,435	$229,002	$175,906

Segment profit (loss) is calculated as net operating profit (loss) for operating segments.  There are no significant inter-company sales or transfers. The following table reconciles the reported information on segment profit (loss) to income (loss) before income taxes reported in the consolidated statements of operations:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
		(Restated, see Note 4)		(Restated, see Note 4)
Total profit (loss) for reportable segments	$17,905	$13,837	$23,993	$19,121
Sylvan Ventures	(1,216)	(3,289)	(10,727)	(6,404)
Corporate general and administrative expense	(5,900)	(5,712)	(11,694)	(10,821)
Non-cash compensation expense	(22,158)	(713)	(22,333)	(713)
Loss on Sylvan Ventures assets held for sale	—	—	(8,394)	—
Other expense and minority interest, net	(5,085)	(1,582)	(8,344)	(3,434)
Income (Loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	$(16,454)	$2,541	$(37,499)	$(2,251)

Note 16 – Subsequent Events

On July 29, 2003, Apollo Management L.P. converted their remaining portion of the Company’s convertible debentures with a face value of $29,431, into 1,870,415 shares of the Company’s stock at the $15.735 per share conversion price provided for in the debenture agreement.  Following the conversion, the face value of all remaining convertible debentures outstanding is $15,000.

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

Future events and actual results could differ materially from those set forth in the forward-looking statements as a result of many factors.  These factors may include, without limitation: the Company’s ability to continue to make acquisitions and to successfully integrate and operate acquired businesses; changes in student enrollment; and the effect of new technology applications in the educational services industry; failure to maintain or renew required regulatory approval, accreditation or state authorizations; the Company’s ability to effectively manage business growth; possible increased competition from other educational service providers; the effect on the business and results of operations of fluctuations in the value of foreign currencies; and the many risks associated with the operation of an increasingly global business, including complicated legal structures, legal, tax and economic risks and the risk of changes in the business climate in the markets where the Company operates.  These forward-looking statements are based on estimates, projections, beliefs and assumptions of management and speak only as of the date made and are not guarantees of future performance.

Overview

Sylvan Learning Systems, Inc. (the “Company” or “Sylvan”) is a leading international provider of educational services to families and schools.  On June 30, 2003, the Company sold the operations comprising its K-12 segments (“K-12 segment”) and sold certain investments in Sylvan Ventures that are not strategic to its post-secondary education business in a transaction more fully described below. In connection with this transaction, the Company realigned its business segments.  The Company’s realigned segments include two separate business segments: a campus based university segment (“Campus Based”) and an online university segment (“Online”).  The Campus Based segment owns or maintains controlling interests in seven private universities located in France, Chile, Mexico, Spain and Switzerland.  The Online segment provides professional development and graduate degree programs to teachers through Canter and Associates. Online also includes the operations of Walden E-Learning, Inc. (“Walden”) and National Technological University (“NTU”), which were previously reported as part of Sylvan Ventures.  Sylvan Ventures is in the process of being disbanded.  Sylvan Ventures currently consolidates the operations of Educational Satellite Services, Inc. (“ESS”), a majority-owned subsidiary that is expected to be disposed of by December 31, 2003.  Prior to June 30, 2003, Sylvan Ventures was a separately-identified segment which included investments in certain education technology companies and consolidated the operations of ESS and EdVerify, Inc. (“EdVerify”), a majority-owned subsidiary.  Sylvan Ventures general and administrative expenses include the costs incurred to sell its investments and disband Sylvan Ventures.

Sale of Business Units

K-12

On June 30, 2003, the Company and Educate, Inc., a company newly-formed by Apollo Management, L.P., (“Apollo”) completed the sale to Educate, Inc. of substantially all of the Company’s K-12 segments, including eSylvan Inc. and Connections Academy, Inc., which are investments held by Sylvan Ventures (“K-12 Disposal Group”).  The consideration for the sale of the assets comprising the K-12 disposal group consisted of the following at closing:

•      $108.8 million, plus deferred payments of $3.0 million

•      A subordinated note in the face amount of $55.0 million, bearing interest at 12% per annum and maturing in 2009 with an estimated fair value of $41.6 million;

•      The surrender of the Company’s outstanding convertible debentures held by Apollo Management, with a face value of approximately $50.6 million.  $44.4 million of convertible debentures remain outstanding at June 30, 2003.

•      The assumption of trade accounts payable of the K-12 disposal group, and other specified liabilities of the K-12 disposal group;

•      Apollo’s preferred interest in Sylvan Ventures

The subordinated note was recorded net of a $13.4 million discount, the difference between the face value and the present value of the note discounted at an imputed interest rate of 18%.

Additionally, the Company is entitled to up to $10.0 million of additional consideration if Connections Academy exceeds specified levels of earnings prior to December 31, 2007.  The transaction resulted in the elimination of various consent and governance rights that had been held by Apollo.  Apollo’s representation on the Company’s Board of Directors will be reduced from two board seats to one.

As a result of the disposal transaction, the Company recorded a $71.5 million gain, net of income tax, in the six months ended June 30, 2003, representing the difference between the carrying value of the net assets sold and net proceeds upon sale.

The operations of the Company’s disposal groups comprising its K-12 segment are classified as discontinued operations.  The operations and cash flows of these components are eliminated from the ongoing operations of the Company as a result of the disposal transactions, and the Company will not have any significant continuing involvement in the K-12 operations.  The results of operations of this component are reported for all periods as a separate component of income, net of income taxes.

In connection with the completed sale of the K-12 disposal group discussed more fully in Note 4 to the financial statements, outstanding option to purchase shares of the Company’s common stock held by employees who will be employed by Educate, Inc. will continue to vest for a period of twelve months following the closing of the transaction and will be exercisable for twenty-four months following the closing. This change was accounted for as a modification of granted stock options, resulting in a new measurement date.  The modification resulted in a non-cash compensation expense of $4.6 million, which is equal to the intrinsic value of such options at June 30, 2003, the date of closing of the sale of the K-12 disposal group.  This expense is included in the Company’s results from discontinued operations in the consolidated statement of operations.

The Company, after the sale of substantially all of its K-12 disposal group, is holding for sale the remaining K-12 assets of the Company, consisting of the Company’s Sylvan Learning Center operations in the United Kingdom and France.  The Company expects to sell these two operations for principally contingent consideration by December 31, 2003. During the six month period ended June 30, 2003, the Company recorded a loss on disposal of discontinued operations of $8.3 million, net of income tax benefit of $4.4 million, related to the write-off of the net assets of the UK/France asset disposal group.

During the first quarter of 2003, Sylvan acquired the remaining membership interests in Sylvan Ventures not owned by Sylvan or Apollo for consideration of 581,000 shares of Sylvan common stock, which is restricted from sale for three years. These membership interests were held by investment companies that are partially owned by certain executive management of the Company.  Additionally, all membership profit interests in Sylvan Ventures have been eliminated.  Upon completion of these acquisitions and the sale of the K-12 disposal group outlined above, the Company owned all of the membership interests of Sylvan Ventures LLC.  On June 30, 2003, the Company sold several portfolio investments held by Sylvan Ventures, which were considered non-strategic assets, to Porter Capital LLC for principally contingent consideration.   For the six months ended June 30, 2003, the Company recorded a loss on Sylvan Ventures assets held for sale of $8.4 million, primarily representing the book value of Sylvan Ventures cost basis investments in iLearning ($0.3 million) and ClubMom ($7.6 million).  Sylvan Ventures also wrote off the balance in its equity method investment in Chancery Software Limited (“Chancery”) through a charge to equity in net loss of affiliates.

Walden and National Technological University (“NTU”), previously included in the Sylvan Ventures segment, will be managed and reported within the Online segment.

The transactions were negotiated and approved by a committee of Sylvan’s Board of Directors composed solely of independent directors.  Credit Suisse First Boston LLC and U.S. Bancorp Piper Jaffray, Inc. were financial advisors to the committee of independent directors.

These transactions present a number of risks and uncertainties.  As a result of the transactions, the Company’s overall business will be significantly smaller and will consist exclusively of the Campus Based and Online university business.  Most of the Company’s business operations will be in foreign countries, which increases the potentially negative effects on the Company of the many risks of doing business in foreign countries.

Sylvan Learning Systems will change its corporate name and NASDAQ ticker within one year following he completion of the transaction, as Educate, Inc. retains all rights to the Sylvan brand.

WSI

During the second quarter of 2003, management committed to a plan to dispose of its Wall Street Institute (“WSI”) line of business.  The WSI business owns and operates English-language learning centers in four countries and is a master franchisor of English language learning centers in 25 countries.  The Company expects to sell WSI by June 30, 2004.  During the quarter ended June 30, 2003, the Company recorded a loss of $23.8 million, net of income tax benefit of $1.7 million. The tax benefit of $1.7 million (cumulative tax benefit recorded of $10.3 million) on the expected loss on sale or disposition of WSI may vary from the final tax benefit realized.  The final tax benefit will depend on the structure of the sale or disposal of the WSI entities in the various countries that they conduct operations.  This loss included a $10.4 million loss related to the reversal of the accumulated foreign currency translation adjustment, and represents the difference between the expected proceeds upon sale and the book value of the net assets held for sale.

The operations of the Company’s disposal group comprising its WSI operations are classified as discontinued operations.  The operations and cash flows of these businesses will be eliminated from the ongoing operations of the Company as a result of the expected disposal of WSI, and the Company will not have any significant continuing involvement in the operations after the disposal.  The results of operations of this component are reported for all periods within discontinued operations, net of income taxes.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States and requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes.  Future events and their effects cannot be determined with absolute certainty.  Therefore, the determination of estimates requires the exercise of judgment.  Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.  The Company believes the following key accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements and are critical to its business operations and the understanding of its results of operations.

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

Other intangible assets include acquired student rosters, accreditation, non-competition agreements and curriculum. The assumptions used to calculate the fair value of these identified intangible assets included estimates of future operating results and cash flows, as well as discount rates based on specifically identified risks for each acquisition and assumptions about the weighted average cost of capital for each acquisition.  The assigned useful lives of the amortizing intangible assets, which range from 4 to 30 years, are based upon estimated matriculation rates and other factors.

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

Income Taxes.  The Company earns a significant portion of its income from subsidiaries located in countries outside of the United States.  At December 31, 2002, undistributed earnings of foreign subsidiaries totaled approximately $152.8 million.  Deferred tax liabilities have not been recognized for these undistributed earnings because it is management’s intention to reinvest such undistributed earnings outside of the United States.  APB Opinion No. 23, Accounting for Income Taxes – Special Areas, requires that a company evaluate its circumstances to determine whether or not there is sufficient evidence to support the assertion that it has or will reinvest undistributed foreign earnings indefinitely.

The Company’s assertion that earnings from its foreign operations will be permanently reinvested is supported by projected working capital and long-term capital needs in each subsidiary location in which the earnings are generated.  Additionally, the Company believes that it has the ability to permanently reinvest foreign earnings based on a review of projected cash flows from domestic operations, projected working capital and liquidity for both short-term and long-term domestic needs, and the expected availability of debt or equity markets to provide funds for those domestic needs.

If circumstances change and it becomes apparent that some or all of the undistributed earnings of the Company’s foreign subsidiaries will be remitted in the foreseeable future, the Company will be required to recognize deferred tax liabilities on those amounts.  As of June 30, 2003 and December 31, 2002, if all undistributed earnings had been remitted to the United States, the amount of incremental U.S. federal income tax liabilities, net of foreign tax credits, would have been approximately $36.7 million and $26.6 million, respectively.

Accounts and Notes Receivable.  The Company’s accounts receivable consist primarily of installment payments due from parents and students for tuition at the universities and related fees that are payable over the course of payment plans of up to nine months. Notes receivable consist primarily of amounts due to the universities for tuition from students and other third-parties that are evidenced by a formal note.  The Company routinely makes estimates of the collectibility of its accounts and notes receivable. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  The Company estimates the amount of the required allowance by reviewing the status of past-due receivables and analyzing historical bad debt trends.  Actual collection experience has not varied significantly from estimates, due primarily to credit policies, collection experience, and a lack of concentration of accounts receivable.  If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Results of Operations

Revenues are generated by Sylvan’s two business segments.  Campus Based (formerly named International Universities) earns tuition and related fees paid by the students of the Universidad Europea de Madrid (“UEM”), Universidad de Valle de Mexico (“UVM”), Universidad de Las Americas (“UDLA”), Universidad Nacional Andres Bello (“UNAB”), École Supérieure du Commerce Extérieur (“ESCE”), as well as students from Swiss Hotel Association of Hotel Management School Les Roches (“Les Roches”), Escuela Superior De Alta Gestion De Hotel, S.A. (“Marbella”), and Glion Hotel School, S.A. (“Glion”) (collectively, “The Hospitality Group”).  Online earns revenues from instructional services that are provided through an online format at Walden E-Learning, Inc. (“Walden”) and National Technological University (“NTU”), as well as other forms of distance learning.

The following table sets forth the percentage relationships of operating revenues and direct costs for each segment, as well as certain income statement line items expressed as a percentage of total revenues for the periods indicated:

	Three months ended June 30,		Six Months ended June 30,
	2003	2002	2003	2002
		(Restated, see Note 2)		(Restated, see Note 2)
Revenues:
Campus Based	76%	75%	78%	80%
Online	24	25	22	20
Total revenues	100	100	100	100

Direct costs:
Campus Based	65	63	68	70
Online	19	20	20	18
Sylvan Ventures	1	1	1	—
Total direct costs	85	84	89	88

General and administrative expenses:
Core operating segments	5	7	5	7
Sylvan Ventures	1	1	1	1
Non-cash compensation expense	19	1	11	—

Operating income (loss)	(10)	7	(6)	4
Loss on Sylvan Ventures assets held for sale	—	—	(4)	—
Non-operating expense	(4)	(4)	(8)	(5)
Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	(14)	3	(18)	(1)
Income tax benefit	3	1	5	2
Income (loss) from continuing operations	(11)	4	(13)	1
Income (loss) from discontinued operations, net of tax	—	3	1	3
Gain (loss) on disposal of discontinued operations, net of tax	38	(13)	19	(7)
Income (loss) before cumulative effect of change in accounting principle	27	(6)	7	(3)
Cumulative effect of change in accounting principle	—	—	—	(51)
Net income (loss)	27%	(6)%	7%	(54)%

Comparison of results for the three months ended June 30, 2003 to results for the three months ended June 30, 2002.

Revenues.  Total revenues increased by $31.0 million, or 36%, to $116.2 million for the three months ended June 30, 2003 (the “2003 fiscal quarter”) from $85.2 million for the three months ended June 30, 2002 (the “2002 fiscal quarter”).  This revenue increase was primarily driven by increases related to increased enrollments in both the Campus Based segment and the Online segment universities, and the acquisitions of Glion Hotel School, S.A. (“Glion”) effective August 1, 2002 and Universidad Nacional Andres Bello and its technical and vocational affiliate, Academia de Idiumas y Estudios Profesionales, (collectively “UNAB”) effective May 30, 2003.

Campus Based revenue for the 2003 fiscal quarter increased by $24.3 million, or 38%, to $88.0 million compared to the 2002 fiscal quarter.  This increase is primarily due to increased tuition and enrollments at the universities, particularly UDLA, which increased their enrollments by 42% compared to the 2002 fiscal quarter.  Additionally, revenue increased by $10.2 million due to the acquisitions of controlling interests in Glion which occurred in the third quarter of 2002, and UNAB which occurred in the second quarter of 2003.  Campus-based revenue represents 76% and 75% of total revenues of the company for the 2003 and 2002 fiscal quarters, respectively.

Online revenue increased by $6.3 million, or 30%, to $27.8 million for the 2003 fiscal quarter compared to the 2002 fiscal quarter.  Canter teacher-training revenue increased by $1.7 million, or 10%, to $18.4 million in the 2003 fiscal quarter compared to the 2002 fiscal quarter. The increase in Canter revenue was primarily due to higher tuition and enrollments in the 2003 fiscal quarter.  Walden University revenue increased by $2.8 million, or 60%, to $7.6 million for the 2003 fiscal quarter compared to the 2002 fiscal quarter.  This increase resulted from higher student enrollments.  The remaining increase of $1.8 million was primarily due to the acquisition of NTU effective November 1, 2002.  Revenue for Online represented 24% and 25% of the Company’s total revenue for the 2003 and 2002 fiscal quarters, respectively.

Sylvan Ventures revenue increased $0.4 million for the 2003 fiscal quarter.  The increase was due to the consolidation of the EdVerify and the ESS, Inc acquisitions beginning in June 2002 and November 2002, respectively.  Operating revenues for Sylvan Ventures represent less than 1% of the Company’s total revenues for the 2003 and 2002 fiscal quarters.

Direct Costs.   Total direct costs of revenues from continuing operations increased $26.7 million, or 37%, to $98.5 million for the 2003 fiscal quarter from $71.8 million for the 2002 fiscal quarter.  Direct costs as a percentage of total revenues were 85% in the 2003 fiscal quarter compared to 84% in the 2002 fiscal quarter.

Campus Based expenses increased by $21.4 million to $75.3 million, or 86% of Campus Based revenue for the 2003 fiscal quarter, compared to $53.9 million, or 85% of Campus Based revenue for the 2002 fiscal quarter.  The increase in expenses reflects the increased enrollments and operating activities at the universities compared to the 2002 fiscal quarter and the effect of the acquisitions of controlling interests in Glion which occurred in the third quarter of 2002 and UNAB which occurred in the second quarter of 2003.  The timing of summer semester breaks results in significant seasonal fluctuations in operating results based primarily on the geographical location of the individual university.  Revenues and direct instructional expenses are recorded during the period that classes are in session; however, certain basic operating and marketing expenses continue during the semester break, which distorts comparison of expenses as a percentage of revenues.

Online expenses increased by $5.2 million to $22.6 million, or 81% of Online revenue for the 2003 fiscal quarter, compared to $17.4 million, or 81% of Online revenue for the 2002 fiscal quarter.   Increased operating efficiencies, particularly at Walden, were offset by the inclusion of the NTU operating losses in the 2003 fiscal quarter.  NTU was acquired effective November 2002.

Sylvan Ventures operating expenses increased $0.2 million for the 2003 fiscal quarter.  The increase was due to the consolidation of the EdVerify and the ESS, Inc acquisitions beginning in June 2002 and November 2002, respectively.

Other Expenses.  Other expenses increased by $23.3 million to $34.2 million for the 2003 fiscal quarter compared to the 2002 fiscal quarter.  The increase in other expenses relates primarily to non-cash compensation expense of $22.2 million.

Non cash compensation expense increased to $22.2 million for the 2003 fiscal quarter compared to the 2002 fiscal quarter.  The non-cash compensation expense relates primarily to $21.7 million of compensation expense resulting from the exchange of employee stock options of a subsidiary for stock options to acquire Sylvan common stock in the second quarter of 2003.  The Company also recorded non-cash compensation of $0.5 million related to current grants of restricted stock.

Core operating segment general and administrative expenses increased by $0.2 million in the 2003 fiscal quarter compared to the 2002 fiscal quarter. Core operating segment general and administrative expenses decreased to 5% of core operating segment revenues in the 2003 fiscal quarter, compared to 7% of revenues in the 2002 fiscal quarter, due to strong revenue expansion combined with cost controls.

Sylvan Ventures management costs decreased by $0.2 million to $0.8 million for the 2003 fiscal quarter compared to $1.0 million for the 2002 fiscal quarter.  The decrease is due to the disbanding of Sylvan Ventures as discussed in the overview section.

Sylvan Ventures equity in net losses of affiliates decreased to $0.3 million for the 2003 fiscal quarter compared to $1.9 million for the 2002 fiscal quarter. During the second quarter of 2003, the majority of Sylvan Ventures’ investments were written off in anticipation of the sale of these investments to a third party solely for contingent consideration.  There was no minority interests’ share of Sylvan Ventures losses in the 2003 fiscal quarter compared to $0.6 million in the 2002 fiscal quarter.  This decrease is mainly due to the disbanding of Sylvan Ventures as discussed in the overview section.

Other non-operating items decreased by $2.9 million for the 2003 fiscal quarter compared to the 2002 fiscal quarter.  This decrease is primarily due to a decrease in interest income of $1.3 million related to lower investment balances and a reduced interest rate environment, an increase of interest expense of $0.9 million due to debt assumed in the August 2002 Glion acquisition and May 2003 UNAB acquisition, and a $0.6 million increase in minority interest share of income in consolidated subsidiaries.

Income Taxes

The Company’s effective tax rate was 20% for the 2003 fiscal quarter.  This reported effective income tax rate differs from the U.S. federal statutory tax rate due to the impact of state income taxes, minority interests, foreign income taxed at lower rates and the inability to utilize tax benefits from certain investment losses of Sylvan Ventures. Due to the volatility of Sylvan Ventures’ income and losses, the Company’s consolidated effective tax rate may fluctuate from quarter to quarter.  However, on a full year basis the Company estimates that the 2003 effective income tax rate for the Company, prior to the cumulative effect of the change in accounting principle and excluding Sylvan Ventures, will be 20%.  The Company estimates that the 2003 effective income tax rate for Sylvan Ventures will be 40%.  The forecasted income tax rate for the Company excluding Sylvan Ventures has decreased from the income tax rate forecasted in the previous quarter due to the tax benefits associated with the mixture in the levels of income and deductions among the various tax jurisdictions.  The forecasted income tax rate for Sylvan Ventures has increased from the income tax rate forecasted in the previous quarter due to the increase in the forecasted utilization of tax losses and the associated tax benefits.

Comparison of results for the six months ended June 30, 2003 to results for the six months ended June 30, 2002.

Revenues.  Total revenues increased by $55.8 million, or 36%, to $211.6 million for the six months ended June 30, 2003 (the “2003 fiscal six month period”) from $155.8 million for the six months ended June 30, 2002 (the “2002 fiscal six month period”). This revenue increase was primarily driven by increases related to increased enrollments in both the Campus Based segment and the Online segment universities and the acquisitions of Marbella effective March 1, 2002, Glion effective August 1, 2002 and UNAB effective May 30, 2003.

Campus Based revenue for the 2003 fiscal six-month period increased by $40.1 million, or 32%, to $165.4 million compared to the 2002 fiscal six-month period.  This increase is primarily due to increased tuition and enrollments at the universities, particularly UDLA, which increased their enrollments by 42% compared to the 2002 fiscal six month period.  Additionally, revenue increased by $15.8 million due to the acquisitions of controlling interests in Glion, which occurred in the third quarter of 2002 and UNAB, which occurred in the second quarter of 2003.  Campus-based revenue represents 78% and 80% of total revenues  for the 2003 and 2002 fiscal six-month periods, respectively.

Online revenue increased by $14.8 million, or 49%, to $45.3 million for the 2003 fiscal six month period compared to the 2002 period. Canter teacher-training revenue increased by $4.6 million, or 21%, to $26.9 million in the 2003 fiscal six-month period compared to the 2002 fiscal six-month period. The Canter revenue increase was primarily driven by higher tuition and enrollments, as well as a change in recognition of the Walden program revenue during the current

2003 period compared to the 2002 period.  Canter revenue related to its program with Walden, a subsidiary of Sylvan,  is now recognized as the term progresses, as compared to Canter revenue, which is recognized upon shipment of materials.  This change was implemented in the 2002 fiscal quarter subsequent to Sylvan’s acquiring a controlling interest in Walden to reflect the consolidation of Walden’s operations into those of the Company.  Walden University revenue increased by $6.4 million, or 78%, to $14.6 million for 2003 fiscal six month period compared to the 2002 fiscal six month period.  This increase is due to higher student enrollments.  The remaining increase of $3.8 million was primarily due to the acquisition of NTU effective November 1, 2002.

Sylvan Ventures revenue increased $0.9 million for the 2003 fiscal six month period.  The increase was due to the consolidation of the EdVerify and the ESS, Inc acquisitions beginning in June 2002 and November 2002, respectively.  Operating revenues for Sylvan Ventures represent less than 1% of the Company’s total revenues for the 2003 fiscal six month period.

Direct Costs.   Total direct costs of revenues increased $51.7 million, or 38%, to $188.8 million for the 2003 fiscal six month period from $137.1 million for the 2002 fiscal six month period. Direct costs as a percentage of total revenues were 89% in the 2003 fiscal six month period compared to 88% in the 2002 fiscal six month period.

Campus Based expenses increased by $35.6 million to $144.1 million, or 87% of Campus Based revenue for the 2003 fiscal six month period, compared to $108.5 million, or 87% of Campus Based revenue for the 2002 fiscal six month period.  The increase in expenses reflects the increased enrollments and operating activities at the universities compared to the 2002 fiscal six month period and the effect of the acquisitions of controlling interests in Glion, which occurred in the third quarter 2002 and UNAB, which occurred in the second quarter of 2003.  The timing of summer semester breaks results in significant seasonal fluctuations in operating results based primarily on the geographical location of the individual university.  Revenues and direct instructional expenses are recorded during the period that classes are in session; however, certain basic operating and marketing expenses continue during the semester break, which distorts comparison of expenses as a percentage of revenues.

Online expenses increased by $14.4 million to $42.5 million, or 94% of Online revenue for the 2003 fiscal six month period, compared to $28.1 million, or 92% of Online revenue for the 2002 fiscal six month period.  Increased operating efficiencies, particularly at Walden, were more than offset by the inclusion of NTU operating losses in the 2003 fiscal quarter.  NTU was acquired effective November 2002.

Sylvan Ventures operating expenses increased $1.6 million for the 2003 fiscal quarter.  The increase was due to the consolidation of the EdVerify and the ESS, Inc acquisitions beginning in June 2002 and November 2002, respectively.

Other Expenses.  Other expenses increased by $39.4 million to $60.3 million for the 2003 fiscal six month period compared to the 2002 fiscal six month period.  The increase in other expenses relates primarily to non-cash compensation expense of $22.3 million and the loss on Ventures investments held for sale of $8.4 million.

Non cash compensation expense increased to $22.3 million for the 2003 fiscal six month period compared to the 2002 fiscal six month period.  The non-cash compensation expense relates primarily to $21.7 million of compensation expense resulting from the exchange of employee stock options of a subsidiary for stock options to acquire Sylvan common stock during the second quarter of 2003.  The Company also recorded non-cash compensation of $0.5 million related to current grants of  restricted stock.

Core operating segment general and administrative expenses increased by $0.9 million in the 2003 fiscal six month period compared to the 2002 fiscal six month period. Core operating segment general and administrative expenses decreased to 6% of total revenues in the 2003 fiscal six month period, compared to 7% of revenues in the 2002 fiscal six month period, due to strong revenue expansion combined with cost controls.

Sylvan Ventures management costs decreased by $.05 million to $1.8 million for the 2003 fiscal six month period compared to $2.3 million for the 2002 fiscal six month period.  The decrease is due to the disbanding of Sylvan Ventures as discussed in the overview section.

Sylvan Ventures equity in net losses of affiliates increased to $7.8 million for the 2003 fiscal quarter compared to $3.7 million for the 2002 fiscal six month period.  This increase was primarily attributable to the write-off of Sylvan Ventures’ equity investment in Chancery Software Limited in 2003 pursuant to the anticipated sale to a third party.  Sylvan Ventures also recorded a 2003 loss of $8.4 million primarily attributable to the write-off of the cost of its investment in ClubMom, Inc. under the caption “loss on Ventures investments held for sale” pursuant to the anticipated third party sale. Minority interests share of Sylvan Ventures losses totaled $0.5 million and $1.0 million for the 2003 and 2002 fiscal quarters, respectively.  This decrease is mainly due to the dissolution of Sylvan Ventures as discussed in the overview section.

Other non-operating items decreased by $4.4 million for the 2003 fiscal six month period compared to the 2002 fiscal six month period, primarily due to a decrease of interest income of $2.1 million related to lower investment balances and a reduced interest rate environment, an increase in interest expense of $1.3 million due to debt assumed in the August 2002 Glion acquisition and May 2003 UNAB acquisition, and a $1.0 million increase in minority interest share of income in consolidated subsidiaries.

Income Taxes

The Company’s effective tax rate was 30% for the 2003 fiscal six-month period.  This reported effective income tax rate differs from the U.S. federal statutory tax rate due to the impact of state income taxes, minority interests, foreign income taxed at lower rates and the inability to utilize tax benefits from certain investment losses of Sylvan Ventures. Due to the volatility of Sylvan Ventures’ income and losses, the Company’s consolidated effective tax rate may fluctuate from quarter to quarter.  However, on a full year basis the Company estimates that the 2003 effective income tax rate for the Company, excluding Sylvan Ventures will be 20%.  The Company estimates that the 2003 effective income tax rate for Sylvan Ventures will be 40%.  The forecasted income tax rate for the Company excluding Sylvan Ventures has decreased from the income tax rate forecasted in the previous quarter due to the tax benefits associated with the mixture in the levels of income and deductions among the various tax jurisdictions.  The forecasted income tax rate for Sylvan Ventures has increased from the income tax rate forecasted in previous quarter due to the increase in forecasted utilization of tax losses and the associated tax benefits.

Cumulative Effect of Change in Accounting Principle.   As a result of adopting Statement No. 142 as of January 1, 2002 and performing the required transitional impairment tests, the Company recorded a non-cash charge of $78.6 million, net of income tax benefit of $7.7 million, which is included in cumulative effect of a change in accounting principle in the 2002 consolidated statements of operations.  The impairment charge relates solely to the English Language Instruction business and consists of the write-down of goodwill related to the distressed operations in Spain and amounts paid for WSI operations in other countries.

Liquidity and Capital Resources

Condensed Statement of Cash Flows

Six Months Ended June 30, 2003

	Core Operating Segments (1)	Sylvan Ventures (1)	Consolidated
Operating activities
Net income (loss)	$39,575	$(24,690)	$14,885
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	16,265	228	16,494
Loss on Ventures investments held for sale	—	8,394	8,394
Gain on disposal of discontinued operations	(39,423)	—	(39,423)
Non-cash compensation	26,932	—	26,932
Other non-cash items	2,889	4,433	7,322
Changes in working capital	5,196	604	5,800
Net cash provided by (used in) operating activities	51,434	(11,031)	40,404

Investing activities
Purchase of property and equipment	(26,949)	(535)	(27,484)
Investments in affiliates and other investments	—	(444)	(444)
Proceeds from sale of K-12 disposal group	95,121	—	95,121
Cash paid for acquired businesses, net of cash received	(39,033)	—	(39,033)
Other investing activities	12,314	145	12,459
Net cash provided by (used in) investing activities	41,453	(834)	40,619

Financing activities
Net cash distributed to minority members of Sylvan Ventures	—	2,263	2,263
Intercompany funding	(7,346)	7,346	—
Other financing activities	(3,256)	—	(3,256)
Net cash provided by (used in) financing activities	(10,601)	9,610	(992)

Effect of exchange rate changes on cash	233	—	233

Net increase in cash and cash equivalents	82,525	(2,260)	80,264

Cash and cash equivalents at beginning of period	101,734	2,951	104,685
Cash and cash equivalents at end of period	$184,258	$691	$184,949

(1) The entire gain on the sale of the K-12 disposal group is shown in the core operating segment column, including the portion related to the sale of the  Sylvan Ventures', eSylvan, and Connections Academy businesses.

Cash provided by operations was $40.4 million for the 2003 fiscal six-month period, net of $11.0 million of cash used in operations related to Sylvan Ventures.  This compares to cash provided by operations of $39.6 million for the 2002 fiscal six-month period, of which $16.9 million was used by to Sylvan Ventures. The reported net income of $14.9 million included significant non-cash expenses and charges such as depreciation and amortization of $16.5 million, loss of ventures investments held for sale of $8.4 million, non-cash compensation expense of $26.9 million, and equity in net loss of affiliates of $7.6 million.  Net income also included a net gain on disposal of discontinued operations of $39.4 million.  Cash provided by working capital activity totaled $5.8 million in the 2003 fiscal six-month period, of which $0.6 million was provided by Sylvan Ventures. In the 2002 fiscal six-month period, working capital decreased $2.2 million, of which $3.9 million related to Sylvan Ventures.

Cash provided by investing activities was $40.6 million for the 2003 fiscal six-month period, net of $0.8 million of cash used in investing activities by Sylvan Ventures.  This compares to cash used in investing activities of $21.6 million for the 2002 fiscal six month period, net of $5.1 million cash provided by investing activities by Sylvan Ventures.  The 2003 investment activity was primarily the result of net cash proceeds from the K-12 disposal group of $95.1 million and net proceeds from the sale of available-for-sale securities of $17.1 million, offset by purchases of property and equipment of $27.5 million, net cash paid for acquired businesses of $39.0 million and expenditures for deferred costs and other assets of $4.6 million. The 2002 fiscal six-month period investment activity was primarily the result of purchases of property and equipment of $25.9 million, and net cash paid for acquired businesses of $21.8 million, partially offset by net proceeds from the sale of available-for-sale securities of $24.9 million.

Cash used in financing activities was $1.0 million in the 2003 fiscal six month period, of which $2.3 related to Sylvan Ventures, excluding intercompany funding.  This compares to cash provided by financing activities of $21.0 million in the 2002 fiscal six-month period, net of $1.8 million cash used in Sylvan Ventures’ financing activities. The 2003 financing activity related primarily to cash received from the exercise of options of $1.5 million, partially offset by net payments of long-term debt of $4.2 million, and cash received from the minority interest partners in Sylvan Ventures of $2.3 million. The 2002 fiscal six month period financing activity related primarily to cash received from the exercise of options of $14.5 million, and net proceeds from the issuance of debt of $9.5 million, partially offset by costs incurred in connection with potential International Universities public offering of $1.7 million, and net payments to the minority interest partners in Sylvan Ventures of $1.7 million.

The Company anticipates that cash flow from operations, available cash and existing credit facilities will be sufficient to meet its operating requirements, including expansion of its existing business, funding campus based acquisitions and payment of contingent consideration.  The Company continues to examine opportunities in the educational services industry for potential synergistic acquisitions.

Contractual Obligations and Contingent Matters

The following tables reflect the Company’s contractual obligations and other commercial commitments as of June 30, 2003 (amounts in thousands), after giving effect to the K-12 disposal group and Sylvan Ventures transactions described above:

	Payments Due by Period
Contractual Obligations	Total	Due in less than 1 year	Due in 1-3 years	Due in 4-5 years	Due after 5 years
Long-term debt	$136,180	$18,608	$29,682	$13,262	$74,628
Operating Leases	202,574	23,271	68,166	41,412	69,725
Due to shareholders	38,848	7,103	23,843	7,902	—
Total contractual cash obligations	$377,602	$48,982	$121,691	$62,576	$144,353

	Amount of Commitment Expiration Per Period
Contractual Obligations	Total Amounts Committed	Due in less than 1year	Due in 1-3 years	Due in 4-5 years	Due after 5 years
Lines of Credit (1)	$1,882	$1,882	$—	$—	$—
Guarantees	—	—	—	—	—
Standby letters of credit (2)	1,674	1,674	—	—
Total commercial commitments of continuing operations	$3,556	$3,556	$—	$—	$—

(1)   In addition to total amounts committed above, as of June 30, 2003, the Company terminated its $100.0 million line of credit as a result of the sale of the K-12 disposal group.  There was no balance on the line of credit at the time of the termination.  Effective June 30, 2003, the Company entered into a new unsecured line of credit agreement in the amount of $30.0 million, with a $5.0 million sub-limit for standby letters of credit, which is intended for working capital purposes.  The line of credit expires June 2004.

(2)   The Company has approximately $1.7 million outstanding in standby letters of credit.  The Company is self-insured for health care, workers compensation, and other insurable risks up to predetermined amounts above which third party insurance applies.  The Company is contingently liable to insurance carriers under certain of these policies and has provided a letter of credit in favor of the insurance carriers for approximately $1.3 million.

In connection with certain acquisitions, variable amounts of contingent consideration are payable to the seller based upon specified terms.  All existing contingent consideration agreements are predicated upon improved operating profitability of the acquired entities and utilize multiples consistent with those used to calculate the initial purchase price.  The Company will record the contingent consideration when the contingencies are resolved and the additional consideration payable.

Additional amounts of contingent consideration are due the sellers of UDLA based on operating results for the three years ended December 31, 2006.  No later than March 31, 2006, the Company is obligated to the sellers for an amount equal to 60% of six times (i) average EBIT for 2004 and 2005, less (ii) 2000 EBIT, reduced by (iii) 42% of certain specified debt.  No later than March 31, 2007, the Company is obligated to the sellers for an amount equal to 20% of four times (i) average EBIT for 2005 and 2006, less (ii) 2000 EBIT, reduced by (iii) 20% of certain specified debt.   The Company has pledged its shares of Decon, the holding company that controls and operates UDLA, to satisfy its payment obligations to the sellers.  The Company cannot dispose of, lien or encumber the shares without the prior approval of the sellers. Subsequent to the March 31, 2007 payment, the sellers have the right to require the Company to purchase their remaining 20% interest in Decon for a variable purchase price based on average EBIT for certain specified periods.

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

Severe Acute Respiratory Syndrome

Severe Acute Respiratory Syndrome (“SARS”) has emerged as a public health risk that continues to be monitored closely, particularly in China and other Asian countries. A significant portion of the student base in the Hospitality universities is from Asia.  The development of the public health risk may affect enrollments into the Company’s Hospitality universities.

In addition, the Company has English Language Instruction franchises and related investments located in Asia which could potentially be affected by the threat of SARS.  During the second quarter of 2003, Company management committed to a plan to dispose of its WSI business unit, which includes the English Language Instruction franchises and related investments.  The operations of WSI are classified as discontinued operations in the statement of operations and are not considered in determining results from continuing operations.

During the three and six months ended June 30, 2003, these operations experienced no material impact as a result of SARS, however the Company will continue to actively monitor and respond to the situation.

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

Foreign Currency Risk

The Company derives approximately 78% of its revenues from customers outside the United States.  This business is transacted through a network of international subsidiaries, generally in the local currency that is considered the functional currency of that foreign subsidiary.  Expenses are also incurred in the foreign currencies to match revenues earned and minimize the Company’s exchange rate exposure to operating margins.  A hypothetical 10% adverse change in average annual foreign currency exchange rates would have decreased operating income and cash flows for the 2003 fiscal six month period by $2.9 million. The Company generally views its investment in most of its foreign subsidiaries as long-term. The effects of a change in foreign currency exchange rates on the Company’s net investment in foreign subsidiaries are reflected in other comprehensive income (loss).  A 10% depreciation in functional currencies relative to the U.S. dollar would have resulted in a decrease in the Company’s net investment in foreign subsidiaries of approximately $23.9 million at June 30, 2003.

Interest Rate Risk

The Company holds its cash and cash equivalents in high quality, short-term, fixed income securities.  Consequently, the fair value of the Company’s cash and cash equivalents would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due to the short-term nature of the Company’s portfolio.  The Company’s long-term revolving credit facility bears interest at variable rates, and the fair value of this instrument is not significantly affected by changes in market interest rates.  The Company’s convertible debentures bear interest at 5%, which currently approximates the market rate.  A 100 basis point decrease in interest rates would have reduced net interest income for the 2003 fiscal six-month period by approximately $0.7 million.

Equity Price Risk

The fair value of the Company’s convertible debentures is sensitive to fluctuations in the price of the Company’s common stock into which the debentures are convertible.  Changes in equity prices would result in changes in the fair value of the Company’s convertible debentures due to the difference between the current market price of the debentures and the market price at the date of issuance of the debentures.  A 10% increase in the 2003 fiscal six month period end market price of the convertible debentures would result in an increase of approximately $6.4 million in the net fair value of the debentures.

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

All the potential impacts noted above are based on sensitivity analysis performed on the Company’s financial position at June 30, 2003.  Actual results may differ materially.

ITEM 4.  CONTROLS AND PROCEDURES

The Company’s management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2003.  Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Form 10-Q quarterly report has been appropriately recorded, processed, summarized and reported.  Based on that evaluation, the Company’s executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

The Company’s management, including the principal executive and principal financial officers, has evaluated any changes in the internal controls over financial reporting that occurred during the quarterly period ended June 30, 2003, and has concluded that there was no change that occurred during the quarterly period ended June 30, 2003 that has materially affected, or is reasonable likely to materially affect, the internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)     The Company held its Annual Meeting of Stockholders on June 17, 2003.

(b)    The following sets forth information regarding each matter voted upon at the Annual Meeting.  There were 40,969,365 shares of common stock outstanding as of the record date for, and entitled to vote at, the Annual Meeting.

Proposal No. 1.  The stockholders approved election of all of the nominees to the board of directors.  The tabulation of votes on this proposal was as follows:

Nominee	For	Withheld

R. William Pollock	37,372,601	783,087
Lawrence M. Berg	37,092,356	1,063,332
Wolf H. Hengst	37,421,757	733,931

Proposal No. 2.  The stockholders ratified the selection of Ernst & Young, LLP as the Company’s independent auditors.  The tabulation of votes on this proposal was as follows:

For Approval	36,401,381
Against Approval	1,748,967
Abstain	5,340
Total Shares Voted	38,155,688

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

Index Number	Description
31.01	Certification of Douglas L. Becker pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of Sean R. Creamer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification of Douglas L. Becker pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02	Certification of Sean R. Creamer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K

On April 24, 2003, the Company filed a Current Report on Form 8-K furnishing, under Items 9 and 12 - Regulation FD Disclosure and Disclosure of Results of Operations and Financial Condition, its first quarter earnings release in compliance with Regulation G.

On June 4, 2003, the Company filed a Current Report on Form 8-K disclosing, under Item 2 – Acquisition or Disposition of Assets, the acquisition of Universidad Nacional Andres Bello (“UNAB”) from local Chilean investors.  This filing was amended on August 13, 2003 by a Form 8-K/A to include required pro forma information.

On June 9, 2003, the Company filed a Current Report on Form 8-K disclosing, under Item 5 – Other Events, restated consolidated financial statements and revised Management’s Discussion and Analysis of Financial Condition and Results of Operations for each of the three years in the period ended December 31, 2002 reflecting substantially all of the Company’s K-12 disposal group, including eSylvan, Inc. and Connections Academy, Inc., which were investments held by Sylvan Ventures, as discontinued operations.

On July 2, 2003, the Company filed a Current Report on Form 8-K disclosing, under Item 2 – Acquisition or Disposition of Assets, the disposition of substantially all of the Company’s K-12 disposal group including eSylvan, Inc. and Connections Academy, Inc., which were held by Sylvan Ventures.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sylvan Learning Systems, Inc.

Date: August 13, 2003	/s/ Sean R. Creamer
Sean R. Creamer, Senior Vice President and Chief Financial Officer