Form 10-Q
period 2003-09-30
SYLVAN LEARNING SYSTEMS INC
filed 2003-11-07
CIK 912766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
for the quarter ended September 30, 2003

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

The registrant had 43,573,319 shares of Common Stock outstanding as of November 3, 2003.

SYLVAN LEARNING SYSTEMS, INC.

i

SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollar and share amounts in thousands, except per share data)

	September 30, 2003	December 31, 2002
	(Unaudited)	(Restated, see note 4)
Assets
Current assets:
Cash and cash equivalents	$87,027	$94,068
Available-for-sale securities	42,044	22,282

Receivables:
Accounts receivable	44,168	42,965
Notes receivable	39,077	11,342
Other receivables	3,460	2,862
	86,705	57,169
Allowance for doubtful accounts	(14,513)	(5,939)
	72,192	51,230

Inventory	4,054	2,475
Deferred income taxes	2,537	1,363
Prepaid expenses and other current assets	21,150	21,186
Current assets of discontinued operations	75,566	173,929
Total current assets	304,570	366,533

Notes receivable, less current portion, net of unamortized discount of $13,228 at September 30, 2003	52,929	7,941

Property and equipment:
Land	65,274	38,028
Buildings	168,278	157,834
Construction-in-progress	25,091	14,496
Furniture, computer equipment and software	97,781	76,133
Leasehold improvements	37,586	28,747
	394,010	315,238
Accumulated depreciation	(55,467)	(42,002)
	338,543	273,236
Intangible assets:
Goodwill	223,630	176,190
Other intangible assets, net of accumulated amortization of $3,516 and $2,480 at September 30, 2003 and December 31, 2002, respectively	67,268	36,457
	290,898	212,647

Investments in and advances to affiliates	470	8,730
Other investments	3,288	10,885
Deferred income taxes	34,119	9,857
Deferred costs, net of accumulated amortization of $6,198 and $4,417 at September 30, 2003 and December 31, 2002, respectively	9,664	6,600
Other assets	16,052	13,946
Long-term assets of discontinued operations	—	55,000
Total assets	$1,050,533	$965,375

See accompanying notes to consolidated financial statements.

	September 30, 2003	December 31, 2002
	(Unaudited)	(Restated, see note 4)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$33,513	$28,310
Accrued expenses	70,994	55,176
Income taxes payable	35,532	12,680
Current portion of long-term debt	20,158	11,194
Due to shareholders of acquired companies	5,164	8,802
Deferred revenue	100,573	76,773
Other current liabilities	4,218	1,672
Net current liabilities of discontinued operations	—	30,648
Total current liabilities	270,152	225,255

Long-term debt, less current portion	86,989	153,543
Due to shareholders of acquired companies, less current portion	30,929	9,538
Other long-term liabilities	17,517	17,098
Total liabilities	405,587	405,434

Commitments and contingent liabilities	—	—

Minority interest	38,942	74,017

Stockholders’ equity:
Preferred stock, par value $0.01 per share — authorized 10,000 shares, no shares issued and outstanding as of September 30, 2003 and December 31, 2002	—	—
Common stock, par value $0.01 per share — authorized 90,000 shares, issued and outstanding shares of 43,767 as of September 30, 2003 and 40,331 as of December 31, 2002	438	403
Additional paid-in capital	333,166	257,924
Retained earnings	267,152	246,842
Accumulated other comprehensive income (loss)	5,248	(19,245)
Total stockholders’ equity	606,004	485,924

Total liabilities and stockholders’ equity	$1,050,533	$965,375

See accompanying notes to consolidated financial statements.

SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Dollar and share amounts in thousands, except per share data)

	Three months ended September 30,
	2003	2002
	(Unaudited)
		(Restated, see Note 4)
Revenues
Core operating segments	$106,327	$71,949
Sylvan Ventures	—	72
Total revenues	$106,327	72,021

Costs and expenses
Direct costs:
Core operating segments	92,474	65,699
Sylvan Ventures	—	902
General and administrative expenses:
Core operating segments	2,592	5,207
Sylvan Ventures	—	1,344
Non-cash compensation expense	355	166
Total costs and expenses	95,421	73,318

Operating income (loss)	10,906	(1,297)

Other income (expense)
Investment and other income	3,162	1,815
Interest expense	(1,858)	(2,060)
Loss on investments	—	(7,359)
Foreign currency exchange (loss) gain	(27)	248

Equity in net income (loss) of affiliates:
Sylvan Ventures	—	(965)
Other	38	72
	38	(893)
Minority interest in consolidated subsidiaries:
Sylvan Ventures	—	594
Other	(2,753)	(381)
	(2,753)	213
Income (loss) from continuing operations before income taxes	9,468	(9,333)
Income tax (expense) benefit	(3,698)	5,508
Income (loss) from continuing operations	5,770	(3,825)
Income (loss) from discontinued operations, net of income tax expense (benefit) of $(285) in 2003 and $3,676 in 2002	(345)	1,134
Gain (loss) on disposal of discontinued operations	—	(3,000)
Net income (loss)	$5,425	$(5,691)

Earnings (loss) per common share, basic:
Income (loss) from continuing operations	$0.14	$(0.09)
Net income (loss)	$0.13	$(0.14)

Earnings (loss) per common share, diluted:
Income (loss) from continuing operations	$0.13	$(0.09)
Net income (loss)	$0.12	$(0.14)

See accompanying notes to consolidated financial statements.

SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Dollar and share amounts in thousands, except per share data)

	Nine months ended September 30,
	2003	2002
	(Unaudited)
		(Restated, see note 4)
Revenues
Core operating segments	$316,990	$227,723
Sylvan Ventures	903	98
Total revenues	317,893	227,821

Costs and expenses
Direct costs:
Core operating segments	279,144	202,352
Sylvan Ventures	2,122	1,396
General and administrative expenses:
Core operating segments	14,286	16,028
Sylvan Ventures	1,756	3,614
Non-cash compensation expense	22,688	879
Total costs and expenses	319,996	224,269
Operating income (loss)	(2,103)	3,552

Other income (expense)
Investment and other income	3,756	4,537
Interest expense	(7,394)	(6,337)
Loss on Ventures investments held for sale	(8,394)	—
Loss on investments	—	(7,359)
Foreign currency exchange gain	209	558

Equity in net income (loss) of affiliates:
Sylvan Ventures	(7,752)	(4,631)
Other	169	121
	(7,583)	(4,510)
Minority interest in consolidated subsidiaries:
Sylvan Ventures	487	1,583
Other	(7,009)	(3,608)
	(6,522)	(2,025)
Loss from continuing operations before income taxes and cumulative effect of change in accounting principle	(28,031)	(11,584)
Income tax benefit	7,537	9,461
Loss from continuing operations before cumulative effect of change in accounting principle	(20,494)	(2,123)
Income from discontinued operations, net of income tax expense of $4,815 in 2003 and $12,673 in 2002	1,381	5,141
Gain (loss) on disposal of discontinued operations, net of income tax expense (benefit) of $32,870 in 2003 and $(6,035) in 2002	39,423	(14,209)
Income (loss) before cumulative effect of change in accounting principle	20,310	(11,191)
Cumulative effect of change in accounting principle, net of income tax benefit of $7,700	—	(78,634)
Net income (loss)	$20,310	$(89,825)

Earnings (loss) per common share, basic and diluted:
Loss from continuing operations before cumulative effect of change in accounting principle	$(0.50)	$(0.05)
Net income (loss)	$0.49	$(2.25)

See accompanying notes to consolidated financial statements.

SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

	Nine months ended September 30,
	2003	2002
	(Unaudited)
Operating activities
Net income (loss)	$20,310	$(89,825)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative pre-tax effect of change in accounting principle	—	86,334
Depreciation	19,127	20,500
Amortization	4,408	1,307
Gain on disposal of discontinued operations	(39,423)	—
Non-cash stock compensation expense – continuing operations	22,688	879
Non-cash stock compensation expense - discontinued operations	4,599	—
Loss on impairment of assets held for sale	8,394	—
(Gain) Loss on assets sold	(318)	20,244
Deferred income taxes	(5,847)	2,009
Loss on investments	—	6,914
Equity in net loss of affiliates	7,583	4,596
Minority interest in income of consolidated subsidiaries	6,522	2,025
Other non-cash items	1,550	44
Changes in operating assets and liabilities:
Receivables	13,487	(4,898)
Inventory, prepaid expenses and other current assets	(2,200)	(1,852)
Payables and accrued expenses	2,270	11,506
Income taxes payable	(27,190)	(11,552)
Deferred revenue and other current liabilities	(18,692)	5,186
Net cash provided by operating activities	17,268	53,417

Investing activities
Purchase of available-for-sale securities	(50,086)	(17,592)
Proceeds from sale or maturity of available-for-sale securities	36,859	38,674
Investment in and advances to affiliates and other investments	(813)	(2,989)
Purchase of property and equipment	(65,169)	(46,835)
Proceeds from sale of property and equipment	1,118	—
Proceeds from sale of investments in affiliates	—	8,000
Proceeds from sale of K-12 disposal group	95,121	—
Cash paid for acquired businesses, net of cash received	(37,886)	(37,666)
Payment of contingent consideration for prior period acquisitions	(4,963)	(775)
Expenditures for deferred contract costs	(3,353)	(2,508)
Increase in other assets	(2,272)	(2,067)
Net cash used in investing activities	(31,444)	(63,758)

Financing activities
Proceeds from exercise of stock options	10,132	14,694
Proceeds from issuance of debt	5,326	19,486
Payments on debt	(12,033)	(16,648)
Cash received from minority members of Sylvan Ventures	2,263	11,552
Cash distributed to minority members of Sylvan Ventures	—	(12,000)
Decrease in other long-term liabilities and other financing activities	(929)	(1,359)
Net cash provided by financing activities	4,759	15,725

Effect of exchange rate changes on cash	(4,308)	(2,593)

Net (decrease) increase in cash and cash equivalents	(13,725)	2,791
Cash and cash equivalents at beginning of period	104,685	102,194
Cash and cash equivalents at end of period	$90,960	$104,985

Cash and cash equivalents classified as assets of:
Continuing operations	$87,027	$94,068
Discontinued operations	3,933	10,917
Cash and cash equivalents at end of period	$90,960	$104,985

See accompanying notes to consolidated financial statements.

Sylvan Learning Systems, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollar and share amounts in thousands, except per share amounts)

September 30, 2003

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.  The traditional semester programs in the education industry, with a summer break, result in large seasonality in the operating results of Sylvan Learning Systems, Inc. (the “Company”).  The consolidated balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s report on Form 8-K filed June 4, 2003.

Sylvan Learning Systems, Inc. (the “Company” or “Sylvan”) is focused exclusively on providing a superior university experience to over 110,000 students through the leading global network of accredited campus-based and online universities.  On June 30, 2003, the Company sold the operations comprising its K-12 segments (“K-12 segment”) and sold certain investments in Sylvan Ventures that are not strategic to its post-secondary education business in a transaction more fully described in Note 4. In connection with this transaction, the Company realigned its business segments to include two separate business segments: a campus based university segment (“Campus Based”) and an online segment (“Online Higher Education”).  The Campus Based segment owns or maintains controlling interests in seven private universities located in France, Chile, Mexico, Spain and Switzerland.  The Online Higher Education segment provides career-oriented degree programs to over 15,000 students through Canter and Associates, Walden E-Learning, Inc. (“Walden”) and National Technological University (“NTU”).  Walden and NTU were previously reported as part of Sylvan Ventures.  Sylvan Ventures is in the process of being disbanded.  Sylvan Ventures general and administrative expenses include the costs incurred to sell its investments and disband Sylvan Ventures.

The accompanying 2002 consolidated balance sheet, statements of operations and related notes for the three and nine mont-periods ended September 30, 2002 have been restated to reflect the K-12 disposal group and Wall Street Institute (“WSI”) businesses as discontinued operations for all periods presented.  In addition, certain amounts previously reported for 2002 have been reclassified to conform to the 2003 presentation.

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

Pro forma net income and earnings per share information has been determined as if the Company had accounted for its stock options using the fair value method.  The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, that have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  Because the Company’s stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods.  The Company’s pro forma information is as follows for the three months ended September 30:

	2003	2002
Net income (loss), as reported	$5,425	$(5,691)
Stock-based employee compensation expense included in net income as reported, net of tax	188	100
Stock-based employee compensation expense as if the fair value method had been applied, net of tax	3	(1,056)
Pro forma net income (loss)	$5,616	$(6,647)

Income (loss) per share, basic:
As reported	$0.13	$(0.14)
Pro forma	$0.13	$(0.16)

Income (loss) per share, diluted:
As reported	$0.12	$(0.14)
Pro forma	$0.12	$(0.16)

The Company’s pro forma information is as follows for the nine months ended September 30:

	2003	2002
Net income (loss), as reported	$20,310	$(89,825)
Stock-based employee compensation expense included in net income as reported, net of tax	16,045	528
Stock-based employee compensation expense as if the fair value method had been applied, net of tax	(8,128)	(2,997)
Pro forma net income (loss)	$28,227	(92,294)

Income (loss) per share, basic and diluted:
As reported	$0.49	$(2.25)
Pro forma	$0.68	$(2.31)

Note 3 - New Accounting Standards

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities.  The objective of Interpretation No. 46 is to improve financial reporting by companies involved with variable interest entities.  The Interpretation requires variable interest entities to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both.  The Company is currently evaluating its investments in various entities, but does not expect the adoption of the new standard to have a material impact on its consolidated financial position or results of operations.  The provisions of this Interpretation are applicable at the end of the first interim period ending after December 15, 2003 for variable interest entities acquired before February 1, 2003 and immediately to new investments in variable interest entities made after February 1, 2003.  The Company does not believe that it has invested in any variable interest entities since February 1, 2003.

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.  This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The Company adopted the new standard on October 1, 2003, with no effect on the financial position or operating results.

Note 4 – Discontinued Operations

Effective June 30, 2003, the Company classified the operations of the Company’s K-12 segment, including eSylvan Inc. and Connections Academy, Inc., which were investments previously held by Sylvan Ventures (“K-12 disposal group”),  Sylvan Learning Center operations in the United Kingdom and France, and WSI business as discontinued operations.  As a result, the Company recorded a gain of $71,452, net of tax expense of $38,993, related to the disposal of the K-12 disposal group; a loss of $8,273, net of tax benefit of $4,425, related to the write-off of the United Kingdom and France net assets; and a loss of $23,756, net of tax benefit of $1,698, related to the write-down of WSI net assets in anticipation of the sale.  These transactions are more fully described below.

K-12

On June 30, 2003, the Company and Educate, Inc., a company newly-formed by Apollo Management, L.P., (“Apollo”) completed the sale to Educate, Inc. of substantially all of the Company’s K-12 disposal group.  The consideration for the sale of the assets comprising the K-12 disposal group consisted of the following at closing:

•                  $108,770 plus deferred payments of $3,000.

•                  A subordinated note in the face amount of $55,000, bearing interest at 12% per annum and maturing in 2009, with an estimated fair value of  $41,552 as of June 30, 2003;

•                  The surrender of the Company’s outstanding convertible debentures by Apollo Management, with a face value of approximately $50,569.

•                  The assumption of trade accounts payable and other specified liabilities of the K-12 disposal group;

•                  Apollo’s preferred interest in Sylvan Ventures

The subordinated note was recorded at June 30, 2003, net of a $13,448 discount, the difference between the face value and the present value of the note discounted at an imputed interest rate of 18%.  At September 30, 2003, the balance of the unamortized discount on the subordinated note was $13,228.  The imputed interest rate is management’s estimate of the interest rate Educate Inc. and an independent lender would have negotiated in a similar transaction.

Additionally, the Company is entitled to up to $10,000 of additional consideration if Connections Academy exceeds specified levels of earnings prior to December 31, 2007.  The transaction resulted in the elimination of various consent and governance rights that had been held by Apollo.  Apollo’s representation on the Company’s Board of Directors was reduced from two board seats to one.

As a result of the disposal transaction, the Company recorded a $71,452 gain, net of income tax expense of $38,993, from the disposition in the nine-month period ended September 30, 2003, representing the difference between the carrying value of the net assets sold and net proceeds upon sale.

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

The Company, after the sale of substantially all of its K-12 disposal group, is holding for sale the remaining K-12 assets of the Company, consisting of the Company’s Sylvan Learning Center operations in the United Kingdom and France.  The Company expects to sell these two operations for principally contingent consideration by December 31, 2003.  During the nine months ended September 30, 2003, the Company recorded a loss on disposal of discontinued operations of $8,273, net of income tax benefit of $4,425, related to the write-off of the net assets of the UK/France disposal group.

The transactions were negotiated and approved by a committee of Sylvan’s Board of Directors composed solely of independent directors.  Credit Suisse First Boston LLC and U.S. Bancorp Piper Jaffray, Inc. were financial advisors to the committee of independent directors.

WSI Business

During the second quarter of 2003, management committed to a plan to dispose of its WSI business.  The WSI business owns and operates English-language learning centers in four countries and is a master franchisor of English language learning centers in 21 countries.  The Company expects to sell WSI by June 30, 2004. During the nine months ended September 30, 2003, the Company recorded a loss of $23,756, net of income tax benefit of $1,698. The tax benefit of $1,698 on the expected loss on sale of WSI may vary from the final tax benefit realized.  The final tax benefit will depend on the structure of the sale or disposal of the WSI entities in the various countries that they conduct operations.  This loss of $23,756 included a $10,380 loss related to the reversal of the accumulated foreign currency translation adjustment, and represents the difference between the expected proceeds upon sale and the book value of the net assets.

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

Summarized operating results from the discontinued operations included in the Company’s statement of operations were as follows for the three months ended September 30:

	Disposal Group
	K-12	UK/France		WSI
	2002	2003	2002	2003	2002
Revenues	$49,306	$292	—	$13,422	$10,136
Pretax income (loss) from discontinued operations	6,598	(595)	(791)	(35)	(997)

Summarized operating results from the discontinued operations included in the Company’s statement of operations were as follows for the nine months ended September 30:

	Disposal Group
	K-12		UK/France		WSI
	2003	2002	2003	2002	2003	2002
Revenues	$129,032	$164,096	$773	—	$40,598	$37,338
Pretax income (loss) from discontinued operations	14,221	22,397	(2,058)	(791)	(5,967)	(3,792)

Assets and liabilities of the discontinued operations were as follows:

	Disposal Group
	K-12	UK/France	WSI
	December 31, 2002	December 31, 2002	September 30, 2003	December 31, 2002

Current assets	$41,527	$795	$37,438	$32,972
Property and equipment, net	26,326	896	7,334	8,994
Goodwill	71,705	9,035	12,231	17,111
Other long-term assets	9,468	113	18,563	9,987
Current liabilities	(30,134)	—	—	—
Long-term liabilities	(514)	—	—	—
Net assets of discontinued operations	$118,378	$10,839	$75,566	$69,064

The accompanying balance sheet at September 30, 2003 and December 31, 2002 classifies the assets and liabilities of the asset disposal groups based on the probable timing of sales proceeds. The liabilities of WSI are not included in the WSI disposal group above because it is not certain that the future buyer of WSI will assume those liabilities.

Note 5 – Acquisitions

Effective May 30, 2003, the Company acquired an 80% interest in Universidad Nacional Andres Bello (“UNAB”), a comprehensive university located in Chile, and Academia de Idiomas y Estudios Profesionales (“AIEP”), a technical/vocational institute located in Chile, from local Chilean investors.  The purchase price, which was determined by negotiation of the parties, includes net cash payments of approximately $28,600 estimated transaction costs between $3,000 and $4,000 and a seller’s note of $21,300 and bank debt of $21,300.  The purchase price was allocated to acquired assets totaling $106,863 and assumed liabilities of $32,264.  The preliminary allocation of the purchase price included in the current period is subject to revision based on the final determination of fair values.  The final purchase price may differ from this preliminary amount due to adjustment to acquisition-related costs.  The acquisition allows the Company to provide additional product offerings and greater access to post secondary education to other market segments in Chile.  In addition, this acquisition broadens the Company’s student population, allowing for better utilization of existing management infrastructure in Chile.  The Company believes that the combination of Chile’s strong economy and growing focus on post secondary education creates an attractive investment opportunity.  The results of operations of UNAB are included in the accompanying consolidated statements of operations from May 30, 2003 through September 30, 2003.

The following unaudited consolidated pro forma results of operations of the Company give effect to the acquisition of UNAB described more fully above, as though it had been acquired on January 1, 2002.

Three months ended September 30, 2002

Revenues	$83,754
Loss from continuing operations	(2,777)
Net loss	(4,643)
Loss per common share, basic and diluted:
Loss from continuing operations	$(0.07)
Net loss	$(0.12)

	Nine months ended September 30,
	2003	2002

Revenues	$332,535	$256,112
Income (loss) from continuing operations before cumulative effect of change in accounting principle	(23,373)	(3,185)
Net income (loss)	17,431	(90,887)
Earnings (loss) per common share, basic and diluted:
Continuing operations before cumulative effect of change in accounting principle	$(0.56)	$(0.08)
Net income (loss)	$0.42	$(2.25)

Note 6 - Other Intangible Assets

The following table summarizes the other intangible assets as of September 30, 2003:

Other Intangible Assets

Gross carrying amount	$12,692
Accumulated amortization	(3,516)
Net carrying amount	9,176
Intangible assets not subject to amortization	58,092
Total other intangible assets	$67,268

Amortization expense for intangible assets for the nine months ended September 30, 2003 was $1,550.  The estimated amortization expense for intangible assets for the remaining three-month period of 2003 is $891.  The estimated amortization expense for intangible assets for each of the five years subsequent to December 31, 2003 is as follows:  2004 - $2,916;  2005 - $2,501;  2006 - $2,022;  2007 - $794;  and 2008 and beyond - $52.

Note 7 – Due to Shareholders of Acquired Companies

Due to shareholders of acquired companies consists of the following amounts payable in cash at September 30:

September 30, 2003

December 31, 2002

		(Restated, see Note 4)
Amounts payable to former shareholders of Drake Prometric	—	$3,050
Amounts payable to former shareholders of UDLA	—	2,332
Amounts payable to former shareholders of Les Roches	—	1,235
Amounts payable to former shareholders of Glion	5,164	4,223
Amounts payable to former shareholders of NTU	8,064	7,500
Amounts payable to former shareholders of UNAB	22,865	—
	36,093	18,340
Less: current portion of due to shareholders of acquired companies	5,164	8,802
	$30,929	$9,538

In May 2003, the Company entered into an agreement with the prior owners of UNAB to finance a portion of the initial purchase price of UNAB in the amount of $21,300.  Principal payments are due in three annual installments commencing in June 2005.  The note bears interest at 6.5% Chilean Inflation-Indexed (UF) with interest payments due quarterly commencing in August 2003.

Note 8 – Long-term debt

Long-term debt consists of the following:

September 30, 2003

December 31, 2002

		(Restated, see Note 4)
Convertible debentures	$15,000	$95,000
Mortgage notes payable bearing interest at variable rates ranging from 2.95% to 8.5%	45,511	48,670
Notes payable secured by fixed assets, bearing interest at rates ranging from 2.95% to 3.65%	11,734	12,091
Long-term credit lines bearing interest at rates ranging from 4.75% to 14.40%	131	160
Capital lease agreements bearing interest rates ranging from 6.50% to 11.31%	2,272	1,378
Government loans bearing interest rates ranging from 3.00% to 4.69%	3,966	3,984
Various notes payable bearing interest at fixed rates ranging from 4.88% - 8.64%	27,711	3,454
Various notes payable bearing interest at variable rates ranging from 6.60% - 6.72%	822	—
	107,147	164,737
Less: current portion of long-term debt	20,158	11,194
	$86,989	$153,543

In May 2003, the Company borrowed approximately $21,300 from a bank to finance a portion of the initial purchase price of UNAB.  The bank note bears interest at 6.0% Chilean Inflation-Indexed (UF) and is due in June 2008 with monthly principal and interest payments commencing December 2003.  Additionally, in connection with the acquisition of UNAB, the Company assumed debt of approximately $3,540, primarily notes payable with interest rates ranging from 4.88% to 8.64%.

In July 2003, Apollo Management L.P. converted their remaining portion of the Company’s convertible debentures with a face value of $29,431, into 1,870 shares of the Company’s stock at the $15.735 per share conversion price provided for in the debenture agreement.  Subsequent to the conversion date, the face value of all remaining convertible debentures outstanding is $15,000.

Aggregate maturities of the Company’s borrowings are as follows:  Due in less than 1 year - $20,158; due in 1 year - $11,667; due in 2 years - $8,995; due in 3 years - $8,025; due in 4 years - $7,138; thereafter - $51,164.

Note 9 – Income Taxes

The tax provisions for the three and nine-month periods ended September 30, 2003 and 2002 were based on the estimated effective tax rates applicable for the full years, after giving effect to significant items related specifically to the interim periods, including the reported results of Sylvan Ventures’ investments accounted for using the equity method.  The Company’s income tax provisions for all periods consist of federal, state, and foreign income taxes.  The Company’s effective tax rate from continuing operations was 26.9% for the nine months ended September 30, 2003.  Due to changes in the mix of international and domestic earnings, the Company’s consolidated effective tax rate may fluctuate in the remainder of 2003. Currently, on a full year basis, the effective tax rate for the Company excluding Sylvan Ventures, and for Sylvan Ventures, for the year ending December 31, 2003 will be 0.7% and 40%, respectively.  In the three months period ended September 30, 2003, management revised the estimated annual effective tax rate for the Company excluding Sylvan Ventures from 20% to 0.7% due to changes in the expected income taxes of certain foreign operations.  The effect of the change in the estimated annual effective tax rate was to increase income tax expense for the three month period ended September 30, 2003 by $3,631, of which approximately $2,609 and $1,022 related to the three months periods ended June 30, 2003 and March 31, 2003, respectively.  Fluctuations in the magnitude and timing of the tax impact of Sylvan Ventures’ financial results may cause the Company’s consolidated effective income tax rate to vary substantially from the statutory rate.

At September 30, 2003, undistributed earnings from continuing operations of non-U.S. subsidiaries totaled approximately $163,700. Deferred tax liabilities have not been recognized for these undistributed earnings because it is management’s intention to reinvest such undistributed earnings outside of the United States.  If all undistributed earnings were remitted to the United States, the amount of incremental U.S. federal income taxes, net of foreign tax credits, would be approximately $40,400.

At September 30, 2003, undistributed gains on the sale of non-U.S. discontinued operations totaled approximately $238,400.  Deferred tax liabilities have not been recognized for these undistributed gains because it is management’s intention to reinvest such undistributed gains outside of the U.S.  If all undistributed gains were remitted to the U.S., the amount of incremental U.S. Federal income taxes, net of foreign tax credits, would be approximately $83,400.

Note 10 – Stockholders’ Equity

The components of stockholders’ equity are as follows:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance at December 31, 2002	$403	$257,924	$246,842	$(19,245)	$485,924

Options exercised for purchase of 690 shares of common stock, including income tax benefit of $3,281	7	13,406			13,413
Issuance of 40 shares of common stock in connection with the employee stock purchase plan		422			422
Issuance of 581 shares of restricted common stock in connection with acquisition of minority interest in Sylvan Ventures LLC	6	5,148			5,154
Issuance of 256 shares of restricted common stock to employees	3	(3)			—
Restricted stock compensation expense		737			737
Accelerated vesting of K-12 employee stock options		4,599			4,599
Compensation expense associated with converted subsidiary options		21,777			21,777
Issuance of 1,870 shares upon conversion of convertible debentures	19	28,826			28,845
Other equity activity		330			330
Comprehensive loss:
Net income for the nine months ended September 30, 2003			20,310		20,310
Foreign currency translation adjustment				14,086	14,086
Reclassification adjustment for foreign currency translation adjustments realized in net income				10,316	10,316
Unrealized loss on available-for-sale securities				91	91
Total comprehensive income					44,803
Balance at September 30, 2003	438	333,166	267,152	5,248	$606,004

Stock Option Modification in the Second Quarter of 2003

In periods prior to 2003, certain members of executive management and employees of the Company’s Campus Based segment were previously granted options to acquire common stock of the subsidiary serving as the holding company for the Campus Based segment.  Due to the restructuring of the Company’s operations resulting from the sale of the K-12 disposal group and non-strategic Sylvan Ventures assets, on April 1, 2003 the Company negotiated an agreement with employees holding stock options to acquire common stock of the subsidiary providing for the exchange of these stock options for stock options to acquire common stock of Sylvan.  The result of the exchange of options did not increase the aggregate intrinsic value of the options or reduce the ratio of the exercise price per share of the options to the per share fair value of common stock on the date of exchange, as determined by independent members of the Board of Directors advised by independent valuation experts.  The exchange was accounted for as a modification of granted stock options that established a new measurement date for the purpose of determining stock compensation expense.  The Company recorded non-cash compensation expense of $123 and $21,777 in the quarter and nine-months ended September 30, 2003, respectively, and expects to record estimated additional compensation expense of $124 over the remainder of 2003, $1,828 in 2004, and $197 total for 2005 and 2006.

In connection with the completed sale of the K-12 disposal group business discussed more fully in Note 4, each unexpired and unexercised outstanding option to purchase shares of the Company’s common stock held by employees who will be employed by Educate, Inc. vested one additional vesting period upon close and will be exercisable for twenty-four months following the closing. This was accounted for as a modification of granted stock options, resulting in a new measurement date for the purpose of determining stock compensation expense.  The modification resulted in an estimated non-cash compensation expense of $4,599, which is equal to the intrinsic value of such options at June 30, 2003, the closing date of the sale of the K-12 disposal group.  This expense was included in the Company’s results from discontinued operations in the statement of operations.

Restricted Stock Awards

During the nine months ended September 30, 2003, certain executives were granted 251 shares of stock valued at $17.54 per share and 5 shares of stock valued at $28.49 per share.  Non-cash compensation expense will be recognized pro-rata over the vesting periods of the shares, which does not exceed five years.  During the quarter and nine-months ended September 30, 2003, the Company recorded non-cash compensation of $232 and $737 related to the granted shares, respectively.  The Company estimates that it will incur additional compensation expense of $232 over the remainder of 2003, $926 in 2004, and  $2,495 from 2005 through 2008.

Note 11 - Comprehensive Income (Loss)

The components of comprehensive income (loss), net of related income taxes, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
		(Restated, Note 4)		(Restated, Note 4)
Net income (loss)	$5,425	$(5,691)	$20,310	$(89,825)
Foreign currency translation adjustment	2,786	(6,087)	14,086	180
Reclassification adjustment for foreign currency translation adjustments realized in net income	—	—	10,316	—
Unrealized (loss) gain on available-for-sale securities	—	(212)	91	(205)
Minimum pension liability adjustment	26	(42)	—	(25)
Comprehensive income (loss)	$8,237	$(12,032)	$44,803	$(89,875)

Note 12 - Earning (Loss) Per Share

The following table summarizes the computations of basic and diluted loss per common share:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
		(Restated, See Note 4)		(Restated, See Note 4)
Numerator used in basic and diluted loss per common share:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$5,770	$(3,825)	$(20,494)	$(2,123)
Plus: Income impact of assumed conversion of convertible debentures, net of tax	141	831	1,914	2,494
Income (loss) available to common stockholders plus assumed conversions	5,911	(2,994)	(18,580)	371
Income from discontinued operations, net of income taxes	(345)	1,134	1,381	5,141
Gain (loss) on disposal of discontinued operations, net of income taxes	—	(3,000)	39,423	(14,209)
Cumulative effect of change in accounting principle, net of income tax benefit	—	—	—	(78,634)
Net income (loss) available to common stockholders plus assumed conversions	$5,566	$(4,860)	$22,224	$(87,331)

Denominator:
Denominator for basic earnings per common share - weighted average shares	42,637	40,331	41,386	39,960

Effect of dilutive securities:
Stock options	2,455	—	—	—
Convertible debentures	1,543	—	—	—
	3,998	—	—	—
Denominator for diluted earnings per common share – weighted average shares and effects of dilutive securities	46,635	40,331	41,386	39,960

Earnings (loss) per common share, basic:
Income (loss) available to common stockholders	$0.14	$(0.09)	$(0.50)	$(0.05)
Income (loss) from discontinued operations, net of income taxes	(0.01)	0.02	0.04	0.13
Gain (loss) on disposal of discontinued operations, net of income taxes	—	(0.07)	0.95	(0.36)
Cumulative effect of change in accounting principle, net of income tax benefit	—	—	—	(1.97)
Net income (loss) available to common stockholders	$0.13	$(0.14)	$0.49	$(2.25)

Earnings (loss) per common share, diluted:
Income (loss) available to common stockholders plus assumed conversions	$0.13	$(0.09)	$(0.50)	$(0.05)
Income from discontinued operations, net of income taxes	(0.01)	0.02	0.04	0.13
Gain (loss) on disposal of discontinued operations, net of income taxes	—	(0.07)	0.95	(0.36)
Cumulative effect of change in accounting principle, net of tax benefits	—	—	—	(1.97)
Net income (loss) available to common stockholders plus assumed conversions	$0.12	$(0.14)	$0.49	$(2.25)

Stock options and convertible debentures were not dilutive for the nine-month period ended September 30, 2003 and three and nine-month periods ended September 30, 2002 as the Company reported a net loss from continuing operations before a cumulative effect of a change in accounting principle.

Note 13 - Contingencies

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

Additional amounts of contingent consideration are due the sellers of UDLA based on operating results for the three years ended December 31, 2006.  No later than March 31, 2006, the Company is obligated to the sellers for an amount equal to 60% of six times (i) average EBIT for 2004 and 2005, less (ii) 2000 EBIT; this result is reduced by (iii) 42% of certain specified debt.  No later than March 31, 2007, the Company is obligated to the sellers for an amount equal to 20% of four times (i) average EBIT for 2005 and 2006; this result is reduced by (ii) 20% of certain specified debt and (iii), $6.5 million. The Company has pledged its shares of Decon, the holding company that controls and operates UDLA, to satisfy its payment obligations to the sellers.  The Company cannot dispose of, lien or encumber the shares without the prior approval of the sellers.  Effective April 1, 2008 the sellers have the right to require the Company to purchase their remaining 20% interest in Decon for a variable purchase price based on average EBIT for certain specified periods. Effective April 1, 2009 the Company has a call right to acquire the remaining 20% interest under a similar methodology for certain specified periods

Subsequent to the divestiture of the K-12 disposal group, all leases related to Sylvan Learning Centers were renegotiated or assigned in the name of Educate, Inc. during the third quarter of 2003.  During this process, several of the lessors requested that Sylvan Learning Systems, Inc. remained on the lease as the guarantor.  The leases requiring guarantees expire before December, 2008.  In the event that Educate, Inc. defaults on its lease obligations, the Company will be obligated to pay the contractual lease payments to the lessee as follows: 2003 - $6,707; 2004 - $5,894; 2005 - $3,940; 2006 - $1,735; 2007 - $729; and 2008 - $136.  The Company has assessed the risk of payment under this guarantee as remote.  In addition, under the terms of the Asset Purchase Agreement with Educate, Inc., the Company is indemnified against any losses suffered as a result of any lease guarantees.  During the third quarter of 2003, the Company recorded a liability of $243 which represents the fair value of the lease guarantees for Educate, Inc.

In connection with the sale of substantially all of the Company’s K-12 segments to Educate, Inc., the Company entered into a three-year management service agreement with Educate, Inc.  Under the terms of the agreement, Educate will provide certain support services, including, but not limited to, specified accounting, benefits, IT, human resources, purchasing and payroll services to Sylvan.  Conversely, Sylvan will provide certain support services, primarily in the areas of tax and treasury, to Educate.  The agreement is a fixed-fee, and may be adjusted as appropriate based on increases or decreases to predetermined service volumes.  At inception, the net fee due to Educate, Inc. on an annual basis is approximately $2,700.

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

As of June 30, 2003, the Company terminated its $100,000 line of credit as a result of the sale of the K-12 disposal group.  There was no balance on the line of credit at the time of the termination.  Effective July 1, 2003, the Company entered into a new unsecured line of credit agreement in the amount of $30,000, with a $5,000 sub-limit for standby letters of credit, which is intended for working capital purposes.  The line of credit expires August 15, 2004.

Contingent Payments of Discontinued Operations

The Company is party to option agreements with franchisees of the WSI business that allow, under specified circumstances, the repurchase of operating franchises at predetermined multiples of operating results.  These options may be at the Company’s or the franchisee’s discretion based upon the individual agreement and specific operating criteria.  None of these option agreements would be individually material and operating results of the Company would not be materially impacted for the current period if the options were exercised.

Note 14 – Business Segment Information

Sylvan Learning Systems, Inc. (the “Company” or “Sylvan”) is focused exclusively on providing a superior university experience to over 110,000 students through the leading global network of accredited campus-based and online universities.  On June 30, 2003, the Company sold the operations comprising its K-12 segments and sold certain investments in Sylvan Ventures.  Also during the quarter ended June 30, 2003, the Company committed to a plan to dispose of its WSI business.  Prior to March 2003, the Company was organized on the basis of educational services provided, including K-12 business services, online higher education, international universities (including WSI operations exclusive of Spain), English language instruction — Spain, and Sylvan Ventures.  As a result of the realigned business operations, the Company is now managing its operations through two separate business segments: a Campus Based university segment and an Online Higher Education segment.  These segments are business units that offer distinct services and are managed separately as they have different customer bases and delivery channels.  All historical segment information has been reclassified to conform to this presentation.  The reportable segments are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
		(Restated, see Note 4)		(Restated, see Note 4)
Operating revenues:
Campus Based	$82,156	$50,571	$247,530	$175,885
Online Higher Education	24,171	21,378	69,460	51,838
	$106,327	$71,949	$316,990	$227,723

Segment operating profit:
Campus Based	$9,712	$2,317	$30,946	$19,131
Online Higher Education	$4,141	3,933	6,900	6,240
	$13,853	$6,250	$37,846	$25,371

	Segment Assets		Goodwill
	September 30, 2003	December 31, 2002	September 30, 2003	December 31, 2002
		(Restated, see Note 4)		(Restated, see Note 4)
Campus Based	$615,546	$437,383	$155,461	$89,597
Online Higher Education	199,002	184,052	68,169	86,309
	$814,548	$621,435	$223,630	$175,906

Segment profit is calculated as net operating profit for operating segments.  There are no significant inter-company sales or transfers. The following table reconciles the reported information on segment profit to income (loss) before income taxes reported in the consolidated statements of operations:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
		(Restated, see Note 4)		(Restated, see Note 4)
Total profit (loss) for reportable segments	$13,853	$6,250	$37,846	$25,371
Sylvan Ventures operating loss	—	(2,174)	(2,975)	(4,912)
Core operating general and administrative expense	(2,592)	(5,207)	(14,286)	(16,028)
Non-cash compensation expense	(355)	(166)	(22,688)	(879)
Net non-operating expenses	(1,438)	(8,036)	(25,928)	(15,136)
Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	$9,468	$(9,333)	$(28,031)	$(11,584)

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

Overview

Sylvan Learning Systems, Inc. (the “Company” or “Sylvan”) is focused exclusively on providing a superior university experience to over 110,000 students through the leading global network of accredited campus-based and online universities.  On June 30, 2003, the Company sold the operations comprising its K-12 segments (“K-12 segment”) and sold certain investments in Sylvan Ventures that are not strategic to its post-secondary education business in a transaction more fully described in Note 4 of the consolidated financial statements. In connection with this transaction, the Company realigned its business segments.  The Company’s realigned segments include two separate business segments: a Campus Based university segment (“Campus Based”) and an online universities segment (“Online Higher Education”).  The Campus Based segment owns or maintains controlling interests in 7 private universities located in France, Chile, Mexico, Spain and Switzerland.  The Online Higher Education segment provides career-oriented degree programs to over 15,000 students through Canter and Associates, Walden E-Learning, Inc. (“Walden”) and National Technological University (“NTU”).  Walden and NTU were previously reported as part of Sylvan Ventures.  Sylvan Ventures is in the process of being disbanded.  Sylvan Ventures general and administrative expenses include the costs incurred to sell its investments and disband Sylvan Ventures.

Sale of Business Units

K-12

On June 30, 2003, the Company and Educate, Inc., a company newly-formed by Apollo Management, L.P., (“Apollo”) completed the sale to Educate, Inc. of substantially all of the Company’s K-12 segments, including eSylvan Inc. and Connections Academy, Inc., which were investments held by Sylvan Ventures (“K-12 Disposal Group”).

As a result of the disposal transaction, the Company recorded a $71.5 million gain, net of income tax expense of $39.0 million, in the nine months ended Sepember 30, 2003, representing the difference between the carrying value of the net assets sold and net proceeds upon sale.

The operations of the Company’s disposal groups comprising its K-12 segment are classified as discontinued operations.  The operations and cash flows of these components have been eliminated from the ongoing operations of the Company as a result of the disposal transactions, and the Company will not have any significant continuing involvement in the K-12 operations.  The results of operations of this component are reported for all periods as a separate component of income, net of income taxes.

The Company, after the sale of substantially all of its K-12 disposal group, is holding for sale the remaining K-12 assets of the Company, consisting of the Company’s Sylvan Learning Center operations in the United Kingdom and France.  The Company expects to sell these two operations for principally contingent consideration by December 31, 2003.  During the nine months ended September 30, 2003, the Company recorded a loss on disposal of discontinued operations of $8.3 million, net of income tax benefit of $4.4 million, related to the write-off of the net assets of the UK/France disposal group.

During the first quarter of 2003, Sylvan acquired the remaining membership interests in Sylvan Ventures not owned by Sylvan or Apollo for consideration of 0.5 million shares of Sylvan common stock, which is restricted from sale for three years. These membership interests were held by investment companies that are partially owned by certain executive management of the Company.  Additionally, all membership profit interests in Sylvan Ventures have been eliminated.  Upon completion of these acquisitions and the sale of the K-12 disposal group outlined above, the Company owned all of the membership interests of Sylvan Ventures LLC.  On June 30, 2003, the Company sold several portfolio investments held by Sylvan Ventures, which were considered non-strategic assets, for contingent consideration.   For the nine months ended September 30, 2003, the Company recorded a loss on Sylvan Ventures assets held for sale of $8.4 million, primarily representing the book value of Sylvan Ventures cost basis investments in iLearning ($0.3 million) and ClubMom ($7.6 million).  Sylvan Ventures also wrote-off the balance of its equity method investment in Chancery Software Limited (“Chancery”) through a charge to equity in net loss of affiliates.

Walden and National Technological University (“NTU”), previously included in the Sylvan Ventures segment, are currently managed and reported within the Online Higher Education segment.

These transactions present a number of risks and uncertainties.  As a result of the transactions, the Company’s overall business will be significantly smaller and consist exclusively of the Campus Based and Online Higher Education businesses.  Most of the Company’s business operations are in foreign countries, which increases the potentially negative effects on the Company of the many risks of doing business in foreign countries.

Sylvan Learning Systems will change its corporate name and NASDAQ ticker symbol within one year following he completion of the transaction, as Educate, Inc. retains all rights to the Sylvan brand and name.

WSI

During the second quarter of 2003, management committed to a plan to dispose of its Wall Street Institute (“WSI”) line of business.  The WSI business owns and operates English-language learning centers in four countries and is a master franchisor of English language learning centers in 21 countries.  The Company expects to sell WSI by June 30, 2004.  During the nine months ended September 30, 2003, the Company recorded a loss of $23.8 million, net of income tax benefit of $1.7 million. The tax benefit of $1.7 million on the expected loss on sale of WSI may vary from the final tax benefit realized.  The final tax benefit will depend on the structure of the sale or disposal of the WSI entities in the various countries that they conduct operations.  This loss of $23.8 million included a $10.4 million loss related to the reversal of the accumulated foreign currency translation adjustment, and represents the difference between the expected proceeds upon sale and the book value of the net assets held for sale.

The operations of the Company’s disposal group comprising its WSI operations are classified as discontinued operations.  The operations and cash flows of these businesses have been eliminated from the ongoing operations of the Company as a result of the expected disposal of WSI, and the Company will not have any significant continuing involvement in the operations after the disposal.  The results of operations of this component are reported for all periods within discontinued operations, net of income taxes.

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

Goodwill and Other Intangible Assets.  During each of the years presented, the Company acquired certain businesses accounted for using the purchase method of accounting.  A portion of the purchase prices for these businesses was allocated to identifiable tangible and intangible assets and assumed liabilities, based on estimated fair values at the dates of acquisitions.  Any excess purchase price was allocated to goodwill.  This goodwill and other indefinite-lived intangibles are evaluated at least annually for impairment by comparison of the carrying amounts of the respective reporting units to their implied fair value determined by discounting estimated future cash flows expected from the reporting units.

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

In assessing the recoverability of the Company’s goodwill and other intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets.  If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets to the extent not previously recorded.  In 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which required the Company to analyze its goodwill for impairment upon adoption.  As a result, the Company recorded a non-cash charge of $78.6 million, net of income tax benefit of $7.7 million, which is included as a cumulative effect of a change in accounting principle in the consolidated statements of operations.

Income Taxes.  The Company earns a significant portion of its income from subsidiaries located in countries outside of the United States.  At September 30, 2003, undistributed earnings of foreign subsidiaries totaled approximately $163.7 million.  Deferred tax liabilities have not been recognized for these undistributed earnings because it is management’s intention to reinvest such undistributed earnings outside of the United States.  APB Opinion No. 23, Accounting for Income Taxes – Special Areas, requires that a company evaluate its circumstances to determine whether or not there is sufficient evidence to support the assertion that it has or will reinvest undistributed foreign earnings indefinitely.

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

If circumstances change and it becomes apparent that some or all of the undistributed earnings of the Company’s foreign subsidiaries will be remitted in the foreseeable future, the Company will be required to recognize deferred tax liabilities on those amounts.  As of September 30, 2003 and December 31, 2002, if all undistributed earnings had been remitted to the United States, the amount of incremental U.S. federal income tax liabilities, net of foreign tax credits, would have been approximately $40.4 million and $26.6 million, respectively.

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

Results of Operations

Revenues are generated by Sylvan’s two business segments.  Campus Based (formerly named International Universities) earns tuition and related fees paid by the students of the Universidad Europea de Madrid (“UEM”), Universidad de Valle del Mexico (“UVM”), Universidad de Las Americas (“UDLA”), Universidad Nacional Andres Bello (“UNAB”), École Supérieure du Commerce Extérieur (“ESCE”).  In addition, Campus Based includes Swiss Hotel Association of Hotel Management School Les Roches (“Les Roches”), Escuela Superior De Alta Gestion De Hotel, S.A. (“Marbella”, a campus of Les Roches), and Glion Hotel School, S.A. (“Glion”) (collectively, “The Hospitality Group”).  Online Higher Education earns revenues from instructional services that are provided through an online format at Canter and Associates, Walden E-Learning, Inc. (“Walden”) and National Technological University (“NTU”), as well as other forms of distance learning.

The following table sets forth the percentage relationships of operating revenues and direct costs for each segment, as well as certain income statement line items expressed as a percentage of total revenues for the periods indicated:

	Three months ended September 30,		Nine Months ended September 30,
	2003	2002	2003	2002
		(Restated, see Note 4)		(Restated, see Note 4)
Revenues:
Campus Based	77%	70%	78%	77%
Online Higher Education	23	30	22	23
Total revenues	100	100	100	100

Direct costs:
Campus Based	68	67	68	69
Online Higher Education	19	24	20	20
Total direct costs	87	91	88	89

General and administrative expenses:
Core operating segments	2	7	5	7
Sylvan Ventures	—	3	1	2
Non-cash compensation expense	—	—	7	—

Operating income (loss)	10	(2)	(1)	2
Non-operating expense	(1)	(11)	(6)	(7)
Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	9	(13)	(9)	(5)
Income tax benefit	(3)	8	2	4
Income (loss) from continuing operations	5	(5)	(6)	(1)
Income (loss) from discontinued operations, net of tax	—	2	—	2
Gain (loss) on disposal of discontinued operations, net of tax	—	(4)	12	(6)
Income (loss) before cumulative effect of change in accounting principle	5	(8)	6	(5)
Cumulative effect of change in accounting principle	—	—	—	(34)
Net income (loss)	5%	(8)%	6%	(39)%

Comparison of results for the three months ended September 30, 2003 to results for the three months ended September 30, 2002.

Revenues.  Total revenues increased by $34.3 million, or  48%, to $106.3 million for the three months ended September 30, 2003 (the “2003 fiscal quarter”) from $72.0 million for the three months ended September 30, 2002 (the “2002 fiscal quarter”).  This revenue increase was primarily driven by increases related to increased enrollments in both the Campus Based segment and the Online Higher Education segment, and the acquisitions of Glion Hotel School, S.A. (“Glion”), effective August 1, 2002, and Universidad Nacional Andres Bello and its technical and vocational affiliate, Academia de Idiomas y Estudios Profesionales, (collectively “UNAB”) effective May 30, 2003.

Campus Based revenue for the 2003 fiscal quarter increased by $31.6 million, or 62%, to $82.2 million compared to the 2002 fiscal quarter.  This increase was primarily due to increased tuition and enrollments at the universities, particularly UVM and UDLA, which increased their enrollments by 16% and 43%, respectively, compared to the 2002 fiscal quarter.  Additionally, revenue increased by $18.3 million due to the acquisitions of controlling interests in UNAB, which occurred in the second quarter of 2003, and Glion, which occurred in the third quarter of 2002.  Campus Based revenue represented 77% and 70% of total revenues of the Company for the 2003 and 2002 fiscal quarters, respectively.

Online Higher Education revenue increased by $2.8 million, or 13%, to $24.2 million for the 2003 fiscal quarter compared to the 2002 fiscal quarter.  Canter revenue decreased by $1.7 million, or 11%, to $13.8 million in the 2003 fiscal quarter compared to the 2002 fiscal quarter. The Canter revenue decrease was primarily due to the strategic decision to unaffiliated universities to programs with Walden University.  Walden University revenue increased by $2.9 million, or 49%, to $8.7 million in the 2003 fiscal quarter compared to the 2002 fiscal quarter.  The Walden increase was due to increased student enrollment. The remaining increase was primarily due to the acquisition of NTU effective November 1, 2002.  Revenue for Online Higher Education represented   23% and  30% of the Company’s total revenues for the 2003 and 2002 fiscal quarters, respectively.

Direct Costs.   Total direct costs of revenues from continuing operations increased $25.9 million, or 39%, to $92.5 million for the 2003 fiscal quarter from $66.6 million for the 2002 fiscal quarter.  Direct costs as a percentage of total revenues were 87% in the 2003 fiscal quarter compared to 91% in the 2002 fiscal quarter.

Campus Based expenses increased by $24.2 million to $72.4 million, or 88% of Campus Based revenue for the 2003 fiscal quarter, compared to $48.3 million, or 95% of Campus Based revenue for the 2002 fiscal quarter.  The increase in expenses reflects the increased enrollments and operating activities at the universities compared to the 2002 fiscal quarter and the effect of the acquisitions of controlling interests in Glion, which occurred in the third quarter of 2002 and UNAB which occurred in the second quarter of 2003.  The decrease in operating expenses as a percentage of revenue was primarily due to the fact that the third quarter of 2003 included the results of UNAB, which is in session during the entire third quarter.  Most of our Northern Hemisphere schools are not in session during portions of the third quarter due to summer semester breaks. The timing of summer semester breaks results in significant seasonal fluctuations in operating results, based primarily on the geographic location of the individual university.  Revenues and direct instructional expenses are recorded during the period that classes are in session.   However, certain basic operating and marketing expenses continue during the semester break, which distorts comparison of expenses as a percentage of revenues.

Online Higher Education expenses increased by $2.6 million to $20.0 million, or 83% of Online Higher Education revenue for the 2003 fiscal quarter, compared to $17.4 million, or 82% of Online Higher Education revenue for the 2002 fiscal quarter.  Increased operating efficiencies, particularly at Walden, were more than offset by the inclusion of the NTU operating losses in the 2003 fiscal quarter, as a result of its acquisition effective November 2002.

Other Expenses.  Other expenses decreased by $10.4 million to $4.4 million for the 2003 fiscal quarter from $14.8 million for the 2002 fiscal quarter.  The decrease in other expenses related primarily to the decrease in core operating general and administrative expenses due to the sale of the K-12 business units and a decrease in Sylvan Ventures general and administrative expenses.   In addition, there was a decrease in non-operating expenses of $6.6 million primarily due to a $7.4 million loss on investment recorded in the 2002 fiscal quarter.

Core operating segment general and administrative expenses decreased by $2.6 million in the 2003 fiscal quarter to $2.6 million compared to $5.2 million in the 2002 fiscal quarter.   As a result of the sale of the K-12 business, certain employees that were principally dedicated to servicing the K-12 segment that were employed by Educate, Inc. effective July 1, 2003.  Contemporaneously, a service agreement was executed with Educate, Inc. for the contracting by the

Company of certain administrative services from Educate, Inc.  Also, a sub-lease agreement was executed with Educate, Inc. for certain space in the Company’s headquarters facility.  (See contractual obligations discussion for further description of these agreements). The reduction of the core operating segment general and administrative expenses is a direct result of this reduction in labor costs and facilities costs, partially offset by expenses incurred under the services agreements.

Non-operating items decreased by $6.6 million for the 2003 fiscal quarter from the 2002 fiscal quarter.  This decrease was primarily due to an increase in minority interest expense of $2.4 million offset by a $1.3 million increase in interest income due to interest on the $55.0 million subordinated note received as aprt of the consideration of the sales of the K-12 business seller note.  The 2002 fiscal quarter included a loss on investment of  $7.4 million.

Sylvan Ventures had no general and administrative expenses or non-operating expenses in the 2003 fiscal quarter due to the sale of Sylvan Ventures investment portfolio and the related discontinuance of Sylvan Ventures administrative costs for the second quarter of 2003.  Sylvan Ventures incurred $1.3 million of general and administrative expenses in the 2002 fiscal quarter related to the management of the investment portfolio.  Sylvan Ventures non-operating expenses totaled $0.3 million in the 2002 fiscal quarter which was comprised mainly of $0.9 million equity in net loss of affiliates offset by $0.6 million minority interest expense.

Income Taxes.   The Company’s effective tax rate from continuing operations was 39.1% for the 2003 fiscal quarter.  This reported effective income tax rate differs from the U.S. federal statutory tax rate due to the impact of state income taxes, minority interests, foreign income taxed at lower rates and the inability to utilize tax benefits from certain investment losses of Sylvan Ventures. Due to changes in the mix of international and domestic earnings, the Company’s consolidated effective tax rate may fluctuate in the remainder of 2003.  Currently, on a full year basis, the effective income tax rate for the Company excluding Sylvan Ventures, and for Sylvan Ventures, for the year ending December 31, 2003 will be 0.7% and 40%, respectively.  In the three month period ended September 30, 2003, management revised the estimated annual effective tax rate for the Company excluding Sylvan Ventures from 20% to 0.7% due to changes in the expected income taxes of certain foreign operations.

Comparison of results for the nine months ended September 30, 2003 to results for the nine months ended September 30, 2002.

Revenues.  Total revenues increased by $90.1 million, or 40%, to $317.9 million for the nine months ended September 30, 2003 (the “2003 fiscal nine-month period”) from $227.8 million for the nine months ended September 30, 2002 (the “2002 fiscal nine-month period”). This revenue increase was primarily driven by increases related to increased enrollments in both the Campus Based segment and the Online Higher Education segment universities and the acquisitions of Glion, effective August 1, 2002, and UNAB, effective May 30, 2003.

Campus Based revenue for the 2003 fiscal nine-month period increased by $71.6 million, or 41%, to $247.5 million compared to the 2002 fiscal nine-month period.  This increase was primarily due to increased tuition and enrollments at the universities, particularly UVM and UDLA, which increased their enrollments by 16% and 43%, respectively, compared to the 2002 fiscal nine-month period.  Additionally, revenue increased by $34.1 million due to the acquisitions of controlling interests in UNAB, which occurred in the second quarter of 2003 and Glion, which occurred in the third quarter of 2002.  Campus Based revenue represented 78% and 77% of total revenues for the 2003 and 2002 fiscal nine-month periods, respectively.

Online Higher Education revenue increased by $17.6 million, or 34%, to $69.5 million for the 2003 fiscal nine-month period compared to the 2002 fiscal nine-month period. Canter revenue increased by $2.9 million, or 8%, to $40.7 million in the 2003 fiscal nine-month period compared to the 2002 fiscal nine-month period. The Canter revenue increase was primarily due to higher tuition and enrollments in the 2003 fiscal nine-month period.  Walden University revenue increased by $9.3 million, or 66%, to $23.3 million in the 2003 fiscal nine-month period compared to the 2002 fiscal nine-month period.  The Walden increase was primarily due to enrollment increases. The remaining increase was primarily due to the acquisition of NTU effective November 1, 2002.  Revenue for Online Higher Education represented  22% and  23% of the Company’s total revenues for the 2003 and 2002 fiscal nine- month periods, respectively.

Direct Costs.   Total direct costs of revenues increased $77.5 million, or 38%, to $281.3 million for the 2003 fiscal nine-month period from $203.7 million for the 2002 fiscal nine-month period. Direct costs as a percentage of total revenues were 88% in the 2003 fiscal nine-month period compared to 89% in the 2002 fiscal nine-month period.

Campus Based expenses increased by $59.8 million to $216.6 million, or 87% of Campus Based revenue for the 2003 fiscal nine-month period, compared to $156.8 million, or 89% of Campus Based revenue for the 2002 fiscal nine-month period.  The increase in expenses reflected the increased enrollments and operating activities at the universities compared to the 2002 fiscal nine-month period and the effect of the acquisitions of controlling interests in Glion, which occurred in the third quarter 2002 and UNAB, which occurred in the second quarter of 2003. The decrease in operating expenses as a percentage of revenue was primarily due to the fact that the nine-month period of 2003 includes the results of UNAB from the acquisition date in the second quarter of 2003. UNAB is in session during the entire third quarter. Most of our Northern Hemisphere schools are not in session during portions of the second and third quarters due to summer semester breaks. The timing of summer semester breaks results in significant seasonal fluctuations in operating results based primarily on the geographic location of the individual university.  Revenues and direct instructional expenses are recorded during the period that classes are in session. However, certain basic operating and marketing expenses continue during the semester break, which distorts comparison of expenses as a percentage of revenues.

Online Higher Education expenses increased by $17.0 million to $62.6 million, or 90% of Online Higher Education revenue for the 2003 fiscal nine-month period, compared to $45.6 million, or 88% of Online Higher Education revenue for the 2002 fiscal nine-month period.  Increased operating efficiencies, particularly at Walden, were more than offset by the inclusion of the NTU operating losses in the 2003 fiscal nine-month period, as a result of its acquisition effective November 2002.

Other Expenses.  Other expenses increased to $64.7 million for the 2003 fiscal nine-month period compared to $35.7 million for the 2002 fiscal nine-month period.  An increase in non-cash compensation expense of $21.8 million was offset by a $3.6 million decrease in general and administrative expenses.  In addition, non-operating expenses increased $10.8 million primarily due to an increase in minority interest expense of $4.5 million and an increase in equity in net income of affiliates of $3.1 million.

Non-cash compensation expense increased to $22.7 million for the 2003 fiscal nine-month period compared to the 2002 fiscal nine-month period. The non-cash compensation expense relates primarily to $21.8 million of compensation expense resulting from the exchange of employee stock options of a subsidiary for stock options to acquire Sylvan common stock during the second quarter of 2003.  The Company also recorded non-cash compensation of $0.7 million related to current grants of restricted stock.

Core operating segment general and administrative expenses decreased by $1.7 million in the 2003 fiscal nine-month period compared to the 2002 fiscal nine-month period.   As a result of the sale of the K-12 business, certain employees that were principally dedicated to servicing the K-12 segment were employed by Educate, Inc. effective on July 1, 2003.  Contemporaneously, a service agreement was executed with Educate, Inc. for the contracting by the Company of certain administrative services from Educate, Inc.  Also, a sub-lease agreement was executed with Educate, Inc. for certain space in the Company’s headquarters facility.  (See related contractual obligations discussion for further description of these agreements). The reduction of the core operating segment general and administrative expenses is a direct result of this reduction in labor costs and facilities costs, partially offset by expenses incurred under the services agreements.

Sylvan Ventures management costs decreased by $1.9 million to $1.8 million for the 2003 fiscal nine-month period compared to $3.6 million for the 2002 fiscal nine-month period.  The decrease was due to the sale of the Sylvan Ventures investment portfolio and the related discontuance of Sylvan Ventures administrative costs in the second quarter of 2003.

Sylvan Ventures equity in net losses of affiliates increased to $7.8 million for the 2003 fiscal nine-month period compared to $4.6 million for the 2002 fiscal nine-month period.  This increase was primarily attributable to the write-off of Sylvan Ventures’ equity investment in Chancery Software Limited in 2003 pursuant to the anticipated sale to a third party.  Sylvan Ventures also recorded a 2003 loss of $8.4 million primarily attributable to the write-off of the cost of its investment in ClubMom, Inc. under the caption “Loss on Ventures investments held for sale” pursuant to the anticipated third party sale. Minority interests’share of Sylvan Ventures losses totaled $0.5 million and $1.6 million for the 2003 and 2002 fiscal nine-month periods, respectively.

Other non-operating items decreased by $1.9 million for the 2003 fiscal nine-month period compared to the 2002 fiscal nine-month period, due to an increase in interest expense of $1.1 million on debt assumed in the August 2002 Glion acquisition and May 2003 UNAB acquisition and a $3.4 million increase in minority interests share of income in consolidated subsidiaries. This is offset by a decrease in loss on investment of $7.4 million which was recorded in the 2002 nine-month period.

Income Taxes.  The Company’s effective tax rate from continuing operations was 26.9% for the 2003 fiscal nine-month period.  This reported effective income tax rate differs from the U.S. federal statutory tax rate due to the impact of state income taxes, minority interests, foreign income taxed at lower rates and the inability to utilize tax benefits from certain investment losses of Sylvan Ventures. Due to changes in the mix of international and domestic earnings, the Company’s consolidated effective tax rate may fluctuate in the remainder of 2003.  Currently, on a full year basis, the effective income tax rate for the Company excluding Sylvan Ventures, and for Sylvan Ventures, for the year ending December 31, 2003 will be 0.7% and 40%, respectively.  In the three month period ended September 30, 2003, management revised the estimated annual effective tax rate for the Company excluding Sylvan Ventures from 20% to 0.7% due to changes in the expected income taxes of certain foreign operations.

Cumulative Effect of Change in Accounting Principle.   As a result of adopting Statement No. 142 as of January 1, 2002 and performing the required transitional impairment tests, the Company recorded a non-cash charge of $78.6 million, net of income tax benefit of $7.7 million, which is included in cumulative effect of a change in accounting principle in the 2002 consolidated statements of operations.  The impairment charge related solely to the English Language Instruction business and consisted of the write-down of goodwill related to the distressed operations in Spain and amounts paid for WSI operations in other countries.

Liquidity and Capital Resources

Condensed Statement of Cash Flows

Nine Months Ended September 30, 2003

	Core Operating Segments (1)	Sylvan Ventures (1)	Consolidated
Operating activities
Net income (loss)	44,987	$(24,677)	$20,310
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	23,307	228	23,535
Loss on Ventures investments held for sale	—	8,394	8,394
Gain on disposal of discontinued operations	(39,423)	—	(39,423)
Non-cash compensation	27,287	—	27,287
Other non-cash items	5,057	4,433	9,490
Changes in working capital	(32,840)	515	(32,325)
Net cash used in operating activities	28,375	(11,107)	17,268

Investing activities
Purchase of property and equipment	(64,634)	(535)	(65,169)
Proceeds from sale of K-12 disposal group and fixed assets	96,244	(5)	96,239
Cash paid for acquired businesses, net of cash received	(42,849)	—	(42,849)
Other investing activities	(19,364)	(301)	(19,665)
Net cash used in investing activities	(30,603)	(841)	(31,444)

Financing activities
Net cash received from minority members of Sylvan Ventures	—	2,263	2,263
Intercompany funding	(22,223)	22,223	—
Other financing activities	2,496	—	2,496
Net cash provided by (used in) financing activities	(19,727)	24,486	4,759

Effect of exchange rate changes on cash	(4,308)	—	(4,308)

Net increase (decrease) in cash and cash equivalents	(26,263)	12,538	(13,725)

Cash and cash equivalents at beginning of period	101,734	2,951	104,685
Cash and cash equivalents at end of period	$75,471	$15,489	$90,960

(1) The entire gain on the sale of the K-12 disposal group is shown in the core operating segment column, including the portion related to the sale of the Sylvan Ventures, eSylvan, and Connections Academy businesses.

Cash provided by operations was $17.3 million for the 2003 fiscal nine-month period, net of $11.1 million of cash used in operations related to Sylvan Ventures.  This compares to cash provided by operations of $53.4 million for the 2002 fiscal nine-month period, net of $20.7 million used in the operations related to Sylvan Ventures. The reported net income of $20.3 million included significant non-cash expenses and charges such as depreciation and amortization of $23.5 million, loss on Ventures investments held for sale of $8.4 million, non-cash compensation expense of $27.3 million, and equity in net loss of affiliates of $7.6 million.  Net income also included a net gain on disposal of discontinued operations of $39.4 million in 2003.  Cash used by working capital activity totaled $32.3 million in the 2003 fiscal nine-month period, net of $0.5 million provided by Sylvan Ventures. In the 2002 fiscal nine-month period, cash used in working capital activity totaled $0.7 million, of which $0.8 million related to Sylvan Ventures.

Cash used by investing activities was $31.4 million for the 2003 fiscal nine-month period, including $0.8 million of cash used in investing activities by Sylvan Ventures.  This compares to cash used in investing activities of $63.8 million for the 2002 fiscal nine-month period, net of $7.0 million of cash provided by investing activities of Sylvan Ventures.

The 2003 investment activity was primarily the result of net cash proceeds from the K-12 disposal group of $96.2 million and net proceeds from the sale of available-for-sale securities of $13.2 million, offset by purchases of property and equipment of $65.2 million, net cash paid for acquired businesses of $42.8 million and expenditures for deferred costs and other assets of $3.6 million. The 2002 fiscal nine-month period investment activity was primarily the result of purchases of property and equipment of $46.8 million and net cash paid for acquired businesses of $37.7 million, partially offset by net proceeds from the sale of available-for-sale securities of $21.1 million.

Cash provided by financing activities was $4.8 million in the 2003 fiscal nine-month period, including $2.2 million provided by financing activities by Sylvan Ventures, excluding intercompany funding.  This compares to cash provided by financing activities of $15.7 million in the 2002 fiscal nine-month period, net of $0.5 million cash used in Sylvan Ventures’ financing activities, excluding intercompany funding.  The 2003 financing activity related primarily to cash received from the exercise of options of $10.1 million, cash received from the issuance of debt of $5.3 million, and cash received from the minority interest partners in Sylvan Ventures of $2.3 million, partially offset by payments of long-term debt of $12.0 million.  The 2002 fiscal nine-month period financing activity related primarily to cash received from the exercise of options of $14.7 million, and net proceeds from the issuance of debt of $2.8 million, partially offset by costs incurred in connection with potential International Universities public offering of $2.5 million, and net payments to the minority interest partners in Sylvan Ventures of $0.5 million.

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

Contractual Obligations and Contingent Matters

The following tables reflect the Company’s contractual obligations and other commercial commitments as of September 30, 2003 (amounts in thousands), after giving effect to the K-12 disposal group and Sylvan Ventures transactions described above:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Due in less than 1 year	Due in 1-3 years	Due in 4-5 years	Due after 5 years
Long-term debt	$107,147	$20,158	$28,689	$12,856	$45,444
Operating Leases	197,711	19,796	59,207	34,662	84,046
Due to shareholders of acquired companies	36,093	5,164	22,866	8,063	—
Other long term obligations(1)	8,250	3,000	5,250	—	—
Total contractual cash obligations	$349,201	$48,118	$116,012	$55,581	$129,490
Operating leases of discontinued operations	4,035	4,035	—	—	—

	Amount of Commitment Expiration Per Period (in thousands)
Contractual Obligations	Total Amounts Committed	Due in less than 1year	Due in 1-3 years	Due in 4-5 years	Due after 5 years
Lines of Credit (2)	$—	$—	$—	$—	$—
Guarantees (3)	20,254	12,240	7,696	318	—
Standby letters of credit (4)	1,708	1,708	—	—	—
Total commercial commitments of continuing operations	$21,962	$13,948	$7,696	$318	$—

(1) In connection with the sale of substantially all of the Company’s K-12 segments to Educate, Inc., the Company entered into a three-year management service agreement with Educate, Inc.  Under the terms of the agreement, Educate will provide certain support services, including, but not limited to, specified accounting, benefits, IT, human resources, purchasing and payroll services to Sylvan.  Conversely, Sylvan will provide certain support services, primarily in the areas of tax and treasury, to Educate, Inc.  The agreement is based on a fixed-fee, adjusted as appropriate based on increases to predetermined service volumes.  At inception, the net fee due to Educate, Inc. on an annual basis is approximately $2.7 million.

(2) As of June 30, 2003, the Company terminated its $100.0 million line of credit as a result of the sale of the K-12 disposal group.  There was no balance on the line of credit at the time of the termination.  Effective June 30, 2003, the Company entered into a new unsecured line of credit agreement in the amount of $30.0 million, with a $5.0 million sub-limit for standby letters of credit, which is intended for working capital purposes.  The line of credit expires August 2004.  There was no balance outstanding under the line of credit as of September 30, 2003.

(3) Subsequent to the divestiture of the K-12 disposal group, all leases related to Sylvan Learning Centers were renegotiated or assigned in the name of Educate, Inc. during the third quarter of 2003.  During this process, several of the lessors agreed to this with the stipulation that Sylvan Learning Systems, Inc. remained on the lease as the guarantor.  The leases related to this guarantee expire before December, 2008.  In the event that Educate, Inc. defaults on its lease obligations, the Company will be obligated to pay the contractual lease payments to the lessee.  Under the terms of Asset Purchase Agreement with Educate, Inc., the Company is indemnified against any losses suffered as a result of any lease guarantees.

(4) The Company has approximately $1.7 million outstanding in standby letters of credit.  The Company is self-insured for health care, workers compensation, and other insurable risks up to predetermined amounts above which third party insurance applies.  The Company is contingently liable to insurance carriers under certain of these policies and has provided a letter of credit in favor of the insurance carriers for approximately $1.3 million.

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

Additional amounts of contingent consideration are due the sellers of UDLA based on operating results for the three years ended December 31, 2006.  No later than March 31, 2006, the Company is obligated to the sellers for an amount equal to 60% of six times (i) average EBIT for 2004 and 2005, less (ii) 2000 EBIT; this result is reduced by (iii) 42% of certain specified debt.  No later than March 31, 2007, the Company is obligated to the sellers for an amount equal to 20% of four times (i) average EBIT for 2005 and 2006; this result is reduced by (ii) 20% of certain specified debt and (iii), $6.5 million. The Company has pledged its shares of Decon, the holding company that controls and operates UDLA, to satisfy its payment obligations to the sellers.  The Company cannot dispose of, lien or encumber the shares without the prior approval of the sellers.  Effective April 1, 2008 the sellers have the right to require the Company to purchase their remaining 20% interest in Decon for a variable purchase price based on average EBIT for certain specified periods. Effective April 1, 2009 the Company has a call right to acquire the remaining 20% interest under a similiar methodology for certain specified periods

Seasonality in Results of Operations

The Company experiences seasonality in results of operations primarily as a result of changes in the level of student enrollments and the timing of semester cycles.  Timing of semester breaks at the Campus Based universities results in the strongest operating performance being achieved in the second and fourth quarters of the year.  At the Online Higher Education segment, the strongest operating results are achieved in the fourth quarter of the year because frequent intakes during the year results in steady growth in enrollment during the year, with the highest enrollment levels at the end of the year.  Revenues and profits in any period will not necessarily be indicative of results in subsequent periods.

Severe Acute Respiratory Syndrome

During the three and nine months ended September 30, 2003, Company operations experienced no material impact as a result of SARS.  However the Company will continue to actively monitor and attempt to respond to the situation as appropriate.

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

Foreign Currency Risk

The Company derives approximately 78% of its revenues from sources outside the United States.  This business is transacted through a network of international subsidiaries, generally in the local currency that is considered the functional currency of that foreign subsidiary.  Expenses are also incurred in the foreign currencies to match revenues earned and minimize the Company’s exchange rate exposure to operating margins.  A hypothetical 10% adverse change in average annual foreign currency exchange rates would have decreased operating income and cash flows for the 2003 fiscal nine-month period by $4.1 million. The Company generally views its investment in most of its foreign subsidiaries as long-term. The effects of a change in foreign currency exchange rates on the Company’s net investment in foreign subsidiaries are reflected in other comprehensive income (loss).  A 10% depreciation in functional currencies relative to the U.S. dollar would have resulted in a decrease in the Company’s net investment in foreign subsidiaries of approximately $27.6 million at September 30, 2003.

Interest Rate Risk

The Company holds its cash and cash equivalents in high quality, short-term, fixed income securities.  Consequently, the fair value of the Company’s cash and cash equivalents would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due to the short-term nature of the Company’s portfolio.  The Company’s long-term revolving credit facility bears interest at variable rates, and the fair value of this instrument is not significantly affected by changes in market interest rates.  The Company’s convertible debentures bear interest at 5%, which currently approximates the market rate.  A 100 basis point decrease in interest rates would have reduced net interest income for the 2003 fiscal nine-month period by approximately $0.7 million.

Equity Price Risk

The fair value of the Company’s convertible debentures is sensitive to fluctuations in the price of the Company’s common stock into which the debentures are convertible.  Changes in equity prices would result in changes in the fair value of the Company’s convertible debentures due to the difference between the current market price of the debentures and the market price at the date of issuance of the debentures.  A 10% increase in the 2003 fiscal nine-month period end market price of the convertible debentures would result in an increase of approximately $2.6 million in the net fair value of the debentures.

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

All the potential impacts noted above are based on sensitivity analyses performed on the Company’s financial position at September 30, 2003.  Actual results may differ materially.

ITEM 4.                 CONTROLS AND PROCEDURES

The Company’s management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2003.  Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Form 10-Q quarterly report has been appropriately recorded, processed, summarized and reported.  Based on that evaluation, the Company’s executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

The Company’s management, including the principal executive and principal financial officers, has evaluated any changes in the internal controls over financial reporting that occurred during the quarterly period ended September 30, 2003, and has concluded that there was no change that occurred during the quarterly period ended September 30, 2003 that has materially affected, or is reasonable likely to materially affect, the internal controls over financial reporting.

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

(b)   Reports on Form 8-K

On July 24, 2003, the Company filed a Current Report on Form 8-A furnishing under Items 9 and 12 – Regulation FD Disclosure and Disclosure of Results of Operations and Financial Condition, its second quarter earnings release in compliance with Regulation G.

On August 13, 2003, the Company filed an amended Current Report on Form 8-K/A amending, under Item 7 – Financial Statements, Pro Forma Financial Information and Exhibits,  the Current Report on Form 8-K filed on June 4, 2003 to include the pro forma financial statements required by Item 7(b) of Form 8-K related to the acquisition of Universidad Nacional Andres Bello (“UNAB”).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sylvan Learning Systems, Inc.

Date: November 7, 2003	/s/ Sean R. Creamer
Sean R. Creamer, Senior Vice President and
Chief Financial Officer