Form 10-K
period 2003-12-31
SYLVAN LEARNING SYSTEMS INC
filed 2004-03-15
CIK 912766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2003.

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from to .

Commission File Number 0-22844

SYLVAN LEARNING SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Maryland	52-1492296
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1001 Fleet Street, Baltimore, Maryland	21202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (410) 843-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $.01 Preferred Stock Purchase Rights	NASDAQ None

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

The aggregate market value of voting Common Stock held by non-affiliates of the registrant was approximately $936.6 million as of June 30, 2003.

The registrant had 44,967,095 shares of Common Stock outstanding as of March 5, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information in Sylvan Learning Systems, Inc.’s definitive Proxy Statement for its 2003 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than April 30, 2004, is incorporated by reference in Part III of this Form 10-K.

INDEX

PART I.

	Item 1.	Business
	Item 2.	Properties
	Item 3.	Legal Proceedings
	Item 4.	Submission of Matters to a Vote of Security Holders

PART II.

	Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters
	Item 6.	Selected Consolidated Financial Data
	Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
	Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
	Item 8.	Financial Statements and Supplementary Data
	Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
	Item 9A	Controls and Procedures

PART III.

Items 10, 11, 12, 13, and 14 are incorporated by reference to Sylvan Learning Systems, Inc.’s definitive Proxy Statement which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, no later than April 30, 2004.

PART IV.

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

SIGNATURES

PART I.

Item 1.  Business

Sylvan Learning Systems, Inc. (“the Company” or “Sylvan”) is focused exclusively on providing a superior higher education experience to over 117,000 students through a leading global network of accredited Campus Based and online universities and other higher education institutions (“higher education institutions”).  Sylvan offers a broad range of career-oriented undergraduate and graduate programs to traditional students through several Campus Based higher education institutions located in Latin America and Europe.  In the United States, Sylvan offers working-adult students the convenience and flexibility of distance learning to pursue undergraduate, master’s and Ph.D. degree programs in major career fields including engineering, education, business, and healthcare.

In many countries, demand for university-level education is rising - fueled by several demographic and economic factors including, a growing middle class, the need for a well-educated workforce, and rising numbers of traditional and non-traditional students who understand the value of higher education.  To address this growing demand, Sylvan is expanding student enrollment at its existing Campus Based and online higher education institution locations by introducing new programs and curricula, increasing student capacity at current locations, adding new campus locations, and by leveraging the Company’s education and marketing expertise.  To further strengthen its leadership in the international higher education market, Sylvan will also enter into attractive new geographic markets and market segments.

The higher education institutions in Sylvan’s network are generally characterized by a diverse array of career-oriented degree offerings, a curriculum with an international perspective, and strong academic and brand name recognition. Sylvan’s higher education network offers students access to unique and specialized curricula from higher education institutions within Sylvan’s network as well as study abroad programs.

While most of Sylvan’s network higher education institutions have many years of successful operating history, the Company implements programs and strategies to increase the financial and operational performance of each higher education institution.  Sylvan’s higher education institutions share content and degree programs with other higher education institutions in the network and transfer best practices, including successful marketing, recruiting, and retention programs.

Sylvan benefits from revenue predictability as a result of high student retention and higher education institution program lengths of up to 6 years.  Sylvan believes in the importance of expanding access to higher education and that its replicable business model and rigorous approach to growth will continue to generate  increases in revenue and operating margins.

Sylvan’s educational offerings are delivered though two separate business segments:  a Campus Based higher education institution segment (“Campus Based”) and an online segment (“Online Higher Education”).  The Campus Based segment owns or maintains controlling interests in nine separately accredited higher education institutions with operations located in Mexico, Chile, Spain, Switzerland, France, Ecuador, Panama and Costa Rica.  The Online Higher Education segment provides career-oriented degree programs to working-adult students through Canter and Associates (“Canter”), Walden E-Learning, Inc. (“Walden”), and National Technological University, Inc. (“NTU”).  For discussion of seasonality, see Results of Operations section of this report.  For a discussion of segments, see note 16 of the consolidated financial statements.

On June 30, 2003, the Company sold the principal operations comprising its K-12 segments (“K-12 segments”) and sold certain investments in Sylvan Ventures that are not strategic to Sylvan’s higher education business in a transaction more fully described in Note 3 to the consolidated financial statements.  As a result, Sylvan intends to change its corporate name and NASDAQ symbol by June 2004.  As part of the Company’s transformation to focus exclusively on post-secondary education, the Company committed to a plan to sell its English Language Instruction business, Wall Street Institute (“WSI”).  See Note 3 to the consolidated financial statements.  The business section that follows focuses only on continuing operations of the company.

Campus Based

The Campus Based segment owns and operates the leading network of private, post-secondary educational institutions outside the United States.  Its program offerings address the fast-growing international demand for career-oriented education.  In many international markets, public higher education institutions are unable to increase capacity rapidly enough to address the burgeoning demand for university education.  Sylvan is uniquely positioned to address higher education demand by expanding campus locations, opening new campus locations, developing new degree programs, and creating new education opportunities for students in new market segments such as the working adult and technical/vocational markets.

Higher Education Institution Descriptions

The Campus Based segment is composed of nine separately accredited higher education institutions with operations in Mexico, Chile, Spain, Switzerland, France, Ecuador, Panama and Costa Rica.  Campus Based higher education institutions enroll approximately 101,400 full-time students and offer more than 100 degree programs through 33 campuses.  The higher education institutions primarily serve 18- to 24-year-old students and offer an education that emphasizes career-oriented fields of study with undergraduate and graduate degrees in a wide range of disciplines, including international business, hotel management, health sciences, information technology and engineering.  The Company believes that the higher education institutions benefit from strong academic reputations and brand awareness and established operating histories.  Each higher education institution also has flexible, teaching-focused faculty led by an experienced local management team.  In addition to expanding capacity, Sylvan is developing new degree programs and creating study abroad opportunities for both traditional students and working professionals.

The following table presents information about the higher education institutions in the Campus Based network:

Higher Education Institution	Principal Locations	Year Founded	Year Acquired	Current Ownership	No. of Campuses	Enrolled Students(1)	Average Annual Tuition(2)	Regulatory Oversight
Universidad del Valle de México	Mexico City, Mexico	1960	2000	80%	16	42,600	$3,500	Mexican Secretary of Education

Universidad de Las Américas	Santiago, Chile	1988	2000	80%	6	20,300	$2,800	Chilean Ministry of Education

Universidad Andrés Bello and AIEP	Santiago, Chile	1989	2003	80%	3	20,600	$2,600	Chilean Ministry of Education

Universidad Europea de Madrid	Madrid, Spain	1995	1999	78%	2	7,500	$9,000	Madrid Regional Education Authority

Hospitality (3)–Les Roches and Glion	Bluche, Switzerland Marbella, Spain and Glion, Switzerland	1979 (Les Roches) and 1962 (Glion)	2000 (Les Roches) and 2002 (Glion)	100%	3	2,900	$16,000	Swiss Government (license), Swiss Hotel Association/ NEASC (accreditation)

École Supérieure du Commerce Extérieur	Paris, France	1968	2001	89%	1	1,100	$7,000	French Ministry of Education

Universidad Interamericana	San Jose, Costa Rica and Panama City, Panama	1986	2003	100%	2	6,400	$1,400	Costa Rican and Panamanian Ministries of Education

(1)                                  Represents enrollment on the last day of the primary enrollment period rounded to the nearest hundred.

(2)           Based on 2003 calendar year data in U.S. dollars rounded to the nearest hundred.

(3)           Hospitality includes two universities – Les Roches and Glion.

The higher education institutions provide a broad range of degrees and programs and are well regarded by students, employers and government authorities in their respective markets:

•                  Universidad del Valle de México (“UVM”) offers 39 undergraduate and 20 graduate degree programs in a broad range of fields including accounting, architecture, business administration, education, engineering and law.  The university is the third largest private university in Mexico in number of students and is the largest in number of campuses.  During the 2003 primary enrollment period, UVM increased its new enrollment by 21% compared to the same period last year.

•                  Universidad de Las Américas (“UDLA”) offers 50 undergraduate degree programs focused on business administration, education, engineering, law and psychology.  In 2003, this university had the highest number of new enrollments of any private university in Chile, increasing its new enrollments by 34% compared to the same period in the prior year. UDLA also operates a satellite campus in Quito, Ecuador.

•                  Universidad Andrés Bello (“UNAB”) offers 40 undergraduate and 18 graduate degree programs.  With degree programs in medicine, dentistry, business administration, law, engineering, psychology, and education, UNAB ranks among the top Chilean universities for its academic quality and brand recognition among high school seniors.

•                  Academia de Idiomas y Estudios Profesionales (“AIEP”)  is a professional institute offering over 30 technical and vocational programs to traditional and working-adult students at seven locations throughout Chile. AIEP offers one- to four-year certificate and degree programs, which include technology, management, communications, art, social science, and health science. AIEP’s modular curriculum is geared toward certification of technical/vocational job skills and competencies and is designed to help working adults advance existing careers, enter new career fields, or prepare for higher levels of university education.

•                  Universidad Europea de Madrid (“UEM”) offers 43 diploma or bachelor’s degree programs or double degree programs and 36 master’s and Ph.D. degree programs.  The university includes a well-known school of health sciences and schools of architecture, economics, engineering, journalism, law and sports sciences. In 2002, UEM began student exchange programs with the Company’s universities in Mexico and Chile, bringing more than 100 students to UEM for study abroad.

•                  Hospitality (Swiss Hotel Association Hotel Management School Les Roches (“Les Roches”) and Glion Hotel School (“Glion”)) offer globally recognized hospitality and hotel management programs.  Hospitality specialized programs require students to complete at least two internships prior to graduation.  Les Roches was the first English-speaking hotel management school established in Switzerland.  In addition to the appropriate licenses in Switzerland and Spain (Swiss Hotel Association and Swiss Hotel Schools Association), Les Roches and Glion are both fully accredited by the New England Association of Schools and Colleges (NEASC), and Les Roches Marbella is a candidate for NEASC accreditation.

•                  École Supérieure du Commerce Extérieur (“ESCE”) offers a four-year degree program in international commerce and management that features a combination of coursework and internships.  This university was the first in France to specialize in international trade.  In May 2002, ESCE was ranked 21st out of 200 business schools in France based on initial salary received by graduates in a supplement to the magazine Le Expansion.

•                  Universidad Interamericana (“UI”) offers undergraduate and graduate degree programs in business, hospitality, engineering, communications, and education through locations in San Jose, Costa Rica and Panama City, Panama.  In 1994, Universidad Interamericana opened its Panama City campus, demonstrating its ability to open new campuses across national borders.  Universidad Interamericana was a founding member of the Interamericana Consortium of Higher Education.

Degree Programs and Areas of Study

The higher education institutions in the Campus Based segment offer more than 100 career-oriented undergraduate and graduate degree programs in a wide range of fields. The time typically required to complete a program varies by degree, with undergraduate degrees requiring four to five years on average and graduate degrees requiring an additional two to three years on average. The Company’s International Rector oversees the curriculum development and the deployment of programs in our network in cooperation with the deans of the higher education institutions.  The Company also encourages its faculty to develop new educational programs and curricula.  The programs are designed to satisfy three constituencies:

•                  Students.  The Company believes that students choose from career-oriented schools based on the type and quality of the educational offering and career placement opportunities.  The Company focuses on providing students with a solid academic foundation and the technical and practical skills necessary to pursue and excel in their careers.

•                  Employers.  The relationship of each of the higher education institutions with the business community plays a significant role in the placement of the students and the development of curriculum.  Each of the higher education institutions works with prominent members of relevant industries to evaluate and improve existing programs in order to maintain their relevance in the workplace. These employers provide critical input on the latest advancements within each field and the implications of these changes on the curriculum.

•                  Regulating or licensing agencies.  The degree programs of each of the higher education institutions have been approved in accordance with applicable law.  For example, the Secretary of Education in Mexico has reviewed all of UVM’s programs and given the university degree-granting authority for those programs.  The Ministries of Education in Spain, France, Costa Rica, Panama, and Ecuador perform similar roles.  The Company must generally work with the regulators of these higher education institutions to ensure that any new programs will be approved.  In Chile, UDLA, UNAB, and AIEP have been granted full autonomy by the Ministry of Education. As a result, the Company is free to create new degree programs in Chile without additional regulatory approval. Les Roches and Glion (Hospitality) are licensed in Switzerland and accredited by the NEASC, one of six accrediting associations in the U.S, and must ensure that their curriculum continues to meet the standards of that association.

The Campus Based network allows the Company to share high-quality curricula among the higher education institutions, thereby broadening students’ educational opportunities.  For example, during 2001, UEM and Les Roches developed a new joint degree program in hospitality business management that is now being offered to students at UEM.  Similarly, during the 2002-2003 academic term, UVM began offering a sports management degree program developed at UEM.  The Company intends to use highly specialized course materials developed at ESCE and Les Roches throughout the Campus Based network, potentially creating new degree programs at minimal cost.

Tuition and Fees

Tuition varies at each of the higher education institutions depending on the curriculum and type of program.  For the full-service higher education institutions (Mexico, Chile, Spain and Central America), average annual tuition ranges from $1,400 to $9,000 for the 2003-2004 academic year.  For the specialized higher education institutions (Hospitality and ESCE), average tuition ranges from $7,000 to $16,000 for the 2003-2004 academic year. Tuition payment options vary by higher education institution and range from a lump sum payment at the beginning of the academic year to monthly installment payment plans.  Historically, the Company has increased tuition as educational costs and inflation have risen.  In 2003, the Company implemented average tuition increases of approximately 7.5%.  The Company intends to continue increasing tuition at each of the higher education institutions as market conditions warrant.

Students are generally responsible for room and board fees, transportation expenses and costs related to textbook and supply purchases required for their educational programs.  At some of the higher education institutions, the Company offers these services to the student body, which helps generate incremental revenue.

Students typically self-finance their education or seek non-higher education institution sponsored financing programs.  Although none of the countries in which the higher education institutions currently operate provides student loan programs similar to those in the U.S., the Company is actively working to develop a variety of financing alternatives for students.

Online Higher Education

Online Higher Education offers undergraduate and graduate degree programs to working professionals through distance learning.  Sylvan’s Online Higher Education units consist of Canter, Walden, and NTU which collectively offer degree programs in education, psychology, health and human services, management, engineering, and information technology.

Online Higher Education’s strategy is to expand program offerings in specific career fields and specializations that are experiencing rapid growth, undergoing major industry changes, and/or experiencing professional shortages.  Each unit offers programs that present the most current academic theory and its practical application to the workplace allowing graduates to apply their education to their occupation and successfully compete against other well-qualified professionals in the workforce.

As part of Sylvan’s international network of higher education institutions, Online Higher Education is also focused on expanding student access to higher education outside the United States.  The Company’s online higher education institutions are assisting Sylvan’s Campus Based higher education institutions in launching distance-learning initiatives, including joint and coordinated degree programs.

Canter

For over 25 years, Canter’s mission has been to enhance the quality of teaching and learning by empowering educators with new teaching strategies.  Canter, through partner universities, offers a master’s degree in education, a M.S. degree in education and thousands of individual courses for teachers.  Approximately 32% of students enrolled at Canter partners and in individual courses were enrolled online, with the remaining enrolled in more traditional distance-learning programs that includes video and study guides.

Canter’s Distance Learning master’s division works with six private universities that provide K-12 educators the opportunity to earn a master’s degree in education.  Additionally, Canter’s Distance Learning master’s division works with Walden University (“Canter-Walden partnership”) to provide working professionals the opportunity to earn a M.S. degree in education, with a specialty in reading, technology, or standards.  The majority of Walden’s students in these programs elect online learning as their mode of distance education.

In 2003, Canter discontinued certain partnerships with private universities in favor of its more strategic partners to achieve greater operational control, reduce the time to market for new products, and increase financial leverage and operating margins. While the discontinuation of these partnerships will temporarily impact student enrollment at Canter enrollment growth is expect to return to historical levels by year-end 2004.  The Company believes that the remaining university partners, with a focus on the Canter-Walden partnership, will significantly enhance future revenue growth and operating margins.

Walden University

As one of the pioneers of distance education, Walden University has over 30 years of academic and operating history.  Walden offers two undergraduate and 18 graduate degree programs in management, health and human services, psychology, and education to working professionals.  Bachelor’s and master’s degree programs are delivered online.  Ph.D. programs are delivered online with a short-term residency requirement.  As part of its long-term strategy to expand program offerings, Walden plans to introduce four new degrees in 2004.

National Technological University

As the first regionally accredited virtual university in the United States, NTU offers 11 master’s degree programs in engineering, information technology, and management delivered via videotape, CD-ROM, and online learning.  NTU aggregates courses from partner universities into proprietary NTU degrees.  NTU has developed a prestigious network of university partnerships with over 20 major U.S. engineering schools and key Fortune 100 Corporations.

The following table presents information about Canter, Walden, and NTU:

	Principal Location	Year Founded	Year Acquired	Current Ownership	Enrolled Students(1)		Average Annual Tuition	Accrediting Body
Canter	Distance Learning	1977	1998	100%	6,800	(2)	$5,000	—

Walden University	Distance Learning	1970	2002	51%	8,400	(3)	$8,000	North Central Association of Colleges and Schools (“NCA”)

NTU	Distance Learning	1984	2002	100%	500		$8,000	North Central Association of Colleges and Schools (“NCA”)

(1)                                  Represents enrollment as of December 31, 2003 rounded to the nearest hundred.

(2)                                  Represents Distance Learning master’s enrollment, excludes over 40,000 non-degree students and excludes 4,900 students enrolled through Canter-Walden partnership.

(3)                                  Includes 4,900 students enrolled through the Canter-Walden partnership.

Tuition and Fees

Tuition varies at each of the higher education institutions, depending on the curriculum and type of program.

•                  For Canter, tuition for a typical student enrolled in one of Canter’s partner universities is approximately $9,000, paid over the five semesters, or 20-month program.

•                  For Walden, tuition ranges from $220 per credit hour for bachelor’s degree programs; to between $265 and $380 per credit hour for the master’s degree programs; to $3,665 per quarter for certain Ph.D. degree programs.  Walden students are currently eligible for the Department of Education’s Title IV federal financial aid under the Higher Education Act of 1965. Degree programs take between two to six years to complete, with a total cost ranging from $9,000 to $65,000, depending on the degree.

•                  For NTU, tuition ranges from $865 to $1,316 per credit hour.  Degree programs typically take a student two to three years to complete at a total tuition of $25,000 to $35,000 depending on the university and program.  NTU students are currently eligible for the Department of Education’s Title IV federal financial aid under the Higher Education Act of 1965.

Marketing

Campus Based. The Company markets its higher education institutions through professional broadcasts and targeted marketing campaigns.  These campaigns reach prospective students indirectly through media advertising campaigns as well as directly by mail or one-on-one meetings.  During annual enrollment periods, the Company supplements its advertising with local, regional and sometimes national campaigns on television, radio, print and the Internet.  Each higher education institution is responsible for implementing its own marketing campaign, although the Company provides a forum for the marketing departments of each of the higher education institutions to share best practices.

Online Higher Education. The Company markets its Canter division primarily through cooperative programs with participating institutions and advertising aimed towards teachers. Walden University incorporates a diverse marketing mix of activities including online and mail.  Programs are directed towards professionals in the areas of management, psychology, education and health and human services.  NTU markets to engineering and IT professionals through partner cooperation and direct selling.

Competition

The Company faces competition in each of its business segments.  The competition focuses on price, educational quality, reputation and location.

Campus Based. The market for post-secondary education outside the U.S. is highly fragmented and marked by large numbers of local competitors.  The target demographics are primarily 18- to 24-year-olds in each country in which the Company competes, except for its Hospitality schools, which markets to students worldwide.  The Company generally competes with both public and private higher education institutions on the basis of price, educational quality, reputation and location.  Public higher education institutions tend to be less expensive, if not free, but more selective and less focused on career-oriented degree programs. The Company believes that it compares favorably with competitors because of its focus on quality, career-oriented curriculum and the efficiencies of its network.  At present, the Company believes that no other company has a similar network of international higher education institutions.  There are a number of other private and public higher education institutions in each of the countries where the Company owns a higher education institution.  Because the concept of private, for-profit higher education institutions is fairly new in many countries, it is difficult to predict how the markets will evolve and how many competitors there will be in the future.  The Company expects competition to increase as the markets mature.

Online Higher Education.  Canter competes with both public and private higher education institutions in the U.S. that provide graduate courses and master’s degree programs for teachers.  The Company understands the needs of its customers based on Canter’s 25 years of experience in the marketplace.  Additionally, the Company believes it compares favorably to its competitors for customers due to the convenience of its online and video delivery systems.

The postsecondary education market in the U.S. is highly fragmented and competitive, with no single institution having a significant market share.  The target demographics are adult working professionals who are over 25 years old. Walden and NTU compete with traditional public and private non-profit institutions and for-profit schools.  Typically, public institutions charge lower tuition than Walden and NTU because they receive state subsidies, government and foundation grants, tax-deductible contributions and other financial sources not available to Walden and NTU.  However, tuition at private non-profit institutions is typically higher than the average tuition rates charged by Walden and NTU.  Walden and NTU compete with other educational institutions principally based upon the quality of its educational programs and student services.

Government Regulation

Campus Based Regulation and Licensing. In response to the growing demand for post-secondary education, governments in many countries have revised their regulations to permit the establishment of private post-secondary higher education institutions.  Each country in which Campus Based higher education institutions currently operate has made this shift in regulatory policy.  Typically, each applicable regulatory agency oversees higher education institutions, establishes requirements for creation of higher education institutions and sets the official qualifications and standards governing higher education institution departments and degree programs.  Additionally, these regulatory agencies establish prerequisites that students must satisfy in order to apply.  These policies are designed to ensure that the higher education institutions have the resources and capability to provide the student body with a quality education.

Title IV.  Walden and NTU students, mostly working professionals, finance their education through a variety of methods including self-financing, tuition reimbursement from employers, and through federal financial aid programs known as Title IV.  The Higher Education Act of 1965 and related regulations govern all U.S. higher education institutions participating in Title IV programs.  Walden and NTU maintain eligibility to participate in the following Title IV programs; Federal Pell Grant, Federal Family Education Loan, and Federal Parent Loan for Undergraduate Students.

For Title IV program eligibility, universities must comply with the standards and procedures set forth in the Higher Education Act of 1965 and related regulations.  The U.S. Department of Education reviews all participating institutions for compliance with all applicable standards and regulations under the Higher Education Act. The institution must be certified by the Department of Education to participate in Title IV programs, based on meeting certain standards of administrative capability and financial responsibility. In addition, an institution must be authorized by each state within which it is physically located to offer its educational programs and maintain institutional accreditations.

Walden and NTU are two of only of 26 distance learning institutions qualified to participate in the Distance Education Demonstration Program.  This program, authorized by Congress in the 1998 reauthorization of the Higher Education Act of 1965, is designed to test the quality and Title IV eligibility of expanded distance education programs currently restricted under the original Act.  Sixteen participants, including Walden and NTU, received waivers of provisions that prohibit Title IV eligibility at distance learning institutions.  The Distance Education Demonstration Program requires reauthorization by the U.S. Congress in June 2005 to assure continued Title IV eligibility.

Walden and NTU are subject to announced and unannounced compliance reviews as well as annual and periodic audits by various state and federal government agencies and accrediting agencies.  Material provisions of Title IV regulations that may impact eligibility include but are not limited to:

•                  Standards of financial responsibility

•                  Change in ownership or control

•                  Student loan defaults

•                  Changes in federal and state regulations and laws

•                  Compensation of university representatives

•                  Administrative capacity

•                  Eligibility and certification

•                  Accreditation

Changes in Title IV participation requirements, elimination or reduction in federal funding of Title IV programs, or loss of Title IV program eligibility, could reduce the ability of certain Walden and NTU students to finance their education, thereby leading to lower student enrollment.  In 2003, approximately 26% of Online Higher Education revenues were derived from tuition financed directly under Title IV programs.  The elimination or reduction of Title IV programs could have an adverse impact on the Company.

Intellectual Property

The Company received a license to use the federal trademark registration of the word “Sylvan”, and distinctive logos, along with various other domestic and foreign trademarks and service marks from Educate until June 30, 2004.  In addition, Sylvan has the rights to tradenames, logos, and other intellectual property at the higher education institutions that it owns and operates.

Employees

As of December 31, 2003, the Company had 13,374 employees, 6,426 of whom were classified as full-time and 6,948 of whom were classified as part-time. Most of the Company’s part-time employees are higher education institution employees. The Company’s employees at UEM and UVM are covered by labor agreements.  The UEM agreement has been negotiated by a national union with a committee representing all of the private, for-profit universities in the country.  Substantially all of the faculty at UVM is represented by a union.  The economic provisions of the labor agreement at UVM are scheduled to be revised in 2004.  The agreements govern salaries, benefits and working conditions for all union members at the higher education institutions. The Company considers itself to be in good standing with these unions and with all of its employees.

Effect of Environmental Laws

The Company believes it is in compliance with all applicable environmental laws, in all material respects. The Company does not expect future compliance with environmental laws to have a material effect on the business.

Available Information

The Registrant’s Internet Address is www.sylvan.net.  The Registrant makes available, free of charge through its website, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act soon after they are electronically filed with the SEC.  In addition, the Registrant’s earnings conference calls and presentations to the financial community are web cast live via the Registrant’s website.

Item 2. Properties

The Company leases many of its administrative facilities, consisting principally of office space and academic facilities.  The Company’s headquarters consist of four leased facilities in Baltimore, Maryland.

The Company leases approximately 74% of its square footage in its facilities worldwide and own the other 26%.  The Online Higher Education segment leases two facilities, one in Los Angeles, California and the other in Minneapolis, Minnesota. The Company’s Campus Based segment leases various sites, primarily in Central America, South America and Europe.  The Campus Based segment leases 13 UVM sites, 10 UNAB and AIEP sites, 5 UDLA sites, 3 UEM sites, and one site each at Costa Rica, Panama, ESCE, Les Roches, Marbella, and India.

The Company’s owned facilities consist of academic buildings and dormitories on the campuses of UVM, UDLA, Glion, Les Roches, and UEM.  Some of the academic buildings and dormitories at UEM, Les Roches, Glion and UDLA are subject to mortgages.

The Company monitors the capacity of its higher education institutions on a regular basis and makes decisions to expand capacity based on existing facilities and enrollments.

Item 3.  Legal Proceedings

The Company is not currently a party  to any litigation that management believes to be material.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to be voted on by security holders during the fourth quarter ended December 31, 2003.

PART II.

Item 5.  Market for Registrants’ Common Equity and Related Stockholder Matters

The Company’s Common Stock trades on the NASDAQ National Market under the ticker symbol “SLVN”.  The high and low trade prices for 2003 and 2002 for the Company’s Common Stock are set out in the following table.  These prices are as reported by NASDAQ, and reflect inter-day price quotations, without retail mark-up, mark down or commission, and may not necessarily represent actual transactions.  The table below sets forth the 2002 and 2003 high and low trade prices for the Company’s common stock as reported by the NASDAQ National Market:

2003	High	Low

1st Quarter	$17.44	$11.25
2nd Quarter	$24.00	$15.74
3rd Quarter	$30.28	$22.38
4th Quarter	$32.78	$26.45

2002	High	Low
1st Quarter	$28.36	$21.41
2nd Quarter	$29.15	$19.64
3rd Quarter	$19.93	$11.75
4th Quarter	$18.78	$9.46

No dividends were declared on the Company’s common stock during 2003 and 2002, and the Company does not anticipate paying dividends in the foreseeable future.

The number of registered shareholders of record as of February 27, 2004 was 560.

During the year ended December 31, 2003, the Company issued 581,000 shares of Sylvan common stock which is restricted from sale for three years, as consideration for the acquisition of membership interests in Sylvan Ventures that were not owned by Sylvan or Apollo Management L.P. (“Apollo”) valued at $5.2 million.  These shares were not registered under the Securities Act of 1933, in reliance upon the exemption contained in Section 4(2) of the Act.

Item 6.  Selected Consolidated Financial Data

The selected consolidated financial data for the years ended December 31, 2003, 2002, 2001, 2000, and 1999 have been derived from Sylvan’s consolidated financial statements.  The financial data should be read in conjunction with the consolidated financial statements and notes thereto.

The Company consummated several significant purchase business combinations in the five-year period ended December 31, 2003. These business combinations affect the comparability of the amounts presented.  Additionally, the accompanying financial data presents the continuing operations of the Company, and excludes the results of operations of several businesses that were sold during the periods presented.  Note 3 to the consolidated financial statements describes the operations that were discontinued in 2003.

SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations Data

(Dollar amounts in thousands, except per share data)

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(1)(2)(3)	(1)(3)(4)	(1)(5)	(5)(6)(7)	(5)(8)(9)
Revenues
Core operating segments	$471,903	$335,608	$244,529	$97,687	$67,089
Sylvan Ventures	903	395	—	—	—
Total revenues	472,806	336,003	244,529	97,687	67,089

Costs and Expenses
Direct Costs:
Core operating segments	394,512	291,921	209,579	85,312	50,800
Sylvan Ventures	2,122	2,592	—	—	—
General and administrative expense
Core operating segments	17,774	21,318	22,003	20,306	26,855
Sylvan Ventures	1,756	4,804	9,211	5,473	—
Non-cash stock compensation expense	23,050	1,046	—	—	—
Restructuring and asset impairment charges	—	—	—	—	899
Total costs and expenses	439,214	321,681	240,793	111,091	78,554

Operating income (loss)	33,592	14,322	3,736	(13,404)	(11,465)

Other income (expense)
Investment and other income	6,867	6,905	11,274	22,250	1,380
Interest expense	(8,844)	(8,256)	(8,700)	(6,738)	(3,707)
Sylvan Ventures investment income (losses)	(8,394)	(2,308)	22,131	(11,441)	—
Loss on investments	—	(8,253)	(14,231)	—	—
Foreign currency exchange gain (loss)	257	641	(80)	(2,932)	—
	(10,114)	(11,271)	10,394	1,139	(2,327)
Income (loss) from continuing operations before income taxes, minority interest, equity in net income (loss) of affiliates and cumulative effect of change in accounting principle	23,478	3,051	14,130	(12,265)	(13,792)
Income tax benefit (expense)	2,930	8,789	(1,517)	6,852	6,368

Minority interest in income (loss) of consoldiated subsidiaries:
Sylvan Ventures	487	2,058	2,590	9,133	—
Other	(14,947)	(6,880)	(7,598)	(1,674)	(319)
	(14,460)	(4,822)	(5,008)	7,459	(319)

Equity in net income (loss) of affiliates:
Sylvan Ventures	(4,055)	(4,029)	(31,428)	(12,733)	—
Other	194	309	28	(485)	(1,685)
	(3,861)	(3,720)	(31,400)	(13,218)	(1,685)

Income (loss) from continuing operations before cumulative effect of change in accounting principle	$8,087	$3,298	$(23,795)	$(11,172)	$(9,428)

Income (loss) from continuing operations before cumulative effect of change in accounting principle per share, basic	$0.19	$0.08	$(0.62)	$(0.26)	$(0.18)
Income (loss) from continuing operations before cumulative effect of change in accounting principle per share, diluted	$0.18	$0.08	$(0.62)	$(0.26)	$(0.18)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$92,145	$94,068	$86,463	$103,335	$5,172
Available-for-sale securities	16,765	22,282	59,563	201,748	8,280
Net working capital (deficit)	(43,110)	73,709	117,912	157,313	252,988
Intangible assets and deferred costs	334,096	219,247	153,258	141,362	71,460
Net assets of discontinued operations	71,914	198,281	277,383	245,590	493,556
Total assets	1,149,914	967,811	909,191	1,016,963	764,625
Long-term debt, including current portion and other long-term liabilities	148,207	200,175	148,706	197,959	185,685
Stockholders’ equity	669,150	485,928	545,855	553,263	474,093

(1)                                  During 2003, 2002, and 2001, the Company completed significant acquisitions as discussed further in note 4 to the consolidated financial statements.

(2)                                  During 2003, the Company recorded non-cash stock compensation expense related to the modification of stock options as discussed further in note 13 to the consolidated financial statements.

(3)                                  During 2003, 2002, and 2001, the Company recorded losses on investments as discussed further in note 7 to the consolidated financial statements.

(4)                                  During 2002, the Company wrote-off  $3.5 million of previously deferred costs of a terminated initial public offering of the Campus Based operating segment and one terminated Campus Based acquisition.  These charges are included in core operating direct costs.

(5)                                  Prior to the adoption of Statement of Financial Accounting Standards No. 142, the Company was required to amortize goodwill and all intangible assets.  During 2001, 2000, and 1999, the Company recorded $15.6 million, $3.9 million, and $2.6 million, respectively, of goodwill amortization.  For the year ended December 31, 2001, equity in net losses of affiliates included amortization of $8.9 million related to Sylvan Ventures.

(6)                                The following material acquisitions were completed during the year ended December 31, 2000.  The Company’s 2000 results of continuing operations include the results of the acquired companies from the effective date of the acquisitions through December 31, 2000.

•                  Effective June 30, 2000, the Company acquired for cash the controlling interests in Gesthotel, S.A. which owns and operates Les Roches.  The purchase price totaled $12.3 million and was allocated to acquired assets totaling $32.4 million and assumed liabilities totaling $20.1 million.  In connection with this acquisition, variable amounts of contingent consideration were payable to the sellers based on 2002 earnings.  In 2003 the Company reached an agreement with the sellers of Gesthotel, S.A. to pay them additional consideration of $3.6 million, which was allocated to assets of $4.6 million and liabilities of $1.0 million.

•                  Effective November 24, 2000, the Company acquired for cash the controlling interests in Planeacion de Sistemas, S.A. which controls and operates Universidad del Valle de Mexico (“UVM”).  The purchase price totaled $49.9 million and was allocated to acquired assets totaling $67.7 million and assumed liabilities totaling $17.8 million. Contingent consideration is also payable to the sellers if specified levels of earnings before interest and taxes are achieved in 2002.  Consideration of $0.5 million based on the attainment of these earnings levels was paid to the sellers and recorded as additional goodwill in 2002.

•                  Effective December 12, 2000, the Company acquired for cash the controlling interests in Desarollo del Conocimiento S.A., a holding company that controls and operates Universidad de Las Americas (“UDLA”) in Chile.  The purchase price totaled $26.0 million, including acquisition costs of $1.7 million,  $13.0 million of which was paid in 2001 after finalization of UDLA’s 2000 operating results.  The purchase price was allocated to acquired assets totaling $34.8 million and assumed liabilities totaling $8.8 million.

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

(8)                                  On April 1, 1999, the Company acquired a controlling interest in Universidad Europea de Madrid (“UEM”) for cash of $29.2 million and was allocated to acquired assets totaling $95.7 million and assumed liabilities totaling $69.7 million.  The Company’s 1999 results of operations include the results of UEM from April 1, 1999 through December 31, 1999.

(9)                                  During 1999, the Company recognized restructuring costs of $0.9 million related to continuing operations. Additionally, the Company recognized significant non-recurring operating charges related to continuing operations during the fourth quarter of 1999, which totaled $2.5 million and is included in core operating general and administrative expenses above.  These charges were principally related to asset impairment charges, which resulted from management’s focus on simplification of the business model and a return to the core business strengths.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained herein include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include information about possible or assumed results of operations, business strategies, financing plans, competitive position and potential growth opportunities.  Forward-looking statements include all statements that are not historical facts and are generally accompanied by words such as “may,” “will,” “intend,” “anticipate,” “believe,” “estimate,” “expect,” “should” or similar expressions.  These statements also relate to the Company’s contingent payment obligations relating to acquisitions, future capital requirements, potential acquisitions and the Company’s future development plans and are based on current expectations.  Forward-looking statements involve various risks, uncertainties and assumptions.  The Company’s actual results may differ materially from those expressed in these forward-looking statements.

Future events and actual results could differ materially from those set forth in the forward-looking statements as a result of many factors.  These factors may include, without limitation: the Company’s ability to continue to make acquisitions and to successfully integrate and operate acquired businesses; changes in student enrollment; tuition pricing; the effect of new technology applications in the educational services industry; failure to maintain or renew required regulatory approvals, accreditations or authorizations; the Company’s ability to effectively manage business growth; increased competition from other educational service providers; the effect on the business and results of operations of fluctuations in the value of foreign currencies; and the many risks associated with the operation of an increasingly global business, including complex legal structures, foreign currency, legal, tax and economic risks and the risk of changes in the business climates in the markets where the Company operates.  These forward-looking statements are based on estimates, projections, beliefs and assumptions of management and speak only as of the date made and are not guarantees of future performance.

Overview

The Company is focused exclusively on providing a superior experience to over 117,000 students through the leading global network of accredited Campus Based and online higher education institutions.  On June 30, 2003, the Company sold the principal operations comprising its K-12 segments (“K-12 segment”) and sold certain investments in Sylvan Ventures that are not strategic to its post-secondary education business in a transaction more fully described in Note 3 of the consolidated financial statements.  In connection with these transactions, the Company realigned its business segments.  The Company’s educational services are offered through two separate business segments: Campus Based and Online Higher Education segments.  The Campus Based segment owns or maintains controlling interests in nine separately accredited higher education institutions with locations in Mexico, Chile, Spain, Switzerland, France, Ecuador, Panama and Costa Rica.  The Online Higher Education segment provides career-oriented degree programs to over 15,000 students through Canter, Walden, and NTU.

Sale of Business Units

On June 30, 2003, the Company completed the sale to Educate, Inc. (“Educate”), a newly-formed company by Apollo, of substantially all of its K-12 segment (“Principal K-12 Disposal Group”).  In addition, during the second quarter of 2003, management committed to a plan to dispose of its WSI business.  See note 3 to the consolidated financial statements for more information regarding these transactions.

Critical Accounting Policies and Estimates

The Company’s accounting policies are more fully described in Note 2 of Notes to Consolidated Financial Statements.  As disclosed in Note 1 of Notes to Consolidated Financial Statements, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes.  Future events and their effects cannot be determined with absolute certainty.  Therefore, the determination of estimates requires the exercise of judgment.  Actual results inevitably will differ from those estimates, and these differences may be material to the financial statements.  The Company believes the following key accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements and are critical to its business operations and the understanding of its results of operations.

Revenue Recognition. Revenues from educational services, tuition and fees, are recorded on a straight-line basis over the length of period in which services are provided.  Textbook sales and the related cost of the textbooks are recognized at the beginning of each academic quarter with respect to students who are attending courses in which textbooks are charged separately from tuition.  Approximately 90% of the Company’s revenues represent tuition charges and approximately 10% of revenues represent bookstore sales and student fees.  For each student, billings issued or payments received in excess of tuition earned are recorded as deferred revenue. Refunds to students have been immaterial and generally limited to amounts paid for which educational services have not been rendered.  Since the company does not recognize revenues until the services have been rendered, these refunds are charged to the deferred revenue account. The amount of tuition earned depends on the fee per semester or per credit hour of the courses, how many program courses a student takes during each period of enrollment, and the total number of students enrolled in each program.  Each of these factors is known at the time our tuition revenues are calculated and is not subject to estimation.  If the Company were to add additional fees related to educational services, the fees would need to be assessed for proper revenue recognition treatment.

Revenue from the sale of educational products is generally recognized when shipped and collectibility is reasonably assured.

Accounts and Notes Receivable. The Company routinely makes estimates of the collectibility of its accounts and notes receivable. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  The Company estimates the amount of the required allowance by reviewing the status of past-due receivables and analyzing historical bad debt trends.  Actual collection experience has not varied significantly from estimates, due primarily to credit policies, and a lack of concentration of accounts receivable.  If the financial condition of students were to deteriorate, resulting in an impairment of their ability to make required payments for tuition, additional allowances may be required.

Goodwill and Other Intangible Assets.  During each of the years presented, the Company acquired various businesses accounted for using the purchase method of accounting.  A portion of the purchase prices for these businesses was allocated to identifiable tangible and intangible assets and assumed liabilities based on estimated fair values at the dates of acquisitions.  Any excess purchase price was allocated to goodwill.  This goodwill and other indefinite-lived intangibles are evaluated at least annually for impairment.

Goodwill is considered impaired when the carrying amount of a reporting unit’s goodwill exceeds its implied fair value, as determined under a two-step approach.  The first step is to determine the estimated fair value of each reporting unit with goodwill.  The reporting units of the Company for purposes of the impairment test are those components of operating segments for which discrete financial information is available and segment management regularly reviews the operating results of that component. Components are combined when determining reporting units if they have similar economic characteristics. Because the Company manages its Campus Based segment geographically, the reporting units for this segment are also geographic components of this operating segment.  The Online Higher Education segment is one reporting unit for purposes of the impairment tests.

The Company estimates the fair value of each reporting unit by estimating the present value of the reporting unit’s future cash flows.  If the recorded net assets of the reporting unit are less than the reporting unit’s estimated fair value, then no impairment is indicated.  Alternatively, if the recorded net assets of the reporting unit exceed its estimated fair value, then goodwill is assumed to be impaired and a second step is performed.  In the second step, the implied fair value of the goodwill is determined by deducting the estimated fair value of all tangible and identifiable intangible net assets of the reporting unit from the estimated fair value of the reporting unit.  If the recorded amount of goodwill exceeds this implied fair value, an impairment charge is recorded for the excess.

Other intangible assets include acquired student rosters, accreditation, tradenames, non-competition agreements and curriculum. The assumptions used to calculate the initial fair value of these identified intangible assets included estimates of future operating results and cash flows, as well as discount rates and weighted average cost of capital for each acquisition.  The assigned useful lives, which range from 2 to 7 years, are based upon estimated matriculation rates and other factors.

If the Company used different assumptions and estimates in the calculation of the initial fair value of identified intangible assets and the estimation of the related useful lives, the amounts allocated to these assets, as well as the related amortization expense, could have been significantly different than the amounts recorded.

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

Income Taxes.  The Company earns a significant portion of its income from subsidiaries located in countries outside of the United States.  At December 31, 2003, undistributed earnings of foreign subsidiaries totaled approximately $174.7 million.  Deferred tax liabilities have not been recognized for these undistributed earnings because it is management’s intention to reinvest such undistributed earnings outside of the United States.  APB Opinion No. 23, Accounting for Income Taxes — Special Areas, requires that a company evaluate its circumstances to determine whether or not there is sufficient evidence to support the assertion that it has or will reinvest undistributed foreign earnings indefinitely.

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

If circumstances change and it becomes apparent that some or all of the undistributed earnings of the Company’s foreign subsidiaries will be remitted to the United States in the foreseeable future, the Company will be required to recognize deferred tax liabilities on those amounts.  As of December 31, 2003, if all undistributed earnings had been remitted to the United States, the amount of incremental U.S. federal income tax liabilities, net of foreign tax credits, would have been approximately $116.2 million, of which $83.4 million is related to discontinued operations.

The Company has generated significant deferred tax assets, primarily as a result of its equity in the net losses of affiliated companies.  The Company records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized.  The primary factor used by the Company to determine the amount of valuation allowance needed to offset deferred tax assets related to these losses is that when realized, these capital losses may be carried back to offset the Company’s substantial prior year capital gains, subject to certain limitations.  The Company also has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the amount of valuation allowance needed.  If the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.  Likewise, should the Company determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made.

Results of Operations

Sylvan’s two continuing business segments generate revenues as follows:

•                  Campus Based earns tuition and related fees paid by the students of the Company’s campus based higher education institutions.

•                  Online Higher Education earns revenues from instructional services that are provided through an online format, as well as other forms of distance learning.

The Campus Based and Online Higher Education Segments when presenting aggregated statements of operations data are referred to as “Core Operating Segments.”

Enrollments

Management closely follows trends in new and total enrollment because total enrollment growth is highly correlated with revenue growth.  New enrollments are particularly important as they impact future results.

Enrollment Reporting

Each of the higher education institutions has a different enrollment cycle depending on geography and academic program.  Each higher education institution has a “Primary Enrollment Cycle” at the start of each academic year, during which most of the enrollment occurs.  The first quarter coincides with the Primary Enrollment Cycle for the Company’s higher education institutions in the Chile region.  The third quarter coincides with the Primary Enrollment Cycle for the Company’s higher education institutions in the Mexico region, as well as higher education institutions in Spain, Switzerland, U.S. and France.  The timing of the higher education institutions’ Primary Enrollment Cycles impacts the seasonality of the business.

Seasonality

Most of the higher education institutions have a summer break when classes are generally not in session, during which minimal revenues are recognized.  Operating expenses, however, do not fully correlate to our enrollment and revenue cycles as the higher education institutions continue to incur fixed expenses during summer breaks.  As a result, the fourth quarter is the strongest quarter because all of the higher education institutions are in session.  The second quarter is also seasonally strong as all higher education institutions have classes in session; however, the Company’s largest university, located in Mexico, is in session for only part of the quarter.  The first and third quarters are weaker quarters because the four largest higher education institutions have summer breaks for some portion of those quarters. Due to the seasonality, revenues and profits in any period are not necessarily indicative of results in subsequent periods.

The following chart shows the enrollment cycles for each higher education institution.  In the chart, shaded areas represent periods when classes are generally in session and revenues are recognized.  Areas that are not shaded represent summer breaks during which revenues are not typically recognized.  The large circles indicate the Primary Enrollment start dates of the Company’s higher education institutions, and the small circles represent Secondary Enrollment start dates (smaller intake cycles).

Student Attrition

Management defines attrition as those students that leave the higher education institution prior to graduation.  Attrition may be due to academic, financial or other personal reasons.  Management closely monitors attrition levels at its higher education institutions.  To address the key reasons for student attrition, management has implemented programs, such as assistance with financing, remedial educational programs, mentoring and counseling. In general, attrition at the higher education institutions has been stable as a percentage of total revenue over the past five years.  Historically, attrition rates have not changed materially  from year to year.

Average Length of Stay

Management actively monitors the average length of stay of students.  The average length of stay is defined as the average time necessary to complete a given course of study, adjusted for attrition.  Management believes that the company’s 3-4 year average length of stay and low attrition levels contribute to the predictability of future revenues.  Due to the Company’s multi-year average length of stay, historically changes in enrollment from one cycle to the next have not materially impacted quarterly or annual results.

Pricing

Each higher education institution has different pricing based upon local demand level, economic conditions, and competitive environment.  Increases in tuition have historically exceeded local market inflation.

Foreign Exchange

All of the higher education institutions in the Campus Based segment are located outside the Unites States. Therefore, management actively monitors the impact of foreign currency movements and the correlation between the local currency and the U.S. Dollar.  Our diversified portfolio of currencies has mitigated the impact of translation risk based on currency movements.  Since all of our revenues and expenses in a particular country are denominated in the local currency, our exposure is limited to the operating margin of our higher education institutions in that country.  Also, since the company has historically reinvested each higher education institution’s cash flow locally, our principal exposure is the translation risk into U.S. Dollars for purposes of our financial statements, as required by U.S. GAAP.  Currently, the Mexican Peso is our largest currency, followed by the Chilean Peso, U.S. Dollar, Euro and Swiss Franc, respectively.

The following table is derived from the Company’s consolidated financial statements and represents financial information of the Company’s reportable segments for the years ended December 31, 2003, 2002 and 2001, respectively (in thousands).

Reportable Segment Chart

	Campus Based	Online Higher Education	Other (1)	Unallocated	Consolidated
	(in thousands)
2003
Segment revenues	$376,088	$95,815	$903	$—	$472,806
Segment direct costs	(311,985)	(82,527)	(3,878)	—	(398,390)
Segment profit	64,103	13,288	(2,975)	—	74,416
Non-cash compensation expense	—	—	—	(23,050)	(23,050)
General and administrative expenses	—	—	—	(17,774)	(17,774)
Operating income	$64,103	$13,288	$(2,975)	$(40,824)	$33,592

2002
Segment revenues	$261,265	$74,343	$395	$—	$336,003
Segment direct costs	(226,631)	(65,290)	(7,396)	—	(299,317)
Segment profit	34,634	9,053	(7,001)	—	36,686
Non-cash compensation expense	—	—	—	(1,046)	(1,046)
General and administrative expenses	—	—	—	(21,318)	(21,318)
Operating income	$34,634	$9,053	$(7,001)	$(22,364)	$14,322

2001
Segment revenues	$200,201	$44,328	$—	$—	$244,529
Segment direct costs	(174,355)	(35,224)	(9,211)	—	(218,790)
Segment profit	25,846	9,104	(9,211)	—	25,739
Non-cash compensation expense	—	—	—	—	—
General and administrative expenses	—	—	—	(22,003)	(22,003)
Operating income	$25,846	$9,104	$(9,211)	$(22,003)	$3,736

(1) Other represents results from the Sylvan Ventures business which is being disbanded.

The Company’s direct costs include all expenses incurred by operating units including selling and administrative expenses.

The following comparisons of results of operations focus on the continuing operations of the Company.

Comparison of results for the year ended December 31, 2003 to results for the year ended December 31, 2002.

Revenues.  Total revenues increased by $136.8 million, or 41%, to $472.8 million for the year ended December 31, 2003 (the “2003 fiscal year”) from $336.0 million for the year ended December 31, 2002 (the “2002 fiscal year”).  This revenue increase was primarily driven by increases in tuition and enrollment at higher education institutions in the Campus Based segment and the May 2003 acquisition of UNAB.

Campus Based revenue for the 2003 fiscal year increased by $114.8 million, or 44%, to $376.1 million compared to the 2002 fiscal year.  This increase was primarily due to higher tuition and enrollments at higher education institutions owned in both fiscal years, as well as the impact of acquisitions.  On an overall basis enrollment increases of 20.0% in schools owned in both fiscal years added revenues of $40.0 million over the 2002 fiscal year.  The Company increased local currency tuition by a weighted average of 7.5% in the 2003 fiscal year compared to the 2002 fiscal year, which served to increase revenues by $19.7 million.  Campus Based revenue increased by $53.0 million due to the acquisitions of Glion in the third quarter of 2002 and UNAB, in the second quarter of 2003.  The Company operates in several countries and is subject to the effects of foreign currency exchange rates in each of those countries.  For the 2003 fiscal year, the effects of currency translations have increased revenues by $2.1 million, primarily due to the strengthening of the Euro and Swiss franc against the U.S. Dollar offset by the Mexican Peso devaluation against the U.S. Dollar during 2003.  Campus Based revenue represented 80% of total revenues for the 2003 fiscal years.

Online Higher Education revenue increased by $21.5 million, or 29%, to $95.8 million for the 2003 fiscal year compared to the 2002 fiscal year.  For fiscal 2003, revenues reflect an overall student increase of 6% and an increase in new students of 11%.  Fiscal 2003 revenue includes an average tuition increase of approximately 5% in all of Online Higher Education programs.  Online Higher Education revenue represented 20% of total revenues for the 2003 fiscal year.

Direct Costs. Total direct costs of revenues increased $102.1 million, or 35%, to $396.6 million for the 2003 fiscal year from $294.5 million for the 2002 fiscal year.  Direct costs decreased to 84% of total revenues in the 2003 fiscal year from 88% in the 2002 fiscal year.

Campus Based expenses increased by $85.4 million to $312.0 million, or 83% of Campus Based revenue for the 2003 fiscal year, compared to $226.6 million, or 87% of Campus Based revenue for the 2002 fiscal year.  The increase in expenses reflected the increased enrollments and operating activities at the higher education institutions compared to the 2002 fiscal year, which increased expenses by $43.9 million, and the effect of the acquisitions of controlling interests in Glion in the third quarter of 2002 and UNAB in the second quarter of 2003, which increased expenses by $39.7 million.  For the 2003 fiscal year, the effects of currency translations increased expenses by $1.8 million, primarily due to the strengthening of the Euro and Swiss Franc against the U.S. Dollar during 2003 offset partially by the Mexican Peso devaluation against the U.S. Dollar over the same period.  The decrease in operating expenses as a percentage of revenue was primarily due to the fact that 2003 includes the results of UNAB from the acquisition date in the second quarter of 2003. UNAB was in session during the rest of the year from our acquisition and generates higher operating margins than the Campus Based segment average.

Online Higher Education expenses increased by $17.2 million to $82.5 million, or 86% of Online Higher Education revenue for the 2003 fiscal year, compared to $65.3 million, or 88% of Online Higher Education revenue for the 2002 fiscal year.  The decrease in direct costs as a percentage of Online Higher Education revenues is due to the allocation of fixed costs over a greater revenue base as well as the implementation of cost cutting initiatives.

Other Expenses.  Other expenses increased $14.3 million to $52.7 million for the 2003 fiscal year from $38.4 million for the 2002 fiscal year.  A $22.0 million increase in non-cash compensation expense was partially offset by a $6.5 million decrease in general and administrative expenses

Core operating segment general and administrative expenses decreased by $3.5 million in the 2003 fiscal year compared to the 2002 fiscal year.  As a result of the sale of the K-12 business, certain employees that were principally dedicated to servicing the K-12 segment were employed by Educate effective July 1, 2003.  Contemporaneously, a service agreement was executed with Educate whereby the Company agreed to obtain certain administrative services from Educate  Also, a sub-lease agreement was executed with Educate for certain space in the Company’s headquarters facility. (See related contractual obligations discussion for further description of these agreements later in this report).  The reduction of the core operating segment general and administrative expenses was the direct result of this reduction in labor costs and facilities costs, partially offset by expenses incurred under the services agreement.  The Company does not expect any further reduction in general and administrative expenses as a result of discontinued operations in 2003.

 Sylvan Ventures general and administrative expenses decreased by $3.0 million to $1.8 million for the 2003 fiscal year compared to $4.8 million for the 2002 fiscal year. The decrease was due to the sale of  Sylvan Ventures’ portfolio and related discontinuation of  Sylvan Ventures’ administrative costs in the second quarter of 2003.

Non-cash compensation expense increased to $23.1 million for the 2003 fiscal year from $1.0 million for the 2002 fiscal year. This expense consisted primarily of $21.9 million of compensation expense resulting from the exchange of employee stock options of a subsidiary for stock options to acquire Sylvan common stock during the second quarter of 2003.  The Company also recorded non-cash compensation of $1.0 million related to current grants of restricted stock.

Sylvan Ventures loss on investments of $8.4 million was primarily attributable to the write-off of the cost of its investment in ClubMom, Inc. during the first quarter of 2003.

Other non-operating items decreased by $7.2 million for the 2003 fiscal year compared to the 2002 fiscal year primarily due to a decrease in loss of investment of $8.3 million which was recorded in the 2002 fiscal year.  Interest expense increased $0.6 million primarily due to debt assumed in the August 2002 Glion acquisition and incurred in the May 2003 UNAB acquisition.

Income Taxes.  The Company has operations in multiple countries, many of which have statutory tax rates lower than the United States.  Since approximately 80% of the Company’s revenues are generated outside the United States, the impact of lower foreign tax rates in the jurisdictions where the Company operates results in an effective tax rate significantly lower than the United States statutory rate as outlined in Note 14 to the consolidated financial statements.

Comparison of results for the year ended December 31, 2002 to results for the year ended December 31, 2001.

Revenues.  Total revenues increased by $91.5 million, or 37%, to $336.0 million for the year ended December 31, 2002 (the “2002 fiscal year”) from $244.5 million for the year ended December 31, 2001 (the “2001 fiscal year”).  This revenue increase was primarily driven by increases in tuition and enrollment at higher education institutions in the Campus Based segment.

                Campus Based revenue for the 2002 fiscal year period increased by $61.1 million, or 31%, to $261.3 million compared to the 2001 fiscal year. This increase was primarily due to an increase in enrollments at UDLA, UVM, Les Roches and UEM. Additionally, revenue increased by $18.0 million due to the full year effect of the acquisition of the controlling interest in ESCE, which occurred in the fourth quarter of 2001, and the acquisitions of controlling interests in Marbella and Glion, which occurred in the first and third quarters of 2002, respectively.  Campus Based operating revenue represented 78% of total revenues  for the 2002 fiscal year.

Online Higher Education revenue increased by $30.0 million, or 68%, to $74.3 million for the 2002 fiscal year compared to the 2001 fiscal year.  Approximately $21.9 million of the increase was due to the acquisitions of Walden in February 2002 and NTU in November 2002, respectively.  Canter teacher-training revenue increased by $9.2 million, or 22%, to $51.5 million during the 2002 fiscal year compared to the 2001 fiscal year.  Canter’s revenue increase was due to greater demand for its products, particularly the distance learning master’s programs, which saw enrollments for the Spring 2003 semester increase by 17% to 12,800 students.  Sylvan Teacher Institute revenue decreased by $1.1 million, or 54%, to $0.9 million in the 2002 fiscal year compared to the 2001 fiscal year.  This decrease was due to the planned reduction in professional development workshops performed in the 2002 fiscal year compared to the 2001 fiscal year.  Online Higher Education operating revenue represented 22% of total revenues of the Company for the 2002 fiscal year.

Direct Costs.  Total direct costs of revenues increased $84.9 million, or 41%, to $294.5 million for the 2002 fiscal year from $209.6 million for the 2001 fiscal year.  Excluding the impact of goodwill amortization in the 2001 fiscal year of $5.5 million, direct costs increased $90.5 million, or 44%, for the 2002 fiscal year.  Direct costs as a percentage of total revenues increased to 88% in the 2002 fiscal year from 86% in the 2001 fiscal year. Excluding the impact of goodwill amortization, direct costs as a percentage of revenues were 83% in the 2001 fiscal year.

Campus Based expenses increased by $52.3 million to $226.6 million, or 87% of Campus Based revenue for the 2002 fiscal year, compared to $174.4 million, or 87% of Campus Based revenue for the 2001 fiscal year. The increase in expenses reflected i) higher expenses, particularly labor and marketing expenses, given the higher volume of enrollments and operating activities at the higher education institutions compared to the 2001 fiscal year, ii) the full year effect of the acquisition of the controlling interest in ESCE, which occurred in the fourth quarter of 2001 and the acquisitions of controlling interests in Marbella and Glion, which occurred in the first and third quarters of 2002, respectively, and iii) an increase in overhead costs, including staffing expenses, as a result of the increase in the higher education institutions business. Included in the fiscal 2002 expenses was the write-off of $3.5 million of deferred costs related to the terminated initial public offering of the Campus Based segment and one terminated acquisition.  Excluding these charges, Campus Based expenses represented 85% of Campus Based revenues for the 2002 fiscal year.  The decrease in expenses as a percentage of revenue is primarily due to operating efficiencies achieved throughout the Campus Based segment, particularly at UDLA, UEM, and UVM.

Online Higher Education expenses increased by $30.1 million to $65.3 million, or 88% of Online Higher Education revenue for the 2002 fiscal year, compared to $35.2 million, or 79% of Online Higher Education revenue for the 2001 fiscal year.  Approximately $27.3 million of this increase was due to the acquisitions of Walden in February 2002 and NTU in November 2002.  Canter had a decrease in expenses as a percentage of revenue for the 2002 year primarily due to the adoption of Statement No. 142 in 2002, which discontinued the amortization of goodwill.  The amortization of goodwill related to the Canter acquisition was $3.1 million in the 2001 fiscal year.  This decrease in Canter’s expenses as a percentage of its revenue was partially offset by an increase in expenses as a percentage of revenue due to the inclusion of the operating results of OnlineLearning.net in the 2002 fiscal year.  The acquisition of OnlineLearning.net, effective July 1, 2001, resulted in lower margin revenue for Canter in the fiscal 2002 year.

Sylvan Ventures operating expenses increased to $2.6 million in the 2002 fiscal year as a result of operating costs related to the acquisitions of EdVerify, Inc. and ESS, Inc.

Other Expenses.  Other expenses increased by $17.6 million to $38.4 million for the 2002 fiscal year from $20.8 million for the 2001 fiscal year.  This increase was primarily due to a Sylvan Ventures investment gain recognized in the 2001 fiscal year.

Core operating segment general and administrative expenses decreased by $0.7 million in the 2002 fiscal year compared to the 2001 fiscal year.  This decrease was primarily due to increased leveraging of centralized costs and effective cost control efforts.  Core operating general and administrative expenses decreased to 6% of core operating revenues in the 2002 fiscal year compared to 9% of revenues in the 2001 fiscal year due to strong revenue expansion combined with cost controls.

Sylvan Ventures general and administrative expenses decreased by $4.4 million to $4.8 million for the 2002 fiscal year compared to $9.2 million for the 2001 fiscal year. The decrease was due to significant reduction in labor, travel and consulting costs associated with the research, evaluation and acquisition of new investment opportunities as management shifted its focus towards solely managing and reinvesting in its current investment portfolio.

Sylvan Ventures investment gain in fiscal year 2001 of $22.1 million was primarily generated by the sale of the Classwell investment in September 2001.

Other non-operating items increased by $2.8 million for the 2002 fiscal year compared to the 2001 fiscal year. Investment losses totaled $8.3 million in the 2002 fiscal year compared to $14.2 million in the 2001 fiscal year. The 2002 fiscal year loss on investments was primarily due to $7.4 million related to the write-off of the Company’s investment in and advances to the Frontline Group.  This investment write-off was a result of challenges facing the corporate training industry in general, and Frontline Group specifically. The Company originally accepted shares of common stock in Frontline Group as consideration for the sale of the PACE business unit in 1999.

The 2001 loss on investment was related to the Company’s investment in Caliber.  The Company recorded a loss on investment of $14.2 million in the 2001 fiscal year, consisting of bad debt expense for uncollected notes receivable and advances to Caliber of $7.5 million, as well as the accrual of a $6.7 million estimated liability relating to the Company’s guarantee of certain non-cancelable Caliber lease obligations and other Caliber related liabilities incurred by the Company.  In 2002, the Company recorded an additional $0.7 million of liabilities related to Caliber lease guarantees. Due to the uncertainties surrounding the bankruptcy proceedings and the ultimate settlement of Caliber’s lease and other liabilities, it is possible that the Company’s loss estimate may change prior to finalization.

The reduction in investment loss was partially offset by a decrease of investment and other income of $4.4 million resulting from lower investment balances and a reduced interest rate environment

Equity in net income (loss) of affiliates.  Sylvan Ventures equity in net losses of affiliates, net of income taxes, decreased to $4.0 million for the 2002 fiscal year from $31.4 million for the 2001 fiscal year. These losses relate to Sylvan Ventures’ share of operating losses generated by the early stage enterprises in the investment portfolio not under Sylvan Ventures’ control.  This decrease was primarily due to Sylvan Ventures change in strategy to focus on managing its current investments rather than investing in new early stage enterprises, as well as the consolidation of Walden and EdVerify. The reduction in the number of early stage enterprises and the decision of certain portfolio companies to cease operations slowed the losses absorbed by Sylvan Ventures, as these companies initially generate significant losses.  Additionally, a number of the enterprises in which Sylvan Ventures invested throughout 2000 and 2001 have matured, and thus are generating reduced losses, relative to their earlier stages in the 2001 fiscal year.  In addition, in fiscal 2001, the Sylvan Ventures investment in Caliber of $2.9 million was reduced to $0 upon recording its allocable share of losses related to Caliber prior to the bankruptcy proceedings, which is included in Sylvan Ventures’ equity in net loss of affiliates.  The adoption of Statement No. 142 also resulted in Sylvan Ventures no longer amortizing goodwill associated with equity method investments.  The amortization of goodwill related to the Sylvan Ventures equity investments in the 2001 fiscal year was $8.9 million.

Income Taxes.  The Company has operations in multiple countries, many of which have statutory tax rates lower than the United States.  Since approximately 78% of the Company’s revenues are generated outside the United States, the impact of lower foreign tax rates in the jurisdictions where the Company operates results in an effective rate significantly lower than the United States statutory rate as outlined in Note 14 to the consolidated financial statements.

Cumulative Effect of Change in Accounting Principle.  As a result of adopting Statement No. 142 as of January 1, 2002 and performing the required transitional impairment tests, the Company recorded a non-cash charge of $78.6 million, net of income tax benefit of $7.7 million, which was included in cumulative effect of change in accounting principle in the consolidated statements of operations.  The impairment charge related solely to WSI.

Liquidity and Capital Resources

The Company generates revenue from tuition and other fees charged to students in connection with its various education program offerings.  Students typically self-finance the costs of their education or seek third-party sponsored financing programs.  Tuition is generally collected in advance.  As such, working capital is generally a source rather than use of funds. Given the favorable cash flow characteristics of the Company’s post-secondary business, Sylvan anticipates generating sufficient cash flow from operations within each of the individual countries where we operate to satisfy the working capital and financing needs of the Company’s organic growth plan of each respective country.  Accordingly, liquidity is managed locally with oversight provided by Corporate staff in Baltimore, Maryland.

The Company incurs significant costs at its headquarters location in Baltimore, Maryland relating to 1) meeting U.S. and group corporate governance, reporting and compliance requirements, 2) stewardship and financing of  its ownership in investments and subsidiaries, and (3) development of group synergies among its investments and subsidiaries.  Cash flow from operations generated by the Company’s domestic businesses included within Online Higher Education, coupled with incremental borrowing capacity, are expected to be sufficient to meet future working capital, financing and investment needs.

The following table presents the condensed Statement of Cash Flows for the year ended December 31, 2003 for segregated for core operating segments and Sylvan Ventures activity.  The Company is disbanding Sylvan Ventures.  The following table illustrates the uses of cash by Sylvan Ventures during the year ended December 31, 2003.  Management does not believe that the operations of Sylvan Ventures will be a significant use of cash in 2004.

	Core Operating Segments	Sylvan Ventures	Consolidated
	(in thousands )
Operating activities
Net income (loss)	$70,383	$(24,248)	$46,135
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	30,693	228	30,921
Loss on Ventures investments held for sale	—	8,394	8,394
Gain on disposal of discontinued operations	(41,930)	—	(41,930)
Non-cash compensation	27,109	—	27,109
Other non-cash items	8,649	4,433	13,082
Changes in working capital	(25,019)	203	(24,816)
Net cash provided by (used in) operating activities	69,885	(10,990)	58,895

Investing activities
Purchases of property and equipment	(80,543)	(535)	(81,078)
Proceeds from sale of Principal K-12 Disposal Group and fixed assets	96,244	127	96,371
Cash paid for acquired businesses, net of cash received	(61,889)	—	(61,889)
Other investing activities, net	3,543	186	3,729
Net cash used in investing activities	(42,645)	(222)	(42,867)

Financing activities
Net cash received from minority members of Sylvan Ventures	—	2,263	2,263
Intercompany funding	(6,039)	6,039	—
Other financing activities, net	(5,050)	—	(5,050)
Net cash (used in) provided by financing activities	(11,089)	8,302	(2,787)

Effect of exchange rate changes on cash	(19,538)	—	(19,538)
Net decrease in cash and cash equivalents	(3,387)	(2,910)	(6,297)

Cash and cash equivalents at beginning of year	101,734	2,951	104,685
Cash and cash equivalents at end of year	$98,347	$41	$98,388

Cash and cash equivalents classified as:
Continuing operations	$92,104	$41	$92,145
Discontinued operations	6,243	—	6,243
Cash and cash equivalents at end of period year	$98,347	$41	$98,388

During 2003, cash provided by operations was $58.9 million, net of cash used by operations of Sylvan Ventures of $11.0 million.  This compares to cash provided by operations of $81.1 million in the 2002 fiscal year, net of cash used by Sylvan Ventures operations of $24.8 million.  The reported net income of $46.1 million included significant non-cash elements such as the gain on the sale of discontinued operations of $41.9 million, equity in loss of affiliates, primarily due to Sylvan Ventures, of $3.7 million, depreciation and amortization charges of $30.9 million, net loss on sale of investments, primarily due to Sylvan Ventures, of $8.4 million, minority interest of $14.5 million, and charges related to non-cash compensation expenses of $27.1 million.  Working capital decreased liquidity by $24.8 million, primarily due to core operating segments.  This use of cash consisted primarily of a decrease in income taxes payable of $44.7 million related to payments of income taxes on the gain from the sale of the Principal K-12 Disposal Group partially offset by decreases in inventory, prepaid expenses and other current assets and increased accounts payable and accrued expenses.

Cash used by investing activities was $42.9 million in the 2003 fiscal year, including cash used by Sylvan Ventures of $12.6 million.  This compares to cash used by investing activities of $97.5 million in the 2002 fiscal year including cash used by Sylvan Ventures of $0.8 million.  The 2003 investment activity was primarily the result of net proceeds from the sale of available-for-sale securities of $12.5 million and net proceeds from the sale of discontinued operations of $96.4 million partially offset by cash paid for acquisitions of $61.9 million, purchases of property, plant and equipment of $81.1 million, and expenditures for deferred contract costs and increases in other long-term assets of $8.8 million.  The 2002 investment activity was primarily the result of net proceeds from the sale of available-for-sale securities of $37.3 million, more than offset by cash paid for acquisitions of $56.2 million, purchases of property, plant and equipment of $69.8 million, increases in investments of $4.1 million and expenditures for deferred contract costs and increases in other long-term assets of $4.7 million.

Cash used in financing activities was $2.8 million in the 2003 fiscal year, net of $2.3 million of cash provided by financing activities related to Sylvan Ventures, excluding intercompany funding.  The 2003 financing activity related primarily to the net repayment of long-term debt of $17.4 million, net capital contributions from minority interest members of $2.3 million, proceeds from the exercise and issuance of options of  $15.0 million and decreases in other long-term liabilities of $2.7 million.  Cash provided by financing activities was $21.8 million in the 2002 fiscal year, including $3.7 million of cash used in financing activities related to Sylvan Ventures, excluding intercompany funding.  The 2002 fiscal year financing activity related primarily to net capital contributions from the minority interest members of Sylvan Ventures of $3.4 million, proceeds from the exercise of options of $14.7 million and increases in other long-term liabilities of $2.0 million.

The Company anticipates that cash flow from operations, available cash and existing credit facilities will be sufficient to meet its operating requirements, including expansion of its existing business, funding Campus Based higher education institution acquisitions, and payment of contingent consideration.  The Company continues to examine opportunities in the educational services industry for potential synergistic acquisitions.  Sylvan expects that existing capital resources (including  credit facilities) will be sufficient to continue to acquire businesses in the educational services industry for at least the next several years.  However, if the Company were to pursue a number of large acquisitions, additional debt or equity capital may be required.  The Company cannot be certain that this capital would be available on attractive terms, if at all.  The amount of capitalized costs incurred in connection with potential acquisitions and greenfield projects was $1.8 million at December 31, 2003.  These costs become part of the purchase price when the acquisition is completed or are expensed when the potential acquisition does not materialize.

Commitments and Contingent Matters

The following tables reflect the Company’s contractual obligations and other commercial commitments as of December 31, 2003 (amounts in thousands):

	Payments Due by Period
Contractual Obligations	Total	Due in less than 1 year	Due in 1-3 years	Due in 4-5 years	Due after 5 years
	(in thousands)
Long-term debt	$96,754	$21,654	$29,822	$11,088	$34,190
Operating leases	233,773	22,669	64,096	37,144	109,864
Due to shareholders of acquired companies	34,688	4,747	29,941	—	—
Other long term liabilities(1)	7,500	3,000	4,500	—	—
Total contractual cash obligations of continuing operations	$372,715	$52,070	$128,359	$48,232	$144,054
Operating leases of discontinued operations	$12,246	$7,755	$3,590	$833	$68

	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amounts Committed	Due in less than 1 year	Due in 1-3 years	Due in 4-5 years	Due after 5 years
	(in thousands)
Lines of credit(2)	$—	$—	$—	$—	$—
Guarantees(3)	13,655	7,039	6,479	137	—
Standby letters of credit(4)	1,439	1,439	—	—	—
Total commercial commitments of continuing operations	$15,094	$8,478	$6,479	$137	$—

(1) In connection with the sale of the Principal K-12 Disposal Group to Educate, the Company entered into a three-year management service agreement with Educate  Under the terms of the agreement, Educate will provide certain support services, including, but not limited to, specified accounting, benefits, IT, human resources, purchasing and payroll services to Sylvan.  Conversely, Sylvan will provide certain support services, primarily in the areas of tax and treasury, to Educate  The agreement requires the Company to pay a fixed fee, adjusted as appropriate based on increases to predetermined service volumes.  The net fee due to Educate on an annual basis is approximately $3.0 million.

(2) As of June 30, 2003, the Company terminated its $100.0 million line of credit as a result of the sale of the Principal K-12 Disposal Group.  There was no balance on the line of credit at the time of the termination.  Effective June 30, 2003, the Company entered into a new unsecured line of credit agreement in the amount of $30.0 million, with a $5.0 million sub-limit for standby letters of credit, which is intended for working capital purposes.  The line of credit expires August 2004.  There was no balance outstanding under the line of credit as of December 31, 2003.  Individual units in our Campus Based operations have unsecured lines of credit, which total $16.1 million, primarily for working capital purposes.  The outstanding balance of these lines of credit was $3.7 million as of December 31, 2003 and is included in the long-term debt line above.

(3) Subsequent to the divestiture of the Principal K-12 Disposal Group, all leases related to Sylvan Learning Centers were renegotiated or assigned in the name of Educate during the third quarter of 2003.  Leases with remaining payments of $12.6 million through December 2008 are guaranteed by the Company.  Under the terms of Asset Purchase Agreement with Educate, the Company is indemnified against any losses suffered as a result of any lease guarantees.

(4) The Company has approximately $1.4 million outstanding in standby letters of credit.  The Company is self-insured for health care, workers compensation, and other insurable risks up to predetermined amounts above which third party insurance applies.  The Company is contingently liable to insurance carriers under some of these policies and has provided a letter of credit in favor of the insurance carriers for approximately $1.3 million.

Additional amounts of contingent consideration are due the sellers of UDLA based on operating results for the three years ended December 31, 2006.  No later than March 31, 2006, the Company is obligated to the sellers for an amount equal to 60% of six times (i) average EBIT for 2004 and 2005, less (ii) 2000 EBIT; this result is reduced by (iii) 42% of certain specified debt.  Assuming EBIT remains at 2003 levels for 2004 and 2005, the Company would be obligated to the sellers for approximately $40.0 million.  No later than March 31, 2007, the Company is obligated to the sellers for an amount equal to 20% of four times (i) average EBIT for 2005 and 2006; this result is reduced by (ii) 20% of certain specified debt and (iii), $6.5 million.  Assuming EBIT remains at 2003 levels for 2005 and 2006, the Company would be obligated to the sellers for approximately $8.0 million. The Company has pledged its shares of Decon, the holding company that controls and operates UDLA, to satisfy its payment obligations to the sellers.  The Company cannot dispose of, lien or encumber the shares without the prior approval of the sellers.

Effective April 1, 2008 the sellers of UDLA have the right to require the Company to purchase their remaining 20% interest in Decon for a variable purchase price based on average EBIT for certain specified periods. Effective April 1, 2009 the Company has a call right to acquire the remaining 20% interest under a similar methodology for certain specified periods.

Effective April 1, 2009 the minority owners of UNAB and AIEP  have the right to require the Company to purchase their 20% interest for a variable purchase price based on average EBIT for certain specified periods. Effective April 1, 2009 the Company has a call right to acquire this 20% interest under a similar methodology for certain specified periods.

Related Party Transactions

Transactions between UI and Certain Officers

The Company entered into a lease agreement during August 2003 with certain officers and former owners of the Company’s Universidad Interamericana located in Costa Rica and Panama.  The lease has an initial term of 15 years, with an additional five-year extension available at the Company’s option.  The lease also contains a provision for the Company, at its option, to purchase the real estate at the then fair market value at any time.  Monthly rental payments are based on eight percent of net revenues for the first two years and ten percent of net revenues in year three.  Year three rental payments will be the basis for monthly rental payments in years four through fifteen, plus inflationary adjustments.   For the period from October 15, 2003 through December 31, 2003, the Company incurred approximately $0.1 million of rent under this lease.  The lease agreement enables the Company to operate the UI at its  established campuses.

Transactions between UVM and Certain Officers and Minority Shareholders

The Company entered into lease agreements for UVM’s university campuses with certain of its officers and minority owners.  The leases have an initial term of ten years with an additional two-year extension available at the Company’s option. During 2002, this lease was amended to include an additional three-year extension available at the Company’s option, for a total term of up to 15 years.  The amended lease also gives the Company the option to purchase the real estate at the fair market value of the property at the end of the lease term.  Rents are adjusted monthly for inflation.  For the year ended December 31, 2003, the Company incurred approximately $5.1 million of rent under these leases. The lease agreements enable the Company to operate UVM at its already established campuses. The value of the contracts was determined by arms-length negotiation between the parties and based upon the then prevailing market rates, and was corroborated by an independent real estate appraisal.

These officers and minority shareholders also provide staffing services to UVM for four of its campuses under a contract with an open-ended term, allowing either party to cancel with a one-year written notification to the other party.  UVM incurred approximately $3.0 million of expenses for the 2003 fiscal year in connection with this contract.

UVM subcontracts educational programs provided to government employees to a company partially owned by some of its officers and minority shareholders.  UVM pays 50% of the revenue, net of related expenses, associated with each government contract to this company, which amounted to $0.1 million for the 2003 fiscal year.  This is an arms-length, agreement between three parties, in which one of the parties is a government agency. The agreement enables the Company to provide educational services “outside UVM’s walls” or physical limits to government agencies, thus increasing UVM’s operating capacity.

Transactions between Les Roches and Certain Officers

Les Roches entered into lease agreements for some of its dormitories and other facilities with the former owners of Les Roches.  Pursuant to these agreements, the Company incurred rent expense of approximately $0.5 million for the 2001 fiscal year and $0.3 million from July 26, 2000, the date of acquisition of Les Roches, through December 31, 2000.  In January 2002, the Company entered into an agreement with the officers to purchase these properties for approximately $2.7 million.

Transactions between the Company and Affiliates

As discussed more fully in note 3 to the consolidated financial statements, on June 30, 2003, the Company completed the sale of its Principal K-12 Disposal Group to Educate.  Prior to the sale, Apollo held the rights to appoint two seats on the Company’s Board of Directors.  As a result of the sale transaction, these rights were modified to one Board seat.

As discussed more fully in note 10 to the consolidated financials, in connection with the sale of the Company’s Principal K-12 Disposal Group, the Company entered into a three-year management service agreement with Educate.

Effects of Inflation

Inflation has not had a material effect on Sylvan’s revenues and income from continuing operations in the past three years.  Inflation is not expected to have a material effect in the foreseeable future.  The Company historically has been able to increase tuition pricing at a rate at or above the rate of inflation.

International Exposure

The Company maintains diverse operations in a broad range of international locations.  The international aspects of the Company’s operations create additional exposure to political uncertainties, currency devaluations and local country regulations affecting the provision of educational services.  Revenues and profits in any period may be significantly impacted by international developments outside the control of the Company.

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

Foreign Currency Risk

The Company derives approximately 80% of its revenues from customers outside the United States.  This business is transacted through a network of international subsidiaries, generally in the local currency that is considered the functional currency of that foreign subsidiary.  Expenses are also incurred in the foreign currencies to match revenues earned and minimize the Company’s exchange rate exposure to operating margins.  A hypothetical 10% adverse change in average annual foreign currency exchange rates would have decreased operating income and decreased cash flows for the 2003 fiscal year by $8.3 million. The Company generally views its investment in most of its foreign subsidiaries as long-term. The effects of a change in foreign currency exchange rates on the Company’s net investment in foreign subsidiaries are reflected in other comprehensive income (loss).  A 10% depreciation in functional currencies relative to the U.S. dollar would have resulted in a decrease in the Company’s net investment in foreign subsidiaries of approximately $35.3 million at December 31, 2003.

Interest Rate Risk

The Company holds its cash and cash equivalents in high quality, short-term, fixed income securities.  Consequently, the fair value of the Company’s cash and cash equivalents would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due to the short-term nature of the Company’s portfolio.  The Company’s revolving credit facility bears interest at variable rates, and the fair value of this instrument is not significantly affected by changes in market interest rates.  A 100 basis point decrease in interest rates would have reduced net interest income for the 2003 fiscal year by $0.8 million.

The table below provides information about the Company’s financial instruments that are sensitive to changes in interest rates.  The table presents cash flows of weighted-average interest rates and principal payments for the following years ended December 31.  The fair value of the debt below approximates book value.

Total debt and due to shareholders of acquired companies:	2004	2005	2006	2007	2008	Thereafter	Total
	(in millions)
Fixed rate (Chilean peso)	$10.4	$11.3	$13.3	$18.2	$3.1	$0.5	$56.8
Average interest rate	6.3%	6.3%	6.3%	6.4%	6.6%	8.5%	—
Fixed rate (Swiss franc)	4.3	1.7	1.6	1.5	1.5	26.7	37.3
Average interest rate	3.4%	3.4%	3.4%	3.4%	3.4%	3.4%	—
Fixed rate (Other)	0.8	0.7	4.0	—	—	3.2	8.7
Average interest rate	3.6%	3.5%	2.4%	—	—	0.2%	—
Variable rate (Chilean peso)	1.1	0.2	0.2	0.2	0.2	1.2	3.1
Average interest rate	6.1%	6.0%	6.0%	6.1%	6.1%	6.1%	—
Variable rate (Swiss franc)	3.9	1.0	1.0	0.8	0.8	8.4	15.9
Average interest rate	3.3%	3.5%	3.6%	3.7%	3.8%	3.8%	—
Variable rate (Euro)	5.6	1.9	1.1	0.7	—	—	9.3
Average interest rate	4.3%	4.5%	4.5%	4.5%	—	—	—
Variable rate (Other)	0.3	0.1	—	—	—	—	0.4
Average interest rate	4.8%	4.9%	—	—	—	—	—

Equity Price Risk

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

Investment Risk

The Company’s investment portfolio includes debt securities that mature within one year.  A hypothetical 10% adverse change in the fair value of the debt securities would not materially adversely impact earnings or cash flows because of the Company’s ability to hold the debt securities until maturity.

In addition to the debt securities, the Company has an investment portfolio that includes short-term investments in available-for-sale debt and equity securities.  The Company’s investment portfolio is exposed to risks arising from changes in these investment values.

All the potential impacts noted above are based on sensitivity analysis performed on the Company’s financial position at December 31, 2003.  Actual results may differ materially.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Auditors

The Board of Directors and Stockholders

Sylvan Learning Systems, Inc.

We have audited the accompanying consolidated balance sheets of Sylvan Learning Systems, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The financial statements of iLearning, Inc., (a corporation in which the Company had a 40% interest) for the year ended December 31, 2001 were audited by other auditors who have ceased operations and whose report has been furnished to us.  Insofar as our opinion on the consolidated financial statements relates to data included for iLearning, Inc., it is based solely on their report.  In the consolidated financial statements, the Company’s equity in the net losses of iLearning, Inc. is stated at $2,637 for the year ended December 31, 2001.  The financial statements of Chancery Software Limited (a corporation in which the Company had a 42% interest) for the years ended September 30, 2002 and 2001, have been audited by other auditors and whose report has been furnished to us; insofar as our opinion on the consolidated financial statements relates to data included for Chancery Software Limited, it is based solely on their report. In the consolidated financial statements, the Company’s investment in Chancery Software Limited is stated at $6,964 at December 31, 2002, and the Company’s equity in the net losses of Chancery Software Limited is stated at $1,020 and $3,986 for the years ended December 31, 2002 and 2001, respectively.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sylvan Learning Systems, Inc. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002 the Company changed its method of accounting for goodwill.

/s/ Ernst & Young LLP

Baltimore, Maryland
February 18, 2004

SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollar and share amounts in thousands, except per share data)

	December 31, 2003	December 31, 2002
		(as restated, Note 3)
Assets
Current assets:
Cash and cash equivalents	$92,145	$94,068
Available-for-sale securities	16,765	22,282

Receivables:
Accounts receivable	90,636	42,965
Trade notes receivable	44,240	11,342
Other receivables	7,366	2,862
	142,242	57,169
Allowance for doubtful accounts	(15,550)	(5,939)
	126,692	51,230

Inventory	3,375	2,475
Income tax receivable	16,542	5,290
Prepaid expenses and other current assets	14,338	21,186
Current assets of discontinued operations	—	104,865
Total current assets	269,857	301,396

Notes receivable from related party, net of discount of $14,406	43,155	—

Property and equipment:
Land	68,441	38,028
Buildings	179,911	157,834
Construction in-progress	30,578	14,496
Furniture, computer equipment and software	110,852	76,133
Leasehold improvements	39,824	28,747
	429,606	315,238
Accumulated depreciation and amortization	(63,756)	(42,002)
	365,850	273,236
Intangible assets:
Goodwill	233,561	176,190
Other intangible assets, net of accumulated amortization of $4,519 and $2,480 at December 31, 2003 and 2002, respectively	88,634	36,457
	322,195	212,647

Investments in and advances to affiliates	471	8,730
Other investments	3,288	10,885
Deferred income taxes	29,760	8,366
Deferred costs, net of accumulated amortization of $6,663 and $4,417 at December 31, 2003 and 2002, respectively	11,901	6,600
Other assets	31,523	21,887
Long-term assets of discontinued operations	71,914	124,064
Total assets	$1,149,914	$967,811

	December 31, 2003	December 31, 2002
		(as restated - Note 3)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$33,992	$24,428
Accrued expenses	76,080	59,054
Income tax payable	20,346	10,792
Current portion of long-term debt	21,654	11,194
Due to shareholders of acquired companies	4,747	8,802
Deferred revenue	152,922	76,773
Deferred income tax	204	4,324
Other current liabilities	3,022	1,672
Current liabilities of discontinued operations	—	30,648
Total current liabilities	312,967	227,687

Long-term debt, less current portion	75,100	153,543
Due to shareholders of acquired companies, less current portion	29,941	9,538
Other long-term liabilities	16,765	17,098
Total liabilities	434,773	407,866

Commitments and contingent liabilities	—	—

Minority interest	45,991	74,017

Stockholders’ equity:
Preferred stock, par value $.01 per share – authorized 10,000 shares, no shares issued and outstanding as of December 31, 2003 and 2002	—	—
Common stock, par value $.01 per share – authorized 90,000 shares, issued and outstanding shares of 44,984 as of December 31, 2003 and 40,331 as of December 31, 2002	450	403
Additional paid-in capital	353,522	257,926
Retained earnings	292,978	246,843
Accumulated other comprehensive income (loss)	22,200	(19,244)
Total stockholders’ equity	669,150	485,928

Total liabilities and stockholders’ equity	$1,149,914	$967,811

See accompanying notes to financial statements.

SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Dollar and share amounts in thousands, except per share data)

	Year ended December 31
	2003	2002	2001
		(as restated - Note 3)
Revenues
Core operating segments	$471,903	$335,608	$244,529
Sylvan Ventures	903	395	—
Total revenues	472,806	336,003	244,529

Costs and expenses
Direct costs:
Core operating segments	394,512	291,921	209,579
Sylvan Ventures	2,122	2,592	—
General and administrative expenses:
Core operating segments	17,774	21,318	22,003
Sylvan Ventures	1,756	4,804	9,211
Non-cash stock compensation expense	23,050	1,046	—
Total costs and expenses	439,214	321,681	240,793

Operating income	33,592	14,322	3,736

Other income (expense)
Investment and other income	6,867	6,905	11,274
Interest expense	(8,844)	(8,256)	(8,700)
Sylvan Ventures investment income (loss)	(8,394)	(2,308)	22,131
Loss on other investments	—	(8,253)	(14,231)
Foreign currency exchange gain (loss)	257	641	(80)
	(10,114)	(11,271)	10,394
Income (loss) from continuing operations before income taxes, minority interest, equity in net income (loss) of affiliates and cumulative effect of change in accounting principle	23,478	3,051	14,130
Income tax benefit (expense)	2,930	8,789	(1,517)

Minority interest in (income) loss of consolidated subsidiaries, net of tax:
Sylvan Ventures	487	2,058	2,590
Other	(14,947)	(6,880)	(7,598)
	(14,460)	(4,822)	(5,008)
Equity in net income (loss) of affiliates, net of tax:
Sylvan Ventures	(4,055)	(4,029)	(31,428)
Other	194	309	28
	(3,861)	(3,720)	(31,400)
Income (loss) from continuing operations before cumulative effect of change in accounting principle	8,087	3,298	(23,795)
(Loss) income from discontinued operations, net of income tax expense of $6,211 in 2003, $12,830 in 2002 and $13,709 in 2001	(3,882)	(3,964)	6,349
Gain (loss) on disposal of discontinued operations, net of income tax expense (benefit) of $32,557 in 2003 and $(7,632) in 2002	41,930	(16,643)	—
Income (loss) before cumulative effect of change in accounting principle	46,135	(17,309)	(17,446)
Cumulative effect of change in accounting principle, net of income tax benefit of $7,700	—	(78,634)	—
Net income (loss)	$46,135	$(95,943)	$(17,446)

Earnings (loss) per common share, basic:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$0.19	$0.08	$(0.62)
Net income (loss)	$1.10	$(2.40)	$(0.46)

Earnings (loss) per common share, diluted:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$0.18	$0.08	$(0.62)
Net income (loss)	$1.05	$(2.40)	$(0.46)

See accompanying notes to financial statements

SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Dollar and share amounts in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at January 1, 2001	$373	$205,343	$360,232	$(12,685)	$553,263
Options exercised for purchase of 1,440 shares of common stock, including income tax benefit of $6,152	14	23,064			23,078
Issuance of 29 shares of common stock in connection with the Employee Stock Purchase Plan		404			404
Other		575			575
Comprehensive loss:
Net loss for the year ended December 31, 2001			(17,446)		(17,446)
Foreign currency translation adjustment				(13,394)	(13,394)
Unrealized loss on available-for-sale securities				(414)	(414)
Minimum pension liability adjustment				(211)	(211)
Total comprehensive loss					(31,465)
Balance at December 31, 2001	387	229,386	342,786	(26,704)	545,855
Options exercised for purchase of 1,106 shares of common stock, including income tax benefit of $4,257	11	18,960			18,971
Issuance of 24 shares of common stock in connection with the Employee Stock Purchase Plan		376			376
Issuance of 318 shares of common stock in connection with the conversion of debentures	3	4,997			5,000
Issuance of 144 shares of common stock in connection with acquisitions	2	2,999			3,001
Other		1,208			1,208
Comprehensive loss:
Net loss for the year ended December 31, 2002			(95,943)		(95,943)
Foreign currency translation adjustment				7,366	7,366
Unrealized loss on available-for-sale securities				(117)	(117)
Minimum pension liability adjustment				211	211
Total comprehensive loss					(88,483)
Balance at December 31, 2002	403	257,926	246,843	(19,244)	485,928
Options exercised for purchase of 953 shares of common stock, including income tax benefit of $4,638	10	19,230			19,240
Issuance of 40 shares of common stock in connection with the Employee Stock Purchase Plan		422			422
Issuance of 2,823 shares of common stock in connection with the conversion of debentures	28	43,531			43,559
Issuance of 581 shares of common stock in connection with acquisition of minority interest in Sylvan Ventures LLC	6	5,148			5,154
Issuance of 256 shares of restricted common stock to employees	3	(3)			—
Vesting of restricted common stock		975			975
Remeasurement of employee stock options		25,967			25,967
Other equity activity		326			326
Comprehensive income:
Net income for the year ended December 31, 2003			46,135		46,135
Foreign currency translation adjustment				48,783	48,783
Unrealized gain on available-for-sale securities				63	63
Reclassification adjustment for foreign currency translation adjustments realized in net income				(7,402)	(7,402)
Total comprehensive income					87,579
Balance at December 31, 2003	$450	$353,522	$292,978	$22,200	$669,150

See accompanying notes to financial statements

SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

	Year Ended December 31,
	2003	2002	2001

Operating activities
Net income (loss)	$46,135	$(95,943)	$(17,446)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of fixed assets	25,087	28,820	24,474
Amortization	5,834	2,217	13,494
(Gain) loss from discontinued operations	(41,930)	2,434	—
Non-cash stock compensation expense - continuing operations	23,050	1,046	—
Non-cash stock compensation expense - discontinued operations	4,058	—	—
Loss on assets sold	7,894	—	—
Loss on assets sold-discontinued operations	—	20,244	—
Loss (gain) on investments	500	22,135	(7,905)
Other non-cash items	1,232	(649)	253
Minority interest in consolidated subsidiaries	14,460	4,822	3,743
Cumulative effect of change in accounting principle	—	86,334	—
Equity in net loss of affiliates	3,694	3,968	31,971
Deferred income taxes	(6,471)	(9,108)	(1,213)
Changes in operating assets and liabilities:
Receivables	(16,058)	(13,038)	(10,409)
Inventory, prepaid expenses and other current assets	4,814	4,398	(1,764)
Accounts payable and accrued expenses	8,537	14,410	423
Income tax payable	(44,709)	(8,363)	(79,917)
Deferred revenue and other current liabilities	22,768	17,398	(1,108)
Net cash provided by (used in) operating activities	58,895	81,125	(45,404)

Investing activities
Purchase of available-for-sale securities	(54,573)	(24,958)	(151,030)
Proceeds from sale or maturity of available-for-sale securities	67,068	62,210	293,697
Investment in and advances to affiliates and other investments	(739)	(4,117)	(19,148)
Purchase of property and equipment, net	(81,078)	(69,755)	(55,785)
Proceeds from sale of discontinued operations	96,371	—	—
Cash paid for acquisitions, net of cash acquired	(53,711)	(56,207)	(22,433)
Payment of contingent consideration for prior period acquisitions	(8,178)	—	(38,044)
Expenditures for deferred contract costs	(5,108)	(1,905)	(3,582)
Increase in other assets	(2,919)	(2,776)	(3,139)
Net cash provided by (used in) investing activities	(42,867)	(97,508)	536

Financing activities
Proceeds from exercise of options	14,602	14,714	16,926
Proceeds from issuance of common stock	422	964	—
Proceeds from issuance of long-term debt	22,090	20,816	191,450
Payments on long-term debt	(39,482)	(20,142)	(202,520)
Cash received from minority interest members in Sylvan Ventures	2,263	15,425	23,190
Cash distributed to minority interest members of Sylvan Ventures	—	(12,000)	—
Change in long-term liabilities	(2,682)	2,020	1,607
Net cash provided by (used in) financing activities	(2,787)	21,797	30,653
Effects of exchange rate changes on cash	(19,538)	(2,923)	(81)

Net change in cash and cash equivalents	(6,297)	2,491	(14,296)
Cash and cash equivalents at beginning of year	104,685	102,194	116,490
Cash and cash equivalents at end of year	$98,388	$104,685	$102,194

Cash and cash equivalents classified as:
Continuing operations	$92,145	$94,068	$86,463
Discontinued operations	6,243	10,617	15,731
Cash and cash equivalents at end of year	$98,388	$104,685	$102,194

See accompanying notes to financial statements.

Sylvan Learning Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar and share amounts in thousands, except per share data)

Note 1 - Description of Business and Basis of Presentation

Sylvan Learning Systems, Inc. (the “Company” or “Sylvan”) is focused exclusively on providing a superior higher education experience to over 117,000 students through the leading global network of accredited Campus Based and online universities and higher education institutions (“higher education institutions”). On June 30, 2003, the Company sold the operations comprising its K-12 segment and certain investments in Sylvan Ventures that were not strategic to its post-secondary education business.  In addition, during the second quarter of 2003, the Company committed to a plan to dispose of Wall Street Institute (“WSI”), a business that owns and franchises English language learning centers.  As discussed more fully in Note 3, the K-12 and WSI operations are classified as discontinued operations in the accompanying consolidated financial statements.  In connection with these transactions, the Company realigned its business segments.  The Company’s educational offerings are offered through two separate business segments: a Campus Based higher education institution segment (“Campus Based”) and an online segment (“Online Higher Education”).  The Campus Based segment owns or maintains controlling interests in nine separately accredited higher education institutions with locations in Mexico, Chile, Spain, Switzerland, France, Ecuador, Panama and Costa Rica.  The Online Higher Education segment provides career-oriented degree programs to working-adult students through Canter and Associates (“Canter”), Walden E-Learning, Inc. (“Walden”) and National Technological University (“NTU”).

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States that require the Company’s management to make estimates and assumptions that affect reported amounts and related disclosures.  Actual results could differ from those estimates.

Certain amounts previously reported for 2001 and 2002 have been reclassified to conform to the 2003 presentation.  The 2001 and 2002 consolidated financial statements have been restated to present K-12 and WSI as discontinued operations.

As a result of the sale of the K-12 segment, the Company intends to change its corporate name and NASDAQ symbol by June 2004.

Note 2 – Significant Accounting Policies

Principles of Consolidation and Investments in Affiliates

The various interests that the Company acquires in its affiliated companies are accounted for under three methods: consolidation, equity method, or cost method.  The Company determines the method of accounting for its affiliated companies on a case-by-case basis based upon its ownership percentage in each affiliated company, as well as its degree of influence over each affiliated company.

Consolidation. Affiliated companies in which the Company owns, directly or indirectly, or otherwise controls more than 50% of the outstanding voting interests are accounted for under the consolidation method of accounting.  Four subsidiaries of the Company consolidate not-for-profit, non-stock universities that are controlled through majority voting interests in the Board of Directors.  The Company also has a substantial economic interest in the net assets of these not-for-profit universities.  Under the consolidation method, an affiliated company’s results of operations are reflected within the consolidated statements of operations.  Earnings or losses attributable to other stockholders of a consolidated affiliated company are classified as “minority interest in income (loss) of consolidated subsidiaries” in the Company’s consolidated statements of operations.  Minority interest adjusts the Company’s consolidated net results of operations to reflect only its share of the after-tax earnings or losses of an affiliated company.  Income taxes attributable to minority interest are determined using the applicable statutory tax rates in the jurisdictions where such operations are conducted.  These rates vary from country to country.  Transactions between the Company and its consolidated affiliated companies are eliminated in consolidation.

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

However, the Company’s share of the earnings or losses of these affiliated companies is classified as “equity in net income (loss) of affiliates’ in the consolidated statements of operations.  The Company initially records its share of the earnings or losses of an affiliated company based upon its proportionate ownership of voting common stock.  If the affiliated company is incurring losses, and previous losses have reduced the common stock investment account to zero, or if the Company holds no common stock, the Company continues to recognize equity method losses based on the ownership level of the particular affiliated company security or loan/advance held by the Company to which the equity method losses are being applied.  The Company continues to report losses up to the investment carrying value, including any additional financial support made or committed to by the Company.

Cost Method.  Investments in equity securities that do not have readily determinable fair values and not accounted for under either the consolidation or the equity method of accounting are accounted for under the cost method of accounting.  Under this method, the Company’s investment is carried at its cost and its share of earnings or losses of these companies is not included in the Company’s consolidated statements of operations.  However, a series of operating losses or other factors may indicate that a decrease in value of the equity investments has occurred which is other than temporary.  These impairment losses are recognized in the consolidated statements of  operations as loss on investments.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Investments in Marketable Securities

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

Allowance for Doubtful Accounts

The Company has notes and accounts receivable primarily due from students of its higher education institutions.  Trade receivables are generally due in six months or less.  Notes receivable are generally due in one year or less.  The Company uses estimates to determine the amount of the allowance for doubtful accounts necessary to reduce accounts and notes receivable to their expected net realizable value.  The Company estimates the amount of the required allowance by reviewing the status of past-due receivables and analyzing historical bad debt trends.  Actual collection experience has not varied significantly from estimates, due primarily to credit policies, collection experience, and a lack of concentration of accounts receivable.  The Company charges-off receivables deemed to be uncollectible to the allowance for doubtful accounts.  Accounts and notes receivable balances are not collateralized.

Inventory

Inventory, consisting primarily of computer software and educational, instructional, and marketing materials and supplies, is stated at the lower of cost (first-in, first-out) or market value.

Property and Equipment

Property and equipment is stated at cost.  Included in property and equipment are the direct costs of developing or obtaining software for internal use.  Depreciation of buildings and furniture and equipment is computed using the straight-line method over the estimated useful lives of the assets.  Leasehold improvements are amortized using the straight-line method over the lesser of the lease term or the estimated useful life of the asset.  Depreciation and amortization periods are as follows:

Buildings	29-50 years
Furniture, computer equipment and software	2-7 years
Leasehold improvements	2-12 years

Goodwill and Other Intangible Assets

Goodwill consists of the cost in excess of fair value of the identifiable net assets of entities acquired in purchase business combinations.  Other intangibles include student rosters, accreditation, tradenames, non-competition agreements and curriculum acquired in purchase business combinations.  The cost of intangible assets with determinable useful lives is amortized over estimated useful lives ranging from 2 to 7 years.  Goodwill and indefinite-lived intangibles are evaluated annually for impairment and on an interim basis if events or changes in circumstances between annual tests indicate that the asset might be impaired.

Goodwill is considered impaired when the carrying amount of a reporting unit’s goodwill exceeds its implied fair value, as determined under a two-step approach.  The first step is to determine the estimated fair value of each reporting unit with goodwill.  The reporting units of the Company for purposes of the impairment test are those components of operating segment for which discrete financial information is available and segment management regularly reviews the operating results of that component. Components are combined when determining reporting units if they have similar economic characteristics.  Because the Company manages its Campus Based segment geographically, the reporting units for this segment consist of those geographic regions, Europe and Latin America, which are reviewed by their respective segment managers.  In addition, the Company’s Online Higher Education segment is another reporting unit for purposes of the impairment tests.

The Company estimates the fair value of each reporting unit by estimating the present value of the reporting unit’s future cash flows.  If the recorded net assets of the reporting unit are less than the reporting unit’s estimated fair value, then no impairment is indicated.  Alternatively, if the recorded net assets of the reporting unit exceed its estimated fair value, then goodwill is assumed to be impaired and a second step is performed.  In the second step, the implied fair value of the goodwill is determined by deducting the estimated fair value of all tangible and identifiable intangible net assets of the reporting unit from the estimated fair value of the reporting unit.  If the recorded amount of goodwill exceeds this implied fair value, an impairment charge is recorded for the excess.

The Company was first required to test goodwill for impairment upon the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (Statement 142).  Upon adoption on January 1, 2002, the Company recorded a non-cash charge of $78,634, net of income tax benefit of $7,700, which is reported as a cumulative effect of a change in accounting principle in the 2002 consolidated statement of operations.  The impairment charge relates solely to the WSI reporting units included in discontinued operations. Prior to January 1, 2002, the Company amortized goodwill over periods ranging from 15 to 35 years.  If the Company had adopted Statement 142 in 2001 and not amortized goodwill, net loss in 2001 would have decreased $13,532 and loss per share in 2001 would have decreased $0.36 to $(0.10) per share.

The impairment test for indefinite-lived assets, consisting of accreditation and tradenames, requires the determination of the fair value of the intangible asset. If the fair value of the intangible asset is less than its carrying value, an impairment loss is recognized for an amount equal to the difference. The intangible asset is then carried at its new fair value.  Fair value is generally determined by using an income approach.

Deferred Costs

Deferred costs include direct costs incurred for services to higher education institutions licensing distance learning master’s programs.  These costs are capitalized when incurred and expensed when the related revenue is recognized.

Deferred costs also include the direct cost of internally developing proprietary educational products and materials that have extended useful lives and licensed or sold to higher education institutions. These costs are capitalized and amortized over the estimated useful life of the products and materials, which approximates five years.

Impairment of Long-Lived Assets with Determinable Lives

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

Revenue Recognition

Tuition revenue is recognized ratably over the period of instruction, and is reported net of scholarships and other discounts.  Dormitory revenues are recognized over the occupancy period.  Tuition paid in advance or unpaid and unearned tuition included in accounts receivable is recorded as deferred revenue.

Revenue from the sale of educational products is generally recognized when shipped and collectibility is reasonably assured.

Direct Costs

Direct costs represent divisional costs of operations, including selling and administrative expenses that are directly attributable to specific operating units.

Advertising

The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2003, 2002 and 2001 was $50,210, $46,384, and $34,820, respectively.  Of these amounts, $14,033, $18,709, and $16,035 were included as a component of discontinued operations in 2003, 2002 and 2001, respectively.

Stock Options Granted to Employees and Non-Employees

The Company records compensation expense for all employee and director stock-based compensation plans using the intrinsic value method and provides pro forma disclosures of net income (loss) and net earnings (loss) per common share as if the fair value method had been applied in measuring stock compensation expense.  Under the intrinsic value method, stock compensation expense is defined as the difference between the amount payable upon exercise and the quoted market vaue of the underlying common stock on the date of grant or measurement date.  Any resulting compensation expense is recognized ratably over the vesting period.

The Company records compensation expense for all stock options granted to non-employees who are not directors in an amount equal to their estimated fair value at the earlier of the performance commitment date or the date at which performance is complete, determined using the Black-Scholes option pricing model.  The compensation expense is recognized ratably over the vesting period.

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility.  Because the Company’s stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.  The weighted average estimated fair values of stock options granted during fiscal years 2003, 2002, and 2001 were $7.45, $10.01, and $8.26, respectively.

The following assumptions were used in calculating pro forma stock compensation expense for the years ended December 31:

	2003	2002	2001
Risk-free interest rate	2.5%	4.0%	4.5%
Expected dividend yield	0.0%	0.0%	0.0%
Expected lives	4-6 years	4-6 years	4-6 years
Expected volatility	52.7%	51.1%	46.4%

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods.  The Company’s pro forma information is as follows for the years ended December 31:

	2003	2002	2001
Net income (loss), as reported	$46,135	$(95,943)	$(17,446)
Stock-based employee compensation expense included in net income (loss) as reported, net of tax	15,686	153	248
Stock-based employee compensation expense as if the fair value method had been applied, net of tax	(9,327)	(3,846)	(6,968)
Pro forma net income (loss)	$52,494	$(99,636)	$(24,166)

Earnings (loss) per share:
Basic - as reported	$1.10	$(2.40)	$(0.46)
Basic - pro forma	$1.25	$(2.49)	$(0.63)
Diluted - as reported	$1.05	$(2.40)	$(0.46)
Diluted - pro forma	$1.20	$(2.49)	$(0.63)

Foreign Currency Translation

The financial statements of foreign subsidiaries with a functional currency other than the U.S. dollar have been translated into U.S. dollars using the current rate method. Assets and liabilities have been translated using the exchange rates at year-end.  Income and expense amounts have been translated using the average exchange rates during the year.  Translation gains or losses resulting from the changes in exchange rates have been reported as a component of accumulated other comprehensive income (loss) included in the statements of stockholders’ equity, net of tax.

Other Comprehensive Income (Loss)

The Company displays changes to the accumulated balance of other comprehensive income (loss) in the statements of stockholders’ equity.  The components were as follows at December 31:

	2003	2002
Foreign currency translation adjustment	$22,353	$(19,030)
Unrealized loss on available-for-sale securities, net of tax	(153)	(214)
Accumulated other comprehensive income (loss)	$22,200	$(19,244)

Because deferred taxes are not provided for the unremitted earnings of foreign subsidiaries, deferred taxes are not provided for translation adjustments.

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

Impact of Recently Issued Accounting Standards

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46) and amended it in December 2003.  The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities.  FIN 46 requires variable interest entities to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both.  The provisions of FIN 46 are applicable at the end of the first interim period ending after December 15, 2003 for variable interest entities acquired before February 1, 2003 and immediately to new investments in variable interest entities made after February 1, 2003.  The Company, prior to the adoption of FIN 46, consolidated all enterprises in which it maintained a controlling financial interest.  Upon the adoption of FIN 46, the Company did not identify any investments in variable interest entities not currently consolidated and in which the Company is considered the primary beneficiary.  The Company does not believe that it has invested in any variable interest entities since February 1, 2003 in which it is the primary beneficiary.

Note 3 - Discontinued Operations

During 2003, the Company sold or abandoned its K-12 educational services businesses (“K-12”) and committed to a plan to sell WSI.  WSI is expected to be sold by the end of 2004.  Because the operations and cash flows of the business components comprising K-12 and WSI were or will be eliminated from ongoing operations as a result of the sale, abandonment or pending sale, and because the Company will not have any significant continuing involvement in the operations after the disposal transactions, these operations are classified as discontinued operations for all periods.  These transactions are summarized below.

K-12

On June 30, 2003, the Company and Educate, a company newly-formed by Apollo Management, L.P., (“Apollo”) completed the sale to Educate of substantially all of the Company’s K-12 segment, including eSylvan Inc. and Connections Academy, Inc., which were investments previously held by Sylvan Ventures (“Principal K-12 Disposal Group”).  The consideration for the sale of the assets comprising the Principal K-12 Disposal Group consisted of the following at closing:

•                  $108,770 cash plus deferred payments of $3,000.

•                  A subordinated note in the face amount of $55,000, bearing interest at 12% per annum and maturing in 2009, with an estimated fair value of  $41,552 as of June 30, 2003.

•                  The surrender of the Company’s outstanding convertible debentures held by Apollo Management, with a face value of approximately $50,569.

•                  The assumption of trade accounts payable of the Principal K-12 Disposal Group, and other specified liabilities

•                  Apollo’s preferred interest in Sylvan Ventures.

The subordinated note was recorded net of a $13,448 discount, the difference between the face value and the present value of the note discounted at an imputed interest rate of 18%.  At December 31, 2003, the balance of the unamortized discount on the subordinated note was $13,008.  The imputed interest rate is management’s estimate of the interest rate Educate and an independent lender would have negotiated in a similar transaction.

Additionally, the Company is entitled to up to $10,000 of additional consideration if Connections Academy exceeds specified levels of earnings prior to December 31, 2007.  In addition, the final sales price is subject to adjustment for changes in working capital as provided for in the agreement.  The transaction resulted in the elimination of various consent and governance rights that had been held by Apollo.  Apollo’s representation on the Company’s Board of Directors was reduced from two board seats to one.

The transactions were negotiated and approved by a committee of Sylvan’s Board of Directors composed solely of independent directors.  Credit Suisse First Boston LLC and U.S. Bancorp Piper Jaffray, Inc. were financial advisors to the committee of independent directors.

As a result of the disposal transaction, the Company recorded a $71,752 gain, net of income tax expense of $39,194, from the disposition in 2003, representing the difference between the carrying value of the net assets sold and net proceeds received upon sale.

The remaining K-12 assets consist of the Sylvan Learning Center operations in the United Kingdom and France.  During the fourth quarter of 2003, the Company made the decision to shut down the operations of the Sylvan Learning Center operations in the United Kingdom. By December 31, 2003 all operations were terminated, the property leases were cancelled and the Company was in the process of dissolving the corporation.  In the first quarter of 2004, the Company completed the sale of the Sylvan Learning Center operations in France for contingent consideration. The Company recorded a loss on disposal of discontinued operations of $8,273, net of income tax benefit of $4,425, related to the write-off of the net assets of the UK/France Disposal Group during the year ended December 31, 2003.

WSI Business

During the second quarter of 2003, management committed to a plan to dispose of its WSI business.  The WSI business owns and operates English-language learning centers in four countries and is a master franchisor of English language learning centers in 21 countries.  The Company expects to sell WSI in 2004.

The expected net proceeds were estimated based on an evaluation of the future estimated operating cash flows and the advice of independent investment advisors.  During the year ended December 31, 2003, the Company recorded a loss of $20,777, net of income tax benefit of $1,698 which represents the difference between the expected proceeds upon sale and the book value of the net assets.  The tax benefit of $1,698 on the expected loss on sale or disposition of WSI may vary from the final tax benefit realized.  The final tax benefit will depend on the structure of the sale or disposal of the WSI entities in the various countries that they conduct operations.  The loss of $20,777 includes a $7,402 loss related to the reversal of the accumulated foreign currency translation adjustment.

In June 2002, the Company sold the portion of WSI that is located in Spain (“WSI Spain”).  As a result of the fiscall 2002 sale, the Company recognized an impairment charge of $14,209, net of income tax benefit of $6,035 in fiscal 2002 related to WSI Spain.  This loss was included in loss on disposal of discontinued operations in the consolidated statements of operations.

Sylvan Prometric

On March 3, 2000, the Company sold its computer-based testing division, Sylvan Prometric (“Prometric”) for approximately $775,000 in cash.  The gain on the disposition recognized in 2000 was approximately $228,454, net of income taxes of $136,800.  In 2002, the Company adjusted the gain by recording a loss of $1,743, net of income taxes of $1,162.  The adjustment to the recorded gain resulted from the settlement of the working capital provision of the sales agreement and the Company’s agreement to pay certain professional fees of the buyer associated with the filing of tax returns and statutory audits related to Prometric.

Summarized Financial Information of Discontinued Operations

Summarized operating results from the discontinued operations included in the Company’s statement of operations were as follows for the year ended December 31:

	Principal K-12 Group			UK/France Group		WSI Group
	2003	2002	2001	2003	2002	2003	2002	2001
Revenues	$129,032	$218,391	$185,019	$967	$221	$57,069	$49,384	$55,737
Pre-tax income (loss) from discontinued operations	$14,719	$16,539	$20,033	$(3,069)	$(2,653)	$(9,321)	$(5,020)	$25

Assets and liabilities of the discontinued operations at December 31, are as follows:

	Principal K-12 Group	UK/France Group	WSI Group
	2002	2002	2003	2002
Current assets	$41,527	$795	$37,348	$32,972
Property and equipment, net	26,326	896	8,577	8,994
Goodwill	71,705	9,035	14,276	17,111
Other assets	9,468	113	11,713	9,987
Current liabilities	(30,134)	—	—	—
Long-term liabilities	(514)	—	—	—
Net assets of discontinued operations	$118,378	$10,839	$71,914	$69,064

The accompanying balance sheets at December 31, 2003 and December 31, 2002 classifies the assets and liabilities of the asset disposal groups based on the probable timing of sales proceeds. The liabilities of WSI are not included in the WSI disposal group above because it is not certain that the future buyer of WSI will assume those liabilities.

Note 4 - Acquisitions

During each of the years presented, the Company acquired certain businesses accounted for using the purchase method of accounting.  A portion of the purchase prices for these businesses was allocated to identifiable tangible and intangible assets and assumed liabilities based on estimated fair values at the dates of acquisition.  Any excess purchase price was allocated to goodwill.  Certain acquisitions require the payment of contingent amounts of purchase consideration if specified operating results are achieved in periods subsequent to the acquisition date.  Upon the resolution of these contingent payments, the Company records as goodwill any additional consideration owed to the sellers. The results of operations of the acquired businesses are included in the accompanying consolidated financial statements commencing on the date of acquisition.

2003 Acquisitions

Universidad Nacional Andres Bello (UNAB)

Effective May 30, 2003, the Company acquired an 80% interest in Universidad Nacional Andres Bello (“UNAB”), a comprehensive university located in Chile, and Avademia de Idiomas y Estudios Profesionales (“AIEP”), a technical/vocational institute located in Chile, from local Chilean investors.  The cash purchase price of $37,821 includes cash payments to the seller of  $34,085 and transaction costs of $3,736.  The purchase price was allocated to acquired assets totaling $118,257 and assumed liabilities of $80,436 (including bank debt of $21,300 and a seller note of $21,300).  The acquisition allows the Company to provide additional product offerings and greater access to post secondary education to other market segments in Chile.  In addition, this acquisition broadens the Company’s student population, allowing for better utilization of existing management infrastructure in Chile.

Current assets	$36,454
Property and equipment	8,673
Intangible assets not subject to amortization	27,520
Student roster	5,680
Goodwill	39,249
Other long-term assets	681
Total assets acquired	118,257

Current liabilities	44,963
Long-term debt	42,923
Other long-term liabilities	966
Minority interest	(8,416)
Total liabilities	80,436
Net assets acquired	$37,821

Unaudited Pro Forma Results of Operations-2003 Acquisition

The following unaudited consolidated pro forma results of operations of the Company give effect to the acquisition of UNAB assuming that it occurred on January 1, 2002.

	Year ended December 31,
	2003	2002

Revenues	$487,448	$379,746
Income from continuing operations before cumulative effect of change in accounting principle	5,208	2,466
Net income (loss)	43,256	(96,775)

Earnings (loss) per common share, diluted:
Income from continuing operations before cumulative effect of change in accounting principle	$0.12	$0.06
Net income (loss)	$0.99	$(2.42)

Other 2003 Acquisitions

The Company acquired the following entities for a total cost of $24,162, which was paid primarily in cash:

•                  Costa Rica/Panama - Goodwill of $7,709 was recognized in connection with the acquisition and assigned to the Campus Based segment.

•                  UDLA - Ecuador - No goodwill was recognized in connection with the acquisition of this affiliate previously accounted for under the equity method.  The acquisition of the additional interest was accounted for as a step acquisition.

•                  Lago de Guadalupe - Goodwill of $4,198 was recognized in connection with the acquisition and assigned to the Campus Based segment.

•                  10 WSI franchises and 4 additional centers - Goodwill of $2,665 was recognized.  The results of these operations are included in discontinued operations.

For 2003, the goodwill related to the acquisition of 3 WSI franchises and 4 additional centers located in Italy is deductible for income tax purposes.  The goodwill related to the remaining acquisitions is not deductible.

2002 Acquisitions

Walden

On February 2, 2002, Sylvan Ventures exercised its option to acquire an additional 10% ownership of common stock in Walden E-Learning, Inc. (“Walden”) for $8,000, increasing its ownership percentage in Walden to 51%.  Walden was purchased to provide distance learning capabilities by offering accredited Ph.D. and Master Degree programs to professional working adults.  Walden offers degrees in the schools of Education, Management, Psychology and Health and Human Services.  Prior to the exercise of its option, Sylvan Ventures had acquired a 41% stake in Walden for $32,800 in February 2001.  The transactions have been accounted for as a step acquisition with a total purchase price of $39,892, after subtracting previously recorded equity in net losses.

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

Universidad de Las Americas (UDLA)

Effective May 1, 2002, the Company acquired an additional 20% ownership interest in Desarrollo del Conocimiento S.A. (“Decon”), a holding company that controls and operates the UDLA, for cash of approximately $6,673.  In 2000 the Company acquired a 60% interest in UDLA.  The purchase price of the additional interest was accounted for as a step acquisition.

Glion

Effective August 1, 2002, the Company acquired for cash all of the outstanding common stock of the Glion Group, S.A., the parent company of Glion Hotel School, S.A. (“Glion”), a leading hotel management school in Switzerland. The acquisition of Glion was made mainly to acquire an additional hospitality sector university to provide economies of scale in the Company’s hospitality management sector.  This acquisition included additional campus facilities and office space within close proximity of Les Roches, the Company’s other hospitality school, to allow for manageable growth by one core management team of the entire operation. The initial purchase price totaled approximately $16,882, including acquisition costs of $1,376.  Additionally, the Company made a payment of $2,144 in August 2003 and is required to make a final payment in August 2004 which are included in the aggregate purchase price noted above.  The purchase agreement includes a provision for a possible reduction in the purchase price based on the working capital of Glion at the acquisition date.  The Company reached a settlement with the sellers in November 2002 agreeing on the adjusted payment due the sellers in August 2004 of $2,256 plus interest at the one year Swiss LIBOR rate plus 1% (1.45% as of March 1, 2004).

National Technological University (NTU)

In November 2002, Sylvan Ventures completed its acquisition of substantially all the assets and certain liabilities of the NTU and Stratys Learning Solutions, Inc. (the holding company of NTU) for cash of $7,943 and a promissory note payable of $7,500.  This note was paid in full in 2003.  NTU is a leading distance learning university accredited by the North Central Association, offering master’s degrees for students specializing in engineering, technology and management.  NTU was purchased to add the aforementioned degrees for students to the Company’s list of higher education degrees.

Summary of 2002 Acquisitions

The following table summarizes for all significant 2002 acquisitions and the estimated fair values of the assets acquired and liabilities assumed at the dates of acquisition.

	Domestic Learning Center Franchises(1)	UK and France(2)	Walden	Marbella	UDLA	Glion	NTU
Acquisition date	1/1/02	8/31/02	2/2/02	3/1/02	5/1/02	8/1/02	11/1/02
Current assets	$73	$428	$22,075	$2,583	$7,170	$5,715	$1,504
Property and equipment	1,372	723	1,431	533	4,509	47,109	997
Intangible assets not subject to amortization	—	—	30,870	—	—	—	8,000
Intangible assets subject to amortization (6 year weighted-average useful life):
Curriculum	—	—	522	—	—	—	—
Student roster	—	—	1,645	123	107	—
Non-compete agreements	—	—	—	104	44	44	—
Goodwill	13,631	9,035	—	5,986	8,540	5,326	10,596
Other long-term assets	—	37	836	—	145	122	—
Total assets acquired	15,076	10,223	57,379	9,329	20,515	58,316	21,097

Current liabilities	966	1,003	9,513	2,175	8,654	13,190	4,798
Long-term debt	—	—	—	12	4,285	25,468	813
Other long-term liabilities	—	—	—	396	—	2,776	43
Minority interest	—	—	7,974	—	903	—	—
Total liabilities	966	1,003	17,487	2,583	13,842	41,434	5,654
Net assets acquired	$14,110	$9,220	$39,892	$6,746	$6,673	$16,882	$15,443

(1)The net assets related to the Domestic Learning Center franchises were sold in June 2003.

(2)The net assets related to the UK and France acquisition were subsequently sold or abandoned.  The results of these   operations are included as discontinued operations.

Unaudited Pro Forma Results of Operations-2002 Significant Acquisitions

The following unaudited consolidated pro forma results of operations of the Company give effect to the significant 2002 acquisitions assuming that they occurred on January 1, 2001.

	Year ended December 31
	2002	2001

Revenues	$357,150	$294,558
Loss from continuing operations before cumulative effect of change in accounting principle	(1,441)	(30,379)
Net loss	(100,682)	(24,030)

Loss per common share, diluted:
Loss from continuing operations before cumulative effect of change in accounting principle	$(0.04)	$(0.80)
Net loss	$(2.51)	$(0.63)

Other 2002 Acquisitions

In 2002, the Company acquired the following entities for a total cost of $4,325, which was paid primarily in cash:

•                  Six Sylvan Learning Center franchises - Goodwill of $3,343 was recognized and assigned to the former K-12 Education Services segment.  The results of these operations are included as discontinued operations.

•                  WebEd, an online seller of professional development courses - Goodwill of $370 was recognized and assigned to the Online Higher Education segment.

•                  An additional 35% interest in EdVerify, for a total voting ownership of 68% - EdVerify is a business-to-business digital service provider that specializes in verifying the higher education enrollment and degree attainment of job candidates and credit requestors. Goodwill of $25 was recognized and assigned to the former Sylvan Ventures segment.

•                  Two Wall Street Institute franchises located in Argentina - No goodwill was recognized in connection with the acquisition.  The results of these operations are included as discontinued operations.

For 2002, the goodwill related to the Learning Center franchises, NTU and WebEd are fully deductible for tax purposes.  The goodwill related to the remaining acquisitions is not deductible.

2001 Acquisitions

Universidad Europea de Madrid (UEM)

During July 2001, the Company acquired an additional 23.75% ownership interest in Prouniversidad S.A., which owns and operates UEM for cash of $18,533, increasing its total ownership in Prouniversidad S.A. to 77.75%.  The Company previously acquired a 54% ownership interest in UEM in 1999.  The purchase of the additional interest was accounted for as a step acquisition.

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

Other Acquisitions

In 2001, the Company acquired the following entities for a total cost of $24,756, which was paid primarily in cash:

•                  Five Sylvan Learning Center franchises - Goodwill of $2,306 was recognized and assigned to the former K-12 Education Services segment.  The results of these operations are included in discontinued operations.

•                  98.8% of the common stock of École Supérieur du Commerce Extériuer (“ESCE”), a private, for-profit university in Paris, France enrolling over 1,000 students - Goodwill of $7,147 was recognized and assigned to Campus Based segment.  In December 2002, the Company sold 10% of its ownership in ESCE to an unrelated third party.

•                  OnlineLearning.net, Inc., a leading internet provider of educational services and online courses to the continuing education marketplace - Goodwill of $2,224 was recognized and assigned to Online Higher Education segment.

•                  25 Wall Street Institute franchises - Goodwill of $13,555 was recognized and assigned to Campus Based segment.  The results of these operations are included in discontinued operations.

For 2001, the goodwill related to the Learning Center franchises and OnlineLearning.net are fully deductible for tax purposes.  The goodwill related to the remaining acquisitions is not deductible.

Supplemental Cash Flow Information Related to Acquired Businesses

The following is a summary of changes to assets (other than cash), liabilities, and stockholders’ equity as a result of the acquisitions described above:

	Year ended December 31,
	2003	2002	2001
Working capital, other than cash	$(7,030)	$(19,247)	$(1,509)
Property and equipment	9,377	55,108	168
Goodwill	51,612	39,059	22,468
Other intangible assets	40,579	33,579	1,011
Other long-term assets	936	(31,613)	(1,700)
Long-term debt	(48,619)	(33,403)	(9)
Other liabilities	(970)	(11,618)	—
Minority interest	6,823	(6,499)	—
Cash purchase price, net of cash received	52,708	25,366	20,429
K-12 acquisitions included in discontinued operations	1,003	30,841	2,004
Cash purchase price per statement of cash flows	$53,711	$56,207	$22,433

Note 5 - Available-For-Sale Securities

The following is a summary of available-for-sale securities at December 31:

	2003	2002
Equity securities	$333	$241
Debt securities	16,432	18,202
Cash reserve fund and other	—	3,839
	$16,765	$22,282

At December 31, 2003, equity securities represents a common stock investment in a public company with a cost of $523 and a quoted market price of $333.  The adjustment to unrealized holding loss of $190 is a component of accumulated other comprehensive income (loss), included in the Statement of Stockholders’ Equity.  The cost of the Company’s debt securities approximates their fair value.  Aggregate maturities of debt securities are as follows:  $6,577 within 1 year and $9,855 within 2-5 years.  The investments are classified as current as the Company views its available-for-sale securities as available for use in its current operations.

Note 6– Goodwill and Other Intangible Assets

The changes in the net carrying amount of goodwill for the years ended December 31, 2003 and 2002 by reportable business segment are follows:

	Balance at December 31, 2002	Acquisitions	Sale or Disposition	Translation and Other (2)	Balance at December 31, 2003
Campus Based	$89,596	$51,156	$—	$14,054	$154,806
Online Higher Education	86,309	—		(7,554)	78,755
Other (1)	98	—	(98)		—
Corporate	187	—	(187)		—
	$176,190	$51,156	$(285)	$6,500	$233,561

	Balance at December 31, 2001	Acquisitions	Sale or Disposition	Translation and Other	Balance at December 31, 2002
Campus Based	$74,635	$17,609	$—	$(2,648)	$89,596
Online Higher Education	67,691	18,618	—	—	86,309
Other (1)	—	98	—	—	98
Corporate	187	—	—	—	187
	$142,513	$36,325	$—	$(2,648)	$176,190

(1)          Other represents the goodwill activity of the Sylvan Ventures segment which is in the process of being disbanded.

(2)          Increase in goodwill includes $1,126 related to a settled contingent payment obligation for Les Roches.  This amount is included in Campus Based Translation and Other of $14,054.  Upon the finalization of the allocation of the purchase price of NTU, $7,554 was reclassed to other intangible assets from goodwill.

The following table summarizes intangible assets as of December 31, 2003:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Subject to amortization:
Student rosters	$11,787	$(3,403)	$8,384
Non-compete agreements	954	(647)	307
Other	623	(469)	154
Not subject to amortization:
Accreditation/tradename	79,789	—	79,789
Total	$93,153	$(4,519)	$88,634

The following table summarizes intangible assets as of December 31, 2002:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Subject to amortization:
Student rosters	$4,052	$(1,054)	$2,998
Non-compete agreements	648	(556)	92
Other	1,918	(870)	1,048
Not subject to amortization:
Accreditation/tradename	32,319	—	32,319
Total	$38,937	$(2,480)	$36,457

Amortization expense for intangible assets subject to amortization was $2,247 in 2003, $1,596 in 2002, and $827 in 2001.  The estimated future amortization expense for intangible assets for each of the five years subsequent to December 31, 2003 is as follows: 2004 - $3,023; 2005 - $2,556; 2006 - $2,228; 2007 - $1,031; 2008 and beyond - $7.

As of December 31, 2003, the weighted average amortization period of total intangible assets subject to amortization is 3.3 years.  The weighted average amortization period of the student roster, non-compete agreements, and other intangibles is 3.3 years, 3.0 years, and 1.8 years, respectively.

Note 7 – Investments

Sylvan Ventures

During the first quarter of 2003, Sylvan acquired the remaining membership interests in Sylvan Ventures not owned by Sylvan or Apollo for consideration of 581 shares of common stock, which is restricted from sale for three years. These membership interests were held by investment companies, some of which are partially owned by certain executive management of the Company.  Additionally, all membership profit interests in Sylvan Ventures have been eliminated.  Upon completion of these acquisitions and the sale of the Principal K-12 Disposal Group discussed in Note 3, the Company owned all of the membership interests of Sylvan Ventures LLC.  On June 30, 2003, the Company sold several portfolio investments held by Sylvan Ventures, which were considered non-strategic assets, for contingent consideration.  For the year ended December 31, 2003, the Company recorded a loss on Sylvan Ventures assets held for sale of $8,394, primarily representing the book value of Sylvan Ventures cost basis investments in iLearning ($298) and ClubMom ($7,596).  Sylvan Ventures also wrote-off the balance of its equity method investment in Chancery Software Limited (“Chancery”) through a $6,637 charge to equity in net loss of affiliates.

Investment in Affiliates (Equity Method Investments):

Investments in and advances to affiliates consist principally of investments in common stock and preferred stock, as follows as of December 31:

	2003	Voting Interest	2002	Voting Interest
Chancery Software Limited	$—	N/A	$6,964	42%
Ilearning, Inc.	—	N/A	641	40%
Other	471	—	1,125	—
Total	$471		$8,730

Each period in the table below includes summarized financial data of iLearning and includes results of operations data of the affiliate for the entire year.

	December 31,
	2002	2001
Current assets	$881	$1,166
Other assets	1,983	2,837
Current liabilities	2,495	4,554
Long-term liabilities and other	2,474	2,553
Redeemable convertible preferred stock	—	17,786

Net sales	5,052	5,424
Gross profit	3,673	1,369
Net loss	(4,183)	(4,383)

The Company disposed of its investment in iLearning in the first quarter of 2003.  The results of iLearning from January 1, 2003 to the disposal date were not significant.

Each period in the table below includes summarized financial data of those affiliates in which Sylvan Ventures had an interest at the end of the respective period and includes results of operations data of the affiliate for the entire year.

	December 31,
	2002	2001

Current assets	$7,918	$22,010
Other assets	1,297	15,151
Current liabilities	7,949	15,362
Long-term liabilities and other	4	14,451
Redeemable convertible preferred stock	37,368	49,093

Net sales	16,794	43,021
Gross profit	9,536	27,812
Net loss	(7,492)	(99,517)

Sylvan Ventures’ equity in net losses related to the investments in affiliates for 2003, 2002, and 2001 was $7,752, $5,595 and $52,374 respectively.  The tax benefits recorded on the above losses for 2003, 2002, and 2001 were $3,697, $1,566, and $20,946, respectively.  The tax benefits vary from the 35% U.S. federal statutory rate due to the effect of state income taxes and the changes in the valuation allowance on these losses.  Under the provisions of Statement No. 142, the goodwill related to equity method investments is no longer amortized beginning in January 2002.  Prior to 2002, the goodwill was amortized primarily over a three-year period as a component of the Company’s allocable share of income or loss.  For the year ended December 31, 2001, equity in net loss of affiliates included amortization of $8,938.

Other Investments (Cost Method Investments):

Other investments consist of non-marketable investments in common and preferred stocks of private companies in which the Company does not exercise significant influence.  These investments are carried at cost unless a decline in estimated fair value is determined to be other than temporary.  Other investments consisted of the following as of December 31:

	2003	2002
Core Operating Segments:
Various	$3,288	$3,289
Sylvan Ventures Segment:
ClubMom, Inc.	—	7,596
Total	$3,288	$10,885

Realized Investment Income and Losses

The Company recognized a net realized investment loss of $8,394 in 2003, a net realized investment loss of $10,561 in 2002 and a realized investment gain of $7,900 in 2001.  The most significant transactions giving rise to these gains and losses are described below.

In 2003, as noted above, the Company recorded a loss on Sylvan Ventures assets held for sale of $8,394 million, primarily representing the book value of Sylvan Ventures cost basis investment in ClubMom ($7,596).

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

Note 8 - Long-Term Debt

Long-term debt consists of the following at December 31:

	2003	2002
Convertible debentures	$—	$95,000
Mortgage notes payable bearing interest at variable rates ranging from 2.55% to 8.5%	46,731	48,670
Notes payable secured by fixed assets, bearing interest at rates ranging from 2.95% to 3.65%	12,160	12,091
Long-term credit lines bearing interest at rates ranging from 4.12% to 14.40%	169	160
Capital lease agreements bearing interest at rates ranging from 4.75% to 12.00%	3,525	1,378
Government loans bearing interest rates ranging from 3.00% to 4.69%	3,901	3,983
Various notes payable bearing interest at fixed rates ranging from 4.87% to 8.64%	29,436	3,455
Various notes payable bearing interest at variable rates ranging from 6.60% to 6.72%	832	—
	96,754	164,737
Less: current portion of long-term debt	21,654	11,194
Total long-term debt, net of current portion	$75,100	$153,543

On June 30, 2000, the Company issued $100,000 of ten-year convertible subordinated debentures.  The debentures bore interest at a fixed rate of 5.00%, payable semi-annually, and were convertible at any time into the Company’s common stock at $15.735 per share.  The debentures were redeemable by the Company, subsequent to June 30, 2003, providing certain conditions were achieved including the average share price exceeding 150% of the conversion price.  The debentures matured on June 30, 2010.  In the first quarter of 2002, $5,000 of the debentures were converted into

318 shares of the Company’s stock.  On June 30, 2003, as partial consideration for the purchase of the Company’s Principal K-12 Disposal Group, Apollo tendered to the Company a portion of their convertible debentures with a face value of $50,569.  In July 2003, Apollo Management L.P converted their remaining portion of the Company’s convertible debentures with a face value of $29,431, into 1,870 shares of the Company’s stock at the $15.735 per share conversion price provided for in the debenture agreement.  In December 2003, the remaining convertible debentures, with a face value of $15,000, were converted into 953 shares of the Company’s stock at the $15.735 per share conversion price provided for in the debenture agreement.  Subsequent to these conversions, there are no remaining convertible debentures outstanding.

On June 30, 2003, the Company terminated its $100,000 secured revolving credit facility as a result of disposal of its K-12 business.  Effective June 30, 2003, the Company entered into a new unsecured revolving credit facility with a commercial bank in the amount of $30,000, with a  $5,000 sub-limit for standby letters of credit, which is intended for working capital purposes.  The facility expires in August 2004 and there were no borrowings outstanding at December 31, 2003.  There are no financial covenants associated with this new credit facility.  Under the old credit facility, there were no borrowings as of December 31, 2002 and the Company was in compliance with all covenants under the old facility.

The Company’s long-term debt is secured by assets with a carrying value of $174,579 at December 31, 2003.  Aggregate maturities of Company’s borrowings are as follows: 2004 - $21,654; 2005 - $11,489; 2006 - $9,652; 2007 - $8,681; 2008 - $5,534 and thereafter $39,744.

Note 9 - Due to Shareholders of Acquired Companies

Due to shareholders of acquired companies consists of the following amounts payable in cash at December 31:

	2003	2002
Amounts payable to former shareholders of Drake Prometric	$—	$3,050
Amounts payable to former shareholders of UDLA	—	2,332
Amounts payable to former shareholders of Les Roches	1,939	1,235
Amounts payable to former shareholders of Glion	2,308	4,223
Amounts payable to former shareholders of NTU	—	7,500
Amounts payable to former shareholders of UNAB	25,441	—
Amounts payable to former shareholders of UI	5,000	—
	34,688	18,340
Less: current portion of due to shareholders	4,747	8,802
Total long-term portion	$29,941	$9,538

In May 2003, the Company entered into an agreement with the prior owners of UNAB to finance a portion of the initial purchase price of UNAB.  Principal payments are due in three annual installments commencing in June 2005.  The note bears interest at 6.5% Chilean Inflation-Indexed (UF) with interest payments due quarterly commencing in August 2003.

In October 2003, the Company entered into an agreement with the prior owners of Universidad Interamericana (UI) to finance a portion of the initial purchase price of UI in the amount of $5,000.  Principal payments are due in three installments with principal payments of $500 in October 2004, $500 in October 2005 and the balance in October 2006.  The note bears interest at 6% with interest payments due quarterly commencing in January 2004.

Note 10 – Leases and Related Party Transactions

The Company conducts significant operations from leased facilities.  These facilities include the Company’s corporate headquarters and other office locations, warehouse space, and several of the Company’s higher education facilities.  The terms of substantially all of these leases are ten years or less, and generally contain renewal options.  The Company also leases certain equipment under non-cancelable operating leases, the majority of which are for terms of 36 months or less.  Future minimum lease payments at December 31, 2003, by year and in the aggregate, for continuing and discontinued operations, under all non-cancelable operating leases are as follows:

	Continuing Operations	Discontinued Operations	Total
Years ending December 31:
2004	$22,669	$7,755	$30,424
2005	21,947	1,760	23,707
2006	21,387	1,118	22,505
2007	20,762	712	21,474
2008	18,960	531	19,491
Thereafter	128,048	370	128,418
	$233,773	$12,246	$246,019

The Company has entered into sublease agreements for leased office space approximating 240,180 square feet, for an annual rental of $6,372, adjusted annually for increases in gross operating rent and related expenses.  The subleases extend from March 3, 2000 through lease expiration in December 2007.

The Company entered into lease agreements for its university campuses in Mexico with certain officers and minority owners of the Company’s Mexican university subsidiary.  The leases have an initial term of ten years with an additional two-year extension available at the Company’s option. During 2002, this lease was amended to include an additional three-year extension available at the Company’s option, for a total term of up to 15 years.  The amended lease also contains a provision for the Company, at its option, to purchase the real estate for fair market value of the property at the end of the lease term.  Fixed monthly rents are adjusted annually for inflation.  The Company recognized approximately $5,112, $4,534 and $4,090 of rent expense under these leases for the years ended December 31, 2003, 2002, and 2001, respectively.

These officers and minority shareholders also provide staffing services to UVM for four of its campuses under a contract with an open-ended term, allowing either party to cancel with a one-year written notification to the other party.  UVM incurred approximately $3.0 million of expenses for the 2003 fiscal year in connection with this contract.

During 2003, the Company entered into a lease agreement for university campuses located in Costa Rica and Panama with certain officers and former owners.  The lease has an initial term of fifteen years, with an additional five-year extension available at the Company’s option.  The lease also contains a provision for the Company, at its option, to purchase the real estate for its fair market value at any time.  Monthly rental payments are based on eight percent of net revenues for the first two years and ten percent of net revenues in the third year.  Subsequent rental payments will be adjusted for inflation.  The Company recognized approximately $147 of rent expense under this lease for the period from October 15, 2003 through December 31, 2003.

In connection with the sale of the Company’s Principal K-12 Disposal Group to Educate, the Company entered into a three-year management service agreement with Educate.  Under the terms of the agreement, Educate will provide certain support services, including, but not limited to, specified accounting, benefits, IT, human resources, purchasing and payroll services to Sylvan.  Conversely, Sylvan will provide certain support services, primarily in the areas of tax and treasury, to Educate.  The agreement requires the Company to pay a fixed fee, adjusted as appropriate based on increases to predetermined service volumes.  The net fee due to Educate on an annual basis is approximately $3,000.

Rent expense, net of sub-lease income, included in income from continuing operations for all cancelable and non-cancelable leases was approximately $21,120, $14,247, and $11,074 for the years ended December 31, 2003, 2002 and 2001, respectively.  Rent expense, net of sub-lease income, included in income from discontinued operations for all cancelable and non-cancelable leases was approximately $13,232, $18,041, and $15,834 for the years ended December 31, 2003, 2002 and 2001, respectively.

Note 11 – Contingencies

Loss Contingencies

The Company is subject to legal actions arising in the ordinary course of its business. In management’s opinion, the Company has adequate legal defenses and/or insurance coverage with respect to the eventuality of such actions and does not believe any settlement would materially affect the Company’s financial position.

Guarantees

Subsequent to the divestiture of the Principal K-12 Disposal Group, all leases related to Sylvan Learning Centers were renegotiated or assigned in the name of Educate during the third quarter of 2003.  Leases with remaining payments of

$12,550 through December 2008 are guaranteed by the Company.  Under the terms of Asset Purchase Agreement with Educate, the Company is indemnified against any losses suffered as a result of any lease guarantees.

Standby Letters of Credit

The Company has approximately $1,439 outstanding in standby letters of credit.  The Company is self-insured for health care, workers compensation, and other insurable risks up to predetermined amounts above which third party insurance applies.  The Company is contingently liable to insurance carriers under certain of these policies and has provided a letter of credit in favor of the insurance carriers for approximately $1,300.

Contingent Payments

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

Additional amounts of contingent consideration are due the sellers of UDLA based on operating results for the three years ended December 31, 2006.  No later than March 31, 2006, the Company is obligated to the sellers for an amount equal to 60% of six times (i) average EBIT for 2004 and 2005, less (ii) 2000 EBIT; this result is reduced by (iii) 42% of certain specified debt.  Assuming EBIT remains at 2003 levels for 2004 and 2005, the Company would be obligated to the sellers for approximately $40.0 million.  No later than March 31, 2007, the Company is obligated to the sellers for an amount equal to 20% of four times (i) average EBIT for 2005 and 2006; this result is reduced by (ii) 20% of certain specified debt and (iii), $6.5 million.  Assuming EBIT remains at 2003 levels for 2005 and 2006, the Company would be obligated to the sellers for approximately $8.0 million.  The Company has pledged its shares of Decon, the holding company that controls and operates UDLA, to satisfy its payment obligations to the sellers.  The Company cannot dispose of, lien or encumber the shares without the prior approval of the sellers.  Effective April 1, 2008 the sellers have the right to require the Company to purchase their remaining 20% interest in Decon for a variable purchase price based on average EBIT for certain specified periods. Effective April 1, 2009 the Company has a call right to acquire the remaining 20% interest under a similiar methodology for certain specified periods.

Effective April 1, 2009 the minority owners of UNAB and AIEP  have the right to require the Company to purchase their 20% interest for a variable purchase price based on average EBIT for certain specified periods. Effective April 1, 2009 the Company has a call right to acquire this 20% interest under a similar methodology for certain specified periods.

Note 12 - Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts and notes receivable, available-for-sale investments, accounts payable, due to shareholders of acquired companies, and short and long-term debt.  The fair value of these financial instruments approximate their carrying amounts reported in the consolidated balance sheets.

It is not practical to estimate the fair value of the Company’s cost method investments, with a carrying value of $3,288 at December 31, 2003, due to the lack of quoted market prices of the underlying securities and the inability to determine fair value without incurring excessive costs.

Note 13 – Employee Benefit Plans

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

The following table summarizes the stock option activity of the Company for the years ended December 31:

	2003		2002		2001
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	7,317	$18.53	8,231	$17.85	9,939	$17.52

Granted	2,792	8.15	694	20.97	997	18.14
Exercised	(953)	15.32	(1,106)	12.99	(1,440)	12.01
Forfeited	(1,164)	21.87	(502)	22.35	(1,265)	22.18
Outstanding at end of year	7,992	$14.80	7,317	$18.53	8,231	$17.85
Exercisable at end of year	6,500	$14.69	4,969	$17.51	5,088	$16.47

The following table summarizes information about stock options outstanding at December 31, 2003:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Number of Shares	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Life (years)
				Number of Shares	Weighted Average Exercise Prices

$3.48-$6.08	2,372	$3.98	4.9	2,082	$3.96
$6.78-$13.11	800	10.95	4.4	573	10.35
$13.55-$19.77	2,287	15.00	4.6	1,614	14.22
$21.06-$32.38	2,533	25.97	4.8	2,231	26.14
	7,992			6,500

Defined Contribution Retirement Plan

The Company sponsors a defined contribution retirement plan under section 401(k) of the Internal Revenue Code. The provisions of this plan allow for voluntary employee contributions of up to 20% of an employee’s salary, subject to certain annual limitations.  The Company may at its discretion make matching contributions, which are allocated to eligible participants. All employees are eligible after meeting certain service requirements.  The Company made discretionary contributions to this plan of $979, $833, and $742 during the years ended December 31, 2003, 2002 and 2001, respectively.

Employee Stock Purchase Plan

The Company sponsors an employee stock purchase plan that allows eligible employees to purchase shares of common stock at a 15% discount to the lower of the fair market value on the first day or the last day of the annual offering period.  Employees may authorize the Company to withhold up to 10% of their compensation during any offering period, subject to certain limitations.  During 2003, 2002, and 2001, shares totaling 40, 24, and 29 were issued under the plan at an average price of $10.55, $15.98, and $13.93, respectively.

Shares Reserved For Future Issuance

As of December 31, 2003, the Company has reserved 8,418 shares of common stock for future issuance upon the exercise of all outstanding stock options.

Stock Option Modification in the Second Quarter of 2003

In periods prior to 2003, certain members of executive management and employees of the Company were granted options under the 1998 Plan to acquire common stock of the subsidiary serving as the holding company for the Campus Based segment.  Due to the restructuring of the Company’s operations resulting from the sale of the Principal K-12 Disposal Group and non-strategic Sylvan Ventures assets, on April 1, 2003 the Company negotiated an agreement with employees holding stock options to acquire common stock of the subsidiary that provided for the exchange of these stock options for stock options to acquire common stock of Sylvan.  The result of the exchange of options did not increase the aggregate intrinsic value of the options or reduce the ratio of the exercise price per share of the options to the per share fair value of common stock on the date of exchange, as determined by independent members of the Board of Directors advised by independent valuation experts.  The exchange was accounted for as a modification of granted stock options that established a new measurement date for the purpose of determining stock compensation expense.  The Company recorded non-cash compensation expense of $21,901 in the year ended December 31, 2003 and expects to record estimated additional compensation expense of $1,898 in 2004, and an aggregate of  $197 in 2005 and 2006.

In connection with the completed sale of the Principal K-12 Disposal Group discussed more fully in Note 3, each unexpired and unexercised outstanding option to purchase shares of the Company’s common stock held by employees who were employed by Educate was modified to partially accelerate vesting and allow for exercise for up to twenty-four months following the closing. This was accounted for as a modification of granted stock options, resulting in a new measurement date for the purpose of determining stock compensation expense.  The modification resulted in estimated non-cash compensation expense of $4,058, which is equal to the intrinsic value of such options at June 30, 2003, the closing date of the sale of the Principal K-12 Disposal Group.  This expense was included in the Company’s results from discontinued operations in the consolidated statement of operations.

Restricted Stock Awards

During the year ended December 31, 2003, certain executives were granted 251 shares of common stock valued at $17.54 per share and 5 shares of common stock valued at $28.49 per share.  Non-cash compensation expense is being recognized pro-rata over the vesting periods of the shares, which does not exceed five years.  During the year ended December 31, 2003, the Company recorded non-cash compensation of $975 related to the granted shares.  The Company estimates that it will incur additional compensation expense of $954 in 2004, and an aggregate amount of  $2,602 from 2005 through 2008.

Note 14- Income Taxes

Significant components of the provision for income taxes on earnings from continuing operations for the years ended December 31 are as follows:

	2003	2002	2001
Current:
Federal	$13,390	$3,266	$5,922
Foreign	(13,745)	(10,468)	(11,177)
State	1,844	1,751	4,055
	1,489	(5,451)	(1,200)
Deferred:
Federal	$(805)	9,117	$(2,307)
Foreign	1,813	2,445	1,910
State	433	2,678	80
	1,441	14,240	(317)
Total benefit (expense)	$2,930	$8,789	$(1,517)

For the years ended December 31, 2003, 2002 and 2001, foreign income from continuing operations before income taxes was $71,023, $47,409, and $39,451, respectively.

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

	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$4,842	$134
Deferred revenue	1,006	432
Allowance for doubtful accounts	1,073	290
Deferred compensation	10,378	1,190
Equity in net losses of affiliates	37,437	21,539
Non-deductible reserves	615	715
Tax credit carryforwards	3,400	4,008
Other	558	375
Total deferred tax assets	59,309	28,683
Deferred tax liabilities:
Deferred costs	1,216	2,046
Prepaid expenses	679	1,661
Depreciation	3,937	5,341
Amortization of intangible assets	8,153	3,065
Deferred income	11,221	11,221
Other	202	185
Total deferred tax liabilities	25,408	23,519

Net future income tax benefits	33,901	5,164
Valuation allowance for net deferred tax assets	(4,345)	(1,122)
Net deferred tax assets	$29,556	$4,042

At December 31, 2003, undistributed earnings from continuing operations of non-U.S. subsidiaries totaled approximately $174,700.  Deferred tax liabilities have not been recognized for these undistributed earnings because it is management’s intention to reinvest such undistributed earnings outside of the U.S.  If all undistributed earnings were remitted to the U.S., the amount of incremental U.S. federal income taxes, net of foreign tax credits, would be approximately $32,800.

At December 31, 2003, undistributed gains on the sale of non-domestic discontinued operations totaled approximately $238,400.  Deferred tax liabilities have not been recognized for these undistributed gains because it is management’s intention to reinvest such undistributed gains outside of the United States.  If all undistributed gains were remitted to the United States, the amount of incremental United States federal income taxes, net of foreign tax credits, would be approximately $83,400.

The net operating loss carryforwards at December 31, 2003 are related to subsidiaries of the Company, and are available only to offset future taxable income of those subsidiaries.  These net operating loss carryforwards will begin to expire in 2007. The tax credit carryfowards consist of foreign tax credits that expire in 2006.

The valuation allowance relates to the uncertainty surrounding the realization of the tax benefits attributable to the net operating losses of subsidiaries of the Company that are available only to offset future taxable income of those subsidiaries.

The reconciliation of the reported income tax expense to the amount that would result by applying the U.S. federal statutory tax rate of 35% to income from continuing operations before income taxes for the years ended December 31 is as follows:

	2003	2002	2001
Tax (expense) benefit at U.S. statutory rate	$(8,216)	$(1,068)	$(4,946)
Permanent differences	(1,111)	(1,897)	(4,669)
State income tax benefit, net of federal tax effect	2,890	2,664	1,629
Tax effect of foreign income taxed at lower rate	13,227	8,462	3,855
Change in valuation allowance	(3,882)	(462)	—
Utilized tax credits	—	1,108	2,900
Other	22	(18)	(286)
Total tax benefit (expense)	$2,930	$8,789	$(1,517)

Note 15 - Earnings (Loss) Per Share

The following table summarizes the computations of basic and diluted earnings per share for the years ended December 31:

	2003	2002	2001
Numerator used in basic and diluted earnings (loss) per common share:
Income (loss) from continuing operations, before cumulative effect of change in accounting principle	$8,087	$3,298	$(23,795)
Income (loss) from discontinued operations, net of tax	(3,882)	(3,964)	6,349
Gain (loss) on disposal of discontinued operations, net of tax	41,930	(16,643)	—
Cumulative effect of change in accounting principle, net of tax	—	(78,634)	—
Net income (loss)	46,135	$(95,943)	$(17,446)

Denominator for basic earnings (loss) per share – weighted-average common shares outstanding	41,980	40,053	38,135
Net effect of dilutive stock options based on treasury stock method	1,798	—	—
Denominator for diluted earnings (loss) per share – weighted average common shares outstanding and assumed conversions	43,778	40,053	38,135

Earnings (loss) per common share, basic:
Income (loss) from continuing operations, before cumulative effect of change in accounting principle	$0.19	$0.08	$(0.62)
Income (loss) from discontinued operations, net of tax	(0.09)	(0.10)	0.16
Gain (loss) on disposal of discontinued operations, net of tax	1.00	(0.42)	—
Cumulative effect of change in accounting principle, net of tax	—	(1.96)	—
Earnings (loss) per common share	$1.10	$(2.40)	$(0.46)

Earnings (loss) per common share, diluted:
Income (loss) from continuing operations, before cumulative effect of change in accounting principle	$0.18	$0.08	$(0.62)
Income (loss) from discontinued operations, net of tax	(0.09)	(0.10)	0.16
Gain (loss) on disposal of discontinued operations, net of tax	0.96	(0.42)	—
Cumulative effect of change in accounting principle, net of tax	—	(1.96)	—
Earnings (loss) per common share	$1.05	$(2.40)	$(0.46)

Outstanding stock options and convertible debentures were not included in the computation of earnings (loss) per share for the years ended December 31, 2002 and 2001 because they were anti-dilutive.  The number of shares of common stock issuable upon the exercise of stock options and the conversion of debentures was 969 and 6,037, respectively,  as of December 31, 2002.  The number of shares of common stock issuable upon the exercise of stock options and the conversion of debentures was 1,389 and 6,355, respectively, as of December 31, 2001.

Note 16 - Business and Geographic Segment Information

The Company is focused exclusively on providing a superior higher education institution experience to over 117,000 students through a leading global network of accredited Campus Based and online higher education institutions.  On June 30, 2003, the Company sold the operations comprising its K-12 segments (“K-12 segment”) and certain investments in Sylvan Ventures that were not strategic to its post-secondary education business in a transaction more fully described in Note 3 of the consolidated financial statements. During the second quarter of 2003, management committed to a plan to dispose of its WSI business.  In connection with these transactions, the Company realigned its business segments.

The Company’s educational services are offered through two separate business segments as follows:

The Campus Based segment has five full-service higher education institutions in Mexico, Chile, Spain, and Central America, a highly specialized international business school in France, and hospitality schools (“Hospitality”) with operations in Switzerland and Spain.  Campus Based higher education institutions currently enroll approximately 101,400 full-time students and offers more than 100 degree programs through 33 campuses.  The higher education institutions primarily serve 18- to 24-year-old students and offer an education that emphasizes career-oriented fields of study with undergraduate and graduate degrees in a wide range of disciplines, including international business, hotel management, health sciences, information technology and engineering. The Company believes that the higher education institutions benefit from strong academic reputations and brand awareness and established operating histories.  Each higher education institution also has flexible, non-tenured, teaching-focused faculty and is led by an experienced local management team.

Online Higher Education offers undergraduate and graduate degree programs to working professionals through distance learning.  Sylvan’s Online Higher Education units include Canter, Walden, and NTU, which collectively offer degree programs in education, psychology, health and human services, management, engineering, and information technology.

Other represents results from Sylvan Ventures business which is being disbanded.

The Company evaluates performance and allocates resources based on operating income before corporate general and administrative expenses and income taxes. Segment operating profit (loss) is calculated as net operating profit (loss) for operating segments.

The following table sets forth information on the Company’s reportable segments for the years ended December 31:

2003	Campus Based	Online Higher Education	Other
Revenues	$376,088	$95,815	$903
Segment profit (loss)	64,103	13,288	(2,975)
Segment assets	744,058	213,214	3,828
Long-lived assets	350,784	8,483	—
Depreciation and amortization	20,862	5,223	228

2002	Campus Based	Online Higher Education	Other
Revenues	$261,265	$74,343	$395
Segment profit (loss)	34,634	9,053	(7,001)
Segment assets	437,383	181,790	23,914
Long-lived assets	255,522	7,309	418
Depreciation and amortization	13,126	3,806	43

2001	Campus Based	Online Higher Education	Other
Revenues	$200,201	$44,328	$—
Segment profit (loss)	25,846	9,104	(9,211)
Segment assets	288,506	99,139	64,772
Long-lived assets	145,640	4,776	70
Depreciation and amortization	12,403	5,402	33

The following tables reconcile the reported information on segment profit and assets to loss before income taxes and cumulative effect of change in accounting principle and total assets reported in the statements of operations and balance sheets for the years ended December 31:

	2003	2002	2001
Total profit for reportable segments	$74,416	$36,686	$25,739
Core operating general and administrative expense	(17,774)	(21,318)	(22,003)
Non-cash compensation expense	(23,050)	(1,046)	—
Net non-operating expenses	(10,114)	(11,271)	10,394
Income (loss) from continuing operations before income taxes, minority interest, equity in net income (loss) of affiliates and cumulative effect of change in accounting principle	$23,478	$3,051	$14,130

	2003	2002	2001
Total assets for reportable segments	$961,100	$643,087	$452,417
Unallocated corporate assets	116,900	95,795	160,747
Assets of discontinued operations	71,914	228,929	296,027
Total assets	$1,149,914	$967,811	$909,191

	2003	2002	2001
Total long-lived assets for reportable segments	$359,267	$263,249	$150,486
Unallocated corporate long-lived assets	6,583	9,987	9,652
Total long-lived assets	$365,850	$273,236	$160,138

	2003	2002	2001
Total depreciation and amortization for reportable segments	$26,313	$16,975	$17,838
Corporate depreciation and amortization	1,626	3,329	3,613
Depreciation and amortization of discontinued operations	2,982	10,733	16,517
Total depreciation and amortization	$30,921	$31,037	$37,968

Revenue and long-lived assets information of continuing operations by geographic area for the years ended December 31 is as follows:

	2003	2002	2001
Revenues
United States	$96,718	$74,738	$44,328
Mexico	150,121	133,577	112,554
Chile	97,585	35,834	24,026
Spain	76,831	60,328	48,370
Other foreign countries	51,551	31,526	15,251
Consolidated total	$472,806	$336,003	$244,529

Long-Lived Assets
United States	$16,050	$18,802	$14,586
Mexico	76,628	45,618	29,208
Chile	57,774	25,187	15,989
Spain	111,161	93,048	71,369
Switzerland	102,295	90,231	28,731
Other foreign countries	1,942	350	255
Consolidated total	$365,850	$273,236	$160,138

Revenues are attributed to countries based on the location of the customer.

Note 17 - Supplemental Cash Flow Information

Cash flow information for the Company reflects the total cash flows including continuing operations and discontinued operations.

Interest payments were approximately $8,240, $7,395, and $9,701 for the years ended December 31, 2003, 2002 and 2001, respectively. Income tax payments were $49,065, $4,277, and $93,680 for the years ended December 31, 2003, 2002, and 2001, respectively.

Note 18 - Quarterly Financial Data (Unaudited)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods.  All periods’ results have been restated to separately disclose discontinued operations.  Summarized operating data is as follows:

	Quarter Ended
2003	March 31	June 30	September 30	December 31

Revenues	$95,324	$116,242	$106,327	$154,913
Direct costs	97,214	127,361	95,421	119,218
Operating income (loss)	(1,890)	(11,119)	10,906	35,695
Income (loss) from continuing operations before cumulative effect of change in accounting principle	(13,032)	(13,232)	5,770	28,581
Income (loss) from discontinued operations, net of tax	2,283	(557)	(345)	(5,263)
Income (loss) on disposal of discontinued operations, net of tax	(5,217)	44,640	—	2,507
Income (loss) before cumulative effect of change in accounting principle	(15,966)	30,851	5,425	25,825
Net income (loss)	$(15,966)	$30,851	$5,425	$25,825

Income (loss) per common share, basic:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$(0.32)	$(0.32)	$0.14	$0.65
Income (loss) from discontinued operations	0.06	(0.01)	(0.01)	(0.12)
Income (loss) on disposal of discontinued operations	(0.13)	1.08	0.00	0.06
Net income (loss)	$(0.39)	$0.75	$0.13	$0.59

Income (loss) per common share, diluted:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$(0.32)	$(0.32)	$0.13	$0.60
Income (loss) from discontinued operations	0.06	(0.01)	(0.01)	(0.11)
Income (loss) on disposal of discontinued operations	(0.13)	1.08	0.00	0.05
Net income (loss)	$(0.39)	$0.75	$0.12	$0.54

Shares used in computation, basic:	40,477	41,164	42,637	43,785
Shares used in computation, diluted:	40,477	41,164	46,635	47,130

On June 30, 2003, the Company sold the its K-12 Disposal Group and sold certain investments in Sylvan Ventures that are not strategic to its post-secondary education business in a transaction more fully described in Note 3 to the consolidated financial statements.  In addition, during the second quarter of 2003, management committed to a plan to dispose of its WSI business.  The operations of the Company’s disposal group comprising its WSI operations, including the Spanish operations of WSI which were sold in July 2002, are classified as discontinued operations. The quarterly financial data has been presented to reflect the sale of the K-12 and WSI segments as discontinued operations for all periods presented.

During 2003, the Company recorded a non-cash stock compensation expense of $21,901. In periods prior to 2003, certain members of executive management and employees of the Company were granted options under the 1998 plan to acquire common stock of the subsidiary serving as the holding company for the Campus Based segment.  Due to the restructuring of the Company’s operations resulting from the sale of the Principal K-12 Disposal Group and non-strategic Sylvan Ventures assets, on April 1, 2003 the Company negotiated an agreement with employees holding stock options to acquire common stock of the subsidiary that provided for the exchange of these stock options for stock options to acquire common stock of Sylvan.  The result of the exchange of options did not increase the aggregate intrinsic value of the options or reduce the ratio of the exercise price per share of the options to the per share fair value of common stock on the date of exchange, as determined by independent members of the Board of Directors advised by independent valuation experts.  The exchange was accounted for as a modification of granted stock options that established a new measurement date for the purpose of determining stock compensation expense.

During the quarter ended March 31, 2003, the Company recorded a loss of $7,158 related to the write-off of its equity basis  investment in Chancery.  During the quarter ended June 30, 2003, the Company recorded a gain on the sale of its K-12 segment of $71,752, net of tax expense of $39,194; a loss of $8,273, net of tax benefit of $4,425, related to the write-off of the United Kingdom and France net assets; and a loss of $20,777, net of tax benefit of $1,698, related to the write-down of WSI  net assets in anticipation of the sale.  In addition, the Company’s cost basis investment in ClubMom was sold on June 30, 2003 for contingent consideration for a loss of $7,596.

The projected effective tax rate for the year changed each quarter throughout fiscal year 2003 due to changes in the mix of earnings and losses between different tax jurisdictions, the establishment of valuation allowances against net operating losses of certain subsidiaries, the effect of non-cash compensation expense, and the mid-year reclassification of WSI to discontinued operations.

	Quarter Ended
2002	March 31	June 30	September 30	December 31

Revenues	$70,642	$85,158	$72,021	$108,182
Direct costs	71,772	79,179	73,318	97,412
Operating income (loss)	(1,130)	5,979	(1,297)	10,770
Income (loss) from continuing operations before cumulative effect of change in accounting principle	(1,995)	3,694	(3,823)	5,422
Income from discontinued operations, net of tax	1,575	2,432	1,134	(9,105)
Loss on disposal of discontinued operations, net of tax	—	(11,209)	(3,000)	(2,434)
Loss before cumulative effect of change in accounting principle	(420)	(5,083)	(5,689)	(6,117)
Cumulative effect of change in accounting principle	(78,634)	—	—	—
Net loss	$(79,054)	$(5,083)	$(5,689)	$(6,117)

Income (loss) per common share, basic and diluted:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$(0.05)	$0.09	$(0.09)	$0.13
Income (loss) from discontinued operations, net of tax	0.04	0.06	0.02	(0.22)
Loss on disposal of discontinued operations, net of tax	—	(0.28)	(0.07)	(0.06)
Cumulative effect of change in accounting principle, net of tax	(1.97)	—	—	—
Net loss	$(1.98)	$(0.13)	$(0.14)	$(0.15)

Shares used in computation, basic and diluted:	39,421	40,110	40,331	40,329

During the quarter ended March 31, 2002, in accordance with Statement No. 142, the Company recorded a non-cash charge of $78,634, net of income tax benefit of $7,700 which is included as a cumulative effect of a change in accounting principle (see Note 6).  During the quarter ended September 30, 2002, the Company recorded a loss of $7,359 related to the write-off of its investment in and advances to the Frontline Group (see Note 7). During the quarter ended December 31, 2002, the Company recorded the following non-cash charges: $731 of losses related to guarantees of Caliber leases (See Note 7); and $3,533 write-off of deferred costs related to the terminated initial public offering of the Campus Based segment and one terminated Campus Based acquisition.  In addition, in the fourth quarter the results from discontinued operations include a non-cash charge of $11,484 related to the write-off of the investment in and advances to Sylvan Spain, a franchisor of  Sylvan Learning Centers in Spain.  Also, During the quarter ended December 31, 2002, the Company recorded a loss on sale of discontinued operations of  $2,434, net of income tax benefit of $1,597 related to the sales of Prometric and Aspect.

Earnings per share are computed independently for each of the quarters presented.  Therefore, the sum of the quarterly net earnings per share will not necessarily equal the total for the year.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in accountants, disagreements, or other events requiring disclosure under this Item.

Item 9A.  Controls and Procedures

The Company’s management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in SEC Rules 13a –14 and 15d-14) as of December 31, 2003.  Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Annual Report on Form 10-K has been appropriately recorded, processed, summarized and reported.

Based on that evaluation, the Company’s principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

The Company’s management, including the principal executive and principal financial officers, has evaluated any changes in the internal controls over financial reporting that occurred during the quarterly period ended December 31, 2003, and has concluded that there was no change that occurred during the quarterly period ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting.

PART III.

Item 10.  Directors and Executive Officers of Sylvan Learning Systems, Inc.

Information required by this item is incorporated by reference to the information to be set forth under the caption “Election of Sylvan Directors” in the Proxy Statement relating to the 2004 Annual Meeting of Stockholders which will be filed on or before April 30, 2004.

The Company has adopted a Code of Business Conduct and Ethics for Directors and Employees (Code of Ethics), including the principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions.  Copies of the Code of Ethics are available free of charge by writing to Investor Relations at 1001 Fleet Street, Baltimore, Maryland 21202.  Any waivers of the Code of Ethics must be approved, in advance, by the full Board of Directors.  Any amendments to, or waivers from the Code of Ethics must be approved, in advance, by the full Board of Directors.  Any amendments to, or waivers from the Code of Ethics that apply to executive officers and directors will be posted on the “Corporate Governance” section of our Internet website located at www.sylvan.net.

Item 11.  Executive Compensation

Information required by this item is incorporated by reference to the information to be set forth under the caption “Compensation of Executive Officers and Directors” in the Proxy Statement relating to the 2004 Annual Meeting of Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information required by this item is incorporated by reference to the information to be set forth under the caption “Stock Ownership of Certain Beneficial Owners, Directors and Management” in the Proxy Statement relating to the 2004 Annual Meeting of Stockholders.

Item 13.  Certain Relationships and Related Transactions

Information required by this item is incorporated by reference to the information to be set forth under the caption “Certain Relationships and Related Transactions” in the Proxy Statement relating to the 2004 Annual Meeting of Stockholders.

Item 14.  Principal Accountant Fees and Services

Information required by this item is incorporated by reference to the information to be set forth under the caption “Principal Accountant Fees and Services” in the Proxy Statement relating to the 2004 Annual Meeting of Stockholders.

PART IV.

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)          The following documents are filed as a part of this report:

1.              Financial Statements

The response to this portion of Item 15 is contained in a separate section of this Report.

2.              Financial Statement Schedules

The following consolidated financial statement schedule of Sylvan Learning Systems, Inc. and subsidiaries are included in Item 15(a):

Schedule II Valuation and qualifying accounts.

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(b)         Reports on Form 8-K:

On October 23, 2003, the Company filed a Current Report on Form 8-K furnishing under Item 12 — Disclosure of Results of Operations and Financial Condition, its third quarter earnings release.

3.              Exhibits

(a)          Exhibits:

Exhibit Number	Description
23.01	Consent of Ernst & Young LLP with respect to Consolidated Financial Statements of Sylvan Learning Systems, Inc.
23.02	Consent of PricewaterhouseCoopers LLP with respect to Consolidated Financial Statements of Chancery Software Ltd.
31.01	Certification of Douglas L. Becker pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of Sean R. Creamer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification of Douglas L. Becker pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02	Certification of Sean R. Creamer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 12, 2004.

SYLVAN LEARNING SYSTEMS, INC.
(Registrant)

By:	/s/Douglas L. Becker
Douglas L. Becker
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on March 12, 2004.

Signature	Capacity

/s/Douglas L. Becker	Director, Chairman of the Board
Douglas L. Becker	and Chief Executive Officer

/s/Sean R. Creamer	Senior Vice President
Sean R. Creamer	and Chief Financial Officer

/s/ R. Christopher Hoehn-Saric	Director
R. Christopher Hoehn-Saric

/s/James H. McGuire	Director
James H. McGuire

/s/Laurence M. Berg	Director
Laurence M. Berg

/s/Richard W. Riley	Director
Richard W. Riley

/s/David A. Wilson	Director
David A. Wilson

/s/John A. Miller	Director
John A. Miller

/s/Wolf H. Hengst	Director
Wolf H. Hengst

/s/R. William Pollock	Director
R. William Pollock

Schedule II

Sylvan Learning Systems, Inc.

Valuation and Qualifying Accounts

(in thousands)

		Additions
Description	Balance at Beginning of Period	Charges to Costs and Expenses	Charges to Other Accounts (1)	Deductions	Balance at End of Period
Year Ended December 31, 2002
Allowance for doubtful accounts	$3,543	3,461	598	(1,663)	$5,939
Deferred tax asset valuation account	$—	1,122	—	—	$1,122

Year Ended December 31, 2003
Allowance for doubtful accounts	$5,939	8,233	7,477	(6,099)	$15,550
Deferred tax asset valuation account	$1,122	4,217	—	(994)	$4,345

(1) For the year ended December 31, 2002, other charges consist of reserve acquired through purchase acquisition.  For the year ended December 31, 2003, other charges consist of reserves acquired through purchase acquisitions of $5,823 and foreign currency translation of $1,654.