Form 10-Q
period 2004-03-31
SYLVAN LEARNING SYSTEMS INC
filed 2004-05-07
CIK 912766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarter ended March 31, 2004 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number      0-22844

SYLVAN LEARNING SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Maryland	52-1492296
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1001 Fleet Street, Baltimore, Maryland	21202
(Address of principal executive offices)	(Zip Code)

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

The registrant had 45,148,080 shares of Common Stock outstanding as of May 3, 2004.

SYLVAN LEARNING SYSTEMS, INC.

i

SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollar and share amounts in thousands, except per share data)

	March 31, 2004	December 31, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$114,294	$92,145
Available-for-sale securities	337	16,765

Receivables:
Accounts receivable	104,389	90,636
Notes receivable	72,892	44,240
Other receivables	6,831	7,366
	184,112	142,242
Allowance for doubtful accounts	(14,360)	(15,550)
	169,752	126,692

Inventory	4,084	3,375
Deferred income taxes	930	—
Income tax receivable	16,542	16,542
Prepaid expenses and other current assets	17,542	14,338
Total current assets	323,481	269,857

Notes receivable from related party, net of discount of $13,731 and $14,024 at March 31, 2004 and December 31, 2003, respectively	43,448	43,155

Property and equipment:
Land	67,057	68,441
Buildings	182,126	179,911
Construction in-progress	27,461	30,578
Furniture, computer equipment and software	115,120	110,852
Leasehold improvements	42,183	39,824
	433,947	429,606
Accumulated depreciation and amortization	(69,623)	(63,756)
	364,324	365,850
Intangible assets:
Goodwill	246,033	233,561
Other intangible assets, net of accumulated amortization of $5,221 and $4,519 at March 31, 2004 and December 31, 2003, respectively	89,030	88,634
	335,063	322,195

Deferred income taxes	29,743	29,760
Deferred costs, net of accumulated amortization of $7,357 and $6,663 at March 31, 2004 and December 31, 2003, respectively	11,641	11,901
Other assets	35,241	35,282
Assets of discontinued operations	73,320	71,914
Total assets	$1,216,261	$1,149,914

	March 31, 2004	December 31, 2003
	(Unaudited)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$38,098	$33,992
Accrued expenses	85,801	76,080
Income tax payable	18,968	20,346
Current portion of long-term debt	24,565	21,654
Due to shareholders of acquired companies	2,868	4,747
Deferred revenue	214,158	152,922
Deferred income tax	—	204
Other current liabilities	1,584	3,022
Total current liabilities	386,042	312,967

Long-term debt, less current portion	68,138	75,100
Due to shareholders of acquired companies, less current portion	29,057	29,941
Other long-term liabilities	16,245	16,765
Total liabilities	499,482	434,773

Commitments and contingent liabilities	—	—

Minority interest	47,995	45,991

Stockholders’ equity:
Preferred stock, par value $.01 per share – authorized 10,000 shares, no shares issued and outstanding as of March 31, 2004 and December 31, 2003	—	—
Common stock, par value $.01 per share – authorized 90,000 shares, issued and outstanding shares of 45,251 and 44,984 as of March 31, 004 and December 31, 2003, respectively	453	450
Additional paid-in capital	359,405	353,522
Retained earnings	292,594	292,978
Accumulated other comprehensive income	16,332	22,200
Total stockholders’ equity	668,784	669,150

Total liabilities and stockholders’ equity	$1,216,261	$1,149,914

See accompanying notes to financial statements

SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Dollar and share amounts in thousands, except per share data)

	Three months ended March 31,
	2004	2003
	(Unaudited)
		(as restated - Note 3)
Revenues
Core operating segments	$132,156	$94,889
Sylvan Ventures	—	435
Total revenues	132,156	95,324

Costs and expenses
Direct costs:
Core operating segments	122,563	88,600
Sylvan Ventures	—	1,468
General and administrative expenses:
Core operating segments	5,289	5,794
Sylvan Ventures	—	976
Non-cash stock compensation expense	712	175
Total costs and expenses	128,564	97,013

Operating income (loss)	3,592	(1,689)

Other income (expense)
Investment and other income	2,798	384
Interest expense	(1,558)	(2,378)
Sylvan Ventures investment loss	—	(8,394)
Gain on sale of investment	504	—
Foreign currency exchange gain (loss)	360	(69)
	2,104	(10,457)
Income (loss) from continuing operations before income taxes, minority interest, and equity in net income (loss) of affiliates	5,696	(12,146)
Income tax benefit (expense)	(707)	5,038
Minority interest in (income) loss of consolidated subsidiaries, net of tax:
Sylvan Ventures	—	487
Other	(2,474)	(1,749)
	(2,474)	(1,262)
Equity in net income (loss) of affiliates, net of tax:
Sylvan Ventures	—	(4,501)
Other	(8)	40
	(8)	(4,461)
Income (loss) from continuing operations	2,507	(12,831)
(Loss) income from discontinued operations, net of income tax expense of $186 in 2004 and $1,655 in 2003	(2,891)	2,082
Loss on disposal of discontinued operations, net of income tax expense of $7,425 in 2003	—	(5,217)

Net loss	$(384)	$(15,966)

Earnings (loss) per common share, basic:
Income (loss) from continuing operations	$0.06	$(0.32)
Net loss	$(0.01)	$(0.39)

Earnings (loss) per common share, diluted:
Income (loss) from continuing operations	$0.05	$(0.32)
Net loss	$(0.01)	$(0.39)

See accompanying notes to financial statements.

SYLVAN LEARNING SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

	Three months ended March 31,
	2004	2003
	(Unaudited)
Operating activities
Net loss	$(384)	$(15,966)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of fixed assets	7,038	8,382
Amortization	1,488	711
Loss on disposal of discontinued operations	—	5,217
Non-cash stock compensation expense - continuing operations	712	175
(Gain) loss on investments	(504)	8,394
Other non-cash items	463	1,406
Minority interest in consolidated subsidiaries	2,474	1,262
Equity in net loss of affiliates	8	7,436
Deferred income taxes	(660)	(2,422)
Changes in operating assets and liabilities:
Receivables	(48,720)	(17,771)
Inventory, prepaid expenses and other current assets	(3,768)	(1,644)
Accounts payable and accrued expenses	7,370	4,525
Income taxes payable	7	(4,189)
Deferred revenue and other current liabilities	55,775	17,029
Net cash provided by operating activities	21,299	12,545

Investing activities
Purchase of available-for-sale securities	(8)	(9,519)
Proceeds from sale or maturity of available-for-sale securities	16,446	8,287
Investment in and advances to affiliates and other investments	—	(331)
Purchase of property and equipment, net	(12,631)	(9,414)
Proceeds from sale of investments	2,175	—
Cash paid for acquisitions, net of cash acquired	(4,784)	—
Payment of contingent consideration for prior period acquisitions	(1,349)	(1,714)
Expenditures for deferred contract costs	(1,212)	(1,158)
Increase in other assets	(143)	(3,374)
Net cash used in investing activities	(1,506)	(17,223)

Financing activities
Proceeds from exercise of options	3,396	90
Proceeds from issuance of common stock	151	—
Proceeds from issuance of long-term debt	20,487	564
Payments on long-term debt	(22,606)	(2,626)
Cash received from minority interest members in Sylvan Ventures	—	829
Change in long-term liabilities	1,647	(58)
Net cash provided by (used in) financing activities	3,075	(1,201)
Effects of exchange rate changes on cash	1,211	234

Net change in cash and cash equivalents	24,079	(5,645)
Cash and cash equivalents at beginning of quarter	98,388	104,685
Cash and cash equivalents at end of quarter	$122,467	$99,040

Cash and cash equivalents classified as:
Continuing operations	$114,294	$87,446
Discontinued operations	8,173	11,594
Cash and cash equivalents at end of quarter	$122,467	$99,040

See accompanying notes to financial statements.

Sylvan Learning Systems, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollar and share amounts in thousands, except per share amounts)

March 31, 2004

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.  The traditional semester programs in the education industry, with a summer break, result in large seasonality in the operating results of Sylvan Learning Systems, Inc. (the “Company”).  The consolidated balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Sylvan Learning Systems, Inc. (the “Company” or “Sylvan”) is focused exclusively on providing a superior higher education experience to over 131,000 students through the leading global network of accredited campus-based and online higher education institutions (“higher education institutions”).

The Company’s educational offerings are offered through two separate business segments: a campus-based university segment (“Campus Based”) and an online segment (“Online Higher Education”).  The Campus Based segment owns or maintains controlling interests in nine separately accredited higher education institutions with locations in Mexico, Chile, Spain, Switzerland, France, Ecuador, Panama and Costa Rica. The Online Higher Education segment provides career-oriented degree programs to working adult students through Canter and Associates (“Canter”), Walden E-Learning, Inc. (“Walden”), National Technological University (“NTU”), and KIT eLearning BV (“KIT”).

The Sylvan Ventures business was disbanded.

Certain amounts previously reported for 2003 have been reclassified to conform to 2004 presentation.

As a result of the sale of the operations comprising its principal K-12 segment, the Company is required to change its corporate name and NASDAQ symbol by June 2004.

Note 2 – Accounting Policies

Stock Options Granted to Employees and Non-Employees

The Company records compensation expense for all employee and director stock-based compensation plans using the intrinsic value method and provides pro forma disclosures of net income (loss) and net earnings (loss) per common share as if the fair value method had been applied in measuring stock compensation expense.  Under the intrinsic value method, stock compensation expense is defined as the difference between the amount payable upon exercise and the quoted market value of the underlying common stock on the date of grant or measurement date.  Any resulting compensation expense is recognized ratably over the vesting period.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods.  The Company’s pro forma information is as follows for the three months ended :

	March 31,
	2004	2003
Net loss, as reported	$(384)	$(15,966)
Stock-based employee compensation expense included in net income as reported, net of tax	424	105
Stock-based employee compensation expense as if the fair value method had been applied, net of tax	(1,094)	(103)
Pro forma net loss	$(1,054)	$(15,964)

Loss per share, basic:
As reported	$(0.01)	$(0.39)
Pro forma	$(0.02)	$(0.39)

Loss per share, diluted:
As reported	$(0.01)	$(0.39)
Pro forma	$(0.02)	$(0.39)

Note 3 – Discontinued Operations

During 2003, the Company sold or abandoned its K-12 educational services businesses (“K-12”), committed to a plan to sell its Wall Street Institute (“WSI”) business, and during 2004 terminated its program in India.  WSI is expected to be sold by the end of 2004.  Because the operations and cash flows of the business components comprising K-12, WSI, and India were or will be eliminated from ongoing operations as a result of the sale, abandonment or pending sale, and because the Company will not have any significant continuing involvement in the operations after the disposal transactions, these operations are classified as discontinued operations for all periods.

K-12

On June 30, 2003, the Company and Educate, Inc. (“Educate”), a company newly-formed by Apollo Management, L.P., (“Apollo”) completed the sale to Educate of substantially all of the Company’s K-12 segment, including eSylvan Inc. and Connections Academy, Inc., which were investments previously held by Sylvan Ventures (“Principal K-12 Disposal Group”).

WSI Business

During the second quarter of 2003, management committed to a plan to dispose of its WSI business.  The WSI business owns and operates English-language learning centers in four countries and is a master franchisor of English language learning centers in 21 countries.  The Company expects to sell WSI in 2004.

Other

During the quarter ended March 31, 2003, the Company recorded a loss on disposal of discontinued operations of $8,273, net of income tax benefit of $4,425, related to the write-off of the net assets of the Sylvan Learning Center operations in the United Kingdom and France (“UK/France Disposal Group”).  During the fourth quarter of 2003, the Company made the decision to shut down the operations of the Sylvan Learning Center operations in the United Kingdom. By December 31, 2003 all operations were terminated, the property leases were cancelled and the Company was in the process of dissolving the corporation.  In the first quarter of 2004, the Company completed the sale of the Sylvan Learning Center operations in France for solely contingent consideration.

In the first quarter of 2004, due to the unfavorable regulatory climate for private educational enterprises in India, the Company decided to terminate its current programs there, including the cessation of the educational activities of South Asia International Institute.  In conjunction with this decision, the Company has also reduced the carrying value of its assets in India to expected realizable value upon final disposition.

Summarized operating results from the discontinued operations included in the Company’s statement of operations were as follows for the three months ended March 31:

	K-12	WSI		Other
	2003	2004	2003	2004	2003
Revenues	$60,850	$17,562	$13,397	$—	$204
Pretax income (loss) from discontinued operations	5,021	(429)	(317)	(2,276)	(967)

Assets of WSI were as follows:

	WSI
	March 31, 2004	December 31, 2003
Current assets	$39,094	$37,348
Property and equipment, net	8,872	8,577
Goodwill	13,662	14,276
Other long-term assets	11,692	11,713
Assets of discontinued operations	$73,320	$71,914

The accompanying balance sheets at March 31, 2004 and December 31, 2003 classify the assets and liabilities of the asset disposal groups based on the probable timing of sales proceeds.  The liabilities of WSI are not included in the WSI disposal group above because it is not certain that the future buyer of WSI will assume those liabilities.

Note 4 - Other Intangible Assets

The following table summarizes the costs basis of other intangible assets as of March 31, 2004:

Other Intangible Assets

Subject to amortization:
Student Roster	$13,480
Non-compete agreements	1,272
Other	619
Not subject to amortization:
Accreditation/tradename	78,880
Total	$94,251

Amortization expense for intangible assets for the three months ended March 31, 2004 and 2003 was $967 and $363, respectively.  The estimated amortization expense for intangible assets for the remaining nine-month period of 2004 is $2,906.  The estimated amortization expense for intangible assets for each of the five years subsequent to December 31, 2004 is as follows:  2005 - $3,304; 2006 - $2,930; 2007 - $919; 2008 - $74; and 2009 and beyond - $17.

Note 5 – Income Taxes

The Company’s income tax provisions for all periods consist of federal, state, and foreign income taxes. The tax provisions for the three-month periods ended March 31, 2004 and 2003 were based on the estimated effective tax rates applicable for the 2004 and 2003 full years, after giving effect to significant items related specifically to the interim periods, including taxes attributable to minority interests and the mix of income for the period from higher and lower taxed jurisdictions. Currently, on a full year basis, the effective income tax rate, after taking into account the effect of minority interest, for the year ended December 31, 2004 is expected to be 22%.  On a full year basis, the effective tax rate for the Company, before the effect of minority interests, for the year ending December 31, 2004 is expected to be 18%.  However, due to ongoing changes in the mix of earnings between higher and lower taxed jurisdictions, the Company’s consolidated effective tax rate, before the effect of minority interest, may fluctuate in the remainder of 2004. The Company’s effective tax rate from continuing operations, before the effect of minority interest, was 12.4% for the three months ended March 31, 2004 and 41.5% for the three months ended March 31, 2003.

Commencing with the filing of the Company’s 2003 Annual Report on Form 10-K, the effective tax rate is presented before taking into effect the impact of minority interest, net of tax, and equity in net income (loss) of affiliates, net of tax.  This presentation results in a change to the calculated effective tax rate, but has no impact on the actual income tax (expense) benefit recorded.  The following table presents a comparison of the effective tax rate calculated under both the current and prior presentations.

	Current Presentation	Prior Presentation
Income from continuing operations before income taxes, minority interest, and equity in net income (loss) of affiliates	$5,696	$5,696
Minority interest in (income) loss of consolidated subsidiaries, net of tax		(2,474)
Equity in net income (loss) of affiliates, net of tax		(8)
Income from continuing operations before income taxes		3,214
Income tax (expense) benefit	(707)	(707)
Effective income tax rate	12.4%	22.0%
Minority interest in (income) loss of consolidated subsidiaries, net of tax	(2,474)
Equity in net income (loss) of affiliates, net of tax	(8)
Income from continuing operations	$2,507	$2,507

At March 31, 2004, undistributed earnings from continuing operations of non-U.S. subsidiaries totaled approximately $182,500. Deferred tax liabilities have not been recognized for these undistributed earnings because it is management’s intention to permanently reinvest such undistributed earnings outside of the United States.  If all undistributed earnings were remitted to the United States, the amount of incremental U.S. federal income taxes, net of foreign tax credits, would be approximately $35,500.

At March 31, 2004, undistributed gains on the sale of non-U.S. discontinued operations totaled approximately $238,400.  Deferred tax liabilities have not been recognized for these undistributed gains because it is management’s intention to permanently reinvest such undistributed gains outside of the U.S.  If all undistributed gains were remitted to the U.S., the amount of incremental U.S. Federal income taxes, net of foreign tax credits, would be approximately $83,400.

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2003	$450	$353,522	$292,978	$22,200	$669,150
Options exercised for purchase of 253 shares of common stock, including income tax benefit of $1,626	3	5,020			5,023
Issuance of 14 shares of common stock in connection with the Employee Stock Purchase Plan		151			151
Non-cash stock compensation		712			712
Comprehensive income (loss):
Net loss for the three months ended March 31, 2004			(384)		(384)
Foreign currency translation adjustment				(5,874)	(5,874)
Unrealized gain on available-for-sale securities				6	6
Total comprehensive loss					(6,252)
Balance at March 31, 2004	$453	$359,405	$292,594	$16,332	$668,784

Note 7 - Comprehensive Loss

The components of comprehensive income (loss), net of related income taxes, are as follows:

	March 31, 2004	March 31, 2003
		(as restated – Note 3)
Net loss	$(384)	$(15,966)
Foreign currency translation adjustment	(5,874)	990
Unrealized gain on available-for-sale securities, net of tax	6	17
Comprehensive income (loss)	$(6,252)	$(14,959)

Note 8 – Earnings (Loss) Per Share

The following table summarizes the computations of basic and diluted loss per common share:

	Three months ended March 31,
	2004	2003
		(as restated – Note 3)
Numerator used in basic and diluted loss per common share:
Income (loss) from continuing operations	$2,507	$(12,831)
Income (loss) from discontinued operations, net of tax	(2,891)	2,082
Loss on disposal of discontinued operations, net of tax	—	(5,217)
Net loss available to common stockholders plus assumed conversions	$(384)	$(15,966)

Denominator:
Denominator for basic earnings per common share – weighted average shares outstanding	44,925	40,477
Effect of dilutive securities:
Stock options	2,559	—
Convertible debentures	—	—
Denominator for diluted earnings per common share – weighted average shares and effects of dilutive securities	47,484	40,477

Earnings (loss) per common share, basic:
Income (loss) from continuing operations	$0.06	$(0.32)
Income (loss) from discontinued operations, net of income taxes	(0.06)	0.05
Loss on disposal of discontinued operations, net of income taxes	—	(0.13)
Net loss available to common stockholders	$(0.01)	$(0.39)

Earnings (loss) per common share, diluted:
Income (loss) from continuing operations plus assumed conversions	$0.05	$(0.32)
Income (loss) from discontinued operations, net of income taxes	(0.06)	0.05
Loss on disposal of discontinued operations, net of income taxes	—	(0.13)
Net loss available to common stockholders plus assumed conversions	$(0.01)	$(0.39)

Outstanding stock options and convertible debentures were not included in the computation of earning (loss) per share for the quarter ended March 31, 2003 because they were anti-dilutive.  The number of shares of common stock issuable upon the exercise of stock options and the conversion of debentures was 460 and 6,037, respectively as of March 31, 2003.

Note 9 – Contingencies and Commitments

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

Additional amounts of contingent consideration are due the sellers of Universidad de Las Americas (“UDLA”) based on operating results for the three years ending December 31, 2006.  No later than March 31, 2006, the Company is obligated to the sellers for an amount equal to 60% of six times (i) average earnings before interest and income taxes (“EBIT”) for 2004 and 2005, less (ii) 2000 EBIT; this result is reduced by (iii) 42% of certain specified debt.  Assuming EBIT remains at 2003 levels for 2004 and 2005, the Company would be obligated to the sellers for approximately $40,000.  No later than March 31, 2007, the Company is obligated to the sellers for an amount equal to 20% of four times (i) average EBIT for 2005 and 2006; this result is reduced by (ii) 20% of certain specified debt and (iii), $6,500.  Assuming EBIT remains at 2003 levels for 2005 and 2006, the Company would be obligated to the sellers for approximately $8,000.  The Company has pledged its shares of Decon, the holding company that controls and operates UDLA, to satisfy its payment obligations to the sellers.  The Company cannot dispose of, lien or encumber the shares without the prior approval of the sellers.

Effective April 1, 2008 the minority owners of UDLA have the right to require the Company to purchase their remaining 20% interest in Decon for a variable purchase price based on average EBIT for certain specified periods. Effective April 1, 2009 the Company has a call right to acquire the remaining 20% interest under a similar methodology for certain specified periods.

Effective April 1, 2009 the minority owners of Universidad Andres Bello (“UNAB”) and Academia de Idiomas y Estudios Profesionales (“AIEP”) have the right to require the Company to purchase their 20% interest for a variable purchase price based on average EBIT for certain specified periods. Effective April 1, 2009 the Company has a call right to acquire this 20% interest under a similar methodology for certain specified periods.

Additional amounts of contingent consideration are due the sellers of KIT equal to four times the average of the audited earnings before interest, income taxes, depreciation and amortization of KIT for the calendar years ending December 31, 2006 and 2007, not to exceed $10,000.  KIT was acquired on March 31, 2004.

Guarantees

Subsequent to the divestiture of the Principal K-12 Disposal Group, all leases related to Sylvan Learning Centers were renegotiated or assigned in the name of Educate during the third quarter of 2003.  Leases with remaining payments of $10,416 through December 2008 are guaranteed by the Company.  Under the terms of Asset Purchase Agreement with Educate, the Company is indemnified against any losses suffered as a result of any lease guarantees.

Standby Letters of Credit

The Company has $1,628 outstanding in standby letters of credit.  The Company is self-insured for health care, workers compensation, and other insurable risks up to predetermined amounts above which third party insurance applies.  The Company is contingently liable to insurance carriers under certain of these policies and has provided a letter of credit in favor of the insurance carriers for approximately $1,300.

Commitments

In connection with the sale of the Company’s Principal K-12 Disposal Group to Educate, the Company entered into a three-year management service agreement with Educate, which will expire on June 30, 2006.  Under the terms of the agreement, Educate will provide certain support services, including, but not limited to, specified accounting, benefits, IT, human resources, purchasing and payroll services to Sylvan.  Conversely, Sylvan will provide certain support services, primarily in the areas of tax and treasury, to Educate.  The agreement requires the Company to pay a fixed fee, adjusted as appropriate based on increases to predetermined service volumes.  The net fee due to Educate on an annual basis is approximately $3,000.

Note 10 – Business Segment Information

The Company is focused exclusively on providing a superior higher education institution experience to over 131,000 students through the leading global network of accredited campus-based and online higher education institutions.  The Company’s educational services are offered through two separate business segments. These segments are business units that offer distinct services and are managed separately as they have different customer bases and delivery channels.  All historical segment information has been reclassified to conform to this presentation.

The Campus Based segment has five full-service higher education institutions in Mexico, Chile, Spain, and Central America, a highly specialized international business school in France, and hospitality schools (“Hospitality”) with operations in Switzerland and Spain.  Campus Based higher education institutions currently enroll approximately 113,000 full-time students and offers more than 100 degree programs through 35 campuses.  The higher education institutions primarily serve 18- to 24-year-old students and offer an education that emphasizes career-oriented fields of study with undergraduate and graduate degrees in a wide range of disciplines, including international business, hotel management, health sciences, information technology and engineering. The Company believes that the higher education institutions benefit from strong academic reputations and brand awareness and established operating histories.  Each higher education institution also has flexible, non-tenured, teaching-focused faculty and is led by an experienced local management team.

Online Higher Education offers undergraduate and graduate degree programs to working professionals through distance learning.  Sylvan’s Online Higher Education segment includes Canter, Walden, NTU, and KIT which collectively offer degree programs including education, psychology, health and human services, management, engineering, and information technology.  Online Higher Education institutions currently enroll approximately 18,000 students.

Other represents results from the Sylvan Ventures business, which was disbanded.

The Company evaluates performance and allocates resources based on operating income before corporate general and administrative expenses and income taxes.  Segment operating profit (loss) is calculated as net operating profit (loss) for operating segments.

The reportable segments are as follows:

March 31, 2004	Campus Based	Online Higher Education	Other
Revenues	$107,472	$24,684	$—
Segment profit	9,429	164	—

March 31, 2003 (as restated – Note 3)	Campus Based	Online Higher Education	Other
Revenues	$77,393	$17,496	$435
Segment profit (loss)	8,754	(2,465)	(1,033)

The following table reconciles the reported information on segment profit to income (loss) before income taxes, minority interest, and equity in net income (loss) of affiliates reported in the consolidated statements of operations and balance sheets for the quarter ended March 31, 2004:

	2004	2003
Total profit for reportable segments	$9,593	$5,256
General and administrative expense	(5,289)	(6,770)
Non-cash stock compensation expense	(712)	(175)
Net non-operating income (expense)	2,104	(10,457)
Income (loss) from continuing operations before income taxes, minority interest, and equity in net income (loss) of affiliates	$5,696	$(12,146)

Revenue information of continuing operations by geographic area for the three months ended March 31 is as follows:

	2004	2003
Mexico	$45,332	$37,212
Spain	27,911	23,434
United States	24,684	17,931
Chile	18,335	4,731
Switzerland	10,643	10,119
Other foreign countries	5,251	1,897
Consolidated total	$132,156	$95,324

Note 11 – Subsequent Events

On April 27, 2004, the Company received payment in full on its note receivable from Educate in the amount of $55,000 plus accrued interest of $5,461. The note receivable was originally issued on June 30, 2003 in partial consideration for the sale of the Company’s K-12 segment to Educate.  The subordinated note was originally recorded net of a $13,448 discount.  The early retirement of the Educate note results in an accelerated recognition of the remaining unamortized original issue discount in the amount of approximately $7,600, net of income taxes.  As a result of this acceleration, interest income and original issue discount on the note that would have otherwise been recognized during the balance of 2004 and future periods will be eliminated.  This foregone and/or accelerated amount is approximately $3,400, net of income taxes.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained herein include forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements include information about possible or assumed results of operations, business strategies, financing plans, competitive position and potential growth opportunities.  Forward-looking statements include all statements that are not historical facts and are generally accompanied by words such as “may,” “will,” “intend,” “anticipate,” “believe,” “estimate,” “expect,” “should” or similar expressions.  These statements also relate to the Company’s contingent payment obligations relating to acquisitions, future capital requirements, potential acquisitions and the Company’s future development plans and are based on current expectations.  Forward-looking statements involve various risks, uncertainties and assumptions.  The Company’s actual results may differ materially from those expressed in these forward-looking statements.

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

Overview

Sylvan Learning Systems, Inc. (the “Company”) is focused exclusively on providing a superior higher education experience to over 131,000 students through the leading global network of accredited campus based and online higher education institutions.  The Company’s educational services are offered through two separate business segments: Campus Based and Online Higher Education segments.  The Campus Based segment owns or maintains controlling interests in nine separately accredited higher education institutions with locations in Mexico, Chile, Spain, Switzerland, France, Ecuador, Panama and Costa Rica.  The Online Higher Education segment provides career-oriented degree programs to approximately 18,000 students through Canter and Associates (“Canter”), Walden E-Learning, Inc. (“Walden”), National Technological University (“NTU”), and KIT eLearning BV (“KIT”).

Sale of Business Units

On June 30, 2003, the Company completed the sale to Educate, Inc. (“Educate”), a company newly-formed by Apollo Management L.P. (“Apollo”), of substantially all of the Company’s K-12 segment (“Principal K-12 Disposal Group”).  In addition, during the second quarter of 2003, management committed to a plan to dispose of its Wall Street Institute (“WSI”) business.  See Note 3 to the consolidated financial statements for more information regarding these transactions.

The following table is derived from the Company’s consolidated financial statements and represents financial information of the Company’s reportable segments for the three months ended March 31, 2004 and 2003, respectively (in thousands), excluding businesses held for disposal.

Reportable Segment Chart

	Campus Based	Online Higher Education	Other (1)	Unallocated	Consolidated
			(in thousands)
2004
Segment revenues	$107,472	$24,684	$—	$—	$132,156
Segment direct costs	(98,043)	(24,520)	—	—	(122,563)
Segment profit	9,429	164	—	—	9,593
Other operating expenses:
Non-cash stock compensation expense	—	—	—	(712)	(712)
General and administrative expenses	—	—	—	(5,289)	(5,289)
Operating income (loss)	$9,429	$164	$—	$(6,001)	$3,592

2003 (as restated - Note 3)
Segment revenues	$77,393	$17,496	$435	$—	$95,324
Segment direct costs	(68,639)	(19,961)	(1,468)	—	(90,068)
Segment profit (loss)	8,754	(2,465)	(1,033)	—	5,256
Other operating expenses:
Non-cash stock compensation expense	—	—	—	(175)	(175)
General and administrative expenses	—	—	(976)	(5,794)	(6,770)
Operating income (loss)	$8,754	$(2,465)	$(2,009)	$(5,969)	$(1,689)

(1) Other represents results from the Sylvan Ventures business, which was disbanded.

Comparison of results for the three months ended March 31, 2004 to results for the three months ended March 31, 2003.

Revenues.  Total revenues increased by $36.8 million, or 39%, to $132.2 million for the three months ended March 31, 2004 (the “2004 fiscal quarter”) from $95.3 million for the three months ended March 31, 2003 (the “2003 fiscal quarter”).  This revenue increase was primarily driven by increased enrollment at higher education institutions and the May 30, 2003 acquisition of Universidad Andres Bello (“UNAB”) and Academia de Idiomas y Estudios Profesionales (“AIEP”).

Campus Based revenue for the 2004 fiscal quarter increased by $30.1 million, or 39%, to $107.5 million compared to the 2003 fiscal quarter.  This increase was primarily due to higher enrollments and the May 30, 2003 acquisition of UNAB and AIEP. Enrollment increases in schools owned in both fiscal quarters added revenues of $11.0 million.  The effects of tuition pricing increases and course mix added revenues of $2.3 million in the 2004 fiscal quarter compared to the 2003 fiscal quarter.  Campus Based revenues increased $10.5 million in the 2004 fiscal quarter due to the acquisitions of UNAB and AIEP and Universidad Interamericana (“UI”) after the first quarter of 2003.  For the 2004 fiscal quarter, the effects of currency translations increased revenues by $6.3 million, primarily due to the strengthening of the Euro, Chilean Peso and Swiss Franc against the U.S. Dollar, partially offset by the Mexican Peso devaluation against the U.S. Dollar.  Campus Based revenue represented 81% of total revenues for both the 2004 fiscal quarter and for the 2003 fiscal quarter.

Online Higher Education revenue increased by $7.2 million, or 41%, to $24.7 million for the 2004 fiscal quarter compared to the 2003 fiscal quarter.  Enrollment increases added revenues of $6.2 million, or 35%.  The effects of tuition pricing increases and course mix added revenues of approximately $1.0 million in the 2004 fiscal quarter compared to the 2003 fiscal quarter. Online Higher Education revenue represented 19% of the total revenues for the 2004 fiscal quarter compared to 18% for the 2003 fiscal quarter.

Direct Costs.  Total direct costs of revenues from continuing operations increased $32.5 million, or 36%, to $122.6 million for the 2004 fiscal quarter from $90.1 million for the 2003 fiscal quarter.  Direct costs as a percentage of total revenues were 93% in the 2004 fiscal quarter compared to 94% in the 2003 fiscal quarter.

Campus Based direct costs increased by $29.4 million to $98.0 million, or 91% of Campus Based revenue, for the 2004 fiscal quarter, compared to $68.6 million, or 89% of Campus Based revenue for the 2003 fiscal quarter.  The increase in expenses reflected the increased enrollments and operating activities at the higher education institutions compared to the 2003 fiscal quarter, which increased expenses by $10.2 million, and the effect of the May 2003 acquisition of UNAB and AIEP and October 2003 acquisition of UI, which increased expenses by $13.6 million.  For the 2004 fiscal quarter, the effects of currency translations increased expenses by $5.6 million, primarily due to the strengthening of the Euro, Chilean Peso and Swiss Franc against the U.S. Dollar, partially offset by the Mexican Peso devaluation against the U.S. Dollar.  The increase in direct costs as a percentage of revenue was primarily caused by the fact that May 2003 acquisition of UNAB and AIEP, which is closed for summer break during most of the first quarter, incurred operating losses during the quarter.

Online Higher Education direct costs increased by $4.6 million to $24.5 million, or 99% of Online Higher Education revenue, for the 2004 fiscal quarter compared to $20.0 million, or 114% of Online Higher Education revenue, for the 2003 fiscal quarter.  The decrease in direct costs as a percentage of revenues was the result of a higher profit margin on increased Walden revenue in the first quarter of 2004.  In addition, NTU reduced its expenses in the 2004 fiscal quarter by renegotiating more profitable contracts with its university partners as well as terminating its satellite operations.

Other Operating Expenses.  Other expenses decreased by $0.9 million to $6.0 million for the 2004 fiscal quarter from $6.9 million for the 2003 fiscal quarter.  The decrease in other operating expenses related primarily to a decrease in Ventures operating general and administrative expenses of $1.0 million.

Core operating segments general and administrative expenses decreased by $0.5 million in the 2004 fiscal quarter to $5.3 million from $5.8 million in the 2003 fiscal quarter.  As a result of the sale of the K-12 business, certain employees principally dedicated to servicing the K-12 segment became employed by Educate effective July 1, 2003.  Contemporaneously, a service agreement was executed by the Company for the contracting of certain administrative services from Educate.  Also, a sub-lease agreement was executed with Educate for certain space in the Company’s headquarters facility.  See contractual obligations discussion for further description of these agreements. The reduction in core operating segment general and administrative expenses was a direct result of this reduction in labor costs and facilities costs, partially offset by expenses incurred under the services agreements.

Sylvan Ventures had no general and administrative expenses or non-operating expenses in the 2004 fiscal quarter due to the sale of its investment portfolio and the related discontinuation of its administrative costs during the second quarter of 2003.  Sylvan Ventures incurred $1.0 million of general and administrative expenses in the 2003 fiscal quarter related to management of its investment portfolio.

Non-cash stock compensation expense increased $0.5 million due to the issuance of restricted stock and the modification of stock options in the second quarter of 2003.

Non-Operating Income/Expenses.  Non-operating income/expenses changed to income of $2.1 million for the 2004 fiscal quarter from an expense of $10.5 million in the 2003 fiscal quarter.  This change is attributable to a loss on investments of  $8.4 million in the 2003 fiscal quarter and a $3.2 increase in net interest income from the 2003 fiscal quarter to the 2004 fiscal quarter.

Sylvan Ventures loss on investment of $8.4 million was primarily attributable to the write-off of the investment in ClubMom, Inc. during the 2003 fiscal quarter.

Other non-operating items decreased by $4.2 million for the 2004 fiscal quarter compared to the 2003 fiscal quarter.  This decrease primarily resulted from higher net interest income of $3.2 million, $2.4 million of which was interest earned on the seller note issued in connection with the sale of the K-12 business.  Interest expense decreased $0.8 million due primarily to the retirement and conversion of $95.0 million of convertible debentures in 2003, offset by interest expense related to debt incurred in connection with the 2003 UNAB acquisition.

Equity in Net Income (Loss) of Affiliates.  Equity in net income (loss) of affiliates, net of income taxes, increased $4.5 million for the 2004 fiscal quarter compared to the 2003 fiscal quarter.  This increase was primarily due to the $6.7 million pre-tax write-down of Sylvan Ventures’ equity investment in Chancery Software Limited as a result of its anticipated sale to a third-party during the 2003 fiscal quarter.

Income Taxes.  The Company has operations in multiple countries, many of which have statutory tax rates lower than the United States.  Since approximately 81% of the Company’s revenues are generated outside the United States, the impact of lower foreign tax rates in the jurisdictions where the Company operates results in an effective tax rate significantly lower than the United States statutory rate as outlined in Note 5 to the consolidated financial statements.

The effective tax rate, before the effect of minority interests, for the three-month period ended March 31, 2003 was 41.5% as compared to 12.4% for the period ended March 31, 2004. This difference in the effective rate is due to the greater proportion of losses and expenses being incurred in higher tax jurisdictions, such as the U.S., in the three-month period ended March 31, 2003 coupled with the additional operations in the lower-tax jurisdictions of Costa Rica and Panama for the three-month period ended March 31, 2004.

Liquidity and Capital Resources

Cash provided by operations was $21.3 million for the 2004 fiscal quarter, compared to cash provided by operations of $12.5 million for the 2003 fiscal quarter.  The reported net loss in the 2004 fiscal quarter of $0.4 million included significant non-cash expenses and charges, primarily depreciation and amortization of $8.5 million, gain on investments of $0.5 million, non-cash stock compensation expense of $0.7 million, and minority interest of $2.5 million.  The reported 2003 fiscal quarter net loss of $16.0 million was offset by significant non-cash items, primarily the loss on Sylvan Ventures investments held for sale of $8.4 million, loss on disposal of discontinued operations of $5.2 million, depreciation and amortization charges of $9.1 million, equity in net loss of affiliates of $7.4 million and minority interest of $1.3 million.  Cash provided by working capital activity totaled $10.7 million in the 2004 fiscal quarter, compared to $2.1 million used by working capital activity in the 2003 fiscal quarter.  During the 2004 fiscal quarter, receivables increased $48.7 million, in addition to a related $55.8 million increase in deferred revenue and other liabilities.  These increases are mainly due to the primary enrollment cycle for the Chilean educational institutions, which give rise to deferred revenues that will be recognized ratably over 2004.

Cash used in investing activities was $1.5 million for the 2004 fiscal quarter, compared to cash used in investing activities of $17.2 million for the 2003 fiscal quarter.  The 2004 investment activity consisted primarily of net proceeds from the sale of available-for-sale securities of $16.4 million and proceeds from the redemption of a cost investment of $3.3 million.  These cash inflows were offset by purchases of property and equipment of $12.6 million, net cash paid for acquired businesses of $4.8 million, contingent payments for prior acquisitions of $1.3 million and expenditures for deferred costs and other assets of $1.4 million.  The 2003 fiscal quarter investment activity consisted primarily of net purchases of securities of $1.2 million, purchases of property and equipment of $9.4 million, contingent payments for prior acquisitions of $1.7 million and expenditures for deferred costs and other assets of $4.5 million.

Cash provided by financing activities was $3.1 million in the 2004 fiscal quarter, compared to cash used in financing activities of $1.2 million in the 2003 fiscal quarter period.  The 2004 financing activity related primarily to cash received from the exercise of options of $3.4 million, cash received from the issuance of debt of $20.5 million, and a change in long-term liabilities of $1.6 million.  These cash inflows were partially offset by payments of long-term debt of $22.6 million.  The 2003 fiscal quarter financing activity related primarily to repayments of long-term debt of $2.6 million, partially offset by proceeds from the issuance of debt of $0.6 million and cash received from the minority interest partners of Sylvan Ventures of $0.8 million.

The Company anticipates that cash flow from operations, available cash and existing credit facilities will be sufficient to meet its operating requirements, including expansion of its existing business, funding higher education institution acquisitions, and payment of contingent consideration.  The Company continues to examine opportunities in the educational services industry for potential synergistic acquisitions.  Sylvan expects that existing capital resources (including credit facilities) will be sufficient to continue to acquire businesses in the educational services industry for at least the next several years.  However, if the Company were to pursue a number of large acquisitions, additional debt or equity capital may be required.  The Company cannot be certain that this capital would be available on attractive terms, if at all.

Contractual Obligations and Contingent Matters

The following tables reflect the Company’s contractual obligations and other commercial commitments as of March 31, 2004 (amounts in thousands):

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Due in less than 1 year	Due in 1-3 years	Due in 4-5 years	Due after 5 years
Long-term debt (1)	$92,703	$24,565	$37,219	$4,096	$26,823
Operating leases	229,864	22,828	64,459	36,927	105,650
Due to shareholders of acquired companies	31,925	2,868	29,057	—	—
Other long term liabilities (2)	6,750	3,000	3,750	—	—
Total contractual cash obligations of continuing operations	$361,242	$53,261	$134,485	$41,023	$132,473
Operating leases of discontinued operations	$6,172	$1,842	$3,619	$671	$40

	Amount of Commitment Expiration Per Period (in thousands)
Commercial Commitments	Total Amounts Committed	Due in less than 1year	Due in 1-3 years	Due in 4-5 years	Due after 5 years
Lines of credit	$—	$—	$—	$—	$—
Guarantees (3)	10,416	5,165	5,217	34	—
Standby letters of credit (4)	1,628	1,628	—	—	—
Total commercial commitments of continuing operations	$12,044	$6,793	$5,217	$34	$—
Lines of credit of discontinued operations	$142	$142	$—	$—	$—

(1)Effective June 30, 2003, the Company entered into an unsecured line of credit agreement of $30.0 million, with a $5.0 million sub-limit for standby letters of credit, which is intended for working capital purposes.  The line of credit expires August 2004.  There was $4.0 million outstanding under the line of credit as of March 31, 2004.  Individual units in Campus Based operations have unsecured lines of credit, which total $19.5 million, primarily for working capital purposes.  The outstanding balance on the Campus Based lines of credit was $4.9 million.

(2)In connection with the sale of substantially all of the Company’s K-12 segment to Educate, the Company entered into a three-year management service agreement with Educate.  Under the terms of the agreement, Educate will provide certain support services, including, but not limited to, specified accounting, benefits, IT, human resources, purchasing and payroll services to Sylvan.  Conversely, Sylvan will provide certain support services, primarily in the areas of tax and treasury, to Educate.  The agreement is based on a fixed-fee, adjusted as appropriate based on increases to predetermined service volumes.  The net fee due to Educate on an annual basis is approximately $3.0 million.

(3)Subsequent to the divestiture of the K-12 disposal group, all leases related to Sylvan Learning Centers were renegotiated or assigned in the name of Educate during the third quarter of 2003.  Leases with remaining payments of $10.4 million through December 2008 are guaranteed by the Company.  Under the terms of Asset Purchase Agreement with Educate, the Company is indemnified against any losses suffered as a result of any lease guarantees.

(4)The Company has approximately $1.6 million outstanding in standby letters of credit.  The Company is self-insured for health care, workers compensation, and other insurable risks up to predetermined amounts above which third party insurance applies.  The Company is contingently liable to insurance carriers under certain of these policies and has provided a letter of credit in favor of the insurance carriers for approximately $1.3 million.

In connection with certain acquisitions, variable amounts of contingent consideration are payable to the seller based upon specified terms.  All existing contingent consideration agreements are predicated upon improved operating profitability of the acquired entities, based on multiples consistent with those used to calculate the initial purchase price.  The Company will record the contingent consideration when the contingencies are resolved and the additional consideration payable.

Additional amounts of contingent consideration are due the sellers of Universidad de Las Americas (“UDLA”) based on operating results for the three years ending December 31, 2006.  No later than March 31, 2006, the Company is obligated to the sellers for an amount equal to 60% of six times (i) average earnings before interest and income taxes (“EBIT”) for 2004 and 2005, less (ii) 2000 EBIT; this result is reduced by (iii) 42% of certain specified debt.  Assuming EBIT remains at 2003 levels for 2004 and 2005, the Company would be obligated to the sellers for approximately $40.0 million.  No later than March 31, 2007, the Company is obligated to the sellers for an amount equal to 20% of four times (i) average EBIT for 2005 and 2006; this result is reduced by (ii) 20% of certain specified debt and (iii), $6.5 million.  Assuming EBIT remains at 2003 levels for 2005 and 2006, the Company would be obligated to the sellers for approximately $8.0 million . The Company has pledged its shares of Decon, the holding company that controls and operates UDLA, to satisfy its payment obligations to the sellers.  The Company cannot dispose of, lien or encumber the shares without the prior approval of the sellers.

Effective April 1, 2008, the minority owners of UDLA have the right to require the Company to purchase their remaining 20% interest in Decon for a variable purchase price based on average EBIT for certain specified periods. Effective April 1, 2009, the Company has a call right to acquire the remaining 20% interest under a similar methodology for certain specified periods.

Effective April 1, 2009, the minority owners of UNAB and AIEP have the right to require the Company to purchase their 20% interest for a variable purchase price based on average EBIT for certain specified periods. Effective April 1, 2009, the Company has a call right to acquire this 20% interest under a similar methodology for certain specified periods.

Additional amounts of contingent consideration are due the sellers of KIT equal to four times the average of the audited earnings before interest, income taxes, depreciation and amortization of KIT for the calendar years ending December 31, 2006 and 2007, not to exceed $10.0 million.  KIT was acquired on March 31, 2004.

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

Foreign Currency Risk

The Company derives approximately 81% of its revenues from sources outside the United States.  This business is transacted through a network of international subsidiaries, generally in the local currency that is considered the functional currency of that foreign subsidiary.  Expenses are also incurred in the foreign currencies to match revenues earned, which minimizes the Company’s exchange rate exposure to operating margins.  A hypothetical 10% adverse change in average annual foreign currency exchange rates would have decreased operating income and cash flows for the 2004 fiscal quarter by $1.4 million. The Company generally views its investment in its foreign subsidiaries as long-term. The effects of a change in foreign currency exchange rates on the Company’s net investment in foreign subsidiaries are reflected in other comprehensive income (loss) on the Company’s balance sheets.  A 10% depreciation in functional currencies relative to the U.S. dollar would have resulted in a decrease in the Company’s net investment in foreign subsidiaries of approximately $35.4 million at March 31, 2004.

Interest Rate Risk

The Company holds its cash and cash equivalents in high quality, short-term, fixed income securities.  Consequently, the fair value of the Company’s cash and cash equivalents would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due to the short-term nature of the Company’s portfolio.  The Company’s long-term revolving credit facility bears interest at variable rates, and the fair value of this instrument is not significantly affected by changes in market interest rates.  A 100 basis point decrease in interest rates would have reduced net interest income for the 2004 fiscal three-month period by approximately $0.2 million.

The table below provides information about the Company’s financial instruments that are sensitive to changes in interest rates.  The table presents cash flows of weighted-average interest rates and principal payments for the following years ended March 31.  The fair value of the debt below approximates book value.

Total debt and due to shareholders of acquired companies:

(in millions)	2005	2006	2007	2008	2009	2010	Thereafter	Total
Fixed rate (Chilean peso)	$7.0	$11.1	$13.1	$17.7	$1.4	$0.1	$0.3	$50.7
Average interest rate	6.3%	6.3%	6.4%	6.4%	6.9%	8.2%	8.1%	—
Fixed rate (Swiss franc)	1.6	0.7	0.4	0.3	0.3	0.2	18.4	21.9
Average interest rate	3.5%	3.6%	3.6%	3.6%	3.6%	3.6%	3.6%	—
Fixed rate (Other)	0.8	0.5	4.0	—	—	—	—	5.3
Average interest rate	5.9%	6.0%	6.0%	—	—	—	—	—
Variable rate (Chilean peso)	5.0	0.2	0.2	0.2	0.2	0.2	1.0	7.0
Average interest rate (1)	5.6%	6.0%	6.0%	6.0%	6.0%	6.1%	6.1%	—
Variable rate (Swiss franc)	4.3	3.2	3.0	8.4	0.8	0.8	7.1	27.6
Average interest rate (1)	4.0%	4.8%	4.8%	5.1%	5.7%	5.3%	5.1%	—
Variable rate (Euro)	4.6	1.6	1.0	0.4	—	—	—	7.6
Average interest rate (1)	4.3%	4.5%	4.5%	4.5%	—	—	—	—
Variable rate (Other)	4.1	0.1	0.1	0.1	0.1	—	—	4.5
Average interest rate (1)	4.1%	4.7%	4.7%	4.7%	4.7%	—	—	—

(1) The weighted-average interest rates for the variable debt was calculated using the interest rate in effect as of March 31, 2004 for each debt instrument.

All the potential impacts noted above are based on sensitivity analyses performed on the Company’s financial position at March 31, 2004.  Actual results may differ materially.

ITEM 4.  CONTROLS AND PROCEDURES

The Company’s management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14d of the Securities Exchange Act of 1934, as amended) as of March 31, 2004.  Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Form 10-Q quarterly report has been appropriately recorded, processed, summarized and reported.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

The Company’s management, including the principal executive and principal financial officers, has evaluated any changes in the internal controls over financial reporting that occurred during the quarter ended March 31, 2004, and has concluded that there was no change that occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonable likely to materially affect, the internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
None.

ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)              Exhibits

Index Number	Description
31.01	Certification of Douglas L. Becker pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of Sean R. Creamer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification of Douglas L. Becker pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02	Certification of Sean R. Creamer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)             Reports on Form 8-K

On February 19, 2004, the Company filed a Current Report on Form 8-K, furnished under Items 12 –Disclosure of Results of Operations and Financial Condition, its financial results for the fourth quarter and year ended December 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sylvan Learning Systems, Inc.

Date: May 7, 2004	/s/ Sean R. Creamer
Sean R. Creamer, Senior Vice President and
Chief Financial Officer