Form 10-Q
period 2004-06-30
LAUREATE EDUCATION, INC.
filed 2004-08-06
CIK 912766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
for the quarter ended June 30, 2004 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from to .

Commission File Number 0-22844

LAUREATE EDUCATION, INC.

(Exact name of registrant as specified in its charter)

Maryland	52-1492296
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1001 Fleet Street, Baltimore, Maryland	21202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (410) 843-6100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒  No ☐.

The registrant had 45,667,125 shares of Common Stock outstanding as of August 2, 2004.

LAUREATE EDUCATION, INC.

i

LAUREATE EDUCATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollar and share amounts in thousands, except per share data)

	June 30, 2004	December 31, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$124,274	$92,145
Available-for-sale securities	37,370	16,765

Receivables:
Accounts receivable	67,398	90,636
Notes receivable	55,518	44,240
Other receivables	20,061	7,366
	142,977	142,242
Allowance for doubtful accounts	(16,327)	(15,550)
	126,650	126,692

Inventory	3,888	3,375
Deferred income taxes	890	—
Income tax receivable	16,542	16,542
Prepaid expenses and other current assets	16,556	14,338
Total current assets	326,170	269,857

Notes receivable from related party, net of discount of $867 and $14,024 at June 30, 2004 and December 31, 2003, respectively	1,796	43,155

Property and equipment:
Land	63,726	68,441
Buildings	186,462	179,911
Construction in-progress	34,302	30,578
Furniture, computer equipment and software	123,001	110,852
Leasehold improvements	43,992	39,824
	451,483	429,606
Accumulated depreciation and amortization	(75,910)	(63,756)
	375,573	365,850
Intangible assets:
Goodwill	244,678	233,561
Other intangible assets, net of accumulated amortization of $6,076 and $4,519 at June 30, 2004 and December 31, 2003, respectively	90,152	88,634
	334,830	322,195

Deferred income taxes	21,792	29,760
Deferred costs, net of accumulated amortization of $8,009 and $6,663 at June 30, 2004 and December 31, 2003, respectively	12,943	11,901
Other assets	33,932	35,282
Assets of discontinued operations	72,565	71,914
Total assets	$1,179,601	$1,149,914

See accompanying notes to financial statements.

	June 30, 2004	December 31, 2003
	(Unaudited)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$31,657	$33,992
Accrued expenses	86,893	76,080
Income tax payable	11,930	20,346
Current portion of long-term debt	20,199	21,654
Due to shareholders of acquired companies	8,906	4,747
Deferred revenue	161,484	152,922
Deferred income tax	—	204
Other current liabilities	838	3,022
Total current liabilities	321,907	312,967

Long-term debt, less current portion	69,993	75,100
Due to shareholders of acquired companies, less current portion	23,607	29,941
Other long-term liabilities	16,285	16,765
Total liabilities	431,792	434,773

Commitments and contingent liabilities	—	—

Minority interest	54,771	45,991

Stockholders’ equity:
Preferred stock, par value $.01 per share – authorized 10,000 shares, no shares issued and outstanding as of June 30, 2004 and December 31, 2003	—	—
Common stock, par value $.01 per share – authorized 90,000 shares, issued and outstanding shares of 45,793 and 44,984 as of June 30, 2004 and December 31, 2003, respectively	458	450
Additional paid-in capital	371,061	353,522
Retained earnings	313,405	292,978
Accumulated other comprehensive income	8,114	22,200
Total stockholders’ equity	693,038	669,150

Total liabilities and stockholders’ equity	$1,179,601	$1,149,914

See accompanying notes to financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Dollar and share amounts in thousands, except per share data)

	Three months ended June 30,
	2004	2003
	(Unaudited)
		(as restated - Note 3)
Revenues
Core operating segments	$158,251	$115,774
Ventures	—	468
Total revenues	158,251	116,242

Costs and expenses
Direct costs:
Core operating segments	128,376	97,647
Ventures	—	654
General and administrative expenses:
Core operating segments	5,431	5,900
Ventures	—	780
Non-cash stock compensation expense	2,283	22,158
Total costs and expenses	136,090	127,139

Operating income (loss)	22,161	(10,897)

Other income (expense)
Investment and other income	16,043	207
Interest expense	(1,595)	(3,158)
Foreign currency exchange gain (loss)	(297)	305
	14,151	(2,646)
Income (loss) from continuing operations before income taxes, minority interest, and equity in net income of affiliates	36,312	(13,543)
Income tax benefit (expense)	(6,409)	2,456
Minority interest in income of consolidated subsidiaries, net of tax:
Ventures	—	—
Other	(6,066)	(2,507)
	(6,066)	(2,507)
Equity in net income of affiliates, net of tax:
Ventures	—	510
Other	—	71
	—	581
Income (loss) from continuing operations	23,837	(13,013)
Loss from discontinued operations, net of income tax expense of $633 in 2004 and $3,446 in 2003	(3,027)	(776)
Gain on disposal of discontinued operations, net of income tax expense of $40,295 in 2003	—	44,640

Net income	$20,810	$30,851

Earnings (loss) per common share, basic:
Income (loss) from continuing operations	$0.53	$(0.32)
Net income	$0.46	$0.75

Earnings (loss) per common share, diluted:
Income (loss) from continuing operations	$0.50	$(0.32)
Net income	$0.43	$0.75

See accompanying notes to financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Dollar and share amounts in thousands, except per share data)

	Six months ended June 30,
	2004	2003
	(Unaudited)
		(as restated - Note 3)
Revenues
Core operating segments	$290,407	$210,663
Ventures	—	903
Total revenues	290,407	211,566

Costs and expenses
Direct costs:
Core operating segments	250,939	186,247
Ventures	—	2,122
General and administrative expenses:
Core operating segments	10,720	11,694
Ventures	—	1,756
Non-cash stock compensation expense	2,995	22,333
Total costs and expenses	264,654	224,152

Operating income (loss)	25,753	(12,586)

Other income (expense)
Investment and other income	19,345	591
Interest expense	(3,153)	(5,536)
Ventures investment loss	—	(8,394)
Foreign currency exchange gain	63	236
	16,255	(13,103)
Income (loss) from continuing operations before income taxes, minority interest, and equity in net income (loss) of affiliates	42,008	(25,689)
Income tax benefit (expense)	(7,116)	7,494
Minority interest in (income) loss of consolidated subsidiaries, net of tax:
Ventures	—	487
Other	(8,540)	(4,256)
	(8,540)	(3,769)
Equity in net income (loss) of affiliates, net of tax:
Ventures	—	(3,991)
Other	(8)	111
	(8)	(3,880)
Income (loss) from continuing operations	26,344	(25,844)
Income (loss) from discontinued operations, net of income tax expense of $819 in 2004 and $5,100 in 2003	(5,918)	1,306
Gain on disposal of discontinued operations, net of income tax expense of $32,871 in 2003	—	39,423

Net income	$20,426	$14,885

Earnings (loss) per common share, basic:
Income (loss) from continuing operations	$0.58	$(0.63)
Net income	$0.45	$0.36

Earnings (loss) per common share, diluted:
Income (loss) from continuing operations	$0.55	$(0.63)
Net income	$0.43	$0.36

See accompanying notes to financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

	Six months ended June 30,
	2004	2003
	(Unaudited)
Operating activities
Net income	$20,426	$14,885
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	14,378	14,142
Amortization	3,190	2,352
Gain on disposal of discontinued operations	—	(39,423)
Non-cash stock compensation expense - continuing operations	2,995	22,333
Non-cash stock compensation expense - discontinued operations	1,436	4,599
Gain on investments	(504)	—
Acceleration of original issue discount on note receivable repayment	(12,722)	—
Impairment of assets held for sale	—	8,394
Minority interest in consolidated subsidiaries	8,540	3,769
Equity in net loss of affiliates	8	7,621
Deferred income taxes	8,103	(5,729)
Other non-cash items	(840)	1,661
Changes in operating assets and liabilities:
Receivables	3,847	(4,782)
Inventory, prepaid expenses and other current assets	(2,874)	968
Accounts payable and accrued expenses	(2,634)	14,457
Income taxes payable	(4,540)	(549)
Deferred revenue and other current liabilities	9,435	(4,294)
Net cash provided by operating activities	48,244	40,404

Investing activities
Purchase of available-for-sale securities	(37,267)	(17,618)
Proceeds from sale or maturity of available-for-sale securities	16,465	34,709
Change in investment in and advances to affiliates and other investments	2,148	(444)
Purchase of property and equipment, net	(48,089)	(27,484)
Proceeds from repayment of notes receivable	55,000	—
Proceeds from sale of principal K-12 disposal group	—	95,121
Cash paid for acquisitions, net of cash acquired	(8,301)	(36,139)
Payment of contingent consideration for prior period acquisitions	(1,349)	(2,894)
Expenditures for deferred contract costs	(3,167)	(2,331)
Decrease (increase) in other assets	742	(2,301)
Net cash provided by (used in) investing activities	(23,818)	40,619

Financing activities
Proceeds from exercise of options	9,023	1,485
Proceeds from issuance of common stock	151	—
Proceeds from issuance of long-term debt	27,403	2,976
Payments on long-term debt	(31,080)	(7,210)
Cash received from minority interest members	1,595	2,262
Change in long-term liabilities	1,909	(505)
Net cash provided by (used in) financing activities	9,001	(992)
Effects of exchange rate changes on cash	185	233

Net change in cash and cash equivalents	33,612	80,264
Cash and cash equivalents at beginning of period	98,388	104,685
Cash and cash equivalents at end of period	$132,000	$184,949

Cash and cash equivalents classified as:
Continuing operations	$124,274	$171,301
Discontinued operations	7,726	13,648
Cash and cash equivalents at end of period	$132,000	$184,949

See accompanying notes to financial statements.

Laureate Education, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollar and share amounts in thousands, except per share amounts)

June 30, 2004

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three- and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.  The traditional semester programs in the education industry, with a summer break, result in large seasonality in the operating results of Laureate Education, Inc. (the “Company”).  The consolidated balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The Company is focused exclusively on providing a superior higher education experience to over 131,000 students through the leading global network of accredited campus-based and online higher education institutions (“higher education institutions”).

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

The Ventures business was disbanded in 2003.

Certain amounts previously reported for 2003 have been reclassified to conform to 2004 presentation.

On May 17, 2004, the Company changed its name from Sylvan Learning Systems, Inc. to Laureate Education, Inc.  The Company began trading under a new NASDAQ ticker symbol, LAUR, on May 18, 2004.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods.  The Company’s pro forma information is as follows for the three months ended:

	June 30,
	2004	2003
Net income, as reported	$20,810	$30,851
Stock-based employee compensation expense included in net income as reported, net of tax	2,232	16,055
Stock-based employee compensation expense as if the fair value method had been applied, net of tax	(1,377)	(8,332)
Pro forma net income	$21,665	$38,574

Earnings per share, basic:
As reported	$0.46	$0.75
Pro forma	$0.48	$0.94

Earnings per share, diluted:
As reported	$0.43	$0.75
Pro forma	$0.45	$0.94

The Company’s pro forma information is as follows for the six months ended:

	June 30,
	2004	2003
Net income, as reported	$20,426	$14,885
Stock-based employee compensation expense included in net income as reported, net of tax	2,660	16,160
Stock-based employee compensation expense as if the fair value method had been applied, net of tax	(2,476)	(8,434)
Pro forma net income	$20,610	$22,611

Earnings per share, basic:
As reported	$0.45	$0.36
Pro forma	$0.46	$0.55

Earnings per share, diluted:
As reported	$0.43	$0.36
Pro forma	$0.43	$0.55

Note 3 – Discontinued Operations and Assets Held for Sale

Discontinued Operations

During 2003, the Company sold or abandoned its K-12 educational services businesses (“K-12”) and committed to a plan to sell its Wall Street Institute (“WSI”) business. During 2004, the Company terminated its program in India.  WSI is expected to be sold by the end of 2004.  Because the operations and cash flows of the business components comprising K-12, WSI, and India were or will be eliminated from ongoing operations as a result of the sale, abandonment or pending sale, and because the Company will not have any significant continuing involvement in the operations after the disposal transactions, these operations are classified as discontinued operations for all periods.

K-12

On June 30, 2003, the Company and Educate, Inc. (“Educate”), a company newly-formed by Apollo Management, L.P., (“Apollo”) completed the sale to Educate of substantially all of the Company’s K-12 segment, including eSylvan Inc. and Connections Academy, Inc., which were investments previously held by Ventures (“Principal K-12 Disposal Group”).  As a result, the Company recorded a gain of $71,452, net of tax expense of $38,994, for the six months ended June 30, 2003.

WSI Business

During the second quarter of 2003, management committed to a plan to dispose of its WSI business.  The WSI business owns and operates English-language learning centers in four countries and is a master franchisor of English language learning centers in 21 countries.  The Company expects to sell WSI in 2004.  The Company recorded a loss of $23,756, net of tax benefit of $1,698, for the six months ended June 30, 2003 to reflect the assets of the business at the net realizable value.

Other

During the six months ended June 30, 2003, the Company recorded a loss on disposal of discontinued operations of $8,273, net of income tax benefit of $4,425, related to the write-off of the net assets of the Sylvan Learning Center operations in the United Kingdom and France.  During the fourth quarter of 2003, the Company made the decision to shut down Sylvan Learning Center operations in the United Kingdom. By December 31, 2003 all operations were terminated, the property leases were cancelled and the Company was in the process of dissolving the corporation.   In the first quarter of 2004, the Company completed the sale of the Sylvan Learning Center operations in France for solely contingent consideration.

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

Summarized operating results from the discontinued operations included in the Company’s statement of operations were as follows for the three months ended June 30:

	K-12		WSI		Other
	2004	2003	2004	2003	2004	2003
Revenues	$—	$68,182	$16,883	$13,456	$—	$277
Pretax income (loss) from discontinued operations	$(1,750)	$9,200	$(399)	$(5,615)	$(245)	$(915)

Summarized operating results from the discontinued operations included in the Company’s statement of operations were as follows for the six months ended June 30:

	K-12		WSI		Other
	2004	2003	2004	2003	2004	2003
Revenues	$—	129,032	$34,445	$27,176	$—	$481
Pretax income (loss) from discontinued operations	$(1,750)	14,221	$(828)	$(5,932)	$(2,521)	(1,883)

The accompanying balance sheets at June 30, 2004 and December 31, 2003 classify the assets and liabilities of the asset disposal groups based on the probable timing of sales proceeds.

Assets of WSI were as follows:

	WSI
	June 30, 2004	December 31, 2003
Current assets	$37,791	$37,348
Property and equipment, net	9,512	8,577
Goodwill	13,814	14,276
Other long-term assets	11,448	11,713
Assets of discontinued operations	$72,565	$71,914

The liabilities of WSI are not included in the WSI disposal group above because it is not certain that the future buyer of WSI will assume those liabilities.

Note 4 – Notes Receivable from Related Party

On April 27, 2004, the Company received payment in full on one of its notes receivable from Educate in the amount of $55,000 plus accrued interest of $5,461. The note receivable was originally issued on June 30, 2003 in partial consideration for the sale of the Company’s K-12 segment to Educate.  The subordinated note was originally recorded net of a $13,448 discount (“Educate note”).  The early retirement of the Educate note results in an accelerated recognition of the remaining unamortized original issue discount in the amount of $12,722, which has been included in investment and other income in the consolidated statements of income.

Note 5 - Other Intangible Assets

The following table summarizes the costs basis of other intangible assets as of June 30, 2004:

Other Intangible Assets

Subject to amortization:
Student roster	$13,133
Non-compete agreements	1,251
Other	623
Not subject to amortization:
Accreditation/tradename	81,221
Total	$96,228

Amortization expense for intangible assets was $1,101 and $1,919 for the three and six months ended June 30, 2004, respectively, and $370 and $896 for the three and six months ended June 30, 2003, respectively.  The estimated amortization expense for intangible assets for the remaining six-month period of 2004 is $2,308.  The estimated amortization expense for intangible assets for each of the five years subsequent to December 31, 2004 is as follows:  2005 - $3,208; 2006 - $2,540; 2007 - $866; 2008 - $9; and 2009 and beyond - $0.

Note 6 – Long Term Debt

Long-term debt consists of the following:

	June 30, 2004	December 31, 2003
Mortgage notes payable bearing interest at variable rates ranging from 2.95% to 8.5%	$41,011	$46,731
Notes payable secured by fixed assets, bearing interest at rates ranging from 2.95% to 3.65%	12,675	12,160
Long-term credit lines bearing interest at rates ranging from 4.75% to 14.40%	90	169
Capital lease agreements bearing interest rates ranging from 6.50% to 11.31%	3,171	3,525
Government loans bearing interest rates ranging from 3.00% to 4.69%	463	3,901
Various notes payable bearing interest at fixed rates ranging from 4.88% to 8.64%	27,720	29,436
Various notes payable bearing interest at variable rates ranging from 6.60% to 6.72%	5,062	832
	90,192	96,754
Less: current portion of long-term debt	20,199	21,654
	$69,993	$75,100

Note 7 – Income Taxes

The Company’s income tax provisions for all periods consist of federal, state, and foreign income taxes. The tax provisions for the three- and six-month periods ended June 30, 2004 and 2003 were based on the estimated effective tax rates applicable for the 2004 and 2003 full years, after giving effect to significant items related specifically to the interim periods including the mix of income for the period between higher and lower taxed jurisdictions.  Currently, on a full year basis, the effective tax rate for the Company for the year ending December 31, 2004 is expected to be 17%.  This forecasted rate has changed from the 18% rate estimated at the first quarter due to changes in the mix of earnings between higher and lower taxed jurisdictions, the impact of the early repayment of the Educate note on pretax earnings and foreign restructuring which allowed the Company to reduce foreign tax inefficiencies.  However, due to ongoing changes in the mix of earnings between higher and lower taxed jurisdictions, the Company’s consolidated effective tax rate may fluctuate in the remainder of 2004. The Company’s effective tax rate from continuing operations was 17.6% and 17.0% for the three and six months ended June 30, 2004, respectively and 18.1% and 29.2% for the three and six months ended June 30, 2003, respectively.

At June 30, 2004, undistributed earnings from continuing operations of non-U.S. subsidiaries totaled approximately $208,900. Deferred tax liabilities have not been recognized for these undistributed earnings because it is management’s intention to permanently reinvest such undistributed earnings outside of the United States.  If all undistributed earnings were remitted to the United States, the amount of incremental U.S. federal income taxes, net of foreign tax credits, would be approximately $39,200.

At June 30, 2004, undistributed gains on the sale of non-U.S. discontinued operations totaled approximately $213,900.  Deferred tax liabilities have not been recognized for these undistributed gains because it is management’s intention to permanently reinvest such undistributed gains outside of the U.S.  If all undistributed gains were remitted to the U.S., the amount of incremental U.S. federal income taxes, net of foreign tax credits, would be approximately $82,200.

Note 8 – Stockholders’ Equity

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2003	$450	$353,522	$292,978	$22,200	$669,150
Options exercised for purchase of 777 shares of common stock, including income tax benefit of $4,435	8	13,450			13,458
Issuance of 14 shares of common stock in connection with the Employee Stock Purchase Plan		151			151
Non-cash stock compensation		3,938			3,938
Comprehensive income:
Net income for the six months ended June 30, 2004			20,426		20,426
Foreign currency translation adjustment				(13,879)	(13,879)
Unrealized loss on available-for-sale securities				(207)	(207)
Total comprehensive income					6,340
Balance at June 30, 2004	$458	$371,061	$313,404	$8,114	$693,037

The components of stockholders’ equity are as follows:

During the quarter ended June 30, 2004, certain current and former employees were inadvertently permitted to exercise 203 stock options on a net share basis, whereby shares equal in value to the option strike price and the employee’s minimum tax withholding obligation were withheld by the Company (also known as a “cashless exercise”).  Under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, the use of in the money options to cover the strike price resulted in a new measurement date and, as a result, the Company recognized $1,049 of additional compensation expense in continuing operations and $1,436 of additional compensation in discontinued operations for the difference between the exercise price and the market value of the shares on date of exercise.  When the situation was discovered by management in May 2004, the Company discontinued the use this practice and, therefore, expects no further compensation charges from the exercise of employee stock options.

Note 9 – Comprehensive Income

The components of comprehensive income, net of related income taxes, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
		(Restated, Note 3)		(Restated, Note 3)
Net income	$20,810	$30,851	$20,426	$14,885
Foreign currency translation adjustment	(8,005)	10,310	(13,879)	11,300
Reclassification adjustment for foreign currency translation adjustments realized in net income	—	10,316	—	10,316
Unrealized (loss) gain on available-for-sale securities	(213)	48	(207)	65
Comprehensive income	$12,592	$51,525	$6,340	$36,566

Note 10 – Earnings (Loss) Per Share

The following table summarizes the computations of basic and diluted loss per common share:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
		(as restated – Note 3)		(as restated – Note 3)
Numerator used in basic and diluted loss per common share:
Income (loss) from continuing operations	$23,837	$(13,013)	$26,344	$(25,844)
Income (loss) from discontinued operations, net of tax	(3,027)	(776)	(5,918)	1,306
Gain on disposal of discontinued operations, net of tax	—	44,640	—	39,423
Net income available to common stockholders plus assumed conversions	$20,810	$30,851	$20,426	$14,885

Denominator:
Denominator for basic earnings per common share – weighted average shares outstanding	45,344	41,164	45,134	40,825
Effect of dilutive securities:
Stock options	2,787	—	2,673	—
Convertible debentures	—	—	—	—
Denominator for diluted earnings per common share – weighted average shares and effects of dilutive securities	48,131	41,164	47,807	40,825

Earnings (loss) per common share, basic:
Income (loss) from continuing operations	$0.53	$(0.32)	$0.58	$(0.63)
Income (loss) from discontinued operations, net of income taxes	(0.07)	(0.02)	(0.13)	0.03
Gain on disposal of discontinued operations, net of income taxes	—	1.08	—	0.97
Net income available to common stockholders	$0.46	$0.75	$0.45	$0.36

Earnings (loss) per common share, diluted:
Income (loss) from continuing operations plus assumed conversions	$0.50	$(0.32)	$0.55	$(0.63)
Income (loss) from discontinued operations, net of income taxes	(0.06)	(0.02)	(0.12)	0.03
Gain on disposal of discontinued operations, net of income taxes	—	1.08	—	0.97
Net income available to common stockholders plus assumed conversions	$0.43	$0.75	$0.43	$0.36

Outstanding stock options and convertible debentures were not included in the computation of earnings (loss) per share for the three and six months ended June 30, 2003 because they were anti-dilutive.  The number of shares of common stock issuable upon the exercise of stock options and the conversion of debentures was 1,801 and 6,037 for the three months ended June 30, 2003, respectively, and 1,131 and 6,037 for the six months ended June 30, 2003, respectively.

Note 11 – Contingencies and Commitments

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

Additional amounts of contingent consideration, not to exceed $10,000, are due the sellers of KIT equal to four times the average of the audited earnings before interest, income taxes, depreciation and amortization of KIT for the calendar years ending December 31, 2006 and 2007.  KIT was acquired on March 31, 2004.

Guarantees

Subsequent to the divestiture of the Principal K-12 Disposal Group, all leases related to Sylvan Learning Centers were renegotiated or assigned in the name of Educate during the third quarter of 2003.  Leases with remaining payments of $9,519 through December 2008 are guaranteed by the Company.  Under the terms of the Asset Purchase Agreement with Educate, the Company is indemnified against any losses suffered as a result of any lease guarantees.

Standby Letters of Credit

The Company has $3,028 outstanding in standby letters of credit.  The Company is self-insured for health care, workers compensation, and other insurable risks up to predetermined amounts above which third party insurance applies.  The Company is contingently liable to insurance carriers under certain of these policies and has provided a letter of credit in favor of the insurance carriers for approximately $1,300.  The Company has also issued a standby letter of credit in the amount of $1,400 assuring the collectibility of a $1,227 line of credit at AIEP, which is being used for working capital purposes.  The balance of the line of credit at June 30, 2004 is $589.

Commitments

In connection with the sale of the Company’s Principal K-12 Disposal Group to Educate, the Company entered into a three-year management service agreement with Educate, which will expire on June 30, 2006.  Under the terms of the agreement, Educate will provide certain support services, including, but not limited to, specified accounting, benefits, IT, human resources, purchasing and payroll services to Laureate.  Conversely, Laureate will provide certain support services, primarily in the areas of tax and treasury, to Educate.  The agreement requires the Company to pay a fixed fee, adjusted as appropriate based on increases to predetermined service volumes.  The net fee due to Educate on an annual basis is approximately $3,000.

Note 12 – Business Segment Information

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

The Campus Based segment has five higher education institutions with a broad curriculum in Mexico, Chile, Spain, and Central America, a highly specialized international business school in France, and hospitality schools (“Hospitality”) with operations in Switzerland, Spain, and China.  Campus Based higher education institutions currently enroll approximately 113,000 full-time students and offer more than 100 degree programs through 38 campuses.  The higher education institutions primarily serve 18- to 24-year-old students and offer an education that emphasizes career-oriented fields of study with undergraduate and graduate degrees in a wide range of disciplines, including international business, hotel management, health sciences, information technology and engineering. The Company believes that the higher education institutions benefit from strong academic reputations and brand awareness and established operating histories.  Each higher education institution also has flexible, non-tenured, teaching-focused faculty and is led by an experienced local management team.

Online Higher Education offers undergraduate and graduate degree programs to working professionals through distance learning.  Laureate’s Online Higher Education segment includes Canter, Walden, NTU, and KIT, which collectively offer degree programs including education, psychology, health and human services, management, engineering, and information technology.  Online Higher Education institutions currently enroll approximately 18,000 students.

Other represents results from the Ventures business, which was disbanded.

The Company evaluates performance and allocates resources based on operating income before corporate general and administrative expenses and income taxes.  Segment operating profit (loss) is calculated as net operating profit (loss) for operating segments.

The reportable segments are as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
		(Restated, see Note 3)		(Restated, see Note 3)
Operating revenues:
Campus Based	$123,616	$87,981	$231,088	$165,374
Online Higher Education	34,635	27,793	59,319	45,289
Other	—	468	—	903
	$158,251	$116,242	$290,407	$211,566

Segment operating profit (loss):
Campus Based	$24,831	$12,903	$34,260	$21,657
Online Higher Education	5,044	5,224	5,208	2,759
Other	—	(186)	—	(1,219)
	$29,875	$17,941	$39,468	$23,197

The following table reconciles the reported information on segment profit to income (loss) before income taxes, minority interest, and equity in net income (loss) of affiliates reported in the consolidated statements of income for the three and six months ended June 30, 2004:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
		(Restated, see Note 3)		(Restated, see Note 3)
Total profit for reportable segments	$29,875	$17,941	$39,468	$23,197
General and administrative expense	(5,431)	(6,680)	(10,720)	(13,450)
Non-cash stock compensation expense	(2,283)	(22,158)	(2,995)	(22,333)
Net non-operating income (expense)	14,151	(2,646)	16,255	(13,103)
Income (loss) from continuing operations before income taxes, minority interest, and equity in net income (loss) of affiliates	$36,312	$(13,543)	$42,008	$(25,689)

Revenue information of continuing operations by geographic area for the three and six months ended June 30 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
		(Restated, see Note 3)		(Restated, see Note 3)
Mexico	$34,452	$31,086	$79,784	$68,298
Spain	27,692	24,839	55,603	48,272
United States	32,277	28,261	56,960	46,192
Chile	45,973	20,173	64,308	24,904
Other foreign countries	17,857	11,883	33,752	23,900
Consolidated total	$158,251	$116,242	$290,407	$211,566

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

Overview

Laureate Education, Inc. (the “Company”) is focused exclusively on providing a superior higher education experience to over 131,000 students through the leading global network of accredited campus based and online higher education institutions.  The Company’s educational services are offered through two separate business segments: Campus Based and Online Higher Education segments.  The Campus Based segment owns or maintains controlling interests in nine separately accredited higher education institutions with locations in Mexico, Chile, Spain, Switzerland, France, Ecuador, Panama and Costa Rica.  The Online Higher Education segment provides career-oriented degree programs to approximately 18,000 students through Canter and Associates (“Canter”), Walden E-Learning, Inc. (“Walden”), National Technological University (“NTU”), and KIT eLearning BV (“KIT”).

On May 17, 2004, the Company changed its name from Sylvan Learning Systems, Inc. to Laureate Education, Inc.  The Company began trading under a new NASDAQ ticker symbol, LAUR, on May 18, 2004.

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

The following table is derived from the Company’s consolidated financial statements and represents financial information of the Company’s reportable segments for the three months ended June 30, 2004 and 2003, respectively (in thousands), excluding businesses held for disposal.

	Campus Based	Online Higher Education	Other (1)	Unallocated	Consolidated
	(in thousands)
June 30, 2004
Segment revenues	$123,616	$34,635	$—	$—	$158,251
Segment direct costs	(98,785)	(29,591)	—	—	(128,376)
Segment profit	24,831	5,044	—	—	29,875
Other operating expenses:
Non-cash stock compensation expense	—	—	—	(2,283)	(2,283)
General and administrative expenses	—	—	—	(5,431)	(5,431)
Operating income (loss)	$24,831	$5,044	$—	$(7,714)	$22,161

June 30, 2003 (as restated – Note 3)
Segment revenues	$87,981	$27,793	$468	$—	$116,242
Segment direct costs	(75,078)	(22,569)	(654)	—	(98,301)
Segment profit (loss)	12,903	5,224	(186)	—	17,941
Other operating expenses:
Non-cash stock compensation expense	—	—	—	(22,158)	(22,158)
General and administrative expenses	—	—	—	(6,680)	(6,680)
Operating income (loss)	$12,903	$5,224	$(186)	$(28,838)	$(10,897)

(1) Other represents results from the Ventures business, which was disbanded.

The following table is derived from the Company’s consolidated financial statements and represents financial information of the Company’s reportable segments for the six months ended June 30, 2004 and 2003, respectively (in thousands), excluding businesses held for disposal.

	Campus Based	Online Higher Education	Other (1)	Unallocated	Consolidated
	(in thousands)
June 30, 2004
Segment revenues	$231,088	$59,319	$—	$—	$290,407
Segment direct costs	(196,828)	(54,111)	—	—	(250,939)
Segment profit	34,260	5,208	—	—	39,468
Other operating expenses:
Non-cash stock compensation expense	—	—	—	(2,995)	(2,995)
General and administrative expenses	—	—	—	(10,720)	(10,720)
Operating income (loss)	$34,260	$5,208	$—	$(13,715)	$25,753

June 30, 2003 (as restated – Note 3)
Segment revenues	$165,374	$45,289	$903	$—	$211,566
Segment direct costs	(143,717)	(42,530)	(2,122)	—	(188,369)
Segment profit (loss)	21,657	2,759	(1,219)	—	23,197
Other operating expenses:
Non-cash stock compensation expense	—	—	—	(22,333)	(22,333)
General and administrative expenses	—	—	—	(13,450)	(13,450)
Operating income (loss)	$21,657	$2,759	$(1,219)	$(35,783)	$(12,586)

(1) Other represents results from the Ventures business, which was disbanded.

Comparison of results for the three months ended June 30, 2004 to results for the three months ended June 30, 2003.

Revenues.   Total revenues increased by $42.0 million, or 36%, to $158.3 million for the three months ended June 30, 2004 (the “2004 fiscal quarter”) from $116.2 million for the three months ended June 30, 2003 (the “2003 fiscal quarter”).  This revenue increase was due to growth in schools owned in both fiscal quarters (“organic growth”) of 18% in addition to acquisitions after April 1, 2003, of which the most significant was Universidad Andres Bello (“UNAB”) in Chile, acquired on May 30, 2003. The other acquisitions were Universidad Interamericana (“UI”) in Costa Rica and Panama, Academia de Idiomas y Estudios Profesionales (“AIEP”) in Chile, and KIT eLearning (“KIT”) in the Netherlands.

Campus Based revenue for the 2004 fiscal quarter increased by $35.6 million, or 41%, to $123.6 million compared to the 2003 fiscal quarter.  This increase was due to 19% organic growth in addition to incremental revenue from the acquisitions of UNAB, AIEP, and UI.  Enrollment increases in schools owned in both fiscal quarters added revenues of $16.8 million and incremental revenue from acquisitions added $16.9 million. The effects of tuition pricing increases were offset by the increase in working adult and Technical/Vocational programs which are priced at lower rates.  For the 2004 fiscal quarter, the effects of currency translations increased revenues by $1.9 million compared to the 2003 fiscal quarter, primarily due to the strengthening of the Euro, Chilean Peso, and Swiss Franc against the U.S. Dollar, partially offset by the decline of the Mexican Peso against the U.S. Dollar.  Campus Based revenue represented 78% of total revenues for the 2004 fiscal quarter and 76% for the 2003 fiscal quarter.

Online Higher Education revenue increased by $6.8 million, or 25%, to $34.6 million for the 2004 fiscal quarter compared to the 2003 fiscal quarter.  Enrollment increases, excluding KIT, added revenues of $2.0 million or 7%, the KIT acquisition added revenues of $2.4 million or 9%, price increases accounted for $1.4 million or 5%, and other factors, primarily a favorable change in degree program mix, added $1.0 million or 4%.  Online Higher Education revenue represented 22% of the total revenues for the 2004 fiscal quarter compared to 24% for the 2003 fiscal quarter.

Direct Costs.   Total direct costs of revenues increased $30.1 million, or 31%, to $128.4 million for the 2004 fiscal quarter from $98.3 million for the 2003 fiscal quarter.  Direct costs as a percentage of total revenues were 81% in the 2004 fiscal quarter compared to 85% in the 2003 fiscal quarter.  This margin improvement reflects increased fixed cost efficiencies as a result of higher enrollments at existing schools.

Campus Based direct costs increased by $23.7 million to $98.8 million, or 80% of Campus Based revenue, for the 2004 fiscal quarter, compared to $75.1 million, or 85% of Campus Based revenue for the 2003 fiscal quarter.  This margin improvement reflects increased fixed cost efficiencies as a result of higher enrollments at existing schools.  The increase in expenses reflected a $10.9 million increase in costs associated with increased enrollments at the higher education institutions, as well as an increase in expenses of $12.3 million due to the effect of the aforementioned acquisitions.  For the 2004 fiscal quarter, the effects of currency translations increased expenses by $0.5 million compared to the 2003 fiscal quarter, primarily due to the strengthening of the Euro, Chilean Peso, and Swiss Franc against the U.S. Dollar, partially offset by the decline of the Mexican Peso against the U.S. Dollar.

Online Higher Education direct costs increased by $7.0 million to $29.6 million, or 85% of Online Higher Education revenue, for the 2004 fiscal quarter compared to $22.6 million, or 81% of Online Higher Education revenue, for the 2003 fiscal quarter.  The increase in direct costs as a percentage of revenues was the result of lower profit margins at Canter due to accelerated recognition of marketing costs as required by the consolidation of Walden.

Other Operating Expenses.  Other expenses decreased by $21.1 million to $7.7 million for the 2004 fiscal quarter from $28.8 million for the 2003 fiscal quarter primarily due to the decrease in non-cash stock compensation expense.

Core operating segments general and administrative expenses decreased by $0.5 million in the 2004 fiscal quarter to $5.4 million from $5.9 million in the 2003 fiscal quarter.   As a result of the sale of the K-12 business, certain employees principally dedicated to servicing the K-12 segment became employed by Educate effective July 1, 2003.  Contemporaneously, a service agreement was executed by the Company for the contracting of certain administrative services from Educate.  Also, a sub-lease agreement was executed with Educate for certain space in the Company’s headquarters facility.  See “Contractual Obligations and Contingent Matters” for further description of these agreements. The reduction in core operating segment general and administrative expenses was a direct result of this reduction in labor costs and facilities costs, partially offset by expenses incurred under the services agreements.

Ventures had no general and administrative expenses in the 2004 fiscal quarter due to the sale of its investment portfolio and the related discontinuation of its administrative costs during the second quarter of 2003.  Ventures incurred $0.8 million of general and administrative expenses in the 2003 fiscal quarter related to management of its investment portfolio.

Non-cash stock compensation expense decreased $19.9 million for the 2004 fiscal quarter compared to the 2003 fiscal quarter.  During the 2003 fiscal quarter, the company recorded $21.7 million of compensation expense resulting from the exchange of employee stock options of a subsidiary for stock options to acquire Laureate common stock.   During the 2004 fiscal quarter, certain current and former employees were inadvertently permitted to exercise stock options on a net share basis, whereby shares equal in value to the option strike price and the employee’s minimum tax withholding obligation were withheld by the Company (also known as a “cashless exercise”).  Under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, the use of in the money options to cover the strike price resulted in a new measurement date and, as a result, the Company recognized $1.1 million of additional compensation expense in continuing operations for the difference between the exercise price and the market value of the shares on date of exercise.  When the situation was discovered by management in May 2004, the Company discontinued

the use this practice and, therefore, expects no further compensation charges from the exercise of employee stock options.

Non-Operating Income/Expenses.  Non-operating income/expenses changed to income of $14.2 million for the 2004 fiscal quarter from an expense of $2.6 million in the 2003 fiscal quarter primarily due to income recognized in connection with the early repayment in full of a $55.0 million note receivable from Educate plus accrued interest.  The note receivable was originally issued on June 30, 2003 in partial consideration for the sale of the Company’s K-12 segment to Educate and was originally recorded net of a $13.4 million discount (“Educate note”).

Investment and other income increased $15.8 million to $16.0 million from $0.2 million in the 2003 fiscal quarter. In connection with the repayment of the Educate note, the Company recorded income of $12.7 million due to the accelerated recognition of the remaining unamortized original issue discount.  In addition, interest income increased $0.9 million due to higher cash balances and interest earned on the Educate note prior to the repayment in the 2004 fiscal quarter.

Interest expense decreased $1.6 million due primarily to the retirement and conversion of $95.0 million of convertible debentures in 2003, offset by interest expense related to debt incurred in connection with the 2003 UNAB acquisition.

Income Taxes.  The Company has operations in multiple countries, many of which have statutory tax rates lower than the United States.  Since approximately 80% of the Company’s revenues are generated outside the United States, the impact of generally lower tax rates in these foreign jurisdictions results in an effective tax rate significantly lower than the United States statutory rate as outlined in Note 7 to the consolidated financial statements.

The effective tax rate remained consistent at 18% for both the 2003 and 2004 fiscal quarters.

Comparison of results for the six months ended June 30, 2004 to results for the six months ended June 30, 2003.

Revenues.   Total revenues increased by $78.8 million, or 37%, to $290.4 million for the six months ended June 30, 2004 (the “2004 fiscal six-month period”) from $211.6 million for the six months ended June 30, 2003 (the “2003 fiscal six-month period”). This revenue increase was due to 17% organic growth in addition to acquisitions after January 1, 2003, of which the most significant was UNAB in Chile, acquired on May 30, 2003. The other acquisitions were UI in Costa Rica and Panama, AIEP in Chile, and KIT in the Netherlands.

Campus Based revenue for the 2004 fiscal six-month period increased by $65.7 million, or 40%, to $231.1 million compared to the 2003 fiscal six month period.  This increase was primarily due to 17% organic growth in addition to higher enrollments and incremental revenues from the acquisitions of UNAB, AIEP, and UI. Enrollment increases in schools owned in both fiscal six month periods added revenues of $28.3 million and incremental revenue from acquisitions added $27.4 million.   The effects of tuition pricing increases and course mix added revenues of $2.2 million, or 1.4% in the 2004 fiscal six month period compared to the 2003 fiscal six month period.   For the 2004 fiscal six month period, the effects of currency translations increased revenues by $7.8 million compared to the 2003 fiscal six month period, primarily due to the strengthening of the Euro, Chilean Peso, and Swiss Franc against the U.S. Dollar, partially offset by the decline of the Mexican Peso against the U.S. Dollar.  Campus Based revenue represented 80% of total revenues for the 2004 fiscal six month period and 78% for the 2003 fiscal six month period.

Online Higher Education revenue increased by $14.0 million, or 31%, to $59.3 million for the 2004 fiscal six month period compared to the 2003 fiscal six month period.  Enrollment increases, excluding KIT, added revenues of $3.2 million or 7%, the KIT acquisition added revenues of $2.4 million or 5%, price increases accounted for $2.3 million or 5%, and other factors, primarily increased revenue shared from Walden and a favorable change in degree program mix, added $6.1 million or 14%.  Online Higher Education revenue represented 20% of the total company revenues for the 2004 fiscal six month period compared to 21% for the 2003 fiscal six month period.

Direct Costs.   Total direct costs of revenues from continuing operations increased $62.6 million, or 33%, to $250.9 million for the 2004 fiscal six-month period, from $188.4 million for the 2003 fiscal six-month period.  Direct costs as a percentage of total revenues were 86% in the 2004 fiscal six-month period compared to 89% in the 2003 fiscal six-month period.  This margin improvement reflects increased fixed cost efficiencies as a result of higher enrollments at existing schools.

Campus Based direct costs increased by $53.1 million to $196.8 million, or 85% of Campus Based revenue, for the 2004 fiscal six-month period, compared to $143.7 million, or 87% of Campus Based revenue for the 2003 fiscal six-month period.  The increase in expenses reflected the increased enrollments and operating activities at the higher education institutions compared to the 2003 fiscal six-month period, which increased expenses by $21.4 million, and the effect of the aforementioned acquisitions, which increased expenses by $25.9 million.  For the 2004 fiscal six-month period, the effects of currency translations increased expenses by $5.8 million compared to the 2003 fiscal six month period, primarily due to the strengthening of the Euro, Chilean Peso, and Swiss Franc against the U.S. Dollar, partially offset by the decline of the Mexican Peso against the U.S. Dollar.  This margin improvement reflects increased fixed cost efficiencies as a result of higher enrollments at existing schools.

Online Higher Education direct costs increased by $11.6 million to $54.1 million, or 91% of Online Higher Education revenue, for the 2004 fiscal six-month period compared to $42.5 million, or 94% of Online Higher Education revenue, for the 2003 fiscal six-month period.  The decrease in direct costs as a percentage of revenues was the result of improved Walden margins resulting from higher enrollment volume and cost containment efforts at NTU, partially offset by Canter’s accelerated recognition of marketing costs as required by the consolidation of Walden.

Other Operating Expenses.  Other expenses decreased by $22.1 million to $13.7 million for the 2004 fiscal six month period from $35.8 million for the 2003 fiscal six month period.  The decrease in other operating expenses related primarily to the decrease of non-cash stock compensation expense.

Core operating segments general and administrative expenses decreased by $1.0 million in the 2004 fiscal six month period to $10.7 million from $11.7 million in the 2003 fiscal six month period.   As a result of the sale of the K-12 business, certain employees principally dedicated to servicing the K-12 segment became employed by Educate effective July 1, 2003.  Contemporaneously, a service agreement was executed by the Company for the contracting of certain administrative services from Educate.  Also, a sub-lease agreement was executed with Educate for certain space in the Company’s headquarters facility.  See “Contractual Obligations and Contingent Matters” for further description of these agreements. The reduction in core operating segment general and administrative expenses was a direct result of this reduction in labor costs and facilities costs, partially offset by expenses incurred under the services agreements.

Ventures had no general and administrative expenses in the 2004 fiscal six month period due to the sale of its investment portfolio and the related discontinuation of its administrative costs during the second quarter of 2003.  Ventures incurred $1.8 million of general and administrative expenses in the 2003 fiscal six month period related to management of its investment portfolio.

Non-cash stock compensation expense decreased $19.3 million for the 2004 fiscal six month period compared to the 2003 fiscal six month period.  During the 2003 fiscal six month period, the company recorded $21.7 million of compensation expense resulting from the exchange of employee stock options of a subsidiary for stock options to acquire Laureate common stock.   During the 2004 fiscal six month period, certain employees were inadvertently permitted to exercise stock options on a net share basis, whereby shares equal in value to the option strike price and the employee’s minimum tax withholding obligation were withheld by the Company (also known as a “cashless exercise”).  Under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, the use of in the money options to cover the strike price resulted in a new measurement date and, as a result, the Company recognized $1.1 million of additional compensation expense for the difference between the exercise price and the market value of the shares on date of exercise.  When the situation was discovered by management in May 2004, the Company discontinued the use of this practice and, therefore, expects no further compensation charges from the exercise of employee stock options.

Non-Operating Income/Expenses.  Non-operating income/expenses changed to income of $16.3 million for the 2004 fiscal six month period from an expense of $13.1 million in the 2003 fiscal six month period.  This change is attributable to income recognized in connection with the early repayment of the Educate note in the 2004 fiscal six month period and a loss on investments of $8.4 million in the 2003 fiscal six month period.

Ventures loss on investment of $8.4 million was primarily attributable to the write-off of the investment in ClubMom, Inc. during the 2003 fiscal six month period.

Investment and other income increased $18.7 million to $19.3 million from $0.6 million in the 2003 fiscal six month period.  In connection with the repayment of the Educate note, the Company recorded income of $12.7 million due to the accelerated recognition of the remaining unamortized original issue discount.  The remaining increase in investment and other income is primarily due to interest earned on the Educate note prior to the repayment.

Interest expense decreased $2.4 million due primarily to the retirement and conversion of $95.0 million of convertible debentures in 2003, offset by interest expense related to debt incurred in connection with the 2003 UNAB acquisition.

Equity in Net Income (Loss) of Affiliates.  Equity in net income (loss) of affiliates, net of income taxes, increased $3.9 million for the 2004 fiscal six month period compared to the 2003 fiscal six month period.  This increase was primarily due to the $6.7 million pre-tax write-down of Ventures’ equity investment in Chancery Software Limited as a result of its sale to a third party for contingent consideration.

Income Taxes.  The Company has operations in multiple countries, many of which have statutory tax rates lower than the United States.  Since approximately 80% of the Company’s revenues are generated outside the United States, the impact of generally lower tax rates in these foreign jurisdictions results in an effective tax rate significantly lower than the United States statutory rate as outlined in Note 7 to the consolidated financial statements.

The effective tax rate for the 2003 fiscal six month period was 29% as compared to 17% for the 2004 fiscal six month period. This difference in the effective rates is due to the greater proportion of expenses being incurred in higher tax jurisdictions, such as the U.S., in the 2003 fiscal six month period coupled with the continuing increase in the income from operations in the lower-tax jurisdictions.

Liquidity and Capital Resources

Cash provided by operations was $48.2 million for the 2004 fiscal six month period, compared to $40.4 million for the 2003 fiscal six month period.  The reported net income in the 2004 fiscal six month period of $20.4 million included significant non-cash expenses and charges, primarily depreciation and amortization of $17.6 million, non-cash stock compensation expense of $4.4 million, minority interest of $8.5 million, offset by the acceleration of the original issue discount on the repayment of the Educate note of $12.7 million.  The reported 2003 fiscal six month period net income of $14.9 million included significant non-cash expenses and charges such as depreciation and amortization of $16.5 million, loss of Ventures investments held for sale of $8.4 million, non-cash stock compensation expense of $26.9 million, equity in net loss of affiliates of $7.6 million, minority interest of $3.8 million, offset by the net gain on disposal of discontinued operations of $39.4 million.  Cash provided by working capital activity totaled $3.2 million in the 2004 fiscal six month period, compared to $5.8 million in the 2003 fiscal six month period.

Cash used in investing activities was $23.8 million for the 2004 fiscal six month period, compared to cash provided by investing activities of $40.6 million for the 2003 fiscal six month period.  The 2004 investment activity consisted primarily of proceeds from the early repayment of a note receivable of $55.0 million and a change in investment in and advances to affiliates and other investments of $2.2 million.  These cash inflows were offset by purchases of property and equipment of $48.1 million, net purchases of available-for-sale securities of $20.8 million, net cash paid for acquired businesses of $9.7 million, and expenditures for deferred costs and other assets of $2.4 million.  The 2003 fiscal six month period investment activity was primarily the result of net cash proceeds from the K-12 disposal group of $95.1 million and net proceeds from the sale of available-for-sale securities of $17.1 million, offset by purchases of property and equipment of $27.5 million, net cash paid for acquired businesses of $39.0 million and expenditures for deferred costs and other assets of $4.6 million.

Cash provided by financing activities was $9.0 million in the 2004 fiscal six month period, compared to cash used in financing activities of $1.0 million in the 2003 fiscal six month period.  The 2004 financing activity related primarily to cash received from the exercise of options of $9.0 million, cash received from minority partners of $1.6 million, and a change in long-term liabilities of $1.9 million.  These cash inflows were partially offset by net payments of long-term debt of $3.7 million.  The 2003 fiscal six month period financing activity related primarily to cash received from the exercise of options of $1.5 million and cash received from minority partners of $2.3 million, more than offset by net payments of long-term debt of $4.2 million.

The Company anticipates that cash flow from operations, available cash and existing credit facilities will be sufficient to meet its operating requirements, including expansion of its existing business, funding higher education institution acquisitions, and payment of contingent consideration.  The Company continues to examine opportunities in the educational services industry for potential synergistic acquisitions.  The Company expects that existing capital resources (including credit facilities) will be sufficient to continue to acquire businesses in the educational services industry for at least the next several years.  However, if the Company were to pursue a number of large acquisitions, additional debt or equity capital may be required.  The Company cannot be certain that this capital would be available on attractive terms, if at all.

Contractual Obligations and Contingent Matters

The following tables reflect the Company’s contractual obligations and other commercial commitments as of June 30, 2004 (amounts in thousands):

	Payments Due by Period
	(in thousands)
Contractual Obligations	Total	Due in less than 1 year	Due in 1-3 years	Due in 4-5 years	Due after 5 years
Long-term debt, including current portion (1)	$90,192	$20,199	$28,727	$3,101	$38,165
Operating leases	220,229	22,792	63,954	35,799	97,684
Due to shareholders of acquired companies	32,513	8,906	23,607	—	—
Other long term liabilities (2)	6,000	3,000	3,000	—	—
Total contractual cash obligations of continuing operations	$348,934	$54,897	$119,288	$38,900	$135,849
Operating leases of discontinued operations	$5,840	$2,052	$3,092	$680	$16

	Amount of Commitment Expiration Per Period
	(in thousands)
Commercial Commitments	Total Amounts Committed	Due in less than 1year	Due in 1-3 years	Due in 4-5 years	Due after 5 years
Lines of credit	$—	$—	$—	$—	$—
Guarantees (3)	9,519	5,049	4,470	—	—
Standby letters of credit (4)	3,028	1,628	1,400	—	—
Total commercial commitments of continuing operations	$12,547	$6,677	$5,870	$—	$—
Lines of credit of discontinued operations	$143	$143	$—	$—	$—

(1) Effective June 30, 2003, the Company entered into an unsecured line of credit agreement of $30.0 million, with a $5.0 million sub-limit for standby letters of credit, which is intended for working capital purposes.  The line of credit expires August 2004.  There were no borrowings under the line of credit as of June 30, 2004.  Individual units in Campus Based operations have unsecured lines of credit, which total $23.1 million, primarily for working capital purposes.  The outstanding balance on the Campus Based lines of credit was $5.3 million and are included in the current portion of long-term debt balances.

(2) In connection with the sale of substantially all of the Company’s K-12 segment to Educate, the Company entered into a three-year management service agreement with Educate.  Under the terms of the agreement, Educate will provide certain support services, including, but not limited to, specified accounting, benefits, IT, human resources, purchasing and payroll services to Laureate.  Conversely, Laureate will provide certain support services, primarily in the areas of tax and treasury, to Educate.  The agreement is based on a fixed-fee, adjusted as appropriate based on increases to predetermined service volumes.  The net fee due to Educate on an annual basis is approximately $3.0 million.

(3) Subsequent to the divestiture of the K-12 disposal group, all leases related to Sylvan Learning Centers were renegotiated or assigned in the name of Educate during the third quarter of 2003.    Leases with remaining payments of $9.5 million through December 2008 are guaranteed by the Company.  Under the terms of the Asset Purchase Agreement with Educate, the Company is indemnified against any losses suffered as a result of any lease guarantees.

(4) The Company has $3.0 million outstanding in standby letters of credit.  The Company is self-insured for health care, workers compensation, and other insurable risks up to predetermined amounts above which third party insurance applies.  The Company is contingently liable to insurance carriers under certain of these policies and has provided a letter of credit in favor of the insurance carriers for approximately $1.3 million.  The Company has also issued a standby letter of credit in the amount of $1.4 million assuring the collectibility of a $1.2 million line of credit at AIEP, which is being used for working capital purposes.  The balance of the line of credit at June 30, 2004 is $0.6 million.

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

Additional amounts of contingent consideration, not to exceed $10.0 million, are due the sellers of KIT equal to four times the average of the audited earnings before interest, income taxes, depreciation and amortization of KIT for the calendar years ending December 31, 2006 and 2007.  KIT was acquired on March 31, 2004.

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

Foreign Currency Risk

The Company derives approximately 80% of its revenues from sources outside the United States.  This business is transacted through a network of international subsidiaries, generally in the local currency that is considered the functional currency of that foreign subsidiary.  Expenses are also incurred in the foreign currencies to match revenues earned, which minimizes the Company’s exchange rate exposure to operating margins.  A hypothetical 10% adverse change in average annual foreign currency exchange rates would have decreased operating income and cash flows for the 2004 fiscal six month period by $4.2 million. The Company generally views its investment in its foreign subsidiaries as long-term. The effects of a change in foreign currency exchange rates on the Company’s net investment in foreign subsidiaries are reflected in other comprehensive income (loss) on the Company’s balance sheets.  A 10% depreciation in functional currencies relative to the U.S. dollar would have resulted in a decrease in the Company’s net investment in foreign subsidiaries of approximately $36.8 million at June 30, 2004.

Interest Rate Risk

The Company holds its cash and cash equivalents in high quality, short-term, fixed income securities.  Consequently, the fair value of the Company’s cash and cash equivalents would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due to the short-term nature of the Company’s portfolio.  The Company’s long-term revolving credit facility bears interest at variable rates, and the fair value of this instrument is not significantly affected by changes in market interest rates.  A 100 basis point decrease in interest rates would have reduced net interest income for the 2004 fiscal three-month period by approximately $0.6 million.

The table below provides information about the Company’s financial instruments that are sensitive to changes in interest rates.  The table presents cash flows of weighted-average interest rates and principal payments for the six months ended June 30.  The fair value of the debt below approximates book value.

Total debt and due to shareholders of acquired companies:

(in millions)	2005	2006	2007	2008	2009	2010	Thereafter	Total
Fixed rate (Chilean peso)	$11.5	$13.8	$17.6	$5.1	$0.1	$0.1	$0.3	$48.5
Average interest rate	6.2%	6.3%	6.3%	6.4%	8.5%	8.5%	8.5%	—
Fixed rate (Swiss franc)	1.0	0.9	0.3	0.3	0.3	0.3	24.5	27.6
Average interest rate	2.7%	2.8%	2.8%	2.7%	2.8%	2.7%	2.7%	—
Fixed rate (Euro)	0.9	0.9	1.0	0.2	1.9	—	—	4.9
Average interest rate	2.6%	2.1%	—	—	—	—	—	—
Fixed rate (Other)	0.9	0.5	4.0	—	—	—	—	5.4
Average interest rate	5.9%	6.0%	6.0%	—	—	—	—	—
Variable rate (Chilean peso)	5.3	0.2	0.2	0.2	0.2	0.2	0.9	7.2
Average interest rate (1)	3.6%	1.8%	1.8%	1.8%	1.8%	1.8%	1.8%	—
Variable rate (Swiss franc)	4.6	2.2	1.8	—	—	—	12.5	21.1
Average interest rate (1)	3.9%	4.0%	4.1%	—	—	—	4.1%	—
Variable rate (Euro)	4.0	0.3	—	—	—	—	—	4.3
Average interest rate (1)	3.9%	3.8%	—	—	—	—	—	—
Variable rate (Other)	0.9	0.9	0.9	0.9	0.1	—	—	3.7
Average interest rate (1)	6.5%	4.0%	4.1%	4.2%	4.7%	—	—	—

(1) The weighted-average interest rates for the variable debt was calculated using the interest rate in effect as of June 30, 2004 for each debt instrument.

All the potential impacts noted above are based on sensitivity analyses performed on the Company’s financial position at June 30, 2004.  Actual results may differ materially.

ITEM 4.  CONTROLS AND PROCEDURES

The Company’s management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14d of the Securities Exchange Act of 1934, as amended) as of June 30, 2004.  Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Form 10-Q quarterly report has been appropriately recorded, processed, summarized and reported.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

The Company’s management, including the principal executive and principal financial officers, has evaluated any changes in the internal controls over financial reporting that occurred during the quarter ended June 30, 2004, and has concluded that there was no change that occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonable likely to materially affect, the internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS

None.

ITEM 2.                  CHANGES IN SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3.                  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)              The Company held its Annual Meeting of Stockholders on June 25, 2004.

(b)             The following sets forth information regarding each matter voted upon at the Annual Meeting.  There were 45,134,865 shares of common stock outstanding as of April 16, 2004, the record date for, and entitled to vote at, the Annual Meeting.

Proposal No. 1.  The stockholders approved election of all of the nominees to the board of directors.  The tabulation of votes on this proposal was as follows:

Nominee	For	Withheld

Douglas L. Becker	37,926,445	972,285
James H. McGuire	37,439,179	1,459,551
Richard W. Riley	38,548,035	350,695

Proposal No. 2.  The stockholders ratified the selection of Ernst & Young, LLP as the Company’s independent auditors for the year ending December 31, 2004.  The tabulation of votes on this proposal was as follows:

For Approval	37,590,387
Against Approval	1,224,566
Abstain	83,777
Total Shares Voted	38,898,730

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

(b)             Reports on Form 8-K

On April 22, 2004, the Company filed a Current Report on Form 8-K, furnished under Item 12 —Disclosure of Results of Operations and Financial Condition, its financial results for the first quarter ended March 31, 2004.

On May 17, 2004, the Company filed a Current Report on Form 8-K, furnished under Item 5 — Other Events, a press release announcing its new name, Laureate Education, Inc., and announcing the change of its NASDAQ ticker symbol to LAUR effective May 18, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Laureate Education, Inc.

Date: August 6, 2004	/s/ Sean R. Creamer
Sean R. Creamer, Senior Vice President and Chief Financial Officer