Form 10-Q
period 2004-09-30
LAUREATE EDUCATION, INC.
filed 2004-11-04
CIK 912766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

for the quarter ended September 30, 2004
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

The registrant had 48,303,816 shares of Common Stock outstanding as of November 1, 2004.

LAUREATE EDUCATION, INC.

i

LAUREATE EDUCATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollar and share amounts in thousands, except per share data)

	September 30, 2004	December 31, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$90,750	$92,145
Available-for-sale securities	30,667	16,765

Receivables:
Accounts receivable	71,695	90,636
Notes receivable	54,278	44,240
Other receivables	21,779	7,366
	147,752	142,242
Allowance for doubtful accounts	(20,258)	(15,550)
	127,494	126,692

Inventory	4,074	3,375
Income tax receivable	18,193	16,542
Prepaid expenses and other current assets	16,920	14,338
Total current assets	288,098	269,857

Notes receivable from related party, net of discount of $797 and $14,024 at September 30, 2004 and December 31, 2003, respectively	1,558	43,155
Other notes receivable, less current portion	31,053	12,761

Property and equipment:
Land	70,693	68,441
Buildings	222,085	179,911
Construction in-progress	16,029	30,578
Furniture, computer equipment and software	138,564	110,852
Leasehold improvements	49,547	39,824
	496,918	429,606
Accumulated depreciation and amortization	(81,903)	(63,756)
	415,015	365,850
Intangible assets:
Goodwill	345,426	233,561
Other intangible assets, net of accumulated amortization of $7,371 and $4,519 at September 30, 2004 and December 31, 2003, respectively	113,808	88,634
	459,234	322,195

Deferred income taxes	12,080	29,760
Deferred costs, net of accumulated amortization of $9,047 and $6,663 at September 30, 2004 and December 31, 2003, respectively	14,278	11,901
Other assets	19,990	22,521
Assets of discontinued operations	76,676	71,914
Total assets	$1,317,982	$1,149,914

See accompanying notes to financial statements.

	September 30, 2004	December 31, 2003
	(Unaudited)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$37,190	$33,992
Accrued expenses	86,205	76,080
Income tax payable	1,077	20,346
Current portion of long-term debt	31,490	21,654
Due to shareholders of acquired companies	28,458	4,747
Deferred revenue	157,593	152,922
Deferred income taxes	—	204
Other current liabilities	950	3,022
Total current liabilities	342,963	312,967

Long-term debt, less current portion	73,081	75,100
Due to shareholders of acquired companies, less current portion	27,517	29,941
Other long-term liabilities	17,105	16,765
Total liabilities	460,666	434,773

Commitments and contingent liabilities	—	—

Minority interest	53,220	45,991

Stockholders’ equity:
Preferred stock, par value $.01 per share – authorized 10,000 shares, no shares issued and outstanding as of September 30, 2004 and December 31, 2003	—	—
Common stock, par value $.01 per share – authorized 90,000 shares, issued and outstanding shares of 48,633 and 44,984 as of September 30, 2004 and December 31, 2003, respectively	486	450
Additional paid-in capital	464,666	353,522
Retained earnings	322,738	292,978
Accumulated other comprehensive income	16,206	22,200
Total stockholders’ equity	804,096	669,150

Total liabilities and stockholders’ equity	$1,317,982	$1,149,914

See accompanying notes to financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Dollar and share amounts in thousands, except per share data)

	Three months ended September 30,
	2004	2003
	(Unaudited)
		(as restated - Note 3)
Revenues	$146,110	$106,327

Costs and expenses
Direct costs	122,063	92,101
General and administrative expenses	5,450	2,592
Non-cash stock compensation expense (1)	891	355
Total costs and expenses	128,404	95,048

Operating income	17,706	11,279

Other income (expense)
Investment and other income	1,160	3,143
Interest expense	(2,067)	(1,858)
Foreign currency exchange loss	(509)	(27)
	(1,416)	1,258
Income from continuing operations before income taxes, minority interest, and equity in net income of affiliates	16,290	12,537
Income tax expense	(2,795)	(3,704)
Minority interest in income of consolidated subsidiaries, net of tax	(4,192)	(2,753)
Equity in net income of affiliates, net of tax	—	44

Income from continuing operations	9,303	6,124
Income (loss) from discontinued operations, net of income tax benefit of $974 in 2004 and $285 in 2003	31	(699)

Net income	$9,334	$5,425

Earnings per common share, basic:
Income from continuing operations	$0.20	$0.14
Net income	$0.20	$0.13

Earnings per common share, diluted:
Income from continuing operations	$0.19	$0.13
Net income	$0.19	$0.12

(1) Composition of non-cash stock compensation expense:

Direct costs	$714	$338
General and administrative expenses	177	17
Total	$891	$355

See accompanying notes to financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Dollar and share amounts in thousands, except per share data)

	Nine months ended September 30,
	2004	2003
	(Unaudited)
		(as restated - Note 3)
Revenues
Core operating segments	$436,517	$316,990
Ventures	—	903
Total revenues	436,517	317,893

Costs and expenses
Direct costs:
Core operating segments	373,002	278,348
Ventures	—	2,122
General and administrative expenses:
Core operating segments	16,170	14,286
Ventures	—	1,756
Non-cash stock compensation expense (1)	3,886	22,688
Total costs and expenses	393,058	319,200

Operating income (loss)	43,459	(1,307)

Other income (expense)
Investment and other income	20,505	3,734
Interest expense	(5,220)	(7,394)
Ventures investment loss	—	(8,394)
Foreign currency exchange gain (loss)	(446)	209
	14,839	(11,845)
Income (loss) from continuing operations before income taxes, minority interest, and equity in net income (loss) of affiliates	58,298	(13,152)
Income tax benefit (expense)	(9,911)	3,790
Minority interest in (income) loss of consolidated subsidiaries, net of tax:
Ventures	—	487
Other	(12,732)	(7,009)
	(12,732)	(6,522)
Equity in net income (loss) of affiliates, net of tax:
Ventures	—	(3,991)
Other	(8)	155
	(8)	(3,836)
Income (loss) from continuing operations	35,647	(19,720)
Income (loss) from discontinued operations, net of income tax expense (benefit) of ($155) in 2004 and $4,815 in 2003	(5,887)	607
Gain on disposal of discontinued operations, net of income tax expense of $32,871 in 2003	—	39,423

Net income	$29,760	$20,310

Earnings (loss) per common share, basic:
Income (loss) from continuing operations	$0.78	$(0.48)
Net income	$0.65	$0.49

Earnings (loss) per common share, diluted:
Income (loss) from continuing operations	$0.74	$(0.48)
Net income	$0.62	$0.49

(1) Composition of non-cash stock compensation expense:

Direct costs	$2,105	$7,505
General and administrative expenses	1,781	15,183
Total	$3,886	$22,688

See accompanying notes to financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

	Nine months ended September 30,
	2004	2003
	(Unaudited)

Operating activities
Net income	$29,760	$20,310
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	22,176	19,127
Amortization	8,116	4,408
Gain on disposal of discontinued operations	—	(39,423)
Non-cash stock compensation expense - continuing operations	3,886	22,688
Non-cash stock compensation expense - discontinued operations	1,436	4,599
Acceleration of original issue discount on note receivable repayment	(12,722)	—
Impairment of assets held for sale	—	8,394
Loss on assets sold	—	(318)
Minority interest in consolidated subsidiaries	12,732	6,522
Equity in net loss of affiliates	8	7,583
Deferred income taxes	9,466	(5,847)
Other non-cash items	(1,711)	1,550
Changes in operating assets and liabilities:
Receivables	7,408	13,487
Inventory, prepaid expenses and other current assets	(2,165)	(2,200)
Accounts payable and accrued expenses	6,419	2,270
Income taxes payable	(15,305)	(27,190)
Deferred revenue and other current liabilities	(5,044)	(18,692)
Net cash provided by operating activities	64,460	17,268

Investing activities
Purchase of available-for-sale securities	(52,129)	(50,086)
Proceeds from sale or maturity of available-for-sale securities	39,605	36,859
Change in investment in and advances to affiliates and other investments	2,128	(813)
Purchase of property and equipment, net	(74,038)	(64,051)
Proceeds from repayment of related party notes receivable	55,247	—
Cash loaned in exchange for Kendall notes receivable	(12,000)	—
Proceeds from sale of principal K-12 disposal group	—	95,121
Cash paid for acquisitions, net of cash acquired	(19,956)	(37,886)
Payment of contingent consideration for prior period acquisitions	(1,349)	(4,963)
Expenditures for deferred costs	(7,941)	(3,353)
Increase in other assets	(321)	(2,272)
Net cash used in investing activities	(70,754)	(31,444)

Financing activities
Proceeds from exercise of options	11,454	10,132
Proceeds from issuance of common stock	151	—
Proceeds from issuance of long-term debt	31,581	5,326
Payments on long-term debt	(36,975)	(12,033)
Cash received from minority interest members	1,595	2,263
Change in long-term liabilities	2,824	(929)
Net cash provided by financing activities	10,630	4,759
Effects of exchange rate changes on cash	(3,319)	(4,308)

Net change in cash and cash equivalents	1,017	(13,725)
Cash and cash equivalents at beginning of period	98,388	104,685
Cash and cash equivalents at end of period	$99,405	$90,960

Cash and cash equivalents classified as:
Continuing operations	$90,750	$77,512
Discontinued operations	8,655	13,448
Cash and cash equivalents at end of period	$99,405	$90,960

See accompanying notes to financial statements.

Laureate Education, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollar and share amounts in thousands, except per share amounts)

September 30, 2004

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three- and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.  The traditional semester programs in the education industry, with a summer break, result in large seasonality in the operating results of Laureate Education, Inc. (the “Company”).  The consolidated balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The Company is focused exclusively on providing a superior higher education experience to over 154,000 students through the leading global network of accredited campus-based and online higher education institutions (“higher education institutions”).

The Company’s educational offerings are delivered through two separate business segments: a campus-based university segment (“Campus Based”) and an online segment (“Laureate Online”, formerly Online Higher Education).  The Campus Based segment owns or maintains controlling interests in ten separately accredited higher education institutions with locations in Mexico, Chile, Spain, Switzerland, Peru, France, Ecuador, Panama, and Costa Rica. The Laureate Online segment provides career-oriented degree programs to working adult students through Canter and Associates (“Canter”), Walden E-Learning, Inc. (“Walden”), National Technological University (“NTU”), and KIT eLearning BV (“KIT”).

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods.

The Company’s pro forma information is as follows for the three months ended:

	September 30,
	2004	2003
Net income, as reported	$9,334	$5,425
Stock-based employee compensation expense included in net income as reported, net of tax	533	188
Stock-based employee compensation expense as if the fair value method had been applied, net of tax	(1,198)	3
Pro forma net income	$8,669	$5,616

Income per share, basic:
As reported	$0.20	$0.13
Pro forma	$0.19	$0.13

Income per share, diluted:
As reported	$0.19	$0.12
Pro forma	$0.18	$0.12

The Company’s pro forma information is as follows for the nine months ended:

	September 30,
	2004	2003
Net income, as reported	$29,760	$20,310
Stock-based employee compensation expense included in net income as reported, net of tax	3,193	16,045
Stock-based employee compensation expense as if the fair value method had been applied, net of tax	(3,995)	(8,128)
Pro forma net income	$28,958	$28,227

Income per share, basic:
As reported	$0.65	$0.49
Pro forma	$0.64	$0.68

Income per share, diluted:
As reported	$0.62	$0.49
Pro forma	$0.60	$0.68

Note 3 – Discontinued Operations

During 2003, the Company sold or abandoned its K-12 educational services businesses (“K-12”) and committed to a plan to sell its Wall Street Institute (“WSI”) business.  During 2004, the Company terminated its program in India.  The operations and cash flows of the business components comprising K-12, WSI, and India were or will be eliminated from ongoing operations as a result of the sale, abandonment or pending sale, and the Company will not have any significant continuing involvement in the operations after the disposal transactions. Therefore, these operations are classified as discontinued operations for all periods.

K-12

On June 30, 2003, the Company and Educate, Inc. (“Educate”), a company newly-formed by Apollo Management, L.P., (“Apollo”) completed the sale to Educate of substantially all of the Company’s K-12 segment, including eSylvan Inc. and Connections Academy, Inc., which were investments previously held by Ventures (“Principal K-12 Disposal

Group”).  As a result, the Company recorded a gain of $71,452, net of tax expense of $38,994, for the nine months ended September 30, 2003.

WSI Business

During the second quarter of 2003, management committed to a plan to dispose of its WSI business.  The WSI business owns and operates English-language learning centers in four countries and is a master franchisor of English language learning centers in 21 countries.  The Company expects to sell WSI in 2004.  As a result, the Company recorded a loss of $23,756, net of tax benefit of $1,698, for the nine months ended September 30, 2003, to reflect the assets of the business at net realizable value.

Other

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

In the first quarter of 2004, due to the unfavorable regulatory climate for private educational enterprises in India, the Company decided to terminate its current programs there, including the cessation of the educational activities of South Asia International Institute.  In conjunction with this decision, the Company reduced the carrying value of its assets in India to expected realizable value upon final disposition.

Summarized operating results from the discontinued operations included in the Company’s statement of operations were as follows for the three months ended September 30:

	K-12		WSI		Other
	2004	2003	2004	2003	2004	2003
Revenues	$—	$—	$15,943	$13,422	$—	$292
Pretax loss from discontinued operations	$(26)	$—	$(902)	$(35)	$(15)	$(949)

Summarized operating results from the discontinued operations included in the Company’s statement of operations were as follows for the nine months ended September 30:

	K-12		WSI		Other
	2004	2003	2004	2003	2004	2003
Revenues	$—	$129,032	$50,388	$40,598	$—	$773
Pretax income (loss) from discontinued operations	$(1,776)	$14,221	$(1,730)	$(5,967)	$(2,536)	$(2,832)

The accompanying balance sheets at September 30, 2004 and December 31, 2003 classify the assets and liabilities of the asset disposal groups based on the probable timing of the receipt of sales proceeds.

Assets of WSI were as follows:

	September 30, 2004	December 31, 2003
Current assets	$37,176	$37,348
Property and equipment, net	10,019	8,577
Goodwill	14,198	14,276
Other long-term assets	15,283	11,713
Assets of discontinued operations	$76,676	$71,914

The liabilities of WSI are not included in the WSI disposal group above because it is not certain that the future buyer of WSI will assume those liabilities.

Note 4- Acquisitions

Effective on September 1, 2004, the Company acquired the remaining 49% ownership of Walden, increasing its ownership percentage to 100%.  The purchase price of $108,435 was paid by issuance of 2,500 shares of the Company’s common stock and a $19,000 note payable due in January 2005.  The value of the common shares issued was determined based on the average market price of the Company’s common shares over the two day period before and after the terms of the acquisition were agreed to and announced.  The Company accounted for this acquisition using the purchase method of accounting, allocating the purchase price to identifiable intangible assets and liabilities assumed based on estimated fair values at the date of acquisition, with the excess of  $88,934 recorded as goodwill.  The preliminary allocation of the purchase price included in the current period is subject to revision based on the final determination of fair values.  The final purchase price may differ from this preliminary amount due to adjustment to acquisition-related costs.  Walden was purchased to provide distance learning capabilities by offering accredited Ph.D. and Master Degree programs to professional working adults.  Full ownership gives the Company the ability to extend Walden’s participation in its other online and campus-based initiatives.  The Company acquired a 41% stake in Walden for $32,800 in February 2001, and an additional 10% ownership for $8,000 in February 2003, and recorded these transactions as a step acquisition with a total purchase price of $39,892, after subtracting previously recorded equity in net losses.

The following table summarizes the estimated fair values of the Walden assets acquired and liabilities assumed at the date of acquisition:

Goodwill	$88,934
Other intangible assets	16,133
Total assets acquired	105,067
Accrued expenses	600
Due to shareholders of acquired companies	19,000
Other liabilities	6,453
Minority interest	(9,821)
Total liabilities assumed	16,232
Net assets acquired	$88,835

The following unaudited consolidated pro forma results of operations of the Company give effect to this acquisition assuming that it occurred on January 1, 2003.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
		(as restated - Note 3)		(as restated – Note 3)
Revenues	$146,110	$106,327	$436,517	$317,893
Net income	$9,598	$5,720	$31,063	$20,395
Earnings per common share, diluted	$0.19	$0.12	$0.61	$0.46

Note 5 – Notes Receivable

On April 27, 2004, the Company received payment in full on one of its notes receivable from Educate in the amount of $55,000 plus accrued interest of $5,461. The note receivable was originally issued on June 30, 2003 in partial consideration for the sale of the Company’s K-12 segment to Educate.  The subordinated note was originally recorded net of a $13,448 discount (“Educate note”).  The early retirement of the Educate note resulted in an accelerated recognition of the remaining unamortized original issue discount in the amount of $12,722, which has been included in investment and other income in the consolidated statement of income for the nine months ended September 30, 2004.

On July 21, 2004, the Company entered into an arrangement with Kendall College (“Kendall”), a not for profit corporation that operates a private post-secondary school in Illinois offering culinary and related degree programs.   In accordance with the terms of these agreements, the Company committed to assist Kendall with working capital needs and capital improvements to their Riverworks campus in exchange for an option granting the Company the right to purchase from Kendall substantially all of its assets, including the campus, and the current right to offer the Company’s hospitality management curriculum though a licensing agreement with Kendall College.

The purchase option gives the Company the right to purchase substantially all of Kendall’s assets from December 31, 2004 through July 21, 2006 for a purchase price of $3,000 plus the aggregate principal amount  and accrued interest outstanding under the subordinated notes payable agreements plus the aggregate principal amount of the mortgages on the Riverworks campus and specific assumed liabilities.

The subordinated note agreements consist of three separate promissory notes with principal balances of $3,000, $9,000 and $6,300.  The $3,000 note accrues interest at 8% and is due upon the exercise of the option by applying the balance due to the purchase price on the date the option is exercised, or if the option is not exercised by application of the note balance against payments due under the lease agreement for part of the Riverworks Campus by the Company.  The $9,000 and $6,300 notes are in the form of credit lines, accrue interest at 8% and are due on the exercise of the option by application to the purchase price on the option closing agreement, or if the option is not exercised in 36 equal monthly installments beginning July 21, 2006.  As of September 30, 2004, there is  $12,000 outstanding under the three promissory notes.

In the event that the Company does not exercise the option agreement, the Company will enter into a lease agreement with Kendall beginning July 21, 2006 to lease space in the Riverworks campus, allowing the Company to offer post-secondary educational programs including its hospitality program.  The lease commitment specifies a term of 36 months and annual rent of $1,000.

The program educational licensing agreement allows Kendall the right to use certain intellectual property of Les Roches for purposes of offering a hospitality management degree for a two year period beginning July 22, 2004 in exchange for a royalty based on a fixed percentage of the collected hospitality management net program tuition fees.

Note 6 - Other Intangible Assets

The following table summarizes the cost basis of other intangible assets as of September 30, 2004:

Other Intangible Assets
Subject to amortization:
Student roster/pipeline	$17,562
Non-compete agreements	1,275
Other	623
Not subject to amortization:
Accreditation/tradename	101,719
Total	$121,179

Amortization expense for intangible assets was $1,161 and $3,004 for the three and nine months ended September 30, 2004, respectively, and $653 and $1,550 for the three and nine months ended September 30, 2003, respectively.  The estimated amortization expense for intangible assets for the remaining three-month period of 2004 is $1,206.  The estimated amortization expense for intangible assets for each of the five years subsequent to December 31, 2004 is as follows:  2005 - $4,231; 2006 - $4,078; 2007 - $2,188; 2008 - $362; and 2009 and beyond - $24.

Note 7 – Long Term Debt

Long-term debt consists of the following:

	September 30, 2004	December 31, 2003
Mortgage notes payable bearing interest at variable rates ranging from 2.55% to 8.5%	$39,973	$46,731
Notes payable secured by fixed assets, bearing interest at rates ranging from 2.90% to 3.95%	12,416	12,160
Long-term credit lines bearing interest at rates ranging from 3.62% to 14.40%	—	169
Capital lease agreements bearing interest rates ranging from 4.99% to 8.64%	3,365	3,525
Government loans bearing interest rates ranging from 3.00% to 4.69%	463	3,901
Various notes payable bearing interest at fixed rates ranging from 4.74% - 8.64%	24,317	26,696
Various notes payable bearing interest at variable rates ranging from 6.42%-6.72%	9,357	832
Various unsecured lines of credit bearing interest at variable rates ranging from 2.00% to 11.35%	14,680	2,740
	104,571	96,754
Less: current portion of long-term debt	31,490	21,654
	$73,081	$75,100

Note 8 – Due to Shareholders of Acquired Companies

Due to shareholders of acquired companies consists of  the following amounts payable in cash:

	September 30, 2004	December 31, 2003
Amounts payable to former shareholders of UNAB	$25,112	$25,441
Amounts payable to former shareholders of Les Roches	—	1,939
Amounts payable to former shareholders of Glion	2,329	2,308
Amounts payable to former shareholders of IEDE	1,244	—
Amounts payable to former shareholders of UI	5,300	5,000
Amounts payable to former shareholders of UPC Peru	2,927	—
Amounts payable to former shareholders of Walden	19,063	—
	55,975	34,688
Less: current portion of due to shareholders	28,458	4,747
	$27,517	$29,941

Note 9 – Income Taxes

The Company’s income tax provisions for all periods consist of federal, state, and foreign income taxes. The tax provisions for the three- and nine-month periods ended September 30, 2004 and 2003 were based on the estimated effective tax rates applicable for the 2004 and 2003 full years, after giving effect to significant items related specifically to the interim periods, including the mix of income for the period between higher and lower taxed jurisdictions.  Currently, on a full year basis, the effective tax rate for the Company for the year ending December 31, 2004 is expected to be 17%.  The Company’s effective tax rate from continuing operations was 17% for both the three and nine months ended September 30, 2004, respectively, and 30% and 29% for the three and nine months ended September 30, 2003, respectively.

At September 30, 2004, undistributed earnings from continuing operations of non-U.S. subsidiaries totaled approximately $221,000. Deferred tax liabilities have not been recognized for these undistributed earnings because it is management’s intention to permanently reinvest such undistributed earnings outside of the United States.  If all undistributed earnings were remitted to the United States, the amount of incremental U.S. federal income taxes, net of foreign tax credits, would be approximately $42,000.

At September 30, 2004, undistributed gains on the sale of non-U.S. discontinued operations totaled approximately $214,000.  Deferred tax liabilities have not been recognized for these undistributed gains because it is management’s intention to permanently reinvest such undistributed gains outside of the U.S.  If all undistributed gains were remitted to the U.S., the amount of incremental U.S. Federal income taxes, net of foreign tax credits, would be approximately $83,000.

In June of 2004, the Internal Revenue Service (IRS) completed their field examination of the Company’s 1998 and 1999 federal income tax returns.  In connection with this examination, the Company received notice of certain adjustments proposed by the IRS, primarily related to transfer pricing and the timing of certain deductions.

The Company vigorously disagrees with the proposed adjustments and intends to aggressively contest the proposed adjustments through applicable IRS and judicial procedures, as appropriate.  Although the final resolution of the proposed adjustments is uncertain, based on current information, in the opinion of the management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations.

Note 10 – Stockholders’ Equity

The components of stockholders’ equity are as follows:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2003	$450	$353,522	$292,978	$22,200	$669,150
Options exercised for purchase of 951 shares
of common stock, including income tax
benefit of $5,415	10	16,859			16,869
Issuance of 14 shares of common stock in
connection with the Employee Stock
Purchase Plan		151			151
Issuance of 2,500 shares in connection
with acquisition	25	88,810			88,835
Issuance of 186 shares of restricted stock
to employees	2	(2)			—
Non-cash stock compensation		5,322			5,322
Other	(1)	4			3
Comprehensive income:
Net income for the nine months ended
September 30, 2004			29,760		29,760
Foreign currency translation adjustment				(5,976)	(5,976)
Unrealized loss on available-for-sale
securities				(18)	(18)
Total comprehensive income					23,766
Balance at September 30, 2004	$486	$464,666	$322,738	$16,206	$804,096

During the quarter ended June 30, 2004, certain current and former employees were inadvertently permitted to exercise 203 stock options on a net share basis, whereby shares equal in value to the option strike price and the employee’s minimum tax withholding obligation were withheld by the Company (also known as a “cashless exercise”).  Under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, the use of “in the money” options to cover the strike price resulted in a new measurement date and, as a result, the Company recognized $1,049 of additional compensation expense in continuing operations and $1,436 of additional compensation in discontinued operations for the difference between the exercise price and the market value of the shares on date of exercise.  When the situation was discovered by management in May 2004, the Company discontinued this practice and, therefore, expects no further compensation charges from the exercise of employee stock options.

Note 11 – Comprehensive Income

The components of comprehensive income, net of related income taxes, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
		(as restated,- Note 3)		(as restated - Note 3)
Net income	$9,334	$5,425	$29,760	$20,310
Foreign currency translation adjustment	7,903	2,786	(5,976)	14,086
Reclassification adjustment for foreign currency translation adjustments realized in net income	—	—	—	10,316
Unrealized (loss) gain on available-for-sale securities	189	26	(18)	91
Comprehensive income	$17,426	$8,237	$23,766	$44,803

Note 12 – Earnings (Loss) Per Share

The following table summarizes the computations of basic and diluted earnings (loss) per common share:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
		(as restated - Note 3)		(as restated – Note 3)
Numerator used in basic and diluted earnings (loss) per common share:
Income (loss) from continuing operations	$9,303	$6,124	$35,647	$(19,720)
Plus: Income impact of assumed conversion of convertible debentures, net of tax	—	141	—	1,914
Income (loss) available to common stockholders plus assumed conversions	9,303	6,265	35,647	(17,806)
Income (loss) from discontinued operations, net of tax	31	(699)	(5,887)	607
Gain on disposal of discontinued operations, net of tax	—	—	—	39,423
Net income available to common stockholders plus assumed conversions	$9,334	$5,566	$29,760	$22,224

Denominator:

Denominator for basic earnings per common share – weighted average shares outstanding	46,524	42,637	45,598	41,386
Effect of dilutive securities:
Stock options	2,600	2,455	2,649	—
Convertible debentures	—	1,543	—	—
Denominator for diluted earnings per common share – weighted average shares and effects of dilutive securities	49,124	46,635	48,247	41,386

Earnings (loss) per common share, basic:
Income (loss) from continuing operations	$0.20	$0.14	$0.78	$(0.48)
Income (loss) from discontinued operations, net of income taxes	—	(0.02)	(0.13)	0.01
Gain on disposal of discontinued operations, net of income taxes	—	—	—	0.95
Net income available to common stockholders	$0.20	$0.13	$0.65	$0.49

Earnings (loss) per common share, diluted:
Income (loss) from continuing operations plus assumed conversions	$0.19	$0.13	$0.74	$(0.48)
Income (loss) from discontinued operations, net of income taxes	—	(0.01)	(0.12)	0.01
Gain on disposal of discontinued operations, net of income taxes	—	—	—	0.95
Net income available to common stockholders plus assumed conversions	$0.19	$0.12	$0.62	$0.49

Outstanding stock options and convertible debentures were not included in the computation of earning per share for the nine months ended September 30, 2003 because they were anti-dilutive.  The number of shares of common stock issuable upon the exercise of stock options and the conversion of debentures was 1,572 and 4,539 for the nine months ended September 30, 2003, respectively.

Note 13 – Contingencies and Commitments

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

Guarantees

Subsequent to the divestiture of the Principal K-12 Disposal Group, all leases related to Sylvan Learning Centers were renegotiated or assigned in the name of Educate during the third quarter of 2003.  Leases with remaining payments of $8,234 through December 2008 are guaranteed by the Company.  Under the terms of Asset Purchase Agreement with Educate, the Company is indemnified against any losses suffered as a result of these lease guarantees.

Standby Letters of Credit

The Company has $3,028 outstanding in standby letters of credit.  The Company is self-insured for health care, workers compensation, and other insurable risks up to predetermined amounts above which third party insurance applies.  The Company is contingently liable to insurance carriers under certain of these policies and has provided a letter of credit in favor of the insurance carriers for approximately $1,300.  The Company has also issued a standby letter of credit in the amount of $1,400 assuring the collectibility of a $1,227 line of credit at AIEP, which is being used for working capital purposes.  There were no borrowings under the line of credit at September 30, 2004.

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

Note 14 – Business Segment Information

The Company is focused exclusively on providing a superior higher education institution experience to over 154,000 students through the leading global network of accredited campus-based and online higher education institutions.  The Company’s educational services are offered through two separate business segments. These segments are business units that offer distinct services and are managed separately as they have different customer bases and delivery channels.  All historical segment information has been reclassified to conform to this presentation.

The Campus Based segment has six full-service higher education institutions with a broad curriculum in Mexico, Chile, Peru, Spain, and Central America, a highly specialized international business school in France, and hospitality schools (“Hospitality”) with operations in Switzerland, Spain and China.  Campus Based higher education institutions currently enroll approximately 134,000 full-time students and offer more than 100 degree programs through 41 campuses.  The higher education institutions primarily serve 18- to 24-year-old students and offer an education that emphasizes career-oriented fields of study with undergraduate and graduate degrees in a wide range of disciplines, including international business, hotel management, health sciences, information technology and engineering. The Company believes that the higher education institutions benefit from strong academic reputations and brand awareness, and established operating histories.  Each higher education institution also has flexible, non-tenured, teaching-focused faculty and is led by an experienced local management team.

The Laureate Online segment offers undergraduate and graduate degree programs to working professionals through distance learning.  Laureate Online includes Canter, Walden, NTU, and KIT, which collectively offer degree programs including education, psychology, health and human services, management, engineering, and information technology.  Laureate Online institutions currently enroll approximately 20,000 students.

Other represents results from the Ventures business, which was disbanded in 2003.

The Company evaluates performance and allocates resources based on operating income before corporate general and administrative expenses, non-cash stock compensation expense and income taxes.  Segment operating profit (loss) is calculated as net operating profit (loss) for operating segments.

The reportable segments are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
		(as restated- Note 3)		(as restated- Note 3)
Operating revenues:
Campus Based	$110,952	$82,156	$342,040	$247,530
Laureate Online	35,158	24,171	94,477	69,460
Other	—	—	—	903
	$146,110	$106,327	$436,517	$317,893

Segment operating profit (loss):
Campus Based	$18,942	$10,085	$53,202	$31,742
Laureate Online	5,105	4,141	10,313	6,900
Other	—	—	—	(1,219)
	$24,047	$14,226	$63,515	$37,423

	Segment Assets
	September 30, 2004	December 31, 2003
Campus Based	$828,780	$744,058
Laureate Online	354,642	213,214
Other	3,376	3,828
	$1,186,798	$961,100

The following table reconciles the reported information on segment profit to income (loss) before income taxes, minority interest, and equity in net income (loss) of affiliates reported in the consolidated statements of income for the three and nine months ended September 30, 2004:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
		(as restated- Note 3)		(as restated- Note 3)
Total profit for reportable segments	$24,047	$14,226	$63,515	$37,423
General and administrative expense	(5,450)	(2,592)	(16,170)	(16,042)
Non-cash stock compensation expense	(891)	(355)	(3,886)	(22,688)
Net non-operating income (expense)	(1,416)	1,258	14,839	(11,845)
Income (loss) from continuing operations before income taxes, minority interest, and equity in net income of affiliates	$16,290	$12,537	$58,298	$(13,152)

Revenue information of continuing operations by geographic area for the three and nine months ended September 30 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
		(as restated- Note 3)		(as restated- Note 3)
Mexico	$43,618	$35,310	$123,402	$103,608
Spain	4,845	3,089	60,448	51,362
United States	32,700	24,172	89,659	70,363
Chile	43,772	31,679	103,208	56,583
Other foreign countries	21,175	12,077	59,800	35,977
Consolidated total	$146,110	$106,327	$436,517	$317,893

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

Overview

Laureate Education, Inc. (the “Company”) is focused exclusively on providing a superior higher education experience to over 154,000 students through the leading global network of accredited campus based and online higher education institutions.  The Company’s educational services are offered through two separate business segments: Campus Based and Laureate Online.  The Campus Based segment owns or maintains controlling interests in ten separately accredited higher education institutions with locations in Mexico, Chile, Spain, Switzerland, France, Peru, Ecuador, Panama, and Costa Rica.  The Laureate Online segment provides career-oriented degree programs to approximately 20,000 students through Canter and Associates (“Canter”), Walden
E-Learning, Inc. (“Walden”), National Technological University (“NTU”), and KIT eLearning BV (“KIT”).

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

The following table is derived from the Company’s consolidated financial statements and represents financial information of the Company’s reportable segments for the three months ended September 30, 2004 and 2003, respectively (in thousands), excluding discontinued operations.

	Campus Based	Laureate Online	Other	Unallocated	Consolidated
September 30, 2004
Segment revenues	$110,952	$35,158	$—	$—	$146,110
Segment direct costs	(92,010)	(30,053)	—	—	(122,063)
Segment profit	18,942	5,105	—	—	24,047
Other operating expenses:
Non-cash stock compensation expense	—	—	—	(891)	(891)
General and administrative expenses	—	—	—	(5,450)	(5,450)
Operating income (loss)	$18,942	$5,105	$—	$(6,341)	$17,706

September 30, 2003 (as restated)
Segment revenues	$82,156	$24,171	$—	$—	$106,327
Segment direct costs	(72,071)	(20,030)	—	—	(92,101)
Segment profit	10,085	4,141	—	—	14,226
Other operating expenses:
Non-cash stock compensation expense	—	—	—	(355)	(355)
General and administrative expenses	—	—	—	(2,592)	(2,592)
Operating income (loss)	$10,085	$4,141	$—	$(2,947)	$11,279

The following table is derived from the Company’s consolidated financial statements and represents financial information of the Company’s reportable segments for the nine months ended September 30, 2004 and 2003, respectively (in thousands), excluding discontinued operations.

	Campus Based	Laureate Online	Other (1)	Unallocated	Consolidated
September 30, 2004
Segment revenues	$342,040	$94,477	$—	$—	$436,517
Segment direct costs	(288,838)	(84,164)	—	—	(373,002)
Segment profit	53,202	10,313	—	—	63,515
Other operating expenses:
Non-cash stock compensation expense	—	—	—	(3,886)	(3,886)
General and administrative expenses	—	—	—	(16,170)	(16,170)
Operating income (loss)	$53,202	$10,313	$—	$(20,056)	$43,459

September 30, 2003 (as restated)
Segment revenues	$247,530	$69,460	$903	$—	$317,893
Segment direct costs	(215,788)	(62,560)	(2,122)	—	(280,470)
Segment profit (loss)	31,742	6,900	(1,219)	—	37,423
Other operating expenses:
Non-cash stock compensation expense	—	—	—	(22,688)	(22,688)
General and administrative expenses	—	—	—	(16,042)	(16,042)
Operating income (loss)	$31,742	$6,900	$(1,219)	$(38,730)	$(1,307)

(1) Other represents results from the Ventures business, which was disbanded in 2003.

Comparison of results for the three months ended September 30, 2004 to results for the three months ended September 30, 2003.

Revenues.   Total revenues increased by $39.8 million, or 37%, to $146.1 million for the three months ended September 30, 2004 (the “2004 fiscal quarter”) from $106.3 million for the three months ended September 30, 2003 (the “2003 fiscal quarter”).  This revenue increase was driven by increased total enrollment at the company’s higher education institutions, plus the impact of acquisitions within the last twelve months.

Campus Based revenue for the 2004 fiscal quarter increased by $28.8 million, or 35%, to $111.0 million compared to the 2003 fiscal quarter. Enrollment increases in schools owned in both fiscal quarters added revenues of $15.9 million, and acquisitions within the last twelve months contributed additional revenue of  $9.0 million.  The effects of tuition pricing increases and course mix added revenues of $1.1 million in the 2004 fiscal quarter compared to the 2003 fiscal quarter, and the effects of currency translation increased revenues by $2.8 million, primarily due to the strengthening of the Euro, Chilean Peso and Swiss Franc against the U.S. Dollar, partially offset by the weakening Mexican Peso against the U.S. Dollar.  Campus Based revenue represented 76% of total revenues for the 2004 fiscal quarter and 77% of total revenues for the 2003 fiscal quarter.

Laureate Online revenue increased by $11.0 million, or 45%, to $35.2 million for the 2004 fiscal quarter compared to the 2003 fiscal quarter.  Enrollment increases, excluding KIT, added revenues of $4.2 million, and the KIT acquisition added revenues of $2.4 million.  Price increases accounted for $1.1 million and other factors, primarily a favorable change in degree program mix, added $3.3 million.  Laureate Online revenue represented 24% of total revenues for the 2004 fiscal quarter compared to 23% for the 2003 fiscal quarter.

Direct Costs.   Total direct costs of revenues from continuing operations increased $30.0 million, or 33%, to $122.1 million for the 2004 fiscal quarter from $92.1 million for the 2003 fiscal quarter.  Direct costs as a percentage of total revenues were 84% in the 2004 fiscal quarter compared to 87% in the 2003 fiscal quarter.

Campus Based direct costs increased by $19.9 million to $92.0 million, or 83% of Campus Based revenue, for the 2004 fiscal quarter, compared to $72.1 million, or 88% of Campus Based revenue for the 2003 fiscal quarter. This margin improvement stems from leveraging fixed costs against increased enrollments. The increase in expenses reflected the increased enrollments and operating activities at higher education institutions owned in both fiscal quarters compared to the 2003 fiscal quarter, which increased expenses by $9.6 million, and the impact of acquisitions within the last twelve months, which increased expenses by $8.6 million.  For the 2004 fiscal quarter, the effects of currency translation increased expenses by $1.7 million, primarily due to the strengthening of the Euro, Chilean Peso and Swiss Franc against the U.S. Dollar, partially offset by the weakening Mexican Peso against the U.S. Dollar.

Laureate Online direct costs increased by $10.1 million to $30.1 million, or 85% of Laureate Online revenue, for the 2004 fiscal quarter compared to $20.0 million, or 83% of Laureate Online revenue, for the 2003 fiscal quarter.  The increase in direct costs as a percentage of revenues and the reduced margin percentage was the result of lower profit margins at Canter. As the Company discontinues certain third-party university partnerships in favor of its wholly owned subsidiary, Walden, more direct costs deferrable under third-party contractual relationships must be immediately expensed. Additionally, the acquisition of KIT increased expense by $2.6 million without any margin contribution.

Other Operating Expenses.  Other expenses increased by $3.4 million to $6.3 million for the 2004 fiscal quarter from $2.9 million for the 2003 fiscal quarter.  The increase in other operating expenses related primarily to an increase in general and administrative expenses incurred to support the growth of the company and certain mandated compliance initiatives.

Core operating segments general and administrative expenses increased by $2.9 million in the 2004 fiscal quarter to $5.5 million from $2.6 million in the 2003 fiscal quarter.  The increase is primarily due to the following: $1.3 million increase in payroll and other employee related costs resulting from increased headcount, training costs and travel expenses incurred to support the rapid growth in the company’s global operations and implementation of the provisions of Sarbanes-Oxley legislation; $0.9 million additional consulting, legal and accounting expenses incurred, of which $0.4 million is related to Sarbanes-Oxley Section 404 implementation assistance; and $0.3 million increase in insurance premiums.

Non-cash stock compensation expense increased by $0.5 million in the 2004 fiscal quarter to $0.9 million from $0.4 million for the 2003 fiscal quarter. During 2003, employee stock options of a subsidiary were exchanged for options to acquire Laureate common stock resulting in compensation expense of $0.5 million in the 2004 fiscal quarter versus $0.1 million in the 2003 fiscal quarter.   The remainder of the increase in expense is due to the subsequent issuance of  restricted stock to senior executives of the Company.

Non-Operating Income/Expenses.  Non-operating income/expenses changed to expense of $1.4 million for the 2004 fiscal quarter from income of $1.3 million in the 2003 fiscal quarter.  This change is attributable primarily to a $2.0 million decrease in investment and other income and a $0.5 million increase in foreign exchange loss.

Investment and other income decreased by $2.0 million for the 2004 fiscal quarter compared to the 2003 fiscal quarter primarily due to the early repayment of the Educate note during the second quarter of 2004.  The note receivable was originally issued on June, 2003 as partial consideration for the sale of the Company’s K-12 segment to Educate and was originally issued net of a $13.4 million discount.

Income Taxes.   The Company has operations in multiple countries, many of which have statutory tax rates lower than the United States.  Since approximately 80% of the Company’s revenues are generated outside the United States, the impact of generally lower effective tax rates in these foreign jurisdictions results in a tax rate significantly lower than the United States statutory rate as outlined in Note 9 to the consolidated financial statements.

The effective tax rate for the 2003 fiscal quarter was 30% as compared to 17% for the 2004 fiscal quarter. This difference in effective rates is due to a greater proportion of expenses being incurred in higher tax jurisdictions, such as the U.S., in the 2004 fiscal quarter coupled with the continuing increase in income from operations in lower-tax jurisdictions.

Comparison of results for the nine months ended September 30, 2004 to results for the nine months ended September 30, 2003.

Revenues.   Total revenues increased by $118.6 million, or 37%, to $436.5 million for the nine months ended September 30, 2004 (the “2004 fiscal nine month period”) from $317.9 million for the nine months ended September 30, 2003 (the “2003 fiscal nine month period”).  This revenue increase was driven by increased total enrollment at the company’s higher education institutions, plus the impact of acquisitions within the last twelve months.

Campus Based revenue for the 2004 fiscal nine month period increased by $94.5 million, or 38%, to $342.0 million compared to the 2003 fiscal nine month period.  Enrollment increases in schools owned in both fiscal nine month periods added revenues of $40.5 million, and acquisitions within the last twelve months contributed additional revenue of  $37.3 million.  The effects of tuition pricing increases and course mix added revenues of $4.5 million in the 2004 fiscal nine month period compared to the 2003 fiscal nine month period, and the effects of currency translation increased revenues by $12.2 million, primarily due to the strengthening of the Euro, Chilean Peso and Swiss Franc against the U.S. Dollar, partially offset by the weakening Mexican Peso against the U.S. Dollar. Campus Based revenue represented 78% of total revenues for both the 2004 fiscal nine month period and  the 2003 fiscal nine month period.

Laureate Online revenue increased by $25.0 million, or 36%, to $94.5 million for the 2004 fiscal nine month period compared to the 2003 fiscal nine month period.  Enrollment increases, excluding KIT, added revenues of $11.3 million, the KIT acquisition added revenues of $4.8 million, price increases accounted for $2.7 million and other factors, primarily a favorable change in degree program mix, added $6.2 million.  Laureate Online revenue represented 22% of total revenues for both the 2004 fiscal nine month period and the 2003 fiscal nine month period.

Direct Costs.   Total direct costs of revenues from continuing operations increased $92.5 million, or 33%, to $373.0 million for the 2004 fiscal nine month period from $280.5 million for the 2003 fiscal nine month period.  Direct costs as a percentage of total revenues were 85% in the 2004 fiscal nine month period compared to 88% in the 2003 fiscal nine month period.

Campus Based direct costs increased by $73.0 million to $288.8 million, or 84% of Campus Based revenue, for the 2004 fiscal nine month period, compared to $215.8 million, or 87% of Campus Based revenue for the 2003 fiscal nine month period. This margin improvement stems from leveraging fixed costs against increased enrollments. The increase in expenses reflected the increased enrollments and operating activities at higher education institutions owned in both fiscal nine month periods compared to the 2003 fiscal nine month period, which increased expenses by $29.5 million, and the effect of acquisitions within the last twelve months, which increased expenses by $36.0 million.  For the 2004 fiscal nine month period, the effects of currency translation increased expenses by $7.5 million, primarily due to the strengthening of the Euro, Chilean Peso and Swiss Franc against the U.S. Dollar, partially offset by the weakening Mexican Peso against the U.S. Dollar.

Laureate Online direct costs increased by $21.6 million to $84.2 million, or 89% of Laureate Online revenue, for the 2004 fiscal nine month period compared to $62.6 million, or 90% of Laureate Online revenue, for the 2003 fiscal nine month period.  The decrease in direct costs as a percentage of revenues was the result of improved Walden margins resulting from higher enrollment volume, partially offset by the inclusion of KIT’s breakeven operating results in the 2004 fiscal nine month period.

Other Operating Expenses.  Other expenses decreased by $18.6 million to $20.1 million for the 2004 fiscal nine month period from $38.7 million for the 2003 fiscal nine month period.  The decrease in other operating expenses related primarily to the decrease in non-cash stock compensation expense.

Core operating segments general and administrative expenses increased by $1.9 million in the 2004 fiscal nine month period to $16.2 million from $14.3 million in the 2003 fiscal nine month period. The increase in expenses is primarily due to increases in payroll and other employee related costs resulting from increased headcount, training costs and travel expenses incurred to support the rapid growth in the company’s global operations and implementation of the provisions of the recent Sarbanes-Oxley legislation and $1.4 million of additional consulting expenses incurred related to Sarbanes-Oxley Section 404 implementation assistance. This increase was offset by a net reduction in labor costs and facilities as a result of the sale of the K-12 business. Certain employees principally dedicated to servicing the K-12 segment were employed by Educate effective July 1, 2003.  Contemporaneously, a service agreement was executed by the Company for the contracting of certain administrative services from Educate.  Also, a sub-lease agreement was executed with Educate for certain space in the Company’s headquarters facility.  See contractual obligations and contingent matters discussion for further description of these agreements.

Ventures had no general and administrative expenses or non-operating expenses in the 2004 fiscal nine month period due to the sale of its investment portfolio and the related discontinuation of its administrative costs during the second quarter of 2003.  Ventures incurred $1.8 million of general and administrative expenses in the 2003 fiscal nine month period related to management of its investment portfolio.

Non-cash stock compensation expense decreased $18.8 million for the 2004 fiscal nine month period compared to the 2003 fiscal nine month period.  During the 2003 fiscal nine month period, the Company recorded $21.8 million of compensation expense resulting from the exchange of employee stock options of a subsidiary for stock options to acquire Laureate common stock.   During the 2004 fiscal nine month period, certain employees were inadvertently permitted to exercise stock options on a net share basis, whereby shares equal in value to the option strike price and the employee’s minimum tax withholding obligation were withheld by the Company (also known as a “cashless exercise”).  Under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, the use of “in the money” options to cover the strike price resulted in a new measurement date and, as a result, the Company recognized $1.1 million of additional compensation expense for the difference between the exercise price and the market value of the shares on date of exercise.  When the situation was discovered by management in May 2004, the Company discontinued this practice and, therefore, expects no further compensation charges from the exercise of employee stock options.

Non-Operating Income/Expenses.  Non-operating income/expenses changed to income of $14.8 million for the 2004 fiscal nine month period from an expense of $11.8 million in the 2003 fiscal nine month period.  This change is  primarily attributable to income recognized in connection with the early repayment of the Educate note in the 2004 fiscal nine month period and a loss on investments of $8.4 million in the 2003 fiscal nine month period.

Investment and other income increased $16.7 million to $20.5 million from $3.8 million in the 2003 fiscal nine month period. In connection with the Educate note, the Company recorded income of $12.7 million due to the accelerated recognition of the remaining unamortized original issue discount.  The remaining increase in the investment and other income is primarily due to the interest earned on the Educate note prior to repayment.

Ventures loss on investment of $8.4 million was primarily attributable to the write-off of the investment in ClubMom, Inc. during the 2003 fiscal nine month period.

Interest expense decreased $2.2 million primarily related to the retirement and conversion of $95.0 million of convertible debentures in 2003, offset by an increase in expense related to debt incurred in connection with the 2003 UNAB acquisition.

Income Taxes. The Company has operations in multiple countries, many of which have statutory tax rates lower than the United States.  Since approximately 80% of the Company’s revenues are generated outside the United States, the impact of generally lower effective tax rates in these foreign jurisdictions results in a tax rate significantly lower than the United States statutory rate as outlined in Note 9 to the consolidated financial statements.

The effective tax rate for the 2003 fiscal nine month period was 29% as compared to 17% for the 2004 fiscal nine month period. This difference in effective rates is due to a greater proportion of expenses being incurred in higher tax jurisdictions, such as the U.S., in the 2004 fiscal nine month period coupled with the continuing increase in income from operations in lower-tax jurisdictions.

Liquidity and Capital Resources

Cash provided by operations was $64.5 million for the 2004 fiscal nine month period, compared to cash provided by operations of $17.3 million for the 2003 fiscal nine month period.  The reported net income in the 2004 fiscal nine month period of $29.8 million included significant non-cash expenses and charges, primarily depreciation and amortization of $30.3 million, non-cash stock compensation expense of $5.3 million, minority interest of $12.7 million, offset by the acceleration of the original issue discount on the repayment of the Educate note of $12.7 million.  The reported 2003 fiscal nine month period net income of $20.3 million included significant non-cash expenses and charges such as depreciation and amortization of $23.5 million, loss of ventures investments held for sale of $8.4 million, non-cash stock compensation expense of $27.3 million, minority interest of $6.5 million and equity in net loss of affiliates of $7.6 million.  Net income also included a net gain on disposal of discontinued operations of $39.4 million.  Cash used by working capital activity totaled $8.7 million in the 2004 fiscal nine month period, compared to $32.3 million used by working capital activity in the 2003 fiscal nine month period

Cash used in investing activities was $70.8 million for the 2004 fiscal nine month period, compared to cash used in investing activities of $31.4 million for the 2003 fiscal nine month period.  The 2004 investment activity consisted of proceeds from the early repayment of notes receivable of $55.2 million and a change in investment in and advances to affiliates and other investments of $2.1 million. These cash inflows were offset by purchases of property and equipment of $74.0 million primarily related to construction of new campuses and campus expansion, net purchases of available-for-sale securities of $12.5 million, cash loaned in exchange for notes receivable of $12.0 million, net cash paid for acquired businesses of $21.3 million, and expenditures for deferred costs and other assets of $8.3 million.  The 2003 fiscal nine month period investment activity was primarily the result of net cash proceeds from the K-12 disposal group of $95.1 million offset by net purchases from the sale of available-for-sale securities of $13.2 million, the purchases of property and equipment of $64.1 million, net cash paid for acquired businesses of $42.8 million and expenditures for deferred costs and other assets of $5.6 million.

Cash provided by financing activities was $10.6 million in the 2004 fiscal nine month period, compared to cash provided by financing activities of $4.8 million in the 2003 fiscal nine month period.  The 2004 financing activity related primarily to cash received from the exercise of options of $11.5 million, cash received from the issuance of debt of $31.6 million, and a change in long-term liabilities of $2.8 million.  These cash inflows were offset by payments of long-term debt of $37.0 million.  The 2003 fiscal nine month period financing activity related primarily to cash received from the exercise of options of $10.1 million and cash received from the minority partners of  $2.3 million, partially offset by net payments of long-term debt of $6.7 million.

The Company anticipates that cash flow from operations, available cash and existing credit facilities will be sufficient to meet its operating requirements, including expansion of its existing business, funding higher education institution acquisitions, and payment of contingent consideration.  The Company continues to examine opportunities in the educational services industry for potential synergistic acquisitions.  Laureate expects that existing capital resources (including credit facilities) will be sufficient to continue to acquire businesses in the educational services industry for at least the next several years.  However, if the Company were to pursue a number of large acquisitions, additional debt or equity capital may be required.  The Company cannot be certain that this capital would be available on attractive terms, if at all.

Contractual Obligations and Contingent Matters

The following tables reflect the Company’s contractual obligations and other commercial commitments as of September 30, 2004 (amounts in thousands):

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Due in less than 1 year	Due in 1-3 years	Due in 4-5 years	Due after 5 years
Long-term debt (1)	$104,571	$31,490	$32,711	$8,619	$31,751
Operating leases	220,696	26,055	73,413	40,429	80,799
Due to shareholders of acquired companies	55,975	28,458	26,541	976	—
Other long term liabilities (2)	5,250	3,000	2,250	—	—
Total contractual cash obligations of continuing operations	$386,492	$89,003	$134,915	$50,024	$112,550
Operating leases of discontinued operations	$7,859	$2,562	$4,132	$1,165	$—

	Amount of Commitment Expiration Per Period (in thousands)
Commercial Commitments	Total Amounts Committed	Due in less than 1 year	Due in 1-3 years	Due in 4-5 years	Due after 5 years
Lines of credit	$—	$—	$—	$—	$—
Guarantees (3)	8,234	4,473	3,761	—	—
Standby letters of credit (4)	3,028	3,028	—	—	—
Kendall College (5)	6,300	6,300	—	—	—
Total commercial commitments of continuing operations	$17,562	$13,801	$3,761	$—	$—

(1)   Effective June 30, 2003, the Company entered into an unsecured line of credit agreement of $30.0 million, with a $5.0 million sub-limit for standby letters of credit, which is intended for working capital purposes.  The line of credit expires August 2005.  There were no borrowings under the line of credit as of September 30, 2004.  Individual units in Campus Based operations have unsecured lines of credit, which total $27.3 million, primarily for working capital purposes.  The outstanding balances on the Campus Based lines of credit were $14.7 million at September 30, 2004, and are included in the current portion of long-term debt balances.

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

(3)   Subsequent to the divestiture of the K-12 disposal group, all leases related to Sylvan Learning Centers acquired by Educate were renegotiated or assigned in the name of Educate during the third quarter of 2003.    Leases with remaining payments of $8.2 million through December 2008 are guaranteed by the Company.  Under the terms of Asset Purchase Agreement with Educate, the Company is indemnified against any losses suffered as a result of these lease guarantees.

(4)   The Company has approximately $3.0 million outstanding in standby letters of credit.  The Company is self-insured for health care, workers compensation, and other insurable risks up to predetermined amounts above which third party insurance applies.  The Company is contingently liable to insurance carriers under certain of these policies and has provided a letter of credit in favor of the insurance carriers for approximately $1.3 million.  The company has also issued a standby letter of credit in the amount of $1.4 million assuring the collectibility of a $1.2 million line of credit at AIEP, which is being used for working capital purposes.  There were no borrowings against the line of credit at Septermber 30, 2004.

(5)   Under terms of note agreements with Kendall College  (more fully described in Note 5), the Company has committed to providing total funding to Kendall College in the amount of $18.3 million.  As of September 30, 2004,  $12.0 million was funded leaving  $6.3 million remaining to be funded.  In the event that the Company does not exercise the option agreement with Kendall College , Kendall is obligated to enter into a lease agreement with the Comapny beginning July 21, 2006 to lease office space.  The lease commitment specifies a term of 36 months and annual rent of $1.0 million.

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

Foreign Currency Risk

The Company derives approximately 80% of its revenues from sources outside the United States.  This business is transacted through a network of international subsidiaries, generally in the local currency that is considered the functional currency of that foreign subsidiary.  Expenses are also incurred in the foreign currencies to match revenues earned, which minimizes the Company’s exchange rate exposure to operating margins.  A hypothetical 10% adverse change in average annual foreign currency exchange rates would have decreased operating income and cash flows for the 2004 fiscal nine month period by $6.5 million. The Company generally views its investment in its foreign subsidiaries as long-term. The effects of a change in foreign currency exchange rates on the Company’s net investment in foreign subsidiaries are reflected in other comprehensive income (loss) on the Company’s balance sheets.  A 10% depreciation in functional currencies relative to the U.S. dollar would have resulted in a decrease in the Company’s net investment in foreign subsidiaries of approximately $39.8 million at September 30, 2004.

Interest Rate Risk

The Company holds its cash and cash equivalents in high quality, short-term, fixed income securities.  Consequently, the fair value of the Company’s cash and cash equivalents would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due to the short-term nature of the Company’s portfolio.  The Company’s long-term revolving credit facility bears interest at variable rates, and the fair value of this instrument is not significantly affected by changes in market interest rates.  A 100 basis point decrease in interest rates would have reduced net interest income for the 2004 fiscal nine month period by approximately $0.5 million.

The table below provides information about the Company’s financial instruments that are sensitive to changes in interest rates.  The table presents cash flows of weighted-average interest rates and principal payments for the nine months ended  September 30, 2004.  The fair value of the debt below approximates book value.

Total debt and due to shareholders of acquired companies:

(in millions)	2005	2006	2007	2008	2009	2010	Thereafter	Total
Fixed rate (Chilean peso)	$12.6	$14.2	$18.6	$4.2	$0.1	$0.1	$0.3	$50.1
Average interest	6.3%	6.3%	6.3%	6.5%	8.5%	8.5%	8.5%	—
Fixed rate (Swiss franc)	1.9	0.4	0.8	2.3	2.3	1.7	18.6	28.0
Average interest rate	2.7%	2.8%	2.8%	2.9%	3.2%	3.5%	3.6%	—
Fixed rate (Euro)	1.0	1.0	1.0	—	1.4	—	—	4.4
Average interest rate	2.9%	2.3%	—	—	—	—	—	—
Fixed rate (Other)	20.1	4.5	—	—	—	—	—	24.6
Average interest rate	2.0%	6.0%	—	—	—	—	—	—
Variable rate (Chilean peso)	6.7	0.2	0.2	0.2	0.2	0.1	0.9	8.5
Average interest rate (1)	3.2%	1.8%	1.8%	1.8%	1.8%	1.8%	1.8%	—
Variable rate (Swiss franc)	4.6	2.2	1.6	—	—	0.5	12.0	20.9
Average interest rate (1)	3.9%	4.0%	4.1%	—	—	4.1%	4.1%	—
Variable rate (Euro)	3.2	0.2	—	—	—	—	—	3.4
Average interest rate (1)	3.9%	3.8%	—	—	—	—	—	—
Variable rate (Other)	9.9	2.8	2.9	2.9	1.1	1.0	—	20.6
Average interest rate (1)	4.2%	2.4%	2.1%	1.9%	4.7%	4.7%	—	—

(1) The weighted-average interest rates for the variable debt were calculated using the interest rate in effect as of September 30, 2004 for each debt instrument.

All the potential impacts noted above are based on sensitivity analyses performed on the Company’s financial position at September 30, 2004.  Actual results may differ materially.

ITEM 4.           CONTROLS AND PROCEDURES

The Company’s management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14d of the Securities Exchange Act of 1934, as amended) as of September 30, 2004.  Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Form 10-Q quarterly report has been appropriately recorded, processed, summarized and reported.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

The Company’s management, including the principal executive and principal financial officers, has evaluated any changes in the internal controls over financial reporting that occurred during the quarter ended September 30, 2004, and has concluded that there was no change that occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonable likely to materially affect, the internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                                  LEGAL PROCEEDINGS

None.

ITEM 2.                                  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 16, 2004, the Company issued 2,500,000 shares of its common stock, par value $0.01, to certain former stockholders of Walden pursuant to an Agreement and Plan of Merger dated September 16, 2004 by and among the Company, Laureate Acquisition Corporation, a newly-formed and wholly-owned subsidiary of the Company and Walden.  The shares were issued in partial consideration for the acquisition of all of the remaining issued and outstanding capital stock of Walden.  The aggregate value of the shares issued was $87,325,000, based on the closing price of the Company’s common stock of $34.93 on September 15, 2004.  There were no underwriting discounts or commissions.  The issuance of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as a transaction made solely to accredited investors and not involving a public offering.

ITEM 3.                                  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                                  OTHER INFORMATION

On October 6, 2004, it was determined that, in connection with certain income tax compliance services, affiliates of Ernst & Young LLP held business and individual tax related funds of approximately $21,000 and made payment of such funds to the applicable tax authority in respect of an ex-patriate employee of a subsidiary of the Company, as well as its representative office, in Beijing, China. The Chairman of the Audit Committee of the Board of Directors of Laureate was informed of the impact of these events on the independence of its external auditor, Ernst & Young, LLP.  These actions by affiliates of Ernst & Young LLP have been discontinued.  Custody of the assets of an audit client is not permitted under the auditor independence rules in Regulation S-X of the Securities and Exchange Commission.  The Audit Committee and Ernst & Young LLP have considered the impact that the holding and paying of these funds may have had on Ernst & Young LLP’s independence with respect to the Company and have concluded that there has been no impairment of Ernst & Young LLP’s independence. In making this determination, the Audit Committee considered the de minimis amount of funds involved, the ministerial nature of the actions, and that the subsidiary involved was immaterial to the consolidated financial statements of the Company.

ITEM 6.           EXHIBITS

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

Laureate Education, Inc.

Date: November 4, 2004	/s/ Sean R. Creamer
Sean R. Creamer, Senior Vice President and Chief Financial Officer