Form 10-K
period 2004-12-31
LAUREATE EDUCATION, INC.
filed 2005-03-11
CIK 912766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2004.

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

The aggregate market value of voting Common Stock held by non-affiliates of the registrant was approximately $1,743,410,000 as of June 30, 2004.

The registrant had 49,299,899 shares of Common Stock outstanding as of March 4, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information in Laureate Education, Inc.’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than April 30, 2005, is incorporated by reference in Part III of this Form 10-K.

PART I.

Item 1.                              Business

Laureate Education, Inc. (“the Company” or “Laureate”), currently with 159,000 students, is focused exclusively on providing a superior higher education experience through a leading global network of accredited campus-based and online universities and other higher education institutions (“higher education institutions” or “schools”).   Laureate offers a broad range of career-oriented undergraduate and graduate programs to students through several campus-based higher education institutions located in Latin America and Europe.  Laureate Online Education offers working-adult students the convenience and flexibility of distance learning to pursue undergraduate, master’s and Ph.D. degree programs in major career fields including engineering, education, business, and healthcare.

In many countries, demand for university-level education is rising - fueled by several demographic and economic factors including a growing middle class, a rising percentage of students who participate in higher education, and the need for highly-skilled professionals in an increasingly competitive workforce.  To address this growing demand, Laureate is increasing student capacity at current locations, adding new campus locations, developing new programs and curricula, and leveraging the Company’s education and marketing expertise.  To further strengthen its leadership in the international higher education market, Laureate will also enter into attractive new geographic markets and market segments.

The schools in Laureate’s network, known as Laureate International Universities, are generally characterized by a diverse array of career-oriented degree offerings, a curriculum with an international perspective, and strong academic and brand name recognition. Laureate’s higher education network offers students access to unique and specialized curricula from institutions within the network as well as study abroad programs.

While most of Laureate’s institutions have many years of successful operating history, the Company implements programs and strategies to increase the financial and operational performance of each school.  Laureate’s higher education institutions share content and degree programs with other schools in the network and transfer best practices, including successful marketing, recruiting, and retention programs.

Laureate benefits from a high degree of revenue predictability as a result of high student retention and program lengths of up to 6 years. Laureate believes in the importance of expanding access to higher education, especially in underserved markets, and that its replicable business model and rigorous approach to growth will continue to generate increases in revenue and operating margins.

The Company’s educational services are offered through three separate business segments: Campus Based - Latin America (“Latin America”), Campus Based – Europe (“Europe”) and Laureate Online Education.  The Latin America and Europe segments own or maintain controlling interests in nine and nine separately accredited higher education institutions, respectively, with locations in Mexico, Chile, Peru, Ecuador, Panama, and Costa Rica, and in Spain, Switzerland, and France, respectively.  The Laureate Online Education segment provides career-oriented degree programs to approximately 21,000 students through two accredited universities - Walden E-Learning, Inc. (“Walden”), and National Technological University, Inc. (“NTU”) - and two institutions that partner with accredited universities - Laureate Online Education B.V. (formerly KIT eLearning BV) and Canter and Associates (“Canter”).

On June 30, 2003, the Company sold the principal operations comprising its K-12 educational services segments (“K-12 segments”), including certain Ventures investments deemed not strategic to the Company’s higher education business, in a transaction more fully described in Note 3 to the consolidated financial statements.  As a result, the Company changed its name from Sylvan Learning Systems, Inc. to Laureate Education, Inc. on May 17, 2004.  The Company began trading under a new NASDAQ ticker symbol, LAUR, on May 18, 2004.

As part of the Company’s transformation in 2003 to focus exclusively on post-secondary education, the Company committed to a plan to sell its English Language Instruction business, Wall Street Institute (“WSI”), as described in Note 3 to the consolidated financial statements.   The information in this Item 1 focuses only on continuing operations of the Company.

Campus-based

The Latin America and Europe segments own and operate the leading network of private, post-secondary educational institutions outside the United States.  Their program offerings address the fast-growing international demand for career-oriented education.  In many international markets, public higher education institutions are unable to adequately increase capacity to address the burgeoning demand for university education. Laureate is uniquely positioned to address higher education demand by expanding campus locations, opening new campus locations, and developing innovative degree programs for traditional students and for students in new market segments, such as the working adult and technical/vocational markets.

Laureate campuses in Latin America and Europe primarily serve 18- to 24-year-old students, but are increasingly attracting working adults and those seeking vocational and technical training.  The Laureate network of schools offers an education that emphasizes career-oriented fields of study with undergraduate and graduate degrees in a wide range of disciplines, including international business, hotel management, health sciences, information technology and engineering.  The Company believes its network benefits from the strong academic reputation, developed brand awareness and established operating history of each of its institutions.  Each institution also has flexible, teaching-focused faculty led by an experienced local management team.  In addition to expanding capacity, Laureate is developing new degree programs and creating study abroad opportunities for both traditional students and working professionals.

Latin America  Higher Education Institution Descriptions

The Latin America segment is composed of nine institutes and operates in Mexico, Chile, Peru, Ecuador, Panama, and Costa Rica.  The Latin America schools enroll approximately 123,000 students and offer more than 100 degree programs through 34 campuses.

The following table presents information about Laureate schools in Latin America:

Higher Education Institution	Principal Locations	Year Founded	Year Acquired	Current Ownership	No. of Campuses	Enrolled Students(1)	Average Annual Tuition(2)	Regulatory Oversight
Universidad del Valle de México	Mexico City, Mexico	1960	2000	80%	19	54,300	$3,500	Mexican Secretary of Education

Universidad de Las Américas	Santiago, Chile	1988	2000	80%	7	26,000	$3,200	Chilean Ministry of Education

Universidad Andrés Bello and AIEP	Santiago, Chile	1989	2003	80%	3	26,800	$2,700	Chilean Ministry of Education

Universidad Interamericana	San Jose, Costa Rica and Panama City, Panama	1986	2003	100%	2	7,500	$1,400	Costa Rican and Panamanian Ministries of Education

Universidad Peruana de Ciencias Aplicadas	Lima, Peru	1994	2004	80%	2	6,500	$3,800	Ministry of Education & National Assembly of Rectors

Universidad Latinoamericana de Ciencia y Tecnología	Panama City, Panama	1991	2004	100%	1	1,700	$3,100	Panamanian Ministry of Education

(1)                                                     Represents enrollment on the last day of the year rounded to the nearest hundred.

(2)                                                     Based on 2004 calendar year data in U.S. dollars rounded to the nearest hundred.

Laureate higher education institutions in Latin America provide a broad range of degrees and programs, and are well regarded by students, employers and government authorities in their respective markets:

•                                          Universidad del Valle de México (“UVM”) offers 45 undergraduate (9 specifically for working adults) and 12 graduate degree programs in a broad range of fields including accounting, architecture, business administration, education, engineering and law.  The university is the second largest private university in Mexico in number of students and number of campuses.  UVM has 19 campuses located throughout Mexico including 10 in Mexico City, four in the central region (Queretaro, San Luis Potosi, Aguascalientes and Guadalajara), four in the southern region (Tuxtla, Villahermosa, Puebla and Toluca) and one northern region campus (Saltillo).  During the 2004 primary enrollment period, UVM increased its new enrollment by 30% compared to the same period in 2003.

•                                          Universidad de Las Américas (“UDLA”) offers 50 undergraduate degree programs focused on business administration, education, engineering, law and psychology.  In 2003, this university had the highest number of new enrollments of any private university in Chile. Between 2001 and 2004, UDLA increased its new enrollments by more than 34% per year. UDLA operates 7 campuses, four in Santiago (Chile’s capital), one in Viña del Mar (central Chile), one in Concepción (Southern Chile) and a satellite campus in Quito, Ecuador.

•                                          Universidad Andrés Bello (“UNAB”) offers 49 undergraduate and 40 graduate degree programs.  With degree programs in medicine, dentistry, business administration, law, engineering, psychology, and education, UNAB ranks among the top Chilean universities for its academic quality and brand recognition among high school seniors. UNAB operates three campuses (two in Santiago and one in Viña del Mar) and a marine biology research station in Quintay.

•                                          Academia de Idiomas y Estudios Profesionales (“AIEP”) is a professional institute offering 38 technical and vocational programs to traditional and working-adult students at nine locations throughout Chile. AIEP offers one- to four-year certificate and degree programs, which include technology, management, communications, art, social science, and health science. AIEP’s modular curriculum is geared toward certification of technical/vocational job skills and competencies and is designed to help working adults advance in existing careers, enter new career fields, or prepare for higher levels of university education.

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

•                                          Universidad Peruana de Ciencias Aplicadas (“UPC”) offers undergraduate and graduate programs in business, engineering, law, communications and architecture, and technical vocational programs in engineering and information technology through Cibertec.  The school operates two campuses in central Lima (Peru’s capital).

•                                          Universidad Latinoamericana de Ciencia y Tecnología (“ULACIT”) offers undergraduate and graduate programs in business, engineering, law and psychology through its campus in Panama City, Panama. ULACIT was the first private university in Panama.

Europe Higher Education Institution Descriptions

The Europe segment is composed of nine institutions, and operates in Spain, Switzerland, and France. Laureate campuses in Europe enroll approximately 15,000 students and offer more than 75 degree programs through 8 campuses.

The following table presents information about Laureate  schools in Europe:

Higher Education Institution	Principal Locations	Year Founded	Year Acquired	Current Ownership	No. of Campuses	Enrolled Students(1)		Average Annual Tuition(2)	Regulatory Oversight
Universidad Europea de Madrid	Madrid, Spain	1995	1999	100%	2	7,900		$10,100	Madrid Regional Education Authority

Hospitality (3) – Les Roches and Glion	Bluche, Switzerland Marbella, Spain, Glion, Switzerland	1979 (Les Roches), 1962 (Glion), 1995 (Marbella)	2000 (Les Roches), 2002 (Glion and Marbella)	100%	4	2,900		$18,400	Swiss Government (license), Swiss Hotel Association/ NEASC (accreditation)

École Supérieure du Commerce Extérieur	Paris, France	1968	2001	89%	1	1,200		$8,200	French Ministry of Education

IEDE, Institute for Executive Development	Madrid, Spain	1991	2004	100%	N/A	150		$20,000	N/A

École Centrale d’Electronique	Paris, France	1919	2004	70%	1	1,300		$6,500	Commission des Titres d’Ingenieures

Institut Français de Gestion	Paris, France	1956	2004	51%	N/A	2,000	(4)	$3,200	Commission Nationale de la Certification Professionelle (CPNC)

(1)                                                     Represents enrollment on the last day of the year rounded to the nearest hundred.

(2)                                                     Based on 2004 calendar year data in U.S. dollars rounded to the nearest hundred.

(3)                                                     Hospitality includes two schools – Les Roches and Glion.

(4)                                                     Excludes approximately 12,000 short-course enrollments in the CNOF and IFG Langues subsidiaries of IFG

Laureate higher education institutions in Europe provide a broad range of degrees and programs, and are well regarded by students, employers and government authorities in their respective markets:

•                                          Universidad Europea de Madrid (“UEM”) offers 43 diploma, bachelor’s degrees or double degree programs and 54 master’s and Ph.D. degree programs.  The university includes a well-known school of health sciences and schools of architecture, economics, engineering, journalism, law and sports sciences. In 2002, UEM began hosting student exchange programs with the Company’s other universities and today hosts more than 300 students from other universities in the Laureate network.

•                                          Hospitality (Swiss Hotel Association Hotel Management School Les Roches (“Les Roches”) and Glion Hotel School (“Glion”) offers globally recognized hospitality and hotel management programs.  Hospitality specialized programs require students to complete at least two internships prior to graduation.  Les Roches was the first English-speaking hotel management school established in Switzerland.  In addition to the appropriate licenses in Switzerland and Spain (Swiss Hotel Association and Swiss Hotel Schools Association), Les Roches (Bluche and Marbella) and Glion are both fully accredited by the New England Association of Schools and Colleges (NEASC).

•                                          École Supérieure du Commerce Extérieur (“ESCE”) offers a four-year undergraduate degree program in international commerce and management that features a combination of coursework and internships.  This university was the first in France to specialize in international trade.  In 2004, ESCE launched its first graduate degree program (Master in International Management) with Poitiers. In November 2004, ESCE was ranked 4th out of the top 30 French business schools by Le Point.

•                                          IEDE, Institute for Executive Development (“IEDE”) is a business school offering MBA and postgraduate masters programs, in its main location in downtown Madrid and an International MBA partially delivered in its subsidiary sites in Shanghai and Santiago, Chile.

•                                          École Centrale d’Electronique (“ECE”) offers undergraduate and graduate programs in engineering to students through its campus in central Paris.  ECE, a Grande École of Engineering, was ranked fourth out of over 300 engineering schools by the magazine Le Point in 2004, and was the highest ranking private university in the survey.

•                                          Institut Français de Gestion (“IFG”) offers working adult programs in business subjects through IFG SAS and its subsidiaries, CNOF and IFG Langues.  Several of its programs have the highest recognition offered by the Commission Nationale de la Certification Professionelle, the accrediting body for working adult degree programs in France.  IFG offers courses to students in Paris and 9 other cities in France.

Degree Programs and Areas of Study

The higher education institutions in the Latin America and Europe segments offer more than 100 career-oriented undergraduate and graduate degree programs in a wide range of fields. The time typically required to complete a program varies by degree, with undergraduate degrees requiring four to five years on average and graduate degrees requiring an additional two to three years on average. The Company’s International Rector oversees curriculum development and  deployment of programs in the network in cooperation with the deans of the higher education institutions.  The Company also encourages its faculty to develop new educational programs and curricula.  The programs are designed to satisfy three constituencies:

•                                          Students.  The Company believes that students choose from career-oriented schools based on the type and quality of the educational offering and career placement opportunities.  The Company focuses on providing students with a solid academic foundation and the technical and practical skills necessary to pursue and excel in their careers.

•                                          Employers.  The relationship of each of the higher education institutions with the business community plays a significant role in the placement of students and development of curriculum.  Each school works with prominent members of relevant industries to evaluate and improve existing programs in order to maintain their relevance in the workplace. These employers provide critical input on the latest advancements within each field and the implications of these changes on the curriculum.

•                                          Regulating or licensing agencies.  The degree programs of each of the higher education institutions have been approved in accordance with applicable law.  For example, the Secretary of Education in Mexico has reviewed all of UVM’s programs and given the university degree-granting authority for those programs.  The Ministries of Education in Spain, France, Costa Rica, Panama, and Ecuador perform similar roles.  The Company must generally work with the regulators of these higher education institutions to ensure that any new programs will be approved.  In Chile, UDLA, UNAB, and AIEP have been granted full autonomy by the Ministry of Education. As a result, the Company is free to create new degree programs in Chile without additional regulatory approval. In addition, UNAB received a four-year voluntary accreditation from the Ministry of Education. Les Roches and Glion (Hospitality) are licensed in Switzerland and accredited by the NEASC, one of six accrediting associations in the U.S, and must ensure that their curriculum continues to meet the standards of that association.

The campus-based network in Latin America and Europe allows the Company to share high quality curricula among its higher education institutions, thereby broadening students’ educational opportunities.  In recent years, UEM and Les Roches developed a new joint degree program in hospitality business management that is now offered to students at UEM. UVM now offers a sports management degree program developed at UEM, and has launched an enhanced tourism degree, using Les Roches’ curriculum.  In 2004, UVM and UEM launched a dual-degree program, in which graduating students receive a degree from both institutions, recognized in both countries.  The Company has also launched an international resource enabling all students in the campus-based network to identify job and internship opportunities around the world, and allowing the schools’ corporate partners to market their open positions to all network students.

Tuition and Fees

Tuition varies at each of the higher education institutions depending on the curriculum and type of program.  For the full-service universities in Latin America (Mexico, Chile, Peru and Central America), average annual tuition ranges from $1,400 to $3,800 for the 2004-2005 academic year.  In Europe, annual tuition at Universidad Europea de Madrid averages $10,100. For the specialized higher education institutions in Europe (Hospitality, ESCE, IEDE, ECE and IFG), average tuition ranges from $3,200 to $20,000 for the 2004-2005 academic year. Tuition payment options vary by higher education institution and primarily include monthly installment payment plans and lump sum payments at the beginning of the academic year. Historically, the Company has increased tuition as educational costs and inflation have risen.  In 2004, the Company implemented average tuition increases of approximately 4.5% and 6.0% in Latin America and Europe, respectively.  The Company intends to continue increasing tuition at each of the higher education institutions as market conditions warrant.

Students are generally responsible for room and board fees, transportation expenses and costs related to textbook and supply purchases required for their educational programs.  At some of the higher education institutions, the Company offers these services to the student body, which helps generate incremental revenue.

Students typically self-finance their education or seek non-higher education institution sponsored financing programs.  Although none of the countries in which the higher education institutions currently operate provides student loan programs similar to those in the U.S., the Company is actively working to develop a variety of financing alternatives for students.  The Company has implemented pilot tuition financing programs at its Chilean universities.  The Company anticipates these programs will establish a lending and collections history, which will attract third party lenders.

Student Financing

In 2004, the Company expanded its previous student financing activities at its Chilean universities in order to establish a lending and collections history in this market to attract third party lenders.  The Company believes Chile’s stability, both economic and political, coupled with its sophisticated banking system, reputable and reliable credit bureau, and the strong credit consciousness of its people, support the Company’s decision to explore additional growth opportunities through enhanced financing.

UNAB offered its students financing on a limited basis prior to Laureate’s acquisition in 2003.  The program was designed as a retention tool offered to students completing their second year of studies that might not otherwise be able to continue due to financial reasons.  To be eligible, students must  meet certain academic and financial requirements, and  provide a cosigner of the debt obligation.

UDLA’s financing program also existed prior to Laureate’s acquisition in 2000 and, until 2003, was offered on a limited basis to new students for their first year of studies to provide students time to obtain government or other forms of financing.  In 2004, the program was redesigned and expanded to require income qualifications and credit scores, as well as a cosigner in certain cases.  More importantly, students are required to secure part-time employment to the extent the university is able to provide opportunities through its employment program.  UDLA has made arrangements with a number of Santiago businesses to provide flexible part-time employment to its students.  As of December 31, 2004, there were approximately 1,100 students participating in the employment program.

Both the UNAB and the redesigned UDLA financing programs permit eligible students to pay 50% of their tuition in monthly installments.  Provided the students remain current with their monthly payments, they are allowed to defer the remaining 50% plus interest until after graduation.  As of December 31, 2004, the number of internally financed students represented 12% of total Chilean enrollment.

At December 31, 2004 and 2003, respectively, the Company has long-term tuition receivables of $14,004 and $2,446, net of allowances of $5,846 and $2,158.  Since this program is not mature, there is limited repayment history.  Nevertheless, third party interest in the program is increasing as evidenced by recent inquiries from third parties regarding the acquisition of the portfolio and the transfer of prior receivables to third parties.  Creating a third party tuition finance solution in Latin America could create much broader access to our offerings thereby supplementing future enrollment growth.

Laureate Online Education

Laureate Online Education offers undergraduate and graduate degree programs to working professionals through distance learning.  Laureate Online Education institutions collectively offer degree programs in education, psychology, health and human services, management, engineering, and information technology.

The following table presents information about Laureate’s online higher education institutions:

Higher Education Institution	Year Founded	Year Acquired	Current Ownership	Enrolled Students(1)		Average Annual Tuition	Accrediting Body
Walden University	1970	2002	100%	14,000	(3)	$7,300	North Central Association of Colleges and Schools (“NCA”)

Canter	1977	1998	100%	4,800	(2)	$5,200	N/A

NTU	1984	2002	100%	600		$9,800	NCA

Laureate Online Education B.V.	2000	2004	100%	1,600		$6,000	N/A

(1)                                                     Represents enrollment as of the last day of the year rounded to the nearest hundred.

(2)                                                     Represents Distance Learning master’s enrollment, excludes over 33,600 non-degree students and excludes 8,200 students enrolled through the Canter-Walden partnership.

(3)                                                     Includes 8,200 students enrolled through the Canter-Walden partnership.

Laureate Online Education’s strategy is to expand program offerings in specific career fields and specializations that are experiencing rapid growth, undergoing major industry changes, and/or experiencing professional shortages.  Each unit offers programs that present the most current academic theory and its practical application to the workplace, allowing graduates to apply their education to their occupations and successfully compete against other well-qualified professionals in the workforce.

As part of Laureate’s international network of higher education institutions, Laureate Online Education is also focused on expanding student access to higher education outside the United States.  The Company’s online higher education institutions are assisting Laureate’s campus based higher education institutions in launching distance-learning initiatives, including joint and coordinated degree programs.

•                                          Walden University is one of the pioneers of distance education, and has over 30 years of academic and operating history.   Walden offers two undergraduate and 19 graduate degree programs in management, health and human services, psychology, and education to working professionals.  Bachelor’s and master’s degree programs are delivered online.  Ph.D. programs are delivered online with a short-term residency requirement.

•                                          Canter & Associates, through its partner universities, offers a master’s degree in education and thousands of individual courses for teachers.  For over 25 years, Canter’s mission has been to enhance the quality of teaching and learning by empowering educators with new teaching strategies.  Approximately 45% of students enrolled in Canter degree-seeking programs have elected online learning, with the remainder enrolled in more traditional distance-learning programs that include video and study guides.  Canter’s Distance Learning master’s division works with five private universities that provide K-12 educators the opportunity to earn a master’s degree in education.  Additionally, Canter’s Distance Learning master’s division works with Walden University (“Canter-Walden partnership”) to provide working professionals the opportunity to earn a master’s degree in education, with specializations including reading, technology, and standards.  The majority of Walden’s students in these programs elect online learning as their mode of distance education.

•                                          National Technological University is the first regionally accredited “virtual” university in the United States, and offers 11 master’s degree programs in engineering, information technology, and management delivered via videotape, CD-ROM, and online learning.  NTU’s courses are developed internally by subject matter experts, or are licensed from some of the country’s premier universities.  In January 2005, NTU was merged with Walden to create the NTU School of Engineering & Applied Sciences at Walden University.

•                                          Laureate Online Education B.V. (formerly KIT eLearning BV), based in Amsterdam, is the exclusive worldwide distance-learning partner of the University of Liverpool, and specializes in delivery of online graduate programs to working-adult students in over 80 countries.  The University of Liverpool and Laureate Online Education B.V. offer master’s degree programs in business and information technology.

Tuition and Fees

Tuition varies at each of the higher education institutions, depending on the curriculum and type of program.

•                                          For Canter, tuition for a typical student enrolled in one of Canter’s partner universities is approximately $8,900 paid over the five semesters, or 20-month program.

•                                          For Walden, tuition ranges from $230 per credit hour for bachelor’s degree programs; to between $300 and $395 per credit hour for the master’s degree programs; to $3,850 per quarter for certain Ph.D. degree programs.  Walden students are currently eligible for the Department of Education’s Title IV federal financial aid under the Higher Education Act of 1965. Degree programs take between two to six years to complete, with a total cost ranging from $9,300 to $68,000, depending on the degree.

•                                          For NTU, tuition ranges from $775 to $1,316 per credit hour.  Degree programs typically take a student two to three years to complete at a total tuition of $28,000 to $35,000 depending on the university and program.  NTU students are currently eligible for the Department of Education’s Title IV federal financial aid under the Higher Education Act of 1965.

•                                          For Laureate Online Education B.V., the average online degree program generally requires two to three years to complete, with a total tuition of  $22,000.

Marketing

Latin America and Europe. The Company markets its higher education institutions through professional broadcasts and targeted marketing campaigns.  These campaigns reach prospective students indirectly through media advertising as well as directly by mail or one-on-one meetings.  During annual enrollment periods, the Company supplements this advertising with local, regional and sometimes national campaigns on television, radio, print and the Internet.  Each higher education institution is responsible for implementing its own marketing campaign, although the Company provides a forum for the network’s marketing departments to share best practices.

Laureate Online Education. The Company markets its distance learning programs to working professionals primarily through direct mail and web advertising, as well as by direct selling to school districts and corporations.

Competition

The Company faces competition in each of its business segments.  The competition focuses on price, educational quality, reputation and location.

Latin America and Europe. The market for post-secondary education outside the U.S. is highly fragmented and marked by large numbers of local competitors.  The target demographics are primarily 18- to 24-year-olds in the individual countries in which the Company competes, except for its Hospitality schools, which markets to students worldwide.  The Company generally competes with both public and private higher education institutions on the basis of price, educational quality, reputation and location.  Public higher education institutions tend to be less expensive, if not free, but more selective and less focused on career-oriented degree programs. The Company believes that it compares favorably with competitors because of its focus on quality, career-oriented curriculum and the efficiencies of its network.  At present, the Company believes that no other company has a similar network of international higher education institutions.  There are a number of other private and public higher education institutions in each of the countries where the Company owns a higher education institution.  Because the concept of private, for-profit higher education institutions is fairly new in many countries, it is difficult to predict how the markets will evolve and how many competitors there will be in the future.  The Company expects competition to increase as the markets mature.

Laureate Online Education.  The postsecondary education market in the U.S. is highly fragmented and competitive, with no single institution having any significant market share.  The target demographics are adult working professionals who are over 25 years old. Walden and NTU compete with traditional public and private non-profit institutions and for-profit schools.  Typically, public institutions charge lower tuitions than Walden and NTU because they receive state subsidies, government and foundation grants, tax-deductible contributions and have access to other financial sources not available to Walden and NTU.  However, tuition at private non-profit institutions is typically higher than the average tuition rates charged by Walden and NTU.  Walden and NTU compete with other educational institutions principally based upon the quality of its educational programs and student services.

Canter competes with both public and private higher education institutions in the U.S. that provide graduate courses and master’s degree programs for teachers.  Canter believes it understands the needs of its students based on its 25 years of experience in the marketplace.  The Company also believes it compares favorably to its competitors for among prospective students due to the convenience of its online and video delivery systems.

Government Regulation

Campus-Based Regulation and Licensing. In response to the growing demand for post-secondary education, governments in many countries have revised their regulations to permit the establishment of private post-secondary, for-profit higher education institutions.  Each country in which the Company operates now allows private investment in post-secondary education. Typically, each applicable regulatory agency oversees higher education institutions, establishes requirements for creation of higher education institutions and sets the official qualifications and standards governing higher education institution departments and degree programs.  Additionally, these regulatory agencies establish prerequisites that students must satisfy in order to apply.  These policies are designed to ensure that the higher education institutions have the resources and capability to provide the student body with a quality education.

Title IV.  Walden and NTU students, mostly working professionals, finance their education through a variety of methods including self-financing, tuition reimbursement from employers, and through federal financial aid programs known as Title IV.  The Higher Education Act of 1965 and related regulations govern all U.S. higher education institutions participating in Title IV programs.  Walden and NTU maintain eligibility to participate in the following Title IV programs: Federal Pell Grant, Federal Family Education Loan, and Federal Parent Loan for Undergraduate Students.

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

Walden and NTU are two of only 24 participants qualified in the Distance Education Demonstration Program.  This program, authorized by Congress in the 1998 reauthorization of the Higher Education Act of 1965, is designed to test the quality and Title IV eligibility of expanded distance education programs currently restricted under the original Act.   Sixteen participants, including Walden and NTU, received waivers of provisions that prohibit Title IV eligibility at distance learning institutions.  The Distance Education Demonstration Program requires reauthorization by the U.S. Congress in June 2005 to assure continued Title IV eligibility.

Walden and NTU are subject to announced and unannounced compliance reviews as well as annual and periodic audits by various state and federal government agencies and accrediting agencies.  Material provisions of Title IV regulations that may impact eligibility include:

•                  Standards of financial responsibility

•                  Change in ownership or control

•                  Student loan defaults

•                  Changes in federal and state regulations and laws

•                  Compensation of university representatives

•                  Administrative capacity

•                  Eligibility and certification

•                  Accreditation

Changes in Title IV participation requirements, elimination or reduction in federal funding of Title IV programs, or loss of Title IV program eligibility, could reduce the ability of certain Walden and NTU students to finance their education, thereby leading to lower student enrollment.  In 2004, approximately 35% of total Laureate Online Education students, or 5% of students at all Laureate schools, obtain financing under Title IV programs.  The elimination or reduction of Title IV programs could have an adverse impact on the Company.

Intellectual Property

The Company currently owns the registered trademark for the word “Laureate”.  The Company has pending applications with the US Patent and Trademark Office, as well as with the applicable Trademark agencies within the specific countries where the Company operates, for the marks “Laureate International Universities”, “Laureate Online International” and “Laureate Online Education”.  In addition, Laureate has the rights to tradenames, logos, and other intellectual property specific to its higher education institutions, in the countries in which those institutions operate.

Employees

As of December 31, 2004, the Company had 17,534 employees, including 8,427 classified as full-time and 9,107 classified as part-time. Most of the Company’s part-time employees are academic teaching staff. The Company’s employees at UEM and UVM are covered by labor agreements.  The UEM agreement has been negotiated by a national union with a committee representing all of the private, for-profit universities in the country and is due to be revised in 2005.  Substantially all of the faculty at UVM is represented by a union.  The economic provisions of the labor agreement at UVM were revised in 2004, without any substantial changes, and will be revised again in late 2005.  The agreements govern salaries, benefits and working conditions for all union members at the higher education institutions. The Company considers itself to be in good standing with these unions and with all of its employees.

Effect of Environmental Laws

The Company believes it is in compliance with all applicable environmental laws, in all material respects. The Company does not expect future compliance with environmental laws to have a material effect on the business.

Available Information

The Company’s Internet Address is www.laureate-inc.com.  The Company makes available, free of charge through its website, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act soon after they are electronically filed with the SEC.  In addition, the Company’s earnings conference calls and presentations to the financial community are web cast live via the Company’s website.

Item 2. Properties

The Company leases 68% of its square footage in its facilities worldwide and owns the other 32%.

The Company’s headquarters consist of three leased facilities in Baltimore, Maryland, including office space and academic facilities. The Laureate Online Education segment leases three additional facilities in the United States, one each in Los Angeles, California; Minneapolis, Minnesota; and Phoenix, Arizona; and one facility in the Netherlands.

The Company’s campus-based segments lease various sites, primarily in Central America, South America and Europe.  The campus-based segments lease 14 UVM sites, 13 IFG sites, 12 UNAB and AIEP sites, 6 UDLA sites, 3 UEM sites, 2 UI sites, and one site each at ESCE, Les Roches, Marbella, Glion, IEDE, and ECE.

The Company’s owned facilities consist of academic buildings and dormitories on the campuses of UVM, UDLA, UPC, Glion, Les Roches, and UEM.  Some of the academic buildings and dormitories at UEM, Les Roches, Glion and UDLA are subject to mortgages.

The Company monitors the capacity of its higher education institutions on a regular basis and makes decisions to expand capacity based on existing facilities and enrollments.

Item 3.   Legal Proceedings

The Company is not currently a party to any litigation that management believes to be material.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II.

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

a)                                      The Company’s Common Stock trades on the NASDAQ National Market under the ticker symbol “LAUR”.  The high and low trade prices for 2004 and 2003 for the Company’s common stock are set out in the following table.  These prices are as reported by NASDAQ, and reflect inter-day price quotations, without retail mark-up, mark down or commission, and may not necessarily represent actual transactions.

2004	High	Low
1st Quarter	$35.34	$28.38
2nd Quarter	$40.21	$33.64
3rd Quarter	$39.24	$30.50
4th Quarter	$44.96	$34.80

2003	High	Low
1st Quarter	$17.44	$11.25
2nd Quarter	$24.00	$15.74
3rd Quarter	$30.28	$22.38
4th Quarter	$32.78	$26.45

No dividends were declared on the Company’s common stock during 2004 and 2003, and the Company does not anticipate paying dividends in the foreseeable future.

The number of registered shareholders of record as of February 28, 2005 was 537.

b)                                     On September 16, 2004, the Company issued 2,500,000 shares of its common stock, par value $0.01, to certain former stockholders of Walden pursuant to an Agreement and Plan of Merger dated September 16, 2004 by and among the Company, Laureate Acquisition Corporation, a newly-formed and wholly-owned subsidiary of the Company, and Walden.  The shares were issued in partial consideration for the acquisition of all of the remaining issued and outstanding capital stock of Walden.  The aggregate value of the shares issued was $88.8 million, based on the closing price of the Company’s common stock of $35.53 on September 15, 2004.  There were no underwriting discounts or commissions.  The issuance of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as a transaction made solely to accredited investors and not involving a public offering.

During the year ended December 31, 2003, the Company issued 581,000 shares of common stock valued at $5.2 million and restricted from sale for three years, as consideration for the acquisition of membership interests in the Ventures business that were not owned by the Company or Apollo Management L.P. (“Apollo”).  These shares were not registered under the Securities Act of 1933, in reliance upon the exemption contained in Section 4(2) of the Act.

c)                                      No shares of common stock were repurchased during the fourth quarter of 2004.

Item 6.  Selected Consolidated Financial Data

The selected consolidated financial data for the years ended December 31, 2004, 2003, 2002, 2001, and 2000 have been derived from the Company’s consolidated financial statements.  The financial data should be read in conjunction with the consolidated financial statements and notes thereto.

The Company consummated several significant purchase business combinations in the five-year period ended December 31, 2004. These business combinations affect the comparability of the amounts presented.   Additionally, the accompanying financial data presents the continuing operations of the Company, and excludes the results of operations of several businesses that were sold during the periods presented.  Note 3 to the consolidated financial statements describes the operations that were discontinued in 2003 and 2004.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES

Consolidated Statements of Operations Data

(Dollar amounts in thousands, except per share data)

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(1)(2)	(1)(2)(3)	(1)(3)(4)	(5)(6)(7)	(5)(8)(9)
Revenues
Core operating segments	$648,019	$471,903	$335,608	$244,529	$97,687
Ventures	—	903	395	—	—
Total revenues	648,019	472,806	336,003	244,529	97,687

Costs and Expenses
Direct Costs:
Core operating segments	529,674	393,050	291,619	209,579	85,312
Ventures	—	2,122	2,592	—	—
General and administrative expense:
Core operating segments	21,380	17,774	21,318	22,003	20,306
Ventures	—	1,756	4,804	9,211	5,473
Non-cash stock compensation expense	5,718	23,050	1,046	—	—
Total costs and expenses	556,772	437,752	321,379	240,793	111,091

Operating income (loss)	91,247	35,054	14,624	3,736	(13,404)

Other income (expense)
Investment and other income	28,179	7,039	6,905	11,274	22,250
Interest expense	(7,670)	(8,837)	(8,256)	(8,700)	(6,738)
Ventures investment income (losses)	—	(8,437)	(2,308)	22,131	(11,441)
Loss on investments	—	—	(8,253)	(14,231)	—
Foreign currency exchange gain (loss)	(956)	257	641	(80)	(2,932)
	19,553	(9,978)	(11,271)	10,394	1,139
Income (loss) from continuing operations before income taxes, minority interest, equity in net income (loss) of affiliates, and cumulative effect of change in accounting principle	110,800	25,076	3,353	14,130	(12,265)
Income tax benefit (expense)	(6,798)	2,930	8,789	(1,517)	6,852

Minority interest in (income) loss of consoldiated subsidiaries, net of tax:
Ventures	—	487	2,058	2,590	9,133
Other	(21,021)	(14,947)	(6,880)	(7,598)	(1,674)
	(21,021)	(14,460)	(4,822)	(5,008)	7,459
Equity in net income (loss) of affiliates, net of tax:
Ventures	—	(4,055)	(4,029)	(31,428)	(12,733)
Other	(323)	194	309	28	(485)
	(323)	(3,861)	(3,720)	(31,400)	(13,218)

Income (loss) from continuing operations before cumulative effect of change in accounting principle	$82,658	$9,685	$3,600	$(23,795)	$(11,172)

Income (loss) from continuing operations before cumulative effect of change in accounting principle per share, basic	$1.78	$0.23	$0.09	$(0.62)	$(0.26)
Income (loss) from continuing operations before cumulative effect of change in accounting principle per share, diluted	$1.69	$0.22	$0.09	$(0.62)	$(0.26)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$105,629	$92,145	$94,068	$86,463	$103,335
Available-for-sale securities	4,515	16,765	22,282	59,563	201,748
Net working capital (deficit)	(75,197)	(42,906)	73,709	117,912	157,313
Intangible assets and deferred costs, net	567,090	334,096	219,247	153,258	141,362
Net assets of discontinued operations	47,041	71,914	198,281	277,383	245,590
Total assets	1,530,710	1,149,914	967,811	909,191	1,016,963
Long-term debt, including current portion, and other long-term liabilities	232,314	148,411	200,175	148,706	197,959
Stockholders’ equity	878,635	669,150	485,928	545,855	553,263

(1)                                                     During 2004, 2003, and 2002, the Company completed significant acquisitions as discussed further in Note 4 to the consolidated financial statements.

(2)                                                     During 2004 and 2003, the Company recorded non-cash stock compensation expense related to a replenishment plan implementation change and the modification of stock options, respectively.  These events are discussed further in Note 13 to the consolidated financial statements.

(3)                                                     During 2003 and 2002, the Company recorded losses on investments as discussed further in Note 8 to the consolidated financial statements.

(4)                                                     During 2002, the Company wrote off  $3.5 million of previously deferred costs relating to a terminated initial public offering of the campus-based operating segments and one terminated Latin America acquisition.  These charges are included in core operating direct costs.

(5)                                                     Prior to the adoption of Statement of Financial Accounting Standards No. 142, the Company was required to amortize goodwill and all intangible assets.  During 2001 and 2000, the Company recorded $15.6 million and $3.9 million, respectively, of goodwill amortization.  For 2001, equity in net losses of affiliates included amortization of $8.9 million related to the Ventures business.

(6)                                                     The following acquisitions were completed during 2001.  The Company’s 2001 results of continuing operations include the results of the acquired companies from the effective date of the acquisition through December 31, 2001.

•                  During July 2001, the Company acquired an additional 23.75% ownership interest in Prouniversidad S.A., which owns and operates UEM, for cash of $18.5 million, increasing its total ownership in Prouniversidad S.A. to 77.75%.  The Company previously acquired a 54% ownership interest in UEM in 1999.  The purchase of the additional interest was accounted for as a step acquisition.

•                  In October 2001, the Company acquired 98.8% of the common stock of École Supérieur du Commerce Extériuer (“ESCE”), a private, for-profit university in Paris, for $8.2 million in cash.   In December 2002, the Company sold 10% of its ownership in ESCE to an unrelated third party.

 (7)                                                  The Company realized investment gains of $7.9 million in 2001.  The most significant transactions giving rise to these gains are described below.

•                  On September 11, 2001, Ventures recognized an investment gain of $24.7 million upon the sale of its 42% stake in Classwell Learning Group, Inc. for total cash proceeds of $31.8 million.

•                  On June 15, 2001, Caliber Learning Network, Inc. (“Caliber”) filed for Chapter 11 bankruptcy protection.  The Ventures investment in Caliber of $2.9 million was reduced to $0 upon recording its allocable share of losses related to Caliber prior to the bankruptcy proceedings, which was included in equity in net loss of affiliates.  Additionally, the Company recorded a loss on investment of $14.2 million.  This loss consists of bad debt expense for notes receivable from and advances to Caliber of $7.5 million, and $6.7 million for estimated Caliber liabilities incurred by the Company. On December 31, 2002, the loss was increased by $0.7 million due to revised estimates of remaining liabilities resulting from guarantees.

(8)                                                     The following material acquisitions were completed during 2000.  The Company’s 2000 results of continuing operations include the results of the acquired companies from the effective date of the acquisitions through December 31, 2000.

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

•                  Effective November 24, 2000, the Company acquired for cash the controlling interests in Planeacion de Sistemas, S.A. which controls and operates Universidad del Valle de Mexico (“UVM”).   The purchase price totaled $49.9 million and was allocated to acquired assets totaling $67.7 million and assumed liabilities totaling $17.8 million. Contingent consideration was also payable to the sellers if specified levels of earnings before interest and taxes were achieved in 2002.  Consideration of $0.5 million based on the attainment of these earnings levels was paid to the sellers and recorded as additional goodwill in 2002.

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

(9)                                                     The Company recognized realized investment losses of $11.4 million in 2000.  The most significant transactions giving rise to these losses are described below.

•                  In 2000, Ventures incurred a $3.0 million realized loss upon the disposal of its $4.9 million investment in the common stock of ZapMe! Corporation for cash proceeds of $1.9 million.

•                  Ventures also recorded realized investment losses of $8.4 million in 2000 based on an assessment that two investments were permanently impaired due to a significant deterioration in operating results and concerns regarding the ability of these companies to successfully implement their business plan.

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

Overview

Laureate is focused exclusively on providing a superior higher education experience to over 159,000 students through the leading global network of accredited campus-based and online higher education institutions.  The Company’s educational services are offered through three separate reportable segments: Latin America, Europe and Laureate Online Education.  Latin America and Europe own or maintain controlling interests in six and nine separately accredited higher education institutions, respectively.  The Latin America segment has locations in Mexico, Chile, Peru, Ecuador, Panama, and Costa Rica. The Europe segment has locations in Spain, Switzerland, and France.  The Laureate Online Education segment provides career-oriented degree programs to approximately 21,000 students through Walden E-Learning, Inc. (“Walden”), National Technological University (“NTU”), Laureate Education Online BV (formerly KIT eLearning BV) and Canter and Associates (“Canter”).

On May 17, 2004, the Company changed its name from Sylvan Learning Systems, Inc. to Laureate Education, Inc.  The Company began trading under a new NASDAQ ticker symbol, LAUR, on May 18, 2004.

Sale of Business Units

On December 31, 2004, the Company and WSI Education S.a.r.l. executed an Agreement for Purchase of Shares that provides for the acquisition of substantially all of the Company’s WSI business units and investments.  On June 30, 2003, the Company completed the sale to Educate, Inc. (“Educate”), a company newly-formed by Apollo Management L.P.

(“Apollo”), of substantially all of the Company’s K-12 segments.  See Note 3 to the consolidated financial statements for more information regarding these transactions.

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

Revenue Recognition. Revenues from educational services, tuition and fees, are recorded on a straight-line basis over the length of period in which services are provided.  Textbook sales and the related cost of the textbooks are recognized at the beginning of each academic quarter with respect to students who are attending courses in which textbooks are charged separately from tuition.  Approximately 90% of the Company’s revenues represent tuition charges and approximately 4% of revenues represent bookstore sales and student fees.  For each student, billings issued or payments received in excess of tuition earned are recorded as deferred revenue. Refunds to students have been immaterial and generally limited to amounts paid for which educational services have not been rendered.  Since the Company does not recognize revenues until the services have been rendered, these refunds are typically charged to the deferred revenue account. The amount of tuition earned depends on the fee per semester or per credit hour of the courses, the number of program courses a student takes during each period of enrollment, and the total number of students enrolled in each program.  Each of these factors is known at the time  tuition revenues are calculated and is not subject to estimation.  If the Company adds additional fees related to educational services, the fees are assessed separately for proper revenue recognition treatment.

Revenue from the sale of educational products, approximately 6% of the Company’s revenues, is generally recognized when shipped and collectibility is reasonably assured.

Accounts and Notes Receivable. The Company routinely makes estimates of the collectibility of its accounts and notes receivable. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its students to make required payments.  The Company estimates the amount of the required allowance by reviewing the status of past-due receivables and analyzing historical bad debt trends.  Actual collection experience has not varied significantly from estimates, due primarily to credit policies, and a lack of concentration of accounts receivable.  If the financial condition of students were to deteriorate, resulting in an impairment of their ability to make required payments for tuition, additional allowances may be required.

Goodwill and Other Intangible Assets.  During each of the years presented, the Company acquired various businesses accounted for using the purchase method of accounting.  A portion of the purchase price for these businesses was allocated to identifiable tangible and intangible assets and assumed liabilities based on estimated fair values at the date of acquisition. Any excess purchase price was allocated to goodwill.  This goodwill and other indefinite-lived intangibles are evaluated at least annually for impairment.

Goodwill is potentially impaired when the carrying amount of a reporting unit’s goodwill exceeds its implied fair value, as determined under a two-step approach.  The first step is to determine the estimated fair value of each reporting unit with goodwill.  The reporting units of the Company for purposes of the impairment test are those operating components for which discrete financial information is available and for which operating results are regularly reviewed by segment management. Components are combined when determining reporting units if they have similar economic characteristics.  In general, each higher education institution is a reporting unit for purposes of the impairment tests.

The Company estimates the fair value of each reporting unit by estimating the present value of the reporting unit’s future cash flows.   If the recorded net assets of the reporting unit are less than the reporting unit’s estimated fair value, then no impairment is indicated.  Alternatively, if the recorded net assets of the reporting unit exceed its estimated fair value, then goodwill is potentially impaired and a second step is performed.  In the second step, the implied fair value of the goodwill is determined by deducting the estimated fair value of all tangible and identifiable intangible net assets of the reporting unit from the estimated fair value of the reporting unit.  If the recorded amount of goodwill exceeds this implied fair value, an impairment charge is recorded for the excess.

Other intangible assets include acquired student rosters, accreditation, tradenames, non-competition agreements and curriculum. The assumptions used to calculate the initial fair value of these identified intangible assets included estimates of future operating results and cash flows, as well as discount rates and weighted average costs of capital for each acquisition.  Accreditations and tradenames have indefinite lives.  Useful lives which range from 1 to 7 years are assigned to all other intangible assets based upon estimated matriculation rates and other factors.

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

Income Taxes.  The Company earns a significant portion of its income from subsidiaries located in countries outside of the United States.  At December 31, 2004, undistributed earnings of foreign subsidiaries totaled approximately $611.8 million.  Deferred tax liabilities have not been recognized for these undistributed earnings because it is management’s intention to reinvest such undistributed earnings outside of the United States.  APB Opinion No. 23, Accounting for Income Taxes – Special Areas, requires that a company evaluate its circumstances to determine whether or not there is sufficient evidence to support the assertion that it has or will reinvest undistributed foreign earnings indefinitely.

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

If circumstances change and it becomes apparent that some or all of the undistributed earnings of the Company’s foreign subsidiaries will be remitted to the United States in the foreseeable future, the Company will be required to recognize deferred tax liabilities on those amounts.  As of December 31, 2004, if all undistributed earnings had been remitted to the United States, the amount of incremental U.S. federal income tax liabilities, net of foreign tax credits, would have been approximately $171.2 million, of which $83.4 million is related to discontinued operations.

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

Impact of Recently Issued Accounting Standards.  In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“FASB 123R”), Share-Based Payment. FASB 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25, which generally recognizes no compensation expense for employee stock options.  The adoption of the fair value method under FASB 123R could have a significant impact on the results of operations, however it will have no impact on the balance sheet.  FASB 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a cash flow from financing activities rather than a cash flow from operating activities.  This requirement will reduce net cash flow from operations and increase net cash flow from financing activities in the periods after adoption.  The effective date is the first interim reporting period beginning after June 15, 2005. The Company is currently evaluating pricing models and the transition provisions of this standard and will begin expensing stock options in the third quarter of 2005.

Results of Operations

The Company’s three continuing reportable segments generate revenues as follows:

•                                          Latin America and Europe earn tuition and related fees paid by the students of the Company’s campus-based higher education institutions.

•                                          Laureate Online Education earns revenues from instructional services that are provided through an online format, as well as other forms of distance learning.

The Latin America, Europe and Laureate Online Education segments, when presenting aggregated statements of operations data, are referred to as “Core Operating Segments.”

Enrollments

Management closely follows trends in new and total enrollment because total enrollment growth is highly correlated with revenue growth.  New enrollments are particularly important as they impact future results.

Enrollment Reporting

Each of Laureate’s higher education institutions has a different enrollment cycle depending on geography and academic program.  Each school has a “Primary Enrollment Cycle” at the start of each academic year, during which most of the enrollment occurs.  The first quarter coincides with the Primary Enrollment Cycle for the Company’s higher education institutions in the South American region (Chile, Peru and Ecuador).  The third quarter coincides with the Primary Enrollment Cycle for the Mexico region (Mexico, Costa Rica and Panama), as well as for schools in Spain, Switzerland, U.S. and France.  The timing of the Primary Enrollment Cycles causes the business to be seasonal.

Seasonality

Most of the schools in the Company’s network have a summer break when classes are generally not in session and during which minimal revenues are recognized.  Operating expenses, however, do not fully correlate to the enrollment and revenue cycles, as the schools continue to incur fixed expenses during summer breaks.  As a result, the fourth quarter is the Company’s strongest quarter because all of its higher education institutions are in session.  The second quarter is also strong as most schools have classes in session, although the Company’s largest school, located in Mexico, is in session for only part of that quarter.  The first and third quarters are weaker quarters because the majority of the Company’s schools have summer breaks for some portion of one of these two quarters. Due to this seasonality, revenues and profits in any quarter are not necessarily indicative of results in subsequent quarters.

The following chart shows the enrollment cycles for each higher education institution.  In the chart, shaded areas represent periods when classes are generally in session and revenues are recognized.  Areas that are not shaded represent summer breaks during which revenues are not typically recognized.  The large circles indicate the Primary Enrollment start dates of the Company’s schools, and the small circles represent Secondary Enrollment start dates (smaller intake cycles).

Notes:

(1) Mexico Region includes Mexico, Costa Rica and Panama

(2) South American Region includes Chile, Ecuador and Peru

Student Attrition

Management defines attrition as those students that leave the higher education institution prior to graduation.  Attrition may be due to academic, financial or other personal reasons.  Management closely monitors attrition levels at its higher education institutions.  To address the key reasons for student attrition, management has implemented programs, such as assistance with financing, remedial educational programs, mentoring and counseling. In general, attrition at the Company’s schools has been stable as a percentage of total revenue over the past five years.  Historically, attrition rates have not changed materially from year to year.

Average Length of Stay

Management actively monitors the average length of stay of students.  The average length of stay is defined as the average time necessary to complete a given course of study, adjusted for attrition.  Management believes that the Company’s 3 to 4 year average length of stay and low attrition levels contribute to the predictability of future revenues.  Due to the Company’s multi-year average length of stay, changes in enrollment from one cycle to the next have not historically materially impacted quarterly or annual results.

Pricing

Each higher education institution has different pricing based upon local demand level, economic conditions, and competitive environment.  Increases in tuition have historically exceeded local market inflation.

Foreign Exchange

All of the higher education institutions in the campus-based segments are located outside the Unites States. Therefore, management actively monitors the impact of foreign currency movements and the correlation between the local currency and the U.S. Dollar.  The Company’s diversified portfolio of currencies has mitigated the impact of translation risk based on currency movements.  Because all revenues and expenses in a particular country are denominated in the local currency, the exposure is limited to the operating margins of schools in that country.  Also, since the Company has historically reinvested each higher education institution’s cash flow locally, the principal exposure is the translation risk into U.S. Dollars for purposes of the consolidated financial statements, as required by U.S. generally accepted accounting principles (“GAAP”).  In addition, the Company occasionally enters into foreign exchange forward contracts to reduce the earnings impact of non-functional currency denominated receivables.  Currently, the Mexican Peso is the Company’s largest currency, followed by the Chilean Peso, Euro, U.S. Dollar, Swiss Franc, Peruvian Nuevo Sol and Costa Rican Colon.

Reportable Segments

The following table is derived from the Company’s consolidated financial statements and represents financial information of the Company’s reportable segments for 2004, 2003, and 2002:

	Latin America	Europe	Laureate Online Education	Other (1)	Unallocated	Consolidated
	(in thousands)
2004
Segment revenues	$360,485	$152,400	$135,134	$—	$—	$648,019
Segment direct costs	(275,027)	(128,616)	(113,991)	—	—	(517,634)
Campus-based segments’ overhead	—	—	—	—	(12,040)	(12,040)
Segment profit	85,458	23,784	21,143	—	(12,040)	118,345
Non-cash compensation expense	—	—	—	—	(5,718)	(5,718)
General and administrative expenses	—	—	—	—	(21,380)	(21,380)
Operating income	$85,458	$23,784	$21,143	—	$(39,138)	$91,247

2003
Segment revenues	$249,533	$126,555	$95,815	$903	$—	$472,806
Segment direct costs	(191,907)	(106,621)	(82,527)	(2,122)	—	(383,177)
Campus-based segments’ overhead	—	—	—	—	(11,995)	(11,995)
Segment profit	57,626	19,934	13,288	(1,219)	(11,995)	77,634
Non-cash compensation expense	—	—	—	—	(23,050)	(23,050)
General and administrative expenses	—	—	—	(1,756)	(17,774)	(19,530)
Operating income	$57,626	$19,934	$13,288	$(2,975)	$(52,819)	$35,054

2002
Segment revenues	$169,411	$91,854	$74,343	$395	$—	$336,003
Segment direct costs	(138,418)	(75,175)	(65,290)	(2,592)	—	(281,475)
Campus-based segments’ overhead	—	—	—	—	(12,736)	(12,736)
Segment profit	30,993	16,679	9,053	(2,197)	(12,736)	41,792
Non-cash compensation expense	—	—	—	—	(1,046)	(1,046)
General and administrative expenses	—	—	—	(4,804)	(21,318)	(26,122)
Operating income	$30,993	$16,679	$9,053	$(7,001)	$(35,100)	$14,624

(1) Other represents results from the Ventures business, which was disbanded in 2003.

The Company’s direct costs include all expenses incurred by operating units including selling and administrative expenses.  The Company’s campus-based segments’ overhead represents centralized costs incurred in support of the Latin America and Europe operations that are not allocated back to the reportable segments.

The following comparisons of results of operations focus on the continuing operations of the Company.

Comparison of results for 2004 to results for 2003.

Revenues.  Total revenues increased by $175.2 million, or 37%, to $648.0 million for the year ended December 31, 2004 (“2004”) from $472.8 million for the year ended December 31, 2003 (“2003”).  This revenue increase was driven primarily by increased total enrollment at the Company’s higher education institutions, plus the impact of acquisitions within the last two years.

Latin America revenue for 2004 increased by $111.0 million, or 44%, to $360.5 million compared to 2003.  Enrollment increases of 20.2% in schools owned in both fiscal years added revenues of $49.9 million over 2003.  For schools owned in both years, the Company increased local currency tuition by a weighted average of 4.5%, which served to increase revenues by $10.2 million.  Each institution in the segment offers tuitions at various prices based upon degree program.  For 2004, the effects of product mix resulted in a $7.1 million reduction in revenue primarily due to lower-priced working adult and high school enrollments exceeding undergraduate enrollment growth. The segment operates in several countries and is subject to the effects of foreign currency exchange rates in each of those countries.  For 2004, the effects of currency translations increased revenues by $2.5 million, primarily due to the strengthening of the Chilean Peso against the U.S. Dollar, partially offset by the weaker Mexican Peso relative to the U.S. Dollar. A full year’s operations at UNAB/AIEP, acquired May 2003, and the acquisitions of UPC, ULACIT, and the Hispanoamericana campus of UVM in 2004, increased revenues by $55.5 million. Latin America revenue represented 56% of total revenues for 2004, and 53% of total revenues for 2003.

Europe revenue for 2004 increased by $25.8 million, or 20%, to $152.4 million compared to 2003.  Enrollment increases of 3.1% in schools owned in both years added revenues of $2.5 million over 2003.  For schools owned in both years, the Company increased local currency tuition by a weighted average of 6.0%, which served to increase revenues by $7.2 million.  Each institution in the segment offers tuitions at various prices based upon degree program.  For 2004, the effects of product mix resulted in a $7.4 million reduction in revenue primarily due to lower-priced post-graduate enrollment growth in Spain exceeding undergraduate enrollment growth.  The segment operates in several countries and is subject to the effects of foreign currency exchange rates in each of those countries.  For 2004, the effects of currency translations increased revenues by $12.4 million, due to the strengthening of the Euro and Swiss Franc against the U.S. Dollar.  The acquisitions of IEDE, IFG and ECE increased revenues by $11.1 million.  Europe revenue represented 24% of total revenues for 2004, and 27% of total revenue for 2003.

Laureate Online Education revenue increased by $39.3 million, or 41%, to $135.1 million for 2004 compared to 2003.  Enrollment increases of 23%, excluding Laureate Online Education, B.V., added revenues of $18.3 million, and the Laureate Online Education B.V. acquisition added revenues of $7.5 million. Tuition increases accounted for $3.8 million of additional revenues, and other factors, primarily a favorable change in degree program mix, added $9.7 million.  Laureate Online Education revenue represented 21% of total revenues for 2004, and 20% of total revenues for 2003.

Direct Costs. Total direct costs of revenues increased $134.5 million, or 34%, to $529.7 million for 2004 from $395.2 million for 2003.  Direct costs decreased to 82% of total revenues in 2004 from 84% in 2003 primarily due to increased enrollments providing improved leverage of the fixed cost base.

Latin America direct costs increased by $83.1 million to $275.0 million, or 76% of Latin America revenue for 2004 year, compared to $191.9 million or 77% of Latin America revenue for 2003.  An increase of $35.4 million in expenses reflected higher enrollments and corresponding expanded operating activities compared to 2003.  Acquisitions increased expenses by $47.0 million.  For 2004, the effects of currency translations increased expenses by $0.7 million, primarily due to the strengthening of the Chilean Peso against the U.S. Dollar, partially offset by the weakening of the Mexican Peso relative to the U.S. Dollar.

Europe direct costs increased by $22.0 million to $128.6 million, or 84% of Europe revenue for 2004, compared to $106.6 million, or 84% of Europe revenue for 2003.  Higher enrollments and expanded operations at the higher education institutions compared to 2003 increased expenses by $1.5 million, and the acquisitions of IEDE, IFG and ECE increased expenses by $10.4 million.  For 2004, the effects of currency translations increased expenses by $10.1 million, due to the strengthening of the Euro and Swiss Franc against the U.S. Dollar.

Campus-based segments overhead expense remained constant at $12.0 million in 2004 and 2003.

Laureate Online Education direct costs increased by $31.5 million to $114.0 million, or 84% of Laureate Online Education revenue for 2004, compared to $82.5 million, or 86% of Laureate Online Education revenue for 2003.  The decrease in direct costs as a percentage of revenues was the result of improved Walden margins resulting from higher enrollment volume, partially offset by the inclusion of Laureate Online Education B.V.’s breakeven operating results in 2004.

Other Operating Expenses.  Other expenses decreased by $15.5 million to $27.1 million for 2004 year from $42.6 million for 2003.  The decrease in other operating expenses related primarily to the decrease in non-cash stock compensation expense.

Core operating segments general and administrative expenses increased by $3.6 million in 2004 to $21.4 million from $17.8 million in 2003. The increase in expenses was primarily due to increases in payroll and other employee related costs resulting from increased headcount, training costs and travel expenses incurred to support the rapid growth in the Company’s global operations and implementation of the provisions of the Sarbanes-Oxley legislation.  Approximately $4.0 million of additional consulting expenses related to Sarbanes-Oxley Section 404 internal controls evaluation assistance.

These increases were offset by a net reduction in labor costs and facilities as a result of the sale of the K-12 segments to Educate. Certain employees principally dedicated to servicing the K-12 segments were employed by Educate effective July 1, 2003.  Contemporaneously, the Company entered into a service agreement for the contracting of certain administrative services from Educate.  Also, the Company entered into a sub-lease agreement with Educate for certain space in the Company’s headquarters facility.  See the contractual obligations and contingent matters discussion for further description of these agreements.

Ventures had no general and administrative expenses or non-operating expenses in 2004 due to the sale of its investment portfolio and the related discontinuation of its administrative costs during the second quarter of 2003.  Ventures incurred $1.8 million of general and administrative expenses in 2003 related to management of its investment portfolio.

Non-cash stock compensation expense decreased $17.3 million to $5.7 million for 2004 compared to $23.0 million for 2003.  During 2003, employee stock options of a subsidiary were exchanged for options to acquire Laureate common stock resulting in compensation expense of $21.9 million in 2003 and $1.9 million in 2004.  In each year, the Company also issued restricted stock to senior executives resulting in additional non-cash compensation expense of  $2.8 million in 2004 and $1.0 million in 2003.

During 2004, certain employees were inadvertently permitted to exercise stock options on a net share basis, whereby shares equal in value to the option exercise price and the employee’s minimum tax withholding obligation were withheld by the Company (also known as a “cashless exercise”).  Under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, the use of “in the money” options to cover the exercise price resulted in a new measurement date and, as a result, the Company recognized $1.0 million of additional compensation expense in continuing operations for the difference between the exercise price and the market value of the shares on date of exercise.  When the situation was discovered by management in May 2004, the Company discontinued this practice and, therefore, expects no further compensation charges from the exercise of employee stock options.

Non-Operating Income/Expenses.  Non-operating income/expenses changed to income of $19.6 million for 2004 from an expense of $10.0 million in 2003.  This change was primarily attributable to income recognized in connection with the early repayment of a note receivable originally issued on June 30, 2003, as partial consideration for the sale of the Company’s K-12 segments to Educate with an original issue discount of $13.4 million.  The primary component of non-operating expense in 2003 was a loss on investments of $8.4 million.

Investment and other income increased $21.2 million to $28.2 million from $7.0 million in 2003. In connection with the Educate note, the Company recorded income of $12.7 million due to the accelerated recognition of the remaining unamortized original issue discount.  The remaining increase in the investment and other income was primarily due to the interest earned on the Educate note prior to repayment.

Ventures loss on investment of $8.4 million during 2003 was primarily attributable to the write-off of the investment in ClubMom, Inc.

Interest expense decreased $1.2 million primarily due to the retirement and conversion of $95.0 million of convertible debentures in 2003, partially offset by an increase in expense related to debt incurred in connection with the 2003 UNAB acquisition.

Minority Interest in (Income) Loss of Affiliates, Net of Tax.  Minority interest (income) loss of affiliates increased $6.6 million to $21.0 million in 2004 from $14.5 million in 2003. Acquisitions added $1.6 million, and the minority share of improved operating results at UVM, UDLA, UNAB and Walden was $4.5 million. As more fully described in Note 4 to the consolidated financial statements, the ownership interests of the minority shareholders at Walden and UEM were bought in September 2004 and December 2004, respectively.

Income Taxes. The Company has operations in multiple countries, many of which have statutory tax rates lower than the United States.  Since approximately 80% of the Company’s revenues are generated outside the United States, the impact of generally lower effective tax rates in these foreign jurisdictions is an effective tax rate significantly lower than the United States statutory rate as outlined in Note 14 to the consolidated financial statements.

Comparison of results for 2003 to results for 2002.

Revenues.  Total revenues increased by $136.8 million, or 41%, to $472.8 million for the year ended December 31, 2003 (“2003”) from $336.0 million for the year ended December 31, 2002 (“2002”).  This revenue increase was primarily driven by increases in tuition and enrollment at higher education institutions in the campus-based segments, and the May 2003 acquisition of UNAB.

Latin America revenue for 2003 increased by $80.1 million, or 47%, to $249.5 million compared to 2002.  This increase was primarily due to higher tuition and enrollments at higher education institutions owned in both fiscal years, as well as the impact of the May 2003 acquisition of UNAB.  On an overall basis, enrollment increases of 23.7% in schools owned in both fiscal years added revenues of $36.8 million over 2002.  The Company increased local currency tuition by a weighted average of 8.1% in 2003 compared to 2002, which served to increase revenues by $15.5 million.  Each institution in the segment offers tuitions at various prices based upon degree program.  For 2003, the effects of product mix resulted in a $1.4 million increase in revenue due to higher-priced undergraduate enrollment growth exceeding working adult and high school enrollment growth.   The Company operates in several countries and is subject to the effects of foreign currency exchange rates in each of those countries.  For 2003, the effects of currency translations decreased revenues by $15.7 million, primarily due to the Mexican Peso devaluation against the U.S. Dollar during 2003.  Latin America acquisitions, primarily that of UNAB in the second quarter of 2003, increased revenue by $42.1 million.  Latin America revenue represented 53% of total revenues for 2003, and 50% of total revenues for 2002.

Europe revenue for 2003 increased by $34.7 million, or 38%, to $126.6 million compared to 2002.  This increase was primarily due to higher tuition and enrollments at higher education institutions owned in both fiscal years, as well as the impact of the Glion acquisition.  On an overall basis, enrollment increases of 2.9% in schools owned in both fiscal years added revenues of $2.7 million over 2002.  The Company increased local currency tuition by a weighted average of 5.7% in 2003 compared to 2002, which served to increase revenues by $4.2 million.  Each institution in the segment offers tuitions at various prices based upon degree program.  For 2003, the effects of product mix resulted in a $2.8 million reduction in revenue, primarily due to lower-priced post-graduate enrollment growth in Spain exceeding undergraduate enrollment growth.  The Company operates in several countries and is subject to the effects of foreign currency exchange rates in each of those countries.  For 2003, the effects of currency translations increased revenues by $17.8 million, primarily due to the strengthening of the Euro and Swiss franc against the U.S. Dollar.  Europe revenue increased by $12.8 million due to the acquisition of Glion in the third quarter of 2002.  Europe revenue represented 27% of total revenues for the 2003 and 2002 fiscal years.

Laureate Online Education revenue increased by $21.5 million, or 29%, to $95.8 million for 2003 compared to 2002.  For fiscal 2003, revenues reflect an overall student increase of 6% and an increase in new students of 11%.  Fiscal 2003 revenue includes an average tuition increase of approximately 5% in all of Laureate Online Education programs.  Laureate Online Education revenue represented 20% of total revenues for 2003, and 22% of revenue for 2002.

Direct Costs. Total direct costs of revenues increased $101.0 million, or 34%, to $395.2 million for 2003 from $294.2 million for 2002.  Direct costs decreased to 84% of total revenues in 2003 from 88% in 2002 primarily due to increased enrollments providing improved leverage of the fixed cost base.

Latin America expenses increased by $53.5 million to $191.9 million, or 77% of Latin America revenue for 2003, compared to $138.4 million, or 82% of Latin America revenue for 2002.  Increased enrollments and operating activities at the higher education institutions compared to 2002 added expenses of $36.9 million, and the effect of the acquisition of a controlling interest in UNAB in the second quarter of 2003 and UI in the fourth quarter of 2003 increased expenses by $29.4 million.  For 2003, the effects of currency translations decreased expenses by $12.8 million, primarily due to the Mexican Peso devaluation against the U.S. Dollar during 2003.  The decrease in operating expenses as a percentage of revenue reflects the higher operating margins at UNAB, which was in session from the second quarter 2003 date of acquisition through year-end.

Europe expenses increased by $31.4 million to $106.6 million, or 84% of Europe revenue for 2003, compared to $75.2 million, or 82% of Europe revenue for 2002.  Increased enrollments and operating activities at the higher education institutions compared to 2002 added expenses of $4.9 million, and the acquisition of controlling interest in Glion in the third quarter of 2002 increased expenses by $11.9 million.  For 2003, the effects of currency translations increased expenses by $14.6 million, primarily due to the strengthening of the Euro and Swiss Franc against the U.S. Dollar during 2003.  The increase in operating expenses as a percentage of revenue reflects a decline in the profit margin of the Swiss business.

Campus-based segments overhead expense decreased by $0.7 million to $12.0 million in 2003 compared to $12.7 million in 2002.

Laureate Online Education expenses increased by $17.2 million to $82.5 million, or 86% of Laureate Online Education revenue for 2003, compared to $65.3 million, or 88% of Laureate Online Education revenue for 2002.  The decrease in direct costs as a percentage of Laureate Online Education revenues is due to the allocation of fixed costs over a greater revenue base as well as the implementation of cost cutting initiatives.

Other Operating Expenses.  Other expenses increased by $15.4 million to $42.6 million for 2003 from $27.2 million for 2002.  The increase in other operating expenses, related primarily to the increase in non-cash stock compensation expense, was partially offset by decreases in general and administrative expenses.

Core operating segments general and administrative expenses decreased by $3.5 million in 2003 compared to 2002.  As a result of the sale of the K-12 segments, certain employees that were principally dedicated to servicing the K-12 segments were employed by Educate effective July 1, 2003.  Contemporaneously, a service agreement was executed with Educate whereby the Company agreed to obtain certain administrative services from Educate.  Also, a sub-lease agreement was executed with Educate for certain space in the Company’s headquarters facility. (See related contractual obligations discussion for further description of these agreements later in this report).  The reduction of the core operating segment general and administrative expenses was the direct result of this reduction in labor costs and facilities costs, partially offset by expenses incurred under the services agreement.

Ventures general and administrative expenses decreased by $3.0 million to $1.8 million for 2003 compared to $4.8 million for 2002. The decrease was due to the sale of Ventures’ portfolio and related discontinuation of Ventures’ administrative costs in the second quarter of 2003.

Non-cash stock compensation expense increased to $23.1 million for 2003 from $1.0 million for 2002. This expense consisted primarily of $21.9 million of compensation expense resulting from the exchange of employee stock options of a subsidiary for stock options to acquire the Company’s common stock during the second quarter of 2003.  The Company also recorded non-cash compensation of $1.0 million related to current grants of restricted stock.

Non-Operating Income/Expenses.  Non-operating income/expenses decreased $1.3 million to $10.0 million for 2002 from $11.3 million in 2003.  An increase of $6.1 million in Ventures investment losses was offset by a decrease of $8.3 million in losses on other investments.

The Ventures loss on investments of $8.4 million in 2003 was primarily attributable to the write-off of the cost of its investment in ClubMom, Inc. during the first quarter of 2003.  The $8.3 million loss on other investments in 2002 relates primarily to a $7.4 million write-off of investments in and advances to the Frontline Group.

Interest expense increased $0.6 million primarily due to debt assumed in the August 2002 Glion acquisition and incurred in connection with the May 2003 UNAB acquisition.

Minority Interest in (Income) Loss of Affiliates, Net of Tax.  Minority interest (income) loss of affiliates increased $9.6 million to $14.5 million in 2003 from $4.8 million in 2002. The acquisition of UNAB in April 2003 added $2.4 million, and improved operating results at UEM, UVM, UNAB and Walden added $5.6 million. Minority participation in Ventures losse decreased by $1.6 million.

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

Cumulative Effect of Change in Accounting Principle.   As a result of adopting Statement No. 142 as of January 1, 2002 and performing the required transitional impairment tests, the Company recorded a non-cash charge of $78.6 million in 2002, net of income tax benefit of $7.7 million, which was included in cumulative effect of change in accounting principle in the consolidated statements of operations.  The impairment charge related solely to WSI.

Liquidity and Capital Resources

The Company generates revenue from tuition and other fees charged to students in connection with its various education program offerings.  Students typically self-finance the costs of their education or seek third-party sponsored financing programs.  Tuition is generally collected in advance.  As a result, working capital is generally a source rather than use of funds. Given the favorable cash flow characteristics of the Company’s post-secondary education business, Laureate anticipates generating sufficient cash flow from operations within each of the individual countries where we operate to satisfy the working capital and financing needs of the Company’s organic growth plans for each country.  Accordingly, liquidity is managed locally with oversight provided by corporate staff in Baltimore, Maryland.

The Company incurs significant costs at its headquarters location in Baltimore, Maryland relating to 1) meeting U.S. and group corporate governance, reporting and compliance requirements, 2) stewardship and financing of its ownership in investments and subsidiaries, and (3) development of group synergies among its investments and subsidiaries.  Cash flow from operations generated by the Company’s domestic businesses, included within Laureate Online Education, coupled with incremental borrowing capacity, are expected to be sufficient to meet future domestic working capital, financing and investment needs.

Cash provided by operations was $124.4 million for 2004, compared to cash provided by operations of $58.9 million for 2003.  The reported net income in 2004 of $63.0 million included significant non-cash expenses and charges, primarily depreciation and amortization of $41.6 million, loss on disposal of discontinued operations of $13.3 million, non-cash stock compensation expense of $7.2 million, minority interest of $21.0 million, offset by non-cash gains, including the acceleration of the original issue discount on the repayment of the Educate note of $12.7 million and a gain on conveyance of land as purchase consideration of $5.1 million. Cash used by working capital activity totaled $6.4 million in 2004, compared to $24.6 million in 2003. Accounts receivable at December 31, 2004 was $128.5 million, an increase of $37.9 million over the December 31, 2003 balance.  The increase due to acquisitions is $15.7 million, exchange rate added $3.5 million, and revenue growth at entities owned in both periods added $18.7 million.  Notes receivable at December 31, 2004 was $85.5 million, an increase of $41.2 million over the December 31, 2003 balance. Revenue growth, including acquisitions contributed $9.1 million, exchange rate added $4.9 million, and early 2005 registrations in Chile resulting from earlier than usual college entrance exams added $27.2 million.  Deferred revenue at December 31, 2004 was $225.7 million, an increase of $72.8 million over the December 31, 2003 balance.  The increase due to acquisitions is $25.0 million, exchange rate added $6.7 million, revenue growth at entities owned in both periods added $13.9 million, and early 2005 registrations in Chile resulting from earlier than usual college entrance exams added $27.2 million. The reported 2003 fiscal year net income of $46.1 million included significant non-cash expenses and charges such as depreciation and amortization of $30.9 million, loss on ventures investments held for sale of $8.4 million, non-cash stock compensation expense of $27.1 million, minority interest of $14.5 million and equity in net loss of affiliates of $3.7 million.  Net income in 2003 also included a net gain on disposal of discontinued operations of $41.9 million.

Cash used in investing activities was $128.2 million for 2004, compared to cash used in investing activities of $42.9 million for 2003.  The 2004 investment activity included proceeds from the early repayment of notes receivable of $55.0 million, net proceeds from sale of available-for-sale securities of $13.6 million, proceeds from the sale of land of $13.1 million and proceeds from sale of investments in affiliates and other investments of $4.1 million. These cash inflows were offset by purchases of property and equipment of $100.8 million primarily related to construction of new campuses and campus expansion, cash loaned in exchange for notes receivable of $23.2 million less repayments of $2.7 million, net cash paid for acquired businesses of $80.1 million, and expenditures for deferred costs and other assets of $12.7 million.  Investment activity in 2003 was primarily the result of net cash proceeds from the sale of the K-12 segments of $96.4 million and net proceeds from the sale of available-for-sale securities of $12.5 million, offset by the purchases of property and equipment of $81.1 million, net cash paid for acquired businesses of $61.9 million and expenditures for deferred costs and other assets of $8.0 million.

Cash provided by financing activities was $31.8 million in 2004, compared to cash used in financing activities of $2.8 million in 2003.  The 2004 financing activity related primarily to cash received from the exercise of options of $19.7 million, cash received from the issuance of long-term debt of $77.8 million less repayments of $66.9 million, and a change in long-term liabilities of $1.3 million.  Financing activity in 2003 related primarily to cash received from the issuance of long-term debt of $22.1 million less repayments of $39.5 million, and decreases in other long-term liabilities of $2.7 million, offset by proceeds from the exercise of options of $15.0 million and cash received from the minority partners of  $2.3 million.

The Company anticipates that cash flow from operations, available cash and existing credit facilities will be sufficient to meet its operating requirements, including expansion of its existing business, funding campus-based higher education institution acquisitions, and payment of contingent consideration.  The Company continues to examine opportunities in the educational services industry for potential synergistic acquisitions and expects that existing capital resources (including credit facilities) will be sufficient to continue to acquire businesses in the educational services industry for at least the next several years.  However, if the Company were to pursue a number of large acquisitions, additional debt or equity capital may be required.  The Company cannot be certain that this capital would be available on attractive terms, if at all.

Contractual Obligations and Contingent Matters

The following tables reflect the Company’s contractual obligations and other commercial commitments as of December 31, 2004:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Due in less than 1 year	Due in 1-3 years	Due in 4-5 years	Due after 5 years
Long-term debt (1)	$133,615	$47,010	$36,886	$10,050	$39,669
Operating leases	246,081	29,288	82,005	45,133	89,655
Due to shareholders of acquired companies	56,263	26,861	28,407	995	—
Other long term liabilities (2)	4,500	3,000	1,500	—	—
Total contractual cash obligations of continuing operations	$440,459	$106,159	$148,798	$56,178	$129,324
Operating leases of discontinued operations	$8,176	$2,744	$4,351	$1,081	$—

	Amount of Commitment Expiration Per Period (in thousands)
Commercial Commitments	Total Amounts Committed	Due in less than 1year	Due in 1-3 years	Due in 4-5 years	Due after 5 years
Lines of credit	$—	$—	$—	$—	$—
Guarantees (3)	13,306	5,197	5,935	1,449	725
Purchase Obligations(4)	14,817	—	14,817	—	—
Standby letters of credit(5)	3,028	3,028	—	—	—
Total commercial commitments of continuing operations	$31,151	$8,225	$20,752	$1,449	$725

(1)Effective June 30, 2003, the Company entered into an unsecured line of credit agreement of $30.0 million, with a $5.0 million sub-limit for standby letters of credit, which is intended for working capital purposes.  The line of credit expires August 2005.  The outstanding balance on the line of credit was $1.0 million at December 31, 2004.  Individual units within campus-based operations have unsecured lines of credit, which total $25.0 million, primarily for working capital purposes.  The aggregate outstanding balance on the campus-based segments’ lines of credit was $15.9 million at December 31, 2004, which is included in the current portion of long-term debt. The weighted average short term borrowing rates were 8.1% and 5.8% at December 31, 2004 and December 31, 2003 respectively.

(2)In connection with the sale of substantially all of the Company’s K-12 segments to Educate, the Company entered into a three-year management service agreement with Educate.  Under the terms of the agreement, Educate will provide certain support services, including, specified accounting, benefits, IT, human resources, purchasing and payroll services to Laureate.  Conversely, Laureate will provide certain support services, primarily in the areas of tax and treasury, to Educate.  The agreement is based on a fixed-fee, adjusted as appropriate based on increases to predetermined service volumes.  The net fee due to Educate on an annual basis is approximately $3.0 million.

(3)Subsequent to the divestiture of the K-12 segments, all leases related to Sylvan Learning Centers acquired by Educate were renegotiated or assigned in the name of Educate during the third quarter of 2003.  Leases with remaining payments of $8.2 million through December 2008 are guaranteed by the Company.  Under the terms of Asset Purchase Agreement with Educate, the Company is indemnified against any losses suffered as a result of these lease guarantees. On December 10, 2004, Laureate entered into an agreement to guarantee lease payments owed by Kendall College to Key Equipment Finance. Leases with remaining payments of $5.1 million through December 2011 are guaranteed by the Company under this agreement.

(4)As part of the acquisition of ECE, the Company committed to purchase the remaining 30% ownership from the sellers on December 31, 2008 for approximately $9.5 million.  The agreement is denominated in Euros, and is subject to foreign currency exchange rate risk on the dates of payment. As part of the acquisition of IFG, the Company committed to additional capital contributions, which will increase the Company’s share of ownership.  The agreement provides that, no later than July 31, 2006 and July 31, 2007, the Company shall contribute approximately $1.7 million and $2.5 million resulting in an increase in ownership share of 16% and 23%, respectively.  In addition, during the period October through November 2008, the sellers may exercise a put option requiring the Company to purchase the remaining 10% ownership for approximately $1.1 million.  The agreement is denominated in Euros, and is subject to foreign currency exchange rate risk on the dates of payment.

(5)The Company has approximately $3.0 million outstanding in standby letters of credit.  The Company is self-insured for workers compensation and other insurable risks up to predetermined amounts above which third party insurance applies.  The Company is contingently liable to insurance carriers under certain of these policies and has provided a letter of credit in favor of the insurance carriers for approximately $1.3 million.  The company has also issued a standby letter of credit in the amount of $1.4 million assuring the collectibility of a $1.5 million line of credit at AIEP, which is being used for working capital purposes.  The outstanding balance on the AIEP line of credit was $0.4 million at December 31, 2004.

(6)Under terms of note agreements with Kendall College  (more fully described in Note 6 to the consolidated financial statements), the Company has committed to providing total funding to Kendall College in the amount of $18.3 million.  As of December 31, 2004,  the Company has substantially fulfilled this funding commitment.  In the event the Company does not exercise its agreement to acquire Kendall College, Kendall is obligated to enter into a lease agreement with the Company beginning July 21, 2006 to lease office space.  The lease commitment specifies a term of 36 months and annual rent of $1.0 million.

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

Additional amounts of contingent consideration are due the sellers of UDLA based on operating results for the three years ending December 31, 2006.  No later than March 31, 2006, the Company is obligated to the sellers for an amount equal to 60% of six times (i) average earnings before interest and income taxes (“EBIT”) for 2004 and 2005, less (ii) 2000 EBIT; this result is reduced by (iii) 42% of certain specified debt.  Assuming EBIT remains at 2004 levels for 2005, the Company would be obligated to the sellers for approximately $60.9 million.  No later than March 31, 2007, the Company is obligated to the sellers for an amount equal to 20% of four times (i) average EBIT for 2005 and 2006; this result is reduced by (ii) 20% of certain specified debt and (iii), $6.5 million.  Assuming EBIT remains at 2004 levels for 2005 and 2006, the Company would be obligated to the sellers for approximately $12.6 million. The Company has pledged its shares of Decon, the holding company that controls and operates UDLA, to satisfy its payment obligations to the sellers.  The Company cannot dispose of, place any lien on or encumber the shares without the prior approval of the sellers.

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

Additional amounts of contingent consideration, not to exceed $10.0 million, are due the sellers of KIT eLearning BV equal to four times the average of the audited earnings before interest, income taxes, depreciation and amortization for the calendar years ending December 31, 2006 and 2007.  KIT eLearning BV was acquired on March 31, 2004, and is now operated as Laureate Online Education BV.

Related Party Transactions

Transactions between UI and Certain Former Owners

The Company entered into a lease agreement in October 2003 with certain former owners of UI, located in Costa Rica and Panama.  In 2004, the Company entered into a new lease with the same parties for the ULACIT campus. The lease agreements enable the Company to operate UI and ULACIT at their established campuses.  Both leases have initial terms of fifteen years, with additional five-year extensions available at the Company’s option.  The leases also contain provisions for the Company, at its option, to purchase the real estate for its fair market value at any time.  Under the UI lease, monthly rental payments are based on eight percent of net campus revenues for the first two years and ten percent of net campus revenues in the third year.  Subsequent rental payments will be adjusted for inflation.  The Company recognized approximately $0.8 million and $0.1 million of rent expense under this lease for the year ended December 31, 2004 and the period from October 15, 2003 through December 31, 2003, respectively.    The ULACIT lease has fixed monthly rental payments.  The Company recognized approximately $0.1 million of rent expense under this lease for the period from October 25, 2004 through December 31, 2004.

Transactions between UVM and Certain Officers and Minority Shareholders

The Company entered into lease agreements for UVM’s university campuses with certain of its officers and minority owners.  The leases have an initial term of ten years with an additional two-year extension available at the Company’s option. During 2002, this lease was amended to include an additional three-year extension available at the Company’s option, for a total term of up to 15 years.  The amended lease also gives the Company the option to purchase the real estate at the fair market value of the property at the end of the lease term.  Rents are adjusted monthly for inflation.  For 2004, 2003 and 2002, the Company incurred approximately $5.6 million, $5.1million and $4.5 million, respectively, of rent under these leases. The lease agreements enable the Company to operate UVM at its already established campuses. The value of the contracts was determined by arms-length negotiation between the parties and based upon the then prevailing market rates, and was corroborated by an independent real estate appraisal.

These officers and minority shareholders also provided staffing services to UVM for one of its campuses in 2004 and four of its campuses in 2003.  UVM incurred approximately $0.2 million and $3.0 million of expenses for 2004 and 2003, respectively, in connection with this contract.

In 2003, UVM subcontracted educational programs provided to government employees to a company partially owned by some of its officers and minority shareholders.  UVM paid 50% of the revenue, net of related expenses, associated with each government contract to this company, which amounted to $0.1 million for 2003. This was an arms-length agreement between three parties, in which one of the parties was a government agency. In December 2003, UVM officers and minority shareholders sold their interest in the entity providing this service.

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

Transactions between the Company and Affiliates

As discussed more fully in Note 3 to the consolidated financial statements, on June 30, 2003, the Company completed the sale of its K-12 segments to Educate.  Prior to the sale, Apollo held the rights to appoint two seats on the Company’s Board of Directors.   As a result of the sale transaction, these rights were reduced to one Board seat.  During the fourth quarter of 2004, concurrent with its initial public stock offering, Apollo resigned its board seat.

As discussed more fully in Note 11 to the consolidated financial statements, in connection with the sale of the Company’s K-12 segments, the Company entered into a three-year management service agreement with Educate.   The net fee due to Educate on an annual basis is approximately $3.0 million.

Effects of Inflation

Inflation has not had a material effect on the Company’s revenues and income from continuing operations in the past three years.  Inflation is not expected to have a material effect in the foreseeable future.   The Company historically has been able to increase tuition pricing at a rate at or above the rate of inflation.

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

Foreign Currency Risk

The Company derives approximately 80% of its revenues from students outside the United States.  This business is transacted through a network of international subsidiaries, generally in the local currency that is considered the functional currency of that foreign subsidiary.  Expenses are also incurred in the foreign currencies to match revenues earned, which minimizes the Company’s exchange rate exposure to operating margins.  A hypothetical 10% adverse change in average annual foreign currency exchange rates would have decreased operating income and cash flows for 2004 by $11.6 million. The Company generally views its investment in most of its foreign subsidiaries as long-term. The effects of a change in foreign currency exchange rates on the Company’s net investment in foreign subsidiaries are reflected in accumulated other comprehensive income (loss) on the Company’s consolidated balance sheets.  A 10% depreciation in functional currencies relative to the U.S. dollar would have resulted in a decrease in the Company’s net investment in foreign subsidiaries of approximately $64.7 million at December 31, 2004.

The Company occasionally enters into foreign exchange forward contracts to reduce the earnings impact of non-functional currency denominated receivables.  The primary business objective of the activity is to protect the U.S. dollar value of the Company’s assets and future cash flows with respect to exchange rate fluctuations.  At December 31, 2004, the Company had two forward contracts with expiration dates in 2005 and 2009, respectively.  The change in fair value of the swap exactly offsets the change in fair value of the hedged receivables, with no net impact on earnings.

Interest Rate Risk

The Company holds its cash and cash equivalents in high quality, short-term, fixed income securities.  Consequently, the fair value of the Company’s cash and cash equivalents would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due to the short-term nature of the Company’s portfolio.  The Company’s revolving credit facility bears interest at variable rates, and the fair value of this instrument is not significantly affected by changes in market interest rates.  A 100 basis point decrease in interest rates would have reduced net interest income for 2004 by $0.4 million.

The table below provides information about the Company’s financial instruments that are sensitive to changes in interest rates.  The table presents cash flows of weighted-average interest rates and principal payments for the following years ended December 31.  The fair value of the debt below approximates book value.

Total debt and due to shareholders of acquired companies (in millions of US dollars):	2005	2006	2007	2008	2009	Thereafter	Total
	(in millions)
Fixed rate (Chilean peso)	$13.7	$15.6	$20.4	$3.3	$0.1	$0.4	$53.5
Average interest rate	6.3%	6.3%	6.3%	6.6%	8.5%	8.5%	—
Fixed rate (Swiss franc)	2.2	0.4	1.6	2.5	2.5	21.3	30.5
Average interest rate	2.8%	2.8%	2.8%	3.0%	3.3%	3.6%	—
Fixed rate (Euro)	2.4	1.9	1.3	0.5	1.7	2.3	10.1
Average interest rate	6.2%	6.5%	6.8%	7.0%	6.9%	6.9%	—
Fixed rate (Other)	20.2	0.6	3.6	—	—	—	24.4
Average interest rate	1.9%	6.0%	6.0%	—	—	—	—
Variable rate (Chilean peso)	7.2	0.2	0.2	0.2	0.2	1.1	9.1
Average interest rate	4.8%	3.5%	3.5%	3.5%	3.5%	3.5%	—
Variable rate (Swiss franc)	2.5	2.4	0.9	—	—	13.6	19.4
Average interest rate	4.0%	4.0%	4.1%	—	—	4.1%	—
Variable rate (Euro)	3.1	0.7	0.6	0.7	0.5	4.5	10.1
Average interest rate	3.3%	3.2%	3.2%	3.2%	3.2%	3.2%	—
Variable rate (Mexican Peso)	9.5	0.9	0.9	0.9	—	—	12.2
Average interest rate	5.4%	1.4%	1.4%	0.7%	—	—	—
Variable rate (Other)	13.1	1.0	2.0	2.0	2.0	0.5	20.6
Average interest rate	4.6%	3.7%	3.5%	3.7%	4.3%	6.5%	—

The weighted-average interest rates for the variable debt were calculated using the interest rate in effect as of December 31, 2004 for each debt instrument.

Investment Risk

The Company has an investment portfolio that includes short-term investments in available-for-sale debt and equity securities.  The Company’s investment portfolio is exposed to risks arising from changes in these investment values.

All the potential impacts noted above are based on sensitivity analysis performed on the Company’s financial position at December 31, 2004.  Actual results may differ materially.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

On Consolidated Financial Statements

Board of Directors and Stockholders

Laureate Education, Inc.

We have audited the accompanying consolidated balance sheets of Laureate Education, Inc. (formerly Sylvan Learning Systems, Inc.) and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The financial statements of Chancery Software Limited (a corporation in which the Company had a 42% interest) for the year ended September 30, 2002, have been audited by other auditors and whose report has been furnished to us; insofar as our opinion on the consolidated financial statements relates to data included for Chancery Software Limited, it is based solely on their report. In the consolidated financial statements, the Company’s equity in the net losses of Chancery Software Limited is stated at $1,020 for the year ended December 31, 2002.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits and the report of the other auditor provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditor, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Laureate Education, Inc. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2, to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Laureate Education, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Baltimore, Maryland
March 10, 2005

LAUREATE EDUCATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollar and share amounts in thousands, except per share data)

	December 31, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$105,629	$92,145
Available-for-sale securities	4,515	16,765

Receivables:
Accounts receivable	128,523	90,636
Notes receivable	85,450	44,240
Other receivables	3,507	7,366
	217,480	142,242
Allowance for doubtful accounts	(25,214)	(15,550)
	192,266	126,692

Inventory	4,647	3,375
Deferred income taxes	5,079	—
Income tax receivable	33,523	16,542
Prepaid expenses and other current assets	15,238	14,338
Current assets of discontinued operations	20,000	—
Total current assets	380,897	269,857

Notes receivable from related party, net of discount of $728 and $14,024 at December 31, 2004 and 2003, respectively	1,219	43,155
Other notes receivable, less current portion, net of allowance of $5,846 and $2,158 at December 31, 2004 and 2003, respectively	49,165	16,074

Property and equipment:
Land	95,153	68,441
Buildings	266,524	179,911
Construction in-progress	3,154	30,578
Furniture, computer equipment and software	161,153	110,852
Leasehold improvements	56,788	39,824
	582,772	429,606
Accumulated depreciation and amortization	(97,180)	(63,756)
	485,592	365,850
Intangible assets:
Goodwill	364,973	233,561
Tradenames and accreditations	174,694	79,789
Other intangible assets, net of accumulated amortization of $9,358 and $4,519 at December 31, 2004 and 2003, respectively	11,447	8,845
	551,114	322,195

Deferred income taxes	3,335	29,760
Deferred costs, net of accumulated amortization of $10,025 and $6,663 at December 31, 2004 and 2003, respectively	15,976	11,901
Other assets	16,371	19,208
Long-term assets of discontinued operations	27,041	71,914
Total assets	$1,530,710	$1,149,914

See accompanying notes to financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (continued)

(Dollar and share amounts in thousands, except per share data)

	December 31, 2004	December 31, 2003
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$20,824	$33,992
Accrued expenses	108,542	76,080
Income tax payable	15,423	20,346
Current portion of long-term debt	47,010	21,654
Due to shareholders of acquired companies	26,861	4,747
Deferred income taxes	1,205	—
Deferred revenue	225,747	152,922
Other current liabilities	10,482	3,022
Total current liabilities	456,094	312,763

Long-term debt, less current portion	86,605	75,100
Due to shareholders of acquired companies, less current portion	29,402	29,941
Deferred income taxes	22,446	204
Other long-term liabilities	19,990	16,765
Total liabilities	614,537	434,773

Commitments and contingent liabilities	—	—

Minority interest	37,538	45,991

Stockholders’ equity:
Preferred stock, par value $.01 per share – authorized 10,000 shares, no shares issued and outstanding as of December 31, 2004 and 2003	—	—
Common stock, par value $.01 per share – authorized 90,000 shares, issued and outstanding shares of 48,813 as of December 31, 2004 and 44,984 issued and outstanding as of December 31, 2003	488	450
Additional paid-in capital	474,928	353,522
Retained earnings	355,989	292,978
Accumulated other comprehensive income	47,230	22,200
Total stockholders’ equity	878,635	669,150

Total liabilities and stockholders’ equity	$1,530,710	$1,149,914

See accompanying notes to financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Dollar and share amounts in thousands, except per share data)

	Year ended December 31
	2004	2003	2002
	(as restated – Note 3)
Revenues
Core operating segments	$648,019	$471,903	$335,608
Ventures	—	903	395
Total revenues	648,019	472,806	336,003

Costs and expenses
Direct costs:
Core operating segments	529,674	393,050	291,619
Ventures	—	2,122	2,592
General and administrative expenses:
Core operating segments	21,380	17,774	21,318
Ventures	—	1,756	4,804
Non-cash stock compensation expense (1)	5,718	23,050	1,046
Total costs and expenses	556,772	437,752	321,379

Operating income	91,247	35,054	14,624

Other income (expense)
Interest income	20,582	7,280	5,213
Other income (expense)	7,597	(277)	1,692
Interest expense	(7,670)	(8,844)	(8,256)
Ventures investment loss	—	(8,394)	(2,308)
Loss on other investments	—	—	(8,253)
Foreign currency exchange gain (loss)	(956)	257	641
	19,553	(9,978)	(11,271)
Income from continuing operations before income taxes, minority interest, equity in net income (loss) of affiliates, cumulative effect of change in accounting principle	110,800	25,076	3,353
Income tax benefit (expense)	(6,798)	2,930	8,789

Minority interest in (income) loss of consolidated subsidiaries, net of tax:
Ventures	—	487	2,058
Other	(21,021)	(14,947)	(6,880)
	(21,021)	(14,460)	(4,822)
Equity in net income (loss) of affiliates, net of tax:
Ventures	—	(4,055)	(4,029)
Other	(323)	194	309
	(323)	(3,861)	(3,720)
Income from continuing operations before cumulative effect of change in accounting principle	82,658	9,685	3,600
Loss from discontinued operations, net of income tax expense of $200 in 2004, $6,211 in 2003 and $12,830 in 2002	(6,323)	(5,480)	(4,266)
Gain (loss) on disposal of discontinued operations, net of income tax expense (benefit) of $3,232 in 2004, $32,557 in 2003 and $(7,632) in 2002	(13,324)	41,930	(16,643)
Income (loss) before cumulative effect of change in accounting principle	63,011	46,135	(17,309)
Cumulative effect of change in accounting principle, net of income tax benefit of $7,700	—	—	(78,634)
Net income (loss)	$63,011	$46,135	$(95,943)

Earnings (loss) per common share, basic:
Income from continuing operations before cumulative effect of change in accounting principle	$1.78	$0.23	$0.09
Net income (loss)	$1.36	$1.10	$(2.40)

Earnings (loss) per common share, diluted:
Income from continuing operations before cumulative effect of change in accounting principle	$1.69	$0.22	$0.09
Net income (loss)	$1.29	$1.05	$(2.40)

(1) Composition of non-cash stock compensation expense:
Direct costs	$2,823	$7,850	$1,046
General and administrative expenses	2,895	15,200	—
Total	$5,718	$23,050	$1,046

See accompanying notes to financial statements

LAUREATE EDUCATION, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Dollar and share amounts in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at January 1, 2002	$387	$229,386	$342,786	$(26,704)	$545,855

Options exercised for purchase of 1,106 shares of common stock, including income tax benefit of $4,257	11	18,960			18,971
Issuance of 24 shares of common stock in connection with the Employee Stock Purchase Plan		376			376
Issuance of 318 shares of common stock in connection with the conversion of debentures	3	4,997			5,000
Issuance of 144 shares of common stock in connection with acquisitions	2	2,999			3,001
Other		1,208			1,208
Comprehensive loss:
Net loss for the year ended December 31, 2002			(95,943)		(95,943)
Foreign currency translation adjustment				7,366	7,366
Unrealized loss on available-for-sale securities				(117)	(117)
Minimum pension liability adjustment				211	211
Total comprehensive loss					(88,483)
Balance at December 31, 2002	403	257,926	246,843	(19,244)	485,928

Options exercised for purchase of 953 shares of common stock, including income tax benefit of $4,638	10	19,230			19,240
Issuance of 40 shares of common stock in connection with the Employee Stock Purchase Plan		422			422
Issuance of 2,823 shares of common stock in connection with the conversion of debentures	28	43,531			43,559
Issuance of 581 shares of common stock in connection with acquisition of minority interest in Sylvan Ventures LLC	6	5,148			5,154
Issuance of 256 shares of restricted common stock to employees	3	(3)			—
Non-cash stock compensation		27,116			27,116
Other equity activity		152			152
Comprehensive income:
Net income for the year ended December 31, 2003			46,135		46,135
Foreign currency translation adjustment				33,979	33,979
Unrealized gain on available-for-sale securities				63	63
Reclassification adjustment for foreign currency translation adjustments realized in net income				7,402	7,402
Total comprehensive income					87,579
Balance at December 31, 2003	450	353,522	292,978	22,200	669,150

Options exercised for purchase of 1,505 shares of common stock, net of 180 replenished shares, including income tax benefit of $5,801	15	25,289			25,304
Issuance of 14 shares of common stock in connection with the Employee Stock Purchase Plan		151			151
Issuance of 2,500 shares in connection with acquisition	25	88,810			88,835
Non-cash stock compensation (includes $1,436 in discontinued operations)		7,154			7,154
Other equity activity	(2)	2			—
Comprehensive income:
Net income for the year ended December 31, 2004			63,011		63,011
Foreign currency translation adjustment				24,988	24,988
Unrealized loss on available-for-sale securities				42	42
Total comprehensive income					88,041
Balance at December 31, 2004	$488	$474,928	$355,989	$47,230	$878,635

See accompanying notes to financial statements

LAUREATE EDUCATION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

	Year Ended December 31,
	2004	2003	2002
Operating activities
Net income (loss)	$63,011	$46,135	$(95,943)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of fixed assets	30,317	25,087	28,820
Amortization	11,241	5,834	2,217
(Gain) loss on disposal of discontinued operations	13,324	(41,930)	2,434
Non-cash stock compensation expense – continuing operations	5,718	23,050	1,046
Non-cash stock compensation expense – discontinued operations	1,436	4,066	—
Acceleration of original issue discount on note receivable repayment	(12,722)	—	—
Loss on assets sold	16	7,894	—
Gain on conveyance of land as purchase consideration	(5,169)	—	—
Loss on assets sold – discontinued operations	—	—	20,244
Loss (gain) on investments	(728)	500	22,135
Other non-cash items	915	1,224	(649)
Minority interest in consolidated subsidiaries	21,021	14,460	4,822
Cumulative effect of change in accounting principle	—	—	86,334
Equity in net loss of affiliates	323	3,694	3,968
Deferred income taxes	1,992	(6,471)	(9,108)
Changes in operating assets and liabilities:
Receivables	(66,702)	(16,058)	(13,038)
Inventory, prepaid expenses and other current assets	12,922	4,814	4,398
Accounts payable and accrued expenses	(271)	8,537	14,410
Income taxes payable	(15,411)	(44,709)	(8,363)
Deferred revenue and other current liabilities	63,109	22,768	17,398
Net cash provided by operating activities	124,342	58,895	81,125

Investing activities
Purchase of available-for-sale securities	(57,648)	(54,573)	(24,958)
Proceeds from sale or maturity of available-for-sale securities	71,254	67,068	62,210
Proceeds from sale (investments) in affiliates and other investments	4,115	(739)	(4,117)
Proceeds from sale of land	13,107	—	—
Purchase of property and equipment, net	(100,779)	(81,078)	(69,755)
Proceeds from repayment of related party note receivable	55,006	—	—
Proceeds from sale of K-12 segment	—	96,371	—
Cash loaned in exchange for notes receivable	(23,178)	—	—
Proceeds from repayment of notes receivable	2,697	—	—
Cash paid for acquisitions, net of cash acquired	(75,762)	(53,711)	(56,207)
Payment of deferred consideration for prior period acquisitions	(4,303)	(8,178)	—
Expenditures for deferred contract costs	(9,918)	(5,108)	(1,905)
Increase in other assets	(2,764)	(2,919)	(2,776)
Net cash used in investing activities	(128,173)	(42,867)	(97,508)

Financing activities
Proceeds from exercise of options	19,503	14,602	14,714
Proceeds from issuance of common stock	151	422	964
Proceeds from issuance of long-term debt	77,777	22,090	20,816
Payments on long-term debt	(66,939)	(39,482)	(20,142)
Cash received from Ventures minority interest members	—	2,263	15,425
Cash distributed to Ventures minority interest members	—	—	(12,000)
Change in long-term liabilities	1,335	(2,682)	2,020
Net cash provided by (used in) financing activities	31,827	(2,787)	21,797
Effects of exchange rate changes on cash	(10,123)	(19,538)	(2,923)

Net change in cash and cash equivalents	17,873	(6,297)	2,491
Cash and cash equivalents at beginning of year	98,388	104,685	102,194
Cash and cash equivalents at end of year	$116,261	$98,388	$104,685

Cash and cash equivalents classified as:
Continuing operations	$105,629	$92,145	$94,068
Discontinued operations	10,632	6,243	10,617
Cash and cash equivalents at end of year	$116,261	$98,388	$104,685

See accompanying notes to financial statements.

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar and share amounts in thousands, except per share data)

Note 1 - Description of Business and Basis of Presentation

Laureate Education, Inc. and subsidiaries (the “Company”) is focused exclusively on providing a superior higher education experience to over 159,000 students through the leading global network of accredited campus-based and online universities and higher education institutions (“higher education institutions”).  The Company’s educational offerings are delivered through three separate reportable segments: Campus Based - Latin America (“Latin America”), Campus Based - Europe (“Europe”) and Laureate Online Education.  The campus-based segments of Latin America and Europe own or maintain controlling interests in six and nine separately accredited higher education institutions, respectively. The Latin America segment has locations in Mexico, Chile, Peru, Ecuador, Panama, and Costa Rica.  The Europe segment has locations in Spain, Switzerland, and France.  The Laureate Online Education segment (formerly Online Higher Education) provides career-oriented degree programs to working adult students through Walden E-Learning, Inc. (“Walden”), National Technological University (“NTU”), Laureate Online Education BV (formerly KIT eLearning BV), and Canter and Associates (“Canter”).

The Ventures business was disbanded in 2003.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States that require the Company’s management to make estimates and assumptions that affect reported amounts and related disclosures.  Actual results could differ from those estimates.

Certain amounts previously reported for 2003 and 2002 have been reclassified to conform to the 2004 presentation.  As discussed more fully in Note 3, certain business components are classified as discontinued operations in the accompanying consolidated financial statements.  The 2003 and 2002 consolidated financial statements have been restated to present the Company’s program in India as discontinued operations.

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

Consolidation. Affiliated companies in which the Company owns, directly or indirectly, or otherwise controls more than 50% of the outstanding voting interests are accounted for under the consolidation method of accounting.  Four subsidiaries of the Company consolidate not-for-profit, non-stock universities that are controlled through majority voting interests of their respective Boards of Directors.  The Company also has a substantial economic interest in the net assets of these not-for-profit universities.  Under the consolidation method, an affiliated company’s results of operations are reflected within the consolidated statements of operations.  Earnings or losses attributable to other stockholders of a consolidated affiliated company are classified as “minority interest in (income) loss of consolidated subsidiaries” in the Company’s consolidated statements of operations.  Minority interest adjusts the Company’s consolidated net results of operations to reflect only its share of the after-tax earnings or losses of an affiliated company.  Income taxes attributable to minority interest are determined using the applicable statutory tax rates in the jurisdictions where such operations are conducted.  These rates vary from country to country.  Transactions between the Company and its consolidated affiliated companies are eliminated in consolidation.

Equity Method.  Affiliated companies in which the Company owns 50% or less of the outstanding voting interests, but over which the Company exercises significant influence, are accounted for under the equity method of accounting.  Significant influence with respect to an affiliated company depends on an evaluation of several factors including, among other things, representation on the associated company’s board of directors, ownership percentage and voting rights associated with the Company’s holdings in the securities of the affiliated company. Investments accounted for under the equity method are included in Other Assets in the consolidated balance sheets.  Under the equity method of accounting, affiliated companies’ results of operations are not consolidated within the Company’s operating results.   However, the Company’s share of the earnings or losses of these affiliated companies is classified as “equity in net income (loss) of affiliates” in the consolidated statements of operations.  The Company initially records its share of the earnings or losses of an affiliated company based upon its proportionate ownership of voting common stock.  If the affiliated company is incurring losses, and previous losses have reduced the common stock investment account to zero, or if the Company holds no common stock, the Company continues to recognize equity method losses based on the ownership level of the particular affiliated company security or loan/advance held by the Company to which the equity method losses are being applied.  The Company continues to recognize losses up to the investment carrying value, including any additional financial support made or committed to by the Company.

Cost Method.  Investments in equity securities that do not have readily determinable fair values and are not accounted for under either the consolidation or the equity method of accounting are accounted for under the cost method of accounting.  Under this method, the Company’s investment is carried at its cost and its share of earnings or losses of these companies is not included in the Company’s consolidated statements of operations.  However, a series of operating losses or other factors may indicate that a decrease in value of the equity investments has occurred which is other than temporary.  These impairment losses are included in other expense in the consolidated statements of operations.

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

Allowance for Doubtful Accounts

The Company uses estimates to determine the amount of the allowance for doubtful accounts necessary to reduce accounts and notes receivable to their expected net realizable value.  The Company estimates the amount of the required allowance by reviewing the status of past-due receivables and analyzing historical bad debt trends.  Actual collection experience has not varied significantly from estimates, due primarily to credit policies, collection experience, known and inherent risks in the receivable portfolio, and a lack of concentration of accounts receivable.  The provision for credit losses on tuition finance receivables is charged to earnings in amounts sufficient to maintain the allowance for uncollectible accounts at a level the Company believes is adequate to cover the losses of principal and accrued interest in the existing portfolio.  The Company charges-off receivables deemed to be uncollectible to the allowance for doubtful accounts.  Accounts and tuition finance notes receivable balances are not collateralized. Other long-term notes receivable balances are primarily collateralized by assets or stock of the financed entity.

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

Buildings	33-50 years
Furniture, computer equipment and software	4-15 years
Leasehold improvements	3-15 years

Goodwill and Other Intangible Assets

Goodwill consists of the cost in excess of fair value of the identifiable net assets of entities acquired in purchase business combinations.  Other intangibles include student rosters, accreditation, tradenames, non-competition agreements and curriculum acquired in purchase business combinations. The company uses the income approach to establish accreditation, tradename and student roster asset values.  Accreditations and tradenames are valued by the “relief from royalty” method, estimating the amount of royalty income that would be generated if the assets were licensed in an arms length transaction to a third party. The Company uses the discounted cash flow method to establish acquired student roster asset values.  The resulting asset value reflects the present value of the projected earnings generated by the student roster.  The cost of intangible assets with determinable useful lives is amortized over estimated useful lives ranging from 1 to 7 years.  Goodwill and indefinite-lived intangibles are evaluated annually for impairment and on an interim basis if events or changes in circumstances between annual tests indicate that the asset might be impaired.

Goodwill is potentially impaired when the carrying amount of a reporting unit’s goodwill exceeds its implied fair value, as determined under a two-step approach.  The first step is to determine the estimated fair value of each reporting unit with goodwill.  The reporting units of the Company for purposes of the impairment test are those operating components for which discrete financial information is available and for which operating results are regularly reviewed by segment management.  Components are combined when determining reporting units if they have similar economic characteristics. Generally, each higher education institution is a reporting unit for purposes of the impairment tests.

The Company estimates the fair value of each reporting unit by estimating the present value of the reporting unit’s future cash flows.   If the recorded net assets of the reporting unit are less than the reporting unit’s estimated fair value, then no impairment is indicated.  Alternatively, if the recorded net assets of the reporting unit exceed its estimated fair value, then goodwill is potentially impaired and a second step is performed.  In the second step, the implied fair value of the goodwill is determined by deducting the estimated fair value of all tangible and identifiable intangible net assets of the reporting unit from the estimated fair value of the reporting unit.  If the recorded amount of goodwill exceeds this implied fair value, an impairment charge is recorded for the excess.

The Company was first required to test goodwill for impairment upon the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (Statement 142).  Upon adoption on January 1, 2002, the Company recorded a non-cash charge of $78,634, net of income tax benefit of $7,700, which is reported as a cumulative effect change in accounting principle in the 2002 consolidated statement of operations.  The impairment charge relates solely to the WSI reporting units included in discontinued operations.

The impairment test for indefinite-lived assets, consisting of accreditation and tradenames, requires a new determination of the fair value of the intangible asset.  The Company generally uses an income approach to determining the fair value of these assets.  If the fair value of the intangible asset is less than its carrying value, an impairment loss is recognized for an amount equal to the difference. The intangible asset is then carried at its new fair value.

Deferred Costs

Deferred costs include direct costs incurred for services to higher education institutions licensing distance learning master’s programs.  These costs are capitalized when incurred and expensed when the related revenue is recognized.

Deferred costs also include the direct cost of internally developing proprietary educational products and materials that have extended useful lives and are licensed or sold to higher education institutions or used at Company-operated institutions. These costs are capitalized and amortized over the estimated useful life of the products and materials, which approximates five years.

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

Assets to be disposed of are reported at the lower of carrying value or fair value, less estimated costs of disposal.

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

Advertising

The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2004, 2003 and 2002 was $50,170, $50,210, and $46,384, respectively.  Of these amounts, $4,650, $14,033, and $18,709 were included as a component of discontinued operations in 2004, 2003 and 2002, respectively.

Stock Based Compensation

The Company records compensation expense for all employee and director stock-based compensation plans using the intrinsic value method and provides pro forma disclosures of net income (loss) and net earnings (loss) per common share as if the fair value method had been applied in measuring stock compensation expense.  Under the intrinsic value method, stock compensation expense is defined as the difference between the amount payable upon exercise of an option and the quoted market value of the underlying common stock on the date of grant or measurement date, or in the case of issuances of restricted stock, the quoted market value of unrestricted shares of common stock on the date of grant.   Any resulting compensation expense is recognized ratably over the vesting period, or over the period that the restrictions lapse.

The Company records compensation expense for all stock options granted to non-employees who are not directors in an amount equal to their estimated fair value at the earlier of the performance commitment date or the date at which performance is complete, determined using the Black-Scholes option pricing model.  The compensation expense is recognized ratably over the vesting period.

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility.  The weighted average estimated fair values of stock options granted during fiscal years 2004, 2003, and 2002 were $14.44, $7.45, and $10.01, respectively.

The following assumptions were used in calculating pro forma stock compensation expense for the years ended December 31:

	2004	2003	2002
Risk-free interest rate	3.3%	2.5%	4.0%
Expected dividend yield	0.0%	0.0%	0.0%
Expected lives	4-6 years	4-6 years	4-6 years
Expected volatility	46.0%	52.7%	51.1%

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods.  The Company’s pro forma information is as follows for the years ended December 31:

	2004	2003	2002
Net income (loss), as reported	$63,011	$46,135	$(95,943)
Stock-based employee compensation expense included in net income (loss) as reported, net of tax	4,292	16,270	627
Stock-based employee compensation expense as if the fair value method had been applied, net of tax	(5,215)	(9,191)	(3,818)
Pro forma net income (loss)	$62,088	$53,214	$(99,134)

Earnings (loss) per share:
Basic - as reported	$1.36	$1.10	$(2.40)
Basic - pro forma	$1.34	$1.25	$(2.49)
Diluted – as reported	$1.29	$1.05	$(2.40)
Diluted – pro forma	$1.27	$1.20	$(2.49)

Foreign Currency Translation

The financial statements of foreign subsidiaries with a functional currency other than the U.S. dollar have been translated into U.S. dollars using the current rate method.  Assets and liabilities have been translated using the exchange rates at year-end.  Income and expense amounts have been translated using the average exchange rates during the year.  Translation gains or losses resulting from the changes in exchange rates have been reported as a component of accumulated other comprehensive income (loss) included in the consolidated statements of stockholders’ equity, net of tax.

Other Comprehensive Income

The Company displays changes to the accumulated balance of other comprehensive income (loss) in the consolidated statements of stockholders’ equity.  The components were as follows at December 31:

	2004	2003
Foreign currency translation adjustment	$47,339	$22,353
Unrealized loss on available-for-sale securities, net of tax	(109)	(153)
Accumulated other comprehensive income	$47,230	$22,200

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

Impact of Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“FASB 123R”), Share-Based Payment. FASB 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25, which generally recognizes no compensation expense for employee stock options.  The adoption of the fair value method under FASB 123R could have a significant impact on the results of operations, however it will have no impact on the balance sheet.  FASB 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a cash flow from financing activities rather than a cash flow from operating activities.  This requirement will reduce net cash flow from operations and increase net cash flow from financing activities in the periods after adoption.  The effective date is the first interim reporting period beginning after June 15, 2005. The Company is currently evaluating pricing models and the transition provisions of this standard and will begin expensing stock options in the third quarter of 2005.

Note 3 - Discontinued Operations

During 2003, the Company sold or abandoned its K-12 educational services businesses (“K-12”) and committed to a plan to sell its Wall Street Institute (“WSI”) business.  During 2004, the Company terminated its program in India. The operations and cash flows of the business components comprising K-12, WSI, and India were, or will be, eliminated from ongoing operations as a result of the sale, abandonment or pending sale, and the Company will not have any significant continuing involvement in the operations after the disposal transactions.  Therefore, these operations are classified as discontinued operations for all periods.

K-12

On June 30, 2003, the Company and Educate, Inc. (“Educate”), a company newly-formed by Apollo Management, L.P., (“Apollo”) completed the sale to Educate of substantially all of the Company’s K-12 segment, including eSylvan Inc. and Connections Academy, Inc., which were investments previously held by Ventures (“Principal K-12 Disposal Group”).  As a result, the Company recorded a gain of $71,752, net of income tax expense of $39,194, from the disposition in 2003, representing the difference between the carrying value of the net assets sold and net proceeds received upon sale.

WSI Business

During the second quarter of 2003, management committed to a plan to dispose of its WSI business.  The WSI business owns and operates English-language learning centers in four countries and is a franchisor of English language learning centers in 21 countries.  On December 31, 2004, the Company and WSI Education S.a.r.l. executed an Agreement for Purchase of Shares that provided for the acquisition of substantially all of the Company’s WSI business units and investments.  The consideration for the sale of the shares comprising the WSI business unit will consist of the following at closing:

•                  Cash of $15,000;

•                  A subordinated note in the amount of $15,000, bearing interest at 12.5%.

The final purchase price will be based on the lesser of eight times 2004 audited earnings before interest, taxes, depreciation, and amortization (“EBITDA”) or $51,000.  The Company and the buyer have not completed the process required to provide for a final determination of the sales proceeds.  At the time of settlement, the Company is committed to finance up to 50% of the purchase price, capped at four times audited EBITDA, with a note bearing interest at 8% per annum and a step up provision of 0.5% per annum. Additionally, the proceeds received by the Company are subject to post closing adjustments for specified changes in working capital from the date of the agreement to the closing date.  The Company is entitled to additional consideration if the operating results of WSI exceed specified levels of earnings in 2005 and 2006, up to a maximum total consideration received of $51,000.

In the fourth quarter of 2004, the Company recorded an estimated loss on disposal of $13,389, net of income tax expense of $3,202.  The loss reflects the change in the net realizable value of the net assets of the WSI business (including changes in the carrying value of the net assets resulting from foreign currency fluctuations) adjusted for estimated costs to close the WSI deal and accrued expenses related to indemnifications specified in the agreement. The accrued expenses and closing costs represent management’s best estimate based on the facts and circumstances of the transaction.  These estimates are subject to change based on new information that may arise in connection with fulfilling the terms of the agreement, and such changes could be material.  The Company completed the sale of the WSI business on February 28, 2005.

In 2003, the Company recorded a loss of $20,777, net of income tax benefit of $1,698, to write down the assets of the WSI business to estimated net realizable value.

In June 2002, the Company sold the portion of WSI that is located in Spain (“WSI Spain”).  As a result of the sale, the Company recognized an impairment charge of $14,209, net of income tax benefit of $6,035 in fiscal 2002 related to WSI Spain.  This loss is included in loss on disposal of discontinued operations in the consolidated statements of operations.

Other

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

During 2003, the Company recorded a loss on disposal of discontinued operations of $8,273, net of income tax benefit of $4,425, related to the write-off of the net assets of the Sylvan Learning Center operations in the United Kingdom and France.  During the fourth quarter of 2003, the Company made the decision to shut down the operations of the Sylvan Learning Center operations in the United Kingdom. By December 31, 2003 all operations were terminated, the property leases were cancelled and the Company was in the process of dissolving the corporation.   In the first quarter of 2004, the Company completed the sale of the Sylvan Learning Center operations in France for solely contingent consideration.   To date, no proceeds have been received.

In 2000, the Company sold its computer-based testing division, Sylvan Prometric (“Prometric”) for approximately $775,000 in cash and recorded a gain on the disposition of approximately $228,454, net of income taxes of $136,800.  In 2002, the Company adjusted the gain by recording a loss of $1,743, net of income taxes of $1,162.  The adjustment to the recorded gain resulted from the settlement of the working capital provision of the sales agreement and the Company’s agreement to pay certain professional fees of the buyer associated with the filing of tax returns and statutory audits related to Prometric.

Summarized Financial Information of Discontinued Operations

Summarized operating results from the discontinued operations included in the Company’s consolidated statement of operations were as follows for the year ended December 31:

	K-12			WSI			Other
	2004	2003	2002	2004	2003	2002	2004	2003	2002
Revenues	$—	$129,032	$218,391	$68,765	$57,069	$49,384	$—	$967	$221
Pre-tax income (loss) from discontinued operations	$(1,778)	$14,719	$16,539	$(1,821)	$(9,321)	$(5,020)	$(2,524)	$(4,667)	$(2,955)

Net Assets of WSI at December 31, are as follows:

	2004	2003
Current assets	$37,446	$37,348
Property and equipment, net	16,311	8,577
Goodwill	27,620	14,276
Other assets	8,773	11,713
Current liabilities	(39,702)	—
Long-term liabilities	(566)	—
Other comprehensive income	(2,841)	—
Net assets of discontinued operations	$47,041	$71,914

The accompanying balance sheet at December 31, 2003 classifies the assets and liabilities of the WSI disposal group based on the probable timing of receipt of sales proceeds. The liabilities of WSI were not included in the WSI disposal group at December 31, 2003 because it was not certain that the future buyer of WSI would assume those liabilities.  The liabilities reflected in the net assets of WSI at December 31, 2004 represent liabilities that the buyer will assume under the December 2004 agreement to sell the WSI business.

Note 4 - Acquisitions

During each of the years presented, the Company acquired certain businesses accounted for using the purchase method of accounting.  A portion of the purchase price for these businesses was allocated to identifiable tangible and intangible assets and assumed liabilities based on estimated fair values at the dates of acquisition.  Any excess purchase price was allocated to goodwill.  Certain acquisitions require the payment of contingent amounts of purchase consideration if specified operating results are achieved in periods subsequent to the acquisition date.  Upon the resolution of these contingent payments, the Company records as goodwill any additional consideration owed to the sellers. The results of operations of the acquired businesses are included in the accompanying consolidated financial statements commencing on the date of acquisition.

2004 Acquisitions

Walden

Effective on September 1, 2004, the Company acquired the remaining 49% ownership of Walden, increasing its ownership percentage to 100%.  The purchase price of $108,167, including transaction costs, was paid by issuance of 2,500 shares of the Company’s common stock and a $19,000 note payable due in January 2005.  The value of the common shares issued was determined based on the average market price of the Company’s common shares over the two day period before and after the terms of the acquisition were agreed to and announced.  The Company accounted for this step acquisition using the purchase method of accounting, allocating the purchase price to its incremental share of acquired identifiable intangible assets and liabilities assumed based on estimated fair values at the date of acquisition, with the excess of $58,979 recorded as additional goodwill.  The preliminary allocation of the purchase price is subject to revision based on the final determination of fair values.  The final purchase price may differ from this preliminary amount due to adjustment to acquisition-related costs.  Walden was purchased to provide distance learning capabilities by offering accredited Ph.D. and Master Degree programs to professional working adults.  Full ownership gives the Company the ability to consolidate its online offerings under the Walden post-secondary regional accreditation.  Additionally, the removal of minority interest shareholder rights allows Walden management to more efficiently and effectively pursue new business opportunities.  The Company acquired a 41% stake in Walden for $32,800 in February 2001, and an additional 10% ownership for $8,000 in February 2002, and also recorded these transactions as step acquisitions with a total purchase price of $39,892, after subtracting previously recorded equity in net losses.

Universidad Europea de Madrid (UEM)

Effective on November 30, 2004, the Company acquired the remaining 22.25% ownership of Prouniversidad S.A., which owns and operates UEM, increasing the Company’s ownership percentage to 100%.  The purchase price of $48,739, including transaction costs, was paid by transfer of real estate valued at $10,397, with the remainder in cash. The Company accounted for this step acquisition using the purchase method of accounting, allocating the purchase price to its incremental share of identifiable intangible assets and liabilities assumed based on estimated fair values at the date of acquisition, with the excess of $19,847 recorded as additional goodwill.  The preliminary allocation of the purchase price is subject to revision based on the final determination of fair values.  The final purchase price may differ from this preliminary amount due to adjustment to acquisition-related costs.  The Company previously acquired a 54% ownership interest in UEM in 1999 and an additional 23.75% interest in 2001. Each purchase of additional interest was accounted for as a step acquisition, with a total purchase price of $96,480.

Other 2004 Acquisitions

In 2004, the Company acquired the following entities for a total cost of $57,810, which was paid primarily in cash:

•                  KIT eLearning BV - Goodwill of $16,552 was recognized in connection with the acquisition and assigned to the Laureate Online Education segment.

•                  IEDE - Goodwill of $3,126 was recognized in connection with the acquisition and assigned to the Europe segment.

•                  Hispanoamericana - Goodwill of $5,675 was recognized in connection with the acquisition and assigned to the Latin America segment.

•                  An 80% interest in UPC - Goodwill of $3,130 was recognized in connection with the acquisition and assigned to the Latin America segment.

•                  ULACIT - Goodwill of $659 was recognized in connection with the acquisition and assigned to the Latin America segment.

•                  UDLA - Ecuador- No goodwill was recognized in connection with the acquisition of an additional 20% interest in UDLA-Ecuador, bringing total ownership to 80%.  This transaction was accounted for as a step acquisition.

•                  A 70% interest in ECE - Goodwill of $8,326 was recognized in connection with the acquisition and assigned to the Europe segment.

•                  A 51% interest in IFG - Goodwill of $5,750 was recognized in connection with the acquisition and assigned to the Europe segment.

For 2004, goodwill related to the acquisition of IEDE is deductible for income tax purposes.  The goodwill related to the remaining acquisitions is not deductible.

The following table summarizes the estimated fair values of the all assets acquired and liabilities assumed at the date of acquisition:

	Walden	UEM	All other

Current assets	$—	$—	$28,584
Property and equipment	—	9,316	33,502
Tradenames and accreditations	64,190	6,892	19,483
Other intangible assets	1,421	592	4,235
Goodwill	58,979	19,847	43,218
Other long-term assets	—	(3,826)	2,683
Total assets acquired	124,590	32,821	131,705

Current liabilities	—	3,312	49,247
Long-term debt	—	—	17,045
Other long-term liabilities	26,244	2,620	8,233
Minority interest	(9,821)	(21,850)	(630)
Total liabilities	16,423	(15,918)	73,895
Net assets acquired	$108,167	$48,739	$57,810

The following unaudited consolidated pro forma results of operations of the Company give effect to the 2004 acquisitions, assuming that they occurred on January 1, 2003.

	Year ended December 31,
	2004	2003
		(as restated – Note 3)
Revenues	$704,499	$563,293
Income from continuing operations before cumulative effect of change in accounting principle	$90,012	$16,621
Net income	$70,365	$53,071
Earnings per common share, diluted:
Income from continuing operations before cumulative effect of change in accounting principle	$1.78	$0.36
Net income	$1.39	$1.15

2003 Acquisitions

Universidad Andres Bello (UNAB)

Effective May 30, 2003, the Company acquired an 80% interest in Universidad Andres Bello (“UNAB”), a comprehensive university located in Chile, and Academia de Idiomas y Estudios Profesionales (“AIEP”), a technical/vocational institute located in Chile, from local Chilean investors.  The cash purchase price of $37,821 includes cash payments to the seller of $34,085 and transaction costs of $3,736.  The purchase price was allocated to acquired assets totaling $118,257 and assumed liabilities of $80,436 (including bank debt of $21,300 and a seller note of $21,300).  The acquisition allows the Company to provide additional product offerings and greater access to post secondary education to other market segments in Chile.  In addition, this acquisition broadens the Company’s student population, allowing for better utilization of existing management infrastructure in Chile.

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

	Year ended December 31,
	2003	2002
	(as restated – Note 3)

Revenues	$487,448	$379,746
Income from continuing operations before cumulative effect of change in accounting principle	$6,806	$2,768
Net income (loss)	$43,256	$(96,775)

Earnings (loss) per common share, diluted:
Income from continuing operations before cumulative effect of change in accounting principle	$0.16	$0.07
Net income (loss)	$0.99	$(2.42)

Other 2003 Acquisitions

The Company acquired the following entities for a total cost of $24,162, which was paid primarily in cash:

•                  Costa Rica/Panama - Goodwill of $7,709 was recognized in connection with the acquisition and assigned to the Latin America segment.

•                  UDLA - Ecuador - No goodwill was recognized in connection with the acquisition of this affiliate previously accounted for under the equity method.  The acquisition of the additional interest was accounted for as a step acquisition.

•                  Lago de Guadalupe - Goodwill of $4,198 was recognized in connection with the acquisition and assigned to the Latin America segment.

•                  10 WSI franchises and 4 additional centers - Goodwill of $2,665 was recognized.  The results of these operations are included in discontinued operations.

For 2003, the goodwill related to the acquisition of 3 WSI franchises and 4 additional centers, located in Italy, is deductible for income tax purposes.  The goodwill related to the remaining acquisitions is not deductible.

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

Glion

Effective August 1, 2002, the Company acquired for cash all of the outstanding common stock of the Glion Group, S.A., the parent company of Glion Hotel School, S.A. (“Glion”), a leading hotel management school in Switzerland. The acquisition of Glion was made mainly to acquire an additional hospitality sector school to provide economies of scale in the Company’s hospitality management sector.  This acquisition included additional campus facilities and office space within close proximity of Les Roches, the Company’s other hospitality school, to allow for manageable growth by one core management team of the entire operation. The initial purchase price totaled approximately $16,882, including acquisition costs of $1,376.   Additionally, the Company made a payment of $2,144 in August 2003 and was required to make a final payment in August 2004 which are included in the aggregate purchase price noted above.  The purchase agreement includes a provision for a possible reduction in the purchase price based on the working capital of Glion at the acquisition date.  The Company reached a settlement with the sellers in November 2002 agreeing on the adjusted payment of $2,247 plus interest at the one year Swiss LIBOR rate plus 1% (2.01% as of September 1, 2004), which was paid to the sellers in September 2004.

National Technological University (NTU)

In November 2002, Ventures completed its acquisition of substantially all the assets and certain liabilities of the NTU and Stratys Learning Solutions, Inc. (the holding company of NTU) for cash of $7,943 and a promissory note payable of $7,500. This note was paid in full in 2003.  NTU is a leading distance learning university accredited by the North Central Association, offering master’s degrees for students specializing in engineering, technology and management.  NTU was purchased to add the aforementioned degrees for students to the Company’s list of higher education degrees.

Summary of 2002 Acquisitions

The following table summarizes for all significant 2002 acquisitions and the estimated fair values of the assets acquired and liabilities assumed at the dates of acquisition.

	Domestic Learning Center Franchises(1)	UK and France(2)	Walden(3)	Marbella	UDLA	Glion	NTU
Acquisition date	1/1/02	8/31/02	2/2/02	3/1/02	5/1/02	8/1/02	11/1/02
Current assets	$73	$428	$22,075	$2,583	$7,170	$5,715	$1,504
Property and equipment	1,372	723	1,431	533	4,509	47,109	997
Intangible assets not subject to amortization	—	—	30,870	—	—	—	8,000
Intangible assets subject to amortization (6 year weighted-average useful life):
Curriculum	—	—	522	—	—	—	—
Student roster	—	—	1,645	123	107	—
Non-compete agreements	—	—	—	104	44	44	—
Goodwill	13,631	9,035	—	5,986	8,540	5,326	10,596
Other long-term assets	—	37	836	—	145	122	—
Total assets acquired	15,076	10,223	57,379	9,329	20,515	58,316	21,097

Current liabilities	966	1,003	9,513	2,175	8,654	13,190	4,798
Long-term debt	—	—	—	12	4,285	25,468	813
Other long-term liabilities	—	—	—	396	—	2,776	43
Minority interest	—	—	7,974	—	903	—	—
Total liabilities	966	1,003	17,487	2,583	13,842	41,434	5,654
Net assets acquired	$14,110	$9,220	$39,892	$6,746	$6,673	$16,882	$15,443

(1)          The net assets related to the Domestic Learning Center franchises were sold in June 2003.

(2)          The net assets related to the UK and France acquisition were subsequently sold or abandoned.  The results of these operations are included as discontinued operations.

(3)          The step acquisition of Walden is detailed under 2004 Acquisitions.

Unaudited Pro Forma Results of Operations-2002 Significant Acquisitions

The following unaudited consolidated pro forma results of operations of the Company give effect to the significant 2002 acquisitions assuming that they occurred on January 1, 2002.

Year ended December 31, 2002

Revenues	$357,150
Loss from continuing operations before cumulative effect of change in accounting principle	$(1,139)
Net loss	$(100,682)

Loss per common share, diluted:
Loss from continuing operations before cumulative effect of change in accounting principle	$(0.03)
Net loss	$(2.51)

Other 2002 Acquisitions

In 2002, the Company acquired the following entities for a total cost of $4,325, which was paid primarily in cash:

•                  Six Sylvan Learning Center franchises - Goodwill of $3,343 was recognized and assigned to the former K-12 Education Services segment.  The results of these operations are included as discontinued operations.

•                  WebEd, an online seller of professional development courses - Goodwill of $370 was recognized and assigned to the Laureate Online Education segment.

•                  An additional 35% interest in EdVerify, for a total voting ownership of 68% - EdVerify is a business-to-business digital service provider that specializes in verifying the higher education enrollment and degree attainment of job candidates and credit requestors. Goodwill of $25 was recognized and assigned to the former Ventures segment.

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

Supplemental Cash Flow Information Related to Acquired Businesses

The following is a summary of changes to assets (other than cash), liabilities, and stockholders’ equity as a result of the acquisitions described above:

	Year ended December 31,
	2004	2003	2002
Working capital, other than cash	$(41,714)	$(7,030)	$(19,247)
Property and equipment	42,818	9,377	55,108
Goodwill	122,044	51,612	39,059
Other intangible assets	96,813	40,579	33,579
Other long-term assets	(1,143)	936	(31,613)
Long-term debt	(17,045)	(48,619)	(33,403)
Due to shareholders of acquired companies	(23,232)	—	—
Other liabilities	(37,096)	(970)	(11,618)
Minority interest	32,301	6,823	(6,499)
Net assets acquired, other than cash	173,746	52,708	25,366
Non-cash consideration, net of tax	(97,984)	—	—
Cash purchase price, net of cash received	75,762	52,708	25,366
K-12 acquisitions included in discontinued operations	—	(1,003)	(30,841)
Cash purchase price per statement of cash flows	$75,762	$53,711	$56,207

Note 5 - Available-For-Sale Securities

The following is a summary of available-for-sale securities at December 31:

	2004	2003
Equity securities	$106	$333
Debt securities	4,409	16,432
	$4,515	$16,765

At December 31, 2004, equity securities represent a common stock investment in a public company with a cost of $250 and a quoted market price of $106.  The adjustment to unrealized holding loss of $144 is a component of accumulated other comprehensive income (loss), included in the consolidate statement of stockholders’ equity.  The cost of the Company’s debt securities approximates their fair value.  Aggregate maturities of debt securities are as follows:  $3,677 within 1 year and $732 within 2-5 years.  The investments are classified as current as the Company views its available-for-sale securities as available for use in its current operations.

Note 6 – Other Notes Receivable (Long-term)

Notes receivable from related parties and Other notes receivable consists of the following amounts at December 31:

	2004	2003
Notes receivable from related party, net of allowance of $728 and $14,024 at December 31, 2004 and 2003, respectively	$1,219	$43,155
Other trade notes receivable (long-term), net of allowance of $5,846 and $2,158 at December 31, 2004 and 2003, respectively	$15,339	$2,446
Other notes receivable (long-term):
Kendall College	18,026	—
Other	15,800	13,628
	$50,384	$59,229

On April 27, 2004, the Company received payment in full on one of its notes receivable from Educate in the amount of $55,000 plus accrued interest of $5,461. The subordinated note receivable, originally issued on June 30, 2003 in partial consideration for the sale of the Company’s K-12 segment to Educate, was originally recorded net of a $13,448 discount (“Educate note”).  The early retirement of the Educate note resulted in an accelerated recognition of the remaining unamortized original issue discount in the amount of $12,722, which has been included in investment and other income in the 2004 consolidated statement of operations.

On July 21, 2004, the Company entered into an arrangement with Kendall College (“Kendall”), a not-for-profit corporation that operates a private post-secondary school in Illinois offering culinary and related degree programs.  Under the terms of the arrangement, the Company received the right to purchase from Kendall substantially all of its assets, including the campus, and the current right to offer the Company’s hospitality management curriculum through a licensing agreement with Kendall College.  In accordance with the terms of these agreements, the Company committed to assist Kendall with working capital needs and capital improvements to their Riverworks campus.

The purchase option gives the Company the right to purchase substantially all of Kendall’s assets, including the campus, from December 31, 2004 through July 21, 2006 for a purchase price of $3,000 plus the aggregate principal amount and accrued interest outstanding under the subordinated notes payable agreements plus assumption of the aggregate principal amount of the mortgages on the Riverworks campus and specific other liabilities.

The subordinated note agreements consist of three separate promissory notes with principal balances of $3,000, $9,000 and $6,300.  The $3,000 note accrues interest at 8% and is due upon the exercise of the option by applying the balance due to the purchase price on the date the option is exercised, or if the option is not exercised by application of the note balance against payments due under a lease agreement for part of the Riverworks Campus by the Company.  The $9,000 and $6,300 notes are in the form of credit lines, accrue interest at 8% and are due on the exercise of the option by application to the purchase price on the option closing agreement, or if the option is not exercised in 36 equal monthly installments beginning July 21, 2006.  As of December 31, 2004, there is $18,026 outstanding, including accrued interest, under the three promissory notes.

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

The Company has implemented pilot tuition financing programs at its Chilean universities, in order to establish a lending and collections history in this market and attract third party lenders.  At December 31, 2004 and 2003, respectively, the Company has long-term tuition finance receivables of $14,004 and $2,446 net of allowance of $5,846 and $2,158, respectively, which are included in other trade notes receivable above.  Interest income under these programs for the years ended December 31, 2004 and 2003 was $1,426 and $300, respectively.

Note 7– Goodwill and Other Intangible Assets

The changes in the net carrying amount of goodwill for the years ended December 31, 2004 and 2003 by reportable business segment are follows:

	Balance at December 31, 2003	Acquisitions	Sale or Disposition	Translation and Other	Balance at December 31, 2004
Latin America	$118,137	$9,464	$—	$2,845	$130,446
Europe	36,669	37,049	—	4,903	78,621
Laureate Online Education	78,755	75,531	—	1,620	155,906

	$233,561	$122,044	$—	$9,368	$364,973

	Balance at December 31, 2002	Acquisitions	Sale or Disposition	Translation and Other (1)	Balance at December 31, 2003
Latin America	$59,156	$51,156	$—	$7,825	$118,137
Europe	30,440	—	—	6,229	36,669
Laureate Online Education	86,309	—	—	(7,554)	78,755
Corporate and Ventures	285	—	(285)	—	—
	$176,190	$51,156	$(285)	$6,500	$233,561

(1)          Increase in goodwill includes $1,126 related to a settled contingent payment obligation for Les Roches.  This amount is included in Europe Translation and Other of $6,229.  Upon the finalization of the allocation of the purchase price of NTU, $7,554 was reclassed to other intangible assets from Laureate Online Education goodwill.

The following table summarizes intangible assets as of December 31, 2004:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Subject to amortization:
Student rosters	$18,617	$(7,905)	$10,712
Non-compete agreements	1,370	(852)	518
Other	818	(601)	217
Not subject to amortization:
Tradenames and accreditations	174,694		174,694
Total	$195,499	$(9,358)	$186,141

The following table summarizes intangible assets as of December 31, 2003:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Subject to amortization:
Student rosters	$11,787	$(3,403)	$8,384
Non-compete agreements	954	(647)	307
Other	623	(469)	154
Not subject to amortization:
Tradenames and accreditations	79,789	—	79,789
Total	$93,153	$(4,519)	$88,634

Amortization expense for intangible assets subject to amortization was $4,428 in 2004, $2,247 in 2003, and $1,596 in 2002. The estimated future amortization expense for intangible assets for each of the five years subsequent to December 31, 2004 is as follows: 2005 - $4,587; 2006 - $4,136; 2007 - $2,482; 2008 - $242; 2009 and beyond - $0.

As of December 31, 2004, the weighted average amortization period of total intangible assets subject to amortization is 2.6 years.   The weighted average amortization period of the student roster, non-compete agreements, and other intangibles is 2.6 years, 3.9 years, and 2.7 years, respectively.

Note 8 – Investments

Ventures

During the first quarter of 2003, the Company acquired the remaining membership interests in the Ventures business not owned by the Company or Apollo for consideration of 581 shares of common stock, which is restricted from sale for three years. These membership interests had been held by investment companies, some of which are partially owned by certain executive management of the Company.  Additionally, all membership profit interests in the Ventures business have been eliminated.  Upon completion of these acquisitions and the sale of the Principal K-12 Disposal Group discussed in Note 3, the Company owned all of the membership interests of Sylvan Ventures LLC.  On June 30, 2003, the Company sold several portfolio investments held by Ventures, which were considered non-strategic assets, for contingent consideration.   For the year ended December 31, 2003, the Company recorded a loss on Ventures assets held for sale of $8,394, primarily representing the book value of cost basis investments in iLearning ($298) and ClubMom ($7,596). Ventures also wrote-off the balance of its equity method investment in Chancery Software Limited (“Chancery”) through a $6,637 charge to equity in net loss of affiliates.

Investment in Affiliates (Equity Method Investments):

The table below includes summarized financial data of those other affiliates in which Ventures had an interest at December 31, 2002, and includes results of operations data of the affiliate for the entire year.

	iLearning	Chancery

Net sales	$5,052	$16,258
Gross profit	$3,673	$10,018
Net loss	$(4,183)	$(1,890)

The Company disposed of its investments in iLearning and Chancery in the first quarter of 2003.  The results of iLearning and Chancery from January 1, 2003 to the disposal dates were not significant.

Realized Investment Income and Losses

The Company recognized a net realized investment loss of $0 in 2004, $8,394 in 2003, and $10,561 in 2002.  The most significant transactions giving rise to these gains and losses are described below.

In 2003, the Company recorded a loss on Ventures assets held for sale of $8,394, primarily representing the book value of a cost basis investment in ClubMom ($7,596).

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

Note 9 - Long-Term Debt

Long-term debt consists of the following at December 31:

	2004	2003
Mortgage notes payable bearing interest at variable rates ranging from 3.25% to 8.5%	$42,045	$46,731
Notes payable secured by fixed assets, bearing interest at rates ranging from 3.80% to 6.46%	18,303	12,160
Long-term credit lines bearing interest at rates ranging from 3.62% to 14.40%	—	169
Capital lease obligations bearing interest at rates ranging from 4.99% to 8.64%	16,189	3,525
Government loans bearing interest rates ranging from 3.00% to 4.69%	—	3,901
Various notes payable bearing interest at fixed rates ranging from 0.00% to 8.09%	25,429	26,696
Various notes payable bearing interest at variable rates ranging from 5.25% to 22.68%	14,669	832
Various unsecured lines of credit bearing interest at variable rates ranging from 2.52% to 10.67%	16,980	2,740
	133,615	96,754
Less: current portion of long-term debt	47,010	21,654
Total long-term debt, net of current portion	$86,605	$75,100

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

The Company’s long-term debt is secured by assets with a carrying value of $178,510 at December 31, 2004.  Aggregate maturities of Company’s borrowings are as follows: 2005 - $47,010; 2006 - $15,020; 2007 - $12,999; 2008 - $8,867; 2009 - $6,028 and thereafter $43,691.

Effective June 30, 2003, the Company entered into an unsecured line of credit agreement of $30,000, with a $5,000 sub-limit for standby letters of credit, which is intended for working capital purposes.  The line of credit expires August 2005.  The outstanding balance on the line of credit was $1,019 at December 31, 2004.  Individual units within campus-based operations have unsecured lines of credit, which total $24,974 million, primarily for working capital purposes.  The aggregate outstanding balance on the campus-based segments’ lines of credit was $15,961 million at December 31, 2004, which is included in the current portion of long-term debt

The weighted average short term borrowing rate was 8.1% and 5.8% at December 31, 2004 and December 31, 2003, respectively.

Note 10 - Due to Shareholders of Acquired Companies

Due to shareholders of acquired companies consists of the following amounts payable in cash at December 31:

	2004	2003
Amounts payable to former shareholders of UNAB	$27,773	$25,441
Amounts payable to former shareholders of Les Roches	—	1,939
Amounts payable to former shareholders of Glion	—	2,308
Amounts payable to former shareholders of IEDE	1,357	—
Amounts payable to former shareholders of UI	4,800	5,000
Amounts payable to former shareholders of ULACIT	100	—
Amounts payable to former shareholders of UPC Peru	2,984	—
Amounts payable to former shareholders of Walden	19,249	—
	56,263	34,688
Less: current portion of due to shareholders	26,861	4,747
	$29,402	$29,941

In September 2004, the Company entered into an agreement with the prior owners of Walden to finance a portion of the purchase of the final 49% ownership interest in Walden.  Principal of $19,000 plus interest at 4.5% was paid in January 2005.

In May 2003, the Company entered into an agreement with the prior owners of UNAB to finance a portion of the initial purchase price of UNAB.  Principal payments are due in three annual installments commencing in June 2005.  The note bears interest at 6.5% Chilean Inflation-Indexed (UF) with interest payments due quarterly commencing in August 2003.

In October 2003, the Company entered into an agreement with the prior owners of Universidad Interamericana (UI) to finance a portion of the initial purchase price of UI in the amount of $5,000.  A principal payment of $500 is due in October 2005, and the balance is due in October 2006.  The note bears interest at 6% with interest payments due quarterly commencing in January 2004.

Note 11 – Leases and Related Party Transactions

The Company conducts significant operations from leased facilities.  These facilities include the Company’s corporate headquarters and other office locations, warehouse space, and several of the Company’s higher education facilities.  The terms of substantially all of these leases are ten years or less, and generally contain renewal options.  The Company also leases certain equipment under non-cancelable operating leases, the majority of which are for terms of 60 months or less.  Future minimum lease payments at December 31, 2004, by year and in the aggregate, for continuing and discontinued operations, under all non-cancelable operating leases are as follows:

	Continuing Operations	Discontinued Operations	Total
Years ending December 31:
2005	$29,288	$2,744	$32,032
2006	28,314	1,827	30,141
2007	28,129	1,353	29,482
2008	25,562	1,171	26,733
2009	23,939	773	24,712
Thereafter	110,849	308	111,157
	$246,081	$8,176	$254,257

The Company has entered into sublease agreements for leased office space approximating 231,421 square feet, for an annual rental of $6,056, adjusted annually for increases in gross operating rent and related expenses.  The sublease agreements have various expiration dates through 2011.

The Company entered into lease agreements for its university campuses in Mexico with certain officers and minority owners of the Company’s Mexican university subsidiary.  The leases have an initial term of ten years with an additional two-year extension available at the Company’s option. During 2002, this lease was amended to include an additional three-year extension available at the Company’s option, for a total term of up to 15 years.  The amended lease also contains a provision for the Company, at its option, to purchase the real estate for fair market value of the property, less the Company’s investment in leasehold improvements, at the end of the lease term.  Fixed monthly rents are adjusted annually for inflation.  The Company recognized approximately $5,645, $5,112 and $4,534 of rent expense under these leases for the years ended December 31, 2004, 2003, and 2002, respectively.

These officers and minority shareholders also provided staffing services to UVM for one of its campuses in 2004 and four of its campuses in 2003.  UVM incurred approximately $244 and $3,035 of expenses for 2004 and 2003, respectively, in connection with this contract.

During 2003, the Company entered into a lease agreement for Universidad Interamericana campuses located in Costa Rica and Panama with certain former owners, and in 2004 entered into another lease agreement for the ULACIT campus.  Both leases have initial terms of fifteen years, with additional five-year extensions available at the Company’s option.  The leases also contain provisions for the Company, at its option, to purchase the real estate for its fair market value at any time.  Under the UI lease, monthly rental payments are based on eight percent of net campus revenues for the first two years and ten percent of net campus revenues in the third year.  Subsequent rental payments will be adjusted for inflation.  The Company recognized approximately $842 and $147 of rent expense under this lease for the year ended December 31, 2004 and the period from October 15, 2003 through December 31, 2003, respectively.    The ULACIT lease has fixed monthly rental payments.  The Company recognized approximately $87 of rent expense under this lease for the period from October 25, 2004 through December 31, 2004.

In connection with the sale of the Company’s Principal K-12 Disposal Group to Educate, the Company entered into a three-year management service agreement with Educate, which will expire on June 30, 2006.  Under the terms of the agreement, Educate will provide certain support services, including, but not limited to, specified accounting, benefits, IT, human resources, purchasing and payroll services to Laureate.  Conversely, Laureate will provide certain support services, primarily in the areas of facilities, tax and treasury, to Educate.  The agreement requires the Company to pay a fixed fee, adjusted as appropriate based on increases to predetermined service volumes.  The net fee due to Educate on an annual basis is approximately $3,000.

Rent expense, net of sub-lease income, included in income from continuing operations for all cancelable and non-cancelable leases was approximately $27,767, $21,120, and $14,247 for the years ended December 31, 2004, 2003 and 2002, respectively.  Rent expense, net of sub-lease income, included in income from discontinued operations for all cancelable and non-cancelable leases was approximately $6,135, $13,232, and $18,041 for the years ended December 31, 2004, 2003 and 2002, respectively.

Note 12 – Commitments and Contingencies

Purchase Obligations

As part of the acquisition of ECE, the Company committed to purchase the remaining 30% ownership from the sellers on December 31, 2008 for approximately $9,500.  The purchase obligation is denominated in Euros, and is subject to foreign currency exchange rate risk on the dates of payment.

As part of the acquisition of IFG, the Company committed to additional capital contributions, which will increase the Company’s share of ownership.  The agreement provides that, no later than July 31, 2006 and July 31, 2007, the Company shall contribute approximately $1,700 and $2,500 resulting in an increase in ownership share of 16% and 23%, respectively. In addition, during the period October through November 2008, the sellers may exercise a put option requiring the Company to purchase the remaining 10% ownership for approximately $1,100.  The purchase obligation is denominated in Euros, and is subject to foreign currency exchange rate risk on the dates of payment.

Loss Contingencies

The Company is subject to legal actions arising in the ordinary course of its business. In management’s opinion, the Company has adequate legal defenses and/or insurance coverage with respect to the eventuality of such actions and does not believe any settlement would materially affect the Company’s financial position.

Guarantees

Subsequent to the divestiture of the Principal K-12 Disposal Group, all leases related to Sylvan Learning Centers were renegotiated or assigned in the name of Educate during the third quarter of 2003.  Leases with remaining payments of $8,234 through December 2008 are guaranteed by the Company.  Under the terms of Asset Purchase Agreement with Educate, the Company is indemnified against any losses suffered as a result of these lease guarantees. On December 10, 2004, Laureate entered into an agreement to guarantee lease payments owed by Kendall College to Key Equipment Finance. Leases with remaining payments of $5,073 through December 2011 are guaranteed by the Company.

Standby Letters of Credit

The Company has $3,028 outstanding in standby letters of credit.  The Company is self-insured for workers compensation and other insurable risks up to predetermined amounts above which third party insurance applies.  The Company is contingently liable to insurance carriers under certain of these policies and has provided a letter of credit in favor of the insurance carriers for $1,258. The Company has also issued a standby letter of credit in the amount of $1,400 assuring the collectibility of a $1,522 line of credit at AIEP, which is being used for working capital purposes. The outstanding balance on the line of credit was $409 at December 31, 2004.

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

Additional amounts of contingent consideration are due the sellers of UDLA based on operating results for the three years ended December 31, 2006. No later than March 31, 2006, the Company is obligated to the sellers for an amount equal to 60% of six times (i) average EBIT for 2004 and 2005, less (ii) 2000 EBIT; this result is reduced by (iii) 42% of certain specified debt. Assuming EBIT remains at 2004 levels for 2005, the Company would be obligated to the sellers for approximately $60,866. No later than March 31, 2007, the Company is obligated to the sellers for an amount equal to 20% of four times (i) average EBIT for 2005 and 2006; this result is reduced by (ii) 20% of certain specified debt and (iii), $6.5 million.  Assuming EBIT remains at 2004 levels for 2005 and 2006, the Company would be obligated to the sellers for approximately $12,559. The Company has pledged its shares of Decon, the holding company that controls and operates UDLA, to satisfy its payment obligations to the sellers. The Company cannot dispose of, lien or encumber the shares without the prior approval of the sellers.

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

Additional amounts of contingent consideration, not to exceed $10,000, are due the sellers of KIT eLearning BV equal to four times the average of the audited earnings before interest, income taxes, depreciation and amortization for the calendar years ending December 31, 2006 and 2007. KIT eLearning BV was acquired on March 31, 2004 and is operated as Laureate Online Education BV.

Note 13 – Benefit Plans

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

The following table summarizes the stock option activity of the Company for the years ended December 31:

	2004		2003		2002
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	7,992	$14.80	7,317	$18.53	8,231	$17.85
Granted	414	24.43	2,792	8.15	694	20.97
Exercised	(1,658)	16.13	(953)	15.32	(1,106)	12.99
Forfeited	(105)	15.79	(1,164)	21.87	(502)	22.35
Outstanding at end of year	6,643	$15.06	7,992	$14.80	7,317	$18.53
Exercisable at end of year	5,457	$14.33	6,500	$14.69	4,969	$17.51

The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Life (Years)	Number of Shares	Weighted Average Exercise Prices
$3.33-$6.08	1,836	$3.72	4.9	1,722	$3.71
$6.78-$13.11	624	$10.71	3.8	456	$10.14
$13.55-$19.77	2,177	$15.11	3.9	1,554	$14.23
$20.03-$42.74	2,006	$26.72	4.2	1,725	$26.13
	6,643			5,457

Defined Contribution Retirement Plan

The Company sponsors a defined contribution retirement plan under section 401(k) of the Internal Revenue Code. The provisions of this plan allow for voluntary employee contributions of up to 20% of an employee’s salary, subject to certain annual limitations. The Company may at its discretion make matching contributions, which are allocated to eligible participants. All employees are eligible after meeting certain service requirements. The Company made discretionary contributions to this plan of $328, $979, and $833 during the years ended December 31, 2004, 2003 and 2002, respectively.

Employee Stock Purchase Plan

The Company sponsors an employee stock purchase plan that allows eligible employees to purchase shares of common stock at a 15% discount to the lower of the fair market value on the first day or the last day of the annual offering period (March 1 through February 28). Employees may authorize the Company to withhold up to 10% of their compensation during any offering period, subject to certain limitations. During 2004, 2003, and 2002, shares totaling 14, 40, and 24 were issued under the plan at an average price of $10.60, $10.55, and $16.12, respectively.

The Company terminated the Employee Stock Purchase Plan, effective December 31, 2004, and subsequently refunded contributions for the current plan year to participants, due to an insufficient number of authorized shares to accomplish the Plan year-end stock purchase.

Shares Reserved For Future Issuance

As of December 31, 2004, the Company has reserved 6,806 shares of common stock for future issuance upon the exercise of all outstanding stock options.

Replenishment Plan Implementation Change

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

Stock Option Modification in the Second Quarter of 2003

In periods prior to 2003, certain members of executive management and employees of the Company were granted options under the 1998 Plan to acquire common stock of the subsidiary serving as the holding company for the campus-based segments. Due to the restructuring of the Company’s operations resulting from the sale of the Principal K-12 Disposal Group and non-strategic Ventures assets, on April 1, 2003 the Company negotiated an agreement with employees holding stock options to acquire common stock of the subsidiary that provided for the exchange of these stock options for stock options to acquire common stock of the Company. The result of the exchange of options did not increase the aggregate intrinsic value of the options or reduce the ratio of the exercise price per share of the options to the per share fair value of common stock on the date of exchange, as determined by independent members of the Board of Directors advised by independent valuation experts. The exchange was accounted for as a modification of granted stock options that established a new measurement date for the purpose of determining stock compensation expense. The Company recorded non-cash compensation expense of $1,898 and $21,901 in the years ended December 31, 2004 and 2003, respectively, and expects to record estimated aggregate additional compensation expense $197 in 2005 and 2006.

In connection with the completed sale of the Principal K-12 Disposal Group discussed more fully in Note 3, each unexpired and unexercised outstanding option to purchase shares of the Company’s common stock held by employees who were employed by Educate was modified to partially accelerate vesting and allow for exercise for up to twenty-four months following the closing. This was accounted for as a modification of granted stock options, resulting in a new measurement date for the purpose of determining stock compensation expense. The modification resulted in estimated non-cash compensation expense of $4,066, which is equal to the intrinsic value of such options at June 30, 2003, the closing date of the sale of the Principal K-12 Disposal Group. This expense was included in the Company’s results from discontinued operations for the year ended December 31, 2003 in the consolidated statements of operations.

Non-vested Stock Awards

During the years ended December 31, 2004 and 2003, certain executives were granted non-vested shares of common stock with related compensation measured at the fair market value of the stock at the date of grant. Non-cash compensation is being recognized pro-rata over the vesting periods of the shares, which do not exceed six years.  During the years ended December 31, 2004 and 2003, 191 shares were granted at a weighted average value of $31.78 per share, and 255 shares were granted at a weighted average grant date value of $17.75 per share, respectively. Non-cash compensation expense related to the granted shares of $2,771 and $975 was recorded 2004 and 2003, respectively. The Company estimates that it will incur additional compensation expense related to these 2003 and 2004 grants of $2,016 in 2005, $2,016 in 2006, and an aggregate amount of $2,823 from 2007 through 2009.

Note 14- Income Taxes

Significant components of the provision for income taxes on earnings from continuing operations for the years ended December 31 are as follows:

	2004	2003	2002
Current:
Federal	$5,187	$13,390	$3,266
Foreign	(13,585)	(13,745)	(10,468)
State	(2,494)	1,844	1,751
	(10,892)	1,489	(5,451)
Deferred:
Federal	2,976	(805)	9,117
Foreign	3,460	1,813	2,445
State	(2,342)	433	2,678
	4,094	1,441	14,240
Total benefit (expense)	$(6,798)	$2,930	$8,789

For the years ended December 31, 2004, 2003 and 2002, foreign income from continuing operations before income taxes was $108,150, $71,185, and $47,409, respectively.

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

	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$23,363	$14,000
Deferred revenue	2,128	1,006
Allowance for doubtful accounts	886	1,073
Deferred compensation	9,550	10,378
Equity in net losses of affiliates	27,444	37,437
Non-deductible reserves	3,738	615
Tax credit carryforwards	4,860	3,400
Other	28	558
Total deferred tax assets	71,997	68,467
Deferred tax liabilities:
Advertising costs	—	1,216
Prepaid expenses	720	679
Depreciation	6,455	3,937
Amortization of intangible assets	53,984	8,153
Deferred income	12,021	11,221
Other	—	202
Total deferred tax liabilities	73,180	25,408

Net future income tax benefits (liabilities)	(1,183)	43,059
Valuation allowance for net deferred tax assets	(14,054)	(13,503)
Net deferred tax assets (liabilities)	$(15,237)	$29,556

At December 31, 2004, undistributed earnings from continuing operations of non-U.S. subsidiaries totaled approximately $373,400. Deferred tax liabilities have not been recognized for these undistributed earnings because it is management’s intention to reinvest such undistributed earnings outside of the U.S.  If all undistributed earnings were remitted to the U.S., the amount of incremental U.S. federal income taxes, net of foreign tax credits, would be approximately $87,800.

At December 31, 2004, undistributed gains on the sale of non-domestic discontinued operations totaled approximately $238,400. Deferred tax liabilities have not been recognized for these undistributed gains because it is management’s intention to reinvest such undistributed gains outside of the United States. If all undistributed gains were remitted to the United States, the amount of incremental United States federal income taxes, net of foreign tax credits, would be approximately $83,400.

The net operating loss carryforwards at December 31, 2004 are related to subsidiaries of the Company, and are available only to offset future taxable income of those subsidiaries. These net operating loss carryforwards will begin to expire in 2007. The tax credit carryfowards consist of foreign tax credits that begin to expire in 2006.

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

The reconciliation of the reported income tax expense to the amount that would result by applying the U.S. federal statutory tax rate of 35% to income from continuing operations before income taxes for the years ended December 31 is as follows:

	2004	2003	2002
Tax (expense) benefit at U.S. statutory rate	$(38,780)	$(8,216)	$(1,068)
Permanent differences	(6,229)	(1,111)	(1,897)
State income tax benefit, net of federal tax effect	(121)	2,890	2,664
Tax effect of foreign income taxed at lower rate	30,867	13,227	8,462
Change in valuation allowance	7,465	(3,882)	(462)
Utilized tax credits	—	—	1,108
Other	—	22	(18)
Total tax benefit (expense)	$(6,798)	$2,930	$8,789

Note 15 - Earnings (Loss) Per Share

The following table summarizes the computations of basic and diluted earnings per share for the years ended December 31:

	2004	2003	2002
		(as restated- Note 3)
Numerator used in basic and diluted earnings (loss) per common share:
Income from continuing operations, before cumulative effect of change in accounting principle	$82,658	$9,685	$3,600
Loss from discontinued operations, net of tax	(6,323)	(5,480)	(4,266)
Gain (loss) on disposal of discontinued operations, net of tax	(13,324)	41,930	(16,643)
Cumulative effect of change in accounting principle, net of tax	—	—	(78,634)
Net income (loss)	$63,011	$46,135	$(95,943)

Denominator for basic earnings (loss) per share – weighted-average common shares outstanding	46,356	41,980	40,053
Net effect of dilutive stock options based on treasury stock method	2,660	1,798	—
Denominator for diluted earnings (loss) per share – weighted average common shares outstanding and assumed conversions	49,016	43,778	40,053

Earnings (loss) per common share, basic:
Income from continuing operations, before cumulative effect of change in accounting principle	$1.78	$0.23	$0.09
Loss from discontinued operations, net of tax	(0.14)	(0.13)	(0.11)
Gain (loss) on disposal of discontinued operations, net of tax	(0.29)	1.00	(0.42)
Cumulative effect of change in accounting principle, net of tax	—	—	(1.96)
Earnings (loss) per common share	$1.36	$1.10	$(2.40)

Earnings (loss) per common share, diluted:
Income from continuing operations, before cumulative effect of change in accounting principle	$1.69	$0.22	$0.09
Loss from discontinued operations, net of tax	(0.13)	(0.13)	(0.11)
Gain (loss) on disposal of discontinued operations, net of tax	(0.27)	0.96	(0.42)
Cumulative effect of change in accounting principle, net of tax	—	—	(1.96)
Earnings (loss) per common share	$1.29	$1.05	$(2.40)

Outstanding stock options and convertible debentures were not included in the computation of earnings (loss) per share for the year ended December 31, 2002 because they were anti-dilutive. The number of shares of common stock issuable upon the exercise of stock options and the conversion of debentures was 969 and 6,037, respectively, as of December 31, 2002.

Note 16 - Business and Geographic Segment Information

The Company is focused exclusively on providing a superior higher education experience to over 159,000 students through a leading global network of accredited campus-based and online higher education institutions. The Company’s educational services are offered through three reportable segments: Latin America, Europe and Laureate Online Education.

The accounting policies of the segments are the same as those described in the significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes, corporate general and administrative expenses, non-cash stock compensation expense and campus-based overhead expenses.

The Latin America segment consists of five separately accredited universities and one professional institute, and has operations in Mexico, Chile, Peru, Ecuador, Panama, and Costa Rica. Latin America higher education institutions currently enroll approximately 123,000 full-time students and offer more than 100 degree programs through 34 campuses. The schools primarily serve 18- to 24-year-old students and offer an education that emphasizes career-oriented fields of study with undergraduate and graduate degrees in a wide range of disciplines, including international business, law, health sciences, information technology and engineering.

The Europe segment consists of one accredited university and several other accredited post-secondary institutions, and has operations in Spain, Switzerland, and France. Europe higher education institutions currently enroll approximately 15,000 full-time students and offer more than 75 degree programs through 8 campuses. The schools primarily serve 18- to 24-year-old students and offer an education that emphasizes career-oriented fields of study with undergraduate and graduate degrees in a wide range of disciplines, including international business, hotel management, health sciences, architecture and engineering.

The Company believes that all of its campus based higher education institutions benefit from strong academic reputations and brand awareness, and established operating histories. Each school also has flexible, non-tenured, teaching-focused faculty and is led by an experienced local management team.

The Laureate Online Education segment offers undergraduate and graduate degree programs to working professionals through distance learning. Laureate Online Education consists of Walden, Canter, NTU, and Laureate Online Education BV, which collectively offer degree programs including education, psychology, health and human services, management, engineering, and information technology. Laureate Online Education institutions currently enroll approximately 21,000 students.

Other represents results from the Ventures business, which was disbanded in 2003.

These reportable segments are business units that offer distinct services and are managed separately. The campus-based reportable segments of Latin America and Europe are not aggregated with Laureate Online Education as Laureate Online Education offers services to a different class of customer, through a different delivery system, and with different economic characteristics. The Latin America and Europe segments are managed separately and have certain differences in classes of customer and economic characteristics, and thus are not aggregated together.

Prior to 2004, the Company’s reportable segments consisted of campus-based and online higher education.  All historical segment information has been reclassified to conform to the current year presentation.

The following table sets forth information on the Company’s reportable segments for the years ended December 31:

2004	Latin America	Europe	Laureate Online Education	Other
Revenues	$360,485	$152,400	$135,134	$—
Segment profit	85,458	23,784	21,143	—
Segment assets	626,682	415,682	383,707	1,574
Long-lived assets	220,796	248,100	10,115	—
Depreciation and amortization	17,831	10,621	11,424	—

2003	Latin America	Europe	Laureate Online Education	Other
Revenues	$249,533	$126,555	$95,815	$903
Segment profit (loss)	57,626	19,934	13,288	(2,975)
Segment assets	446,244	293,744	213,214	3,828
Long-lived assets	135,558	214,242	8,483	—
Depreciation and amortization	11,466	9,132	5,223	228

2002	Latin America	Europe	Laureate Online Education	Other
Revenues	$169,411	$91,854	$74,343	$395
Segment profit (loss)	30,993	16,679	9,053	(7,001)
Segment assets	186,418	247,638	181,790	23,914
Long-lived assets	70,805	183,629	7,309	418
Depreciation and amortization	6,811	6,200	3,806	43

The following tables reconcile the reported information on segment profit and assets to income from continuing operations before income taxes. Minority interest, equity in net income (loss) of affiliates and cumulative effect of change in accounting principle, and total assets reported in the statements of operations and balance sheets for the years ended December 31:

	2004	2003	2002
Total profit for reportable segments	$130,385	$87,873	$49,724
Campus-based segments’ overhead	(12,040)	(11,995)	(12,736)
Core operating general and administrative expense	(21,380)	(17,774)	(21,318)
Non-cash compensation expense	(5,718)	(23,050)	(1,046)
Net non-operating income (expenses)	19,553	(9,978)	(11,271)
Income from continuing operations before income taxes, minority interest, equity in net income (loss) of affiliates and cumulative effect of change in accounting principle	$110,800	$25,076	$3,353

	2004	2003	2002
Total assets for reportable segments	$1,427,645	$957,030	$639,760
Campus-based segments’ corporate long- lived assets	6,581	4,070	3,327
Unallocated corporate assets	49,443	116,900	95,795
Assets of discontinued operations, net	47,041	71,914	228,929
Total assets	$1,530,710	$1,149,914	$967,811

	2004	2003	2002
Total long-lived assets for reportable segments	$479,011	$358,283	$262,161
Campus-based segments’ corporate assets	732	984	1,088
Unallocated corporate long-lived assets	5,849	6,583	9,987
Total long-lived assets	$485,592	$365,850	$273,236

	2004	2003	2002
Total depreciation and amortization for reportable segments	39,876	$26,049	$16,860
Campus-based segments’ corporate depreciation and amortization	437	264	115
Corporate depreciation and amortization	1,245	1,626	3,329
Depreciation and amortization of discontinued operations	—	2,982	10,733
Total depreciation and amortization	$41,558	$30,921	$31,037

Revenue and long-lived assets information of continuing operations by geographic area for the years ended December 31 is as follows:

	2004	2003	2002
Revenues
Mexico	$182,214	$150,121	$133,577
Chile	148,141	97,585	35,834
United States	128,330	96,718	74,738
Spain	90,684	76,831	60,328
Other foreign countries	98,650	51,551	31,526
Consolidated total	$648,019	$472,806	$336,003

Long-Lived Assets
Mexico	$121,809	$76,628	$45,618
Spain	121,628	111,161	93,048
Switzerland	110,160	102,295	90,231
Chile	79,446	57,774	25,187
United States	16,112	16,050	18,802
Other foreign countries	36,437	1,942	350
Consolidated total	$485,592	$365,850	$273,236

Revenues are attributed to countries based on the location of the customer.

Note 17 - Supplemental Cash Flow Information

Cash flow information for the Company reflects the total cash flows including continuing operations and discontinued operations.

Interest payments were approximately $5,963, $8,201, and $7,395 for the years ended December 31, 2004, 2003 and 2002, respectively. Income tax payments were $24,596, $49,065, and $4,277 for the years ended December 31, 2004, 2003, and 2002, respectively.

Note 18 - Quarterly Financial Data (Unaudited)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. All periods’ results have been restated to separately disclose discontinued operations. Summarized operating data is as follows:

	Quarter Ended
2004	March 31	June 30	September 30	December 31

Revenues	$132,156	$158,251	$146,110	$211,502
Direct costs	128,564	136,090	128,404	163,714
Operating income	3,592	22,161	17,706	47,788
Income from continuing operations before cumulative effect of change in accounting principle	2,507	23,837	9,303	47,011
Income (loss) from discontinued operations, net of tax	(2,891)	(3,027)	31	(436)
Loss on disposal of discontinued operations, net of tax	—	—	—	(13,324)
Net income (loss)	$(384)	$20,810	$9,334	$33,251

Income (loss) per common share, basic:
Income from continuing operations before cumulative effect of change in accounting principle	$0.06	$0.53	$0.20	$0.97
Income (loss) from discontinued operations	(0.06)	(0.07)	0.00	(0.01)
Loss on disposal of discontinued operations	0.00	0.00	0.00	(0.27)
Net income (loss)	$(0.01)	$0.46	$0.20	$0.68

Income (loss) per common share, diluted:
Income from continuing operations before cumulative effect of change in accounting principle	$0.05	$0.50	$0.19	$0.92
Income (loss) from discontinued operations	(0.06)	(0.06)	0.00	(0.01)
Loss on disposal of discontinued operations	0.00	0.00	0.00	(0.26)
Net income (loss)	$(0.01)	$0.43	$0.19	$0.65

Shares used in computation, basic:	44,925	45,344	46,524	48,624
Shares used in computation, diluted:	47,484	48,131	49,124	51,310

On April 27, 2004, the Company received payment in full on one of its notes receivable from Educate, originally recorded net of a $13,448 discount. The early retirement of the Educate note resulted in an accelerated recognition of the remaining unamortized original issue discount in the amount of $12,722, which has been included in investment and other income.

As more fully described in Note 13, during the quarter ended June 30, 2004, certain current and former employees were inadvertently permitted to exercise stock options on a net share basis, whereby shares equal in value to the option strike price and the employee’s minimum tax withholding obligation were withheld by the Company (also known as a “cashless exercise”). As a result, the Company recognized $1,049 of additional compensation expense in continuing operations and $1,436 of additional compensation in discontinued operations for the difference between the exercise price and the market value of the shares on date of exercise.

As more fully described in Note 3, on December 31, 2004, the Company entered into an agreement to sell the WSI business. As a result, the Company recorded a loss of $13,389, net of income tax expense of $3,202. In connection with the transaction, the Company recognized a net tax benefit of approximately $12,038.

	Quarter Ended
2003	March 31	June 30	September 30	December 31

Revenues	$95,324	$116,242	$106,327	$154,913
Direct costs	97,013	127,139	95,048	118,552
Operating income (loss)	(1,689)	(10,897)	11,279	36,361
Income (loss) from continuing operations before cumulative effect of change in accounting principle	(12,831)	(13,013)	6,124	29,405
Income (loss) from discontinued operations, net of tax	2,082	(776)	(699)	(6,087)
Gain (loss) on disposal of discontinued operations, net of tax	(5,217)	44,640	—	2,507
Net income (loss)	$(15,966)	$30,851	$5,425	$25,825

Income (loss) per common share, basic:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$(0.32)	$(0.32)	$0.14	$0.67
Income (loss) from discontinued operations	0.05	(0.02)	(0.02)	(0.14)
Gain (loss) on disposal of discontinued operations	(0.13)	1.08	0.00	0.06
Net income (loss)	$(0.39)	$0.75	$0.13	$0.59

Income (loss) per common share, diluted:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$(0.32)	$(0.32)	$0.13	$0.62
Income (loss) from discontinued operations	0.05	(0.02)	(0.01)	(0.13)
Gain (loss) on disposal of discontinued operations	(0.13)	1.08	0.00	0.05
Net income (loss)	$(0.39)	$0.75	$0.12	$0.54

Shares used in computation, basic:	40,477	41,164	42,637	43,785
Shares used in computation, diluted:	40,477	41,164	46,635	47,130

On June 30, 2003, the Company sold the its K-12 Disposal Group and sold certain investments in the Ventures business that were not strategic to its post-secondary education business in a transaction more fully described in Note 3 to the consolidated financial statements. In addition, during the second quarter of 2003, management committed to a plan to dispose of its WSI business. In the first quarter of 2004, due to the unfavorable regulatory climate for private educational enterprises in India, the Company decided to terminate its current programs there, including cessation of the educational activities of South Asia International Institute. The operations of the Company’s disposal group comprising its WSI operations, including the Spanish operations of WSI, which were sold in July 2002, are classified as discontinued operations. The quarterly financial data has been presented to reflect the sale of the K-12 and WSI segments and termination of the Company’s programs in India as discontinued operations for all periods presented.

During 2003, the Company recorded a non-cash stock compensation expense of $21,901. In periods prior to 2003, certain members of executive management and employees of the Company were granted options under the 1998 plan to acquire common stock of the subsidiary serving as the holding company for the campus-based segments. Due to the restructuring of the Company’s operations resulting from the sale of the Principal K-12 Disposal Group and non-strategic Ventures assets, on April 1, 2003 the Company negotiated an agreement with employees holding stock options to acquire common stock of the subsidiary that provided for the exchange of these stock options for stock options to acquire common stock of the Company. The result of the exchange of options did not increase the aggregate intrinsic value of the options or reduce the ratio of the exercise price per share of the options to the per share fair value of common stock on the date of exchange, as determined by independent members of the Board of Directors advised by independent valuation experts. The exchange was accounted for as a modification of granted stock options that established a new measurement date for the purpose of determining stock compensation expense.

During the quarter ended March 31, 2003, the Company recorded a loss of $7,158 related to the write-off of its equity basis investment in Chancery. During the quarter ended June 30, 2003, the Company recorded a gain on the sale of its K-12 segment of $71,752, net of tax expense of $39,194; a loss of $8,273, net of tax benefit of $4,425, related to the write-off of the United Kingdom and France net assets; and a loss of $20,777, net of tax benefit of $1,698, related to the write-down of WSI net assets in anticipation of the sale. In addition, the Company’s cost basis investment in ClubMom was sold on June 30, 2003 for contingent consideration, for a loss of $7,596.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended December 31, 2004 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2004 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that internal control over financial reporting was effective as of December 31, 2004.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

/s/ Douglas L. Becker
Douglas L. Becker
Chairman and CEO
Laureate Education, Inc.

/s/ Sean R. Creamer
Sean R. Creamer
Senior Vice President & CFO
Laureate Education, Inc.

Report of Independent Registered Public Accounting Firm
On Internal Control Over Financial Reporting

Board of Directors and Stockholders

Laureate Education, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Laureate Education, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Laureate Education, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Laureate Education, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Laureate Education, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Laureate Education, Inc. (formerly Sylvan Learning Systems, Inc.) and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 and our report dated March 10, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Baltimore, Maryland
March 10, 2005

Item 9B. Other Information

Douglas L. Becker Employment Agreement

On March 10, 2005, an Employment Agreement was entered into between Laureate Education, Inc. and Douglas L. Becker.  The agreement extended the agreement which expired June 30, 2004 and provides that Douglas Becker will be employed as the Chief Executive Officer of the Company and shall also serve as Chairman of the Company Board.  Compensation for this position shall be $500,000 base salary and bonus target of 100% of base salary upto satisfaction of all stated criteria, which shall be established each year by the Compensation Committee of the Board.  This Agreement is effective until June 30, 2007.

Douglas L. Becker Restricted Stock Agreement

Douglas L. Becker was granted 166,000 shares of restricted stock on February 28, 2004 and entered into a restricted stock agreement with the Company in the fourth quarter of 2004.  The plan provides for monthly vesting over a six year period, but provides accelerated vesting upon the achievement of certain performance thresholds which could provide that all shares are vested over a three year period.

PART III.

Item 10. Directors and Executive Officers of Laureate Education, Inc.

Information required by this item is incorporated by reference to the information to be set forth under the caption “Election of Laureate Directors” in the Proxy Statement relating to the 2005 Annual Meeting of Stockholders, which will be filed on or before April 30, 2005.

The Company has adopted a Code of Business Conduct and Ethics for Directors and Employees (Code of Ethics), including the principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. Copies of the Code of Ethics are available free of charge by writing to Investor Relations at 1001 Fleet Street, Baltimore, Maryland 21202. Any waivers of the Code of Ethics must be approved, in advance, by the full Board of Directors. Any amendments to, or waivers from the Code of Ethics must be approved, in advance, by the full Board of Directors. Any amendments to, or waivers from the Code of Ethics that apply to executive officers and directors will be posted on the “Corporate Governance” section of the Internet website located at www.laureate-inc.com.

Item 11. Executive Compensation

Information required by this item is incorporated by reference to the information to be set forth under the caption “Compensation of Executive Officers and Directors” in the Proxy Statement relating to the 2005 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated by reference to the information to be set forth under the caption “Stock Ownership of Certain Beneficial Owners, Directors and Management” in the Proxy Statement relating to the 2005 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions

Information required by this item is incorporated by reference to the information to be set forth under the caption “Certain Relationships and Related Transactions” in the Proxy Statement relating to the 2005 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

Information required by this item is incorporated by reference to the information to be set forth under the caption “Principal Accountant Fees and Services” in the Proxy Statement relating to the 2005 Annual Meeting of Stockholders.

PART IV.

Item 15. Exhibits, Financial Statement Schedules

(a)          The following documents are filed as a part of this report:

1.              Financial Statements

The response to this portion of Item 15 is contained in a separate section of this Report.

2.              Financial Statement Schedules

The following consolidated financial statement schedule of Laureate Education, Inc. and subsidiaries are included in Item 15(a):

Schedule II Valuation and qualifying accounts.

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

3.              Exhibits

(a)   Exhibits filed with this report:

Exhibit Number	Description
10.01	Performance Shares Grant Agreement with Douglas L. Becker
10.02	Employment Agreement with Douglas L. Becker
23.01	Consent of Ernst & Young LLP with respect to Consolidated Financial Statements of Laureate Education, Inc.
23.02	Consent of PricewaterhouseCoopers LLP with respect to Consolidated Financial Statements of Chancery Software Ltd.
31.01	Certification of Douglas L. Becker pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of Sean R. Creamer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification of Douglas L. Becker pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02	Certification of Sean R. Creamer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.01	Consolidated Financial Statements of Chancery Software Ltd.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 11, 2005.

LAUREATE EDUCATION, INC.
(Registrant)

By:	/s/Douglas L. Becker
Douglas L. Becker
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on March 11, 2005.

Signature	Capacity

/s/Douglas L. Becker	Director, Chairman of the Board
Douglas L. Becker	and Chief Executive Officer

/s/Sean R. Creamer	Senior Vice President
Sean R. Creamer	and Chief Financial Officer

/s/ R. Christopher Hoehn-Saric	Director
R. Christopher Hoehn-Saric

/s/James H. McGuire	Director
James H. McGuire

/s/Isabel Aguilera	Director
Isabel Aguilera

/s/Richard W. Riley	Director
Richard W. Riley

/s/David A. Wilson	Director
David A. Wilson

/s/John A. Miller	Director
John A. Miller

/s/Wolf H. Hengst	Director
Wolf H. Hengst

/s/R. William Pollock	Director
R. William Pollock

Schedule II

Laureate Education, Inc.

Valuation and Qualifying Accounts

(in thousands)

		Additions
Description	Balance at Beginning of Period	Charges to Costs and Expenses	Charges to Other Accounts (1)	Deductions	Balance at End of Period
Year Ended December 31, 2002
Allowance for doubtful accounts	$3,543	3,461	598	(1,663)	$5,939
Deferred tax asset valuation account	$—	1,122	—	—	$1,122

Year Ended December 31, 2003
Allowance for doubtful accounts	$5,939	8,233	7,477	(3,941)	$17,708
Deferred tax asset valuation account	$1,122	4,218	9,158	(994)	$13,504

Year Ended December 31, 2004
Allowance for doubtful accounts	$17,708	14,019	4,120	(4,787)	$31,060
Deferred tax asset valuation account	$13,504	550	—		$14,054

(1) For the year ended December 31, 2003, other charges consist of reserves acquired through purchase acquisitions of $5,823 and foreign currency translation of $1,654. For the year ended December 31, 2004, other charges consist of reserves acquired through purchase acquisition of $2,898 and foreign currency translation of $1,222.