Form 10-Q
period 2005-03-31
LAUREATE EDUCATION, INC.
filed 2005-05-06
CIK 912766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

for the quarter ended March 31, 2005

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

The registrant had 49,398,959 shares of Common Stock outstanding as of April 29, 2005.

i

LAUREATE EDUCATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollar and share amounts in thousands, except per share data)

	March 31, 2005	December 31, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$104,812	$105,629
Available-for-sale securities	11,816	4,515

Receivables:
Accounts receivable	114,252	128,523
Notes receivable	100,867	85,450
Other receivables	4,328	3,507
	219,447	217,480
Allowance for doubtful accounts	(23,233)	(25,214)
	196,214	192,266

Inventory	4,855	4,647
Deferred income taxes	6,521	5,079
Income tax receivable	18,269	33,523
Prepaid expenses and other current assets	20,889	15,238
Current assets of discontinued operations	—	20,000
Total current assets	363,376	380,897

Other notes receivable, less current portion, net of allowance of $5,478 and $5,846 at March 31, 2005 and December 31, 2004, respectively	71,898	50,384

Property and equipment:
Land	90,714	95,153
Buildings	259,091	266,524
Construction in-progress	7,575	3,154
Furniture, computer equipment and software	163,437	161,153
Leasehold improvements	59,813	56,788
	580,630	582,772
Accumulated depreciation and amortization	(102,900)	(97,180)
	477,730	485,592
Intangible assets:
Goodwill	360,921	364,973
Tradenames and accreditations	174,776	174,694
Other intangible assets, net of accumulated amortization of $10,484 and $9,358 at March 31, 2005 and December 31, 2004, respectively	9,796	11,447
	545,493	551,114

Deferred income taxes	3,280	3,335
Deferred costs, net of accumulated amortization of $11,112 and $10,025 at March 31, 2005 and December 31, 2004, respectively	16,460	15,976
Other assets	23,255	16,371
Assets of discontinued operations	—	27,041
Total assets	$1,501,492	$1,530,710

See accompanying notes to financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (continued)

(Dollar and share amounts in thousands, except per share data)

	March 31, 2005	December 31, 2004
	(Unaudited)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$23,862	$20,824
Accrued expenses	97,971	108,542
Income tax payable	14,369	15,423
Current portion of long-term debt	25,292	47,010
Current portion of due to shareholders of acquired companies	5,946	26,861
Deferred revenue	260,876	225,747
Deferred income taxes	497	1,205
Other current liabilities	9,526	10,482
Total current liabilities	438,339	456,094

Long-term debt, less current portion	81,208	86,605
Due to shareholders of acquired companies, less current portion	28,182	29,402
Deferred income taxes	21,979	22,446
Other long-term liabilities	19,960	19,990
Total liabilities	589,668	614,537

Commitments and contingent liabilities	—	—

Minority interest	37,971	37,538

Stockholders’ equity:
Preferred stock, par value $.01 per share – authorized 10,000 shares, no shares issued and outstanding as of March 31, 2005 and December 31, 2004	—	—
Common stock, par value $.01 per share – authorized 90,000 shares, issued and outstanding shares of 49,318 and 48,813 as of March 31, 2005 and December 31, 2004, respectively	493	488
Additional paid-in capital	482,056	474,928
Retained earnings	360,585	355,989
Accumulated other comprehensive income	30,719	47,230
Total stockholders’ equity	873,853	878,635

Total liabilities and stockholders’ equity	$1,501,492	$1,530,710

See accompanying notes to financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Dollar amounts in thousands, except per share data)

	Three months ended March 31,
	2005	2004
	(Unaudited)

Revenues	$184,114	$132,156

Costs and expenses
Direct costs	171,884	122,563
General and administrative expenses	6,214	5,289
Non-cash stock compensation expense (1)	780	712
Total costs and expenses	178,878	128,564

Operating income	5,236	3,592

Other income (expense)
Interest and other income	2,416	3,302
Interest expense	(2,374)	(1,558)
Foreign currency exchange gain	249	360
	291	2,104
Income from continuing operations before income taxes, minority interest, and equity in net loss of affiliates	5,527	5,696
Income tax expense	(691)	(707)
Minority interest in income of consolidated subsidiaries, net of tax	(892)	(2,474)
Equity in net loss of affiliates, net of tax	(90)	(8)

Income from continuing operations	3,854	2,507
Income (loss) from discontinued operations, net of income tax benefit (expense) of $285 in 2005 and $(186) in 2004	742	(2,891)

Net income (loss)	$4,596	$(384)

Earnings (loss) per common share, basic:
Income from continuing operations	$0.08	$0.06
Net income (loss)	$0.09	$(0.01)

Earnings (loss) per common share, diluted:
Income from continuing operations	$0.07	$0.05
Net income (loss)	$0.09	$(0.01)

(1) Composition of non-cash stock compensation expense:
Direct costs	$297	$695
General and administrative expenses	483	17
Total	$780	$712

See accompanying notes to financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

	Three months ended March 31,
	2005	2004
	(Unaudited)
Operating activities
Net income (loss)	$4,596	$(384)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of fixed assets	8,974	7,038
Amortization	2,644	1,488
Non-cash stock compensation expense	780	712
Minority interest in consolidated subsidiaries	892	2,474
Equity in net loss of affiliates	90	8
Deferred income taxes	(1,570)	(660)
Other non-cash items	(1,126)	(41)
Changes in operating assets and liabilities:
Receivables	(21,854)	(48,720)
Income tax receivable	15,676	—
Inventory, prepaid expenses and other current assets	(938)	(3,768)
Accounts payable and accrued expenses	(5,806)	7,370
Income tax payable	(977)	7
Deferred revenue and other current liabilities	43,738	55,775
Net cash provided by operating activities	45,119	21,299

Investing activities
Purchase of available-for-sale securities	(8,451)	(8)
Proceeds from sale or maturity of available-for-sale securities	897	16,446
Purchase of property and equipment, net	(14,358)	(12,631)
Cash loaned in exchange for notes receivable	(2,752)	—
Proceeds from sale of investments	—	2,175
Proceeds from sale of discontinued operations, net of cash sold	12,654	—
Cash paid for acquisitions, net of cash acquired	(5,957)	(4,784)
Payment of contingent consideration for prior period acquisitions	(20,312)	(1,349)
Expenditures for deferred costs	(1,714)	(1,212)
Increase in other assets	(808)	(143)
Net cash used in investing activities	(40,801)	(1,506)

Financing activities
Proceeds from exercise of options	5,542	3,396
Proceeds from issuance of common stock	—	151
Proceeds from issuance of long-term debt	28,580	20,487
Payments on long-term debt	(47,995)	(22,606)
Change in long-term liabilities	(944)	1,647
Net cash (used in) provided by financing activities	(14,817)	3,075
Effects of exchange rate changes on cash	(950)	1,211

Net change in cash and cash equivalents	(11,449)	24,079
Cash and cash equivalents at beginning of period	116,261	98,388
Cash and cash equivalents at end of period	$104,812	$122,467

Cash and cash equivalents classified as:
Continuing operations	$104,812	$114,294
Discontinued operations	—	8,173
Cash and cash equivalents at end of period	$104,812	$122,467

See accompanying notes to financial statements.

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollar and share amounts in thousands, except per share data)

Note 1 - Description of Business and Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  These financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended December 31, 2004, included in the Company’s Annual Report on Form 10-K.  Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.  The traditional semester programs in the education industry, with a summer break, result in significant seasonality in the operating results of Laureate Education, Inc. and subsidiaries (the “Company”).  The consolidated balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  Certain amounts previously reported for 2004 have been reclassified to conform to the 2005 presentation.

The Company is focused exclusively on providing a superior higher education experience to over 168,000 students through the leading global network of accredited campus-based and online universities and higher education institutions (“higher education institutions”).  The Company’s educational offerings are delivered through three separate reportable segments: Campus Based - Latin America (“Latin America”), Campus Based - Europe (“Europe”) and Laureate Online Education.  The campus-based segments of Latin America and Europe own or maintain controlling interests in nine and seven separately accredited higher education institutions, respectively. The Latin America segment has locations in Mexico, Chile, Peru, Ecuador, Panama, and Costa Rica.  The Europe segment has locations in Spain, Switzerland, and France.  The Laureate Online Education segment provides career-oriented degree programs to working adult students through Walden E-Learning, Inc. (“Walden”), Laureate Online Education BV, and Canter and Associates (“Canter”).

Note 2 – Significant Accounting Policies

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods.

The Company’s pro forma information is as follows for the three months ended:

	March 31,
	2005	2004
Net income (loss), as reported	$4,596	$(384)
Stock-based employee compensation expense included in net income (loss) as reported, net of tax	468	427
Stock-based employee compensation expense as if the fair value method had been applied, net of tax	(1,443)	(1,333)
Pro forma net income (loss)	$3,621	$(1,290)

Earnings (loss) per share:
Basic - as reported	$0.09	$(0.01)
Basic - pro forma	$0.07	$(0.03)
Diluted – as reported	$0.09	$(0.01)
Diluted - pro forma	$0.06	$(0.03)

Impact of Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using Accounting Principles Board Opinion 25, which generally recognizes no compensation expense for employee stock options with exercise prices at the date of grant equal to or greater than the quoted market value of the underlying stock.  The adoption of the fair value method under SFAS 123R could have a significant impact on the results of operations.  SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a cash flow from financing activities rather than a cash flow from operating activities.  This requirement will reduce net cash flow from operations and increase net cash flow from financing activities in the periods after adoption.  The effective date is the first annual reporting period beginning after June 15, 2005. The Company is currently evaluating pricing models and the transition provisions of this standard and will begin expensing stock options in the first quarter of 2006.

Note 3 - Discontinued Operations

During the first quarter of 2005, the Company closed the sale of its Wall Street Institute (“WSI”) business.  During 2004, the Company terminated its program in India and sold its remaining K-12 educational services businesses. The operations and cash flows of the business components comprising WSI, India, and K-12 educational services businesses were eliminated from ongoing operations as a result of the sale or abandonment and the Company will not have any significant continuing involvement in the operations after the disposal transactions.  Therefore, these operations are classified as discontinued operations for all periods.

WSI Business

The WSI business owns and operates English-language learning centers in four countries and is a franchisor of English language learning centers in 21 countries.  On December 31, 2004, the Company and WSI Education S.a.r.l. executed an Agreement for Purchase of Shares that provided for the acquisition of substantially all of the Company’s WSI business units and investments.  The consideration for the sale of the shares comprising the WSI business unit consisted of the following at closing:

•                  Cash of $15,000;

•                  A subordinated note in the amount of $15,000, bearing interest at 12.5%.

The final purchase price will be based on the lesser of eight times 2004 audited earnings before interest, taxes, depreciation, and amortization (“EBITDA”) or $51,000. The Company closed the sale of WSI on February 28, 2005, however the Company and the buyer are in the process of completing the process required to provide for a final determination of the sales proceeds. At the time of settlement, the Company committed to finance up to 50% of the purchase price, capped at four times audited EBITDA, with a note bearing market interest and a step up provision of 0.5% per annum. Additionally, the proceeds received by the Company are subject to post closing adjustments based on working capital on the closing date.  The Company is entitled to additional consideration if the operating results of WSI exceed specified levels of earnings in 2005 and 2006, up to a maximum of $10,000, subject to an overall cap on total consideration received of $51,000.

During the fourth quarter of 2004, the Company recorded an estimated loss on disposal of $10,187, net of income tax expense of $3,202.  The loss reflected the change in the net realizable value of the net assets of the WSI business (including changes in the carrying value of the net assets resulting from foreign currency fluctuations) adjusted for estimated costs to close the WSI deal and accrued expenses related to indemnifications specified in the agreement. The accrued expenses and closing costs represent management’s best estimate based on the facts and circumstances of the transaction.  These estimates are subject to change based on new information that may arise in connection with fulfilling the terms of the agreement, and such changes could be material.  To date, there have been no significant changes to the estimates recorded as of December 31, 2004.

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

Summarized Financial Information of Discontinued Operations

Summarized operating results from the discontinued operations included in the Company’s consolidated statement of operations were as follows for the three months ended March 31:

	WSI		Other
	2005	2004	2005	2004
Revenues	$12,310	$17,562	$—	$—
Pretax income (loss) from discontinued operations	$480	$(429)	$(23)	$(2,276)

The accompanying balance sheet at December 31, 2004 classifies the net assets of the WSI disposal group based on the probable timing of receipt of sales proceeds.  Net assets of WSI at December 31, 2004 were as follows:

Current assets	$37,446
Property and equipment, net	16,311
Goodwill	27,620
Other assets	8,773
Current liabilities	(39,702)
Long-term liabilities	(566)
Other comprehensive income	(2,841)
Net assets of discontinued operations	$47,041

Note 4 – Other Notes Receivable (Long-term)

Other notes receivable (long-term) consist of the following:

	March 31, 2005	December 31, 2004
Other trade notes receivable (long-term), net of allowance of $5,478 and $5,846 at March 31, 2005 and December 31, 2004, respectively	$25,893	$15,339
Other notes receivable (long-term):
Kendall College	21,151	18,026
WSI Education S.a.r.l.	15,000	—
Other	9,854	17,019
	$71,898	$50,384

The gross increase in long-term other trade notes receivable of $10,186 is due to the primary enrollment at the southern hemisphere universities.  Of this increase, $9,234 was unearned as of March 31, 2005 and is included in deferred revenue on the Company’s balance sheet.  Tuition revenues are generally billable, and the full amount of notes receivable and related deferred revenue are recorded, when a note agreement is signed by the student.

Note 5 – Other Intangible Assets

The following table summarizes other intangible assets as of March 31, 2005:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Subject to amortization:
Student rosters	$18,157	$(8,916)	$9,241
Non-compete agreements	1,320	(955)	365
Other	803	(613)	190
Total	$20,280	$(10,484)	$9,796

Amortization expense for intangible assets subject to amortization for the three months ended March 31, 2005 and 2004 was $1,362 and $967, respectively. The estimated future amortization expense for intangible assets for the remaining nine-month period of 2005 is $3,383. The estimated future amortization expense for intangible assets for each of the five years subsequent to December 31, 2005 is as follows: 2006 - $3,881; 2007 - $2,148; 2008 - $367; 2009 - $17; 2010 and beyond - $0.

Note 6 - Long-Term Debt

Long-term debt consists of the following:

	March 31, 2005	December 31, 2004
Mortgage notes payable bearing interest at variable rates ranging from 3.25% to 8.5%	$39,553	$42,045
Notes payable secured by fixed assets, bearing interest at rates ranging from 3.80% to 6.46%	17,380	18,303
Capital lease obligations bearing interest at rates ranging from 4.99% to 8.64%	14,293	16,424
Various notes payable bearing interest at fixed rates ranging from 0.00% to 8.09%	15,875	19,556
Various notes payable bearing interest at variable rates ranging from 5.25% to 22.68%	5,605	14,669
Various unsecured lines of credit bearing interest at variable rates ranging from 2.52% to 11.41%	13,794	22,618
	106,500	133,615
Less: current portion of long-term debt	25,292	47,010
Total long-term debt, net of current portion	$81,208	$86,605

Note 7 - Due to Shareholders of Acquired Companies

Due to shareholders of acquired companies consists of the following amounts payable in cash:

	March 31, 2005	December 31, 2004
Amounts payable to former shareholders of Universidad Andres Bello (“UNAB”)	$26,229	$27,773
Amounts payable to former shareholders of Institute of Executive Development (“IEDE”)	—	1,357
Amounts payable to former shareholders of Universidad Interamericana (“UI”)	4,800	4,800
Amounts payable to former shareholders of Universidad Latinoamericana de Ciencia y Tecnologia (“ULACIT”)	100	100
Amounts payable to former shareholders of Universidad Peruana de Ciencias Aplicadas (“UPC”)	2,999	2,984
Amounts payable to former shareholders of Walden	—	19,249
	34,128	56,263
Less: current portion of due to shareholders	5,946	26,861
Total due to shareholders, net of current portion	$28,182	$29,402

Note 8 - Income Taxes

The Company’s income tax provisions for all periods consist of federal, state, and foreign income taxes. The tax provisions for the three-month periods ended March 31, 2005 and 2004 were based on the estimated effective tax rates applicable for the 2005 and 2004 full years, after giving effect to significant items related specifically to the interim periods, including the mix of income for the period between higher and lower taxed jurisdictions.  The Company’s effective tax rate from continuing operations was 12.5% and 12.4% for the three months ended March 31, 2005 and 2004, respectively.  The Company has operations in multiple countries, many of which have statutory tax rates lower than the United States.  Generally lower tax rates in these foreign jurisdictions results in an effective tax rate significantly lower than the United States statutory rate.

In June of 2004, the Internal Revenue Service (“IRS”) completed their field examination of the Company’s 1998 and 1999 federal income tax returns.  In connection with this examination, the Company received notice of certain adjustments proposed by the IRS, primarily related to transfer pricing and the timing of certain deductions.

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

Note 9 – Stockholders’ Equity

The components of stockholders’ equity are as follows:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2004	$488	$474,928	$355,989	$47,230	$878,635
Options exercised for purchase of 504 shares of common stock, including income tax benefit of $857	5	6,394			6,399
Non-cash stock compensation		780			780
Other		(46)			(46)
Comprehensive income (loss):
Net income for the three months ended March 31, 2005			4,596		4,596
Foreign currency translation adjustment				(16,503)	(16,503)
Unrealized gain on available-for-sale securities				14	14
Minimum pension liability adjustment				(22)	(22)
Total comprehensive loss					(11,915)
Balance at March 31, 2005	$493	$482,056	$360,585	$30,719	$873,853

Note 10 – Comprehensive Income (Loss)

The components of comprehensive income (loss), net of related income taxes, are as follows:

	Three months ended March 31,
	2005	2004
Net income (loss)	$4,596	$(384)
Foreign currency translation adjustment	(16,503)	(5,874)
Unrealized gain on available-for-sale securities, net of tax	14	6
Minimum pension liability adjustment	(22)	—
Comprehensive loss	$(11,915)	$(6,252)

Note 11 - Earnings (Loss) Per Share

The following table summarizes the computations of basic and diluted earnings (loss) per share:

	Three months ended March 31,
	2005	2004
Numerator used in basic and diluted earnings (loss) per common share:
Income from continuing operations	$3,854	$2,507
Income (loss) from discontinued operations, net of tax	742	(2,891)
Net income (loss)	$4,596	$(384)

Denominator for basic earnings (loss) per share – weighted-averagecommon shares outstanding	49,237	44,925
Net effect of dilutive stock options based on treasury stock method	2,577	2,559
Denominator for diluted earnings (loss) per share – weighted average common shares outstanding	51,814	47,484

Earnings (loss) per common share, basic:
Income from continuing operations	$0.08	$0.06
Income (loss) from discontinued operations, net of tax	0.02	(0.06)
Earnings (loss) per common share	$0.09	$(0.01)

Earnings (loss) per common share, diluted:
Income from continuing operations	$0.07	$0.05
Income (loss) from discontinued operations, net of tax	0.01	(0.06)
Earnings (loss) per common share	$0.09	$(0.01)

Per share amounts may not sum due to rounding differences.

Note 12 – Commitments and Contingencies

Purchase Obligations

As part of the fourth quarter 2004 acquisition of Ecole Centrale d’Electonique (“ECE”), the Company committed to purchase the remaining 30% ownership from the sellers on December 31, 2008 for approximately $9,072.  The purchase obligation is denominated in Euros, and is subject to foreign currency exchange rate risk on the date of payment.

As part of the fourth quarter 2004 acquisition of Institut Francais de Gestion, SAS (“IFG”), the Company committed to additional capital contributions, which will increase the Company’s share of ownership.  The agreement provides that, no later than July 31, 2006 and July 31, 2007, the Company must contribute approximately $1,625 and $2,421, resulting in an increase in ownership share of 16% and 23%, respectively. In addition, during the period October through November 2008, the sellers may exercise a put option requiring the Company to purchase the remaining 10% ownership for approximately $1,037.  The purchase obligation is denominated in Euros, and is subject to foreign currency exchange rate risk on the dates of payment.

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

Additional amounts of contingent consideration are due the sellers of UDLA based on operating results for the three years ending December 31, 2006.  On the later of March 31, 2006 or 45 days after the Company receives the audited financial statements of Decon, the holding company that controls and operates UDLA, the Company is obligated to the sellers for an amount equal to 60% of six times (i) average EBIT for 2004 and 2005, less (ii) 2000 EBIT; this result is reduced by (iii) 42% of certain specified debt.  Assuming EBIT remains at 2004 levels for 2005, the Company would be obligated to the sellers for approximately $60,866.  No later than March 31, 2007, the Company is obligated to the sellers for an amount equal to 20% of four times (i) average EBIT for 2005 and 2006; this result is reduced by (ii) 20% of certain specified debt and (iii), $6,500.   Assuming EBIT remains at 2004 levels for 2005 and 2006, the Company would be obligated to the sellers for approximately $12,559.  The Company has pledged its shares of Decon to satisfy its payment obligations to the sellers.  The Company cannot dispose of, lien or encumber the shares without the prior approval of the sellers.

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

Guarantees

Subsequent to the June 2003 divestiture of the Company’s K-12 business segments, all leases related to Sylvan Learning Centers were renegotiated or assigned in the name of Educate, Inc. (“Educate”) during the third quarter of 2003.  Leases with remaining payments of $6,927 through December 2008 are guaranteed by the Company.  Under the terms of the Asset Purchase Agreement with Educate, the Company is indemnified against any losses suffered as a result of these lease guarantees.  During 2004, Laureate entered into an agreement to guarantee lease payments owed by Kendall College to Key Equipment Finance. Leases with remaining payments of $4,892 through December 2011 are guaranteed by the Company.

Standby Letters of Credit

The Company has $15,228 outstanding in standby letters of credit.  The Company is self-insured for workers compensation and other insurable risks up to predetermined amounts above which third party insurance applies.  The Company is contingently liable to insurance carriers under certain of these policies and has provided a letter of credit in favor of the insurance carriers for $1,258.  The Company has also issued a standby letter of credit in the amount of $1,400 assuring the collectibility of a line of credit at AIEP, which is being used for working capital purposes.  The outstanding balance on the line of credit was $1,386 at March 31, 2005.  In the first quarter of 2005, the company issued a $12,000 standby letter of credit in favor of WSI Education S.a.r.l. for a tax indemnification related to the sale of WSI.

Commitments

Under terms of note agreements with Kendall College, the Company has committed to provide additional funding to Kendall College of up to $2,550.

Note 13 - Business and Geographic Segment Information

The Company is focused exclusively on providing a superior higher education experience to over 168,000 students through a leading global network of accredited campus-based and online higher education institutions. The Company’s educational services are offered through three reportable segments:  Latin America, Europe and Laureate Online Education.

The accounting policies of the segments are the same as those described in the significant accounting policies.  The Company evaluates performance based on profit or loss from operations before income taxes, corporate general and administrative expenses, non-cash stock compensation expense and campus-based overhead expenses.

The Latin America segment consists of eight separately accredited universities and one accredited professional institute, and has operations in Mexico, Chile, Peru, Ecuador, Panama, and Costa Rica.  Latin America higher education institutions currently enroll approximately 130,000 full-time students and offer more than 100 degree programs through 35 campuses.  The schools primarily serve 18- to 24-year-old students as well as working adults and offer an education that emphasizes career-oriented fields of study with undergraduate and graduate degrees in a wide range of disciplines, including international business, law, health sciences, information technology and engineering.

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

The Company believes that all of its campus-based higher education institutions benefit from strong academic reputations and brand awareness, and established operating histories.  Each school also has flexible, non-tenured, teaching-focused faculty and is led by an experienced local management team.

The Laureate Online Education segment offers undergraduate and graduate degree programs to working professionals through distance learning.  Laureate Online Education consists of Walden, Canter, and Laureate Online Education BV, which collectively offer degree programs including education, psychology, health and human services, management, engineering, and information technology.  Laureate Online Education institutions currently enroll approximately 23,000 students.

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

Prior to 2004, the Company's reportable segments consisted of Campus Based and Laureate Online Education.  The segment information for the three month period ended March 31, 2004 has been reclassified to conform to current year presentation.

The following table sets forth information on the Company’s reportable segments:

Three months ended March 31, 2005	Latin America	Europe	Laureate Online Education	Total
Revenues	$88,015	$56,636	$39,463	$184,114
Segment profit	4,744	8,863	1,213	14,820

Three months ended March 31, 2004	Latin America	Europe	Laureate Online Education	Total
Revenues	$66,273	$41,199	$24,684	$132,156
Segment profit	3,563	8,775	164	12,502

The following tables reconcile the reported information on segment profit to income from continuing operations before income taxes, minority interest, and equity in net loss of affiliates reported in the statements of operations for the three months ended March 31:

	2005	2004
Total profit for reportable segments	$14,820	$12,502
Campus-based segments’ overhead	(2,590)	(2,909)
General and administrative expense	(6,214)	(5,289)
Non-cash compensation expense	(780)	(712)
Net non-operating income	291	2,104
Income from continuing operations before income taxes, minority interest and equity in net loss of affiliates	$5,527	$5,696

Revenue information of continuing operations by geographic area for the three months ended March 31 is as follows:

	2005	2004
Revenues
Mexico	$59,442	$45,332
United States	36,582	24,684
Spain	31,368	27,911
Chile	17,307	15,991
France	13,726	2,635
Switzerland	11,542	10,643
Other foreign countries	14,147	4,960
Consolidated total	$184,114	$132,156

Revenues are attributed to countries based on the location of the customer.

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

Overview

Laureate is focused exclusively on providing a superior higher education experience to over 168,000 students through the leading global network of accredited campus-based and online higher education institutions.  The Company’s educational services are offered through three separate reportable segments: Campus Based - Latin America (“Latin America”), Campus Based - Europe (“Europe”) and Laureate Online Education.  Latin America and Europe own or maintain controlling interests in nine and seven separately accredited higher education institutions, respectively.  The Latin America segment has locations in Mexico, Chile, Peru, Ecuador, Panama, and Costa Rica. The Europe segment has locations in Spain, Switzerland, and France.  The Laureate Online Education segment provides career-oriented degree programs to approximately 23,000 students through Walden E-Learning, Inc. (“Walden”), Laureate Education Online BV, and Canter and Associates (“Canter”).

Sale of Business Units

On February 28, 2005, the Company closed the sale of its Wall Street Institute (“WSI”) business to WSI Education S.a.r.l..  The WSI business was classified as discontinued in both the first quarter of 2004 and the first quarter of 2005. See Note 3 to the consolidated financial statements for more information regarding this transaction.

Seasonality

Most of the schools in the Company’s network have a summer break when classes are generally not in session and during which minimal revenues are recognized.  Operating expenses, however, do not fully correlate to the enrollment and revenue cycles, as the schools continue to incur fixed costs during summer breaks.  As a result, the fourth quarter is the Company’s strongest quarter because all of its higher education institutions are in session.  The second quarter is also strong as most schools have classes in session, although the Company’s largest school, located in Mexico, is in session for only part of that quarter.  The first and third quarters are weaker quarters because the majority of the Company’s schools have summer breaks for some portion of one of these two quarters. Due to this seasonality, revenues and profits in any quarter are not necessarily indicative of results in subsequent quarters.

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

Reportable Segments

The following table is derived from the Company’s consolidated financial statements and represents financial information of the Company’s reportable segments for the three months ended March 31, 2005 and 2004, excluding discontinued operations:

	Latin America	Europe	Laureate Online Education	Unallocated	Consolidated
	(in thousands)
March 31, 2005
Segment revenues	$88,015	$56,636	$39,463	$—	$184,114
Segment direct costs	(83,271)	(47,773)	(38,250)	—	(169,294)
Campus-based segments’ overhead	—	—	—	(2,590)	(2,590)
Segment profit (loss)	4,744	8,863	1,213	(2,590)	12,230
General and administrative expenses	—	—	—	(6,214)	(6,214)
Non-cash stock compensation expense	—	—	—	(780)	(780)
Operating income (loss)	$4,744	$8,863	$1,213	$(9,584)	$5,236

March 31, 2004
Segment revenues	$66,273	$41,199	$24,684	$—	$132,156
Segment direct costs	(62,710)	(32,424)	(24,520)	—	(119,654)
Campus-based segments’ overhead	—	—	—	(2,909)	(2,909)
Segment profit (loss)	3,563	8,775	164	(2,909)	9,593
General and administrative expenses	—	—	—	(5,289)	(5,289)
Non-cash stock compensation expense	—	—	—	(712)	(712)
Operating income (loss)	$3,563	$8,775	$164	$(8,910)	$3,592

The Company’s direct costs include all expenses incurred by operating units including selling and administrative expenses.  The Company’s campus-based segments’ overhead represents centralized costs incurred in support of the international network of universities, relating primarily to strategic planning, resource allocation, identification of acquisition targets, and oversight of acquisition transactions.  As such, these costs are not properly allocable to the operating results of Latin America and Europe.

The following comparison of results of operations focuses on the continuing operations of the Company.

Comparison of results for the three months ended March, 31, 2005 to results for the three months ended March 31, 2004.

Revenues.  Total revenues increased by $51.9 million, or 39%, to $184.1 million for the three months ended March 31, 2005 (the “2005 fiscal quarter”) from $132.2 million for the three months ended March 31, 2004 (the “2004 fiscal quarter”).  This revenue increase was driven primarily by increased total enrollment at the Company’s higher education institutions, plus the impact of acquisitions within the last two years.

Latin America revenue for the 2005 fiscal quarter increased by $21.7 million, or 33%, to $88.0 million compared to the 2004 fiscal quarter.  Enrollment increases of 17.5% in schools owned in both fiscal quarters added revenues of $11.2 million over the 2004 fiscal quarter, and acquisitions within the last 12 months contributed additional revenue of $11.1 million.  For schools owned in both fiscal quarters, the Company increased local currency tuition by a weighted average of 2.8%, which served to increase revenues by $3.7 million.  Each institution in the segment offers tuitions at various prices based upon degree program.  For the 2005 fiscal quarter, the effects of product mix resulted in a $3.8 million reduction in revenue compared to the 2004 fiscal quarter, primarily due to lower-priced working adult and high school enrollments.  The effects of currency translation decreased revenues by $0.5 million, primarily due to the weaker Mexican Peso relative to the U.S. Dollar, partially offset by the strengthening of the Chilean Peso against the U.S. Dollar. Latin America revenue represented 48% of total revenues for the 2005 fiscal quarter, and 50% of total revenues for the 2004 fiscal quarter.

Europe revenue for the 2005 fiscal quarter increased by $15.4 million, or 37%, to $56.6 million compared to the 2004 fiscal quarter. Enrollment increases of 0.9% in schools owned in both fiscal quarters added revenues of $0.3 million over the 2004 fiscal quarter, and acquisitions within the last 12 months contributed additional revenue of $10.7 million.  For schools owned in both fiscal quarters, the Company increased local currency tuition by a weighted average of 6.0%, which served to increase revenues by $2.4 million.  Each institution in the segment offers tuitions at various prices based upon degree or certificate program.  For the 2005 fiscal quarter, the effects of product mix resulted in a $0.3 million reduction in revenue compared to the 2004 fiscal quarter, primarily due to lower-priced post-graduate enrollment growth in Spain exceeding undergraduate enrollment growth.  The effects of currency translation increased revenues by $2.3 million, due to the strengthening of the Euro and Swiss Franc against the U.S. Dollar.  Europe revenue represented 31% of total revenues for both the 2005 fiscal quarter and the 2004 fiscal quarter.

Laureate Online Education revenue increased by $14.8 million, or 60%, to $39.5 million for the 2005 fiscal quarter compared to the 2004 fiscal quarter.  Enrollment increases of 29%, excluding Laureate Online Education, B.V., added revenues of $5.6 million, and the Laureate Online Education B.V. acquisition added revenues of $2.9 million. Tuition increases accounted for $1.1 million of additional revenues, and other factors, primarily a favorable change in degree program mix, added $5.2 million.  Laureate Online Education revenue represented 21% of total revenues for the 2005 fiscal quarter, and 19% of total revenues for the 2004 fiscal quarter.

Direct Costs. Total direct costs of revenues increased $49.3 million, or 40%, to $171.9 million for the 2005 fiscal quarter from $122.6 million for the 2004 fiscal quarter.  Direct costs remained at 93% of total revenues in the 2005 fiscal quarter from the 2004 fiscal quarter.

Latin America direct costs increased by $20.6 million to $83.3 million, or 95% of Latin America revenue for the 2005 fiscal quarter, compared to $62.7 million or 95% of Latin America revenue for the 2004 fiscal quarter.  An increase of $9.1 million in expenses reflected higher expenses due to increased enrollments and expanded operating activities compared to the 2004 fiscal quarter.  Acquired businesses increased expenses by $11.8 million.  For the 2005 fiscal quarter, the effects of currency translations decreased expenses by $0.3 million, primarily due to the strengthening of the Chilean Peso against the U.S. Dollar, partially offset by the weakening of the Mexican Peso relative to the U.S. Dollar.

Europe direct costs increased by $15.3 million to $47.8 million, or 84% of Europe revenue for the 2005 fiscal quarter, compared to $32.4 million, or 79% of Europe revenue for the 2004 fiscal quarter.  The decrease in margin was due to the strategic acquisition of a lower margin business.  Higher enrollments and expanded operations at the higher education institutions compared to the 2004 fiscal quarter increased expenses by $2.7 million, and acquired businesses increased expenses by $10.8 million.  For the 2005 fiscal quarter, the effects of currency translations increased expenses by $1.8 million, due to the strengthening of the Euro and Swiss Franc against the U.S. Dollar.

Campus-based segments overhead expense decreased by $0.3 million to $2.6 million for the 2005 fiscal quarter, compared to $2.9 million for the 2004 fiscal quarter.

Laureate Online Education direct costs increased by $13.7 million to $38.3 million, or 97% of Laureate Online Education revenue for the 2005 fiscal quarter, compared to $24.5 million, or 99% of Laureate Online Education revenue for the 2004 fiscal quarter.  The decrease in direct costs as a percentage of revenues was the result of improved Walden margins resulting from higher enrollment volume.

Other Operating Expenses.  Other expenses increased by $1.0 million to $7.0 million for the 2005 fiscal quarter from $6.0 million for the 2004 fiscal quarter.

General and administrative expenses increased by $0.9 million in the 2005 fiscal quarter to $6.2 million from $5.3 million in the 2004 fiscal quarter. The increase in expenses was primarily due to higher payroll and other employee related costs resulting from increased headcount, training costs and travel expenses to support the rapid growth in the Company’s global operations.

Non-cash stock compensation expense increased $0.1 million to $0.8 million for the 2005 fiscal quarter compared to $0.7 million for the 2004 fiscal quarter.  Restricted stock issued by the Company to senior executives resulted in non-cash compensation expense of $0.7 million in the 2005 fiscal quarter compared to $0.5 million in the 2004 fiscal quarter.

Non-Operating Income/Expenses.  Non-operating income/expenses decreased to income of $0.3 million for the 2005 fiscal quarter from income of $2.1 million in the 2004 fiscal quarter.

Interest and other income decreased $0.9 million to $2.4 million from $3.3 million in the 2004 fiscal quarter, primarily due to a reduction in interest income related to the early repayment of a note receivable originally issued on June 30, 2003, as partial consideration for the sale of the Company’s K-12 segments to Educate with an original issue discount of $13.4 million.

Interest expense increased $0.8 million primarily due to debt balances assumed in connection with the Company’s 2004 acquisitions.

Minority Interest in Income of Affiliates, Net of Tax.  Minority interest in income of affiliates decreased $1.6 million to $0.9 million in the 2005 fiscal quarter from $2.5 million in the 2004 fiscal quarter.  This decrease was primarily due to the Company’s buy-out of the ownership interests of the minority shareholders at Walden and UEM in September 2004 and December 2004, respectively.

Income Taxes. The Company has operations in multiple countries, many of which have statutory tax rates lower than the United States.  Approximately 80% of the Company’s revenues are generated outside the United States. Generally lower effective tax rates in these foreign jurisdictions results in an effective tax rate significantly lower than the United States statutory rate.

The Company’s effective tax rates from continuing operations were 12.5% and 12.4% for the 2005 and 2004 fiscal quarters, respectively.

Liquidity and Capital Resources

Cash provided by operations was $45.1 million for the 2005 fiscal quarter, compared to cash provided by operations of $21.3 million for the 2004 fiscal quarter.  The reported net income in the 2005 fiscal quarter of $4.6 million included significant non-cash expenses and charges, primarily depreciation and amortization of $11.6 million, non-cash stock compensation expense of $0.8 million, minority interest of $0.9 million, partially offset by non-cash items of $2.7 million.  Cash provided by changes in operating assets and liabilities totaled $29.8 million in the 2005 fiscal quarter, compared to $10.7 million in the 2004 fiscal quarter.  Changes in operating assets and liabilities in the 2005 fiscal quarter included growth in deferred revenue and receipt of an income tax refund, partially offset by the growth in receivables.  In the fiscal 2004 quarter, growth in deferred revenue was also partially offset by growth in receivables.  The reported 2004 fiscal quarter net loss of $0.4 million included significant non-cash expenses and charges such as depreciation and amortization of $8.5 million, non-cash stock compensation expense of $0.7 million, and minority interest of $2.5 million.

Cash used in investing activities was $40.8 million for the 2005 fiscal quarter, compared to cash used in investing activities of $1.5 million for the 2004 fiscal quarter.  The 2005 fiscal quarter investment activity included net cash paid for acquired businesses of $26.3 million, purchases of property and equipment of $14.4 million primarily related to construction of new campuses and campus expansion, net cash paid for the purchase of available-for-sale securities of $7.6 million, cash loaned in exchange for notes receivable of $2.8 million, and expenditures for deferred costs and other assets of $2.5 million. These cash flows were offset by the proceeds, net of cash sold, from the sale of discontinued operations of $12.7 million. Investment activity in the 2004 fiscal quarter was primarily the result of cash paid for acquisitions, net of cash paid acquired of $6.1 million, purchases of property and equipment of $12.6 million and expenditures for deferred costs and other assets of $1.4 million.  These cash flows were offset by net cash proceeds from the sale of available-for-sale securities of $16.4 million and proceeds from the redemption of a cost investment of $2.2 million.

Cash used in financing activities was $14.8 million in the 2005 fiscal quarter, compared to cash provided by financing activities of $3.1 million in the 2004 fiscal quarter.  The 2005 fiscal quarter financing activity related primarily to debt repayments of $48.0 million less cash received from the issuance of long-term debt of $28.6 million, and a decrease in long term liabilities of $0.9 million.  These cash flows were offset by cash received from the exercise of options of $5.5 million.  Financing activity in the 2004 fiscal quarter related primarily to cash received from the exercise of options of $3.4 million, cash received from the issuance of long-term debt of $20.5 million less cash repayments of $22.6 million, and an increase in other long-term liabilities of $1.6 million.

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

Contractual Obligations and Contingent Matters

The following tables reflect the Company’s contractual obligations and other commercial commitments as of March 31, 2005:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Due in less than 1 year	Due in 1-3 years	Due in 4-5 years	Due after 5 years
Long-term debt (1)	$106,500	$25,292	$34,432	$9,964	$36,812
Operating leases	254,505	30,200	88,971	45,019	90,315
Due to shareholders of acquired companies	34,128	5,946	27,182	1,000	—
Other long term liabilities (2)	3,750	3,000	750	—	—
Total contractual cash obligations	$398,883	$64,438	$151,335	$55,983	$127,127

	Amount of Commitment Expiration Per Period (in thousands)
Commercial Commitments	Total Amounts Committed	Due in less than 1year	Due in 1-3 years	Due in 4-5 years	Due after 5 years
Lines of credit	$—	$—	$—	$—	$—
Guarantees (3)	11,819	4,493	5,123	1,478	725
Purchase Obligations(4)	14,155	—	14,155	—	—
Standby letters of credit(5)	15,228	15,228	—	—	—
Kendall College(6)	2,550	2,250	300	—	—
Total commercial commitments	$43,752	$21,971	$19,578	$1,478	$725

(1)Effective June 30, 2003, the Company entered into an unsecured line of credit agreement of $30.0 million, with a $5.0 million sub-limit for standby letters of credit, which is intended for working capital purposes.  The line of credit expires August 2005. There was no outstanding balance on the line of credit at March 31, 2005.  Individual units within campus-based operations have unsecured lines of credit, which total $27.1 million, primarily for working capital purposes.  The aggregate outstanding balance on the campus-based segments’ lines of credit was $17.7 million at March 31, 2005, which is included in the current portion of long-term debt. The weighted average short-term borrowing rates were 5.1% and 5.0% at March 31, 2005 and 2004 respectively.

(2)In connection with the sale of substantially all of the Company’s K-12 segments to Educate, the Company entered into a three-year management service agreement with Educate.  Under the terms of the agreement, Educate provides certain support services, including specified accounting, benefits, IT, human resources, purchasing and payroll services to Laureate. Conversely, the Company will provide certain support services, primarily in the areas of facilities, tax, and treasury, to Educate.  The agreement is based on a fixed-fee, adjusted as appropriate based on increases to predetermined service volumes.  The net fee due to Educate on an annual basis is approximately $3.0 million.

(3)Subsequent to the divestiture of the K-12 segments, all leases related to Sylvan Learning Centers acquired by Educate were renegotiated or assigned in the name of Educate during the third quarter of 2003.  Leases with remaining payments of $6.9 million through December 2008 are guaranteed by the Company.  Under the terms of the Asset Purchase Agreement with Educate, the Company is indemnified against any losses suffered as a result of these lease guarantees. During 2004, the Company entered into an agreement to guarantee lease payments owed by Kendall College to Key Equipment Finance. Leases with remaining payments of $4.9 million through December 2011 are guaranteed by the Company under this agreement.

(4)As part of the fourth quarter 2004 acquisition of Ecole Centrale d’Electonique (“ECE”), the Company committed to purchase the remaining 30% ownership from the sellers on December 31, 2008 for approximately $9.1 million.  The agreement is denominated in Euros, and is subject to foreign currency exchange rate risk on the date of payment. As part of the fourth quarter 2004 acquisition of Institut Francais de Gestion, SAS (“IFG”), the Company committed to additional capital contributions, which will increase the Company’s share of ownership.  The agreement provides that, no later than July 31, 2006 and July 31, 2007, the Company must contribute approximately $1.6 million and $2.4 million, resulting in an increase in ownership share of 16% and 23%, respectively.  In addition, during the period October through November 2008, the sellers may exercise a put option requiring the Company to purchase the remaining 10% ownership for approximately $1.0 million.  The agreement is denominated in Euros, and is subject to foreign currency exchange rate risk on the dates of payment.

(5)The Company has approximately $15.2 million outstanding in standby letters of credit.  The Company is self-insured for workers compensation and other insurable risks up to predetermined amounts above which third party insurance applies.  The Company is contingently liable to insurance carriers under certain of these policies and has provided a letter of credit in favor of the insurance carriers for approximately $1.3 million.  The Company has also issued a standby letter of credit in the amount of $1.4 million assuring the collectibility of a line of credit at AIEP, which is being used for working capital purposes.  The outstanding balance on the AIEP line of credit was $1.4 million at March 31, 2005. In the first quarter of 2005, the Company issued a $12.0 million standby letter of credit in favor of WSI Education S.A.R.L. for a tax indemnification related to the WSI sale.

(6)Under terms of the note agreements with Kendall College, the Company has committed to provide additional funding to Kendall College of up to $2.6 million.

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

Additional amounts of contingent consideration are due the sellers of Universidad de Las Americas (“UDLA”) based on operating results for the three years ending December 31, 2006.  On the later of March 31, 2006 or 45 days after the Company receives the audited financial statements of Decon, the holding company that controls and operates UDLA, the Company is obligated to the sellers for an amount equal to 60% of six times (i) average earnings before interest and income taxes (“EBIT”) for 2004 and 2005, less (ii) 2000 EBIT; this result is reduced by (iii) 42% of certain specified debt.  Assuming EBIT remains at 2004 levels for 2005, the Company would be obligated to the sellers for approximately $60.9 million.  No later than March 31, 2007, the Company is obligated to the sellers for an amount equal to 20% of four times (i) average EBIT for 2005 and 2006; this result is reduced by (ii) 20% of certain specified debt and (iii), $6.5 million.   Assuming EBIT remains at 2004 levels for 2005 and 2006, the Company would be obligated to the sellers for approximately $12.6 million.  The Company has pledged its shares of Decon to satisfy its payment obligations to the sellers.  The Company cannot dispose of, lien or encumber the shares without the prior approval of the sellers.

Effective April 1, 2008, the minority owners of UDLA have the right to require the Company to purchase their remaining 20% interest in Decon for a variable purchase price based on average EBIT for certain specified periods. Effective April 1, 2009, the Company has a call right to acquire the remaining 20% interest under a similar methodology for certain specified periods.

Effective April 1, 2009, the minority owners of Universidad Andres Bello (“UNAB”) and Academia de Idiomas y Estudios Profesionales (“AIEP”) have the right to require the Company to purchase their 20% interest for a variable purchase price based on average EBIT for certain specified periods. Effective April 1, 2009, the Company has a call right to acquire this 20% interest under a similar methodology for certain specified periods.

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

Impact of Recently Issued Accounting Standards.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using Accounting Principles Board Opinion 25, which generally recognizes no compensation expense for employee stock options with exercise prices at the date of grant equal to or greater than the quoted market value of the underlying stock.  The adoption of the fair value method under SFAS 123R could have a significant impact on the results of operations.  SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a cash flow from financing activities rather than a cash flow from operating activities.  This requirement will reduce net cash flow from operations and increase net cash flow from financing activities in the periods after adoption.  The effective date is the first annual reporting period beginning after June 15, 2005. The Company is currently evaluating pricing models and the transition provisions of this standard and will begin expensing stock options in the first quarter of 2006.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss to future earnings, to fair values or to future cash flows that may result from changes in the price of financial instruments.  The Company is exposed to financial market risks, including changes in foreign currency exchange rates, interest rates, equity prices and investment values.  The Company occasionally uses derivative financial instruments to protect against adverse currency movements related to significant foreign transactions. Exposure to market risks related to operating activities is managed through the Company’s regular operating and financing activities.

Foreign Currency Risk

The Company derives approximately 80% of its revenues from students outside the United States.  This business is transacted through a network of international subsidiaries, generally in the local currency that is considered the functional currency of that foreign subsidiary.  Expenses are also incurred in the foreign currencies to match revenues earned, which minimizes the Company’s exchange rate exposure to operating margins.  A hypothetical 10% adverse change in average foreign currency exchange rates would have decreased operating income and cash flows for the 2005 fiscal quarter by $1.5 million. The Company generally views its investment in most of its foreign subsidiaries as long-term. The effects of a change in foreign currency exchange rates on the Company’s net investment in foreign subsidiaries are reflected in other comprehensive income (loss) on the Company’s balance sheets.  A 10% depreciation in functional currencies relative to the U.S. dollar would have resulted in a decrease in the Company’s net investment in foreign subsidiaries of approximately $61.9 million at March 31, 2005.

The Company occasionally enters into foreign exchange forward contracts to reduce the earnings impact of non-functional currency denominated receivables.  The primary business objective of the activity is to protect the U.S. dollar value of the Company’s assets and future cash flows with respect to exchange rate fluctuations.  At March 31, 2005, the Company had two forward contracts with expiration dates in 2005 and 2009, respectively.  The change in fair value of the forward contract is recorded in other comprehensive income.  To the extent that the changes in the underlying financial instruments are recorded in the income statement, the changes in the fair value of the derivatives are reclassified from other comprehensive income on the balance sheet to the income statement.  Therefore, there is no net impact on earnings.

Interest Rate Risk

The Company holds its cash and cash equivalents in high quality, short-term, fixed income securities.  Consequently, the fair value of the Company’s cash and cash equivalents would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due to the short-term nature of the Company’s portfolio.  The Company’s revolving credit facility bears interest at variable rates, and the fair value of this instrument is not significantly affected by changes in market interest rates.  A 100 basis point decrease in interest rates would have decreased net interest income for the 2005 fiscal quarter by $0.2 million.

The table below provides information about the Company’s financial instruments that are sensitive to changes in interest rates.  The table presents cash flows of weighted-average interest rates and principal payments for the following years ending March 31.  The fair value of the debt below approximates book value.

Total debt and due to shareholders of acquired companies (in millions of US dollars):	2006	2007	2008	2009	2010	Thereafter	Total
	(in millions)
Fixed rate (Chilean peso)	$13.2	$14.6	$19.1	$1.5	$0.1	$0.4	$48.9
Average interest rate	5.9%	6.4%	6.4%	7.0%	8.5%	8.5%	—
Fixed rate (Swiss franc)	0.6	0.4	1.9	2.4	2.4	19.9	27.6
Average interest rate	2.8%	2.8%	2.8%	3.0%	3.3%	3.6%	—
Fixed rate (Euro)	2.2	1.8	0.9	1.9	0.2	2.0	9.0
Average interest rate	6.2%	6.5%	6.9%	7.0%	6.9%	6.9%	—
Fixed rate (other)	1.0	0.6	3.6	—	—	—	5.2
Average interest rate	5.8%	6.0%	6.0%	—	—	—	—
Variable rate (Chilean peso)	8.3	0.2	0.2	0.2	0.2	1.1	10.2
Average interest rate	5.0%	3.5%	3.5%	3.5%	3.5%	3.5%	—
Variable rate (Swiss franc)	2.4	2.3	0.5	—	—	13.0	18.2
Average interest rate	4.0%	4.0%	4.1%	—	—	4.1%	—
Variable rate (Euro)	1.5	0.6	0.6	0.6	0.5	3.8	7.6
Average interest rate	3.2%	3.2%	3.2%	3.2%	3.2%	3.2%	—
Variable rate (Mexican Peso)	0.9	0.9	0.9	0.9	1.7	—	5.3
Average interest rate	3.4%	2.3%	2.8%	3.2%	1.7%	—	—
Variable rate (other)	1.1	1.0	2.0	2.0	2.0	0.5	8.6
Average interest rate	4.0%	3.7%	3.5%	3.7%	4.3%	6.5%	—

The weighted-average interest rates for the variable debt were calculated using the interest rate in effect as of March 31, 2005 for each debt instrument.

Investment Risk

The Company has an investment portfolio that includes short-term investments in available-for-sale debt and equity securities.  The Company’s investment portfolio is exposed to risks arising from changes in these investment values.

All the potential impacts noted above are based on sensitivity analysis performed on the Company’s financial position at March 31, 2005.  Actual results may differ materially.

Item 4.  Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended March 31, 2005 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

The Company is not currently a party to any litigation that management believes to be material.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the first quarter of 2005.

Item 5.           Other Information

None.

Item 6.           Exhibits

(a)          Exhibits filed with this report:

Exhibit Number	Description
31.01	Certification of Douglas L. Becker pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of Sean R. Creamer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification of Douglas L. Becker pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02	Certification of Sean R. Creamer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 6, 2005.

LAUREATE EDUCATION, INC.
(Registrant)

By:	/s/ Sean R. Creamer
Sean R. Creamer
Senior Vice President and
Chief Financial Officer