Form 10-Q
period 2005-06-30
LAUREATE EDUCATION, INC.
filed 2005-08-04
CIK 912766

2Q 2005 10-Q Draft FINAL

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                                 Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarter ended June 30, 2005 or

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

The registrant had 49,688,763 shares of Common Stock outstanding as of July 29, 2005.

INDEX

PART I. - FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Consolidated Balance Sheets – June 30, 2005 and December 31, 2004

Consolidated Statements of Operations - Three months ended June 30, 2005 and June 30, 2004

Consolidated Statements of Operations - Six months ended June 30, 2005 and June 30, 2004

Consolidated Statements of Cash Flows - Six months ended June 30, 2005 and June 30, 2004

Notes to Consolidated Financial Statements – June 30, 2005

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II. - OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURE

i

LAUREATE EDUCATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollar and share amounts in thousands, except per share data)

	June 30, 2005	December 31, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$85,766	$105,629
Available-for-sale securities	17,905	4,515

Receivables:
Accounts receivable	80,887	128,523
Notes receivable	79,300	85,450
Other receivables	21,713	3,507
	181,900	217,480
Allowance for doubtful accounts	(26,168)	(25,214)
	155,732	192,266

Inventory	4,613	4,647
Deferred income taxes	6,009	5,079
Income tax receivable	18,523	33,523
Prepaid expenses and other current assets	18,892	15,238
Current assets of discontinued operations	—	20,000
Total current assets	307,440	380,897

Other notes receivable, less current portion, net of allowance of $6,747 and $5,846 at June 30, 2005 and December 31, 2004, respectively	75,629	50,384

Property and equipment:
Land	93,198	95,153
Buildings	248,316	266,524
Construction in-progress	16,778	3,154
Furniture, computer equipment and software	175,121	161,153
Leasehold improvements	65,355	56,788
	598,768	582,772
Accumulated depreciation and amortization	(110,357)	(97,180)
	488,411	485,592
Intangible assets:
Goodwill	359,333	364,973
Tradenames and accreditations	173,242	174,694
Other intangible assets, net of accumulated amortization of $11,495 and $9,358 at June 30, 2005 and December 31, 2004, respectively	8,385	11,447
	540,960	551,114

Deferred income taxes	3,004	3,335
Deferred costs, net of accumulated amortization of $11,833 and $10,025 at June 30, 2005 and December 31, 2004, respectively	18,563	15,976
Other assets	18,198	16,371
Assets of discontinued operations	—	27,041
Total assets	$1,452,205	$1,530,710

LAUREATE EDUCATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (continued)

(Dollar and share amounts in thousands, except per share data)

	June 30, 2005	December 31, 2004
	(Unaudited)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$29,751	$20,824
Accrued expenses	99,374	108,542
Deferred revenue	194,019	225,747
Current portion of long-term debt	27,323	47,010
Current portion of due to shareholders of acquired companies	8,781	26,861
Income tax payable	2,185	15,423
Deferred income taxes	382	1,205
Other current liabilities	7,607	10,482
Total current liabilities	369,422	456,094

Long-term debt, less current portion	78,105	86,605
Due to shareholders of acquired companies, less current portion	20,674	29,402
Deferred income taxes	20,518	22,446
Other long-term liabilities	19,943	19,990
Total liabilities	508,662	614,537

Commitments and contingent liabilities	—	—

Minority interest	45,319	37,538

Stockholders’ equity:
Preferred stock, par value $.01 per share – authorized 10,000 shares, no shares issued and outstanding as of June 30, 2005 and December 31, 2004	—	—
Common stock, par value $.01 per share – authorized 90,000 shares, issued and outstanding shares of 49,601 and 48,813 as of June 30, 2005 and December 31, 2004, respectively	496	488
Additional paid-in capital	492,626	474,928
Retained earnings	380,391	355,989
Accumulated other comprehensive income	24,711	47,230
Total stockholders’ equity	898,224	878,635

Total liabilities and stockholders’ equity	$1,452,205	$1,530,710

See accompanying notes to financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Dollar amounts in thousands, except per share data)

	Three months ended June 30,
	2005	2004
	(Unaudited)

Revenues	$217,789	$158,251

Costs and expenses
Direct costs	178,072	128,376
General and administrative expenses	5,687	5,431
Non-cash stock compensation expense (1)	414	2,283
Total costs and expenses	184,173	136,090

Operating income	33,616	22,161

Other income (expense)
Interest and other income	3,273	16,043
Interest expense	(2,704)	(1,595)
Foreign currency exchange loss	(936)	(297)
	(367)	14,151
Income from continuing operations before income taxes, minority interest, and equity in net loss of affiliates	33,249	36,312
Income tax expense	(4,738)	(6,409)
Minority interest in income of consolidated subsidiaries, net of tax	(6,240)	(6,066)
Equity in net loss of affiliates, net of tax	(114)	—

Income from continuing operations	22,157	23,837
Loss from discontinued operations, net of income tax expense of $0 in 2005 and $633 in 2004	—	(3,027)
Loss on disposal of discontinued operations, net of income tax expense of $3,131 in 2005 and $0 in 2004	(2,351)	—

Net income	$19,806	$20,810

Earnings per common share, basic:
Income from continuing operations	$0.45	$0.53
Net income	$0.40	$0.46

Earnings per common share, diluted:
Income from continuing operations	$0.43	$0.50
Net income	$0.38	$0.43

(1) Composition of non-cash stock compensation expense:
Direct costs	$297	$696
General and administrative expenses	117	1,587
Total	$414	$2,283

See accompanying notes to financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Dollar amounts in thousands, except per share data)

	Six months ended June 30,
	2005	2004
	(Unaudited)

Revenues	$401,903	$290,407

Costs and expenses
Direct costs	349,956	250,939
General and administrative expenses	11,901	10,720
Non-cash stock compensation expense (1)	1,194	2,995
Total costs and expenses	363,051	264,654

Operating income	38,852	25,753

Other income (expense)
Interest and other income	5,689	19,345
Interest expense	(5,078)	(3,153)
Foreign currency exchange (loss) gain	(687)	63
	(76)	16,255
Income from continuing operations before income taxes, minority interest, and equity in net loss of affiliates	38,776	42,008
Income tax expense	(5,429)	(7,116)
Minority interest in income of consolidated subsidiaries, net of tax	(7,132)	(8,540)
Equity in net loss of affiliates, net of tax	(204)	(8)

Income from continuing operations	26,011	26,344
Income (loss) from discontinued operations, net of income tax benefit (expense) of $285 in 2005 and $(819) in 2004	742	(5,918)
Loss on disposal of discontinued operations, net of income tax expense of $3,131 in 2005 and $0 in 2004	(2,351)	—

Net income	$24,402	$20,426

Earnings per common share, basic:
Income from continuing operations	$0.53	$0.58
Net income	$0.49	$0.45

Earnings per common share, diluted:
Income from continuing operations	$0.50	$0.55
Net income	$0.47	$0.43

(1) Composition of non-cash stock compensation expense:
Direct costs	$594	$1,391
General and administrative expenses	600	1,604
Total	$1,194	$2,995

See accompanying notes to financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

	Six months ended June 30,
	2005	2004
	(Unaudited)
Operating activities
Net income	$24,402	$20,426
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	17,636	14,378
Amortization	6,816	3,190
Loss on disposal of discontinued operations	2,351	—
Non-cash stock compensation expense - continuing operations	1,194	2,995
Non-cash stock compensation expense - discontinued operations	—	1,436
Acceleration of original issue discount on note receivable repayment	—	(12,722)
Minority interest in consolidated subsidiaries	7,132	8,540
Equity in net loss of affiliates	204	8
Deferred income taxes	(1,185)	8,103
Other non-cash items	(1,587)	(1,344)
Changes in operating assets and liabilities:
Receivables	34,000	3,847
Income tax receivable	15,676	—
Inventory, prepaid expenses and other current assets	(3,722)	(2,874)
Accounts payable and accrued expenses	(1,366)	(2,634)
Income tax payable	(8,413)	(4,540)
Deferred revenue and other current liabilities	(24,091)	9,435
Net cash provided by operating activities	69,047	48,244

Investing activities
Purchase of available-for-sale securities	(25,144)	(37,267)
Proceeds from sales or maturity of available-for-sale securities	11,640	16,465
Change in investment in and advances to affiliates and other investments	—	2,148
Purchase of property and equipment, net	(44,126)	(48,089)
Cash loaned in exchange for notes receivable	(4,233)	—
Proceeds from repayment of related party note receivable	—	55,000
Proceeds from sales of discontinued operations, net of cash sold	12,654	—
Cash paid for acquisitions, net of cash acquired	(5,996)	(8,301)
Payment of deferred consideration for prior period acquisitions	(25,232)	(1,349)
Expenditures for deferred costs	(5,048)	(3,167)
Change in other long-term assets	(403)	742
Net cash used in investing activities	(85,888)	(23,818)

Financing activities
Proceeds from exercise of options	8,536	9,023
Proceeds from issuance of common stock	—	151
Proceeds from issuance of long-term debt	47,775	27,403
Payments on long-term debt	(67,665)	(31,080)
Change in long-term liabilities	(1,377)	3,504
Net cash (used in) provided by financing activities	(12,731)	9,001
Effects of exchange rate changes on cash	(923)	185

Net change in cash and cash equivalents	(30,495)	33,612
Cash and cash equivalents at beginning of period	116,261	98,388
Cash and cash equivalents at end of period	$85,766	$132,000

Cash and cash equivalents classified as:
Continuing operations	$85,766	$124,274
Discontinued operations	—	7,726
Cash and cash equivalents at end of period	$85,766	$132,000

See accompanying notes to financial statements.

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollar and share amounts in thousands, except per share data)

Note 1 - Description of Business and Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended December 31, 2004, included in the Company’s Annual Report on Form 10-K. Operating results for the three- and six-month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The traditional semester programs in the education industry, with a summer break, result in significant seasonality in the operating results of Laureate Education, Inc. and subsidiaries (the “Company”). The consolidated balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain amounts previously reported for 2004 have been reclassified to conform to the 2005 presentation.

The Company is focused exclusively on providing a superior higher education experience to over 172,000 students through the leading global network of accredited campus-based and online universities and higher education institutions (“higher education institutions”). The Company’s educational offerings are delivered through three separate reportable segments: Campus Based - Latin America (“Latin America”), Campus Based - Europe (“Europe”) and Laureate Online Education. The campus-based segments of Latin America and Europe own or maintain controlling interests in ten and seven separately accredited higher education institutions, respectively. The Latin America segment has locations in Mexico, Chile, Peru, Ecuador, Panama, and Costa Rica. The Europe segment has locations in Spain, Switzerland, and France. The Laureate Online Education segment provides career-oriented degree programs to working adult students through Walden E-Learning, Inc. (“Walden”), Laureate Online Education BV, and Canter and Associates (“Canter”).

Note 2 – Significant Accounting Policies

Stock Based Compensation

The Company records compensation expense for all employee and director stock-based compensation plans using the intrinsic value method and provides pro forma disclosures of net income and net earnings per common share as if the fair value method had been applied in measuring stock compensation expense. Under the intrinsic value method, stock compensation expense is defined as the difference between the amount payable upon exercise of an option and the quoted market value of the underlying common stock on the date of grant or measurement date, or in the case of issuances of restricted stock, the quoted market value of unrestricted shares of common stock on the date of grant.  Any resulting compensation expense is recognized ratably over the vesting period, or over the period that the restrictions lapse.

The Company records compensation expense for all stock options granted to non-employees who are not directors in an amount equal to their estimated fair value at the earlier of the performance commitment date or the date at which performance is complete, determined using the Black-Scholes option pricing model. The compensation expense is recognized ratably over the vesting period.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods.

The Company’s pro forma information is as follows for the three months ended:

	June 30,
	2005	2004
Net income, as reported	$19,806	$20,810
Stock-based employee compensation expense included in net income as reported, net of tax	248	2,232
Stock-based employee compensation expense as if the fair value method had been applied, net of tax	(795)	(1,278)
Pro forma net income	$19,259	$21,764

Earnings per share:
Basic - as reported	$0.40	$0.46
Basic - pro forma	$0.39	$0.48
Diluted – as reported	$0.38	$0.43
Diluted – pro forma	$0.37	$0.45

The Company’s pro forma information is as follows for the six months ended:

	June 30,
	2005	2004
Net income, as reported	$24,402	$20,426
Stock-based employee compensation expense included in net income as reported, net of tax	716	2,660
Stock-based employee compensation expense as if the fair value method had been applied, net of tax	(2,259)	(2,614)
Pro forma net income	$22,859	$20,472

Earnings per share:
Basic - as reported	$0.49	$0.45
Basic - pro forma	$0.46	$0.46
Diluted – as reported	$0.47	$0.43
Diluted – pro forma	$0.44	$0.43

Impact of Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (“SFAS 123R”), Share-Based Payment. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using Accounting Principles Board Opinion 25, which generally recognizes no compensation expense for employee stock options with exercise prices at the date of grant equal to or greater than the quoted market value of the underlying stock. The adoption of the fair value method under SFAS 123R could have a significant impact on the results of operations. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a cash flow from financing activities rather than a cash flow from operating activities. This requirement will reduce net cash flow from operations and increase net cash flow from financing activities in the periods after adoption. The effective date is the first annual reporting period beginning after June 15, 2005. The Company is currently evaluating pricing models and the transition provisions of this standard and will begin applying the provisions of SFAS 123R in the first quarter of 2006.

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

WSI Business

The WSI business owns and operates English-language learning centers in four countries and is a franchisor of English language learning centers in 21 countries. On December 31, 2004, the Company and WSI Education S.a.r.l. executed an Agreement for Purchase of Shares that provided for the sale of substantially all of the Company’s WSI business units and investments. At that time, the purchase price was estimated to be $40,000 based on eight times the projected 2004 earnings before interest, taxes, depreciation, and amortization (“EBITDA”) of $5,000. At closing, the consideration for the sale of the shares comprising the WSI business unit consisted of the following:

•                  Cash of $15,000;

•                  A subordinated note in the amount of $15,000, bearing interest at 12.5%; and

•                  An estimated $10,000 other receivable payable in cash. This receivable is included in current other receivables in the accompanying consolidated balance sheet.

Subsequent to the closing date of February 28, 2005, the final base purchase price was determined to be $40,000 as estimated in December 2004. The Company is entitled to additional consideration if the operating results of WSI exceed specified levels of earnings in 2005 and 2006, up to a maximum of $11,500.

In addition, the Company agreed to continue to finance the $15,000 subordinated note received at closing with a senior promissory note bearing market interest (initially at 8%) with a step up provision of 0.5% per annum. The note matures in July 2010. Additionally, the Company will receive a payment of $2,000 in recognition of net working capital conveyed at closing.

During the fourth quarter of 2004, the Company recorded an estimated loss on disposal of WSI of $10,187, net of income tax expense of $3,202. The loss reflected the change in the net realizable value of the net assets of the WSI business (including changes in the carrying value of the net assets resulting from foreign currency fluctuations) adjusted for estimated costs to close the WSI sale and accrued expenses related to indemnifications specified in the agreement.

During the second quarter of 2005, the Company recorded an additional estimated loss on disposal of $3,114, consisting primarily of income tax expense of $2,491. This additional expense resulted from a change in the Company’s estimate of the tax liabilities incurred in connection with this transaction. The loss reflected the write off of additional net assets of WSI from the time of the definitive agreement, December 31, 2004, through the close of the transaction.

Summarized Financial Information of Discontinued Operations

Summarized operating results from the discontinued operations included in the Company’s consolidated statement of operations were as follows for the three months ended June 30:

	WSI		Other
	2005	2004	2005	2004
Revenues	$—	$16,883	$—	$—
Pretax loss from discontinued operations	$—	$(399)	$—	$(1,995)

Summarized operating results from the discontinued operations included in the Company’s consolidated statement of operations were as follows for the six months ended June 30:

	WSI		Other
	2005	2004	2005	2004
Revenues	$12,310	$34,445	$—	$—
Pretax income (loss) from discontinued operations	$480	$(828)	$(23)	$(4,271)

The accompanying balance sheet at December 31, 2004 classifies the net assets of the WSI disposal group based on the probable timing of receipt of sales proceeds. Net assets of WSI at December 31, 2004 were as follows:

Current assets	$37,446
Property and equipment, net	16,311
Goodwill	27,620
Other assets	8,773
Current liabilities	(39,702)
Long-term liabilities	(566)
Other comprehensive income	(2,841)
Net assets of discontinued operations	$47,041

Note 4 – Other Notes Receivable (Long-term)

Other notes receivable (long-term) consist of the following:

	June 30, 2005	December 31, 2004
Other trade notes receivable (long-term), net of allowance of $6,747 and $5,846 at June 30, 2005 and December 31, 2004, respectively	$27,995	$15,339
Other notes receivable (long-term):
Kendall College	22,524	18,026
WSI Education S.a.r.l.	13,746	—
Other	11,364	17,019
	$75,629	$50,384

The gross increase in long-term other trade notes receivable of $13,557 is due to the primary enrollment at the Chilean universities. Of this increase, $8,075 was unearned as of June 30, 2005 and is included in deferred revenue on the Company’s balance sheet. Tuition revenues are generally billable and the full amount of notes receivable and related deferred revenue are recorded when a note agreement is signed by the student.

Note 5– Other Intangible Assets

The following table summarizes other intangible assets as of June 30, 2005:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Subject to amortization:
Student rosters	$17,816	$(9,935)	$7,881
Non-compete agreements	1,280	(940)	340
Other	784	(620)	164
Total	$19,880	$(11,495)	$8,385

Amortization expense for intangible assets was $2,110 and $3,472 for the three and six months ended June 30, 2005, respectively, and $1,101 and $1,919 for the three and six months ended June 30, 2004, respectively. The estimated future amortization expense for intangible assets for the remaining six-month period of 2005 is $1,959. The estimated future amortization expense for intangible assets for each of the five years subsequent to December 31, 2005 is as follows: 2006 - $4,002; 2007 - $2,110; 2008 - $285; 2009 - $29; 2010 and beyond - $0.

Note 6 - Long-Term Debt

Long-term debt consists of the following:

	June 30, 2005	December 31, 2004
Mortgage notes payable bearing interest at variable rates ranging from 3.35% to 8.5%	$36,107	$42,045
Notes payable secured by fixed assets, bearing interest at rates ranging from 3.80% to 10.00%	18,668	18,303
Various unsecured lines of credit bearing interest at variable rates ranging from 3.12% to 11.48%	17,050	22,618
Various notes payable bearing interest at fixed rates ranging from 0.00% to 8.09%	16,121	19,556
Capital lease obligations bearing interest at rates ranging from 3.11% to 10.00%	12,811	16,424
Various notes payable bearing interest at variable rates ranging from 5.25% to 11.61%	4,671	14,669
	105,428	133,615
Less: current portion of long-term debt	27,323	47,010
Total long-term debt, net of current portion	$78,105	$86,605

Note 7 - Due to Shareholders of Acquired Companies

Due to shareholders of acquired companies consists of the following amounts payable in cash:

	June 30, 2005	December 31, 2004
Amounts payable to former shareholders of Universidad Andres Bello (“UNAB”)	$21,550	$27,773
Amounts payable to former shareholders of Universidad Interamericana	4,800	4,800
Amounts payable to former shareholders of Universidad Peruana de Ciencias Aplicadas	3,005	2,984
Amounts payable to former shareholders of Universidad Latinoamericana de Ciencia y Tecnologia	100	100
Amounts payable to former shareholders of Walden	—	19,249
Amounts payable to former shareholders of Institute of Executive Development	—	1,357
	29,455	56,263
Less: current portion of due to shareholders	8,781	26,861
Total due to shareholders, net of current portion	$20,674	$29,402

Note 8 - Income Taxes

The Company’s income tax provisions for all periods consist of federal, state, and foreign income taxes. The tax provisions for the three- and six-month periods ended June 30, 2005 and 2004 were based on the estimated effective tax rates applicable for the 2005 and 2004 full years, after giving effect to significant items related specifically to the interim periods, including the mix of income for the period between higher and lower taxed jurisdictions. The Company’s effective tax rate from continuing operations was 14.3% and 14.0% for the three- and six-months ended June 30, 2005 respectively and 17.6% and 16.9% for the three- and six-months ended June 30, 2004, respectively. The increase in the forecasted effective rate from the first quarter to the second quarter is due to changes in the mix of earnings between higher and lower taxed jurisdictions. The Company has operations in multiple countries, many of which have statutory tax rates lower than the United States. Generally lower tax rates in these foreign jurisdictions result in an effective tax rate significantly lower than the United States statutory rate.

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

Note 9 – Stockholders’ Equity

The components of stockholders’ equity are as follows:

				Accumulated
		Additional		Other	Total
	Common	Paid-In	Retained	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Income	Equity
Balance at December 31, 2004	$488	$474,928	$355,989	$47,230	$878,635
Options exercised for purchase of 741 shares of common stock, including income tax benefit of $8,374	7	16,903			16,910
Non-cash stock compensation		1,194			1,194
Other	1	(399)			(398)
Comprehensive income:
Net income for the six months ended June 30, 2005			24,402		24,402
Foreign currency translation adjustment				(22,550)	(22,550)
Unrealized gain on available-for-sale securities				53	53
Minimum pension liability adjustment				(22)	(22)
Total comprehensive income					1,883
Balance at June 30, 2005	$496	$492,626	$380,391	$24,711	$898,224

Note 10 – Comprehensive Income

The components of comprehensive income, net of related income taxes, are as follows:

	Three months ended June 30,		Six months ende June 30,
	2005	2004	2005	2004
Net income	$19,806	$20,810	$24,402	$20,426
Foreign currency translation adjustment	(6,047)	(8,005)	(22,550)	(13,879)
Unrealized gain on available-for-sale securities, net of tax	39	—	53	—
Minimum pension liability adjustment	—	(213)	(22)	(207)
Comprehensive income	$13,798	$12,592	$1,883	$6,340

The foreign currency translation adjustment of $22,550 for the six months ended June 30, 2005 relates to the effects of translating the financial statements of the Company’s foreign subsidiaries to U.S. Dollars, and primarily reflects the devaluation of the Euro and Swiss Franc against the U.S. Dollar during that period.

Note 11 - Earnings (Loss) Per Share

The following table summarizes the computations of basic and diluted earnings (loss) per share:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Numerator used in basic and diluted earnings (loss) per common share:
Income from continuing operations	$22,157	$23,837	$26,011	$26,344
Income (loss) from discontinued operations, net of tax	—	(3,027)	742	(5,918)
Loss on disposal of discontinued operations, net of tax	(2,351)	—	(2,351)	—
Net income	$19,806	$20,810	$24,402	$20,426

Denominator for basic earnings (loss) per share – weighted-average common shares outstanding	49,566	45,344	49,402	45,134
Net effect of dilutive stock options based on treasury stock method	2,378	2,787	2,478	2,673
Denominator for diluted earnings (loss) per share – weighted average common shares outstanding	51,944	48,131	51,880	47,807

Earnings (loss) per common share, basic:
Income from continuing operations	$0.45	$0.53	$0.53	$0.58
Income (loss) from discontinued operations, net of tax	0.00	(0.07)	0.02	(0.13)
Loss on disposal of discontinued operations, net of tax	(0.05)	0.00	(0.05)	0.00
Earnings per common share	$0.40	$0.46	$0.49	$0.45

Earnings (loss) per common share, diluted:
Income from continuing operations	$0.43	$0.50	$0.50	$0.55
Income (loss) from discontinued operations, net of tax	0.00	(0.06)	0.01	(0.12)
Loss on disposal of discontinued operations, net of tax	(0.05)	0.00	(0.05)	0.00
Earnings per common share	$0.38	$0.43	$0.47	$0.43

Per share amounts may not sum due to rounding differences.

Note 12 – Commitments and Contingencies

Purchase Obligations

As part of the 2004 acquisition of Ecole Centrale d’Electronique (“ECE”), the Company committed to purchase the remaining 30% ownership from the sellers on December 31, 2008 for approximately $8,472. The purchase obligation is denominated in Euros, and is subject to foreign currency exchange rate risk on the date of payment.

As part of the 2004 acquisition of Institut Francais de Gestion, SAS (“IFG”), the Company committed to additional capital contributions, which will increase the Company’s share of ownership. The agreement provides that, no later than July 31, 2006 and July 31, 2007, the Company must contribute approximately $1,517 and $2,260, respectively, resulting in an increase in ownership share of 16% and 23%, respectively. In addition, during the period October through November 2008, the sellers may exercise a put option requiring the Company to purchase the remaining 10% ownership for approximately $968. The purchase obligation is denominated in Euros, and is subject to foreign currency exchange rate risk on the dates of payment.

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

Effective April 1, 2009 the minority owners of UNAB and Academia de Idiomas y Estudios Profesionales (“AIEP”) have the right to require the Company to purchase their 20% interest for a variable purchase price based on average EBIT for certain specified periods. Effective April 1, 2009 the Company has a call right to acquire this 20% interest under a similar methodology for certain specified periods.

Additional amounts of contingent consideration, not to exceed $10,000, are due the sellers of KIT eLearning BV equal to four times the average of the audited earnings before interest, income taxes, depreciation and amortization for the calendar years ending December 31, 2006 and 2007. KIT eLearning BV was acquired on March 31, 2004 and is operated as Laureate Online Education BV.

Guarantees

Subsequent to the June 2003 divestiture of the Company’s K-12 business segments, all leases related to Sylvan Learning Centers were renegotiated or assigned in the name of Educate, Inc. (“Educate”) during the third quarter of 2003. Leases with remaining payments of $5,802 through December 2008 are guaranteed by the Company. Under the terms of the Asset Purchase Agreement with Educate, the Company is indemnified against any losses suffered as a result of these lease guarantees. During 2004, the Company entered into an agreement to guarantee lease payments owed by Kendall College to Key Equipment Finance. Leases with remaining payments of $4,710 through December 2011 are guaranteed by the Company. The fair value of the guarantees have been recorded as other long-term liabilities in the consolidated balance sheets.

Standby Letters of Credit

The Company has $15,296 outstanding in standby letters of credit. The Company is self-insured for workers compensation and other insurable risks up to predetermined amounts above which third party insurance applies. The Company is contingently liable to insurance carriers under certain of these policies and has provided a letter of credit in favor of the insurance carriers for $1,258. The Company has also issued a standby letter of credit in the amount of $1,468 assuring the collectibility of a line of credit at AIEP, which is being used for working capital purposes. The outstanding balance on the line of credit was $1,382 at June 30, 2005. In the first quarter of 2005, the company issued a $12,000 standby letter of credit in favor of WSI Education S.a.r.l. for a tax indemnification related to the sale of WSI.

Commitments

Under terms of note agreements with Kendall College, the Company has committed to provide additional funding to Kendall College of up to $3,600.

Note 13 - Business and Geographic Segment Information

The Company is focused exclusively on providing a superior higher education experience to its over 172,000 students through a leading global network of accredited campus-based and online higher education institutions. The Company’s educational services are offered through three reportable segments: Latin America, Europe and Laureate Online Education.

The accounting policies of the segments are the same as those described in the significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes, corporate general and administrative expenses, non-cash stock compensation expense and campus-based overhead expenses.

The Latin America segment consists of eight separately accredited universities and two accredited professional institutes, and has operations in Mexico, Chile, Peru, Ecuador, Panama, and Costa Rica. Latin America higher education institutions currently enroll approximately 134,000 full-time students and offer more than 100 degree programs through 36 campuses. The schools primarily serve 18- to 24-year-old students as well as working adults and offer an education that emphasizes career-oriented fields of study with undergraduate and graduate degrees in a wide range of disciplines, including international business, law, health sciences, information technology and engineering.

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

Prior to 2004, the Company’s reportable segments consisted of Campus Based and Laureate Online Education. The segment information for the three- and six- month periods ended June 30, 2004 has been reclassified to conform to current year presentation.

The following table sets forth information on the Company’s reportable segments:

Three months ended June 30, 2005	Latin America	Europe	Laureate Online Education	Total
Revenues	$119,223	$52,988	$45,578	$217,789
Segment profit	29,645	7,584	5,386	42,615

Three months ended June 30, 2004	Latin America	Europe	Laureate Online Education	Total
Revenues	$83,141	$40,475	$34,635	$158,251
Segment profit	20,796	6,426	5,044	32,266

Six months ended June 30, 2005	Latin America	Europe	Laureate Online Education	Total
Revenues	$207,238	$109,624	$85,041	$401,903
Segment profit	34,389	16,447	6,599	57,435

Six months ended June 30, 2004	Latin America	Europe	Laureate Online Education	Total
Revenues	$149,414	$81,674	$59,319	$290,407
Segment profit	24,359	15,201	5,208	44,768

The following tables reconcile the reported information on segment profit to income from continuing operations before income taxes, minority interest, and equity in net loss of affiliates reported in the statements of operations:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Total profit for reportable segments	$42,615	$32,266	$57,435	$44,768
Campus-based segments’ overhead	(2,898)	(2,391)	(5,488)	(5,300)
General and administrative expense	(5,687)	(5,431)	(11,901)	(10,720)
Non-cash compensation expense	(414)	(2,283)	(1,194)	(2,995)
Net non-operating (loss) income	(367)	14,151	(76)	16,255
Income from continuing operations before income taxes, minority interest and equity in net income (loss) of affiliates	$33,249	$36,312	$38,776	$42,008

Revenue information of continuing operations by geographic area is as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenues
Chile	$55,037	$43,444	$72,345	$59,435
Mexico	45,935	34,452	105,378	79,784
United States	42,476	32,277	79,058	56,960
Spain	29,894	27,692	61,262	55,603
France	13,697	2,542	27,424	5,177
Other foreign countries	30,750	17,844	56,436	33,448
Consolidated total	$217,789	$158,251	$401,903	$290,407

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

Overview

Laureate is focused exclusively on providing a superior higher education experience to its over 172,000 students through the leading global network of accredited campus-based and online higher education institutions. The Company’s educational services are offered through three separate reportable segments: Campus Based - Latin America (“Latin America”), Campus Based - Europe (“Europe”) and Laureate Online Education. Latin America and Europe own or maintain controlling interests in ten and seven separately accredited higher education institutions, respectively. The Latin America segment has locations in Mexico, Chile, Peru, Ecuador, Panama, and Costa Rica. The Europe segment has locations in Spain, Switzerland, and France. The Laureate Online Education segment provides career-oriented degree programs to approximately 23,000 students through Walden E-Learning, Inc. (“Walden”), Laureate Education Online BV, and Canter and Associates (“Canter”).

Sale of Business Units

On February 28, 2005, the Company closed the sale of its Wall Street Institute (“WSI”) business to WSI Education S.a.r.l.. The WSI business was classified as a discontinued operation in both 2004 and 2005. See Note 3 to the unaudited consolidated financial statements for more information regarding this transaction.

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

The following chart shows the enrollment cycles for each higher education institution. In the chart, shaded areas represent periods when classes are generally in session and revenues are recognized. Areas that are not shaded represent summer breaks during which revenues are not typically recognized. For the Campus Based – Latin America and Campus Based – Europe segments, the large circles indicate the Primary Enrollment start dates of the Company’s schools, and the small circles represent Secondary Enrollment start dates (smaller intake cycles). For the Online segment, the large circles represent large enrollment intakes, the medium circles represent moderate enrollment intakes, and the “X” indicates minor enrollment intakes. Enrollment and revenue recognition are year round for the Online segment.

Notes:

(1)  Mexico Region includes Mexico, Costa Rica and Panama

(2)  Andean Region includes Chile, Ecuador and Peru

(3)  In addition to the above indicated intakes, the Online segment has many other smaller intakes happening during the fiscal year.

Reportable Segments

The following table is derived from the Company’s consolidated financial statements and represents financial information of the Company’s reportable segments for the three months ended June 30, 2005 and 2004:

	Latin America	Europe	Laureate Online Education	Unallocated	Consolidated
			(in thousands)
June 30, 2005
Segment revenues	$119,223	$52,988	$45,578	$—	$217,789
Segment direct costs	(89,578)	(45,404)	(40,192)	—	(175,174)
Campus-based segments’ overhead	—	—	—	(2,898)	(2,898)
Segment profit (loss)	29,645	7,584	5,386	(2,898)	39,717
General and administrative expenses	—	—	—	(5,687)	(5,687)
Non-cash stock compensation expense	—	—	—	(414)	(414)
Operating income (loss)	$29,645	$7,584	$5,386	$(8,999)	$33,616

June 30, 2004
Segment revenues	$83,141	$40,475	$34,635	$—	$158,251
Segment direct costs	(62,345)	(34,049)	(29,591)	—	(125,985)
Campus-based segments’ overhead	—	—	—	(2,391)	(2,391)
Segment profit (loss)	20,796	6,426	5,044	(2,391)	29,875
General and administrative expenses	—	—	—	(5,431)	(5,431)
Non-cash stock compensation expense	—	—	—	(2,283)	(2,283)
Operating income (loss)	$20,796	$6,426	$5,044	$(10,105)	$22,161

The following table is derived from the Company’s consolidated financial statements and represents financial information of the Company’s reportable segments for the six months ended June 30, 2005 and 2004, respectively:

	Latin America	Europe	Laureate Online Education	Unallocated	Consolidated
			(in thousands)
June 30, 2005
Segment revenues	$207,238	$109,624	$85,041	$—	$401,903
Segment direct costs	(172,849)	(93,177)	(78,442)	—	(344,468)
Campus-based segments’ overhead	—	—	—	(5,488)	(5,488)
Segment profit (loss)	34,389	16,447	6,599	(5,488)	51,947
General and administrative expenses	—	—	—	(11,901)	(11,901)
Non-cash stock compensation expense	—	—	—	(1,194)	(1,194)
Operating income (loss)	$34,389	$16,447	$6,599	$(18,583)	$38,852

June 30, 2004
Segment revenues	$149,414	$81,674	$59,319	$—	$290,407
Segment direct costs	(125,055)	(66,473)	(54,111)	—	(245,639)
Campus-based segments’ overhead	—	—	—	(5,300)	(5,300)
Segment profit (loss)	24,359	15,201	5,208	(5,300)	39,468
General and administrative expenses	—	—	—	(10,720)	(10,720)
Non-cash stock compensation expense	—	—	—	(2,995)	(2,995)
Operating income (loss)	$24,359	$15,201	$5,208	$(19,015)	$25,753

The Company’s segment direct costs include all expenses incurred by operating units, including selling and administrative expenses. The Company’s campus-based segments’ overhead represents centralized costs incurred in support of the international network of universities, relating primarily to strategic planning, resource allocation, identification of acquisition targets, and oversight of acquisition transactions. These centralized costs are not properly allocable to the operating results of Latin America and Europe.

The following comparison of results of operations focuses on the continuing operations of the Company.

Comparison of results for the three months ended June 30, 2005 to results for the three months ended June 30, 2004.

Revenues. Total revenues increased by $59.5 million, or 38%, to $217.8 million for the three months ended June 30, 2005 (the “2005 fiscal quarter”) from $158.3 million for the three months ended June 30, 2004 (the “2004 fiscal quarter”). This revenue increase was driven primarily by increased total enrollment at the Company’s higher education institutions, plus the impact of acquisitions within the last two years.

Latin America revenue for the 2005 fiscal quarter increased by $36.1 million, or 43%, to $119.2 million compared to the 2004 fiscal quarter. Enrollment increases of 17.6% in schools owned in both fiscal quarters added revenues of $13.8 million over the 2004 fiscal quarter. The acquisition of Universidad Peruana de Ciencias Aplicadas (“UPC”) and Universidad Latinoamericana de Ciencia y Tecnologia (“ULACIT”) as well as the acquisition of two campuses at Universidad del Valle de Mexico (“UVM”) within the last 12 months contributed additional revenue of $17.2 million. For schools owned in both fiscal quarters, the Company increased local currency tuition by a weighted average of 2.8%, which served to increase revenues by $3.7 million. Each institution in the segment offers programs at various prices based upon degree program. For the 2005 fiscal quarter, the effects of product mix resulted in a $4.2 million reduction in revenue compared to the 2004 fiscal quarter, primarily due to lower-priced working adult and high school enrollments. The effects of currency translation increased revenues by $5.6 million, primarily due to the strengthening of the Chilean Peso and Mexico Peso relative to the U.S. Dollar. Latin America revenue represented 55% of total revenues for the 2005 fiscal quarter, and 53% of total revenues for the 2004 fiscal quarter.

Europe revenue for the 2005 fiscal quarter increased by $12.5 million, or 31%, to $53.0 million compared to the 2004 fiscal quarter. Enrollment increases of 1% in schools owned in both fiscal quarters added revenues of $0.3 million over the 2004 fiscal quarter. The acquisition of Ecole Centrale d’Electronique (“ECE”) and Insititut Francais de Gestion (“IFG”) within the last 12 months contributed additional revenue of $10.8 million. For schools owned in both fiscal quarters, the Company increased local currency tuition by a weighted average of 6.0%, which served to increase revenues by $2.4 million. Each institution in the segment offers programs at various prices based upon degree or certificate program. For the 2005 fiscal quarter, the effects of product mix resulted in a $2.8 million reduction in revenue compared to the 2004 fiscal quarter, primarily due to lower-priced post-graduate enrollment growth in Spain and Hospitality exceeding undergraduate enrollment growth. The effects of currency translation increased revenues by $1.8 million, due to the strengthening of the Euro and Swiss Franc against the U.S. Dollar. Europe revenue represented 24% of total revenues for the 2005 fiscal quarter and 26% for the 2004 fiscal quarter.

Laureate Online Education revenue increased by $10.9 million, or 32%, to $45.6 million for the 2005 fiscal quarter compared to the 2004 fiscal quarter. Enrollment increases of 29% added revenues of $7.0 million. Tuition increases accounted for $1.5 million of additional revenues, and other factors, primarily a favorable change in degree program mix, added $2.4 million. Laureate Online Education revenue represented 21% of total revenues for the 2005 fiscal quarter, and 22% of total revenues for the 2004 fiscal quarter.

Direct Costs. Total direct costs of revenues increased by $49.7 million, or 39%, to $178.1 million for the 2005 fiscal quarter from $128.4 million for the 2004 fiscal quarter. Direct costs represented 82% of total revenues in the 2005 fiscal quarter and 81% of total revenues for the 2004 fiscal quarter.

Latin America direct costs increased by $27.2 million to $89.6 million, or 75% of Latin America revenue for the 2005 fiscal quarter, compared to $62.4 million or 75% of Latin America revenue for the 2004 fiscal quarter. An increase of $9.9 million in direct costs reflected higher expenses due to increased enrollments and expanded operating activities compared to the 2004 fiscal quarter. Acquired businesses increased direct costs by $13.5 million. For the 2005 fiscal quarter, the effects of currency translations increased direct costs by $3.9 million, primarily the strengthening of the Chilean Peso and Mexican Peso against the U.S. Dollar.

Europe direct costs increased by $11.4 million to $45.4 million, or 86% of Europe revenue for the 2005 fiscal quarter, compared to $34.0 million, or 84% of Europe revenue for the 2004 fiscal quarter. The margin decline was due to the strategic acquisition of a relatively lower margin business. Higher enrollments and expanded operations at the higher education institutions compared to the 2004 fiscal quarter increased direct costs by $0.5 million, and acquired businesses increased direct costs by $9.4 million. For the 2005 fiscal quarter, the effects of currency translations increased direct costs by $1.5 million, due to the strengthening of the Euro and Swiss Franc against the U.S. Dollar.

Campus-based segments’ overhead expense increased by $0.5 million to $2.9 million for the 2005 fiscal quarter, compared to $2.4 million for the 2004 fiscal quarter, representing 1.7% and 1.9% of total campus based revenues, respectively.

Laureate Online Education direct costs increased by $10.6 million to $40.2 million, or 88% of Laureate Online Education revenue for the 2005 fiscal quarter, compared to $29.6 million, or 85% of Laureate Online Education revenue for the 2004 fiscal quarter. The increase in direct costs as a percentage of revenues reflects investment in brand development and student recruiting services. These investments were partially offset by increased efficiencies in program delivery as a result of higher enrollment volumes.

Other Operating Expenses. Other expenses decreased by $1.6 million to $6.1 million for the 2005 fiscal quarter from $7.7 million for the 2004 fiscal quarter.

General and administrative expenses increased by $0.3 million in the 2005 fiscal quarter to $5.7 million from $5.4 million in the 2004 fiscal quarter, reflecting the growth in the Company’s global operations.

Non-cash stock compensation expense decreased $1.9 million to $0.4 million for the 2005 fiscal quarter compared to $2.3 million for the 2004 fiscal quarter. The decrease was primarily due to a non-recurring variable stock option charge in the 2004 fiscal quarter related to the inadvertent exercise of stock options by employees on a net share basis.

Non-Operating Income/Expense. Non-operating income/expense decreased to an expense of $0.4 million in the 2005 fiscal quarter from income of $14.2 million in the 2004 fiscal quarter.

Interest and other income decreased $12.7 million to $3.3 million from $16.0 million in the 2004 fiscal quarter, primarily due to a reduction in interest income related to the early repayment of a note receivable originally issued on June 30, 2003, as partial consideration for the sale of the Company’s K-12 segments to Educate, Inc. (“Educate”) with an original issue discount of $13.4 million.

Interest expense increased $1.1 million primarily due to indebtedness assumed in the Company’s 2004 acquisitions.

Minority Interest in Income of Consolidated Subsidiaries, Net of Tax. Minority interest in income of consolidated subsidiaries increased $0.1 million to $6.2 million in the 2005 fiscal quarter from $6.1 million in the 2004 fiscal quarter. This increase was primarily due to an increase in net income at Universidad de Las Americas (“UDLA”) and Universidad Andres Bello (“UNAB”) as well as the acquisition of UPC, partially offset by the impact of the Company’s buy-out of the ownership interests of the minority shareholders at Walden and Universidad Europea de Madrid (“UEM”) in September 2004 and December 2004, respectively.

Income Taxes. The Company has operations in multiple countries, many of which have statutory tax rates lower than those of the United States. Approximately 80% of the Company’s revenues are generated outside the United States. Generally lower effective tax rates in these foreign jurisdictions result in an effective tax rate significantly lower than the United States statutory rate.

The tax provisions for the 2005 and 2004 fiscal quarters were based on the estimated effective tax rates applicable for the 2005 and 2004 full years, after giving effect to significant items related specifically to the interim periods, including the mix of income for the period between higher and lower taxed jurisdictions. The Company’s effective tax rates from continuing operations were 14.3% and 17.6% for the 2005 and 2004 fiscal quarters, respectively.

Comparison of results for the six months ended June 30, 2005 to results for the six months ended June 30, 2004.

Revenues. Total revenues increased by $111.5 million, or 38%, to $401.9 million for the six months ended June 30, 2005 (the “2005 fiscal six-month period”) from $290.4 million for the six months ended June 30, 2004 (the “2004 fiscal six-month period”). This revenue increase was driven primarily by increased total enrollment at the Company’s higher education institutions, plus the impact of acquisitions within the last two years.

Latin America revenue for the 2005 fiscal six-month period increased by $57.8 million, or 39%, to $207.2 million compared to the 2004 fiscal six-month period. Enrollment increases of 17.6% in schools owned in both fiscal six-month periods added revenues of $25.7 million over the 2004 fiscal six-month period. The acquisition of UPC and ULACIT as well as the acquisition of two campuses at UVM within the last 12 months contributed additional revenue of $28.5 million. For schools owned in both fiscal six-month periods, the Company increased local currency tuition by a weighted average of 2.8%, which served to increase revenues by $7.3 million. Each institution in the segment offers programs at various prices based upon degree program. For the 2005 fiscal six-month period, the effects of product mix resulted in a $8.8 million reduction in revenue compared to the 2004 fiscal six-month period, primarily due to lower-priced working adult and high school enrollments. The effects of currency translation increased revenues by $5.1 million, primarily due to the strengthening of the Chilean Peso and Mexican Peso relative to the U.S. Dollar. Latin America revenue represented 52% of total revenues for both periods presented.

Europe revenue for the 2005 fiscal six-month period increased by $28.0 million, or 34%, to $109.6 million compared to the 2004 fiscal six-month period. Enrollment increases of 0.9% in schools owned in both fiscal six-month periods added revenues of $0.5 million over the 2004 fiscal six-month period, and the acquisition of Institute of Executive Development (“IEDE”), ECE and IFG within the last 12 months contributed additional revenue of $21.7 million. For schools owned in both fiscal six-month periods, the Company increased local currency tuition by a weighted average of 6%, which served to increase revenues by $4.8 million. Each institution in the segment offers programs at various prices based upon degree or certificate program. For the 2005 fiscal six-month period, the effects of product mix resulted in a $3.1 million reduction in revenue compared to the 2004 fiscal six-month period, primarily due to lower-priced post-graduate enrollment growth in Spain and Hospitality exceeding undergraduate enrollment growth. The effects of currency translation increased revenues by $4.1 million, due to the strengthening of the Euro and Swiss Franc against the U.S. Dollar. Europe revenue represented 27% of total revenues for the 2005 fiscal six-month period and 28% for the 2004 fiscal six-month period.

Laureate Online Education revenue increased by $25.7 million, or 43%, to $85.0 million for the 2005 fiscal six-month period compared to the 2004 fiscal six-month period. Enrollment increases of 29%, excluding Laureate Online Education, B.V., added revenues of $12.9 million, and the Laureate Online Education B.V. acquisition added revenues of $2.9 million. Tuition increases accounted for $2.6 million of additional revenues, and other factors, primarily a favorable change in degree program mix, added $7.3 million. Laureate Online Education revenue represented 21% of total revenues for the 2005 fiscal six-month period, and 20% of total revenues for the 2004 fiscal six-month period.

Direct Costs. Total direct costs of revenues increased $99.0 million, or 39%, to $349.9 million for the 2005 fiscal six-month period from $250.9 million for the 2004 fiscal six-month period. Direct costs represented 87% of total revenues in the 2005 fiscal six-month period and 86% of total revenues for the 2004 fiscal six-month period.

Latin America direct costs increased by $47.8 million to $172.8 million, or 83% of Latin America revenue for the 2005 fiscal six-month period, compared to $125.0 million or 84% of Latin America revenue for the 2004 fiscal six-month period. An increase of $17.9 million in direct costs reflected higher expenses due to increased enrollments and expanded operating activities compared to the 2004 fiscal six-month period. Acquired businesses increased direct costs by $26.3 million. For the 2005 fiscal six-month period, the effects of currency translations increased direct costs by $3.6 million, primarily the strengthening of the Chilean Peso and Mexican Peso against the U.S. Dollar.

Europe direct costs increased by $26.7 million to $93.2 million, or 85% of Europe revenue for the 2005 fiscal six-month period, compared to $66.5 million, or 81% of Europe revenue for the 2004 fiscal six-month period. The margin decline was due to the strategic acquisition of a relatively lower margin business. Higher enrollments and expanded operations at the higher education institutions compared to the 2004 fiscal six-month period increased direct costs by $3.1 million, and acquired businesses increased direct costs by $20.3 million. For the 2005 fiscal six-month period, the effects of currency translations increased direct costs by $3.3 million, due to the strengthening of the Euro and Swiss Franc against the U.S. Dollar.

Campus-based segments’ overhead expense increased by $0.2 million to $5.5 million for the 2005 fiscal six-month period, compared to $5.3 million for the 2004 fiscal six-month period. These amounts represent 1.7% and 2.3% of campus based revenues, respectively.

Laureate Online Education direct costs increased by $24.3 million to $78.4 million, or 92% of Laureate Online Education revenue for the 2005 fiscal six-month period, compared to $54.1 million, or 91% of Laureate Online Education revenue for the 2004 fiscal six-month period. This margin decline resulted from program efficiencies due to higher enrollment volumes being offset by investments in brand development and student recruiting services.

Other Operating Expenses. Other expenses decreased by $0.6 million to $13.1 million for the 2005 fiscal six-month period from $13.7 million for the 2004 fiscal six-month period.

General and administrative expenses increased by $1.2 million in the 2005 fiscal six-month period to $11.9 million from $10.7 million in the 2004 fiscal six-month period. The increase in expenses was primarily due to higher payroll and other employee related costs resulting from increased headcount, training costs and travel expenses to support the rapid growth in the Company’s global operations.

Non-cash stock compensation expense decreased $1.8 million to $1.2 million for the 2005 fiscal six-month period compared to $3.0 million for the 2004 fiscal six-month period. The decrease was primarily due to a non-recurring variable stock option charge in the 2004 fiscal six-month period related to the inadvertent exercise of stock options by employees on a net share basis.

Non-Operating Income/Expense. Non-operating income/expense decreased to expense of $0.1 million for the 2005 fiscal six-month period from income of $16.3 million in the 2004 fiscal six-month period.

Interest and other income decreased $13.6 million to $5.7 million from $19.3 million in the 2004 fiscal six-month period, primarily due to a reduction in interest income related to the early repayment of a note receivable originally issued on June 30, 2003, as partial consideration for the sale of the Company’s K-12 segments to Educate with an original issue discount of $13.4 million.

Interest expense increased $1.9 million primarily due to indebtedness assumed with the Company’s 2004 acquisitions.

Minority Interest in Income of Consolidated Subsidiaries, Net of Tax. Minority interest in income of consolidated subsidiaries decreased $1.4 million to $7.1 million in the 2005 fiscal six-month period from $8.5 million in the 2004 fiscal six-month period. This decrease was primarily due to the impact of the Company’s buy-out of the ownership interests of the minority shareholders at Walden and UEM in September 2004 and December 2004, respectively, partially offset by an increase in net income at UVM and UNAB and the acquisitions of IFG and ECE.

Income Taxes. The Company has operations in multiple countries, many of which have statutory tax rates lower than the United States. Approximately 80% of the Company’s revenues are generated outside the United States. Generally lower effective tax rates in these foreign jurisdictions results in an effective tax rate significantly lower than the United States statutory rate.

The tax provisions for the 2005 and 2004 fiscal six-month periods were based on the estimated effective tax rates applicable for the 2005 and 2004 full years, after giving effect to significant items related specifically to the interim periods, including the mix of income for the period between higher and lower taxed jurisdictions. The Company’s effective tax rates from continuing operations were 14.0% and 16.9% for the 2005 and 2004 fiscal six-month periods, respectively.

Liquidity and Capital Resources

Cash provided by operations was $69.0 million for the 2005 fiscal six-month period, an increase of $20.8 million from $48.2 million for the 2004 fiscal six-month period. This increase was driven by several factors, including a $4.0 million increase in net income for the 2005 fiscal six-month period. Adjustments for significant non-cash income and expense included a $6.9 million increase in depreciation and amortization, a $3.2 million reduction in non-cash stock compensation in the 2005 fiscal six-month period, and a $2.4 million loss on disposition of discontinued operations in the 2005 fiscal six-month period only. In addition, the 2004 fiscal six-month period net income included $12.7 million of a non-cash acceleration of original issue discount that did not recur in the 2005 fiscal six-month period. Non-cash activity in deferred income taxes decreased by $9.3 million between the 2004 and 2005 fiscal six-month periods. Minority interest in consolidated subsidiaries was $1.4 million less in the 2005 fiscal six-month period than in the 2004 fiscal six-month period, reflecting the minority interest buyouts at Walden and UEM in the second half of 2004. The change in operating assets and liabilities was a source of cash in both fiscal six-month periods- $12.1 million in the 2005 fiscal six-month period versus $3.2 million in the 2004 fiscal six-month period. This increase is due primarily to receipt of a $15.7 million income tax refund in the 2005 fiscal six-month period

Cash used in investing activities increased $62.1 million from $23.8 million for the fiscal six-month period 2004 to $85.9 million for fiscal six-month period 2005. Late in the second quarter of 2004, the Company collected a $55.0 million related party note receivable taken in connection with the 2003 sale of its K-12 business segments. Investing activities in the 2005 fiscal six-month period included $12.7 million collected in connection with the disposition of discontinued operations, which is $42.3 million less than in the 2004 fiscal six-month period. The 2005 fiscal six-month period also included a $23.9 million increase in payments of deferred consideration for prior period acquisitions than did the 2004 fiscal six-month period, primarily due to payments to prior owners of Walden and UNAB. Net transactions in available-for-sale securities used $7.3 million less cash and purchases of property and equipment were $4.0 million lower in the 2005 fiscal six-month period than in the 2004 fiscal six-month period.

Cash used in financing activities for fiscal six-month period 2005 was $12.7 million compared to cash provided by financing activities for fiscal six-month period 2004 of $9.0 million, a change of $21.7 million. The most significant component of this change was an increase in a net reduction in debt from $3.7 million in the 2004 fiscal six-month period to $19.9 million in the 2005 fiscal six-month period.

The Company anticipates that cash flow from operations, available cash and existing credit facilities will be sufficient to meet its operating requirements, including expansion of its existing business, funding campus-based higher education institution acquisitions, and payment of contingent consideration. The Company continues to examine opportunities in the educational services industry for potential synergistic acquisitions and expects that existing capital resources (including credit facilities) will be sufficient to continue to acquire businesses in the educational services industry. However, if the Company were to pursue a number of large acquisitions, additional debt or equity capital may be required. The Company cannot be certain that this capital would be available on attractive terms, if at all.

Contractual Obligations and Contingent Matters

The following tables reflect the Company’s contractual obligations and other commercial commitments as of June 30, 2005:

	Payments Due by Period
	(in thousands)
Contractual Obligations	Total	Due in less than 1 year	Due in 1-3 years	Due in 4-5 years	Due after 5 years
Long-term debt (1)	$105,428	$27,323	$33,332	$10,489	$34,284
Operating leases	249,838	29,893	86,654	46,948	86,343
Due to shareholders of acquired companies	29,455	8,781	19,672	1,002	—
Other long term liabilities (2)	3,000	3,000	—	—	—
Total contractual cash obligations	$387,721	$68,997	$139,658	$58,439	$120,627

	Amount of Commitment Expiration Per Period
	(in thousands)
Commercial Commitments	Total Amounts Committed	Due in less than 1year	Due in 1-3 years	Due in 4-5 years	Due after 5 years
Lines of credit	$—	$—	$—	$—	$—
Guarantees (3)	10,512	4,122	4,559	1,469	362
Purchase Obligations(4)	13,217	—	13,217	—	—
Standby letters of credit(5)	15,296	15,296	—	—	—
Kendall College(6)	3,600	3,200	400	—	—
Total commercial commitments	$42,625	$22,618	$18,176	$1,469	$362

(1)          Effective June 30, 2003, the Company entered into an unsecured line of credit agreement of $30.0 million, with a $5.0 million sub-limit for standby letters of credit, which is intended for working capital purposes. The line of credit expires in

August 2005. There was no outstanding balance on the line of credit at June 30, 2005. Individual units within campus-based operations have unsecured lines of credit, which total $27.7 million, primarily for working capital purposes. The aggregate outstanding balance on the campus-based segments’ lines of credit was $20.9 million at June 30, 2005, which is included in the current portion of long-term debt. The weighted average short-term borrowing rates were 7.0% and 4.6% at June 30, 2005 and 2004, respectively.

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

(3)          Subsequent to the divestiture of the K-12 segments, all leases related to Sylvan Learning Centers acquired by Educate were renegotiated or assigned in the name of Educate during the third quarter of 2003. Leases with remaining payments of $5.8 million through December 2008 are guaranteed by the Company. Under the terms of the Asset Purchase Agreement with Educate, the Company is indemnified against any losses suffered as a result of these lease guarantees. During 2004, the Company entered into an agreement to guarantee lease payments owed by Kendall College to Key Equipment Finance. Leases with remaining payments of $4.7 million through December 2011 are guaranteed by the Company under this agreement.

(4)          As part of the 2004 acquisition of ECE, the Company committed to purchase the remaining 30% ownership from the sellers on December 31, 2008 for approximately $8.5 million. The agreement is denominated in Euros, and is subject to foreign currency exchange rate risk on the date of payment. As part of the fourth quarter 2004 acquisition of IFG, the Company committed to additional capital contributions, which will increase the Company’s share of ownership. The agreement provides that, no later than July 31, 2006 and July 31, 2007, the Company must contribute approximately $1.5 million and $2.2 million, respectively, resulting in an increase in ownership share of 16% and 23%, respectively. In addition, during the period October through November 2008, the sellers may exercise a put option requiring the Company to purchase the remaining 10% ownership for approximately $1.0 million. The agreement is denominated in Euros, and is subject to foreign currency exchange rate risk on the dates of payment.

(5)          The Company has approximately $15.3 million outstanding in standby letters of credit. The Company is self-insured for workers compensation and other insurable risks up to predetermined amounts above which third party insurance applies. The Company is contingently liable to insurance carriers under certain of these policies and has provided a letter of credit in favor of the insurance carriers for approximately $1.3 million. The Company has also provided a standby letter of credit in the amount of $1.5 million assuring the collectibility of a line of credit at Academia de Idiomas y Estudios Profesionales (“AIEP”), which is being used for working capital purposes. The outstanding balance on the AIEP line of credit was $1.4 million at June 30, 2005. In the first quarter of 2005, the Company obtained a $12.0 million standby letter of credit in favor of WSI Education S.A.R.L. for a tax indemnification related to the WSI sale.

(6)          Under terms of the note agreements with Kendall College, the Company has committed to provide additional funding to Kendall College of up to $3.6 million.

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

Impact of Recently Issued Accounting Standards.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (“SFAS 123R”), Share-Based Payment. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using Accounting Principles Board Opinion 25, which generally recognizes no compensation expense for employee stock options with exercise prices at the date of grant equal to or greater than the quoted market value of the underlying stock. The adoption of the fair value method under SFAS 123R could have a significant impact on the results of operations. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a cash flow from financing activities rather than a cash flow from operating activities. This requirement will reduce net cash flow from operations and increase net cash flow from financing activities in the periods after adoption. The effective date is the first annual reporting period beginning after June 15, 2005. The Company is currently evaluating pricing models and the transition provisions of this standard and will begin applying the provisions of SFAS 123R in the first quarter of 2006.

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

Foreign Currency Risk

The Company derives approximately 80% of its revenues outside the United States. This business is transacted through a network of international subsidiaries, generally in the local currency that is considered the functional currency of that foreign subsidiary. Expenses are also incurred in the foreign currencies to match revenues earned, which minimizes the Company’s exchange rate exposure to operating margins. A hypothetical 10% adverse change in average foreign currency exchange rates would have decreased operating income and cash flows for the 2005 fiscal six-month period by $5.4 million. The Company generally views its investment in most of its foreign subsidiaries as long-term. The effects of a change in foreign currency exchange rates on the Company’s net investment in foreign subsidiaries are reflected in accumulated other comprehensive income on the Company’s balance sheets. A 10% depreciation in functional currencies relative to the U.S. dollar would have resulted in a decrease in the Company’s net investment in foreign subsidiaries of approximately $63.6 million at June 30, 2005.

The Company occasionally enters into foreign exchange forward contracts to reduce the earnings impact of non-functional currency denominated receivables. The primary business objective of the activity is to protect the U.S. dollar value of the Company’s assets and future cash flows with respect to exchange rate fluctuations. At June 30, 2005, the Company had two forward contracts with expiration dates in 2005 and 2009, respectively. The gains and losses on these contracts are deferred in accumulated other comprehensive income until the changes in the underlying financial instruments are recorded in the income statement. At which time, the deferred gains and losses are reclassified from accumulated other comprehensive income on the balance sheet to the income statement.

Interest Rate Risk

The Company holds its cash and cash equivalents in high quality, short-term, fixed income securities. Consequently, the fair value of the Company’s cash and cash equivalents would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due to the short-term nature of the Company’s portfolio. The Company’s revolving credit facility bears interest at variable rates, and the fair value of this instrument is not significantly affected by changes in market interest rates. A 100 basis point decrease in interest rates would have decreased net interest income for the 2005 fiscal six-month period by $0.3 million.

The table below provides information about the Company’s financial instruments that are sensitive to changes in interest rates. The table presents cash flows of weighted-average interest rates and principal payments for the following years ending June 30. The fair value of the debt below approximates book value.

Total debt and due to shareholders of acquired companies (in millions of US dollars):	2006	2007	2008	2009	2010	Thereafter	Total
	(in millions)
Fixed rate (Chilean peso)	$16.1	$20.5	$6.4	$1.2	$0.1	$0.4	$44.7
Average interest rate	6.1%	6.1%	5.6%	5.5%	8.5%	8.5%	—
Fixed rate (Swiss franc)	0.4	0.5	2.2	2.2	2.0	18.0	25.3
Average interest rate	2.8%	2.8%	2.9%	3.1%	3.4%	3.6%	—
Fixed rate (Euro)	2.1	1.8	0.6	1.7	0.2	1.9	8.3
Average interest rate	6.2%	6.6%	6.9%	6.9%	6.9%	6.9%	—
Fixed rate (other)	0.7	0.5	3.7	—	—	—	4.9
Average interest rate	6.0%	6.0%	6.0%	—	—	—	—
Variable rate (Chilean peso)	9.5	0.2	0.2	0.2	0.2	1.0	11.3
Average interest rate	5.8%	3.2%	3.2%	3.2%	3.2%	3.2%	—
Variable rate (Swiss franc)	2.2	1.8	—	—	0.2	11.9	16.1
Average interest rate	3.9%	3.8%	—	—	3.8%	3.8%	—
Variable rate (Euro)	1.0	0.5	0.6	0.5	0.3	3.6	6.5
Average interest rate	3.2%	3.2%	3.2%	3.2%	3.2%	3.2%	—
Variable rate (Mexican Peso)	2.8	0.9	0.9	—	1.9	—	6.5
Average interest rate	4.0%	2.1%	2.4%	—	2.7%	—	—
Variable rate (other)	1.3	1.2	2.2	2.2	2.2	2.2	11.3
Average interest rate	7.2%	6.8%	6.8%	7.3%	8.5%	10.0%	—

The weighted-average interest rates for the variable debt were calculated using the interest rate in effect as of June 30, 2005 for each debt instrument.

Investment Risk

The Company has an investment portfolio that includes short-term investments in available-for-sale debt and equity securities. The Company’s investment portfolio is exposed to risks arising from changes in these investment values.

All the potential impacts noted above are based on sensitivity analysis performed on the Company’s financial position at June 30, 2005. Actual results may differ materially.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended June 30, 2005 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

The Company is not currently a party to any litigation that management believes to be material.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.           Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

(a)              The Company held its Annual Meeting of Stockholders on June 21, 2005.

(b)             The following sets forth information regarding each matter voted upon at the Annual Meeting. There were 49,365,357 shares of common stock outstanding as of April 15, 2005, the record date for, and entitled to vote at the Annual Meeting.

Proposal No. 1. The stockholders approved election of all of the nominees to the board of directors. The tabulation of votes on this proposal was as follows:

Nominee	For	Withheld

R. Christopher Hoehn-Saric	41,564,016	2,649,895
John A. Miller	43,745,364	468,547
David A. Wilson	43,805,875	408,036
Isabel Aguilera	43,805,487	408,424

Continuing Directors
Douglas L. Becker
Wolf H. Hengst
James H. McGuire
R. William Pollock
Richard W. Riley

Proposal No. 2. The stockholders ratified the Laureate Education, Inc. 2005 Stock Incentive Plan. The tabulation of votes on this proposal was as follows:

For Approval	30,238,482
Against Approval	7,413,969
Abstain	33,782
Total Shares Voted	37,686,233
Broker Non-Vote	6,527,678

Proposal No. 3. The stockholders ratified the selection of Ernst & Young LLP as the Company’s independent auditors                       for the year ending December 31, 2005. The tabulation of votes on this proposal was as follows:

For Approval	43,179,743
Against Approval	1,013,674
Abstain	20,494
Total Shares Voted	44,213,911

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

SIGNATURE

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 4, 2005.

LAUREATE EDUCATION, INC.
(Registrant)

By:	/s/ Sean R. Creamer
Sean R. Creamer
Senior Vice President and Chief Financial Officer