Form 10-Q
period 2005-09-30
LAUREATE EDUCATION, INC.
filed 2005-11-03
CIK 912766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarter ended September 30, 2005 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐.   No ☒.

Circular 230 Notice: In accordance with Treasury Regulations which became applicable to all tax practitioners as of June 20, 2005, please note that any tax advice given herein (and in any attachments) is not intended or written to be used, and cannot be used by any taxpayer, for the purpose of (i) avoiding tax penalties or (ii) promoting, marketing or recommending to another party any transaction or matter addressed herein.

The registrant had 49,767,477 shares of Common Stock outstanding as of October 28, 2005.

i

LAUREATE EDUCATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollar and share amounts in thousands, except per share data)

	September 30,	December 31,
	2005	2004
	(Unaudited)	(as restated - Note 3)
Assets
Current assets:
Cash and cash equivalents	$99,453	$106,854
Available-for-sale securities	4,699	3,258

Receivables:
Accounts receivable	90,209	126,486
Notes receivable	72,318	85,450
Other receivables	7,385	3,507
	169,912	215,443
Allowance for doubtful accounts	(28,021)	(25,209)
	141,891	190,234

Inventory	4,721	4,618
Deferred income taxes	5,103	5,079
Income tax receivable	18,693	33,523
Prepaid expenses and other current assets	21,369	15,230
Net assets of discontinued operations, current	1,840	20,000
Total current assets	297,769	378,796

Notes receivable, less current portion, net of allowance of $8,323 and $5,846 at September 30, 2005 and December 31, 2004, respectively	78,679	50,384

Property and equipment:
Land	101,107	95,153
Buildings	257,594	266,524
Construction in-progress	28,415	3,154
Furniture, computer equipment and software	198,668	161,132
Leasehold improvements	72,909	56,362
	658,693	582,325
Accumulated depreciation and amortization	(121,241)	(97,163)
	537,452	485,162

Goodwill	360,667	364,973
Other intangible assets:
Tradenames and accreditations	183,950	174,245
Other intangible assets, net of accumulated amortization of $13,080 and $9,358 at September 30, 2005 and December 31, 2004, respectively	7,643	11,447
	552,260	550,665

Deferred income taxes	1,426	3,335
Deferred costs, net of accumulated amortization of $12,785 and $10,025 at September 30, 2005 and December 31, 2004, respectively	22,250	15,976
Other assets	17,745	16,193
Net assets of discontinued operations	—	30,199
Total assets	$1,507,581	$1,530,710

	September 30,	December 31,
	2005	2004
	(Unaudited)	(as restated - Note 3)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$24,334	$20,824
Accrued expenses	96,875	108,542
Deferred revenue	193,172	225,747
Current portion of long-term debt	43,453	47,010
Current portion of due to shareholders of acquired companies	10,462	26,861
Income tax payable	1,774	15,423
Deferred income taxes	631	1,205
Other current liabilities	4,823	10,482
Total current liabilities	375,524	456,094

Long-term debt, less current portion	76,196	86,605
Due to shareholders of acquired companies, less current portion	35,343	29,402
Deferred income taxes	20,719	22,446
Other long-term liabilities	19,992	19,990
Total liabilities	527,774	614,537

Commitments and contingent liabilities	—	—

Minority interest	52,668	37,538

Stockholders’ equity:
Preferred stock, par value $.01 per share — authorized 10,000 shares, no shares issued and outstanding as of September 30, 2005 and December 31, 2004	—	—
Common stock, par value $.01 per share — authorized 90,000 shares, issued and outstanding shares of 49,759 and 48,813 as of September 30, 2005 and December 31, 2004, respectively	498	488
Additional paid-in capital	497,027	474,928
Retained earnings	392,209	355,989
Accumulated other comprehensive income	37,405	47,230
Total stockholders’ equity	927,139	878,635

Total liabilities and stockholders’ equity	$1,507,581	$1,530,710

See accompanying notes to financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Dollar amounts in thousands, except per share data)

	Three months ended September 30,
	2005	2004
	(Unaudited)

Revenues	$199,204	$146,110

Costs and expenses
Direct costs	169,852	122,063
General and administrative expenses	7,173	5,450
Non-cash stock compensation expense (1)	1,335	891
Total costs and expenses	178,360	128,404

Operating income	20,844	17,706

Other income (expense)
Interest and other income	2,876	1,160
Interest expense	(2,611)	(2,067)
Foreign currency exchange loss	(90)	(509)
	175	(1,416)
Income from continuing operations before income taxes, minority interest, and equity in net loss of affiliates	21,019	16,290
Income tax expense	(2,977)	(2,795)
Minority interest in income of consolidated subsidiaries, net of tax	(5,829)	(4,192)
Equity in net loss of affiliates, net of tax	(166)	—

Income from continuing operations	12,047	9,303
(Loss) income from discontinued operations, net of income tax benefit of $0 in 2005 and $974 in 2004	(229)	31

Net income	$11,818	$9,334

Earnings per common share, basic:
Income from continuing operations	$0.24	$0.20
Net income	$0.24	$0.20

Earnings per common share, diluted:
Income from continuing operations	$0.23	$0.19
Net income	$0.23	$0.19

(1) Composition of non-cash stock compensation expense:
Direct costs	$366	$714
General and administrative expenses	969	177
Total	$1,335	$891

See accompanying notes to financial statements.

	Nine months ended September 30,
	2005	2004
	(as restated - Note 3)
	(Unaudited)

Revenues	$597,606	$436,517

Costs and expenses
Direct costs	516,062	373,002
General and administrative expenses	19,074	16,170
Non-cash stock compensation expense (1)	2,529	3,886
Total costs and expenses	537,665	393,058

Operating income	59,941	43,459

Other income (expense)
Interest and other income	8,565	20,505
Interest expense	(7,687)	(5,220)
Foreign currency exchange loss	(777)	(446)
	101	14,839
Income from continuing operations before income taxes, minority interest, and equity in net loss of affiliates	60,042	58,298
Income tax expense	(8,406)	(9,911)
Minority interest in income of consolidated subsidiaries, net of tax	(13,081)	(12,732)
Equity in net loss of affiliates, net of tax	(370)	(8)

Income from continuing operations	38,185	35,647
Income (loss) from discontinued operations, net of income tax benefit of $285 in 2005 and $155 in 2004	386	(5,887)
Loss on disposal of discontinued operations, net of income tax expense of $3,131 in 2005 and $0 in 2004	(2,351)	—

Net income	$36,220	$29,760

Earnings per common share, basic:
Income from continuing operations	$0.77	$0.78
Net income	$0.73	$0.65

Earnings per common share, diluted:
Income from continuing operations	$0.74	$0.74
Net income	$0.70	$0.62

(1) Composition of non-cash stock compensation expense:
Direct costs	$960	$2,105
General and administrative expenses	1,569	1,781
Total	$2,529	$3,886

See accompanying notes to financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

	Nine months ended September 30,
	2005	2004
	(Unaudited)
Operating activities
Net income	$36,220	$29,760
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	26,861	22,176
Amortization	10,439	8,116
Loss on disposal of discontinued operations	2,351	—
Non-cash stock compensation expense - continuing operations	2,529	3,886
Non-cash stock compensation expense - discontinued operations	—	1,436
Acceleration of original issue discount on note receivable repayment	—	(12,722)
Minority interest in consolidated subsidiaries	12,961	12,732
Equity in net loss of affiliates	370	8
Deferred income taxes	(666)	9,466
Other non-cash items	(2,065)	(1,711)
Changes in operating assets and liabilities:
Receivables	52,481	7,408
Income tax receivable	15,676	—
Inventory, prepaid expenses and other current assets	(6,406)	(2,165)
Accounts payable and accrued expenses	(14,835)	6,419
Income tax payable	(7,614)	(15,305)
Deferred revenue and other current liabilities	(32,373)	(5,044)
Net cash provided by operating activities	95,929	64,460

Investing activities
Purchase of available-for-sale securities	(4,393)	(48,812)
Proceeds from sales or maturity of available-for-sale securities	2,950	39,605
Change in investment in and advances to affiliates and other investments	—	2,128
Purchase of property and equipment, net	(82,861)	(74,038)
Cash loaned in exchange for notes receivable	(5,414)	(12,000)
Proceeds from repayment of related party note receivable	—	55,247
Proceeds from sales of discontinued operations, net of cash sold	12,654	—
Cash paid for acquisitions, net of cash acquired	(9,485)	(19,956)
Payment of deferred consideration for prior period acquisitions	(25,232)	(1,349)
Expenditures for deferred costs	(9,089)	(7,941)
Change in other long-term assets	1,578	(321)
Net cash used in investing activities	(119,292)	(67,437)

Financing activities
Proceeds from exercise of options	11,207	11,454
Proceeds from issuance of common stock	—	151
Proceeds from issuance of long-term debt	72,045	31,581
Payments on long-term debt	(80,067)	(36,975)
Cash received from minority interest members	—	1,595
Change in long-term liabilities	(1,238)	2,824
Net cash provided by financing activities	1,947	10,630
Effects of exchange rate changes on cash	3,351	(3,222)

Net change in cash and cash equivalents	(18,065)	4,431
Cash and cash equivalents at beginning of period	117,518	98,388
Cash and cash equivalents at end of period	$99,453	$102,819

Cash and cash equivalents classified as:
Continuing operations	$99,453	$94,164
Discontinued operations	—	8,655
Cash and cash equivalents at end of period	$99,453	$102,819

See accompanying notes to financial statements.

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollar and share amounts in thousands, except per share data)

Note 1 - Description of Business and Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  These financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended December 31, 2004, included in the Company’s Annual Report on Form 10-K.  Operating results for the three- and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.  The traditional semester programs in the education industry, with a summer break, result in significant seasonality in the operating results of Laureate Education, Inc. and subsidiaries (the “Company”).  The consolidated balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  Certain amounts previously reported for 2004 have been reclassified to conform to the 2005 presentation.

The Company is focused exclusively on providing a superior higher education experience to over 193,000 students through a leading global network of accredited campus-based and online universities and higher education institutions (“higher education institutions”).  The Company’s educational offerings are delivered through three separate reportable segments: Campus Based - Latin America (“Latin America”), Campus Based - Europe (“Europe”) and Laureate Online Education.  The campus-based segments of Latin America and Europe own or maintain controlling interests in eleven and seven separately accredited higher education institutions, respectively. The Latin America segment has locations in Mexico, Chile, Peru, Ecuador, Honduras, Panama, and Costa Rica.  The Europe segment has locations in Spain, Switzerland, and France.  The Laureate Online Education segment provides career-oriented degree programs to working adult students through Walden E-Learning, Inc. (“Walden”), Laureate Online Education BV, and Canter and Associates (“Canter”).

Note 2 — Significant Accounting Policies

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

The Company records compensation expense for all stock options granted to non-employees who are directors of wholly-owned subsidiary boards in an amount equal to their estimated fair value at the earlier of the performance commitment or the date at which performance is complete, determined using the Black-Scholes option pricing model.  The compensation expense is recognized ratably over the vesting period.

The following assumptions were used in calculating pro forma stock compensation expense for the nine months ended September 30:

	2005	2004
Risk-free interest rate (weighted average)	3.9%	3.3%
Expected dividend yield	0.0%	0.0%
Expected lives	5-7.5 years	5-7.5 years
Expected volatility (average)	30.2%	35.1%

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods.

The Company’s pro forma information is as follows for the three months ended:

	September 30,
	2005	2004
Net income, as reported	$11,818	$9,334
Stock-based employee compensation expense included in net income as reported, net of tax	801	533
Stock-based employee compensation expense as if the fair value method had been applied, net of tax	(1,092)	(1,152)
Pro forma net income	$11,527	$8,715

Earnings per share:
Basic - as reported	$0.24	$0.20
Basic - pro forma	$0.23	$0.19
Diluted — as reported	$0.23	$0.19
Diluted — pro forma	$0.22	$0.18

The Company’s pro forma information is as follows for the nine months ended:

	September 30,
	2005	2004
Net income, as reported	$36,220	$29,760
Stock-based employee compensation expense included in net income as reported, net of tax	1,518	3,193
Stock-based employee compensation expense as if the fair value method had been applied, net of tax	(3,449)	(4,014)
Pro forma net income	$34,289	$28,939

Earnings per share:
Basic - as reported	$0.73	$0.65
Basic - pro forma	$0.69	$0.63
Diluted — as reported	$0.70	$0.62
Diluted — pro forma	$0.66	$0.60

Impact of Recently Issued Accounting Standards

In June 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 replaces Accounting Principal Board (“APB”) Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. SFAS 154 also requires that a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS 123R”), Share-Based Payment.  SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB Opinion 25, which generally recognizes no compensation expense for employee stock options with exercise prices at the date of grant equal to or greater than the quoted market value of the underlying stock.  The adoption of the fair value method under SFAS 123R is expected to have a material impact on the results of operations.  SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a cash flow from financing activities rather than a cash flow from operating activities.  This requirement will reduce net cash flow from operations and increase net cash flow from financing activities in the periods after adoption.  The effective date is the first annual reporting period beginning after June 15, 2005. The Company is currently evaluating the Black-Scholes and binomial lattice valuation models and the modified-prospective-transition and modified-retrospective-transition provisions of this standard and will begin applying the valuation and transition provisions of SFAS 123R in the first quarter of 2006.

Note 3 - Discontinued Operations

The Company intends to sell the operations of a non-strategic business in the European segment, accordingly the business has been classified as discontinued operations during the third quarter of 2005.  During the first quarter of 2005, the Company closed the sale of its WSI business.  During 2004, the Company terminated its program in India and sold its remaining K-12 educational services businesses. The operations and cash flows of the business components comprising the non-strategic European segment business, WSI, India, and K-12 educational services businesses were or will be eliminated from ongoing operations as a result of the sale or abandonment and the Company will not have any significant continuing involvement in the operations after the disposal transactions.  Therefore, these operations are classified as discontinued operations for all periods.

WSI Business

On December 31, 2004, the Company and WSI Education S.a.r.l. executed an Agreement for Purchase of Shares that provided for the sale of substantially all of the Company’s WSI business units and investments.  At that time, the purchase price was estimated to be $40,000 based on eight times the projected 2004 earnings before interest, taxes, depreciation, and amortization (“EBITDA”) of $5,000.  At closing, the consideration for the sale of the shares comprising the WSI business unit consisted of the following:

•                  Cash of $15,000;

•                  A $15,000 USD equivalent subordinated note, denominated in Euros, bearing interest at 12.5%; and

•                  An estimated $10,000 other receivables payable in cash.

Subsequent to the closing date of February 28, 2005, the final base purchase price was determined to be $40,000 as estimated in December 2004. The Company received a payment in cash for the $10,000 of other receivables in the third quarter of 2005.  The Company is entitled to additional consideration if the operating results of WSI exceed specified levels of earnings in 2005 and 2006, up to a maximum of $11,500.

In addition, the Company agreed to continue to finance the $15,000 subordinated note received at closing with a senior promissory note bearing market interest (initially at 8%) with a step-up provision of 0.5% per annum. The note matures in July 2010.  Additionally, the Company received a payment during the third quarter of 2005 of $2,000 in recognition of net working capital conveyed at closing.

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

During the third quarter of 2005, WSI Education S.a.r.l. received a preliminary field audit report assessing Italian VAT taxes owed related to services provided by the WSI business unit in 2003 prior to its disposition.  The Company is in the process of reviewing the audit report as a potential claim under the sales agreement and is evaluating its options to resolve this matter, up to and including legal action.

Summarized Financial Information of Discontinued Operations

Summarized operating results from the discontinued operations included in the Company’s consolidated statement of operations were as follows for the three months ended September 30:

	WSI		Other
	2005	2004	2005	2004
Revenues	$0	$15,943	$1,329	$—
Pretax loss from discontinued operations	$(69)	$(902)	$(160)	$(41)

Summarized operating results from the discontinued operations included in the Company’s consolidated statement of operations were as follows for the nine months ended September 30:

	WSI		Other
	2005	2004	2005	2004
Revenues	$12,310	$50,388	$4,830	$—
Pretax income (loss) from discontinued operations	$411	$(1,730)	$(310)	$(4,312)

Assets and liabilities of the discontinued operations were as follows:

	WSI	Other
	December 31, 2004	September 30, 2005	December 31, 2004
Current assets	$37,446	$947	$2,100
Property and equipment, net	16,311	333	430
Goodwill	27,620	—	—
Other assets	8,773	560	626
Current liabilities	(39,702)	—	—
Long-term liabilities	(566)	—	—
Other comprehensive income	(2,841)	—	—
Net assets of discontinued operations	$47,041	$1,840	$3,156

The accompanying balance sheet at September 30, 2005 and December 31, 2004 classifies the assets and liabilities of the disposal groups based on the probable timing of receipt of sales proceeds.  The liabilities of the non-strategic business in the European segment are not included in the other disposal group above because it is not certain that the future buyer of the business will assume those liabilities.

Note 4 — Notes Receivable (Long-term)

Notes receivable (long-term) consist of the following:

	September 30, 2005	December 31, 2004
Trade notes receivable (long-term), net of allowance of $8,323 and $5,846 at September 30, 2005 and December 31, 2004, respectively	$29,299	$15,339
Notes receivable (long-term):
Kendall College	24,140	18,026
WSI Education S.a.r.l.	13,654	—
Other	11,586	17,019
	$78,679	$50,384

The gross increase in long-term other trade notes receivable of $16,437 is due to the primary enrollment at the Chilean universities.  Of this increase, $8,801 was unearned as of September 30, 2005 and the related revenue is included in deferred revenue on the Company’s balance sheet.  Tuition revenues are generally billable and the full amount of notes receivable and related deferred revenue are recorded when a note agreement is signed by the student.

Note 5— Other Intangible Assets

The following table summarizes other intangible assets as of September 30, 2005:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Subject to amortization:
Student rosters	$18,650	$(11,476)	$7,174
Non-compete agreements	1,291	(960)	331
Other	782	(644)	138
Total	$20,723	$(13,080)	$7,643

Amortization expense for intangible assets was $1,751 and $5,223 for the three and nine month periods ended September 30, 2005, respectively, and $1,161 and $3,004 for the three and nine month periods ended September 30, 2004, respectively.  The estimated future amortization expense for intangible assets for the remaining three-month period of 2005 is $1,001. The estimated future amortization expense for intangible assets for each of the five years subsequent to December 31, 2005 is as follows: 2006 - $4,163; 2007 - $2,179; 2008 - $285; 2009 - $15; 2010 and beyond - $0.

Note 6 - Long-Term Debt

Long-term debt consists of the following:

	September 30,	December 31,
	2005	2004
Mortgage notes payable bearing interest at variable rates ranging from 3.17% to 8.5%	$35,842	$42,045
Various unsecured lines of credit bearing interest at variable rates ranging from 2.70% to 10.98%	33,278	22,618
Notes payable secured by fixed assets, bearing interest at rates ranging from 3.80% to 10.00%	17,695	18,303
Various notes payable bearing interest at fixed rates ranging from 0.00% to 8.09%	15,769	19,556
Capital lease obligations bearing interest at rates ranging from 2.93% to 8.40%	12,399	16,424
Various notes payable bearing interest at variable rates ranging from 3.32% to 11.02%	4,666	14,669
	119,649	133,615
Less: current portion of long-term debt	43,453	47,010
Total long-term debt, net of current portion	$76,196	$86,605

Note 7 - Due to Shareholders of Acquired Companies

Due to shareholders of acquired companies consists of the following amounts payable in cash:

	September 30,	December 31,
	2005	2004
Amounts payable to former shareholders of Universidad Andres Bello (“UNAB”)	$23,864	$27,773
Amounts payable to former shareholders of Universidad Tecnologica Centroamericana (“UNITEC”)	14,117	—
Amounts payable to former shareholders of Universidad Interamericana	4,800	4,800
Amounts payable to former shareholders of Universidad Peruana de Ciencias Aplicadas	2,924	2,984
Amounts payable to former shareholders of Universidad Latinoamericana de Ciencia y Tecnologia	100	100
Amounts payable to former shareholders of Walden	—	19,249
Amounts payable to former shareholders of Institute of Executive Development	—	1,357
	45,805	56,263
Less: current portion of due to shareholders	10,462	26,861
Total due to shareholders, net of current portion	$35,343	$29,402

In conjunction with the acquisition of UNITEC in July 2005, the Company entered into an agreement with the sellers to finance a portion of the purchase price.  This agreement calls for the Company to make a one-time payment to the sellers of approximately $1,497 on the fourth anniversary of the closing and an annuity payable monthly over a 15-year period beginning immediately, with initial monthly payments of approximately $84, adjusted for inflation.  The Company recorded these obligations at their present value of $14,117.  The amounts payable to the sellers are denominated in Honduran Lempiras, and are subject to foreign currency exchange risk at the dates of payment.

Note 8 - Income Taxes

The Company’s income tax provisions for all periods consist of federal, state, and foreign income taxes. The tax provisions for the three- and nine-month periods ended September 30, 2005 and 2004 were based on the estimated effective tax rates applicable for the 2005 and 2004 full years, after giving effect to significant items related specifically to the interim periods, including the mix of income for the period between higher and lower taxed jurisdictions. The Company’s effective tax rate from continuing operations was 14.2% and 14.0% for the three- and nine-months ended September 30, 2005, respectively and 17.2% and 17.0% for the three- and nine-months ended September 30, 2004, respectively.  The Company has operations in multiple countries, many of which have statutory tax rates lower than the United States. Generally lower tax rates in these foreign jurisdictions result in an effective tax rate significantly lower than the United States statutory rate.

In September of 2003, the IRS (the “Service”) completed their field examination of the Company’s 1997 federal income tax return.  In connection with this examination, the Company disagreed on the tax treatment of a specific item.  The Company has appealed the Service’s treatment of this item throughout the administrative review process.  As a final step in the administrative appeal process, both parties have made proposals to settle the issue.  The Company’s latest settlement proposal was made in July of 2005 and the Service has not responded to the proposal and has no deadline by which it must respond.  The Company believes the final resolution of this issue will not have a material effect on the Company’s consolidation financial position, liquidity, or results of operations.

In June of 2004, the Internal Revenue Service (“IRS”) completed their field examination of the Company’s 1998 and 1999 federal income tax returns.  In connection with this examination, the Company received notice of certain adjustments proposed by the IRS, primarily related to transfer pricing and the timing of certain deductions.  The Company is working to reach a resolution with the IRS by the end of fiscal 2005.  Although the final resolution of the proposed adjustments is uncertain, based on current information, in the opinion of the management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations.

Note 9 — Stockholders’ Equity

The components of stockholders’ equity are as follows:

				Accumulated
		Additional		Other	Total
	Common	Paid-In	Retained	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Income	Equity
Balance at December 31, 2004	$488	$474,928	$355,989	$47,230	$878,635
Options exercised for purchase of 886 shares of common stock, including income tax benefit of $8,839	9	20,037			20,046
Non-cash stock compensation		2,529			2,529
Other	1	(467)			(466)
Comprehensive income:
Net income for the nine months ended September 30, 2005			36,220		36,220
Foreign currency translation adjustment				(9,851)	(9,851)
Unrealized gain on available-for-sale securities				48	48
Minimum pension liability adjustment				(22)	(22)
Total comprehensive income					26,395
Balance at September 30, 2005	$498	$497,027	$392,209	$37,405	$927,139

Note 10 — Comprehensive Income

The components of comprehensive income, net of related income taxes, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income	$11,818	$9,334	$36,220	$29,760
Foreign currency translation adjustment	12,699	7,903	(9,851)	(5,976)
Unrealized gain (loss) on available-for-sale securities, net of tax	(5)	—	48	—
Minimum pension liability adjustment	—	189	(22)	(18)
Comprehensive income	$24,512	$17,426	$26,395	$23,766

The foreign currency translation adjustment of $12,699 for the three months ended September 30, 2005 relates to the effects of translating the financial statements of the Company’s foreign subsidiaries to U.S. Dollars, and primarily reflects the strengthening of the Chilean peso during that period.

The foreign currency translation adjustment of $(9,851) for the nine months ended September 30, 2005 relates to the effects of translating the financial statements of the Company’s foreign subsidiaries to U.S. Dollars, and primarily reflects the devaluation of the Euro and Swiss Franc against the U.S. Dollar, partially offset by the effects of the strengthening Mexican peso and the Chilean peso, during that period.

Note 11 - Earnings (Loss) Per Share

The following table summarizes the computations of basic and diluted earnings (loss) per share:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Numerator used in basic and diluted earnings (loss) per common share:
Income from continuing operations	$12,047	$9,303	$38,185	$35,647
Income (loss) from discontinued operations, net of tax	(229)	31	386	(5,887)
Loss on disposal of discontinued operations, net of tax	—	—	(2,351)	—
Net income	$11,818	$9,334	$36,220	$29,760

Denominator for basic earnings (loss) per share — weighted-average common shares outstanding	49,801	46,524	49,539	45,598
Net effect of dilutive stock options and restricted stock based on treasury stock method	2,272	2,600	2,409	2,649
Denominator for diluted earnings (loss) per share — weighted average common shares outstanding	52,073	49,124	51,948	48,247

Earnings (loss) per common share, basic:
Income from continuing operations	$0.24	$0.20	$0.77	$0.78
Income (loss) from discontinued operations, net of tax	0.00	0.00	0.01	(0.13)
Loss on disposal of discontinued operations, net of tax	0.00	0.00	(0.05)	0.00
Earnings per common share	$0.24	$0.20	$0.73	$0.65

Earnings (loss) per common share, diluted:
Income from continuing operations	$0.23	$0.19	$0.74	$0.74
Income (loss) from discontinued operations, net of tax	0.00	0.00	0.01	(0.12)
Loss on disposal of discontinued operations, net of tax	0.00	0.00	(0.05)	0.00
Earnings per common share	$0.23	$0.19	$0.70	$0.62

Per share amounts may not sum due to rounding differences.

Note 12 — Commitments and Contingencies

Purchase Obligations

As part of the 2004 acquisition of Ecole Centrale d’Electronique (“ECE”), the Company committed to purchase the remaining 30% ownership from the sellers on December 31, 2008 for approximately $8,415.  The purchase obligation is denominated in Euros, and is subject to foreign currency exchange rate risk on the date of payment.

As part of the 2004 acquisition of Institut Francais de Gestion, SAS (“IFG”), the Company committed to additional capital contributions, which will increase the Company’s share of ownership.  The agreement provides that, no later than July 31, 2006 and July 31, 2007, the Company must contribute approximately $1,507 and $2,245, respectively, resulting in an increase in ownership share of 16% and 23%, respectively. In addition, during the period October through November 2008, the sellers may exercise a put option requiring the Company to purchase the remaining 10% ownership for approximately $962.  The purchase obligation is denominated in Euros, and is subject to foreign currency exchange rate risk on the dates of payment.

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

Additional amounts of contingent consideration are due the sellers of Universidad de Las Americas (“UDLA”) based on operating results for the three years ending December 31, 2006.  On the later of March 31, 2006 or 45 days after the Company receives the audited financial statements of Decon, the holding company that controls and operates UDLA, the Company is obligated to the sellers for an amount equal to 60% of six times (i) average recurring EBIT for 2004 and 2005, less (ii) 2000 EBIT; this result is reduced by (iii) 42% of certain specified debt.  Assuming EBIT remains at 2004 levels for 2005, the Company would be obligated to the sellers for approximately $60,866.  No later than March 31, 2007, the Company is obligated to the sellers for an amount equal to 20% of four times (i) average recurring EBIT for 2005 and 2006; this result is reduced by (ii) 20% of certain specified debt and (iii), $6,500.   Assuming EBIT remains at 2004 levels for 2005 and 2006, the Company would be obligated to the sellers for approximately $12,559.  The Company has pledged its shares of Decon to satisfy its payment obligations to the sellers.  The Company cannot dispose of, lien or encumber the shares without the prior approval of the sellers.

Effective April 1, 2008 the minority owners of UDLA have the right to require the Company to purchase their remaining 20% interest in Decon for a variable purchase price based on 4.5 times average recurring EBIT for certain specified periods. Effective April 1, 2009 the Company has a call right to acquire the remaining 20% interest for a variable purchase price based on 5.0 times average EBIT for certain specified periods.

Effective April 1, 2009 the minority owners of UNAB and Academia de Idiomas y Estudios Profesionales (“AIEP”) have the right to require the Company to purchase their 20% interest for a variable purchase price based on average recurring EBIT for certain specified periods. Effective April 1, 2009 the Company has a call right to acquire this 20% interest under a similar methodology for certain specified periods.

Additional amounts of contingent consideration, not to exceed $10,000, are due the sellers of KIT eLearning BV equal to four times the average of the audited earnings before interest, income taxes, depreciation and amortization for the calendar years ending December 31, 2006 and 2007.  KIT eLearning BV was acquired on March 31, 2004 and is operated as Laureate Online Education BV.

Guarantees

Subsequent to the June 2003 divestiture of the Company’s K-12 business segments, all leases related to Sylvan Learning Centers were renegotiated or assigned in the name of Educate, Inc. (“Educate”) during the third quarter of 2003.  Leases with remaining payments of $4,676 through December 2008 are guaranteed by the Company.  Under the terms of the Asset Purchase Agreement with Educate, the Company is indemnified against any losses suffered as a result of these lease guarantees.  During 2004, the Company entered into an agreement to guarantee equipment lease payments owed by Kendall College to Key Equipment Finance. Equipment leases with remaining payments of $4,529 through December 2011 are guaranteed by the Company.  The fair value of the guarantees have been recorded as other long-term liabilities in the consolidated balance sheets.

Standby Letters of Credit

The Company has $15,070 outstanding in standby letters of credit.  The Company is self-insured for workers compensation and other insurable risks up to predetermined amounts above which third party insurance applies.  The Company is contingently liable to insurance carriers under certain of these policies and has provided a letter of credit in favor of the insurance carriers for $1,100.  The Company has also issued a standby letter of credit in the amount of $1,400 assuring the collectibility of a line of credit at AIEP, which is being used for working capital purposes.  The outstanding balance on the line of credit was $2,197 at September 30, 2005.  In the first quarter of 2005, the company issued a $12,000 standby letter of credit in favor of WSI Education S.a.r.l. for a tax indemnification related to the sale of WSI.

Commitments

Under terms of note agreements with Kendall College, the Company has committed to provide additional funding to Kendall College of up to $2,600.

Note 13 - Business and Geographic Segment Information

The Company is focused exclusively on providing a superior higher education experience to its over 193,000 students through a leading global network of accredited campus-based and online higher education institutions. The Company’s educational services are offered through three reportable segments:  Campus Based - Latin America, Campus Based - Europe and Laureate Online Education.

The accounting policies of the segments are the same as those described in the significant accounting policies.  The Company evaluates performance based on profit or loss from operations before income taxes, corporate general and administrative expenses, non-cash stock compensation expense and campus-based overhead expenses.

The Latin America segment consists of nine separately accredited universities and two accredited professional institutes, and has operations in Mexico, Chile, Peru, Ecuador, Honduras, Panama, and Costa Rica.  Latin America higher education institutions currently enroll approximately 152,000 full-time students and offer more than 100 degree programs through 38 campuses.  The schools primarily serve 18- to 24-year-old students as well as working adults and offer an education that emphasizes career-oriented fields of study with undergraduate and graduate degrees in a wide range of disciplines, including international business, law, health sciences, information technology and engineering.

The Europe segment consists of one accredited university and several other accredited post-secondary institutions, and has operations in Spain, Switzerland and France.  Europe higher education institutions currently enroll approximately 15,000 full-time students and offer more than 75 degree programs through 8 campuses.  The schools primarily serve 18- to 24-year-old students and offer an education that emphasizes career-oriented fields of study with undergraduate and graduate degrees in a wide range of disciplines, including international business, hotel management, health sciences, architecture and engineering.

The Company believes that all of its campus-based higher education institutions benefit from strong academic reputations and brand awareness, and established operating histories.  Each school also has flexible, non-tenured, teaching-focused faculty and is led by an experienced local management team.

The Laureate Online Education segment offers undergraduate and graduate degree programs to working professionals through distance learning.  Laureate Online Education consists of Walden, Laureate Online Education BV, and Canter, which collectively offer degree programs including education, psychology, health and human services, management, engineering, and information technology.  Laureate Online Education institutions currently enroll approximately 26,000 students.

These reportable segments are business units that offer distinct services and are managed separately.  The campus-based reportable segments of Latin America and Europe are not aggregated with Laureate Online Education as Laureate Online Education offers services to a different customer profile with different economic characteristics through a different delivery system.  The Latin America and Europe segments are managed separately and have certain differences in customer profile and  economic characteristics, and thus are not aggregated together.

Prior to 2004, the Company’s reportable segments consisted of Campus Based and Laureate Online Education. The segment information for the three- and nine- month periods ended September 30, 2004 has been reclassified to conform to current year presentation.

The following table sets forth information on the Company’s reportable segments:

Three months ended September 30, 2005	Latin America	Europe	Laureate Online Education	Total
Revenues	$131,574	$21,821	$45,809	$199,204
Segment profit	35,586	(7,653)	7,054	34,987

Three months ended September 30, 2004	Latin America	Europe	Laureate Online Education	Total
Revenues	$93,668	$17,284	$35,158	$146,110
Segment profit	26,053	(4,465)	5,105	26,693

Nine months ended September 30, 2005	Latin America	Europe	Laureate Online Education	Total
Revenues	$338,812	$127,944	$130,850	$597,606
Segment profit	69,975	9,039	13,653	92,667

Nine months ended September 30, 2004	Latin America	Europe	Laureate Online Education	Total
Revenues	$243,082	$98,958	$94,477	$436,517
Segment profit	50,412	10,736	10,313	71,461

The following tables reconcile the reported information on segment profit to income from continuing operations before income taxes, minority interest, and equity in net loss of affiliates reported in the statements of operations:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Total profit for reportable segments	$34,987	$26,693	$92,667	$71,461
Campus-based segment’s overhead	(5,635)	(2,646)	(11,123)	(7,946)
General and administrative expense	(7,173)	(5,450)	(19,074)	(16,170)
Non-cash compensation expense	(1,335)	(891)	(2,529)	(3,886)
Net non-operating income (loss)	175	(1,416)	101	14,839
Income from continuing operations before income taxes, minority interest and equity in net income (loss) of affiliates	$21,019	$16,290	$60,042	$58,298

Revenue information of continuing operations by geographic area is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenues
Chile	$57,423	$43,772	$129,767	$103,208
Mexico	57,280	43,618	162,658	123,402
United States	42,715	32,699	121,773	89,659
Spain	3,846	4,845	65,109	60,448
Other foreign countries	37,940	21,176	118,299	59,800
Consolidated total	$199,204	$146,110	$597,606	$436,517

Revenues are attributed to countries based on the location of the customer.

Note 14 — Subsequent Event

On October 26, 2005, the Company, entered into a 364-day, $120,000 Credit Agreement (the “Agreement”) with Bank of America, N.A. (“Bank of America”).  The Agreement expires on October 25, 2006 and is comprised of two tranches: Tranche A for $90,000 and Tranche B for $30,000.  Tranche B has a $20,000 sublimit for standby letters of credit.  The Agreement effectively supercedes the existing $30,000 Credit Agreement dated June 30, 2003 by incorporating it as Tranche B in the Agreement.

The Agreement states that borrowings made under Tranche A may be denominated in U.S. Dollars or foreign currency; however, borrowings denominated in foreign currency may not exceed $50,000. All borrowings made under Tranche B must be denominated in U.S. Dollars.  At the Borrower’s option, borrowings under Tranche A of the facility will bear interest at (a) 1.75% per annum plus the applicable LIBOR rate, or (b) 0.25% per annum plus the higher of (1) 0.50% per annum plus the Federal Funds Rate, or (2) the prime rate publicly announced by Bank of America.  Tranche A borrowings made in currencies other than the U.S. Dollar must be made under the LIBOR rate option.  Also at the Borrower’s option, borrowings under Tranche B will bear interest at (a) 1.50% per annum plus the applicable LIBOR rate, or (b) the higher of (1) 0.50% per annum plus the Federal Funds Rate, or (2) the prime rate publicly announced by Bank of America.  U.S. Dollar borrowings bear an interest rate equal to the greater of (a) Federal Fund rate plus 0.50% and (b) prime rate publicly announced by Bank of America.  Foreign currency borrowings bear an interest rate equal to LIBOR plus 1.75%.  All borrowings made under Tranche B must be denominated in U.S. Dollars.

The Agreement has a material covenant, which states that the Company is limited in total net debt, defined as debt minus unrestricted cash, to 2.5 times consolidated EBITDA.  The Agreement is fully guaranteed by the equity interests of the following subsidiaries: Walden E-Learning, Inc., Walden University, Inc., The Canter Group of Companies, and Canter and Associates, Inc.

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

Overview

Laureate is focused exclusively on providing a superior higher education experience to its over 193,000 students through the leading global network of accredited campus-based and online higher education institutions.  The Company’s educational services are offered through three separate reportable segments: Campus Based - Latin America (“Latin America”), Campus Based - Europe (“Europe”) and Laureate Online Education.  Latin America and Europe own or maintain controlling interests in eleven and seven separately accredited higher education institutions, respectively.  The Latin America segment has locations in Mexico, Chile, Peru, Ecuador, Honduras, Panama, and Costa Rica. The Europe segment has locations in Spain, Switzerland, and France.  The Laureate Online Education segment provides career-oriented degree programs to approximately 26,000 students through Walden E-Learning, Inc. (“Walden”), Laureate Education Online BV, and Canter and Associates (“Canter”).

Discontinued Operations

The Company intends to sell the operations of a non-strategic business in the European segment, accordingly the business has been classified as discontinued operations during the third quarter of 2005.  On February 28, 2005, the Company closed the sale of its Wall Street Institute (“WSI”) business to WSI Education S.a.r.l.  The WSI business was classified as a discontinued operation in both 2004 and 2005. See Note 3 to the unaudited consolidated financial statements for more information regarding these transactions.

Seasonality

Most of the schools in the Company’s network have a summer break when classes are generally not in session and during which minimal revenues are recognized.  Operating expenses, however, do not fully correlate to the enrollment and revenue cycles, as the schools continue to incur fixed costs during summer breaks.  As a result, the fourth quarter is the Company’s strongest quarter because all of its higher education institutions are in session.  The second quarter is also strong as most schools have classes in session, although the Company’s largest school, located in Mexico, is in session for only part of that quarter.  The first and third quarters are weaker quarters because the majority of the Company’s schools have summer breaks for some portion of these two quarters. Due to this seasonality, revenues and profits in any quarter are not necessarily indicative of results in subsequent quarters.

The following chart shows the enrollment cycles for each higher education institution.  In the chart, shaded areas represent periods when classes are generally in session and revenues are recognized.  Areas that are not shaded represent summer breaks during which revenues are not typically recognized.  The large circles indicate the Primary Enrollment start dates of the Company’s schools, and the small circles represent Secondary Enrollment start dates (smaller intake cycles).  Enrollment and revenue recognition are year round for the Online segment.

Reportable Segments

The following table is derived from the Company’s consolidated financial statements and represents financial information of the Company’s reportable segments for the three months ended September 30, 2005 and 2004:

			Laureate
	Latin		Online
	America	Europe	Education	Unallocated	Consolidated
	(in thousands)
September 30, 2005
Segment revenues	$131,574	$21,821	$45,809	$—	$199,204
Segment direct costs	(95,988)	(29,474)	(38,755)	—	(164,217)
Campus-based segment’s overhead	—	—	—	(5,635)	(5,635)
Segment profit (loss)	35,586	(7,653)	7,054	(5,635)	29,352
General and administrative expenses	—	—	—	(7,173)	(7,173)
Non-cash stock compensation expense	—	—	—	(1,335)	(1,335)
Operating income (loss)	$35,586	$(7,653)	$7,054	$(14,143)	$20,844

September 30, 2004
Segment revenues	$93,668	$17,284	$35,158	$—	$146,110
Segment direct costs	(67,615)	(21,749)	(30,053)	—	(119,417)
Campus-based segment’s overhead	—	—	—	(2,646)	(2,646)
Segment profit (loss)	26,053	(4,465)	5,105	(2,646)	24,047
General and administrative expenses	—	—	—	(5,450)	(5,450)
Non-cash stock compensation expense	—	—	—	(891)	(891)
Operating income (loss)	$26,053	$(4,465)	$5,105	$(8,987)	$17,706

The following table is derived from the Company’s consolidated financial statements and represents financial information of the Company’s reportable segments for the nine months ended September 30, 2005 and 2004, respectively:

			Laureate
	Latin		Online
	America	Europe	Education	Unallocated	Consolidated
	(in thousands)
September 30, 2005
Segment revenues	$338,812	$127,944	$130,850	$—	$597,606
Segment direct costs	(268,837)	(118,905)	(117,197)	—	(504,939)
Campus-based segment’s overhead	—	—	—	(11,123)	(11,123)
Segment profit	69,975	9,039	13,653	(11,123)	81,544
General and administrative expenses	—	—	—	(19,074)	(19,074)
Non-cash stock compensation expense	—	—	—	(2,529)	(2,529)
Operating income (loss)	$69,975	$9,039	$13,653	$(32,726)	$59,941

September 30, 2004
Segment revenues	$243,082	$98,958	$94,477	$—	$436,517
Segment direct costs	(192,670)	(88,222)	(84,164)	—	(365,056)
Campus-based segment’s overhead	—	—	—	(7,946)	(7,946)
Segment profit (loss)	50,412	10,736	10,313	(7,946)	63,515
General and administrative expenses	—	—	—	(16,170)	(16,170)
Non-cash stock compensation expense	—	—	—	(3,886)	(3,886)
Operating income (loss)	$50,412	$10,736	$10,313	$(28,002)	$43,459

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

Comparison of results for the three months ended September 30, 2005 to results for the three months ended September 30, 2004.

Revenues.  Total revenues increased by $53.1 million, or 36%, to $199.2 million for the three months ended September 30, 2005 (the “2005 fiscal quarter”) from $146.1 million for the three months ended September 30, 2004 (the “2004 fiscal quarter”).  This revenue increase was driven primarily by increased total enrollment at the Company’s higher education institutions, plus the impact of acquisitions within the last two years.

Latin America revenue for the 2005 fiscal quarter increased by $37.9 million, or 40%, to $131.6 million compared to $93.7 million for the 2004 fiscal quarter.  Enrollment increases of 25.8% in schools owned in both fiscal quarters added revenues of $15.7 million over the 2004 fiscal quarter.  The acquisition of Universidad Peruana de Ciencias Aplicadas (“UPC”), Universidad Latinoamericana de Ciencia y Tecnologia (“ULACIT”), and Universidad Tecnologica Centroamericana (“UNITEC”) as well as the acquisition of two campuses at Universidad del Valle de Mexico (“UVM”) within the last 12 months contributed additional revenue of $11.4 million.  For schools owned in both fiscal quarters, the Company increased local currency tuition by a weighted average of 3.8%, which served to increase revenues by $3.4 million.  Each institution in the segment offers programs at various prices based upon degree program.  For the 2005 fiscal quarter, the effects of product mix resulted in a $3.0 million reduction in revenue compared to the 2004 fiscal quarter, primarily due to lower-priced working adult and high school enrollments.  The effects of currency translation increased revenues by $10.4 million, primarily due to the strengthening of the Chilean Peso and Mexican Peso relative to the U.S. Dollar. Latin America revenue represented 66% of total revenues for the 2005 fiscal quarter, and 64% of total revenues for the 2004 fiscal quarter.

Europe revenue for the 2005 fiscal quarter increased by $4.5 million, or 26%, to $21.8 million compared to $17.3 million for the 2004 fiscal quarter. Enrollment increases of 2.5% in schools owned in both fiscal quarters added revenues of $0.9 million over the 2004 fiscal quarter.  The acquisition of Ecole Centrale d’Electronique (“ECE”) and Insititut Francais de Gestion (“IFG”) within the last 12 months contributed additional revenue of $4.2 million.  For schools owned in both fiscal quarters, the Company increased local currency tuition by a weighted average of 3.8%, which served to increase revenues by $0.7 million.  Each institution in the segment offers programs at various prices based upon degree or certificate program.  For the 2005 fiscal quarter, the effects of product mix resulted in a $1.1 million reduction in revenue compared to the 2004 fiscal quarter.  The effects of currency translation reduced revenues by $0.2 million, due to the weakening of the Euro and Swiss Franc against the U.S. Dollar.  Europe revenue represented 11% of total revenues for the 2005 fiscal quarter and 12% of total revenues for the 2004 fiscal quarter.

Laureate Online Education revenue increased by $10.7 million, or 30%, to $45.8 million for the 2005 fiscal quarter compared to $35.1 million the 2004 fiscal quarter.  Enrollment increases of 23%, added revenues of $6.7 million. Tuition increases accounted for $1.7 million of additional revenues, and other factors, primarily a favorable change in degree program mix, added $2.3 million.  Laureate Online Education revenue represented 23% of total revenues for the 2005 fiscal quarter, and 24% of total revenues for the 2004 fiscal quarter.

Direct Costs. Total direct costs of revenues increased by $47.9 million, or 39%, to $169.9 million for the 2005 fiscal quarter from $122.0 million for the 2004 fiscal quarter.  Direct costs represented 85% of total revenues in the 2005 fiscal quarter and 84% of total revenues for the 2004 fiscal quarter.

Latin America direct costs increased by $28.4 million to $96.0 million, or 73% of Latin America revenue for the 2005 fiscal quarter, compared to $67.6 million or 72% of Latin America revenue for the 2004 fiscal quarter.  An increase of $10.8 million in direct costs reflected higher expenses due to increased enrollments and expanded operating activities compared to the 2004 fiscal quarter.  Acquired businesses increased direct costs by $10.5 million.  For the 2005 fiscal quarter, the effects of currency translations increased direct costs by $7.1 million, primarily the strengthening of the Chilean Peso and Mexican Peso against the U.S. Dollar.

Europe direct costs increased by $7.8 million to $29.5 million, or 135% of Europe revenue for the 2005 fiscal quarter, compared to $21.7 million, or 126% of Europe revenue for the 2004 fiscal quarter.  The margin decline was due to the strategic acquisition of a relatively lower margin business.  The negative margins in both fiscal quarters results from general seasonality due to the shut down of the majority of these higher education institutions.  Higher enrollments and expanded operations at the higher education institutions compared to the 2004 fiscal quarter increased direct costs by $1.9 million, and acquired businesses increased direct costs by $6.1 million.  For the 2005 fiscal quarter, the effects of currency translations decreased direct costs by $0.2 million, due to the weakening of the Euro and Swiss Franc against the U.S. Dollar.

Campus-based segment’s overhead expense increased by $3.0 million to $5.6 million for the 2005 fiscal quarter, compared to $2.6 million for the 2004 fiscal quarter, representing 3.7% and 2.4% of total campus-based revenues, respectively.  This increase is due to the accrual of performance-based compensation in the third quarter of 2005, as well as the development of a regional management office.

Laureate Online Education direct costs increased by $8.7 million to $38.8 million, or 85% of Laureate Online Education revenue for the 2005 fiscal quarter, compared to $30.1 million, or 85% of Laureate Online Education revenue for the 2004 fiscal quarter.

Other Operating Expenses.  Other expenses increased by $2.2 million to $8.5 million for the 2005 fiscal quarter from $6.3 million for the 2004 fiscal quarter.

General and administrative expenses increased by $1.8 million in the 2005 fiscal quarter to $7.2 million from $5.4 million in the 2004 fiscal quarter, reflecting the growth in the Company’s global operations.

Non-cash stock compensation expense increased $0.4 million to $1.3 million for the 2005 fiscal quarter compared to $0.9 million for the 2004 fiscal quarter.  Restricted stock issued by the Company to senior executives resulted in non-cash compensation of $1.3 million in the 2005 fiscal quarter compared to $0.4 million in the 2004 fiscal quarter.

Non-Operating Income/Expense.  Non-operating income/expense changed to income of $0.2 million in the 2005 fiscal quarter from expense of $1.4 million in the 2004 fiscal quarter.

Interest and other income increased $1.7 million to $2.9 million from $1.2 million in the 2004 fiscal quarter, primarily due to the increase in interest-bearing corporate and Chilean long-term notes receivable.

Interest expense increased $0.5 million to $2.6 million from $2.1 million in the 2004 fiscal quarter primarily due to indebtedness assumed in the Company’s 2004 acquisitions.

Income Taxes. The Company has operations in multiple countries, many of which have statutory tax rates lower than those of the United States.  Approximately 79% of the Company’s revenues are generated outside the United States. Generally lower effective tax rates in these foreign jurisdictions result in an effective tax rate significantly lower than the United States statutory rate.

The tax provisions for the 2005 and 2004 fiscal quarters were based on the estimated effective tax rates applicable for the 2005 and 2004 full years, after giving effect to significant items related specifically to the interim periods, including the mix of income for the period between higher and lower taxed jurisdictions.  The Company’s effective tax rates from continuing operations were 14.2% and 17.2% for the 2005 and 2004 fiscal quarters, respectively.

Minority Interest in Income of Consolidated Subsidiaries, Net of Tax.  Minority interest in income of consolidated subsidiaries, net of tax, increased $1.6 million to $5.8 million in the 2005 fiscal quarter from $4.2 million in the 2004 fiscal quarter.  This increase was primarily due to an increase in net income at Universidad de Las Americas (“UDLA”), Universidad Andres Bello (“UNAB”), and UVM, as well as the acquisition of UPC in September 2004 and the buyout of the ownership interest of the minority shareholders at Universidad Europea de Madrid (“UEM”) in December 2004.  This increase is partially offset by the impact of the Company’s buy-out of the ownership interests of the minority shareholders at Walden in September 2004 and the acquisition of companies generating losses in the 2005 fiscal quarter with minority ownership interests, ECE and IFG, in October and November 2004, respectively.

Comparison of results for the nine months ended September 30, 2005 to results for the nine months ended September 30, 2004.

Revenues.  Total revenues increased by $161.1 million, or 37%, to $597.6 million for the nine months ended September 30, 2005 (the “2005 fiscal nine-month period”) from $436.5 million for the nine months ended September 30,

2004 (the “2004 fiscal nine-month period”).  This revenue increase was driven primarily by increased total enrollment at the Company’s higher education institutions, plus the impact of acquisitions within the last two years.

Latin America revenue for the 2005 fiscal nine-month period increased by $95.7 million, or 39%, to $338.8 million compared to $243.1 million for the 2004 fiscal nine-month period.  Enrollment increases of 25.8% in schools owned in both fiscal nine-month periods added revenues of $41.4 million over the 2004 fiscal nine-month period.  The acquisition of UPC, ULACIT, and UNITEC as well as the acquisition of two campuses at UVM within the last 12 months contributed additional revenue of $40.0 million.  For schools owned in both fiscal nine-month periods, the Company increased local currency tuition by a weighted average of 3.8%, which served to increase revenues by $8.9 million.  Each institution in the segment offers programs at various prices based upon degree program.  For the 2005 fiscal nine-month period, the effects of product mix resulted in a $10.1 million reduction in revenue compared to the 2004 fiscal nine-month period, primarily due to lower-priced working adult and high school enrollments.  The effects of currency translation increased revenues by $15.5 million, primarily due to the strengthening of the Chilean Peso and Mexican Peso relative to the U.S. Dollar. Latin America revenue represented 57% of total revenues for the 2005 fiscal nine-month period and 56% for the 2004 fiscal nine-month period.

Europe revenue for the 2005 fiscal nine-month period increased by $29.0 million, or 29%, to $127.9 million compared to $98.9 million for the 2004 fiscal nine-month period. Enrollment increases of 0.7% in schools owned in both fiscal nine-month periods had a negligible impact on revenues, and the acquisition of Institute of Executive Development (“IEDE”), ECE and IFG within the last 12 months contributed additional revenue of $22.8 million.  For schools owned in both fiscal nine-month periods, the Company increased local currency tuition by a weighted average of 3.7%, which served to increase revenues by $3.8 million.  Each institution in the segment offers programs at various prices based upon degree or certificate program.  For the 2005 fiscal nine-month period, the effects of product mix resulted in a $1.5 million reduction in revenue compared to the 2004 fiscal nine-month period.  The effects of currency translation increased revenues by $3.9 million, due to the strengthening of the Euro and Swiss Franc against the U.S. Dollar. Europe revenue represented 21% of total revenues for the 2005 fiscal nine-month period and 23% for the 2004 fiscal nine-month period.

Laureate Online Education revenue increased by $36.4 million, or 38%, to $130.9 million for the nine months ended September 30, 2005 compared to $94.5 million the nine months ended September 30, 2004.  Enrollment increases of 23%, added revenues of $16.7 million, and the Laureate Online Education B.V. acquisition added revenues of $2.9 million.  Tuition increases accounted for $4.3 million of additional revenues, and other factors, primarily a favorable change in degree program mix, added $12.5 million.  Laureate Online Education revenue represented 22% of total revenues for the nine months ended September 30, 2005 and for the nine months ended September 30, 2004.

Direct Costs. Total direct costs of revenues increased $143.1 million, or 38%, to $516.1 million for the 2005 fiscal nine-month period from $373.0 million for the 2004 fiscal nine-month period.  Direct costs represented 86% of total revenues in the 2005 fiscal nine-month period and 85% of total revenues for the 2004 fiscal nine-month period.

Latin America direct costs increased by $76.2 million to $268.8 million, or 79% of Latin America revenue for the 2005 fiscal nine-month period, compared to $192.7 million or 79% of Latin America revenue for the 2004 fiscal nine-month period. An increase of $29.6 million in direct costs reflected higher expenses due to increased enrollments and expanded operating activities compared to the 2004 fiscal nine-month period.  Acquired businesses increased direct costs by $35.9 million.  For the 2005 fiscal nine-month period, the effects of currency translations increased direct costs by $10.7 million, primarily the strengthening of the Chilean Peso and Mexican Peso against the U.S. Dollar.

Europe direct costs increased by $30.7 million to $118.9 million, or 93% of Europe revenue for the 2005 fiscal nine-month period, compared to $88.2 million, or 89% of Europe revenue for the 2004 fiscal nine-month period.  The margin decline was due to the strategic acquisition of a relatively lower margin business.  Higher enrollments and expanded operations at the higher education institutions compared to the 2004 fiscal nine-month period increased direct costs by $4.0 million, and acquired businesses increased direct costs by $23.5 million.  For the 2005 fiscal nine-month period, the effects of currency translations increased direct costs by $3.2 million, due to the strengthening of the Euro and Swiss Franc against the U.S. Dollar.

Campus-based segment’s overhead expense increased by $3.2 million to $11.1 million for the 2005 fiscal nine-month period, compared to $7.9 million for the 2004 fiscal nine-month period.  These amounts represent 2.4% and 2.3% of campus based revenues, respectively.  This increase is due to the accrual of performance-based compensation in the third quarter of 2005, as well as the development of a regional management office.

Laureate Online Education direct costs increased by $33.0 million to $117.2 million, or 90% of Laureate Online Education revenue for the 2005 fiscal nine-month period, compared to $84.2 million, or 89% of Laureate Online Education revenue for the 2004 fiscal nine-month period.  Program efficiencies due to higher enrollment volumes were offset by investments in brand development and student advisory services.

Other Operating Expenses.  Other expenses increased by $1.5 million to $21.6 million for the 2005 fiscal nine-month period from $20.1 million for the 2004 fiscal nine-month period.

General and administrative expenses increased by $2.9 million in the 2005 fiscal nine-month period to $19.1 million from $16.2 million in the 2004 fiscal nine-month period. The increase in expenses was primarily due to higher payroll and other employee related costs resulting from increased headcount, training costs and travel expenses to support the rapid growth in the Company’s global operations.

Non-cash stock compensation expense decreased $1.4 million to $2.5 million for the 2005 fiscal nine-month period compared to $3.9 million for the 2004 fiscal nine-month period.  The decrease was primarily due to a non-recurring variable stock option charge of $1.1 million in the 2004 fiscal nine-month period related to the inadvertent exercise of stock options by employees on a net share basis.

Non-Operating Income/Expense.  Non-operating income/expense decreased to income of $0.1 million for the 2005 fiscal nine-month period from income of $14.8 million in the 2004 fiscal nine-month period.

Interest and other income decreased $11.9 million to $8.6 million from $20.5 million in the 2004 fiscal nine-month period, primarily due to a reduction in interest income related to the early repayment of a note receivable originally issued on June 30, 2003, as partial consideration for the sale of the Company’s K-12 segments to Educate with an original issue discount of $13.4 million.

Interest expense increased $2.5 million primarily due to indebtedness assumed with the Company’s 2004 acquisitions.

Income Taxes. The Company has operations in multiple countries, many of which have statutory tax rates lower than the United States.  Approximately 80% of the Company’s revenues are generated outside the United States. Generally lower effective tax rates in these foreign jurisdictions results in an effective tax rate significantly lower than the United States statutory rate.

The tax provisions for the 2005 and 2004 fiscal nine-month periods were based on the estimated effective tax rates applicable for the 2005 and 2004 full years, after giving effect to significant items related specifically to the interim periods, including the mix of income for the period between higher and lower taxed jurisdictions.  The Company’s effective tax rates from continuing operations were 14.0% and 17.0% for the 2005 and 2004 fiscal nine-month periods, respectively.

Liquidity and Capital Resources

Cash provided by operations was $95.9 million for the 2005 fiscal nine-month period, an increase of $31.4 million from $64.5 million for the 2004 fiscal nine-month period.  This increase was driven by several factors, including a $6.5 million increase in net income for the 2005 fiscal nine-month period.  Adjustments for significant non-cash income and expense included a $7.0 million increase in depreciation and amortization, a $2.8 million reduction in non-cash stock compensation in the 2005 fiscal nine-month period, and a $2.4 million loss on disposition of discontinued operations in the 2005 fiscal nine-month period only.  In addition, the 2004 fiscal nine-month period net income included $12.7 million of a non-cash acceleration of original issue discount that did not recur in the 2005 fiscal nine-month period.  Non-cash activity in deferred income taxes decreased by $10.1 million between the 2004 and 2005 fiscal nine-month periods.  The operating assets and liabilities for both fiscal nine-month periods changed $15.6 million to a source of cash of $6.9 million in the 2005 fiscal nine-month period compared to a use of cash of $8.7 million in the 2004 fiscal nine-month period.  This increase is due primarily to receipt of a $15.7 million income tax refund in the 2005 fiscal nine-month period.

Cash used in investing activities increased $51.9 million from $67.4 million for the 2004 fiscal nine-month period to $119.3 million for 2005 fiscal nine-month period.  Late in the second quarter of 2004, the Company collected a $55.0 million related party note receivable taken in connection with the 2003 sale of its K-12 business segments.  Investing activities in the 2005 fiscal nine-month period included $12.7 million collected in connection with the disposition of discontinued operations, which is $42.3 million less than in the 2004 fiscal nine-month period.  The 2005 fiscal nine-month period also included a $13.4 million increase in payments of consideration for acquisitions than did the 2004 fiscal nine-month period, primarily due to payments to prior owners of Walden and UNAB. Our change in notes receivables was $6.6 million less in the 2005 fiscal nine month period of $5.4 million from $12.0 million for the 2004 fiscal nine-month period. Net transactions in available-for-sale securities provided $7.8 million more in cash and purchases of property and equipment were $8.8 million higher in the 2005 fiscal nine-month period than in the 2004 fiscal nine-month period.

Cash provided by financing activities for the 2005 fiscal nine-month period was $1.9 million compared to cash provided by financing activities for the 2004 fiscal nine-month period of $10.6 million, a change of $8.7 million. The most significant component of this change was a net increase in payments of debt of $2.6 million from the 2004 fiscal nine-month period to the 2005 fiscal nine-month period.

The foreign currency effect on our operations resulted in an increase in cash of $3.4 million for the 2005 fiscal nine-month period compared to a decrease of $3.2 million for the same period in 2004.

On October 26, 2005, the Company entered into a 364-day, $120.0 million Credit Agreement (the “Agreement”) with Bank of America, N.A. (“Bank of America”) and certain other parties thereto.  The Agreement expires on October 25, 2006 and is comprised of two tranches: Tranche A for $90.0 million and Tranche B for $30.0 million.  Tranche B has a $20.0 million sublimit for standby letters of credit.  The Agreement effectively supercedes the existing $30.0 million Credit Agreement dated June 30, 2003 by incorporating it as Tranche B in the Agreement.  See Note 14 to the unaudited consolidated financial statement for additional information on the Agreement.

The Company anticipates that cash flow from operations, available cash and existing credit facilities will be sufficient to meet its operating requirements, including some expansions of its existing business.  The Company continues to examine opportunities in the educational services industry for potential synergistic acquisitions and expects that existing capital resources (including credit facilities) will be sufficient to continue to acquire businesses in the educational services industry.  However, if the Company were to pursue a number of acquisitions or major expansions, additional debt or equity capital may be required.  The Company cannot be certain that this capital would be available on attractive terms, if at all.

Contractual Obligations and Contingent Matters

The following tables reflect the Company’s contractual obligations and other commercial commitments as of  September 30, 2005:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Due in less than 1 year	Due in 1-3 years	Due in 4-5 years	Due after 5 years
Long-term debt (1)	$119,649	$43,453	$32,474	$10,277	$33,445
Operating leases	238,717	32,992	91,545	49,755	64,425
Due to shareholders of acquired companies	45,805	10,462	26,856	2,425	6,062
Other obligations (2)	2,790	2,790	—	—	—
Total contractual cash obligations	$406,961	$89,697	$150,875	$62,457	$103,932

	Amount of Commitment Expiration Per Period (in thousands)
Commercial Commitments	Total Amounts Committed	Due in less than 1year	Due in 1-3 years	Due in 4-5 years	Due after 5 years
Lines of credit	$—	$—	$—	$—	$—
Guarantees (3)	9,206	3,570	3,995	1,459	182
Purchase Obligations (4)	13,129	1,507	11,622	—	—
Standby letters of credit (5)	15,070	15,070	—	—	—
Kendall College (6)	2,600	2,600	—	—	—
Total commercial commitments	$40,005	$22,747	$15,617	$1,459	$182

(1) Effective June 30, 2003, the Company entered into an unsecured line of credit agreement of $30.0 million, with a $5.0 million sub-limit for standby letters of credit, which is intended for working capital purposes.  The line of credit was effectively superceded on October 26, 2005 by the Agreement entered into by the Company with Bank of America for $120.0 million. There was no outstanding balance on the line of credit at September 30, 2005.  Individual units within campus-based operations have unsecured lines of credit, which total $41.9 million, primarily for working capital purposes.  The aggregate outstanding balance on the campus-based segments’ lines of credit was $37.4 million at September 30, 2005, which is included in the current portion of long-term debt. The weighted average short-term borrowing rates were 8.5% and 7.1% at September 30, 2005 and 2004, respectively.

(2) In connection with the sale of substantially all of the Company’s K-12 segments to Educate, the Company entered into a three-year management service agreement with Educate, which terminates June 30, 2006.  Under the terms of the agreement, Educate provides certain support services, including specified accounting, benefits, IT, human resources, purchasing and payroll services to Laureate. Conversely, the Company will provide certain support services, primarily in the areas of facilities, tax, and treasury, to Educate.  The agreement is based on a fixed-fee, adjusted as appropriate based on increases to predetermined service volumes.  The net fee due to Educate on a monthly basis is approximately $0.3 million, for a total amount due of approximately $2.8 million.

(3) Subsequent to the divestiture of the K-12 segments, all leases related to Sylvan Learning Centers acquired by Educate were renegotiated or assigned in the name of Educate during the third quarter of 2003.  Leases with remaining payments of $4.7 million through December 2008 are guaranteed by the Company.  Under the terms of the Asset Purchase Agreement with Educate, the Company is indemnified against any losses suffered as a result of these lease guarantees. During 2004, the Company entered into an agreement to guarantee lease payments owed by Kendall College to Key Equipment Finance. Equipment leases with remaining payments of $4.5 million through December 2011 are guaranteed by the Company under this agreement.

(4) As part of the 2004 acquisition of ECE, the Company committed to purchase the remaining 30% ownership from the sellers on December 31, 2008 for approximately $8.4 million.  The agreement is denominated in Euros, and is subject to foreign currency exchange rate risk on the date of payment. As part of the 2004 acquisition of IFG, the Company committed to additional capital contributions, which will increase the Company’s share of ownership.  The agreement provides that, no later than July 31, 2006 and July 31, 2007, the Company must contribute approximately $1.5 million and $2.2 million, respectively, resulting in an increase in ownership share of 16% and 23%, respectively.  In addition, during the period October through November 2008, the sellers may exercise a put option requiring the Company to purchase the remaining 10% ownership for approximately $1.0 million.  The agreement is denominated in Euros, and is subject to foreign currency exchange rate risk on the dates of payment.

(5) The Company has approximately $15.1 million outstanding in standby letters of credit.  The Company is self-insured for workers compensation and other insurable risks up to predetermined amounts above which third party insurance applies.  The Company is contingently liable to insurance carriers under certain of these policies and has provided a letter of credit in favor of the insurance carriers for approximately $1.1 million.  The Company has also provided a standby letter of credit in the amount of $1.4 million assuring the collectibility of a line of credit at Academia de Idiomas y Estudios Profesionales (“AIEP”), which is being used for working capital purposes.  The outstanding balance on the AIEP line of credit was $2.2 million at September 30, 2005. In the first quarter of 2005, the Company obtained a $12.0 million standby letter of credit in favor of WSI Education S.A.R.L. for a tax indemnification related to the WSI sale.

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

Additional amounts of contingent consideration are due the sellers of UDLA based on operating results for the three years ending December 31, 2006.  On the later of March 31, 2006 or 45 days after the Company receives the audited financial statements of Decon, the holding company that controls and operates UDLA, the Company is obligated to the sellers for an amount equal to 60% of six times (i) average recurring earnings before interest and income taxes (“EBIT”) for 2004 and 2005, less (ii) 2000 EBIT; this result is reduced by (iii) 42% of certain specified debt.  Assuming EBIT remains at 2004 levels for 2005, the Company would be obligated to the sellers for approximately $60.9 million.  No later than March 31, 2007, the Company is obligated to the sellers for an amount equal to 20% of four times (i) average recurring EBIT for 2005 and 2006; this result is reduced by (ii) 20% of certain specified debt and (iii), $6.5 million.   Assuming EBIT remains at 2004 levels for 2005 and 2006, the Company would be obligated to the sellers for approximately $12.6 million.  The Company has pledged its shares of Decon to satisfy its payment obligations to the sellers.  The Company cannot dispose of, lien or encumber the shares without the prior approval of the sellers.

Effective April 1, 2008, the minority owners of UDLA have the right to require the Company to purchase their remaining 20% interest in Decon for a variable purchase price based on 4.5 times average recurring EBIT for certain specified periods. Effective April 1, 2009, the Company has a call right to acquire the remaining 20% interest for a variable purchase price based on 5.0 times average EBIT for certain specified periods.

Effective April 1, 2009, the minority owners of UNAB and AIEP have the right to require the Company to purchase their 20% interest for a variable purchase price based on average recurring EBIT for certain specified periods. Effective April 1, 2009, the Company has a call right to acquire this 20% interest under a similar methodology for certain specified periods.

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

Impact of Recently Issued Accounting Standards.

In June 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 replaces Accounting Principal Board (“APB”) Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. SFAS 154 also requires that a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS 123R”), Share-Based Payment.  SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB Opinion 25, which generally recognizes no compensation expense for employee stock options with exercise prices at the date of grant equal to or greater than the quoted market value of the underlying stock.  The adoption of the fair value method under SFAS 123R is expected to have a material impact on the results of operations.  SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a cash flow from financing activities rather than a cash flow from operating activities.  This requirement will reduce net cash flow from operations and increase net cash flow from financing activities in the periods after adoption.  The effective date is the first annual reporting period beginning after June 15, 2005. The Company is currently evaluating the Black-Scholes and binomial lattice valuation models and the modified-prospective-transition and modified-retrospective-transition provisions of this standard and will begin applying the valuation and transition provisions of SFAS 123R in the first quarter of 2006.

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

Foreign Currency Risk

The Company derives approximately 80% of its revenues outside the United States.  This business is transacted through a network of international subsidiaries, generally in the local currency that is considered the functional currency of that foreign subsidiary.  Expenses are also incurred in the foreign currencies to match revenues earned, which minimizes the Company’s exchange rate exposure to operating margins.  A hypothetical 10% adverse change in average foreign currency exchange rates would have decreased operating income and cash flows for the 2005 fiscal nine-month period by $9.0 million. The Company generally views its investment in most of its foreign subsidiaries as long-term. The effects of a change in foreign currency exchange rates on the Company’s net investment in foreign subsidiaries are reflected in accumulated other comprehensive income on the Company’s balance sheets.  A 10% depreciation in functional currencies relative to the U.S. dollar would have resulted in a decrease in the Company’s net investment in foreign subsidiaries of approximately $67.2 million at September 30, 2005.

The Company occasionally enters into foreign exchange forward contracts to reduce the earnings impact of non-functional currency denominated receivables.  The primary business objective of the activity is to protect the U.S. dollar value of the Company’s assets and future cash flows with respect to exchange rate fluctuations.  At September 30, 2005, the Company had two forward contracts with expiration dates in 2005 and 2009, respectively.  The gains and losses on these contracts are deferred in accumulated other comprehensive income until the changes in the underlying financial instruments are recorded in the income statement. At this time, the deferred gains and losses will be reclassified from accumulated other comprehensive income on the balance sheet to the income statement.

Interest Rate Risk

The Company holds its cash and cash equivalents in high quality, short-term, fixed income securities.  Consequently, the fair value of the Company’s cash and cash equivalents would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due to the short-term nature of the Company’s portfolio.  The Company’s revolving credit facility bears interest at variable rates, and the fair value of this instrument is not significantly affected by changes in market interest rates.  A 100 basis point decrease in interest rates would have decreased net interest income for the 2005 fiscal nine-month period by $0.4 million.

The table below provides information about the Company’s financial instruments that are sensitive to changes in interest rates.  The table presents cash flows of weighted-average interest rates and principal payments for the following years ending September 30.  The fair value of the debt below approximates book value.

Total debt and due to shareholders of acquired companies (in millions of US dollars):	2006	2007	2008	2009	2010	Thereafter	Total
	(in millions)
Fixed rate (Chilean peso)	$17.6	$22.8	$5.5	$1.3	$0.1	$0.6	$47.9
Average interest rate	6.2%	6.0%	5.4%	5.4%	8.5%	8.5%	—
Fixed rate (Swiss franc)	3.7	2.2	2.2	2.2	2.0	24.0	36.3
Average interest rate	2.0%	2.1%	2.3%	2.4%	2.6%	2.9%	—
Fixed rate (Euro)	1.1	0.7	0.3	1.7	0.2	1.7	5.7
Average interest rate	6.7%	6.9%	7.0%	6.9%	6.9%	6.9%	—
Fixed rate (other)	1.5	1.7	4.9	2.4	1.2	7.3	19.0
Average interest rate	1.5%	1.4%	0.8%	0.0%	0.0%	0.0%	—
Variable rate (Chilean peso)	9.3	0.2	0.2	0.2	0.2	1.0	11.1
Average interest rate	6.1%	3.5%	3.5%	3.5%	3.5%	3.5%	—
Variable rate (Swiss franc)	0.2	0.1	—	—	—	5.4	5.7
Average interest rate	3.9%	3.9%	—	—	—	3.9%	—
Variable rate (Euro)	4.4	1.4	0.6	0.5	0.3	3.4	10.6
Average interest rate	3.5%	3.4%	3.4%	3.4%	3.4%	3.4%	—
Variable rate (Mexican Peso)	14.9	0.9	0.9	—	1.8	—	18.5
Average interest rate	8.3%	3.3%	2.9%	—	2.8%	—	—
Variable rate (other)	1.2	2.1	2.1	2.1	1.1	2.0	10.6
Average interest rate	10.0%	10.0%	10.0%	10.0%	10.0%	10.0%	—

The weighted-average interest rates for the variable debt were calculated using the interest rate in effect as of September 30, 2005 for each debt instrument.

Investment Risk

The Company has an investment portfolio that includes short-term investments in available-for-sale debt and equity securities.  The Company’s investment portfolio is exposed to risks arising from changes in these investment values.

All the potential impacts noted above are based on sensitivity analysis performed on the Company’s financial position at September 30, 2005.  Actual results may differ materially.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the chief executive officer and the principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2005. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the chief executive officer and principal financial officer, to allow timely decisions regarding required disclosure.  Based on that evaluation, the chief executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

The Company’s management, including the chief executive officer and principal financial officer, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the quarterly period ended September 30, 2005, and has concluded that there was no change that occurred during the quarterly period ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

The Company is not currently a party to any litigation that management believes to be material.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

None.

Item 6.    Exhibits

(a)   Exhibits filed with this report:

Exhibit Number	Description
31.01	Certification of Douglas L. Becker pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of Edward A. Cabanas pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification of Douglas L. Becker pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02	Certification of Edward A. Cabanas pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 3, 2005.

LAUREATE EDUCATION, INC.
(Registrant)

By:	/s/ Douglas L. Becker
Douglas L. Becker
Director, Chairman of the Board and Chief Executive Officer