Form 10-K
period 2005-12-31
LAUREATE EDUCATION, INC.
filed 2006-03-16
CIK 912766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2005.

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to the Section 12(g) of the Act:

Common Stock, Par Value $.01

Preferred Stock Purchase Rights

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒. No ☐.

Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐. No ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d), of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒. No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐. No  ☒

The aggregate market value of voting Common Stock held by non-affiliates of the registrant was approximately $2,336,660,931 as of June 30, 2005.

The registrant had 49,901,220 shares of Common Stock outstanding as of March 1, 2006.

Circular 230 Notice: In accordance with Treasury Regulations which became applicable to all tax practitioners as of June 20, 2005, please note that any tax advice given herein (and in any attachments) is not intended or written to be used, and cannot be used by any taxpayer, for the purpose of (i) avoiding tax penalties or (ii) promoting, marketing or recommending to another party any transaction or matter addressed herein

DOCUMENTS INCORPORATED BY REFERENCE

Certain information in Laureate Education, Inc.’s definitive Proxy Statement for its 2006 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than April 30, 2006, is incorporated by reference in Part III of this Form 10-K.

INDEX

PART I.

Item 1.	Business
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Consolidated Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III.

Items 10, 11, 12, 13, and 14 are incorporated by reference to Laureate Education, Inc.’s definitive Proxy Statement which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, no later than April 30, 2006

PART IV.

Item 15.	Exhibits, Financial Statement Schedules

SIGNATURES

PART I.

Item 1. Business

Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K and other materials the Company has filed or may file with the Securities and Exchange Commission, as well as information included in statements made, or to be made, by the Company’s senior management contain, or will contain, “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “anticipate,” “goal,” “may,” “will,” “expect,” “hope,” “believe,” “intend,” “plan,” “estimate,” “project,” “should” and other similar terms. Such forward-looking statements are based on the current facts and circumstances and management’s current strategic plan and are subject to a number of risks and uncertainties that could significantly affect the Company’s current goals and future financial condition.

For a comprehensive description of the types of risks and uncertainties the Company faces, see Item 1.A. “Risk Factors.” of this Annual Report. Please note the forward-looking statements included in this Annual Report on Form 10-K are made only as of the date of this report. The Company assumes no obligation to publicly update any forward-looking statements Investors should not unduly rely on our forward-looking statements when evaluating the information presented in the our filings and reports.

Laureate Education, Inc. (“the Company” or “Laureate”), operates a leading international network of accredited campus-based and online universities and higher education institutions (“higher education institutions” or “schools”). Through this network, Laureate offers a broad range of career-oriented undergraduate and graduate degree programs as well as other services that create a superior higher education experience for students. Currently, Laureate enrolls over 217,000 students at its higher education institutions located throughout The Americas, Europe, and Asia.

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

The schools in Laureate’s network, known as Laureate International Universities, are generally characterized by degree programs in a wide variety of career fields, a curriculum with an international perspective and strong academic and brand name recognition. Laureate’s higher education network creates opportunities for students to access unique and specialized curricula from other institutions within Laureate’s network as well as study abroad programs and other services shared among institutions in the network.

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

Laureate believes in the social and economic importance of expanding access to higher education, thus its business is focused on addressing this global need. The Company also believes that execution of its business model, a rigorous approach to expansion, and product innovation will continue to provide valuable benefits to students as well as generate increases in revenue and operating margins.

The Company’s educational services are offered through three separate business segments: Campus Based - Latin America (“Latin America”), Campus Based – Europe (“Europe”) and Laureate Online Education. In Latin America, the Company owns or maintains controlling interests in eleven separately accredited higher education institutions located in Mexico, Chile, Peru, Ecuador, Panama, Costa Rica, Honduras and Brazil. In Europe, the Company owns or maintains controlling interests in ten separately accredited higher education institutions located in Spain, Switzerland, France and Cyprus. Laureate’s operations in China are managed in the Europe business segment, as those operations are associated with Les Roches, Switzerland. The Laureate Online Education segment provides career-oriented degree programs to approximately 27,000 students through one accredited university - Walden E-Learning, Inc. (“Walden”) - and two institutions that partner with accredited universities - Laureate Online Education B.V. and Canter and Associates (“Canter”).

On June 30, 2003, the Company sold the principal operations comprising its K-12 educational services segments (“K-12 segments”), including certain investments held by Sylvan Ventures LLC (“Ventures”), deemed not strategic to the Company’s higher education business, in a transaction more fully described in Note 3 to the consolidated financial statements. As a result, the Company changed its name from Sylvan Learning Systems, Inc. to Laureate Education, Inc. on May 17, 2004. The Company began trading under a new NASDAQ ticker symbol, LAUR, on May 18, 2004.

As part of the Company’s transformation in 2003 to focus exclusively on post-secondary education, the Company sold its English Language Instruction business, Wall Street Institute (“WSI”), on February 28, 2005 (see Note 3 of the consolidated financial statements).

The information in this Item 1 focuses only on continuing operations of the Company.

Campus-based

The Company owns and operates the leading network of private, post-secondary educational institutions outside the United States. Their program offerings address the fast-growing international demand for career-oriented education. In many international markets, public higher education institutions are unable to adequately increase capacity to address the burgeoning demand for university education. Laureate is uniquely positioned to address higher education demand by expanding campus locations, opening new campus locations, and developing innovative degree programs for traditional students and for students in new market segments, such as the working adult and technical/vocational markets.

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

Latin America Higher Education Institution Descriptions

The Latin America segment is composed of eleven institutions and operates in Mexico, Chile, Peru, Ecuador, Panama, Costa Rica, Honduras and Brazil. The Latin America schools enroll more than 171,000 students and offer more than 100 degree programs through 42 campuses.

The following table presents information about Laureate schools in Latin America:

Higher Education Institution	Principal Locations	Year Founded	Year Acquired	Current Ownership	No. of Campuses	Enrolled Students(1)	Average Annual Tuition(2)	Regulatory Oversight
Universidad del Valle de México	Mexico City, Mexico	1960	2000	80%	21	66,300	$3,600	Mexican Secretary of Education

Universidad de Las Américas	Santiago, Chile	1988	2000	80%	7	30,400	$3,400	Chilean Ministry of Education

Universidad Andrés Bello and AIEP	Santiago, Chile	1989	2003	80%	3	29,400	$3,120	Chilean Ministry of Education

Universidade Anhembi Morumbi	Sao Paulo, Brazil	1970	2005	51%	4	21,200	$3,700	Brazilian Ministry of Education

Universidad Interamericana	San Jose, Costa Rica and Panama City, Panama	1986	2003	100%	2	9,700	$1,400	Costa Rican and Panamanian Ministries of Education

Universidad Peruana de Ciencias Aplicadas	Lima, Peru	1994	2004	80%	2	7,400	$4,500	Ministry of Education & National Assembly of Rectors

Universidad Tecnológica Centroamericana	Tegucigalpa, Honduras	1987	2005	100%	2	4,700	$2,600	Association of Private Universities in Central America; Latin-American Network for University Cooperation

Universidad Latinoamericana de Ciencia y Tecnología	Panama City, Panama	1991	2004	100%	1	1,900	$2,200	Panamanian Ministry of Education

(1)                                  Represents enrollment on the last day of the year rounded to the nearest hundred.

(2)                                  Based on 2005 calendar year data in U.S. dollars rounded to the nearest hundred.

Laureate higher education institutions in Latin America provide a broad range of degrees and programs, and are well regarded by students, employers and government authorities in their respective markets:

•                  Universidad del Valle de México (“UVM”) offers 45 undergraduate (9 specifically for working adults) and 25 graduate degree programs in a broad range of fields including accounting, architecture, business administration, education, engineering and law. The university is the second largest private university in Mexico in number of students and number of campuses. UVM has 21 campuses located throughout Mexico including 10 in Mexico City, four in the central region (Queretaro, San Luis Potosi, Aguascalientes and Guadalajara), four in the southern region (Tuxtla, Villahermosa, Puebla and Toluca) and three in the northern region (Hermosillo, Torreon and Saltillo).

•                  Universidad de Las Américas (“UDLA”) offers 50 undergraduate degree programs focused on business administration, education, engineering, law and psychology through two institutions of higher learning. UDLA operates 7 campuses, four in Santiago, one in Viña del Mar (central Chile), one in Concepción (southern Chile) and a satellite campus in Quito, Ecuador.

•                  Universidad Andrés Bello (“UNAB”) offers 54 undergraduate and 78 graduate degree programs. With degree programs in medicine, dentistry, business administration, law, engineering, psychology, and education, UNAB ranks among the top Chilean universities for its academic quality and brand recognition among high school seniors. UNAB operates three campuses (two in Santiago and one in Viña del Mar) and a marine biology research station in Quintay.

•                  Academia de Idiomas y Estudios Profesionales (“AIEP”) is a professional institute offering 42 technical and vocational programs to traditional and working-adult students at eleven locations throughout Chile. AIEP offers one- to four-year certificate and degree programs, which include technology, management, communications, art, social science, and health science. AIEP’s modular curriculum is geared toward certification of technical/vocational job skills and competencies and is designed to help working adults advance in existing careers, enter new career fields, or prepare for higher levels of university education.

•                  Universidade Anhembi Morumbi (“UAM”) offers more than 50 undergraduate and associate degrees and 20 graduate degrees focused on architecture, business, communication, design, engineering, health sciences, hospitality management and law. Founded in 1970, UAM is a respected institution with programs in Hospitality Management, Fashion Design and Business that are among the highest ranked in the country. UAM has four campuses located in Sao Paulo, Brazil.

•                  Universidad Interamericana (“UI”) offers undergraduate and graduate degree programs in business, hospitality, engineering, communications, and education through two higher education institutions, one in San Jose, Costa Rica and the other in Panama City, Panama. UI was a founding member of the Interamericana Consortium of Higher Education.

•                  Universidad Peruana de Ciencias Aplicadas (“UPC”) offers undergraduate and graduate programs in business, engineering, law, communications and architecture, and technical vocational programs in engineering and information technology through Cibertec. UPC operates two campuses in central Lima.

•                  Universidad Tecnológica Centroamericana (“UNITEC”) offers more than 15 undergraduate and 6 graduate degree programs in Business, Engineering, Hospitality Management, Communications and Information Technology. UNITEC is accredited by AUPRICA (Association of Private Universities in Central America) and RLCU (Latin-American Network for University Cooperation). UNITEC has campuses in Tegucigalpa and San Pedro Sula.

•                  Universidad Latinoamericana de Ciencia y Tecnología (“ULACIT”) offers undergraduate and graduate programs in business, engineering, law and psychology through its campus in Panama City, Panama. ULACIT was the first private university in Panama.

Europe Higher Education Institution Descriptions

The Europe segment is composed of ten institutions, and operates in Spain, Switzerland, France, and Cyprus. Laureate campuses in Europe enroll approximately 19,600 students and offer more than 75 degree programs through 9 campuses.

The following table presents information about Laureate schools in Europe:

Higher Education Institution	Principal Locations	Year Founded	Year Acquired	Current Ownership	No. of Campuses	Enrolled Students(1)		Average Annual Tuition(2)		Regulatory Oversight
Universidad Europea de Madrid	Madrid, Spain	1995	1999	100%	2	8,000		$10,100		Madrid Regional Education Authority

Cyprus College	Nicosia, Cyprus	1961	2005	45%	1	3,500		$6,000	(5)	Cyprus Ministry of Education

Hospitality (3) –Les Roches and Glion	Bluche, Switzerland Marbella, Spain, Glion, Switzerland	1979 1995 1962	2000 2002 2002	100%	4	3,100		$17,300		Swiss Government (license), Swiss Hotel Association/ NEASC (accreditation)

Institut Français de Gestion	Paris, France	1956	2004	51%	N/A	2,000	(4)	$3,200		Commission Nationale de la Certification Professionelle (CPNC)

École Centrale d’Electronique	Paris, France	1919	2004	70%	1	1,400		$5,800		Commission des Titres d’Ingenieures

École Supérieure du Commerce Extérieur	Paris, France	1968	2001	89%	1	1,300	$8,500	French Ministry of Education

IEDE, Institute for Executive Development	Madrid, Spain	1991	2004	100%	N/A	150	$20,000	N/A

(1)                                  Represents enrollment on the last day of the year rounded to the nearest hundred.

(2)                                  Based on 2005 calendar year data in U.S. dollars rounded to the nearest hundred.

(3)                                  Hospitality includes two schools – Les Roches and Glion.

(4)                                  Excludes approximately 12,000 short-course enrollments in the CNOF and IFG Langues subsidiaries of IFG.

(5)                                  Represents average tuition for degree programs only.

Laureate higher education institutions in Europe provide a broad range of degrees and programs, and are well regarded by students, employers and government authorities in their respective markets:

•                  Universidad Europea de Madrid (“UEM”) offers 43 diploma, bachelor’s degrees or double degree programs and 54 graduate and Ph.D. degree programs. The university includes a well-known school of health sciences and schools of architecture, economics, engineering, journalism, law and sports sciences. UEM currently hosts more than 500 students from other universities in the Laureate network through exchange programs. UEM has campuses located in Villaviciosa and downtown Madrid.

•                  Cyprus College offers more than 45 undergraduate and graduate degree programs in business, computer science, education, engineering, hospitality management and social sciences. Cyprus College is accredited by the Ministry of Education and undergraduate educational programs were accredited/validated in 1995 by the National Council for Educational Awards. Cyprus College’s central campus is located in Nicosia, the capital of Cyprus.

•                  Hospitality (Swiss Hotel Association Hotel Management School Les Roches (“Les Roches”) and Glion Institute of Higher Education (“Glion”)) offers globally recognized hospitality and hotel management programs through four institutions. Hospitality specialized programs require students to complete at least two internships prior to graduation. Les Roches was the first English-speaking hotel management school established in Switzerland. Les Roches also participates in a joint venture with a private university in Shanghai, China. In addition to the appropriate licenses in Switzerland and Spain (Swiss Hotel Association and Swiss Hotel Schools Association), Les Roches (Bluche and Marbella) and Glion are both fully accredited by the New England Association of Schools and Colleges (NEASC).

•                  Institut Français de Gestion (“IFG”) offers working adult programs in business subjects. Several of its programs have the highest recognition offered by the Commission Nationale de la Certification Professionelle, the accrediting body for working adult degree programs in France. IFG offers courses to students in Paris and nine other cities in France.

•                  École Centrale d’Electronique (“ECE”) offers undergraduate and graduate programs in engineering to students through its campus in central Paris. ECE, a Grande École of Engineering, was ranked in the top 10 (from more than 300 engineering schools) by the magazine Le Point in 2005, and was the second highest ranking private university in the survey.

•                  École Supérieure du Commerce Extérieur (“ESCE”) offers a four-year undergraduate degree program in international commerce and management that features a combination of coursework and internships and is located in Paris, France. This university was the first in France to specialize in international trade. In 2004, ESCE launched its first graduate degree program (Master in International Management) with Poitiers, another university in France. In November 2004, ESCE was ranked 4th out of the top 30 French business schools by Le Point.

•                  IEDE, Institute for Executive Development (“IEDE”) is a business school offering MBA and postgraduate graduate programs, in its main location in downtown Madrid and an International MBA partially delivered in its subsidiary sites in Shanghai, China and Santiago, Chile.

Degree Programs and Areas of Study

The higher education institutions in the Latin America and European segments offer more than 100 career-oriented undergraduate and graduate degree programs in a wide range of fields. The time typically required to complete a program varies by degree, with undergraduate degrees requiring four to five years on average and graduate degrees requiring an additional two to three years on average. The Company’s International Rector oversees curriculum development and deployment of programs in the network in cooperation with the deans of the higher education institutions. The Company also encourages its faculty to develop new educational programs and curricula. The programs are designed to satisfy three constituencies:

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

•                  Regulating or licensing agencies. The degree programs of each of the higher education institutions have been approved in accordance with applicable law. For example, the Secretary of Education in Mexico has reviewed all of UVM’s accrediated programs and given the university degree-granting authority for those programs. The Ministries of Education in Spain, France, Costa Rica, Panama, Honduras, Cyprus, and Ecuador perform similar roles. The Company must generally work with the regulators of these higher education institutions to ensure that any new programs will be approved. In Chile, UDLA, UNAB, and AIEP have been granted full autonomy by the Ministry of Education. As a result, the Company is free to create new degree programs in Chile without additional regulatory approval. In addition, UNAB received a four-year voluntary accreditation from the Ministry of Education. In Brazil, UAM has university status which allows the institution to freely introduce new degrees within its home city, with the requirement that it inform the Ministry of Education about the new program within two years after its introduction. Les Roches and Glion (Hospitality) are licensed in Switzerland and accredited by the NEASC, one of six accrediting associations in the U.S, and must ensure that their curriculum continues to meet the standards of that association.

The campus-based network in Latin America and Europe allows the Company to share high quality curricula among its higher education institutions, thereby broadening students’ educational opportunities. In recent years, UEM and Les Roches developed a new joint degree program in hospitality business management that is now offered to students at UEM. UVM now offers a sports management degree program developed at UEM, and has launched an enhanced tourism degree, using Les Roches’ curriculum. In 2004, UVM and UEM launched a dual-degree program, in which graduating students receive a degree from both institutions, recognized in both countries. In 2005, UVM and Walden University launched a dual-degree program, in which students complete part of their degree online in English and receive a degree from both institutions, recognized in both countries. The Company has also launched an international resource enabling all students in the campus-based network to identify job and internship opportunities around the world, and allowing the schools’ corporate partners to market their open positions to all network students.

Tuition and Fees

Tuition varies at each of the higher education institutions depending on the curriculum and type of program. For the full-service universities in Latin America (Mexico, Chile, Peru, Brazil, Ecuador, Costa Rica, Panama, and Honduras), average annual tuition ranges from $1,400 to $4,500 for the 2004-2005 academic year. In Europe, annual tuition at Universidad Europea de Madrid averages $10,100. For the specialized higher education institutions in Europe (Hospitality, Cyprus, ESCE, IEDE, ECE and IFG), average tuition ranges from $3,200 to $20,000 for the 2004-2005 academic year. Tuition payment options vary by higher education institution and primarily include monthly installment payment plans and lump sum payments at the beginning of the academic year. Certain institutions offer long-term financing opportunities (see further discussion below). Historically, the Company has increased tuition as educational costs and inflation have risen. In 2005, the Company implemented average tuition increases of approximately 3.5% and 4.9% in Latin America and Europe, respectively. The Company intends to continue increasing tuition at each of the higher education institutions as market conditions warrant.

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

Student Financing - Chile

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

UDLA’s financing program also existed prior to Laureate’s acquisition in 2000 and, until 2003, was offered on a limited basis to new students for their first year of studies to provide students time to obtain government or other forms of financing. In 2004, the program was redesigned and expanded to require income qualifications and credit scores, as well as a cosigner in certain cases. More importantly, students are required to secure part-time employment to the extent the university is able to provide opportunities through its employment program. UDLA has made arrangements with a number of Santiago businesses to provide flexible part-time employment to its students. As of December 31, 2005, there were approximately 4,800 students participating in the employment program.

Both the UNAB and the redesigned UDLA financing programs permit eligible students to pay 50% of their tuition in monthly installments. Provided the students remain current with their monthly payments, they are allowed to defer the remaining 50% plus interest until after graduation. As of December 31, 2005, the number of internally financed students represented 19% of total Chilean enrollment.

At December 31, 2005 and 2004, respectively, the Company has long-term tuition receivables of $44,791 and $15,339, net of allowances of $9,328 and $5,846. There have not been any significant write-offs in 2005 or 2004. Since this program is not mature, there is limited repayment history. Nevertheless, third party interest in the program is increasing as evidenced by recent inquiries from third parties regarding the acquisition of the portfolio and the sale of prior receivables to third parties. Creating a third party tuition finance solution in Latin America could create much broader access to our offerings thereby supplementing future enrollment growth.

During 2005, there has been an increased effort on the part of the private banking sector, as well as, the government to offer more financing solutions to students. At the end of 2005, the Chilean government announced plans to offer additional resources, approximately $40.0 million, to finance post-secondary education. There were approximately 48,000 students eligible for financing of the 2006 academic year. The tuition funded for each student varies depending upon the degree studied and the university attended. The government program is in addition to others previously in place.

Laureate Online Education

Laureate Online Education offers undergraduate and graduate degree programs to working professionals through distance learning. Laureate Online Education institutions collectively offer degree programs in education, psychology, health and human services, management, engineering, and information technology.

The following table presents information about Laureate’s online higher education institutions, all of which are 100% owned:

Higher Education Institution	Year Founded	Year Acquired	Enrolled Students(1)		Average Annual Tuition	Accrediting Body
Walden University (3)	1970	2002	20,500		$8,000	North Central Association of Colleges and Schools (“NCA”)

Canter & Associates	1977	1998	4,450	(2)	$4,800	N/A

Laureate Online Education B.V.	2000	2004	1,800		$8,000	N/A

(1)                                  Represents enrollment as of the last day of the year rounded to the nearest hundred.

(2)                                  Represents Distance Learning graduate enrollment, excludes over 31,000 non-degree students.

(3)                                  Includes National Technological University (“NTU”), which was merged into Walden effective January 1, 2005.

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

•                  Walden University is one of the pioneers of distance education, and has over 35 years of academic and operating history.  Walden offers two undergraduate and 24 graduate degree programs in management, health and human services, psychology, engineering and technology, and education to working professionals. Bachelor’s and graduate degree programs are delivered online. Ph.D. programs are delivered online with a short-term residency requirement.

•                  Canter & Associates, through its partner universities, offers a graduate degree in education and thousands of individual courses for teachers. For over 25 years, Canter’s mission has been to enhance the quality of teaching and learning by empowering educators with new teaching strategies. Canter’s Distance Learning graduate division works with five private universities that provide primary and secondary education level educators the opportunity to earn a graduate degree in education

•                  Laureate Online Education B.V. (formerly KIT eLearning BV), based in Amsterdam, is the exclusive worldwide distance-learning partner of the University of Liverpool, and specializes in delivery of online graduate programs to working-adult students in over 126 countries. The University of Liverpool through Laureate Online Education B.V. offers graduate degree programs in business and information technology.

Tuition and Fees

Tuition varies at each of the higher education institutions, depending on the curriculum and type of program.

•                  For Walden, tuition ranges from $230 per credit hour (for bachelor’s degree programs); to between $310 and $865 per credit hour (for the graduate degree programs); to $4,050 per quarter (for certain Ph.D. degree programs). Walden students are currently eligible for the Department of Education’s Title IV federal financial aid under the Higher Education Act of 1965. Degree programs take between two to six years to complete, with a total cost ranging from $9,800 to $89,000, depending on the degree.

•                  For Canter, tuition for a typical student enrolled in one of Canter’s partner universities is approximately $8,300 paid over the five semesters, or 20-month program.

•                  For Laureate Online Education B.V., the average online degree program generally requires two to three years to complete, with a total tuition of $25,000.

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

Laureate Online Education. The Company markets its distance learning programs to working professionals primarily through direct mail and web advertising, as well as by direct selling to school districts, hospitals, and corporations.

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

Laureate Online Education. The postsecondary education market in the U.S. is highly fragmented and competitive, with no single institution having any significant market share. The target demographics are adult working professionals who are over 25 years old. Laureate Online Education competes with traditional public and private non-profit institutions and for-profit schools. Typically, public institutions charge lower tuitions than Laureate Online Education because they receive state subsidies, government and foundation grants, tax-deductible contributions and have access to other financial sources not available to Laureate Online Education. However, tuition at private non-profit institutions is typically higher than the average tuition rates charged by Laureate Online Education. Laureate Online Education competes with other educational institutions principally based upon the quality of its educational programs and student services.

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

Title IV. Walden students, mostly working professionals, finance their education through a variety of methods including self-financing, tuition reimbursement from employers, and through federal financial aid programs known as Title IV. The Higher Education Act of 1965 and related regulations govern all U.S. higher education institutions participating in Title IV programs. Walden maintains eligibility to participate in the following Title IV programs: Federal Pell Grant, Federal Work Study, Federal Family Education Loan, and Federal Parent Loan for Undergraduate Students.

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

Walden is one of only 24 participants qualified in the Distance Education Demonstration Program. This program, authorized by Congress in the 1998 reauthorization of the Higher Education Act of 1965, is designed to test the quality and Title IV eligibility of expanded distance education programs currently restricted under the original Act.  Sixteen participants, including Walden, received waivers of provisions that prohibit Title IV eligibility at distance learning institutions.

Walden is subject to announced and unannounced compliance reviews as well as annual and periodic audits by various state and federal government agencies and accrediting agencies. Material provisions of Title IV regulations that may impact eligibility include:

•                  Standards of financial responsibility

•                  Change in ownership or control

•                  Student loan defaults

•                  Changes in federal and state regulations and laws

•                  Compensation of university representatives

•                  Administrative capacity

•                  Eligibility and certification

•                  Accreditation

Changes in Title IV participation requirements, elimination or reduction in federal funding of Title IV programs, or loss of Title IV program eligibility, could reduce the ability of certain Walden students to finance their education, thereby leading to lower student enrollment. In 2005, approximately 39% of total Laureate Online Education students, which represents 5% of students at all Laureate schools, obtain financing under Title IV programs. The elimination or reduction of Title IV programs could have an adverse impact on the Company.

Intellectual Property

The Company currently owns the registered trademark for the word “Laureate”. The Company has registered applications with the U.S. Patent and Trademark Office, as well as with the applicable Trademark agencies within the specific countries where the Company operates, for the marks “Laureate International Universities”, “Laureate Online International” and “Laureate Online Education”. In addition, Laureate has the rights to tradenames, logos, and other intellectual property specific to most of its higher education institutions, in the countries in which those institutions operate.

Employees

As of December 31, 2005, the Company had approximately 22,800 employees, including approximately 11,000 classified as full-time and approximately 11,800 classified as part-time. Most of the Company’s part-time employees are academic teaching staff. The Company’s employees at UEM and UVM, as well as a portion of IFG, are covered by labor agreements. The UEM agreement has been negotiated by a national union with a committee representing all of the private, for-profit universities in the country and is due to be revised in 2006. The IFG agreement governs certain labor conditions, such as vacation and salary levels. The agreement has no defined expiration but can be nullified by either party. It is reviewed annually. Substantially all of the faculty at UVM is represented by a union. The economic provisions of the labor agreement at UVM were revised in 2005 without any substantial changes, and will be reviewed again in 2007. The agreements govern salaries, benefits and working conditions for all union members at the higher education institutions. The Company considers itself to be in good standing with these unions and with all of its employees.

Effect of Environmental Laws

The Company believes it is in compliance with all applicable environmental laws, in all material respects. The Company does not expect future compliance with environmental laws to have a material effect on the business.

Available Information

The Company’s Internet Address is www.laureate-inc.com. The Company makes available, free of charge through its website, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act soon after they are electronically filed with the SEC. In addition, the Company’s earnings conference calls and presentations to the financial community are web cast live via the Company’s website. In addition to visiting the Company’s website, you may read and copy public reports the Company files with or furnishes to the SEC at the SEC’s Public Reference Room at 100 F. Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet website that contains the Company’s reports, proxy and information statements, and other information that the Company files electronically with the SEC at www.sec.gov.

Item 1A. Risk Factors

The reader should carefully consider the risks and uncertainties described below and all other information contained in this Annual Report on Form 10-K. In order to help the reader assess the major risks in Laureate Education, Inc.’s business, the Company has identified many, but not all, of these risks. For an enterprise as large and complex as the Company, a wide range of factors could materially affect future developments and performance. In addition to the factors affecting specific business operations identified in connection with the description of these operations and the financial results of these operations elsewhere in this report, the most significant factors affecting the Company’s operations include the following:

The Company’s global operations pose complex management, foreign currency, legal, tax and economic risks, which may be difficult to adequately address.

Most of the Company’s operations are outside the U.S. As a result, the Company faces risks that are inherent in international operations. These risks include:

•                  currency fluctuations, possible devaluations, inflation and hyper-inflation;

•                  price controls or restrictions on exchange of foreign currencies;

•                  potential economic and political instability in the countries in which we operate;

•                  expropriation of assets by local governments;

•                  key political elections in Brazil, and Mexico;

•                  multiple and possibly overlapping and conflicting tax laws;

•                  compliance with the regulatory environment; and

•                  acts of terrorism and war, epidemics and natural disasters.

There are other factors that are important to the Company’s success, growth, and profitability that require competent management, planning, and reporting. Failure to execute them effectively and efficiently could adversely affect the Company’s operations, profitability, and ability to grow:

•                  enrollment and revenue;

•                  student satisfaction as measured by academic and professional success;

•                  competitive pricing; and

•                  control of costs, including labor and facilities.

The Company plans to continue to grow the business globally by acquiring or establishing private universities in countries where the Company does not currently operate. The Company’s success in growing the business profitably will depend on the ability to anticipate and effectively manage these and other risks related to operating in various countries.

The Company’s reported revenues and earnings may be negatively affected by currency exchange rates.

The Company reports revenues, costs and earnings in U.S. dollars. Exchange rates between the U.S. dollar and the local currency in the countries where the Company operates universities are likely to fluctuate from period to period. Because consolidated financial results are reported in U.S. dollars, the Company is subject to the risk of translation losses for reporting purposes. When the U.S. dollar appreciates against the applicable local currency in any reporting period, the actual earnings generated by the Company’s business in that country are diminished in the translation.

In each of the past five years, operations outside the U.S. accounted for a significant portion of the Company’s revenues. To the extent that foreign revenue and expense transactions are not denominated in the local currency and/or to the extent foreign earnings are reinvested in a currency other than their functional currency, the Company is also subject to the risk of transaction loss. The Company occasionally enters into foreign exchange forward contracts to reduce the earnings impact of non-functional currency dominated non-trade receivables. The primary business objective of the activity is to protect the U.S. dollar value of the Company’s assets and future cash flows with respect to exchange rate fluctuations.

Given the volatility of exchange rates, there is no assurance that the Company will be able to effectively manage currency transaction and/or translation risks. Therefore, volatility in currency exchange rates may have a material effect on financial condition or results of operations.

Because the valuation of an acquired university’s goodwill and indefinite lived intangibles may not accurately reflect its value, an impairment would lead the Company to write off all, or a portion, of goodwill and indefinite lived intangibles, which may adversely affect the financial condition and results of operations.

Upon acquisition of an university, the Company typically allocates a significant portion of the purchase price to goodwill and other intangibles. Identified intangible assets other than goodwill and indefinite-lived intangible assets are generally amortized over periods of two to seven years following their purchase. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” the Company is required to test at least annually for impairment of this goodwill and indefinite lived intangibles. The Company cannot assure the reader that the valuation of an acquired university’s goodwill and indefinite lived intangibles will prove to reflect its true value. If it does not, the Company would be required to write off the difference between the fair value and the book value of the impaired asset. This charge could have a material adverse effect on financial condition and results of operations of the Company.

If the Company does not effectively manage growth, the business and results of operation may be adversely affected.

The Company has rapidly expanded the business over the past five years through the acquisition of additional universities and intends to continue to do so. The Company intends to establish new universities in certain markets.  Planned growth will require the Company to add management personnel and upgrade the financial and management systems and controls. There is no assurance that the Company will be able to maintain or accelerate current growth rate, effectively manage expanding operations, integrate new universities or achieve planned growth on a timely or profitable basis. If revenue growth is less than projected, the costs incurred for these additions and upgrades may cause the Company’s profitability to decline from current levels. This could have a material adverse effect on the business, financial condition and results of operations of the Company.

The Company may not be able to identify, acquire and integrate additional private universities, which could adversely affect the growth and profitability of the Company.

The Company expects to continue to rely on acquisitions as a key element of growth strategy, primarily in markets where the Company does not currently have a university. There is no assurance that the Company will be able to identify suitable acquisition candidates or that the Company will be able to acquire any of the acquisition candidates on favorable terms. In addition, in many countries, the approval of a regulatory agency is needed to acquire or operate a university, which the Company may not be able to obtain. Furthermore, there is no assurance that any acquired university can be successfully integrated into the Company’s operations or be operated profitably. Acquisitions involve a number of risks, including:

•                  diversion of management’s time and resources;

•                  adverse short-term effects on reported operating results;

•                  cultural issues related to acquisition of family-run universities in countries around the world;

•                  integration of acquired universities’ operations, including reporting systems and internal controls; and

•                  loss of key employees of the acquired business.

If the Company cannot make acquisitions or make fewer acquisitions than planned, or if the acquisitions are not managed successfully, business growth and results of operations of the Company will be adversely affected.

The Company may not be able to successfully establish new universities, which could adversely affect growth and profitability.

The Company has primarily grown through initial acquisitions. As part of the growth strategy, the Company intends to establish new universities in some markets where there are no suitable acquisition targets. The Company has never successfully established a new university and there is no assurance that is can be done successfully or profitably. Establishing new universities poses unique challenges and will require the Company to make investments in management, capital expenditures, marketing expenses and other resources that are different, and in many cases greater, than those made to acquire and then operate an existing university. To open a new university, the Company will also be required to obtain appropriate governmental approvals. If the Company is unable to successfully establish new universities, the Company’s growth and profitability may be adversely affected.

The Company may need to raise additional capital in the future, which may not be available. The raising of additional capital may dilute the reader’s ownership interest.

The Company may need to raise additional funds through the public or private sale of debt or equity securities in order to acquire or establish universities, develop new campuses, support a larger business or respond to competitive pressures. Any additional capital raised through the sale of equity securities is likely to dilute the ownership interest of the reader. There is no assurance that any additional financing needed will be available on terms favorable to the Company, or at all.

The minority owners of universities may disagree with the way the Company operates them or plans to expand them, which could adversely affect the Company’s business and results of operations.

Although the Company controls all of its universities, the Company shares ownership of a few universities with minority stockholders. The Company currently does not have the right to buy out all of these minority interests. Minority stockholders may make conflict of interest claims in the future. For example, if the Company acquired another university in a country in which it operates, the Company could face claims of a conflict of interest from the minority owners of the university already owned in that country. The minority owners also could assert that the business decisions of the Company at the other university adversely affected the value of their investment. Disagreements with the minority owners may distract management and may adversely affect the Company’s business, results of operations and financial condition.

If the Company cannot maintain student enrollments in its universities, the results of operations may be adversely affected.

The Company’s strategy for growth and profitability depends, in part, upon maintaining and, subsequently, increasing student enrollments in its universities. Attrition rates are often due to factors outside the Company’s control. Many students face financial, personal or family constraints that require them to drop out of school. They also are affected by economic and social factors prevalent in their countries. If the Company is unable to control the rate of student attrition, the overall enrollment levels are likely to decline. Also, to attract more students, the Company must develop and implement marketing and student recruitment programs, which may not succeed. If the Company cannot maintain and, subsequently, increase student enrollments, the Company’s results of operations and profitability may be adversely affected.

The Company’s universities are subject to uncertain and varying regulations, and any changes to these regulations may adversely affect the business and results of operations.

Post-secondary education is regulated to varying degrees and in different ways in each of the countries where the Company has a university. In general, the Company’s universities must have licenses from governmental authorities as well as maintain, or improve current accreditation status. These licenses and accreditations must be renewed periodically, usually after an evaluation of the university by governmental authorities. Although unlikely, these periodic evaluations could result in restrictions, downgrade, or withdrawal of licenses or accrediation. Once licensed, most of the universities will need approvals for new campuses or to add new degree programs. Also, in Mexico and Chile, for-profit universities are not specifically allowed by applicable law. In order to efficiently transfer funds out of the universities in these countries, the Company has entered into management agreements with the university. Under these agreements, the management company would be paid for providing services to the university. There is no assurance that the governments would continue to permit this type of arrangement at all or would not require the Company to revise the amounts charged for the services provided.

All of these regulations are subject to change without notice. Moreover, regulatory agencies may single the Company’s universities out for special treatment because they are owned and controlled by a U.S. corporation. The ability to operate universities profitably may be adversely affected by any changes in generally applicable regulations or how they are applied to the Company.

The laws of the countries where the Company owns universities and expects to acquire universities in the future must permit both private universities and foreign ownership of them. For political, economic or other reasons, a country could decide to change its laws to prohibit private universities or foreign ownership of private universities. If this change occurred, the Company could be forced to sell a university, and the sale price could be lower than the fair value of the university. Therefore, a forced sale could adversely impact the Company’s business, results of operations and financial condition.

The Company is subject to a number of risks and uncertainties relating to U.S. and foreign income taxes, any of which could have a material adverse impact on the Company.

The Company has not recorded any deferred tax liabilities for undistributed foreign earnings because the Company plans to permanently reinvest these earnings outside the U.S. If circumstances change and some or all of these undistributed foreign earnings are remitted to the U.S., the Company will be required to recognize deferred tax liabilities on those amounts. For more information, see “Critical Accounting Policies and Estimates.”  In addition, in February 2006, the Company received two notices from the Internal Revenue Service (“Service”) with respect to its tax returns for prior periods. One notice related to a break-up fee received by the Company in its attempted acquisition of NEC. The Company can provide no assurance as to the outcome of these claims. For more information, see Note 13 – Income Taxes to the Company’s Consolidated Financial Statements. In addition, there are several other income tax audits in progress. No assurance can be given as to the eventual outcome of these audits.

If the Company is unable to attract and retain highly qualified personnel, it will not be able to compete effectively and will not be able to grow its business.

The Company’s success and ability to grow depends on the ability to hire and retain large numbers of talented people. The Company depends on its executive officers and other members of its management team, as well as the management and faculties at each of its universities. There is no assurance that the Company will be able to retain its existing key personnel or that it will be able to attract, assimilate and retain the additional personnel needed to support the business. If the Company cannot, it may not be able to grow its business as planned, and the Company may not be able to operate its existing business effectively. This could have a material adverse effect on the business, financial condition and results of operations of the Company.

The post-secondary education market is very competitive, and the Company may not be able to compete effectively.

The post-secondary education markets outside the United States are very competitive and dynamic. The Company’s universities compete with traditional public and private two-year and four-year universities and other proprietary schools, including those that offer distance-learning programs. In each of the countries where the Company operates a private university, its primary competitors are other private universities, some of which are larger, more widely known and have better reputations than the Company’s universities. Some of the Company’s competitors in both the public and private sectors have substantially greater financial and other resources than the Company has. Other competitors may include large, well-capitalized companies who may pursue a strategy similar to the Company’s of acquiring or establishing for-profit universities. Also, some of the smaller private universities in a country may decide to consolidate, thereby creating a larger or better-capitalized competitor with enhanced abilities to compete with the Company for students.

Any of these large, well-capitalized competitors may make it more difficult or impossible for the Company to acquire universities as part of its growth strategy. They may also be able to charge lower tuitions or attract more students, which would adversely affect the Company’s growth and the profitability of its competing university. The Company expects competition to increase as the markets mature. This may create greater pricing or operating pressure on the Company, which could have an adverse effect on its universities’ enrollments, revenues and profit margins.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company leases 66% of the square footage in its facilities worldwide and owns the other 34%.

The Company’s headquarters consist of three leased facilities in Baltimore, Maryland, used primarily for office space. The Laureate Online Education segment has offices with the Company’s headquarters location in Baltimore and leases four additional facilities in Los Angeles, California; Minneapolis, Minnesota; Tempe, Arizona; and Amsterdam, Netherlands.

The Company’s campus-based segments lease various sites, primarily in Mexico, Central America, South America and Europe. The campus-based segments lease 14 UVM sites, 14 UNAB and AIEP sites, 13 IFG sites, 6 UDLA sites, 4 UAM sites, 3 UEM sites, 3 ECE sites, 2 UI sites, 2 UNITEC, and one site each at ESCE, Les Roches, Marbella, Glion, IEDE,

Cyprus, China, ULACIT, and UPC.

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

Item 3.  Legal Proceedings

The Company is not currently a party to any litigation that management believes to be material as of December 31, 2005.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

a)              The Company’s Common Stock trades on the NASDAQ National Market under the ticker symbol “LAUR”. The high and low trade prices for 2005 and 2004 for the Company’s common stock are set out in the following table. These prices are as reported by NASDAQ, and reflect inter-day price quotations, without retail mark-up, mark down or commission, and may not necessarily represent actual transactions.

2005	High	Low
4th Quarter	$54.95	$46.69
3rd Quarter	$50.51	$41.39
2nd Quarter	$48.55	$40.56
1st Quarter	$48.20	$41.83

2004	High	Low
4th Quarter	$44.96	$34.80
3rd Quarter	$39.24	$30.50
2nd Quarter	$40.21	$33.64
1st Quarter	$35.34	$28.38

No dividends were declared on the Company’s common stock during 2005 and 2004, and the Company does not anticipate paying dividends in the foreseeable future.

The number of registered shareholders of record as of February 28, 2006 was 673.

b)             None.

c)              No shares of common stock were repurchased during the fourth quarter of 2005.

Item 6. Selected Consolidated Financial Data

The selected consolidated financial data for the years ended December 31, 2005, 2004, 2003, 2002, and 2001 have been derived from the Company’s consolidated financial statements. The financial data should be read in conjunction with the consolidated financial statements and notes thereto.

The Company consummated several significant purchase business combinations in the five-year period ended December 31, 2005. These business combinations affect the comparability of the amounts presented.  Additionally, the accompanying financial data presents the continuing operations of the Company, and excludes the results of operations of several businesses that were sold during the periods presented. Note 3 to the consolidated financial statements describes the operations that were discontinued in 2005, 2004, and 2003.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES

Consolidated Statements of Operations Data

(Dollar amounts in thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(1)(2)	(1)(2(5)	(1)(2)(3)(5)	(1)(3)(5)	(1)(3)(4)
Revenues
Core operating segments	$875,376	$646,931	$471,903	$335,608	$244,529
Ventures	—	—	903	395	—
Total revenues	875,376	646,931	472,806	336,003	244,529

Costs and expenses
Direct costs:
Core operating segments	714,906	528,307	393,050	291,619	209,579
Ventures	—	—	2,122	2,592	—
General and administrative expense:
Core operating segments	25,460	21,380	17,774	21,318	22,003
Ventures	—	—	1,756	4,804	9,211
Non-cash stock compensation expense	4,588	5,718	23,050	1,046	—
Total costs and expenses	744,954	555,405	437,752	321,379	240,793

Operating income	130,422	91,526	35,054	14,624	3,736

Other income (expense)
Interest and other income	11,789	28,179	7,003	6,905	11,274
Interest expense	(10,440)	(7,670)	(8,844)	(8,256)	(8,700)
Ventures investment (losses) income	—	—	(8,394)	(2,308)	22,131
Loss on investments	—	—	—	(8,253)	(14,231)
Foreign currency exchange (loss) gain	(1,503)	(956)	257	641	(80)
	(154)	19,553	(9,978)	(11,271)	10,394
Income from continuing operations before income taxes, minority interest, equity in net income (loss) of affiliates, and cumulative effect of change in accounting principle	130,268	111,079	25,076	3,353	14,130
Income tax (expense) benefit	(19,667)	(6,798)	2,930	13,171	(1,517)

Minority interest in (income) loss of consoldiated subsidiaries, net of tax:
Core operating segments	(24,320)	(21,158)	(14,947)	(6,880)	(7,598)
Ventures	—	—	487	2,058	2,590
	(24,320)	(21,158)	(14,460)	(4,822)	(5,008)
Equity in net (loss) income of affiliates, net of tax:
Core operating segments	(535)	(323)	194	309	28
Ventures	—	—	(4,055)	(4,029)	(31,428)
	(535)	(323)	(3,861)	(3,720)	(31,400)

Income (loss) from continuing operations before cumulative effect of change in accounting principle	$85,746	$82,800	$9,685	$7,982	$(23,795)

Income (loss) from continuing operations before cumulative effect of change in accounting principle per share, basic	$1.73	$1.79	$0.23	$0.20	$(0.62)
Income (loss) from continuing operations before cumulative effect of change in accounting principle per share, diluted	$1.65	$1.69	$0.22	$0.20	$(0.62)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$105,106	$106,854	$92,145	$94,068	$86,463
Available-for-sale securities	4,768	3,258	16,765	22,282	59,563
Net working (deficit) capital	(150,893)	(77,298)	(42,906)	73,709	117,912
Intangible assets and deferred costs, net	656,324	566,641	334,096	219,247	153,258
Net assets of discontinued operations	2,906	50,199	71,914	198,281	277,383
Total assets	1,782,943	1,535,092	1,154,296	972,193	909,191
Long-term debt, including current portion, and other long-term liabilities	251,923	232,314	148,411	200,175	148,706
Stockholders’ equity	978,709	883,017	673,532	490,310	545,855

(1)                                During 2005, 2004, and 2003, the Company completed significant acquisitions as discussed further in Note 4 to the consolidated financial statements.

The following acquisition were completed during 2002 and the Company’s 2002 results of continuing operations include the results of the acquired companies from the effective date of the acquisition through December 31, 2002.

•                  On March 1, 2002, the Company acquired for cash of $6.7 million all of the outstanding common stock of Hedleton, B.V., which owns all of the capital stock of Escuela Superior De Alta Gestion De Hotel, S.A. (“Marbella”), a private for-profit university located in Marbella, Spain.

•                  Effective May 1, 2002, the Company acquired an additional 20% ownership interest in Desarrollo del Conocimiento S.A. (“Decon”), a holding company that controls and operates UDLA, for a cash purchase price of approximately $6.7 million. In 2000, the Company acquired a 60% interest in UDLA. The purchase of the additional interest was accounted for as a step acquisition.

•                  Effective August 1, 2002, the Company acquired for cash all of the outstanding common stock of the Glion Group, S.A., the parent company of Glion, a leading hotel management school in Switzerland. The initial purchase price totaled approximately $16.9 million.

•                  In November 2002, the Company completed its acquisition of substantially all the assets and certain liabilities of the NTU and Stratys Learning Solutions, Inc. (the holding company of NTU) for consideration of $15.4 million.

The following acquisitions were completed during 2001 and the Company’s 2001 results of continuing operations include the results of the acquired companies from the effective date of the acquisition through December 31, 2001.

•                  During July 2001, the Company acquired an additional 23.75% ownership interest in Prouniversidad S.A., which owns and operates UEM, for cash of $18.5 million, increasing its total ownership in Prouniversidad S.A. to 77.75%. The Company previously acquired a 54% ownership interest in UEM in 1999. The purchase of the additional interest was accounted for as a step acquisition.

•                  In October 2001, the Company acquired 98.8% of the common stock of ESCE, a private, for-profit university in Paris, for $8.2 million in cash.  In December 2002, the Company sold 10% of its ownership in ESCE to an unrelated third party.

(2)                                During 2005 and 2003, the Company recorded non-cash stock compensation expense related to the modification of stock options. During 2004, the Company recorded a non-cash stock compensation expense related to the replenishment plan implementation change. These events are discussed further in Note 12 to the consolidated financial statements.

(3)                                During 2003, the Company recorded losses on investments. The loss recorded during 2003 is discussed further in Note 7 to the consolidated financial statements.

The Company realized investment losses of $10.6 million in 2002. The most significant transaction giving rise to the loss was a $7.4 million write-off of the Company’s investment in and advances to the Frontline Group.

The Company realized investment gains of $7.9 million in 2001. The most significant transactions giving rise to these gains are an investment gain of $24.7 million on the sale of its investment in Classwell Learning Group, Inc., partially offset by the loss on investment in Caliber of $16.8 million.

(4)                                  Prior to the adoption of Statement of Financial Accounting Standards No. 142, the Company was required to amortize goodwill and all intangible assets. During 2001, the Company recorded $15.6 million of goodwill amortization. For 2001, equity in net losses of affiliates included amortization of $8.9 million related to the Ventures business.

(5)                                  The Company restated its 2002 financial statements that decreased income tax expense and increased net income. due to incorrect recording of a $4.4 million deferred tax benefit relating to the acquisition of the WSI business.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Laureate is focused exclusively on providing a superior higher education experience to over 217,000 students through the leading global network of accredited campus-based and online higher education institutions. The Company’s educational services are offered through three separate reportable segments: Latin America, Europe and Laureate Online Education. Latin America and Europe own or maintain controlling interests in eleven and ten separately accredited higher education institutions, respectively. The Latin America segment has locations in Mexico, Chile, Brazil, Peru, Ecuador, Panama, Costa Rica, and Honduras. The Europe segment has locations in Spain, Switzerland, Cyprus, and France. The Laureate Online Education segment provides career-oriented degree programs to approximately 27,000 students through Walden, Laureate Education Online BV and Canter.

On May 17, 2004, the Company changed its name from Sylvan Learning Systems, Inc. to Laureate Education, Inc. The Company began trading under a new NASDAQ ticker symbol, LAUR, on May 18, 2004.

Sale of Business Units

The Company reached a decision in 2005 to sell the operations of a non-strategic business in Europe, accordingly the business was classified as discontinued operations. During the first quarter of 2005, the Company closed the sale of its WSI business. During 2004, the Company terminated its program in India and sold its remaining K-12 educational services businesses. On June 30, 2003, the Company completed the sale to Educate, Inc. (“Educate”), a company newly-formed by Apollo Management L.P. (“Apollo”), of substantially all of the Company’s K-12 segments. The operations and cash flows of the business components comprising the non-strategic European segment business, WSI, India, and K-12 educational services businesses were or will be eliminated from ongoing operations as a result of the sale or abandonment and the Company will not have any significant continuing involvement in the operations after the disposal transactions. Therefore, these operations are classified as discontinued operations for all periods. See Note 3 to the consolidated financial statements for more information regarding these transactions.

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

Revenue Recognition. Revenues from educational services, tuition and fees, are recorded on a straight-line monthly basis over the length of period in which services are provided. Textbook sales and the related cost of the textbooks are recognized at the beginning of each academic quarter with respect to students who are attending courses in which textbooks are charged separately from tuition. Approximately 92% of the Company’s revenues represent tuition charges and approximately 4% of revenues represent bookstore sales and student fees. For each student, billings issued or payments received in excess of tuition earned are recorded as deferred revenue. Refunds to students have been immaterial and generally limited to amounts paid for which educational services have not been rendered. Since the Company does not recognize revenues until the services have been rendered, these refunds are typically charged to the deferred revenue account. The amount of tuition earned depends on the fee per semester or per credit hour of the courses, the number of program courses a student takes during each period of enrollment, and the total number of students enrolled in each program. Each of these factors is known at the time tuition revenues are calculated and is not subject to estimation. If the Company adds additional fees related to educational services, the fees are assessed separately for proper revenue recognition treatment.

Revenue from the sale of educational products, approximately 4% of the Company’s revenues, is generally recognized when shipped and collectibility is reasonably assured.

Accounts and Notes Receivable. The Company routinely makes estimates of the collectibility of its accounts and notes receivable. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its students and other parties to make required payments. The Company estimates the amount of the required allowance by reviewing the status of past-due receivables and analyzing historical bad debt trends. If the financial condition of students were to deteriorate, resulting in an impairment of their ability to make required payments for tuition, additional allowances may be required.

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

Goodwill is potentially impaired when the carrying amount of a reporting unit’s goodwill exceeds its implied fair value, as determined under a two-step approach. The first step is to determine the estimated fair value of each reporting unit with goodwill. The reporting units of the Company for purposes of the impairment test are those operating components for which discrete financial information is available and for which operating results are regularly reviewed by segment management. Components are combined when determining reporting units if they have similar economic characteristics. In general, each country in which the Company operates is a reporting unit for purposes of the impairment tests.

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

Other intangible assets include acquired student rosters, accreditation, tradenames, non-competition agreements and curriculum. The assumptions used to calculate the initial fair value of these identified intangible assets included estimates of future operating results and cash flows, as well as discount rates and weighted average costs of capital for each acquisition. Accreditations and tradenames have indefinite lives. Useful lives, which range from 2 to 7 years, are assigned to all other intangible assets based upon estimated matriculation rates and other factors.

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

Income Taxes. The Company earns a significant portion of its income from subsidiaries located in countries outside of the United States. Deferred tax liabilities have not been recognized for undistributed earnings because it is management’s intention to permanently reinvest such undistributed earnings outside of the United States. APB Opinion No. 23, Accounting for Income Taxes – Special Areas, requires that a company evaluate its circumstances to determine whether or not there is sufficient evidence to support the assertion that it has or will reinvest undistributed foreign earnings indefinitely.

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

If circumstances change and it becomes apparent that some or all of the undistributed earnings of the Company’s foreign subsidiaries will be remitted to the United States in the foreseeable future, the Company will be required to recognize deferred tax expense and liabilities on those amounts.

The Company records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. The Company also has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the amount of valuation allowance needed. If the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income from continuing operations in the period such determination was made. Likewise, should the Company determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the valuation allowance would increase income from continuing operations in the period such determination was made.

Impact of Recently Issued Accounting Standards.

In June 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 replaces Accounting Principles Board (“APB”) Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. SFAS 154 also requires that a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material impact on the Company’s consolidated financial statements except as discussed below related to our voluntary change in accounting for revenue recognition.

As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company accounts for share-based payments to employees using the intrinsic value method under APB Opinion No. 25. As such, the Company generally does not recognize compensation cost related to employee stock options or shares issued under the Company’s employee stock purchase plan. In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25.

SFAS No. 123(R) allows for two adoption methods:

•                  The modified prospective method which requires companies to recognize compensation cost beginning with the effective date of adoption based on (a) the requirements for all share-based payments granted after the effective date of adoption and (b) the requirements for all unvested awards granted to employees prior to the effective date of adoption; or

•                  The modified retrospective method which includes the requirements of the modified prospective method described above, but also requires restatement of prior period financial statements using amounts previously disclosed under the pro-forma provisions of Statement 123.

SFAS No. 123(R) requires all share-based payments to employees and directors to be recognized in the financial statements based on their fair values, using prescribed option-pricing models. Upon adoption pro-forma disclosure will no longer be an alternative to financial statement recognition. The Company will adopt the provisions of SFAS No. 123(R) in the first quarter of 2006. The Company intends to use the modified prospective method of adoption and continue to use the Black-Scholes option pricing model to value share-based payments, though alternatives for adoption under the new pronouncement continue to be reviewed by the Company. The Company continues to review the impact of SFAS No. 123(R) as relates to future use of share-based payments to compensate employees in 2006. Therefore, the impact of adoption cannot be predicted with certainty at this time because it will depend on the levels of share-based payments granted in the future. Due to the timing of the Company’s equity grants, the charge will not be spread evenly throughout the year. The adoption of the fair-value method will have a significant impact on the Company’s results of operations as the fair value of stock option grants and stock purchases under the employee stock purchase plan will be required to be expensed beginning in 2006. The adoption of Statement No. 123(R) is not expected to have a material impact on the Company’s overall financial position.

Statement No. 123(R) also requires the benefit related to income tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current accounting guidance. This requirement will reduce net operating flows and increase financing cash flows of the Company in periods subsequent to adoption. These future amounts cannot be estimated, as they depend on, among other things, when employees exercise stock options.

Effective January 1, 2006, the Company has changed its revenue recognition policies for its international universities. The universities will recognize revenue on a weekly basis over each academic session as opposed to the monthly, which had been the revenue recognition period used. The revenue recognition policy will remain unchanged for its online business. This decision was made to improve transparency and the connection among the Company’s enrollments, revenues, and actual academic calendars.

This adoption is preferential and elective by the Company. The Company recognizes this as a voluntary change in accounting method and will file the required preferability letter in conjunction with the first quarter Form 10-Q. The Company will apply this change retrospectively with all prior period financial statements presented in accordance with Statement No. 154. There is no material impact on the annual results of the Company as a result of this change. Certain financial data has been historically re-presented for 2004 and 2005 in the Company’s Form 8-K filing on February 28, 2006.

Results of Operations

The Company’s three continuing reportable segments generate revenues as follows:

•                  Latin America and Europe both earn tuition and related fees paid by the students of the Company’s campus-based higher education institutions.

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

Enrollment Reporting

Each of Laureate’s higher education institutions has a different enrollment cycle depending on geography and academic program. Each school has a “Primary Intake” at the start of each academic year, during which most of the enrollment occurs. The first quarter coincides with the Primary Intakes for the Company’s higher education institutions in South America (Chile, Brazil, Ecuador and Peru). The third quarter coincides with the Primary Intakes for Central America (Mexico, Costa Rica, Panama and Honduras), as well as for schools in the Mediterranean region (Spain and Cyprus), Switzerland, U.S. and France. Out of session periods cause seasonality.

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

The following chart shows the enrollment cycles for each higher education institution. In the chart, shaded areas represent periods when classes are generally in session and revenues are recognized. Areas that are not shaded represent summer breaks during which revenues are not typically recognized. The large circles indicate the Primary Intake start dates of the Company’s schools, and the small circles represent Secondary Intake start dates (smaller intake cycles).

Notes:

(1) Central America includes Mexico, Costa Rica, Panama and Honduras

(2) South America includes Chile, Brazil, Ecuador and Peru

(3) Mediterranean region includes Spain and Cyprus

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

Foreign Exchange

All of the higher education institutions in the campus-based segments are located outside the Unites States. Therefore, management actively monitors the impact of foreign currency movements and the correlation between the local currency and the U.S. Dollar. The Company’s diversified portfolio of currencies has mitigated the impact of translation risk based on currency movements. Because all revenues and expenses in a particular country are generally denominated in the local currency, the exposure is limited to the operating margins of schools in that country. Also, since the Company has historically reinvested each higher education institution’s cash flow locally, the principal exposure is the translation risk into U.S. Dollars for purposes of the consolidated financial statements, as required by U.S. generally accepted accounting principles (“GAAP”). In addition, the Company occasionally enters into foreign exchange forward contracts to reduce the earnings impact of non-functional currency denominated receivables. Currently, the Mexican Peso is the Company’s largest currency, followed by the Chilean Peso, U.S. Dollar, Euro, Brazilian Real, Swiss Franc, Peruvian Nuevo Sol, Costa Rican Colon, Honduran Lempira, and Cypriot Pound.

Reportable Segments

The following table is derived from the Company’s consolidated financial statements and represents financial information of the Company’s reportable segments for 2005, 2004, and 2003:

	Latin America	Europe	Laureate Online Education	Other (1)	Unallocated	Consolidated
	(in thousands)
2005
Segment revenues	$507,260	$183,761	$184,355	$—	$—	$875,376
Segment direct costs	(383,028)	(160,229)	(156,121)	—	—	(699,378)
Campus-based segment’s overhead	—	—	—	—	(15,528)	(15,528)
Segment profit (loss)	124,232	23,532	28,234	—	(15,528)	160,470
General and administrative expenses	—	—	—	—	(25,460)	(25,460)
Non-cash stock compensation expense	—	—	—	—	(4,588)	(4,588)
Operating income (loss)	$124,232	$23,532	$28,234	$—	$(45,576)	$130,422

2004
Segment revenues	$360,485	$151,312	$135,134	$—	$—	$646,931
Segment direct costs	(275,027)	(127,249)	(113,991)	—	—	(516,267)
Campus-based segment’s overhead	—	—	—	—	(12,040)	(12,040)
Segment profit (loss)	85,458	24,063	21,143	—	(12,040)	118,624
General and administrative expenses	—	—	—	—	(21,380)	(21,380)
Non-cash stock compensation expense	—	—	—	—	(5,718)	(5,718)
Operating income (loss)	$85,458	$24,063	$21,143	$—	$(39,138)	$91,526

2003
Segment revenues	$249,533	$126,555	$95,815	$903	$—	$472,806
Segment direct costs	(191,907)	(106,621)	(82,527)	(2,122)	—	(383,177)
Campus-based segment’s overhead	—	—	—	—	(11,995)	(11,995)
Segment profit (loss)	57,626	19,934	13,288	(1,219)	(11,995)	77,634
General and administrative expenses	—	—	—	(1,756)	(17,774)	(19,530)
Non-cash stock compensation expense	—	—	—		(23,050)	(23,050)
Operating income (loss)	$57,626	$19,934	$13,288	$(2,975)	$(52,819)	$35,054

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

Comparison of results for 2005 to results for 2004.

Revenues. Total revenues increased by $228.4 million, or 35%, to $875.4 million for the year ended December 31, 2005 (“2005”) from $646.9 million for the year ended December 31, 2004 (“2004”). This revenue increase was driven primarily by increased total enrollment at the Company’s higher education institutions, plus the impact of acquisitions within the last two years.

Latin America revenue for 2005 increased by $146.8 million, or 41%, to $507.3 million compared to 2004. Enrollment increases of 17.5% in schools owned in both fiscal years added revenues of $57.7 million over 2004. For schools owned in both years, the Company increased local currency tuition by a weighted average of 3.5%, which served to increase revenues by $13.1 million. Each institution in the segment offers tuitions at various prices based upon degree program. For 2005, the effects of product mix resulted in a $4.0 million reduction in revenue primarily due to lower-priced working adult and high school enrollments exceeding undergraduate enrollment growth. The segment operates in several countries and is subject to the effects of foreign currency exchange rates in each of those countries. For 2005, the effects of currency translations increased revenues by $26.5 million, primarily due to the strengthening of the Chilean Peso and Mexican Peso relative to the U.S. Dollar. A full year’s operations at UPC, ULACIT, and the Hispanoamericana campus of UVM, and the acquisitions of UAM, UNITEC, and the UNO campus of UVM in 2005 increased revenues by $53.5 million. Latin America revenue represented 58% of total revenues for 2005 and 56% of total revenue for 2004.

Europe revenue for 2005 increased by $32.4 million, or 21%, to $183.8 million compared to 2004. Enrollment increases of 6.0% in schools owned in both years added revenues of $9.7 million over 2004. For schools owned in both years, the Company increased local currency tuition by a weighted average of 4.9%, which served to increase revenues by $8.4 million. Each institution in the segment offers tuitions at various prices based upon degree program. For 2005, the effects of product mix resulted in a $11.0 million reduction in revenue primarily due to lower-priced post-graduate enrollment growth in Spain exceeding undergraduate enrollment growth. The segment operates in several countries and is subject to the effects of foreign currency exchange rates in each of those countries. For 2005, the effects of currency translations decreased revenues by $1.2 million, due to the weakening of the Euro and Swiss Franc against the U.S. Dollar. A full year’s operations at IEDE, IFG and ECE and the acquisition of Cyprus College in 2005 increased revenues by $26.5 million. Europe revenue represented 21% of total revenues for 2005, and 23% of total revenue for 2004.

Laureate Online Education revenue increased by $49.2 million, or 36%, to $184.3 million for 2005 compared to 2004. Enrollment increases of 27% added revenues of $30.3 million, and the Laureate Online Education B.V. acquisition added revenues of $2.9 million. Weighted average tuition increases of 4.6% accounted for $5.0 million of additional revenues, and other factors, primarily a favorable change in degree program mix, added $11.0 million. Laureate Online Education revenue represented 21% of total revenues for 2005 and 2004.

Direct Costs. Total direct costs of revenues increased $186.6 million, or 35%, to $714.9 million for 2005 from $528.3 million for 2004. Direct costs remained unchanged at 82% of total revenues in 2005 and 2004.

Latin America direct costs increased by $108.0 million to $383.0 million, or 76% of Latin America revenue for 2005 year, compared to $275.0 million or 76% of Latin America revenue for 2004. An increase of $42.9 million in expenses reflected higher enrollments and corresponding expanded operating activities compared to 2004. Acquisitions increased expenses by $47.2 million. For 2005, the effects of currency translations increased expenses by $17.9 million, primarily due to the strengthening of the Chilean Peso and Mexican Peso relative to the U.S. Dollar.

Europe direct costs increased by $33.0 million to $160.3 million, or 87% of Europe revenue for 2005, compared to $127.3 million, or 84% of Europe revenue for 2004. Higher enrollments and expanded operations at the higher education institutions compared to 2004 increased expenses by $7.0 million, and the acquisitions increased expenses by $26.4 million. For 2005, the effects of currency translations decreased expenses by $0.4 million, due to the weakening of the Euro and Swiss Franc against the U.S. Dollar.

Campus-based segments overhead expense increased $3.5 million, or 29%, to $15.5 million in 2005 compared to $12.0 million for 2004. Campus based overhead expense remained unchanged at 2% of total Campus-Based revenues in 2005 and 2004.

Laureate Online Education direct costs increased by $42.1 million to $156.1 million, or 85% of Laureate Online Education revenue for 2005, compared to $114.0 million, or 84% of Laureate Online Education revenue for 2004. The increase in direct costs as a percentage of revenues reflects investment in brand development and student recruiting services. These investments were partially offset by increased efficiencies in program delivery as a result of higher enrollment volumes.

Other Operating Expenses. Other operating expenses increased by $2.9 million to $30.0 million for 2005 year from $27.1 million for 2004. The increase in other operating expenses related primarily to the increase in core operating segments general and administrative expenses.

Core operating segments general and administrative expenses increased by $4.0 million in 2005 to $25.4 million from $21.4 million in 2004. The increase in expenses was primarily due to increases in payroll and other employee related costs resulting from increased headcount, training costs and travel expenses incurred to support the rapid growth in the Company’s global operations.

Non-cash stock compensation expense decreased $1.1 million to $4.6 million for 2005 compared to $5.7 million for 2004. The decrease in non-cash stock compensation was primarily due to non-recurring variable accounting expenses incurred in 2004 as a result of the inadvertent exercise as discussed below. In each year, the Company issued restricted stock to the senior executives resulting in additional non-cash compensation expense of $0.8 million in 2005 and $1.9 million in 2004.

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

Non-Operating Income/Expenses. Non-operating income/expenses changed to expense of $0.2 million for 2005 from income of $19.6 million in 2004. This change was primarily attributable to 2004 income recognized in connection with the early repayment of a note receivable originally issued on June 30, 2003, as partial consideration for the sale of the Company’s K-12 segments to Educate with an original issue discount of $13.4 million.

Interest and other income decreased $16.4 million to $11.8 million from $28.2 million in 2004. In connection with the early repayment of the Educate note, the Company recorded income of $12.7 million in 2004 due to the accelerated recognition of the remaining unamortized original issue discount. In addition in 2004, the Company recorded a gain of $5.2 million on the divestment of land at UEM.

Interest expense increased $2.8 million primarily due to the acquired debt as a result of current year acquisitions.

Minority Interest in (Income) Loss of Affiliates, Net of Tax. Minority interest in (income) loss of affiliates increased $3.1 million to $24.3 million in 2005 from $21.2 million in 2004. Acquisitions added $0.8 million, and the minority share of improved operating results at UVM, UDLA, and UNAB was $5.9 million. As more fully described in Note 4 to the consolidated financial statements, the remaining ownership interests of the minority shareholders at Walden and UEM were acquired in September 2004 and December 2004, respectively, which decreased minority interest by $3.6 million in 2005.

Income Taxes. The Company has operations in multiple countries, many of which have statutory tax rates lower than the United States. Since approximately 80% of the Company’s revenues are generated outside the United States, the impact of generally lower effective tax rates in these foreign jurisdictions is an effective tax rate significantly lower than the United States statutory rate as outlined in Note 13 to the consolidated financial statements. The Company’s effective tax rates from continuing operations were 15.1% and 6.1% for the 2005 and 2004, respectively. During 2004, the effective rate was impacted by the reversal of a valuation allowance related to a deferred tax asset.

Comparison of results for 2004 to results for 2003.

Revenues. Total revenues increased by $174.1 million, or 37%, to $646.9 million for the year ended December 31, 2004 (“2004”) from $472.8 million for the year ended December 31, 2003 (“2003”). This revenue increase was driven primarily by increased total enrollment at the Company’s higher education institutions, plus the impact of acquisitions within the last two years.

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

Europe revenue for 2004 increased by $24.7 million, or 20%, to $151.3 million compared to 2003. Enrollment increases of 3.1% in schools owned in both years added revenues of $2.5 million over 2003. For schools owned in both years, the Company increased local currency tuition by a weighted average of 6.0%, which served to increase revenues by $7.2 million. Each institution in the segment offers tuitions at various prices based upon degree program. For 2004, the effects of product mix resulted in a $7.4 million reduction in revenue primarily due to lower-priced post-graduate enrollment growth in Spain exceeding undergraduate enrollment growth. The segment operates in several countries and is subject to the effects of foreign currency exchange rates in each of those countries. For 2004, the effects of currency translations increased revenues by $12.4 million, due to the strengthening of the Euro and Swiss Franc against the U.S. Dollar. The acquisitions of IEDE, IFG and ECE increased revenues by $10.0 million. Europe revenue represented 23% of total revenues for 2004, and 27% of total revenue for 2003.

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

Direct Costs. Total direct costs of revenues increased $133.1 million, or 34%, to $528.3 million for 2004 from $395.2 million for 2003. Direct costs decreased to 82% of total revenues in 2004 from 84% in 2003 primarily due to increased enrollments providing improved leverage of the fixed cost base.

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

Europe direct costs increased by $20.6 million to $127.2 million, or 84% of Europe revenue for 2004, compared to $106.6 million, or 84% of Europe revenue for 2003. Higher enrollments and expanded operations at the higher education institutions compared to 2003 increased expenses by $1.5 million, and the acquisitions of IEDE, IFG and ECE increased expenses by $9.0 million. For 2004, the effects of currency translations increased expenses by $10.1 million, due to the strengthening of the Euro and Swiss Franc against the U.S. Dollar.

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

Other Operating Expenses. Other operating expenses decreased by $15.5 million to $27.1 million for 2004 year from $42.6 million for 2003. The decrease in other operating expenses related primarily to the decrease in non-cash stock compensation expense.

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

Investment and other income increased $21.2 million to $28.2 million from $7.0 million in 2003. In connection with the Educate note, the Company recorded income of $12.7 million due to the accelerated recognition of the remaining unamortized original issue discount. The remaining increase in the investment and other income was primarily due to the interest earned on the Educate note prior to repayment and the gain on the divestment of land at UEM of $5.2 million.

Ventures loss on investment of $8.4 million during 2003 was primarily attributable to the write-off of the investment in ClubMom, Inc.

Interest expense decreased $1.2 million primarily due to the retirement and conversion of $95.0 million of convertible debentures in 2003, partially offset by an increase in expense related to debt incurred in connection with the 2003 UNAB acquisition.

Minority Interest in (Income) Loss of Affiliates, Net of Tax. Minority interest in (income) loss of affiliates increased $6.7 million to $21.2 million in 2004 from $14.5 million in 2003. Acquisitions added $1.6 million, and the minority share of improved operating results at UVM, UDLA, UNAB and Walden was $4.5 million. As more fully described in Note 4 to the consolidated financial statements, the ownership interests of the minority shareholders at Walden and UEM were bought out in September 2004 and December 2004, respectively.

Income Taxes. The Company has operations in multiple countries, many of which have statutory tax rates lower than the United States. Since approximately 80% of the Company’s revenues are generated outside the United States, the impact of generally lower effective tax rates in these foreign jurisdictions is an effective tax rate significantly lower than the United States statutory rate as outlined in Note 13 to the consolidated financial statements.

Liquidity and Capital Resources

The Company generates revenue from tuition and other fees charged to students in connection with its various education program offerings. Students typically self-finance the costs of their education or seek third-party sponsored financing programs. Tuition is generally collected in advance. As a result, working capital is generally a source rather than use of funds. Given the favorable cash flow characteristics of the Company’s post-secondary education business, Laureate anticipates generating sufficient cash flow from operations within each of the individual countries where we operate to satisfy the working capital and financing needs of the Company’s organic growth plans for each country. If an educational institution in a country were to unable to maintain sufficient liquidity on its own, the Company would look to internal cash resources as well as explore reasonable short-term facilities to accommodate any short to medium term shortfalls. Accordingly, liquidity is managed locally with oversight provided by corporate staff in Baltimore, Maryland.

The Company incurs significant costs at its headquarters location in Baltimore, Maryland relating to (1) meeting U.S. and group corporate governance, reporting and compliance requirements, (2) stewardship and financing of its ownership in investments and subsidiaries, and (3) development of group synergies among its investments and subsidiaries. Cash flow from operations generated by the Company’s domestic businesses, included within Laureate Online Education, coupled with incremental borrowing capacity, are expected to be sufficient to meet future domestic working capital, financing and investment needs.

Cash provided by operations was $141.1 million for 2005, an increase of $16.8 million from $124.3 million for 2004. This increase was driven by several factors, including a $12.2 million increase in net income for 2005. Adjustments for significant non-cash income and expense included a $9.2 million increase in depreciation and amortization, a $2.6 million reduction in non-cash stock compensation in 2005, and a $4.2 million decrease in the loss recorded on discontinued operations primarily related to the sale of WSI. In addition, 2004 net income included $12.7 million of a non-cash acceleration of original issue discount that did not recur in 2005 as well as a $5.1 million gain on the divestment of land at UEM in 2004. Minority interest in consolidated subsidiaries increased by $3.2 million. Deferred income taxes increased by $9.5 million. Other noncash activities changed by a use of cash of $2.5 million. The operating assets and liabilities changed $25.1 million from a use of cash of $31.5 million in 2005 compared to a use of cash of $6.4 million in 2004.

Cash used in investing activities increased $81.0 million from $127.0 million for 2004 to $208.0 million for 2005. Late in the second quarter of 2004, the Company collected a $55.0 million related party note receivable taken in connection with the 2003 sale of its K-12 business segments. Investing activities in 2005 included $12.7 million collected in connection with the disposition of discontinued operations. 2005 included a $15.5 million increase in payments of consideration for acquisitions over 2004, primarily due to payments to prior owners of Walden and UNAB. The net change in notes receivables decreased $14.6 million from $20.5 million in 2004 to $5.9 million in 2005. Net transactions in available-for-sale securities decreased from a source of cash of $14.8 million in 2004 to a use of cash of $1.6 million in 2005. Purchases of property and equipment were $8.3 million higher in 2005 than in 2004. In addition, 2004 included a $13.1 million source of cash related to the sale of land that did not recur in 2005.

Cash provided by financing activities was $40.8 million in 2005, compared to cash provided by financing activities of $31.8 million in 2004, an increase of $9.0 million. The most significant components of this change are a net increase in the issuance of long-term debt of $16.7 million, which was partially offset by a decrease in proceeds from the exercise of options of $5.2 million.

The foreign currency effect on our operations resulted in an increase in cash of $3.8 million in 2005 compared to a decrease of $10.0 million in 2004.

On October 26, 2005, the Company entered into a 364-day, $120.0 million Credit Agreement (the “Agreement”) with Bank of America, N.A. (“Bank of America”) and certain other parties. The Agreement expires on October 25, 2006 and is comprised of two tranches: Tranche A for $90.0 million and Tranche B for $30.0 million. Tranche B has a $20.0 million sublimit for standby letters of credit. The Agreement effectively supercedes the existing $30.0 million Credit Agreement dated June 30, 2003 by incorporating it as Tranche B in the Agreement. See Note 8 to the consolidated financial statement for additional information on the Agreement.

The Agreement has a material covenant, which states that the Company is limited in total net debt, defined as debt minus unrestricted cash, to 2.5 times consolidated EBITDA, as defined. The following subsidiaries of the Company are guarantors under the Agreement: Walden E-Learning, Inc., Walden University, Inc., The Canter Group of Companies, and Canter and Associates, Inc. The outstanding balance on the line of credit was $34.3 million at December 31, 2005. The Company is in compliance with this convenant as of December 31, 2005.

The Company anticipates that cash flow from operations, available cash and existing credit facilities will be sufficient to meet its recurring operating requirements, including some expansions of its existing business. The Company expects to continue to make a significant investment in capital projects including renovations and expansions of existing facilities. The Company continues to evaluate secured and unsecured debt as well as equity instruments in order to meet the significant additional commitments for the short to medium term including any contingent consideration paid to minority owners of its institutions. The Company continues to examine opportunities in the educational services industry for potential synergistic acquisitions and expects that existing capital resources (including credit facilities) will be sufficient to continue to acquire businesses in the educational services industry. However, if the Company were to pursue a number of acquisitions or major expansions, additional debt or equity capital may be required. The Company cannot be certain that this capital would be available on attractive terms, if at all.

Contractual Obligations and Contingent Matters

The following tables reflect the Company’s contractual obligations and other commercial commitments as of December 31, 2005:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Due in less than 1 year	Due in 1-3 years	Due in 4-5 years	Due after 5 years
Long-term debt (1)	$163,041	$63,044	$42,835	$16,606	$40,556
Interest payments (7)	25,483	8,258	10,803	3,199	3,223
Operating leases	343,694	41,936	111,503	62,913	127,342
Due to shareholders of acquired companies	65,423	18,737	33,073	3,241	10,372
Other long term liabilities (2),(6)	5,760	5,760	—	—	—
Total contractual cash obligations of continuing operations	$603,401	$137,735	$198,214	$85,959	$181,493

	Amount of Commitment Expiration Per Period (in thousands)
Commercial Commitments	Total Amounts Committed	Due in less than 1year	Due in 1-3 years	Due in 4-5 years	Due after 5 years
Guarantees (3)	$11,058	$4,202	$5,295	$1,561	$—
Purchase Obligations(4)	12,931	1,484	11,447	—	—
Standby letters of credit(5)	14,500	14,500	—	—	—
Total commercial commitments of continuing operations	$38,489	$20,186	$16,742	$1,561	$—

(1) On October 26, 2005, the Company entered into a 364-day, $120.0 million Credit Agreement (the “Agreement”) with Bank of America, N.A. (“Bank of America”) and certain other parties. The Agreement expires on October 25, 2006 and is comprised of two tranches: Tranche A for $90.0 million and Tranche B for $30.0 million. Tranche B has a $20.0 million sublimit for standby letters of credit. The Agreement effectively supercedes the existing $30.0 million Credit Agreement dated June 30, 2003 by incorporating it as Tranche B in the Agreement. See Note 8 to the consolidated financial statement for additional information on the Agreement. The outstanding balance on the line of credit was $34.3 million at December 31, 2005. Individual units within campus-based operations have unsecured lines of credit, which total $42.0 million, primarily for working capital purposes. The aggregate outstanding balance on the campus-based segments’ lines of credit was $17.4 million at December 31, 2005, which is included in the current portion of long-term debt. The weighted average short term borrowing rates were 6.0% and 8.1% at December 31, 2005 and December 31, 2004 respectively.

(2)In connection with the sale of substantially all of the Company’s K-12 segments to Educate, the Company entered into a three-year management service agreement with Educate. Under the terms of the agreement, Educate will provide certain support services, including, specified accounting, benefits, IT, human resources, purchasing and payroll services to Laureate. Conversely, Laureate will provide certain support services, primarily in the areas of tax and treasury, to Educate. The agreement is based on a fixed-fee, adjusted as appropriate based on increases to predetermined service volumes. The net fee due to Educate prior to June 30, 2006 is $1.9 million.

(3)Subsequent to the divestiture of the K-12 segments, all leases related to Sylvan Learning Centers acquired by Educate were renegotiated or assigned in the name of Educate during the third quarter of 2003. Leases with remaining payments of $6.7 million through December 2010 are guaranteed by the Company. Under the terms of Asset Purchase Agreement with Educate, the Company is indemnified against any losses suffered as a result of these lease guarantees. During the fourth quarter of 2004, Laureate entered into an agreement to guarantee lease payments owed by Kendall College to Key Equipment Finance. Leases with remaining payments of $4.3 million through December 2011 are guaranteed by the Company under this agreement.

(4)As part of the acquisition of ECE, the Company committed to purchase the remaining 30% ownership from the sellers on December 31, 2008 for approximately $8.3 million. The agreement is denominated in Euros, and is subject to foreign currency exchange rate risk on the dates of payment. As part of the acquisition of IFG, the Company committed to additional capital contributions, which will increase the Company’s share of ownership. The agreement provides that, no later than July 31, 2006 and July 31, 2007, the Company shall contribute approximately $1.5 million and $2.2 million resulting in an increase in ownership share of 16% and 23%, respectively. In addition, during the period October through November 2008, the sellers may exercise a put option requiring the Company to purchase the remaining 10% ownership for approximately $0.9 million. The agreement is denominated in Euros, and is subject to foreign currency exchange rate risk on the dates of payment.

(5)The Company has approximately $14.5 million outstanding in standby letters of credit. The Company is self-insured for workers compensation and other insurable risks up to predetermined amounts above which third party insurance applies. The Company is contingently liable to insurance carriers under certain of these policies and has provided a letter of credit in favor of the insurance carriers for approximately $1.1 million. The company has also issued a standby letter of credit in the amount of $1.4 million assuring the collectibility of a line of credit at AIEP, which is being used for working capital purposes. The outstanding balance on the AIEP line of credit was $2.0 million at December 31, 2005. In the first quarter of 2005, the Company issued a $12.0 million standby letter of credit in favor of WSI Education S.a.r.l. for a tax indemnification related to the sale of WSI.

(6)Under terms of note agreements with Kendall College (“Kendall”) (more fully described in Note 5 to the consolidated financial statements), the Company has committed to providing total additional funding to Kendall in the amount of $3.9 million. As of December 31, 2005, the Company has substantially fulfilled this funding commitment. In the event the Company does not exercise its agreement to acquire Kendall, Kendall is obligated to enter into a lease agreement with the Company beginning July 21, 2006 to lease office space. The lease commitment specifies a term of 36 months and annual rent of $1.0 million.

(7)Interest payments for variable rate long-term debt were calculated using the variable interest rate at December 31, 2005.

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

Additional amounts of contingent consideration are due the sellers of UDLA based on operating results for the three years ending December 31, 2006. On the later of March 31, 2006 or 45 days after the Company receives the audited financial statements of Decon, the holding company that controls and operates UDLA, the Company is obligated to the sellers for an amount equal to 60% of six times (i) average recurring earnings before interest and income taxes (“EBIT”) for 2004 and 2005, less (ii) 2000 EBIT; this result is reduced by (iii) 42% of certain specified debt. Excluding adjustments of non-recurring EBIT items and any other negotiated amounts, the Company would be obligated to the sellers for approximately $81.7 million. No later than March 31, 2007, the Company is obligated to the sellers for an amount equal to 20% of four times (i) average recurring EBIT for 2005 and 2006; this result is reduced by (ii) 20% of certain specified debt and (iii), $6.5 million. Excluding adjustments of non-recurring EBIT items and any other negotiated amounts as well as including 2006 estimates and projections, the Company would be obligated to the sellers for approximately $18.5 million. The Company has pledged its shares of Decon, the holding company that controls and operates UDLA, to satisfy its payment obligations to the sellers. The Company cannot dispose of, place any lien on or encumber the shares without the prior approval of the sellers.

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

Effective March 1, 2009 the minority owners of UAM have the right to require the Company to purchase an equity interest of 29% from the minority owners at a variable purchase price based on 4.0 times recurring EBITDA for certain specified periods. Also effective March 1, 2009, the Company has a right to acquire the same 29% interest from the minority owners for a variable purchase price equal to the greater of 4.0 times recurring EBITDA for certain specified periods or the equivalent per share valuation of the Company’s initial 51% acquisition of UAM, grown at local inflation. Beginning March 1, 2013 and continuing for ten years the minority owners and the Company have similar put and call rights, respectively, on the remaining 20% interest of the minority owners, with the purchase price determined based on a similar formula.

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

Related Party Transactions

Transactions between UI and Certain Former Owners

The Company entered into a lease agreement in October 2003 with certain former owners of UI, located in Costa Rica and Panama. In 2004, the Company entered into a new lease with the same parties for the ULACIT campus. The lease agreements enable the Company to operate UI and ULACIT at their established campuses. Both leases have initial terms of fifteen years, with additional five-year extensions available at the Company’s option. The leases also contain provisions for the Company, at its option, to purchase the real estate for its fair market value at any time. Under the UI lease, monthly rental payments are based on eight percent of net campus revenues for the first two years and ten percent of net campus revenues in the third year. Subsequent rental payments will be adjusted for inflation. The Company recognized approximately $1.1 million and $0.8 million of rent expense under this lease for the years ended December 31, 2005 and December 31, 2004, respectively. The ULACIT lease has fixed monthly rental payments. The Company recognized approximately $0.8 million and $0.1 million of rent expense under this lease for the year ended December 31, 2005 and the period from October 25, 2004 through December 31, 2004, respectively.

Transactions between UVM and Certain Officers and Minority Shareholders

The Company entered into lease agreements for UVM’s university campuses with certain of its officers and minority owners. The leases have an initial term of ten years with an additional two-year extension available at the Company’s option. During 2002, this lease was amended to include an additional three-year extension available at the Company’s option, for a total term of up to 15 years. The amended lease also gives the Company the option to purchase the real estate at the fair market value of the property at the end of the lease term. Rents are adjusted monthly for inflation. For 2005, 2004 and 2003, the Company incurred approximately $6.9 million, $5.6 million and $5.1 million, respectively, of rent under these leases. The lease agreements enable the Company to operate UVM at its already established campuses. The value of the contracts was determined by arms-length negotiation between the parties and based upon the then prevailing market rates, and was corroborated by an independent real estate appraisal.

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

Transactions between UAM and Minority Shareholders

The Company entered into lease agreements for most of UAM’s university campus facilities with its minority owners. The leases have an initial term of 20 years with two additional extensions of 20 years each, available at the Company’s option. Base annual rent expense under the lease agreements is approximately $5.6 million. Rents are adjusted annually for inflation. The contracts give the Company the right of first refusal to purchase these properties in the case that the lessor decides to sell the properties. If UAM were to elect to vacate the premises prior to the lease termination date, the agreements contain certain conditional purchase options, which if not exercised by the Company, may result in early exit penalties. The lease agreements enable the Company to operate UAM at its already established campuses. The collective value of these contracts was determined by arms-length negotiation between the parties and based upon the then prevailing market rates, and was corroborated by an independent real estate appraisal. The Company recognized approximately $0.5 million of rent expense under these leases from December 1, 2005 to December 31, 2005.

Transactions between the Company and Affiliates

As discussed more fully in Note 3 to the consolidated financial statements, on June 30, 2003, the Company completed the sale of its K-12 segments to Educate. Prior to the sale, Apollo held the rights to appoint two seats on the Company’s Board of Directors. As a result of the sale transaction, these rights were reduced to one Board seat. During the fourth quarter of 2004, concurrent with Educate Inc.’s initial public stock offering, Apollo resigned its board seat.

As discussed more fully in Note 10 to the consolidated financial statements, in connection with the sale of the Company’s K-12 segments, the Company entered into a three-year management service agreement with Educate. The net fee due to Educate through June 30, 2006 is approximately $1.9 million.

Effects of Inflation

Inflation has not had a material effect on the Company’s revenues and income from continuing operations in the past three years. Inflation is not expected to have a material effect in the foreseeable future. The Company historically has been able to increase tuition pricing at a rate at or above the applicable rate of inflation.

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

Foreign Currency Risk

The Company derives approximately 80% of its revenues from students outside the United States. This business is transacted through a network of international subsidiaries, generally in the local currency that is considered the functional currency of that foreign subsidiary. Expenses are also incurred in the foreign currencies to match revenues earned, which minimizes the Company’s exchange rate exposure to operating margins. A hypothetical 10% adverse change in average annual foreign currency exchange rates would have decreased operating income and cash flows for 2005 by $16.4 million. The Company generally views its investment in most of its foreign subsidiaries as long-term. The effects of a change in foreign currency exchange rates on the Company’s net investment in foreign subsidiaries are reflected in other comprehensive income (loss) on the Company’s balance sheets. A 10% depreciation in functional currencies relative to the U.S. dollar would have resulted in a decrease in the Company’s net investment in foreign subsidiaries of approximately $69.5 million at December 31, 2005.

The Company occasionally enters into foreign exchange forward contracts to reduce the earnings impact of non-functional currency denominated receivables. The primary business objective of such activity is to protect the U.S. dollar value of the Company’s assets and future cash flows with respect to exchange rate fluctuations. At December 31, 2005, the Company had one forward contract with an expiration date in 2009. The gains and losses on these contracts are deferred in accumulated other comprehensive income until the changes in the underlying financial instruments are recorded in the income statement. At this time, the deferred gains and losses will be reclassified from accumulated other comprehensive income on the balance sheet to the income statement.

Interest Rate Risk

The Company holds its cash and cash equivalents in high quality, short-term, fixed income securities. Consequently, the fair value of the Company’s cash and cash equivalents would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due to the short-term nature of the Company’s portfolio. The Company’s revolving credit facility bears interest at variable rates, and the fair value of this instrument is not significantly affected by changes in market interest rates. A 100 basis point decrease in interest rates would have reduced net interest income for 2005 by $0.4 million.

The table below provides information about the Company’s financial instruments that are sensitive to changes in interest rates. The table presents cash flows of weighted-average interest rates and principal payments for the following years ended December 31. The fair value of the debt below approximates book value.

Total debt and due to shareholders of acquired companies (in millions of US dollars):	2006	2007	2008	2009	2010	Thereafter	Total
	(in millions )
Fixed rate (Chilean peso)	$18.2	$24.8	$5.1	$2.6	$1.3	$0.6	$52.6
Average interest rate	6.3%	6.2%	6.0%	6.3%	7.8%	8.5%	—
Fixed rate (Swiss franc)	2.3	2.2	2.2	2.2	2.2	22.8	33.9
Average interest rate	2.1%	2.2%	2.3%	2.5%	2.7%	3.0%	—
Fixed rate (Euro)	0.6	0.5	0.4	1.8	0.3	1.7	5.3
Average interest rate	6.6%	6.8%	6.9%	6.9%	6.9%	6.9%	—
Fixed rate (Cypriot pound)	—	—	3.0	—	—	—	3.0
Average interest rate	—	—	0.0%	—	—	—	—
Fixed rate (Brazilian Real)	4.7	4.5	4.5	—	—	—	13.7
Average interest rate	0.0%	0.0%	0.0%	—	—	—	—
Fixed rate (Honduran Lempira)	0.4	0.4	0.5	1.8	0.6	11.1	14.8
Average interest rate	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	—
Fixed rate (Other)	4.3	—	—	—	—	—	4.3
Average interest rate	0.5%	—	—	—	—	—	—
Variable rate (Chilean peso)	5.8	0.2	0.2	0.2	0.2	1.0	7.6
Average interest rate	7.8%	8.2%	8.2%	8.2%	8.2%	8.2%	—
Variable rate (Swiss franc)	0.2	—	—	—	—	5.3	5.5
Average interest rate	3.9%	—	—	—	—	3.9%	—
Variable rate (Euro)	3.4	3.0	2.2	2.3	2.4	12.7	26.0
Average interest rate	3.9%	3.9%	3.9%	3.9%	3.9%	3.9%	—
Variable rate (Cypriot pound)	0.5	1.1	1.1	1.1	1.1	2.9	7.8
Average interest rate	6.0%	6.0%	6.0%	6.0%	6.0%	6.0%	—
Variable rate (Mexican Peso)	5.8	0.9	0.9	—	1.8	—	9.4
Average interest rate	6.3%	3.1%	2.8%	—	2.8%	—	—
Variable rate (Other)	35.7	2.1	2.1	2.1	1.2	1.4	44.6
Average interest rate	6.9%	10.0%	10.0%	10.0%	10.0%	10.0%	—

The weighted-average interest rates for the variable debt were calculated using the interest rate in effect as of December 31, 2005 for each debt instrument.

Investment Risk

The Company has an investment portfolio that includes short-term investments in available-for-sale debt and equity securities. The Company’s investment portfolio is exposed to risks arising from changes in these investment values.

All the potential impacts noted above are based on sensitivity analysis performed on the Company’s financial position at December 31, 2005. Actual results may differ materially.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Laureate Education, Inc.

We have audited the accompanying consolidated balance sheets of Laureate Education, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Laureate Education, Inc. and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, the accompanying balance sheet as of December 31, 2004 and the related statements of changes in stockholders’ equity for the years ended December 31, 2004 and 2003 have been restated.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Laureate Education, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2006 expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of the Company's internal control over financial reporting because of the existence of a material weakness.

/s/ Ernst & Young LLP

Baltimore, Maryland
March 10, 2006

LAUREATE EDUCATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollar and share amounts in thousands, except per share data)

	December 31, 2005	December 31, 2004
	(as restated - Note 3)
Assets
Current assets:
Cash and cash equivalents	$105,106	$106,854
Available-for-sale securities	4,768	3,258

Receivables:
Accounts receivable	181,211	126,486
Notes receivable	101,764	85,450
Other receivables	14,208	3,507
	297,183	215,443
Allowance for doubtful accounts	(39,006)	(25,209)
	258,177	190,234

Inventory	5,282	4,618
Deferred income taxes	16,978	5,079
Income tax receivable	2,373	33,523
Prepaid expenses and other current assets	17,836	15,230
Net assets of discontinued operations, current	—	20,000
Total current assets	410,520	378,796

Notes receivable, less current portion, net of allowance of $9,328 and $5,846 at December 31, 2005 and 2004, respectively	93,844	50,384

Property and equipment:
Land	101,993	95,153
Buildings	256,941	266,524
Construction in-progress	40,856	3,154
Furniture, computer equipment and software	223,143	161,132
Leasehold improvements	81,336	56,362
	704,269	582,325
Accumulated depreciation and amortization	(130,332)	(97,163)
	573,937	485,162

Goodwill	412,114	364,973
Other intangible assets:
Tradenames and accreditations	215,112	174,245
Other intangible assets, net of accumulated amortization of $14,397 and $9,358 at December 31, 2005 and 2004, respectively	7,163	11,447
	634,389	550,665

Deferred income taxes	25,760	7,717
Deferred costs, net of accumulated amortization of $14,041 and $10,025 at December 31, 2005 and 2004, respectively	21,935	15,976
Other assets	19,652	16,193
Net assets of discontinued operations, less current portion	2,906	30,199
Total assets	$1,782,943	$1,535,092

	December 31, 2005	December 31, 2004
	(as restated - Note 3)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$30,078	$20,824
Accrued expenses	106,463	108,542
Deferred revenue	279,289	225,747
Current portion of long-term debt	63,044	47,010
Current portion of due to shareholders of acquired companies	18,737	26,861
Income tax payable	31,615	15,423
Deferred income taxes	28,644	1,205
Other current liabilities	3,543	10,482
Total current liabilities	561,413	456,094

Long-term debt, less current portion	99,997	86,605
Due to shareholders of acquired companies, less current portion	46,686	29,402
Deferred income taxes	583	22,446
Other long-term liabilities	22,876	19,990
Total liabilities	731,555	614,537

Commitments and contingent liabilities	—	—

Minority interest	72,679	37,538

Stockholders’ equity:
Preferred stock, par value $.01 per share - authorized 10,000 shares, no shares issued and outstanding as of December 31, 2005 and 2004	—	—
Common stock, par value $.01 per share - authorized 90,000 shares, issued and outstanding shares of 49,861 and 48,813 as of December 31, 2005 and 2004, respectively	499	488
Additional paid-in capital	503,791	474,928
Retained earnings	435,554	360,371
Accumulated other comprehensive income	38,865	47,230
Total stockholders’ equity	978,709	883,017
Total liabilities and stockholders’ equity	$1,782,943	$1,535,092

See accompanying notes to financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Dollar and share amounts in thousands, except per share data)

	Year ended December 31
	2005	2004	2003
	(as restated - Note 3)

Revenues
Core operating segments	$875,376	$646,931	$471,903
Ventures	—	—	903
Total revenues	875,376	646,931	472,806

Costs and expenses
Direct costs:
Core operating segments	714,906	528,307	393,050
Ventures	—	—	2,122
General and administrative expenses:
Core operating segments	25,460	21,380	17,774
Ventures	—	—	1,756
Non-cash stock compensation expense (1)	4,588	5,718	23,050
Total costs and expenses	744,954	555,405	437,752

Operating income	130,422	91,526	35,054

Other income (expense)
Interest income	9,322	20,582	7,280
Other income (expense)	2,467	7,597	(277)
Interest expense	(10,440)	(7,670)	(8,844)
Ventures investment loss	—	—	(8,394)
Foreign currency exchange (loss) gain	(1,503)	(956)	257
	(154)	19,553	(9,978)
Income from continuing operations before income taxes, minority interest, and equity in net (loss) income of affiliates	130,268	111,079	25,076
Income tax benefit (expense)	(19,667)	(6,798)	2,930

Minority interest in (income) loss of consolidated subsidiaries, net of tax:
Core operating segments	(24,320)	(21,158)	(14,947)
Ventures	—	—	487
	(24,320)	(21,158)	(14,460)
Equity in net (loss) income of affiliates, net of tax:
Core operating segments	(535)	(323)	194
Ventures	—	—	(4,055)
	(535)	(323)	(3,861)
Income from continuing operations	85,746	82,800	9,685
Loss from discontinued operations, net of income tax expense of $1,385 in 2005, $200 in 2004, and $6,211 in 2003	(1,411)	(6,465)	(5,480)
(Loss) gain on disposal of discontinued operations, net of income tax expense of $10,270 in 2005, $3,232 in 2004, and $32,557 in 2003	(9,152)	(13,324)	41,930
Net income	$75,183	$63,011	$46,135

Earnings per common share, basic:
Income from continuing operations	$1.73	$1.79	$0.23
Net income	$1.52	$1.36	$1.10

Earnings per common share, diluted:
Income from continuing operations	$1.65	$1.69	$0.22
Net income	$1.45	$1.29	$1.05

(1) Composition of non-cash stock compensation expense:
Direct costs	$1,257	$2,823	$7,850
General and administrative expenses	3,331	2,895	15,200
Total	$4,588	$5,718	$23,050

See accompanying notes to financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Dollar and share amounts in thousands)

	Common Stock	Additional Paid—In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at January 1, 2003 as previously reported	$403	$257,926	$246,843	$(19,244)	$485,928
Restatement of 2002 financial statements to correct value of deferred tax asset (see Note 3)	—	—	4,382	—	4,382
Balance at January 1, 2003 as restated	403	257,926	251,225	(19,244)	490,310

Options exercised for purchase of 953 shares of common stock, including income tax benefit of $4,638	10	19,230	—	—	19,240
Issuance of 40 shares of common stock in connection with the Employee Stock Purchase Plan	—	422	—	—	422
Issuance of 2,823 shares of common stock in connection with the conversion of debentures	28	43,531	—	—	43,559
Issuance of 581 shares of common stock in connection with acquisition of minority interest in Sylvan Ventures LLC	6	5,148	—	—	5,154
Issuance of 256 shares of restricted common stock to employees	3	(3)	—	—	—
Non-cash stock compensation (includes $4,066 in discontinued operations)	—	27,116	—	—	27,116
Other equity activity	—	152	—	—	152
Comprehensive income:
Net income for the year ended December 31, 2003	—	—	46,135	—	46,135
Foreign currency translation adjustment	—	—	—	33,979	33,979
Unrealized gain on available-for-sale securities	—	—	—	63	63
Reclassification adjustment for foreign currency translation adjustments realized in net income	—	—	—	7,402	7,402
Total comprehensive income	—	—	—	—	87,579
Balance at December 31, 2003 (as restated - Note 3)	450	353,522	297,360	22,200	673,532

Options exercised for purchase of 1,505 shares of common stock, net of 153 replenished shares, including income tax benefit of $5,801	15	25,289	—	—	25,304
Issuance of 14 shares of common stock in connection with the Employee Stock Purchase Plan	—	151	—	—	151
Issuance of 2,500 shares in connection with acquisition	25	88,810	—	—	88,835
Non-cash stock compensation (includes $1,436 in discontinued operations)	—	7,154	—	—	7,154
Other equity activity	(2)	2	—	—	—
Comprehensive income:
Net income for the year ended December 31, 2004	—	—	63,011	—	63,011
Foreign currency translation adjustment	—	—	—	24,988	24,988
Unrealized gain on available-for-sale securities	—	—	—	42	42
Total comprehensive income	—	—	—	—	88,041
Balance at December 31, 2004 (as restated - Note 3)	488	474,928	360,371	47,230	883,017

Options exercised for purchase of 998 shares of common stock, net of 44 replenishment shares, including income tax benefit of $10,454	10	24,755	—	—	24,765
Non cash stock compensation modification for former employee	—	923	—	—	923
Non-cash stock compensation	—	3,665	—	—	3,665
Other	1	(480)	—	—	(479)
Comprehensive income:
Net income for the year ended December 31, 2005	—	—	75,183	—	75,183
Foreign currency translation adjustment	—	—	—	(8,417)	(8,417)
Unrealized gain on available-for-sale securities	—	—	—	52	52
Total comprehensive income	—	—	—	—	66,818
Balance at December 31, 2005	$499	$503,791	$435,554	$38,865	$978,709

See accompanying notes to financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

	Year Ended December 31,
	2005	2004	2003

Operating activities
Net income	$75,183	$63,011	$46,135
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	36,291	30,317	25,087
Amortization	14,474	11,241	5,834
Loss (Gain) on disposal of discontinued operations	9,152	13,324	(41,930)
Non-cash stock compensation expense - continuing operations	4,588	5,718	23,050
Non-cash stock compensation expense - discontinued operations	—	1,436	4,066
Acceleration of original issue discount on note receivable repayment	—	(12,722)	—
(Gain) loss on assets sold	(1,011)	16	7,894
Gain on conveyance of land as purchase consideration	—	(5,169)	—
Minority interest in consolidated subsidiaries	24,320	21,158	14,460
Equity in net loss of affiliates	535	323	3,861
Deferred income taxes	11,499	1,992	(6,471)
Other non-cash items	(2,459)	50	1,557
Changes in operating assets and liabilities:	—
Receivables	(62,008)	(66,702)	(16,058)
Income tax receivable	15,676	—	—
Inventory, prepaid expenses and other current assets	(2,400)	12,922	4,814
Accounts payable and accrued expenses	(19,402)	(271)	8,537
Income tax payable	(9,782)	(15,411)	(44,709)
Deferred revenue and other current liabilities	46,404	63,109	22,768
Net cash provided by operating activities	141,060	124,342	58,895

Investing activities
Purchase of available-for-sale securities	(6,704)	(54,331)	(54,573)
Proceeds from sales or maturity of available-for-sale securities	5,064	69,097	67,068
Change in investment in and advances to affiliates and other investments	—	4,115	(739)
Proceeds from sale of land	—	13,107	—
Purchase of property and equipment, net	(109,144)	(100,779)	(81,078)
Proceeds from repayment of related party note receivable	—	55,006	—
Proceeds from sales of discontinued operations, net of cash sold	22,654	—	96,371
Cash loaned in exchange for notes receivable	(6,214)	(23,178)	—
Proceeds from repayment of notes receivable	333	2,697	—
Cash paid for acquisitions, net of cash acquired	(69,781)	(75,762)	(53,711)
Payment of deferred consideration for prior period acquisitions	(25,832)	(4,303)	(8,178)
Expenditures for deferred costs	(10,279)	(9,918)	(5,108)
Change in other long-term assets	1,860	(2,764)	(2,919)
Net cash used in investing activities	(198,043)	(127,013)	(42,867)

Financing activities
Proceeds from exercise of options	14,311	19,503	14,602
Proceeds from issuance of common stock	—	151	422
Proceeds from issuance of long-term debt	187,463	77,777	22,090
Payments on long-term debt	(159,883)	(66,939)	(39,482)
Cash received from minority interest members	—	—	2,263
Change in long-term liabilities	(1,085)	1,335	(2,682)
Net cash provided by (used in) financing activities	40,806	31,827	(2,787)
Effects of exchange rate changes on cash	3,765	(10,026)	(19,538)

Net change in cash and cash equivalents	(12,412)	19,130	(6,297)
Cash and cash equivalents at beginning of period	117,518	98,388	104,685
Cash and cash equivalents at end of period	$105,106	$117,518	$98,388

Cash and cash equivalents classified as:
Continuing operations	$105,106	$106,854	$92,145
Discontinued operations	—	10,664	6,243
Cash and cash equivalents at end of period	$105,106	$117,518	$98,388

See accompanying notes to financial statements.

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar and share amounts in thousands, except per share data)

Note 1 - Description of Business and Basis of Presentation

Laureate Education, Inc. and subsidiaries (the “Company”) is focused exclusively on providing a superior higher education experience to over 217,000 students through the leading global network of accredited campus-based and online universities and higher education institutions (“higher education institutions”). The Company’s educational offerings are delivered through three separate reportable segments: Campus Based - Latin America (“Latin America”), Campus Based - Europe (“Europe”) and Laureate Online Education. The campus-based segments of Latin America and Europe own or maintain controlling interests in eleven and ten separately accredited higher education institutions, respectively. The Latin America segment has locations in Mexico, Chile, Brazil, Peru, Ecuador, Panama, Costa Rica, and Honduras. The Europe segment has locations in Spain, Switzerland, France and Cyprus. The Laureate Online Education segment provides career-oriented degree programs to working adult students through Walden E-Learning, Inc. (“Walden”), Laureate Online Education BV, and Canter and Associates (“Canter”).

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States that require the Company’s management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates.

Certain amounts previously reported for 2003 and 2004 have been reclassified to conform to the 2005 presentation. As discussed more fully in Note 3, certain business components are classified as discontinued operations in the accompanying consolidated financial statements. The 2004 consolidated financial statements have been restated to present a non-strategic business in Europe as discontinued operations.

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

Consolidation. Affiliated companies in which the Company owns, directly or indirectly, or otherwise controls more than 50% of the outstanding voting interests are accounted for under the consolidation method of accounting. Five subsidiaries of the Company consolidate not-for-profit, non-stock universities that are controlled through majority voting interests of their respective Boards of Directors. The Company also has a substantial economic interest in the net assets of these not-for-profit universities. Under the consolidation method, an affiliated company’s results of operations are reflected within the consolidated statements of operations. Earnings or losses attributable to other stockholders of a consolidated affiliated company are classified as “minority interest in (income) loss of consolidated subsidiaries” in the Company’s consolidated statements of operations. Minority interest adjusts the Company’s consolidated net results of operations to reflect only its share of the after-tax earnings or losses of an affiliated company. Income taxes attributable to minority interest are determined using the applicable statutory tax rates in the jurisdictions where such operations are conducted. These rates vary from country to country. Transactions between the Company and its consolidated affiliated companies are eliminated in consolidation.

Equity Method. Affiliated companies in which the Company owns, directly or indirectly, or otherwise controls more than 50% or less of the outstanding voting interests, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Significant influence with respect to an affiliated company depends on an evaluation of several factors including, among other things, representation on the associated company’s board of directors, ownership percentage and voting rights associated with the Company’s holdings in the securities of the affiliated company. Investments accounted for under the equity method are included in Other Assets in the consolidated balance sheets. Under the equity method of accounting, affiliated companies’ results of operations are not consolidated within the Company’s operating results. However, the Company’s share of the earnings or losses of these affiliated companies is classified as “equity in net income (loss) of affiliates” in the consolidated statements of operations.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts and notes receivable, available-for-sale investments, accounts payable, due to shareholders of acquired companies, and short and long-term debt. The fair value of these financial instruments approximates their carrying amounts reported in the consolidated balance sheets.

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

Property and Equipment

Property and equipment is stated at cost. Included in property and equipment are the direct costs of developing or obtaining software for internal use. Repairs and maintenance costs are expensed as incurred. Assets under construction are reflected in construction in-progress until they are ready for their intended use. Interest is capitalized as a component of cost on major projects during the construction period.

Depreciation of buildings and furniture and equipment is computed using the straight-line method over the estimated useful lives of the assets for reporting purposes and an accelerated method for income tax reporting purposes. Leasehold improvements are amortized using the straight-line method over the lesser of the lease term or the estimated useful life of the asset as determined at inception of the lease. Depreciation and amortization periods are as follows:

Buildings	33-50 years
Furniture, computer equipment and software	3-15 years
Leasehold improvements	4-20 years

The Company conducts approximately 66% of its operations at leased facilities and recognizes rent expense on a straight-line basis over the terms of the leases. Before entering into a lease, an analysis is performed to determine whether a lease should be classified as a capital or an operating lease.

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

Goodwill is potentially impaired when the carrying amount of a reporting unit’s goodwill exceeds its implied fair value, as determined under a two-step approach. The first step is to determine the estimated fair value of each reporting unit with goodwill. The reporting units of the Company for purposes of the impairment test are those operating components for which discrete financial information is available and for which operating results are regularly reviewed by segment management. Components are combined when determining reporting units if they have similar economic characteristics. Generally, each country in which the Company operates is a reporting unit for purposes of the impairment tests.

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

The impairment test for indefinite-lived assets, consisting of accreditation and tradenames, requires a new determination of the fair value of the intangible asset. The Company generally uses an income approach to determine the fair value of these assets. If the fair value of the intangible asset is less than its carrying value, an impairment loss is recognized for an amount equal to the difference. The intangible asset is then carried at its new fair value.

Deferred Costs

Deferred costs include the direct cost of internally developing proprietary educational products and materials that have extended useful lives and are licensed or sold to higher education institutions or used at Company-operated institutions. These costs are capitalized and amortized over the estimated useful life of the products and materials, which approximates five years.

Deferred costs also include direct costs incurred for services to higher education institutions licensing distance learning graduate programs. These costs are capitalized when incurred and expensed when the related revenue is recognized.

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

Revenue Recognition

Tuition revenue is recognized ratably on a straight-line basis over the months that contain the period of instruction, and is reported net of scholarships and other discounts. Dormitory revenues are recognized over the occupancy period. Tuition paid in advance or unpaid and unearned tuition included in accounts receivable is recorded as deferred revenue.

Revenue from the sale of educational products is generally recognized when shipped and collectibility is reasonably assured.

Direct Costs

Direct costs represent divisional costs of operations, including selling and administrative expenses that are directly attributable to specific operating units.

Advertising

The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2005, 2004 and 2003 was $56,548, $50,170, and $50,210, respectively. Of these amounts, $1,005, $4,699, and $14,033 were included as a component of discontinued operations in 2005, 2004 and 2003, respectively.

Pension Benefit Plans

One of the Company’s universities, UVM, has a funded noncontributory defined benefit pension plan that covers substantially all of its employees. The plan provides defined benefits based on years of service and final average salary.

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

The Company records compensation expense for stock options granted to non-employees who are not directors in an amount equal to their estimated fair value at the earlier of the performance commitment date or the date at which performance is complete, determined using the Black-Scholes option pricing model. The compensation expense is recognized ratably over the vesting period.

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The weighted average estimated fair values of stock options granted during fiscal years 2005, 2004, and 2003 were $14.98, $14.44, and $7.45, respectively.

The following assumptions were used in calculating pro forma stock compensation expense for the years ended December 31:

	2005	2004	2003
Average risk-free interest rate	4.0%	3.3%	2.5%
Expected dividend yield	0.0%	0.0%	0.0%
Expected lives	2.5-6.5 years	4-6 years	4-6 years
Average expected volatility	29.8%	46.0%	52.7%

The 2005 assumptions have been updated to reflect the Company’s current assessment of the assumptions needed to calculate the fair value of stock options in accordance with SFAS 123R.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The Company’s pro forma information is as follows for the years ended December 31:

	2005	2004	2003
Net income, as reported	$75,183	$63,011	$46,135
Stock-based employee compensation expense included in net income as reported, net of tax	2,601	4,292	16,270
Stock-based employee compensation expense as if the fair value method had been applied, net of tax	(5,087)	(5,215)	(9,191)
Pro forma net income	$72,697	$62,088	$53,214

Earnings per share:
Basic - as reported	$1.52	$1.36	$1.10
Basic - pro forma	$1.46	$1.34	$1.27
Diluted – as reported	$1.45	$1.29	$1.05
Diluted – pro forma	$1.40	$1.27	$1.22

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

Other Comprehensive Income

The Company displays changes to the accumulated balance of other comprehensive income (loss) in the consolidated statements of stockholders’ equity. The components were as follows at December 31:

	2005	2004
Foreign currency translation adjustment	$38,922	$47,339
Unrealized loss on available-for-sale securities, net of tax	(57)	(109)
Accumulated other comprehensive income	$38,865	$47,230

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

Impact of Recently Issued Accounting Standards

In June 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 replaces Accounting Principles Board (“APB”) Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. SFAS 154 also requires that a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material impact on the Company’s consolidated financial statements.

As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company accounts for share-based payments to employees using the intrinsic value method under Accounting Principles Board, or APB, Opinion No. 25. As such, the Company generally does not recognize compensation cost related to employee stock options or shares issued under the Company’s employee stock purchase plan. In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25.

SFAS No. 123(R) allows for two adoption methods:

•                  The modified prospective method which requires companies to recognize compensation cost beginning with the effective date of adoption based on (a) the requirements for all share-based payments granted after the effective date of adoption and (b) the requirements for all unvested awards granted to employees prior to the effective date of adoption; or

•                  The modified retrospective method which includes the requirements of the modified prospective method described above, but also requires restatement of prior period financial statements using amounts previously disclosed under the pro-forma provisions of Statement 123.

SFAS No. 123(R) require all share-based payments to employees and directors to be recognized in the financial statements based on their fair values, using prescribed option-pricing models. Upon adoption pro-forma disclosure will no longer be an alternative to financial statement recognition. The Company will adopt the provisions of SFAS No. 123(R) in the first quarter of 2006. The Company intends to use the modified prospective method of adoption and continue to use the Black-Scholes option pricing model to value share-based payments, though alternatives for adoption under the new pronouncement continue to be reviewed by the Company. The Company continues to review the impact of SFAS No. 123(R) as relates to future use of share-based payments to compensate employees in 2006. Therefore, the impact of adoption cannot be predicted with certainty at this time because it will depend on the levels of share-based payments granted in the future. Due to the timing of the Company’s equity grants, the charge will not be spread evenly throughout the year. The adoption of the fair-value method will have a significant impact on the Company’s results of operations as the fair value of stock option grants and stock purchases under the employee stock purchase plan will be required to expense beginning in 2006. The adoption of Statement No. 123(R) is not expected to have a material impact on the Company’s overall financial position.

Statement No. 123(R) also requires the benefit related to income tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current accounting guidance. This requirement will reduce net operating flows and increase financing cash flows of the Company in periods subsequent to adoption. These future amounts cannot be estimated, as they depend on, among other things, when employees exercise stock options.

Effective January 1, 2006, the Company has changed its revenue recognition policies for its international universities. The universities will recognize revenue on a weekly basis over each academic session as opposed to the monthly, which had been the revenue recognition period used. The revenue recognition policy will remain unchanged for its online business. This decision was made to improve transparency and the connection among the Company’s enrollments, revenues, and actual academic calendars.

This adoption is preferential and elective by the Company. The Company recognizes this as a voluntary change in accounting method and will file the required preferability letter in conjunction with the first quarter Form 10-Q. The Company will apply this change retrospectively with all prior period financial statements presented in accordance with SFAS No. 154. There is no material impact on the annual results of the Company as a result of this change. Certain financial data has been historically re-presented for 2004 and 2005 in the Company’s Form 8-k filing on February 28, 2006.

Note 3 - Discontinued Operations and Restatement

The Company reached a decision in 2005 to sell the operations of a non-strategic business in Europe, accordingly the business was classified as discontinued operations. During the first quarter of 2005, the Company closed the sale of its WSI business. During 2004, the Company terminated its program in India and sold its remaining K-12 educational services businesses. During 2003, the Company sold or abandoned its K-12 educational services business (“K-12”). The operations and cash flows of the business components comprising the non-strategic European segment business, WSI, India, and K-12 educational services businesses were or will be eliminated from ongoing operations as a result of the sale or abandonment and the Company will not have any significant continuing involvement in the operations after the disposal transactions. Therefore, these operations are classified as discontinued operations for all periods.

WSI Business

During 2005, the Company discovered an error in the value of a deferred income tax asset related to the WSI business. To correct this error, the Company has restated its 2002 financial statements to increase deferred income tax assets, net income, and retained earnings by $4,382.

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

Subsequent to the closing date of February 28, 2005, the final base purchase price was determined to be $40,000 as estimated in December 2004. The Company received a payment in cash for the $10,000 of other receivables in the third quarter of 2005. The Company is entitled to additional consideration if the operating results of WSI exceed specified levels of earnings in 2005 and 2006, up to a maximum of $11,500. As of December 31, 2005, no additional consideration has been recognized by the Company.

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

During the fourth quarter of 2004, the Company recorded an estimated loss on disposal of WSI of $13,389, net of income tax expense of $3,202. The loss reflected the change in the net realizable value of the net assets of the WSI business (including changes in the carrying value of the net assets resulting from foreign currency fluctuations) adjusted for estimated costs to close the WSI sale and accrued expenses related to indemnifications specified in the agreement.

During the second quarter of 2005, the Company recorded an additional estimated loss on disposal of $3,114, consisting primarily of income tax expense of $2,491. This additional expense resulted from a change in the Company’s estimate of the tax liabilities incurred in connection with this transaction. The loss also reflected the write off of additional net assets of WSI from the time of the definitive agreement, December 31, 2004, through the close of the transaction. During the fourth quarter of 2005, the Company is restating the second quarter loss to be $10,514. The adjustment relates to a reversal of a deferred tax asset. In addition, during the fourth quarter, the Company adjusted its litigation estimates for WSI, which increased the loss by $550.

During the third quarter of 2005, WSI Education S.a.r.l. received a preliminary field audit report assessing Italian VAT taxes owed related to services provided by the WSI business unit in 2003 prior to its disposition. Under the terms of the sale agreement with WSI, the Company agreed to indemnify WSI from obligations that may arise as a result of an Italian VAT assessment related to periods prior to the closing of the sale of the WSI business unit on February 28, 2005, however the Company is entitled to the value of the tax benefit of any indemnification. The Company has filed, on behalf of WSI Education S.a.r.l., an appeal with the Italian authorities and a complaint against the Italian Republic at the European Union Commission for restraint of trade based on the VAT exemption only being available to Italian owned companies. The Company intends to vigorously pursue these cases. As of December 31, 2005, the Company does not believe it is possible to estimate the ultimate outcome of this issue. As a result, no accrual for any potential adverse outcome of this matter has been made in the consolidated financial statements; however, the Company can provide no assurance that the eventual outcome will not result in a material adverse amount.

The accrued expenses and closing costs represent management’s best estimate based on the facts and circumstances of the transaction. These estimates are subject to change based on new information that may arise in connection with fulfilling the terms of the agreement, and such changes could be material.

K-12

On June 30, 2003, the Company and Educate, Inc. (“Educate”), a company newly-formed by Apollo Management, L.P., completed the sale to Educate of substantially all of the Company’s K-12 segment, including eSylvan Inc. and Connections Academy, Inc. As a result, the Company recorded a gain of $71,752, net of income tax expense of $39,194, from the disposition in 2003, representing the difference between the carrying value of the net assets sold and net proceeds received upon sale. During 2005, the Company settled the earn out for Connections Academy and recorded a gain of $1,200, net of income tax expense of $800.

Other

In the third quarter of 2005, the Company classified the operations of a non-strategic business in Europe into discontinued operations.

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

During 2003, the Company recorded a loss on disposal of discontinued operations of $8,273, net of income tax benefit of $4,425, related to the write-off of the net assets of the Sylvan Learning Center operations in the United Kingdom and France. During the fourth quarter of 2003, the Company made the decision to shut down the operations of the Sylvan Learning Center operations in the United Kingdom. By December 31, 2003 all operations were terminated, the property leases were cancelled and the Company was in the process of dissolving the corporation. In the first quarter of 2004, the Company completed the sale of the Sylvan Learning Center operations in France for solely contingent consideration. To date, no proceeds have been received. During the fourth quarter of 2005, the Company recorded a gain of $557, net of income tax expense of $311, related to the adjustment of a sale obligation accrual.

Summarized Financial Information of Discontinued Operations

Summarized operating results from the discontinued operations included in the Company’s consolidated statement of operations were as follows for the year ended December 31:

	K-12		WSI			Other
	2004	2003	2005	2004	2003	2005	2004	2003
Revenues	$—	$129,032	$12,310	$68,765	$57,069	$11,742	$1,088	$967
Pre-tax (loss) income from discontinued operations	$(1,778)	$14,719	$383	$(1,821)	$(9,321)	$(409)	$(2,666)	$(4,667)

Net assets of discontinued operations at December 31, are as follows:

	WSI	Other
	2004	2005	2004
Current assets	$37,446	$2,192	$2,100
Property and equipment, net	16,311	386	430
Goodwill	27,620	165	—
Other assets	8,773	163	628
Current liabilities	(39,702)	—	—
Long-term liabilities	(566)	—	—
Other comprehensive income	(2,841)	—	—
Total net assets of discontinued operations	$47,041	$2,906	$3,158

The accompanying balance sheet at December 31, 2005 classifies the assets and liabilities of the other disposal group based on the probable timing of receipt of sales proceeds. The liabilities of the other disposal group were not included in the disposal group at December 31, 2005 because it was not certain that the future buyer would assume those liabilities.  The liabilities reflected in the net assets of WSI at December 31, 2004 represent liabilities that the buyer assumed under the December 2004 agreement to sell the WSI business.

Note 4 – Acquisitions

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

2005 Acquisitions

UAM

Effective on November 28, 2005, the Company acquired a 51% ownership of ISCP – Sociedade Educacional S.A., a private for profit company which owns and manages Universidade Anhembi Morumbi, collectively (“UAM”).  The purchase price of $71,413, including transaction costs, was paid by cash of $56,917 and a $14,496 note payable (denominated in local currency) due in three annual installments, on each of the first three anniversary dates of the acquisition.  The Company allocated the purchase price to acquired identifiable tangible and intangible assets and liabilities assumed based on estimated fair values at the date of acquisition, with the excess of  $44,420 recorded as goodwill as a part of the Campus Based – Latin America segment.  The preliminary allocation of the purchase price is subject to revision based on the final determination of fair values.  The final purchase price may differ from this preliminary amount due to adjustment to acquisition-related costs.  UAM was purchased to obtain a platform to provide educational services to the largest post secondary educational market in South America.

Other 2005 Acquisitions

In 2005, the Company acquired the following entities for a total cost of $35,493, which was paid through a combination of cash and notes payable to the sellers:

•                  A 45% interest in Cyprus College - Goodwill of $7,392 was recognized in connection with the acquisition and assigned to the Campus Based - Europe segment. This acquisition expands the Europe segment.

•                  UNITEC - Goodwill of $1,012 was recognized in connection with the acquisition and assigned to the Campus-Based – Latin America segment. This acquisition expands the Company’s presence in Central America.

•                  UNO – Goodwill of $3,063 was recognized in connection with the acquisition and assigned to the Campus-Based-Latin America segment. This acquisition shows the continued growth opportunities in Mexico.

For 2005, none of the goodwill related to these acquisitions is expected to be deductible for income tax purposes.

The following table summarizes the estimated fair values of all assets acquired and liabilities assumed at the date of acquisition:

	UAM	All other

Current assets	$21,483	$7,353
Property and equipment	10,312	23,844
Tradenames and accreditations	26,973	13,045
Other intangible assets	355	471
Goodwill	44,420	11,467
Other long-term assets	1,697	72
Total assets acquired	105,240	56,252

Current liabilities	17,720	9,925
Long-term debt	—	6,835
Other long-term liabilities	8,379	3,285
Minority interest	7,728	714
Total liabilities	33,827	20,759
Net assets acquired	$71,413	$35,493

Pro forma results are not material for 2005 and therefore have not been presented.

2004 Acquisitions

Walden

Effective on September 1, 2004, the Company acquired the remaining 49% ownership of Walden, increasing its ownership percentage to 100%.  The purchase price of $108,446, including transaction costs, was paid by issuance of 2,500 shares of the Company’s common stock and a $19,000 note payable paid in January 2005.  The value of the common shares issued was determined based on the average market price of the Company’s common shares over the two day period before and after the terms of the acquisition were agreed to and announced.  The Company accounted for this step acquisition using the purchase method of accounting, allocating the purchase price to its incremental share of acquired identifiable intangible assets and liabilities assumed based on estimated fair values at the date of acquisition, with the excess of  $59,258 recorded as additional goodwill.  Walden was purchased to provide distance learning capabilities by offering accredited Ph.D. and Master Degree programs to professional working adults.  Full ownership gives the Company the ability to consolidate its online offerings under the Walden post-secondary regional accreditation. Additionally, the removal of minority shareholder rights allows Walden management to more efficiently and effectively pursue new business opportunities.  The Company acquired a 41% stake in Walden for $32,800 in February 2001, and an additional 10% ownership for $8,000 in February 2002, and also recorded these transactions as step acquisitions with a total purchase price of $39,892, after subtracting previously recorded equity in net losses.   This step acquisition was made to increase our ownership to 100% of this business.

Universidad Europea de Madrid (UEM)

Effective on November 30, 2004, the Company acquired the remaining 22.25% ownership of Prouniversidad S.A., which owns and operates UEM, increasing the Company’s ownership percentage to 100%.  The purchase price of $48,739, including transaction costs, was paid by transfer of real estate valued at $10,397, with the remainder in cash. The Company accounted for this step acquisition using the purchase method of accounting, allocating the purchase price to its incremental share of identifiable intangible assets and liabilities assumed based on estimated fair values at the date of acquisition, with the excess of $20,651 recorded as additional goodwill.  The Company previously acquired a 54% ownership interest in UEM in 1999 and an additional 23.75% interest in 2001. Each purchase of additional interest was accounted for as a step acquisition, with a total purchase price of $96,480.  This step acquisition was made to increase our ownership to 100% of this business.

Other 2004 Acquisitions

In 2004, the Company acquired the following entities for a total cost of $58,018, which was paid primarily in cash:

•                  KIT eLearning BV - Goodwill of $16,552 was recognized in connection with the acquisition and assigned to the Laureate Online Education segment. This acquisition was to expand Laureate Online Education into the International market.

•                  IEDE - Goodwill of $3,569 was recognized in connection with the acquisition and assigned to the Europe segment. This acquisition was made to provide more post secondary services in Spain.

•                  Hispanoamericana - Goodwill of $5,675 was recognized in connection with the acquisition and assigned to the Latin America segment. This acquisition was made to continue to the growth of the Company’s Mexico business.

•                  An 80% interest in UPC - Goodwill of $390 was recognized in connection with the acquisition and assigned to the Latin America segment. This acquisition was made into increase the Company’s post secondary presence in Latin America.

•                  ULACIT - Goodwill of $581 was recognized in connection with the acquisition and assigned to the Latin America segment. This acquisition was made to increas the Company’s presence in Central America.

•                  UDLA-Ecuador- No goodwill was recognized in connection with the acquisition of an additional 20% interest in UDLA-Ecuador, bringing total ownership to 80%.  This transaction was accounted for as a step acquisition.

•                  A 70% interest in ECE - Goodwill of $8,233 was recognized in connection with the acquisition and assigned to the Europe segment. This acquisition was made to increase the Company’s presence and opportunities in France.

•                  A 51% interest in IFG - Goodwill of $2,865 was recognized in connection with the acquisition and assigned to the Europe segment. This acquisition was made to increase the Company’s presence and opportunities in France.

For 2004, goodwill related to the acquisition of IEDE is deductible for income tax purposes.  The goodwill related to the remaining acquisitions is not deductible.

The following table summarizes the fair values of the all assets acquired and liabilities assumed at the date of acquisition:

	Walden	UEM	All other

Current assets	$—	$—	$28,477
Property and equipment	—	9,316	33,502
Tradenames and accreditations	64,190	6,892	19,483
Other intangible assets	1,421	592	4,235
Goodwill	59,258	20,651	37,865
Other long-term assets	—	(3,826)	1,376
Total assets acquired	124,869	33,625	124,938

Current liabilities	—	4,116	43,504
Long-term debt	—	—	17,045
Other long-term liabilities	26,244	2,620	7,001
Minority interest	(9,821)	(21,850)	(630)
Total liabilities	16,423	(15,114)	66,920
Net assets acquired	$108,446	$48,739	$58,018

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

Unaudited Pro Forma Results of Operations-2003 Acquisition

The following unaudited consolidated pro forma results of operations of the Company give effect to the acquisition of UNAB assuming that it occurred on January 1, 2003.

Year ended December 31, 2003

Revenues	$487,448
Income from continuing operations	$6,806
Net income	$43,256

Earnings (loss) per common share, diluted:
Income from continuing operations	$0.16
Net income	$0.99

Other 2003 Acquisitions

The Company acquired the following entities for a total cost of $24,162, which was paid primarily in cash:

•                  Costa Rica/Panama - Goodwill of $7,709 was recognized in connection with the acquisition and assigned to the Latin America segment. This acquisition was made to create an entrance into the Central America post secondary market.

•                  UDLA - Ecuador - No goodwill was recognized in connection with the acquisition of this affiliate previously accounted for under the equity method.  The acquisition of the additional interest was accounted for as a step acquisition.

•                  Lago de Guadalupe - Goodwill of $4,198 was recognized in connection with the acquisition and assigned to the Latin America segment. This acquisition was made to improve the Company’s ability to provide post secondary services to the Mexican population.

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

Supplemental Cash Flow Information Related to Acquired Businesses

The following is a summary of changes to assets (other than cash), liabilities, and stockholders’ equity as a result of the acquisitions described above:

	Year ended December 31,
	2005	2004	2003
Working capital, other than cash	$(2,039)	$(36,881)	$(7,030)
Property and equipment	34,156	42,818	9,377
Goodwill	55,887	117,774	51,612
Other intangible assets	40,844	96,813	40,579
Other long-term assets	1,769	(2,450)	936
Long-term debt	(6,835)	(17,045)	(48,619)
Due to shareholders of acquired companies	(33,895)	(23,232)	—
Other liabilities	(11,664)	(35,865)	(970)
Minority interest	(8,442)	32,301	6,823
Net assets acquired, other than cash	69,781	174,233	52,708
Non-cash consideration, net of tax	—	(97,984)	—
Cash purchase price, net of cash received	69,781	76,249	52,708
K-12 acquisitions included in discontinued operations	—	—	1,003
Cash purchase price	$69,781	$76,249	$53,711
Less: Direct costs of acquisitions paid in subsequent year	—	(487)	—
Cash purchased per statement of cash flows	$69,781	$75,762	$53,711

Note 5 – Notes Receivable (Long-term)

Notes receivable (long-term) consists of the following amounts at December 31:

	2005	2004
Trade notes receivable (long-term), net of allowance of $9,328 and $5,846 at December 31, 2005 and 2004, respectively	$44,791	$15,339
Notes receivable (long-term):
Kendall College	25,395	18,026
WSI Education S.a.r.l. (see Note 3)	13,448	—
Other	10,210	17,019
	$93,844	$50,384

On July 21, 2004, the Company entered into an arrangement with Kendall College (“Kendall”), a not-for-profit corporation that operates a private post-secondary school in Illinois offering culinary and related degree programs. Under the terms of the arrangement, the Company received the right to purchase from Kendall substantially all of its assets, including the campus, and the current right to offer the Company’s hospitality management curriculum through a licensing agreement with Kendall College.  In accordance with the terms of these agreements, the Company committed to assist Kendall with working capital needs and capital improvements to its Riverworks campus.

The purchase option gives the Company the right to purchase substantially all of Kendall’s assets, including the campus,  for a purchase price of the aggregate principal amount and accrued interest outstanding under the subordinated notes payable agreements plus assumption of the aggregate principal amount of the mortgages on the Riverworks campus and specific other liabilities.  The original arrangement granted the Company the right to exercise the purchase option through June 21, 2006.  That agreement has been amended to extend the right to the purchase option through September 1, 2007.

The subordinated note agreements consist of multiple promissory notes.  Three promissory notes, with aggregate outstanding principal of $3,825, accrue interest at 8% and are due upon the exercise of the option by applying the balance due to the purchase price on the date the option is exercised, or, if the option is not exercised, by application of the note balance against payments due under a lease agreement for part of the Riverworks Campus by the Company.  Ten  promissory notes, with an aggregate outstanding principal balance of $20,264, are in the form of credit lines, accrue interest at 8% and are due on the exercise of the option by application to the purchase price on the option closing agreement, or, if the option is not exercised, in 36 equal monthly installments beginning September 1, 2007.  The subordinated note agreements are secured by a second lien on the property.  As of December 31, 2005, there is $25,395 outstanding, including accrued interest, under all promissory notes.

In the event that the Company does not exercise the option agreement, the Company will enter into a lease agreement with Kendall beginning September 1, 2007 to lease space in the Riverworks campus, allowing the Company to offer post-secondary educational programs including its hospitality program.  The lease commitment specifies a term of 36 months and annual rent of $1,275.

The program educational licensing agreement allows Kendall the right to use certain intellectual property of Les Roches for purposes of offering a hospitality management degree for a two year period beginning July 22, 2004 in exchange for a royalty based on a fixed percentage of the collected hospitality management net program tuition fees.

Kendall also offers an undergraduate degree in early childhood education in partnership with Canter.  This program agreement is effective until December 31, 2008.  As of December 31, 2005 there were 120 students in this program.

The gross increase in long-term trade notes receivable of $32,934 is due to the primary enrollment at the Chilean universities.  Of this increase, $11,229 was unearned as of December 31, 2005 and the related revenue is included in deferred revenue on the Company’s balance sheet.  Tuition revenues are generally billable and the full amount of notes receivable and related deferred revenue are recorded when a note agreement is signed by the student.

The Company has implemented pilot tuition financing programs at its Chilean universities in order to establish a lending and collections history in this market and attract third party lenders.  At December 31, 2005 and 2004, respectively, the Company has long-term tuition finance receivables of $44,791 and $15,339, net of allowance of $9,328 and $5,846, respectively, which are included in trade notes receivable above.  Interest income under these programs for the years ended December 31, 2005 and 2004 was $2,449 and $1,426, respectively.  The repayment terms on the tuition financing programs vary and range from three to eight years.

Note 6– Goodwill and Other Intangible Assets

The changes in the net carrying amount of goodwill for the years ended December 31, 2005 and 2004 by reportable business segment are follows:

	Balance at December 31, 2004	Acquisitions	Translation and Other	Balance at December 31, 2005
Latin America	$130,446	$48,495	$5,314	$184,255
Europe	78,621	7,392	(12,095)	73,918
Laureate Online Education	155,906	—	(1,965)	153,941
	$364,973	$55,887	$(8,746)	$412,114

	Balance at December 31, 2003	Acquisitions	Translation and Other	Balance at December 31, 2004
Latin America	$118,137	$9,464	$2,845	$130,446
Europe	36,669	37,049	4,903	78,621
Laureate Online Education	78,755	75,531	1,620	155,906
	$233,561	$122,044	$9,368	$364,973

The following table summarizes intangible assets as of December 31, 2005:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Subject to amortization:
Student rosters	$19,496	$(12,757)	$6,739
Non-compete agreements	1,288	(974)	314
Other	776	(666)	110
Not subject to amortization:
Tradenames and accreditations	215,112	—	215,112
Total	$236,672	$(14,397)	$222,275

The following table summarizes intangible assets as of December 31, 2004:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Subject to amortization:
Student rosters	$18,617	$(7,905)	$10,712
Non-compete agreements	1,370	(852)	518
Other	818	(601)	217
Not subject to amortization:
Tradenames and accreditations	174,245	—	174,245
Total	$195,050	$(9,358)	$185,692

Amortization expense for intangible assets subject to amortization was $4,855 in 2005, $4,428 in 2004, and $2,247 in 2003. The estimated future amortization expense for intangible assets for each of the five years subsequent to December 31, 2005 is as follows: 2006 - $4,212; 2007 - $2,379; 2008 - $453; 2009 - $119; 2010 and beyond - $0.

As of December 31, 2005, the weighted average amortization period of total intangible assets subject to amortization is 1.9 years.   The weighted average amortization period of the student roster, non-compete agreements, and other intangibles is 1.9 years, 3.0 years, and 2.3 years, respectively.

Note 7 – Investments

Ventures

During the first quarter of 2003, the Company acquired the remaining membership interests in the Ventures business not owned by the Company or Apollo for consideration of 581 shares of common stock, which was restricted from sale for three years. These membership interests had been held by investment companies, some of which are partially owned by certain executive management of the Company.  Additionally, all membership profit interests in the Ventures business have been eliminated.  Upon completion of these acquisitions and the sale of K-12 discussed in Note 3, the Company owned all of the membership interests of Sylvan Ventures LLC.  On June 30, 2003, the Company sold several portfolio investments held by Ventures, which were considered non-strategic assets, for contingent consideration.   For the year ended December 31, 2003, the Company recorded a loss on Ventures assets held for sale of $8,394, primarily representing the book value of cost basis investments in iLearning ($298) and ClubMom ($7,596). Ventures also wrote-off the balance of its equity method investment in Chancery Software Limited (“Chancery”) through a $6,637 charge to equity in net loss of affiliates.

The Company disposed of its investments in iLearning and Chancery in the first quarter of 2003.  The results of iLearning and Chancery from January 1, 2003 to the disposal dates were not significant.

Note 8 - Long-Term Debt

Long-term debt consists of the following at December 31:

	2005	2004
Mortgage notes payable bearing interest at variable rates ranging from 3.30% to 8.50%	$52,429	$42,045
Various unsecured lines of credit bearing interest at variable rates ranging from 2.70% to 9.57%	51,332	22,618
Notes payable secured by fixed assets, bearing interest at rates ranging from 3.80% to 10.00%	24,239	18,303
Various notes payable bearing interest at fixed rates ranging from 0.00% to 13.72%	19,742	19,556
Capital lease obligations bearing interest at rates ranging from 2.93% to 8.40%	12,374	16,424
Various notes payable bearing interest at variable rates ranging from 3.32% to 10.02%	2,925	14,669
	163,041	133,615
Less: current portion of long-term debt	63,044	47,010
Total long-term debt, net of current portion	$99,997	$86,605

The Company’s long-term debt including long-term capital lease obligations is secured by assets with a carrying value of $192,987 at December 31, 2005.  Aggregate maturities of Company’s borrowings are as follows: 2006 - $63,044; 2007 - $18,312; 2008 - $13,213; 2009 - $11,309; 2010 - $8,636 and thereafter $48,527.

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

The Agreement states that borrowings made under Tranche A may be denominated in U.S. Dollars or foreign currency; however, borrowings denominated in foreign currency may not exceed $50,000. All borrowings made under Tranche B must be denominated in U.S. Dollars.  At the Company’s option, borrowings under Tranche A of the facility will bear interest at (a) 1.75% per annum plus the applicable LIBOR rate, or (b) 0.25% per annum plus the higher of (1) 0.50% per annum plus the Federal Funds Rate, or (2) the prime rate publicly announced by Bank of America.  Tranche A borrowings made in currencies other than the U.S. Dollar must be made under the LIBOR rate option.  Also at the Company’s option, borrowings under Tranche B will bear interest at (a) 1.50% per annum plus the applicable LIBOR rate, or (b) the higher of (1) 0.50% per annum plus the Federal Funds Rate, or (2) the prime rate publicly announced by Bank of America.  U.S. Dollar borrowings bear an interest rate equal to the greater of (a) Federal Fund rate plus 0.50% and (b) prime rate publicly announced by Bank of America.  Foreign currency borrowings bear an interest rate equal to LIBOR plus 1.75%.  All borrowings made under Tranche B must be denominated in U.S. Dollars.

The Agreement has a material covenant, which states that the Company is limited in total net debt, defined as debt minus unrestricted cash, to 2.5 times consolidated EBITDA.  The following subsidiaries of the Company are guarantors under the Agreement: Walden E-Learning, Inc., Walden University, Inc., The Canter Group of Companies, and Canter and Associates, Inc.  The outstanding balance on the line of credit was $34,325 at December 31, 2005.  The Company is in compliance with this covenant as of December 31, 2005.

Individual units within campus-based operations have the ability to borrow under unsecured lines of credit totaling $41,976, primarily for working capital purposes.  The aggregate outstanding balance on these campus-based segments’ lines of credit was $17,399 at December 31, 2005, which is included in the current portion of long-term debt.

The weighted average short term borrowing rate was 6.0% and 8.1% at December 31, 2005 and December 31, 2004, respectively.

Note 9 - Due to Shareholders of Acquired Companies

Due to shareholders of acquired companies consists of the following amounts payable in cash at December 31:

	2005	2004
Amounts payable to former shareholders of Universidad Andres Bello (“UNAB”)	$24,929	$27,773
Amounts payable to former shareholders of Universidad Tecnologica Centroamericana (“UNITEC”)	14,814	—
Amounts payable to former shareholders of Universidade Anhembi Morumbi (“UAM”)	13,658	—
Amounts payable to former shareholders of Universidad Interamericana	4,200	4,800
Amounts payable to former shareholders of Cyprus College	2,973	—
Amounts payable to former shareholders of Universidad Peruana de Ciencias Aplicadas	2,859	2,984
Amounts payable to former shareholders of UNO	1,890	—
Amounts payable to former shareholders of Universidad Latinoamericana de Ciencia y Tecnologia	100	100
Amounts payable to former shareholders of Walden	—	19,249
Amounts payable to former shareholders of Institute of Executive Development	—	1,357
	65,423	56,263
Less: current portion of due to shareholders	18,737	26,861
	$46,686	$29,402

In conjunction with the acquisition of UNITEC in July 2005, the Company entered into an agreement with the sellers to finance a portion of the purchase price.  This agreement calls for the Company to make a one-time payment to the sellers of approximately $1,500 on the fourth anniversary of the closing and an additional monthly payment over a 15-year period beginning at acquisition, with initial monthly payments of approximately $84, adjusted annually for inflation.  The Company recorded these obligations at their present value of $14,618.  The amounts payable to the sellers are denominated in Honduran Lempiras, and are subject to foreign currency exchange risk at the dates of payment.

In November 2005, the Company entered into an agreement with the prior owners of Cyprus College to make a contribution of approximately $2,973 between the closing date and three years thereafter.  The capital contribution will not alter the relative equity interests.  The purchase obligation is denominated in Cypriot Pounds, and is subject to foreign currency exchange rate risk on the dates of payment.

In conjunction with the acquisition of UAM in December 2005, the Company entered into an agreement with the prior owners of UAM to finance a portion of the purchase price.  The principal amount of the seller note will be repaid in equal installments at each of the first three anniversary dates of the acquisition.  The seller note includes a provision to protect the sellers from inflation, defined within the agreement as interest calculated at the rate of Indice Geral de Precos-Mercado (“IGPM”).  The purchase obligation is denominated in Brazilian Reais, and is subject to foreign currency exchange rate risk on the dates of payments.

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

Note 10 – Leases and Related Party Transactions

The Company conducts significant operations from leased facilities.  These facilities include the Company’s corporate headquarters and other office locations, warehouse space, and several of the Company’s higher education facilities.  The terms of substantially all of these leases are ten years or less, and generally contain renewal options.  The Company also leases certain equipment under non-cancelable operating leases, the majority of which are for terms of 60 months or less.  There are no lease obligations on discontinued operations at December 31, 2005.  Future minimum lease payments at December 31, 2005, by year and in the aggregate, for continuing operations, under all non-cancelable operating leases and subleases are as follows:

	Total Operating Leases	Total Sublease
Years ending December 31:
2006	$41,936	$7,148
2007	40,405	3,259
2008	36,886	3,245
2009	34,213	2,862
2010	32,510	1,912
Thereafter	157,744	1,274
	$343,694	$19,700

The Company has entered into sublease agreements for leased office space approximating 229,139 square feet adjusted annually for increases in gross operating rent and related expenses.  The sublease agreements have various expiration dates through 2011.

The Company entered into lease agreements for its university campuses in Mexico with certain officers and minority owners of the Company’s Mexican university subsidiary.  The leases have an initial term of ten years with an additional two-year extension available at the Company’s option. During 2002, this lease was amended to include an additional three-year extension available at the Company’s option, for a total term of up to 15 years.  The amended lease also contains a provision for the Company, at its option, to purchase the real estate for the fair market value of the property, less the Company’s investment in leasehold improvements, at the end of the lease term.  Fixed monthly rent payments are adjusted annually for inflation. The Company recognized approximately $6,855, $5,645 and $5,112 of rent expense under these leases for the years ended December 31, 2005, 2004, and 2003, respectively.

During 2003, the Company entered into a lease agreement for Universidad Interamericana campuses located in Costa Rica and Panama with certain former owners, and in 2004 entered into another lease agreement for the ULACIT campus.  Both leases have initial terms of fifteen years, with additional five-year extensions available at the Company’s option.  The leases also contain provisions for the Company, at its option, to purchase the real estate for its fair market value at any time.  Under the UI lease, monthly rental payments are based on eight percent of net campus revenues for the first two years and ten percent of net campus revenues in the third year.  Subsequent rental payments will be adjusted for inflation.  The Company recognized approximately $1,093 and $842 of rent expense under this lease for the years ended December 31, 2005 and December 31, 2004, respectively.  The ULACIT lease has fixed monthly rental payments.  The Company recognized approximately $835 and $87 of rent expense under this lease for the year ended December 31, 2005 and the period from October 25, 2004 through December 31, 2004, respectively.

In connection with the sale of the K-12 segment in 2003, the Company entered into a three-year management service agreement with Educate, which will expire on June 30, 2006.  Under the terms of the agreement, Educate will provide certain support services, including, but not limited to, specified accounting, benefits, IT, human resources, purchasing and payroll services to the Company.  Conversely, the Company will provide certain support services, primarily in the areas of facilities, tax and treasury, to Educate.  The agreement requires the Company to pay a fixed fee, adjusted as appropriate based on increases to predetermined service volumes.  The net fee due to Educate through June 30, 2006 is approximately $1,860.  The net fee paid to educate on an annual basis was approximately $3,000.

The Company entered into lease agreements for most of UAM’s university campus facilities with its minority owners. The leases have an initial term of 20 years with two additional extensions of 20 years each, available at the Company’s option. Base annual rent expense under the lease agreements is approximately $5,600. Rents are adjusted annually for inflation. The contracts give the Company the right of first refusal to purchase these properties in the case that the lessor decides to sell the properties.  If UAM were to elect to vacate the premises prior to the lease termination date, the agreements contain certain conditional purchase options, which if not exercised by the Company, may result in early exit penalties. The lease agreements enable the Company to operate UAM at its already established campuses. The collective value of these contracts was determined by arms-length negotiation between the parties and based upon the then prevailing market rates, and was corroborated by an independent real estate appraisal. The Company recognized approximately $500 of rent expense under these leases From December 1, 2005 to December 31, 2005.

Rent expense, net of sub-lease income, included in income from continuing operations for all cancelable and non-cancelable leases was approximately $39,429, $27,767, and $21,120 for the years ended December 31, 2005, 2004 and 2003, respectively.  Rent expense, net of sub-lease income, included in income from discontinued operations for all cancelable and non-cancelable leases was approximately $1,140, $6,135, and $13,232 for the years ended December 31, 2005, 2004 and 2003, respectively.

Note 11 – Commitments and Contingencies

Purchase Obligations

As part of the acquisition of ECE, the Company committed to purchase the remaining 30% ownership from the sellers on December 31, 2008 for approximately $8,288.  The purchase obligation is denominated in Euros, and is subject to foreign currency exchange rate risk on the dates of payment.

As part of the acquisition of IFG, the Company committed to additional capital contributions, which will increase the Company’s share of ownership.  The agreement provides that, no later than July 31, 2006 and July 31, 2007, the Company shall contribute approximately $1,484 and $2,211 resulting in an increase in ownership share of 16% and 23%, respectively. In addition, during the period October through November 2008, the sellers may exercise a put option requiring the Company to purchase the remaining 10% ownership for approximately $947.  The purchase obligation is denominated in Euros, and is subject to foreign currency exchange rate risk on the dates of payment.

Loss Contingencies

The Company is subject to legal actions arising in the ordinary course of its business. In management’s opinion, the Company has adequate legal defenses and/or insurance coverage with respect to the eventuality of such actions and does not believe any settlement would materially affect the Company’s financial position.

Guarantees

Subsequent to the June 2003 divestiture of the Company’s K-12 business segments, all leases related to Sylvan Learning Centers were renegotiated or assigned in the name of Educate, Inc. (“Educate”) during the third quarter of 2003.  Leases with remaining payments of $6,710 through December 2010 are guaranteed by the Company.  Under the terms of the Asset Purchase Agreement with Educate, the Company is indemnified against any losses suffered as a result of these lease guarantees.  During 2004, the Company entered into an agreement to guarantee equipment lease payments owed by Kendall College to Key Equipment Finance. Equipment leases with remaining payments of $4,348 through December 2011 are guaranteed by the Company. The fair value of the guarantees have been recorded as other long-term liabilities in the consolidated balance sheets.

Standby Letters of Credit

The Company has $14,500 outstanding in standby letters of credit.  The Company is self-insured for workers compensation and other insurable risks up to predetermined amounts above which third party insurance applies.  The Company is contingently liable to insurance carriers under certain of these policies and has provided a letter of credit in favor of the insurance carriers for $1,100.  The Company has also issued a standby letter of credit in the amount of $1,400 assuring the collectibility of a line of credit at AIEP, which is being used for working capital purposes.  The outstanding balance on the line of credit was $1,958 at December 31, 2005 and is also covered by other guarantees by other affiliated entities.  In the first quarter of 2005, the Company issued a $12,000 standby letter of credit in favor of WSI Education S.a.r.l. for a tax indemnification related to the sale of WSI.

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

Additional amounts of contingent consideration are due the sellers of Universidad de Las Americas (“UDLA”) based on operating results for the three years ending December 31, 2006.  On the later of March 31, 2006 or 45 days after the Company receives the audited financial statements of Decon, the holding company that controls and operates UDLA, the Company is obligated to the sellers for an amount equal to 60% of six times (i) average recurring EBIT for 2004 and 2005, less (ii) 2000 EBIT; this result is reduced by (iii) 42% of certain specified debt.  Excluding adjustments of non-recurring EBIT items and any other negotiated amounts, the Company would be obligated to the sellers for approximately $81,700.  No later than March 31, 2007, the Company is obligated to the sellers for an amount equal to 20% of four times (i) average recurring EBIT for 2005 and 2006; this result is reduced by (ii) 20% of certain specified debt and (iii), $6,500.   Excluding adjustments of non-recurring EBIT items and any other negotiated amounts as well as including 2006 estimates and projections, the Company would be obligated to the sellers for approximately $18,500.  The Company has pledged its shares of Decon as security for its payment obligations to the sellers.  The Company cannot dispose of, place any lien on or encumber the shares without the prior approval of the sellers.

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

Effective March 1, 2009 the minority owners of UAM have the right to require the Company to purchase an equity interest of 29% from the minority owners at a variable purchase price based on 4.0 times recurring EBITDA for certain specified periods. Also effective March 1, 2009, the Company has a right to acquire the same 29% interest from the minority owners for a variable purchase price equal to the greater of 4.0 times recurring EBITDA for certain specified periods or the equivalent per share valuation of the Company’s initial 51% acquisition of UAM, grown at local inflation. Beginning March 1, 2013 and continuing for ten years the minority owners and the Company have similar put and call rights, respectively, on the remaining 20% interest of the minority owners, with the purchase price determined based on a similar formula.

Additional amounts of contingent consideration, not to exceed $10,000, are due the sellers of KIT eLearning BV equal to four times the average of the audited earnings before interest, income taxes, depreciation and amortization for the calendar years ending December 31, 2006 and 2007.  KIT eLearning BV was acquired on March 31, 2004 and is now operated as Laureate Online Education BV.

Commitments

Under terms of note agreements with Kendall College, the Company has committed to provide additional funding to Kendall College of up to $3,900.

Note 12 – Benefit Plans

Stock Options Plans

The Board of Directors may grant options under six stock option plans to selected employees, officers and directors of the Company to purchase shares of the Company’s common stock at a price not less than the fair market value of the stock at the date of the grant.  The 1998 Stock Incentive Plan (“1998 Plan”), the 2003 Stock Incentive Plan (“2003 Plan”), and the 2005 Stock Incentive Plan (“2005 Plan”) are the only plans with significant stock option awards available for grant.  The 1998 Plan allows for the grant of up to 2,500 shares of common stock in the form of incentive and non-qualified stock options, stock appreciation rights, stock awards, phantom stock awards, convertible securities and performance awards that expire six or ten years after the date of grant. The 2003 Plan allows for the grant of up to 500 shares of common stock in the form of incentive and non-qualified stock options, stock appreciation rights, stock awards, phantom stock awards, convertible securities and performance awards that expire six or ten years after the date of grant. The 2005 Plan allows for the grant of up to 1,250 shares of common stock in the form of incentive and non-qualified stock options, stock appreciation rights, stock awards, phantom stock awards, convertible securities and performance awards that expire seven years after the date of grant. The 2005 Plan restricts the amount of restricted stock or restricted stock units eligible for grant to 313.  Options outstanding under all six of the Company’s stock option plans have been granted at prices which are equal to or exceed the market value of the stock on the date of grant and vest ratably over periods not exceeding five years.

The following table summarizes the stock option activity of the Company for the years ended December 31:

	2005		2004		2003
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	6,643	$15.06	7,992	$14.80	7,317	$18.53

Granted	945	45.91	414	24.43	2,792	8.15
Exercised	(1,042)	15.99	(1,658)	16.13	(953)	15.32
Forfeited	(358)	18.78	(105)	15.79	(1,164)	21.87
Outstanding at end of year	6,188	$19.45	6,643	$15.06	7,992	$14.80
Exercisable at end of year	4,881	$14.30	5,457	$14.33	6,500	$14.69

The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Life (Years)	Number of Shares	Weighted Average Exercise Prices
$ 3.33–$6.08	1,761	$3.66	4.1	1,757	$3.65
$ 6.78–$13.11	127	$12.44	4.8	117	$12.53
$ 13.55–$19.77	1,775	$15.05	2.6	1,502	$14.62
$ 20.03–$46.38	2,525	$33.87	4.5	1,505	$26.58
	6,188			4,881

Defined Contribution Retirement Plan

The Company sponsors a defined contribution retirement plan under section 401(k) of the Internal Revenue Code. The provisions of this plan allow for voluntary employee contributions of up to 20% of an employee’s salary, subject to certain annual limitations.  The Company may at its discretion make matching contributions, which are allocated to eligible participants. All employees are eligible after meeting certain service requirements.  The Company made discretionary contributions to this plan of $352, $328, and $979 during the years ended December 31, 2005, 2004 and 2003, respectively.

Employee Stock Purchase Plan

The Company sponsored an employee stock purchase plan that allowed eligible employees to purchase shares of common stock at a 15% discount to the lower of the fair market value on the first day or the last day of the annual offering period (March 1 through February 28).  Employees authorized the Company to withhold up to 10% of their compensation during any offering period, subject to certain limitations.  During 2004 and 2003, shares totaling 14 and 40 were issued under the plan at an average price of $10.60 and $10.55, respectively.

The Company terminated the Employee Stock Purchase Plan, effective December 31, 2004, and subsequently refunded contributions for the current plan year to participants due to an insufficient number of authorized shares to accomplish the Plan year-end stock purchase.

Shares Reserved For Future Issuance

As of December 31, 2005, the Company has reserved 6,509 shares of common stock for future issuance upon the exercise of all outstanding stock options.

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

Stock Option Modification in the Second Quarter of 2003

In periods prior to 2003, certain members of executive management and employees of the Company were granted options under the 1998 Plan to acquire common stock of the subsidiary serving as the holding company for the campus-based segments.  Due to the restructuring of the Company’s operations resulting from the sale of the K-12 business unit and non-strategic Ventures assets, on April 1, 2003 the Company negotiated an agreement with employees holding stock options to acquire common stock of the subsidiary that provided for the exchange of these stock options for stock options to acquire common stock of the Company.  The result of the exchange of options did not increase the aggregate intrinsic value of the options or reduce the ratio of the exercise price per share of the options to the per share fair value of common stock on the date of exchange, as determined by independent members of the Board of Directors advised by independent valuation experts.  The exchange was accounted for as a modification of granted stock options that established a new measurement date for the purpose of determining stock compensation expense.  The Company recorded non-cash compensation expense of $158, $1,898, and $21,901 in the years ended December 31, 2005, 2004, and 2003, respectively, and expects to record estimated aggregate additional compensation expense $39 in 2006.

In connection with the completed sale of the K-12 Disposal Group discussed more fully in Note 3, each unexpired and unexercised outstanding option to purchase shares of the Company’s common stock held by employees who were employed by Educate was modified to partially accelerate vesting and allow for exercise for up to twenty-four months following the closing. This was accounted for as a modification of granted stock options, resulting in a new measurement date for the purpose of determining stock compensation expense.  The modification resulted in estimated non-cash compensation expense of $4,066, which is equal to the intrinsic value of such options at June 30, 2003, the closing date of the sale of the K-12 business units.  This expense was included in the Company’s results from discontinued operations for the year ended December 31, 2003 in the consolidated statements of operations.

In 2005, the Company modified certain equity grants to members of executive management.  The Company appropriately recorded these modifications as noncash compensation expense.

Non-vested Stock Awards

During the years ended December 31, 2005, 2004, and 2003 certain executives were granted non-vested shares of common stock  with related compensation measured at the fair market value of the stock at the date of grant. Non-cash compensation is being recognized pro-rata over the vesting periods of the shares, which do not exceed six years.   During the years ended December 31, 2005, 2004, and 2003, 319 shares were granted at a weighted average grant date fair value of $51.05 per share, 191 shares were granted at a weighted average grant date value of $31.78 per share, and 255 shares were granted at a weighted average grant date fair value of $17.75 per share, respectively.  Non-cash compensation expense related to the granted shares of $3,507, $2,771, and $975 was recorded 2005, 2004 and 2003, respectively.  The Company estimates that it will incur additional compensation expense related to these 2005, 2004, and 2003 grants of $6,448 in 2006, and an aggregate amount of $12,997 from 2007 through 2010.

Note 13- Income Taxes

Significant components of the provision for income taxes on earnings from continuing operations for the years ended December 31 are as follows:

	2005	2004	2003
Current:
United States	$(1,269)	$5,187	$13,390
Foreign	(16,478)	(13,585)	(13,745)
State	(600)	(2,494)	1,844
	(18,347)	(10,892)	1,489
Deferred:
United States	(4,777)	(2,176)	(805)
Foreign	443	3,460	1,813
State	3,014	(2,342)	433
	(1,320)	4,094	1,441
Total (expense)benefit	$(19,667)	$(6,798)	$2,930

For the years ended December 31, 2005, 2004 and 2003, foreign income from continuing operations before income taxes was $135,065, $108,150, and $71,185, respectively.

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

	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$90,246	$42,906
Equity in net losses of affiliates	24,809	27,444
Deferred compensation	12,971	9,550
Tax credit carryforwards	5,918	4,860
Allowance for doubtful accounts	1,776	887
Deferred revenue	215	2,128
Non-deductible reserves	—	3,738
Other	883	28
Total deferred tax assets	136,818	91,541
Deferred tax liabilities:
Amortization of intangible assets	62,620	49,602
Deferred income	12,729	12,021
Depreciation	4,916	6,455
Prepaid expenses	760	720
Nondeductible reserves	574	—
Advertising costs	339	—
Other	386	—
Total deferred tax liabilities	82,324	68,798

Net future income tax benefits	54,494	22,743
Valuation allowance for net deferred tax assets	(40,983)	(33,598)
Net deferred tax liabilities	$13,511	$(10,855)

At December 31, 2005, undistributed earnings from continuing and discontinued operations of non-U.S. subsidiaries totaled approximately $29,100.  Deferred tax liabilities have not been recognized for these undistributed earnings because it is management’s intention to permanently reinvest such undistributed earnings outside of the U.S.

The net operating loss carryforwards at December 31, 2005 are related to subsidiaries of the Company, and are available only to offset future taxable income of those subsidiaries.  These net operating loss carryforwards will begin to expire in 2007. The tax credit carryfowards consist of foreign tax credits that begin to expire in 2011.

The valuation allowance relates to the uncertainty surrounding the realization of the tax benefits attributable to the net operating losses of subsidiaries of the Company that are available only to offset future taxable income of those subsidiaries.

On February 8, 2006 the Company received notice of certain adjustments proposed by the Internal Revenue Service (the “Service”) with respect to the Company’s 2000 federal income tax return. The proposed adjustments primarily relate to the gain on the sale of the Company’s Prometric testing subsidiary in 2000 for $775 million. The Service claims that the Company owes additional taxes of approximately $54.6 million  plus penalties and interest. The Company intends to appeal and contest vigorously the Service’s determination and believes that it has properly reported the transaction.  Consequently, the Company does not believe at this point that a loss from this matter is probable, nor is it possible to estimate the ultimate outcome if the Company does not prevail.  As a result, no accrual for any potential adverse outcome of this matter has been made in the consolidated financial statements; however, the Company can provide no assurance that the eventual outcome will not result in a material adverse amount.

On February 23, 2006, the Company received a Notice of Deficiency from the Internal Revenue Service (the “Service”) for the Company’s 1997 tax year disagreeing with Laureate’s exclusion from income of a break-up fee it received in its attempted acquisition of  NEC. The company believes that it properly excluded the income from the break up fee and intends to vigorously litigate the Services’s determination. Although the ultimate disposition of this issue is uncertain, based on current information, it is the opinion of management  that the ultimate disposition of this issue will not have a material effect on the Company’s consolidated financial position, liquidity, or results of operations.

In addition, there are several other income tax audits in progress.  No assurance can be given as to the eventual outcome of these audits.  However, significant adjustments are not anticipated.

The reconciliation of the reported income tax expense to the amount that would result by applying the U.S. federal statutory tax rate of 35% to income from continuing operations before income taxes for the years ended December 31 is as follows:

	2005	2004	2003
Tax expense at U.S. statutory rate	$(45,594)	$(38,780)	$(8,216)
Permanent differences	(6,648)	(2,645)	(1,771)
State income tax benefit (expense), net of federal tax effect	542	(121)	2,890
Tax effect of foreign income taxed at lower rate	45,651	30,868	13,227
Change in valuation allowance	(7,386)	3,880	(3,222)
Estimated tax refunds	(6,484)	—	—
Utilized tax credits	340	—	—
Other	(88)	—	22
Total tax (expense) benefit	$(19,667)	$(6,798)	$2,930

Note 14 - Earnings (Loss) Per Share

The following table summarizes the computations of basic and diluted earnings per share for the years ended December 31:

	2005	2004	2003
		(As Restated – Note 3)
Numerator used in basic and diluted earnings (loss) per common share:

Income from continuing operations	$85,746	$82,800	$9,685
Loss from discontinued operations, net of tax	(1,411)	(6,465)	(5,480)
(Loss) gain on disposal of discontinued operations, net of tax	(9,152)	(13,324)	41,930
Net income	$75,183	$63,011	$46,135

Denominator for basic earnings (loss) per share – weighted-average common shares outstanding	49,625	46,356	41,980
Net effect of dilutive stock options based on treasury stock method	2,403	2,660	1,798
Denominator for diluted earnings (loss) per share – weighted average common shares outstanding and assumed conversions	52,028	49,016	43,778

Earnings (loss) per common share, basic:
Income from continuing operations	$1.73	$1.79	$0.23
Loss from discontinued operations, net of tax	(0.03)	(0.14)	(0.13)
(Loss) gain on disposal of discontinued operations, net of tax	(0.18)	(0.29)	1.00
Earnings per common share	$1.52	$1.36	$1.10

Earnings (loss) per common share, diluted:
Income from continuing operations	$1.65	$1.69	$0.22
Loss from discontinued operations, net of tax	(0.03)	(0.13)	(0.13)
(Loss) gain on disposal of discontinued operations, net of tax	(0.18)	(0.27)	0.96
Earnings per common share	$1.45	$1.29	$1.05

Note 15 - Business and Geographic Segment Information

The Company is focused exclusively on providing a superior higher education experience to over 217,000 students through a leading global network of accredited campus-based and online higher education institutions. The Company’s educational services are offered through three reportable segments:  Latin America, Europe and Laureate Online Education.

The accounting policies of the segments are the same as those described in the significant accounting policies.  The Company evaluates performance based on profit or loss from operations before income taxes, corporate general and administrative expenses, non-cash stock compensation expense and campus-based overhead expenses.

The Latin America segment consists of ten separately accredited universities and one professional institute, and has operations in Mexico, Chile, Brazil, Peru, Ecuador, Panama, Honduras and Costa Rica.  Latin America higher education institutions currently enroll approximately 171,000 students and offer more than 100 degree programs through 42 campuses. The schools primarily serve 18- to 24-year-old students and offer an education that emphasizes career-oriented fields of study with undergraduate and graduate degrees in a wide range of disciplines, including international business, law, health sciences, information technology and engineering.

The Europe segment consists of two accredited universities and eight other accredited post-secondary institutions, and has operations in Spain, Switzerland, France and Cyprus.  Europe higher education institutions currently enroll approximately 19,600 students and offer more than 75 degree programs through 9 campuses.  The schools primarily serve 18- to 24-year-old students and offer an education that emphasizes career-oriented fields of study with undergraduate and graduate degrees in a wide range of disciplines, including international business, hotel management, health sciences, architecture and engineering.

The Company believes that all of its campus-based higher education institutions benefit from strong academic reputations and brand awareness, and established operating histories.  Each school also has flexible, non-tenured, teaching-focused faculty and is led by an experienced local management team.

The Laureate Online Education segment offers undergraduate and graduate degree programs to working professionals through distance learning.  Laureate Online Education consists of Walden, Canter, and Laureate Online Education BV, which collectively offer degree programs including education, psychology, health and human services, management, engineering, and information technology.  Laureate Online Education institutions currently enroll approximately 27,000 students.

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

The following table sets forth information on the Company’s reportable segments for the years ended December 31:

2005	Latin America	Europe	Laureate Online Education	Other	Total
Revenues	$507,260	$183,761	$184,355	$—	$875,376
Segment profit	124,232	23,532	28,234	—	175,998
Segment assets	883,020	374,287	408,127	—	1,665,434
Long-lived assets	333,066	222,883	12,704	—	568,653
Depreciation and amortization	24,307	11,248	13,751	—	49,306

2004 (as restated, see Note 3)	Latin America	Europe	Laureate Online Education	Other (1)	Total
Revenues	$360,485	$151,312	$135,134	$—	$646,931
Segment profit	85,458	24,063	21,143	—	130,664
Segment assets	626,682	412,524	383,707	1,574	1,424,487
Long-lived assets	220,796	247,670	10,115	—	478,581
Depreciation and amortization	17,831	10,606	11,424	—	39,861

2003	Latin America	Europe	Laureate Online Education	Other (1)	Total
Revenues	$249,533	$126,555	$95,815	$903	$472,806
Segment profit (loss)	57,626	19,934	13,288	(2,975)	87,873
Segment assets	446,244	293,744	213,214	3,828	957,030
Long-lived assets	135,558	214,242	8,483	—	358,283
Depreciation and amortization	11,466	9,132	5,223	228	26,049

(1)  Other represents results from Ventures, which was disbanded in 2003.

The following tables reconcile the reported information on segment profit and assets to income from continuing operations before income taxes, minority interest, equity in net income (loss) of affiliates, and total assets reported in the statements of operations and balance sheets for the years ended December 31:

	2005	2004	2003
		(as restated – Note 3)
Total profit for reportable segments	$175,998	$130,664	$87,873
Campus-based segments’ overhead	(15,528)	(12,040)	(11,995)
Core operating general and administrative expense	(25,460)	(21,380)	(17,774)
Non-cash compensation expense	(4,588)	(5,718)	(23,050)
Net non-operating (expenses) income	(154)	19,553	(9,978)
Income from continuing operations before income taxes, minority interest, equity in net income (loss) of affiliates	$130,268	$111,079	$25,076

	2005	2004	2003
		(as restated – Note 3)
Total assets for reportable segments	$1,665,434	$1,424,487	$957,030
Campus-based segments’ corporate assets	2,576	6,581	4,070
Unallocated corporate assets	112,027	53,825	121,282
Assets of discontinued operations, net	2,906	50,199	71,914
Total assets	$1,782,943	$1,535,092	$1,154,296

	2005	2004	2003
		(as restated – Note 3)
Total long-lived assets for reportable segments	$568,653	$478,581	$358,283
Campus-based segments’ corporate long-lived assets	463	732	984
Unallocated corporate long-lived assets	4,821	5,849	6,583
Total long-lived assets	$573,937	$485,162	$365,850

	2005	2004	2003
		(as restated – Note 3)
Total depreciation and amortization for reportable segments	$49,306	$39,861	$26,049
Campus-based segments’ corporate depreciation and amortization	144	437	264
Corporate depreciation and amortization	1,315	1,245	1,626
Depreciation and amortization of discontinued operations	—	15	2,982
Total depreciation and amortization	$50,765	$41,558	$30,921

Revenue and long-lived assets information of continuing operations by geographic area for the years ended December 31 is as follows:

	2005	2004	2003
		(as restated – Note 3)

Revenues
Mexico	$240,086	$182,214	$150,121
Chile	193,548	148,141	97,585
United States	172,249	128,330	96,718
Spain	94,523	90,684	76,831
Other foreign countries	174,970	97,562	51,551
Consolidated total	$875,376	$646,931	$472,806

Long-Lived Assets
Mexico	$171,173	$121,809	$76,628
Chile	113,363	79,446	57,774
Spain	103,719	121,628	111,161
Switzerland	96,162	110,160	102,295
United States	17,443	16,112	16,050
Other foreign countries	72,077	36,007	1,942
Consolidated total	$573,937	$485,162	$365,850

Revenues are attributed to countries based on the location of the customer.

Note 16 - Supplemental Cash Flow Information

Cash flow information for the Company reflects the total cash flows including continuing operations and discontinued operations.

Interest payments were approximately $3,227, $5,963, and $8,201 for the years ended December 31, 2005, 2004 and 2003, respectively. Income tax payments were $18,514, $24,596, and $49,065 for the years ended December 31, 2005, 2004, and 2003, respectively.

Note 17 - Quarterly Financial Data (Unaudited)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods.  All periods’ results have been restated to separately disclose discontinued operations.  Summarized operating data is as follows:

	Quarter Ended
2005	March 31	June 30	September 30	December 31
		(as restated) (1)
Revenues	$182,433	$215,969	$199,204	$277,770
Direct costs	176,945	182,360	178,360	207,289
Operating income	5,488	33,609	20,844	70,481
Income from continuing operations	3,984	22,154	12,047	47,561
Income (loss) from discontinued operations, net of tax	612	3	(229)	(1,797)
(Loss) gain on disposal of discontinued operations, net of tax	—	(9,751)	—	599
Net income	$4,596	$12,406	$11,818	$46,363

Earnings (loss) per common share, basic:
Income from continuing operations	$0.08	$0.45	$0.24	$0.95
Income (loss) from discontinued operations	0.01	0.00	0.00	(0.04)
(Loss) gain on disposal of discontinued operations	0.00	(0.20)	0.00	0.01
Net income	$0.09	$0.25	$0.24	$0.93

Earnings (loss) per common share, diluted:
Income from continuing operations	$0.08	$0.43	$0.23	$0.91
Income (loss) from discontinued operations	0.01	0.00	0.00	(0.03)
(Loss) gain on disposal of discontinued operations	0.00	(0.19)	0.00	0.01
Net income	$0.09	$0.24	$0.23	$0.89

Shares used in computation, basic:	49,237	49,566	49,801	49,881
Shares used in computation, diluted:	51,819	51,944	52,073	52,267

(1) For the three months ended June 30, 2005, the Company originally reported a loss on disposal of discontinued operations of $2,351 resulting in a net income of $19,806. During the fourth quarter 2005, the Company discovered that a deferred tax asset related to the WSI disposal group was not written off when the sale was completed and the final determination of the gain or loss on the sale was made.  Consequently, the Company restated the loss on disposal of discontinued operations for the quarter ended June 30, 2005 to reflect the write off of this $7,400 asset. As a result, the loss on discontinued operations was restated to $9,751, resulting in a net income of $12,406.

Earnings per share are computed independently for each of the quarters presented.  Therefore, the sum of the quarterly net earnings per share will not necessarily equal the total for the year.  Per share amounts may not sum due to rounding differences.

	Quarter Ended
2004 (as restated, see Note 3)	March 31	June 30	September 30	December 31

Revenues	$132,156	$158,251	$146,110	$210,414
Direct costs	128,564	136,090	128,404	162,347
Operating income	3,592	22,161	17,706	48,067
Income from continuing operations	2,507	23,837	9,303	47,153
(Loss) income from discontinued operations, net of tax	(2,891)	(3,027)	31	(578)
Loss on disposal of discontinued operations, net of tax	—	—	—	(13,324)
Net (loss) income	$(384)	$20,810	$9,334	$33,251

Earnings (loss) per common share, basic:
Income from continuing operations	$0.06	$0.53	$0.20	$0.97
Loss from discontinued operations	(0.06)	(0.07)	0.00	(0.01)
Loss on disposal of discontinued operations	0.00	0.00	0.00	(0.27)
Net (loss) income	$(0.01)	$0.46	$0.20	$0.68

Earnings (loss) per common share, diluted:
Income from continuing operations	$0.05	$0.50	$0.19	$0.92
Loss from discontinued operations	(0.06)	(0.06)	0.00	(0.01)
Loss on disposal of discontinued operations	0.00	0.00	0.00	(0.26)
Net (loss) income	$(0.01)	$0.43	$0.19	$0.65

Shares used in computation, basic:	44,925	45,344	46,524	48,624
Shares used in computation, diluted:	47,484	48,131	49,124	51,310

On April 27, 2004, the Company received payment in full on one of its notes receivable from Educate, originally recorded net of a $13,448 discount. The early retirement of the Educate note resulted in an accelerated recognition of the remaining unamortized original issue discount in the amount of $12,722, which has been included in investment and other income.

As more fully described in Note 12, during the quarter ended June 30, 2004, certain current and former employees were inadvertently permitted to exercise stock options on a net share basis, whereby shares equal in value to the option strike price and the employee’s minimum tax withholding obligation were withheld by the Company (also known as a “cashless exercise”).  As a result, the Company recognized $1,049 of additional compensation expense in continuing operations and $1,436 of additional compensation in discontinued operations for the difference between the exercise price and the market value of the shares on date of exercise.

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

Note 18 – Subsequent Events

In February 2006, the Company entered into a 15-year, approximately 140,000 square foot lease with Harbor East Parcel B - Commercial, LLC (the “Landlord”). The lease has a 10-year non-cancellable lease term commencing in the first quarter of 2007.  During year one, average annual lease payments will be approximately $3,624.  For years two through ten, average annual lease payments will be approximately $3,871.  For years 11 through 15, average annual lease payments will be approximately $4,897.  Upon completion, the leased facility will become the Company’s corporate headquarters.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in accountants, disagreements, or other events requiring disclosure under this Item.

Item 9A.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s  Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2005. As a result of restatements of 2005 interim financial statements, 2004 and 2003 annual financial statements and a material weakness in internal control over financial reporting related to the Company’s accounting for income taxes, relating principally to the determination and reporting of deferred income tax assets and liabilities during quarterly periods in 2005, management has concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2005.

The Company plans to implement several improvements to remediate and remove the material weakness. The Company will strengthen and expand its tax resources in the areas of international tax and tax accounting. Other improvements will include the elimination of the provision of tax services to former subsidiaries of the Company under a shared services agreement, which will focus the Company’s tax resources on its own needs. The Company will also conduct a complete review of the internal control structure surrounding all tax processes and aspects to implement additional checks, balances, and reviews including tighter interim procedures to ensure accurate and timely reporting of any significant tax events or transactions.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

With the exception of the item described above, there have been no significant changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting as of December 31, 2005. As noted above, the Company plans to implement a remediation plan with respect to certain tax processes.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). The Company’s internal control system was designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company assessed the effectiveness of internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based on this assessment, management identified one material weakness as of December 31, 2005.  A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The material weakness pertains to the fact that the Company did not maintain effective procedures related to accounting for income taxes, including the determination and reporting of deferred income taxes and liabilities. Specifically, the Company's procedures did not provide for sufficient review of detailed analyses and supporting documentation by management with the appropriate knowledge of income tax accounting.  This resulted in errors reported in the deferred tax assets and the provision for income taxes in previously issued interim financial statements relating to deferred tax assets of WSI reported in discontinued operations.  The correction of the error, which was not identified by the Company's existing controls over the income tax provision calculation, resulted in the restatement of the Company's consolidated financial statements for the three and six months ended June 30, 2005 and the nine months ended September 30, 2005, and the restatement of the Company's consolidated retained earnings and deferred income tax balance as of January 1, 2003, and December 31, 2003 and 2004.  The restated amounts reflect a change in the loss on disposal of discontinued, retained earnings, and deferred income tax assets.  Accordingly, management has determined that this deficiency in controls that resulted in this misstatement reflects a material weakness.  Because of this material weakness, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2005 based on the criteria in Internal Control—Integrated Framework.

maintain effective internal control over financial reporting as of December 31, 2005 based on the criteria in Internal Control–Integrated Framework.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, the Company’s independent registered public accounting firm, as stated in their report, which follows.

/s/ Douglas L. Becker
Douglas L. Becker
Chairman and CEO
Laureate Education, Inc.

/s/ Rosemarie Mecca
Rosemarie Mecca
Executive Vice President & CFO
Laureate Education, Inc.

Report of Independent Registered Public Accounting Firm

On Internal Control over Financial Reporting

Board of Directors and Stockholders

Laureate Education, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Laureate Education, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, because of the material weakness described below, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Laureate Education, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. The Company did not maintain effective procedures related to accounting for income taxes, including the determination and reporting of deferred income tax assets and liabilities. Specifically, the Company’s procedures did not provide for sufficient review of detailed analyses and supporting documentation by management with the appropriate knowledge of income tax accounting. As a result, there were errors reported in deferred tax assets and the provision for income taxes in previously issued quarterly and annual financial statements that resulted in a restatement of the Company’s interim consolidated financial statements for the three and six months ended June 30, 2005 and the nine months ended September 30, 2005, and a restatement of the Company’s consolidated retained earnings and deferred income tax balances as of January 1, 2003.  The restated quarterly amounts reflect an increase in the loss on disposal of discontinued operations, a decrease in deferred tax assets and a decrease in net income, as discussed in Note 17 to the consolidated financial statements.  The restated annual amounts reflect an increase in deferred tax assets and retained earnings as of January 1, 2003 and December 31, 2003 and 2004, as discussed in Note 3 to the consolidated financial statements.  This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated March 10, 2006 on those financial statements.

In our opinion, management’s assessment that Laureate Education, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Laureate Education, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, based on the COSO control criteria.

/s/ Ernst & Young LLP

Baltimore, Maryland
March 10, 2006

Item 9B.  Other Information

None.

PART III.

Item 10.  Directors and Executive Officers of Laureate Education, Inc.

Information required by this item is incorporated by reference to the information to be set forth in the Proxy Statement relating to the 2006 Annual Meeting of Stockholders, which will be filed on or before April 30, 2006.

The Company has adopted a Code of Business Conduct and Ethics for Directors and Employees (the “Code of Ethics”), including the principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions.  Copies of the Code of Ethics are available free of charge by writing to Investor Relations at 1001 Fleet Street, Baltimore, Maryland 21202.  Any waivers of the Code of Ethics must be approved, in advance, by the full Board of Directors.  Any amendments to, or waivers from the Code of Ethics must be approved, in advance, by the full Board of Directors.  Any amendments to, or waivers from the Code of Ethics that apply to executive officers and directors will be posted on the “Corporate Governance” section of the Internet website located at www.laureate-inc.com.

Item 11.  Executive Compensation

Information required by this item is incorporated by reference to the information to be set forth in the Proxy Statement relating to the 2006 Annual Meeting of Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated by reference to the information to be set forth in the Proxy Statement relating to the 2006 Annual Meeting of Stockholders.

Item 13.  Certain Relationships and Related Transactions

Information required by this item is incorporated by reference to the information to be set forth in the Proxy Statement relating to the 2006 Annual Meeting of Stockholders.

Item 14.  Principal Accountant Fees and Services

Information required by this item is incorporated by reference to the information to be set forth in the Proxy Statement relating to the 2006 Annual Meeting of Stockholders.

PART IV.

Item 15.  Exhibits, Financial Statement Schedules

(a)          The following documents are filed as a part of this report:

1.              Financial Statements

The response to this portion of Item 15 is contained in a separate section of this Report.

2.              Financial Statement Schedules

The following consolidated financial statement schedule of Laureate Education, Inc. and subsidiaries are included in Item 15 (a):

Schedule II Valuation and qualifying accounts.

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

3.              Exhibits

(a)   Exhibits filed with this report:

Exhibit Number	Description
3.1*	Articles of Amendment and Restatement of the Charter (Exhibit to the Company’s Registration Statement on Form S-1 (Registration No. 33-69558)).
3.2*	Amended and Restated Bylaws dated September 27, 1996 (Exhibit to the Company’s Form 10-K filed March 31, 1997).
3.3*	Amendment to By-Laws as of December 13, 1999 (Exhibit to the Company’s Current Report on Form 8-K dated December 13, 1999).
4.1*	Specimen Common Stock Certificate (Exhibit to the Company’s Registration Statement on Form S-1 (Registration No. 33-69558)).
4.2*

Amended and Restated Rights Agreement by and between Sylvan Learning Systems, Inc. and First Union National Bank, Rights Agent, dated as of December 18, 1999 (Exhibit to the Company’s Current Report on Form 8-K filed December 17, 1999).

4.3*	Amendment to Rights Agreement dated as of March 30, 2001 between Sylvan and First Union National Bank (Exhibit to the Company’s Current Report on Form 8-K filed April 24, 2001).
10.1*

Credit Agreement Dated as of October 26, 2005 among Laureate Education, Inc., Bank of America, N.A., and the other parties thereto (Exhibit to the Company’s Current Report of Form 8-K filed October 31, 2005).

10.2*

Formation Agreement by and among Sylvan Learning Systems, Inc., AP Educate Investments, LLC, R. Christopher Hoehn-Saric and Douglas L. Becker dated June 30, 2000 (Exhibit to the Company’s Form 10-K filed April 2, 2001).

10.3*

Agreement and Plan of Merger dated as of September 16, 2004, by and among Laureate Education, Inc., Laureate Acquisition Corporation and Walden e-Learning, Inc. (Exhibit to the Company’s Current Report of Form 8-K filed September 17, 2004).

10.4*

Stockholders Exchange and Registration Rights Agreement dated as of September 16, 2004, by and among Laureate Education, Inc. and certain of the former stockholders of Walden e-Learning, Inc. (Exhibit to the Company’s Current Report of Form 8-K filed September 17, 2004).

10.5*

Asset Purchase Agreement by and among Educate Operating Company, LLC, Apollo Sylvan, LLC, Apollo Sylvan II, LLC, Educate Inc., Sylvan Learning Systems, Inc and Sylvan Ventures, L.L.C dated March 10, 2003 (Exhibit to the Company’s Current Report of Form 8-K filed March 11, 2003).

10.6*

Option Exchange Agreement by and between Sylvan Learning Systems, Inc. and Douglas L. Becker, R. Christopher Hoehn-Saric, Raph Appadoo and William C. Dennis, Jr. dated March 10, 2003 (Exhibit to the Company’s Current Report of Form 8-K filed March 11, 2003).

10.7*	Purchase Agreement by and between Sylvan Learning Systems, Inc. and Incubator Investment LLC dated March 10, 2003 (Exhibit to the Company’s Current Report of Form 8-K filed March 11, 2003).
10.8*	Purchase Agreement by and between Sylvan Learning Systems, Inc. and BBHT Educate Investment II, LLC on March 10, 2003 (Exhibit to the Company’s Current Report of Form 8-K filed March 11, 2003).
10.9*

Agreement by and among Sylvan Learning Systems Mexico, S. de R.L. de C.V. and Jose Ortega Martinez, et. al. for the purchase of Universidad del Valle de Mexico, A.C. dated September 25, 2000 (Exhibit to the Company’s Form 10-K filed April 2, 2001).

10.10*

Purchase Agreement dated December 12, 2000 between Sylvan Chile Limitada and Indeco S.A. for the purchase of Universidad de las Americas de Chile (Exhibit to the Company’s Form 10-K filed April 2, 2001).

10.11*

Acquisition Agreement dated May 30, 2003 between Desarrollo de la Educación Superior S.A. and Inversiones la Caleta S.A, Inversiones Yuste S.A, Copra S.A, Inversiones Huepil Limitada, and Edin Development Ltd. (Exhibit to the Company’s Current Report of Form 8-K filed June 4, 2003).

10.12+*	Senior Management Option Plan dated March 29, 1996 (Exhibit to the Company’s Form 10-K filed March 31, 1997).
10.13+*	Sylvan Learning Systems, Inc. Employee Stock Purchase Plan (Exhibit to the Company’s Registration Statement on Form S-8 dated February 18, 1997).
10.14+*	Sylvan Learning Systems, Inc. 1998 Stock Incentive Plan (Exhibit to the Company’s 1998 Proxy Statement filed April 21, 1998).
10.15+*

Form of Non-Qualified Employee Stock Option Agreement pursuant to the Laureate Education, Inc. 1998 Stock Incentive Plan (Exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-127887)).

10.16+*	Form of Restricted Stock Agreement pursuant to the Laureate Education, Inc. 1998 Stock Incentive Plan (Exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-127887)).
10.17+*	Laureate Education, Inc. 2003 Stock Incentive Plan (Exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-127887)).
10.18+*

Form of Non-Qualified Employee Stock Option Agreement pursuant to the Laureate Education, Inc. 2003 Stock Incentive Plan (Exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-127887)).

10.19+*	Form of Restricted Stock Agreement pursuant to the Laureate Education, Inc. 2003 Stock Incentive Plan (Exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-127887)).
10.20+*	Performance Shares Grant Agreement with Douglas L. Becker (Exhibit to the Company’s Form 10-K filed March 11, 2005).

10.21+*	Employment Agreement with Douglas L. Becker (Exhibit to the Company’s Form 10-K filed March 11, 2005).
10.22+*	Laureate Education, Inc. 2005 Stock Incentive Plan (Exhibit to the Registrant’s Current Report on Form 8-K filed on June 23, 2005).
10.23+*	Employment Agreement entered into September 14, 2005 with Ms. Rosemarie Mecca (Exhibit to the Company’s Current Report of Form 8-K filed September 16, 2005).
21.01	Subsidiaries of Laureate Education, Inc.
23.01	Consent of Ernst & Young LLP
31(i).01	Certification of Douglas L. Becker pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31(i).02	Certification of Rosemarie Mecca pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification of Douglas L. Becker pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02	Certification of Rosemarie Mecca pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference.
+	Notes: Relates to a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2006.

LAUREATE EDUCATION, INC.
(Registrant)

By:	/s/Douglas L. Becker
Douglas L. Becker
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on March 16, 2006.

Signature	Capacity

/s/Douglas L. Becker	Director, Chairman of the Board and Chief Executive Officer
Douglas L. Becker

/s/Rosemarie Mecca	Executive Vice President and Chief Financial Officer
Rosemarie Mecca

/s/ R. Christopher Hoehn-Saric	Director
R. Christopher Hoehn-Saric

/s/James H. McGuire	Director
James H. McGuire

/s/Isabel Aguilera	Director
Isabel Aguilera

/s/Richard W. Riley	Director
Richard W. Riley

/s/David A. Wilson	Director
David A. Wilson

/s/John A. Miller	Director
John A. Miller

/s/Wolf H. Hengst	Director
Wolf H. Hengst

/s/R. William Pollock	Director
R. William Pollock

Schedule II

Laureate Education, Inc.

Valuation and Qualifying Accounts

(in thousands)

		Additions
Description	Balance at Beginning of Period	Charges to Costs and Expenses	Charges to Other Accounts		Deductions	Balance at End of Period
Year Ended December 31, 2003
Allowance for doubtful accounts	$5,939	8,233	7,477	(1)	(3,941)	$17,708
Deferred tax asset valuation account	$1,122	4,218	10,569	(2)	(994)	$14,915

Year Ended December 31, 2004
Allowance for doubtful accounts	$17,708	14,019	4,120	(1)	(4,792)	$31,055
Deferred tax asset valuation account	$14,915	(3,881)	22,564	(2)	—	$33,598

Year Ended December 31, 2005
Allowance for doubtful accounts	$31,055	19,239	13,283	(1)	(15,243)	$48,334
Deferred tax asset valuation account	$33,598	7,385	—		—	$40,983

(1) For the year ended December 31, 2003, other charges consist of reserves acquired through purchase acquisitions of $5,823 and foreign currency translation of $1,654.  For the year ended December 31, 2004, other charges consist of reserves acquired through purchase acquisition of  $2,898 and foreign currency translation of $1,222.  For the year ended December 31, 2005, other charges consist of reserves acquired through purchase acquisitions of $13,633 offset by foreign currency translation of $(350).

(2) For the year ended December 31, 2003, other charges consisted of increases of $10,569 to deferred tax assets offset by full valuation allowances.  For the years ended December 31, 2004, other charges consisted of valuation allowances provided on deferred tax assets acquired in business combinations of $3,020 and increases of $19,544 to deferred tax assets offset by full valuation allowances.