Form 10-K/A
period 2005-12-31
LAUREATE EDUCATION, INC.
filed 2006-03-23
CIK 912766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Common Stock, Par Value $.01

Preferred Stock Purchase Rights

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes  ☒ No ☐.

Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐ No ☒.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No ☒.

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

Certain information in Laureate Education, Inc.’s definitive Proxy Statement for its 2006 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than April 30, 2006, is incorporated by reference in Part III of this Amendment No. 1 on Form 10-K/A to its annual report on Form 10-K.

EXPLANATORY NOTE

The registrant is filing this Amendment No. 1 on Form 10-K/A to its annual report on Form 10-K for the fiscal year ended December 31, 2005, to correct a typographical error with respect to footnote “Note 13 – Income Taxes” to its consolidated financial statements that occurred in the conversion of the filing to the EDGAR format and a typographical error in the “Liquidity” section of its “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  No other information contained in the original filing is amended hereby. This amendment does not modify or update disclosures in the original filing. Furthermore, except for the matters described above, this amendment does not change any previously reported financial results, nor does it reflect events occurring after the date of the original filing.

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

Income Taxes. The Company earns a significant portion of its income from subsidiaries located in countries outside of the United States. At December 31, 2005, undistributed earnings of foreign subsidiaries totaled approximately $529.1 million. Deferred tax liabilities have not been recognized for undistributed earnings because it is management’s intention to permanently reinvest such undistributed earnings outside of the United States. APB Opinion No. 23, Accounting for Income Taxes – Special Areas, requires that a company evaluate its circumstances to determine whether or not there is sufficient evidence to support the assertion that it has or will reinvest undistributed foreign earnings indefinitely.

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

Cash used in investing activities increased $71.0 million from $127.0 million for 2004 to $198.0 million for 2005. Late in the second quarter of 2004, the Company collected a $55.0 million related party note receivable taken in connection with the 2003 sale of its K-12 business segments. Investing activities in 2005 included $22.7 million collected in connection with the disposition of discontinued operations. 2005 included a $15.5 million increase in payments of consideration for acquisitions over 2004, primarily due to payments to prior owners of Walden and UNAB. The net change in notes receivables decreased $14.6 million from $20.5 million in 2004 to $5.9 million in 2005. Net transactions in available-for-sale securities decreased from a source of cash of $14.8 million in 2004 to a use of cash of $1.6 million in 2005. Purchases of property and equipment were $8.3 million higher in 2005 than in 2004. In addition, 2004 included a $13.1 million source of cash related to the sale of land that did not recur in 2005.

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

Note 13- Income Taxes

Significant components of the provision for income taxes on earnings from continuing operations for the years ended December 31 are as follows:

	2005	2004	2003
Current:
United States	$(1,269)	$5,187	$13,390
Foreign	(16,478)	(13,585)	(13,745)
State	(600)	(2,494)	1,844
	(18,347)	(10,892)	1,489
Deferred:
United States	(4,777)	2,976	(805)
Foreign	443	3,460	1,813
State	3,014	(2,342)	433
	(1,320)	4,094	1,441
Total (expense)benefit	$(19,667)	$(6,798)	$2,930

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

At December 31, 2005, undistributed earnings from continuing and discontinued operations of non-U.S. subsidiaries totaled approximately $529,100.  Deferred tax liabilities have not been recognized for these undistributed earnings because it is management’s intention to permanently reinvest such undistributed earnings outside of the U.S.

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

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 23, 2006.

LAUREATE EDUCATION, INC.
(Registrant)

By:	/s/ Douglas L. Becker
Douglas L. Becker
Director, Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Rosemarie Mecca
Rosemarie Mecca
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

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