Form 10-Q
period 2006-03-31
LAUREATE EDUCATION, INC.
filed 2006-05-10
CIK 912766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number      000-22844

LAUREATE EDUCATION, INC.

(Exact name of registrant as specified in its charter)

Maryland	52-1492296
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1001 Fleet Street, Baltimore, Maryland	21202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   (410) 843-6100

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

The registrant had 51,311,231 shares of Common Stock, par value [$.01] per share, outstanding as of May 5, 2006.

INDEX

		Page No.
PART I.—FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets — March 31, 2006 and December 31, 2005	1

	Consolidated Statements of Operations — Three months ended March 31, 2006 and March 31, 2005	3

	Consolidated Statements of Cash Flows — Three months ended March 31, 2006 and March 31, 2005	4

	Notes to Consolidated Financial Statements — March 31, 2006	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	26

PART II.—OTHER INFORMATION

Item 1.	Legal Proceedings	N/A

Item 1A.	Risk Factors	N/A

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	N/A

Item 3.	Defaults Upon Senior Securities	N/A

Item 4.	Submission of Matters to a Vote of Security Holders	N/A

Item 5.	Other Information	N/A

Item 6.	Exhibits	27

SIGNATURES		28

i

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollar and share amounts in thousands, except per share data)

	March 31,	December 31,
	2006	2005
	(unaudited)	(as restated - Note 2)
Assets
Current assets:
Cash and cash equivalents	$141,634	$105,106
Available-for-sale securities	2,974	4,768

Receivables:
Accounts receivable	167,326	181,211
Notes receivable	113,600	101,764
Other receivables	13,400	14,208
	294,326	297,183
Allowance for doubtful accounts	(38,225)	(39,006)
	256,101	258,177

Inventory	6,002	5,282
Deferred income taxes	18,627	16,978
Income tax receivable	2,886	2,373
Prepaid expenses and other current assets	22,612	17,836
Total current assets	450,836	410,520

Notes receivable, less current portion, net of allowance of $9,360 and $9,328 at March 31, 2006 and December 31, 2005, respectively	93,548	86,931

Property and equipment:
Land	111,318	101,993
Buildings	263,786	256,941
Construction in-progress	43,143	40,856
Furniture, computer equipment and software	230,523	223,143
Leasehold improvements	84,459	81,336
	733,229	704,269
Accumulated depreciation and amortization	(142,113)	(130,332)
	591,116	573,937

Goodwill	413,450	412,419
Other intangible assets:
Tradenames and accreditations	216,583	215,112
Other intangible assets, net of accumulated amortization of $15,447 and $14,397 at March 31, 2006 and December 31, 2005, respectively	6,011	7,163
	636,044	634,694

Deferred income taxes	26,014	25,760
Deferred costs, net of accumulated amortization of $15,273 and $14,041 at March 31, 2006 and December 31, 2005, respectively	21,473	21,935
Other assets	21,678	19,651
Net assets of discontinued operations	1,687	2,906
Total assets	$1,842,396	$1,776,334

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)
(Dollar and share amounts in thousands, except per share data)

	March 31,	December 31,
	2006	2005
	(unaudited)	(as restated - Note 2)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$32,444	$30,078
Accrued expenses	112,099	106,463
Deferred revenue	319,908	273,193
Current portion of long-term debt	50,741	63,044
Current portion of due to shareholders of acquired companies	18,996	18,737
Income tax payable	31,106	31,615
Deferred income taxes	28,897	28,644
Other current liabilities	6,182	3,543
Total current liabilities	600,373	555,317

Long-term debt, less current portion	98,323	99,997
Due to shareholders of acquired companies, less current portion	44,035	46,686
Deferred income taxes	1,764	583
Other long-term liabilities	24,208	22,876
Total liabilities	768,703	725,459

Commitments and contingent liabilities	—	—

Minority interest	74,045	72,354

Stockholders’ equity:
Preferred stock, par value $.01 per share — authorized 10,000 shares, no shares issued and outstanding as of March 31, 2006 and December 31, 2005	—	—
Common stock, par value $.01 per share — authorized 90,000 shares, issued and outstanding shares of 51,258 and 49,861 as of March 31, 2006 and December 31, 2005, respectively	513	499
Additional paid-in capital	524,740	503,791
Retained earnings	434,737	435,412
Accumulated other comprehensive income	39,658	38,819
Total stockholders’ equity	999,648	978,521

Total liabilities and stockholders’ equity	$1,842,396	$1,776,334

See accompanying notes to financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Dollar amounts in thousands, except per share data)

	Three months ended March 31,
	2006	2005
		(as restated - Note 2)
	(Unaudited)

Revenues	$235,110	$178,677

Costs and expenses
Direct costs	225,232	170,247
General and administrative expenses	9,851	6,696
Total costs and expenses	235,083	176,943

Operating income	27	1,734

Other income (expense)
Interest and other income	3,722	2,416
Interest expense	(3,606)	(2,373)
Foreign currency exchange (loss) gain	(111)	249
	5	292
Income from continuing operations before income taxes, minority interest, and equity in net loss of affiliates	32	2,026
Income tax expense	(233)	(227)
Minority interest in income of consolidated subsidiaries, net of tax	(457)	(381)
Equity in net loss of affiliates, net of tax	(109)	(90)

(Loss) Income from continuing operations	(767)	1,328
(Loss) Income from discontinued operations, net of income tax benefit of $0 in 2006 and $285 in 2005	(169)	612
Gain from disposal of discontinued operations, net of income tax benefit of $576 in 2006 and $0 in 2005	261	—

Net (loss) income	$(675)	$1,940

Earnings (Loss) per common share, basic:
(Loss) Income from continuing operations	$(0.02)	$0.03
Net (loss) income	$(0.01)	$0.04

Earnings (Loss) per common share, diluted:
(Loss) Income from continuing operations	$(0.02)	$0.03
Net (loss) income	$(0.01)	$0.04

See accompanying notes to financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2006	2005
		(as restated - Note 2)
Operating activities
Net (loss) income	$(675)	$1,940
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	11,856	8,974
Amortization	2,951	2,644
Gain on disposal of discontinued operations	(261)	—
Non-cash stock compensation expense	3,429	780
Minority interest in consolidated subsidiaries	457	381
Equity in net loss of affiliates	109	90
Deferred income taxes	(1,524)	(1,570)
Other non-cash items	(1,159)	(1,126)
Changes in operating assets and liabilities:
Receivables	(4,001)	(21,854)
Income tax receivable	—	15,676
Inventory, prepaid expenses and other current assets	(5,637)	(938)
Accounts payable and accrued expenses	6,354	(5,806)
Income tax payable	57	(977)
Deferred revenue and other current liabilities	52,142	46,905
Net cash provided by operating activities	64,098	45,119

Investing activities
Purchase of available-for-sale securities	(1,799)	(8,451)
Proceeds from sales or maturity of available-for-sale securities	3,642	897
Purchase of property and equipment, net	(31,984)	(14,358)
Proceeds from sales of discontinued operations, net of cash sold	—	12,654
Cash loaned in exchange for notes receivable	(1,642)	(2,752)
Proceeds from repayment of notes receivable	9	—
Cash paid for acquisitions, net of cash acquired	—	(5,957)
Payment of deferred consideration for prior period acquisitions	—	(20,312)
Expenditures for deferred costs	(1,061)	(1,714)
Change in other long-term assets	2,036	(808)
Net cash used in investing activities	(30,799)	(40,801)

Financing activities
Proceeds from exercise of options	17,534	5,542
Proceeds from issuance of long-term debt	27,107	28,580
Payments on long-term debt	(41,756)	(47,995)
Change in other long-term liabilities	1,564	(944)
Net cash provided by (used in) financing activities	4,449	(14,817)
Effects of exchange rate changes on cash	(1,220)	(950)

Net change in cash and cash equivalents	36,528	(11,449)
Cash and cash equivalents at beginning of period	105,106	116,261
Cash and cash equivalents at end of period	$141,634	$104,812

See accompanying notes to financial statements.

Laureate Education, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollar and share amounts in thousands, except per share data)

Note 1 – Description of Business and Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended December 31, 2005, included in the Company’s Annual Report on Form 10-K/A. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The traditional semester programs in the education industry, with a summer break, result in significant seasonality in the operating results of Laureate Education, Inc. and subsidiaries (the “Company”). The consolidated balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain amounts previously reported for 2005, including certain long-term notes receivable and deferred revenue balances, have been reclassified to conform to the 2006 presentation.

The Company is focused exclusively on providing a superior higher education experience to approximately 226,000 students through a leading global network of accredited campus-based and online universities and higher education institutions (“higher education institutions”). The Company’s educational offerings are delivered through three separate reportable segments: Campus Based - Latin America (“Latin America”), Campus Based - Europe (“Europe”) and Laureate Online Education. The campus-based segments of Latin America and Europe own or maintain controlling interests in eleven and ten separately accredited higher education institutions, respectively. The Latin America segment has locations in Mexico, Chile, Brazil, Peru, Ecuador, Honduras, Panama, and Costa Rica. The Europe segment has locations in Spain, Switzerland, France, and Cyprus. The Laureate Online Education segment provides career-oriented degree programs to working adult students through Walden E-Learning, Inc. (“Walden”), Laureate Online Education BV, and Canter and Associates (“Canter”).

Note 2 – Significant Accounting Policies

Revenue Recognition and Accounting Change

Effective January 1, 2006, the Company made a preferential change in its revenue recognition policies regarding semester-based tuition for its campus-based universities. (See Exhibit 18.01 for the Letter Regarding Change in Accounting Principle — Preferability Letter — on this change in method.) The universities now recognize tuition revenue ratably on a weekly straight-line basis over each academic session instead of the previously used monthly straight-line basis. Tuition revenue is reported net of scholarships and other discounts. Tuition paid in advance or unpaid and unearned tuition included in accounts receivable is recorded as deferred revenue. This change was made to improve transparency and the correlation between the Company’s enrollments, revenues, and actual academic calendars.

All other revenue is recognized as earned over the appropriate service period, including the Company’s online business. Dormitory revenues are recognized over the occupancy period. Revenue from the sale of educational products is generally recognized when shipped and collectibility is reasonably assured.

The Company has applied this change retrospectively with all prior period financial statements presented in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 154, Accounting Changes and Error Corrections, including retroactive application to all reporting periods presented. There is no material impact on the previously issued annual results of the Company as a result of this change.

The following amounts represent the changes to each financial statement line affected by the Company’s preferential change in revenue recognition for the consolidated balance sheet as of December 31, 2005 and the statement of operations for the three months ended March 31, 2005:

December 31, 2005
Balance Sheet
Goodwill	$305
Total assets	$305

Deferred revenue	$817
Total liabilities	817

Minority interest	(325)

Retained earnings	(143)
Accumulated other comprehensive income	(44)
Total stockholders’ equity	(187)

Total liabilities and stockholders’ equity	$305

Three months ended March 31, 2005
Statement of Operations
Revenues	$(3,752)

Operating income	(3,752)

Income from continuing operations before income taxes, minority interest and equity in net loss in affiliates	(3,752)

Minority interest in income of consolidated subsidiaries, net of tax	635

(Loss) Income from continuing operations	(3,117)
Net (loss) income	$(3,117)

Earnings (Loss) per share, basic:
(Loss) Income from Continuing Operations	$(0.06)
Net (loss) income	$(0.06)

Earnings (Loss) per share, diluted:
(Loss) Income from continuing operations	$(0.06)
Net (loss) income	$(0.06)

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

The Company also measures its interim income tax provision using Financial Accounting Standards Board Interpretation (“FIN”) No. 18, Accounting for Income Taxes in Interim Periods. FIN No. 18 measures the seasonality of any subsidiary, or controlled entity, that operates at an annual loss for which no income tax benefit is recognized. This seasonality can cause volatility in the interim effective rates. FIN No. 18, however, has no effect on the Company’s annual effective tax rate.

Equity-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, equity-based compensation expense for the first quarter of fiscal 2006 includes compensation expense for all equity-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Equity-based compensation expense for all equity-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award. SFAS No. 123R clarifies and expands the guidance in SFAS 123 in several areas, including measuring fair value and attributing compensation cost to reporting periods. Changes to SFAS 123 fair value measurement and service period provisions prescribed by SFAS 123R include a requirement to estimate forfeitures of share-based awards at the date of grant, rather than recognizing forfeitures as incurred as permitted by SFAS 123. The Company estimates the forfeiture rate based on the historical experience subsequent to the sale of the K-12 business units on June 30, 2003.

The Company uses the Black-Scholes-Merton method to calculate the for fair value of stock options. The use of option valuation models requires the input of highly subjective assumptions, including the expected stock price volatility and the expected term of the option. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB No. 107”) regarding the SEC’s interpretation of SFAS No. 123R and the valuation of share-based payments for public companies. For options issued subsequent to January 1, 2006, the Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123R. Under SAB No. 107, the Company has estimated the expected term of granted options to be the weighted average mid-point between the vesting date and the end of the contractual term. The Company estimates the volatility rate based on the weekly historical closing stock price since the sale of the K-12 business units on June 30, 2003.

Prior to the adoption of SFAS 123R, the Company recognized equity-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. In addition, the Company presented the cash flows related to income tax deductions in excess of the compensation cost recognized on stock options exercised during the period (“excess tax benefits”) as operating cash flows in the Consolidated Statement of Cash Flows. SFAS No. 123R requires excess tax benefits to be classified as financing cash flows.

The Company records compensation expense for stock options granted to non-employees who are not directors in an amount equal to their estimated fair value at the earlier of the performance commitment date or the date at which performance is complete, determined using the Black-Scholes option pricing model. The compensation expense is recognized ratably over the vesting period.

Note 3 – Equity-Based Compensation

Equity-Based Compensation Plans

The Board of Directors may grant options under six equity-based compensation plans to selected employees, officers and directors of the Company to purchase shares of the Company’s common stock at a price not less than the fair market value of the stock at the date of the grant. The 2005 Stock Incentive Plan (“2005 Plan”) is the only plan with significant stock option awards available for grant. Options outstanding under all six of the Company’s stock option plans have been granted at prices which are equal to or exceed the market value of the stock on the date of grant and vest ratably over periods not exceeding five years.

Stock option awards under plans prior to the 2005 Plan are subject to time-based vesting over five years with a life of ten years.  Stock options awards under the 2005 Plan are subject to time-based vesting generally over four years with a life of seven years. Stock options under the 2005 Plan vest ratably over a four year period; the first year vests on the first anniversary date and the remaining three years vest quarterly. Stock options granted to non-employee Directors vested immediately prior to January 1, 2006. Subsequent to January 1, 2006, options to non-employee Directors vest monthly over a one year period. Restricted stock and restricted stock unit (“RSU”) awards granted prior to December 2005 are subject to time-based vesting generally over five years. Restricted stock and restricted stock unit awards granted subsequent to December 2005 are performance-based and are generally eligible for vesting over four years.

Stock Options

The following table summarizes the stock option activity of the Company for the three months ended March 31:

	Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2005	6,188	$19.45
Granted	57	51.15
Exercised	(1,378)	14.31
Forfeited	—	—
Outstanding at March 31, 2006	4,867	$21.61	$154,244
Exercisable at March 31, 2006	3,555	$14.31	$136,429
Vested and expected to vest at March 31, 2006	4,647	$21.61	$147,279

The weighted average remaining contractual term of options outstanding is 4.4 years. The weighted average contractual term of exercisable options outstanding is 3.5 years. The total intrinsic value, measured as the pre-tax difference between the exercise price and the market price on the date of exercise, of all options exercised during the period was $54,291.

The Company uses the Black-Scholes option pricing model to fair value stock options. The use of option valuation models require the input of highly subjective assumptions, including the expected term and the expected stock price volatility. The weighted average estimated fair values of stock options granted for the three months ended March 31, 2006 was $14.45. The total compensation expense related to stock options was $1,289, net of the impact of estimated forfeitures, for the three months ended March 31, 2006.

As of March 31, 2006, $15,736 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of 2.7 years.

Nonvested Restricted Stock and Restricted Stock Units

Nonvested restricted stock and RSU awards as of March 31, 2006 and changes during the three months ended March 31, 2006 are as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2005	594	$38.18
Granted	4	$53.27
Lapsed	(7)	$46.20
Forfeited	—	—
Nonvested at March 31, 2006	591	$38.19

Of the nonvested restricted stock and RSU awards above, 199 with a weighted-average grant date fair value of $53.04 per share, are subject solely to performance-based conditions. The awards are eligible for lapse annually on the anniversary date of the award over a four year period. A fixed percentage of shares are eligible for vesting each year, with the possibility to fully vest in subsequent years if performance warrants. No shares will vest if required performance levels are not achieved during the four-year period and the applicable catch up period. The compensation expense associated with these awards is evaluated on a quarterly basis for progress toward achievement of pre-determined performance targets. The compensation expense is recognized when it is probable that the performance levels will be met.

As of March 31, 2006, there was $16,272 unrecognized equity-based compensation expense related to nonvested restricted stock and RSU awards. The cost is expected to be recognized over a weighted-average period of 2.8 years, assuming that all performance conditions are met.

The fair value of the nonvested restricted stock is measured using the close price of the Company’s stock on the date of grant. The total compensation expense related to nonvested restricted stock was $1,879 for the three months ended March 31, 2006.

For the three months ended March 31, 2006, total equity-based compensation expense was allocated as follows:

Direct Costs	$1,779
General and administrative expenses	1,650
Equity-based compensation expense before income taxes	3,429
Income tax benefit	(1,501)
Total equity-based compensation expense after income taxes	$1,928

Prior to January 1, 2006, the Company provided pro forma disclosure amounts in accordance with SFAS No. 123, as if the fair value method defined by SFAS No. 123 had been applied to its equity-based compensation.

The following assumptions were used in calculating pro forma stock compensation expense for the three months ended March 31, 2005 and recorded stock compensation for the three months ended March 31, 2006:

	2006	2005
Average risk-free interest rate	4.4%	3.3%
Expected dividend yield	0.0%	0.0%
Expected lives	3.5-4.75 years	4-6 years
Average expected volatility	28.3%	46.0%

The pro forma table below reflects net earnings and basic and diluted net earnings per share for the three months ended March 31, 2005 had the Company applied the fair value recognition provisions of SFAS No. 123:

Net income, as reported (as restated — Note 2)	$1,940
Equity-based employee compensation expense included in net income, as reported, net of tax	468
Equity-based employee compensation expense as if the fair value method had been applied, net of tax	(1,443)
Pro forma net income	$965

Earnings per share:
Basic — as reported	$0.04
Basic — pro forma	$0.02
Diluted — as reported	$0.04
Diluted — pro forma	$0.02

Pro forma compensation expense recognized under SFAS No. 123 does not consider estimated forfeitures. The computational differences in the terms and nature of the 2006 equity-based compensation awards create incomparability between the pro forma compensation presented above and the equity compensation recognized in 2006.

As a result of adopting SFAS 123R, for the three months ended March 31, 2006, income before income taxes and net income was $1,289 and $799 lower, respectively, than if the Company had continued to account for equity-based compensation under APB No. 25. The impact on both basic and diluted earnings per share for the three months ended

March 31, 2006 was $0.02 per share. In addition, prior to the adoption of SFAS No. 123R, the Company presented the tax benefit of stock option exercises as operating cash flows. Upon the adoption of SFAS No. 123R, tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows. Under SFAS No. 123R, a tax benefit is not recognized until the tax deductions result in a reduction of tax liability instead of creating or increasing net operating losses. There was no excess tax benefit recorded for the quarter ended March 31, 2006.

 Note 4 – Discontinued Operations

The Company reached a decision in 2005 to sell the operations of a non-strategic business in Europe, accordingly the business was classified as discontinued operations. Also, during the first quarter of 2005, the Company closed the sale of its Wall Street Institute (“WSI”) business. The operations and cash flows of the business components comprising the non-strategic European segment business, Wall Street Institute (“WSI”), India, and K-12 educational services businesses were or will be eliminated from ongoing operations as a result of the sale or abandonment and the Company will not have any significant continuing involvement in the operations after the disposal transactions. Therefore, these operations are classified as discontinued operations for all periods.

WSI Business

During the first quarter of 2006, the Company recorded an additional net gain of $261, including a tax benefit of $576, related to the settlement of franchisee law suits related to the WSI business.

During the third quarter of 2005, WSI Education S.a.r.l. received a preliminary field audit report assessing Italian VAT taxes owed related to services provided by the WSI business unit in 2003 prior to its disposition. Under the terms of the sale agreement with WSI, the Company agreed to indemnify WSI from obligations that may arise as a result of an Italian VAT assessment related to periods prior to the closing of the sale of the WSI business unit on February 28, 2005, however the Company is entitled to the value of the tax benefit of any indemnification. The Company has filed, on behalf of WSI Education S.a.r.l., an appeal with the Italian authorities and a complaint against the Italian Republic at the European Union Commission for restraint of trade based on the VAT exemption only being available to Italian owned companies. The Company intends to vigorously pursue these cases. As of March 31, 2006, the Company does not believe it is possible to estimate the ultimate outcome of this issue. As a result, no accrual for any potential adverse outcome of this matter has been made in the consolidated financial statements.

Summarized Financial Information of Discontinued Operations

Summarized operating results from the discontinued operations included in the Company’s consolidated statement of operations were as follows for the three months ended March 31:

	WSI		Other
	2006	2005	2006	2005
Revenues	$—	$12,310	$1,799	$1,681
Pretax (loss) income from discontinued operations	$(14)	$480	$(155)	$(153)

Net assets of the other discontinued operations were as follows:

	Other
	March 31, 2006	December 31, 2005
Current assets	$1,131	$2,192
Property and equipment, net	257	386
Tradename/accreditation	167	165
Other assets	132	163
Current liabilities	—	—
Long-term liabilities	—	—
Other comprehensive income	—	—
Total net assets of discontinued operations	$1,687	$2,906

Note 5 – Notes Receivable (Long-term)

Notes receivable (long-term) consists of the following:

	March 31, 2006	December 31, 2005
Trade notes receivable (long-term), net of allowance of $9,360 and $9,328 at March 31, 2006 and December 31, 2005, respectively	$41,793	$37,878
Notes receivable (long-term):
Kendall College	27,191	25,395
WSI Education S.a.r.l.	13,768	13,448
Other	10,796	10,210
	$93,548	$86,931

Of the balance of long-term other trade notes receivable, $11,691 was unearned as of March 31, 2006 and is included in deferred revenue on the Company’s balance sheet. Tuition revenues are generally billable, and the full amount of notes receivable and related deferred revenue are recorded, when a note agreement is signed by the student

Note 6 – Other Intangible Assets

The following table summarizes other intangible assets as of March 31, 2006:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Subject to amortization:
Student rosters	$19,385	$(13,772)	$5,613
Non-compete agreements	1,293	(981)	312
Other	780	(694)	86
Total	$21,458	$(15,447)	$6,011

Amortization expense for intangible assets subject to amortization for the three months ended March 31, 2006 and 2005 was $745 and $1,362, respectively. The estimated future amortization expense for intangible assets for the remaining nine-month period of 2006 is $3,065. The estimated future amortization expense for intangible assets for each of the five years subsequent to December 31, 2006 is as follows: 2007 - $2,367; 2008 - $462; 2009 - $117; 2010 and beyond - $0.

Note 7 – Long-Term Debt

Long-term debt consists of the following:

	March 31,	December 31,
	2006	2005
Mortgage notes payable bearing interest at variable rates ranging from 3.35% to 8.50%	$52,525	$52,429
Various unsecured lines of credit bearing interest at variable rates ranging from 3.46% to 9.36%	38,797	51,332
Notes payable secured by fixed assets, bearing interest at rates ranging from 3.80% to 10.00%	25,443	24,239
Various notes payable bearing interest at fixed rates ranging from 0.00% to 13.72%	17,472	19,742
Capital lease obligations bearing interest at rates ranging from 3.00% to 9.00%	11,914	12,374
Various notes payable bearing interest at variable rates ranging from 3.12% to 9.27%	2,913	2,925
	149,064	163,041
Less: current portion of long-term debt	50,741	63,044
Total long-term debt, net of current portion	$98,323	$99,997

Note 8 – Due to Shareholders of Acquired Companies

Due to shareholders of acquired companies consists of the following amounts payable in cash:

	March 31,	December 31,
	2006	2005
Amounts payable to former shareholders of Universidad Andres Bello (“UNAB”)	$24,246	$24,929
Amounts payable to former shareholders of Universidade Anhembi Morumbi (“UAM”)	15,066	13,658
Amounts payable to former shareholders of Universidad Tecnologica Centroamericana (“UNITEC”)	14,706	14,814
Amounts payable to former shareholders of Universidad Interamericana (“UI”)	4,200	4,200
Amounts payable to former shareholders of Universidad Peruana de Ciencias Aplicadas (“UPC”)	2,901	2,859
Amounts payable to former shareholders of UNO	1,812	1,890
Amounts payable to former shareholders of Universidad Latinoamericana de Ciencia y Tecnologia (“ULACIT”)	100	100
Amounts payable to former shareholders of Cyprus College	—	2,973
	63,031	65,423
Less: current portion of due to shareholders	18,996	18,737
Total due to shareholders, net of current portion	$44,035	$46,686

During the three months ended March 31, 2006, the amounts payable to the former shareholders of Cyprus College were reevaluated under the terms of the purchase agreement. As a result, the liability and corresponding goodwill recorded in the transaction were decreased.

Note 9 – Income Taxes

The Company’s income tax provisions for all periods consist of federal, state, and foreign income taxes. The tax provisions for the three-month periods ended March 31, 2006 and 2005 were based on the estimated effective tax rates applicable for the 2006 and 2005 full years, after giving effect to significant items related specifically to the interim periods, including the mix of income for the period between higher and lower taxed jurisdictions. The Company’s effective tax rate from continuing operations was 728.1% and 11.2% for the three months ended March 31, 2006 and 2005, respectively. For the three months ended March 31, 2006, the effective rate includes the impact of FIN No. 18. FIN No. 18 only applies to interim periods and has no effect on the Company’s annual effective rate. The effective rate for the three months ended March 31, 2006, excluding the impact of FIN No. 18 was 9.0%. For the period ended March 31, 2005, the Company’s effective tax rate was 11.2%, and the impact of FIN No. 18 was immaterial. The forecasted effective tax rate for 2006 decreased from the 2005 effective tax rate due to the impact of recent acquisitions in lower taxed jurisdictions and foreign holding company tax planning implemented during the first quarter of 2006. The Company has operations in multiple countries, many of which have statutory tax rates lower than the United States. Generally lower tax rates in these foreign jurisdictions along with the Company’s intent and ability to permanently reinvest foreign earnings outside of the United States results in an effective tax rate significantly lower than the United States statutory rate.

As previously reported, on February 8, 2006 the Company received notice of certain adjustments proposed by the Internal Revenue Service (the “Service”) with respect to the Company’s 2000 federal income tax return. The proposed adjustments primarily relate to the gain on the sale of the Company’s Prometric testing subsidiary in 2000 for $775 million. The Service claims that the Company owes additional taxes of approximately $54.6 million plus penalties and interest. The Company intends to appeal and contest vigorously the Service’s determination and believes that it has properly reported the transaction. Consequently, the Company does not believe at this point that a loss from this matter is probable, nor is it possible to estimate the ultimate outcome if the Company does not prevail. As a result, no accrual for any potential adverse outcome of this matter has been made in the consolidated financial statements; however, the Company can provide no assurance that the eventual outcome will not result in a material adverse amount.

As previously reported, on February 23, 2006, the Company received a Notice of Deficiency from the Internal Revenue Service (“IRS”) for the Company’s 1997 tax year disagreeing with Laureate’s exclusion from income of a break-up fee it received in its attempted acquisition of NEC. The Company is appealing the Notice of Deficiency and intends to pay the current amount of the assessment, $8,100, and the interest due of $6,700, on the assessment when the Appeal is filed in May of 2006. These amounts have been previously accrued. The Company believes that it properly excluded the income from the break up fee and intends to vigorously litigate the Services’s determination. Although the ultimate disposition of this issue is uncertain, based on current information, it is the opinion of management  that the ultimate disposition of this issue will not have a material effect on the Company’s consolidated financial position, liquidity, or results of operations.

In April 2006, the IRS began a field examination of the Company’s 2003 tax year. In addition, there are several other income tax audits in progress. No assurance can be given as to the eventual outcome of these audits.

Note 10 – Stockholders’ Equity

The components of stockholders’ equity are as follows:

				Accumulated
		Additional		Other	Total
	Common	Paid-In	Retained	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Equity
Balance at December 31, 2005 (as restated - Note 2)	$499	$503,791	$435,412	$38,819	$978,521

Options exercised for purchase of 1,364 shares of common stock, net of 14 replenishment shares	14	17,520	—	—	17,534
Non cash stock compensation modification for former employee	—	261	—	—	261
Non-cash stock compensation	—	3,168	—	—	3,168
Comprehensive income:
Net loss for the three months ended March 31, 2006	—	—	(675)	—	(675)
Foreign currency translation adjustment	—	—	—	824	824
Unrealized gain on available-for-sale securities	—	—	—	15	15
Total comprehensive income	—	—	—	—	164
Balance at March 31, 2006	$513	$524,740	$434,737	$39,658	$999,648

See accompanying notes to financial statements

Note 11 – Comprehensive Income (Loss)

The components of comprehensive income (loss), net of related income taxes, are as follows:

	Three months ended March 31,
	2006	2005
		(as restated - Note 2)
Net (loss) income	$(675)	$1,940
Foreign currency translation adjustment	824	(16,232)
Unrealized gain on available-for-sale securities, net of tax	15	14
Minimum pension liability adjustment	—	(22)
Comprehensive income (loss)	$164	$(14,300)

Note 12 – Earnings (Loss) Per Share

The following table summarizes the computations of basic and diluted earnings (loss) per share:

	Three months ended March 31,
	2006	2005
		(as restated - Note 2)

Numerator used in basic and diluted earnings (loss) per common share:
(Loss) Income from continuing operations	$(767)	$1,328
(Loss) Income from discontinued operations, net of tax	(169)	612
Gain on disposal of discontinued operations, net of tax	261	—
Net (loss) income	$(675)	$1,940

Denominator for basic earnings (loss) per share — weighted-averagecommon shares outstanding	50,436	49,237
Net effect of dilutive stock options based on treasury stock method	—	2,577
Denominator for diluted earnings (loss) per share — weighted averagecommon shares outstanding	50,436	51,814

Earnings (loss) per common share, basic:
(Loss) Income from continuing operations	$(0.02)	$0.03
Income (Loss) from discontinued operations, net of tax	0.00	0.01
Gain (Loss) on disposal of discontinued operations, net of tax	0.01	0.00
(Loss) Earnings per common share	$(0.01)	$0.04

Earnings (loss) per common share, diluted:
(Loss) Income from continuing operations	$(0.02)	$0.03
Income (Loss) from discontinued operations, net of tax	0.00	0.01
Gain (Loss) on disposal of discontinued operations, net of tax	0.01	0.00
(Loss) Earnings per common share	$(0.01)	$0.04

Outstanding stock options and unvested restricted shares and RSUs were not included in the computation of earnings (loss) per diluted common share for the three months ended March 31, 2006 because they were anti-dilutive. The number of shares of common stock issuable upon the exercise of stock options and the lapse of restricted shares was 4,872 and 591, respectively, as of March 31, 2006.

Per share amounts may not sum due to rounding differences.

Note 13 – Commitments and Contingencies

Purchase Obligations

As part of the acquisition of Ecole Centrale d’Electronique (“ECE”), the Company committed to purchase the remaining 30% ownership from the sellers on December 31, 2008 for approximately $8,484. The purchase obligation is denominated in Euros, and is subject to foreign currency exchange rate risk on the date of payment.

As part of the acquisition of Institut Francais de Gestion (“IFG”), the Company committed to additional capital contributions, which will increase the Company’s share of ownership. The agreement provides that, no later than July 31, 2006 and July 31, 2007, the Company shall contribute approximately $1,520 and $2,264 resulting in an increase in ownership share of 16% and 23%, respectively. In addition, during the period October through November 2008, the sellers may exercise a put option requiring the Company to purchase the remaining 10% ownership for approximately $970. The purchase obligation is denominated in Euros, and is subject to foreign currency exchange rate risk on the dates of payment.

As a part of the acquisition of Cyprus College, the Company committed to making a contribution of approximately $3,017 between the closing date and three years thereafter. The contributions will fund certain capital projects, if approved and will not alter the relative equity interests. The contribution commitment is denominated in Cypriot Pounds and is subject to foreign currency exchange rate risk on the dates of payment.

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

Additional amounts of contingent consideration are due the sellers of Universidad de Las Americas (“UDLA”) based on operating results for the three years ending December 31, 2006. On the later of March 31, 2006 or 45 days after the Company receives the audited financial statements of Decon, the holding company that controls and operates UDLA, the Company is obligated to the sellers for an amount equal to 60% of six times (i) average recurring EBIT for 2004 and 2005, less (ii) 2000 EBIT; this result is reduced by (iii) 42% of certain specified debt. The Company has received the Decon audited financials and has begun its review of the amount due to the sellers. Excluding adjustments of non-recurring EBIT items and any other negotiated amounts, the Company believes it would be obligated to the sellers for approximately $81,700, although the actual amount will be mutually agreed upon with the sellers. This amount is net of approximately $8,800 of amounts owed to the Company from the sellers related to consideration from a prior acquisition of another university. On the later of March 31, 2007 or 45 days after the Company receives the audited financial statements of Decon, the Company is obligated to the sellers for an amount equal to 20% of four times (i) average recurring EBIT for 2005 and 2006; this result is reduced by (ii) 20% of certain specified debt and (iii), $6,500.  Excluding adjustments of non-recurring EBIT items and any other negotiated amounts as well as including 2006 estimates and projections, the Company would be obligated to the sellers for approximately $18,500. The Company has pledged its shares of Decon as security for its payment obligations to the sellers. The Company cannot dispose of, place any lien on or encumber the shares without the prior approval of the sellers.

Effective April 1, 2008 the minority owners of UDLA have a put right to require the Company to purchase their remaining 20% interest in Decon for a variable purchase price based on 4.5 times average recurring EBIT for certain specified periods. Effective April 1, 2009 the Company has a call right to acquire the remaining 20% interest for a variable purchase price based on 5.0 times average EBIT for certain specified periods.

Effective April 1, 2009 the minority owners of Universidad Andres Bello (“UNAB”) and Academia de Idiomas y Estudios Profesionales (“AIEP”) have a put right to require the Company to purchase their 20% interest for a variable purchase price based on average recurring EBIT for certain specified periods. Effective April 1, 2009 the Company has a call right to acquire this 20% interest under a similar methodology for certain specified periods.

Effective March 1, 2009 the minority owners of Universidade Anhembi Morumbi (“UAM”) have a put right to require the Company to purchase an equity interest of 29% from the minority owners at a variable purchase price based on 4.0 times recurring EBITDA for certain specified periods. Also effective March 1, 2009, the Company has a call right to acquire the same 29% interest from the minority owners for a variable purchase price equal to the greater of 4.0 times recurring EBITDA for certain specified periods or the equivalent per share valuation of the Company’s initial 51% acquisition of UAM, grown at local inflation. Beginning March 1, 2013 and continuing for ten years the minority owners and the Company have similar put and call rights, respectively, on the remaining 20% interest of the minority owners, with the purchase price determined based on a similar formula.

Additional amounts of contingent consideration, not to exceed $10,000, are due the sellers of Laureate Online Education BV equal to four times the average of the audited EBITDA for the calendar years ending December 31, 2006 and 2007.

Guarantees

Subsequent to the June 2003 divestiture of the Company’s K-12 business segments, all leases related to Sylvan Learning Centers were renegotiated or assigned in the name of Educate, Inc. (“Educate”) during the third quarter of 2003. Leases with remaining payments of $5,850 through December 2010 are guaranteed by the Company. Under the terms of the Asset

Purchase Agreement with Educate, the Company is indemnified against any losses suffered as a result of these lease guarantees. During 2004, the Company entered into an agreement to guarantee equipment lease payments owed by Kendall College to Key Equipment Finance. Equipment leases with remaining payments of $4,167 through December 2011 are guaranteed by the Company. The fair value of the guarantees has been recorded as other long-term liabilities in the consolidated balance sheets.

Standby Letters of Credit

The Company has $14,500 outstanding in standby letters of credit. The Company is self-insured for workers compensation and other insurable risks up to predetermined amounts above which third party insurance applies. The Company is contingently liable to insurance carriers under certain of these policies and has provided a letter of credit in favor of the insurance carriers for $1,100. The Company has also issued a standby letter of credit in the amount of $1,400 assuring the collectibility of a line of credit at AIEP, which is being used for working capital purposes. The outstanding balance on the line of credit was $1,987 at March 31, 2006 and is also covered by other guarantees by other affiliated entities. In the first quarter of 2005, the Company issued a $12,000 standby letter of credit in favor of WSI Education S.a.r.l. for a tax indemnification related to the sale of WSI.

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

Note 14 – Business and Geographic Segment Information

The Company is focused exclusively on providing a superior higher education experience to approximately 226,000 students through a leading global network of accredited campus-based and online higher education institutions. The Company’s educational services are offered through three reportable segments:  Latin America, Europe and Laureate Online Education.

The accounting policies of the segments are the same as those described in the significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes, corporate general and administrative expenses, and campus-based overhead expenses.

The Latin America segment consists of ten separately accredited universities and one professional institute, and has operations in Mexico, Chile, Brazil, Peru, Ecuador, Panama, Honduras and Costa Rica. Latin America higher education institutions currently enroll approximately 178,400 students and offer more than 100 degree programs through 42 campuses. The schools primarily serve 18- to 24-year-old students and offer an education that emphasizes career-oriented fields of study with undergraduate and graduate degrees in a wide range of disciplines, including international business, law, health sciences, information technology and engineering.

The Europe segment consists of two accredited universities and eight other accredited post-secondary institutions, and has operations in Spain, Switzerland, France and Cyprus. Europe higher education institutions currently enroll approximately 19,300 students and offer more than 75 degree programs through 9 campuses. The schools primarily serve 18- to 24-year-old students and offer an education that emphasizes career-oriented fields of study with undergraduate and graduate degrees in a wide range of disciplines, including international business, hotel management, health sciences, architecture and engineering.

The Company believes that all of its campus-based higher education institutions benefit from strong academic reputations and brand awareness, and established operating histories. Each school also has flexible, non-tenured, teaching-focused faculty and is led by an experienced local management team.

The Laureate Online Education segment offers undergraduate and graduate degree programs to working professionals through distance learning. Laureate Online Education consists of Walden, Canter, and Laureate Online Education BV, which collectively offer degree programs including education, psychology, health and human services, management, engineering, and information technology. Laureate Online Education institutions currently enroll approximately 28,300 students.

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

The following table sets forth information on the Company’s reportable segments:

Three months ended March 31, 2006	Latin America	Europe	Laureate Online Education	Total
Revenues	$122,501	$59,903	$52,706	$235,110
Segment profit	(2,310)	12,535	4,320	14,545

Three months ended March 31, 2005 (as restated - Note 2)	Latin America	Europe	Laureate Online Education	Total
Revenues	$82,972	$56,243	$39,462	$178,677
Segment profit	(298)	10,404	1,168	11,274

The following tables reconcile the reported information on segment profit to income from continuing operations before income taxes, minority interest, and equity in net loss of affiliates reported in the statements of operations for the three months ended March 31:

	2006	2005
		(as restated - Note 2)
Total profit for reportable segments	$14,545	$11,274
Campus-based segments’ overhead	(4,667)	(2,844)
General and administrative expense	(9,851)	(6,696)
Net non-operating income	5	292
Income from continuing operations before income taxes, minority interest and equity in net loss of affiliates	$32	$2,026

Revenue information of continuing operations by geographic area for the three months ended March 31 is as follows:

	2006	2005
		(as restated - Note 2)
Revenues
Mexico	$70,605	$58,670
United States	48,784	36,582
Spain	30,635	31,573
Brazil	17,951	-
Chile	17,369	13,448
Switzerland	12,302	12,168
France	11,806	12,502
Other foreign countries	25,658	13,734
Consolidated total	$235,110	$178,677

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

For a comprehensive description of the types of risks and uncertainties the Company faces, see Item 1.A. “Risk Factors.” of this Report and of the Company’s Annual Report on Form 10-K/A. Please note the forward-looking statements included in this Report are made only as of the date of this report. The Company assumes no obligation to publicly update any forward-looking statements Investors should not unduly reply on our forward-looking statements when evaluating the information presented in our filing and reports.

Overview

Laureate is focused exclusively on providing a superior higher education experience to approximately 226,000 students through the leading global network of accredited campus-based and online higher education institutions. The Company’s educational services are offered through three separate reportable segments: Campus Based - Latin America (“Latin America”), Campus Based - Europe (“Europe”) and Laureate Online Education. Latin America and Europe own or maintain controlling interests in eleven and ten separately accredited higher education institutions, respectively. The Latin America segment has locations in Mexico, Brazil, Chile, Peru, Ecuador, Panama, Honduras, and Costa Rica. The Europe segment has locations in Spain, Switzerland, France, and Cyprus. The Laureate Online Education segment provides career-oriented degree programs through Walden E-Learning, Inc. (“Walden”), Laureate Education Online BV, and Canter and Associates (“Canter”).

Sale of Business Units

The Company reached a decision in 2005 to sell the operations of a non-strategic business in Europe, accordingly the business was classified as discontinued operations. Also, during the first quarter of 2005, the Company closed the sale of its Wall Street Institute (“WSI”) business. The operations and cash flows of the business components comprising the non-strategic European segment business and WSI were or will be eliminated from ongoing operations as a result of the sale or abandonment and the Company will not have any significant continuing involvement in the operations after the disposal transactions. Therefore, these operations are classified as discontinued operations for all periods. See Note 4 to the consolidated financial statements for more information regarding these transactions.

Critical Accounting Policies

Equity Compensation Plans

The Company has equity-based compensation plans which authorize the granting of various equity-based incentives including stock options, restricted stock and restricted stock units to employees and nonemployee directors. The expense for these equity-based incentives is based on their fair value at date of grant and amortized over their vesting period.

The fair value of each stock option granted is estimated on the date of grant using a closed-form pricing model. The pricing model requires assumptions such as the expected term of the stock option and expected volatility of the Company’s stock over the expected term, which significantly impact the assumed fair value. The Company uses historical data to determine the expected volatility assumption and uses Staff Accounting Bulletin (“SAB”) No. 107 to estimate the expected term of the stock option. In addition, judgment is required in estimating the amount of equity-based awards that are expected to be forfeited. If these pricing model assumptions change significantly for future grants or if forfeiture experience differs from estimates, share-based compensation expense will fluctuate in future years. The fair value of the restricted stock grants is equal to the market price of the Company’s stock at date of grant.

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

The Company also measures its interim income tax provision using Financial Accounting Standards Board Interpretation (“FIN”) No. 18, Accounting for Income Taxes in Interim Periods. FIN No. 18 measures the seasonality of any subsidiary or controlled entity that operates at an annual loss for which no income tax benefit is recognized. This seasonality can cause volatility in the interim effective rates. FIN No. 18, however, has no effect on the Company’s annual effective tax rate.

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

Reportable Segments

The following table is derived from the Company’s consolidated financial statements and represents financial information of the Company’s reportable segments for the three months ended March 31, 2006 and 2005, excluding discontinued operations:

			Laureate
	Latin		Online
	America	Europe	Education	Unallocated	Consolidated
	(in thousands)
2006
Segment revenues	$122,501	$59,903	$52,706	$—	$235,110
Segment direct costs	(124,811)	(47,368)	(48,386)	—	(220,565)
Campus-based segment’s overhead	—	—	—	(4,667)	(4,667)
Segment (loss) profit	(2,310)	12,535	4,320	(4,667)	9,878
General and administrative expenses	—	—	—	(9,851)	(9,851)
Operating (loss) income	$(2,310)	$12,535	$4,320	$(14,518)	$27

2005
Segment revenues	$82,972	$56,243	$39,462	$—	$178,677
Segment direct costs	(83,270)	(45,839)	(38,294)	—	(167,403)
Campus-based segment’s overhead	—	—	—	(2,844)	(2,844)
Segment (loss) profit	(298)	10,404	1,168	(2,844)	8,430
General and administrative expenses	—	—	—	(6,696)	(6,696)
Operating (loss) income	$(298)	$10,404	$1,168	$(9,540)	$1,734

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

Comparison of results for the three months ended March 31, 2006 to results for the three months ended March 31, 2005.

Revenues. Total revenues increased by $56.4 million, or 32%, to $235.1 million for the three months ended March 31, 2006 (the “2006 fiscal quarter”) from $178.7 million for the three months ended March 31, 2005 (the “2005 fiscal quarter”). This revenue increase was driven primarily by increased total enrollment at the Company’s higher education institutions, plus the impact of acquisitions within the last two years.

Latin America revenue for the 2006 fiscal quarter increased by $39.5 million, or 48%, to $122.5 million compared to the 2005 fiscal quarter. Enrollment increases of 16.6% in schools owned in both fiscal quarters added revenues of $13.7 million over the 2005 fiscal quarter, and acquisitions within the last 12 months contributed additional revenue of $21.3 million. For schools owned in both fiscal quarters, the Company increased local currency tuition by a weighted average of 5.6%, which served to increase revenues by $5.1 million. Each institution in the segment offers tuitions at various prices based upon the degree program. For the 2006 fiscal quarter, the effects of enrollments at varying price points (“product mix”) resulted in a $5.7 million reduction in revenue compared to the 2005 fiscal quarter. The effects of currency translation increased revenues by $5.1 million, primarily due to the stronger Mexican Peso relative to the U.S. Dollar. Latin America revenue represented 52% of total revenues for the 2006 fiscal quarter, and 46% of total revenues for the 2005 fiscal quarter.

Europe revenue for the 2006 fiscal quarter increased by $3.7 million, or 7%, to $59.9 million compared to the 2005 fiscal quarter. Enrollment increases of 4.1% in schools owned in both fiscal quarters saw an increase in revenues of $2.5 million over the 2005 fiscal quarter, and acquisitions within the last 12 months contributed additional revenue of $5.1 million. For schools owned in both fiscal quarters, the Company increased local currency tuition by a weighted average of 2.9%, which served to increase revenues by $2.0 million. Each institution in the segment offers tuitions at various prices based upon degree or certificate program. For the 2006 fiscal quarter, the effects of product mix resulted in a $0.8 million reduction in revenue compared to the 2005 fiscal quarter, primarily due to lower-priced post-graduate enrollment growth in Spain exceeding undergraduate enrollment growth. The effects of currency translation decreased revenues by $5.1 million, due to the weakening of the Euro and Swiss Franc against the U.S. Dollar. Europe revenue represented 26% of total revenues for the 2006 fiscal quarter, and 32% of total revenues for the 2005 fiscal quarter.

Laureate Online Education revenue increased by $13.2 million, or 34%, to $52.7 million for the 2006 fiscal quarter compared to the 2005 fiscal quarter. Enrollment increases of 23%, added revenues of $7.4 million. Tuition increases accounted for $1.4 million of additional revenues, and other factors, primarily a favorable change in degree program mix, added $4.4 million. Laureate Online Education revenue represented 22% of total revenues for both the 2006 fiscal quarter, and the 2005 fiscal quarter.

Direct Costs. Total direct costs of revenues increased $55.0 million, or 32%, to $225.2 million for the 2006 fiscal quarter from $170.2 million for the 2005 fiscal quarter. Direct costs were 96% of total revenues in the 2006 fiscal quarter and 95% of total revenues in the 2005 fiscal quarter.

Latin America direct costs increased by $41.5 million to $124.8 million, or 102% of Latin America revenue for the 2006 fiscal quarter, compared to $83.3 million or 100% of Latin America revenue for the 2005 fiscal quarter. An increase of $14.8 million in expenses reflected higher expenses due to increased enrollments and expanded operating activities compared to the 2005 fiscal quarter. Acquired businesses increased expenses by $20.8 million. For the 2006 fiscal quarter, the effects of currency translations increased expenses by $5.9 million, primarily due to the strengthening of the Chilean Peso and Mexican Peso against the U.S. Dollar.

Europe direct costs increased by $1.5 million to $47.3 million, or 79% of Europe revenue for the 2006 fiscal quarter, compared to $45.8 million, or 82% of Europe revenue for the 2005 fiscal quarter. Higher enrollments and expanded operations at the higher education institutions compared to the 2005 fiscal quarter increased expenses by $1.9 million, and acquired businesses increased expenses by $3.6 million. For the 2006 fiscal quarter, the effects of currency translations decreased expenses by $4.0 million, due to the weakening of the Euro and Swiss Franc against the U.S. Dollar.

Campus-based segments overhead expense increased by $1.9 million to $4.7 million for the 2006 fiscal quarter, compared to $2.8 million for the 2005 fiscal quarter. The increase is primarily attributable to the equity-based compensation including the impact of expensing of stock options of $0.4 million under Statement of Financial Accounting Standard (“SFAS”) No. 123R, Share-Based Payment. In addition, professional fees, payroll and management travel expenses increased in support of the growth of the Company’s international operations.

Laureate Online Education direct costs increased by $10.1 million to $48.4 million, or 92% of Laureate Online Education revenue for the 2006 fiscal quarter, compared to $38.3 million, or 97% of Laureate Online Education revenue for the 2005 fiscal quarter. The 5% reduction in costs as a percentage of revenue is primarily due to achieving increased operating efficiencies that resulted from scale.

General and Administrative Expenses. General and administrative expenses increased by $3.2 million to $9.9 million for the 2006 fiscal quarter from $6.7 million for the 2005 fiscal quarter. The increase in expenses was primarily due to higher payroll and other employee related costs resulting from increased headcount, professional fees and travel expenses to support the rapid growth in the Company’s global operations. In addition, there was an increase in equity-based compensation including the impact of expensing stock options of $0.4 million under SFAS No. 123R.

Non-Operating Income/Expenses. Non-operating income/expenses decreased to break even for the 2006 fiscal quarter from income of $0.3 million in the 2005 fiscal quarter.

Interest and other income increased $1.3 million to $3.7 million from $2.4 million in the 2005 fiscal quarter, primarily due to additional interest income earned of $0.8 million by subsidiaries acquired after March 31, 2005 as well as interest earned of $0.3 million on notes receivable from the disposition of the Wall Street Institute (“WSI”) business in the first quarter of 2005.

Interest expense increased $1.2 million primarily due to debt balances entered into and assumed in connection with the Company’s 2005 acquisitions.

Income Taxes. The Company has operations in multiple countries, many of which have statutory tax rates lower than the United States. Approximately 79% of the Company’s revenues are generated outside the United States. The Company’s effective tax rate from continuing operations was 728.1% and 11.2% for the three months ended March 31, 2006 and 2005, respectively. For the three months ended March 31, 2006, the effective rate includes the impact of Financial Accounting Standards Board Interpretation (“FIN”) No. 18. FIN No. 18 only applies to interim periods, and has no effect on the Company’s annual effective rate. The Company’s effective rate for the three months ended March 31, 2006, excluding the impact of FIN No. 18 was 9.0%, which is the Company’s forecasted annual effective tax rate for 2006. For the period ended March 31, 2005, the Company’s effective tax rate was 11.2%, and the impact of FIN No. 18 was immaterial. The forecasted effective tax rate for 2006 decreased from the 2005 effective tax rate due to the impact of recent acquisitions in lower taxed jurisdictions and foreign tax planning implemented during the first quarter of 2006.

Liquidity and Capital Resources

Cash provided by operations was $64.1 million for the first quarter of 2006, an increase of $19 million from $45.1 million for the first quarter of 2005. This increase was caused by several factors which offset a $2.6 million decrease in net income for the first quarter of 2006 as compared to the first quarter of 2005. Adjustments for significant non-cash income and expense included a $3.2 million increase in depreciation and amortization and a $2.7 million increase in equity-based compensation, which includes the impact of expensing stock options, in the first quarter of 2006. The operating assets and liabilities changed $15.9 million to a source of cash of $48.9 million in the first quarter of 2006 compared to a source of cash of $33.0 million in the first quarter of 2005.

Cash used in investing activities decreased $10.0 million from $40.8 million for the first quarter of 2005 to $30.8 million for the first quarter of 2006. Purchases of property and equipment were $17.6 million higher in the first quarter of 2006 than in the first quarter of 2005. Non-recurring activities taking place in the first quarter of 2005 included $12.7 million in net proceeds from sales of discontinued operations relating to WSI, and $26.3 million in payments made for acquisitions and deferred considerations. In addition, purchases of available-for-sale securities decreased $6.7 million and proceeds from sales of securities increased $2.7 million in the first quarter of 2006 compared to the first quarter of 2005.

Cash provided by financing activities increased $19.2 million to $4.4 million in the first quarter of 2006 from cash used in financing activities of $14.8 million in the first quarter of 2005. The most significant components of this change are a net increase in the proceeds from the exercise of stock options of $12.0 million and a decrease of $4.8 million in net payments on long term debt.

The foreign currency effect on the cash balances resulted in a decrease of ($0.2) million to ($1.2) million in the first quarter of 2006 from ($1.0) in the first quarter of 2005.

In the fourth quarter of 2005, the Company entered into a 364-day, $120.0 million Credit Agreement (the “Agreement”) with Bank of America, N.A. (“Bank of America”). The Agreement has a material covenant, which states that the Company is limited in total net debt, defined as debt minus unrestricted cash, to 2.5 times consolidated EBITDA, as defined. The following subsidiaries of the Company are guarantors under the Agreement: Walden E-Learning, Inc., Walden University, Inc., The Canter Group of Companies, and Canter and Associates, Inc. The outstanding balance on the line of credit was $25.0 million at March 31, 2006. The Company is in compliance with its covenant requirements as of March 31, 2006.

The Company anticipates that cash flow from operations, available cash and existing credit facilities will be sufficient to meet its recurring operating requirements. The Company will require additional liquidity in order to meet certain obligations, including contingent consideration paid to minority owners of its institutions and tax settlement obligations.  Additionally, the Company continues to examine opportunities in the educational services industry for potential synergistic acquisitions, which will require additional liquidity. In order to meet certain obligations and strategic goals, the Company is considering the issuance of secured and unsecured debt as well as equity instruments in order to meet additional commitments.

Contractual Obligations and Contingent Matters

The following tables reflect the Company’s contractual obligations and other commercial commitments as of March 31, 2006:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Due in less than 1 year	Due in 1-3 years	Due in 4-5 years	Due after 5 years
Long-term debt (1)	$149,064	$50,741	$40,622	$16,735	$40,966
Interest payments (7)	26,622	8,195	11,645	3,567	3,215
Operating leases (8)	428,298	41,628	120,876	69,989	195,805
Due to shareholders of acquired companies	63,031	18,996	32,477	1,400	10,158
Other long term liabilities (2,6)	3,548	3,548	-	-	-
Total contractual cash obligations	$670,563	$123,108	$205,620	$91,691	$250,144

	Amount of Commitment Expiration Per Period (in thousands)
Commercial Commitments	Total Amounts Committed	Due in less than 1year	Due in 1-3 years	Due in 4-5 years	Due after 5 years
Guarantees (3)	$10,016	$3,816	$4,848	$1,352	$—
Purchase Obligations(4)	16,254	1,520	14,734	—	—
Standby letters of credit (5)	14,500	14,500	—	—	—
Total commercial commitments	$40,770	$19,836	$19,582	$1,352	$—

(1) On October 26, 2005, the Company entered into a 364-day, $120.0 million Credit Agreement (the “Agreement”) with Bank of America, N.A. (“Bank of America”) and certain other parties. The Agreement expires on October 25, 2006 and is comprised of two tranches: Tranche A for $90.0 million and Tranche B for $30.0 million. Tranche B has a $20.0 million sublimit for standby letters of credit. The Agreement effectively supercedes the existing $30.0 million Credit Agreement dated June 30, 2003 by incorporating it as Tranche B in the Agreement. The outstanding balance on the line of credit was $25.0 million at March 31, 2006. Individual units within campus-based operations have unsecured lines of credit, which total $43.1 million, primarily for working capital purposes. The aggregate outstanding balance on the campus-based segments’ lines of credit was $13.8 million at March 31, 2006, which is included in the current portion of long-term debt. The weighted average short term borrowing rates were 5.8% and 5.1% at March 31, 2006 and March 31, 2005 respectively.

(2) In connection with the sale of substantially all of the Company’s K-12 segments to Educate, the Company entered into a three-year management service agreement with Educate. Under the terms of the agreement, Educate will provide certain support services, including, specified accounting, benefits, IT, human resources, purchasing and payroll services to Laureate. Conversely, Laureate will provide certain support services, primarily in the areas of tax and treasury, to Educate. The agreement is based on a fixed-fee, adjusted as appropriate based on increases to predetermined service volumes. The net fee due to Educate prior to June 30, 2006 is $0.9 million.

(3) Subsequent to the divestiture of the K-12 segments, all leases related to Sylvan Learning Centers acquired by Educate were renegotiated or assigned in the name of Educate during the third quarter of 2003. Leases with remaining payments of $5.8 million through December 2010 are guaranteed by the Company. Under the terms of the Asset Purchase Agreement with Educate, the Company is indemnified against any losses suffered as a result of these lease guarantees. During 2004, the Company entered into an agreement to guarantee lease payments owed by Kendall College to Key Equipment Finance. Leases with remaining payments of $4.2 million through December 2011 are guaranteed by the Company under this agreement.

(4) As part of the acquisition of Ecole Centrale d’Electronique (“ECE”), the Company committed to purchase the remaining 30% ownership from the sellers on December 31, 2008 for approximately $8.5 million. The agreement is denominated in Euros, and is subject to foreign currency exchange rate risk on the date of payment. As part of the acquisition of Institut Francais de Gestion (“IFG”), the Company committed to additional capital contributions, which will increase the Company’s share of ownership. The agreement provides that, no later than July 31, 2006 and July 31, 2007, the Company shall contribute approximately $1.5 million and $2.3 million resulting in an increase in ownership share of 16% and 23%, respectively. In addition, during the period October through November 2008, the sellers may exercise a put option requiring the Company to purchase the remaining 10% ownership for approximately $1.0 million. The agreement is denominated in Euros, and is subject to foreign currency exchange rate risk on the dates of payment. As part of the acquisition of Cyprus College, the Company committed to making a contribution of approximately $3.0 million between the closing date and three years thereafter. The contributions will fund certain capital projects, if approved, and will not alter the relative equity interests. The contribution commitment is denominated in Cypriot Pounds and is subject to foreign currency exchange rate risk on the dates of payment.

(5) The Company has approximately $14.5 million outstanding in standby letters of credit. The Company is self-insured for workers compensation and other insurable risks up to predetermined amounts above which third party insurance applies. The Company is contingently liable to insurance carriers under certain of these policies and has provided a letter of credit in favor of the insurance carriers for approximately $1.1 million. The Company has also issued a standby letter of credit in the amount of $1.4 million assuring the collectibility of a line of credit at AIEP, which is being used for working capital purposes. The outstanding balance on the Academia de Idiomas y Estudios Profesionales (“AIEP”) line of credit was $2.0 million at March 31, 2006. In the first quarter of 2005, the Company issued a $12.0 million standby letter of credit in favor of WSI Education S.a.r.l. for a tax indemnification related to the sale of WSI.

(6) Under terms of note agreements with Kendall College (“Kendall”), the Company has committed to providing total additional funding to Kendall of up to $2.6 million. In the event the Company does not exercise its agreement to acquire Kendall, Kendall is obligated to enter into a lease agreement with the Company beginning July 21, 2006 to lease office space. The lease commitment specifies a term of 36 months and annual rent of $1.0 million.

(7) Interest payments for variable rate long-term debt were calculated using the variable interest rate at March 31, 2006.

(8) In February 2006, the company entered into a 15-year, approximately 140,000 square foot lease with Harbor East Parcel B—Commercial, LLC (the “Landlord”). The lease has a 10-year non-cancellable lease term commencing in the first quarter of 2007. Upon completion, the leased facility will become the company’s corporate headquarters.

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

Additional amounts of contingent consideration are due the sellers of Universidad de Las Americas (“UDLA”) based on operating results for the three years ending December 31, 2006. On the later of March 31, 2006 or 45 days after the Company receives the audited financial statements of Decon, the holding company that controls and operates UDLA, the Company is obligated to the sellers for an amount equal to 60% of six times (i) average recurring earnings before interest and income taxes (“EBIT”) for 2004 and 2005, less (ii) 2000 EBIT; this result is reduced by (iii) 42% of certain specified debt. The Company has received the Decon audited financials and has begun its review of the amount due to the sellers. Excluding adjustments of non-recurring EBIT items and any other negotiated amounts, the Company believes it would be obligated to the sellers for approximately $81.7 million, although the actual amount will be mutually agreed upon with the  sellers. This amount is net of approximately $8.8 million of amounts owed to the Company from the sellers related to consideration from a prior acquisition of another university. On the later of March 31, 2007 or 45 days after the Company receives the audited financial statements of Decon, the Company is obligated to the sellers for an amount equal to 20% of four times (i) average recurring EBIT for 2005 and 2006; this result is reduced by (ii) 20% of certain specified debt and (iii), $6.5 million. Excluding adjustments of non-recurring EBIT items and any other negotiated amounts as well as including 2006 estimates and projections, the Company would be obligated to the sellers for approximately $18.5 million. The Company has pledged its shares of Decon, the holding company that controls and operates UDLA, to satisfy its payment obligations to the sellers. The Company cannot dispose of, place any lien on or encumber the shares without the prior approval of the sellers.

Effective April 1, 2008, the minority owners of UDLA have a put right to require the Company to purchase their remaining 20% interest in Decon for a variable purchase price based on 4.5 times average recurring EBIT for certain specified periods. Effective April 1, 2009, the Company has a call right to acquire the remaining 20% interest for a variable purchase price based on 5.0 times average EBIT for certain specified periods.

Effective April 1, 2009, the minority owners of Universidad Andres Bello (“UNAB”) and AIEP have a put right to require the Company to purchase their 20% interest for a variable purchase price based on average recurring EBIT for certain specified periods. Effective April 1, 2009, the Company has a call right to acquire this 20% interest under a similar methodology for certain specified periods.

Effective March 1, 2009, the minority owners of Universidade Anhembi Morumbi (“UAM”) have a put right to require the Company to purchase an equity interest of 29% from the minority owners at a variable purchase price based on 4.0 times recurring EBITDA for certain specified periods. Also effective March 1, 2009, the Company has a call right to acquire the same 29% interest from the minority owners for a variable purchase price equal to the greater of 4.0 times recurring EBITDA for certain specified periods or the equivalent per share valuation of the Company’s initial 51% acquisition of UAM, grown at local inflation. Beginning March 1, 2013 and continuing for ten years the minority owners and the Company have similar put and call rights, respectively, on the remaining 20% interest of the minority owners, with the purchase price determined based on a similar formula.

Additional amounts of contingent consideration, not to exceed $10.0 million, are due the sellers of Laureate Online Education BV equal to four times the average of the audited EBITDA for the calendar years ending December 31, 2006 and 2007.

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

Foreign Currency Risk

The Company derives approximately 79% of its revenues from students outside the United States. This business is transacted through a network of international subsidiaries, generally in the local currency that is considered the functional currency of that foreign subsidiary. Expenses are also incurred in the foreign currencies to match revenues earned, which minimizes the Company’s exchange rate exposure to operating margins. A hypothetical 10% adverse change in average  foreign currency exchange rates would have decreased operating income and cash flows for the 2006 fiscal quarter by $0.2 million. The Company generally views its investment in most of its foreign subsidiaries as long-term. The effects of a change in foreign currency exchange rates on the Company’s net investment in foreign subsidiaries are reflected in other comprehensive income (loss) on the Company’s balance sheets. A 10% depreciation in functional currencies relative to the U.S. dollar would have resulted in a decrease in the Company’s net investment in foreign subsidiaries of approximately $69.2 million at March 31, 2006.

The Company occasionally enters into foreign exchange forward contracts to reduce the earnings impact of non-functional currency denominated receivables. The primary business objective of such activity is to protect the U.S. dollar value of the Company’s assets and future cash flows with respect to exchange rate fluctuations. At March 31, 2006, the Company had one forward contract with an expiration date in 2009. The gains and losses on these contracts are deferred in accumulated other comprehensive income until the changes in the underlying financial instruments are recorded in the income statement. At that time, the deferred gains and losses will be reclassified from accumulated other comprehensive income on the balance sheet to the income statement.

Interest Rate Risk

The Company holds its cash and cash equivalents in high quality, short-term, fixed income securities. Consequently, the fair value of the Company’s cash and cash equivalents would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due to the short-term nature of the Company’s portfolio. The Company’s revolving credit facility bears interest at variable rates, and the fair value of this instrument is not significantly affected by changes in market interest rates. A 100 basis point decrease in interest rates would have decreased net interest income for the 2005 fiscal quarter by $0.5 million.

The table below provides information about the Company’s financial instruments that are sensitive to changes in interest rates. The table presents cash flows of weighted-average interest rates and principal payments for the following years ending March 31. The fair value of the debt below approximates book value.

Total debt and due to shareholders of acquired companies (in millions of US dollars):	2007	2008	2009	2010	2011	Thereafter	Total
	(in millions)
Fixed rate (Chilean peso)	$16.7	$22.5	$3.0	$0.1	$0.1	$0.3	$42.7
Average interest rate	6.2%	6.1%	5.7%	8.5%	8.5%	8.5%	—
Fixed rate (Swiss franc)	4.0	2.2	2.2	2.2	2.2	22.7	35.5
Average interest rate	2.1%	2.2%	2.3%	2.5%	2.7%	3.0%	—
Fixed rate (Euro)	2.3	2.2	2.1	3.6	2.1	11.0	23.3
Average interest rate	4.7%	4.7%	4.7%	4.6%	4.5%	4.5%	—
Fixed rate (Brazilian Real)	5.3	4.9	4.9	—	—	—	15.1
Average interest rate	0.0%	0.0%	0.0%	—	—	—	—
Fixed rate (Honduran Lempira)	0.3	0.4	0.5	1.9	0.7	10.9	14.7
Average interest rate	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	—
Fixed rate (other)	4.3	—	—	—	—	—	4.3
Average interest rate	5.9%	—	—	—	—	—	—
Variable rate (Chilean peso)	6.6	1.8	1.5	1.4	1.4	1.2	13.9
Average interest rate	7.3%	7.1%	7.2%	7.4%	7.7%	8.2%	—
Variable rate (Swiss franc)	0.2	—	—	—	—	5.4	5.6
Average interest rate	3.9%	—	—	—	—	3.9%	—
Variable rate (Euro)	1.8	1.1	0.6	0.6	0.6	3.1	7.8
Average interest rate	3.5%	3.4%	3.4%	3.4%	3.4%	3.4%	—
Variable rate (Cypriot pound)	0.8	1.1	1.1	1.1	1.1	4.0	9.2
Average interest rate	6.0%	6.0%	6.0%	6.0%	6.0%	6.0%	—
Variable rate (Mexican Peso)	1.1	0.9	0.8	1.8	—	—	4.6
Average interest rate	2.1%	1.2%	1.1%	0.6%	—	—	—
Variable rate (other)	26.3	2.2	2.1	2.1	1.2	1.3	35.2
Average interest rate	7.3%	10.0%	10.0%	10.0%	10.0%	10.0%	—

The weighted-average interest rates for the variable debt were calculated using the interest rate in effect as of March 31, 2006 for each debt instrument.

Investment Risk

        The Company has an investment portfolio that includes short-term investments in available-for-sale debt and equity securities. The Company’s investment portfolio is exposed to risks arising from changes in these investment values.

All the potential impacts noted above are based on sensitivity analysis performed on the Company’s financial position at March 31, 2006. Actual results may differ materially.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the chief executive officer and the principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2006. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Act of 1934, including in this Quarterly Report on Form 10-Q is appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the chief executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based on that evaluation, the chief executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as of March 31, 2006.

Changes in Internal Control over Financial Reporting

The Company’s management, including the chief executive officer and principal financial officer, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the quarterly period ended March 31, 2006.

As previously disclosed in our Annual Report on Form 10-K/A, as of December 31, 2005, the Company identified a material weakness pertaining to insufficient controls over the accounting for income taxes as there was insufficient review of detailed analyses and supporting documentation by management with appropriate knowledge of income tax accounting, which resulted in an error in previously issued interim financial statements. As a result of this assessment the Company has implemented several improvements in an overall program to remediate the material weakness. During the quarter ended March 31, 2006, the Company conducted a complete review of the internal control structure for all tax processes and has implemented revisions to its reviews and controls of routine and non-routine transactions. The Company also substantially reduced its involvement in providing tax services to former subsidiaries of the Company under a shared services agreement. The Company continues to improve its documentation and standardization of tax related matters. The Company also remains focused on increasing the quality and the depth of its tax resources, internally and externally. Each of these corrective actions constitutes a change in the Company’s internal controls. No other changes were made in the Company’s internal controls during the first quarter of 2006 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not currently a party to any litigation that management believes to be material.

Item 1A. Risk Factors

There has been no material change in the information provided in Item 1A of the Form 10-K/A Annual Report for 2005.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the first quarter of 2006.

Item 5.    Other Information

None.

Item 6.    Exhibits

(a)   Exhibits filed with this report:

Exhibit Number	Description
3.1*	Articles of Amendment and Restatement of the Charter (Exhibit to the Company’s Registration Statement on Form S-1) (Registration No. 33-69558))
3.2*	Amended and Restated Bylaws dated September 27, 1996 (Exhibit to the Company’s Form 10-K filed March 31, 1997)
3.3*	Amendment to By-Laws as of December 31, 1999 (Exhibit to the Company’s Current Report on Form 8-K dated December 13, 1999)
18.01	Letter Regarding Change in Accounting Principle (a)
31(i).01	Certification of Douglas L. Becker pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (a)
31(i).02	Certification of Rosemarie Mecca pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (a)
32.01	Certification of Douglas L. Becker pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (b)
32.02	Certification of Rosemarie Mecca pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (b)

*                    Incorporated by reference

(a)             Filed herewith

(b)            Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 10, 2006.

LAUREATE EDUCATION, INC.
(Registrant)

By:	/s/ Rosemarie Mecca
Rosemarie Mecca
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)