Form 10-Q
period 2006-06-30
LAUREATE EDUCATION, INC.
filed 2006-08-04
CIK 912766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒           Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2006 or

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

The registrant had 51,390,469 shares of Common Stock, par value [$.01] per share, outstanding as of July 31, 2006.

INDEX

		Page No.
PART I. - FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets — June 30, 2006 and December 31, 2005	1

	Consolidated Statements of Operations — Three-months ended June 30, 2006 and June 30, 2005	3

	Consolidated Statements of Operations — Six-months ended June 30, 2006 and June 30, 2005	4

	Consolidated Statements of Cash Flows — Six-months ended June 30, 2006 and June 30, 2005	5

	Notes to Consolidated Financial Statements — June 30, 2006	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4.	Controls and Procedures	36

PART II. - OTHER INFORMATION

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3.	Defaults Upon Senior Securities	37

Item 4.	Submission of Matters to a Vote of Security Holders	37

Item 5.	Other Information	38

Item 6.	Exhibits	39

SIGNATURES		10

i

LAUREATE EDUCATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollar and share amounts in thousands, except per share data)

	June 30,	December 31,
	2006	2005
	(unaudited)	(as restated - Note 2)
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$113,859	$105,106
Available-for-sale securities	5,274	4,768

Receivables:
Accounts receivable	143,740	181,211
Notes receivable	104,901	104,880
Other receivables	15,197	14,208
	263,838	300,299
Allowance for doubtful accounts	(45,186)	(39,006)
	218,652	261,293

Inventory	5,448	5,282
Deferred income taxes	18,251	16,978
Income tax receivable	1,645	2,373
Prepaid expenses and other current assets	25,336	17,836
Total current assets	388,465	413,636

Notes receivable, less current portion, net of allowance of $9,106 and $9,328 at June 30, 2006 and December 31, 2005, respectively	86,315	83,813

Property and equipment:
Land	115,537	101,993
Buildings	302,104	256,941
Construction in-progress	49,220	40,856
Furniture, computer equipment and software	249,243	223,143
Leasehold improvements	87,146	81,336
	803,250	704,269
Accumulated depreciation and amortization	(154,735)	(130,332)
	648,515	573,937

Goodwill	416,899	412,215
Other intangible assets:
Tradenames and accreditations	216,373	215,112
Other intangible assets, net of accumulated amortization of $16,654 and $14,397 at June 30, 2006 and December 31, 2005, respectively	5,229	7,163
	638,501	634,490

Deferred income taxes	29,381	25,760
Deferred costs, net of accumulated amortization of $16,696 and $14,041 at June 30, 2006 and December 31, 2005, respectively	21,205	21,935
Other assets	22,784	19,651
Net assets of discontinued operations	—	2,906
Total assets	$1,835,166	$1,776,128

	June 30,	December 31,
	2006	2005
	(unaudited)	(as restated - Note 2)
		(unaudited)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$37,681	$30,078
Accrued expenses	58,750	50,739
Accrued compensation and benefits	62,617	55,724
Deferred revenue	233,261	273,030
Current portion of long-term debt	59,460	63,044
Current portion of due to shareholders of acquired companies	23,428	18,737
Income tax payable	27,041	31,615
Deferred income taxes	28,880	28,644
Other current liabilities	2,397	3,543
Total current liabilities	533,515	555,154

Long-term debt, less current portion	114,710	99,997
Due to shareholders of acquired companies, less current portion	29,087	46,686
Deferred income taxes	2,759	583
Other long-term liabilities	24,213	22,876
Total liabilities	704,284	725,296

Commitments and contingent liabilities	—	—

Minority interest	89,280	72,354

Stockholders’ equity:
Preferred stock, par value $.01 per share — authorized 10,000 shares, no shares issued and outstanding as of June 30, 2006 and December 31, 2005	—	—
Common stock, par value $.01 per share — authorized 90,000 shares, issued and outstanding shares of 51,353 and 49,861 as of June 30, 2006 and December 31, 2005, respectively	514	499
Additional paid-in capital	528,357	503,791
Retained earnings	473,033	435,735
Accumulated other comprehensive income	39,698	38,453
Total stockholders’ equity	1,041,602	978,478

Total liabilities and stockholders’ equity	$1,835,166	$1,776,128

See accompanying notes to financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Dollar amounts in thousands, except per share data)

	Three months ended June 30,
	2006	2005
		(as restated - Note 2)
	(Unaudited)

Revenues	$303,119	$226,969

Costs and expenses
Direct costs	234,718	176,559
General and administrative expenses	11,420	5,800
Total costs and expenses	246,138	182,359

Operating income	56,981	44,610

Other income (expense)
Gain on sale of Chancery Software, Ltd.	9,322	—
Interest and other income	4,282	3,273
Interest expense	(3,142)	(2,703)
Foreign currency exchange loss	(203)	(936)
	10,259	(366)
Income from continuing operations before income taxes, minority interest, and equity in net loss of affiliates	67,240	44,244
Income tax expense	(12,134)	(4,955)
Minority interest in income of consolidated subsidiaries, net of tax	(14,345)	(7,865)
Equity in net loss of affiliates, net of tax	(102)	(114)

Income from continuing operations	40,659	31,310
(Loss) Income from discontinued operations, net of income tax expense of $314 in 2006 and $0 in 2005	(1,504)	3
Loss from disposal of discontinued operations, net of income tax benefit (expense of $415 in 2006 and ($10,531) in 2005	(1,182)	(9,751)

Net income	$37,973	$21,562

Earnings per common share, basic:
Income from continuing operations	$0.79	$0.63
Net income	$0.74	$0.44

Earnings per common share, diluted:
Income from continuing operations	$0.77	$0.60
Net income	$0.72	$0.42

See accompanying notes to financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Dollar amounts in thousands, except per share data)

	Six months ended June 30,
	2006	2005
		(as restated - Note 2)
	(Unaudited)

Revenues	$538,229	$405,646

Costs and expenses
Direct costs	459,950	346,806
General and administrative expenses	21,271	12,496
Total costs and expenses	481,221	359,302

Operating income	57,008	46,344

Other income (expense)
Gain on sale of Chancery Software, Ltd.	9,322	—
Interest and other income	8,004	5,689
Interest expense	(6,748)	(5,076)
Foreign currency exchange loss	(314)	(687)
	10,264	(74)
Income from continuing operations before income taxes, minority interest, and equity in net loss of affiliates	67,272	46,270
Income tax expense	(12,367)	(5,182)
Minority interest in income of consolidated subsidiaries, net of tax	(14,802)	(8,246)
Equity in net loss of affiliates, net of tax	(211)	(204)

Income from continuing operations	39,892	32,638
(Loss) Income from discontinued operations, net of income tax (expense) benefit of $(314) in 2006 and $285 in 2005	(1,673)	615
Loss from disposal of discontinued operations, net of income tax benefit (expense) of $991 in 2006 and $(10,531) in 2005	(921)	(9,751)

Net income	$37,298	$23,502

Earnings per common share, basic:
Income from continuing operations	$0.78	$0.66
Net income	$0.73	$0.48

Earnings per common share, diluted:
Income from continuing operations	$0.75	$0.63
Net income	$0.71	$0.45

See accompanying notes to financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

	Six Months Ended June 30,
	2006	2005
		(as restated - Note 2)
	(Unaudited)
Operating activities
Net income	$37,298	$23,502
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	23,408	17,636
Amortization	6,367	6,816
Loss on disposal of discontinued operations	921	9,751
Gain on sale of Chancery Software, Ltd.	(9,322)	—
Non-cash stock compensation expense	6,711	1,194
Minority interest in consolidated subsidiaries	14,802	8,246
Equity in net loss of affiliates	211	204
Deferred income taxes	(4,558)	(8,585)
Other non-cash items	(2,076)	(1,587)
Changes in operating assets and liabilities:
Receivables	49,549	34,000
Income tax receivable	1,241	15,676
Inventory, prepaid expenses and other current assets	(7,855)	(3,722)
Accounts payable and accrued expenses	19,142	(1,366)
Income tax payable	(4,504)	(8,413)
Deferred revenue and other current liabilities	(35,508)	(24,305)
Net cash provided by operating activities	95,827	69,047

Investing activities
Purchase of available-for-sale securities	(4,943)	(25,144)
Proceeds from sales or maturity of available-for-sale securities	4,512	11,640
Purchase of property and equipment, net	(85,867)	(44,126)
Proceeds from sales of discontinued operations, net of cash sold	—	12,654
Cash loaned in exchange for notes receivable	(3,123)	(4,233)
Proceeds from repayment of notes receivable	261	—
Cash paid for acquisitions, net of cash acquired	—	(5,996)
Payment of deferred consideration for prior period acquisitions	(10,440)	(25,232)
Expenditures for deferred costs	(2,068)	(5,048)
Change in other long-term assets	571	(403)
Net cash used in investing activities	(101,097)	(85,888)

Financing activities
Proceeds from exercise of options	17,862	8,536
Proceeds from issuance of long-term debt	63,240	47,775
Payments on long-term debt	(69,043)	(67,665)
Change in other long-term liabilities	1,876	(1,377)
Net cash provided by (used in) financing activities	13,935	(12,731)
Effects of exchange rate changes on cash	88	(923)

Net change in cash and cash equivalents	8,753	(30,495)
Cash and cash equivalents at beginning of period	105,106	116,261
Cash and cash equivalents at end of period	$113,859	$85,766

See accompanying notes to financial statements.

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollar and share amounts in thousands, except per share data)

Note 1 - Description of Business and Basis of Presentation

The accompanying unaudited consolidated financial statements of Laureate Education, Inc. and subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  These financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended December 31, 2005, included in the Company’s Annual Report on Form 10-K/A.  Operating results for the three- and six-month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.  The traditional semester programs in the education industry, with a summer break, result in significant seasonality in the operating results of the Company.  The consolidated balance sheet at December 31, 2005 has been restated to reflect the retrospective application of the Company’s change in revenue recognition policies effective January 1, 2006 as described in Note 2.  In addition, it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  Certain amounts previously reported for 2005, including certain current and non-current notes receivable and deferred revenue balances, have been reclassified to conform to the 2006 presentation.

The Company is focused exclusively on providing a superior higher education experience to approximately 228,500 students through a leading global network of accredited campus-based and online universities and higher education institutions (“higher education institutions”).  The Company’s educational offerings are delivered through three separate reportable segments: Campus Based - Latin America (“Latin America”), Campus Based - Europe (“Europe”) and Laureate Online Education.  The campus-based segments of Latin America and Europe own or maintain controlling interests in eleven and ten separately accredited higher education institutions, respectively. The Latin America segment has locations in Mexico, Chile, Brazil, Peru, Ecuador, Honduras, Panama, and Costa Rica.  The Europe segment has locations in Spain, Switzerland, France, and Cyprus.  The Laureate Online Education segment provides career-oriented degree programs to working adult students through Walden E-Learning, Inc. (“Walden”), Laureate Online Education BV, and Canter and Associates (“Canter”).

Note 2 — Significant Accounting Policies

Revenue Recognition and Accounting Change

Effective January 1, 2006, the Company made a voluntary preferential change in its revenue recognition policies regarding semester-based tuition for its campus-based universities.  The universities now recognize tuition revenue ratably on a weekly straight-line basis over each academic session instead of the previously used monthly straight-line basis. This change was made to improve transparency and the correlation between the Company’s enrollments, revenues, and actual academic calendars. Tuition revenue is reported net of scholarships and other discounts. Tuition paid in advance or unpaid and unearned tuition included in accounts receivable is recorded as deferred revenue.

All other revenue is recognized as earned over the appropriate service period, including the Company’s online business. Dormitory revenues are recognized over the occupancy period.  Revenue from the sale of educational products is generally recognized when shipped and collectibility is reasonably assured.

The Company has applied this change retrospectively to all prior period financial statements presented in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 154, Accounting Changes and Error Corrections, including retroactive application to all reporting periods presented.  There is no material impact on the previously issued annual results of the Company as a result of this change.

The following amounts represent the changes to each financial statement line affected by the Company’s preferential change in revenue recognition for the consolidated balance sheet as of December 31, 2005 and the statement of operations for the three- and six-month periods ended June 30, 2005:

December 31, 2005
Balance Sheet
Goodwill	$100
Total assets	$100

Deferred revenue	$656
Total liabilities	656

Minority interest	(325)

Retained earnings	181
Accumulated other comprehensive income	(412)
Total stockholders’ equity	(231)

Total liabilities and stockholders’ equity	$100

	Three-months ended June 30, 2005	Six-months ended June 30, 2005
Statement of Operations
Revenues	$11,000	$7,247

Operating income	11,000	7,247

Income from continuing operations before income taxes, minority interest and equity in net loss in affiliates	11,000	7,247

Minority interest in income of consolidated subsidiaries, net of tax	(1,628)	(994)
Income tax expense	(216)	247

Income from continuing operations	9,156	6,500
Net income	$9,156	$6,500

Earnings per share, basic:
Income from continuing operations	$0.18	$0.13
Net income	$0.18	$0.13

Earnings per share, diluted:
Income from continuing operations	$0.18	$0.13
Net income	$0.18	$0.13

Income Taxes

The Company accounts for income taxes using the liability method pursuant to Financial Accounting Standards Board (“FAS No. 109”).  Under the liability method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities (i.e. temporary differences) and are measured at prevailing enacted tax rates that will be in effect when these differences are settled or realized.

For interim purposes, the Company also applies Financial Accounting Standards Board Interpretation (“FIN”) No. 18, Accounting for Income Taxes in Interim Periods (an interpretation of APB Opinion No. 28).  FIN No. 18 measures the seasonality of any subsidiary, or controlled entity, that operates at an annual loss for which no income tax benefit is recognized.  This seasonality can cause volatility in the interim effective rates.  However, FIN No. 18 has no effect on the Company’s annual effective tax rate.

Equity-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, equity-based compensation expense for the three- and six-months ended June 30, 2006 includes compensation expense for all equity-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Equity-based compensation expense for all equity-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.  The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award.  SFAS No. 123R clarifies and expands the guidance in SFAS No. 123 in several areas, including measuring fair value and attributing compensation cost to reporting periods.  Changes to SFAS No. 123 fair value measurement and service period provisions prescribed by SFAS 123R include a requirement to estimate forfeitures of share-based awards at the date of grant, rather than recognizing forfeitures as incurred as permitted by SFAS No. 123.  The Company estimates the forfeiture rate based on the historical experience subsequent to the sale of the K-12 business units on June 30, 2003.

The Company uses the Black-Scholes-Merton method to calculate the fair value of stock options.  The use of option valuation models requires the input of highly subjective assumptions, including the expected stock price volatility and the expected term of the option.  In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB No. 107”) regarding the SEC’s interpretation of SFAS No. 123R and the valuation of share-based payments for public companies.  For options issued subsequent to January 1, 2006, the Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123R.  Under SAB No. 107, the Company has estimated the expected term of granted options to be the weighted average mid-point between the vesting date and the end of the contractual term.  The Company estimates the volatility rate based on the weekly historical closing stock price since the sale of the K-12 business units on June 30, 2003.

Prior to the adoption of SFAS No. 123R, the Company recognized equity-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”.  In addition, the Company presented the cash flows related to income tax deductions in excess of the compensation cost recognized on stock options exercised during the period (“excess tax benefits”) as operating cash flows in the consolidated statement of cash flows. SFAS No. 123R requires excess tax benefits to be classified as financing cash flows.

The Company records compensation expense for stock options granted to non-employees who are not directors in an amount equal to their estimated fair value at the earlier of the performance commitment date or the date at which performance is complete, determined using the Black-Scholes-Merton option pricing model.  The compensation expense is recognized ratably over the vesting period.

Impact of Recently Issued Accounting Standards

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company will adopt FIN 48 on January 1, 2007.  An enterprise is required to disclose the cumulative effect of the change on retained earnings in the statement of financial position as of the date of adoption and such disclosure is required only in the year of adoption.  The Company is in the process of analyzing the implications of FIN 48.

Note 3 — Equity-Based Compensation

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

At the Company’s annual shareholder meeting on June 28, 2006, approval was obtained to increase the number of shares reserved under the 2005 Plan by 4,000 shares, with no more than 1,000 of that increased number being granted in the form of non-options (referred to as “2005 Plan Amendment No. 1”).  Approval of the 2005 Plan Amendment No. 1 added 4,000 issuable shares, increasing available shares from 1,250 to 5,250 shares, of which no more than a total of 1,313 shares can be granted in the form of restricted shares or units.

Stock option awards under plans prior to the 2005 Plan are subject to time-based vesting over five years with a life of ten years.   Stock options awards under the 2005 Plan are subject to time-based vesting generally over four years with a life of seven years.  Stock options under the 2005 Plan vest ratably over a four year period; the first year vests on the first anniversary date and the remaining three years vest quarterly.  Stock options granted to non-employee Directors vested immediately prior to January 1, 2006.  Subsequent to January 1, 2006, options granted to non-employee Directors vest monthly over a one year period.  Restricted stock and restricted stock unit (“RSU”) awards granted prior to December 2005 are subject to time-based vesting generally over five years.  Restricted stock and restricted stock unit awards granted subsequent to December 2005 are performance-based and are generally eligible for vesting over four years.

Stock Options

The following table summarizes the stock option activity of the Company for the six-month period ended June 30:

	Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2005	6,188	$19.45
Granted	125	$47.98
Exercised	(1,425)	$13.34
Forfeited	—	—
Outstanding at June 30, 2006	4,888	$22.01	$132,402
Exercisable at June 30, 2006	3,663	$15.43	$123,156
Vested and expected to vest at June 30, 2006	4,680	$22.01	$126,651

The weighted average remaining contractual term of options outstanding is 4.2 years.  The weighted average contractual term of exercisable options outstanding is 3.4 years.  The total intrinsic value, measured as the pre-tax difference between the exercise price and the market price on the date of exercise, of all options exercised during the six-month period ended June 30, 2006 was $55,818.

The Company uses the Black-Scholes-Merton option pricing model to fair value stock options.  The use of option valuation models requires the input of highly subjective assumptions, including the expected term and the expected stock price volatility.  The weighted average estimated fair values of stock options granted for the three- and six-months ended June 30, 2006 was $14.45 and $14.53 respectively.  The total compensation expense related to stock options was $1,371 and $2,685 net of the impact of estimated forfeitures, for the three- and six-month periods ended June 30, 2006, respectively.

As of June 30, 2006, $14,770 of total unrecognized equity-based compensation cost related to stock options is expected to be recognized over a weighted average period of 2.5 years.

Nonvested Restricted Stock and Restricted Stock Units

Nonvested restricted stock and RSU awards as of June 30, 2006 and changes during the six-month period ended June 30, 2006 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2005	594	$38.18
Granted	44	$44.62
Lapsed	(64)	$22.20
Forfeited	—	—
Nonvested at June 30, 2006	574	$40.48

Of the nonvested restricted stock and RSU awards above, 239 shares with a weighted-average grant date fair value of $51.49 per share, are subject solely to performance-based conditions.  The awards are eligible for lapse annually on the anniversary date of the award over a four year period.  A fixed percentage of shares are eligible for vesting each year, with the potential to fully vest in subsequent years if performance warrants.  No shares will vest if required performance levels are not achieved during the four-year period and the applicable catch up period.  The compensation expense associated with these awards is evaluated on a quarterly basis for progress toward achievement of pre-determined performance targets. The compensation expense is recognized when it is probable that the performance levels will be met.

As of June 30, 2006, there was $16,176 of unrecognized equity-based compensation expense related to nonvested restricted stock and RSU awards.  The cost is expected to be recognized over a weighted-average period of 3.1 years, assuming that all performance conditions are met.

The fair value of the nonvested restricted stock and RSU awards is measured using the close price of the Company’s stock on the date of grant.  The total compensation expense related to restricted stock and RSU awards was $1,781 and $3,661 for the three- and six-month periods ended June 30, 2006, respectively.

For the three-months ended June 30, 2006 and 2005, total equity-based compensation expense was allocated as follows:

	2006	2005
Direct costs	$1,780	$296
General and administrative expenses	1,476	118
Equity-based compensation expense before income taxes	3,256	414
Income tax benefit	(1,195)	(142)
Total equity-based compensation expense after income taxes	$2,061	$272

For the six-months ended June 30, 2006 and 2005, total equity-based compensation expense was allocated as follows:

	2006	2005
Direct costs	$3,585	$594
General and administrative expenses	3,126	600
Equity-based compensation expense before income taxes	6,711	1,194
Income tax benefit	(2,464)	(435)
Total equity-based compensation expense after income taxes	$4,247	$759

Prior to January 1, 2006, the Company provided pro forma disclosure amounts in accordance with SFAS No. 123, as if the fair value method defined by SFAS No. 123 had been applied to its equity-based compensation.

The following average assumptions were used in calculating pro forma equity-based compensation expense for the six-months ended June 30, 2005 and recorded equity-based compensation for the six-months ended June 30, 2006:

	2006	2005
Average risk-free interest rate	4.8%	3.9%
Expected dividend yield	0.0%	0.0%
Expected lives	1-4.75 years	0-5 years
Average expected volatility	27.8%	30.7%

The pro forma table below reflects net income and basic and diluted net earnings per share for the three- and six-months ended June 30, 2005 had the Company applied the fair value recognition provisions of SFAS No. 123:

	Three-months ended June 30, 2005	Six-months ended June 30, 2005
Net income, as reported (as restated — Note 2)	$21,562	$23,502
Equity-based employee compensation expense included in net income, as reported, net of tax	272	759
Equity-based employee compensation expense as if the fair value method had been applied, net of tax	(795)	(2,259)
Pro forma net income	$21,039	$22,002

Earnings per share:
Basic - as reported	$0.44	$0.48
Basic - pro forma	$0.42	$0.45
Diluted - as reported	$0.42	$0.45
Diluted - pro forma	$0.41	$0.42

Pro forma compensation expense recognized under SFAS No. 123 does not consider estimated forfeitures.  The terms and nature of the 2006 equity-based compensation awards create computational differences between the pro forma compensation presented above and the equity compensation recognized in 2006 that render the calculations incomparable.

As a result of adopting SFAS No. 123R, for the three-month period ended June 30, 2006, income before income taxes and net income was $1,371 and $861 lower, respectively, than if the Company had continued to account for equity-based compensation under APB No. 25. For the six-month period ended June 30, 2006, income before income taxes and net income was $2,685 and $1,686 lower, respectively, than if the Company had continued to account for equity-based compensation under APB No. 25.  The impact on both basic and diluted earnings per share using the Company’s effective tax rate for the three- and six-month periods ended June 30, 2006 was $0.02 and $0.05 per share, respectively. In addition, prior to the adoption of SFAS No. 123R, the Company presented the tax benefit of stock option exercises as operating cash flows.  Upon the adoption of SFAS No. 123R, tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows.  Under SFAS No. 123R, these excess tax benefits are not recognized until the tax deductions result in a reduction of tax liability instead of creating or increasing net operating losses.  There was no excess tax benefit recorded for the three- and six-months ended June 30, 2006.

 Note 4 - Discontinued Operations

The Company reached a decision in 2005 to sell the operations of Institut Francais de Gestion Langues (“IFG Langues”), a non-strategic part of IFG, and accordingly the business was classified as discontinued operations.  Also, during the first quarter of 2005, the Company completed the sale of its Wall Street Institute (“WSI”) business.  The operations and cash flows of the business components comprising the IFG Langues business, WSI, India, and K-12 educational services businesses were or will be eliminated from ongoing operations as a result of the sale or abandonment and the Company will not have any significant continuing involvement in the operations after the disposal transactions.  Therefore, these operations are classified as discontinued operations for all periods.

WSI Business

During the first quarter of 2006, the Company recorded a net gain of $261, including a tax benefit of $576, related to the settlement of franchisee law suits related to the WSI business.  During the second quarter of 2006, the Company recorded a net gain of $700 due to the re-assessment of income tax accruals related to the disposal.

During the third quarter of 2005, WSI Education S.a.r.l. received a preliminary field audit report assessing Italian value added taxes (“VAT”) owed related to services provided by the WSI business unit in 2003 prior to its disposition.  Under the terms of the sale agreement with WSI, the Company agreed to indemnify WSI from obligations that may arise as a result of an Italian VAT assessment related to periods prior to the closing of the sale of the WSI business unit on February 28, 2005. However the Company is entitled to the value of the tax benefit of any indemnification.  In the first quarter of 2005, the Company issued a $12,000 standby letter of credit in favor of WSI Education S.a.r.l for a tax indemnification related to the sale of WSI.  The Company has filed, on behalf of WSI Education S.a.r.l., an appeal with the Italian authorities and a complaint against the Italian Republic at the European Union Commission for restraint of trade based on the VAT exemption only being available to Italian owned companies.  Subsequent to June 30, 2006, the Company received notification that the Italian Court denied the stay of payment request, which sought to defer payment of the tax and interest portion of the obligation that is normally required to proceed with court proceedings.  As a result, the Company deposited approximately $3,000 with the Italian tax authority, representing approximately 50% of the total tax and interest assessed to-date, in exchange for an expedited hearing on the merits of the case.  The Company continues to believe that it is not possible to estimate the ultimate outcome of this issue.  As a result, no accrual for any potential adverse outcome of this matter has been made in the consolidated financial statements.  The Company intends to vigorously pursue these cases.

Other

During the second quarter of 2006, the Company entered into a binding agreement with an unrelated third party (the “Buyer”) to sell IFG Langues, a non-strategic business in the European segment.  Under the agreement, the Buyer will purchase all assets and assume substantially all third party liabilities of the business.  It is anticipated that the transaction will close in the third quarter of 2006.  As a result of comparing the carrying value of the net assets held for sale of the IFG Langues business to the estimated net realizable value of the business upon completion of the sale, the Company has estimated an additional pre-tax loss of $2,310 during the second quarter and, accordingly, has included this amount as a component of loss from discontinued operations for the three- and six-months ended June 30, 2006.

Summarized Financial Information of Discontinued Operations

Summarized operating results from the discontinued operations included in the Company’s consolidated statement of operations were as follows for the three-months ended June 30:

	WSI		Other
	2006	2005	2006	2005
Revenues	$—	$—	$1,988	$1,820
Pretax (loss) income from discontinued operations	$(14)	$—	$(1,176)	$3

Six-months ended June 30:

	WSI		Other
	2006	2005	2006	2005
Revenues	$—	$12,310	$3,787	$3,501
Pretax (loss) income from discontinued operations	$(25)	$480	$(1,334)	$(150)

Net assets of the other discontinued operations were as follows:

December 31, 2005
Current assets	$2,192
Property and equipment, net	386
Tradename/accreditation	165
Other assets	163
Total net assets of discontinued operations	$2,906

Note 5 — Notes Receivable (Long-term)

Notes receivable (long-term) consists of the following:

	June 30, 2006	December 31, 2005
Trade notes receivable (long-term), net of allowance of $9,106 and $9,328 at June 30, 2006 and December 31, 2005, respectively	$33,992	$34,762
Notes receivable (long-term):
Kendall College	29,185	25,395
WSI Education S.a.r.l.	14,530	13,448
Other	8,608	10,208
	$86,315	$83,813

Of the balance of long-term other trade notes receivable, $8,530 was unearned as of June 30, 2006 and is included in deferred revenue on the Company’s balance sheet.  Tuition revenues are generally billable, and the full amount of notes receivable and related deferred revenue are recorded, when a note agreement is signed by the student.

Note 6— Other Intangible Assets

The following table summarizes other intangible assets as of June 30, 2006:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Subject to amortization:
Student rosters	$19,365	$(15,010)	$4,355
Non-compete agreements	1,320	(900)	420
Other	1,198	(744)	454
Total	$21,883	$(16,654)	$5,229

Amortization expense for intangible assets was $1,128 and $2,276 for the three and six months ended June 30, 2006, respectively, and $2,110 and $3,472 for the three and six months ended June 30, 2005 respectively. The estimated future amortization expense for intangible assets for the remaining six-month period of 2006 is $1,924. The estimated future amortization expense for intangible assets for each of the five years subsequent to December 31, 2006 is as follows: 2007 - $2,424; 2008 - $556; 2009 - $325; 2010 and beyond - $0.

Note 7 - Long-Term Debt

Long-term debt consists of the following:

	June 30,	December 31,
	2006	2005
Mortgage notes payable bearing interest at variable rates ranging from 3.30% to 8.50%	$54,096	$52,429
Various unsecured lines of credit bearing interest at variable rates ranging from 3.45% to 8.80%	51,571	51,332
Notes payable secured by fixed assets, bearing interest at rates ranging from 3.81% to 10.00%	27,592	24,239
Capital lease obligations bearing interest at rates ranging from 3.85% to 9.00%	23,644	12,374
Various notes payable bearing interest at fixed rates ranging from 3.00% to 13.72%	15,580	19,742
Various notes payable bearing interest at variable rates ranging from 3.15% to 9.27%	1,687	2,925
	174,170	163,041
Less: current portion of long-term debt	59,460	63,044
Total long-term debt, net of current portion	$114,710	$99,997

Note 8 - Due to Shareholders of Acquired Companies

Due to shareholders of acquired companies consists of the following amounts payable in cash:

	June 30,	December 31,
	2006	2005
Amounts payable to former shareholders of:

Universidade Anhembi Morumbi (“UAM”)	$15,362	$13,658
Universidad Andres Bello (“UNAB”)	13,501	24,929
Universidad Tecnologica Centroamericana (“UNITEC”)	14,601	14,814
Universidad Interamericana (“UI”)	4,200	4,200
Universidad Peruana de Ciencias Aplicadas (“UPC”)	2,996	2,859
Universidad del Noroeste (“UNO”)	1,755	1,890
Universidad Latinoamericana de Ciencia y Tecnologia (“ULACIT”)	100	100
Cyprus College	—	2,973
	52,515	65,423
Less: current portion of due to shareholders	23,428	18,737
Total due to shareholders, net of current portion	$29,087	$46,686

During 2006, the amount payable to the former shareholders of Cyprus College was re-evaluated under the terms of the purchase agreement.  As a result, the liability and corresponding goodwill recorded in the transaction were decreased.

Note 9 - Income Taxes

The Company’s income tax provisions for all periods consist of federal, state, and foreign income taxes. The tax provisions for the three- and six-month periods ended June 30, 2006 and 2005 were based on the estimated effective tax rates applicable for the 2006 and 2005 full years, after giving effect to significant items related specifically to the interim periods. The Company’s effective tax rate from continuing operations was 18.0% and 18.4% for the three- and six-months ended June 30, 2006 respectively and 11.2% and 11.2% for the three- and six-months ended June 30, 2005, respectively. For the six months ended June 30, 2006, the effective rate includes the impact of FIN No. 18.  FIN No. 18 only applies to interim periods and has no effect on the Company’s annual effective rate.  The effective rate for both the three- and six- months ended June 30, 2006, excluding the impact of FIN No. 18 and the discrete events described below, was 8.7%.  For the three- and six-month periods ended June 30, 2005, the Company’s effective tax rate was 11.2% and 11.2%, and the impact of FIN No. 18 was immaterial. Recent acquisitions in lower-taxed jurisdictions and foreign tax planning initiatives have decreased the 2006 forecasted effective tax rate below the 2005 effective tax rate.  The Company has operations in multiple countries, many of which have statutory tax rates lower than the United States. Generally lower tax rates in these foreign jurisdictions along with the Company’s intent and ability to permanently reinvest foreign earnings outside of the United States results in an effective tax rate significantly lower than the United States statutory rate.

During the second quarter of 2006, Laureate Education, LLC (“Ventures”), a subsidiary of the Company, recorded a receivable of $9,322 from the sale of Chancery Software, Ltd (see Note 15).  Because this event monetized the last significant remaining uncertain asset of Ventures, the Company has accelerated its plans for the liquidation of Ventures.  The Company recorded income tax expense of $6,991 as a result of the Chancery transaction and accelerated liquidation plans.

As previously reported, on February 8, 2006, the Company received notice of certain adjustments proposed by the Internal Revenue Service (the “IRS”) with respect to the Company’s 2000 federal income tax return. The proposed adjustments primarily relate to the gain on the sale of the Company’s Prometric testing subsidiary in 2000 for $775,000. The IRS claims that the Company owes additional taxes of approximately $54,600 plus penalties. The Company filed a protest with the IRS during the second quarter and will contest vigorously the IRS’s determination and believes that it has properly reported the transaction.  Consequently, the Company does not believe at this point that a loss from this matter is probable, nor is it possible to estimate the ultimate outcome if the Company does not prevail.  As a result, no accrual for any potential adverse outcome of this matter has been made in the consolidated financial statements; however, the Company can provide no assurance that the eventual outcome will not result in a material adverse amount.

As previously reported, on February 23, 2006, the Company received a Notice of Deficiency from the IRS for the Company’s 1997 tax year disagreeing with the Company’s exclusion from income of a break-up fee it received in its attempted acquisition of NEC. The Company is appealing the Notice of Deficiency and paid the current amount of the assessment, $8,100, and the associated interest due of $6,700, in May 2006.   These amounts had been previously accrued based upon the Company’s assessment of the probability of loss and its ability to reasonably estimate that loss.  The Company is preparing its appeal which is expected to be filed in a court of law having jurisdiction over such matters in the third quarter of 2006.  The Company believes that it properly excluded the break up fee from income and intends to vigorously contest the IRS’s determination. Although the ultimate disposition of this issue is uncertain, based on current information, it is the opinion of management that the ultimate disposition of this issue will not have a material effect on the Company’s consolidated financial position, liquidity, or results of operations.

In April 2006, the IRS began a field examination of the Company’s 2003 tax year.  In addition, there are several other income tax audits in progress, which includes an IRS examination of Walden for the 2003 tax year; an examination of two of the Company’s Dutch subsidiaries, Sylvan I BV and Sylvan International BV for the 2000 to 2003 tax years; and an examination of the net operating loss carryforwards that were included in Laureate Online Education BV when it was purchased from third parties in 2004.  No assurance can be given as to the eventual outcome of these audits.

Note 10 — Stockholders’ Equity

The components of stockholders’ equity are as follows:

				Accumulated
		Additional		Other	Total
	Common	Paid-In	Retained	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Income	Equity

Balance at December 31, 2005 (as restated - Note 2)	$499	$503,791	$435,735	$38,453	$978,478

Options exercised for purchase of 1,411 shares of common stock, net of 22 replenishment shares	14	17,848	—	—	17,862
Non cash stock compensation modification for former employee	—	365	—	—	365
Non-cash stock compensation	—	6,346	—	—	6,346
Other	1	7	—	—	8
Comprehensive income:
Net income for the six months ended June 30, 2006	—	—	37,298	—	37,298
Foreign currency translation adjustment	—	—	—	1,236	1,236
Unrealized gain on available-for-sale securities	—	—	—	9	9
Total comprehensive income	—	—	—	—	38,543
Balance at June 30, 2006	$514	$528,357	$473,033	$39,698	$1,041,602

Note 11 — Comprehensive Income

The components of comprehensive income, net of related income taxes, are as follows:

	Three-months ended June 30,		Six-months ended June 30,
		2005		2005
	2006	(as restated — Note 2)	2006	(as restated — Note 2)
Net income	$37,973	$21,562	$37,298	$23,502
Foreign currency translation adjustment	412	(6,812)	1,236	(23,044)
Unrealized (loss) gain on available-for-sale securities, net of tax	(6)	39	9	53
Minimum pension liability adjustment	—	—	—	(22)
Comprehensive income	$38,379	$14,789	$38,543	$489

Note 12 - Earnings Per Share

The following table summarizes the computations of basic and diluted earnings per share:

	Three-months ended June 30,		Six-months ended June 30,
		2005		2005
	2006	(as restated — Note 2)	2006	(as restated — Note 2)
Numerator used in basic and diluted earnings per common share:
Income from continuing operations	$40,659	$31,310	$39,892	$32,638
(Loss) Income from discontinued operations, net of tax	(1,504)	3	(1,673)	615
Loss on disposal of discontinued operations, net of tax	(1,182)	(9,751)	(921)	(9,751)
Net income	$37,973	$21,562	$37,298	$23,502

Denominator for basic earnings per share — weighted-average common shares outstanding	51,429	49,566	50,940	49,402
Net effect of dilutive securities based on treasurystock method	1,669	2,378	1,943	2,478

Denominator for diluted earnings per share — weighted average common shares outstanding	53,098	51,944	52,883	51,880

Earnings per common share, basic:
Income from continuing operations	$0.79	$0.63	$0.78	$0.66
(Loss) Income from discontinued operations, net of tax	(0.03)	0.00	(0.03)	0.01
Loss on disposal of discontinued operations, net of tax	(0.02)	(0.20)	(0.02)	(0.20)
Earnings per common share	$0.74	$0.44	$0.73	$0.48

Earnings per common share, diluted:
Income from continuing operations	$0.77	$0.60	$0.75	$0.63
(Loss) Income from discontinued operations, net of tax	(0.03)	0.00	(0.03)	0.01
Loss on disposal of discontinued operations, net of tax	(0.02)	(0.19)	(0.02)	(0.19)
Earnings per common share	$0.72	$0.42	$0.71	$0.45

Per share amounts may not sum due to rounding differences.

Note 13 — Commitments and Contingencies

This chart is intended to be a high-level summary of purchase obligations and contingent arrangements.  Please refer to additional disclosure in the footnotes to the chart.

Higher Education Institution	Date of Contingency	Additional Ownership Share	Terms of Commitment or Contingent Transaction
Purchase Obligations:
Ecole Centrale d’Electronique (“ECE”) [1]	December 31, 2008	30%	$8,954

IFG [2]	on or before July 31, 2007 July 31, 2007	16% 23%	$1,604 $2,389

Put Right Arrangements:
IFG [2]	October through November 2008	10%	$1,023

Universidad de Las Americas (“UDLA”) [3]	April 1, 2008	20%	Approximately 4.5 times average recurring earnings before interest and taxes (“EBIT”) for specified periods

UNAB and Academia de Idiomas y Estudios Profesionales (“AIEP”) [4]	April 1, 2009	20%	Variable purchase price based on average recurring EBIT for specified periods

UAM[5]	March 1, 2009	29%	Approximately 4 times recurring earnings before interest, taxes, depreciation and amortization (“EBITDA”) for certain specified periods
	Beginning March 1, 2013 through March 1, 2023	20%	Variable purchase price based on recurring EBITDA for certain specified periods

Cyprus College [6]	July 1, 2012 or up to five years thereafter	20%	Payable based on a variable scale for new enrollments and EBITDA related to the year prior to exercise

Call Right Arrangements:
UDLA [3]	April 1, 2009	20%	Approximately 5 times average recurring EBIT for specified periods

UNAB and AIEP [4]	April 1, 2009	20%	Variable purchase price based on average recurring EBIT for specified periods

UAM [5]	March 1, 2009	29%	The greater of 4 times recurring EBITDA for certain specified periods or equivalent per share valuation of the Company’s initial 51% acquisition of UAM, adjusted for inflation
	Beginning March 1, 2013 through March 1, 2023	20%	Variable purchase price based on recurring EBITDA for certain specified periods.

Cyprus College [6]	July 1, 2006	35%	6% - Payable April 2007 based on 6.25 times 2006 audited recurring EBITDA
			29% - Payable April 2012 based on a variable scale for new enrollments and 2011 EBITDA
	July 1, 2012 or up to five years thereafter	20%	Payable April in the year following exercise based on a variable scale for new enrollments and EBITDA related to the year prior to exercise

Contingent Earnouts (cash payments):
UDLA [7]	March 31, 2006 or 45 days after receipt of financial statements March 31, 2007 or 45 days after receipt of financial statements		$81,700 (estimated based on 2004 and 2005 reported EBIT) (currently in negotiation) $18,500 (estimated based on 2005 reported EBIT)

Laureate Online Education BV [8]	April 1, 2007		Approximately 75% of 4 times 2006 EBITDA, not to exceed $10,000
	April 1, 2008		Approximately 4 times the average of 2006 and 2007 EBITDA less the April 1, 2007 payment, not to exceed $10,000

Obligations and contingent payments (except for the contingent earnout on Laureate Online Education BV) are denominated in foreign currency and are subject to foreign currency risk.

Purchase Obligations

1 As part of the acquisition of ECE, the Company committed to purchase the remaining 30% ownership from the sellers on December 31, 2008 for approximately $8,954.  The purchase obligation is denominated in Euros, and is subject to foreign currency exchange rate risk on the date of payment.

2 As part of the acquisition of IFG, the Company committed to additional capital contributions, which will increase the Company’s share of ownership.  The agreement provides that, no later than July 31, 2006 and July 31, 2007, the Company shall contribute approximately $1,604 and $2,389 resulting in an increase in ownership share of 16% and 23%, respectively. In addition, during the period October through November 2008, the sellers may exercise a put option requiring the Company to purchase the remaining 10% ownership for approximately $1,023.  During the second quarter of 2006, the Company negotiated an amendment to the agreement that provides that the first additional capital contribution of $1,604 can be extended through July 31, 2007, instead of July 31, 2006.  There were no other material amendments made to the agreement.  The purchase obligation is denominated in Euros, and is subject to foreign currency exchange rate risk on the dates of payment.

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

3 Effective April 1, 2008 the minority owners of UDLA have a put right to require the Company to purchase their remaining 20% interest in Decon, the holding company that controls and operates UDLA, for a variable purchase price based on 4.5 times average recurring EBIT for certain specified periods. Effective April 1, 2009 the Company has a call right to acquire the remaining 20% interest for a variable purchase price based on 5.0 times average EBIT for certain specified periods.

4 Effective April 1, 2009 the minority owners of UNAB and AIEP have a put right to require the Company to purchase their 20% interest for a variable purchase price based on average recurring EBIT for certain specified periods. Effective April 1, 2009 the Company has a call right to acquire this 20% interest under a similar methodology for certain specified periods.

5 Effective March 1, 2009 the minority owners of UAM have a put right to require the Company to purchase an equity interest of 29% from the minority owners at a variable purchase price based on 4.0 times recurring EBITDA for certain specified periods. Also effective March 1, 2009, the Company has a call right to acquire the same 29% interest from the minority owners for a variable purchase price equal to the greater of 4.0 times recurring EBITDA for certain specified periods or the equivalent per share valuation of the Company’s initial 51% acquisition of UAM, as adjusted for local inflation. Beginning March 1, 2013 and continuing for ten years the minority owners and the Company have similar put and call rights, respectively, on the remaining 20% interest of the minority owners, with the purchase price determined based on a similar formula.

6 Effective January 1, 2012 and exercisable up to five years thereafter, the minority owners of Cyprus College have a put right to require the Company to purchase an equity interest of 20% from the minority owners at a variable purchase price based on a variable scale for new enrollments and EBITDA for the calendar year preceding the exercise date.  Effective January 1, 2006, the Company has a call right to acquire up to a 35% interest from the minority owners for a variable purchase price based on a variable scale for new enrollment and 2006 EBITDA.  Effective January 1, 2012 and exercisable up to five years thereafter, the Company has the call right to acquire the remaining 20% interest from the minority owners for a variable purchase price based on a variable scale for new enrollment and EBITDA for the calendar year preceding the exercise date.

Contingent Earnouts (cash payments)

7 Additional amounts of contingent consideration are due the sellers of UDLA based on operating results for the three years ending December 31, 2006.  The agreement stipulates that on the later of March 31, 2006 or 45 days after the Company receives the audited financial statements of Decon, the Company is obligated to the sellers for an amount equal to 60% of six times (i) average recurring EBIT for 2004 and 2005, less (ii) 2000 EBIT; this result is reduced by (iii) 42% of certain specified debt.  The Company has reviewed the Decon audited financials and the parties are presently engaged in negotiations regarding the amount due in respect of the contingent payment obligation.  Excluding adjustments of non-recurring EBIT items and any other negotiated amounts, the computed formula yields an estimated earnout of $81,700, although the actual amount to be mutually agreed upon with the sellers or otherwise determined under the applicable agreements may differ from this amount.  This amount is net of approximately $8,800 of amounts owed to the Company from the sellers related to consideration from a prior acquisition of another university.  On the later of March 31, 2007 or 45 days after the Company receives the audited financial statements of Decon, the Company is obligated to the sellers for an amount equal to 20% of four times (i) average recurring EBIT for 2005 and 2006; this result is reduced by (ii) 20% of certain specified debt and (iii), $6,500.  Excluding adjustments of non-recurring EBIT items and any other negotiated amounts as well as including 2006 estimates and projections, the Company would be obligated to the sellers for approximately $18,500.  The Company has pledged its shares of Decon as security for its payment obligations to the sellers. The Company cannot dispose of, place any lien on or encumber the shares without the prior approval of the sellers.

8 Additional amounts of contingent consideration, not to exceed $10,000, are due the sellers of Laureate Online Education BV equal to four times the average of the audited EBITDA for the calendar years ending December 31, 2006 and 2007.

Loss Contingencies

The Company is subject to legal actions arising in the ordinary course of its business. In management’s opinion, the Company has adequate legal defenses and/or insurance coverage with respect to the eventuality of such actions and does not believe any settlement would materially affect the Company’s financial position.

Guarantees

Subsequent to the June 2003 divestiture of the Company’s K-12 business segments, all leases related to Sylvan Learning Centers were renegotiated or assigned in the name of Educate, Inc. (“Educate”) during the third quarter of 2003.  Leases with remaining payments of $4,981 through December 2010 are guaranteed by the Company.  Under the terms of the Asset Purchase Agreement with Educate, the Company is indemnified against any losses suffered as a result of these lease guarantees.  During 2004, the Company entered into an agreement to guarantee equipment lease payments owed by Kendall College (“Kendall”) to Key Equipment Finance. Equipment leases with remaining payments of $3,986 through December 2011 are guaranteed by the Company. The fair value of the guarantees has been recorded as other long-term liabilities in the consolidated balance sheets.

Standby Letters of Credit

The Company has $14,600 outstanding in standby letters of credit.  The Company is self-insured for workers compensation and other insurable risks up to predetermined amounts above which third party insurance applies.  The Company is contingently liable to insurance carriers under certain of these policies and has provided a letter of credit in favor of the insurance carriers for $1,100.  The Company has also issued a standby letter of credit in the amount of $1,500 assuring the collectibility of a line of credit at AIEP, which is being used for working capital purposes.  The outstanding balance on the line of credit was $1,900 at June 30, 2006 and is also covered by other guarantees by other affiliated entities.

Commitments

Under terms of note agreements with Kendall, the Company has committed to providing total additional funding to Kendall of up to $1,200.  In the event the Company does not exercise its agreement to acquire Kendall, Kendall is obligated to enter into a lease agreement with the Company beginning September 1, 2007 to lease office space.  The lease commitment specifies a term of 36 months and annual rent of $1,000.

As a part of the acquisition of Cyprus College, the Company committed to making a contribution of approximately $3,165 between the closing date and three years thereafter.  The contributions will fund certain capital projects, if approved, and will not alter the relative equity interests.  The contribution commitment is denominated in Cypriot Pounds and is subject to foreign currency exchange rate risk on the dates of payment.

Note 14 - Business and Geographic Segment Information

The Company is focused exclusively on providing a superior higher education experience to approximately 228,500 students through a leading global network of accredited campus-based and online higher education institutions. The Company’s educational services are offered through three reportable segments:  Latin America, Europe and Laureate Online Education.

The accounting policies of the segments are the same as those described in the significant accounting policies.  The Company evaluates performance based on profit or loss from operations before income taxes, corporate general and administrative expenses, and campus-based overhead expenses.

The Latin America segment consists of ten separately accredited universities and one professional institute, and has operations in Mexico, Chile, Brazil, Peru, Ecuador, Honduras, Panama and Costa Rica.  Latin America higher education institutions currently enroll approximately 180,000 students and offer more than 100 degree programs through 44 campuses. The schools primarily serve 18- to 24-year-old students and offer an education that emphasizes career-oriented fields of study with undergraduate and graduate degrees in a wide range of disciplines, including international business, law, health sciences, information technology and engineering.

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

The Laureate Online Education segment offers undergraduate and graduate degree programs to working professionals through distance learning.  Laureate Online Education consists of Walden, Canter, and Laureate Online Education BV, which collectively offer degree programs including education, psychology, health and human services, management, engineering, and information technology.  Laureate Online Education institutions currently enroll approximately 29,200 students.

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

The following table sets forth information on the Company’s reportable segments:

Three-months ended June 30, 2006	Latin America	Europe	Laureate Online Education	Total
Revenues	$190,805	$57,297	$55,017	$303,119
Segment profit	59,063	7,100	8,146	74,309

Three-months ended June 30, 2005 (as restated — Note 2)	Latin America	Europe	Laureate Online Education	Total
Revenues	$131,151	$50,241	$45,577	$226,969
Segment profit	41,573	6,650	5,341	53,564

Six-months ended June 30, 2006	Latin America	Europe	Laureate Online Education	Total
Revenues	$313,306	$117,200	$107,723	$538,229
Segment profit	56,753	19,635	12,466	88,854

Six-months ended June 30, 2005 (as restated — Note 2)	Latin America	Europe	Laureate Online Education	Total
Revenues	$214,123	$106,484	$85,039	$405,646
Segment profit	41,275	17,054	6,509	64,838

The following tables reconcile the reported information on segment profit to income from continuing operations before income taxes, minority interest, and equity in net loss of affiliates reported in the statements of operations:

	Three-months ended June 30,		Six-months ended June 30,
	2006	2005 (as restated — Note 2)	2006	2005 (as restated — Note 2)
Total profit for reportable segments	$74,309	$53,564	$88,854	$64,838
Campus-based segments’ overhead	(5,908)	(3,154)	(10,575)	(5,998)
General and administrative expense	(11,420)	(5,800)	(21,271)	(12,496)
Net non-operating income (loss)	10,259	(366)	10,264	(74)
Income from continuing operations before income taxes, minority interest and equity in net loss of affiliates	$67,240	$44,244	$67,272	$46,270

Revenue information of continuing operations by geographic area is as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005 (as restated — Note 2)	2006	2005 (as restated — Note 2)
Revenues
Chile	$79,248	$64,026	$96,617	$77,473
Mexico	59,039	48,174	129,644	106,844
United States	50,524	42,476	99,308	79,058
Spain	30,885	29,910	61,520	61,484
Brazil	25,900	—	43,851	—
Other foreign countries	57,523	42,383	107,289	80,787
Consolidated total	$303,119	$226,969	$538,229	$405,646

Revenues are attributed to countries based on the location of the customer.

Note 15 — Other Financial Information

On June 28, 2006, the Company acquired a 27.5 year leasehold on property in downtown Paris for approximately $16,800.  The Company financed approximately $11,500 through a 12 year loan with a third party lender.  The financing agreement is denominated in Euros, and is subject to foreign currency exchange rate risk on the date of payment.

On June 30, 2003, the Company sold stock of certain investments held by Ventures which were considered non-strategic assets, including Chancery Software, Ltd., for contingent consideration to Porter Capital (“Porter”).  During the year ended December 31, 2003, the Company wrote-off the balance of its equity method investment in Chancery Software, Ltd. through a charge to equity in net loss of affiliates.  On June 7, 2006, Porter sold all of the shares of stock it held in Chancery Software, Ltd.  In accordance with the sale agreement between Porter and the Company, Porter will pay the Company $9,322.  The Company recorded, in June 2006, an accounts receivable and a non-operating gain of $9,322.  There is an additional amount in escrow, approximating $2,400, for certain indemnity claims to be made over the next two years.  Due to the uncertainty of receipt of this escrow, the Company has not recorded any receivable or gain related to these additional funds.

Note 16 — Subsequent Events

Effective July 1, 2006, the Company entered into a series of agreements which allows Walden to participate in the School as Lender Program under the Higher Education Act’s Federal Family Education Loan Program (“Title IV”).  Under the “eligible lender trustee” arrangement, Walden designated Wells Fargo Bank to serve as trustee for their Title IV loans.  Sallie Mae provides a $100,000 line of credit facility to fund the origination of Title IV loans as well as a sale/purchase agreement to purchase all of the eligible Title IV loans from the trustee immediately after funding.  Through their purchases of the loans, Sallie Mae will incur all financial risk.  Since credit is both drawn and repaid on the date of loan origination, it is anticipated that no indebtedness will be outstanding as of the end of any period and that no interest expense will be incurred. The terms of the agreement are for a two-year period ending June 30, 2008 and may be extended up to four additional years by mutual consent.

During July 2006, the Company completed the sale of IFG Langues to an unrelated third party.  See Note 4 for information related to this disposal.

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

For a comprehensive description of the types of risks and uncertainties the Company faces, see Item 1.A. “Risk Factors” of this Report and of the Company’s Annual Report on Form 10-K/A.  Please note the forward-looking statements included in this Report are made only as of the date of this report.  The Company assumes no obligation to publicly update any forward-looking statements. Investors should not unduly rely on our forward-looking statements when evaluating the information presented in our filing and reports.

Overview

Laureate is focused exclusively on providing a superior higher education experience to approximately 228,500 students through the leading global network of accredited campus-based and online higher education institutions.  The Company’s educational services are offered through three separate reportable segments: Campus Based - Latin America (“Latin America”), Campus Based - Europe (“Europe”) and Laureate Online Education.  Latin America and Europe own or maintain controlling interests in eleven and ten separately accredited higher education institutions, respectively.  The Latin America segment has locations in Mexico, Chile, Brazil, Peru, Ecuador, Honduras, Panama, and Costa Rica. The Europe segment has locations in Spain, Switzerland, France, and Cyprus.  The Laureate Online Education segment provides career-oriented degree programs through Walden E-Learning, Inc. (“Walden”), Laureate Education Online BV, and Canter and Associates (“Canter”).

Sale of Business Units

The Company reached a decision in 2005 to sell the operations of Institut Francais de Gestion Langues (“IFG Langues”), a non-strategic part of IFG, and accordingly the business was classified as discontinued operations.  Also, during the first quarter of 2005, the Company completed the sale of its Wall Street Institute (“WSI”) business.  The operations and cash flows of the business components comprising the IFG Langues and WSI were or will be eliminated from ongoing operations as a result of the sale or abandonment and the Company will not have any significant continuing involvement in the operations after the disposal transactions.  Therefore, these operations are classified as discontinued operations for all periods.  See Note 4 to the consolidated financial statements for more information regarding these transactions.

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

The fair value of each stock option granted is estimated on the date of grant using a closed-form pricing model. The pricing model requires assumptions such as the expected term of the stock option and expected volatility of the Company’s stock over the expected term, which significantly impact the assumed fair value. The Company uses historical data to determine the expected volatility assumption and uses Staff Accounting Bulletin (“SAB”) No. 107 to estimate the expected term of the stock option.  In addition, judgment is required in estimating the amount of equity-based awards that are expected to be forfeited.  If these pricing model assumptions change significantly for future grants or if forfeiture experience differs from estimates, share-based compensation expense will fluctuate in future years. The fair value of restricted stock grants is equal to the market price of the Company’s stock at date of grant.

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

The Company also measures its interim income tax provision using Financial Accounting Standards Board Interpretation (“FIN”) No. 18, Accounting for Income Taxes in Interim Periods.  FIN No. 18 measures the seasonality of any subsidiary or controlled entity that operates at an annual loss for which no income tax benefit is recognized.  This seasonality can cause volatility in the interim effective tax rates.  FIN No. 18, however, has no effect on the Company’s annual effective tax rate.

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

Reportable Segments

The following table is derived from the Company’s consolidated financial statements and represents financial information of the Company’s reportable segments for the three-months ended June 30, 2006 and 2005, excluding discontinued operations:

			Laureate
	Latin		Online
	America	Europe	Education	Unallocated	Consolidated
	(in thousands)
2006
Segment revenues	$190,805	$57,297	$55,017	$—	$303,119
Segment direct costs	(131,742)	(50,197)	(46,871)	—	(228,810)
Campus-based segment’s overhead	—	—	—	(5,908)	(5,908)
Segment profit (loss)	59,063	7,100	8,146	(5,908)	68,401
General and administrative expenses	—	—	—	(11,420)	(11,420)
Operating income (loss)	$59,063	$7,100	$8,146	$(17,328)	$56,981

2005 (as restated - Note 2)
Segment revenues	$131,151	$50,241	$45,577	$—	$226,969
Segment direct costs	(89,578)	(43,591)	(40,236)	—	(173,405)
Campus-based segment’s overhead	—	—	—	(3,154)	(3,154)
Segment profit (loss)	41,573	6,650	5,341	(3,154)	50,410
General and administrative expenses	—	—	—	(5,800)	(5,800)
Operating income (loss)	$41,573	$6,650	$5,341	$(8,954)	$44,610

The following table is derived from the Company’s consolidated financial statements and represents financial information of the Company’s reportable segments for the six-months ended June 30, 2006 and 2005, excluding discontinued operations:

			Laureate
	Latin		Online
	America	Europe	Education	Unallocated	Consolidated
	(in thousands)
2006
Segment revenues	$313,306	$117,200	$107,723	$—	$538,229
Segment direct costs	(256,553)	(97,565)	(95,257)	—	(449,375)
Campus-based segment’s overhead	—	—	—	(10,575)	(10,575)
Segment profit (loss)	56,753	19,635	12,466	(10,575)	78,279
General and administrative expenses	—	—	—	(21,271)	(21,271)
Operating income (loss)	$56,753	$19,635	$12,466	$(31,846)	$57,008

2005 (as restated - Note 2)
Segment revenues	$214,123	$106,484	$85,039	$—	$405,646
Segment direct costs	(172,848)	(89,430)	(78,530)	—	(340,808)
Campus-based segment’s overhead	—	—	—	(5,998)	(5,998)
Segment profit (loss)	41,275	17,054	6,509	(5,998)	58,840
General and administrative expenses	—	—	—	(12,496)	(12,496)
Operating income (loss)	$41,275	$17,054	$6,509	$(18,494)	$46,344

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

Comparison of results for the three-months ended June 30, 2006 to results for the three-months ended June 30, 2005.

Revenues.  Total revenues increased by $76.2 million, or 34%, to $303.1 million for the three-months ended June 30, 2006 (the “2006 fiscal quarter”) from $227.0 million for the three-months ended June 30, 2005 (the “2005 fiscal quarter”). This revenue increase was driven primarily by increased total enrollment at the Company’s higher education institutions, plus the impact of acquisitions within the last two years.

Latin America revenue for the 2006 fiscal quarter increased by $59.7 million, or 45%, to $190.8 million compared to the 2005 fiscal quarter.  Enrollment increases of 14.4% in schools owned in both fiscal quarters added revenues of $18.6 million over the 2005 fiscal quarter, and acquisitions within the last 12 months contributed additional revenue of $28.3 million.  For schools owned in both fiscal quarters, the Company increased local currency tuition by a weighted average of 5.5%, which served to increase revenues by $6.1 million.  Each institution in the segment offers tuitions at various prices based upon the degree program.  For the 2006 fiscal quarter, the effects of enrollments at varying price points (“product mix”) resulted in a $0.1 million reduction in revenue compared to the 2005 fiscal quarter.  The effects of currency translation increased revenues by $6.8 million, primarily due to the stronger Chilean Peso relative to the U.S. Dollar. Latin America revenue represented 63% of total revenues for the 2006 fiscal quarter, and 58% of total revenues for the 2005 fiscal quarter.

Europe revenue for the 2006 fiscal quarter increased by $7.1 million, or 14%, to $57.3 million compared to the 2005 fiscal quarter. Enrollment increases of 4.4% in schools owned in both fiscal quarters saw an increase in revenues of $2.4 million over the 2005 fiscal quarter, and acquisitions within the last 12 months contributed additional revenue of $3.7 million.  For schools owned in both fiscal quarters, the Company increased local currency tuition by a weighted average of 3.6%, which served to increase revenues by $1.8 million.  Each institution in the segment offers tuitions at various prices based upon degree or certificate program.  For the 2006 fiscal quarter, the effects of product mix resulted in a $0.3 million reduction in revenue compared to the 2005 fiscal quarter.  The effects of currency translation decreased revenues by $0.5 million, due to the weakening of the Euro and Swiss Franc against the U.S. Dollar.  Europe revenue represented 19% of total revenues for the 2006 fiscal quarter, and 22% of total revenues for the 2005 fiscal quarter.

Laureate Online Education revenue increased by $9.4 million, or 21%, to $55.0 million for the 2006 fiscal quarter compared to the 2005 fiscal quarter.  Enrollment increases added revenues of $4.2 million. The increase in tuition by a weighed average of 4.3% served to increase revenues $2.2 million.  Other factors, primarily a favorable change in degree program mix, added $3.0 million.  Laureate Online Education revenue represented 18% of total revenues for the 2006 fiscal quarter, and 20% of total revenues for the 2005 fiscal quarter.

Direct Costs. Total direct costs of revenues increased $58.1 million, or 33%, to $234.7 million for the 2006 fiscal quarter from $176.6 million for the 2005 fiscal quarter.  Direct costs were 77% of total revenues in the 2006 fiscal quarter and 78% of total revenues in the 2005 fiscal quarter.

Latin America direct costs increased by $42.1 million to $131.7 million, or 69% of Latin America revenue for the 2006 fiscal quarter, compared to $89.6 million or 68% of Latin America revenue for the 2005 fiscal quarter.  An increase of $16.8 million in expenses reflected higher expenses due to increased enrollments and expanded operating activities compared to the 2005 fiscal quarter.  Acquired businesses increased expenses by $22.2 million.  For the 2006 fiscal quarter, the effects of currency translations increased expenses by $3.1 million, primarily due to the strengthening of the Chilean Peso against the U.S. Dollar.

Europe direct costs increased by $6.6 million to $50.2 million, or 88% of Europe revenue for the 2006 fiscal quarter, compared to $43.6 million, or 87% of Europe revenue for the 2005 fiscal quarter.  Higher enrollments and expanded operations at the higher education institutions compared to the 2005 fiscal quarter increased expenses by $3.0 million, and acquired businesses increased expenses by $3.8 million.  For the 2006 fiscal quarter, the effects of currency translations decreased expenses by $0.2 million, due to the weakening of the Euro and Swiss Franc against the U.S. Dollar.

Campus-based segments overhead expense increased by $2.7 million to $5.9 million for the 2006 fiscal quarter, compared to $3.2 million for the 2005 fiscal quarter.  The increase is primarily attributable to the accrual of performance-based compensation as well as increased professional fees, payroll and management travel expenses in support of the growth of the Company’s international operations.  In addition, there was an increase in  equity-based compensation of $0.8 million, including the impact of expensing of stock options of $0.5 million under Statement of Financial Accounting Standard (“SFAS”) No. 123R, Share-Based Payment.

Laureate Online Education direct costs increased by $6.7 million to $46.9 million, or 85% of Laureate Online Education revenue for the 2006 fiscal quarter, compared to $40.2 million, or 88% of Laureate Online Education revenue for the 2005 fiscal quarter.  The decrease in direct costs as a percentage of revenues is primarily due to Walden achieving significantly higher profit margins on higher revenue due to efficiencies that resulted from scale.

General and Administrative Expenses.  General and administrative expenses increased by $5.6 million to $11.4 million for the 2006 fiscal quarter from $5.8 million for the 2005 fiscal quarter.  The increase is primarily attributable to the accrual of performance-based compensation as well as higher payroll and other employee related costs resulting from increased headcount, professional fees and travel expenses to support the rapid growth in the Company’s global operations.  In addition, there was an increase in equity-based compensation of $1.4 million, including the impact of expensing stock options of $0.4 million under SFAS No. 123R.

Non-Operating Income/Expenses.  Non-operating income/expense increased to income of $10.3 million for the 2006 fiscal quarter from expense of $0.4 million in the 2005 fiscal quarter.  The increase is primarily attributable to the gain on sale of Chancery Software, Ltd. of $9.3 million in the 2006 fiscal quarter.

Interest and other income increased $1.0 million to $4.3 million from $3.3 million in the 2005 fiscal quarter, primarily due to additional interest income earned on long-term student receivables as well as an increase in income earned on higher cash balances.

Interest expense increased $0.4 million primarily due to increased borrowings on outstanding lines of credit used for acquisition purposes as well as indebtedness assumed with the Company’s 2005 acquisitions.

Income Taxes.  The Company has operations in multiple countries, many of which have statutory tax rates lower than the United States.  Approximately 83% of the Company’s revenues were generated outside the United States for the three-months ended June 30, 2006.  The Company’s effective tax rate from continuing operations was 18.0% and 11.2% for the three-months ended June 30, 2006 and 2005, respectively. For the three-months ended June 30, 2006, the effective rate includes the impact of FIN No. 18.  FIN No. 18 only applies to interim periods, and has no effect on the Company’s annual effective rate. The Company’s effective rate for the three-months ended June 30, 2006, excluding the impact of FIN No. 18 and discrete events for which the income tax effect was recorded in its entirety in the second quarter was 8.7%.  For the period ended June 30, 2005, the Company’s effective tax rate was 11.2%, and the impact of FIN No. 18 was immaterial. The forecasted effective tax rate for 2006 will decrease from the 2005 effective tax rate due to the impact of recent acquisitions in lower taxed jurisdictions and foreign tax planning initiatives implemented during the first quarter of 2006.

Minority Interest in Income of Consolidated Subsidiaries, Net of Tax.  Minority interest in income of consolidated subsidiaries increased $6.4 million to $14.3 million in the 2006 fiscal quarter from $7.9 million in the 2005 fiscal quarter.  This increase was primarily due to an increase in net income in the Latin American segment causing an increase of $3.5 million in minority interest.  In addition, the acquisitions of interests in Cyprus College and Universidade Anhembi Morumbi (“UAM”) caused an increase in minority interest of $2.7 million.

Comparison of results for the six-months ended June 30, 2006 to results for the six- months ended June 30, 2005.

Revenues.  Total revenues increased by $132.6 million, or 33%, to $538.2 million for the six-months ended June 30, 2006 (the “2006 fiscal six-month period”) from $405.6 million for the six-months ended June 30, 2005 (the “2005 fiscal six-month period”).  This revenue increase was driven primarily by increased total enrollment at the Company’s higher education institutions, plus the impact of acquisitions within the last two years.

Latin America revenue for the 2006 fiscal six-month period increased by $99.2 million, or 46%, to $313.3 million compared to the 2005 fiscal six-month period.  Enrollment increases of 14.4% in schools owned in both fiscal six-month periods added revenues of $30.8 million over the 2005 fiscal six-month period.  The acquisitions of Universidad Tecnologica Centroamericana (“UNITEC”) and UAM within the last 12 months contributed additional revenue of $49.7 million.  For schools owned in both fiscal six-month periods, the Company increased local currency tuition by a weighted average of 5.5%, which served to increase revenues by $11.1 million.  Each institution in the segment offers programs at various prices based upon degree program.  For the 2006 fiscal six-month period, the effects of product mix resulted in a $4.2 million reduction in revenue compared to the 2005 fiscal six-month period, primarily due to lower-priced working adult and high school enrollments.  The effects of currency translation increased revenues by $11.8 million, primarily due to the strengthening of the Chilean Peso and Mexican Peso relative to the U.S. Dollar.  Latin America revenue represented 58% of total revenues for the 2006 fiscal six-month period and 53% of total revenues for the 2005 fiscal six-month period.

Europe revenue for the 2006 fiscal six-month period increased by $10.7 million, or 10%, to $117.2 million compared to the 2005 fiscal six-month period. Enrollment increases of 4.4% in schools owned in both fiscal six-month periods added revenues of $5.3 million over the 2005 fiscal six-month period, and the acquisition of an interest in Cyprus College within the last 12 months contributed additional revenue of $8.8 million.  For schools owned in both fiscal six-month periods, the Company increased local currency tuition by a weighted average of 3.6%, which served to increase revenues by $3.8 million.  Each institution in the segment offers programs at various prices based upon degree or certificate program.  For the 2006 fiscal six-month period, the effects of product mix resulted in a $1.5 million reduction in revenue compared to the 2005 fiscal six-month period, primarily due to lower-priced post-graduate enrollment growth in Spain and Hospitality (Swiss Hotel Association Hotel Management School Les Roches (“Les Roches”) and Glion Institute of Higher Education (“Glion”)) exceeding undergraduate enrollment growth.  The effects of currency translation decreased revenues by $5.7 million, due to the weakening of the Euro and Swiss Franc against the U.S. Dollar.  Europe revenue represented 22% of total revenues for the 2006 fiscal six-month period and 26% for the 2005 fiscal six-month period.

Laureate Online Education revenue increased by $22.7 million, or 27%, to $107.7 million for the 2006 fiscal six-month period compared to the 2005 fiscal six-month period.  Enrollment increases added revenues of $7.4 million.  The increase in tuition by a weighed average of 4.3% served to increase revenues $4.0 million and other factors, primarily a favorable change in degree program mix, added $11.3 million.  Laureate Online Education revenue represented 20% of total revenues for the 2006 fiscal six-month period and 21% of total revenues for the 2005 fiscal six-month period.

Direct Costs. Total direct costs of revenues increased $113.2 million, or 33%, to $460.0 million for the 2006 fiscal six-month period from $346.8 million for the 2005 fiscal six-month period.  Direct costs represented 85% of total revenues in both the 2006 fiscal six-month period and the 2005 fiscal six-month period.

Latin America direct costs increased by $83.7 million to $256.6 million, or 82% of Latin America revenue for the 2006 fiscal six-month period, compared to $172.9 million or 81% of Latin America revenue for the 2005 fiscal six-month period.

An increase of $31.6 million in direct costs reflected higher expenses due to increased enrollments and expanded operating activities compared to the 2005 fiscal six-month period.  Acquired businesses increased direct costs by $43.0 million.  For the 2006 fiscal six-month period, the effects of currency translations increased direct costs by $9.0 million, primarily the strengthening of the Chilean Peso and Mexican Peso against the U.S. Dollar.

Europe direct costs increased by $8.2 million to $97.6 million, or 83% of Europe revenue for the 2006 fiscal six-month period, compared to $89.4 million, or 84% of Europe revenue for the 2005 fiscal six-month period.  Higher enrollments and expanded operations at the higher education institutions compared to the 2005 fiscal six-month period increased direct costs by $5.0 million, and acquired businesses increased direct costs by $7.4 million.  For the 2006 fiscal six-month period, the effects of currency translations decreased direct costs by $4.2 million, due to the weakening of the Euro and Swiss Franc against the U.S. Dollar.

Campus-based segments’ overhead expense increased by $4.6 million to $10.6 million for the 2006 fiscal six-month period, compared to $6.0 million for the 2005 fiscal six-month period.  The increase is primarily attributable to the accrual of performance-based compensation as well as increased professional fees, payroll and management travel expenses in support of the growth of the Company’s international operations.  In addition, there was an increase in equity-based compensation of $1.6 million, including the impact of expensing of stock options of $1.0 million under SFAS No. 123R.

Laureate Online Education direct costs increased by $16.8 million to $95.3 million, or 88% of Laureate Online Education revenue for the 2006 fiscal six-month period, compared to $78.5 million, or 92% of Laureate Online Education revenue for the 2005 fiscal six-month period.  The decrease in direct costs as a percentage of revenues is primarily due to Walden achieving significantly higher profit margins on higher revenue due to efficiencies that resulted from scale.

General and Administrative Expenses.  General and administrative expenses increased by $8.8 million to $21.3 million for the 2006 fiscal six-month period from $12.5 million for the 2005 fiscal six-month period.  The increase is primarily attributable to the accrual of performance-based compensation as well as higher payroll and other employee related costs resulting from increased headcount, professional fees and travel expenses to support the rapid growth in the Company’s global operations.  In addition, there was an increase in equity-based compensation of $2.5 million, including the impact of expensing stock options of $0.8 million under SFAS No. 123R.

Non-Operating Income/Expense.  Non-operating income/expenses increased to $10.3 million for the 2006 fiscal six-month period.  The increase is primarily attributable to the gain on sale of Chancery Software, Ltd. of $9.3 million in the 2006 fiscal six-month period.

Interest and other income increased $2.3 million to $8.0 million from $5.7 million in the 2005 fiscal six-month period, primarily due to additional interest income earned on long-term student receivables as well as an increase in income earned on higher cash balances.

Interest expense increased $1.7 million primarily due to increased borrowings on outstanding lines of credit used for acquisition purposes as well as indebtedness assumed with the Company’s 2005 acquisitions.

Income Taxes.  The Company has operations in multiple countries, many of which have statutory tax rates lower than the United States.  Approximately 82% of the Company’s revenues were generated outside the United States for the six-months ended June 30, 2006.  The Company’s effective tax rate from continuing operations was 18.4% and 11.2% for the six-months ended June 30, 2006 and 2005, respectively. For the six-months ended June 30, 2006, the effective rate includes the impact of FIN No. 18.  FIN No. 18 only applies to interim periods, and has no effect on the Company’s annual effective rate. The Company’s effective rate for the six-months ended June 30, 2006, excluding the impact of FIN No. 18 and discrete events for which the income tax effect was recorded in its entirety in the 2006 fiscal six-month period was 8.7%, which approximates the Company’s forecasted annual effective tax rate for 2006. For the six-months ended June 30, 2005, the Company’s effective tax rate was 11.2%, and the impact of FIN No. 18 was immaterial. The forecasted effective tax rate for 2006 will decrease from the 2005 effective tax rate due to the impact of recent acquisitions in lower taxed jurisdictions and foreign tax planning initiatives implemented during the first quarter of 2006.

Minority Interest in Income of Consolidated Subsidiaries, Net of Tax.  Minority interest in income of consolidated subsidiaries increased $6.6 million to $14.8 million in the 2006 fiscal six-month period from $8.2 million in the 2005 fiscal six-month period.  This increase was due to an increase in net income in the Latin American segment causing an increase of $2.6 million in minority interest.  In addition, the acquisitions of interests in Cyprus College and UAM caused an increase in minority interest of $3.6 million.

Liquidity and Capital Resources

Cash provided by operations was $95.8 million for the 2006 fiscal six-month period, an increase of $26.8 million from $69.0 million for the 2005 fiscal six-month period.  This increase was caused by several factors including a $13.8 million increase in net income for the 2006 fiscal six-month period.  Adjustments for significant non-cash income and expense included a $5.3 million increase in depreciation and amortization, a $8.8 million decrease in the loss on disposal of discontinued operations, a $9.3 million increase in the gain on sale of Chancery Software, Ltd., a $5.5 million increase in equity-based compensation, which includes the impact of expensing stock options, a $6.6 million increase in minority interest in consolidated subsidiaries, and a $4.0 million increase in deferred income taxes in the 2006 fiscal six-month period.  The operating assets and liabilities increased $10.2 million to a source of cash of $22.1 million in the 2006 fiscal six-month period compared to a source of cash of $11.9 million in the 2005 fiscal six-month period.

Cash used in investing activities increased $15.2 million from $85.9 million for the 2005 fiscal six-month period to $101.1 million for the 2006 fiscal six-month period.  Purchases of property and equipment were $41.7 million higher in the 2006 fiscal six-month period than in the 2005 fiscal six-month period.  Non-recurring activities taking place in the 2005 fiscal six-month period included $12.7 million in net proceeds from sales of discontinued operations relating to WSI, and $6.0 million in payments made for acquisitions.  In addition, net purchases of available-for-sale securities decreased $13.1 million in the 2006 fiscal six-month period compared to the 2005 fiscal six-month period, as well as a decrease of $3.0 million in expenditures for deferred costs and a decrease of $1.1 million in cash loaned for notes receivable.  Payments of deferred consideration for prior period acquisitions decreased $14.8 million in the 2006 fiscal six-month period compared to the 2005 fiscal six-month period.

Cash provided by financing activities increased $26.7 million to cash provided by financing activities of $13.9 million in the 2006 fiscal six-month period from cash used in financing activities of $12.7 million in the 2005 fiscal six-month period.  The most significant components of this change are a net increase in the proceeds from the exercise of stock options of $9.3 million and a decrease of $14.1 million in net repayments of long-term debt.

The foreign currency effect on the cash balances resulted in an increase of $1.0 million to $0.1 million in the 2006 fiscal six-month period from ($0.9) million in the 2005 fiscal six-month period.

In the fourth quarter of 2005, the Company entered into a 364-day, $120.0 million Credit Agreement (the “Agreement”) with Bank of America, N.A. (“Bank of America”).  The Agreement has a material covenant, which states that the Company is limited in total net debt, defined as debt minus unrestricted cash, to 2.5 times consolidated EBITDA, as defined.  The following subsidiaries of the Company are guarantors under the Agreement: Walden E-Learning, Inc., Walden University, Inc., The Canter Group of Companies, and Canter and Associates, Inc.  The outstanding balance on the line of credit was $31.5 million at June 30, 2006.  The Company is in compliance with its covenant requirements as of June 30, 2006.

The Company anticipates that cash flow from operations, available cash and existing credit facilities will be sufficient to meet its recurring operating requirements.  The Company will require additional liquidity in order to meet certain obligations, including contingent consideration to be paid to minority owners of its institutions and tax settlement obligations.  In order to meet these obligations, the Company recently announced its intention to enter into a $250 million Revolving Credit facility (the “Bank Facility”) with a group of banks.  Among other terms, the Bank Facility will have a 5-year term and a LIBOR-based interest rate based on a total leverage ratio.  This line of credit will be expandable up to an additional $100 million under similar terms.  The financial covenants will include a maximum leverage of 3.5 times EBITDA.  The Company’s existing $120 million facility will be canceled in conjunction with the closing of the new credit facility.  Additionally, the Company continues to examine opportunities in the educational services industry for potential synergistic acquisitions, which will require additional liquidity.

Contractual Obligations and Contingent Matters

                The following tables reflect the Company’s contractual obligations and other commercial commitments as of June 30, 2006:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Due in less than 1 year	Due in 1-3 years	Due in 4-5 years	Due after 5 years
Long-term debt [1]	$174,170	$59,460	$40,025	$20,002	$54,683
Interest payments [2]	31,488	8,150	14,129	5,587	3,622
Operating leases [3]	399,029	40,921	119,256	68,813	170,039
Due to shareholders of acquired companies [4]	52,515	23,428	17,800	1,427	9,860
Other long term liabilities [5]	1,200	1,200	—	—	—
Total contractual cash obligations	$658,402	$133,159	$191,210	$95,829	$238,204

	Amount of Commitment Expiration Per Period (in thousands)
Commercial Commitments	Total Amounts Committed	Due in less than 1 year	Due in 1-3 years	Due in 4-5 years	Due after 5 years
Guarantees [6]	$8,966	$3,430	$4,393	$1,143	$—
Purchase Obligations [7]	16,112	—	16,112	—	—
Standby letters of credit [8]	14,600	14,600	—	—	—
Total commercial commitments	$39,678	$18,030	$20,505	$1,143	$—

1 On October 26, 2005, the Company entered into the Agreement with Bank of America and certain other parties.  The Agreement expires on October 25, 2006 and is comprised of two tranches: Tranche A for $90.0 million and Tranche B for $30.0 million.  Tranche B has a $20.0 million sublimit for standby letters of credit.  The Agreement effectively supercedes the existing $30.0 million Credit Agreement dated June 30, 2003 by incorporating it as Tranche B in the Agreement.  The outstanding balance on the line of credit was $31.5 million at June 30, 2006.  Individual units within campus-based operations have unsecured lines of credit, which total $61.8 million, primarily for working capital purposes.  The aggregate outstanding balance on the campus-based segments’ lines of credit was $16.9 million at June 30, 2006, which is included in the current portion of long-term debt. The weighted average short term borrowing rates were 5.8% and 7.0% at June 30, 2006 and June 30, 2005 respectively.

2 Interest payments for variable rate long-term debt were calculated using the variable interest rate in effect at June 30, 2006.

3 In February 2006, the Company entered into a 15-year, approximately 140,000 square foot lease with Harbor East Parcel B — Commercial, LLC.  The lease has a 10-year non-cancellable lease term commencing in the first quarter of 2007.  Upon completion, the leased facility will become the Company’s corporate headquarters.

4 Refer to Footnote 8, “Due to Shareholders of Acquired Companies”.

5 Under terms of note agreements with Kendall College (“Kendall”), the Company has committed to providing total additional funding to Kendall of up to $1.2 million.  In the event the Company does not exercise its agreement to acquire Kendall, Kendall is obligated to enter into a lease agreement with the Company beginning September 1, 2007 to lease office space.  The lease commitment specifies a term of 36 months and annual rent of $1.0 million.

6  Subsequent to the divestiture of the K-12 segments, all leases related to Sylvan Learning Centers acquired by Educate, Inc. (“Educate”) were renegotiated or assigned in the name of Educate during the third quarter of 2003.  Leases with remaining payments of $5.0 million through December 2010 are guaranteed by the Company.  Under the terms of the Asset Purchase Agreement with Educate, the Company is indemnified against any losses suffered as a result of these lease guarantees. During 2004, the Company entered into an agreement to guarantee lease payments owed by Kendall to Key Equipment Finance. Leases with remaining payments of $4.0 million through December 2011 are guaranteed by the Company under this agreement.

7   As part of the acquisition of Ecole Centrale d’Electronique (“ECE”), the Company committed to purchase the remaining 30% ownership from the sellers on December 31, 2008 for approximately $9.0 million.  The agreement is denominated in Euros, and is subject to foreign currency exchange rate risk on the date of payment. As part of the acquisition of Institut Francais de Gestion (“IFG”), the Company committed to additional capital contributions, which will increase the Company’s share of ownership.  The agreement provides that, no later than July 31, 2006 and July 31, 2007, the Company shall contribute approximately $1.6 million and $2.4 million resulting in an increase in ownership share of 16% and 23%, respectively.  During the second quarter of 2006, the Company negotiated an amendment to the agreement that provides that the first additional capital contribution can be extended through July 31, 2007 instead of July 31, 2006.  There were no other material amendments made to the agreement.  The agreement is denominated in Euros, and is subject to foreign currency exchange rate risk on the dates of payment.  As part of the acquisition of Cyprus College, the Company committed to making a contribution of approximately $3.2 million between the closing date and three years thereafter.  The contributions will fund certain capital projects, if approved, and will not alter the relative equity interests.  The contribution commitment is denominated in Cypriot Pounds and is subject to foreign currency exchange rate risk on the dates of payment.

8  The Company has approximately $14.6 million outstanding in standby letters of credit.  The Company is self-insured for workers compensation and other insurable risks up to predetermined amounts above which third party insurance applies.  The Company is contingently liable to insurance carriers under certain of these policies and has provided a letter of credit in favor of the insurance carriers for approximately $1.1 million.  The Company has also issued a standby letter of credit in the amount of $1.5 million assuring the collectibility of a line of credit at Academia de Idiomas y Estudios Profesionales (“AIEP”), which is being used for working capital purposes.  The outstanding balance on the AIEP line of credit was $1.9 million at June 30, 2006.  In the first quarter of 2005, the Company issued a $12.0 million standby letter of credit in favor of WSI Education S.a.r.l. for a tax indemnification related to the sale of WSI.

Contingent Matters

                This chart is intended to be a high-level summary of purchase obligations and contingent arrangements.  Please refer to additional disclosure in the footnotes to the chart.

Higher Education Institution	Date of Contingency	Additional Ownership Share	Terms of Commitment or Contingent Transaction
Put Right Arrangements:
IFG[7]	October through November 2008	10%	$1.0 million

Universidad de Las Americas (“UDLA”) [1]	April 1, 2008	20%	Approximately 4.5 times average recurring earnings before interest and taxes (“EBIT”) for specified periods

Universidad Andres Bello (“UNAB”) and Academia de Idiomas y Estudios Profesionales (“AIEP”) [2]	April 1, 2009	20%	Variable purchase price based on average recurring EBIT for specified periods

UAM[3]	March 1, 2009	29%	Approximately 4 times recurring earnings before interest, taxes, depreciation and amortization (“EBITDA”) for certain specified periods
	Beginning March 1, 2013 through March 1, 2023	20%	Variable purchase price based on recurring EBITDA for certain specified periods

Cyprus College [4]	July 1, 2012 or up to five years thereafter	20%	Payable based on a variable scale for new enrollments and EBITDA related to the year prior to exercise

Call Right Arrangements:
UDLA [1]	April 1, 2009	20%	Approximately 5 times average recurring EBIT for specified periods

UNAB and AIEP [2]	April 1, 2009	20%	Variable purchase price based on average recurring EBIT for specified periods

UAM [3]	March 1, 2009	29%	The greater of 4 times recurring EBITDA for certain specified periods or equivalent per share valuation of the Company’s initial 51% acquisition of UAM, adjusted for inflation
	Beginning March 1, 2013 through March 1, 2023	20%	Variable purchase price based on recurring EBITDA for certain specified periods.

Cyprus College [4]	July 1, 2006	35%	6% - Payable April 2007 based on 6.25 times 2006 audited recurring EBITDA
			29% - Payable April 2012 based on a variable scale for new enrollments and 2011 EBITDA
	July 1, 2012 or up to five years thereafter	20%	Payable April in the year following exercise based on a variable scale for new enrollments and EBITDA related to the year prior to exercise

Contingent Earnouts (cash payments):
UDLA [5]	March 31, 2006 or 45 days after receipt of financial statements		$81.7 million (estimated based on 2004 and 2005 reported EBIT) (currently in negotiation)
	March 31, 2007 or 45 days after receipt of financial statements		$18.5 million (estimated based on 2005 reported EBIT)

Laureate Online Education BV 6	April 1, 2007		Approximately 75% of 4 times 2006 EBITDA, not to exceed $10.0 million
	April 1, 2008		Approximately 4 times the average of 2006 and 2007 EBITDA less the April 1, 2007 payment, not to exceed $10.0 million

Obligations and contingent payments (except for the contingent earnout on Laureate Online Education BV) are denominated in foreign currency and are subject to foreign currency risk.

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

1 Effective April 1, 2008 the minority owners of UDLA have a put right to require the Company to purchase their remaining 20% interest in Decon, the holding company that controls and operates UDLA, for a variable purchase price based on 4.5 times average recurring EBIT for certain specified periods. Effective April 1, 2009 the Company has a call right to acquire the remaining 20% interest for a variable purchase price based on 5.0 times average EBIT for certain specified periods.

2 Effective April 1, 2009 the minority owners of UNAB and AIEP have a put right to require the Company to purchase their 20% interest for a variable purchase price based on average recurring EBIT for certain specified periods. Effective April 1, 2009 the Company has a call right to acquire this 20% interest under a similar methodology for certain specified periods.

3 Effective March 1, 2009 the minority owners of UAM have a put right to require the Company to purchase an equity interest of 29% from the minority owners at a variable purchase price based on 4.0 times recurring earnings before EBITDA for certain specified periods. Also effective March 1, 2009, the Company has a call right to acquire the same 29% interest from the minority owners for a variable purchase price equal to the greater of 4.0 times recurring EBITDA for certain specified periods or the equivalent per share valuation of the Company’s initial 51% acquisition of UAM, as adjusted for local inflation. Beginning March 1, 2013 and continuing for ten years the minority owners and the Company have similar put and call rights, respectively, on the remaining 20% interest of the minority owners, with the purchase price determined based on a similar formula.

4 Effective January 1, 2012 and exercisable up to five years thereafter, the minority owners of Cyprus College have a put right to require the Company to purchase an equity interest of 20% from the minority owners at a variable purchase price based on a variable scale for new enrollments and EBITDA for the calendar year preceding the exercise date.  Effective January 1, 2006, the Company has a call right to acquire up to a 35% interest from the minority owners for a variable purchase price based on a variable scale for new enrollment and 2006 EBITDA.  Effective January 1, 2012 and exercisable up to five years thereafter, the Company has the call right to acquire the remaining 20% interest from the minority owners for a variable purchase price based on a variable scale for new enrollment and EBITDA for the calendar year preceding the exercise date.

7 As a part of the acquisition of IFG, the sellers may exercise a put option requiring the Company to purchase the remaining 10% ownership for approximately $1.0 million during the period October through November 2008.

Contingent Earnouts (cash payments)

5 Additional amounts of contingent consideration are due the sellers of UDLA based on operating results for the three years ending December 31, 2006.  The agreement stipulates that on the later of March 31, 2006 or 45 days after the Company receives the audited financial statements of Decon, the Company is obligated to the sellers for an amount equal to 60% of six times (i) average recurring EBIT for 2004 and 2005, less (ii) 2000 EBIT; this result is reduced by (iii) 42% of certain specified debt.  The Company has reviewed the Decon audited financials and the parties are presently engaged in negotiations regarding the amount due in respect of the contingent payment obligation.  Excluding adjustments of non-recurring EBIT items and any other negotiated amounts, the computed formula yields an estimated earnout of $81.7 million, although the actual amount to be mutually agreed upon with the sellers or otherwise determined under the applicable agreements may differ from this amount.  This amount is net of approximately $8.8 million of amounts owed to the Company from the sellers related to consideration from a prior acquisition of another university.  On the later of March 31, 2007 or 45 days after the Company receives the audited financial statements of Decon, the Company is obligated to the sellers for an amount equal to 20% of four times (i) average recurring EBIT for 2005 and 2006; this result is reduced by (ii) 20% of certain specified debt and (iii), $6.5 million.  Excluding adjustments of non-recurring EBIT items and any other negotiated amounts as well as including 2006 estimates and projections, the Company would be obligated to the sellers for approximately $18.5 million.  The Company has pledged its shares of Decon as security for its payment obligations to the sellers. The Company cannot dispose of, place any lien on or encumber the shares without the prior approval of the sellers.

6 Additional amounts of contingent consideration, not to exceed $10.0 million, are due the sellers of Laureate Online Education BV equal to four times the average of the audited EBITDA for the calendar years ending December 31, 2006 and 2007.

Impact of Recently Issued Accounting Standards

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure,and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company will be adopt FIN 48 on January 1, 2007.  An enterprise is required to disclose the cumulative effect of the change on retained earnings in the statement of financial position as of the date of adoption and such disclosure is required only in the year of adoption.  The Company is in the process of analyzing the implications of FIN 48.

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

Foreign Currency Risk

The Company derived approximately 82% of its revenues from students outside the United States for the six-months ended June 30, 2006.  This business is transacted through a network of international subsidiaries, generally in the local currency that is considered the functional currency of that foreign subsidiary.  Expenses are also incurred in the foreign currencies to match revenues earned, which minimizes the Company’s exchange rate exposure to operating margins.  A hypothetical 10% adverse change in average  foreign currency exchange rates would have decreased operating income and cash flows for the six-months ended June 30, 2006 by $9.4 million. The Company generally views its investment in most of its foreign subsidiaries as long-term. The effects of a change in foreign currency exchange rates on the Company’s net investment in foreign subsidiaries are reflected in other comprehensive income (loss) on the Company’s balance sheets.  A 10% depreciation in functional currencies relative to the U.S. dollar would have resulted in a decrease in the Company’s net investment in foreign subsidiaries of approximately $76.4 million at June 30, 2006.

The Company occasionally enters into foreign exchange forward contracts to reduce the earnings impact of non-functional currency denominated receivables.  The primary business objective of such activity is to protect the U.S. dollar value of the Company’s assets and future cash flows with respect to exchange rate fluctuations.  At June 30, 2006, the Company had one forward contract with an expiration date in 2009.  The gains and losses on these contracts are deferred in accumulated other comprehensive income until the changes in the underlying financial instruments are recorded in the income statement. At that time, the deferred gains and losses will be reclassified from accumulated other comprehensive income on the balance sheet to the income statement.

Interest Rate Risk

The Company holds its cash and cash equivalents in high quality, short-term, fixed income securities.  Consequently, the fair value of the Company’s cash and cash equivalents would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due to the short-term nature of the Company’s portfolio.  The Company’s revolving credit facility bears interest at variable rates, and the fair value of this instrument is not significantly affected by changes in market interest rates.  A 100 basis point decrease in interest rates would have decreased net interest income for the 2006 fiscal six-month period by $0.1 million.

The table below provides information about the Company’s financial instruments that are sensitive to changes in interest rates.  The table presents cash flows of weighted-average interest rates and principal payments for the following years ending June 30.  The fair value of the debt below approximates book value.

Total debt and due to shareholders of acquired companies (in millions of US dollars):	2007	2008	2009	2010	2011	Thereafter	Total
	(in millions)
Fixed rate (Chilean peso)	$21.0	$7.2	$1.3	$0.1	$0.1	$0.2	$29.9
Average interest rate	6.0%	5.5%	5.5%	8.5%	8.5%	8.5%	—
Fixed rate (Swiss franc)	2.4	2.4	2.4	2.4	2.4	23.2	35.2
Average interest rate	2.1%	2.2%	2.4%	2.6%	2.8%	3.1%	—
Fixed rate (Euro)	3.6	2.6	2.2	3.8	2.3	22.8	37.3
Average interest rate	4.4%	5.5%	5.6%	5.6%	5.7%	5.9%	—
Fixed rate (Brazilian Real)	5.3	5.0	5.0	—	—	—	15.3
Average interest rate	0.0%	0.0%	0.0%	—	—	—	—
Fixed rate (Honduran Lempira)	0.3	0.5	0.5	2.1	0.7	10.6	14.7
Average interest rate	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	—
Fixed rate (other)	4.3	—	—	—	—	—	4.3
Average interest rate	5.9%	—	—	—	—	—	—
Variable rate (Chilean peso)	5.6	1.5	1.4	1.4	1.4	1.1	12.4
Average interest rate	6.5%	6.1%	6.0%	5.8%	5.3%	4.3%	—
Variable rate (Swiss franc)	0.1	0.1	0.2	0.2	0.2	6.1	6.9
Average interest rate	4.0%	4.0%	4.0%	4.0%	3.9%	3.9%	—
Variable rate (Euro)	0.6	0.6	0.6	0.7	1.8	5.1	9.4
Average interest rate	3.4%	3.4%	3.4%	3.4%	3.4%	3.4%	—
Variable rate (Cypriot pound)	1.0	1.2	1.2	1.2	1.2	4.6	10.4
Average interest rate	6.0%	6.0%	6.0%	6.0%	6.0%	6.0%	—
Variable rate (Mexican Peso)	5.9	1.7	—	1.7	—	—	9.3
Average interest rate	2.1%	0.7%	—	0.3%	—	—	—
Variable rate (other)	32.8	2.2	2.2	2.2	1.2	1.0	41.6
Average interest rate	7.0%	10.0%	10.0%	10.0%	10.0%	10.0%	—

The weighted-average interest rates for the variable debt were calculated using the interest rate in effect as of June 30, 2006 for each debt instrument.

Investment Risk

                The Company has an investment portfolio that includes short-term investments in available-for-sale debt and equity securities.  The Company’s investment portfolio is exposed to risks arising from changes in these investment values.

                All the potential impacts noted above are based on sensitivity analysis performed on the Company’s financial position at June 30, 2006.  Actual results may differ materially.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the chief executive officer and the principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2006. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Act of 1934, including in this Quarterly Report on Form 10-Q is appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the chief executive officer and principal financial officer, to allow timely decisions regarding required disclosure.  Based on that evaluation, the chief executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as of June 30, 2006.

Changes in Internal Control over Financial Reporting

The Company’s management, including the chief executive officer and principal financial officer, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2006.  As previously disclosed in our Annual Report on Form 10-K/A, as of December 31, 2005, the Company identified a material weakness pertaining to insufficient controls over the accounting for income taxes as there was insufficient review of detailed analyses and supporting documentation by management with appropriate knowledge of income tax accounting, which resulted in an error in previously issued interim financial statements.  As a result of this assessment the Company has implemented several improvements in an overall program to remediate the material weakness.  During the six-months ended June 30, 2006, the Company conducted a complete review of the internal control structure for all tax processes and has implemented revisions to its reviews and controls of routine and non-routine transactions. The Company also stopped its involvement in providing tax services to former subsidiaries of the Company effective July 1, 2006.  In addition, the Company engages third party consultants for complex accounting and tax issues.  The Company continues to improve its documentation and standardization of tax related matters.  The Company also remains focused on increasing the quality and the depth of its tax resources, internally and externally.  Each of these corrective actions constitutes a change in the Company’s internal controls.  No other changes were made in the Company’s internal controls during the quarter ended June 30, 2006 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

                The Company is not currently a party to any litigation that management believes to be material.

Item 1A.  Risk Factors

                There has been no material change in the information provided in Item 1A of the Form 10-K/A Annual Report for the year ended December 31, 2005.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

                None.

Item 3.    Defaults Upon Senior Securities

                None.

Item 4.  Submission of Matters to a Vote of Security Holders

(a)	The Company held its Annual Meeting of Stockholders on June 28, 2006.
(b)

The following sets forth information regarding each matter voted upon at the Annual Meeting. There were 51,258,419 shares of common stock outstanding as of April 28, 2006, the record date for, and entitled to vote at the Annual Meeting.

Proposal No. 1. The stockholders approved election of all of the nominees to the board of directors. The tabulation of votes on this proposal was as follows:

Nominee	For	Withheld

Isabel Aguilera	43,990,969	1,484,140
Wolf H. Hengst	24,288,836	21,186,273
William Pollock	44,694,962	790,147

Continuing Directors
Douglas L. Becker
R. Christopher Hoehn-Saric
James H. McGuire
David Wilson
Richard W. Riley
John A. Miller

Proposal No. 2.  The stockholders ratified the Laureate Education, Inc. 2005 Stock Incentive Plan. The tabulation of votes on this proposal was as follows:

For Approval	33,704,943
Against Approval	6,298,708
Abstain	59,220
Total Shares Voted	40,062,871
Broker Non-Vote	5,412,238

Proposal No. 3. The stockholders approved and ratified the Amendment to Laureate Education, Inc. 2006 Executive    Annual Incentive Plan.  The tabulation of votes on this proposal was as follows:

For Approval	38,549,845
Against Approval	1,442,231
Abstain	7,195
Total Shares Voted	39,998,271
Broker Non-Vote	5,412,238

Proposal No. 4. The stockholders ratified the selection of Ernst & Young LLP as the Company’s independent auditors   for the year ending December 31, 2006. The tabulation of votes on this proposal was as follows:

For Approval	44,109,088
Against Approval	903,870
Abstain	25,809
Total Shares Voted	44,903,993

Item 5.    Other Information

                Effective July 1, 2006, the Company entered into a series of agreements which allows Walden to participate in the School as Lender Program under the Higher Education Act’s Federal Family Education Loan Program (“Title IV”).  Under the “eligible lender trustee” arrangement, Walden designated Wells Fargo Bank to serve as trustee for their Title IV loans.  Sallie Mae provides a $100 million line of credit facility to fund the origination of Title IV loans as well as a sale/purchase agreement to purchase all of the eligible Title IV loans from the trustee immediately after funding.  Through their purchases of the loans, Sallie Mae will incur all financial risk.  Since credit is both drawn and repaid on the date of loan origination, it is anticipated that no indebtedness will be outstanding as of the end of any period and that no interest expense will be incurred.

                An eligible Title IV loan is a Stafford Loan to a Walden graduate or professional student with payment guaranteed by a non-profit entity and reinsured by the Secretary of Education.  Walden has agreed, among other things, during the terms of the agreement not to a) own any Title IV loans or (b) originate, disburse or market Title IV loans as an eligible lender trustee with any other lender.  Walden makes representations and warranties regarding ownership, enforceability and guaranty of the loans, and additional customary representations and warranties.

                The term of the agreements will expire on June 30, 2008, but will automatically renew for up to four successive one-year terms unless Walden or Wells Fargo notifies Sallie Mae at least 60 days before June 30, 2008, or the expiration of any successive term.  The agreements include terms and conditions, allowing Sallie Mae to suspend its lending and purchase obligations under certain circumstances.  In addition, each party may terminate the agreements under certain circumstances before the expiration.

Item 6.    Exhibits

(a)   Exhibits filed with this report:

Exhibit Number	Description
10.01	Revolving Financing Agreement dated June 1, 2006 among Walden University, Inc., Wells Fargo Bank, National Association and Sallie Mae, Inc. (a)
10.02	Exportss Agreement of June 1, 2006 among Sallie Mae, Inc., SLM Education Credit Finance Corporation, Walden University, Inc. and Wells Fargo Bank, National Association (a)
31(i).01	Certification of Douglas L. Becker pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (a)
31(i).02	Certification of Rosemarie Mecca pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (a)
32.01	Certification of Douglas L. Becker pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (b)
32.02	Certification of Rosemarie Mecca pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (b)

*Incorporated by reference
(a)Filed herewith
(b)Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 4, 2006.

LAUREATE EDUCATION, INC.
(Registrant)

By:	/s/ Rosemarie Mecca
Rosemarie Mecca
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)