Form 10-Q
period 2006-09-30
LAUREATE EDUCATION, INC.
filed 2006-11-03
CIK 912766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2006 or

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

The registrant had 51,435,244 shares of Common Stock, par value [$.01] per share, outstanding as of October 30, 2006.

i

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollar and share amounts in thousands, except per share data)

	September 30, 2006	December 31, 2005
		(as restated - Note 2)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$168,260	$105,106
Available-for-sale securities	5,308	4,768

Receivables:
Accounts receivable	144,418	181,211
Notes receivable	76,830	104,880
Other receivables	13,159	14,208
	234,407	300,299
Allowance for doubtful accounts	(45,605)	(39,006)
	188,802	261,293

Inventory	5,808	5,282
Deferred income taxes	18,578	16,978
Income tax receivable	2,517	2,373
Prepaid expenses and other current assets	24,243	17,836
Total current assets	413,516	413,636

Notes receivable, less current portion, net of allowance of $10,472 and $9,328 at September 30, 2006 and December 31, 2005, respectively	85,751	83,813

Property and equipment:
Land	121,387	101,993
Buildings	320,783	256,941
Construction in-progress	53,644	40,856
Furniture, computer equipment and software	274,196	223,143
Leasehold improvements	95,862	81,336
	865,872	704,269
Accumulated depreciation and amortization	(167,347)	(130,332)
	698,525	573,937

Goodwill	511,339	412,215
Other intangible assets:
Tradenames and accreditations	263,876	215,112
Other intangible assets, net of accumulated amortization of $17,935, and $14,397 at September 30, 2006 and December 31, 2005, respectively	7,599	7,163
	782,814	634,490

Deferred income taxes	31,702	25,760
Deferred costs, net of accumulated amortization of $17,974 and $14,041 at September 30, 2006 and December 31, 2005, respectively	22,396	21,935
Other assets	23,709	19,651
Assets of discontinued operations	—	2,906
Total assets	$2,058,413	$1,776,128

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)
(Dollar and share amounts in thousands, except per share data)

	September 30, 2006	December 31, 2005
		(as restated - Note 2)
	(unaudited)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$38,758	$30,078
Accrued expenses	63,585	50,739
Accrued compensation and benefits	61,250	55,724
Deferred revenue	223,497	273,030
Current portion of long-term debt	89,927	63,044
Current portion of due to shareholders of acquired companies	23,675	18,737
Income tax payable	21,772	31,615
Deferred income taxes	28,937	28,644
Other current liabilities	2,227	3,543
Total current liabilities	553,628	555,154

Long-term debt, less current portion	320,946	99,997
Due to shareholders of acquired companies, less current portion	29,349	46,686
Deferred income taxes	4,791	583
Other long-term liabilities	25,627	22,876
Total liabilities	934,341	725,296

Commitments and contingent liabilities	—	—

Minority interest	61,706	72,354

Stockholders’ equity:
Preferred stock, par value $.01 per share — authorized 10,000 shares, no shares issued and outstanding as of September 30, 2006 and December 31, 2005	—	—
Common stock, par value $.01 per share — authorized 90,000 shares, issued and outstanding shares of 51,404 and 49,861 as of September 30, 2006 and December 31, 2005, respectively	514	499
Additional paid-in capital	532,865	503,791
Retained earnings	485,021	435,735
Accumulated other comprehensive income	43,966	38,453
Total stockholders’ equity	1,062,366	978,478
Total liabilities and stockholders’ equity	$2,058,413	$1,776,128

See accompanying notes to financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Dollar amounts in thousands, except per share data)

	Three months ended September 30,
	2006	2005
		(as restated - Note 2)
	(Unaudited)

Revenues	$260,906	$193,800

Costs and expenses
Direct costs	236,250	170,214
General and administrative expenses	11,154	8,145
Total costs and expenses	247,404	178,359

Operating income	13,502	15,441

Other income (expense)
Interest and other income	4,527	2,876
Interest expense	(4,886)	(2,611)
Foreign currency exchange gain (loss)	854	(90)
	495	175
Income from continuing operations before income taxes, minority interest, and equity in net loss of affiliates	13,997	15,616
Income tax expense	(591)	(1,749)
Minority interest in income of consolidated subsidiaries, net of tax	(3,359)	(4,634)
Equity in net loss of affiliates, net of tax	(163)	(166)

Income from continuing operations	9,884	9,067
Loss from discontinued operations, net of income tax expense of $0 in 2006 and $0 in 2005	(113)	(229)
Gain from disposal of discontinued operations, net of income tax benefit of $2,341 in 2006 and $0 in 2005	2,217	—

Net income	$11,988	$8,838

Earnings per common share, basic:
Income from continuing operations	$0.19	$0.18
Net income	$0.23	$0.18

Earnings per common share, diluted:
Income from continuing operations	$0.19	$0.17
Net income	$0.23	$0.17

See accompanying notes to financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Dollar amounts in thousands, except per share data)

	Nine months ended September 30,
	2006	2005
		(as restated - Note 2)
	(Unaudited)
Revenues	$799,135	$599,446

Costs and expenses
Direct costs	696,200	517,020
General and administrative expenses	32,425	20,641
Total costs and expenses	728,625	537,661

Operating income	70,510	61,785

Other income (expense)
Gain on sale of Chancery Software, Ltd.	9,322	—
Interest and other income	12,531	8,565
Interest expense	(11,634)	(7,687)
Foreign currency exchange gain (loss)	540	(777)
	10,759	101

Income from continuing operations before income taxes, minority interest, and equity in net loss of affiliates	81,269	61,886
Income tax expense	(12,958)	(6,931)
Minority interest in income of consolidated subsidiaries, net of tax	(18,161)	(12,880)
Equity in net loss of affiliates, net of tax	(374)	(370)

Income from continuing operations	49,776	41,705
(Loss) Income from discontinued operations, net of income tax (expense) benefit of $(314) in 2006 and $285 in 2005	(1,786)	386
Gain (Loss) from disposal of discontinued operations, net of income tax (expense) benefit of $3,332 in 2006 and $(10,531) in 2005	1,296	(9,751)

Net income	$49,286	$32,340

Earnings per common share, basic:
Income from continuing operations	$0.97	$0.84
Net income	$0.96	$0.65

Earnings per common share, diluted:
Income from continuing operations	$0.94	$0.80
Net income	$0.93	$0.62

See accompanying notes to financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2006	2005
		(as restated - Note 2)
	(Unaudited)
Operating activities
Net income	$49,286	$32,340
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	35,563	26,861
Amortization	10,434	10,439
(Gain) loss on disposal of discontinued operations	(1,296)	9,751
Gain on sale of Chancery Software, Ltd.	(9,322)	—
Non-cash stock compensation expense	10,674	2,529
Minority interest in consolidated subsidiaries	18,161	12,760
Equity in net loss of affiliates	374	370
Deferred income taxes	(2,620)	(8,066)
Other non-cash items	(2,304)	(2,065)
Changes in operating assets and liabilities:
Receivables	64,021	52,481
Income tax receivable	369	15,676
Inventory, prepaid expenses and other current assets	(6,965)	(6,406)
Accounts payable and accrued expenses	23,022	(14,835)
Income tax payable	(9,333)	(7,614)
Deferred revenue and other current liabilities	(45,599)	(28,292)
Net cash provided by operating activities	134,465	95,929

Investing activities
Purchase of available-for-sale securities	(4,786)	(4,393)
Proceeds from sales or maturity of available-for-sale securities	4,420	2,950
Change in investment in and advances to affiliates and other investments	(230)	—
Purchase of property and equipment, net	(143,380)	(82,861)
Proceeds from sales of discontinued operations, net of cash sold	—	12,654
Cash loaned in exchange for notes receivable	(5,476)	(5,414)
Proceeds from repayment of notes receivable	3,596	—
Proceeds from the sale of Chancery Software, Ltd.	7,050	—
Cash paid for acquisitions, including deferred consideration, net of cash acquired	(174,478)	(34,717)
Expenditures for deferred costs	(2,702)	(9,089)
Change in other long-term assets	(4,501)	1,578
Net cash used in investing activities	(320,487)	(119,292)

Financing activities
Proceeds from exercise of options	18,416	11,207
Proceeds from issuance of long-term debt	475,428	72,045
Payments on long-term debt	(243,055)	(80,067)
Change in other long-term liabilities	3,053	(1,238)
Net cash provided by financing activities	253,842	1,947
Effects of exchange rate changes on cash	(4,666)	3,351

Net change in cash and cash equivalents	63,154	(18,065)
Cash and cash equivalents at beginning of period	105,106	117,518
Cash and cash equivalents at end of period	$168,260	$99,453

See accompanying notes to financial statements.

Laureate Education, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollar and share amounts in thousands, except per share data)

Note 1 - Description of Business and Basis of Presentation

The accompanying unaudited consolidated financial statements of Laureate Education, Inc. and subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended December 31, 2005, included in the Company’s Annual Report on Form 10-K/A. Operating results for the three- and nine-month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The traditional semester programs in the education industry, with a summer break, result in significant seasonality in the operating results of the Company. The consolidated balance sheet at December 31, 2005 has been restated to reflect the retrospective application of the Company’s change in revenue recognition policies effective January 1, 2006 as described in Note 2. Certain amounts previously reported for 2005, including certain current and non-current notes receivable and deferred revenue balances, have been reclassified to conform to the 2006 presentation.

The Company provides higher education programs and services to over 240,000 students through a leading global network of licensed campus-based and online universities and higher education institutions (“higher education institutions”). The Company’s educational offerings are delivered through three separate reportable segments: Campus Based - Latin America (“Latin America”), Campus Based - Europe (“Europe”) and Laureate Online Education. Latin America and Europe own or maintain controlling interests in eleven and ten separately licensed higher education institutions, respectively. The Latin America segment has locations in Mexico, Chile, Brazil, Peru, Ecuador, Honduras, Panama, and Costa Rica. The Europe segment has locations in Spain, Switzerland, France, and Cyprus. The Laureate Online Education segment provides career-oriented degree programs to working adult students through Walden E-Learning, Inc. (“Walden”), Laureate Online Education BV, and Canter and Associates (“Canter”).

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

The Company has applied this change retrospectively to all prior period financial statements presented in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 154, “Accounting Changes and Error Corrections”, including retrospective application to all reporting periods presented. There is no material impact on the previously issued annual results of the Company as a result of this change.

All other revenue is recognized as earned over the appropriate service period, including the Company’s online business. Dormitory revenues are recognized over the occupancy period. Revenue from the sale of educational products is generally recognized when shipped and collectibility is reasonably assured.

The following amounts represent the changes to each financial statement line affected by the Company’s preferential change in revenue recognition for the consolidated balance sheet as of December 31, 2005 and the statement of operations for the three- and nine-month periods ended September 30, 2005:

December 31, 2005
Balance Sheet
Goodwill	$100
Total assets	$100

Deferred revenue	$656
Total liabilities	656

Minority interest	(325)

Retained earnings	181
Accumulated other comprehensive income	(412)
Total stockholders’ equity	(231)

Total liabilities and stockholders’ equity	$100

	Three-months ended September 30, 2005	Nine-months ended September 30, 2005
Statement of Operations
Increase/(Decrease) to:
Revenues	$(5,403)	$1,844

Operating income	(5,403)	1,844

Income from continuing operations before income taxes, minority interest and equity in net loss in affiliates	(5,403)	1,844

Minority interest in income of consolidated subsidiaries, net of tax	1,195	201
Income tax expense	1,228	1,475

Income from continuing operations	(2,980)	3,520
Net income	$(2,980)	$3,520

Increase/(Decrease) to:
Earnings per share, basic:
Income from continuing operations	$(0.06)	$0.07
Net income	$(0.06)	$0.07

Earnings per share, diluted:
Income from continuing operations	$(0.06)	$0.07
Net income	$(0.06)	$0.07

Income Taxes

The Company accounts for income taxes using the liability method pursuant to SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under the liability method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities (i.e., temporary differences) and are measured at prevailing enacted tax rates that will be in effect when these differences are settled or realized.

For interim purposes, the Company also applies Financial Accounting Standards Board (“FASB”) Interpretation No. 18, “Accounting for Income Taxes in Interim Periods” (an interpretation of APB Opinion No. 28) (“FIN 18”). FIN 18 measures the seasonality of any subsidiary, or controlled entity, that operates at an annual loss for which no income tax benefit is recognized. This seasonality can cause volatility in the interim effective rates. However, FIN 18 has no effect on the Company’s annual effective tax rate.

Equity-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, equity-based compensation expense for the three- and nine-months ended September 30, 2006 includes compensation expense for all equity-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Equity-based compensation expense for all equity-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs on a straight-line basis over the requisite service period, which is generally the vesting period of the award. SFAS 123R clarifies and expands the guidance in SFAS 123 in several areas, including measuring fair value and attributing compensation cost to reporting periods. Changes to SFAS 123 fair value measurement and service period provisions prescribed by SFAS 123R include a requirement to estimate forfeitures of share-based awards at the date of grant, rather than recognizing forfeitures as incurred as permitted by SFAS 123. The Company estimates the forfeiture rate based on the historical experience subsequent to the sale of the K-12 business units on June 30, 2003.

The Company uses the Black-Scholes-Merton method to calculate the fair value of stock options. The use of option valuation models requires the input of highly subjective assumptions, including the expected stock price volatility and the expected term of the option. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. For options issued subsequent to January 1, 2006, the Company has applied the provisions of SAB 107 in its adoption of SFAS 123R. Under SAB 107, the Company has estimated the expected term of granted options to be the weighted average mid-point between the vesting date and the end of the contractual term. The Company estimates the volatility rate based on the weekly historical closing stock price since the sale of the K-12 business units on June 30, 2003.

Prior to the adoption of SFAS 123R, the Company recognized equity-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, the Company presented the cash flows related to income tax deductions in excess of the compensation cost recognized on stock options exercised during the period (“excess tax benefits”) as operating cash flows in the consolidated statement of cash flows. SFAS 123R requires excess tax benefits to be classified as financing cash flows.

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

Impact of Recently Issued Accounting Standards

On July 13, 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 on January 1, 2007. An enterprise is required to disclose the cumulative effect of the change on retained earnings in the statement of financial position as of the date of adoption and such disclosure is required only in the year of adoption. The Company is in the process of analyzing the impact of FIN 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective in fiscal years beginning after November 15, 2007. The

Company will adopt SFAS 157 on January 1, 2008. The Company does not expect the adoption of this standard will have a material effect on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132 (R),” (“SFAS 158”). SFAS 158 requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. SFAS 158 requires prospective application, and the recognition and disclosure requirements are effective for the Company’s fiscal year ending December 31, 2006. In addition, SFAS 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for the Company’s fiscal year ending December 31, 2008. The Company is currently evaluating the impact of the adoption of SFAS 158 on the Company’s financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”). SAB 108 addresses how the effects of prior year uncorrected financial misstatements should be considered in current year financial statements. SAB 108 requires registrants to quantify misstatements using both balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relative quantitative and qualitative factors. SAB 108 does not change the SEC staff’s previous guidance in SAB 99, “Materiality,” on evaluating the materiality of misstatements. Additionally, SAB 108 addresses the mechanics of correcting misstatements that include the effects from prior years. SAB 108 requires registrants to apply the new guidance the first time it identifies material errors in existence at the beginning of the first fiscal year ending after November 15, 2006 by correcting these errors through a one time cumulative effect adjustment to beginning retained earnings. The Company does not expect the adoption of this standard will have a material effect on the Company’s financial position or results of operations.

Note 3 — Equity-Based Compensation

Equity-Based Compensation Plans

The Company’s Board of Directors may grant options under six equity-based compensation plans to selected employees, officers and directors of the Company to purchase shares of the Company’s common stock at a price not less than the fair market value of the stock at the date of the grant. The Laureate Education, Inc. 2005 Stock Incentive Plan (“2005 Plan”) is the only plan with significant stock option awards available for grant. Options outstanding under all six of the Company’s stock option plans have been granted at prices which are equal to or exceed the market value of the stock on the date of grant and vest ratably over periods not exceeding five years.

At the Company’s annual shareholder meeting on June 28, 2006, approval to an amendment to the 2005 Plan was obtained to increase the number of shares reserved under the 2005 Plan by 4,000 shares, with no more than 1,000 shares of that increased number being granted in the form of non-options (referred to as “2005 Plan Amendment No. 1”). Approval of the 2005 Plan Amendment No. 1 added 4,000 issuable shares, increasing available shares from 1,250 shares to 5,250 shares, of which no more than a total of 1,313 shares can be granted in the form of restricted shares or units.

Stock option awards under plans approved prior to the 2005 Plan are subject to time-based vesting generally over five years with a contractual term of ten years. Stock option awards under the 2005 Plan are subject to time-based vesting generally over four years with a contractual term of seven years. Stock options under the 2005 Plan vest ratably generally over a four year period; the first year vests generally on the first anniversary date and the remaining three years generally vest quarterly. Stock options granted to non-employee directors generally vested immediately prior to January 1, 2006. Subsequent to January 1, 2006, options granted to non-employee directors generally vest monthly over a one year period. Restricted stock and restricted stock unit (“RSU”) awards granted prior to December 2005 are subject to time-based vesting generally over five years. Restricted stock and RSU awards granted subsequent to December 2005 are generally performance-based and are commonly eligible for vesting over four years.

Stock Options

The following table summarizes the stock option activity of the Company for the nine-month period ended September 30, 2006:

	Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2005	6,188	$19.45

Granted	125	$47.39
Exercised	(1,487)	$13.50
Forfeited	(2)	$14.18
Outstanding at September 30, 2006	4,824	$22.09	$115,780
Exercisable at September 30, 2006	3,801	$16.93	$110,521
Vested and expected to vest at September 30, 2006	4,711	$22.09	$112,913

The weighted average remaining contractual term of options outstanding is 3.9 years. The weighted average contractual term of exercisable options outstanding is 3.3 years. The total intrinsic value, measured as the pre-tax difference between the exercise price and the market price on the date of exercise, of all options exercised during the period was $57,110.

The Company uses the Black-Scholes-Merton option pricing model to fair value stock options. The use of option valuation models requires the input of highly subjective assumptions, including the expected term and the expected stock price volatility. The weighted average estimated fair value of stock options granted for the nine-months ended September 30, 2006 was $14.53. The total compensation expense related to stock options was $1,730 and $4,416, net of the impact of estimated forfeitures, for the three- and nine-month periods ended September 30, 2006, respectively.

As of September 30, 2006, $13,243 of total unrecognized equity-based compensation cost related to stock options is expected to be recognized over a weighted average period of 2.3 years.

Nonvested Restricted Stock and Restricted Stock Units

Nonvested restricted stock and RSU awards as of September 30, 2006 and changes during the nine-month period ended September 30, 2006 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2005	594	$38.18

Granted	44	$44.62
Lapsed	(65)	$22.08
Forfeited	—	—-
Nonvested at September 30, 2006	573	$40.67

Of the nonvested restricted stock and RSU awards above, 239 shares with a weighted-average grant date fair value of $51.49 per share, are subject solely to performance-based conditions. The restrictions on the awards are eligible for lapse annually on the anniversary date of the award over a four year period. A fixed percentage of shares are eligible for vesting each year, with the potential to fully vest in subsequent years if performance warrants. No shares will vest if required performance levels are not achieved during the four-year period and the applicable one-year catch up period. The compensation expense associated with these awards is evaluated on a quarterly basis for progress toward achievement of pre-determined performance targets. The compensation expense is recognized when it is probable that the performance levels will be met.

As of September 30, 2006, there was $14,248 of unrecognized equity-based compensation expense related to nonvested restricted stock and RSU awards. The cost is expected to be recognized over a weighted-average period of 2.9 years, assuming that all performance conditions are met.

The fair value of the nonvested restricted stock and RSU awards is measured using the close price of the Company’s stock on the date of grant. The total compensation expense related to restricted stock and RSU awards was $2,040 and $5,701 for the three- and nine-month periods ended September 30, 2006, respectively.

For the three-months ended September 30, 2006 and 2005, total equity-based compensation expense was allocated as follows:

	2006	2005
Direct costs	$1,816	$367
General and administrative expenses	2,146	968
Equity-based compensation expense before income taxes	3,962	1,335
Income tax benefit	(1,280)	(489)
Total equity-based compensation expense after income taxes	$2,682	$846

For the nine-months ended September 30, 2006 and 2005, total equity-based compensation expense was allocated as follows:

	2006	2005
Direct costs	$5,401	$961
General and administrative expenses	5,272	1,568
Equity-based compensation expense before income taxes	10,673	2,529
Income tax benefit	(3,744)	(923)
Total equity-based compensation expense after income taxes	$6,929	$1,606

Prior to January 1, 2006, the Company provided pro forma disclosure amounts in accordance with SFAS 123, as if the fair value method defined by SFAS 123 had been applied to its equity-based compensation.

The following average assumptions were used in calculating pro forma equity-based compensation expense for the nine-months ended September 30, 2005 and recorded equity-based compensation for the nine-months ended September 30, 2006:

	2006	2005
Average risk-free interest rate	4.8%	3.9%
Expected dividend yield	0.0%	0.0%
Expected lives	1-4.75 years	0-7.5 years
Average expected volatility	27.8%	30.2%

The pro forma table below reflects net income and basic and diluted net earnings per share for the three- and nine-months ended September 30, 2005 had the Company applied the fair value recognition provisions of SFAS No. 123:

	Three-months ended September 30, 2005	Nine-months ended September 30, 2005
Net income, as reported (as restated — Note 2)	$8,838	$32,340
Equity-based employee compensation expense included in net income, as reported, net of tax	846	1,606
Equity-based employee compensation expense as if the fair value method had been applied, net of tax	(1,092)	(3,449)
Pro forma net income	$8,592	$30,497

Earnings per share:
Basic - as reported	$0.18	$0.65
Basic - pro forma	$0.17	$0.62
Diluted — as reported	$0.17	$0.62
Diluted — pro forma	$0.17	$0.59

Pro forma compensation expense recognized under SFAS No. 123 does not consider estimated forfeitures. The terms and nature of the 2006 equity-based compensation awards create computational differences between the pro forma compensation presented above and the equity compensation recognized in 2006 that render the calculations incomparable.

As a result of adopting SFAS 123R, for the three-month period ended September 30, 2006, income before income taxes and net income was $1,730 and $1,657 lower, respectively, than if the Company had continued to account for equity-based compensation under APB 25. For the nine-month period ended September 30, 2006, income before income taxes and net income was $4,416 and $3,712 lower, respectively, than if the Company had continued to account for equity-based compensation under APB 25. The impact on both basic and diluted earnings per share from continuing operations using the Company’s effective tax rate for the three- and nine-month periods ended September 30, 2006 was $0.03 and $0.07 per share, respectively. In addition, prior to the adoption of SFAS 123R, the Company presented the tax benefit of stock option exercises as operating cash flows. Upon the adoption of SFAS 123R, tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows. Under SFAS 123R, these excess tax benefits are not recognized until the tax deductions result in a reduction of tax liability instead of creating or increasing net operating losses. There was no excess tax benefit recorded for the three- and nine-months ended September 30, 2006.

 Note 4 - Discontinued Operations

During the third quarter of 2006, the Company sold the operations of Institut Francais de Gestion Langues (“IFG Langues”), a non-strategic part of IFG. Also, during the first quarter of 2005, the Company completed the sale of its Wall Street Institute (“WSI”) business. The operations and cash flows of the business components comprising the IFG Langues, WSI, India, and K-12 educational services were eliminated from ongoing operations as a result of the sale or abandonment and the Company does not have any significant continuing involvement in the operations after the disposal transactions. Therefore, these operations are classified as discontinued operations for all periods.

WSI Business

During the first quarter of 2006, the Company recorded a net gain of $261, including a tax benefit of $576, related to the settlement of franchisee lawsuits related to the WSI business. During the second quarter of 2006, the Company recorded an income tax gain of $700 due to the re-assessment of income tax accruals related to the disposal. During the third quarter of 2006, the Company recorded a $2,230 beneficial tax return adjustment related to the discontinued operations of the WSI business.

During the third quarter of 2006 and 2005, WSI Education S.a.r.l. received preliminary field audit reports assessing Italian value added taxes (“VAT”) owed related to services provided by the WSI business unit in 2004 and 2003 and prior to its disposition, respectively. Under the terms of the sale agreement with WSI, the Company agreed to indemnify WSI from obligations that may arise as a result of an Italian VAT assessment related to periods prior to the closing of the sale of the WSI business unit on February 28, 2005. However, the Company is entitled to the value of the tax benefit of any indemnification. In the first quarter of 2005, the Company issued a $12,000 standby letter of credit in favor of WSI Education S.a.r.l for a tax indemnification related to the sale of WSI. The Company has filed, on behalf of WSI Education S.a.r.l., an appeal with the Italian authorities and a complaint against the Italian Republic at the European Union Commission for restraint of trade based on the VAT exemption only being available to Italian owned companies. In the third quarter of 2006, the Company received notification that the Italian Court denied the stay of payment request, which sought to defer payment of the tax and interest portion of the obligation that is normally required to commence court proceedings. As a result, the Company deposited approximately $3,000 with the Italian tax authority, representing approximately 50% of the 2003 and prior total tax and interest assessed to date. The next hearing will be on January 25, 2007. The Company continues to believe that a loss from this matter is not probable, nor is it possible to estimate the ultimate outcome of this issue. As a result, no expense for any potential adverse outcome of this matter has been recorded in the consolidated financial statements. The Company intends to vigorously pursue these cases.

Other

In July 2006, the Company sold IFG Langues, a non-strategic part of IFG, to an unrelated third party. Under the agreement, the buyer purchased all assets and assumed substantially all third party liabilities of the business. As a result of comparing the carrying value of the net assets held for sale of the IFG Langues business to the estimated net realizable value of the business upon completion of the sale, the Company had estimated an additional after-tax loss of $2,310 during the second quarter and, accordingly, has included this amount as a component of loss from discontinued operations for the nine-months ended September 30, 2006. During the third quarter of 2006, the Company recorded an adjustment to decrease the estimated after-tax loss on the sale of IFG Langues recorded in the second quarter of 2006 by $153.

Summarized Financial Information of Discontinued Operations

Summarized operating results from the discontinued operations included in the Company’s consolidated statement of operations were as follows for the three-months ended September 30:

	WSI		Other
	2006	2005	2006	2005
Revenues	$—	$—	$420	$1,329
Pretax loss from discontinued operations	$(14)	$(69)	$(99)	$(160)

Nine-months ended September 30:

	WSI		Other
	2006	2005	2006	2005
Revenues	$—	$12,310	$4,207	$4,830
Pretax (loss) income from discontinued operations	$(39)	$411	$(1,433)	$(310)

Net assets of the other discontinued operations were as follows:

December 31, 2005
Current assets	$2,192
Property and equipment, net	386
Tradename/accreditation	165
Other assets	163
Total net assets of discontinued operations	$2,906

Note 5 — Acquisitions

On August 16, 2006, the Company entered into a binding agreement to purchase the remaining 20% of the share capital of Desarrollo del Conocimiento S.A. (“Decon”) and Desarrollo de la Educacion Superior S.A. (“Desup”) that was not previously owned by the Company, in order to increase the Company’s ownership to 100%. Decon and Desup control the Company’s Chilean businesses, including a subsidiary in Ecuador.  The purchase price of $174,174, including transaction costs of $5,904 and other non-cash consideration of $7,470, was paid on September 12, 2006. In addition to the final 20% share capital in Decon and Desup, this amount includes the remaining balances payable by the Company as contingent earnouts with respect to the Company’s previous purchases of the initial 80% of the share capital of Decon. Following the closing, the Company will have no further monetary obligations with respect to the purchase of the capital stock of Decon and Desup.  The Company began 100% consolidation of the Chilean businesses effective September 12, 2006.

The Company accounted for this step acquisition using the purchase method of accounting, allocating the purchase price to its incremental share of acquired identifiable intangible assets and liabilities assumed based on estimated fair values at the date of the step acquisition, with the excess of $92,563 recorded as additional goodwill, as follows:

Goodwill	$92,563
Other intangible assets (amortizing and non amortizing)	50,207
Total assets acquired	142,770
Other long-term liabilities	342
Minority interest	(31,746)
Total liabilities assumed	(31,404)
Net assets acquired	$174,174

The preliminary allocation of the purchase price is subject to revision based on the final determination of fair values.

Note 6 — Notes Receivable (Long-term)

Notes receivable (long-term) consists of the following:

	September 30, 2006	December 31, 2005
Trade notes receivable (long-term), net of allowance of $10,472 and $9,328 at September 30, 2006 and December 31, 2005, respectively	$32,929	$34,762
Notes receivable (long-term):
Kendall College	32,090	25,395
WSI Education S.a.r.l.	14,472	13,448
Other	6,260	10,208
	$85,751	$83,813

Of the balance of long-term trade notes receivable, $8,359 was unearned as of September 30, 2006 and is included in deferred revenue on the Company’s balance sheet.  Tuition revenues are generally billable, and the full amount of notes receivable and related deferred revenue are recorded, when a note agreement is signed by the student.

Note 7— Other Intangible Assets

The following table summarizes other intangible assets as of September 30, 2006:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Subject to amortization:
Student rosters	$23,028	$(16,244)	$6,784
Non-compete agreements	1,323	(917)	406
Other	1,183	(774)	409
Total	$25,534	$(17,935)	$7,599

Amortization expense for intangible assets was $1,279 and $3,555 for the three- and nine-months ended September 30, 2006, respectively, and $1,751 and $5,223 for the three- and nine-months ended September 30, 2005 respectively. The estimated future amortization expense for intangible assets for the remaining three-month period of 2006 is $970. The estimated future amortization expense for intangible assets for each of the five years subsequent to December 31, 2006 is as follows: 2007 - $3,241; 2008 - $1,369; 2009 - $974; 2010 - $851; 2011 and beyond - $194.

Note 8 - Long-Term Debt

Long-term debt consists of the following:

	September 30,	December 31,
	2006	2005
Long-term credit lines under the Bank Facility bearing interest at rates ranging from 6.83% to 6.90%	$207,473	$—
Various unsecured lines of credit bearing interest at variable rates ranging from 3.45% to 8.60%	86,797	51,332
Mortgage notes payable bearing interest at variable rates ranging from 3.35% to 8.50%	52,404	52,429
Notes payable secured by fixed assets, bearing interest at rates ranging from 3.95% to 10.00%	27,481	24,239
Capital lease obligations bearing interest at rates ranging from 2.60% to 6.98%	22,610	12,374
Various notes payable bearing interest at fixed rates ranging from 3.00% to 8.09%	12,298	19,742
Various notes payable bearing interest at variable rates ranging from 3.15% to 9.05%	1,810	2,925
	410,873	163,041
Less: current portion of long-term debt	89,927	63,044
Total long-term debt, net of current portion	$320,946	$99,997

On August 16, 2006, the Company entered into a $250,000 Credit Agreement (the “Bank Facility”) with JPMorgan Chase Bank, National Association (“JPMorgan Chase”) and certain other parties thereto.

The Bank Facility expires on August 16, 2011 and is comprised of two sub-facilities:  a U.S. sub-facility for $150,000 and a Spanish sub-facility for $100,000. The Bank Facility has a swingline loan feature of up to $10,000 and an expansion feature for an aggregate principal amount of up to $100,000. The new borrowings were used in part to repay the Company’s prior credit agreement dated as of October 26, 2005 with Bank of America, National Association, which was terminated at the time of repayment, except for a $5,000 swingline that was kept in place. The proceeds of subsequent borrowings under the Bank Facility will be used for general corporate purposes, including acquisitions and the transaction described in Footnote 5.

The Bank Facility provides that all borrowings under the U.S. sub-facility are denominated in U.S. Dollars. Borrowings under the Spanish sub-facility may be denominated in U.S. Dollars or foreign currency. Borrowings bear interest (a) in the case of U.S. Dollar-denominated loans, at the Borrower’s option, at either (i) the applicable LIBOR rate or (ii) the higher of JPMorgan Chase’s prime rate or the Federal Funds effective rate (the “Alternate Base Rate”), plus, in the case of both (i) and (ii), a margin that varies according to the Company’s net leverage ratio; (b) in the case of loans denominated in foreign currency, at the applicable LIBOR rate plus a margin that varies according to the Company’s net leverage ratio; and (c) in the case of swingline loans, at the Alternate Base Rate, as defined in the Bank Facility.

The Bank Facility contains affirmative and negative covenants, including covenants related to maintenance of the Company’s net leverage ratio and interest expense coverage ratio and covenants restricting indebtedness, liens, investments, asset transfers and distributions. The obligations of the Company under the Bank Facility are guaranteed by certain subsidiaries, and, in the case of the Spanish sub-facility, by the Company. The obligations of the Company under the Bank Facility are secured by a pledge of certain equity interests and other assets of the Company.

During the third quarter of 2006, Universidad Del Valle De Mexico (“UVM”) entered into a new credit line for $27,285.  The term of the credit line is 30 months with decreases in the available line of $2,700 per quarter.  The interest rate of the credit line is the Mexican interbank rate (TIEE).  In addition, UVM also renewed two existing credit lines during the third quarter for a total amount of $36,380.  The proceeds of the borrowings are used to support the growth of UVM.  The proceeds of the borrowings will be used to fund working capital needs including acquisitions.

Note 9 - Due to Shareholders of Acquired Companies

Due to shareholders of acquired companies consists of the following amounts payable in cash:

	September 30,	December 31,
	2006	2005
Amounts payable to former shareholders of:
Universidade Anhembi Morumbi (“UAM”)	$15,611	$13,658
Universidad Tecnologica Centroamericana (“UNITEC”)	14,498	14,814
Universidad Andres Bello (“UNAB”)	13,802	24,929
Universidad Interamericana (“UI”)	4,200	4,200
Universidad Peruana de Ciencias Aplicadas (“UPC”)	3,007	2,859
Universidad del Noroeste (“UNO”)	1,806	1,890
Universidad Latinoamericana de Ciencia y Tecnologia (“ULACIT”)	100	100
Cyprus College	—	2,973
	53,024	65,423
Less: current portion of due to shareholders	23,675	18,737
Total due to shareholders, net of current portion	$29,349	$46,686

During 2006, the amount payable to the former shareholders of Cyprus College was re-evaluated under the terms of the purchase agreement.  As a result, the liability and corresponding goodwill recorded in the transaction were decreased.

Note 10 - Income Taxes

The Company’s income tax provisions for all periods consist of federal, state, and foreign income taxes. The tax provisions for the three- and nine-month periods ended September 30, 2006 and 2005 were based on the estimated effective tax rates applicable for the 2006 and 2005 full years, after giving effect to significant items related specifically to the interim periods. The Company’s effective tax rate from continuing operations was 4.2% and 15.9% for the three- and nine-months ended September 30, 2006, respectively, and 11.2% for both the three- and nine-months ended September 30, 2005.  For the nine months ended September 30, 2006, the effective tax rate includes the impact of FIN 18.  FIN 18 only applies to interim periods and has no effect on the Company’s annual effective tax rate.  The effective tax rate for the three- and nine- months ended September 30, 2006, excluding the impact of FIN 18 and the discrete events described below, was (1.6%) and 6.7%, respectively. For both the three- and nine-month periods ended September 30, 2005, the Company’s effective tax rate was 11.2% and the impact of FIN 18 was immaterial. Recent acquisitions in lower-taxed jurisdictions and foreign tax planning initiatives have decreased the 2006 forecasted effective tax rate to 11.4% including discrete events, below the 2005 effective tax rate of 15.0%.  The Company has operations in multiple countries, many of which have statutory tax rates lower than the United States. Generally lower tax rates in these foreign jurisdictions along with the Company’s intent and ability to permanently reinvest foreign earnings outside of the United States results in an effective tax rate significantly lower than the United States statutory tax rate.

During the second quarter of 2006, Laureate Education, LLC (“Ventures”), a subsidiary of the Company, recorded a receivable of $9,322 from the sale of Chancery Software, Ltd (see Note 16).  Because this event monetized the last significant remaining uncertain asset of Ventures, the Company has reassessed its plans for the liquidation of Ventures.  As a result of the Chancery transaction and current liquidation plans, the Company re-evaluated its deferred tax assets related to Ventures, and recorded income tax expense of $6,991 to reduce the asset to its current net realizable value.

On February 8, 2006, the Company received notice of certain adjustments proposed by the Internal Revenue Service (the “IRS”) with respect to the Company’s 2000 federal income tax return. The proposed adjustments primarily relate to the gain on the sale of the Company’s Prometric testing subsidiary in 2000 for $775,000. The IRS claims that the Company owes additional taxes of approximately $54,600 plus penalties and interest. The Company filed a protest with the IRS during the second quarter of 2006 and will vigorously contest the IRS’s determination and believes that it has properly reported the transaction.  Consequently, the Company does not believe at this point that a loss from this matter is probable, nor is it possible to estimate the ultimate outcome if the Company does not prevail.  As a result, no accrual for any potential adverse outcome of this matter has been made in the consolidated financial statements; however, the Company can provide no assurance that the eventual outcome will not result in a material adverse amount.

On February 23, 2006, the Company received a Notice of Deficiency from the IRS for the Company’s 1997 federal income tax return disagreeing with the Company’s exclusion from income of a break up fee it received in its attempted acquisition of NEC. The Company is appealing the Notice of Deficiency and paid the current amount of the assessment, $8,100, and the associated interest due of $5,900, in May 2006.   These amounts had been previously accrued by the Company.  The Company is preparing its appeal to be appropriately filed in the United States Court of Claims.  The Company believes that it properly excluded the break up fee from income and intends to vigorously contest the IRS’s determination. Although the ultimate disposition of this issue is uncertain, based on current information, the Company believes that the outcome of this issue will not have a material adverse effect on the Company’s consolidated financial position, liquidity, or results of operations.

In April 2006, the IRS began a field examination of the Company’s 2003 federal income tax return.  In addition, there are several other income tax audits in progress, which includes an IRS examination of Walden for the 2003 federal income tax return; an examination of two of the Company’s Dutch subsidiaries, Sylvan I BV and Sylvan International BV for the 2000 through 2003 federal income tax returns; and an examination of the net operating loss carryforwards that Laureate Online Education BV inherited when it was purchased from third parties in 2004.  No assurance can be given as to the eventual outcome of these audits. Based on current information, the Company has adequately accrued for identified risks associated with these tax inquiries.  Amounts accrued related to these tax inquires are considered immaterial. However, the Company can provide no assurance that the eventual outcome will not result in a material adverse amount.

Note 11 — Stockholders’ Equity

The components of stockholders’ equity are as follows:

		Additional		Accumulated Other	Total
	Common	Paid-In	Retained	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Income	Equity

Balance at December 31, 2005 (as restated - Note 2)	$499	$503,791	$435,735	$38,453	$978,478

Options exercised for purchase of 1,487 shares of common stock, net of 35 replenishment shares	14	18,401	—	—	18,415
Non-cash stock compensation modification for former employee	—	557	—	—	557
Non-cash stock compensation	—	10,116	—	—	10,116
Other	1	—	—	—	1
Comprehensive income:
Net income for the nine months ended September 30, 2006	—	—	49,286	—	49,286
Foreign currency translation adjustment	—	—	—	5,428	5,428
Unrealized gain on available-for-sale securities	—	—	—	85	85
Total comprehensive income	—	—	—	—	54,799
Balance at September 30, 2006	$514	$532,865	$485,021	$43,966	$1,062,366

Note 12 — Comprehensive Income

The components of comprehensive income, net of related income taxes, are as follows:

	Three-months ended September 30,		Nine-months ended September 30,
		2005		2005
	2006	(as restated — Note 2)	2006	(as restated — Note 2)
Net income	$11,988	$8,838	$49,286	$32,340
Foreign currency translation adjustment	4,192	12,860	5,428	(10,184)
Unrealized (loss) gain on available-for-sale securities, net of tax	76	(5)	85	48
Minimum pension liability adjustment	—	—	—	(22)
Comprehensive income	$16,256	$21,693	$54,799	$22,182

Note 13 - Earnings Per Share

The following table summarizes the computations of basic and diluted earnings per share:

	Three-months ended September 30,		Nine-months ended September 30,
		2005		2005
	2006	(as restated — Note 2)	2006	(as restated — Note 2)
Numerator used in basic and diluted earnings per common share:
Income from continuing operations	$9,884	$9,067	$49,776	$41,705
(Loss) Income from discontinued operations, net of tax	(113)	(229)	(1,786)	386
Gain (Loss) on disposal of discontinued operations, net of tax	2,217	-	1,296	(9,751)
Net income	$11,988	$8,838	$49,286	$32,340

Denominator for basic earnings per share — weighted-average common shares outstanding	51,522	49,801	51,134	49,539
Net effect of dilutive securities based on treasury stock method	1,602	2,272	1,829	2,409
Denominator for diluted earnings per share — weighted average common shares outstanding	53,124	52,073	52,963	51,948

Earnings per common share, basic:
Income from continuing operations	$0.19	$0.18	$0.97	$0.84
(Loss) Income from discontinued operations, net of tax	0.00	0.00	(0.03)	0.01
Gain (Loss) on disposal of discontinued operations, net of tax	0.04	0.00	0.03	(0.20)
Earnings per common share, basic	$0.23	$0.18	$0.96	$0.65

Earnings per common share, diluted:
Income from continuing operations	$0.19	$0.17	$0.94	$0.80
(Loss) Income from discontinued operations, net of tax	0.00	0.00	(0.03)	0.01
Gain (Loss) on disposal of discontinued operations, net of tax	0.04	0.00	0.02	(0.19)
Earnings per common share, diluted	$0.23	$0.17	$0.93	$0.62

Per share amounts may not sum due to rounding differences.

Note 14 — Commitments and Contingencies

This chart is intended to provide a high-level summary of purchase obligations and contingent arrangements.  Please refer to additional disclosure in the footnotes to the chart.

Higher Education Institution	Date of Contingency	Additional Ownership Share	Terms of Contingent Transaction
Purchase Obligations:
Ecole Centrale d’Electronique (“ECE”)(1)	December 31, 2008	30%	$8,877

IFG(2)	On or before July 31, 2007	16%	$1,590

	July 31, 2007	23%	$2,368

Put Right Arrangements:
IFG(2)	October through November 2008	10%	$1,014

UAM(3)	March 1, 2009	29%	Approximately 4 times recurring earnings before interest, taxes, depreciation and amortization (“EBITDA”) for certain specified periods

	Beginning March 1, 2013 through March 1, 2023	20%	Variable purchase price based on recurring EBITDA for certain specified periods

Cyprus College(4)	April 1, 2012 or up to five years thereafter	20%	Payable based on a variable scale for new enrollments and EBITDA related to the year prior to exercise

Call Right Arrangements:
UAM(3)	March 1, 2009	29%	The greater of 4 times recurring EBITDA for certain specified periods or equivalent per share valuation of the Company’s initial 51% acquisition of UAM, adjusted for inflation

	Beginning March 1, 2013 through March 1, 2023	20%	The greater of 4 times recurring EBITDA for certain specified periods or equivalent per share valuation of the Company’s initial 51% acquisition of UAM, adjusted for inflation

Cyprus College(4)	Beginning July 1, 2006	35%	6% - Payable April 2007 based on 6.25 times 2006 audited recurring EBITDA

			29% - Payable April 2012 based on a variable scale for new enrollments and 2011 EBITDA
	January 1, 2012 or up to five years thereafter	20%	Payable April in the year following exercise based on a variable scale for new enrollments and EBITDA related to the year prior to exercise

Contingent Earnouts (cash payments):
Laureate Online Education BV(5)	April 1, 2007		Approximately 75% of 4 times 2006 EBITDA, not to exceed $10,000

	April 1, 2008		Approximately 4 times the average of 2006 and 2007 EBITDA, not to exceed $10,000, less the April 1, 2007 payment

Obligations and contingent payments (except for the contingent earnout on Laureate Online Education BV) are denominated in foreign currency and are subject to foreign currency risk.

Purchase Obligations

(1) As part of the acquisition of ECE, the Company committed to purchase the remaining 30% ownership from the sellers on December 31, 2008 for approximately $8,877.  The purchase obligation is denominated in Euros, and is subject to foreign currency exchange rate risk on the date of payment.

(2) As part of the acquisition of IFG, the Company committed to additional capital contributions, which will increase the Company’s share of ownership.  The agreement provides that, no later than July 31, 2006 and July 31, 2007, the Company shall contribute approximately $1,590 and $2,368 resulting in an increase in ownership share of 16% and 23%, respectively. In addition, during the period October through November 2008, the sellers may exercise a put option requiring the Company to purchase the remaining 10% ownership for approximately $1,014.  During the second quarter of 2006, the Company negotiated an amendment to the agreement that provides that the first additional capital contribution of $1,590 can be extended up to July 31, 2007, instead of July 31, 2006.  There were no other material amendments made to the agreement.  The purchase obligation is denominated in Euros, and is subject to foreign currency exchange rate risk on the dates of payment.

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

(3) Effective March 1, 2009 the minority owners of UAM have a put right to require the Company to purchase an equity interest of 29% from the minority owners at a variable purchase price based on 4.0 times recurring EBITDA for certain specified periods. Also effective March 1, 2009, the Company has a call right to acquire the same 29% interest from the minority owners for a variable purchase price equal to the greater of 4.0 times recurring EBITDA for certain specified periods or the equivalent per share valuation of the Company’s initial 51% acquisition of UAM, as adjusted for local inflation. Beginning March 1, 2013, and continuing for ten years, the minority owners and the Company have similar put and call rights, respectively, on the remaining 20% interest of the minority owners, with the purchase price determined based on a similar formula.

(4) Effective April 1, 2012 and exercisable up to five years thereafter, the minority owners of Cyprus College have a put right to require the Company to purchase an equity interest of 20% from the minority owners at a variable purchase price based on a variable scale for new enrollments and EBITDA for the calendar year preceding the exercise date.  Beginning July 1, 2006, the Company has a call right to acquire up to a 35% interest from the minority owners for a variable purchase price based on a variable scale for new enrollment and 2006 EBITDA.  Effective January 1, 2012 and exercisable up to five years thereafter, the Company has the call right to acquire the remaining 20% interest from the minority owners for a variable purchase price based on a variable scale for new enrollment and EBITDA for the calendar year preceding the exercise date.

Contingent Earnouts (cash payments)

(5) Additional amounts of contingent consideration, not to exceed $10,000, are due the sellers of Laureate Online Education BV equal to four times the average of the audited EBITDA for the calendar years ending December 31, 2006 and 2007.

Loss Contingencies

The Company is subject to legal actions arising in the ordinary course of its business. In management’s opinion, the Company has adequate legal defenses and/or insurance coverage with respect to the eventuality of such actions and does not believe any settlement would materially affect the Company’s financial position.  See additional discussion in Note 4 and Note 10 to the consolidated financial statements.

Material Guarantees

Subsequent to the June 2003 divestiture of the Company’s K-12 business segments, all leases related to Sylvan Learning Centers were renegotiated or assigned in the name of Educate, Inc. (“Educate”) during the third quarter of 2003.  Leases with remaining payments of $4,111 through December 2010 are guaranteed by the Company.  Under the terms of the Asset Purchase Agreement with Educate, the Company is indemnified against any losses suffered as a result of these lease guarantees.  During 2004, the Company entered into an agreement to guarantee equipment lease payments owed by Kendall College (“Kendall”) to Key Equipment Finance. Equipment leases with remaining payments of $3,805 through December 2011 are guaranteed by the Company. The Company has an agreement to guarantee rent lease payments owed by a co-tenant of a building in which the Company leases space.  Upon the event of default, eviction and other conditions, on behalf of the co-tenant, the Company assumes all rights of the co-tenant.  The Company is not liable for any loss or damages caused by the co-tenant.  The lease contains remaining payments of $3,162 through April 30, 2009.  The fair value of the guarantees has been recorded as other long-term liabilities in the consolidated balance sheets.

Standby Letters of Credit

The Company has $14,200 outstanding in standby letters of credit.  The Company is self-insured for workers compensation and other insurable risks up to predetermined amounts above which third party insurance applies.  The Company is contingently liable to insurance carriers under certain of these policies and has provided a letter of credit in favor of the insurance carriers for $700.  The Company has also issued a standby letter of credit in the amount of $1,500 assuring the collectibility of a line of credit at Academia de Idiomas y Estudios Profesionales (“AIEP”), which is being used for working capital purposes.  The outstanding balance on the line of credit was $2,188 at September 30, 2006 and is also covered by other guarantees by other affiliated entities.  In the first quarter of 2005, the Company issued a $12,000 standby letter of credit in favor of WSI Education S.a.r.l for a tax indemnification related to the sale of WSI.

Commitments

Under terms of note agreements with Kendall, the Company has committed to providing total additional funding to Kendall of up to $1,459.  In the event the Company does not exercise its agreement to acquire Kendall, Kendall is obligated to enter into a lease agreement with the Company beginning September 1, 2007 to lease office space.  The lease commitment specifies a term of 36 months and annual rent of $1,000.

As a part of the acquisition of Cyprus College, the Company committed to making a contribution of approximately $3,175 between the closing date and three years thereafter.  The contributions will fund certain capital projects, if approved, and will not alter the relative equity interests.  The contribution commitment is denominated in Cypriot Pounds and is subject to foreign currency exchange rate risk on the dates of payment.

Note 15 - Business and Geographic Segment Information

The Company provides higher education programs and services to over 240,000 students through a leading global network of licensed campus-based and online higher education institutions. The Company’s educational services are offered through three reportable segments:  Latin America, Europe and Laureate Online Education. The accounting policies of the segments are the same as those described in the significant accounting policies.  The Company evaluates performance based on profit or loss from operations before income taxes, corporate general and administrative expenses, and campus-based overhead expenses.

The Latin America segment consists of ten separately licensed universities and one professional institute, and has operations in Mexico, Chile, Brazil, Peru, Ecuador, Honduras, Panama and Costa Rica.  Latin America higher education institutions currently enroll approximately 190,000 students and offer more than 100 degree programs through 49 campuses. The schools primarily serve 18- to 24-year-old students and offer an education that emphasizes career-oriented fields of study with undergraduate and graduate degrees in a wide range of disciplines, including international business, law, health sciences, information technology and engineering.

The Europe segment consists of two licensed universities and eight other licensed post-secondary institutions, and has operations in Spain, Switzerland, France and Cyprus.  Europe higher education institutions currently enroll over 19,000 students and offer more than 75 degree programs through 9 campuses.  The schools primarily serve 18- to 24-year-old students and offer an education that emphasizes career-oriented fields of study with undergraduate and graduate degrees in a wide range of disciplines, including international business, hotel management, health sciences, architecture and engineering.

The Company believes that all of its campus-based higher education institutions benefit from strong academic reputations and brand awareness, and established operating histories.  Each school also has flexible, non-tenured, teaching-focused faculty and is led by an experienced local management team.

The Laureate Online Education segment offers undergraduate and graduate degree programs to working professionals through distance learning.  Laureate Online Education consists of Walden, Canter, and Laureate Online Education BV, which collectively offer degree programs including education, psychology, health and human services, management, engineering, and information technology.  Laureate Online Education institutions currently enroll over 31,000 students.

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

The following table sets forth information on the Company’s reportable segments:

Three-months ended September 30, 2006	Latin America	Europe	Laureate Online Education	Total
Revenues	$169,228	$31,835	$59,843	$260,906
Segment profit	30,348	(12,013)	12,319	30,654

Three-months ended September 30, 2005 (as restated — Note 2)	Latin America	Europe	Laureate Online Education	Total
Revenues	$125,419	$22,572	$45,809	$193,800
Segment profit	29,416	(6,981)	7,012	29,447

Nine-months ended September 30, 2006	Latin America	Europe	Laureate Online Education	Total
Revenues	$482,534	$149,035	$167,566	$799,135
Segment profit	87,101	7,622	24,785	119,508

Nine-months ended September 30, 2005 (as restated — Note 2)	Latin America	Europe	Laureate Online Education	Total
Revenues	$339,542	$129,056	$130,848	$599,446
Segment profit	70,691	10,073	13,521	94,285

The following tables reconcile the reported information on segment profit to income from continuing operations before income taxes, minority interest, and equity in net loss of affiliates reported in the statements of operations:

	Three-months ended September 30,		Nine-months ended September 30,
	2006	2005 (as restated — Note 2)	2006	2005 (as restated — Note 2)
Total profit for reportable segments	$30,654	$29,447	$119,508	$94,285
Campus-based segments’ overhead	(5,998)	(5,861)	(16,573)	(11,859)
General and administrative expense	(11,154)	(8,145)	(32,425)	(20,641)
Net non-operating income (loss)	495	175	10,759	101
Income from continuing operations before income taxes, minority interest and equity in net loss of affiliates	$13,997	$15,616	$81,269	$61,886

Revenue information of continuing operations by geographic area is as follows:

	Three-months ended September 30,		Nine-months ended September 30,
	2006	2005 (as restated — Note 2)	2006	2005 (as restated — Note 2)
Revenues
Mexico	$65,253	$53,030	$194,897	$159,874
Chile	64,023	55,915	160,640	133,388
United States	55,410	42,715	154,718	121,773
Spain	8,751	5,288	70,271	66,772
Brazil	18,996	—	62,847	—
Other foreign countries	48,473	36,852	155,762	117,639
Consolidated total	$260,906	$193,800	$799,135	$599,446

Revenues are attributed to countries based on the location of the customer.

Note 16 — Other Financial Information

On June 28, 2006, the Company entered into a 27.5 year lease on property in downtown Paris for approximately $16,700.  The Company financed approximately $11,400 through a 12 year loan with a third party lender.  The financing agreement is denominated in Euros, and is subject to foreign currency exchange rate risk on the dates of payment.

On June 30, 2003, the Company sold stock of certain investments held by Ventures which were considered non-strategic assets, including Chancery Software, Ltd., for contingent consideration to Porter Capital (“Porter”).  During the year ended December 31, 2003, the Company wrote-off the balance of its equity method investment in Chancery Software, Ltd. through a charge to equity in net loss of affiliates.  On June 7, 2006, Porter sold all of the shares of stock it held in Chancery Software, Ltd.  In accordance with the note between Porter and the Company, Porter will pay the Company $9,322, of which $7,050 was collected during the third quarter of 2006.  The Company recorded, in June 2006, an accounts receivable and a non-operating gain of $9,322.  There is an additional amount in escrow, approximately $2,400, for certain indemnity claims to be made over the next two years.  Due to the uncertainty of receipt of this escrow, the Company has not recorded any amount related to these additional funds.

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

Note 17 — Subsequent Events

The Company entered into a First Amendment dated as of October 24, 2006 (the “Amendment”) to the $250,000 Credit Agreement dated as of August 16, 2006 (the “Credit Facility”) with JPMorgan Chase and certain other parties. See Note 8 for discussion of the Credit Facility.  The Amendment became effective on October 25, 2006.  The Amendment increased the aggregate maximum principal amount of the facility from $250,000 to $350,000, such that the maximum principal amount of the U.S. sub-facility increased from $150,000 to $200,000 and the maximum principal amount of the Spanish sub-facility increased from $100,000 to $150,000.  The proceeds from the increased facility may be used for general corporate purposes, including acquisitions.  The amendment also permits the refinancing and repayment of certain indebtedness of the Company’s Chilean operations.

Subsequent to September 30, 2006, the Company collected the remaining balance on the note receivable relating to the sale of Chancery Software Ltd., of $2,272.

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

Overview

Laureate Education, Inc. (“the Company”) provides higher education programs and services to over 240,000 students through the leading global network of licensed campus-based and online higher education institutions.  The Company’s educational services are offered through three separate reportable segments: Campus Based - Latin America (“Latin America”), Campus Based - Europe (“Europe”) and Laureate Online Education.  Latin America and Europe own or maintain controlling interests in eleven and ten separately licensed higher education institutions, respectively.  The Latin America segment has locations in Mexico, Chile, Brazil, Peru, Ecuador, Honduras, Panama, and Costa Rica. The Europe segment has locations in Spain, Switzerland, France, and Cyprus.  The Laureate Online Education segment provides career-oriented degree programs through Walden E-Learning, Inc. (“Walden”), Laureate Education Online BV, and Canter and Associates (“Canter”).

Sale of Business Units

During the third quarter of 2006, the Company sold the operations of Institut Francais de Gestion Langues (“IFG Langues”), a non-strategic part of IFG.  Also, during the first quarter of 2005, the Company completed the sale of its Wall Street Institute (“WSI”) business.  The operations and cash flows of the business components comprising the IFG Langues and WSI were eliminated from ongoing operations as a result of the sale or abandonment and the Company does not have any significant continuing involvement in the operations after the disposal transactions.  Therefore, these operations are classified as discontinued operations for all periods.  See Note 4 to the consolidated financial statements for more information regarding these transactions.

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

The fair value of each stock option granted is estimated on the date of grant using a closed-form pricing model. The pricing model requires assumptions such as the expected term of the stock option and expected volatility of the Company’s stock over the expected term, which significantly impact the assumed fair value. The Company uses historical data to determine the expected volatility assumption and uses the provisions of Staff Accounting Bulletin (“SAB”) No. 107 to estimate the expected term of the stock option.  In addition, judgment is required in estimating the amount of equity-based awards that are expected to be forfeited.  If these pricing model assumptions change significantly for future grants or if forfeiture experience differs from estimates, share-based compensation expense will fluctuate in future periods. The fair value of restricted stock grants is equal to the market price of the Company’s stock at date of grant.

Income Taxes

The Company accounts for income taxes using the liability method.  Under the liability method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities (i.e., temporary differences) and are measured at prevailing enacted tax rates that will be in effect when these differences are settled or realized.

The Company also measures its interim income tax provision using Financial Accounting Standards Board Interpretation No. 18, “Accounting for Income Taxes in Interim Periods” (“FIN 18”).  FIN 18 measures the seasonality of any subsidiary or controlled entity that operates at an annual loss for which no income tax benefit is recognized.  This seasonality can cause volatility in the interim effective tax rates.  FIN 18, however, has no effect on the Company’s annual effective tax rate.

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

Reportable Segments

The following table is derived from the Company’s consolidated financial statements and represents financial information of the Company’s reportable segments for the three-months ended September 30, 2006 and 2005, excluding discontinued operations:

			Laureate
	Latin		Online
	America	Europe	Education	Unallocated	Consolidated
	(in thousands)
2006
Segment revenues	$169,228	$31,835	$59,843	$—	$260,906
Segment direct costs	(138,880)	(43,848)	(47,524)	—	(230,252)
Campus-based segment’s overhead	—	—	—	(5,998)	(5,998)
Segment profit (loss)	30,348	(12,013)	12,319	(5,998)	24,656
General and administrative expenses	—	—	—	(11,154)	(11,154)
Operating income (loss)	$30,348	$(12,013)	$12,319	$(17,152)	$13,502

2005 (as restated - Note 2)
Segment revenues	$125,419	$22,572	$45,809	$—	$193,800
Segment direct costs	(96,003)	(29,553)	(38,797)	—	(164,353)
Campus-based segment’s overhead	—	—	—	(5,861)	(5,861)
Segment profit (loss)	29,416	(6,981)	7,012	(5,861)	23,586
General and administrative expenses	—	—	—	(8,145)	(8,145)
Operating income (loss)	$29,416	$(6,981)	$7,012	$(14,006)	$15,441

The following table is derived from the Company’s consolidated financial statements and represents financial information of the Company’s reportable segments for the nine-months ended September 30, 2006 and 2005, excluding discontinued operations:

			Laureate
	Latin		Online
	America	Europe	Education	Unallocated	Consolidated
	(in thousands)
2006
Segment revenues	$482,534	$149,035	$167,566	$—	$799,135
Segment direct costs	(395,433)	(141,413)	(142,781)	—	(679,627)
Campus-based segment’s overhead	—	—	—	(16,573)	(16,573)
Segment profit (loss)	87,101	7,622	24,785	(16,573)	102,935
General and administrative expenses	—	—	—	(32,425)	(32,425)
Operating income (loss)	$87,101	$7,622	$24,785	$(48,998)	$70,510

2005 (as restated - Note 2)
Segment revenues	$339,542	$129,056	$130,848	$—	$599,446
Segment direct costs	(268,851)	(118,983)	(117,327)	—	(505,161)
Campus-based segment’s overhead	—	—	—	(11,859)	(11,859)
Segment profit (loss)	70,691	10,073	13,521	(11,859)	82,426
General and administrative expenses	—	—	—	(20,641)	(20,641)
Operating income (loss)	$70,691	$10,073	$13,521	$(32,500)	$61,785

The Company’s direct costs include all expenses incurred by operating units including selling and administrative expenses.  The Company’s campus-based segments’ overhead represents centralized costs incurred in support of the international network of universities, relating primarily to strategic planning, resource allocation, identification of acquisition targets, and oversight of acquisition transactions.  Currently, these costs are not properly allocable to the operating results of Latin America and Europe.

The following comparison of results of operations focuses on the continuing operations of the Company.

Comparison of results for the three-months ended September 30, 2006 to results for the three-months ended September 30, 2005.

Revenues.  Total revenues increased by $67.1 million, or 35%, to $260.9 million for the three-months ended September 30, 2006 (the “2006 fiscal quarter”) from $193.8 million for the three-months ended September 30, 2005 (the “2005 fiscal quarter”). This revenue increase was driven primarily by increased total enrollment at the Company’s higher education institutions, plus the impact of acquisitions completed within the last two years.

Latin America revenue for the 2006 fiscal quarter increased by $43.8 million, or 35%, to $169.2 million compared to the 2005 fiscal quarter.  Acquisitions completed within the last 12 months contributed additional revenues of $19.0 million, and enrollment increases of 13.5% in schools owned in both fiscal quarters added revenues of $16.0 million over the 2005 fiscal quarter.  For schools owned in both fiscal quarters, the Company increased local currency tuition by a weighted average of 4.1%, which served to increase revenues by $4.6 million.  Each institution in the segment offers tuitions at various prices based upon the degree program.  For the 2006 fiscal quarter, the effects of enrollments at varying price points (“product mix”) combined with the impact to revenues of differing academic calendars in 2005 and 2006 in each of our Latin American institutions (“timing”) resulted in a $4.1 million increase in revenue compared to the 2005 fiscal quarter.  The effects of currency translation increased revenues by $0.1 million, primarily due to the stronger Chilean Peso offset by the weakening of the Mexican Peso relative to the U.S. Dollar. Latin America revenue represented 65% of total revenues for both the 2006 fiscal quarter and the 2005 fiscal quarter.

Europe revenue for the 2006 fiscal quarter increased by $9.3 million, or 41%, to $31.8 million compared to the 2005 fiscal quarter. Each institution in the segment offers tuitions at various prices based upon degree or certificate program.  For the 2006 fiscal quarter, the effects of product mix and timing resulted in a $4.2 million increase in revenue compared to the 2005 fiscal quarter driven by a favorable increase in program mix at Swiss Hotel Association Hotel Management School and Glion Institute of Higher Education (“Hospitality”).  Enrollment increases of 6.8% in schools owned in both fiscal quarters added revenues of $1.9 million over the 2005 fiscal quarter, and acquisitions completed within the last 12 months contributed additional revenue of $1.7 million.  The effects of currency translation increased revenues by $1.0 million, due to the strengthening of the Euro and Swiss Franc against the U.S. Dollar.  For schools owned in both fiscal quarters, the Company increased local currency tuition by a weighted average of 3.8%, which served to increase revenues by $0.5 million. Europe revenue represented 12% of total revenues for both the 2006 fiscal quarter and the 2005 fiscal quarter.

Laureate Online Education revenue increased by $14.0 million, or 31%, to $59.8 million for the 2006 fiscal quarter compared to the 2005 fiscal quarter.  Enrollment increases added revenues of $6.4 million, tuition increases accounted for $2.1 million of additional revenues, and other factors, primarily a favorable change in degree program mix, added $5.5 million.  Laureate Online Education revenue represented 23% of total revenues for both the 2006 fiscal quarter and the 2005 fiscal quarter.

Direct Costs. Total direct costs of revenues increased $66.1 million, or 39%, to $236.3 million for the 2006 fiscal quarter from $170.2 million for the 2005 fiscal quarter.  Direct costs were 91% of total revenues in the 2006 fiscal quarter and 88% of total revenues in the 2005 fiscal quarter.

Latin America direct costs increased by $42.9 million to $138.9 million, or 82% of Latin America revenue for the 2006 fiscal quarter, compared to $96.0 million or 77% of Latin America revenue for the 2005 fiscal quarter.  An increase of $24.4 million in expenses reflected higher expenses due to increased enrollments and expanded operating activities compared to the 2005 fiscal quarter.  Acquired businesses increased expenses by $18.7 million.  For the 2006 fiscal quarter, the effects of currency translations decreased expenses by $0.2 million. The increase in direct costs as a percentage of revenues was due primarily to the severance incurred as a result of the Chilean step acquisition and equity based compensation charges as well as the impact to operating margins of businesses acquired after the 2005 fiscal quarter, which have lower operating margins than the other institutions in the Latin America segment.

Europe direct costs increased by $14.3 million to $43.9 million, or 138% of Europe revenue for the 2006 fiscal quarter, compared to $29.6 million, or 131% of Europe revenue for the 2005 fiscal quarter.  Higher enrollments and expanded operations at the higher education institutions compared to the 2005 fiscal quarter increased expenses by $8.8 million, and acquired businesses increased expenses by $4.0 million.  For the 2006 fiscal quarter, the effects of currency translations increased expenses by $1.6 million, due to the strengthening of the Euro and Swiss Franc against the U.S. Dollar. The increase in direct costs as a percentage of revenues was due primarily to additional compensation charges (including equity based compensation) as well as the impact to operating margins of businesses acquired after the 2005 fiscal quarter, which have negative operating margins in the third quarter, which further accentuate the negative margins earned in the European segment during this period.

Campus-based segments overhead expense increased by $0.1 million to $6.0 million for the 2006 fiscal quarter, compared to $5.9 million for the 2005 fiscal quarter.  There was an increase in equity-based compensation of $0.7 million, including the impact of expensing of stock options of $0.5 million under Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”). Partially offsetting the increase in equity-based compensation is a decrease in performance-based compensation expense of $0.5 million for the 2006 fiscal quarter compared to the 2005 fiscal quarter.

Laureate Online Education direct costs increased by $8.7 million to $47.5 million, or 79% of Laureate Online Education revenue for the 2006 fiscal quarter, compared to $38.8 million, or 85% of Laureate Online Education revenue for the 2005 fiscal quarter.  The increase of $8.7 million in expenses reflected higher expenses due to increased enrollments and expanded operating activities compared to the 2005 fiscal quarter. The decrease in direct costs as a percentage of revenues is primarily due to Walden achieving significant higher profit margins on higher revenues due to efficiences that resulted from scale.

General and Administrative Expenses.  General and administrative expenses increased by $3.1 million to $11.2 million for the 2006 fiscal quarter from $8.1 million for the 2005 fiscal quarter.  The increase is primarily attributable to the increase in performance-based compensation expense as well as higher payroll, professional fees, and other employee related costs resulting from increased headcount and travel expenses to support the rapid growth in the Company’s global operations.  In addition, there was an increase in equity-based compensation of $1.2 million, including the impact of expensing stock options of $0.8 million under SFAS No. 123R.

Non-Operating Income/Expenses.  Non-operating income/expense increased to income of $0.5 million for the 2006 fiscal quarter from income of $0.2 million in the 2005 fiscal quarter.

Interest and other income increased $1.6 million to $4.5 million from $2.9 million in the 2005 fiscal quarter, primarily due to additional interest income earned on long-term student receivables as well as an increase in income earned on higher cash balances.

Interest expense increased $2.3 million primarily due to increased borrowings on outstanding lines of credit used for acquisition purposes, including the payment of contingent consideration and for the 20% step acquisitions in Chile, as well as indebtedness assumed with the Company’s 2005 acquisitions.

Income Taxes.  The Company has operations in multiple countries, many of which have statutory tax rates lower than the United States.  Approximately 79% of the Company’s revenues were generated outside the United States for the three-months ended September 30, 2006.  The Company’s effective tax rate from continuing operations was 4.2% and 11.2% for the three-months ended September 30, 2006 and 2005, respectively. For the three-months ended September 30, 2006, the effective tax rate includes the impact of FIN No. 18.  FIN No. 18 only applies to interim periods, and has no effect on the Company’s annual effective tax rate. The Company’s effective tax rate for the three-months ended September 30, 2006, excluding the impact of FIN No. 18 and discrete events for which the income tax effect was recorded in its entirety in the third quarter was (1.6)%., due to the evaluation of the full year 2006 effective tax rate.  For the period ended September 30, 2005, the Company’s effective tax rate was 11.2%, and the impact of FIN No. 18 was immaterial. The forecasted effective tax rate for 2006 decreased from the 2005 effective tax rate due to the impact of recent acquisitions in lower taxed jurisdictions and foreign tax planning initiatives implemented during the first quarter of 2006.

Minority Interest in Income of Consolidated Subsidiaries, Net of Tax.  Minority interest in income of consolidated subsidiaries decreased $1.2 million to $3.4 million in the 2006 fiscal quarter from $4.6 million in the 2005 fiscal quarter.  This decrease was primarily due to the purchase of the remaining shares in the Chilean operations during the 2006 fiscal three-month period.  Refer to Note 5 to the consolidated financial statements for more information regarding these transactions.

Comparison of results for the nine-months ended September 30, 2006 to results for the nine-months ended September 30, 2005.

Revenues.  Total revenues increased by $199.7 million, or 33%, to $799.1 million for the nine-months ended September 30, 2006 (the “2006 fiscal nine-month period”) from $599.4 million for the nine-months ended September 30, 2005 (the “2005 fiscal nine-month period”).  This revenue increase was driven primarily by increased total enrollment at the Company’s higher education institutions, plus the impact of acquisitions completed within the last two years.

Latin America revenue for the 2006 fiscal nine-month period increased by $143.0 million, or 42%, to $482.5 million compared to the 2005 fiscal nine-month period. The acquisitions of Universidad Tecnologica Centroamericana (“UNITEC”) and Universidade Anhembi Morumbi (“UAM”) within the last 12 months contributed additional revenue of $68.7 million.  Enrollment increases of 13.5% in schools owned in both fiscal nine-month periods added revenues of $43.6 million over the 2005 fiscal nine-month period. For schools owned in both fiscal nine-month periods, the Company increased local currency tuition by a weighted average of 4.1%, which served to increase revenues by $12.9 million.  The effects of currency translation increased revenues by $12.0 million, primarily due to the strengthening of the Chilean Peso and Mexican Peso relative to the U.S. Dollar.  Each institution in the segment offers programs at various prices based upon degree program.  For the 2006 fiscal nine-month period, the effects of product mix and timing resulted in a $5.8 million increase in revenue compared to the 2005 fiscal nine-month period.  Latin America revenue represented 60% of total revenues for the 2006 fiscal nine-month period and 57% of total revenues for the 2005 fiscal nine-month period.

Europe revenue for the 2006 fiscal nine-month period increased by $19.9 million, or 15%, to $149.0 million compared to the 2005 fiscal nine-month period. The acquisition of an interest in Cyprus College, within the last 12 months contributed additional revenue of $10.5 million, and enrollment increases of 6.8% in schools owned in both fiscal nine-month periods added revenues of $9.1 million over the 2005 fiscal nine-month period.  For schools owned in both fiscal nine-month periods, the Company increased local currency tuition by a weighted average of 3.8%, which served to increase revenues by $4.6 million.  The effects of currency translation decreased revenues by $4.7 million, due to the weakening of the Euro and Swiss Franc against the U.S. Dollar.  Each institution in the segment offers programs at various prices based upon degree or certificate program.  For the 2006 fiscal nine-month period, the effects of product mix and timing resulted in a $0.4 million increase in revenue compared to the 2005 fiscal nine-month period.  Europe revenue represented 19% of total revenues for the 2006 fiscal nine-month period and 21% for the 2005 fiscal nine-month period.

Laureate Online Education revenue increased by $36.8 million, or 28%, to $167.6 million for the 2006 fiscal nine-month period compared to the 2005 fiscal nine-month period.  Enrollment increases added revenues of $16.9 million, tuition increases accounted for $6.5 million of additional revenues, and other factors, primarily a favorable change in degree program mix, added $13.4 million.  Laureate Online Education revenue represented 21% of total revenues for the 2006 fiscal nine-month period and 22% of total revenues for the 2005 fiscal nine-month period.

Direct Costs. Total direct costs of revenues increased $179.2 million, or 35%, to $696.2 million for the 2006 fiscal nine-month period from $517.0 million for the 2005 fiscal nine-month period.  Direct costs represented 87% of total revenues in the 2006 fiscal nine-month period and 86% of total revenues in the 2005 fiscal nine-month period.

Latin America direct costs increased by $126.6 million to $395.4 million, or 82% of Latin America revenue for the 2006 fiscal nine-month period, compared to $268.8 million or 79% of Latin America revenue for the 2005 fiscal nine-month period. Acquired businesses increased direct costs by $61.7 million.  An increase of $56.0 million in direct costs reflected higher expenses due to increased enrollments and expanded operating activities compared to the 2005 fiscal nine-month period.  For the 2006 fiscal nine-month period, the effects of currency translations increased direct costs by $8.9 million, primarily the strengthening of the Chilean Peso and Mexican Peso against the U.S. Dollar. The increase in direct costs as a percentage of revenues was due primarily to the severance incurred as a result of the Chilean step acquisition and equity based compensation charges as well as the impact to operating margins of businesses acquired during the 2005 fiscal nine-month period, which have lower operating margins than the other institutions in the Latin America segment.

Europe direct costs increased by $22.4 million to $141.4 million, or 95% of Europe revenue for the 2006 fiscal nine-month period, compared to $119.0 million, or 92% of Europe revenue for the 2005 fiscal nine-month period.  Higher enrollments and expanded operations at the higher education institutions compared to the 2005 fiscal nine-month period increased direct costs by $13.7 million, and acquired businesses increased direct costs by $11.4 million.  For the 2006 fiscal nine-month period, the effects of currency translations decreased direct costs by $2.7 million, due to the weakening of the Euro and Swiss Franc against the U.S. Dollar. The increase in direct costs as a percentage of revenues was due primarily to additional compensation charges (including equity based compensation) as well as the impact to operating margins of businesses acquired during the 2005 fiscal nine-month period, which have lower operating margins than the other institutions in the European segment.

Campus-based segments’ overhead expense increased by $4.7 million to $16.6 million for the 2006 fiscal nine-month period, compared to $11.9 million for the 2005 fiscal nine-month period.  The increase is primarily attributable to the increase in performance-based compensation expense as well as increased professional fees, payroll and management travel expenses in support of the growth of the Company’s international operations.  In addition, there was an increase in equity-based compensation of $2.2 million, including the impact of expensing of stock options of $1.4 million under SFAS No. 123R.

Laureate Online Education direct costs increased by $25.5 million to $142.8 million, or 85% of Laureate Online Education revenue for the 2006 fiscal nine-month period, compared to $117.3 million, or 90% of Laureate Online Education revenue for the 2005 fiscal nine-month period.  The increase of $25.5 million in expenses reflected higher expenses due to increased enrollments and expanded operating activities compared to the 2005 fiscal nine-month period. The decrease in direct costs as a percentage of revenues is primarily due to Walden achieving significant higher profit margins on higher revenues due to efficiencies that resulted from scale.

General and Administrative Expenses.  General and administrative expenses increased by $11.8 million to $32.4 million for the 2006 fiscal nine-month period from $20.6 million for the 2005 fiscal nine-month period.  The increase is primarily attributable to the increase in performance-based compensation expense as well as higher payroll, professional fees, and other employee related costs resulting from increased headcount, and travel expenses to support the rapid growth in the Company’s global operations.  In addition, there was an increase in equity-based compensation of $3.7 million, including the impact of expensing stock options of $1.6 million under SFAS No. 123R.

Non-Operating Income/Expense.  Non-operating income/expenses increased to income of $10.8 million for the 2006 fiscal nine-month period from $0.1 million for the fiscal 2005 nine-month period.  The increase is primarily attributable to the gain on sale of Chancery Software, Ltd. of $9.3 million in the 2006 fiscal nine-month period.

Interest and other income increased $3.9 million to $12.5 million from $8.6 million in the 2005 fiscal nine-month period, primarily due to additional interest income earned on long-term student receivables as well as an increase in income earned on higher cash balances.

Interest expense increased $3.9 million primarily due to increased borrowings on outstanding lines of credit used for acquisition purposes, including the payment of contingent consideration and for the 20% step acquisitions in Chile, as well as indebtedness assumed with the Company’s 2005 acquisitions.

Income Taxes.  The Company has operations in multiple countries, many of which have statutory tax rates lower than the United States.  Approximately 81% of the Company’s revenues were generated outside the United States for the nine-months ended September 30, 2006.  The Company’s effective tax rate from continuing operations was 15.9% and 11.2% for the nine-months ended September 30, 2006 and 2005, respectively. For the nine-months ended September 30, 2006, the effective tax rate includes the impact of FIN No. 18.  FIN No. 18 only applies to interim periods, and has no effect on the Company’s annual effective tax rate. The Company’s effective tax rate for the nine-months ended September 30, 2006, excluding the impact of FIN No. 18 and discrete events for which the income tax effect was recorded in its entirety in the 2006 fiscal nine-month period was 6.7%, which approximates the Company’s forecasted annual effective tax rate for 2006, excluding discrete events. For the nine-months ended September 30, 2005, the Company’s effective tax rate was 11.2%, and the impact of FIN No. 18 was immaterial. The forecasted effective tax rate for 2006 will decrease from the 2005 effective tax rate due to the impact of recent acquisitions in lower taxed jurisdictions and foreign tax planning initiatives implemented during the first quarter of 2006.

Minority Interest in Income of Consolidated Subsidiaries, Net of Tax.  Minority interest in income of consolidated subsidiaries increased $5.3 million to $18.2 million in the 2006 fiscal nine-month period from $12.9 million in the 2005 fiscal nine-month period.  This increase was primarily due to an increase in net income in the Latin American segment causing an increase of $1.9 million in minority interest.  In addition, the acquisitions of interests in Cyprus College and UAM caused an increase in minority interest of $2.6 million.

Liquidity and Capital Resources

Cash provided by operations was $134.5 million for the 2006 fiscal nine-month period, an increase of $38.6 million from $95.9 million for the 2005 fiscal nine-month period.  This increase was caused by several factors including a $16.9 million increase in net income for the 2006 fiscal nine-month period.  Non-cash items increasing cash provided by operating activities include $8.7 million in additional depreciation and amortization, $8.1 million in additional equity-based compensation, which includes the impact of expensing stock options, $5.3 million in additional minority interest in consolidated subsidiaries, and $5.4 million additional deferred income taxes for the 2006 fiscal nine-month period.  Non-cash items decreasing cash provided by operating activities include an $11.0 million change in (gain)/loss on disposal of discontinued operations and the $9.3 million gain on sale of Chancery Software, Ltd. in the 2006 fiscal nine-month period. The operating assets and liabilities increased $14.5 million to a source of cash of $25.5 million in the 2006 fiscal nine-month period compared to a source of cash of $11.0 million in the 2005 fiscal nine-month period.

Cash used in investing activities increased $201.2 million from $119.3 million for the 2005 fiscal nine-month period to $320.5 million for the 2006 fiscal nine-month period.  This change was primarily driven by acquisition activity and capital expenditures.  Cash paid for acquisitions, net of cash acquired increased $139.8 million in the 2006 fiscal nine-month period compared to the 2005 fiscal nine-month period.  Purchases of property and equipment were $60.5 million higher in the 2006 fiscal nine-month period than the 2005 fiscal nine-month period.  In addition, expenditures for deferred costs decreased $6.4 million in the 2006 fiscal nine-month period compared to the 2005 fiscal nine-month period.  Non-recurring activity taking place in the 2006 fiscal nine-month period consisted of $10.6 million in proceeds from repayment of notes receivable and the sale of Chancery Software, Ltd.  During the 2005 fiscal nine-month period $12.7 million in proceeds from the sale of discontinued operations relating to the WSI business was received.  Proceeds from net sales of securities increased $1.1 million in the 2006 fiscal nine-month period over the 2005 fiscal nine-month period.  Also, increasing cash used in investing activities was the 2006 fiscal nine-month period change in other long-term assets of $6.3 million .

Cash provided by financing activities increased $251.9 million to cash provided by financing activities of $253.8 million in the 2006 fiscal nine-month period from cash provided by financing activities of $1.9 million in the 2005 fiscal nine-month period.  The most significant components of this change are a net increase in the borrowings of long-term debt of $240.4 million from a net payment of $8.0 million in the 2005 fiscal nine-month period to a net proceed amount of $232.4 million in the 2006 fiscal nine-month period and a net increase in the proceeds from the exercise of stock options of $7.2 million.

The foreign currency effect on the cash balances resulted in a decrease of $8.1 million to a $4.7 million use of cash in the 2006 fiscal nine-month period from a $3.4 million source of cash in the 2005 fiscal nine-month period.

In the third quarter of 2006, the Company entered into a $250.0 million Revolving Credit Facility (the “Bank Facility”) that has a five year term and a LIBOR-based interest rate with JPMorgan Chase Bank, National Association (“JPMorgan Chase”) and certain parties thereto.  The Bank Facility expires on August 16, 2011 and is comprised of two sub-facilities:  a U.S. sub-facility for $150.0 million and a Spanish sub-facility for $100.0 million. The Bank Facility has a swingline loan feature of up to $10.0 million and an expansion feature for an aggregate principal amount of up to $100.0 million.  The new borrowings were used in part to repay the Company’s prior credit agreement dated as of October 26, 2005 with Bank of America, National Association, which was terminated at the time of repayment, except for a $5.0 million swingline that was kept in place. The proceeds of subsequent borrowings under the Bank Facility will be used for general corporate purposes, including acquisitions and the transaction described in Footnote 5 to the consolidated financial statements.  The financial covenants, which are routine for this type of debt, include a maximum leverage of 3.5 times earnings before interest, taxes, depreciation and amortization (“EBITDA”).  The outstanding balance on the line of credit was $207.5 million at September 30, 2006.  The Company is in compliance with its covenant requirements as of September 30, 2006.

The Company anticipates that cash flow from operations, available cash and existing credit facilities will be sufficient to meet its recurring operating requirements.  The Company will require additional liquidity in order to fund the long-term operating strategy of expanding existing locations, opening new campuses and entering new markets.  Subsequent to September 30, 2006, the Company increased the revolving credit facility to $350.0 million in total through the use of the $100.0 million expansion feature.  Additionally, the Company continues to examine opportunities in the educational services industry for potential synergistic acquisitions, which will require additional liquidity.

Contractual Obligations and Contingent Matters

The following tables reflect the Company’s contractual obligations and other commercial commitments as of September 30, 2006:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Due in less than 1 year	Due in 1-3 years	Due in 4-5 years	Due after 5 years
Long-term debt (1)	$410,873	$89,927	$141,262	$126,141	$53,543
Interest payments (2)	93,229	24,070	50,813	12,489	5,857
Operating leases (3)	380,003	37,830	110,981	63,906	167,286
Due to shareholders of acquired companies (4)	53,024	23,675	17,919	1,469	9,961
Other long term liabilities (5)	1,459	1,459	—	—	—
Total contractual cash obligations	$938.588	$176,961	$320,975	$204,005	$236,647

	Amount of Commitment Expiration Per Period (in thousands)
Commercial Commitments	Total Amounts Committed	Due in less than 1 year	Due in 1-3 years	Due in 4-5 years	Due after 5 years
Guarantees (6)	$11,078	$4,268	$5,876	$934	$—
Purchase Obligations (7)	17,025	3,958	13,067	—	—
Standby letters of credit (8)	14,200	14,200	—	—	—
Total commercial commitments	$42,303	$22,426	$18,943	$934	$—

(1) On August 16, 2006, the Company entered into a $250.0 million Credit Agreement (the “Agreement”) with JPMorgan Chase Bank, National Association (“JPMorgan Chase”) and certain other parties thereto.  Refer to Note 8 to the consolidated financial statements for more information regarding this transaction.  The outstanding balance on the line of credit was $207.5 million at September 30, 2006.  Individual units within campus-based operations have unsecured lines of credit, which total $95.4 million, primarily for working capital purposes.  The aggregate outstanding balance on the campus-based segments’ lines of credit was $78.3 million at September 30, 2006, which is included in the current portion of long-term debt. The weighted average short term borrowing rates were 7.2% and 8.5% at September 30, 2006 and September 30, 2005 respectively.

(2) Interest payments for variable rate long-term debt were calculated using the variable interest rate in effect at September 30, 2006.

(3) In February 2006, the Company entered into a 15-year, approximately 140,000 square foot lease with Harbor East Parcel B — Commercial, LLC.  The lease has a 10-year non-cancellable lease term commencing in the first quarter of 2007.  Upon completion, the leased facility will become the Company’s corporate headquarters.

(4) Refer to Note 9 of the consolidated financial statements, “Due to Shareholders of Acquired Companies.”

(5) Under terms of note agreements with Kendall College (“Kendall”), the Company has committed to providing total additional funding to Kendall of up to $1.5 million.  In the event the Company does not exercise its agreement to acquire Kendall, Kendall is obligated to enter into a lease agreement with the Company beginning September 1, 2007 to lease office space.  The lease commitment specifies a term of 36 months and annual rent of $1.0 million.

(6) Subsequent to the divestiture of the K-12 segments, all leases related to Sylvan Learning Centers acquired by Educate, Inc. (“Educate”) were renegotiated or assigned in the name of Educate during the third quarter of 2003.  Leases with remaining payments of $4.1 million through December 2010 are guaranteed by the Company.  Under the terms of the Asset Purchase Agreement with Educate, the Company is indemnified against any losses suffered as a result of these lease guarantees.

During 2004, the Company entered into an agreement to guarantee lease payments owed by Kendall to Key Equipment Finance. Leases with remaining payments of $3.8 million through December 2011 are guaranteed by the Company under this agreement.  The Company has an agreement to guarantee rent lease payments owed by a co-tenant of a building in which the Company leases space.  Upon the event of default, eviction and other conditions, on behalf of the co-tenant, the Company assumes all rights of the co-tenant.  The Company is not liable for any loss or damages due by the co-tenant.  The lease contains remaining payments of $3.2 million through April 30, 2009.

(7) As part of the acquisition of Ecole Centrale d’Electronique (“ECE”), the Company committed to purchase the remaining 30% ownership from the sellers on December 31, 2008 for approximately $8.9 million.  The agreement is denominated in Euros, and is subject to foreign currency exchange rate risk on the date of payment. As part of the acquisition of Institut Francais de Gestion (“IFG”), the Company committed to additional capital contributions, which will increase the Company’s share of ownership.  The agreement provides that, no later than July 31, 2006 and July 31, 2007, the Company shall contribute approximately $1.6 million and $2.4 million resulting in an increase in ownership share of 16% and 23%, respectively.  In addition, during the period October through November 2008, the sellers may exercise a put option requiring the Company to purchase the remaining 10% ownership for approximately $1.0 million.  During the second quarter of 2006, the Company negotiated an amendment to the agreement that provides that the first additional capital contribution can be extended up to July 31, 2007 instead of July 31, 2006.  There were no other material amendments made to the agreement.  The agreement is denominated in Euros, and is subject to foreign currency exchange rate risk on the dates of payment. As part of the acquisition of Cyprus College, the Company committed to making a contribution of approximately $3.2 million between the closing date and three years thereafter.  The contributions will fund certain capital projects, if approved, and will not alter the relative equity interests.  The contribution commitment is denominated in Cypriot Pounds and is subject to foreign currency exchange rate risk on the dates of payment.

(8) The Company has approximately $14.2 million outstanding in standby letters of credit.  The Company is self-insured for workers’ compensation and other insurable risks up to predetermined amounts above which third party insurance applies.  The Company is contingently liable to insurance carriers under certain of these policies and has provided a letter of credit in favor of the insurance carriers for approximately $0.7 million.  The Company has also issued a standby letter of credit in the amount of $1.5 million assuring the collectibility of a line of credit at Academia de Idiomas y Estudios Profesionales (“AIEP”), which is being used for working capital purposes.  The outstanding balance on the AIEP line of credit was $2.2 million at September 30, 2006.  In the first quarter of 2005, the Company issued a $12.0 million standby letter of credit in favor of WSI Education S.a.r.l. for a tax indemnification related to the sale of WSI.

Contingent Matters

This chart is intended a high-level summary of purchase obligations and contingent arrangements.  Please refer to additional disclosure in the footnotes to the chart.

Higher Education Institution	Date of Contingency	Additional Ownership Share	Terms of Contingent Transaction
Put Right Arrangements:
IFG (1)	October through November 2008	10%	$1.0 million

UAM(2)	March 1, 2009	29%	Approximately 4 times recurring EBITDA for certain specified periods

			Variable purchase price based on recurring EBITDA for certain specified periods

	Beginning March 1, 2013 through March 1, 2023	20%

Cyprus College (3)	April 1, 2012 or up to five years thereafter	20%	Payable based on a variable scale for new enrollments and EBITDA related to the year prior to exercise

Call Right Arrangements:
UAM (2)	March 1, 2009	20%	The greater of 4 times recurring EBITDA for certain specified periods or equivalent per share valuation of the Company’s initial 51% acquisition of UAM, adjusted for inflation

	Beginning March 1, 2013 through March 1, 2023	20%	The greater of 4 times recurring EBITDA for certain specified periods or equivalent per share valuation of the Company’s initial 51% acquisition of UAM, adjusted for inflation

Cyprus College (3)	Beginning July 1, 2006	35%	6% - Payable April 2007 based on 6.25 times 2006 audited recurring EBITDA

			29% - Payable April 2012 based on a variable scale for new enrollments and 2011 EBITDA

	January 1, 2012 or up to five years thereafter	20%	Payable April in the year following exercise based on a variable scale for new enrollments and EBITDA related to the year prior to exercise

Contingent Earnouts (cash payments):
Laureate Online Education BV(4)	April 1, 2007		Approximately 75% of 4 times 2006 EBITDA, not to exceed $10.0 million

	April 1, 2008		Approximately 4 times the average of 2006 and 2007 EBITDA, not to exceed $10.0 million, less the April 1, 2007 payment

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

(1) As apart of the acquisition of IFG, the sellers may exercise a put option requiring the Company to purchase the remaining 10% ownership for approximately $1.0 million during the period October through November 2008.

(2) Effective March 1, 2009 the minority owners of UAM have a put right to require the Company to purchase an equity interest of 29% from the minority owners at a variable purchase price based on 4.0 times recurring EBITDA for certain specified periods. Also effective March 1, 2009, the Company has a call right to acquire the same 29% interest from the minority owners for a variable purchase price equal to the greater of 4.0 times recurring EBITDA for certain specified periods or the equivalent per share valuation of the Company’s initial 51% acquisition of UAM, as adjusted for local inflation. Beginning March 1, 2013, and continuing for ten years, the minority owners and the Company have similar put and call rights, respectively, on the remaining 20% interest of the minority owners, with the purchase price determined based on a similar formula.

(3) Effective April 1, 2012 and exercisable up to five years thereafter, the minority owners of Cyprus College have a put right to require the Company to purchase an equity interest of 20% from the minority owners at a variable purchase price based on a variable scale for new enrollments and EBITDA for the calendar year preceding the exercise date.  Beginning July 1, 2006, the Company has a call right to acquire up to a 35% interest from the minority owners for a variable purchase price based on a variable scale for new enrollment and 2006 EBITDA.  Effective January 1, 2012 and exercisable up to five years thereafter, the Company has the call right to acquire the remaining 20% interest from the minority owners for a variable purchase price based on a variable scale for new enrollment and EBITDA for the calendar year preceding the exercise date.

Contingent Earnouts (cash payments)

(4) Additional amounts of contingent consideration, not to exceed $10.0 million, are due the sellers of Laureate Online Education BV equal to four times the average of the audited EBITDA for the calendar years ending December 31, 2006 and 2007.

Impact of Recently Issued Accounting Standards

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48. “Accounting for Uncertainty in Income Taxes,” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company will adopt FIN 48 on January 1, 2007.  An enterprise is required to disclose the cumulative effect of the change on retained earnings in the statement of financial position as of the date of adoption and such disclosure is required only in the year of adoption.  The Company is in the process of analyzing the impact of FIN 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 is effective in fiscal years beginning after November 15, 2007.  The Company will adopt SFAS 157 on January 1, 2008.  The Company does expect the adoption of this standard will not have a material effect on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132 (R),” (“SFAS 158”).  SFAS 158 requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans.  SFAS No. 158 requires prospective application, and the recognition and disclosure requirements are effective for the Company’s fiscal year ending December 31, 2006.  In addition, SFAS 158 requires companies to measure plan assets and obligations at their year-end balance sheet date.  This requirement is effective for the Company’s fiscal year ending December 31, 2008.  The Company is currently evaluating the impact of the adoption of SFAS 158 on the Company’s financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”). SAB 108 addresses how the effects of prior year uncorrected financial misstatements should be considered in current year financial statements.  SAB 108 requires registrants to quantify misstatements using both balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relative quantitative and qualitative factors.  SAB 108 does not change the SEC staff’s previous guidance in SAB 99, “Materiality,” on evaluating the materiality of misstatements.  Additionally, SAB 108 addresses the mechanics of correcting misstatements that include the effects from prior years.  SAB 108 requires registrants to apply the new guidance the first time it identifies material errors in existence at the beginning of the first fiscal year ending after November 15, 2006 by correcting these errors through a one time cumulative effect adjustment to beginning retained earnings.  The Company does not expect the adoption of this standard will have a material effect on the Company’s financial position or results of operations.

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

Foreign Currency Risk

The Company derived approximately 81% of its revenues from students outside the United States for the nine-months ended September 30, 2006.  This business is transacted through a network of international subsidiaries, generally in the local currency that is considered the functional currency of that foreign subsidiary.  Expenses are also incurred in the foreign currencies to match revenues earned, which minimizes the Company’s exchange rate exposure to operating margins.  A hypothetical 10% adverse change in average foreign currency exchange rates would have decreased operating income and cash flows for the nine-months ended September 30, 2006 by approximately $11.5 million. The Company generally views its investment in most of its foreign subsidiaries as long-term. The effects of a change in foreign currency exchange rates on the Company’s net investment in foreign subsidiaries are reflected in other comprehensive income (loss) on the Company’s balance sheets.  A 10% depreciation in functional currencies relative to the U.S. dollar would have resulted in a decrease in the Company’s net investment in foreign subsidiaries of approximately $90.7 million at September 30, 2006.

The Company occasionally enters into foreign exchange forward contracts to reduce the earnings impact of non-functional currency denominated receivables.  The primary business objective of such activity is to protect the U.S. dollar value of the Company’s assets and future cash flows with respect to exchange rate fluctuations.  At September 30, 2006, the Company had one forward contract with an expiration date in 2009.  The gains and losses on these contracts are deferred in accumulated other comprehensive income until the changes in the underlying financial instruments are recorded in the income statement. At that time, the deferred gains and losses will be reclassified from accumulated other comprehensive income on the balance sheet to the income statement.

Interest Rate Risk

The Company holds its cash and cash equivalents in high quality, short-term, fixed income securities.  Consequently, the fair value of the Company’s cash and cash equivalents would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due to the short-term nature of the Company’s portfolio.  The Company’s revolving credit facility bears interest at variable rates, and the fair value of this instrument is not significantly affected by changes in market interest rates.  A 100 basis point increase in interest rates would have decreased net interest income for the 2006 fiscal nine-month period by approximately $1.2 million.

The table below provides information about the Company’s financial instruments that are sensitive to changes in interest rates.  The table presents cash flows of weighted-average interest rates and principal payments for the following years ending September 30.  The fair value of the debt below approximates book value.

Total debt and due to shareholders of acquired companies (in millions of US dollars):	2007	2008	2009	2010	2011	Thereafter	Total
	(in millions)
Fixed rate (Chilean peso)	$16.3	$6.7	$1.3	$0.9	$0.3	$0.2	$25.7
Average interest rate	6.2%	6.1%	6.5%	7.1%	8.1%	8.5%	—
Fixed rate (Swiss franc)	2.5	2.4	2.5	2.5	2.4	22.9	35.2
Average interest rate	2.1%	2.2%	2.3%	2.5%	2.7%	3.1%	—
Fixed rate (Euro)	6.5	2.3	3.9	2.2	2.3	21.3	38.5
Average interest rate	4.4%	5.5%	5.6%	5.6%	5.7%	5.9%	—
Fixed rate (Brazilian Real)	5.4	5.1	5.1	—	—	—	15.6
Average interest rate	0.0%	0.0%	0.0%	—	—	—	—
Fixed rate (Honduran Lempira)	0.2	0.5	0.5	1.9	0.7	10.7	14.5
Average interest rate	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	—
Fixed rate (other)	4.3	—	—	—	—	—	4.3
Average interest rate	5.9%	—	—	—	—	—	—
Variable rate (Chilean peso)	11.6	1.5	0.2	0.2	0.2	0.9	14.6
Average interest rate	6.2%	5.3%	4.1%	4.1%	4.1%	4.1%	—
Variable rate (Swiss franc)	0.1	—	—	—	—	5.6	5.7
Average interest rate	5.3%	—	—	—	—	5.3%	—
Variable rate (Euro)	0.6	21.9	21.9	22.0	22.0	26.2	114.6
Average interest rate	6.4%	6.4%	6.4%	6.3%	6.2%	4.6%	—
Variable rate (Cypriot pound)	1.2	1.2	1.2	1.2	1.2	4.8	10.8
Average interest rate	5.5%	5.5%	5.5%	5.5%	5.5%	5.5%	—
Variable rate (Mexican Peso)	63.7	1.7	—	1.8	—	—	67.2
Average interest rate	5.7%	0.6%	—	0.3%	—	—	—
Variable rate (other)	1.2	2.2	2.2	2.2	108.8	0.6	117.2
Average interest rate	7.2%	7.2%	7.1%	7.1%	7.0%	10.0%	—

The weighted-average interest rates for the variable debt were calculated using the interest rate in effect as of September 30, 2006 for each debt instrument.

Investment Risk

The Company has an investment portfolio that includes short-term investments in available-for-sale debt and equity securities.  The Company’s investment portfolio is exposed to risks arising from changes in these investment values.

All the potential impacts noted above are based on sensitivity analysis performed on the Company’s financial position at September 30, 2006.  Actual results may differ materially.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the chief executive officer and the principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2006. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Act of 1934, as amended, including this Quarterly Report on Form 10-Q, is appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the chief executive officer and principal financial officer, to allow timely decisions regarding required disclosure.  Based on that evaluation, the chief executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as of September 30, 2006.

Changes in Internal Control over Financial Reporting

The Company’s management, including the chief executive officer and principal financial officer, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2006.  As previously disclosed in our Annual Report on Form 10-K/A, as of December 31, 2005, the Company identified a material weakness pertaining to insufficient controls over the accounting for income taxes as there was insufficient review of detailed analyses and supporting documentation by management with appropriate knowledge of income tax accounting, which resulted in an error in previously issued interim financial statements.  As a result of this assessment the Company has implemented several improvements in an overall program to remediate the material weakness.  During the nine-months ended September 30, 2006, the Company conducted a complete review of the internal control structure for all tax processes and has implemented revisions to its reviews and controls of routine and non-routine transactions. The Company also stopped its involvement in providing tax services to former subsidiaries of the Company effective July 1, 2006.  In addition, the Company engages third party consultants for complex accounting and tax issues.  The Company continues to improve its documentation and standardization of tax related matters.  The Company also has increased the quality and the depth of its tax resources, internally and externally.  Each of these corrective actions constitutes a change in the Company’s internal controls.  No other changes were made in the Company’s internal controls during the quarter ended September 30, 2006 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

*                    Incorporated by reference

(a)             Filed herewith

(b)            Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 3, 2006.

LAUREATE EDUCATION, INC.
(Registrant)

By:	/s/ Rosemarie Mecca
Rosemarie Mecca
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)