Form 10-K
period 2006-12-31
LAUREATE EDUCATION, INC.
filed 2007-03-01
CIK 912766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2006.

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

Securities registered pursuant to Section 12(b) of the Act: Common Stock, Par Value $.01

Securities registered pursuant to the Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒.   No ☐

Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐.   No ☒

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
Yes ☐.   No ☒

The aggregate market value of voting Common Stock held by non-affiliates of the registrant was approximately $2,169,960,530 as of June 30, 2006.

The registrant had 51,438,283 shares of Common Stock outstanding as of February 26, 2007.

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

Certain information in Laureate Education, Inc.’s definitive proxy statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than April 30, 2007, is incorporated by reference in Part III of this Form 10-K.

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

References to “Laureate,” the “Company,” in this Annual Report on Form 10-K refers to Laureate Education, Inc. and its subsidiaries unless the context indicates otherwise.

For a comprehensive description of the types of risks and uncertainties the Company faces, see Item 1A. “Risk Factors.” of this Annual Report. Please note the forward-looking statements included in this Annual Report on Form 10-K are made only as of the date of this report. The Company assumes no obligation to publicly update any forward-looking statements. Investors should not unduly rely on our forward-looking statements when evaluating the information presented in the filings and reports.

Recent Events

On January 28, 2007, the Company entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Wengen Alberta, Limited Partnership, an Alberta limited partnership (“Wengen”) and L Curve Sub Inc., a direct subsidiary of Wengen (“Merger Sub”), under which Merger Sub will merge (the “Merger”) with and into the Company, with the Company surviving.  Wengen is owned by an investment group consisting of Douglas L. Becker, Laureate’s Chairman and Chief Executive Officer, Kohlberg Kravis Roberts & Co., Citigroup Private Equity, S.A.C. Capital Management, LLC, SPG Partners, Bregal Investments, Caisse de depot et placement du Quebec, Sterling Capital, Makena Capital, Torreal S.A. and Southern Cross Capital.  Under the terms of the Merger Agreement, Laureate shareholders will receive $60.50 in cash for each share of Laureate common stock they own.

Completion of the Merger is subject to customary conditions, including, among others, the approval of the Merger and the Merger Agreement by Laureate’s shareholders, the availability to Wengen and the Merger Sub of debt financing, expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and certain responses from the United States Department of Education.

The Merger Agreement was filed in a Current Report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2007.  The foregoing description of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement.

Business

The Company operates a leading international network of licensed campus-based and online universities and higher education institutions (“higher education institutions” or “schools”).  Through this network, Laureate offers a broad range of career-oriented undergraduate and graduate degree programs as well as other services that create a superior higher education experience for students.  Currently, Laureate enrolls over 243,000 students at its higher education institutions located throughout The Americas, Europe, and Asia.

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

While most of Laureate’s institutions have many years of successful operating history, the Company implements programs and strategies to increase the financial and operational performance of each school.  Laureate’s higher education institutions share content and degree programs with other schools in its network and transfer best practices, including successful marketing, recruiting, and retention programs.

Laureate believes in the social and economic importance of expanding access to higher education, thus its business is focused on addressing this global need.  The Company also believes that execution of its business model, a rigorous approach to expansion, and product innovation will continue to provide valuable benefits to students as well as generate increases in revenue.

The Company’s educational services are offered through three separate business segments: Campus Based - Latin America (“Latin America”), Campus Based — Europe (“Europe”) and Laureate Online Education.  In Latin America, the Company owns or maintains controlling interests in thirteen separately licensed higher education institutions located in Mexico, Chile, Peru, Ecuador, Panama, Costa Rica, Honduras and Brazil.  In Europe, the Company owns or maintains controlling interests in ten separately licensed higher education institutions located in Spain, Switzerland, France and Cyprus.  Laureate’s operations in China are managed in the Europe business segment, as those operations are associated with the Company’s Hospitality business.  The Laureate Online Education segment provides career-oriented degree programs to over 33,000 students through one licensed university - Walden E-Learning, Inc. (“Walden”) - and two businesses that partner with licensed universities - Laureate Online Education B.V. and Canter and Associates (“Canter”).

The Company owns and operates the leading network of private, post-secondary educational institutions with program offerings that address the fast-growing international demand for career-oriented education.  In many international markets, public higher education institutions are unable to adequately increase capacity to address the burgeoning demand for university education.  The Company is uniquely positioned to address higher education demand by expanding campus locations, opening new campus locations, and developing innovative degree programs for traditional students and for students in new market segments, such as the market for working adult students.

The Company’s network of schools offers an education that emphasizes career-oriented fields of study with undergraduate and graduate degrees in a wide range of disciplines, including international business, hotel management, health sciences, information technology and engineering.  The Company believes its network benefits from the strong academic reputation, developed brand awareness and established operating history of each of its institutions.  Each institution also has flexible, teaching-focused faculty led by an experienced local management team.  In addition to expanding capacity, the Company is developing new degree programs and creating study abroad opportunities for both traditional students and working professionals.

Laureate’s higher education institutions offer more than 100 career-oriented undergraduate and graduate degree programs in a wide range of fields. The time typically required to complete a program varies by degree, with undergraduate degrees requiring four to five years on average and graduate degrees requiring an additional two to three years on average. The Company’s International Rector oversees curriculum development and deployment of programs in the network in cooperation with the deans of the higher education institutions.  The Company also encourages its faculty to develop new educational programs and curricula.  The programs are designed to satisfy three constituencies:

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

•                  Regulating or licensing agencies.  The degree programs of each of the higher education institutions have been approved in accordance with applicable law.  For example, the Secretary of Education in Mexico has reviewed all of UVM’s accredited programs and given the university degree-granting authority for those programs.  The Ministries of Education in Spain, France, Costa Rica, Panama, Honduras, Cyprus, and Ecuador perform similar roles.  The Company must generally work with the regulators of these higher education institutions to ensure that any new programs will be approved.

Campus Based — Latin America

The Latin America segment is composed of eleven separately licensed universities and two professional institutes, and has operations in Mexico, Chile, Brazil, Peru, Ecuador, Honduras, Panama and Costa Rica.  The Latin America schools currently enroll approximately 190,000 students and offer more than 100 degree programs through 49 campuses.  The schools primarily serve 18- to 24-year-old students and offer an education that emphasizes career-oriented fields of study with undergraduate and graduate degrees in a wide range of disciplines, including international business, law, health sciences, information technology and engineering.

The following table presents information about Laureate schools in Latin America:

Higher Education Institution	Principal Locations	Year Founded	Year Acquired	Current Ownership	No. of Campuses	Enrolled Students(1)	Average Annual Tuition(2)	Licensing Oversight
Universidad del Valle de México	Mexico City, Mexico	1960	2000	90%	25	74,600	$3,500	Mexican Ministry of Education

Universidad de Las Américas	Santiago, Chile and Quito, Ecuador	1988	2000	100%	7	30,300	$3,700	Chilean Ministry of Education and Ecuadorian Ministry of Education

Universidad Andrés Bello and AIEP	Santiago, Chile	1989	2003	100%	3	34,900	$3,600	Chilean Ministry of Education

Universidade Anhembi Morumbi	Sao Paulo, Brazil	1970	2005	51%	4	20,500	$4,100	Brazilian Ministry of Education

Universidad Interamericana	San Jose, Costa Rica and Panama City, Panama	1986	2003	100%	4	12,100	$1,500	Costa Rican and Panamanian Ministries of Education

Universidad Peruana de Ciencias Aplicadas	Lima, Peru	1994	2004	80%	2	9,400	$4,400	Peruvian Ministry of Education
Universidad Tecnológica Centroamericana	Tegucigalpa, Honduras	1987	2005	100%	3	5,900	$2,100	Honduran Ministry of Education

Universidad Latinoamericana de Ciencia y Tecnología	Panama City, Panama	1991	2004	100%	1	2,200	$2,200	Panamanian Ministry of Education

(1)             Represents enrollment on the last day of the year rounded to the nearest hundred.

(2)             Based on 2006 calendar year data in U.S. dollars rounded to the nearest hundred, using an annual average exchange rate.

The Company’s higher education institutions in Latin America provide a broad range of degrees and programs, and are well regarded by students, employers and government authorities in their respective markets:

•                  Universidad del Valle de México (“UVM”) is the second largest private university in Mexico in number of students and number of campuses.  UVM has 25 campuses located throughout Mexico including eleven in Mexico City, four in the central region (Queretaro, San Luis Potosi, Aguascalientes and Guadalajara), five in the southern region (Tuxtla, Villahermosa, Puebla, Toluca, and Cuernavaca) and five in the northern region (Hermosillo, Torreon, Saltillo, Mexicali, and Nogales).  UVM offers 45 undergraduate and 25 graduate degree programs in a broad range of fields including accounting, architecture, business administration, education, engineering, health sciences, and law.  The majority of undergraduate students are enrolled in traditional programs. UVM also offers 9 of its 45 undergraduate programs specifically for working adults.  Students typically complete the traditional undergraduate degree programs in 4 to 5 years and graduate programs in 1 to 2 years.  Universities in Mexico are regulated by the Ministry of Education (Secretaria de Educación Publica or “SEP”).  The SEP has delegated authority to the association of private universities called FIMPES (Federación de Instituciones Mexicanas Particulares de Educación Superior) to be an additional accrediting body for private universities by peer review. The SEP granted UVM federal recognition status in 1988, which allows the university to open new campuses and launch new programs throughout the country.  In 2005, the SEP awarded UVM a certification of Academic Excellence, allowing for fast-track approval of new programs.  From the peer review accreditation by FIMPES, UVM has received highest ratings. In addition, UVM has received accreditation of 28 degree programs at various campuses by the COPAES, a secondary accreditor comprised of professional colleges approved by the SEP to review individual programs, important in labor market placement. UVM has the second highest number of programs accredited by these bodies among private institutions in Mexico.

•                  Universidad de Las Américas (“UDLA”) offers 71 undergraduate degree programs focused on business administration, education, engineering, law and psychology through two institutions of higher learning, 8 technical vocational degrees, and an MBA program.  UDLA operates seven campuses, four in Santiago, one in Viña del Mar (central Chile), one in Concepción (southern Chile) and a satellite campus in Quito, Ecuador.  The majority of undergraduate students are enrolled in traditional programs. The typical duration of an undergraduate program at UDLA is approximately five years. The average duration of a technical vocational degree is about three years and an MBA program is about two years in length. UDLA offers various opportunities to their graduates in order to aid in their careers.  During 2006, UDLA participated in a job fair with 21 companies in which approximately 600 graduates participated.  UDLA has been recommended as one of the top ten Chilean universities with job related websites according to the Universia rankings in 2006.  Universia is a university portal sponsored by Banco Santander, providing useful information for the higher education sector in Latin America to student services, faculty, and the general public. This website enables approximately 400 potential employers to communicate with about 5,000 registered graduates and students for jobs and internships. UDLA offers various career learning opportunities outside of the university degree programs, including resume workshops, skills workshops, and professor workshops.

•                  Universidad Andrés Bello (“UNAB”) offers 55 undergraduate and 108 graduate degree programs.  With degree programs in medicine, dentistry, business administration, law, engineering, psychology, and education, UNAB ranks among the top Chilean universities for its academic quality and brand recognition among high school seniors. UNAB operates three campuses (two in Santiago and one in Viña del Mar) and a marine biology research station in Quintay.  The majority of enrolled students participate in traditional programs. The average duration of an undergraduate program at UNAB is 4 to 5 years. The majority of graduate programs have a duration of 1 to 2 years. UNAB  was awarded  institutional accreditation for a period of four years by the National Accreditation Commission for Undergraduate Studies.  The process involved a self-evaluation accreditation procedure, an evaluation of UNAB’s peers, and the governmental agency granting the accreditation for a specific number of years. Also in 2004, UNAB successfully participated in the undergraduate accreditation program for four of its undergraduate programs (agriculture 4 years, nursing 3 years, accounting 3 years, chemistry and pharmacy 3 years).  In addition, UNAB successfully participated in the graduate accreditation program for two of its graduate programs (biotechnology 2 years and molecular bioscience 2 years).

•                  Academia de Idiomas y Estudios Profesionales (“AIEP”) is a professional institute offering 43 technical and vocational programs to traditional and working-adult students at nine locations throughout Chile. AIEP offers one- to four-year certificate and degree programs, which include technology, management, communications, art, social science, and health science. AIEP’s modular curriculum is geared toward certification of technical/vocational job skills and competencies and is designed to help working adults advance in existing careers, enter new career fields, or prepare for higher levels of university education.  The average time to complete a program at AIEP is 2 to 3 years. AIEP has an arrangement with the Chilean Association of Information Technology (“ACTI”) which enables AIEP to offer its students an employment services database, visits to partner companies of ACTI, and to coordinate joint activities (student fairs, workshops, seminars). In 2005, AIEP subscribed to a national employment database to aid the students in finding job opportunities, to post their resumes, and contact potential future employers.  In 2006, AIEP held an entrepreneur fair in which current students bring innovative ideas for business plans in the presence of national company sponsors. AIEP is a member of the Superior Council of Education, a public organization created in 1990 to administer the supervision of universities and professional institutions.

•                  Universidade Anhembi Morumbi (“UAM”) offers more than 50 undergraduate and associate degrees and 20 graduate degrees focused on architecture, business, communication, design, engineering, health sciences, hospitality management and law. Founded in 1970, UAM is a respected institution with programs in Hospitality Management, Fashion Design and Business that are among the highest ranked in the country. UAM has four campuses located in Sao Paulo, Brazil. The average duration of an undergraduate program is approximately 3 to 4 years. The average duration of a graduate program is approximately 1 to 2 years. UAM offers the Laureate Global Career Center through their website. UAM has 78% of their undergraduate programs certified by the Ministry of Education.

•                  Universidad Interamericana (“UI”) offers 58 undergraduate, 35 graduate, and 10 doctorate degree programs in business, hospitality, engineering, communications, and education through four campuses at two higher education institutions, one in San Jose, Costa Rica and the other in Panama City, Panama.  UI was a founding member of the Interamerican Consortium of Higher Education.  The UI student body in  Panama are enrolled in traditional courses.  The majority of the students at the Costa Rica location are enrolled in traditional courses. The average duration of an undergraduate program is approximately 3 to 4 years.  The average duration of a graduate program is approximately 1 to 2 years.  UI has strong relationships with the business, not for profit, and government communities. UI has received accreditation from the National Council for Private Education, secondarily with the National System of Higher Education.

•                  Universidad Peruana de Ciencias Aplicadas (“UPC”) offers undergraduate and graduate programs in business, engineering, law, communications and architecture, and technical vocational programs in engineering and information technology through Cibertec.  UPC operates two campuses in central Lima.  UPC offers 21 five year degree programs, 7 three year degree programs, 4 three and a half year working adult programs, and 7 graduate masters programs typically 1 to 2 years in length. The majority of UPC students are enrolled in traditional programs. UPC has a job placement office that helps students fulfill a required professional practice prior to graduation.  UPC also holds an annual job fair to aid in job placement after graduation.

•                  Universidad Tecnológica Centroamericana (“UNITEC”) offers 23 undergraduate and 6 graduate degree programs in Business, Engineering, Hospitality Management, Communications and Information Technology. UNITEC is accredited by AUPRICA (Association of Private Universities in Central America) and RLCU (Latin-American Network for University Cooperation). UNITEC has campuses in Tegucigalpa and San Pedro Sula in Honduras. The majority of the students at UNITEC attend traditional programs.  The majority of the students at UNITEC are enrolled in undergraduate programs. The average duration of an undergraduate program is approximately 4 to 5 years.  The average duration of a graduate program is approximately 1 to 2 years.  UNITEC has strong relationships with the business, not for profit, and government communities. UNITEC is accredited with the National Council of Higher Education.

•                  Universidad Latinoamericana de Ciencia y Tecnología (“ULACIT”) offers 16 undergraduate, 9 graduate and 2 doctorate programs in business, engineering, law and psychology through its campus in Panama City, Panama. The majority of the students at ULACIT attend traditional programs. The average undergraduate program duration is approximately 4 years and an average masters program duration is between 1 and 2 years in length. ULACIT has strong relationships with business, not for profit and governmental communities. ULACIT’s curriculum has been reviewed and approved by the University of Panama.

Tuition and Fees

Tuition varies at each of the higher education institutions depending on the curriculum and type of program.  Tuition payment options vary by higher education institution and primarily include monthly installment payment plans and lump sum payments at the beginning of the academic year. Certain institutions offer long-term financing opportunities (see further discussion below).  Historically, the Company has increased tuition as educational costs and inflation have risen.  In 2006, the

Company implemented average local currency tuition increases of approximately 4.1% in Latin America.  The Company intends to continue increasing tuition at each of the higher education institutions as market conditions warrant.

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

Long-Term Student Financing - Chile

The Company continues to expand its previous student financing activities at its Chilean universities in order to establish a lending and collections history in this market to attract third party lenders.  The Company believes Chile’s stability, both economic and political, coupled with its sophisticated banking system, reputable and reliable credit bureau, and the strong credit consciousness of its people, support the Company’s decision to explore additional growth opportunities through enhanced financing.

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

UDLA’s financing program also existed prior to Laureate’s acquisition in 2000 and, until 2003, was offered on a limited basis to new students for their first year of studies to provide students time to obtain government or other forms of financing. In 2004, the program was redesigned and expanded to require income qualifications and credit scores, as well as a cosigner in certain cases.  More importantly, students are required to secure part-time employment to the extent the university is able to provide opportunities through its employment program.  UDLA has made arrangements with a number of Santiago businesses to provide flexible part-time employment to its students.  As of December 31, 2006, there were approximately 8,900 students participating in the employment program.

Both the UNAB and the redesigned UDLA financing programs permit eligible students to pay 50% of their tuition in monthly installments.  Provided the students are in good academic standing and remain current with their monthly payments, they are allowed to defer the remaining 50% plus interest until after graduation.  As of December 31, 2006, the number of internally financed students represented 17% of total Chilean enrollment.

        At December 31, 2006 and 2005, respectively, the Company has long-term tuition receivables of $39,053 and $32,554, net of allowances of $11,691 and $9,328.  There have not been any material write-offs of long-term receivables in 2006 or 2005.  Since this program is not mature, there is limited repayment history.  Nevertheless, third party interest in the program is increasing from third parties regarding the acquisition of the portfolio and, in addition, the sale of prior receivables to third parties. Creating a third party tuition finance solution in Latin America could create much broader access to our offerings thereby supplementing future enrollment growth.

        There has been an increased effort on the part of the private banking sector, as well as the government, to offer more financing solutions to students.  The tuition funded for each student varies depending upon the degree studied and the university attended. For the 2006 academic year, there were approximately 21,500 students from all accredited private universities in Chile who received approximately $50 million of Chilean government resources to finance post-secondary education. The program is designed to provide financial assistance for approximately 50% of program specific government-determined annual tuition amounts for the post-secondary universities in Chile. In 2006, accreditation became mandatory for Chilean institutions in order for students to be eligible for government loan programs. Currently, UNAB is the Company’s only Chilean institution eligible to participate in the government loan program since it is accredited.  UDLA is in the preliminary phase of the accreditation process, and therefore, does not have access to these funds and uses internal resources to provide financing alternatives for its students.

Campus Based – Europe

The Europe segment consists of ten licensed higher education institutions, and has operations in Spain, Switzerland, France and Cyprus. During the fourth quarter of 2006, the Company acquired CH Holdings Netherlands BV, a 50% ownership interest in a joint venture that provides educational services to higher education institutions in the Campus Based-Europe segment.

Laureate campuses in Europe enroll over 20,000 students and offer more than 75 degree programs through 9 campuses.  The schools primarily serve 18- to 24-year-old students and offer an education that emphasizes career-oriented fields of study with undergraduate and graduate degrees in a wide variety of disciplines, including international business, hotel management, health sciences, architecture and engineering.

The following table presents information about Laureate schools in Europe:

Higher Education Institution	Principal Locations	Year Founded	Year Acquired	Current Ownership	No. of Campuses	Enrolled Students(1)		Average Annual Tuition(2)		Licensing Oversight
Universidad Europea de Madrid	Madrid, Spain	1995	1999	100%	2	8,800		$10,300		Spanish Ministry of Education

Cyprus College	Nicosia, Cyprus	1961	2005	45%	1	3,900		$5,300	(4)	Cyprus Ministry of Education

Hospitality –Les Roches and Glion	Bluche, Switzerland Marbella, Spain, Glion, Switzerland	1979 1995 1962	2000 2002 2002	100%	4	3,400		$17,800		Swiss Government (license), NEASC (accreditation)

Institut Français de Gestion	Paris, France	1956	2004	51%	N/A	1,700	(3)	$3,500		Ministere de I’Interieur, Ministere du Travail

École Centrale d’Electronique	Paris, France	1919	2004	70%	1	1,500		$8,300		French Ministry of Education

École Supérieure du Commerce Extérieur	Paris, France	1968	2001	89%	1	1,400		$8,100		French Ministry of Education

IEDE, Institute for Executive Development	Madrid, Spain	1991	2004	100%	N/A	150		$13,200		N/A

(1)             Represents enrollment on the last day of the year rounded to the nearest hundred.

(2)             Based on 2006 calendar year data in U.S. dollars rounded to the nearest hundred, using an annual average exchange rate.

(3)             Excludes approximately 12,000 short-course enrollments in the CNOF business.

(4)             Represents average tuition for degree programs only.

Laureate higher education institutions in Europe provide a broad range of degrees and programs, and are well regarded by students, employers and government authorities in their respective markets:

•         Universidad Europea de Madrid (“UEM”) offers 43 undergraduate programs (diploma, bachelor degrees or double degree) and 54 graduate and Ph.D. degree programs.  The university includes a well-known school of health sciences and schools of architecture, economics, engineering, journalism, law and sports sciences. Most of UEM’s students are enrolled in traditional undergraduate programs, although UEM’s growing graduate and working adult programs provide options to working adults.  UEM is licensed by the Spanish Ministry of Education.  In 2005, UEM launched the School of University Studies with Real Madrid (one of the most recognized sports clubs in the world).  The goal of the school is to promote career preparatory programs for students in the fields of Sports and Leisure Management.  UEM currently hosts hundreds of students from other universities in the Laureate network through exchange programs and collaborates with several Laureate institutions to provide dual degree opportunities.  UEM’s advisory committee, which is composed of renowned business and academic leaders, works with UEM’s senior management team to ensure all academic programs are providing students with the knowledge and experience they need to establish successful careers. UEM has a career service department that focuses on helping students research companies, prepare for interviews, and establish professional networks in addition to bringing employers on campus to meet and interview students and recent graduates. UEM has a campus located in Villaviciosa (approximately 30 minutes from central Madrid) and another center in downtown Madrid.

•         Cyprus College offers more than 45 undergraduate and graduate degree programs in business, computer science, education, engineering, hospitality management and social sciences. Founded in 1961, Cyprus College is the oldest private post-secondary institution in Cyprus. The majority of students at Cyprus are enrolled in traditional undergraduate programs. Undergraduate degrees at Cyprus College last between two and four years while graduate programs last between one and two years.  Cyprus College is accredited by the Ministry of Education of the Republic of Cyprus. Several of Cyprus College’s bachelor degree programs have also been individually accredited. Cyprus College’s central campus is located in Nicosia, the capital of Cyprus.

•         Hospitality (Les Roches Swiss Hotel Association Hotel Management School (“Les Roches”) and Glion Institute of Higher Education (“Glion”)) offers globally recognized hospitality and hotel management programs through four locations.  Hospitality specialized programs require students to complete at least two internships prior to graduation.  The internship requirements for these institutions facilitate the entry of graduates into the workforce following graduation.  The majority of students at these institutions are traditional undergraduate students.  In the case of Les Roches and Glion in Switzerland, the students are recruited from more than 80 countries around the world, whereas in China and Spain, the majority of students are from their respective home country.  Les Roches was the first English-speaking hotel management school established in Switzerland.  In addition to the appropriate licenses in Switzerland and Spain (Swiss Hotel Association and Swiss Hotel Schools Association), Les Roches (Bluche and Marbella) and Glion are both fully accredited by the New England Association of Schools and Colleges (NEASC).

•         Institut Français de Gestion (“IFG”) offers working adult programs in business subjects.  Several of its programs have the highest recognition offered by the Commission Nationale de la Certification Professionelle (CPNC), the accrediting body for working adult degree programs in France.  In 2006, IFG reached an agreement with University Paris X to elevate several of IFG’s graduate programs to Master degrees.  IFG offers an Executive MBA program with Concordia University in Montreal.  IFG offers courses to students in Paris and nine other cities in France.

•         École Centrale d’Electronique (“ECE”) offers undergraduate and graduate programs in engineering to students through its campus in central Paris.  ECE was founded in 1919 to serve veterans returning from the First World War in the emerging communication technologies.  ECE is accredited by the Commission des Titres d’Ingenieurs (CTI) and is recognized by the French Ministry of Education.  Most of ECE’s students are traditional students.  ECE, a Grande École of Engineering, was ranked in the top 10 (from more than 300 engineering schools) by the magazine Le Point in 2005, and was the second highest ranking private university in the survey.

•         école Supérieure du Commerce Extérieur (“ESCE”) offers a four-year undergraduate degree program in international commerce and management that features a combination of coursework and internships and is located in Paris, France.  While traditional undergraduate students represent the majority of the institutions enrollments, ESCE also offers graduate degree programs.  ESCE is recognized by the French government and the degree earned by ESCE graduates is certified by the French Ministry of Education and the National Commission for Professional Certification (the highest level of accreditation for a school like ESCE). In addition, ESCE is a member of the AACSB (Association to Advance Collegiate Schools of Business), the EFMD (European Foundation for Management Development) and the UGEI (Union of Independent Schools of Higher Education). This post-secondary institution, founded in 1969, was the first in France to specialize in international trade. ESCE also has two smaller branch campuses in Lyon and Beijing, China. A Master in International Management with Poitiers (another university in France) was launched in 2004 and a Master in International Management was created with EAE Business School (from Barcelona, Spain) in 2005.  ESCE works very closely with local and international employers to keep programs relevant to the dynamic world of international business.  This effort is led and facilitated by the Strategic Planning Committee, which is composed of leaders from business, government and academia.  ESCE, a Grande École, was ranked 4th out of the top 30 French business schools by the most recent ranking of Le Point magazine.

•         IEDE, Institute for Executive Development (“IEDE”) is a business school offering MBA and postgraduate programs, in its main location in downtown Madrid and an International MBA partially delivered in its subsidiary sites in Shanghai, China and Santiago, Chile and through a partner university in California.  IEDE’s Master of Financial Management is recognized by the Chartered Institute of Management Accountants.

Tuition and Fees

Tuition varies at each of the higher education institutions depending on the curriculum and type of program.  Tuition payment options vary by higher education institution and primarily include monthly installment payment plans and lump sum payments at the beginning of the academic year. Historically, the Company has increased tuition as educational costs and inflation have risen.  In 2006, the Company implemented average local currency tuition increases of approximately 3.8% in Europe.  The Company intends to continue increasing tuition at each of the higher education institutions as market conditions warrant.

Students are generally responsible for room and board fees, transportation expenses and costs related to textbook and supply purchases required for their educational programs.  Only UEM and Hospitality have revenue-generating room and board fees.

Students typically self-finance their education or seek non-higher education institution sponsored financing programs.  Currently there are no company-sponsored financing arrangements in the Campus Based - Europe segment.

Laureate Online Education

Laureate Online Education offers undergraduate and graduate degree programs to working professionals through distance learning.  Laureate Online Education institutions collectively offer degree programs in education, psychology, health and human services, management, engineering, and information technology.

The following table presents information about Laureate’s online higher education institutions, all of which are 100% owned:

Higher Education Institution	Year Founded	Year Acquired	Enrolled Students(1)		Average Annual Tuition(3)	Accrediting Body
Walden University	1970	2002	25,400		$8,200	North Central Association of Colleges and Schools Higher Learning Commission

Canter & Associates	1977	1998	5,500	(2)	$4,200	N/A

Laureate Online Education B.V.	2000	2004	2,200		$9,400	N/A

(1)             Represents enrollment as of the last day of the year rounded to the nearest hundred.

(2)             Represents Distance Learning graduate enrollment, excludes over 23,500 non-degree students.

(3)             Based on 2006 calendar year data in U.S. dollars rounded to the nearest hundred, using an annual average exchange rate.

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

•                  Walden University is one of the pioneers of distance education, and has over 35 years of academic and operating history.   Walden offers one undergraduate and 23 graduate degree programs in management, health and human services, psychology, engineering and technology, and education to working professionals.  Bachelor’s and graduate degree programs are delivered online.  Ph.D. programs are delivered online with a short-term residency requirement.

•                  Canter & Associates, through its partner universities, offers a graduate degree in education and thousands of individual courses for teachers.  For over 25 years, Canter’s mission has been to enhance the quality of teaching and learning by empowering educators with new teaching strategies.  Canter’s Distance Learning graduate division works with five private universities that provide primary and secondary education level educators the opportunity to earn a graduate degree in education

•                  Laureate Online Education B.V., based in Amsterdam, is the exclusive worldwide distance-learning partner of the University of Liverpool, and specializes in delivery of online graduate programs to working-adult students in over 152 countries.  The University of Liverpool through Laureate Online Education B.V. offers graduate degree programs in business and information technology.

Tuition and Fees

Tuition varies at each of the higher education institutions, depending on the curriculum and type of program.

•                  For Walden, tuition ranges from $230 per credit hour (for bachelor’s degree programs); to between $315 and $865 per credit hour (for the graduate degree programs); to $4,050 per quarter (for certain Ph.D. degree programs).  Walden students are eligible for the Department of Education’s Title IV federal financial aid under the Higher Education Act of 1965. Degree programs take between two to six years to complete, with a total cost ranging from $10,800 to $94,000, depending on the degree.

•                  For Canter, tuition for a typical student enrolled in one of Canter’s partner universities is approximately $7,000 paid over the five semesters, or 20-month program.

•                  For Laureate Online Education B.V., the average online degree program generally requires two to three years to complete, with a total tuition of $27,000.

Network Initiatives

The campus-based network in Latin America and Europe allows the Company to share high quality curricula among its higher education institutions, thereby broadening students’ educational opportunities.  UEM currently hosts hundreds of students each year from universities in the Laureate network through exchange programs and collaborates with several institutions including UVM, UPC, UNAB, UDLA, UI, ULACIT and UAM to provide dual degree opportunities. In recent years, UEM and Les Roches developed a new joint degree program in hospitality business management that is now offered to students at UEM. UVM now offers a sports management degree program developed at UEM, and has launched an enhanced tourism degree, using Les Roches’ curriculum.  In 2004, UVM and UEM launched a dual-degree program, in which graduating students earn a degree that benefits from the strengths of both institutions and is recognized in both countries. In 2005, UVM and Walden University launched a dual-degree program, in which students complete part of their degree online in English and receive a degree from both institutions, recognized in both countries. UI and UNITEC also offer undergraduate business degrees with Walden University.  The Company has also launched the Global Career Center, an international resource enabling all students in the campus-based network to identify job and internship opportunities around the world, and allowing the schools’ corporate partners to market their open positions to all network students.

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

Latin America and Europe. The market for post-secondary education outside the U.S. is highly fragmented and marked by large numbers of local competitors.  The target demographics are primarily 18- to 24-year-olds in the individual countries in which the Company competes, except for its Hospitality schools, which market to students worldwide.  The Company generally competes with both public and private higher education institutions on the basis of price, educational quality, reputation and location.  Public higher education institutions tend to be less expensive, if not free, but more selective and less focused on career-oriented degree programs. The Company believes that it compares favorably with competitors because of its focus on quality, career-oriented curriculum and the efficiencies of its network.  At present, the Company believes that no other company has a similar network of international higher education institutions.  There are a number of other private and public higher education institutions in each of the countries where the Company owns a higher education institution.  Because the concept of private, for-profit higher education institutions is fairly new in many countries, it is difficult to predict how the markets will evolve and how many competitors there will be in the future.  The Company expects competition to increase as the markets mature.

        Laureate Online Education.  The postsecondary education market in the U.S. is highly fragmented and competitive, with no single institution having any significant market share.  The target demographics are adult working professionals who are over 25 years old. Laureate Online Education competes with traditional public and private non-profit institutions and for-profit schools.  Typically, public institutions charge lower tuitions than Laureate Online Education because they receive state subsidies, government and foundation grants, tax-deductible contributions and have access to other financial sources not available to Laureate Online Education.  However, tuition at private non-profit institutions is typically higher than the average tuition rates charged by Laureate Online Education.  Laureate Online Education competes with other educational institutions principally based upon the quality of its educational programs and student services. Outside the U.S., online higher education is also highly fragmented with no single institution having a significant market share.  The Company believes that internationally its products compare favorably to the competition because of the quality of the curriculum and its focus on the working adult. The Company focuses its international online initiatives in those countries that appear ready for online education from both a technology and cultural basis.

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

Title IV.  Walden students, mostly working professionals, finance their education through a variety of methods including self-financing, tuition reimbursement from employers, and through federal financial aid programs known as Title IV.  The Higher Education Act of 1965 and related regulations govern all U.S. higher education institutions participating in Title IV programs.  Walden maintains eligibility to participate in the following Title IV programs: Federal Pell Grant, Federal Work Study, Federal Family Education Loan, and Federal Parent Loan for Undergraduate Students and Federal Grad PLUS.

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

•                  Change in ownership or control

•                  Student loan defaults

•                  Changes in federal and state regulations and laws

•                  Compensation of university representatives

•                  Administrative capacity

•                  Eligibility and certification

•                  Accreditation

Changes in Title IV participation requirements, elimination or reduction in federal funding of Title IV programs, or loss of Title IV program eligibility, could reduce the ability of certain Walden students to finance their education, thereby leading to lower student enrollment.  In 2006, approximately 47% of total Laureate Online Education students, which represents approximately 6% of students at all Laureate schools, obtain financing under Title IV programs.  The elimination or reduction of Title IV programs could have an adverse impact on the Company.

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

Employees

As of December 31, 2006, the Company had approximately 23,000 employees, including approximately 12,000 classified as full-time and approximately 11,000 classified as part-time. Most of the Company’s part-time employees are academic teaching staff. The Company’s employees at UEM, UVM and UAM, as well as a portion of IFG, are covered by labor agreements.  The UEM agreement has been negotiated by a national union with a committee representing all of the private, for-profit universities in the country and is effective until December 31, 2008.  All of UAM’s employees are required by law to belong to a union and the university is required to be a part of a national employers union.  These two groups negotiate standard national or regional contracts and it is UAM’s responsibility to comply with these agreements.  The IFG agreement governs certain labor conditions, such as vacation and salary levels.  The agreement has no defined expiration but can be nullified by either party.  It is reviewed annually.  Substantially all of the faculty at UVM is represented by a union.  The economic provisions of the labor agreement at UVM were revised in 2005 without any substantial changes, and will be reviewed again in 2007.  The agreements govern salaries, benefits and working conditions for all union members at the higher education institutions. The Company considers itself to be in good standing with these unions and with all of its employees.

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

Business uncertainties and contractual restrictions while the proposed merger is pending may have an adverse effect on the Company.

Uncertainty about the Merger and its effect on employees, suppliers and partners may have an adverse effect on the Company.  These uncertainties may impair the Company’s ability to attract, retain and motivate key personnel until the Merger is consummated, and could create distractions that affect Company performance as the Company and its personnel prepare for the Merger.  Uncertainties relating to the Merger could cause others that deal with the Company to defer decisions concerning the Company, or seek to change existing business relationships with the Company.  Employee retention may be particularly challenging while the Merger is pending, as employees may experience uncertainty about their future roles with the post-merger entity.  In addition, the Merger Agreement restricts the Company from taking specified actions without the buyer’s approval.  These restrictions could prevent the Company from pursuing attractive business opportunities that may arise prior to the completion of the Merger.

Failure to complete the Merger may negatively impact on the Company’s ongoing business.

If the Merger is not approved by the Company’s shareholders or if the Merger is not completed for any other reason, the Company will remain an independent public company and the Company’s common stock will continue to be listed and traded on the NASDAQ Global Select Market.  While the Company expects that management will operate the business in a manner similar to that in which it is being operated today, if the merger is not completed, the Company may suffer negative financial ramifications, including as a result of paying a termination fee if such termination fee is required to be paid and the expenses incurred as a result of the proposed merger and the decline of the market price of its shares of common stock to the extent that the current market price reflects a market assumption that the proposed merger will be completed.  In addition, a failed merger may result in negative publicity and/or a negative impression of the Company in the investment community.  As a result, the business, prospects, results of operations or stock price of the Company could be adversely impacted.

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

•                  potential economic and political instability in the countries in which the Company operates including student uprisings;

•                  expropriation of assets by local governments;

•                  key political elections;

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

In each of the past five years, operations outside the U.S. accounted for a significant portion of the Company’s revenues.  To the extent that foreign revenue and expense transactions are not denominated in the local currency and/or to the extent foreign earnings are reinvested in a currency other than their functional currency, the Company is also subject to the risk of transaction losses.  The Company occasionally enters into foreign exchange forward contracts to reduce the earnings impact of non-functional currency dominated non-trade receivables and debt.  The primary business objective of the activity is to protect the U.S. dollar value of the Company’s assets and future cash flows with respect to exchange rate fluctuations.  Given the volatility of exchange rates, there is no assurance that the Company will be able to effectively manage currency transaction and/or translation risks.  Therefore, volatility in currency exchange rates may have a material effect on financial condition or results of operations.

Because the valuation of an acquired university’s goodwill and indefinite lived intangibles may not accurately reflect its value, an impairment would lead the Company to write off all, or a portion, of goodwill and indefinite lived intangibles, which may adversely affect the financial condition and results of operations.

Upon acquisition of a university, the Company typically allocates a significant portion of the purchase price to goodwill and other intangibles.  Identified intangible assets other than goodwill and indefinite-lived intangible assets are generally amortized over periods of two to seven years following their purchase.  In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” the Company is required to test at least annually for impairment of goodwill and indefinite lived intangibles.  The Company cannot assure the reader that the valuation of an acquired university’s goodwill and indefinite lived intangibles will prove to reflect its true value.  If it does not, the Company would be required to write off the difference between the fair value and the book value of the impaired asset.  This charge could have a material adverse effect on financial condition and results of operations of the Company.

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

If the Company cannot make acquisitions or makes fewer acquisitions than planned, or if the acquisitions are not managed successfully, business growth and results of operations of the Company will be adversely affected.

The Company may not be able to successfully establish new universities, which could adversely affect growth and profitability.

The Company has primarily grown through initial acquisitions.  As part of the growth strategy, the Company intends to establish new universities in some markets where there are no suitable acquisition targets.  The Company has never successfully established a new university and there is no assurance that this can be done successfully or profitably.  Establishing new universities poses unique challenges and will require the Company to make investments in management, capital expenditures, marketing expenses and other resources that are different, and in many cases greater, than those made to acquire and then operate an existing university.  To open a new university, the Company will also be required to obtain appropriate governmental approvals.  If the Company is unable to successfully establish new universities, the Company’s growth and profitability may be adversely affected.

The Company may need to raise additional capital in the future, which may not be available.  The raising of additional capital may dilute the reader’s ownership interest.

The Company may need to raise additional funds through the public or private sale of debt or equity securities in order to acquire or establish universities, satisfy existing obligations or commitments, develop new campuses, support a larger business or respond to competitive pressures.  Any additional capital raised through the sale of equity securities is likely to dilute the ownership interest of the reader.  There is no assurance that any additional financing needed will be available on terms favorable to the Company, or at all.

The minority owners of universities may disagree with the way the Company operates them or plans to expand them, which could adversely affect the Company’s business and results of operations.

Although the Company controls all of its universities, the Company shares ownership of seven universities with minority stockholders.  The Company currently does not have the right to buy out all of these minority interests.  Minority stockholders may make conflict of interest claims in the future.  For example, if the Company acquired another university in a country in which it operates, the Company could face claims of a conflict of interest from the minority owners of the university already owned in that country.  The minority owners also could assert that the business decisions of the Company at the other university adversely affected the value of their investment.  Disagreements with the minority owners may distract management and may adversely affect the Company’s business, results of operations and financial condition.

The Company’s indebtedness and outstanding put option obligations could adversely affect our operations and financial condition.

We have a significant amount of indebtedness.  In addition, in connection with certain acquisitions, the Company has entered into put/call arrangement with certain minority shareholders whereby they can require the Company to buy additional interest in certain higher education institutions at specified times in the future.  Our indebtedness and put option obligations could have important consequences, such as:

•                  limiting our ability to obtain additional financing to fund growth, acquisitions, working capital, capital expenditures, debt service requirements or other cash requirements;

•                  limiting our operational flexibility due to the covenants contained in our debt agreements;

•                  limiting our ability to invest operating cash flow in our business due to debt service requirements;

•                  limiting our ability to compete with companies that are less leveraged and that may be better positioned to withstand economic downturns;

•                  increasing our vulnerability to economic downturns and changing market conditions; and

•                  making us vulnerable to fluctuations in market interest rates, to the extent that our debt is subject to floating interest rates.

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

Post-secondary education is regulated to varying degrees and in different ways in each of the countries where the Company has a university.  In general, the Company’s universities must have licenses from governmental authorities as well as maintain, or improve current accreditation status.  These licenses and accreditations must be renewed periodically, usually after an evaluation of the university by governmental authorities.  Although unlikely, these periodic evaluations could result in restrictions, downgrade, or withdrawal of licenses or accreditation.  Once licensed, most of the universities will need approvals for new campuses or to add new degree programs.  Five of the Company’s universities are not-for-profit and in order to efficiently transfer funds out of these universities, the Company has entered into management agreements with the universities.  Under these agreements, the management company is paid for providing services to universities.  There is no assurance that the governments would continue to permit this type of arrangement at all or would not require the Company to revise the amounts charged for the services provided.

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

The Company has not recorded any deferred tax liabilities for undistributed foreign earnings because the current strategy of the Company is to permanently reinvest these earnings outside the U.S.  If circumstances change and some or all of these undistributed foreign earnings are remitted to the U.S., the Company will be required to recognize deferred tax liabilities on those amounts.  For more information, see “Critical Accounting Policies and Estimates.”  In addition, in February 2006, the Company received two notices from the Internal Revenue Service (“Service”) with respect to its tax returns for prior periods. One notice related to a break-up fee received by the Company in its attempted acquisition of National Education Corporation (“NEC”) in 1997.  The other notice related to the gain on the sale of the Company’s Prometric testing subsidiary in 2000. The Company can provide no assurance as to the outcome of these claims.  For more information, see Note 13 — Income Taxes to the Company’s Consolidated Financial Statements.  In addition, there are several other income tax audits in progress.  No assurance can be given as to the eventual outcome of these audits.

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

Any of these large, well-capitalized competitors may make it more difficult or impossible for the Company to acquire universities as part of its growth strategy.  They may also be able to charge lower tuitions or attract more students, which would adversely affect the Company’s growth and the profitability of its competing university.  There is also an increased ability of traditional universities to offer online programs.The Company expects competition to increase as the markets mature.  This may create greater pricing or operating pressure on the Company, which could have an adverse effect on its universities’ enrollments, revenues and profit margins.

Item 1B.  Unresolved Staff Comments

None.

Item 2. Properties

The Company leases approximately 57% of the square footage in its facilities worldwide and owns the remaining 43%.

The Company’s campus-based segment leases and owns various sites that may include a local headquarters and all or some of the facilities of a campus or location.  The Company’s campus-based segment owns or leases all or some of its 50 campuses and 11 locations in Latin America, 11 campuses and 13 locations in Europe, and one campus and one location in China.  Some of the Company’s facilities in Spain, Switzerland and Chile are subject to mortgages.

The Laureate Online Education segment has offices with the Company’s headquarters location in Baltimore and leases four additional facilities in Los Angeles, California; Minneapolis, Minnesota; Tempe, Arizona; and Amsterdam, Netherlands. The Company’s headquarters consist of three leased facilities in Baltimore, Maryland, used primarily for office space.

The Company monitors the capacity of its higher education institutions on a regular basis and makes decisions to expand capacity based on expected enrollment and other factors.

Item 3.   Legal Proceedings

Since the public announcement of the proposed transaction among Laureate, Wengen and the Merger Sub, two civil actions have been commenced in the Circuit Court for Baltimore City, Maryland alleging that the directors of Laureate have breached their fiduciary duties by pursuing the proposed transaction.  The actions seek to enjoin the consummation of the transaction or, in the event that the transaction is consummated, to rescind the transaction or to obtain an award of damages in an unspecified amount.  Laureate, all of its directors, and many of the private equity funds that make up the consortium that owns Wengen have been named as defendants.  The actions purport to have been brought on behalf of a class consisting of all of Laureate’s stockholders except for the defendants and their affiliates.  Laureate believes that the claims asserted in the actions are without merit and intends to defend the actions vigorously.

During the third quarter of 2006 and 2005, WSI Education S.a.r.l. received preliminary field audit reports assessing Italian value added taxes (“VAT”) owed related to services provided by the WSI business unit in 2004 and 2003 and prior to its disposition, respectively.  Under the terms of the sale agreement with WSI, the Company agreed to indemnify WSI from obligations that may arise as a result of an Italian VAT assessment related to periods prior to the closing of the sale of the WSI business unit on February 28, 2005. However, the Company is entitled to the value of the tax benefit of any indemnification.  In the first quarter of 2005, the Company issued a $12.0 million standby letter of credit in favor of WSI

Education S.a.r.l for a tax indemnification related to the sale of WSI.  The Company has filed, on behalf of WSI Education S.a.r.l., an appeal with the Italian authorities and a complaint against the Italian Republic at the European Union Commission for restraint of trade based on the VAT exemption only being available to Italian owned companies.  In the third quarter of 2006, the Company received notification that the Italian Court denied the stay of payment request, which sought to defer payment of the tax and interest portion of the obligation that is normally required to commence court proceedings.  As a result, the Company deposited approximately $3.0 million with the Italian tax authority, representing approximately 50% of the 2003 and prior total tax and interest assessed to date.  The next hearing is scheduled to be in March 2007.  The Company continues to believe that a loss from this matter is not probable, nor is it possible to estimate the ultimate outcome of this issue.  As a result, no expense for any potential adverse outcome of this matter has been recorded in the consolidated financial statements.  The Company intends to vigorously pursue these cases.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II.

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information. The Company’s Common Stock trades on the NASDAQ Global Select Market under the ticker symbol “LAUR”.  The high and low trade prices for 2006 and 2005 for the Company’s common stock are set out in the following table.  These prices are as reported by NASDAQ, and reflect inter-day price quotations, without retail mark-up, mark down or commission, and may not necessarily represent actual transactions.

2006	High	Low
4th Quarter	$53.59	$47.48
3rd Quarter	$49.40	$40.52
2nd Quarter	$54.64	$42.51
1st Quarter	$55.22	$50.00

2005	High	Low
4th Quarter	$54.95	$46.69
3rd Quarter	$50.51	$41.39
2nd Quarter	$48.55	$40.56
1st Quarter	$48.20	$41.83

Holders.  The number of registered shareholders of record as of January 31, 2007 was 601.

Dividends.   No dividends were paid on the common stock in 2006 or 2005 and the Company does not anticipate paying any dividends for the foreseeable future. The Merger Agreement and the revolving credit facility prohibit the Company from paying dividends on common stock without the consent of the other parties thereto.

Stock Performance Graph. The graph below compares the cumulative 5-year total stockholder return on Laureate’s Common Stock from December 31, 2001 through December 31, 2006, with the cumulative total returns of the NASDAQ Composite index, and a customized peer group of seven companies in the post-secondary education business. The companies included in the peer group are: Apollo Group Inc (APOL), Career Education Corp. (CECO), Corinthian Colleges Inc. (COCO), Devry Inc (DV), Education Management Corp. (EDMC), ITT Educational Services (ESI) and Strayer Education Inc. (STRA). The graph assumes that the value of the investment in our common stock, in the peer group, and the index (including reinvestment of dividends) was $100 on December 31, 2001 and tracks it through December 31, 2006.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Laureate Education Inc., The NASDAQ Composite Index
And A Peer Group

*$100 invested on 12/31/01 in stock or index-including reinvestment of dividends.
Fiscal year ending December 31.

Purchase of Equity Securities.  No shares of common stock were repurchased during the fourth quarter of 2006.

Item 6.  Selected Consolidated Financial Data

The selected consolidated financial data for the years ended December 31, 2006, 2005, 2004, 2003, and 2002 have been derived from the Company’s consolidated financial statements.  The financial data should be read in conjunction with the consolidated financial statements and notes thereto.

The Company consummated several significant purchase business combinations in the five-year period ended December 31, 2006. These business combinations affect the comparability of the amounts presented.   The Company also restated its 2005 through 2002 financial statements due to a voluntary change in revenue recognition.  Refer to Note 2 to the consolidated financial statements for further discussion. Additionally, the accompanying financial data presents the continuing operations of the Company, and excludes the results of operations of several businesses that were sold during the periods presented.  Note 4 to the consolidated financial statements describes the operations that were discontinued.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Operations Data
(Dollar amounts in thousands, except per share data)

	Year Ended December 31,
	2006 (1)(2)	2005 As restated (1)(2)(4)	2004 As restated (1)(2)(4)	2003 As restated (1)(2)(3)(4)	2002 As restated (1)(2)(3)(4)
Revenues
Core operating segments	$1,145,761	$875,824	$644,821	$472,749	$336,480
Ventures	—	—	—	903	395
Total revenues	1,145,761	875,824	644,821	473,652	336,875

Costs and Expenses
Direct Costs:
Core operating segments	951,283	715,958	529,234	400,885	292,665
Ventures	—	—	—	2,122	2,592
General and administrative expense:
Core operating segments	46,079	28,996	26,170	32,989	21,318
Ventures	—	—	—	1,756	4,804
Total costs and expenses	997,362	744,954	555,404	437,752	321,379

Operating income	148,399	130,870	89,417	35,900	15,496

Other income (expense)
Interest and other income	28,336	11,789	28,179	7,003	6,905
Interest expense	(37,064)	(10,440)	(7,670)	(8,844)	(8,256)
Ventures investment losses	—	—	—	(8,394)	(2,308)
Loss on investments	—	—	—	—	(8,253)
Foreign currency exchange gain (loss)	4,823	(1,503)	(957)	257	641
	(3,905)	(154)	19,552	(9,978)	(11,271)

Income from continuing operations before income taxes, minority interest, equity in net income (loss) of affiliates, and cumulative effect of change in accounting principle	144,494	130,716	108,969	25,922	4,225
Income tax (expense) benefit	(24,108)	(19,667)	(6,798)	2,930	13,171

Minority interest in (income) loss of consolidated subsidiaries, net of tax:
Ventures	—	—	—	487	2,058
Other	(11,420)	(24,154)	(20,476)	(15,125)	(7,074)
	(11,420)	(24,154)	(20,476)	(14,638)	(5,016)
Equity in net (loss) income of affiliates, net of tax:
Ventures	—	—	—	(4,055)	(4,029)
Other	(555)	(535)	(323)	194	309
	(555)	(535)	(323)	(3,861)	(3,720)

Income from continuing operations before cumulative effect of change in accounting principle	$108,411	$86,360	$81,372	$10,353	$8,660

Earnings available to common shareholders:

Income from continuing operations before cumulative effect of change in accounting principle	$108,411	$86,360	$81,372	$10,353	$8,660
Effect of minority put arangements	(4,214)	—	—	—	—
Income from continuing operations before cumulative effect of change in accounting principle available to common shareholders	$104,197	$86,360	$81,372	$10,353	$8,660

Income from continuing operations before cumulative effect of change in accounting principle available to common shareholders per share, basic	$2.03	$1.74	$1.76	$0.25	$0.22
Income from continuing operations before cumulative effect of change in accounting principle available to common shareholders per share, diluted:	$1.96	$1.66	$1.66	$0.24	$0.22

Consolidated Balance Sheet Data:
Cash and cash equivalents and restricted cash	$130,589	$105,106	$106,852	$92,145	$94,068
Net working (deficit) capital	(173,967)	(141,518)	(77,979)	(42,221)	74,089
Intangible assets and deferred costs, net	871,957	656,426	566,945	334,054	219,247
Net assets of discontinued operations	—	2,906	50,199	71,914	198,281
Total assets	2,203,013	1,776,128	1,535,395	1,154,254	973,193
Long-term debt and due to shareholders of acquired companies, including current portion, and other long-term liabilities	534,989	251,923	232,314	148,412	200,175
Stockholders’ equity	1,130,695	978,478	882,182	674,162	491,076

(1)             During 2006, 2005, and 2004, the Company completed significant acquisitions as discussed further in Note 5 to the consolidated financial statements.

The following acquisitions were completed during 2003 and 2002 and the Company’s results of continuing operations include the results of the acquired companies beginning on  the effective date of the acquisition.

•                  Effective May 30, 2003, the Company acquired an 80% interest in UNAB, a comprehensive university located in Chile, and AIEP a technical/vocational institute located in Chile, from local Chilean investors for a cash purchase price of approximately $37.8 million.

•                  On March 1, 2002, the Company acquired for cash of $6.7 million all of the outstanding common stock of Hedleton, B.V., which owns all of the capital stock of Escuela Superior De Alta Gestion De Hotel, S.A., a private for-profit university located in Marbella, Spain.

•                  Effective May 1, 2002, the Company acquired an additional 20% ownership interest in Desarrollo del Conocimiento S.A. (“Decon”), a holding company that controls and operates UDLA, for an initital cash purchase price of approximately $6.7 million.

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

(2)             Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard No. 123 (revised 2004) (“FAS 123R”) using the modified prospective transition method and therefore has not restated results for prior periods. During 2006 and 2005, the Company recorded non-cash stock compensation expense related to the modification of stock options.  During 2004, the Company recorded a non-cash stock compensation expense related to the replenishment plan implementation change.  These events are discussed further in Note 3 to the consolidated financial statements.  During 2003, the Company recorded a stock option modification charge of $21.9 million due to the sale of the K-12 Disposal Group. As a FAS 123R required disclosure in 2006, non-cash compensation expense is included in the segment margins for 2006, 2005, 2004, 2003 and 2002.

(3)             During 2003, the Company recorded losses on investments of $8.4 million related to the Ventures businesses.

The Company realized investment losses of $10.6 million in 2002.  The most significant transaction giving rise to the loss was a $7.4 million write-off of the Company’s investment in and advances to the Frontline Group.

(4)             Effective January 1, 2006, the Company made a voluntary preferential change in its revenue recognition policies regarding semester-based tuition for its campus-based universities, as further described in Note 2 to the consolidated financial statements.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company provides higher education programs and services to over 243,000 students through the leading global network of licensed campus-based and online higher education institutions.  The Company’s educational services are offered through three separate reportable segments: Latin America, Europe and Laureate Online Education.  Latin America and Europe own or maintain controlling interests in thirteen and ten separately licensed higher education institutions, respectively. The Latin America segment has locations in Mexico, Chile, Brazil, Peru, Ecuador, Panama, Costa Rica, and Honduras. The Europe segment has locations in Spain, Switzerland, France, and Cyprus.  The Laureate Online Education segment provides career-oriented degree programs to over 33,000 students through Walden, Laureate Education Online BV and Canter.

Proposed Merger

On January 28, 2007, Laureate entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Wengen Alberta, Limited Partnership, an Alberta limited partnership (“Wengen”) and L Curve Sub Inc., a direct subsidiary of Wengen (“Merger Sub”), under which Merger Sub will merge (the “Merger”) with and into Laureate, with Laureate surviving.  Wengen is owned by an investment group consisting of Douglas L. Becker, Laureate’s Chairman and Chief Executive Officer, Kohlberg Kravis Roberts & Co., Citigroup Private Equity, S.A.C. Capital Management, LLC, SPG Partners, Bregal Investments, Caisse de depot et placement du Quebec, Sterling Capital, Makena Capital, Torreal S.A. and Southern Cross Capital.  Under the terms of the Merger Agreement, Laureate stockholders will receive $60.50 in cash for each share of Laureate common stock they own.

Completion of the Merger is subject to customary conditions, including, among others, the approval of the Merger and the Merger Agreement by Laureate’s common stockholders, the availability to Wengen and the Merger Sub of debt financing, expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and certain responses from the United States Department of Education.

The Merger Agreement was filed in a Current Report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2007.  The foregoing description of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement.

Acquisitions

During the third quarter of 2006 the Company purchased the remaining 20% of Decon and Desarollo de la Educacion Superior S.A., which are the holding companies that control and operate UDLA and UNAB. During the fourth quarter of 2006 the Company purchased an additional 10% interest in UVM. Also in 2006 the Company acquired a 50% interest in CH Holdings Netherlands BV, a 100% interest in IEDE Chile, and a 100% interest in Compania de Servicios Educativos.  During 2005 the Company purchased a 51% ownership of a private for profit company which owns and manages UAM, a 45% interest in Cyprus College, a 100% interest in UNITEC and an 80% interest in Universidad del Noroeste. In 2004 the Company acquired the remaining 49% of Walden, the remaining 22.25% of UEM, a 100% interest in KIT eLearning BV, a 100% interest in IEDE Spain, an 80% interest in UPC, a 100% interest in ULACIT, and an 80% interest in UDLA in Ecuador.  Refer to Note 5 to the consolidated financial statements for further discussion of these transactions.

Sale of Business Units

During the third quarter of 2006, the Company sold the operations of Institut Francais de Gestion Langues (“IFG Langues”), a non-strategic part of IFG.  Also, during the first quarter of 2005, the Company completed the sale of its Wall Street Institute (“WSI”) business.  During 2004, the Company terminated its program in India and sold its remaining K-12 educational services businesses. On June 30, 2003, the Company completed the sale to Educate, Inc. (“Educate”), a company newly-formed by Apollo Management L.P. (“Apollo”), of substantially all of the Company’s K-12 segments.  The operations and cash flows of the business components comprising IFG Langues, WSI, India, and K-12 educational services were eliminated from ongoing operations as a result of the sale or abandonment and the Company does not have any significant continuing involvement in the operations after the disposal transactions.  Therefore, these operations are classified as discontinued operations for all periods.  Refer to Note 4 to the consolidated financial statements for more information regarding these transactions.

Critical Accounting Policies and Estimates

The Company’s accounting policies are more fully described in Note 2 to the Consolidated Financial Statements.  As disclosed in Note 1 to the Consolidated Financial Statements, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes.  Future events and their effects cannot be determined with absolute certainty.  Therefore, the determination of estimates requires the exercise of judgment.  Actual results inevitably will differ from those estimates, and these differences may be material to the financial statements.  The Company believes the following key accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements and are critical to its business operations and the understanding of its results of operations.

Revenue Recognition. Effective January 1, 2006, the Company made a voluntary preferential change in its revenue recognition policies regarding semester-based tuition for its campus-based universities.  The universities now recognize tuition revenue ratably on a weekly straight-line basis over each academic session instead of the previously used monthly straight-line basis.  This change was made to improve transparency and the correlation between the Company’s enrollments, revenues, and actual academic calendars.  Refer to Note 2 to the consolidated financial statements for further discussion.  Tuition revenue is reported net of scholarships and other discounts.  All other revenue is recognized as earned over the appropriate service period, including the Company’s online business.  Dormitory revenues are recognized over the occupancy period.  Textbook sales and the related cost of the textbooks are recognized at the beginning of each academic quarter with respect to students who are attending courses in which textbooks are charged separately from tuition.  Approximately 92% of the Company’s revenues represent tuition charges and approximately 5% of revenues represent bookstore sales and student fees where separately distinguishable.  For each student, billings issued or payments received in excess of tuition earned are recorded as deferred revenue. Refunds to students have been immaterial and generally limited to amounts paid for which educational services have not been rendered.  Since the Company does not recognize revenues until the services have been rendered, these refunds are typically charged to the deferred revenue account. The amount of tuition earned depends on the fee per semester or per credit hour of the courses, the number of program courses a student takes during each period of enrollment, and the total number of students enrolled in each program.  Each of these factors is known at the time tuition revenues are calculated and is not subject to estimation.  If the Company adds additional fees related to educational services, the fees are assessed separately for proper revenue recognition treatment.

Revenue from the sale of educational products, approximately 3% of the Company’s revenues, is generally recognized when shipped and collectibility is reasonably assured.

Minority Share Ownership Purchase Arrangements  The Company’s acquisition strategy when acquiring a target company is to initially acquire a majority ownership of the target company with the ultimate goal of acquiring the remaining minority ownership of the target company sometime afterward.  Concurrent with the initial acquisition, the Company typically enters into a series of put and call arrangements with the minority partner of the target company, which will eventually enable the Company to purchase the remaining ownership interest of the acquired target company.  The Company has used four types of minority ownership purchase arrangements to acquire the minority ownership of the target company including:  Minority Put, Similar Exchange, Combination Exchange, and Fixed Purchase Price Obligation (see Note 2 to the consolidated financial statements).

These arrangements require management to make certain estimates with regard to the final amount the Company will eventually pay in order to acquire the remaining ownership in the company.  In the Minority Put, Similar Exchange, and Combination Exchange arrangements, the final settlement value is usually based on a multiple of future non-GAAP earnings. The Company uses the present value of the current period non-GAAP earnings as an estimate for the final value that will eventually be paid to settle the arrangement.  These values are then adjusted annually to reflect changes in the target company’s non-GAAP earnings as well as the additional passage of time to maturity for the arrangement.  To the extent the current non-GAAP earnings are different than the future period non-GAAP earnings, the value of these obligations can change significantly which will have an impact on the Company’s financial position and reported results of operations.

Accounts and Notes Receivable. The Company routinely makes estimates of the collectibility of its accounts and notes receivable. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its students and other parties to make required payments.  The Company estimates the amount of the required allowance by reviewing the status of past-due receivables and analyzing historical bad debt trends.  If the financial condition of students were to deteriorate, resulting in an impairment of their ability to make required payments for tuition, additional allowances may be required.  The Company has implemented pilot tuition financing programs at its Chilean universities where there is  a limited lending and collections history.

Equity-Based Compensation.  The Company has awarded restricted stock and unit awards in which the vesting is based on Company performance metrics.  The Company uses its financial operations and forecasts to estimate the restricted stock and unit vesting based on the award performance criteria.  The Company’s compensation expense recognized related to these restricted stock and unit awards is affected by the estimates made on their vesting potential.

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

Goodwill is potentially impaired when the carrying amount of a reporting unit’s goodwill exceeds its implied fair value, as determined under a two-step approach.  The first step is to determine the estimated fair value of each reporting unit with goodwill.  The reporting units of the Company for purposes of the impairment test are those operating components for which discrete financial information is available and for which operating results are regularly reviewed by segment management. Components are combined when determining reporting units if they have similar economic characteristics.  In general, each region in which the Company operates is a reporting unit for purposes of the impairment tests.

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

Income Taxes.  The Company earns a significant portion of its income from subsidiaries located in countries outside of the United States.  At December 31, 2006, undistributed earnings of foreign subsidiaries totaled approximately $573.5 million.  Deferred tax liabilities have not been recognized for undistributed earnings because it is management’s intention to permanently reinvest such undistributed earnings outside of the United States.  APB Opinion No. 23, Accounting for Income Taxes — Special Areas, requires that a company evaluate its circumstances to determine whether or not there is sufficient evidence to support the assertion that it has or will reinvest undistributed foreign earnings indefinitely.

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

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48. “Accounting for Uncertainty in Income Taxes,” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company will adopt FIN 48 effective January 1, 2007.  The cumulative effect of adopting FIN 48 will be recorded as an adjustment to beginning retained earnings in the first quarter of 2007.  The Company’s evaluation of the effect of FIN 48 is ongoing.

Impact of Recently Issued Accounting Standards.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 is effective in fiscal years beginning after November 15, 2007.  The Company will adopt SFAS 157 on January 1, 2008.  The Company does not expect that the adoption of this standard will have a material effect on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132 (R),” (“SFAS 158”).  SFAS 158 requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans.  SFAS No. 158 requires prospective application, and the recognition and disclosure requirements are effective for the Company’s fiscal year ending December 31, 2006.  In addition, SFAS 158 requires companies to measure plan assets and obligations at their year-end balance sheet date.  This requirement is effective for the Company’s fiscal year ending December 31, 2008.  The Company adopted the prospective application and recognition requirements with no material impact to the financial statements as of December 31, 2006.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”). SAB 108 addresses how the effects of prior year uncorrected financial misstatements should be considered in current year financial statements.  SAB 108 requires registrants to quantify misstatements using both balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relative quantitative and qualitative factors.  SAB 108 does not change the SEC staff’s previous guidance in SAB 99, “Materiality,” on evaluating the materiality of misstatements.  Additionally, SAB 108 addresses the mechanics of correcting misstatements that include the effects from prior years.  SAB 108 allows registrants to apply the new guidance the first time it identifies material errors in existence at the beginning of the first fiscal year ending after November 15, 2006 by correcting these errors through a one time cumulative effect adjustment to beginning retained earnings.  The adoption of this standard did not have a material effect on the Company’s financial position or results of operations.

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

Enrollment Reporting

Each of Laureate’s higher education institutions has a different enrollment cycle depending on geography and academic program.  Each school has a “Primary Intake” at the start of each academic year, during which most of the enrollment occurs. The first quarter coincides with the Primary Intakes for the Company’s higher education institutions in South America (Chile, Brazil, Ecuador and Peru).  The third quarter coincides with the Primary Intakes for Mexico and Central America (Costa Rica, Panama and Honduras), as well as for schools in the Mediterranean region (Spain and Cyprus), Switzerland, U.S. and France.

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

Average Length of Stay

Management actively monitors the average length of stay of students.  The average length of stay is defined as the average time necessary to complete a given course of study, adjusted for attrition.  Management believes that the Company’s 3 to 4 year average program lengths and low attrition levels contribute to the predictability of future revenues.  Due to the Company’s multi-year program lengths, changes in enrollment from one cycle to the next have not historically materially impacted quarterly or annual results.

Pricing

Each higher education institution has different pricing based upon local demand level, economic conditions, and competitive environment.  Increases in tuition have historically exceeded local market inflation.

Foreign Exchange

All of the higher education institutions in the campus-based segments are located outside the Unites States. Therefore, management actively monitors the impact of foreign currency movements and the correlation between the local currency and the U.S. Dollar.  The Company’s diversified portfolio of currencies has mitigated the impact of translation risk based on currency movements.  Because all revenues and expenses in a particular country are generally denominated in the local currency, the exposure is limited to the operating margins of schools in that country.  Also, since the Company has historically reinvested each higher education institution’s cash flow locally, the principal exposure is the translation risk into U.S. Dollars for purposes of the consolidated financial statements, as required by U.S. generally accepted accounting principles (“GAAP”).  In addition, the Company occasionally enters into foreign exchange forward contracts to reduce the earnings impact of non-functional currency denominated receivables and debt.  Currently, the Mexican Peso is the Company’s largest currency, followed by the Chilean Peso, U.S. Dollar, Euro, Brazilian Real, Swiss Franc, Peruvian Nuevo Sol, Cypriot Pound, Honduran Lempira, and Costa Rican Colon.

Reportable Segments

The following table is derived from the Company’s consolidated financial statements and represents financial information of the Company’s reportable segments for 2006, 2005, and 2004:

	Latin		Laureate Online
	America	Europe	Education	Unallocated	Consolidated
	(in thousands)
2006
Segment revenues	$687,355	$223,798	$234,608	$—	$1,145,761
Segment direct costs	(538,160)	(196,227)	(191,302)	—	(925,689)
Campus-based segments' overhead	—	—	—	(25,594)	(25,594)
Segment profit (loss)	149,195	27,571	43,306	(25,594)	194,478
General and administrative expenses	—	—	—	(46,079)	(46,079)
Operating income (loss)	$149,195	$27,571	$43,306	$(71,673)	$148,399

2005 (1)
Segment revenues	$506,583	$184,888	$184,353	$—	$875,824
Segment direct costs	(383,057)	(160,318)	(156,297)	—	(699,672)
Campus-based segments' overhead	—	—	—	(16,286)	(16,286)
Segment profit (loss)	123,526	24,570	28,056	(16,286)	159,866
General and administrative expenses	—	—	—	(28,996)	(28,996)
Operating income (loss)	$123,526	$24,570	$28,056	$(45,282)	$130,870

2004 (1)
Segment revenues	$359,492	$150,197	$135,132	$—	$644,821
Segment direct costs	(275,079)	(127,285)	(114,127)	—	(516,491)
Campus-based segments' overhead	—	—	—	(12,743)	(12,743)
Segment profit (loss)	84,413	22,912	21,005	(12,743)	115,587
General and administrative expenses	—	—	—	(26,170)	(26,170)
Operating income (loss)	$84,413	$22,912	$21,005	$(38,913)	$89,417

(1)             As restated for a voluntary preferential change in revenue recognition policies.  Refer to Note 2 to the consolidated financial statements.

The Company’s direct costs include all expenses incurred by operating units including selling and administrative expenses.  The Company’s campus-based segments’ overhead represents centralized costs incurred in support of the Latin America and Europe operations that are not allocated back to the reportable segments for U.S. GAAP reporting purposes.  In support of the Company's tax accounting and reporting structure, a portion of these costs are billed to the higher education institution, where the institution is 100% owned or where an agreement is in place with the minority owners to allow these charges, based on a percentage of usage.  These expenses are reported in campus-based segments' overhead or general and administrative expenses.

The following comparisons of results of operations focus on the continuing operations of the Company.

Comparison of results for 2006 to results for 2005.

Revenues.  Total revenues increased by $270.0 million, or 31%, to $1,145.8 million for the year ended December 31, 2006 (“2006”) from $875.8 million for the year ended December 31, 2005 (“2005”).  This revenue increase was driven primarily by increased total enrollment at the Company’s higher education institutions, plus the impact of acquisitions within the last two years.

Latin America revenue for 2006 increased by $180.8 million, or 36%, to $687.4 million compared to 2005.  A full year’s operations at UAM and UNITEC in 2006 increased revenues by $87.4 million. Enrollment increases of 13.5% in schools owned in both fiscal years added revenues of $64.5 million over 2005.  For schools owned in both years, the Company increased local currency tuition by a weighted average of 4.1%, which served to increase revenues by $19.0 million.  The segment operates in several countries and is subject to the effects of foreign currency exchange rates in each of those countries.  For 2006, the effects of currency translations increased revenues by $11.4 million, primarily due to the strengthening of the Chilean Peso relative to the U.S. Dollar.  Each institution in the segment offers tuitions at various prices based upon degree program.  For 2006, the effects of enrollments at varying price points (“product mix”) combined with the impact on revenues of differing academic calendars in 2005 and 2006 in each of our Latin American institutions (“timing”) resulted in a $1.5 million reduction in revenue compared to 2005. Latin America revenue represented 60% of total revenues for 2006 and 58% of total revenues for 2005.

Europe revenue for 2006 increased by $38.9 million, or 21%, to $223.8 million compared to 2005.  A full year’s operations at Cyprus College increased revenues by $15.6 million and a 2006 acquisition in the Mediterranean region  increased revenues by $0.8 million.  Enrollment increases of 6.8% in schools owned in both years added revenues of $12.8 million over 2005.  For schools owned in both years, the Company increased local currency tuition by a weighted average of 3.8%, which served to increase revenues by $6.5 million.  Each institution in the segment offers tuitions at various prices based upon degree program.  For 2006, the effects of product mix and timing resulted in a $2.9 million increase in revenue compared to 2005.  The segment operates in several countries and is subject to the effects of foreign currency exchange rates in each of those countries.  For 2006, the effects of currency translations increased revenues by $0.3 million, due to the strengthening of the Euro against the U.S. Dollar.  Europe revenue represented 20% of total revenues for 2006, and 21% of total revenues for 2005.

Laureate Online Education revenue increased by $50.3 million, or 27%, to $234.6 million for 2006 compared to 2005.  Enrollment increases added revenues of $19.6 million. Tuition increases accounted for $10.1 million of additional revenues, and other factors, primarily a favorable change in degree mix, added $20.6 million.  Laureate Online Education revenue represented 20% of total revenues for 2006, and 21% of total revenues for 2005.

Direct Costs. Total direct costs of revenues increased $235.3 million, or 33%, to $951.3 million for 2005 from $716.0 million for 2005.  Direct costs represented 83% of total revenues in 2006, and 82% of total revenues in 2005.

Latin America direct costs increased by $155.1 million to $538.2 million, or 78% of Latin America revenue for 2006 year, compared to $383.1 million or 76% of Latin America revenue for 2005.  Acquisitions increased expenses by $75.9 million. An increase of $70.6 million in expenses reflected higher enrollments and corresponding expanded operating activities compared to 2005.  For 2006, the effects of currency translations increased expenses by $8.6 million, primarily due to the strengthening of the Chilean Peso relative to the U.S. Dollar.  The increase in direct costs as a percentage of revenues was due primarily to $3.6 million of severance incurred as a result of the Chilean step acquisition and equity based compensation charges as well as the impact to operating margins of businesses acquired during 2005, which have lower operating margins than the other institutions in the Latin America segment.

Europe direct costs increased by $35.9 million to $196.2 million, or 88% of Europe revenue for 2006, compared to $160.3 million, or 87% of Europe revenue for 2005.  Higher enrollments and expanded operations at the higher education institutions compared to 2005 increased expenses by $20.0 million, and the acquisitions increased expenses by $14.9 million.  For 2006, the effects of currency translations increased expenses by $1.0 million, due to the strengthening of the Euro against the U.S. Dollar.  The increase in direct costs as percentage of revenues was due primarily to additional compensation charges (including equity based compensation).

Campus-based segments’ overhead expense increased $9.3 million, or 57%, to $25.6 million in 2006 compared to $16.3 million for 2005.  Campus based overhead expense represented 3% of total Campus-Based revenues in 2006, and 2% of total Campus-Based revenues in 2005.  The increase is primarily attributable to the implementation of a long-term cash executive performance incentive program and the increase in performance-based compensation expense as well as increased professional fees, payroll and management travel expenses in support of the growth of the Company’s international operations.  In addition, there was an increase in equity-based compensation of $3.0, including the impact of expensing of stock options of $1.9 million under SFAS No. 123R.

Laureate Online Education direct costs increased by $35.0 million to $191.3 million, or 82% of Laureate Online Education revenue for 2006, compared to $156.3 million, or 85% of Laureate Online Education revenue for 2005.  The increase of $35.0 million in expenses reflected higher expenses due to increased enrollments and expanded operating activities compared to 2005.  The decrease in direct costs as a percentage of revenues reflects increased efficiencies in program delivery as a result of higher enrollment volumes, partially offset by investment in brand development and student recruiting services.

General and Administrative Expenses.  General and administrative expenses increased by $17.1 million to $46.1 million for 2006, compared to $29.0 million for 2005.  The increase is primarily attributable to the implementation of a long-term cash executive performance incentive program and the increase in performance-based compensation expense as well as higher payroll, professional fees, and other employee related costs resulting from increased headcount, and travel expenses to support the rapid growth in the Company’s global operations.  In addition, there was an increase in equity-based compensation of $3.7 million, including the impact of expensing stock options of $2.3 million under SFAS No. 123R.

Non-Operating Income/Expenses.  Non-operating income/expenses increased to expense of $3.9 million for 2006 from expense of $0.2 million in 2005.  This change was primarily attributable to interest expense related to increased 2006 borrowings, and non-cash financing costs of deferred purchase price on certain minority ownership exchange contracts somewhat offset by the gain on the sale of Chancery Software, Ltd. of $9.3 million in 2006.

Interest and other income increased $7.2 million to $19.0 million from $11.8 million in 2005. The increase is primarily attributable to additional interest income earned on long-term student receivables as well as an increase in interest income earned on higher cash balances.

Interest expense increased $26.6 million. $17.8 million of the increase in interest expense is related to the additional debt recorded as a result of the Company’s adoption of Emerging Issues Task Force Issue No. 00-4 which impacted the way the Company had previously been accounting for its Fixed Purchase Price and Similar Exchange Contract arrangements (see Note 2 to the consolidated financial statements).  Interest expense also increased an additional $8.8 million due to increased borrowings on outstanding lines of credit including the $350.0 million credit facility used for acquisition purposes, including the payment of contingent consideration and the purchase consideration for the 20% step acquisition in Chile and purchase consideration for the 10% step acquisition in Mexico, as well as indebtedness assumed with the Company’s 2005 and 2006 acquisitions.

Foreign currency exchange gain (loss) increased $6.3 million to a gain of $4.8 million for 2006 from a loss of $1.5 million in 2005. This change is primarily attributable to gains on foreign currency denominated loans of $4.7 million in 2006.

Income Taxes. The Company has operations in multiple countries, many of which have statutory tax rates lower than the United States.  Since approximately 81% of the Company's revenues are generated outside the United States, the impact of generally lower effective tax rates in these foreign jurisdictions is an effective tax rate significantly lower than the United States statutory rate as outlined in Note 13 to the consolidated financial statements.  The Company's effective tax rates from continuing operations were 16.7% and 15.0% for the 2006 and 2005, respectively.

Minority Interest in Income of Consolidated Subsidiaries, Net of Tax.  Minority interest in income of consolidated subsidiaries decreased $12.8 million to $11.4 million in 2006 from $24.2 million in 2005.  This decrease was primarily driven by the change in accounting the Company implemented in 2006 associated with Emerging Issues Task Force Issue No. 00-4.  As a result of adopting this standard, the Company now accounts for ECE, UNAB and UPC on a combined basis as if it owned 100% of the ventures.  As such, the Company reduced the Minority Interest expense by $17.2 million in 2006 (see note 2 for additional information).  Minority interest also increased by $5.2 million due to a full year of inclusion for Cyprus College and UAM.

Comparison of results for 2005 to results for 2004.

Revenues.  Total revenues increased by $231.0 million, or 36%, to $875.8 million for the year ended December 31, 2005 (“2005”) from $644.8 million for the year ended December 31, 2004 (“2004”).  This revenue increase was driven primarily by increased total enrollment at the Company’s higher education institutions, plus the impact of acquisitions within the last two years.

Latin America revenue for 2005 increased by $147.1 million, or 41%, to $506.6 million compared to 2004.  Enrollment increases of 17.5% in schools owned in both fiscal years added revenues of $57.7 million over 2004.  For schools owned in both years, the Company increased local currency tuition by a weighted average of 3.5%, which served to increase revenues by $13.1 million.  Each institution in the segment offers tuitions at various prices based upon degree program.  For 2005, the effects of product mix and timing resulted in a $3.7 million reduction in revenue primarily due to lower-priced working adult and high school enrollments exceeding undergraduate enrollment growth. The segment operates in several countries and is subject to the effects of foreign currency exchange rates in each of those countries.  For 2005, the effects of currency translations increased revenues by $26.5 million, primarily due to the strengthening of the Chilean Peso and Mexican Peso relative to the U.S. Dollar.  A full year’s operations at UPC, ULACIT, and the Hispanoamericana campus of UVM, and the acquisitions of UAM, UNITEC, and the UNO campus of UVM in 2005 increased revenues by $53.5 million. Latin America revenue represented 58% of total revenues for 2005 and 56% of total revenues for 2004.

Europe revenue for 2005 increased by $34.7 million, or 23%, to $184.9 million compared to 2004.  Enrollment increases of 6.0% in schools owned in both years added revenues of $9.7 million over 2004.  For schools owned in both years, the Company increased local currency tuition by a weighted average of 4.9%, which served to increase revenues by

$8.4 million.  Each institution in the segment offers tuitions at various prices based upon degree program.  For 2005, the effects of product mix and timing resulted in a $8.7 million reduction in revenue primarily due to lower-priced post-graduate enrollment growth in Spain exceeding undergraduate enrollment growth.  The segment operates in several countries and is subject to the effects of foreign currency exchange rates in each of those countries.  For 2005, the effects of currency translations decreased revenues by $1.2 million, due to the weakening of the Euro and Swiss Franc against the U.S. Dollar.  A full year’s operations at IEDE, IFG and ECE and the acquisition of Cyprus College in 2005 increased revenues by $26.5 million.  Europe revenue represented 21% of total revenues for 2005, and 23% of total revenues for 2004.

Laureate Online Education revenue increased by $49.2 million, or 36%, to $184.3 million for 2005 compared to 2004.  Enrollment increases of 27% added revenues of $30.3 million, and the Laureate Online Education B.V. acquisition added revenues of $2.9 million. Weighted average tuition increases of 4.6% accounted for $5.0 million of additional revenues, and other factors, primarily a favorable change in degree program mix and timing, added $11.0 million.  Laureate Online Education revenue represented 21% of total revenues for 2005 and 2004.

Direct Costs. Total direct costs of revenues increased $186.8 million, or 35%, to $716.0 million for 2005 from $529.2 million for 2004.  Direct costs remained unchanged at 82% of total revenues in 2005 and 2004.

Latin America direct costs increased by $108.0 million to $383.1 million, or 76% of Latin America revenue for 2005 year, compared to $275.1 million or 77% of Latin America revenue for 2004.  An increase of $42.9 million in expenses reflected higher enrollments and corresponding expanded operating activities compared to 2004.  Acquisitions increased expenses by $47.2 million.  For 2005, the effects of currency translations increased expenses by $17.9 million, primarily due to the strengthening of the Chilean Peso and Mexican Peso relative to the U.S. Dollar.

Europe direct costs increased by $33.0 million to $160.3 million, or 87% of Europe revenue for 2005, compared to $127.3 million, or 85% of Europe revenue for 2004.  Higher enrollments and expanded operations at the higher education institutions compared to 2004 increased expenses by $7.0 million, and the acquisitions increased expenses by $26.4 million. For 2005, the effects of currency translations decreased expenses by $0.4 million, due to the weakening of the Euro and Swiss Franc against the U.S. Dollar.

Campus-based segments overhead expense increased $3.6 million, or 28%, to $16.3 million in 2005 compared to $12.7 million for 2004.  Campus based overhead expense remained unchanged at 2% of total Campus-Based revenues in 2005 and 2004.

Laureate Online Education direct costs increased by $42.2 million to $156.3 million, or 85% of Laureate Online Education revenue for 2005, compared to $114.1 million, or 84% of Laureate Online Education revenue for 2004.  The increase in direct costs as a percentage of revenues reflects investment in brand development and student recruiting services. These investments were partially offset by increased efficiencies in program delivery as a result of higher enrollment volumes.

General and Administrative Expenses.   General and administrative expenses increased by $2.8 million in 2005 to $29.0 million from $26.2 million in 2004. The increase in expenses was primarily due to increases in payroll and other employee related costs resulting from increased headcount, training costs and travel expenses incurred to support the rapid growth in the Company’s global operations.  These increases were partially offset by a decrease in non-cash stock compensation expense of $1.3 million.  The decrease in non-cash stock compensation was primarily due to non-recurring variable accounting expenses incurred in 2004 as a result of the inadvertent exercise as discussed below.

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

Interest expense increased $2.8 million primarily due to the acquired debt as a result of 2005 and 2004 acquisitions.

Minority Interest in (Income) Loss of Affiliates, Net of Tax.  Minority interest in (income) loss of affiliates increased $3.7 million to $24.2 million in 2005 from $20.5 million in 2004.  Acquisitions added $0.8 million, and the minority share of improved operating results at UVM, UDLA, and UNAB was $5.9 million.  As more fully described in Note 5 to the consolidated financial statements, the remaining ownership interests of the minority shareholders at Walden and UEM were acquired in September 2004 and December 2004, respectively, which decreased minority interest by $3.6 million in 2005.

Income Taxes. The Company has operations in multiple countries, many of which have statutory tax rates lower than the United States.  Since approximately 80% of the Company's revenues are generated outside the United States, the impact of generally lower effective tax rates in these foreign jurisdictions is an effective tax rate significantly lower than the United States statutory rate as outlined in Note 13 to the consolidated financial statements.  The Company's effective tax rates from continuing operations were 15.0% and 6.2% for the 2005 and 2004, respectively.  During 2004, the effective rate was impacted by the reversal of a valuation allowance related to a deferred tax asset.

Liquidity and Capital Resources

The Company generates revenue from tuition and other fees charged to students in connection with its various education program offerings.  Students typically self-finance the costs of their education or seek third-party sponsored financing programs.  Tuition is generally collected in advance.  As a result, working capital is generally a source rather than use of funds. Given the favorable cash flow characteristics of the Company's post-secondary education business, Laureate anticipates generating sufficient cash flow from operations in the majority of countries where the Company operates to satisfy the working capital and financing needs of the Company's organic growth plans for each country.  If an educational institution in a country were unable to maintain sufficient liquidity on its own, the Company would look to internal cash resources as well as explore reasonable short-term facilities to accommodate any short to medium term shortfalls.  Accordingly, liquidity is managed locally with oversight provided by corporate staff in Baltimore, Maryland.

The Company incurs significant costs at its headquarters location in Baltimore, Maryland relating to (1) meeting U.S. and group corporate governance, reporting and compliance requirements, (2) stewardship and financing of its ownership in investments and subsidiaries, and (3) development of group synergies among its investments and subsidiaries.  Cash flow from operations generated by the Company's domestic businesses, included within Laureate Online Education, coupled with incremental borrowing capacity, are expected to be sufficient to meet future domestic working capital, financing and investment needs. The Company anticipates that cash flow from operations, available cash and existing credit facilities will be sufficient to meet its recurring operating requirements.  The Company will require additional liquidity in order to fund the long-term operating strategy of expanding existing locations, opening new campuses and entering new markets.  The Company continues to examine opportunities in the educational services industry for potential synergistic acquisitions, which will require additional liquidity.  In connection with Merger Agreement as discussed in the section entitled “Recent Events” in Item 1, the Company expects to have significant new debt if the proposed merger is consummated.

Cash provided by operations was $216.8 million for 2006, an increase of $75.7 million from $141.1 million for 2005.  This increase was caused by several factors including a $29.8 million increase in net income for 2006.  Non-cash items increasing cash provided by operating activities include $14.1 million in additional depreciation and amortization, $10.5 million in additional equity-based compensation, which includes the impact of expensing stock options, and $19.0 million in non-cash interest which is primarily a result of minority share ownership purchase agreements in 2006.  Non-cash items decreasing cash provided by operating activities include a $9.8 million decrease in deferred income taxes, a $12.8 million decrease in minority interest in consolidated subsidiaries primarily due to minority share ownership purchase agreements in 2006, a $10.8 million change in (gain)/loss on disposal of discontinued operations, the $9.3 million gain on sale of Chancery Software, Ltd. in the 2006 and $4.1 million in 2006 of unrealized foreign exchange gain on debt repayment. The operating assets and liabilities increased $48.2 million to a source of cash of $16.2 million in 2006 compared to a use of cash of $32.0 million in 2005.

Cash used in investing activities increased $251.0 million from $198.0 million for 2005 to $449.0 million for 2006.  This change was primarily driven by acquisition activity and capital expenditures.  Cash paid for acquisitions, net of cash acquired increased $143.2 million in 2006 compared to 2005.  Property and equipment capital expenditures were $174.7 million for 2006, an increase of $65.6 million from $109.1 million for 2005.  In addition, expenditures for deferred costs decreased $2.2 million in 2006 compared to 2005.  Non-recurring activity taking place in 2006 consisted of $12.9 million in proceeds from repayment of notes receivable and the sale of Chancery Software, Ltd.  During 2005 $22.7 million in proceeds from the sale of discontinued operations relating to the WSI business were received.  Proceeds from net sales of securities increased $6.3 million in 2006 over 2005. Also, increasing cash used in investing activities was 2006 change in other long-term assets of $7.1 million. In 2006, restricted cash increased by $33.6 million related to a pending potential acquisition in Mexico.

Cash provided by financing activities increased $177.7 million to cash provided by financing activities of $218.5 million in 2006 from cash provided by financing activities of $40.8 million in 2005.  The most significant components of this change are a net increase in the borrowings of long-term debt of $169.2 million from net proceeds of $27.6 million in 2005 to net proceeds of $196.8 million in 2006 and a net increase in the proceeds from the exercise of stock options of $4.8 million.  Also, increasing cash provided by financing activities was a 2006 change in other long-term liabilities of $3.7 million.

The foreign currency effect on the cash balances resulted in a increase of $1.7 million to a $5.5 million source of cash in 2006 from a $3.8 million source of cash in 2005.

In the third quarter of 2006, the Company entered into a $250.0 million Revolving Credit Facility (the “Bank Facility”) that has a five year term and a LIBOR-based interest rate with JPMorgan Chase Bank, National Association (“JPMorgan Chase”) and certain parties thereto.  The Bank Facility expires on August 16, 2011 and is comprised of two sub-facilities:  a U.S. sub-facility for $150.0 million and a Spanish sub-facility for $100.0 million. The Bank Facility has a swingline loan feature of up to $10.0 million and an expansion feature for an aggregate principal amount of up to $100.0 million.  The Company entered into a First Amendment during the fourth quarter of 2006 (the “Amendment”) to the Bank Facility, which increased the aggregate maximum principal amount of the facility from $250.0 million to $350.0 million through the use of the $100.0 million expansion feature, such that the maximum principal amount of the U.S. sub-facility increased from $150.0 million to $200.0 million and the maximum principal amount of the Spanish sub-facility increased from $100.0 million to $150.0 million.  The new borrowings were used in part to repay the Company’s prior credit agreement dated as of October 26, 2005 with Bank of America, National Association, which was terminated at the time of repayment, except for a $5.0 million swingline that was kept in place.  The proceeds of subsequent borrowings under the Bank Facility including the Amendment will be used for general corporate purposes, including acquisitions. The amendment also permited the refinancing and repayment of certain indebtedness of the Company’s Chilean operations.  The financial covenants, which are routine for this type of debt, include a maximum leverage of 3.5 times earnings before interest, taxes, depreciation and amortization (“EBITDA”).  The outstanding balance on the line of credit was $208.0 million at December 31, 2006.  The Company was in compliance with its covenant requirements as of December 31, 2006.

In the third quarter of 2006, UVM entered into a new credit line for $27.8 million.  The term of the credit line is 30 months with decreases in the available line of $2.8 million per quarter.  The interest rate of the credit line is in the Mexican interbank rate (TIIE) plus 1%.  In addition, UVM also renewed two existing credit lines during the third quarter for a total of $37.0 million.  During the fourth quarter of 2006, UVM entered into another new credit line for $27.8 million.  The term of the credit line is 5 years and the interest rate of the credit line is TIIE plus 1.5%.  The proceeds of the borrowings are used to support the growth of UVM.  In addition, the proceeds of the borrowings will be used to fund working capital needs including acquisitions.

Acquisitions

The Company has entered into put/call arrangements with certain minority shareholders whereby the Company can be required by the minority shareholders to buy additional interest in certain higher education institutions at specified times in the future.  Additionally, the Company can buy the minority partner’s interest at the Company’s option after specified times in the future at a purchase price generally determined to be fixed by reference to a multiple of the higher education institutions annual profits.  See disclosure in Note 11 to the consolidated financial statements for discussion of commitments and contingent arrangements.

Contractual Obligations and Contingent Matters

The following tables reflect the Company’s contractual obligations and other commercial commitments as of December 31, 2006:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Due in less than 1 year	Due in 1-3 years	Due in 4-5 years	Due after 5 years
Long-term debt (A)	$407,489	$88,202	$37,501	$230,414	$51,372
Interest payments (B)	106,203	24,520	58,277	13,385	10,021
Operating leases (C)	488,382	48,685	143,278	127,308	169,111
Due to shareholders of acquired companies (D)	45,265	21,780	12,522	1,688	9,275
Other long term liabilities (E)	5,600	5,600	—	—	—
Fixed purchase price (F)	8,446	—	8,446	—	—
Similar exchange contracts (G)	7,467	7,467	—	—	—
Total contractual cash obligations of continuing operations	$1,068,852	$196,254	$260,024	$372,795	$239,779

	Amount of Commitment Expiration Per Period (in thousands)
Commercial Commitments	Total Amounts Committed	Due in less than 1year	Due in 1-3 years	Due in 4-5 years	Due after 5 years
Guarantees (H)	$11,991	$4,552	$6,462	$977	$—
Capital contribution (I)	7,413	4,121	3,292	—	—
Acquisition commitment (J)	33,602	33,602	—	—	—
Standby letters of credit (K)	12,700	12,700	—	—	—
Total commercial commitments of continuing operations	$65,706	$54,975	$9,754	$977	$—

A                 On August 16, 2006, the Company entered into a $250.0 million Bank Facility with JPMorgan Chase and certain other parties thereto.  In the fourth quarter of 2006, the Company entered into a First Amendment which increased the aggregate maximum principal to $350.0 million.  Refer to Note 8 to the consolidated financial statements for more information regarding this transaction.  The outstanding balance on the line of credit was $208.0 million at December 31, 2006.  Individual units within campus-based operations have unsecured lines of credit, which total $111.2 million, primarily for working capital purposes.  The aggregate outstanding balance on the campus-based segments’ lines of credit was $74.9 million, which is included in the current portion of long-term debt. The weighted average short term borrowing rates were 7.3% and 6.0% at December 31, 2006 and December 30, 2005 respectively.

B                   Interest payments for variable rate long-term debt were calculated using the variable interest rate in effect at December 31, 2006.

C                   In February 2006, the Company entered into a 15-year, approximately 140,000 square foot lease with Harbor East Parcel B – Commercial, LLC.  The lease has a 10-year non-cancellable lease term commencing in the first quarter of 2007.  Upon completion, the leased facility will become the Company’s corporate headquarters.  Refer to Note 10 of the consolidated financial statements, “Leases and Related Party Transactions.”

D                  Refer to Note 9 of the consolidated financial statements, “Due to Shareholders of Acquired Companies.”

E                    Under terms of note agreements with Kendall College (“Kendall”), the Company has committed to providing total additional funding to Kendall of up to $1.1 million.  In the event the Company does not exercise its agreement to acquire Kendall, Kendall is obligated to enter into a lease agreement with the Company beginning September 1, 2007 to lease office space.  The lease commitment specifies a term of 36 months and annual rent of $1.3 million.  The Company is currently negotiating an amendment with Kendall that would extend the purchase option through March 31, 2008 and the Company would commit to provide additional funding to Kendall up to $5.5 million.  As a result, the lease agreement with Kendall would begin on March 31, 2008 if the Company does not exercise the purchase option.

F                    As part of the acquisition of Ecole Centrale d’Electronique (“ECE”), the Company committed to purchase the remaining 30% ownership from the sellers on December 31, 2008 for approximately $8.4 million.  The agreement is denominated in Euros, and is subject to foreign currency exchange risk on the date of payment.

G                   The $7.5 million related to the Similar Exchange Contract arrangements is the present value of the liability associated with UPC.  As part of a methodology election, the Company has chosen to adopt an interest accretion method which allows the Company to accrete changes in the value of the liability over time.  The value of the liability will increase over time to the extent the non-GAAP earnings of UPC improves.

H                  Subsequent to the divestiture of the K-12 segments in 2003, all leases related to Sylvan Learning Centers acquired by Educate, Inc. (“Educate”) were renegotiated or assigned in the name of Educate during the third quarter of 2003.  Leases with remaining payments of $5.5 million through December 2010 are guaranteed by the Company.  Under the terms of the Asset Purchase Agreement with Educate, the Company is indemnified against any losses suffered as a result of these lease guarantees. During 2004, the Company entered into an agreement to guarantee lease payments owed by Kendall to Key Equipment Finance. Leases with remaining payments of $3.6 million through December 2011 are guaranteed by the Company under this agreement.  The Company has an agreement to guarantee rent lease payments owed by a co-tenant of a building in which the Company leases space.  Upon an event of default, eviction and other conditions, on behalf of the co-tenant, the Company assumes all rights of the co-tenant.  The Company is not liable for any loss or damages due by the co-tenant.  The lease contains remaining payments of $2.9 million through April 30, 2009.

I                       As part of the acquisition of Institut Francais de Gestion (“IFG”), the Company committed to additional capital contributions, which will increase the Company’s share of ownership by diluting present minority ownership.  The agreement provides that, no later than July 31, 2006 and July 31, 2007, the Company shall contribute approximately $1.6 million and $2.5 million resulting in an increase in ownership share of 16% and 23%, respectively.  During the second quarter of 2006, the Company negotiated an amendment to the agreement that provides that the first additional capital contribution can be extended up to July 31, 2007 instead of July 31, 2006.  There were no other material amendments made to the agreement.  The agreement is denominated in Euros, and is subject to foreign currency exchange rate risk on the dates of payment. As part of the acquisition of Cyprus College, the Company committed to making a capital contribution of approximately $3.3 million between the closing date and three years thereafter.  The contributions will fund certain capital projects, if approved, and will not alter the relative equity interests.  The contribution commitment is denominated in Cypriot Pounds and is subject to foreign currency exchange rate risk on the dates of payment.

J                      The Company has $33.6 million in restricted cash, deposited into an escrow account for a pending transaction in Mexico.

K                  The Company has approximately $12.7 million outstanding in standby letters of credit.  The Company is self-insured for workers’ compensation and other insurable risks up to predetermined amounts above which third party insurance applies.  The Company is contingently liable to insurance carriers under certain of these policies and has provided a letter of credit in favor of the insurance carriers for approximately $0.7 million.  In the first quarter of 2005, the Company issued a $12.0 million standby letter of credit in favor of WSI Education S.a.r.l. for a tax indemnification related to the sale of WSI.

Contingent Matters

This chart provides a high-level summary of the various minority share ownership purchase arrangements the Company had outstanding as of December 31, 2006.  In connection with certain acquisitions, variable amounts of contingent consideration are payable to the sellers based upon specified terms.  There are six different types of arrangements.

Call Right Arrangements – An arrangement which provides the Company with the right to acquire additional shares of the target company at a future date typically based on a multiple of trailing non-GAAP earnings.

Put Right Arrangements – An arrangement which provides the Minority partner the option to require the Company to purchase the shares from the minority partner, generally based on a multiple of trailing non-GAAP earnings.

Combination Exchange Contract Arrangements - An arrangement which provides the Company with the ability to gradually increase its ownership of the subsidiary based on a series of fixed price or formulaic calls (normally a multiple of non-GAAP earnings) exercisable at certain dates in the future.  After a certain ownership threshold is reached, the minority partner then would have the right to require the Company to purchase the remaining shares owned by the minority partner.  Prior to the Company acquiring a certain ownership percentage, the minority partner’s put right is not exercisable.

Similar Exchange Contract Arrangements - An arrangement which provides the Company with the right (i.e. a Call) to purchase the remaining shares of the target company and provides the minority partner the right (i.e. a Put) to require the Company to purchase its remaining ownership of the target company.  Generally, the terms of the Company’s call and the minority partner’s put is based on the same multiple of trailing non-GAAP earnings and are both exercisable at the same point in time in the future.

Fixed Purchase Price Arrangements — An arrangement which obligates the Company to acquire the remaining ownership of the target company sometime in the future at a price that is fixed at the acquisition date.

Contingent Earnouts (cash payments) - An arrangement which obligates the Company to pay future consideration to the seller at a point in the future based on a multiple of  non-GAAP earnings.

Higher Education Institution	Date of Contingency	Additional Ownership Share	Terms of Contingent Transaction
Company Call Right Arrangements:
UAM (1)	March 1, 2009	29%	The greater of 4 times recurring EBITDA for certain specified periods or equivalent per share valuation of the Company’s initial 51% acquisition of UAM, adjusted for inflation

	Beginning March 1, 2013 through March 1, 2023	20%	The greater of 4 times recurring EBITDA for certain specified periods or equivalent per share valuation of the Company’s initial 51% acquisition of UAM, adjusted for inflation
Minority Put Right Arrangements:
UAM(2), (5)	March 1, 2009	29%	Approximately 4 times recurring earnings before interest, taxes, depreciation and amortization (“EBITDA”) for certain specified periods

	Beginning March 1, 2013 through March 1, 2023	20%	Variable purchase price based on recurring EBITDA for certain specified periods

UVM (3), (5)	Beginning when minority owners receive the December 31, 2006 audited UVM financial statements through December 31, 2011	Up to 10%	Approximately 7 times earnings before interest and taxes (“EBIT”) of the previous calendar year times the percentage of shares being sold by minority owners

	Beginning January 1, 2012 through December 31, 2012	Up to 10%	Approximately 7 times earnings before interest and taxes (“EBIT”) of the previous calendar year times the percentage of shares being sold by minority owners

IFG (4), (5)	October through November 2008	10%	$1.1 million

Combination Exchange Arrangements:
Company Call Right Arrangements:
Cyprus College (6)	Beginning July 1, 2006	35%	6% - Payable April 2007 based on 6.25 times 2006 audited recurring EBITDA

			29% - Payable April 2012 based on a variable scale for new enrollments and 2011 EBITDA

	January 1, 2012 or up to five years thereafter	20%	Payable April in the year following exercise based on a variable scale for new enrollments and EBITDA related to the year prior to exercise

CH Holdings Netherlands BV (7)	On or before October 31, 2008	8.75%	$10.2 million plus an amount equal to CH Holdings Netherlands BV total cash minus its long-term debt multiplied by the Sellers’ ownership percentage

	On or before October 31, 2008	21.25%	$10.2 million plus an amount equal to CH Holdings Netherlands BV total cash minus its long-term debt multiplied by the Sellers’ ownership percentage

	Beginning November 1, 2008 through November 1, 2018	20%

Approximately 6 times prior twelve months EBITDA plus CH Holdings Netherlands BV’s cash minus long-term debt multiplied by the Sellers’ ownership percentage with a minimum payment of $20.0 million plus CH Holdings Netherlands BV’s cash minus long-term debt multiplied by the Sellers’ ownership percentage

Minority Put Right Arrangements:
Cyprus College (6)	April 1, 2012 or up to five years thereafter	20%	Payable based on a variable scale for new enrollments and EBITDA related to the year prior to exercise

CH Holdings Netherlands BV (7)	Beginning November 1, 2008 through November 1, 2018	20%	Approximately 6 times prior twelve months EBITDA plus CH Holdings Netherlands BV’s cash minus long-term debt multiplied by the Sellers’ ownership percentage

Similar Exchange Contract Arrangements:
UPC (8)	Period from April 1st to June 30th of each calendar year following 2006	20%

Approximately 4.25 times audited EBITDA for the preceding calendar year adjusted for a predefined rent formula minus the outstanding balance of all UPC’s long-term interest bearing debt plus the market value of any real estate owned by UPC multiplied by the Sellers’ ownership percentage

Fixed Purchase Price Arrangements:
Ecole Centrale d’Electronique (“ECE”) (9)	December 31, 2008	30%	$9.2 million

Capital Contribution Obligations:
IFG (10)	On or before July 31, 2007 July 31, 2007	16% 23%	$1.7 million $2.5 million

Contingent Earnouts (cash payments):
Laureate Online Education BV (11)	April 1, 2007		Approximately 75% of 4 times 2006 EBITDA, not to exceed $10.0 million

	April 1, 2008		Approximately 4 times the average of 2006 and 2007 EBITDA, not to exceed $10.0 million, less the April 1, 2007 payment

Obligations and contingent payments (except for the contingent earnout on Laureate Online Education BV) are denominated in foreign currency and are subject to foreign currency risk.

Company Call Right Arrangements

(1)             Effective March 1, 2009, the Company has a call right to acquire a 29% interest from the minority owners for a variable purchase price equal to the greater of 4.0 times recurring EBITDA for certain specified periods with a minimum payment of the equivalent per share valuation of the Company’s initial 51% acquisition of UAM, as adjusted for local inflation. Beginning March 1, 2013, and continuing for ten years, the Company has another call right on the remaining 20% interest of the minority owners, with the purchase price determined based on a similar formula.  No accounting for this arrangement is included in the Company’s financial statements.

                           Minority Put Right Arrangements

                           The below arrangements are accounted for as Minority Put Right Arrangements as described in Note 2 to the consolidated financial statements.

(2)             Effective March 1, 2009 the minority owners of UAM have a put right to require the Company to purchase an equity interest of 29% from the minority owners at a variable purchase price based on 4.0 times recurring EBITDA for certain specified periods. Beginning March 1, 2013, and continuing for ten years, the minority owners hold a second put right to require the Company to purchase the remaining 20% interest from the minority owners, with the purchase price determined based on a similar formula.  As of December 31, 3006, the Company recorded $3.7 million in minority interest and minority ownership put arrangements on the consolidated balance sheet for this arrangement.

(3)             As a part of the 10% step acquisition of UVM in 2006, there are two put options held by the minority owners for the remaining 10% interest.  The first put option covers the time after which the minority owners receive the December 31, 2006 audited financial statements of UVM through December 31, 2011.  During this period, the minority owners may exercise the first put option one time for each calendar year with the minimum shares transferred to the Company on each occasion equal to 25% of the shares held by the minority shareholders.  Beginning January 1, 2012 through December 31, 2012, the minority owners have a second put right to require the Company to purchase all remaining shares.  The put price for both put options is equal to approximately 7.0 times EBIT of the previous calendar year times the percentage of shares being sold by the minority owners.  As the transaction was completed at the end of December 2006 no additional accounting was reflected for this Minority Put Right Arrangement.

(4)             During the period October through November 2008, the sellers of IFG may exercise a put option requiring the Company to purchase the remaining 10% ownership for approximately $1.1 million.  As of December 31, 2006 the Company recorded $0.6 million in minority interest and minority ownership put arrangements on the consolidated balance sheet for this arrangement.

(5)             The $4.2 million related to Minority Put right arrangements is the present value of the Redeemable Minority Interests associated with the Brazilian, Mexican and French acquisitions that is in excess of the minority interest for those entities.  Also as part of a methodology election, the Company has chosen to adopt an accretion method which allows the Company to accrete changes in the redemption value over the period from the date of issuance.  As such, the Company has elected to only reflect a pro-rata portion of the change in liability based on the time elapsed in the Put instruments which is significantly lower than the final amount that will be required to settle the minority put arrangement.  If the Minority put arrangements were all exercisable at December 31, 2006, the Company would be obligated to pay the minority shareholders $80.7 million.

                           Combination Exchange Contract Arrangements

                           As described in Note 2 to the consolidated financial statements, there is no accounting for Combination Exchange Contract Arrangements described below as it is not probable that the Company will exercise its Call rights.

(6)             Effective April 1, 2012 and exercisable up to five years thereafter, the minority owners of Cyprus College have a put right to require the Company to purchase an equity interest of 20% from the minority owners at a variable purchase price based on a variable scale for new enrollments and EBITDA for the calendar year preceding the exercise date.  Beginning July 1, 2006, the Company has a call right to acquire up to a 35% interest from the minority owners for a variable purchase price based on a variable scale for new enrollment and 2006 EBITDA.  Effective January 1, 2012 and exercisable up to five years thereafter, the Company has the call right to acquire the remaining 20% interest from the minority owners for a variable purchase price based on a variable scale for new enrollment and EBITDA for the calendar year preceding the exercise date.

(7)             As a part of the acquisition of CH Holdings Netherlands BV, there are three purchase options that enable the Company to increase its ownership interest to 100%.  The first option allows the Company to increase its ownership in CH Holdings Netherlands BV to 58.75% if by October 30, 2008 it makes an additional $10.2 million payment plus an amount equal to CH Holdings Netherlands BV’s total cash minus its total long-term debt multiplied by the seller’s ownership percentage.  After exercising the first call option and before October 30, 2008, the Company has a second call right to increase its ownership to 80% for an additional $10.2 million plus an amount equal to CH Holdings Netherlands BV’s total cash minus its total long-term debt multiplied by the sellers’ ownership percentage.  There is put/call option for the final 20% ownership that can be exercised following the second call option.  The put option will be calculated at 6.0 times the prior twelve months EBITDA plus CH Holdings Netherlands BV’s total cash minus its total long-term debt multiplied by the seller’s ownership percentage.  The call option will be calculated at 6.0 times the prior twelve months EBITDA plus CH Holdings Netherlands BV’s total cash minus its total long-term debt multiplied by the seller’s ownership percentage, with a minimum payment of $20.0 million plus CH Holdings Netherlands BV’s cash minus its total long-term debt multiplied by the seller’s percentage.

                           Similar Exchange Contract Arrangements

                           The below arrangement is accounted for as a Similar Exchange Contract as described in Note 2 to the consolidated financial statements.

(8)             During the period of April 1st through June 30th of each calendar year following 2006, there are mirror put/call options with similar terms which enables the Company to acquire or the minority owners to require the Company to purchase the remaining 20% ownership in UPC.  The Put and Call options are set at approximately 4.35 times the audited EBITDA for the preceding calendar year adjusted for a predefined rent formula minus the outstanding balance of all long-term interest bearing debt at UPC plus the market value of any real estate owned by UPC at the time of the option.  As of December 2006, the value of the liability reflected on the Company’s balance sheet is $7.5 million for this Similar Exchange Contract.

                           Fixed Price Purchase Contract Arrangements

                           The below arrangement is accounted for as a Fixed Price Purchase Contract as described in Note 2 to the consolidated financial statements.

(9)             As part of the acquisition of ECE, the Company committed to purchase the remaining 30% ownership from the sellers on December 31, 2008 for approximately $9.2 million.  The purchase obligation is denominated in Euros, and is subject to foreign currency exchange rate risk on the date of payment.  As of December 2006, the value of the debt reflected on the Company’s balance sheet is $8.4 million.

                           Capital Contribution Obligations

(10)       As part of the acquisition of IFG, the Company committed to additional capital contributions, which will increase the Company’s share of ownership by diluting present minority ownership.  The agreement provides that, no later than July 31, 2006 and July 31, 2007, the Company shall contribute approximately $1.7 million and $2.5 million resulting in an increase in ownership share of 16% and 23%, respectively. During the second quarter of 2006, the Company negotiated an amendment to the agreement that provides that the first additional capital contribution of $1.7 million can be extended up to July 31, 2007, instead of July 31, 2006.  The purchase obligation is denominated in Euros, and is subject to foreign currency exchange rate risk on the dates of payment.  This arrangement is not accounted for in the Company’s balance sheet as of 2006.

                           Contingent Earnouts (cash payments)

(11)       Additional amounts of contingent consideration, not to exceed $10.0 million, are due the sellers of Laureate Online Education BV equal to four times the average of the audited EBITDA for the calendar years ending December 31, 2006 and 2007.  Excluding adjustments of EBITDA items and other negotiated amounts and using 2006 results to estimate the 2007 results, the Company would be obligated to the sellers for $0.

Effect of Minority Share Ownership Purchase Arrangements on 2006 Financial Statements

During 2006, the Company reevaluated the accounting for and the financial statement presentation of new and pre-existing put and call option agreements entered into in connection with certain acquisitions. As a result of the reevaluation, management concluded that an error was made in the initial accounting determinations related to these arrangements.  As a result, these errors were quantified and evaluated under SFAS 154, “Accounting Changes and Error Corrections”, Staff Accounting Bulleting (“SAB”) No. 99, “Materiality”, and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”.  The Company concluded that the cumulative effect of the error is immaterial for restatement of prior years.  The prior year adjustments related to this reevaluation have been recorded in the fourth quarter of 2006 and the 2006 quarterly information has been restated in Note 17 to the consolidated financial statements.

The following amounts represent the impact on each financial statement line affected by the Company’s accounting for the minority share ownership purchase arrangements on the statement of operations for the year-ended December 31, 2006 and the consolidated balance sheet as of December 31, 2006.

December 31, 2006
Statement of Operations
Increase (decrease) to:
Direct costs	$1,728
Operating income	(1,728)

Interest expense	(17,858)
Minority interest in income of consolidated subsidiaries, net of tax	17,154
Income from continuing operations	(2,432)

Net income	$(2,432)

December 31, 2006
Balance Sheet
Increase (decrease) to:
Property and equipment, net	$(1,263)
Goodwill and intangible assets	7,083
Total assets	$5,820

Long-term debt, net of current portion	$15,914
Deferred income taxes	(424)
Total liabilities	15,490

Minority interest and minority ownership put arrangements	(3,045)

Additional Paid in Capital — Redemption of Put Arrangements	(4,214)
Retained earnings	(2,432)
Accumulated other comprehensive income	21
Total stockholders’ equity	(6,625)

Total liabilities and stockholders’ equity	$5,820

Related Party Transactions

Transactions between UI and Certain Former Owners

The Company entered into a lease agreement in October 2003 with certain former owners of UI, located in Costa Rica and Panama.  In 2004, the Company entered into a new lease with the same parties for the ULACIT campus. The lease agreements enable the Company to operate UI and ULACIT at their established campuses.  Both leases have initial terms of fifteen years, with additional five-year extensions available at the Company’s option.  The leases also contain provisions for the Company, at its option, to purchase the real estate for its fair market value at any time.  Under the UI lease, monthly rental payments are based on eight percent of net campus revenues for the first two years and ten percent of net campus revenues in the third year.  Rental payments are fixed as of 2007, subsequent rental payments will be adjusted for inflation and have a 180 day cancellation clause.  The Company recognized approximately $1.6 million and $1.1 million of rent expense under this lease for the years ended December 31, 2006 and December 31, 2005, respectively.    The ULACIT lease has fixed monthly rental payments.  As of November 2006, the ULACIT lease had a step-up payment due.  The Company has been recording rent expense since the lease inception date on a straight-line basis per U.S. GAAP.  The Company recognized approximately $0.9 million and $0.8 million of rent expense under this lease for the year ended December 31, 2006 and December 31, 2005, respectively.

Transactions between UVM and Certain Officers and Minority Shareholders

The Company entered into lease agreements for UVM’s university campuses with certain of its officers and minority owners.  The leases had an initial term of ten years with an additional two-year extension available at the Company’s option. During 2002, this lease was amended to include an additional three-year extension available at the Company’s option, for a total term of up to 15 years.  The amended lease also gives the Company the option to purchase the real estate at the fair market value of the property at the end of the lease term.  Rents are adjusted monthly for inflation.  For 2006, 2005 and 2004, the Company incurred approximately $7.1 million, $6.9 million and $5.6 million, respectively, of rent under these leases. The lease agreements enable the Company to operate UVM at its already established campuses. The value of the contracts was determined by arms-length negotiation between the parties and based upon the then prevailing market rates, and was corroborated by an independent real estate appraisal.

Transactions between UAM and Minority Shareholders

The Company entered into lease agreements for most of UAM’s university campus facilities with its minority owners. The leases have an initial term of 20 years with two additional extensions of 20 years each, available at the Company’s option. Base annual rent expense under the lease agreements is approximately $6.0 million. Rents are adjusted annually for inflation. The contracts give the Company the right of first refusal to purchase these properties in the case that the lessor decides to sell the properties.  If UAM were to elect to vacate the premises prior to the lease termination date, the agreements contain certain conditional purchase options, which if not exercised by the Company, may result in early exit penalties. The lease agreements enable the Company to operate UAM at its already established campuses. The collective value of these contracts was determined by arms-length negotiation between the parties and based upon the then prevailing market rates, and was corroborated by an independent real estate appraisal. The Company recognized approximately $6.0 million and $0.5 million of rent expense under these leases for the year ended December 31, 2006 and the period December 1, 2005 to December 31, 2005.

Transactions between the Company and Affiliates

In connection with the sale of the Company’s K-12 segments, the Company entered into a management service agreement with Educate.   The net fee paid to Educate for the year ended December 31, 2006 was $2.9 million.  In addition, the Company has entered into an agreement with Educate to transfer another 28,736 square feet of rentable space at 1001 Fleet Street along with the 57,471 square feet they currently sub-lease from the Company.  With the consent of the landlord, Educate will assume the lease for the 86,207 square feet as a tenant upon the delivery of the remaining 28,736 square feet (currently estimated to be June 1, 2007). The Company shall pay Educate an allowance for the space of $0.1 million and provide two months free rent.  Educate will pay $0.4 million for leasehold improvements in the space.  The Company will retain a lease for an additional 28,735 square feet in the 1001 Fleet Street building.

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

Foreign Currency Risk

        The Company derives approximately 81% of its revenues from students outside the United States for the year-ended December 31, 2006.  This business is transacted through a network of international subsidiaries, generally in the local currency that is considered the functional currency of that foreign subsidiary.  Expenses are also incurred in the foreign currencies to match revenues earned, which minimizes the Company’s exchange rate exposure to operating margins.  A hypothetical 10% adverse change in average annual foreign currency exchange rates would have decreased operating income and cash flows for the year ended December 31, 2006 by approximately $20.5 million. The Company generally views its investment in most of its foreign subsidiaries as long-term. The effects of a change in foreign currency exchange rates on the Company’s net investment in foreign subsidiaries are reflected in other comprehensive income (loss) on the Company’s balance sheets.  A 10% depreciation in functional currencies relative to the U.S. dollar would have resulted in a decrease in the Company’s net investment in foreign subsidiaries of approximately $106.4 million at December 31, 2006.

The Company occasionally enters into foreign exchange forward contracts to reduce the earnings impact of non-functional currency denominated receivables and payables.  The primary business objective of such activity is to protect the U.S. dollar value of the Company’s assets and future cash flows with respect to exchange rate fluctuations.  At December 31, 2006, the Company had three forward contracts with expiration dates in 2007 and 2009.  For the contract expiring in 2009, the gain or loss is deferred in accumulated other comprehensive income until the changes in the underlying financial instruments are recorded in the income statement. When appropriate, the deferred gains and losses will be reclassified from accumulated other comprehensive income on the balance sheet to the income statement.  For the 2007 contracts, the gains or losses are recorded in the income statement.  For the year-ended December 31, 2006 $0.1 was recorded as an unrealized gain on these forward contracts.

Interest Rate Risk

The Company holds its cash and cash equivalents in high quality, short-term, fixed income securities.  Consequently, the fair value of the Company’s cash and cash equivalents would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due to the short-term nature of the Company’s portfolio.  The Company’s revolving credit facility bears interest at variable rates, and the fair value of this instrument is not significantly affected by changes in market interest rates.  A 100 basis point decrease in interest rates would have reduced net interest income for 2006 by approximately $1.9 million.

The table below provides information about the Company’s financial instruments that are sensitive to changes in interest rates.  The table presents cash flows of weighted-average interest rates and principal payments for the following years ended December 31.  The fair value of the debt below approximates book value.

Total debt and due to shareholders of acquired companies excluding Fixed Purchase Price and Similar Exchange Contract Arrangements (in millions of US dollars):	2007	2008	2009	2010	2011	Thereafter	Total
				(in millions)
Fixed rate (Chilean peso)	$16.7	$3.0	$2.9	$3.0	$3.1	$3.4	$32.1
Average interest rate	7.5%	8.0%	8.1%	8.1%	8.1%	8.3%	—
Fixed rate (Swiss franc)	2.5	2.6	2.6	2.6	2.5	28.3	41.1
Average interest rate	2.4%	2.5%	2.7%	2.8%	3.0%	3.4%	—
Fixed rate (Euro)	4.0	2.5	4.1	2.4	2.5	21.5	37.0
Average interest rate	4.3%	5.5%	5.5%	5.6%	5.7%	6.0%	—
Fixed rate (Brazilian Real)	5.5	5.3	—	—	—	—	10.8
Average interest rate	0.0%	0.0%	—	—	—	—	—
Fixed rate (Honduran Lempira)	1.1	0.5	1.9	0.7	0.7	10.1	15.0
Average interest rate	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	—
Fixed rate (United States Dollar)	0.1	—	—	—	—	—	0.1
Average interest rate	2.7%	—	—	—	—	—	—
Variable rate (Chilean peso)	4.7	0.2	0.2	0.2	0.2	0.8	6.3
Average interest rate	8.5%	8.1%	8.1%	8.1%	8.1%	8.1%	—
Variable rate (Euro)	0.6	0.6	0.7	0.7	105.6	2.8	111.0
Average interest rate	6.7%	6.7%	6.7%	6.7%	6.7%	4.0%	—
Variable rate (Cypriot pound)	1.2	1.2	1.2	1.2	1.2	5.3	11.3
Average interest rate	5.5%	5.5%	5.5%	5.5%	5.5%	5.5%	—
Variable rate (Mexican Peso)	71.3	2.3	—	1.8	—	—	75.4
Average interest rate	6.0%	0.6%	—	0.2%	—	—	—
Variable rate (United States Dollar)	—	—	—	—	103.2	—	103.2
Average interest rate	—	—	—	—	7.0%	—
Variable rate (Other)	2.3	2.3	2.3	1.2	1.2	0.2	9.5
Average interest rate	10.0%	10.0%	10.0%	10.0%	10.0%	10.0%	—

The weighted-average interest rates for the variable debt were calculated using the interest rate in effect as of December 31, 2006 for each debt instrument.

Investment Risk

        The Company has an investment portfolio that includes short-term investments in available-for-sale debt and equity securities.  The Company’s investment portfolio is exposed to risks arising from changes in these investment values.

All the potential impacts noted above are based on sensitivity analysis performed on the Company’s financial position at December 31, 2006.  Actual results may differ materially.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Laureate Education, Inc.

We have audited the accompanying consolidated balance sheets of Laureate Education, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Laureate Education, Inc. and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 2006 the Company changed its method of accounting for stock-based compensation upon the adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”

As discussed in Note 2 to the consolidated financial statements, in 2006 the Company changed its method of revenue recognition.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Laureate Education, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2007 expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ Ernst & Young LLP

Baltimore, Maryland
March 1, 2007

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollar and share amounts in thousands, except per share data)

	December 31,	December 31,
	2006	2005
		(as restated - Note 2)
Assets
Current assets:
Cash and cash equivalents	$96,987	$105,106
Restricted cash	33,602	—

Receivables:
Accounts receivable	188,567	181,211
Notes receivable	110,157	104,880
Other receivables	12,430	14,208
	311,154	300,299
Allowance for doubtful accounts	(51,460)	(39,006)
	259,694	261,293

Inventory	5,803	5,282
Deferred income taxes	5,830	16,978
Prepaid expenses and other current assets	33,471	24,977
Total current assets	435,387	413,636

Notes receivable, less current portion, net of allowance of $11,761 and $9,328 at December 31, 2006 and December 31, 2005, respectively	96,958	83,813

Property and equipment:
Land	126,598	101,993
Buildings	334,702	256,941
Construction in-progress	58,510	40,856
Furniture, computer equipment and software	295,902	223,143
Leasehold improvements	98,848	81,336
	914,560	704,269
Accumulated depreciation and amortization	(185,248)	(130,332)
	729,312	573,937

Goodwill	579,811	412,215
Other intangible assets:
Tradenames and accreditations	261,009	215,112
Other intangible assets, net of accumulated amortization of $21,184, and $14,397 at December 31, 2006 and December 31, 2005, respectively	4,209	7,163
	845,029	634,490

Deferred income taxes	34,870	25,760
Deferred costs, net of accumulated amortization of $19,418 and $14,041 at December 31, 2006 and December 31, 2005, respectively	26,928	21,935
Other assets	34,529	22,557
Total assets	$2,203,013	$1,776,128

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)
(Dollar and share amounts in thousands, except per share data)

	December 31,	December 31,
	2006	2005
		(as restated - Note 2)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$40,788	$30,078
Accrued expenses	60,987	50,739
Accrued compensation and benefits	68,497	55,724
Deferred revenue	290,242	273,030
Current portion of long-term debt	95,668	63,044
Current portion of due to shareholders of acquired companies	21,781	18,737
Income tax payable	23,141	31,615
Deferred income taxes	1,571	28,644
Other current liabilities	6,679	3,543
Total current liabilities	609,354	555,154

Long-term debt, less current portion	327,734	99,997
Due to shareholders of acquired companies, less current portion	23,484	46,686
Deferred income taxes	28,159	583
Other long-term liabilities	38,163	22,876
Total liabilities	1,026,894	725,296

Commitments and contingent liabilities	—	—

Minority interest and minority put arrangements	45,424	72,354

Stockholders’ equity:

Preferred stock, par value $.01 per share — authorized 10,000 shares, no shares issued and outstanding as of December 31, 2006 and December 31, 2005	—	—
Common stock, par value $.01 per share — authorized 90,000 shares, issued and outstanding shares of 51,426 and 49,861 as of December 31, 2006 and December 31, 2005, respectively	514	499
Additional paid-in capital	534,327	503,791
Retained earnings	541,358	435,735
Accumulated other comprehensive income	54,496	38,453

Total stockholders’ equity	1,130,695	978,478

Total liabilities and stockholders’ equity	$2,203,013	$1,776,128

See accompanying notes to financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Dollar and share amounts in thousands, except per share data)

	Year ended December 31
	2006	2005	2004
		(as restated - Note 2)

Revenues	$1,145,761	$875,824	$644,821

Costs and expenses
Direct costs	951,283	715,958	529,234
General and administrative expenses	46,079	28,996	26,170
Total costs and expenses	997,362	744,954	555,404

Operating income	148,399	130,870	89,417

Other income (expense)
Interest income	20,025	9,322	20,582
Interest expense	(37,064)	(10,440)	(7,670)
Gain on sale of Chancery Software, Ltd.	9,322	—	—
Other (expense) income	(1,011)	2,467	7,597
Foreign currency exchange gain (loss)	4,823	(1,503)	(957)
	(3,905)	(154)	19,552
Income from continuing operations before income taxes, minority interest, and equity in net (loss) income of affiliates	144,494	130,716	108,969
Income tax expense	(24,108)	(19,667)	(6,798)
Minority interest in income of consolidated subsidiaries, net of tax	(11,420)	(24,154)	(20,476)
Equity in net (loss) income of affiliates, net of tax	(555)	(535)	(323)

Income from continuing operations	108,411	86,360	81,372
Loss from discontinued operations, net of income tax expense of $2,965 in 2006, $1,385 in 2005, and $200 in 2004	(4,456)	(1,411)	(6,466)
Gain (loss) on disposal of discontinued operations, net of income tax benefit (expense) of $4,574 in 2006, $(10,270) in 2005, and $(3,232) in 2004	1,668	(9,152)	(13,324)
Net income	$105,623	$75,797	$61,582

Earnings available to common shareholders:

Income from continuing operations	$108,411	$86,360	$81,372
Effect of minority put arrangements	(4,214)	—	—
Income from continuing operations available to common shareholders	$104,197	$86,360	$81,372

Net income	$105,623	$75,797	$61,582
Effect of minority put arrangements	(4,214)	—	—
Net income available to common shareholders	$101,409	$75,797	$61,582

Earnings per common share, basic:
Income from continuing operations available to common shareholders	$2.03	$1.74	$1.76
Net income available to common shareholders	$1.98	$1.53	$1.33

Earnings per common share, diluted:
Income from continuing operations available to common shareholders	$1.96	$1.66	$1.66
Net income available to common shareholders	$1.91	$1.46	$1.26

See accompanying notes to financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(Dollar and share amounts in thousands)

				Accumulated
		Additional		Other	Total
	Common	Paid-In	Retained	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Equity
Balance at January 1, 2004 (as restated - Note 2)	$450	$353,522	$298,356	$21,834	$674,162

Options exercised for purchase of 1,505 shares of common stock, net of 153 replenished shares, including income tax benefit of $5,801	15	25,289	—	—	25,304
Issuance of 14 shares of common stock in connection with the Employee Stock Purchase Plan	—	151	—	—	151
Issuance of 2,500 shares in connection with acquisition	25	88,810	—	—	88,835
Non-cash stock compensation (includes $1,436 in discontinued operations)	—	7,154	—	—	7,154
Other equity activity	(2)	2	—	—	—
Comprehensive income:
Net income for the year ended December 31, 2004 (as restated - Note 2)	—	—	61,582	—	61,582
Foreign currency translation adjustment	—	—	—	24,952	24,952
Unrealized gain on available-for-sale securities	—	—	—	42	42
Total comprehensive income	—	—	—	—	86,576
Balance at December 31, 2004 (as restated - Note 2)	488	474,928	359,938	46,828	882,182

Options exercised for purchase of 998 shares of common stock, net of 44 replenishment shares, including income tax benefit of $10,454	10	24,755	—	—	24,765
Non cash stock compensation modification for former employee	—	923	—	—	923
Non-cash stock compensation	—	3,665	—	—	3,665
Other	1	(480)	—	—	(479)
Comprehensive income:
Net income for the year ended December 31, 2005 (as restated - Note 2)	—	—	75,797	—	75,797
Foreign currency translation adjustment	—	—	—	(8,427)	(8,427)
Unrealized gain on available-for-sale securities	—	—	—	52	52
Total comprehensive income	—	—	—	—	67,422
Balance at December 31, 2005 (as restated - Note 2)	499	503,791	435,735	38,453	978,478

Options exercised for purchase of 1,490 shares of common stock, net of 39 replenishment shares	14	19,095	—	—	19,109
Non-cash stock compensation modification for former employee	—	557	—	—	557
Non-cash stock compensation	—	14,529	—	—	14,529
Change in redemption value of minority ownership put arrangements	—	(4,214)	—	—	(4,214)
Impact of adoption of FAS 158	—	—	—	(2,272)	(2,272)
Other	1	569	—	—	570
Comprehensive income:
Net income for the year ended December 31, 2006	—	—	105,623	—	105,623
Foreign currency translation adjustment	—	—	—	18,324	18,324
Unrealized loss on available-for-sale securities	—	—	—	(9)	(9)
Total comprehensive income	—	—	—	—	123,938
Balance at December 31, 2006	$514	$534,327	$541,358	$54,496	$1,130,695

See accompanying notes to financial statements

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollar amounts in thousands)

	Year Ended December 31,
	2006	2005	2004
		(as restated - Note 2)
Operating activities
Net income	$105,623	$75,797	$61,582
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	48,858	36,291	30,317
Amortization	16,031	14,474	11,241
Gain on sale of Chancery Software, Ltd.	(9,322)	—	—
(Gain) loss on disposal of discontinued operations	(1,668)	9,152	13,324
Unrealized gain on foreign exchange	(4,115)	—	—
Non-cash interest expense	18,955	—	—
Non-cash stock compensation expense	15,086	4,588	5,718
Non-cash stock compensation expense - discontinued operations	—	—	1,436
Acceleration of original issue discount on note receivable repayment	—	—	(12,722)
Gain on conveyance of land as purchase consideration	—	—	(5,169)
Minority interest in consolidated subsidiaries	11,420	24,154	20,476
Equity in net loss of affiliates	555	535	323
Deferred income taxes	1,671	11,499	1,992
Other non-cash items	(2,499)	(3,470)	66
Changes in operating assets and liabilities:
Receivables	(10,923)	(46,332)	(66,702)
Inventory, prepaid expenses and other current assets	(14,558)	(2,400)	12,922
Accounts payable and accrued expenses	28,405	(19,402)	(271)
Income tax payable	(3,716)	(9,782)	(15,411)
Deferred revenue and other current liabilities	17,013	45,956	65,220
Net cash provided by operating activities	216,816	141,060	124,342

Investing activities
Purchase of available-for-sale securities	(4,835)	(6,704)	(54,331)
Proceeds from sales or maturity of available-for-sale securities	9,445	5,064	69,097
Change in restricted cash	(33,602)	—	—
Change in investment in and advances to affiliates and other investments	(230)	—	4,115
Proceeds from sale of land	—	—	13,107
Purchase of property and equipment, net	(174,732)	(109,144)	(100,779)
Proceeds from repayment of related party note receivable	3,609	—	55,006
Proceeds from sales of discontinued operations, net of cash sold	—	22,654	—
Cash loaned in exchange for notes receivable	(5,826)	(6,214)	(23,178)
Proceeds from repayment of notes receivable	—	333	2,697
Proceeds from the sale of Chancery Software, Ltd.	9,322	—	—
Cash paid for acquisitions, including deferred consideration, net of cash acquired	(238,812)	(95,613)	(80,065)
Expenditures for deferred costs	(8,068)	(10,279)	(9,918)
Change in other long-term assets	(5,251)	1,860	(2,764)
Net cash used in investing activities	(448,980)	(198,043)	(127,013)

Financing activities
Proceeds from exercise of options	19,109	14,311	19,503
Proceeds from issuance of common stock	—	—	151
Proceeds from issuance of long-term debt	764,889	187,463	77,777
Payments on long-term debt	(568,095)	(159,883)	(66,939)
Change in other long-term liabilities and other financing activities	2,622	(1,085)	1,335
Net cash provided by financing activities	218,525	40,806	31,827
Effects of exchange rate changes on cash	5,520	3,765	(10,026)

Net change in cash and cash equivalents	(8,119)	(12,412)	19,130
Cash and cash equivalents at beginning of period	105,106	117,518	98,388
Cash and cash equivalents at end of period	$96,987	$105,106	$117,518

Cash and cash equivalents classified as:
Continuing operations	$96,987	$105,106	$106,854
Discontinued operations	—	—	10,664
Cash and cash equivalents at end of period	$96,987	$105,106	$117,518

See accompanying notes to financial statements.

Laureate Education, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar and share amounts in thousands, except per share data)

Note 1 - Description of Business, Basis of Presentation and Recent Events

Laureate Education, Inc. and subsidiaries (the “Company”) provides higher education programs and services to students through the leading global network of licensed campus-based and online universities and higher education institutions (“higher education institutions”).  The Company’s educational offerings are delivered through three separate reportable segments: Campus Based - Latin America (“Latin America”), Campus Based - Europe (“Europe”) and Laureate Online Education.  The campus-based segments of Latin America and Europe own or maintain controlling interests in thirteen and ten separately licensed higher education institutions, respectively. The Latin America segment has locations in Mexico, Chile, Brazil, Peru, Ecuador, Panama, Costa Rica, and Honduras.  The Europe segment has locations in Spain, Switzerland, France, and Cyprus.  The Laureate Online Education segment provides career-oriented degree programs to working adult students through Walden E-Learning, Inc. (“Walden”), Laureate Online Education BV, and Canter and Associates (“Canter”).

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States that require the Company’s management to make estimates and assumptions that affect reported amounts and related disclosures.  Actual results could differ from those estimates.

Certain amounts previously reported for 2004 and 2005, including certain current and non-current notes receivables and deferred revenue balances, have been reclassified to conform to the 2006 presentation.  As discussed more fully in Note 4, certain business components are classified as discontinued operations in the accompanying consolidated financial statements.

On January 28, 2007, the Company entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Wengen Alberta, Limited Partnership, an Alberta limited partnership (“Wengen”) and L Curve Sub Inc., a direct subsidiary of Wengen (“Merger Sub”), under which Merger Sub will merge (the “Merger”) with and into Laureate, with Laureate surviving.  Wengen is owned by an investment group consisting of Douglas L. Becker, Laureate’s Chairman and Chief Executive Officer, Kohlberg Kravis Roberts & Co., Citigroup Private Equity, S.A.C. Capital Management, LLC, SPG Partners, Bregal Investments, Caisse de depot et placement du Quebec, Sterling Capital, Makena Capital, Torreal S.A. and Southern Cross Capital.  Under the terms of the Merger Agreement, Laureate shareholders will receive $60.50 in cash for each share of Laureate common stock they own.

Completion of the Merger is subject to customary conditions, including, among others, the approval of the Merger and the Merger Agreement by Laureate’s shareholders, the availability to Wengen and the Merger Sub of debt financing, expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and certain responses from the United States Department of Education.

The Merger Agreement was filed in a Current Report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2007.  The foregoing description of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement.

Note 2 — Significant Accounting Policies

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

Consolidation. Affiliated companies in which the Company owns, directly or indirectly, or otherwise controls 50% or more of the outstanding voting interests are accounted for under the consolidation method of accounting.  Five subsidiaries of the Company consolidate not-for-

profit, non-stock universities that are controlled through majority voting interests of their respective Boards of Directors.  The Company also has a substantial economic interest in the net assets of these not-for-profit universities.  Under the consolidation method, an affiliated company’s results of operations are reflected within the consolidated statements of operations.  Earnings or losses attributable to other stockholders of a consolidated affiliated company are classified as “minority interest in income of consolidated subsidiaries” in the Company’s consolidated statements of operations.  Minority interest adjusts the Company’s consolidated net results of operations to reflect only its share of the after-tax earnings or losses of an affiliated company.  Income taxes attributable to minority interest are determined using the applicable statutory tax rates in the jurisdictions where such operations are conducted.  These rates vary from country to country.  Transactions between the Company and its consolidated affiliated companies are eliminated in consolidation.

Equity Method.  Affiliated companies in which the Company owns, directly or indirectly, or otherwise controls more than 20% but less than 50% of the outstanding voting interests, but over which the Company exercises significant influence, are accounted for under the equity method of accounting.  Significant influence with respect to an affiliated company depends on an evaluation of several factors including, among other things, representation on the associated company’s board of directors, ownership percentage and voting rights associated with the Company’s holdings in the securities of the affiliated company. Investments accounted for under the equity method are included in other assets in the consolidated balance sheets. Under the equity method of accounting, affiliated companies’ results of operations are not consolidated within the Company’s operating results.   However, the Company’s share of the earnings or losses of these affiliated companies is classified as “equity in net (loss) income of affiliates” in the consolidated statements of operations.

Cost Method.  Investments in equity securities that do not have readily determinable fair values and are not accounted for under either the consolidation or the equity method of accounting are accounted for under the cost method of accounting.  Under this method, the Company’s investment is carried at its cost and its share of earnings or losses of these companies is not included in the Company’s consolidated statements of operations.  However, a series of operating losses or other factors may indicate that a decrease in value of the equity investments has occurred which is other than temporary.  These impairment losses, if incurred, would be included in other expense in the consolidated statements of operations.

Minority Share Ownership Purchase Arrangements and Restatement of 2006 Quarterly Information

During the fourth quarter of 2006, the Company reevaluated the accounting for and the financial statement presentation of new and pre-existing put and call option agreements entered into in connection with certain acquisitions.    As a result of the reevaluation, management concluded that an error was made in the initial accounting determinations related to these arrangements.  As a result, these errors were quantified and evaluated under Statement of Financial Accounting Standard (“SFAS”) 154, “Accounting Changes and Error Corrections”, Staff Accounting Bulletin (“SAB”) No. 99, “Materiality”, and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”.  The Company concluded that the cumulative effect of the error correction is immaterial for restatement of prior years.  The prior year adjustments related to this reevaluation have been recorded in 2006 and the 2006 quarterly information previously reported in Form 10-Q’s has been restated in Note 17.

The Company’s acquisition strategy when acquiring a target company is to initially acquire a majority ownership of the target company with the ultimate goal of acquiring the remaining minority ownership of the target company sometime afterward.  Concurrent with the initial acquisition, the Company typically enters into a series of put and call arrangements with the minority partner of the target company, which will eventually enable or require the Company to purchase the remaining ownership interest of the acquired target company.  The Company has used four types of minority ownership purchase arrangements to acquire the minority ownership of the target company including:  Minority Put Arrangements, Similar Exchange Contract Arrangements, Fixed Purchase Price Obligation Arrangements and Combination Exchange Contract Arrangements.  These arrangements are accounted for as follows.

Minority Put Arrangements — An arrangement which provides the minority partner the option to require the Company to purchase the shares from the minority partner (i.e. “Put”), generally based on a future multiple of trailing non-generally accepted accounting principles based (“non-GAAP”) earnings.  The Company accounts for these combined minority interest and put arrangements as mandatorily redeemable securities under Accounting Series Release 268 (“ASR 268”) and Emerging Issues Task Force (“EITF”) Abstract Topic No. D-98 (“D-98”), as redemption is outside of the control of the Company.  In this accounting model, to the extent the value of the minority Put option is greater than the minority interest reflected on its balance sheet (“traditional minority interest”), the Company increases the value of the minority interest and minority put arrangements (similar to the mezzanine classification in ASR 268) with an offset to additional paid in capital and a similar reduction to the numerator in the earnings per share available to common shareholders calculation.  The Company also reflects any decreases to the amount in the same manner, with the floor in all cases being the traditional minority interest balance. The Company values the Put option by using the most current period earnings (i.e. the latest calendar year’s baseline non-GAAP earnings amount as defined in the Put agreement). Also as part of a methodology election, the Company has chosen to adopt an accretion method as described in Paragraph 16a of D-98 which allows the Company to accrete changes in the redemption value over the period from the date of issuance to the Put’s exercise date.  As such, the Company has elected to only reflect a pro-rata portion of the change in liability based on the time elapsed in the Put instrument.  Annually, the Company revalues the Put and compares that value to the current traditional minority interest value and to the extent the Put value exceeds the traditional minority interest, that shortfall considered earned by the minority partner would be recognized as additional minority interest and minority put arrangements with an equivalent offset in additional paid in capital and a reduction in earnings available to common shareholders.  At the point in time when the Company settles the obligation (or the Put expires unexercised), the cumulative reduction taken through equity and corresponding reductions to earnings available to common shareholders are reversed and purchase accounting is applied.  A line item on the statement of operations titled, “Effect of Minority Put Arrangements” reflects this impact, which was $4,214 in fiscal 2006.  This impact is also discussed in Note 14.

Similar Exchange Contract Arrangements - An arrangement which provides the Company with the right to purchase the remaining shares of the target company (i.e. a “Call”) and provides the minority partner the right to require the Company to purchase its remaining ownership of the target company (i.e. a “Put”).  Generally, the terms of the Company’s Call and the minority partner’s Put, are based on the same multiple of trailing non-GAAP earnings and are both exercisable during the same periods in the future.  The Company has concluded that these Put and Call arrangements are not free standing derivatives (or embedded derivatives) as defined under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” or free standing instruments under SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” and has accounted for these arrangements under EITF Issue No. 00-4 (“EITF 00-4”) “Majority owner’s accounting for a transaction in the shares of a consolidated subsidiary and a derivative indexed to the minority interest in that subsidiary”.

In applying EITF 00-4, under the terms of the arrangement, at inception of the acquisition the Company is certain that the Put or Call will be exercised in the future and it will ultimately own 100% of the target subsidiary.  Either the Company or the Minority partner will have an economic incentive to exercise their respective Call or Put options.  In addition, the fixed formula results in a sufficient transfer of the risks and rewards of ownership. As a result, and regardless of the Company’s legal ownership of the subsidiary, the Company accounts for the subsidiary on a combined basis as if it owned 100% of the venture and applies purchase accounting at inception.  Under this accounting model, the Company treats the Similar Exchange Contract arrangements as a financing mechanism that enables the Company to own 100% of the target and thus accounts for the value of the combined arrangement as debt.  This has the effect of increasing the company’s assets as a result of the additional purchase accounting required at the date of acquisition with a corresponding increase to debt.

The Company values this debt by taking the present value of the calculated liability, using the same formula of non-GAAP earnings as described in the Similar Exchange Contract. Arrangements applied to current non-GAAP earnings.  In certain instances, use of the implied value not acquired by the Company is the inception date value of the Similar Exchange Contract arrangements, which is then discounted using the company’s incremental borrowing rate from the earliest exercise date of the Put to the acquisition date.  On an ongoing basis, interest expense is accreted quarterly and then at the end of the calendar year when the new non-GAAP value is determined (the Similar Exchange Contract arrangements are generally based on a multiple of annual non-GAAP earnings) the debt balance is increased (or decreased) with this impact generally taken as a fourth quarter interest charge or benefit.  At maturity, the value of the debt associated with the Similar Exchange Contract arrangements instrument will be equivalent to its redemption value, so when the instrument is settled it is treated as a retirement of debt and classified as a financing outflow in the cash flow statement.  As of December 31, 2006 the Company had recorded $7,467 of debt for these arrangements which is reflected on the balance sheet and in Note 8.

Fixed Purchase Price Arrangements — An arrangement which obligates the Company to acquire the remaining ownership of the target company sometime in the future at a price that is fixed at the acquisition date.  The Company accounts for the combined minority interest and fixed purchase price arrangements under EITF 00-4.  In applying EITF 00-4, since the Company has obligated itself to purchase the remaining shares of the target company at a point in the future, it accounts for the fixed purchase price as debt and employs purchase accounting at inception of the acquisition.  The Company values the debt by taking the present value of the obligation using the Company’s incremental borrowing rate at the time of the acquisition.  On an ongoing basis, interest expense is accreted quarterly until the maturity of the obligation.  As of December 31, 2006, the Company recorded $8,446 of debt for these arrangements which is reflected on the balance sheet and in Note 8.

Combination Exchange Contract Arrangements - An arrangement which provides the Company with the ability to gradually increase its ownership of the subsidiary based on a series of fixed price or formulaic calls (normally a multiple of non-GAAP earnings) exercisable at certain dates in the future.  After the Company reaches a stated ownership threshold, the minority partner then would have the right to require the Company to purchase the remaining shares owned by the minority partner (Put).  Prior to the Company acquiring a certain ownership percentage, the minority partner’s Put right is not exercisable.  Management does not account for these arrangements until it believes it is probable that it will exercise the final Call which would cause the minority partner’s Put option to become exercisable.  Once it is probable the Put would become exercisable, the Company would then begin accounting for the arrangement at that point.  Depending on the minority partner’s Put arrangement, the accounting would either follow the accounting model of the Similar Exchange Contract Arrangements or the Minority Put Arrangements.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Restricted Cash

Restricted cash consists of cash held in escrow due to a pending potential transaction in Mexico.

Investments in Marketable Securities

Available-for-sale securities are carried at fair value, with any unrealized gains and losses, net of tax, reported in other comprehensive income (loss).  The cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity.  Such amortization is included in interest income.  Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest income.  The cost of securities sold is based on the specific identification method.  Interest and dividends on securities classified as available-for-sale are included in interest income.

Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts and notes receivable, available-for-sale investments, accounts payable, amounts owed to shareholders of acquired companies, and short and long-term debt.  The fair value of these financial instruments approximates their carrying amounts reported in the consolidated balance sheets.  The Company also enters into certain minority share ownership purchase arrangements as discussed in this Note and in Note 11.

Accounts and Notes Receivable

The Company routinely makes estimates of the collectibility of its accounts and notes receivable.  The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its students and other parties to make required payments.  The Company estimates the amount of the required allowance by reviewing the status of past-due receivables and analyzing historical bad debt trends.  Interest income is recognized using the effective interest method. Long-term student receivables are recorded at the present value of the note receivable balance using the appropriate discount rate. Amounts are accreted through interest income to their full value over the life of the note receivable.

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

Property and Equipment

Property and equipment is stated at cost.  Included in property and equipment are the direct costs of developing or obtaining software for internal use.  Repairs and maintenance costs are expensed as incurred.  Assets under construction are reflected in construction-in-progress until they are ready for their intended use.  Interest is capitalized as a component of cost on major projects during the construction period.

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

Buildings	20-50 years
Furniture, computer equipment and software	3-15 years
Leasehold improvements	4-20 years

The Company conducts a significant portion of its operations at leased facilities and recognizes rent expense on a straight-line basis over the terms of the leases.  Before entering into a lease, an analysis is performed to determine whether a lease should be classified as a capital or an operating lease.

Goodwill and Other Intangible Assets

Goodwill consists of the cost in excess of fair value of the identifiable net assets of entities acquired in purchase business combinations.  Other intangibles include student rosters, accreditation, tradenames, non-competition agreements and curriculum acquired in purchase business combinations. The Company uses the income approach to establish accreditation, tradename and student roster asset fair values.  Accreditations and tradenames are valued by the “relief from royalty” method, estimating the amount of royalty income that would be generated if the assets were licensed in an arms length transaction to a third party. The Company uses the discounted cash flow method to establish acquired student roster asset values.  The resulting asset value reflects the present value of the projected earnings generated by the student roster.  The cost of intangible assets with determinable useful lives is amortized over estimated useful lives ranging from 2 to 7 years.  Goodwill and indefinite-lived intangibles are evaluated annually for impairment and on an interim basis if events or changes in circumstances between annual tests indicate that the asset might be impaired.

Goodwill is potentially impaired when the carrying amount of a reporting unit’s goodwill exceeds its implied fair value, as determined under a two-step approach.  The first step is to determine the estimated fair value of each reporting unit with goodwill.  The reporting units of the Company for purposes of the impairment test are those operating components for which discrete financial information is available and for which operating results are regularly reviewed by segment management.  Components are combined when determining reporting units if they have similar economic characteristics. Generally, each region in which the Company operates is a reporting unit for purposes of the impairment tests.

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

The impairment test for indefinite-lived assets, consisting of accreditation and tradenames, generally requires a new determination of the fair value of the intangible asset.  If the fair value of the intangible asset is less than its carrying value, an impairment loss is recognized for an amount equal to the difference. The intangible asset is then carried at its new fair value.

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

Assets held for sale are reported at the lower of carrying value or fair value, less estimated costs of disposal.

Accounting Change — Revenue Recognition

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

The Company has applied this change retrospectively to all prior period financial statements presented in accordance with SFAS No. 154, “Accounting Changes and Error Corrections,” (“FAS 154”) including retrospective application to all reporting periods presented.  There was no material impact on the previously issued annual results of the Company as a result of this change as summarized below.

All other revenue is recognized as earned over the appropriate service period. Dormitory revenues are recognized over the occupancy period.  Revenue from the sale of educational products is generally recognized when shipped and collectibility is reasonably assured.

The following amounts represent the increases (decreases) to each financial statement line affected by the Company’s preferential change in revenue recognition for the consolidated balance sheet as of December 31, 2005 and the statements of operations for the years ended December 31, 2005 and 2004.

December 31, 2005
Balance Sheet
Goodwill	$100
Total assets	$100

Deferred revenue	$656
Total liabilities	656

Minority interest	(325)

Retained earnings	181
Accumulated other comprehensive income	(412)
Total stockholders’ equity	(231)

Total liabilities and stockholders’ equity	$100

	Year-ended	Year-ended
	December 31, 2005	December 31, 2004
Statements of Operations
Revenues	$448	$(2,110)

Operating income	448	(2,110)
Income from continuing operations before income taxes, minority interest and equity in net (loss) in income of affiliates	448	(2,110)

Minority interest in income of consolidated subsidiaries, net of tax	166	682

Income from continuing operations	614	(1,428)
Net income	$614	$(1,428)

Earnings per share, basic:
Income from continuing operations	$0.01	$(0.03)
Net income	$0.01	$(0.03)

Earnings per share, diluted:
Income from continuing operations	$0.01	$(0.03)
Net income	$0.01	$(0.03)

Direct Costs

Direct costs represent divisional costs of operations, including selling and administrative expenses that are directly attributable to specific operating units.

Advertising

The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2006, 2005 and 2004 was $66,416, $59,861, and $53,701, respectively.  Of these amounts, $0, $1,005, and $4,699 were included as a component of discontinued operations in 2006, 2005 and 2004, respectively.

Equity-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, equity-based compensation expense for the year-ended December 31, 2006 includes compensation expense for all equity-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Equity-based compensation expense for all equity-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.  The Company recognizes these compensation costs on a straight-line basis over the requisite service period, which is generally the vesting period of the award.  SFAS 123R clarifies and expands the guidance in SFAS 123 in several areas, including measuring fair value and attributing compensation cost to reporting periods.  Changes to SFAS 123 fair value measurement and service period provisions prescribed by SFAS 123R include a requirement to estimate forfeitures of share-based awards at the date of grant, rather than recognizing forfeitures as incurred as permitted by SFAS 123.  The Company estimates the forfeiture rate based on historical experience.

The Company uses the Black-Scholes-Merton method to calculate the fair value of stock options.  The use of option valuation models requires the input of highly subjective assumptions, including the expected stock price volatility and the expected term of the option.  In March 2005, the Securities and Exchange Commission (“SEC”) issued SAB No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies.  For options issued subsequent to January 1, 2006, the Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.  Under SAB 107, the Company has estimated the expected term of granted options to be the weighted average mid-point between the vesting date and the end of the contractual term.  The Company estimates the volatility rate based on historical closing stock prices.

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

The Company has awarded restricted stock and unit awards in which the vesting is based on Company performance metrics. The Company uses its financial operations and forecasts to estimate the restricted stock and unit vesting based on the award performance criteria.  The Company’s compensation expense recognized related to these restricted stock and unit awards is affected by the estimates made on their vesting potential.

Foreign Currency Translation

The financial statements of foreign subsidiaries with a functional currency other than the U.S. dollar have been translated into U.S. dollars using the current rate method.  Assets and liabilities have been translated using the exchange rates at year-end.  Income and expense amounts have been translated using the average exchange rates during the year.  Translation gains or losses resulting from the changes in exchange rates have been reported as a component of accumulated other comprehensive income (loss) included in the consolidated statements of stockholders’ equity.

Other Comprehensive Income

The Company displays changes to the accumulated balance of other comprehensive income (loss) in the consolidated statements of stockholders’ equity.  The components were as follows at December 31:

	2006	2005
Foreign currency translation adjustment	$56,834	$38,510
Unrealized loss on available-for-sale securities, net of tax	(66)	(57)
Impact of adoption of FAS 158	(2,272)	—
Accumulated other comprehensive income	$54,496	$38,453

Because deferred taxes are not provided for the unremitted earnings of foreign subsidiaries, deferred taxes are not provided for translation adjustments.

Income Taxes

The Company accounts for income taxes using the liability method pursuant to SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”).  Under the liability method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities (i.e., temporary differences) and are measured at enacted tax rates that will be in effect when these differences are settled or realized.

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

Impact of Recently Issued Accounting Standards

On July 13, 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes”.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company will adopt FIN 48 effective January 1, 2007.  The cumulative effect of adopting

FIN 48 will be recorded as an adjustment to beginning retained earnings in the first quarter of 2007.  The Company has not yet completed its evaluation of the effect of FIN 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 is effective in fiscal years beginning after November 15, 2007.  The Company will adopt SFAS 157 on January 1, 2008.  The Company does not expect the adoption of this standard to have a material effect on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132 (R),” (“SFAS 158”).  SFAS 158 requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans.  SFAS 158 requires prospective application, and the recognition and disclosure requirements are effective for the Company’s fiscal year ending December 31, 2006.  In addition, SFAS 158 requires companies to measure plan assets and obligations at their year-end balance sheet date.  This requirement is effective for the Company’s fiscal year ending December 31, 2008.  The Company adopted the prospective application and recognition requirements with no material impact to the financial statements as of December 31, 2006.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”). SAB 108 addresses how the effects of prior year uncorrected financial misstatements should be considered in current year financial statements.  SAB 108 requires registrants to quantify misstatements using both balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relative quantitative and qualitative factors. SAB 108 does not change the SEC staff’s previous guidance in SAB 99, “Materiality,” on evaluating the materiality of misstatements.  Additionally, SAB 108 addresses the mechanics of correcting misstatements that include the effects from prior years.  SAB 108 allows registrants to apply the new guidance the first time it identifies material errors in existence at the beginning of the first fiscal year ending after November 15, 2006 by correcting these errors through a one time cumulative effect adjustment to beginning retained earnings.  The adoption of this standard had no effect on the Company’s financial position or results of operations.

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

At the Company’s annual shareholder meeting on June 28, 2006, approval of an amendment to the 2005 Plan was obtained to increase the number of shares reserved under the 2005 Plan by 4,000 shares, with no more than 1,000 shares of that increase being granted in the form of non-options (referred to as “2005 Plan Amendment No. 1”).  Approval of the 2005 Plan Amendment No. 1, increased available shares from 1,250 issuable shares to 5,250 issuable shares, of which no more than a total of 1,313 shares can be granted in the form of restricted shares or units.

Stock option awards under plans approved prior to the 2005 Plan are subject to time-based vesting generally over five years with a contractual term of ten years.   Stock option awards under the 2005 Plan are subject to time-based vesting generally over four years with a contractual term of seven years; the first year vests generally on the first anniversary date and the remaining three years generally vest quarterly. Stock options granted to non-employee directors generally vested immediately prior to January 1, 2006.  Subsequent to January 1, 2006, options granted to non-employee directors generally vest monthly over a one year period.  Restricted stock and restricted stock unit (“RSU”) awards granted prior to December 2005 are subject to time-based vesting generally over five years.  Restricted stock and RSU awards granted subsequent to December 2005 are generally performance-based and are commonly eligible for vesting over four years.

Stock Options

The following table summarizes the stock option activity of the Company for the years ended December 31:

	2006			2005		2004
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at the beginning of the year	6,188	$19.45		6,643	$15.06	7,992	$14.80
Granted	527	$48.86		945	$45.91	414	$24.43
Exercised	(1,530)	$13.73		(1,042)	$15.99	(1,658)	$16.13
Forfeited	(16)	$36.24		(358)	$18.78	(105)	$15.79
Outstanding at end of year	5,169	$24.16	$138,859	6,188	$19.45	6,643	$15.06
Exercisable at end of year	3,856	$17.56	$128,811	4,881	$14.30	5,457	$14.33
Vested and expected to vest at December 31, 2006	5,112	$24.16	$137,168

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Life (Years)	Number of Shares	Weighted Average Exercise Prices
$3.33-$6.77	1,568	$3.55	3.0	1,568	$3.55
$6.78-$13.45	96	$12.67	3.2	96	$12.67
$13.55-$20.02	578	$17.74	5.5	438	$17.86
$20.03-$35.55	1,395	$25.93	1.6	1,374	$25.94
$35.56-$54.00	1,532	$46.73	6.3	380	$45.97
	5,169			3,856

The weighted average remaining contractual term of options outstanding is 3.8 years.  The weighted average contractual term of exercisable options outstanding is 3.0 years.  The total intrinsic value, measured as the pre-tax difference between the exercise price and the market price on the date of exercise, of all options exercised during the period was $58,681.

The weighted average estimated fair value of stock options granted for the year ended December 31, 2006 was $16.02.  The total compensation expense related to stock options was $6,497, net of the impact of estimated forfeitures, for the year ended December 31, 2006.

As of December 31, 2006, $18,006 of total unrecognized equity-based compensation cost related to stock options is expected to be recognized over a weighted average period of 2.5 years.

Nonvested Restricted Stock and RSUs

The following table summarizes the nonvested restricted stock and RSU activity of the Company for the year ended December 31:

	2006		2005		2004
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	610	$38.95	372	$24.96	235	$17.77
Granted	70	$46.55	324	$51.06	191	$31.78
Lapsed	(74)	$26.57	(59)	$19.58	(54)	$17.74
Forfeited	—	—	(27)	$33.56	—	—
Nonvested at end of year	606	$41.33	610	$38.95	372	$24.96

Of the nonvested restricted stock and RSU awards above, 279 shares with a weighted-average grant date fair value of $51.49 per share, are subject solely to performance-based conditions.  The restrictions on the awards are eligible for lapse annually on the anniversary date of the award over a four year period.  A fixed percentage of shares are eligible for vesting each year, with the potential to fully vest in subsequent years if performance warrants.  No shares will vest if required performance levels are not achieved during the four-year period and the applicable one-year catch up period.  The compensation expense associated with these awards is evaluated on a quarterly basis for progress toward achievement of pre-determined performance targets. The compensation expense is recognized when it is probable that the performance levels will be met.

As of December 31, 2006, there was $13,944 of unrecognized equity-based compensation expense related to nonvested restricted stock and RSU awards.  The cost is expected to be recognized over a weighted-average period of 2.7 years, assuming that all performance conditions are met.

The fair value of the nonvested restricted stock and RSU awards is measured using the closing price of the Company’s stock on the date of grant.  The total compensation expense related to restricted stock and RSU awards was $7,930, $3,507 and $2,771 for the years ended December 31, 2006, 2005 and 2004, respectively.

For the years ended December 30, 2006, 2005 and 2004, total equity-based compensation expense was allocated as follows:

	2006	2005	2004
Direct costs	$8,070	$1,257	$2,839
General and administrative expenses	7,016	3,331	2,879
Equity-based compensation expense before income taxes	15,086	4,588	5,718
Income tax benefit	(4,926)	(1,201)	(1,037)
Total equity-based compensation expense after income taxes	$10,160	$3,387	$4,681

Prior to January 1, 2006, the Company provided pro forma disclosure amounts in accordance with SFAS 123, as if the fair value method defined by SFAS 123 had been applied to its equity-based compensation.

The following average assumptions were used in calculating pro forma equity-based compensation expense for the years ended December 31, 2005 and 2004 and recorded equity-based compensation for the year ended December 31, 2006:

	2006	2005	2004
Average risk-free interest rate	4.7%	4.0%	3.3%
Expected dividend yield	0.0%	0.0%	0.0%
Expected lives	3.5-6 years	2.5-6.5 years	4-6 years
Average expected volatility	28.1%	29.8%	46.0%

The pro forma table below reflects net income and basic and diluted net earnings per share for the years ended December 31, 2005 and 2004 had the Company applied the fair value recognition provisions of SFAS 123:

	Year ended December 31, 2005	Year ended December 31, 2004
Net income, as reported (as restated — Note 2)	$75,797	$61,582
Equity-based employee compensation expense included in net income, as reported, net of tax	3,387	4,681
Equity-based employee compensation expense as if the fair value method had been applied, net of tax	(5,087)	(5,215)
Pro forma net income	$74,097	$61,048

Earnings per share:
Basic — as reported	$1.53	$1.33
Basic — pro forma	$1.49	$1.32
Diluted — as reported	$1.46	$1.26
Diluted — pro forma	$1.42	$1.25

Pro forma compensation expense recognized under SFAS 123 does not consider estimated forfeitures.  The terms and nature of the 2006 equity-based compensation awards create computational differences between the pro forma compensation presented above and the equity compensation recognized in 2006 that render the calculations incomparable.

As a result of adopting SFAS 123R, for the year ended December 31, 2006, income from continuing operations before income taxes, minority interest and equity in net (loss) income of affiliates and net income was $6,497 and $5,413 lower, respectively, than if the Company had continued to account for equity-based compensation under APB 25. The impact on basic and diluted earnings per share from continuing operations using the Company’s effective tax rate for the year ended December 31, 2006 was $0.11 per share and $0.10 per share, respectively. In addition, prior to the adoption of SFAS 123R, the Company presented the tax benefit of stock option exercises as operating cash flows.  Upon the adoption of SFAS 123R, tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows.  Under SFAS 123R, these excess tax benefits are not recognized until the tax deductions result in a reduction of tax liability instead of creating or increasing net operating losses.  As a result, there was no excess tax benefit recorded for the year-ended December 31, 2006.

Shares Reserved For Future Issuance

As of December 31, 2006, the Company has reserved 8,889 shares of common stock for future issuance upon the exercise of all outstanding stock options and options available for grant under the 2005 plan.

Replenishment Plan Implementation Change

During 2004, certain current and former employees were inadvertently permitted to exercise 203 stock options on a net share basis, whereby shares equal in value to the option strike price and the employee’s minimum tax withholding obligation were withheld by the Company (also known as a “cashless exercise”).  Under APB 25, the use of “in the money” options to cover the strike price resulted in a new measurement date and, as a result, in 2004 the Company recognized $1,049 of additional compensation expense in continuing operations and $1,436 of additional compensation in discontinued operations for the difference between the exercise price and the market value of the shares on date of exercise.  When the situation was discovered by management, the Company discontinued this practice.

Stock Option Modification

In periods prior to 2003, certain members of executive management and employees of the Company were granted options to acquire common stock of the subsidiary serving as the holding company for the campus-based segments.  Due to the restructuring of the Company’s operations, on April 1, 2003 the Company negotiated an agreement with employees holding stock options to acquire common stock of the subsidiary that provided for the exchange of these stock options for stock options to acquire common stock of the Company.  The result of the exchange of options did not increase the aggregate intrinsic value of the options or reduce the ratio of the exercise price per share of the options to the per share fair value of common stock on the date of exchange, as determined by independent members of the Board of Directors advised by independent valuation experts.  The exchange was accounted for as a modification of granted stock options that established a new measurement date for the purpose of determining stock compensation expense.  The Company recorded non-cash compensation expense related to this event of $39, $158, and $1,898 in the years ended December 31, 2006, 2005, and 2004, respectively.

In 2006 and 2005, the Company modified certain equity grants to members of executive management.  The Company appropriately recorded $619 and $923 for the years ended December 31, 2006 and 2005, respectively, as noncash compensation expense related to these modifications.

Note 4—Discontinued Operations

During the third quarter of 2006, the Company sold the operations of Institut Francais de Gestion Langues (“IFG Langues”), a non-strategic part of Institut Francais de Gestion (“IFG”).  Also, during the first quarter of 2005, the Company closed the sale of its Wall Street Institute (“WSI”) business.  During 2004, the Company terminated its program in India and sold its remaining K-12 educational services businesses. The operations and cash flows of the business components comprising the IFG Langues, WSI, India, and K-12 educational services were eliminated from ongoing operations as a result of the sale or abandonment and the Company does not have any significant continuing involvement in the operations after the disposal transactions.  Therefore, these operations are classified as discontinued operations for all periods.

WSI Business

On December 31, 2004, the Company and WSI Education S.a.r.l. executed an agreement that provided for the sale of substantially all of the Company’s WSI business units and investments.  At that time, the purchase price was estimated to be $40,000 based on eight times the projected 2004 earnings before interest, taxes, depreciation, and amortization (“EBITDA”) of $5,000.  At closing, the consideration for the sale of the shares comprising the WSI business unit consisted of the following:

•                  Cash of $15,000;

•                  A $15,000 USD equivalent subordinated note, denominated in Euros, bearing interest at 12.5%; and

•                  An estimated $10,000 other receivables payable in cash.

Subsequent to the closing date of February 28, 2005, the final base purchase price was determined to be $40,000 as estimated in December 2004. The Company received a payment in cash for the $10,000 of other receivables in the third quarter of 2005.  The Company is entitled to additional consideration if the operating results of WSI exceed specified levels of earnings in 2005 and 2006, up to a maximum of $11,500.  As of December 31, 2006, no additional consideration has been recognized by the Company related to the 2005 or 2006 earnout years.

In addition, in 2005 the Company agreed to continue to finance the $15,000 subordinated note received at closing with a senior promissory note bearing market interest of LIBOR plus 625 basis points with a step-up provision of 50 basis points per annum. The note matures in July 2010.  Additionally, the Company received a payment during the third quarter of 2005 of $2,000 in recognition of net working capital conveyed at closing.

During the fourth quarter of 2004, the Company recorded an estimated loss on disposal of WSI of $13,389, which included income tax expense of $3,202.  The loss reflected the change in the net realizable value of the net assets of the WSI business (including changes in the carrying value of the net assets resulting from foreign currency fluctuations) adjusted for estimated costs to close the WSI sale and accrued expenses related to indemnifications specified in the agreement.

During 2005, the Company recorded a loss on disposal of $11,064, which included income tax expense of $9,891. This additional income tax expense was due to a reversal of a deferred tax asset as well as a change in the Company’s estimate of the tax liabilities incurred in connection with this transaction.

During 2006, the Company recorded a net gain of $261, including a tax benefit of $576, related to the settlement of franchisee lawsuits related to the WSI business.  Also during 2006, the Company recorded a net tax adjustment of $1,057 due to the re-assessment of income tax accruals and a beneficial tax return adjustment related to the discontinued operations of the WSI business. All of the above adjustments have been recorded in loss on disposal of discontinued operations on the consolidated statement of operations.

During 2006 and 2005, WSI Education S.a.r.l. received preliminary field audit reports assessing Italian value added taxes (“VAT”) owed related to services provided by the WSI business unit in 2004 and 2003 and prior to its disposition.  Under the terms of the sale agreement with WSI, the Company agreed to indemnify WSI from obligations that may arise as a result of an Italian VAT assessment related to periods prior to the closing of the sale of the WSI business unit on February 28, 2005. However, the Company is entitled to the value of the tax benefit of any indemnification.  In the first quarter of 2005, the Company issued a $12,000 standby letter of credit in favor of WSI Education S.a.r.l for a tax indemnification related to the sale of WSI.  The Company has filed, on behalf of WSI Education S.a.r.l., an appeal with the Italian authorities and a complaint against the Italian Republic at the European Union Commission for restraint of trade based on the VAT exemption only being available to Italian owned companies.  In the third quarter of 2006, the Company received notification that the Italian Court denied the stay of payment request, which sought to defer payment of the tax and interest portion of the obligation that is normally required to commence court proceedings.  As a result, the Company deposited approximately $3,000 with the Italian tax authority, representing approximately 50% of the 2003 and prior total tax and interest assessed to date.  The next hearing is scheduled to be in March 2007.  The Company continues to believe that a loss from this matter is not probable, nor is it possible to estimate the ultimate outcome of this issue.  In order to commence court proceedings, no expense for any potential adverse outcome of this matter has been recorded in the consolidated financial statements.  The Company intends to vigorously pursue these cases.

Other

In July 2006, the Company sold IFG Langues, a non-strategic part of IFG, to an unrelated third party.  Under the agreement, the buyer purchased all assets and assumed substantially all third party liabilities of the business.  As a result of the sale, the Company recorded a loss of $2,274, representing the difference between the carrying value of the net assets held for sale and the net realizable value.

During 2006, the Company adjusted the gain on a 2000 business sale by recording a loss of $983, net of $655 in taxes. The adjustment resulted from the settlement of the use of deferred tax assets relating to the purchase in years subsequent to the sale.  In 2006, the Company also recorded a reversal of a tax reserve relating to this sale of $2,800.

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

Summarized Financial Information of Discontinued Operations

Summarized operating results from the discontinued operations included in the Company’s consolidated statement of operations were as follows for the year ended December 31:

	WSI			Other
	2006	2005	2004	2006	2005	2004
Revenues	$—	$12,310	$68,765	$4,207	$11,742	$1,088
Pre-tax (loss) income from discontinued operations	$(58)	$383	$(1,821)	$(1,433)	$(409)	$(4,445)

Net assets of discontinued operations included in other assets in the balance sheet at December 31 2005, are as follows:

Current assets	$2,192
Property and equipment, net	386
Goodwill	165
Other assets	163
Total net assets of discontinued operations	$2,906

The consolidated balance sheet at December 31, 2005 classifies the assets and liabilities of the other disposal group based on the probable timing of receipt of sales proceeds.

Note 5—Acquisitions

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

2006 Acquisitions

Chilean Operations

On August 16, 2006, the Company entered into a binding agreement to purchase the remaining 20% of the share capital of Desarrollo del Conocimiento S.A. (“Decon”) and Desarrollo de la Educacion Superior S.A. (“Desup”) that was not previously owned by the Company, in order to increase the Company’s ownership to 100%. Decon and Desup control the Company’s Chilean businesses, including a subsidiary in Ecuador.  The purchase price of $153,034, including cash transaction costs of $1,115 and other non-cash consideration of $10,277, was paid on September 12, 2006. In addition to the final 20% share capital in Decon and Desup, this amount includes the remaining balances payable by the Company as contingent earnouts with respect to the Company’s previous purchases of the initial 80% of the share capital of Decon. Following the closing, the Company had no further monetary obligations with respect to the purchase of the capital stock of Decon and Desup except for the amounts disclosed in Note 9.  The Company began 100% consolidation of the Decon businesses effective September 12, 2006.  See Note 2 regarding the accounting for the Desup minority interest acquisition as the original purchase included a Similar Exchange Contract Arrangement.

Mexican Operations

On December 22, 2006 the Company entered into a binding agreement to purchase an additional 10% interest in UVM.  The purchase price of $51,467, including transaction costs of $88, was paid on December 22, 2006.  This acquisition within the Latin America segment was to provide additional interest in the UVM entity.

Other 2006 Acquisitions

In 2006, the Company acquired the following entities for a total cost of $24,183, which was paid primarily in cash:

•                  A 50% interest in CH Holdings Netherlands BV — Goodwill of $19,983 was recognized in connection with the acquisition of an interest in a joint venture which is assigned to the Campus Based - Europe segment.  This acquisition was made to provide educational services to higher education institutions in the Campus Based - Europe segment.

•                  IEDE — Goodwill of $2,508 was recognized in connection with the acquisition and assigned to the Latin America segment.  This acquisition was made to enable the Company to provide additional post secondary services in Chile.

•                  CSE — Goodwill of $1,711 was recognized in connection with this acquisition and assigned to the European segment.  This acquisition was made to add architectural curriculum to UEM’s existing body of courses.

For 2006, none of the goodwill related to these acquisitions is expected to be deductible for income tax purposes.

The following table summarizes the estimated fair values of all assets acquired and liabilities assumed at the date of acquisition:

	Chile	Mexico	All other

Current assets	$—	$—	$3,003
Property and equipment	—	2,575	431
Other intangible assets	25,764	—	—
Goodwill	97,831	25,466	24,202
Other long-term assets	—	—	350
Total assets acquired	123,595	28,041	27,986

Current liabilities	—	(88)	2,958
Minority interest	(29,439)	(23,338)	845
Total liabilities	(29,439)	(23,426)	3,803
Net assets acquired	$153,034	$51,467	$24,183

The preliminary allocation of the purchase price of the above listed acquisitions is subject to revision based on the final determination of fair values, including the determination of the values assigned to the specifically-identifiable intangible assets acquired for certain of these acquisitions.

Pro Forma results are not material for 2006 and therefore have not been presented.

Restricted Cash

The Company has $33,602 in restricted cash, deposited into an escrow account for a pending potential transaction in Mexico.

Minority Share Ownership Arrangements

On December 22, 2006, the Company acquired an additional 10% interest in UVM in Mexico.  This brings the Company’s total ownership interest in UVM to 90%.  As a result of the step acquisition, there are two Minority Put Arrangements held by the minority owners for the remaining 10%. The first put option period covers the time after which the minority owners receive the December 31, 2006 audited financial statements of UVM through 30 days after the minority owners receive the December 31, 2011 audited financials of UVM.  During this period, the minority owners may exercise the first put option one time for each calendar year with the minimum number of shares transferred to the Company on each occasion equal to 25% of the shares held by the minority shareholder.  After the expiration of the first put option period and only during the calendar year ending December 31, 2012, the minority owners are entitled to sell, transfer, assign and deliver all remaining shares to the Company. The Company has accounted for this Minority Put Arrangement as described in Note 2.

On November 8, 2006, the Company acquired a 50% interest in CH Holdings Netherlands BV (“CH Holdings”), a joint venture which is assigned to the European segment.  A shareholder’s agreement with the sellers provides the Company with three additional call options that enable the Company to increase its ownership interest in CH Holdings to 100%.  The first call option allows for an increase in the Company’s ownership in the CH Holdings to 58.75%.  The first call option requires a payment of $10,200 plus an amount equal to CH Holdings’ total cash minus its total long-term debt multiplied by the sellers ownership percentage by October 30, 2008.  The second option allows for an increase in the Company’s ownership to 80% for an additional $10,200 plus an amount equal to CH Holdings’ total cash minus its total long term debt multiplied by the sellers’ ownership percentage.  There is also a put option and a call option for the final 20% ownership of CH Holdings, which would be calculated at 6 times prior fiscal year’s EBITDA plus the CH Holdings’s cash minus long term debt multiplied by the sellers’ ownership percentage, subject to a minimum payment of $20,000 applicable to the call option only, plus CH Holdings’ cash minus long term debt multiplied by the sellers percentage, that can be exercised prior to November 1, 2018 following the Company’s 80% purchase.  If none of the call options are exercised by October 30, 2008, the sellers are entitled to a one-time dividend preference of $6,000 in addition to the pro rata dividends distributed to all shareholders of CH Holdings.  CH Holdings will pay the portion of the dividend that the Company is entitled to receive to the sellers until their $6,000 is reached. This arrangement is considered to be a Combination Exchange Contract Arrangement as described in Note 2.

2005 Acquisitions

UAM

Effective on November 28, 2005, the Company acquired a 51% ownership of ISCP — Sociedade Educacional S.A., a private for profit company which owns and manages Universidade Anhembi Morumbi, collectively (“UAM”).  The purchase price of $71,413, including transaction costs, was paid by cash of $56,917 and a $14,496 note payable (denominated in local currency) due in three annual installments, on each of the first three anniversary dates of the acquisition.  The Company allocated the purchase price to acquired identifiable tangible and intangible assets and liabilities assumed based on estimated fair values at the date of acquisition, with the excess of  $46,462 recorded as goodwill as a part of the Campus Based — Latin America segment. The purchase price was finalized in 2006 with no significant adjustments. UAM was purchased to obtain a platform to provide educational services to the largest post secondary educational market in South America.

Other 2005 Acquisitions

In 2005, the Company acquired the following entities for a total cost of $32,875, which was paid through a combination of cash and notes payable to the sellers:

•                  A 45% interest in Cyprus College - Goodwill of $6,226 was recognized in connection with the acquisition and assigned to the Campus Based - Europe segment. This acquisition expands the Europe segment.

•                  UNITEC - Goodwill of $1,227 was recognized in connection with the acquisition and assigned to the Campus-Based — Latin America segment. This acquisition expands the Company’s presence into Honduras in Central America.

•                  UNO — Goodwill of $2,593 was recognized in connection with the acquisition and assigned to the Campus-Based-Latin America segment. This acquisition shows the continued growth opportunities in Mexico.

For 2005, none of the goodwill related to these acquisitions is expected to be deductible for income tax purposes.

The following table summarizes the estimated fair values of all assets acquired and liabilities assumed at the date of acquisition:

	UAM	All other
Current assets	$20,804	$7,353
Property and equipment	8,353	23,844
Tradenames and accreditations	26,973	13,045
Other intangible assets	355	471
Goodwill	46,462	10,046
Other long-term assets	1,697	72
Total assets acquired	104,644	54,831

Current liabilities	18,783	9,456
Long-term debt	—	6,835
Other long-term liabilities	8,379	3,285
Minority interest	6,069	2,380
Total liabilities	33,231	21,956
Net assets acquired	$71,413	$32,875

Pro forma results are not material for 2005 and therefore have not been presented.

Minority Share Ownership Arrangements

As described above, effective on November 28, 2005 the Company acquired a 51% interest in UAM. Included in the purchase agreement are Put and Call provisions that are accounted for as Minority Put Arrangements as further described in Note 2 and Note 11.

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

•                  An 80% interest in UPC - Goodwill of $390 was recognized in connection with the acquisition and assigned to the Latin America segment. This acquisition was made to increase the Company’s post secondary presence in Latin America.

•                  ULACIT - Goodwill of $581 was recognized in connection with the acquisition and assigned to the Latin America segment. This acquisition was made to increase the Company’s presence in Central America.

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

The following unaudited consolidated pro forma results of operations of the Company give effect to the 2004 acquisitions, assuming that they occurred on January 1, 2004.

2004
Revenues	$702,389
Income from continuing operations before cumulative effectof change in accounting principle	$88,584
Net income	$68,937
Earnings per common share, diluted:
Income from continuing operations before cumulativeeffect of change in accounting principle	$1.75
Net Income	$1.36

Supplemental Cash Flow Information Related to Acquired Businesses

The following is a summary of changes to assets (other than cash), liabilities, and stockholders’ equity as a result of the acquisitions described above:

	Year ended December 31,
	2006	2005	2004
Working capital, other than cash	$(547)	$(3,724)	$(36,881)
Property and equipment	3,006	32,197	42,818
Goodwill	147,499	56,508	117,774
Other intangible assets	25,764	40,844	96,813
Other long-term assets	350	1,769	(2,450)
Long-term debt	—	(6,835)	(17,045)
Due to shareholders of acquired companies	—	(30,865)	(23,232)
Other liabilities	—	(11,664)	(35,865)
Minority interest	51,932	(8,449)	32,301
Net assets acquired, other than cash	228,004	69,781	174,233
Non-cash consideration, net of tax	(10,277)	—	(97,984)
Cash purchase price, net of cash received	217,727	69,781	76,249
Direct costs of acquisition paid in subsequent year	—	—	(487)
Payments on due to shareholders of acquired companies	21,085	25,832	4,303
Cash purchase price per statement of cash flows	$238,812	$95,613	$80,065

Note 6 — Notes Receivable (Long-term)

Notes receivable (long-term) consists of the following amounts at December 31:

	2006	2005
Trade notes receivable (long-term), net of allowance of $11,761 and $9,328 at December 31, 2006 and 2005, respectively	$42,702	$34,762
Notes receivable (long-term):
Kendall College	33,031	25,395
WSI Education S.a.r.l. (See Note 4)	14,994	13,448
Other	6,231	10,208
	$96,958	$83,813

The gross increase in long-term trade notes receivable of $10,373 is due to the primary enrollment at the Chilean universities. Tuition revenues are generally billable and the full amount of notes receivable and related deferred revenue are recorded when a note agreement is signed by the student.

The Company has implemented pilot tuition financing programs at its Chilean universities in order to establish a lending and collections history in this market and attract third party lenders.  At December 31, 2006 and 2005, respectively, the Company has long-term tuition finance receivables of $39,053 and $32,554, net of allowance of $11,691 and $9,328, respectively, which are included in trade notes receivable above.  Interest income under these programs for the years ended December 31, 2006 and 2005 was $4,957 and $2,449, respectively.  The repayment terms on the tuition financing programs vary and range from three to eight years.

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

The purchase option gives the Company the right to purchase substantially all of Kendall’s assets, including the campus,  for a purchase price of the aggregate principal amount and accrued interest outstanding under the subordinated notes payable agreements plus assumption of the aggregate principal amount of the mortgages on Kendall’s Riverworks campus and specific other liabilities. The original arrangement, as amended, grants the Company the right to exercise the purchase option through September 1, 2007.  The Company is in the process of negotiating the arrangement to extend the purchase option through March 31, 2008.

The subordinated note agreements consist of multiple promissory notes that accrue interest at 8% and are due upon the exercise of the option by applying the balance due to the purchase price on the date the option is exercised.  If the option is not exercised, the balance of some of the promissory notes will be applied against payments due under a lease agreement for part of the Riverworks Campus by the Company, and the remaining note balances will be due in 36 equal monthly installments beginning March 31, 2008.  The subordinated note agreements are secured by a second lien on the property.

In the event that the Company does not exercise the option agreement, the Company will enter into a lease agreement with Kendall beginning September 1, 2007 to lease space in the Riverworks campus, allowing the Company to offer post-secondary educational programs including its hospitality program.  Upon successful negotiation of the arrangement as discussed above, the inception date of the lease agreement will be also extended to March 31, 2008 if the Company does not exercise the option agreement.  The lease commitment specifies a term of 36 months and annual rent of $1,275.

The program educational licensing agreement allows Kendall the right to use certain intellectual property of Les Roches Swiss Hotel Association Hotel Management School (“Les Roches”) for purposes of offering a hospitality management degree for a two year period beginning July 22, 2004 in exchange for a royalty based on a fixed percentage of the collected hospitality management net program tuition fees.  The agreement was extended for an additional 2 years after the initial termination date.

Kendall also offers an undergraduate degree in early childhood education in partnership with Canter. This program agreement is effective until December 31, 2008.  As of December 31, 2006 there were 274 students in this program.

Note 7— Goodwill and Other Intangible Assets

The changes in the net carrying amount of goodwill for the years ended December 31, 2006 and 2005 by reportable business segment are follows:

	Balance at December 31, 2005 (as restated — Note 2)	Acquisitions	Translation and Other	Balance at December 31, 2006
Latin America	$184,255	$125,805	$2,880	$312,940
Europe	74,019	21,694	15,386	111,099
Laureate Online Education	153,941	—	1,831	155,772
	$412,215	$147,499	$20,097	$579,811

	Balance at December 31, 2004 (as restated — Note 2)	Acquisitions	Translation and Other	Balance at December 31, 2005 (as restated — Note 2)
Latin America	$130,446	$48,495	$5,314	$184,255
Europe	78,925	7,392	(12,298)	74,019
Laureate Online Education	155,906	—	(1,965)	153,941
	$365,277	$55,887	$(8,949)	$412,215

The following table summarizes intangible assets as of December 31, 2006:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Subject to amortization:
Student rosters	$22,945	$(19,484)	$3,461
Non-compete agreements	1,363	(1,151)	212
Other	1,085	(549)	536
Not subject to amortization:
Tradenames and accreditations	261,009	—	261,009
Total	$286,402	$(21,184)	$265,218

The following table summarizes intangible assets as of December 31, 2005:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Subject to amortization:
Student rosters	$19,496	$(12,757)	$6,739
Non-compete agreements	1,288	(974)	314
Other	776	(666)	110
Not subject to amortization:
Tradenames and accreditations	215,112	—	215,112
Total	$236,672	$(14,397)	$222,275

Amortization expense for intangible assets subject to amortization was $6,580 in 2006, $4,855 in 2005, and $4,428 in 2004. The estimated future amortization expense for intangible assets for each of the five years subsequent to December 31, 2006 is as follows: 2007 - $2,686; 2008 - $827; 2009 - $394; 2010 - $255; 2011 and beyond - $47.

As of December 31, 2006, the weighted average amortization period of total intangible assets subject to amortization is 2.8 years.   The weighted average amortization period of the student roster, non-compete agreements, and other intangibles is 2.9 years, 1.6 years, and 0.4 years, respectively.

Note 8 — Long-Term Debt

Long-term debt consists of the following:

	December 31,	December 31,
	2006	2005
Long-term credit lines under the Bank Facility bearing interest at ratesranging from 6.83% to 6.90%	$208,040	$—
Various unsecured lines of credit bearing interest at variable rates ranging from 3.45% to 8.95%	74,923	51,332
Mortgage notes payable bearing interest at variable rates ranging from 3.35% to 8.50%	52,220	52,429
Notes payable secured by fixed assets, bearing interest at rates ranging from 3.95% to 10.00%	27,981	24,239
Capital lease obligations bearing interest at rates ranging from 2.60% to 9.00%	22,699	12,374
Various notes payable bearing interest at fixed rates ranging from 3.00% to 8.09%	18,638	19,742
Fixed Purchase Price Arrangement (See Notes 2 and 11)	8,446	—
Similar Exchange Contract Arrangements (See Notes 2 and 11)	7,467	—
Various notes payable bearing interest at variable rates ranging from 6.50% to 9.05%	2,988	2,925
	423,402	163,041
Less: current portion of long-term debt	95,668	63,044
Total long-term debt, net of current portion	$327,734	$99,997

The Company’s long-term debt including long-term capital lease obligations is secured by assets with a carrying value of $203,987 at December 31, 2006 and $192,987 at December 31, 2005.  Aggregate maturities of the Company’s borrowings are as follows: 2007 - $95,668; 2008 - $21,880; 2009 - $12,824; 2010 - $11,244; 2011 - $219,527 and thereafter $62,259.

On August 16, 2006, the Company entered into a $250,000 Credit Agreement (the “Bank Facility”) with JPMorgan Chase Bank, National Association (“JPMorgan Chase”) and certain other parties thereto. The Bank Facility expires on August 16, 2011 and is comprised of two sub-facilities:  a U.S. sub-facility for $150,000 and a Spanish sub-facility for $100,000. The Bank Facility has a swingline loan feature of up to $10,000 and an expansion feature for an aggregate principal amount of up to $100,000.  The Company entered into a First Amendment to the Bank Facility during the fourth quarter of 2006 (the “Amendment”), which increased the aggregate maximum principal amount of the facility from $250,000 to $350,000 through the use of the $100,000 expansion feature, such that the maximum principal amount of the U.S. sub-facility increased from $150,000 to $200,000 and the maximum principal amount of the Spanish sub-facility increased from $100,000 to $150,000.  The new borrowings were used in part to repay the Company’s prior credit agreement dated as of October 26, 2005 with Bank of America, National Association, which was terminated at the time of repayment, except for a $5,000 swingline that was kept in place.  The proceeds of subsequent borrowings under the Bank Facility including the Amendment will be used for general corporate purposes, including acquisitions and the transaction described in Footnote 5.  The amendment also permits the refinancing and repayment of certain indebtedness of the Company’s Chilean operations.

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

During the third quarter of 2006, Universidad Del Valle De Mexico (“UVM”) entered into a new credit line for $27,771.  The term of the credit line is 30 months with decreases in the available line of $2,777 per quarter.  The interest rate of the credit line is the Mexican interbank rate (“TIEE”) plus 1%.  In addition, UVM also renewed two existing credit lines during the third quarter for an aggregate borrowing capacity of $37,028.  During the fourth quarter of 2006, UVM entered into another new credit line for $27,771.  The term of the credit line is 5 years and the interest rate of the credit line is the TIEE plus 1.5%. The proceeds of the borrowings are used to support the growth of UVM.  In addition, the proceeds of the borrowings will be used to fund working capital needs including acquisitions.

Individual units within campus-based operations have the ability to borrow under unsecured lines of credit totaling $111,224, primarily for working capital purposes.  The aggregate outstanding balance on these campus-based segments’ lines of credit was $74,925 at December 31, 2006, which is included in the current portion of long-term.

The weighted average short term borrowing rate was 7.3% and 6.0% at December 31, 2006 and December 31, 2005, respectively.

Note 9 — Due to Shareholders of Acquired Companies

Due to shareholders of acquired companies consists of the following amounts payable in cash at December 31:

	2006	2005
Amounts payable to former shareholders of:
Universidad Tecnologica Centroamericana (“UNITEC”)	$15,038	$14,814
Universidad Andres Bello (“UNAB”)	13,827	24,929
Universidade Anhembi Morumbi (“UAM”)	10,831	13,658
Universidad Peruana de Ciencias Aplicadas (“UPC”)	3,059	2,859
Universidad del Noroeste (“UNO”)	1,882	1,890
Compania de Servicios Educativos (“CSE”)	528	—
Universidad Latinoamericana de Ciencia y Tecnologia (“ULACIT”)	100	100
Universidad Interamericana (“UI”)	—	4,200
Cyprus College	—	2,973
	45,265	65,423
Less: current portion of due to shareholders	21,781	18,737
Total due to shareholders, net of current portion	$23,484	$46,686

During the fourth quarter of 2006, the Company entered into an agreement with the sellers of CSE to finance a portion of the purchase price of the acquisition.  The principal amount of the seller note will be repaid in equal installments over the next five years.  The purchase obligation is denominated in Euros, and is subject to foreign currency exchange risk on the dates of payment.

In conjunction with the acquisition of UNITEC in July 2005, the Company entered into an agreement with the sellers to finance a portion of the purchase price.  This agreement calls for the Company to make a one-time payment to the sellers of approximately $1,491 on the fourth anniversary of the closing and additional monthly payments over a 15-year period beginning at acquisition, with current monthly payments of approximately $91, adjusted annually for inflation.  The Company recorded these obligations at their present value of $15,038.  The amounts payable to the sellers are denominated in Honduran Lempiras, and are subject to foreign currency exchange risk at the dates of payment.

In conjunction with the acquisition of UAM in December 2005, the Company entered into an agreement with the prior owners of UAM to finance a portion of the purchase price.  The principal amount of the seller note will be repaid in equal installments at each of the first three anniversary dates of the acquisition with the first payment made in December 2006.  The seller note includes a provision to protect the sellers from inflation, defined within the agreement as interest calculated at the rate of Indice Geral de Precos-Mercado (“IGPM”).  The purchase obligation is denominated in Brazilian Reais, and is subject to foreign currency exchange rate risk on the dates of payments.

During 2006, the amount payable to the former shareholders of Cyprus College was re-evaluated under the terms of the terms of the purchase agreement.  As a result, the liability and corresponding goodwill recorded in the transaction were decreased.

Note 10 — Leases and Related Party Transactions

The Company conducts significant operations from leased facilities.  These facilities include the Company’s corporate headquarters and other office locations, as well as several of the Company’s higher education facilities.  The terms of these leases varies and generally contain renewal options.  The Company also leases certain equipment under non-cancelable operating leases, the majority of which are for terms of 60 months or less.  The Company records rent expense on a straight-line basis over the initial term of a lease.  Any difference between the rent payment and the straight-line expense is recorded as a liability.  There are no lease obligations related to discontinued operations at December 31, 2006.  Future minimum lease payments at December 31, 2006, by year and in the aggregate, for continuing operations, under all non-cancelable operating leases and subleases are as follows:

	Total Operating Leases	Total Sublease
Years ending December 31:
2007	$48,685	$2,884
2008	49,613	2,485
2009	48,025	2,307
2010	45,640	1,912
2011	44,013	1,269
Thereafter	252,406	—
	$488,382	$10,857

The Company has entered into sublease agreements for certain leased office space adjusted annually for increases in gross operating rent and related expenses.  The sublease agreements have various expiration dates through 2011.

The Company entered into lease agreements for its university campuses in Mexico with certain officers and minority owners of the Company’s Mexican university subsidiary.  The leases had an initial term of ten years with an additional two-year extension available at the Company’s option. During 2002, this lease was amended to include an additional three-year extension available at the Company’s option, for a total term of up to 15 years.  The amended lease also contains a provision for the Company, at its option, to purchase the real estate for the fair market value of the property, less the Company’s net book value of leasehold improvements, at the end of the lease term.  Fixed monthly rent payments are adjusted annually for inflation. The Company recognized approximately $7,104, $6,855 and $5,645 of rent expense under these leases for the years ended December 31, 2006, 2005, and 2004, respectively.

During 2003, the Company entered into a lease agreement for UI campuses located in Costa Rica and Panama with certain former owners, and in 2004 entered into another lease agreement for the ULACIT campus.  Both leases have initial terms of fifteen years, with additional five-year extensions available at the Company’s option.  The leases also contain provisions for the Company, at its option, to purchase the real estate for its fair market value at any time.  Under the UI lease, monthly rental payments are based on eight percent of net campus revenues for the first two years and ten percent of net campus revenues in the third year.  Rental payments are fixed as of 2007, and subsequent rental payments will be adjusted for inflation and have a 180 day cancellation clause.  The Company recognized approximately $1,564, $1,093 and $842 of rent expense under the UI lease for the years ended December 31, 2006, 2005, 2004, respectively.  The ULACIT lease has fixed monthly rental payments.  The Company recognized approximately $909, $835 and $87 of rent expense under the ULACIT lease for the years ended December 31, 2006 and 2005 and the period from October 25, 2004 through December 31, 2004, respectively.

The Company entered into lease agreements for most of UAM’s university campus facilities with its minority owners. The leases have an initial term of 20 years with two additional extensions of 20 years each, available at the Company’s option. Base annual rent expense under the lease agreements is approximately $6,000. Rents are adjusted annually for inflation. The contracts give the Company the right of first refusal to purchase these properties in the case that the lessor decides to sell the properties.  If UAM were to elect to vacate the premises prior to the lease termination date, the agreements contain certain conditional purchase options, which if not exercised by the Company, may result in early exit penalties. The lease agreements enable the Company to operate UAM at its already established campuses. The collective value of these contracts was determined by arms-length negotiation between the parties and based upon the then prevailing market rates, and was corroborated by an independent real estate appraisal. The Company recognized approximately $6,000 and $500 of rent expense under these leases for the year ended December 31, 2006 and the period December 1, 2005 through December 31, 2005.

The Company has entered into an agreement with Educate, Inc. (“Educate”) to transfer certain rentable space at 1001 Fleet Street along with the space they currently sub-lease from the Company.  With the consent of the landlord, Educate will assume the lease as the tenant, which is currently estimated to be June 1, 2007.  The Company will pay Educate an allowance for the square feet and provide two months free rent.  Educate will pay $400 for leasehold improvements in the space.  The Company will retain a lease for a portion of the 1001 Fleet Street building.

Rent expense, net of sub-lease income, included in income from continuing operations for all cancelable and non-cancelable leases was approximately $55,123, $39,073, and $27,767 for the years ended December 31, 2006, 2005 and 2004, respectively.  Rent expense, net of sub-lease income, included in income from discontinued operations for all cancelable and non-cancelable leases was approximately $450, $1,140, and $6,135 for the years ended December 31, 2006, 2005 and 2004, respectively.

Note 11 — Commitments and Contingencies

This chart provides a high-level summary of the various Minority Share Ownership Purchase Arrangements the Company had outstanding as of December 31, 2006.  Also, in connection with certain acquisitions, variable amounts of contingent consideration are payable to the sellers based upon specified terms.

Higher Education Institution	Date of Contingency	Additional Ownership Share	Terms of Contingent Transaction
Company Call Right Arrangements:
UAM (1)	March 1, 2009	29%	The greater of 4 times recurring EBITDA for certain specified periods or equivalent per share valuation of the Company’s initial 51% acquisition of UAM, adjusted for inflation

	Beginning March 1, 2013 through March 1, 2023	20%	The greater of 4 times recurring EBITDA for certain specified periods or equivalent per share valuation of the Company’s initial 51% acquisition of UAM, adjusted for inflation

Minority Put Right Arrangements:
UAM(2), (5)	March 1, 2009	29%	Approximately 4 times recurring EBITDA for certain specified periods

	Beginning March 1, 2013 through March 1, 2023	20%	Variable purchase price based on recurring EBITDA for certain specified periods

UVM (3), (5)	Beginning when minority owners receive the December 31, 2006 audited UVM financial statements through December 31, 2011	Up to 10%	Approximately 7 times earnings before interest and taxes (“EBIT”) of the previous calendar year times the percentage of shares being sold by minority owners

	Beginning January 1, 2012 through December 31, 2012	Up to 10%	Approximately 7 times EBIT of the previous calendar year times the percentage of shares being sold by minority owners

IFG (4), (5)	October through November 2008	10%	$1,056

Combination Exchange Arrangements:
Company Call Right Arrangements:
Cyprus College (6)	Beginning July 1, 2006	35%	6% - Payable April 2007 based on 6.25 times 2006 audited recurring EBITDA

			29% - Payable April 2012 based on a variable scale for new enrollments and 2011 EBITDA
	January 1, 2012 or up to five years thereafter	20%	Payable April in the year following exercise based on a variable scale for new enrollments and EBITDA related to the year prior to exercise

CH Holdings Netherlands BV (7)	On or before October 31, 2008	8.75%	$10,200 plus an amount equal to CH Holdings Netherlands BV’s total cash minus its long-term debt multiplied by the Sellers’ ownership percentage

	On or before October 31, 2008	21.25%	$10,200 plus an amount equal to CH Holdings JV’s total cash minus its long-term debt multiplied by the Sellers’ ownership percentage

	Beginning November 1, 2008 through November 1, 2018	20%

Approximately 6 times prior twelve months EBITDA plus CH Holdings Netherlands BV’s cash minus long-term debt multiplied by the Sellers’ ownership percentage with a minimum payment of $20,000 divided by the total number of shares representing the 20% plus CH Holdings Netherlands BV’s cash minus long-term debt multiplied by the Sellers’ ownership percentage

Minority Put Right Arrangements:
Cyprus College 6	April 1, 2012 or up to five years thereafter	20%	Payable based on a variable scale for new enrollments and EBITDA related to the year prior to exercise

CH Holdings Netherlands BV (7)	Beginning November 1, 2008 through November 1, 2018	20%	Approximately 6 times prior twelve months EBITDA plus CH Holdings JV’s cash minus long-term debt multiplied by the Sellers’ ownership percentage

Similar Exchange Contract Arrangements:
UPC (8)	Period from April 1st to June 30th of each calendar year following 2006	20%

Approximately 4.25 times audited EBITDA for the preceding calendar year adjusted for a predefined rent formula minus the outstanding balance of all UPC’s long-term interest bearing debt plus the market value of any real estate owned by UPC multiplied by the Sellers’ ownership percentage

Fixed Purchase Price Arrangements:
Ecole Centrale d’Electronique (“ECE”) (9)	December 31, 2008	30%	$9,241

Capital Contribution Obligations:
IFG (10)	On or before July 31, 2007	16%	$1,655

	July 31, 2007	23%	$2,465

Contingent Earnouts (cash payments):
Laureate Online Education BV (11)	April 1, 2007		Approximately 75% of 4 times 2006 EBITDA, not to exceed $10,000

	April 1, 2008		Approximately 4 times the average of 2006 and 2007 EBITDA, not to exceed $10,000, less the April 1, 2007 payment

Obligations and contingent payments (except for the contingent earnout on Laureate Online Education BV) are denominated in foreign currency and are subject to foreign currency risk.

Company Call Right Arrangements

(1)             Effective March 1, 2009, the Company has a call right to acquire a 29% interest from the minority owners for a variable purchase price equal to the greater of 4.0 times recurring EBITDA for certain specified periods with a minimum payment of the equivalent per share valuation of the Company’s initial 51% acquisition of UAM, as adjusted for local inflation. Beginning March 1, 2013, and continuing for ten years, the Company has another call right on the remaining 20% interest of the minority owners, with the purchase price determined based on a similar formula.  No accounting for this arrangement is included in the Company’s financial statements.

                           Minority Put Right Arrangements

                           The below arrangements are accounted for as Minority Put Right Arrangements as described in Note 2.

(2)             Effective March 1, 2009 the minority owners of UAM have a put right to require the Company to purchase an equity interest of 29% from the minority owners at a variable purchase price based on 4.0 times recurring EBITDA for certain specified periods. Beginning March 1, 2013, and continuing for ten years, the minority owners hold a second put right to require the Company to purchase the remaining 20% interest from the minority owners, with the purchase price determined based on a similar formula.  As of December 31, 3006, the Company recorded $3,652 in minority interest and minority ownership put arrangements on the consolidated balance sheet for this arrangement.

(3)             As a part of the 10% step acquisition of UVM in 2006, there are two put options held by the minority owners for the remaining 10% interest.  The first put option covers the time after which the minority owners receive the December 31, 2006 audited financial statements of UVM through December 31, 2011.  During this period, the minority owners may exercise the first put option one time for each calendar year with the minimum shares transferred to the Company on each occasion equal to 25% of the shares held by the minority shareholders.  Beginning January 1, 2012 through December 31, 2012, the minority owners have a second put right to require the Company to purchase all remaining shares.  The put price for both put options is equal to approximately 7.0 times EBIT of the previous calendar year times the percentage of shares being sold by the minority owners.  As the transaction was completed at the end of December 2006 no additional accounting was reflected for this Minority Put Right Arrangement in the financial statements.

(4)             During the period October through November 2008, the sellers of IFG may exercise a put option requiring the Company to purchase the remaining 10% ownership for approximately $1,056.  As of December 31, 2006 the Company recorded $562 in minority interest and minority ownership put arrangements on the consolidated balance sheet for this arrangement.

(5)             The $4,214 related to Minority Put right arrangements is the present value of the Redeemable Minority Interests associated with the Brazilian, Mexican and French acquisitions that is in excess of the minority interest for those entities.  Also as part of a methodology election, the Company has chosen to adopt an accretion method which allows the Company to accrete changes in the redemption value over the period from the date of issuances.  As such, the Company has elected to only reflect a pro-rata portion of the change in liability based on the time elapsed in the Put instrument which is significantly lower than the final amount that will be required to settle the minority put arrangement.  If the Minority put arrangements were all exercisable at December 31, 2006, the Company would be obligated to pay the minority shareholders $80,700.

                           Combination Exchange Contract Arrangements

                           As described in Note 2, there is no accounting for Combination Exchange Contract Arrangements described below as it is not probable that the Company will exercise its Call rights.

(6)             Effective April 1, 2012 and exercisable up to five years thereafter, the minority owners of Cyprus College have a put right to require the Company to purchase an equity interest of 20% from the minority owners at a variable purchase price based on a variable scale for new enrollments and EBITDA for the calendar year preceding the exercise date.  Beginning July 1, 2006, the Company has a call right to acquire up to a 35% interest from the minority owners for a variable purchase price based on a variable scale for new enrollment and 2006 EBITDA.  Effective January 1, 2012 and exercisable up to five years thereafter, the Company has the call right to acquire the remaining 20% interest from the minority owners for a variable purchase price based on a variable scale for new enrollment and EBITDA for the calendar year preceding the exercise date.

(7)             As a part of the acquisition of CH Holdings Netherlands BV, there are three purchase options that enable the Company to increase its ownership interest to 100%.  The first option allows the Company to increase its ownership in CH Holdings Netherlands BV to 58.75% if by October 30, 2008 it makes an additional $10,200 payment plus an amount equal to CH Holdings Netherlands BV’s total cash minus its total long-term debt multiplied by the seller’s ownership percentage.  After exercising the first call option and before October 30, 2008, the Company has a second call right to increase its ownership to 80% for an additional $10,200 plus an amount equal to CH Holdings Netherlands BV’s total cash minus its total long-term debt multiplied by the seller’s ownership percentage.  There is a put/call option for the final 20% ownership that can be exercised following the second call option.  The put option will be calculated at 6.0 times the prior twelve months EBITDA plus CH Holdings Netherlands BV’s total cash minus its total long-term debt multiplied by the seller’s ownership percentage.  The call option will be calculated at 6.0 times the prior twelve months EBITDA plus CH Holdings Netherlands BV’s total cash minus its total long-term debt multiplied by the seller’s ownership percentage, with a minimum payment of $20,000 plus CH Holdings Netherlands BV’s cash minus its total long-term debt multiplied by the seller’s percentage.

                           Similar Exchange Contract Arrangements

                           The below arrangement is accounted for as a Similar Exchange Contract as described in Note 2.

(8)             During the period of April 1st through June 30th of each calendar year following 2006, there are put and call options with similar terms which enable the Company to acquire or the minority owners to require the Company to purchase the remaining 20% ownership in UPC.  The Put and Call options are set at approximately 4.25 times the audited EBITDA for the preceding calendar year adjusted for a predefined rent formula minus the outstanding balance of all long-term interest bearing debt at UPC plus the market value of any real estate owned by UPC at the time of the option multiplied by the seller’s ownership percentage.  As of December 31, 2006, the value of the liability reflected on the Company’s balance sheet is $7,467 for this Similar Exchange Contract.

                           Fixed Price Purchase Contract Arrangements

                           The below arrangement is accounted for as a Fixed Price Purchase Contract as described in Note 2.

(9)             As part of the acquisition of ECE, the Company committed to purchase the remaining 30% ownership from the sellers on December 31, 2008 for approximately $9,241.  The purchase obligation is denominated in Euros, and is subject to foreign currency exchange rate risk on the date of payment.  As of December 2006, the value of the debt reflected on the Company’s balance sheet is $8,446.

                           Capital Contribution Obligations

(10)       As part of the acquisition of IFG, the Company committed to additional capital contributions, which will increase the Company’s share of ownership by diluting present minority ownership.  The agreement provides that, no later than July 31, 2006 and July 31, 2007, the Company shall contribute approximately $1,655 and $2,465 resulting in an increase in ownership share of 16% and 23%, respectively. During the second quarter of 2006, the Company negotiated an amendment to the agreement that provides that the first additional capital contribution of $1,655 can be extended up to July 31, 2007, instead of July 31, 2006.  The purchase obligation is denominated in Euros, and is subject to foreign currency exchange rate risk on the dates of payment.  This arrangement is not accounted for in the Company’s balance sheet as of 2006.

                           Contingent Earnouts (cash payments)

(11)       Additional amounts of contingent consideration, not to exceed $10,000, are due the sellers of Laureate Online Education BV equal to four times the average of the audited EBITDA for the calendar years ending December 31, 2006 and 2007.  Excluding adjustments of EBITDA items and other negotiated amounts and using 2006 results to estimate the 2007 results, the Company would be obligated to the sellers for $0.

Loss Contingencies

The Company is subject to legal actions arising in the ordinary course of its business. In management’s opinion, the Company has adequate legal defenses and/or insurance coverage with respect to the eventuality of such actions and does not believe any settlement would materially affect the Company’s financial position.  See additional discussion in Note 4 and Note 13 to the consolidated financial statements.

Material Guarantees

Subsequent to the June 2003 divestiture of the Company’s K-12 business segments, all leases related to Sylvan Learning Centers were renegotiated or assigned in the name of Educate, Inc. (“Educate”) during the third quarter of 2003.  Leases with remaining payments of $5,511 through 2011 are guaranteed by the Company.  Under the terms of an asset purchase agreement with Educate, the Company is indemnified against any losses suffered as a result of these lease guarantees.  During 2004, the Company entered into an agreement to guarantee equipment lease payments owed by Kendall to Key Equipment Finance. Equipment leases with remaining payments of $3,623 through December 2011 are guaranteed by the Company. The Company has an agreement to guarantee rent lease payments owed by a co-tenant of a building in which the Company leases space.  Upon the event of default, eviction and other conditions, on behalf of the co-tenant, the Company assumes all rights of the co-tenant.  The Company is not liable for any loss or damages caused by the co-tenant.  The lease contains remaining payments of $2,856 through April 30, 2009.  The fair value of the guarantees has been recorded as other long-term liabilities in the consolidated balance sheets.

Standby Letters of Credit

The Company has $12,700 outstanding in standby letters of credit.  The Company is self-insured for workers compensation and other insurable risks up to predetermined amounts above which third party insurance applies.  The Company is contingently liable to insurance carriers under certain of these policies and has provided a letter of credit in favor of the insurance carriers for $700.  Additionally, in the first quarter of 2005, the Company issued a $12,000 standby letter of credit in favor of WSI Education S.a.r.l for a tax indemnification related to the sale of WSI (see Note 4).

Commitments

Under terms of note agreements with Kendall, the Company has committed to providing total additional funding to Kendall of up to $1,109.  In the event the Company does not exercise its agreement to acquire Kendall, Kendall is obligated to enter into a lease agreement with the Company beginning September 1, 2007 to lease office space.  The lease commitment specifies a term of 36 months and annual rent of $1,275.  As discussed in Note 6, the Company is currently negotiating an amendment to the arrangement with Kendall that would extend the purchase option through March 31, 2008 and the Company would commit to provide additional funding to Kendall up to $5,500.  As a result, the lease agreement with Kendall would begin on March 31, 2008 if the Company does not exercise the purchase option.

As a part of the acquisition of Cyprus College, the Company committed to making a contribution of approximately $3,292 between the closing date and three years thereafter.  The contributions will fund certain capital projects, if approved, and will not alter the relative equity interests.  The contribution commitment is denominated in Cypriot Pounds and is subject to foreign currency exchange rate risk on the dates of payment.

Note 12 — Benefit Plans

 Domestic Defined Contribution Retirement Plan

The Company sponsors a defined contribution retirement plan under section 401(k) of the Internal Revenue Code. The provisions of this plan allow for voluntary employee contributions of up to 20% of an employee’s salary, subject to certain annual limitations.  The Company may at its discretion make matching contributions, which are allocated to eligible participants. All employees are eligible after meeting certain service requirements.  The Company made discretionary contributions to this plan of $501, $352, and $328 during the years ended December 31, 2006, 2005 and 2004, respectively.

International Pension Benefit Plans

UVM has an unfunded noncontributory defined benefit pension plan that covers union employees, retirees and vested non-union employees.  During 2006, all non-vested non-union employees excluding expatriates and special employees who will be carried on another entity’s payroll were transferred from the defined benefit pension plan to a newly created funded defined contribution plan.

Labor Unions

The Company’s employees at UEM, UVM, UAM, as well as a portion of IFG, are covered by labor agreements.  The UEM agreement has been negotiated by a national union with a committee representing all of the private, for-profit universities in the country and is effective until December 31, 2008.  All of UAM’s employees are required by law to belong to a union and the university is a part of a national employers union.  These two groups negotiate standard national or regional contracts and it is required to be UAM’s responsibility to comply with these agreements.  The IFG agreement governs certain labor conditions, such as vacation and salary levels.  The agreement has no defined expiration but can be nullified by either party.  It is reviewed annually.  Substantially all of the faculty at UVM is represented by a union.  The economic provisions of the labor agreement at UVM were revised in 2005 without any substantial changes, and will be reviewed again in 2007.  The agreements govern salaries, benefits and working conditions for all union members at the higher education institutions. The Company considers itself to be in good standing with these unions and with all of its employees.

Note 13 — Income Taxes

Significant components of the provision for income taxes on earnings from continuing operations for the years ended December 31 are as follows:

	2006	2005	2004
Current:
United States	$(1,380)	$(1,269)	$5,187
Foreign	(5,321)	(16,478)	(13,585)
State	(1,881)	(600)	(2,494)
	(8,582)	(18,347)	(10,892)
Deferred:
United States	(17,083)	(4,777)	2,976
Foreign	1,621	443	3,460
State	(64)	3,014	(2,342)
	(15,526)	(1,320)	4,094
Total expense	$(24,108)	$(19,667)	$(6,798)

For the years ended December 31, 2006, 2005 and 2004, foreign income from continuing operations before income taxes was $144,199, $135,349, and $106,556, respectively.

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

	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$105,962	$90,246
Equity in net losses of affiliates	420	24,809
Deferred compensation	18,460	12,971
Tax credit carryforwards	3,762	5,918
Allowance for doubtful accounts	739	1,776
Deferred revenue	—	215
Non-deductible reserves	4,036	—
Other	—	883
Total deferred tax assets	133,379	136,818
Deferred tax liabilities:
Amortization of intangible assets	58,667	62,620
Deferred income	—	12,729
Depreciation	14,047	4,916
Prepaid expenses	371	760
Non-deductible reserves	—	574
Advertising costs	488	339
Other	162	386
Total deferred tax liabilities	73,735	82,324

Net future income tax benefits	59,644	54,494
Valuation allowance for net deferred tax assets	(48,674)	(40,983)
Net deferred tax assets	$10,970	$13,511

At December 31, 2006, undistributed earnings from continuing and discontinued operations of non-U.S. subsidiaries totaled approximately $573,500.  Deferred tax liabilities have not been recognized for these undistributed earnings because it is management’s current intention to permanently reinvest such undistributed earnings outside of the U.S.

The net operating loss carryforwards at December 31, 2006 are related to subsidiaries of the Company, and are available only to offset future taxable income of those subsidiaries.  These net operating loss carryforwards will begin to expire in 2007. The tax credit carryforwards consist of foreign tax credits that begin to expire in 2011.

The valuation allowance relates to the uncertainty surrounding the realization of the tax benefits attributable to the net operating losses of subsidiaries of the Company that are available only to offset future taxable income of those subsidiaries.

During the second quarter of 2006, Laureate Education, LLC (“Ventures”), a subsidiary of the Company, recorded a receivable of $9,322 from the sale of Chancery Software, Ltd. (see Note 18).  Because this event monetized the last significant remaining uncertain asset of Ventures, the Company has reassessed its plans for the liquidation of Ventures.  As a result of the Chancery transaction and current liquidation plans, the Company re-evaluated its deferred tax assets related to Ventures, and recorded income tax expense of $6,991 to reduce the asset to its current net realizable value.  The liquidation of Ventures was completed as of December 31, 2006.

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

On February 23, 2006, the Company received a Notice of Deficiency from the IRS for the Company’s 1997 federal income tax return disagreeing with the Company’s exclusion from income of a break up fee it received in its attempted acquisition of National Education Corporation. The Company is appealing the Notice of Deficiency and paid the current amount of the assessment, $8,100, and the associated interest due of $5,900, in May 2006.   These amounts had been previously accrued by the Company.  The Company is preparing its appeal to be appropriately filed in the United States Court of Claims.  The Company believes that it properly excluded the break up fee from income and intends to vigorously contest the IRS’s determination. Although the ultimate disposition of this issue is uncertain, based on current information, the Company believes that the outcome of this issue will not have a material adverse effect on the Company’s consolidated financial position, liquidity, or results of operations.

In April 2006, the IRS began a field examination of the Company’s 2003 income tax return.  In addition, there are several other income tax audits in progress, which includes an IRS examination of Walden for the 2003 federal income tax return; an examination of two of the Company’s Dutch subsidiaries, Sylvan I BV and Sylvan International BV for the 2000 through 2003 income tax returns; and an examination of the net operating loss carryforwards that Laureate Online Education BV inherited when it was purchased from third parties in 2004.  No assurance can be given as to the eventual outcome of these audits. Based on current information, the Company has adequately accrued for identified risks associated with these tax authority inquiries.  The Company can provide no assurance that the eventual outcome will not result in a material adverse amount.

The reconciliation of the reported income tax expense to the amount that would result by applying the U.S. federal statutory tax rate of 35% to income from continuing operations before income taxes for the years ended December 31 is as follows:

	2006	2005	2004
Tax expense at U.S. statutory rate	$(50,593)	$(45,751)	$(38,139)
Permanent differences	(4,686)	(6,648)	(2,645)
State income tax benefit (expense), net of federal tax effect	(4,509)	542	(121)
Tax effect of foreign income taxed at lower rate	45,169	45,808	30,227
Change in valuation allowance	(1,047)	(7,386)	3,880
Deemed foreign dividends	(3,549)
Effect of rate changes	(1,954)	—	—
Loss on partnership liquidation	(3,342)	—	—
Estimated tax refunds	—	(6,484)	—
Other	403	252	—
Total tax expense	$(24,108)	$(19,667)	$(6,798)

Note 14 — Earnings (Loss) Per Share

The following table summarizes the computations of basic and diluted earnings per share for the years ended December 31:

	2006	2005 (As Restated - Note 2)	2004 (As Restated - Note 2)
Numerator used in basic and diluted earnings (loss) per common share:

Income from continuing operations	$108,411	$86,360	$81,372
Loss from discontinued operations, net of tax	(4,456)	(1,411)	(6,466)
Gain (loss) on disposal of discontinued operations, net of tax	1,668	(9,152)	(13,324)
Net income	$105,623	$75,797	$61,582

Income from continuing operations	$108,411	$86,360	$81,372
Effect of minority put arrangements	(4,214)	—	—
Income from continuing operation available to common shareholders	$104,197	$86,360	$81,372

Net income	$105,623	$75,797	$61,582
Effect of minority put arrangements	(4,214)	—	—
Net income available to common stockholders	$101,409	$75,797	$61,582

Denominator for basic earnings per share - weighted-average common shares oustanding	51,225	49,625	46,356
Net effect of dilutive stock options based on treasury stock method	1,805	2,403	2,660
Denominator for diluted earnings per share - weighted-average common shares oustanding and assumed conversions	53,030	52,028	49,016

Earnings per common share basic:
Income from continuing operations	$2.12	$1.74	$1.76
Effect of minority put arrangements	(0.08)	—	—
Income from continuing operations available to common shareholders	2.03	1.74	1.76
Loss from discontinued operations, net of tax	(0.09)	(0.03)	(0.13)
Gain (loss) on disposal of discontinued operations, net of tax	0.03	(0.18)	(0.29)
Net income available to common shareholders	$1.98	$1.53	$1.33

Earnings per common share diluted:
Income from continuing operations	$2.04	$1.66	$1.66
Effect of minority put arrangements	(0.08)	—	—
Income from continuing operation available to common shareholders	1.96	1.66	1.66
Loss from discontinued operations, net of tax	(0.08)	(0.03)	(0.13)
Gain (loss) on disposal of discontinued operations, net of tax	0.03	(0.18)	(0.27)
Net income available to common shareholders	$1.91	$1.46	$1.26

Note 15 — Business and Geographic Segment Information

The Company provides higher education programs and services to students through a leading global network of licensed campus-based and online higher education institutions. The Company’s educational services are offered through three reportable segments:  Latin America, Europe and Laureate Online Education.

The accounting policies of the segments are the same as those described in the significant accounting policies.  The Company evaluates performance based on profit or loss from operations before income taxes, corporate general and administrative expenses, non-cash stock compensation expense and campus-based overhead expenses.

The Latin America segment consists of eleven separately licensed universities and two professional institutes, and has operations in Mexico, Chile, Brazil, Peru, Ecuador, Panama, Honduras and Costa Rica.  The schools primarily serve 18- to 24-year-old students and offer an education that emphasizes career-oriented fields of study with undergraduate and graduate degrees in a wide range of disciplines, including international business, law, health sciences, information technology and engineering.

The Europe segment consists of ten licensed higher education institutions, and has operations in Spain, Switzerland, France, and Cyprus.  The schools primarily serve 18- to 24-year-old students and offer an education that emphasizes career-oriented fields of study with undergraduate and graduate degrees in a wide range of disciplines, including international business, hotel management, health sciences, architecture and engineering.

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

The following table sets forth information on the Company’s reportable segments for the years ended December 31:

2006	Latin America	Europe	Laureate Online Education	Other	Total
Revenues	$687,355	$223,798	$234,608	$—	$1,145,761
Segment profit	149,195	27,571	43,306	—	220,072
Segment assets	1,284,947	469,572	358,334	—	2,112,853
Long-lived assets	436,159	267,560	21,102		724,821
Depreciation and amortization	36,642	11,651	14,072	—	62,365

2005 (as restated, see Note 2)	Latin America	Europe	Laureate Online Education	Other	Total
Revenues	$506,583	$184,888	$184,353	$—	$875,824
Segment profit	123,526	24,570	28,056	—	176,152
Segment assets	876,105	374,387	408,127	—	1,658,619
Long-lived assets	333,066	222,883	12,704	—	568,653
Depreciation and amortization	24,307	11,248	13,751	—	49,306

2004 (as restated, see Note 2)	Latin America	Europe	Laureate Online Education	Other (1)	Total
Revenues	$359,492	$150,197	$135,132	$—	$644,821
Segment profit (loss)	84,413	22,912	21,005	—	128,330
Segment assets	626,682	412,827	383,707	1,574	1,424,790
Long-lived assets	220,796	247,670	10,115	—	478,581
Depreciation and amortization	17,831	10,606	11,424	—	39,861

(1)             Other represents results from Ventures, which was disbanded in 2003.

The following tables reconcile the reported segment information reported in the consolidated statements of operations and balance sheets for the years ended December 31:

	2006	2005 (as restated - Note 2)	2004 (as restated - Note 2)
Total profit for reportable segments	$220,072	$176,152	$128,330
Campus-based segments’ overhead	(25,594)	(16,286)	(12,743)
Core operating general and administrative expense	(46,079)	(28,996)	(26,170)
Net non-operating (expenses) income	(3,905)	(154)	19,552
Income from continuing operations before income taxes, minority interest, equity in net income (loss) of affiliates	$144,494	$130,716	$108,969

	2006	2005 (as restated - Note 2)	2004 (as restated - Note 2)
Total assets for reportable segments	$2,112,853	$1,658,619	$1,424,790
Campus-based segments’ corporate assets	1,312	2,576	6,581
Unallocated corporate assets	88,848	112,027	53,825
Assets of discontinued operations, net	—	2,906	50,199
Total assets	$2,203,013	$1,776,128	$1,535,395

	2006	2005	2004
Total long-lived assets for reportable segments	$724,821	$568,653	$478,581
Campus-based segments’ corporate long-lived assets	122	463	732
Unallocated corporate long-lived assets	4,369	4,821	5,849
Total long-lived assets	$729,312	$573,937	$485,162

	2006	2005	2004
Total depreciation and amortization for reportable segments	$62,365	$49,306	$39,861
Campus-based segments’ corporate depreciation and amortization	146	144	437
Corporate depreciation and amortization	2,378	1,315	1,245
Depreciation and amortization of discontinued operations	—	—	15
Total depreciation and amortization	$64,889	$50,765	$41,558

Revenue and long-lived assets information of continuing operations by geographic area for the years ended December 31 is as follows:

	2006	2005 (as restated - Note 2)	2004 (as restated - Note 2)
Revenues
Mexico	$282,445	$239,532	$181,474
Chile	229,085	193,493	148,005
United States	216,511	172,254	128,330
Spain	107,171	95,756	89,402
Brazil	85,835	6,301	-
Other foreign countries	224,714	168,488	97,610
Consolidated total	$1,145,761	$875,824	$644,821

Long-Lived Assets
Mexico	$252,500	$171,173	$121,809
Chile	120,926	113,363	79,446
Spain	114,437	103,719	121,628
Switzerland	103,999	96,162	110,160
United States	24,200	17,443	16,112
Other foreign countries	113,250	72,077	36,007
Consolidated total	$729,312	$573,937	$485,162

Revenues are attributed to countries based on the location of the customer.

Note 16 — Supplemental Cash Flow Information

Interest payments were approximately $17,300, $3,227, and $5,963 for the years ended December 31, 2006, 2005 and 2004, respectively. Income tax payments were $26,242, $18,514, and $24,596 for the years ended December 31, 2006, 2005, and 2004, respectively.

On June 28, 2006, the Company entered into a 27.5 year lease on property in downtown Paris for approximately $16,700.  The Company financed approximately $11,400 through a 12 year loan with a third party lender.  The financing agreement is denominated in Euros, and is subject to foreign currency exchange rate risk on the dates of payment.

Note 17 — Quarterly Financial Data (Unaudited)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods.  All periods’ results have been restated to separately disclose discontinued operations.

During the fourth quarter of 2006, the Company reevaluated the accounting for and the financial statement presentation of new and pre-existing put and call option agreements (“exchange contracts”) entered into in connection with certain acquisitions.  See Note 2 for discussion of this change. As a result, the quarterly financials results were restated. Summarized operating data with exchange contract restatement is as follows:

	Quarter Ended 2006
	March 31	June 30	September 30	December 31
	(as restated — Note 2)	(as restated — Note 2)	(as restated — Note 2)
Revenues	$235,110	$303,119	$260,906	$346,626
Direct costs	235,211	246,251	248,743	267,157
Operating income (loss)	(101)	56,868	12,163	79,469
Income (loss) from continuing operations	(3,270)	44,727	8,618	58,336
Loss from discontinued operations, net of tax	(169)	(1,504)	(113)	(2,670)
(Loss) gain on disposal of discontinued operations, net of tax	261	(1,182)	2,217	372
Net income (loss)	(3,178)	42,041	10,722	56,038

Earnings available to common shareholders:

Income (loss) from continuing operations	(3,270)	44,727	8,618	58,336
Effect of minority put arrangements	—	—	—	(4,214)
Income (loss) from continuing operations available to common shareholders	(3,270)	44,727	8,618	54,122

Net income (loss)	(3,178)	42,041	10,722	56,038
Effect of minority put arrangements	—	—	—	(4,214)
Net income (loss) available to common shareholders	(3,178)	42,041	10,722	51,824

Earnings (loss) per common share, basic:
Income (loss) from continuing operations	$(0.06)	$0.87	$0.17	$1.13
Effect of minority put arrangements	—	—	—	(0.08)
Income (loss) from continuing operations available to common shareholders	(0.06)	0.87	0.17	1.05
Loss from discontinued operations	(0.00)	(0.03)	(0.00)	(0.05)
(Loss) gain on disposal of discontinued operations	0.01	(0.02)	0.04	0.01
Net income (loss) available to common shareholders	$(0.06)	$0.82	$0.21	$1.01

Earnings (loss) per common share, diluted:
Income (loss) from continuing operations	$(0.06)	$0.84	$0.16	$1.09
Effect of minority put arrangements	—	—	—	(0.08)
Net income (loss) available to common shareholders	(0.06)	0.84	0.16	1.02
Loss from discontinued operations	(0.00)	(0.03)	(0.00)	(0.05)
(Loss) gain on disposal of discontinued operations	0.01	(0.02)	0.04	0.01
Net income (loss) available to common shareholders	$(0.06)	$0.79	$0.20	$0.97

Shares used in computation, basic:	50,436	51,429	51,522	51,552
Shares used in computation, diluted:	50,436	53,098	53,124	53,284

Earnings per share are computed independently for each of the quarters presented.  Therefore, the sum of the quarterly net earnings per share will not necessarily equal the total for the year.  Per share amounts may not sum due to rounding differences.

The impact of the exchange changes are summarized below:

	Quarter Ended
	March 31	June 30	September 30
2006 Statement of Operations
Increase (decrease) to:
Direct costs	$124	$121	$123
Operating income	(124)	(121)	(123)

Interest expense	(514)	(519)	(2,251)
Minority interest in income of consolidated subsidiaries, net of tax	(1,861)	4,702	1,110
Income from continuing operations	(2,499)	4,062	(1,264)

Net income	$(2,499)	$4,062	$(1,264)

Increase (decrease) to:
Earnings per common share, basic:
Income from continuing operations	$(0.05)	$0.08	$(0.02)
Net (loss) income	$(0.05)	$0.08	$(0.02)
Increase (decrease) to:
Earnings per common share, diluted:
Income from continuing operations	$(0.05)	$0.08	$(0.02)
Net (loss) income	$(0.05)	$0.08	$(0.02)

	Quarter Ended
	March 31	June 30	September 30	December 31
2005 (as restated for revenue recognition policy change, see Note 2)
Revenues	$178,677	$226,969	$193,800	$276,378
Direct costs	176,943	182,359	178,359	207,293
Operating income	1,734	44,610	15,441	69,085
Income from continuing operations	1,328	31,310	9,067	44,655
Income (loss) from discontinued operations, net of tax	612	3	(229)	(1,797)
(Loss) income on disposal of discontinued operations, net of tax	—	(9,751)	—	599
Net income	$1,940	$21,562	$8,838	$43,457

Earnings (loss) per common share, basic:
Income from continuing operations	$0.03	$0.63	$0.18	$0.90
Income (loss) from discontinued operations	0.01	0.00	0.00	(0.04)
(Loss) income on disposal of discontinued operations	0.00	(0.20)	0.00	0.01
Net income	$0.04	$0.44	$0.18	$0.87

Earnings (loss) per common share, diluted:
Income from continuing operations	$0.03	$0.60	$0.17	$0.85
Income (loss) from discontinued operations	0.01	0.00	0.00	(0.03)
(Loss) income on disposal of discontinued operations	0.00	(0.19)	0.00	0.01
Net income	$0.04	$0.42	$0.17	$0.83

Shares used in computation, basic:	49,237	49,566	49,801	49,881
Shares used in computation, diluted:	51,819	51,944	52,073	52,267

Earnings per share are computed independently for each of the quarters presented.  Therefore, the sum of the quarterly net earnings per share will not necessarily equal the total for the year.

Note 18 — Other Financial Information

On June 30, 2003, the Company sold stock of certain investments held by Ventures which were considered non-strategic assets, including Chancery Software, Ltd., for contingent consideration to Porter Capital (“Porter”).  During the year ended December 31, 2003, the Company wrote-off the balance of its equity method investment in Chancery Software, Ltd. through a charge to equity in net loss of affiliates.  On June 7, 2006, Porter sold all of the shares of stock it held in Chancery Software, Ltd.  In accordance with the note between Porter and the Company, Porter paid the Company $9,322.  The Company recorded a non-operating gain of $9,322.  There is an additional amount in escrow, approximately $2,400, for certain indemnity claims to be made over the next two years.  Due to the uncertainty of receipt of this escrow, the Company has not recorded any amount related to these additional funds.

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

Note 19 — Subsequent Events

On February 1, 2007, the Company entered into executive retention agreements (each an “Executive Retention Agreement,” and collectively, the “Executive Retention Agreements”) with each of Raph Appadoo, Rosemarie Mecca, Paula R. Singer, William C. Dennis, Jr. and Daniel M. Nickel (each an “Executive”).  The Executive Retention Agreements provide certain severance payments and benefits, including payments and benefits in connection with a Change of Control (as defined in the Executive Retention Agreements), and supersede any prior agreements the Executive entered into with the Company.  Each Executive Retention Agreement has a three-year term which automatically renews for additional one-year terms under certain circumstances.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in accountants, disagreements, or other events requiring disclosure under this Item.

Item 9A.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s  Chief Executive Officer and  Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2006.  As a result of the material weakness in internal control over financial reporting related to the Company’s accounting for income taxes as discussed below, management has concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2006.

The Company plans to continue to implement several improvements to remediate and remove the material weakness. The Company will continue to strengthen and expand its tax resources in the areas of international tax and tax accounting.  The Company will also conduct a complete review of the internal control structure surrounding all tax processes and aspects to implement additional checks, balances, and reviews to ensure accurate and timely reporting of any significant tax events or transactions.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

With the exception of the item described above, there have been no significant changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting as of December 31, 2006.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended).  The Company’s internal control system was designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company assessed the effectiveness of internal control over financial reporting as of December 31, 2006.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.

Based on this assessment, management identified one material weakness as of December 31, 2006.  A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  The material weakness pertains to the fact that the Company did not maintain effective procedures related to accounting for income taxes, including the determination and reporting of income tax expense and the related balance sheet accounts.  The Company’s attention to certain controls relating to income tax accounts was not adequate and fourth quarter errors in our tax accounts were not detected by management during the year-end financial statement closing process. Specifically, the Company’s year end policy and procedures did not adequately provide for (i) the accurate documentation and management review  of  a tax  exposure  item and (ii) the  accurate preparation of, pre-closing process relating to, and management review of the income tax provision.  Accordingly, management has determined that this deficiency in controls that resulted in the adjustments to our income tax accounts reflects a material weakness. Because of this material weakness, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2006 based on the criteria in Internal Control – Integrated Framework.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, the Company’s independent registered public accounting firm, as stated in their report, which follows.

/s/ Douglas L. Becker
Douglas L. Becker
Chairman and CEO
Laureate Education, Inc.

/s/ Rosemarie Mecca
Rosemarie Mecca
Executive Vice President & CFO
Laureate Education, Inc.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Board of Directors and Stockholders
Laureate Education, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Laureate Education, Inc. did not maintain effective internal control over financial reporting as of December 31, 2006, because of the material weakness described below, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Laureate Education, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. The Company did not maintain effective procedures related to accounting for income taxes, including the determination and reporting of income tax expense and the related balance sheet accounts.  Specifically, the Company’s year end policy and procedures did not adequately provide for (i)  the  accurate documentation  and management  review  of  a tax  exposure  item and (ii) the  accurate preparation of, pre-closing process relating to, and management review of the income tax provision.  As a result, adjustments were made to income tax accounts because errors in the fourth quarter were not detected by management during the year-end financial statement closing process.  This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and this report does not affect our report dated March 1, 2007 on those financial statements.

In our opinion, management’s assessment that Laureate Education, Inc. did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Laureate Education, Inc. did not maintain effective internal control over financial reporting as of December 31, 2006, based on the COSO control criteria.

/s/ Ernst & Young LLP

Baltimore, Maryland
March 1, 2007

Item 9B.  Other Information

None.

PART III.

Item 10.  Directors and Executive Officers of Laureate Education, Inc.

Information required by this item will be either set forth in the Company’s definitive proxy statement and incorporated herein by reference or set forth in an amendment to this Annual Report on Form 10-K.

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

Item 11.  Executive Compensation

       Information required by this item will be either set forth in the Company’s definitive proxy statement and incorporated herein by reference or set forth in an amendment to this Annual Report on Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information required by this item will be either set forth in the Company’s definitive proxy statement and incorporated herein by reference or set forth in an amendment to this Annual Report on Form 10-K.

Item 13.  Certain Relationships and Related Transactions

        Information required by this item will be either set forth in the Company’s definitive proxy statement and incorporated herein by reference or set forth in an amendment to this Annual Report on Form 10-K.

Item 14.  Principal Accountant Fees and Services

        Information required by this item will be either set forth in the Company’s definitive proxy statement and incorporated herein by reference or set forth in an amendment to this Annual Report on Form 10-K.

PART IV.

Item 15.  Exhibits, Financial Statement Schedules

(a)          The following documents are filed as a part of this report:

1.              Financial Statements

The response to this portion of Item 15 is contained in Item 8 of this Report.

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

3.              Exhibits

(a)   Exhibits filed with this report:

Exhibit Number	Description
3.1*	Articles of Amendment and Restatement of the Charter (Exhibit to the Company’s Registration Statement on Form S-1 (Registration No. 33-69558)).
3.2*	Amended and Restated Bylaws dated August 8, 2006, as amended (Exhibit to the Company’s Current Reports on Form 8-K filed August 14, 2006 and January 29, 2007).
4.1*	Specimen Common Stock Certificate (Exhibit to the Company’s Registration Statement on Form S-1 (Registration No. 33-69558)).
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

10.19+*	Form of Restricted Stock Agreement pursuant to the Laureate Education, Inc. 2003 Stock Incentive Plan (Exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-127887)).
10.20+*	Performance Shares Grant Agreement with Douglas L. Becker (Exhibit to the Company’s Form 10-K filed March 11, 2005).
10.21+*	Employment Agreement with Douglas L. Becker (Exhibit to the Company’s Form 10-K filed March 11, 2005).
10.22+*	Laureate Education, Inc. 2005 Stock Incentive Plan, as amended (Exhibit to the Company’s Current Report on Form 8-K filed on June 23, 2005 and the Company’s 2006 Proxy Statement filed on May 1, 2006).
10.23+*	Employment Agreement entered into September 14, 2005 with Ms. Rosemarie Mecca (Exhibit to the Company’s Current Report on Form 8-K filed September 16, 2005).
10.24*

Five Year Credit Agreement dated as of August 16, 2006 among Laureate Education, Inc., Iniciativas Culturales de Espana, SL, The Lenders Party Hereto, J.P.Morgan Chase Bank, N.A., as Facility Agent and J.P.Morgan Europe Limited, as London Agent. (Exhibit to the Company’s Current Report on Form 8-K filed August 22, 2006).

10.25*

First Amendment dated as of October 24, 2006 among Laureate Education, Inc., Iniciativas Culturales de Espana, SL, J.P.Morgan Chase Bank, N.A., as facility agent and collateral agent, J.P.Morgan Europe Limited, as London agent, and the lenders party thereto. (Exhibit to the Company’s Current Report on Form 8-K filed October 26, 2006).

10.26*	Agreement and Plan of Merger dated January 28, 2007. (Exhibit to the Company’s Current Report on Form 8-K filed January 29, 2007).
10.27+*	Executive Retention Agreements dated February 1, 2007. (Exhibit to the Company’s Current Report on Form 8-K filed January 29, 2007).
10.28*	Laureate Education, Inc. 2006 Executive Annual Incentive Plan (Exhibit to the Company’s 2006 Proxy Statement filed May 1, 2006).
10.29*	Revolving Financing Agreement dated as of July 1, 2006, among Walden University, Inc., Wells Fargo and Sallie Mae, Inc. (Exhibit to the Company’s Form 10-Q filed August 4, 2006).
10.30*

Exportss® Agreement of July 1, 2006 among Sallie Mae, Inc., SLM Education Credit Finance Corporation and Wells Fargo Bank, National Association (Exhibit to the Company’s Form 10-Q filed August 4, 2006).

10.31*	Form of Restricted Stock Agreement to the Laureate Education, Inc. 2005 Stock Incentive Plan (Exhibit to the Company’s Current Report on Form 8-K filed August 7, 2006).
10.32*	Form of Nonqualified Stock Option Agreement to the Laureate Education, Inc. 2005 Stock Incentive Plan (Exhibit to the Company’s Current Report on Form 8-K filed August 7, 2006).
10.33*

Form on Nonqualified Stock Option Agreement for Non-Employee Directors to the Laureate Education, Inc. 2005 Stock Incentive Plan (Exhibit to the Company’s Current Report on Form 8-K filed August 7, 2006).

10.34*	Nonqualified Stock Option Agreement entered into on September 29, 2005 with Ms. Rosemarie Mecca (Exhibit to the Company’s Registration on Form S-8 (File No. 333-137804)).
18.01*	Preferability Letter of Ernst & Young LLP for Change in Accounting Principle (Exhibit to the Company’s Quarterly Report on Form 10-Q filed May 10, 2006).
21.01	Subsidiaries of Laureate Education, Inc.
23.01	Consent of Ernst & Young LLP
31(i).01	Certification of Douglas L. Becker pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31(i).02	Certification of Rosemarie Mecca pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification of Douglas L. Becker pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02	Certification of Rosemarie Mecca pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                    Incorporated by reference.

+           Notes: Relates to a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 1, 2007.

LAUREATE EDUCATION, INC.
(Registrant)

By:	/s/Douglas L. Becker
Douglas L. Becker
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on March 1, 2007.

Signature	Capacity

/s/Douglas L. Becker	Director, Chairman of the Board
Douglas L. Becker	and Chief Executive Officer

/s/Rosemarie Mecca	Executive Vice President
Rosemarie Mecca	and Chief Financial Officer

/s/ R. Christopher Hoehn-Saric	Director
R. Christopher Hoehn-Saric

/s/James H. McGuire	Director
James H. McGuire

/s/Isabel Aguilera	Director
Isabel Aguilera

/s/Richard W. Riley	Director
Richard W. Riley

/s/David A. Wilson	Director
David A. Wilson

/s/John A. Miller	Director
John A. Miller

/s/Wolf H. Hengst	Director
Wolf H. Hengst

/s/R. William Pollock	Director
R. William Pollock

Schedule II
Laureate Education, Inc.
Valuation and Qualifying Accounts
(in thousands)

		Additions
Description	Balance at Beginning of Period	Charges to Costs and Expenses	Charges to Other Accounts		Deductions	Balance at End of Period
Year Ended December 31, 2004
Allowance for doubtful accounts	$17,708	14,019	4,120	(1)	(4,792)	$31,055
Deferred tax asset valuation account	$14,915	(3,881)	22,564	(2)	—	$33,598

Year Ended December 31, 2005
Allowance for doubtful accounts	$31,055	19,239	13,283	(1)	(15,243)	$48,334
Deferred tax asset valuation account	$33,598	7,385	—		—	$40,983

Year Ended December 31, 2006
Allowance for doubtful accounts	$48,334	25,368	5,392	(1)	(15,873)	$63,221
Deferred tax asset valuation account	$40,983	7,691	—		—	$48,674

(1)             For the year ended December 31, 2004, other charges consist of reserves acquired through purchase acquisition of  $2,898 and foreign currency translation of $1,222.  For the year ended December 31, 2005, other charges consist of reserves acquired through purchase acquisitions of $13,633 offset by foreign currency translation of $(350).  For the year ended December 31, 2006, other charges consist of reserves acquired through purchase acquisitions of $4,075, and foreign currency translation of $1,317.

(2)             For the years ended December 31, 2004, other charges consisted of valuation allowances provided on deferred tax assets acquired in business combinations of $3,020 and increases of $19,544 to deferred tax assets offset by full valuation allowances.