Form 10-K/A
period 2006-12-31
LAUREATE EDUCATION, INC.
filed 2007-04-30
CIK 912766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2006.

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from                     to                    .

Commission File Number 0-22844

LAUREATE EDUCATION, INC.

(Exact name of registrant as specified in its charter)

Maryland	52-1492296
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1001 Fleet Street, Baltimore, Maryland	21202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (410) 843-6100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which resgistered
Common Stock, par value $0.01	The NASDAQ Stock Market, LLC

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

The registrant is filing this Amendment No. 1 on Form 10-K/A to its annual report on Form 10-K for the fiscal year ended December 31, 2006, to include the information required to be included in Part III of this Form 10-K, which the Company is no longer incorporating by reference to its definitive proxy statement.  No other information contained in the original filing is amended hereby. This amendment does not modify or update disclosures in the original filing. Furthermore, except for the matters described above, this amendment does not change any previously reported financial results, nor does it reflect events occurring after the date of the original filing.

PART III.

Item 10.  Directors and Executive Officers of Laureate Education, Inc.

Information Relating to Laureate Directors and Named Executive Officers

The following information sets forth the names, ages and titles of the directors of Laureate Education, Inc. (the “Company” or “Laureate”) and the Company’s Chief Executive Officer, Chief Financial Officer and other executive officers named in the Summary Compensation Table on page 14 (collectively, the “Named Executive Officers”) and our directors, their present principal occupations and their business experience during the past five years. During the last five years, none of Laureate, its Named Executive Officers or directors has been (i) convicted in a criminal proceeding (excluding traffic violations and similar misdemeanors) or (ii) a party to any judicial or administrative proceeding (except for matters that were dismissed without sanction or settlement) that resulted in a judgment, decree or final order enjoining such person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws. With the exception of Ms. Aguilera, who is a citizen of Spain, Mr. Appadoo, who is a citizen of the United Kingdom, and Mr. Pollock, who is a citizen of Canada, all of the directors and Named Executive Officers listed below are U.S. citizens. The business address of each director or officer listed below is c/o Laureate Education, Inc., 1001 Fleet Street, Baltimore, Maryland, 21202; (410) 843-6100.

Directors

Douglas L. Becker, 41,  Director Since 1986

Mr. Becker has been Chairman and Chief Executive Officer of Laureate since February 2000. From April 1993 until February 2000, served as the Company’s President and Co-Chief Executive Officer.

R. Christopher Hoehn-Saric, 44,  Director Since 1986

Mr. Hoehn-Saric assumed the position of Chief Executive Officer and a Director of Educate, Inc. in June 2003. From February 2000 to June 2003, Mr. Hoehn-Saric was the Chairman and Chief Executive Officer of Sylvan Ventures, LLC, an affiliate of Laureate.

James H. McGuire, 63,  Director Since 1995

Mr. McGuire has served as President of NJK Holding Company since 1992.

R. William Pollock, 78,  Director Since 1995

Mr. Pollock serves as Chairman of the Board of Drake Holdings Limited, a company that owns interests in various businesses throughout the world, and has served in that capacity for more than the past five years. Mr. Pollock is also a director of DiscoverWare Inc. in Canada.

John A. Miller, 53,  Director Since 2001

Mr. Miller is the President and Chief Executive Officer of North American Corporation of Illinois. Mr. Miller has served in this capacity for more than the past five years. Mr. Miller is also a director of Atlantic Premium Brands, Inc. and Sally Beauty Holdings (previously Alberto Culver Company).

Richard W. Riley, 74,  Director Since 2001

Mr. Riley is currently a senior partner with the law firm of Nelson Mullins Riley & Scarborough, L.L.P. and has been a partner at that firm for the past five years. From 1993 until 2001, Mr. Riley served as U.S. Secretary of Education. Mr. Riley was Governor of South Carolina from 1979 through 1987.

David A. Wilson, 65,  Director Since 2002

Mr. Wilson has been President and Chief Executive Officer of the Graduate Management Admission Council, a not-for-profit education association which provides the GMAT (Graduate Management Admission Test), since 1995.

Wolf H. Hengst, 63,  Director Since 2003

Mr. Hengst was President of Worldwide Hotel Operations for Four Seasons Hotels and Resorts from 1998 until his retirement in December 2006.

Isabel Aguilera, 46,  Director Since 2005

Ms. Aguilera has been Managing Director of Google, Inc. for Spain and Portugal since January 2006. From May 2002 through July 2005, Ms. Aguilera was the Chief Operating Officer of NH Hoteles. For five years prior to that, Ms. Aguilera was Chief Executive Officer and Director of Dell Computer Corporation for Spain, Italy and Portugal. Ms. Aguilera also serves as a director and member of the Executive Committee for Indra Sistemas in Spain.

Executive Officers

Raph Appadoo, 57

Mr. Appadoo has served as President of Laureate and President of Laureate’s Campus-Based Europe division since June 2003. From February 2000 through May 2003, Mr. Appadoo served as President and Chief Executive Officer of Sylvan International Universities, Inc., a predecessor to Laureate’s Campus-Based Europe division.

William C. Dennis, Jr., 63

Mr. Dennis has served as President of Laureate’s Campus-Based Latin America division since June 2003. From October 2001, when Mr. Dennis joined the Company, through May 2003, he served as Chief Operating Officer and Chief Financial Officer of Laureate’s campus-based operations.

Rosemarie Mecca, 51

Ms. Mecca joined Laureate on October 1, 2005 as its Executive Vice President and Chief Financial Officer. From September 2001 to September 2005, Ms. Mecca served as Executive Vice President, Chief Financial Officer and Chief Information Officer of the Shell Chemicals companies.

Paula R. Singer, 52

Ms. Singer has been President and Chief Executive Officer of Laureate’s On-Line Education division since July 2001.

Information Regarding the Laureate Board and Committees

The Laureate Board has three standing committees: an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee. Each member of the Audit, Compensation, and Nominating and Corporate Governance Committees is independent as defined under current National Association of Securities Dealers Automated Quotation (“Nasdaq”) Global Market listing standards.

The Audit Committee meets with Laureate’s independent auditors to: (i) review whether satisfactory accounting procedures are being followed by Laureate and whether its internal accounting controls are adequate, (ii) monitor audit and non-audit services performed by the independent auditors, (iii) approve fees charged by the independent auditors, and (iv) perform all other oversight and review of the Company’s financial reporting process. The Audit Committee also reviews the performance of the independent auditors and annually selects the firm of independent auditors to recommend to the stockholders to audit the Company’s financial statements. During 2006, independent directors David A. Wilson, James H. McGuire, and John A. Miller were the members of the Audit Committee.  David A. Wilson serves as the Chairman of the Audit Committee, and the Board of Directors has determined that Mr. Wilson is a financial expert for purposes of Securities and Exchange Commission (“SEC”) Regulation S-K, Item 401(h). There were nine meetings of the Audit Committee during 2006. The Audit Committee Charter is available on the Laureate website at www.Laureate-inc.com.

The Compensation Committee establishes the compensation for the Chief Executive Officer and approves recommendations for the other executive officers of Laureate and generally reviews benefits and compensation for all officers and employees. It also administers Laureate’s stock option plans. During 2006, independent directors James H. McGuire (Chairman), John A. Miller, Wolf H. Hengst and Isabel Aguilera comprised the Compensation Committee. There were four meetings of the Compensation Committee during 2006. The report of the Compensation Committee required by the rules of the SEC follows beginning on page 4. The Compensation Committee Charter is available on the Laureate website at www.Laureate-inc.com.

The Nominating and Corporate Governance Committee screens and evaluates candidates for vacancies on the Laureate Board of Directors and committees thereof, reviews Board compensation matters, and reviews and monitors corporate governance matters. During 2006, independent directors Richard W. Riley (Chairman), R. William Pollock and David A. Wilson were the members of the Nominating and Corporate Governance Committee, which met on five occasions. The Nominating and Corporate Governance Committee Charter is available on the Laureate website at www.Laureate-inc.com.

In evaluating and determining whether to nominate a candidate for a position on Laureate’s Board, the Nominating and Corporate Governance Committee will consider the criteria outlined in the Company’s corporate governance policy, which include high professional ethics and values, relevant management and/or educational experience and a commitment to enhancing shareholder value. In evaluating candidates for nomination, the Nominating and Corporate Governance Committee utilizes a variety of methods. The Nominating and Corporate Governance Committee regularly assesses the size of the Board, whether any vacancies are expected due to retirement or otherwise, and the need for particular expertise on the Board. Candidates may come to the attention of the Nominating and Corporate Governance Committee from current Board members, shareholders, professional search firms, officers or other persons. The Nominating and Corporate Governance Committee will review all candidates in the same manner regardless of the source of the recommendation, including a shareholder.

Under the Bylaws, as amended, nominations for Director may be made only by the Board of Directors or a committee thereof or by a shareholder of record who delivers notice along with the additional information and materials required by the Bylaws to the Corporate Secretary not less than 90 days and no more than 120 days before the first anniversary date of the mailing date for the preceding year’s annual meeting.  Interested parties may obtain a copy of the Bylaws by writing to the General Counsel/Corporate Secretary at Laureate Education, Inc., 1001 Fleet Street, Baltimore, Maryland 21202. A copy of the Bylaws, as amended, has been filed with the SEC.  The Board has adopted Corporate Governance Guidelines drafted by the Nominating and Corporate Governance Committee. These guidelines are available on the Laureate website at www.Laureate-inc.com.

Laureate has adopted a Code of Ethics and Conduct that applies to all of its Directors, officers (including its Chief Executive Officer, Chief Financial Officer, Controller and any person performing similar functions) and employees, generally. The Company has conducted training sessions at each of its locations and at each of its universities for all levels of employees and officers. The Company provides all of its significant vendors with a copy of the Code and maintains a hotline in four languages to allow for communication of any concerns. In satisfaction of the requirements of SEC Regulation S-K, Item 406(d), the Company intends to post on its website, www.Laureate-inc.com, any amendment to, or waiver of, any provision of the Code that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Company has not granted any such waiver and does not anticipate ever granting such a waiver. Laureate has made the Code of Ethics and Conduct available on its website at www.Laureate-inc.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Based upon the Company’s records and other information, the Company believes all of its Directors and Executive Officers and other stockholders who may own 10% or more of Laureate Common Stock have complied with the requirements of the Securities and Exchange Commission to report ownership and transactions that change ownership, with the following exceptions.  Ms. Aguilera and Ms. Mecca became subject to the requirements of Section 16(a) of the Securities Exchange Act, as amended in February 2005 and October 2005, respectively, and did not file the required Forms 3 until January 2007 and September 2006, respectively.  Mr. Miller filed a Form 4 reporting changes in ownership on April 27, 2007 to disclose (i) Laureate common stock he held when he became a Laureate director but which had not been previously reported, (ii) two August 2005 open-market acquisitions of options to acquire Laureate common stock, (iii) his January 2006 annual non-employee director stock option grant, (iv) the February 2006 acquisition of Laureate common stock through exercise of his August 2005 market-purchased options, (v) the February 2007 acquisition of Laureate common stock through exercise of August 2006 market-purchased options and (vi) the January 2007 disposition of indirectly held shares of Laureate Common Stock.  Additionally, Ms. Aguilera and Messrs. Hengst, McGuire, Hoehn-Saric, Riley and Wilson did not report their January 2006 annual non-employee director stock option grant until January 2007.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

The Compensation Committee consists of Messrs. Hengst, McGuire and Miller and Ms. Aguilera. All of the members of the Compensation Committee as presently constituted are independent Directors and do not have compensation committee interlocks.

Item 11. Executive Compensation

Compensation Committee Report

The Compensation Committee of the Board of Directors of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management.  Based on its review and discussions with management, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment No. 1 to the Company’ s Annual Report on Form 10-K/A for the year ended December 31, 2006.  This report is provided by the following independent directors, who comprise the committee:

THE COMPENSATION COMMITTEE

James H. McGuire, Chairman
Isabel Aguilera
Wolf H. Hengst
John A. Miller

Compensation Discussion and Analysis

The Compensation Committee is responsible for establishing, implementing and evaluating the Company’s employee compensation and benefit programs. The Compensation Committee annually evaluates the performance of the Chief Executive Officer and the other executive officers of the Company. The Compensation Committee ensures that the total compensation paid to the Named Executive Officers as well as other senior officers of the Company (collectively with the Named Executive Officers, the “Executive Team”) is fair, reasonable and competitive.  Generally, the types of compensation and benefits provided to the Named Executive Officers are similar to those provided to other members of the Executive Team.

Executive Compensation Strategy

The goal of our executive compensation program is to create long-term value for our shareholders while at the same time rewarding our executives for superior financial and operating performance and encouraging them to remain with the Company for long, productive careers.  The Compensation Committee believes that the most effective way to achieve this goal is to design an executive compensation program that rewards the achievement of specific annual, long-term and strategic goals by the Company, and which aligns executives’ interests with those of the shareholders by rewarding performance above established goals, with the ultimate objective of improving shareholder value.  This philosophy is used by the Compensation Committee as the foundation for evaluating and improving the effectiveness of the executive pay program. The following are the core elements of the Company’s executive compensation strategy:

•                                          Market Competitive.   Executive compensation levels and programs should be competitive with companies of similar size and performance to Laureate on a global basis;

•                                          Performance Based.   A majority of executive compensation should be performance-based, resulting in pay that is “at risk,” based on short-term and long-term goals and objectives;

•                                          Shareholder Aligned.   Incentives should be structured to create a strong alignment between executives and shareholders on both a short-term and a long-term basis; and

•                                          Financially Efficient.   Pay programs and features should attempt to minimize the impact on earnings and maximize tax benefits to the Company, all other things being equal.

By incorporating these elements, the Compensation Committee believes that the executive compensation program is responsible and effective in attracting, motivating and retaining the level of talent necessary to successfully grow and manage the Company’s business.

Process for Determining Compensation

The Compensation Committee is responsible for establishing the compensation policies for the Named Executive Officers and other members of the Executive Team, evaluating performance of the Executive Team and setting compensation for each of the Named Executive Officers based on those policies and the performance of each executive.   In addition, the Compensation Committee approves all equity awards for the Named Executive Officers. Each year, the Company’s compensation process begins in September, when the Company’s senior management meets to set the next year’s budgets.  Ninety percent of the performance goals related to compensation are linked to the Company’s annual budget.  Using the budgets set in September, in December each year, the Board of Directors approves the Company’s target Earnings per Share, Operating Income and Student Enrollment for the following year.  In February, the Compensation Committee meets to review the Executive Team’s past year’s performance and to finalize new individual goals for the Company’s Executive Team.  In March, the Compensation Committee certifies the extent to which the prior year’s performance goals have been achieved and authorizes the payment of any earned incentive compensation.

Each year, prior to the February Compensation Committee meeting, the Chief Executive Officer and Executive Vice President—Director of Corporate Operations review the performance of each member of the Executive Team (other than the Chief Executive Officer, whose performance is reviewed only by the Compensation Committee).  The conclusions reached and recommendations based on these reviews, including with respect to salary adjustments and annual award amounts, are then presented to the Compensation Committee at its February meeting. The Compensation Committee reviews those recommendations and exercises its discretion in modifying any recommended adjustments or awards to executives.  Decisions regarding the non-equity incentive compensation of other employees are made by the Chief Executive Officer and Executive Vice President—Director of Corporate Operations.

The Compensation Committee works with Mercer Human Resource Consulting (“Mercer”), an outside global human resources consulting firm, for advice and perspective regarding market trends that may impact decisions the Company makes about its executive compensation program and practices.  Some of the services Mercer provides to the Compensation Committee include meeting with senior executives of the Company to understand current and future business objectives and compensation design implications; reviewing existing equity compensation documents with the Compensation Committee and proposing changes, if necessary, to keep the Company current with industry trends and requirements and concerns of the Company’s shareholders, including its institutional shareholders; assisting with the development of conceptual designs for future equity incentive programs; and providing the Compensation Committee with relevant market data and alternatives to consider when making compensation decisions for the Chief Executive Officer and other members of the Executive Team.

In conducting its latest review of executive compensation levels, the Compensation Committee compared executive compensation against two different groups.  The first group consisted of the following 7 U.S.-based education companies:  Apollo Group, Inc.; Career Education Corporation, Corinthian Colleges, Inc.; Devry Inc.; Education Management Corporation; ITT Educational Services Inc.; and Strayer Education, Inc. However, the Compensation Committee believes that, as a general rule, the Company does not compete for talent among domestic education companies.  Rather, the Compensation Committee believes the market for the Company’s executive talent includes large international, financially complex companies with revenues between $500 million and $2 billion and double-digit growth and profitability over the last three years. Therefore, the second group studied consisted of the following 17 companies in various industry groups, each of which has significant global operations and high sustained growth rates, profitability and total shareholder returns (the “High-Performing Peer Group”):

High-Performing Peer Group

• Invitrogen Corporation	• MEMC Electronic Materials, Inc.
• Albemarle Corporation	• MKS Instruments, Inc.
• Sandisk Corporation	• Skyworks Solutions, Inc.
• Roper Industries Inc. / DE	• Mercury Interactive Corporation
• Littlefuse, Inc.	• Coach Incorporated
• Scientific Games Corporation	• Quiksilver, Inc.
• Tempur Pedic Intl. Inc.	• NII Holdings, Inc.
• Lincoln Electric Holdings, Inc.	• Western Wireless Corporation – Class A
• Schnitzer Steel Industries – Class A

Given the Compensation Committee’s expectation that, over the long term, Laureate will continue to generate shareholder returns in excess of the average of its peer group, the Compensation Committee set 2006 compensation for the Named Executive Officers at the 50th percentile of compensation paid to similarly situated executives of the companies comprising the High-Performing Peer Group. A significant percentage of total compensation is allocated to variable compensation that is paid only upon achievement of performance objectives as a result of the Compensation Committee’s “at-risk” philosophy.  Based on the results of a competitive market study prepared by Mercer, the Compensation Committee believes that the total compensation opportunity for the Company’s executives (including the Chief Executive Officer and the other Named Executive Officers in the Summary Compensation Table) is fully competitive while being responsible to the Company’s shareholders.

Compensation Program Components and Performance Measures

Laureate’s executive compensation program consists of the following core components:

•         Base Salary

•         Annual Incentive Opportunity

•         Long-Term Incentive Opportunity

When reviewing executive compensation levels, each component of compensation is reviewed independently, and the total pay package is reviewed in the aggregate. However, the Compensation Committee believes that an important component of aligning the interests of shareholders and executives is to place a strong emphasis on “at risk” compensation linked to Company performance.  In 2006, the mix of the three components of executive compensation was:  base salary, 23.8%; annual incentive opportunity, 24.8%; and long-term incentive opportunity, 51.4%.  Therefore, in 2006, approximately 76.2% of the compensation for the Named Executive Officers was “at-risk.”

The Compensation Committee has identified several factors that are critical to the success of the business, including revenue growth, enrollment growth, earnings per share growth and return on invested capital. These types of measures, in various combinations, are incorporated into the Company’s variable pay plans—including annual incentives, stock options, restricted stock and long-term cash incentives. Depending on the plan and the participant, performance is measured on both a short-term (typically one year) and a long-term (typically 3-4 years) basis, for the entire Company and for divisions within the Company (based on business and/or geography), and these factors are intended to address both absolute and relative performance.

The Compensation Committee also reviews non-financial factors as part of the overall evaluation of performance. Such non-financial factors typically include customer outcomes (e.g. graduation rates), personal stretch objectives, leadership effectiveness, process excellence and talent management. The Compensation Committee believes that non-financial measures are often “leading indicators” of financial performance and are especially important to a rapidly growing and geographically dispersed company like Laureate.

Base Salary.  The Company provides the Named Executive Officers and its other employees with base salary to compensate them for services rendered during the fiscal year. Base salary for each member of the Executive Team is determined for each executive based on his or her position and responsibility after considering the following primary factors:

•         market data provided by our outside consultant;

•         internal review of the executive’s compensation, both individually and relative to other officers; and

•         individual performance of the executive.

Salary levels are typically considered annually as part of the Company’s performance review process as well as upon a promotion or other change in job responsibility. Merit-based increases to salaries of members of the Executive Team are based on the Compensation Committee’s assessment of the individual’s performance.  Base salaries are the smallest component of executive compensation at Laureate. Current base salaries are believed to be competitive at the market median. In 2006, the average salary increase for the Named Executive Officers in the Summary Compensation Table, excluding the Chief Executive Officer, was 4.3%.  The Chief Executive Officer’s base salary increased by 4.0% from 2005 to 2006.  A more complete discussion of the Chief Executive Officer’s compensation follows on page 11, under the heading “Chairman and Chief Executive Officer Compensation.”

Incentive Opportunity.  Company executives are given the opportunity to earn annual and long-term incentive compensation if certain business and individual performance goals are met. Each December, the Board of Directors approves the Company’s official business plan for the coming year.  The Board believes that the targets set in the business plan should be attainable, but only with considerable effort.  Based on the Company’s official business plan and the Company’s short- and long-term “stretch” targets contained therein, the Compensation Committee sets annual and long-term threshold, target and maximum incentive compensation levels for each member of the Executive Team.  The “threshold” level is that performance level below which the Compensation Committee has determined no incentive compensation should be paid.  Therefore, the Compensation Committee sets the incentive threshold at a level it believes there is a 90% probability of achieving.  Typically, the “target” level is that level which the Compensation Committee believes there is a 50% - 60% probability of reaching.  The “maximum” incentive level is that performance level which the Compensation Committee anticipates there is only a 10% probability of attaining.  In determining the probabilities of achieving various performance goals, the Compensation Committee, with Mercer’s assistance, studies historical performance and volatility, projected business plans, size of operation, anticipated market conditions and the opinions of the Company’s operating and financial staffs.

Annual Incentive Opportunity.  The 2006 Executive Annual Incentive Plan (the “AIP”) is an annual cash incentive program designed to create a link between executive compensation and individual and business performance. The AIP provides guidelines for the calculation of annual non-equity incentive based compensation after assessing the executive’s performance against pre-determined quantitative and qualitative measures within the context of the Company’s overall performance.

At its October meeting each year, the Compensation Committee considers whether an AIP should be established for the succeeding year and, if so, approves the group of employees eligible to participate in the AIP for that year. The AIP includes various incentive levels based on the participant’s accountability and impact on Company operations, with target award opportunities that are established as a percentage of base salary. In 2006, these targets ranged from 75% of base salary to 120% of base salary for the Named Executive Officers and were competitive with annual incentives provided by other companies in the High-Performing Peer Group. Actual non-equity incentive awards are based on the assessment of each executive’s individual performance for the year, the assessment of the Company’s overall performance and/or the financial, operational and strategic performance of the business unit for which the executive is responsible.

For the year ended December 31, 2006 (“fiscal 2006”), in addition to having to meet certain individual goals, the AIP required pre-set threshold, target or maximum levels for Earnings per Share, Enrollment Growth and Operating Income to have been met before any annual incentive compensation could be earned by the Executive Team.  The impact each of these goals had on whether and how much a particular executive earned for his or her annual incentive compensation depended on the executive.  In February and March 2007, the Compensation Committee approved annual incentive awards for the Named Executive Officers, each of whom met or exceeded the target Company and individual performance levels set for fiscal 2006.  These incentive awards are included in the column of the Summary Compensation Table labeled “Non-Equity Incentive Plan Compensation” on page 14.  The Compensation Committee believes that these award levels appropriately reflect the performance of the Company and its executives given significant improvements in enrollment, operating income and earnings per share during the year.

Below is information setting forth, for each of the Named Executive Officers, the weight of each of the components and the amount of incentive compensation earned in fiscal 2006, as a percentage of the Named Executive Officer’s base salary, the amounts each of the Named Executive Officers earned using this formula and the amounts awarded to the Named Executive Officers for 2006 performance under the AIP:

Executive	Annual Bonus % of Base	EPS % of Bonus	Enrollment % of Bonus	Operating Income % of Bonus	Individual Goals % of Bonus	Calculated Bonus	Approved Bonus
Doug Becker	120%	50%	25%	0%	25%	$954,472	$900,000
Raph Appadoo	100%	25%	25%	25%	25%	$507,585	$507,000
Bill Dennis	120%	25%	25%	25%	25%	$797,939	$797,000
Rosemarie Mecca	75%	50%	0%	0%	50%	$572,464	$572,000
Paula Singer	100%	25%	25%	25%	25%	$414,131	$414,000

The Compensation Committee determined that the Chief Executive Officer’s bonus should be reduced from the calculated amount because the audit of the Company’s financial statements resulted in the disclosure by management of certain material weaknesses in oversight functions.  A more complete discussion of the Chief Executive Officer’s compensation follows on page 11, under the heading “Chairman and Chief Executive Officer Compensation.”

Long-Term Incentive Opportunity.  The use of long-term incentives creates a link between executive compensation and long-term performance and creates alignment between executive and shareholder interests. Long-term incentive awards are currently granted under Laureate’s 2005 Stock Incentive Plan. The 2005 Stock Incentive Plan is an omnibus plan providing the flexibility to grant a variety of long-term incentive award types, including stock options, restricted stock, restricted stock units, stock appreciation rights and cash awards. A total of 5,250,000 shares have been approved by our shareholders for issuance under the 2005 Stock Incentive Plan, with a maximum of 1,312,500 shares to be granted in the form of non-option awards.

The Compensation Committee considers the following criteria in determining the long-term incentive opportunities for the Executive Team:  Performance orientation, shareholder alignment, shareholder dilution, annual share consumption, share availability, accounting cost, tax efficiency, retention power and overall program effectiveness. The following is a description of each element of the Company’s long-term incentive program:

•              Stock Options.   Historically, stock options have been a core element of long-term incentive opportunity at Laureate. Stock options granted under the 2005 Stock Incentive Plan have an exercise price at least equal to fair market value on the date of grant, have a 7-year term and vest over a four year period, with 25% vesting on the one year anniversary of grant and an additional 6.25% vesting each quarter thereafter for the remaining three years. The value of stock options to each grantee is entirely dependent on stock price appreciation beyond the date of grant.  With the exception of options granted to new hires, which are generally granted effective the date employment begins, stock options are granted to the Executive Team and all other employees only at regularly scheduled Compensation Committee or Board meetings. In light of factors such as share constraints, option expensing and equity overhang, beginning in 2006, the Compensation Committee is committed to following a “portfolio” approach toward long-term compensation.  As a result, stock options are now a smaller part of long-term executive compensation, with 2006 stock option value representing, as of December 31, 2006, only 33.1% of total targeted long-term compensation opportunities.

•              Performance-Based Vesting Restricted Stock.   In late 2005 and, in the case of the Chief Executive Officer, in June 2006, the Compensation Committee granted members of the Executive Team, including the Named Executive Officers, an aggregate of 140,000 shares of performance-based vesting restricted stock (collectively, the “restricted shares”).  This equity compensation is deemed to be “restricted” because, although the grantees can vote the restricted shares, the restricted shares cannot be transferred and are subject to forfeit unless and until certain financial goals are achieved. Generally, the restrictions on the restricted shares lapse ratably on March 31 each year, beginning in 2007, assuming the Company’s financial results for the immediately preceding year met the goals stated in the executive’s grant agreement.  The restrictions lapse for Named Executive Officer-restricted shares if earnings per share and total revenue goals for 2006, 2007, 2008 and 2009 are met.  These goals were based on the Company’s business plan adopted in December 2005.  The four-year goals for certain other executives are, in many cases, more directly related to division operating goals, also as set forth in the Company’s December 2005 business plan.  On March 21, 2007, the Compensation Committee certified that the 2006 goals for all restricted shares had been met, and all transfer and forfeitability restrictions on 25% of the restricted shares lapsed on March 31, 2007.  In the event restrictions do not lapse as to 25% of the restricted shares in either March 2008 or 2009 because performance goals are not achieved in 2007 or 2008, respectively, the restrictions for that share tranche will lapse on the first to occur of March 31, 2009, 2010 or 2011, if the financial goals for 2008, 2009 or 2010, as applicable, are achieved.  If the financial goals for 2010 are not achieved, any restricted shares for which restrictions have not lapsed will be forfeited. The value of the restricted shares represented, as of December 31, 2006, 31.7% of the total 2006 targeted long-term compensation opportunities. The Compensation Committee believes that disclosing the actual targets in this Amendment would put the Company at a competitive disadvantage; however, the performance objectives which must be met in order for the restrictions to lapse each year parallel the performance objectives in the AIP and the Cash LTIP.

•              Cash LTIP.   In early 2006, the Compensation Committee approved for the members of the Executive Team and other key employees a cash award opportunity (expressed as a percent of 2006 base salary) tied to a combination of three financial and operating goals over a 3-year period, ending December 31, 2008 (the “Cash LTIP”).  A targeted long-term incentive value is allocated among the various elements of the Cash LTIP for each participant. The mix of elements determining a participant’s award depends on his or her scope of responsibility, performance impact and geography.  For certain key employees, including the Named Executive Officers, the targeted value used to determine current award levels reflects approximately four times the targeted annualized long-term incentive value. This essentially “front-loads” the long-term incentive grants into the current year in lieu of receiving equity grants in each of the next four years. The Compensation Committee believes the front-loaded grant allocation is consistent with its pay strategy and the Company’s business imperatives because of the strong performance-orientation of the program, the focus this creates on performance over the next four years, the proven ability of the core leadership team and the need to motivate and retain these key leaders. Maximum award levels under the Cash LTIP are capped at 200% of target for each participant.  The value of the Cash LTIP represented, as of December 31, 2006, 35.2% of the total 2006 targeted long-term compensation opportunities.  The Compensation Committee believes that disclosing the actual targets would put the Company at a competitive disadvantage.

For the Named Executive Officers, the Cash LTIP goal combination and proportionate weighting of those goals is set forth below:

Performance Criteria	Criteria Definition	Bonus Weighting	Bonus Factor

Earnings per Share	The Company’s Earnings Per Share f or the year- ended December 31, 2008.	50%	Maximum: Target: Threshold:	200% 100% 50%

Enrollment Growth	Net enrollment growth from January 1, 2006 through December 31, 2008	30%	Maximum: Above Target: Target: Threshold:	200% +5% for every [xx] above target 100% 50%

Return on Invested Capital	Return on capital invested in Board approved projects through 2008	20%	Maximum Above-Target Target: Threshold:	200% +5% for every [xx] above target 100% 50%

While the Compensation Committee originally determined to adjust award levels up or down over the 3-year period based on Laureate’s performance relative to the S&P Super 1500 Index, the Compensation Committee later concluded that the difficulty and expense to administer this component outweighed its benefits.  Therefore, the Compensation Committee removed total shareholder return as a component of the Cash LTIP, thereby making those awards ineligible for deductibility under Section 162(m) of the Internal Revenue Code.  See “Tax and Accounting Implications” beginning on page 12 for a discussion of deductibility of compensation, generally.  Despite this result, the Compensation Committee believes the amendments to the Cash LTIP were advisable to reduce expense variability and simplify administration of the Cash LTIP.

Other Compensation.

Deferred Compensation.  The Company offers an annual non-qualified deferred compensation plan, intended to promote executive retention by providing a long-term savings opportunity on a tax-efficient basis to approximately 64 eligible Company employees plus the members of the Board of Directors who are subject to U.S. federal income taxes.  The Named Executive Officers are eligible to participate in the plan, but only the Chief Executive Officer and the Chief Financial Officer elected to participate during 2006.  The plan allows executives to defer up to 100% of their salaries and annual bonuses, with interest earned at market rates on deferred amounts and payout following employment termination.  The Chief Executive Officer deferred $422,000 of his 2006 salary and annual bonus, and the Chief Financial Officer deferred $210,900 of her 2006 annual bonus.  Because interest on contributions is earned at market rates, it is not disclosed as compensation in the Summary Compensation Table on page 14.  All amounts deferred under the plan are unfunded and unsecured obligations of the Company, receive no preferential standing and are subject to the same risks as any of the Company’s other general obligations.  On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law, changing the tax rules applicable to nonqualified deferred compensation arrangements.  While the final regulations have not become effective yet, the Company believes it is operating in good faith compliance with the statutory provisions which were effective January 1, 2005.

Benefits and  Perquisites.  The Company provides various employee benefit programs to our executive officers, including medical, dental and life insurance benefits and our 401(k) Retirement Savings Plan. These benefit programs are generally available to all of our employees.  Executives, including the Named Executive Officers, also receive a car allowance and access to the Pinnacle Care Health Consulting Service, benefits not available to the employees, generally.  Pinnacle Care is a medical concierge service which provides advice and other assistance with health care decisions.  Additionally, the Company pays the premium on a $2.5 million life insurance policy for the Chief Executive Officer and allows him personal use of a plane in which the company owns a 20% time-share interest.  A more complete description,  and the value to the Chief Executive Officer, of these items is included below under the heading “Chairman and Chief Executive Officer Compensation” and in the Summary Compensation Table under the “All Other Compensation” column on page 14.

Severance and Change in Control Benefits.  In connection with the proposed merger between the Company and L Curve Sub, Inc., an entity owned by an investment group of which the Company’s Chief Executive Officer is a part, the Company entered into executive retention agreements with the Executive Team, including the Named Executive Officers (“Executive Retention Agreements”).  The Executive Retention Agreements provide certain severance payments and benefits, including payments and benefits in connection with the executive’s termination and/or a change of control, and supersede any prior agreements any member of the Executive Team may have entered into with the Company.  The proposed merger qualifies as a “change of control” for purposes of the Executive Retention Agreements.  A detailed explanation of the severance and change of control benefits included in the Executive Retention Agreements follows on page 18 under the heading “Change of Control and Severance Agreements.” As of April 27, 2007, the Chief Executive Officer had not executed an Executive Retention Agreement.

Chairman and Chief Executive Officer Compensation

The terms of Mr. Becker’s employment are set forth in an employment agreement dated June 30, 2004, which expires on June 30, 2007.  Pursuant to the terms of this agreement, Mr. Becker (i) receives an annual base salary of at least $500,000, (ii) is eligible for annual incentive bonuses targeted at 100% of his base salary, (iii) received a grant of 166,000 performance share units which vested between December 31, 2004 and January 1, 2007 upon achievement of specified performance goals, (iv) is reimbursed for up to $50,000 of travel expenses incurred by his family each year when they accompany him on business trips and (v) is the beneficiary of a $2.5 million life insurance policy for which the Company pays the premiums. In reviewing and approving 2006 compensation actions for the Company’s Chairman and Chief Executive Officer, the Compensation Committee evaluated Laureate’s performance in 2006 versus goals identified for both financial and non-financial factors. Notable Company financial accomplishments in 2006 included revenue growth of 31%, earnings per share growth of 18%, and new enrollment growth of 24% from 2005. This level of achievement in 2006 is consistent with sustained performance improvements over the last three years; with 3-year revenue growth of 33%, earnings per share growth of 11%, and new enrollment growth of 24%.

In addition to strong financial and shareholder results, the Compensation Committee assessed the performance of the Chairman and Chief Executive Officer against non-financial factors. Notable non-financial accomplishments in 2006 included continued success in recruiting top talent to Laureate in critical executive roles, the integration of several strategic acquisitions in key geographies around the world, expansion into China and Brazil and the launch of key network initiatives.  In its review of the Chief Executive Officer’s 2006 performance, the Compensation Committee took note of the fact that the Company’s management concluded that as of both December 31, 2006 and December 31, 2005, the Company had not maintained effective internal control over financial reporting related to the Company’s accounting for income taxes and that this control deficiency resulted in a material weakness disclosed in the Company’s 2006 audited financial statements.  This was a factor in determining the Chief Executive Officer’s 2006 annual incentive compensation.

Overall, the Compensation Committee believes that the financial and non-financial performance of the Chairman and Chief Executive Officer has been and continues to be exceptional and that with his continued leadership the Company is well positioned for continued growth and shareholder value creation. Based on this assessment, and competitive market data from the High-Performing Peer Group, the Compensation Committee took the following actions with respect to Mr. Becker’s compensation in 2006 and 2007:

•                  An annual incentive award in the amount of $900,000 was approved for Mr. Becker under the Company’s annual incentive plan for 2006 performance.

•                  Mr. Becker’s annual incentive target for 2007 was set at 120% of base salary, with a maximum opportunity of 240% of base salary if maximum performance results are achieved.

•                  Mr. Becker’s base salary was increased to $645,840 in 2007, only a 3.5% increase from his 2006 base salary.

The Compensation Committee believes that the Chief Executive Officer compensation package, as described above and throughout this report, is market-based and performance-aligned and that it facilitates the retention and motivation of the Chief Executive Officer, which is critical to the Company’s continued success.  In determining the mix of cash and equity incentive compensation for Mr. Becker, the Compensation Committee determined that it was appropriate for Mr. Becker’s incentive compensation to be more heavily weighted toward cash rather than equity when compared to the other Named Executive Officers due to Mr. Becker’s longstanding and significant shareholdings in the Company.

Stock Ownership Guidelines

In February 2006, the Compensation Committee adopted stock ownership guidelines for the Executive Team as well as for other less senior officers of the Company. The stock ownership guidelines are share-denominated and set forth a minimum stock ownership level that must be achieved and maintained by each executive. The specific ownership requirements are based on the executive’s level of responsibility, accountability and role within the Company. The Compensation Committee believes that the share retention policy lengthens the relevant performance horizon of long-term incentive awards and further aligns executive and shareholder interests. The Compensation Committee will annually review compliance with the policy and will consider this information when reviewing and approving any changes to executive compensation arrangements, including any subsequent long-term incentive awards.

Under this policy, the Chief Executive Officer and each of the other Named Executive Officers were required to own 60,000 shares and 40,000 shares of Laureate Common Stock, respectively, by March 31, 2006.  Other officers of the Company are required to own up to 10,000 shares of Common Stock by the end of 2008, with the number dependent on the officer’s responsibility level.  Under this policy, shares owned outright by the executive or his or her immediate family members residing in the same household, shares held by the executive in the Company’s 401(k) Retirement Savings Plan, shares of restricted stock (vested and non-vested) held by the executive, shares acquired and held upon stock option exercises and shares held in trust for the benefit of the executive or their families all are counted in determining whether the executive has met the Compensation Committee’s stock ownership policy.  Compliance with all company policies is the expected behavior for all employees. An executive’s failure to abide by these guidelines may result in adverse consequence to the employee, including but not limited to the reduction of subsequent equity incentive awards or removal from participation in the Company’s equity incentive program(s).  As of December 31, 2006, each of the Named Executive Officers was in compliance with the  stock ownership guidelines.

Tax and Accounting Implications

As part of its role, the Compensation Committee considers the tax and accounting impact reflected in the Company’s financial statements when establishing the Company’s compensation plans.  The forms of compensation selected are intended to be cost-efficient.  Under accounting standards, the cash AIP and LTIP awards result in “accrual” accounting, which means that the estimated payout of the award, along with any changes in that estimate, are recognized over the performance period.  The Company’s ultimate expense will equal the value earned by/paid to the executives. Therefore, the ultimate expense is not determinable until the end of the one or three-year performance period, as applicable.

Beginning on January 1, 2006, Laureate began accounting for equity compensation under Statement of Financial Accounting Standards 123, as revised in 2004, Share-Based Payment (“SFAS 123R”).  Under this accounting standard, stock options result in “equity” accounting, which means that the grant date fair value is a fixed charge measured at the date of grant and is generally expensed over the service/vesting period based on the number of options that vest.  Restricted stock and performance share units also result in SFAS 123R equity accounting, under which the fair value of the award is recognized over the service/vesting period based on the number of shares or units that vest.  The expense recognized in 2006 in accordance with SFAS 123R, which is based on the grant date fair value, is presented in the Grants of Plan-Based Awards in Fiscal 2006 table on page 15.  The ultimate value of the stock options that will be realized by the grantee, if any, is not determinable until the options are exercised.

Section 162(m) of the Internal Revenue Code generally limits the deductibility of compensation paid by a public company to its Chief Executive Officer and certain other highly compensated executive officers to $1,000,000 in the year the compensation becomes taxable to the executive. There is an exception to the limit on deductibility for performance-based compensation that meets certain requirements. The Compensation Committee considers the impact of this rule when developing and implementing our executive compensation programs.  The AIP and Cash LTIP awards, stock option grants and performance-based restricted stock grants are designed to be deductible by the Company for federal income tax purposes under Section 162(m) of the Internal Revenue Code, except as noted in the following paragraph.  Accordingly, when executives earn and receive cash incentive awards, exercise stock options or have restriction lapses on restricted stock, they are taxed at ordinary income rates (subject to withholding) and the Company is subject to potential tax deduction limitations under Section 162(m).

The Compensation Committee believes it is important to preserve flexibility in administering compensation programs in a manner designed to promote varying corporate goals.  Accordingly, the Compensation Committee has not adopted a policy that all compensation must qualify as deductible under Section 162(m), and we retain the right to authorize payments that are not tax-deductible when viewed as appropriate and necessary to ensure competitive levels of total compensation for its executive officers.  On December 29, 2006, the Compensation Committee amended the terms of the Cash LTIP, thereby making the compensation earned under the Cash LTIP subject to potential tax deduction limitations under Section 162(m).  Despite this result, the Compensation Committee believes the amendments to the Cash LTIP were advisable to protect the interests of the Company and its shareholders.

Executive Compensation Tables

The following table sets forth for each of the Named Executive Officers: (i) the dollar value of base salary and bonus earned during fiscal 2006; (ii) the portion of the aggregate grant date fair value of stock and option awards which was recognized for fiscal 2006 financial statement purposes, computed in accordance with SFAS 123R; (iii) the dollar value of earnings for services pursuant to awards granted under non-equity compensation plans; (iv) the change in non-qualified deferred compensation earnings during fiscal 2006; (v) all other compensation for fiscal 2006; and, finally (vi) the dollar value of total compensation for fiscal 2006.

In January 2004, the Company entered into an employment agreement with Mr. Becker which expires on June 30, 2007.  In September 2005, the Company entered into an employment agreement with Ms. Mecca, which can be terminated by either party without cause upon thirty days’ notice.  The employment agreements provide a minimum annual base salary, annual incentive targets, and long-term incentive targets.  The terms of the Executive Retention Agreement Ms. Mecca executed in connection with the proposed merger supersede, with respect to termination and change of control payments, the terms of her employment agreement.  These terms are discussed below under the heading “Change of Control and Severance Arrangements,” beginning on page 18.  The process followed by the Compensation Committee in setting total compensation for each Named Executive Officer is described in the Compensation and Discussion Analysis section beginning on page 4.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)		Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)(6)		Total ($)

Douglas Becker	2006	$620,000	(1)	$—	$2,036,818	$565,872	$1,900,000	(1)	$—	$61,537	(7)	$5,184,227
Chairman of the Board and Chief Executive Officer
Rosemarie Mecca	2006	$466,392		$—	$1,538,621	$353,808	$738,667	(5)	$—	$118,324	(8)	$3,215,811
Executive Vice President and Chief Financial Officer
William Dennis	2006	$516,667		$—	$730,095	$847,752	$1,097,000		$—	$21,672		$3,213,186
President, Latin America Operations
Raph Appadoo	2006	$516,667		$—	$691,726	$717,192	$807,000		$—	$32,789		$2,765,373
President
Paula Singer	2006	$345,833		$—	$381,490	$132,036	$536,500		$—	$33,707		$1,429,566
President, Laureate Online Education

(1)             Doug Becker has deferred $62,000 in salary and $360,000 in non-equity incentive payments during 2006, as part of the Company’s deferred compensation plan.

(2)             This column represents the dollar amounts recognized for financial statement reporting purposes for fiscal 2006, in accordance with SFAS 123R, for the fair value of restricted stock and stock unit awards granted in 2006 as well as prior fiscal years.  Pursuant to the SEC rules, the amounts shown exclude the impact of estimated forfeitures.  For restricted stock and stock unit awards the fair value is calculated using the closing price of the Company’s stock on the grant date. For additional information refer to Note 3 of the Company’s audited consolidated financial statements for fiscal 2006, included in the Company’s Annual Report on Form 10-K, as filed with the SEC.

(3)             This column represents the dollar amounts recognized for financial statement reporting purposes for fiscal 2006, in accordance with SFAS 123R, for the fair value of stock options granted to each of the named executives, in 2006 as well as prior fiscal years.  Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.  Assumptions used in the valuation calculation of this amount for fiscal years ended December 31, 2004, 2005 and 2006 are included in Note 3 to the Company’s audited consolidated financial statements for fiscal 2006, included in the Company’s Annual Report on Form 10-K as filed with the SEC.  Assumptions used in the valuation calculation for the fiscal years ended December 31, 2003 and 2002 are included under the heading of “Stock Based Compensation” in Note 2 to the Company’s audited consolidated financial statements for the fiscal years ended December 31, 2003 and 2002, included in the Company’s Annual Report on Form 10-K, as filed with the SEC.

(4)             The amounts in this column represent the amount earned under the Company’s annual bonus and Cash LTIP programs, which are discussed in further detail beginning on page 7, under the heading “Incentive Opportunity.”

(5)             Ms. Mecca has deferred $210,900 in non-equity incentive payments during 2006, pursuant to the Company’s deferred compensation plan.

(6)             The amounts in this column reflect the following for each Named Executive Officer:

- Company contributions to the employee’s 401(k) account ($6,150 to each of Messrs. Becker and Appadoo and Ms. Singer)

- Company sponsored enrollment into an executive medical advisory board program ($12,625 per person plus the amount necessary to reimburse each of these executives for the taxes payable as a result of the healthcare benefits received.)

- Company paid car allowance

(7)             In addition to the items described above in footnote (6) this amount reflects:

- The cost of personal use of Company paid aircraft and insurance premiums paid for Mr. Becker’s benefit.  Neither of such amounts exceeds the greater of $25,000 or 10% of Mr. Becker’s perquisites

- The cost of personal items reimbursed by the Company during travel of $17,037.

(8)             In addition to the items described above in footnote (6) this amount reflects:

- Relocation payments of $89,172, of which $20,263 was given to Ms. Mecca in order to reimburse her for the taxes payable as a result of the relocation compensation she received.

Grants of Plan-Based Awards in Fiscal 2006

The 2006 annual incentive awards were approved by the Compensation Committee at its meeting held on December 29, 2005, effective for the performance period beginning January 1, 2006. Details regarding the financial targets established under the Annual Executive Incentive Plan and the individual goals for 2006 as well as the payouts provided at each level of target/goal attainment, can be found on pages 7 through 8 under the heading “Incentive Opportunity — Annual Incentive Opportunity.” Performance-based restricted stock and long-term cash incentive compensation were awarded under the 2005 Stock Incentive Plan, of which the Cash LTIP is a part.  The size and other terms and conditions of the awards were approved by the Compensation Committee at its meeting held on February 23, 2006. Additional information about these awards, including information about how the size of the awards is determined and the performance criteria applicable to performance based awards can be found on pages 8 through 10, under the heading “Incentive Opportunity — Long-Term Incentive Opportunity.”

The following table provides information about equity and non-equity awards granted to the Named Executive Officers in fiscal 2006: (1) the grant date; (2) the estimated future payouts under non-equity incentive plan awards, which consist of potential payouts deemed to have been earned under the AIP and the Cash LTIP based on 2006 financial results, although no determination will be made as to whether a payout has been earned under the Cash LTIP until the end of the 2006-2008 performance period; (3) estimated future payouts under equity incentive plan awards, which consist of performance-based restricted stock awards; (4) the number of shares underlying all other stock awards, which consist of restricted stock awarded to the Named Executive Officers, (5) all other option awards, which consist of the number of shares underlying stock options awarded to the Named Executive Officers and (6) the exercise price of the stock option awards, which reflects the closing price of Laureate common stock on the date of grant.

								All Other Stock Awards: Number of	All Other Option Awards: Number	Exercise or	Grant Date Fair Value
		Estimated Future Payouts Under			Estimated Future Payouts Under			Shares of	of Securities	Base Price	of Stock
		Non-Equity Incentive Plan Awards (1)			Equity Incentive Plan Awards (2)			Stock	Underlying	of Option	and
		Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Options	Awards	Option
Name	Grant Date	($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($/sh)	Awards
Douglas Becker	6/28/2006 - PBRS					30,000					1,312,500
	1/1/2006 - A	$599,040	$748,800	$1,497,600
	1/1/2006 - LT	$800,000	$1,000,000	$2,000,000

Rosemarie Mecca	1/1/2006 - A	$280,602	$350,753	$701,506
	1/1/2006 - LT	$133,334	$166,667	$333,334

William Dennis	1/1/2006 - A	$499,200	$624,000	$1,248,000
	1/1/2006 - LT	$240,000	$300,000	$600,000

Raph Appadoo	1/1/2006 - A	$416,000	$520,000	$1,040,000
	1/1/2006 - LT	$240,000	$300,000	$600,000

Paula Singer	1/1/2006 - A	$280,000	$350,000	$700,000
	1/1/2006 - LT	$98,000	$122,500	$245,000

PBRS — Performance-Based Restricted Stock award

A — 2006 Annual Incentive Plan award

LT — 2006 Long-Term Incentive Plan award

(1) The amounts in these columns represent the potential value of the payout for each Named Executive Officer under the 2006 AIP and Cash LTIP plans.  The Company’s AIP is an annual cash incentive program designed to create a link between executive compensation and individual and business performance.  The Company’s Cash LTIP uses long-term incentives to create a link between executive compensation and long-term performance.  For more details refer to the AIP and Cash LTIP discussions in the Compensation Discussion and Analysis beginning on page 7 under the heading “Incentive Opportunity.”

(2) The amounts shown in these columns represent potential future share payouts for restricted stock awards in which the share number is set and the vesting is dependent upon performance measures.  The performance measurement periods include 2006 through 2009.

Outstanding Equity Awards at 2006 Fiscal Year-End

The following table provides information on the current holdings of stock option and stock awards by the Named Executive Officers. This table includes unexercised and unvested options and restricted stock awards with and without performance conditions that have not yet been satisfied. Each equity grant is shown separately for each of the Named Executive Officers. The vesting schedule for each grant is shown following this table, based on the option or stock award grant date. The market value of the stock awards is based on the closing market price of Laureate common stock as of December 31, 2006, which was $48.63. The performance-based restricted stock awards are subject to specified performance objectives over the performance period, all of which must be met each period in order for vesting to occur for that period. The time-based restricted stock awards vest ratably over the vesting period.  The market value as of December 31, 2006, shown below assumes the satisfaction of these objectives. For additional information about the option awards and restricted stock awards, see the description of equity incentive compensation on page 9.

		Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Douglas Becker	January 27, 1998	630,000			$24.33	January 27, 2008
	February 23, 1998	52,327			$28.67	February 23, 2008
	May 22, 1998	100,000			$31.25	May 22, 2008
	December 1, 1999	605,683			$3.59	December 1, 2009
	December 14, 2001	100,000			$19.43	December 14, 2011
	January 4, 2004						27,655	$1,344,863
	September 20, 2005	46,875	103,125		$46.37	September 20, 2012
	June 28, 2006								30,000	$1,458,900
Rosemarie Mecca	September 20, 2005	21,250	63,750		$46.37	September 20, 2012
	September 20, 2005						33,000	$1,604,790
	December 13, 2005								30,000	$1,458,900
William Dennis	October 1, 2001	1			$5.95	October 1, 2011
	April 30, 2003	45,000	30,000		$17.54	April 30, 2013
	April 30, 2003						18,000	$875,340
	September 20, 2005	43,750	81,250		$46.37	September 20, 2012
	December 13, 2005								30,000	$1,458,900
Raph Appadoo	February 1, 2000	349,741			$3.33	February 1, 2010
	April 30, 2003						15,813	$768,986
	April 30, 2003	104,062	34,688		$17.54	April 30, 2013
	September 20, 2005	31,250	68,750		$46.37	September 20, 2012
	December 13, 2005								30,000	$1,458,900
Paula Singer	December 13, 1999	11,500			$12.31	December 13, 2009
	December 13, 1999	36,500			$13.11	December 13, 2009
	April 30, 2003						12,000	$583,560
	September 20, 2005	10,937	24,063		$46.37	September 20, 2012
	December 13, 2005								20,000	$972,600

Option Awards Vesting Schedule

Grant Date	Vesting Schedule
January 27, 1998	33.33% vests per year, for 3 years, on the anniversary of the grant date
February 23, 1998	100% vest immediately on the grant date
May 22, 1998	100% vest immediately on the grant date
December 1, 1999	100% vest immediately on the grant date
December 13, 1999	20% vests per year, for 5 years, on the anniversary of the grant date
February 1, 2000	20% vests per year, for 5 years, on the anniversary of the grant date
October 1, 2001	33.33% vests per year, for 3 years, on the anniversary of the grant date
December 14, 2001	20% vests immediately on the grant date; 20% vests over 4 years, on the anniversary of the grant date
April 30, 2003	25% vests, per year, for 4 years on the anniversary of the grant date
September 20, 2005	25% vests in one year, on the grant date anniversary; 6.25% quarterly from years 2 through 4
September 20, 2005	25% vests, per year, for 4 years on the anniversary of the grant date (Mecca only)

Stock Awards Vesting Schedule

Grant Date	Vesting Schedule
April 30, 2003	25% vests, per year, for 4 years on the anniversary of the grant date
April 30, 2003	20% vests per year, for 5 years, on the anniversary of the grant date (Singer only)
September 20, 2005	11,000 shares vest in 12 months and 33,000 shares vest in 27 months from the grant date
December 13, 2005	Vests 25% on March 31, 2007, 2008, 2009 and 2010 upon the satisfaction of periodic performance measures
June 28, 2006	Vests 25% on March 31, 2007, 2008, 2009 and 2010 upon the satisfaction of periodic performance measures

Option Exercises and Stock Vested in Fiscal 2006

The following table provides information, for the Named Executive Officers, on (1) stock option exercises during 2006, including the number of shares acquired upon exercise and the value realized and (2) the number of shares acquired upon the vesting of stock awards in the form of restricted shares and the value realized, each before payment of any applicable withholding tax and broker commissions.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Douglas Becker (1)	666,250	$25,963,896	55,333	$1,708,693
Rosemarie Mecca	—	$—	11,000	$526,460
William Dennis	109,414	$3,983,380	18,000	$901,620
Raph Appadoo	100,000	$5,034,050	15,812	$792,023
Paula Singer	22,250	$622,526	6,000	$300,540

(1)             Mr. Becker’s receipt of the vested shares under this stock award is deferred until the later of (a) six months after separation from the Company or (b) 30 days after termination or resignation from the Board.

Pension Benefits in Fiscal 2006

The Company does not have any pension plans for its Named Executive Officers.

Nonqualified Deferred Compensation in Fiscal 2006

The table below provides information on the non-qualified deferred compensation of the Named Executive Officers in 2006:

Name	Executive Contributions in Last FY ($)		Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
Douglas Becker	2,130,693	(1)	—	242,746	—	2,373,439
Rosemarie Mecca	210,900		—	—	—	210,900
William Dennis	—		—	—	—	—
Raph Appadoo	—		—	—	—	—
Paula Singer	—		—	—	—	—

(1)                Represents the December 31, 2006 value of performance share units vested in fiscal 2006, which were deferred until the later of (a) 6 months after separation from the Company or (b) 30 days after termination or resignation from the Board of Directors, and $422,000 of Mr. Becker’s 2006 salary and annual incentive compensation.

The Named Executive Officers cannot withdraw any amounts from their deferred compensation balances until they either leave or retire from the company. No withdrawals or distributions were made in 2006.

Change of Control and Severance Arrangements

In connection with the proposed merger between the Company and L Curve Sub, Inc., an entity owned by an investment group of which the Company’s Chief Executive Officer is a part, as of April 27, 2007, the Company had entered into Executive Retention Agreements with each of the Named Executive Officers (other than Mr. Becker) and the other members of the Executive Team. The Executive Retention Agreements provide certain severance payments and benefits, including payments and benefits in connection with the executive’s termination and/or a change of control, and supersede any prior agreements any member of the Executive Team may have entered into with the Company.  The proposed merger qualifies as a “change of control” for purposes of the Executive Retention Agreements.

The terms of each Executive Retention Agreement provide that if the executive’s employment is terminated by Laureate during the term of the Executive Retention Agreement other than due to “Disability” or for “Cause” (each as defined in the agreement), then the executive is entitled to receive, in addition to certain accrued amounts and subject to the execution of a release and restrictive covenants agreement, (i) a lump sum severance payment in an amount equal to one and one-half times the sum of the executive’s annual salary and annual target bonus under Laureate’s annual incentive compensation plan, (ii) continued health care coverage for 18 months, (iii) outplacement assistance and (iv) a lump sum payment under each of Laureate’s annual incentive plan and long-term incentive plan assuming the applicable target had been attained, which payments shall be pro-rated for the number of months of the performance period that have elapsed.

In addition, the terms of each Executive Retention Agreement provide that if, during the period commencing six months prior to the execution of an agreement, the Company enters into a transaction the consummation of which would result in a “change of control” and ending upon the earlier of (i) the expiration of the 18-month period which commenced on the date of the “change of control” or (ii) the abandonment of the “change of control” by the parties, the executive voluntarily terminates his or her employment with Laureate due to a “material alteration” of his or her employment, then the Executive is also entitled to receive the aforementioned severance payments and benefits.

In addition to the payments and benefits described above, each Executive Retention Agreement provides that the executive will be provided with an additional payment in the event that the aggregate present value of payments made to the Executive in connection with a change of control exceed, by more than 10%, the executive’s safe harbor amount under Section 280G of the Internal Revenue Code regarding golden parachute payments; otherwise payments made to the Executive would be capped at the safe harbor amount to prevent any excise tax from being assessed against the executive.  The terms of each Executive Retention Agreement also provide that each Executive’s outstanding stock option and restricted share awards vest immediately and fully upon the consummation of the change of control.

The table below reflects the amount of compensation and benefits that would be paid to each of the Named Executive Officers in the event of termination of such Named Executive Officer’s employment.  The amounts shown assume that such termination was effective as of December 31, 2006 pursuant to the terms of the Executive Retention Agreements. In the case of Mr. Becker, the amounts shown are what would be paid to Mr. Becker pursuant to his June 30, 2004 employment agreement, as Mr. Becker had not yet executed an Executive Retention Agreement as of April 27, 2007. The amounts shown below are the amounts which would be paid to the executives upon their termination under the circumstances identified.  The actual amounts to be paid out can only be determined at the time of the executive’s separation from the Company.  The amounts quantified below do not include benefits that each executive would receive following a termination of employment under the Company’s deferred compensation plan.  Except as noted below, the amounts the Named Executive Officers would receive in fiscal 2006 under that plan are the amounts reported in the “Aggregate Balance at Year End” column of the Nonqualified Deferred Compensation in Fiscal 2006 table on page 18.  For payments made in the form of shares, the December 31, 2006 closing price of $48.63 was used.

Name	Total Payment/ Benefits provided upon Death	Total Payments/ Benefits provided upon Termination without Cause (2)	Total Payments/ Benefits provided upon Retirement (3)	Total Payments/ Benefits provided following Change of Control (2)
Douglas L. Becker (4)(5)	$12,910,062	$11,288,359	$10,859,537	$62,377,668
Rosemarie Mecca	$697,643	$1,534,620	$1,336,890	$4,957,077
William Dennis	$500,000	$1,795,144	$2,243,390	$7,043,677
Raph Appadoo	$500,000	$1,628,320	$2,268,621	$24,539,211
Paula Singer	$336,340	$1,137,017	$554,705	$4,608,937

(1)          In the event of accidental death, total payments to each of the Named Executive Officers (other than Mr. Becker, for whom the payment would remain the same) would increase by the amount of his or her 2006 base salary.

(2)          Includes for Mr. Becker and Ms. Mecca, payment of compensation previously deferred, plus interest earned through December 31, 2006, in the amounts of $2,337,482 and $210,900, respectively.  None of the other Named Executive Officers has deferred compensation.

(3)          Other than Mr. Becker, none of the Named Executive Officers were eligible for retirement benefits as of December 31, 2006; however, the amounts disclosed assume each of the Named Executive Officers was eligible to receive retirement benefits as of that date.

(4)          Includes $8,072,580, the December 31, 2006 value of the performance share units which would have been eligible to vest had Mr. Becker’s employment been terminated as of that date.

(5)          In Mr. Becker’s case, “termination without cause” includes Mr. Becker’s resignation for “good reason,” as that term is defined in his June 30, 2004 employment agreement and the non-renewal of his employment agreement by its termination date of June 30, 2007.

The Named Executive Officers, as all other Company employees do, will receive insurance benefits  equal to 60% of their base salaries, up to a maximum of $6,250 per month until the age of 65, in the event of termination due to long-term disability.  In addition, the Company will pay the Named Executive Officers the difference between the insurance benefits received and the executive’s salary while the executive is not working due to disability but prior to the time his or her employment is terminated due to disability.

Non-employee Directors’ Compensation for Fiscal 2006

The current compensation program for non-employee directors has been in effect since January 1, 2006 and is designed to achieve the following goals: compensation should fairly pay directors for work required for a company of Laureate’s size and scope; compensation should align directors’ interests with the long-term interests of shareholders; and the structure of the compensation should be simple, transparent and easy for shareholders to understand. The table below on non-management directors’ compensation includes the following compensation elements:

Cash Compensation. In 2006, annual compensation of $30,000 was paid to each non-employee director other than Mr. Pollock who does not receive any compensation for his service on the Board or any of its Committees, payable in one lump sum in the first quarter of 2006.  Compensation of $2,000 and $1,500 is paid to non-employee directors for each Board and Committee meeting attended in person, respectively; and compensation of $1,000 and $750 is paid to non-employee directors for each Board and Committee meeting attended by telephone, respectively. Committee attendance fees are paid quarterly.  Non-employee directors have the option of deferring some or all of their cash compensation under the Company’s deferred compensation plan.  Messrs. Hengst and Riley deferred the compensation they earned as directors in 2006.

Committee Chair and Lead Director Compensation. Additional compensation of $10,000 was paid to each non-employee director serving as Lead Director, chairman of the Audit Committee and chairman of the Compensation Committee.  This additional compensation is in recognition of the workload and broad-based responsibilities of these positions. This additional compensation was paid in one lump sum to each of Messrs. Miller, Wilson and McGuire, respectively, in the first quarter of 2006.

Equity Compensation.  On January 3, 2006, each non-employee director other than Mr. Pollock received options to purchase 6,500 shares of the Company’s common stock at an exercise price equal to the closing price of the Company’s common stock on the first trading day of 2006.  These options vested equally over the 12 months following grant.

Name (1)	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Options Awards ($)(4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)(5)	Total ($)
Isabel Aguilera	46,000		—	88,920	—	—	134,920
Wolf Hengst	48,000	(3)	—	88,920	—	—	136,920
Christopher Hoehn-Saric	45,000		—	88,920	—	—	133,920
James McGuire	68,750		—	88,920	—	105,000	262,670
John Miller	70,750		—	88,920	—	—	159,670
R. William Pollock (2)	—		—	—	—	—	—
Richard Riley	56,750	(3)	—	88,920	—	—	145,670
David Wilson	73,750		—	88,920	—	130,000	292,670

(1)          Douglas Becker, the Company’s Chief Executive Officer is not included in this table, as he is an employee of the Company and thus receives no compensation for his service as a Director.  The compensation received by Mr. Becker as an employee of the Company is shown in the Summary Compensation Table.

(2)          Mr. Pollock serves on the Company’s board without receiving any compensation.

(3)          All payments made to Mr. Hengst and Mr. Riley were contributed to the Company’s deferred compensation plan.  Interest on contributions is earned at market rates and, therefore, is not included as compensation for these directors.

(4)          Reflects the dollar amount recognized for financial statement reporting purposes for fiscal 2006 in accordance with SFAS 123R.  Due to the Company’s vesting schedule and the SFAS 123R rules, these amounts reflect awards granted in 2006.  Directors were granted shares on January 3, 2006 with a grant date fair value of $13.68 computed in accordance with option pricing rules within SFAS 123R.  As of December 31, 2006, each Director had the following number of options outstanding: Isabel Aguilera, 13,000; Wolf Hengst, 24,500; Christopher Hoehn-Saric, 1,029,511; James McGuire, 49,500; John Miller, 13,000; Richard Riley, 24,500; and David Wilson, 29,500.

(5)   Messrs. Wilson, McGuire and Pollock were elected to serve on a special committee of the Board of Directors charged with the responsibility of evaluating the proposed merger. Mr. Wilson serves as the Chairman of this committee. The amounts represent the fees earned for services provided in 2006 by Messrs. Wilson and McGuire as members of the special committee. Mr. Pollock does not receive compensation for his service as a member of the special committee.

Laureate also provides liability insurance coverage for its directors and officers in the aggregate amount of $50 million.  Various carriers, all of which have a Best Rating of at least A:XI, underwrite the current coverage, which extends until May 15, 2007 and is currently being negotiated for an annual renewal term. The annual cost of this coverage is approximately $850,000.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Outstanding Options and Shares Reserved for Future Issuance

The following table sets forth information, as of December 31, 2006, regarding outstanding options and shares reserved for future issuance under the equity compensation plans maintained by the Company. There are no outstanding warrants or rights other than options and restricted shares under the shareholder-approved plans and individual compensation arrangements set forth below.

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted Average Exercise Price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Shareholder-Approved Equity Plans
1993 Stock Option Plan	356,491	$3.76	0
1996 Management Stock Option Plan	1,650,866	$16.26	0
1998 Stock Incentive Plan	1,643,502	$17.84	0
2003 Stock Incentive Plan	165,744	$18.36	0
2005 Stock Incentive Plan	1,273,000	$47.43	3,673,500	(3)
Individual Compensation Arrangements
Douglas Becker 01-04 PSUs (1)	166,000	NA	0
Rosemarie Mecca 10-01 Options (2)	85,000	$46.37	0

TOTAL	5,340,603		3,673,500	(3)

(1)             In connection with the execution of his employment agreement in January 2004, Mr. Becker was awarded 166,000 performance share units, giving Mr. Becker the right to have 83,000 shares of Laureate Common Stock issued to him ratably on December 31, 2004, 2005 and 2006 and an aggregate of 83,000 shares issued to him ratably on January 1, 2005, 2006 and 2007 if certain performance goals were met.  As of December 31, 2006, all but  27,655 of the units had vested, with the remaining units vesting on January 1, 2007.  Mr. Becker opted to defer issuance of these shares until such time as he has left either the employ of the Company or its Board of Directors.

(2)             Ms. Mecca was granted the option to purchase 85,000 shares of Laureate common stock at an exercise price of $46.37 per share in connection with the execution of her agreement to become the Company’s Executive Vice President and Chief Financial Officer in September 2005.

(3)             Of this amount, up to 1,013,000 shares are available for issuance of Restricted Stock Awards or Restricted Stock Unit Awards.

The 1993 Stock Option Plan, the 1996 Management Stock Option Plan, the 1998 Stock Incentive Plan, the 2003 Stock Incentive Plan and the 2005 Stock Incentive Plan, as amended (together, the “Plans”) are administered by the Board or by a committee or officer appointed by the Board. The administrator is empowered to take all actions to carry out the purposes and intents of the Plans, to administer and interpret all documents relevant to the Plans and take all actions and make all decisions and determinations thereunder. There are no more shares available for issuance under the 1993, 1996 and 1998 Plans, other than upon exercise of outstanding options.  The number of shares of Laureate common stock available for awards under the 2003 Plan and the 2005 Plan, as amended, cannot exceed an aggregate of 500,000 shares and 5,250,000 shares, respectively. Nonstatutory stock options, stock appreciation rights, phantom stock, performance awards, or any other stock-based award may be granted under the 2003 and 2005 Plans. The Board reserves the right to terminate the 2003 and 2005 Plans at any time or modify or amend the 2003 or 2005 Plans.  Mr. Becker was granted 166,000 performance share units in 2004 in connection with the execution of his employment agreement.  The units vested upon achievement of certain specified performance goals, as more fully described on page 11, under the heading “Chairman and Chief Executive Officer Compensation.”

Ms. Mecca was granted options to purchase 85,000 shares of Laureate Common Stock, effective as of October 1, 2005, as inducement to become the Company’s Chief Financial Officer.  These options vest ratably over a four year period, beginning on October 1, 2006, and the shares underlying these options have not been registered with the SEC.  The treatment of any outstanding options Ms. Mecca holds at the time of a change of control in the Company or at the time her employment is terminated is discussed more fully on page 18 under the heading “Change of Control and Severance Arrangements.”

Beneficial Ownership

The following table sets forth information regarding the beneficial ownership of our common stock as of March 15, 2007 (unless otherwise noted), by each person or entity that Laureate knows to beneficially own more than 5% of the Company’s common stock; each of our current directors and executive officers; and all of our directors and executive officers as a group.  The percentages of shares outstanding provided in the tables are based on 51,881,859 voting shares of the Company’s common stock outstanding as of March 15, 2007. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Unless otherwise indicated, each person or entity named in the table has sole voting and investment power, or shares voting and investment power with his or her spouse, with respect to all shares of stock listed as owned by that person. The number of shares shown does not include the interest of certain persons in shares held by family members in their own right. Shares issuable upon the exercise of options that are exercisable within 60 days of March 15, 2007 are considered outstanding for the purpose of calculating the percentage of outstanding shares of the Company’s common stock held by the individual, but not for the purpose of calculating the percentage of outstanding shares held by any other individual. The address of each of our directors and executive officers listed below is c/o Laureate Education, Inc., 1001 Fleet Street, Baltimore, Maryland 21202.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Total Shares Outstanding
William Blair & Company, L.L.C.	4,949,093	(1)	9.54%
T. Rowe Price Mutual Funds	4,233,402	(2)	8.16%
Select Equity Group	3,674,130	(3)	7.08%
R. William Pollock	2,949,842	(4)	5.69%
Douglas L. Becker	1,984,916	(5)	3.72%
R. Christopher Hoehn-Saric	1,354,763	(6)	2.56%
Raph Appadoo	610,707	(7)	1.17%
William C. Dennis, Jr.	192,436	(8)	*
Paula R. Singer	92,558	(9)	*
Robert W. Zentz	93,250	(10)	*
Rosemarie Mecca	91,817	(11)	*
John A. Miller	87,317	(12)	*
Daniel M. Nickel	56,500	(13)	*
James H. McGuire	54,666	(14)	*
David A. Wilson	36,666	(15)	*
Richard W. Riley	32,666	(16)	*
Wolf H. Hengst	26,666	(17)	*
Isabel Aguilera	15,166	(18)	*
All Directors and Executive Officers as a Group (15 persons)	7,679,936		13.84%

*                    Less than one percent.

(1)             According to its Schedule 13G/A filing, as of December 31, 2006, William Blair & Company, L.L.C. (“William Blair”) had sole investment and sole voting power to 4,949,093 shares and no shared investment or voting power.

(2)             According to its Schedule 13D filing as of March 2, 2007, T. Rowe Price Associates, Inc. (“Price Associates”) had sole investment power to 4,233,402 shares and sole voting power with respect to 844,000 shares. These securities are owned by various individual and institutional investors including T. Rowe Price Mutual Funds (which owns 4,233,402 shares, representing 8.16% of the shares outstanding), for which Price Associates serves as investment adviser with power to direct investments and/or sole power to vote the securities. For purposes of the reporting requirements of the Exchange Act, Price Associates is deemed to be a beneficial owner of such securities; however, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such securities.

(3)             According to its Schedule 13D joint filing, as of February 21, 2007, Select Equity Group, Inc., Select Offshore Advisors, LLC and George S. Loening have sole investment and sole voting power with respect to 3,674,130 shares. As the President and controlling stockholder of Select and the Manager of Select Offshore, Mr. Loening has the power to vote and to direct the voting of and the power to dispose and direct the disposition of the shares of the Company’s common stock owned by Select and Select Offshore. Accordingly, Mr. Loening may be deemed to be the beneficial owner of 3,674,130 shares of the Company’s common stock, or 7.08% of the outstanding shares of the Company’s common stock.

(4)             Represents 2,555,211 shares held indirectly through Drake Holdings Limited and 394,631 shares held indirectly through Drake Personnel (New Zealand).

(5)             Includes options to purchase 1,544,260 shares of the Company’s common stock, 3,065 shares in the 401(k) Plan and 200,625 shares held by the Becker Trusts.

(6)             Includes options to purchase 1,031,677 shares of the Company’s common stock and 2,378 shares in the 401(k) Plan.

(7)             Includes options to purchase 525,991 shares of the Company’s common stock and 9,239 shares in the 401(k) Plan.

(8)             Includes options to purchase 137,501 shares of the Company’s common stock.

(9)             Includes options to purchase 55,125 shares of the Company’s common stock and 1,020 shares in the 401(k) Plan.

(10)       Includes options to purchase 83,250 shares of the Company’s common stock.

(11)       Includes options to purchase 21,250 shares of the Company’s common stock.

(12)       Includes options to purchase 15,166 shares of the Company’s common stock and 5,000 shares held by the John A. Miller Family Foundation.

(13)       Includes options to purchase 25,500 shares of the Company’s common stock.

(14)       Includes options to purchase 51,666 shares of the Company’s common stock.

(15)       Includes options to purchase 31,666 shares of the Company’s common stock.

(16)       Includes options to purchase 26,666 shares of the Company’s common stock.

(17)       Includes options to purchase 26,666 shares of the Company’s common stock.

(18)       Includes options to purchase 15,166 shares of the Company’s common stock.

On January 28, 2007, the Company entered into a definitive agreement pursuant to which, if approved by its shareholders, the Company will be acquired by an investor group led by Douglas L. Becker, Chairman and Chief Executive Officer of Laureate, in an all cash transaction for $60.50 per share, or an aggregate value of approximately $3.8 billion (the “merger agreement”).  The investor group also consists of a consortium including Kohlberg Kravis Roberts & Co. (KKR); Citigroup Private Equity; S.A.C. Capital Management, LLC; SPG Partners; Bregal Investments; Caisse de dépôt et placement du Québec; Sterling Capital; Makena Capital; Torreal S.A.; and Southern Cross Capital.  R. Christopher Hoehn-Saric, a director of the Company, and Steven Taslitz, a stockholder of the Company, are both affiliates of Sterling Capital.  If the terms of the agreement are approved, the Company will cease to be an independent publicly-traded company.

Item 13.   Certain Relationships and Related Transactions

The Board of Directors reviews all relationships and transactions in which the Company and our directors and executive officers or their immediate family members are participants to determine whether such persons have a direct or indirect material interest in any particular transaction. The Company’s legal staff is primarily responsible for the development and implementation of processes and controls to obtain information from the directors and executive officers with respect to related person transactions and for then determining, based on the facts and circumstances, whether the Company or a related person has a direct or indirect material interest in the transaction. As required under SEC rules, transactions that are determined to be directly or indirectly material to the Company or a related person are disclosed in the Company’s annual proxy statement. In addition, the Audit Committee reviews and approves or ratifies any related person transaction that is required to be disclosed. In the course of the Audit Committee’s review and approval or ratification of a disclosable related party transaction, the committee considers:

•                 the nature of the related person’s interest in the transaction;

•                 the material terms of the transaction, including, without limitation, the amount and type of transaction;

•                 the importance of the transaction to the related person;

•                 the importance of the transaction to the Company;

•               whether the transaction would impair the judgment of a director or executive officer to act in the best interest of the Company; and

•                 any other matters the committee deems appropriate.

Any member of the Audit Committee who is a related person with respect to a transaction under review may not participate in the deliberations or vote respecting approval or ratification of the transaction, provided, however, that such director may be counted in determining the presence of a quorum at a meeting of the committee that considers the transaction.  The following are related party transactions of which the Company was a part during 2006.

Educate Shared Services Agreement.  As part of the 2003 sale of the K-12 segment to Educate, Inc. (“Educate”), Laureate entered into a management services agreement with Educate for the receipt of accounting, benefits, IT, human resources, purchasing and payroll services for a period of three years from July 1, 2003 through June 30, 2006 and pursuant to which Laureate provides certain tax and treasury services to Educate. The agreement is now in effect on a month-to-month basis and is expected to be terminated sometime during 2007.  The annual net amount payable under this agreement by Laureate was approximately $3 million for each of three years ended December 31, 2004, 2005 and 2006, respectively. Laureate expects that the net amount payable under the agreement by Laureate from January 1, 2007 through the termination of the agreement will be approximately $140,000 per month.  Messrs. Hoehn-Saric and Becker are Directors of Educate, and Mr. Hoehn-Saric is Educate’s Chief Executive Officer.

Agreement for Airplane Usage Costs.  In 2006, the Company paid an aggregate of $132,679 to Bravo Transportation, Inc. for the costs associated with Mr. Dennis flying to and from business meetings using an aircraft owned by this company.  Mr. Dennis and his wife each own a 50% interest in Bravo Transportation, Inc.  The Compensation Committee reviewed in detail the comparable costs of third party charter airlines and concluded that the amounts paid to Bravo Transportation, Inc. were no more than what would have been paid to any unaffiliated third party provider for this service.

Merger Agreement.  Certain members of the board of directors and certain executive officers have relationships with members of the investor group proposing to acquire the Company and its affiliates or personal interests in the merger that may be different from, or in addition to, those of the Company’s shareholders generally. These interests include:

•                  Messrs. Becker and Hoehn-Saric are affiliated with the company which will be the parent of the Company after the merger is consummated (the “Parent”) and, following consummation of the merger, will have an ownership interest in Parent, as well as in the entities through which several of the members of the investor group will be investing in Parent. Messrs. Becker and Hoehn-Saric are also founding managers of the general partner of another member of the investor group;

•                  The merger will result in the receipt by Messrs. Becker and Hoehn-Saric of $60.50 in cash, without interest and less any applicable withholding taxes, for each share of the Company’s common stock held by them in their respective 401(k) accounts and the accelerated vesting and cash-out of all of the Company’s stock options and restricted shares held by the Company’s directors and executive officers (subject to certain exceptions);

•                  Messrs. Wilson and McGuire will receive monthly compensation of between $15,000 and $40,000 for their service on the special committee of the Board of Directors formed by the Company to evaluate and negotiate the terms of the merger agreement; and Messrs. Wilson, McGuire and Pollock will be reimbursed for expenses they incur in connection with their service on the special committee of the Board of Directors given the authority to negotiate the proposed merger.

•                  The Named Executive Officers, as well as certain other Company officers expect to have continuing employment relationships with the surviving corporation that are substantially similar to their current employment relationships with Laureate. After consummation of the merger, Mr. Becker expects to continue to serve as Chairman and Chief Executive Officer of the surviving corporation, and Messrs. Becker and Hoehn-Saric expect to serve on the board of directors of the surviving corporation and the general partner of Parent; and

•                  The merger agreement provides for continued indemnification of current and former directors and officers of the Company and its subsidiaries in respect of liabilities for acts or omissions occurring at or prior to the consummation of the merger. In addition, the merger agreement provides for continued coverage, for six years following consummation of the merger, under directors’ and officers’ insurance.

Item 14. Principal Accountant Fees and Services

On March 12, 2007, the Audit Committee, with the unanimous resolution of the Board of Directors of Laureate Education Inc. (the “Company”), appointed PricewaterhouseCoopers LLP (“PWC”) as the Company’s independent registered public accounting firm (“auditors”) for the fiscal year ending December 31, 2007 and replaced Ernst & Young LLP (“E&Y”) as its independent registered public accounting firm.  The reports of E&Y on the Company’s consolidated financial statements for the fiscal years ended December 31, 2006 and 2005 did not contain an adverse opinion or a disclaimer of opinion and were not qualified as to uncertainty, audit scope, or accounting principles or modified as to uncertainty or audit scope. The 2005 report was modified to include an explanatory paragraph relating to the restatement of the Company’s balance sheet as of December 31, 2004 and the related statements of changes in stockholders’ equity for the years ended December 31, 2004 and 2003. The 2006 report was modified to include explanatory paragraphs regarding the adoption of SFAS 123R and a change in the Company’s method of revenue recognition.

During the two most recent fiscal years and through March 12, 2007, there have been no disagreements between the Company and E&Y on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of E&Y, would have caused E&Y to make reference thereto in their reports on the financial statements for such years.  The Company’s management concluded that as of both December 31, 2006 and December 31, 2005 the Company did not maintain effective internal control over financial reporting related to the Company’s accounting for income taxes and that this control deficiency resulted in a material weakness.  The Audit Committee of the Board of Directors of the Company discussed the material weaknesses with E&Y, and the Company has authorized E&Y to respond fully to the inquiries of a successor auditor concerning the subject matter of the material weaknesses.

Except for the material weaknesses described above, during the two most recent fiscal years ended December 31, 2006 and 2005 and through March 12, 2007, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).  During the Company’s two most recent fiscal years and through the date hereof, the Company did not consult with PWC regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

Fees for professional services provided by the independent auditors in each of the last two fiscal years, in each of the following categories are:

	2006	2005
	(in millions)
Audit Fees	$4.3	$3.3
Audit-Related Fees	0.8	1.2
Tax Fees	0.4	0.5
All Other Fees	0.1	—

In the above table, fees paid to E&Y in 2005 and 2006 are set forth in accordance with the rules and regulations of the SEC.  Audit fees are fees the Company paid to E&Y for the audit of the its annual consolidated financial statements, reviews of quarterly consolidated financial statements and internal control over financial reporting, assistance with and review of documents filed with the SEC, consent procedures, accounting consultations related to transactions and the adoption of new accounting pronouncements that impact the audited financial statements, statutory audits required internationally, and audits of subsidiaries required by state or regulation.  Audit-Related fees principally consist of audit services for other Laureate subsidiaries required to be audited and professional services related to financial due diligence for the Company’s acquisitions of other businesses.  Tax fees primarily consist of consulting and regulatory services related to the Company’s international operations.

The audit committee has a policy that requires advance approval of all audit, audit-related, tax, and other services performed by independent auditors.  The policy provides for pre-approval by the Audit Committee of specifically defined audit and non-audit services.  Unless the specific service has been previously pre-approved with respect to that year, the Audit Committee must approve the permitted service before the independent auditors are engaged to perform it.  The Audit Committee has delegated to the Chair of the Audit Committee authority to approve permitted service provided that the Chair reports any decisions to the Committee at its next scheduled meeting.

PART IV.

Item 15.  Exhibits, Financial Statement Schedules

3.              Exhibits

(a)   As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 1 on Form 10-K/A.  No other information contained in the original filing is amended hereby:

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

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 27, 2007.

LAUREATE EDUCATION, INC.
(Registrant)

By:	/s/ Douglas L. Becker
Douglas L. Becker
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on April 27, 2007.

Signature	Capacity

/s/ Douglas L. Becker	Director, Chairman of the Board
Douglas L. Becker	and Chief Executive Officer

/s/ Rosemarie Mecca	Executive Vice President
Rosemarie Mecca	and Chief Financial Officer