Form 10-Q
period 2007-03-31
LAUREATE EDUCATION, INC.
filed 2007-05-07
CIK 912766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                                  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐ No  ☒

The registrant had 51,582,558 shares of Common Stock, par value [$.01] per share, outstanding as of April 30, 2007.

i

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollar and share amounts in thousands, except per share data)

	March 31,	December 31,
	2007	2006
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$113,493	$96,987
Restricted cash	—	33,602
Available-for-sale securities	1,081	62

Receivables:
Accounts receivable	218,686	188,567
Notes receivable	134,912	110,157
Other receivables	11,160	12,430
	364,758	311,154
Allowance for doubtful accounts	(49,246)	(51,460)
	315,512	259,694

Inventory, net	6,888	5,803
Deferred income taxes	7,931	5,830
Income tax receivable	25,149	2,633
Prepaid expenses and other current assets	24,200	30,776
Total current assets	494,254	435,387

Notes receivable, less current portion, net of allowance of $10,051
and $11,761 at March 31, 2007 and December 31, 2006, respectively	103,016	96,958

Property and equipment:
Land	127,583	126,598
Buildings	349,760	334,702
Construction in-progress	51,048	58,510
Furniture, computer equipment and software	314,463	295,902
Leasehold improvements	107,019	98,848
	949,873	914,560
Accumulated depreciation and amortization	(199,397)	(185,248)
	750,476	729,312

Goodwill	561,982	579,811
Other intangible assets:
Tradenames and accreditations	288,239	261,009
Other intangible assets, net of accumulated amortization of $23,244
and $21,184 at March 31, 2007 and December 31, 2006, respectively	21,717	4,209
	871,938	845,029

Deferred income taxes	57,103	34,870
Deferred costs, net of accumulated amortization of $20,668 and $19,418
at March 31, 2007 and December 31, 2006, respectively	28,512	26,928
Other assets	34,855	34,529
Total assets	$2,340,154	$2,203,013

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)
(Dollar and share amounts in thousands, except per share data)

	March 31,	December 31,
	2007	2006
	(unaudited)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$55,287	$40,788
Accrued expenses	63,461	60,987
Accrued compensation and benefits	62,695	68,497
Deferred revenue	374,968	290,242
Current portion of long-term debt	34,798	95,668
Current portion of due to shareholders of acquired companies	8,086	21,781
Income tax payable	21,546	23,141
Deferred income taxes	2,188	1,571
Other current liabilities	7,429	6,679
Total current liabilities	630,458	609,354

Long-term debt, less current portion	399,341	327,734
Due to shareholders of acquired companies, less current portion	26,511	23,484
Deferred income taxes	32,621	28,159
Income tax payable	66,983	—
Other long-term liabilities	40,126	38,163
Total liabilities	1,196,040	1,026,894

Commitments and contingent liabilities	—	—

Minority interest and minority ownership put arrangements	61,193	45,424

Stockholders’ equity:
Preferred stock, par value $.01 per share — authorized 10,000 shares, no
shares issued and outstanding as of March 31, 2007 and December 31, 2006	—	—
Common stock, par value $.01 per share — authorized 90,000 shares,
issued and outstanding shares of 51,610 and 51,426 as of March 31, 2007 and December 31, 2006, respectively	516	514
Additional paid-in capital	542,542	538,541
Retained earnings	488,822	537,144
Accumulated other comprehensive income	51,041	54,496
Total stockholders’ equity	1,082,921	1,130,695

Total liabilities and stockholders’ equity	$2,340,154	$2,203,013

The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Dollar and share amounts in thousands, except per share data)

	Three months ended March 31,
	2007	2006
		(as restated - Note 2)
	(Unaudited)

Revenues	$283,524	$235,110

Costs and expenses
Direct costs	272,931	225,360
General and administrative expenses	11,036	9,851
Transaction costs	9,303	—
Total costs and expenses	293,270	235,211

Operating loss	(9,746)	(101)

Other income (expense)
Interest and other income	6,095	3,722
Interest expense	(7,598)	(4,121)
Foreign currency exchange loss	(332)	(111)
	(1,835)	(510)
Loss from continuing operations before income taxes, minority interest, and equity in net (loss) income of affiliates	(11,581)	(611)
Income tax benefit (expense)	1,646	(232)
Minority interest in income of consolidated subsidiaries, net of tax	(1,492)	(2,318)
Equity in net (loss) income of affiliates, net of tax	(189)	(109)

Loss from continuing operations	(11,616)	(3,270)
Loss from discontinued operations, net of income tax expense of $0 in 2007 and 2006	(9)	(169)
Gain on disposal of discontinued operations, net of income tax
(expense) benefit of ($265) in 2007 and $576 in 2006	440	261
Net loss	$(11,185)	$(3,178)

Earnings available to common shareholders:

Loss from continuing operations	$(11,616)	$(3,270)
Effect of minority put arrangements	(14,761)	—
Loss from continuing operations available to common shareholders	$(26,377)	$(3,270)

Net loss	$(11,185)	$(3,178)
Effect of minority put arrangements	(14,761)	—
Net loss available to common shareholders	$(25,946)	$(3,178)

Earnings per common share, basic and diluted:
Loss from continuing operations available to common shareholders	$(0.51)	$(0.06)
Net loss available to common shareholders	$(0.50)	$(0.06)

The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2007	2006
		(as restated - Note 2)
	(Unaudited)
Operating activities
Net loss	$(11,185)	$(3,178)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of fixed assets	12,874	11,856
Amortization	5,193	2,951
Gain on disposal of discontinued operations	(440)	(261)
Gain on sale of investment and settlement of lease obligations	(829)	—
Non-cash interest expense	653	515
Non-cash stock compensation expense	3,283	3,429
Bad debt expense	3,230	2,239
Minority interest in consolidated subsidiaries	1,492	2,318
Equity in net loss of affiliates	189	109
Deferred income taxes	(9,579)	(1,524)
Other non-cash items	2,653	(1,030)
Changes in operating assets and liabilities:
Receivables	(61,805)	(6,240)
Inventory, prepaid expenses and other current assets	6,343	(5,637)
Accounts payable and accrued expenses	11,458	6,352
Income tax receivable	(520)	—
Income tax payable	4,936	57
Deferred revenue and other current liabilities	86,979	52,142
Net cash provided by operating activities	54,925	64,098

Investing activities
Purchase of available-for-sale securities	(1,073)	(1,799)
Proceeds from sales or maturity of available-for-sale securities	57	3,642
Change in restricted cash	33,602	—
Change in investment in and advances to affiliates and other investments	(83)	—
Purchase of property and equipment, net	(30,230)	(31,984)
Cash loaned in exchange for notes receivable	(650)	(1,642)
Proceeds from sale of investment and settlement of lease obligation	651	—
Cash paid for acquisitions, including deferred consideration, net of cash acquired	(45,589)	—
Expenditures for deferred costs	(5,115)	(1,061)
Change in other long-term assets	(1,309)	2,045
Net cash used in investing activities	(49,739)	(30,799)

Financing activities
Proceeds from exercise of options	1,269	17,534
Proceeds from issuance of long-term debt	104,973	27,107
Payments on long-term debt	(97,044)	(41,756)
Change in other long-term liabilities and other financing activities	(512)	1,564
Net cash provided by financing activities	8,686	4,449
Effects of exchange rate changes on cash and cash equivalents	2,634	(1,220)

Net change in cash and cash equivalents	16,506	36,528
Cash and cash equivalents at beginning of period	96,987	105,106
Cash and cash equivalents at end of period	$113,493	$141,634

The accompanying notes are an integral part of these consolidated financial statements.

Laureate Education, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollar and share amounts in thousands, except per share data)

Note 1 — Description of Business, Basis of Presentation and Recent Events

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  These financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended December 31, 2006, included in the Company’s Annual Report on Form 10-K.  Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Certain amounts previously reported for 2006, including a reclassification of $4,214 from additional paid in capital to retained earnings, have been reclassified to conform to the 2007 presentation.  As discussed more fully in Note 4, certain business components are classified as discontinued operations in the accompanying consolidated financial statements.

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

Completion of the Merger is subject to customary conditions, including, among others, the approval of the Merger and the Merger Agreement by Laureate’s shareholders, the availability to Wengen and the Merger Sub of debt financing, and certain responses from the United States Department of Education.

The Merger Agreement was filed in a Current Report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2007.  The foregoing description of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement.

Note 2 — Significant Accounting Policies

Minority Share Ownership Purchase Arrangements and Restatement of 2006 Quarterly Information

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

Minority Put Arrangements — An arrangement which provides the minority partner the option to require the Company to purchase the shares from the minority partner (i.e. “Put”), generally based on a future multiple of trailing non-generally accepted accounting principles based (“non-GAAP”) earnings.  The Company accounts for these combined minority interest and put arrangements as mandatorily redeemable securities under Accounting Series Release 268 (“ASR 268”) and Emerging Issues Task Force (“EITF”) Abstract Topic No. D-98 (“D-98”), as redemption is outside of the control of the Company.  In this accounting model, to the extent the value of the minority Put option is greater than the minority interest reflected on its balance sheet (“traditional minority interest”), the Company increases the value of the minority interest and minority put arrangements (similar to the mezzanine classification in ASR 268) with an offset to retained earnings and a similar reduction to the numerator in the earnings per share available to common shareholders calculation.  The Company also reflects any decreases to the amount in the same manner, with the floor in all cases being the traditional minority interest balance. The Company values the Put option by using the most current period earnings (i.e. the latest calendar year’s baseline non-GAAP earnings amount as defined in the Put agreement). Also as part of a methodology election, the Company has chosen to adopt an accretion method as described in Paragraph 16a of D-98 which allows the Company to accrete changes in the redemption value over the period from the date of issuance to the Put’s exercise date.  As such, the Company has elected to only reflect a pro-rata portion of the change in liability based on the time elapsed in the Put instrument.  Annually, the Company revalues the Put and compares that value to the current traditional minority interest value and to the extent the Put value exceeds the traditional minority interest, that shortfall considered earned by the minority partner would be recognized as additional minority interest and minority put arrangements with an equivalent offset in retained earnings and a reduction in earnings available to common shareholders.  At the point in time when the Company settles the obligation (or the Put expires unexercised), the cumulative reduction taken through equity and corresponding reductions to earnings available to common shareholders are reversed and purchase accounting is applied. A line item reconciling net income and income from common shareholders on the statement of operations titled, “Effect of Minority Put Arrangements” reflects this impact, which was $14,761 in the first quarter of 2007. Of this amount, $1,254 or $0.02 per share relates to the effects of the accretion of the redemption value that occurred in the fourth quarter of 2006, based on the nine days of December that this arrangement was outstanding.  This adjustment is not material in either the current year or prior year financial statements. Previously, the Company used an end of month convention to record the accretion effect.

Similar Exchange Contract Arrangements - An arrangement which provides the Company with the right to purchase the remaining shares of the target company (i.e. a “Call”) and provides the minority partner the right to require the Company to purchase its remaining ownership of the target company (i.e. a “Put”).  Generally, the terms of the Company’s Call and the minority partner’s Put, are based on the same multiple of trailing annual non-GAAP earnings and are both exercisable during the same periods in the future.  The Company has concluded that these Put and Call arrangements are not free standing derivatives (or embedded derivatives) as defined under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” or free standing instruments under SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” and has accounted for these arrangements under EITF Issue No. 00-4 (“EITF 00-4”) “Majority owner’s accounting for a transaction in the shares of a consolidated subsidiary and a derivative indexed to the minority interest in that subsidiary”.

In applying EITF 00-4, under the terms of the arrangement, at inception of the acquisition the Company is certain that the Put or Call will be exercised in the future and it will ultimately own 100% of the target subsidiary.  Either the Company or the Minority partner will have an economic incentive to exercise their respective Call or Put options.  In addition, the fixed formula results in a sufficient transfer of the risks and rewards of ownership. As a result, and regardless of the Company’s legal ownership of the target subsidiary, the Company accounts for the subsidiary on a combined basis as if it owned 100% of the venture and applies purchase accounting at inception.  Under this accounting model, the Company treats the Similar Exchange Contract arrangements as a financing mechanism that enables the Company to own 100% of the target subsidiary and thus accounts for the value of the combined arrangement as debt.  This has the effect of increasing the company’s assets as a result of the additional purchase accounting required at the date of acquisition with a corresponding increase to debt.

The Company values this debt by taking the present value of the calculated liability, using the same formula of non-GAAP earnings as described in the Similar Exchange Contract Arrangements applied to current non-GAAP earnings.  In certain instances, use of the implied value not acquired by the Company is the inception date value of the Similar Exchange Contract arrangements, which is then discounted using the company’s incremental borrowing rate from the earliest exercise date of the Put to the acquisition date.  On an ongoing basis, interest expense is accreted quarterly and then at the end of the calendar year when the new non-GAAP value is determined (the Similar Exchange Contract arrangements are generally based on a multiple of annual non-GAAP earnings) the debt balance is increased (or decreased) with this impact generally taken as a fourth quarter interest charge or benefit.  At maturity, the value of the debt associated with the Similar Exchange Contract arrangements instrument will be equivalent to its redemption value, so when the instrument is settled it is treated as a retirement of debt and classified as a financing outflow in the cash flow statement.  As of March 31, 2007 the Company had recorded $7,639 of debt for these arrangements which is reflected on the consolidated balance sheet and in Note 8.

Fixed Purchase Price Arrangements — An arrangement which obligates the Company to acquire the remaining ownership of the target company sometime in the future at a price that is fixed at the acquisition date.  The Company accounts for the combined minority interest and fixed purchase price arrangements under EITF 00-4.  In applying EITF 00-4, since the Company has obligated itself to purchase the remaining shares of the target company at a point in the future, it accounts for the fixed purchase price as debt and employs purchase accounting at inception of the acquisition.  The Company values the debt by taking the present value of the obligation using the Company’s incremental borrowing rate at the time of the acquisition.  On an ongoing basis, interest expense is accreted quarterly until the maturity of the obligation.  As of March 31, 2007, the Company recorded $8,644 of debt for these arrangements which is reflected on the consolidated balance sheet and in Note 8.

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

Effect of Minority Share Ownership Purchase Arrangements on 2006 Financial Statements

In the fourth quarter of 2006, the Company reevaluated the accounting for and the financial statement presentation of new and pre-existing put and call option agreements entered into in connection with certain acquisitions. The first quarter of 2006 has been restated to reflect the proper accounting of these pre-existing put and call agreements.

The following amounts represent the impact on each financial statement line affected by the Company’s accounting of the minority share ownership purchase arrangements on the statement of operations for the quarter ended March 31, 2006.

Statement of Operations	March 31, 2006
Increase (decrease) to:
Direct costs	$124
Operating income	(124)

Interest expense	(514)
Minority interest in income of consolidated subsidiaries, net of tax	(1,861)
Income from continuing operations	(2,499)

Net income	$(2,499)

Increase (decrease) to:
Earnings per common share, basic and diluted:
Income from continuing operations	$(0.05)
Net income	$(0.05)

Income Taxes

The Company accounts for income taxes using the liability method.  Under the liability method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities (i.e. temporary differences) and are measured at prevailing enacted tax rates that will be in effect when these differences are expected to be settled or realized.

The Company also measures its interim income tax provision using Financial Accounting Standards Board Interpretation No. (“FIN”) 18, Accounting for Income Taxes in Interim Periods.  FIN 18 measures the seasonality of any subsidiary, or controlled entity, that operates at an annual loss for which no income tax benefit is recognized.  This seasonality can cause volatility in the interim effective rates.  FIN 18, however, has no effect on the Company’s annual effective tax rate.

As more fully described in Note 10, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes (“FIN 48’) effective January 1, 2007.  FIN 48 is a significant change to accounting for income taxes.  FIN 48 creates a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Inherent in this calculation are critical judgments by management related to the determination of the basis for the Company’s tax positions.

Deferred Costs

During the first quarter of 2007, the Company identified errors in accounting for certain deferred costs.  As a result, the Company wrote off $2,609 net of taxes of $1,207 of prior period expenses that were improperly capitalized.  The write off is not material to either the current year or prior year results.

Impact of Recently Issued Accounting Standards

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities at fair value.  SFAS 159 is effective in fiscal years beginning after November 15, 2007.  The Company will adopt SFAS 159 on January 1, 2008.  The Company does not expect that the adoption of this standard will have a material effect on the Company’s financial position or results of operations.

Note 3 — Equity-Based Compensation

The Company recognizes equity-based compensation under the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment”.  The total compensation expense recognized related to stock options for the three months ended March 31, 2007 and 2006 was $1,862 and $1,289, net of the impact of estimated forfeitures, respectively. The total compensation expense recognized related to nonvested restricted stock and unit awards was $1,421 and $1,879 for the three months ended March 31, 2007 and 2006, respectively. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, for all awards in which service is the only vesting condition. The Company has awarded restricted stock and unit awards in which the vesting is based on Company performance metrics. The compensation cost for performance based awards is recognized when it is probable that the performance levels will be met.

Note 4 — Discontinued Operations

WSI Business

During the first quarter of 2005, the Company closed the sale of its Wall Street Institute (“WSI”) business.  During 2006 and 2005, WSI Education S.a.r.l. received preliminary field audit reports assessing Italian value added taxes (“VAT”) owed related to services provided by the WSI business unit in 2004 and 2003 and prior to its disposition.  Under the terms of the sale agreement with WSI, the Company agreed to indemnify WSI from obligations that may arise as a result of an Italian VAT assessment related to periods prior to the closing of the sale of the WSI business unit on February 28, 2005. However, the Company is entitled to the value of the tax benefit of any indemnification.  In the first quarter of 2005, the Company issued a $12,000 standby letter of credit in favor of WSI Education S.a.r.l for a tax indemnification related to the sale of WSI.  The Company has filed, on behalf of WSI Education S.a.r.l., an appeal with the Italian authorities and a complaint against the Italian Republic at the European Union Commission for restraint of trade based on the VAT exemption only being available to Italian owned companies.  In the third quarter of 2006, the Company received notification that the Italian Court denied the stay of payment request, which sought to defer payment of the tax and interest portion of the obligation that is normally required to commence court proceedings.  As a result, the Company deposited approximately $3,000 with the Italian tax authority, representing approximately 50% of the 2003 and prior total tax and interest assessed to date. The Company believes that a loss from this matter is not probable, nor is it possible to estimate the ultimate outcome of this issue.  No expense for any potential adverse outcome of this matter has been recorded in the consolidated financial statements.  The Company intends to vigorously pursue these cases.

Other

During the first quarter of 2007, the Company recorded a gain on disposal of discontinued operations of approximately $411, net of $265 of tax, due to the termination of a lease.  The Company entered into an agreement to terminate a lease in which rental payments had been accrued in discontinued operations, related to a 2000 business sale.  See Note 14, Material Guarantees, for further discussion of the lease termination transaction.

Summarized Financial Information of Discontinued Operations

Summarized operating results from the discontinued operations included in the Company’s consolidated statement of operations were as follows for the three months ended March 31:

	WSI		Other
	2007	2006	2007	2006
Revenues	$—	$—	$—	$1,799
Pretax loss from discontinued operations	$(9)	$(14)	$—	$(155)

Note 5 — Acquisitions

During first quarter 2007, the Company purchased Instituto de Cultura Superior Valle del Bravo de Reynosa, A.C. (“UVB”), an educational institution in Mexico. The acquired institution will be combined into Universidad del Valle de Mexico (“UVM”). This acquisition was made to extend UVM’s geographical scope into eastern Mexico into key markets targeted by UVM, expand the Health Sciences platform, and provide further national scale to UVM’s operations. This transaction had a total purchase price of $35,840, paid in cash of $32,525 plus $3,315 to be paid through a promissory note.  UVB’s results of operations are included in the Company’s Statement of Operations since the date of the acquisition.

The Company accounted for this acquisition using the purchase method of accounting, allocating the purchase price to its acquired identifiable intangible assets and liabilities assumed based on estimated fair values at the date of acquisition, with the excess of $9,626 recorded as goodwill. The preliminary allocation of the purchase price is subject to revision based on final determination of fair values.

Note 6 — Notes Receivable (Long-term)

Notes receivable (long-term) consists of the following:

	March 31, 2007	December 31, 2006
Trade notes receivable (long-term), net of allowance of $10,051 and $11,761 at March 31, 2007 and December 31, 2006, respectively	$47,351	$42,702
Notes receivable (long-term):
Kendall College	34,173	33,031
WSI Education S.a.r.l.	15,173	14,994
Other	6,319	6,231
	$103,016	$96,958

Of the balance of long-term other trade notes receivable, $14,720 and $10,373 was unearned as of March 31, 2007 and December 31, 2006, respectively and is included in deferred revenue on the Company’s balance sheet.  Tuition revenues are generally billable, and the full amount of notes receivable and related deferred revenue are recorded, when a note agreement is signed by the student.

Note 7— Other Intangible Assets

The following table summarizes other intangible assets as of March 31, 2007:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Subject to amortization:
Student rosters	$23,600	$(20,711)	$2,889
Contract rights	18,894	(787)	18,107
Non-compete agreements	1,364	(1,182)	182
Other	1,103	(564)	539
Total	$44,961	$(23,244)	$21,717

The following tables summarizes other intangible assets as of December 31, 2006:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Subject to amortization:
Student rosters	$22,945	$(19,484)	$3,461
Non-compete agreements	1,363	(1,151)	212
Other	1,085	(549)	536
Total	$25,393	$(21,184)	$4,209

Amortization expense for intangible assets subject to amortization for the three months ended March 31, 2007 and 2006 was $2,173 and $745, respectively. The estimated future amortization expense for intangible assets for the remaining nine-month period of 2007 is $2,934. The estimated future amortization expense for intangible assets for each of the five years subsequent to December 31, 2007 is as follows: 2008 - $2,975; 2009 - $2,510; 2010 - $2,280; 2011 and beyond - $11,018.

Note 8 — Long-Term Debt

Long-term debt consists of the following:

	March 31,	December 31,
	2007	2006
Long-term credit lines under the $350,000 credit agreement with JPMorgan Chase Bank, national Association and certain other parties thereto bearing interest at rates ranging from 6.83% to 6.90%	$255,471	$208,040
Mortgage notes payable bearing interest at variable rates ranging from 3.35% to 8.50%	51,553	52,220
Various notes payable bearing interest at variable rates ranging from 6.50% to 9.15%	28,720	2,988
Notes payable secured by fixed assets, bearing interest at rates ranging from 3.95% to 10.00%	27,844	27,981
Capital lease obligations bearing interest at rates ranging from 2.60% to 9.00%	22,401	22,699
Various notes payable bearing interest at fixed rates ranging from 3.00% to 8.09%	18,443	18,638
Various unsecured lines of credit bearing interest at variable rates ranging from 3.45% to 10.0%	13,424	74,923
Fixed Purchase Price Arrangement (See Notes 2 and 14)	8,644	8,446
Similar Exchange Contract Arrangements (See Notes 2 and 14)	7,639	7,467
	434,139	423,402
Less: current portion of long-term debt	34,798	95,668
Total long-term debt, net of current portion	$399,341	$327,734

Note 9 — Due to Shareholders of Acquired Companies

Due to shareholders of acquired companies consists of the following amounts payable in cash:

	March 31, 2007	December 31, 2006
Amounts payable to former shareholders of:
Universidad Tecnologica Centroamericana (“UNITEC”)	$14,903	$15,038
Universidade Anhembi Morumbi (“UAM”)	10,871	10,831
Instituto de Cultura Superior Valle del Bravo de Reynosa, A.C. (“UVB”)	3,352	—
Universidad Peruana de Ciencias Aplicadas (“UPC”)	3,071	3,059
Universidad del Noroeste (“UNO”)	1,873	1,882
Compania de Servicios Educativos (“CSE”)	427	528
Universidad Latinoamericana de Ciencia y Tecnologia (“ULACIT”)	100	100
Universidad Andres Bello (“UNAB”)	—	13,827
	34,597	45,265
Less: current portion of due to shareholders	8,086	21,781
Total due to shareholders, net of current portion	$26,511	$23,484

Note 10 — Income Taxes

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a charge of approximately $22,376 to the January 1, 2007 balance of retained earnings.  The total amount of gross unrecognized tax benefits as of January 1, 2007 was $73,291 and related accrued interest and penalties was $10,178. If these unrecognized tax benefits and related interest and penalties were recognized, approximately $83,469, net of tax benefits, would be recorded as a component of income tax expense.  Some portion of any such reduction might be reported as discontinued operations. The Company will continue its practice to recognize interest and penalties related to uncertain tax positions as a component of income tax expense.

The Company files numerous consolidated and separate income tax returns in the United States federal jurisdiction along with various state and foreign jurisdictions.  With few exceptions, as noted below, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2000.  The Company is currently under examination for the 2003 federal income tax return and has open audits for 1997 through 2000.  The Company is also currently under examination in the Netherlands for the years 2000 through 2003. It is reasonably possible that within the next 12 months the Company will resolve some tax matters with taxing authorities that could result in a reduction in our FIN 48 liability up to $12.0 million.

The Company’s income tax provisions for all periods consist of federal, state, and foreign income taxes. The tax provisions for the three-month periods ended March 31, 2007 and 2006 were based on the estimated effective tax rates applicable for the 2007 and 2006 full years, after giving effect to significant items related specifically to the interim periods, including the mix of income for the period between higher and lower taxed jurisdictions. The Company’s effective tax rate from continuing operations was 14.2% and (38.0)% for the three months ended March 31, 2007 and 2006, respectively. For the three months ended March 31, 2007 and 2006, the effective rate includes the impact of FIN 18.  FIN 18 only applies to interim periods and has no effect on the Company’s annual effective rate. The Company has operations in multiple countries, many of which have statutory tax rates lower than the United States. Generally lower tax rates in these foreign jurisdictions along with the Company’s intent and ability to permanently reinvest foreign earnings outside of the United States results in an effective tax rate significantly lower than the United States statutory rate.

On February 8, 2006, the Company received notice of certain adjustments proposed by the Internal Revenue Service (the “IRS”) with respect to the Company’s 2000 federal income tax return. The proposed adjustments primarily relate to the gain on the sale of the Company’s Prometric testing subsidiary in 2000 for $775,000. The IRS claims that the Company owes additional taxes of approximately $54,600 plus penalties and interest. The Company filed a protest with the IRS during the second quarter of 2006 and will vigorously contest the IRS’s determination and believes that it has properly reported the transaction.  Based on current information, the Company has adequately accrued for identified risks associated with this issue.  The Company can provide no assurance that the eventual outcome will not result in a material adverse amount.

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

In April 2006, the IRS began a field examination of the Company’s 2003 income tax return.  In addition, there are several other income tax audits in progress, which includes an IRS examination of Walden for the 2003 federal income tax return; a Dutch tax examination of two of the Company’s Dutch subsidiaries, Laureate I BV and Laureate International BV for the 2000 through 2003 income tax returns; and a Dutch tax examination of the net operating loss carryforwards that Laureate Online Education BV inherited when it was purchased from third parties in 2004.  No assurance can be given as to the eventual outcome of these audits. Based on current information, the Company has adequately accrued for identified risks associated with these tax authority inquiries.  The Company can provide no assurance that the eventual outcome will not result in a material adverse amount.

Note 11 — Stockholders’ Equity

The components of stockholders’ equity are as follows:

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(Dollar and share amounts in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2006	$514	$538,541	$537,144	$54,496	$1,130,695
Options exercised for purchase of 61 shares of common stock, net of 4 replenishment shares	1	1,269			1,270
Non-cash stock compensation		3,283			3,283
Change in redemption value of minority ownership put arrangements			(14,761)		(14,761)
Cumulative impact of change in accounting for uncertainties in income taxes (FIN 48—see notes 2 and 10)			(22,376)		(22,376)
Other	1	(551)		288	(262)
Comprehensive loss:
Net loss for the three months ended March 31, 2007			(11,185)		(11,185)
Foreign currency translation adjustment				(3,743)	(3,743)
Total comprehensive loss					(14,928)
Balance at March 31, 2007	$516	$542,542	$488,822	$51,041	$1,082,921

Note 12 — Comprehensive Income (Loss)

The components of comprehensive loss, net of related income taxes, are as follows:

	Three-months ended March 31,
	2007	2006
		(as restated – Note 2)
Net loss	$(11,185)	$(3,178)
Foreign currency translation adjustment	(3,743)	821
Unrealized gain on available-for-sale securities, net of tax	—	15
Comprehensive loss	$(14,928)	$(2,342)

Note 13 — Earnings (Loss) Per Common Share

The following table summarizes the computations of basic and diluted loss per common share:

	Three-months ended
	March 31,
	2007	2006
		(as restated – Note 2)
Numerator used in basic and diluted loss per common share:

Loss from continuing operations	$(11,616)	$(3,270)
Loss from discontinued operations, net of tax	(9)	(169)
Gain on disposal of discontinued operations, net of tax	440	261
Net loss	$(11,185)	$(3,178)

Loss from continuing operations	$(11,616)	$(3,270)
Effect of minority put arrangements	(14,761)	—
Loss from continuing operations available to common shareholders	$(26,377)	$(3,270)

Net loss	$(11,185)	$(3,178)
Effect of minority put arrangements	(14,761)	—
Net loss available to common stockholders	$(25,946)	$(3,178)

Denominator for basic earnings per share - weighted-average common shares outstanding	51,614	50,436
Net effect of dilutive stock options based on treasury stock method	—	—
Denominator for diluted earnings per share - weighted-average common shares outstanding and assumed conversions	51,614	50,436

Loss per common share basic and diluted:
Loss from continuing operations	$(0.23)	$(0.06)
Effect of minority put arrangements	(0.29)	—
Loss from continuing operations available to common shareholders	(0.51)	(0.06)
Loss from discontinued operations, net of tax	—	—
Gain on disposal of discontinued operations, net of tax	0.01	0.01
Net loss available to common shareholders	$(0.50)	$(0.06)

Outstanding stock options, unvested restricted shares and restricted stock units were not included in the computation of loss per diluted common share for the three months ended March 31, 2007 and 2006 because they were anti-dilutive.  The number of shares of common stock issuable upon the exercise of stock options and the lapse of restricted shares was 5,158 and 537, respectively, as of March 31, 2007 and 4,872 and 591, respectively, as of March 31, 2006.

Per share amounts may not sum due to rounding differences.

Note 14 — Commitments and Contingencies

This chart provides a high-level summary of the various Minority Share Ownership Purchase Arrangements the Company had outstanding as of March 31, 2007.  Also, in connection with certain acquisitions, variable amounts of contingent consideration are payable to the sellers based upon specified terms.

Higher Education Institution	Date of Contingency	Additional Ownership Share	Terms of Contingent Transaction
Company Call Right Arrangements:
UAM(1)	March 1, 2009	29%

The greater of 4 times recurring earnings before interest, taxes, depreciation and amortization (“EBITDA”) for certain specified periods or equivalent per share valuation of the Company’s initial 51% acquisition of UAM, adjusted for inflation

	Beginning March 1, 2013 through March 1, 2023	20%	The greater of 4 times recurring EBITDA for certain specified periods or equivalent per share valuation of the Company’s initial 51% acquisition of UAM, adjusted for inflation
Minority Put Right Arrangements:
UAM(2), (5)	March 1, 2009	29%	Approximately 4 times recurring EBITDA for certain specified periods

	Beginning March 1, 2013 through March 1, 2023	20%	Variable purchase price based on recurring EBITDA for certain specified periods

UVM(3), (5)	Beginning when minority owners receive the December 31, 2006 audited UVM financial statements through December 31, 2011	Up to 10%	Approximately 7 times earnings before interest and taxes (“EBIT”) of the previous calendar year times the percentage of shares being sold by minority owners

	Beginning January 1, 2012 through December 31, 2012	Up to 10%	Approximately 7 times EBIT of the previous calendar year times the percentage of shares being sold by minority owners

Institut Francais de Gestion (“ IFG”)(4), (5)	July through September 2008	10%	$1,069

Combination Exchange Arrangements:
Company Call Right Arrangements:
Cyprus College(6)	Beginning July 1, 2006	35%	6% - Based on 6.25 times 2006 audited recurring EBITDA

			29% - Payable April 2012 based on a variable scale for new enrollments and 2011 EBITDA

	January 1, 2012 or up to five years thereafter	20%	Payable April in the year following exercise based on a variable scale for new enrollments and EBITDA related to the year prior to exercise

CH Holdings Netherlands BV(7)	On or before October 31, 2008	8.75%	$10,200 plus an amount equal to CH Holdings Netherlands BV’s total cash minus its long-term debt multiplied by the Sellers ownership percentage

	On or before October 31, 2008	21.25%	$10,200 plus an amount equal to CH Holdings JV’s total cash minus its long-term debt multiplied by the Sellers ownership percentage

	Beginning November 1, 2008 through November 1, 2018	20%

Approximately 6 times prior twelve months EBITDA plus CH Holdings Netherlands BV’s cash minus long-term debt multiplied by the Sellers ownership percentage with a minimum payment of $20,000 divided by the total number of shares representing the 20% plus CH Holdings Netherlands BV’s cash minus long-term debt multiplied by the Sellers ownership percentage

Minority Put Right Arrangements:
Cyprus College(6)	April 1, 2012 or up to five years thereafter	20%	Payable based on a variable scale for new enrollments and EBITDA related to the year prior to exercise

CH Holdings Netherlands BV(7)	Beginning November 1, 2008 through November 1, 2018	20%	Approximately 6 times prior twelve months EBITDA plus CH Holdings JV’s cash minus long-term debt multiplied by the Sellers ownership percentage

Similar Exchange Contract Arrangements:
UPC(8)	Period from April 1st to June 30th of each calendar year following 2006	20%

Approximately 4.25 times audited EBITDA for the preceding calendar year adjusted for a predefined rent formula minus the outstanding balance of all UPC’s long-term interest bearing debt plus the market value of any real estate owned by UPC multiplied by the Sellers ownership percentage

Fixed Purchase Price Arrangements:
Ecole Centrale d’Electronique (“ECE”)(9)	December 31, 2008	30%	$9,351

Capital Contribution Obligations:
IFG(10)	On or before July 31, 2007	16%	$1,675

	July 31, 2007	23%	$2,495

Contingent Earnouts (cash payments):
Laureate Online Education BV(11)	April 1, 2007		Approximately 75% of 4 times 2006 EBITDA, not to exceed $10,000

	April 1, 2008		Approximately 4 times the average of 2006 and 2007 EBITDA, not to exceed $10,000, less the April 1, 2007 payment

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

(2) Effective March 1, 2009 the minority owners of UAM have a put right to require the Company to purchase an equity interest of 29% from the minority owners at a variable purchase price based on 4.0 times recurring EBITDA for certain specified periods. Beginning March 1, 2013, and continuing for ten years, the minority owners hold a second put right to require the Company to purchase the remaining 20% interest from the minority owners, with the purchase price determined based on a similar formula.  As of March 31, 2007, the Company has recorded $5,133 in minority interest and minority ownership put arrangements on the consolidated balance sheet for this arrangement.

(3) As a part of the 10% step acquisition of UVM in 2006, there are two put options held by the minority owners for the remaining 10% interest.  The first put option covers the time after which the minority owners receive the December 31, 2006 audited financial statements of UVM through December 31, 2011.  During this period, the minority owners may exercise the first put option one time for each calendar year with the minimum shares transferred to the Company on each occasion equal to 25% of the shares held by the minority shareholder.  Beginning January 1, 2012 through December 31, 2012, the minority owners have a second put right to require the Company to purchase all remaining shares.  The put price for both put options is equal to approximately 7.0 times EBIT of the previous calendar year times the percentage of shares being sold by the minority owners.  As of March 31, 2007, the Company has recorded $13,205 in minority interest and minority ownership put arrangements on the consolidated balance sheet for this arrangement.

(4) During the period July through September 2008, the sellers of IFG may exercise a put option requiring the Company to purchase the remaining 10% ownership for approximately $1,069.  As of March 31, 2007 the Company recorded $637 in minority interest and minority ownership put arrangements on the consolidated balance sheet for this arrangement.

(5) The $18,975 related to Minority Put right arrangements is the present value of the Redeemable Minority Interests associated with the Brazilian, Mexican and French acquisitions that is in excess of the minority interest for those entities.  Also as part of a methodology election, the Company has chosen to adopt an accretion method which allows the Company to accrete changes in the redemption value over the period from the date of issuances to the earliest redemption date.  As such, the Company has elected to only reflect a pro-rata portion of the change in liability based on the time elapsed in the Put instrument which is significantly lower than the final amount that will be required to settle the minority put arrangement.  If the Minority put arrangements were all exercisable at March 31, 2007, the Company would be obligated to pay the minority shareholders $75,436.

Combination Exchange Contract Arrangements

As described in Note 2, there is no accounting for Combination Exchange Contract Arrangements described below as it is not probable that the Company will exercise its Call rights.

(6) As of March 31, 2007 the Company has not exercised its 6% share purchase option. Effective April 1, 2012 and exercisable up to five years thereafter, the minority owners of Cyprus College have a put right to require the Company to purchase an equity interest of 20% from the minority owners at a variable purchase price based on a variable scale for new enrollments and EBITDA for the calendar year preceding the exercise date.  Beginning July 1, 2006, the Company has a call right to acquire up to a 35% interest from the minority owners for a variable purchase price based on a variable scale for new enrollment and 2006 EBITDA.  Effective January 1, 2012 and exercisable up to five years thereafter, the Company has the call right to acquire the remaining 20% interest from the minority owners for a variable purchase price based on a variable scale for new enrollment and EBITDA for the calendar year preceding the exercise date.

(7) As a part of the acquisition of CH Holdings Netherlands BV, there are three purchase obligations that enable the Company to increase its ownership interest to 100%.  The first option allows the Company to increase its ownership in CH Holdings Netherlands BV to 58.75% if by October 30, 2008 it makes an additional $10,200 payment plus an amount equal to CH Holdings Netherlands BV’s total cash minus its total long-term debt multiplied by the seller’s ownership percentage.  After exercising the first call option and before October 30, 2008, the Company has a second call right to increase its ownership to 80% for an additional $10,200 plus an amount equal to CH Holdings Netherlands BV’s total cash minus its total long-term debt multiplied by the seller’s ownership percentage.  There is a put/call option for the final 20% ownership that can be exercised prior to November 1, 2018 following the exercise of the second call option.  The put option will be calculated at 6.0 times the prior twelve months EBITDA plus CH Holdings Netherlands BV’s total cash minus its total long-term debt multiplied by the seller’s ownership percentage.  The call option will be calculated at 6.0 times the prior twelve months EBITDA plus CH Holdings Netherlands BV’s total cash minus its total long-term debt multiplied by the seller’s ownership percentage, with a minimum payment of $20,000 plus CH Holdings Netherlands BV’s cash minus its total long-term debt multiplied by the seller’s percentage.

Similar Exchange Contract Arrangements

The below arrangement is accounted for as a Similar Exchange Contract as described in Note 2.

(8) During the period of April 1st through June 30th of each calendar year following 2006, there are put and call options with similar terms which enable the Company to acquire or the minority owners to require the Company to purchase the remaining 20% ownership in UPC.  The put and call options are set at approximately 4.25 times the audited EBITDA for the preceding calendar year adjusted for a predefined rent formula minus the outstanding balance of all long-term interest bearing debt at UPC plus the market value of any real estate owned by UPC at the time of the option multiplied by the seller’s ownership percentage.  As of March 31, 2007, the value of the debt reflected on the Company’s balance sheet is $7,639 for this Similar Exchange Contract.

Fixed Price Purchase Contract Arrangements

The below arrangement is accounted for as a Fixed Price Purchase Contract as described in Note 2.

(9) As part of the acquisition of ECE, the Company committed to purchase the remaining 30% ownership from the sellers on December 31, 2008 for approximately $9,351.  The purchase obligation is denominated in Euros, and is subject to foreign currency exchange rate risk on the date of payment.  As of March 31, 2007, the value of the debt reflected on the Company’s balance sheet is $8,644.

Capital Contribution Obligations

(10) As part of the acquisition of IFG, the Company committed to additional capital contributions, which will increase the Company’s share of ownership by diluting the present minority ownership.  The agreement provides that, no later than July 31, 2006 and July 31, 2007, the Company shall contribute approximately $1,675 and $2,495 resulting in an increase in ownership share of 16% and 23%, respectively. During the second quarter of 2006, the Company negotiated an amendment to the agreement that provides that the first additional capital contribution of $1,675 can be extended up to July 31, 2007, instead of July 31, 2006. As of March 31, 2007, the 2007 contributions have not been made. The purchase obligation is denominated in Euros, and is subject to foreign currency exchange rate risk on the dates of payment.  This arrangement is not accounted for in the Company’s balance sheet as of March 31, 2007.

Contingent Earnouts (cash payments)

(11) Additional amounts of contingent consideration, not to exceed $10,000, are due the sellers of Laureate Online Education BV equal to four times the average of the audited EBITDA for the calendar years ending December 31, 2006 and 2007.   The April 1, 2007 payment is calculated at $0 based on 2006 earnings. Excluding adjustments of EBITDA items and other negotiated amounts and using 2006 results to estimate the 2007 results, the Company would be obligated to the sellers for $0.

Loss Contingencies

The Company is subject to legal actions arising in the ordinary course of its business. In management’s opinion, the Company has adequate legal defenses and/or insurance coverage with respect to the eventuality of such actions and does not believe any settlement would materially affect the Company’s financial position, results of operations or cash flows.  See additional discussion in Note 4 and Note 10.

Material Guarantees

Subsequent to the June 2003 divestiture of the Company’s K-12 business segments, all leases related to Sylvan Learning Centers were renegotiated or assigned in the name of Educate, Inc. (“Educate”) during the third quarter of 2003.  Leases with remaining payments of $4,860 through December 2010 are guaranteed by the Company.  Under the terms of an asset purchase agreement with Educate, the Company is indemnified against any losses suffered as a result of these lease guarantees.  During 2004, the Company entered into an agreement to guarantee equipment lease payments owed by Kendall to Key Equipment Finance. Equipment leases with remaining payments of $3,442 through December 2011 are guaranteed by the Company. In connection with a lease termination agreement, entered into in first quarter of 2007, the Company has been released its guaranteed rental payments of a co-tenant.  The Company recognized a loss of approximately $374 due to the lease termination fee agreed upon.  However, along with the termination agreement the Company has guaranteed the sublease payments of two tenants within the building in which the Company vacated. If the sublease tenant is delinquent on any payment, the Company will be responsible for the delinquent amount.  The total delinquent payments over the term of the guarantee cannot exceed $646.  The fair values of the guarantees have been recorded as other long-term liabilities in the consolidated balance sheets.

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

Commitments

Under terms of note agreements with Kendall, the Company had committed to providing total additional funding to Kendall of up to $1,109, of which $459 was unfunded as of the end of first quarter of 2007.  In the event the Company does not exercise its agreement to acquire Kendall, Kendall is obligated to enter into a lease agreement with the Company beginning September 1, 2007 to lease office space.  The lease commitment specifies a term of 36 months and annual rent of $1,275.  The Company is currently negotiating an amendment to the arrangement with Kendall that would extend the purchase option through March 31, 2008 and the Company would commit to provide additional funding to Kendall up to $5,500.  As a result, the lease agreement with Kendall would begin on March 31, 2008 if the Company does not exercise the purchase option.

As a part of the acquisition of Cyprus College, the Company committed to making a contribution of approximately $3,347 between the closing date and three years thereafter.  The contributions will fund certain capital projects, if approved, and will not alter the relative equity interests.  The contribution commitment is denominated in Cypriot Pounds and is subject to foreign currency exchange rate risk on the dates of payment.

Note 15 — Business and Geographic Segment Information

The Company provides higher education programs and services to students through a leading global network of licensed campus-based and online higher education institutions. The Company’s educational services are offered through three reportable segments:  Latin America, Europe and Laureate Online Education.

The Company evaluates performance based on profit or loss from operations before income taxes, corporate general and administrative expenses, non-cash stock compensation expense and campus-based overhead expenses (“Segment profit”).

The Latin America segment consists of eleven separately licensed universities and two professional institutes, and has operations in Mexico, Chile, Brazil, Peru, Ecuador, Panama, Honduras and Costa Rica.  The schools primarily serve 18- to 24-year-old students and offer an education that emphasizes career-oriented fields of study with undergraduate and graduate degrees in a wide range of disciplines, including business, law, health sciences, information technology, engineering, education, and hospitality management.

The Europe segment consists of ten licensed higher education institutions, and has operations in Spain, Switzerland, France, and Cyprus.  The schools primarily serve 18- to 24-year-old students and offer an education that emphasizes career-oriented fields of study with undergraduate and graduate degrees in a wide range of disciplines, including business, hotel management, health sciences, architecture and engineering.

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

These reportable segments are business units that offer distinct services and are managed separately.  The campus-based reportable segments of Latin America and Europe are not aggregated with Laureate Online Education as Laureate Online Education offers services to a different class of customer, through a different delivery system, and with different economic characteristics.  The Latin America and Europe segments are managed separately and have certain differences in classes of customer and economic characteristics, and thus are not aggregated.

The following table sets forth information on the Company’s reportable segments:

Three-months ended March 31, 2007	Latin America	Europe	Laureate Online Education	Total
Revenues	$141,217	$72,714	$69,593	$283,524
Segment profit	(5,576)	14,883	7,749	17,056

Three-months ended March 31, 2006 (as restated – Note 2)	Latin America	Europe	Laureate Online Education	Total
Revenues	$122,501	$59,903	$52,706	$235,110
Segment profit	(2,435)	12,532	4,320	14,417

The following tables reconcile the reported information on segment profit to income from continuing operations before income taxes, minority interest, and equity in net loss of affiliates reported in the statements of operations for the three months ended March 31:

	2007	2006 (as restated – Note 2)
Total profit for reportable segments	$17,056	$14,417
Campus-based segments’ overhead	(6,463)	(4,667)
General and administrative expenses	(11,036)	(9,851)
Transaction costs	(9,303)	—
Net non-operating expenses	(1,835)	(510)
Loss from continuing operations before income taxes, minority interest and equity in net loss of affiliates	$(11,581)	$(611)

Revenue information of continuing operations by geographic area for the three months ended March 31 is as follows:

	2007	2006
Revenues
Mexico	$81,148	$70,605
United States	64,313	48,784
Spain	38,779	30,635
Brazil	18,665	17,951
Chile	19,559	17,369
Switzerland	14,469	12,302
France	12,853	11,806
Other foreign countries	33,738	25,658
Consolidated total	$283,524	$235,110

Revenues are attributed to countries based on the location of the customer.

Note 16 — Other Financial Information

In the first quarter of 2007, the Company incurred $9,303 in costs related to the Merger.  Opinion fees for evaluating the offer and determining the Board’s position related to recommending the offer to the shareholders were incurred from Merrill Lynch & Co, Inc, $4,022, and Morgan Stanley, $3,500.  An additional $1,781 in legal, consulting and regulatory costs were incurred from various sources.

During the first quarter 2007, the Company sold its 50% partnership interest in a partnership formed in 1998 to own property in Baltimore, MD. The Company sold its partnership interest for a purchase price of $2,000, of which $733 is to be collected through an eighteen-month promissory note. The Company recognized a non-operating gain on this sale of approximately $1,203.

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

For a comprehensive description of the types of risks and uncertainties the Company faces, see Item 1.A. “Risk Factors.” of this Report and of the Company’s Annual Report on Form 10-K.  Please note the forward-looking statements included in this Report are made only as of the date of this report.  The Company assumes no obligation to publicly update any forward-looking statements. Investors should not unduly rely on our forward-looking statements when evaluating the information presented in our filings and reports.

Overview

The Company provides higher education programs and services to over 262,000 students through the leading global network of licensed campus-based and online higher education institutions.  The Company’s educational services are offered through three separate reportable segments: Latin America, Europe and Laureate Online Education.  Latin America and Europe own or maintain controlling interests in thirteen and ten separately licensed higher education institutions, respectively. The Latin America segment has locations in Mexico, Chile, Brazil, Peru, Ecuador, Panama, Costa Rica, and Honduras providing educational services to over 206,000 students. The Europe segment has locations in Spain, Switzerland, France, and Cyprus providing educational services to over 21,000 students.  The Laureate Online Education segment provides career-oriented degree programs to over 35,000 students through Walden, Laureate Education Online BV and Canter.

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

Completion of the Merger is subject to customary conditions, including, among others, the approval of the Merger and the Merger Agreement by Laureate’s common stockholders, the availability to Wengen and the Merger Sub of debt financing, and certain responses from the United States Department of Education.

The Merger Agreement was filed in a Current Report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2007.  The foregoing description of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement.

Critical Accounting Policies

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

The Company also measures its interim income tax provision using Financial Accounting Standards Board Interpretation No. (“FIN”) 18, Accounting for Income Taxes in Interim Periods.  FIN 18 measures the seasonality of any subsidiary or controlled entity that operates at an annual loss for which no income tax benefit is recognized.  This seasonality can cause volatility in the interim effective rates.  FIN 18, however, has no effect on the Company’s annual effective tax rate.

As more fully described in Note 10, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes (“FIN 48’) effective January 1, 2007.  FIN 48 is a significant change to accounting for income taxes.  FIN 48 creates a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Inherent in this calculation are critical judgments by management related to the determination of the basis for the Company’s tax positions.

Seasonality

Most of the schools in the Company’s network have a summer break when classes are generally not in session and during which minimal revenues are recognized.  Operating expenses, however, do not fully correlate to the enrollment and revenue cycles, as the schools continue to incur fixed expenses during summer breaks.  As a result, the fourth quarter is the Company’s strongest quarter because all of its higher education institutions are in session.  The second quarter is also strong as most schools have classes in session, although the Company’s largest school, located in Mexico, is in session for only part of that quarter.  The first and third quarters are weaker quarters because the majority of the Company’s schools have summer breaks for some portion of one of these two quarters. Due to this seasonality, revenues and profits in any quarter are not necessarily indicative of results in subsequent quarters or for the full year.

The following chart shows the enrollment cycles for the higher education institutions in each region.  In the chart, shaded areas represent periods when classes are generally in session and revenues are recognized.  Areas that are not shaded represent breaks during which revenues are not typically recognized.  The large circles indicate the Primary Intake start dates of the Company’s schools, and the small circles represent Secondary Intake start dates (smaller intake cycles).

Reportable Segments

The following table is derived from the Company’s consolidated financial statements and represents financial information of the Company’s reportable segments for the three months ended March 31, 2007 and 2006, excluding discontinued operations:

			Laureate
	Latin		Online
	America	Europe	Education	Unallocated	Consolidated
	(in thousands)
2007
Segment revenues	$141,217	$72,714	$69,593	$—	$283,524
Segment direct costs	(146,793)	(57,831)	(61,844)	—	(266,468)
Campus-based segments’ overhead	—	—	—	(6,463)	(6,463)
Segment profit (loss)	(5,576)	14,883	7,749	(6,463)	10,593
General and administrative expenses	—	—	—	(11,036)	(11,036)
Transaction costs	—	—	—	(9,303)	(9,303)
Operating income (loss)	$(5,576)	$14,883	$7,749	$(26,802)	$(9,746)

2006
Segment revenues	$122,501	$59,903	$52,706	$—	$235,110
Segment direct costs	(124,936)	(47,371)	(48,386)	—	(220,693)
Campus-based segments’ overhead	—	—	—	(4,667)	(4,667)
Segment profit (loss)	(2,435)	12,532	4,320	(4,667)	9,750
General and administrative expenses	—	—	—	(9,851)	(9,851)
Operating income (loss)	$(2,435)	$12,532	$4,320	$(14,518)	$(101)

The Company’s direct costs include all expenses incurred by operating units including selling and administrative expenses.  The Company’s campus-based segments’ overhead represents centralized costs incurred in support of the Latin America and Europe operations that are not allocated back to the reportable segments for U.S. GAAP reporting purposes.  In support of the Company’s tax accounting and reporting structure, a portion of these costs are billed to the higher education institution, where the institution is 100% owned or where an agreement is in place with the minority owners to allow these charges, based on a percentage of usage.  These expenses are reported in campus-based segments’ overhead or general and administrative expenses.

The following comparison of results of operations focuses on the continuing operations of the Company.

Comparison of results for the three-months ended March 31, 2007 to results for the three-months ended March 31, 2006.

Revenues.  Total revenues increased by $48.4 million, or 21%, to $283.5 million for the three months ended March 31, 2007 (the “2007 fiscal quarter”) from $235.1 million for the three months ended March 31, 2006 (the “2006 fiscal quarter”). This revenue increase was driven primarily by increased total enrollment at the Company’s higher education institutions,  pricing increases, plus the impact of acquisitions within the last two years.

Latin America revenue for the 2007 fiscal quarter increased by $18.7 million, or 15%, to $141.2 million compared to the 2006 fiscal quarter.  Enrollment increases of 13.0% in schools owned in both fiscal quarters added revenues of $15.6 million over the 2006 fiscal quarter, and acquisitions within the last 12 months contributed additional revenue of $1.0 million. For schools owned in both fiscal quarters, the Company increased local currency tuition by a weighted average of 5.6%, which served to increase revenues by $7.7 million.  Each institution in the segment offers tuitions at various prices based upon the degree program.  For the 2007 fiscal quarter, the effects of enrollments at varying price points (“product mix”) combined with the impact to revenues of differing academic calendars in 2006 and 2007 in each of the Company’s Latin American institutions (“timing”) resulted in a $2.7 million decrease in revenue compared to the 2006 fiscal quarter.  The effects of currency translation decreased revenues by $2.9 million, primarily due to the weaker Mexican Peso relative to the U.S. Dollar. Latin America revenue represented 50% of total revenues for the 2007 fiscal quarter, and 52% of total revenues for the 2006 fiscal quarter.

Europe revenue for the 2007 fiscal quarter increased by $12.8 million, or 21%, to $72.7 million compared to the 2006 fiscal quarter. Enrollment increases of 10.7% in schools owned in both fiscal quarters saw an increase in revenues of $7.1 million over the 2006 fiscal quarter, and acquisitions within the last 12 months contributed additional revenue of $0.9 million.  For schools owned in both fiscal quarters, the Company increased local currency tuition by a weighted average of 4.0%, which served to increase revenues by $2.6 million.  Each institution in the segment offers tuitions at various prices based upon degree or certificate program.  For the 2007 fiscal quarter, the effects of product mix and timing resulted in a $3.1 million reduction in revenue compared to the 2006 fiscal quarter.  The effects of currency translation increased revenues by $5.3 million, due to the strengthening of the Euro and Swiss Franc against the U.S. Dollar.  Europe revenue represented 26% of total revenues for the 2007 fiscal quarter, and 25% of total revenues for the 2006 fiscal quarter.

Laureate Online Education revenue increased by $16.9 million, or 32%, to $69.6 million for the 2007 fiscal quarter compared to the 2006 fiscal quarter. Enrollment increases of 24%, added revenues of $5.9 million. Tuition increases accounted for $2.9 million of additional revenues, and other factors, primarily a favorable change in degree program mix, added $8.1 million.  Laureate Online Education revenue represented 24% of total revenues for the 2007 fiscal quarter, and 22% of total revenues for the 2006 fiscal quarter.

Direct Costs. Total direct costs of revenues increased $47.5 million, or 21%, to $272.9 million for the 2007 fiscal quarter from $225.4 million for the 2006 fiscal quarter.  Direct costs were 96% of total revenues in the 2007 fiscal quarter and 96% of total revenues in the 2006 fiscal quarter.

Latin America direct costs increased by $21.9 million to $146.8 million, or 104% of Latin America revenue for the 2007 fiscal quarter, compared to $124.9 million or 102% of Latin America revenue for the 2006 fiscal quarter.  An increase of $23.5 million in expenses reflected higher expenses due to increased enrollments and expanded operating activities compared to the 2006 fiscal quarter.  Acquired businesses increased expenses by $1.0 million.  For the 2007 fiscal quarter, the effects of currency translations decreased expenses by $2.6 million, primarily due to the weakening of the Mexican Peso against the U.S. Dollar.

Europe direct costs increased by $10.4 million to $57.8 million, or 80% of Europe revenue for the 2007 fiscal quarter, compared to $47.4 million, or 79% of Europe revenue for the 2006 fiscal quarter.  Higher enrollments and expanded operations at the higher education institutions compared to the 2006 fiscal quarter increased expenses by $4.7 million, and acquired businesses increased expenses by $1.7 million.  For the 2006 fiscal quarter, the effects of currency translations increased expenses by $4.0 million, due to the strengthening of the Euro and Swiss Franc against the U.S. Dollar.

Campus-based segments overhead expense increased by $1.8 million to $6.5 million for the 2007 fiscal quarter, compared to $4.7 million for the 2006 fiscal quarter.  The increase is primarily attributable to the payroll costs related to the Company’s long-term incentive plan and $0.8 million due to the write off of certain prior period expenses.

Laureate Online Education direct costs increased by $13.4 million to $61.8 million, or 89% of Laureate Online Education revenue for the 2007 fiscal quarter, compared to $48.4 million, or 92% of Laureate Online Education revenue for the 2006 fiscal quarter. The 3% reduction in costs as a percentage of revenue is primarily due to achieving significantly higher profit margins on higher revenue due to increased efficiencies that resulted from scale. Laureate Online Education margins for 2007 included $2.1 million in non-recurring expenses which resulted from the write off of prior period costs previously deferred.

General and Administrative Expenses.  General and administrative expenses, inclusive of transaction costs presented separately on the statement of operations, increased by $10.4 million to $20.3 million for the 2007 fiscal quarter from $9.9 million for the 2006 fiscal quarter.  The increase is primarily attributable to $9.3 million of transaction costs related to the merger.  Additionally, expenses were higher due to professional fees and travel expenses to support the growth in the Company’s global operations.

Non-Operating Income/Expenses.  Net non-operating expenses increased $1.3 million to $1.8 million of expense for the 2007 fiscal quarter from expense of $0.5 million in the 2006 fiscal quarter.

Interest and other income increased $2.4 million to $6.1 million from $3.7 million in the 2006 fiscal quarter, primarily due to gain on sale of equity method investments of $1.2 million as well as additional interest income earned.

Interest expense increased $3.5 million primarily due to debt balance increases of $10.7 million from $434.1 million for the 2007 fiscal quarter compared to $423.4 million for the 2006 fiscal quarter.

Income Taxes.  The Company has operations in multiple countries, many of which have statutory tax rates lower than the United States.  Approximately 77% of the Company’s revenues are generated outside the United States.  The Company’s effective tax rate from continuing operations was 14.2% and (38.0)% for the three months ended March 31, 2007 and 2006, respectively. For the three months ended March 31, 2007 and 2006, the effective rate includes the impact of Financial Accounting Standards Board Interpretation (“FIN”) 18.  FIN 18 only applies to interim periods, and has no effect on the Company’s annual effective rate. The Company’s forecasted effective rate for the full year 2007 is 8.3%.

Minority Interest in Income of Consolidated Subsidiaries, Net of Tax.  Minority interest in income of consolidated subsidiaries decreased $0.8 million to $1.5 million from $2.3 million in the 2006 fiscal quarter.  This decrease was primarily due to decreased results at Universidad de las Americas (“UVM”) and Universidade Anhembi Morumbi (“UAM”) of $1.3 million partially offset by improved results at Institut Francais de Gestion (“IFG”) and the step acquisition of UVM and UDLA in 2006.

Liquidity and Capital Resources

The Company generates revenue from tuition and other fees charged to students in connection with its various education program offerings.  Students typically self-finance the costs of their education or seek third-party sponsored financing programs.  Tuition is generally collected in advance.  As a result, working capital is generally a source rather than use of funds. Given the favorable cash flow characteristics of the Company’s post-secondary education business, Laureate anticipates generating sufficient cash flow from operations in the majority of countries where the Company operates to satisfy the working capital and financing needs of the Company’s organic growth plans for each country.  If an educational institution in a country were unable to maintain sufficient liquidity on its own, the Company would look to internal cash resources as well as explore reasonable short-term facilities to accommodate any short-to medium-term shortfalls.  Accordingly, liquidity is managed locally with oversight provided by corporate staff in Baltimore, Maryland.

The Company incurs significant costs at its headquarters location in Baltimore, Maryland relating to (1) meeting U.S. and group corporate governance, reporting and compliance requirements, (2) stewardship and financing of its ownership in investments and subsidiaries, and (3) development of group synergies among its investments and subsidiaries.  Cash flow from operations generated by the Company’s domestic businesses, included within Laureate Online Education, coupled with incremental borrowing capacity, are expected to be sufficient to meet future domestic working capital, financing and investment needs. The Company anticipates that cash flow from operations, available cash and existing credit facilities will be sufficient to meet its recurring operating requirements.  The Company will require additional liquidity in order to fund the long-term operating strategy of expanding existing locations, opening new campuses and entering new markets.  The Company continues to examine opportunities in the educational services industry for potential synergistic acquisitions, which will require additional liquidity.  In connection with Merger Agreement as discussed in Note 1 to the consolidated financial statements, the Company expects to have significant new debt if the proposed merger is consummated.

Cash provided by operations was $54.9 million for the first quarter of 2007, a decrease of $9.2 million from $64.1 million for the first quarter of 2006.  This decrease was caused by several factors including an $8.0 million increase in net loss for the first quarter of 2007 as compared to the first quarter of 2006.  Adjustments for significant non-cash income and expense included a $3.3 million increase in depreciation and amortization, $3.7 million increase in other non-cash items and $8.1 million in additional deferred income taxes in the first quarter of 2007. The operating assets and liabilities increased $0.7 million to a source of cash of $47.4 million in the first quarter of 2007 compared to a source of cash of $46.7 million in the first quarter of 2006.

Cash used in investing activities increased $18.9 million from $30.8 million for the first quarter of 2006 to $49.7 million for the first quarter of 2007.  The change is primarily due to cash paid for the acquisition of Instituto de Cultura Superior Valle del Bravo de Reynosa, A.C. (“UVB”) and payments of deferred consideration to Universidad Andres Bello (“UNAB”) and other prior year acquisitions aggregating $45.6 million. These payments are offset by a reduction of restricted cash of $33.6 million, which was placed in escrow as of December 31, 2006 in contemplation of the UVB acquisition.  Additional uses of cash include incremental expenditures for deferred costs of $4.1 million, incremental proceeds from net sales of securities of $2.9 million and net change in other long-term assets of $3.4 million in the first quarter 2007 compared to the first quarter of 2006. Purchases of property and equipment were $1.8 million lower in the first quarter of 2007 than in the first quarter of 2006.

Cash provided by financing activities increased $4.2 million to $8.7 million in the first quarter of 2007 from $4.5 million in the first quarter of 2006.  The most significant components of this change are a net increase in the proceeds from the issuance of long term debt of $22.6 million and a decrease of $16.3 million in proceeds from the exercise of stock options in the first quarter of 2007 compared to the first quarter of 2006.

The foreign currency effect on the cash balances resulted in an increase of $3.8 million to $2.6 million in the first quarter of 2007 from ($1.2) in the first quarter of 2006.

During 2006, the Company entered into a $350.0 million Revolving Credit Facility (the “Bank Facility”) that has a five year term and a LIBOR-based interest rate with JPMorgan Chase Bank, National Association (“JPMorgan Chase”) and certain parties thereto.  The Bank Facility expires on August 16, 2011 and is comprised of two sub-facilities:  a U.S. sub-facility for $200.0 million and a Spanish sub-facility for $150.0 million. The Bank Facility has a swing line loan feature of up to $10.0 million and an expansion feature for an aggregate principal amount of up to $100.0 million.  The financial covenants, which are routine for this type of debt, include a maximum leverage of 3.5 times earnings before interest, taxes, depreciation and amortization (“EBITDA”).  The outstanding balance on the line of credit was $255.5 million at March 31, 2007.  The Company was in compliance with its covenant requirements as of March 31, 2007.

Contractual Obligations and Contingent Matters

The following tables reflect the Company’s contractual obligations and other commercial commitments as of March 31, 2007:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Due in less than 1 year	Due in 1-3 years	Due in 4-5 years	Due after 5 years
Long-term debt(A)	$417,856	$27,159	$52,969	$287,331	$50,397
Interest payments(B)	120,551	26,126	69,149	15,250	10,026
Operating leases(C)	596,155	52,638	157,785	133,198	252,534
Due to shareholders of acquired companies(D)	34,597	8,086	12,406	4,974	9,131
Other liabilities(E)	459	459	—	—	—
Fixed purchase price(F)	8,644	—	8,644	—	—
Similar exchange contracts(G)	7,639	7,639	—	—	—
Total contractual cash obligations of continuing operations	$1,185,901	$122,107	$300,953	$440,753	$322,088

	Amount of Commitment Expiration Per Period (in thousands)
Commercial Commitments	Total Amounts Committed	Due in less than 1year	Due in 1-3 years	Due in 4-5 years	Due after 5 years
Guarantees(H)	$8,948	$3,206	$4,819	$923	$—
Capital contribution(I)	7,515	4,168	3,347	—	—
Standby letters of credit(J)	12,700	12,700	—	—	—
Total commercial commitments of continuing operations	$29,163	$20,074	$8,166	$923	$—

(A) During 2006, the Company entered into a $350.0 million Bank Facility with JPMorgan Chase and certain other parties thereto.  The outstanding balance on the line of credit was $255.5 million at March 31, 2007.  Individual units within campus-based operations have unsecured lines of credit, which total $82.9 million, primarily for working capital purposes.  The aggregate outstanding balance on the campus-based segments’ lines of credit was $15.2 million, which is included in the current portion of long-term debt. The weighted average short term borrowing rates were 6.8% and 5.8% at March 31, 2007 and March 31, 2006 respectively.

(B) Interest payments for variable rate long-term debt were calculated using the variable interest rate in effect at March 31, 2007.

(C) In February 2006, the Company entered into a 15-year, approximately 140,000 square foot lease with Harbor East Parcel B — Commercial, LLC.  The lease has a 10-year non-cancellable lease term commencing in the first quarter of 2007.  Upon completion, the leased facility will become the Company’s corporate headquarters.

(D) Refer to Note 9 of the consolidated financial statements, “Due to Shareholders of Acquired Companies.”

(E) Under terms of a 2006 note agreement with Kendall College (“Kendall”), the Company had committed to providing total additional funding to Kendall of up to $1.1 million, of which $0.5 million was unfunded as of the end of the first quarter of 2007.  In the event the Company does not exercise its agreement to acquire Kendall, Kendall is obligated to enter into a lease agreement with the Company beginning September 1, 2007 to lease office space.  The lease commitment specifies a term of 36 months and annual rent of $1.3 million.  The Company is currently negotiating an amendment with Kendall that would extend the purchase option through March 31, 2008 and the Company would commit to provide additional funding to Kendall up to $5.5 million.  As a result, the lease agreement with Kendall would begin on March 31, 2008 if the Company does not exercise the purchase option.

(F) As part of the acquisition of Ecole Centrale d’Electronique (“ECE”), the Company committed to purchase the remaining 30% ownership from the sellers on December 31, 2008 for approximately $8.6 million.  The agreement is denominated in Euros, and is subject to foreign currency exchange risk on the date of payment.

(G) The $7.6 million related to the Similar Exchange Contract arrangements is the present value of the debt associated with UPC, which is included as long-term debt on the consolidated balance sheet. As part of a methodology election, the Company has chosen to adopt an interest accretion method which allows the Company to accrete changes in the value of the debt overtime.  The value of the debt will increase over time to extent the non-GAAP earnings of UPC improves.

(H) Subsequent to the divestiture of the K-12 segments in 2003, all leases related to Sylvan Learning Centers acquired by Educate, Inc. (“Educate”) were renegotiated or assigned in the name of Educate during the third quarter of 2003.  Leases with remaining payments of $4.9 million through December 2010 are guaranteed by the Company.  Under the terms of the Asset Purchase Agreement with Educate, the Company is indemnified against any losses suffered as a result of these lease guarantees. During 2004, the Company entered into an agreement to guarantee lease payments owed by Kendall to Key Equipment Finance. Leases with remaining payments of $3.4 million through December 2011 are guaranteed by the Company under this agreement.  In connection with a lease termination agreement, entered into in first quarter of 2007, the Company has been released its guaranteed rental payments of a co-tenant.  The Company recognized a loss of approximately $0.4 million due to the lease termination fee agreed upon.  However, along with the termination agreement the Company has guaranteed the sublease payments of two tenants within the building in which the Company vacated. If the sublease tenant is delinquent on any payment, the Company will be responsible for the delinquent amount.  The total delinquent payments over the term of the guarantee cannot exceed $0.6 million through July 1, 2009.

(I) As part of the acquisition of IFG, the Company committed to additional capital contributions, which will increase the Company’s share of ownership by diluting present minority ownership.  The agreement provides that, no later than July 31, 2006 and July 31, 2007, the Company shall contribute approximately $1.7 million and $2.5 million resulting in an increase in ownership share of 16% and 23%, respectively.  During the second quarter of 2006, the Company negotiated an amendment to the agreement that provides that the first additional capital contribution can be extended up to July 31, 2007 instead of July 31, 2006.  There were no other material amendments made to the agreement.  The agreement is denominated in Euros, and is subject to foreign currency exchange rate risk on the dates of payment. As part of the acquisition of Cyprus College, the Company committed to making a capital contribution of approximately $3.3 million between the closing date and three years thereafter.  The contributions will fund certain capital projects, if approved, and will not alter the relative equity interests.  The contribution commitment is denominated in Cypriot Pounds and is subject to foreign currency exchange rate risk on the dates of payment.

(J) The Company has approximately $12.7 million outstanding in standby letters of credit.  The Company is self-insured for workers’ compensation and other insurable risks up to predetermined amounts above which third party insurance applies.  The Company is contingently liable to insurance carriers under certain of these policies and has provided a letter of credit in favor of the insurance carriers for approximately $0.7 million.  In the first quarter of 2005, the Company issued a $12.0 million standby letter of credit in favor of WSI Education S.a.r.l. for a tax indemnification related to the sale of WSI.

FIN 48

The total amount of gross unrecognized tax benefits as of January 1, 2007 was $73,291. It is reasonably possible that within the next 12 months the Company will resolve some tax matters with taxing authorities that could result in a reduction in our FIN 48 liability up to $12.0 million.

Contingent Matters

This chart provides a high-level summary of the various minority share ownership purchase arrangements the Company had outstanding as of March 31, 2007.  In connection with certain acquisitions, variable amounts of contingent consideration are payable to the sellers based upon specified terms.  There are six different types of arrangements.

Call Right Arrangements — An arrangement which provides the Company with the right to acquire additional shares of the target company at a future date typically based on a multiple of non-GAAP earnings.

Put Right Arrangements — An arrangement which provides the Minority partner the option to require the Company to purchase the shares from the minority partner, generally based on a multiple of trailing non-GAAP earnings.

Combination Exchange Contract Arrangements — An arrangement which provides the Company with the ability to gradually increase its ownership of the subsidiary based on a series of fixed price or formulaic calls (normally a multiple of non-GAAP earnings) exercisable at certain dates in the future.  After a certain ownership threshold is reached, the minority partner then would have the right to require the Company to purchase the remaining shares owned by the minority partner.  Prior to the Company acquiring a certain ownership percentage, the minority partner’s put right is not exercisable.

Similar Exchange Contract Arrangements — An arrangement which provides the Company with the right (i.e. a Call) to purchase the remaining shares of the target company and provides the minority partner the right (i.e. a Put) to require the Company to purchase its remaining ownership of the target company.  Generally, the terms of the Company’s call and the minority partner’s put, is based on the same multiple of trailing non-GAAP earnings and are both exercisable at the same point in time in the future.

Fixed Purchase Price Arrangements — An arrangement which obligates the Company to acquire the remaining ownership of the target company sometime in the future at a price that is fixed at the acquisition date.

Contingent Earnouts (cash payments) — An arrangement which obligates the Company to pay future consideration to the seller at a point in the future based on a multiple of  non-GAAP earnings.

Higher Education Institution	Date of Contingency	Additional Ownership Share	Terms of Contingent Transaction
Company Call Right Arrangements:
UAM(1)	March 1, 2009	29%	The greater of 4 times recurring EBITDA for certain specified periods or equivalent per share valuation of the Company’s initial 51% acquisition of UAM, adjusted for inflation

	Beginning March 1, 2013 through March 1, 2023	20%	The greater of 4 times recurring EBITDA for certain specified periods or equivalent per share valuation of the Company’s initial 51% acquisition of UAM, adjusted for inflation

Minority Put Right Arrangements:
UAM(2), (5)	March 1, 2009	29%	Approximately 4 times recurring EBITDA for certain specified periods

	Beginning March 1, 2013 through March 1, 2023	20%	Variable purchase price based on recurring EBITDA for certain specified periods

UVM(3), (5)	Beginning when minority owners receive the December 31, 2006 audited UVM financial statements through December 31, 2011	Up to 10%	Approximately 7 times earnings before interest and taxes (“EBIT”) of the previous calendar year times the percentage of shares being sold by minority owners

	Beginning January 1, 2012 through December 31, 2012	Up to 10%	Approximately 7 times EBIT of the previous calendar year times the percentage of shares being sold by minority owners

IFG(4), (5)	July through September 2008	10%	$1.1 million

Combination Exchange Arrangements:
Company Call Right Arrangements:
Cyprus College(6)	Beginning July 1, 2006	35%	6% - Based on 6.25 times 2006 audited recurring EBITDA

			29% - Payable April 2012 based on a variable scale for new enrollments and 2011 EBITDA

	January 1, 2012 or up to five years thereafter	20%	Payable April in the year following exercise based on a variable scale for new enrollments and EBITDA related to the year prior to exercise

CH Holdings Netherlands BV(7)	On or before October 31, 2008	8.75%	$10.2 million plus an amount equal to CH Holdings Netherlands BV total cash minus its long-term debt multiplied by the Sellers ownership percentage

	On or before October 31, 2008	21.25%	$10.2 million plus an amount equal to CH Holdings Netherlands BV total cash minus its long-term debt multiplied by the Sellers ownership percentage

	Beginning November 1, 2008 through November 1, 2018	20%

Approximately 6 times prior twelve months EBITDA plus CH Holdings Netherlands BV’s cash minus long-term debt multiplied by the Sellers ownership percentage with a minimum payment of $20.0 million plus CH Holdings Netherlands BV’s cash minus long-term debt multiplied by the Sellers ownership percentage

Minority Put Right Arrangements:
Cyprus College(6)	April 1, 2012 or up to five years thereafter	20%	Payable based on a variable scale for new enrollments and EBITDA related to the year prior to exercise

CH Holdings Netherlands BV(7)	Beginning November 1, 2008 through November 1, 2018	20%	Approximately 6 times prior twelve months EBITDA plus CH Holdings Netherlands BV’s cash minus long-term debt multiplied by the Sellers ownership percentage

Similar Exchange Contract Arrangements:
Universidad Peruana de Ciencias Aplicadas (“UPC”)(8)	Period from April 1st to June 30th of each calendar year following 2006	20%

Approximately 4.25 times audited EBITDA for the preceding calendar year adjusted for a predefined rent formula minus the outstanding balance of all UPC’s long-term interest bearing debt plus the market value of any real estate owned by UPC multiplied by the Sellers ownership percentage

Fixed Purchase Price Arrangements:
ECE(9)	December 31, 2008	30%	$9.4 million

Capital Contribution Obligations:
IFG(10)	On or before July 31, 2007	16%	$1.7 million

	July 31, 2007	23%	$2.5 million

Contingent Earnouts (cash payments):
Laureate Online Education BV(11)	April 1, 2007	Approximately 75% of 4 times 2006 EBITDA, not to exceed $10.0 million

	April 1, 2008	Approximately 4 times the average of 2006 and 2007 EBITDA, not to exceed $10.0 million, less the April 1, 2007 payment

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

(2) Effective March 1, 2009 the minority owners of UAM have a put right to require the Company to purchase an equity interest of 29% from the minority owners at a variable purchase price based on 4.0 times recurring EBITDA for certain specified periods. Beginning March 1, 2013, and continuing for ten years, the minority owners hold a second put right to require the Company to purchase the remaining 20% interest from the minority owners, with the purchase price determined based on a similar formula.  As of March 31, 3007, the Company recorded $5.1 million in minority interest and minority ownership put arrangements on the consolidated balance sheet for this arrangement.

(3) As a part of the 10% step acquisition of UVM in 2006, there are two put options held by the minority owners for the remaining 10% interest.  The first put option covers the time after which the minority owners receive the December 31, 2006 audited financial statements of UVM through December 31, 2011.  During this period, the minority owners may exercise the first put option one time for each calendar year with the minimum shares transferred to the Company on each occasion equal to 25% of the shares held by the minority shareholder.  Beginning January 1, 2012 through December 31, 2012, the minority owners have a second put right to require the Company to purchase all remaining shares.  The put price for both put options is equal to approximately 7.0 times EBIT of the previous calendar year times the percentage of shares being sold by the minority owners.  As of March 31, 3007, the Company recorded $13.2 million in minority interest and minority ownership put arrangements on the consolidated balance sheet for this arrangement.

(4) During the period July through September 2008, the sellers of IFG may exercise a put option requiring the Company to purchase the remaining 10% ownership for approximately $1.1 million.  As of March 31, 2007 the Company recorded $0.6 million in minority interest and minority ownership put arrangements on the consolidated balance sheet for this arrangement.

(5) The $19.0 million related to Minority Put right arrangements is the present value of the Redeemable Minority Interests associated with the Brazilian, Mexican and French acquisitions that is in excess of the minority interest for those entities.  Also as part of a methodology election, the Company has chosen to adopt an accretion method which allows the Company to accrete changes in the redemption value over the period from the date of issuance.  As such, the Company has elected to only reflect a pro-rata portion of the change in liability based on the time elapsed in the Put instruments which is significantly lower than the final amount that will be required to settle the minority put arrangement.  If the Minority put arrangements were all exercisable at March 31, 2007, the Company would be obligated to pay the minority shareholders $75.4 million.

Combination Exchange Contract Arrangements

As described in Note 2 to the consolidated financial statements, there is no accounting for Combination Exchange Contract Arrangements described below as it is not probable that the Company will exercise its Call rights.

(6) As of March 31, 2007 the Company has not exercised its 6% share purchase option. Effective April 1, 2012 and exercisable up to five years thereafter, the minority owners of Cyprus College have a put right to require the Company to purchase an equity interest of 20% from the minority owners at a variable purchase price based on a variable scale for new enrollments and EBITDA for the calendar year preceding the exercise date.  Beginning July 1, 2006, the Company has a call right to acquire up to a 35% interest from the minority owners for a variable purchase price based on a variable scale for new enrollment and 2006 EBITDA.  Effective January 1, 2012 and exercisable up to five years thereafter, the Company has the call right to acquire the remaining 20% interest from the minority owners for a variable purchase price based on a variable scale for new enrollment and EBITDA for the calendar year preceding the exercise date.

(7) As a part of the acquisition of CH Holdings Netherlands BV, there are three purchase obligations that enable the Company to increase its ownership interest to 100%.  The first option allows the Company to increase its ownership in CH Holdings Netherlands BV to 58.75% if by October 30, 2008 it makes an additional $10.2 million payment plus an amount equal to CH Holdings Netherlands BV’s total cash minus its total long-term debt multiplied by the seller’s ownership percentage.  After exercising the first call option and before October 30, 2008, the Company has a second call right to increase its ownership to 80% for an additional $10.2 million plus an amount equal to CH Holdings Netherlands BV’s total cash minus its total long-term debt multiplied by the seller’s ownership percentage.  There is a put/call option for the final 20% ownership that can be exercised prior to November 1, 2018 following the exercise of the  second call option.  The put option will be calculated at 6.0 times the prior twelve months EBITDA plus CH Holdings Netherlands BV’s total cash minus its total long-term debt multiplied by the seller’s ownership percentage.  The call option will be calculated at 6.0 times the prior twelve months EBITDA plus CH Holdings Netherlands BV’s total cash minus its total long-term debt multiplied by the seller’s ownership percentage, with a minimum payment of $20.0 million plus CH Holdings Netherlands BV’s cash minus its total long-term debt multiplied by the seller’s percentage.

Similar Exchange Contract Arrangements

The below arrangement is accounted for as a Similar Exchange Contract as described in Note 2 to the consolidated financial statements.

(8) During the period of April 1st through June 30th of each calendar year following 2006, there are put and call options with similar terms which enables the Company to acquire or the minority owners to require the Company to purchase the remaining 20% ownership in UPC.  The Put and Call options are set at approximately 4.25 times the audited EBITDA for the preceding calendar year adjusted for a predefined rent formula minus the outstanding balance of all long-term interest bearing debt at UPC plus the market value of any real estate owned by UPC at the time of the option multiplied by the seller’s ownership percentage.  As of March 31, 2007, the value of the debt reflected on the Company’s balance sheet is $7.6 million for this Similar Exchange Contract.

Fixed Price Purchase Contract Arrangements

The below arrangement is accounted for as a Fixed Price Purchase Contract as described in Note 2 to the consolidated financial statements.

(9) As part of the acquisition of ECE, the Company committed to purchase the remaining 30% ownership from the sellers on December 31, 2008 for approximately $9.4 million.  The purchase obligation is denominated in Euros, and is subject to foreign currency exchange rate risk on the date of payment.  As of March 31, 2007, the value of the debt reflected on the Company’s balance sheet is $8.6 million.

Capital Contribution Obligations

(10) As part of the acquisition of IFG, the Company committed to additional capital contributions, which will increase the Company’s share of ownership by diluting present minority ownership.  The agreement provides that, no later than July 31, 2006 and July 31, 2007, the Company shall contribute approximately $1.7 million and $2.5 million resulting in an increase in ownership share of 16% and 23%, respectively. During 2006, the Company negotiated an amendment to the agreement that provides that the first additional capital contribution of $1.7 million can be extended up to July 31, 2007, instead of July 31, 2006.  The purchase obligation is denominated in Euros, and is subject to foreign currency exchange rate risk on the dates of payment.  This arrangement is not accounted for in the Company’s balance sheet as of March 31, 2007.

Contingent Earnouts (cash payments)

(11) Additional amounts of contingent consideration, not to exceed $10.0 million, are due the sellers of Laureate Online Education BV equal to four times the average of the audited EBITDA for the calendar years ending December 31, 2006 and 2007.  The April 1, 2007 payment is calculated at $0 based on 2006 earnings. Excluding adjustments of EBITDA items and other negotiated amounts and using 2006 results to estimate the 2007 results, the Company would be obligated to the sellers for $0.

Impact of Recently Issued Accounting Standards

     In February 2007, the Financial Accounting Standards Board (“FASB”)  issued Statement of Financial Accounting Standard (“SFAS”) SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities at fair value.  SFAS 159 is effective in fiscal years beginning after November 15, 2007.  The Company will adopt SFAS 159 on January 1, 2008.  The Company does not expect that the adoption of this standard will have a material effect on the Company’s financial position or results of operations.

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

Foreign Currency Risk

     The Company derives approximately 77% of its revenues from students outside the United States.  This business is transacted through a network of international subsidiaries, generally in the local currency that is considered the functional currency of that foreign subsidiary.  Expenses are also incurred in the foreign currencies to match revenues earned, which minimizes the Company’s exchange rate exposure to operating margins.  A hypothetical 10% adverse change in average  foreign currency exchange rates would have decreased operating income and cash flows for the 2007 fiscal quarter by approximately $2.2 million. The Company generally views its investment in most of its foreign subsidiaries as long-term. The effects of a change in foreign currency exchange rates on the Company’s net investment in foreign subsidiaries are reflected in other comprehensive income (loss) on the Company’s balance sheets.  A 10% depreciation in functional currencies relative to the U.S. dollar would have resulted in a decrease in the Company’s net investment in foreign subsidiaries of approximately $110.6 million at March 31, 2007.

     The Company occasionally enters into foreign exchange forward contracts to reduce the earnings impact of non-functional currency denominated receivables and payables.  The primary business objective of such activity is to protect the U.S. dollar value of the Company’s assets and future cash flows with respect to exchange rate fluctuations.  At March 31, 2007, the Company had two forward contracts with expiration dates in 2007 and 2009.  For the contract expiring in 2009, the gain or loss is deferred in accumulated other comprehensive income until the changes in the underlying financial instruments are recorded in the income statement. When appropriate, the deferred gains and losses will be reclassified from accumulated other comprehensive income on the balance sheet to the income statement.  For the contracts with expirations in 2007, the gains or losses are recorded in the income statement.

Interest Rate Risk

     The Company holds its cash and cash equivalents in high quality, short-term, fixed income securities.  Consequently, the fair value of the Company’s cash and cash equivalents would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due to the short-term nature of the Company’s portfolio.  The Company’s revolving credit facility bears interest at variable rates, and the fair value of this instrument is not significantly affected by changes in market interest rates.  A 100 basis point decrease in interest rates would have reduced net interest income for the 2007 fiscal quarter by approximately $2.2 million.

     The table below provides information about the Company’s financial instruments that are sensitive to changes in interest rates.  The table presents cash flows of weighted-average interest rates and principal payments for the following years ending March 31.  The fair value of the debt below approximates book value.

Total debt and due to shareholders of acquired companies excluding Fixed Purchase Price and Similar Exchange Contract Arrangements (in millions of US dollars):	2008	2009	2010	2011	2012	Thereafter	Total
	(in millions)
Fixed rate (Chilean peso)	$2.8	$3.0	$3.0	$3.2	$3.3	$2.5	$17.8
Average interest rate	8.0%	8.0%	8.1%	8.1%	8.1%	8.1%	—
Fixed rate (Swiss franc)	2.6	2.6	2.6	2.6	2.5	28.1	41.0
Average interest rate	2.4%	2.5%	2.7%	2.9%	3.1%	3.4%	—
Fixed rate (Euro)	3.8	4.4	2.4	2.5	2.4	20.9	36.4
Average interest rate	4.3%	5.5%	5.5%	5.6%	5.8%	6.0%	—
Fixed rate (Brazilian Real)	5.7	5.0	—	—	—	—	10.7
Average interest rate	—	—	—	—	—	—	—
Fixed rate (Honduran Lempira)	1.4	0.5	1.9	0.7	0.8	10.0	15.3
Average interest rate	—	—	—	—	—	—	—
Fixed rate (other)	0.1	—	—	—	—	—	0.1
Average interest rate	2.7%	—	—	—	—	—	—
Variable rate (Chilean peso)	4.4	0.2	0.2	0.2	0.2	0.8	6.0
Average interest rate	8.5%	8.1%	8.1%	8.1%	8.1%	8.1%	—
Variable rate (Euro)	0.5	0.7	0.7	0.7	98.8	6.7	108.1
Average interest rate	6.6%	6.6%	6.6%	6.6%	6.5%	4.1%	—
Variable rate (Cypriot pound)	1.2	1.2	1.2	1.2	1.2	5.0	11.0
Average interest rate	5.5%	5.5%	5.5%	5.5%	5.5%	5.5%	—
Variable rate (Mexican Peso)	10.6	6.8	7.2	5.4	8.8	—	38.8
Average interest rate	5.9%	3.7%	3.9%	3.8%	1.5%	—	—
Variable rate (United States Dollar)	—	—	—	—	157.4	—	157.4
Average interest rate	—	—	—	—	7.0%	—	—
Variable rate (other)	2.4	2.3	2.3	1.2	1.2	0.3	9.7
Average interest rate	10.0%	10.0%	10.0%	10.0%	10.0%	10.0%	—

The weighted-average interest rates for the variable debt were calculated using the interest rate in effect as of March 31, 2007 for each debt instrument.

Investment Risk

     The Company has an investment portfolio that includes short-term investments in available-for-sale debt and equity securities.  The Company’s investment portfolio is exposed to risks arising from changes in these investment values.

     All the potential impacts noted above are based on sensitivity analysis performed on the Company’s financial position at March 31, 2007.  Actual results may differ materially.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     The Company’s management, including the chief executive officer and the principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2007. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Act of 1934, including in this Quarterly Report on Form 10-Q, is appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the chief executive officer and principal financial officer, to allow timely decisions regarding required disclosure.  Based on that evaluation, the chief executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as of March 31, 2007.

Changes in Internal Control over Financial Reporting

     The Company’s management, including the chief executive officer and principal financial officer, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the quarterly period ended March 31, 2007.  As previously disclosed in our Annual Report on Form 10-K, as of December 31, 2006, the Company identified a material weakness pertaining to the fact that the Company did not maintain effective procedures related to accounting for income taxes, including the determination and reporting of income tax expense and the related balance sheet accounts.  The Company’s attention to certain controls relating to income tax accounts was not adequate and fourth quarter errors in our tax accounts were not detected by management during the year-end financial statement closing process.  Specifically, the Company’s year end policy and procedures did not adequately provide for (i) the accurate documentation and management review of a tax exposure item and (ii) the accurate preparation of, pre-closing process relating to, and management review of the income tax provision.  As a result of this determination, as well as in conjunction with the adoption of FIN 48, the Company engaged a big four accounting firm, other than its independent registered public accounting firm, to help identify, document and assess all of the company’s worldwide tax positions.  The Company continues to vigorously monitor the compliance with appropriate internal controls over the preparation of its income tax provision and continues to engage the services of the big four accounting firm to supplement the Company’s effort in this area.  The Company believes the identified material weakness in the year end tax accounting processes has been remediated, although management will continue to monitor and test the continuous effectiveness of these controls and procedures and make appropriate modifications, as necessary. No other changes were made in the Company’s internal controls during the first quarter of 2007 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors

There has been no material change in the information provided in Item 1A of the Form 10-K Annual Report for 2006.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the first quarter of 2007.

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

*                    Incorporated by reference

(a)             Filed herewith

(b)            Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 4, 2007.

LAUREATE EDUCATION, INC.
(Registrant)

By:	/s/ Rosemarie Mecca
Rosemarie Mecca
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)