Form 10-Q
period 2007-06-30
LAUREATE EDUCATION, INC.
filed 2007-08-09
CIK 912766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2007 or

☐                                 Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from                  to                 .

Commission File Number      000-22844

LAUREATE EDUCATION, INC.

(Exact name of registrant as specified in its charter)

Maryland	52-1492296
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

650 S. Exeter Street, Baltimore, Maryland	21202
(Address of principal executive offices)	(Zip Code)

1001 Fleet Street, Baltimore, Maryland

(Former address if changed since last period)

Registrant’s telephone number, including area code:   (410) 843-6100

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐. No ☒.

The registrant had 52,030,933 shares of Common Stock, par value $.01 per share, outstanding as of July 30, 2007.

i

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollar and share amounts in thousands, except per share data)

	June 30,	December 31,
	2007	2006
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$138,229	$106,886
Restricted cash	—	33,602
Available-for-sale securities	277	62

Receivables:
Accounts receivable	181,364	188,567
Notes receivable	119,092	110,157
Other receivables	10,318	12,430
	310,774	311,154
Allowance for doubtful accounts	(60,113)	(51,460)
	250,661	259,694

Inventory, net	6,479	5,803
Deferred income taxes	7,381	5,830
Income tax receivable	40,846	2,633
Prepaid expenses and other current assets	23,907	20,877
Total current assets	467,780	435,387

Notes receivable, less current portion, net of allowance of $12,227 and $11,761 at June 30, 2007 and December 31, 2006, respectively	105,861	96,958

Property and equipment:
Land	139,146	126,598
Buildings	382,377	334,702
Construction in-progress	43,765	58,510
Furniture, computer equipment and software	340,783	295,902
Leasehold improvements	113,947	98,848
	1,020,018	914,560
Accumulated depreciation and amortization	(216,193)	(185,248)
	803,825	729,312

Goodwill	588,032	579,811
Other intangible assets:
Tradenames and accreditations	297,030	261,009
Other intangible assets, net of accumulated amortization of $24,828 and $21,184 at June 30, 2007 and December 31, 2006, respectively	22,704	4,209
	907,766	845,029

Deferred income taxes	28,343	34,870
Deferred costs, net of accumulated amortization of $19,511 and $19,418 at June 30, 2007 and December 31, 2006, respectively	29,780	26,928
Other assets	45,199	34,529
Total assets	$2,388,554	$2,203,013

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)
(Dollar and share amounts in thousands, except per share data)

	June 30,	December 31,
	2007	2006
	(unaudited)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$51,263	$40,788
Accrued expenses	64,563	60,987
Accrued compensation and benefits	71,033	68,497
Deferred revenue	283,723	290,242
Current portion of long-term debt	62,026	95,668
Current portion of due to shareholders of acquired companies	8,381	21,781
Income tax payable	11,455	23,141
Deferred income taxes	3,040	1,571
Other current liabilities	5,734	6,679
Total current liabilities	561,218	609,354

Long-term debt, less current portion	419,901	327,734
Due to shareholders of acquired companies, less current portion	35,993	23,484
Deferred income taxes	33,882	28,159
Income tax payable	58,029	—
Other long-term liabilities	44,539	38,163
Total liabilities	1,153,562	1,026,894

Commitments and contingent liabilities	—	—

Minority interest and minority ownership put arrangements	73,044	45,424

Stockholders’ equity:
Preferred stock, par value $.01 per share—authorized 10,000 shares, no shares issued and outstanding as of June 30, 2007 and December 31, 2006	—	—

Common stock, par value $.01 per share—authorized 90,000 shares, issued and outstanding shares of 51,726 and 51,426 as of June 30, 2007 and December 31, 2006, respectively	517	514
Additional paid-in capital	547,950	538,541
Retained earnings	541,572	537,144
Accumulated other comprehensive income	71,909	54,496
Total stockholders’ equity	1,161,948	1,130,695

Total liabilities and stockholders’ equity	$2,388,554	$2,203,013

The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Dollar and share amounts in thousands, except per share data)

	Three months ended June 30,
	2007	2006
		(as restated— Note 2)
	(Unaudited)

Revenues	$375,776	$303,119

Costs and expenses
Direct costs	295,441	234,831
General and administrative expenses	10,330	11,420
Transaction costs	3,546	—
Total costs and expenses	309,317	246,251

Operating income	66,459	56,868

Other income (expense)
Interest and other income	4,875	4,282
Gain on sale of Chancery Software, Ltd.	809	9,322
Interest expense	(7,903)	(3,662)
Foreign currency exchange loss	(290)	(203)
	(2,509)	9,739

Income from continuing operations before income taxes, minority interest, and equity in net (loss) income of affiliates	63,950	66,607
Income tax expense	(389)	(12,133)
Minority interest in income of consolidated subsidiaries, net of tax	(4,363)	(9,645)
Equity in net (loss) income of affiliates, net of tax	(161)	(102)

Income from continuing operations	59,037	44,727
Loss from discontinued operations, net of income tax expense of $0 in 2007 and $314 in 2006	(8)	(1,504)
Loss on disposal of discontinued operations, net of income tax (expense) benefit of $(103) in 2007 and $415 in 2006	(103)	(1,182)
Net income	$58,926	$42,041

Earnings available to common shareholders:

Income from continuing operations	$59,037	$44,727
Effect of minority put arrangements	(6,176)	—
Income from continuing operations available to common shareholders	$52,861	$44,727

Net income	$58,926	$42,041
Effect of minority put arrangements	(6,176)	—
Net income available to common shareholders	$52,750	$42,041

Earnings per common share, basic:
Income from continuing operations available to common shareholders	$1.02	$0.87
Net income available to common shareholders	$1.02	$0.82

Earnings per common share, diluted:
Income from continuing operations available to common shareholders	$0.98	$0.84
Net income available to common shareholders	$0.98	$0.79

The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Dollar and share amounts in thousands, except per share data)

	Six months ended June 30,
	2007	2006
		(as restated— Note 2)
	(Unaudited)

Revenues	$659,300	$538,229

Costs and expenses
Direct costs	568,372	460,191
General and administrative expenses	21,366	21,271
Transaction costs	12,849	—
Total costs and expenses	602,587	481,462

Operating income	56,713	56,767

Other income (expense)
Interest and other income	10,970	8,004
Gain on sale of Chancery Software, Ltd.	809	9,322
Interest expense	(15,501)	(7,783)
Foreign currency exchange loss	(622)	(314)
	(4,344)	9,229
Income from continuing operations before income taxes, minority interest, and equity in net (loss) income of affiliates	52,369	65,996
Income tax benefit (expense)	1,257	(12,365)
Minority interest in income of consolidated subsidiaries, net of tax	(5,855)	(11,963)
Equity in net (loss) income of affiliates, net of tax	(350)	(211)

Income from continuing operations	47,421	41,457

Loss from discontinued operations, net of income tax expense of $0 in 2007 and $314 in 2006	(17)	(1,673)
Gain (loss) on disposal of discontinued operations, net of income tax (expense) benefit of $(368) in 2007 and $991 in 2006	337	(921)
Net income	$47,741	$38,863

Earnings available to common shareholders:

Income from continuing operations	$47,421	$41,457
Effect of minority put arrangements	(20,937)	—
Income from continuing operations available to common shareholders	$26,484	$41,457

Net income	$47,741	$38,863
Effect of minority put arrangements	(20,937)	—
Net income available to common shareholders	$26,804	$38,863

Earnings per common share, basic:
Income from continuing operations available to common shareholders	$0.51	$0.81
Net income available to common shareholders	$0.52	$0.76

Earnings per common share, diluted:
Income from continuing operations available to common shareholders	$0.49	$0.78
Net income available to common shareholders	$0.50	$0.73

The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2007	2006
		(as restated— Note 2)
	(Unaudited)
Operating activities
Net income	$47,741	$38,863
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	27,450	23,408
Amortization	9,533	6,367
(Gain) Loss on disposal of discontinued operations	(337)	921
Gain on sale of Chancery Software, Ltd.	(809)	(9,322)
Gain on sale of assets	(854)	—
Non-cash interest expense	1,062	1,033
Non-cash stock compensation expense	5,929	6,711
Bad debt expense	11,977	8,753
Minority interest in consolidated subsidiaries	5,855	11,963
Equity in net income (loss) of affiliates	350	211
Deferred income taxes	(7,040)	(4,558)
Other non-cash items	1,924	(1,835)
Changes in operating assets and liabilities:
Receivables	(1,026)	40,796
Inventory, prepaid expenses and other current assets	(2,452)	(6,059)
Accounts payable and accrued expenses	11,190	19,142
Income tax receivable	(2,733)	1,241
Income tax payable	(290)	(4,504)
Deferred revenue and other current liabilities	(12,233)	(35,508)
Net cash provided by operating activities	95,237	97,623

Investing activities
Purchase of available-for-sale securities	(190)	(431)
Change in restricted cash	33,602	—
Purchase of property and equipment, net	(86,179)	(85,867)
Cash loaned in exchange for notes receivable	(2,609)	(3,123)
Cash paid for acquisitions, including deferred consideration, net of cash acquired	(49,060)	(10,440)
Expenditures for deferred costs	(14,375)	(2,068)
Change in other long-term assets	(621)	832
Net cash used in investing activities	(119,432)	(101,097)

Financing activities
Proceeds from exercise of options	4,900	17,862
Proceeds from issuance of long-term debt	174,542	63,240
Payments on long-term debt	(125,310)	(69,043)
Change in other long-term liabilities and other financing activities	(1,020)	1,876
Net cash provided by financing activities	53,112	13,935
Effects of exchange rate changes on cash	2,426	88

Net change in cash and cash equivalents	31,343	10,549
Cash and cash equivalents at beginning of period	106,886	106,014
Cash and cash equivalents at end of period	$138,229	$116,563

The accompanying notes are an integral part of these consolidated financial statements.

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollar and share amounts in thousands, except per share data)

Note 1 — Description of Business and Basis of Presentation

Laureate Education, Inc. and subsidiaries (the “Company”) provides higher education programs and services to students through the global network of licensed campus-based and online universities and higher education institutions (“higher education institutions”). The Company’s educational offerings are delivered through three separate reportable segments: Campus Based - Latin America (“Latin America”), Campus Based - Europe (“Europe”) and Laureate Online Education. The campus-based segments of Latin America and Europe own or maintain controlling interests in thirteen and ten separately licensed higher education institutions, respectively. The Latin America segment has locations in Mexico, Chile, Brazil, Peru, Ecuador, Panama, Costa Rica, and Honduras. The Europe segment has locations in Spain, Switzerland, France, and Cyprus. The Laureate Online Education segment provides career-oriented degree programs to working adult students through Walden E-Learning, Inc. (“Walden”), Laureate Online Education BV, and Canter and Associates (“Canter”).

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended December 31, 2006, included in the Company’s Annual Report on Form 10-K. Operating results for the three- and six-month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Certain amounts previously reported for 2006, including a reclassification of $4,214 from additional paid-in capital to retained earnings and a reclassification from prepaid expenses and other current assets to cash of $9,899, have been reclassified to conform to the 2007 presentation. As discussed more fully in Note 4, certain business components are classified as discontinued operations in the accompanying consolidated financial statements.

On June 3, 2007, the Company entered into an Amended and Restated Agreement and Plan of Merger (the “Amended and Restated Merger Agreement”) with Wengen Alberta, Limited Partnership, an Alberta limited partnership (“Parent”), and L Curve Sub Inc., a Maryland corporation and a direct subsidiary of Parent (“L Curve”). The Amended and Restated Merger Agreement amends and restates the Agreement and Plan of Merger dated as of January 28, 2007 among the same parties. Pursuant to the Amended and Restated Merger Agreement, L Curve assigned some of its rights and obligations under the Amended and Restated Merger Agreement to M Curve Sub Inc., a Maryland corporation and a direct subsidiary of Parent (“M Curve”, and together with L Curve, the “Purchasers”), including the right to acquire shares of the Company’s common stock in the Offer (as defined below). On June 8, 2007, L Curve and M Curve commenced a tender offer (the “Offer”) to purchase all of the Company’s outstanding shares of common stock, par value $0.01 per share (the “Shares”), at a price of $62.00 per Share, net to the seller in cash (subject to applicable withholding tax), without interest, on the terms and subject to the conditions set forth in the Amended and Restated Merger Agreement. The Amended and Restated Merger Agreement was filed in a Current Report on Form 8-K filed with the Securities and Exchange Commission on June 4, 2007. The foregoing description of the Amended and Restated Merger Agreement is qualified in its entirety by reference to the full text of the Amended and Restated Merger Agreement.

On July 6, 2007, at 12:00 midnight, Eastern Standard Time, the initial offering period expired. During the initial offering period, the Company’s stockholders had tendered and not withdrawn, and the Purchasers accepted for payment, 30,696,311 shares of the Company’s common stock (including shares tendered pursuant to the guaranteed delivery procedures), which represented approximately 53% of the then outstanding shares of the Company’s common stock on a fully diluted basis and approximately 59% of the then outstanding shares and therefore satisfied the “minimum condition” of the Offer, which required the tender of a majority of the Company’s outstanding shares on a fully diluted basis (other than any shares held by Parent and its subsidiaries).

On July 9, 2007, Parent commenced a subsequent offering period, which expired at 5:00 p.m., Eastern Standard Time, on July 18, 2007. As of the expiration of the subsequent offering period, the Company’s stockholders had tendered a total of 46,524,370 shares of the Company’s common stock, which represented approximately 89% of the then outstanding shares.

In the Amended and Restated Merger Agreement, the Company granted Purchasers the option (the “Top-Up Option”) to purchase, at a price per Share equal to $62.00, a number of newly issued Shares equal to the number of Shares that, when added to the number of Shares owned, directly or indirectly, by Parent or Purchasers at the time of exercise of the Top-Up Option, constitutes one Share more than 90% of the total Shares that would be outstanding immediately after the issuance of all Shares subject to the Top-Up Option. On July 25, 2007, the Company received written notice that the Purchasers intended to exercise the Top-Up Option on August 14, 2007 and acquire 3,034,734 shares of the Company’s common stock (the “Top-Up Shares”). The Top-Up Shares will be paid for the delivery by the Purchasers of a promissory note (a “Note”) for the aggregate principal amount of approximately of $188,153,508. The Note will be due and payable one year from the date of its issue, bear interest at the rate of 3% per annum, and is pre-payable at any time without penalty at Purchasers’ option. The Top-Up Shares will be issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act.

Immediately after the issuance of the Top-Up Shares, Purchasers will own more than 90% of the outstanding shares of the Company’s common stock and permit the completion of a “short-form” merger under applicable Maryland law, without a vote of the Company’s stockholders. Accordingly, Purchasers will acquire the remaining shares of the Company’s common stock in a “short-form” merger in which all remaining Company stockholders who did not tender their shares in the Offer will receive the same $62.00 per share in cash paid in the Offer.

Subsequent to June 30, 2007, as a result of the Purchaser's acquisition of approximately 89% of the then outstanding shares, the Company expects to voluntarily apply purchase accounting at the Laureate Education, Inc. reporting entity level as of July 31, 2007 pursuant to Staff Accounting Bulletin Topic 5J, “Push Down Basis of Accounting Required in Certain Limited Circumstances”.

As a result of the merger process, the Company expects to incur significant additional indebtedness of approximately $1,840,000 which consists of several types of debt instruments including a revolving credit facility and other fixed instruments with maturities ranging from seven to nine years.

Note 2 — Significant Accounting Policies

Effect of Minority Share Ownership Purchase Arrangements on 2006 Financial Statements

In the fourth quarter of 2006, the Company reevaluated the accounting for and the financial statement presentation of new and pre-existing put and call option agreements entered into in connection with certain acquisitions. The three and six months ended June 30, 2006 have been restated to reflect the proper accounting of these pre-existing put and call agreements.

The following amounts represent the impact on each financial statement line affected by the Company’s accounting of the minority share ownership purchase arrangements on the statement of operations for the quarter and six-months ended June 30, 2006.

	Three-Months Ended June 30, 2006	Six-Months Ended June 30, 2006
Statement of Operations
Increase (decrease) to:
Direct costs	$121	$245
Operating income	(121)	(245)

Interest expense	(519)	(1,033)
Minority interest in income of consolidated subsidiaries, net of tax	4,702	2,841
Income from continuing operations	4,062	1,563

Net income	$4,062	$1,563

Increase (decrease) to:
Earnings per common share, basic:
Income from continuing operations	$0.08	$0.03
Net income	$0.08	$0.03

Earnings per common share, diluted:
Income from continuing operations	$0.08	$0.03
Net income	$0.08	$0.03

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

The Company also measures its interim income tax provision using Financial Accounting Standards Board Interpretation No. (“FIN”) 18, Accounting for Income Taxes in Interim Periods. FIN 18 measures the seasonality of any subsidiary, or controlled entity that operates at an annual loss for which no income tax benefit is recognized. This seasonality can cause volatility in the interim effective rates. FIN 18, however, has no effect on the Company’s annual effective tax rate.

As more fully described in Note 10, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) effective January 1, 2007. FIN 48 is a significant change to accounting for income taxes. FIN 48 creates a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Inherent in this calculation are critical judgments by management related to the determination of the basis for the Company’s tax positions.

Deferred Costs

The Company defers direct and incremental costs associated with the development of online educational programs and campus-based curriculum. Direct and incremental costs associated with the development of education programs includes external contract labor for course design and content development, external content experts and industry leaders who consult on program design, media production costs, and certain direct internal labor costs. Deferred costs are charged to earnings ratably over the period that the associated product revenues are recorded to earnings.

During the first quarter of 2007, the Company identified errors in accounting for certain deferred costs. As a result, the Company wrote off $2,609, net of taxes of $1,207, of prior period expenses that were improperly capitalized. The write off is not material to either the current year or prior year financial statements.

Impact of Recently Issued Accounting Standards

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which allows entities to voluntarily choose, to measure many financial assets and financial liabilities at fair value. SFAS 159 is effective in fiscal years beginning after November 15, 2007. The Company will adopt SFAS 159 on January 1, 2008. The Company is reviewing this pronouncement and assessing what impact it will have on the Company’s financial position or results of operations.

Note 3 — Equity-Based Compensation

The Company recognizes equity-based compensation under the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment”.

The total compensation expense recognized for the three-month period is as follows:

	Three-months ended June 30, 2007	Three-months ended June 30, 2006
Stock options (net of estimated forfeitures)	$1,787	$1,460
Non-vested restricted stock and unit awards	$859	$1,796

The total compensation expense recognized for the six-month period is as follows:

	Six-months ended June 30, 2007	Six-months ended June 30, 2006
Stock options (net of estimated forfeitures)	$3,649	$2,996
Non-vested restricted stock and unit awards	$2,280	$3,715

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

Note 4 — Discontinued Operations

WSI Business

During the first quarter of 2005, the Company closed the sale of its Wall Street Institute (“WSI”) business. During 2006 and 2005, WSI Education S.a.r.l. received preliminary field audit reports assessing Italian value added taxes (“VAT”) owed related to services provided by the WSI business unit in 2004 and 2003 and prior to its disposition. Under the terms of the sale agreement with WSI, the Company agreed to indemnify WSI from obligations that may arise as a result of an Italian VAT assessment related to periods prior to the closing of the sale of the WSI business unit on February 28, 2005. However, the Company is entitled to the value of the tax benefit of any indemnification. In the first quarter of 2005, the Company issued a $12,000 standby letter of credit in favor of WSI Education S.a.r.l for the VAT tax indemnification related to the sale of WSI. The Company has filed, on behalf of WSI Education S.a.r.l., an appeal with the Italian authorities and a complaint against the Italian Republic at the European Union Commission for restraint of trade based on the VAT exemption only being available to Italian owned companies. In the third quarter of 2006, the Company received notification that the Italian Court denied the stay of payment request, which sought to defer payment of the tax and interest portion of the obligation that is normally required to commence court proceedings. As a result, the Company deposited approximately $3,000 with the Italian tax authority, representing approximately 50% of the 2003 and prior total tax and interest assessed to date. In July 2007, the Company received notification that the Italian authorities had found in favor of WSI Education S.a.r.l. and denied the VAT assessment. The Italian tax authorities have 60 days in which to file an appeal. If the Court’s decision is supported during the appeal, the Company expects that the $3,000 deposit will be returned, and the $12,000 letter of credit will be released. The Company believes that a loss from this matter is not probable, nor is it possible to estimate the ultimate outcome of this issue. No expense for any potential adverse outcome of this matter has been recorded in the consolidated financial statements.

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

Summarized Financial Information of Discontinued Operations

Summarized operating results from the discontinued operations included in the Company’s consolidated statement of operations were as follows for the three-months ended June 30:

	WSI		Other
	2007	2006	2007	2006
Revenues	$—	$—	$—	$1,988
Pretax loss from discontinued operations	$(8)	$(14)	$—	$(1,176)

Summarized operating results from the discontinued operations included in the Company’s consolidated statement of operations were as follows for the six-months ended June 30:

	WSI		Other
	2007	2006	2007	2006
Revenues	$—	$—	$—	$3,787
Pretax (loss) income from discontinued operations	$(17)	$(25)	$—	$(1,334)

Note 5 — Acquisitions

During the six-month period ending June 30, 2007, the Company purchased Universidad del Desarrollo Professional (“UNIDEP”) and de Cultura Superior Valle del Bravo de Reynosa, A.C. (“UVB”), educational institutions in Mexico. The acquired institutions will be combined into the Company’s Mexico operations. UNIDEP serves a lower tuition segment, which is a large and underserved market in Mexico. This acquisition provides a solid platform to expand in this key growth segment of Mexico and is a key part of the Company’s growth strategy. The UVB acquisition was made to extend UVM’s geographical scope into eastern Mexico into key markets targeted by UVM, expand the Health Sciences platform, and provide further national scale to UVM’s operations. These transactions had a total purchase price of $54,092, paid in cash of $36,072, $11,648 to be paid through notes and $6,372 of debt assumed. UNIDEP and UVB’s results of operations are included in the Company’s Statement of Operations since the date of the acquisition.

The Company accounted for these acquisitions using the purchase method of accounting, allocating the purchase price to its acquired identifiable tangible and intangible assets and liabilities assumed based on estimated fair values at the date of acquisition, with the excess of $14,828 recorded as goodwill. The preliminary allocation of the purchase price is subject to revision based on final determination of fair values.

Note 6 — Notes Receivable (Long-term)

Notes receivable (long-term) consists of the following:

	June 30, 2007	December 31, 2006
Trade notes receivable (long-term), net of allowance of $12,227 and $11,761 at June 30, 2007 and December 31, 2006, respectively	$46,171	$42,702
Notes receivable (long-term):
Kendall College (“Kendall”)	36,737	33,031
WSI Education S.a.r.l.	15,374	14,994
Other	7,579	6,231
	$105,861	$96,958

Of the balance of long-term trade notes receivable, $7,656 and $10,373 was unearned as of June 30, 2007 and December 31, 2006 and is included in deferred revenue on the Company’s balance sheet. Tuition revenues are generally billable, and the full amount of notes receivable and related deferred revenue are recorded, when a note agreement is signed by the student.

Note 7— Other Intangible Assets

The following table summarizes other intangible assets as of June 30, 2007:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Subject to amortization:
Student rosters	$25,090	$(21,801)	$3,289
Contract rights	20,038	(1,169)	18,869
Non-compete agreements	1,385	(1,261)	124
Other	1,019	(597)	422
Total	$47,532	$(24,828)	$22,704

The following table summarizes other intangible assets as of December 31, 2006:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Subject to amortization:
Student rosters	$22,945	$(19,484)	$3,461
Non-compete agreements	1,363	(1,151)	212
Other	1,085	(549)	536
Total	$25,393	$(21,184)	$4,209

Amortization expense for intangible assets was $2,173 and $3,499 for the three- and six-months ended June 30, 2007, respectively, and $1,128 and $2,276 for the three- and six-months ended June 30, 2006 respectively. The estimated future amortization expense for intangible assets for the remaining six-month period of 2007 is $2,089. The estimated future amortization expense for intangible assets for each of the five years subsequent to December 31, 2007 is as follows: 2007 - $2,089; 2008 - $3,310; 2009 - $2,859; 2010 - $2,401; 2011 and beyond - $12,045.

Note 8 — Long-Term Debt

Long-term debt consists of the following:

	June 30,	December 31,
	2007	2006
Long-term credit lines under the $525,000 credit agreement with JPMorgan Chase Bank, National Association and certain other parties thereto bearing interest at rates ranging from 6.83% to 6.89%	$279,119	$208,040
Various unsecured lines of credit bearing interest at variable rates ranging from 3.45% to 10.00%	61,042	74,923
Mortgage notes payable bearing interest at variable rates ranging from 3.35% to 8.50%	49,871	52,220
Notes payable secured by fixed assets, bearing interest at rates ranging from 3.95% to 10.00%	27,928	27,981
Capital lease obligations bearing interest at rates ranging from 2.60% to 9.00%	21,960	22,699
Various notes payable bearing interest at fixed rates ranging from 3.00% to 8.09%	16,114	18,638
Various notes payable bearing interest at variable rates ranging from 6.50% to 9.15%	9,210	2,988
Fixed Purchase Price Arrangements (See Notes 2 and 14)	8,857	8,446
Similar Exchange Contract Arrangements (See Notes 2 and 14)	7,826	7,467
	481,927	423,402
Less: current portion of long-term debt	62,026	95,668
Total long-term debt, net of current portion	$419,901	$327,734

During the second quarter of 2007 the Company entered into a Second Amendment (the “Amendment”) to a Credit Agreement (“Bank Facility”) with JPMorgan Chase Bank, National Association and certain parties thereto. The Bank Facility prior to the Amendment included a revolving line of credit in the maximum principal amount of $200,000 (“U.S. Tranche”) and a revolving line of credit in the maximum principal amount of $150,000 (“Spanish Tranche” and together with the U.S. Tranche, “Revolving Credit Facility”). The Amendment increased the U.S. Tranche commitments by an aggregate principal amount of up to an additional $175,000, provides for an increase in the maximum amount of the Revolving Credit Facility that would be available for letters of credit from $35,000 to $110,000, amends the definition of Change in Control in the Bank Facility such that the acquisition of a controlling interest in the Company pursuant to the Offer would not constitute a Change in Control, and imposes restrictions or prohibitions on the Company’s ability to make certain restricted payments and to engage in certain transactions with affiliates.

As contemplated by this Amendment, the Company received additional U.S. sub-facility commitments in an aggregate amount of $175,000 from certain of the existing lenders under the Credit Agreement as well as two additional lenders that joined the Credit Agreement. After the amendment the total amount available under the Credit Agreement is now $525,000. In connection with the new commitments under the Bank Facility, the Company provided an irrevocable notice of termination of commitments under the Bank Facility to the facility agent to be effective on December 31, 2009. The notice of termination effectively shortens the maturity date of the Credit Agreement from August 16, 2011 to December 31, 2009.

Note 9 — Due to Shareholders of Acquired Companies

Due to shareholders of acquired companies consists of the following amounts payable in cash:

	June 30, 2007	December 31, 2006
Amounts payable to former shareholders of:
Universidad Tecnologica Centroamericana (“UNITEC”)	$14,519	$15,038
Universidade Anhembi Morumbi (“UAM”)	12,470	10,831
Universidad del Desarrollo Profesional (“UNIDEP”)	8,407	—
Instituto de Cultura Superior Valle del Bravo de Reynosa, A.C. (“UVB”)	3,515	—
Universidad Peruana de Ciencias Aplicadas (“UPC”)	3,088	3,059
Universidad del Noroeste (“UNO”)	1,842	1,882
Compania de Servicios Educativos (“CSE”)	433	528
Universidad Latinoamericana de Ciencia y Tecnologia (“ULACIT”)	100	100
Universidad Andres Bello (“UNAB”)	—	13,827
	44,374	45,265
Less: current portion of due to shareholders	8,381	21,781
Total due to shareholders, net of current portion	$35,993	$23,484

Due to the acquisition of UNIDEP in the second quarter of 2007, amounts payable to the former shareholders of UNIDEP are due in two equal principal payments of $4,167 plus interest on the second and third anniversary dates of the acquisition.

Due to the acquisition of UVB in the first quarter of 2007, amounts payable to the former shareholders of UVB are due in one balloon payment plus interest five years from the acquisition date.

Note 10 — Income Taxes

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a charge of approximately $22,376 to the January 1, 2007 balance of retained earnings. The total amount of gross unrecognized tax benefits as of January 1, 2007 was $73,291 and related accrued interest and penalties was $10,178. If these unrecognized tax benefits and related interest and penalties were recognized, approximately $83,469, net of tax benefits, would be recorded as a component of income tax expense. The company elects to record changes in the

FIN48 opening balance in the current period income/loss from continuing operations. The Company will continue its practice to recognize interest and penalties related to uncertain tax positions as a component of income tax expense.

The Company files numerous consolidated and separate income tax returns in the United States federal jurisdiction along with various state and foreign jurisdictions. With few exceptions, as noted below, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2000. The Company is currently under examination for the 2003 federal income tax return and has open audits for 1997 through 2000. The Company is also currently under examination in the Netherlands for the years 2000 through 2003. It is reasonably possible that within the next 12 months the Company will resolve some tax matters with taxing authorities that could result in a reduction in our FIN 48 liability up to $7,500.

The Company’s income tax provisions for all periods consist of federal, state, and foreign income taxes. The tax provisions for the three-month and six-month periods ended June 30, 2007 and 2006 were based on the estimated effective tax rates applicable for the 2007 and 2006 full years, after giving effect to significant items related specifically to the interim periods, including the mix of income for the period between higher and lower taxed jurisdictions. The Company’s effective tax rate from continuing operations was 0.6% and (2.4)% for the three- and six-months ended June 30, 2007 respectively and 18.2% and 18.7% for the three- and six-month ended June 30, 2006, respectively. For the three-months ended June 30, 2007, the Company released approximately $3,800 due to the tentative settlement of the 2000 Prometric IRS issue. This is recognized as a discrete event in the second quarter and significantly reduces the three-month and six-month effective tax rates. For the six-months ended June 30, 2007 and 2006, the effective rate includes the impact of FIN 18. FIN 18 only applies to interim periods and has no effect on the Company’s annual effective rate. The Company has operations in multiple countries, many of which have statutory tax rates lower than the United States. Generally lower tax rates in these foreign jurisdictions along with the Company’s intent and ability to permanently reinvest foreign earnings outside of the United States results in an effective tax rate significantly lower than the statutory rate in the United States.

On February 8, 2006, the Company received notice of certain adjustments proposed by the Internal Revenue Service (the “IRS”) with respect to the Company’s 2000 federal income tax return. The proposed adjustments primarily relate to the gain on the sale of the Company’s Prometric testing subsidiary in 2000 for $775,000. The IRS claimed that the Company owes additional taxes of approximately $54,600 plus penalties and interest. The Company and the IRS, during the second quarter of 2007, tentatively reached a settlement agreement which is subject to final IRS approval. As a result, approximately $3,800 of the FIN 48 liability was reversed through continuing operations.  Based on current information, the Company believes it is adequately reserved for this issue.

On February 23, 2006, the Company received a Notice of Deficiency from the IRS for the Company’s 1997 federal income tax return disagreeing with the Company’s exclusion from income of a break up fee it received in its attempted acquisition of National Education Corporation. The Company is appealing the Notice of Deficiency and paid the current amount of the assessment, $8,100, and the associated interest due of $5,900, in May 2006. These amounts had been previously accrued by the Company. The Company is preparing its appeal to be appropriately filed in the United States Court of Claims. The Company believes that it properly excluded the break up fee from income and intends to vigorously contest the IRS’s determination. Although the ultimate disposition of this issue is uncertain, based on current information, the Company believes that the outcome of this issue will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

In April 2006, the IRS began a field examination of the Company’s 2003 income tax return. In addition, there are several other income tax audits in progress, which include an IRS examination of Walden for the 2003 federal income tax return; a Dutch tax examination of two of the Company’s Dutch subsidiaries for the 2000 through 2003 income tax returns; and a Dutch tax examination of the net operating loss carryforwards that the Dutch subsidiary inherited when it was purchased from third parties in 2004. No assurance can be given as to the eventual outcome of these audits. Based on current information, the Company believes it has adequately accrued for identified risks associated with these tax authority inquiries. The Company can provide no assurance that the eventual outcome will not result in a material adverse amount.

Note 11 — Stockholders’ Equity

The components of stockholders’ equity are as follows:

LAUREATE EDUCATION, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Dollar and share amounts in thousands)

				Accumulated
		Additional		Other	Total
	Common	Paid-In	Retained	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Income	Equity
Balance at December 31, 2006	$514	$538,541	$537,144	$54,496	$1,130,695

Options exercised for purchase of 204 shares of common stock, net of 11 replenishment shares	2	4,900			4,902
Non-cash stock compensation		5,929			5,929
Change in redemption value of minority ownership put arrangements			(20,937)		(20,937)

Cumulative impact of change in accounting for uncertainties in income taxes (FIN 48 - see notes 2 and 10)			(22,376)		(22,376)
Other	1	(1,420)		(215)	(1,634)
Comprehensive income:
Net income for the six months ended June 30, 2007			47,741		47,741
Foreign currency translation adjustment				17,628	17,628
Total comprehensive income	—	—	—	—	65,369
Balance at June 30, 2007	$517	$547,950	$541,572	$71,909	$1,161,948

Note 12 — Comprehensive Income

The components of comprehensive income, net of related income taxes, are as follows:

	Three-months ended June 30,		Six-months ended June 30,
	2007	2006	2007	2006
		(as restated — Note 2)		(as restated — Note 2)
Net income	$58,926	$42,041	$47,741	$38,863
Foreign currency translation adjustment	21,371	391	17,628	1,212
Unrealized (loss) gain on available-for-sale securities, net of tax	—	(6)	—	9
Comprehensive income	$80,297	$42,426	$65,369	$40,084

Note 13 — Earnings Per Share

The following table summarizes the computations of basic and diluted earnings per share:

	Three-months ended		Six-months ended
	June 30,		June 30,
	2007	2006	2007	2006
		(as restated — Note 2)		(as restated — Note 2)
Numerator used in basic and diluted income per common share:
Income from continuing operations	$59,037	$44,727	$47,421	$41,457
Loss from discontinued operations, net of tax	(8)	(1,504)	(17)	(1,673)
(Loss) Gain on disposal of discontinued operations, net of tax	(103)	(1,182)	337	(921)
Net income	$58,926	$42,041	$47,741	$38,863

Income from continuing operations	$59,037	$44,727	$47,421	$41,457
Effect of minority put arrangements	(6,176)	—	(20,937)	—
Income from continuing operations available to common shareholders	$52,861	$44,727	$26,484	$41,457

Net income	$58,926	$42,041	$47,741	$38,863
Effect of minority put arrangements	(6,176)	—	(20,937)	—
Net income available to common stockholders	$52,750	$42,041	$26,804	$38,863

Denominator for basic earnings per share—weighted-average common shares outstanding	51,814	51,429	51,714	50,940
Net effect of dilutive stock options based on treasury stock method	1,882	1,669	1,839	1,943
Denominator for diluted earnings per share—weighted-average common shares outstanding and assumed conversions	53,696	53,098	53,553	52,883

Earnings per common share basic:
Income from continuing operations	$1.14	$0.87	$0.92	$0.81
Effect of minority put arrangements	(0.12)	—	(0.40)	—
Income from continuing operations available to common shareholders	1.02	0.87	0.51	0.81
Loss from discontinued operations, net of tax	0.00	(0.03)	0.00	(0.03)
(Loss) Gain on disposal of discontinued operations, net of tax	(0.00)	(0.02)	0.01	(0.02)
Net income available to common shareholders	$1.02	$0.82	$0.52	$0.76

Income from continuing operations	$1.14	$0.87	$0.92	$0.81
Effect of redeemable minority interests	(0.12)	—	(0.40)	—
Income from continuing operation available to common shareholders	$1.02	$0.87	$0.51	$0.81

Net income	$1.14	$0.82	$0.92	$0.76
Effect of redeemable minority interests	(0.12)	—	(0.40)	—
Net income available to common stockholders	$1.02	$0.82	$0.52	$0.76

Earnings per common share diluted:
Income from continuing operations	$1.10	$0.84	$0.89	$0.78
Effect of minority put arrangements	(0.12)	—	(0.39)	—
Income from continuing operation available to common shareholders	0.98	0.84	0.49	0.78
Loss from discontinued operations, net of tax	(0.00)	(0.03)	(0.00)	(0.03)
(Loss) Gain on disposal of discontinued operations, net of tax	(0.00)	(0.02)	0.01	(0.02)
Net income available to common shareholders	$0.98	$0.79	$0.50	$0.73
Income from continuing operations	$1.10	$0.84	$0.89	$0.78
Effect of redeemable minority interests	(0.12)	—	(0.39)	—
Income from continuing operation available to common shareholders	$0.98	$0.84	$0.49	$0.78

Net income	$1.10	$0.79	$0.89	$0.73
Effect of redeemable minority interests	(0.12)	—	(0.39)	—
Net income available to common stockholders	$0.98	$0.79	$0.50	$0.73

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

	Beginning March 1, 2013 through March 1, 2023	20%	The greater of 4 times recurring EBITDA for certain specified periods or equivalent per share valuation of the Company’s initial 51% acquisition of UAM, adjusted for inflation
Minority Put Right Arrangements:
UAM(2), (5)	March 1, 2009	29%	Approximately 4 times recurring EBITDA for certain specified periods

	Beginning March 1, 2013 through March 1, 2023	20%	Variable purchase price based on recurring EBITDA for certain specified periods

UVM(3), (5)	Beginning when minority owners receive the December 31, 2006 audited UVM financial statements through December 31, 2011	Up to 10%	Approximately 7 times earnings before interest and taxes (“EBIT”) of the previous calendar year times the percentage of shares being sold by minority owners

	Beginning January 1, 2012 through December 31, 2012	Up to 10%	Approximately 7 times EBIT of the previous calendar year times the percentage of shares being sold by minority owners

Institut Francais de Gestion (“ IFG”)(4), (5)	July through September 2008	10%	$1,083

Combination Exchange Arrangements:
Company Call Right Arrangements:
Cyprus College(6)	Beginning July 1, 2006	35%	6%—Based on 6.25 times 2006 audited recurring EBITDA

			29%—Payable April 2012 based on a variable scale for new enrollments and 2011 EBITDA

	January 1, 2012 or up to five years thereafter	20%	Payable April in the year following exercise based on a variable scale for new enrollments and EBITDA related to the year prior to exercise

CH Holdings Netherlands BV(7)	On or before October 30, 2008	8.75%	$10,200 plus an amount equal to CH Holdings Netherlands BV’s total cash minus its long-term debt multiplied by the sellers ownership percentage

	On or before October 30, 2008	21.25%	$10,200 plus an amount equal to CH Holdings BV’s total cash minus its long-term debt multiplied by the sellers ownership percentage

	Beginning November 1, 2008 through November 1, 2018	20%

Approximately 6 times prior twelve months EBITDA plus CH Holdings Netherlands BV’s cash minus long-term debt multiplied by the sellers ownership percentage with a minimum payment of $20,000 divided by the total number of shares representing the 20% plus CH Holdings Netherlands BV’s cash minus long-term debt multiplied by the sellers ownership percentage

Minority Put Right Arrangements:
Cyprus College(6)	April 1, 2012 or up to five years thereafter	20%	Payable based on a variable scale for new enrollments and EBITDA related to the year prior to exercise

CH Holdings Netherlands BV(7)	Beginning November 1, 2008 through November 1, 2018	20%	Approximately 6 times prior twelve months EBITDA plus CH Holdings BV’s cash minus long-term debt multiplied by the sellers ownership percentage

Similar Exchange Contract Arrangements:
UPC(8)	Period from April 1st to June 30th of each calendar year following 2006	20%

Approximately 4.25 times audited EBITDA for the preceding calendar year adjusted for a predefined rent formula minus the outstanding balance of all UPC’s long-term interest bearing debt plus the market value of any real estate owned by UPC multiplied by the sellers ownership percentage

Fixed Purchase Price Arrangements:
Ecole Centrale d’Electronique (“ECE”)(9)	December 31, 2008	30%	$9,475

Capital Contribution Obligations:
IFG(10)	On or before July 31, 2007	16%	$1,697

	July 31, 2007	23%	$2,528

Contingent Earnouts (cash payments):
Laureate Online Education BV(11)	April 1, 2008		Approximately 4 times the average of 2006 and 2007 EBITDA, not to exceed $10,000, less the April 1, 2007 payment

Obligations and contingent payments (except for the payments to CH Holdings Netherlands BV and the contingent earnout on Laureate Online Education BV) are denominated in foreign currency and are subject to foreign currency risk.

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

(2) Effective March 1, 2009 the minority owners of UAM have a put right to require the Company to purchase an equity interest of 29% from the minority owners at a variable purchase price based on 4.0 times recurring EBITDA for certain specified periods. Beginning March 1, 2013, and continuing for ten years, the minority owners hold a second put right to require the Company to purchase the remaining 20% interest from the minority owners, with the purchase price determined based on a similar formula. As of June 30, 2007, the Company has recorded $4,513 in minority interest and minority ownership put arrangements on the consolidated balance sheet for this arrangement.

(3) As a part of the 10% step acquisition of UVM in 2006, there are two put options held by the minority owners for the remaining 10% interest. The first put option covers the time after which the minority owners receive the December 31, 2006 audited financial statements of UVM through December 31, 2011. During this period, the minority owners may exercise the first put option one time for each calendar year with the minimum shares transferred to the Company on each occasion equal to 25% of the shares held by the minority shareholder. Beginning January 1, 2012 through December 31, 2012, the minority owners have a second put right to require the Company to purchase all remaining shares. The put price for both put options is equal to approximately 7.0 times EBIT of the previous calendar year times the percentage of shares being sold by the minority owners. As of June 30, 2007, the Company has recorded $19,924 in minority interest and minority ownership put arrangements on the consolidated balance sheet for this arrangement.

(4) During the period July through September 2008, the sellers of IFG may exercise a put option requiring the Company to purchase the remaining 10% ownership for approximately $1,083. As of June 30, 2007 the Company recorded $714 in minority interest and minority ownership put arrangements on the consolidated balance sheet for this arrangement.

(5) The $25,151 related to Minority Put right arrangements is the present value of the Redeemable Minority Interests associated with the Brazilian, Mexican and French acquisitions that is in excess of the minority interest for those entities. Also as part of a methodology election, the Company has chosen to adopt an accretion method which allows the Company to accrete changes in the redemption value over the period from the date of issuances to the earliest redemption date. As such, the Company has elected to only reflect a pro-rata portion of the change in liability based on the time elapsed in the Put instrument which is significantly lower than the final amount that will be required to settle the minority put arrangement. If the Minority put arrangements were all exercisable at June 30, 2007, the Company would be obligated to pay the minority shareholders $75,463.

Combination Exchange Contract Arrangements

As described in Note 2, there is no accounting for Combination Exchange Contract Arrangements described below as it is not probable that the Company will exercise its Call rights.

(6) As of June 30, 2007 the Company has not exercised its 6% share purchase option. Effective April 1, 2012 and exercisable up to five years thereafter, the minority owners of Cyprus College have a put right to require the Company to purchase an equity interest of 20% from the minority owners at a variable purchase price based on a variable scale for new enrollments and EBITDA for the calendar year preceding the exercise date. Beginning July 1, 2006, the Company has a call right to acquire up to a 35% interest from the minority owners for a variable purchase price based on a variable scale for new enrollment and 2006 EBITDA. Effective January 1, 2012 and exercisable up to five years thereafter, the Company has the call right to acquire the remaining 20% interest from the minority owners for a variable purchase price based on a variable scale for new enrollment and EBITDA for the calendar year preceding the exercise date.

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

(8) During the period of April 1st through June 30th of each calendar year following 2006, there are put and call options with similar terms which enable the Company to acquire or the minority owners to require the Company to purchase the remaining 20% ownership in UPC. The put and call options are set at approximately 4.25 times the audited EBITDA for the preceding calendar year adjusted for a predefined rent formula minus the outstanding balance of all long-term interest bearing debt at UPC plus the market value of any real estate owned by UPC at the time of the option multiplied by the seller’s ownership percentage. As of June 30, 2007, the value of the debt reflected on the Company’s balance sheet is $7,826 for this Similar Exchange Contract.

Fixed Price Purchase Contract Arrangements

The below arrangement is accounted for as a Fixed Price Purchase Contract as described in Note 2.

(9) As part of the acquisition of ECE, the Company committed to purchase the remaining 30% ownership from the sellers on December 31, 2008 for approximately $9,475. The purchase obligation is denominated in Euros, and is subject to foreign currency exchange rate risk on the date of payment. As of June 30, 2007, the value of the debt reflected on the Company’s balance sheet is $8,857.

Capital Contribution Obligations

(10) As part of the acquisition of IFG, the Company committed to additional capital contributions, which will increase the Company’s share of ownership by diluting the present minority ownership. Pursuant to the amended agreement the Company contributed $4,143 resulting in an increase in ownership share of 39%. As of June 30, 2007 the contributions have been made, however the legal rights related to additional ownership are not effective until July 31, 2007.

 Contingent Earnouts (cash payments)

(11) Additional amounts of contingent consideration, not to exceed $10,000, are due the sellers of Laureate Online Education BV equal to four times the average of the audited EBITDA for the calendar years ending December 31, 2006 and 2007.  No payments were due under the December 31, 2006 contingent consideration arrangement based on 2006 earnings results. Excluding adjustments of EBITDA items and other negotiated amounts and using 2006 results to estimate the 2007 results, the Company would be obligated to the sellers for $0 under the April 1, 2008 payment.

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

Material Guarantees

Subsequent to the June 2003 divestiture of the Company’s K-12 business segments, all leases related to Sylvan Learning Centers were renegotiated or assigned in the name of Educate, Inc. (“Educate”) during the third quarter of 2003. Leases with remaining payments of $4,210 through December 2010 are guaranteed by the Company. Under the terms of an asset purchase agreement with Educate, the Company is indemnified against any losses suffered as a result of these lease guarantees. During 2004, the Company entered into an agreement to guarantee equipment lease payments owed by Kendall to Key Equipment Finance. Equipment leases with remaining payments of $3,261 through December 2011 are guaranteed by the Company. In connection with a lease termination agreement, entered into in the first quarter of 2007, the Company has been released of the guaranteed rental payments of a co-tenant. The Company recognized a loss of approximately $374 due to the lease termination fee agreed upon. However, along with the termination agreement the Company has guaranteed the sublease payments of two tenants within the building in which the Company vacated. If the sublease tenant is delinquent on any payment, the Company will be responsible for the delinquent amount. The total delinquent payments over the term of the guarantee cannot exceed $646. The fair values of the guarantees have been recorded as other long-term liabilities in the consolidated balance sheets.

Standby Letters of Credit

The Company has $12,700 outstanding in standby letters of credit. The Company is self-insured for workers compensation and other insurable risks up to predetermined amounts above which third party insurance applies. The Company is contingently liable to insurance carriers under certain of these policies and has provided a letter of credit in favor of the insurance carriers for $700. Additionally, in the first quarter of 2005, the Company issued a $12,000 standby letter of credit in favor of WSI Education S.a.r.l for the VAT tax indemnification related to the sale of WSI (see Note 4).

Commitments

Under terms of note agreements with Kendall, the Company has committed to providing total additional funding to Kendall of up to $5,500, of which $4,000 was unfunded as of the end of the second quarter of 2007. In the event the Company does not exercise its agreement to acquire Kendall, Kendall is obligated to enter into a lease agreement with the Company beginning March 31, 2008 to lease office space. The lease commitment specifies a term of 36 months and annual rent of $1,275.

As a part of the acquisition of Cyprus College, the Company committed to making a contribution of approximately $3,324 on or before November 30, 2008. The contributions will fund certain capital projects, if approved, and will not alter the relative equity interests. The contribution commitment is denominated in Cypriot Pounds and is subject to foreign currency exchange rate risk on the dates of payment.

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

The following table sets forth information on the Company’s reportable segments:

Three-months ended June 30, 2007	Latin America	Europe	Laureate Online Education	Total
Revenues	$233,996	$68,684	$73,096	$375,776
Segment profit	66,783	7,346	12,825	86,954

Three-months ended June 30, 2006 (as restated — Note 2)	Latin America	Europe	Laureate Online Education	Total
Revenues	$190,805	$57,297	$55,017	$303,119
Segment profit	58,954	7,096	8,146	74,196

Six-months ended June 30, 2007	Latin America	Europe	Laureate Online Education	Total
Revenues	$375,213	$141,398	$142,689	$659,300
Segment profit	61,207	22,229	20,574	104,010

Six-months ended June 30, 2006 (as restated — Note 2)	Latin America	Europe	Laureate Online Education	Total
Revenues	$313,306	$117,200	$107,723	$538,229
Segment profit	56,519	19,628	12,466	88,613

The following tables reconcile the reported information on segment profit to income from continuing operations before income taxes, minority interest, and equity in net (loss) income of affiliates reported in the statements of operations:

	Three-months ended June 30,		Six-months ended June 30,
	2007	2006 (as restated — Note 2)	2007	2006 (as restated — Note 2)
Total profit for reportable segments	$86,954	$74,196	$104,010	$88,613
Campus-based segments’ overhead	(6,619)	(5,908)	(13,082)	(10,575)
Transaction costs	(3,546)	—	(12,849)	—
General and administrative expense	(10,330)	(11,420)	(21,366)	(21,271)
Net non-operating income (loss)	(2,509)	9,739	(4,344)	9,229
Income from continuing operations before income taxes, minority interest and equity in net (loss) income of affiliates	$63,950	$66,607	$52,369	$65,996

Revenue information of continuing operations by geographic area is as follows:

	Three-months ended June 30,		Six-months ended June 30,
	2007	2006	2007	2006
Revenues
Chile	$90,747	$79,248	$110,307	$96,617
Mexico	76,526	59,039	157,677	129,644
United States	66,749	50,524	131,062	99,308
Spain	35,054	30,885	73,833	61,520
Brazil	32,314	25,900	50,979	43,851
Peru	17,144	13,835	24,455	18,840
Switzerland	14,559	10,844	29,025	23,148
Other foreign countries	42,683	32,844	81,962	65,301
Consolidated total	$375,776	$303,119	$659,300	$538,229

Revenues are attributed to countries based on the location of the customer.

Note 16 — Related Parties

The Company has entered into several building lease arrangements with a Company that is partially owned by a member of senior management in Chile.  The amounts paid to this related party under this relationship for the year ended December 31, 2006, was $8,539.  For the six months ended June 30, 2007, the amounts paid to the related party under this relationship was $4,453.

Note 17 — Other Financial Information

In accordance with a sale agreement entered into in the second quarter of 2006, related to the sale of Chancery Software, Ltd., an escrow account was established for certain indemnity claims.  During the second quarter of 2007, the Company received $809 as the first distribution of the Chancery escrow account.  This receipt was recorded as a non-operating gain on the financial statements.

For the six-months ended June 30, 2007, the Company incurred $12,849 in costs related to the Merger.  Opinion fees and expenses for evaluating the offer and determining the Board’s position related to recommending the offer to the shareholders were incurred from Merrill Lynch & Co, Inc., $4,172, and Morgan Stanley, $3,700.  An additional $4,977 in legal, consulting, accounting and regulatory costs were incurred from various sources.

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

For a comprehensive description of the types of risks and uncertainties the Company faces, see Item 1.A. “Risk Factors” of this Report and of the Company’s Annual Report on Form 10-K.  Please note the forward-looking statements included in this Report are made only as of the date of this report.  The Company assumes no obligation to publicly update any forward-looking statements. Investors should not unduly rely on our forward-looking statements when evaluating the information presented in our filing and reports.

Overview

Laureate Education, Inc. (“the Company”) provides higher education programs and services to over 270,000 students through a global network of licensed campus-based and online higher education institutions.  The Company’s educational services are offered through three separate reportable segments: Campus Based - Latin America (“Latin America”), Campus Based - Europe (“Europe”) and Laureate Online Education.  Latin America and Europe own or maintain controlling interests in eleven and ten separately licensed higher education institutions, respectively.  The Latin America segment has locations in Mexico, Chile, Brazil, Peru, Ecuador, Honduras, Panama, and Costa Rica providing educational services to over 212,000 students. The Europe segment has locations in Spain, Switzerland, France, and Cyprus providing educational services to over 21,000 students.  The Laureate Online Education segment provides career-oriented degree programs to nearly 37,000 students through Walden E-Learning, Inc. (“Walden”), Laureate Education Online BV, and Canter and Associates (“Canter”).

Proposed Merger

On June 3, 2007, the Company entered into an Amended and Restated Agreement and Plan of Merger (the “Amended and Restated Merger Agreement”) with Wengen Alberta, Limited Partnership, an Alberta limited partnership (“Parent”), and

L Curve Sub Inc., a Maryland corporation and a direct subsidiary of Parent (“L Curve”).  The Amended and Restated Merger Agreement amends and restates the Agreement and Plan of Merger dated as of January 28, 2007 among the same parties.  Pursuant to the Amended and Restated Merger Agreement, L Curve assigned some of its rights and obligations under the Amended and Restated Merger Agreement to M Curve Sub Inc., a Maryland corporation and a direct subsidiary of Parent (“M Curve”, and together with L Curve, the “Purchasers”), including the right to acquire shares of the Company’s common stock in the Offer (as defined below).  On June 8, 2007, L Curve and M Curve commenced a tender offer (the “Offer”) to purchase all of the Company’s outstanding shares of common stock, par value $0.01 per share (the “Shares”), at a price of $62.00 per Share, net to the seller in cash (subject to applicable withholding tax), without interest, on the terms and subject to the conditions set forth in the Amended and Restated Merger Agreement.  The Amended and Restated Merger Agreement was filed in a Current Report on Form 8-K filed with the Securities and Exchange Commission on June 4, 2007.  The foregoing description of the Amended and Restated Merger Agreement is qualified in its entirety by reference to the full text of the Amended and Restated Merger Agreement.

On July 6, 2007, at 12:00 midnight, Eastern Standard Time, the initial offering period expired.  During the initial offering period, the Company’s stockholders had tendered and not withdrawn, and the Purchasers accepted for payment, 30,696,311 shares of the Company’s common stock (including shares tendered pursuant to the guaranteed delivery procedures), which represented approximately 53% of the then outstanding shares of the Company’s common stock on a fully diluted basis and approximately 59% of the then outstanding shares and therefore satisfied the “minimum condition” of the Offer, which required the tender of a majority of the Company’s outstanding shares on a fully diluted basis (other than any shares held by Parent and its subsidiaries).

On July 9, 2007, Parent commenced a subsequent offering period, which expired at 5:00 p.m., Eastern Standard Time, on July 18, 2007.  As of the expiration of the subsequent offering period, the Company’s stockholders had tendered a total of 46,524,370 shares of the Company’s common stock, which represented approximately 89% of the then outstanding shares.

In the Amended and Restated Merger Agreement, the Company granted Purchasers the option (the “Top-Up Option”) to purchase, at a price per Share equal to $62.00, a number of newly issued Shares equal to the number of Shares that, when added to the number of Shares owned, directly or indirectly, by Parent or Purchasers at the time of exercise of the Top-Up Option, constitutes one Share more than 90% of the total Shares that would be outstanding immediately after the issuance of all Shares subject to the Top-Up Option.  On July 25, 2007, the Company received written notice that the Purchasers intended to exercise the Top-Up Option on August 14, 2007 and acquire 3,034,734 shares of the Company’s common stock (the “Top-Up Shares”).  The Top-Up Shares will be paid for the delivery by the Purchasers of a promissory note (a “Note”) for the aggregate principal amount of approximately of $188,153,508.  The Note will be due and payable one year from the date of its issue, bear interest at the rate of 3% per annum, and is pre-payable at any time without penalty at Purchasers’ option.  The Top-Up Shares will be issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act.

Immediately after the issuance of the Top-Up Shares, Purchasers will own more than 90% of the outstanding shares of the Company’s common stock and permit the completion of a “short-form” merger under applicable Maryland law, without a vote of the Company’s stockholders.  Accordingly, Purchasers will acquire the remaining shares of the Company’s common stock in a “short-form” merger in which all remaining Company stockholders who did not tender their shares in the Offer will receive the same $62.00 per share in cash paid in the Offer.

Subsequent to June 30, 2007, as a result of the Purchaser's acquisition of approximately 89% of the then outstanding shares, the Company expects to voluntarily apply purchase accounting at the Laureate Education, Inc. reporting entity level as of July 31, 2007 pursuant to Staff Accounting Bulletin Topic 5J, “Push Down Basis of Accounting Required in Certain Limited Circumstances”.

As a result of the merger process, the Company expects to incur significant additional indebtedness of approximately $1,840 million which consists of several types of debt instruments including a revolving credit facility and other fixed instruments with maturities ranging from seven to nine years.

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

These arrangements require management to make certain estimates with regard to the final amount the Company will eventually pay in order to acquire the remaining ownership in the company.  In the Minority Put, Similar Exchange, and Combination Exchange arrangements, the final settlement value is usually based on a multiple of future non-GAAP earnings. The Company uses the present value of the amounts calculated based on current period non-GAAP earnings as an estimate for the final value that will eventually be paid to settle the arrangement.  These values are then adjusted annually to reflect changes in the target company’s non-GAAP earnings as well as the additional passage of time to maturity for the arrangement.  To the extent the current non-GAAP earnings are different than the future period non-GAAP earnings, the value of these obligations can change significantly which will have an impact on the Company’s financial position and reported results of operations.

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

As more fully described in Note 10, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) effective January 1, 2007.  FIN 48 is a significant change to accounting for income taxes.  FIN 48 creates a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Inherent in this calculation are critical judgments by management related to the determination of the basis for the Company’s tax positions.

Deferred Costs

The Company defers direct and incremental costs associated with the development of online educational programs.  Direct and incremental costs associated with the development of education programs include external contract labor for course design and content development, external content experts and industry leaders who consult on program design, media production costs, and certain direct internal labor costs.  Deferred costs are charged to earnings ratably over the period that the associated product revenues are recorded to earnings.

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

Reportable Segments

The following table is derived from the Company’s consolidated financial statements and represents financial information of the Company’s reportable segments for the three-months ended June 30, 2007 and 2006, excluding discontinued operations:

			Laureate
	Latin		Online
	America	Europe	Education	Unallocated	Consolidated
	(in thousands)
2007
Segment revenues	$233,996	$68,684	$73,096	$—	$375,776
Segment direct costs	(167,213)	(61,338)	(60,271)	—	(288,822)
Campus-based segments’ overhead	—	—	—	(6,619)	(6,619)
Segment profit	66,783	7,346	12,825	(6,619)	80,335
General and administrative expenses	—	—	—	(10,330)	(10,330)
Transaction costs	—	—	—	(3,546)	(3,546)
Operating income	$66,783	$7,346	$12,825	$(20,495)	$66,459

2006
Segment revenues	$190,805	$57,297	$55,017	$—	$303,119
Segment direct costs	(131,851)	(50,201)	(46,871)	—	(228,923)
Campus-based segments’ overhead				(5,908)	(5,908)
Segment profit	58,954	7,096	8,146	(5,908)	68,288
General and administrative expenses	—	—	—	(11,420)	(11,420)
Operating income	$58,954	$7,096	$8,146	$(17,328)	$56,868

The following table is derived from the Company’s consolidated financial statements and represents financial information of the Company’s reportable segments for the six-months ended June 30, 2007 and 2006, excluding discontinued operations:

			Laureate
	Latin		Online
	America	Europe	Education	Unallocated	Consolidated
	(in thousands)
2007
Segment revenues	$375,213	$141,398	$142,689	$—	$659,300
Segment direct costs	(314,006)	(119,169)	(122,115)	—	(555,290)
Campus-based segments’ overhead	—	—	—	(13,082)	(13,082)
Segment profit	61,207	22,229	20,574	(13,082)	90,928
General and administrative expenses	—	—	—	(21,366)	(21,366)
Transaction costs	—	—	—	(12,849)	(12,849)
Operating income	$61,207	$22,229	$20,574	$(47,297)	$56,713

2006
Segment revenues	$313,306	$117,200	$107,723	$—	$538,229
Segment direct costs	(256,787)	(97,572)	(95,257)	—	(449,616)
Campus-based segments’ overhead	—	—	—	(10,575)	(10,575)
Segment profit	56,519	19,628	12,466	(10,575)	78,038
General and administrative expenses	—	—	—	(21,271)	(21,271)
Operating income	$56,519	$19,628	$12,466	$(31,846)	$56,767

The Company’s direct costs include all expenses incurred by operating units including selling and administrative expenses. The Company’s campus-based segments’ overhead represents centralized costs incurred in support of the international network of universities, relating primarily to strategic planning, resource allocation, identification of acquisition targets, and oversight of acquisition transactions. Currently, the campus-based segments’ overhead costs are not properly allocable to the operating results of Latin America and Europe.

The following comparison of results of operations focuses on the continuing operations of the Company.

Comparison of results for the three-months ended June 30, 2007 to results for the three-months ended June 30, 2006.

Revenues.  Total revenues increased by $72.7 million, or 24%, to $375.8 million for the three-months ended June 30, 2007 (the “2007 fiscal quarter”) from $303.1 million for the three-months ended June 30, 2006 (the “2006 fiscal quarter”). This revenue increase was driven primarily by increased total enrollment at the Company’s higher education institutions, plus the impact of acquisitions.

Latin America revenue for the 2007 fiscal quarter increased by $43.2 million, or 23%, to $234.0 million compared to the 2006 fiscal quarter.  Acquisitions completed within the last 12 months contributed additional revenues of $4.9 million, and enrollment increases of 12.9% in schools owned in both fiscal quarters added revenues of $23.1 million over the 2006 fiscal quarter.  For schools owned in both fiscal quarters, the Company increased local currency tuition by a weighted average of 5.6%, which increased revenues by $8.6 million.  Each institution in the segment offers tuitions at various prices based upon the degree program.  For the 2007 fiscal quarter, the effects of enrollments at varying price points (“product mix”) combined with the impact to revenues of differing academic calendars in 2006 and 2007 in each of our Latin American institutions (“timing”) resulted in a $1.8 million increase in revenue compared to the 2006 fiscal quarter.  The effects of currency translation increased revenues by $4.8 million, primarily due to the strengthening of the Mexican Peso and the Brazilian Real relative to the U.S. Dollar. Latin America revenue represented 62% of total revenues for the 2007 fiscal quarter and 63% for the 2006 fiscal quarter.

Europe revenue for the 2007 fiscal quarter increased by $11.4 million, or 20%, to $68.7 million compared to the 2006 fiscal quarter. Each institution in the segment offers tuitions at various prices based upon degree or certificate program  Enrollment increases of 9.3% in schools owned in both fiscal quarters added revenues of $5.5 million over the 2006 fiscal quarter, and acquisitions completed within the last 12 months contributed additional revenue of $1.0 million.  The effects of currency translation increased revenues by $3.9 million, due to the strengthening of the Euro and Swiss Franc against the U.S. Dollar.  For schools owned in both fiscal quarters, the Company increased local currency tuition by a weighted average of 4.0%, which increased revenues by $2.6 million.  For the 2007 fiscal quarter, the effects of product mix and timing resulted in a $1.6 million decrease in revenue compared to the 2006 fiscal quarter driven by an unfavorable decrease in program mix in Spain. Europe revenue represented 18% of total revenues for the 2007 fiscal quarter and 19% for the 2006 fiscal quarter.

Laureate Online Education revenue increased by $18.1 million, or 33%, to $73.1 million for the 2007 fiscal quarter compared to the 2006 fiscal quarter. Enrollment increases of 26.8%, added revenues of $9.5 million. Tuition increases accounted for $3.1 million of additional revenues, and other factors, primarily a favorable change in degree program mix, added $5.5 million.  Laureate Online Education revenue represented 19% of total revenues for the 2007 fiscal quarter, and 18% of total revenues for the 2006 fiscal quarter.

Direct Costs. Total direct costs of revenues increased $60.6 million, or 26%, to $295.4 million for the 2007 fiscal quarter from $234.8 million for the 2006 fiscal quarter.  Direct costs were 79% of total revenues in the 2007 fiscal quarter and 77% of total revenues in the 2006 fiscal quarter.

Latin America direct costs increased by $35.3 million to $167.2 million, or 71% of Latin America revenue for the 2007 fiscal quarter, compared to $131.9 million or 69% of Latin America revenue for the 2006 fiscal quarter.  An increase of $26.5 million in expenses reflected higher expenses due to increased enrollments and expanded operating activities compared to the 2006 fiscal quarter.  Acquired businesses increased expenses by $4.6 million.  For the 2007 fiscal quarter, the effects of currency translations increased expenses by $4.2 million primarily due to the strengthening of the Mexican Peso and the Brazilian Real.

Europe direct costs increased by $11.1 million to $61.3 million, or 89% of Europe revenue for the 2007 fiscal quarter, compared to $50.2 million, or 88% of Europe revenue for the 2006 fiscal quarter.  Higher enrollments and expanded operations at the higher education institutions compared to the 2006 fiscal quarter increased expenses by $6.5 million, and acquired businesses increased expenses by $1.3 million.  For the 2007 fiscal quarter, the effects of currency translations increased expenses by $3.3 million, due to the strengthening of the Euro and Swiss Franc against the U.S. Dollar.

Campus-based segments overhead expense increased by $0.7 million to $6.6 million for the 2007 fiscal quarter, compared to $5.9 million for the 2006 fiscal quarter.  This increase is primarily related to the write off of capitalized acquisition costs.

Laureate Online Education direct costs increased by $13.4 million to $60.3 million, or 82% of Laureate Online Education revenue for the 2007 fiscal quarter, compared to $46.9 million, or 85% of Laureate Online Education revenue for the 2006 fiscal quarter. The 3% reduction in costs as a percentage of revenue is primarily due to achieving significantly higher profit margins on higher revenue due to increased efficiencies that resulted from scale.

General and Administrative Expenses.  General and administrative expenses, inclusive of transaction costs presented separately on the statement of operations, increased by $2.5 million to $13.9 million for the 2007 fiscal quarter from $11.4 million for the 2006 fiscal quarter.  The increase is primarily attributable to the $3.5 million in additional expenses related to the transaction contemplated by the Amended Merger and Restated Agreement, partially offset by a decrease in executive search fees.

Non-Operating Income/Expenses.  Non-operating income/expense changed to expense of $2.5 million for the 2007 fiscal quarter from income of $9.7 million in the 2006 fiscal quarter. This change is due to an increase of interest expense related to higher corporate borrowing amounts. In addition, during 2006, the Company recognized a gain on the sale of Chancery Software, Ltd. of $9.3 million whereas only $0.8 million was recognized in 2007 related to the release of an escrow on the sale.

Interest and other income increased $0.6 million to $4.9 million from $4.3 million in the 2006 fiscal quarter, primarily due to additional interest income earned on long-term student receivables as well as an increase in income earned on higher cash balances.

Interest expense increased $4.2 million primarily due to an increase in debt balances of $279.9 million to $526.3 million as of June 30, 2007 from $246.4 million at June 30, 2006.

Income Taxes.  The Company has operations in multiple countries, many of which have statutory tax rates lower than the United States.  Approximately 82% of the Company's revenues were generated outside the United States for the three-months ended June 30, 2007.  The Company's effective tax rate from continuing operations was 0.6% and 18.2% for the three-months ended June 30, 2007 and 2006, respectively. For the three-months ended June 30, 2007, the Company released approximately $3.8 million due to the tentative settlement of the 2000 Prometric IRS issue.  This is recognized as a discrete event in the second quarter and significantly reduces the three-month effective tax rate.  For the three-months ended June 30, 2007 and 2006, the effective tax rate includes the impact of FIN No. 18.  FIN No. 18 only applies to interim periods, and has no effect on the Company’s annual effective tax rate.

Minority Interest in Income of Consolidated Subsidiaries, Net of Tax.  Minority interest in income of consolidated subsidiaries decreased $5.2 million to $4.4 million in the 2007 fiscal quarter from $9.6 million in the 2006 fiscal quarter.  This decrease was primarily due to the purchase of the remaining shares in the Chilean operations during the third quarter of 2006 and the purchase of an additional 10% interest in Mexico during the fourth quarter of 2006.

Comparison of results for the six-months ended June 30, 2007 to results for the six-months ended June 30, 2006.

Revenues.  Total revenues increased by $121.1 million, or 22%, to $659.3 million for the six-months ended June 30, 2007 (the “2007 fiscal six-month period”) from $538.2 million for the six-months ended June 30, 2006 (the “2006 fiscal six-month period”).  This revenue increase was driven primarily by increased total enrollment at the Company’s higher education institutions, plus the impact of acquisitions.

Latin America revenue for the 2007 fiscal six-month period increased by $61.9 million, or 20%, to $375.2 million compared to the 2006 fiscal six-month period. The acquisitions of Universidad del Desarrollo Profesional (“UNIDEP”) and Instituto de Cultura Superior Valle del Bravo de Reynosa, A.C. (“UVB”) within the last 12 months contributed additional revenue of $5.9 million.  Enrollment increases of 12.9% in schools owned in both fiscal six-month periods added revenues of $38.3 million over the 2006 fiscal six-month period. For schools owned in both fiscal six-month periods, the Company increased local currency tuition by a weighted average of 5.6%, which increased revenues by $16.3 million.  The effects of currency translation increased revenues by $2.0 million, primarily due to the strengthening of the Brazilian Real offset by the weakening of the Mexican Peso and Chilean Peso relative to the U.S. Dollar.  For the 2007 fiscal six-month period, the effects of product mix and timing resulted in a $0.6 million decrease in revenue compared to the 2006 fiscal six-month period.  Latin America revenue represented 57% of total revenues for the 2007 fiscal six-month period and 58% of total revenues for the 2006 fiscal six-month period.

Europe revenue for the 2007 fiscal six-month period increased by $24.2 million, or 21%, to $141.4 million compared to the 2006 fiscal six-month period. Enrollment increases of 9.3% in schools owned in both fiscal six-month periods added revenues of $11.6 million over the 2006 fiscal six-month period.  For schools owned in both fiscal six-month periods, the Company increased local currency tuition by a weighted average of 4.0%, which increased revenues by $5.2 million.  The effects of currency translation increased revenues by $9.2 million, due to the strengthening of the Euro and Swiss Franc against the U.S. Dollar.  Acquired businesses within the last 12 months contributed additional revenue of $2.0 million.  For the 2007 fiscal six-month period, the effects of product mix and timing resulted in a $3.8 million decrease in revenue compared to the 2006 fiscal six-month period.  Europe revenue represented 21% of total revenues for the 2007 fiscal six-month period and 22% for the 2006 fiscal six-month period.

Laureate Online Education revenue increased by $35.0 million, or 32%, to $142.7 million for the 2007 fiscal six-month period compared to the 2006 fiscal six-month period.  Enrollment increases added revenues of $18.6 million.  Tuition increases accounted for $6.2 million of additional revenues, and other factors, primarily a favorable change in degree program mix, added $10.2 million.  Laureate Online Education revenue represented 22% of total revenues for the six months ended June 30, 2007, and 20% of total revenues for the six months ended June 30, 2006.

Direct Costs. Total direct costs of revenues increased $108.2 million, or 24%, to $568.4 million for the 2007 fiscal six-month period from $460.2 million for the 2006 fiscal six-month period.  Direct costs represented 86% of total revenues in the 2007 fiscal six-month period and 86% of total revenues in the 2006 fiscal six-month period.

Latin America direct costs increased by $57.2 million to $314.0 million, or 84% of Latin America revenue for the 2007 fiscal six-month period, compared to $256.8 million, or 82%, of Latin America revenue for the 2006 fiscal six-month period. Acquired businesses increased direct costs by $5.6 million.  An increase of $50.0 million in direct costs reflected higher expenses due to increased enrollments and expanded operating activities compared to the 2006 fiscal six-month period.  For the 2007 fiscal six-month period, the effects of currency translations increased direct costs by $1.6 million, primarily the strengthening of the Brazilian Real offset by the weakening of the Mexican Peso and Chilean Peso against the U.S. Dollar.

Europe direct costs increased by $21.6 million to $119.2 million, or 84% of Europe revenue for the 2007 fiscal six-month period, compared to $97.6 million, or 83% of Europe revenue for the 2006 fiscal six-month period. Higher enrollments and expanded operations at the higher education institutions compared to the 2006 fiscal six-month period increased direct costs by $11.2 million, and acquired businesses increased direct costs by $3.0 million. For the 2007 fiscal six-month period, the effects of currency translations increased direct costs by $7.4 million, due to the strengthening of the Euro and Swiss Franc against the U.S. Dollar.

Campus-based segments’ overhead expense increased by $2.5 million to $13.1 million for the 2007 fiscal six-month period, compared to $10.6 million for the 2006 fiscal six-month period. This increase is primarily related to the write off of capitalized acquisition costs.

Laureate Online Education direct costs increased by $26.8 million to $122.1 million, or 86% of Laureate Online Education revenue for the 2007 fiscal six-month period, compared to $95.3 million, or 88%, of Laureate Online Education revenue for the 2006 fiscal six-month period. The 2% decrease in direct costs as a percentage of revenues is primarily due to Walden achieving significantly higher profit margins on higher revenue due to efficiencies that resulted from scale. Laureate Online Education margins for 2007 included $2.4 million in non-recurring expenses which resulted from the write off of prior period costs previously deferred.

General and Administrative Expenses. General and administrative expenses, inclusive of transaction costs presented separately on the statement of operations, increased by $12.9 million to $34.2 million for the 2007 six-month period from $21.3 million for the 2006 six-month period. The increase is primarily attributable to the $12.9 million in additional expenses related to the transaction contemplated by the amended merger and acquisition agreements.

Non-Operating Income/Expense. Non-operating income/expenses changed to expense of $4.3 million for the 2007 fiscal six-month period from income of $9.2 million for the fiscal 2006 six-month period. The change is primarily attributable to the gain on sale of Chancery Software, Ltd. of $9.3 million in the 2006 fiscal six-month period, as well as increased interest expense in the 2007 fiscal period.

Interest and other income increased $3.0 million to $11.0 million from $8.0 million in the 2006 fiscal six-month period, primarily due to additional interest income earned on long-term student receivables as well as an increase in income earned on higher cash balances.

Interest expense increased $7.7 million primarily due to an increase in debt balances of $279.9 million to $526.3 million as of June 30, 2007 from $246.4 million at June 30, 2006.

Income Taxes. The Company has operations in multiple countries, many of which have statutory tax rates lower than the United States. Approximately 80% of the Company’s revenues were generated outside the United States for the six-months ended June 30, 2007. The Company’s effective tax rate from continuing operations was (2.4)% and 18.7% for the six-months ended June 30, 2007 and 2006, respectively. For the six-months ended June 30, 2007, the Company released approximately $3.8 million due to the tentative settlement of the 2000 Prometric IRS issue. This is recognized as a discrete event in the second quarter and significantly reduces the six-month effective tax rate.  For the six-months ended June 30, 2007 and 2006, the effective tax rate includes the impact of FIN No. 18. FIN No. 18 only applies to interim periods, and has no effect on the Company’s annual effective tax rate.

Minority Interest in Income of Consolidated Subsidiaries, Net of Tax. Minority interest in income of consolidated subsidiaries decreased $6.1 million to $5.9 million in the 2007 fiscal six-month period from $12.0 million in the 2006 fiscal six-month period. This decrease was primarily due to the purchase of the remaining shares in the Chilean operations during the third quarter of 2006 and the purchase of an additional 10% interest in Mexico during the fourth quarter of 2006.

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

The Company incurs significant costs at its headquarters location in Baltimore, Maryland relating to (1) meeting U.S. and group corporate governance, reporting and compliance requirements, (2) stewardship and financing of its ownership in investments and subsidiaries, and (3) development of group synergies among its investments and subsidiaries. Cash flow from operations generated by the Company’s US domiciled businesses, included within Laureate Online Education, coupled with incremental borrowing capacity, are expected to be sufficient to meet future domestic working capital, financing and investment needs. The Company anticipates that cash flow from operations, available cash and existing credit facilities will be sufficient to meet its recurring operating requirements. The Company will require additional liquidity in order to fund the long-term operating strategy of expanding existing locations, opening new campuses and entering new markets. The Company continues to examine opportunities in the educational services industry for potential synergistic acquisitions, which will require additional liquidity. In connection with the Amended and Restated Merger Agreement as discussed in Note 1 to the consolidated financial statements, the Company expects to have significant new debt upon consummation of the merger.

Cash provided by operations was $95.2 million for the 2007 fiscal six-month period, a decrease of $2.4 million from $97.6 million for the 2006 fiscal six-month period. This increase was the result of several factors including an $8.9 million increase in net income for the 2007 fiscal six-month period as compared to the 2006 fiscal six-month period. Adjustments for significant non-cash income and expense included a $7.2 million increase in depreciation and amortization, $2.5 million in additional deferred income taxes, and an increase of other non-cash items of $3.8 million and an increase in bad debt expense of $3.2 million. This is offset by a decrease in the minority interest in consolidated subsidiaries of $6.1 million. In addition, the gain from the sale of Chancery Software, Ltd. in 2006 was $9.3 million versus $0.8 million gain on Chancery Software, Ltd. due to the release of amounts in escrow in 2007. The operating assets and liabilities decreased $22.6 million to a use of cash of $7.5 million in the 2007 fiscal six-month period compared to a source of cash of $15.1 million in the 2006 fiscal six-month period.

Cash used in investing activities increased $18.3 million from $101.1 million for the 2006 fiscal six-month period to $119.4 million for the 2007 fiscal six-month period. The change is primarily due to an increase of restricted cash of $33.6 million, which was placed in escrow as of December 31, 2006 in contemplation of the UVB acquisition. This source of cash is partially offset by uses of cash which include expenditures for deferred costs of $12.3 million and cash paid for acquisitions of $38.6 million in the 2007 fiscal six-month period compared to the 2006 fiscal six-month period.

Cash provided by financing activities increased $39.2 million to $53.1 million in the 2007 fiscal six-month period from $13.9 million in the 2006 fiscal six-month period. The most significant components of this change are a net increase in the proceeds from the issuance of long term debt of $55.0 million and a decrease of $13.0 million in proceeds from the exercise of stock options in the 2007 fiscal six-month period compared to the 2006 fiscal six-month period.

The foreign currency effect on the cash balances resulted in an increase of $2.3 million to $2.4 million in the 2007 fiscal six-month period from $0.1 in the 2006 fiscal six-month period.

During the second quarter of 2007 the Company entered into a Second Amendment (the “Amendment”) to a Credit Agreement (“Bank Facility”) with JPMorgan Chase Bank, National Association and certain parties thereto. The Bank Facility prior to the Amendment included a revolving line of credit in the maximum principal amount of $200 million (“U.S. Tranche”) and a revolving line of credit in the maximum principal amount of $150 million (“Spanish Tranche” and together with the U.S. Tranche, “Revolving Credit Facility”). The Amendment increased the U.S. Tranche commitments by an aggregate principal amount of up to an additional $175 million; provides for an increase in the maximum amount of the Revolving Credit Facility that would be available for letters of credit from $35 million to $110 million; amends the definition of Change in Control in the Bank Facility such that the acquisition of a controlling interest in the Company pursuant to the Offer would not constitute a Change in Control; and imposes restrictions or prohibitions on the Company’s ability to make certain restricted payments and to engage in certain transactions with affiliates.

As contemplated by this Amendment, the Company received additional U.S. sub-facility commitments in an aggregate amount of $175 million from certain of the existing lenders under the Credit Agreement as well as two additional lenders that joined the Credit Agreement. After the amendment the total amount outstanding under the Credit Agreement is now $525 million. In connection with the new commitments under the Bank Facility, the Company provided an irrevocable notice of termination of commitments under the Bank Facility to the facility agent to be effective on December 31, 2009. The notice of termination effectively shortens the maturity date of the Credit Agreement from August 16, 2011 to December 31, 2009. The financial covenants, which are routine for this type of debt, include a maximum leverage of 3.5 times earnings before interest, taxes, depreciation and amortization (“EBITDA”). The outstanding balance on the line of credit was $279.1 million at June 30, 2007. The Company was in compliance with its covenant requirements as of June 30, 2007.

Contractual Obligations and Contingent Matters

The following tables reflect the Company’s contractual obligations and other commercial commitments as of June 30, 2007:

	Payments Due by Period (in thousands)
	Total	Due in less than 1 year	Due in 1-3 years	Due in 4-5 years	Due after 5 years	Other
Long-term debt(A)	$465,244	$54,200	$339,560	$25,299	$46,185	$—
Interest payments(B)	90,610	29,398	47,571	5,818	7,823	—
Operating leases(C)	548,330	54,370	154,792	83,790	255,378	—
Due to shareholders of acquired companies(D)	44,374	8,381	20,756	5,061	10,176	—
Other liabilities(E)	4,000	4,000	—	—	—	—
Fixed purchase price(F)	8,857	—	8,857	—	—	—
Similar exchange contracts(G)	7,826	7,826	—	—	—	—
FIN 48 liability(H)	58,848	7,500	—	—	—	51,348
Total contractual cash obligations of continuing operations	$1,228,089	$165,675	$571,536	$119,968	$319,562	$51,348

	Amount of Commitment Expiration Per Period (in thousands)
Commercial Commitments	Total Amounts Committed	Due in less than 1year	Due in 1-3 years	Due in 4-5 years	Due after 5 years
Guarantees(I)	$8,117	$2,761	$3,414	$1,942	$—
Capital contribution(J)	3,324	—	3,324	—	—
Standby letters of credit(K)	12,700	12,700	—	—	—
Total commercial commitments of continuing operations	$24,141	$15,461	$6,738	$1,942	$—

(A) During 2007, the Company amended its Bank Facility with JP Morgan Chase and certain other parties whereby the Company has $525.0 million available under a revolving line of credit. The outstanding balance on the line of credit was $279.1 million at June 30, 2007. Individual units within campus-based operations have unsecured lines of credit, which total $76.7 million, primarily for working capital purposes. The aggregate outstanding balance on the campus-based segments’ lines of credit was $38.7 million, which is included in the current portion of long-term debt. The weighted average short term borrowing rates were 7.0% and 5.8% at June 30, 2007 and June 30, 2006 respectively.

(B) Interest payments for variable rate long-term debt were calculated using the variable interest rate in effect at June 30, 2007.

(C) In February 2006, the Company entered into a 15-year, approximately 140,000 square foot lease with Harbor East Parcel B—Commercial, LLC. The lease has a 10-year non-cancellable lease term commencing in the second quarter of 2007. Upon The leased facility is the Company’s corporate headquarters.

(D) Refer to Note 9 of the consolidated financial statements, “Due to Shareholders of Acquired Companies.”

(E) Under terms of note agreements with Kendall, the Company has committed to providing total additional funding to Kendall of up to $5.5 million, of which $4.0 million was unfunded as of the end of the second quarter of 2007. In the event the Company does not exercise its agreement to acquire Kendall, Kendall is obligated to enter into a lease agreement with the Company beginning March 31, 2008 to lease office space. The lease commitment specifies a term of 36 months and annual rent of $1.3 million.

(F) As part of the acquisition of Ecole Centrale d’Electronique (“ECE”), the Company committed to purchase the remaining 30% ownership from the sellers on December 31, 2008 for approximately, $9.5 million, of which $8.9 million is included in the accompanying balance sheet as of June 30, 2007. The agreement is denominated in Euros, and is subject to foreign currency exchange risk on the date of payment.

(G) The $7.8 million related to the Similar Exchange Contract arrangements is the present value of the debt associated with UPC, which is included as long-term debt on the consolidated balance sheet. As part of a methodology election, the Company has chosen to adopt an interest accretion method which allows the Company to accrete changes in the value of the debt over time. The value of the debt will increase over time to the extent the non-GAAP earnings of UPC improves.

(H) The Company is unable to make reasonable estimates of the amount by period of related future payments of the noncurrent FIN 48 liability, as such this is disclosed as Other in the table above. The total amount of gross unrecognized tax benefits as of January 1, 2007 was $73.3 million. During the second quarter certain issues were tentatively agreed to and approximately $3.8 million of the FIN 48 liability was reversed. At June 30, 2007 the total amount of gross unrecognized tax benefits is $69.5 million. It is reasonably possible that within the next 12 months the Company will resolve some additional tax matters with taxing authorities that could result in a reduction in our FIN 48 liability up to $7.5 million.

(I) Subsequent to the divestiture of the K-12 segments in 2003, all leases related to Sylvan Learning Centers acquired by Educate, Inc. (“Educate”) were renegotiated or assigned in the name of Educate during the third quarter of 2003. Leases with remaining payments of $4.2 million through December 2010 are guaranteed by the Company. Under the terms of the Asset Purchase Agreement with Educate, the Company is indemnified against any losses suffered as a result of these lease guarantees. During 2004, the Company entered into an agreement to guarantee lease payments owed by Kendall to Key Equipment Finance. Leases with remaining payments of $3.3 million through December 2011 are guaranteed by the Company under this agreement. In connection with a lease termination agreement, entered into in the first quarter of 2007, the Company has been released of the guaranteed rental payments of a co-tenant. The Company recognized a loss of approximately $0.4 million due to the lease termination fee agreed upon. However, along with the termination agreement the Company has guaranteed the sublease payments of two tenants within the building in which the Company vacated. If the sublease tenant is delinquent on any payment, the Company will be responsible for the delinquent amount. The total delinquent payments over the term of the guarantee cannot exceed $0.6 million through July 1, 2009.

(J) As part of the acquisition of Cyprus College, the Company committed to making a capital contribution of approximately $3.3 million between the closing date and three years thereafter. The contributions will fund certain capital projects, if approved, and will not alter the relative equity interests. The contribution commitment is denominated in Cypriot Pounds and is subject to foreign currency exchange rate risk on the dates of payment.

(K) The Company has approximately $12.7 million outstanding in standby letters of credit. The Company is self-insured for workers’ compensation and other insurable risks up to predetermined amounts above which third party insurance applies.

The Company is contingently liable to insurance carriers under certain of these policies and has provided a letter of credit in favor of the insurance carriers for approximately $0.7 million. In the first quarter of 2005, the Company issued a $12.0 million standby letter of credit in favor of WSI Education S.a.r.l. for a tax indemnification related to the sale of WSI.

Contingent Matters

This chart provides a high-level summary of the various minority share ownership purchase arrangements the Company had outstanding as of June 30, 2007. In connection with certain acquisitions, variable amounts of contingent consideration are payable to the sellers based upon specified terms. There are six different types of arrangements.

Call Right Arrangements—An arrangement which provides the Company with the right to acquire additional shares of the target company at a future date typically based on a multiple of non-GAAP earnings.

Put Right Arrangements—An arrangement which provides the minority partner the option to require the Company to purchase the shares from the minority partner, generally based on a multiple of trailing non-GAAP earnings.

Combination Exchange Contract Arrangements—An arrangement which provides the Company with the ability to gradually increase its ownership of the subsidiary based on a series of fixed price or formulaic calls (normally a multiple of non-GAAP earnings) exercisable at certain dates in the future. After a certain ownership threshold is reached, the minority partner then would have the right to require the Company to purchase the remaining shares owned by the minority partner. Prior to the Company acquiring a certain ownership percentage, the minority partner’s put right is not exercisable.

Similar Exchange Contract Arrangements—An arrangement which provides the Company with the right (i.e. a Call) to purchase the remaining shares of the target company and provides the minority partner the right (i.e. a Put) to require the Company to purchase its remaining ownership of the target company. Generally, the terms of the Company’s call and the minority partner’s put, is based on the same multiple of trailing non-GAAP earnings and are both exercisable at the same point in time in the future.

Fixed Purchase Price Arrangements—An arrangement which obligates the Company to acquire the remaining ownership of the target company sometime in the future at a price that is fixed at the acquisition date.

Contingent Earnouts (cash payments)—An arrangement which obligates the Company to pay future consideration to the seller at a point in the future based on a multiple of non-GAAP earnings.

Higher Education Institution	Date of Contingency	Additional Ownership Share	Terms of Contingent Transaction
Company Call Right Arrangements:
Universidade Anhembi Morumbi (“UAM”)(1)	March 1, 2009	29%	The greater of 4 times recurring EBITDA for certain specified periods or equivalent per share valuation of the Company’s initial 51% acquisition of UAM, adjusted for inflation

	Beginning March 1, 2013 through March 1, 2023	20%	The greater of 4 times recurring EBITDA for certain specified periods or equivalent per share valuation of the Company’s initial 51% acquisition of UAM, adjusted for inflation

Minority Put Right Arrangements:
UAM(2),(5)	March 1, 2009	29%	Approximately 4 times recurring EBITDA for certain specified periods

	Beginning March 1, 2013 through March 1, 2023	20%	Variable purchase price based on recurring EBITDA for certain specified periods

Universidad de Valle de Mexico (“UVM”)(3),(5)	Beginning when minority owners receive the December 31, 2006 audited UVM financial statements through December 31, 2011	Up to 10%	Approximately 7 times earnings before interest and taxes (“EBIT”) of the previous calendar year times the percentage of shares being sold by minority owners

	Beginning January 1, 2012 through December 31, 2012	Up to 10%	Approximately 7 times EBIT of the previous calendar year times the percentage of shares being sold by minority owners

IFG(4),(5)	July through September 2008	10%	$1.1 million

Combination Exchange Arrangements:
Company Call Right Arrangements:
Cyprus College(6)	Beginning July 1, 2006	35%	6%—Based on 6.25 times 2006 audited recurring EBITDA

			29%—Payable April 2012 based on a variable scale for new enrollments and 2011 EBITDA

	January 1, 2012 or up to five years thereafter	20%	Payable April in the year following exercise based on a variable scale for new enrollments and EBITDA related to the year prior to exercise

CH Holdings Netherlands BV(7)	On or before October 30, 2008	8.75%	$10.2 million plus an amount equal to CH Holdings Netherlands BV total cash minus its long-term debt multiplied by the sellers ownership percentage

	On or before October 30, 2008	21.25%	$10.2 million plus an amount equal to CH Holdings Netherlands BV total cash minus its long-term debt multiplied by the sellers ownership percentage

	Beginning November 1, 2008 through November 1, 2018	20%

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

Fixed Purchase Price Arrangements:
ECE(9)	December 31, 2008	30%	$9.5 million

Contingent Earnouts (cash payments):
Laureate Online Education BV(11)	April 1, 2008		Approximately 4 times the average of 2006 and 2007 EBITDA, not to exceed $10.0 million.

Obligations and contingent payments (except for payments to minority owners of CH Holdings Netherlands BV and the contingent earnout on Laureate Online Education BV) are denominated in foreign currency and are subject to foreign currency risk.

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

Minority Put Right Arrangements

The arrangements below are accounted for as Minority Put Right Arrangements as described in Note 2 to the consolidated financial statements.

(2) Effective March 1, 2009 the minority owners of UAM have a put right to require the Company to purchase an equity interest of 29% from the minority owners at a variable purchase price based on 4.0 times recurring EBITDA for certain specified periods. Beginning March 1, 2013, and continuing for ten years, the minority owners hold a second put right to require the Company to purchase the remaining 20% interest from the minority owners, with the purchase price determined based on a similar formula. As of June 30, 3007, the Company recorded $4.5 million in minority interest and minority ownership put arrangements on the consolidated balance sheet for this arrangement.

(3) As a part of the 10% step acquisition of UVM in 2006, there are two put options held by the minority owners for the remaining 10% interest. The first put option covers the time after which the minority owners receive the December 31, 2006 audited financial statements of UVM through December 31, 2011. During this period, the minority owners may exercise the first put option one time for each calendar year with the minimum shares transferred to the Company on each occasion equal to 25% of the shares held by the minority shareholder. Beginning January 1, 2012 through December 31, 2012, the minority owners have a second put right to require the Company to purchase all remaining shares. The put price for both put options is equal to approximately 7.0 times EBIT of the previous calendar year times the percentage of shares being sold by the minority owners. As of June 30, 2007, the Company recorded $19.9 million in minority interest and minority ownership put arrangements on the consolidated balance sheet for this arrangement.

(4) During the period July through September 2008, the sellers of IFG may exercise a put option requiring the Company to purchase the remaining 10% ownership for approximately $1.1 million. As of June 30, 2007 the Company recorded $0.7 million in minority interest and minority ownership put arrangements on the consolidated balance sheet for this arrangement.

(5) The $25.2 million related to Minority Put right arrangements is the present value of the Redeemable Minority Interests associated with the Brazilian, Mexican and French acquisitions that is in excess of the minority interest for those entities. Also as part of a methodology election, the Company has chosen to adopt an accretion method which allows the Company to accrete changes in the redemption value over the period from the date of issuance. As such, the Company has elected to only reflect a pro-rata portion of the change in liability based on the time elapsed in the Put instruments which is significantly lower than the final amount that will be required to settle the minority put arrangement. If the Minority put arrangements were all exercisable at June 30, 2007, the Company would be obligated to pay the minority shareholders $75.5 million.

Combination Exchange Contract Arrangements

As described in Note 2 to the consolidated financial statements, there is no accounting for Combination Exchange Contract Arrangements described below as it is not probable that the Company will exercise its Call rights.

(6) As of June 30, 2007 the Company has not exercised its 6% share purchase option. Effective April 1, 2012 and exercisable up to five years thereafter, the minority owners of Cyprus College have a put right to require the Company to purchase an equity interest of 20% from the minority owners at a variable purchase price based on a variable scale for new enrollments and EBITDA for the calendar year preceding the exercise date. Beginning July 1, 2006, the Company has a call right to acquire up to a 35% interest from the minority owners for a variable purchase price based on a variable scale for new enrollment and 2006 EBITDA. Effective January 1, 2012 and exercisable up to five years thereafter, the Company has the call right to acquire the remaining 20% interest from the minority owners for a variable purchase price based on a variable scale for new enrollment and EBITDA for the calendar year preceding the exercise date.

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

Similar Exchange Contract Arrangements

The arrangements below is accounted for as a Similar Exchange Contract as described in Note 2 to the consolidated financial statements.

(8) During the period of April 1st through June 30th of each calendar year following 2006, there are put and call options with similar terms which enable the Company to acquire or the minority owners to require the Company to purchase the remaining 20% ownership in UPC. The Put and Call options are set at approximately 4.25 times the audited EBITDA for the preceding calendar year adjusted for a predefined rent formula minus the outstanding balance of all long-term interest bearing debt at UPC plus the market value of any real estate owned by UPC at the time of the option multiplied by the seller’s ownership percentage. As of June 30, 2007, the value of the debt reflected on the Company’s balance sheet is $7.8 million for this Similar Exchange Contract.

Fixed Price Purchase Contract Arrangements

The arrangements below is accounted for as a Fixed Price Purchase Contract as described in Note 2 to the consolidated financial statements.

(9) As part of the acquisition of ECE, the Company committed to purchase the remaining 30% ownership from the sellers on December 31, 2008 for approximately $9.5 million. The purchase obligation is denominated in Euros, and is subject to foreign currency exchange rate risk on the date of payment. As of June 30, 2007, the value of the debt reflected on the Company’s balance sheet is $8.9 million.

Contingent Earnouts (cash payments)

(11) Additional amounts of contingent consideration, not to exceed $10.0 million, are due the sellers of Laureate Online Education BV equal to four times the average of the audited EBITDA for the calendar years ending December 31, 2006 and 2007. No payments were due under the December 31, 2006 contingent consideration arrangement based on 2006 earnings results. Excluding adjustments of EBITDA items and other negotiated amounts and using 2006 results to estimate the 2007 results, the Company would be obligated to the sellers for $0 under the April 1, 2008 payment.

Impact of Recently Issued Accounting Standards

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities at fair value. SFAS 159 is effective in fiscal years beginning after November 15, 2007. The Company will adopt SFAS 159 on January 1, 2008. The Company is reviewing this pronouncement and assessing the impact it will have on the Company’s financial position and results of operations.

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

Foreign Currency Risk

The Company derived approximately 80% of its revenues from students outside the United States for the six-months ended June 30, 2007.  This business is transacted through a network of international subsidiaries, generally in the local currency that is considered the functional currency of that foreign subsidiary.  Expenses are also incurred in the foreign currencies to match revenues earned, which minimizes the Company’s exchange rate exposure to operating margins.  A hypothetical 10% adverse change in average foreign currency exchange rates would have decreased operating income and cash flows for the six-months ended June 30, 2007 by approximately $10.4 million. The Company generally views its investment in most of its foreign subsidiaries as long-term. The effects of a change in foreign currency exchange rates on the Company’s net investment in foreign subsidiaries are reflected in other comprehensive income (loss) on the Company’s balance sheets.  A 10% depreciation in functional currencies relative to the U.S. dollar would have resulted in a decrease in the Company’s net investment in foreign subsidiaries of approximately $119.2 million at June 30, 2007.

The Company occasionally enters into foreign exchange forward contracts to reduce the earnings impact of non-functional currency denominated assets or liabilities.  The primary business objective of such activity is to protect the U.S. dollar value of the Company’s assets and future cash flows with respect to exchange rate fluctuations.  At June 30, 2007, the Company had one forward contract with an expiration date in 2009.  The gains and losses on these contracts are deferred in accumulated other comprehensive income until the changes in the underlying financial instruments are recorded in the income statement. At that time, the deferred gains and losses will be reclassified from accumulated other comprehensive income on the balance sheet to the income statement.

Interest Rate Risk

The Company holds its cash and cash equivalents in high quality, short-term, fixed income securities.  Consequently, the fair value of the Company’s cash and cash equivalents would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due to the short-term nature of the Company’s portfolio.  The Company’s revolving credit facility bears interest at variable rates, and the fair value of this instrument is not significantly affected by changes in market interest rates.  A 100 basis point increase in interest rates would have decreased net interest income for the 2007 fiscal six-month period by approximately $1.3 million.

The table below provides information about the Company’s financial instruments that are sensitive to changes in interest rates.  The table presents cash flows of weighted-average interest rates and principal payments for the following years ending June 30.  The fair value of the debt below approximates book value.

Total debt and due to shareholders of acquired companies (in millions of US dollars):	2008	2009	2010	2011	2012	Thereafter	Total
	(in millions)
Fixed rate (Chilean peso)	$0.6	$2.7	$2.9	$3.0	$3.2	$2.2	$14.6
Average interest rate	8.0%	8.1%	8.1%	8.1%	8.1%	8.1%	—
Fixed rate (Swiss franc)	2.5	3.3	2.6	2.6	2.5	27.0	40.5
Average interest rate	2.4%	2.6%	2.7%	2.9%	3.1%	3.5%	—
Fixed rate (Euro)	3.3	5.2	3.0	3.1	3.2	18.2	36.0
Average interest rate	4.3%	5.5%	5.5%	5.5%	5.7%	5.9%	—
Fixed rate (Brazilian Real)	6.1	6.3	—	—	—	—	12.4
Average interest rate	0.0%	0.0%	—	—	—	—	—
Fixed rate (Honduran Lempira)	1.2	0.5	0.6	0.7	0.8	11.1	14.9
Average interest rate	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	—
Fixed rate (other)	0.1	—	—	—	—	—	0.1
Average interest rate	2.7%	—	—	—	—	—	—
Variable rate (Chilean peso)	6.8	0.1	0.2	0.2	0.2	0.8	8.3
Average interest rate	4.9%	4.1%	4.1%	4.1%	4.1%	4.1%	—
Variable rate (Euro)	0.6	0.6	104.4	0.7	0.8	5.9	113.0
Average interest rate	6.6%	6.6%	6.4%	3.7%	3.7%	3.8%	—
Variable rate (Cypriot pound)	1.2	1.2	1.2	1.2	1.2	4.8	10.8
Average interest rate	5.5%	5.5%	5.5%	5.5%	5.5%	5.5%	—
Variable rate (Mexican Peso)	37.8	12.8	11.6	5.6	6.2	—	74.0
Average interest rate	2.0%	0.9%	0.9%	0.9%	0.5%	—	—
Variable rate (United States Dollar)	—	175.5	—	—	—	—	175.5
Average interest rate	—	6.9%	—	—	—	—	—
Variable rate (other)	2.0	2.4	2.4	1.3	1.1	—	9.2
Average interest rate	10.0%	10.0%	10.0%	10.0%	10.0%	—	—

The weighted-average interest rates for the variable debt were calculated using the interest rate in effect as of June 30, 2007 for each debt instrument.

Investment Risk

The Company has an investment portfolio that includes short-term investments in available-for-sale debt and equity securities.  The Company’s investment portfolio is exposed to risks arising from changes in these investment values.

All the potential impacts noted above are based on sensitivity analysis performed on the Company’s financial position at June 30, 2007.  Actual results may differ materially.

Item 4.                          Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the chief executive officer and the principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2007. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Act of 1934, including in this Quarterly Report on Form 10-Q, is appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the chief executive officer and principal financial officer, to allow timely decisions regarding required disclosure.  Based on that evaluation, the chief executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as of June 30, 2007.

Changes in Internal Control over Financial Reporting

The Company’s management, including the chief executive officer and principal financial officer, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the quarterly period ended June 30, 2007.  As previously disclosed in our Annual Report on Form 10-K, as of December 31, 2006, the Company identified a material weakness pertaining to the fact that the Company did not maintain effective procedures related to accounting for income taxes, including the determination and reporting of income tax expense and the related balance sheet accounts.  The Company’s attention to certain controls relating to income tax accounts was not adequate and fourth quarter errors in our tax accounts were not detected by management during the year-end financial statement closing process.  Specifically, the Company’s year end policy and procedures did not adequately provide for (i) the accurate documentation and management review of a tax exposure item and (ii) the accurate preparation of, pre-closing process relating to, and management review of the income tax provision.  As a result of this determination, as well as in conjunction with the adoption of FIN 48, the Company engaged a big four accounting firm, other than its independent registered public accounting firm, to help identify, document and assess all of the company’s worldwide tax positions.  The Company continues to vigorously monitor the compliance with appropriate internal controls over the preparation of its income tax provision and continues to engage the services of the big four accounting firm to supplement the Company’s effort in this area.  The Company believes the identified material weakness in the year end tax accounting processes has been remediated, although management will continue to monitor and test the continuous effectiveness of these controls and procedures and make appropriate modifications, as necessary. No other changes were made in the Company’s internal controls during the second quarter of 2007 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.                          Legal Proceedings

As previously disclosed, following the public announcement of the proposed transaction contemplated by the original merger agreement dated January 28, 2007, among Laureate Education Inc. (the “Company”), Wengen Alberta, Limited Partnership, and L Curve Sub Inc., two purported class actions were filed in the Circuit Court for Baltimore City, Maryland, against the Company, the directors of the Company, and certain investors in Wengen Alberta (the “Investor Group”). These two actions were consolidated under the caption In re Laureate Education, Inc. Shareholder Litigation, Case No. 24-C-07-000664.  On April 5, 2007, Plaintiffs filed a Consolidated Amended Complaint which alleged, among other things: (1) the proposed transaction is the result of a flawed process; (2) the consideration offered to the holders of the Company’s common stock is inadequate; (3) the officers and directors of the Company breached their fiduciary duties owed to holders of the Company’s common stock; (4) the Investor Group aided and abetted such breaches; and (5) Defendants conspired to accomplish unlawful acts and/or use unlawful means to accomplish acts not in themselves unlawful.  Plaintiffs sought to enjoin the implementation of the proposed transaction or, in the event that the proposed transaction was completed, to rescind the transaction or to obtain an award of damages in an unspecified amount.

On April 18, 2007, Defendants filed motions to dismiss the Consolidated Amended Complaint. On May 4, 2007, the court held a hearing on the motions.  On May 11, 2007, the court granted the motion to dismiss that had been filed by the members of the Investor Group other than Messrs. Becker and Hoehn-Saric and Sterling Capital Partners II, L.P., and deferred ruling on the motions to dismiss that had been filed by the other Defendants pending a period of limited discovery.

On June 13, 2007, following the commencement of the tender offer on June 8, 2007 by L Curve Sub Inc. and M Curve Sub Inc., both direct subsidiaries of Wengen Alberta, Plaintiffs filed a Second Amended Consolidated Complaint, naming only the Company and the directors of the Company as Defendants, and alleging a single count of breach of fiduciary duty.  On June 15, 2007, the remaining Defendants served a joint motion to dismiss the Second Amended Complaint.

The court held a hearing on the motion on June 22, 2007.  On June 26, 2007, the court granted the joint motion to dismiss with prejudice, holding that Maryland law does not permit a direct action against corporate directors for alleged violations of fiduciary duties.

During 2006 and 2005, WSI Education S.a.r.l. received preliminary field audit reports assessing Italian value added taxes (“VAT”) owed related to services provided by the WSI business unit in 2004 and 2003 and prior to its disposition.  Under the terms of the sale agreement with WSI, the Company agreed to indemnify WSI from obligations that may arise as a result of an Italian VAT assessment related to periods prior to the closing of the sale of the WSI business unit on February 28, 2005. However, the Company is entitled to the value of the tax benefit of any indemnification.  In the first quarter of 2005, the Company issued a $12 million standby letter of credit in favor of WSI Education S.a.r.l for the VAT tax indemnification related to the sale of WSI.  The Company has filed, on behalf of WSI Education S.a.r.l., an appeal with the

Italian authorities and a complaint against the Italian Republic at the European Union Commission for restraint of trade based on the VAT exemption only being available to Italian owned companies.  In the third quarter of 2006, the Company received notification that the Italian Court denied the stay of payment request, which sought to defer payment of the tax and interest portion of the obligation that is normally required to commence court proceedings.  As a result, the Company deposited approximately $3 million with the Italian tax authority, representing approximately 50% of the 2003 and prior total tax and interest assessed to date. In July 2007, the Company received notification that the Italian authorities had found in favor of WSI Education S.a.r.l. and denied the VAT assessment.  The Italian tax authorities have 60 days in which to file an appeal.  If the Court’s decision is supported during the appeal, the Company expects that the $3 million deposit will be returned, and the $12 million letter of credit will be released. The Company believes that a loss from this matter is not probable, nor is it possible to estimate the ultimate outcome of this issue.  No expense for any potential adverse outcome of this matter has been recorded in the consolidated financial statements.

Item 1A.                 Risk Factors

There has been no material change in the information provided in Item 1A of the Form 10-K Annual Report for the year ended December 31, 2006.

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

*      Incorporated by reference

(a)   Filed herewith

(b)            Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 9, 2007.

LAUREATE EDUCATION, INC.
(Registrant)

By:	/s/ Rosemarie Mecca
Rosemarie Mecca
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)