Form 10-K
period 2016-12-31
LAUREATE EDUCATION, INC.
filed 2017-03-29
CIK 912766

Use these links to rapidly review the document
TABLE OF CONTENTS1
TABLE OF CONTENTS2

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-38002

Laureate Education, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	52-1492296 (I.R.S. Employer Identification No.)

650 S. Exeter Street
Baltimore, Maryland 21202
(410) 843-6100
(Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class registered	Name of each exchange on which registered
Class A common stock, par value $0.004 per share	The NASDAQ Stock Market LLC (Nasdaq Global Select Market)

          Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☒

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          The registrant completed the initial public offering of its Class A common stock, par value $0.004 per share, on February 6, 2017. There was no public market for the registrant's common stock as of June 30, 2016, the last business day of the registrant's most recently completed second fiscal quarter.

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at March 15, 2017
Class A common stock, par value $0.004 per share	35,199,466 shares
Class B common stock, par value $0.004 per share	133,205,013 shares

        As used in this Annual Report on Form 10-K (this "Form 10-K"), unless otherwise stated or the context otherwise requires, references to "we," "us," "our," the "Company," "Laureate" and similar references refer collectively to Laureate Education, Inc. and its subsidiaries. Unless otherwise stated or the context requires, references to the Laureate International Universities network include Santa Fe University of Art and Design ("SFUAD"), which is owned by Wengen Alberta, Limited Partnership, an Alberta limited partnership ("Wengen"), our controlling stockholder. Laureate is affiliated with SFUAD, but does not own or control it and, accordingly, SFUAD is not included in the financial results of Laureate presented in this Form 10-K.

Trademarks and Tradenames

        LAUREATE, LAUREATE INTERNATIONAL UNIVERSITIES and the leaf symbol are trademarks of Laureate Education, Inc. in the United States and other countries. This Form 10-K also includes other trademarks of Laureate and trademarks of other persons, which are properties of their respective owners.

Industry and Market Data

        We obtained the industry, market and competitive position data used throughout this Form 10-K from our own internal estimates and research as well as from industry publications and research, surveys and studies conducted by third parties. This Form 10-K also contains the results from studies by Millward Brown and Gallup, Inc. ("Gallup"). We commissioned the Millward Brown study as part of our periodic evaluation of employment rates and starting salary information for our graduates. In addition, we commissioned the Gallup survey to explore the relationship between the experiences of students at Walden University, our online university located in the United States, and long-term outcomes of those students based on the survey responses.

        Industry publications, studies and surveys generally state that they have been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. While we believe that each of these publications, surveys and studies is reliable, we have not independently verified industry, market and competitive position data from third-party sources. While we believe our internal business research is reliable and the market definitions are appropriate, neither such research nor these definitions have been verified by any independent source.

Presentation Of Financial Information

        On May 2, 2016, we announced a change to our operating segments in order to align our structure more geographically. Our institution in Italy, Nuova Accademia di Belle Arti Milano ("NABA"), including Domus Academy, moved from our GPS segment (as defined herein) into our Europe segment (as defined herein). Media Design School ("MDS"), located in New Zealand, moved from our GPS segment into our AMEA segment (as defined herein). Our GPS segment now focuses on Laureate's fully online global operations and on its campus-based institutions in the United States. This change has been reflected in the financial statements for all periods presented.

        On January 10, 2017, we announced that we plan to combine our Europe and AMEA (each as defined herein) operations, effective March 31, 2017, in order to reflect our belief that we will be able to operate the institutions in those operations more successfully and efficiently under common management. The Company is currently evaluating the impact of this combination on its operating segments. All information in this Form 10-K is presented consistently with our operating segments as in effect on December 31, 2016, and on the date of this Form 10-K, and does not reflect any possible segment realignment.

        On January 1, 2016, Laureate adopted Accounting Standards Update 2015-03, which simplified the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from debt. At adoption, the new guidance was applied retrospectively to all prior periods presented in this Form 10-K.

        Our consolidated financial statements included in this Form 10-K are presented in U.S. dollars ($) rounded to the nearest thousand, with many amounts in this Form 10-K rounded to the nearest tenth of a million. Therefore, discrepancies in the tables between totals and the sums of the amounts listed may occur due to such rounding.

Forward-Looking Statements

        This Form 10-K contains "forward-looking statements" within the meaning of the federal securities laws, which involve risks and uncertainties. You can identify forward-looking statements because they contain words such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates" or "anticipates" or similar expressions that concern our strategy, plans or intentions. All statements we make relating to estimated and projected earnings, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. All of these forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those we expected. We derive most of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, including, without limitation, in conjunction with the forward-looking statements included in this Form 10-K, are disclosed under various sections throughout this Form 10-K, including, but not limited to, Item 1—Business, Item 1A—Risk Factors, and Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the factors discussed in this Form 10-K. Some of the factors that we believe could affect our results include:

  •
  the risks associated with our operation of an increasingly global business, including complex management, foreign currency, political, legal, tax and economic risks;

  •
  our ability to effectively manage the growth of our business;

  •
  our ability to continue to make acquisitions and to successfully integrate and operate acquired businesses;

  •
  the development and expansion of our global education network and the effect of new technology applications in the educational services industry;

  •
  the effect of existing laws governing our business or changes in those laws;

  •
  changes in the political, economic and business climate in the international or the U.S. markets where we operate;

  •
  risks of downturns in general economic conditions and in the educational services and education technology industries, that could, among other things, impair our goodwill and intangible assets;

  •
  possible increased competition from other educational service providers;

  •
  market acceptance of new service offerings by us or our competitors and our ability to predict and respond to changes in the markets for our educational services;

  •
  the effect on our business and results of operations from fluctuations in the value of foreign currencies;

  •
  our ability to attract and retain key personnel;

  •
  the fluctuations in revenues due to seasonality;

  •
  our ability to generate anticipated savings from our Excellence in Process ("EiP") program or our shared services organizations ("SSOs");

  •
  our ability to maintain proper and effective internal controls or remediate any of our current material weaknesses necessary to produce accurate financial statements on a timely basis;

  •
  our focus on a specific public benefit purpose and producing a positive effect for society may negatively influence our financial performance; and

  •
  the future trading prices of our Class A common stock and the impact of any securities analysts' reports on these prices.

        We caution you that the foregoing list of important factors may not contain all of the material factors that are important to you. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this Form 10-K may not in fact occur. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

PART I

ITEM 1.    BUSINESS

General

        We are the largest global network of degree-granting higher education institutions, with more than one million students enrolled at our 70 institutions in 25 countries on more than 200 campuses, which we collectively refer to as the Laureate International Universities network. We participate in the global higher education market, which was estimated to account for revenues of approximately $1.5 trillion in 2015, according to GSV Advisors ("GSV"). We believe the global higher education market presents an attractive long-term opportunity, primarily because of the large and growing imbalance between the supply and demand for quality higher education around the world. Advanced education opportunities drive higher earnings potential, and we believe the projected growth in the middle class population worldwide and limited government resources dedicated to higher education create substantial opportunities for high-quality private institutions to meet this growing and unmet demand. Our outcomes-driven strategy is focused on enabling millions of students globally to prosper and thrive in the dynamic and evolving knowledge economy.

        In 1999, we made our first investment in higher education and, since that time, we have developed into the global leader in higher education, based on the number of students, institutions and countries making up our network. Our global network of 70 institutions comprises 58 institutions we own or control, and an additional 12 institutions that we manage or with which we have other relationships. Our institutions are recognized for their high-quality academics. For example, we own and operate Universidad del Valle de México ("UVM Mexico"), the largest private university in Mexico, which in 2016 was ranked seventh among all public and private higher education institutions in the country by Guía Universitaria, an annual publication of Reader's Digest. Our track record for delivering high-quality outcomes to our students, while stressing affordability and accessibility, has been a key reason for our long record of success, including 16 consecutive years of enrollment growth. We have generated compound annual growth rates ("CAGRs") in total enrollment and revenues of 9.9% and 8.7%, respectively, from 2009 through December 31, 2016.

        Since being taken private in August 2007, we have undertaken several initiatives to continually improve the quality of our programs and outcomes for our students, while expanding our scale and geographic presence, and strengthening our organization and management team. From 2007 to December 31, 2016, we have expanded into 12 new countries, added over 100 campuses worldwide and grown enrollment from approximately 300,000 to more than one million students with a combination of strong organic revenue growth of 8.5% (average annual revenue growth from 2007 to 2016 excluding acquisitions and dispositions) and the successful integration of 41 strategic acquisitions. Key to this growth were expansions into Brazil, where we owned 13 institutions with a combined enrollment of approximately 259,000 students, and expansions into Asia, the Middle East and Africa, where we owned or controlled 21 institutions with a combined enrollment of approximately 85,700 students. Further, we have made significant capital investments and continue to make operational improvements in technology and human resources, including key management hires, and are developing scalable back-office operations to support the Laureate International Universities network, including implementing a vertically integrated information technology, finance, accounting and human resources organization that, among other things, are designed to enhance our analytical capabilities. Finally, over the past several years, we have invested heavily in technology-enabled solutions to enhance the student experience, increase penetration of our hybrid offerings and optimize efficiency throughout our network. We believe these investments have created an intellectual property advantage that has further differentiated our offerings from local market competitors.

        The Laureate International Universities network enables us to educate our students locally, while connecting them to an international community with a global perspective. Our students can take advantage of shared curricula, optional international programs and services, including English language instruction, dual-degree and study abroad programs and other benefits offered by other institutions in our network. We believe that the benefits of the network translate into better career opportunities and higher earnings potential for our graduates.

        The institutions in the Laureate International Universities network offer a broad range of undergraduate and graduate degrees through campus-based, online and hybrid programs. Approximately 93% of our students attend traditional, campus-based institutions offering multi-year degrees, similar to leading private and public higher education institutions in the United States and Europe. In addition, approximately two thirds of our students are enrolled in programs of four or more years in duration. Our programs are designed with a distinct emphasis on applied, professional-oriented content for growing career fields and are focused on specific academic disciplines, or verticals, that we believe demonstrate strong employment opportunities and provide high earnings potential for our students, including:

        Across these academic disciplines, we continually and proactively adapt our curriculum to the needs of the market, including emphasizing the core STEM (science, technology, engineering and math) and business disciplines. We believe the STEM and business disciplines present attractive areas of study to students, especially in developing countries where there exists a strong and ongoing focus to develop and retain professionally trained individuals. Since 2009, we have more than doubled our enrollment of students pursuing degrees in Business & Management, Medicine & Health Sciences and Engineering & Information Technology, our three largest disciplines. We believe the work of our graduates in these disciplines creates a positive impact on the communities we serve and strengthens our institutions' reputations within their respective markets.

        Across the world, we operate institutions that address regional, national and local supply and demand imbalances in higher education. As the global leader in higher education, we believe we are uniquely positioned to effectively deliver high-quality education across different brands and tuition levels in the markets in which we operate. In many developing markets, traditional higher education students (defined as 18-24 year olds) have historically been served by public universities, which have limited capacity and are often underfunded, resulting in an inability to meet growing student demands and employer requirements. Our institutions in these markets offer traditional higher education students a private education alternative, often with multiple brands and price points in each market, with innovative programs and strong career-driven outcomes. In many of these same markets, non-traditional students such as working adults and distance learners have limited options for pursuing higher education. Through targeted programs and multiple teaching modalities, we are able to serve the differentiated needs of this unique demographic. Our flexible approach across geographies allows Laureate to access a broader addressable market of students by efficiently tailoring institutions to meet the needs of a particular geography and student population.

        We have four reporting segments, which are summarized in the table below. We group our institutions by geography in Latin America ("LatAm"), Europe ("Europe") and Asia, Middle East and

Africa ("AMEA") for reporting purposes. Our Global Products and Services ("GPS") segment includes our fully online universities and our campus-based institutions in the United States.

        The following information for our operating segments is presented as of December 31, 2016, except where otherwise indicated, and reflects the operating segment change discussed in the section entitled "Presentation of Financial Information" above. For further information related to our segment revenues, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operation—Results of Operations—Segment Results."

	LatAm	Europe	AMEA	GPS	Total
Countries	8	7	8	2	25
Institutions	29	13	21	7	70
Enrollments (rounded to nearest hundred)	823,600	61,700	85,700	72,200	1,043,200
LTM ended December 31, 2016 Revenues ($ in millions)‡	$2,442.0	$480.4	$431.3	$900.5	$4,244.2
% Contribution to LTM ended December 31, 2016 Revenues‡	58%	11%	10%	21%	100%

‡
The elimination of inter-segment revenues and amounts related to Corporate, which total $10.0 million, is not separately presented.

Our Industry

        We are the leader in the global market for higher education, which is characterized by a significant imbalance between supply and demand, especially in developing economies. In many countries, demand for higher education is large and growing. GSV estimates that higher education institutions accounted for total revenues of approximately $1.5 trillion globally in 2015, with the higher education market expected to grow by approximately 5% per annum through 2020. Global growth in higher education is being fueled by several demographic and economic factors, including a growing middle class, global growth in services and technology-related industries and recognition of the significant personal and economic benefits gained by graduates of higher education institutions. At the same time, many governments have limited resources to devote to higher education, resulting in a diminished ability by the public sector to meet growing demand, and creating opportunities for private education providers to enter these markets and deliver high-quality education. As a result, the private sector plays a large and growing role in higher education globally. While the Laureate International Universities network is the largest global network of degree-granting higher education institutions in the world, our total enrollment of more than one million students represents only 0.5% of worldwide higher education students.

        Large, Growing and Underpenetrated Population of Qualified Higher Education Students.    According to United Nations Educational, Scientific and Cultural Organization ("UNESCO"), 207.5 million students worldwide were enrolled in higher education institutions in 2014, more than double the 99.7 million students enrolled in 2000, and approximately 90% of those students were enrolled at institutions outside of the United States as of 2013. In many countries, including throughout Latin America, Asia and other developing regions, there is growing demand for higher education based on favorable demographics, increasing secondary completion rates and increasing higher education participation rates, resulting in continued growth in higher education enrollments. While global participation rates have increased for traditional higher education students (defined as 18-24 year olds), the market for higher education is still significantly underpenetrated, particularly in developing countries. Given the low penetration rates, many governments in developing countries have a stated goal of increasing the number of students participating in higher education. For example, Mexico's participation rate increased from approximately 16% to approximately 23% from 2003 to 2014, and the Mexican government has set a goal of increasing the number of students enrolled in higher education by 17% over the next three years. Other developing countries with large addressable markets are similarly underpenetrated as evidenced by the following participation rates for 2014: Saudi Arabia 40%, Brazil 35%, China 28% and India 20%, all of which are well below rates of developed countries such as the United States and Spain, which in 2013 had participation rates of approximately 63% and approximately 61%, respectively.

        Strong Economic Incentives for Higher Education.    According to the Brookings Institution, approximately 3.2 billion people in the world composed the middle class in 2016, a number that is expected to be over five billion people by 2028. We believe that members of this large and growing group seek advanced education opportunities for themselves and their children in recognition of the vast differential in earnings potential with and without higher education. According to data from the Organization for Economic Co-operation and Development ("OECD"), in certain European markets in which we operate, the earnings from employment for an adult completing higher education were approximately 55% higher than those of an adult with just an upper secondary education, while in the United States the differential was approximately 68%. This income gap is even more pronounced in many developing countries around the world, including a differential of approximately 139% in Chile and approximately 141% in Brazil. OECD statistics also show that overall employment rates are greater for individuals completing higher education than for those who have not completed upper secondary education. In addition, we believe as economies around the world are increasingly based on the services sector, they will require significant investment in human capital, advanced education and specialized training to produce knowledgeable professionals. We believe the cumulative impact of favorable demographic and socio-economic trends, coupled with the superior earnings potential of higher education graduates, will continue to expand the market for private higher education.

        Increasing Role of the Private Sector in Higher Education.    In many of our markets, the private sector plays a meaningful role in higher education, bridging supply and demand imbalances created by a lack of capacity at public universities. In addition to capacity limitations, we believe that limited public resources, and the corresponding policy reforms to make higher education systems less dependent on the financial and operational support of local governments, have resulted in increased enrollments in private institutions relative to public institutions.

        According to the OECD, from 2003 to 2013, the number of students enrolled in private institutions grew from approximately 26% to approximately 31% of total enrollments within OECD countries. For example, Brazil and Chile rely heavily upon private institutions to deliver quality higher education to students, with approximately 71% (in 2012) and approximately 84% (in 2013), respectively, of higher education students in these countries enrolled in private institutions.

        The decrease in government funding to public higher education institutions in recent years has served to spur the growth of private institutions, as tuitions have been increasingly funded by private sources. On average, OECD countries experienced a decrease in public funding from approximately 69% of total funding in 2000 to approximately 65% in 2012. For example, Mexico experienced a decrease in public funding as a percentage of total funding of approximately ten percentage points during the same period. We believe these trends have increased demand for competitive private institutions as public institutions are unable to meet the demand of students and families around the world, especially in developing markets.

        Greater Accessibility to Higher Education through Online and Hybrid Offerings.    Improving Internet broadband infrastructure and new instruction methodologies designed for the online medium have driven increased acceptance of the online modality globally. According to a survey conducted by the Babson Survey Research Group, approximately 71% of academic leaders rated online learning outcomes as the same or superior to classroom learning in 2014, up from approximately 57% in 2003. GSV estimates that the online higher education market will grow by a CAGR of approximately 25%, from $49 billion in 2012 to $149 billion in 2017. Additionally, new online and hybrid education offerings have enabled the cost-effective delivery of higher education, while improving overall affordability and accessibility for students. We believe that increasing student demand, coupled with growing employer and regulatory acceptance of degrees obtained through online and hybrid modalities, will continue to drive significant growth in the online and hybrid higher education market globally.

Our Strengths and Competitive Advantages

        We believe our key competitive strengths that will enable us to execute our growth strategy include the following:

        First Mover and Leader in Global Higher Education.    In 1999, we made our first investment in global higher education. Since that time, the Laureate International Universities network has grown to include 70 institutions in 25 countries that enroll more than one million students, of which approximately 95% are outside of the United States and over 85% reside in developing countries. Our growth has been the result of numerous organic initiatives, supplemented by successfully completing and integrating 41 acquisitions since August 2007, substantially all of which were completed through private negotiations and not as part of an auction process. Given our size and status as the first mover in many of our markets, we have been able to acquire many marquee assets, which we believe will help us maintain our market-leading position due to the considerable time and expense it would take a competitor to establish an integrated network of international universities of similar scale with the brands, intellectual property and accreditations that we possess.

        Long-Standing and Reputable University Brands Delivering High Quality Education.    We believe we have established a reputation for providing high-quality higher education around the world, and that our schools are among the most respected higher education brands in their local markets. Many of our institutions have over 50-year histories. In addition to long-standing presences in their local communities, many of our institutions are ranked among the best in their respective countries. For example, the Barómetro de la Educación Superior has ranked Universidad Andrés Bello as the top private university in Chile. Similarly, in Brazil, Universidade Anhembi Morumbi is ranked by Guia do Estudante as one of São Paulo's top universities, and in Europe, Universidad Europea de Madrid is the second largest private university in Spain and received four stars in the prestigious 2015 QS StarsTM international university rating. Our U.S.-based institutions have been recognized for their quality and value. Walden University, a member of the Laureate International Universities network, was singled out in the U.S. Senate Report on For Profit Higher Education in 2012 as "perhaps the best of any company examined." More recently, Walden ranked 19th on the list of the top 100 universities for adult learners in the Washington Monthly 2016 College Rankings.

        Our strong brands are perpetuated by our student-centric focus and our mission to provide greater access to cost-effective, high-quality higher education, which allows more students to pursue their academic and career aspirations. We are committed to continually evaluating our institutions to ensure we are providing the highest quality education to our students. Our proprietary management tool, the Laureate Education Assessment Framework ("LEAF"), is used to evaluate institutional performance based on 44 unique criteria across five different categories: Employability, Learning Experience, Personal Experience, Access & Outreach and Academic Excellence. LEAF, in conjunction with additional external assessment methodologies, such as QS StarsTM, allows us to identify key areas for improvement in order to drive a culture of quality and continual innovation at our institutions. For example, more than 81% of students attending Laureate institutions in Brazil are enrolled in an institution with an IGC score (an indicator used by the Brazilian Ministry of Education ("MEC") to evaluate the quality of higher education institutions) that has improved since 2010. In addition, our Brazilian institutions' IGC scores have increased by more than 22% on average from 2010 to 2015, placing three of our institutions in the top quarter, and all of our institutions are ranked in the top half of all private higher education institutions in the country.

        Many of our institutions and programs have earned the highest accreditation available, which provides us with a strong competitive advantage in local markets. For example, we serve more than 200,000 students in the fields of medicine and health sciences on over 100 campuses throughout the Laureate International Universities network, including 22 medical schools and 19 dental schools. Medical school licenses are often the most difficult to obtain and are only granted to institutions that meet rigorous standards. We believe the existence of medical schools at many of our institutions further validates the quality of our institutions and programs. Similarly, other institutions have received numerous specialized accreditations, including those for Ph.D. programs. For example, UNAB, UDLA Ecuador, and UPC are three of only 11 universities in all of Latin America to receive a U.S. accreditation, which is highly regarded and difficult to attain. Finally, in addition to Universidad Europea de Madrid, 14 institutions in our network were also rated by QS Stars™ international university rating, which is a prestigious external assessment. In 2015, many Laureate institutions received three and four stars as indicated below:

  •
  Four Stars

  •
  European University Cyprus

  •
  Universidad Andrés Bello (UNAB)

  •
  Three Stars

  •
  Universidad del Valle de México (UVM Mexico)

  •
  Universidad Peruana de Ciencias Aplicadas (UPC)

  •
  Universidad Tecnológica de México (UNITEC Mexico)

  •
  Universidade Anhembi Morumbi (UAM Brazil)

  •
  Universidade Potiguar (UnP)

  •
  Universidade Salvador (UNIFACS)

    •
    Centro Universitário Ritter dos Reis (UniRitter)

    •
    Universidad de Las Américas (UDLA Ecuador)

    •
    Istanbul Bilgi University

    •
    University of Petroleum and Energy Studies (UPES)

    •
    Universidad Latina de Costa Rica (ULatina)

    •
    Universidad Tecnológica Centroamericana (UNITEC Honduras).

        Superior Outcomes for Our Students.    We offer high-quality undergraduate, graduate and specialized programs in a wide range of disciplines that generate strong interest from students and provide attractive employment prospects. We design our programs to prepare students to contribute productively in their chosen professions upon employment. Our curriculum development process includes employer surveys and ongoing research into business trends to determine the skills and knowledge base that will be required by those employers in the future. This information results in timely curriculum upgrades, which helps ensure that our graduates acquire the skills that will make them marketable to employers. In 2014, we commissioned a study by Millward Brown, a leading third-party market research organization, of graduates at Laureate institutions representing over 60% of total Laureate enrollments. Graduates at 12 of our 13 surveyed international institutions achieved, on average, equal or higher employment rates within 12 months of graduation as compared to graduates of other institutions in the same markets, and in all of our premium institutions surveyed, graduates achieved higher starting salaries as compared to graduates of other institutions in those same markets (salary premium to market benchmarks ranged from approximately 6% to approximately 118%). In addition, a joint study by Laureate and the IFC/World Bank Group in 2014 showed that graduates of Laureate institutions in Mexico experienced higher rates of social mobility, finding jobs and moving up in socioeconomic status than their peers in non-Laureate institutions. In 2016, we conducted a similar study with the IFC in Peru for two of our network institutions, Universidad Peruana de Ciencias Aplicadas and Cibertec, which showed that graduates from the larger programs of both institutions had higher salaries than their control group counterparts. Additionally, graduates from UPC were found to experience a larger positive change in their socioeconomic status than their peers who completed studies at non-Laureate institutions.

        In 2016, Walden University commissioned Gallup to conduct a survey of Walden University's graduate-degree alumni using its Gallup-Purdue Index. The survey explored the relationship between Walden University's graduates' experiences and long-term outcomes based on their responses. Gallup administered a custom survey, developed in partnership with Walden University, to Walden University graduate degree holders and a national sample of graduate degree holders to allow comparison of outcomes in the areas of professional success, return on investment and civic engagement. The study included 8,677 adults who received graduate degrees from Walden University between 1990 and 2015 as well as 6,687 graduates from the national sample. Within the national sample, Gallup created an additional comparison group of graduates who completed half or more of their graduate degree online, the "half-plus graduate alumni," more closely resembling the Walden University sample set of online alumni. The Walden University sample is more likely than the half-plus online graduate alumni sample to be female (76% vs. 60%) and from a racial or ethnic minority group (36% vs. 28%), and the Walden University alumni are more likely than half-plus online graduate alumni to be the first generation in their families to attend college (61% vs. 48%). As evidenced by the demographic distinctions, Walden University graduates reflect a more diverse population compared with both national comparison groups. The survey results illustrate how many Walden University graduates went on to advance their careers, including that Walden University graduates were more likely than comparison groups to cite their degree as being important or very important toward getting promoted, achieving a salary raise and changing careers. The Gallup survey states that half-plus online graduate alumni are more likely than

Walden University alumni to have degrees in well-compensated professions, including those with degrees in business and management (20% half-plus graduate alumni vs. 12% for Walden University alumni) and engineering (5% half-plus graduate alumni vs. 0% for Walden University alumni). Conversely, Walden University alumni are predominantly in professions that typically earn less: education (23% half-plus graduate alumni vs. 29% for Walden University alumni), teaching (8% half-plus graduate alumni vs. 14% for Walden University alumni) and nursing (6% half-plus graduate alumni vs. 24% for Walden University alumni). According to Gallup's survey, career advancement following receipt of a Walden University graduate degree may be contributing to the vast majority of Walden University graduates (88%) saying they are satisfied with their personal life today, on par with half-plus online graduate alumni (86%) and graduate degree holders nationally (89%). Additionally, 83% of Walden University graduates agree or strongly agree that they were challenged academically by Walden University, higher than the 75% of half-plus online graduate alumni surveyed but similar to graduate degree holders nationally (83%).

        Robust Technology and Intellectual Property Platform.    By virtue of our 17 years of experience operating in a global environment, managing campus-based institutions across multiple disciplines and developing and administering online programs and curricula, we have developed an extensive collection of intellectual property. We believe this collection of intellectual property, which includes online capabilities, campus design and management, recruitment of transnational students, faculty training, curriculum design and quality assurance, among other proprietary solutions, provides our students a truly differentiated learning experience and creates a significant competitive advantage for our institutions over competitors.

        A critical element of our intellectual property is a suite of proprietary technology solutions. Select examples include OneCampus, which connects students across our network with shared online courses and digital experiences, and Slingshot, an online career orientation tool that enables students to explore career paths through state-of-the-art interest assessment and rich content about hundreds of careers. Our commitment to investing in technology infrastructure, software and human capital ensures a high-quality educational experience for our students and faculty, while also providing us with the infrastructure to manage and scale our business.

        Our intellectual property has been a key driver in developing partnerships with prestigious independent institutions and governments globally. For example, we have partnered with other traditional public and private higher education institutions as a provider of online services. We have operated this model for more than ten years with the University of Liverpool in the United Kingdom and, more recently, we have added new partnerships with the University of Roehampton in the United Kingdom and the University of Miami in the United States. Additionally, in 2013, the Kingdom of Saudi Arabia launched the College of Excellence program with a long-term goal of opening 100 new technical colleges, and sought private operators to manage the institutions on its behalf under an operating model in which the Kingdom of Saudi Arabia funds the capital requirements to build the institutions, and the private operator runs the academic operations under a contract model. As of December 31, 2016, we have been awarded contracts to operate eight of the 33 colleges for which contracts have been awarded to date, more than any other provider in the Kingdom of Saudi Arabia.

        Scale and Diversification of Our Global Network.    The Laureate International Universities network is diversified across 25 countries, 70 campus-based and online institutions and over 2,500 programs. Additionally, in many markets, we have multiple institutions serving different segments of the population, at different price points and with different academic offerings. Although the majority of our institutions serve the premium segment of the market, we also have expanded our portfolio of offerings in many markets to include high-quality value and technical-vocational institutions. By serving multiple segments of the market, all with high-quality offerings, we are able to continue to expand our enrollments during varying economic cycles. Our top five largest markets, as measured by revenue, represented 71% of our consolidated revenue and 79% of our total enrollments in 2016. Our top five largest markets are home to 15% of the world's higher education students. We believe there is no other public or private organization that commands comparable global reach or scale.

        Our global network allows our institutions to bring their distinctive identities together with our proprietary international content, managerial best practices and international programs. Through collaboration across the global network, we can efficiently share academic curricula and resources, create dual degree programs and student exchanges, develop our faculty and incorporate best practices throughout the organization. In addition, our wide-ranging network allows us to continue to scale our business by facilitating the expansion of existing programs and campuses, the launch of new programs, the opening of new campuses in areas of high demand and the strategic acquisition and integration of new institutions into our network. For example, the resources and support of our global network have had a demonstrated impact on our Medicine & Health Sciences expansion effort, which has resulted in enrollment growth from approximately 75,000 students in 2009 to more than 200,000 students as of December 31, 2016. Furthermore, the existing breadth of our network allows us to provide a high-quality educational experience to our students, while simultaneously accessing the broadest addressable market for our offerings.

        In recognition of the benefits of our international scale, and in order to formalize our organizational focus on the opportunities presented by our established network, we created the Laureate Network Office ("LNO") in 2015. The LNO is an important resource that allows us, among other things, to better leverage our expertise in the online modality to increase the frequency and effectiveness of online and hybrid learning opportunities across the network.

        To further illustrate the breadth and diversity of our global network, the charts below show the mix of our geographic revenues, programs, modality and levels of study:

Based on 12/31/2016 revenues
Note: Europe includes revenues from Switzerland and the United Kingdom that are captured in GPS for segment reporting purposes and excludes revenues from Morocco (which are shown in "Rest of World" above)	Based on 12/31/2016 revenues

Based on 12/31/2016 total enrollments	Based on 12/31/2016 revenues

Attractive Financial Model.

  •
  Strong and Consistent Growth.  We have a proven track record of delivering strong financial results through various economic cycles. From 2009 to 2016, our revenues and Adjusted EBITDA grew at a CAGR of 8.7% and 11.0%, respectively (9.5% and 9.9% on a constant currency basis, respectively). From 2009 to 2016, our net income increased from a loss of $150.1 million to a profit of $366.2 million for the year ended December 31, 2016. Adjusted for acquisitions and dispositions, our average annual organic revenue growth over the same period was 6.8% (9.8% on a constant currency basis). For a reconciliation of Adjusted EBITDA to net income (loss), see "Item 6—Selected Financial Data."

  •
  Private Pay Model.  Approximately 75% of our revenues for the year ended December 31, 2016 were generated from private pay sources. We believe students' and families' willingness to allocate personal resources to fund higher education at our institutions validates our strong value proposition.

  •
  Revenue Visibility Enhanced by Program Length and Strong Retention.  The majority of the academic programs offered by our institutions last between three and five years, and approximately two thirds of our students were enrolled in programs of at least four years or more in duration, as of December 31, 2016. The length of our programs provides us with a high degree of revenue visibility, which historically has led to more predictable financial results. Given that our fall student intake is substantially completed by the end of September, we have visibility into approximately 70% of the following year's revenues, assuming a constant foreign exchange environment and assuming retention and graduation rates in line with historical performance. We actively monitor and manage student retention because of the impact it has on student outcomes and our financial results. The historical annual student retention rate, which we define as the proportion of prior year students returning in the current year (excluding graduating students), of over 80% has not varied by more than two percentage points in any one year over the last five years. Given our high degree of revenue visibility, we are able to make attractive capital investments and execute other strategic initiatives to help drive sustainable growth in our business.

  •
  Attractive Return on Incremental Invested Capital ("ROIIC").  Our capital investments since inception have created significant scale and have also laid the foundation for continued strong organic growth. Given that we have already made foundational infrastructure investments in many of our core markets, we expect to recognize attractive returns on incremental invested capital deployed. As of December 31, 2015, our four-year ROIIC was 28.1%. For more information on ROIIC, see "Item 6—Selected Financial Data."

        Proven Management Team.    We have an experienced and talented senior management team, with strong international expertise from a wide variety of industry-leading global companies. Our executive officers have been with us an average of 14 years and have led our transformation into the largest global network of degree-granting higher education institutions in the world. Douglas L. Becker, our Chairman, Chief Executive Officer and founder, has led our Company since its inception in 1989 and has cultivated an entrepreneurial and collaborative management culture. This entrepreneurial leadership style has been complemented by an executive management team with broad global experience, enabling us to institute strong governance practices throughout our network. The strength of the management team has enabled the sharing of best practices, allowing us to capitalize on favorable market dynamics and leading to the successful integration of numerous institutions into the Laureate International Universities network. In addition, we have strong regional and local management teams with a deep understanding of the local markets, that are focused on meeting the needs of our students and communities, and maintaining key relationships with regulators and business leaders. Our management team has a proven track record of gaining the trust and respect of the many regulatory authorities that are critical to our business.

Our Growth Strategy

        We intend to continue to focus on growing the Laureate International Universities network through the following key strategies:

        Expand Programs, Demographics and Capacity.    We will continue to focus on opportunities to expand our programs and the type of students that we serve, as well as our capacity in our markets to meet local demand. We also intend to continue to improve the performance of each of our institutions by adopting best practices that have been successful at other institutions in the Laureate International Universities network. We believe these initiatives will drive organic growth and provide an attractive return on capital. In particular, we intend to:

  •
  Add New Programs and Course Offerings.  We will continue to develop new programs and course offerings to address the changing needs in the markets we serve by using shared curricula available through the network, and in consultation with leading local businesses. New programs and course offerings enable us to consistently provide a high-quality education that is desired by students and prospective employers. As we optimize our offerings to deliver courses in high-demand disciplines, we also believe we will be able to increase enrollment and improve utilization at institutions across our network.

  •
  Expand Target Student Demographics.  In many of our markets, we use sophisticated analytical techniques to identify opportunities to provide quality education to new or underserved student populations where market demand is not being met, such as non-traditional students (e.g., working adults) who may value flexible scheduling options, as well as traditional students. Our ability to provide quality education to these underserved markets has provided additional growth to the Laureate International Universities network and we intend to leverage our management capabilities and local knowledge to further capitalize on these higher education opportunities in new and existing markets. As we expand in a particular country or region, we often develop tailored programs to address the unmet needs of these markets.

  •
  Increase Capacity at Existing and New Campus Locations.  We will continue to make demand-driven investments in additional capacity throughout the Laureate International Universities network by expanding existing campuses and opening new campuses, including in new cities. We employ a highly analytical process based on economic and demographic trends, and demand data for the local market to determine when and where to expand capacity. When opening a new campus or expanding existing facilities, we use best practices that we have developed over more than the past decade to cost-effectively expedite the opening and development of that location.

        We have successfully implemented these strategies at many of our institutions. For example, at UVM Mexico we grew total enrollments from approximately 37,000 students in 2002 to approximately 130,000 in 2016. This growth was the result of the introduction of new programs, including in the fields of health sciences, engineering and hospitality, the addition of 23 new campus locations (from 13 in 2002 to 37 in 2016), and the ability to serve new market segments such as working adults. While UVM Mexico has grown into the largest private institution in Mexico, our relentless focus on academic quality remains. In fact, UVM Mexico has improved from the 9th ranked institution in 2004 to the 7th ranked institution in 2016 according to Guía Universitaria. Further examples of our successes in implementing these strategies include:

  •
  At UPC in Peru, enrollment grew from approximately 4,000 students in 2004 to approximately 51,000 in 2016. This growth was the result of the introduction of new programs, including in the fields of health sciences and communications, the addition of three new campus locations (from one in 2004 to four in 2016), and the ability to serve new market segments such as working adults. In 2015, UPC received three stars in the prestigious 2015 QS Stars™ international university rating. In 2016, UPC became the first Peruvian university accredited at the highest level by any of the six accreditation bodies of the United States when it was accredited by the Commission on Senior Colleges of the Western Association of Schools and Colleges.

  •
  At UAM Brazil in Brazil, enrollment grew from approximately 21,000 students in 2007 to approximately 49,000 in 2016. This growth was the result of the introduction of new programs, including health sciences, the addition of two campus locations (from four in 2007 to six in 2016), and the ability to serve new market segments. UAM Brazil was ranked as one of the top ten private universities in the city of São Paulo based on results from the Índice Geral de Cursos, a systematic evaluation administered by the Brazilian Ministry of Education to judge the quality of academic degree programs, and received three stars in the prestigious 2015 QS StarsTM international university rating.

  •
  In Spain, at Universidad Europea de Madrid, Universidad Europea de Valencia and Universidad Europea de Canarias, enrollment grew from approximately 6,000 students in 1999 to approximately 16,000 in 2016. This growth was the result of the introduction of new programs including in the fields of health, engineering and communications, the addition of four campus locations (from two in 1999 to six in 2016), and the ability to serve new market segments such as working adults. Universidad Europea de Madrid has grown to become the second largest private university in Spain and received four stars in the prestigious 2015 QS StarsTM international university rating.

        Expand Penetration of Online and Hybrid Offerings.    We intend to increase the number of our students who receive their education through fully online or hybrid programs to meet the growing demand of younger generations that continue to embrace technology. Over the past decade, the global population with Internet access has continued to grow, and Forrester Research, Inc. ("Forrester") estimates a total of 3.5 billion people will have Internet access by 2017, representing nearly half of the world's population. Additionally, in many of our markets, online education is becoming more accepted by regulators and education professionals as an effective means of providing quality higher education. As the quality and acceptance of online education increases globally, we plan to continue investing in both expanding our stand-alone online course offerings and enhancing our traditional campus-based course offerings via complementary online delivery, creating a hybrid delivery model. We believe our history of success with Walden University, a fully online institution in the United States, and our well-developed online program offerings will provide a considerable advantage over local competitors, enabling us to combine our strong local brands with our experience in delivering online education. By the end of 2019, our goal is to increase the number of student credit hours taken online, which was approximately 15% as of the end of 2016, to approximately 25%. Some of our network institutions are already implementing online programs with significant progress being made. Our online initiative is designed to not only provide our students with access to the technology platforms and innovative programs they expect, but also to increase our enrollment in a more capital efficient manner, leveraging current infrastructure and improving classroom utilization.

        Expand Presence in AMEA.    AMEA represents the largest higher education market opportunity in the world with more than 130 million students enrolled in higher education institutions in 2014, according to UNESCO. Despite the large number of students enrolled, participation rates in the region suggest significantly underpenetrated enrollment given the strong imbalance between the supply and demand for higher education.

        In 2008, we entered the AMEA higher education market with our acquisition of an interest in INTI Education Group in Malaysia. In the last eight years, we have grown our AMEA footprint to include 21 institutions in eight countries, serving approximately 85,700 students, representing an enrollment CAGR of approximately 19% since entering the region in 2008. Recent expansion in the AMEA region includes eight Colleges of Excellence in the Kingdom of Saudi Arabia, and our first institution in Sub-Saharan Africa in 2013, Monash South Africa. In anticipation of continued growth, we have made significant investments in the region, including hiring an experienced regional management team and establishing the infrastructure to help facilitate growth and further expand our footprint in the region. We plan to continue to expand our presence in AMEA by prioritizing markets based on demographic, market and regulatory factors, while seeking attractive returns on capital.

        Accelerate Partnership and Services Model Globally.    As the global leader in higher education, we believe we are well-positioned to capitalize on additional opportunities in the form of partnership and service models that are designed to address the growing needs of traditional institutions and governments around the world.

        Increasingly more complex services and operating capabilities are required by higher education institutions to address the needs of students effectively, and we believe our expertise and knowledge will allow us to leverage our intellectual property and technology to serve this market need. We have partnered with traditional public and private education institutions as a provider of online services and we believe there will be opportunities to expand that platform under similar relationships with other prestigious independent institutions in the future. Additionally, we are continually adding to our suite of solutions, and we believe many of these products and services will provide additional contractual and licensing opportunities for us in the future. For example, in recent years we have significantly advanced our digital teaching and learning efforts through proprietary technology-enabled solutions such as:

  •
  OneFolio, an online tool that connects Laureate faculty members, instructional designers, and learning architects to valuable digital resources they can use to enhance the student learning experience.

  •
  Laureate Languages, which provides digital language learning solutions to our students and faculty in the areas of General English, Professional English and English for Academic Purposes, as well as teacher training and assessment.

        Additionally, governments around the world are increasingly focused on increasing participation rates and often do not have an established or scalable public sector platform with the necessary expertise to accomplish that objective, and therefore are willing to fund private sector solutions. We believe our current partnership with the Kingdom of Saudi Arabia, where we were selected as their largest partner for the Colleges of Excellence program, is a demonstration of how our distinct portfolio of solutions differentiates us from other providers who participated in the selection process. We are in active discussion with other governments regarding similar partnerships, as well as other solutions that we can provide to existing and new partners, and we anticipate this could be a source of additional revenue for us in the future.

        Increase Operating Efficiencies through Centralization and Standardization.    In 2014, we launched EiP as an enterprise-wide initiative to optimize and standardize our processes to enable sustained growth and margin expansion. The program aims to enable vertical integration of procurement, information technology, finance, accounting and human resources, thus enabling us to fully leverage the growing size and scope of our local operations. Specifically, we have developed and begun to deploy regional SSOs around the world, which will process most back-office and non-student facing transactions for the institutions in the Laureate International Universities network, such as accounting, finance and procurement. The implementation of EiP and regional SSOs are expected to generate significant cost savings throughout the network as we eliminate redundant processes and better leverage our global scale. In addition, centralized information technology, product development and content management will allow us to propagate best practices throughout the Laureate International Universities network and capitalize on efficiencies to help improve performance. We anticipate EiP will require an investment of approximately $180 million from 2015 to 2017, with the first significant investments already having been made in 2015. These investments have already begun to generate cost savings and, upon completion of the project, we expect these efficiencies to generate approximately $100 million in annual cost savings in 2019, while also enhancing our internal controls and the speed of integration of new acquisitions. We also believe these initiatives will enhance the student experience by improving the quality of our operations and by enabling additional reinvestment in facilities, faculty and course offerings.

        Target Strategic Acquisitions.    Since being taken private in August 2007, we have made 41 acquisitions with an aggregate purchase price of approximately $2.0 billion, including assumed debt. Substantially all of these acquisitions were completed through private negotiations and not as part of an auction process, which we believe demonstrates our standing as a partner of choice. We intend to continue to expand through the selective acquisition of institutions in new and existing markets. We employ a highly disciplined approach to acquisitions by focusing on key characteristics that make certain markets particularly attractive for private higher education, such as demographics, economic and social factors, the presence of a stable political environment and a regulatory climate that values private higher education. When we enter a new market or industry sector, we target institutions with well-regarded reputations and which are well-respected by regulators. We also invest time and resources to understand the managerial, financial and academic resources of the prospect and the resources we can bring to that institution. After an acquisition, we focus on organic growth and financial returns by applying best practices and integrating, both operationally and financially, the institution into the Laureate International Universities network, and we have a strong track record of success. For all the institutions we acquired between 1999 and December 31, 2011, we achieved average enrollment and revenue CAGRs of approximately 15% and approximately 19%, respectively, in the four full years following the first anniversary of the acquisition. Further, we achieved operating income CAGRs (adjusted for impairment charges) of approximately 44%, translating into a margin expansion of nearly six percentage points for the same period. Additionally, we bring programs and expertise to increase the quality and reputation of institutions after we acquire them, and assist them in earning new forms of licenses and accreditations. We believe our experienced management team, history of strong financial performance rooted in the successful integration of previous acquisitions, local contacts and cultural understanding makes us the leading choice for higher education institutions seeking to join an international educational network.

Our History

        We were founded in 1989 as Sylvan Learning Systems, Inc., a provider of a broad array of supplemental and remedial educational services. In 1999, we made our first investment in global higher education with our acquisition of Universidad Europea de Madrid, and in 2001 we entered the market for online delivery of higher education services in the United States with our acquisition of Walden University. In 2003, we sold the principal operations that made up our then K-12 educational services business and certain venture investments deemed not strategic to our higher education business, and in 2004 we changed our name to Laureate Education, Inc. Between the time we sold the K-12 educational services business in 2003 and August 2007, we acquired nine institutions for an aggregate purchase price of approximately $160 million, including assumed debt, and entered seven new countries.

        In August 2007, we were acquired in a leveraged buyout by a consortium of investment funds and other investors affiliated with or managed by, among others, Douglas L. Becker, our Chairman and Chief Executive Officer and founder, Steven M. Taslitz, a director of the Company, Kohlberg Kravis Roberts & Co. L.P. (together with its affiliates, "KKR"), Point 72 Asset Management, L.P. (together with its affiliates, including Cohen Private Ventures, LLC ("Cohen Private Ventures"), "CPV"), Bregal Investments, Inc. (together with its affiliates, "Bregal"), StepStone Group LP (together with its affiliates, "StepStone"), Sterling Fund Management, LLC (together with its affiliates and investment funds managed by it, "Sterling Partners") and Snow Phipps Group, LLC (together with its affiliates,

"Snow Phipps" and, collectively, the "the Wengen Investors"), for an aggregate total purchase price of $3.8 billion, including $1.7 billion of debt, all of which has been refinanced or replaced. See "Item 1A—Risk Factors—Risks Relating to Our Indebtedness—The fact that we have substantial debt could materially adversely affect our ability to raise additional capital to fund our operations and limit our ability to pursue our growth strategy or to react to changes in the economy or our industry." We believe that these investors have embraced our mission, commitment to academic quality and ongoing focus to provide a social benefit to the communities we serve.

        After being taken private in August 2007, we undertook several initiatives to continually improve the quality of our programs and outcomes for our students, while expanding our scale and geographic presence, and strengthening our organization and management team. Since August 2007, we have completed 41 acquisitions with an aggregate purchase price of approximately $2 billion, including assumed debt, and entered 12 new countries, and we now have a total institution count of 70.

        In early 2013, International Finance Corporation ("IFC"), a member of the World Bank Group, the IFC Africa, Latin American and Caribbean Fund, LP and the Korea Investment Corporation (together with the IFC, the "the IFC Investors") collectively invested $200 million in our common stock. IFC is a global development institution that helps developing countries achieve sustainable growth by financing investment in the private sector and providing advisory services to businesses and governments. The investment in Laureate received the unanimous approval of the Board of Directors of the IFC in 2012. We believe that the IFC made its investment in our common stock to underscore its long-term commitment to supporting education with strategic clients that have the ability to develop much-needed job-market skills, because of our substantial presence in emerging markets and because of its belief that working with us would have a significant impact on human development in the countries where we operate. Two Laureate institutions received IFC investments even before their affiliation with Laureate.

        In December 2013, the boards of directors of Wengen and Laureate authorized the combination of Laureate and Laureate Education Asia Limited ("Laureate Asia"). Laureate Asia was a subsidiary of Wengen that provided higher education programs and services to students through a network of licensed institutions located in Australia, China, India, Malaysia and Thailand. Wengen transferred 100% of the equity of Laureate Asia to Laureate. The transaction is accounted for as a transfer between entities under common control and, accordingly, the accounts of Laureate Asia are retrospectively included in the financial statements and notes thereto included elsewhere in this Form 10-K.

        We consummated our initial public offering ("IPO") on February 6, 2017. On January 31, 2017, in connection with our initial public offering, our Amended and Restated Certificate of Corporation was accepted for filing by the Secretary of State of the State of Delaware, and effective upon such filing, a 4 to 1 reverse stock split for our common stock was consummated and each share of our common stock then outstanding was automatically reclassified into Class B Common Stock, a newly established class of the Company's common stock, with any resulting fractional shares rounded down to the next whole share. On February 2, 2017, we filed a Prospectus for our initial public offering with the Securities and Exchange Commission pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended. We issued 35,000,000 shares of our Class A common stock and began trading on the Nasdaq under the symbol "LAUR". The net proceeds to us from the offering, after deducting underwriting discounts and commissions, were $456.5 million.

Public Benefit Corporation Status

        In October 2015, we redomiciled in Delaware as a public benefit corporation as a demonstration of our long-term commitment to our mission to benefit our students and society. Public benefit corporations are a relatively new class of corporations that are intended to produce a public benefit and to operate in a responsible and sustainable manner. Under Delaware law, public benefit corporations are required to identify in their certificate of incorporation the public benefit or benefits they will promote and their directors have a duty to manage the affairs of the corporation in a manner that balances the pecuniary interests of the stockholders, the best interests of those materially affected by the corporation's conduct, and the specific public benefit or public benefits identified in the public benefit corporation's certificate of incorporation. Public benefit corporations organized in Delaware are also required to assess their benefit performance internally and to disclose publicly at least biennially a report detailing their success in meeting their benefit objectives.

        We do not believe that an investment in the stock of a public benefit corporation differs materially from an investment in a corporation that is not designated as a public benefit corporation. We believe that our ongoing efforts to achieve our public benefit goals will not materially affect the financial interests of our stockholders. Holders of our Class A common stock have voting, dividend and other economic rights that are the same as the rights of stockholders of a corporation that is not designated as a public benefit corporation. See "Risk Factors—Risks Relating to Investing in Our Class A Common Stock—As a public benefit corporation, our focus on a specific public benefit purpose and producing a positive effect for society may negatively influence our financial performance."

        Our public benefit, as provided in our certificate of incorporation, is: to produce a positive effect (or a reduction of negative effects) for society and persons by offering diverse education programs delivered online and on premises operated in the communities that we serve. By doing so, we believe that we provide greater access to cost-effective, high-quality higher education that enables more students to achieve their academic and career aspirations. Most of our operations are outside the United States, where there is a large and growing imbalance between the supply and demand for quality higher education. Our stated public benefit is firmly rooted in our company mission and our belief that when our students succeed, countries prosper and societies benefit. Becoming a public benefit corporation underscores our commitment to our purpose and our stakeholders, including students, regulators, employers, local communities and stockholders.

Certified B Corporation

        While not required by Delaware law or the terms of our certificate of incorporation, we have elected to have our social and environmental performance, accountability and transparency assessed against the proprietary criteria established by an independent non-profit organization. As a result of this assessment, we have been designated as a "Certified B CorporationTM" under the standards set by an independent organization, which refers to companies that are certified as meeting certain levels of social and environmental performance, accountability and transparency.

        The following description of the certification processes and standards was provided to us by the independent organization that designated us as a Certified B Corporation. The first step in becoming a Certified B Corporation is taking and passing a comprehensive and objective assessment of a business's positive impact on society and the environment. The assessment varies depending on the company's size (number of employees), sector and location. The standards in the assessment are created and revised by an independent governing body that determines eligibility to be a Certified B Corporation.

        By completing a set of over 200 questions, which are customized for the company being assessed, that reflect impact indicators, best practices and outcomes, a company receives a composite score on a 200-point scale representative of its overall impact on its employees, customers, communities and the environment. Representative indicators in the assessment range from payment above a living wage, employee benefits, charitable giving/community service, use of renewable energy and, in the case of educational institutions like Laureate, student outcomes such as retention, graduation and employment rates.

        Certification as a Certified B Corporation requires that a company achieve a reviewed assessment score of at least an 80. The review process includes a phone review, a random selection of indicators for verifying documentation and a random selection of company locations for onsite reviews, including employee interviews and facility tours. In the case of Laureate's assessment, each subsidiary, as well as the corporate office in Baltimore, was required to complete an individual assessment for review that would be aggregated based on size to calculate an overall score. The assessment also includes a disclosure questionnaire, including any sensitive practices, fines and sanctions related to the company or its partners.

        For Laureate, certification also required us to adopt the public benefit corporation structure, a step we have already completed. Once certified, every Certified B Corporation must make its assessment score transparent on the independent non-profit organization's website. Acceptance as a Certified B Corporation and continued certification is at the sole discretion of the independent organization.

Social Responsibility

        We are serious about making an enduring commitment to the communities we serve. We do this through a range of scholarships and awards, donations to non-profits aligned with our mission and through creating international opportunities for our students.

        As part of this commitment, since 2003, we have provided financial support to the International Youth Foundation ("IYF") directly and through our affiliated charitable foundation. The IYF was founded in 1990 with a grant from the W.K. Kellogg Foundation. IYF is a highly regarded international non-profit, with a mission to build partnerships, initiatives, and curricula that prepare young women and men to succeed as citizens, employees, entrepreneurs, and change-makers around the world.

        IYF was started before we made our first investment in higher education and 13 years before we provided it with any financial support. Neither we nor our founder Mr. Becker controls or manages IYF, which is an independent and respected charitable organization. Mr. Becker has served as an unpaid volunteer member of the IYF's 14-member board, and the only IYF board member affiliated with us, since 2003 and as the board's chair since 2006. IYF has a longstanding relationship with the United States Agency for International Development ("USAID"), dating to 1999, and was cited for excellence by USAID during the George W. Bush administration. IYF has worked in partnership with USAID, the U.S. government agency that provides foreign assistance and promotes democracy in over 100 countries, on youth capacity-building, employability and civic engagement programs all across the world. These grants are awarded on a competitive basis, based on an organization's proven track record using funding to accomplish USAID goals.

        Since 2003, we and our affiliated foundation have donated approximately $9 million to IYF. We have never received any funds from IYF.

Support of Recognized World Leaders

        In 2010, former U.S. President Bill Clinton signed a five-year contract to serve as the Laureate International Universities network's Honorary Chancellor. During his term, President Clinton advised the network on issues such as social responsibility, youth leadership and civic engagement, while also speaking to students, faculty and staff worldwide. During his term, President Clinton visited 19 Laureate campuses in 14 countries. Immediately following the end of his term on its originally scheduled expiration date, the former president of Mexico, Ernesto Zedillo, assumed the similar role of Presidential Counselor for the Laureate International Universities network.

Our Programs

        We believe the diversity afforded by our program offerings helps insulate us against an economic downturn in any one area of study. We offer our programs through traditional classroom instruction as well as partially or fully online methods that we believe are attractive to both traditional students and working adults, a fast-growing cohort that we expect to represent an increasing part of our revenue mix in the future. Our fully online programs offer our students a convenient and cost-effective alternative to traditional classroom instruction and currently enroll students from over 175 countries worldwide. Our educational institutions offer a diverse range of academic programs, at the undergraduate and graduate level, including:

  •
  Business & Management: Undergraduate and graduate programs in Accounting, Economics, Finance, Human Resources, International Business, Management and Marketing.

  •
  Medical & Health Sciences: Undergraduate and graduate programs in Aesthetics, Dentistry, Medicine, Nursing, Nutrition, Optometry, Pharmacy, Physical Therapy, Psychology and Veterinary Sciences.

  •
  Engineering & Information Technology: Undergraduate and graduate programs in Civil Engineering, Electrical Engineering, Environmental Engineering, Computer Networks, Industrial Engineering, Mechanical Engineering, Renewable Energies, Software Development and Telecommunications.

  •
  Architecture, Art & Design: Undergraduate and graduate programs in Architecture, Contemporary Art, Culture, Dance, Fashion Design, Game Design, Graphic Design, Interior Design, Music and Theater.

  •
  Education: Undergraduate and graduate programs in multiple fields including Educational Theory, History, Language and Literature, Music, Post-secondary Education, Primary & Secondary Education, Sciences and Special Education.

  •
  Law & Legal Studies: Undergraduate and graduate programs in Business Law, Contract Law, Criminal Justice Studies, Intellectual Property and Real Estate Law.

  •
  Communications: Undergraduate and graduate programs in Communication Sciences, Corporate Communications, Journalism, Media Management and Public Relations.

  •
  Hospitality Management: Undergraduate and graduate programs in Culinary Arts, Event Management, Hotel Management and Tourism Management.

        Our educational institutions also offer upper secondary programs in Mexico. Our operational infrastructure and management approach are highly flexible and enable us to adapt quickly to unique situations and evolving international market trends. We continually monitor our programs that have been successful in their native markets and assess the ability to successfully provide a similar offering in other markets. This approach allows us to readily disseminate global best practices across different fields of study, optimize our educational delivery for the benefit of our students and further differentiate us from our locally based competition. We also provide convenient and flexible instructional delivery methods that allow students to attend classes, complete coursework and pursue a degree partially or entirely via distance learning, thereby increasing the convenience, accessibility and flexibility of our campus-based educational programs. We expect to leverage our already strong standing in these program areas through the continued development of rich media content, while bolstering our degree programs in other areas of study. We believe these flexible offerings distinguish us from many traditional universities that currently do not effectively address the flexibility required by students.

        Many of our institutions have medical, dental and other health sciences programs that include providing clinical training to their students. As part of our commitment to civic engagement, we provide free or low-cost medical care to local community members. In 2015, approximately 150,000 patients were served by our institutions.

Our Operating Segments

        On May 2, 2016, we announced a change to our operating segments in order to align our structure more geographically. Our institution in Italy, NABA, including Domus Academy, moved from our GPS segment into our Europe segment. MDS, located in New Zealand, moved from our GPS segment into our AMEA segment. Our GPS segment now focuses on Laureate's fully online global operations and on its campus-based institutions in the United States. We determine our operating segments based on information utilized by our chief operating decision maker to allocate resources and assess performance. See Note 6, Business and Geographic Segment Information, in our consolidated financial statements for financial information regarding our operating segments and financial information about geographic areas; see also "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operation—Results of Operations—Segment Results and—Overview—Factors Affecting Comparability—Seasonality."

LatAm

        As of the date of this Form 10-K, our LatAm segment consists of 29 licensed higher education institutions and has operations in Brazil, Chile, Costa Rica, Honduras, Mexico, Panama and Peru at which we enrolled approximately 823,600 students as of December 31, 2016. Our LatAm segment includes one institution in Ecuador with which we have contractual arrangements that are managed within the segment. The institutions primarily serve 18- to 24-year-old students and offer an education that emphasizes professional-oriented fields of study with undergraduate and graduate degrees in a wide range of disciplines, including business, education, hospitality management, law, health sciences, information technology and engineering.

        The following table presents information about the institutions in our LatAm segment (unless otherwise noted, we own each of these institutions):

Country	Higher Education Institution	Year Joined Laureate Network		Year Founded
Brazil	Universidade Anhembi Morumbi (UAM Brazil)	2005		1970
	Universidade Potiguar (UnP)	2007		1981
	Centro Universitário dos Guararapes (CUG)	2007		2002
	Faculdade Internacional da Paraíba (FPB)	2007		2005
	Business School São Paulo (BSP)	2008		1994
	Centro Universitário do Norte (UniNorte)	2008		1994
	FADERGS Centro Universitário (FADERGS)	2008		2004
	Instituton Brasileiro de Medicina de Reabilitação (Uni IBMR)	2009		1974
	Universidade Salvador (UNIFACS)	2010		1972
	Centro Universitário Ritter dos Reis (UniRitter)	2010		1971
	Faculdade dos Guararapes de Recife (FGR)	2012		1990
	FMU Education Group (FMU)	2014		1968
	Faculdade Porto-Alegrense (FAPA)	2014		2008
Chile	Universidad de Las Américas (UDLA Chile)	2000	*	1988
	Instituto Profesional AIEP (AIEP)	2003		1960
	Universidad Andrés Bello (UNAB)	2003	*	1989
	Instituto Profesional Escuela Moderna de Música (EMM)	2008		1940
	Universidad Viña del Mar (UVM Chile)	2009	*	1988
Costa Rica	Universidad Latina de Costa Rica (ULatina)	2003		1989
	Universidad Americana (UAM Costa Rica)	2008		1998
Ecuador	Universidad de Las Américas (UDLA Ecuador)	2003	†	1995
Honduras	Universidad Tecnológica Centroamericana (UNITEC Honduras)	2005	*	1987
Mexico	Universidad del Valle de México (UVM Mexico)	2000		1960
	Universidad Tecnológica de México (UNITEC Mexico)	2008		1966
Panama	Universidad Interamericana de Panamá (UIP)	2003		1994
Peru	Universidad Peruana de Ciencias Aplicadas (UPC)	2004		1994
	CIBERTEC	2004		1983
	Universidad Privada del Norte (UPN)	2007		1994
	Instituto Tecnológico del Norte (ITN)	2007		1984

*
Not-for-profit institution consolidated by Laureate as a variable interest entity.

†
Not-for-profit institution not consolidated by Laureate.

        Our LatAm institutions consist of:

Brazil

  •
  Universidade Anhembi Morumbi (UAM Brazil).  Founded in 1970, UAM Brazil provides undergraduate and graduate degrees in architecture, arts, business administration, communications, design, education, engineering/technology, health sciences, medicine and hospitality management. UAM Brazil is located in São Paulo, State of São Paulo.

  •
  Universidade Potiguar (UnP).  Founded in 1981, UnP offers undergraduate and graduate degrees in business administration, engineering/technology, health sciences, medicine, law and social sciences. UnP has campuses located in Natal and Mossoró, Rio Grande do Norte.

  •
  Centro Universitário dos Guararapes (CUG).  Founded in 2002, CUG (formerly Faculdade dos Guararapes), offers undergraduate and graduate degree programs in business administration, education, health sciences, law, engineering and technology to its students. FG is located in Jaboatão dos Guararapes, Pernambuco.

  •
  Faculdade Internacional da Paraíba (FPB).  FPB was founded in 2005 and delivers undergraduate degree programs in business administration, law, nutrition, nursing, environmental engineering and gastronomy. FPB is located in João Pessoa, Paraíba.

  •
  Business School São Paulo (BSP).  Founded in 1994, BSP focuses on the development of business leaders with a strong international perspective. BSP offers masters of business administration, certificates and executive education programs in management, leadership, international business and strategy. BSP is located in São Paulo, State of São Paulo.

  •
  Centro Universitário do Norte (UniNorte).  Founded in 1994, UniNorte offers undergraduate and graduate degrees in architecture, business, education, health sciences, social sciences and technology. UniNorte is located in Manaus, Amazonas.

  •
  FADERGS Centro Universitário (FADERGS).  Founded in 2004, FADERGS (formerly known as Faculdade de Desenvolvimento do Rio Grande do Sul and as ESADE) offers undergraduate and graduate courses in accounting, business administration, economics, law and psychology. FADERGS is located in Porto Alegre, Rio Grande do Sul.

  •
  Instituto Brasileiro de Medicina de Reabilitação (Uni IBMR).  Founded in 1974, Uni IBMR delivers undergraduate and graduate degrees in business administration, hospitality management and health sciences. Uni IBMR is located in Rio de Janeiro, State of Rio de Janeiro.

  •
  Universidade Salvador (UNIFACS).  Founded in 1972, UNIFACS students are enrolled in undergraduate and graduate programs in architecture, business administration, communication, computer science, design, engineering, health sciences and law. UNIFACS has campuses located in Salvador, Bahia.

  •
  Centro Universitário Ritter dos Reis (UniRitter).  Founded in 1971, UniRitter offers undergraduate and graduate degrees in architecture, business, design and law. UniRitter has campuses located in Porto Alegre and Canoas, Rio Grande do Sul.

  •
  Faculdade dos Guararapes de Recife (FGR).  Founded in 1990, FGR offers undergraduate programs in business administration, civil engineering, architecture and urbanism. FGR is located in Recife, Pernambuco. FGR also offers programs through:

  •
  CEDEPE Business School (CEDEPE).  Founded in 1990, CEDEPE offers graduate business programs. CEDEPE is located in Recife, Pernambuco.

  •
  FMU Education Group (FMU).  Founded in 1968, FMU offers undergraduate, graduate, and continuing education programs in arts and humanities, accounting, business, communications, design, engineering, information technology, law, health sciences, marketing, social sciences and veterinary medicine. With 70,000 students at eight campuses and online in São Paulo, State of São Paulo, FMU is the largest Laureate network institution in Brazil.

  •
  Faculdade Porto-Alegrense (FAPA).  Founded in 2008, FAPA offers undergraduate and graduate degree programs in business and education. FAPA is located in Porto Alegre, Rio Grande do Sul.

Chile

  •
  Universidad de Las Américas (UDLA Chile).  Founded in 1988, UDLA Chile offers undergraduate and graduate programs in agricultural and environmental sciences, architecture,

    design and arts, business administration, education, engineering, law, health sciences and social sciences. UDLA Chile has campuses located in Santiago, Concepción (southern Chile) and Viña del Mar (central Chile).

  •
  Instituto Profesional AIEP (AIEP).  Founded in 1960, AIEP offers technical and professional certificates in business, information technology, communications, construction and civil works, cosmetology, fashion design, health sciences, social development, theater, sports and sound and television. AIEP has 20 campuses located in 16 cities throughout Chile.

  •
  Universidad Andrés Bello (UNAB).  Founded in 1989, UNAB offers undergraduate and graduate degrees in architecture and design, business administration, communication, ecology and natural resources, education, engineering and information technology, health sciences, hospitality, human sciences, law and maritime studies. UNAB has campuses in Santiago, Concepción and Viña del Mar.

  •
  IEDE Escuela de Negocios (IEDE Chile).  Founded in 1994 as a satellite campus of IEDE in Spain, IEDE Chile provides a wide range of graduate degree and management training programs focused on business administration. IEDE Chile is located in Santiago.

  •
  Instituto Profesional Escuela Moderna de Música (EMM).  Founded in 1940, EMM delivers certificate and professional programs in dance and music. EMM is located in Santiago and Viña del Mar.

  •
  Universidad de Viña del Mar (UVM Chile).  UVM Chile was founded in 1988 and offers undergraduate degrees in a variety of fields including architecture, agricultural sciences, art and design, communications, education, engineering, geography, health sciences, history, law, nursing and technology. UVM Chile has campuses in Viña del Mar.

Costa Rica

  •
  Universidad Latina de Costa Rica (ULatina).  ULatina was founded in 1989 and, in 2010, was combined with Universidad Interamericana de Costa Rica, which was founded in 1986 and joined the Laureate International Universities network in 2003. ULatina offers undergraduate, graduate and doctorate programs in business administration, education, engineering and architecture, health sciences, social sciences and hospitality management. ULatina has campuses in San José and regional sites located throughout Costa Rica.

  •
  Universidad Americana (UAM Costa Rica).  Founded in 1998, UAM Costa Rica offers undergraduate and graduate degrees in advertising, business administration, education, engineering, graphic design and physical therapy. UAM Costa Rica has campuses located in San José, Cartago and Heredia, Costa Rica.

Ecuador

  •
  Universidad de Las Américas (UDLA Ecuador).  Founded in 1995, UDLA Ecuador offers technical/vocational, undergraduate and graduate programs in architecture, business administration and economics, communications, engineering and agricultural sciences, gastronomy, health sciences, hotel management and tourism, law, medicine and social sciences. UDLA Ecuador is located in Quito, Ecuador.

Honduras

  •
  Universidad Tecnológica Centroamericana (UNITEC Honduras).  Founded in 1987, UNITEC Honduras offers technical/vocational, undergraduate and graduate programs in business administration, communications, engineering and information technology and health sciences.

    UNITEC Honduras launched Centro Universitario Tecnológico (CEUTEC) in 2005 to provide working adults with business administration, accounting, graphic design and information technology degree programs. UNITEC Honduras has campuses located in Tegucigalpa, La Ceíba and San Pedro Sula.

Mexico

  •
  Universidad del Valle de México (UVM Mexico).  Founded in 1960, UVM Mexico delivers high school, undergraduate (traditional and working adult) and graduate programs in arts and humanities, economics/business administration, hospitality management, engineering, health sciences and social sciences. UVM Mexico is the largest private university in Mexico and the largest institution in the Laureate International Universities network. It has campuses located throughout Mexico.

  •
  Universidad Tecnológica de México (UNITEC Mexico).  Founded in 1966, UNITEC Mexico offers high school, undergraduate and graduate programs in art and design, health sciences, business administration, engineering, sciences and social sciences. UNITEC has campuses in Mexico City, the State of Mexico, the State of Guanajuato and the State of Jalisco.

Panama

  •
  Universidad Interamericana de Panamá (UIP).  Founded in 1994, UIP offers undergraduate, graduate and continuing education programs in administrative sciences, art, design and architecture, business administration, engineering, gastronomy, hotel management, human resources, information technology, law, maritime administration and tourism. In 2014, Universidad Latinoamericana de Ciencia y Tecnología (ULACIT), which was founded in 1991 and became a part of the Laureate International Universities network in 2004 was integrated into UIP. UIP is located in Panama City, Panama.

Peru

  •
  Universidad Peruana de Ciencias Aplicadas (UPC).  Founded in 1994, UPC offers undergraduate and graduate degree programs in architecture, business administration, communications, culinary arts, design, economics, education and learning management, engineering, medicine and health sciences, music, hospitality management, law, psychology and performing arts. UPC is located in Lima, Peru.

  •
  CIBERTEC.  Founded in 1983, CIBERTEC offers technical and vocational programs in automotive mechanics, business administration, industrial electronics, electrical and construction engineering, graphic design and information technology. CIBERTEC has campuses in Lima and Arequipa, Peru.

  •
  Universidad Privada del Norte (UPN).  Founded in 1994, UPN offers undergraduate and graduate degree programs in business administration, architecture, communications, engineering, law and health sciences. UPN has campuses in Trujillo, Cajamarca and Lima, Peru.

  •
  Instituto Tecnológico del Norte (ITN).  Founded in 1984, ITN provides business administration, industrial electronics, electrical and construction engineering, graphic design and information technology degree programs. ITN is located in Trujillo, Peru.

Tuition and Fees

        Tuition varies at each of the higher education institutions in our LatAm segment depending on the curriculum and type of program. Tuition payment options vary by institution and primarily include monthly installment payment plans and lump sum payments at the beginning of the academic period. Historically, we have increased tuition as educational costs and inflation have risen. Students are generally responsible for transportation and housing expenses and costs related to textbook and supply purchases required for their educational programs. At some of the institutions, we offer these services to the student body, which generates incremental revenues.

        Students and their families typically self-finance their education or seek third-party financing programs. However, in certain markets in Latin America there are various forms of government-supported student financing programs as discussed below.

Government-Sponsored Student Financing Programs

        The Crédito con Aval del Estado (the "CAE Program"), a government sponsored student loan program in Chile, was enacted by the Chilean government in 2005 and formally implemented in 2006 to promote higher education in Chile for lower socio-economic level students with good academic standing. Chilean institutions in the Laureate International Universities network (universities and technical-vocational schools) participate in this program. The CAE Program involves tuition financing and guarantees that are shared by our institutions and the government. As part of the program, Chilean institutions provide guarantees resulting in contingent liabilities to third-party financing institutions ranging from 90% to 60% of the tuition loans made directly to qualified students enrolled through the CAE Program. The guarantees by the institutions are for the period during which the student is enrolled, and the guarantees are assumed entirely by the government upon the student's graduation. Additionally, when a student leaves one of our institutions and enrolls in another CAE-qualified institution, our institution will remain guarantor of the tuition loans that have been granted to him up to such date, and until the student's graduation from the new CAE-qualified institution. All loans under the CAE Program have an interest rate of 2% per annum, contain repayment terms that would not require a graduate to make combined principal and interest payments of more than 10% of his or her monthly income in any month during the 180-month repayment period and provide that any balance remaining be forgiven at the end of the 180-month repayment period. Institutional accreditation by the National Accreditation Commission is required for new students to participate in the CAE Program. One of our institutions in Chile, Universidad de Las Américas ("UDLA Chile"), lost its accreditation for the period from January 2014 to March 2016 so new students at that institution could not participate in the CAE Program during that period. UDLA Chile's accreditation was reinstated in March 2016 for three years, until March 2019. The Nuevo Milenio scholarship ("NMS") program was created by the Chilean government in 2001 to support access to vocational and technical education for students in the lowest two income quintiles who met or exceeded certain academic standards. Originally, it provided eligible students with an annual scholarship grant of up to CLP 360,000. Over the years, eligibility was extended first to students in the three lowest income quintiles and then, in 2015, to the lowest 70% who met or exceeded certain academic standards, and the annual amount of the scholarship was raised incrementally to CLP 600,000. For 2016, the NMS was divided into three parts: (i) NMS I, which grants eligible students scholarships of up to CLP 600,000 per year; (ii) NMS II, which grants students scholarships of up to CLP 850,000 per year, provided the students come from the first five income deciles and the tech/voc institution in which they are enrolled is organized as a not-for-profit legal entity or, if the tech/voc institution is not so organized, the institution has stated in writing its intention to become a not-for-profit entity and to be accredited; and (iii) NMS III, which grants students scholarships of up to CLP 900,000 per year, provided that such students and the institution in which they enroll meet the requirements for NMS II and the tech/voc institution was, on December 31, 2015, accredited for four years or more. The Chilean tech/voc institutions in the Laureate International Universities network do not meet each of these tests, so students at these institutions are only eligible for NMS I scholarships under the current law.

        There is no assurance that any legislation that is introduced or passed by the Chilean Congress will conform to the government's proposal. See "Item 1A—Risk Factors—Risks Relating to Our Business—Political and regulatory developments in Chile may materially adversely affect our operations." and "Item 1A—Risk Factors—Risks Relating to Our Business—Regulatory changes in Chile may reduce access to student financing for some of our students in Chile, which could reduce enrollments at our Chilean institutions."

        In Brazil, there are two main federal government programs that provide either financing or financial support to students, the Fundo de Financiamento Estudantil ("FIES") and the Programa Universidade Para Todos ("PROUNI"). Both are used by substantially all of our Brazilian institutions. FIES provides direct financing to students. PROUNI is a government program that provides federal taxes incentives to educational institutions in exchange for providing scholarships to lower income students. In previous years, the Brazilian government made efforts to improve the operation of FIES and to increase overall participation, creating more higher education opportunities for the economically disadvantaged. However, due to a series of recent programmatic changes described below, we experienced a decrease in the enrollment of students participating in FIES in 2015.

        FIES targets students from low socio-economic backgrounds enrolled at private post-secondary institutions. Eligible students receive loans with below market interest rates that are required to be repaid after an 18-month grace period upon graduation. FIES pays participating educational institutions tax credits which can be used to pay certain federal taxes and social contributions. FIES repurchases excess credits for cash. As part of the program, our institutions are obligated to pay up to 15% of any student default. The default obligation increases to up to 30% of any student default if the institution is not current with its federal taxes. In the past, FIES withheld between 1% and 3% of tuition paid to the institutions to cover any potential student defaults ("holdback"). If the student pays 100% of his or her loan, the withheld amounts will be paid to the participating education institutions.

        Since February 2014, all new students who participate in FIES must also enroll in Fundo de Garantia de Operações de Crédito Educativo ("FGEDUC"). FGEDUC is a government-mandated, private guarantee fund administered by the Bank of Brazil that allows participating educational institutions to insure themselves for 90% (or 13.5% of 15%) of their losses related to student defaults under the FIES program. The cost of the program is 6.25% of the amount covered, which represents 5.63% of a student's full tuition. Similar to FIES, the administrator withholds 5.63% of a student's full tuition to fund the guarantee by FGEDUC.

        As of December 31, 2016, approximately 20% of our students in Brazil participated in FIES, representing approximately 29% of our 2016 Brazil revenues.

        In December 2014, the MEC along with the Brazilian Fund for Education Development ("FNDE"), the agency that directly administers FIES, announced several significant rule changes to the FIES program beginning in 2015. These changes limit the number of new participants and the annual budget of the program, and delay payments to post-secondary institutions with more than 20,000 FIES students that would otherwise have been due in 2015. The first change implements a minimum score on the high school achievement exam in order to enroll in the program. The second change alters the schedule for the payment and repurchase of credits as well as limits the opportunities for post-secondary institutions to sell any unused credits such that there is a significant delay between the time the post-secondary institution provides the educational services to the students and the time it receives payment from the government for 2015. In addition to these rule changes, FNDE implemented a policy for current students' loan renewals for 2015, which provides that returning students may not finance an amount that increases by more than 6.41%, which was later increased to 8.5%, from the amount financed in the previous semester, regardless of any increases in tuition or in the number of courses in which the student is enrolled, a policy that we believe violates the applicable law. For 2016, MEC announced that there will be no limitation to the tuition increase. Moreover, in the first and second intakes of 2015, the online enrollment and re-enrollment system that all post-secondary institutions and students must use to access the program has experienced numerous technical and programming faults that have also interfered with the enrollment and re-enrollment process. Numerous challenges to these changes and requests for judicial relief from the system's faults have been filed in the Brazilian courts, most of which are pending. The 2016 enrollment and re-enrollment schedule has been released and, so far, the system has not presented any major issues.

        In October 2015, FNDE initiated negotiations with the Brazilian Association of Post-Secondary Institutions ("ABRAES") aiming at settling the FIES payments that were delayed in 2015. The proposal from MEC, which was accepted by ABRAES, was to divide the total amount due into three annual installments to be paid one fourth in 2016, one fourth in 2017 and half in 2018. The parties also agreed that the yearly installments will be paid in June of each year, and the amounts will be adjusted to reflect an inflation index from the date of the respective maturity until the effective payment. FNDE also agreed not to take any discriminatory measures in the future related to the payment due to the post-secondary institutions, and not to impose any limitation on the issuance of certificates and repurchase of credits due to the post-secondary institutions, which basically means that all certificates will be issued and repurchased in their respective fiscal years, except for those intended to be issued and repurchased in December, which will be paid in January of the following year. The parties executed the settlement agreement on January 28, 2016 and it was approved by the office of the Attorney General of Brazil on February 3, 2016. The Federal Court of Brasilia ratified the settlement agreement on March 17, 2016. Our post-secondary institutions in Brazil are associated with ABRAES and signed the settlement agreement as well; therefore, it will apply to us.

        On December 11, 2015, MEC issued new FIES regulations ("Normative Ordinance No. 13"), which supersedes in all significant aspects the rules previously in force. Normative Ordinance No. 13 defined and clarified some rules for student eligibility and classification, higher education institution participation and selection of the vacancies that will be offered to the students in the first intake of 2016.

        Among other changes, it created a "waiting list" concept for students not selected in the first selection call. It also instituted a rule that allows the remaining vacancies that were not filled in by the waiting list students to be redistributed among other programs of the post-secondary institution.

        The rules for student eligibility are to have a gross household income of not more than 2.5 times the minimum wage per capita (which was raised by the MEC to 3.0 times on June 17, 2016) and to have taken the National High School Proficiency Exam at least once since 2010, with a minimum score of 450 points, and to have a score greater than zero in the test of writing.

        Regarding the participation of post-secondary institutions in FIES, institutions must sign a participation agreement that contains their proposal of the number of vacancies offered and the following information per shift (morning, evening) and campus location: (i) tuition gross amount for the entire course, including all semesters; (ii) total tuition gross amount per course for the first semester, which must reflect at least a five percent discount to the course list price; and (iii) the number of vacancies that will be offered through the FIES selection process. Also, only courses with scores of 3, 4 or 5 in the National Higher Education Evaluation System ("SINAES") evaluation are eligible to receive FIES students.

        On July 14, 2016, Provisional Presidential Decree No. 741/2016 (Medida Provisória No. 741/2016) revising the FIES payments rules was published in the official gazette. According to the new decree, higher education institutions became liable for the administration fees and expenses charged by the government banks that manage FIES loans. The decree became effective immediately and the government will withhold two percent of all FIES payments to cover such administration fees and expenses. Provisional presidential decrees are instruments with the force of law that the President of Brazil can issue in cases of importance and urgency. They have immediate effect and are valid for 60 days, extendable only once for the same period. Effectiveness beyond that period required approval of the National Congress, which took place on November 9, 2016, and it was enacted into law on December 2, 2016 (Law No. 13.366/2016).

        In August 2016, the MEC issued additional FIES regulations ("Normative Ordinance No. 17") expanding the guidelines previously defined in Normative Ordinance No. 13. Among other things, Normative Ordinance No. 17 describes in greater detail how to calculate remaining vacancies, sets forth procedures and deadlines for the completion of the filling of the remaining vacancies, and provides for dealing with exceptional situations where procedural errors or other obstacles have prevented students from accessing remaining vacancies in a timely manner.

        Another change in the new regulation was the number (or percentage) of vacancies that can be offered by the post-secondary institutions in relation to the score obtained in SINAES evaluation, which was reduced:

  •
  to up to 50% of the number of vacancies in courses with a score of 5 (from up to 100%);

  •
  to up to 40% of the number of vacancies in courses with a score of 4 (from up to 75%);

  •
  to up to 30% of the number of vacancies in courses with a score of 3 (from up to 50%); and

  •
  to up to 25% of the number of vacancies in courses that are in the process of authorization by MEC (from up to 50%).

        The criteria for the selection of vacancies by MEC to be offered to students were also modified by Normative Ordinance No. 13 and the regionality provisions of the prior Normative Ordinances (i.e., vacancies offered in the Northeast, North and Central-West regions would have had priority over those offered in the South and Southeast regions) were excluded from the regulation. Normative Ordinance No. 13 replaces the regionality criterion with a new criterion of "social relevance determined by micro-regions," which means that for each micro-region they will take into consideration the demand for higher education for educational financing (calculated by FIES) and the Human Development Index of each micro-region. All of the other criteria provided in the previous regulation were maintained in the new one (i.e., (i) FIES budget and the availability of resources, (ii) course score under SINAES's evaluation and (iii) priority courses, as defined by the government (pedagogy, engineering and health sector courses)). Normative Ordinance No. 13 also contains two annexes, which address in great detail the selection and tiebreaker criteria for the vacancies, as well as the rules for redistribution of remaining vacancies.

        Brazil's economy continues to present challenges to growth and create pricing pressures in the education sector. Our new student enrollment in Brazil was negatively affected by these conditions as well as the changes to the FIES program. If economic conditions continue to weaken and the Brazilian government implements additional austerity measures, our ability to grow our student enrollment in Brazil may be further negatively affected. The Brazilian government's changes to the FIES program resulted in a substantial increase in the total number of new FIES contracts in that country in 2014, an election year, and then a reduction in the total number of new FIES contracts, from over 700,000 in 2014 to approximately 300,000 in 2015. As a result, Laureate's new enrollments of students in the FIES program also decreased similarly in 2015; however, this did not have a material impact on our 2015 results of operations since total enrollments for all students increased in 2015. Any potential impact on total enrollment would not occur until the FIES students from the expansion of the program have graduated, and would depend on the Brazilian government's commitment to the FIES program. In addition, the Brazilian government reduced the frequency of payments to participating institutions during 2015.

        These programs are more fully described in "—Industry Regulation—Brazilian Regulation" and "—Industry Regulation—Chilean Regulation" and in Note 11, Commitments and Contingencies, to our consolidated financial statements included elsewhere in this Form 10-K.

Europe

        Our Europe segment consists of 13 licensed higher education institutions, and has operations in Cyprus, Germany, Morocco, Italy, Portugal, Spain and Turkey at which we enrolled approximately 61,700 students as of December 31, 2016. The institutions primarily serve 18- to 24-year-old students and offer an education that emphasizes professional-oriented fields of study with undergraduate and graduate degrees in a wide variety of disciplines, including business, hospitality management, health sciences, architecture, engineering and art and design.

        The following table presents information about our institutions in our Europe segment (unless otherwise noted, we own each of these institutions):

Country	Higher Education Institution	Year Joined Laureate Network		Year Founded
Cyprus	European University Cyprus (EUC)	2005		1961
Germany	Business and Information Technology School (BiTS)	2007		2000
	HTK Academy of Design (HTK)	2011		1987
Italy	Nuova Accademia di Belle Arti Milano (NABA)	2009		1980
Morocco	Université Internationale de Casablanca (UIC)	2010		2010
Portugal	Universidade Europeia (UE)	2011		1962
	IADE-U—Instituto de Arte, Design e Empresa—Universitário (IADE-U)	2015		1969
	Instituto Português de Administração de Marketing de Porto (IPAM Porto)	2015		1984
	Instituto Português de Administração de Marketing de Lisboa (IPAM Lisboa)	2015		1987
Spain	Universidad Europea de Madrid (UEM)	1999		1995
	Universidad Europea de Canarias (UEC)	2010		2010
	Universidad Europea de Valencia (UEV)	2012		2012
Turkey	Istanbul Bilgi University	2006	*	1996

*
Not-for-profit institution consolidated by Laureate as a variable interest entity.

        Our Europe institutions consist of:

Cyprus

  •
  European University Cyprus (EUC).  EUC was founded as Cyprus College in 1961 and granted university status as European University Cyprus in 2007. EUC offers undergraduate, graduate and postgraduate degrees in arts, education, business, humanities, social and behavioral sciences, law, computer science, engineering, health sciences and medicine. EUC is located in Nicosia.

Germany

  •
  Business and Information Technology School (BiTS).  BiTS was founded in 2000 and absorbed BTK University of Applied Science in 2017. BiTS has a business & management school, which offers undergraduate, graduate degree and working adult programs in business administration, communication, business psychology, sports and event management, and an art & design school, which delivers degree programs in communication, photography, design and illustration and game design. BiTS is located in Iserlohn, Hamburg and Berlin, Germany.

  •
  HTK Academy of Design (HTK).  Founded in 1987 in Hamburg and in 2000 in Berlin, HTK offers vocational programs in design. HTK is located in Hamburg and Berlin, Germany.

Italy

  •
  Nuova Accademia di Belle Arti Milano (NABA).  Founded in 1980, NABA offers accredited undergraduate and graduate degree programs in fashion design, graphic design, product design, visual arts, stage design, interior design, photography and multimedia communication. NABA is located in Milan, Italy. NABA also provides specialized programs through Domus Academy.

  •
  Domus Academy (DA).    Founded in 1982, DA delivers masters degree programs in fashion, design, business design, experience design and urban architecture. All programs are delivered in English and are based in Milan, Italy.

Morocco

  •
  Université Internationale de Casablanca (UIC).  Founded in 2010, UIC was created through a partnership between Société Maroc Emirats Arabes Unis de Développement (SOMED) and Laureate Education, Inc. UIC offers undergraduate and graduate degrees in business, engineering, health sciences, hospitality and sports management. UIC is located in Casablanca, Morocco.

Portugal

  •
  Universidade Europeia (UE).  UE, formerly named "Instituto Superior de Línguas e Administração de Lisboa", was founded in 1962 and its operation as a higher education establishment was authorized by ministerial decision in June 1986. UE was recognized as a university ("universidade") in 2013. UE provides undergraduate and graduate degrees ("licenciaturas" and "mestrados") in business, law, marketing, hospitality and tourism, computer sciences, human resources, psychology and sports, and two doctorates ("doutoramentos") in business and tourism management. UE is located in Lisbon, Portugal.

  •
  IADE-U—Instituto de Arte, Design e Empresa—Universitário (IADE-U).  Founded in 1969, IADE-U was the first higher education institute in Portugal to focus on design. IADE-U obtained official State recognition as a university institution ("instituto universitário") in 2012. IADE-U offers undergraduate and masters degrees ("licenciaturas" and "mestrados") in design, marketing and advertising and photography, and one doctorate ("doutoramento") in design. IADE-U is located in Lisbon.

  •
  Instituto Português de Administração de Marketing de Porto (IPAM Porto) was launched in Porto in 1984. IPAM Porto obtained official State recognition as a higher education establishment in 1990. IPAM Porto offers undergraduate and masters degrees ("licenciaturas" and "mestrados") in marketing.

  •
  Instituto Português de Administração de Marketing de Lisboa (IPAM Lisboa).  IPAM Lisboa opened in 1987. IPAM Lisboa obtained official State recognition as a higher education establishment in 1991. IPAM Lisboa offers undergraduate and masters degrees ("licenciaturas" and "mestrados") in marketing.

Spain

  •
  Universidad Europea de Madrid (UEM).  Founded in 1995, UEM offers undergraduate and graduate degree programs in arts and architecture, business, communications and humanities,

    economics, engineering and computer science, health sciences and mechanics, law and physical activity and sports science. UEM is located in Madrid, Spain. Additionally, UEM provides specialized programs through the following institutions:

    •
    IEDE Business School (IEDE).    Founded in 1991, IEDE offers graduate degree programs to those seeking positions in higher management. IEDE is located in Madrid, Spain.

    •
    Real Madrid International School.    Founded in 2005, the Real Madrid International School is a partnership between Real Madrid, one of the most recognized sports clubs in the world, and UEM. Together, the two institutions offer graduate degree programs in sports management, health, communication and leisure programs. The Real Madrid International School is located in Madrid, Spain.

  •
  Universidad Europea de Canarias (UEC).  Founded in 2010, UEC offers undergraduate programs in management, marketing, tourism and leisure management, communications and advertising, and architecture, and graduate programs in business, renewable energy, nursing and physiotherapy. UEC is located in La Orotava in the Canary Islands.

  •
  Universidad Europea de Valencia (UEV).  Founded in 2012, UEV offers undergraduate and graduate programs in architecture, business, communication, health sciences and law. UEV is located in Valencia, Spain.

Turkey

  •
  Istanbul Bilgi University.  Founded in 1996, Istanbul Bilgi University offers undergraduate and graduate degrees in communication, business, social sciences, law, architecture, engineering and health sciences. Istanbul Bilgi University is located in Istanbul, Turkey.

Tuition and Fees

        Tuition varies at each of the institutions in our Europe segment depending on the curriculum and type of program. Tuition payment options vary by institution and primarily include monthly installment payment plans and lump sum payments at the beginning of the academic year. Historically, we have increased tuition as educational costs and inflation have risen.

        Students and their families are generally responsible for room and board fees, transportation expenses and costs related to textbook and supply purchases required for their educational programs. Several of our institutions in our Europe segment also have revenue-generating room and board fees.

        Students typically self-finance their education or seek third-party financing programs.

AMEA

        Our AMEA segment consists of 21 licensed higher education institutions, and has operations in Australia, China, India, Malaysia, New Zealand, Saudi Arabia, South Africa and Thailand at which we enrolled approximately 85,700 students as of December 31, 2016 as adjusted for the realignment of MDS into our AMEA segment. The segment includes 9 licensed institutions in the Kingdom of Saudi Arabia and one institution in China that we manage through joint venture or other arrangements. The institutions primarily serve 18- to 24-year-old students and offer an education that emphasizes professional-oriented fields of study with undergraduate and graduate degrees in a wide range of disciplines, including business, engineering, information technology, law, arts, fashion and design, education, hospitality management and health sciences, as well as vocational diplomas.

        We have historically focused on entering new geographic markets through acquiring institutions with an established name and operational history; however, we also occasionally work with local partners to enter markets through joint ventures to launch new higher education institutions. Through these partnerships, we can apply our programmatic and management expertise to help develop the institutions, while benefiting from our partner's local market knowledge and experience and limiting our financial exposure.

        The following table presents information about the institutions in our AMEA segment (unless otherwise noted, we own each of these institutions):

Country	Higher Education Institution	Year Joined Laureate Network		Year Founded
Australia	Blue Mountains International Hotel Management School (BMIHMS)	2008		1991
	THINK Education Group (THINK)	2013		2006
	Torrens University Australia (TUA)	2014		2014
China	Blue Mountains International Hotel Management School—Suzhou (Blue Mountains Suzhou)	2008	‡	2004
	Hunan International Economics University (HIEU)	2009	*	1997
India	Pearl Academy (Pearl)	2011	*	1993
	University of Petroleum and Energy Studies (UPES)	2013	*	2003
	University of Technology and Management (UTM)	2013	*	2011
Malaysia	INTI Education Group (INTI Malaysia)	2008		1986
New Zealand	Media Design School (MDS)	2011		1998
Saudi Arabia	Riyadh Polytechnic Institute (RPI)	2010	‡	2010
	International Tourism and Hospitality College at Riyadh (ITHCR)	2013	#	2013
	International Technical College at Jeddah (ITCJ)	2013	#	2013
	International Technical Female College at Makkah (ITCM)	2013	#	2013
	International Technical Female College at Al-Kharj (ITCAK)	2013	#	2013
	International Tourism and Hospitality College at Al-Madinah (ITHCAM)	2014	#	2014
	International Technical Female College at Al-Nammas (ITCAN)	2015	#	2015
	International Technical Female College at Buraydah (ITCB)	2015	#	2015
	International Technical Female College at Wadi Al-Dawaser (ITCWAD)	2014	#	2014
South Africa	Monash South Africa (MSA)	2013		2001
Thailand	Stamford International University (SIU)	2011	*	1995

*
Not-for-profit institution consolidated by Laureate as a variable interest entity.

‡
Managed by Laureate as part of a joint venture arrangement.

#
Managed by Laureate under contract with the Kingdom of Saudi Arabia.

        Our AMEA institutions consist of:

Australia

  •
  Blue Mountains International Hotel Management School (BMIHMS).  Founded in 1991, BMIHMS offers undergraduate and graduate degrees in hospitality management through campuses located in Leura and Sydney.

  •
  THINK Education Group (THINK).  THINK was founded in 2006 and through its member colleges can trace its origins back to 1961. THINK provides specialized programs through the following institutions:

  •
  APM College of Business and Communication (APM).    Founded in 1986, APM offers vocational programs in business and management, marketing, event management and public relations. APM has campus locations in Sydney and Brisbane.

  •
  Australasian College of Natural Therapies (ACNT).    Founded in 1981, ACNT offers undergraduate and vocational programs in nutrition, naturopathy, western herbal medicine, massage, health science and fitness. ACNT has campus locations in Sydney and Brisbane.

  •
  Australian National College of Beauty (ANCB).    Founded in 2008, ANCB offers a diploma in beauty therapy. ANCB has campus locations in Sydney and Brisbane.

  •
  CATC Design School (CATC).    Founded in 1982, CATC offers undergraduate and vocational programs in graphic design, interior design and photography. CATC has campus locations in Sydney, Melbourne and Brisbane.

  •
  Jansen Newman Institute (JNI).    Founded in 1978, JNI offers undergraduate, vocational and graduate programs in counseling and psychotherapy and community services. JNI is located in Sydney and Brisbane.

  •
  Southern School of Natural Therapies (SSNT).    Founded in 1961, SSNT offers undergraduate programs in Chinese medicine, naturopathy, western herbal medicine, nutritional medicine, clinical myotherapy, massage and health science. SSNT is located in Melbourne.

  •
  William Blue College of Hospitality Management (WBCHM).    Founded in 1990, WBCHM offers vocational and undergraduate programs in hotel and hospitality management, event management, tourism management, commercial cookery and business management. WBCHM is located in Sydney and Brisbane.

        Until 2016, THINK also provided specialized higher education programs through the following institutions:

  •
  APM College of Business and Communication (APM).  Founded in 1986, APM offered undergraduate programs in business and management, marketing, event management and public relations. APM has campus locations in Sydney and Brisbane.

  •
  Billy Blue College of Design (BBCD).  Founded in 1987, BBCD offered undergraduate programs in communication design, digital media design, branded fashion design, interior design and graphic design. BBCD has campus locations in Melbourne, Sydney, Brisbane and Perth.

        In 2016, these higher education programs transitioned to and are now offered by Torrens University Australia.

  •
  Torrens University Australia (TUA).  Commencing operations in 2014, TUA offers undergraduate and graduate programs in business and management, marketing, event management, public relations, communication design, digital media design, branded fashion design, interior design and graphic design, business administration, design, education, global project management and public health. In 2015, TUA acquired Chifley Business School to expand its offerings in business administration and project management. Commencing in 2016, TUA also offers undergraduate and graduate degrees in hospitality management that have been offered by BMIHMS and offers the higher education programs previously offered by APM and BBCD. TUA has campuses in Adelaide, Sydney, Melbourne and Brisbane, Australia.

China

  •
  Blue Mountains International Hotel Management School—Suzhou (Blue Mountains Suzhou).  Founded in 2004, Blue Mountains Suzhou is managed by TUA in cooperation with the Suzhou Tourism and Finance Institute. Blue Mountains Suzhou offers diplomas and associate degrees in hotel management and students have the opportunity to continue their education at TUA toward an Australian Bachelor of Business degree. Blue Mountains Suzhou is located in Suzhou, China.

  •
  Hunan International Economics University (HIEU).  Founded in 1997, HIEU offers undergraduate degrees in commerce, business management, foreign languages, computer science, electronic engineering, and art and design. HIEU is located in Changsha, China.

India

  •
  Pearl Academy (Pearl).  Founded in 1993, Pearl offers undergraduate and graduate programs in fashion design and creative business. Pearl has campuses in Delhi, Jaipur, Noida and Mumbai.

  •
  University of Petroleum and Energy Studies (UPES).  Founded in 2003, UPES offers sector focused graduate, postgraduate and doctoral degree programs in oil and gas, power, aviation and aerospace, port & shipping, automotive, infrastructure, electronics, information technology, logistics and supply chain, design and legal studies. UPES is located in Dehradun, India.

  •
  University of Technology and Management (UTM).  Founded in 2011, UTM offers graduate programs in computer sciences & information technology, travel & tourism and economics and management. UTM is located in Shillong, India.

Malaysia

  •
  INTI Education Group (INTI Malaysia).  Founded in 1986, INTI Malaysia offers undergraduate and graduate degrees in business and law, computing and information technology, engineering and technology, languages and liberal arts, and applied sciences and mathematics. INTI Malaysia has locations in Kuala Lumpur, Selangor, Penang, Sabah and Nilai (Negeri Sembilan), Malaysia.

New Zealand

  •
  Media Design School (MDS).  Founded in 1998, MDS provides certificate programs in graphic design, creative advertising, visual effects and game development. MDS is located in Auckland, New Zealand.

Saudi Arabia

  •
  Riyadh Polytechnic Institute (RPI).  Founded in 2010, RPI is a private-public initiative launched by the Kingdom of Saudi Arabia to help meet the increasing demand for Saudi nationals with industrial technical skills. RPI offers two-year programs in engineering, business, accounting and technology. RPI is operated by Laureate Vocational Saudi Arabia ("LVSA") through a joint venture with Obeikan Education ("Obeikan"), a subsidiary of the Obeikan Investment Group, one of the largest industrial groups in the Kingdom of Saudi Arabia. RPI is located in Riyadh, Saudi Arabia.

  •
  International Tourism and Hospitality College at Riyadh (ITHCR).  Founded in 2013, ITHCR is part of a government-led initiative that partners with international providers to manage colleges designed to train and develop qualified, employment ready graduates to meet the needs of the Saudi labor market. The college offers Diplomas for high school graduates in Business Administration and Tourism, Hospitality and Leisure. ITHCR is operated by LVSA.

  •
  International Technical College at Jeddah (ITCJ).  Founded in 2013, ITCJ is part of a government-led initiative that partners with international providers to manage colleges designed to train and develop qualified, employment ready graduates to meet the needs of the Saudi labor market. ITCJ offers Diplomas for high school graduates in Business Administration, Information Technology Technical Support and Electrical Technology. ITCJ is operated by LVSA.

  •
  International Technical Female College at Makkah (ITCM).  Founded in 2013, ITCM is part of a government-led initiative that partners with international providers to manage colleges designed to train and develop qualified, employment ready graduates to meet the needs of the Saudi labor market. ITCM offers Diplomas for high school graduates in Business Administration, Tourism, Hospitality and Leisure, and Information Technology Technical Support. ITCM is operated by LVSA.

  •
  International Technical Female College at Al-Kharj (ITCAK).  Founded in 2013, ITCAK is part of a government-led initiative that partners with international providers to manage colleges designed to train and develop qualified, employment ready graduates to meet the needs of the Saudi labor market. ITCAK offers Diplomas for high school graduates in Business Administration, Tourism, Hospitality and Leisure, and Information Technology Technical Support. ITCAK is operated by LVSA.

  •
  International Tourism and Hospitality College at Al-Madinah (ITHCAM).  Founded in 2014, ITHCAM is part of a government-led initiative that partners with international providers to manage colleges designed to train and develop qualified, employment ready graduates to meet the needs of the Saudi labor market. The college offers Diplomas for high school graduates in Business Administration and Tourism, Hospitality and Leisure. ITHCAM is operated by LVSA.

  •
  International Technical Female College at Al-Nammas (ITCAN).  Founded in 2015, ITCAN is part of a government-led initiative that partners with international providers to manage colleges designed to train and develop qualified, employment ready graduates to meet the needs of the Saudi labor market. ITCAN offers Diplomas for high school graduates in Business Administration, Tourism, Hospitality and Leisure, and Information Technology Technical Support. ITCAN is operated by LVSA.

  •
  International Technical Female College at Buraydah (ITCB).  Founded in 2015, ITCB is part of a government-led initiative that partners with international providers to manage colleges designed to train and develop qualified, employment ready graduates to meet the needs of the Saudi labor market. ITCB offers Diplomas for high school graduates in Business Administration, Tourism, Hospitality and Leisure, and Information Technology Technical Support. ITCB is operated by LVSA.

  •
  International Technical Female College at Wadi Al-Dawaser (ITCWAD).  Founded in 2014, ITCWAD is part of a government-led initiative that partners with international providers to manage colleges designed to train and develop qualified, employment ready graduates to meet the needs of the Saudi labor market. ITCWAD offers Diplomas for high school graduates in Business Administration, Tourism, Hospitality and Leisure, and Information Technology Technical Support. ITCWAD is operated by LVSA.

South Africa

  •
  Monash South Africa (MSA).  Founded in 2001 by Monash University, MSA offers undergraduate and graduate degree programs in business and economics, information technology, social sciences and health sciences. Laureate acquired a controlling interest in MSA in 2014. MSA is located in Johannesburg, South Africa.

Thailand

  •
  Stamford International University (SIU).  Founded in 1995, SIU offers international and Thai undergraduate and graduate degree programs in business & management, communication, hospitality management and information technology. SIU is located in Hua Hin and Bangkok, Thailand.

Tuition and Fees

        Tuition varies at each of the institutions in our AMEA segment depending on the curriculum and type of program. Tuition payment options vary by institution and primarily include monthly installment payment plans and lump sum payments at the beginning of the academic year. Historically, we have increased tuition as educational costs and inflation have risen.

        Students and their families are generally responsible for room and board fees, transportation expenses and costs related to textbook and supply purchases required for their educational programs. Blue Mountains International Hotel Management School, our Chinese institutions, Monash South Africa, Stamford International University, the INTI Group and our Indian institutions have revenue-generating room and board fees.

        Students typically self-finance their education or seek third-party financing programs. However, in certain markets in the AMEA region there are various forms of government-supported student financing programs, as discussed below.

Government-Sponsored Student Financing Programs

        In Australia, the Commonwealth government has established income-contingent loan schemes that assist eligible fee-paying students to pay all or part of their tuition fees (separate schemes exist for higher education and vocational courses). Under the schemes the relevant fees are paid directly to the institutions. A corresponding obligation then exists from the participating student to the Commonwealth government. The Australian institutions have no responsibility in connection with the repayment of these loans by students and, generally, this assistance is not available to international students. In December 2016, the Australian government introduced a new loan scheme for vocational courses. This will replace the previous funding model for loans for vocational studies (which will be phased out during 2017). Under the new arrangements vocational educational providers will be required to reapply for registration for their students to be eligible to receive loans for vocational courses. To be eligible for registration vocational educational providers, among other matters, will be required to demonstrate a minimum of 50% completion rates. Relevant fees will be paid monthly in arrears and caps will be placed on the amount of loans available for particular categories of courses. THINK made a provisional application to be approved for these purposes and that application was approved until June 30, 2017, which is the maximum period available. THINK has submitted a further formal application for approval which, if granted, will apply from July 1, 2017 for a period of up to seven years. BMIHMS and TUA currently provide only higher education programs which are not affected by these changes. However, TUA has also made a formal application to cover vocational courses it may wish to offer in the future. The Australia institutions have been deliberately placing emphasis on higher education courses in TUA in anticipation of these changes.

        In China, Thailand and Malaysia there are also government programs available to our students, however, they do not represent a material portion of the revenues of our institutions in these countries. In the Kingdom of Saudi Arabia, our students' tuition is fully funded by the government and the government pays the tuition for each student either directly to us or, in the case of RPI, to the institution which, in turn, pays us. The government also provides a monthly stipend to each student enrolled at the eight colleges of excellence, while at RPI, the private companies sponsoring the students pay the stipend. The payments are based on our enrollments, with minimum payments set for each institution.

GPS

        Institutions in our GPS segment have products and services that span the Laureate International Universities network, with a total enrollment of approximately 72,200 students as of December 31, 2016, as adjusted for the segment change. Institutions in our GPS segment provide fully online degree programs through a U.S.-based accredited institution, Walden University, and internationally, through Laureate Online Education B.V., which is based in Amsterdam and partners with the University of Liverpool and the University of Roehampton in the United Kingdom. We provide professional-oriented fully online undergraduate and graduate degree programs largely to working professionals through distance learning and offer online degree programs in education, psychology, health and human services, management, nursing and information technology. These fully online institutions provide us expertise in online education that we can leverage throughout the campus-based institutions in our LatAm, Europe and AMEA segments. Our fully online institutions enrolled approximately 68,200 students as of December 31, 2016.

        In addition, within this segment, we owned three smaller, campus-based institutions in the United States. Our GPS segment also provides support services to SFUAD. These campus-based institutions primarily serve 18- to 24-year-old students and offer an education that emphasizes professional-oriented fields of study. The curriculum in these institutions is leveraged throughout the Laureate International Universities network through student exchange programs, dual degrees and certificate offerings. These campus-based institutions enrolled approximately 4,000 students as of December 31, 2016.

        The following table presents information about the institutions in our GPS segment (unless otherwise noted, we own each of these institutions):

Country	Higher Education Institution	Year Joined Laureate Network		Year Founded
Global Online
United Kingdom	Laureate Online Education B.V. (University of Liverpool)	2004		1881
	Laureate Online Education B.V. (University of Roehampton)	2012		2004
United States	Walden University	2001		1970
Campus-Based
United States	NewSchool of Architecture and Design	2008		1980
	Kendall College	2008		1934
	Santa Fe University of Art and Design (SFUAD)	2009	†	1859
	University of St. Augustine for Health Sciences (St. Augustine)	2013		1979

†
SFUAD is separately owned by Wengen. Laureate provides support services to SFUAD pursuant to contractual arrangements. See "Item 13—Certain Relationships and Related Transactions, and Director Independence—Agreements with Wengen—SFUAD Shared Services Agreement." On May 17, 2016, LEI Holdings—US I, Inc., a wholly owned subsidiary of Wengen, entered into an agreement to sell SFUAD to Joshua Education, Inc., a U.S. subsidiary of Raffles Education Corporation Limited, subject to all necessary regulatory approvals. This agreement was terminated by the parties thereto on March 29, 2017. As used herein, our "U.S. Institutions" refers to NewSchool of Architecture and Design, Kendall College, St. Augustine and Walden University.

Online Institutions

  •
  Laureate Online Education B.V.  Laureate Online Education B.V. is the exclusive worldwide online career partner of the University of Liverpool and the University of Roehampton and specializes in the delivery of online graduate programs to working-adult students. Laureate Online Education B.V. is based in Amsterdam.

  •
  University of Liverpool.    Founded in 1881, the University of Liverpool, a public university in the United Kingdom, through Laureate Online Education B.V., offers online graduate degree programs in business administration, health sciences, law and information technology.

  •
  University of Roehampton.    Founded in 2004, the University of Roehampton, a public university in the United Kingdom, through Laureate Online Education B.V., offers online graduate degree programs in business and international management.

  •
  Walden University.  Established in 1970, Walden University is an online university that delivers bachelor's, master's, doctoral and post-doctoral programs in counseling, education, health sciences, human services, management, nursing, psychology, public administration, public health and technology. Walden University is headquartered in Minneapolis, Minnesota.

United States

  •
  NewSchool of Architecture and Design.  Founded in 1980, NewSchool of Architecture and Design offers undergraduate and graduate degree programs in architecture, art and design, graphic design, history and theory, professional practice, technology and urban studies. NewSchool of Architecture and Design is located in San Diego, California.

  •
  Kendall College.  Founded in 1934, Kendall College offers undergraduate, associate and certificate programs in business administration, culinary arts, education and hospitality management. Kendall College is located in Chicago.

  •
  Santa Fe University of Art and Design (SFUAD).  Founded in 1859, SFUAD (formerly the College of Santa Fe) offers undergraduate degrees in arts management, contemporary music, creative writing and literature, graphic design and digital arts, film, performing arts, photography and studio arts. SFUAD also offers semester-long and intensive English language programs to foreign students.

  •
  University of St. Augustine for Health Sciences (St. Augustine).  Founded in 1979, St. Augustine offers graduate and doctoral degree and non-degree programs in physical therapy, occupational therapy, orthopedic assistants, education and health sciences. St. Augustine has campus locations in St. Augustine and Miami, Florida, San Marcos, California and Austin, Texas.

Tuition and Fees

        Tuition varies at each of the institutions in our GPS segment depending on the curriculum and type of program. Tuition payment options vary by institution and primarily include monthly installment payment plans and lump sum payments at the beginning of the academic year. Historically, we have increased tuition as educational costs and inflation have risen.

        Students at U.S. campus-based programs are generally responsible for room and board fees, transportation expenses and costs related to textbook and supply purchases required for their educational programs.

        Currently there are no company-sponsored financing arrangements in our GPS segment. However, students in our U.S. Institutions are eligible for the U.S. Department of Education (the "DOE") Title IV program federal financial aid under the U.S. Higher Education Act (the "HEA").

Marketing

        We believe that effective marketing is a key to the success of our business, enabling us to attract prospective students to our institutions and increase enrollment. We focus on marketing as a way to increase awareness of the institutions in each of their respective markets and to highlight the benefits provided by the Laureate International Universities network. We leverage best practices across our entire network to help our institutions develop effective marketing programs.

        We recognize that the vast majority of our students reside within the communities where our campuses are located. Because our target market is in close proximity to our institutions, developing and maintaining a powerful local presence is one of the cornerstones of our brand building strategy. We believe a strong brand is one of the key variables for future sustainable growth. We promote activities that encourage direct participation and interaction between the community and our institutions. For example, many of our institutions provide valuable services to the residents in the local communities including access to our veterinary and medical facilities at reduced costs, legal aid support and use of our facilities, including remedial course offerings and gym memberships. Additionally, many of our institutions' sports teams serve as a source of civic pride for the local residents including our students and their families. These informal interactions serve to enhance the trusted nature of our local brands, which in turn facilitates a word-of-mouth referral network that helps to attract quality students beyond the use of traditional student recruitment practices.

        During enrollment campaigns, we augment our long-term brand building activities with professional advertising campaigns employing a variety of media, including television, radio, outdoor and print advertising. We also use direct mail, web advertising and one-on-one meetings with students and their families. Each institution is responsible for implementing its own marketing campaigns, although we provide a forum for the network's marketing departments to share best practices. During the last several years, we have increased the amounts spent on marketing and advertising to meet the large demand for our programs, and we anticipate that this trend will continue.

        Additionally, we strive to develop strong relationships with local high schools that serve as feeder schools for many of our institutions. We believe we have developed strong relationships with many of these feeder schools and expect that will continue to provide a valuable source of referrals for many of the institutions in our network.

Competition

        We face competition in each of our operating segments. We believe competition focuses on price, educational quality, reputation, location and facilities.

LatAm, Europe and AMEA

        The market for higher education outside the United States is highly fragmented and marked by large numbers of local competitors. The target demographics are primarily 18- to 24-year-olds in the individual countries in which we compete. We generally compete with both public and private higher education institutions on the basis of price, educational quality, reputation and location. Public institutions tend to be less expensive, if not free, but more selective and less focused on practical programs aligned around career opportunities. We believe we compare favorably with competitors because of our focus on quality, professional-oriented curriculum and the competitive advantages provided by our global network. At present, we believe no other company has a similar network of international institutions. There are a number of other private and public institutions in each of the countries in which we operate. Because the concept of private higher education institutions is fairly new in many countries, it is difficult to predict how the markets will evolve and how many competitors there will be in the future. We expect competition to increase as the markets mature.

GPS

        The market for fully online higher education is highly fragmented and competitive, with no single institution having any significant market share. The target demographics for our Global Online institutions are adult working professionals who are over 25 years old. Our Global Online institutions compete with traditional public and private nonprofit institutions and for-profit schools. Typically, public institutions charge lower tuitions than our Global Online institutions because they receive state subsidies, government and foundation grants, and tax-deductible contributions and have access to other financial sources not available to our Global Online institutions. However, tuition at private nonprofit institutions is typically higher than the average tuition rates charged by our Global Online institutions. Our Global Online institutions compete with other educational institutions principally based upon price, educational quality, reputation, location, educational programs and student services.

        See "Item 1A—Risk Factors—Risks Relating to Our Business—The higher education market is very competitive, and we may not be able to compete effectively."

Recent Developments

Sale of Glion and Les Roches Hospitality Management Schools

        On March 15, 2016, we signed an agreement with Eurazeo, a publicly traded French investment company, to sell Glion and Les Roches and associated institutions (the "Swiss Institution Sale") for a total transaction value of CHF 380 million (approximately $385 million at the signing date), subject to certain adjustments. The sale included the operations of Glion in Switzerland and the United Kingdom, with a total of approximately 1,800 students, and the operations of Les Roches in Switzerland and the United States, as well as LRG in Switzerland, Les Roches Jin Jiang in China, RACA in Jordan and Les Roches Marbella in Spain, with a combined total of approximately 3,000 students. The transaction closed on June 14, 2016 and we received total net proceeds of approximately $339 million. We are continuing to provide certain back-office services to Glion and Les Roches, and programs of those institutions will continue on various campuses in the Laureate International Universities network throughout the world.

Sale of Operations in France

        On April 19, 2016, we signed an agreement with Apax Partners, a private equity firm, under which Apax Partners acquired LIUF SAS (the "French Institution Sale"), our French holding company ("LIUF"), for a total transaction value of EUR 201 million (approximately $228 million at the signing date), subject to certain adjustments. LIUF comprised our five institutions located in France with a total student population of approximately 7,500: École Supériure du Commerce Extérieur, Institut Français de Gestion, European Business School, École Centrale d'Electronique and Centre d'Études Politiques et de la Communication. The transaction closed on July 20, 2016 and we received total net proceeds of approximately $207 million.

Senior Note Exchange Transaction

        On April 15, 2016, we entered into separate, privately negotiated note exchange agreements (the "Note Exchange Agreements") with certain existing holders (the "Existing Holders") of our outstanding 9.250% Senior Notes due 2019 (the "Senior Notes due 2019," or the "Senior Notes") pursuant to which we will exchange $250.0 million in aggregate principal amount of Senior Notes for shares of our Class A common stock. We expect the exchange to be completed within one year and one day after the consummation of our initial public offering. The number of shares of Class A common stock issuable will equal 104.625% of the aggregate principal amount of Senior Notes to be exchanged, or $261.6 million, divided by $14.00, the initial public offering price per share of Class A common stock in our initial public offering. Following our initial public offering, but prior to the exchange, the Senior

Notes subject to the exchange will continue to receive interest at the same rate as the Senior Notes that are not subject to the exchange.

        Pursuant to the Note Exchange Agreements, on June 15, 2016 and March 1, 2017, we also repurchased from the existing holders approximately $85.1 million aggregate principal amount of Senior Notes at par value, plus accrued and unpaid interest and special interest.

        Upon consummation of all of the transactions described above, we will have retired up to $335.1 million in aggregate principal amount of Senior Notes.

        At the initial public offering price of $14.00 per share, and assuming the completion of the exchange transaction one year and one day after the date of our initial public offering, we expect to issue an aggregate of 18,683,036 shares of Class A common stock in connection with the exchange transaction.

        The exchange of Senior Notes for shares of Class A common stock will be effected in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act. Nothing herein shall constitute or be deemed to constitute an offer to sell or the solicitation of an offer to buy the Senior Notes.

Series A Preferred Stock Offering

        On December 4, 2016, we signed a subscription agreement (the "Subscription Agreement") with six investors, including KKR and Snow Phipps, pursuant to which we agreed to issue and sell to those investors an aggregate of 400,000 shares of a new series of our convertible redeemable preferred stock (the "Series A Preferred Stock") in a private offering for total gross proceeds of $400 million and net proceeds of approximately $383 million. Closing of the first tranche of funding for this transaction (the "Closing") occurred on December 20, 2016 and we received net proceeds, after issuance costs, of approximately $328 million. One investor funded a portion of its purchase price equal to $57 million (approximately $55 million net of issuance costs) on January 18, 2017 and the remainder on January 23, 2017. The proceeds from the Series A Preferred Stock offering have and will be used primarily to, among other things, repay a portion of our outstanding debt, including our revolving credit facility.

        Dividends compound quarterly and, if not paid in shares of Series A Preferred Stock on a quarterly basis or in cash, accrue when, as and if declared by the board of directors of the Company, on each share of Series A Preferred Stock. The holders of shares of Series A Preferred Stock are entitled to the payment of their liquidation preference in cash in certain circumstances, including upon the sale of the Company or the sale of all or substantially all of our assets, and upon a change in control of Wengen. The holders of Series A Preferred Stock do not have any voting rights except as required by law and with respect to certain extraordinary actions.

        The shares of Series A Preferred Stock are only convertible into shares of our Class A common stock under certain circumstances, including upon the closing of a sale of the Company or Wengen, in the event Wengen no longer exclusively controls us and, following our initial public offering and except in certain circumstances, by us and the holders of the Series A Preferred Stock into shares of our Class A common stock commencing on the earlier to occur of one day following the first anniversary of the closing of our initial public offering and the time immediately prior to the effectiveness of a registration statement filed by us in connection with our first follow-on public offering following our initial public offering in which the holders of shares of Series A Preferred Stock receive net proceeds not less than the Priority Amount. "Priority Amount" means, generally, shares of our Class A common stock in a dollar amount equal to, as of any date of determination, the greater of (a) 25% of the aggregate offering price of all Class A common stock proposed to be offered and sold in our first follow-on public offering following our initial public offering and (b) $275 million.

        The shares of Series A Preferred Stock are redeemable (i) at our option subject to certain conditions, and (ii) by the holders of the Series A Preferred Stock after the fifth anniversary of the issue date, in each case, at a redemption price per share equal to 115% of the sum of the issue amount per share plus any accrued and unpaid dividends. If we fail to redeem the shares of Series A Preferred Stock when required after the fifth anniversary of the issue date, the holders of the Series A Preferred Stock are entitled to certain remedies, including the ability to take control of a majority of our board of directors and cause a sale of the Company and/or cause us to raise debt or equity capital in an amount sufficient to redeem the remaining outstanding shares of Series A Preferred Stock.

        Upon the closing and funding of the purchase price of the Series A Preferred Stock offering in full, which was a qualified equity issuance under our Senior Secured Credit Facilities (as defined below), the applicable LIBOR margin for the 2021 Extended Term Loan (as defined below) under our Senior Secured Credit Facilities was reduced to 7.5% and the applicable ABR margin was reduced to 6.5%. The applicable LIBOR margin for the revolving credit line under our Senior Secured Credit Facilities was reduced to 3.75% and the applicable ABR margin was reduced to 2.75%. In addition, the additional scheduled payment on such 2021 Extended Term Loan in the amount of $62.5 million will not be required under our Senior Secured Credit Facilities.

Intellectual Property

        We currently own, or have filed applications for, trademark registrations for the word "Laureate," for "Laureate International Universities" and for the Laureate leaf logo in the trademark offices of all jurisdictions around the world where we operate institutions of higher learning. We have also registered or filed applications in the applicable jurisdictions where we operate for the marks "Laureate Online International" and "Laureate Online Education." In addition, we have the rights to trade names, logos, and other intellectual property specific to most of our higher education institutions, in the countries in which those institutions operate.

Employees

        As of December 31, 2016, we had approximately 65,000 employees, of which approximately 9,000 were full-time academic teaching staff and 21,000 were part-time academic teaching staff. In addition, we have approximately 560 part-time academic teaching staff who are classified as contractors, principally in Chile and Brazil. Our employees at many of our institutions outside the United States are represented by labor unions under collective bargaining agreements, as is customary or required under local law in those jurisdictions. At various points throughout the year, we negotiate to renew collective bargaining agreements that have expired or that will expire in the near term. We consider ourselves to be in good standing with all of the labor unions of which our employees are members and believe we have good relations with all of our employees.

Effect of Environmental Laws

        We believe we are in compliance with all applicable environmental laws, in all material respects. We do not expect future compliance with environmental laws to have a material adverse effect on our business.

Available Information

        Our principal executive offices are located at 650 S. Exeter Street, Baltimore, Maryland 21202, telephone (410) 843-6100. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available free of charge to shareholders and other interested parties through the "Investor Relations" portion of our website at http://investors.laureate.net as soon as reasonably practical after they are filed with the Securities and

Exchange Commission ("SEC"). The SEC maintains a website, www.sec.gov, which contains reports and other information filed electronically with the SEC by us. Various corporate governance documents, including our Audit Committee Charter, Compensation Committee Charter, Nominations and Corporate Governance Committee Charter, and Code of Conduct and Ethics are available without charge through the "Investor Relations," "Corporate Governance" portion of our investor relations website, listed above.

Industry Regulation

Brazilian Regulation

        The Brazilian educational system is organized according to a system of cooperation among federal, state and local governments. Higher education (i.e., undergraduate and graduate level education provided by public and private higher education institutions ("HEI")) is regulated primarily at the federal level, particularly in terms of public policy goals, accreditation and academic oversight; however, the state and municipal governments are also involved, principally in relation to taxation, real estate and operational permitting issues.

        With respect to the federal role, The National Educational Basis and Guidelines Law ("LDB"), provides the general framework for the provision of educational services in Brazil and establishes the duty of the federal government to:

  •
  coordinate the national educational policy;

  •
  define the National Education Plan, in coordination with the states, the Federal District of Brasilia and municipalities;

  •
  provide technical and financial assistance to the states, the Federal District of Brasilia and municipalities;

  •
  establish, in collaboration with the states, the Federal District of Brasilia and municipalities, skills and guidelines for early childhood education, elementary and secondary education that will guide the curriculum and their minimum syllabus, ensuring the regular basic education;

  •
  ensure national process of evaluation of higher education institutions, with the cooperation of evaluation agencies that have responsibility for this level of education;

  •
  create an evaluation process for the academic performance of elementary, secondary and higher education in collaboration with educational institutions in order to improve the quality of education; and

  •
  issue rules and regulations regarding higher education.

        The responsibility of the Federal Government in regulating, monitoring and evaluating higher education institutions and undergraduate programs is exercised by MEC, along with a number of other federal agencies and offices that are related to MEC.

MEC

        MEC is the highest authority of the higher education system in Brazil and has the power to:

  •
  confirm the decisions of the National Board of Education ("CNE") regarding the accreditation and reaccreditation of institutions of higher education;

  •
  confirm the systems and evaluation criteria adopted by the National Institute of Educational Studies Anísio Teixeira ("INEP");

  •
  confirm opinions and regulatory proposals issued by the CNE;

  •
  issue implementing rules, (regulations, notices, and technical advisories governing the conduct of higher education); and

  •
  regulate and monitor the system of higher education.

CNE—National Board of Education

        CNE is a consultative advisory and deliberative body of MEC. It consists of the Board of Basic Education and the Board of Higher Education, each composed of 12 members appointed by the President of Brazil. The Board of Higher Education has the power to:

  •
  support the development and monitor the implementation of the National Education Plan;

  •
  analyze and issue opinions on the results of the evaluation procedures of higher education;

  •
  offer suggestions for drafting the National Education Plan and to monitor their implementation;

  •
  decide on the curriculum guidelines proposed by the MEC, for undergraduate courses;

  •
  deliberate on the reports submitted by MEC on the recognition of courses and qualifications offered by higher education institutions, as well as on prior authorization from those offered by non-university institutions;

  •
  approve the authorization, accreditation and periodic reaccreditation of higher education institutions, based on reports and assessments provided by MEC;

  •
  approve the statutes of universities and the regiment of the other higher education institutions that are part of the Federal educational system;

  •
  deliberate on the reports for periodic recognition of master's and doctoral programs, prepared by the MEC, based on the evaluation of the programs;

  •
  analyze matters relating to the implementation of legislation regarding higher education; and

  •
  advise MEC in higher education related matters.

INEP—National Institute of Educational Studies Anísio Teixeira

        INEP is a federal agency linked to MEC that is the primary statistical and information-gathering body for the entire Brazilian education system. The performance data it collects and publishes is used by MEC, the legislature and the rest of the executive branch, as well as the public, to debate and make policy and programmatic decisions about education. INEP has the power to:

  •
  carry out visits to institutions of higher education for on-site evaluations in the process of accreditation and reaccreditation of institutions and in the authorization, recognition, accreditation and renewal of recognition processes of undergraduate and sequential programs;

  •
  conduct research and analysis of data related to education in Brazil; and

  •
  implement the SINAES.

CONAES—National Commission on Higher Education Evaluation

        CONAES is a committee under MEC supervision composed of 13 members. CONAES has the power to:

  •
  coordinate and monitor SINAES;

  •
  establish guidelines to be followed by INEP in the development of programmatic evaluation tools;

  •
  approve the evaluation tools and submit them for approval by the Minister of Education; and

  •
  submit the list of programs to be evaluated by the National Examination of Student Performance ("ENADE") examination, to the Minister of Education.

SERES—Higher Education Regulation and Supervision Secretariat

        In 2011, SERES, which operates as an arm of MEC, became the specific agency directly responsible for regulation and supervision of public and private HEIs, as well as undergraduate courses and lato sensu post-graduate programs, both in-person and distance learning modalities. Its mission is to elevate the quality level of all higher education through the establishment of guidelines for the expansion of HEIs and their courses, in accordance with national curriculum guidelines and proprietary quality parameters, and include:

  •
  to plan and coordinate the policy-making process for the regulation and supervision of higher education;

  •
  to accredit undergraduate (and sequential) courses, both through in-person and distance learning;

  •
  to oversee HEIs and courses, in order to fulfill the educational legislation and to induce improvements in the quality of higher education standards, applying the penalties provided for in legislation;

  •
  to establish guidelines for the preparation of assessment instruments for and higher education courses;

  •
  to manage the public system of registration and database of HEIs and higher education courses; and

  •
  to propose the design of actions and updating of reference and curriculum guidelines for undergraduate courses, as well as benchmarks for quality distance education, considering curricular guidelines and various forms of technology.

        According to the LDB, higher education can be offered by public or private higher education institutions. A private institution of higher education shall be controlled, managed and maintained by an individual person(s) or legal entity, in either case referred to as the "mantenedora." The mantenedora is responsible for obtaining resources to meet the needs of the duly authorized HEI, which in regulatory terms is referred to as the "mantida." A mantenedora may be authorized to operate more than one mantida. In any case, the mantenedora is legally and financially responsible for all of its mantidas. Each of our HEIs in Brazil is maintained by a Laureate-controlled mantenedora.

        Private institutions of higher education may be:

  •
  private institutions of higher education with profit purposes created and maintained by one or more individuals or private legal entities;

  •
  community institutions, founded by groups of individuals or one or more legal entities, including cooperatives, teachers and students that include community representatives in its supporting entity;

  •
  religious institutions, instituted by individuals or groups for one or more legal entities that meet specific religious and ideological orientation and that include community representatives in its supporting entity; or

  •
  nonprofit private institutions, charitable or not charitable, which are also sometimes referred to as philanthropic or nonphilanthropic.

        According to organizational and academic prerogatives, institutions of undergraduate learning can be:

  •
  Colleges (faculdades): Colleges are institutions of public or private education offering degree programs in more than one area of knowledge and that are supported by a single supporting entity and have specific administration and management. Colleges may offer programs at the following levels: traditional undergraduate programs, technological undergraduate programs, specialization and graduate programs (master's and Ph.D. degrees). Colleges do not have minimum requirements for the qualifications of professors and their labor practices, and cannot establish new campuses or create programs and new locations without the prior permission of MEC.

  •
  University Centers (centro universitários): University centers are public or private educational institutions that offer a variety of programs in higher education, including undergraduate programs, extension courses and lato sensu graduate programs—master's and Ph.D. degrees; they must also provide learning opportunities and career development for their professors. At least one third of the faculty of a university center must be composed of persons with masters or doctorate degrees. In addition, at least one fifth of its professors must be composed of professors who work full time. University centers have the autonomy to create, organize and extinguish individual courses and degree programs, as well as relocate or expand locations in their existing programs in the municipality where the university center's headquarters is located, without prior permission of MEC. A university center cannot open campuses outside the municipality where its seat is located.

  •
  Universities (universidades): Universities are public or private institutions of higher education that offer several degree programs, extension activities and development of institutional research. Like the university centers, at least one third of the faculty of a university must be composed of persons with masters or doctorate degrees. In addition, at least one third of a university's faculty must be composed of professors who work full time. Similar to university centers, universities have autonomy to create, organize and extinguish individual courses and degree programs, as well as to relocate or expand locations in their existing programs in the municipality where the university's headquarters is located, without prior permission of MEC. Additionally, universities have the ability, upon prior authorization by MEC, to apply for accreditation of new campuses and courses outside the municipality where the university's seat is located, provided that they are within the same state as the seat.

        Among the HEI in the Laureate International Universities network, there are three faculdades (Faculdade Internacional da Paraíba, located in João Pessoa, PB; Faculdades Porto-Alegrense, located in Porto Alegre, RS; and Faculdade dos Guararapes de Recife, located in Recife, PE), six university centers (FADERGS Centro Universitário, located in Porto Alegre, RS; Centro Universitário dos Guararapes, located in Jaboatão dos Guararapes, PE; FMU Education Group, located in São Paulo, SP; Centro Universitário Ritter dos Reis, located in Porto Alegre, RS; Centro Universitário do Norte, located in Manaus, AM; and Instituto Brasileiro de Medicina de Reabilitação—IBMR, located in Rio de Janeiro, RJ), as well as three universities (Universidade Potiguar, located in Natal, RN; UNIFACS—Universidade Salvador, located in Salvador, BA; and Universidade Anhembi Morumbi, located in São Paulo, SP). In addition, Business School São Paulo, which is a professional degree-granting institution, is owned and operated by Universidade Anhembi Morumbi, and CEDEPE Business School, which is a professional degree-granting institution, is operated as a division of Faculdade dos Guararapes de Recife. As noted below, each form of HEI is entitled to a different level of autonomy within the regulatory framework. In turn, we factor the respective levels of autonomy into the operational strategy for each HEI, as the requirement of prior or post-facto MEC approval can delay or nullify specific new campus expansion projects, new course offerings, and increases in the number of authorized seats per course.

        Legislation provides for specific levels of didactic, scientific and administrative autonomy to universities, university centers and colleges in differing degrees with the aim of limiting outside influence by other institutions or persons outside of the HEI's internal governance structure.

        LDB provides that the following powers are guaranteed to universities and university centers in the exercise of their autonomy:

  •
  creation, organization, and extinguishment of degree programs in their facilities, subject to applicable regulations;

  •
  establishment of the curriculum of their courses and programs, subject to applicable general guidelines;

  •
  establishment of plans, programs and projects related to scientific research, artistic production and extracurricular activities;

  •
  establishment of the number of available seats; except in respect of programs in law, medicine, dentistry and psychology, where the total number of available seats in the entire system is controlled by MEC in conjunction with the input of the relevant professional associations;

  •
  preparation and amendment of their bylaws in accordance with the general applicable standards; and

  •
  the right to grant degrees, diplomas and other qualifications.

        LDB provides that the following powers are guaranteed to colleges in the exercise of their autonomy:

  •
  establishment of the curriculum of their courses and programs, subject to applicable general guidelines;

  •
  establishment of plans, programs and projects related to scientific research, artistic production and extracurricular activities;

  •
  preparation and amendment of their bylaws in accordance with the general applicable standards; and

  •
  the right to grant degrees, diplomas and other qualifications.

        Although colleges have administrative autonomy, they do not enjoy academic autonomy and, therefore, are subject to MEC's prior authorization to create new programs and degree programs.

        Accreditation.    The first accreditation of an institution of higher education is necessarily as a college. The accreditation as a university or university center is only granted after the institution has operated as a college for at least six years and has demonstrated that it has met satisfactory quality standards, including positive evaluation by the SINAES, as well as met legal requirements applicable to each type of institution of undergraduate learning, including minimum degree attainment and terms of faculty employment.

        LDB establishes that higher education shall include the following programs:

  •
  continuing education programs (cursos sequênciais), open to applicants who meet the requirements established by the higher educational institutions, provided they have completed high school or equivalent;

  •
  undergraduate programs, including traditional and technological undergraduate programs, that are open to applicants who have completed secondary education or the equivalent and have passed the selection process or university entrance examination;

  •
  graduate programs, including master's degrees and Ph.D.s, specialization programs, advanced training courses and others, open to applicants who have an undergraduate degree and meet the requirements set by the educational institutions; and

  •
  extension programs with a social character that grant certificates to students, open to applicants who meet the requirements established, in each case, by the educational institutions.

        Following accreditation, colleges must obtain MEC permission to offer new undergraduate degree programs. As a consequence of their autonomy, universities and university centers do not require MEC authorization to create programs in the city where the university's or university center's seat is located. They need only inform MEC about the programs they offer for registration, evaluation and subsequent recognition. However, the creation of graduate programs in law, medicine, dentistry and psychology, whether by colleges, universities or university centers, are subject to the opinion of the proper professional associations. These associations are also consulted in the reaccreditation process.

        Additionally, and as a consequence of their autonomy, universities also can apply for accreditation of campuses and the authorization and recognition of programs outside the municipality where the university's seat is located. The campuses and programs not located in the city of the university's seat are not entitled to the autonomy of the main university and must be controlled and supervised by the university. Effectively, these campuses are treated like colleges for educational regulatory purposes. Within the network in Brazil, the UnP Mossoró Campus, the UNIFACS Feira de Santana Campus and the UniRitter Canoas Campus fall into this category.

        Once a university has obtained the authorization to provide a particular program, the HEI, including university centers and universities, also must obtain the recognition of such course, as a condition for national validation of the diploma. The application for recognition must be made at least one year after the start of the program and no later than half of the time required for its completion. The authorization and the recognition of programs and accreditation of institutions of higher education must be renewed periodically in accordance with the regularly applicable MEC evaluation process.

        Evaluation.    SINAES was established to evaluate HEI as institutions of higher education, traditional degree and technology degree programs and student academic performance. The main objective of this evaluation system is to improve the quality of higher education in Brazil. In practice, the CONAES conducts the monitoring and coordination efforts of SINAES. The results of the institutional and course evaluations are represented on a scale of five levels and are considered in the process of accreditation, recognition and renewal of accreditation of programs and accreditation and reaccreditation of institutions.

        In the case of unsatisfactory results, the HEI will be required to enter into an agreement with MEC that establishes a remediation program that includes among other requirements: (i) diagnosis of the unsatisfactory conditions; (ii) development and implementation of measures to be taken to remedy the unsatisfactory conditions; and (iii) establishment of deadlines and goals for remediation.

        Failure to comply, in whole or in part, with the conditions provided in the term of commitment may result in one or more penalties imposed by MEC, including temporary suspension of the opening of the selective process for undergraduate programs and cancellation of accreditation or reaccreditation of the institution and the authorization for operation of its programs.

        External evaluations of institutions of higher education are carried out by the INEP in two instances, first, when an institution applies for its first accreditation and second, by the end of each evaluation cycle of SINAES. Institutions of higher education are evaluated based on the following criteria, among others: (i) institutional development plan; (ii) social and institutional responsibility; (iii) infrastructure and financial condition; and (iv) pedagogical monitoring of student academic performance.

        The evaluation of undergraduate programs is made at the time of the first accreditation by MEC, and consists of the analysis of academic methodology, faculty, student and technical-administrative bodies and the infrastructure of the institution and is periodically updated at the end of each evaluation cycle of SINAES.

        The evaluation of graduate programs is made by the Coordinating Agency for the Improvement of Highly Educated Persons ("CAPES"), which is responsible for establishing the quality standard required of masters and doctoral programs along with the identification and evaluation of the courses that meet this standard. Its recommendations are subject to the approval of the CNE. Programs are evaluated according to the requirements established for each specific program. CAPES updates its evaluation of graduate programs every three years, which is the validity period of an authorization.

        The evaluation of student academic performance is conducted by INEP, which requires each student to sit for the ENADE in order to verify the knowledge and technical skill of the student body. Each ENADE test is developed in accordance with the content and specific curriculum of each educational program. Students enrolled in undergraduate programs take the ENADE every three years. In this system, students are evaluated at the end of the last year of each program.

        The overall grade for each class of students is calculated based on the weighted arithmetic average of all students in a specific program selected for the exam. INEP evaluates the standard deviation of the student's evolution in each program in order to compare it with national standards.

        Transfer of control of mantenedoras.    The change of control of mantenedoras does not require prior approval from MEC. A change of control need only be reported to MEC after the fact. However, the transfer of an HEI (mantida) to another mantenedora must be previously approved by MEC. The new mantenedora must meet the necessary requirements for accreditation of an institution of higher education and provide all appropriate documentation proving economic, financial and academic capacity to do so. Laureate's usual method for the acquisition of control is to acquire an interest in a pre-existing mantenedora. There may be circumstances in the future that warrant a departure from this course of conduct, in which case Laureate will follow the prescribed MEC requirements.

        Although changes of control exercised by Laureate do not ordinarily need MEC prior approval or review, due to the level of Laureate's consolidated gross revenues throughout Brazil, current Brazilian law requires that every control transaction, with limited exceptions, that Laureate enters into must be submitted to the Brazilian anti-trust authority, the Conselho Administrativo de Defesa Economico (the "CADE"), for approval. Such request for approval must be granted prior to the definitive closing of such transaction. CADE has the power to reject and/or alter any transaction or any part of a transaction that it deems to unduly restrict competition.

        Incentive program.    PROUNI is a federal program of tax benefits designed to increase higher education participation rates by making college more affordable. PROUNI provides private HEI with an exemption from certain federal taxes in exchange for granting partial and full scholarships to low-income students enrolled in traditional and technology undergraduate programs. All of our HEI adhere to PROUNI.

        HEI may join PROUNI by signing a term of membership valid for ten years and renewable for the same period. This term of membership shall include the number of scholarships to be offered in each program, unit and class, and a percentage of scholarships for degree programs to be given to indigenous and Afro-Brazilians. To join PROUNI, an educational institution must maintain a certain relationship between the number of scholarships granted to regular paying students. The relationship between the number of scholarships and regular paying students is tested annually. If this relationship is not observed during a given academic year due to the departure of students, the institution must adjust the number of scholarships in a proportional manner the following academic year.

        An HEI that has joined PROUNI and remains in good standing is exempted, in whole or in part, from the following taxes during the period in which the term of membership is in effect:

  •
  IRPJ (income tax) and CSLL (social contribution), with respect to the portion of net income in proportion to revenues from traditional and technology undergraduate programs; and

  •
  Cofins (Contribution for the Financing of Social Security) and PIS (Program of Social Integration), concerning revenues from traditional and technology undergraduate programs.

        A number of municipal and state governments have sought to replicate PROUNI by creating their own programs that, for example, offer tax incentives through a reduction in, or credits against, the ISS (Municipal Services Tax) in exchange for scholarships to targeted social groups or professions. Laureate owns and operates HEI in several jurisdictions where such local incentive programs are in force.

        Student financing program.    FIES is a federal program established to provide financing to students enrolled in courses in private institutions of higher education that have maintained a minimum satisfactory evaluation according to SINAES and receive a grade of 3 or higher out of 5 on the ENADE. The primary factor in determining whether a student is eligible to receive full or partial financing is how he or she scores on the program's means testing of household income relative to the cost of tuition.

        Under this basic structure, FIES targets both of the government's education policy goals: increased access and improved academic quality outcomes. The HEI receives the benefit of the FIES program through its participation in the intermediation of CFT-E (Certificado Financeiro do Tesouro) bonds, which are public bonds issued to the HEI by the federal government that the HEI may use to pay the national social security tax imposed by the INSS (National Social Security Institute) and certain other federal tax obligations. If the HEI is current with its taxes (i.e., it possesses a tax clearance certificate and is not otherwise involved in any tax-related disputes with the federal government that are not being defended in compliance with applicable security/bond requirements) then the HEI also has the option to sell the bonds for cash in a public auction conducted by one of the government-sponsored banks.

        Although the federal government is the direct creditor to the students, federal law stipulates that the HEI bear a portion of the credit risk, which level of risk has been subject to change in recent years. There are two different types of guarantees in FIES contracts:

  •
  contracts with guarantor(s), when the student names someone (or a group of people) as the underwriter(s) of his or her loan. In this case, the HEI is responsible for up to 15% (for institutions with no tax disputes) and up to 30% (if the institution has one or more open tax disputes that are not being defended in compliance with the applicable security/bond requirements) of all related delinquencies. In the past, to effectuate this contribution the federal government withheld between 1% and 3% of the value of the HEI's monthly CFT-E receipts during the course of the student's enrollment, but this has been replaced by the FGEDUC guarantee described below. In case there is no default, or the default is smaller than the amount blocked, the federal government will release the withheld CFT-E amounts. The government has yet to establish guidelines determining how the HEI shall remit the unpaid balance in the event that the default amount is higher than the blocked amounts; and

  •
  contracts with a guarantee by FGEDUC, a public fund created for this purpose, as the underwriter of his or her loan. Since February 2014, FGEDUC has become mandatory for all new FIES students. In this case the federal government requires a contribution of 5.63% of the tuition value from the HEI. The HEI contributes 5.63% of the FIES student's full tuition to the federal fund. FGEDUC guarantees 90% of the loan amount, leaving the HEI responsible for 15% of the other 10% in case of default.

        Since February 2014, all new students who participate in FIES must also enroll in FGEDUC. FGEDUC allows participating educational institutions to insure themselves for 90% (or 13.5% of 15%) of their losses related to student defaults under the FIES program. The cost of the program is 6.25% of the amount covered, which represents 5.63% of a student's full tuition. Similar to FIES, the administrator withholds 5.63% of a student's tuition to fund the guarantee by FGEDUC.

        As of December 31, 2016, approximately 20% of our students in Brazil participated in FIES, representing approximately 29% of our Brazil 2016 revenues.

        In December 2014, the MEC along with FNDE, the agency that directly administers FIES, announced several significant rule changes to the FIES program beginning in 2015. These changes raise the eligibility requirements, reduce the annual budget of the program and delay payments to post-secondary institutions with more than 20,000 FIES students that would otherwise have been due in 2015. The first change implements a minimum score on the high school achievement exam in order to enroll in the program. The second change alters the schedule for the payment and repurchase of credits as well as limits the opportunities for post-secondary institutions to sell any unused credits such that there is a significant delay between the time the post-secondary institution provides the educational services to the students and the time it receives payment from the government for 2015. In addition to these rule changes, FNDE implemented a policy for current students' loan renewals for 2015, which provides that returning students may not finance an amount that increases by more than 6.41%, which was later increased to 8.5%, from the amount financed in the previous semester, regardless of any increases in tuition or in the number of courses in which the student is enrolled, a policy that we believe violates the applicable law. For 2016, MEC announced that there will be no limitation to the tuition increase. Moreover, in the first and second intakes of 2015, the online enrollment and re-enrollment system that all post-secondary institutions and students must use to access the program has experienced numerous technical and programming faults that have also interfered with the enrollment and re-enrollment process. Numerous challenges to these changes and requests for judicial relief from the system's faults have been filed in the Brazilian courts, most of which are pending. The 2016 enrollment and re-enrollment schedule has been released and, so far, the system has not presented any material issues.

        In October 2015, FNDE initiated negotiations with ABRAES aiming at settling the FIES payments that were delayed in 2015. The proposal from MEC, which was accepted by ABRAES, was to divide the total amount due into three annual installments to be paid one fourth in 2016, one fourth in 2017 and half in 2018. The parties also agreed that the yearly installments will be paid in June of each year, and the amounts will be adjusted to reflect an inflation index from the date of the respective maturity until the effective payment. FNDE also agreed not to take any discriminatory measures in the future related to the payment due to the post-secondary institutions, and not to impose any limitation on the issuance of certificates and repurchase of credits due to the post-secondary institutions, which basically means that all certificates will be issued and repurchased in their respective fiscal years, except for those intended to be issued and repurchased in December, which will be paid in January of the following year. The parties executed the settlement agreement on January 28, 2016 and it was approved by the office of the Attorney General of Brazil on February 3, 2016. The Federal Court of Brasilia ratified the settlement agreement on March 17, 2016. Our post-secondary institutions in Brazil are associated with ABRAES and signed the settlement agreement as well; therefore, it will apply to us.

        On December 11, 2015, MEC issued Normative Ordinance No. 13, which supersede in all significant aspects the rules previously in force. Normative Ordinance No. 13 defined and clarified some rules for student eligibility and classification, higher education institution participation and selection of the vacancies that will be offered to the students in the first intake of 2016.

        Among other changes, it created a "waiting list" concept for students not selected in the first selection call. It also instituted a rule that allows the remaining vacancies that were not filled in by the waiting list students to be redistributed among other programs of the post-secondary institution.

        The rules for student eligibility are to have a gross household income of not more than 2.5 times the minimum wage per capita (which was raised by the MEC to 3.0 times on June 17, 2016) and to have taken the National High School Proficiency Exam at least once since 2010, with a minimum score of 450 points, and to have a score greater than zero in the test of writing.

        Regarding the participation of post-secondary institutions in FIES, institutions still must sign a participation agreement that contains their proposal of the number of vacancies offered and the following information per shift (morning, evening) and campus location: (i) tuition gross amount for the entire course, including all semesters; (ii) total tuition gross amount per course for the first semester, which must reflect at least a five percent discount to the course list price; and (iii) the number of vacancies that will be offered through the FIES selection process. Also, only courses with scores of 3, 4 or 5 in the SINAES evaluation are eligible to receive FIES students.

        On July 14, 2016, Provisional Presidential Decree No. 741/2016 (Medida Provisória No. 741/2016) revising the FIES payments rules was published in the official gazette. According to the new decree, higher education institutions became liable for the administration fees and expenses charged by the government banks that manage FIES loans. The decree became effective immediately and the government will withhold two percent of all FIES payments to cover such administration fees and expenses. Provisional presidential decrees are instruments with the force of law that the President of Brazil can issue in cases of importance and urgency. They have immediate effect and are valid for 60 days, extendable only once for the same period. Effectiveness beyond that period required approval of the National Congress, which took place on November 9, 2016, and it was enacted into law on December 2, 2016 (Law No. 13.366/2016).

        In August 2016, the MEC issued Normative Ordinance No. 17 expanding the guidelines previously defined in Normative Ordinance No. 13. Among other things, Normative Ordinance No. 17 describes in greater detail how to calculate remaining vacancies, sets forth procedures and deadlines for the completion of the filling of the remaining vacancies, and provides for dealing with exceptional situations where procedural errors or other obstacles have prevented students from accessing remaining vacancies in a timely manner.

        Another change in the new regulation was the number (or percentage) of vacancies that can be offered by the post-secondary institutions in relation to the score obtained in SINAES evaluation, which was reduced:

  •
  to up to 50% of the number of vacancies in courses with a score of 5 (from up to 100%);

  •
  to up to 40% of the number of vacancies in courses with a score of 4 (from up to 75%);

  •
  to up to 30% of the number of vacancies in courses with a score of 3 (from up to 50%); and

  •
  to up to 25% of the number of vacancies in courses that are in the process of authorization by MEC (from up to 50%).

        The criteria for the selection of vacancies by MEC to be offered to students were also modified by Normative Ordinance No. 13 and the regionality provisions of the prior Normative Ordinances (i.e., vacancies offered in the Northeast, North and Central-West regions would have had priority over those offered in the South and Southeast regions) were excluded from the regulation. Normative Ordinance No. 13 replaces the regionality criterion with a new criterion of "social relevance determined by micro-regions," which means that for each micro-region they will take into consideration the demand for higher education for educational financing (calculated by FIES) and the Human Development Index of each micro-region. All of the other criteria provided in the previous regulation were maintained in the new one (i.e., (i) FIES budget and the availability of resources, (ii) course score under SINAES's evaluation and (iii) priority courses, as defined by the government (pedagogy, engineering and health sector courses)). Normative Ordinance No. 13 also contains two annexes, which address in great detail the selection and tiebreaker criteria for the vacancies, as well as the rules for redistribution of remaining vacancies.

        Brazil's economy continues to present challenges to growth and create pricing pressures in the education sector. Our new student enrollment in Brazil was negatively affected by these conditions as well as the changes to the FIES program. If economic conditions continue to weaken and the Brazilian government implements additional austerity measures, our ability to grow our student enrollment in Brazil may be further negatively affected. The Brazilian government's changes to the FIES program resulted in a substantial increase in the total number of new FIES contracts in that country in 2014, an election year, and then a reduction in the total number of new FIES contracts, from over 700,000 in 2014 to approximately 300,000 in 2015. As a result, Laureate's new enrollments of students in the FIES program also decreased similarly in 2015; however, this did not have a material impact on our 2015 results of operations since total enrollments for all students increased in 2015. Any potential impact on total enrollment would not occur until the FIES students from the expansion of the program have graduated, and would depend on the Brazilian government's commitment to the FIES program. In addition, the Brazilian government reduced the frequency of payments to participating institutions during 2015. In 2017, a new rule was adopted as part of the FIES regulations that limits the total amount financed each semester to BRL 30,000 per student and allows the students to pay any amount in excess of such limit directly to the HEI (Normative Ordinance No. 04/2017).

        Distance education.    Distance Education, or Educação à Distância ("EaD") in Brazil, is regulated by the LDB. The law defines EaD as an educational modality in which the didactic and pedagogical measurement in teaching and learning processes occur with the use of media, information and communication technologies, with students and teachers developing educational activities at different places and/or times.

        EaD programs can be offered at different levels and types of higher education, like professional education, including technical, medium and technological level of higher education, higher education, covering continuing education programs, undergraduate, specialization, masters and PhD. EaD programs may only be offered by HEI that are regularly accredited by the MEC. The accreditation request and respective renewal for EaD programs is separate from the accreditation process for the in-person programs delivered by the HEI.

        Universities and university centers accredited to offer EaD programs may create, organize and extinguish courses or higher education programs, upon notice to MEC, and the courses or programs created can only be offered within the limits of the scope defined in the HEI's accreditation act. Colleges (faculdades), must request MEC authorization to offer each specific EaD program.

        The list of requirements for accreditation in the federal education system comprehends physical infrastructure, academic facilities, and details the characteristics and equipment for the library and laboratory operations, along with the accessibility plan and priority seating. Once issued, the EaD accreditation license issued by MEC defines the scope of the HEI's EaD operations in the country, and any expansion beyond the licensed area may only occur with specific MEC permission. The HEI accreditation for the provision of EaD programs is valid for the evaluation cycle term and is renewable.

        EaD programs must be designed with the same duration as their respective in-person course programs. Moreover, the EaD regulatory scheme requires that the HEI perform some aspects in-person as follows: (i) student assessments; (ii) compulsory trainee programs, when provided for in the relevant legislation; (iii) dissertation defense for course completion, when provided for in the relevant legislation; and (iv) activities related to teaching laboratories, where applicable. The in-person events must be performed at the HEI's campus or at a specific, brick and mortar learning center duly accredited for this purpose, referred to as a "polo."

        It is also noteworthy that the HEI offering EaD programs, particularly the polos, are subject to inspection by the MEC at any time. Those inspections aim to demonstrate whether those HEI are compliant with legal and regulatory requirements. In the event of any irregularity not corrected within the given deadlines, the HEI may be subject to certain penalties, including disqualification.

        EaD certificates or diplomas issued by accredited HEI have national validity with the same force and effect as those certificates or diplomas issued for the completion of in-person programs.

Chilean Regulation

        The Political Constitution of the Republic of Chile guarantees every individual's right to education and sets forth the state's obligation to promote the development of education at all levels. It also provides for liberty in teaching, which includes the right to open, organize and maintain educational institutions, providing that a Constitutional Organic Law, which requires a super-majority vote in the Chilean Congress, must establish the requirements for the official recognition of educational institutions.

        The General Law on Education sets forth the requirements and the procedure for the official recognition of educational institutions, providing for an educational system that is mixed in nature, including a form of education owned and managed by the state and its bodies and another one that is privately provided. The principles that inspire the Chilean educational system include those of universality, by virtue of which education should be affordable to all individuals, quality of education, and respect for and promotion of the autonomy of the educational institutions, within the framework of the laws governing them.

        In the case of higher education, the law provides a licensing system for new institutions that, once completed, makes it possible for these institutions to achieve full autonomy. This autonomy consists of every higher education institution's right to govern itself, as provided in its bylaws, in all matters regarding the fulfillment of its purpose, and encompasses academic, economic and administrative autonomy. Academic autonomy includes the higher education entities' power to decide by themselves the manner in which their teaching, research and extension functions will be fulfilled and the establishment of their curricula and programs. Economic autonomy makes it possible for those establishments to manage their resources to fulfill their goals pursuant to their bylaws and the laws, while administrative autonomy empowers each higher education establishment to organize its operation in the form deemed most appropriate in accordance with its bylaws and the relevant laws.

        The Ministry of Education ("MINEDUC") is the department of state in charge of promoting the development of education at all levels. Its functions include those of proposing and assessing the policies and plans for educational and cultural development, assigning the necessary resources for the conduct of educational and cultural extension activities, evaluating the development of education, discussing and proposing general norms applicable to the sector and overseeing their enforcement, granting official recognition to educational institutions, supervising the activities of its dependent units and fulfilling the other functions assigned by the law.

        The MINEDUC's Higher Education Division is the unit in charge of overseeing compliance with the legal and regulatory norms that govern higher education, of providing advice on the proposal of policies at this level of education and of establishing institutional relations with the officially recognized higher education institutions.

        The National Education Council (Consejo Nacional de Educación) is an autonomous entity composed of ten members who must be academicians, professors or professionals with an outstanding career in teaching and educational management and whose functions, regarding higher education, consist of:

  •
  managing the license-granting system for new institutions;

  •
  deciding on institutional projects submitted by institutions for the purpose of their official recognition;

  •
  verifying the development of institutional projects of the institutions that have been approved;

  •
  establishing selective examination systems for the subjects or courses of study delivered by the higher education institutions subject to license-granting processes in order to evaluate compliance with the curricula and programs and the performance of students;

  •
  requesting from the MINEDUC, on a supported basis, the revocation of official recognition of the universities, professional institutes and technical training centers under the license-granting process;

  •
  managing the revocation process of higher education institutions;

  •
  assisting the MINEDUC in the management of the shutdown processes of autonomous higher education institutions, especially as to the process of awarding diplomas and degrees to students who are in the course of their education at the time of shutdown; and

  •
  serving as an appeals body for decisions of the National Accreditation Commission.

        The National Accreditation Commission (Comisión Nacional de Acreditación) is an autonomous entity, the function of which is to verify and promote the quality of the autonomous universities, professional institutes and technical training centers and of the courses of study and programs offered by them. In particular, the National Accreditation Commission is required to deliver an opinion on the institutional accreditation of higher education institutions, authorize the private agencies in charge of accreditation of courses of study and undergraduate programs and bachelor programs and specialty programs in the area of health, and supervise their operation.

        The Managing Commission of the Credit System for Higher Education Studies (Comisión Administradora del Sistema de Créditos para Estudios Superiores) is an entity whose functions include defining and assessing policies for the development and implementation of financing arrangements for higher education studies, entering into and proposing modifications to any necessary agreements with both domestic and foreign public and private financing entities and implementing those arrangements, and defining and evaluating the policies for higher education loans guaranteed by the state.

        Organization and recognition of higher education institutions.    The law recognizes state-owned higher education institutions, which may only be created by a law, and private institutions that must be organized in accordance with provisions contained in the law. The Chilean legislation provides that the state will officially recognize the following higher education institutions:

  •
  Universities:  Universities may grant professional certificates and all kinds of academic degrees, including graduate certificates, bachelor's degrees and Ph.Ds. Universities are the only institutions entitled to grant professional certificates with respect to which the law requires having previously obtained a bachelor's degree.

  •
  Professional Institutes:  Professional institutes may only confer professional certificates of the type that do not require a bachelor's degree, and technical certificates of a superior level to those students who have completed programs of at least 1,600 class hours without receiving a bachelor's degree.

  •
  Technical Training Centers:  Technical training centers may only confer a technical certificate of a superior level to those students who have completed programs of at least 1,600 class hours.

  •
  Educational institutions of the armed forces and police.

        Private universities must be created in accordance with the procedures set forth by law, and must always be not-for-profit entities in order to be officially recognized.

        Private professional institutes and technical training centers may be created by any individual or legal entity, they may be organized as for-profit or not-for-profit entities, and their sole purpose must be the creation, organization and maintenance of a professional institute or technical training center.

        In order to be officially recognized, universities, professional institutes and technical training centers must have the necessary teaching, didactic, economic, financial and physical resources to offer the academic degrees, professional certificates or technical certificates, as appropriate, which must be certified by the National Education Council. Additionally, these institutions must have a certification granted by the National Education Council evidencing that the entity has had both its institutional project and its academic programs approved and that it will have the progressive verification of its institutional development performed. Higher education institutions may only start their teaching activities once the official recognition has been granted.

        The official recognition of a higher education institution may be revoked and, in the case of universities, their legal existence may be revoked through a supported Statutory Decree of the MINEDUC, after a decision of the National Education Council adopted by the majority of its members in a meeting called for that sole purpose and after hearing the affected party, if that party (i) fails to comply with the objectives set forth in its bylaws, (ii) conducts activities contrary to morals, public order, good customs or national security, (iii) commits gross violations of its bylaws, or (iv) ceases to confer professional certificates to its graduates.

        The law provides for a system of license grants to higher education institutions, which includes the approval of institutional project and the evaluation, progress and materialization of its educational project for a period of no less than six years, at the end of which they may become fully autonomous.

        National system of quality assurance in higher education.    The law provides for a system of quality assurance in higher education that includes a system of institutional accreditation that consists of a process of analysis of existing mechanisms within the autonomous higher education institutions to guarantee their quality, bearing in mind both the existence of those mechanisms and their application and results, and a process of accreditation of courses of study or programs, consisting of a process of verification of the quality of the courses of study or programs offered by the autonomous higher education institutions, on the basis of their declared purposes and the criteria set forth by the respective academic and professional communities.

        Both the institutional accreditation and the accreditation of courses of study and undergraduate programs are voluntary, except that the courses of study and academic programs leading to the professional degrees of Surgeon, Elementary Education Teacher, Secondary Education Teacher, Differential Education Teacher and Nursery School Teacher are subject to mandatory accreditation.

        The institutional accreditation is filed with the National Accreditation Commission, whereas the accreditation of courses of study and undergraduate programs can be performed by domestic, foreign or international accreditation entities authorized by the National Accreditation Commission.

        Tax benefits.    Chilean universities recognized by the state, and the associations, corporations, partnerships and foundations that are created, organized or maintained by those universities, are exempted from paying tax on the income arising exclusively from their educational activities. Likewise, educational institutions are exempted from paying value-added tax, an exemption that is limited to the revenues arising from their teaching activities. Additionally, universities are exempted from paying withholding taxes for payments made abroad. There are also specific tax benefits for donations made to universities.

        Financing.    The Chilean state contributes to the direct financing of universities existing as of December 31, 1980 by means of contributions from the state. In addition, all universities, professional institutes and technical training centers recognized as higher education institutions receive an indirect contribution from the state, which is distributed on the basis of the scores obtained in the university admission test by the students enrolled in each higher education institution.

        Under the CAE Program, the state guarantees up to 90% of the principal plus interest on loans granted by financial institutions to students of higher education at autonomous, accredited institutions officially recognized by the state that select their first-year students on the basis of the score obtained in the university admission test and that use the aforesaid indirect contribution by the state exclusively for institutional development purposes.

        The NMS program supports access to vocational and technical education for students in the lowest 70% who met or exceeded certain academic standards by providing annual scholarships (i) under NMS I in amounts up to CLP 600,000; (ii) under NMS II in amounts up to CLP 850,000 per year for students who come from the first five income deciles if the tech/voc institution in which they are enrolled is organized as a not-for-profit legal entity or, if the tech/voc institution is not so organized, the institution has stated in writing its intention to become a not-for-profit entity and to be accredited; and (iii) under NMS III in amounts up to CLP 900,000 per year, provided that such students and the institution in which they enroll meet the requirements for NMS II and the tech/voc institution was, on December 31, 2015, accredited for four years or more.

        Recent developments.    Because of an ongoing controversy in Chile with respect to the quality of higher education and compliance with the regulations applicable to higher education institutions, since July 2011 several reforms have been promoted by the Chilean government. Some of these reforms were approved during the previous administration, such as amendments to the CAE Program reducing from 6% to 2% per annum the interest rate that CAE debtors must pay, limiting principal and interest payments under that program to 10% of a debtor's monthly income, and providing for the termination of the debt after a 180-month period.

        Other legislative reforms were promoted by members of the previous Chilean Congress but were not supported by the previous Chilean government, including proposals to restrict related party transactions between higher education institutions and entities that control them. In November and December 2013, Chile held national elections. The presidential election was won by former president Michelle Bachelet, who assumed office on March 11, 2014, and a political coalition led by Ms. Bachelet won the elections for both houses of the Chilean Congress, in each case for four years beginning on March 11, 2014. Although the election platform of the new government mentioned that stronger regulation of higher education was required, it did not contain specific commitments with respect to the abovementioned reforms, other than the creation of a special agency to oversee higher education institutions' compliance with law and regulations. In the second quarter of 2014, the new government announced the withdrawal of all of the prior administration's higher education proposals and its intent to submit new bills to the Chilean Congress.

        In December 2014, the Chilean Congress adopted the Provisional Administrator Law, which provides for the appointment of a provisional administrator or closing administrator to handle the affairs of failing universities or universities found to have breached their bylaws (the "Provisional Administrator Law"). In addition, the Chilean Congress has approved legislation that would permit, but not require, universities and technical/vocational institutes to include in their bylaws provisions contemplating the participation of students, professors and employees in the governance of the institution.

        On November 27, 2015, the Chilean Congress passed the 2016 budget law (the "2016 Budget Law"). By means of the 2016 Budget Law, the administration sought to implement a policy to grant free access to higher education to students from the first five income deciles who attend certain universities or tech/voc institutions. For university students, the Budget Law would have required them to be enrolled in universities that either are members of the Consejo de Rectores de las Universidades Chilenas (the "CRUCh") or are private universities that are not members of the CRUCh that, on September 30, 2015, met the following requirements: (a) being accredited for four years or more; (b) not being related to for-profit legal entities; and (c) having a representative of the students or non-academic personnel as a member of their governing body. For tech/voc students, the 2016 Budget Law would have required them to be enrolled in institutions organized as not-for-profit legal entities that were accredited for four or more years.

        On December 21, 2015, the Constitutional Tribunal (the "CT") declared portions of the 2016 Budget Law dealing with higher education institutions to be unconstitutional, in particular those portions that would require students to attend institutions with specific characteristics in order to obtain free tuition as, under the Chilean Constitution, that would constitute arbitrary discrimination affecting students who are in the same economic condition.

        Before the CT published the text of its decision, the administration submitted a bill modifying the 2016 Budget Law that establishes different conditions to access free higher education (the ley corta or "Short Law") to the Chilean Congress. The Short Law was approved by Congress two days after its submission, on December 23, 2015, and published on December 26, 2015. The Short Law was effective only during 2016 and was not subject to a constitutional challenge.

        Under the Short Law, for university students to be eligible for free tuition, they had to come from the first five income deciles and enroll either in a State-owned university or in a private university that on December 27, 2015 was accredited for at least four years and controlled by individuals or not-for-profit legal entities. The Short Law excluded tech/voc students from eligibility for free tuition in 2016. However, the Short Law provided that free tuition for tech/voc students would be implemented within three years provided that they attend tech/voc institutions that were accredited for at least four years and were organized as not-for-profit legal entities. The Short Law provided that tech/voc institutions that were organized as for-profit entities should, not later than December 27, 2015, state their intention to reorganize as not-for-profit entities in order to be eligible to participate in NMS II and NMS III.

        For the period between the effective date of the Short Law and such time as students at tech/voc institutions became eligible to participate in the free tuition program, the Short Law modified the allocations of the NMS. The Short Law divided this scholarship program into three parts: (i) NMS I, which grants students who meet certain personal conditions scholarships of up to CLP 600,000 per year; (ii) NMS II, which grants students scholarships of up to CLP 850,000 per year, provided the students come from the first five income deciles and the tech/voc institution in which they are enrolled is organized as a not-for-profit legal entity or, if the tech/voc institution is not so organized, the institution has stated in writing its intention to become a not-for-profit entity and to be accredited; and (iii) NMS III, which grants students scholarships of up to CLP 900,000 per year, provided that such students and the institution in which they enroll meet the requirements for NMS II and the tech/voc institution was, on December 31, 2015, accredited for four years or more.

        The Chilean universities and tech/voc institutions in the Laureate International Universities network did not meet each of these tests, so students at these institutions were not eligible for free tuition or NMS II or NMS III scholarships under the Short Law.

        On November 11, 2016, the Chilean Congress passed the 2017 budget law (the "2017 Budget Law"). The 2017 Budget Law included changes to the policies for granting free access to higher education and scholarships to students from the first five and seven income deciles who attend certain universities or tech/voc institutions.

        For university students, the 2017 Budget Law provides for free access to higher education with the same requirements as were in the 2016 Budget Law but adds the requirement that eligible universities have a minimum of 80% of their newly enrolled students with an average result from the national university admissions examination, high school grades and high school rankings above a specified level, and have a transparent admission system that must have been published on the institution's website by December 1, 2016. For tech/voc institutions, the 2017 Budget Law provides for eligibility for free access for students if they are enrolled in institutions (i) organized as not-for-profit legal entities or as for-profit legal entities that have filed for transformation to not-for-profit legal entities under the "Transformation Law" passed by the Chilean Congress on November 16, 2016, before December 15, 2016, (ii) accredited for four years or more as of December 23, 2016, (iii) having as controllers not-for-profit legal entities or natural persons, (iv) having stated their intention to participate in the free access system before December 15, 2016, and (v) having a transparent admission system that must have been published on the institution's website by December 1, 2016.

        The 2017 Budget Law also modified the allocations of the Bicentenario Scholarship ("the BS Program"). The BS Program supports access to higher education for university students coming from one of the first seven income deciles and covers the full amount of tuition up to an amount authorized by the government. Historically, the BS Program solely benefited students of CRUCh universities. The 2017 Budget Law terminated the differentiation between CRUCh and non-CRUCh universities for eligibility for the BS Program. Thus, for 2017, 3,500 BS Program scholarships will be granted to students at non-CRUCh universities and 3,500 additional BS Program scholarships will be granted to students at non-CRUCh universities in 2018. By 2019, the government promises to have an equal BS Program scholarship policy for all universities, whether CRUCh or non-CRUCh. Students may apply for a BS Program scholarship if their university is accredited for at least four years and if 80% of the university's newly enrolled students have an average result from the national university admissions examination, high school grades and high school rankings above a specified level.

        Under the 2017 Budget Law, the NMS II and NMS III are available to all students enrolled in a tech/voc institution, whether for-profit or not-for-profit: (i) NMS II in an amount of CLP 860,000 per year, or up to the effective government-approved tuition fee if it is less than that amount, for students who come from the first five income deciles with an average high school grade of 5.0 and the tech/voc institution in which they are enrolled being accredited for at least three years; and (ii) NMS III, in an amount up to CLP 900,000 per year, or up to the effective government-approved tuition fee if it is less than that amount, provided that such students and the institution in which they enroll meet the requirements for NMS II and the tech/voc institution was, on December 31, 2016, accredited for four years or more. The NMS III scholarship will last until the tax benefit established in the Transformation Law for tech/voc institutions ends.

        Finally, under the 2017 Budget Law, the Comptroller General will be in charge of overseeing the use of the public resources in higher education.

        In April 2016, the Chilean Congress made reforms to specific career disciplines, including pedagogy. Law 20,903 created the teaching professional development system (Sistema de Desarrollo Profesional Docente), which aims to improve the quality of training for those who choose to study pedagogy by setting new program admission requirements and mandatory institutional accreditation standards for pedagogy career programs. As these changes have only taken effect in 2017, their impact cannot yet be determined; however, the Chilean universities in the Laureate International Universities network are preparing to adjust to the new regime and will be monitoring the effects on their pedagogy programs.

        On July 4, 2016, the Chilean President submitted to the Chilean Congress a bill (the "Higher Education Bill") that, if approved, would change the entire regulatory landscape of higher education in Chile, as it would amend and/or replace most of the currently applicable legislation, including repealing the current laws governing universities, professional institutes and technical training centers. The changes contemplated in the Higher Education Bill that are most relevant to us are:

  (1)
  The creation of an Undersecretary of Higher Education, which would replace and be the legal successor to the current Higher Education Division of the MINEDUC and whose functions would be: (i) to propose to the MINEDUC policies on higher education, including policies on access, inclusion, retention and graduation of higher education students, on the promotion, development, support and continuous improvement of the quality of higher education institutions and their relationship with the needs of the country, and on the allocation of public funds; (ii) to manage the procedures relating to the granting and revocation of the official recognition of higher education institutions; (iii) to take custody of the academic records of higher education institutions that have lost their official recognition; (iv) to manage the Common Access System for Higher Education Institutions; (v) to manage the National Higher Education Information System; (vi) to coordinate the various public institutions and services that have authority on higher education matters; (vii) to establish coordination mechanisms for the members of the boards of directors of state-owned universities who are appointed by the President; (viii) to generate and coordinate with regional and local governments instances of participation and dialogue with and among higher education institutions as well as the collaboration and transfer of best practices among them, and between such institutions and secondary schools; (ix) to develop studies on the higher education system; (x) to maintain a registry of higher education institutions with access to public funding; and (xi) to have any other function that the law may assign to it.

  (2)
  The creation of a new Common Access System for Higher Education Institutions, to be managed by the Undersecretary of Higher Education, which would establish the process and mechanisms for the application, admission and selection of undergraduate students, and which would be mandatory at all higher education institutions that receive public funding through the MINEDUC.

  (3)
  The creation of a National Higher Education Information System, to be managed by the Undersecretary of Higher Education, which would include, among other things, information about students, enrollment, faculty, resources, infrastructure and results of the academic process at higher education institutions; about the nature of the higher education institutions, their members and individuals that are part of their administrative bodies; about the financial condition and solvency of higher education institutions, including their annual audited financial statements; and information about related party transactions. Both the Superintendence of Higher Education and the Higher Education Quality Council would provide all information they receive from higher education institutions to the Undersecretary of Higher Education to be included in the National Higher Education Information System.

  (4)
  The creation of a new National System of Quality Assurance of Higher Education, to be established by the MINEDUC through the Undersecretary of Higher Education, the National Education Council, the Higher Education Quality Council and the Superintendence of Higher Education, the functions of which, among others, would be to: (i) develop policies to promote quality, suitability, articulation, inclusion and equality in the execution of the duties of higher education institutions; (ii) license new higher education institutions; (iii) provide the institutional accreditation of autonomous higher education institutions; and (iv) enforce the compliance of higher education institutions with the rules applicable to higher education and the legality of the use of their resources, supervise their administrative and financial feasibility, and their academic commitments to students.

  The Higher Education Quality Council, whose purpose would be to evaluate, accredit and promote the quality of autonomous higher education institutions and of the careers and study programs they offer, and which would be responsible for executing the institutional accreditation processes and undergraduate and graduate career and study programs accreditation processes, would be composed of 11 directors, nine of which would be appointed by the President of the Republic. The functions of the Higher Education Quality Council would include: (i) managing and resolving the accreditation processes; (ii) proposing the quality criteria and standards for institutional accreditation and accreditation of undergraduate and graduate careers and study programs to the MINEDUC; (iii) maintaining public information systems that contain relevant decisions regarding the different accreditation processes; (iv) executing and promoting actions for continuous improvement of the quality of higher education institutions; (v) keeping a registry of peer reviewers who are part of the accreditation process; (vi) training peer reviewers; and (vii) submitting data to the National Higher Education Information System.

    Under the National System of Quality Assurance of Higher Education, institutional accreditation would be mandatory for all autonomous higher education institutions and would consist of the evaluation and verification of compliance with quality standards, as well as the analysis of internal mechanisms for quality assurance, considering both their existence and their application and results, and their alignment with the mission and purpose of higher education institutions. All institutional accreditations would last for eight years. The accreditation process would include the evaluation, for all campuses and for the undergraduate careers and programs selected by the board of the Higher Education Quality Council, of the management and institutional resources, internal quality assurance, teaching and results of the education process, generation of knowledge, creation and innovation, and association with the environment, of the respective higher educational institutions. Accredited institutions would be classified under one of three different categories. Category C institutions would need to obtain prior approval of the Higher Education Quality Council to open new campuses or programs, while Category B institutions would need to obtain such approval only to open careers or programs in a field of knowledge not regularly offered by the institution or which has not been offered in the last two years, and Category A institutions would not need to obtain any approval to open new campuses, careers or programs.

    The bill also provides that certain careers and study programs, i.e., medical and education programs, as well as doctorate-level programs be mandatorily accredited.

    Accreditation decisions would not be appealable although reconsideration could be sought before the Higher Education Quality Council not later than 15 days after the notification of decision.

  (5)
  The creation of a Superintendence of Higher Education, whose purpose is to enforce and monitor compliance with the legal and regulatory provisions that govern higher education, as well as the legality of the use of resources by higher education institutions and to supervise their financial feasibility. Its functions and powers would be, among others, to: (i) enforce compliance with the law by higher education institutions, their organizers, controllers, members, associates, partners, owners, founders, legal representatives and board members; (ii) ensure that the requirements or conditions that resulted in official recognition of the higher education institutions are maintained; (iii) supervise the financial feasibility of higher education institutions; (iv) ensure the legality of the use of resources of higher education institutions; (v) ensure that higher education institutions comply with the terms, conditions, and modalities of the academic commitments undertaken with students; (vi) arrange and conduct audits of higher education institutions; (vii) visit the academic and administrative establishments and offices of higher education institutions and of the institutions' organizers that are related to the management of the respective institution in order to carry out the functions assigned to the Superintendence, accessing any documents, books or information required for the purposes of enforcement, and reviewing all the transactions, assets, books, accounts, files and, in general, any documents or information it deems necessary for the supervision of the individuals or institutions inspected and of the third parties with which they interact; (viii) require pertinent information needed for it to fulfill its duties to be provided to it by inspectors and inspecting institutions and related third parties, and by any relevant government entities; (ix) summon organizers, controllers, members, associates, partners, owners, founders, legal representatives, board members or employees of the inspected institutions, or of those who exercise those positions at related institutions, and any other person who has entered into an agreements of any kind with the above, to testify before it, and summon witnesses to provide any information it deems necessary to fulfill its duties; (x) respond to inquiries submitted to it within the scope of its powers, receive and resolve claims, and mediate claims, when applicable; (xi) investigate and resolve complaints that arise; (xii) bring charges, process them, adopt provisional measures, and resolve the proceedings underway regarding any infraction that comes to its attention; (xiii) apply penalties in accordance with the law; (xiv) apply and provide administrative interpretations of the applicable law, and issue general instructions to the sector subject to its enforcement; (xv) send information brought to its attention in the exercise of its duties and powers to the Higher Education Quality Council when such information indicates violations within the scope of the matters it regulates; (xvi) remit information brought to its attention in the exercise of its duties to the Public Prosecutor when such information indicates that a crime has been committed; (xvii) manage the information it compiles in the exercise of its duties, in a coordinated effort with the Undersecretary of Higher Education, for adequate development of the National Higher Education Information System; (xviii) reach agreements with other public services regarding electronic transfers of information to facilitate execution of their functions; (xix) generate indexes, statistics and studies with the information delivered by the institutions it inspects, and produce publications within the scope of its powers; and (xx) provide technical advisory services to the MINEDUC and other entities within the scope of its powers.

    Sanctions imposed by the Superintendence of Higher Education would be appealable to the courts.

    Higher education institutions would be required to provide to the Superintendence of Higher Education the following information: (i) their audited consolidated annual financial statements and any information about any fact that may significantly affect its financial condition; (ii) a list of their partners or members, and of any individuals exercising executive functions; (iii) information about related party transactions; (iv) information about tax-exempt donations; and (v) a list of entities in which the institution holds an interest of more than 10% and of not-for-profit entities in which it is entitled to appoint at least one board member.

  (6)
  New regulations applicable to not-for-profit educational institutions (including universities) that would: (i) provide that their controllers and members can only be individuals, other not-for-profits or state-owned entities; (ii) create the obligation to use their resources and reinvest their surplus or profits in the pursuit of their objectives and in enhancing the quality of the education they provide; (iii) create the obligation to have a board of directors, which cannot delegate its functions, and whose members cannot be removed unless approved by the majority of the board and for serious reasons; and (iv) prohibit related party transactions with their founders, controllers, members of the board, rector and their relatives or related entities, unless the counterparty to the transaction is another not-for-profit entity, and establish regulations for other related party transactions which include the need for them to be under market conditions and approved by the board.

  (7)
  A new system to provide public funding to higher education institutions and free higher education to certain students. Under the new system, all licensed higher education institutions would be eligible to receive public "institutional funding for gratuity" as long as they complied with the following requirements: (i) accreditation; (ii) not-for-profit or state-owned; (iii) be part of the Common Access System for Higher Education Institutions; and (iv) apply policies approved by the Undersecretary of Higher Education that permit fair student access and implement vulnerable student support programs that promote their retention, providing that at least 20% of the total admissions of the university are granted to students from homes within the country's four lowest-income deciles. The institutions that would be part of the public funding system would be subject to regulation of fees charged which would be set by the Undersecretary of Higher Education.

        We are currently evaluating the effect the proposed Higher Education Bill would have on the Chilean institutions in the Laureate International Universities network if it is adopted in the form introduced in the Chilean Congress. We cannot predict whether or not the proposed Higher Education Bill will be adopted in this form, or if any higher education legislation will be adopted that would affect the institutions in the Laureate International Universities network. However, if any such legislation is adopted, it could have a material adverse effect on our results of operations and financial condition.

        In June 2012, an investigative committee of the Chilean Chamber of Deputies issued a preliminary report on the Chilean higher education system alleging that certain universities, including the three universities that Laureate controls in Chile, have not complied with the requirements of Chilean law that universities be not-for-profit. Among the irregularities cited in the report are high salaries to board members or top executives, outsourcing of services to related parties, and that universities are being bought and sold by foreign and economic groups. The investigative committee referred its report to the MINEDUC and to the Public Prosecutor of Chile to determine whether there has been any violation of the law. The Public Prosecutor appointed a regional prosecutor to investigate whether any criminal charges should be brought for alleged violations of the laws on higher education and, more than three years later, no charges have been brought by the regional prosecutor against any institutions in the Laureate International Universities network. On July 19, 2012, the Chilean Chamber of Deputies rejected the report of the investigative committee. In December 2012, in light of the criminal prosecution of the former president of the National Accreditation Commission for alleged bribery, the Chilean Chamber of Deputies mandated its Education Commission to be an investigative committee regarding the functioning of the National Accreditation Commission, especially with respect to compliance with the National Accreditation Commission's duty to oversee higher education entities. The Education Commission delivered a report, which was approved by the Chamber of Deputies on October 1, 2013, containing several recommendations to improve regulation of the higher education accreditation system. Additionally, the Chilean Chamber of Deputies approved the creation of a special investigative committee to resume the investigation of higher education performed by the investigative committee that issued the June 2012 report that was previously rejected by the Chamber of Deputies. On January 15, 2014, that investigative committee approved a new report recommending, among other things, improvements to the Chilean higher education system regulations, amendments to the higher education financing system, particularly the CAE Program, imposition of criminal penalties for violation of the requirement that universities be not-for-profit, and support of legislation that would prohibit related party transactions, prohibit the transfer of control of universities, and require universities to have independent board members. The report was approved by the full Chamber of Deputies on April 1, 2014.

        On February 18, 2014, the MINEDUC disclosed that on November 15, 2013 and February 11, 2014, it had initiated internal investigations into UDLA Chile and UNAB, respectively. The investigations were initiated upon referrals from the National Education Council and the National Accreditation Commission, which had conveyed to the MINEDUC their concerns regarding certain agreements entered into by UDLA Chile and UNAB with their controlling entities, including concerns about the amount and real use made by the universities of the services provided under those agreements. The investigations are an initial step by the MINEDUC to determine whether the Ministry should begin formal sanction proceedings against the universities. The MINEDUC also disclosed that it had delivered relevant documentation on the matter to the Public Prosecutor. In January 2016, the MINEDUC announced that it had closed the investigation into UNAB.

        In May 2014, Servicio de Impuestos Internos Chile ("SII") instituted an audit of UVM Chile, UNAB and UDLA Chile questioning whether they had regularly paid their taxes as non-profit entities for the period 2011 to 2014, specifically in relation to their financial dealings with Laureate, for-profit entities. Any non-compliance with the non-profit laws would subject them to the payment of additional taxes and penalties. As of August 2015, SII had notified all three institutions that its audit detected "no differences" in the taxes paid and the taxes owed, and provided a written closure letter to each of the institutions. In December 2016, SII notified separately UDLA Chile and UNAB that as part of the general audit program called "Auditoría Integral a Universidades," it was requesting supporting documentation from them for the tax periods between November 2013 and October 2016. On March 21, 2017, SII sent a similar notification to UVM Chile regarding the tax periods from May 2014 to October 2016. Each institution will submit responsive documents that support taxes paid related to its revenues and expenses, including to the extent such revenues and expenses involve financial dealings with Laureate for-profit entities.

        In June 2016, the MINEDUC notified UNAB that it was opening an investigation into possible violations of the not-for-profit nature of UNAB. In September 2016, the MINEDUC notified UVM Chile that it was opening a similar investigation of UVM Chile. Each of the institutions continues to be responsive to the MINEDUC's requests as part of these investigations. Each investigation will be conducted by an investigator appointed by the MINEDUC under the Provisional Administrator Law, and both UNAB and UVM Chile have been advised that the investigations will last at least six months. Procedural safeguards in the investigation process include notice, the right to present written statements and evidence, and the requirement that the decision be based on the formal record. Under the Provisional Administrator Law, at the end of the investigation the MINEDUC can either close the investigation or issue a report imposing one of the following measures: (i) ordering a recovery plan for the investigated institution, should the MINEDUC verify severe breaches of the institution's financial, administrative, labor or academic commitments; (ii) with the prior consent of the National Education Council, naming a provisional administrator for the institution if the MINEDUC determines that (a) there are serious risks to the administrative or financial viability of the institution that may affect the continuity of its educational programs, (b) there are serious and recurring breaches of the academic commitments of the institution to its students due to a lack of educational or teaching resources available to grant professional or technical degrees, (c) it is impossible for the institution to maintain its academic functions due to sanctions, injunctions or foreclosures affecting the institution, its campuses or its assets, (d) the institution is declared bankrupt or (e) a recovery plan pursuant to (i) above has not been presented, has been rejected or has been breached by the institution; or (iii) initiating a process to revoke the institution's license, in which case it would name a closing administrator. If the MINEDUC were to impose any sanctions, UNAB or UVM Chile, as the case may be, would have several routes to appeal or challenge that decision, both within the MINEDUC and in the courts or other governmental bodies. UNAB and UVM Chile are cooperating with the investigation.

Mexican Regulation

        Mexican law provides that private entities are entitled to render education services in accordance with applicable legal provisions. These provisions regulate the education services rendered by the federal government, the states and private entities and contain guidelines for the allocation of the higher education role among the federal government, the states and the municipalities, including their respective economic contributions in order to jointly participate in the development and coordination of higher education.

        There are three levels of regulation in Mexico: federal; state; and municipal. The federal authority is the Federal Ministry of Public Education (Secretaría de Educación Pública). Each of the 31 states and Mexico City has the right to establish a local Ministry of Education, and each municipality of each state may establish a municipal education authority that only has authority to advertise and promote educational services and/or activities. Additionally, since February 26, 2013, the National Institute for the Evaluation of Educational Services (Instituto Nacional para la Evaluación de la Educación) is in charge of, among other things, evaluating the quality of the study plans and programs for Basic and Mid-Superior education services (as further described below).

        Some functions are exclusive to the Federal Ministry of Education such as the establishment of study plans and programs for Basic and Mid-Superior education services Other functions are exclusive to the state Ministries of Education such as the coordination and administration of the local registry of students, teachers, education institutions and schools. There are also concurrent functions such as the granting and withdrawal of governmental recognition of validity of studies (Reconocimiento de Validez Oficial de Estudios) ("REVOEs," for its acronym in Spanish).

        The General Law on Education (Ley General de Educación) in Mexico classifies studies in the following three categories: (i) Basic Education, which includes pre-school (kindergarten), elementary school and junior high school (secundaria); (ii) Mid-Superior Education, which includes high school (prepataroria) and equivalent studies, as well as professional education that does not consider preparatoria as a prerequisite; and (iii) Superior Education, which includes the studies taught after prepataroria, including undergraduate school (licenciatura), specialties (especialidades), masters studies, doctorate studies and studies for teachers (educación normal).

        The General Law on Education provides that in order for private entities to be able to provide Basic Education Services and studies for teachers (educación normal), a prior governmental authorization is required (the "Authorization"). For other studies, including Mid-Superior and Superior Education Services, no prior governmental authorization is required. However, if the private entities desire to provide Mid-Superior and Superior Education Services, and want those studies to be integrated into the federal and/or local public educational system, they must obtain a REVOE by the federal and/or local Ministry of Education, respectively.

        The REVOEs are issued by the Federal Ministry of Education under the General Law on Education, or by any of the state Ministries of Education under the applicable state law. REVOEs are granted for each program taught in each campus. If there is a change in the program or in the campus in which it is taught, the entity will need to get a new REVOE.

        The Federal Ministry of Education has issued a set of general resolutions (Acuerdos) that regulate the general requirements for obtaining REVOEs. The main Acuerdos are (i) Acuerdo 243 issued on May 27, 1998 to set the general guidelines for obtaining an Authorization or REVOE, and (ii) Acuerdo 279 issued on July 10, 2000 to set the procedures related to REVOEs for Superior Education studies. The Federal Ministry of Education recommends to the local Ministries of Education the adoption and inclusion of the provisions contained in Acuerdo 243 and Acuerdo 279 in the local Law on Education and other applicable local laws and regulations.

        In general terms, federal and state laws in Mexico provide for three requirements for granting REVOEs:

  •
  personnel that have adequate qualifications to render education services and that comply with the appropriate administrative requirements;

  •
  facilities that meet the hygiene, security and pedagogic conditions determined by the authority; and

  •
  studies, plans and programs that the authority considers appropriate.

        Depending on each state, other requirements may apply, for example, that private institutions that provide educational services with REVOEs need to be registered with the corresponding local authorities.

        Acuerdo 279 regulates in detail the provisions contained under the General Law on Education to grant REVOEs for Superior Education studies, regarding faculty, plans and programs of studies, inspection visits, procedures, etc. Acuerdo 279 provides that the faculty that participate in programs taught by private institutions must be full-time faculty or faculty retained by subject. Acuerdo 279 regulates the qualifications that the faculty members have to meet depending on whether they are full-time or part-time, and provides that a minimum percentage of courses need to be taught by full-time faculty, which percentage depends on the type of program taught.

        Acuerdo 279 also provides that private institutions that provide Superior Education services in accordance with presidential decrees or secretarial resolutions (acuerdos secretariales) issued specifically to them may maintain the obligations provided to them thereunder and may function under the provisions of Acuerdo 279 to the extent the provisions of this latter Acuerdo benefit them. Currently, Universidad Tecnológica de México, S.C. and Universidad del Valle de México, S.C. have secretarial resolutions that were issued in their favor before the issuance of Acuerdo 279. The obligations contained in these secretarial resolutions generally conform to the obligations provided under Acuerdo 279.

        The regulatory authorities are entitled to conduct inspection visits to the facilities of educational institutions to verify compliance with applicable legal provisions. Failure to comply with applicable legal provisions may result in the imposition of fines, in the cancellation of the applicable REVOE and in the closure of the education facilities.

        Private institutions with REVOEs are required to grant a minimum percentage of scholarships to students. Acuerdo 279 provides that private institutions grant scholarships to at least five percent of the total students registered during each academic term. Scholarships consist, in whole or in part, of payment of the registration and tuition fees established by the educational institution. The granting of scholarships has to be provided for in the internal regulations of the educational institution, which regulations must provide:

  •
  authority of the institution that will coordinate the application and supervision of the compliance with the applicable provisions;

  •
  terms and procedures for the expedition and dissemination of the scholarships grant;

  •
  requirements with which the applicants of scholarships will have to comply;

  •
  types of scholarships offered;

  •
  procedures for the delivery of results; and

  •
  conditions to maintain and to cancel scholarships.

        Acuerdo 279 provides for the minimum percentage of courses that must be taught by full-time faculty. Private education institutions that do not meet the minimum requirements must submit to the education authority, for approval, a detailed justification in that regard making reference to the area of knowledge of the plan of studies, level thereof, education mode, general purpose of the plan and educational model proposed for the referenced studies. In addition, for masters studies focused in research, the university must have at least one full-time active investigator for every 25 students and for doctorate studies, must have at least one full-time active investigator for every ten students.

        Private entities may also obtain the recognition of validity of their programs from the National Autonomous University of Mexico (Universidad Nacional Autónoma de México or "UNAM"). The General Regulations of Incorporation and Validation of Studies issued by UNAM provide that programs followed in private entities may be "incorporated" to UNAM in order for UNAM to recognize their validity. For the programs to be incorporated the following general requirements must be met:

  •
  they have to be complete cycles and not isolated subjects;

  •
  the private entity must have appropriate infrastructure (workshops, laboratories, libraries, etc.);

  •
  the private entity must have professors, study plans, programs and other academic elements approved by UNAM; and

  •
  the private entity must be subject to the inspection and surveillance of UNAM and pay the corresponding fees.

        The UNAM regulations also provide that private entities incorporated to UNAM must grant scholarships to at least five percent of the total students registered in such entity. These scholarships shall consist of the exemption in whole of payment of the registration and tuition fees established by the educational entity. The students entitled to have this benefit will be selected by UNAM. Some of our high school programs and one of our medical programs are incorporated to UVM Mexico.

Peruvian Regulation

        We operate four post-secondary education institutions in Peru, two of which are universities and two of which are technical-vocational institutes. Peruvian law provides that universities and technical-vocational institutes can be operated as public or private entities, and that the private entities may be organized for profit. The Ministry of Education has overall responsibility for the national education system.

        In 2014, the Peruvian Congress enacted a new University Law to regulate the establishment, operation, monitoring and closure of universities. The law also promotes continuous improvement of quality at Peruvian universities. The law created a new agency, the Superintendencia de Educación Superior Universitaria ("SUNEDU"), which is responsible for carrying out the governmental role in university regulation, including ensuring quality. While institutional autonomy is still recognized, and universities are permitted to create their own internal governance rules and determine their own academic, management and economic systems, including curriculum design and entrance and graduation requirements, all of these matters are now subject to review and evaluation by SUNEDU through its periodic review of universities as part of a license renewal process.

        Under the new law, university licenses are temporary but renewable, and will be granted by SUNEDU for a maximum of six years. On November 24, 2015 the Board of SUNEDU promulgated regulations for the university licensing process. For licenses to be renewed, universities will have to demonstrate to SUNEDU that it comply with, at a minimum, certain Basic Quality Conditions ("BQCs") (i.e., that they have specified academic goals and that the degrees granted and plans of study are aligned with those goals, that their academic offerings are compatible with their planning goals, (e.g., there is sufficient labor demand for careers offered) that there are only two regular semesters of studies per year, that they have appropriate infrastructure and equipment, that they engage in research, that they have a sufficient supply of qualified teachers, at least 25% of whom will need to be full-time, that they supply adequate basic complementary educational services (e.g., medical and psychological services and sports activities), that they provide appropriate placement office services, and that they have transparency of institutional information). The relicensing process started on December 15, 2015 and will end on December 31, 2017 and is divided by groups. UPC and UPN have been included in Group 5, the review process for which will start in early 2017, although universities are permitted to apply earlier than their scheduled time. UPN applied early in July 2016, while UPC has until February 2017 to file. The review committee of SUNEDU will issue a license at the end of the relicensing process or, alternatively, not issue a license and provide for a remediation period if one or more of the BQCs are not, in its opinion, satisfied. Following a one-year period, SUNEDU will make a new verification visit after the university has presented and implemented its remediation plan.

        Technical-vocational institutes are regulated by the Ministry of Education, which grants operating licenses for not less than three nor more than six years, after which the Ministry conducts a revalidation process. The approval of new institute licenses is based on the evaluation by the Ministry of the institute's institutional goals, the curricula of its education programs and their link with careers needed in the Peruvian economy, the availability of adequate qualified teachers, the institute's infrastructure, the institute's financial resources, and the favorable opinion of the National System of

Assessment, Accreditation and Certification of Education Quality ("SINEACES") regarding the appropriateness of the programs the institute is offering. SINEACES is also responsible for the accreditation of programs and careers at all higher education institutions. On November 2, 2016 a new law regarding technical-vocational institutes (the "Institutes Law") was enacted. Regulations are expected to be issued within 120 days from the date of passage. Under the Institutes Law, technical-vocational institutes are regulated by the Ministry of Education, which grants operating licenses. The Institutes Law has created two types of institutes, Higher Education Institutes ("Institutes") and Higher Education Colleges ("Colleges"). Institutes are dedicated to technical careers and Colleges are devoted to technical careers related to education as well as science and information Technology. Colleges grant Technical Bachelor Degrees and Professional Technical Degrees. The scope of such degrees will be defined more completely by the implementing regulations. Institutes and Colleges are subject to a mandatory license granted by the Ministry of Education, based on an evaluation to determine compliance with BQCs. BQCs include: an appropriate institutional management guaranteeing a proper relation with the educational model of the institution; appropriate academic management and proper program studies aligned with the Ministry of Education norms; appropriate infrastructure and equipment to develop educational activities; adequate teachers and staff which, at a minimum, should consist of 20% full-time staff; and appropriate financial and economic provisions. The licensing process of institutes is still to be determined by the regulations. However, the Law provides that the process will last no more than 90 days and will grant a license for a five-year period to be renewed once expired. Unlike licenses, quality accreditation is voluntary except for certain careers for which it might be mandatory as determined by law. Such accreditation will be taken into consideration for access to public grants for scholarships and research among other things. Private Institutes and Colleges may be organized as for-profit or not-for-profit entities under Peruvian law. Not-for-profit Colleges' and Institutes' income is exempt from taxes on their educational activities. For-profit Colleges and Institutes are subject to income taxes, but may qualify for a tax credit on 30% of their reinvested income, subject to a reinvestment program to be filed with the Ministry of Education for a maximum term of five years. The specific requirements of such programs are still to be determined by the regulations.

        There was a Presidential election in Peru during the second quarter of 2016, and the new President entered into office at the end of July 2016. In December 2016, the new President appointed a new Minister of Education following the impeachment by the Peruvian Congress of the prior Minister of Education. We do not expect any changes in policy as a result of the appointment of the new Minister of Education.

Turkish Regulation and Internal Investigation

        Through our European segment, we operate Istanbul Bilgi University, a network institution located in Turkey that consolidates under the variable interest entity model. Istanbul Bilgi University is established as a "Foundation High Education Institution" (a "Foundation University") under the Turkish higher education law, sponsored by an educational foundation (the "the Bilgi Foundation"). As such, it is subject to regulation, supervision and inspection by the Turkish Higher Education Council (the "YÖK"). In 2014, the Turkish parliament amended the higher education law to provide expanded authority to the YÖK with respect to Foundation Universities, including authorizing additional remedies for violations of the higher education law and of regulations adopted by the YÖK. On November 19, 2015, the YÖK promulgated an "Ordinance Concerned with Amendment to Foundation High Education Institutions" (the "Ordinance") the principal effects of which relate to the supervision and inspection of Foundation Universities by the YÖK. Under the Ordinance, the YÖK has expanded authority to inspect accounts, transactions, activities and assets of Foundation Universities, as well as their academic units, programs, projects and subjects. The Ordinance establishes a progressive series of five remedies that the YÖK can take in the event it finds a violation of the Ordinance, ranging from (1) a warning and request for correction to (2) the suspension of the Foundation University's ability to establish new academic units or programs to (3) limiting the number of students the Foundation

University can admit, including ceasing new admissions, to (4) provisional suspension of the Foundation University's license to (5) cancellation of the Foundation University's license. Since the promulgation of the Ordinance, the YÖK has cancelled the licenses of 15 Foundation Universities.

        The Ordinance specifies that Foundation Universities cannot be established by foundations in order to gain profit for themselves, and prohibits specified types of fund transfers from Foundation Universities to their sponsoring foundation, with certain exceptions for payments made under contractual arrangements for various goods and services that are provided at or below current market rates. Istanbul Bilgi University has entered into contractual arrangements with a subsidiary of Laureate that is a member of the board of trustees of the Bilgi Foundation, and has affiliates that are also members of that board, to provide Istanbul Bilgi University with management, operational and student services and certain intellectual property at fair market rates. The YÖK conducts annual audits of the operations of Istanbul Bilgi University and currently is in the process of completing its most recent audit. If the YÖK were to determine that any of these contracts or the payments made by Istanbul Bilgi University to this Laureate subsidiary, or any other activities of Istanbul Bilgi University, including, as further described below, the donation of 40.0 million Turkish Liras made by the university to a charitable foundation that was subsequently reimbursed to the university by certain Laureate-owned entities, violate the Ordinance or other applicable law, the YÖK could take actions against Istanbul Bilgi University up to and including cancellation of its license. Further, if the YÖK were to determine that any administrators of Istanbul Bilgi University have directly taken any actions or supported any activities that are intended to harm the integrity of the state, the license of the university could be cancelled. In July 2016, a coup attempt increased political instability in Turkey, and the uncertainties arising from the failed coup in Turkey could lead to changes in laws affecting Istanbul Bilgi University or result in modifications to the current interpretations and enforcement of the Ordinance or other laws and regulations by the YÖK.

        As previously disclosed, during the fourth quarter of 2014, we recorded an operating expense of $18.0 million (the value of 40.0 million Turkish Liras at the date of donation) for a donation by our network institution in Turkey to a charitable foundation. We believed the donation was encouraged by the Turkish government to further a public project supported by the government and expected that it would enhance the position and ongoing operations of our institution in Turkey. The Company has learned that the charitable foundation which received the donation disbursed the funds at the direction of a former senior executive at our network institution in Turkey and other external individuals to a third party without our knowledge or approval.

        In June 2016, the Audit Committee of the Board of Directors initiated an internal investigation into this matter with the assistance of external counsel. The investigation concerns the facts surrounding the donation, violations of the Company's policies, and possible violations of the FCPA and other applicable laws in what appears to be a fraud perpetrated by the former senior executive at our network institution in Turkey and other external individuals. This includes an investigation to determine if the diversion was part of a scheme to misappropriate the funds and whether any portion of the funds was paid to government officials. We have not identified that any other officers or employees outside of Turkey were involved in the diversion of the intended donation. Although we are pursuing efforts to recover the diverted funds, including through legal proceedings, there is no assurance that we will be successful.

        We have been advised by Turkish counsel that, under Turkish law, a Foundation University may not make payments that cause a decrease in the university's wealth or do not otherwise benefit the university. Given the uncertainty of recovery of the diverted donation and to mitigate any potential regulatory issues in Turkey relating to the donation, certain Laureate-owned entities that are members of the foundation that controls our network institution in Turkey have contributed an amount of approximately $13.0 million (the value of 40.0 million Turkish Liras on November 4, 2016, the date of contribution) to our network institution in Turkey to reimburse it for the donation.

        As a result of the investigation, which is ongoing, we took steps to remove the former senior executive at our network institution in Turkey. Because of the complex organizational structure in Turkey, this took approximately one month and during that period our access to certain aspects of the business including the financial and other records of the university was interrupted. The former senior executive is now no longer affiliated with our network institution and we again have access to the financial and other records of the university.

        In September 2016, we voluntarily disclosed the investigation to the U.S. Department of Justice (the "DOJ") and the SEC. The Company is fully cooperating with these agencies in their investigations and inquiries relating to this matter. The Company has internal controls and compliance policies and procedures that are designed to prevent misconduct of this nature and support compliance with laws and best practices throughout its global operations. The Company is taking steps to enhance these internal controls and compliance policies and procedures. The investigations relating to the donation are ongoing, and we cannot predict the outcome at this time, or the impact, if any, to the Company's consolidated financial statements or predict how the resulting consequences, if any, may impact our internal controls and compliance policies and procedures, business, ability or right to operate in Turkey, results of operations or financial position. If we are found to have violated the FCPA or other laws applicable to us, we may be subject to criminal and civil penalties and other remedial measures, which could materially adversely affect our business, financial condition, results of operations and liquidity.

        See "Item 1A—Risk Factors—Risks Relating to Our Business—We currently have four material weaknesses in our internal control over financial reporting that, if not corrected, could result in material misstatements of our financial statements" and "Item 1A—Risk Factors—Risks Relating to Our Business—Our institutions are subject to uncertain and varying laws and regulations, and any changes to these laws or regulations or their application to us may materially adversely affect our business, financial condition and result of operations."

U.S. Regulation

        Our institutions in the United States are subject to extensive regulation by the DOE, accrediting agencies and state educational agencies. The regulations, standards and policies of these agencies cover substantially all of our U.S. Institutions' operations, including their educational programs, facilities, instructional and administrative staff, administrative procedures, marketing, recruiting, finances, results of operations and financial condition.

        As institutions of higher education that grants degrees and diplomas, our U.S. Institutions are required to be authorized by appropriate state educational agencies. In addition, the DOE regulates our U.S. Institutions due to their participation in federal student financial aid programs under Title IV of the HEA, or Title IV programs. Title IV programs currently include grants and educational loans provided directly by the federal government, including loans to students and parents through the William D. Ford Federal Direct Loan Program (the "Direct Loan Program"). The Direct Loan Program offers Federal Stafford Loans, Federal Parent PLUS Loans, Federal Grad PLUS Loans and Federal Consolidation Loans. Prior to July 1, 2010, Title IV programs also included educational loans issued by private banks with below-market interest rates that are guaranteed by the federal government in the event of a student's default on repaying the loan. A significant percentage of students at our U.S. Institutions rely on the availability of Title IV programs to finance their cost of attendance.

        To participate in Title IV programs, our U.S. Institutions are required to both maintain authorization by the appropriate state educational agency or agencies and be accredited by an accrediting agency recognized by the DOE. The HEA requires accrediting agencies recognized by the DOE to review and monitor many aspects of an institution's operations and to take appropriate action if the institution fails to meet the accrediting agency's standards.

        We plan and implement our business activities to comply with the standards of these regulatory agencies. To monitor compliance with this regulatory environment, institutions participating in Title IV programs undergo periodic reviews to demonstrate, among other things, that they maintain proper accreditation, state authorization, and adequate financial resources. Historically, our U.S. Institutions have maintained eligibility to access Title IV funding.

State Education Licensure and Regulation

        Our U.S. Institutions are required by the HEA to be authorized by applicable state educational agencies in the states where we are located to participate in Title IV programs. To maintain requisite state authorizations, our U.S. Institutions are required to continuously meet standards relating to, among other things, educational programs, facilities, instructional and administrative staff, marketing and recruitment, financial operations, addition of new locations and educational programs and various operational and administrative procedures. These standards can be different than and conflict with the requirements of the DOE and other applicable regulatory bodies. State laws and regulations may limit our ability to offer educational programs and offer certain degrees. Some states may also prescribe financial regulations that are different from those of the DOE and many require the posting of surety bonds. Failure to comply with the requirements of applicable state educational agencies could result in us losing our authorization to offer educational programs in those states. If that were to occur, the applicable state educational agency could force us to cease operations in their state. Even if the applicable state educational agency does not require an institution to cease operations on an immediate basis, the loss of authorization by that state educational agency would then cause our institution in such state to lose eligibility to participate in Title IV programs, and such loss of Title IV program eligibility could force that institution to cease operations in such state. Alternatively, the state educational licensing agencies could restrict the institution's ability to offer certain degree or diploma programs. We may also be subject to review by applicable state educational agencies or associations.

        Each of our U.S. Institutions maintains an authorization from the pertinent state regulatory authority in which such institutions are physically located, or is exempt under current state law from a requirement to be specifically authorized. If any of the authorizations provided to one or more of our U.S. Institutions are determined not to comply with the DOE regulations, or one or more of our U.S. Institutions is unable to obtain or maintain an authorization that satisfies the DOE requirements, students at the pertinent institution may be unable to access Title IV funds, which could have a material adverse effect on our business, financial condition and results of operations in the United States.

        On December 19, 2016, the DOE published final regulations regarding state authorization for programs offered through distance education and state authorization for foreign locations of institutions. Among other provisions, these final regulations require that an institution participating in the Title IV federal student aid programs and offering postsecondary education through distance education be authorized by each state in which the institution enrolls students, if such authorization is required by the state. The DOE would recognize authorization through participation in a state authorization reciprocity agreement, if the agreement does not prevent a state from enforcing its own laws. The final regulations also require that foreign additional locations and branch campuses be authorized by the appropriate foreign government agency and, if at least 50% of a program can be completed at the location/branch, be approved by the institution's accrediting agency and be reported to the state where the main campus is located. The final regulations would also require institutions to:

document the state process for resolving complaints from students enrolled in programs offered through distance education or correspondence courses; and make certain public and individualized disclosures to enrolled and prospective students about their distance education programs. These final regulations are effective July 1, 2018.

        Independent of this matter of federal regulation, several states have asserted jurisdiction over educational institutions offering online degree programs that have no physical location or other presence in the state, but that have some activity in the state, such as enrolling or offering educational services to students who reside in the state, conducting practica or sponsoring internships in the state, employing faculty who reside in the state or advertising to or recruiting prospective students in the state. Thus, our activities in certain states constitute a presence requiring licensure or authorization under requirements of state law, regulation or policy of the state educational agency, even though we do not have a physical facility in such states. Therefore, in addition to the states where we maintain physical facilities, we have obtained, or are in the process of obtaining, approvals or exemptions that we believe are necessary in connection with our activities that may constitute a presence in such states requiring licensure or authorization by the state educational agency based on the laws, rules or regulations of that state. Some of our approvals are pending or are in the renewal process. St. Augustine does not have current approvals or exemptions from the state educational agencies of twelve states in which St. Augustine does not maintain physical locations but has enrolled a small number of students. For each such state, St. Augustine is either in the process of applying for such approval/exemption or has plans to submit such applications in 2017. In recent years, several states have voluntarily entered into State Authorization Reciprocity Arrangements ("SARA") that establish standards for interstate offering of postsecondary distance education courses and programs. If an institution's home state participates in SARA and authorizes the institution to provide distance education in accordance with SARA standards, then the institution need not obtain additional authorizations for distance education from any other SARA member state. None of our U.S. Institutions participate in SARA.

        Notwithstanding our efforts to obtain approvals or exemptions, state regulatory requirements for online education vary among the states, are not well developed in many states, are imprecise or unclear in some states and can change frequently. Because our U.S. Institutions enroll students in online degree programs, we expect that regulatory authorities in other states where we are not currently licensed or authorized may request that we seek additional licenses or authorizations for these institutions in their states in the future. If any of our U.S. Institutions fails to comply with state licensing or authorization requirements for a state, or fails to obtain licenses or authorizations when required, that institution could lose its state licensure or authorization by that state, which could prohibit it from recruiting prospective students or offering services to current students in that state. We could also be subject to other sanctions, including restrictions on activities in that state, fines and penalties. We review the licensure requirements of other states when we believe that it is appropriate to determine whether our activities in those states may constitute a presence or otherwise may require licensure or authorization by the respective state education agencies. In addition, state laws and regulations may limit our ability to offer educational programs and to award degrees and may limit the ability of our students to sit for certification exams in their chosen fields of study. New laws, regulations or interpretations related to offering educational programs online could increase our cost of doing business and affect our ability to recruit students in particular states, which could, in turn, adversely affect our U.S. Institutions' enrollments and revenues and have a material adverse effect on our business.

        We also are subject to extensive state laws and regulations, including standards for instruction, qualifications of faculty, administrative procedures, marketing, recruiting, financial operations and other operational matters. In recent years, the proprietary education industry has experienced broad-based, intensifying scrutiny in the form of increased investigations and enforcement actions. In October 2014, the DOE announced an interagency task force composed of the DOE, the U.S. Federal Trade Commission (the "FTC"), the U.S. Departments of Justice, Treasury and Veterans Affairs, the Consumer Financial Protection Bureau (the "CFPB"), the SEC, and numerous state attorneys general. Attorneys general in several states have become more active in enforcing consumer protection laws, especially related to recruiting practices and the financing of education at proprietary educational institutions. In addition, several state attorneys general have recently partnered with the CFPB to review industry practices. The FTC has also recently issued civil investigative demands to several other U.S. proprietary educational institutions, which require the institutions to provide documents and information related to the advertising, marketing, or sale of secondary or postsecondary educational products or services, or educational accreditation products or services. If our past or current business practices are found to violate applicable consumer protection laws, or if we are found to have made misrepresentations to our current or prospective students about our educational programs, we could be subject to monetary fines or penalties and possible limitations on the manner in which we conduct our business, which could materially and adversely affect our business, financial condition, results of operations and cash flows. To the extent that more states or government agencies commence investigations, act in concert, or direct their focus on our U.S. Institutions, the cost of responding to these inquiries and investigations could increase significantly, and the potential impact on our business would be substantially greater.

        In addition to state or government agency actions, we are subject to litigation and complaints to state educational agencies by current and former students alleging violations of state consumer protection laws. See "Item 3—Legal Proceedings" for more information regarding student litigation matters. On September 8, 2016, the Minnesota Office of Higher Education ("MOHE") sent to Walden University an information request regarding its doctoral programs and complaints filed by doctoral students, as part of a program review that MOHE is conducting. We have been informed by MOHE that in an effort to better understand the context, background and issues related to doctoral student complaints in Minnesota, MOHE is initiating a full review of doctoral programs for institutions registered in Minnesota.

State Professional Licensure

        Many states have specific licensure requirements that an individual must satisfy to be licensed as a professional in specified fields, including fields such as education and healthcare. These requirements vary by state and by field. A student's success in obtaining licensure following graduation typically depends on several factors, including but not limited to: the background and qualifications of the individual graduate; whether the institution and the program were approved by the state in which the graduate seeks licensure; whether the program from which the student graduated meets all requirements for professional licensure in that state; whether the institution and the program are accredited and, if so, by what accrediting agencies; and whether the institution's degrees are recognized by other states in which a student may seek to work. Several states also require that graduates pass a state test or examination as a prerequisite to becoming certified in certain fields, such as teaching and nursing. In several states, an educational program must be approved by a professional association in order for graduates to be licensed in that professional field. In the field of psychology, an increasing number of states require approval by either the American Psychological Association ("APA") or the Association of State and Provincial Psychology Boards ("ASPPB"). To date, Walden University has been unable to obtain approval of its Ph.D. program in Counseling Psychology from the ASPPB or APA. Additionally, states often require a criminal background clearance before granting certain professional licensures or certifications. The catalogs for our U.S. Institutions inform students that it is incumbent upon the student to verify whether a specific criminal background clearance is required in their field of study prior to beginning course work.

        Additionally, under the HEA, proprietary schools generally are eligible to participate in Title IV programs in respect of educational programs that lead to "gainful employment in a recognized occupation." As part of regulations promulgated by the DOE to more specifically define "gainful employment," which became effective on July 1, 2015 and are described in more detail below, the DOE requires each of our U.S. Institutions to certify that its educational programs meet the applicable requirements for graduates to be professionally or occupationally certified in the state in which the institution is located. Failure to provide such certification may result in such programs being ineligible for Title IV program funds. It is possible that several programs offered by our schools may be adversely affected by this requirement due to lack of specialized program accreditation or certification in the states in which such institutions are based.

Accreditation

        Accreditation is a private, non-governmental process for evaluating the quality of educational institutions and their programs in areas, including student performance, governance, integrity, educational quality, faculty, physical resources, administrative capability and resources and financial stability. To be recognized by the DOE, accrediting agencies must comply with DOE regulations, which require, among other things, that accrediting agencies adopt specific standards for their review of educational institutions, conduct peer review evaluations of institutions and publicly designate those institutions that meet their criteria. An accredited institution is subject to periodic review or review when necessary by its accrediting agencies to determine whether it continues to meet the performance, integrity and quality required for accreditation. Kendall College and Walden University are institutionally accredited by the Higher Learning Commission, a regional accrediting agency recognized by the DOE. NewSchool of Architecture and Design and St. Augustine are institutionally accredited by the Accrediting Commission for Senior Colleges and Universities of the Western Association of Colleges and Schools ("WASC"). Accreditation by these accrediting agencies is important to us for several reasons, one being that it enables eligible students at our U.S. Institutions to receive Title IV financial aid. In addition, other colleges and universities depend, in part, on an institution's accreditation in evaluating transfers of credit and applications to graduate schools. Employers also rely on the accredited status of institutions when evaluating candidates' credentials, and students and corporate and government sponsors under tuition reimbursement programs consider accreditation as assurance that an institution maintains quality educational standards. If any of our U.S. Institutions fails to satisfy the standards of its respective accrediting agency, that institution could lose its accreditation by that accrediting agency, which would cause it to lose its eligibility to participate in Title IV programs.

        The HEA and regulations issued by the DOE require accrediting agencies to monitor the growth of institutions that they accredit. Our U.S. Institutions' respective accrediting agencies require all affiliated institutions, including us, to complete an annual data report. If the non-financial data, particularly enrollment information, and any other information submitted by the institution indicate problems, rapid change or significant growth, the staff of the respective accrediting agency may require that the institution address any concerns arising from the data report in the next self-study and visit process or may recommend additional monitoring. In addition, DOE regulations require the Higher Learning Commission to notify the DOE if an institution it accredits that offers distance learning programs, such as Kendall College and Walden University, experiences an increase in its headcount enrollment of 50% or more in any fiscal year. The DOE may consider that information in connection with its own regulatory oversight activities.

        In addition to institution-wide accreditation, there are numerous specialized accrediting agencies that accredit specific programs or schools within their jurisdiction, many of which are in healthcare and professional fields. Accreditation of specific programs by one of these specialized accrediting agencies signifies that those programs have met the additional standards of those agencies. In addition to being accredited by regional and/or national accrediting agencies, our U.S. Institutions also have the following specialized accreditations:

  •
  the American Culinary Federation Education Foundation Accrediting Commission accredits the A.A.S. in Culinary Arts and the A.A.S. in Baking & Pastry programs in the School of Culinary Arts at Kendall College;

  •
  the Council for Accreditation of Counseling and Related Educational Programs accredits the M.S. in Clinical Mental Health Counseling, M.S. in Marriage, Couple and Family Counseling and Ph.D. in Counselor Education and Supervision programs at Walden University;

  •
  the Commission on Collegiate Nursing Education accredits the B.S. in Nursing, M.S. in Nursing and Doctor of Nursing Practice programs at Walden University, and the M.S. in Nursing program at St. Augustine holds new applicant status;

  •
  the Accreditation Council for Business Schools and Programs accredits the B.S. in Business Administration, Master of Business Administration, Doctor of Business Administration and Ph.D. in Management programs at Walden University;

  •
  the National Architecture Accrediting Board accredits NewSchool of Architecture and Design's architecture programs;

  •
  the National Council for Accreditation of Teacher Education accredits the Richard W. Riley College of Education and Leadership at Walden University;

  •
  the Project Management Institute Global Accreditation Center for Project Management Education Program accredits the M.S. in Project Management program at Walden University;

  •
  the ABET accredits the B.S. in Information Technology online program at Walden University;

  •
  the Commission for Accreditation of Physical Therapy Education accredits the first professional Physical Therapy programs at St. Augustine;

  •
  the Accreditation Council for Occupational Therapy Education accredits the first professional Occupational Therapy programs at St. Augustine;

  •
  the International Association for Continuing Education and Training recognizes the St. Augustine as an Authorized Provider of continuing education programs; and

  •
  the Council on Social Work Education accredits the master's in social work program at Walden University, and the bachelor's in social work program at Walden University holds candidacy status.

        If we fail to satisfy the standards of any of these specialized accrediting agencies, we could lose the specialized accreditation for the affected programs, which could result in materially reduced student enrollments in those programs.

Congressional Hearings and Related Actions

        The U.S. Congress must authorize and appropriate funding for Title IV programs under the HEA and can change the laws governing Title IV programs at any time. The HEA was most recently reauthorized in August 2008 through federal fiscal year 2014, although the U.S. Congress has taken actions required to extend Title IV programs while a HEA reauthorization remains pending and the Title IV programs remain authorized and functioning. Congress continues to engage in HEA reauthorization hearings, with such hearings examining various subjects to be potentially addressed through reauthorization, including, but not limited to, college affordability, the role of consumer information in college choices by students and families, whether Title IV programs should include institutional risk-sharing, and the role of accrediting agencies in ensuring institutional quality, among other items. We cannot predict the timing and terms of any eventual HEA reauthorization, including any potential changes to institutional participation or student eligibility requirements or funding levels for particular Title IV programs.

        In addition to comprehensive reauthorizations of the HEA, Congress may periodically revise the law and other statutory requirements governing Title IV programs. In addition to Title IV programs, eligible veterans and military personnel may receive educational benefits under other federal programs. Congress must determine the funding levels for Title IV programs, and programs benefiting eligible veterans and military personnel, on an annual basis through the budget and appropriations process. A reduction in federal funding levels for Title IV programs, or for programs providing educational benefits to veterans and military personnel, could reduce the ability of some students to finance their education. The loss of, or a significant reduction in, Title IV program funds or other federal education benefits available to students at our U.S. Institutions could reduce our enrollments and revenues and have a material adverse effect on our business.

        In recent years, the House Education and Workforce Committee and the Senate Committee on Health Education Labor and Pensions (the "HELP Committee") in the U.S. Congress have increased the focus on the role of the for-profit post-secondary education industry. In the past, these and other congressional committees have held hearings focused on, among other things, the standards and procedures of accrediting agencies, student recruiting and admissions and outcomes of students, credit hours and program length, the portion of federal student financial aid going to proprietary institutions, and the receipt of veterans and military education benefits by students enrolled at proprietary institutions. This activity may result in legislation, further rulemaking affecting participation in Title IV programs, and other governmental actions. In addition, concerns generated by congressional activity may adversely affect enrollment in and revenues of for-profit educational institutions.

        Additionally, the U.S. Congress and the Department of Defense (the "DoD") have increased their focus in recent years on DoD tuition assistance that is used for distance education and programs at proprietary institutions. On multiple occasions since 2012, the DoD has revised its standard Memorandum of Understanding ("MOU") to include additional provisions applicable to all higher educational institutions providing educational programs through the DoD tuition assistance program. Among other things, the MOU requests that participating institutions provide meaningful information to students about the financial cost and attendance at an institution so military students can make informed decisions on where to attend school, will not use unfair, deceptive, and abusive recruiting practices and will provide academic and student support services to service members and their families. The revised MOU also implements rules to strengthen existing procedures for access to DoD installations by educational institutions, a DoD Postsecondary Education Complaint System for service members, spouses, and adult family members to register student complaints and established authorization for the military departments to establish service-specific tuition assistance eligibility criteria and management controls. Our U.S. Institutions utilizing tuition assistance have signed DoD's standard MOU. The DoD has begun to increase its enforcement activity in connection with the 2012 Executive Order.

Regulation of Federal Student Financial Aid Programs

        To be eligible to participate in Title IV programs, an institution must comply with specific requirements contained in the HEA and the regulations issued thereunder by the DOE. An institution must, among other things, be licensed or authorized to offer its educational programs by the state or states in which it is located and maintain institutional accreditation by an accrediting agency recognized by the DOE. The substantial amount of federal funds disbursed to schools through Title IV programs, the large number of students and institutions participating in these programs and allegations of fraud and abuse by certain for-profit educational institutions have caused Congress to require the DOE to exercise considerable regulatory oversight over for-profit educational institutions. As a result, for-profit educational institutions, including ours, are subject to extensive oversight and review. Because the DOE periodically revises its regulations and changes its interpretations of existing laws and regulations, we cannot predict with certainty how the Title IV program requirements will be applied in all circumstances.

        Significant aspects of Title IV programs include the following:

        Eligibility and certification procedures.    Each of our U.S. Institutions must apply periodically to the DOE for continued certification to participate in Title IV programs. Such recertification generally is required every six years, but may be required earlier, including when an institution undergoes a change in control. An institution may also come under the DOE's review when it expands its activities in certain ways, such as opening an additional location, adding a new educational program or modifying the academic credentials it offers. The DOE may place an institution on provisional certification status if it finds that the institution does not fully satisfy all of the eligibility and certification standards and in certain other circumstances, such as when an institution is certified for the first time or undergoes a change in control. During the period of provisional certification, the institution must comply with any additional conditions included in the institution's program participation agreement with the DOE. In addition, the DOE may more closely review an institution that is provisionally certified if it applies for recertification or approval to open a new location, add an educational program, acquire another institution or make any other significant change. If the DOE determines that a provisionally certified institution is unable to meet its responsibilities under its program participation agreement, it may seek to revoke the institution's certification to participate in Title IV programs without advance notice or opportunity for the institution to challenge the action. Students attending provisionally certified institutions remain eligible to receive Title IV program funds. Each of our U.S. Institutions currently is provisionally certified to participate in Title IV programs. They are also subject to a letter of credit for not satisfying the DOE's standards of financial responsibility, as described below. In addition, they are subject to additional cash management requirements with respect to their disbursements of Title IV funds, as well as certain additional reporting and disclosure requirements.

        Gainful employment.    Under the HEA, proprietary schools generally are eligible to participate in Title IV programs in respect of educational programs that lead to "gainful employment in a recognized occupation." On October 30, 2014, the DOE published final regulations to define "gainful employment," which become effective on July 1, 2015. Historically, the concept of "gainful employment" has not been defined in detail. The final regulations require each educational program offered by a proprietary institution to achieve threshold rates in two debt measure categories: an annual debt-to-annual earnings ("DTE") ratio and an annual debt-to-discretionary income ("DTI") ratio.

        The ratios are calculated under complex methodologies and definitions outlined in the final regulations and, in some cases, are based on data that may not be readily accessible to us. The DTE ratio is calculated by comparing (i) the annual loan payment required on the median student loan debt incurred by students receiving Title IV program funds who completed a particular program and (ii) the higher of the mean or median of those students' annual earnings approximately two to four years after they graduate. The DTI ratio is calculated by comparing (x) the annual loan payment required on the median student loan debt incurred by students receiving Title IV program funds who completed a particular program and (y) the higher of the mean or median of those students' discretionary income approximately two to four years after they graduate.

        An educational program must achieve a DTE ratio at or below 8% or a DTI ratio at or below 20% to be considered "passing." An educational program with a DTE ratio greater than 8% but less than or equal to 12% or a DTI ratio greater than 20% but less than or equal to 30% is considered to be "in the zone." An educational program with a DTE ratio greater than 12% and a DTI ratio greater than 30% is considered "failing." An educational program will cease to be eligible for students to receive Title IV program funds if its DTE and DTI ratios are failing in two out of any three consecutive award years or if both of those rates are failing or in the zone for four consecutive award years.

        The final regulations also require an institution to provide warnings to current and prospective students in programs which may lose Title IV eligibility at the end of an award or fiscal year. If an educational program could become ineligible based on its ratios for the next award year, the institution must (1) deliver a warning to current and prospective students in the program and (2) not enroll, register or enter into a financial commitment with a prospective student until three business days after the warning is provided or a subsequent warning is provided, if more than thirty days have passed since the first warning. If a program becomes ineligible for students to receive Title IV program funds, the institution cannot seek to reestablish eligibility of that program, or establish the eligibility of a similar program having the same classification of instructional program ("CIP") code with the same first four digits of the CIP code of the ineligible program for three years.

        Additionally, the final regulations require an institution to certify to the DOE that its educational programs subject to the gainful employment requirements, which include all programs offered by our U.S. Institutions, meet the applicable requirements for graduates to be professionally or occupationally licensed or certified in the state in which the institution is located. If we are unable to certify that our programs meet the applicable state requirements for graduates to be professionally or occupationally certified in that state, then we may need to cease offering certain programs in certain states or to students who are residents in certain states.

        In January 2017, the DOE issued to institutions final DTE rates. Among the Classification of Instructional Programs reported within NewSchool of Architecture and Design, Kendall College and Walden University, the DOE has indicated that we had one that failed and five in the zone. This represents a total of one educational program that failed and 10 in the zone. St. Augustine had no programs that failed or were in the zone. The percentage of students enrolled in the educational program that failed represents approximately 1% of the students currently enrolled in our U.S. Institutions. The percentage of students enrolled in the educational programs that were in the zone represents approximately 5.3%. We are currently examining and implementing options for each of these programs and their students. The failure of any program or programs offered by any of our U.S. Institutions to satisfy any gainful employment regulations could render that program or programs ineligible for Title IV program funds. If a particular educational program ceased to become eligible for Title IV program funds, either because it fails to prepare students for gainful employment in a recognized occupation or due to other factors, we may choose to cease offering that program. It is possible that several programs offered by our schools may be adversely affected by the regulations due to lack of specialized program accreditation or certification in the states in which such institutions are based. We also could be required to make changes to certain programs at our U.S. Institutions or to increase student loan repayment efforts in order to comply with the rule or to avoid the uncertainty associated with such compliance.

        Administrative capability.    DOE regulations specify extensive criteria by which an institution must establish that it has the requisite "administrative capability" to participate in Title IV programs. To meet the administrative capability standards, an institution must, among other things: comply with all applicable Title IV program requirements; have an adequate number of qualified personnel to administer Title IV programs; have acceptable standards for measuring the satisfactory academic progress of its students; not have student loan cohort default rates above specified levels; have various procedures in place for awarding, disbursing and safeguarding Title IV program funds and for maintaining required records; administer Title IV programs with adequate checks and balances in its system of internal controls; not be, and not have any principal or affiliate who is, debarred or suspended from federal contracting or engaging in activity that is cause for debarment or suspension; provide financial aid counseling to its students; refer to the DOE's Office of Inspector General any credible information indicating that any student, parent, employee, third-party servicer or other agent of the institution has engaged in any fraud or other illegal conduct involving Title IV programs; submit all required reports and financial statements in a timely manner; and not otherwise appear to lack administrative capability. If an institution fails to satisfy any of these criteria, the DOE may require the institution to repay Title IV funds its students previously received, change the institution's method of receiving Title IV program funds, which in some cases may result in a significant delay in the institution's receipt of those funds, place the institution on provisional certification status or commence a proceeding to impose a fine or to limit, suspend or terminate the institution's participation in Title IV programs. If the DOE determines that any of our U.S. Institutions failed to satisfy its administrative capability requirements, then the institution's students could lose, or be limited in their access to, Title IV program funding.

        Financial responsibility.    The HEA and DOE regulations establish extensive standards of financial responsibility that institutions such as ours must satisfy to participate in Title IV programs. The DOE evaluates institutions for compliance with these standards on an annual basis based on the institution's annual audited financial statements as well as when the institution applies to the DOE to have its eligibility to participate in Title IV programs recertified. The most significant financial responsibility standard is the institution's composite score, which is derived from a formula established by the DOE based on three financial ratios: (1) equity ratio, which measures the institution's capital resources, financial viability and ability to borrow; (2) primary reserve ratio, which measures the institution's ability to support current operations from expendable resources; and (3) net income ratio, which measures the institution's ability to operate at a profit or within its means. The DOE assigns a strength factor to the results of each of these ratios on a scale from negative 1.0 to positive 3.0, with negative 1.0 reflecting financial weakness and positive 3.0 reflecting financial strength. The DOE then assigns a weighting percentage to each ratio and adds the weighted scores for the three ratios together to produce a composite score for the institution. The composite score must be at least 1.5 for the institution to be deemed financially responsible without the need for further DOE oversight. In addition to having an acceptable composite score, an institution must, among other things, provide the administrative resources necessary to comply with Title IV program requirements, meet all of its financial obligations including required refunds to students and any Title IV liabilities and debts, be current in its debt payments and not receive an adverse, qualified or disclaimed opinion by its accountants in its audited financial statements.

        If the DOE determines that an institution does not meet the financial responsibility standards due to a failure to meet the composite score or other factors, the institution is able to establish financial responsibility on an alternative basis permitted by the DOE. This alternative basis could include, in the Department's discretion, posting a letter of credit, accepting provisional certification, complying with additional DOE monitoring requirements, agreeing to receive Title IV program funds under an arrangement other than the DOE's standard advance funding arrangement, such as the reimbursement method of payment or heightened cash monitoring, or complying with or accepting other limitations on the institution's ability to increase the number of programs it offers or the number of students it enrolls.

        The DOE measures the financial responsibility of several of our U.S. Institutions on the basis of the Laureate consolidated audited financial statements and not at the individual institution level. Based on Laureate's composite score for its fiscal year ended December 31, 2015, the DOE determined that it and, consequently, Walden University, NewSchool of Architecture and Design, Kendall College and St. Augustine fail to meet the standards of financial responsibility. As a result, the DOE required us to either: 1) provide a letter of credit in an amount equal to 50% of Title IV program funds received by Laureate in the fiscal year ended December 31, 2015 (calculated by the DOE to be $351,995,250) and have our U.S. Institutions qualify as financially responsible; or 2) provide a letter of credit in an amount equal to 15% of the Title IV program funds received by Laureate in the fiscal year ended December 31, 2015 (calculated by the DOE to be $105,598,575) and for our U.S. Institutions to remain provisionally certified for a period of up to three complete Title IV program award years. The DOE also required us to comply with additional notification and reporting requirements. We have provided the DOE with a letter of credit in the amount of $105,598,575 and we are complying with the additional notification and reporting requirements.

        In December 2015, the DOE required us to provide a letter of credit in the amount of $14,967 for St. Augustine (25% of the total Title IV program refunds the institution made or should have made during the fiscal year ended December 31, 2014). This requirement was due to the fact that St. Augustine was found to have untimely processed returns of Title IV program funds for withdrawn students for more than 5% of the students in its auditor's sample for the 2014 fiscal year. We have obtained this letter of credit. Any requirement to provide , maintain or increase a letter of credit or other sanctions that may be imposed by the DOE could increase our cost of regulatory compliance and could affect our cash flows. The DOE has the discretion to increase our letter of credit requirements at any time. If our U.S. Institutions are unable to meet the minimum composite score requirement or comply with the other standards of financial responsibility, and could not post a required letter of credit or comply with the alternative bases for establishing financial responsibility, then students at our U.S. Institutions could lose their access to Title IV program funding.

        On November 1, 2016, the DOE issued a final rule to revise its general standards of financial responsibility to include various actions and events that would require institutions to provide the DOE with irrevocable letters of credit. For additional information regarding this final rule, see "—DOE rulemaking activities." If we are required to repay the DOE for any successful DTR claims by students who attended our U.S. Institutions, or we are required to obtain additional letters of credit or increase our current letter of credit, it could materially affect our business, financial conditions and results of operations. We are currently assessing the impact of these final regulations on our U.S. Institutions.

        Return of Title IV funds for students who withdraw.    When a student who has received Title IV funds withdraws from school, the institution must determine the amount of Title IV program funds the student has "earned." The institution must return any unearned Title IV program funds to the appropriate lender or the DOE in a timely manner, which is generally no later than 45 days after the date the institution determined that the student withdrew. If such payments are not timely made, the institution will be required to submit a letter of credit to the DOE equal to 25% of the Title IV funds that the institution should have returned for withdrawn students in its most recently completed fiscal year. Under DOE regulations, late returns of Title IV program funds for 5% or more of the withdrawn students in the audit sample in the institution's annual Title IV compliance audit for either of the institution's two most recent fiscal years or in a DOE program review triggers this letter of credit requirement.

        A final program review determination issued by the DOE on March 3, 2015 found that Walden University failed to timely return Title IV program funds for more than 5% of the withdrawn students during its fiscal year ended December 31, 2012. The DOE noted that such a finding would usually require Walden to post a letter of credit to the DOE equal to 25% of the Title IV funds that the institution should have returned for withdrawn students in its most recently completed fiscal year; however, such an additional letter of credit was not required in this instance because of the letter of credit that was previously posted to the DOE based on our consolidated audited financial statements failing to meet the DOE's standards of financial responsibility.

        The "90/10 Rule."    A requirement of the HEA commonly referred to as the "90/10 Rule" provides that an institution loses its eligibility to participate in Title IV programs, if, under a complex regulatory formula that requires cash basis accounting and other adjustments to the calculation of revenue, the institution derives more than 90% of its revenues for any fiscal year from Title IV program funds. This rule applies only to for-profit post-secondary educational institutions, including our U.S. Institutions. An institution is subject to loss of eligibility to participate in Title IV programs if it exceeds the 90% threshold for two consecutive fiscal years, and an institution whose rate exceeds 90% for any single fiscal year will be placed on provisional certification and may be subject to addition conditions or sanctions imposed by the DOE.

        Using the DOE's formula under the "90/10 Rule," Kendall College derived approximately 34%, 36% and 35% of its revenues (calculated on a cash basis) from Title IV program funds in fiscal years 2016, 2015 and 2014, respectively. NewSchool of Architecture and Design derived approximately 37%, 43% and 47% of its revenues (calculated on a cash basis) from Title IV program funds in fiscal years 2016, 2015 and 2014, respectively. St. Augustine derived approximately 57%, 49% and 46% of its revenues (calculated on a cash basis) from Title IV program funds in fiscal years 2016, 2015 and 2014, respectively. Walden University derived approximately 73%, 73% and 74% of its revenues (calculated on a cash basis) from Title IV program funds in fiscal years 2016, 2015 and 2014, respectively.

        The ability of our U.S. Institutions to maintain 90/10 rates below 90% will depend on our enrollments, any increases in students Title IV funding eligibility in the future, and other factors outside of our control, including any reduction in government assistance for military personnel, including veterans, or changes in the treatment of such funding for the purposes of the 90/10 calculation. In recent years, several members of Congress have introduced proposals and legislation that would modify the 90/10 Rule. One such proposal would revise the 90/10 Rule to an 85/15 rule and would count DoD tuition assistance and GI Bill education benefits toward that limit. We cannot predict whether, or the extent to which, these actions could result in legislation or further rulemaking affecting the 90/10 Rule. To the extent that any such laws or regulations are enacted, our U.S. Institutions' financial condition could be adversely affected.

        Student loan defaults.    Under the HEA, an educational institution may lose its eligibility to participate in some or all Title IV programs if defaults by its students on the repayment of federal student loans received under Title IV programs exceed certain levels. For each federal fiscal year, the DOE calculates a rate of student defaults on such loans for each institution, known as a "cohort default rate." Under current regulations, an institution will lose its eligibility to participate in Title IV programs if its three-year cohort default rate equals or exceeds 30% for three consecutive cohort years or 40% for any given year.

        The Department of Education generally publishes official cohort default rates annually in September for the repayment period that ended the prior September 30. Kendall College's official cohort default rates for the 2013, 2012 and 2011 federal fiscal years were 10.0%, 7.9% and 11.3%, respectively. NewSchool of Architecture and Design's official cohort default rates for the 2013, 2012 and 2011 federal fiscal years were 5.1%, 10.2% and 11.2%, respectively. St. Augustine's official cohort default rates for the 2013, 2012 and 2011 federal fiscal years were 0.2%, 0.5%, and 0.0%, respectively. Walden University's official cohort default rates for the 2013, 2012 and 2011 federal fiscal years were 6.7%, 6.8% and 7.8%, respectively. The average national student loan default rates published by the DOE for all institutions that participated in the federal student aid programs for 2013, 2012 and 2011 were 11.3%, 11.8% and 13.7%, respectively, and for all proprietary institutions that participated in the federal student aid programs for 2013, 2012 and 2011 were 15.0%, 15.8% and 19.1%, respectively.

        Incentive compensation rule.    Under the HEA, an educational institution that participates in Title IV programs may not make any commission, bonus or other incentive payments to any persons or entities involved in recruitment or admissions activities or in the awarding of financial aid pertaining to U.S. citizens, permanent residents and others temporarily residing in the United States with the intention of becoming a citizen or permanent resident. The DOE has taken the position that any commission, bonus or other incentive compensation based in any part, directly or indirectly, or securing enrollment or awarding financial aid is inconsistent with the statutory prohibition against incentive compensation. The DOE has maintained that institutions may make merit-based adjustments to employee compensation, provided that those adjustments are not based, in any part, directly or indirectly, upon securing enrollments or awarding financial aid. In sub-regulatory correspondence to institutions regarding its regulatory changes, the DOE provided additional guidance regarding the scope of the prohibition on incentive compensation and to what employees and types of activities the prohibition applies.

        In addition, in recent years, other post-secondary educational institutions have been named as defendants to whistleblower lawsuits, known as "qui tam" cases, brought by current or former employees pursuant to the Federal False Claims Act, alleging that their institutions' compensation practices did not comply with the incentive compensation rule. A qui tam case is a civil lawsuit brought by one or more individuals (a "relator") on behalf of the federal government for an alleged submission to the government of a false claim for payment. The relator, often a current or former employee, is entitled to a share of the government's recovery in the case, including the possibility of treble damages. A qui tam action is always filed under seal and remains under seal until the government decides whether to intervene in the case. If the government intervenes, it takes over primary control of the litigation. If the government declines to intervene in the case, the relator may nonetheless elect to continue to pursue the litigation at his or her own expense on behalf of the government. Any such litigation could be costly and could divert management's time and attention away from the business, regardless of whether a claim has merit.

        Substantial misrepresentation.    An institution participating in Title IV programs is prohibited from making misrepresentations regarding the nature of its educational programs, the nature of financial charges and availability of financial assistance, or the employability of graduates. A misrepresentation is defined in the regulations as any false, erroneous or misleading statement to any student or prospective student, any member of the public, an accrediting agency, a state agency or the DOE, and, significantly, the regulations as promulgated by the DOE define misleading statements to broadly include any statements that have a likelihood or tendency to deceive. If any of our U.S. Institutions—or any entity, organization, or person with whom the institution has an agreement to provide educational programs or to provide marketing, advertising, recruiting, or admissions services—committed a misrepresentation for which a person could reasonably be expected to rely, or has reasonably relied, to that person's detriment, the DOE could initiate proceedings to revoke the institution's Title IV eligibility, deny applications made by the institution, impose fines, or initiate a limitation, suspension or termination proceeding against the institution.

        Compliance reviews.    Our U.S. Institutions are subject to announced and unannounced compliance reviews and audits by various external agencies, including the DOE, its Office of Inspector General, state licensing agencies, various state approving agencies for financial assistance to veterans and accrediting agencies. In general, after the DOE conducts a site visit and reviews data supplied by an institution, the DOE sends the institution a program review report and affords the institution with an opportunity to respond to any findings. The DOE then issues a final program review determination letter, which identifies any liabilities.

        On March 3, 2015, the DOE issued a final program review determination letter to Walden University for a September 2012 review of the 2011-2012 and 2012-2013 Title IV award years. The letter required Walden University to return $34,281 in Title IV funds, and also found that Walden University failed to timely return Title IV program funds for more than 5% of the withdrawn students during its fiscal year ended December 31, 2012. The DOE noted that such a finding would usually require Walden to post a letter of credit to the DOE equal to 25% of the Title IV funds that the institution should have returned for withdrawn students in its most recently completed fiscal year; however, such an additional letter of credit was not required in this instance because of the letter of credit that was previously posted to the DOE based on our consolidated audited financial statements failing to meet the DOE's standards of financial responsibility. On September 11, 2015, the DOE issued an expedited final program review determination letter to Kendall College regarding a March-April 2015 program review. The letter determined that Kendall College has taken corrective actions necessary to resolve all findings. In addition, on September 21, 2015, the Higher Learning Commission notified Kendall College that the Higher Learning Commission placed the school on ongoing financial monitoring over the next 24 months. Such action was primarily due to concerns over the school's continued reliance upon Laureate to provide financial support to sustain its operations. In May 2017,

Kendall College and Walden University are scheduled to host interim site visits from their institutional accreditor, Higher Learning Commission, as a condition of their ongoing accreditation. On September 8, 2016, MOHE sent to Walden University an information request regarding its doctoral programs and complaints filed by doctoral students, as part of a program review that MOHE is conducting. We have been informed by MOHE that in an effort to better understand the context, background and issues related to doctoral student complaints in Minnesota, MOHE is initiating a full review of doctoral programs for institutions registered in Minnesota.

        As part of the DOE's ongoing monitoring of institutions' administration of Title IV programs, the HEA also requires institutions to annually submit to the DOE a Title IV compliance audit conducted by an independent certified public accountant in accordance with applicable federal and DOE audit standards. In addition, to enable the DOE to make a determination of an institution's financial responsibility, each institution must annually submit audited financial statements prepared in accordance with DOE regulations.

        DOE rulemaking activities.    On October 30, 2015, the DOE published final regulations on cash management and debit card practices, retaking coursework, and clock-to-credit hour conversion. A majority of the provisions of the regulations took effect on July 1, 2016, and others took effect on later dates in 2016. The final regulations concerning cash management require, among other things, that institutions subject to heightened cash monitoring procedures for disbursements of Title IV funds must, effective July 1, 2016, pay to students any applicable Title IV credit balances before requesting such funds from the DOE. St. Augustine, Walden University, NewSchool of Architecture and Design and Kendall College are currently subject to heightened cash monitoring procedures. We have reviewed the regulations and made appropriate adjustments in our business operations to meet those requirements effective July 1, 2016.

        On October 31, 2016, the DOE published final regulations teacher preparation program accountability systems under the HEA, and additionally proposed amendments on teacher preparation program eligibility for TEACH Grant participation. On March 8, 2017, the U.S. Congress enacted a joint resolution disapproving these October 31, 2016 final regulations on teacher preparation pursuant to the Congressional Review Act. On March 27, 2017, the President signed the joint resolution nullifying these final regulations on teacher preparation and prohibiting the DOE from reissuing regulations in substantially the same form, or from issuing new regulations that are substantially the same, unless such reissued or new regulations are specifically authorized by the U.S. Congress subsequent to its joint resolution disapproving the October 31, 2016 final regulations.

        On December 19, 2016, the DOE published final regulations regarding state authorization for programs offered through distance education and state authorization for foreign locations of institutions. Among other provisions, these final regulations require that an institution participating in the Title IV federal student aid programs and offering postsecondary education through distance education be authorized by each state in which the institution enrolls students, if such authorization is required by the state. The DOE would recognize authorization through participation in a state authorization reciprocity agreement, if the agreement does not prevent a state from enforcing its own laws. The final regulations also require that foreign additional locations and branch campuses be authorized by the appropriate foreign government agency and, if at least 50% of a program can be completed at the location/branch, be approved by the institution's accrediting agency and be reported to the state where the main campus is located. The final regulations would also require institutions to: document the state process for resolving complaints from students enrolled in programs offered through distance education or correspondence courses; and make certain public and individualized disclosures to enrolled and prospective students about their distance education programs. These final regulations are effective July 1, 2018.

        On November 1, 2016, the DOE published a final rule that, among other provisions, establishes new standards and processes for determining whether a Direct Loan Program borrower has a defense to repayment ("DTR") on a loan due to acts or omissions by the institution at which the loan was used by the borrower for educational expenses. The final regulations take effect on July 1, 2017. Among other topics, this final rule establishes permissible borrower defense claims for discharge, procedural rules under which claims will be adjudicated, time limits for borrowers' claims, and guidelines for recoupment by the DOE of discharged loan amounts from institutions of higher education. It also prohibits schools from using any pre-dispute arbitration agreements, prohibits schools from prohibiting relief in the form of class actions by student borrowers, and invalidates clauses imposing requirements that students pursue an internal dispute resolution process before contacting authorities regarding concerns about an institution. For proprietary institutions, the final rule describes the threshold for loan repayment rates that will require specific disclosures to current and prospective students and the applicable loan repayment rate methodology. The final rule also establishes important new financial responsibility and administrative capacity requirements for both not-for-profit and for-profit institutions participating in the Title IV programs. For example, certain events would automatically trigger the need for a school to obtain a letter of credit including, for publicly traded institutions, if the SEC warns the school that it may suspend trading on the school's stock, the school failed to timely file a required annual or quarterly report with the SEC, or the exchange on which the stock is traded notifies the school that it is not in compliance with exchange requirements or the stock is delisted. Other events would require a recalculation of a school's composite score of financial responsibility, including, for a proprietary institution whose score is less than 1.5, any withdrawal of an owner's equity by any means, including by declaring a dividend, unless the equity is transferred within the affiliated entity group on whose basis the composite score was calculated. The final rule also sets forth events that are discretionary triggers for letters of credit, meaning that if any of them occur, the DOE may choose to require a letter of credit, increase an existing letter of credit requirement or demand some other form of surety from the institution. The final rule provides that if an institution fails to meet the composite score requirement for longer than three years under provisional certification, the DOE may mandate additional financial protection from the institution or any party with "substantial control" over the institution. Such parties with "substantial control" must agree to jointly and severally guarantee the Title IV liabilities of the institution at the end of the three-year provisional certification period. Under current regulations, a party may be deemed to have "substantial control" over an institution if, among other factors, the party directly or indirectly holds an ownership interest of 25% or more of an institution, or is a member of the board of directors, a general partner, the chief executive officer or other executive officer of the institution. If we are required to repay the DOE for any successful DTR claims by students who attended our U.S. Institutions, or we are required to obtain additional letters of credit or increase our current letter of credit, it could materially affect our business, financial conditions and results of operations. We are in the process of evaluating the final regulations and cannot predict with certainty what impact the final regulations will have on our business and the educational programs offered by our U.S. Institutions.

        Privacy of student records.    The Family Educational Rights and Privacy Act of 1974 ("FERPA"), and the DOE's FERPA regulations require educational institutions to protect the privacy of students' educational records by limiting an institution's disclosure of a student's personally identifiable information without the student's prior written consent. FERPA also requires institutions to allow students to review and request changes to their educational records maintained by the institution, to notify students at least annually of this inspection right and to maintain records in each student's file listing requests for access to and disclosures of personally identifiable information and the interest of such party in that information. If an institution fails to comply with FERPA, the DOE may require corrective actions by the institution or may terminate an institution's receipt of further federal funds. In addition, our U.S. Institutions are obligated to safeguard student information pursuant to the Gramm-Leach-Bliley Act (the "GLBA"), a federal law designed to protect consumers' personal financial information held by financial institutions and other entities that provide financial services to consumers. The GLBA and the applicable GLBA regulations require an institution to, among other things, develop and maintain a comprehensive, written information security program designed to protect against the unauthorized disclosure of personally identifiable financial information of students, parents or other individuals with whom such institution has a customer relationship. If an institution fails to comply with the applicable GLBA requirements, it may be required to take corrective actions, be subject to monitoring and oversight by the FTC, and be subject to fines or penalties imposed by the FTC. For-profit educational institutions are also subject to the general deceptive practices jurisdiction of the FTC with respect to their collection, use and disclosure of student information. The institution must also comply with the FTC Red Flags Rule, a section of the federal Fair Credit Reporting Act, that requires the establishment of guidelines and policies regarding identity theft related to student credit accounts.

        Potential effect of regulatory violations.    If any of our U.S. Institutions fails to comply with the regulatory standards governing Title IV programs, the DOE could impose one or more sanctions, including requiring us to repay Title IV program funds, requiring us to post a letter of credit in favor of the DOE as a condition for continued Title IV certification, taking emergency action against us, initiating proceedings to impose a fine or to limit, suspend or terminate our participation in Title IV programs or referring the matter for civil or criminal prosecution. Because our U.S. Institutions are provisionally certified to participate in Title IV programs, the DOE may revoke the certification of these institutions without advance notice or advance opportunity for us to challenge that action. If such sanctions or proceedings were imposed against us and resulted in a substantial curtailment or termination of our participation in Title IV programs, our enrollments, revenues and results of operations could be materially and adversely affected.

        In addition to the actions that may be brought against us as a result of our participation in Title IV programs, we are also subject to complaints and lawsuits relating to regulatory compliance brought not only by regulatory agencies, but also by other government agencies and third parties, such as current or former students or employees and other members of the public.

Regulatory Standards that May Restrict Institutional Expansion or Other Changes in the United States

        Many actions that we may wish to take in connection with expanding our operations or other changes in the United States are subject to review or approval by the applicable regulatory agencies.

        Adding teaching locations, implementing new educational programs and increasing enrollment.    The requirements and standards of state education agencies, accrediting agencies and the DOE limit our ability in certain instances to establish additional teaching locations, implement new educational programs or increase enrollment in certain programs. Many states require review and approval before institutions can add new locations or programs. Our U.S. Institutions' state educational agencies and institutional and specialized accrediting agencies that authorize or accredit our U.S. Institutions and their programs generally require institutions to notify them in advance of adding new locations or implementing new programs, and upon notification may undertake a review of the quality of the facility or the program and the financial, academic and other qualifications of the institution.

        With respect to the DOE, if an institution participating in Title IV programs plans to add a new location or educational program, the institution must generally apply to the DOE to have the additional location or educational program designated as within the scope of the institution's Title IV eligibility. As a condition for an institution to participate in Title IV programs on a provisional basis, as in our case, the DOE can require prior approval of such programs or otherwise restrict the number of programs an institution may add or the extent to which an institution can modify existing educational programs. If an institution that is required to obtain the DOE's advance approval for the addition of a new program or new location fails to do so, the institution may be liable for repayment of the Title IV program funds received by the institution or students in connection with that program or enrolled at that location.

        Provisional certification.    Each institution must apply to the DOE for continued certification to participate in Title IV programs at least every six years and when it undergoes a change in control. An institution may also come under the DOE's review when it expands its activities in certain ways, such as opening an additional location, adding an educational program or modifying the academic credentials that it offers.

        The DOE may place an institution on provisional certification status if it finds that the institution does not fully satisfy all of the eligibility and certification standards. In addition, if a company acquires an institution from another entity, the acquired institution will automatically be placed on provisional certification when the DOE approves the transaction. During the period of provisional certification, the institution must comply with any additional conditions or restrictions included in its program participation agreement with the DOE. Students attending provisionally certified institutions remain eligible to receive Title IV program funds, but if the DOE finds that a provisionally certified institution is unable to meet its responsibilities under its program participation agreement, it may seek to revoke the institution's certification to participate in Title IV programs without advance notice or advance opportunity for the institution to challenge that action. In addition, the DOE may more closely review an institution that is provisionally certified if it applies for recertification or approval to open a new location, add an educational program, acquire another institution or make any other significant change. All of our U.S. Institutions currently participate in Title IV programs pursuant to provisional participation agreements due to our conversion to a public benefit corporation and our initial public offering, as well as because we do not meet the DOE's standards of financial responsibility.

        Acquiring other institutions.    We have acquired other institutions in the past, and we may seek to do so in the future. The DOE and virtually all state education agencies and accrediting agencies require a company to obtain their approval if it wishes to acquire another institution. The level of review varies by individual state and accrediting agency, with some requiring approval of such an acquisition before it occurs while others only consider approval after the acquisition has occurred. The approval of the applicable state education agencies and accrediting agencies is a necessary prerequisite to the DOE certifying the acquired institution to participate in Title IV programs. The restrictions imposed by any of the applicable regulatory agencies could delay or prevent our acquisition of other institutions in some circumstances or could delay the ability of an acquired institution to participate in Title IV programs.

        Change in ownership resulting in a change in control.    The DOE and many states and accrediting agencies require institutions of higher education to report or obtain approval of certain changes in control and changes in other aspects of institutional organization or control. Under DOE's regulations, an institution that undergoes a change in control loses its eligibility to participate in Title IV programs and must apply to the DOE to reestablish such eligibility. If an institution files the required application and follows other procedures, the DOE may temporarily certify the institution on a provisional basis following the change in control, so that the institution's students retain continued access to Title IV program funds. In addition, the DOE may extend such temporary provisional certification if the institution timely files certain required materials, including the approval of the change in control by its state authorizing agency and accrediting agency and certain financial information pertaining to the financial condition of the institution or its parent corporation.

        The DOE previously notified us that it considers our recent initial public offering and our recent conversion to a Delaware public benefit corporation to be changes of ownership resulting in changes in control under the DOE's regulations. Also, the DOE will only formally review and approve change of ownerships resulting in changes in control after such changes have occurred. Accordingly, we applied to the DOE on behalf of Kendall College, NewSchool of Architecture and Design, St. Augustine and Walden University for approval of these institutions' continued participation in Title IV programs in connection with the recent conversion to a Delaware public benefit corporation. The DOE completed its review of the conversion and issued provisional program participation agreements to the institutions with respect to the conversion. We have similarly applied to the DOE on behalf of Kendall College, NewSchool of Architecture and Design, St. Augustine and Walden University for approval of these institutions' continued participation in Title IV programs in connection with our recent initial public offering. The DOE's review of the initial public offering remains pending. The DOE has issued temporary program participation agreements to the institutions, which will expire on March 31, 2017. If certain documents are submitted to DOE before the expiration of the temporary program participation agreements, the eligibility of the institutions to participate in the Title IV programs will be continued on a month-to-month basis while the DOE completes its review of the initial public offering. There can be no assurance that the DOE will formally approve our initial public offering and recertify our U.S. Institutions for continued Title IV program eligibility. If the DOE fails to recertify the institutions and to issue provisional program participation agreements to the institutions with respect to the initial public offering, students at the affected institutions would no longer be able to receive Title IV program funds. The DOE could also recertify our U.S. Institutions with respect to the initial public offering, but restrict or delay students' receipt of Title IV program funds, limit the number of students to whom an institution could disburse such funds, or impose other restrictions.

        The types of and thresholds for such reporting and approval vary among the states and accrediting agencies. Certain accrediting agencies may require that an institution must obtain its approval in advance of a change in control, structure or organization for the institution to retain its accredited status. In addition, in the event of a change in control, structure or organization, certain accrediting agencies may require a post-transaction focused visit or other evaluation to review the appropriateness of its approval of the change and whether the institution has met the commitment it made to the accrediting agency prior to the approval. Other specialized accrediting agencies also require an institution to obtain similar approval before or after the event that constitutes a change in control under their standards. Many states include the transfer of a controlling interest of common stock in the definition of a change in control requiring approval. Some state educational agencies that regulate us may require us to obtain approval of the change in control to maintain authorization to operate in that state, and in some cases such states could require us to obtain advance approval of a change in control.

        We sought confirmation from the accrediting agencies for Kendall College, NewSchool of Architecture and Design, St. Augustine and Walden University, as well as from the U.S. institutional accrediting agency for Universidad Andrés Bello, whether our initial public offering constitutes a change of control under their respective standards. We also sought guidance from applicable state educational agencies as to whether the recent initial public offering constitutes a change of control requiring approval under their respective regulations.

        Many states and accreditors have informed us that our initial public offering did not constitute a change of control, but some agencies have determined that the offering will need to be reviewed under their respective change of ownership standards. We have notified each agency regarding the offering and some have requested additional information in connection with the offering. For instance, the Florida Commission for Independent Education has determined that the initial public offering requires its review and approval with respect to St. Augustine, and we have filed the required applications for such approval. Our failure to obtain any required approval of our initial public offering from the DOE, the institutional accrediting agencies, or the pertinent state educational agencies could result in one or more of our U.S. Institutions losing continued eligibility to participate in the Title IV programs, accreditation or state licensure, which could have a material adverse effect on our U.S. business, financial condition and results of operations.

        In addition, we increased our ownership of St. Augustine from 80% to 100% on June 7, 2016. The 20% noncontrolling interest was previously held by Patris of St. Augustine, Inc. and subject to a put right, which Patris of St. Augustine, Inc. elected to exercise. We have notified St. Augustine's applicable regulators regarding the increase in the percentage of our ownership in St. Augustine.

ITEM 1A.    RISK FACTORS

        The following are certain risks that could affect our business and our results of operations. The risks identified below are not all encompassing but should be considered in establishing an opinion of our future operations.

Risks Relating to Our Business

We are a global business with operations in 25 countries around the world and are subject to complex business, economic, legal, political, tax and foreign currency risks, which risks may be difficult to adequately address.

        In each of 2016, 2015 and 2014, over 80% of our revenues were generated from operations outside of the United States. We own or control 58 institutions and manage or have relationships with 12 other licensed institutions in 25 countries, each of which is subject to complex business, economic, legal, political, tax and foreign currency risks. As we continue to expand our international operations, we may have difficulty managing and administering a globally dispersed business and we may need to expend additional funds to, among other things, staff key management positions, obtain additional information technology infrastructure and successfully implement relevant course and program offerings for a significant number of international markets, which may materially adversely affect our business, financial condition and results of operations.

        Additional challenges associated with the conduct of our business overseas that may materially adversely affect our operating results include:

  •
  the large size of our network and diverse range of institutions present numerous challenges, including difficulty in staffing and managing foreign operations as a result of distance, language, legal and other differences;

  •
  each of our institutions is subject to unique business risks and challenges including competitive pressures and diverse pricing environments at the local level;

  •
  difficulty maintaining quality standards consistent with our brands and with local accreditation requirements;

  •
  potential economic and political instability in the countries in which we operate, including student unrest;

  •
  fluctuations in exchange rates, possible currency devaluations, inflation and hyperinflation;

  •
  difficulty selecting, monitoring and controlling partners outside of the United States;

  •
  compliance with a wide variety of domestic and foreign laws and regulations;

  •
  expropriation of assets by governments;

  •
  political elections and changes in government policies;

  •
  difficulty protecting our intellectual property rights overseas due to, among other reasons, the uncertainty of laws and enforcement in certain countries relating to the protection of intellectual property rights;

  •
  lower levels of availability or use of the Internet, through which our online programs are delivered;

  •
  limitations on the repatriation and investment of funds, foreign currency exchange restrictions and inability to transfer cash back to the United States without taxation;

  •
  limitations on our ability to realize economic benefits from certain institutions that are organized as not-for-profit or non-stock entities and that we account for as variable interest entities; and

  •
  acts of terrorism, public health risks, crime and natural disasters, particularly in areas in which we have significant operations.

        Our success in growing our business will depend, in part, on the ability to anticipate and effectively manage these and other risks related to operating in various countries. Any failure by us to effectively manage the challenges associated with the international expansion of our operations could materially adversely affect our business, financial condition and results of operations.

If we do not effectively manage our growth and business, our results of operations may be materially adversely affected.

        We have expanded our business over the past eight years through the expansion of existing institutions and the acquisition of higher education institutions, and we intend to continue to do so in the future. We also have established and intend to establish new institutions in certain markets. Planned growth will require us to add management personnel and upgrade our financial and management systems and controls and information technology infrastructure. There is no assurance that we will be able to maintain or accelerate the current growth rate, effectively manage expanding operations, build expansion capacity, integrate new institutions or achieve planned growth on a timely or profitable basis. If our revenue growth is less than projected, the costs incurred for these additions and upgrades could have a material adverse effect on our business, financial condition and results of operations.

If we cannot maintain student enrollments in our institutions and maintain tuition levels, our results of operations may be materially adversely affected.

        Our strategy for growth and profitability depends, in part, upon maintaining and, subsequently, increasing student enrollments in our institutions and maintaining tuition levels. Attrition rates are often due to factors outside our control. Students sometimes face financial, personal or family constraints that require them to drop out of school. They also are affected by economic and social factors prevalent in their countries. In some markets in which we operate, transfers between universities are not common and, as a result, we are less likely to fill spaces of students who drop out. In addition, our ability to attract and retain students may require us to discount tuition from published levels, and may prevent us from increasing tuition levels at a rate consistent with inflation and increases in our costs. If we are unable to control the rate of student attrition, our overall enrollment levels are likely to decline or if we are unable to charge tuition rates that are both competitive and cover our rising expenses, our business, financial condition, cash flows and results of operations may be materially adversely affected. In addition, student enrollment may be negatively affected by our reputation and any negative publicity related to us.

We have incurred net losses in two of the last three fiscal years.

        We had net income of $366.2 million in 2016 and net losses of $315.8 million and $162.5 million in 2015 and 2014, respectively. Our operating expenses may increase in the foreseeable future as we continue to expand our operations and the Laureate International Universities network. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently to offset any higher expenses. Any failure to increase our revenues could prevent us from attaining profitability. We cannot be certain that we will be able to attain profitability on a quarterly or annual basis. If we are unable to manage these risks and difficulties effectively as we encounter them, our business, financial condition and results of operations may be materially adversely affected.

We may not be able to identify, acquire or establish control of, and integrate additional higher education institutions, or effectively integrate previously acquired institutions, which could materially adversely affect our growth.

        We have previously relied on, and we expect to continue to rely on, acquisitions as an element of our growth. In 2016, we made no acquisitions, in 2015, we made two acquisitions totaling $11.6 million, in 2014, we made three acquisitions totaling $469.2 million, in 2013, we made four acquisitions totaling $321.7 million, in 2012, we made two acquisitions totaling $8.6 million and in 2011, we made six acquisitions totaling $58.9 million, including debt assumed. However, there is no assurance that we will be able to continue to identify suitable acquisition candidates or that we will be able to acquire or establish control of any acquisition candidate on favorable terms, or at all. In addition, in many countries, the approval of a regulatory agency is needed to acquire or operate a higher education institution, which we may not be able to obtain. Furthermore, there is no assurance that any acquired institution can be integrated into our operations successfully or be operated profitably. Acquisitions involve a number of risks, including:

  •
  diversion of management's time and resources;

  •
  adverse short-term effects on reported operating results;

  •
  competition from other acquirors, which could lead to higher prices and lost opportunities;

  •
  cultural issues related to acquisition of closely held institutions in countries around the world;

  •
  failures of due diligence during the acquisition process;

  •
  integration of acquired institutions' operations, including reporting systems and internal controls; and

  •
  loss of key employees of the acquired business.

        If we do not make acquisitions or make fewer acquisitions than we have historically, or if our acquisitions are not managed successfully, our growth and results of operations may be materially adversely affected.

We may not be able to successfully establish new higher education institutions, which could materially adversely affect our growth.

        We have entered new markets primarily through acquisitions. As part of our expansion strategy, we may establish new higher education institutions in some markets where there are no suitable acquisition targets. We have only limited experience in establishing new institutions, such as the establishment of our universities in Morocco and Australia, and there is no assurance that we will be able to do this successfully or profitably. Establishing new institutions poses unique challenges and will require us to make investments in management, capital expenditures, marketing activities and other resources that are different, and in some cases may be greater, than those made to acquire and then operate an existing institution. To open a new institution, we will also be required to obtain appropriate governmental approvals, including a new license, which may take a substantial period of time to obtain. If we are unable to establish new higher education institutions successfully, our growth may be materially adversely affected.

Our success depends substantially on the value of the local brands of each of our institutions as well as the Laureate International Universities network brand, which may be materially adversely affected by changes in current and prospective students' perception of our reputation and the use of social media.

        Each of our institutions has worked hard to establish the value of its individual brand. Brand value may be severely damaged, even by isolated incidents, particularly if the incidents receive considerable negative publicity. There has been a marked increase in use of social media platforms, including weblogs (blogs), social media websites, and other forms of Internet-based communications that allow individuals access to a broad audience of interested persons. We believe students and prospective employers value readily available information about our institutions and often act on such information without further investigation or authentication, and without regard to its accuracy. In addition, many of our institutions use the Laureate name in promoting their institutions and our success is dependent in large part upon our ability to maintain and enhance the value of the Laureate and Laureate International Universities brands. Social media platforms and devices immediately publish the content their subscribers and participants post, often without filters or checks on the accuracy of the content posted. Information concerning our company and our institutions may be posted on such platforms and devices at any time. Information posted may be materially adverse to our interests, it may be inaccurate, and it may harm our performance, prospects and business.

Our reputation may be negatively influenced by the actions of other for-profit and private institutions.

        In recent years, there have been a number of regulatory investigations and civil litigation matters targeting post-secondary for-profit education institutions in the United States and private higher education institutions in other countries, such as Chile. These investigations and lawsuits have alleged, among other things, deceptive trade practices, false claims against the United States and noncompliance with state and DOE regulations, and breach of the requirement that universities in Chile be operated as not-for-profit institutions. These allegations have attracted adverse media coverage and have been the subject of federal and state legislative hearings and investigations in the United States and in other countries. Allegations against the post-secondary for-profit and private education sectors may affect general public perceptions of for-profit and private educational institutions, including institutions in the Laureate International Universities network and us, in a negative manner. Adverse media coverage regarding other for-profit or private educational institutions or regarding us directly or indirectly could damage our reputation, reduce student demand for our programs, materially adversely affect our revenues and operating profit or result in increased regulatory scrutiny.

Growing our online academic programs could be difficult for us.

        We anticipate significant future growth from online courses we offer to students, particularly in emerging markets. The expansion of our existing online programs, the creation of new online programs and the development of new fully online or hybrid programs may not be accepted by students or employers, or by government regulators or accreditation agencies. In addition, our efforts may be materially adversely affected by increased competition in the online education market or because of problems with the performance or reliability of our online program infrastructure. There is also increasing development of online programs by traditional universities, both in the public and private sectors, which may have more consumer acceptance than programs we develop, because of lower pricing or greater perception of value of their degrees in the marketplace, which may materially adversely affect our business, financial condition and results of operations.

Our success depends, in part, on the effectiveness of our marketing and advertising programs in recruiting new students.

        In order to maintain and increase our revenues and margins, we must continue to develop our admissions programs and attract new students in a cost-effective manner. Over the last several years, in support of our admissions efforts in all the countries in which we operate, we have spent significant amounts globally on marketing and advertising. We spent $290.8 million in 2014, $278.3 million in 2015, and $274.9 million in 2016, and we anticipate that significant spending on marketing and advertising will continue. As part of our marketing and advertising, we also subscribe to lead-generating databases in certain markets, the cost of which is expected to increase. The level of marketing and advertising and types of strategies used are affected by the specific geographic markets, regulatory compliance requirements and the specific individual nature of each institution and its students. The complexity of these marketing efforts contributes to their cost. If we are unable to advertise and market our institutions and programs successfully, our ability to attract and enroll new students could be materially adversely affected and, consequently, our financial performance could suffer. We use marketing tools such as the Internet, radio, television and print media advertising to promote our institutions and programs. Our representatives also make presentations at upper secondary schools. Additionally, we rely on the general reputation of our institutions and referrals from current students, alumni and employers as a source of new enrollment. Among the factors that could prevent us from marketing and advertising our institutions and programs successfully are the failure of our marketing tools and strategies to appeal to prospective students, regulatory constraints on marketing, current student and/or employer dissatisfaction with our program offerings or results and diminished access to upper secondary campuses. In addition, in certain instances, local regulatory authorities set quotas each year for how many students we may enroll, which may further limit our ability to recruit new students or maintain our present enrollment level. In some of the countries in which we operate, enrollment growth in degree-granting, higher education institutions is slowing or is expected to slow. In order to maintain current growth rates, we will need to attract a larger percentage of students in existing markets and increase our addressable market by adding locations in new markets and rolling out new academic programs. Any failure to accomplish this may have a material adverse effect on our future growth.

Our institutions are subject to uncertain and varying laws and regulations, and any changes to these laws or regulations or their application to us may materially adversely affect our business, financial condition and results of operations.

        Higher education is regulated to varying degrees and in different ways in each of the countries in which we operate an institution. In general, our institutions must have licenses, approvals, authorizations, or accreditations from various governmental authorities and accrediting bodies. These licenses, approvals, authorizations, and accreditations must be renewed periodically, usually after an evaluation of the institution by the relevant governmental authorities or accrediting bodies. These periodic evaluations could result in limitations, restrictions, conditions, or withdrawal of such licenses, approvals, authorizations or accreditations, which could have a material adverse effect on our business, financial condition and results of operations. In some countries in which we operate, there is a trend toward making continued licensure or accreditation based on successful student outcomes, such as employment, which may be affected by many factors outside of our control. Once licensed, approved, authorized or accredited, some of our institutions may need approvals for new campuses or to add new degree programs.

        All of these regulations and their applicable interpretations are subject to change. Moreover, regulatory agencies may scrutinize our institutions because they are owned or controlled by a U.S.-based for-profit corporation. Outside the United States, we may be particularly susceptible to such treatment because, in several of the countries in which we operate, our institutions are among the largest private institutions and have a substantial share of the higher education market. Changes in applicable regulations may cause a material adverse effect on our business, financial condition and results of operations.

        Changes in laws governing student financing could affect the availability of government-sponsored financing programs for our non-U.S. students, such as the CAE Program, a government-sponsored student loan program in Chile, FIES, a government-sponsored loan program in Brazil, and PROUNI in Brazil, all of which are offered by governments as a means of increasing student access to post-secondary education programs. If those programs are changed, or if our institutions or our students are no longer permitted to participate in those programs, it could cause a material adverse effect on our business, financial condition and results of operations. For example, in December 2014, the Brazilian government announced a number of changes to FIES beginning in 2015. These changes limit the number of new participants and the amount spent on the program, and delay payments to the post-secondary institutions that would otherwise have been due in 2015. For more information on the CAE Program, FIES and PROUNI, see "—If students who avail themselves of government-sponsored student financing programs in certain countries do not graduate and subsequently default on their loans, we may be responsible for repaying a significant portion of their loans" and "Item 1—Business—Our Operating Segments—LatAm—Government-Sponsored Student Financing Programs." As another example, in October 2013, one of our institutions in Chile, UDLA Chile was notified by the National Accreditation Commission that its institutional accreditation would not be renewed. UDLA Chile appealed this decision but received a final determination that the appeal was denied on January 22, 2014. UDLA Chile filed a new application for accreditation in October 2015 and was notified in March 2016 that it had been accredited for three years until March 2019. Institutional accreditation is required for new students to be eligible to participate in the CAE Program and new students at UDLA Chile were not eligible to participate in the CAE Program during the period that UDLA Chile was not accredited. For more information about possible changes in government regulation of higher education in Chile, including possible changes to student financing programs, see "—Political and regulatory developments in Chile may materially adversely affect our operations" and "Item 1—Business—Industry Regulation—Chilean Regulation—Recent Developments." In December 2016, the Australian government introduced a new student loan scheme for vocational courses. These changes, among other things, require relevant vocational education providers to demonstrate a minimum of 50% completion rates, provide for payment of fees monthly in arrears and impose caps on the amounts of loans available for particular categories of courses (see "Item 1—Business—Our Operating Segments—AMEA—Government Sponsored Student Financing Programs"). The Australian vocational operations comply with these requirements but the changes may affect the results of those operations.

        The laws of the countries where we own or control institutions and expect to acquire ownership or control of institutions in the future must permit both private higher education institutions and foreign ownership or control of them. For political, economic or other reasons, a country could decide to change its laws or regulations to prohibit or limit private higher education institutions or foreign ownership or control or prohibit or limit our ability to enter into contracts or agreements with these institutions. If this change occurred, it could have a material adverse effect on our business, financial condition and results of operations and we could be forced to sell an institution at a price that could be lower than its fair market value or relinquish control of an institution. A forced sale or relinquishment of control could materially adversely affect our business, financial condition and results of operations.

        Istanbul Bilgi University, a member of the Laureate International Universities network located in Turkey, is established as a Foundation University under the Turkish higher education law, sponsored the Bilgi Foundation. As such, it is subject to regulation, supervision and inspection by the YÖK. In 2014, the Turkish parliament amended the higher education law to provide expanded authority to the YÖK with respect to Foundation Universities, including authorizing additional remedies for violations of the higher education law and of regulations adopted by the YÖK. On November 19, 2015, the YÖK promulgated the Ordinance the principal effects of which relate to the supervision and inspection of Foundation Universities by the YÖK. Under the Ordinance, the YÖK has expanded authority to inspect accounts, transactions, activities and assets of Foundation Universities, as well as their academic units, programs, projects and subjects. The Ordinance establishes a progressive series of five remedies that the YÖK can take in the event it finds a violation of the Ordinance, ranging from (1) a warning and request for correction to (2) the suspension of the Foundation University's ability to establish new academic units or programs to (3) limiting the number of students the Foundation University can admit, including ceasing new admissions, to (4) provisional suspension of the Foundation University's license to (5) cancellation of the Foundation University's license. Since the promulgation of the Ordinance, the YÖK has cancelled the licenses of 15 Foundation Universities.

        The Ordinance specifies that Foundation Universities cannot be established by foundations in order to gain profit for themselves, and prohibits specified types of fund transfers from Foundation Universities to their sponsoring foundation, with certain exceptions for payments made under contractual arrangements for various goods and services that are provided at or below current market rates. Istanbul Bilgi University has entered into contractual arrangements with a subsidiary of Laureate that is a member of the board of trustees of the Bilgi Foundation, and has affiliates that are also members of that board, to provide Istanbul Bilgi University with management, operational and student services and certain intellectual property at fair market rates. The YÖK conducts annual audits of the operations of Istanbul Bilgi University and currently is in the process of completing its most recent audit. If the YÖK were to determine that any of these contracts or the payments made by Istanbul Bilgi University to this Laureate subsidiary, or any other activities of Istanbul Bilgi University, including the donation of 40.0 million Turkish Liras made by the university to a charitable foundation that was subsequently reimbursed to the university by certain Laureate-owned entities, violate the Ordinance or other applicable law, the YÖK could take actions against Istanbul Bilgi University up to and including cancellation of its license. See "—We are conducting an internal investigation of one of our network institutions for violations of the Company's policies, and possible violations of the U.S. Foreign Corrupt Practices Act (the "FCPA") and other applicable laws. A violation of these laws and regulations could subject us to penalties, harm our reputation and materially adversely affect our business, financial condition and results of operations." Further, if the YÖK were to determine that any administrators of Istanbul Bilgi University have directly taken any actions or supported any activities that are intended to harm the integrity of the state, the license of the university could be cancelled. In July 2016, a coup attempt increased political instability in Turkey, and the uncertainties arising from the failed coup in Turkey could lead to changes in laws affecting Istanbul Bilgi University or result in modifications to the current interpretations and enforcement of the Ordinance or other laws and regulations by the YÖK. Any such actions by the YÖK, including actions in relation to the conduct of the annual audit, could have a material adverse impact on Istanbul Bilgi University's future growth or its ability to remain in operation, and could have a material adverse effect on our business, financial condition and results of operations.

        For a full description of the laws and regulations affecting our U.S. Institutions, and the impact of those laws and regulations on the operations of our U.S. Institutions, including the ability of our U.S. Institutions to continue to access U.S. federal student aid funding sources, see "—Risks Relating to Our Highly Regulated Industry in the United States" and "Item 1—Business—Industry Regulation—U.S. Regulation." Our institutions located outside the United States also participate in various student financial aid programs offered by the countries in which they operate.

Political and regulatory developments in Chile may materially adversely affect our operations.

        As a consequence of student protests and political disturbances, during 2011 and 2012, the former Chilean government announced several proposed reforms to the higher education system. The reforms, if they had been adopted, could have included changing the current accreditation system to make it more demanding, revising the student financing system to provide a single financing system for students in all higher education institutions (replacing the CAE Program), establishing a system of information transparency for higher education, creating an agency to promote accountability by higher education institutions, changing certain corporate governance rules for universities (such as the need for a minimum number of independent directors), and establishing procedures for the approval of, or otherwise limiting, transactions between higher education institutions and related parties. Other legislative reforms were promoted by members of the Chilean Congress but were not supported by the previous Chilean government, including proposals to restrict related party transactions between higher education institutions and entities that control them. In November and December 2013, Chile held national elections. The presidential election was won by former president Michelle Bachelet, who assumed office on March 11, 2014, and a political coalition led by Ms. Bachelet won the elections for both houses of the Chilean Congress, in each case for four years beginning on March 11, 2014. Although the election platform of the new government mentioned that stronger regulation of higher education was required, it did not contain specific commitments with respect to the abovementioned reforms, other than the creation of a special agency to oversee higher education institutions' compliance with law and regulations. In the second quarter of 2014, the new government announced the withdrawal of all of the prior administration's higher education proposals and its intent to submit new bills to the Chilean Congress.

        In April 2016, the Chilean Congress made reforms to specific career disciplines, including pedagogy. Law 20,903 created the teaching professional development system (Sistema de Desarrollo Profesional Docente), which aims to improve the quality of training for those who choose to study pedagogy by setting new program admission requirements and mandatory institutional accreditation standards for pedagogy career programs. As these changes have only taken effect in 2017, their impact cannot yet be determined; however, the Chilean universities in the Laureate International Universities network are preparing to adjust to the new regime and will be monitoring the effects on their pedagogy programs.

        On July 4, 2016, the Chilean President submitted to the Chilean Congress the Higher Education Bill that, if approved, would change the entire regulatory landscape of higher education in Chile, as it would amend and/or replace most of the currently applicable legislation, including repealing the current laws governing universities, professional institutes and technical training centers. Among other things, the Higher Education Bill would create the Undersecretary of Higher Education, which would propose policies on higher education to the Ministry of Education, including policies on access, inclusion, retention and graduation of higher education students. The Undersecretary of Higher Education would also develop policies relating to the promotion development, support and continuous improvement of the quality of higher education institutions and their relationship with the needs of the country. The Undersecretary of Higher Education would also manage the new Common Access System for Higher Education Institutions, which would establish the process and mechanisms for the application, admission and selection of undergraduate students, and which would be mandatory at all higher education institutions that receive public funding through the Ministry of Education.

        The Higher Education Bill also includes new regulations applicable to not-for-profit educational institutions that would: (i) provide that their controllers and members can only be individuals, other not-for-profits or state-owned entities; (ii) create the obligation to use their resources and reinvest their surplus or profits in the pursuit of their objectives and in enhancing the quality of the education they provide; (iii) create the obligation to have a board of directors, which cannot delegate its functions, and whose members cannot be removed unless approved by the majority of the board and for serious reasons; and (iv) prohibit related party transactions with their founders, controllers, members of the board, rector and their relatives or related entities, unless the counterparty to the transaction is another not-for-profit entity, and establish regulations for other related party transactions which include the need for them to be under market conditions and approved by the board. For more information about possible changes in government regulation of higher education in Chile as a result of the Higher Education Bill, see "Item 1—Business—Industry Regulation—Chilean Regulation—Recent Developments." See also, "—Student protests may disrupt our ability to hold classes as well as our ability to attract and retain students, which could materially adversely affect our operations."

        We are currently evaluating the effect the proposed Higher Education Bill would have on the Chilean institutions in the Laureate International Universities network if it is adopted in the form introduced in the Chilean Congress. We cannot predict whether or not the proposed Higher Education Bill will be adopted in this form, or if any higher education legislation will be adopted that would affect the institutions in the Laureate International Universities network. However, if any such legislation is adopted, it could have a material adverse effect on our results of operations and financial condition.

        While we believe that all of our institutions in Chile are operating in full compliance with Chilean law, we cannot predict the extent or outcome of any educational reforms that may be implemented in Chile. Depending upon how these reforms are defined and implemented, there could be a material adverse effect on our financial condition and results of operations. Any disruption to our operations in Chile would have a material adverse effect on our financial condition and results of operations. Similar reforms in other countries in which we operate could also have a material adverse effect on our financial condition and results of operations.

Regulatory changes in Chile may reduce access to student financing for some of our students in Chile, which could reduce enrollments at our Chilean institutions.

        On November 27, 2015, the Chilean Congress passed the 2016 Budget Law. By means of the 2016 Budget Law, the administration sought to implement a policy to grant free access to higher education to students from the first five income deciles who attend certain universities or technical vocational ("tech/voc") institutions. For university students, the 2016 Budget Law would have required them to be enrolled in universities that either are members of the CRUCh or are private universities that are not members of the CRUCh that, on September 30, 2015, met the following requirements: (a) being accredited for four years or more; (b) not being related to for-profit legal entities; and (c) having a representative of the students or non-academic personnel as a member of their governing body. For tech/voc students, the Budget Law would have required them to be enrolled in institutions organized as not-for-profit legal entities that were accredited for four or more years.

        On December 21, 2015, the CT declared portions of the 2016 Budget Law dealing with higher education institutions to be unconstitutional, in particular those portions that would require students to attend institutions with specific characteristics in order to obtain free tuition as, under the Chilean Constitution, that would constitute arbitrary discrimination affecting students who are in the same economic condition.

        Before the CT published the text of its decision, the administration submitted to the Chilean Congress the Short Law. The Short Law was approved by Congress two days after its submission, on December 23, 2015, and published on December 26, 2015. The Short Law is effective only during 2016 and was not subject to a constitutional challenge.

        Under the Short Law, for university students to be eligible for free tuition, they had to come from the first five income deciles and enroll either in a State-owned university or in a private university that on December 27, 2015 was accredited for at least four years and controlled by individuals or not-for-profit legal entities. The Short Law excluded tech/voc students from eligibility for free tuition in 2016. However, the Short Law provided that free tuition for tech/voc students would be implemented within three years provided that they attend tech/voc institutions that were accredited for at least four years and were organized as not-for-profit legal entities. The Short Law provided that tech/voc institutions that were organized as for-profit entities should, not later than December 27, 2015, state their intention to reorganize as not-for-profit entities in order to be eligible to participate in certain student financing programs.

        For the period between the effective date of the Short Law and such time as students at tech/voc institutions became eligible to participate in the free tuition program, the Short Law modified the allocations of the NMS. The Short Law divided this scholarship program into three parts: (i) NMS I, which grants students who meet certain personal conditions scholarships of up to CLP 600,000 per year; (ii) NMS II, which grants students scholarships of up to CLP 850,000 per year, provided the students come from the first five income deciles and the tech/voc institution in which they are enrolled is organized as a not-for-profit legal entity or, if the tech/voc institution is not so organized, the institution has stated in writing its intention to become a not-for-profit entity and to be accredited; and (iii) NMS III, which grants students scholarships of up to CLP 900,000 per year, provided that such students and the institution in which they enroll meet the requirements for NMS II and the tech/voc institution was, on December 31, 2015, accredited for four years or more.

        The Chilean universities and tech/voc institutions in the Laureate International Universities network did not meet each of these tests, so students at these institutions were not eligible for free tuition or NMS II or NMS III scholarships under the Short Law.

        On November 11, 2016, the Chilean Congress passed the 2017 Budget Law. The 2017 Budget Law included changes to the policies for granting free access to higher education and scholarships to students from the first five and seven income deciles who attend certain universities or tech/voc institutions.

        For university students, the 2017 Budget Law provides for free access to higher education with the same requirements as were in the 2016 Budget Law but adds the requirement that eligible universities have a minimum of 80% of their newly enrolled students with an average result from the national university admissions examination, high school grades and high school rankings above a specified level, and have a transparent admission system that must have been published on the institution's website by December 1, 2016. For tech/voc institutions, the 2017 Budget Law provides for eligibility for free access for students if they are enrolled in institutions (i) organized as not-for-profit legal entities or as for-profit legal entities that have filed for transformation to not-for-profit legal entities under the "Transformation Law" passed by the Chilean Congress on November 16, 2016, before December 15, 2016, (ii) accredited for four years or more as of December 23, 2016, (iii) having as controllers not-for-profit legal entities or natural persons, (iv) having stated their intention to participate in the free access system before December 15, 2016, and (v) having a transparent admission system that must have been published on the institution's website by December 1, 2016.

        The 2017 Budget Law also modified the allocations of the BS Program. The BS Program supports access to higher education for university students coming from one of the first seven income deciles and covers the full amount of tuition up to an amount authorized by the government. Historically, the BS Program solely benefited students of CRUCh universities. The 2017 Budget Law terminated the differentiation between CRUCh and non-CRUCh universities for eligibility for the BS Program. Thus, for 2017, 3,500 BS Program scholarships will be granted to students at non-CRUCh universities and 3,500 additional BS Program scholarships will be granted to students at non-CRUCh universities in 2018. By 2019, the government promises to have an equal BS Program scholarship policy for all universities, whether CRUCh or non-CRUCh. Students may apply for a BS Program scholarship if their university is accredited for at least four years and if 80% of the university's newly enrolled students have an average result from the national university admissions examination, high school grades and high school rankings above a specified level.

        Under the 2017 Budget Law, the NMS II and NMS III are available to all students enrolled in a tech/voc institution, whether for-profit or not-for-profit: (i) NMS II in an amount of CLP 860,000 per year, or up to the effective government-approved tuition fee if it is less than that amount, for students who come from the first five income deciles with an average high school grade of 5.0 and the tech/voc institution in which they are enrolled being accredited for at least three years; and (ii) NMS III, in an amount up to CLP 900,000 per year, or up to the effective government-approved tuition fee if it is less than that amount, provided that such students and the institution in which they enroll meet the requirements for NMS II and the tech/voc institution was, on December 31, 2016, accredited for four years or more. The NMS III scholarship will last until the tax benefit established in the Transformation Law for tech/voc institutions ends.

        Finally, under the 2017 Budget Law, the Comptroller General will be in charge of overseeing the use of the public resources in higher education.

        We cannot predict the effect that the student financing reforms may have on our operations in Chile. Any material limitations on the access of our students in Chile to government-sponsored financing may have a material adverse effect on our financial condition and results of operations. Similar limitations on government-sponsored student financing in other countries in which we operate could also have a material adverse effect on our financial condition and results of operations.

We are subject to investigations by Chilean regulators, which could individually or in the aggregate, materially adversely affect our business, financial condition and results of operations.

        In December 2014, the Chilean Congress approved the Provisional Administrator Law. If the Ministry of Education were to determine that one of the universities in Chile that is part of the Laureate International Universities network had violated its bylaws, it could appoint a provisional administrator for that university causing us to lose our rights to control that institution, which could have a material adverse effect on our results of operations and financial condition.

        In June 2012, an investigative committee of the Chilean Chamber of Deputies issued a preliminary report on the Chilean higher education system alleging that certain universities, including the three universities that Laureate controls in Chile, have not complied with the requirements of Chilean law that universities be not-for-profit. Among the irregularities cited in the report are high salaries to board members or top executives, outsourcing of services to related parties, and that universities are being bought and sold by foreign and economic groups. The investigative committee referred its report to the Ministry of Education and to the Public Prosecutor of Chile to determine whether there has been any violation of the law. The Public Prosecutor has appointed a regional prosecutor to investigate whether any criminal charges should be brought for alleged violations of the laws on higher education. On July 19, 2012, the Chilean Chamber of Deputies rejected the report of the investigative committee. In December 2012, in light of the criminal prosecution of the former president of the National Accreditation Commission for alleged bribery, the Chilean Chamber of Deputies mandated its Education Commission to be an investigative committee regarding the functioning of the National Accreditation Commission, especially with respect to compliance with the National Accreditation Commission's duty to oversee higher education entities. The Education Commission delivered a report, which was approved by the Chamber of Deputies on October 1, 2013, containing several recommendations to improve regulation of the higher education accreditation system. Additionally, the Chilean Chamber of Deputies approved the creation of a special investigative committee to resume the investigation of higher education performed by the investigative committee that issued the June 2012 report that was previously rejected by the Chamber of Deputies. On January 15, 2014, that investigative committee approved a new report recommending, among other things, improvements to the Chilean higher education system regulations, amendments to the higher education financing system, particularly the CAE Program, imposition of criminal penalties for violation of the requirement that universities be not-for-profit, and support of legislation that would prohibit related party transactions, prohibit the transfer of control of universities, and require universities to have independent board members. The report was approved by the full Chamber of Deputies on April 1, 2014. If the Chilean Congress were to approve legislation implementing the recommendations in this report, it could have a material adverse effect on our results of operations and financial condition.

        On February 18, 2014, the Ministry of Education disclosed that on November 15, 2013 and February 11, 2014, it had initiated internal investigations into UDLA Chile and UNAB, respectively. The investigations were initiated upon referrals from the National Education Council and the National Accreditation Commission, which had conveyed to the Ministry of Education their concerns regarding certain agreements entered into by UDLA Chile and UNAB with their controlling entities, including concerns about the amount and real use made by the universities of the services provided under those agreements. The investigations are an initial step by the Ministry of Education to determine whether the Ministry should begin formal sanction proceedings against the universities. The Ministry of

Education also disclosed that it had delivered relevant documentation on the matter to the Public Prosecutor. In January 2016, the Ministry of Education announced that it had closed the investigation into UNAB.

        In May 2014, SII, the Chilean tax authority, instituted an audit of Universidad Viña del Mar, UNAB and UDLA Chile questioning whether they had regularly paid their taxes as non-profit entities for the period from 2011 to 2014, specifically in relation to their financial dealings with Laureate for-profit entities. Any non-compliance with the non-profit laws would subject them to the payment of additional taxes and penalties. As of August 2015, SII had notified all three institutions that its audit detected "no differences" in the taxes paid and the taxes owed, and provided a written closure letter to each of the institutions. In December 2016, SII notified separately UDLA Chile and UNAB that as part of the general audit program called "Auditoria Integral a Universidades," it was requesting supporting documentation from them for the tax periods between November 2013 and October 2016. On March 21, 2017, SII sent a similar notification to UVM Chile regarding the tax periods from May 2014 to October 2016. Each institution will submit responsive documents that support taxes paid related to its revenues and expenses, including to the extent such revenues and expenses involve financial dealings with Laureate for-profit entities.

        In June 2016, the Ministry of Education notified UNAB that it was opening an investigation into possible violations of the not-for-profit nature of UNAB. In September 2016, the Ministry of Education notified UVM Chile that it was opening a similar investigation of UVM Chile. Each of the institutions continues to be responsive to the Ministry of Education's requests as part of these investigations. Each investigation will be conducted by an investigator appointed by the Ministry of Education under the Provisional Administrator Law, and both UNAB and UVM Chile have been advised that the investigation will last at least six months. Under the Provisional Administrator Law, at the end of the investigation the Ministry of Education can either close the investigation or issue a report imposing one of the following measures: (i) ordering a recovery plan for the investigated institution, should the Ministry verify severe breaches of the institution's financial, administrative, labor or academic commitments; (ii) with the prior consent of the National Education Council, naming a provisional administrator for the institution if the Ministry determines that (a) there are serious risks to the administrative or financial viability of the institution that may affect the continuity of its educational programs, (b) there are serious and recurring breaches of the academic commitments of the institution to its students due to a lack of educational or teaching resources available to grant professional or technical degrees, (c) it is impossible for the institution to maintain its academic functions due to sanctions, injunctions or foreclosures affecting the institution, its campuses or its assets, (d) the institution is declared bankrupt or (e) a recovery plan pursuant to (i) above has not been presented, has been rejected or has been breached by the institution; or (iii) initiating a process to revoke the institution's license, in which case it would name a closing administrator.

        While we believe that all of our institutions in Chile are operating in full compliance with Chilean law, we cannot predict whether the Ministry of Education or the Public Prosecutor will take any action in response to the reports of the Chamber of Deputies investigative committees, or what outcome may result from any investigations undertaken by the Ministry of Education, the Public Prosecutor or the SII in response to the referrals from the National Education Council and National Accreditation Commission, or by the Ministry of Education as a result of its investigation under the Provisional Administrator Law. Depending upon the outcome of any investigation by the Chilean authorities, there could be a material adverse effect on our business. Any disruption to our operations in Chile would have a material adverse effect on our financial condition and results of operations.

Our right to receive economic benefits from certain of the institutions that are organized as not-for-profit or non-stock entities, and that we account for as variable interest entities, may be limited.

        We have obtained board and operating control and controlling financial interests in entities outside the United States that are educational institutions similar to U.S. not-for-profit, non-stock universities. Under applicable law, these institutions do not have recognized "owners" or shareholders, and generally cannot declare dividends or distribute their net assets to us. For accounting purposes, we have determined that these institutions are Variable Interest Entities ("VIEs") under GAAP and that we are the primary beneficiary of these VIEs. Maintenance of our interest in the VIE institutions, and our ability to receive economic benefits from these entities, is based on a combination of (1) service agreements that other Laureate entities have with the VIE institutions, allowing the institutions to access the benefits of the Laureate International Universities network and allowing us to recognize economies of scale throughout the network, (2) our ability to provide these entities with opportunities to invest for market returns in education-related real estate entities globally and (3) our ability to transfer our rights to govern the VIE institutions, or the entities that possess those rights, to other parties, which would yield a return if and when these rights are transferred. In limited circumstances, we may have rights to the residual assets in liquidation. Under the mutually agreed service agreements, we are paid at market rates for providing services to institutions such as access to content, support with curriculum design, professional development, student exchange, access to dual degree programs, affiliation and access to the Laureate International Universities network, and management, legal, tax, finance, accounting, treasury, use of real estate and other services. While we believe these arrangements conform to applicable law, the VIE institutions are subject to regulation by various agencies based on the requirements of local jurisdictions. These agencies, as well as local legislative bodies, review and update laws and regulations as they deem necessary or appropriate. We cannot predict the form of any laws that may be enacted, or regulations that ultimately may be adopted in the future, or what effects they might have on our results of operations, financial condition and cash flows. If local laws or regulations were to change, the VIE institutions were found to be in violation of existing local laws or regulations, or regulators were to question the financial sustainability of the VIE institutions and/or whether the contractual arrangements were at fair value, local government agencies could, among other actions:

  •
  revoke the business licenses and/or accreditations of the VIE institutions;

  •
  void or restrict related party transactions, such as the contractual arrangements between us and the VIE institutions;

  •
  impose fines that significantly impact business performance or other requirements with which the VIE institutions may not be able to comply;

  •
  require us to change the governance structures of the VIE institutions, such that we would no longer maintain control of the VIE institutions; or

  •
  disallow a transfer of our rights to govern the VIE institutions, or the entities that possess those rights, to a third party for consideration.

        If we are unable to receive economic benefits from these institutions, it would have a material adverse effect on our results of operations and financial condition. In addition, if we are unable or limited in our ability to receive economic benefits from these institutions, we may be unable to consolidate the VIE institutions into our consolidated financial statements or we may be limited in our ability to recognize all of the institutions' earnings in our consolidated statements of operations.

Our ability to control our institutions may be materially adversely affected by changes in laws affecting higher education in certain countries in which we operate.

        Our institutions are governed by the higher education laws of the various countries in which we operate, which may be amended or interpreted in ways that affect our ability to maintain control over the institutions through our ability to appoint the members of the institutions' governing bodies. If we are unable to maintain our rights of control of appointments to those governing bodies, our ability to realize economic benefits from these institutions may be severely limited, including not being able to transfer control of the institutions in a way that would yield us a return on our investment or not being able to implement or maintain service agreements with those institutions.

        It is possible that the governance and control structures that we implement at a specific institution to comply with local laws and regulations would not allow us to meet the standards for consolidation of that institution's financial statements into our own consolidated financial statements. If we determine that we do not control an institution or otherwise meet the standards for consolidation, deconsolidation of that institution would be required. In that event, or if our controlling financial interest in that institution is impaired, it could have a material adverse effect on our business, financial condition and results of operations.

        For example, in the second half of 2010, Ecuador adopted a new higher education law that, upon its implementation, required us to modify the governance structure of our institution in that country. While the constitutionality of certain provisions of the higher education law is currently being challenged in Ecuador's court system, the law has been implemented. In the fourth quarter of 2012, the Consejo de Educación Superior (the "CES"), the relevant regulatory body, commenced reviewing and issuing comments on bylaws submitted by other Ecuadorian higher education institutions, implementing and enforcing the co-governance provisions of the new law. In accordance with ASC 810-10-15-10, we believed that control no longer resided with Laureate given the governmentally imposed uncertainties. As a result, UDLA Ecuador was deconsolidated in the fourth quarter of 2012 and a loss of $43.7 million was recorded in loss from regulatory changes in the consolidated statement of operations. This loss represented our initial investment on the leveraged buyout date in the Ecuadorian institution of $17.9 million, as well as $25.8 million of accumulated earnings from the leveraged buyout date to the date of deconsolidation. The CES approved UDLA Ecuador's new bylaws complying with the 2010 law in September 2014 and we no longer control UDLA Ecuador, although we maintain contractual arrangements with the institution. See also "Item 1—Business—Industry Regulation—Chilean Regulation—Recent Developments."

Our business may be materially adversely affected by a general economic slowdown or recession.

        Many countries around the world have recently experienced reduced economic activity, increased unemployment, substantial uncertainty about their financial services markets and, in some cases, economic recession. These events may reduce the demand for our programs among students, which could materially adversely affect our business, financial condition, results of operations and cash flows. These adverse economic developments also may result in a reduction in the number of jobs available to our graduates and lower salaries being offered in connection with available employment which, in turn, may result in declines in our placement and retention rates. For example, in the United States, our professional-oriented graduate programs, such as master's degrees in teaching, are directly affected by the employment and promotion prospects for persons with advanced degrees. Efforts by states in recent years to reduce education funding by laying off younger teachers and curtailing pay increases for remaining teachers may have a material adverse effect on our ability to attract and retain students in our graduate education programs. In addition, in 2015 we generated approximately 83% of our revenues outside the United States, including approximately 56% of our revenues from our LatAm segment. As a result, any general economic slowdown or recession that disproportionately impacts the countries in which our institutions operate could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The higher education market is very competitive, and we may not be able to compete effectively.

        Higher education markets around the world are highly fragmented and are very competitive and dynamic. Our institutions compete with traditional public and private colleges and universities and other proprietary institutions, including those that offer online professional-oriented programs. In each of the countries where we operate a private institution, our primary competitors are public and other private universities, some of which are larger, more widely known and have more established reputations than our institutions. Some of our competitors in both the public and private sectors may have greater financial and other resources than we have and have operated in their markets for many years. We also face potential competition from alternative education providers that prioritize open access education to students. A number of these providers have been formed recently to provide online curriculum from leading academics at little or no cost to the student. If this new modality is successful, it could disrupt the economics of the current education model (both for-profit and not-for-profit institutions). Other competitors may include large, well-capitalized companies that may pursue a strategy similar to ours of acquiring or establishing for-profit institutions. Public institutions receive substantial government subsidies, and public and private not-for-profit institutions have access to government and foundation grants, tax-deductible contributions and other financial resources generally not available to for-profit institutions. Accordingly, public and private not-for-profit institutions may have instructional and support resources superior to those in the for-profit sector, and public institutions can offer substantially lower tuition prices or other advantages that we cannot match.

        Any of these large, well-capitalized competitors may make it more difficult for us to acquire institutions as part of our growth strategy. They may also be able to charge lower tuitions or attract more students, which would adversely affect our growth and the profitability of our competing institutions. There is also an increased ability of traditional universities to offer online programs and we expect competition to increase as the online market matures. This may create greater pricing or operating pressure on us, which could have a material adverse effect on our institutions' enrollments, revenues and profit margins. We may not be able to compete successfully against current or future competitors and may face competitive pressures that could have a material adverse effect on our business, financial condition and results of operations.

If our graduates are unable to obtain professional licenses or certifications required for employment in their chosen fields of study, our reputation may suffer and we may face declining enrollments and revenues or be subject to student litigation.

        Certain of our students require or desire professional licenses or certifications after graduation to obtain employment in their chosen fields. Their success in obtaining such licensure depends on several factors, including the individual merits of the student, whether the institution and the program were approved by the relevant government or by a professional association, whether the program from which the student graduated meets all governmental requirements and whether the institution is accredited. If one or more governmental authorities refuses to recognize our graduates for professional licensure in the future based on factors relating to us or our programs, the potential growth of our programs would be negatively affected, which could have a material adverse effect on our business, financial condition and results of operations. In addition, we could be exposed to litigation that would force us to incur legal and other expenses that could have a material adverse effect on our business, financial condition and results of operations. For example, in 2013, 2015 and 2016, several groups of current and former students filed five separate lawsuits against St. Augustine relating to matters arising before we acquired that institution in November 2013. The allegations relate to a program that was launched in May 2011 and, at the time, offered a "Master of Orthopaedic Physician's Assistant Program" degree. The plaintiffs in these matters allege that the university misrepresented their ability to practice as licensed Physician Assistants with a heightened specialty in orthopaedics. One of the lawsuits was resolved in October 2015, another was resolved in March 2016, and another was resolved in June 2016 and all have been dismissed. See "Item 3—Legal Proceedings" for more information. See also "—Risks Relating to Our Highly Regulated Industry in the United States—The inability of our graduates to obtain licensure or other specialized outcomes in their chosen professional fields of study could reduce our enrollments and revenues, and potentially lead to litigation that could be costly to us."

Our business may be materially adversely affected if we are not able to maintain or improve the content of our existing academic programs or to develop new programs on a timely basis and in a cost-effective manner.

        We continually seek to maintain and improve the content of our existing academic programs and develop new programs in order to meet changing market needs. Revisions to our existing academic programs and the development of new programs may not be accepted by existing or prospective students or employers in all instances. If we cannot respond effectively to market changes, our business may be materially adversely affected. Even if we are able to develop acceptable new programs, we may not be able to introduce these new programs as quickly as students or employers require or as quickly as our competitors are able to introduce competing programs. Our efforts to introduce a new academic program may be conditioned or delayed by requirements to obtain foreign, federal, state and accrediting agency approvals. The development of new programs and courses, both conventional and online, is subject to requirements and limitations imposed by the governmental regulatory bodies of the various countries in which our institutions are located, including the DOE, state licensing agencies and the relevant accrediting bodies. The imposition of restrictions on the initiation of new educational programs by regulatory agencies may delay such expansion plans. If we do not respond adequately to changes in market requirements, our ability to attract and retain students could be impaired and our financial results could suffer.

        Establishing new academic programs or modifying existing academic programs also may require us to make investments in specialized personnel and capital expenditures, increase marketing efforts and reallocate resources away from other uses. We may have limited experience with the subject matter of new programs and may need to modify our systems and strategy. If we are unable to increase the number of students, offer new programs in a cost-effective manner or otherwise manage effectively the operations of newly established academic programs, our business, financial condition and results of operations could be materially adversely affected.

Failure to keep pace with changing market needs and technology could harm our ability to attract students.

        The success of our institutions depends to a significant extent on the willingness of prospective employers to hire our students upon graduation. Increasingly, employers demand that their employees possess appropriate technological skills and also appropriate "soft" skills, such as communication, critical thinking and teamwork skills. These skills can evolve rapidly in a changing economic and technological environment. Accordingly, it is important that our educational programs evolve in response to those economic and technological changes. The expansion of existing academic programs and the development of new programs may not be accepted by current or prospective students or by the employers of our graduates. Students and faculty increasingly rely on personal communication devices and expect that we will be able to adapt our information technology platforms and our educational delivery methods to support these devices and any new technologies that may develop. Even if our institutions are able to develop acceptable new programs and adapt to new technologies, our institutions may not be able to begin offering those new programs and technologies as quickly as required by prospective students and employers or as quickly as our competitors begin offering similar programs. If we are unable to adequately respond to changes in market requirements due to regulatory or financial constraints, unusually rapid technological changes or other factors, our ability to attract and retain students could be impaired, the rates at which our graduates obtain jobs involving their fields of study could suffer and our results of operations and cash flows could be materially adversely affected.

If students who avail themselves of government-sponsored student financing programs in certain countries do not graduate and subsequently default on their loans, we may be responsible for repaying a significant portion of their loans.

        Our accredited Chilean institutions participate in a Chilean government-sponsored student financing program known as the CAE Program. The program was implemented by the Chilean government in 2006 to promote higher education in Chile for lower socio-economic level students with good academic standing. The CAE Program involves tuition financing and guarantees that are shared by our institutions and the government. As part of the program, our institutions provide guarantees resulting in contingent liabilities to third-party financing institutions, beginning at 90% of the tuition loans made directly to qualified students enrolled through the CAE Program and declining to 60%. The guarantees by our institutions are for the period in which the student is enrolled, and the guarantees are assumed entirely by the government upon the student's graduation. Additionally, when a student leaves one of our institutions and enrolls in another CAE-qualified institution, our institution will remain the guarantor of the tuition loans that have been granted to the student up to such date, and until the student's graduation from the new CAE-qualified institution. Assuming that all students at our institutions who are in the CAE Program, and all students who left our institutions and were part of the CAE Program, do not graduate, and that all of those students default on the full amount of the CAE-qualified loan balances, the maximum potential amount of payments our institutions could be required to make under the CAE Program was approximately $479 million at December 31, 2016. As of December 31, 2016, we had recorded $20.6 million as estimated guarantee liabilities for these obligations. If a significant portion of our students who participate in the CAE Program were to default, the financial condition and results of operations of each participating institution would be materially adversely affected.

        Similarly, students at substantially all of our Brazilian institutions are participating in a Brazilian government program known as FIES. FIES is a federal program established to provide financing to students enrolled in private institutions of higher education that meet certain academic standards and whose household incomes per capita relative to the cost of tuition are below a certain level. Under FIES, the government loans a portion of the tuition to eligible students, some of whom are required to name a guarantor to underwrite their loan. The government then pays the corresponding loan amount to the higher education institution in special bonds that the institution may use to pay its national social security tax and certain other federal taxes or, if the institution has a tax clearance certificate, that the institution can sell for cash in a public auction conducted by a government-sponsored bank. Under FIES, if a student defaults on his or her repayment of a FIES loan, and the guarantor does not fulfill its guarantee, the higher education institution is responsible for repaying up to 15% of the related delinquency (30% if an institution has one or more open tax disputes that are not being defended in compliance with the applicable security/bond requirements). However, since February 2014, all new students who participate in FIES must also enroll in the FGEDUC, which is a government-mandated, private guarantee fund that allows participating educational institutions to insure themselves for 90% (or 13.5% of 15%) of their losses related to student defaults under the FIES program. See "Item 1—Business—Our Operating Segments—LatAm—Government-Sponsored Financing Programs." If participation by our Brazilian students in FIES increases, and a significant portion of our participating students in the program were to default and their respective guarantors were to fail to fulfill the terms of their guarantee, or if the defaulting student was not required to provide a guarantor, our financial condition and results of operations could be materially adversely affected. In addition, if any institution were involved in a tax dispute with the Brazilian government, and such institution were not defending the suit in compliance with the applicable security/bond requirements, the amount of the guarantee would increase to 30%, which could materially adversely affect our business, financial condition and results of operations.

Regulatory changes that affect the timing of government-sponsored student aid payments or receipt of government-sponsored financial aid could materially adversely affect our liquidity.

        New regulations may change the timing for the collection of government-sponsored student aid payments from our students. For example, in December 2014, regulators in Brazil announced several significant rule changes to FIES beginning in 2015; additional regulations were issued in December 2015. These changes raise the eligibility requirements, reduce the annual budget for the program and delay payments to the post-secondary institutions that would otherwise have been due in 2015 and 2016. Such a delay in tuition payments from government-sponsored programs may negatively affect our liquidity and we may require additional working capital or third-party funding to finance our operations. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity Sources—FIES Payment Plan," "Item 1—Business—Our Operating Segments—LatAm—Government—Sponsored Student Financing Programs" and "Item 1—Business—Industry Regulation—Brazil Regulation—Student Financing Program." See also "—Risks Relating to our Highly Regulated Industry in the United States—The DOE may change our U.S. Institutions' method of receiving Title IV program funds, which could materially affect our liquidity."

We may have exposure to greater-than-anticipated tax liabilities.

        As a multinational corporation, we are subject to income taxes as well as non-income based taxes in the United States and various foreign jurisdictions.

        Our future income taxes could be materially adversely affected by earnings being lower than anticipated in jurisdictions where we have lower statutory tax rates and higher than anticipated in jurisdictions where we have higher statutory tax rates. In addition, changes in the valuation of our deferred tax assets and liabilities, or changes in tax laws, regulations and accounting principles, could have a material adverse effect on our future income taxes. The determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment, and there are many transactions and calculations where the ultimate tax determination is uncertain. We have not recorded any deferred tax liabilities for undistributed foreign earnings either because of legal restrictions on distributions or because our historical strategy was to reinvest these earnings outside the United States. As circumstances change and if some or all of these undistributed foreign earnings are remitted to the United States, we may be required to recognize deferred tax liabilities on those amounts.

        We earn a significant amount of our income from subsidiaries located in countries outside the United States, and any repatriation of funds currently held in foreign jurisdictions may result in higher effective tax rates for our company. In addition, there have been proposals to change U.S. tax laws that would significantly impact how U.S. multinational corporations are taxed on foreign earnings. Although we cannot predict whether or in what form this proposed legislation may pass, if enacted it could have a material adverse effect on our tax expense and cash flows.

        Additionally, in certain countries in which we operate, higher education institutions are either exempt from paying certain taxes, including income taxes, or pay taxes at significantly reduced rates. This includes certain of our higher education institutions that are organized as VIEs, similar to not-for-profit institutions in the United States. If we were to lose this favorable tax treatment, either because a VIE institution is converted into a for-profit shareholder-owned entity, or because of a change in local tax laws, our tax liabilities could increase materially.

        We are subject to regular review and audit by both domestic and foreign tax authorities. Any adverse outcome of such a review or audit could have a negative effect on our operating results and financial condition. We are also subject to non-income based taxes, such as payroll, sales, use, value-added, net worth, property and goods and services taxes, in both the United States and various foreign jurisdictions. We are under regular audit by tax authorities with respect to these non-income based taxes and may have exposure to additional non-income based tax liabilities. Our acquisition activities have increased the volume and complexity of laws and regulations that we are subject to and with which we must comply.

        During 2010, we were notified by the Spanish Taxing Authorities ("STA") (in this case, by the Regional Inspection Office of the Special Madrid Tax Unit) that an audit of some of our Spanish subsidiaries was being initiated for 2006 and 2007. On June 29, 2012, the STA issued a final assessment to Iniciativas Culturales de España, S.L. ("ICE"), our Spanish holding company, for approximately EUR 11.1 million ($11.5 million at December 31, 2016), including interest, for those two years based on its rejection of the tax deductibility of financial expenses related to certain intercompany acquisitions and the application of the Spanish ETVE regime. On July 25, 2012, we filed a claim with the Regional Economic-Administrative Court challenging this assessment and, in the same month, we issued a cash-collateralized letter of credit for the assessment amount, in order to suspend the payment of the tax due. Further, in July 2013, we were notified by the STA (in this case, by the Central Inspection Office for Large Taxpayers) that an audit of ICE was also being initiated for 2008 through 2010. On October 19, 2015, the STA issued a final assessment to ICE for approximately EUR 17.2 million ($17.9 million at December 31, 2016), including interest, for those three years. We have appealed this assessment and, in order to suspend the payment of the tax assessment until the court decision, we issued a cash-collateralized letter of credit for the assessment amount plus interest and surcharges. We believe the assessments in this case are without merit and intend to defend vigorously against them. During the second quarter of 2016, we were notified by the STA that tax audits of the Spanish subsidiaries were also being initiated for 2011 and 2012; no assessments have yet been issued for these years. Also during the second quarter of 2016, the Regional Administrative Court issued a decision against the Company on its appeal. The Company has further appealed at the Highest Administrative Court level. The Company plans to continue the appeals process for the periods already audited and assessed.

        During the quarter ended June 30, 2015, we reassessed our position regarding the ICE tax audit matters as a result of recent adverse decisions from the Spanish Supreme Court and Spanish National Court on cases for taxpayers with similar facts, and determined that we could no longer support a more-likely-than-not position. As a result, during the second quarter of 2015, we recorded a provision totaling EUR 37.6 million ($42.1 million) for the period from January 1, 2006 through December 31, 2016. We plan to continue the appeals process for the periods already audited and assessed.

        Although we believe our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially adversely affect our financial results in the period or periods for which such determination is made.

Market perceptions concerning the instability of the euro, the potential reintroduction of individual currencies within the Eurozone, or the potential dissolution of the euro entirely, could adversely affect our business and financial position.

        As a result of the credit crisis in Europe, in particular in Cyprus, Greece, Italy, Ireland, Portugal and Spain, the European Commission created the European Financial Stability Facility (the "EFSF") and the European Financial Stability Mechanism (the "EFSM") to provide funding to Eurozone countries in financial difficulties that seek such support. Throughout 2011, the EFSF and EFSM undertook a series of interventions to provide direct financing or other credit support to European governments. In 2012, certain Eurozone states announced austerity programs and other cost-cutting initiatives, and the EFSF was permitted to further expand its powers to provide direct loans to certain Eurozone financial institutions. Despite these measures, there can be no assurance that the recent market disruptions in Europe related to sovereign debt, including the increased cost of funding for certain governments and financial institutions, will not continue, nor can there be any assurance that future assistance packages will be available or, even if provided, will be sufficient to stabilize the affected countries and markets in Europe or elsewhere.

        Uncertainty persists regarding the debt burden of certain Eurozone countries, including those in which we have higher education institutions, and the solvency of certain European financial institutions and their respective ability to meet future financial obligations. In 2015, Greece entered into extended negotiations with its international creditor institutions as to its request for additional assistance or relief in meeting its financial obligations. Uncertainty regarding this financial assistance and Greece's ability to meet its financial obligations led to the imposition of capital controls within Greece and the closing of the country's banks and stock exchanges for an extended period of time, all of which has caused a significant negative impact on the Greek economy. While we do not have any institutions in Greece, our institution in Cyprus (European University Cyprus) draws a significant proportion of its students from Greece, and may be adversely affected by the current and any future economic turmoil in Greece.

        In general, the protracted adverse market conditions in Europe have created doubts as to the overall stability of the euro and the suitability of the euro as a single currency given the diverse economic and political circumstances in individual member states. These and other concerns could lead to the reintroduction of individual currencies in one or more member states or, in more extreme circumstances, the possible dissolution of the euro entirely. Should the euro dissolve entirely, the legal and contractual consequences for holders of euro-denominated obligations would be determined by laws in effect at such time. These potential developments, or market perceptions concerning these and related issues, could materially adversely affect our business, financial condition and results of operations.

Our reported revenues and earnings may be negatively affected by the strengthening of the U.S. dollar and currency exchange rates.

        We report revenues, costs and earnings in U.S. dollars, while our institutions generally collect tuition in the local currency. Exchange rates between the U.S. dollar and the local currency in the countries where we operate institutions are likely to fluctuate from period to period. In 2016, approximately 83% of our revenues originated outside the United States. We translate revenues and other results denominated in foreign currencies into U.S. dollars for our consolidated financial statements. This translation is based on average exchange rates during a reporting period. The U.S. dollar has been strengthening against many international currencies, including the Brazilian real, euro and Mexican peso. For example, the Brazilian dollar-to-real spot exchange rate increased from 1:2.3621 on December 31, 2013 to 1:2.6576 on December 31, 2014, 1:3.9180 on December 31, 2015 and 1:3.2695 on December 31, 2016. As the exchange rate of the U.S. dollar strengthens, our reported international revenues and earnings are reduced because foreign currencies translate into fewer U.S. dollars. For the year ended December 31, 2016, a hypothetical 10% adverse change in average annual foreign currency exchange rates, excluding the impacts of our derivatives, would have decreased our operating income and our Adjusted EBITDA by $26.2 million and $78.1 million, respectively. For more information, see "Item 7A—Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Exchange Risk."

        To the extent that foreign revenues and expense transactions are not denominated in the local currency and/or to the extent foreign earnings are reinvested in a currency other than their functional currency, we are also subject to the risk of transaction losses. We occasionally enter into foreign exchange forward contracts or other hedging arrangements to reduce the earnings impact of non-functional currency denominated non-trade receivables and debt and to protect the U.S. dollar value of our assets and future cash flows with respect to exchange rate fluctuations. Given the volatility of exchange rates, there is no assurance that we will be able to effectively manage currency transaction and/or translation risks. Therefore, volatility in currency exchange rates may have a material adverse effect on our business, financial condition, results of operations and cash flows.

        Currency exchange rates and our reported revenues and earnings may also be negatively affected by inflation or hyperinflation. If a country in which we operate is designated as a highly inflationary economy in the future under GAAP, the U.S. dollar would become the functional currency for our operations in that country. As a result, all gains and losses resulting from the remeasurement of the financial results of operations in such country and other transactional foreign exchange gains and losses would be reflected in our earnings, which could result in volatility within our earnings, rather than as a component of our comprehensive income within stockholders' equity. Hyperinflation in any of the countries in which we operate may have a material adverse effect on our business, financial condition, results of operations and cash flows.

Goodwill and indefinite-lived intangibles make up a significant portion of our total assets, and if we determine that goodwill or indefinite-lived intangibles become impaired in the future, net income and operating income in such years may be materially and adversely affected.

        As of December 31, 2016, the net carrying value of our goodwill and other intangible assets totaled approximately $3,288.8 million. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. Due to the revaluation of our assets at the time of the LBO and acquisitions we have completed historically, goodwill makes up a significant portion of our total assets. In accordance with generally accepted accounting principles, we periodically review goodwill and indefinite-lived intangibles for impairment and any excess in carrying value over the estimated fair value is charged to the results of operations. Our review of goodwill and indefinite-lived intangibles at December 31, 2016 resulted in an aggregate reduction of $23.5 million in the value of such assets in our financial statements. Future reviews of goodwill and indefinite-lived intangibles could result in reductions. Any reduction in net income and operating income resulting from the write down or impairment of goodwill and indefinite-lived intangibles could adversely affect our financial results. If economic or industry conditions deteriorate or if market valuations decline, including with respect to our Class A common stock, we may be required to impair goodwill and indefinite-lived intangibles in future periods.

We experience seasonal fluctuations in our results of operations.

        Most of the institutions in our network have a summer break, during which classes are generally not in session and minimal revenues are recognized. In addition to the timing of summer breaks, holidays such as Easter also have an impact on our academic calendar. Operating expenses, however, do not fully correlate to the enrollment and revenue cycles, as the institutions continue to incur expenses during summer breaks. Given the geographic diversity of our institutions and differences in timing of summer breaks, our second and fourth quarters are stronger revenue quarters as the majority of our institutions are in session for most of these respective quarters. Our first and third fiscal quarters are weaker revenue quarters because the majority of our institutions have summer breaks for some portion of one of these two quarters. Because a significant portion of our expenses do not vary proportionately with the fluctuations in our revenues, our results in a particular fiscal quarter may not indicate accurately the results we will achieve in a subsequent quarter or for the full fiscal year.

Connectivity constraints or system disruptions to our computer networks could have a material adverse effect on our ability to attract and retain students.

        We run the online operations of our institutions on different platforms, which are in various stages of development. The performance and reliability of these online operations are critical to the reputation of our institutions and our ability to attract and retain students. Any computer system error or failure, or a sudden and significant increase in traffic on our institutions' computer networks may result in the unavailability of these computer networks. In addition, any significant failure of our computer networks could disrupt our on-campus operations. Individual, sustained or repeated occurrences could significantly damage the reputation of our institutions' operations and result in a loss of potential or existing students. Additionally, the computer systems and operations of our institutions are vulnerable to interruption or malfunction due to events beyond our control, including natural disasters and other catastrophic events and network and telecommunications failures. The disaster recovery plans and backup systems that we have in place may not be effective in addressing a natural disaster or catastrophic event that results in the destruction or disruption of any of our critical business or information technology and infrastructure systems. As a result of any of these events, we may not be able to conduct normal business operations and may be required to incur significant expenses in order to resume normal business operations. As a result, our revenues and results of operations may be materially adversely affected.

We rely on computer systems for financial reporting and other operations and any disruptions in our systems would materially adversely affect us.

        We rely on computer systems to support our financial reporting capabilities, including our SSOs, and other operations. As with any computer systems, unforeseen issues may arise that could affect our ability to receive adequate, accurate and timely financial information, which in turn could inhibit effective and timely decisions. Furthermore, it is possible that our information systems could experience a complete or partial shutdown. If such a shutdown occurred, it could materially adversely affect our ability to report our financial results in a timely manner or to otherwise operate our business.

The personal information that we collect may be vulnerable to breach, theft or loss that could materially adversely affect our reputation and operations.

        Possession and use of personal information in our operations subjects us to risks and costs that could harm our business. Our institutions collect, use and retain large amounts of personal information regarding our students and their families, including social security numbers, tax return information, personal and family financial data and credit card numbers. We also collect and maintain personal information of our employees in the ordinary course of our business. In addition, we collect and maintain other types of information, such as leads, that may include personal information of our business contacts in the ordinary course of our business. Our computer networks and the networks of certain of our vendors that hold and manage confidential information on our behalf may be vulnerable to unauthorized access, computer hackers, computer viruses, cyber-attacks and other security threats. Confidential information also may become available to third parties inadvertently when we integrate or convert computer networks into our network following an acquisition of an institution or in connection with upgrades from time to time.

        Due to the sensitive nature of the information contained on our networks, such as students' grades, our networks may be targeted by hackers. A user who circumvents security measures could misappropriate proprietary information or cause interruptions or malfunctions in our operations. Although we use security and business controls to limit access and use of personal information, a third party may be able to circumvent those security and business controls, which could result in a breach of student or employee privacy. In addition, errors in the storage, use or transmission of personal information could result in a breach of student or employee privacy. Possession and use of personal information in our operations also subjects us to legislative and regulatory burdens that could require notification of data breaches and restrict our use of personal information. As a result, we may be required to expend significant resources to protect against the threat of these security breaches or to alleviate problems caused by these breaches. A major breach, theft or loss of personal information regarding our students and their families, our employees, or other persons that is held by us or our vendors could have a material adverse effect on our reputation and results of operations and could result in further regulation and oversight by governmental authorities and could violate the laws of one or more countries in which we operate, which could subject us to civil or criminal penalties and increased costs of compliance.

We may lose the right to license certain intellectual property which is integral to our online course offerings.

        With our mandate that all of our institutions offer a certain percentage of online course offerings, we rely heavily upon the licensing of third party materials, including e-textbooks, graphic, video and audio media, which are incorporated into our globally-offered course content. Our institutions contract with large vendors which offer volumes of such course content. We could lose the right to license some percentage or all of those third party materials for several reasons, including our licensors' infringement of third-party materials, going out of business and terminating our content licenses for one or more business reasons. We rely on the negotiation of extensive licensing rights to mitigate this eventuality and contract with known, reliable vendors. If we lose the right to a significant percentage of such content, our course offerings and programs could be negatively impacted because those materials must be removed from our course offerings, resulting in significant cost to us to revise those impacted courses and a poor educational experience for our students, which could negatively affect our reputation and our financial condition and results of operations may be materially adversely affected.

We may infringe the intellectual property rights of one or more of our third-party licensors.

        All of our institutions offer a certain percentage of online course offerings. The educational content contained in such online course offerings is inherently more susceptible to infringement than campus-based learning materials because it is easier to make many digital copies of an online text, picture, video or audio file than it is to reproduce hard-copy materials. Also, intellectual property laws can vary from country-to-country, resulting in additional risk of infringement when licensing the same materials in multiple countries. Our institutions take reasonable precautions to ensure that all course content offerings used by them are properly licensed and distributed; however, there is no assurance that all of our course content offerings are properly licensed. Additionally, we create universally applicable course and program offerings which are licensed throughout our institutions, meaning that a single act of infringement could adversely affect multiple institutions around the world. Intellectual property infringement by us and our institutions can result in damaged vendor relationships, legal proceedings, loss of course content, and reputational loss, which could negatively affect our reputation and our financial condition and results of operations may be materially adversely affected.

We may be unable to bring the Laureate brand into new markets due to preexisting trademark owners.

        We file for and seek trademark protection for at least one of the Laureate brands, including "Laureate," "Laureate Education, Inc.," "Laureate Online Education," "Laureate Online International," and "Laureate International Universities" in all jurisdictions in which it operates. Our business model includes expanding into new markets through the creation and/or acquisition of new institutions in new or existing countries. Preexisting trademark owners already have rights to some variant of the Laureate trademark in the education industry in these new countries and this would prevent Laureate from introducing its brand to emerging markets. This could prevent Laureate from achieving a comprehensively global educational brand.

Our trademarks are subject to infringement.

        As a global education services brand, we are subject to infringement by third parties attempting to trade on the Laureate brand's goodwill. We have spent considerable time and resources over the years in defending its trademark rights in the United States and abroad. It is difficult to assess the cost and likelihood of success in any legal proceeding related to trademark infringement, but we have implemented a policy of obtaining trademark rights for all of our brands in all countries in which we operate or plan to operate in the future. For example, in 2014, we filed a trademark infringement suit against an alleged infringer of the Laureate trademark located in Georgia. The alleged infringer has formed several companies which incorporate the name "Laureate" and which purport to operate in the field of educational services. While the litigation is ongoing, we expect to prevail, and, to date, the alleged infringer has not presented evidence to date that its use predates our use of the trademark "Laureate" in the field of educational service. An unfavorable result in a trademark infringement case such as this could lead to us being barred from using our trademark in certain jurisdictions around the world and negatively affect our reputation.

Student protests and strikes may disrupt our ability to hold classes as well as our ability to attract and retain students, which could materially adversely affect our operations.

        Political, social and economic developments in the countries in which we operate may cause protests and disturbances against conditions in those countries, including policies relating to the operation and funding of higher education institutions. These disturbances may involve protests on university campuses, including the occupation of university buildings and the disruption of classes. For example, during the second quarter of 2016, students in Chile engaged in a mobilization that included the occupation of buildings and disruption of classes on their respective campuses to protest, among other things, the failure of the Chilean government to enact proposed reforms of the higher education system that had been promised by President Bachelet in her 2013 presidential campaign, as well as to call attention to their belief that there should not be any role or involvement of for-profit companies in the operation of private universities in Chile, including the universities that are part of the Laureate International Universities network. During May and June 2016, approximately 30 universities as well as over 100 high schools had their buildings occupied or classes disrupted due to the student mobilizations. Students occupied buildings on five of UNAB's campuses and one campus at Universidad Viña del Mar and over 70% of students enrolled at those universities, representing approximately 22% of the total number of students enrolled in Laureate International Universities institutions in Chile, were not able to attend classes during that time as a result of such protests, although classes returned to normal in July 2016. We are unable to predict whether students at institutions in the Laureate International Universities network in Chile or other countries will engage in various forms of protest in the future. Should we sustain student strikes, protests or occupations in Chile or other countries in the future, it could have a material adverse effect on our results of operations and on our overall financial condition. Further, we may need to make additional investments in security infrastructure and personnel on our campuses in order to prevent future student protests from disrupting the ability of our institutions to hold classes. If we are required to make substantial additional investments in security, or if we are unable to identify security enhancements that would prevent future disruptions of classes, that could cause an adverse effect on our results of operations and financial condition. In addition, we may need to pay overtime compensation to certain of our faculty and staff, which may increase our overall costs.

We may be unable to operate one or more of our institutions or suffer liability or loss due to a natural or other disaster.

        Our institutions are vulnerable to natural or other disasters, including fires, floods, earthquakes, hurricanes and other events beyond our control. A number of our institutions are located in areas such as Mexico and Central America that are prone to hurricane damage, which may be substantial. A number of our institutions are also located in areas, such as Chile, Mexico, Peru and Turkey, that are prone to earthquake damage. For example, in 2010, a magnitude 8.8 earthquake struck Chile and a magnitude 7.2 earthquake struck Mexico. Many of our locations in Chile and several locations in Mexico sustained damage in these earthquakes. Also in 2010, we experienced a fire in a dormitory at one of our institutions in Switzerland. In 2017, Peru's normally arid regions experienced historic, torrential rainfall and subsequent flooding. At least one of our campuses located there suffered flood-related damage. There, as elsewhere in the country, flood-related damage caused a range of disruptions, including in our case a delay in the regularly scheduled start of classes for the semester, which may cause revenue anticipated to occur in the first quarter of 2017 not to be recognized until the second quarter. It is possible that one or more of our institutions would be unable to operate for an extended period of time in the event of a hurricane, earthquake or other disaster which does substantial damage to the area in which an institution is located. The failure of one or more of our institutions to operate for a substantial period of time could have a material adverse effect on our results of operations. In the event of a major natural or other disaster, we could also experience loss of life of students, faculty members and administrative staff, or liability for damages or injuries.

If there is an outbreak of disease in one or more of our locations, our ability to recruit new students or hold classes may be interrupted.

        In recent years, there have been numerous outbreaks of infectious diseases, such as Zika, SARS and the H1N1 virus, that have spread quickly through populations in countries in which we operate, and have had serious impact on businesses that operate in those countries. Concentrated populations, such as students in upper secondary schools and universities, may be particularly susceptible to these diseases, requiring local governments to take various measures, including suspension of business and quarantines, to control their spread. If there is an outbreak of disease in a country in which we operate, our recruiters may be prevented from visiting local upper secondary schools during the student recruitment season, which could have a material adverse effect on our new student enrollments during the following academic term. In addition, an outbreak during the academic year could result in a shutdown of one or more campuses, or a quarantine that could prevent students and faculty from entering a campus or, in the case of a residential campus, a quarantine of students on campus without faculty access, resulting in a material adverse effect on our results of operations.

We intend to increase the number of international students at many of our institutions, which presents multiple risks.

        A significant portion of students at several of our institutions come from other countries. We intend to increase international student representation at our institutions, including increased dual degree programs between universities and increased study abroad programs. The ability of foreign students to register at our institutions is subject to various obstacles over which we have no control, including their ability to obtain student visas, the financial stability of the countries from which they come, their families' ability to afford our programs, and quarantines and other travel restrictions in the event of the outbreak of epidemics. For example, during the SARS epidemic in Asia in 2003, Switzerland effectively prevented students from Asia, who made up a large proportion of the students at the hospitality institutions that we then owned in Switzerland, from traveling to Switzerland. Any restrictions on the ability of international students to obtain visas to study at our institutions, or any restrictions on their ability to travel, could have a material adverse effect on our results of operations.

We may be unable to recruit, train and retain qualified and experienced faculty and administrative staff at our institutions.

        Our success and ability to grow depend on the ability to hire and retain large numbers of talented people. The process of hiring employees with the combination of skills and attributes required to implement our business strategy can be difficult and time-consuming. Our faculty members in particular are key to the success of our institutions. Our rapid global expansion has presented challenges for recruiting talented people with the right experience and skills for our needs. We face competition in attracting and retaining faculty members who possess the necessary experience and accreditation to teach at our institutions. As we expand and add personnel, it may be difficult to maintain consistency in the quality of our faculty and administrative staff. If we are unable to, or are perceived to be unable to, attract and retain experienced and qualified faculty, our business, financial condition and results of operations may be materially adversely affected.

High crime levels in certain countries and regions in which we operate institutions may have an impact on our ability to attract and retain students and may increase our operating expenses.

        Many of our institutions are located in countries and regions that have high rates of violent crime, drug trafficking and vandalism. If we are unable to maintain adequate security levels on our campuses, and to work with local authorities to maintain adequate security in the areas adjacent to our campuses, we may not be able to continue to attract and retain students, or we may have to close a campus either temporarily or permanently. For example, in 2014 we closed a small campus of one of our universities in Mexico because of threats from a local drug cartel. In addition, high crime rates may require us to make additional investments in security infrastructure and personnel, which may cause us to increase our tuition rates in order to maintain operating margins. Certain security measures may materially adversely affect the campus experience by making access by students more cumbersome, which may be viewed negatively by some of our existing or prospective students. If we are not able to attract and retain students because of our inability to provide them with a safe environment, or if we are required to make substantial additional investments in security, that could cause a material adverse effect on our business, financial condition and results of operations.

If we are unable to upgrade our campuses, they may become less attractive to parents and students and we may fail to grow our business.

        All of our institutions require periodic upgrades to remain attractive to parents and students. Upgrading the facilities at our institutions could be difficult for a number of reasons, including the following:

  •
  our properties may not have the capacity or configuration to accommodate proposed renovations;

  •
  construction and other costs may be prohibitive;

  •
  we may fail to obtain regulatory approvals;

  •
  it may be difficult and expensive to comply with local building and fire codes, especially as to properties that we acquired as part of past acquisitions;

  •
  we may be unable to finance construction and other costs; and

  •
  we may not be able to negotiate reasonable terms with our landlords or developers or complete the work within acceptable timeframes.

        Our failure to upgrade the facilities of our institutions could lead to lower enrollment and could cause a material adverse effect on our business, financial condition and results of operations.

Our planned growth will require occupying increasing amounts of real estate that can be difficult to obtain and are subject to local regulation and control by landlords.

        In order to continue to expand, we must continue to buy or lease additional real estate and construct new campus buildings. Construction of new campus buildings requires us to obtain permits from local authorities and to manage complex construction projects, which may result in unanticipated delays or expenditures. In 2013, the opening of a new campus building at UNAB was delayed, resulting in the need to relocate students to temporary facilities while the building was completed. UNAB incurred expenses to rent temporary facilities and provided tuition discounts to those students affected by the delay. The real estate that institutions in the Laureate International Universities network occupy is subject to local regulations, some of which may affect their ability to expand their operations. For example, in some locations, institutions are required by local regulations to provide a specific number of parking spaces per student enrolled or per area constructed. Even if there were adequate space in the academic facilities to expand the number of programs offered or students enrolled, we may not be able to expand if we are not able to provide adequate parking at a reasonable cost. The majority of the real estate that institutions in the Laureate International Universities network occupy is leased and may be subject to lease provisions that give the landlord the ability to affect the operation of the academic programs. For example, in certain jurisdictions, the landlord may be responsible for obtaining and maintaining occupancy permits or licenses, without which we cannot operate. If the landlord does not maintain the required permits or licenses, the institution may be required to suspend operations, which could have a material adverse effect on our results of operations. In Brazil, real estate laws provide that rent terms under certain types of leases are subject to periodic adjustments to reflect local economic conditions. These rent increases can be substantial, which could have a material adverse effect on our results of operations. We currently have leases with various expiration dates, some of which have renewal options. Our ability to renegotiate favorable terms on an expiring lease or to negotiate favorable terms for a suitable alternate location, and our ability to negotiate favorable lease terms for additional locations, will depend on conditions in the real estate market, competition for desirable properties and our relationships with current and prospective landlords or may depend on other factors that are not within our control. Any or all of these factors and conditions could negatively affect our growth.

Our success depends on the skills of our executive officers, particularly our Chairman and Chief Executive Officer. If we lose key personnel or are unable to hire additional qualified personnel, our business may be harmed.

        Our future success depends to a significant degree on the skills, experience and efforts of Douglas L. Becker, our Chairman, Chief Executive Officer and founder, who has always played and continues to play an integral role in developing and executing our growth strategy. We cannot assure you that we will have an internal candidate to take on the role of Chairman and Chief Executive Officer should Mr. Becker become unable or unwilling to serve. We also have other very experienced and valuable executives in senior management roles who would be extremely difficult to replace, the loss of whose services could affect the growth or results of our company. As our competitors expand their operations, they may have the resources to hire away members of our management team. There is no assurance that we will be able to retain our existing key personnel, particularly in light of increased competition in the higher education industry, or that we will be able to attract, assimilate or retain the additional personnel needed to support our business. If we cannot, we may not be able to grow our business as planned, and we may not be able to operate our existing business effectively. In addition, we may not have identified clear successors to our management team and other key employees, which could result in lost opportunities and disruptions to our operations in the event of an unexpected departure. This could have a material adverse effect on our business, financial condition and results of operations.

Our status as a Certified B Corporation may not result in the benefits that we anticipate.

        While not required by Delaware law or the terms of our certificate of incorporation, we have elected to have our social and environmental performance, accountability and transparency assessed against the proprietary criteria established by an independent non-profit organization. As a result of this assessment, we have been designated as a "Certified B CorporationTM," which refers to companies that are certified as meeting certain levels of social and environmental performance, accountability and transparency. The standards for Certified B Corporation certification are set by an independent organization and may change over time. See "Item 1—Business—Certified B Corporation." Our reputation could be harmed if we lose our status as a Certified B Corporation, whether by our choice or by our failure to continue to meet the certification requirements, if that failure or change were to create a perception that we are more focused on financial performance and are no longer as committed to the values shared by Certified B Corporations. Likewise, our reputation could be harmed if our publicly reported Certified B Corporation score declines.

The minority owners of our institutions may disagree with the way we operate the institutions or plan to expand the institutions, which could materially adversely affect our business and results of operations.

        Although we control all of our institutions, we share ownership or control of several of our institutions with minority stockholders. We currently do not have the right to buy out all of these minority interests. The minority owners could assert that our business decisions at the institution adversely affected the value of their investment. In certain of our institutions, minority owners continue to occupy key management positions and may have the ability to enter into agreements with third parties or take other actions that are inconsistent with our corporate policies, which could create legal burdens and additional expense for us. In addition, disagreements with the minority owners may distract management and may materially adversely affect our business, financial condition and results of operations.

Litigation may materially adversely affect our business, financial condition and results of operations.

        Our business is subject to the risk of litigation by employees, students, suppliers, competitors, minority partners, stockholders, government agencies or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. The outcome of litigation, particularly class action lawsuits, regulatory actions and intellectual property claims, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to these lawsuits may remain unknown for substantial periods of time. In addition, certain of these lawsuits, if decided adversely to us or settled by us, may result in liability material to our financial statements as a whole or may negatively affect our operating results if changes to our business operation are required. The cost to defend future litigation may be significant. There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may materially adversely affect our business, financial condition and results of operations.

We are subject to anti-corruption laws in the jurisdictions in which we operate, including the U.S. Foreign Corrupt Practices Act (the "FCPA"), as well as trade compliance and economic sanctions laws and regulations. Our failure to comply with these laws and regulations could subject us to civil and criminal penalties, harm our reputation and materially adversely affect our business, financial condition and results of operations.

        Doing business on a worldwide basis requires us to comply with the laws and regulations of numerous jurisdictions. These laws and regulations place restrictions on our operations and business practices. In particular, we are subject to the FCPA, which generally prohibits companies and their intermediaries from providing anything of value to foreign officials for the purpose of obtaining or retaining business or securing any improper business advantage, along with various other anti-corruption laws. As a result of doing business in foreign countries and with foreign partners, we are exposed to a heightened risk of violating anti-corruption laws. Although we have implemented policies and procedures designed to ensure that we, our employees and other intermediaries comply with the FCPA and other anti-corruption laws to which we are subject, there is no assurance that such policies or procedures will work effectively all of the time or protect us against liability under the FCPA or other laws for actions taken by our employees and other intermediaries with respect to our business or any businesses that we may acquire. We cannot assure you that all of our local partners will comply with these laws, in which case we could be held liable for actions taken inside or outside of the United States, even though our partners may not be subject to these laws. Our continued international expansion, and any development of new partnerships and joint venture relationships worldwide, increase the risk of FCPA violations in the future.

        Violations of anti-corruption laws, export control laws and regulations, and economic sanctions laws and regulations are punishable by civil penalties, including fines, as well as criminal fines and imprisonment. If we fail to comply with the FCPA or other laws governing the conduct of international operations, we may be subject to criminal and civil penalties and other remedial measures, which could materially adversely affect our business, financial condition, results of operations and liquidity. Any investigation of any potential violations of the FCPA or other anti-corruption laws, export control laws and regulations, and economic sanctions laws and regulations by the United States or foreign authorities could also materially adversely affect our business, financial condition, results of operations and liquidity, regardless of the outcome of the investigation.

We may not generate anticipated savings from our EiP program or our SSOs.

        We anticipate making an investment of approximately $180 million in our EiP program from 2015 to 2017 to optimize and standardize our processes with a goal of enabling sustained growth and margin expansion, and we have developed and begun to deploy SSOs around the world with the goal of processing most back-office and non-student facing transactions for the institutions in the Laureate International Universities network, such as accounting, finance and procurement. While we expect these programs to generate approximately $100 million in annual cost savings when fully realized in 2019, there can be no assurance that we will achieve these savings goals or that we will not have to make additional investments in these programs to do so. In addition, our ability to implement these programs successfully and timely could be adversely affected by many factors including, among others, lack of acceptance by local regulators and institutions, inability to identify and hire qualified personnel to staff SSOs and unanticipated technical difficulties. If we are not able to implement the EiP program and the SSOs successfully and timely, at the costs that we currently anticipate, these initiatives may not generate their intended operating efficiencies which could hamper our ability to grow in a scalable manner, and this could have a material adverse effect on our business, financial condition and results of operations.

We are conducting an internal investigation of one of our network institutions for violations of the Company's policies, and possible violations of the U.S. Foreign Corrupt Practices Act (the "FCPA") and other applicable laws. A violation of these laws and regulations could subject us to penalties, harm our reputation and materially adversely affect our business, financial condition and results of operations.

        As previously disclosed, during the fourth quarter of 2014, we recorded an operating expense of $18.0 million (the value of 40.0 million Turkish Liras at the date of donation) for a donation by our network institution in Turkey to a charitable foundation. We believed the donation was encouraged by the Turkish government to further a public project supported by the government and expected that it would enhance the position and ongoing operations of our institution in Turkey. The Company has learned that the charitable foundation which received the donation disbursed the funds at the direction of a former senior executive at our network institution in Turkey and other external individuals to a third party without our knowledge or approval.

        In June 2016, the Audit Committee of the Board of Directors initiated an internal investigation into this matter with the assistance of external counsel. The investigation concerns the facts surrounding the donation, violations of the Company's policies, and possible violations of the FCPA and other applicable laws in what appears to be a fraud perpetrated by the former senior executive at our network institution in Turkey and other external individuals. This includes an investigation to determine if the diversion was part of a scheme to misappropriate the funds and whether any portion of the funds was paid to government officials. As of the date of this Form 10-K, we have not identified that any other officers or employees outside of Turkey were involved in the diversion of the intended donation. Although we are pursuing efforts to recover the diverted funds, including through legal proceedings, there is no assurance that we will be successful.

        We have been advised by Turkish counsel that, under Turkish law, a Foundation University may not make payments that cause a decrease in the university's wealth or do not otherwise benefit the university. Given the uncertainty of recovery of the diverted donation and to mitigate any potential regulatory issues in Turkey relating to the donation, certain Laureate-owned entities that are members of the foundation that controls our network institution in Turkey have contributed an amount of approximately $13.0 million (the value of 40.0 million Turkish Liras on November 4, 2016, the date of contribution) to our network institution in Turkey to reimburse it for the donation.

        As a result of the investigation, which is ongoing, we took steps to remove the former senior executive at our network institution in Turkey. Because of the complex organizational structure in Turkey, this took approximately one month and during that period our access to certain aspects of the business including the financial and other records of the university was interrupted. The former senior executive is now no longer affiliated with our network institution and we again have access to the financial and other records of the university.

        In September 2016, we voluntarily disclosed the investigation to the DOJ and the SEC. The Company is fully cooperating with these agencies in their investigations and inquiries relating to this matter. The Company has internal controls and compliance policies and procedures that are designed to prevent misconduct of this nature and support compliance with laws and best practices throughout its global operations. The Company is taking steps to enhance these internal controls and compliance policies and procedures. The investigations relating to the donation are ongoing, and we cannot predict the outcome at this time, or the impact, if any, to the Company's consolidated financial statements or predict how the resulting consequences, if any, may impact our internal controls and compliance policies and procedures, business, ability or right to operate in Turkey, results of operations or financial position. If we are found to have violated the FCPA or other laws applicable to us, we may be subject to criminal and civil penalties and other remedial measures, which could materially adversely affect our business, financial condition, results of operations and liquidity.

        See "—We currently have four material weaknesses in our internal control over financial reporting that, if not corrected, could result in material misstatements of our financial statements" and "—Our institutions are subject to uncertain and varying laws and regulations, and any changes to these laws or regulations or their application to us may materially adversely affect our business, financial condition and result of operations."

We currently have four material weaknesses in our internal control over financial reporting that, if not corrected, could result in material misstatements of our financial statements.

        In the course of preparing our consolidated financial statements as of and for the year ended December 31, 2013, we identified certain material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The material weaknesses related to (1) an inadequate contract management process, (2) inadequate accounting for tax matters, (3) inadequate knowledge of GAAP in the non-U.S. finance organization, (4) inadequate journal entry review processes and (5) inadequate controls over key reports and spreadsheets. We have remediated four of the five material weaknesses; however, the material weakness related to inadequate controls over key reports and spreadsheets remained at December 31, 2015 and 2016.

        As of December 31, 2015, we identified a material weakness in our internal control over financial reporting related to inadequate controls over key reports and spreadsheets, as discussed above. Specifically, we did not design adequate controls to address the completeness and accuracy of key reports and key spreadsheets. This material weakness, in combination with other prior material weaknesses, contributed to a revision to our audited financial statements for the year ended December 31, 2013. This material weakness could result in additional misstatements to the accounts and disclosures that would result in a material misstatement of our consolidated financial statements that would not be prevented or detected.

        As of December 31, 2016, we identified three additional material weaknesses, as follows:

  •
  We identified a material weakness in our risk assessment process, which we determined was not operating adequately to identify and address the risks to our business and to establish appropriate control objectives given the environment in which we operate and the decentralized structure used to manage our operating activities. This material weakness in our risk assessment process was a factor contributing to two additional material weaknesses which we have further described below:

  •
  We identified a material weakness in that we did not appropriately assess the risks relating to our contracting processes and did not have controls that were properly designed or operating effectively to detect and prevent fraud. Specifically, our controls over contracting processes were not designed or operating effectively to incorporate appropriate levels of due diligence, requisite management approvals, segregation of duties or ongoing monitoring. This material weakness allowed for the occurrence of the incident in our network institution in Turkey as discussed in "Item 1—Business—Industry Regulation—Turkish Regulation and Internal Investigation," as well as certain other contracting irregularities at other network institutions that also necessitated an internal investigation. This control deficiency could result in material misstatements of the accounts and disclosures that would result in a material misstatement of our consolidated financial statements that would not be prevented or detected.

  •
  We identified a material weakness in that we did not maintain effective controls over the operating effectiveness of information technology ("IT") general controls for information systems that are relevant to the preparation of our financial statements. Specifically we did not:

  (i)
  maintain program change management controls to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately;

  (ii)
  maintain user access controls to ensure appropriate segregation of duties and that access to financial applications and data is adequately restricted to appropriate personnel; and

  (iii)
  maintain computer operations controls to ensure that privileges are appropriately granted, and data backups are authorized and monitored.

        These IT deficiencies did not result in a material misstatement to the financial statements, however, the deficiencies, when aggregated, could impact the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially affecting all financial statement accounts and disclosures that would not be prevented or detected in a timely manner.

        We have commenced the remediation of these material weaknesses. Our efforts to remediate these material weaknesses may not be effective. If our efforts to remediate these material weaknesses are not successful, the remediated material weaknesses may reoccur, the current material weaknesses may not be remediated in a timely manner, or other material weaknesses could occur in the future.

        As a result of these material weaknesses, we may be unable to report our financial results accurately on a timely basis, which could cause our reported financial results to be materially misstated and result in the loss of investor confidence or delisting of our Class A common stock and could cause the market price of our Class A common stock to decline. As a result of such failures, we could also become subject to investigations by the stock exchange on which our Class A common stock is listed, the SEC or other regulatory authorities, and become subject to litigation from investors, which could harm our reputation, business, financial condition and results of operations, and divert financial and management resources from our core business.

        Further, if as a result of these material weaknesses we are unable to provide the DOE with required financial statements by specified deadlines, the DOE could take action to materially limit or terminate our U.S. Institutions' participation in the Title IV federal student aid programs, which could result in a material or adverse decline in revenues, financial condition or results of operations. Furthermore, the U.S. Institutions would then be unable to continue their business as currently conducted, which could be expected to have a material adverse effect on our U.S. Institutions' ability to continue as going concerns.

        See "—We are conducting an internal investigation of one of our network institutions for violations of the Company's policies, and possible violations of the U.S. Foreign Corrupt Practices Act and other applicable laws. A violation of these laws and regulations could subject us to penalties, harm our reputation and materially adversely affect our business, financial condition and results of operations."

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be materially adversely affected.

        Commencing with our fiscal year ending December 31, 2017, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Form 10-K filing for that year, as required by Section 404 of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). This will require that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts and we may need to make further investments in order to become compliant. Prior to our initial public offering, we have not been required to test our internal controls within a specified period and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner.

        We may in the future discover areas of our internal financial and accounting controls and procedures that need improvement. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, regardless of how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

        If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements, and we or our independent registered public accounting firm may conclude that our internal controls over financial reporting are not effective or our independent registered public accounting firm may not be able to provide us with an unqualified opinion as required by Section 404 of the Sarbanes-Oxley Act. If that were to happen, investors could lose confidence in our reported financial information, which could lead to a decline in the market price of our Class A common stock and we could be subject to sanctions or investigations by the stock exchange on which our Class A common stock is listed, the SEC or other regulatory authorities.

        Additionally, the existence of any material weakness could require management to devote significant time and incur significant expense to remediate any such material weakness and management may not be able to remediate any such material weakness in a timely manner. The existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations and cause the holders of our Class A common stock to lose confidence in our reported financial information, all of which could materially adversely affect our business and share price.

        See "—We are conducting an internal investigation of one of our network institutions for violations of the Company's policies, and possible violations of the U.S. Foreign Corrupt Practices Act and other applicable laws. A violation of these laws and regulations could subject us to penalties, harm our reputation and materially adversely affect our business, financial condition and results of operations."

Risks Relating to Our Highly Regulated Industry in the United States

Failure of any of our U.S. Institutions to comply with extensive regulatory requirements could result in significant monetary liabilities, fines and penalties, restrictions on our operations, limitations on our growth, or loss of access to federal student loans and grants for our students, on which we are substantially dependent.

        Our U.S. Institutions are subject to extensive regulatory requirements, including at the federal, state, and accrediting agency levels. Many students at our U.S. Institutions rely on the availability of federal student financial aid programs, known as Title IV programs, which are administered by the DOE, to finance their cost of attending our institutions. For the fiscal year ended December 31, 2016, Kendall College, NewSchool of Architecture and Design, St. Augustine and Walden University derived approximately 34%, 37%, 57% and 73%, respectively, of their revenues (calculated on a cash basis) from Title IV program funds. In the aggregate, our U.S. Institutions derived approximately $484 million of revenues (calculated on a cash basis) from Title IV programs during the year ended December 31, 2016.

        To participate in Title IV programs, our U.S. Institutions must be authorized by the appropriate state education agency or agencies, be accredited by an accrediting agency recognized by the DOE, and be certified as an eligible institution by the DOE. As a result, our U.S. Institutions are subject to extensive regulation and review by these agencies and commissions which cover the vast majority of our U.S. operations, including our educational programs, instructional and administrative staff, administrative procedures, marketing, student recruiting and admissions, and financial operations. These regulations also affect our ability to acquire or open additional institutions, add new educational programs, substantially change existing programs or change our corporate or ownership structure. The agencies and commissions that regulate our operations periodically revise their requirements and modify their interpretations of existing requirements. Regulatory requirements are not always precise and clear, and regulatory agencies may sometimes disagree with the way we interpret or apply these requirements. If we misinterpret or are found to have not complied with any of these regulatory requirements, our U.S. Institutions could suffer financial penalties, limitations on their operations, loss of accreditation, termination of or limitations on their ability to grant degrees and certificates, or limitations on or termination of their eligibility to participate in Title IV programs, each of which could materially adversely affect our business, financial condition and results of operations. In addition, if we are charged with regulatory violations, our reputation could be damaged, which could have a negative impact on our enrollments and materially adversely affect our business, financial condition and results of operations. We cannot predict with certainty how all of these regulatory requirements will be applied, or whether we will be able to comply with all of the applicable requirements in the future.

        If any of our U.S. Institutions were to lose its eligibility to participate in Title IV programs, we would experience a material and adverse decline in revenues, financial condition, results of operations, and future growth prospects. Furthermore, the affected U.S. Institution would be unable to continue its business as it is currently conducted, which could have a material adverse effect on the institution's ability to continue as a going concern.

If any of the U.S. education regulatory agencies or commissions that regulate us do not approve or delay any required approvals of transactions involving a change of control, including our recent conversion to a Delaware public benefit corporation and our initial public offering, our ability to operate or participate in Title IV programs may be impaired.

        If we or one of our U.S. Institutions experiences a change of ownership or control under the standards of the DOE, any applicable accrediting agency, any applicable state educational licensing agency, or any specialized accrediting agency, we must notify or seek approval of each such agency or commission. These agencies do not have uniform criteria for what constitutes a change of ownership or control. Transactions or events that typically constitute a change of ownership or control include significant acquisitions or dispositions of shares of the voting stock of an institution or its parent company, and significant changes in the composition of the board of directors of an institution or its parent company. The occurrence of some of these transactions or events may be beyond our control. Our failure to obtain, or a delay in receiving, approval of any change of control from the DOE or any applicable accrediting agency or state educational licensing agency, could impair our U.S. Institutions' ability to operate or participate in Title IV programs, which could have a material adverse effect on our business, financial condition and results of operations. Failure to obtain, or a delay in receiving, approval of any change of control from any state in which our U.S. Institutions are currently licensed or authorized, or from any applicable accrediting agency, could require us to suspend our activities in that state or suspend offering applicable programs until we receive the required approval, or could otherwise impair our operations.

        The DOE previously notified us that it considers our recent initial public offering and our recent conversion to a Delaware public benefit corporation to be changes of ownership resulting in changes in control under the DOE's regulations. Also, the DOE will only formally review and approve change of ownerships resulting in changes in control after such changes have occurred. Accordingly, we applied to the DOE on behalf of Kendall College, NewSchool of Architecture and Design, St. Augustine and Walden University for approval of these institutions' continued participation in Title IV programs in connection with the recent conversion to a Delaware public benefit corporation. The DOE completed its review of the conversion and issued provisional program participation agreements to the institutions with respect to the conversion. We have similarly applied to the DOE on behalf of Kendall College, NewSchool of Architecture and Design, St. Augustine and Walden University for approval of these institutions' continued participation in Title IV programs in connection with our recent initial public offering. The DOE's review of our initial public offering remains pending. The DOE has issued temporary program participation agreements to the institutions, which will expire on March 31, 2017. If certain documents are submitted to DOE before the expiration of the temporary program participation agreements, the eligibility of the institutions to participate in the Title IV programs will be continued on a month-to-month basis while the DOE completes its review of our initial public offering. There can be no assurance that the DOE will formally approve our initial public offering and recertify our U.S. Institutions for continued Title IV program eligibility. If the DOE fails to recertify the institutions and to issue provisional program participation agreements to the institutions with respect to the initial public offering, students at the affected institutions would no longer be able to receive Title IV program funds. The DOE could also recertify our U.S. Institutions with respect to the initial public offering, but restrict or delay students' receipt of Title IV program funds, limit the number of students to whom an institution could disburse such funds, or impose other restrictions that could materially adversely affect our U.S. business.

        We sought confirmation from the accrediting agencies for Kendall College, NewSchool of Architecture and Design, St. Augustine and Walden University, as well as from the U.S. institutional accrediting agency for Universidad Andrés Bello, whether our initial public offering constitutes a change of control under their respective standards. We also sought guidance from applicable state educational agencies as to whether the recent initial public offering constitutes a change of control requiring approval under their respective regulations. Many states and accreditors have informed us that our initial public offering did not constitute a change of control, but some agencies have determined that the offering will need to be reviewed under their respective change of ownership standards. We have notified each agency regarding the offering and some have requested additional information in connection with the offering. For instance, the Florida Commission for Independent Education has determined that the initial public offering requires its review and approval with respect to St. Augustine, and we have filed the required applications for such approval.

        Our failure to obtain any required approval of our initial public offering from the DOE, the institutional accrediting agencies, or the pertinent state educational agencies could result in one or more of our U.S. Institutions losing continued eligibility to participate in the Title IV programs, accreditation or state licensure, which could have a material adverse effect on our U.S. business, financial condition and results of operations.

        In addition, we increased our ownership of St. Augustine from 80% to 100% on June 7, 2016. The 20% noncontrolling interest was previously held by Patris of St. Augustine, Inc. and subject to a put right, which Patris of St. Augustine, Inc. elected to exercise. We have notified St. Augustine's applicable regulators regarding the increase in the percentage of our ownership in St. Augustine.

Congress may revise the laws governing Title IV programs or reduce funding for those and other student financial assistance programs, and the DOE may revise its regulations administering Title IV programs, any of which could reduce our enrollment and revenues and increase costs of operations.

        The HEA is a federal law that governs Title IV programs. The U.S. Congress must authorize and appropriate funding for Title IV programs under the HEA and can change the laws governing Title IV programs at any time. The HEA was most recently reauthorized in August 2008 through federal fiscal year 2014, although the U.S. Congress has taken actions required to extend Title IV programs while an HEA reauthorization remains pending and the Title IV programs remain authorized and functioning. Congress continues to engage in HEA reauthorization hearings, with such hearings examining various subjects to be potentially addressed through reauthorization, including, but not limited to, college affordability, the role of consumer information in college choices by students and families, whether Title IV programs should include institutional risk-sharing, and the role of accrediting agencies in ensuring institutional quality, among other items. We cannot predict the timing and terms of any eventual HEA reauthorization, including any potential changes to institutional participation or student eligibility requirements or funding levels for particular Title IV programs, which terms may materially adversely affect our business, financial condition and results of operations.

        Apart from Title IV programs, eligible veterans and military personnel may receive educational benefits for the pursuit of higher education. A reduction in federal funding levels for Title IV programs, or for programs providing educational benefits to veterans and military personnel, could reduce the ability of some students to finance their education. We cannot predict with certainty the future funding levels for Title IV programs, or for programs providing educational benefits to veterans and military personnel, or the nature of any future revisions to the law or regulations related to these programs. Because a significant percentage of the revenues of our U.S. Institutions is and is expected to be derived from Title IV programs, any action by the U.S. Congress that significantly reduces Title IV program funding or the ability of our U.S. students to participate in Title IV programs could have a material adverse effect on our U.S. Institutions' enrollments, business, financial condition and results of operations. Congressional action also may require our U.S. Institutions to modify their practices in ways that could increase administrative costs and reduce profit margins, which could have a material adverse effect on our business, financial condition and results of operations.

        In recent years, the DOE has promulgated a substantial number of new regulations that impact our U.S. Institutions, including, but not limited to, state authorization, standards regarding the payment of incentive compensation, the definition of a credit hour for the purpose of determining program eligibility for Title IV student financial aid, and the scope of the prohibition and potential sanctions for substantial misrepresentations. On October 30, 2014, the DOE published final regulations to define "gainful employment" for the purposes of the Title IV program requirement that educational programs offered by proprietary institutions prepare students for gainful employment in recognized occupations, which became effective on July 1, 2015.

        On October 30, 2015, the DOE published final regulations regarding cash management and debit card practices, retaking coursework and clock-to-credit hour conversion. A majority of the provisions of the regulations took effect on July 1, 2016, and others took effect on later dates in 2016. The final regulations concerning cash management require, among other things, that institutions subject to heightened cash monitoring procedures for disbursements of Title IV funds must, effective July 1, 2016, pay to students any applicable Title IV credit balances before requesting such funds from the DOE. St. Augustine, Walden University, NewSchool of Architecture and Design and Kendall College are currently subject to heightened cash monitoring procedures. We have reviewed the regulations and made appropriate adjustments in our business operations to meet those requirements effective July 1, 2016.

        On October 31, 2016, the DOE published final regulations teacher preparation program accountability systems under the HEA, and additionally proposed amendments on teacher preparation program eligibility for TEACH Grant participation. On March 8, 2017, the U.S. Congress enacted a joint resolution disapproving these October 31, 2016 final regulations on teacher preparation pursuant to the Congressional Review Act. On March 27, 2017, the President signed the joint resolution nullifying these final regulations on teacher preparation and prohibiting the DOE from reissuing regulations in substantially the same form, or from issuing new regulations that are substantially the same, unless such reissued or new regulations are specifically authorized by the U.S. Congress subsequent to its joint resolution disapproving the October 31, 2016 final regulations.

        On December 19, 2016, the DOE published final regulations regarding state authorization for programs offered through distance education and state authorization for foreign locations of institutions. Among other provisions, these final regulations require that an institution participating in the Title IV federal student aid programs and offering post-secondary education through distance education be authorized by each state in which the institution enrolls students, if such authorization is required by the state. The DOE would recognize authorization through participation in a state authorization reciprocity agreement, if the agreement does not prevent a state from enforcing its own laws. The final regulations also require that foreign additional locations and branch campuses be authorized by the appropriate foreign government agency and, if at least 50% of a program can be completed at the location/branch, be approved by the institution's accrediting agency and be reported to the state where the main campus is located. The final regulations would also require institutions to: document the state process for resolving complaints from students enrolled in programs offered through distance education or correspondence courses; and make certain public and individualized disclosures to enrolled and prospective students about their distance education programs. These final regulations are effective July 1, 2018.

        Also, on November 1, 2016, the DOE published a final rule to clarify how Direct Loan Program borrowers who believe they were defrauded by their institutions can seek relief, to strengthen provisions to hold institutions accountable for their wrongdoing that results in loan discharges and to expand circumstances under which the DOE may request letters of credit. For additional information regarding this final rule, see "—The DOE may adopt regulations governing federal student loan debt forgiveness that could result in liability for amounts based on borrower defenses or affect the DOE's assessment of our institutional capability." We cannot predict the outcome or related impact of any of these items. As described in more detail under "Item 1—Business—Industry Regulation—U.S. Regulation," our U.S. Institutions or certain of their educational programs may lose eligibility to participate in Title IV programs if they or certain of their educational programs cannot maintain compliance with applicable regulations of the DOE.

The DOE may adopt regulations governing federal student loan debt forgiveness that could result in liability for amounts based on borrower defenses or affect the DOE's assessment of our institutional capability.

        On November 1, 2016, the DOE published a final rule that, among other provisions, establishes new standards and processes for determining whether a Direct Loan Program borrower has a DTR on a loan due to acts or omissions by the institution at which the loan was used by the borrower for educational expenses. The final regulations will take effect on July 1, 2017. Among other topics, this final rule establishes permissible borrower defense claims for discharge, procedural rules under which claims will be adjudicated, time limits for borrowers' claims, and guidelines for recoupment by the DOE of discharged loan amounts from institutions of higher education. It also prohibits schools from using any pre-dispute arbitration agreements, prohibits schools from prohibiting relief in the form of class actions by student borrowers, and invalidates clauses imposing requirements that students pursue an internal dispute resolution process before contacting authorities regarding concerns about an institution. For proprietary institutions, the final rule describes the threshold for loan repayment rates that will require specific disclosures to current and prospective students and the applicable loan repayment rate methodology. The final rule also establishes important new financial responsibility and administrative capacity requirements for both not-for-profit and for-profit institutions participating in the Title IV programs. For example, certain events would automatically trigger the need for a school to obtain a letter of credit including, for publicly traded institutions, if the SEC warns the school that it may suspend trading on the school's stock, the school failed to timely file a required annual or quarterly report with the SEC, or the exchange on which the stock is traded notifies the school that it is not in compliance with exchange requirements or the stock is delisted. Other events would require a recalculation of a school's composite score of financial responsibility, including, for a proprietary institution whose score is less than 1.5, any withdrawal of an owner's equity by any means, including by declaring a dividend, unless the equity is transferred within the affiliated entity group on whose basis the composite score was calculated. The final rule also sets forth events that are discretionary triggers for letters of credit, meaning that if any of them occur, the DOE may choose to require a letter of credit, increase an existing letter of credit requirement or demand some other form of surety from the institution. The final rule provides that if an institution fails to meet the composite score requirement for longer than three years under provisional certification, the DOE may mandate additional financial protection from the institution or any party with "substantial control" over the institution. Such parties with "substantial control" must agree to jointly and severally guarantee the Title IV liabilities of the institution at the end of the three-year provisional certification period. Under current regulations, a party may be deemed to have "substantial control" over an institution if, among other factors, the party directly or indirectly holds an ownership interest of 25% or more of an institution, or is a member of the board of directors, a general partner, the chief executive officer or other executive officer of the institution. If we are required to repay the DOE for any successful DTR claims by students who attended our U.S. Institutions, or we are required to obtain additional letters of credit or increase our current letter of credit, it could materially affect our business, financial conditions and results of operations. We are currently assessing the impact of these final regulations on our U.S. Institutions.

Hearings and examinations of the for-profit educational industry could result in negative publicity, additional legislation, rulemaking by the DOE and other federal regulatory agencies, and other restrictions on our business.

        In recent years, the House Education and Workforce Committee and the Senate HELP Committee in the U.S. Congress have increased the focus on the role of the for-profit post-secondary education industry. In the past, these and other congressional committees have held hearings focused on, among other things, the standards and procedures of accrediting agencies, student recruiting and admissions and outcomes of students, credit hours and program length, the portion of federal student financial aid going to proprietary institutions, and the receipt of veterans and military education benefits by students enrolled at proprietary institutions. This activity may result in legislation, further rulemaking affecting participation in Title IV programs, and other governmental actions. In addition, concerns generated by congressional activity may adversely affect enrollment in and revenues of for-profit educational institutions.

        Additionally, the U.S. Congress and DoD have increased their focus in recent years on DoD tuition assistance that is used for distance education and programs at proprietary institutions. On multiple occasions since an April 2012 Executive Order, the DoD has revised its standard MOU to include additional provisions applicable to all higher educational institutions providing educational programs through the DoD tuition assistance program. Among other things, the MOU requests that participating institutions provide meaningful information to students about the financial cost and attendance at an institution so military students can make informed decisions on where to attend school, will not use unfair, deceptive, and abusive recruiting practices and will provide academic and student support services to service members and their families. The revised MOU also implements rules to strengthen existing procedures for access to DoD installations by educational institutions, a DoD Postsecondary Education Complaint System for service members, spouses, and adult family members to register student complaints and established authorization for the military departments to establish service-specific tuition assistance eligibility criteria and management controls. Our U.S. Institutions utilizing tuition assistance have signed DoD's standard MOU. The DoD has begun to increase its enforcement activity in connection with the 2012 Executive Order.

        In September 2015, the DOE announced its launch of a revised "College Scorecard" website that provides access to national data on college costs, graduation rates, debt and post-college earnings, including data regarding our U.S. Institutions. This data was updated in September 2016. In addition, in November 2015, the DOE issued comparative data regarding DOE-recognized accreditation agencies and the institutions they accredit, which include median debt, repayment rates, completion rates and median earnings. To the extent such data gives rise to negative perceptions of our U.S. Institutions or of proprietary educational institutions generally, our reputation and business could be materially adversely affected.

        We cannot predict whether, or the extent to which, this scrutiny will result in legislation or further rulemaking affecting our participation in Title IV programs, or in programs providing educational benefits to veterans and military personnel. To the extent that any laws or regulations are adopted that limit our participation in Title IV programs, programs providing educational benefits to veterans and military personnel, or the amount of student financial aid for which the students at our U.S. Institutions are eligible, those institutions' enrollments, revenues and results of operations could be materially adversely affected.

Our U.S. Institutions must periodically seek recertification to participate in Title IV programs and, if the DOE does not recertify the institutions to continue participating in Title IV programs, our students would lose their access to Title IV program funds, or the institutions could be recertified but required to accept significant limitations as a condition of continued participation in Title IV programs.

        DOE certification to participate in Title IV programs lasts a maximum of six years, and institutions are required to seek recertification from the DOE on a regular basis to continue their participation in Title IV programs. An institution must also apply for recertification by the DOE if it undergoes a change in control, as defined by DOE regulations, and may be subject to similar review if it expands its operations or educational programs in certain ways. Generally, the recertification process includes a review by the DOE of the institution's educational programs and locations, administrative capability, financial responsibility and other oversight categories. The DOE could limit, suspend or terminate an institution's participation in Title IV programs for violations of the HEA or Title IV regulations. As discussed in more detail under "Item 1—Business—Industry Regulation—U.S. Regulation," each of our U.S. Institutions currently participates in the Title IV programs pursuant to the DOE's provisional form of certification.

        There can be no assurance that the DOE will recertify our U.S. Institutions after its review of the U.S. Institutions' applications for continued certification, which were filed in connection with our initial public offering. If the DOE does not renew or withdraws any of our U.S. Institutions' certifications to participate in Title IV programs at any time, students in the affected institution(s) would no longer be able to receive Title IV program funds. Similarly, the DOE could renew our U.S. Institutions' certifications, but restrict or delay Title IV funding, limit the number of students to whom it could disburse such funds or impose other restrictions. In addition, the DOE may take emergency action to suspend any of our U.S. Institutions' certifications without advance notice if it receives reliable information that an institution is violating Title IV requirements and it determines that immediate action is necessary to prevent misuse of Title IV funds. Any of these outcomes could have a material adverse effect on our U.S. Institutions' enrollments and our business, financial condition and results of operations.

Our U.S. Institutions would lose their ability to participate in Title IV programs if they fail to maintain their institutional accreditation, and our student enrollments could decline if we fail to maintain any of our accreditations or approvals.

        An institution must be accredited by an accrediting agency recognized by the DOE to participate in Title IV programs. Each of our U.S. Institutions is so accredited, and such accreditation is subject to renewal or review periodically or when necessary. If any of our U.S. Institutions fails to satisfy any of its respective accrediting commissions' standards, that institution could lose its accreditation by its respective accrediting commission, which would cause the institution to lose eligibility to participate in Title IV programs and experience a significant decline in total student enrollments. In addition, many of our U.S. Institutions' individual educational programs are accredited by specialized accrediting commissions or approved by specialized state agencies. If any of our U.S. Institutions fails to satisfy the standards of any of those specialized accrediting commissions or state agencies, that institution could lose the specialized accreditation or approval for the affected programs, which could result in materially reduced student enrollments in those programs and have a material adverse effect on our business, financial condition and results of operations. In addition, if an accrediting body of one of our U.S. Institutions loses recognition by the DOE, that institution could lose its ability to participate in Title IV programs.

If any of our U.S. Institutions fail to obtain or maintain any of its state authorizations in states where such authorization is required, that institution may not be able to operate or enroll students in that state, and may not be able to award Title IV program funds to students.

        The DOE requires that an educational institution be authorized in each state where it physically operates in order to participate in Title IV programs. The level of regulatory oversight varies substantially from state to state. Our campus-based U.S. Institutions are authorized by applicable state educational licensing agencies to operate and to grant degrees or diplomas, which authorizations are required for students at these institutions to be eligible to receive funding under Title IV programs. If any of our U.S. Institutions fail to continuously satisfy applicable standards for maintaining its state authorization in a state in which that institution is physically located, that institution could lose its authorization from the applicable state educational agency to offer educational programs and could be forced to cease operations in that state. Such a loss of authorization would also cause that institution's location in the state to lose eligibility to participate in Title IV programs, which could have a material adverse effect on our business, financial condition and results of operations.

        Many states also have sought to assert jurisdiction, whether through adoption of new laws and regulations or new interpretations of existing laws and regulations, over out-of-state educational institutions offering online degree programs that have no physical location or other presence in the state but that have some activity in the state, such as enrolling or offering educational services to students who reside in the state, employing faculty who reside in the state or advertising to or recruiting prospective students in the state. State regulatory requirements for online education are inconsistent between states and not well developed in many jurisdictions. As such, these requirements change frequently and, in some instances, are not clear or are left to the discretion of state employees or agents. State regulatory agencies may sometimes disagree with the way we have interpreted or applied these requirements. Any misinterpretation by us of these regulatory requirements or adverse changes in regulations or interpretations of these regulations by state licensing agencies could have a material adverse effect on our business, financial condition and results of operations.

        Our online educational programs offered by our U.S. Institutions and the constantly changing regulatory environment require us to continually evaluate our state regulatory compliance activities. We review the licensure requirements of other states when appropriate to determine whether our activities in those states constitute a presence or otherwise require licensure or authorization by the respective state education agencies. Therefore, in addition to the states where we maintain physical facilities, we have obtained, or are in the process of obtaining, approvals or exemptions that we believe are necessary in connection with our activities that may constitute a presence in such other states requiring licensure or authorization by the state educational agency based on the laws, rules or regulations of that state. Some of our approvals are pending or are in the renewal process. St. Augustine does not have current approvals or exemptions from the state educational agencies of 12 states in which St. Augustine does not maintain physical locations but has enrolled a small number of students. For each such state, St. Augustine is either in the process of applying for such approval/exemption or has plans to submit such applications in 2017. In recent years, several states have voluntarily entered into SARA that establish standards for interstate offering of post-secondary distance education courses and programs. If an institution's home state participates in SARA and authorizes the institution to provide distance education in accordance with SARA standards, then the institution need not obtain additional authorizations for distance education from any other SARA member state. None of our U.S. Institutions are approved to participate in SARA. If any of our U.S. Institutions fail to comply with state licensure or authorization requirements, we could be subject to various sanctions, including restrictions on recruiting students, providing educational programs and other activities in that state, and fines and penalties. Additionally, new laws, regulations or interpretations related to providing online educational programs and services could increase our cost of doing business and affect our ability to recruit students in particular states, which could, in turn, negatively affect enrollments and revenues and otherwise have a material adverse effect on our business, financial condition and results of operations.

        The failure to maintain any required state licensure or authorization for our distance education programs in the United States could prohibit us from recruiting prospective students or offering educational services to current students in one or more states, which could significantly reduce enrollments and revenues and have a material adverse effect on our business, financial condition and results of operations in the United States. Additionally, on December 19, 2016, the DOE published final regulations regarding state authorization for programs offered through distance education and state authorization for foreign locations of institutions. For additional information regarding these final regulations, see "—Congress may revise the laws governing Title IV programs or reduce funding for those and other student financial assistance programs, and the DOE may revise its regulations administering Title IV programs, any of which could reduce our enrollment and revenues and increase costs of operations." Any failure to comply with state requirements, or any new or modified regulations at the federal or state level, could result in our inability to enroll students or receive Title IV funds for students in those states and could result in restrictions on our growth and enrollments.

Increased regulatory and enforcement effort aimed at proprietary education institutions could be a catalyst for legislative or regulatory restrictions, investigations, enforcement actions and claims that could, individually or in the aggregate, materially adversely affect our business, financial condition, results of operations and cash flows.

        In recent years, the proprietary education industry has experienced broad-based, intensifying scrutiny in the form of increased investigations and enforcement actions. In October 2014, the DOE announced an interagency task force composed of the DOE, the FTC, the U.S. Departments of Justice, Treasury and Veterans Affairs, the CFPB, the SEC, and numerous state attorneys general. The FTC has also recently issued civil investigative demands to several other U.S. proprietary educational institutions, which require the institutions to provide documents and information related to the advertising, marketing, or sale of secondary or postsecondary educational products or services, or educational accreditation products or services. The CFPB has also initiated a series of investigations against other U.S. proprietary educational institutions alleging that certain institutions' lending practices violate various consumer finance laws. In addition, attorneys general in several states have become more active in enforcing consumer protection laws, especially related to recruiting practices and the financing of education at proprietary educational institutions. In addition, several state attorneys general have recently partnered with the CFPB to review industry practices.

        In the event that any of our past or current business practices are found to violate applicable consumer protection laws, or if we are found to have made misrepresentations to our current or prospective students about our educational programs, we could be subject to monetary fines or penalties and possible limitations on the manner in which we conduct our business, which could materially adversely affect our business, financial condition, results of operations and cash flows. To the extent that more states or government agencies commence investigations, act in concert, or direct their focus on our U.S. Institutions, the cost of responding to these inquiries and investigations could increase significantly, and the potential impact on our business would be substantially greater.

Our failure to comply with the laws and regulations of various states could result in actions that would have a material adverse effect on our enrollments, revenues and results of operations.

        We are subject to extensive laws and regulations by the states in which we are authorized or licensed to operate. State laws typically establish standards for instruction, qualifications of faculty, administrative procedures, marketing, recruiting, financial operations and other operational matters. State laws and regulations may limit our ability to offer educational programs and to award degrees and may limit the ability of our students to sit for certification exams in their chosen fields of study. In addition, as mentioned above, attorneys general in several states have become more active in enforcing consumer protection laws, and in some instances have partnered with the CFPB. In addition, we may be subject to litigation by private parties alleging that we violated state laws regarding the educational programs provided by our U.S. Institutions and their operations. For more information on these lawsuits, see "Item 3—Legal Proceedings."

        On September 8, 2016, as part of a program review that MOHE is conducting of Walden University's doctoral programs, MOHE sent to Walden University an information request regarding its doctoral programs and complaints filed by doctoral students. We have been informed by MOHE that in an effort to better understand the context, background and issues related to doctoral student complaints in Minnesota, MOHE is initiating a full review of doctoral programs for institutions registered in Minnesota. We cannot predict the outcome of this matter. However, if MOHE makes an adverse determination, it could have a material adverse effect on our business, financial condition and results of operations.

The inability of our graduates to obtain licensure or other specialized outcomes in their chosen professional fields of study could reduce our enrollments and revenues, and potentially lead to litigation that could be costly to us.

        Certain of our graduates seek professional licensure or other specialized outcomes in their chosen fields following graduation. Their success in obtaining these outcomes depends on several factors, including the individual merits of the learner, but also may depend on whether the institution and the program were approved by the state or by a professional association, whether the program from which the learner graduated meets all state requirements and whether the institution is accredited. In addition, professional associations may refuse to certify specialized outcomes for our learners for similar reasons. The state requirements for licensure are subject to change, as are the professional certification standards, and we may not immediately become aware of changes that may impact our learners in certain instances. Also, as described below, the final gainful employment regulations require an institution to certify to the DOE that its educational programs subject to the gainful employment requirements, which include all programs offered by our U.S. Institutions, meet the applicable requirements for graduates to be professionally or occupationally certified in the state in which the institution is located. In the event that one or more states refuses to recognize our learners for professional licensure, and/or professional associations refuse to certify specialized outcomes for our learners, based on factors relating to our institution or programs, the potential growth of our programs would be negatively affected, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, we could be exposed to litigation that would force us to incur legal and other expenses that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

If any of our U.S. Institutions do not comply with the DOE's "administrative capability" standards, we could suffer financial penalties, be required to accept other limitations to continue participating in Title IV programs or lose our eligibility to participate in Title IV programs.

        DOE regulations specify extensive criteria an institution must satisfy to establish that it has the requisite "administrative capability" to participate in Title IV programs. These criteria require, among other things, that we comply with all applicable Title IV program regulations; have capable and sufficient personnel to administer the federal student financial aid programs; not have student loan cohort default rates in excess of specified levels; have acceptable methods of defining and measuring the satisfactory academic progress of our students; have various procedures in place for safeguarding federal funds; not be, and not have any principal or affiliate who is, debarred or suspended from federal contracting or engaging in activity that is cause for debarment or suspension; provide financial aid counseling to our students; refer to the DOE's Office of Inspector General any credible information indicating that any applicant, student, employee or agent of the institution has been engaged in any fraud or other illegal conduct involving Title IV programs; submit in a timely manner all reports and financial statements required by Title IV regulations; and not otherwise appear to lack administrative capability. If an institution fails to satisfy any of these criteria or comply with any other DOE regulations, the DOE may change the institution's method of receiving Title IV program funds, which in some cases may result in a significant delay in the institution's receipt of those funds; place the institution on provisional certification status; or commence a proceeding to impose a fine or to limit, suspend or terminate the participation of the institution in Title IV programs. Thus, if any of our U.S. Institutions were found not to have satisfied the DOE's "administrative capability" requirements, we could be limited in our access to, or lose, Title IV program funding, which could significantly reduce our enrollments and have a material adverse effect on our business, financial condition and results of operations.

If any of our U.S. Institutions do not meet specific financial responsibility standards established by the DOE, that institution may be required to post a letter of credit or accept other limitations to continue participating in Title IV programs, or that institution could lose its eligibility to participate in Title IV programs.

        To participate in Title IV programs, our U.S. Institutions must satisfy specific measures of financial responsibility prescribed by the DOE, or post a letter of credit in favor of the DOE and possibly accept other conditions on its participation in Title IV programs. These financial responsibility tests are applied on an annual basis based on an institution's audited financial statements, and may be applied at other times, such as if an institution undergoes a change in control. The DOE may also apply such measures of financial responsibility to an eligible institution's operating company and ownership entities and, if such measures are not satisfied by the operating company or ownership entities, require the institution to post a letter of credit in favor of the DOE and possibly accept other conditions on its participation in Title IV programs. The operating restrictions that may be placed on an institution that does not meet the quantitative standards of financial responsibility include changes to the method of receiving Title IV program funds, which in some cases may result in a significant delay in the institution's receipt of those funds. Limitations on, or termination of, our participation in Title IV programs as a result of our failure to demonstrate financial responsibility would limit our students' access to Title IV program funds, which could significantly reduce enrollments and have a material adverse effect on our business, financial condition and results of operations.

        As described in more detail under "Item 1—Business—Industry Regulation—U.S. Regulation," the DOE annually assesses our U.S. Institutions' financial responsibility through a composite score determination based on the Laureate consolidated audited financial statements and not at the individual institutional level. Based on Laureate's composite score for its fiscal year ended December 31, 2015, the DOE determined that it and, consequently, Walden University, NewSchool of Architecture and Design, Kendall College and St. Augustine fail to meet the standards of financial responsibility. As a result, the DOE required us to either: 1) provide a letter of credit in an amount equal to 50% of the Title IV program funds received by Laureate in the fiscal year ended December 31, 2015 (calculated by the DOE to be $351,995,250) and have our U.S. Institutions qualify as financially responsible; or 2) provide a letter of credit in an amount equal to 15% of the Title IV program funds received by Laureate in the fiscal year ended December 31, 2015 (calculated by the DOE to be $105,598,575) and for our U.S. Institutions to remain provisionally certified for a period of up to three complete Title IV program award years. The DOE also required us to comply with additional notification and reporting requirements. We have provided the DOE with a letter of credit in the amount of $105,598,575, and we are complying with the additional notification and reporting requirements

        In December 2015, the DOE sent us a letter requiring us to post a letter of credit in the amount of $14,967 for St. Augustine (25% of the total Title IV program refunds the institution made or should have made during the fiscal year ended December 31, 2014). This requirement was due to the fact that St. Augustine was found to have untimely processed refunds of Title IV program funds for withdrawn students for more than 5% of the students in its auditor's sample for the 2014 fiscal year. We have obtained this letter of credit. Any obligation to post, maintain or increase a letter of credit could materially adversely affect our liquidity or increase our costs of regulatory compliance. The DOE has the discretion to increase our letter of credit requirements at any time. If we are unable to secure any required letter of credit, our U.S. Institutions would lose their eligibility to participate in Title IV programs, which could have a material adverse effect on our business, financial condition and results of operations.

        On November 1, 2016, the DOE issued a final rule to revise its general standards of financial responsibility to include various actions and events that would require institutions to provide the DOE with irrevocable letters of credit. For additional information regarding this final rule, see "—The DOE may adopt regulations governing federal student loan debt forgiveness that could result in liability for amounts based on borrower defenses or affect the DOE's assessment of our institutional capability." If we are required to repay the DOE for any successful DTR claims by students who attended our U.S. Institutions, or we are required to obtain additional letters of credit or increase our current letter of credit, it could materially affect our business, financial conditions and results of operations. We are currently assessing the impact of these final regulations on our U.S. Institutions.

The DOE may change our U.S. Institutions' method of receiving Title IV program funds, which could materially adversely affect our liquidity.

        The DOE can impose sanctions for violating the statutory and regulatory requirements of Title IV programs, including transferring one or more of our U.S. Institutions from the advance method or the heightened cash monitoring level one method of Title IV payment, each of which permits an institution to receive Title IV funds before or concurrently with disbursing them to students, to the heightened cash monitoring level two method of payment or to the reimbursement method of payment, each of which may significantly delay an institution's receipt of Title IV funds until student eligibility has been verified by the DOE. Any such delay in our U.S. Institutions' receipt of Title IV program funds may materially adversely affect our cash flows and we may require additional working capital or third-party funding to finance our operations.

Our U.S. Institutions may lose eligibility to participate in Title IV programs if the percentage of our U.S. Institutions revenues derived from Title IV programs is too high.

        A provision of the HEA commonly referred to as the "90/10 Rule" provides that a for-profit educational institution loses its eligibility to participate in Title IV programs if, under a complex regulatory formula that requires cash basis accounting and other adjustments to the calculation of revenues, the institution derives more than 90% of its revenues from Title IV program funds for any two consecutive fiscal years. If any of our U.S. Institutions were to violate the 90/10 Rule, that institution would become ineligible to participate in Title IV programs as of the first day of the fiscal year following the second consecutive fiscal year in which the institution exceeded the 90% threshold and would be unable to regain eligibility for two fiscal years thereafter. In addition, an institution that derives more than 90% of its revenue (on a cash basis) from Title IV programs for any single fiscal year will be placed on provisional certification for at least two fiscal years and may be subject to additional conditions or sanctions imposed by the DOE. Using the DOE's formula under the "90/10 Rule," Kendall College, NewSchool of Architecture and Design, St. Augustine and Walden University derived approximately 34%, 37%, 57% and 73% of their revenues (calculated on a cash basis), respectively, from Title IV program funds for the fiscal year ended December 31, 2016.

        Our U.S. Institutions' ratios could increase in the future. Congressional increases in students' Title IV grant and loan limits may result in an increase in the revenues we receive from Title IV programs. In recent years, legislation has been introduced in Congress that would revise the 90/10 Rule to consider educational benefits for veterans and military personnel from the Department of Veteran Affairs and Department of Defense, respectively, in the same manner as Title IV funds for purposes of the rule, to prohibit institutions from participating in Title IV programs for one year if they derive more than 90% of their total revenues (calculated on a cash basis) from the Title IV programs and these other federal programs in a single fiscal year rather than the current rule of two consecutive fiscal years, and to revise the 90/10 Rule to an 85/15 rule. We cannot predict whether, or the extent to which, any of these proposed revisions could be enacted into law or result in further rulemaking. In addition, reductions in state appropriations in a number of areas, including with respect to the amount of financial assistance provided to post-secondary students, could further increase our U.S. Institutions' percentages of revenues derived from Title IV program funds. The employment circumstances of our students or their parents could also increase reliance on Title IV program funds. If any of our U.S. Institutions become ineligible to participate in Title IV programs as a result of noncompliance with the

90/10 Rule, it could have a material adverse effect on our business, financial condition and results of operations.

Any of our U.S. Institutions may lose eligibility to participate in Title IV programs if their respective student loan default rates are too high.

        An educational institution may lose eligibility to participate in Title IV programs if, for three consecutive years, 30% or more of its students who were required to begin repayment on their federal student loans in the relevant fiscal year default on their payment by the end of the next federal fiscal year. In addition, an institution may lose its eligibility to participate in Title IV programs if the default rate as determined by the DOE of its students exceeds 40% for any single year. The Department of Education generally publishes official cohort default rates annually in September for the repayment period that ended the prior September 30.

        Kendall College's official cohort default rates for the 2013, 2012 and 2011 federal fiscal years were 10.0%, 7.9% and 11.3%, respectively. NewSchool of Architecture and Design's official cohort default rates for the 2013, 2012 and 2011 federal fiscal years were 5.1%, 10.2% and 11.2%, respectively. St. Augustine's official cohort default rates for the 2013, 2012 and 2011 federal fiscal years were 0.2%, 0.5%, and 0.0%, respectively. Walden University's official cohort default rates for the 2013, 2012 and 2011 federal fiscal years were 6.7%, 6.8% and 7.8%, respectively. The average national student loan default rates published by the DOE for all institutions that participated in the federal student aid programs for 2013, 2012 and 2011 were 11.3%, 11.8% and 13.7%, respectively, and for all proprietary institutions that participated in the federal student aid programs for 2013, 2012 and 2011 were 15.0%, 15.8% and 19.1%, respectively.

        While we believe our U.S. Institutions are not in danger of exceeding the regulatory default rate thresholds for other Title IV programs, we cannot provide any assurance that this will continue to be the case. Any increase in interest rates or reliance on "self-pay" students, as well as declines in income or job losses for our students, could contribute to higher default rates on student loans. Exceeding the student loan default rate thresholds and losing eligibility to participate in Title IV programs would have a material adverse effect on our business, financial condition and results of operations. Any future changes in the formula for calculating student loan default rates, economic conditions or other factors that cause our default rates to increase, could place our U.S. Institutions in danger of losing their eligibility to participate in Title IV programs, which would have a material adverse effect on our business, financial condition and results of operations.

We could be subject to sanctions or other adverse legal actions if any of our U.S. Institutions were to pay impermissible commissions, bonuses or other incentive payments to individuals involved in or with responsibility for certain recruiting, admission or financial aid activities.

        Under the HEA, an educational institution that participates in Title IV programs may not make any commission, bonus or other incentive payments to any persons or entities involved in recruitment or admissions activities or in the awarding of financial aid. The requirement only pertains to the recruitment of students who are U.S. citizens, permanent residents and others temporarily residing in the United States with the intention of becoming a citizen or permanent resident. Under regulations that took effect on July 1, 2011, the DOE effectively has taken the position that any commission, bonus or other incentive compensation payment based in any part, directly or indirectly, or securing enrollment or awarding financial aid is inconsistent with the statutory prohibition against incentive compensation. The DOE has maintained that institutions may make merit-based adjustments to employee compensation, provided that those adjustments are not based, in any part, directly or indirectly, upon securing enrollments or awarding financial aid. In sub-regulatory correspondence to institutions, the DOE provided additional guidance regarding the scope of the prohibition on incentive compensation and to what employees and types of activities the prohibition applies. Based on these regulatory changes, we modified some of our compensation practices, which could make it more difficult to attract and retain key employees and executives, and affect our ability to grow and maintain our business and enrollments.

        In addition, in recent years, several for-profit education companies have been faced with whistleblower lawsuits under the Federal False Claims Act, known as "qui tam" cases, by current or former employees alleging violations of the prohibition against incentive compensation. In such cases, the whistleblower's claims are reviewed under seal by the Department of Justice for potential intervention. If the Department of Justice elects to intervene, it assumes primary control over the litigation. If the DOE were to determine that we or any of our U.S. Institutions violated this requirement of Title IV programs, or if we were to be found liable in a False Claims action alleging a violation of this law, or if any third parties we have engaged were to violate this law, we could be fined or sanctioned by the DOE, or subjected to other monetary liability or penalties that could be substantial, including the possibility of treble damages under a False Claims action, any of which could harm our reputation, impose significant costs and have a material adverse effect on our business, financial condition and results of operations.

We could be subject to sanctions if any of our U.S. Institutions fails to correctly calculate and timely return Title IV program funds for students who withdraw before completing their educational program.

        An institution participating in Title IV programs must calculate the amount of unearned Title IV program funds that it has disbursed to students who withdraw from their educational programs before completing such programs and must return those unearned funds to the appropriate lender or the DOE in a timely manner, generally within 45 days of the date the institution determines that the student has withdrawn. If any of our U.S. Institutions does not properly calculate and timely return the unearned funds for a sufficient percentage of students, that institution may have to post a letter of credit in favor of the DOE equal to 25% of Title IV program funds that should have been returned for such students in the prior fiscal year. Additionally, if any of our U.S. Institutions does not correctly calculate and timely return unearned Title IV program funds, that institution may be liable for repayment of Title IV funds and related interest and may be fined, sanctioned, or otherwise subject to adverse actions by the DOE, including termination of that institution's participation in Title IV programs. Any of these adverse actions could increase our cost of regulatory compliance and have a material adverse effect on our business, financial condition and results of operations.

        On March 3, 2015, the DOE issued a final program review determination letter to Walden University for a September 2012 review of the 2011-2012 and 2012-2013 Title IV award years. The letter required Walden University to return $34,281 in Title IV funds, and also found that Walden University failed to timely return Title IV program funds for more than 5% of the withdrawn students during its fiscal year ended December 31, 2012. The DOE noted that such a finding would usually require Walden to post a letter of credit to the DOE equal to 25% of the Title IV funds that the institution should have returned for withdrawn students in its most recently completed fiscal year; however, such an additional letter of credit was not required in this instance because of the letter of credit that was previously posted to the DOE based on our consolidated audited financial statements failing to meet the DOE's standards of financial responsibility.

        We could also be subject to fines or penalties related to findings cited in our regulatory compliance reviews. For more information, see "—Government, regulatory agencies, accrediting bodies and third parties may conduct compliance reviews, bring claims or initiate litigation against us."

We or certain of our educational programs at our U.S. Institutions may lose eligibility to participate in Title IV programs if any of our U.S. Institutions or certain of their educational programs cannot satisfy the DOE's "gainful employment" requirements.

        Under the HEA, proprietary schools generally are eligible to participate in Title IV programs in respect of educational programs that lead to "gainful employment in a recognized occupation." Historically, the concept of "gainful employment" has not been defined in detail. On October 30, 2014, the DOE published final regulations to define "gainful employment," which became effective on July 1, 2015. The final regulations define this concept using two ratios, one based on annual DTE and another based on DTI ratio. Under the final regulations, an educational program with a DTE ratio at or below 8% or a DTI ratio at or below 20% is considered "passing." An educational program with a DTE ratio greater than 8% but less than or equal to 12% or a DTI ratio greater than 20% but less than or equal to 30% is considered to be "in the zone." An educational program with a DTE ratio greater than 12% and a DTI ratio greater than 30% is considered "failing." An educational program will cease to be eligible for students to receive Title IV program funds if its DTE and DTI ratios are failing in two out of any three consecutive award years or if both of those rates are failing or in the zone for four consecutive award years. In January 2017, the DOE issued to institutions final DTE rates. Among the Classification of Instructional Programs reported within NewSchool of Architecture and Design, Kendall College and Walden University, the DOE has indicated that we had one that failed and five in the zone. This represents a total of one educational program that failed and ten in the zone. St. Augustine had no programs that failed or were in the zone. The percentage of students enrolled in the educational program that failed represents approximately 1% of the students currently enrolled in our U.S. Institutions. The percentage of students enrolled in the educational programs that were in the zone represents approximately 5.3%. We are currently examining and implementing options for each of these programs and their students. Additionally, the final regulations require an institution to certify to the DOE that its educational programs subject to the gainful employment requirements, which include all programs offered by our U.S. Institutions, meet the applicable requirements for graduates to be professionally or occupationally licensed or certified in the state in which the institution is located. If we are unable to certify that our programs meet the applicable state requirements for graduates to be professionally or occupationally certified in that state, then we may need to cease offering certain programs in certain states or to students who are residents in certain states. The final regulations further include requirements for the reporting of student and program data by institutions to the DOE and expand the disclosure requirements that have been in effect since July 1, 2011.

        The failure of any program or programs offered by any of our U.S. Institutions to satisfy any gainful employment regulations could render that program or programs ineligible for Title IV program funds. Additionally, any gainful employment data released by the DOE about our U.S. Institutions or warnings provided under the final regulations could influence current students not to continue their studies, discourage prospective students from enrolling in our programs or negatively impact our reputation. If a particular educational program ceased to become eligible for Title IV program funds, either because it fails to prepare students for gainful employment in a recognized occupation or due to other factors, we may choose to cease offering the program. It is possible that several programs offered by our schools may be adversely affected by the regulations due to lack of specialized program accreditation or certification or in the states in which such institutions are based. We also could be required to make changes to certain programs in the future in order to comply with the rule or to avoid the uncertainty associated with such compliance. Any of these factors could reduce enrollments, impact tuition prices, and have a material adverse effect on our U.S. Institutions' business, financial condition and results of operations.

If we fail to maintain adequate systems and processes to detect and prevent fraudulent activity in student enrollment and financial aid, our business could be materially adversely affected

        Higher educational institutions are susceptible to an increased risk of fraudulent activity by outside parties with respect to student enrollment and student financial aid programs. The DOE's regulations require institutions that participate in Title IV programs to refer to the Office of Inspector General credible information indicating that any applicant, employee, third-party servicer or agent of the institution that acts in a capacity that involves administration of the Title IV programs has been engaged in any fraud or other illegal conduct involving Title IV programs. We cannot be certain that our systems and processes will always be adequate in the face of increasingly sophisticated and ever-changing fraud schemes. The potential for outside parties to perpetrate fraud in connection with the award and disbursement of Title IV program funds, including as a result of identity theft, may be heightened due to our U.S. Institutions offering various educational programs via distance education. Any significant failure by one or more of our U.S. Institutions to adequately detect fraudulent activity related to student enrollment and financial aid could result in loss of accreditation at the discretion of the institutions' accrediting agency, which would result in the institution losing eligibility for Title IV programs, or in direct action by the DOE to limit or terminate the institution's Title IV program participation. Any of these outcomes could have a material adverse effect on our business, financial condition and results of operations.

Any substantial misrepresentation regarding our U.S. Institutions could have a material adverse effect on our business, financial condition and results of operations.

        The DOE's regulation regarding substantial misrepresentations includes statements about the nature of its educational programs, its financial charges or the employability of its graduates. Under the regulation as promulgated by the DOE, any false, erroneous, or misleading statement, or statement that has the likelihood or tendency to deceive, that an institution, one of its representatives, or person or entity with whom the institution has an agreement to provide educational programs, marketing, advertising, recruiting or admissions services, makes directly or indirectly to a student, prospective student, any member of the public, an accrediting agency, a state licensing agency or the DOE could be deemed a misrepresentation by the institution. In the event that the DOE determines that an institution engaged in a substantial misrepresentation, it can revoke the institution's program participation agreement, impose limitations on the institution's participation in Title IV programs, deny participation applications on behalf of the institution, or seek to fine, suspend or terminate the institution's participation in Title IV programs. These regulations create broad grounds for the DOE to monitor and enforce violations of the regulations on substantial misrepresentation, and the DOE has recently taken actions to terminate the Title IV Program participation of, and impose significant financial penalties on other institutions based on its determination of such violations. These regulations also provide grounds for private litigants to seek to enforce the expanded regulations through False Claims Act litigation, which could have a material adverse effect on our business, financial condition and results of operations.

The requirement to notify the DOE in advance of introducing new programs, and to obtain approvals for new programs, could delay the introduction of such programs and negatively impact growth.

        All of our U.S. Institutions are currently provisionally certified by the DOE and remain subject to certain program approval requirements otherwise applicable to provisionally certified institutions. Any delay in obtaining a required DOE approval could delay the introduction of the program, which could negatively impact our enrollment growth.

A bankruptcy filing by us, or by any of our subsidiaries that operate our U.S. Institutions or a closure of one of our U.S. Institutions or their affiliates, would lead to an immediate loss of the institution's eligibility to participate in Title IV programs.

        In the event of a bankruptcy filing by us, or by any of our subsidiaries that operate our U.S. Institutions, the U.S. Institutions owned by us or the bankrupt subsidiary would lose its eligibility to participate in Title IV programs, pursuant to statutory provisions of the HEA and notwithstanding the automatic stay provisions of federal bankruptcy law, which would make any reorganization difficult to implement. Additionally, in the event of any bankruptcy affecting one or more of our U.S. Institutions, the DOE could hold our other U.S. Institutions jointly liable for any Title IV program liabilities, whether asserted or unasserted at the time of such bankruptcy, of our U.S. Institutions whose Title IV program eligibility was terminated.

        Further, in the event that an institution closes and fails to pay liabilities or other amounts owed to the DOE, the DOE can attribute the liabilities of that institution to other institutions under common ownership. If any one of our U.S. Institutions or affiliates were to close or have unpaid DOE liabilities, the DOE could seek to have those liabilities repaid by one of our other U.S. Institutions. In addition, the ultimate controlling owner of SFUAD is Wengen, which is also the ultimate controlling owner of Laureate. As a result, it is possible that the DOE could attempt to attribute any unpaid Title IV related liabilities of SFUAD to our other U.S. Institutions, or determine that our U.S. Institutions do not meet the DOE financial responsibility regulations, due to their common ownership.

Government, regulatory agencies, accrediting bodies and third parties may conduct compliance reviews, bring claims or initiate litigation against us.

        Because we operate in a highly regulated industry, we may be subject to compliance reviews and claims of noncompliance and lawsuits by government agencies, regulatory agencies and third parties, including claims brought by third parties on behalf of the federal government. On February 3, 2015, the DOE issued a final program review determination letter to National Hispanic University regarding a December 2013 review covering the 2012-2013 and 2013-2014 Title IV award years. The letter determined that National Hispanic University has taken corrective actions necessary to resolve all findings noted in the preliminary report, except for certain findings related to drug and alcohol abuse prevention program requirements. With respect to those findings, the DOE did not require any further action due to the fact that the National Hispanic University closed on August 23, 2015. On September 11, 2015, the DOE issued an expedited final program review determination letter to Kendall College regarding a March-April 2015 program review. The letter determined that Kendall College has taken corrective actions necessary to resolve all findings noted in the preliminary report. In addition, on September 21, 2015, the Higher Learning Commission notified Kendall College that the Higher Learning Commission placed the school on ongoing financial monitoring over the next 24 months. Such action was primarily due to concerns over the school's continued reliance upon Laureate to provide financial support to sustain its operations. See also "—We could be subject to sanctions if any of our U.S. Institutions fails to correctly calculate and timely return Title IV program funds for students who withdraw before completing their educational program."

        On September 8, 2016, as part of a program review that MOHE is conducting of Walden University's doctoral programs, MOHE sent to Walden University an information request regarding its doctoral programs and complaints filed by doctoral students. We have been informed by MOHE that in an effort to better understand the context, background and issues related to doctoral student complaints in Minnesota, MOHE is initiating a full review of doctoral programs for institutions registered in Minnesota.

        In May 2017, Kendall College and Walden University are scheduled to host interim site visits from their institutional accreditor, Higher Learning Commission, as a condition of their ongoing accreditation.

        If the results of these or other reviews or proceedings are unfavorable to us, or if we are unable to defend successfully against lawsuits or claims, we may be required to pay money damages or be subject to fines, limitations, loss of eligibility for Title IV program funding at our U.S. Institutions, injunctions or other penalties. We may also lose or have limitations imposed on our accreditations, licensing or Title IV program participation, be required to pay monetary damages or be limited in our ability to open new institutions or add new program offerings. Even if we adequately address issues raised by an agency review or successfully defend a lawsuit or claim, we may have to divert significant financial and management resources from our ongoing business operations to address issues raised by those reviews or to defend against those lawsuits or claims. Additionally, we may experience adverse collateral consequences, including declines in the number of students enrolling at our institutions and the willingness of third parties to deal with us or our institutions, as a result of any negative publicity associated with such reviews, claims or litigation. Claims and lawsuits brought against us may damage our reputation or cause us to incur expenses, even if such claims and lawsuits are without merit, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Risks Relating to Our Indebtedness

The fact that we have substantial debt could materially adversely affect our ability to raise additional capital to fund our operations and limit our ability to pursue our growth strategy or to react to changes in the economy or our industry.

        We have substantial debt. As of December 31, 2016 we had (a) a $1.50 billion senior secured credit facility (the "Senior Secured Credit Facilities") of which (1) $325.0 million is a multi-currency revolving credit facility scheduled to mature in June 2019, of which $0 million was outstanding at December 31, 2016, (2) $281.8 million is a senior secured term loan facility scheduled to mature in June 2018 and (3) $1.22 billion is a senior secured term loan facility scheduled to mature in March 2021 (the "2021 Extended Term Loan"), (b) $1.39 billion aggregate principal amount of senior notes and (c) $1.18 billion of other long-term indebtedness, consisting of capital lease obligations, notes payable, seller notes and borrowings against certain lines of credit. During 2016, our total cash interest payments on our debt were approximately 67% of our net cash provided by operating activities of continuing operations (excluding such cash interest expense). Our debt could have important negative consequences to our business, including:

  •
  increasing the difficulty of our ability to make payments on our outstanding debt;

  •
  increasing our vulnerability to general economic and industry conditions because our debt payment obligations may limit our ability to use our cash to respond to or defend against changes in the industry or the economy;

  •
  requiring a substantial portion of our cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities or to pay dividends;

  •
  limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;

  •
  limiting our ability to pursue our growth strategy;

  •
  limiting our ability to adjust to changing market conditions; and

  •
  placing us at a competitive disadvantage compared to our competitors who are less highly leveraged.

        We and our subsidiaries may be able to incur substantial additional indebtedness in the future, subject to the restrictions contained in the senior secured credit agreement governing our Senior Secured Credit Facilities and the indenture governing our outstanding notes. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

        Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

        If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our senior secured credit agreement governing our Senior Secured Credit Facilities and the indenture governing our outstanding Senior Notes restrict our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.

Repayment of our debt is dependent on cash flow generated by our subsidiaries and their ability to make distributions to us or return cash via other repatriation strategies.

        Our subsidiaries own a significant portion of our assets and conduct a significant portion of our operations. Accordingly, repayment of our indebtedness is dependent, to a significant extent, on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Because the majority of our indebtedness is denominated in U.S. dollars, the strengthening of the U.S. dollar against the local currencies in countries where we have significant operations has an adverse impact on our cash flows when translated into U.S. dollars and, accordingly, could have a material adverse impact on our ability to repay the obligations under our outstanding indebtedness. Unless they are guarantors of our Senior Secured Credit Facilities or our outstanding notes, our subsidiaries do not have any obligation to pay amounts due on our indebtedness or to make funds available for that purpose. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each subsidiary is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. Our non-guarantor subsidiaries include foreign subsidiaries and they may be prohibited by law or other regulations from distributing funds to us and/or we may be subject to payment of repatriation taxes and withholdings. Our non-guarantor subsidiaries account for substantially all of our total revenue, our total Adjusted EBITDA, and our total assets and our total liabilities (other than our Senior Secured Credit Facilities and our outstanding notes). While the senior secured credit agreement governing our Senior Secured Credit Facilities and the indenture governing our outstanding Senior Notes limit the ability of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to certain qualifications and exceptions. In the event that we do not receive distributions from our subsidiaries or receive cash via other cash repatriation strategies for services rendered and intellectual property, or if the strengthening of the U.S. dollar against local currencies significantly reduces the amount of such distributions when translated into U.S. dollars, we may be unable to make required principal and interest payments on our indebtedness.

Our debt agreements contain, and future debt agreements may contain, restrictions that may limit our flexibility in operating our business.

        The senior secured credit agreement governing our Senior Secured Credit Facilities and the indenture governing our outstanding Senior Notes contain various covenants that may limit our ability to engage in specified types of transactions. These covenants limit our and our restricted subsidiaries' ability to, among other things:

  •
  pay dividends and make certain distributions, investments and other restricted payments;

  •
  incur additional indebtedness, issue disqualified stock or issue certain preferred shares;

  •
  sell assets;

  •
  enter into transactions with affiliates;

  •
  create certain liens or encumbrances;

  •
  preserve our corporate existence;

  •
  merge, consolidate, sell or otherwise dispose of all or substantially all of our assets; and

  •
  designate our subsidiaries as unrestricted subsidiaries.

        In addition, the senior secured credit agreement governing our Senior Secured Credit Facilities provides for compliance with the Consolidated Senior Secured Debt to Consolidated EBITDA Ratio, as defined in the senior secured credit agreement, solely with respect to the revolving line of credit facility, which is tested quarterly. The maximum ratio, as defined, is 5.3x, 4.5x and 3.5x at December 31, 2015, 2016 and 2017, respectively. The ratio as of December 31, 2016 was 2.79x.

        The senior secured credit agreement governing our Senior Secured Credit Facilities and the indenture governing our outstanding Senior Notes also include cross-default provisions applicable to other agreements. A breach of any of these covenants could result in a default under the agreement governing such indebtedness, including as a result of cross-default provisions. In addition, failure to make payments or observe certain covenants on the indebtedness of our subsidiaries may cause a cross default on our Senior Secured Credit Facilities and our outstanding Senior Notes. Upon our failure to maintain compliance with these covenants, the lenders could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If the lenders under such indebtedness accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay those borrowings, as well as our other indebtedness. We have pledged a significant portion of our assets as collateral under our Senior Secured Credit Facilities. If we were unable to repay those amounts, the lenders under our Senior Secured Credit Facilities could proceed against the collateral granted to them to secure that indebtedness.

We rely on contractual arrangements and other payments, advances and transfers of funds from our operating subsidiaries to meet our debt service and other obligations.

        We conduct all of our operations through certain of our subsidiaries, and we have no significant assets other than cash of $36.5 million as of December 31, 2016 held domestically at corporate entities and the capital stock or other control rights of our subsidiaries. As a result, we rely on payments from contractual arrangements, such as intellectual property royalty, network fee and management services agreements. In addition, we also rely upon intercompany loan repayments and other payments from our operating subsidiaries to meet any existing or future debt service and other obligations, a substantial portion of which are denominated in U.S. dollars. The ability of our operating subsidiaries to pay dividends or to make distributions or other payments to their parent companies or directly to us will depend on their respective operating results and may be restricted by, among other things, the laws of their respective jurisdictions of organization, regulatory requirements, agreements entered into by those operating subsidiaries and the covenants of any existing or future outstanding indebtedness that we or our subsidiaries may incur. For example, our VIE institutions generally are not permitted to pay dividends. Further, because most of our income is generated by our operating subsidiaries in non-U.S. dollar denominated currencies, our ability to service our U.S. dollar denominated debt obligations may be affected by any strengthening of the U.S. dollar compared to the functional currencies of our operating subsidiaries.

Disruptions of the credit and equity markets worldwide may impede or prevent our access to the capital markets for additional funding to expand our business and may affect the availability or cost of borrowing under our existing senior secured credit facilities.

        The credit and equity markets of both mature and developing economies have historically experienced extraordinary volatility, asset erosion and uncertainty, leading to governmental intervention in the banking sector in the United States and abroad. If these market disruptions occur in the future, we may not be able to access the capital markets to obtain funding needed to refinance our existing indebtedness or expand our business. In addition, changes in the capital or other legal requirements applicable to commercial lenders may affect the availability or increase the cost of borrowing under our Senior Secured Credit Facilities. If we are unable to obtain needed capital on terms acceptable to us, we may need to limit our growth initiatives or take other actions that materially adversely affect our business, financial condition, results of operations and cash flows.

Failure to obtain additional capital in the future could materially adversely affect our ability to grow.

        We believe that our cash flows from operations, cash, investments and borrowings under our multi-currency revolving credit facility will be adequate to fund our current operating plans for the foreseeable future. However, we may need additional debt or equity financing in order to finance our continued growth and to fund the put/call arrangements with certain minority stockholders. In addition, we may be required to buy additional interests in certain higher education institutions and redeem the shares of our Series A Preferred Stock at specified times in the future. The amount and timing of such additional financing will vary principally depending on the timing and size of acquisitions and new institution openings, the willingness of sellers to provide financing for future acquisitions and the cash flows from our operations. Given current global macro conditions, companies with emerging market exposure have been more affected by recent market volatility, and during the past year this has been reflected in the trading level of our Senior Notes, which have at various times traded at a significant discount to par. During the second quarter of 2015, one of the leading U.S. credit rating agencies downgraded our credit rating one notch and during the second quarter of 2016, another of the leading U.S. credit rating agencies downgraded our credit rating one notch. A significantly discounted trading price for our notes, as well as the reduced credit rating, could materially and adversely affect our ability to obtain additional debt financing in the future. To the extent that we require additional financing in the future and are unable to obtain such additional financing, we may not be able to fully implement our growth strategy.

Our variable rate debt exposes us to interest rate risk which could materially adversely affect our cash flow.

        Borrowings under our Senior Secured Credit Facilities and certain local credit facilities bear interest at variable rates and other debt we incur also could be variable-rate debt. If market interest rates increase, variable-rate debt will create higher debt service requirements, which could materially adversely affect our cash flow. If these rates were to increase significantly, the risks related to our substantial debt would intensify. While we have and may in the future enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk. Based on our outstanding variable-rate debt as of December 31, 2016, after factoring in the interest rate floor in our Senior Secured Credit Facilities, an increase of 1% in interest rates would result in an increase in interest expense of approximately $15.7 million on an annual basis.

Risks Relating to Investing in Our Class A Common Stock

Our status as a public benefit corporation may not result in the benefits that we anticipate.

        We are a public benefit corporation under Delaware law. As a public benefit corporation we are required to balance the financial interests of our stockholders with the best interests of those stakeholders materially affected by our conduct, including particularly those affected by the specific benefit purpose relating to education set forth in our certificate of incorporation. In addition, there is no assurance that the expected positive impact from being a public benefit corporation will be realized. Accordingly, being a public benefit corporation and complying with our related obligations could negatively impact our ability to provide the highest possible return to our stockholders.

        As a public benefit corporation, we are required to publicly disclose a report at least biennially on our overall public benefit performance and on our assessment of our success in achieving our specific public benefit purpose. If we are not timely or are unable to provide this report, or if the report is not viewed favorably by parties doing business with us or regulators or others reviewing our credentials, our reputation and status as a public benefit corporation may be harmed.

As a public benefit corporation, our focus on a specific public benefit purpose and producing a positive effect for society may negatively influence our financial performance.

        As a public benefit corporation, since we do not have a fiduciary duty solely to our stockholders, we may take actions that we believe will benefit our students and the surrounding communities, even if those actions do not maximize our short- or medium-term financial results. While we believe that this designation and obligation will benefit the Company given the importance to our long-term success of our commitment to education, it could cause our board of directors to make decisions and take actions not in keeping with the short-term or more narrow interests of our stockholders. Any longer-term benefits may not materialize within the timeframe we expect or at all and may have an immediate negative effect. For example:

  •
  we may choose to revise our policies in ways that we believe will be beneficial to our students and their communities in the long term, even though the changes may be costly in the short- or medium-term;

  •
  we may take actions, such as modernizing campuses to provide students with the latest technology, even though these actions may be more costly than other alternatives;

  •
  we may be influenced to pursue programs and services to demonstrate our commitment to our students and communities even though there is no immediate return to our stockholders; or

  •
  in responding to a possible proposal to acquire the Company, our board of directors may be influenced by the interests of our employees, students, teachers and others whose interests may be different from the interests of our stockholders.

        We may be unable or slow to realize the long-term benefits we expect from actions taken to benefit our students and communities in which we operate, which could materially adversely affect our business, financial condition and results of operations, which in turn could cause our stock price to decline.

An active, liquid trading market for our Class A common stock may not develop or be sustained.

        Prior to our initial public offering, which was completed on February 6, 2017, there was not a public market for our Class A common stock. We cannot predict the extent to which investor interest in our company will lead to the development of a trading market on Nasdaq or elsewhere, or how active and liquid that market may become. If an active and liquid trading market does not develop or is not maintained, you may have difficulty selling any of our Class A common stock that you purchase. The initial public offering price for the shares was determined by negotiations between us and the underwriters and may not be indicative of prices that will prevail in the open market following our initial public offering. The market price of our Class A common stock may decline below the initial offering price, and you may be unable to sell your shares of our Class A common stock at or above the price you paid, or at all.

Purchasers of our Class A Common Stock will suffer immediate and substantial dilution in the net tangible book value of the shares of Class A common stock they purchase.

        The purchasers of our Class A common stock in our initial public offering suffered immediate dilution of approximately $(27.24) per share in net tangible book value after giving effect to the sale of 35,000,000 shares of our Class A common stock at the initial public offering price, after deducting estimated underwriting discounts and commissions and estimated offering expenses payable by us. We also have a large number of outstanding options to purchase Class B common stock with exercise prices that are below the initial public offering price of our Class A common stock. In addition, shares of our Series A Preferred Stock are convertible, in certain circumstances, into shares of our Class A common stock. To the extent that these options are exercised or the shares of Series A Preferred Stock are converted, holders of our Class A common stock will experience further dilution.

The price of our Class A common stock may be volatile, and you could lose all or part of your investment.

        The trading price of our Class A common stock may fluctuate substantially and may be higher or lower than the initial public offering price. The trading price of our Class A common stock will depend on a number of factors, including those described in this "Item 1A—Risk Factors" section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our Class A common stock as you may be unable to sell your shares at or above the price you paid, or at all. Factors that could cause fluctuations in the trading price of our Class A common stock include the following:

  •
  quarterly variations in our results of operations;

  •
  results of operations that vary from the expectations of securities analysts and investors;

  •
  results of operations that vary from those of our competitors;

  •
  changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;

  •
  our or our competitors' introduction of new institutions, new programs, concepts or pricing policies;

  •
  announcements by us, our competitors or our vendors of significant acquisitions, joint marketing relationships, joint ventures or capital commitments;

  •
  changes in conditions in the education industry, the financial markets or the economy as a whole;

  •
  failure of any of our institutions to secure or maintain accreditation or licensure;

  •
  announcements of regulatory or other investigations, adverse regulatory action by any regulatory body including those overseas or the DOE, state agencies or accrediting agencies, regulatory scrutiny of our operations or operations of our competitors or lawsuits filed against us or our competitors;

  •
  announcements by third parties of significant claims or proceedings against us;

  •
  the size of our public float;

  •
  changes in senior management or key personnel;

  •
  changes in our dividend policy;

  •
  adverse resolution of new or pending litigation against us;

  •
  issuances, exchanges or sales, or expected issuances, exchanges or sales of our capital stock; and

  •
  general domestic and international economic conditions.

        In the past, following periods of market volatility, stockholders have instituted securities class action litigation. We may be the target of this type of litigation in the future. If we were to become involved in securities litigation, it could have a substantial cost and divert resources and the attention of our management team from our business regardless of the outcome of such litigation.

        In addition, price volatility may be greater if the public float and trading volume of our Class A common stock is low. As a result, you may suffer a loss on your investment.

If we or our existing investors sell additional shares of our Class A common stock or shares of our Series A Preferred Stock are converted into shares of our Class A common stock, the market price of our Class A common stock could decline.

        The market price of our Class A common stock could decline as a result of sales of a large number of shares of Class A common stock in the market, or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to raise capital through future sales of equity securities at a time and at a price that we deem appropriate, or at all.

        We, our directors and executive officers and holders of substantially all of our outstanding common stock (including Wengen and the IFC Investors (other than the Korean Investment Corporation, which holds 1,390,902 shares of our common stock)) have agreed not to (i) offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, lend or otherwise transfer or dispose of, directly or indirectly, any shares of Class A common stock or any securities convertible into or exercisable or exchangeable for shares of Class A common stock; (ii) file any registration statement with the SEC relating to the offering of any shares of Class A common stock or any securities convertible into or exercisable or exchangeable for Class A common stock or (iii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of Class A common stock, without the consent of the representatives of the underwriters for a period of 180 days from the date of the consummation of our initial public offering, subject to certain exceptions. On an as converted basis, these shares represent approximately 81.1% of our outstanding Class A common stock. Our Class A common stock that is issued upon conversion of our Class B common stock also may be sold pursuant to Rule 144 under the Securities Act, depending on their holding period and subject to restrictions in the case of shares held by persons deemed to be our affiliates. As restrictions on resale end or if these stockholders exercise their registration rights, the market price of our stock could decline if the holders of restricted shares sell them or are perceived by the market as intending to sell them. See

"Item 13—Certain Relationships and Related Transactions, and Director Independence—Registration Rights Agreement."

        In addition, pursuant to the Note Exchange Agreements, we will exchange $250.0 million in aggregate principal amount of Senior Notes for shares of our Class A common stock. We expect the exchange to be completed within one year and one day after the consummation of our initial public offering, subject to certain exceptions that could result in the exchange being completed prior to that time. The number of shares of Class A common stock issuable will equal 104.625% of the aggregate principal amount of Senior Notes to be exchanged, or $261.6 million, divided by $14.00, the initial public offering price per share of Class A common stock. Assuming the completion of the exchange transaction on the one-year anniversary of our initial public offering, we expect to issue an aggregate of 18,683,036 shares of Class A common stock. The shares of Class A common stock issued upon completion of the exchange will not be subject to any lock up agreements and may be sold pursuant to Rule 144 under the Securities Act, depending on their holding period and subject to restrictions in the case of shares held by persons deemed to be our affiliates. As restrictions on resale end, the market price of our Class A common stock could decline if the holders of restricted shares sell them or are perceived by the market as intending to sell them.

        In addition, the holders of the shares of Series A Preferred Stock may convert their shares of Series A Preferred Stock into shares of our Class A common stock within one year and one day after the consummation of our initial public offering, subject to certain exceptions that could result in the holders being able to convert their shares of Series A Preferred Stock prior to that time. The number of shares of Class A common stock issuable upon conversion will depend upon, among other things, the number of shares of Class A common stock sold and the initial public offering price per share of Class A common stock. At the initial public offering price of $14.00 per share, and assuming all interest is paid in cash through the conversion date and the completion of the exchange transaction on the one-year anniversary of our initial public offering, we expect to issue an aggregate of 33,613,446 shares of Class A common stock. Depending on when and in what manner the shares of Series A Preferred Stock are converted, the shares of Class A common stock issued upon conversion may or may not be subject to any lock up agreements and may be sold pursuant to Rule 144 under the Securities Act, depending on their holding period and subject to restrictions in the case of shares held by persons deemed to be our affiliates. As restrictions on resale end, the market price of our Class A common stock could decline if the holders of restricted shares sell them or are perceived by the market as intending to sell them.

        As of December 31, 2016, after giving effect to the recapitalization of our existing common stock into an equivalent number of shares of our Class B common stock and the authorization of our Class A common stock in connection with the consummation of our initial public offering, 133,376,074 shares of our Class B common stock were outstanding, in addition to 28,406 shares of Class B common stock that are subject to forfeiture and substantial restrictions on transfer (the "restricted shares"). Such amount excludes 5,413,654 shares of Class B common stock issuable upon the exercise of outstanding vested stock options under the 2007 Stock Incentive Plan (the "2007 Plan"), 91,000 shares of Class B common stock subject to outstanding unvested stock options under the 2007 Plan, 3,289,961 shares of Class B common stock issuable upon the exercise of outstanding vested stock options under the 2013 Long-Term Incentive Plan (the "2013 Plan"), 2,133,528 shares of Class B common stock subject to outstanding unvested stock options under the 2013 Plan, 4,888,529 shares of Class A common stock and/or Class B common stock reserved for future issuance under the 2013 Plan, 7,432 shares of Class B common stock reserved for future issuance under the Post-2004 DCP, 2,773,098 shares of Class B common stock issuable upon exercise of options granted to Mr. Becker in exchange for the liquidation of certain of his Executive Profits Interests, and all shares of Class A common stock issuable upon conversion of the Series A Preferred Stock. See "Item 11—Executive Compensation" for information relating to the terms of the restricted shares, the Post-2004 DCP, Mr. Becker's Executive

DCP and Mr. Becker's Executive Profits Interests. All of our outstanding shares of Class B common stock (other than the restricted shares) will first become eligible for resale 180 days after the date of the consummation of our initial public offering. Sales of a substantial number of shares of our Class B common stock, which will automatically convert into Class A common stock upon sale, could cause the market price of our Class A common stock to decline.

Because we have no current plans to pay cash dividends on our common stock for the foreseeable future, and our debt arrangements and the Series A Preferred Stock place certain restrictions on our ability to do so, you may not receive any return on investment unless you sell your Class A common stock for a price greater than that which you paid for it.

        We may retain future earnings, if any, for future operation, expansion, debt repayment and the possible mandatory redemption of the shares of Series A Preferred Stock pursuant to the terms of the certificate of designations governing our Series A Preferred Stock (the "Certificate of Designations") and have no current plans to pay any cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions, restrictions on dividends imposed by the Certificate of Designations and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur, including our Senior Secured Credit Facilities and the indenture governing our outstanding notes, and the terms of our Series A Preferred Stock. In addition, we are permitted under the terms of our debt instruments to incur additional indebtedness, which may restrict or prevent us from paying dividends on our common stock. Furthermore, our ability to declare and pay dividends may be limited by instruments governing future outstanding indebtedness we may incur. As a result, you may not receive any return on an investment in our Class A common stock unless you sell your Class A common stock for a price greater than that which you paid for it.

The dual class structure of our common stock as contained in our certificate of incorporation has the effect of concentrating voting control with those stockholders who held our stock prior to our initial public offering, including Wengen and our executive officers, employees and directors and their affiliates, and limiting your ability to influence corporate matters.

        Each share of our Class B common stock has ten votes per share, and each share of our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock, including Wengen, and our executive officers, employees and directors and their affiliates, together hold approximately 97.4% of the voting power of our outstanding capital stock, and therefore have significant influence over the management and affairs of the Company and control over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. Because of the 10-to-1 voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock even when the shares of Class B common stock represent less than a majority of the outstanding shares of our Class A and Class B common stock.

        The Wengen Investors have control over our decisions to enter into any corporate transaction and the ability to prevent any transaction that requires stockholder approval regardless of whether others believe that the transaction is in our best interests. So long as the Wengen Investors continue to have an indirect interest in a majority of our outstanding Class B common stock, they have the ability to control the vote in any election of directors. This concentrated control limits your ability to influence corporate matters for the foreseeable future and, as a result, the market price of our Class A common stock could be materially adversely affected. In addition, in connection with the completion of our initial public offering, we entered into an amendment and restatement of the Wengen Securityholders' Agreement dated as of July 11, 2007, by and among Wengen and the other parties thereto (as amended and restated from time to time, the "Wengen Securityholders' Agreement"), pursuant to which certain of the Wengen Investors have certain rights to appoint directors to our board of directors and its committees. See "Item 13—Certain Relationships and Related Transactions, and Director Independence—Agreements with Wengen."

        In addition, the Wengen Investors are in the business of making or advising on investments in companies and may hold, and may from time to time in the future acquire, interests in or provide advice to businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours.

The Certificate of Designations governing the terms of our Series A Preferred Stock contains rights and privileges that may adversely affect the holders of our Class A common stock, and, if we are unable to redeem the shares of Series A Preferred Stock when required, the holders of the shares of Series A Preferred Stock could take control of our board of directors and force a sale of the Company.

        So long as there are shares of Series A Preferred Stock outstanding, the holders of such security are entitled to annual dividends and have seniority upon any distribution of the Company's cash and other assets. The holders of Series A Preferred Stock also have veto power over certain corporate matters, such as (i) amending or repealing any provision of our certificate of incorporation or bylaws that would adversely affect the rights, preferences, privileges or voting powers of the Series A Preferred Stock, including any amendment that would increase or decrease the authorized number of shares of Series A Preferred Stock, and (ii) if it is not a follow-on public offering after our initial public offering in which the holders of the Series A Preferred Stock receive net proceeds not less than the Priority Amount, the first public offering of our common stock following a QPO (as defined below) or an initial public offering that is not a QPO. The holders of shares of the Series A Preferred Stock may have interests adverse to holders of our Class A common stock and the exercise of such rights may have a negative impact on the value of Class A common stock or the amount of cash or other assets the holders of our common stock may receive in connection with a distribution or merger, consolidation or share exchange.

        In addition, if we fail to redeem the shares of Series A Preferred Stock when required after the fifth anniversary of the issue date, the holders of the Series A Preferred Stock are entitled to appoint two members to our board of directors and the dividend rate increases to 18.0% per annum. For a period of 120 days following the appointment of such directors, we must work in good faith with the holders of the Series A Preferred Stock to structure a mutually agreeable capital fundraising transaction to redeem the then outstanding shares of Series A Preferred Stock. If, after such 120 day period, any shares of Series A Preferred Stock remain outstanding, the holders of the Series A Preferred Stock may nominate a number of individuals to our board of directors such that after such nomination the holders of the Series A Preferred Stock control a majority of our board of directors and, after which, the holders of Series A Preferred Stock may cause a sale of the Company and/or cause the Company to raise debt or equity capital in an amount sufficient to redeem the remaining outstanding shares of Series A Preferred Stock.

We will incur increased costs as a result of being a public company, and the requirements of being a public company may divert management's attention from our business and materially adversely affect our financial results.

        As a public company, we are subject to a number of requirements, including the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the Nasdaq listing standards. These requirements will cause us to incur increased costs and might place a strain on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight will be required. As a result, our management's attention might be diverted from other business concerns, which could have a material adverse effect on our business, results of operations and financial condition. We may not be successful in implementing these requirements and implementing them could materially adversely affect our business, results of operations and financial condition. Furthermore, we might not be able to retain our independent directors or attract new independent directors for our committees.

        In addition, the need to establish the corporate infrastructure demanded of a public company may direct management's attention, from implementing our business strategy, which could prevent us from improving our business, financial condition and results of operations. We have made, and will continue to make, changes to our internal controls, including information technology controls, and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. If we do not continue to develop and implement the right processes and tools to manage our changing enterprise and maintain our culture, our ability to compete successfully and achieve our business objectives could be impaired, which could materially adversely affect our business, financial condition and results of operations. In addition, we cannot predict or estimate the amount of additional costs we may incur to comply with these requirements. We anticipate that these costs will materially increase our general and administrative expenses.

We are a "controlled company" within the meaning of the Nasdaq rules and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements. Our stockholders do not have the same protections afforded to stockholders of companies that are subject to such requirements.

        Wengen controls a majority of the voting power of our outstanding common stock. As a result, we are a "controlled company" within the meaning of the Nasdaq corporate governance standards. Under these rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a "controlled company" and may elect not to comply with certain corporate governance requirements, including:

  •
  the requirement that a majority of the board of directors consist of independent directors;

  •
  the requirement that we have a nominating/corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee's purpose and responsibilities;

  •
  the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee's purpose and responsibilities; and

  •
  the requirement for an annual performance evaluation of the nominating/corporate governance and compensation committees.

        We utilize these exemptions and intend to continue to do so. As a result, we do not have a majority of independent directors, our nominating and corporate governance committee and our compensation committee do not consist entirely of independent directors and such committees are not be subject to annual performance evaluations. Accordingly, for so long as we are a "controlled company," you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq.

Provisions in our certificate of incorporation, Certificate of Designations and bylaws and the Delaware General Corporation Law could make it more difficult for a third party to acquire us and could discourage a takeover and adversely affect the holders of our Class A common stock.

        Provisions of our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law could discourage, delay or prevent a merger, acquisition or other change in control of the Company, even if such change in control would be beneficial to the holders of our Class A common stock. These provisions include:

  •
  the dual class structure of our common stock;

  •
  authorizing the issuance of "blank check" preferred stock that could be issued by our board of directors to increase the number of outstanding shares and thwart a takeover attempt;

  •
  prohibiting the use of cumulative voting for the election of directors;

  •
  as a public benefit corporation, requiring a two-thirds majority vote of the outstanding stock to effect a non-cash merger with an entity that is not a public benefit corporation with an identical public benefit;

  •
  limiting the ability of stockholders to call special meetings or amend our bylaws;

  •
  following the conversion of all of our Class B common stock into Class A common stock, requiring all stockholder actions to be taken at a meeting of our stockholders;

  •
  establishing advance notice and duration of ownership requirements for nominations for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings; and

  •
  certain protective provisions in favor of the holders of Series A Preferred Stock.

        These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and cause us to take other corporate actions you desire. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team.

We may issue additional shares of preferred stock in the future, which could make it difficult for another company to acquire us or could otherwise adversely affect holders of our Class A common stock, which could depress the price of our Class A common stock.

        Our amended and restated certificate of incorporation authorizes us to issue one or more additional series of preferred stock. Our board of directors has the authority to determine the preferences, limitations and relative rights of any additional shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our stockholders. Additional series of preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of our Class A common stock. The potential issuance of an additional series of preferred stock may delay or prevent a change in control of us, discourage bids for our Class A common stock at a premium to the market price, and materially adversely affect the market price and the voting and other rights of the holders of our Class A common stock.

The provision of our certificate of incorporation requiring exclusive venue in the Court of Chancery in the State of Delaware for certain types of lawsuits may have the effect of discouraging lawsuits against our directors and officers.

        Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that (a) any derivative action or proceeding brought on our behalf, (b) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (c) any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law (the "DGCL") or our amended and restated certificate of incorporation or the bylaws or (d) any action asserting a claim against us governed by the internal affairs doctrine will have to be brought only in the Court of Chancery in the State of Delaware. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and to have consented to the provisions of our amended and restated certificate of incorporation described above. This choice of forum provision many limit a stockholder's ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business, financial condition, results of operations and cash flows.

If securities analysts do not publish research or reports about our business or if they publish unfavorable commentary about us or our industry or downgrade our Class A common stock, the trading price of our Class A common stock could decline.

        We expect that the trading price for our Class A common stock will be affected by any research or reports that securities analysts publish about us or our business. If one or more of the analysts who may elect to cover us or our business downgrade their evaluations of our Class A common stock, the price of our Class A common stock would likely decline. We may be unable or slow to attract research coverage and if one or more analysts cease coverage of our company, we could lose visibility in the market for our Class A common stock, which in turn could cause our stock price to decline.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Laureate is headquartered in Baltimore, Maryland. As of December 31, 2016, there were more than 200 Laureate locations around the world. These locations include buildings and land comprising a total of approximately 124.4 million square feet, of which, approximately 62.4 million square feet were under lease and approximately 62.0 million square feet were owned. The following table summarizes the properties leased and owned by segment prior to the segment change, as the effects were not significant:

Segment	Square feet leased space	Square feet owned space	Total square feet
LatAm	52,990,277	25,888,759	78,879,036
Europe	3,055,751	5,994,282	9,050,033
AMEA	3,024,277	30,053,487	33,077,764
GPS	3,129,925	109,104	3,239,029
Corporate (including headquarters)	202,947	—	202,947

Total	62,403,177	62,045,632	124,448,809

        Our LatAm, Europe and AMEA segments lease and own various sites that may include a local headquarters and all or some of the facilities of a campus or location. In many countries, our facilities are subject to mortgages.

        Our GPS segment has offices at our headquarters location in Baltimore and leases eight additional facilities in Columbia, Maryland; Los Angeles, California; Minneapolis, Minnesota; Tempe, Arizona; San Antonio, Texas; Gdansk, Poland; Liverpool, England and Amsterdam, Netherlands. Our headquarters consists of two leased facilities in Baltimore, Maryland, which are used primarily for office space.

        We monitor the capacity of our higher education institutions on a regular basis and make decisions to expand capacity based on expected enrollment and other factors. Our leased facilities are occupied under leases whose remaining terms range from one month to 24 years. A majority of these leases contain provisions giving us the right to renew the lease for additional periods at various rental rates, although generally at rates higher than we are currently paying.

ITEM 3.    LEGAL PROCEEDINGS

        We are party to various claims and legal proceedings from time to time. Except as described below, we are not aware of any legal proceedings that we believe could have, individually or in the aggregate, a material adverse effect on our business, results of operations or financial condition.

        On October 5, 2016, a student filed suit against us and Walden University in the United States District Court for the Southern District of Ohio in the matter of Latonya Thornhill v. Walden University, et. al., claiming that her progress in her program was delayed by Walden University and seeking class action status to represent a nationwide class of purportedly similarly situated doctoral students. The claims include fraud in the inducement, breach of contract, consumer fraud under the laws of Maryland and Ohio, and unjust enrichment. We and Walden University were served on October 17, 2016. On December 16, 2016, we and Walden University filed a motion to dismiss the claims and a motion to strike the class action certification request. On January 12, 2017, the plaintiff filed an amended complaint, making modifications to supplement some of the factual allegations and seeking to change the governing law of the case to the law of Minnesota. A substantive response to the amended complaint was filed on February 9, 2017. The Thornhill court has temporarily stayed this case in its entirety until May 1, 2017, pending the outcome of the Multi-District Litigation proceeding discussed below. Walden University and we intend to defend against this case vigorously, including the request to certify a nationwide class.

        On October 18, 2016, a former student filed suit against us and Walden University pro se in the United States District Court for the District of Maryland in the matter of Eric D. Streeter v. Walden University, et. al. (Case No. 1CCB6-CV-3460), claiming that his progress in his program was delayed by Walden University and Laureate. The claims include unjust enrichment, breach of contract, violation of the Maryland Consumer Protection Act, violation of the Due Process Clause in the Fourteenth Amendment, libel, and violation of the False Claims Act. While we and Walden University have not yet been served in this matter, Walden University and we intend to defend against this case vigorously. After plaintiff filed a certificate of service claiming to have served us and Walden, on February 9, 2017 we filed a motion to dismiss for insufficient service of process. That motion is currently pending.

        On December 1, 2016, five students filed suit against us and Walden University in the United States District Court for the District of Minnesota in the matter of Jennifer Wright, et al v. Walden University,  et. al., claiming that their progress in their programs was delayed by Walden University and seeking class action status to represent a nationwide class of purportedly similarly situated doctoral students. The claims include fraud in the inducement, breach of contract, consumer fraud, and breach of implied covenant of fair dealing under the laws of Minnesota, California, Georgia, Washington and Michigan, and unjust enrichment. Walden University and we were served in this matter on December 8,

2016, Walden University and we intend to defend against this case vigorously, including the request to certify a nationwide class. On January 13, 2017, we filed a motion to dismiss, or in the alternative to stay proceedings, pursuant to the first-filed rule, based upon the fact that the Thornhill case was filed first in Ohio. The Wright court has stayed the proceedings pending a ruling on the motion to dismiss, for which a hearing is scheduled on March 22, 2017.

        On December 20, 2016, a former student filed suit against Walden University, in the Bexar County District Court in Texas in the matter of Dianna Medellin v. Walden University, LLC (Cause No. 2016C121637), claiming that Walden University intentionally deceived her by praising her and allowing her to successfully complete her coursework in her doctoral program, only to then prolong the dissertation writing process as much as possible. The case alleges causes of action for violations of the Texas Deceptive Trade Practices Act and fraud and includes certain factual allegations that are identical to the other purported class action lawsuits. Laureate has not been sued in this matter and Walden University was served on January 26, 2017. Walden removed the case to US federal district court in Texas on February 21, 2017. This matter has been resolved and the case was dismissed on March 15, 2017.

        On December 29, 2016, a former student filed suit against us and Walden University in the United States District Court for the District of Minnesota in the matter of Aaron Bleess, et al v. Walden University, et. al (Case No. 16-CV-4402), claiming that his progress in his program was delayed by Walden University and seeking class action status to represent a nationwide class of purportedly similarly situated doctoral students. The claims include, under the laws of Minnesota, breach of contract, consumer fraud, breach of implied covenant of fair dealing, fraudulent inducement, unjust enrichment, and violation of the Deceptive Trade Practices Act and Consumer Protection Fraud Act. Laureate and Walden University were served on January 5 and January 6, 2017, respectively. On January 17, 2017, we filed a motion to dismiss, or in the alternative to stay proceedings, pursuant to the first-filed rule, based upon the fact that the Thornhill case was filed first in Ohio. The Bleess court has stayed the proceedings pending a ruling on this motion to dismiss. Walden University and we intend to defend against this case vigorously, including the request to certify a nationwide class. This case appears to be nearly identical in allegations, including the same alleged class, as Thornhill and Wright.

        On December 23, 2016, counsel for the plaintiffs in Thornhill and Wright filed a motion to consolidate pretrial proceedings in these matters, as well as the Streeter and Medellin matters, to the United States Judicial Panel on Multi-District Litigation (MDL). Bleess' counsel has filed a notice of intent to participate as an interested party of the consolation motion. Laureate and Walden University filed a motion in opposition to transfer to MDL on January 17, 2017, which was opposed on January 24, 2017. A hearing is scheduled for March 30, 2017.

        In addition, several groups of current and former students filed five separate law suits in the Seventh Judicial Circuit in and for St. Johns County, Florida against St. Augustine relating to matters arising before we acquired that institution in November 2013. The suits are Hemingway et al. v. University of St. Augustine for Health Sciences, Inc. filed on August 12, 2013; Jennings v. University of St. Augustine for Health Sciences, LLC et al. filed on March 26, 2015, which was resolved in March 2016 and dismissed; Albritton et al. v. University of St. Augustine for Health Sciences, LLC filed on April 9, 2015, which was resolved in October 2015 and dismissed; Stephens v. University of St. Augustine for Health Sciences, LLC filed on November 11, 2015 which was resolved in June 2016 and dismissed; and Johnson v. University of St. Augustine for Health Sciences, LLC filed on June 16, 2016. The allegations in the remaining cases relate to a program that was launched in May 2011 and, at the time, offered a "Master of Orthopaedic Physician's Assistant Program" degree. The plaintiffs in these matters allege that the university misrepresented their ability to practice as licensed Physician Assistants with a heightened specialty in orthopaedics. The plaintiffs in the remaining cases are seeking relief including refund of tuition paid to St. Augustine, as well as loan debt incurred by the plaintiffs while attending St. Augustine, loss of future earnings and litigation costs. The Hemingway matter is awaiting a trial date. The Johnson matter is at a preliminary stage of discovery. We believe the claims in these cases are without merit and intend to defend vigorously against the allegations. With respect to the two pending St. Augustine cases, under the terms of the acquisition agreement for St. Augustine, we expect to be indemnified by the seller for substantially all of the liability with respect to any claims in these cases. We also have a right of set-off against the seller for such amounts.

        On November 16, 2016, Michael S. Ryan, the former chief accounting officer of the Company, filed a complaint with the Occupational Safety and Health Administration of the U.S. Department of Labor alleging retaliatory employment practices in violation of the whistleblower provisions of the Sarbanes-Oxley Act (Michael S. Ryan vs. Laureate Education, Inc., Case No. 3-0050-17-011). The complaint also alleges a lack of compliance with U.S. GAAP and violations of certain SEC rules and regulations. The complaint does not seek any specified amount of damages. The Company has investigated the allegations made in the complaint with the assistance of outside legal and accounting advisers and believes that its consolidated financial statements are in compliance with U.S. GAAP and SEC rules and regulations in all material respects and that the allegations are baseless and without merit. The Company intends to assert all appropriate defenses to these allegations and filed a statement of position with the U.S. Department of Labor on December 13, 2016. On March 13, 2017 Mr. Ryan submitted a reply to the Company's statement of position. The Company intends to continue to defend itself vigorously.

        During 2010, we were notified by the STA (in this case, by the Regional Inspection Office of the Special Madrid Tax Unit) that an audit of some of our Spanish subsidiaries was being initiated for 2006 and 2007. On June 29, 2012, the STA issued a final assessment to ICE, our Spanish holding company, for approximately EUR 11.1 million ($11.5 million at December 31, 2016), including interest, for those two years based on its rejection of the tax deductibility of financial expenses related to certain intercompany acquisitions and the application of the Spanish ETVE regime. On July 25, 2012 we filed a claim with the Regional Economic-Administrative Court challenging this assessment and, in the same month, we issued a cash-collateralized letter of credit for the assessment amount, in order to suspend the payment of the tax due. Further, in July 2013, we were notified by the STA (in this case, by the Central Inspection Office for Large Taxpayers) that an audit of ICE was also being initiated for 2008 through 2010. On October 19, 2015, the STA issued a final assessment to ICE for approximately EUR 17.2 million ($17.9 million at December 31, 2016), including interest, for those three years. We have appealed this assessment and, in order to suspend the payment of the tax assessment until the court decision, we issued a cash-collateralized letter of credit for the assessment amount plus interest and surcharges. We believe the assessments in this case are without merit and intend to defend vigorously against them. During the second quarter of 2016, we were notified by the STA that tax audits of the Spanish subsidiaries were also being initiated for 2011 and 2012; no assessments have yet been issued for these years. Also during the second quarter of 2016, the Regional Administrative Court issued a decision against the Company on its appeal. The Company has further appealed at the Highest Administrative Court level. The Company plans to continue the appeals process for the periods already audited and assessed.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our Class A common stock has traded on the Nasdaq under the symbol "LAUR" since February 1, 2017. Prior to that date, there was no public trading market for our Class A common stock. As a result, we have not set forth quarterly information with respect to the high and low prices for our Class A common stock or provided a performance graph. On March 28, 2017, the last reported sale price of our common stock was $13.90. There is currently no established public trading market for our Class B common stock.

Holders of Record

        There were 1 holder of record of our Class A common stock and 324 holders of record of our Class B common stock as of March 15, 2017. The number of beneficial owners of our Class A common stock is substantially greater than the number of record holders, because substantially all of our Class A common stock is held in "street name" by banks and brokers.

Dividend Policy

        We currently do not anticipate paying any cash dividends on our Class A common stock or Class B common stock in the foreseeable future. We expect to retain our future earnings, if any, for use in the operation and expansion of our business. The terms of our senior secured credit agreement governing our Senior Secured Credit Facilities, the indenture governing our outstanding Senior Notes and the Certificate of Designations governing our Series A Preferred Stock limit our ability to pay cash dividends in certain circumstances. Furthermore, if we are in default under the senior secured credit agreement governing our Senior Secured Credit Facilities or the indenture governing our outstanding Senior Notes, our ability to pay cash dividends will be limited in the absence of a waiver of that default or an amendment to such agreement or such indenture. In addition, our ability to pay cash dividends on shares of our Class A common stock may be limited by restrictions on our ability to obtain sufficient funds through dividends from our subsidiaries. For more information on our senior secured credit agreement governing our Senior Secured Credit Facilities and the indenture governing our outstanding Senior Notes, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 9, Debt. Subject to the foregoing, the payment of cash dividends in the future, if any, will be at the discretion of our board of directors and will depend upon such factors as earnings levels, capital requirements, our overall financial condition and any other factors deemed relevant by our board of directors.

        We made cash distributions on our common stock in an aggregate amount of $0 and $19.0 million, in 2016 and 2015, respectively, prior to the reclassification of our common stock in connection with our initial public offering.

Equity Compensation Plan Information

        See "Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Securities Authorized for Issuance Under Equity Compensation Plans."

Use of Proceeds

        On February 6, 2017, we completed our initial public offering pursuant to a registration statement on Form S-1 (File No. 333-207243) (the "IPO Registration Statement"), which the SEC declared effective on January 31, 2017, and a registration statement on Form S-1MEF (File No. 333-215845), which became effective on January 31, 2017. We registered a total of 40,250,000 shares of our Class A common stock. In our initial public offering, we issued and sold 35,000,000 shares of our Class A common stock to the public at a price of $14.00 per share, for aggregate gross offering proceeds of $490.0 million. The managing underwriters for our initial public offering were Credit Suisse Securities (USA) LLC, Morgan Stanley & Co. LLC and Barclays Capital Inc.

        The aggregate proceeds received by us from our initial public offering were $456.5 million, net of $33.5 million in underwriting discounts and commissions and offering expenses payable by us. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10% or more of any class of our equity securities or to any other affiliates.

        On March 1, 2017, in accordance with the Note Exchange Agreements, we redeemed Senior Notes with an aggregate principal amount of $22,556,000 at a repurchase price of 104.625% of the aggregate principal amount for a total payment of $23,599,215, which is consistent with the use of proceeds from our initial public offering as described in our final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b)(4) on February 2, 2017 (the "Final Prospectus"). The remainder of the funds have been invested in cash and cash equivalents. No payments were paid in such redemption directly or indirectly to any of our directors or officers (or their associates) or persons owning 10% or more of any class of our equity securities or to any other affiliates. We intend to use the remaining proceeds from our initial public offering as described in the Final Prospectus.

Recent Sales of Unregistered Securities

        During the fiscal year ended December 31, 2016, we sold the following securities which were not registered under the Securities Act of 1933, as amended:

        On December 30, 2016, we issued $10.453 million aggregate principal amount of our Senior Notes to the participants in stock-based deferred compensation arrangements in final settlement of the deferred compensation obligations. The Senior Notes were issued pursuant to Section 4(a)(2) of the Securities Act as transactions by an issuer not involving any public offering.

        On December 20, 2016, we sold 343,000 shares of Series A Preferred Stock, consisting of 23,000 shares of Convertible Redeemable Preferred Stock Series A-1 sold to one purchaser and 320,000 shares of Convertible Redeemable Preferred Stock Series A-2 sold to 22 purchasers. See "Item 1—Business—Recent Developments—Series A Preferred Stock Offering." The securities were offered and sold in a private placement offering in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act.

        On February 10, 2016, we granted to two of our officers, employees or other service providers options to purchase an aggregate of 5,322 shares of common stock at an exercise price of $22.40 per share. The options were issued pursuant to Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701.

        On May 2, 2016, we granted to 114 of our officers, employees or other service providers options to purchase an aggregate of 131,945 shares of common stock at an exercise price of $23.24 per share. The options were issued pursuant to Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701.

        On May 24, 2016, we granted three of our officers, employees or other service providers options to purchase an aggregate of 2,762 shares of common stock at an exercise price of $23.24 per share. The options were issued pursuant to Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering pursuant to benefit plans and contracts relating to compensation as provided under Rule 701.

        On October 25, 2016, we granted one of our officers, employees or other service providers options to purchase an aggregate of 162,267 shares of common stock at an exercise price of $23.36 per share. The options were issued pursuant to Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering pursuant to benefit plans and contracts relating to compensation as provided under Rule 701.

        On December 8, 2016, we granted four of our officers, employees or other service providers options to purchase an aggregate of 1,402 shares of common stock at an exercise price of $22.64 per share. The options were issued pursuant to Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving the Securities Act as transactions by an issuer not involving any public offering pursuant to benefit plans and contracts relating to compensation as provided under Rule 701.

        On February 10, 2016, we granted to two of our officers, employees or other service providers 544 Performance Share Units. The Performance Share Units were issued pursuant to Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701.

        On May 2, 2016, we granted to 114 of our officers, employees or other service providers 136,712 Performance Share Units. The Performance Share Units were issued pursuant to Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701.

        On May 24, 2016, we granted three of our officers, employees or other service providers 2,832 Performance Share Units. The Performance Share Units were issued pursuant to Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701.

        On October 25, 2016, we granted 25 of our officers, employees or other service providers 71,588 Performance Share Units. The Performance Share Units were issued pursuant to Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701.

        On December 8, 2016, we granted five of our officers, employees or other service providers 2,195 Performance Share Units. The Performance Share Units were issued pursuant to Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to a benefit plans and contracts relating to compensation as provided under Rule 701.

        On June 30, 2016, we granted an aggregate of 13,984 shares of common stock to seven of our directors and board observers, of which 6,994 were Restricted Shares. The common stock was granted under the 2013 Plan pursuant to Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701.

        On February 10, 2016, we granted to two of our officers, employees or other service providers 11,274 Restricted Stock Units. The Restricted Stock Units were issued pursuant to Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701.

        On May 2, 2016, we granted to 205 of our officers, employees or other service providers 174,142 Restricted Stock Units. The Restricted Stock Units were issued pursuant to Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701.

        On May 24, 2016, we granted six of our officers, employees or other service providers 9,242 Restricted Stock Units. The Restricted Stock Units were issued pursuant to Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701.

        On October 25, 2016, we granted 44 of our officers, employees or other service providers 221,550 Restricted Stock Units. The Restricted Stock Units were issued pursuant to Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation under Rule 701.

        On December 8, 2016, we granted eight of our officers, employees or other service providers 5,194 Restricted Stock Units. The Restricted Stock Units were issued pursuant to Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701.

ITEM 6.    SELECTED FINANCIAL DATA

        Set forth below are selected consolidated financial data of Laureate Education, Inc., at the dates and for the periods indicated. The selected historical statements of operations data and statements of cash flows data for the fiscal years ended December 31, 2016, 2015 and 2014 and balance sheet data as of December 31, 2016 and 2015 have been derived from our historical audited consolidated financial statements included elsewhere in this Form 10-K. The selected historical statements of operations data and statements of cash flows data for the fiscal years ended December 31, 2013 and 2012 and balance sheet data as of December 31, 2014, 2013 and 2012 have been derived from our historical audited consolidated financial statements not included in this Form 10-K. The segment data reflects the operating segment change discussed in the section entitled "Presentation of Financial Information." Our historical results are not necessarily indicative of our future results. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included therein. See accompanying historical financial statements of FMU Group and Sociedade Educacional Sul-Rio-Grandense Ltda., which are included because these two acquisitions met the significance thresholds of Rule 3-05 of Regulation S-X.

        The selected historical consolidated financial data should be read in conjunction with "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included elsewhere in this Form 10-K.

	Fiscal Year Ended December 31,
(Dollar amounts in thousands)	2016	2015	2014	2013	2012
Consolidated Statements of Operations:
Revenues	$4,244,192	$4,291,659	$4,414,682	$3,913,881	$3,567,117
Costs and expenses:
Direct costs	3,615,338	3,760,016	3,838,179	3,418,449	3,148,530
General and administrative expenses	222,496	194,686	151,215	141,197	110,078
Loss on impairment of assets	23,465	—	125,788	33,582	58,329

Operating income	382,893	336,957	299,500	320,653	250,180
Interest income	18,670	13,328	21,822	21,805	19,467
Interest expense	(421,936)	(398,042)	(385,754)	(350,196)	(307,728)
Loss on debt extinguishment	(17,363)	(1,263)	(22,984)	(1,361)	(4,421)
(Loss) gain on derivatives	(6,084)	(2,607)	(3,101)	6,631	(63,234)
Loss from regulatory changes(1)	—	—	—	—	(43,716)
Other income (expense), net	910	195	(1,184)	7,499	(5,533)
Foreign currency exchange gain (loss), net	67,450	(149,178)	(109,970)	(3,102)	14,401
Gain on sale of subsidiaries, net(2)	406,557	—	—	—	—

Income (loss) from continuing operations before income taxes and equity in net income (loss) of affiliates	431,097	(200,610)	(201,671)	1,929	(140,584)
Income tax (expense) benefit	(65,001)	(117,730)	39,060	(91,246)	(68,061)
Equity in net income (loss) of affiliates, net of tax	90	2,495	158	(905)	(8,702)

Income (loss) from continuing operations	366,186	(315,845)	(162,453)	(90,222)	(217,347)
Income from discontinued operations, net of tax of $0, $0, $0, $0, and $787, respectively	—	—	—	796	4,384
Gain on sales of discontinued operations, net of tax of $0, $0, $0, $1,864, and $179, respectively	—	—	—	4,350	3,308

Net income (loss)	366,186	(315,845)	(162,453)	(85,076)	(209,655)
Net loss (income) attributable to noncontrolling interests	5,661	(403)	4,162	15,398	8,597

Net income (loss) attributable to Laureate Education, Inc.	$371,847	$(316,248)	$(158,291)	$(69,678)	$(201,058)

	Fiscal Year Ended December 31,
(Dollar amounts in thousands)	2016	2015	2014	2013	2012
Consolidated Statements of Cash Flows:
Net cash provided by operating activities of continuing operations	$184,570	$170,486	$269,156	$277,202	$245,653
Net cash provided by (used in) investing activities of continuing operations	269,234	(173,642)	(489,181)	(899,083)	(453,747)
Net cash (used in) provided by financing activities of continuing operations	(445,722)	34,424	172,586	756,663	124,825
Net cash provided by (used in) operating activities of discontinued operations	—	—	—	344	(6,190)
Net cash used in investing activities of discontinued operations	—	—	—	—	(149)
Net cash provided by (used in) discontinued operations	—	—	—	344	(6,339)
Effects of exchange rate changes on cash	(1,790)	(34,179)	(50,877)	(12,531)	2,712
Business acquisitions, net of cash acquired	—	(6,705)	(287,945)	(177,550)	203
Payments of contingent consideration for acquisitions	—	(1,275)	—	(5,674)	—
Segment Data(3):
Revenues:
LatAm	2,441,992	$2,415,641	$2,532,451	$2,340,867	$2,135,176
Europe	480,401	486,235	533,862	501,398	461,322
AMEA	431,349	422,134	405,555	202,251	165,245
GPS	900,473	979,920	954,494	872,426	820,270
Corporate	(10,023)	(12,271)	(11,680)	(3,061)	(14,896)

Total revenues	$4,244,192	$4,291,659	$4,414,682	$3,913,881	$3,567,117

Adjusted EBITDA(4):
LatAm	$500,704	$463,691	$541,975	$466,664	$380,254
Europe	83,594	78,439	72,777	72,745	71,960
AMEA	59,884	49,869	30,130	(4,843)	(5,990)
GPS	257,809	226,804	222,998	205,581	192,944
Corporate	(136,390)	(115,395)	(94,355)	(93,675)	(92,135)

Total Adjusted EBITDA(4)	$765,601	$703,408	$773,525	$646,472	$547,033

Other Data:
Total enrollments (rounded to the nearest thousand):
LatAm	823,600	793,600	751,900	616,700	558,900
Europe	61,700	62,800	53,500	48,800	43,500
AMEA	85,700	83,800	77,500	61,000	44,600
GPS	72,200	80,900	76,500	76,000	73,700

Total	1,043,200	1,021,100	959,400	802,500	720,700

New enrollments (rounded to the nearest hundred):
LatAm	401,300	393,200	344,700	315,400	300,700
Europe	24,900	25,400	21,400	19,600	17,500
AMEA	39,800	42,700	42,500	21,000	18,100
GPS	41,700	43,200	41,000	39,000	40,100

Total	507,700	504,500	449,600	395,000	376,400

	As of December 31,
(Dollar amounts in thousands)	2016	2015	2014	2013	2012
Consolidated Balance Sheets:
Cash and cash equivalents	$464,965	$458,673	$461,584	$559,900	$427,305
Restricted cash and investments(5)	189,319	160,585	149,438	361,832	130,953
Net working capital (deficit) (including cash and cash equivalents)	(220,178)	(412,499)	(515,877)	(205,692)	(363,050)
Property and equipment, net	2,151,633	2,290,900	2,514,319	2,656,726	2,353,014
Goodwill	1,934,464	2,115,897	2,469,795	2,376,678	2,301,138
Tradenames	1,307,633	1,361,125	1,461,762	1,519,737	1,526,339
Other intangible assets, net	46,700	52,197	93,064	29,973	14,915
Total assets	7,102,965	7,439,116	8,358,124	8,356,675	7,680,047
Total debt, including due to shareholders of acquired companies(6)	4,019,312	4,698,007	4,734,834	4,401,461	3,608,509
Deferred compensation	14,128	32,343	115,575	188,394	182,119
Total liabilities, excluding debt, due to shareholders of acquired companies and derivative instruments	2,049,460	2,313,923	2,498,611	2,350,067	2,284,464
Convertible redeemable preferred stock	332,957	—	—	—	—
Redeemable noncontrolling interests and equity	23,876	51,746	43,876	42,165	53,225
Total Laureate Education, Inc. stockholders' equity	632,210	324,759	1,017,068	1,465,755	1,596,097

(1)
Represents a loss of $43.7 million from regulatory changes resulting from the deconsolidation of UDLA Ecuador at the end of the third quarter of 2012.

(2)
Represents a gain of approximately $249.4 million, subject to certain adjustments, resulting from the Swiss Institution Sale that closed on June 14, 2016, a gain of approximately $148.7 million, subject to certain adjustments, resulting from the French Institution Sale that closed on July 20, 2016 and a gain of approximately $8.5 million resulting from the sale of Sichuan Tianyi College that closed in December 2016.

(3)
On January 10, 2017, we announced that we plan to combine our Europe and AMEA operations, effective March 31, 2017. We expect this to result in a change in our operating segments which will be reflected in the financial statements for the first quarter of 2017, the period in which the change occurred. See "Presentation of Financial Information."

(4)
We define Adjusted EBITDA as net loss, before gain on sales of discontinued operations, net of tax, income from discontinued operations, net of tax, equity in net (income) loss of affiliates, net of tax, income tax expense (benefit), gain on sale of subsidiaries, net, foreign currency exchange loss (income), net, other (income) expense, net, loss from regulatory changes (for 2012), loss (gain) on derivatives, loss on debt extinguishment, interest expense and interest income, plus depreciation and amortization, stock-based compensation expense, loss on impairment of assets and expenses related to implementation of our EiP initiative. When we review Adjusted EBITDA on a segment basis, we exclude inter-segment revenues and expenses that eliminate in consolidation. Adjusted EBITDA is used in addition to and in conjunction with results presented in accordance with GAAP and should not be relied upon to the exclusion of GAAP financial measures.

        We have included Adjusted EBITDA in this Form 10-K because it is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Additionally, Adjusted EBITDA is a key input used by the compensation committee of our board of directors and our Chief Executive Officer in connection with the payment of incentive compensation to our executive officers and other members of our management team. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

        Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

  •
  although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

  •
  Adjusted EBITDA does not include impairment charges on long-lived assets;

  •
  Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

  •
  Adjusted EBITDA does not consider the potentially dilutive impact of equity-based compensation;

  •
  Adjusted EBITDA does not reflect expenses related to implementation of our EiP program to optimize and standardize our processes; and

  •
  Adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us.

        Other companies may calculate Adjusted EBITDA differently than the way we do, limiting the usefulness of these items as comparative measures. We believe that the inclusion of Adjusted EBITDA in this Form 10-K is appropriate to provide additional information to investors about our business. While management believes that these measures provide useful information to investors, the SEC may require that Adjusted EBITDA be presented differently or not at all in filings made with the SEC.

        Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net loss and our other GAAP results. The following table sets forth a reconciliation of Adjusted EBITDA to net loss for the periods indicated:

	Fiscal Year Ended December 31,
(Dollar amounts in thousands)	2016	2015	2014	2013	2012
Net income (loss)	$366,186	$(315,845)	$(162,453)	$(85,076)	$(209,655)
Plus:
Gain on sales of discontinued operations, net of tax	—	—	—	(4,350)	(3,308)
Income from discontinued operations, net of tax	—	—	—	(796)	(4,384)

Income (loss) from continuing operations	366,186	(315,845)	(162,453)	(90,222)	(217,347)
Plus:
Equity in net (income) loss of affiliates, net of tax	(90)	(2,495)	(158)	905	8,702
Income tax expense (benefit)	65,001	117,730	(39,060)	91,246	68,061

Income (loss) from continuing operations before income taxes and equity in net (income) loss of affiliates	431,097	(200,610)	(201,671)	1,929	(140,584)
Plus:
Loss from regulatory changes(a)	—	—	—	—	43,716
Gain on sale of subsidiaries, net(b)	(406,557)	—	—	—	—
Foreign currency exchange (income) loss, net	(67,450)	149,178	109,970	3,102	(14,401)
Other expense (income), net	(910)	(195)	1,184	(7,499)	5,533
Loss (gain) on derivatives	6,084	2,607	3,101	(6,631)	63,234
Loss on debt extinguishment	17,363	1,263	22,984	1,361	4,421
Interest expense	421,936	398,042	385,754	350,196	307,728
Interest income	(18,670)	(13,328)	(21,822)	(21,805)	(19,467)

Operating income	382,893	336,957	299,500	320,653	250,180
Plus:
Depreciation and amortization expense	264,879	282,946	288,331	242,725	221,235

EBITDA	647,772	619,903	587,831	563,378	471,415
Plus:
Stock-based compensation expense(c)	38,809	39,021	49,190	49,512	17,289
Loss on impairment of assets(d)	23,465	—	125,788	33,582	58,329
EiP expenses(e)	55,555	44,484	10,716	—	—

Adjusted EBITDA	$765,601	$703,408	$773,525	$646,472	$547,033

  (a)
  See footnote (1) above.

  (b)
  See footnote (2) above.

  (c)
  Represents non-cash, stock-based compensation expense pursuant to the provisions of ASC Topic 718.

  (d)
  Represents non-cash charges related to impairments of long-lived assets. For further details on certain impairment items, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations."

  (e)
  EiP implementation expenses are related to our enterprise-wide initiative to optimize and standardize our processes, creating vertical integration of procurement, information technology, finance, accounting and human resources, which began in 2014 and is expected to be substantially completed by the end of 2017. EiP includes the establishment of regional SSOs around the world, as well as improvements to our system of internal controls over financial reporting.

(5)
Restricted cash and investments includes cash equivalents held to collateralize standby letters of credit in favor of the DOE in order to allow our U.S. Institutions to participate in the Title IV program. In addition, we may have restricted cash in escrow pending potential acquisition transactions, or otherwise have cash that is not immediately available for use in current operations.

(6)
Includes current portion of long-term debt and current portion of due to shareholders of acquired companies.

        Return on Incremental Invested Capital ("ROIIC") is not a recognized measure under GAAP. We believe ROIIC is a relevant metric for investors because it measures how effectively we deploy capital to generate operating profit. We define ROIIC as the change in operating income (as adjusted) for the four-year period ended December 31, 2015 divided by the change in net invested capital for the four-year period ended December 31, 2014. We believe comparing the change in operating income (as adjusted) for the four-year period ended December 31, 2015 versus the change in net invested capital for the four-year period ended December 31, 2014 is a representative reflection of the returns our incremental capital investments generate because it only includes capital deployed for more than 12 months, resulting in a full-year impact on operating income (as adjusted). We believe a four-year measurement period is more representative of the returns we expect to generate on our investments. Our method of calculating ROIIC may differ from the methods other companies use to calculate ROIIC and may be calculated over different time periods. We encourage you to understand the methods other companies use to calculate ROIIC before comparing their ROIIC to ours. The following table presents the calculation of ROIIC:

	Fiscal Year Ended December 31,
(Dollars in thousands):	2011	2015
NUMERATOR:
Operating income	$216,768	$336,957
Loss on impairment of assets	108,467	—
EiP implementation expenses	—	44,484
Cash taxes(a)	(76,603)	(93,505)
Foreign currency exchange impact on operating income	—	101,200

Operating income (as adjusted)	$248,632	$389,136

Change in operating income (as adjusted)			$140,504

	As of December 31,
	2010	2014
DENOMINATOR:
Total assets	$7,454,657	$8,358,124
Cash and cash equivalents	(442,196)	(461,584)
Total liabilities, excluding debt, due to shareholders of acquired companies and derivative instruments	(1,926,174)	(2,498,611)
Sale-leaseback transaction(b)	—	(137,878)
Impairment of assets(c)	195,543	521,709

Net invested capital	$5,281,830	$5,781,760

Change in net invested capital			$499,930
ROIIC for the period from 2011 to 2015			28.1%

(a)
In 2014, includes an adjustment of $14.8 million due to timing of tax payments in Mexico resulting from tax reform changes that became effective in January 2014.

(b)
Represents assets classified as held for sale as of December 31, 2014, related to a sale-leaseback agreement for portions of the campuses of two of our institutions in Switzerland. The asset sale was completed in 2015.

(c)
In 2010, represents the impairment of assets incurred for January 1, 2010 to December 31, 2010. In 2014, represents the cumulative impairment of assets incurred from January 1, 2010 through December 31, 2014.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion of our results of operations and financial condition with the "Selected Financial Data" and the audited historical consolidated financial statements and related notes included elsewhere in this Form 10-K. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the "Item 1A—Risk Factors" section of this Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. See "Forward-Looking Statements."

Introduction

        This Management's Discussion and Analysis of Financial Condition and Results of Operations (the "MD&A") is provided to assist readers of the financial statements in understanding the results of operations, financial condition and cash flows of Laureate Education, Inc. This MD&A should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-K. Our MD&A is presented in the following sections:

  •
  Overview

  •
  Internal Control over Financial Reporting

  •
  Results of Operations

  •
  Liquidity and Capital Resources

  •
  Contractual Obligations

  •
  Off-Balance Sheet Arrangements

  •
  Critical Accounting Policies and Estimates

  •
  Recently Issued Accounting Pronouncements

Overview

Our Business

        We are the largest global network of degree-granting higher education institutions, with more than one million students enrolled at our 70 institutions in 25 countries on more than 200 campuses, which we collectively refer to as the Laureate International Universities network. We participate in the global higher education market, which was estimated to account for revenues of approximately $1.5 trillion in 2015, according to Global Silicon Valley (GSV). We believe the global higher education market presents an attractive long-term opportunity, primarily because of the large and growing imbalance between the supply and demand for quality higher education around the world. Advanced education opportunities drive higher earnings potential, and we believe the projected growth in the middle class population worldwide and limited government resources dedicated to higher education create substantial opportunities for high-quality private institutions to meet this growing and unmet demand. Our outcomes-driven strategy is focused on enabling millions of students globally to prosper and thrive in the dynamic and evolving knowledge economy.

        In 1999, we made our first investment in higher education and, since that time, we have developed into the global leader in higher education, based on the number of students, institutions and countries making up our network. As of December 31, 2016, our global network of 70 institutions comprised 58 institutions we owned or controlled, and an additional 12 institutions that we managed or with which we had other relationships. We have four reporting segments as described below. We group our institutions by geography in Latin America (LatAm), Europe (Europe) and Asia, Middle East and Africa (AMEA) for reporting purposes. Our Global Products and Services (GPS) segment includes our fully online universities and our campus-based institutions in the United States.

Our Segments

        On May 2, 2016, we announced a change to our operating segments in order to align our structure more geographically. Our institution in Italy, Nuova Accademia di Belle Arti Milano (NABA), including Domus Academy, moved from our GPS segment into our Europe segment. Media Design School (MDS), located in New Zealand, moved from our GPS segment into our AMEA segment. Our GPS segment now focuses on Laureate's fully online global operations and on its campus-based institutions in the United States. Our segment information for all periods presented has been revised to reflect this change. We determine our operating segments based on information utilized by our chief operating decision maker to allocate resources and assess performance.

  •
  The LatAm segment includes institutions in Brazil, Chile, Costa Rica, Honduras, Mexico, Panama and Peru and has contractual relationships with a licensed institution in Ecuador. The institutions generate revenues by providing an education that emphasizes professional-oriented fields of study with undergraduate and graduate degree programs in a wide range of disciplines. The programs at these institutions are mainly campus-based and are primarily focused on local students. In addition, the institutions in our LatAm segment have begun introducing online and hybrid (a combination of online and in-classroom) courses and programs to their curriculum. Brazil and Chile have government-supported financing programs, while in other countries students generally finance their own education. Tuition and expenses per student are less than in the Europe and GPS segments, but the volume of enrollments is higher.

  •
  The Europe segment includes institutions in Cyprus, Germany, Italy, Morocco, Portugal, Spain and Turkey. The institutions generate revenues by providing professional-oriented fields of study with undergraduate and graduate degree programs in a wide variety of disciplines. The programs at these institutions are mainly campus-based, but several institutions have begun to introduce online and hybrid programs. While a higher percentage of the eligible population in Europe participates in higher education than in LatAm, Europe's population is older and growing more slowly than in the countries in our LatAm and AMEA segments. The greater availability in these locations of established, and in some instances nearly free, public universities results in a more competitive market for increased and sustained enrollments. The institutions in this segment enroll local and international students. As most countries in the Europe segment do not have government financing for private education, most students finance their own education. Tuition and expenses per student are higher, with lower enrollment than in our LatAm and AMEA segments.

  •
  The AMEA segment consists of campus-based institutions with operations in Australia, China, India, Malaysia, New Zealand, South Africa and Thailand. AMEA also manages nine licensed institutions in the Kingdom of Saudi Arabia and manages one additional institution in China through a joint venture arrangement. The programs at these institutions generate revenues by providing an education that emphasizes professional-oriented fields of study with undergraduate and graduate degree programs in a wide range of disciplines. The programs at these institutions are mainly campus-based and are primarily focused on local students. In certain markets in the AMEA segment there are various forms of government-supported student financing programs; however, most students finance their own education. The AMEA segment has a combination of fast growing economies, such as China and Malaysia. Tuition and expenses per student are less than in our Europe and GPS segments. In the Kingdom of Saudi Arabia, the government awarded us contracts with 11 licensed institutions, including eight under the Colleges of Excellence program. The contracts are each five years in length, and we may apply for renewal with the government upon expiration of each contract. The first contract, Riyadh Polytechnic Institute (RPI), under which we provide services to approximately 300 students, expired in October 2015; however, it was renewed on a temporary basis. The board of directors of RPI recently decided to end operations at that institution by July 2017. Two of the remaining contracts ended during the second quarter of 2016 and will not be renewed. Four of the contracts for the Colleges of Excellence will expire in August 2018 and four will expire in August 2019. Accordingly, as of December 31, 2016, we manage nine licensed institutions under these contracts.

  •
  The GPS segment includes our fully online institutions operating globally and our U.S. campus-based institutions. The GPS segment provides professional-oriented fully online degree programs in the United States offered through Walden University, a U.S.-based accredited institution, and through the University of Liverpool and the University of Roehampton in the United Kingdom. Additionally, within the GPS segment we have smaller campus-based institutions in the United States. The online institutions primarily serve working adults with undergraduate and graduate degree programs, while the campus-based institutions primarily serve traditional students seeking undergraduate and graduate degrees. Students in the United States finance their education in a variety of ways, including Title IV programs.

        Corporate is a non-operating business unit whose purpose is to support operations. Its departments are responsible for establishing operational policies and internal control standards; implementing strategic initiatives; and monitoring compliance with policies and controls throughout our operations. Our Corporate segment is an internal source of capital and provides financial, human resource, information technology, insurance, legal and tax compliance services. The Corporate segment also contains the eliminations of inter-segment revenues and expenses.

        The following information for our operating segments is presented as of December 31, 2016:

	LatAm	Europe	AMEA	GPS	Total
Countries	8	7	8	2	25
Institutions	29	13	21	7	70
Enrollment (rounded to the nearest hundred)	823,600	61,700	85,700	72,200	1,043,200
2016 YTD Revenues ($ in millions)(1)	$2,442.0	$480.4	$431.3	$900.5	$4,244.2
% Contribution to 2016 YTD Revenues(1)	58%	11%	10%	21%	100%

(1)
The elimination of inter-segment revenues and amounts related to Corporate, which total $10.0 million, is not separately presented.

Challenges

        Our global operations are subject to complex business, economic, legal, political, tax and foreign currency risks, which may be difficult to adequately address. The majority of our operations are outside the United States. As a result, we face risks that are inherent in international operations, including: fluctuations in exchange rates, possible currency devaluations, inflation and hyper-inflation; price controls and foreign currency exchange restrictions; potential economic and political instability in the countries in which we operate; expropriation of assets by local governments; key political elections and changes in government policies; multiple and possibly overlapping and conflicting tax laws; and compliance with a wide variety of foreign laws. We plan to continue to grow our business globally by acquiring or establishing private higher education institutions. Our success in growing our business will depend on the ability to anticipate and effectively manage these and other risks related to operating in various countries.

Regulatory Environment

        Our business is subject to regulation by various agencies based on the requirements of local jurisdictions. These agencies continue to review and update regulations as they deem necessary. We cannot predict the form of the rules that ultimately may be adopted in the future or what effects they might have on our business, financial condition, results of operations and cash flows. We will continue to develop and implement necessary changes that enable us to comply with such regulations. See "Risk Factors—Risks Relating to Our Highly Regulated Industry in the United States," "Risk Factors—Risks Relating to Our Business—Our institutions are subject to uncertain and varying laws and regulations, and any changes to these laws or regulations or their application to us may materially adversely affect our business, financial condition and results of operations," "Risk Factors—Risks Relating to Our Business—Political and regulatory developments in Chile may materially adversely affect our operations" and "Item 1—Business—Industry Regulation" for a detailed discussion of our different regulatory environments and Note 19, Legal and Regulatory Matters, in our consolidated financial statements included elsewhere in this Form 10-K.

Key Business Metrics

Enrollment

        Enrollment is our lead revenue indicator and represents our most important non-financial metric. We define "enrollment" as the number of students registered in a course on the last day of the enrollment reporting period. New enrollments provide an indication of future revenue trends. Total enrollment is a function of continuing student enrollments, new student enrollments and enrollments from acquisitions, offset by graduations, attrition and enrollment decreases due to dispositions. Attrition is defined as a student leaving the institution before completion of the program. To minimize attrition, we have implemented programs that involve assisting students in remedial education, mentoring, counseling and student financing.

        Each of our institutions has an enrollment cycle that varies by geographic region and academic program. During each academic year, each institution has a "Primary Intake" period in which the majority of the enrollment occurs. Most institutions also have one or more smaller "Secondary Intake" periods. The first calendar quarter generally coincides with the Primary Intakes for our institutions in Central America, the Andean Region, Brazil, Australia, New Zealand, South Africa and Saudi Arabia. The third calendar quarter generally coincides with the Primary Intakes for our institutions in Mexico, Europe, China, India, Malaysia, Thailand and the GPS segment.

        The following chart shows our enrollment cycles. Shaded areas in the chart represent periods when classes are generally in session and revenues are recognized. Areas that are not shaded represent summer breaks during which revenues are not typically recognized. The large circles indicate the Primary Intake start dates of our institutions, and the small circles represent the Secondary Intake start dates.

Pricing

        We continually monitor market conditions and carefully adjust our tuition rates to meet local demand levels. We proactively seek the best price and content combinations to ensure that we remain competitive in all the markets in which we operate.

Principal Components of Income Statement

Revenues

        Tuition is the largest component of our revenues and we recognize tuition revenues on a weekly basis as classes are being taught. The amount of tuition generated in a given period depends on the price per credit hour and the total credit hours or price per program taken by the enrolled student population. Deferred revenue and student deposits on our consolidated balance sheets consist of tuition paid prior to the start of academic sessions and unearned tuition amounts recorded as accounts receivable after an academic session begins. The price per credit hour varies by program, by market and by degree level. Additionally, varying levels of discounts and scholarships are offered depending on market-specific dynamics and individual achievements of our students. Revenues are reported net of scholarships, other discounts, refunds, waivers and the fair value of any guarantees made by Laureate related to student financing programs. In addition to tuition revenues, we generate other revenues from ancillary product sales, dormitory/residency fees, student fees and other education-related services. These other revenues are less material to our overall financial results and have a tendency to trend with tuition revenues. The main drivers of changes in revenues between periods are student enrollment and price.

Direct Costs

        Our direct costs include instructional and services expenses as well as marketing and promotional expenses. Our instructional and services costs consist primarily of labor and operating costs associated with the delivery of services to our students, including the cost of wages, payroll taxes, and benefits for institution employees, depreciation and amortization, rent, utilities and bad debt expenses. Marketing and promotional costs consist primarily of advertising expenses and labor costs for marketing personnel at the institutions. In general, a significant portion of our direct costs tend to be variable in nature and trend with enrollment, and management continues to monitor and improve the efficiency of instructional delivery. Conversely, as campuses expand, direct costs may grow faster than enrollment growth as infrastructure investments are made in anticipation of future enrollment growth.

General and Administrative Expenses

        Our general and administrative expenses primarily consist of costs associated with corporate departments, including executive management, finance, legal, business development and other departments that do not provide direct operational services.

Factors Affecting Comparability

Acquisitions

        Our past experiences provide us with the expertise to further our mission of providing high-quality, accessible and affordable higher education to students by expanding into new markets, primarily through acquisitions. Acquisitions affect the comparability of our financial statements from period to period. Acquisitions completed during one period impact comparability to a prior period in which we did not own the acquired entity. Therefore, changes related to such entities are considered "incremental impact of acquisitions" for the first 12 months of our ownership. See Note 4, Acquisitions, in our consolidated financial statements for details of our acquisitions and other transactions.

Dispositions

        Certain strategic initiatives may include the sale of institutions such as the French Institution Sale and the Swiss Institution Sale. Such dispositions affect the comparability of our financial statements from period to period. Dispositions completed during one period impact comparability to a prior period in which we owned the divested entity. Therefore, changes related to such entities are considered "incremental impact of dispositions" for the first 12 months subsequent to the disposition. See Note 3, Dispositions and Asset Sales, in our consolidated financial statements for details of our dispositions and other transactions.

Foreign Exchange

        The majority of our institutions are located outside the United States. These institutions enter into transactions in currencies other than the United States Dollar ("USD") and keep their local financial records in a functional currency other than the USD. We monitor the impact of foreign currency movements and the correlation between the local currency and the USD. Our revenues and expenses are generally denominated in local currency. The USD is our reporting currency and our subsidiaries operate in various other functional currencies, including: Australian Dollar, Brazilian Real, Chilean Peso, Chinese Renminbi, Costa Rican Colon, Euro, Honduran Lempira, Indian Rupee, Malaysian Ringgit, Mexican Peso, Moroccan Dirham, New Zealand Dollar, Peruvian Nuevo Sol, Polish Złoty, Saudi Riyal, South African Rand, Thai Baht and Turkish Lira. The principal foreign exchange exposure is the risk related to the translation of revenues and expenses incurred in each country from the local currency into USD. For the years ended December 31, 2016, 2015, and 2014, the impact of changing foreign currency exchange rates reduced consolidated revenues by approximately $180 million, $689 million and $225 million, respectively, as compared to the comparable preceding period. For the years ended December 31, 2016, 2015, and 2014, the impact of changing foreign currency exchange rates reduced consolidated Adjusted EBITDA by approximately $11 million, $142 million and $46 million, respectively, as compared to the comparable preceding period. We experienced a proportionally greater negative impact related to the years ended December 31, 2014 and December 31, 2015 and the first half of 2016, which resulted from the significant weakening against the USD experienced by most currencies where we have significant operations. See "Risk Factors—Risks Relating to Our Business—Our reported revenues and earnings may be negatively affected by the strengthening of the U.S. dollar and currency exchange rates."

Seasonality

        Most of the institutions in our network have a summer break during which classes are generally not in session and minimal revenues are recognized. In addition to the timing of summer breaks, holidays such as Easter also have an impact on our academic calendar. Operating expenses, however, do not fully correlate to the enrollment and revenue cycles, as the institutions continue to incur expenses during summer breaks. Given the geographic diversity of our institutions and differences in timing of summer breaks, our second and fourth quarters are stronger revenue quarters as the majority of our institutions are in session for most of these respective quarters. Our first and third fiscal quarters are weaker revenue quarters because the majority of our institutions have summer breaks for some portion of one of these two quarters. Due to this seasonality, revenues and profits in any one quarter are not necessarily indicative of results in subsequent quarters and may not be correlated to new enrollment in any one quarter. For a discussion of our revenue recognition accounting policy, see Note 2, Significant Accounting Policies, in our consolidated financial statements.

Income Tax Expense

        Our consolidated income tax provision is derived based on the combined impact of federal, state and foreign income taxes. Laureate has operations in multiple countries, many of which have statutory tax rates lower than the United States. Generally, lower tax rates in these foreign jurisdictions, along with Laureate's intent and ability to indefinitely reinvest foreign earnings outside of the United States, results in an effective tax rate lower than the statutory rate in the United States. Further, discrete items can arise in the course of our operations that can further impact the Company's effective tax rate for the period.

        Our tax rate fluctuates from period to period due to changes in the mix of earnings between our tax-paying entities, our tax-exempt entities and our loss-making entities for which it is not more likely than not that a tax benefit will be realized on the loss. The pre-tax result from our profitable entities for the years ended December 31, 2016 and 2015 was $596.7 million and $423.0 million, respectively. A significant driver of the lower tax expense as compared to pre-tax income is the non-taxable gain on the sale of certain operations, primarily in Switzerland and France, that is included in pre-tax income.

Internal Control over Financial Reporting

        We have identified material weaknesses that existed as of December 31, 2015 and/or December 31, 2016. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

        As of December 31, 2015, we identified a material weakness in our internal control over financial reporting related to inadequate controls over key reports and spreadsheets. Specifically, we did not design adequate controls to address the completeness and accuracy of key reports and key spreadsheets. This material weakness, in combination with other prior material weaknesses, contributed to a revision to our audited financial statements for the year ended December 31, 2013. This material weakness could result in additional misstatements to the accounts and disclosures that would result in a material misstatement of our consolidated financial statements that would not be prevented or detected.

        As of December 31, 2016, we identified three additional material weaknesses, as follows:

  •
  We identified a material weakness in our risk assessment process, which we determined was not operating adequately to identify and address the risks to our business and to establish appropriate control objectives given the environment in which we operate and the decentralized structure used to manage our operating activities. This material weakness in our risk assessment process was a factor contributing to two additional material weaknesses which we have further described below:

  •
  We identified a material weakness in that we did not appropriately assess the risks relating to our contracting processes and did not have controls that were properly designed or operating effectively to detect and prevent fraud. Specifically, our controls over contracting processes were not designed or operating effectively to incorporate appropriate levels of due diligence, requisite management approvals, segregation of duties or ongoing monitoring. This material weakness allowed for the occurrence of the incident in our network institution in Turkey as discussed in "Item 1—Business—Turkish Regulation and Internal Investigation," as well as certain other contracting irregularities at other network institutions that also necessitated an internal investigation. This control deficiency could result in material misstatements of the accounts and disclosures that would result in a material misstatement of our consolidated financial statements that would not be prevented or detected.

  •
  We identified a material weakness in that we did not maintain effective controls over the operating effectiveness of information technology ("IT") general controls for information systems that are relevant to the preparation of our financial statements. Specifically we did not:

  (i)
  maintain program change management controls to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately;

  (ii)
  maintain user access controls to ensure appropriate segregation of duties and that access to financial applications and data is adequately restricted to appropriate personnel; and

  (iii)
  maintain computer operations controls to ensure that privileges are appropriately granted, and data backups are authorized and monitored.

  These IT deficiencies did not result in a material misstatement to the financial statements, however, the deficiencies, when aggregated, could impact the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially affecting all financial statement accounts and disclosures that would not be prevented or detected in a timely manner.

        We have commenced the remediation of each of these material weaknesses, including making significant investments to develop training programs for our global organization, changing the organizational design and upgrading the qualifications of personnel where necessary, and designing and implementing improved processes and internal controls, some of which are manual. We have begun an enterprise-wide risk assessment whereby risks throughout the organization will be identified, assessed and prioritized. This enterprise-wide risk assessment will be periodically updated and leveraged as an ongoing mechanism to manage the broad set of risks the Company faces. We will leverage the results of this entity-wide risk assessment as input for the determination of future initiatives and to tailor our future activities around the implementation assessment, and monitoring of internal controls for all entities, including variable interest entities ("VIEs"). We have also commenced a remediation process that includes, among other things, enhancement of our contract management policy, communication and training on the enhanced policy, and increased oversight. We are in the process of ensuring that the design of our policies and procedures have been fully implemented and are operational, including monitoring of access, change management and segregation of duties relating to IT development and production roles. We are in the process of designing and implementing procedures to address the design deficiencies relating to the completeness and accuracy of our key reports and spreadsheets.

        In addition to the remediation actions discussed above, we are continuing with our ongoing EiP initiative, which is anticipated to be completed by the end of 2017 and includes implementing a global enterprise resource planning system and completing the vertical integration of our finance organization through the establishment of SSOs.

        Our efforts to remediate these material weaknesses may not be effective or prevent any future material weakness in our internal control over financial reporting. See "Risk Factors—Risks Relating to Our Business—We currently have four material weaknesses in our internal control over financial reporting that, if not corrected, could result in material misstatements of our financial statements," and "Risk Factors—Risks Relating to Our Business—If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be materially adversely affected."

        As a public company, we will be required to devote significant resources to complete the assessment and documentation of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, including an assessment of the design, implementation and operating effectiveness of our information systems associated with our internal control over financial reporting. We will incur material costs to remediate the material weaknesses described above, as well as ensuring compliance with Section 404 of the Sarbanes-Oxley Act.

Results of Operations

        The following discussion of the results of our operations is organized as follows:

  •
  Summary Comparison of Consolidated Results

  •
  Non-GAAP Financial Measure

  •
  Segment Results

Summary Comparison of Consolidated Results for the Years Ended December 31, 2016, 2015 and 2014

Discussion of Significant Items Affecting the Consolidated Results for the Years Ended December 31, 2016, 2015 and 2014

Year Ended December 31, 2016

        On June 14, 2016, we sold the operations of Glion in Switzerland and the United Kingdom, and the operations of Les Roches in Switzerland and the United States, as well as Haute école spécialisée Les Roches-Gruyère SA (LRG) in Switzerland, Les Roches Jin Jiang in China, Royal Academy of Culinary Arts (RACA) in Jordan and Les Roches Marbella in Spain, which resulted in a gain on sale of approximately $249.4 million. This gain is included in other non-operating income in the tables below.

        On July 20, 2016, we sold the operations of École Supérieure du Commerce Extérieur (ESCE), Institut Français de Gestion (IFG), European Business School (EBS), École Centrale d'Electronique (ECE), and Centre d'Études Politiques et de la Communication (CEPC), which resulted in a gain on sale of approximately $148.7 million. This gain is included in other non-operating income in the tables below.

        In December 2016, we completed the sale of our remaining 21% ownership interest in Sichuan Tianyi College (Tianyi) in China, which resulted in a gain on sale of approximately $8.5 million. This gain is included in other non-operating income in the tables below.

  Impairment

        Upon completion of our impairment testing for 2016, we recorded a total impairment loss of $23.5 million. We recorded a goodwill impairment charge of $4.2 million related to our institutions in Germany that are part of the Europe segment. We also recorded a goodwill impairment charge of $19.3 million at MSA, an institution in our AMEA segment. The weakness of the South African Rand and challenging economic conditions have resulted in a change to our capital allocation strategy for this business, resulting in an impairment charge in the fourth quarter of 2016. We determined the fair value of the reporting units using an income approach based primarily on discounted cash flow projections.

Year Ended December 31, 2015

        On March 5, 2015, we completed the sale of our interest in HSM Group Management Focus Europe Global S.L. (HSM). We recognized a net gain of $2.0 million in equity in net income (loss) of affiliates, net of tax, for the year ended December 31, 2015.

        During the quarter ended June 30, 2015, we reassessed our position regarding certain ongoing Spanish tax audits and, as a result of recent adverse decisions from the Spanish Supreme Court and Spanish National Court on cases for taxpayers with similar facts, it was determined that we could no longer support a more-likely-than-not position and therefore recorded a provision of $42.1 million relating to these tax audits.

        The fiscal reform that was enacted in Mexico in December 2013 subjects our Mexican entities to corporate income tax and also requires them to comply with profit-sharing legislation, whereby 10% of the taxable income of our Mexican entities will be set aside as employee compensation. In 2013, the Company established an asset for a deferred benefit related to this matter. During 2014, we revised our estimate regarding the realizability of this asset and, accordingly, recorded a net decrease in operating expense for the year ended December 31, 2014 of $22.8 million. During 2015, we revised our estimate regarding the realizability of this asset and, accordingly, recorded a net increase in operating expense for the year ended December 31, 2015 of $0.9 million.

        During the fourth quarter of 2015, we approved a plan of restructuring, which primarily included workforce reductions in order to reduce operating costs in response to overcapacity at certain locations. We incurred employee termination costs of $15.5 million resulting from a reduction in force at certain locations, including $5.4 million in our LatAm segment, $4.1 million in our Europe segment, $2.5 million in our AMEA segment, $3.2 million in our GPS segment and $0.3 million incurred at Corporate.

Year Ended December 31, 2014

        In the first quarter of 2014, we announced the beginning of a teach-out process at National Hispanic University ("NHU"), an institution in our GPS segment that closed in August 2015 and will no longer enroll new students. In connection with this teach-out, we recorded direct costs of $6.6 million for 2014 to ensure an orderly and successful transition for our students.

        In the second quarter of 2014, corporate expenses were reduced by $3.4 million related to proceeds received from the settlement of earthquake-related insurance claims. In the fourth quarter of 2014, corporate expenses were further reduced by $1.4 million related to additional proceeds received from the settlement of earthquake-related insurance claims.

        We recorded a loss on disposal of property of $4.4 million at Hunan International Economics University (HIEU), an institution in our AMEA segment, to write off the carrying value of several parcels of land for which it no longer has land use rights.

        In the second quarter of 2014, we recorded a benefit to direct costs of $11.3 million in our LatAm segment related to the settlement of a pre-acquisition loss contingency after receiving a favorable court ruling with respect to the use of grant funds by the prior owners of Universidade Anhembi Morumbi ("UAM Brazil").

        In the second quarter of 2014, we determined it was probable that performance targets would be achieved for contingent consideration payable under the terms of the 2013 purchase agreement for THINK, an institution in our AMEA segment, therefore we accrued this contingent consideration at its estimated fair value of $3.8 million, which we charged to operating expenses.

        In the third quarter of 2014, an entity in the Kingdom of Saudi Arabia in our AMEA segment recorded a benefit to direct costs of $2.8 million, primarily related to cash payments received for fully reserved receivables.

        In 2014, we incurred employee termination costs of $18.0 million resulting from a reduction in force at certain locations, including $11.5 million in our LatAm segment, $4.7 million in our Europe segment and $1.8 million in our GPS segment.

        In 2014, we reached an arbitration settlement related to certain indemnification claims with the former owners of an institution in Brazil and recorded a gain of $6.7 million in our LatAm segment.

        During the fourth quarter of 2014, we recorded an operating expense of $18.0 million for a donation to a foundation for an initiative supported by the Turkish government. This donation was made by our network institution in Turkey to support our ongoing operations.

        During 2013, we recorded a liability of $11.8 million for a social security tax matter in our Europe segment for the years 2009 through 2012. In 2014, we reversed $2.1 million of the social security tax liability due to statute of limitations expirations.

        As discussed above, during 2014, we revised our estimate regarding the realizability of the asset related to the Mexico profit-sharing legislation and, accordingly, recorded a net decrease in operating expense for the year ended December 31, 2014 of $22.8 million.

  Impairment

        In 2014, we recorded a total impairment loss of $125.8 million. Tradenames were impaired in the aggregate amount of $47.7 million related to two Chilean institutions in our LatAm segment. Also in our LatAm segment, goodwill was impaired in the amount of $77.1 million, which related to our institutions in Costa Rica, Honduras and Panama. Our LatAm and GPS segments recorded impairments of long-lived assets of $0.7 million and $0.1 million, respectively. Our Europe segment recorded impairments of deferred costs of $0.3 million.

        UDLA Chile recorded impairment of $16.4 million for Tradenames. This is an additional impairment to the charge taken in 2013. The primary driver for this additional charge was the secondary intake of enrollment that occurred during the third quarter of 2014, which provided us with additional information regarding the projected financial performance of UDLA Chile and that indicated that the financial impact of the loss of accreditation was larger than initially estimated. UNAB recorded an impairment charge for tradenames of $31.3 million that resulted from our expectation of reduced margins and lower pricing. The lower projections reflect weaker operating performance compared to the prior long-range plan, combined with reduced expectations as a result of a regulatory environment that favors public rather than private supply in higher education.

        The goodwill impairment of $77.1 million in LatAm at our institutions in Costa Rica, Honduras and Panama can be attributed to a weaker long-range outlook as compared to the assumptions contained in the models previously used to value the intangible assets. The primary driver of this weaker outlook is a shortfall in 2014 enrollments, which has caused us to decrease our long-term enrollment projections. The softened enrollment outlook has also resulted in pricing pressure on revenue.

Comparison of Consolidated Results for the Years Ended December 31, 2016, 2015 and 2014

				% Change Better/(Worse)
(in millions)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Revenues	$4,244.2	$4,291.7	$4,414.7	(1)%	(3)%
Direct costs	3,615.3	3,760.0	3,838.2	4%	2%
General and administrative expenses	222.5	194.7	151.2	(14)%	(29)%
Loss on impairment of assets	23.5	—	125.8	nm	nm

Operating income	382.9	337.0	299.5	14%	13%
Interest expense, net of interest income	(403.3)	(384.7)	(363.9)	(5)%	(6)%
Other non-operating income (expense)	451.5	(152.9)	(137.2)	nm	(11)%

Income (loss) from continuing operations before income taxes and equity in net income of affiliates	431.1	(200.6)	(201.7)	nm	1%
Income tax (expense) benefit	(65.0)	(117.7)	39.1	45%	nm
Equity in net income of affiliates, net of tax	0.1	2.5	0.2	(96)%	nm

Net income (loss)	366.2	(315.8)	(162.5)	nm	(94)%
Net loss (income) attributable to noncontrolling interests	5.7	(0.4)	4.2	nm	(110)%

Net income (loss) attributable to Laureate Education, Inc.	$371.8	$(316.2)	$(158.3)	nm	(100)%

nm—percentage changes not meaningful

        For further details on certain discrete items discussed below, see "—Discussion of Significant Items Affecting the Consolidated Results for the Years Ended December 31, 2016, 2015 and 2014."

Comparison of Consolidated Results for the Year Ended December 31, 2016 to the Year Ended December 31, 2015

        Revenues decreased by $47.5 million to $4,244.2 million for the year ended December 31, 2016 from $4,291.7 million for the year ended December 31, 2015. This revenue decrease was driven by the effect of a net change in foreign currency exchange rates, which decreased revenues by $180.4 million and the incremental impact of dispositions, which reduced revenue by $129.2 million. Partially offsetting this decrease in revenues was the overall increased average total enrollment at a majority of our institutions, which increased revenues by $117.9 million; the incremental impact of acquisitions, which increased revenues by $3.4 million; and the effect of changes in tuition rates and enrollments in programs at varying price points ("product mix"), pricing and timing, which increased revenues by $138.5 million. Other Corporate and Elimination changes accounted for an increase in revenues of $2.3 million.

        Direct costs and general and administrative expenses combined decreased by $116.9 million to $3,837.8 million for 2016 from $3,954.7 million for 2015. The direct costs decrease was due to the effect of a net change in foreign currency exchange rates, which decreased costs by $182.1 million for 2016 compared to 2015; the incremental impact of dispositions, which decreased costs by $122.2 million for 2016 compared to 2015; and employee termination costs increased direct costs by $15.5 million in 2015.

        Offsetting these direct cost decreases was the incremental impact of acquisitions, which increased costs by $2.0 million and overall higher enrollments and expanded operations, which increased costs by $164.1 million. Acquisition-related contingent liabilities for taxes other than income tax, net of changes in recorded indemnification assets increased direct costs by $18.8 million in 2016 and increased direct costs by $5.6 million in 2015, increasing expenses by $13.2 million in 2016 compared to 2015. Other Corporate and Eliminations expenses accounted for an increase in costs of $23.6 million in 2016 compared to 2015.

        Operating income increased by $45.9 million to $382.9 million for 2016 from $337.0 million for 2015. The increase in operating income was related to increased operating income from our LatAm, Europe and GPS segments. The increase in operating income was partially offset by a loss on impairment of $23.5 million for 2016 and increased Corporate expenses.

        Interest expense, net of interest income increased by $18.6 million to $403.3 million for 2016 from $384.7 million for 2015. The increase in interest expense was primarily attributable to higher interest rates on our outstanding balances, partially offset by lower average balances outstanding during 2016.

        Other non-operating income (expense) increased by $604.4 million to income of $451.5 million for 2016 from expense of $152.9 million for 2015. This increase was primarily attributable to a gain on sales of subsidiaries in 2016 of $406.6 million, a gain on foreign currency exchange in 2016 compared to a loss in 2015 for a change of $216.6 million and a change in other non-operating income (expense) of $0.8 million in 2016 compared to 2015. This increase was offset by an increase in the loss on debt extinguishment of $16.1 million combined with an increased loss on derivative instruments in 2016 compared to 2015 of $3.5 million.

        Income tax expense decreased by $52.7 million to $65.0 million in 2016 from $117.7 million in 2015. This year-over-year decrease in expense was the result of recognizing a contingent liability in 2015 of $42.1 million related to the Spanish tax audits. In addition, 2016 had a benefit of $7.9 million related to the deferred taxes included within the accounting for the sale of the hospitality management schools and a release of contingent liabilities related to Peru and Brazil of $21.8 million and $12.5 million, respectively. There was also a change in the mix of pre-tax book income attributable to taxable and tax-exempt entities, partially offsetting the decreases above. Of the total 2016 pre-tax book income, $83.1 million related to the non-taxable gain on the sale of the hospitality management schools, resulting in a decrease to the overall effective tax rate for the 2016 fiscal period.

        Equity in net income of affiliates, net of tax decreased by $2.4 million to $0.1 million in 2016 from $2.5 million in 2015. We recognized a net gain on the sale of HSM for $2.0 million in 2015. Other equity-method investments resulted in a change of $0.4 million for 2016 compared to 2015.

        Net loss (income) attributable to noncontrolling interests increased by $6.1 million to net loss of $5.7 million for 2016 from net income of $0.4 million for 2015. The increase in net loss attributable to noncontrolling interests primarily related to a higher net loss at Monash, combined with net losses at Obeikan and INTI and less net income from St. Augustine. We acquired the remaining noncontrolling interest of St. Augustine in 2016. These losses were offset by increased net income related to HIEU and the closure of NHU in August 2015, which had losses in 2015.

Comparison of Consolidated Results for the Year Ended December 31, 2015 to the Year Ended December 31, 2014

        Revenues decreased by $123.0 million to $4,291.7 million for the year ended December 31, 2015 from $4,414.7 million for the year ended December 31, 2014. This revenue decrease was driven by the effect of a net change in foreign currency exchange rates, which decreased revenues by $688.9 million. Partially offsetting this decrease in revenues was the overall increased average total enrollment at a majority of our institutions, which increased revenues by $299.8 million; the incremental impact of acquisitions, which increased revenues by $114.8 million; and the effect of changes in product mix, pricing and timing, which increased revenues by $151.9 million. Other Corporate and Elimination changes accounted for a decrease in revenues of $0.6 million.

        Direct costs and general and administrative expenses combined decreased by $34.7 million to $3,954.7 million for 2015 from $3,989.4 million for 2014. The direct costs decrease was due to the effect of a net change in foreign currency exchange rates, which decreased costs by $587.9 million for 2015 compared to 2014. During the fourth quarter of 2014, we recorded an operating expense of $18.0 million for a donation to a foundation for an initiative supported by the Turkish government in our Europe segment. Employee termination costs increased direct costs by $15.5 million in 2015 and $18.0 million in 2014, decreasing costs year-over-year by $2.5 million. In connection with a teach out at NHU, an institution in our GPS segment that closed in August 2015, we recorded costs of $6.6 million in 2014 to ensure an orderly and successful transition for our students. Additionally, in 2014, HIEU, an institution in our AMEA segment, recorded a $4.4 million loss on disposal of property to write off the carrying value of several parcels of land for which it no longer has land use rights. In 2014, we determined it was probable that THINK, an institution in our AMEA segment, would meet performance targets that were part of a share purchase agreement and accrued for a contingent earn-out of $3.8 million.

        Offsetting these direct cost decreases was the incremental impact of acquisitions, which increased costs by $110.4 million, and overall higher enrollments and expanded operations, which increased costs by $403.3 million. Acquisition-related contingent liabilities for taxes other than income tax, net of changes in recorded indemnification assets increased direct costs by $5.6 million in 2015 and decreased direct costs by $4.6 million in 2014, increasing expenses by $10.2 million in 2015 compared to 2014. We recorded an increase in direct costs for a profit-sharing plan in Mexico of $0.9 million in 2015 and a decrease in direct costs of $22.8 million in 2014, increasing costs by $23.7 million in 2015 compared to 2014. Additionally during 2014, we recorded a benefit in our LatAm segment of $11.3 million related to the settlement of a pre-acquisition loss contingency after receiving a favorable court ruling. In 2014, we reached an arbitration settlement related to indemnification claims with the former owners of a university in Brazil in our LatAm segment and recorded a gain of $6.7 million. In 2014, an entity in the

Kingdom of Saudi Arabia in our AMEA segment recorded a benefit of $2.8 million, primarily related to cash payments received for fully reserved receivables. In 2014, corporate expenses were reduced by $4.8 million related to proceeds received from the settlement of earthquake-related insurance claims. Other Corporate and Eliminations expenses accounted for an increase in costs of $15.3 million in 2015 compared to 2014.

        Operating income increased by $37.5 million to $337.0 million for 2015 from $299.5 million for 2014. The increase in operating income was related to a decrease in the loss on impairment of $125.8 million between 2015 and 2014 and increased operating income from our GPS segment combined with less operating loss in our AMEA and Europe segments. The increase in operating income was partially offset by a decrease in our operating income for our LatAm segment, which was significantly affected by the weakening of foreign currency against the USD, and increased Corporate expenses.

        Interest expense, net of interest income increased by $20.8 million to $384.7 million for 2015 from $363.9 million for 2014. The increase in interest expense was primarily attributable to higher debt balances and increased special interest expense since our registration statement on Form S-4 was not declared effective by July 25, 2014.

        Other non-operating expense increased by $15.7 million to expense of $152.9 million for 2015 from expense of $137.2 million for 2014. This increase was primarily attributable to a larger loss on foreign currency exchange in 2015 compared to 2014 for an increase in expense of $39.2 million. This increase was offset by a decrease in the loss on debt extinguishment of $21.7 million combined with a decreased loss on derivative instruments in 2015 compared to 2014 of $0.5 million and a change in other non-operating (expense) income of $1.3 million in 2015 compared to 2014.

        Income tax (expense) benefit increased by $156.8 million to expense of $117.7 million for 2015 from a benefit of $39.1 million for 2014. We have operations in multiple countries, many of which have statutory tax rates lower than the United States. The main reasons for this year-over-year increase in expense were releases of valuation allowances in 2014, the recording of the tax contingency related to the ICE audit matters in 2015, as discussed in Note 15, Income Taxes, and significant tax rate changes in multiple jurisdictions on deferred tax balances, partially offset by a change in the mix of taxable and non-taxable entities in various taxing jurisdictions.

        Equity in net income of affiliates, net of tax increased by $2.3 million to income of $2.5 million for 2015 from income of $0.2 million for 2014. We recognized a net gain on the sale of HSM for $2.0 million in 2015. Other equity-method investments resulted in a change of $0.3 million for 2015 compared to 2014.

        Net loss (income) attributable to noncontrolling interests decreased by $4.6 million to net income of $0.4 million for 2015, from a net loss of $4.2 million for 2014. The decrease in net loss attributable to noncontrolling interests primarily related to changes from net loss to net income at Obeikan and HIEU, combined with increased net income at St. Augustine and less net loss at NHU, which closed in August 2015. These decreases were partially offset by a higher net loss at Monash and less net income at INTI.

Non-GAAP Financial Measure

        We define Adjusted EBITDA as net income (loss), before equity in net (income) loss of affiliates, net of tax, income tax expense (benefit), gain on sale of subsidiaries, net, foreign currency exchange (gain) loss, net, other (income) expense, net, loss (gain) on derivatives, loss on debt extinguishment, interest expense and interest income, plus depreciation and amortization, stock-based compensation expense, loss on impairment of assets and expenses related to implementation of our EiP initiative. When we review Adjusted EBITDA on a segment basis, we exclude inter-segment revenues and expenses that eliminate in consolidation. Adjusted EBITDA is used in addition to and in conjunction with results presented in accordance with GAAP and should not be relied upon to the exclusion of GAAP financial measures.

        Adjusted EBITDA is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Additionally, Adjusted EBITDA is a key financial measure used by the compensation committee of our board of directors and our Chief Executive Officer in connection with the payment of incentive compensation to our executive officers and other members of our management team. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

        The following table presents Adjusted EBITDA and reconciles Net income (loss) to Adjusted EBITDA for the years ended December 31, 2016, 2015 and 2014:

				% Change Better/(Worse)
(in millions)	2016	2015	2014	2016 v 2015	2015 v 2014
Net income (loss)	$366.2	$(315.8)	$(162.5)	nm	(94)%
Plus:
Equity in net income of affiliates, net of tax	(0.1)	(2.5)	(0.2)	(96)%	nm
Income tax expense (benefit)	65.0	117.7	(39.1)	45%	nm

Income (loss) from continuing operations before income taxes and equity in net income of affiliates	431.1	(200.6)	(201.7)	nm	(1)%
Plus:
Gain on sales of subsidiaries, net	(406.6)	—	—	nm	nm
Foreign currency exchange (gain) loss, net	(67.5)	149.2	110.0	145%	(36)%
Other (income) expense, net	(0.9)	(0.2)	1.2	nm	117%
Loss on derivatives	6.1	2.6	3.1	(135)%	16%
Loss on debt extinguishment	17.4	1.3	23.0	nm	94%
Interest expense	421.9	398.0	385.8	(6)%	(3)%
Interest income	(18.7)	(13.3)	(21.8)	41%	(39)%

Operating income	382.9	337.0	299.5	14%	13%
Plus:
Depreciation and amortization	264.9	282.9	288.3	6%	2%

EBITDA	647.8	619.9	587.8	5%	5%
Plus:
Stock-based compensation expense(a)	38.8	39.0	49.2	1%	21%
Loss on impairment of assets(b)	23.5	—	125.8	nm	nm
EiP implementation expenses(c)	55.6	44.5	10.7	(25)%	nm

Adjusted EBITDA	$765.6	$703.4	$773.5	9%	(9)%

nm—percentage changes not meaningful

(a)
Represents non-cash, stock-based compensation expense pursuant to the provisions of ASC Topic 718.

(b)
Represents non-cash charges related to impairments of long-lived assets. For further details on certain impairment items see "Discussion of Significant Items Affecting the Consolidated Results for the Years Ended December 31, 2016, 2015 and 2014—Impairments."

(c)
EiP implementation expenses are related to our enterprise-wide initiative to optimize and standardize our processes, creating vertical integration of procurement, information technology, finance, accounting and human resources, which began in 2014 and is expected to be substantially completed by the end of 2017. EiP includes the establishment of regional SSOs around the world, as well as improvements to our system of internal controls over financial reporting.

Comparison of Depreciation and Amortization, Stock-based Compensation and EiP Implementation Expenses for the Years Ended December 31, 2016 and 2015

        Depreciation and amortization decreased by $18.0 million to $264.9 million for 2016 from $282.9 million for 2015. The effects of foreign currency exchange decreased depreciation and amortization expense by $12.5 million for 2016 compared to 2015. The incremental impact from dispositions decreased depreciation and amortization expense by $7.0 million. New capital expenditures accounted for an increase in depreciation expense of $10.5 million. Other items accounted for the remaining change in amortization expense of $9.0 million.

        Stock-based compensation expense decreased by $0.2 million to $38.8 million for 2016 from $39.0 million for 2015. This decrease was primarily due to the following: (1) a decrease in expense recorded for the deferred compensation arrangement as the remaining 2016 obligation of $18.2 million was settled in 2016 with $7.7 million in cash and $10.5 million in notes and as $87.1 million was paid in December 2015 with $37.1 million in cash and $50.0 million in notes and (2) a decrease in restricted stock awards expense in 2016 as compared to 2015. These decreases were partially offset by an increase in stock option expense related to an equity award modification in 2016.

        EiP implementation expenses increased by $11.1 million to $55.6 million for 2016 from $44.5 million for 2015. These increased expenses represent increased spending related to an enterprise-wide initiative to optimize and standardize our processes, creating vertical integration of procurement, information technology, financing, accounting and human resources. It includes the establishment of regional SSOs around the world, as well as improvements to our system of internal controls over financial reporting.

Comparison of Depreciation and Amortization, Stock-based Compensation and EiP Implementation Expenses for the Years Ended December 31, 2015 and 2014

        Depreciation and amortization decreased by $5.4 million to $282.9 million for 2015 from $288.3 million for 2014. The effects of foreign currency exchange decreased depreciation and amortization expense by $40.7 million for 2015 compared to 2014. The incremental impact from acquisitions resulted in a $5.5 million increase in depreciation and amortization expense for 2015 compared to 2014. New capital expenditures primarily accounted for an increase in depreciation expense of $25.5 million. Other items accounted for the remaining change in amortization expense of $4.3 million.

        Stock-based compensation expense decreased by $10.2 million to $39.0 million for 2015 from $49.2 million for 2014. This decrease was primarily due to the following: (1) a decrease in restricted stock awards expense in 2015 as compared to 2014 due to accelerated expense recognition under graded vesting, primarily related to a large tranche of performance-based restricted stock awards that vested on December 31, 2014; (2) a decrease in expense recorded for the deferred compensation arrangement as $81.0 million was paid in September 2014; and (3) a decrease in stock option expense resulting from a modification charge recorded for a 30% special vesting tranche in 2014.

        EiP implementation expenses increased by $33.8 million to $44.5 million for 2015 from $10.7 million for 2014. These increased expenses represent increased spending related to an enterprise-wide initiative to optimize and standardize our processes, creating vertical integration of procurement, information technology, financing, accounting and human resources. It includes the establishment of regional SSOs around the world, as well as improvements to our system of internal controls over financial reporting.

Segment Results

        We have four operating segments, LatAm, Europe, AMEA and GPS. On May 2, 2016, we announced a change to our operating segments in order to align our structure more geographically. Our institution in Italy, NABA, including Domus Academy, moved from our GPS segment into our Europe segment. MDS, located in New Zealand, moved from our GPS segment into our AMEA segment. Our GPS segment now focuses on Laureate's fully online global operations and on its campus-based institutions in the United States. Our segment information for all periods presented has been revised to reflect this change. We determine our operating segments based on information utilized by our chief operating decision maker to allocate resources and assess performance.

        On January 10, 2017, we announced that we plan to combine our Europe and AMEA operations, effective March 31, 2017, in order to reflect our belief that we will be able to operate the institutions in those segments more successfully and efficiently under common management. We expect this to result in a change in our operating segments that we anticipate reflecting in the financial statements for the first quarter of 2017, the period in which the change is expected to occur. All information in this MD&A is presented consistently with our operating segments that were in effect on December 31, 2016 and does not reflect any possible segment realignment resulting from the January 10, 2017 announcement.

        For purposes of the following comparison of results discussion, "segment direct costs" represent direct costs by segment as they are included in Adjusted EBITDA, such that depreciation and amortization expense, impairment charges on long-lived assets, stock-based compensation expense and our EiP implementation expenses have been excluded. In the segment tables presented below, total segment direct costs are segregated into instructional and services, and marketing and promotional expenses. For a further description of our segments, see "—Overview."

        The following table, derived from our consolidated financial statements, presents selected financial information of our segments for the years ended December 31, 2016, 2015 and 2014:

				% Change Better/(Worse)
(in millions)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Revenues:
LatAm	$2,442.0	$2,415.6	$2,532.5	1%	(5)%
Europe	480.4	486.2	533.9	(1)%	(9)%
AMEA	431.3	422.1	405.6	2%	4%
GPS	900.5	979.9	954.5	(8)%	3%
Corporate	(10.0)	(12.3)	(11.7)	19%	(5)%

Consolidated Total Revenues	$4,244.2	$4,291.7	$4,414.7	(1)%	(3)%

Adjusted EBITDA:
LatAm	$500.7	$463.7	$542.0	8%	(14)%
Europe	83.6	78.4	72.8	7%	8%
AMEA	59.9	49.9	30.1	20%	66%
GPS	257.8	226.8	223.0	14%	2%
Corporate	(136.4)	(115.4)	(94.4)	(18)%	(22)%

Consolidated Total Adjusted EBITDA	$765.6	$703.4	$773.5	9%	(9)%

LatAm

        Operating results for our LatAm segment for the years ended December 31, 2016, 2015 and 2014 were as follows:

				% Change Better/(Worse)
(in millions)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Segment revenues	$2,442.0	$2,415.6	$2,532.5	1%	(5)%
Segment direct costs:
Instructional and services	1,832.8	1,837.9	1,868.5	—%	2%
Marketing and promotional	108.5	114.0	122.0	5%	7%

Adjusted EBITDA	$500.7	$463.7	$542.0	8%	(14)%

Comparison of LatAm Results for the Year Ended December 31, 2016 to the Year Ended December 31, 2015

        LatAm segment revenues for 2016 increased by $26.4 million to $2,442.0 million, compared to 2015. On average, organic enrollment excluding acquisitions increased during 2016 by 3% for this segment, increasing revenues by $72.4 million compared to 2015. Each institution in the segment offers tuition at various prices based upon degree program. For 2016, the effects of product mix, pricing and timing resulted in a $104.5 million increase in revenues compared to 2015. Our LatAm segment operates in several countries and is subject to the effects of foreign currency exchange rates in each of those countries. For 2016, the effects of currency translations decreased revenues by $150.5 million, primarily due to the weakening of the Mexican Peso, Peruvian Nuevo Sol, Chilean Peso and Brazilian Real relative to the USD. LatAm revenues represented 58% of our total revenues for 2016 compared to 56% for 2015.

        LatAm segment direct costs decreased by $10.6 million to $1,941.3 million, or 79% of LatAm revenues for 2016, compared to $1,951.9 million, or 81% of LatAm revenues for 2015. The effects of currency translations decreased expenses by $145.9 million, primarily due to the weakening of the Mexican Peso, Brazilian Real, Chilean Peso and Peruvian Nuevo Sol relative to the USD. In addition, 2015 direct costs included employee termination costs of $5.4 million.

        Offsetting these direct costs decreases, higher enrollments and expanded operations at our LatAm institutions increased direct costs by $127.4 million in 2016, as compared to 2015, due to increased labor costs to service the enrollment growth, increased compliance costs to address regulatory changes, and increased direct costs associated with the growth in the LatAm segment during 2016. Acquisition-related contingent liabilities for taxes other than income tax, net of changes in recorded indemnification assets, increased expenses by $13.3 million for 2016 compared to 2015.

        LatAm segment Adjusted EBITDA increased by $37.0 million to $500.7 million in 2016 from $463.7 million in 2015, as described above.

Comparison of LatAm Results for the Year Ended December 31, 2015 to the Year Ended December 31, 2014

        LatAm segment revenues for 2015 decreased by $116.9 million to $2,415.6 million, compared to 2014. Our LatAm segment operates in several countries and is subject to the effects of foreign currency exchange rates in each of those countries. For 2015, the effects of currency translations decreased revenues by $512.1 million, primarily due to the weakening of the Brazilian Real, Mexican Peso, Chilean Peso, Peruvian Nuevo Sol and Honduran Lempira relative to the USD. The incremental impact of acquisitions resulted in a $106.1 million increase in revenues in 2015. On average, organic enrollment excluding acquisitions increased during 2015 by 7% for this segment, increasing revenues by $169.0 million compared to 2014. Each institution in the segment offers tuition at various prices based upon degree program. For 2015, the effects of product mix, pricing and timing resulted in a $120.1 million increase in revenues compared to 2014. LatAm revenues represented 56% of our total revenues for 2015 compared to 57% for 2014.

        LatAm segment direct costs decreased by $38.6 million to $1,951.9 million, or 81% of LatAm revenues for 2015, compared to $1,990.5 million, or 79% of LatAm revenues for 2014. The effects of currency translations decreased expenses by $394.9 million, primarily due to the weakening of the Brazilian Real, Mexican Peso, Chilean Peso, Peruvian Nuevo Sol and Honduran Lempira relative to the USD. Employee termination costs were $5.4 million in 2015 and $11.5 million in 2014, which resulted in a decrease year-over-year of $6.1 million.

        Offsetting these direct costs decreases, the incremental impact of acquisitions increased segment direct costs by $97.1 million in 2015 compared to 2014. Higher enrollments and expanded operations at our LatAm institutions increased direct costs by $213.5 million in 2015 compared to 2014 due to increased labor costs to service the enrollment growth, increased compliance costs to address regulatory changes and increased direct costs associated with the growth in the LatAm segment during 2015. Acquisition-related contingent liabilities for taxes other than income tax, net of changes in recorded indemnification assets, increased expenses by $10.1 million for 2015 compared to 2014. We recorded an increase in direct costs for a profit-sharing plan in Mexico of $0.9 million in 2015 and a decrease in direct costs of $22.8 million in 2014, thereby increasing costs by $23.7 million in 2015 compared to 2014. Additionally during 2014, we recorded a benefit of $11.3 million related to the settlement of a pre-acquisition loss contingency after receiving a favorable court ruling. In 2014, we reached an arbitration settlement related to indemnification claims with the former owners in Brazil and recorded a gain of $6.7 million.

        LatAm segment Adjusted EBITDA decreased by $78.3 million to $463.7 million in 2015, from $542.0 million in 2014, as described above.

Europe

        Operating results for our Europe segment for the years ended December 31, 2016, 2015 and 2014 were as follows:

				% Change Better/(Worse)
(in millions)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Segment revenues	$480.4	$486.2	$533.9	(1)%	(9)%
Segment direct costs:
Instructional and services	363.4	374.3	426.2	3%	12%
Marketing and promotional	33.4	33.5	34.9	—%	4%

Adjusted EBITDA	$83.6	$78.4	$72.8	7%	8%

Comparison of Europe Results for the Year Ended December 31, 2016 to the Year Ended December 31, 2015

        Europe segment revenues for 2016 decreased by $5.8 million to $480.4 million, compared to 2015. The incremental impact of dispositions resulted in a $38.7 million decrease in revenue in 2016. The segment operates in several countries and is subject to the effects of foreign currency exchange rates in each of those countries. For 2016, the effects of currency translations decreased revenues by $12.6 million due to the weakening of the Turkish Lira and Euro relative to the USD. The incremental impact of acquisitions resulted in a $3.4 million increase in revenues in 2016. On average, organic enrollment excluding acquisitions and dispositions increased during 2016 by 12% for this segment, increasing revenues by $41.0 million compared to 2015. For 2016, the effects of product mix, pricing and timing resulted in a $1.1 million increase in revenues compared to 2015. Europe revenues represented 11% of our total revenues for 2016 and 2015.

        Europe segment direct costs decreased by $11.0 million to $396.8 million, or 83% of Europe revenues for 2016, compared to $407.8 million, or 84% of Europe revenues for 2015. The incremental impact of dispositions resulted in a $30.2 million decrease in direct costs in 2016. The effects of currency translations decreased expenses by $8.3 million due to the weakening of the Turkish Lira and Euro relative to the USD. 2015 direct costs included employee termination costs of $4.1 million. Acquisition-related contingent liabilities for taxes other than income tax, net of changes in recorded indemnification assets, decreased expenses by $0.2 million for 2016 compared to 2015.

        Offsetting these direct cost decreases, the incremental impact of acquisitions increased segment direct costs by $2.0 million in 2016 compared to 2015. Higher enrollments and expanded operations at our institutions in the Europe segment increased direct costs by $29.8 million in 2016 compared to 2015, driven primarily by increased labor costs and student support activities to service the enrollment growth experienced during 2016.

        Europe segment Adjusted EBITDA increased by $5.2 million to $83.6 million in 2016, from $78.4 million in 2015, as described above.

Comparison of Europe Results for the Year Ended December 31, 2015 to the Year Ended December 31, 2014

        Europe segment revenues for 2015 decreased by $47.7 million to $486.2 million, compared to 2014. The segment operates in several countries and is subject to the effects of foreign currency exchange rates in each of those countries. For 2015, the effects of currency translations decreased revenues by $97.0 million due to the weakening of the Euro and Turkish Lira relative to the USD. The incremental impact of acquisitions resulted in an $8.2 million increase in revenues in 2015. On average, organic enrollment excluding acquisitions increased during 2015 by 10% for this segment, increasing revenues by $35.5 million compared to 2014. For 2015, the effects of product mix, pricing and timing resulted in a $5.6 million increase in revenues compared to 2014. Europe revenues represented 11% of our total revenues for 2015 compared to 12% for 2014.

        Europe segment direct costs decreased by $53.3 million to $407.8 million, or 84% of Europe revenues for 2015, compared to $461.1 million, or 86% of Europe revenues for 2014. The effects of currency translations decreased expenses by $82.1 million due to the weakening of the Euro and Turkish Lira relative to the USD. During the fourth quarter of 2014, we recorded an operating expense of $18.0 million for a donation to a foundation for an initiative supported by the Turkish government. Employee termination costs were $4.1 million in 2015 and $4.7 million in 2014, which resulted in a decrease year-over-year of $0.6 million in 2015 compared to 2014.

        Offsetting these direct cost decreases, the incremental impact of acquisitions increased segment direct costs by $6.5 million in 2015 compared to 2014. Higher enrollments and expanded operations at our institutions in the Europe segment increased direct costs by $40.9 million in 2015 compared to 2014, driven primarily by increased labor costs and student support activities to service the enrollment growth experienced during 2015.

        Europe segment Adjusted EBITDA increased by $5.6 million to $78.4 million in 2015, from $72.8 million in 2014, as described above.

AMEA

        Operating results for our AMEA segment for the years ended December 31, 2016, 2015 and 2014 were as follows:

				% Change Better/(Worse)
(in millions)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Segment revenues	$431.3	$422.1	$405.6	2%	4%
Segment direct costs:
Instructional and services	333.7	337.5	343.0	1%	2%
Marketing and promotional	37.7	34.7	32.5	(9)%	(7)%

Adjusted EBITDA	$59.9	$49.9	$30.1	20%	66%

Comparison of AMEA Results for the Year Ended December 31, 2016 to the Year Ended December 31, 2015

        AMEA segment revenues for 2016 increased by $9.2 million to $431.3 million, compared to 2015. On average, organic enrollment excluding acquisitions increased during 2016 by 4% for this segment, increasing revenues by $3.7 million compared to 2015. For 2016, the effects of product mix, pricing and timing resulted in a $20.0 million increase in revenues compared to 2015. The segment operates in several countries and is subject to the effects of foreign currency exchange rates in each of those countries. For 2016, the effects of currency translations decreased revenues by $14.5 million, primarily due to the weakening of the Malaysian Ringgit, Chinese Renminbi, Indian Rupee and South African Rand relative to the USD. AMEA revenues represented 10% of our total revenues for 2016 and 2015.

        AMEA segment direct costs decreased by $0.8 million to $371.4 million, or 86% of AMEA revenues for 2016, compared to $372.2 million, or 88% of AMEA revenues for 2015. For 2016, the effects of currency translations decreased expenses by $13.0 million, primarily due to the weakening of the Malaysian Ringgit, South African Rand, Indian Rupee, Chinese Renminbi and Australian Dollar relative to the USD. Employee termination costs increased direct costs by $2.5 million in 2015. These decreases were partially offset by increased costs to support the growth in our operations, which increased costs by $14.6 million in 2016 compared to 2015. Changes in contingent liabilities for taxes other than income tax, net of changes in recorded indemnification assets, increased expenses by $0.1 million for 2016 compared to 2015.

        AMEA segment Adjusted EBITDA increased by $10.0 million to $59.9 million in 2016, from $49.9 million in 2015, as described above.

Comparison of AMEA Results for the Year Ended December 31, 2015 to the Year Ended December 31, 2014

        AMEA segment revenues for 2015 increased by $16.5 million to $422.1 million, compared to 2014. The incremental impact of acquisitions resulted in a $0.5 million increase in revenues in 2015. On average, organic enrollment excluding acquisitions increased during 2016 by 9% for this segment, increasing revenues by $65.7 million compared to 2014. For 2015, the effects of product mix, pricing and timing resulted in a $4.0 million increase in revenues compared to 2014. The segment operates in several countries and is subject to the effects of foreign currency exchange rates in each of those countries. For 2015, the effects of currency translations decreased revenues by $53.7 million, primarily due to the weakening of the Australian Dollar, Malaysian Ringgit, South African Rand and Indian Rupee relative to the USD. AMEA revenues represented 10% of our total revenues for 2015 compared to 9% for 2014.

        AMEA segment direct costs decreased by $3.3 million to $372.2 million, or 88% of AMEA revenues for 2015, compared to $375.5 million, or 93% of AMEA revenues for 2014. For 2015, the effects of currency translations decreased expenses by $46.0 million, primarily due to the weakening of the Australian Dollar, Malaysian Ringgit, South African Rand, and Indian Rupee relative to the USD. In 2014, we determined it was probable that THINK would meet performance targets that were part of a share purchase agreement and accrued for a contingent earn-out of $3.8 million. Additionally, during 2014, HIEU recorded a $4.4 million loss on disposal of property to write off the carrying value of several parcels of land for which it no longer has land use rights. The incremental impact of acquisitions increased segment direct costs by $1.3 million in 2015 compared to 2014. Increased costs to support the growth in our operations increased costs by $44.2 million in 2015 compared to 2014. In 2014, an entity in Saudi Arabia received a benefit of $2.8 million, primarily related to cash payments received for fully reserved receivables. Employee termination costs increased direct costs by $2.5 million in 2015. Changes in contingent liabilities for taxes other than income tax, net of changes in recorded indemnification assets, increased expenses by $0.1 million for 2015 compared to 2014.

        AMEA segment Adjusted EBITDA increased by $19.8 million to $49.9 million in 2015, from $30.1 million in 2014, as described above.

GPS

        Operating results for our GPS segment for the years ended December 31, 2016, 2015 and 2014 were as follows:

				% Change Better/(Worse)
(in millions)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Segment revenues	$900.5	$979.9	$954.5	(8)%	3%
Segment direct costs:
Instructional and services	516.7	627.8	602.3	18%	(4)%
Marketing and promotional	126.0	125.3	129.2	(1)%	3%

Adjusted EBITDA	$257.8	$226.8	$223.0	14%	2%

Comparison of GPS Results for the Year Ended December 31, 2016 to the Year Ended December 31, 2015

        GPS segment revenues for 2016 decreased by $79.4 million to $900.5 million, compared to 2015. The incremental impact of dispositions decreased revenues by $90.5 million in 2016. For 2016, the effects of currency translations decreased revenues by $2.8 million, primarily due to the weakening of the Swiss Franc relative to the USD. On average, organic enrollment excluding acquisitions and dispositions remained relatively flat during 2016, with revenues increasing by $0.8 million compared to 2015. For 2016, the effects of product mix, pricing and timing resulted in a $13.1 million increase in revenues compared to 2015. GPS segment revenues represented 21% of our total revenues for 2016 compared to 23% for 2015.

        GPS segment direct costs decreased by $110.4 million to $642.7 million, or 71% of total GPS segment revenues for 2016, compared to $753.1 million, or 77% of total GPS segment revenues for 2015. The incremental impact of dispositions decreased direct costs by $85.0 million in 2016. Decreased expenses from the closure of NHU in August 2015 and other operational impacts decreased direct costs by $19.8 million during 2016 compared to 2015. The effects of currency translations decreased direct costs by $2.4 million in 2016, compared to 2015, due to the weakening of the Swiss Franc relative to the USD. 2015 direct costs included employee termination costs of $3.2 million.

        GPS segment Adjusted EBITDA increased by $31.0 million to $257.8 million for 2016, from $226.8 million for 2015, as described above.

Comparison of GPS Results for the Year Ended December 31, 2015 to the Year Ended December 31, 2014

        GPS segment revenues for 2015 increased by $25.4 million to $979.9 million, compared to 2014. On average, organic enrollment excluding acquisitions increased during 2015 by 3%, increasing revenues by $29.6 million compared to 2014. For 2015, the effects of product mix, pricing and timing resulted in a $21.1 million increase in revenues compared to 2014. For 2015, the effects of currency translations decreased revenues by $26.1 million, primarily due to the weakening of the Euro and Swiss Franc relative to the USD. GPS Shared Service and Eliminations revenue increased by $0.8 million for 2015 compared to 2014 due to increases in inter-segment revenues related to a management service arrangement. GPS segment revenues represented 23% of our total revenues for 2015 compared to 22% for 2014.

        GPS segment direct costs increased by $21.6 million to $753.1 million, or 77% of total GPS segment revenues for 2015, compared to $731.5 million, or 77% of total GPS segment revenues for 2014. Higher enrollments and expanded operations contributed to $53.2 million of the increased expenses during 2015 compared to 2014. Direct costs included employee termination costs of $3.2 million in 2015 and $1.8 million in 2014, resulting in a year-over-year direct cost increase of $1.4 million. The effects of currency translations decreased segment direct costs by $24.2 million in 2015, compared to 2014, due to the weakening of the Euro and Swiss Franc relative to the USD. In connection with a teach out at NHU, we recorded costs of $6.6 million for 2014 to ensure an orderly and successful transition for our students. GPS direct costs decreased by $2.2 million for 2015 compared to 2014 related to the operation of the shared service center.

        GPS segment Adjusted EBITDA increased by $3.8 million to $226.8 million for 2015, from $223.0 million for 2014, as described above.

Corporate

        Corporate revenues represent amounts from contractual arrangements with UDLA Ecuador, our consolidated joint venture with the University of Liverpool and Corporate billings for centralized IT costs billed to various segments, offset by the elimination of inter-segment revenues.

        Operating results for Corporate for the years ended December 31, 2016, 2015 and 2014 were as follows:

				% Change Better/(Worse)
(in millions)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Revenues	$(10.0)	$(12.3)	$(11.7)	19%	(5)%
Expenses	126.4	103.1	82.7	(23)%	(25)%

Adjusted EBITDA	$(136.4)	$(115.4)	$(94.4)	(18)%	(22)%

Comparison of Corporate Results for the Year Ended December 31, 2016 to the Year Ended December 31, 2015

        Corporate Adjusted EBITDA decreased by $21.0 million to $(136.4) million for 2016, compared to $(115.4) million for 2015. This decrease in adjusted EBITDA results primarily from an increase in labor costs of $19.2 million. In 2015, we recognized employee termination costs of $0.3 million. Other items accounted for a change of $2.1 million.

Comparison of Corporate Results for the Year Ended December 31, 2015 to the Year Ended December 31, 2014

        Corporate Adjusted EBITDA decreased by $21.0 million to $(115.4) million for 2015, compared to $(94.4) million for 2014. This decrease in adjusted EBITDA results primarily from an increase in labor costs of $14.5 million combined with $4.8 million of proceeds in 2014 for the settlement of earthquake-related insurance claims. Additionally, in 2015, we recognized employee termination costs of $0.3 million. Other items accounted for a change of $1.4 million.

Liquidity and Capital Resources

Liquidity Sources

        We anticipate that cash flow from operations and available cash will be sufficient to meet our current operating requirements for at least the next 12 months from the date of issuance of this report.

        Our primary source of cash is revenue from tuition charged to students in connection with our various education program offerings. The majority of our students finance the costs of their own education and/or seek third-party financing programs. We anticipate generating sufficient cash flow from operations in the majority of countries where we operate to satisfy the working capital and financing needs of our organic growth plans for each country. If our educational institutions within one country were unable to maintain sufficient liquidity we would consider using internal cash resources or reasonable short-term working capital facilities to accommodate any short- to medium-term shortfalls.

        As of December 31, 2016, our secondary source of cash was cash and cash equivalents of $465.0 million. Our cash accounts are maintained with high-quality financial institutions with no significant concentration in any one institution.

        The Company also maintains a revolving credit facility with a syndicate of financial institutions as a third source of liquidity. The revolving credit facility provides for borrowings of $325.0 million if certain financial covenants are maintained, and a maturity date of June 2019, subject to certain acceleration provisions as further discussed below. The Company was in compliance with these covenants at December 31, 2016. The Company continues to maintain a substantial unencumbered asset pool that it believes can be used for additional secured and unsecured borrowings, and for sale and sale-leaseback transactions. Additionally, a significant portion of the Company's capital expenditures in any given year are for growth initiatives and are therefore discretionary.

        Since the beginning of 2016, the Company has taken numerous actions to reduce leverage, improve liquidity and increase cash flow. The sale of our Swiss and French operations, as further discussed below, resulted in net proceeds to the Company of approximately $546 million. These proceeds were used to repay approximately $380 million of long-term indebtedness, with the remaining proceeds used to repay a portion of our revolving credit facility, thus increasing our liquidity. In addition, during July 2016, the Company completed amendments to our Senior Secured Credit Facilities which addressed a significant portion of the near-term debt maturities of the Company by extending 84% of the term loan maturities originally scheduled to mature in 2018 to 2021, and all of the revolving credit facility to 2019, both subject to certain acceleration rights as further discussed below. The Company continually evaluates its debt maturities and, based on management's current assessment, believes it has viable financing and refinancing alternatives.

        On December 4, 2016, the Company signed the Subscription Agreement pursuant to which we agreed to issue and sell to certain investors an aggregate of 400,000 shares of Series A Preferred Stock in a private offering for total expected net proceeds of approximately $383.0 million. Closing of the first tranche of funding for this transaction occurred on December 20, 2016 and we received net proceeds, after issuance costs, of approximately $328 million. In January 2017, one investor funded a portion of its purchase price equal to $57 million (approximately $55 million net of issuance costs). The proceeds from the Series A Preferred Stock offering have and will be used primarily to, among other things, repay a portion of our outstanding debt, including our revolving credit facility, which will improve our liquidity.

        On February 6, 2017 the Company completed its IPO of its Class A common stock, a newly established class of the Company's common stock of which 700.0 million shares were authorized. The Company sold 35.0 million shares of its Class A common stock at an initial public offering price of $14.00 per share, resulting in net proceeds, after deducting underwriting discounts and commissions and estimated offering expenses payable by us, of approximately $456.5 million. We intend to use the net proceeds from this offering to repay, redeem or repurchase our outstanding Senior Notes due 2019, our term loans under our Senior Secured Credit Facilities and/or the seller notes used to partially finance the acquisition of the FMU group.

        On June 14, 2016, we sold the operations of Glion in Switzerland and the United Kingdom, and the operations of Les Roches in Switzerland and the United States, as well as Haute école spécialisée Les Roches-Gruyère SA (LRG) in Switzerland, Les Roches Jin Jiang in China, Royal Academy of Culinary Arts (RACA) in Jordan and Les Roches Marbella in Spain. As a result of this sale, the Company received net proceeds of approximately $332.8 million, net of cash sold of $14.5 million, and after adjustments for liabilities assumed by the buyer and transaction-related costs. In September 2016, Laureate received additional proceeds from the buyer of approximately $5.8 million after finalization of the working capital adjustment required by the purchase agreement. In addition, on the June 14, 2016 closing date, we settled the deal-contingent forward exchange swap agreement for a payment of $10.3 million.

        On July 20, 2016, we sold the operations of LIUF which comprised five institutions including two VIE institutions, with a total student population of approximately 7,500:

  •
  École Supérieure du Commerce Extérieur (ESCE);

  •
  Institut Français de Gestion (IFG);

  •
  European Business School (EBS);

  •
  École Centrale d'Electronique (ECE); and

  •
  Centre d'Études Politiques et de la Communication (CEPC).

        The value of the transaction was EUR 201.0 million (approximately US $228.0 million at the signing date), subject to certain adjustments. At closing on July 20, 2016, we received total net proceeds of approximately $207.0 million, net of cash sold of $3.4 million, and adjustments for liabilities assumed by the buyer and transaction-related costs. In addition, in July we settled the forward exchange swap agreements related to this sale, resulting in total proceeds of $4.6 million.

        During 2014 and 2015 the United States Dollar strengthened significantly against most of the local currencies in countries where we have significant operations, which has negatively affected our cash flows from operations. Though currency movements can unfavorably impact our cash flows, we have the ability to increase cash flow and liquidity, if needed, through reductions in certain discretionary spending including, but not limited to, growth capital expenditures, investments in our EiP initiative and other discretionary investments.

FIES Payment Plan

        The Brazilian government implemented changes to the FIES program in 2015, which included extending the payment period from the government to the participating institutions. Our total FIES receivable balances at December 31, 2016 and 2015 were approximately $111.7 million and $78.3 million, compared to a balance of approximately $24.0 million at December 31, 2014. The increase in total FIES receivables was caused by a delay in the receipt of funds from the Brazilian government, as well as foreign currency exchange impacts. The government has implemented a payment plan for all outstanding 2015 FIES amounts. We received payment for 25 percent of the outstanding 2015 FIES balances in June 2016. We expect to receive payments on the remaining outstanding 2015 FIES balances of 25 percent by June 30, 2017 and 50 percent by June 30, 2018. Each payment will include an adjustment based on the Brazilian inflation index. If the payments are not received by the due dates, it will have a negative impact on our operating cash flows. See also Note 19, Legal and Regulatory Matters, in our consolidated financial statements.

Liquidity Restrictions

        Our liquidity is affected by restricted cash and investments balances, which totaled $189.3 million and $160.6 million as of December 31, 2016 and 2015, respectively.

        Restricted cash and investments consists of cash equivalents and short-term investments held to collateralize standby letters of credit in favor of the DOE. These letters of credit are required by the DOE in order to allow our U.S. Institutions to participate in the Title IV program and totaled $105.6 million and $86.6 million as of December 31, 2016 and 2015, respectively.

        As of December 31, 2016 and 2015, we had $34.7 million and $36.5 million, respectively, posted as cash-collateralized letters of credit in order to continue the appeals process with the Spanish Taxing Authorities (STA) who challenged the holding company structure in Spain and issued final assessments against Iniciativas Culturales de España, S.L. (ICE), our Spanish holding company, of EUR 11.1 million (US $11.5 million at December 31, 2016), including interest, for the periods 2006 through 2007. In July 2013, we were notified by the STA that an audit of the Spanish subsidiaries was being initiated for 2008 through 2010. In October 2015, the STA issued a final assessment to ICE for approximately EUR 17.2 million (US $17.9 million at December 31, 2016), including interest, for those three years. We have appealed the assessments and, in order to suspend the payment of the tax assessments until the court decision, we issued cash-collateralized letters of credit for the assessment amounts plus interest and surcharges. We believe the assessments in this case are without merit and intend to defend vigorously against them. During the second quarter of 2016, we were notified by the STA that tax audits of the Spanish subsidiaries were also being initiated for 2011 and 2012; no assessments have yet been issued for these years. Also during the second quarter of 2016, the Regional Administrative Court issued a decision against the Company on its appeal. The Company has further appealed at the Highest Administrative Court level. The Company plans to continue the appeals process for the periods already audited and assessed.

Indefinite Reinvestment of Foreign Earnings

        We earn a significant portion of our income from subsidiaries located in countries outside of the United States. As part of our business strategies, we have determined that all earnings from our foreign operations will be deemed indefinitely reinvested outside of the United States. As of December 31, 2016 and 2015, our undistributed earnings from non-U.S. subsidiaries totaled approximately $1,827.2 million and $1,154.0 million, respectively. As of December 31, 2016, $373.4 million of our total $465.0 million of cash and cash equivalents were held by foreign subsidiaries, including $169.1 million held by VIEs. As of December 31, 2015, $342.8 million of our total $458.7 million of cash and cash equivalents were held by foreign subsidiaries, including $120.9 million held by VIEs. The VIEs' cash and cash equivalents balances are generally required to be used only for the operations of these VIEs.

        Our plans to indefinitely reinvest certain earnings are supported by projected working capital and long-term capital requirements in each foreign subsidiary location in which the earnings are generated. We have analyzed our domestic operation's cash repatriation strategies, projected cash flows, projected working capital and liquidity, and the expected availability within the debt or equity markets to provide funds for our domestic needs. As a result, we rely on payments from contractual arrangements, such as intellectual property royalty, network fee and management services agreements, as well as repayments of intercompany loans to meet any of our existing or future debt service and other obligations, a substantial portion of which are denominated in USD. Based on our analysis, we believe we have the ability to indefinitely reinvest these foreign earnings.

        If our expectations change based on future developments such that some or all of the undistributed earnings of our foreign subsidiaries may be remitted to the United States in the foreseeable future, we will be required to recognize deferred tax expense and liabilities on those amounts and pay additional taxes. In addition, if applicable U.S. tax rules are modified to cause U.S. corporations to pay taxes on foreign earnings, even if the earnings are not remitted to the United States, we may incur additional taxes in the United States.

Liquidity Requirements

        Our short-term liquidity requirements include: funding for debt service (including capital leases); operating lease obligations; payments of deferred compensation; payments due to shareholders of acquired companies; settlements of derivatives; working capital; operating expenses; payments of third-party obligations; capital expenditures; and business development activities.

        Long-term liquidity requirements include: principal payments of long-term debt; operating lease obligations; payments of long-term amounts due to shareholders of acquired companies; payments of deferred compensation; settlements of derivatives; and business development activities.

Debt

        As of December 31, 2016, senior long-term borrowings, totaled $2,885.9 million and consisted of the following:

  •
  $1,497.9 million under the Senior Secured Credit Facility that matures in June 2018, June 2019 and March 2021; and

  •
  $1,388.0 million in Senior Notes that mature in September 2019.

        As of December 31, 2016, other debt balances totaled $716.3 million, and our capital lease obligations and sale-leaseback financings were $250.8 million. Other debt includes lines of credit and short-term borrowing arrangements of subsidiaries, mortgages payable, and notes payable. As discussed further below, the Company has undertaken several initiatives to reduce its leverage and extend the maturities of its obligations. Also, in addition to using the IPO proceeds for repayment, redemption or repurchase of certain of our indebtedness as described above, we plan to take one or more actions in 2017 to refinance certain of our existing indebtedness, including our Senior Secured Credit Facilities and revolving credit facility. Any refinancing is subject to market and other conditions and the terms of any such refinancing will be announced upon completion of the transaction.

Senior Secured Credit Facilities

        We entered into the Senior Secured Credit Facilities with a syndicate of lenders on August 17, 2007 to fund the leveraged buyout merger between Laureate and Wengen. On June 16, 2011, we amended and restated our credit agreement (the "Amended and Restated Credit Agreement") in order to, among other things, extend maturity dates. During 2011 and 2013, the Company entered into additional term loan agreements totaling approximately $785.0 million.

        As discussed in further detail in Note 9, Debt, in our consolidated financial statements, on June 3, 2016, we entered into the Fifth Amendment to the Amended and Restated Credit Agreement to, among other things, extend the maturity dates on approximately $1,526.0 million of the approximately $1,810.1 million of then-outstanding term loans from June 2018 to March 17, 2021. Effectiveness of such term loan extensions were subject to the satisfaction of certain conditions including, (i) the closing of the sale of the Glion and Les Roches hospitality management schools and our operations in France, (ii) the prepayment of $300.0 million to the holders of the term loans who have agreed to extend their maturity, and (iii) the further amendment of the Amended and Restated Credit Agreement pursuant to which certain of the lenders thereunder holding revolving credit commitments would have agreed to extend the maturity date of the revolving line of credit facility to a date on or after March 8, 2019. These conditions were satisfied and the Fifth Amendment became effective on July 29, 2016. The extended term loans with a maturity date of March 17, 2021 are referred to as the 2021 Extended Term Loan, and the non-extended term loans with a maturity date of June 2018 continue to be referred to as the 2018 Extended Term Loan. The Fifth Amendment also provides that, if on the date that is 91days prior to September 1, 2019 more than $250.0 million of the principal amount of the Senior Notes due 2019 is outstanding, then the 2021 Extended Term Loan maturity date shall be the date that is 91 days prior to September 1, 2019.

        As discussed in further detail in Note 9, Debt, in our consolidated financial statements, on July 7, 2016, we entered into the Sixth Amendment to the Amended and Restated Credit Agreement (the "Sixth Amendment") to extend the maturity date of the revolving credit facility to June 7, 2019, subject to the closing of the Fifth Amendment and other conditions needing to be satisfied. The Sixth Amendment also reduced the borrowing capacity of the revolving line of credit facility from $350.0 million to $325.0 million. The conditions for the effectiveness of the Sixth Amendment were satisfied and the Sixth Amendment became effective on July 29, 2016. If, on that date that is 91 days prior to September 1, 2019, more than $250.0 million of the principal amount of the Senior Notes due 2019 is outstanding, then the maturity date of the revolving line of credit facility shall be the date that is 91 days prior to September 1, 2019. Further, if, on that date that is 91 days prior to the maturity date of the 2018 Extended Term Loan more than $250.0 million of the principal amount of the 2018 Extended Term Loan is outstanding, then the maturity date of the revolving line of credit facility shall be the date that is 91 days prior to the 2018 Extended Term Loan maturity date.

        As of December 31, 2016, the outstanding balance under our Senior Secured Credit Facility was $1,497.9 million, which consisted of no amount outstanding under our senior secured multi-currency revolving credit facility and an aggregate outstanding balance of $1,497.9 million, net of a debt discount, under the term loans. As of December 31, 2016, we had $0.9 million of outstanding letters of credit that decrease availability on our revolving credit facility. Accordingly, as of December 31, 2016, the available borrowing capacity on our $325.0 million senior secured multi-currency revolving credit facility was approximately $324.1 million. As of December 31, 2015, the outstanding balance under our Senior Secured Credit Facility was $2,084.1 million, which consisted of $269.3 million outstanding under our senior secured multi-currency revolving credit facility and an aggregate outstanding balance of $1,814.8 million, net of a debt discount, under the term loans.

Senior Notes due 2019

        On July 25, 2012, we completed an offering of $350.0 million of 9.250% Senior Notes due 2019. The net proceeds received from the debt offering were used to repay a portion of our senior secured multi-currency revolving credit facility. On November 13, 2012, we completed an offering of $1,050.0 million of additional Senior Notes due 2019. The notes are treated as a single series with the $350.0 million of Senior Notes that were issued in July 2012. The Company used the net proceeds from the sale of the additional Senior Notes due 2019 to repay other outstanding indebtedness. On December 29, 2015, we issued $50.0 million of Senior Notes to the participants of the nonqualified share-based compensation agreement to satisfy the 2015 obligation to the participants. On December 30, 2016, we issued $10.5 million aggregate principal amount of Senior Notes to the participants of the nonqualified share-based deferred compensation arrangement to satisfy the 2016 obligation to the participants.

        As of December 31, 2016 and 2015, our outstanding balance under our Senior Notes was $1,388.0 million and $1,436.2 million, respectively, net of a debt discount. The Senior Notes mature on September 1, 2019.

        On April 15, 2016, we entered into Note Exchange Agreements with certain Existing Holders of the Senior Notes pursuant to which we will exchange $250.0 million in aggregate principal amount of Senior Notes for shares of our Class A common stock. We expect the exchange to be completed within one year after the consummation a Qualified Public Offering, as defined in the Note Exchange Agreements, which occurred on February 6, 2017. The number of shares of Class A common stock issuable will equal 104.625% of the aggregate principal amount of Senior Notes to be exchanged, or $261.6 million, divided by $14.00 per share, the initial public offering price per share of Class A common stock in the Qualified Public Offering.

        Pursuant to the Note Exchange Agreements, on June 15, 2016, we also repurchased from the Existing Holders $62.5 million aggregate principal amount of Senior Notes at par value, plus accrued and unpaid interest and special interest. The Note Exchange Agreements also provided that, within 60 days after the consummation of a Qualified Public Offering, at the option of the Existing Holders or their transferees, we will repurchase up to an additional $62.5 million aggregate principal amount of Senior Notes at the redemption price set forth in the indenture governing the Senior Notes that is applicable as of the date of pricing of the Qualified Public Offering, plus accrued and unpaid interest and special interest. On March 1, 2017, in accordance with the Note Exchange Agreements, we repurchased Senior Notes with an aggregate principal amount of $22.6 million at a repurchase price of 104.625% of the aggregate principal amount for a total payment of $23.6 million.

        We or our affiliates from time to time may purchase our outstanding Senior Notes, term loans under our Senior Secured Credit Facilities and/or other of our indebtedness. Any such future purchases may be made through open market or privately negotiated transactions with third parties or pursuant to one or more tender or exchange offers or otherwise, upon such terms and at such prices as well as with such considerations as we or any such affiliates may determine.

Covenants

        Our senior long-term debt contains certain negative covenants including, among others: (1) limitations on additional indebtedness; (2) limitations on dividends; (3) limitations on asset sales, including the sale of ownership interests in subsidiaries and sale-leaseback transactions; and (4) limitations on liens, guarantees, loans or investments. In connection with the extension of our revolving line of credit facility in July 2015, we are now subject to a Consolidated Senior Secured Debt to Consolidated EBITDA, as defined in the Amended and Restated Credit Agreement, financial maintenance covenant beginning in the third quarter of 2015. The maximum ratio, as defined, is 5.30x, 4.50x and 3.50x at December 31, 2015, 2016 and 2017, respectively. The ratios as of December 31, 2016 and 2015 were 2.79x and 3.91x, respectively. In addition, notes payable at some of our locations contain financial maintenance covenants. We are in compliance with our debt covenants and expect to be for the next 12 months.

Registration of Senior Notes due 2019

        We and our guarantors agreed to: (1) file a registration statement with the SEC with respect to a registered offer to exchange the Senior Notes for new notes having terms substantially identical in all material respects to the outstanding notes (except that the new notes will not contain transfer restrictions or provide for special interest); or (2) file a shelf registration for the resale of the Senior Notes. We were required to use all commercially reasonable efforts to cause the registration statement to be declared effective on or before July 25, 2014. Since the registration statement was not declared effective by July 25, 2014, we have incurred special interest at a rate equal to 0.25% per annum for the first 90-day period of the outstanding indenture indebtedness on the outstanding notes, 0.50% per annum for the next 90-day period, and 0.75% thereafter, as liquidated damages until the registration statement is declared effective and the exchange offer is completed. Accordingly, we have recorded a liability for the amount of special interest on the Senior Notes that we have determined to be probable and estimable based on our expected timing of registration as of each balance sheet date. As of December 31, 2016 and 2015, we had a total contingent liability for special interest on the Senior Notes of $8.4 million and $8.1 million, respectively, recorded in accrued expenses in our consolidated balance sheets.

Other Debt

        Other debt includes lines of credit and short-term borrowing arrangements of subsidiaries, mortgages payable, and notes payable.

        As of December 31, 2016 and 2015, the aggregate outstanding balances on our lines of credit were $66.1 million and $74.3 million, respectively.

        On May 12, 2016, two of UVM Mexico's outstanding loans that originated in 2007 and 2012 and were both scheduled to mature in May 2021 were refinanced and combined into one loan. The maturity date of the combined loan was extended to May 15, 2023. Principal repayments were suspended until May 15, 2018. The new refinanced loan carries a variable interest rate based on the 28-day Mexican Interbanking Offer Rate ("TIIE"), plus the applicable margin. The applicable margin for the interest calculation is established based on the ratio of debt to EBITDA, as defined in the agreement. Interest is paid monthly commencing on May 15, 2016. The outstanding balance of the loan on May 12, 2016 was MXN 2,224.6 million (US $120.5 million at that date). As of December 31, 2016, the interest rate on the loan was 8.94% and the outstanding balance on the loan was $107.8 million.

        In addition to the loans above, in August 2015, UVM Mexico entered into an agreement with a bank for a loan of MXN 1,300.0 million (US $79.0 million at the time of the loan). The loan carries a variable interest rate (8.09% at December 31, 2016) and matures in August 2020. As of December 31, 2016 and 2015, the outstanding balance of this loan was $63.0 million and $75.3 million, respectively.

        We also obtained financing to fund the construction of two new campuses at one of our institutions in Peru, Universidad Peruana de Ciencias Aplicadas. As of December 31, 2016 and 2015, the outstanding balance on the loans was $47.8 million and $60.6 million, respectively. These loans have varying maturity dates with the final payment due in October 2022.

        In May 2014, we obtained financing to fund the construction of a new campus at one of our institutions in Panama. As of both December 31, 2016 and 2015, the outstanding balance of this loan was $25.0 million. It has a fixed interest rate of 8.11% and matures in 2024.

        We had outstanding notes payable at HIEU in China. As of December 31, 2016 and 2015, the outstanding balance on the loans was $61.9 million and $90.4 million, respectively. These notes are repayable in installments with the final installment due in November 2019.

        We had outstanding notes payable at a real estate subsidiary in Chile. As of December 31, 2016 and 2015, the outstanding balance on the loans was $62.7 million and $55.0 million, respectively. These notes are repayable in installments with the final installment due in August 2028.

        We financed a portion of the purchase price for THINK by borrowing AUD 45.0 million (US $32.3 million at December 31, 2016) under a syndicated facility agreement in the form of two term loans of AUD 22.5 million each. The syndicated facility agreement also provides for additional borrowings of up to AUD 20.0 million (US $14.4 million at December 31, 2016) under a capital expenditure facility and a working capital facility. The first term loan has a term of five years and principal is payable in quarterly installments beginning on March 31, 2014. The second term loan has a term of five years and the total principal balance is payable at its maturity date of December 20, 2018. In June 2016, these loan facilities were amended and restated. As a result of this amendment and a repayment of AUD 11.0 million ($8.1 million at the date of payment):

  •
  Facility A has been amended to be a term loan of AUD 10.0 million ($7.2 million at December 31, 2016), and principal is repayable in quarterly installments of AUD 0.8 million ($0.6 million at December 31, 2016). The final balance is repayable at its maturity date of December 20, 2018; and

  •
  Facility B has been amended to be a revolving facility of up to AUD 15.0 million ($10.8 million at December 31, 2016) and any balance outstanding is repayable at its maturity date of December 20, 2018.

        As of December 31, 2016 and 2015, $16.8 million and $25.7 million, respectively, was outstanding under these loan facilities.

        We acquired FMU on September 12, 2014 and financed a portion of the purchase price by borrowing amounts under two loans that totaled BRL 259.1 million (US $110.3 million at the borrowing date). The loans require semi-annual principal payments beginning at BRL 6.5 million in October 2014 and increasing to a maximum of BRL 22.0 million beginning in October 2017 and continuing through their maturity dates in April 2021. As of December 31, 2016 and 2015, the outstanding balance of these loans was $59.8 million and $58.9 million, respectively.

        On November 18, 2015, Universidad Europea de Madrid (UEM), one of our Spanish institutions, entered into an agreement with two banks to borrow a total of EUR 100 million (US $106.5 million at the borrowing date) for a term of 10 years. As of December 31, 2016 and 2015, the outstanding balance on this loan was $96.6 million and $107.1 million, respectively.

        Laureate has outstanding notes payable at Universidad Privada del Norte (UPN), one of our institutions in Peru, to finance the construction of a new campus. These loans all have interest rates ranging from 3.34% to 8.70% and varying maturity dates through December 2024. As of December 31, 2016 and 2015, these loans had a balance of $44.5 million and $31.8 million, respectively.

Leases

        We conduct a significant portion of our operations from leased facilities. These facilities include our corporate headquarters, other office locations, and many of our higher education facilities. See "—Contractual Obligations" for a summary of our capital and operating lease obligations.

Due to Shareholders of Acquired Companies

        One method of payment for acquisitions is the use of promissory notes payable to the sellers of acquired companies. As of December 31, 2016 and 2015, we recorded $210.9 million and $186.7 million, respectively, for these liabilities. See Note 5, Due to Shareholders of Acquired Companies, in our consolidated financial statements for further details.

Capital Expenditures

        Capital expenditures consist of purchases of property and equipment, purchases of land use rights and expenditures for deferred costs. Our capital expenditure program is a component of our liquidity and capital management strategy. This program includes discretionary spending, which we can adjust in response to economic and other changes in our business environment, to grow our network through the following: (1) capacity expansion at institutions to support enrollment growth; (2) new campuses for institutions entering new geographic markets; (3) information technology to increase efficiency and controls; and (4) online content development. Our non-discretionary spending includes the maintenance of existing facilities. We typically fund our capital expenditures through cash flow from operations and external financing.

        Our capital expenditures were $256.7 million, $366.9 million and $436.4 million during 2016, 2015 and 2014, respectively. The 30% decrease in capital expenditures for 2016 compared to 2015 primarily related to decreases in capital expenditures in Chile, Peru, GPS and AMEA related in part to an ongoing initiative to increase online delivery and reduce capital expenditures, in addition to project deferrals. These decreases were partially offset by increased information technology spending in Corporate. Our online initiative is designed to not only provide our students with access to the technology platforms and innovative programs they expect, but also to increase our enrollment in a more capital efficient manner, leveraging current infrastructure and improving classroom utilization. The 16% decrease in capital expenditures for 2015 compared to 2014 primarily related to significant decreases in capital expenditures in Chile, Europe, and AMEA, partially offset by the continued construction of new campuses and capacity expansion projects throughout the rest of LatAm and increased information technology spending in Corporate and Brazil.

Derivatives

        In the normal course of business, our operations are exposed to fluctuations in foreign currency values and interest rate changes. We mitigate a portion of these risks through a risk-management program that includes the use of derivatives. We were required to make periodic net cash payments on our derivatives totaling $17.7 million, $11.3 million and $38.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. These amounts include cash payments that were recognized as interest expense for the derivatives designated as cash flow hedges, as well as net cash payments made for non-hedged derivatives including the derivatives related to the sale transactions. See Note 14,

Derivative Instruments, in our consolidated financial statements for further information on our derivatives.

Series A Preferred Stock

        As discussed above, in December 2016 and January 2017, we issued a total of 400 thousand shares of Series A Preferred Stock for total gross proceeds of $400 million. The shares of Series A Preferred Stock are redeemable at our option at any time (subject to certain limitations involving the price of our Class A common stock) and by the holders after the fifth anniversary of the issue date at a redemption price per share equal to 1.15 multiplied by the sum of the issue amount per share plus any accrued and unpaid dividends. The shares of Series A Preferred Stock may also be converted into shares of our common stock upon certain conditions. For further description see Note 11, Commitments and Contingencies, in our consolidated financial statements included elsewhere in this Form 10-K.

Redeemable Noncontrolling Interests and Equity

        In connection with certain acquisitions, we have entered into put/call arrangements with certain minority shareholders, and we may be required or elect to purchase additional ownership interests in the associated entities within a specified timeframe. Certain of our call rights contain minimum payment provisions. If we exercise such call rights, the consideration required could be significantly higher than the estimated put values. Upon exercise of these puts or calls, our ownership interests in these subsidiaries would increase.

Business Development Activities

        Our growth plans have historically included and may include future acquisition activity. Our acquisitions have historically been funded primarily through existing liquidity and seller financing. We evaluate various alternatives to raise additional capital to fund potential acquisitions and other investing activities. These alternatives may include issuing additional equity or debt and entering into operating or other leases relating to facilities that we use, including sale-leaseback transactions involving new or existing facilities. The incurrence covenants in our debt agreements impose limitations on our ability to engage in additional debt and sale-leaseback transactions, as well as on investments that may be made. In the event that we are unable to obtain the necessary funding or capital for potential acquisitions or other business initiatives, it could have a significant impact on our long-term growth strategy. We believe that our internal sources of cash and our ability to incur seller financing and additional third-party financing, subject to market conditions, will be sufficient to fund our investing activities.

        On March 27, 2015, we acquired four higher education institutions in Portugal, as well as a not-for-profit association and a for-profit services company that conducts market research. The total purchase price for this group of entities was $10.4 million. The purchase price included an initial cash payment of $6.5 million, a seller note of $3.2 million and a deferred payment of $0.7 million related to a working capital settlement. The seller note carries an annual interest rate of 3% and will be paid in three equal installments of EUR 1.0 million at 18 months after the closing date, 36 months after the closing date, and 60 months after the closing date.

        In August 2013, we made an investment of $2.2 million for a 25% ownership interest in a for-profit entity that controls Monash South Africa (MSA), a not-for-profit institution in South Africa. In February 2014, we assumed control of MSA for a total ownership interest in the for-profit entity of 75% and acquired 100% of an entity that owns the real estate used by MSA, for a total purchase price of $44.4 million. The purchase price consisted of the initial investment of $2.2 million made in 2013, a cash payment of $6.7 million, and deferred payments totaling $35.4 million. MSA was converted to a for-profit institution during the first quarter of 2015.

        On August 12, 2014, we acquired Faculdade Porto-Alegrense (FAPA), an institution in Porto Alegre, Brazil. The total purchase price was $4.1 million, and was paid in the form of two seller notes with a total discounted present value of approximately $3.0 million, plus an additional deferred payment of approximately $1.1 million. The deferred payment of $1.1 million was paid in September 2014.

        On September 12, 2014, we acquired FMU, an affiliated group of higher educational institutions in Brazil. The total purchase price was $387.6 million, which was paid with seller notes totaling $96.8 million and cash paid at closing of $290.6 million, net of cash acquired of $0.1 million. The cash paid at acquisition included approximately $231.0 million of cash, including accrued interest, that had been held by us in an escrow bank account prior to the acquisition date and was recorded as restricted cash and investments on our consolidated balance sheet at December 31, 2013.The remainder of the cash paid at closing was financed through borrowings from third-party lenders.

Share-based Deferred Compensation Arrangements

        Immediately prior to the leveraged buyout merger in 2007, our Chief Executive Officer and another then-member of the board of directors held vested equity-based awards which they exchanged on the date of the merger for unfunded, nonqualified stock-based deferred compensation arrangements ("stock-based DCPs") having an aggregate fair value at that time of $126.7 million. Prior to the occurrence of an initial public offering, each of the stock-based DCPs allows the participant the potential to earn an amount (at any time, a "Plan Balance") equal to the product of (A) the number of "phantom shares" credited to the participant's account, and (B) the lesser of (i) the fair market value per "phantom share" on the date of the merger plus a 5% compounded annual return thereon, and (ii) the fair market value per "phantom share" on the earlier of September 17, 2014 (the "Distribution Date") or a change of control. On and after the occurrence of an initial public offering, each of the stock-based DCPs allows the participant the potential to earn a Plan Balance equal to the product of (A) the number of "phantom shares" credited to the participant's account as of the initial public offering and (B) the fair market value per "phantom share" on the Distribution Date or a change of control, as applicable. If we have not consummated an initial public offering prior to the first or second anniversary of the Distribution Date, as applicable, the scheduled distribution will be made in cash. Distributions made after Laureate has consummated an initial public offering would generally be made in shares of our common stock, the number of which will depend on the value of the shares on the date of distribution. Notwithstanding the foregoing, immediately upon a change of control, the stock-based DCPs will be terminated and liquidated and the Plan Balances will be distributed in a lump sum. A change of control would generally occur if all or substantially all of our assets or more than 50% of our equity interests are sold.

        Under these stock-based DCPs, a cash payment of $81.0 million was made in September 2014. Under the terms of the arrangement, $85.9 million was payable on September 17, 2015, and the remainder was payable on September 17, 2016. The participants agreed to extend the payment due on September 17, 2015 (the 2015 Obligation), the first anniversary of the Distribution Date, until December 31, 2015, in order to agree with the Company on a form of payment that we believe more closely aligns with the long-term interests of the Company and our securityholders. On December 29, 2015 (the 2015 Executive DCP Closing Date), we satisfied the 2015 Obligation by paying the participants a total amount of $87.1 million, including $6.1 million in interest from the Distribution Date to the 2015 Executive DCP Closing Date. The payment consisted of $37.1 million in cash and $50.0 million aggregate principal amount of Senior Notes. The participants agreed not to offer or sell their Senior Notes due 2019, other than to the Company, until 12 months after the 2015 Executive DCP Closing Date. The participants also agreed to extend the payment that was due on September 17, 2016 (2016 Executive DCP Obligation) until December 30, 2016. On December 30, 2016, we satisfied the 2016 Executive DCP Obligation by paying the participants a total amount of $18.2 million, including $0.2 million in interest from September 17, 2016 to the 2016 Executive DCP Closing Date. The payment consisted of $7.7 million in cash and $10.5 million aggregate principal amount of Senior Notes. Following the satisfaction of the 2016 Executive DCP Obligation, the Company's obligations under the DCPs were satisfied in full.

        In connection with the Executive Profits Interests ("EPI") agreement, on January 31, 2017, the Company granted to Mr. Becker options (the "EPI Options") to purchase 2,773,098 shares of its Class B common stock. The EPI Options vested upon consummation of the Company's initial public offering on February 6, 2017. The exercise price of the EPI Options is equal to (i) $17.00 with respect to 50% of the shares of our Class B common stock subject to the EPI Option and (ii) $21.32 with respect to 50% of the shares of our Class B common stock subject to the EPI Option, and the EPI Options shall remain exercisable until December 31, 2019. The Company will record share-based compensation expense for the EPI options in the first quarter of 2017, which is estimated to be approximately $14.6 million.

Contribution to Network Institution in Turkey

        On November 4, 2016, we made a contribution to our network institution in Turkey, a VIE, of approximately $13.0 million (the value of 40.0 million Turkish Liras at the date of the contribution). This amount eliminates in consolidation in our financial statements.

Cash Flows

        In the consolidated statements of cash flows, the changes in operating assets and liabilities are presented excluding the effects of exchange rate changes, acquisitions, and reclassifications, as these effects do not represent operating cash flows. Accordingly, the amounts in the consolidated statements of cash flows do not agree with the changes of the operating assets and liabilities as presented in the consolidated balance sheets. The effects of exchange rate changes on cash are presented separately in the consolidated statements of cash flows. Cash paid for acquisitions, net of cash acquired, is reported in investing activities in the consolidated statements of cash flows.

        The following table summarizes our cash flows from operating, investing, and financing activities for each of the past three fiscal years:

(in millions) For the years ended December 31,	2016	2015	2014
Cash provided by (used in):
Operating activities	$184.6	$170.5	$269.2
Investing activities	269.2	(173.6)	(489.2)
Financing activities	(445.7)	34.4	172.6
Effects of exchange rates changes on cash	(1.8)	(34.2)	(50.9)

Net change in cash and cash equivalents	$6.3	$(2.9)	$(98.3)

Comparison of Cash Flows for the Year Ended December 31, 2016 to the Year Ended December 31, 2015

Operating activities

        Cash provided by operating activities increased by $14.1 million to $184.6 million for 2016, compared to $170.5 million for 2015.

        The increase in operating cash flows was primarily related to increased operating income in 2016 of $45.9 million over 2015. Partially offsetting these increases were: (1) cash paid for interest increased by $15.9 million to $367.3 million for 2016 compared to $351.4 million for 2015, primarily due to higher average interest rates on our outstanding debt balances; and (2) cash paid for taxes increased by

$20.4 million to $128.7 million for 2016, compared to $108.3 million for 2015, primarily due to a change in the estimated tax payment requirements in Spain. Other working capital changes accounted for the remaining change of $4.5 million.

Investing activities

        Cash provided by investing activities increased by $442.8 million for 2016 to $269.2 million, from an investing cash usage of $173.6 million for 2015. Cash provided by investing activities was higher during 2016 than in 2015 due to the following: (1) proceeds from the sale of property and equipment were $350.4 million higher in 2016 than in 2015, due to proceeds received in 2016 from the sale of the Glion and Les Roches Hospitality Management schools and the French institutions, partially offset by the proceeds from the Switzerland sale-leaseback arrangements received in 2015; (2) our capital expenditures were $110.2 million lower in 2016 than in 2015; and (3) in 2015, we used cash for business acquisitions of $6.7 million related to the 2015 Portugal acquisition. These changes were partially offset by: (1) in 2016, we settled derivatives related to the sale of our subsidiaries for net cash payments of $5.7 million; and (2) in 2015, we received proceeds of $5.0 million related to the sale of HSM. Other items accounted for the remaining change of $13.8 million.

Financing activities

        Cash used in financing activities increased by $480.1 million for 2016 to $445.7 million, compared to a financing cash inflow of $34.4 million for 2015. This change in financing activities was due to higher net payments of long-term debt during 2016 versus 2015 of $813.0 million, which included the prepayment of $300.0 million related to the Fifth Amendment, a $62.5 million payment on our Senior Notes, and a full pay down of our revolving credit facility, which had an outstanding balance of $269.3 million at the end of 2015. In addition, payments to purchase noncontrolling interests were higher in 2016 versus 2015 by $20.3 million, primarily related to the 2016 purchase of the remaining noncontrolling interest of St. Augustine. These changes were partially offset by the receipt of $329.1 million of proceeds from the issuance of the Series A redeemable preferred stock in December 2016, a $19.0 million decrease in cash dividends to our shareholders, which is primarily related to a November 2015 cash dividend of $19.0 million, and a $3.3 million reduction in seller note payments during 2016 as compared to 2015. Other items accounted for the remaining difference of $1.8 million.

Comparison of Cash Flows for the Year Ended December 31, 2015 to the Year Ended December 31, 2014

Operating activities

        Cash provided by operating activities decreased by $98.7 million to $170.5 million for 2015, compared to $269.2 million for 2014. The decrease in operating cash flows primarily included the following: (1) cash paid for interest increased by $30.4 million to $351.4 million for 2015 compared to $321.0 million for 2014, primarily due to higher average debt balances; and (2) cash paid for taxes increased by $39.6 million to $108.3 million for 2015, compared to $68.7 million for 2014, due primarily to timing of tax payments in Mexico resulting from the tax reform changes that became effective in January 2014. Other working capital changes, including changes in accounts receivable and deferred revenue, accounted for the remaining change of $28.7 million.

Investing activities

        Cash used in investing activities decreased by $315.6 million for 2015 to $173.6 million, compared to $489.2 million for 2014. Cash usage for investing activities was lower during 2015 than during 2014 due to the following: (1) proceeds from the sale of property and equipment were $199.5 million higher, which was the result of the sale-leaseback arrangements at certain campuses in Switzerland; (2) our capital expenditures were $69.6 million lower in 2015 than in 2014; (3) in 2015, our proceeds from investments in affiliates were $5.0 million, related to the sale of HSM; and (4) in 2015, our cash used for business acquisitions was $281.2 million less than in 2014, due principally to the FMU acquisition in September 2014. This was partially offset by a change in restricted cash of $239.9 million, primarily related to the release of the escrow deposit for the FMU acquisition. Other items accounted for the remaining change of $0.2 million.

Financing activities

        Cash provided by financing activities was $34.4 million for 2015, compared to $172.6 million for 2014, a net decrease of $138.2 million. This decrease in cash provided by financing activities was due to the following: (1) net proceeds from issuance of long-term debt were $130.9 million less for 2015 compared to 2014, primarily related to the loans that were issued during 2014 to partially finance the FMU acquisition; (2) debt issuance costs increased by $9.7 million in 2015 as compared to 2014, related to the extension of the revolving line of credit facility in the 2015 fiscal period; and (3) cash dividends to our shareholders increased by $13.9 million, which is primarily related to a 2015 cash dividend of $19.0 million. These changes were partially offset by a $15.5 million reduction in seller note payments during 2015 compared to 2014. Other items accounted for the remaining difference of $0.8 million.

Contractual Obligations

        The following table reflects a summary of our contractual obligations as of December 31, 2016:

		Payments due by period
(in millions)	Total	less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt(a)(b)	$3,612.1	$163.2	$1,878.4	$1,364.2	$206.3
Operating lease obligations	1,474.4	192.9	331.2	283.9	666.4
Interest payments(c)	1,361.1	374.4	605.7	244.8	136.2
Capital lease obligations(d)	250.8	15.8	38.7	25.4	170.9
Due to shareholders of acquired companies(e)	216.6	120.7	72.4	23.5	—
Other obligations(f)	60.9	8.7	18.9	13.1	20.2

Total	$6,975.9	$875.7	$2,945.3	$1,954.9	$1,200.0

(a)
We intend to use the net proceeds from our initial public offering to repay, redeem, or repurchase our outstanding Senior Notes, our term loans under the Senior Secured Credit Facilities and/or the seller notes used to partially finance the acquisition of FMU group.

(b)
Includes $250.0 million in aggregate principal amount of the outstanding 9.250% Senior Notes due 2019 that will be exchanged for shares of our common stock within one year after the February 2017 consummation of the qualified public offering of our common stock.

(c)
Interest payments relate to long-term debt, capital lease obligations and amounts due to shareholders of acquired companies. Interest payments for variable-rate long-term debt were calculated using the variable interest rates in effect at December 31, 2016.

(d)
Includes failed sale-leasebacks.

(e)
Due to shareholders of acquired companies represent promissory notes payable to the sellers of companies acquired by us. These notes payable are generally interest-bearing and have been recorded on the consolidated balance sheets at their carrying value of $210.9 million.

(f)
Other obligations consists primarily of contractually-owed service-related compensation, foreign tax settlement payments, purchase commitments, and other contractual obligations.

        The preceding table does not reflect unrecognized income tax benefits, including interest and penalties, as of December 31, 2016 of approximately $128.8 million. We are unable to make a reasonably reliable estimate of the period of any cash settlements. It is reasonably possible that our liability for unrecognized tax benefits could change during the time period.

        As of December 31, 2016, FMU recorded a prepaid asset of $7.4 million and a liability of $16.1 million related to Brazilian federal tax-related debt that will be paid based on an installment program, Programa de Recuperacão Fiscal (REFIS). This program provides for reductions in fines, penalties and interest associated with outstanding tax debt. These outstanding liabilities relate to pre-acquisition taxes for which the Company has received indemnification from the prior owners. We are unable to make a reasonably reliable estimate of the period for the cash settlements as the REFIS installment payments have not yet been approved for this liability. As a result, we have not presented this $16.1 million REFIS liability in the table above.

        As of December 31, 2016, we recorded a total liability of $16.0 million for a deferred compensation plan for certain executive employees and members of our board of directors. This amount is not included in the table above as the payout dates cannot be estimated.

        The preceding table does not include the Series A Preferred Stock that is discussed in "—Liquidity and Capital Resources." We have not included the Series A Preferred Stock in the table above since it could be converted into common stock upon certain conditions and is not mandatorily redeemable for cash on a fixed date.

Off-Balance Sheet Arrangements

        As of December 31, 2016, we have the following off-balance sheet arrangements:

Noncontrolling Interest Call Options

        We hold various call options that give us the right to purchase the remaining shares owned by noncontrolling interest holders of certain acquired subsidiaries. These call options had no impact on our consolidated financial statements as of December 31, 2016. For further discussion regarding call options, see Note 11, Commitments and Contingencies, and Note 2, Significant Accounting Policies, in our consolidated financial statements.

Student Loan Guarantees

        The accredited Chilean institutions in our network also participate in the CAE Program. As part of the CAE Program, these institutions provide guarantees which result in contingent liabilities to third-party financing institutions, beginning at 90% of the tuition loans made directly to qualified students enrolled through the CAE Program and declining to 60% over time. The guarantees by these institutions are in effect during the period in which the student is enrolled. The maximum potential amount of payments our institutions could be required to make under the CAE Program was approximately $479.0 million and $428.0 million at December 31, 2016 and 2015, respectively. This maximum potential amount assumes that all students in the CAE Program do not graduate, so that our guarantee would not be assigned to the government, and that all students default on the full amount of the CAE-qualified loan balances. As of December 31, 2016 and 2015, we recorded $20.6 million and $18.8 million, respectively, as estimated long-term guarantee liabilities for these obligations.

Subsidiary Shares as Collateral

        In conjunction with the purchase of Universidade Potiguar in Brazil (UNP), we pledged all of the acquired shares as a guarantee of our payments of rents as they become due. In the event that we default on any payment, the pledge agreement provides for a forfeiture of the relevant pledged shares. In the event of forfeiture, we may be required to transfer the books and management of UNP to the former owners.

        We acquired the remaining 49% ownership interest in UAM Brazil in April 2013. As part of the agreement to purchase the 49% ownership interest, we pledged 49% of our total shares in UAM Brazil as a guarantee of our payment obligations under the purchase agreement. In the event that we default on any payment, the agreement provides for a forfeiture of the pledged shares.

        In connection with the purchase of FMU on September 12, 2014, we pledged 75% of the acquired shares to third-party lenders as a guarantee of our payment obligations under the loans that financed a portion of the purchase price. We pledged the remaining 25% of the acquired shares to the sellers as a guarantee of our payment obligations under the purchase agreement for the seller notes. In the event that we default on any payment of the loans or seller notes, the purchase agreement provides for a forfeiture of the relevant pledged shares. Upon maturity and payment of the seller notes in September 2017, the shares pledged to the sellers will be pledged to the third-party lenders until full payment of the loans, which mature in April 2021.

Standby Letters of Credit

        As of December 31, 2016, Laureate had outstanding letters of credit (LOCs) of $154.4 million, which primarily consisted of the following:

  •
  Fully cash-collateralized LOCs of $105.6 million in favor of the DOE, which are included in restricted cash. These LOCs were required to allow Walden, Kendall, NewSchool and St. Augustine to continue participating in the DOE Title IV program.

  •
  Fully cash-collateralized LOCs totaling $34.7 million, which are included in restricted cash, that were issued to continue the appeals process with the Spain Tax Authorities who challenged the holding company structure in Spain.

Surety Bonds

        As part of our normal operations, our insurers issue surety bonds on our behalf, as required by various state education authorities in the United States. We are obligated to reimburse our insurers for any payments made by the insurers under the surety bonds. As of December 31, 2016, the total face amount of these fully cash-collateralized surety bonds was $12.2 million.

Critical Accounting Policies and Estimates

        The preparation of the consolidated financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. Actual results could differ from these estimates. Our significant accounting policies are discussed in Note 2, Significant Accounting Policies, in our consolidated financial statements. We believe the following critical accounting policies require the most significant judgments and estimates about the effect of matters that are inherently uncertain. As a result, these accounting policies and estimates could materially affect our financial statements and are critical to the understanding of our results of operations and financial condition. Management has discussed the selection of these critical accounting policies and estimates with the audit committee of the board of directors.

Variable Interest Entities (VIEs)

        Laureate consolidates in its financial statements certain internationally based educational organizations that do not have shares or other equity ownership interests. Although these educational organizations may be considered not-for-profit entities in their home countries, and they are operated in compliance with their respective not-for-profit legal regimes, we believe they do not meet the definition of a not-for-profit entity under GAAP, and we treat them as "for-profit" entities for accounting purposes. These entities generally cannot declare dividends or distribute their net assets to the entities that control them. Under ASC Topic 810-10, "Consolidation," we have determined that these institutions are VIEs and that Laureate is the primary beneficiary of these VIEs because we have, as further described below: (1) the power to direct the activities of the VIEs that most significantly affect their educational and economic performance, and (2) the right to receive economic benefits from contractual and other arrangements with the VIEs that could potentially be significant to the VIEs. We account for the acquisition of the right to control a VIE in accordance with ASC 805 "Business Combinations."

        As with all of our educational institutions, the VIE institutions' primary source of income is tuition fees paid by students, for which the students receive educational services and goods that are proportionate to the prices charged. We maintain control of these VIEs through our rights to designate a majority of the governing entities' board members, through which we have the legal ability to direct the activities of the entities. Laureate maintains a variable interest in these VIEs through mutual contractual arrangements at market rates and terms that provide them with necessary products and services, and/or intellectual property, and has the ability to enter into additional such contractual arrangements at market rates and terms. We also have the ability to transfer our rights to govern these VIEs, or the entities that possess those rights, to other parties, which could yield a return if and when these rights are transferred.

        We generally do not have legal entitlement to distribute the net assets of the VIEs. Generally, in the event of liquidation or the sale of the net assets of the VIEs, the net proceeds can only be transferred either to another VIE institution with similar purposes or to the government. In the unlikely case of liquidation or a sale of the net assets of the VIE, we may be able to retain the residual value by naming another Laureate-controlled VIE resident in the same jurisdiction as the recipient, if one exists; however we generally cannot name a for-profit entity as the recipient. Moreover, because the institution generally would be required to provide for the continued education of its students, liquidation would not be a likely course of action and would be unlikely to result in significant residual assets available for distribution. However, we operate our VIEs as going concern enterprises, maintain control in perpetuity, and have the ability to provide additional contractual arrangements for educational and other services priced at up to market rates with Laureate-controlled service companies. Typically, we are not legally obligated to make additional investments in the VIE institutions.

        Laureate for-profit entities provide necessary products and services, and/or intellectual property, to all institutions in the Laureate International Universities network, including the VIE institutions, through contractual arrangements at market rates and terms, which are accretive to Laureate. We periodically modify the rates we charge under these arrangements to ensure that they are priced at or below fair market value and to add additional services. If it is determined that contractual arrangements with any institution are not on market terms, it could have an adverse regulatory impact on such institution. We believe these arrangements improve the quality of the academic curriculum and the students' educational experience. There are currently four types of contractual arrangements: (i) intellectual property (IP) royalty arrangements; (ii) network fee arrangements; (iii) management service arrangements; and (iv) lease arrangements.

  (i)
  Under the IP royalty arrangements, institutions in the Laureate International Universities network pay to Laureate royalty payments for the use of Laureate's tradename and best practice policies and procedures.

  (ii)
  Institutions in the Laureate International Universities network gain access to other network resources, including academic content, support with curriculum design, online programs, professional development, student exchange and access to dual degree programs, through network fee arrangements whereby the institutions pay stipulated fees to Laureate for such access.

  (iii)
  Institutions in the Laureate International Universities network contract with Laureate and pay fees under management services agreements for the provision of support and managerial services including access to management, legal, tax, finance, accounting, treasury and other services, which in some cases Laureate provides through shared service arrangements in certain jurisdictions.

  (iv)
  Laureate for-profit entities, including for-profit entities in which the VIEs are investors, own various campus real estate properties and have entered into long-term lease contracts with the respective institutions in the Laureate International Universities network, whereby they pay market-based rents for the use of the properties in the conduct of their educational operations.

        Revenues recognized by our for-profit entities from these contractual arrangements with our consolidated VIEs were approximately $113.3 million, $106.0 million and $113.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. These revenues are eliminated in consolidation.

        Under our accounting policy, we allocate all of the income or losses of these VIEs to Laureate unless there is a noncontrolling interest where the economics of the VIE are shared with a third party. The income or losses of these VIEs allocated to Laureate represent the earnings after deducting charges related to contractual arrangements with our for-profit entities as described above. We believe that the income remaining at the VIEs after these charges accretes value to our rights to control these entities.

        Laureate's VIEs are generally exempt from income taxes. As a result, the VIEs generally do not record deferred tax assets or liabilities or recognize any income tax expense in the consolidated financial statements. No deferred taxes are recognized by the for-profit service companies for the remaining income in these VIEs as the legal status of these entities generally prevents them from declaring dividends or making distributions to their sponsors. However, these for-profit service companies record income taxes related to revenues from their contractual arrangements with these VIEs.

Risks in relation to the VIEs

        We believe that all of the VIE institutions in the Laureate network are operated in full compliance with local law and that the contractual arrangements with the VIEs are legally enforceable; however, these VIEs are subject to regulation by various agencies based on the requirements of local jurisdictions. These agencies, as well as local legislative bodies, review and update laws and regulations as they deem necessary or appropriate. We cannot predict the form of any laws that may be enacted, or regulations that ultimately may be adopted in the future, or what effects they might have on our business, financial condition, results of operations and cash flows. If local laws or regulations were to change, if the VIEs were found to be in violation of existing local laws or regulations, or if the regulators were to question the financial sustainability of the VIEs and/or whether the contractual arrangements were at fair value, local government agencies could, among other actions:

  •
  revoke the business licenses and/or accreditations of the VIE institutions;

  •
  void or restrict related-party transactions, such as the contractual arrangements between us and the VIE institutions;

  •
  impose fines that significantly impact business performance or other requirements with which the VIEs may not be able to comply;

  •
  require us to change the VIEs' governance structures, such that we would no longer maintain control of the activities of the VIEs; or

  •
  disallow a transfer of our rights to govern these VIEs, or the entities that possess those rights, to a third party for consideration.

        Our ability to conduct our business would be negatively affected if local governments were to carry out any of the aforementioned or other similar actions. In any such case, we may no longer be able to consolidate the VIEs.

        Selected consolidated statements of operations information for these VIEs was as follows, net of the charges related to the above-described contractual arrangements:

(in millions) For the years ended December 31,	2016	2015	2014
Selected Statements of Operations information:
Revenues, by segment:
LatAm	$438.0	$417.7	$458.1
Europe	126.7	128.6	130.4
AMEA	146.4	136.1	139.1

Revenues	711.0	682.4	727.6
Depreciation and amortization	51.7	53.0	54.8
Operating income (loss), by segment:
LatAm	(17.8)	(14.8)	(50.0)
Europe	13.3	13.6	(11.2)
AMEA	15.7	9.2	4.4

Operating income (loss)	11.2	8.1	(56.9)
Net income (loss)	35.1	11.8	(51.5)
Net income (loss) attributable to Laureate Education, Inc.	33.0	11.5	(50.9)

        The following table reconciles the net income (loss) attributable to Laureate Education, Inc. as presented in the table above, to the amounts in our consolidated statements of operations:

(in millions) For the years ended December 31,	2016	2015	2014
Variable interest entities	$33.0	$11.5	$(50.9)
Other operations	519.1	118.0	291.2
Corporate and eliminations	(180.3)	(445.8)	(398.6)

Net income (loss) attributable to Laureate Education, Inc.	$371.8	$(316.2)	$(158.3)

        The following table presents selected assets and liabilities of the consolidated VIEs. Except for goodwill, the assets in the table below include the assets that can be used only to settle the obligations for the VIEs. The liabilities in the table are liabilities for which the creditors of the VIEs do not have recourse to our general credit.

        Selected consolidated balance sheet amounts for these VIEs were as follows:

	December 31, 2016		December 31, 2015
(in millions)	VIE	Consolidated	VIE	Consolidated
Balance Sheets data:
Cash and cash equivalents	$169.1	$465.0	$120.9	$458.7
Other current assets	153.1	760.9	186.1	677.0

Total current assets	322.2	1,225.8	307.0	1,135.7
Goodwill	181.7	1,934.5	196.9	2,115.9
Tradenames	104.1	1,307.6	105.0	1,361.1
Other intangible assets, net	—	46.7	—	52.2
Other long-term assets	701.1	2,588.4	738.0	2,774.2

Total assets	1,309.1	7,103.0	1,346.9	7,439.1
Total current liabilities	320.9	1,446.0	305.1	1,548.2
Long-term debt and other long-term liabilities	103.4	4,635.7	150.3	5,483.8

Total liabilities	424.3	6,081.7	455.4	7,031.9
Total stockholders' equity	884.8	664.4	891.5	355.4
Total stockholders' equity attributable to Laureate Education, Inc.	867.0	632.2	874.6	324.8

        The VIEs' cash and cash equivalents balances are generally required to be used only for the benefit of the operations of these VIEs. These balances are included in cash and cash equivalents in our consolidated balance sheets.

Business Combinations

        We apply the purchase accounting standards under ASC 805, "Business Combinations," to acquisitions. The purchase price of an acquisition is allocated, for accounting purposes, to individual tangible and identifiable intangible assets acquired, liabilities assumed and noncontrolling interests based on their estimated fair values on the acquisition date. Any excess purchase price over the assigned values of net assets acquired is recorded as goodwill. The acquisition date is the date on which control is obtained by the acquiring company. Any non-monetary consideration transferred and any previously held noncontrolling interests that are part of the purchase consideration are remeasured at fair value on the acquisition date, with any resulting gain or loss recognized in earnings. The preliminary allocations of the purchase price are subject to revision in subsequent periods based on the final determination of fair values, which must be finalized no later than the first anniversary of the date of the acquisition. Transaction costs are expensed as incurred. See Note 4, Acquisitions, in our consolidated financial statements for details of our 2015 and 2014 business combinations.

Redeemable Noncontrolling Interests and Equity

        In certain cases, we initially purchase a majority ownership interest in a company and uses various put and call arrangements with the noncontrolling interest holders that require or enable us to purchase all or a portion of the remaining minority ownership at a later date. In accounting for these arrangements we are required to make estimates with regard to the final amount we will eventually pay for the additional ownership interest that we will acquire. In the minority put arrangements, the final settlement values are usually based on future earnings measurements that we refer to as "non-GAAP earnings," as they are calculated using an agreed-upon set of rules that are not necessarily consistent with GAAP. We use the current value of a multiple of the current period non-GAAP earnings as an estimate for the final value that will eventually be paid to settle the arrangement. These values are then adjusted annually to reflect changes in the acquired company's non-GAAP earnings as well as the additional passage of time to maturity for the arrangement. To the extent that the current period's non-GAAP earnings are different from future periods' non-GAAP earnings, the value of these obligations can change significantly and can impact our financial position and results of operations. See Note 11, Commitments and Contingencies, in our consolidated financial statements for details of our noncontrolling interest put arrangements.

Goodwill and Indefinite-lived Intangible Assets

        We perform annual impairment tests of indefinite-lived intangible assets, primarily goodwill and tradenames, as of October 1st of each year. We also evaluate these assets on an interim basis if events or changes in circumstances between annual tests indicate that the assets may be impaired. We have not made material changes to the methodology used to assess impairment loss on indefinite-lived intangible assets during the past three fiscal years.

        We have the option of first performing a qualitative assessment (i.e., step zero) before calculating the fair value of the reporting unit (i.e., step one of the two-step fair value-based impairment test). A reporting unit is defined as a component of an operating segment for which discrete financial information is available and regularly reviewed by management of the segment. If we determine on the basis of qualitative factors that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test is required.

        If we do not perform the qualitative assessment for a reporting unit or determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative two-step fair value-based test is performed. In the first step, we estimate the fair value of each reporting unit, utilizing a weighted combination of a discounted cash flow analysis and a market multiples analysis. A reporting unit is defined as a component of an operating segment for which discrete financial information is available and regularly reviewed by management of that segment. If the recorded net assets of the reporting unit are less than the reporting unit's estimated fair value, then there is no goodwill deemed to be impaired. If the recorded net assets of the reporting unit exceed its estimated fair value, then goodwill is potentially impaired and we calculate the implied fair value of goodwill, by deducting the estimated fair value of all tangible and identifiable intangible net assets of the reporting unit from the estimated fair value of the reporting unit. If the recorded amount of goodwill exceeds this implied fair value, the difference is recognized as a loss on impairment of assets in the consolidated statements of operations.

        Our valuation approach utilizes a weighted combination of a discounted cash flow analysis and a market multiples analysis, where available. The discounted cash flow analysis relies on historical data and internal estimates, which are developed as a part of our long-range plan process, and includes an estimate of terminal value based on these expected cash flows using the generally accepted Gordon Dividend Growth formula, which derives a valuation using an assumed perpetual annuity based on the reporting unit's residual cash flows. The discount rate is based on the generally accepted Weighted Average Cost of Capital methodology, and is derived using a cost of equity based on the generally accepted Capital Asset Pricing Model and a cost of debt based on the typical rate paid by market participants. The market multiples analysis utilizes multiples of business enterprise value to revenues, operating income and earnings before interest, taxes, depreciation and amortization of comparable publicly traded companies and multiples based on fair value transactions where public information is available. Significant assumptions used in estimating the fair value include: (1) discount and growth rates, and (2) our long-range plan which includes enrollment, pricing, planned capital expenditures and operating margins. Management reviews the sum of the estimated fair value of all our reporting units to our enterprise value to corroborate the results of its weighted combination approach to determining fair value.

        We also evaluate the sensitivity of a change in assumptions related to goodwill impairment, assessing whether a 10% reduction in our estimates of revenue or a 100 basis point increase in our estimated discount rates would result in impairment of goodwill. After taking into consideration the 2016 goodwill impairment charges recorded for Germany and MSA, and excluding the impact of any recent acquisitions to their respective reporting units, using the current estimated cash flows and discount rates, each reporting unit's estimated fair value exceeds its carrying value by at least 15%. Following the impairment charges recorded in 2016, we have determined that none of our reporting units with material goodwill were at risk of failing the first step of the goodwill impairment test as of December 31, 2016.

        The impairment test for indefinite-lived intangible assets generally requires a new determination of the fair value of the intangible asset using the "relief-from-royalty" method. This method estimates the amount of royalty expense that we would expect to incur if the assets were licensed from a third party. We use publicly available information and proprietary third-party arm's length agreements that Laureate has entered into with various licensors in determining certain assumptions to assist us in estimating fair value using market participant assumptions. If the fair value of the intangible asset is less than its carrying value, the intangible asset is adjusted to its new estimated fair value, and an impairment loss is recognized.

        If the estimates and related assumptions used in assessing the recoverability of our goodwill and indefinite-lived intangible assets decline, we may be required to record impairment charges for those assets. We base our fair value estimates on assumptions that we believe to be reasonable but that are unpredictable and inherently uncertain. Actual results may differ from those estimates. In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of our reporting units.

        For the year ended December 31, 2016, we recorded impairment losses on goodwill. We recorded no impairment losses for the year ended December 31, 2015. For the year ended December 31, 2014, we recorded impairment losses on goodwill and tradenames. See "—Results of Operations—Discussion of Significant Items Affecting the Consolidated Results for the Years Ended December 31, 2016, 2015 and 2014" and Note 7, Goodwill and Other Intangible Assets, in our consolidated financial statements for further details of the impairments.

        We completed our IPO on February 6, 2017 at an initial public offering price that was below the range and since then our stock price has traded below the initial public offering price. While our market capitalization is currently in excess of the carrying value of our stockholders' equity, a significant decline in our stock price for an extended period of time could be considered an impairment indicator that would cause us to perform an interim impairment test that could result in additional impairments of goodwill or other intangible assets.

Long-Lived Assets and Finite-Lived Intangible Assets

        We evaluate our long-lived assets, including property and equipment and finite-lived intangible assets, to determine whether events or changes in circumstances indicate that the remaining estimated useful lives of such assets may warrant revision or that their carrying values may not be fully recoverable.

        Indicators of impairment include, but are not limited to:

  •
  a significant deterioration of operating results;

  •
  a change in regulatory environment;

  •
  a significant change in the use of an asset, its physical condition, or a change in management's intended use of the asset;

  •
  an adverse change in anticipated cash flows; or

  •
  a significant decrease in the market price of an asset.

        If an impairment indicator is present, we evaluate recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to result from the use and eventual disposition of the assets. If the assets are determined to be impaired, the impairment recognized is the excess of the carrying amount over the fair value of the assets. Fair value is generally determined by the discounted cash flow method. The discount rate used in any estimate of discounted cash flows is the rate commensurate with a similar investment of similar risk. We use judgment in determining whether a triggering event has occurred and in estimating future cash flows and fair value. Changes in our judgments could result in impairments in future periods.

        As a result of our impairment testing, we recorded no impairment losses on long-lived assets and finite-lived intangible assets for the years ended December 31, 2016 and December 31, 2015. For the year ended December 31, 2014, we recorded impairment losses on long-lived assets, as described in "—Results of Operations—Discussion of Significant Items Affecting the Consolidated Results for the Years Ended December 31, 2016, 2015 and 2014" and in Note 7, Goodwill and Other Intangible Assets, in our consolidated financial statements.

Deferred Costs

        Deferred costs on the consolidated balance sheets consist primarily of direct costs associated with online course development and accreditation. Deferred costs associated with the development of online educational programs are capitalized after technological feasibility has been established. Deferred online course development costs are amortized to direct costs on a straight-line basis over the estimated period that the associated products are expected to generate revenues. Deferred online course development costs are evaluated on a quarterly basis through review of the corresponding course catalog. If a course is no longer listed or offered in the current course catalog, then the costs associated with its development are written off. As of December 31, 2016 and 2015, the unamortized balances of online course development costs were $54.7 million and $54.5 million, respectively. We defer direct and incremental third-party costs incurred for obtaining initial accreditation and for the renewal of accreditations. These accreditation costs are amortized to direct costs over the life of the accreditation on a straight-line basis. As of December 31, 2016 and 2015, the unamortized balances of accreditation costs were $3.0 million and $3.7 million, respectively.

        At December 31, 2016 and 2015, our total deferred costs were $160.6 million and $156.0 million, respectively, with accumulated amortization of $(102.8) million and $(97.9) million, respectively.

        As a result of our impairment testing, we recorded no impairment losses on deferred costs for the years ended December 31, 2016 and December 31, 2015. For the year ended December 31, 2014, we recorded impairment losses on deferred costs, as described in "—Results of Operations—Discussion of Significant Items Affecting the Consolidated Results for the Years Ended December 31, 2016, 2015 and 2014" and in Note 7, Goodwill and Other Intangible Assets, in our consolidated financial statements.

Debt Issuance Costs

        Debt issuance costs are paid as a result of certain debt transactions and are presented as a deduction from debt. These debt issuance costs are amortized over the term of the associated debt instruments. The amortization expense is recognized as a component of Interest expense in the Consolidated Statements of Operations. If we extinguish our debt before its full term, we may need to write off all or a portion of these deferred financing costs and recognize a loss on extinguishment. As of December 31, 2016 and 2015, the unamortized balances of deferred financing costs were $44.6 million and $69.3 million, respectively.

Income Taxes

        We record the amount of income taxes payable or refundable for the current year, as well as deferred tax assets and liabilities for the expected future tax consequences of events that we have recognized in our consolidated financial statements or tax returns. We exercise judgment in assessing future profitability and the likely future tax consequences of these events.

Deferred Taxes

        Estimates of deferred tax assets and liabilities are based on current tax laws, rates and interpretations, and, in certain cases, business plans and other expectations about future outcomes. We develop estimates of future profitability based upon historical data and experience, industry projections, forecasts of general economic conditions, and our own expectations. Our accounting for deferred tax consequences represents management's best estimate of future events that can be appropriately reflected in our accounting estimates. Changes in existing tax laws and rates, their related interpretations, as well as the uncertainty generated by the current economic environment may impact the amounts of deferred tax liabilities or the valuations of deferred tax assets.

Tax Contingencies

        We are subject to regular review and audit by both domestic and foreign tax authorities. We apply a more-likely-than-not threshold for tax positions, under which we must conclude that a tax position is more likely than not to be sustained in order for us to continue to recognize the benefit. This assumes that the position will be examined by the appropriate taxing authority and that full knowledge of all relevant information is available. In determining the provision for income taxes, judgment is used, reflecting estimates and assumptions, in applying the more-likely-than-not threshold. A change in the assessment of the outcome of a tax review or audit could materially adversely affect our consolidated financial statements.

        See Note 15, Income Taxes, in our consolidated financial statements for details of our deferred taxes and tax contingencies.

Indefinite Reinvestment of Foreign Earnings

        We earn a significant portion of our income from subsidiaries located in countries outside the United States. Deferred tax liabilities have not been recognized for undistributed foreign earnings because management believes that the earnings will be indefinitely reinvested outside the United States under the Company's planned tax neutral methods. ASC 740, "Income Taxes," requires that we evaluate our circumstances to determine whether or not there is sufficient evidence to support the assertion that we will reinvest undistributed foreign earnings indefinitely. Our assertion that earnings from our foreign operations will be indefinitely reinvested is supported by projected working capital and long-term capital plans in each foreign subsidiary location in which the earnings are generated. Additionally, we believe that we have the ability to indefinitely reinvest foreign earnings based on our domestic operation's cash repatriation strategies, projected cash flows, projected working capital and liquidity, and the expected availability of capital within the debt or equity markets. If our expectations change based on future developments such that some or all of the undistributed earnings of our foreign subsidiaries may be remitted to the United States in the foreseeable future, we will be required to recognize deferred tax expense and liabilities on those amounts. In addition, if applicable tax rules in the United States are modified to cause U.S. corporations to pay taxes on foreign earnings even if the earnings are not remitted to the United States, we may incur additional tax expense.

Revenue Recognition

        Our revenues primarily consist of tuition and educational service revenues. We also generate revenues from student fees, dormitory/residency fees, and education-related activities. Revenues are reported net of scholarships and other discounts, refunds, waivers and the fair value of any guarantees made by us related to student financing programs. Our institutions have various billing and academic cycles. Collectability is determined on a student-by-student basis at the time of enrollment. Generally, students cannot re-enroll for the next academic session without satisfactory resolution of any past-due amounts. Tuition revenues are recognized ratably on a weekly straight-line basis over each academic session. Deferred revenue and student deposits on our consolidated balance sheets consist of tuition paid prior to the start of academic sessions and unearned tuition amounts recorded as accounts receivable after an academic session begins. If a student withdraws from an institution, our obligation to issue a refund depends on the refund policy at that institution and the timing of the student's withdrawal. Generally, our refund obligations are reduced over the course of the academic term. We record refunds as a reduction of deferred revenue and student deposits, as applicable. Once a student withdraws, the Company recognizes revenue on a cash basis as collectability is not reasonably assured. Dormitory revenues are recognized over the occupancy period. Revenues from the sale of educational products are generally recognized upon delivery and when collectability is reasonably assured. Student fees and other revenues, which include revenues from contractual arrangements with unconsolidated institutions, are recognized as earned over the appropriate service period.

Allowance for Doubtful Accounts

        Receivables are deemed to be uncollectible when they have been outstanding for two years, or earlier when collection efforts have ceased, at which time they are written off. Prior to that, we record an allowance for doubtful accounts to reduce our receivables to their net realizable value. Our allowance estimation methodology is based on the age of the receivables, the status of past-due amounts, historical collection trends, current economic conditions and student enrollment status. In the event that current collection trends differ from historical trends, an adjustment is made to the allowance account and bad debt expense.

Derivatives

        In the normal course of business, our operations have significant exposure to fluctuations in foreign currency values and interest rate changes. Accordingly, we mitigate a portion of these risks through a risk-management program that includes the use of derivative financial instruments (derivatives). The interest and principal payments for our senior long-term debt arrangements are primarily paid in USD. Because the majority of our operating cash flow and revenues comes from business units located outside the United States with functional currencies other than the USD, our ability to make debt payments and our earnings are subject to fluctuations in the value of the USD relative to foreign currencies. In order to mitigate these foreign currency risks, we selectively enter into foreign exchange forward contracts. Additionally, borrowings under our Senior Secured Credit Facilities and certain local credit facilities bear interest at variable rates. If market interest rates increase, variable-rate debt will create higher debt service requirements, which could adversely affect our cash flow. Therefore, we have entered into floating-to-fixed interest rate swap contracts for certain debt arrangements that are subject to fluctuations in interest rates. We do not engage in speculative or leveraged transactions, nor do we hold or issue derivatives for trading purposes.

        We report all derivatives on the consolidated balance sheets at fair value. The values are derived using valuation models commonly used for derivatives. These valuation models require a variety of inputs, including contractual terms, market prices, forward-price yield curves, notional quantities, measures of volatility and correlations of such inputs. Our fair value models incorporate the measurement of our own nonperformance risk into our calculations. Our derivatives expose us to credit risk to the extent that the counterparty may possibly fail to perform its contractual obligation when we are in a net gain position. As a result, our valuation models reflect measurements for counterparty credit risk. We also actively monitor counterparty credit ratings for any significant changes that could impact the nonperformance risk calculation for our fair value. We value derivatives using management's best estimate of inputs we believe market participants would use in pricing the asset or liability at the measurement date. Derivative and hedge accounting requires judgment in the use of estimates that are inherently uncertain and that may change in subsequent periods. External factors, such as economic conditions, will impact the inputs to the valuation model over time. The effect of changes in assumptions and estimates could materially impact our financial statements. See Note 14, Derivative Instruments, in our consolidated financial statements for details of our derivatives.

Share-Based Compensation

        We use the Black-Scholes-Merton option pricing model to calculate the fair value of stock options. This option valuation model requires the use of subjective assumptions, including the estimated fair value of the underlying common stock, the expected stock price volatility, and the expected term of the option. The estimated fair value of the underlying common stock is based on third-party valuations. Our volatility estimates are based on a peer group of companies. We estimate the expected term of awards to be the weighted average mid-point between the vesting date and the end of the contractual term. We use this method to estimate the expected term since we do not have sufficient historical exercise data.

        We have granted restricted stock, restricted stock units, stock options, and performance awards for which the vesting is based on our annual performance metrics. For interim periods, we use our year-to-date actual results, financial forecasts, and other available information to estimate the probability of the award vesting based on the performance metrics. The related compensation expense recognized is affected by our estimates of the vesting potential of these performance awards. See Note 13, Share-based Compensation, in our consolidated financial statements for further discussion of these arrangements.

Recently Issued Accounting Pronouncements

Accounting Standards Update (ASU) No. 2017-04 (ASU 2017-04), Intangibles—Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment

        In January 2017, the Financial Accounting Standards Board (FASB) issued ASU 2017-04 in order to simplify the test for goodwill impairment by eliminating Step 2, which measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. Under the amendments in this Update, an entity should perform its annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. However, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This Update is effective for Laureate beginning on January 1, 2020 and early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the impact of ASU 2017-04 on our Consolidated Financial Statements.

ASU No. 2017-01 (ASU 2017-01), Business Combinations (Topic 805), Clarifying the Definition of a Business

        In January 2017, the FASB issued ASU 2017-01 in response to shareholders' concerns that Topic 805 applied the definition of a business too broadly, which resulted in business acquisitions being recorded in situations that were more akin to asset acquisitions. This Update clarifies the definition of a business with the objective of adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this Update provide a screen to determine whether an integrated set of assets and activities ("set") is a business. Under current GAAP, there are three elements to a business—inputs, processes and outputs, though outputs do not have to be present and all the inputs and processes that a seller uses in operating a set are not required if market participants can acquire the set and continue to produce outputs by integrating the acquired set with their own inputs and processes. This Update is effective for Laureate beginning on January 1, 2018 and should be applied prospectively on or after the effective date. We are currently evaluating the impact of ASU 2017-01 on our Consolidated Financial Statements.

ASU No. 2016-18 (ASU 2016-18), Statement of Cash Flows (Topic 230): Restricted Cash

        In November 2016, the FASB issued ASU 2016-18 in order to address diversity around the classification and presentation of changes in restricted cash on the statement of cash flows. The amendments in this Update require that a statement of cash flows explains the change during the period of total cash, cash equivalents and amounts described as restricted cash or restricted cash equivalents. Therefore, restricted cash should be included when reconciling beginning and ending cash on the statement of cash flows and changes to restricted cash would not be considered in calculating cash flows from operating and investing activities. This ASU is effective for Laureate beginning on January 1, 2018 and should be applied retrospectively. Early adoption is permitted and if this ASU is adopted during an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes the interim period. We are currently evaluating the impact of ASU 2016-18 on our Consolidated Financial Statements.

ASU No. 2016-16 (ASU 2016-16), Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory

        In October 2016, the FASB issued ASU 2016-16 in order to improve the accounting for income tax consequences for intra-entity transfers of assets other than inventory. Under current GAAP, the recognition of current and deferred income taxes for an intra-entity transfer is prohibited until the asset has been sold to a third party. The amendments in this ASU state that an entity should recognize income tax consequences of an intra-entity transfer when the transfer occurs. This aligns the recognition of income tax consequences for intra-entity transfers of assets with International Financing Reporting Standards (IFRS). This ASU is effective for Laureate beginning on January 1, 2018 and early adoption is permitted. The amendments in this ASU should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We are currently evaluating the impact of ASU 2016-16 on our Consolidated Financial Statements.

ASU No. 2016-15 (ASU 2016-15), Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments

        In August 2016, the FASB issued ASU 2016-15 in order to reduce diversity around how certain cash receipts and cash payments are presented and classified on the Statement of Cash Flows. This ASU provides guidance on the following areas, for which current GAAP is either unclear or does not include specific guidance:

  1.
  Debt prepayment or debt extinguishment costs;

  2.
  Settlement of zero-coupon debt instruments or other debt instruments with coupon rates that are insignificant in relation to the effective interest rate of the borrowing;

  3.
  Contingent consideration payments made after a business combination;

  4.
  Proceeds from the settlement of insurance claims;

  5.
  Proceeds from the settlement of corporate-owned life insurance policies;

  6.
  Distributions received from equity method investees;

  7.
  Beneficial interests in securitization transactions; and

  8.
  Separately identifiable cash flows and application of the predominance principle.

        This ASU is effective for Laureate beginning on January 1, 2018 and early adoption is permitted; however, if early adoption is elected, all of the amendments to the areas above must be adopted at the same time. The amendments in this ASU should be applied retrospectively. We are currently evaluating the impact of ASU 2016-15 on our Consolidated Financial Statements.

ASU No. 2016-09 (ASU 2016-09), Compensation—Stock compensation (Topic 718): Improvements to Employee Share-based Payment Accounting

        On March 30, 2016, the FASB issued ASU 2016-09 as part of its initiative to reduce complexity in accounting standards. The areas for simplification in this ASU involve several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective for Laureate beginning January 1, 2017. Early adoption is permitted in any annual or interim period for which financial statements have not been issued or made available for issuance, but all of the guidance must be adopted in the same period. If an entity early adopts the guidance in an interim period, any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. We do not expect ASU 2016-09 to have a material impact on our Consolidated Financial Statements.

ASU No. 2016-08 (ASU 2016-08), Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)

        In March 2016, the FASB issued ASU 2016-08 in response to an issue regarding the determination of whether the entity acts as the principal or an agent in certain transactions where another party, along with the entity, is involved in providing a good or service to a customer. The amendments in this update do not change the core principle of the existing implementation guidance in Topic 606 on principal versus agent considerations, but do clarify how an entity should determine whether it is a principal or an agent by providing indicators that assist in the assessment of control. Such indicators may be more or less relevant to the control assessment and one or more indicators may be more or less persuasive to the control assessment, depending on the facts and circumstances.

        The amendments in this update affect the guidance in ASU 2014-09, Contracts with Customers (Topic 606), which is not yet effective, and therefore follows the same effective date and transition requirements. ASU 2014-09 is effective for Laureate on January 1, 2018 and allows either a full retrospective adoption to all periods presented or a modified retrospective adoption approach with the cumulative effect of initial application of the revised guidance recognized at the date of the initial application. With its evaluation of the impact of ASU 2014-09, the Company will also consider the impact related to ASU 2016-08.

ASU No. 2016-02 (ASU 2016-02), Leases (Topic 842)

        On February 25, 2016, the FASB issued ASU 2016-02. Lessees will need to recognize on their balance sheet a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs.

For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases). Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. The standard is effective for Laureate beginning January 1, 2019. The new standard must be adopted using a modified retrospective transition, and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. We are in the process of completing our diagnostic assessment and anticipate that ASU 2016-02 will have a material impact on our Consolidated Balance Sheets, as we will record significant asset and liability balances in connection with our leased properties. We are still evaluating the impact to our Consolidated Statements of Operations.

ASU No. 2016-01 (ASU 2016-01), Financial Instruments—Overall (Subtopic 815-10)

        In January 2016, the FASB issued ASU 2016-01 in order to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The amendments in this ASU require all equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value, with changes in fair value recognized through net income. In addition, the amendments in this ASU require that entities that have elected to measure financial instruments at fair value must disclose, as a separate item in comprehensive income, the portion of the total change in fair value of a liability resulting from a change in instrument-specific credit risk.

        This ASU is effective for Laureate beginning January 1, 2018 and amendments should be applied as a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values should be applied prospectively to equity investments that exist as of the date of adoption of the ASU. We are currently evaluating the impact of ASU 2016-01 on our Consolidated Financial Statements.

ASU No. 2015-17 (ASU 2015-17), Income Taxes (Topic 740)

        In November 2015, the FASB issued ASU 2015-17 as a part of the Simplification Initiative and in response to concerns that the current requirement that entities separate deferred income tax liabilities and assets into current and noncurrent amounts results in little or no benefit to users of the financial statements. This classification does not generally align with the time period in which the recognized deferred tax amounts are expected to be recovered or settled and there are costs incurred by an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts. The amendments in this ASU aim to simplify this presentation by requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position, which aligns the GAAP presentation of deferred income tax assets and liabilities with International Financial Reporting Standards (IFRS). This ASU is effective for Laureate beginning January 1, 2017. We expect the impact of adoption to be material to the presentation of our Consolidated Balance Sheets, as we had $110.0 million and $87.9 million of current deferred tax assets recorded as of December 31, 2016 and 2015 respectively, that will be reclassified from current to noncurrent.

ASU No. 2014-09, (ASU 2014-09): Revenue from Contracts with Customers (Topic 606)

        On May 28, 2014, the FASB issued ASU 2014-09, which supersedes the revenue recognition requirements in Topic 605, "Revenue Recogniation" and most industry-specific guidance. The core principle of ASU 2014-09 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB deferred the effective date of ASU 2014-09. The new revenue standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 (January 1, 2018 for Laureate) and allows either a full retrospective adoption to all periods presented or a modified retrospective adoption approach with the cumulative effect of initial application of the revised guidance recognized at the date of initial application. We are in the process of completing our diagnostic assessment and plan to adopt this ASU effective January 1, 2018. We do not expect the adoption of this ASU to result in a significant change to our method of recognizing tuition revenues; however, we are still evaluating other components of revenue. We are also still assessing the adoption alternatives between full retrospective adoption and modified retrospective adoption.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to market risk primarily from fluctuations in interest rates and foreign currency exchange rates. We may seek to control a portion of these risks through a risk-management program that includes the use of derivatives to reduce earnings and cash flow volatility associated with changes in interest rates and foreign currency exchange rates. As a policy, we do not engage in speculative or leveraged transactions, nor do we hold or issue derivatives for trading purposes.

Interest Rate Risk

        We are subject to risk from fluctuations in interest rates, primarily relating to our Senior Secured Credit Facilities and certain local credit facilities, which bear interest at variable rates. However, two factors serve to mitigate this risk. First, we enter into floating-to-fixed interest rate swap contracts in order to fix a portion of our floating-rate debt, and our cross currency swap includes an embedded floating-to-fixed rate component. Second, a portion of our senior secured credit agreement contains a floor on LIBOR contracts and ABR draws.

        Based on our outstanding variable-rate debt as of December 31, 2016 and factoring in the impact of the derivatives, an increase of 100 basis points in our weighted-average interest rate would result in an increase in interest expense of $16.4 million on an annual basis.

        Based on our outstanding variable-rate debt as of December 31, 2016 and factoring in the impact of the derivatives and the LIBOR floor, an increase of 100 basis points in interest rates would result in an increase in interest expense of $15.7 million on an annual basis.

        See Note 14, Derivative Instruments, in our consolidated financial statements included elsewhere in this Form 10-K for further discussion of our derivatives.

Foreign Currency Exchange Risk

        We use the USD as our reporting currency. We derived approximately 83% of our revenues from students outside of the United States for the year ended December 31, 2016. Our business is transacted through a network of international and domestic subsidiaries, generally in the local currency, considered the functional currency for that subsidiary.

        Our foreign currency exchange rate risk is related to the following items:

  •
  Adjustments relating to the translation of our assets and liabilities from the subsidiaries' functional currencies to USD. These adjustments are recorded in accumulated other comprehensive income (loss) on our consolidated balance sheets.

  •
  Gains and losses resulting from foreign currency exchange rate changes related to intercompany loans that are deemed to have the characteristics of a long-term investment. These gains and losses are recorded in accumulated other comprehensive income (loss) on our consolidated balance sheets.

  •
  Gains and losses resulting from foreign currency exchange rate changes related to intercompany loans that are not deemed to have the characteristics of a long-term investment. These gains and losses are recorded in foreign currency exchange gain (loss) on our consolidated statements of operations.

  •
  Gains and losses on foreign currency transactions. These gains and losses are recorded in foreign currency exchange gain (loss) on our consolidated statements of operations.

        For the year ended December 31, 2016, a hypothetical 10% adverse change in average annual foreign currency exchange rates, excluding the impacts of our derivatives, would have decreased Operating income and Adjusted EBITDA by approximately $26.2 million and $78.1 million, respectively.

        We monitor the impact of foreign currency movements related to differences between our subsidiaries' local currencies and the USD. Our U.S. debt facilities are primarily denominated in USD. We enter into foreign exchange forward contracts to protect the USD value of our assets and future cash flows, as well as to reduce the earnings impact of exchange rate fluctuations on receivables and payables denominated in currencies other than the functional currencies. See Note 14, Derivative Instruments, in our consolidated financial statements included elsewhere in this Form 10-K for additional discussion regarding our derivatives.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LAUREATE EDUCATION, INC.

INDEX TO FINANCIAL STATEMENTS
COVERED BY REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Laureate Education, Inc.

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Laureate Education, Inc. and its subsidiaries as of December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it classifies deferred financing costs in 2016.

/s/ PricewaterhouseCoopers LLP

Baltimore, MD

March 28, 2017

LAUREATE EDUCATION, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

IN THOUSANDS

For the years ended December 31,	2016	2015	2014
Revenues	$4,244,192	$4,291,659	$4,414,682
Costs and expenses:
Direct costs	3,615,338	3,760,016	3,838,179
General and administrative expenses	222,496	194,686	151,215
Loss on impairment of assets	23,465	—	125,788

Operating income	382,893	336,957	299,500
Interest income	18,670	13,328	21,822
Interest expense	(421,936)	(398,042)	(385,754)
Loss on debt extinguishment	(17,363)	(1,263)	(22,984)
Loss on derivatives	(6,084)	(2,607)	(3,101)
Other income (expense), net	910	195	(1,184)
Foreign currency exchange gain (loss), net	67,450	(149,178)	(109,970)
Gain on sales of subsidiaries, net	406,557	—	—

Income (loss) from continuing operations before income taxes and equity in net income of affiliates	431,097	(200,610)	(201,671)
Income tax (expense) benefit	(65,001)	(117,730)	39,060
Equity in net income of affiliates, net of tax	90	2,495	158

Net income (loss)	366,186	(315,845)	(162,453)
Net loss (income) attributable to noncontrolling interests	5,661	(403)	4,162

Net income (loss) attributable to Laureate Education, Inc.	$371,847	$(316,248)	$(158,291)

Basic and diluted earnings (loss) per share:
Basic earnings (loss) per share	$2.78	$(2.44)	$(1.24)
Diluted earnings (loss) per share	$2.76	$(2.44)	$(1.24)

The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

IN THOUSANDS

For the years ended December 31,	2016	2015	2014
Net income (loss)	$366,186	$(315,845)	$(162,453)
Other comprehensive loss:
Foreign currency translation adjustment, net of tax of $0 for all years	(115,685)	(386,310)	(307,101)
Unrealized gain (loss) on derivative instruments, net of tax of $0 for all years	8,032	5,629	(733)
Minimum pension liability adjustment, net of tax of $1,800, $982 and $715, respectively	8,391	2,966	(6,994)

Total other comprehensive loss	(99,262)	(377,715)	(314,828)

Comprehensive income (loss)	266,924	(693,560)	(477,281)
Net comprehensive loss (income) attributable to noncontrolling interests	5,545	3,234	(8,759)

Comprehensive income (loss) attributable to Laureate Education, Inc.	$272,469	$(690,326)	$(486,040)

The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

IN THOUSANDS, except per share amounts

December 31,	2016	2015
Assets
Current assets:
Cash and cash equivalents (includes VIE amounts of $169,074 and $120,944, see Note 2)	$464,965	$458,673
Restricted cash and investments	189,319	160,585
Receivables:
Accounts and notes receivable	494,646	441,051
Other receivables	23,758	35,788
Related party receivables	6,931	7,336
Allowance for doubtful accounts	(190,499)	(158,006)

Receivables, net	334,836	326,169
Deferred income taxes	110,015	87,895
Income tax receivable	29,447	17,048
Prepaid expenses and other current assets	97,234	85,314

Total current assets (includes VIE amounts of $322,210 and $307,043, see Note 2)	1,225,816	1,135,684
Notes receivable, net	61,157	59,272
Property and equipment:
Land	396,821	419,977
Buildings	1,219,783	1,294,263
Furniture, equipment and software	1,160,350	1,142,176
Leasehold improvements	399,555	384,655
Construction in-progress	103,205	93,260
Accumulated depreciation and amortization	(1,128,081)	(1,043,431)

Property and equipment, net	2,151,633	2,290,900
Land use rights, net	45,275	50,336
Goodwill	1,934,464	2,115,897
Other intangible assets:
Tradenames	1,307,633	1,361,125
Other intangible assets, net	46,700	52,197
Deferred costs, net	57,748	58,169
Deferred income taxes	72,610	80,754
Other assets	199,929	234,782

Total assets (includes VIE amounts of $1,309,113 and $1,346,908, see Note 2)	$7,102,965	$7,439,116

The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Continued)

IN THOUSANDS, except per share amounts

December 31,	2016	2015
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$86,699	$111,749
Accrued expenses	368,973	371,621
Accrued compensation and benefits	239,495	237,659
Deferred revenue and student deposits	362,891	482,723
Current portion of long-term debt	178,989	192,354
Current portion of due to shareholders of acquired companies	118,679	21,050
Deferred compensation	—	17,463
Income taxes payable	30,371	48,369
Deferred income taxes	5,762	9,310
Derivative instruments	5,218	688
Other current liabilities	48,917	55,197

Total current liabilities (includes VIE amounts of $320,922 and $305,067, see Note 2)	1,445,994	1,548,183
Long-term debt, less current portion	3,629,375	4,318,934
Due to shareholders of acquired companies, less current portion	92,269	165,669
Deferred compensation	14,128	14,880
Income taxes payable	135,140	169,951
Deferred income taxes	486,817	507,477
Derivative instruments	7,750	19,326
Other long-term liabilities	270,267	287,524

Total liabilities (includes VIE amounts of $424,297 and $455,373, see Note 2)	6,081,740	7,031,944
Convertible redeemable preferred stock, Series A, $0.001 par value; 512 shares authorized, 343 shares issued and outstanding on December 31, 2016	332,957	—
Redeemable noncontrolling interests and equity	23,876	51,746
Stockholders' equity:
Preferred stock, par value $0.001 per share—authorized 49,488 shares, no shares issued and outstanding as of December 31, 2016 and December 31, 2015	—	—
Common stock, par value $0.004 per share—authorized 175,000 shares, issued and outstanding shares of 133,376 and 133,255 as of December 31, 2016 and December 31, 2015, respectively	534	533
Additional paid-in capital	2,721,432	2,686,451
Accumulated deficit	(1,037,701)	(1,409,548)
Accumulated other comprehensive loss	(1,052,055)	(952,677)

Total Laureate Education, Inc. stockholders' equity	632,210	324,759
Noncontrolling interests	32,182	30,667

Total stockholders' equity	664,392	355,426

Total liabilities and stockholders' equity	$7,102,965	$7,439,116

The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

IN THOUSANDS

	Laureate Education, Inc. Stockholders
	Shares of common stock outstanding	Common stock	Additional paid-in capital	(Accumulated deficit) retained earnings	Accumulated other comprehensive (loss) income	Noncontrolling interests	Total stockholders' equity
Balance at December 31, 2013	132,470	$530	$2,669,044	$(935,009)	$(268,810)	$43,382	$1,509,137
Non-cash stock compensation	11	—	40,693	—	—	—	40,693
Cash distributions to stockholders	—	—	(5,271)	—	—	—	(5,271)
Equity to liability award modification	(25)	—	(2,986)	—	—	—	(2,986)
Exercise of stock options	52	—	964	—	—	—	964
Vesting of restricted stock and exercise of stock options, net of shares withheld to satisfy minimum employee tax withholding	465	2	(2,242)	—	—	—	(2,240)
Changes in noncontrolling interests	—	—	(4,498)	—	—	3,769	(729)
Dividends to noncontrolling interests	—	—	(2,461)	—	—	1,050	(1,411)
Capital contributions from noncontrolling interest holders	—	—	4,821	—	—	166	4,987
Accretion of redeemable noncontrolling interests and equity	—	—	(9,187)	—	—	—	(9,187)
Reclassification of redeemable noncontrolling interests and equity	—	—	—	—	—	(119)	(119)
Other, net	—	—	—	—	—	(9)	(9)
Net loss	—	—	—	(158,291)	—	(4,162)	(162,453)
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	(302,504)	(4,597)	(307,101)
Unrealized loss on derivatives, net of tax of $0	—	—	—	—	(733)	—	(733)
Minimum pension liability adjustment, net of tax of $715	—	—	—	—	(6,994)	—	(6,994)

Balance at December 31, 2014	132,973	532	2,688,877	(1,093,300)	(579,041)	39,480	$1,056,548
Non-cash stock compensation	8	—	34,120	—	—	—	34,120
Cash distributions to stockholders	—	—	(18,975)	—	—	—	(18,975)
Exercise of stock options	111	—	2,040	—	—	—	2,040
Vesting of restricted stock and exercise of stock options, net of shares withheld to satisfy minimum employee tax withholding	163	1	(3,869)	—	—	—	(3,868)
Changes in noncontrolling interests	—	—	(1,554)	—	442	(2,253)	(3,365)
Dividends to noncontrolling interests	—	—	(1,147)	—	—	(95)	(1,242)
Capital contributions from noncontrolling interest holders	—	—	—	—	—	1,382	1,382
Accretion of redeemable noncontrolling interests and equity	—	—	(13,041)	—	—	—	(13,041)
Reclassification of redeemable noncontrolling interests and equity	—	—	—	—	—	(4,613)	(4,613)
Net (loss) income	—	—	—	(316,248)	—	403	(315,845)
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	(382,673)	(3,637)	(386,310)
Unrealized gain on derivatives, net of tax of $0	—	—	—	—	5,629	—	5,629
Minimum pension liability adjustment, net of tax of $982	—	—	—	—	2,966	—	2,966

Balance at December 31, 2015	133,255	533	2,686,451	(1,409,548)	(952,677)	30,667	$355,426
Non-cash stock compensation	—	—	38,071	—	—	—	38,071
Exercise of stock options	12	—	253	—	—	—	253
Vesting of restricted stock and exercise of stock options, net of shares withheld to satisfy minimum employee tax withholding	109	1	(1,726)	—	—	—	(1,725)
Changes in noncontrolling interests	—	—	1,003	—	—	2,101	3,104
Dividends to noncontrolling interests	—	—	(1,164)	—	—	—	(1,164)
Capital contributions from noncontrolling interest holders	—	—	—	—	—	5,572	5,572
Accretion of redeemable noncontrolling interests and equity	—	—	263	—	—	—	263
Accretion of Series A Convertible Redeemable Preferred Stock	—	—	(1,719)	—	—	—	(1,719)
Reclassification of redeemable noncontrolling interests and equity	—	—	—	—	—	(613)	(613)
Net income (loss)	—	—	—	371,847	—	(5,661)	366,186
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	(115,801)	116	(115,685)
Unrealized gain on derivatives, net of tax of $0	—	—	—	—	8,032	—	8,032
Minimum pension liability adjustment, net of tax of $1,800	—	—	—	—	8,391	—	8,391

Balance at December 31, 2016	133,376	$534	$2,721,432	$(1,037,701)	$(1,052,055)	$32,182	$664,392

The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

IN THOUSANDS

For the years ended December 31,	2016	2015	2014
Cash flows from operating activities
Net income (loss)	$366,186	$(315,845)	$(162,453)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	264,879	282,946	288,331
Loss on impairment of assets	23,465	—	125,788
(Gain) loss on sale of subsidiaries and disposal of property and equipment	(408,672)	(5,141)	8,006
Loss (gain) on derivative instruments	4,717	1,988	(29,801)
Loss on debt extinguishment	17,363	331	22,984
Non-cash interest expense	46,195	55,786	52,908
Non-cash share-based compensation expense	38,809	39,021	49,190
Bad debt expense	108,019	107,162	110,302
Deferred income taxes	(30,150)	(15,563)	(163,257)
Unrealized foreign currency exchange (gain) loss	(67,946)	124,487	98,767
Non-cash loss (gain) from non-income tax contingencies	17,360	182	(3,355)
Non-cash expense (income) from profit-sharing legislation	462	937	(22,755)
Other, net	5,487	1,646	2,410
Changes in operating assets and liabilities:
Restricted cash	(7,686)	(932)	(12,778)
Receivables	(110,693)	(225,027)	(166,008)
Inventory, prepaid expenses and other assets	(17,594)	(15,533)	(28,517)
Accounts payable and accrued expenses	688	15,237	13,034
Income tax receivable/payable, net	(36,762)	13,673	63,564
Deferred revenue and other liabilities	(29,557)	105,131	22,796

Net cash provided by operating activities	184,570	170,486	269,156

Cash flows from investing activities
Purchase of property and equipment and land use rights	(240,258)	(344,056)	(416,746)
Expenditures for deferred costs	(16,436)	(22,802)	(19,672)
Receipts from sale of subsidiaries and property and equipment, net of cash sold	554,441	204,076	4,565
Settlement of derivatives related to sale of subsidiaries	(5,663)	—	—
Property insurance recoveries	3,623	2,198	—
Business acquisitions, net of cash acquired	—	(6,705)	(287,945)
Payment of contingent consideration for acquisitions	—	(1,275)	—
Proceeds from affiliates	—	5,047	—
Payments from related parties	1,590	3,849	2,745
Change in restricted cash and investments	(28,063)	(15,452)	224,424
Proceeds from sale or maturity of available-for-sale securities, net	—	1,478	3,448

Net cash provided by (used in) investing activities	269,234	(173,642)	(489,181)

Cash flows from financing activities
Proceeds from issuance of long-term debt	708,827	628,512	589,476
Payments on long-term debt	(1,421,379)	(528,025)	(358,086)
Payments of deferred purchase price for acquisitions	(22,236)	(25,582)	(41,052)
Payments to purchase noncontrolling interests	(25,665)	(5,351)	(9,567)
Payments of dividends	(1,505)	(20,472)	(6,526)
Proceeds from issuance of convertible redeemable preferred stock, net of issuance costs	329,142	—	—
Proceeds from exercise of stock options	253	2,040	964
Withholding of shares to satisfy minimum employee tax withholding for vested stock awards and exercised stock options	(1,725)	(3,868)	(2,240)
Payments of debt issuance costs and modification fees	(11,582)	(13,020)	(3,282)
Noncontrolling interest holder's loan to subsidiaries	802	2,772	4,754
Distributions to noncontrolling interest holders	(654)	(2,582)	(1,855)

Net cash (used in) provided by financing activities	(445,722)	34,424	172,586

Effects of exchange rate changes on cash	(1,790)	(34,179)	(50,877)
Net change in cash and cash equivalents	6,292	(2,911)	(98,316)
Cash and cash equivalents at beginning of period	458,673	461,584	559,900

Cash and cash equivalents at end of period	$464,965	$458,673	$461,584

The accompanying notes are an integral part of these consolidated financial statements.

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars and shares in thousands)

Note 1. Description of Business

        Laureate Education, Inc. and subsidiaries (hereinafter Laureate, we, us, our, or the Company) provide higher education programs and services to students through an international network of licensed universities and higher education institutions (institutions). We are a subsidiary of Wengen Alberta, Limited Partnership (Wengen), an Alberta limited partnership, which acquired Laureate on August 17, 2007 through a merger using leveraged buyout financing (the LBO). On October 1, 2015, we redomiciled in Delaware as a public benefit corporation as a demonstration of our long-term commitment to our mission to benefit our students and society.

        Laureate's programs are provided through institutions that are campus-based and internet-based, or through electronically distributed educational programs (online). Our educational offerings are delivered through four operating segments: Latin America (LatAm), Europe (Europe), Asia, Middle East & Africa (AMEA), and Global Products and Services (GPS). LatAm has locations in Brazil, Chile, Costa Rica, Honduras, Mexico, Panama and Peru and has contractual relationships with a licensed institution in Ecuador. Europe has locations in Cyprus, Germany, Italy, Morocco, Portugal, Spain and Turkey. The AMEA segment consists of campus-based institutions with operations in Australia, China, India, Malaysia, New Zealand, South Africa and Thailand. AMEA also manages nine licensed institutions in the Kingdom of Saudi Arabia and manages one additional institution in China through a joint venture arrangement. The GPS segment includes fully online degree programs in the United States offered through Walden University, LLC, which is a U.S.-based accredited institution, and through the University of Liverpool and the University of Roehampton in the United Kingdom. GPS also includes campus-based institutions located in the United States. As discussed further in Note 3, Dispositions and Asset Sales, during the second quarter of 2016 we sold certain operations in our GPS segment and during the third quarter of 2016 we sold our French operations in the Europe segment.

        These financial statements reflect a 4 to 1 reverse stock split for our common stock that became effective January 31, 2017, the date that our Amended and Restated Certificate of Incorporation was accepted for filing by Delaware's Secretary of State. On January 31, 2017, each share of the Company's common stock was automatically reclassified into Class B Common Stock, a newly established class of the Company's common stock, with any resulting fractional shares rounded down to the next whole share.

        On February 6, 2017 the Company completed an initial public offering (IPO) of its Class A common stock, a newly established class of the Company's common stock of which 700,000 shares were authorized. The Company sold 35,000 shares of its Class A common stock at an initial public offering price of $14.00 per share, resulting in net proceeds, after deducting underwriting discounts and commissions and estimated offering expenses payable by us, of approximately $456,500. We intend to use the net proceeds from this offering to repay, redeem or repurchase our outstanding Senior Notes due 2019, our term loans under our Senior Secured Credit Facilities and/or the seller notes used to partially finance the acquisition of the FMU group.

        On January 10, 2017, we announced that we plan to combine our Europe and AMEA operations, effective March 31, 2017, in order to reflect our belief that we will be able to operate the institutions in those segments more successfully and efficiently under common management. We expect this to result in a change in our operating segments that we anticipate reflecting in the financial statements for the first quarter of 2017, the period in which the change is expected to occur.

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 2. Significant Accounting Policies

        The preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States (GAAP) requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

Principles of Consolidation and Investments in Affiliates

General

        Our Consolidated Financial Statements include all accounts of Laureate, our majority-owned subsidiaries, and educational institutions that are part of our network and, although not owned by Laureate, are variable interest entities (VIEs) pursuant to ASC Topic 810-10, "Consolidation." As of December 31, 2016, the Laureate network includes 13 VIE institutions in eight countries. Laureate has determined it is the "primary beneficiary" of these VIEs, as such term is defined in ASC 810-10-20, and has consolidated the financial results of operations, assets and liabilities, and cash flows of these VIEs in the Company's Consolidated Financial Statements. Intercompany accounts and transactions have been eliminated in consolidation.

Noncontrolling Interests

        A noncontrolling interest is the portion of a subsidiary that is not attributable to us either directly or indirectly. A noncontrolling interest can also be referred to as a minority interest. We recognize noncontrolling interest holders' share of equity and net income or loss separately in Noncontrolling interests in the Consolidated Balance Sheets and Net loss (income) attributable to noncontrolling interests in the Consolidated Statements of Operations. For the VIEs in our network, we generally do not recognize a noncontrolling interest. A noncontrolling interest is only recognized when a VIE's economics are shared with a third party (e.g., when the transferor of the control of the VIE retained a portion of the economics associated with it).

The VIE Arrangements

        Laureate consolidates in its financial statements certain internationally based educational organizations that do not have shares or other equity ownership interests. Although these educational organizations may be considered not-for-profit entities in their home countries, and they are operated in compliance with their respective not-for-profit legal regimes, we believe they do not meet the definition of a not-for-profit entity under GAAP, and we treat them as "for-profit" entities for accounting purposes. These entities generally cannot declare dividends or distribute their net assets to the entities that control them. We believe that we fully comply with all local laws and regulations.

        Under ASC Topic 810-10, "Consolidation," we have determined that these institutions are VIEs and that Laureate is the primary beneficiary of these VIEs because we have, as further described below: (1) the power to direct the activities of the VIEs that most significantly affect their educational and economic performance, and (2) the right to receive economic benefits from contractual and other arrangements with the VIEs that could potentially be significant to the VIEs. We account for the acquisition of the right to control a VIE in accordance with ASC 805.

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 2. Significant Accounting Policies (Continued)

        As with all of our educational institutions, the VIE institutions' primary source of income is tuition fees paid by students, for which the students receive educational services and goods that are proportionate to the prices charged. Laureate maintains control of these VIEs through our rights to designate a majority of the governing entities' board members, through which we have the legal ability to direct the activities of the entities. Laureate maintains a variable interest in these VIEs through mutual contractual arrangements at market rates and terms that provide them with necessary products and services, and/or intellectual property, and has the ability to enter into additional such contractual arrangements at market rates and terms. We also have the ability to transfer our rights to govern these VIEs, or the entities that possess those rights, to other parties, which could yield a return if and when these rights are transferred.

        We generally do not have legal entitlement to distribute the net assets of the VIEs. Generally, in the event of liquidation or the sale of the net assets of the VIEs, the net proceeds can only be transferred either to another VIE institution with similar purposes or to the government. In the unlikely case of liquidation or a sale of the net assets of the VIE, we may be able to retain the residual value by naming another Laureate-controlled VIE resident in the same jurisdiction as the recipient, if one exists; however we generally cannot name a for-profit entity as the recipient. Moreover, because the institution generally would be required to provide for the continued education of its students, liquidation would not be a likely course of action and would be unlikely to result in significant residual assets available for distribution. However, we operate our VIEs as going concern enterprises, maintain control in perpetuity, and have the ability to provide additional contractual arrangements for educational and other services priced at up to market rates with Laureate-controlled service companies. Typically, we are not legally obligated to make additional investments in the VIE institutions.

        Laureate for-profit entities provide necessary products and services, and/or intellectual property, to all institutions in the Laureate International Universities network, including the VIE institutions, through contractual arrangements at market rates and terms, which are accretive to Laureate. We periodically modify the rates we charge under these arrangements to ensure that they are priced at or below fair market value and to add additional services. If it is determined that contractual arrangements with any institution are not on market terms, it could have an adverse regulatory impact on such institution. We believe these arrangements improve the quality of the academic curriculum and the students' educational experience. There are currently four types of contractual arrangements: (i) intellectual property (IP) royalty arrangements; (ii) network fee arrangements; (iii) management service arrangements; and (iv) lease arrangements.

  (i)
  Under the IP royalty arrangements, institutions in the Laureate International Universities network pay to Laureate royalty payments for the use of Laureate's tradename and best practice policies and procedures.

  (ii)
  Institutions in the Laureate International Universities network gain access to other network resources, including academic content, support with curriculum design, online programs, professional development, student exchange and access to dual degree programs, through network fee arrangements whereby the institutions pay stipulated fees to Laureate for such access.

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 2. Significant Accounting Policies (Continued)

  (iii)
  Institutions in the Laureate International Universities network contract with Laureate and pay fees under management services agreements for the provision of support and managerial services including access to management, legal, tax, finance, accounting, treasury and other services, which in some cases Laureate provides through shared service arrangements in certain jurisdictions.

  (iv)
  Laureate for-profit entities, including for-profit entities in which the VIEs are investors, own various campus real estate properties and have entered into long-term lease contracts with the respective institutions in the Laureate International Universities network, whereby they pay market-based rents for the use of the properties in the conduct of their educational operations.

        Revenues recognized by Laureate's for-profit entities from these contractual arrangements with our consolidated VIEs were approximately $113,276, $106,005 and $113,500 for the years ended December 31, 2016, 2015 and 2014, respectively. These revenues are eliminated in consolidation.

        Under our accounting policy, we allocate all of the income or losses of these VIEs to Laureate unless there is a noncontrolling interest where the economics of the VIE are shared with a third party. The income or losses of these VIEs allocated to Laureate represent the earnings after deducting charges related to contractual arrangements with our for-profit entities as described above. We believe that the income remaining at the VIEs after these charges accretes value to our rights to control these entities.

        Laureate's VIEs are generally exempt from income taxes. As a result, the VIEs generally do not record deferred tax assets or liabilities or recognize any income tax expense in the Consolidated Financial Statements. No deferred taxes are recognized by the for-profit service companies for the remaining income in these VIEs as the legal status of these entities generally prevents them from declaring dividends or making distributions to their sponsors. However, these for-profit service companies record income taxes related to revenues from their contractual arrangements with these VIEs.

Risks in relation to the VIEs

        We believe that all of the VIE institutions in the Laureate network are operated in full compliance with local law and that the contractual arrangements with the VIEs are legally enforceable; however, these VIEs are subject to regulation by various agencies based on the requirements of local jurisdictions. These agencies, as well as local legislative bodies, review and update laws and regulations as they deem necessary or appropriate. We cannot predict the form of any laws that may be enacted, or regulations that ultimately may be adopted in the future, or what effects they might have on our business, financial condition, results of operations and cash flows. If local laws or regulations were to change, if the VIEs were found to be in violation of existing local laws or regulations, or if the regulators were to question the financial sustainability of the VIEs and/or whether the contractual arrangements were at fair value, local government agencies could, among other actions:

  •
  revoke the business licenses and/or accreditations of the VIE institutions;

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 2. Significant Accounting Policies (Continued)

  •
  void or restrict related-party transactions, such as the contractual arrangements between Laureate and the VIE institutions;

  •
  impose fines that significantly impact business performance or other requirements with which the VIEs may not be able to comply;

  •
  require Laureate to change the VIEs' governance structures, such that Laureate would no longer maintain control of the activities of the VIEs; or

  •
  disallow a transfer of our rights to govern these VIEs, or the entities that possess those rights, to a third party for consideration.

        Laureate's ability to conduct our business would be negatively affected if local governments were to carry out any of the aforementioned or other similar actions. In any such case, Laureate may no longer be able to consolidate the VIEs.

        Selected Consolidated Statements of Operations information for these VIEs was as follows, net of the charges related to the above-described contractual arrangements:

For the years ended December 31,	2016	2015	2014
Selected Statements of Operations information:
Revenues, by segment:
LatAm	$437,950	$417,711	$458,080
Europe	126,674	128,605	130,353
AMEA	146,424	136,051	139,146

Revenues	711,048	682,367	727,579
Depreciation and amortization	51,708	53,019	54,821
Operating income (loss), by segment:
LatAm	(17,776)	(14,778)	(50,028)
Europe	13,295	13,591	(11,243)
AMEA	15,660	9,249	4,386

Operating income (loss)	11,179	8,062	(56,885)
Net income (loss)	35,075	11,760	(51,471)
Net income (loss) attributable to Laureate Education, Inc.	33,033	11,538	(50,941)

        Included in Net income (loss) for the VIEs in the table above is non-operating investment income that was recorded by three of the Chilean institutions relating to investments that these institutions have in a for-profit, education-related real estate subsidiary of Laureate in Chile. This non-operating investment income, which eliminated in consolidation, totaled $11,061, $10,297 and $11,981 for the years ended December 31, 2016, 2015 and 2014, respectively. Also, of Laureate's impairment charges of $125,788 for the year ended December 31, 2014, $47,965 related to VIEs within the LatAm segment. See Note 7, Goodwill and Other Intangible Assets, for further discussion of the impairment charges recorded.

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 2. Significant Accounting Policies (Continued)

        The following table reconciles the Net income (loss) attributable to Laureate Education, Inc. as presented in the table above, to the amounts in our Consolidated Statements of Operations:

For the years ended December 31,	2016	2015	2014
Net income (loss) attributable to Laureate Education, Inc.:
Variable interest entities	$33,033	$11,538	$(50,941)
Other operations	519,104	118,001	291,212
Corporate and eliminations	(180,290)	(445,787)	(398,562)

Net income (loss) attributable to Laureate Education, Inc.	$371,847	$(316,248)	$(158,291)

        The following table presents selected assets and liabilities of the consolidated VIEs. Except for Goodwill, the assets in the table below include the assets that can be used only to settle the obligations for the VIEs. The liabilities in the table are liabilities for which the creditors of the VIEs do not have recourse to the general credit of Laureate.

        Selected Consolidated Balance Sheet amounts for these VIEs were as follows:

	December 31, 2016		December 31, 2015
	VIE	Consolidated	VIE	Consolidated
Balance Sheets data:
Cash and cash equivalents	$169,074	$464,965	$120,944	$458,673
Other current assets	153,136	760,851	186,099	677,011

Total current assets	322,210	1,225,816	307,043	1,135,684
Goodwill	181,669	1,934,464	196,869	2,115,897
Tradenames	104,117	1,307,633	104,952	1,361,125
Other intangible assets, net	—	46,700	25	52,197
Other long-term assets	701,117	2,588,352	738,019	2,774,213

Total assets	1,309,113	7,102,965	1,346,908	7,439,116
Total current liabilities	320,922	1,445,994	305,067	1,548,183
Long-term debt and other long-term liabilities	103,375	4,635,746	150,306	5,483,761

Total liabilities	424,297	6,081,740	455,373	7,031,944
Total stockholders' equity	884,816	664,392	891,535	355,426
Total stockholders' equity attributable to Laureate Education, Inc.	866,997	632,210	874,610	324,759

        The VIEs' Cash and cash equivalents balances are generally required to be used only for the benefit of the operations of these VIEs. These balances are included in Cash and cash equivalents in our Consolidated Balance Sheets. As discussed further in Note 3, Dispositions and Asset Sales, we completed the sale of our French operations in July 2016. Those operations included two institutions that were VIE's.

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 2. Significant Accounting Policies (Continued)

Affiliates

        When Laureate exercises significant influence over an affiliated entity, but does not control the entity, we account for our investments using the equity method of accounting. Significant influence occurs generally through ownership, directly or indirectly, of at least 20% and up to 50% of the voting interests. Under the equity method of accounting, Laureate records the proportionate share of these investments in Other assets in the Consolidated Balance Sheets. Our proportionate share of income or loss related to these investments is recorded in Equity in net income of affiliates, net of tax, in the Consolidated Statements of Operations.

        Equity investments in which we do not exercise significant influence, generally through ownership of less than 20% of the voting rights, are accounted for using the cost method of accounting. Under the cost method of accounting, the investment is carried at cost on the Consolidated Balance Sheets in Other assets and income is recognized when dividends are received.

        Impairments are recognized for an equity or cost method investment when and if the investment suffers an other-than-temporary decline in value. At that time, the investment is adjusted to its new fair value and the difference is recognized as a loss in our Consolidated Statements of Operations. For equity method investments, this impairment loss is included in Equity in net income of affiliates, net of tax.

Business Combinations

        Effective January 1, 2009, Laureate adopted the accounting guidance for business combinations as prescribed by ASC 805, "Business Combinations." When we complete a business combination, all tangible and identifiable intangible assets acquired and all liabilities assumed are recorded at fair value. Any excess purchase price is recorded as goodwill. Transaction costs associated with business combinations are expensed as incurred. If Laureate acquires less than 100% of an entity (a partial acquisition) and consolidates the entity upon acquisition, all assets and liabilities, including noncontrolling interests, are recorded at their estimated fair value. When a partial acquisition results in Laureate obtaining control of an entity, Laureate remeasures any previously existing investment in the entity at fair value and records a gain or loss. Partial acquisitions in which Laureate's control does not change are accounted for as equity transactions. Revenues and the results of operations of the acquired business are included in the accompanying Consolidated Financial Statements commencing on the date of acquisition.

        Laureate accounts for acquired businesses using the acquisition method of accounting. Certain acquisitions require the payment of contingent amounts of purchase consideration if specified operating results are achieved in periods subsequent to the acquisition date. For acquisitions consummated on or after January 1, 2009, we record such contingent consideration at fair value on the acquisition date, with subsequent adjustments recognized in Direct costs in our Consolidated Statements of Operations. We classify the subsequent cash payments of contingencies that are recorded at the acquisition date within financing activities in the Consolidated Statements of Cash Flows. Contingent consideration arrangements related to acquisitions consummated prior to January 1, 2009 result in additional goodwill being recorded upon settlement of the underlying contingencies, with the settlement of these

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 2. Significant Accounting Policies (Continued)

contingencies by transfer of cash classified within investing activities in the Consolidated Statements of Cash Flows.

        Laureate generally obtains indemnification from the sellers of the higher education institutions upon acquisition for various contingent liabilities that may arise and are related to pre-acquisition events in order to protect itself from economic losses arising from such exposures. Prior to January 1, 2009, we did not record indemnification assets related to any liabilities recorded as part of the purchase price allocation. Instead, an indemnification asset was recorded when the seller was obligated to make a payment under the indemnification and the amount was determined to be reasonably assured of collection. In cases in which the contingent liability was extinguished for an amount less than originally established or the related statute of limitations lapses such that the contingent amount was no longer required to be paid, the remaining liability was reversed, and any difference between the liability's carrying value and settlement amount was recognized in our Consolidated Statements of Operations.

        For acquisitions consummated on or after January 1, 2009, we recognize an indemnification asset at the same time and on the same basis as the related indemnified item, subject to any contractual limitations and to the extent that collection is reasonably assured, in accordance with ASC 805. In subsequent periods, changes in the indemnified item are offset by changes in the indemnification asset. We assess the realizability of the indemnification assets each reporting period. However, changes in uncertain income tax positions are recorded as a component of Income tax (expense) benefit, while related changes to the indemnification asset are included in Operating income in the Consolidated Statements of Operations.

Redeemable Noncontrolling Interests and Equity

        In certain cases, Laureate initially purchases a majority ownership interest in a company and uses various put and call arrangements with the noncontrolling interest holders that require or enable us to purchase all or a portion of the remaining minority ownership at a later date. The nature of these Minority Put Arrangements and our accounting for the redeemable noncontrolling interests are discussed below.

Minority Put Arrangements

        Minority Put Arrangements give noncontrolling interest holders the right to require Laureate to purchase their shares (i.e., Put option). The Put option price is generally established by multiplying an agreed-upon earnings measurement of the acquired company by a negotiated factor within a specified time frame. The future earnings measurement is based on an agreed-upon set of rules that are not necessarily consistent with GAAP, which we refer to as "non-GAAP earnings."

        Laureate accounts for all of these Minority Put Arrangements as temporary equity in an account presented between liabilities and equity called Redeemable noncontrolling interests and equity on the Consolidated Balance Sheets. This classification is appropriate because the instruments are contingently redeemable based on events outside Laureate's control. This accounting treatment is in accordance with ASC 480-10-S99, "Distinguishing Liabilities from Equity."

        Redeemable noncontrolling interests are accreted to their redemption value (Put value) over the period from the date of issuance to the first date on which the Put option is exercisable. The change in

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 2. Significant Accounting Policies (Continued)

Put value is recorded against Additional paid-in capital since Laureate has an Accumulated deficit. If Laureate had retained earnings, then the change in Put value would be recorded against retained earnings. In a computation of earnings per share, the accretion of redeemable noncontrolling interests to their redemption value would be a reduction of earnings available to common stockholders.

Foreign Currency Translation and Transaction Gains and Losses

        The United States Dollar (USD) is the functional currency of Laureate and our subsidiaries operating in the United States. Our subsidiaries' financial statements are maintained in their functional currencies. The functional currency of each of our foreign subsidiaries is the currency of the economic environment in which the subsidiary primarily does business. Our foreign subsidiaries' financial statements are translated into USD using the exchange rates applicable to the dates of the financial statements. Assets and liabilities are translated into USD using the period-end spot foreign exchange rates. Income and expenses are translated at the weighted-average exchange rates in effect during the period. Equity accounts are translated at historical exchange rates. The effects of these translation adjustments are reported as a component of Accumulated other comprehensive income (loss) included in the Consolidated Statements of Stockholders' Equity.

        Laureate has certain intercompany loans that are deemed to have the characteristics of a long-term investment. That is, the settlement of the intercompany loan is not planned or anticipated in the foreseeable future. Transaction gains and losses related to these types of loans are recorded as a component of Accumulated other comprehensive income (loss) included in the Consolidated Statements of Stockholders' Equity. Transaction gains and losses related to all other intercompany loans are included in Foreign currency exchange gain (loss), net in the Consolidated Statements of Operations.

        For any transaction that is in a currency different from the entity's functional currency, Laureate records a gain or loss based on the difference between the exchange rate at the transaction date and the exchange rate at the transaction settlement date (or rate at period end, if unsettled) as Foreign currency exchange gain (loss), net in the Consolidated Statements of Operations.

Cash and Cash Equivalents

        Laureate considers all highly liquid investments that are purchased with an original maturity of three months or less to be cash equivalents.

        The Department of Education of the Hunan Province in China considers it prudent for universities in Hunan to demonstrate that they have adequate cash to meet operational needs for the remainder of the academic year. Although there is no formal rule or law, it is customary to retain on the university's year-end balance sheet approximately 25% of the cash received from the September enrollment cycle. It is the Company's position that this is not a restricted cash requirement and therefore this cash has been classified as Cash and cash equivalents on the Company's Consolidated Balance Sheets.

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 2. Significant Accounting Policies (Continued)

Restricted Cash and Investments

        Laureate's United States institutions participate in the United States Department of Education (DOE) Title IV student financing assistance lending programs (Title IV programs). Restricted cash and investments includes cash equivalents and short-term investments held to collateralize standby letters of credit in favor of the DOE. Letters of credit are required by the DOE in order to allow our United States institutions to participate in the Title IV program. In addition, Laureate may at times have restricted cash in escrow pending potential acquisition transactions, hold a United States deposit for a letter of credit in lieu of a surety bond, or otherwise have cash that is not immediately available for use in current operations.

Financial Instruments

        Laureate's financial instruments consist of cash and cash equivalents, restricted cash and investments, accounts and notes receivable, other receivables, accounts payable, amounts due to shareholders of acquired companies, derivative instruments, debt, capital lease obligations, and redeemable noncontrolling interests and equity. The fair value of these financial instruments approximates their carrying amounts reported in the Consolidated Balance Sheets with the exception of debt, as discussed in Note 9, Debt. Additional information about fair value is provided in Note 20, Fair Value Measurement.

        Our cash accounts are maintained with high-quality financial institutions with no significant concentration in any one institution. Our accounts receivable are not concentrated with any one significant customer. Our United States institutions participate in the DOE Title IV program and certain Chilean institutions in the Laureate network participate in a government-sponsored student financing program known as the Crédito con Aval del Estado, the CAE Program. During the course of the year, Laureate could have material receivables related to Title IV and the CAE Program.

Accounts and Notes Receivable

        We recognize student receivables when an academic session begins, although students generally enroll in courses prior to the start of the academic session. Receivables are recognized only to the extent that amounts are due and collection is reasonably assured.

        Laureate offers long-term financing through note receivable agreements with students at certain of our institutions. These notes receivable generally are not collateralized. Non-interest bearing, long-term student receivables are recorded at present value using a discount rate approximating the unsecured borrowing rate for an individual. Differences between the present value and the principal amount of long-term student receivables are accreted through Interest income over their terms. In the past, certain of our institutions have sold certain long-term student receivables to local financial institutions. These transactions were deemed sales of receivables and the receivables were derecognized from our Consolidated Balance Sheets.

        Certain Chilean institutions in the Laureate network also participate in the CAE Program. In this program, these institutions provide guarantees to third-party financing institutions for tuition loans made to qualifying students. Refer to Note 11, Commitments and Contingencies, for further discussion of this program.

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 2. Significant Accounting Policies (Continued)

Allowance for Doubtful Accounts

        Receivables are deemed to be uncollectible when they have been outstanding for two years, or earlier when collection efforts have ceased, at which time they are written off. Prior to that, Laureate records an allowance for doubtful accounts to reduce our receivables to their net realizable value. Our allowance estimation methodology is based on the age of the receivables, the status of past-due amounts, historical collection trends, current economic conditions and student enrollment status. In the event that current collection trends differ from historical trends, an adjustment is made to the allowance account and bad debt expense.

Property and Equipment, and Leased Assets

        Property and equipment includes land, buildings, furniture, equipment, software, library books, leasehold improvements, and construction in-progress. We record property and equipment at cost less accumulated depreciation and amortization. Software that is developed for internal use is classified within the line item titled Furniture, equipment and software in our Consolidated Balance Sheets. Repairs and maintenance costs are expensed as incurred. Assets under construction are recorded in Construction in-progress until they are available for use. Interest is capitalized as a component of the cost of projects during the construction period.

        We conduct a significant portion of our operations at leased facilities. Laureate analyzes each lease agreement to determine whether it should be classified as a capital or an operating lease. We recognize operating lease rent expense on a straight-line basis over the expected term of each lease. In some instances, we enter into arrangements in which the landlord will construct real estate assets to be used for our business operations. In some cases, we are responsible for construction cost overruns or nonstandard tenant improvements. Laureate reviews these leases to determine whether we bear substantially all of the construction period risks and, therefore, should be considered for accounting purposes to be the "owner" of the real estate project. If we are deemed to be the owner we are required to capitalize the construction costs on our Consolidated Balance Sheet. Upon completion of the project, we perform a sale-leaseback analysis pursuant to guidance on accounting for leases to determine if we can remove the assets from our Consolidated Balance Sheet. For some of these leases, we are considered to have "continuing involvement," which precludes us from derecognizing the assets from our Consolidated Balance Sheet when construction is complete (a failed sale-leaseback). In conjunction with these leases, we capitalize the construction costs on our Consolidated Balance Sheet and also record financing obligations representing payments owed to the landlord. We do not report rent expense for the properties which are owned for accounting purposes. For capital leases, we initially record the assets at the lower of fair value or the present value of the future minimum lease payments, excluding executory costs. If the lease agreement includes a legal obligation that requires the leased premises to be returned in a predetermined condition, we recognize an asset retirement obligation and a corresponding depreciating asset, when such an asset exists.

        Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements, including structural improvements, are amortized using the straight-line method over the lesser of the estimated useful life of the asset or the lease term, including reasonably-assured renewals or purchase options that are considered likely to be exercised. Laureate includes the

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 2. Significant Accounting Policies (Continued)

amortization of assets recorded under capital leases within depreciation expense. Assets under capital leases are typically amortized over the related lease term using the straight-line method.

        Depreciation and amortization periods are as follows:

Buildings	3 - 50 years
Furniture, equipment and software	2 - 15 years
Leasehold improvements	2 - 25 years

Land Use Rights

        Certain of our institutions in China, Malaysia, Mexico and Turkey have obtained land use rights for certain time periods from government authorities. Land use rights allow us to use the land to build our campus facilities. Upon expiry of a land use right, it will either be renewed or the land will be returned to the government authority. Land use rights are stated at cost less accumulated amortization and any recognized impairment loss. Amortization is provided on a straight-line basis over the respective term of the land use right agreement, and is recorded as rent expense within Direct costs in our Consolidated Statements of Operations.

Direct and Deferred Costs

        Direct costs reported on the Consolidated Statements of Operations represent the cost of operations, including selling and administrative expenses, which are directly attributable to specific business units.

        Deferred costs on the Consolidated Balance Sheets consist primarily of direct costs associated with online course development and accreditation. Deferred costs associated with the development of online educational programs are capitalized after technological feasibility has been established. Deferred online course development costs are amortized to Direct costs on a straight-line basis over the estimated period that the associated products are expected to generate revenues. Deferred online course development costs are evaluated on a quarterly basis through review of the corresponding course catalog. If a course is no longer listed or offered in the current course catalog, then the costs associated with its development are written off. As of December 31, 2016 and 2015, the unamortized balances of online course development costs were $54,713 and $54,461, respectively. Laureate defers direct and incremental third-party costs incurred for obtaining initial accreditation and for the renewal of accreditations. These accreditation costs are amortized to Direct costs over the life of the accreditation on a straight-line basis. As of December 31, 2016 and 2015, the unamortized balances of accreditation costs were $3,035 and $3,708, respectively.

        At December 31, 2016 and 2015, Laureate's total Deferred costs were $160,554 and $156,033, respectively, with accumulated amortization of $(102,806) and $(97,864), respectively.

Debt Issuance Costs

        On January 1, 2016, Laureate adopted ASU 2015-03, which simplified the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability. This makes the presentation of debt issuance costs consistent with the presentation of

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 2. Significant Accounting Policies (Continued)

debt discounts or premiums. The recognition and measurement guidance for debt issuance costs is not affected, therefore these costs will continue to be amortized as interest expense. At adoption, the new guidance was applied retrospectively to all prior periods presented. The impact to our December 31, 2015 Consolidated Balance Sheet was a reduction to Deferred costs, net and Long-term debt of $69,294.

        Debt issuance costs were paid as a result of certain debt transactions and are presented as a deduction from debt. These debt issuance costs are amortized over the term of the associated debt instruments. The amortization expense is recognized as a component of Interest expense in the Consolidated Statements of Operations. As of December 31, 2016 and 2015, the unamortized balances of deferred financing costs were $44,648 and $69,294, respectively.

Goodwill, Other Intangible Assets and Long-lived Assets

Goodwill

        Goodwill primarily represents the amounts paid by Wengen in excess of the fair value of the net assets acquired in the merger transaction (see Note 7, Goodwill and Other Intangible Assets), plus the excess purchase price over fair value of net assets for businesses acquired after the merger transaction.

        Goodwill is evaluated annually as of October 1st each year for impairment at the reporting unit level, in accordance with ASC 350, "Intangibles—Goodwill and Other." We also evaluate goodwill for impairment on an interim basis if events or changes in circumstances between annual tests indicate that the asset may be impaired. Goodwill is impaired when the carrying amount of a reporting unit's goodwill exceeds its implied fair value. A reporting unit is defined as a component of an operating segment for which discrete financial information is available and regularly reviewed by management of the segment. We have not made material changes to the methodology used to assess impairment loss during the past three fiscal years.

        We have the option of first performing a qualitative assessment (i.e., step zero) before calculating the fair value of the reporting unit (i.e., step one of the two-step fair value-based impairment test). If we determine on the basis of qualitative factors that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test is required.

        If we do not perform the qualitative assessment for a reporting unit or determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative two-step fair value-based test is performed. In the first step, we estimate the fair value of each reporting unit, utilizing a weighted combination of a discounted cash flow analysis and a market multiples analysis. If the recorded net assets of the reporting unit are less than the reporting unit's estimated fair value, then there is no goodwill deemed to be impaired. If the recorded net assets of the reporting unit exceed its estimated fair value, then goodwill is potentially impaired and Laureate calculates the implied fair value of goodwill, by deducting the estimated fair value of all tangible and identifiable intangible net assets of the reporting unit from the estimated fair value of the reporting unit. If the recorded amount of goodwill exceeds this implied fair value, the difference is recognized as a Loss on impairment of assets in the Consolidated Statements of Operations.

        Our valuation approach utilizes a weighted combination of a discounted cash flow analysis and a market multiples analysis, where available. The discounted cash flow analysis relies on historical data

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 2. Significant Accounting Policies (Continued)

and internal estimates, which are developed as a part of our long-range plan process, and includes an estimate of terminal value based on these expected cash flows using the generally accepted Gordon Dividend Growth formula, which derives a valuation using an assumed perpetual annuity based on the reporting unit's residual cash flows. The discount rate is based on the generally accepted Weighted Average Cost of Capital methodology, and is derived using a cost of equity based on the generally accepted Capital Asset Pricing Model and a cost of debt based on the typical rate paid by market participants. The market multiples analysis utilizes multiples of business enterprise value to revenues, operating income and earnings before interest, taxes, depreciation and amortization of comparable publicly traded companies and multiples based on fair value transactions where public information is available. Significant assumptions used in estimating the fair value include: (1) discount and growth rates, and (2) our long-range plan which includes enrollment, pricing, planned capital expenditures and operating margins. Management reviews the sum of the estimated fair value of all Laureate's reporting units to Laureate's enterprise value to corroborate the results of its weighted combination approach to determining fair value.

Other Intangible Assets

        Other intangible assets on the Consolidated Balance Sheets include acquired indefinite-lived Tradenames, which are valued using the relief-from-royalty method. This method estimates the amount of royalty expense that we would expect to incur if the assets were licensed from a third party. We use publicly available information and proprietary third-party arm's length agreements that Laureate has entered into with various licensors in determining certain assumptions to assist us in estimating fair value using market participant assumptions. Any costs incurred to internally develop new tradenames are expensed as incurred. Accreditations are not considered a separate unit of account and their values are embedded in the cash flows generated by the institution, which are used to value its tradename. The Company does not believe accreditations have significant value on their own due to the fact that they are neither exclusive nor scarce, and the direct costs associated with obtaining accreditations are not material.

        Indefinite-lived intangibles are evaluated annually as of October 1st of each year for impairment as well as on an interim basis if events or changes in circumstances between annual tests indicate that the asset may be impaired. The impairment test for indefinite-lived intangible assets generally requires a new determination of the fair value of the intangible asset using the relief-from-royalty method. If the fair value of the intangible asset is less than its carrying value, the intangible asset is adjusted to its new estimated fair value, and an impairment loss is recognized.

        Other intangible assets on the Consolidated Balance Sheets also include intangible assets with finite useful lives such as acquired student rosters and non-compete agreements. We use the income approach to establish the asset values of these intangible assets. The cost of finite-lived intangible assets is amortized on a straight-line basis over the intangible assets' estimated useful lives.

Long-lived Assets

        Long-lived assets, including finite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include, but are not limited to,

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 2. Significant Accounting Policies (Continued)

a significant deterioration of operating results, a change in regulatory environment, changes in business plans, or adverse changes in anticipated future cash flows. If an impairment indicator is present, we evaluate recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to result from the use and eventual disposition of the assets. If the assets are determined to be impaired, the impairment recognized is the excess of the carrying amount over the fair value of the assets. Fair value is generally determined by the discounted cash flow method. The discount rate used in any estimate of discounted cash flows is the rate commensurate with a similar investment of similar risk.

Derivative Instruments

        In the normal course of business, our operations have significant exposure to fluctuations in foreign currency values and interest rate changes. Accordingly, Laureate mitigates a portion of these risks through a risk-management program that includes the use of derivative financial instruments (derivatives). Laureate selectively enters into foreign exchange forward contracts to reduce the earnings impact related to receivables and payables that are denominated in foreign currencies. In addition, Laureate uses interest rate swaps to mitigate certain risks associated with floating-rate debt arrangements. We do not engage in speculative or leveraged transactions, nor do we hold or issue derivatives for trading purposes. Laureate reports all derivatives on our Consolidated Balance Sheets at fair value. Realized and unrealized gains and/or losses resulting from derivatives are recognized in our Consolidated Statements of Operations, unless designated and effective as a hedge.

        For derivatives that are both designated and effective as cash flow hedges, gains or losses associated with the change in fair value of the derivatives are recognized on our Consolidated Balance Sheets as a component of Accumulated other comprehensive income (loss) and amortized over the term of the related hedged items.

Revenue Recognition

        Laureate's revenues primarily consist of tuition and educational service revenues. We also generate revenues from student fees, dormitory/residency fees, and education-related activities. Revenues are reported net of scholarships and other discounts, refunds, waivers and the fair value of any guarantees made by Laureate related to student financing programs. Laureate's institutions have various billing and academic cycles. Collectibility is determined on a student-by-student basis at the time of enrollment. Generally, students cannot re-enroll for the next academic session without satisfactory resolution of any past-due amounts. Tuition revenues are recognized ratably on a weekly straight-line basis over each academic session. Deferred revenue and student deposits on our Consolidated Balance Sheets consist of tuition paid prior to the start of academic sessions and unearned tuition amounts recorded as accounts receivable after an academic session begins. If a student withdraws from an institution, Laureate's obligation to issue a refund depends on the refund policy at that institution and the timing of the student's withdrawal. Generally, our refund obligations are reduced over the course of the academic term. We record refunds as a reduction of Deferred revenue and student deposits, as applicable. Once a student withdraws, the Company recognizes revenue on a cash basis as collectability is not reasonably assured. Dormitory revenues are recognized over the occupancy period. Revenues from the sale of educational products are generally recognized upon delivery and when collectibility is reasonably assured. Student fees and other revenues, which include revenues from contractual

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 2. Significant Accounting Policies (Continued)

arrangements with unconsolidated institutions, are recognized as earned over the appropriate service period.

        The following table shows the components of Revenues as a percentage of total net revenue for the periods presented:

For the years ended December 31,	2016		2015		2014
Tuition and educational services	$4,640,159	109%	$4,562,704	106%	$4,651,178	105%
Student fees	126,510	3%	129,521	3%	129,267	3%
Dormitory / residency	65,644	2%	75,759	2%	76,664	2%
Other	201,886	5%	225,785	5%	254,189	6%

Gross revenue	5,034,199	119%	4,993,769	116%	5,111,298	116%
Less: Discounts / waivers / scholarships	(790,007)	(19)%	(702,110)	(16)%	(696,616)	(16)%

Total	$4,244,192	100%	$4,291,659	100%	$4,414,682	100%

Advertising

        Laureate expenses advertising costs as incurred. Advertising expenses were $274,870, $278,296 and $290,830 for the years ended December 31, 2016, 2015 and 2014, respectively, and are recorded in Direct costs in our Consolidated Statements of Operations.

Share-based Compensation

        Share-based compensation expense is based on the grant-date fair value estimated in accordance with the provisions of ASC 718, "Compensation—Stock Compensation." Laureate recognizes share-based compensation expense, less estimated forfeitures, on a straight-line basis over the requisite service period for time based awards and graded vesting basis for performance based awards. Laureate estimates forfeitures based on historical activity, expected employee turnover, and other qualitative factors which are adjusted for changes in estimates and award vesting. All expenses for an award will be recognized by the time it becomes fully vested.

        We use the Black-Scholes-Merton option pricing model to calculate the fair value of stock options. This option valuation model requires the use of subjective assumptions, including the estimated fair value of the underlying common stock, the expected stock price volatility, and the expected term of the option. The estimated fair value of the underlying common stock is based on third-party valuations. Our volatility estimates are based on a peer group of companies. We estimate the expected term of awards to be the weighted average mid-point between the vesting date and the end of the contractual term. We use this method to estimate the expected term since we do not have sufficient historical exercise data.

        Laureate has granted restricted stock, restricted stock units, stock options, and performance awards for which the vesting is based on annual performance metrics of the Company. For interim periods, we use our year-to-date actual results, financial forecasts, and other available information to estimate the probability of the award vesting based on the performance metrics.

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 2. Significant Accounting Policies (Continued)

Income Taxes

        Laureate records the amount of taxes payable or refundable for the current year. Deferred income tax assets and liabilities are recorded with respect to temporary differences in the accounting treatment of items for GAAP financial reporting purposes and for income tax purposes. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period in which the new rate is enacted. Where, based on the weight of all available evidence, it is more likely than not that some portion of recorded deferred tax assets will not be realized, a valuation allowance is established for the amount that, in management's judgment, is sufficient to reduce the deferred tax asset to an amount that is more likely than not to be realized.

        A tax position must meet a minimum probability threshold before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position and having full knowledge of all relevant information.

        We earn a significant portion of our income from subsidiaries located in countries outside the United States. Deferred tax liabilities have not been recognized for undistributed foreign earnings because management believes that the earnings will be indefinitely reinvested outside the United States under the Company's planned tax neutral methods. Our assertion that earnings from our foreign operations will be indefinitely reinvested is supported by projected working capital and long-term capital plans in each foreign subsidiary location in which the earnings are generated. Additionally, we believe that we have the ability to indefinitely reinvest foreign earnings based on our domestic operation's cash repatriation strategies, projected cash flows, projected working capital and liquidity, and the expected availability of capital within the debt or equity markets. If our expectations change based on future developments such that some or all of the undistributed earnings of our foreign subsidiaries may be remitted to the United States in the foreseeable future, we will be required to recognize deferred tax expense and liabilities on those amounts.

        For additional information regarding income taxes and deferred tax assets and liabilities, see Note 15, Income Taxes.

Contingencies

        Laureate accrues for contingent obligations when it is probable that a liability is incurred and the amount or range of amounts is reasonably estimable. As new facts become known to management, the assumptions related to a contingency are reviewed and adjustments are made, as necessary. Any legal costs incurred related to contingencies are expensed as incurred.

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 2. Significant Accounting Policies (Continued)

Recently Issued Accounting Standards

Accounting Standards Update (ASU) No. 2017-04 (ASU 2017-04), Intangibles—Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment

        In January 2017, the Financial Accounting Standards Board (FASB) issued ASU 2017-04 in order to simplify the test for goodwill impairment by eliminating Step 2, which measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. Under the amendments in this Update, an entity should perform its annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. However, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This Update is effective for Laureate beginning on January 1, 2020 and early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the impact of ASU 2017-04 on our Consolidated Financial Statements.

ASU No. 2017-01 (ASU 2017-01), Business Combinations (Topic 805), Clarifying the Definition of a Business

        In January 2017, the FASB issued ASU 2017-01 in response to shareholders' concerns that Topic 805 applied the definition of a business too broadly, which resulted in business acquisitions being recorded in situations that were more akin to asset acquisitions. This Update clarifies the definition of a business with the objective of adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this Update provide a screen to determine whether an integrated set of assets and activities ("set") is a business. Under current GAAP, there are three elements to a business—inputs, processes and outputs, though outputs do not have to be present and all the inputs and processes that a seller uses in operating a set are not required if market participants can acquire the set and continue to produce outputs by integrating the acquired set with their own inputs and processes. This Update is effective for Laureate beginning on January 1, 2018 and should be applied prospectively on or after the effective date. We are currently evaluating the impact of ASU 2017-01 on our Consolidated Financial Statements.

ASU No. 2016-18 (ASU 2016-18), Statement of Cash Flows (Topic 230): Restricted Cash

        In November 2016, the FASB issued ASU 2016-18 in order to address diversity around the classification and presentation of changes in restricted cash on the statement of cash flows. The amendments in this Update require that a statement of cash flows explains the change during the period of total cash, cash equivalents and amounts described as restricted cash or restricted cash equivalents. Therefore, restricted cash should be included when reconciling beginning and ending cash on the statement of cash flows and changes to restricted cash would not be considered in calculating cash flows from operating and investing activities. This ASU is effective for Laureate beginning on January 1, 2018 and should be applied retrospectively. Early adoption is permitted and if this ASU is adopted during an interim period, any adjustments should be reflected as of the beginning of the fiscal

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 2. Significant Accounting Policies (Continued)

year that includes the interim period. We are currently evaluating the impact of ASU 2016-18 on our Consolidated Financial Statements.

ASU No. 2016-16 (ASU 2016-16), Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory

        In October 2016, the FASB issued ASU 2016-16 in order to improve the accounting for income tax consequences for intra-entity transfers of assets other than inventory. Under current GAAP, the recognition of current and deferred income taxes for an intra-entity transfer is prohibited until the asset has been sold to a third party. The amendments in this ASU state that an entity should recognize income tax consequences of an intra-entity transfer when the transfer occurs. This aligns the recognition of income tax consequences for intra-entity transfers of assets with International Financing Reporting Standards (IFRS). This ASU is effective for Laureate beginning on January 1, 2018 and early adoption is permitted. The amendments in this ASU should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We are currently evaluating the impact of ASU 2016-16 on our Consolidated Financial Statements.

ASU No. 2016-15 (ASU 2016-15), Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments

        In August 2016, the FASB issued ASU 2016-15 in order to reduce diversity around how certain cash receipts and cash payments are presented and classified on the Statement of Cash Flows. This ASU provides guidance on the following areas, for which current GAAP is either unclear or does not include specific guidance:

  1.
  Debt prepayment or debt extinguishment costs;

  2.
  Settlement of zero-coupon debt instruments or other debt instruments with coupon rates that are insignificant in relation to the effective interest rate of the borrowing;

  3.
  Contingent consideration payments made after a business combination;

  4.
  Proceeds from the settlement of insurance claims;

  5.
  Proceeds from the settlement of corporate-owned life insurance policies;

  6.
  Distributions received from equity method investees;

  7.
  Beneficial interests in securitization transactions; and

  8.
  Separately identifiable cash flows and application of the predominance principle.

        This ASU is effective for Laureate beginning on January 1, 2018 and early adoption is permitted; however, if early adoption is elected, all of the amendments to the areas above must be adopted at the same time. The amendments in this ASU should be applied retrospectively. We are currently evaluating the impact of ASU 2016-15 on our Consolidated Financial Statements.

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 2. Significant Accounting Policies (Continued)

ASU No. 2016-09 (ASU 2016-09), Compensation—Stock compensation (Topic 718): Improvements to Employee Share-based Payment Accounting

        On March 30, 2016, the FASB issued ASU 2016-09 as part of its initiative to reduce complexity in accounting standards. The areas for simplification in this ASU involve several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective for Laureate beginning January 1, 2017. Early adoption is permitted in any annual or interim period for which financial statements have not been issued or made available for issuance, but all of the guidance must be adopted in the same period. If an entity early adopts the guidance in an interim period, any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. We do not expect ASU 2016-09 to have a material impact on our Consolidated Financial Statements.

ASU No. 2016-08 (ASU 2016-08), Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)

        In March 2016, the FASB issued ASU 2016-08 in response to an issue regarding the determination of whether the entity acts as the principal or an agent in certain transactions where another party, along with the entity, is involved in providing a good or service to a customer. The amendments in this update do not change the core principle of the existing implementation guidance in Topic 606 on principal versus agent considerations, but do clarify how an entity should determine whether it is a principal or an agent by providing indicators that assist in the assessment of control. Such indicators may be more or less relevant to the control assessment and one or more indicators may be more or less persuasive to the control assessment, depending on the facts and circumstances.

        The amendments in this update affect the guidance in ASU 2014-09, Contracts with Customers (Topic 606), which is not yet effective, and therefore follows the same effective date and transition requirements. ASU 2014-09 is effective for Laureate on January 1, 2018 and allows either a full retrospective adoption to all periods presented or a modified retrospective adoption approach with the cumulative effect of initial application of the revised guidance recognized at the date of the initial application. With its evaluation of the impact of ASU 2014-09, the Company will also consider the impact related to ASU 2016-08.

ASU No. 2016-02 (ASU 2016-02), Leases (Topic 842)

        On February 25, 2016, the FASB issued ASU 2016-02. Lessees will need to recognize on their balance sheet a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases). Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. The standard is effective for Laureate beginning January 1, 2019. The new standard must be adopted using a modified retrospective transition, and

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 2. Significant Accounting Policies (Continued)

provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. We are in the process of completing our diagnostic assessment and anticipate that ASU 2016-02 will have a material impact on our Consolidated Balance Sheets, as we will record significant asset and liability balances in connection with our leased properties. We are still evaluating the impact to our Consolidated Statements of Operations.

ASU No. 2016-01 (ASU 2016-01), Financial Instruments—Overall (Subtopic 815-10)

        In January 2016, the FASB issued ASU 2016-01 in order to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The amendments in this ASU require all equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value, with changes in fair value recognized through net income. In addition, the amendments in this ASU require that entities that have elected to measure financial instruments at fair value must disclose, as a separate item in comprehensive income, the portion of the total change in fair value of a liability resulting from a change in instrument-specific credit risk.

        This ASU is effective for Laureate beginning January 1, 2018 and amendments should be applied as a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values should be applied prospectively to equity investments that exist as of the date of adoption of the ASU. We are currently evaluating the impact of ASU 2016-01 on our Consolidated Financial Statements.

ASU No. 2015-17 (ASU 2015-17), Income Taxes (Topic 740)

        In November 2015, the FASB issued ASU 2015-17 as a part of the Simplification Initiative and in response to concerns that the current requirement that entities separate deferred income tax liabilities and assets into current and noncurrent amounts results in little or no benefit to users of the financial statements. This classification does not generally align with the time period in which the recognized deferred tax amounts are expected to be recovered or settled and there are costs incurred by an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts. The amendments in this ASU aim to simplify this presentation by requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position, which aligns the GAAP presentation of deferred income tax assets and liabilities with International Financial Reporting Standards (IFRS). This ASU is effective for Laureate beginning January 1, 2017. We expect the impact of adoption to be material to the presentation of our Consolidated Balance Sheets, as we had $110,015 and $87,895 of current deferred tax assets recorded as of December 31, 2016 and 2015, respectively, that will be reclassified from current to noncurrent.

ASU No. 2014-09, (ASU 2014-09): Revenue from Contracts with Customers (Topic 606)

        On May 28, 2014, the FASB issued ASU 2014-09, which supersedes the revenue recognition requirements in Topic 605, "Revenue Recognition" and most industry-specific guidance. The core principle of ASU 2014-09 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB deferred the effective date

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 2. Significant Accounting Policies (Continued)

of ASU 2014-09. The new revenue standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 (January 1, 2018 for Laureate) and allows either a full retrospective adoption to all periods presented or a modified retrospective adoption approach with the cumulative effect of initial application of the revised guidance recognized at the date of initial application. We are in the process of completing our diagnostic assessment and plan to adopt this ASU effective January 1, 2018. We do not expect the adoption of this ASU to result in a significant change to our method of recognizing tuition revenues; however, we are still evaluating other components of revenue. We are also still assessing the adoption alternatives between full retrospective adoption and modified retrospective adoption.

Note 3. Dispositions and Asset Sales

Dispositions

Sale of Glion and Les Roches Hospitality Management Schools

        On March 15, 2016, we signed an agreement with Eurazeo, a publicly traded French investment company, to sell Glion Institute of Higher Education (Glion) and Les Roches International School of Hotel Management (Les Roches) for a total transaction value of approximately CHF 380,000 (approximately $385,000 at the signing date), subject to certain adjustments. The sale included the operations of Glion in Switzerland and the United Kingdom, the operations of Les Roches in Switzerland and the United States, Haute école spécialisée Les Roches-Gruyère SA (LRG) in Switzerland, Les Roches Jin Jiang in China, Royal Academy of Culinary Arts (RACA) in Jordan and Les Roches Marbella in Spain. Closing of the transaction was subject to regulatory approvals, including by the New England Association of Schools and Colleges, and other customary conditions and provisions. The transaction closed on June 14, 2016 and we received total net proceeds of approximately $332,800, net of cash sold of $14,500, and after adjustments for liabilities assumed by the buyer and transaction-related costs. In September 2016, Laureate received additional proceeds from the buyer of approximately $5,800 after finalization of the working capital adjustment required by the purchase agreement, resulting in a total non-taxable gain on sale of approximately $249,400. In addition, on the June 14, 2016 closing date, we settled the deal-contingent forward exchange swap agreement for a payment of $10,297; see Note 14, Derivative Instruments, for further description of this swap. We are continuing to provide certain back-office services to Glion and Les Roches for a period of time, and programs of those institutions will continue on various campuses in the Laureate International Universities network throughout the world.

Sale of Institutions in France

        On April 19, 2016, Laureate announced that it had signed an agreement for the transfer of control of LIUF SAS (LIUF), the French holding entity, to Apax Partners, a leading private equity firm in French-speaking European countries. Bpifrance, the investment vehicle of the French state, will co-invest alongside Apax Partners and hold around 10% of the entity. Management obtained approval for this transaction on April 6, 2016. The French anti-trust authority also approved the transaction, and closing took place on July 20, 2016. LIUF comprised five institutions, including two VIE institutions, with a total student population of approximately 7,500:

  •
  École Supérieure du Commerce Extérieur (ESCE);

  •
  Institut Français de Gestion (IFG);

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 3. Dispositions and Asset Sales (Continued)

  •
  European Business School (EBS);

  •
  École Centrale d'Electronique (ECE); and

  •
  Centre d'Études Politiques et de la Communication (CEPC).

        The value of the transaction was EUR 201,000 (approximately $228,000 at the signing date), subject to certain adjustments. At closing on July 20, 2016, we received total net proceeds of approximately $207,000, net of cash sold of $3,400, and after adjustments for liabilities assumed by the buyer and transaction-related costs, resulting in a non-taxable gain on sale of approximately $148,700. In addition, in July we settled the forward exchange swap agreements related to this sale, resulting in total proceeds of $4,634. See Note 14, Derivative Instruments, for further description of these swap agreements.

Sale of Tianyi

        In December 2016, we completed the sale of our remaining 21% ownership interest in Sichuan Tianyi College (Tianyi) in China after receiving the required regulatory approvals. We received total cash consideration of approximately $10,500, of which approximately $7,300 was received in 2015 and recorded as deferred gain at that time, pending the regulatory approvals that were conditions precedent to transferring the ownership interest. The regulatory approvals were received in December 2016, and the remaining cash consideration of approximately $3,200 was collected in January 2017. Accordingly, the conditions precedent to complete the transaction were met in December 2016, resulting in a gain on sale of approximately $8,500.

        This non-operating gain, along with the gain on the sales of the institutions described above, are recorded in Gain on sales of subsidiaries, net for the year ended December 31, 2016 in the Consolidated Statements of Operations.

Sale-Leaseback Transaction

Les Roches and Glion

        During the fourth quarter of 2014, our GPS segment entered into a sale-leaseback agreement for a portion of the campuses of two of our institutions in Switzerland, Glion and Les Roches. The asset group did not meet the conditions required in ASC 205-20 to be reported as discontinued operations in our Consolidated Financial Statements as it did not have discrete cash flow information.

        In the first quarter of 2015, the sale of the assets was completed and Laureate received net proceeds of approximately $182,000, resulting in a gain on sale of approximately $36,000, which was deferred and will be recognized into income over the lease term of 20 years from the sale date. A portion of the net proceeds was used to repay mortgage debt related to the asset group. During the year ended December 31, 2015, Laureate recorded a Loss on debt extinguishment of $932 as a result of mortgage breakage fees that were paid in connection with the repayment of the mortgage debt. As discussed above, we sold Glion and Les Roches in 2016 and as part of the sale agreement we are still a guarantor under this lease. However, the Company has certain indemnifications in the event that we are required to make payments under the guarantee. We are continuing to defer the gain on sale from the 2015 sale-leaseback transaction and recognize it into income over the lease term.

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 3. Dispositions and Asset Sales (Continued)

INTI Education Holdings Sdn Bhd (INTI)

        In 2014, INTI, in our AMEA segment, had recorded assets held for sale related to our Sarawak campus in Malaysia. During the first quarter of 2015 the conditions precedent for the transaction were met and the sale was completed, with title to the assets transferred to the buyer. The total purchase price was Malaysian Ringgit (MYR) 21,850 (approximately US $5,400). INTI recognized a gain on sale of the Sarawak assets of approximately $2,200, which was recorded as a reduction of Direct costs in our Consolidated Statement of Operations.

Note 4. Acquisitions

2015 Acquisitions

        During the year ended December 31, 2015, Laureate consummated the business acquisitions outlined below, which are included in our Consolidated Financial Statements commencing from the dates of acquisition.

Australia

        In July 2015, our AMEA segment acquired the assets and the business of Chifley Business School (CBS) in Australia for a cash purchase price of Australian Dollar (AUD) 600 (US $464 at the acquisition date), plus debt assumed of AUD 1,000 (US $772 at the acquisition date). We accounted for this as a business combination. Payment of the debt was made in two installments of AUD 500 (US $386 at the acquisition date), in January 2016 and January 2017. For this acquisition, Revenues, Operating income and Net income attributable to Laureate Education, Inc. were immaterial for the year ended December 31, 2015.

Portugal

        On March 27, 2015, we acquired IADE—Instituto de Artes Visuais Design e Marketing, S.A. (IADE), Ensigest-Gestão de Estabelecimentos de Ensino, S.A. (Ensigest), Ensicorporate-Educação Corporativa, Lda. (Ensicorporate), and Gemeo-Gabinete de Estudos de Mercado e Opinião do IPAM, Lda. (Gemeo). IADE, Ensigest, and Ensicorporate operate a total of four higher education institutions in Portugal. Gemeo was a for-profit services company that conducted market research. In addition, IADE and Ensigest control Europeia ID, a not-for-profit association that we have determined is a VIE and that is consolidated by Laureate since we are the VIE's primary beneficiary. Hereafter, we collectively refer to all of the entities that were consolidated as a result of this acquisition as IADE Group.

        The total purchase price of IADE Group was $10,403, which includes an initial cash payment of $6,476, a seller note of $3,238 and a deferred payment of $689 related to a working capital settlement. The seller note is discussed further in Note 5, Due to Shareholders of Acquired Companies. The purchase of IADE Group allows Laureate to expand its existing presence in Portugal. The goodwill recorded for IADE Group is related to the incremental value this acquisition brings to the Laureate International Universities network and Laureate's existing operations in Portugal by expanding our presence and adding synergies to Laureate's operations. For this acquisition, Revenues of $8,194,

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 4. Acquisitions (Continued)

Operating income of $971 and Net income of $806 are included in the Consolidated Statement of Operations for the year ended December 31, 2015.

        The Consolidated Financial Statements include the operating results of IADE Group and CBS from the dates of acquisition. The following table summarizes the estimated fair values of all assets acquired and liabilities assumed at the dates of acquisition:

	IADE Group Portugal	CBS Australia	Total
Current assets	$1,476	$4	$1,480
Property and equipment	335	33	368
Goodwill	5,980	989	6,969
Tradenames	6,071	342	6,413
Other intangible assets	1,616	—	1,616
Long-term indemnification assets	2,084	—	2,084
Other long-term assets	518	—	518

Total assets acquired	18,080	1,368	19,448
Current portion of long-term debt	—	386	386
Other current liabilities	3,124	132	3,256
Long-term debt, less current portion	—	386	386
Other long-term liabilities	4,553	—	4,553

Total liabilities	7,677	904	8,581

Net assets acquired attributable to Laureate Education, Inc.	10,403	464	10,867
Debt assumed	—	772	772

Net assets acquired attributable to Laureate Education, Inc. plus debt assumed	$10,403	$1,236	$11,639

Net assets acquired	$10,403	$464	$10,867
Cash acquired	(235)	—	(235)
Seller notes and deferred payments	(3,927)	—	(3,927)

Net cash paid at acquisition	$6,241	$464	$6,705

2015 Summary

        For all of the 2015 acquisitions, the allocations of purchase price consideration are no longer subject to revision, as the measurement period has closed. No material adjustments were made during 2016 to complete the allocations of purchase price consideration. None of the goodwill related to the 2015 acquisitions is expected to be deductible for income tax purposes. As part of the purchase price allocations for the 2015 acquisitions, Laureate recorded liabilities for taxes other-than-income tax related contingencies of $571 and labor contingencies of $1,466. In addition, we recorded total long-term indemnification assets of $2,084. Pro forma results of operations for the acquisitions completed during 2015 have not been presented because the effects of those acquisitions were not material to the Company's financial results.

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 4. Acquisitions (Continued)

Other 2015 Transactions

India

        In April 2015, the Company acquired the remaining 5% noncontrolling interest in M-Power for a purchase price of $2,852. This payment was included in Payments to purchase noncontrolling interests in the Consolidated Statement of Cash Flows.

Malaysia

        During the year ended December 31, 2015, we acquired an additional 2.7% noncontrolling interest in INTI Malaysia for $2,499. This payment was included in Payments to purchase noncontrolling interests in the Consolidated Statement of Cash Flows. This transaction increased Laureate's ownership interest in INTI to approximately 90%.

2014 Acquisitions

        During the year ended December 31, 2014, Laureate consummated the business acquisitions outlined below, which are included in our Consolidated Financial Statements commencing from the dates of acquisition.

South Africa

        In August 2013, we made an investment of $2,237 for a 25% ownership interest in a for-profit entity that controls Monash South Africa (MSA), a not-for-profit institution in South Africa. In February 2014, Laureate assumed control of MSA and acquired real estate for a total purchase price of $44,386, for a total ownership interest in the for-profit entity of 75%. The purchase price consisted of the initial investment of $2,237 made in 2013, a cash payment of $6,712, and deferred payments totaling $35,437 (AUD 42,500). Refer to Note 5, Due to Shareholders of Acquired Companies for a description of the deferred payments. The goodwill recorded for MSA relates primarily to the incremental value provided by introducing a new market to our students and adding potential synergies to our network. MSA was converted to a for-profit institution during the first quarter of 2015. For this acquisition, Revenues of $22,701, Operating income of $1,925 and Net loss of $(397) are included in the Consolidated Statement of Operations for the year ended December 31, 2014.

Brazil

        On August 12, 2014, the Company acquired Faculdade Porto-Alegrense (FAPA), an institution in Porto Alegre, Brazil. The total purchase price was $4,148, and was paid in the form of two seller notes with a total discounted present value of approximately $3,003, plus an additional deferred payment of approximately $1,145. The deferred payment of $1,145 was paid in September 2014. Refer to Note 5, Due to Shareholders of Acquired Companies, for further description of the two seller notes. The acquisition of FAPA increases Laureate's presence in Brazil, one of our fastest growing markets, by accelerating campus expansion that was planned at Centro Universitário Ritter dos Reis (UniRitter), another Laureate institution operating in Porto Alegre. The goodwill recorded for this acquisition relates to the incremental value that FAPA brings to the Laureate International Universities network and the existing Laureate operations in Brazil. For this acquisition, Revenues of $4,078, Operating loss of

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 4. Acquisitions (Continued)

$(56) and Net loss of $(290) are included in the Consolidated Statement of Operations for the year ended December 31, 2014.

        On September 12, 2014, Laureate acquired an affiliated group of higher educational institutions in Brazil, collectively referred to as FMU. The total purchase price was $387,603, which was paid with seller notes totaling $96,829 and cash paid at closing of $290,641, net of cash acquired of $133. Refer to Note 5, Due to Shareholders of Acquired Companies, for further description of the seller notes. The cash paid at acquisition included approximately $231,000 of cash, including accrued interest, that had been held by Laureate in an escrow bank account prior to the acquisition date and was recorded as Restricted cash and investments .The remainder of the cash paid at closing was financed through borrowings from third-party lenders, as described in Note 9, Debt. The original purchase price of FMU was approximately Brazilian Reais (BRL) 1,000,000 (approximately US $427,000 at the acquisition date). The agreement also required all interest earned on the escrow bank account deposit, which totaled approximately BRL 35,000, to be included in the purchase price paid to the sellers at closing. This total purchase price of BRL 1,035,000 was reduced to approximately BRL 930,000 as a result of Laureate assuming additional obligations from the sellers of approximately BRL 105,000.

        After the discount of approximately BRL 23,000 to record the seller notes at their net present value, the purchase price recorded for FMU was approximately BRL 907,000 (US $387,603 at the date of acquisition). FMU is Laureate's largest acquisition to date, and the goodwill recorded for the FMU acquisition relates to the incremental value that FMU provides to the Laureate International Universities network by significantly expanding our presence into the high-quality value institution market in Brazil. For this acquisition, Revenues of $73,083, Operating income of $8,644 and Net loss of $(4,030) are included in the Consolidated Statement of Operations for the year ended December 31, 2014.

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 4. Acquisitions (Continued)

        The Consolidated Financial Statements include the operating results of MSA, FAPA and FMU from the dates of acquisition. The following table summarizes the estimated fair values of all assets acquired and liabilities assumed at the dates of acquisition:

	MSA South Africa	FAPA Brazil	FMU Brazil	Total
Current assets	$9,845	$5,675	$37,156	$52,676
Property and equipment	30,360	985	34,435	65,780
Goodwill	25,197	5,435	395,804	426,436
Tradenames	—	—	95,291	95,291
Other intangible assets	—	2,664	72,911	75,575
Long-term indemnification assets	—	3,811	132,279	136,090
Other long-term assets	—	1,296	41,857	43,153

Total assets acquired	65,402	19,866	809,733	895,001
Current portion of long-term debt	1,350	—	19,871	21,221
Other current liabilities	13,756	9,706	63,473	86,935
Long-term debt, less current portion	838	—	11,343	12,181
Other long-term liabilities	—	6,012	327,443	333,455

Total liabilities	15,944	15,718	422,130	453,792
Noncontrolling interests	5,072	—	—	5,072

Net assets acquired attributable to Laureate Education, Inc.	44,386	4,148	387,603	436,137
Debt assumed	2,188	—	31,214	33,402

Net assets acquired attributable to Laureate Education, Inc. plus debt assumed	$46,574	$4,148	$418,817	$469,539

Net assets acquired	$44,386	$4,148	$387,603	$436,137
Cash acquired	(7,043)	(3,153)	(133)	(10,329)
Seller notes and deferred payments	(35,437)	(4,148)	(96,829)	(136,414)
Fair value of existing investment	(2,237)	—	—	(2,237)

Net cash (received) paid at acquisition	$(331)	$(3,153)	$290,641	$287,157

2014 Summary

        During 2014, we paid $788 of additional purchase price for a working capital settlement related to THINK: Education Group Pty. Ltd. (THINK), which we acquired on December 20, 2013. This payment, in addition to the $287,157 of total net cash paid for the acquisitions of MSA, FAPA and FMU, resulted in $287,945 of total cash used for Business acquisitions, net of cash acquired, during the year ended December 31, 2014, as shown in the Consolidated Statement of Cash Flows. For all of the 2014 acquisitions, the allocations of purchase price consideration are no longer subject to revision, as the measurement period has closed. No material adjustments were made during 2015 to complete the allocations of purchase price consideration. Except for FMU, the goodwill related to the 2014 acquisitions is not deductible for income tax purposes. As part of the purchase price allocations for the

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 4. Acquisitions (Continued)

2014 acquisitions, Laureate recorded liabilities of $41,222 for uncertain income tax positions and liabilities of $89,172 for contingencies related to taxes other-than-income tax.

Unaudited Proforma Results

        The unaudited proforma combined historical results of Laureate, as if MSA, FAPA and FMU had been acquired as of January 1, 2013, are:

	2014	2013
Revenues	$4,555,876	$4,153,505
Net loss	(172,800)	(41,113)

        These amounts have been calculated after applying Laureate's accounting policies and adjusting the results to reflect additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant, and equipment, and amortizable intangible assets had been recorded as of January 1, 2013. In addition, pro forma adjustments have been made to reflect the impact of certain indemnifications that the sellers agreed to provide us for certain contingent liabilities. These unaudited pro forma combined results of operations have been prepared for comparative purposes only, and they do not purport to be indicative of the results of operations that actually would have resulted had the acquisitions occurred on the date indicated, or that may result in the future.

Other 2014 Transactions

Malaysia

        During the third quarter of 2014, Laureate acquired an additional 2.9% ownership interest in INTI for cash consideration of $3,055. This payment was included in Payments to purchase noncontrolling interests in the Consolidated Statement of Cash Flows for the year ended December 31, 2014.

        During the fourth quarter of 2014, Laureate acquired an additional 6.4% ownership interest in INTI for total purchase consideration of approximately $6,783, of which approximately $6,200 was paid in 2014 and $583 was a deferred payment that was paid in 2015. See Note 5, Due to Shareholders of Acquired Companies, for further discussion of the deferred payment. The consideration paid in 2014 was paid with cash of approximately $1,000 and settlement of the approximately $5,200 of related party note receivable and interest that was owed to Laureate by the noncontrolling interest holder.

Thailand

        During the year ended December 31, 2014, we acquired additional ownership interest in Fareast Stamford International Co., Ltd. (FES), increasing Laureate's ownership interest in FES from approximately 92% to approximately 99%. FES has the license to operate Stamford International University (Stamford, together with FES, "STIU"). The purchase price for the additional ownership interest was $312, and is included in Payments to purchase noncontrolling interests in the Consolidated Statement of Cash Flows for the year ended December 31, 2014.

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 5. Due to Shareholders of Acquired Companies

        The amounts due to shareholders of acquired companies generally arise in connection with Laureate's acquisition of a majority or all of the ownership interest of certain subsidiaries. Promissory notes payable to the sellers of acquired companies, referred to as "seller notes," are commonly used as a means of payment for business acquisitions. Seller note payments are generally classified as Payments of deferred purchase price for acquisitions within financing activities in our Consolidated Statement of Cash Flows. The amounts due to shareholders of acquired companies, currencies, and interest rates applied were as follows:

December 31,	2016	2015	Nominal Currency	Interest Rate %
Faculdades Metropolitanas Unidas Educacionais (FMU)	$100,382	$70,512	BRL	CDI
Universidade Anhembi Morumbi (UAM Brazil)	52,043	48,172	BRL	CDI + 2%
Monash South Africa (MSA)	27,462	26,662	AUD	n/a, 6.75%
University of St. Augustine for Health Sciences, LLC (St. Augustine)	11,550	11,550	USD	7%
CH Holding Netherlands B.V. (CH Holding)	8,587	12,745	USD	n/a
Universidad Tecnologica Centroamericana (UNITEC Honduras)	5,196	6,764	HNL	IIBC
Faculdade-Porto-Alegrense (FAPA)	2,973	2,090	BRL	IGP-M
IADE Group	2,755	3,994	EUR	3%
Universidad Autonoma de Veracruz, S.C. (Veracruz)	—	2,225	MXN	CETES
Universidade Europeia (UE)	—	1,541	EUR	3%
Centro de Desenvolvimento Pessoal e Empresarial Ltda. (CEDEPE)	—	464	BRL	CDI

Total due to shareholders of acquired companies	210,948	186,719
Less: Current portion of due to shareholders of acquired companies	118,679	21,050

Due to shareholders of acquired companies, less current portion	$92,269	$165,669

AUD: Australian Dollar	CDI: Certificados de Depósitos Interbancários (Brazil)
BRL: Brazilian Real	CETES: 28 day Certificados de la Tesoreria de la Federación (Mexico)
EUR: European Euro	IIBC: Índice de Inflación del Banco Central (Honduras)
HNL: Honduran Lempira	IGP-M: General Index of Market Prices (Brazil)
MXN: Mexican Peso
USD: United States Dollar

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 5. Due to Shareholders of Acquired Companies (Continued)

        The aggregate annual maturities of Due to shareholders of acquired companies as of December 31, 2016 were as follows:

2017	$120,709
2018	57,539
2019	14,840
2020	12,698
2021	10,800

Aggregate maturities	216,586
Less: imputed interest discount	(5,638)

Total	$210,948

FMU

        As described in Note 4, Acquisitions, the acquisition of FMU was partially financed with seller notes having an aggregate principal amount of BRL 250,000 (US $76,464 at December 31, 2016). The maturity date of the notes is September 12, 2017, the third anniversary of the acquisition closing date, and the aggregate principal balance will be adjusted from the closing date until the date of payment based on 100% of the CDI rate. These notes were recorded on the acquisition date at their discounted present values, which will all be accreted over the term of the notes. As of December 31, 2016, the aggregate carrying value of the notes was $100,382.

UAM Brazil

        A portion of the acquisition was financed with a seller note in the amount of BRL 200,808 (US $61,419 at December 31, 2016), which is scheduled to be paid in nine equal installments of BRL 22,312 (US $6,824 at December 31, 2016), adjusted for inflation based on CDI plus 200 basis points. The initial four installments were paid during the years ended December 31, 2013 through 2016. The remaining five installments are due annually on August 31st of each year. The eighth and ninth installments are subject to acceleration and will be paid on August 31, 2019, along with the seventh installment, if a certain financial performance target is achieved in 2018, as described in the purchase agreement. On the closing date we recorded the note payable at its discounted present value, which will be accreted over the term of the note. As of December 31, 2016, the carrying value of the note was $52,043.

MSA

        As described in Note 4, Acquisitions, Laureate financed a portion of the acquisition of MSA with two seller notes and a final earn-out payment. The first seller note of AUD 5,000 (US $4,072 at payment date) was paid in December 2014.

        The second seller note of AUD 25,000 is payable in five installments. The first four installments of AUD 1,000 (US $718 at December 31, 2016) are due annually beginning on January 1, 2015, and the fifth installment of AUD 21,000 (US $15,078 at December 31, 2016) is due on January 1, 2019. Laureate paid the first three installments of AUD 1,000 each during the years ended December 31,

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 5. Due to Shareholders of Acquired Companies (Continued)

2014, 2015 and 2016. The note carries an annual interest rate of 6.75%, which was deemed to be at market. As of December 31, 2016, the carrying value of the second seller note was US $19,144.

        The final earn-out payment is due in 2018, the amount of which will be determined based on 7.0 times MSA's 2017 EBITDA, less debt and prior payments, as defined in the agreement. The maximum amount of the final installment is AUD 12,500 (US $8,975 at December 31, 2016). Since the final earn-out payment bears interest at a lower-than-market rate, we imputed the interest and recorded the amount on the acquisition date at the total discounted present value, which will be accreted over the remaining term and had an aggregate carrying value of $8,318 at December 31, 2016.

St. Augustine

        On November 21, 2013, Laureate initially acquired 80% of the ownership and voting rights of the University of St. Augustine. A portion of the purchase price was financed with a five-year seller note in the amount of $14,000. The promissory note incurs interest at an annual rate of 7%, which is payable quarterly beginning on January 1, 2014, and the entire principal balance is payable on November 21, 2018. During 2015 this note payable and a receivable from the former owner were reduced by $2,450 following the resolution of certain pre-acquisition matters, leaving a remaining principal balance of $11,550. In 2016, Laureate acquired the remaining 20% noncontrolling interest in St. Augustine, as discussed in Note 11, Commitments and Contingencies.

CH Holding

        In January 2013, Laureate financed a portion of the acquisition of the remaining minority interest in CH Holding with a seller note. The principal amount of the seller note is $24,000 and repayment is due in five annual installments. The first four installments of $5,000 are due on each of the first four anniversary dates of closing and were paid accordingly. The fifth installment of $4,000 is due on the fifth anniversary date of closing. The seller note is non-interest bearing. Accordingly, at the acquisition date, we imputed the interest and recorded the note payable at its discounted present value of approximately $17,500, which will be accreted over the term of the note. During the year ended December 31, 2016, Laureate recorded accretion on the note, resulting in a carrying value of $8,587 as of December 31, 2016, which includes the fourth installment that was paid in January 2017.

UNITEC Honduras

        In July 2005, Laureate assumed control of UNITEC Honduras and agreed to cause UNITEC Honduras to honor its severance and retirement payment obligations with the founders. Pursuant to this agreement, UNITEC Honduras is required until 2020 to make monthly payments, which are adjusted annually for inflation based on the IIBC. The monthly payment as of December 31, 2016 was HNL 2,968 (US $126). We originally recorded the obligation at its present value based on an incremental borrowing rate of 5%.

FAPA

        As described in Note 4, Acquisitions, the acquisition of FAPA was financed in part with two seller notes having an aggregate principal amount of BRL 9,164 (US $2,803 at December 31, 2016). The first

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 5. Due to Shareholders of Acquired Companies (Continued)

seller note of BRL 3,055 (US $934 at December 31, 2016) is due on August 12, 2018, the fourth anniversary of the acquisition closing date, and the second seller note of BRL 6,109 (US $1,868 at December 31, 2016) is due on August 12, 2019, the fifth anniversary of the acquisition closing date. The principal amount of each seller note shall be adjusted according to the variation of the IGP-M until the notes' maturities. Laureate recorded these seller notes at their discounted present values at the acquisition date, which will be accreted over the terms of the notes. As of December 31, 2016, the total carrying value of the notes was $2,973.

IADE Group

        As discussed in Note 4, Acquisitions, the acquisition of IADE Group was partially financed with a seller note in the amount of EUR 3,000 (US $3,132 at December 31, 2016). The seller note carries an annual interest rate of 3% and is payable in three equal installments of EUR 1,000 (US $1,044 at December 31, 2016). The first installment was paid during the year ended December 31, 2016 at 18 months after the acquisition date. The two remaining installments are due at 36 months after the acquisition date, and 60 months after the acquisition date. Additionally, a working capital adjustment of EUR 639 (US $667 at December 31, 2016) was recorded during the year ended December 31, 2015 in accordance with the purchase agreement. As of December 31, 2016, the total carrying value of the liability was $2,755.

Veracruz

        On January 14, 2011, Laureate financed a portion of the acquisition of Veracruz with a promissory note payable to the sellers and deferred payments for then-unresolved tax matters. This liability was fully settled in the amount of MXN 38,437 (US $2,054 at date of payment) at maturity during the year ended December 31, 2016.

UE, formerly ISLA

        On April 1, 2011, Laureate financed a portion of the acquisition of UE with two seller notes. The principal amount of the first seller note was EUR 1,485 (US $1,550 at December 31, 2016), and repayment was made in three equal annual installments of EUR 495 (US $517 at December 31, 2016) with the final installment paid in 2014. The principal amount of the second seller note was EUR 4,650 (US $4,855 at December 31, 2016) and was payable in five installments. The first three annual installments of EUR 550 (US $574) were paid on December 31, 2012, 2013 and 2014. The fourth and fifth annual installments of EUR 1,500 (US $1,566) were paid on December 31, 2015 and 2016, settling the liability in full.

CEDEPE

        Laureate financed a portion of the acquisition of CEDEPE with a seller note. The principal amount of the seller note was BRL 4,400 (US $1,346 at December 31, 2016), and repayment was due in five installments. The seller note incurred interest based on the CDI, and, since the note incurred interest at lower-than-market rates, Laureate recorded the seller note as of the acquisition date at the present value of BRL 3,872 (US $1,184 at December 31, 2016), which was accreted over the term of the note. This note was fully settled during the year ended December 31, 2016.

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 6. Business and Geographic Segment Information

        Laureate's educational services are offered through four operating segments: LatAm, Europe, AMEA and GPS. Laureate determines its operating segments based on information utilized by the chief operating decision maker to allocate resources and assess performance.

        On May 2, 2016, we announced a change to our operating segments in order to align our structure more geographically. Our institution in Italy, Nuova Accademia di Belle Arti Milano (NABA), including Domus Academy, moved from our GPS segment into our Europe segment. Media Design School (MDS), located in New Zealand, moved from our GPS segment into our AMEA segment. Our GPS segment will now focus on its campus-based institutions in the United States and on Laureate's fully online institutions operating globally. This change has been reflected in the segment information beginning in the second quarter of 2016, the period in which the change occurred. As required, the 2015 and 2014 segment information that is presented for comparative purposes has also been revised to reflect this segment change.

        The LatAm segment consists of campus-based institutions and has operations in Brazil, Chile, Costa Rica, Honduras, Mexico, Panama and Peru and has contractual relationships with a licensed institution in Ecuador. The institutions provide an education that emphasizes professional-oriented fields of study with undergraduate and graduate degree programs in a wide range of disciplines. The programs at these institutions are mainly campus-based and are primarily focused on local students. In addition, the institutions in our LatAm segment have begun introducing online and hybrid (a combination of online and in-classroom) courses and programs to their curriculum. Brazil and Chile have government-supported financing programs, while in other countries students generally finance their own education.

        The Europe segment consists of campus-based institutions with operations in Cyprus, Germany, Italy, Morocco, Portugal, Spain and Turkey. The institutions generate revenues by providing professional-oriented undergraduate and graduate degree programs. Several institutions have begun to introduce online and hybrid programs. Students in the Europe segment generally finance their own education. As discussed in Note 3, Dispositions and Asset Sales, in July 2016 we completed the sale of our institutions in France.

        The AMEA segment consists of campus-based institutions with operations in Australia, China, India, Malaysia, New Zealand, South Africa and Thailand. AMEA also manages nine licensed institutions in the Kingdom of Saudi Arabia and manages one additional institution in China through a joint venture arrangement. The institutions generate revenues by providing professional-oriented undergraduate and graduate degree programs. Students in the AMEA segment generally finance their own education.

        The GPS segment consists of accredited online institutions, which serve students globally, and campus-based institutions serving students in the United States. The online institutions primarily serve working adults with undergraduate and graduate degree programs. The campus-based institutions primarily serve traditional students seeking undergraduate and graduate degrees. In the United States, students have access to government-supported financing programs. As discussed in Note 3, Dispositions and Asset Sales, in June 2016, we completed the sale of several operations in the GPS segment.

        Intersegment transactions are accounted for in a similar manner as third party transactions and are eliminated in consolidation. The "Corporate" amounts presented in the following tables includes

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 6. Business and Geographic Segment Information (Continued)

corporate charges that were not allocated to our reportable segments and adjustments to eliminate intersegment items.

        We evaluate segment performance based on Adjusted EBITDA, which is a non-GAAP profit measure defined as Income (loss) from continuing operations before income taxes and equity in net income of affiliates, adding back the following items: Gain on sales of subsidiaries, net, Foreign currency exchange gain (loss), net, Other income (expense), net, Loss on derivatives, Loss on debt extinguishment, Interest expense, Interest income, Depreciation and amortization expense, Impairment charges on long-lived assets, Share-based compensation expense and, beginning in 2014, expenses related to our Excellence-in-Process (EiP) initiative. EiP is an enterprise-wide initiative to optimize and standardize Laureate's processes, creating vertical integration of procurement, information technology, finance, accounting and human resources. It includes the establishment of regional shared services organizations around the world, as well as improvements to the Company's system of internal controls over financial reporting.

        When we review Adjusted EBITDA on a segment basis, we exclude intercompany revenues and expenses, related to network fees and royalties between our segments, that eliminate in consolidation. We use total assets as the measure of assets for reportable segments. Expenditures for long-lived assets include purchases of property and equipment, purchases of land use rights and expenditures for deferred costs, which are classified as investing activities in the Consolidated Statements of Cash Flows.

        The following tables provide financial information for our reportable segments, including a reconciliation of Adjusted EBITDA to Income (loss) from continuing operations before income taxes and equity in net income of affiliates, as reported in the Consolidated Statements of Operations, for the years ended December 31, 2016, 2015 and 2014:

	LatAm	Europe	AMEA	GPS	Corporate	Total
2016
Revenues	$2,441,992	$480,401	$431,349	$900,473	$(10,023)	$4,244,192
Adjusted EBITDA	500,704	83,594	59,884	257,809	(136,390)	765,601
Depreciation and amortization expense	142,519	26,627	39,280	46,880	9,573	264,879
Loss on impairment of assets	—	4,163	19,302	—	—	23,465
Total assets	3,932,679	588,729	744,568	1,505,242	331,747	7,102,965
Expenditures for long-lived assets	145,978	21,604	20,214	35,276	33,622	256,694
2015
Revenues	$2,415,641	$486,235	$422,134	$979,920	$(12,271)	$4,291,659
Adjusted EBITDA	463,691	78,439	49,869	226,804	(115,395)	703,408
Depreciation and amortization expense	147,975	32,407	39,260	55,497	7,807	282,946
Total assets	3,823,859	690,514	782,613	1,768,009	374,121	7,439,116
Expenditures for long-lived assets	230,146	27,239	40,716	46,877	21,880	366,858
2014
Revenues	$2,532,451	$533,862	$405,555	$954,494	$(11,680)	$4,414,682
Adjusted EBITDA	541,975	72,777	30,130	222,998	(94,355)	773,525
Depreciation and amortization expense	152,142	34,131	38,035	59,071	4,952	288,331
Loss on impairment of assets	125,449	273	—	66	—	125,788
Expenditures for long-lived assets	269,186	47,694	61,834	50,126	7,578	436,418

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 6. Business and Geographic Segment Information (Continued)

For the years ended December 31,	2016	2015	2014
Adjusted EBITDA of reportable segments:
LatAm	$500,704	$463,691	$541,975
Europe	83,594	78,439	72,777
AMEA	59,884	49,869	30,130
GPS	257,809	226,804	222,998

Total Adjusted EBITDA of reportable segments	901,991	818,803	867,880
Reconciling items:
Corporate	(136,390)	(115,395)	(94,355)
Depreciation and amortization expense	(264,879)	(282,946)	(288,331)
Loss on impairment of assets	(23,465)	—	(125,788)
Share-based compensation expense	(38,809)	(39,021)	(49,190)
EiP expenses	(55,555)	(44,484)	(10,716)

Operating income	382,893	336,957	299,500
Interest income	18,670	13,328	21,822
Interest expense	(421,936)	(398,042)	(385,754)
Loss on debt extinguishment	(17,363)	(1,263)	(22,984)
Loss on derivatives	(6,084)	(2,607)	(3,101)
Other income (expense), net	910	195	(1,184)
Foreign currency exchange gain (loss), net	67,450	(149,178)	(109,970)
Gain on sales of subsidiaries, net	406,557	—	—

Income (loss) from continuing operations before income taxes and equity in net income of affiliates	$431,097	$(200,610)	$(201,671)

Geographic Information

        No individual customer accounted for more than 10% of Laureate's consolidated revenues. Revenues from customers by geographic area, primarily generated by students enrolled at institutions in those areas, were as follows:

For the years ended December 31,	2016	2015	2014
External revenue
United States	$738,343	$731,979	$718,641
Brazil	690,377	672,372	712,921
Mexico	624,938	678,030	741,649
Chile	564,632	536,530	585,645
Peru	389,815	356,684	322,938
Spain	197,970	200,284	234,781
Other foreign countries	1,038,117	1,115,780	1,098,107

Consolidated total	$4,244,192	$4,291,659	$4,414,682

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 6. Business and Geographic Segment Information (Continued)

        Long-lived assets are composed of Property and equipment, net. Laureate's long-lived assets of continuing operations by geographic area were as follows:

December 31,	2016	2015
Long-lived assets
Chile	$432,499	$374,101
Peru	299,014	278,501
Brazil	252,289	211,675
Mexico	218,531	253,459
United States	199,171	197,067
Spain	163,740	179,957
China	125,697	139,922
Switzerland	—	79,893
Other foreign countries	460,692	576,325

Consolidated total	$2,151,633	$2,290,900

        On January 10, 2017, we announced that we plan to combine our Europe and AMEA operations, effective March 31, 2017, in order to reflect our belief that we will be able to operate the institutions in those segments more successfully and efficiently under common management. We expect this to result in a change in our operating segments that we anticipate reflecting in the financial statements for the first quarter of 2017, the period in which the change is expected to occur.

Note 7. Goodwill and Other Intangible Assets

Goodwill

        The change in the net carrying amount of Goodwill from December 31, 2014 through December 31, 2016 was composed of the following items:

	LatAm	Europe	AMEA	GPS	Total
Balance at December 31, 2014	$1,574,725	$103,986	$143,684	$647,400	$2,469,795
Acquisitions	—	5,980	989	—	6,969
Dispositions	—	—	—	—	—
Impairments	—	—	—	—	—
Currency translation adjustments	(334,714)	(10,570)	(17,439)	(796)	(363,519)
Adjustments to prior acquisitions	2,652	—	—	—	2,652

Balance at December 31, 2015	1,242,663	99,396	127,234	646,604	2,115,897
Acquisitions	—	—	—	—	—
Dispositions	—	(26,312)	—	(121,952)	(148,264)
Re-allocation of goodwill for segment change	—	5,517	2,715	(8,232)	—
Impairments	—	(4,163)	(19,302)	—	(23,465)
Currency translation adjustments	(6,711)	(4,701)	336	1,372	(9,704)
Adjustments to prior acquisitions	—	—	—	—	—

Balance at December 31, 2016	$1,235,952	$69,737	$110,983	$517,792	$1,934,464

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 7. Goodwill and Other Intangible Assets (Continued)

        As discussed in Note 6, Business and Geographic Segment Information, the Company announced a change in its operating segments in the second quarter of 2016. Accordingly, goodwill was re-allocated among the operating segments based on the relative fair value of the affected reporting units at the time of the segment change.

        As of December 31, 2016, accumulated goodwill impairment losses were $159,895, with $77,094, $4,163, $58,978 and $19,660, relating to our LatAm, Europe, AMEA and GPS segments, respectively. As of December 31, 2015, accumulated goodwill impairment losses were $136,430, with $77,094, $39,676 and $19,660 relating to our LatAm, AMEA and GPS segments, respectively.

Other Intangible Assets

        Amortization expense for intangible assets subject to amortization was $12,526, $20,430 and $17,697 for the years ended December 31, 2016, 2015 and 2014, respectively. The estimated future amortization expense for intangible assets for the years ending December 31, 2017, 2018, 2019, 2020, 2021 and beyond is $10,967, $5,410, $3,269, $2,714, $2,479 and $21,861, respectively.

        The following table summarizes our identifiable intangible assets as of December 31, 2016:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period (Yrs)
Subject to amortization:
Student rosters	$96,712	$(92,567)	$4,145	2.7
Other	82,000	(39,445)	42,555	11.8
Not subject to amortization:
Tradenames	1,307,633	—	1,307,633	—

Total	$1,486,345	$(132,012)	$1,354,333

        The following table summarizes our identifiable intangible assets as of December 31, 2015:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period (Yrs)
Subject to amortization:
Student rosters	$94,833	$(85,794)	$9,039	3.1
Other	75,907	(32,749)	43,158	12.0
Not subject to amortization:
Tradenames	1,361,125	—	1,361,125	—

Total	$1,531,865	$(118,543)	$1,413,322

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 7. Goodwill and Other Intangible Assets (Continued)

Impairment Tests

        The following table summarizes the Loss on impairment of assets:

For the years ended December 31,	2016	2015	2014
Impairments of Tradenames, by segment:
LatAm	$—	$—	$47,650
Europe	—	—	—
AMEA	—	—	—
GPS	—	—	—

Total Impairments of Tradenames	—	—	47,650

Impairments of Goodwill, by segment:
LatAm	—	—	77,094
Europe	4,163	—	—
AMEA	19,302	—	—
GPS	—	—	—

Total Impairments of Goodwill	23,465	—	77,094

Impairments of Deferred costs and Other intangible assets, net	—	—	273
Impairments of long-lived assets	—	—	771

Total	$23,465	$—	$125,788

        We perform annual impairment tests of our non-amortizable intangible assets, which consist of Goodwill and Tradenames, in the fourth quarter of each year. The impairment charges discussed below were recorded to reduce the assets' carrying values to fair value.

        For the purposes of our annual impairment testing of the Company's goodwill, fair value measurements were determined primarily using the income approach, based largely on inputs that are not observable to active markets, which would be deemed "Level 3" fair value measurements as defined in Note 20, Fair Value Measurement. These inputs include our expectations about future revenue growth and profitability, marginal income tax rates by jurisdiction, and the rate at which the cash flows should be discounted in order to determine this fair value estimate. Where a market approach is used, the inputs also include publicly available data about our competitors' financial ratios and transactions.

        For purposes of our annual impairment testing of the Company's indefinite-lived tradename assets, fair value measurements were determined using the income approach, based largely on inputs that are not observable to active markets, which would be deemed "Level 3" fair value measurements as defined in Note 20, Fair Value Measurement. These inputs include our expectations about future revenue growth and profitability, marginal income tax rates by jurisdiction, and the rate at which the cash flows should be discounted in order to determine the fair value estimate for indefinite-lived tradenames using a relief-from-royalty method. We use publicly available information and proprietary third-party arm's length agreements that Laureate has entered into with various licensors in

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 7. Goodwill and Other Intangible Assets (Continued)

determining certain assumptions to assist us in estimating fair value using market participant assumptions.

2016 Loss on Impairment of Assets

        Upon completion of our impairment testing for 2016, we recorded a total impairment loss of $23,465. We recorded a goodwill impairment charge of $4,163 related to our institutions in Germany that are part of the Europe segment. We also recorded a goodwill impairment charge of $19,302 at MSA, an institution in our AMEA segment. The weakness of the South African Rand and challenging economic conditions have resulted in a change to our capital allocation strategy for this business, resulting in an impairment charge in the fourth quarter of 2016. We determined the fair value of the reporting units using an income approach based primarily on discounted cash flow projections.

2014 Loss on Impairment of Assets

        In 2014, we recorded a total impairment loss of $125,788.Tradenames were impaired in the aggregate amount of $47,650 related to two Chilean institutions in our LatAm segment. Also in our LatAm segment, Goodwill was impaired in the amount of $77,094, which related to our institutions in Costa Rica, Honduras and Panama. Our Europe segment recorded impairments of deferred costs of $273. Our LatAm and GPS segments recorded impairments of long-lived assets of $705 and $66, respectively.

        Of the total impairment of Tradenames in LatAm, approximately $16,400 related to UDLA Chile. This is an additional impairment to the charge taken in 2013. The primary driver for this additional charge was the secondary intake of enrollment that occurred during the third quarter of 2014, which provided us with additional information regarding the projected financial performance of UDLA Chile and that indicated that the financial impact of the loss of accreditation was larger than initially estimated. The Company also revised its estimates around the timing of enrollments following reaccreditation. As a result, management performed an impairment test and determined that the estimated fair value of the intangible asset was less than its carrying value. Accordingly, the Company recorded an impairment charge in order to adjust the carrying value of the intangible asset to its new estimated fair value of approximately $24,000.

        The remaining impairment of Tradenames in LatAm of approximately $31,250 related to UNAB in Chile, in order to adjust the intangible asset to its new estimated fair value of approximately $76,000. The impairment at UNAB resulted from our expectation of reduced margins and lower pricing, as compared to the assumptions contained in the models previously used to value the intangible assets. The lower projections reflect weaker operating performance compared to the prior long-range plan, combined with reduced expectations as a result of a regulatory environment that favors public rather than private supply in higher education. In addition, due to the uncertainty that currently exists in Chile, the Company has decided to reduce its expected capital expenditures for growth in that market for the foreseeable future. As a result, the long-range plan used to calculate the fair value of the UNAB Tradename asset contains lower growth and profitability assumptions than the plan used in prior years for such purposes.

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 7. Goodwill and Other Intangible Assets (Continued)

        The Goodwill impairment of $77,094 in LatAm at our institutions in Costa Rica, Honduras and Panama can be attributed to a weaker long-range outlook as compared to the assumptions contained in the models previously used to value the intangible assets. The primary driver of this weaker outlook is a shortfall in 2014 enrollments which has caused us to decrease our long-term enrollment projections. The softened enrollment outlook has also resulted in pricing pressure on revenue. Cost cutting measures have been taken by management to mitigate margin erosion. The softer long-term outlook resulted in a lower valuation for the reporting unit. As a result of the 2014 impairment test, the Goodwill balances at these institutions were entirely written off.

Note 8. Land Use Rights

        The Company has acquired rights to use certain properties for periods ranging from 20 to 899 years. The land use rights recorded for AMEA have a combined net carrying value of $42,321 and $46,544 at December 31, 2016 and 2015, respectively. The land use rights recorded for Europe have a net carrying value of $1,445 and $1,983 at December 31, 2016 and 2015, respectively. The land use rights recorded for the LatAm region have a net carrying value of $1,509 and $1,809 at December 31, 2016 and 2015, respectively.

        The land use rights recorded at net carrying value on the Company's Consolidated Balance Sheets are summarized as follows:

December 31,	2016	2015
Cost	$48,733	$52,617
Less: Accumulated amortization	(3,458)	(2,281)

Land use rights, net	$45,275	$50,336

        Amortization expense of land use rights was $1,460, $1,496 and $1,547 for the years ended December 31, 2016, 2015 and 2014, respectively. As discussed in Note 17, Related Party Transactions, during the year ended December 31, 2014, Hunan International Economics University (HIEU) wrote off land use rights with a net carrying value of approximately $4,350 related to several parcels of land for which it no longer has land use rights.

        As of December 31, 2016, amortization expense related to land use rights for the next five years and thereafter is as follows:

2017	$1,371
2018	1,371
2019	1,371
2020	1,371
2021	1,371
Thereafter	38,420

Total	$45,275

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 9. Debt

        Outstanding long-term debt was as follows:

December 31,	2016	2015
Senior long-term debt:
Senior Secured Credit Facility (stated maturity dates June 2018, June 2019 and March 2021), net of discount	$1,497,869	$2,084,093
Senior Notes due 2019 (stated maturity date September 2019), net of discount	1,388,036	1,436,214

Total senior long-term debt	2,885,905	3,520,307
Other debt:
Lines of credit	66,081	74,335
Notes payable and other debt	650,184	738,684

Total senior and other debt	3,602,170	4,333,326
Capital lease obligations and failed sale-leaseback financings	250,842	247,256

Total long-term debt	3,853,012	4,580,582
Less: total unamortized deferred financing costs	44,648	69,294
Less: current portion of long-term debt	178,989	192,354

Long-term debt, less current portion	$3,629,375	$4,318,934

        As of December 31, 2016, aggregate annual maturities of the senior and other debt, excluding capital lease obligations and sale-leaseback financings, were as follows:

December 31, 2016	Senior and Other Debt
2017	$163,226
2018	385,055
2019	1,493,344
2020	129,239
2021	1,234,992
Thereafter	206,287

Total	3,612,143
Less: discount, net	(9,973)

Total senior and other debt	$3,602,170

        The estimated fair value of our debt was determined using observable market prices, as the majority of our securities, including the Senior Secured Credit Facility and the Senior Notes due 2019, are traded in a brokered market. The fair value of our remaining debt instruments approximates carrying value based on their terms. As of December 31, 2016 and 2015, our long-term debt was

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 9. Debt (Continued)

classified as Level 2 within the fair value hierarchy, based on the frequency and volume of trading in the brokered market.

	December 31, 2016		December 31, 2015
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Total senior and other debt	$3,602,170	$3,632,853	$4,333,326	$3,482,417

Senior Secured Credit Facility

Overview

        On June 16, 2011, we amended and restated our Credit Agreement dated as of August 17, 2007 (as amended and restated, and as further amended from time to time, our Amended and Restated Credit Agreement or, the Senior Secured Credit Facility), in order to, among other things, extend maturity dates. Pursuant to this amendment and restatement, certain lenders in the syndicate: (1) extended the maturity dates applicable to $155,000 of our then-existing $400,000 revolving line of credit facility from August 2013 to June 2016, (2) converted $245,000 of then-existing revolving loans and revolving credit commitments into term loans that mature in June 2018, and (3) extended the maturity dates applicable to three series term loans, totaling $858,896 of aggregate principal, from August 2014 to June 2018. In addition, some existing lenders increased the amount of their revolver commitments and new lenders became lenders with respect to the revolving credit facility that originally was scheduled to mature in June 2016. As a result of this amendment and restatement, the credit facilities under our Amended and Restated Credit Agreement on June 16, 2011 were composed of:

  1.
  The senior secured term loan facility, primarily consisting of the approximately $1,104,000 extended term loan (the 2018 Extended Term Loan); and

  2.
  $300,000 revolving line of credit facility.

        In December 2011, the borrowing capacity under our revolving line of credit facility was increased to $350,000. Also, during 2011 and 2013, the Company entered into joinders to the Amended and Restated Credit Agreement for additional loans totaling approximately $785,000, all of which were on the same terms as the 2018 Extended Term Loan. These additional loan agreements included the Series A-2018 New Term Loan, the Series B New Term Loans, the Series B Additional Term Loans and the Additional New Series 2018 Extended Term Loans. With the respect to the 2018 Extended Term Loan, the Series A-2018 New Term Loan, the Series B New Term Loans, the Series B Additional Term Loans and the Additional New Series 2018 Extended Term Loans, we were required to make fixed quarterly principal payments in an aggregate amount equal to $4,722 per quarter, prior to the Fifth Amendment as described below. All unpaid principal and interest on these loans shall be paid in full in June 2018. As of December 31, 2015 these loans had an aggregate outstanding balance of $1,814,832 (net of debt discount of $105), and an interest rate of 5.00%.

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 9. Debt (Continued)

Senior Secured Credit Facility—Amendments to Credit Agreement

        On June 3, 2016, we entered into an amendment (the Fifth Amendment) to our Amended and Restated Credit Agreement in order to, among other things, extend maturity dates on approximately $1,526,000 of the approximately $1,810,100 of then-outstanding term loans from June 2018 to March 17, 2021. Effectiveness of the Fifth Amendment was subject to the satisfaction of certain conditions including, (i) the closing of the sale of the Glion and Les Roches hospitality management schools and our operations in France, (ii) the prepayment of $300,000 to the holders of the term loans who have agreed to extend their maturity, and (iii) the further amendment of the Amended and Restated Credit Agreement pursuant to which certain of the lenders thereunder holding revolving credit commitments would have agreed to extend the maturity date of the revolving line of credit facility to a date on or after March 8, 2019. These conditions were satisfied and the Fifth Amendment became effective on July 29, 2016. In connection with this amendment we recorded a Loss on debt extinguishment of $15,682 during the third quarter related to the write off of unamortized deferred financing costs.

        The approximately $1,226,000 of remaining term loans with a maturity date of March 17, 2021 will be referred to as the 2021 Extended Term Loan, and the approximately $284,100 of term loans with a maturity date of June 2018 will continue to be referred to as the 2018 Extended Term Loan. The 2021 Extended Term Loan has an initial interest rate equal to the London Interbank Offered Rate (LIBOR) +7.50%, or if borrowed as Alternate Base Rate (ABR) loans, ABR + 6.50%. The margins shall be increased by 0.50% each quarter, commencing with the fiscal quarter ending September 30, 2016; provided that in no event shall the LIBOR margin exceed 8.50% or the ABR margin exceed 7.50%. Upon the consummation of a qualified equity offering or a qualified public offering or a combination thereof, as defined in the agreement, the LIBOR margin will be immediately reduced to 7.50% and the ABR margin will be immediately reduced to 6.50%. There will be no floor on LIBOR or ABR (other than the Federal Funds Rate may not be less than zero) for the 2021 Extended Term Loan. As of December 31, 2016, for the 2021 Extended Term Loan, the margin for LIBOR loans was 8.50% and the margin for ABR loans was 7.50%. All of the outstanding 2021 Extended Term Loans were LIBOR loans as of December 31, 2016 and had a total interest rate of 9.37%. As discussed further in Note 11, Commitments and Contingencies, on January 23, 2017, the Company consummated a qualified equity offering by issuing Series A Preferred Stock in an aggregate amount of $400,000. Accordingly, effective January 23, 2017, the 2021 Extended Term Loan's LIBOR margin was immediately reduced to 7.50% and the ABR margin was immediately reduced to 6.50%.

        The Fifth Amendment also provided that if a qualified equity offering or a qualified public offering or combination thereof, of the Company did not occur on or before August 15, 2017, the Company would have been required to make an additional scheduled payment of principal on the 2021 Extended Term Loan in the amount of $62,500 on August 16, 2017. Since the Company completed the qualified equity offering on January 23, 2017, this additional payment will not be required.

        On July 7, 2016, we executed an amendment (the Sixth Amendment) to the Amended and Restated Credit Agreement with our revolving credit lenders to, among other things, extend the maturity date of the revolving line of credit facility to June 7, 2019, subject to the closing of the Fifth Amendment and other conditions needing to be satisfied. The Sixth Amendment also reduced the borrowing capacity of the revolving line of credit facility from $350,000 to $325,000. The conditions for

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 9. Debt (Continued)

the effectiveness of the Sixth Amendment were satisfied and the Sixth Amendment became effective on July 29, 2016. The revolving line of credit facility has an initial interest rate equal to the same rate that was in effect at June 30, 2016, LIBOR + 3.75%, or if borrowed as ABR loans, ABR + 2.75%. The margins shall be increased by 0.50% each quarter, commencing with the fiscal quarter ending September 30, 2016; provided that in no event shall the LIBOR margin exceed 4.75% or the ABR margin exceed 3.75%. Upon the consummation of a qualified equity offering or a qualified public offering or combination thereof, the LIBOR margin will be immediately reduced to 3.75% and the ABR margin will be immediately reduced to 2.75%. As of December 31, 2016, the LIBOR margin was 4.75% and the ABR margin was 3.75%. Since the Company consummated a qualified equity offering on January 23, 2017, on that date the LIBOR margin on the revolving credit facility was immediately reduced to 3.75% and the ABR margin was immediately reduced to 2.75%.

Conditions for Accelerated Maturity of 2021 Extended Term Loan

        If on the date that is 91 days prior to September 1, 2019 more than $250,000 of the principal amount of the Senior Notes due 2019 is outstanding, then the 2021 Extended Term Loan maturity date shall be the date that is 91 days prior to September 1, 2019.

Conditions for Accelerated Maturity of Revolving Line of Credit Facility

        As described above, the lenders have agreed to extend the maturity date of the revolving line of credit facility to June 7, 2019; provided, however, that if on the date that is 91 days prior to September 1, 2019 more than $250,000 of the principal amount of the Senior Notes due 2019 is outstanding, then the maturity date of the revolving line of credit facility shall be the date that is 91 days prior to September 1, 2019. Further, if on the date that is 91 days prior to the maturity date of the 2018 Extended Term Loan more than $250,000 of the principal amount of the 2018 Extended Term Loan is outstanding, then the maturity date of the revolving line of credit facility shall be the date that is 91 days prior to the 2018 Extended Term Loan maturity date.

Revolving Line of Credit Facility

        Borrowings under our revolver bear interest at a rate per annum which, at our option, can be either a LIBOR or an ABR plus, in each case, a margin. For LIBOR revolving borrowings, the interest period is set at our option for a period of one, two, three, six, nine or 12 months. ABR revolving borrowings have no interest period and the interest rate on any ABR revolving borrowing is subject to change when the underlying indices change. In addition, our Amended and Restated Credit Agreement provides for the payment of a commitment fee based on the daily unused portion of our revolver. The commitment fee rate of 0.625% per annum is payable quarterly in arrears. As of December 31, 2015, prior to completing the Sixth Amendment described above, LIBOR loans under our revolver accrued interest at the applicable LIBOR rate plus a 3.75% margin, and were subject to a floor of 1.25%. Interest on ABR revolving borrowings accrued at the ABR (which is the higher of the Federal Funds rate plus 0.50% or the prime rate for the agent bank) plus a 2.75% margin. The ABR with respect to our revolver was subject to a floor of 2.25%.

        On July 7, 2015, we amended our Senior Secured Credit Facility, in order to extend the maturity date of our revolving line of credit facility from June 2016 to March 2018. As a result of this

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 9. Debt (Continued)

amendment, during the third quarter of 2015 we wrote off $331 of unamortized debt issuance costs associated with the old revolver as Loss on debt extinguishment, as several of the original creditors did not participate in the new revolver. In addition, in July 2015 we paid approximately $11,300 in debt issuance costs related to the modification. The debt issuance costs that were paid in connection with the modification were capitalized and will be amortized through interest expense over the extended term of the revolver.

        At December 31, 2016, there was no balance outstanding under our revolver. At December 31, 2015, the total amount outstanding under our revolver was $269,261, which consisted entirely of LIBOR loans at an interest rate of 5.00%.

Default Interest

        In the event that we fail to pay all or a portion of the principal and interest amounts when due, the interest rates under our Senior Secured Credit Facility will be increased by 2.00% from the date of such non-payment to the date on which the payment is paid in full.

Guarantee

        As of the effective date of the Amended and Restated Credit Agreement, all obligations under our Senior Secured Credit Facility are unconditionally guaranteed by the same subsidiaries that were guarantors under the original Credit Agreement. Pursuant to Supplement No. 2 to the Guarantee dated as of July 15, 2011, Exeter Street Holdings LLC, a Maryland limited liability company subsidiary, became an additional guarantor of the obligations under our Senior Secured Credit Facility. On August 13, 2015, Supplement No. 2 to the Foreign Obligations Guarantee was signed pursuant to which LEI China Limited and Exeter Street Holdings Sdn Bhd became Foreign Obligation Guarantors.

Senior Secured Credit Facility Outstanding

        The multi-currency revolving line of credit facility, the 2021 Extended Term Loan, and the 2018 Extended Term Loan are collectively referred to as the "Senior Secured Credit Facility." As of December 31, 2016, the $1,497,869 balance of the Senior Secured Credit Facility consists of $1,216,058 in the 2021 Extended Term Loan and $281,811 in the 2018 Extended Term Loan; the revolver had a balance of $0. As of December 31, 2015, the $2,084,093 balance of the Senior Secured Credit Facility consists of $1,814,832 in the 2018 Extended Term Loan, the Series A-2018 New Term Loan, the Series B New Term Loans, the Series B Additional Term Loans, and the Additional New Series 2018 Extended Term Loans, and the revolver of $269,261.

Senior Secured Credit Facility Borrowers and Guarantors

        Laureate Education, Inc. (the U.S. Borrower) is the borrower under our Senior Secured Credit Facility. Iniciativas Culturales de España S.L. (the Foreign Borrower) is a borrower only under a portion of the revolver of our Senior Secured Credit Facility.

        All of Laureate's required United States legal entities, excluding Walden University, LLC (Walden), Kendall College (Kendall), NewSchool of Architecture and Design (NewSchool), National Hispanic University (NHU) and St. Augustine, are guarantors of the Senior Secured Credit Facility,

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 9. Debt (Continued)

and all of the guarantors' assets, both real and intangible, are pledged as collateral. Certain Walden assets are also pledged as collateral, including all of Walden's United States receivables other than Title IV student loans, all of its copyrights, patents, and trademarks. As of December 31, 2016 and 2015, the carrying value of the Walden receivables and intangibles pledged as collateral was $409,971 and $404,331, respectively. Additionally, not more than 65% of the shares held directly by United States guarantors in non-domestic subsidiaries are pledged as collateral. There is also a separate guarantee and pledge agreement for the Foreign Borrower sub-facility of the revolver (the Spanish Tranche). The Spanish Tranche is secured by certain of the Foreign Borrower's assets, including intercompany loans and shares owned in other non-domestic subsidiaries, to secure the foreign obligations. Of the $325,000 revolving line of credit facility noted above, we can borrow up to $100,000 under the Spanish Tranche.

Senior Notes due 2019

Overview

        On July 25, 2012, we completed an offering of $350,000 aggregate principal amount of 9.250% Senior Notes due 2019 (the Senior Notes due 2019 or, the Senior Notes). The net proceeds received from the debt offering were used to repay a portion of our senior secured multi-currency revolving credit facility.

        On November 13, 2012, we completed an offering of $1,050,000 aggregate principal amount of additional 9.250% Senior Notes due 2019. The notes are treated as a single series with the $350,000 of Senior Notes due 2019 that were issued in July 2012. The notes were issued at a price of 97.750% of face amount, resulting in an original debt discount of $23,625, which is being amortized to interest expense over the term of the notes. The Company used the net proceeds from the sale of the additional Senior Notes due 2019 to repay other outstanding indebtedness.

        As discussed further in Note 13, Share-based Compensation, and Note 17, Related Party Transactions, on December 29, 2015 we issued $50,046 aggregate principal amount of Senior Notes due 2019 to the participants of the nonqualified share-based deferred compensation arrangement. On December 30, 2016, we issued $10,453 aggregate principal amount of Senior Notes due 2019 to the participants of the nonqualified share-based deferred compensation arrangement. As discussed further below, on June 15, 2016, Laureate also repurchased $62,500 aggregate principal amount of Senior Notes due 2019 at par value, plus accrued and unpaid interest and special interest from certain existing holders of the notes.

        The Senior Notes due 2019 are fully and unconditionally guaranteed, jointly and severally, on an unsecured senior basis, by each of Laureate's wholly owned domestic subsidiaries that guarantee Laureate's obligations under the Senior Secured Credit Facility. The Senior Notes due 2019 rank junior to the Senior Secured Credit Facility.

        As of December 31, 2016, the Senior Notes due 2019 had an outstanding balance of $1,388,036, net of the remaining debt discount of $9,963. As of December 31, 2015, the Senior Notes due 2019 had an outstanding balance of $1,436,214, net of the remaining debt discount of $13,832. From and after September 1, 2015, we may redeem all or part of the Senior Notes due 2019 at redemption prices starting at 106.938% of the principal amount thereof and decreasing from there each year thereafter

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 9. Debt (Continued)

until September 1, 2018, plus accrued and unpaid interest. From and after September 1, 2018, we may redeem all or part of the Senior Notes due 2019 at a redemption price of 100%, plus accrued and unpaid interest.

        The interest rate for the Senior Notes due 2019 is fixed at 9.25%, excluding the special interest discussed below, and is payable semi-annually in arrears on March 1 and September 1 each year.

Registration of Senior Notes due 2019

        Laureate and its guarantors agreed to (1) file a registration statement with the SEC with respect to a registered offer to exchange the Senior Notes due 2019 for new notes having terms substantially identical in all material respects to the outstanding notes (except that the new notes will not contain transfer restrictions or provide for special interest); or (2) file a shelf registration for the resale of the notes. We were required to use all commercially reasonable efforts to cause the registration statement to be declared effective on or before July 25, 2014. Since the registration statement was not declared effective by July 25, 2014, we have incurred special interest at a rate equal to 0.25% per annum for the first 90-day period of the outstanding indenture indebtedness on the outstanding notes, 0.50% per annum for the next 90-day period, and 0.75% thereafter, as liquidated damages until the registration statement is declared effective and the exchange offer is completed.

        The requirement to register the Senior Notes due 2019 qualifies as a "registration payment arrangement" under ASC 825-20, "Financial Instruments—Registration Payment Arrangements." ASC 825-20 requires us to record a liability if we determine that it is probable that consideration, such as special interest, will be paid to the counterparty under the registration payment arrangement, and if that consideration can be reasonably estimated. Accordingly, we have recorded a liability for the amount of special interest on the Senior Notes due 2019 that we have determined to be probable and estimable based on our expected timing of registration as of each balance sheet date. As of December 31, 2016 and 2015, we had a total contingent liability for special interest on the Senior Notes due 2019 of $8,400 and $8,100, respectively, recorded in Accrued expenses and Other long-term liabilities in our Consolidated Balance Sheets, through a corresponding adjustment to Interest expense in our Consolidated Statement of Operations.

Senior Notes due 2019—Note Exchange Transaction

        On April 15, 2016, Laureate entered into separate, privately negotiated note exchange agreements (the Note Exchange Agreements) with certain existing holders (the Existing Holders) of our outstanding Senior Notes due 2019, pursuant to which we will exchange $250,000 in aggregate principal amount of Senior Notes for shares of Company common stock. We expect the exchange to be completed within one year after the consummation of an initial public offering of our common stock that generates gross proceeds of at least $400,000 or 10% of the equity value of the Company (a Qualified Public Offering). The number of shares of common stock issuable will equal 104.625% of the aggregate principal amount of Senior Notes to be exchanged, or $261,600, divided by the initial public offering price per share of common stock in the Qualified Public Offering, and the shares shall be identical to the shares issued to unaffiliated investors in the Qualified Public Offering. Following the Qualified Public Offering, but prior to the exchange, the Senior Notes subject to the exchange will continue to receive interest at the same rate as the Senior Notes that are not subject to the exchange.

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 9. Debt (Continued)

        Pursuant to the Note Exchange Agreements, on June 15, 2016, Laureate also repurchased from the Existing Holders $62,500 aggregate principal amount of Senior Notes at par value, plus accrued and unpaid interest and special interest. In connection with this repayment we recorded a Loss on debt extinguishment of $1,681 during the second quarter related to the write off of unamortized deferred financing costs and discount. The Note Exchange Agreements provided that, within 60 days after the consummation of a Qualified Public Offering, at the option of the Existing Holders or their transferees, we will repurchase up to an additional $62,500 aggregate principal amount of Senior Notes at the redemption price set forth in Section 3.07 of the indenture governing the Senior Notes that is applicable as of the date of pricing of the Qualified Public Offering, plus accrued and unpaid interest and special interest (the Subsequent Repurchase). On March 1, 2017, in accordance with the Note Exchange Agreements, we repurchased Senior Notes with an aggregate principal amount of $22,556 at a repurchase price of 104.625% of the aggregate principal amount for a total payment of $23,599.

        The Note Exchange Agreements would have terminated if a Qualified Public Offering had not been consummated on or before August 15, 2017, and the exchange of $250,000 in aggregate principal amount of Senior Notes for shares of common stock and the Subsequent Repurchase would not have occurred. As discussed in Note 1, Description of Business, on February 6, 2017, the Company completed an initial public offering of its common stock, at an initial public offering price per share of $14.00, that qualified as a Qualified Public Offering. Upon consummation of all of the transactions described above, we will retire approximately $335,000 in aggregate principal amount of Senior Notes. The Note Exchange Agreements were accounted for as a debt modification.

Certain Covenants

        Our senior long-term debt contains certain negative covenants including, among others: (1) limitations on additional indebtedness; (2) limitations on dividends; (3) limitations on asset sales, including the sale of ownership interests in subsidiaries and sale-leaseback transactions; and (4) limitations on liens, guarantees, loans or investments. In connection with the extension of our revolving line of credit facility in July 2015, we are now subject to a Consolidated Senior Secured Debt to Consolidated EBITDA, as defined in the bank agreement, financial maintenance covenant beginning in the third quarter of 2015. The maximum ratio, as defined, is 5.30x, 4.50x and 3.50x at December 31, 2015, 2016 and 2017, respectively. The ratios as of December 31, 2016 and 2015 were 2.79x and 3.91x, respectively. In addition, notes payable at some of our locations contain financial maintenance covenants. We are in compliance with our debt covenants and expect to be for the next 12 months.

Loss on Debt Extinguishment

        During the year ended December 31, 2016, Laureate recorded a Loss on debt extinguishment of $17,363. In connection with the Note Exchange Agreements in the second quarter of 2016, we recorded a Loss on debt extinguishment of $1,681 related to the write off of unamortized deferred financing costs and discount. In connection with the Fifth Amendment to the Amended and Restated Credit Agreement, in the third quarter of 2016 we recorded a Loss on debt extinguishment of $15,682 related to the write off of unamortized deferred financing costs.

        During the year ended December 31, 2015, Laureate recorded a Loss on debt extinguishment of $1,263, of which $932 was related to mortgage breakage fees paid as a part of the Swiss sale-leaseback

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 9. Debt (Continued)

transaction discussed in Note 3, Dispositions and Asset Sales, and $331 which was related to the July 2015 extension of the maturity date for the revolving line of credit facility under the Senior Secured Credit Facility, as discussed above.

        During the year ended December 31, 2014, Laureate recorded a Loss on debt extinguishment of $22,984 that was almost entirely related to the purchase of previously leased property in Brazil and settlement of the related lease obligation. In connection with the 2010 acquisition of Universidade Potiguar (UNP), Laureate entered into a lease agreement for certain property, which was accounted for as a failed sale-leaseback and recorded as a lease asset and liability. The sellers had a right to put the property to Laureate, which they exercised in December 2014. Laureate recorded the excess of the approximately $29,300 purchase price over the capital lease liability as Loss on debt extinguishment in accordance with ASC 470-50, "Modifications and Extinguishments."

Debt Issuance Costs

        Amortization of debt issuance costs and accretion of debt discounts that are recorded in Interest expense in the Consolidated Statements of Operations totaled $23,200, $26,100 and $24,400 for the years ended December 31, 2016, 2015 and 2014, respectively. During the years ended December 31, 2016, 2015 and 2014, we paid and capitalized a total of $11,582, $13,020 and $3,282, respectively, in debt issuance costs. Certain unamortized debt issuance costs were written off in 2016 and 2015 in connection with debt agreement amendments discussed above, which resulted in a Loss on debt extinguishment of $17,363 and $1,263, respectively. As of December 31, 2016 and 2015, our unamortized debt issuance costs were $44,648 and $69,294, respectively.

Currency and Interest Rate Swaps

        The interest and principal payments for Laureate's senior long-term debt arrangements are to be paid primarily in USD. Our ability to make debt service payments is subject to fluctuations in the value of the USD relative to foreign currencies, because a majority of our operating cash used to make these payments is generated by subsidiaries with functional currencies other than USD. As part of our overall risk management policies, Laureate has entered into a foreign currency swap contract and floating-to-fixed interest rate swap contracts. See Note 14, Derivative Instruments, for further disclosures.

Other Debt

Lines of Credit

        Individual Laureate subsidiaries have the ability to borrow pursuant to unsecured lines of credit and similar short-term borrowing arrangements (collectively, lines of credit). The lines of credit are available for working capital purposes and enable us to borrow for and repay until those lines mature.

        Interest rates on our lines of credit ranged from 1.75% to 20.00% at December 31, 2016, and 5.08% to 20.00% at December 31, 2015. Our weighted-average short-term borrowing rate was 6.49% and 7.98% at December 31, 2016 and 2015, respectively.

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 9. Debt (Continued)

        Laureate's aggregate lines of credit (outstanding balances plus available borrowing capacity) were $125,681 and $114,706 as of December 31, 2016 and 2015, respectively. At December 31, 2016 and 2015, the aggregate outstanding balances on our lines of credit were $66,081 and $74,335, respectively, which are included in the current portion of long-term debt. Accordingly, the available borrowing capacity under our lines of credit was $59,600 and $40,371 at December 31, 2016 and 2015, respectively.

Notes Payable

        Notes payable include mortgages payable that are secured by certain fixed assets. The notes payable have varying maturity dates and repayment terms through 2030. These loans contain certain financial maintenance covenants and Laureate is in compliance with these covenants. Interest rates on notes payable ranged from 3.00% to 18.53% and 2.30% to 19.04% at December 31, 2016 and 2015, respectively.

        On May 12, 2016, two of UVM Mexico's outstanding loans that originated in 2007 and 2012 and were both scheduled to mature in May 2021 were refinanced and combined into one loan. The maturity date of the combined loan was extended to May 15, 2023. Principal repayments were suspended until May 15, 2018. The new refinanced loan carries a variable interest rate based on the 28-day Mexican Interbanking Offer Rate (TIIE), plus the applicable margin. The applicable margin for the interest calculation is established based on the ratio of debt to EBITDA, as defined in the agreement. Interest is paid monthly commencing on May 15, 2016. The outstanding balance of the loan on May 12, 2016 was MXN 2,224,600 (US $120,527 at that date). As of December 31, 2016, the interest rate on the loan was 8.94% and the outstanding balance on the loan was $107,793. As of December 31, 2015, the combined outstanding balance on these loans was approximately $128,800.

        In addition to the loans above, in August 2015, UVM Mexico entered into an agreement with a bank for a loan of MXN 1,300,000 (approximately US $79,000 at the time of the loan). The loan carries a variable interest rate (8.09% and 5.87% at December 31, 2016 and 2015, respectively) and matures in August 2020. As of December 31, 2016 and 2015, the outstanding balance of this loan was $62,992 and $75,271, respectively.

        The Company has also obtained financing to fund the construction of two new campuses at one of our institutions in Peru, Universidad Peruana de Ciencias Aplicadas. As of December 31, 2016 and 2015, the outstanding balance on the loans was $47,833 and $60,553, respectively, and had a weighted average interest rate of 7.97% and 7.74%, respectively. These loans have varying maturity dates with the final payment due in October 2022. As of December 31, 2016 and 2015, $22,365 and $26,371, respectively, of the outstanding balances on the loans were payable to an institutional investor that is a minority shareholder of Laureate.

        In May 2014, the Company obtained financing to fund the construction of a new campus at one of our institutions in Panama. As of both December 31, 2016 and 2015, the outstanding balance on this loan was $25,000. This loan is payable to an institutional investor that is a minority shareholder of Laureate. It has a fixed interest rate of 8.11% and matures in 2024.

        Laureate has outstanding notes payable at HIEU in China. As of December 31, 2016 and 2015, the outstanding balance on the loans was $61,862 and $90,426, respectively. The interest rates on these

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 9. Debt (Continued)

loans ranged from 4.75% to 4.99% per annum as of December 31, 2016 and from 4.75% to 7.84% per annum as of December 31, 2015. These notes are repayable in installments with the final installment due in November 2019.

        Laureate has outstanding notes payable at a real estate subsidiary in Chile. As of December 31, 2016 and 2015, the outstanding balance on the loans was $62,695 and $55,047, respectively. The interest rates on these loans range from 4.80% to 8.08% per annum as of December 31, 2016 and from 5.64% to 9.58% per annum as of December 31, 2015. These notes are repayable in installments with the final installment due in August 2028.

        On December 20, 2013, Laureate acquired THINK and financed a portion of the purchase price by borrowing AUD 45,000 (US $32,310 at December 31, 2016) under a syndicated facility agreement in the form of two term loans of AUD 22,500 each. The syndicated facility agreement also provided for additional borrowings of up to AUD 20,000 (US $14,360 at December 31, 2016) under a capital expenditure facility and a working capital facility. The first term loan (Facility A) had a term of five years and principal was payable in quarterly installments of AUD 1,125 (US $808 at December 31, 2016) beginning on March 31, 2014. The second term loan (Facility B) had a term of five years and the total principal balance of AUD 22,500 was payable at its maturity date of December 20, 2018. In June 2016, these loan facilities were amended and restated. As a result of this amendment and a repayment of AUD 11,000 (approximately $8,100 at the date of payment), Facility A has been amended to be a term loan of AUD 10,000 ($7,180 at December 31, 2016), and principal is repayable in quarterly installments of AUD 833 ($598 at December 31, 2016) beginning on September 30, 2016. Facility A bears interest at a variable rate plus a margin of 2.50%, and the final balance is payable at its maturity date of December 20, 2018. Facility B has been amended to be a revolving facility of up to AUD 15,000 ($10,770 at December 31, 2016) and any balance outstanding is repayable at its maturity date of December 20, 2018. Facility B bears interest at a variable rate plus a margin of 2.75%. The capital expenditure facility and working capital facility now provide for total additional borrowings of up to AUD 15,000 (US $10,770 at December 31, 2016). As of December 31, 2016, the interest rates on Facility A and Facility B were 4.29% and 4.55%, respectively, and as of December 31, 2015, the interest rates on Facility A and Facility B were 4.68% and 4.98%, respectively. The terms of the syndicated facility agreement required THINK to enter into an interest rate swap within 45 days from the agreement's December 20, 2013 effective date, in order to convert at least 50% of the AUD 45,000 of term loan debt from a variable interest rate to a fixed interest rate. Accordingly, on January 31, 2014, THINK executed an interest rate swap agreement to satisfy this requirement and converted AUD 22,500 (US $16,155 at December 31, 2016) of the variable rate component of the term loan debt to a fixed interest rate of 3.86%. This interest rate swap was not designated as a hedge for accounting purposes. As of December 31, 2016 and 2015, $16,753 and $25,696, respectively, was outstanding under these loan facilities.

        As discussed in Note 4, Acquisitions, Laureate acquired FMU on September 12, 2014 and financed a portion of the purchase price by borrowing amounts under two loans that totaled BRL 259,139 (approximately US $110,310 at the borrowing date). The loans require semi-annual principal payments beginning at BRL 6,478 in October 2014 and increasing to a maximum of BRL 22,027 beginning in October 2017 and continuing through their maturity dates in April 2021. As of December 31, 2016 and 2015, the outstanding balance of these loans was $59,841 and $58,865, respectively. Both loans mature

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 9. Debt (Continued)

on April 15, 2021 and bear interest at an annual variable rate of CDI plus 3.7% (approximately 17% and 18% at December 31, 2016 and 2015, respectively).

        On November 18, 2015, the Company entered into an agreement with two banks to borrow a total of EUR 100,000 (approximately US $106,500 at the agreement date) for a term of 10 years at a fixed annual interest rate of 3%. The loan is collateralized by real estate at one of our campuses in Spain and requires 40 quarterly principal payments of EUR 1,875 beginning in February 2016, and a final principal payment of EUR 25,000 upon maturity of the loan, in November 2025. As of December 31, 2016 and 2015, the outstanding balance on this loan was $96,570 and $107,100, respectively.

        Laureate has outstanding notes payable at Universidad Privada del Norte (UPN), one of our institutions in Peru. During 2016, the Company borrowed an additional $37,098 and made payments of $24,480. These loans all have interest rates ranging from 3.34% to 8.70% and varying maturity dates through December 2024. As of December 31, 2016 and 2015, these loans had a balance of $44,452 and $31,822, respectively.

Capital Lease Obligations and Sale-Leaseback Financings

        Capital leases and sale-leaseback financings, primarily relating to real estate obligations, are included in debt and have been recorded using interest rates ranging from 1.00% to 42.87%. During 2016 and 2015, we had additions to assets and liabilities recorded as sale-leaseback financings and build-to-suit arrangements of $10,333 and $8,147, respectively. We had assets under capital leases and sale-leaseback financings, net of accumulated amortization, of $193,767 and $210,840 at December 31, 2016 and 2015, respectively,. The amortization expense for capital lease assets is recorded in Depreciation and amortization expense.

        The aggregate maturities of our total future value and present value of the minimum capital lease payments and payments related to sale-leaseback financings at December 31, 2016 were as follows:

	Future Value of Payments	Interest	Present Value of Payments
2017	$45,905	$30,142	$15,763
2018	54,022	29,554	24,468
2019	42,172	27,913	14,259
2020	35,920	26,780	9,140
2021	41,284	24,990	16,294
Thereafter	267,964	97,046	170,918

Total	$487,267	$236,425	$250,842

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 10. Leases

        Laureate conducts a significant portion of its operations from leased facilities. These facilities include our corporate headquarters, other office locations, and many of Laureate's higher education facilities. The terms of these operating leases vary and generally contain renewal options. Some of the operating leases provide for increasing rents over the terms of the leases. Laureate also leases certain equipment under noncancellable operating leases, which are typically for terms of 60 months or less. Total rent expense under these leases is recognized ratably over the initial term of each lease. Any difference between the rent payment and the straight-line expense is recorded as an adjustment to the liability or as a prepaid asset.

        Laureate has entered into sublease agreements for certain leased office space. These agreements allow us to annually adjust rental income to be received for increases in gross operating rent and related expenses.

        Future minimum lease payments and sublease income at December 31, 2016, by year and in the aggregate, under all noncancellable operating leases and subleases are as follows:

	Lease Payments	Sublease Income
2017	$192,928	$247
2018	173,842	186
2019	157,305	96
2020	147,488	—
2021	136,449	—
Thereafter	666,386	—

Total	$1,474,398	$529

        Rent expense, net of sublease income, for all cancellable and noncancellable leases was $216,309, $234,003 and $230,941 for the years ended December 31, 2016, 2015 and 2014, respectively.

Note 11. Commitments and Contingencies

Noncontrolling Interest Holder Put Arrangements and Company Call Arrangements

        The following section provides a summary table and description of the various noncontrolling interest holder put arrangements that Laureate had outstanding as of December 31, 2016. As further described in Note 2, Significant Accounting Policies, Laureate has elected to accrete changes in the arrangements' redemption values over the period from the date of issuance to the earliest redemption date. The redeemable noncontrolling interests are recorded at the greater of the accreted redemption value or the traditional noncontrolling interest. Until the first exercise date, the put instruments' reported values may be lower than the final amounts that will be required to settle the minority put arrangements. As of December 31, 2016, the carrying value of all noncontrolling interest holder put arrangements was $15,246, which includes accreted incremental value of $15,537 in excess of traditional noncontrolling interests.

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 11. Commitments and Contingencies (Continued)

        If the minority put arrangements were all exercisable at December 31, 2016, Laureate would be obligated to pay the noncontrolling interest holders an estimated amount of $15,643, as summarized in the following table:

December 31, 2016	Nominal Currency	First Exercisable Date	Estimated Value as of December 31, 2016 redeemable within 12-months:	Reported Value
Noncontrolling interest holder put arrangements
INTI Education Holdings Sdn Bhd (INTI)—10%	MYR	Current	$9,070	$9,070
Pearl Retail Solutions Private Limited and Creative Arts Education Society (Pearl)—45%	INR	June 30, 2017	6,517	6,120
Stamford International University (STIU)—Puttable preferred stock of TEDCO	THB	Current	56	56

Total noncontrolling interest holder put arrangements			15,643	15,246
Puttable common stock—currently redeemable	USD	Current	5	5
Puttable common stock—not currently redeemable	USD	*	—	8,625

Total redeemable noncontrolling interests and equity			$15,648	$23,876

*
Contingently redeemable

INR: Indian Rupee

THB: Thai Baht

        Laureate's noncontrolling interest put arrangements are specified in agreements with each noncontrolling interest holder. The terms of these agreements determine the measurement of the redemption value of the put options based on a non-GAAP measure of earnings before interest, taxes, depreciation and amortization (EBITDA, or recurring EBITDA), the definition of which varies for each particular contract.

        Commitments and contingencies are generally denominated in foreign currencies.

INTI

        As part of the acquisition of INTI, formerly known as Future Perspective, Sdn Bhd, the noncontrolling interest holders of INTI had put options denominated in MYR to require the Company to purchase the remaining noncontrolling interest. As of December 31, 2016, there is one put option remaining for the holder of the approximately 10% minority interest. The put option for the approximately 10% noncontrolling interest holder is exercisable for the 30-day period commencing after issuance of the audited financial statements for each of the years ending December 31, 2012 through December 31, 2025. The holder may exercise his option to sell all of his equity interest to the Company for a purchase price that is equal to defined multiples of recurring EBITDA. Purchase price multiples have been defined as eight times up to the first MYR 40,000 (approximately $8,900 at December 31, 2016) of EBITDA plus six times EBITDA above this amount. This put option expires after the 30-day

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 11. Commitments and Contingencies (Continued)

period related to delivery of the 2025 audited financial statements. As of December 31, 2016, the Company recorded $9,070 for this arrangement in Redeemable noncontrolling interests and equity on its Consolidated Balance Sheet.

        The Company has call options to purchase any or all of the remaining 10% noncontrolling interest. The call option for the noncontrolling interest can be exercised during the 30-day period commencing after the issuance of the audited financial statements for each of the years ending December 31, 2012 through December 31, 2025. The call option price is eight times recurring EBITDA, as defined in the agreement. This call option had no impact on the Company's financial statements as of December 31, 2016.

Pearl

        As part of the acquisition of Pearl, the minority owners have a put option to require Laureate to purchase the remaining 45% noncontrolling interest, and Laureate has a call option to require the minority owners to sell to Laureate up to 35% of the total equity of Pearl that is still owned by the noncontrolling interest holders (i.e. approximately 78% of the remaining 45% noncontrolling interest). The put option was previously exercisable beginning in 2015 and the call option was previously exercisable beginning in 2016. However, on March 29, 2016, Laureate and the minority owners amended the put and call option agreements. As part of this amendment, Laureate and the minority owners agreed to not exercise their put or call options anytime prior to the date that Pearl's audited statutory financial statements for the fiscal year ending March 31, 2017 are presented to Pearl's board, which is estimated to be approximately June 30, 2017. The put option is then initially exercisable for a period of 15 days.

        The amended put option allows the minority owners to sell a portion or all of their 45% equity interest. If the minority owners sell more than a 35% equity interest during this initial exercise period, the put option price is equal to 6.5 times EBITDA for the first 35%, and 6.0 times EBITDA for the remaining percentage up to 10%, less long-term liabilities and plus net current assets for the immediately preceding fiscal year ending on March 31, multiplied by the minority interest percentage being acquired. Prior to this change, the EBITDA multiple was 6.0 times EBITDA for the entire 45% equity interest.

        The amended call option allows the Company to acquire up to 35% of the equity interest from the minority owners at the same purchase price as that of the minority owners' put option for the first 35% equity interest. The exercise period of the call option starts from the date on which Pearl's audited statutory financial statements for the fiscal year ending March 31, 2017 are presented to Pearl's board, and ends 15 days from the date on which Pearl's audited statutory financial statements for the fiscal year ending March 31, 2018 are presented to Pearl's board.

        In the event any equity shares continue to be held by the minority owners after the exercise of above put and call options, the minority owners have a second put option to sell to Laureate their remaining equity interest, up to 10%, at a price of 6.5 times EBITDA less long-term liabilities and plus net current assets for the calendar year ending December 31, 2020, multiplied by the minority interest percentage being acquired. The exercise period for the second put option starts from the date on which Pearl's audited statutory financial statements for the calendar year ending December 31, 2020 are

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 11. Commitments and Contingencies (Continued)

presented to Pearl's board, and ends 15 days from the date on which Pearl's audited statutory financial statements for the calendar year ending December 31, 2021 are presented to Pearl's board.

        After all of the above, in the event any equity shares continue to be held by the minority owners, Laureate then has a call option to purchase all of the remaining shares held by the minority owners at a price of 6.5 times EBITDA, less long-term liabilities and plus net current assets for the immediately preceding calendar year ending on December 31, 2022, multiplied by the noncontrolling interest percentage being sold. The call option exercise period is 15 days from the date Pearl's audited statutory financial statements for the calendar year ending on December 31, 2022 are presented to Pearl's board.

        In any event, the put option and call option prices are subject to a floor and a ceiling, as prescribed in the agreement. The put floor and ceiling are applicable through 2017, and the call floor and ceiling are applicable through 2018. As of December 31, 2016, the amount recorded in Redeemable noncontrolling interests and equity on the Consolidated Balance Sheet is $6,120. This call option had no impact on the Company's financial statements as of December 31, 2016.

St. Augustine

        On March 24, 2016, the noncontrolling interest holders of St. Augustine notified Laureate of their election to exercise their put option, which required Laureate to purchase the remaining noncontrolling interest of 20%. Accordingly, this noncontrolling interest became a mandatorily redeemable financial instrument on the put option exercise date and was recognized as a liability at its estimated redemption value in accordance with ASC 480, "Distinguishing Liabilities from Equity." Under the terms of the agreement, the put option purchase price is based on 7.0 times Adjusted EBITDA of St. Augustine, as defined in the agreement, for the twelve months ended as of the last day of the fiscal quarter most recently ended prior to the date on which notice of exercise is given; multiplied by the percentage interest being acquired. In June 2016, we acquired the remaining 20% noncontrolling interest in St. Augustine for a purchase price of $24,997. This payment was included in Payments to purchase noncontrolling interests in the Consolidated Statement of Cash Flows.

Uni IBMR

        In 2015, we entered into a commitment to purchase the remaining 10% minority interest in Uni IBMR for a purchase price of BRL 2,500. The agreement closed on March 10, 2016 and we paid BRL 2,500 (US $668 at the payment date), which was included in Payments to purchase noncontrolling interests in the Consolidated Statement of Cash Flows. Additional purchase price could be paid post closing if certain contingent sale conditions are met.

Puttable Common Stock—Termination Agreement (Currently Redeemable)

        During 2008, in connection with a termination agreement, a Laureate employee who held shares of the Company's common stock was granted a contractual right to put shares back to Laureate at a price equal to the fair market value of our common stock at the time of exercise (the put right). This put right is exercisable annually during the 45-day period subsequent to the stockholder's receipt of Laureate's annual appraisal, and we account for the puttable common stock as contingently redeemable securities. The put right terminated upon the initial public offering of Laureate's common stock on

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 11. Commitments and Contingencies (Continued)

February 6, 2017. Since the stock was currently redeemable at December 31, 2016 and 2015, we recognized its fair value, the maximum redemption amount, as temporary equity. As of December 31, 2016 and 2015, $5 and $6, respectively, of puttable common stock was included in Redeemable noncontrolling interests and equity on the Consolidated Balance Sheets, and one thousand shares remained outstanding as of each balance sheet date.

Puttable Common Stock—Director Stockholder Put (Not Currently Redeemable)

        Each of the individual director stockholders of Laureate has entered into a stockholder's agreement with Laureate and Wengen. The director stockholder's agreement makes all shares of common stock subject to a stockholder put option at the fair market value of the stock. The stockholder put option is only exercisable upon the loss of capacity to serve as a director due to death or disability (as defined in the stockholder's agreement). The director stockholder put option expires only upon a change in control of Laureate.

        Since the put option can only be exercised upon death or disability, we account for the common stock as contingently redeemable equity instruments that are not currently redeemable and for which redemption is not probable. Accordingly, the redeemable equity instruments are presented in temporary equity based on their initial measurement amount, as required by ASC 480-10-S99, "Distinguishing Liabilities from Equity—SEC Materials." No subsequent adjustment of the initial measurement amounts for these contingently redeemable securities is necessary unless the redemption of these securities becomes probable. Accordingly, the amount presented as temporary equity for the contingently redeemable common stock outstanding is its issuance-date fair value.

        As of December 31, 2016 and 2015, $3,125 and $2,397, respectively, of contingently redeemable common stock attributable to director stockholder puts was included in Redeemable noncontrolling interests and equity on the Consolidated Balance Sheets.

Put Right on Share-Based Awards Granted to Executive (Not Currently Redeemable)

        During the first quarter of 2015, the Company and an executive entered into an agreement whereby this executive was granted certain put rights on his share-based awards once they become vested. The put right would have become exercisable in 2018 if certain events had not occurred by that time. As a result, we reclassified permanent equity to temporary equity for equity awards relating to approximately 750 shares of common stock that, as of December 31, 2016, were contingently redeemable. As of December 31, 2016, $5,500 of contingently redeemable common stock attributable to this put right was included in Redeemable noncontrolling interests and equity on the Consolidated Balance Sheets. This put right expired at the time of the IPO in February 2017.

Series A Convertible Redeemable Preferred Stock Offering

        On December 4, 2016, we signed a subscription agreement with six investors, including KKR and Snow Phipps, both of which are affiliates of ours, pursuant to which we agreed to issue and sell to those investors an aggregate of 400 shares of a new series of our convertible redeemable preferred stock (the Series A Preferred Stock), consisting of 23 shares of Series A-1 Preferred Stock and 377 shares of Series A-2 Preferred Stock, in a private offering for total net proceeds of approximately

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 11. Commitments and Contingencies (Continued)

$383,000. Closing of this transaction, for 343 shares, occurred on December 20, 2016 and we received net proceeds, after issuance costs, of approximately $328,000. One investor funded a portion of its purchase price for 57 shares, equal to $57,000 (approximately $55,000 net of issuance costs), on January 18, 2017 and the remainder on January 23, 2017. The issuance costs will be accreted to the carrying value of the Series A Preferred Stock over the five-year redemption period described below. The proceeds from the Series A Preferred Stock offering have and will be used to, among other things, repay a portion of our outstanding debt, including our revolving credit facility. Since the Series A Preferred Stock issuance generated gross proceeds in an aggregate amount of $400,000, it was a "qualified equity offering", as defined in the Fifth Amendment to our Amended and Restated Credit Agreement. See Note 9, Debt, for further discussion.

        Dividends on the Series A Preferred Stock compound quarterly and, if not paid in shares of Series A Preferred Stock on a quarterly basis or in cash, accrue when, as and if declared by the board of directors of the Company, on each share of Series A Preferred Stock as follows: (i) from the issue date and continuing through and including the second anniversary of the issue date, 10.0% per year; (ii) from the second anniversary of the issue date and continuing through and including the third anniversary of the issue date, 13.0% per year; and (iii) from the third anniversary of the issue date and thereafter, 16.0% per year. Unless we elect to pay the dividend in cash, dividends are automatically paid to the holder thereof in shares of Series A Preferred Stock or accrue. For any period in which dividends on the Series A Preferred Stock are paid in cash, the dividend rate is reduced by 75 basis points. The Certificate of Designations prohibits the Company from declaring dividends (other than stock dividends to junior securities that are subordinated in all respects to the dividends payable to shares of Series A Preferred Stock, all in accordance with the Certificate of Designations) on any other class or series of its capital stock as long as the Series A Preferred Stock is outstanding. The defined dividend rate in the Certificate of Designations for the Series A-2 Preferred Stock includes a provision that requires the Company to pay a higher rate than the dividend rates described above if any dividends greater than those rates are paid on the Company's Class A common stock. However, in the calculation of earnings per share, while these shares of Series A-2 Preferred Stock are deemed for accounting purposes only as participating securities, we do not expect any impact on diluted earnings per share since the possibility of these shares receiving the higher rate dividend is considered remote.

        Each holder of shares of Series A Preferred Stock may elect to convert all of its shares of Series A Preferred Stock into shares of our Class A common stock upon the closing of a sale of the Company or Wengen and in the event Wengen no longer exclusively controls the Company, in each case at a 15% discount to the implied equity value of the Company at the closing of the applicable transaction. In addition, both the Company and each holder of shares of Series A Preferred Stock may elect to convert all of the shares of Series A Preferred Stock into shares of our Class A common stock at any time after our initial public offering commencing on the earlier to occur of one day following the first anniversary of the closing of our initial public offering and the Follow-on Conversion Date (as defined in the Certificate of Designations). The shares of Series A Preferred Stock shall generally convert at a 15% discount to the lesser of the price per share at which the Company's shares of Class A common stock were sold to the public in the Company's initial public offering or the 30 day trailing price per share of our Class A common stock, but in no case shall the conversion price be less than 75% of the price at which the shares of our Class A common stock are sold to the public. As described in Note 1, Description of Business, the Company consummated a qualified initial public offering (QIPO) on

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 11. Commitments and Contingencies (Continued)

February 6, 2017, and, as a result, any shares of Series A Preferred Stock that remain outstanding on the date that is one day following the first anniversary of the closing of the QIPO are automatically converted into shares of our Class A common stock. The Certificate of Designations defined a QIPO as an initial underwritten public offering of common stock by the Company on or prior to August 15, 2017 with net cash proceeds to the Company of not less than $450,000. In certain circumstances, the Company and the holders of the Series A Preferred Stock have the right to delay a conversion for a period of 90 days following a proposed conversion date. We are not permitted to convert any shares of Series A Preferred Stock until there is an effective registration statement available to the holders of the Series A Preferred Stock which provide the holders the opportunity to register at least an amount of shares of our Class A common stock equal to the Priority Amount, as defined in the Certificate of Designations. The QIPO generated net cash proceeds of approximately $456,500. For the period from the December 20, 2016 issuance date through December 31, 2016, we have recorded accretion on the Series A Preferred Stock of $1,719, and as of December 31, 2016 the Series A Preferred Stock has a carrying value of $332,957.

        The shares of Series A Preferred Stock are redeemable at our option at any time (subject to certain limitations involving the price of our Class A common stock) and by the holders after the fifth anniversary of the issue date at a redemption price per share equal to 1.15 multiplied by the sum of the issue amount per share plus any accrued and unpaid dividends. If we fail to redeem the shares of Series A Preferred Stock when required after the fifth anniversary of the issue date, the holders of the Series A Preferred Stock are entitled to certain remedies, including the ability to take control of a majority of our Board of Directors and cause a sale of the Company and/or cause us to raise debt or equity capital in an amount sufficient to redeem the remaining outstanding shares of Series A Preferred Stock. The Series A Preferred Stock will be accreted up to its stated redemption value using a constant yield approach. The Series A Preferred Stock also includes a Beneficial Conversion Feature (BCF) that was contingent on a QIPO, as defined above, which was consummated on February 6, 2017. As a result, the Company will record the BCF in the first quarter of 2017 at its estimated fair value of approximately $260,000. Beginning in the first quarter of 2017, the accretion of this BCF will reduce net income available to common stockholders in the calculation of earnings per share.

Other Loss Contingencies

        Laureate is subject to legal actions arising in the ordinary course of its business. In management's opinion, we have adequate legal defenses, insurance coverage, and/or accrued liabilities with respect to the eventuality of such actions. We do not believe that any settlement would have a material impact on our Consolidated Financial Statements. Refer to Note 19, Legal and Regulatory Matters, for a discussion of certain matters.

Contingent Liabilities for Taxes

        In May 2012, a Brazilian state supreme court ruling declared that a law passed by one of its municipal governments was unconstitutional. This municipal law, passed in the third quarter of 2010, had nullified certain tax assessments against one of our institutions in Brazil. As a result of the May 2012 state supreme court ruling, we recorded a liability for these tax contingencies of approximately $20,100. During 2013, the Company revised its estimate for this Brazil tax contingency and recorded an

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 11. Commitments and Contingencies (Continued)

additional $3,800. During the fourth quarter of 2013, we settled this tax assessment with the municipality and paid the entire liability. We initiated legal proceedings under the purchase agreement arbitration provisions against the former owners to recover the amounts paid for this tax contingency as the liability stems exclusively from the pre-acquisition period. During the year ended December 31, 2014, we reached a settlement with the former owners and recorded a gain of approximately $6,700 in Operating income.

        As of December 31, 2016 and 2015, Laureate has recorded cumulative liabilities totaling $67,192 and $73,775, respectively, for taxes other-than-income tax, principally payroll-tax-related uncertainties due to acquisitions of companies primarily in LatAm. The changes in this recorded liability are related to new acquisitions, interest and penalty accruals, changes in tax laws, expirations of statutes of limitations, settlements and changes in foreign currency exchange rates. The terms of the statutes of limitations on these contingencies vary but can be up to 10 years. This liability is included in Other long-term liabilities on the Consolidated Balance Sheets. We have also recorded current liabilities for taxes other-than-income tax of $1,896 and $4,217, respectively, as of December 31, 2016 and 2015, in Other current liabilities on the Consolidated Balance Sheets. The recorded value of contingent liabilities is reduced when they are extinguished or the related statutes of limitations expire. Changes in the recorded values of non-income tax contingencies and the related indemnification assets impact operating income. The (decrease) increase to operating income for adjustments to non-income tax contingencies and indemnification assets were approximately $(18,800), $(5,600) and $4,600 for the years ended December 31, 2016, 2015 and 2014, respectively.

        In addition, as of December 31, 2016 and 2015, Laureate has recorded cumulative liabilities for income tax contingencies of $103,471 and $139,160, respectively. In addition, we have identified certain tax-related contingencies that we have assessed as being reasonably possible of loss, but not probable of loss, and could have an adverse effect on the Company's results of operations if the outcomes are unfavorable. In most cases, Laureate has received indemnifications from the former owners and/or noncontrolling interest holders of the acquired businesses for contingencies, and therefore, we do not believe we will sustain an economic loss even if we are required to pay these additional amounts. As of December 31, 2016 and 2015, indemnification assets primarily related to acquisition contingencies were $97,607 and $123,904, respectively. These indemnification assets primarily covered contingencies for income taxes and taxes other-than-income taxes.

        Income tax contingencies are disclosed and discussed further in Note 15, Income Taxes.

Other Loss Contingencies

        Laureate has accrued liabilities for certain civil actions against our institutions, a portion of which existed prior to our acquisition of these entities. As of December 31, 2016 and 2015, approximately $18,000 and $14,000, respectively of loss contingencies were included in Other long-term liabilities and Other current liabilities on the Consolidated Balance Sheets. Laureate intends to vigorously defend against these lawsuits.

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 11. Commitments and Contingencies (Continued)

Settlement of Insurance Claims

        In February 2010 and April 2010, earthquakes struck near Concepción, Chile and in the Baja California region of Mexico, respectively, resulting in damage to a number of our locations in those areas. All significant repair work has since been completed, and we filed claims with our insurance carriers for both property damage and business interruption losses. We negotiated in good faith with our insurance carriers regarding disputed amounts of deductibles applied and losses covered; however we were unable to resolve these matters through negotiations. As a result, on October 12, 2011, we filed suit against the relevant insurance carrier in the U.S. District Court for the Southern District of New York (Laureate Education, Inc. v. Insurance Company of the State of Pennsylvania, Case No. 11 CIV 7175), seeking money damages in excess of $11,000, a declaratory judgment that the carrier was obligated to indemnify us for our losses, and our costs, expenses and attorneys' fees. Discovery in this proceeding was completed and the parties both filed motions for summary judgment. On April 3, 2014, the court granted summary judgment for the carrier with respect to the $5,000 in property damage claims, granted summary judgment for us for approximately $900 with respect to one of the business interruption claims, and determined that a trial would be required for the remaining claims, which totaled approximately $4,800, including prejudgment interest. On June 24, 2014, Laureate settled these remaining claims with the insurance carrier for $3,350. The settlement proceeds were received by Laureate on June 30, 2014 and recorded as a reduction of General and administrative expenses during the second quarter of 2014. In December 2014, we reached a final settlement agreement with another party for one of the property damage claims discussed above. The settlement amount was $1,475, and was recorded as a reduction of General and administrative expenses during the fourth quarter of 2014.

Material Guarantees—Student Financing

Chile

        The accredited Chilean institutions in the Laureate network also participate in a government-sponsored student financing program known as Crédito con Aval del Estado (the CAE Program). The CAE Program was formally implemented by the Chilean government in 2006 to promote higher education in Chile for lower socio-economic level students in good academic standing. The CAE Program involves tuition financing and guarantees that are provided by our institutions and the government. As part of the CAE Program, these institutions provide guarantees which result in contingent liabilities to third-party financing institutions, beginning at 90% of the tuition loans made directly to qualified students enrolled through the CAE Program and declining to 60% over time. The guarantees by these institutions are in effect during the period in which the student is enrolled, and the guarantees are assumed entirely by the government upon the student's graduation. When a student leaves one of Laureate's institutions and enrolls in another CAE-qualified institution, the Laureate institution will remain guarantor of the tuition loans that have been granted up to the date of transfer, and until the student's graduation from a CAE-qualified institution. The maximum potential amount of payments our institutions could be required to make under the CAE Program was approximately $479,000 and $428,000 at December 31, 2016 and 2015, respectively. This maximum potential amount assumes that all students in the CAE Program do not graduate, so that our guarantee would not be assigned to the government, and that all students default on the full amount of the CAE-qualified loan

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 11. Commitments and Contingencies (Continued)

balances. As of December 31, 2016 and 2015, we recorded $20,636 and $18,829, respectively, as estimated long-term guarantee liabilities for these obligations, through a reduction of revenues.

        On October 4, 2012, the Chilean Congress approved Law No. 20.634 which amended Law No. 20.027, introducing an interest rate reduction from 6% to 2% on CAE loans. Current students could benefit from the reduction starting in March 2013 if they were current on their payments. The Law also provides that CAE loans cannot exceed the reference price established by the government for the program in which the student is enrolled, that the student begins to make payments 18 months after graduation, and that monthly payments may not exceed 10% of the participant's income if requested by the student. The prior government in Chile had proposed other changes to the student loan program. However, in the second quarter of 2014 the new government that was inaugurated on March 11, 2014 announced the withdrawal of all of the prior administration's higher education proposals and its intent to submit new bills to the Chilean Congress. We cannot predict the extent or outcome of any changes to the student loan system that may be implemented in Chile or whether any such changes may have a material impact on our Consolidated Financial Statements. See Note 2, Significant Accounting Policies.

Material Guarantees—Other

        In conjunction with the purchase of UNP, Laureate pledged all of the acquired shares as a guarantee of our payments of rents as they become due. In the event that we default on any payment, the pledge agreement provides for a forfeiture of the relevant pledged shares. In the event of forfeiture, Laureate may be required to transfer the books and management of UNP to the former owners.

        As discussed in Note 4, Acquisitions, Laureate acquired the remaining 49% ownership interest in UAM Brazil in April 2013. As part of the agreement to purchase the 49% ownership interest, Laureate pledged 49% of its total shares in UAM Brazil as a guarantee of our payment obligations under the purchase agreement. In the event that we default on any payment, the agreement provides for a forfeiture of the pledged shares.

        In connection with the purchase of FMU on September 12, 2014, as described in Note 4, Acquisitions, Laureate pledged 75% of the acquired shares to third-party lenders as a guarantee of our payment obligations under the loans that financed a portion of the purchase price. See Note 9, Debt, for further description of the loans. Laureate pledged the remaining 25% of the acquired shares to the sellers as a guarantee of our payment obligations under the purchase agreement for the seller notes described in Note 5, Due to Shareholders of Acquired Companies. In the event that we default on any payment of the loans or seller notes, the purchase agreement provides for a forfeiture of the relevant pledged shares. Upon maturity and payment of the seller notes in September 2017, the shares pledged to the sellers will be pledged to the third-party lenders until full payment of the loans, which mature in April 2021.

Standby Letters of Credit

        As of December 31, 2016 and 2015, Laureate had outstanding letters of credit (LOCs) of $154,400 and $126,677, respectively, which primarily consisted of the items discussed below.

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 11. Commitments and Contingencies (Continued)

        As of December 31, 2016 and 2015, we had $105,614 and $86,599, respectively, posted as LOCs in favor of the DOE. These LOCs were required for 2016 to allow Walden, Kendall, NewSchool and St. Augustine and, for 2015, Walden, Kendall, NewSchool and NHU LLC to continue participating in the DOE Title IV program. These LOCs are fully collateralized with cash equivalents and certificates of deposit, which were classified as Restricted cash and investments on our December 31, 2016 and 2015 Consolidated Balance Sheets.

        As of December 31, 2016 and 2015, we had $34,746 and $36,527, respectively, posted as cash-collateralized LOCs related to the Spain Tax Audits. See Note 15, Income Taxes, for further detail. The cash collateral for these LOCs was classified as Restricted cash and investments on our December 31, 2016 and 2015 Consolidated Balance Sheets.

Surety Bonds and Other Commitments

        As part of our normal operations, our insurers issue surety bonds on our behalf, as required by various state education authorities in the United States. We are obligated to reimburse our insurers for any payments made by the insurers under the surety bonds. As of December 31, 2016 and 2015, the total face amount of these surety bonds was $12,162 and $3,366, respectively. These bonds are fully collateralized with cash, which is classified as Restricted cash and investments on our December 31, 2016 Consolidated Balance Sheet.

        In November 2016, UAM Brazil had a deadline to enroll in Prouni, a federal program which offers tax benefits designed to increase higher education participation rates in Brazil. It provides private higher education institutions with an exemption from certain federal taxes in exchange for granting partial and full scholarships to low-income students enrolled in traditional and technology undergraduate programs. In order to participate in the program for the next five years, UAM Brazil had to issue the Federal Tax Debt Clearance Certificate. Due to certain pending legal matters, the issuance of this certificate required UAM Brazil to post a guarantee in the amount of $15,300. In connection with the issuance of the guarantee, UAM Brazil obtained a non-collateralized surety bond from a third party in order to secure the guarantee. The cost of the surety bond was $1,400 and is being amortized over the five-year term. The Company believes that this matter will not have a material impact on our Consolidated Financial Statements.

Note 12. Financing Receivables

        Laureate's financing receivables consist primarily of trade receivables related to student tuition financing programs with an initial term in excess of one year. We have offered long-term financing through execution of note receivable agreements with students at some of our institutions. Our disclosures include financing receivables that are classified in our Consolidated Balance Sheets as both current and long-term, reported in accordance with ASC 310, "Receivables."

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 12. Financing Receivables (Continued)

        Laureate's financing receivables balances were as follows:

December 31,	2016	2015
Financing receivables	$29,776	$32,802
Allowance for doubtful accounts	(9,175)	(10,576)

Financing receivables, net of allowances	$20,601	$22,226

        We do not purchase financing receivables in the ordinary course of our business. We may sell certain receivables that are significantly past due. No material amounts of financing receivables were sold during the periods reported herein.

        Delinquency is the primary indicator of credit quality for our financing receivables. Receivable balances are considered delinquent when contractual payments on the loan become past due. Delinquent financing receivables are placed on non-accrual status for interest income. The accrual of interest is resumed when the financing receivable becomes contractually current and when collection of all remaining amounts due is reasonably assured. We record an Allowance for doubtful accounts to reduce our financing receivables to their net realizable value. The Allowance for doubtful accounts is based on the age of the receivables, the status of past-due amounts, historical collection trends, current economic conditions and student enrollment status. Each of our institutions evaluates its balances for potential impairment. We consider impaired loans to be those that are past due one year or greater, and those that are modified as a troubled debt restructuring (TDR). The aging of financing receivables grouped by country portfolio was as follows:

	Chile	Other	Total
As of December 31, 2016
Amounts past due less than one year	$8,711	$834	$9,545
Amounts past due one year or greater	3,899	1,482	5,381

Total past due (on non-accrual status)	12,610	2,316	14,926
Not past due	11,758	3,092	14,850

Total financing receivables	$24,368	$5,408	$29,776

As of December 31, 2015
Amounts past due less than one year	$10,404	$1,166	$11,570
Amounts past due one year or greater	4,048	606	4,654

Total past due (on non-accrual status)	14,452	1,772	16,224
Not past due	11,159	5,419	16,578

Total financing receivables	$25,611	$7,191	$32,802

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 12. Financing Receivables (Continued)

        The following is a rollforward of the Allowance for doubtful accounts related to financing receivables from December 31, 2013 through December 31, 2016, grouped by country portfolio:

	Chile	Other	Total
Balance at December 31, 2013	$(17,835)	$(4,449)	$(22,284)
Charge-offs	6,800	782	7,582
Recoveries	—	—	—
Reclassifications	—	(274)	(274)
Provision	(2,345)	(586)	(2,931)
Currency adjustments	2,317	350	2,667

Balance at December 31, 2014	(11,063)	(4,177)	(15,240)

Charge-offs	3,648	232	3,880
Recoveries	—	4	4
Reclassifications	—	(16)	(16)
Provision	(1,105)	(46)	(1,151)
Currency adjustments	1,280	667	1,947

Balance at December 31, 2015	(7,240)	(3,336)	(10,576)

Charge-offs	4,631	660	5,291
Recoveries	—	(175)	(175)
Reclassifications	—	—	—
Provision	(3,304)	(60)	(3,364)
Currency adjustments	(296)	(55)	(351)

Balance at December 31, 2016	$(6,209)	$(2,966)	$(9,175)

Restructured Receivables

        A TDR is a financing receivable in which the borrower is experiencing financial difficulty and Laureate has granted an economic concession to the student debtor that we would not otherwise consider. When we modify financing receivables in a TDR, Laureate typically offers the student debtor an extension of the loan maturity and/or a reduction in the accrued interest balance. In certain situations, we may offer to restructure a financing receivable in a manner that ultimately results in the forgiveness of contractually specified principal balances. Our only TDRs are in Chile.

        The number of financing receivable accounts and the pre- and post-modification account balances modified under the terms of a TDR during the years ended December 31, 2016, 2015 and 2014 were as follows:

	Number of Financing Receivable Accounts	Pre-Modification Balance Outstanding	Post-Modification Balance Outstanding
2016	676	$3,665	$3,165
2015	1,044	$5,251	$4,796
2014	1,070	$7,002	$6,452

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 12. Financing Receivables (Continued)

        The preceding table represents accounts modified under the terms of a TDR during the year ended December 31, 2016, whereas the following table represents accounts modified as a TDR between January 1, 2015 and December 31, 2016 that subsequently defaulted during the year ended December 31, 2016:

	Number of Financing Receivable Accounts	Balance at Default
Total	360	$1,352

        The following table represents accounts modified as a TDR between January 1, 2014 and December 31, 2015 that subsequently defaulted during the year ended December 31, 2015:

	Number of Financing Receivable Accounts	Balance at Default
Total	705	$2,864

        The following table represents accounts modified as a TDR between January 1, 2013 and December 31, 2014 that subsequently defaulted during the year ended December 31, 2014:

	Number of Financing Receivable Accounts	Balance at Default
Total	726	$4,376

Note 13. Share-based Compensation

        Share-based compensation expense was as follows:

For the years ended December 31,	2016	2015	2014
Stock options, net of estimated forfeitures	$27,543	$23,120	$25,772
Restricted stock awards	10,528	11,000	14,806
Executive profits interest plan	—	—	115

Total non-cash stock compensation	38,071	34,120	40,693
Deferred compensation arrangement	738	4,901	7,653
Stock options liability	—	—	844

Total	$38,809	$39,021	$49,190

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 13. Share-based Compensation (Continued)

Share-based Deferred Compensation Arrangement

        Immediately prior to August 17, 2007 (the Merger Date), Laureate's Chief Executive Officer and another then-member of the Board of Directors held vested equity-based awards which they exchanged on the Merger Date for unfunded, nonqualified share-based deferred compensation arrangements having an aggregate fair value at that time of $126,739. Prior to the occurrence of an initial public offering, each deferred compensation arrangement allowed the participant the potential to earn an amount (at any time, a Plan Balance) equal to the product of (A) the number of "phantom shares" credited to the participant's account, and (B) the lesser of (i) the fair market value per "phantom share" on the Merger Date plus a 5% compounded annual return thereon, and (ii) the fair market value per "phantom share" on the earlier of September 17, 2014 (the Distribution Date) or a change of control. On and after the occurrence of an initial public offering, each deferred compensation arrangement allowed the participant the potential to earn a Plan Balance equal to the product of (A) the number of "phantom shares" credited to the participant's account as of the initial public offering and (B) the fair market value per "phantom share" on the Distribution Date or a change of control, as applicable. Under these deferred compensation arrangements $81,000 was paid out on the Distribution Date. This payment was included in Accounts payable and accrued expenses within the operating activities section of the Consolidated Statement of Cash Flows for the year ended December 31, 2014. The Plan Balances remaining after the Distribution Date accrued interest at a compound annual interest rate of 5%. Under the terms of the plan, the next $81,000 plus accrued interest on the Plan Balances remaining after the Distribution Date would be paid out on the first anniversary of the Distribution Date. The remaining Plan Balance after the first anniversary distribution would be paid out on the second anniversary from the Distribution Date.

        Since Laureate did not consummate an initial public offering prior to the first or second anniversary of the Distribution Date, as applicable, the scheduled distribution was made in cash. Distributions made after Laureate had consummated an initial public offering would generally have been made in shares of Laureate common stock, the number of which would depend on the value of the shares on the date of distribution. Notwithstanding the foregoing, immediately upon a change of control, the arrangements will be terminated and liquidated and the Plan Balances will be distributed in a lump sum. A change of control would generally occur if all or substantially all of the assets of Laureate or more than 50% of our equity interests are sold. Prior to the Distribution Date, we recognize the deferred compensation arrangement expense ratably based on the 5% compounded annual rate of return, which can be reduced based on the estimated fair value of Laureate's common stock if the compounded annual rate of return of Laureate's common stock is less than a 5% compounded annual growth rate. After the Distribution Date, we recognized the deferred compensation arrangement expense ratably based on the 5% compounded annual interest rate. For the years ended December 31, 2016, 2015 and 2014, Laureate recorded share-based compensation expense for this deferred compensation arrangement of $738, $4,901 and $7,653, respectively.

        The participants agreed to extend the payment due on September 17, 2015 (the 2015 Obligation), the first anniversary of the Distribution Date, until December 31, 2015, in order to agree with the Company on a form of payment that we believe more closely aligns with the long-term interests of the Company and our securityholders. On December 29, 2015 (the 2015 Executive DCP Closing Date), we satisfied the 2015 Obligation by paying the participants a total amount of $87,117, including $6,117 in

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 13. Share-based Compensation (Continued)

interest from the Distribution Date to the 2015 Executive DCP Closing Date. The payment consisted of $37,071 in cash and $50,046 in aggregate principal amount of Senior Notes due 2019. The participants agreed not to offer or sell their Senior Notes due 2019, other than to the Company, until 12 months after the 2015 Executive DCP Closing Date. As of December 31, 2015, the total liability recorded for the deferred compensation arrangement was $17,463, which was payable on September 17, 2016, the second anniversary of the Distribution Date, and was therefore recorded as a current liability in Deferred compensation on the 2015 Consolidated Balance Sheet. The participants in the deferred compensation arrangement agreed to extend the payment that was due on September 17, 2016 (the 2016 Executive DCP Obligation), until December 30, 2016. On December 30, 2016, we satisfied the 2016 Executive DCP Obligation by paying the participants a total amount of approximately $18,200. The payment consisted of approximately $7,749 in cash and $10,453 aggregate principal amount of Senior Notes due 2019. Following the satisfaction of the 2016 Executive DCP Obligation, the Company's obligations under the DCPs were satisfied in full. See also Note 9, Debt and Note 17, Related Party Transactions.

2007 Stock Incentive Plan

        In August 2007, the Board of Directors approved the Laureate Education, Inc. 2007 Stock Incentive Plan (2007 Plan). The total shares authorized under the 2007 Plan were 9,232. Shares that are forfeited, terminated, canceled, allowed to expire unexercised, withheld to satisfy tax withholding, or repurchased are available for re-issuance. Any awards that have not vested upon termination of employment for any reason are forfeited. Following the October 2, 2013 modification discussed further below, upon voluntary or involuntary termination without cause (including death or disability), the grantee (or the estate) has a period of time after termination to exercise options vested prior to termination. The 2007 Plan's restricted stock awards have a claw-back feature whereby all vested shares, or the gross proceeds from the sale of those shares, must be returned to Laureate for no consideration if the employee does not abide by the agreed-upon restrictive covenants such as covenants not to compete and covenants not to solicit.

Stock Options Under 2007 Plan

        Stock option awards under the 2007 Plan have a contractual life of 10 years and were granted with an exercise price equal to the fair market value of Laureate's stock at the date of grant. Our option agreements generally divide each option grant equally into options that are subject to time-based vesting (Time Options) and options that are eligible for vesting based on achieving pre-determined performance targets (Performance Options). Prior to the October 2013 modification, discussed below, under the 2007 Plan these performance targets were Pro-rata EBITDA earnings targets. The Time Options generally vest ratably on the first through fifth grant date anniversary. The Performance Options are divided into tranches. Each tranche is eligible to vest annually upon the Board of Directors' determination that Laureate has attained fiscal year earnings (Pro-rata EBITDA, as defined in the agreement) that equal the performance targets (Pro-rata EBITDA targets). These performance targets are set at the time of the award's issuance and, for options outstanding at the time, were amended in August 2010 and October 2013. Our option agreements provide that if our fiscal year earnings are at least 95%, at least 90%, or below 90%, of the applicable earnings target then 75%, 50%, or 0%, respectively, of the applicable Performance Option tranche will vest. The Plan includes a

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 13. Share-based Compensation (Continued)

"catch-up" provision such that, in the event that we do not achieve 100% of the performance target in a particular fiscal year, the Performance Option Tranche may vest in any subsequent year, within eight years from the date of the grant, if and to the extent a greater percentage of a subsequent year's earnings target is achieved. Certain Performance Option awards granted prior to February 2, 2008 also included a separate tranche, equal to 30% of the total performance award, that vested upon the Board of Directors' determination that Laureate had attained a higher earnings target prior to August 17, 2017 (Special 30% Performance Vesting). During 2013, we believed it was probable that we would attain the predetermined higher earnings target for the Special 30% Performance Vesting tranche in 2014; accordingly, we accrued $4,499 additional performance option expense related to this special tranche in 2013. This Special 30% Performance Vesting tranche was fully vested as of December 31, 2014.

        Stock options and restricted stock awards granted under the 2007 Plan have provisions for accelerated vesting if there is a change in control of Laureate. As defined in the 2007 Plan, a change in control would occur if substantially all of the assets of Laureate or more than 50% of our equity interests are sold. If a change in control should occur, all of the outstanding Time Options and unvested restricted stock held by the employees would become fully vested and immediately exercisable. The Performance Options will become immediately exercisable in the event of a change in control only if, and to the extent, the Board of Directors, in its discretion, elects to vest them.

        Compensation expense is recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. For Time Options, expense is recognized ratably over the five-year vesting period. For Performance Options, expense is recognized under a graded expense attribution method, to the extent that it is probable that the stated annual performance target will be achieved and options will vest for any year. We assess the probability of each option tranche vesting throughout the life of each grant.

2007 Plan Stock Option Modifications

        On October 2, 2013, the Compensation Committee of Laureate's Board of Directors modified the 2007 Plan. The modification i) changed the performance metrics and targets for all unvested Performance Options to match the targets of the 2013 Plan beginning with the 2013 target; ii) modified the post termination exercise provisions for resignation, good leaving, death and disability, and retirement to match the termination provision under the 2013 Plan, which is a post termination exercise period of: 90 days for resignation, two years for termination due to death or disability or, after an initial public offering of our common stock, good leaving, and five years for retirement; iii) reallocated the outstanding unvested 2012 performance tranche to vest in the remaining performance years of the grant on a pro-rata basis for only those employees who received stock options awards for first time in 2012; and iv) forfeit all other outstanding unvested 2012 performance options, disallowing the ability to catch up on the vesting, as the performance target was not met. As a result of this modification, we recognized additional Performance Option expense in 2013.

2013 Long-Term Incentive Plan

        On June 13, 2013, Laureate's Board of Directors approved the Laureate Education, Inc. 2013 Long-Term Incentive Plan (2013 Plan), as a successor plan to Laureate's 2007 Plan. The 2013 Plan

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 13. Share-based Compensation (Continued)

became effective in June 2013, following approval by the stockholders of Laureate. No further awards will be made under the 2007 Plan now that the 2013 Plan is effective. Under the 2013 Plan, the Company may grant stock options, stock appreciation rights, unrestricted common stock or restricted stock (collectively, "stock awards"), unrestricted stock units or restricted stock units, and other stock-based awards, to eligible individuals on the terms and subject to the conditions set forth in the 2013 Plan. As of the effective date, the total number of shares of common stock issuable under the 2013 Plan were 7,521, which is equal to the sum of (i) 7,074 shares plus (ii) 447 shares of common stock that were still available for issuance under Laureate's 2007 Plan. In September 2015, the Board of Directors approved an amendment to increase the total number of shares of common stock issuable under the 2013 Plan by 1,219. Shares that are forfeited, terminated, canceled, allowed to expire unexercised, withheld to satisfy tax withholding, or repurchased are available for re-issuance. Any awards that have not vested upon termination of employment for any reason are forfeited. Holders of restricted stock shall have all of the rights of a stockholder of common stock including, without limitation, the right to vote and the right to receive dividends. However, dividends declared payable on performance-based restricted stock shall be subjected to forfeiture at least until achievement of the applicable performance target related to such shares of restricted stock. Any accrued but unpaid dividends on unvested restricted stock shall be forfeited upon termination of employment. Holders of stock units do not have any rights of a stockholder of common stock and are not entitled to receive dividends. All awards outstanding under the 2013 Plan terminate upon the liquidation, dissolution or winding up of Laureate. The 2013 Plan will remain in effect until the earlier of (a) the earliest date as of which all awards granted under the Plan have been satisfied in full or terminated and no shares of common stock are available to be granted or (b) June 12, 2023.

        Stock options, stock appreciation rights and restricted stock units granted under the 2013 Plan have provisions for accelerated vesting if there is a change in control of Laureate. As defined in the 2013 Plan, a change in control means the first of the following to occur: i) a change in ownership of Laureate or Wengen or ii) a change in the ownership of assets of Laureate. A change in ownership of Laureate or Wengen shall occur on the date that more than 50% of the total voting power of the capital stock of Laureate is sold or more than 50% of the partnership interests of Wengen is sold in a single or a series of related transactions. A change in the ownership of assets of Laureate would occur if 80% or more of the total gross fair market value of all of the assets of Laureate are sold during a 12-month period. The gross fair market value of Laureate is determined without regard to any liabilities associated with such assets. Upon consummation of the change in control and an employee's "qualifying termination" (as defined in the employee's award agreement): a) those time-based stock options and stock appreciation rights that would have vested and become exercisable on or prior to the third anniversary of the effective time of change in control would become fully vested and immediately exercisable; b) those performance-based stock options and stock appreciation rights that would have vested and become exercisable had Laureate achieved the performance targets in the three fiscal years ending coincident with or immediately subsequent to the effective time of such change in control, excluding the portion of awards that would have vested only pursuant to any catch-up provisions, would become fully vested and immediately exercisable; c) those time-based restricted stock awards that would have become vested and free of forfeiture risk and lapse restriction on or prior to the third anniversary of the effective time of such change in control would become fully vested and immediately exercisable; d) those performance-based restricted stock awards that would have vested and become free of

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 13. Share-based Compensation (Continued)

forfeiture risk and lapse restrictions had Laureate achieved the target performance in the three fiscal years ending coincident with or immediately subsequent to the effective time of such change in control would become fully vested and immediately exercisable; e) those time-based restricted stock units that would have become vested or earned on or prior to the third anniversary of the effective time of such change in control would become vested and earned and be settled in cash or shares of common stock as promptly as practicable; and f) those performance-based restricted stock units, performance shares and performance units that would have become vested or earned had Laureate achieved the target performance in the three fiscal years ending coincident with or immediately subsequent to the effective time of such change in control would become vested and earned and be settled in cash or shares of common stock as promptly as practicable. After giving effect to the foregoing change in control acceleration, any remaining unvested time-based and performance-based stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance share units shall be forfeited for no consideration.

Share Increase for 2013 Plan

        In December 2016, the Board of Directors and Shareholders approved an amendment to increase the total number of shares of common stock issuable under the 2013 Plan by 3,884.

Stock Options Under 2013 Plan

        Stock option awards under the 2013 Plan generally have a contractual term of 10 years and are granted with an exercise price equal to the fair market value of Laureate's stock at the date of grant. During 2016, 2015 and 2014, we granted various employees stock options for 303, 1,447 and 386 shares respectively. These options vest over a period of five or three years. Of the options granted in 2016, 2015 and 2014, 254, 1,073 and 353, respectively, are Time Options and the remainder are Performance Options. The Performance Options granted under the 2013 Plan are eligible for vesting based on achieving annual pre-determined Equity Value performance targets, as defined in the plan, and the continued service of the employee. The performance based awards include a catch-up provision, allowing the grantee to vest in any year in which a target is missed if a following year's target is achieved as long as the following year is within eight years from the grant date.

        Compensation expense is recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. For Time Options, expense is recognized ratably over the five-year or three-year vesting period. For Performance Options, expense is recognized under a graded expense attribution method, to the extent that it is probable that the stated annual earnings target will be achieved and options will vest for any year. We assess the probability of each option tranche vesting throughout the life of each grant.

Annual Equity Award Grant

        On May 2, 2016, we granted 174 and 136 time-based restricted stock units and performance share units, respectively, with vesting periods over the next three years. The performance share units vest based on achieving a pre-determined annual performance target. In addition, we also granted 132 Time Options with an exercise price equal to the fair market value of Laureate's stock at the date of grant.

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 13. Share-based Compensation (Continued)

These options vest over a three-year period and have a contractual term of 10 years. The total grant date fair value of these awards was approximately $8,800.

Special Retention Award to Executives

        On October 25, 2016, we granted 221 and 71 time-based restricted stock units and performance share units, respectively, to certain executives as a retention initiative. The time-based restricted stock units vest in June 2018. The performance share units vest in June 2018 upon the achievement of pre-determined performance targets. In addition, we granted 114 Time Options and 47 Performance Options with an exercise price of $23.36, the estimated fair market value of Laureate's stock at the grant date. These options have a contractual term of 10 years. The Time Options vest in June 2018. The Performance Options vest in June 2018 upon the achievement of the same pre-determined performance targets mentioned above. The total grant date fair value of these awards was approximately $8,800.

Equity Award Modifications

Stock Option Modification

        In June 2016, we modified all outstanding stock options that were granted under the 2013 Plan, except for stock options that were granted during 2016. The exercise price of the modified options was adjusted to $23.20, the estimated fair market value of our stock at the date of modification. As a result, we modified the exercise price of approximately 5,338 stock options that were granted under the 2013 Plan. This modification resulted in incremental stock compensation expense during the second quarter of approximately $6,000 for options that were vested at the modification date. Additionally, approximately $5,000 of incremental stock compensation expense related to options that were not yet vested at the modification date will be recognized over the remaining vesting period.

Modification of a Former Executive's Award

        In 2014, the Company issued a note payable to a former executive for $3,771 in exchange for vested share-based compensation. We accounted for this as an equity-to-liability award modification. The note has an interest rate of 5% and is payable upon the earlier of the occurrence of certain contingent events, including an IPO, or July 31, 2019.

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 13. Share-based Compensation (Continued)

Stock Option Activity for 2007 and 2013 Plans

        The following tables summarize the stock option activity and the assumptions used to record the related share-based compensation expense for the years ended December 31, 2016, 2015 and 2014:

	2016			2015			2014
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1	11,427	$26.12	$20,339	10,919	$25.84	$48,851	12,102	$25.40	$57,094
Granted	303	$23.29		1,447	$26.72		386	$27.76
Exercised	(245)	$19.57	$899	(460)	$18.76	$3,365	(841)	$19.36	$11,046
Forfeited or expired	(557)	$23.78		(479)	$28.52		(728)	$27.04

Outstanding at December 31	10,928	$21.81	$4,350	11,427	$26.12	$20,339	10,919	$25.84	$48,851
Exercisable at December 31	9,004	$21.48	$4,350	8,293	$24.32	$20,328	7,600	$22.88	$47,812
Vested and expected to vest	10,790	$21.79	$4,350	11,110	$26.08	$20,339	10,499	$25.56	$48,833

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 13. Share-based Compensation (Continued)

	Options Outstanding		Options Exercisable
		Weighted Average Remaining Contractual Terms (Years)		Weighted Average Remaining Contractual Terms (Years)
					Assumption Range*
Exercise Prices	Number of Shares		Number of Shares		Risk-Free Interest Rate	Expected Terms in Years	Expected Volatility
Year Ended December 31, 2016
$18.36 - $19.56	3,601	0.8	3,601	0.8	0.32% - 4.20%	1.90 - 6.95	26.85% - 52.47%
$20.16 - $21.28	353	1.7	353	1.7	0.42% - 3.60%	2.11 - 6.52	33.24% - 52.47%
$21.48 - $21.52	438	3.8	438	3.8	0.68% - 2.63%	3.38 - 6.58	38.16% - 52.47%
$21.68 - $22.32	320	3.1	320	3.1	0.57% - 3.03%	2.18 - 6.52	36.78% - 52.47%
$22.40 - $31.92	6,216	7.1	4,291	6.7	0.73% - 2.86%	4.00 - 7.12	39.03% - 58.84%

Year Ended December 31, 2015
$18.36 - $19.56	3,790	1.8	3,790	1.8	0.32% - 4.20%	1.90 - 6.95	26.85% - 52.47%
$20.16 - $21.28	353	2.7	353	2.7	0.42% - 3.60%	2.11 - 6.52	33.24% - 52.47%
$21.48 - $21.52	516	4.8	512	4.8	0.68% - 2.63%	3.38 - 6.58	38.16% - 52.47%
$21.68 - $22.32	344	4.1	344	4.1	0.57% - 3.03%	2.18 - 6.52	36.78% - 52.47%
$22.88 - $31.92	2,634	8.2	1,108	7.1	0.73% - 2.86%	4.00 - 6.52	39.03% - 58.84%
$34.52	3,788	7.8	2,184	7.8	1.76% - 2.07%	6.02 - 7.12	51.51% - 53.51%

Year Ended December 31, 2014
$18.36 - $19.56	4,308	2.8	4,308	2.8	0.32% - 4.20%	1.90 - 6.95	26.85% - 52.47%
$20.16 - $21.28	376	3.7	376	3.7	0.42% - 3.60%	2.11 - 6.52	33.24% - 52.47%
$21.48 - $21.52	550	5.8	470	5.8	0.68% - 2.63%	3.38 - 6.58	38.16% - 52.47%
$21.68 - $22.32	354	5.1	317	5.1	0.57% - 3.03%	2.18 - 6.52	36.78% - 52.47%
$22.88 - $31.92	1,322	7.7	590	7.2	0.73% - 2.86%	4.00 - 6.52	39.03% - 58.84%
$34.52	4,008	8.8	1,537	8.8	1.76% - 2.07%	6.02 - 7.12	51.51% - 53.51%

*
The expected dividend yield is zero for all options in all years.

        The weighted-average estimated fair value of stock options granted was $12.03, $13.80 and $15.68 per share for the years ended December 31, 2016, 2015 and 2014, respectively.

        As of December 31, 2016, Laureate had $26,556 of unrecognized share-based compensation costs related to stock options outstanding. Of the total unrecognized cost, $23,763 relates to Time Options and $2,793 relates to Performance Options. The unrecognized Time Options expense is expected to be recognized over a weighted-average expense period of 1.89 years.

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 13. Share-based Compensation (Continued)

Non-Vested Restricted Stock and Restricted Stock Units

        The following table summarizes the non-vested restricted stock and restricted stock units activity for the years ended December 31, 2016, 2015 and 2014:

	2016		2015		2014
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1	865	$29.60	694	$32.48	931	$33.76
Granted	655	$23.27	449	$26.28	159	$28.00
Vested	(386)	$29.36	(215)	$31.48	(337)	$33.56
Forfeited	(96)	$26.51	(63)	$31.08	(59)	$34.24

Non-vested at December 31	1,038	$25.97	865	$29.60	694	$32.48

        Restricted stock units granted under the 2013 Plan consist of time-based restricted stock units and performance-based restricted stock units with various vesting periods over the next five years. Performance-based restricted stock units are eligible to vest annually upon the Board of Directors' determination that the annual performance targets are met. The performance targets are the same as for Performance Options, as defined in the 2013 Plan. The performance-based restricted stock units include a catch-up provision, allowing the grantee to vest in any year in which a target is missed if a following year's target is obtained as long as the following year is within eight years from the grant date.

        Restricted stock granted under the 2007 Plan consists of time-based restricted stock with vesting periods of five years.

        The fair value of the non-vested restricted stock awards in the table above is measured using the fair value of Laureate's common stock on the date of grant or the most recent modification date whichever is later.

        As of December 31, 2016, unrecognized share-based compensation expense related to non-vested restricted stock and restricted stock units awards was $18,747. Of the total unrecognized cost, $10,193 relates to time-based restricted stock and restricted stock units and $8,554 relates to performance-based restricted stock units. This unrecognized expense for time-based restricted stock and restricted stock units will be recognized over a weighted-average expense period of 1.51 years.

Shares of Class B Common Stock Deferred for Directors' Fees

        Certain directors have elected to defer their annual compensation in accordance with the provisions of our directors' Deferred Compensation Plan. As of both December 31, 2016 and 2015, 7 shares of Class B common stock remained reserved for future issuance to directors.

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 13. Share-based Compensation (Continued)

Executive Profits Interests

        On behalf of Laureate, Wengen granted to our CEO the Executive Profits Interests award (EPI award). The EPI award contained a time-based portion that vested over a five-year schedule and a performance-based portion that vested to the extent that the Company achieved predetermined earnings targets similar to performance options over a five-year period. This award was fully vested by December 31, 2014.

Note 14. Derivative Instruments

        In the normal course of business, our operations are exposed to fluctuations in foreign currency values and interest rate changes. We may seek to control a portion of these risks through a risk management program that includes the use of derivative instruments.

        The interest and principal payments for Laureate's senior long-term debt arrangements are to be paid primarily in USD. Our ability to make debt payments is subject to fluctuations in the value of the USD against foreign currencies, since a majority of our operating cash used to make these payments is generated by subsidiaries with functional currencies other than USD. As part of our overall risk management policies, Laureate has entered into a foreign currency swap contract and floating-to-fixed interest rate swap contracts. In addition, we occasionally enter into foreign exchange forward contracts to reduce the earnings impact of other non-functional currency-denominated receivables and payables.

        We do not enter into speculative or leveraged transactions, nor do we hold or issue derivatives for trading purposes. We generally intend to hold our derivatives until maturity.

        Laureate reports all derivatives at fair value. These contracts are recognized as either assets or liabilities, depending upon the derivative's fair value. Gains or losses associated with the change in the fair value of these swaps are recognized in our Consolidated Statements of Operations on a current basis over the term of the contracts, unless designated and effective as a hedge. For swaps that are designated and effective as cash flow hedges, gains or losses associated with the change in fair value of the swaps are recognized in our Consolidated Balance Sheets as a component of Accumulated Other Comprehensive Income (AOCI) and amortized into earnings as a component of Interest expense over the term of the related hedged items.

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 14. Derivative Instruments (Continued)

        The reported fair value of our derivatives, which are primarily classified in Derivative instruments on our Consolidated Balance Sheets, were as follows:

December 31,	2016	2015
Derivatives designated as hedging instruments:
Current liabilities:
Interest rate swaps	$5,218	$—
Long-term liabilities:
Interest rate swaps	—	13,250
Derivatives not designated as hedging instruments:
Current assets:
Cross currency and interest rate swaps	—	238
Long-term assets:
Contingent redemption features—Series A Preferred Stock	4,464	—
Current liabilities:
Cross currency and interest rate swaps	—	688
Long-term liabilities:
Cross currency and interest rate swaps	7,420	5,662
Interest rate swaps	330	414

Total derivative instrument assets	$4,464	$238

Total derivative instrument liabilities	$12,968	$20,014

Derivatives Designated as Hedging Instruments

Interest Rate Swaps

        In September 2011, Laureate entered into two forward interest rate swap agreements with notional amounts of $450,000 and $300,000, respectively. We have designated these derivatives as cash flow hedges. The swaps were associated with existing debt, and effectively fix interest rates on existing variable-rate borrowings in order to manage our exposure to future interest rate volatility. Both swaps have an effective date of June 30, 2014 and mature on June 30, 2017. The terms of the swaps require Laureate to pay interest on the basis of fixed rates of 2.61% on the $450,000 notional amount swap and 2.71% on the $300,000 notional amount swap, and receive interest for both swaps on the basis of three-month LIBOR, with a floor of 1.25%. The gain or loss on these swaps is deferred in AOCI and will be reclassified into earnings as a component of Interest expense in the same period during which the hedged forecasted transactions will affect earnings. Laureate determines the effectiveness of these swaps using the hypothetical derivative method. During the years ended December 31, 2016, 2015 and 2014, the amount of gain or loss recognized in income on the ineffective portion of derivative instruments designated as hedging instruments was $0, as the swaps were 100% effective. During the next 12 months, approximately $5,200 is expected to be reclassified from AOCI into income. As of December 31, 2016 and 2015, these interest rate swaps had an estimated fair value of $5,218 and $13,250, respectively.

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 14. Derivative Instruments (Continued)

        The table below shows the total recorded unrealized gain (loss) of these swaps in Comprehensive income (loss). The impact of derivative instruments designated as hedging instruments on Comprehensive income (loss), Interest expense and AOCI for the years ended December 31, 2016, 2015 and 2014 were as follows:

	Gain (Loss) Recognized in Comprehensive Income (Loss) (Effective Portion)
					Loss Reclassified from AOCI to Income (Effective Portion)
				Income Statement Location
	2016	2015	2014		2016	2015	2014
Interest rate swaps	$8,032	$5,629	$(733)	Interest expense	$(10,660)	$(10,660)	$(5,374)

Derivatives Not Designated as Hedging Instruments

Derivatives related to Series A Preferred Stock Offering

        The Company has identified several derivatives associated with the issuance of the Series A Preferred Stock that is discussed in Note 11, Commitments and Contingencies. The embedded derivatives are related to certain contingent redemption features of the Series A Preferred Stock. On December 20, 2016, the date of closing for the first tranche of funding for the Series A Preferred Stock, the fair value of these derivatives was estimated to be an asset of $2,729, which was bifurcated from the carrying value of the Series A Preferred Stock. As of December 31, 2016, the fair value of these derivatives was estimated to be an asset of $4,464 and was recorded in Other assets on the Consolidated Balance Sheet. The increase in estimated fair value from the December 20, 2016 issuance date to December 31, 2016 of $1,735 was recorded as unrealized gain on derivatives in the Consolidated Statement of Operations, since these derivatives are not designated as hedges for accounting purposes.

CLP to Unidad de Fomento (UF) Cross Currency and Interest Rate Swaps

        The cross currency and interest rate swap agreements are intended to provide a better correlation between our debt obligations and operating currencies. In 2010, one of our subsidiaries in Chile entered into four cross currency and interest rate swap agreements. One of the swaps matures on December 1, 2024, and the remaining three mature on July 1, 2025 (the CLP to UF cross currency and interest rate swaps). The UF is a Chilean inflation-adjusted unit of account. The four swaps have an aggregate notional amount of approximately $31,000, and convert CLP-denominated, floating-rate debt to fixed-rate UF-denominated debt. The CLP to UF cross currency and interest rate swaps were not designated as hedges for accounting purposes. As of December 31, 2016 and 2015, these swaps had an estimated fair value of $7,420 and $5,662, respectively.

THINK Interest Rate Swaps

        Laureate acquired THINK on December 20, 2013, and financed a portion of the purchase price by borrowing AUD 45,000 (US $32,310 at December 31, 2016) under a syndicated facility agreement in the form of two term loans of AUD 22,500 each. The terms of the syndicated facility agreement required THINK to enter into an interest rate swap within 45 days from the agreement's December 20,

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 14. Derivative Instruments (Continued)

2013 effective date, in order to convert at least 50% of the AUD 45,000 of term loan debt from a variable interest rate based on the BBSY bid rate, an Australia bank rate, to a fixed interest rate. Accordingly, on January 31, 2014, THINK executed an interest rate swap agreement with an original notional amount of AUD 22,500 to satisfy this requirement and converted AUD 22,500 (US $16,155 at December 31, 2016) of the variable rate component of the term loan debt to a fixed interest rate of 3.86%. The notional amount of the swap decreases quarterly based on the terms of the agreement, and the swap matures on December 20, 2018. This interest rate swap was not designated as a hedge for accounting purposes, and had an estimated fair value of $330 and $414 at December 31, 2016 and 2015, respectively, which was recorded in Derivative instruments as a long-term liability.

USD to Swiss Franc (CHF) Foreign Currency Forward Swaps

        In March 2016, Laureate entered into a CHF to USD deal-contingent forward exchange swap agreement with a notional amount of CHF 320,000. The purpose of the swap was to mitigate risk of foreign currency exposure related to the sale of Glion and Les Roches Hospitality Management Schools, as discussed in Note 3, Dispositions and Asset Sales. The forward contract matured on June 14, 2016, the closing date of the sale, resulting in a realized loss of $10,297. The deal contingent forward exchange swap was not designated as a hedge for accounting purposes.

        In November 2015, Laureate entered into a USD to CHF foreign exchange forward swap agreement. We executed an initial conversion of CHF 14,000 to US $14,113. In December 2015, Laureate entered into two USD to CHF foreign exchange forward swap agreements. We executed an initial conversion of CHF 16,000 to US $16,470 using two swaps. For accounting purposes, the swaps were not designated as a hedging instrument. These swaps were settled during the year ended December 31, 2016 for a net realized loss of approximately $100.

        In May 2015, Laureate entered into a USD to CHF foreign exchange forward swap agreement. The swap was intended to hedge the currency effects of the strengthening USD for anticipated cash outlays in CHF over the seven months subsequent to the execution date for a tax payment, along with expected working capital requirements. We executed an initial conversion of CHF 9,700 to US $10,325. The swap matured during the first quarter of 2016 for a realized loss of $635. For accounting purposes, the swap was not designated as a hedging instrument.

USD to Euro Foreign Currency Forward Swaps

        In connection with the sale of the institutions in France that is discussed in Note 3, Dispositions and Asset Sales, Laureate entered into EUR to USD foreign exchange forward contracts, in order to lock in the amount of USD proceeds that we will receive upon closing of the transaction. The total forward contracts were EUR 200,000, of which EUR 100,000 was deal contingent and EUR 100,000 was not contingent on the deal closing. The contracts discussed above matured and were settled by July 20, 2016, the closing date of the sale, resulting in a total realized gain on derivatives of $4,634.

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 14. Derivative Instruments (Continued)

        Components of the reported Loss on derivatives not designated as hedging instruments in the Consolidated Statements of Operations were as follows:

For the years ended December 31,	2016	2015	2014
Unrealized Gain (Loss)
Contingent redemption features—Series A Preferred Stock	$1,735	$—	$—
Cross currency and interest rate swaps	(873)	(2,133)	25,725
Interest rate swaps	84	145	4,076

	946	(1,988)	29,801
Realized Loss
Contingent redemption features—Series A Preferred Stock	—	—	—
Cross currency and interest rate swaps	(6,811)	(407)	(27,788)
Interest rate swaps	(219)	(212)	(5,114)

	(7,030)	(619)	(32,902)
Total Gain (Loss)
Contingent redemption features—Series A Preferred Stock	1,735	—	—
Cross currency and interest rate swaps	(7,684)	(2,540)	(2,063)
Interest rate swaps	(135)	(67)	(1,038)

Loss on derivatives, net	$(6,084)	$(2,607)	$(3,101)

Credit Risk and Credit-Risk-Related Contingent Features

        Laureate's derivatives expose us to credit risk to the extent that the counterparty may possibly fail to perform its contractual obligation. The amount of our credit risk exposure is equal to the fair value of the derivative when any of the derivatives are in a net gain position. As of December 31, 2016, the fair value of derivatives in a gain position were $4,464. As of December 31, 2015, our derivatives in a gain position were immaterial.

        Laureate has limited its credit risk by only entering into derivative transactions with highly rated major financial institutions. We have not entered into collateral agreements with our derivatives' counterparties. At December 31, 2016, two institutions, which were rated A1, one institution which was rated A3, and one institution which was rated Aa2 by the global rating agency of Moody's Investors Service, accounted for all of Laureate's derivative credit risk exposure.

        Laureate's agreements with its derivative counterparties contain a provision under which we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to a default on the indebtedness. As of December 31, 2016 and 2015, we had not breached any default provisions and had not posted any collateral related to these agreements. If we had breached any of these provisions, we could have been required to settle the obligations under the derivative agreements for an amount that we believe would approximate their estimated fair value of $12,968 as of December 31, 2016 and $20,014 as of December 31, 2015.

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 15. Income Taxes

        Significant components of the Income tax (expense) benefit on earnings from continuing operations were as follows:

For the years ended December 31,	2016	2015	2014
Current:
United States	$(3,414)	$(6,304)	$(4,749)
Foreign	(91,571)	(126,597)	(119,190)
State	(166)	(392)	(258)

Total current	(95,151)	(133,293)	(124,197)
Deferred:
United States	(3,323)	(4,629)	(99)
Foreign	32,300	19,319	164,426
State	1,173	873	(1,070)

Total deferred	30,150	15,563	163,257

Total income tax (expense) benefit	$(65,001)	$(117,730)	$39,060

        For the years ended December 31, 2016, 2015 and 2014, foreign income from continuing operations before income taxes was $923,636, $105,919 and $83,760, respectively. For the years ended December 31, 2016, 2015 and 2014, domestic loss from continuing operations before income taxes was $492,539, $306,528 and $285,431, respectively.

        Significant components of deferred tax assets and liabilities arising from continuing operations were as follows:

December 31,	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$983,202	$908,664
Depreciation	72,159	54,227
Deferred revenue	52,693	48,669
Allowance for doubtful accounts	30,379	24,005
Deferred compensation	61,837	66,687
Unrealized loss	71,587	82,464
Nondeductible reserves	40,690	31,537
Interest	10,728	18,311

Total deferred tax assets	1,323,275	1,234,564
Deferred tax liabilities:
Investment in subsidiaries	107,400	111,761
Amortization of intangible assets	371,668	376,764
Other	153	1,226

Total deferred tax liabilities	479,221	489,751
Net deferred tax assets	844,054	744,813
Valuation allowance for net deferred tax assets	(1,154,008)	(1,092,951)

Net deferred tax liabilities	$(309,954)	$(348,138)

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 15. Income Taxes (Continued)

        At December 31, 2016 and 2015, undistributed earnings from foreign subsidiaries totaled $1,827,228 and $1,153,953, respectively. We have not recognized deferred tax liabilities for these undistributed earnings because we believe that they will be indefinitely reinvested outside of the United States. These earnings could become subject to additional taxes if they are remitted as dividends, loaned to us or to one of our United States affiliates, or if we sold our interests in the subsidiaries. It is not practicable for us to determine the amount of additional taxes that might be payable on the unremitted earnings.

        Approximately 76% (66% federal and 10% states) of our worldwide net operating loss carryforwards (NOLs) as of December 31, 2016 originated in the United States, derived from both federal and various state jurisdictions. The United States federal NOLs will begin to expire in 2025.

        The valuation allowance relates to the uncertainty surrounding the realization of tax benefits primarily attributable to NOLs of the parent company and of certain foreign subsidiaries, and future deductible temporary differences that are available only to offset future taxable income of subsidiaries in certain jurisdictions.

        The Company assesses the realizability of deferred tax assets by examining all available evidence, both positive and negative. A valuation allowance is recorded if negative evidence outweighs positive evidence. A company's three-year cumulative loss position is significant negative evidence in considering whether deferred tax assets are realizable. Accounting guidance restricts the amount of reliance the Company can place on projected taxable income to support the recovery of the deferred tax assets. In 2014, valuation allowances were released at entities in Chile and Mexico of approximately $22,000 and $66,000, respectively, due to the change from a three-year cumulative loss position to a three-year cumulative income position, as well as other positive factors including projections of future profitability.

        During 2016, objective and verifiable negative evidence, such as continued United States operating losses, continued to outweigh positive evidence. The Company recorded a Federal and State Net Operating Loss deferred tax asset of approximately $68,911 and a corresponding increase in the valuation allowance of the same amount, as a result of the negative evidence cited above. Recording the valuation allowance does not restrict the Company's ability to utilize the future deductions and net operating losses associated with the deferred tax assets if taxable income is generated in future periods. The most significant United States deferred tax assets are federal net operating losses, totaling $644,022, that begin to expire in 2025.

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 15. Income Taxes (Continued)

        The reconciliations of the reported Income tax expense to the amount that would result by applying the United States federal statutory tax rate of 35% to income from continuing operations before income taxes were as follows:

For the years ended December 31,	2016	2015	2014
Tax (expense) benefit at the United States statutory rate	$(150,885)	$70,213	$70,585
Permanent differences	(29,345)	(23,483)	4,529
State income tax benefit (expense), net of federal tax effect	654	312	(1,238)
Tax effect of foreign income taxed at lower rate	87,161	29,267	37,370
Change in valuation allowance	(52,758)	(148,912)	(31,502)
Settlements with taxing authorities	—	—	(3,456)
Investment in subsidiaries	—	—	(538)
Effect of tax contingencies	28,536	(34,572)	(5,704)
Tax credits	19,414	25,557	25,968
Withholding taxes	(33,791)	(35,332)	(35,865)
United States tax on repatriated earnings	(64,316)	(1,451)	(1,114)
Impairments	(8,230)	(36)	(19,975)
Sale of subsidiaries	139,335	—	—
Other	(776)	707	—

Total income tax (expense) benefit	$(65,001)	$(117,730)	$39,060

        The reconciliations of the beginning and ending amount of unrecognized tax benefits were as follows:

For the years ended December 31,	2016	2015	2014
Beginning of the period	$82,522	$67,804	$57,404
Additions for tax positions related to prior years	12,865	32,388	28,613
Decreases for tax positions related to prior years	(3,474)	(12,640)	(17,131)
Additions for tax positions related to current year	15,231	233	4,732
Decreases for unrecognized tax benefits as a result of a lapse in the statute of limitations	(11,389)	(4,919)	(4,245)
Settlements for tax positions related to prior years	(9,370)	(344)	(1,569)

End of the period	$86,385	$82,522	$67,804

        Laureate records interest and penalties related to uncertain tax positions as a component of Income tax expense. During the years ended December 31, 2016, 2015 and 2014, Laureate recognized interest and penalties related to income taxes of $9,245, $16,270 and $11,225, respectively. Laureate had $42,444 and $60,186 of accrued interest and penalties at December 31, 2016 and 2015, respectively. During the years ended December 31, 2016, 2015 and 2014, Laureate derecognized $25,911, $8,090 and $5,116, respectively, of previously accrued interest and penalties. Approximately $61,000 of unrecognized tax benefits, if recognized, will affect the effective income tax rate. It is reasonably possible that Laureate's unrecognized tax benefits may decrease within the next 12 months by up to approximately $14,600 as a result of the lapse of statutes of limitations in various jurisdictions.

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 15. Income Taxes (Continued)

        Laureate and various subsidiaries file income tax returns in the United States federal jurisdiction, and in various states and foreign jurisdictions. With few exceptions, Laureate is no longer subject to United States federal, state and local, or foreign income tax examinations by tax authorities for years before 2010. United States federal and state statutes are generally open back to 2013; however, the Internal Revenue Service (the IRS) has the ability to challenge 2005 through 2012 net operating loss carryforwards. Statutes of other major jurisdictions, such as Brazil, Chile and Spain are open back to 2012, and Mexico is open back to 2006.

        During 2010 and 2013, Laureate was notified by the Spain Tax Authorities (STA) that two tax audits of our Spanish subsidiaries were being initiated for 2006 through 2007, and for 2008 through 2010, respectively. On June 29, 2012, the STA issued a final assessment to Iniciativas Culturales de España, S.L. (ICE), our Spanish holding company, for EUR 11,051 (US $11,537 at December 31, 2016), including interest, for the 2006 through 2007 period. Laureate has appealed this final assessment related to the 2006 through 2007 period, and issued a cash-collateralized letter of credit in July 2012, in order to continue the appeal process. In October 2015, the STA issued a final assessment to ICE for the 2008 through 2010 period for approximately EUR 17,187 (approximately US $17,943 at December 31, 2016), including interest, for those three years. In order to continue the appeals process, we have issued cash-collateralized letters of credit for the 2008 to 2010 period assessment amount, plus interest and surcharges. In total, as of December 31, 2016 we have issued cash-collateralized letters of credit for the ICE tax audit matters of EUR 33,282 (US $34,746 at December 31, 2016), as also described in Note 11, Commitments and Contingencies.

        During the quarter ended June 30, 2015, the Company reassessed its position regarding the ICE tax audit matters as a result of recent adverse decisions from the Spanish Supreme Court and the Spanish National Court on cases for taxpayers with similar facts, and determined that it could no longer support a more-likely-than-not position. As a result, during 2015, the Company has recorded a provision totaling EUR 37,610 (approximately US $42,100) for the period January 1, 2006 through December 31, 2016. The Company plans to continue the appeals process for the periods already audited and assessed. During the second quarter of 2016, we were notified by the STA that tax audits of the Spanish subsidiaries were also being initiated for 2011 and 2012; no assessments have yet been issued for these years. Also during the second quarter of 2016, the Regional Administrative Court issued a decision against the Company on its appeal. The Company has further appealed at the Highest Administrative Court level. The Company plans to continue the appeals process for the periods already audited and assessed.

Chile Tax Reform

        On September 29, 2014, Chile enacted major income tax law changes. The significant change affecting the Company is the increase in income tax rates, which are retroactive to January 2014. The tax rates are increasing from 21% to 22.5% in 2015, 24% in 2016, 25.5% in 2017 and 27% in 2018 and beyond. Deferred taxes were revalued and a benefit of approximately $850, $2,700 and $6,100 was recorded in 2016, 2015 and 2014, respectively. Prior to 2015, the law also included two alternative methods for computing shareholder-level income taxation. During 2015, the law changed to include one method for computing shareholder-level income taxation.

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 15. Income Taxes (Continued)

Spanish Tax Reform

        During 2014, Spain enacted major income tax law changes. One change decreased the corporate income tax rate from 30% to 28% in 2015 and to 25% beginning in 2016. The impact of the rate changes was a benefit to income tax expense of approximately $600 and $6,700 in 2015 and 2014, respectively.

Note 16. Earnings (Loss) Per Share

        Laureate computes basic earnings per share (EPS) by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted EPS reflects the potential dilution that would occur if share-based compensation awards/arrangements or contingently issuable shares were exercised or converted into common stock. To calculate the diluted EPS, the basic weighted average number of shares is increased by the dilutive effect of stock options, restricted stock, and other share-based compensation arrangements determined using the treasury stock method.

        The following table summarizes the computations of basic and diluted earnings per share:

For the years ended December 31,	2016	2015	2014
Numerator used in basic and diluted earnings (loss) per common share:
Income (loss) from continuing operations attributable to Laureate Education, Inc.	$371,847	$(316,248)	$(158,291)
Accretion of redemption value of redeemable noncontrolling interests and equity	263	(13,041)	(9,187)
Accretion of redemption value of Series A Preferred Stock	(1,719)	—	—
Adjusted for: accretion related to noncontrolling interests and equity redeemable at fair value	33	6,879	743
Distributed and undistributed earnings to participating securities	(114)	(11)	(3)

Net income (loss) available to common stockholders	$370,310	$(322,421)	$(166,738)
Denominator used in basic and diluted earnings (loss) per common share:
Basic weighted average shares outstanding	133,295	132,950	132,616
Effect of dilutive stock options	833	—	—
Effect of dilutive restricted stock units	278	—	—

Dilutive weighted average shares outstanding	134,406	132,950	132,616
Basic and diluted earnings (loss) per share:
Basic earnings (loss) per share	$2.78	$(2.44)	$(1.24)
Diluted earnings (loss) per share	$2.76	$(2.44)	$(1.24)

        The following table summarizes the number of stock options and shares of restricted stock outstanding for the years ended December 31, 2016, 2015 and 2014, which were excluded from the

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 16. Earnings (Loss) Per Share (Continued)

diluted EPS calculations because the effect would have been antidilutive, due to net losses for the periods presented:

For the years ended December 31,	2016	2015	2014
Stock options	5,773	10,743	10,263
Restricted stock	181	430	464

        As discussed in Note 1, Description of Business, the Company completed an initial public offering on February 6, 2017 and issued an additional 35,000 shares of common stock, which are not included in the EPS calculations above.

Note 17. Related Party Transactions

Corporate

Transactions between Laureate and Santa Fe University of Arts and Design (SFUAD)

        During 2014, Laureate entered into a new shared services agreement with SFUAD that replaced the shared services agreement previously entered into in 2009. Laureate provides SFUAD with certain management consulting, legal, tax, finance, accounting, treasury, human resources, and network entry services. The shared services agreement had a term of five years. For the years ended December 31, 2016, 2015 and 2014, total costs and expenses charged to SFUAD were $10,921, $14,205 and $13,477, respectively. As of December 31, 2016 and 2015, Laureate recorded a Related party receivable from SFUAD of $52 and $658, respectively. In addition, as of December 31, 2016, we recorded a related party payable to SFUAD for an advance payment of $515 received during the fourth quarter of 2016 related to the shared services agreement.

        During the third quarter of 2013, fourteen Laureate institutions entered into partnership agreements with SFUAD (the Global Partnership agreements). These Global Partnership agreements had an initial term of five years and provided Laureate students with educational opportunities to study certain academic programs at SFUAD. Under the terms of these agreements, the partnering Laureate institutions committed to pay SFUAD an annual amount each calendar year, which SFUAD then billed to the Laureate institutions on a quarterly basis. The Global Partnership agreements could be unilaterally canceled by either SFUAD or the Laureate institutions with at least six months' prior written notice; however any remaining unpaid commitment amount for that calendar year was still contractually owed to SFUAD. These partnership agreements were phased out during 2016. For the years ended December 31, 2016, 2015 and 2014, the total amounts paid under the Global Partnership agreements were $736, $3,556 and $4,571, respectively. As of December 31, 2016 and 2015, Laureate recorded a related party payable to SFUAD of $85 and $193, respectively. On May 18, 2016, SFUAD announced that it had signed an agreement to be acquired by a private education provider with a global network of colleges and universities that focus on art and design education. SFUAD and the counterparty plan to terminate the agreement.

Transactions between Laureate and HSM

        On March 5, 2015, Laureate completed the sale of its interest in HSM, an equity-method investment. The total purchase price was approximately $9,500, less HSM's bank debt and other

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 17. Related Party Transactions (Continued)

adjustments. Upon closing of the sale on March 5, 2015, Laureate received cash proceeds of approximately $5,000, which are included in Proceeds from affiliates on the 2015 Consolidated Statement of Cash Flows. As required by the agreement, Laureate's loans receivable from HSM, along with all unpaid interest, took first priority in the allocation of the sale proceeds. After collection of the loans receivable and accrued interest, which totaled approximately $2,300, and payment of certain costs related to the sale, Laureate recognized a net gain of approximately $2,000 in Equity in net income of affiliates, net of tax, on the Consolidated Statement of Operations for the year ended December 31, 2015.

Transactions between Laureate and Entities Affiliated with Executive Officers, Directors and Wengen

        For the years ended December 31, 2016, 2015 and 2014, we incurred costs of $63, $313 and $184, respectively, for the business use of a private airplane that is owned in part by our CEO.

        We have agreements in place with I/O Data Centers, LLC (I/O) pursuant to which I/O provides modular data center solutions to the Company. One of our directors is also a director of I/O. Additionally, this director, our CEO, and Sterling Partners (a private equity firm co-founded by the director, our CEO, and others) maintain an ownership interest in I/O. During the years ended December 31, 2016, 2015 and 2014, we incurred costs for these agreements of approximately $900, $500 and $500, respectively.

        During the years ended December 31, 2016, 2015 and 2014, we made payments of approximately $185, $700 and $0, respectively, to an entity affiliated with one of the Wengen investors for services rendered in connection with the Company's refinancing of its debt and new debt issuances.

        During the years ended December 31, 2016, 2015 and 2014, we made payments of approximately $0, $196 and $400, respectively, to a consulting firm that works with one of the Wengen investors and its portfolio companies, for consulting services provided in connection with our EiP initiative.

        As part of the issuance and sale of shares of the Company's Series A Preferred Stock in December 2016, KKR and Snow Phipps, affiliates of Wengen, purchased from the Company 60 and 15 shares of Series A-2 Preferred Stock, respectively.

        As part of our initial public offering in February 2017, an affiliate of one of the Wengen investors purchased from the underwriters 3,571 shares of Class A common stock at the initial public offering price.

        In addition, an affiliate of one of the Wengen investors acted as a financial adviser in connection with our initial public offering and we paid this affiliate a one-time fee of $1,500 for its services.

        As discussed in Note 9, Debt, and Note 13, Share-based Compensation, on December 29, 2015 we issued $50,046 aggregate principal amount of Senior Notes due 2019 to the participants of the nonqualified share-based deferred compensation arrangement, who are Laureate's Chief Executive Officer and a former member of our Board of Directors. The issuance of the Senior Notes due 2019, along with a cash payment of $37,071, satisfied the 2015 Obligation to the participants. On December 30, 2016, we issued $10,453 aggregate principal amount of Senior Notes due 2019 to the participants of the nonqualified share-based deferred compensation arrangement. The issuance of the

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 17. Related Party Transactions (Continued)

Senior Notes due 2019 on December 30, 2016, along with a cash payment of $7,749, satisfied the 2016 Obligation to the participants in full.

        On December 16, 2015, Laureate entered into a term loan agreement with its parent, Wengen, for approximately $11,000. The note payable accrued interest at an annual rate of LIBOR plus 4.25%, with a 1.25% floor on the LIBOR, and interest was payable quarterly. The term of the loan was three years, with the last payment due on December 31, 2018. As of December 31, 2015, the principal balance outstanding on this loan was $11,000, of which $6,000 matured in 2016 and was classified as Current portion of long-term debt; the remainder was classified as Long-term debt, less current portion. Early repayment was permitted under the loan agreement, and the loan was fully repaid during the year ended December 31, 2016.

LatAm

Transactions between Laureate and Entities Affiliated with a Former Executive

        For the years ended December 31, 2016, 2015 and 2014, Laureate made payments of $617, $497 and $545, respectively, for clinical studies and $0, $158 and $11, respectively, for consulting and market research to companies that are affiliated with an individual who served as one of our executives until the third quarter of 2014.

Ecuador

Transactions between Laureate and a VIE formerly consolidated

        In the second half of 2010, Ecuador adopted a new Higher Education Law (the New Law) that, if implemented, would require Laureate to modify the governance structure of our institution in that country, UDLA Ecuador, to implement a system of co-governance that would cause us to lose the ability to control that institution. In the fourth quarter of 2012, the Consejo de Educación Superior (CES), the relevant regulatory body, commenced reviewing and issuing comments on bylaws submitted by other Ecuadorian higher education institutions, implementing and enforcing the co-governance provisions of the New Law. In accordance with ASC 810-10-15-10, the Company believed that control no longer resided with Laureate given the governmentally imposed uncertainties. As a result, UDLA Ecuador was deconsolidated in the fourth quarter of 2012.

        Certain for-profit entities of Laureate continue to provide services and/or intellectual property to UDLA Ecuador through contractual arrangements at market rates. However, only earnings that are realized through these various contractual arrangements are being recognized by the Company. During the years ended December 31, 2016, 2015 and 2014, the total amounts recognized through these contractual arrangements, primarily as other revenues, were $13,970, $13,879 and $18,132, respectively. As of December 31, 2016 and 2015, we had payables to UDLA Ecuador of $9,190 and $11,119, respectively, and receivables from UDLA Ecuador of $3,273 and $4,141, respectively. In prior years, UDLA Ecuador made capital contributions to an education-related real estate subsidiary of Laureate in Chile. As of December 31, 2016 and 2015, UDLA Ecuador's investment in this Chilean real estate subsidiary was approximately $22,000 and $21,000, respectively. During the years ended December 31, 2016, 2015 and 2014, the Chilean real estate subsidiary made dividend payments to UDLA Ecuador of $955, $1,047 and $811, respectively, related to this investment.

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 17. Related Party Transactions (Continued)

Europe

Morocco

Transactions between Laureate and Noncontrolling Interest Holder of Laureate Somed Education Holding SA (LSEH)

        LSEH is 60% owned and consolidated by Laureate and is the entity that operates Université Internationale de Casablanca, our institution in Morocco. During the years ended December 31, 2016, 2015 and 2014, the 40% noncontrolling interest holder made loans to LSEH totaling Moroccan Dirhams (MAD) 8,000 (US $802), MAD 27,200 (US $2,772) and MAD 28,000 (US $4,754), respectively. These loans each bear interest at 4.5% per annum and have varying maturity dates through December 2017. The proceeds from these loans have been included in the financing activities section of the Consolidated Statement of Cash Flows as Noncontrolling interest holder's loan to subsidiaries. As the 60% majority owner, Laureate has also made loans to LSEH for 60% of the total amount borrowed, which eliminates in consolidation.

        During 2016, the maturity date of a loan made by the noncontrolling interest holder in 2014 was extended from October 2015 to April 2017. The outstanding balance of this loan, including accrued interest, at the time of the extension was MAD 45,028 (US $4,424 at December 31, 2016). This loan bears an interest rate of 4.5% per annum.

        During 2016, the noncontrolling interest holder converted a portion of their loans and accrued interest to capital (approximately US $6,220 at the time of conversion), which was a non-cash transaction. Laureate also converted a pro rata portion of these loans that it had made as the 60% majority owner of LSEH, resulting in no change in our ownership percentage.

        At December 31, 2016, we had total related party payables of $7,936 to the noncontrolling interest holder for the outstanding balance of and accrued interest on the loans described above, all of which was recorded as current. At December 31, 2015, we had total related party payables of $13,354 to the noncontrolling interest holder, of which $9,305 and $4,049 were recorded as current and noncurrent, respectively.

AMEA

China

Transactions between China businesses and Noncontrolling Interest Holders

        HIEU has entered into various cost-sharing agreements and other related party transactions with entities owned by a noncontrolling interest holder of HIEU. As of December 31, 2016 and 2015, the amounts payable to this related party were $1,865 and $2,501, respectively, and the amounts receivable from this related party were $1,348 and $1,490, respectively.

        In June 2010, HIEU entered into an entrustment loan agreement with Hunan New Lieying Education Technologies Ltd. (HNLET), which had a balance of $2,854 and $3,059 as of December 31, 2016 and 2015, respectively. One of the noncontrolling interest holders in HIEU is an owner of HNLET. The loan had an interest rate of 7.5% and its original maturity date of June 2012 was extended several times until June 2014. The entrustment loan receivable was fully secured by the

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 17. Related Party Transactions (Continued)

amount due to the noncontrolling interest holders of HIEU; however Laureate was contractually released from that seller note payable during 2014 and removed the liability, as discussed in Note 5, Due to Shareholders of Acquired Companies. During 2014, Laureate concluded that collection of the entrustment loan was not reasonably assured and placed a full allowance on this related party receivable. Accordingly, as of December 31, 2016, the balance of this loan receivable from HNLET was fully offset by a reserve recorded in Allowance for doubtful accounts, resulting in a net carrying value of $0.

        A portion of real property that HIEU has paid for, including land and buildings, is mortgaged as collateral for corporate loans that entities controlled by or previously associated with certain noncontrolling interest holders of HIEU entered into with third-party banks. The balances owed on these corporate loans in December 2013 totaled approximately $20,000. In December 2013, the noncontrolling interest holders of HIEU signed an agreement with Laureate and committed to: (1) remove all encumbrances on HIEU's real property no later than September 30, 2014 and (2) cause the entity to complete the transfer of title relating to the encumbered real property to HIEU no later than December 31, 2014. Under the terms of this agreement, the noncontrolling interest holders also agreed to pay any and all transfer taxes, fees and other costs that are required in connection with the removal of the encumbrances and the transfer of titles, which were estimated to be approximately $2,000. As collateral for their performance under the agreement, the noncontrolling interest holders pledged to Laureate their 30% equity interest in the sponsoring entity of HIEU. The noncontrolling interest holders of HIEU have not completed their commitment to remove the encumbrances over the real property or completed the transfer of the real property. Under the terms of the agreement, Laureate has the right to receive the sale proceeds of the noncontrolling interest holders' 30% equity interest, up to the amount owing to it under the equity pledge, in priority to other creditors of the noncontrolling interest holders. On February 22, 2016, one of the creditors of the noncontrolling interest holders initiated an enforcement process against the noncontrolling interest holders. Since the noncontrolling interest holders failed to repay the debts owed to the creditor, the creditor requested the court to auction a portion of the equity interest of the noncontrolling interest holders. The court auction was originally scheduled for March 12, 2017; however, no bids were received at the originally scheduled court auction and therefore another auction date will be set, which is expected to be during the second quarter of 2017. As the registered pledgee, Laureate has the right to receive the sale proceeds of the noncontrolling interest holders' 30% equity interest, up to the amount owing to it under the equity pledge, in priority to other creditors of the noncontrolling interest holders. Management is currently evaluating its options in this matter. As of December 31, 2016 and 2015, Laureate's net carrying value of the encumbered real property was approximately $12,200 and $13,700, respectively.

        In addition to the performance obligations in the December 2013 agreement for the encumbered property as described above, the noncontrolling interest holders are required under the 2009 HIEU purchase agreement (PA) to obtain the titles of certain other buildings for HIEU. The noncontrolling interest holders are also obligated to pay any and all government fees and other costs, which are estimated to be approximately $4,200, required in connection with obtaining the titles for these buildings. These buildings are not encumbered and HIEU has title to the land. The noncontrolling interest holders also occupy and conduct other non-HIEU business in five buildings that we have title to, and do not pay rent to HIEU for the use of these facilities.

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 17. Related Party Transactions (Continued)

        Additionally, during 2014, HIEU recorded an approximately $4,350 loss to write off the carrying value of several parcels of land for which it no longer has land use rights. The loss of land use rights was a breach of the PA and we determined our claim to be uncollectible in 2014.

Dubai

Transactions between Laureate and Laureate-Obeikan Ltd.

        Laureate-Obeikan Ltd., is a joint venture in Dubai that is 50% owned by Laureate and consolidated. During the first quarter of 2016, we entered into an agreement for the assignment of amounts due to Laureate-Obeikan Ltd. from Higher Institute for Paper and Industrial Technologies (HIPIT), a third party, to Obeikan Paper Industries (OPI), a related-party subsidiary of the noncontrolling interest holder of Laureate-Obeikan Ltd., in the amount of Saudi Riyals (SAR) 14,279 (US $3,805 at December 31, 2016) as a settlement of amounts owed from OPI to an affiliate of HIPIT. Payment was originally due in five installments of SAR 2,856 (US $761 at December 31, 2016) beginning in March 2016 through July 2016. Subsequently, an amended payment plan was entered into for the remaining amounts due. Under this new plan, the remaining balance is due in four payments beginning in October 2016 through March 2017. As of December 31, 2016, the amount receivable was $2,245. Installments totaling SAR 5,380 (US $1,434 at December 31, 2016) were paid during 2016. These receivables are fully reserved.

Malaysia

Transactions between Malaysian Businesses and Noncontrolling Interest Holders

        Exeter Street Holdings Sdn Bhd (Exeter Malaysia), one of Laureate's subsidiaries, extended a loan to one of its noncontrolling interest holders to assist in the financing of their approximately 16.5% initial investment in INTI. The original maturity date of this loan was December 31, 2013. The loan was collateralized by a pledge of the noncontrolling interest holder's INTI shares having a value of 150% of the outstanding amount of the loan, or at the Company's option, other forms of collateral acceptable to it, equal to 100% of the outstanding amount of the loan. Dividends or option proceeds shall be applied first to any unpaid interest and then to reduce all principal amounts under the loan facility. As discussed in Note 4, Acquisitions, in the fourth quarter of 2014 Laureate settled this note receivable and the accrued interest receivable in connection with the purchase of 6.4% of this minority owner's noncontrolling interest. As a result, the loan was no longer outstanding as of December 31, 2014.

Dividends to Noncontrolling Interest Holders

        During the years ended December 31, 2016, 2015 and 2014, INTI made contractual dividend payments to its noncontrolling holders of $550, $450 and $444, respectively, which were included within Payments of dividends in the financing activities section of the Consolidated Statements of Cash Flows.

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 17. Related Party Transactions (Continued)

Singapore

Loan from Affiliate

        On February 8, 2013, Laureate's wholly owned subsidiary, LEI Singapore Holdings Private Ltd, which is the Singapore-based parent entity of several of our AMEA subsidiaries, borrowed EUR 3,254 (US $4,478 at December 31, 2013) from LEI International Holdings B.V. (LIHBV), a Wengen subsidiary that is an affiliate of Laureate. The loan has a maturity date of February 7, 2022, and carries an annual interest rate of 7%. As of December 31, 2013, the total principal and interest payable for the loan was $4,758. Effective March 31, 2014, the board of LIHBV forgave this loan to LEI Singapore Holdings Private Ltd, which was recognized as a capital contribution of $4,821 during the year ended December 31, 2014.

South Africa

Transactions between Laureate and Noncontrolling Interest Holders of MSA

        As of December 31, 2016 and 2015, Laureate had a related party payable recorded of $2,020 and $1,897, respectively, that was owed to the noncontrolling interest holder of MSA.

GPS

United States

Transactions between Laureate and Noncontrolling Interest Holder of St. Augustine

        In December 2013, subsequent to the acquisition of St. Augustine, a $10,000 capital contribution was made to St. Augustine, 80% of which was contributed by Laureate and 20% by the noncontrolling interest holder. Laureate loaned $2,000 to the noncontrolling interest holder in the form of a non-interest bearing promissory note for its portion of the capital contribution. The note had a maturity date of November 21, 2018, and Laureate had the right to offset against this receivable the noncontrolling interest holder's 20% share of any future distributions that are made by St. Augustine. During the fourth quarter of 2014, St. Augustine declared and paid a distribution to its owners of $10,000, of which $2,000 was paid to the 20% noncontrolling interest holder. The noncontrolling interest holder then repaid the related party promissory note to Laureate.

        During the year ended December 31, 2015, St. Augustine made tax distributions to its 20% noncontrolling interest holder of $3,952, as provided for in St. Augustine's operating agreement, which were included in Distributions to noncontrolling interest holders in the financing activities section of the Consolidated Statement of Cash Flows. No tax distributions were made in 2016. As discussed in Note 11, Commitments and Contingencies, we acquired the remaining 20% noncontrolling interest in St. Augustine in June 2016 for a purchase price of $24,997. This payment was included in Payments to purchase noncontrolling interests in the Consolidated Statement of Cash Flows.

Transactions between Laureate and NHU NFP

        In connection with the acquisition of NHU LLC in 2010, Laureate entered into a lease for the San Jose campus owned by NHU NFP. Laureate also subleases a portion of the premises to NHU NFP for

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 17. Related Party Transactions (Continued)

its charter school. At June 30, 2015, Laureate ceased using its leased property at NHU and recorded a liability for the present value of the remaining lease costs, less estimated sublease rentals, of approximately $3,100. During the six months ended June 30, 2015, Laureate incurred rent expense of $1,384 and received sublease income of $437.

Switzerland

        As of December 31, 2015 we had recorded royalty receivables of $1,023 and recorded exchange student payables of $319 from Les Roches Jin Jiang, a 50% equity-method investee that operates a hospitality and culinary institution in China. As discussed further in Note 3, Dispositions and Asset Sales, we completed the sale of our Hospitality entities in June 2016 and therefore no outstanding related party receivables or payables are recorded as of December 31, 2016.

Note 18. Benefit Plans

Domestic Defined Contribution Retirement Plan

        Laureate sponsors a defined contribution retirement plan in the United States under section 401(k) of the Internal Revenue Code. The plan offers employees a traditional "pre-tax" 401(k) option and an "after-tax" Roth 401(k) option, providing the employees with choices and flexibility for their retirement savings. All employees are eligible to participate in the plan after meeting certain service requirements. Participants may contribute up to a maximum of 80% of their annual compensation and 100% of their annual cash bonus, as defined and subject to certain annual limitations. Laureate may, at its discretion, make matching contributions that are allocated to eligible participants. The matching on the "after-tax" Roth contributions is the same as the matching on the traditional "pre-tax" contributions. Laureate made discretionary contributions in cash to this plan of $4,737, $4,501 and $4,174 for the years ended December 31, 2016, 2015 and 2014, respectively.

Non-United States Pension Benefit Plans

        Laureate has defined benefit pension (pension) plans at several non-United States institutions. The projected benefit obligation (PBO) is determined as the actuarial present value as of the measurement date of all benefits calculated by the pension benefit formula for employee service rendered. The amount of benefits to be paid depends on a number of future events incorporated into the pension benefit formula, including estimates of the average life expectancy of employees/survivors and average years of service rendered. The PBO is measured based on assumptions concerning future interest rates and future employee compensation levels. The expected net periodic benefit cost for Laureate in each year can vary from the subsequent year's actual net periodic benefit cost due to the acquisition of entities with plans, plan amendments, and the impacts of foreign currency translation. The combined unfunded status of these plans is reported as a component of Other current liabilities and Other long-term liabilities.

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 18. Benefit Plans (Continued)

        The net periodic benefit cost for those entities with pension plans was as follows:

For the years ended December 31,	2016	2015	2014
Service cost	$3,921	$6,021	$5,229
Interest	1,036	1,387	1,805
Expected return on assets	(144)	(400)	(765)
Amortization of prior service costs	279	903	278
Recognition of actuarial items	673	(27)	173

Net periodic benefit cost	$5,765	$7,884	$6,720

        The estimated net periodic benefit cost for the year ending December 31, 2017 is approximately $3,172.

        The weighted average assumptions were as follows:

For the years ended December 31,	2016	2015	2014
Discount rate for obligations	2.50 - 11.60%	0.75 - 10.10%	1.00 - 9.75%
Discount rate for net periodic benefit costs	0.75 - 10.10%	1.00 - 9.75%	2.25 - 10.50%
Rate of compensation increases	2.50 - 13.00%	2.00 - 13.00%	2.00 - 14.00%
Expected return on plan assets	2.50%	0.75%	1.00%

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 18. Benefit Plans (Continued)

        The change in PBO, change in plan assets and funded (unfunded) status for those entities with pension plans were as follows:

For the years ended December 31,	2016	2015
Change in PBO:
PBO at beginning of year	$70,417	$67,149
Service cost	3,921	6,021
Interest	1,036	1,387
Actuarial loss (gain)	1,361	(173)
Benefits paid by plan	(2,045)	(3,200)
Participant contributions	1,024	2,712
Curtailment gain	(18,474)	—
Settlements	(44,234)	—
Administrative expenses	—	(917)
Foreign exchange	(799)	(2,562)

PBO at end of year	$12,207	$70,417
Change in plan assets:
Fair value of assets at beginning of year	$42,000	$37,462
Actual return on assets	359	1,208
Employer contributions	1,369	3,465
Participant contributions	1,025	2,712
Benefits paid by plan	(449)	(2,025)
Administrative expenses	—	(917)
Settlements	(44,234)	—
Foreign exchange	173	95

Fair value of assets at end of year	$243	$42,000

Unfunded status	$11,964	$28,417
Actuarial loss	$849	$11,011
Prior service cost	20	164

Amount recognized in AOCI, pre-tax	$869	$11,175
Accumulated benefit obligation	$7,266	$58,465

        As discussed in Note 3, Dispositions and Asset Sales, we completed the sale of our hospitality management school entities in June 2016 and the sale of our French entities in July 2016. Certain institutions that were a part of these sales had pension plans and the curtailment gain and settlement lines presented in the table above relate to the removal of these plans as a result of the sales. The pension plans related to the hospitality management schools also represented substantially all of the pension plan assets as of December 31, 2015, and the fair value of those plan assets related almost entirely to insurance contracts for our Switzerland institutions' plans. The fair value measurements were based on inputs that are not observable to active markets and, as such, would be deemed a "Level 3" fair value measurement as defined in Note 20, Fair Value Measurement.

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 18. Benefit Plans (Continued)

        The Company estimates that employer contributions to plan assets during 2017 will be approximately the same as during the year ended December 31, 2016. The estimated future benefit payments for the next 10 fiscal years are as follows:

For the year ending December 31,
2017	$1,631
2018	1,590
2019	811
2020	859
2021	1,058
2022 through 2026	6,815

Laureate Education, Inc. Deferred Compensation Plan

        Laureate maintains a deferred compensation plan to provide certain executive employees and members of our Board of Directors with the opportunity to defer their salaries, bonuses, and Board of Directors retainers and fees in order to accumulate funds for retirement on a pre-tax basis. Participants are 100% vested in their respective deferrals and the earnings thereon. Laureate does not make contributions to the plan or guarantee returns on the investments. Although plan investments and participant deferrals are kept in a separate trust account, the assets remain Laureate's property and are subject to claims of general creditors.

        The plan assets are recorded at fair value with the earnings (losses) on those assets recorded in Other income (expense). The plan liabilities are recorded at the contractual value, with the changes in value recorded in operating expenses. As of December 31, 2016 and 2015, plan assets included in Other assets in our Consolidated Balance Sheets were $10,449 and $10,139, respectively. As of December 31, 2016 and 2015, the plan liabilities reported in our Consolidated Balance Sheets were $16,036 and $14,995, respectively, which are almost entirely noncurrent and recorded in Other long-term liabilities.

Supplemental Employment Retention Agreement

        In November 2007, Laureate established a Supplemental Employment Retention Agreement (SERA) for one of its executive officers. Since Laureate achieved certain Pro-rata EBITDA targets, as defined in the SERA, from 2007 to 2011 and this officer remained employed through December 31, 2012, this individual receives an annual SERA payment of $1,500. The SERA provides annuity payments to the executive over the course of his lifetime, and annuity payments would be made to his spouse for the course of her life in the event of the executive's death on or prior to December 31, 2026. The SERA is administered through a Rabbi Trust, and its assets are subject to the claims of creditors. Laureate purchases annuities to provide funds for our future SERA obligations.

        As of December 31, 2016 and 2015, the total SERA assets were $8,621 and $10,336, respectively, which were recorded in Other assets in our Consolidated Balance Sheets. As of December 31, 2016 and 2015, the total SERA liability recorded in our Consolidated Balance Sheets was $15,628 and $16,380, respectively, of which $1,500 and $1,500, respectively, was recorded in Accrued compensation and benefits, and $14,128 and $14,880, respectively, was recorded in Deferred compensation.

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 18. Benefit Plans (Continued)

Mexico Profit-Sharing

        The Fiscal Reform that was enacted in Mexico in December 2013 subjects Laureate's Mexico entities to corporate income tax and also requires them to comply with profit-sharing legislation, whereby 10% of the taxable income of Laureate's Mexican entities will be set aside as employee compensation. As a result of the Fiscal Reform, in 2013 the Company had established an asset for a deferred benefit related to this matter. During 2014, the Company revised its estimate regarding the realizability of this asset and, accordingly, recorded a net decrease in operating expense for the year ended December 31, 2014 of $22,755. During 2015, the Company revised its estimate regarding the realizability of this asset and, accordingly, recorded a net increase in operating expense for the year ended December 31, 2015 of $937. During 2016, the Company revised its estimate regarding the realizability of this asset, and accordingly, recorded a net increase in operating expense for the year ended December 31, 2016 of $462.

Labor Unions

        Certain Laureate employees at Universidad Europea de Madrid (UEM), Universidad Europea de Valencia (UEV) and Universidad Europea de Canarias (UEC) in Spain, UVM Mexico and all of the Brazilian institutions are covered by labor agreements.

        The agreement for UEM, UEV and UEC in Spain was negotiated in May 2016 between a national union and an employer association committee representing all of the private, for-profit institutions in the country. This agreement remains legally applicable until December 31, 2018.

        Substantially all of the faculty members at UVM Mexico are represented by a union. The labor agreement governs salaries, benefits and working conditions for all union members at UVM Mexico.

        As required by Brazilian Labor Law, all of Brazil's employees are represented by a union and the institutions are part of an employers' union. These two groups negotiate standard city or regional contracts and it is the responsibility of our Brazil institutions to comply with these agreements. In some cases where, for example, there is no city-wide or regional labor union to conduct the negotiation, the institutions and labor union have agreed to permit the local institution to negotiate directly with the respective union. Such union agreements typically have a duration of one year.

        Laureate considers itself to be in good standing with these unions and with all of its employees.

Note 19. Legal and Regulatory Matters

        Laureate is subject to legal proceedings arising in the ordinary course of business. In management's opinion, we have adequate legal defenses, insurance coverage, and/or accrued liabilities with respect to the eventuality of these actions. Management believes that any settlement would not have a material impact on Laureate's financial position, results of operations, or cash flows.

United States Postsecondary Education Regulation

        The Company, through its GPS segment, operates four postsecondary educational institutions in the United States (U.S. Institutions) and provides contractual services to another. The U.S. Institutions are subject to extensive regulation by federal and state governmental entities as well as accrediting

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 19. Legal and Regulatory Matters (Continued)

bodies. The Higher Education Act (HEA), and the regulations promulgated thereunder by the DOE, subject the U.S. Institutions to ongoing regulatory review and scrutiny. The U.S. Institutions must also comply with a myriad of requirements in order to participate in Title IV federal financial aid programs under the HEA (Title IV programs).

        In particular, to participate in the Title IV programs under currently effective DOE regulations, an institution must be authorized to offer its educational programs by the relevant state agencies in the states in which it is located, accredited by an accrediting agency that is recognized by the DOE, and also certified by the DOE. In determining whether to certify an institution, the DOE closely examines an institution's administrative and financial capability to administer Title IV program funds. Based on Laureate's consolidated audited financial statements for its fiscal year ended December 31, 2015, the DOE required us to either: 1) provide a letter of credit in an amount equal to 50% of Title IV program funds received by Laureate in the fiscal year ended December 31, 2015 (calculated by the DOE to be $351,995) and qualify as financially responsible; or 2) provide a letter of credit in an amount equal to 15% of the Title IV program funds received by Laureate in the fiscal year ended December 31, 2015 (calculated by the DOE to be $105,599) and for our U.S. Institutions to remain provisionally certified for a period of up to three complete Title IV program award years. The DOE also required us to comply with additional notification and reporting requirements. We have provided the DOE with a letter of credit in the amount of $105,599 and we are complying with the additional notification and reporting requirements. See Note 11, Commitments and Contingencies, for further description of the outstanding DOE letters of credit as of December 31, 2016 and 2015.

        Pursuant to DOE requirements, the U.S. Institutions conduct periodic reviews and audits of their compliance with the Title IV program requirements. None of the U.S. Institutions have been notified of any significant noncompliance that might result in loss of its certification to participate in the Title IV programs. Management believes that there are no matters of regulatory noncompliance that could have a material effect on the accompanying Consolidated Financial Statements.

        Changes in or new interpretations of applicable laws, DOE rules, or regulations could have a material adverse effect on the U.S. Institutions' eligibility to participate in the Title IV programs. On October 29, 2010, the DOE published a Final Rule amending its regulations in a number of areas related to an institution's eligibility to participate in the Title IV programs. Most of these regulatory changes became effective July 1, 2011, with others becoming effective as of July 1, 2012. On October 30, 2014, the DOE issued a final rule establishing specific standards for purposes of the HEA requirement that, to be eligible for Title IV program funds, certain programs of study prepare students for "gainful employment in a recognized occupation," which became effective July 1, 2015. The final regulations define this concept using two ratios, one based on annual debt-to-annual earnings ("DTE") and another based on annual debt-to-discretionary income ("DTI") ratio. Under the final regulations, an educational program with a DTE ratio at or below 8% or a DTI ratio at or below 20% is considered "passing." An educational program with a DTE ratio greater than 8% but less than or equal to 12% or a DTI ratio greater than 20% but less than or equal to 30% is considered to be "in the zone." An educational program with a DTE ratio greater than 12% and a DTI ratio greater than 30% is considered "failing." An educational program will cease to be eligible for students to receive Title IV program funds if its DTE and DTI ratios are failing in two out of any three consecutive award years or if both of those rates are failing or in the zone for four consecutive award years. In January

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 19. Legal and Regulatory Matters (Continued)

2017, the DOE issued to institutions final DTE rates. Among the Classification of Instructional Programs reported within NewSchool of Architecture and Design, Kendall College and Walden University, we had one program fail and five in the zone. St. Augustine had no programs that failed or were in the zone. We are currently examining and implementing options for each of these programs and their students.

        On October 30, 2015, the DOE published final regulations regarding cash management of Title IV funds, the eligibility of repeated coursework for purposes of a student's enrollment status and receipt of Title IV funds, and the measurement of programs in credit hours versus clock hours for Title IV purposes. A majority of the provisions of the regulations took effect on July 1, 2016, and others will take effect on later dates in 2016 and 2017. The final regulations concerning cash management require, among other things, that institutions subject to heightened cash monitoring procedures for disbursements of Title IV funds must, effective July 1, 2016, pay to students any applicable Title IV credit balances before requesting such funds from the DOE. On December 19, 2016, the DOE published final regulations regarding state authorization for programs offered through distance education and state authorization for foreign locations of institutions. Among other provisions, these final regulations require that an institution participating in the Title IV federal student aid programs and offering postsecondary education through distance education be authorized by each state in which the institution enrolls students, if such authorization is required by the state. The DOE would recognize authorization through participation in a state authorization reciprocity agreement, if the agreement does not prevent a state from enforcing its own laws. The final regulations also require that foreign additional locations and branch campuses be authorized by the appropriate foreign government agency and if at least 50% of a program can be completed at the location/branch, be approved by the institution's accrediting agency and be reported to the state where the main campus is located. The final regulations would also require institutions to document the state process for resolving complaints from students enrolled in programs offered through distance education or correspondence courses, and make certain public and individualized disclosures to enrolled and prospective students about their distance education programs. These final regulations are effective July 1, 2018.

        In September 2015, the DOE announced its launch of a revised "College Scorecard" website that provides access to national data on college costs, graduation rates, debt and post-college earnings, including data regarding our U.S. Institutions. This data was updated in September 2016. In addition, in November 2015, the DOE issued comparative data regarding DOE-recognized accreditation agencies and the institutions they accredit, which include median debt, repayment rates, completion rates and median earnings. To the extent such data gives rise to negative perceptions of our U.S. Institutions or of proprietary educational institutions generally, our reputation and business could be materially adversely affected.

        On November 1, 2016, the DOE published a final rule that, among other provisions, establishes new standards and processes for determining whether a Direct Loan Program borrower has a defense to repayment ("DTR") on a loan due to acts or omissions by the institution at which the loan was used by the borrower for educational expenses. The final regulations will take effect on July 1, 2017. Among other topics, this final rule establishes permissible borrower defense claims for discharge, procedural rules under which claims will be adjudicated, time limits for borrowers' claims, and guidelines for recoupment by the DOE of discharged loan amounts from institutions of higher education. It also

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 19. Legal and Regulatory Matters (Continued)

prohibits schools from using any pre-dispute arbitration agreements, prohibits schools from prohibiting relief in the form of class actions by student borrowers, and invalidates clauses imposing requirements that students pursue an internal dispute resolution process before contacting authorities regarding concerns about an institution. For proprietary institutions, the final rule describes the threshold for loan repayment rates that will require specific disclosures to current and prospective students and the applicable loan repayment rate methodology. The final rule also establishes important new financial responsibility and administrative capacity requirements for both not-for-profit and for-profit institutions participating in the Title IV programs. For example, certain events would automatically trigger the need for a school to obtain a letter of credit including, for publicly traded institutions, if the SEC warns the school that it may suspend trading on the school's stock, the school failed to timely file a required annual or quarterly report with the SEC, or the exchange on which the stock is traded notifies the school that it is not in compliance with exchange requirements or the stock is delisted. Other events would require a recalculation of a school's composite score of financial responsibility, including, for a proprietary institution whose score is less than 1.5, any withdrawal of an owner's equity by any means, including by declaring a dividend unless the equity is transferred within the affiliated entity group on whose basis the composite score was calculated. The final rule also sets forth events that are discretionary triggers for letters of credit, meaning that if any of them occur, the DOE may choose to require a letter of credit, increase an existing letter of credit requirement or demand some other form of surety from the institution. The final rule provides that if an institution fails to meet the composite score requirement for longer than three years under provisional certification, the DOE may mandate additional financial protection from the institution or any party with "substantial control" over the institution. Such parties with "substantial control" must agree to jointly and severally guarantee the Title IV liabilities of the institution at the end of the three-year provisional certification period. Under current regulations, a party may be deemed to have "substantial control" over an institution if, among other factors, the party directly or indirectly holds an ownership interest of 25% or more of an institution, or is a member of the board of directors, a general partner, the chief executive officer or other executive officer of the institution. If we are required to repay the DOE for any successful DTR claims by students who attended our U.S. Institutions, or we are required to obtain additional letters of credit or increase our current letter of credit, it could materially affect our business, financial conditions and results of operations. We are currently assessing the impact of these final regulations on our U.S. Institutions.

        On October 31, 2016, the DOE published final regulations teacher preparation program accountability systems under the HEA, and additionally proposed amendments on teacher preparation program eligibility for TEACH Grant participation. We are currently assessing the eligibility of Walden University to continue to access TEACH Grant funds under the new regulations. On March 8, 2017, the U.S. Congress enacted a joint resolution disapproving these October 31, 2016 final regulations pursuant to the Congressional Review Act. If signed by the President, the joint resolution will nullify these final regulations and prohibit the DOE from reissuing regulations in substantially the same form, or from issuing new regulations that are substantially the same, unless such reissued or new regulations are specifically authorized by the U.S. Congress subsequent to its joint resolution disapproving the October 31, 2016 final regulations.

        We are unable to predict what additional actions the DOE may take, or the effect of its rulemaking processes on our business. Additionally, the United States Congress has initiated a series of

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 19. Legal and Regulatory Matters (Continued)

hearings regarding its prospective reauthorization of the HEA and potential changes to the Title IV programs. Any new or changed regulations from the DOE, or changes to the HEA and Title IV programs, could reduce enrollments, impact tuition prices, increase the cost of doing business and otherwise have additional material adverse effects on the financial condition, cash flows and operations of some or all of the U.S. Institutions.

        In recent years, the proprietary education industry has experienced broad-based, intensifying scrutiny in the form of increased investigations and enforcement actions. In October 2014, the DOE announced an interagency task force composed of the DOE, the U.S. Federal Trade Commission (the "FTC"), the U.S. Departments of Justice, Treasury and Veterans Affairs, the Consumer Financial Protection Bureau ("CFPB"), the SEC, and numerous state attorneys general. The FTC has also recently issued civil investigative demands to several other U.S. proprietary educational institutions, which require the institutions to provide documents and information related to the advertising, marketing, or sale of secondary or postsecondary educational products or services, or educational accreditation products or services. The CFPB has also initiated a series of investigations against other U.S. proprietary educational institutions alleging that certain institutions' lending practices violate various consumer finance laws. In addition, attorneys general in several states have become more active in enforcing consumer protection laws, especially related to recruiting practices and the financing of education at proprietary educational institutions. In addition, several state attorneys general have recently partnered with the CFPB to review industry practices. In the event that any of our past or current business practices are found to violate applicable consumer protection laws, or if we are found to have made misrepresentations to our current or prospective students about our educational programs, we could be subject to monetary fines or penalties and possible limitations on the manner in which we conduct our business, which could materially adversely affect our business, financial condition, results of operations and cash flows. To the extent that more states or government agencies commence investigations, act in concert, or direct their focus on our U.S. Institutions, the cost of responding to these inquiries and investigations could increase significantly, and the potential impact on our business would be substantially greater.

State Higher Education Agency Program Review for Walden University

        On September 8, 2016, as part of a program review that MOHE is conducting of Walden University's doctoral programs, MOHE sent to Walden University an information request regarding its doctoral programs and complaints filed by doctoral students. We have been informed by MOHE that in an effort to better understand the context, background and issues related to doctoral student complaints in Minnesota, MOHE is initiating a full review of doctoral programs for institutions registered in Minnesota.

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 19. Legal and Regulatory Matters (Continued)

Brazilian Regulation

        Through our LatAm segment, we operate 13 post-secondary education institutions in Brazil. The responsibility of the federal government in regulating, monitoring and evaluating higher education institutions and undergraduate programs is exercised by the Brazilian Ministry of Education (the MEC), along with a number of related federal agencies and offices. The MEC is the highest authority of the higher education system in Brazil and has the power to: regulate and monitor the federal system of higher education in terms of its quality and standards, confirm decisions regarding the accreditation and reaccreditation of institutions of higher education; confirm evaluation criteria; confirm regulatory proposals; and issue and implement rules that govern the delivery of higher education services, including aspects like adherence by higher education institutions to the rules for federal education subsidy programs like Pronatec, Prouni and the Fundo de Financiamento ao Estudante do Ensino Superior (the FIES program, or FIES), through one or more of which all of our institutions enroll students. Additionally, Brazilian law requires that almost all change-of-control transactions by Laureate receive the prior approval of the Brazilian antitrust authority, the Conselho Administrativo de Defesa Econômica (CADE).

        As noted above, Laureate's institutions in Brazil participate in the FIES program, which targets students from low socio-economic backgrounds enrolled at private post-secondary institutions. Eligible students receive loans with below-market interest rates that are required to be repaid after an 18-month grace period upon graduation. FIES pays participating educational institutions tax credits which can be used to pay certain federal taxes and social contributions. FIES also repurchases excess credits for cash. As part of the FIES program, our institutions are obligated to pay up to 15% of any student default. The default obligation increases to up to 30% of any student default if the institution is not current with its federal taxes. FIES withholds between 1% and 3% of tuition paid to the institutions to cover any potential student defaults ("holdback"). If the student pays 100% of their loan, the withheld amounts will be paid to the participating education institutions.

        Since February 2014, all new students who participate in FIES must also enroll in the Fundo de Garantia de Operações de Crédito Educativo (FGEDUC). FGEDUC is a government-mandated, private guarantee fund administered by the Bank of Brazil that allows participating educational institutions to insure themselves for 90% (or 13.5% of 15%) of their losses related to student defaults under the FIES program. The cost of the program is 5.63% of a student's full tuition. Similar to FIES, the administrator withholds 5.63% of a student's full tuition to fund the guarantee by FGEDUC. The Company believes that the FIES holdback described above, along with the FGEDUC guarantee, will be sufficient to cover potential student defaults, in all material respects.

        As of December 31, 2016, approximately 20% of our total students in Brazil participate in FIES, representing approximately 29% of our 2016 Brazil revenues.

        In December 2014, the MEC along with FNDE, the agency that directly administers FIES, announced several significant rule changes to the FIES program beginning in 2015. These changes limit the number of new participants and the annual budget of the program, and delay payments to post-secondary institutions with more than twenty thousand FIES students that would otherwise have been due in 2015. The first change implements a minimum score on the high school achievement exam in order to enroll in the program. The second change alters the schedule for the payment and

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 19. Legal and Regulatory Matters (Continued)

repurchase of credits as well as limits the opportunities for post-secondary institutions to sell any unused credits such that there is a significant delay between the time the post-secondary institution provides the educational services to the students and the time it receives payment from the government for 2015. In addition to these rule changes, FNDE implemented a policy for current students' loan renewals for 2015, which provides that returning students may not finance an amount that increases by more than 6.41%, which was later increased to 8.5%, from the amount financed in the previous semester, regardless of any increases in tuition or in the number of courses in which the student is enrolled, a policy that we believe violates the applicable law. For 2016, MEC announced that there will be no limitation to the tuition increase. Moreover, in the first and second intakes of 2015, the online enrollment and re-enrollment system that all post-secondary institutions and students must use to access the program has experienced numerous technical and programming faults that have also interfered with the enrollment and re-enrollment process. Numerous challenges to these changes and requests for judicial relief from the system's faults have been filed in the Brazilian courts, most of which are pending. The 2016 enrollment and re-enrollment schedule has been released and, so far, the system has not presented any major issues.

        In October 2015, FNDE initiated negotiations with the Brazilian Association of Post-Secondary Institutions (ABRAES) aiming at settling the FIES payments that were delayed in 2015. The proposal from MEC, which was accepted by ABRAES, was to divide the total amount due in three annual installments to be paid one fourth in 2016, one fourth in 2017 and half in 2018. The parties also agreed that the yearly installments will be paid in June of each year, and the amounts will be adjusted to reflect an inflation index (the IPCA) from the date of the respective maturity until the effective payment. FNDE also agreed not to take any discriminatory measures in the future related to the payment due to the post-secondary institutions, and not to impose any limitation on the issuance of certificates and repurchase of credits due to the post-secondary institutions, which basically means that all certificates will be issued and repurchased in their respective fiscal years, except for those intended to be issued and repurchased in December, which will be paid in January of the following year. The parties executed the settlement agreement on January 28, 2016 and it was approved by the office of the Attorney General of Brazil on February 3, 2016. The Federal Court of Brasilia ratified the settlement agreement on March 17, 2016. We received the first FIES installment payment in June 2016. Our post-secondary institutions in Brazil are associated with ABRAES and signed the settlement agreement; therefore, it will apply to us. The long-term portion of the FIES receivables are recorded in Notes receivable, net as of December 31, 2016.

        MEC released new FIES regulations in July 2015, which supplement and amend rules that were previously released. Among other changes, these regulations revised the rules for student eligibility and classification, higher education institution participation and selection of the vacancies that will be offered to the students.

        On December 11, 2015, MEC issued new FIES regulations (Normative Ordinance No. 13), which supersede in all significant aspects the rules released in July 2015. Normative Ordinance No. 13 defined and clarified some rules for student eligibility and classification, higher education institution participation and selection of the vacancies offered to the students in the first intake of 2016.

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 19. Legal and Regulatory Matters (Continued)

        Among other changes, it created a "waiting list" concept for students not selected in the first selection call. It also instituted a rule that allows the remaining vacancies that were not filled in by the waiting list students to be redistributed among other programs of the post-secondary institution.

        The rules for student eligibility are to have a gross household income of not more than 2.5 times the minimum wage per capita (which was raised by the MEC to 3.0 times on June 17, 2016) and to have taken the National High School Proficiency Exam at least once since 2010, with a minimum score of 450 points, and have a score greater than zero in the test of writing.

        Regarding the participation of post-secondary institutions in FIES, institutions must sign a participation agreement that contains their proposal of the number of vacancies offered and the following information per shift (morning, evening) and campus location: (i) tuition gross amount for the entire course, including all semesters; (ii) total tuition gross amount per course for the first semester, which must reflect at least a five percent discount to the course list price; and (iii) the number of vacancies that will be offered through the FIES selection process. Also, only courses with scores of 3, 4 or 5 in the National Higher Education Evaluation System (SINAES) evaluation are eligible to receive FIES students.

        On July 14, 2016, Provisional Presidential Decree No. 741/2016 (Medida Provisória No. 741/2016) revising the FIES payments rules was published in the official gazette. According to the new decree, higher education institutions became liable for the administration fees and expenses charged by the government banks that manage FIES loans. The decree became effective immediately and the government will withhold two percent of all FIES payments to cover such administration fees and expenses. Provisional presidential decrees are instruments with the force of law that the President of Brazil can issue in cases of importance and urgency. They have immediate effect and are valid for 60 days, extendable only once for the same period. Effectiveness beyond that period required approval of the National Congress, which took place on November 9, 2016, and it was enacted into law on December 2, 2016 (Law No. 13.366/2016).

        The Brazilian government's changes to the FIES program resulted in a substantial increase in the total number of new FIES contracts in that country in 2014, an election year, and then a reduction in the total number of new FIES contracts, from over 700,000 in 2014 to approximately 300,000 in 2015. As a result, Laureate's new enrollments of students in the FIES program also decreased similarly in 2015; however, this did not have a material impact on our 2015 results of operations since total enrollments for all students increased in 2015. Any potential impact on total enrollment would not occur until the FIES students from the expansion of the program have graduated, and would depend on the Brazilian government's commitment to the FIES program. In addition, as discussed above, the Brazilian government reduced the frequency of payments to participating institutions during 2015. In 2017, a new rule was adopted as part of the FIES regulations that limits the total amount financed each semester to BRL 30 per student and allows the students to pay any amount in excess of such limit directly to the HEI (Normative Ordinance No. 04/2017)

        All of our Brazil Higher Education Institutions (HEI) adhere to Prouni. Prouni is a federal program of tax benefits designed to increase higher education participation rates by making college more affordable.

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 19. Legal and Regulatory Matters (Continued)

        HEI may join Prouni by signing a term of membership valid for ten years and renewable for the same period. This term of membership shall include the number of scholarships to be offered in each program, unit and class, and a percentage of scholarships for degree programs to be given to indigenous and Afro-Brazilians. To join Prouni, an educational institution must maintain a certain relationship between the number of scholarships granted to regular paying students. The relationship between the number of scholarships and regular paying students is tested annually. If this relationship is not observed during a given academic year due to the departure of students, the institution must adjust the number of scholarships in a proportional manner the following academic year.

        Prouni provides private HEI with an exemption from certain federal taxes in exchange for granting partial and full scholarships to low-income students enrolled in traditional and technology undergraduate programs. For the years ended December 31, 2016, 2015 and 2014, our HEI granted Prouni scholarships that resulted in tax credits of approximately $83,900, $55,000 and $49,400, respectively.

Proposed Chilean Regulation

        On July 4, 2016, the Chilean President submitted to the Chilean Congress a bill (the Higher Education Bill) that, if approved, would change the entire regulatory landscape of higher education in Chile, as it would amend and/or replace most of the currently applicable legislation, including repealing the current laws governing universities, professional institutes and technical training centers. The changes contemplated in the Higher Education Bill that are most relevant to us are:

  (1)
  The creation of an Undersecretary of Higher Education, which would replace and be the legal successor to the current Higher Education Division of the MINEDUC and whose functions would be: (i) to propose to the MINEDUC policies on higher education, including policies on access, inclusion, retention and graduation of higher education students, on the promotion, development, support and continuous improvement of the quality of higher education institutions and their relationship with the needs of the country, and on the allocation of public funds; (ii) to manage the procedures relating to the granting and revocation of the official recognition of higher education institutions; (iii) to take custody of the academic records of higher education institutions that have lost their official recognition; (iv) to manage the Common Access System for Higher Education Institutions; (v) to manage the National Higher Education Information System; (vi) to coordinate the various public institutions and services that have authority on higher education matters; (vii) to establish coordination mechanisms for the members of the boards of directors of state-owned universities who are appointed by the President; (viii) to generate and coordinate with regional and local governments instances of participation and dialogue with and among higher education institutions as well as the collaboration and transfer of best practices among them, and between such institutions and secondary schools; (ix) to develop studies on the higher education system; (x) to maintain a registry of higher education institutions with access to public funding; and (xi) and to have any other function that the law may assign to it.

  (2)
  The creation of a new Common Access System for Higher Education Institutions, to be managed by the Undersecretary of Higher Education, which would establish the process and mechanisms for the application, admission and selection of undergraduate students, and which

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 19. Legal and Regulatory Matters (Continued)

    would be mandatory at all higher education institutions that receive public funding through the MINEDUC.

  (3)
  The creation of a National Higher Education Information System, to be managed by the Undersecretary of Higher Education, which would include, among other things, information about students, enrollment, faculty, resources, infrastructure and results of the academic process at higher education institutions; about the nature of the higher education institutions, their members and individuals that are part of their administrative bodies; about the financial condition and solvency of higher education institutions, including their annual audited financial statements; and information about related party transactions. Both the Superintendence of Higher Education and the Higher Education Quality Council would provide all information they receive from higher education institutions to the Undersecretary of Higher Education to be included in the National Higher Education Information System.

  (4)
  The creation of a new National System of Quality Assurance of Higher Education, to be established by the MINEDUC through the Undersecretary of Higher Education, the National Education Council, the Higher Education Quality Council and the Superintendence of Higher Education, the functions of which, among others, would be to: (i) develop policies to promote quality, suitability, articulation, inclusion and equality in the execution of the duties of higher education institutions; (ii) license new higher education institutions; (iii) provide the institutional accreditation of autonomous higher education institutions; and (iv) enforce the compliance of higher education institutions with the rules applicable to higher education and the legality of the use of their resources, supervise their administrative and financial feasibility, and their academic commitments to students.

    The Higher Education Quality Council, whose purpose would be to evaluate, accredit and promote the quality of autonomous higher education institutions and of the careers and study programs they offer, and which would be responsible for executing the institutional accreditation processes and undergraduate and graduate career and study programs accreditation processes, would be composed of 11 directors, nine of which would be appointed by the President of the Republic. The functions of the Higher Education Quality Council would include: (i) managing and resolving the accreditation processes; (ii) proposing the quality criteria and standards for institutional accreditation and accreditation of undergraduate and graduate careers and study programs to the MINEDUC; (iii) maintaining public information systems that contain relevant decisions regarding the different accreditation processes; (iv) executing and promoting actions for continuous improvement of the quality of higher education institutions; (v) keeping a registry of peer reviewers who are part of the accreditation process; (vi) training peer reviewers; and (vii) submitting data to the National Higher Education Information System.

    Under the National System of Quality Assurance of Higher Education, institutional accreditation would be mandatory for all autonomous higher education institutions and would consist of the evaluation and verification of compliance with quality standards, as well as the analysis of internal mechanisms for quality assurance, considering both their existence and their application and results, and their alignment with the mission and purpose of higher education institutions. All institutional accreditations would last for eight years. The

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 19. Legal and Regulatory Matters (Continued)

    accreditation process would include the evaluation, for all campuses and for the undergraduate careers and programs selected by the board of the Higher Education Quality Council, of the management and institutional resources, internal quality assurance, teaching and results of the education process, generation of knowledge, creation and innovation, and association with the environment, of the respective higher educational institutions. Accredited institutions would be classified under one of three different categories. Category C institutions would need to obtain prior approval of the Higher Education Quality Council to open new campuses or programs, while Category B institutions would need to obtain such approval only to open careers or programs in a field of knowledge not regularly offered by the institution or which has not been offered in the last two years, and Category A institutions would not need to obtain any approval to open new campuses, careers or programs.

    The bill also provides that certain careers and study programs, i.e., medical and education programs, as well as doctorate-level programs be mandatorily accredited.

    Accreditation decisions would not be appealable although reconsideration could be sought before the Higher Education Quality Council not later than 15 days after the notification of decision.

  (5)
  The creation of a Superintendence of Higher Education, whose purpose is to enforce and monitor compliance with the legal and regulatory provisions that govern higher education, as well as the legality of the use of resources by higher education institutions and to supervise their financial feasibility. Its functions and powers would be, among others, to: (i) enforce compliance with the law by higher education institutions, their organizers, controllers, members, associates, partners, owners, founders, legal representatives and board members; (ii) ensure that the requirements or conditions that resulted in official recognition of the higher education institutions are maintained; (iii) supervise the financial feasibility of higher education institutions; (iv) ensure the legality of the use of resources of higher education institutions; (v) ensure that higher education institutions comply with the terms, conditions, and modalities of the academic commitments undertaken with students; (vi) arrange and conduct audits of higher education institutions; (vii) visit the academic and administrative establishments and offices of higher education institutions and of the institutions' organizers that are related to the management of the respective institution in order to carry out the functions assigned to the Superintendence, accessing any documents, books or information required for the purposes of enforcement, and reviewing all the transactions, assets, books, accounts, files and, in general, any documents or information it deems necessary for the supervision of the individuals or institutions inspected and of the third parties with which they interact; (viii) require pertinent information needed for it to fulfill its duties to be provided to it by inspectors and inspecting institutions and related third parties, and by any relevant government entities; (ix) summon organizers, controllers, members, associates, partners, owners, founders, legal representatives, board members or employees of the inspected institutions, or of those who exercise those positions at related institutions, and any other person who has entered into an agreements of any kind with the above, to testify before it, and summon witnesses to provide any information it deems necessary to fulfill its duties; (x) respond to inquiries submitted to it within the scope of its powers, receive and resolve

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 19. Legal and Regulatory Matters (Continued)

    claims, and mediate claims, when applicable; (xi) investigate and resolve complaints that arise; (xii) bring charges, process them, adopt provisional measures, and resolve the proceedings underway regarding any infraction that comes to its attention; (xiii) apply penalties in accordance with the law; (xiv) apply and provide administrative interpretations of the applicable law, and issue general instructions to the sector subject to its enforcement; (xv) send information brought to its attention in the exercise of its duties and powers to the Higher Education Quality Council when such information indicates violations within the scope of the matters it regulates; (xvi) remit information brought to its attention in the exercise of its duties to the Public Prosecutor when such information indicates that a crime has been committed; (xvii) manage the information it compiles in the exercise of its duties, in a coordinated effort with the Undersecretary of Higher Education, for adequate development of the National Higher Education Information System; (xviii) reach agreements with other public services regarding electronic transfers of information to facilitate execution of their functions; (xix) generate indexes, statistics and studies with the information delivered by the institutions it inspects, and produce publications within the scope of its powers; and (xx) provide technical advisory services to the MINEDUC and other entities within the scope of its powers.

    Sanctions imposed by the Superintendence of Higher Education would be appealable to the courts.

    Higher education institutions would be required to provide to the Superintendence of Higher Education the following information: (i) their audited consolidated annual financial statements and any information about any fact that may significantly affect its financial condition; (ii) a list of their partners or members, and of any individuals exercising executive functions; (iii) information about related party transactions; (iv) information about tax-exempt donations; and (v) a list of entities in which the institution holds an interest of more than 10% and of not-for-profit entities in which it is entitled to appoint at least one board member.

  (6)
  New regulations applicable to not-for-profit educational institutions (including universities) that would: (i) provide that their controllers and members can only be individuals, other not-for-profits or state-owned entities; (ii) create the obligation to use their resources and reinvest their surplus or profits in the pursuit of their objectives and in enhancing the quality of the education they provide; (iii) create the obligation to have a board of directors, which cannot delegate its functions, and whose members cannot be removed unless approved by the majority of the board and for serious reasons; and (iv) prohibit related party transactions with their founders, controllers, members of the board, rector and their relatives or related entities, unless the counterparty to the transaction is another not-for-profit entity, and establish regulations for other related party transactions which include the need for them to be under market conditions and approved by the board.

  (7)
  A new system to provide public funding to higher education institutions and free higher education to certain students. Under the new system, all licensed higher education institutions would be eligible to receive public "institutional funding for gratuity" as long as they complied with the following requirements: (i) accreditation; (ii) not-for-profit or state-owned; (iii) be part of the Common Access System for Higher Education Institutions; and (iv) apply policies approved by the Undersecretary of Higher Education that permit fair student access and

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 19. Legal and Regulatory Matters (Continued)

    implement vulnerable student support programs that promote their retention, providing that at least 20% of the total admissions of the university are granted to students from homes within the country's four lowest-income deciles. The institutions that would be part of the public funding system would be subject to regulation of fees charged which would be set by the Undersecretary of Higher Education.

        We are currently evaluating the effect the proposed Higher Education Bill would have on the Chilean institutions in the Laureate International Universities network if it is adopted in the form introduced in the Chilean Congress. We cannot predict whether or not the proposed Higher Education Bill will be adopted in this form, or if any higher education legislation will be adopted that would affect the institutions in the Laureate International Universities network. However, if any such legislation is adopted, it could have a material adverse effect on our results of operations and financial condition.

UDLA Chile Reaccreditation

        The National System of Quality Assurance in Higher Education is a law that establishes a system of institutional accreditation and a process of accreditation of courses of study or programs. The National Accreditation Commission is an autonomous entity that delivers opinions on the institutional accreditation of higher education institutions and authorizes the private agencies in charge of accreditation. Institutional accreditation is required for new students to be eligible to participate in the CAE Program. On October 17, 2013, UDLA Chile was notified by the National Accreditation Commission that its institutional accreditation would not be renewed. UDLA Chile appealed this decision but received a final determination that the appeal was denied on January 22, 2014. UDLA Chile began a new accreditation process during the last quarter of 2015. On March 16, 2016, UDLA Chile was notified that it had been reaccredited for three years, from March 2016 to March 2019.

Turkish Regulation and Internal Investigation

        Through our European segment, we operate Istanbul Bilgi University, a network institution located in Turkey that consolidates under the variable interest entity model. Istanbul Bilgi University is established as a "Foundation High Education Institution" (a "Foundation University") under the Turkish higher education law, sponsored by an educational foundation (the "Bilgi Foundation"). As such, it is subject to regulation, supervision and inspection by the Turkish Higher Education Council (the "YÖK"). In 2014, the Turkish parliament amended the higher education law to provide expanded authority to the YÖK with respect to Foundation Universities, including authorizing additional remedies for violations of the higher education law and of regulations adopted by the YÖK. On November 19, 2015, the YÖK promulgated an "Ordinance Concerned with Amendment to Foundation High Education Institutions" (the "Ordinance") the principal effects of which relate to the supervision and inspection of Foundation Universities by the YÖK. Under the Ordinance, the YÖK has expanded authority to inspect accounts, transactions, activities and assets of Foundation Universities, as well as their academic units, programs, projects and subjects. The Ordinance establishes a progressive series of five remedies that the YÖK can take in the event it finds a violation of the Ordinance, ranging from (1) a warning and request for correction to (2) the suspension of the Foundation University's ability to establish new academic units or programs to (3) limiting the number of students the Foundation

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 19. Legal and Regulatory Matters (Continued)

University can admit, including ceasing new admissions, to (4) provisional suspension of the Foundation University's license to (5) cancellation of the Foundation University's license. Since the promulgation of the Ordinance, the YÖK has canceled the licenses of 15 Foundation Universities.

        The Ordinance specifies that Foundation Universities cannot be established by foundations in order to gain profit for themselves, and prohibits specified types of fund transfers from Foundation Universities to their sponsoring foundation, with certain exceptions for payments made under contractual arrangements for various goods and services that are provided at or below current market rates. Istanbul Bilgi University has entered into contractual arrangements with a subsidiary of Laureate that is a member of the board of trustees of the Bilgi Foundation, and has affiliates that are also members of that board, to provide Istanbul Bilgi University with management, operational and student services and certain intellectual property at fair market rates. If the YÖK were to determine that any of these contracts or the payments made by Istanbul Bilgi University to this Laureate subsidiary, or any other activities of Istanbul Bilgi University, including, as further described below, the donation of 40,000 Turkish Liras made by the university to a charitable foundation that was subsequently reimbursed to the university by certain Laureate-owned entities, violate the Ordinance or other applicable law, the YÖK could take actions against Istanbul Bilgi University up to and including cancellation of its license. Further, if the YÖK were to determine that any administrators of Istanbul Bilgi University have directly taken any actions or supported any activities that are intended to harm the integrity of the state, the license of the university could be cancelled. In July 2016, a coup attempt increased political instability in Turkey, and the uncertainties arising from the failed coup in Turkey could lead to changes in laws affecting Istanbul Bilgi University or result in modifications to the current interpretations and enforcement of the Ordinance or other laws and regulations by the YÖK.

        During the fourth quarter of 2014, we recorded an operating expense of $18,000 (the value of 40,000 Turkish Liras at the date of donation) for a donation by our network institution in Turkey to a charitable foundation. We believed the donation was encouraged by the Turkish government to further a public project supported by the government and expected that it would enhance the position and ongoing operations of our institution in Turkey. The Company has learned that the charitable foundation which received the donation disbursed the funds at the direction of a former senior executive at our network institution in Turkey and other external individuals to a third party without our knowledge or approval.

        In June 2016, the Audit Committee of the Board of Directors initiated an internal investigation into this matter with the assistance of external counsel. The investigation concerns the facts surrounding the donation, violations of the Company's policies, and possible violations of the U.S. Foreign Corrupt Practices Act (FCPA) and other applicable laws in what appears to be a fraud perpetrated by the former senior executive at our network institution in Turkey and other external individuals. This includes an investigation to determine if the diversion was part of a scheme to misappropriate the funds and whether any portion of the funds was paid to government officials. As of the date of this prospectus, we have not identified that any other officers or employees outside of Turkey were involved in the diversion of the intended donation. Although we are pursuing efforts to recover the diverted funds, including through legal proceedings, there is no assurance that we will be successful.

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 19. Legal and Regulatory Matters (Continued)

        We have been advised by Turkish counsel that, under Turkish law, a Foundation University may not make payments that cause a decrease in the university's wealth or do not otherwise benefit the university. Given the uncertainty of recovery of the diverted donation and to mitigate any potential regulatory issues in Turkey relating to the donation, certain Laureate-owned entities that are members of the foundation that controls our network institution in Turkey have contributed an amount of approximately $13,000 (the value of 40,000 Turkish Liras on November 4, 2016, the date of contribution) to our network institution in Turkey to reimburse it for the donation. As a result of the investigation, which is ongoing, we took steps to remove the former senior executive at our network institution in Turkey. Because of the complex organizational structure in Turkey, this took approximately one month and during that period our access to certain aspects of the business including the financial and other records of the university was interrupted. The former senior executive is now no longer affiliated with our network institution and we again have access to the financial and other records of the university.

        In September 2016, we voluntarily disclosed the investigation to the DOJ and the SEC. The Company is fully cooperating with these agencies in their investigations and inquiries relating to this matter. The Company has internal controls and compliance policies and procedures that are designed to prevent misconduct of this nature and support compliance with laws and best practices throughout its global operations. The Company is taking steps to enhance these internal controls and compliance policies and procedures. The investigations relating to the donation are ongoing, and we cannot predict the outcome at this time, or the impact, if any, to the Company's consolidated financial statements or predict how the resulting consequences, if any, may impact our internal controls and compliance policies and procedures, business, ability or right to operate in Turkey, results of operations or financial position. If we are found to have violated the FCPA or other laws applicable to us, we may be subject to criminal and civil penalties and other remedial measures, which could materially adversely affect our business, financial condition, results of operations and liquidity.

        The YÖK conducts annual audits on the operations of Istanbul Bilgi University and currently is in the process of completing its most recent audit. We cannot yet determine the impact of this audit on our business, financial condition or results of operations.

Note 20. Fair Value Measurement

        Fair value is defined as the price that would be received to sell an asset or paid to settle a liability in an orderly transaction between market participants at the measurement date. Accounting standards utilize a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels, which are described below:

  •
  Level 1—Quoted prices (unadjusted) for identical assets or liabilities in active markets;

  •
  Level 2—Observable inputs other than quoted prices that are either directly or indirectly observable for the asset or liability;

  •
  Level 3—Unobservable inputs that are supported by little or no market activity.

        These levels are not necessarily an indication of the risk of liquidity associated with the financial assets or liabilities disclosed. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement, as required under ASC 820-10, "Fair Value Measurement." Effective January 1, 2016, we adopted ASU 2015-07. Under ASU 2015-07, assets for which fair value is measured at net asset value per share using the practical expedient, such as the Company's deferred compensation plan assets, should not be categorized in the fair value hierarchy.

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 20. Fair Value Measurement (Continued)

        Laureate's derivative instruments are its only assets and liabilities that are adjusted to fair value each reporting period.

        Derivative instruments—Laureate uses derivative instruments as economic hedges for bank debt and interest rate risk. Their values are derived using valuation models commonly used for derivatives. These valuation models require a variety of inputs, including contractual terms, market prices, forward-price yield curves, notional quantities, measures of volatility and correlations of such inputs. Our valuation models also reflect measurements for credit risk. Laureate concluded that the fair values of our derivatives are based on unobservable inputs, or Level 3 assumptions. The significant unobservable input used in the fair value measurement of the Company's derivative instruments is our own credit risk. Holding other inputs constant, a significant increase (decrease) in our own credit risk would result in a significantly lower (higher) fair value measurement for the Company's derivative instruments.

        Laureate's financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2016 were as follows:

	Total	Level 1	Level 2	Level 3
Assets
Derivative instruments	$4,464	$—	$—	$4,464
Liabilities
Derivative instruments	$12,968	$—	$—	$12,968

        Laureate's financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2015 were as follows:

	Total	Level 1	Level 2	Level 3
Assets
Derivative instruments	$238	$—	$—	$238
Liabilities
Derivative instruments	$20,014	$—	$—	$20,014

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 20. Fair Value Measurement (Continued)

        The changes in our Level 3 instruments measured at fair value on a recurring basis for the year ended December 31, 2016 were as follows:

Total Assets (Liabilities)
Balance December 31, 2015	$(19,776)
Gains (losses) included in earnings:
Unrealized gains, net	946
Realized losses, net	(7,030)
Included in other comprehensive income	8,032
Included in issuance of Series A convertible redeemable Preferred Stock	2,729
Purchases and settlements:
Purchases	—
Settlements	7,030
Currency translation adjustment	(435)

Balance December 31, 2016	$(8,504)

Unrealized gains, net relating to assets and liabilities held at December 31, 2016	$946

        The changes in our Level 3 instruments measured at fair value on a recurring basis for the year ended December 31, 2015 were as follows:

Total Assets (Liabilities)
Balance December 31, 2014	$(24,255)
Losses included in earnings:
Unrealized losses, net	(1,988)
Realized losses, net	(619)
Included in other comprehensive income	5,629
Purchases and settlements:
Purchases	—
Settlements	619
Currency translation adjustment	838

Balance December 31, 2015	$(19,776)

Unrealized losses, net relating to assets and liabilities held at December 31, 2015	$(1,988)

Laureate Education, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 20. Fair Value Measurement (Continued)

        The following table presents quantitative information regarding the significant unobservable inputs utilized in the fair value measurements of the Company's assets and liabilities classified as Level 3 for the year ended December 31, 2016:

	Fair Value at December 31, 2016	Valuation Technique	Unobservable Input	Range/ Input Value
Contingent redemption features—Series A Preferred Stock	$4,464	Monte Carlo Simulation Method	Own credit risk	4.00%
Cross currency and interest rate swaps	$12,968	Discounted Cash Flow	Own credit risk	4.00%

Note 21. Restructuring Costs

        During the fourth quarter of 2015, Laureate approved a plan of restructuring, which primarily included workforce reductions in order to reduce operating costs in response to overcapacity at certain locations. The Company recorded the estimated cost of the restructuring of $15,476, which consisted of employee severance, in Direct costs in the 2015 Consolidated Statement of Operations. Of the total restructuring liability recorded during 2015, $10,912 represented one-time employee termination benefits recognized in accordance with ASC 420, "Exit or Disposal Cost Obligations" and $4,564 represented contractual employee termination costs recognized in accordance with ASC 712, "Compensation—Nonretirement Postemployment Benefits." We paid $5,810 during the fourth quarter of 2015, and the remaining liability at December 31, 2015, after currency adjustments of $567, was $10,233. Substantially all of this balance was paid during 2016 and the remaining liability is expected to be settled during the first quarter of 2017. The restructuring liability is included in Accrued expenses in our December 31, 2016 and 2015 Consolidated Balance Sheets.

        The following is a rollforward of the restructuring liability from December 31, 2015 through December 31, 2016:

	Balance at December 31, 2015	Expense Adjustments	Cash Payments	Currency Adjustments	Balance at December 31, 2016
Employee severance—one time termination	$6,259	$(405)	$(5,901)	$145	$98
Employee severance—contractual termination	3,974	(333)	(3,649)	86	78

Total	$10,233	$(738)	$(9,550)	$231	$176

Note 22. Quarterly Financial Data (Unaudited)

        The following quarterly financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods.

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 22. Quarterly Financial Data (Unaudited) (Continued)

Earnings per share are computed independently for each of the quarters presented. Per share amounts may not sum due to rounding. Summarized quarterly operating data were as follows:

	2016 Quarters Ended
Per share amounts in whole dollars	December 31	September 30	June 30	March 31
Revenues	$1,175,893	$929,855	$1,231,910	$906,534
Operating costs and expenses	1,004,913	917,353	1,021,342	917,691

Operating income (loss)	170,980	12,502	210,568	(11,157)
Income (loss) from continuing operations	38,464	80,930	349,238	(102,446)
Net (income) loss attributable to noncontrolling interests	2,844	5,387	(1,849)	(721)

Net income (loss) attributable to Laureate Education, Inc.	41,308	86,317	347,389	(103,167)
Earnings (loss) per share:
Basic net income (loss) per share attributable to common stockholders	$0.27	$0.66	$2.60	$(0.76)
Diluted net income (loss) per share attributable to common stockholders	$0.27	$0.66	$2.59	$(0.76)

	2015 Quarters Ended
Per share amounts in whole dollars	December 31	September 30	June 30	March 31
Revenues	$1,150,503	$985,395	$1,270,177	$885,584
Operating costs and expenses	1,025,572	952,076	1,037,537	939,517

Operating income (loss)	124,931	33,319	232,640	(53,933)
(Loss) income from continuing operations	(16,140)	(130,397)	56,932	(226,240)
Net (income) loss attributable to noncontrolling interests	(527)	1,785	(1,871)	210

Net (loss) income attributable to Laureate Education, Inc.	(16,667)	(128,612)	55,061	(226,030)
Earnings (loss) per share:
Basic net (loss) income per share attributable to common stockholders	$(0.16)	$(0.96)	$0.40	$(1.72)
Diluted net (loss) income per share attributable to common stockholders	$(0.16)	$(0.96)	$0.40	$(1.72)

Note 23. Other Financial Information

Accumulated Other Comprehensive Income

        AOCI in our Consolidated Balance Sheets includes the accumulated translation adjustments arising from translation of foreign subsidiaries' financial statements, the unrealized losses on derivatives

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 23. Other Financial Information (Continued)

designated as cash flow hedges, and the accumulated net gains or losses that are not recognized as components of net periodic benefit cost for our minimum pension liability. The components of these balances were as follows:

	2016			2015
December 31,	Laureate Education, Inc.	Noncontrolling Interests	Total	Laureate Education, Inc.	Noncontrolling Interests	Total
Foreign currency translation loss	$(1,044,222)	$(2,304)	$(1,046,526)	$(928,421)	$(2,420)	$(930,841)
Unrealized losses on derivatives	(5,218)	—	(5,218)	(13,250)	—	(13,250)
Minimum pension liability adjustment	(2,615)	—	(2,615)	(11,006)	—	(11,006)

Accumulated other comprehensive (loss) income	$(1,052,055)	$(2,304)	$(1,054,359)	$(952,677)	$(2,420)	$(955,097)

        Laureate reports changes in AOCI in our Consolidated Statements of Stockholders' Equity. See also Note 14, Derivative Instruments, and Note 18, Benefit Plans, for the effects of reclassifications out of AOCI into net income.

Foreign Currency Exchange of Certain Intercompany Loans

        Laureate periodically reviews its investment and cash repatriation strategies to ensure that we meet our liquidity requirements in the United States. Laureate recognized currency exchange adjustments attributable to intercompany loans that are not designated as indefinitely invested as Foreign currency exchange gain (loss), net, of $42,592, $(119,473) and $(96,617) in the Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014, respectively.

Supplemental Schedule for Transactions with Noncontrolling Interest Holders

        Transactions with noncontrolling interest holders had the following effects on the equity attributable to Laureate:

For the years ended December 31,	2016	2015	2014
Net income (loss) attributable to Laureate Education, Inc.	$371,847	$(316,248)	$(158,291)
Increase (decrease) in equity for purchases of noncontrolling interests	1,003	(1,554)	(4,498)

Change from net income (loss) attributable to Laureate Education, Inc. and net transfers to the noncontrolling interests	$372,850	$(317,802)	$(162,789)

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 23. Other Financial Information (Continued)

Write Off of Accounts and Notes Receivable

        During the years ended December 31, 2016, 2015 and 2014, Laureate wrote off approximately $88,000, $83,000 and $94,000, respectively, of fully reserved accounts and notes receivable that were deemed uncollectible.

Note 24. Supplemental Cash Flow Information

        Cash interest payments were $367,334, $351,430 and $321,015 for the years ended December 31, 2016, 2015 and 2014, respectively. Net income tax cash payments were $128,709, $108,295 and $68,676 for the years ended December 31, 2016, 2015 and 2014, respectively.

        On November 6, 2015, Laureate's Board of Directors declared a cash distribution totaling $18,975, which represented approximately $0.14264 per share of common stock. The cash distribution was paid from capital in excess of par value, following shareholders' approval.

        On December 12, 2014, Laureate's Board of Directors authorized the declaration and payment of a cash distribution totaling $5,271, which represented approximately $0.04 per share of common stock, subject to shareholder approval as required by our bylaws. The cash distribution was paid from capital in excess of par value on December 31, 2014, following shareholders' approval.

Note 25. Subsequent Events

Stock Option Grant

        In connection with the Executive Profits Interests (EPI) agreement, on January 31, 2017, the Company granted to its CEO options (the EPI Options) to purchase 2,773 shares of its Class B common stock. The EPI Options vested upon consummation of the initial public offering (IPO) on February 6, 2017. The exercise price of the EPI Options is equal to (i) $17.00 with respect to 50% of the shares of our Class B common stock subject to the EPI Option and (ii) $21.32 with respect to 50% of the shares of our Class B common stock subject to the EPI Option, and the EPI Options shall remain exercisable until December 31, 2019. The Company will record share-based compensation expense for the EPI options in the first quarter of 2017, which is estimated to be approximately $14,600.

Flooding in Peru

        In 2017, Peru's normally arid regions experienced significant rainfall and subsequent flooding. At least one of our campuses located there suffered flood-related damage; however, any loss from damages is not expected to be material. There, as elsewhere in the country, the flood-related damage caused a range of disruptions, including in our case a delay in the regularly scheduled start of classes for the semester, which may cause revenue anticipated to occur in the first quarter of 2017 not to be recognized until the second quarter.

Laureate Education, Inc.
Supplemental Financial Schedule II—Valuation and Qualifying Accounts
(In Thousands)

		Additions
Description	Balance at Beginning of Period	Charges to Costs and Expenses	Charges to Other Accounts	Deductions	Balance at End of Period
Deducted from asset accounts:
Year ended December 31, 2016:
Allowance for doubtful accounts receivable(1)(2)	$161,658	$108,019	$6,908	$(80,315)	$196,270
Valuation allowance on deferred tax assets(4)(5)	1,092,951	45,972	15,085	—	1,154,008

Total deducted from asset accounts	$1,254,609	$153,991	$21,993	$(80,315)	$1,350,278

Deducted from asset accounts:
Year ended December 31, 2015:
Allowance for doubtful accounts receivable(2)	$170,140	$107,162	$—	$(115,644)	$161,658
Valuation allowance on deferred tax assets(3)	994,434	157,960	—	(59,443)	1,092,951

Total deducted from asset accounts	$1,164,574	$265,122	$—	$(175,087)	$1,254,609

Deducted from asset accounts:
Year ended December 31, 2014:
Allowance for doubtful accounts receivable(1)(2)	$167,521	$110,302	$4,736	$(112,419)	$170,140
Valuation allowance on deferred tax assets(3)	907,203	94,791	—	(7,560)	994,434

Total deducted from asset accounts	$1,074,724	$205,093	$4,736	$(119,979)	$1,164,574

Notes:

(1)
Charges to Other Accounts includes reclassifications.

(2)
Deductions includes accounts receivable written off against the allowance (net of recoveries), reclassifications, and foreign currency translation. The beginning and ending balances of the allowance for doubtful accounts receivable includes the current portion, as shown on the face of Consolidated Balance Sheets, in addition to the noncurrent portion that is included in notes receivable, net on the Consolidated Balance Sheets.

(3)
Deductions includes reclassifications and foreign currency translation.

(4)
Charges to Costs and Expenses includes immaterial corrections recorded in 2016 related to prior years' valuation allowance and deferred tax assets. The adjustments affect deferred tax assets with an equal and offsetting effect to valuation allowance, and have no impact on the Consolidated Balance Sheets, Consolidated Statements of Operations or Consolidated Statements Cash Flows.

(5)
Charges to Other Accounts includes reclassifications and foreign currency translation.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

        This Form 10-K does not include the conclusions of management regarding the effectiveness of the Company's disclosure controls and procedures, a report of management's assessment regarding internal controls over financial reporting, or an attestation report of the Company's registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

        The following table sets forth information regarding our current directors, director designees and executive officers, including their ages. Our directors are elected in accordance with the provisions of the Wengen Securityholders' Agreement. See "Item 13—Certain Relationships and Related Transactions, and Director Independence—Information Regarding the Laureate Board." Executive officers serve at the request of the board of directors. There are no family relationships among any of our current directors, director designees and executive officers.

Name	Age	Position
Douglas L. Becker	51	Director, Chairman of the Board, Chief Executive Officer
Eilif Serck-Hanssen	51	President, Chief Administrative Officer and Chief Financial Officer
Ricardo Berckemeyer	47	Chief Operating Officer and Chief Executive Officer, LatAm
Miguel Carmelo	60	Chief Executive Officer, Europe
Timothy F. Daniels	54	Chief Executive Officer, Asia, Middle East and Africa
Jonathan A. Kaplan	52	President/CEO of Walden University and CEO of Laureate Online
Alfonso Martinez	58	Chief Human Resources Officer
Richard J. Patro	56	Chief Executive Officer, Global Products and Services
Karl D. Salnoske	63	Chief Information Officer
Paula Singer	62	Chief Network Officer
Robert W. Zentz	63	Senior Vice President, Secretary, General Counsel
Brian F. Carroll	45	Director
Andrew B. Cohen	46	Director
William L. Cornog	52	Director
Pedro del Corro	59	Director
George Muñoz	65	Director
Dr. Judith Rodin	72	Director
Ian K. Snow	47	Director
Steven M. Taslitz	58	Director
Quentin Van Doosselaere	55	Director
Robert B. Zoellick	63	Director

        Effective March 31, 2017, Mr. Carmelo will retire as Chief Executive Officer, Europe, upon the combination of our Europe operations with our AMEA operations, and will no longer be an executive officer. At that time, Mr. Daniels will become the Chief Executive Officer of the combined Europe and AMEA operations. See "Presentation of Financial Information." Mr. Patro plans to retire from the Company not later than December 31, 2017.

        Douglas L. Becker has served as our Chairman and Chief Executive Officer since February 2000. Mr. Becker served as President from June 2011 until September 2015. From April 1993 until February 2000, Mr. Becker served as the Company's President and Co-Chief Executive Officer. Mr. Becker has been a director of the Company since December 1989. Mr. Becker was a director of Constellation Energy Corporation from April 1999 through May 2009. From 2004 to June 2015, Mr. Becker served as a director of Meritas LLC, a privately owned family of college preparatory schools. Mr. Becker also serves on the boards of two nonprofit companies: International Youth Foundation, a nonprofit Global NGO focusing on youth employment, education and civic engagement, for which Mr. Becker serves as Chairman and as a member of its audit committee; and Port Discovery Children's Museum, located in Baltimore, Maryland.

        Eilif Serck-Hanssen serves as President, Chief Administrative Officer and Chief Financial Officer, a position he has held since March 2017. From July 2008 through March 2017, Mr. Serck-Hanssen served as our Executive Vice President, Chief Financial Officer. From February 2008 until July 2008, Mr. Serck-Hanssen served as chief financial officer and president of international operations at XOJET, Inc. In January 2005, Mr. Serck-Hanssen was part of the team that founded Eos Airlines, Inc., a premium airline, and until February 2008, Mr. Serck-Hanssen served as its executive vice president and chief financial officer. Prior to starting Eos Airlines, Mr. Serck-Hanssen served in several financial executive positions at US Airways, Inc. (now American Airlines, Inc.) and Northwest Airlines, Inc. (now Delta Airlines, Inc.), including serving as a senior vice president and Treasurer of US Airways, Inc. Prior to joining the airline industry, Mr. Serck-Hanssen spent over five years with PepsiCo, Inc., in various international locations and three years with PricewaterhouseCoopers LLP (formerly Coopers & Lybrand Deloitte) in London. Mr. Serck-Hanssen earned his M.B.A. in finance at the University of Chicago Booth School of Business, a B.A. in management science from the University of Kent at Canterbury (United Kingdom), and a B.S. in civil engineering from the Bergen University College (Norway). He is an Associate Chartered Accountant (ACA) and a member of the Institute of Chartered Accountants in England and Wales.

        Ricardo Berckemeyer serves as Chief Operating Officer and Chief Executive Officer, Latin America, a position he has held since March 2017. From May 2012 through March 2017, Mr. Berckemeyer served as our Chief Executive Officer, Latin America. From January 2011 through April 2012, Mr. Berckemeyer served as Chief Executive Officer of Laureate's Andean Region. From 2002, when Mr. Berckemeyer joined the Company, through December 2010, he served as Senior Vice President—South America within Laureate's Latin American operations, where he had responsibility for business development in South America. Mr. Berckemeyer received a bachelor's degree in economics from Universidad del Pacifico (Peru) and an M.B.A. from the University of North Carolina at Chapel Hill.

        Miguel Carmelo has served as Chief Executive Officer, Europe since May 2012, and as President of Universidad Europea de Madrid since 1999. From 1999 until May 2012, Mr. Carmelo served as President of the Mediterranean Region of Laureate International Universities. Mr. Carmelo received a Ph.D. in economics from Universidad Autónoma, Madrid.

        Timothy F. Daniels serves as Chief Executive Officer, Asia, the Middle East and Africa, a position he has held since August 2013. From 2011 through 2013, Mr. Daniels was the president of Apollo Global, where he focused on developing an international network of postsecondary operations for a joint venture between Apollo Group and The Carlyle Group. From 2003 through 2010, Mr. Daniels was the chairman and chief executive officer of Wall Street Institute International, where he led the turnaround of the leading global provider of English language instruction. From 2000 through 2003, Mr. Daniels served as the managing director for Sylvan Ventures, where he was responsible for all aspects of K-12 sector investments. Mr. Daniels received a B.A. in business administration from the University of Wisconsin and an M.B.A. from the University of Chicago.

        Jonathan A. Kaplan has served as President/CEO of Walden University and CEO of Laureate Online since January 2017. Mr. Kaplan has served as President and/or CEO of Walden University since 2007 and during that period he has also served as the CEO of various business units within our GPS segment. Mr. Kaplan received an A.B. from Harvard College and a J.D. from Boston University.

        Alfonso Martinez serves as our Chief Human Resources Officer. Mr. Martinez joined the Company in 2013 as the head of Human Resources for our GPS segment. From 2008 to 2013, Mr. Martinez was the executive vice president of human resources for NII Holdings, Inc., a provider of wireless communication services. From 2005 to 2008, Mr. Martinez held various management positions with Sodexho, Inc., an integrated food and facilities management service provider, and was most recently the group vice president of global talent. From 2003 to 2005, Mr. Martinez was the chief executive officer of the Hispanic Association on Corporate Responsibility. Prior to 2003, Mr. Martinez held various positions with Marriott International, Inc. Mr. Martinez earned a B.S. from the University of Denver and a M.S. in organizational psychology from Johns Hopkins University.

        Richard J. Patro serves as Chief Executive Officer, Global Products and Services, a position he has held since January 2016. From January 2015 to December 2015, he served as President, Global Products and Services, and from January 2008 to December 2015, he served as Chief Operating Officer, Global Products and Services, and its predecessor businesses. Mr. Patro joined the Company as a finance director in 1995 and served in finance positions of increasing importance prior to his appointment as Chief Operating Officer, Global Products and Services. Mr. Patro earned a B.S. in accounting from Loyola University Maryland.

        Karl D. Salnoske has served as our Chief Information Officer since March 2014. From 2010 to 2014, Mr. Salnoske was the executive vice president and CIO of GXS, a leading, multinational business-to-business software company where he oversaw all aspects of the company's internal and external IT systems, data center operations, customer support and quality assurance. From 2004 to 2009, Mr. Salnoske was the vice president and CIO at Schering-Plough, where he directed the planning, acquisition, development and operation of computer and IT systems for all facilities globally. Mr. Salnoske also previously served as a general manager for Software Solutions at IBM as well as a senior IT specialist at McKinsey & Company. Mr. Salnoske earned a B.S. in electrical engineering from Virginia Polytechnic Institute.

        Paula Singer joined Laureate in 1993. Ms. Singer has served as Chief Network Officer since January 2015. From 2011 to December 2015, she served as Chief Executive Officer of Global Products and Services. From July 2001 to January 2011, Ms. Singer served as President of the Laureate Higher Education Group. Ms. Singer earned a B.S. in education from the University of Connecticut.

        Robert W. Zentz has served as Senior Vice President, General Counsel, Chief Legal Officer and Secretary of Laureate since joining the Company in 1998. Mr. Zentz oversees all of Laureate's legal affairs worldwide and has been the architect of Laureate's international structure and its expansion into 28 countries. Prior to joining Laureate, Mr. Zentz served as North American general counsel for A.C. Nielsen, Inc., the global marketing and media research company and directed the legal work for the sale of Dun & Bradstreet's Donnelley Marketing yellow pages business. Prior to AC Nielsen, Mr. Zentz was general counsel of A.S. Hansen, Inc., a global compensation and benefits firm headquartered in Chicago and negotiated the sale of that business to Mercer, Inc. Mr. Zentz earned a B.S. in accounting from Indiana University and a J.D. from Valparaiso University Law School.

        Brian F. Carroll is the Managing Partner of Carroll Capital LLC. He was, through 2016, a Member of KKR, a global alternative asset manager. He joined KKR in 1995 and was head of the Consumer and Retail teams in Europe. He was also a member of the European Investment Committee. In addition to serving as a director of Laureate, in the past five years he has served as a member of the board of directors of Pets at Home Group Plc, Cognita, Northgate Information Solutions, SMCP and Afriflora. Prior to joining KKR, Mr. Carroll was with Donaldson, Lufkin & Jenrette where he worked on a broad range of high yield financing, corporate finance and merchant banking transactions. He has a B.S. and B.A.S. from the University of Pennsylvania, and an M.B.A. from Stanford University Graduate School of Business. Mr. Carroll has been a director and chairman of the compensation committee of our board of directors since July 2007.

        Andrew B. Cohen is a Managing Director at Cohen Private Ventures, which invests long-term capital, primarily in direct private investments and other opportunistic transactions, on behalf of Steven A. Cohen. Prior to his position with Cohen Private Ventures, Mr. Cohen was a managing director, director and analyst at S.A.C. Capital Advisors, L.P., an investment management firm, and its predecessor from 2002 to 2005 and 2010 to 2014. From 2005 to 2010, Mr. Cohen was a managing director and partner of Dune Capital Management LP, an investment management firm. Mr. Cohen began his career at Morgan Stanley where he was an analyst in the real estate department and principal investing group (MSREF) and then an associate in the mergers and acquisitions group after business school. Mr. Cohen received his B.A. from the University of Pennsylvania and his M.B.A. from the Wharton School of the University of Pennsylvania. Mr. Cohen is a director of Kadmon Holdings, Inc. He also serves on the boards of several private companies. He also serves on the National Advisory Board of the Johns Hopkins Berman Institute of Bioethics, and the Painting and Sculpture Committee of The Whitney Museum of American Art. Mr. Cohen has been a director since June 2013.

        William L. Cornog Mr. Cornog joined KKR Capstone, a consulting firm that provides services to KKR portfolio companies, in 2002 and currently serves as Global Head of KKR Capstone. Mr. Cornog serves as a member of KKR's Americas, EMEA and APAC Portfolio Management Committees. Prior to joining KKR Capstone, Mr. Cornog was with Williams Communications Group as the senior vice president and general manager of Network Services. Prior to Williams Communications Group, Mr. Cornog was a partner at The Boston Consulting Group. Mr. Cornog has also worked in direct marketing with Age Wave Communications and in marketing and sales positions with SmithKline Beckman. Mr. Cornog holds a B.A. from Stanford University and an M.B.A. from Harvard Business School. Mr. Cornog has been a director since February 2017.

        Pedro del Corro Mr. del Corro is a Member of Torreal, S.A., one of the largest private investment firms in Spain. He joined Torreal in 1990 and is currently a Managing Director and Member of the Board. In addition to serving as a director of Laureate, he is currently a member of the board of directors of Universidad Europea de Madrid, a member of the Laureate International Universities network located in Spain, Imagina, Saba Infraestructuras and Arbarin. Prior to joining Torreal, Mr. del Corro held various positions with Procter & Gamble in Spain, Belgium, the United Kingdom and Portugal. He has a law degree from the Universidad de Deusto and a business administration degree from ICADE Business School—Universidad Pontificia Comillas. Mr. del Corro has been a director since February 2017.

        George Muñoz has been a principal in the Washington, D.C.-based investment banking firm Muñoz Investment Banking Group, LLC since 2001. Mr. Muñoz has also been a partner in the Chicago-based law firm Tobin & Muñoz, LLC since 2002. Mr. Muñoz served as President and Chief Executive Officer of the Overseas Private Investment Corporation from 1997 to January 2001. Mr. Muñoz was Chief Financial Officer and Assistant Secretary of the U.S. Treasury Department from 1993 until 1997. Mr. Muñoz is a certified public accountant and an attorney. Mr. Muñoz is a director of Marriott International, Inc. (and a member of its audit committee), Altria Group, Inc. and Anixter

International, Inc., and a trustee of the National Geographic Society. Mr. Muñoz has been a director since March 2013 and chairman of the audit committee of the board of directors since August 2013. Mr. Muñoz served three terms as president of the Chicago Board of Education in the mid-1980s. Mr. Muñoz has taught courses in globalization at Georgetown University in Washington D.C. and is co-author of the book "Renewing the American Dream: A Citizen's Guide for Restoring of Competitive Advantage." Mr. Muñoz has a B.B.A. in Accounting from the University of Texas, a J.D. and a Master of Public Policy from Harvard University, and a LL.M. in Taxation from DePaul University.

        Dr. Judith Rodin served as President of The Rockefeller Foundation from March 2005 to January 2017. The foundation supports efforts to combat global social, economic, health and environmental challenges. From 1994 to 2004, Dr. Rodin served as President of the University of Pennsylvania. Before that, Dr. Rodin chaired the Department of Psychology at Yale University, and also served as Dean of the Graduate School of Arts and Sciences and Provost, and served as a faculty member at the university for 22 years. Dr. Rodin is also a director of Citigroup Inc. and Comcast Corporation. Dr. Rodin served as a director of AMR Corporation from 1997 to 2013. Dr. Rodin holds a B.A. from the University of Pennsylvania and a Ph.D. from Columbia University. Dr. Rodin has been a director since December 2013.

        Ian K. Snow is chief executive officer and a co-founding Partner of Snow Phipps Group, LLC, a private equity firm. Prior to the formation of Snow Phipps in April 2005, Mr. Snow was a Managing Director at Ripplewood Holdings L.L.C., a private equity firm, where he worked from its inception in 1995 until March 2005. Mr. Snow received a B.A., with honors, in history from Georgetown University. He currently serves as a director of the following private companies in which Snow Phipps holds an equity interest: EnviroFinance Group, LLC, a company specializing in financing the acquisition, cleanup and redevelopment of contaminated properties; Velocity Commercial Capital, Inc., a small balance commercial real estate lender; ZeroChaos, LLC, a provider of contingent workforce management solutions; Velvet, Inc., a designer, manufacturer and wholesaler of upscale apparel brands; and Service Champ, Inc., a vehicle products distributor. In addition, from 1996 until 2007, Mr. Snow was a director (and, from 2006 until 2007, a member of the audit committee of the board of directors) of Asbury Automotive Group, Inc. Mr. Snow has been a director since July 2007.

        Steven M. Taslitz has served since 1983 as a Senior Managing Director of Sterling Partners, a private equity firm he co-founded with Mr. Becker and others. Mr. Taslitz received his B.A., with honors, in accounting from the University of Illinois. Mr. Taslitz currently serves as a director of the following privately held companies in which Sterling Partners holds an equity interest: Conversant Intellectual Property, Inc., an intellectual property management company; Innovation Holdings, LLC, parent to I/O Data Centers, LLC and Baselayer, LLC, data center and data center operating systems companies; Prospect Mortgage, LLC, a retail mortgage origination company; Wengen Investments Limited; Sterling Fund Management, LLC; Secondary Opportunity Book, LLC; Sterling Venture Partners, LLC; Sterling Capital Partners, LLC; Sterling Capital Partners II, LLC; Sterling Capital Partners III, LLC; SC Partners III AIV One GP Corporation; Sterling Partners 2009, LLC; and Sterling Capital Partners IV, LLC. In addition, from April 2005 to October 2012, Mr. Taslitz was a director of Ameritox Ltd., a prescription monitoring solution provider and Ameritox Testing Management, Inc., a laboratory services company; Mr. Taslitz also serves on the compensation committees of the boards of directors of each of these companies other than Conversant Intellectual Property, Inc. and serves as a member of the audit committee of the board of directors of Ameritox, Ltd. Mr. Taslitz has been a director since July 2007.

        Quentin Van Doosselaere is Co-Chief Executive Officer of Bregal Investments, Inc., a private equity investment business. Mr. Van Doosselaere joined Bregal in January 2009. Following his business school graduation in 1984, he moved to New York and began his career at Drexel Burnham Lambert. He then joined Bankers Trust Co. as a Managing Director and ran various global capital markets businesses. In the mid-nineties, he held executive positions in a number of non-profit organizations before going into academia. He was affiliated with Columbia University and Oxford University when he joined Bregal. Mr. Van Doosselaere serves as a member on the investment committees of Bregal Capital, Bregal Sagemount, Bregal Partners, Bregal Freshstream, Bregal Energy, Bregal Private Equity Partners, Ranch Capital Investment and Birchill Exploration. Mr. Van Doosselaere holds a degree from the Solvay Brussels School of Economics of the Université Libre de Bruxelles (Belgium) and a Ph.D. from Columbia University. Mr. Van Doosselaere has been a director since January 2015.

        Robert B. Zoellick is a Senior Fellow at the Belfer Center for Science and International Affairs at Harvard University. He is a director of Temasek Holdings (Private) Ltd. ("Temasek"), a Singapore corporation, which is principally engaged in the business of investment holding. Mr. Zoellick has been a director of Temasek since August 2013. He is also a member of the international advisory board for Rolls Royce. From 2007 to 2012, Mr. Zoellick was president of the World Bank Group. From 2006 to 2007, Mr. Zoellick was vice chairman, International, of Goldman Sachs and from 2013 to 2016, he chaired Goldman Sachs's International Advisors. He also served as a strategic advisor to the Chairman and CEO of AXA, the global insurance firm headquartered in Paris, from 2013 to 2016. Mr. Zoellick was the deputy secretary of the U.S. Department of State from 2005 to 2006 and the U.S. Trade Representative from 2001 to 2005. From 1993 to 2001, Mr. Zoellick served in various academic and executive posts at the U.S. Naval Academy, Harvard University, Goldman Sachs, Fannie Mae and the Center for Strategic and International Studies. From 1985 to 1993, Mr. Zoellick served in senior posts at the Treasury and State departments, as well as White House deputy chief of staff. Mr. Zoellick received his B.A. (Phi Beta Kappa) from Swarthmore College and a J.D. (magna cum laude) and Master of Public Policy from Harvard University. Mr. Zoellick has been a director since December 2013.

        During the past ten years, none of Laureate, its executive officers, its current directors or its director designees has (i) been convicted in a criminal proceeding (excluding traffic violations and similar misdemeanors) or (ii) been a party to any judicial or administrative proceeding (except for matters that were dismissed without sanction or settlement) that resulted in a judgment, decree or final order enjoining such person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws.

        Except as described below, during the past ten years (i) no petition has been filed under federal bankruptcy laws or any state insolvency laws by or against any of our executive officers, current directors or director designees, (ii) no receiver, fiscal agent or similar officer was appointed by a court for the business or property of any of our executive officers, current directors or director designees and (iii) none of our executive officers, current directors or director designees was an executive officer of any business entity or a general partner of any partnership at or within two years before the filing of a petition under the federal bankruptcy laws or any state insolvency laws by or against such entity.

        In January 2005, Mr. Serck-Hanssen joined the team that founded Eos Airlines, Inc. Eos Airlines was an all first-class shuttle between New York and London. Mr. Serck-Hanssen left Eos in February 2008, and Eos filed for protection under Chapter 11 of the U.S. Bankruptcy Code in late April 2008, after the collapse of Bear Stearns & Co., its largest single client, and the start of the U.S. economic downturn, which caused funding commitments from its financial sponsors to be withdrawn. In December 2008, Mr. Martinez joined NII Holdings, Inc. ("NII Holdings") as vice president of human resources. Mr. Martinez left NII Holdings in 2013 and NII Holdings filed for protection under Chapter 11 of the U.S. Bankruptcy Code in September 2014.

        With the exception of Mr. Van Doosselaere, who holds Belgian citizenship, Mr. del Corro, who holds Spanish citizenship, Mr. Serck-Hanssen, who is a Norwegian citizen and a permanent resident of the United States, Mr. Berckemeyer, who holds dual citizenship in Peru and the United States, and

Mr. Carmelo, who holds Spanish citizenship, all of the current directors, director designees and executive officers listed above are U.S. citizens.

        Each current director and director designee brings a strong and unique background and set of skills to the board of directors, giving the board of directors as a whole competence and experience in a wide variety of areas, including corporate governance and board service, executive management, higher education industry experience, accounting and finance, and risk assessment. Set forth below is a brief description of certain experience, qualifications, attributes or skills of each director and director designee that led the board of directors to conclude that such person should serve as one of our directors:

  •
  Mr. Becker has led our Company since 1989 and has been instrumental in our transformation into the largest private international network of degree granting higher education institutions. His current responsibilities as Chairman and Chief Executive Officer make him well qualified to serve on the board of directors.

  •
  Messrs. Carroll, Cohen, Cornog, del Corro, Snow, Taslitz and Van Doosselaere are affiliated with private equity and other similar types of investment funds and have significant experience making and managing private equity investments on behalf of their respective funds. Each of the investment funds they represent have been intimately involved in the management of Laureate since 2007, making them well qualified to serve on the board of directors.

  •
  Mr. Muñoz has extensive knowledge in the fields of finance and accounting and his knowledge of investment banking, legal experience, corporate governance experience and audit oversight experience gained from his membership on the boards and audit committees of other public companies support his qualifications to serve on the board of directors.

  •
  Dr. Rodin is an experienced leader in the not-for-profit sector and has extensive experience in the areas of corporate affairs, financial reporting, risk management, compensation and legal matters, which supports her qualifications to serve on the board of directors.

  •
  Mr. Zoellick has extensive knowledge, insight and experience on international trade, development, and finance issues and his educational and government experience provide important insights for our global business model. In addition, his current positions with international financial and investment firms as a director of an international investment company make him well qualified to serve on the board of directors.

Laureate Board Committees

        Our board of directors has four standing committees: an Audit Committee, a Compensation Committee, a Nominating and Corporate Governance Committee and a Committee on Education.

        The Audit Committee meets with our independent auditors to: (i) review whether satisfactory accounting procedures are being followed by us and whether our internal accounting controls are adequate; (ii) monitor audit and non-audit services performed by the independent auditors; (iii) approve fees charged by the independent auditors; and (iv) perform all other oversight and review of the Company's financial reporting process. The Audit Committee also reviews the performance of the independent auditors and annually selects the firm of independent auditors to audit the Company's financial statements. The Audit Committee currently consists of Messrs. Muñoz, Snow and Taslitz and the board of directors has determined that Mr. Muñoz is an "audit committee financial expert" for purposes of Regulation S-K, Item 407(d)(5). Mr. Muñoz will be independent for purposes of Rule 10A-3 under the Exchange Act and corporate governance standards. We expect a second independent member to be appointed to the Audit Committee within 90 days of the completion of our initial public offering to replace either Mr. Snow or Mr. Taslitz and a third new independent member to be appointed to the Audit Committee to replace either Mr. Snow or Mr. Taslitz, whoever remains, within one year of the completion of our initial public offering so that all of our Audit Committee members will be independent as such term is defined in Rule 10A-3(b)(i) under the Exchange Act and under the rules of Nasdaq. The board of directors has affirmatively determined that Mr. Muñoz meets the definition of "independent director" for purposes of the Nasdaq rules and the independence requirements of Rule 10A-3 of the Exchange Act. There were ten meetings of the Audit Committee during 2016.

        The Compensation Committee establishes the compensation for the Chief Executive Officer and the other executive officers of Laureate and generally reviews benefits and compensation for all officers and employees. The Compensation Committee also administers our 2007 Plan and our 2013 Plan. The Compensation Committee currently consists of Mr. Carroll, Mr. Cohen, Mr. Cornog, Mr. del Corro and Mr. Muñoz. There were six meetings of the Compensation Committee during 2016 and one action by written consent.

        The Nominating and Corporate Governance Committee reviews and monitors corporate governance matters. The Nominating and Corporate Governance Committee currently consists of Dr. Rodin, Mr. Snow and Mr. Van Doosselaere. The Nominating and Corporate Governance Committee did not meet during 2016.

        Each of the above committees has adopted a written charter, which has been approved by our board of directors. Copies of each charter are posted on our website.

        The Committee on Education reviews and advises our board of directors regarding academic matters and policies as well as new education products and technologies. The Committee on Education works closely with our Board Advisory Committee on Education, which also includes distinguished outside educational experts. The Committee on Education currently consists of Mr. Becker, Dr. Rodin and Mr. Van Doosselaere. There were three meetings of the Committee on Education during 2016.

Code of Ethics

        Laureate has adopted a code of ethics that applies its all of its employees, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The Code of Ethics is posted on our website.

Section 16(a) Beneficial Ownership Reporting Compliance

        We did not have any class of equity securities registered pursuant to Section 12 of the Exchange Act during our most recent fiscal year. As a result, none of our directors, officers or other affiliated persons were subject to Section 16 of the Exchange Act during such year.

ITEM 11.    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

        This Compensation Discussion and Analysis provides an overview of our executive compensation philosophy, the overall objectives of our executive compensation program, and each material element of compensation for the fiscal year ended December 31, 2016 that we provided to each person who served as our principal executive officer or principal financial officer during 2016 and our three most highly compensated executive officers employed at the end of 2016 other than those persons, all of whom we refer to collectively as our Named Executive Officers.

        Our Named Executive Officers for the fiscal year ended December 31, 2016 were as follows:

  •
  Douglas L. Becker, Chairman and Chief Executive Officer;

  •
  Eilif Serck-Hanssen, President, Chief Administrative Officer and Chief Financial Officer;

  •
  Ricardo M. Berckemeyer, Chief Operating Officer and Chief Executive Officer, Latin America Region;

  •
  Enderson Guimarães, President and Chief Operating Officer*; and

  •
  Paula Singer, Chief Network Officer.

*
Mr. Guimarães served as President and Chief Operating Officer until March 23, 2017. On March 28, 2017, Mr. Serck-Hanssen was appointed President, Chief Administrative Officer and Chief Financial Officer, and Mr. Berckemeyer was appointed Chief Operating Officer and Chief Executive Officer, Latin America.

        The Compensation Committee is responsible for establishing, implementing, and evaluating our employee compensation and benefit programs. The Compensation Committee periodically reviews and makes recommendations to the board of directors with respect to the adoption of, or amendments to, all equity-based incentive compensation plans for employees, and cash-based incentive plans for executive officers, and evaluates whether the relationship between the incentives associated with these plans and the level of risk-taking by executive officers in response to such incentives is reasonably likely to have a material adverse effect on the Company. The Compensation Committee annually evaluates the performance of our Chief Executive Officer and our other executive officers, establishes the annual salaries and annual cash incentive awards for our Chief Executive Officer and our other executive officers, and approves all equity awards. The Compensation Committee's objective is to ensure that the total compensation paid to the Named Executive Officers as well as our other senior officers is fair, reasonable, and competitive. Generally, the types of compensation and benefits provided to our Named Executive Officers are like those provided to other senior members of our management team.

Executive Compensation Philosophy

        The goal of our executive compensation program is to create long-term value for our investors while at the same time rewarding our executives for superior financial and operating performance and encouraging them to remain with us for long, productive careers. We believe the most effective way to achieve this objective is to design an executive compensation program rewarding the achievement of specific annual, long-term and strategic goals and aligning executives' interests with those of our investors by further rewarding performance above established goals. We use this philosophy as the foundation for evaluating and improving the effectiveness of our executive pay program. The following are the core elements of our executive compensation philosophy:

  •
  Market Competitive: Compensation levels and programs for executives, including the Named Executive Officers, should be competitive relative to the appropriate markets in which we operate. We are a unique network of organizations, and we believe that competitive pay programs must be locally driven. It is important for our local organizations to leverage an understanding of what constitutes competitive pay in their markets and build unique strategies to attract the high caliber talent we require to manage and grow our fast-paced organization;

  •
  Performance Based: Most executive compensation should be performance-based pay that is "at risk," based on short-term and long-term goals, which reward both organizational and individual performance;

  •
  Investor Aligned: Incentives should be structured to create a strong alignment between executives and investors on both a short-term and a long-term basis; and

  •
  Financially Efficient: Pay programs and features should attempt to minimize the impact on our earnings and maximize our tax benefits, all other things being equal.

        By incorporating these elements, we believe our executive compensation program is responsive to our investors' objectives and effective in attracting, motivating, and retaining the level of talent necessary to grow and manage our business successfully.

Process for Determining Compensation

        Our compensation process for each fiscal year begins in the preceding September, when senior management meets to set the next year's budgets. Using the budgets developed during October and November, each year in December, the board of directors approves our revenue, earnings, and student enrollment goals for the following year. These goals serve as the target metrics in our Annual Incentive Plan ("AIP"), a non-equity short-term incentive plan designed to create a link between executive compensation and company performance, and our cash Long Term Incentive Plans ("LTIP") with certain Named Executive Officers, which are designed to reward superior performance over a longer period and thereby provide an incentive for these executives to remain with us. See "—Elements of Laureate's 2016 Compensation Program—Incentive Opportunity." In March, the Compensation Committee meets to review the Named Executive Officers' prior year's performance, set their base salary levels for the current fiscal year, approve the AIP for the current year, and approve or modify individual goals for the Named Executive Officers that were recommended by management for the discretionary portion of our AIP. In March, the Compensation Committee assesses performance and certifies the extent to which the prior year's performance goals have been achieved and authorizes the payment of any earned incentive compensation.

        The Compensation Committee has not yet assessed 2016 performance under any of our performance-based compensation programs. Accordingly, 2016 payouts under our performance-based incentive awards have not been determined at this time. The Company intends to file a Current Report on Form 8-K or otherwise disclose the 2016 performance-based compensation after the Compensation Committee has assessed 2016 performance under our performance-based compensation programs and individual incentive awards are determined.

        Prior to the March Compensation Committee meeting, the CEO and the Chief Human Resources Officer ("CHRO") review the prior year's performance of each Named Executive Officer (other than the CEO, whose performance is reviewed only by the Compensation Committee). The conclusions reached and recommendations based on these reviews, including with respect to salary adjustments and AIP cash award amounts, are presented to the Compensation Committee at its March meeting. The Compensation Committee determines salary adjustments and AIP cash awards for our Named Executive Officers, considering the CEO's recommendations. The CEO and CHRO are not members of the Compensation Committee and do not participate in deliberations regarding their own compensation.

Relationship of Compensation Practices to Risk Management

        We have reviewed and considered our compensation plans and practices for all our employees and do not believe that our compensation policies and practices create risks that are reasonably likely to have a material adverse effect on the Company. We utilize many design features that mitigate the possibility of encouraging excessive risk taking behavior. Among these design features are:

  •
  reasonable goals and objectives that are well-defined and communicated;

  •
  a strong recoupment ("clawback") policy;

  •
  balance of short-and long-term variable compensation tied to a mix of financial and operational objectives;

  •
  double-trigger severance and equity arrangements;

  •
  an independent compensation consultant for the Compensation Committee; and

  •
  the Compensation Committee's ability to exercise downward discretion in determining payouts.

Role of Independent Compensation Consultant

        During 2016, the CHRO and members of his staff met several times with Frederic W. Cook & Co., Inc. ("FW Cook"), an independent executive compensation consulting firm retained by the Compensation Committee, for advice and perspective regarding market trends that could affect our decisions about our executive compensation program and practices. During this time, FW Cook assessed our compensation philosophy and the structure of our programs and reviewed our existing equity and variable pay compensation documents. FW Cook then advised management about alternatives it could consider before recommending executive compensation design and amounts to the Compensation Committee. The Compensation Committee assessed the independence of FW Cook pursuant to SEC rules and concluded that the work performed by FW Cook does not raise any conflicts of interest.

Compensation Peer Group

        In its capacity as the Compensation Committee's independent compensation consultant, FW Cook has provided insight to the Compensation Committee on certain regulatory requirements and concerns of our investors, assisting with the development of conceptual designs for future equity and cash incentive compensation programs and providing the Compensation Committee with relevant market data and alternatives to consider when making compensation decisions for the CEO and other Named Executive Officers. Additionally, the Compensation Committee requested FW Cook to identify a framework of comparators that adequately reflects the unique nature of our operations. The Compensation Committee used this Compensation Peer Group, which was updated in 2014, as part of the 2016 compensation process to evaluate the competitiveness of the compensation targets for our executive team. The Compensation Peer Group includes three distinct elements, each representing a key Laureate characteristic. These business characteristics include: (1) industry, (2) size and complexity and (3) growth and profitability. The Compensation Committee has defined these characteristics and selected peer companies for each group as follows:

  •
  Industry:  Companies in the S&P 1500 and the educational services industry with total revenue of at least $1 billion, including Apollo Education Group, Career Education, DeVry Education Group, Education Management Corporation and ITT Educational Services.

  •
  Size/Complexity:  Companies in the S&P 1500 with total revenue ranging from $2.5 billion to $5.5 billion, with at least 70% of total revenue derived from foreign sources, including Analog Devices, Inc. The Brinks Company, Cabot Corporation, FMC Technologies, Inc., First Solar, Inc., Harman International Industries, Incorporated, International Flavors & Fragrances Inc., Molson Coors Brewing Company, Nabors Industries Ltd., Nvidia Corporation, Sandisk Corp., Terex Corporation, and Universal Corporation.

  •
  High Growth/Profitability:  Companies in the S&P 1500 with total revenue ranging from $1 billion to $10 billion, three-year total revenue CAGR of at least 15%, three-year average EBITDA margins of at least 20%, at least 30% of total revenue generated from foreign sources, including Altera Corporation, BlackRock, Inc., Celgene Corporation, Cliffs Natural Resources Inc., Discovery Communications, Inc., Equinix, Inc., FLIR Systems, Inc., Gilead Sciences, Inc., Global Payments Inc., Intercontinental Exchange, Inc., Mylan N.V., Newmont Mining Corporation, The Priceline Group Inc., ResMed Inc. and Visa Inc.

        Since the peer group was updated in 2014, three companies (one from each sub-category), Corinthian Colleges, LSI Corporation and Life Technologies, Inc., have been removed because they have ceased to be independently operated entities.

        The Compensation Committee used data derived from our Compensation Peer Group to inform its decisions about overall compensation, compensation elements, optimum pay mix and the relative competitive landscape of our executive compensation program. The committee used multiple reference points when establishing target compensation levels. Because comparative compensation information is just one of several analytic tools the Compensation Committee uses in setting executive compensation, it has discretion in determining the nature and extent of its use. Moreover, given the limitations associated with comparative pay information for setting individual executive compensation, the Compensation Committee may elect not to use the comparative compensation information at all while making individual compensation decisions.

Considerations in Setting 2016 Compensation

        In approving 2016 compensation for the Named Executive Officers, the Compensation Committee took under advisement the recommendation of the CEO and CHRO relating to the total compensation package for the Named Executive Officers and, based on company-wide operating results and the extent to which individual performance objectives were met, the Compensation Committee determined 2016 compensation for each of the Named Executive Officers. In determining whether to approve or modify management-recommended compensation for the Named Executive Officers in 2016, the Compensation Committee reviewed non-financial factors as part of the overall evaluation of performance. Such non-financial factors included judging the extent to which each Named Executive Officer identified business opportunities, maximized network synergies for Laureate, shared best practices and maximized the mix of our geographic revenues, programs, modalities and levels of study. The Compensation Committee believes non-financial measures are often "leading indicators" of financial performance and are especially important to a rapidly growing and geographically dispersed company like Laureate. The Compensation Committee believes that the total 2016 compensation opportunity for our Named Executive Officers was competitive while at the same time being responsible to our investors because a significant percentage of total compensation in 2016 was allocated to variable compensation, paid only upon achievement of both individual and Company performance objectives.

        The following is a summary of key considerations that affected the development of 2016 compensation targets and 2016 compensation decisions for our Named Executive Officers (and which the Compensation Committee believes will continue to affect its compensation decisions in future years):

        Market Targets.    We target base salary for our Named Executive Officers generally near the 50th percentile of the Compensation Peer Group. Total cash and total direct compensation (base salary, AIP award at target and the value of equity grants) are generally near the 75th percentile of the Compensation Peer Group. Although historically a specific pay mix for our Named Executive Officers has not been set, it has been and will continue to be our policy to allocate a significantly larger portion of the Named Executive Officers' compensation in the form of variable or "at-risk" compensation than is allocated to junior members of management. By targeting our Named Executive Officers' base salaries and total cash and total direct compensation near the 50th and the 75th percentiles, respectively, most of our Named Executive Officers' pay is at risk, consistent with strategies followed by other high-growth companies and the Compensation Committee's pay-for-performance philosophy. Market targets are periodically reviewed to ensure competitiveness with other companies' executives with like responsibilities to our Named Executive Officers.

        Emphasis on Performance.    Laureate's compensation program provides increased pay opportunity correlated with superior performance over the long term. When evaluating base salary, individual performance is the primary driver that determines the Named Executive Officer's annual increase, if any. In our AIP, both organizational and individual performance are key drivers in determining the Named Executive Officer's non-equity incentive award. Of the outstanding unvested options, performance share units, and restricted stock units currently held by our Named Executive Officers, approximately 50% are performance-based.

        The Importance of Organizational Results.    Laureate's AIP uses the achievement of specific organizational metrics in determining approximately 80% of the Named Executive Officers' target annual cash incentive award. This is because the Compensation Committee believes it is important to hold the Named Executive Officers accountable for both the results of their organization and overall company results. Our 2016 AIP was designed to emphasize and reward the Named Executive Officers for corporate performance. The Compensation Committee believes that individual contributions by the Named Executive Officers significantly affect both regional and overall corporate results. The payment of LTIP awards and the vesting of performance options and performance share units granted under our 2013 Plan are dependent on the Company achieving overall corporate financial goals.

2016 Stock Option Repricing/Retention Equity Grant

        Effective June 17, 2016, upon the recommendation of the Compensation Committee, the board of directors approved a modification in the exercise price of all outstanding stock options granted under the 2013 Plan, other than options granted in 2016, to reduce the exercise price per share to $23.20 per share, which was the estimated fair market value of the common stock on the effective date of the repricing. Stock options granted under the 2013 Plan during 2016, as well as stock options granted under the 2007 Plan were excluded from this repricing, and will maintain their original exercise prices. The stock options that were repriced had been granted with an exercise price greater than the estimated fair market value on June 17, 2016 (i.e., exercise prices ranging from $34.52 to $25.76 per share). Because the exercise prices of these stock options exceeded the estimated fair market value of the Company's common stock on the modification date, the Compensation Committee determined that the retentive value of these awards had substantially diminished from the time they had been granted. The Compensation Committee determined that this repricing was in the best interests of the Company and its stockholders to provide a continued incentive for highly qualified employees with substantial experience in the Company's business to remain employed during a critical period for the Company.

        Effective October 25, 2016, the Compensation Committee approved incremental equity grants under the 2013 Plan to 45 senior employees, including the Named Executive Officers other than Mr. Guimarães, each of whom had previously received equity awards under the 2007 Plan and 2013 Plan in 2013 and prior years. These retention awards were the only equity awards made to any of the Named Executive Officers during 2016 and were designed to provide an additional incentive for these employees to remain with the Company. Mr. Becker received 114,790 time-based vesting stock options and 47,477 performance-based vesting stock options because the Compensation Committee wanted to provide an incentive to Mr. Becker that was tied an increase in the overall equity value of the Company, and the other 44 senior employees received restricted stock units ("RSUs") and/or performance share units ("PSUs"). The time-based vesting stock options and RSUs granted on October 25, 2016 will become vested on June 17, 2018, if the recipient continuously remains employed by the Company through that date. 50% of the performance-based vesting stock options and PSUs granted on October 25, 2016 will become vested if the Company achieves applicable equity value targets ("Equity Value Targets") in 2016 and 50% will become vested if the Company achieves the applicable Equity Value Targets in 2017, in each case, subject to the recipient remaining continuously employed by the Company through June 17, 2018. See "—Grants of Plan-Based Awards in 2016" for more information on these grants.

Elements of Laureate's 2016 Compensation Program

        There are three key components of our executive compensation program for our Named Executive Officers: base salary, AIP awards, and long-term equity incentive awards. Four of our Named Executive Officers, Messrs. Serck-Hanssen, Berckemeyer and Guimarães and Ms. Singer have also participated in our Long-term cash incentive opportunity ("LTIP"). The components of incentive compensation (the AIP awards, equity awards and LTIPs) are significantly "at-risk," as the degree to which the AIP awards and LTIPs are paid and the performance vesting and the intrinsic value of the equity awards all depend on the extent to which certain of our operating and financial goals are achieved. In addition to these key compensation elements, the Named Executive Officers are provided certain other compensation. See "—Other Compensation." When reviewing compensation levels, each component of compensation is reviewed independently, and the total pay package is reviewed in the aggregate. However, the Compensation Committee believes that an important component of aligning the interests of investors and executives is to place a strong emphasis on "at risk" compensation linked to overall Company performance.

        In 2016, approximately 67% of the compensation for the CEO was "at risk." See "—Arrangements with Certain Named Executive Officers—Chairman and Chief Executive Officer Compensation" below for a discussion relating to Mr. Becker's long-term incentive compensation.

        Base Salary.    We pay our Named Executive Officers base salaries to compensate them for services rendered each year. Base salary is a regular, fixed-cash payment, the amount of which is based on position, experience, and performance after considering the following primary factors—internal review of the executive's compensation, relative to both U.S. national market targets and other executives' salaries, and the Compensation Committee's assessment of the executive's individual prior performance. Salary levels are typically considered annually as part of our performance review process but can be adjusted in connection with a promotion or other change in job responsibility. Merit-based increases to salaries of the Named Executive Officers are determined each March by the Compensation Committee after the Compensation Committee assesses performance by each executive during the preceding fiscal year. Each of the Named Executive Officers received a 2.0% salary increase from 2015 to 2016, except for Mr. Guimarães, who received an increase of 0.7% from 2015 to 2016 because his employment with the Company began on September 1, 2015.

        The salary increases for the Named Executive Officers from 2015 to 2016 were:

Executive	Salary as of December 31, 2015	Salary Increase from 2015 to 2016(1)	2016 Salary
Douglas L. Becker	$998,278	2.0%	$1,018,244
Eilif Serck-Hanssen	$582,329	2.0%	$593,975
Ricardo M. Berckemeyer	$682,906	2.0%	$696,564
Enderson Guimarães(2)	$900,000	0.7%	$906,017
Paula Singer	$682,906	2.0%	$696,564

(1)
Salary increases effective March 1, 2016.

(2)
Mr. Guimarães served as President and Chief Operating Officer until March 23, 2017.

        Incentive Opportunity.    In addition to receiving base salaries, the Named Executive Officers participate in the AIP each year. Messrs. Serck-Hanssen, Berckemeyer and Guimarães also participate in LTIPs in 2016. The Compensation Committee has identified several factors that it believes are critical to the success of our business and these factors, in various combinations, are incorporated into the 2013 Plan, the AIP and the LTIPs:

  •
  Adjusted Financing EBITDA:  EBITDA equals revenues minus expenses (excluding interest, taxes, depreciation and amortization). Financing EBITDA excludes non-cash compensation expenses, including expenses relating to long-term incentive plans, acquisition costs, support charges, and royalty/network fees. For 2016, the Compensation Committee used an Adjusted Financing EBITDA target for purposes of the AIP, which is like Adjusted EBITDA described elsewhere in this Form 10-K but excludes the impact of foreign currency exchange rates and certain extraordinary or non-recurring items, which the Compensation Committee believes are not indicative of ongoing results ("Adjusted Financing EBITDA"). The Compensation Committee believes that Adjusted Financing EBITDA is an important measure in evaluating management's success in positioning the Company for sustainable profitability, which is a primary goal of the Company.

  •
  Revenue:  Revenues are the fees generated from our provision of educational services and products before any costs or expenses are deducted. Year-to-year growth in revenues indicates a strong base for future growth.

  •
  Operating EBITDA Margin:  EBITDA Margin is EBITDA as a percentage of total revenues. In 2016, we calculated the EBITDA Margin using Operating EBITDA. Operating EBITDA is Adjusted Financing EBITDA excluding the value added tax from royalty/network fees. Operating EBITDA Margin is a means by which the Compensation Committee can monitor the extent to which the Company's growth in revenues results in increased profitability. The target for 2016 was based on 2015 results plus 40 basis points.

  •
  New Enrollment:  New enrollment is defined as students who enroll in an academic program for the first time or students who return to their academic program after an absence of at least two years. New enrollment indicates that there is continued interest in the Laureate International Universities network and can be a leading indicator of future revenue levels. Total enrollment is tied to total revenues and can be a leading indicator of continued good student outcomes.

        Certain adjustments in measuring performance.    In measuring financial performance for purposes of our incentive compensation programs, the Compensation Committee focuses on the fundamentals of the underlying business performance and adjusts for items that are not indicative of ongoing results. For example, revenue and Adjusted Financing EBITDA measures are expressed in constant currencies (i.e., excluding the effects of foreign currency translation) because we believe that period-to-period changes in foreign exchange rates can cause our reported results to appear more or less favorable than business fundamentals indicate. The Compensation Committee's approach to other types of adjustments is subject to pre-established guidelines, including materiality, to provide clarity and consistency on how it views the business when evaluating performance. Charges/credits that may be excluded from Adjusted Financing EBITDA include: strategic items (such as restructurings, acquisitions and divestitures); regulatory items (changes in law, or tax or accounting rules); and external items (extraordinary, non-recurring events such as natural disasters). For example, among other things, the Compensation Committee expects to adjust 2016 performance to give effect to the divestitures of our French and Swiss hospitality businesses during 2016.

        Annual Cash Incentive Opportunity.    Our AIP is an annual cash incentive program designed to create a link between executive compensation and performance of the participants and the Company. The AIP provides metrics for the calculation of annual incentive-based cash compensation after assessing the executive's performance against pre-determined quantitative and qualitative measures within the context of our overall performance. For purposes of compliance with the Internal Revenue Code ("Code"), awards under the AIP will not be paid to individuals subject to Section 162(m) of the Code unless attainment of performance goals is certified by the Compensation Committee. In the event of attainment of minimum performance goals under the AIP, the Compensation Committee will exercise negative discretion to adjust awards downwards from a potential maximum amount to satisfy requirements under Section 162(m) of the Code, while still providing for awards based on Company and individual performance in accordance with our AIP program. In addition, a significant portion of each Named Executive Officer's 2016 AIP awards will be determined based on individual performance. In evaluating individual performance, the Compensation Committee reviews the annual objectives set for each of the Named Executive Officers at the start of the year (by the Compensation Committee for the CEO and by the CEO for all other Named Executive Officers) and uses its judgment to determine whether the objectives were achieved. Individual performance is weighted at 20% of the overall AIP opportunity at target. Individual results for the year are rated by the Compensation Committee on a scale from 0% to 200% based on the recommendation of the CEO, except with respect to his own performance, which is determined by the Compensation Committee. Considerations affecting evaluation of individual performance may include extraordinary economic or business conditions, the state of the business, deviations from forecasted business targets that are unrelated to the executive's performance and other external factors that, in the CEO's judgment (or the Compensation Committee's judgment in the case of the CEO's individual performance), may have affected our financial and operating results. The Compensation Committee also considers constructive strategic issues that have long-term consequences such as: positive student outcomes like job placement and on-time graduation, achieving the highest academic and operational standards and regulatory compliance. The Named Executive Officers are also rewarded for important strategic contributions like building succession plan pipelines and high-performance cultures. In reviewing the compensation of the Named Executive Officers, the Compensation Committee considers the executive's performance, the importance of his or her position to us and the executive's future leadership potential. For all Named Executive Officers, other than the CEO, the CEO gives guidance to the Compensation Committee as to whether he believes each of the Named Executive Officers has achieved the individual performance goals set at the beginning of the year. After his review, the CEO presents AIP award and salary adjustment recommendations for the Named Executive Officers to the Compensation Committee for approval. The Compensation Committee determines the compensation of the Named Executive Officers, considering the CEO's assessment of each executive's performance. The Compensation Committee determines whether the CEO has achieved the individual performance goals the Compensation Committee set for the CEO, taking into account the CEO's assessment of his own performance.

        AIP award levels for the Named Executive Officers are dependent on the extent to which specified levels of the above metrics and certain individual goals have been achieved. The goals specified in the AIP for each of the above metrics derive from management's annual business plan (the "annual plan") and management's plan for the next five fiscal years (the "long-range plan"), both of which are reviewed by the board of directors each December. The CEO and CHRO work with the Compensation Committee to set target metrics for the AIP based on our board-approved annual plan and the financial goals contained therein, which the directors believe should be attainable but only with considerable effort.

        In February 2016, the Compensation Committee adopted the 2016 AIP. Weighting under the 2016 AIP consisted of: Adjusted Financing EBITDA, 40%; Revenue, 15%; Operating EBITDA Margin, 10%; New Enrollments, 15%; and Individual Performance, 20%. If at least 95% of the corporate and/or regional Adjusted Financing EBITDA target was not achieved for the year, the maximum AIP payment for Named Executive Officers would be capped at 100% of target. If at least 80% of the corporate Adjusted Financing EBITDA was not achieved for the year, the AIP plan pool for the Company's executive officers, which includes the Named Executive Officers, would not be funded. If at least 85% of the corporate and/or regional Adjusted Financing EBITDA target was not achieved for the year, the Compensation Committee could elect not to pay any awards to any participant under the 2016 AIP. As of the date of this Form 10-K, the Compensation Committee has not yet assessed 2016 performance under any of our performance-based compensation programs. Accordingly, 2016 performance-based incentive awards, including the AIP, has not been determined at this time. The Company intends to file an amendment to this Form 10-Kor otherwise disclose the 2016 performance-based compensation within four business days after the date the Compensation Committee makes such determinations.

        In 2016, AIP target award opportunities ranged from 85% to 130% of the base salary of each Named Executive Officer, depending on the executive's level of responsibility and the effect the Compensation Committee perceived the Named Executive Officer to have on Company operations. The Compensation Committee took into consideration Compensation Peer Group competitiveness and compensation equity across various Company executive positions when setting the range of target 2016 AIP award opportunities for our Named Executive Officers. The Compensation Committee also gave each Named Executive Officer the opportunity to earn a 2016 AIP award above the target opportunity up to a maximum of 200% of his or her AIP target opportunity, if the Company achieved certain levels of performance and the Compensation Committee determined that the individual had achieved certain goals, as well.

        AIP awards granted to our Named Executive Officers for 2016 performance will reflect the Compensation Committee's assessment of each Named Executive Officer's individual performance and our overall performance when measured against the Compensation Committee-established goals for 2016 of Adjusted Financing EBITDA, revenue, Operating EBITDA margin, new enrollments, and individual objectives. The 2016 AIP was designed so that a multiplier will be applied to the respective weight of each metric, which proportionally reduces or increases the Named Executive Officer's award depending on the extent to which the goal for each metric is missed or exceeded, as applicable and as set forth in the table below for each Named Executive Officer. Except as described below, for performance percentages between the levels set forth in the table, the resulting payout percentage would be adjusted on a linear basis. Because the Compensation Committee's intent in designing the 2016 AIP was for the Named Executive Officers to stress improved profitability, the 2016 AIP provided that: (i) had we achieved 80% or less of the 2016 corporate and/or regional Adjusted Financing EBITDA goal, as applicable, none of the Named Executive Officers would have received any 2016 AIP Award, and (ii) had the Company achieved less than 95% of the 2016 corporate and/or regional Adjusted Financing EBITDA goal, as applicable, none of the Named Executive Officers would have received more than his or her target award opportunity, regardless of whether the goal for any of the other metrics had been exceeded. Additionally, the 2016 AIP provided that if the Company achieved 85% or less of the established goal for new enrollments, 90% or less of the established goal for revenues or if Operating EBITDA Margin was less than or equal to the applicable 2015 result, then the portion of the Named Executive Officer's AIP award dependent on that metric would be entirely deducted from his or her total 2016 AIP award opportunity.

Percent Payout	Performance Against Plan	Adjusted Financing EBITDA	Revenue	Operating EBITDA Margin	New Enrollments
Weight		40%	15%	10%	15%
200%	Percent of Target	110%	110%	2015 result + 80 bps	115%
100%	Value for 100% payout	Target	Target	2015 result + 40 bps	Target
0%	Percent of Target	90%	90%	2015 Result	85%

        Although the Compensation Committee has not yet assessed performance under the 2016 AIP, the tables below contain the goal for each metric used in the 2016 AIP. 2016 AIP awards for all Named Executive Officers, apart from Mr. Berckemeyer, will be based on corporate results, which goals and results are shown in the first table below. Mr. Berckemeyer's 2016 AIP goals were based on LatAm regional results, which goals are shown in the second table below. Of the four financial metrics used to determine 2016 AIP awards, Adjusted Financing EBITDA was weighted the heaviest because of the Compensation Committee's focus on profitability. While each of Operating EBITDA margin, revenue, and new enrollment are critical to our ability to grow over the long term, the Compensation Committee believes Adjusted Financing EBITDA is the most important measure of sustainable profitability.

Corporate 2016 AIP

Performance Metric	Target	Weighted Target as % of Award
Adjusted Financing EBITDA(1)	$781.4	40%
Revenue(1)	$4,365.5	15%
Op EBITDA Margin	18.7%	10%
New Enrollments	536,353	15%
Individual Performance		20%

		100%

(1)
In thousands

LatAm 2016 AIP

Performance Metric	Target	Weighted Target as % of Award
Adjusted Financing EBITDA(1)	$495.0	40%
Revenue(1)	$2,396.1	15%
Op EBITDA Margin	21.9%	10%
New Enrollments	416,348	15%
Individual Performance		20%

		100%

(1)
In thousands

        The table below provides information relating to the 2016 AIP target for each of the Named Executive Officers, both in dollar amounts and as a percentage of year-end base salary.

Executive	Year-End 2016 Base Salary Amount ($)	AIP Target Award as % of 2016 Year-End Salary	Target 2016 AIP Award ($)
Douglas L. Becker	1,018,243	120%	1,221,891
Eilif Serck-Hanssen	593,975	85%	504,879
Ricardo M. Berckemeyer	696,564	120%	835,877
Enderson Guimarães(1)	906,017	130%	1,177,821
Paula Singer	696,564	100%	696,564

(1)
Mr. Guimarães served as President and Chief Operating Officer until March 23, 2017.

        Long-Term Cash Incentive Opportunity.    Messrs. Serck-Hanssen, Berckemeyer and Guimarães each participated in a LTIP in 2016, and Ms. Singer also participated in a LTIP in 2015. The LTIPs are multi-year cash incentive plans designed to motivate and reward participants for the achievement of performance goals over a multi-year period by offering them the opportunity to receive cash payments based on the achievement of such goals. The multi-year performance period is designed to provide an additional incentive for the Named Executive Officers to remain with Laureate through the performance period and beyond. The LTIP awards are conditioned on the achievement of Company financial performance goals and are earned over separate one-year periods subject to continued employment. LTIP payouts for 2015 appear in the Summary Compensation Table. As of the date of this Form 10-K, the Compensation Committee has not yet assessed 2016 performance under any of our performance-based compensation programs. Accordingly, 2016 performance-based incentive awards, including the LTIPs, have not been determined at this time. We expect the Compensation Committee to assess 2016 performance under our performance-based compensation programs and determine the LTIP awards in April 2017. The Company intends to file Current Report on Form 8-K or otherwise disclose the 2016 performance-based compensation within four business days after the Compensation Committee has assessed 2016 performance under our performance-based compensation programs and individual incentive awards are determined.

        The LTIPs initially had two separate one-year performance periods commencing January 1, 2014 and continuing through December 31, 2015, with the payouts for each year under the plan payable as soon as practicable after the Compensation Committee assessed whether the applicable target had been achieved based on the audited financial statements for that year. Payouts under the LTIPs are based on the achievement of Corporate Adjusted Financing EBITDA targets, and in the case of Mr. Berckemeyer only, LatAm Adjusted Financing EBITDA targets.

        In September 2014, the Compensation Committee approved a change to Mr. Berckemeyer's LTIP arrangement to add an additional $1,000,000 award opportunity for 2016. Payments of awards to Mr. Berckemeyer in 2016 are subject (a) 50% to continued employment on the applicable annual payment date, and (b) 50% to achievement of the annual performance targets set by the Compensation Committee. Payment of the performance-based component will be based on achievement of at least 98% of the Adjusted Financing EBITDA target for 2016. For Mr. Berckemeyer, the performance targets for 2016 are based on the goals contained in the Company's 2014 long range plan on a foreign currency exchange neutral basis at 2015 budget exchange rates, based 75% on LatAm Adjusted Financing EBITDA, which is $723,859,021, and 25% on Corporate Adjusted Financing EBITDA, which is $1,033,673,322. Payment, if earned, will be made as soon as administratively practicable after the end of the performance period.

        In May 2015, the Compensation Committee approved an additional year for Mr. Serck-Hanssen's LTIP. If at least 98% of the applicable 2016 Corporate Adjusted Financing EBITDA target is achieved, Mr. Serck-Hanssen will be eligible to receive a $500,000 payment. For Mr. Serck-Hanssen, the 2016 performance target is based on the goals contained in the Company's 2015 long range plan, on a foreign currency exchange neutral basis at 2015 budget exchange rates, which is $942,449,981. Payment, if earned, will be made as soon as administratively practicable after the end of the performance period.

        Pursuant to his offer letter, Mr. Guimarães is eligible to participate in a cash LTIP plan valued at $1,000,000 in 2016 and $1,500,000 in 2017, subject to the terms of the plan as amended from time to time. LTIP goals are tied to achievement of Adjusted Financing EBITDA goals in the Company's 2016 budget and 2017 long range plan. Payment will be based on achievement of at least 98% of the Adjusted Financing EBITDA target for each year. For Mr. Guimarães, the 2016 performance target is based on the goals contained in the Company's 2016 budget on a foreign currency neutral basis at 2016 budget exchange rates, which was $781,355,195. Payment, if earned, will be made as soon as administratively practicable after the end of the performance period.

Executive	2016 Payment Target
Eilif Serck-Hanssen	$500,000
Ricardo M. Berckemeyer	$1,000,000
Enderson Guimarães(1)	$1,000,000

(1)
Mr. Guimarães served as President and Chief Operating Officer until March 23, 2017.

        Long-Term Equity Incentive Opportunity.    The use of long-term equity incentives creates a link between executive compensation and Laureate's long-term performance, thereby creating alignment between executive and investor interests. In 2013, our board of directors and the stockholders of the Company approved the 2013 Plan, which is an omnibus plan providing the flexibility to grant a variety of long-term equity incentive awards, including stock options, restricted stock, restricted stock units and stock appreciation rights. In September 2015 and December 2016, our board of directors and the stockholders of the Company approved amendments to the 2013 Plan to increase the aggregate number of shares of common stock issuable pursuant to awards that may be granted under the 2013 Plan. As of December 31, 2016, only stock options, RSUs and PSUs had been granted to any of the Named Executive Officers under the 2013 Plan. In connection with the adoption of the 2013 Plan, the Compensation Committee made long-term equity incentive awards to the Named Executive Officers that were intended to provide five years of long term incentive on an up-front basis. The Compensation Committee did not make any equity grants to any Named Executive Officer during 2016 other than the October, 2016 retention awards described above in "—2016 Stock Option Repricing/Retention Equity Grant" and included in "—Grants of Plan-Based Awards in 2016."

        Equity awards granted to the Named Executive Officers under the 2013 Plan were determined based on market competitiveness, criticality of position and individual performance (both historical and expected future performance) and, in the case of Mr. Guimarães, recruitment. There is no set weight given to these factors. Performance awards granted to our Named Executive Officers under the 2013 Plan can vest subject to an annual corporate Equity Value Target. The Equity Value Target was based on 15% cumulative annual growth over 2012 results. Equity Value is generally defined as Adjusted EBITDA, minus noncontrolling interests equity value, multiplied by 10, minus net debt all calculated on a foreign currency neutral basis. The targets also contain a catch-up provision. If the performance-vesting target is missed for a year, that performance tranche can vest in any subsequent year after which the targeted result is achieved for the current year. The Compensation Committee uses its discretion in determining appropriate equity award levels for the Named Executive Officers.

        Commencing with the annual equity grants made in 2016, the Compensation Committee refined the Company's long term incentive award program to make it more consistent with market practice, appropriately aligning pay with performance, and maximizing share usage under our 2013 Plan. Because the Named Executive Officers each received front loaded awards in 2013, or in the case of Mr. Guimarães in 2015 upon his recruitment, none of the Named Executive Officers received an annual equity award in 2016 with these new features. Certain of the Named Executive Officers did, however, receive the October 2016 retention grant described above in "—2016 Stock Option Repricing/Retention Equity Grant", which did not incorporate the new annual refinements. It is anticipated Named Executive Officers may receive grants with the new features in future periods.

        The principal long-term equity incentive design features adopted in 2016 included:

  •
  Move from plan designed to deliver market-competitive long-term incentives in up front fashion to senior executives and on an annual basis to other employees to one designed to deliver market-competitive long-term incentives on an annual basis to all eligible employees;

  •
  Move from awards vesting over 5 years to awards vesting over 3 years, generally as follows:

  •
  Stock options 33.3% of the total number of options in each annual grant vesting each year,

  •
  RSUs 33.3% of the total number of units in each annual grant vesting each year, and

  •
  PSUs: a percentage of target determined based on corporate performance on the third anniversary of the grant date against an Adjusted EBITDA performance goal set annually by the Compensation Committee;

  •
  Reduce or eliminate use of performance stock options; and

  •
  Change from Equity Value Target performance goal to Adjusted EBITDA performance goal.

        The following is a description of equity awards granted to our Named Executive Officers since 2013:

        Stock Options:    Historically, stock options have been, and we expect they will continue to be, a core element of long-term incentive opportunity for our Named Executive Officers. The Compensation Committee believes that the best way to align compensation of our Named Executive Officers with long-term growth and profitability is to design long-term incentive compensation that is, to a great degree, dependent on Company performance. Time-based stock options granted to our Named Executive Officers (other than those granted to Mr. Becker in October 2016) vest in equal annual installments over a five-year period, subject to continued employment on each applicable vesting date. Performance-based stock options granted to our Named Executive Officers (other than those granted to Mr. Becker in October 2016) under our 2013 Plan vest in equal annual installments over a five-year period based on satisfaction of the annual Equity Value Target described above, subject to continued employment on each applicable vesting date. See "—2016 Stock Option Repricing/Retention Equity Grant" and "—2016 Grants of Plan-Based Awards" for more information on the stock options granted to Mr. Becker in October 2016. See "—Outstanding Equity Awards" for information about the vesting terms of our outstanding stock options.

        See "—Arrangements with Certain Named Executive Officers—Chairman and Chief Executive Officer Compensation" for more information concerning options the Company granted to Mr. Becker.

        Performance Share Units:    Each of the Named Executive Officers (other than Mr. Guimarães) received a grant of PSUs in 2013. The PSUs vest in equal annual installments over a five-year period subject to satisfaction of the Equity Value Target described above. The portion of the initial grant of PSUs subject to achievement of each of the 2013 and 2014 Equity Value Targets was first eligible to vest after the publication of audited financial statements for 2014. The remaining portion of the PSUs is, or was, as applicable, eligible to vest based on achievement of the applicable 2015, 2016, and 2017 Equity Value Targets. The grant agreements contain the catch-up provision discussed above. Mr. Guimarães received grants of 174,392 PSUs in September 2015 and 30,518 PSUs in December 2015, which will be, or was, as applicable, eligible to vest based on achievement of the applicable 2015, 2016, 2017, 2018 and 2019 Equity Value Targets. The Named Executive Officers (other than Messrs. Becker and Guimarães) also received PSUs in October 2016. See "—2016 Stock Option Repricing/Retention Equity Grant" and "—2016 Grants of Plan-Based Awards" for more information on these grants. See "—Outstanding Equity Awards" for information about the vesting terms of our outstanding PSUs.

        In March 2015, the Compensation Committee determined, based on the Company's audited consolidated financial statements for 2013 and 2014, that the Equity Value Targets for 2013 and 2014 had been achieved, and the PSUs subject to those Equity Value Targets vested and were settled in shares of common stock in April 2015. In March 2016, the Compensation Committee determined, based on the Company's audited consolidated financial statements for 2015, that the Equity Value Target for 2015 had been achieved and the PSUs subject to that Equity Value Target vested and were settled in shares of common stock in April 2016. PSUs are affected by all changes in the fair market value of our common stock and, therefore, the value to the Named Executive Officers is affected by both increases and decreases in the fair market value. Except as provided in an individual agreement, all unvested PSUs are forfeitable upon termination of employment prior to vesting. PSUs do not provide voting or dividend rights until the units are vested and settled in shares of common stock.

        Restricted Stock Units:    On May 14, 2015, Mr. Serck-Hanssen received a grant 20,380 RSUs under the 2013 Plan, all of which will vest on May 14, 2018, subject to continued employment through such date. On September 17, 2015, Mr. Guimarães received a grant of 62,500 RSUs and on December 16, 2015, Mr. Guimarães received an additional grant of 10,937 RSUs, all of which will vest on December 31, 2017, subject to continued employment. If Mr. Guimarães's employment is terminated without cause (other than due to death or disability) prior to December 31, 2017, the 73,437 RSUs granted to Mr. Guimarães in 2015 will vest immediately, provided Mr. Guimarães signs a required separation and release agreement within the time period specified in the agreements. The Named Executive Officers (other than Messrs. Becker and Guimarães) also received RSUs in October 2016. See "—2016 Stock Option Repricing/Retention Equity Grant" and "—2016 Grants of Plan-Based Awards" for more information on these grants. See "—Outstanding Equity Awards" for information about the vesting terms of our outstanding RSUs.

        Except as provided in an individual agreement, all unvested RSUs are forfeitable upon termination of employment prior to vesting. RSUs do not provide voting or dividend rights until the units are vested and settled in shares of common stock.

Other Compensation

        Deferred Compensation.    The Post-2004 DCP is intended to promote executive retention by providing a long-term savings opportunity on a tax-efficient basis to approximately 82 eligible Company employees for the 2016 Plan year, including certain of the Named Executive Officers. The Post-2004 DCP allows participants to defer up to 85% of their base salaries and 100% of any AIP awards, with interest earned at market rates on deferred amounts and payout following termination of employment or another selected payout schedule. Payouts of Post-2004 DCP balances are made in a lump sum or in installments, at the election of the participants. Each year, we have the ability, but not the obligation, to make matching employer contributions to each participant's Post-2004 DCP account if the participant made salary reduction contributions to the 401(k) Retirement Savings Plan, received less than the full match under the 401(k) Retirement Savings Plan on the salary reduction contribution because of the limit in Section 401(a)(17) of the Code on compensation and made at least a $5,000 minimum contribution to his or her 401(k) Retirement Savings Plan account. To date, we have not made any matching contributions to any participant Post-2004 DCP account, nor have we chosen to make any other discretionary employer contributions permitted to be made to participants pursuant to the Post-2004 DCP. See "—2016 Nonqualified Deferred Compensation" below for information relating to the 2014 Post-2004 DCP accounts of certain of our Named Executive Officers. All amounts deferred under the Post-2004 DCP are unfunded and unsecured obligations of Laureate, receive no preferential creditors' standing and are subject to the same risks as any of our other general obligations.

        Benefits.    We provide various employee benefit programs to our Named Executive Officers, including medical, dental, life/accidental death and dismemberment disability insurance benefits and our 401(k) Retirement Savings Plan. These benefit programs are generally available to all of our U.S.-based employees. Executive Officers, including the Named Executive Officers other than Mr. Guimarães, also were provided access to a Medical Expense Reimbursement Program until December 31, 2014. Through this program they could receive reimbursement for health care charges not covered by our health care plan. This program only covered eligible health expenses as defined by Section 213 of the Code. Some runout expense reimbursement claims were paid in 2015. Executive Officers are also provided with individual supplemental executive long-term disability coverage and may participate in the Pinnacle Care Health Consulting Service, a medical concierge service that provides advice and other assistance with health care decisions and gives them access to medical services around the world. In connection with his recruitment we agreed to provide Mr. Guimarães with relocation benefits. These benefits are provided to the Named Executive Officers to eliminate potential distractions from performing their regular job duties. We believe the cost of these programs is counterbalanced by an increase in productivity by the executives receiving access to them.

Clawback Policy

        In October 2013, the Compensation Committee adopted an Executive Incentive Compensation Recoupment Policy, also known as a "clawback." Under these clawback provisions, executives that violate confidentiality, non-competition, and non-solicitation agreements forfeit any outstanding awards under the 2013 Plan and return any gains realized from awards prior to the violation. These provisions serve to protect our intellectual property and human capital, and help ensure that executives act in the best interests of Laureate and its stockholders. We plan to revise the Executive Incentive Compensation Recoupment Policy to be consistent with the final rules implementing the requirements of the Dodd-Frank Act.

Tax and Accounting Implications

        As part of its role, the Compensation Committee considers the tax and accounting impacts reflected in our financial statements when establishing our compensation plans. The forms of compensation it selects are intended to be cost-efficient. Under GAAP, the cash AIP awards, LTIP awards, and performance-based equity awards result in "accrual" accounting, which means that the estimated payout of the award, along with any changes in that estimate, are recognized over the performance period. Our ultimate expense will equal the value earned by and paid to the executives. Therefore, the ultimate expense is not determinable until the end of the performance period.

        Section 162(m) of the Code generally provides that publicly held corporations may not deduct in any taxable year specified compensation of more than $1,000,000 paid to the CEO and the next three most highly compensated executive officers, excluding the chief financial officer. However, performance-based compensation more than $1,000,000 is deductible if specified criteria are met, including shareholder approval of the material terms of applicable plans.

        As we have not been subject to Section 162(m) of the Code since the leveraged buyout, the Compensation Committee did not consider the impact of this rule when developing and implementing our executive compensation programs through 2015. Section 162(m) of the Code provides for a transition period for IPO companies. However, beginning in 2016, the Compensation Committee's intention is to comply with the requirements for deductibility under Section 162(m) of the Code, unless the Committee concludes that adherence to the limitations imposed by these provisions would not be in the best interest of the Company or its shareholders. While base salaries of more than $1,000,000 are not deductible, payments made under our AIP and LTIP programs, and the grants of PSUs and stock options are intended to qualify for deductibility under Section 162(m) of the Code as qualified performance-based compensation.

        For purposes of compliance with the Code, awards under applicable programs will not be made to individuals subject to Section 162(m) of the Code unless attainment of performance goals is certified by the Compensation Committee. In the event of attainment of minimum performance goals under these programs, the Compensation Committee will exercise negative discretion to adjust awards downward from a potential maximum amount in order to satisfy requirements under Section 162(m) of the Code, while still providing for awards based on Company and individual performance in accordance with our AIP, LTIP and equity compensation programs.

Summary Compensation Table

        The following table summarizes the total compensation earned in 2014 (except for Mr. Guimarães, who was not a Named Executive Officer in that year), in 2015 and in 2016 by the CEO and Chief Financial Officer during the fiscal year and the three other persons serving as executive officers at the end of fiscal 2016 who were the most highly compensated executive officers of the Company in fiscal 2016.

        The Compensation Committee has not yet assessed 2016 performance under any of our performance-based compensation programs. Accordingly, 2016 awards have not been determined at this time. We expect the Compensation Committee to assess 2016 performance under our performance-based compensation programs and determine the LTIP awards in April 2017. The Company intends to file a Current Report on Form 8-K or otherwise disclose the 2016 performance-based compensation within four business days after the Compensation Committee has assessed 2016 performance under our performance-based compensation programs and individual incentive awards are determined.

        We have omitted from this table the columns for Change in Pension Value and Nonqualified Deferred Compensation Earnings, because no Named Executive Officer received such types of compensation during 2016.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards		Option Awards		Non-Equity Incentive Plan Compensation ($)(1)	All Other Compensation ($)(2)		Total ($)(3)
Douglas L. Becker	2016	1,014,916					4,071,544	(4)		43,815	(5)	5,130,275
Founder,	2015	994,220							1,420,461	45,477	(5)	2,460,158
Chairman & CEO	2014	969,970							1,756,813	41,105	(5)	2,767,888
Eilif Serck-Hanssen	2016	592,034			706,640	(6)	672,613	(7)		11,559	(8)	1,982,846
President,	2015	579,962			524,989	(9)			1,161,174	12,272	(8)	2,278,397
Chief Administrative Officer and Chief Financial Officer	2014	565,816							1,140,505	11,806	(8)	1,718,127
Ricardo M. Berckemeyer	2016	694,288			706,640	(6)	676,500	(7)		40,903	(10)	2,118,331
Chief Operating Officer and CEO, LatAm	2015	680,130							2,117,978	50,012	(10)	2,848,120
	2014	663,542							2,201,808	35,682	(10)	2,901,032
Enderson Guimarães	2016	905,014					746,890	(7)		12,093	(11)	1,663,997
President & Chief(15)	2015	300,000	1,800,000	(12)	5,054,170	(9)	11,284,109	(13)	963,718	98,427	(11)	19,500,424
Operating Officer	—
Paula Singer	2016	694,288			350,400	(6)	676,500	(7)		15,252	(14)	1,736,440
Chief Network	2015	680,130							1,309,763	16,322	(14)	2,006,215
Officer	2014	663,542							1,368,257	31,649	(14)	2,063,448

(1)
As of the date of this Form 10-K, the Compensation Committee has not yet assessed 2016 performance under any of our performance-based compensation programs. Accordingly, 2016 AIP and 2016 LTIP awards have not been determined at this time. We expect the Compensation Committee to assess 2016 performance under our performance-based compensation programs and determine the LTIP awards in March 2017. The Company intends to file a Current Report on Form 8-K or otherwise disclose the 2016 performance-based compensation within four business days after the Compensation Committee has assessed 2016 performance under our performance-based compensation programs and individual incentive awards are determined. See "—2016 Grants of Plan-Based Awards" for a description of amounts potentially payable under the AIP. For 2014 and 2015 for Mr. Becker the amounts shown in this column represent awards under our AIP only. For Mr. Serck-Hanssen the 2015 amount represents $661,174 under the AIP and $500,000 under his LTIP and the 2014 amount represents $640,505 under the AIP and $500,000 under his LTIP. For Mr. Berckemeyer the 2015 the amount represents $1,117,978 under the AIP and $1,000,000 under his LTIP and the 2014 amount represents $1,201,808 under the AIP and $1,000,000 under his LTIP. For Mr. Guimarães the 2015 amount represents $463,718 under the AIP and $500,000 under his LTIP. For Ms. Singer the 2015 amount represents $809,763 under the AIP and $500,000 under her LTIP and the 2014 amount represents $868,257 under the AIP and $500,000 under her LTIP.

(2)
"All Other Compensation" for each Named Executive Officer includes $7,950 for 2016 and 2015, and $7,800 for 2014, contributed by us pursuant to our 401(k) matching program. For Mr. Guimarães only, the 2015 401(k) match was $0.

(3)
Total amounts reported for 2016 do not include amounts payable in connection with the 2016 AIP and 2016 LTIP awards, which amounts are expected to be determined in April 2017.

(4)
For Mr. Becker, $2,117,841 represents the incremental fair value on the modification date in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 ("ASC 718") with respect to the reduction to $23.20 of the exercise price per share of certain options granted under the 2013 Plan. See "—2016 Stock Option Repricing/Retention Equity Grant" and "—2016 Grants of Plan-Based Awards" for more information. $1,953,704 represents the grant date fair value, which is an estimated value computed in accordance with ASC 718, of option awards granted to Mr. Becker in 2016. See "—2016 Grants of Plan-Based Awards" for more information. Please refer to Note 13, Share-based Compensation, in our consolidated financial statements included elsewhere in this Form 10-K for a discussion of the assumptions related to the calculation of such value.

(5)
For 2016, includes $24,987 for executive supplemental disability plan premium paid by us, $10,750 for medical concierge services, as well as other personal expense reimbursement. For 2015, includes $24,987 for executive supplemental disability plan premiums paid by us and $10,000 for medical concierge services, as well as transportation and personal expense reimbursement. For 2014, includes $20,934 for executive supplemental disability plan premiums paid by us, $2,371 for medical expense reimbursement and $10,000 for medical concierge services.

(6)
The amounts reported represent the grant date fair value, which is an estimated value computed in accordance with ASC 718, of RSUs and PSUs granted to the NEOs in 2016. For Mr. Serck-Hanssen this amount represents $504,740 for RSUs, which vest over time, subject to continued employment and $201,900 for PSUs which vest based on achievement of certain Corporate performance targets and continued employment through June 17, 2018. For Mr. Berckemeyer, this amount represents $504,740 for RSUs, which vest over time, subject to continued employment and $201,900 for PSUs which vest based on achievement of certain corporate performance targets and continued employment through June 17, 2018. For Ms. Singer this amount represents $250,285 for RSUs, which vest over time, subject to continued employment and $100,115 for PSUs which vest based on achievement of certain corporate performance targets and continued employment through June 17, 2018. Please refer to Note 13, Share-based Compensation, in our consolidated financial statements included elsewhere in this Form 10-K for a discussion of the assumptions related to the calculation of such value.

(7)
Represents the incremental fair value on the modification date in accordance with ASC 718 with respect to the reduction to $23.20 of the exercise price per share of certain options granted under the 2013 Plan. See "—2016 Stock Option Repricing/Retention Equity Grant" and "—2016 Grants of Plan-Based Awards" for more information. Please refer to Note 13, Share-based Compensation, in our consolidated financial statements included elsewhere in this Form 10-K for a discussion of the assumptions related to the calculation of such value.

(8)
For 2016, includes $3,609 for executive supplemental disability plan premiums paid by us. For 2015, includes $3,609 for executive supplemental disability plan premiums paid by us and $713 in distributions on unvested restricted shares. For 2014, includes $3,609 for executive supplemental disability plan premiums paid by us and $397 in distributions on unvested restricted shares.

(9)
The amounts reported represent the grant date fair value, which is an estimated value computed in accordance with ASC 718, of RSUs and PSUs, as applicable, granted to the NEOs in 2015. For Mr. Serck-Hanssen this amount represents RSUs, which vest over time, subject to continued employment. For Mr. Guimarães this amount includes RSUs and PSUs. PSUs vest based on achievement of certain corporate performance targets. In accordance with ASC 718 we account for PSUs based on the amount probable to vest at each period end date. If we were to assume the highest level of performance on these PSUs, Mr. Guimarães's total Stock Award grant date fair value would be $7,163,617. Please refer to Note 13, Share-based Compensation, in our consolidated financial statements included elsewhere in this Form 10-K for a discussion of the assumptions related to the calculation of such value.

(10)
For 2016, includes $4,639 for executive supplemental disability plan premiums paid by us and $28,314 for family transportation. For 2015 includes $4,639 for executive supplemental disability plan premiums paid by us, personal expense reimbursement and $35,306 for family transportation. For 2014, includes $4,639 for executive supplemental disability plan premiums paid by us, $298 in distributions on unvested restricted shares, and for medical expense reimbursement, personal expense reimbursement and $21,356 for family transportation.

(11)
For 2016, includes $4,143 for executive supplemental disability plan premiums paid by us. The 2015 amount represents $98,427 for relocation expenses.

(12)
Represents an amount equivalent to the forfeited long-term bonus at target Mr. Guimarães would have received from his prior employer and eight months' cash long-term incentive, as specified in his offer letter.

(13)
For Mr. Guimarães, the amount shown in the Option Awards column represents the grant date fair value, which is an estimated value computed in accordance with ASC 718, of stock options, granted to Mr. Guimarães in 2015. Performance-vested stock options vest based on achievement of certain corporate performance targets. In accordance with ASC 718 we account for performance-vested stock options based on the amount probable to vest at each period end date. If we were to assume the highest level of performance on these performance-vested stock options Mr. Guimarães's total Option Award grant date fair value would be $13,050,927. Please refer to Note 13, Share-based Compensation, in our consolidated financial statements included elsewhere in this Form 10-K for a discussion of the assumptions related to the calculation of such value.

(14)
For 2016, includes $7,302 for executive supplemental disability plan premiums paid by us. For 2015 includes $7,302 for executive supplemental disability plan premiums paid by us and $1,070 distributions on unvested restricted shares. For 2014, includes $7,302 for executive supplemental disability plan premiums paid by us, $596 distributions on unvested restricted shares, $8,012 for medical expense reimbursement, and other personal expense reimbursement.

(15)
Mr. Guimarães served as President and Chief Operating Officer until March 23, 2017.

Arrangements with Certain Named Executive Officers

        Chairman and Chief Executive Officer Compensation.    While our CEO plays an important role in advising the Compensation Committee with respect to compensation decisions for the other Named Executive Officers, the Compensation Committee evaluates the performance of our CEO using its sole discretion. The Compensation Committee believes that our CEO's compensation package is market-based and performance-aligned and that it facilitates Mr. Becker's retention and motivation, which the Compensation Committee believes to be critical to our continued success. In March 2016, the Compensation Committee evaluated our and our CEO's 2015 financial and non-financial performance. Overall, the Compensation Committee believes that the performance of our CEO during 2015 was exceptional and that, with his continued leadership, the Company is well positioned for continued growth and investor value creation. Because of its assessment of Mr. Becker's overall performance during 2015, in March 2016, the Compensation Committee awarded Mr. Becker a cash award under the AIP as described above under "—Annual Incentive Compensation Opportunity" and awarded Mr. Becker a merit-based salary increase for 2016.

        Executive DCP.    Prior to the leveraged buyout in 2007, Mr. Becker had options to purchase shares of our common stock and PSUs, and another founder of Sterling Partners had options to purchase shares of our common stock, which, based on a value of $60.50 per share, would have entitled Mr. Becker to $78,116,588 and such other founder of Sterling Partners to $48,622,060 if such options, and in Mr. Becker's case, PSUs, were cashed out in connection with the leveraged buyout. Pursuant to Mr. Becker's letter agreement with L Curve Sub Inc., Wengen and us, dated August 16, 2007, and an Amended and Restated Commitment Letter, dated June 3, 2007, among another founder of Sterling Partners, Wengen and the other parties thereto, Mr. Becker and one of the other founders of Sterling Partners agreed to cancel such options and, in Mr. Becker's case, PSUs, in exchange for us establishing a deferred compensation plan for each of them, under which plans these two individuals had rights to receive cash payments in subsequent years. We established a deferred compensation account balance plan (each an "Executive DCP") with an account value of $78,116,588 for the benefit of Mr. Becker and an Executive DCP with an account value of $48,622,060 for the benefit of one of the other founders of Sterling Partners. Since 2007 each Executive DCP has been administered as described below. On the closing date of the leveraged buyout, each Executive DCP was credited with a number of phantom shares of our common stock equal to the number of shares that Mr. Becker or such other founder of Sterling Partners, as applicable, could have acquired in the leveraged buyout if all of the options and PSUs, as applicable, had been cancelled in exchange for a number of shares (the "Phantom Shares"), equal to the quotient of (x) the aggregate cash payment that Mr. Becker and such other founder of Sterling Partners, as the case may be, would have received (based on a per share value of $60.50) on a pre-tax basis, in respect of such cancelled options and PSUs, as applicable, on the closing date of leveraged buyout divided by (y) the value of one share of Laureate common stock as it existed immediately after giving effect to the leveraged buyout.

        Each of Mr. Becker and one of the other founders of Sterling Partners have been fully vested at all times since the leveraged buyout in his respective Executive DCP. Pursuant to the Executive DCP, the value of Mr. Becker's Executive DCP was based on the underlying value of our common stock, subject to a maximum 5% compound annual return until the earliest of an initial public offering of our shares of common stock, September 17, 2014 or a change in control of the Company. On December 30, 2016, the Company's obligations under the Executive DCP were satisfied in full.

        On September 17, 2014 (the "Distribution Date"), we made a cash payment to Mr. Becker in the amount of $50 million and the number of Phantom Shares in his Executive DCP was reduced accordingly. The remaining Phantom Shares in Mr. Becker's Executive DCP had an imputed value of $61.4 million as of December 31, 2014. Under the terms of the arrangement, $53.0 million was payable on September 17, 2015, and the remainder was payable on September 17, 2016. The participants agreed to extend the payment due on September 17, 2015 (the "2015 Executive DCP Obligation"), the first anniversary of the Distribution Date, until December 31, 2015. The participants also agreed to extend the payment due on September 17, 2016 (the "2016 Executive DCP Obligation") until December 31, 2016, in order to agree with us on a form of payment that we believe more closely aligns with our long-term interests and the long-term interests of our securityholders.

        In accordance with an agreement we entered into with Mr. Becker on December 24, 2015, on December 29, 2015 (the "2015 Executive DCP Closing Date"), we satisfied the 2015 Executive DCP Obligation to Mr. Becker by paying him $53.8 million, including $3.8 million in interest from the Distribution Date to the 2015 Executive DCP Closing Date. The payment consisted of $22.6 million in cash and $31.2 million aggregate principal amount of Senior Notes. Any remaining Phantom Shares in Mr. Becker's Executive DCP were to have been distributed to Mr. Becker on September 17, 2016. The remaining Phantom Shares in Mr. Becker's Executive DCP had an imputed value of $10.6 million as of December 31, 2015.

        In accordance with an agreement we entered into with Mr. Becker on December 30, 2016, on December 30, 2016 (the "2016 Executive DCP Closing Date"), we satisfied the 2016 Executive DCP Obligation to Mr. Becker by paying him $11.1 million, including $0.5 million in interest from September 17, 2015 to the 2016 Executive DCP Closing Date. The payment consisted of $4.6 million in cash and $6.4 million aggregate principal amount of Senior Notes. See "—2016 Nonqualified Deferred Compensation." Following the satisfaction of the 2016 Executive DCP Obligation, the Company's obligations under the Executive DCPs were satisfied in full.

        Incentive Profits Interests.    Additionally, in connection with the leveraged buyout and in connection with Mr. Becker's service as Chairman and Chief Executive Officer of Laureate, Wengen granted Mr. Becker a profits interest in Wengen ("Executive Profits Interests" or "EPI"), allowing Mr. Becker the potential to share in a portion of Wengen's profits. As of December 31, 2014, all the Executive Profits Interests were vested. Upon the consummation of our initial public offering, all of Mr. Becker's Executive Profits Interests were liquidated and exchanged for a number of shares of our Class B common stock currently held by Wengen having an aggregate fair market value equal to that portion of Wengen's share in us to which Mr. Becker would have been entitled on account of the liquidated Executive Profits Interests (the "EPI Shares"). At the initial public offering price of $14.00 per share, Mr. Becker received zero EPI Shares. On the date of our initial public offering, the Company granted to Mr. Becker options (the "EPI Options") to purchase 2,773,098 shares (representing that number of shares of our Class B common stock necessary, when added to the shares to be transferred by Wengen pursuant to the previous sentence above, for Mr. Becker to have the same ownership percentage of us that the Executive Profits Interests represented in the profits of Wengen) of the Company's Class B common stock. The exercise price of the EPI Options is equal to (i) $17.00 with respect to 50% of the shares of our Class B common stock subject to the EPI Options and (ii) $21.32 with respect to 50% of the shares of our Class B common stock subject to the EPI Options and the EPI Options fully vested upon consummation of our initial public offering and remain exercisable until December 31, 2019, unless earlier terminated in accordance with the terms of the EPI Option agreements or the 2013 Plan, as applicable.

        In connection with the leveraged buyout, an entity affiliated with the Sterling Founders, of which Mr. Becker owns approximately 24%, received profits interests in Wengen as compensation for services provided in connection with the leveraged buyout. Effective upon completion of our initial public offering, all of these profits interests were liquidated in exchange for the transfer to this affiliated entity by Wengen of zero shares of our Class B common stock held by Wengen.

        Pursuant to an agreement the Sterling Founders entered into on January 20, 1999 in connection with a partnership formed by them (the "Founders' Agreement"), the Sterling Founders share equally, on a net after-tax basis, in certain equity-based compensation they receive, in the aggregate, in connection with services rendered by any of them to certain entities, including Laureate. The Founders'

Agreement provides, in certain circumstances, and subject to contractual restrictions, that securities received by a Sterling Founder as compensation for services rendered by him to certain entities shall be assigned or transferred to the Sterling Founders pro-rata, or a partnership they form, as soon as practicable after such assignment or transfer is permitted by contract and applicable law. The Founders' Agreement further provides that if such securities or other property are not transferable or assignable, the rights to receive the net proceeds of such property upon disposition shall be so transferred or assigned. Prior to any such transfer or assignment, each Sterling Founder controls the voting and disposition of any such securities received by such Sterling Founder.

        As a result, each Sterling Founder has an economic interest in any share-based compensation received by Mr. Becker in connection with his employment by the Company or any holdings he has in the Company, including any dividends on, or the proceeds from the sale of, the shares of Class B common stock issuable upon the exercise of the EPI Options by Mr. Becker.

        President and Chief Operating Officer Compensation.    On July 6, 2015, the Company entered into an offer letter with Enderson Guimarães pursuant to which Mr. Guimarães agreed to serve as the Company's President and Chief Operating Officer, effective as of September 1, 2015. The following description of the offer letter is qualified in its entirety by the full terms and conditions of the offer letter. The offer letter is filed as an exhibit to the registration statement of which this Form 10-K forms a part and is incorporated herein by reference.

        Salary and Incentive Compensation.    Pursuant to the offer letter, Mr. Guimarães's base salary was $900,000 annually and his target AIP award is 130% of annual base salary. Effective March 1, 2016, the Compensation Committee increased Mr. Guimarães's annual base salary to $906,017.

        LTIP.    Mr. Guimarães is also eligible to participate in a cash LTIP plan valued at $1,000,000 in 2016 and $1,500,000 in 2017, subject to the terms of the plan as amended from time to time. Goals are tied to achievement of Adjusted Financing EBITDA goals in the Laureate long range plans for 2016 and 2017. Payment will be based on achievement of at least 98% of the Adjusted Financing EBITDA target for each year. Payment, if earned, will be made as soon as administratively practicable after the end of the performance period.

        Equity Grant.    Mr. Guimarães is eligible to participate in the 2013 Plan, as amended from time to time. Pursuant to the offer letter, his annual long term equity incentive target is equal to 408% of annual base salary. Mr. Guimarães's offer letter provided, subject to approval by the Compensation Committee, for an equity award to be valued at $18.36 million on the date of grant, representing the first five years of annual long-term equity incentive awards delivered on a "front-loaded" basis, in a mixture of time and performance vesting stock options and PSUs, each with respect to our common stock (with the value for the stock options to be determined using the Company's standard Black-Scholes assumptions applied as of the date of grant and the value for the PSUs to be determined by dividing the target value for the PSUs by the fair market value of our common stock on the grant date as determined by the Compensation Committee in accordance with its equity grant policy). These equity awards vest ratably over a five-year period, subject to continued employment. In addition to the forgoing, Mr. Guimarães's offer letter also provided for a grant of 62,500 time-based vesting RSUs under the 2013 Plan that will vest in full on December 31, 2017.

        On September 17, 2015, the Compensation Committee approved the grant of 650,141 time-based stock options, 332,608 performance-based stock options, 174,392 PSUs, and 62,500 RSUs to Mr. Guimarães. The time-based stock options granted to Mr. Guimarães vest in equal annual installments over a five year period beginning on December 31, 2015, subject to continued employment on each applicable vesting date. Performance based stock options granted to Mr. Guimarães vest in equal annual installments over a five-year period based on satisfaction of the annual Equity Value Target described above, subject to continued employment on each applicable vesting date. See

"—Outstanding Equity Awards" for information about the vesting terms of our outstanding options. The PSUs granted to Mr. Guimarães vest in equal annual installments over a five-year period subject to satisfaction of the Equity Value Target described above, subject to continued employment. The portion of the initial grant of PSUs subject to achievement of each of the 2015 and 2016 Equity Value Targets will first be eligible to vest after the publication of audited financial statements for 2016. The remaining portion of the PSUs is eligible to vest based on achievement of the applicable 2017, 2018, and 2019 Equity Value Targets. All the RSUs granted to Mr. Guimarães will vest on December 31, 2017, subject to continued employment. In consideration of a decrease in the estimated fair market value of the Company's common stock after the September 2015 equity grant, on December 16, 2015 the Compensation Committee approved an additional grant of 10,937 RSUs and 30,518 PSUs to Mr. Guimarães. The terms of the December 2015 grants are substantially the same as the terms of the September 2015 grants. If Mr. Guimarães's employment is terminated without cause (other than due to death or disability) prior to December 31, 2017, the 73,437 RSUs granted to Mr. Guimarães in 2015 will vest immediately, provided Mr. Guimarães signs a required separation and release agreement within the time period specified in the agreements.

        Severance.    Mr. Guimarães will receive severance equal to one year of base salary and target bonus if his employment is terminated without cause within 24 months of the beginning of his employment, provided he signs a required separation and release agreement within the time period specified in the offer letter.

        Benefits.    Mr. Guimarães was eligible for our standard U.S. employee benefits package on the first day of the month following one full calendar month of employment. We provided provisional housing for up to six months and reasonable relocation expenses.

        Eilif Serck-Hanssen Offer Letter.    At the time Mr. Serck-Hanssen was hired as our Executive Vice President, Chief Financial Officer in July 2008, our other executive officers were parties to retention agreements entered into in connection with the leveraged buyout, which have since expired, that provided, among other things, for a lump sum severance benefit in the event we terminated the executive's employment without cause. Because Mr. Serck-Hanssen was being hired as an executive officer at a time when these retention agreements were still in effect, the Compensation Committee thought it appropriate to authorize Mr. Serck-Hanssen's written offer of employment to include a provision entitling Mr. Serck-Hanssen to the same lump sum severance benefit in the event we terminate his employment without cause. See "—Potential Payouts Upon Termination or Change in Control—Involuntary Termination Without Cause" for a discussion of the severance benefits available to Mr. Serck-Hanssen.

Grants of Plan-Based Awards in 2016

        The table below sets forth information regarding grants of plan-based awards to our Named Executive Officers in 2016. The grants include award opportunities for our Named Executive Officers under our AIP for performance during 2016, equity awards made in October to the Named Executive Officers other than Mr. Guimarães and Berckemeyer, and the incremental fair value on the modification date of June 17 of repricing certain stock options granted under the 2013 Plan. See "—Compensation Discussion and Analysis—Elements of Laureate's Compensation Program—Incentive Opportunity" and "—2016 Stock Option Repricing/Retention Equity Grant" above for further discussion of these grants.

 GRANTS OF PLAN-BASED AWARDS

									All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)
			Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards					Exercise or Base Price of Option Awards ($/share)	Grant Date Fair Value of Stock and Option Awards ($)
Name	Grant Date	Award Type	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Douglas L. Becker	2/10/16	AIP(1)(2)	1	1,221,892	2,443,784
	10/2/13	Options(3)								802,212	23.20	2,117,841
	10/25/16	Time Options(4)								114,790	23.36	1,382,072
	10/25/16	Performance Options(5)				23,739	47,477	47,477			23.36	571,632
Eilif Serck-Hanssen	2/10/16	AIP(1)(2)	1	504,879	1,009,758
	10/2/13	Options(3)								254,777	23.20	672,613
	10/25/16	RSUs(6)							21,607			504,739
	10/25/16	PSUs(7)				4,321	8,643	8,643				201,900
Ricardo M. Berckemeyer	2/10/16	AIP(1)(2)	1	835,877	1,671,755
	10/2/13	Options(3)								256,250	23.20	676,500
	10/25/16	RSUs(6)							21,607			504,745
	10/25/16	PSUs(7)				4,321	8,643	8,643	8,642			201,895
Enderson Guimarães(8)	2/10/16	AIP(1)(2)	1	1,177,821	2,355,643
	9/17/15	Options(3)								982,750	23.20	746,890
Paula Singer	2/10/16	AIP(1)(2)	1	696,564	1,393,129
	10/2/13	Options(3)								256,250	23.20	676,500
	10/25/16	RSUs(6)							10,714			250,285
	10/25/16	PSUs(7)				2,143	4,285	4,285				100,115

(1)
This row discloses estimated possible future payouts under our 2016 AIP. The Compensation Committee approved the 2016 AIP target award opportunities for the Named Executive Officers at its February 10, 2016 meeting. The target awards were equal to a percentage of each Named Executive Officer's base salary on December 31, 2016. The percentage of base salary for each Named Executive Officer's 2016 AIP target award was: Mr. Becker 120%, Mr. Serck-Hanssen 85%; Mr. Berckemeyer 120%; Mr. Guimarães 130%; and Ms. Singer 100%. The maximum 2016 AIP opportunity for each Named Executive Officer was equal to 200% of his or her 2016 AIP target award. See "—Annual Cash Incentive Opportunity" above for more information regarding the AIP.

(2)
As of the date of this Form 10-K, the Compensation Committee has not yet assessed 2016 performance under any of our performance-based compensation programs. Accordingly, 2016 AIP awards have not been determined at this time. The Company intends to file a Current Report on Form 8-K or otherwise disclose the 2016 performance-based compensation after the Compensation Committee has assessed 2016 performance under our performance-based compensation programs and individual incentive awards are determined.

(3)
On June 17, 2016, the board of directors approved the repricing of certain stock options granted under 2013 Plan. The exercise price of stock options granted on October 31, 2013 was reduced from $34.52 to $23.20. The exercise price of stock options granted on September 17, 2015 was reduced from $26.32 to $23.20. The amounts in column Grant Date Fair Value of Stock and Option Awards represent the incremental fair value on the modification date with respect to the repricing of these options. This incremental fair value is also reported in the Options Awards column of the Summary Compensation Table.

(4)
Granted under the 2013 Plan. These time-based vesting options have a 10-year term and will vest on June 17, 2018, subject to continued employment (with limited exceptions for termination of employment due to death, permanent disability and qualifying termination following a change of control).

(5)
Granted under the 2013 Plan. These performance options have a 10-year term and 50% will be eligible to vest based upon achievement of the applicable Equity Value Target for each of 2016 and 2017, subject in each case to continued employment through June 17, 2018 (with limited exceptions for termination of employment due to death, permanent disability and qualifying termination following a change of control).

(6)
Granted under the 2013 Plan. These RSUs will vest on June 17, 2018, subject to continued employment (with limited exceptions for termination of employment due to death, permanent disability and qualifying termination following a change of control).

(7)
Granted under the 2013 Plan. 50% of these PSUs will be eligible to vest based upon achievement of the applicable Equity Value Target for each of 2016 and 2017, subject in each case to continued employment through June 17, 2018 (with limited exceptions for termination of employment due to death, permanent disability and qualifying termination following a change of control).

(8)
Mr. Guimarães served as President and Chief Operating Officer until March 23, 2017.

Outstanding Equity Awards at 2016 Year End

        The following table provides information concerning unexercised options, PSUs, RSUs and restricted shares that have not vested as of the end of the most recently completed fiscal year for each Named Executive Officer. Each outstanding award is represented by a separate row, which indicates the number of securities underlying the award, including awards that have been transferred other than for value (if any).

        For option awards, the table discloses the number of shares underlying both exercisable and unexercisable options, as well as the exercise price and the expiration date. For stock unit awards, the table provides the total number of units that have not vested and the aggregate market value of shares of stock issuable upon vesting of these units that have not vested.

        We computed the market value of stock unit awards by multiplying the Compensation Committee's estimate of the fair market value of our common stock at the end of the most recently completed fiscal year ($22.64) by the number of shares of stock or units.

        Stock options granted under the 2013 Plan have a ten-year term and must have an exercise price of no less than fair market value on the date of grant. The Compensation Committee has adopted an equity grant policy that requires the Compensation Committee to have received an independent appraisal of our common stock from a nationally recognized investment banking firm that is based on our financial results within one calendar quarter of the option grant date ("current appraisal") before granting options under the 2013 Plan. When granting options, the Compensation Committee reviews the current appraisal and, if the Compensation Committee determines that no facts have arisen since the delivery of the current appraisal that would make the current appraisal unreasonable, sets a fair market value for our shares it believes to be reasonable and supportable considering the data included in the current appraisal. Pursuant to its equity grant policy, the exercise price for all options is equal to the fair market value set by the Compensation Committee in accordance with its equity grant policy. The value of our stock options to each grantee is entirely dependent on stock price appreciation beyond the date of grant and the ability to sell the shares acquired upon exercise of options. See "Item 13—Certain Relationships and Related Transactions, and Director Independence—Management Stockholder's Agreements" for a discussion of the voting and transfer restrictions applicable to shares acquired upon exercise of vested options. On June 17, 2016, the board of directors approved a repricing of certain stock options issued under the 2013 Plan. See "—2016 Stock Option Repricing/Retention Equity Grant."

        The following table sets forth information regarding outstanding equity awards held by our Named Executive Officers as of the end of 2016, including equity awards granted under our 2007 Plan and 2013 Plan to the Named Executive Officers.

 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

		Option Awards						Stock Awards
Name	Original Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable(2)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(3)	Option Exercise Price($)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(4)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(5)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Douglas L. Becker	10/2/13	595,929	114,601	91,681	$23.20	(6)	10/2/23			72,506	1,641,536
	10/25/16	—	114,790	47,477	$23.36		10/25/26
Eilif Serck-Hanssen	8/5/08	281,250			$21.28		8/5/18
	10/2/13	189,263	36,396	29,117	$23.20	(6)	10/2/23			23,027	521,343
	5/14/15							20,380	461,403
	10/25/16							21,607	489,182	8,643	195,678
Ricardo Berckemeyer	10/2/07	402,500			$18.36		10/2/17
	10/2/13	190,357	36,607	29,285	$23.20	(6)	10/2/23			23,160	524,354
	10/25/16							21,607	489,188	8,642	195,672
Enderson Guimarães(7)	9/17/15	326,578	390,085	266,087	$23.20	(6)	9/17/25	62,500	1,415,000	174,392	3,948,235
	12/16/15							10,937	247,625	30,518	690,945
Paula Singer	10/2/07	445,000			$18.36		10/2/17
	10/2/13	190,357	36,607	29,285	$23.20	(6)	10/2/23			23,160	524,354
	10/25/16							10,714	242,571	4,285	97,029

(1)
The numbers in this column represent vested time and vested performance options.

(2)
The numbers in this column represent unvested time options. The vesting dates of unvested time options are as follows: Mr. Becker—114,601 on December 31, 2017 and 114,790 on June 17, 2018; Mr. Serck-Hanssen—36,396 on December 31, 2017; Mr. Berckemeyer—36,607 on December 31, 2017; Mr. Guimarães—130,028 on December 31, 2017, 130,028 on December 31, 2018 and 130,029 on December 31, 2019; and Ms. Singer—36,607 on December 31, 2017.

(3)
The numbers in this column represent unvested performance options as of December 31, 2016. The terms of our outstanding performance options provide that vesting occurs only after audited financial statements for the applicable target year are available and the Compensation Committee can determine the extent to which the performance goal has or has not been achieved, and in the case of performance options granted on October 25, 2016 only, subject to continued employment through June 18, 2018. The number of performance options subject to annual performance target is as follows: Mr. Becker—45,840 for 2016, 45,840 for 2017, 23,738 subject to 2016 performance but not eligible to vest until June 17, 2018, and 23,739 subject to 2017 performance but not eligible to vest until June 17, 2018; Mr. Serck-Hanssen—14,558 for 2016 and 14,559 for 2017; Mr. Berckemeyer—14,642 for 2016 and 14,643 for 2017; Mr. Guimarães—66,521 for 2016, 66,522 for 2017, 66,522 for 2018 and 66,522 for 2019; and Ms. Singer—14,642 for 2016 and 14,643 for 2017. As of the date of this Form 10-K, the Compensation Committee has not yet assessed 2016 performance under any of our performance-based compensation programs. Accordingly, the vesting of performance options subject to 2016 performance targets has not been determined at this time. The Company intends to file a Current Report on Form 8-K or otherwise disclose the 2016 performance-based compensation after the Compensation Committee has assessed 2016 performance under our performance-based compensation programs and individual incentive awards are determined.

(4)
The numbers in this column represent unvested RSUs. The market value of the RSUs is equivalent to $22.64 per share, the estimated fair market value of our common stock as of December 31, 2016, as set by the Compensation Committee in accordance with its equity grant policy. The vesting dates of unvested RSUs are as follows: Mr. Serck-Hanssen—20,380 on May 14, 2018 and 21,607 on June 17, 2018; Mr. Berckemeyer—21,607 on June 17, 2018; Mr. Guimarães—73,437 on December 31, 2017; and Ms. Singer—10,714 on June 17, 2018.

(5)
The numbers in this column represent unvested PSUs. The market value of the PSUs is equivalent to $22.64 per share, the estimated fair market value of our common stock as of December 31, 2016, as set by the Compensation Committee in accordance with its equity grant policy. The terms of our outstanding PSUs provide that vesting occurs only after audited financial statements for the applicable target year are available and the Compensation Committee can determine the extent to which the performance goal has or has not been achieved, and in the case of PSUs granted on October 25, 2016 only, subject to continued employment through June 17, 2018. The number of PSUs subject to annual performance target is as follows: Mr. Becker—36,253 for 2016 and 36,253 for 2017; Mr. Serck-Hanssen—11,513 for 2016, 11,514 for 2017, 4,321 subject to 2016 performance but not eligible to vest until June 17, 2018, and 4,322 subject to 2017 performance but not eligible to vest until June 17, 2018; Mr. Berckemeyer—11,580 for 2016, 11,580 for 2017, 4,321 subject to 2016 performance but not eligible to vest until June 17, 2018, and 4,321 subject to 2017 performance but not eligible to vest until June 17, 2018; Mr. Guimarães—40,982 for 2016, 40,982 for 2017, 40,982 for 2018 and 40,982 for 2019; and Ms. Singer—11,580 for 2016 and 11,580 for 2017, 2,142 subject to 2016 performance but not eligible to vest until June 17, 2018, and 2,143 subject to 2017 performance but not eligible to vest until June 17, 2018. For Mr. Guimarães only, the PSUs subject to the 2015 annual performance target cannot vest, if at all, until after publication of the Company's audited consolidated financial statements for fiscal 2016. As of the date of this Form 10-K, the Compensation Committee has not yet assessed 2016 performance under any of our performance-based compensation programs. Accordingly, the vesting of PSUs subject to 2016 performance targets has not been determined at this time. The Company intends to file a Current Report on Form 8-K or otherwise disclose the 2016 performance-based compensation after the Compensation Committee has assessed 2016 performance under our performance-based compensation programs and individual incentive awards are determined.

(6)
The exercise price of this stock option was modified to $23.20 on June 17, 2016.

(7)
Mr. Guimarães served as President and Chief Operating Officer until March 23, 2017.

Option Exercises and Restricted Stock Vested During Fiscal 2016

        The following table includes certain information with respect to vesting of restricted shares during fiscal 2016. We have omitted the columns pertaining to Option Awards as they are inapplicable, because no Named Executive Officer exercised any options during fiscal 2016.

OPTION EXERCISES AND STOCK VESTED

	Stock Awards
	Number of Shares Acquired on Vesting(#)		Value Realized on Vesting($)
Douglas L. Becker	36,253	(1)	$842,520
Eilif Serck-Hanssen	16,513	(2)	$374,108
Ricardo Berckemeyer	11,580	(3)	$269,125
Enderson Guimarães(5)	—		—
Paula Singer	19,080	(4)	$433,698

(1)
36,253 PSUs vested on April 15, 2016, upon achievement of the 2015 Equity Value Target. The fair market value of our common stock as determined by the Compensation Committee in accordance with its equity grant policy on April 15, 2016 was $23.24.

(2)
11,513 shares of restricted stock vested on January 28, 2016 and 5,000 PSUs vested on April 15, 2016, upon achievement of the 2015 Equity Value Target. The fair market value of our common stock as determined by the Compensation Committee in accordance with its equity grant policy on January 28, 2016, and April 15, 2016 was $22.40 and $23.24, respectively.

(3)
11,580 PSUs vested on April 15, 2016, upon achievement of the 2015 Equity Value Target. The fair market value of our common stock as determined by the Compensation Committee in accordance with its equity grant policy on April 15, 2016 was $23.24.

(4)
11,580 shares of restricted stock vested on January 28, 2016 and 7,500 PSUs vested on April 15, 2016, upon achievement of the 2015 Equity Value Target. The fair market value of our common stock as determined by the Compensation Committee in accordance with its equity grant policy on January 28, 2016, and April 15, 2016 was $22.40 and $23.24, respectively.

(5)
Mr. Guimarães served as President and Chief Operating Officer until March 23, 2017.

2016 Pension Benefits

        No Named Executive Officer participates in any defined benefit pension plan or arrangement provided by Laureate.

2016 Nonqualified Deferred Compensation

        Our Post-2004 DCP permits eligible employees the opportunity to defer up to 85% of their base salaries and 100% of any bonus, or annual cash and/or long-term incentive awards, which may be allocated to notional investments selected by the participants that are similar to investment alternatives available in our 401(k) Retirement Savings Plan and pay out following termination of employment or other selected payout schedule, which payouts will be made in a lump sum or in installments, at the election of the participants. The minimum annual deferral amount under the Post-2004 DCP is $5,000. Each year, a participant may elect to receive that year's deferral balance in a future year while the participant is still employed (a scheduled in-service withdrawal) or after employment terminates (a retirement payment). Each year, we have the ability, but not the obligation, to make matching employer contributions to each participant's Post-2004 DCP account if the participant made salary reduction contributions to the 401(k) Retirement Savings Plan, received less than the full match under the 401(k) Retirement Savings Plan on the salary reduction contribution because of the limit in Section 401(a)(17) of the Code on compensation and made at least a $5,000 minimum contribution to his or her 401(k) Retirement Savings Plan account. To date, we have not chosen to make a matching contribution to any participant's Post-2004 DCP account, nor have we chosen to make any other discretionary employer contributions permitted under the Post-2004 DCP. In the event of death or disability prior to terminating employment, the participant's Post-2004 DCP balance will be distributed (to the participant's beneficiaries, in the case of death), in a lump sum the February following the year in which death or disability occurs. In the event of termination of employment, Post-2004 DCP balances will be distributed in a lump sum or in up to ten annual installments (based on the termination payment election the participant had previously made for each Post-2004 DCP annual year contribution), beginning in February following the year in which the participant's employment was terminated. If there is a separation of service without an effective termination payment election for a Plan year, that Plan year's deferral balance will be paid in a lump sum in the February following the year of separation of service. Mr. Becker also participates in a deferred compensation plan that was frozen and closed to new participants in December 2004 (the "Pre-2005 DCP"). No contributions were made to the Pre-2005 DCP in 2016. The payout terms of the Pre-2005 DCP are like those of the Post-2004 DCP. No other Named Executive Officer participates in the Pre-2005 DCP.

        Prior to the leveraged buyout in 2007, Mr. Becker had options to purchase shares of our common stock and PSUs, which, based on a value of $60.50 per share, would have entitled Mr. Becker to $78.1 million if such options and PSUs were cashed out in connection with the leveraged buyout. In connection with the leveraged buyout, Mr. Becker agreed to cancel his options and PSUs in exchange for us establishing a deferred compensation plan for him, under which Mr. Becker had rights to receive cash payments in subsequent years. We established Mr. Becker's Executive DCP with an account value of $78.1 million. On the closing date of the leveraged buyout, Mr. Becker's Executive DCP was credited with a number of phantom shares of our common stock equal to the number of shares that Mr. Becker could have acquired in the leveraged buyout if all of the options and PSUs had been cancelled in exchange for Phantom Shares equal to the quotient of (x) the aggregate cash payment that Mr. Becker would have received (based on a per share value of $60.50) on a pre-tax basis, in respect of such cancelled options and PSUs on the closing date of the leveraged buyout divided by (y) the value of one share of Laureate common stock as it existed immediately after giving effect to the leveraged buyout.

        Mr. Becker has been fully vested at all times since the leveraged buyout in his Executive DCP. Pursuant to the Executive DCP, the value of Mr. Becker's Executive DCP was based on the underlying value of our common stock, subject to a maximum 5% compound annual return until the earliest of an initial public offering of our shares of common stock, September 17, 2014 or a change in control of the Company. As of December 31, 2016 the Company's obligations under the Executive DCP have been satisfied in full. See "—Compensation Discussion and Analysis—Arrangements with Certain Named Executive Officers—Chairman and Chief Executive Officer Compensation" above for further discussion of the Executive DCP and the payments made in 2016.

        Information regarding Mr. Becker's and Ms. Singer's participation in the Post-2004 DCP and Mr. Becker's participation in the Pre-2005 DCP and the Executive DCP is included in the following table.

 NONQUALIFIED DEFERRED COMPENSATION

Name	Executive Contributions in Last FY ($)(1)	Registrant Contributions in Last FY ($)	Aggregate Earnings (Loss) in Last FY($)(2)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE($)
Douglas L. Becker(1)	—	—	$1,231,301	$11,059,241	$8,410,008
Eilif Serck-Hanssen	—	—	—	—	—
Ricardo M. Berckemeyer	—	—	—	—	—
Enderson Guimarães(4)	—	—	—	—	—
Paula Singer	$121,464	—	$54,853	—	$1,198,469

(1)
The amount included in this column is included in the "Salary" column of the Summary Compensation Table for 2016.

(2)
Amounts in this column are not reported as compensation for fiscal year 2016 in the "Summary Compensation Table" because they do not reflect above-market or preferential earnings. Deferrals may be allocated among different investment crediting options.

(3)
Amounts shown comprise Mr. Becker's participation in the Executive DCP, our Post-2004 DCP and our Pre-2005 DCP. Mr. Becker's earnings and balance under the Executive DCP in 2016 were $447,258 and $0, respectively. Mr. Becker's earnings and balance under the Post-2004 DCP during 2016 were $521,995 and $5,599,159, respectively. Mr. Becker's earnings and balance under the Pre-2005 DCP during 2016 were $262,048 and $2,810,849, respectively.

(4)
Mr. Guimarães served as President and Chief Operating Officer until March 23, 2017.

Potential Payments Upon Termination or Change in Control

        The table below reflects potential payments to each of our Named Executive Officers in various termination and change in control scenarios based on compensation, benefits and equity levels in effect on December 30, 2016, which was the last business day of fiscal 2016. The amounts shown assume that the termination or change in control event was effective as of December 30, 2016. For stock valuations, we have assumed that the price per share is the fair market value of our stock at December 30, 2016, as determined by the Compensation Committee in accordance with its equity grant policy, which was $22.64. The table below excludes any amounts payable to the Named Executive Officer to the extent that these amounts are available generally to all salaried employees and do not discriminate in favor of our executive officers.

Potential Payments upon Termination

        Payments Regardless of Manner of Termination.    Regardless of the termination scenario, the Named Executive Officers will receive earned but unpaid base salary through the employment termination date, along with any other accrued or vested payments or benefits owed under any of our plans or agreements covering the Named Executive Officer as governed by the terms of those plans or agreements.

        Payments Upon Termination Due to Death or Disability.    In the event of a termination due to death or disability, with respect to each Named Executive Officer, all unvested RSUs, PSUs or options will be forfeited, except that: (i) any such unvested RSUs or time options that would have vested subsequent to, but during the same calendar year as, the death or disability will become vested; and (ii) any unvested performance options or PSUs that would, but for the termination of employment due to death or disability, have vested had the applicable performance goal for the calendar year during which the death or disability occurred been achieved will remain outstanding until the Compensation Committee determines whether the applicable performance goal has been achieved and will become vested if and when the Compensation Committee determines that the applicable performance goal has been achieved or will terminate on the date the Compensation Committee determines that the applicable performance goal has not been achieved, and the balance of the unvested portion of the performance option or PSU will terminate as of the date of termination of employment due to death or disability. In the event of a termination due to death or disability, vested options may (by the employee's beneficiary in the case of death) be exercised only for a period of two years from the termination due to death or disability of the Named Executive Officer.

        In the event of termination due to death or disability, Mr. Becker's or Ms. Singer's Post-2004 DCP balance or Mr. Becker's Pre-2005 DCP balance will be distributed (to his or her beneficiaries, in the case of death), in a lump sum the February following the year in which his or her death or disability occurs.

        Involuntary Termination and Resignation for Good Reason.    If a Named Executive Officer's employment is terminated by us without cause or he or she resigns for good reason all unvested RSUs, PSUs and options will be forfeited; provided, however, that if the termination occurs subsequent to the end of a fiscal year but prior to the publication of our audited financial statements for such year and the Compensation Committee determines, upon publication of such financial statements, that one or more tranches of performance-vested stock options or PSUs would have vested and become nonforfeitable based upon the audited financial statements for such year, that portion of the performance-vested stock options or PSUs that would otherwise have become vested and nonforfeitable had the termination occurred after the date of the Compensation Committee's determination will become vested and nonforfeitable upon such determination, and he or she will have 90 days from the termination date to exercise any vested options held on the termination date. Notwithstanding the foregoing, upon the termination of Mr. Guimarães's employment as a result of: (x) termination by the Company without cause prior to December 31, 2017, provided he executes and allows to become effective a customary release agreement, (y) his death during 2017; or (z) his termination due to permanent disability during 2017, all of the RSUs granted to him in September and December of 2015 will become vested and nonforfeitable on the effective date of such qualifying termination.

        For each Named Executive Officer other than Mr. Becker, "good reason" is defined as (i) a reduction in base salary (other than a general reduction in base salary that affects all similarly situated employees), (ii) a substantial diminution in the Named Executive Officer's title, duties and responsibilities, other than any isolated, insubstantial and inadvertent failure by the Company or its subsidiaries that is not in bad faith, or (iii) a transfer of the Named Executive Officer's primary workplace by more than 50 miles from his or her current workplace; provided, however, that in any event, such conduct is not cured within ten business days after the Named Executive Officer gives the Company notice of such event.

        For Mr. Becker, "good reason" is defined as (i) demotion from the position of CEO, or his duties and responsibilities are materially and substantially diminished as a whole; (ii) a reduction in his base salary; (iii) the removal of or failure to reelect him as a member of the board of directors other than as a result of his voluntary resignation or choice not to stand for reelection or reappointment or as required by applicable law; (iv) requiring him to be based (excluding travel responsibilities in the ordinary course of business) at any office or location more than 25 miles from our Baltimore office; (v) the failure by any successor to expressly assume all of our obligations under his employment agreement, if any; or (vi) after a change in control, his duties are inconsistent in any material respect with his position (including, without limitation, his status, office, title, or reporting relationship), authority, control, duties or responsibilities immediately prior to the change in control.

        If Mr. Serck-Hanssen's employment is terminated by us without cause, he will receive a lump sum cash payment equal to 18 months' base salary and 150% of the target cash award under the AIP for the fiscal year in which the termination occurs, if Mr. Serck-Hanssen executes and allows to become effective a customary release agreement, which includes a two-year covenant not to compete or disclose confidential information, as required in his offer letter.

        If, on or prior to September 1, 2017, the Company terminates Mr. Guimarães's or Mr. Berckemeyer's employment without cause, provided the executive executes and allows to become effective a customary release agreement, the Company will pay to the executive a lump sum cash payment in an amount equal to the sum of (i) a full year of the executive's annual base salary at the rate in effect at the time of his termination, and (ii) 100% of the target cash bonus award under the AIP in effect at the time of such termination, less applicable taxes and withholdings, as required in their Executive Retention Agreements.

        For each Named Executive Officer, other than Mr. Becker, "cause" means (i) gross negligence or willful malfeasance in connection with the performance of his or her duties; (ii) conviction of, or pleading guilty or nolo contendere to, any felony; (iii) theft, embezzlement, fraud or other similar conduct by the executive in connection with the performance of his or her duties; or (iv) a willful and material breach of any other applicable agreements including, without limitation, engaging in any action in breach of any applicable restrictive covenants.

        In Mr. Becker's case, "cause" means (i) gross negligence or willful malfeasance in connection with the performance of his duties (other than in the event he had a reasonable good faith belief that the act, omission or failure to act in question was not a violation of law), in each case, that would be reasonably likely to have a material adverse effect on our business; (ii) the abuse of drugs or alcohol or conduct involving moral turpitude that would be reasonably likely to have a material adverse effect on our business; (iii) his misappropriation of any material business opportunity; provided, however, that, solely for this purpose, he shall not be deemed to have misappropriated a material business opportunity by virtue of any action taken by Sterling Capital (an affiliate of Sterling) or any of its affiliates, unless he knows of such action before the date it occurs (or, if earlier, before the date of a binding commitment to complete such action) and he fails to disclose such action to our directors; (iv) his being barred or prohibited by the SEC or any other governmental authority from holding the position of CEO; or (v) the willful and material breach of any other applicable agreements with Laureate or Wengen including, without limitation, engaging in any action in breach of any applicable restrictive covenants.

        Payments Upon Voluntary Resignation or Termination for Cause.    If any Named Executive Officer resigns without good reason or is terminated by the Company for cause, he or she will forfeit all unvested equity grants and, if he or she resigns without good reason, all vested but unexercised options held at the time of termination will be exercisable for a period of 90 days post-termination. If employment is terminated by the Company for cause, all vested awards also will be forfeited. Vested stock options will remain exercisable for a period of two years post-termination of employment for any participant, including any Named Executive Officer, who (a) has a minimum of five continuous years of service with us and (b) provides at least six months' prior written notice of his or her resignation.

Potential Payments Upon a Change in Control

        Immediately prior to a change in control all unvested restricted shares will vest.

        If a Named Executive Officer ceases to be an eligible individual under the 2013 Plan coincident with or within 18 months after a change in control as a result of an involuntary termination without cause or the Named Executive Officer's resignation with good reason (a "Qualifying Termination"), to the extent not already vested or previously forfeited, (1) that portion of time vested options and that portion of the RSUs that would otherwise have become vested and exercisable on or before the third anniversary of the effective date of the Qualifying Termination will become vested and exercisable immediately prior to the effective date of the Qualifying Termination and the balance of the unvested portion of the time vested options will terminate without becoming vested, and (2) that portion of performance options and PSUs that would otherwise have become vested and exercisable had we achieved the applicable performance goal in the three fiscal years (or, if shorter, the remaining initial target years) ending coincident with or immediately subsequent to the effective date of the Qualifying Termination will become vested and exercisable immediately prior to the effective date of the Qualifying Termination and the balance of the unvested portion of the performance options or PSUs will terminate without becoming vested.

Name	Benefit	Without Cause/Good Reason Termination		Termination due to Death or Disability(1)	Change in Control plus Qualifying Termination(1)
Douglas L. Becker	Pre-2005 DCP and Post-2004 DCP			$8,079,447
	Acceleration of PSU vesting(2)				$1,641,536

	Total			$8,079,447	$1,641,536
Eilif Serck-Hanssen	Cash Severance(3)	$1,648,282			$1,648,282
	Acceleration of RSU vesting				$950,586	(4)
	Acceleration of PSU vesting(2)				$717,020

	Total	$1,648,282			$3,315,888
Ricardo M. Berckemeyer	Cash Severance(5)	$1,532,442			$1,532,442
	Acceleration of RSU vesting				$489,188	(4)
	Acceleration of PSU vesting(2)				$720,026

	Total	$1,532,442			$2,741,655
Enderson Guimarães(7)	Cash Severance(5)	$2,083,837			$2,083,837
	Acceleration of RSU vesting	$1,662,625	(6)		$1,662,625	(4)
	Acceleration of PSU vesting(2)				$4,639,179

	Total	$3,746,463			$8,385,642
Paula Singer	Post-2004 DCP			$1,173,684
	Acceleration of RSU vesting				$242,571	(4)
	Acceleration of PSU vesting(2)				$621,383

	Total			$1,173,684	$863,954

(1)
Vesting of certain unvested time and performance stock options will accelerate because of termination due to death or disability or upon a Qualifying Termination within 18 months following a Change in Control. However, all unvested stock options held by the Named Executive Officers on December 30, 2016 had exercise prices greater than or equal to the fair market value of our common stock, as determined by the Compensation Committee in accordance with its equity grant policy as of such date, of $22.64. Accordingly, there is no intrinsic value associated with the accelerated vesting of such stock options.

(2)
In connection with a Qualifying Termination within 18 months following a Change in Control, that portion of unvested PSUs that would otherwise have become vested and exercisable had we achieved the Equity Value Target in the three fiscal years (or, if shorter, the remaining initial target years) ending coincident with or immediately subsequent to the effective date of the Qualifying Termination will become vested and exercisable immediately prior to the effective date of the Qualifying Termination. Represents the aggregate fair market value, as determined by the Compensation Committee in accordance with its equity grant policy, of unvested PSUs outstanding on December 30, 2016 and subject to the 2016 and 2017 Equity Value Target. The terms of the PSUs provide that any unvested PSUs that would, but for the termination due to death or disability, have vested had the Equity Value Target for the calendar year during which the death or disability occurred been achieved will remain outstanding until the Compensation Committee determines whether the Equity Value Target for such year has been achieved. Because the information in this table assumes such termination due to death or disability occurred as of

  December 30, 2016, there is no acceleration of PSU vesting. Mr. Guimarães served as President and Chief Operating Officer until March 23, 2017.

(3)
Represents a lump sum severance payment equal to 18 months' base salary and 150% of Mr. Serck-Hanssen's target cash incentive award as of December 30, 2016, if Mr. Serck-Hanssen executes the customary release agreement, which includes a two-year covenant not to compete or disclose confidential information, as required by his offer letter.

(4)
In connection with a Qualifying Termination within 18 months following a Change in Control, that portion of unvested RSUs that would otherwise have become vested and exercisable in the three fiscal years (or, if shorter, the remaining initial years) ending coincident with or immediately subsequent to the effective date of the Qualifying Termination will become vested and exercisable immediately prior to the effective date of the Qualifying Termination. Represents the aggregate fair market value, as determined by the Compensation Committee in accordance with its equity grant policy, of unvested PSUs outstanding on December 30, 2016. Mr. Guimarães served as President and Chief Operating Officer until March 23, 2017.

(5)
Represents a lump sum severance payment equal to one year of base salary and cash bonus at target as specified in the executive's Executive Retention Agreement. Mr. Guimarães served as President and Chief Operating Officer until March 23, 2017.

(6)
The vesting of Mr. Guimarães's RSUs accelerates pursuant to the terms of the RSUs upon termination of employment without cause, death or termination due to disability prior to December 31, 2017.

(7)
The employment of Mr. Guimarães as President and Chief Operating Officer terminated effective March 23, 2017. On March 28, 2017, we entered into a Separation Agreement and General Release (the "Separation Agreement") with Mr. Guimarães. Mr. Guimarães will remain employed and provide transition services until June 30, 2017, or such earlier or later date determined by the Company. Pursuant to the Separation Agreement, and consistent with the existing terms of Mr. Guimarães's employment letter with the Company and equity compensation award agreements, the Company will provide Mr. Guimarães a lump sum separation payment of $2,083,837 (which is the sum of his current base salary of $906,016 and target bonus of $1,177,821) after his termination of employment and accelerate vesting of 73,437 restricted stock units. The vested restricted stock units will be paid within 60 days after his date of termination. The Company will also pay to Mr. Guimarães the following accrued but unpaid bonuses at the same time the Company pays bonuses to its executives: (i) $1,245,192 earned for 2016 performance under the 2016 Annual Incentive Plan; and (ii) $1,000,000 earned for 2016 performance under the 2015 - 2017 Laureate Executive Cash Long Term Bonus Plan. Mr. Guimarães holds outstanding performance share units and a nonqualified stock option. There will be no accelerated vesting of either the performance share units or option in connection with termination of Mr. Guimarães's employment. Unvested units and stock options will terminate upon termination of employment of Mr. Guimarães.

Director Compensation

        The following table summarizes the compensation paid to or earned by our directors in 2016. We have omitted from this table the columns for Options Awards, Non-Equity Incentive Plan Compensation and Change in Pension Value and Nonqualified Deferred Compensation Earnings, as no amounts are required to be reported in any of those columns for any director during 2016.

        Each non-employee director is entitled to receive an annual retainer of $50,000. This retainer may be paid in the form of cash, common stock or RSUs, at the election of the director. The number of shares of common stock or RSUs is determined based on the fair market value of our common stock on the date of board approval, with vesting quarterly in arrears. Newly elected, non-employee, independent directors may elect to receive shares equal to up to three additional years of annual retainers at the time of their initial election to our board of directors and may elect to defer vesting of these shares. Each director who is subject to U.S. federal income taxes and is not contractually obligated to remit his director compensation to the Wengen Investor on whose behalf he serves is eligible to participate in our Post-2004 DCP and defer receipt of his annual compensation in accordance with the terms of the Post-2004 DCP. No Wengen-affiliated director deferred any portion of his 2016 compensation.

        In addition, our compensation program for non-employee independent directors provided for the following annual cash retainers in 2016, which were paid quarterly in arrears.

	Member	Chair
Audit Committee	$15,000	$25,000
Compensation Committee	$10,000	$20,000
Committee on Education	$10,000	$50,000

        Newly elected, non-employee, independent directors are also eligible to receive an annual stock retainer worth $120,000, in the form of restricted shares or RSUs, with the number of shares determined based on the fair market value of our common stock as determined by the Compensation Committee in accordance with its equity grant policy on the initial issuance date. Newly elected, non-employee, independent directors may elect to receive restricted shares or RSUs equal to up to three additional years of annual stock retainers at the time of their initial election to our board of directors and may elect to defer vesting of these shares.

        In April 2016, the Compensation Committee approved additional cash compensation for the Company's non-employee, independent directors. For non-employee, independent directors first receiving a stock retainer in 2013, the Compensation Committee approved a one-time additional cash payment of $165,000, payable in 2016. For non-employee, independent directors first receiving a stock retainer in 2014, the Compensation Committee approved a one-time additional cash payment of $165,000, payable in January 2017, in each case provided the director continues to serve on the payment date. Beginning in 2017, non-employee, independent directors will be eligible to receive an annual retainer in an aggregate amount equal to $225,000 per year. The annual retainer will be payable 50% in cash and 50% in shares of restricted stock, with the number of shares of restricted stock determined based on the fair market value of our common stock on the grant date. The shares of restricted stock will vest quarterly in arrears.

        None of our directors received separate compensation for attending meetings of our board of directors or any committees thereof. Our CEO, Mr. Becker, is the only director who is also an employee of Laureate. Mr. Becker is not entitled to separate compensation for his service on our board of directors. Non-employee directors are reimbursed for travel and other expenses directly related to director activities and responsibilities.

 2016 DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)		All Other Compensation ($)	Total ($)
Douglas L. Becker(1)	—	—		—	—
Brian F. Carroll(2)	27,500	49,915	(3)	—	77,415
Andrew B. Cohen(4)	—	49,915	(3)	—	49,915
Darren M. Friedman(5)	60,000	—		—	60,000
John A. Miller(6)	—	49,915	(3)	—	49,915
George Muñoz(7)	190,000	—		—	190,000
Judith Rodin(8)	215,000	—		—	215,000
Jonathan D. Smidt(9)	15,000	49,915	(3)	—	64,915
Ian K. Snow(10)	65,000	—		—	65,000
Steven M. Taslitz(11)	60,000	—		—	60,000
Quentin Van Doosselaere(12)	10,000	49,915	(3)	—	59,915
Robert B. Zoellick(13)	—	—		—	—

(1)
Mr. Becker is not entitled to receive compensation for his service on our Board of Directors.

(2)
Mr. Carroll received $7,500 in cash as committee fees. Mr. Carroll elected to receive his annual retainer in stock.

(3)
Each director who elected to receive his annual retainer in stock received 2,151 shares of our common stock. All of these shares were fully-vested on December 31, 2016.

(4)
Mr. Cohen elected to receive his annual retainer in stock. Mr. Cohen was required by prior agreement with Cohen Private Ventures to have all shares issued in payment of his director's fees issued to Cohen Private Ventures. Therefore, we issued to Cohen Private Ventures 2,151 shares of our common stock as compensation for Mr. Cohen's services as a director during 2016.

(5)
Mr. Friedman received $10,000 in cash as committee fees and elected to receive his $50,000 annual retainer in cash. Mr. Friedman was required by prior agreement with StepStone to have his 2016 director's fees paid to StepStone.

(6)
Mr. Miller elected to receive his annual retainer in stock.

(7)
Mr. Muñoz received $25,000 in cash as committee fees. Mr. Muñoz also elected to receive director compensation for 2013-2016 in an initial grant of 19,698 restricted shares on June 28, 2013. These restricted shares are issued and outstanding at December 31, 2016 but 4,924 shares are subject to transfer restrictions and substantial risk of forfeiture until the vesting criteria associated with the restricted shares will have been met on March 6, 2017. Notwithstanding the foregoing sentence, if Mr. Muñoz's service as a director terminates because of death or disability, any portion of these restricted shares that were granted in consideration of his service prior to or during the calendar year in which such death or disability occurs will become vested and nonforfeitable on the termination date, and the balance of the unvested restricted shares will terminate without becoming vested. Mr. Muñoz received a one-time $165,000 cash payment during 2016.

(8)
Dr. Rodin received $50,000 in cash as committee fees. Dr. Rodin elected to receive director compensation for 2013-2016 in an initial grant of 19,698 shares of restricted stock on August 6, 2013. These restricted shares are issued and outstanding at December 31, 2016 but 4,924 shares are subject to transfer restrictions and substantial risk of forfeiture until the vesting criteria associated with the restricted shares will have been met on March 6, 2017. Notwithstanding the foregoing sentence, if Dr. Rodin's service as a director terminates because of death or disability, any portion of these restricted shares that were granted in consideration of her service prior to or during the calendar year in which such death or disability occurs will become vested and nonforfeitable on the termination date, and the balance of the unvested restricted shares will terminate without becoming vested. Dr. Rodin received a one-time $165,000 cash payment during 2016.

(9)
Mr. Smidt received $15,000 in cash as committee fees. Mr. Smidt elected to receive his annual retainer in stock.

(10)
Mr. Snow received $15,000 in cash as committee fees and elected to receive his $50,000 annual retainer in cash. Mr. Snow was required by prior agreement with Snow Phipps to have his 2016 director's fees paid to Snow Phipps.

(11)
Mr. Taslitz received $10,000 in cash as committee fees and elected to receive his $50,000 annual retainer in cash. Mr. Taslitz was required by prior agreement with Sterling Partners to have his director's fees paid to Sterling Partners or an affiliate of its choosing. As a result of the Founders' Agreement, each Sterling Founder, including Mr. Taslitz, is entitled to receive an equal share of, on an after tax basis, any dividends on, or the proceeds from the sale of, the EPI Shares and the shares of our Class B common stock underlying the EPI Options. These prospective proceeds are not included in the compensation set forth in the table above.

(12)
Mr. Van Doosselaere received $10,000 in cash as committee fees. Mr. Van Doosselaere elected to receive his annual retainer in stock. Mr. Van Doosselaere was required by prior agreement with Bregal to have all shares issued in payment of his director's fees issued to Bregal. Therefore, we issued to Bregal 2,151 shares of our common stock as compensation for Mr. Van Doosselaere's services as a director during 2016.

(13)
Mr. Zoellick elected to receive director compensation for 2014, 2015 and 2016 in an initial grant of 18,558 shares of restricted stock on July 15, 2014. The fair market value of our common stock on the grant date as determined by the Compensation Committee in accordance with its equity grant policy was $29.92 per share. These restricted shares are issued and outstanding at December 31, 2016 but were subject to transfer restrictions and substantial risk of forfeiture until the vesting criteria associated with the restricted shares was met. All of these restricted shares vested and became nonforfeitable on January 1, 2017. Mr. Zoellick also will receive a $165,000 one-time cash payment in January 2017.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

        Steven Taslitz, a member of the Compensation Committee, is the Senior Managing Director of Sterling Partners, and Douglas Becker, our Chairman and CEO, is a director of Sterling Fund Management, LLC, the management affiliate of Sterling Partners. During 2016, no other members of the Compensation Committee (i) had a relationship with us other than as a director and, in certain cases, a stockholder nor (ii) was (A) an officer or employee or a former officer, (B) a participant in a "related person" transaction or (C) an executive officer of another entity where one of our executive officers served on the board of directors. See "Item 13—Certain Relationships and Related Transactions, and Director Independence" for a discussion of certain transactions to which affiliates of the members of the Compensation Committee were party.

Compensation Committee Report

        The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on such review and discussions, the Committee recommended to the Board of Directors, and the Board approved, that the Compensation Discussion and Analysis be included in this Form 10-K.

  COMPENSATION COMMITTEE
  Brian F. Carroll
  Steven M. Taslitz (no longer serving on the Compensation Committee as of March 8, 2017)
  Darren M. Friedman (no longer a member of the Board of Directors as of February 6, 2017)
  Andrew B. Cohen*
  William L. Cornog*
  Pedro del Corro*
  George Muñoz*

        This report shall not constitute "soliciting material," shall not be deemed "filed" with the SEC and is not to be incorporated by reference into any of our other filings under the Securities Act of 1933, as amended, or the Securities Act, or the Exchange Act, except to the extent that we specifically incorporate this report by reference therein.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table sets forth certain information with respect to the beneficial ownership of our common stock at March 15, 2017, for:

  •
  each person who we know beneficially owns more than five percent of either Class A or Class B common stock;

  •
  each of our current directors;

  •
  each of our Named Executive Officers; and

  •
  all of our current directors and executive officers as a group.

        The address of each beneficial owner listed in the table unless otherwise noted is c/o Laureate Education, Inc., 650 South Exeter Street, Baltimore, Maryland 21202.

        We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

        Applicable percentage ownership is based on 35,199,466 shares of Class A common stock and 133,205,013 shares of Class B common stock outstanding at March 15, 2017. The table below does not include any shares of Class A common stock issuable upon conversion of our Series A Preferred Stock. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of March 15,

*
Joined the Compensation Committee as of March 8, 2017.

2017. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

	Shares Beneficially Owned
	Class A (includes shares of Class B that are immediately convertible to Class A)(1)			Class B				Percentage of Total Voting Power(2)
Name of Beneficial Owner	Number of Shares		Percentage	Number of Shares		Percentage
5% Stockholders:
Wengen Alberta, Limited Partnership(3)	126,189,616		78.2%	126,189,616		94.7%		92.3%
KKR Funds(3)(4)	3,571,428	(3)(4)	10.1% (3)		(3)		(3)	*	(3)(4)
Funds and individuals affiliated with Sterling(3)(5)	3,451,343	(3)(5)	8.9% (3)	3,451,343	(3)(5)	2.5%	(3)(5)	2.5%	(3)(5)
FMR LLC(6)	3,500,000		9.9%	—		—		*
Melvin Capital Management(7)	2,500,000		7.1%	—		—		*
OZ Management LP(8)	1,900,000		5.4%	—		—		*
Named Executive Officers and Directors:(9)
Douglas L. Becker(10)(11)	873,254		2.4%	873,254		*		*
Brian F. Carroll(10)(12)	16,844		*	16,844		*		*
Andrew B. Cohen (10)	—		—	—		—		—
William L. Cornog (10)	—		—	—		—		—
Pedro del Corro(10)(13)	—		—	59,578		*		*
George Muñoz(14)	31,698		*	19,698		*		*
Dr. Judith Rodin	19,698		*	19,698		*		*
Ian K. Snow(10)(15)	6,656		*	6,656		*		*
Steven M. Taslitz(10)(16)	873,254		2.4%	873,254		*		*
Quentin Van Doosselaere(10)	—		—	—		—		—
Robert B. Zoellick	18,558		*	18,558		*		*
Eilif Serck-Hanssen(17)	517,136		1.4%	517,136		*		*
Ricardo Berckemeyer(18)	634,929		1.8%	634,929		*		*
Enderson Guimarães(19)	326,578		*	326,578		*		*
Paula Singer(20)	704,941		2.0%	704,941		*		*
All Current Directors and Executive Officers as a Group (23 persons)(10)	5,418,967		13.3%	5,466,545		4.1%%		3.4%

*
Less than one percent.

(1)
The Class B common stock is convertible into shares of Class A common stock on a share-for-share basis upon the election of the holder or upon transfer, subject to the terms of our certificate of incorporation. The Class A common stock and Class B common stock will automatically convert into a single class of common stock on the date on which the number of outstanding shares of Class B common stock represents less than 15% of the aggregate combined number of outstanding shares of Class A common stock and Class B common stock.

(2)
Percentage total voting power represents voting power with respect to all shares of our Class A common stock and Class B common stock, as a single class. Each holder of Class B common stock is entitled to ten votes per share of Class B common stock and each holder of Class A common stock is entitled to one vote per share of Class A common stock on all matters submitted to our stockholders for a vote. The Class A common stock and Class B common stock vote together as a single class on all matters submitted to a vote of our stockholders, except as may otherwise be required by law or our amended and restated certificate of incorporation.

(3)
Represents shares of Class B common stock which are directly held by Wengen. The limited partnership interests in Wengen are held by certain investors including the Wengen Investors. The general partner of Wengen is Wengen Investments Limited, which is governed by a board of directors composed of Mr. Becker and other representatives of Sterling, and representatives of KKR, CPV, Bregal, StepStone and Snow Phipps. As a result of such representation, the Wengen Investors control the voting of the shares of Class B common stock held by Wengen in the election of certain directors and may be deemed to share beneficial ownership over the securities beneficially owned by Wengen. Does not include 1,401,004 shares of Class B common stock subject to proxies given by current and former directors and employees of the Company to Wengen to vote their shares of Class B common stock (collectively, the "Wengen Proxy").

The following persons hold, through their interests in Wengen, over 5% of our Class B common stock: KKR 2006 Fund (Overseas), Limited Partnership and KKR Partners II (International), L.P.; the Sterling Parties; CPV; Bregal; Caisse de dépôt et placement du Québec; affiliates of Moore Capital Management, LP; and affiliates of Makena Capital

  Management, LLC. Shares of Class B common stock held by Wengen are convertible by Wengen into shares of Class A common stock, in accordance with the terms of our certificate of incorporation, at the discretion of the general partner of Wengen.

  KKR 2006 Fund (Overseas), Limited Partnership and KKR Partners II (International), L.P. hold limited partnership interests in Wengen which relate to approximately 22,889,952 and 952,623 underlying shares of Class B common stock held by Wengen, respectively, and may also be deemed to have voting and investment power over such portion of the Class B common stock owned by Wengen as a result of their ability to direct Wengen with respect to certain voting and disposition of such securities. KKR PI-II GP Limited is the general partner of KKR Partners II (International), L.P. KKR Associates 2006 (Overseas), Limited Partnership is the general partner of KKR 2006 Fund (Overseas), Limited Partnership. KKR 2006 Limited is the general partner of KKR Associates 2006 (Overseas), Limited Partnership. KKR Fund Holdings L.P. is the sole shareholder of KKR 2006 Limited. KKR Fund Holdings GP Limited is a general partner of KKR Fund Holdings L.P. KKR Group Holdings L.P. is the sole shareholder of KKR Fund Holdings GP Limited and a general partner of KKR Fund Holdings L.P. KKR Group Limited is the general partner of KKR Group Holdings L.P. KKR & Co. L.P. is the sole shareholder of KKR Group Limited. KKR Management LLC is the general partner of KKR & Co. L.P. Messrs. Henry R. Kravis and George R. Roberts are the designated members of KKR Management LLC. In such capacities, each of the entities and individuals referenced in this paragraph may also be deemed to be the beneficial owners having shared voting power and shared investment power with respect to the securities as described above. The address of each of the persons and entities listed in this paragraph, except Mr. Roberts, is c/o Kohlberg Kravis Roberts & Co. L.P., 9 West 57th Street, New York, New York 10019. The principal business address for Mr. Roberts is c/o Kohlberg Kravis Roberts & Co. L.P., 2800 Sand Hill Road, Suite 200, Menlo Park, California 94025.

  Sterling Capital Partners II, L.P., Sterling Capital Partners III, L.P., SP-L Affiliate, LLC, Sterling Laureate Executives Fund, L.P., Sterling Laureate, L.P., Sterling Laureate Rollover, L.P., Douglas L. Becker, Steven M. Taslitz and certain of their respective affiliates hold limited partnership interests in Wengen which collectively relate to approximately 9,584,825 underlying shares of Class B common stock held by Wengen, and may also be deemed to have voting and investment power over their respective pro rata shares of such portion of the Class B common stock owned by Wengen as a result of their respective abilities to direct Wengen with respect to certain voting and disposition of such securities. These underlying shares of Class B common stock do not include shares of Class B common stock allocable to limited partnership interests held by certain investment vehicles that are managed on behalf of persons not affiliated with Sterling, which investment vehicles, although managed by Sterling-related entities, pass through rights with respect to the voting and disposition of the underlying shares of the Company to the investors in such vehicles. SC Partners II, L.P. is the sole general partner of Sterling Capital Partners II, L.P., and Sterling Capital Partners II, LLC is the sole general partner of SC Partners II, L.P. SC Partners III, L.P. is the sole general partner of Sterling Capital Partners III, L.P., and Sterling Capital Partners III, LLC is the sole general partner of SC Partners III, L.P. SP-L Management III, LLC is the sole general partner of Sterling Laureate, L.P. SP-L Management IV, LLC is the sole general partner of Sterling Laureate Executives Fund, L.P. SP-L Management V, LLC is the sole general partner of Sterling Laureate Rollover, L.P. SP-L Parent, LLC is the sole general partner of each of Sterling Management III, LLC, Sterling Management IV, LLC and Sterling Management V, LLC. Sterling Capital Partners II, LLC, Sterling Capital Partners III, LLC, SP-L Affiliate, LLC and SP-L Parent, LLC are managed by Messrs. Taslitz and Becker and R. Christopher Hoehn-Saric (each of whom serves on the board of directors of the general partner of Wengen). Each of the aforementioned entities and individuals may also be deemed to be the beneficial owners having voting power and/or investment power with respect to securities of the Company owned directly by Wengen as described above, except that Mr. Becker does not exercise any voting or investment power with respect to such securities (other than any securities of the Company attributable to the limited partnership interests in Wengen held by SP-L Affiliate, LLC). The business address of each of the persons and entities listed in this footnote, except Mr. Becker, is c/o Sterling Partners, 401 N. Michigan Avenue, Suite 3300, Chicago, Illinois 60611. The business address of Mr. Becker is c/o Laureate Education, Inc., 650 S. Exeter Street, Baltimore, Maryland 21202.

  CPV Holdings, LLC, Point72 Capital International, Ltd., Point72 Capital, L.P. and Point72 GDF, Ltd. hold, directly and indirectly, limited partnership interests in Wengen which collectively relate to approximately 16,087,099 underlying shares of Class B common stock held by Wengen, and may also be deemed to have voting and investment power over such portion of the Class B common stock owned by Wengen as a result of their ability to direct Wengen with respect to certain voting and disposition of such securities. Pursuant to certain investment management agreements, Point72 Asset Management, L.P. maintains voting and investment power with respect to the securities held by Point72 Capital International, Ltd., Point72 Capital, L.P. and Point72 GDF, Ltd. Point72 Capital Advisors, Inc. is the general partner of Point72 Asset Management, L.P. Steven A. Cohen is the sole shareholder of Point72 Capital Advisors, Inc. and the managing member of CPV Holdings, LLC. In such capacities, each of Point 72 Asset Management, L.P., Point 72 Capital Advisors, Inc. and Steven A. Cohen may also be deemed to be the beneficial owners having shared voting power and shared investment power with respect to the securities as described above. The address of each of the persons and entities listed in this paragraph, except CPV Holdings, LLC, is c/o Point72, L.P., 72 Cummings Point Road, Stamford, Connecticut 06902. The address of CPV Holdings, LLC is c/o Cohen Private Ventures, LLC, 510 Madison Avenue, New York, New York 10022.

  Bregal Europe Co-Investment Limited Partnership holds, directly and indirectly, limited partnership interests in Wengen which relate to approximately 11,915,410 underlying shares of Class B common stock held by Wengen, and may also be deemed to have voting and investment power over such portion of the Class B common stock owned by Wengen as a result of its ability to direct Wengen with respect to certain voting and disposition of such securities. The General Partner of Bregal Europe Co-Investment Limited Partnership is Bregal General Partner Jersey Limited. The directors of Bregal General Partner Jersey Limited are: Paul Andrew Bradshaw, John Hammill, John David Drury, Andrew Crawford, Wolter Rudolf Brenninkmeijer and Edwin Theo Niers. In such capacities, each of the entities and individuals referenced in this paragraph may also be deemed to be the beneficial owners having shared voting power and shared investment power with respect to the securities as described above. The address of Bregal Europe Co-Investment Limited Partnership is Quartermile One, 15 Lauriston Place, Edinburgh, EH3 9EP, United Kingdom. The address of Bregal General Partner Jersey Limited and the principal business address of each of Messrs. Paul Andrew Bradshaw, John Hammill, and Andrew Crawford is 2nd Floor, Windward House, La Route de la Liberation, St. Helier, JE2 3BQ, Jersey, Channel Islands. The principal business address of each of Messrs. John David Drury and Wolter Rudolf Brenninkmeijer is 81 Fulham Road, 3rd Floor, London SW3 6RD, United Kingdom. The principal business address of Mr. Ewin Niers is Grafenauweg 10, CH-6300, Zug, Switzerland.

  2007 Co-Investment Portfolio L.P., StepStone Capital Partners II Onshore, L.P. and StepStone Capital Partners II Cayman Holding, L.P. (collectively, the "StepStone Funds") hold limited partnership interests in Wengen which collectively relate to approximately 3,999,535 underlying shares of Class B common stock held by Wengen, and may be deemed to have voting and investment power over their respective pro rata shares of such portion of the Class B common stock owned by Wengen as a result of their respective abilities to direct Wengen with respect to certain voting and disposition of such securities. StepStone Group Holdings LLC is the general partner of StepStone Group LP, which is the sole member of StepStone Co-Investment Funds GP, LLC, which is the sole general partner of each of the StepStone Funds. Mr. Darren M. Friedman is principally employed as a Partner of StepStone Group LP and StepStone Group Holdings LLC and is a director of Wengen. The principal business address of each of the StepStone persons is 4275 Executive Square, Suite 500, La Jolla, CA 9203.

  Snow Phipps Group, L.P., SPG Co-Investment, L.P., Snow Phipps Group (B), L.P., Snow Phipps Group (Offshore), L.P., and Snow Phipps Group (RPV), L.P. hold limited partnership interests in Wengen which relate to approximately 3,231,081, 17,483, 31,040, 104,434, and 168,255 underlying shares of Class B common stock held by Wengen, respectively, for an aggregate of 3,552,293 shares, and may also be deemed to have voting and investment power over such portion of the securities Class B common stock owned by Wengen as a result of their ability to direct Wengen with respect to certain voting and disposition of such securities. SPG GP, LLC is the general partner of Snow Phipps Group (Offshore), L.P., Snow Phipps Group (B), L.P., Snow Phipps Group, L.P., Snow Phipps Group (RPV), L.P., and SPG Co-Investment, L.P. Ian Snow is the sole managing member of SGP GP, LLC. In such capacities, each of the entities and the individual referenced in this paragraph may also be deemed to be the beneficial owners having shared voting power and shared investment power with respect to the securities as described above. The address of each of the persons and entities listed in this paragraph is 667 Madison Avenue, 18th Floor, New York, New York, 10065.

  Caisse de dépôt et placement du Québec holds, directly and indirectly, limited partnership interests in Wengen which relate to approximately 11,491,277 underlying shares of Class B common stock held by Wengen, and may be deemed to have voting and investment power over such portion of the Class B common stock owned by Wengen as a result of its ability to direct Wengen with respect to certain voting and disposition of such securities. The principal business address for Caisse de dépôt et placement du Québec is 1000, place Jean-Paul-Riopelle, Montreal (Québec) H2Z 2B3, Canada.

  Kendall Family Investments, LLC, MMF Moore ET Investments, LP and MEM Moore ET Investments, LP hold, directly and indirectly, limited partnership interests in Wengen which collectively relate to approximately 11,054,982 underlying shares of the Class B common stock held by Wengen, and may be deemed to have voting and investment power over their respective pro rata shares of such portion of the Class B common stock owned by Wengen as a result of their respective abilities to direct Wengen with respect to certain voting and disposition of such securities. Louis M. Bacon is the chief executive officer and director of Moore Capital Management, LP, which serves as discretionary investment manager to MMF Moore ET Investments, LP and MEM Moore ET Investments, LP, and the majority equity holder of Kendall Family Investments, LLC. The principal business address of Moore Capital Management, LP is 11 Times Square, New York, New York 10036.

  Makena Capital Holdings M, L.P. and Makena Contingent Capital Account, L.P. hold, directly and indirectly, limited partnership interests in Wengen which collectively relate to approximately 6,765,025 underlying shares of Class B common stock held by Wengen, and may be deemed to have voting and investment power over their respective pro rata shares of such portion of the Class B common stock owned by Wengen as a result of their respective abilities to direct Wengen with respect to certain voting and disposition of such securities. Makena Capital Management, LLC is the general partner of Makena Capital Holdings M, L.P. and Makena Contingent Capital Account, L.P. The principal business address of Makena Capital Management, LLC is 2755 Sand Hill Road, Suite 200, Menlo Park, California 94025.

(4)
Represents 3,532,737 and 38,691 shares of Class A common stock owned by KKR 2006 Fund (Overseas), Limited Partnership and KKR Partners II (International), L.P., respectively. Does not include the Class B common stock held by Wengen described further in footnote (3) above or an additional 4,987,395 and 54,622 shares of Class A common stock that will be received by KKR 2006 Fund (Overseas), Limited Partnership and KKR Partners II (International), L.P., respectively, upon the conversion of 59,350 and 650 shares of Series A Preferred Stock, respectively. In the aggregate the investment funds affiliated with KKR may be deemed to beneficially own 134,803,061 shares of Class A Common Stock, which represents, in the aggregate, approximately 81.0% of the outstanding shares of the Class A common stock, calculated pursuant to the rules of the SEC, or 92.6% of the total voting power.

(5)
Represents shares of Class B common stock beneficially owned by funds and individuals affiliated with Sterling. Does not include the Class B common stock held by Wengen described further in footnote (3) above. In the aggregate, such funds and individuals may be deemed to beneficially own 129,640,959 shares of Class A Common Stock (including 3,369,027 shares of Class A Common Stock issuable upon conversion of shares of Class B Common Stock issuable upon the exercise of vested options issued to Mr. Becker), which represents, in the aggregate, approximately 78.6% of the outstanding shares of the Class A common stock, calculated pursuant to the rules of the SEC.

(6)
Based solely on information reported by FMR LLC, Abigail P. Johnson and Fidelity Contrafund on a Schedule 13G filed with the SEC on March 10, 2017. Consists of 3,500,000 shares beneficially held by FMR LLC, of which 349,700 FMR LLC possesses sole voting power and of 3,500,000 shares FMR possesses sole dispositive power, 3,500,000 shares beneficially held by Ms. Johnson for which Ms. Johnson possesses sole dispositive power, and 2,465,300 shares beneficially held by Fidelity Contrafund for which Fidelity Contrafund possesses sole voting power. Various persons have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, these shares. All of these shares are shares of Class A common stock. The reporting person listed its address as 245 Summer Street, Boston, Massachusetts 02210.

(7)
Based solely on information reported by Melvin Capital Management LP on a Schedule 13G filed with the SEC on March 15, 2017. All of these shares are shares of Class A common stock. According to this Schedule 13G, Melvin Capital Management LP has sole voting power and sole dispositive power with respect to 2,500,000 shares of common stock and shared voting power and shared dispositive power with respect to no shares of common stock. The reporting person listed its address as 527 Madison Avenue, 25th Floor, New York, New York 10022.

(8)
Based solely on information reported by OZ Management LP, Och-Ziff Holding Corporation, Och-Ziff Capital Management Group LLC and Daniel S. Och on a Schedule 13G filed with the SEC on February 10, 2017. OZ Management LP indicated that it had voting and investment power over all of these shares. All of these shares are shares of Class A common stock. Each of the reporting persons listed its address as 9 West 57th Street, 39th Floor, New York, New York 10019.

(9)
No shares are pledged as security.

(10)
The director is affiliated with Wengen or an investor in Wengen. Does not include the Class B common stock held of record by Wengen and the 1,401,004 shares of Class B common stock subject to the Wengen Proxy. See footnote 3 for further information on any beneficial ownership of securities indirectly held through Wengen.

(11)
Includes Mr. Becker's allocable share of certain equity securities of the Company that are subject to the Founders' Agreement (as defined and described in "Executive Compensation-Summary Compensation Table-Arrangements with Certain Named Executive Officers"), including (i) one quarter of the shares issuable upon the exercise of options to purchase an aggregate of 3,369,027 shares of Class B common stock issued to Mr. Becker and (ii) one quarter of the 68,427 shares of Class B common stock issued to Mr. Becker. Does not include 12,490 shares of Class B common stock held by the 2002 GST Exempt Harvest Trust, a trust of which Mr. Becker is the sole beneficiary, but as to which Mr. Becker is not a trustee and does not have voting or investment power over the securities it holds. Mr. Becker disclaims beneficial ownership of these shares. Includes 13,888 shares of Class B common stock held by Sterling Fund Management, LLC, an affiliate of Sterling Partners. Mr. Becker shares voting and dispositive power with respect to the shares of Class B common stock held by this affiliate of the Sterling Founders, with Messrs. Taslitz and Hoehn-Saric.

(12)
Includes 4,611 shares of Class B common stock reserved for issuance upon distribution of Mr. Carroll's Post-2004 DCP account when he retires from the Company's board of directors.

(13)
Includes limited partnership interests in Wengen held, directly and indirectly, by Mr. del Corro which relate to approximately 59,578 underlying shares of Class B common stock held by Wengen, over which he may be deemed to have voting and investment power as a result of his ability to direct Wengen with respect to certain voting and disposition of such securities. Shares of Class B common stock held by Wengen are convertible by Wengen into shares of Class A common stock of Laureate, in accordance with the terms of our certificate of incorporation, at the discretion of the general partner of Wengen.

(14)
Includes 12,000 shares of Class A common stock.

(15)
Includes 3,837 shares of Class B common stock held by Snow Phipps. Includes 2,819 shares of Class B common stock reserved for issuance upon distribution of Mr. Snow's Post-2004 DCP account when he retires from the Company's board of directors. See "—Executive Compensation—Director Compensation." Does not include an additional 1,148,739, 3,782, 11,036, 37,129, and 59,819 shares of Class A common stock that will be received by Snow Phipps Group, L.P., SPG Co-Investment, L.P., Snow Phipps Group (B), L.P., Snow Phipps Group (Offshore), L.P., and Snow Phipps Group (RPV), L.P., respectively, upon the conversion of the 13,700, 45, 131, 442, and 712 shares of Series A Preferred Stock, respectively. Mr. Snow disclaims beneficial ownership of the shares held, directly or indirectly, by Snow Phipps.

(16)
Includes Mr. Taslitz's allocable share of certain equity securities of the Company that are subject to the Founders' Agreement (as defined and described in "Executive Compensation—Summary Compensation Table—Arrangements with Certain Named Executive Officers"), including (i) one quarter of the shares issuable upon the exercise of options to purchase an aggregate of 3,369,027 shares of Class B common stock issued to Mr. Becker and (ii) one quarter of the 68,427 shares of Class B common stock issued to Mr. Becker. Includes 13,889 shares of Class B common stock held by Sterling Fund Management, LLC, an affiliate of Sterling Partners. Mr. Taslitz shares voting and dispositive power with respect to the shares of Class B common stock held by this affiliate of the Sterling Founders, with Messrs. Becker and Hoehn-Saric.

(17)
Includes shares issuable upon exercise of options to purchase 470,513 shares of Class B common stock that are exercisable within 60 days of the date of the above table.

(18)
Includes shares issuable upon exercise of options to purchase 592,857 shares of Class B common stock that are exercisable within 60 days of the date of the above table.

(19)
Includes shares issuable upon exercise of options to purchase 326,578 shares of Class B common stock that are exercisable within 60 days of the date of the above table. Mr. Guimarães served as President and Chief Operating Officer until March 23, 2017.

(20)
Includes shares issuable upon exercise of options to purchase 635,357 shares of Class B common stock that are exercisable within 60 days of the date of the above table.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table provides information as of December 31, 2016, with respect to shares of our common stock that may be issued under our existing equity compensation plans:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders(1):
2013 Plan	6,707,677	$23.21	4,888,529
2007 Plan	5,504,654	$20.43	—
Equity compensation plans not approved by stockholders:
None

(1)
For a description of our equity compensation plans, see Item 11—Executive Compensation.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Management Stockholder's Agreements

        Each of the stockholders of the Company who are employees or directors or former employees or directors of the Company has entered into a stockholder's agreement (each, a "Management Stockholder's Agreement") with the Company and Wengen that gives Wengen a proxy to vote such holder's shares of the Company's Class B common stock. In addition to the voting proxy on shares held by current and former employees and directors of the Company, the Management Stockholder's Agreement executed by each current and former employee who owns stock or has been granted options to purchase stock of the Company contains provisions that prohibit the employee or former employee (i) at any time during or after employment with the Company or its subsidiaries, from disclosing or using any confidential information pertaining to the business of the Company or any of its subsidiaries or the Wengen Investors or any of their respective affiliates, except when required to perform his or her duties to the Company or one of its subsidiaries, by law or judicial process; (ii) at any time during employment with the Company or its subsidiaries and for a period of two years thereafter, from directly or indirectly acting as a proprietor, investor, director, officer, employee, substantial stockholder, consultant, or partner in any business that directly competes, at the relevant determination date, with the post-secondary business of the Company or any of their respective affiliates in any geographic area where the Company or its affiliates manufactures, produces, sells, leases, rents, licenses or otherwise provides products or services; and (iii) at any time during employment with the Company or its subsidiaries and for a period of two years thereafter, from directly or indirectly (a) soliciting customers or clients of the Company, any of its subsidiaries, the Wengen Investors or any of their respective affiliates to terminate their relationship with the Company, any of its subsidiaries, the Wengen Investors or any of their respective affiliates or otherwise soliciting such customers or clients to compete with any business of the Company, any of its subsidiaries, the Wengen Investors or any of their respective affiliates or (b) soliciting or offering employment to any person who is, or has been at any time during the 12 months immediately preceding the termination of the employee's employment, employed by the Company or any of its affiliates.

        Subsequent to our initial public offering, the Management Stockholder's Agreements permit each of the stockholders of the Company who are employees or directors or former employees or directors of the Company to participate in any sale of the Company's common stock by Wengen or any of the Wengen Investors that is registered under the Securities Act (the "piggyback registration rights"), subject to customary underwriters' restrictions including pro rata reduction and execution of customary custody and lockup agreements. The piggyback registration rights provided in the Management Stockholder's Agreements expire upon a change in control of the Company. The registration rights also provide for our indemnification of the stockholders and their affiliates in connection with the "piggyback" registration of their securities.

Agreements with Wengen

        Wengen Securityholders' Agreement.    Prior to our initial public offering, the Wengen Investors were subject to the Wengen Securityholders' Agreement, pursuant to which the general partner of Wengen was permitted to develop and implement an initial public offering of our securities and certain of the Wengen Investors had the right to appoint members to the board of directors of Wengen's general partner and Laureate. Effective upon the closing of our initial public offering, the Wengen Securityholders' Agreement was amended and restated to make the Company a party thereto and to provide that certain of the Wengen Investors will continue to have the right to elect a majority of our board of directors and coordinate the sale of all shares of our Class B common currently held by Wengen which may be distributed to the Wengen Investors from time to time. The right of Wengen to designate directors shall survive the dissolution of Wengen and shall become rights of the Wengen

Investors until they hold less than 40% of the outstanding common stock of Laureate. In addition, the right of KKR, Sterling Capital Partners II, L.P., Bregal and CPV to designate directors shall survive the dissolution of Wengen.

        Registration Rights Agreement.    Wengen and the Wengen Investors are parties to a registration rights agreement (the "Registration Rights Agreement"), pursuant to which the Wengen Investors were granted certain registration rights in connection with our initial public offering. Pursuant to the existing Registration Rights Agreement, the Wengen Investors were granted the right, beginning 180 days following the completion of our initial public offering to cause us, at our expense, to use our reasonable best efforts to register certain shares of common stock held by the Wengen Investors and any securities issued in replacement of or in exchange for such shares of common stock for public resale, subject to certain limitations as set forth in the Registration Rights Agreement. The exercise of this "demand" right is limited to ten requests in the aggregate. In the event that we register any of our common stock following completion of our initial public offering, the Wengen Investors and management (pursuant to a provision in the Management Stockholder's Agreements) have a "piggyback right" which allows them to require us to use our reasonable best efforts to include shares of our common stock held by them in such registration, subject to certain limitations. The existing Registration Rights Agreement also provides for our indemnification of the Wengen Investors and management in connection with the registration of their securities. The Company become a party to the Registration Rights Agreement effective upon the consummation of the initial public offering.

        SFUAD Shared Services Agreement.    In June 2008, Laureate entered into an agreement with the College of the Christian Brothers of New Mexico to provide a line of credit of $2.8 million that was to mature on the earlier of six months from the date of the loan or upon Laureate's acquisition of assets from the Christian Brothers relative to College of Santa Fe (now known as the Santa Fe University of Arts and Design, or SFUAD). The agreement was subsequently amended to increase the line of credit to $3.8 million. The interest on the line of credit was 10% per annum payable in arrears on the line of credit termination date. The amounts outstanding under the agreement were secured by land adjacent to the SFUAD campus. During 2009, Laureate transferred the SFUAD line of credit to a newly formed subsidiary. This subsidiary was sold to Wengen for cash of $2.7 million, equal to the outstanding principal and interest on the line of credit. No gain or loss was recognized on the transfer. In connection with the sale of the newly formed subsidiary to Wengen in 2009, Laureate entered into a shared services agreement with SFUAD. During 2014, Laureate entered into a new shared services agreement with SFUAD that replaced the shared services agreement previously entered into in 2009. Laureate provides SFUAD with certain management consulting, legal, tax, finance, accounting, treasury, human resources, and network entry services. The new shared services agreement has a term of five years and automatically renews for two year periods thereafter, unless terminated by either party. As of December 31, 2015, Laureate had recorded a receivable from SFUAD of $0.7 million related to the shared services agreement, substantially all of which was collected subsequent to year-end. As of December 31, 2016, Laureate recorded a net related party payable to SFUAD of $0.5 million, related to an advance payment received during the fourth quarter of 2016.

        During the third quarter of 2013, 14 Laureate institutions entered into partnership agreements with SFUAD (the "Global Partnership agreements"). These Global Partnership agreements have an initial term of five years and provide Laureate students with educational opportunities to study certain academic programs at SFUAD. Under the terms of these agreements, the partnering Laureate institutions commit to pay SFUAD an annual amount each calendar year, which SFUAD then bills to the Laureate institutions on a quarterly basis. The Global Partnership agreements can be unilaterally canceled by either SFUAD or the Laureate institutions with at least six months' prior written notice; however, any remaining unpaid commitment amount for that calendar year is contractually owed to SFUAD. These partnership agreements were phased out during 2016. For the years ended December 31, 2016, 2015 and 2014, the total amounts paid under the Global Partnership agreements were $0.7 million, $3.6 million and $4.6 million, respectively. As of December 31, 2016 and 2015, Laureate recorded a related party payable to SFUAD of $0.1 million and $0.2 million, respectively. On May 18, 2016, SFUAD announced that it had signed an agreement to be acquired by a private education provider with a global network of colleges and universities that focus on art and design education. This agreement was terminated by the parties thereto on March 29, 2017.

Agreements with Holders of Series A Preferred Stock

Subscription Agreement

        On December 4, 2016, we signed the Subscription Agreement with six investors, including KKR and Snow Phipps, which purchased $60 million and $15 million worth of shares of Series A Preferred Stock, respectively, pursuant to which we agreed to issue an aggregate of 400,000 shares of Series A Preferred Stock in a private offering for total gross proceeds of $400 million and total net proceeds of approximately $383 million. Closing of the first tranche of funding for this transaction occurred on December 20, 2016 and we received net proceeds, after issuance costs, of approximately $328 million. One investor funded a portion of its purchase price equal to $57 million (approximately $55 million net of issuance costs) on January 18, 2017 and the remainder on January 23, 2017. The proceeds from the Series A Preferred Stock offering have and will be used to pay transaction expenses, including structuring fees to certain of the purchasers of the Series A Preferred Stock (including a fee of $1.8 million to KKR and $450,000 to Snow Phipps), to repay a portion of our outstanding debt (other than any debt held by our stockholders, employees, officers or directors, including their affiliates), and for working capital and general corporate purposes.

        Upon the closing and funding of the purchase price of the Series A Preferred Stock offering in full, which was a qualified equity issuance under our Senior Secured Credit Facilities, the applicable LIBOR margin for the 2021 Extended Term Loan under our Senior Secured Credit Facilities was reduced to 7.5% and the applicable ABR margin was reduced to 6.5%. The applicable LIBOR margin for the revolving credit line under our Senior Secured Credit Facilities was reduced to 3.75% and the applicable ABR margin was reduced to 2.75%. In addition, the additional scheduled payment on such 2021 Extended Term Loan in the amount of $62.5 million will not be required under our Senior Secured Credit Facilities.

        The Subscription Agreement requires us to repay any portion of our outstanding debt (other than any debt held by our stockholders, employees, officers, or directors, including their affiliates) in an amount equal to at least the total proceeds received by the Company under the Subscription Agreement, less the amount used to pay our transaction expenses and other fees, by not later than June 20, 2018, the 18 month anniversary of the closing date. However, to the extent the outstanding debt repaid pursuant to the Subscription Agreement repaid consists of revolving loans, we may subsequently redraw such revolving loans. We are not permitted to use any funds paid received pursuant to the Subscription Agreement to acquire the assets or securities of another entity or to purchase, redeem, retire or otherwise acquire, or make any payment in respect of, directly or indirectly, any of our equity securities.

        The Company agreed to indemnify each purchaser of Series A Preferred Stock from and against any and all losses incurred by or asserted against any of them by virtue of, among other things, any breach of representations or warranties made by the Company in the Subscription Agreement, any breach, non-compliance or non-fulfillment in any material respect of any covenant or agreement of the Company, or any fraud by the Company. In addition, each purchaser of Series A Preferred Stock, severally (and not jointly and severally), agreed to indemnify and hold harmless the Company from and against all losses incurred by or asserted against the Company by virtue of any breach of any representation or warranty made by such purchaser of Series A Preferred Stock or any fraud of such purchaser of Series A Preferred Stock. We will not be liable to any purchaser of Series A Preferred Stock for any amounts in excess of the purchase price paid by such purchaser.

        In connection with the transactions contemplated by the Subscription Agreement, the Company executed both a stockholders agreement (the "Stockholders Agreement") and a registration rights agreement (the "Series A Registration Rights Agreement"). The following summary of the Subscription Agreement, Stockholders Agreement and Series A Registration Rights Agreement does not purport to be complete and is qualified in its entirety by reference to the provisions of the Subscription Agreement, Stockholders Agreement and Series A Registration Rights Agreement, each of which are filed with the Securities and Exchange Commission as exhibits to the IPO Registration Statement.

Stockholders Agreement

        The Stockholders Agreement provides that the shares of Series A Preferred Stock have tag along rights with respect to any proposed transfer of shares of our capital stock by Wengen. The tag along rights terminate upon the earlier to occur of (x) the redemption of all of the shares of Series A Preferred Stock in accordance with the terms of the Certificate of Designations and (y) the earlier of (A) the date on which the closing of our first follow-on public offering following our initial public offering in which the holders of the Series A Preferred Stock receive net proceeds not less than the Priority Amount is consummated pursuant to the Certificate of Designations and the Series A Registration Rights Agreement and (B) if then converted, the date which is 120 days (or if a registration is suspended, postponed or otherwise not available pursuant to the terms of the Series A Registration Rights Agreement, then an additional number of days equal to the length of such suspension, postponement or lack of availability) after the date on which an amount of Conversion Stock (as defined in the Stockholders Agreement) equal to or more than the Priority Amount has been registered pursuant to an effective registration statement in accordance with the terms of the Series A Registration Rights Agreement, or if earlier, the date on which at least the Priority Amount under such registration statement has been sold.

Series A Registration Rights Agreement

        Pursuant to the Series A Registration Rights Agreement, the holders of the shares of Series A Preferred Stock are entitled to certain demand registration rights following conversion of the shares or within 45 days of the shares becoming required or entitled to be converted. The holders of two-thirds of the shares of Series A Preferred Stock are entitled to make up to two demands, excluding short form demands, that we register the resale of such shares, subject to the right of the Company to convert a demand registration made by the holders of the Series A Preferred Stock into a follow-on public offering in which the holders of the Series A Preferred Stock receive net proceeds not less than the Priority Amount. The holders of Series A Preferred Stock also have certain piggyback registration rights with respect to registration statements and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act.

        For underwritten offerings, the holders of the Series A Preferred Stock have priority to participate in any demand or piggyback registration up to the Priority Amount or until the Priority Amount is satisfied. Once the Priority Amount is registered or satisfied, the shares of the holders of the Series A Preferred Stock, Wengen and certain other stockholders with registration rights will then be included in the registration on a pro rata basis based upon the number of shares requested to be included in the offering, followed by the shares of the Company requested to be included in the offering; provided, however, that the shares of the Company will have priority over the shares of the holders of the Series A Preferred Stock, Wengen and certain other stockholders with registration rights for underwritten piggyback registrations initiated by the Company.

        The Company will bear the expenses incurred in connection with the filing of any such registration statements in connection with the exercise of demand and piggyback registration rights by the holders of the Series A Preferred Stock.

Payments for Airplane Usage Costs

        In 2016, 2015 and 2014, we incurred costs of $0.1 million, $0.3 million and $0.2 million, respectively, for the business use of a private airplane that is owned in part by our Chief Executive Officer.

Relationship with KKR

        As part of our initial public offering, an affiliate of Kohlberg Kravis Roberts & Co. L.P. purchased from the underwriters 3,571,428 shares of Class A common stock at the initial public offering price.

Relationship with KKR Capital Markets

        Since 2014, KKR Corporate Lending LLC, an affiliate of KKR Capital Markets LLC, has been a participating lender under the Company's existing revolving credit facilities and as of December 31, 2016 had received interest payments and amendment consent fees of approximately $2.7 million.

        In addition, an affiliate of one of the Wengen investors acted as a financial adviser in connection with our initial public offering and we paid this affiliate a one-time fee of $1.5 million for its services.

Relationship with KKR Credit

        Since 2014, investment funds or accounts managed or advised by KKR Credit Advisors (US) LLC ("KKR Credit") were participating lenders under the Company's existing credit agreements and from 2014 through 2016 received aggregate principal payments of $12.9 million and interest and amendment fee payments of $20.8 million. Since 2014, investment funds or accounts managed or advised by KKR Credit were also holders of notes issued by the Company and from 2014 through 2016 received interest payments of approximately $4.7 million.

        As of December 31, 2016, investment funds or accounts managed or advised by KKR Credit held a portion of the Company's first lien term loan.

Relationship to KKR Capstone Americas LLC

        We have historically utilized KKR Capstone, a consulting company that works exclusively with KKR's portfolio companies, for consulting services, and paid to KKR Capstone related fees and expenses. References to "KKR Capstone" are to KKR Capstone Americas LLC and their affiliates, which are owned and controlled by their senior management team. KKR Capstone is not a subsidiary or affiliate of KKR. KKR Capstone operates under several consulting agreements with KKR and uses the "KKR" name under license from KKR.

Agreement with Sterling Affiliate

        We have agreements with I/O Data Centers, LLC ("I/O") pursuant to which I/O will provide modular data center solutions to the Company. In 2016, 2015 and 2014, we incurred costs for these agreements of $0.9 million, $0.5 million and $0.5 million, respectively. Mr. Taslitz, one of our directors and a Senior Managing Director of Sterling Partners, is a director of I/O. Messrs. Becker and Taslitz, Sterling Partners and certain of its affiliates own, directly or through investment vehicles, an aggregate of approximately 65% of the outstanding equity in I/O.

Conflicts of Interest Policy

        The Audit Committee reviews all relationships and transactions in which the Company and our directors and executive officers or their immediate family members are participants to determine whether such persons have a direct or indirect material interest in any particular transaction. The Company's legal staff is primarily responsible for the development and implementation of processes and controls to obtain information from the directors and executive officers with respect to related person transactions and for then determining, based on the facts and circumstances, whether the Company or a related person has a direct or indirect material interest in the transaction. The Audit Committee of the board of directors reviews and approves or ratifies any related person transaction that meets this standard. In the course of the Audit Committee's review and approval or ratification of a disclosable related person transaction, the committee considers:

  •
  the nature of the related person's interest in the transaction;

  •
  the material terms of the transaction, including the amount and type of transaction;

  •
  the importance of the transaction to the related person;

  •
  the importance of the transaction to the Company;

  •
  whether the transaction would impair the judgment of a director or executive officer to act in the best interest of the Company; and

  •
  any other matters the committee deems appropriate.

        Any member of the Audit Committee who is a related person with respect to a transaction under review may not participate in the deliberations or vote respecting approval or ratification of the transaction, provided that such director may be counted in determining the presence of a quorum at a meeting of the committee that considers the transaction. The current Wengen Securityholders' Agreement requires approval of six directors for related party transactions having a value of at least $25 million.

Information Regarding the Laureate Board

        Our board of directors consists of 11 persons, seven of whom are designated by Wengen. Until Wengen ceases to own at least 40% of the common equity of Laureate, it is entitled to designate a proportion of the Laureate directors commensurate with its relative economic ownership but Wengen has chosen to limit its designees on the initial board. We intend over the course of the next 12 months to add at least two additional independent directors in order to comply with the corporate governance standards of Nasdaq. Pursuant to the Wengen Securityholders' Agreement, four of Wengen's seven directors shall be selected by KKR, Sterling Capital Partners II, L.P., Bregal and CPV. KKR will be entitled to elect one of Laureate's directors so long as KKR owns at least a number of shares held through or acquired from Wengen in an amount equal to $75 million divided by the per share initial public offering price of the Class A common stock. Mr. Cornog currently serves as the KKR-designated director. Sterling Capital Partners II, L.P. will be entitled to elect one of Laureate's directors so long as Sterling Capital Partners II, L.P., Sterling Capital Partners III, L.P., SP-L Affiliate, LLC, Messrs. Becker and Taslitz and each of their respective affiliates (together the "Sterling Parties") collectively own at least a number of shares held through or acquired from Wengen in an amount equal to $75 million divided by the per share initial public offering price of the Class A common stock. Mr. Taslitz currently serves as the Sterling-designated director. Bregal will be entitled to elect one of Laureate's directors so long as Bregal owns at least a number of shares held through or acquired from Wengen in an amount equal to $75 million divided by the per share initial public offering price of the Class A common stock. Mr. Van Doosselaere currently serves as the Bregal-designated director. CPV will be entitled to elect one of Laureate's directors so long as CPV owns at least a number of shares held through or acquired from Wengen in an amount equal to $75 million divided by the per share initial public offering price of the Class A common stock. Mr. Cohen currently serves as the CPV-designated director. The remaining three Wengen designees to the Laureate board of directors will be selected by the vote of holders of a majority of interests in Wengen and are currently Mr. Carroll, Mr. del Corro and Mr. Snow. Wengen has agreed that so long as Mr. Becker is our Chief Executive Officer it will vote for Mr. Becker as a director. Wengen may decide to change the individuals it is entitled to have elected to our board of directors. The Wengen Securityholders' Agreement does not terminate upon the dissolution of Wengen. See "Certain Relationships and Related Party Transactions, and Director Independence—Agreements with Wengen."

Controlled Company Exception

        Wengen controls a majority of the voting power of our outstanding common stock. As a result, we are a "controlled company" within the meaning of the Nasdaq corporate governance standards. Under the Nasdaq rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a "controlled company" and may elect not to comply with certain Nasdaq corporate governance standards, including:

  •
  the requirement that a majority of the board of directors consist of independent directors;

  •
  the requirement that we have a nominating/corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee's purpose and responsibilities;

  •
  the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee's purpose and responsibilities; and

  •
  the requirement for an annual performance evaluation of the nominating/corporate governance and compensation committees.

        We utilize, and intend to continue to utilize, these exemptions. As a result, we do not and will not have a majority of independent directors, our nominating/corporate governance committee and compensation committee do not and will not consist entirely of independent directors and such committees do not and will not be subject to annual performance evaluations. Accordingly, for so long as we are a "controlled company" our stockholders will not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance requirements.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees and All Other Fees

        The following table shows the fees for audit and other services provided by PricewaterhouseCoopers LLP for 2016 and 2015 (in millions):

(in millions)	2016	2015
Audit Fees	$14.5	$13.0
Audit-Related Fees	1.2	2.0
Tax Fees	0.5	0.9
All Other Fees	0.2	1.0

Total	$16.4	$16.9

Audit Fees

        This category includes fees related to the audit of our annual consolidated financial statements; the review of our quarterly consolidated financial statements; comfort letters, consents, and assistance with and review of documents filed with the SEC; offering memoranda, purchase accounting and other accounting, and financial reporting consultation and research work billed as audit fees or necessary to comply with the standards of the Public Company Accounting Oversight Board (United States).

Audit-Related Fees

        The category consists of fees for audit-related services that are reasonable related to the performance of the audit or review of our consolidated financial statements. Audit-related fees primarily include fees related to service auditor examinations, statutory audits required domestically and internationally, due diligence related to mergers and acquisitions, attest services that are not required by statute or regulation, and consultation concerning financial accounting and reporting standards not classified as audit fees.

Tax Fees

        This category consists of fees for tax compliance, tax advice and tax planning services.

All Other Fees

        This category consists of fees for services that are not included in the above categories.

Audit Committee Pre-approval of Service of Independent Registered Public Accounting Firm

        Our Audit Committee has established a policy to pre-approve all audit and non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services, and other services. Under the policy, our Audit Committee annually reviews and pre-approves services that may be provided by the independent registered public accounting firm for each audit year. The pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. Once pre-approved, the services and pre-approved amounts are monitored against actual charges incurred and modified if appropriate. The Chairperson of the Committee has the authority to pre-approve such services between meetings of our Audit Committee and reports such pre-approvals to our Audit Committee at the next regularly scheduled meeting.

        During 2016, all audit and non-audit services provided by PricewaterhouseCoopers LLP were pre-approved by our Audit Committee or, consistent with the pre-approval policy of our Audit Committee, by the Chairperson of our Audit Committee for inter-meeting pre-approvals.

        In the event the shareholders fail to ratify the appointment, the Audit Committee will consider it a direction to select other auditors for the subsequent year. Even if the selection is ratified, the Audit Committee, in its discretion, may select a new independent registered public accounting firm at any time during the year if it feels that such a change would be in the best interest of Laureate and its shareholders.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
The following documents are filed as part of this report:

(1)
Financial Statements

    See Index to Financial Statements

  (2)
  Financial Statement Schedules

    See Index to Financial Statements

  (3)
  Those exhibits required by Item 601 of Regulation S-K and by paragraph (b) below.

(b)
The following exhibits are filed as part of this Annual Report or, where indicated, were filed and are incorporated by reference:

Exhibit No.		Exhibit Description	Form	File Number	Exhibit Number	Filing Date
2.1	#	Equity Purchase Agreement, dated as of May 10, 2013, by and between Rede Internacional de Universidades Laureate Ltda., and Dra. Labibi Elias Alves da Silva, Prof. Dr. Edevaldo Alves da Silva, Dra. Aidéa Alves da Silva, and Dr. Arnold Fioravante, and Faculdades Metropolitanas Unidas—Associação Educacional in the capacity of intervening and consenting party	S-1/A	333-207243	2.1	11/20/2015
2.2	#	Equity Purchase Agreement, dated as of May 10, 2013, by and between Rede Internacional de Universidades Laureate Ltda., and Dra. Labibi Elias Alves da Silva, Prof. Dr. Edevaldo Alves da Silva and Dr. Arnold Fioravante, and Associação de Cultura e Ensino, in the capacity of intervening and consenting party	S-1/A	333-207243	2.2	11/20/2015
2.3	#	Equity Purchase Agreement, dated as of May 10, 2013, by and between Rede Internacional de Universidades Laureate Ltda., and Dra. Labibi Elias Alves da Silva, and Dr. Eduardo Alves da Silva, Dr. Edson Alves da Silva, and União Educacional de São Paulo, in the capacity of intervening and consenting party	S-1/A	333-207243	2.3	11/20/2015

Exhibit No.		Exhibit Description	Form	File Number	Exhibit Number	Filing Date
2.4	#	Quota Purchase Agreement, dated as of July 11, 2014, by and between Sociedade de Educacao Ritter dos Reis Ltda. and Solon Flores Sant'anna, Darci Sanfelici, Ana Maria Lisboa de Mello, Iron Augusto Muller and, as intervening consenting parties, Sociedade Educacional Sul-Rio-Grandense S/S Ltda., Sociedade Porto-Alegrense de Pesquisa Educacional S/S Ltda., and SFS Assessoria e Consultoria S/S Ltda.	S-1/A	333-207243	2.4	11/20/2015
2.5	#	Sale and Purchase Agreement, dated as of March 15, 2016, by and between Laureate International B.V. and Graduate S.A.	S-1/A	333-207243	2.5	05/20/2016
2.6	#	Share Purchase Agreement, dated as of April 15, 2016, by and between Laureate I B.V. and Insignis.	S-1/A	333-207243	2.6	05/20/2016
3.1		Amended and Restated Certificate of Incorporation	S-1/A	333-207243	3.1	01/31/2017
3.2		Amended and Restated Bylaws	S-1/A	333-207243	3.2	01/31/2017
3.3		Certificate of Designations of Convertible Redeemable Preferred Stock, Series A of Laureate Education, Inc.	S-1/A	333-207243	3.3	12/15/2016
4.1		Senior Indenture, dated July 25, 2012, among Laureate Education, Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee	S-1/A	333-207243	4.1	11/20/2015
4.2		First Supplemental Indenture, dated November 13, 2012, among Laureate Education, Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee	S-1/A	333-207243	4.2	11/20/2015
4.3		Second Supplemental Indenture, dated December 29, 2015, among Laureate Education, Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee	S-4/A	333-208758-13	4.3	01/20/2016
4.4		Third Supplemental Indenture, dated December 30, 2016, among Laureate Education, Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee	S-1/A	333-207243	4.4	01/10/2017
4.5		Form of 9.250% Senior Notes due 2019 (included in Exhibit 4.1)	S-1/A	333-207243	4.1	11/20/2015

Exhibit No.	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.1	Second Amendment to Credit Agreement, dated as of June 16, 2011, among Laureate Education, Inc. and Iniciativas Culturales de España S.L., as borrowers, certain financial institutions listed on the signature pages thereto and Goldman Sachs Credit Partners L.P., as Administrative Agent and Collateral Agent	S-1/A	333-207243	10.1	11/20/2015
10.2	Amended and Restated Credit Agreement dated as of August 17, 2007 and amended and restated as of June 16, 2011, among Laureate Education, Inc. and Iniciativas Culturales de España S.L., as borrowers, the lending institutions from time to time parties thereto, and Citibank, N.A. (as successor to Goldman Sachs Credit Partners L.P.), as Administrative Agent and Collateral Agent	S-1/A	333-207243	10.2	11/20/2015
10.3	First Amendment to Amended and Restated Credit Agreement, dated as of January 18, 2013, entered into by Laureate Education, Inc. and Iniciativas Culturales de España S.L., as borrowers, Citibank, N.A., as successor Administrative Agent and Collateral Agent, and certain financial institutions listed on the signature pages thereto	S-1/A	333-207243	10.3	11/20/2015
10.4	Second Amendment to Amended and Restated Credit Agreement, dated as of April 23, 2013, entered into by Laureate Education, Inc. and Iniciativas Culturales de España S.L., as borrowers, Citibank, N.A., as successor Administrative Agent and Collateral Agent, and certain financial institutions listed on the signature pages thereto	S-1/A	333-207243	10.4	11/20/2015
10.5	Third Amendment to Amended and Restated Credit Agreement, dated as of October 3, 2013, entered into by Laureate Education, Inc. and Iniciativas Culturales de España S.L., as borrowers, Citibank, N.A., as successor Administrative Agent and Collateral Agent, and certain financial institutions listed on the signature pages thereto	S-1/A	333-207243	10.5	11/20/2015

Exhibit No.	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.6	Fourth Amendment to Amended and Restated Credit Agreement and Amendment to the U.S. Obligations Security Agreement and the U.S. Pledge Agreement, dated as of July 7, 2015, entered into by Laureate Education, Inc. and Iniciativas Culturales de España S.L., as borrowers, Citibank, N.A., as successor Administrative Agent and Collateral Agent, the other parties thereto and certain financial institutions listed on the signature pages thereto	S-1/A	333-207243	10.6	11/20/2015
10.7	Joinder Agreement, dated as of December 22, 2011, by and among Bank of Montreal, Chicago Branch, Laureate Education, Inc. and Citibank, N.A., as Administrative Agent and Collateral Agent	S-1/A	333-207243	10.7	11/20/2015
10.8	Joinder Agreement, dated as of December 22, 2011, by and among Morgan Stanley Senior Funding, Inc., Laureate Education, Inc. and Citibank, N.A., as Administrative Agent and Collateral Agent	S-1/A	333-207243	10.8	11/20/2015
10.9	Joinder Agreement, dated as of January 18, 2013, by and among the lenders party thereto, Laureate Education, Inc., as borrower, and Citibank, N.A., as Administrative Agent	S-1/A	333-207243	10.9	11/20/2015
10.10	Joinder Agreement, dated as of April 23, 2013, by and among the lenders party thereto, Laureate Education, Inc., as borrower, and Citibank, N.A., as Administrative Agent	S-1/A	333-207243	10.10	11/20/2015
10.11	Joinder Agreement, dated as of December 16, 2013, by and among lenders party thereto, Laureate Education, Inc., as borrower, and Citibank, N.A., as Administrative Agent	S-1/A	333-207243	10.11	11/20/2015

Exhibit No.	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.12	Guarantee dated as of August 17, 2007, by certain domestic subsidiaries of Laureate Education, Inc., as Guarantors in favor of Goldman Sachs Credit Partners L.P., as Collateral Agent, as supplemented by Supplement No. 1 dated as of April 1, 2009 between LEI Administration, LLC, as the New Guarantor, and Goldman Sachs Credit Partners L.P., as Collateral Agent, as supplemented by Supplement No. 2 dated as of July 15, 2011, between Exeter Street Holdings LLC, as the New Guarantor, and Goldman Sachs Credit Partners L.P., as Collateral Agent	S-1/A	333-207243	10.12	11/20/2015
10.13
	Security Agreement, dated as of August 17, 2007, among Laureate Education, Inc., and certain domestic subsidiaries of Laureate Education, Inc., as Grantors, and Goldman Sachs Credit Partners L.P., as Collateral Agent, as supplemented by Supplement No. 1 dated as of April 1, 2009 between LEI Administration, LLC, as the New Grantor, and Goldman Sachs Credit Partners L.P., as Collateral Agent, as supplemented by Supplement No. 2 dated as of July 15, 2011 between Exeter Street Holdings LLC, as the New Grantor, and Goldman Sachs Credit Partners L.P., as Collateral Agent, as amended by the Fourth Amendment to Amended and Restated Credit Agreement and Amendment to the U.S. Obligations Security Agreement and the U.S. Pledge Agreement, dated as of July 7, 2015	S-1/A	333-207243	10.13	11/20/2015

Exhibit No.	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.14	Pledge Agreement, dated as of August 17, 2007, among Laureate Education, Inc., and certain domestic subsidiaries of Laureate Education, Inc., as Pledgors, and Goldman Sachs Credit Partners L.P., as Collateral Agent, as supplemented by Supplement No. 1 dated as of April 1, 2009 between LEI Administration, LLC, as Additional Pledgor, and Goldman Sachs Credit Partners L.P., as Collateral Agent, as supplemented by Supplement No. 2 dated as of July 15, 2011 between Exeter Street Holdings LLC, as Additional Pledgor, and Goldman Sachs Credit Partners L.P., as Collateral Agent, as amended by the Fourth Amendment to Amended and Restated Credit Agreement and Amendment to the U.S. Obligations Security Agreement and the U.S. Pledge Agreement, dated as of July 7, 2015	S-1/A	333-207243	10.14	11/20/2015
10.15	Amended and Restated Collateral Agreement, dated as of June 16, 2011, among Walden University, LLC, each other subsidiary of Laureate Education, Inc. that becomes a party thereto from time to time, and Goldman Sachs Credit Partners L.P., as Collateral Agent	S-1/A	333-207243	10.15	11/20/2015
10.16	Exchange and Registration Rights Agreement, dated as of July 25, 2012, among Laureate Education, Inc., the guarantors listed on the signature pages thereto and Citigroup Global Markets Inc., J.P. Morgan Securities LLC, Barclays Capital Inc., Credit Suisse Securities (USA) LLC, Goldman, Sachs & Co., KKR Capital Markets LLC and Morgan Stanley & Co. LLC	S-1/A	333-207243	10.16	11/20/2015
10.17	Exchange and Registration Rights Agreement, dated as of November 13, 2012, among Laureate Education, Inc., the guarantors listed on the signature pages thereto and J.P. Morgan Securities LLC, Barclays Capital Inc., Citigroup Global Markets Corp., BMO Capital Markets Corp., Credit Suisse Securities (USA) LLC, Goldman, Sachs & Co., KKR Capital Markets LLC and Morgan Stanley & Co. LLC	S-1/A	333-207243	10.17	11/20/2015

Exhibit No.	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.18	Exchange and Registration Rights Agreement, dated as of December 29, 2015, among Laureate Education, Inc., the guarantors listed on the signature pages thereto and the initial holders listed on the signature pages thereto	S-4/A	333-208758	4.6	01/20/2016
10.19	Foreign Obligations Guarantee, dated as of January 23, 2008, by Rede Internacional de Universidades Laureate, Ltda., as Foreign Obligations Guarantor, in favor of Goldman Sachs Credit Partners L.P., as Collateral Agent under the Credit Agreement for the benefit of the Foreign Obligations Secured Parties	S-1/A	333-207243	10.18	11/20/2015
10.20
	Foreign Obligations Guarantee, dated as of January 23, 2008, by Laureate Education, Inc., ICE Inversiones Brazil, SL, Inversiones en Educacion Limitada, Laureate Education Mexico, S. de R.L. de C.V., Laureate Education Peru, S.R.L., Laureate Honduras S. de R.L. de C.V., Laureate I B.V., Laureate International B.V., Laureate International Costa Rica S.R.L., LIUF, SAS, Online Higher Education, B.V., Laureate Panama, S.A., Laureate Chile Limitada, and Iniciativas Culturales de España S.L., as Foreign Obligations Guarantors, in favor of Goldman Sachs Credit Partners L.P., as Collateral Agent under the Credit Agreement for the benefit of the Foreign Obligations Secured Parties	S-1/A	333-207243	10.19	11/20/2015
10.21	Deed of Pledge of Receivables, dated August 17, 2007, between Goldman Sachs Credit Partners L.P. and Laureate Education, Inc. with respect to interests in Fleet Street International Universities C.V.	S-1/A	333-207243	10.20	11/20/2015
10.22	Deed of Pledge of Receivables, dated September 2011, between Laureate Education, Inc., as Pledgor, and Citibank, N.A., in its capacity as Collateral Agent, as Pledgee, with respect to interests in Fleet Street International Universities C.V.	S-1/A	333-207243	10.21	11/20/2015
10.23	Deed of Pledge of Receivables dated August 17, 2007, between Goldman Sachs Credit Partners L.P. and Laureate Education International Limited, with respect to interests in Fleet Street International Universities C.V.	S-1/A	333-207243	10.22	11/20/2015

Exhibit No.	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.24	Deed of Pledge of Receivables, dated September 30, 2011, between Laureate Education International Limited, as Pledgor, and Citibank, N.A., in its capacity as Collateral Agent, as Pledgee, with respect to interests in Fleet Street International Universities C.V.	S-1/A	333-207243	10.23	11/20/2015
10.25	Deed of Pledge (Laureate I B.V.), dated January 29, 2008, by Iniciativas Culturales de España S.L. in favor of Goldman Sachs Credit Partners L.P., in its capacity as Collateral Agent under the Credit Agreement for the benefit of the Secured Parties	S-1/A	333-207243	10.24	11/20/2015
10.26	Deed of Pledge (Laureate I B.V.), dated September 30, 2011, between Iniciativas Culturales de España S.L., as Pledgor, Citibank, N.A., as Administrative Agent and Collateral Agent under the Credit Agreement for the benefit of the Lenders under the Credit Agreement, as Pledgee, and Laureate I B.V., as the Company	S-1/A	333-207243	10.25	11/20/2015
10.27	Deed of Pledge (Laureate International B.V.), dated January 29, 2008, by Laureate I B.V. in favor of Goldman Sachs Credit Partners L.P., as Administrative Agent and Collateral Agent under the Credit Agreement for the benefit of the Secured Parties	S-1/A	333-207243	10.26	11/20/2015
10.28	Deed of Pledge (Laureate International B.V.), dated September 30, 2011, between Laureate I B.V., as Pledgor, Citibank, N.A., as Administrative Agent and Collateral Agent under the Credit Agreement for the benefit of the Lenders under the Credit Agreement, as Pledgee, and Laureate International B.V., as the Company	S-1/A	333-207243	10.27	11/20/2015

Exhibit No.		Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.29		Deed of Pledge Over Credit Rights Derived from Bank Account, dated March 14, 2008, by Iniciativas Culturales de España S.L. in favor of Goldman Sachs Credit Partners L.P., as Administrative Agent and Collateral Agent under the Credit Agreement for the benefit of the Secured Parties, as amended by that Amendment Agreement in Respect of Pledge Over Credit Rights Derived from Bank Account, dated October 5, 2011, by and between Iniciativas Culturales de España S.L., as Pledgor, Goldman Sachs Credit Partners L.P., as Prior Pledgee, and Citibank, N.A., acting as Administrative Agent and Collateral Agent, as Pledgee	S-1/A	333-207243	10.28	11/20/2015
10.30		Deed of First Priority Pledge Over Credit Rights, dated March 14, 2008, by Iniciativas Culturales de España S.L. in favor of Goldman Sachs Credit Partners L.P., as Administrative Agent and Collateral Agent under the Credit Agreement for the benefit of the Secured Parties, as amended by that Amendment Agreement in Respect of Pledge Over Credit Rights, dated October 5, 2011, by and between Iniciativas Culturales de España S.L., as Pledgor, Goldman Sachs Credit Partners L.P., as Prior Pledgee, and Citibank, N.A., acting as Administrative Agent and Collateral Agent, as Pledgee	S-1/A	333-207243	10.29	11/20/2015
10.31		Deed of Pledge of Participations, dated March 14, 2008, by Iniciativas Culturales de España S.L. in favor of Goldman Sachs Credit Partners L.P., as Administrative Agent and Collateral Agent under the Credit Agreement for the benefit of the Secured Parties, as amended by that Amendment Agreement in Respect of Pledge of Shares, dated October 5, 2011, by and between Iniciativas Culturales de España S.L., as Pledgor, Goldman Sachs Credit Partners L.P., as Prior Pledgee, and Citibank, N.A., acting as Administrative Agent and Collateral Agent, as Pledgee	S-1/A	333-207243	10.30	11/20/2015
10.32	†	2007 Stock Incentive Plan for Key Employees of Laureate Education, Inc. and its Subsidiaries	S-1/A	333-207243	10.31	11/20/2015

Exhibit No.		Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.33	†	2007 Stock Incentive Plan Form of Stock Option Agreement, as amended on August 31, 2010	S-1/A	333-207243	10.32	11/20/2015
10.34	†	Laureate Education, Inc. 2013 Long-Term Incentive Plan, as amended by the First Amendment to the 2013 Long-Term Incentive Plan effective as of September 17, 2015	S-1/A	333-207243	10.33	11/20/2015
10.35	†	2013 Stock Incentive Plan Form of Stock Option Agreement effective as of September 11, 2013	S-1/A	333-207243	10.34	11/20/2015
10.36	†	Laureate Education, Inc. Deferred Compensation Plan, as amended and restated effective January 1, 2009	S-1/A	333-207243	10.35	11/20/2015
10.37	†	Form of Management Stockholder's Agreement for equityholders	S-1/A	333-207243	10.36	11/20/2015
10.38	†	Employment Offer Letter, dated July 6, 2015, between Laureate Education, Inc. and Enderson Guimarães	S-1/A	333-207243	10.37	12/23/2015
10.39	†	Deferred Compensation Letter Agreement, dated August 16, 2007, by and among L Curve Sub Inc., Laureate Education, Inc. and Douglas L. Becker	S-1/A	333-207243	10.38	12/23/2015
10.40	†	Deferred Compensation Letter Agreement, dated December 24, 2015, between Laureate Education, Inc. and Douglas L. Becker	S-4/A	333-208758	10.37	01/20/2016
10.41	†	2nd Amended and Restated Executive Interest Subscription Agreement, dated August 31, 2010, between Wengen Alberta, Limited Partnership and Douglas L. Becker	S-1/A	333-207243	10.39	11/20/2015
10.42	†	Employment Offer Letter, dated July 21, 2008, between Laureate Education, Inc. and Eilif Serck-Hanssen	S-1/A	333-207243	10.40	11/20/2015
10.43	†	Amendment to Employment Offer Letter, dated December 9, 2010, between Laureate Education, Inc. and Eilif Serck-Hanssen	S-1/A	333-207243	10.41	11/20/2015
10.44	†	Time-Based Restricted Stock Agreement, effective August 5, 2008, between Laureate Education, Inc. and Eilif Serck-Hanssen	S-1/A	333-207243	10.42	11/20/2015
10.45	†	Form of Time-Based Restricted Stock Units Agreement, for grants from and after September 11, 2013	S-1/A	333-207243	10.43	11/20/2015

Exhibit No.		Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.46		Support Services Agreement between Santa Fe University of Art and Design, LLC and Laureate Education, Inc. dated October 1, 2014	S-1/A	333-207243	10.44	11/20/2015
10.47		Master Service and Confidentiality Agreement, dated April 28, 2014, by and between Laureate Education, Inc. and Accenture LLP	S-1/A	333-207243	10.45	11/20/2015
10.48	‡	System Wide Master Agreement, dated April 10, 2015, between Blackboard Inc. and Laureate Education, Inc.	S-1/A	333-207243	10.46	11/20/2015
10.49	†	Form of Stockholders' Agreement for Entity-Appointed Directors	S-1/A	333-207243	10.47	11/20/2015
10.50	†	Form of Stockholders' Agreement for Individual Directors	S-1/A	333-207243	10.48	11/20/2015
10.51	†	2013 Stock Incentive Plan Form of Restricted Stock Units Agreement	S-1/A	333-207243	10.49	11/20/2015
10.52	†	2013 Stock Incentive Plan Form of Performance Share Units Agreement	S-1/A	333-207243	10.50	11/20/2015
10.53		Form of Laureate Education, Inc. Note Exchange Agreement dated as of April 15, 2016	S-1/A	333-207243	10.53	05/20/2016
10.54	†	Executive Retention Agreement, dated February 25, 2016, by and between Ricardo Berckemeyer and Laureate Education, Inc., effective as of September 1, 2015	S-1/A	333-207243	10.54	05/20/2016
10.55	†	2013 Long-Term Incentive Plan Form of Performance Share Award Agreement for 2016 for Named Executive Officers	S-1/A	333-207243	10.55	05/20/2016
10.56	†	2013 Long-Term Incentive Plan Form of Performance Share Award Agreement for 2016	S-1/A	333-207243	10.56	05/20/2016
10.57	†	2013 Long-Term Incentive Plan Form of Stock Option Agreement for 2016 for Named Executive Officers	S-1/A	333-207243	10.57	05/20/2016
10.58	†	2013 Long-Term Incentive Plan Form of Stock Option Agreement for 2016	S-1/A	333-207243	10.58	05/20/2016
10.59	†	2013 Long-Term Incentive Plan Form of Restricted Stock Unit Agreement for 2016 for Named Executive Officers	S-1/A	333-207243	10.59	05/20/2016
10.60	†	2013 Long-Term Incentive Plan Form of Restricted Stock Unit Agreement for 2016	S-1/A	333-207243	10.60	05/20/2016

Exhibit No.		Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.61		Fifth Amendment to Amended and Restated Credit Agreement, dated as of June 3, 2016, entered into by Laureate Education, Inc., Iniciativas Culturales de España S.L., Citibank, N.A., as successor Administrative Agent and Collateral Agent, the other parties thereto and certain financial institutions listed on the signature pages thereto	S-1/A	333-207243	10.61	12/15/2016
10.62		Sixth Amendment to Amended and Restated Credit Agreement, dated as of July 7, 2016, entered into by Laureate Education, Inc. and Iniciativas Culturales de España S.L., as borrowers, Citibank, N.A., as successor Administrative Agent and Collateral Agent, the other parties thereto and certain financial institutions listed on the signature pages thereto	S-1/A	333-207243	10.62	12/15/2016
10.63		Subscription Agreement, dated as of December 4, 2016, by and among Laureate Education, Inc., Macquarie Sierra Investment Holdings Inc., and each of the other Persons listed on Schedule A and Schedule B thereto.	S-1/A	333-207243	10.63	12/15/2016
10.64		Form of Registration Rights Agreement by and among Laureate Education, Inc., each of the Investors set forth on Schedule A thereto, Douglas L. Becker and Wengen Alberta, Limited Partnership.	S-1/A	333-207243	10.64	12/15/2016
10.65		Form of Investors' Stockholders Agreement by and among Laureate Education, Inc., Wengen Alberta, Limited Partnership and the Investors set forth on Schedule A thereto.	S-1/A	333-207243	10.65	12/15/2016
10.66	†	First Amendment to the 2013 Long-Term Incentive Plan, effective as of September 15, 2015.	S-1/A	333-207243	10.66	12/15/2016
10.67	†	Second Amendment to the 2013 Long-Term Incentive Plan, effective as of December 14, 2016.	S-1/A	333-207243	10.67	12/15/2016
10.68	†	Deferred Compensation Letter Agreement, dated December 30, 2016, between Laureate Education, Inc. and Douglas L. Becker	S-1/A	333-207243	10.68	01/10/2017
10.69		Exchange and Registration Rights Agreement, dated as of December 30, 2016, among Laureate Education, Inc., the guarantors listed on the signature pages thereto and the initial holders listed on the signature pages thereto	S-1/A	333-207243	10.69	01/10/2017

Exhibit No.		Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.70	†	2013 Long-Term Incentive Plan Form of Restricted Stock Unit Agreement for October 2016	S-1/A	333-207243	10.70	01/10/2017
10.71	†	2013 Long-Term Incentive Plan Form of Performance Share Unit Agreement for Named Executive Officers for October 2016	S-1/A	333-207243	10.71	01/10/2017
10.72	†	2013 Long-Term Incentive Plan Form of Performance Share Unit Agreement for October 2016	S-1/A	333-207243	10.72	01/10/2017
10.73	†	Form of Cash Long-Term Incentive Plan Agreement	S-1/A	333-207243	10.73	01/10/2017
10.74		Amended and Restated Securityholders Agreement by and among Wengen Alberta, Limited Partnership, Laureate Education, Inc. and the other parties thereto	8-K	001-38002	10.1	02/06/2017
10.75		Amended and Restated Registration Rights Agreement by and among Wengen Alberta, Limited Partnership, Wengen Investments Limited, Laureate Education, Inc. and the other parties thereto	8-K	001-38002	10.2	02/06/2017
10.76	*†	Amendment to the 2007 Stock Incentive Plan for Key Employees of Laureate Education, Inc. and its Subsidiaries
21.1	*	List of Subsidiaries of the Registrant
31.1	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	*	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Filed herewith.

#
Laureate Education, Inc. hereby undertakes to furnish supplementally a copy of any omitted schedule or exhibit to such agreement to the U.S. Securities and Exchange Commission upon request.

†
Indicates a management contract or compensatory plan or arrangement.

‡
Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

ITEM 16.    FORM 10-K SUMMARY.

        None.

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAUREATE EDUCATION, INC.
By:	/s/ EILIF SERCK-HANSSEN
	Name:	Eilif Serck-Hanssen
	Title:	President, Chief Administrative Officer and Chief Financial Officer
Date: March 29, 2017
        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ DOUGLAS L. BECKER Douglas L. Becker	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2017
/s/ EILIF SERCK-HANSSEN Eilif Serck-Hanssen	President, Chief Administrative Officer and Chief Financial Officer (Principal Financial Officer)	March 29, 2017
/s/ TAL DARMON Tal Darmon	Senior Vice President, Chief Accounting Officer and Global Controller (Principal Accounting Officer)	March 29, 2017
/s/ BRIAN F. CARROLL Brian F. Carroll	Director	March 29, 2017
/s/ ANDREW B. COHEN Andrew B. Cohen	Director	March 29, 2017
/s/ WILLIAM L. CORNOG William L. Cornog	Director	March 29, 2017
/s/ PEDRO DEL CORRO Pedro del Corro	Director	March 29, 2017

SIGNATURE	TITLE	DATE

/s/ GEORGE MUÑOZ George Muñoz	Director	March 29, 2017
/s/ JUDITH RODIN Judith Rodin	Director	March 29, 2017
/s/ IAN K. SNOW Ian K. Snow	Director	March 29, 2017
/s/ STEVEN M. TASLITZ Steven M. Taslitz	Director	March 29, 2017
/s/ QUENTIN VAN DOOSSELAERE Quentin Van Doosselaere	Director	March 29, 2017
/s/ ROBERT B. ZOELLICK Robert B. Zoellick	Director	March 29, 2017