Form 10-Q
period 2017-03-31
LAUREATE EDUCATION, INC.
filed 2017-05-11
CIK 912766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017
OR
☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to __________.
Commission File Number: 001-38002
Laureate Education, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-1492296
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
650 S. Exeter Street, Baltimore, Maryland	21202
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (410) 843-6100
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ (Do not check if a smaller reporting company)
Smaller reporting company ☐ Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2017
Class A common stock, par value $0.004 per share	35,204,223 shares
Class B common stock, par value $0.004 per share	133,200,256 shares

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

IN THOUSANDS, except per share amounts
For the three months ended March 31,	2017	2016
	(Unaudited)	(Unaudited)
Revenues	$855,933	$906,534
Costs and expenses:
Direct costs	853,232	869,823
General and administrative expenses	65,567	47,868
Operating loss	(62,866)	(11,157)
Interest income	4,694	5,806
Interest expense	(102,633)	(103,769)
Loss on debt extinguishment	(1,515)	—
Gain (loss) on derivatives	12,147	(10,750)
Other income (expense), net	436	(41)
Foreign currency exchange gain, net	2,290	27,682
Loss from continuing operations before income taxes and equity in net loss of affiliates	(147,447)	(92,229)
Income tax benefit (expense)	27,094	(9,958)
Equity in net loss of affiliates, net of tax	—	(259)
Net loss	(120,353)	(102,446)
Net income attributable to noncontrolling interests	(2,454)	(721)
Net loss attributable to Laureate Education, Inc.	$(122,807)	$(103,167)

Accretion of Series A convertible redeemable preferred stock and other redeemable noncontrolling interests and equity	(38,876)	1,514
Net loss available to common stockholders	$(161,683)	(101,653)

Basic and diluted loss per share	$(1.05)	$(0.76)

The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

IN THOUSANDS
For the three months ended March 31,	2017	2016
	(Unaudited)	(Unaudited)
Net loss	$(120,353)	$(102,446)
Other comprehensive income:
Foreign currency translation adjustment, net of tax of $0 for both periods	103,396	28,974
Unrealized gain on derivative instruments, net of tax of $0 for both periods	2,592	1,213
Total other comprehensive income	105,988	30,187
Comprehensive loss	(14,365)	(72,259)
Net comprehensive income attributable to noncontrolling interests	(2,786)	(1,180)
Comprehensive loss attributable to Laureate Education, Inc.	$(17,151)	$(73,439)

The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

IN THOUSANDS, except per share amounts
	March 31, 2017	December 31, 2016
Assets	(Unaudited)
Current assets:
Cash and cash equivalents (includes VIE amounts of $141,549 and $169,074, see Note 2)	$856,306	$464,965
Restricted cash and investments	195,838	189,319
Receivables:
Accounts and notes receivable	752,848	494,646
Other receivables	22,612	23,758
Related party receivables	5,559	6,931
Allowance for doubtful accounts	(189,879)	(190,499)
Receivables, net	591,140	334,836
Income tax receivable	29,231	29,447
Prepaid expenses and other current assets	104,639	97,234
Total current assets (includes VIE amounts of $443,237 and $322,210, see Note 2)	1,777,154	1,115,801
Notes receivable, net	63,105	61,157
Property and equipment:
Land	410,661	396,821
Buildings	1,270,691	1,219,783
Furniture, equipment and software	1,203,822	1,160,350
Leasehold improvements	419,325	399,555
Construction in-progress	88,857	103,205
Accumulated depreciation and amortization	(1,197,632)	(1,128,081)
Property and equipment, net	2,195,724	2,151,633
Land use rights, net	45,382	45,275
Goodwill	2,012,964	1,934,464
Other intangible assets:
Tradenames	1,328,526	1,307,633
Other intangible assets, net	45,840	46,700
Deferred costs, net	60,355	57,748
Deferred income taxes	157,820	142,130
Derivative instruments	21,069	4,464
Other assets	202,652	195,465
Total assets (includes VIE amounts of $1,433,048 and $1,309,113, see Note 2)	$7,910,591	$7,062,470

The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)

IN THOUSANDS, except per share amounts
	March 31, 2017	December 31, 2016
Liabilities and stockholders' equity	(Unaudited)
Current liabilities:
Accounts payable	$92,366	$86,699
Accrued expenses	339,117	368,973
Accrued compensation and benefits	231,505	239,495
Deferred revenue and student deposits	735,826	362,891
Current portion of long-term debt	177,883	178,989
Current portion of due to shareholders of acquired companies	136,766	118,679
Income taxes payable	31,544	30,371
Derivative instruments	2,626	5,218
Other current liabilities	43,889	48,917
Total current liabilities (includes VIE amounts of $439,001 and $320,922, see Note 2)	1,791,522	1,440,232
Long-term debt, less current portion	3,629,815	3,629,375
Due to shareholders of acquired companies, less current portion	83,983	92,269
Deferred compensation	14,263	14,128
Income taxes payable	106,742	135,140
Deferred income taxes	454,841	452,084
Derivative instruments	7,797	7,750
Other long-term liabilities	275,438	270,267
Total liabilities (includes VIE amounts of $550,340 and $424,297, see Note 2)	6,364,401	6,041,245
Series A convertible redeemable preferred stock, par value $0.001 per share – 512 shares authorized, 400 and 343 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	170,096	332,957
Redeemable noncontrolling interests and equity	19,048	23,876
Stockholders' equity:
Preferred stock, par value $0.001 per share – 49,488 shares authorized, no shares issued and outstanding as of March 31, 2017 and December 31, 2016	—	—
Class A common stock, par value $0.004 per share – 700,000 shares authorized, 35,204 shares issued and outstanding as of March 31, 2017 and no shares authorized, issued and outstanding as of December 31, 2016	141	—
Class B common stock, par value $0.004 per share – 175,000 shares authorized, 133,200 shares issued and outstanding as of March 31, 2017 and no shares authorized, issued and outstanding as of December 31, 2016	533	—
Common stock, par value $0.004 per share – no shares authorized, issued and outstanding as of March 31, 2017 and 175,000 shares authorized, 133,376 shares issued and outstanding as of December 31, 2016	—	534
Additional paid-in capital	3,428,638	2,721,432
Accumulated deficit	(1,160,508)	(1,037,701)
Accumulated other comprehensive loss	(946,399)	(1,052,055)
Total Laureate Education, Inc. stockholders' equity	1,322,405	632,210
Noncontrolling interests	34,641	32,182
Total stockholders' equity	1,357,046	664,392
Total liabilities and stockholders' equity	$7,910,591	$7,062,470
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

IN THOUSANDS
For the three months ended March 31,	2017	2016
Cash flows from operating activities	(Unaudited)	(Unaudited)
Net loss	$(120,353)	$(102,446)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	64,514	66,207
Loss on disposal of property and equipment	345	947
(Gain) loss on derivative instruments	(12,267)	9,999
Loss on debt extinguishment	467	—
Non-cash interest expense	12,233	16,478
Non-cash share-based compensation expense	22,388	7,164
Bad debt expense	16,502	25,839
Deferred income taxes	(15,882)	(19,977)
Unrealized foreign currency exchange loss (gain)	1,079	(26,061)
Non-cash loss from non-income tax contingencies	4,037	4,785
Other, net	1,919	1,472
Changes in operating assets and liabilities:
Restricted cash	(3,432)	(3,364)
Receivables	(267,480)	(244,587)
Prepaid expenses and other assets	(43,773)	(27,784)
Accounts payable and accrued expenses	(51,855)	(47,392)
Income tax receivable/payable, net	(8,907)	18,207
Deferred revenue and other liabilities	360,635	231,214
Net cash used in operating activities	(39,830)	(89,299)
Cash flows from investing activities
Purchase of property and equipment	(37,147)	(39,763)
Expenditures for deferred costs	(3,476)	(3,589)
Receipts from sale of property and equipment	126	7,714
Property insurance recoveries	370	—
Payments (to) from related parties	(347)	1,284
Change in restricted cash and investments	(1,114)	(985)
Net cash used in investing activities	(41,588)	(35,339)
Cash flows from financing activities
Proceeds from issuance of long-term debt	6,790	172,144
Payments on long-term debt	(50,335)	(133,079)
Payments of deferred purchase price for acquisitions	(5,315)	(7,443)
Payments to purchase noncontrolling interests	—	(668)
Proceeds from issuance of convertible redeemable preferred stock, net of issuance costs	55,290	—
Payment of dividends to noncontrolling interest holders	—	(89)
Proceeds from initial public offering, net of issuance costs	456,888	—
Proceeds from exercise of stock options	—	245
Withholding of shares to satisfy tax withholding for vested stock awards and exercised stock options	—	(107)
Payments of debt issuance costs and modification fees	(600)	(1,013)
Noncontrolling interest holder's loan to subsidiaries	943	—
Capital contributions from and (distributions to) noncontrolling interest holders	454	(860)
Net cash provided by financing activities	464,115	29,130
Effects of exchange rate changes on cash	8,644	7,325
Change in cash included in current assets held for sale	—	(5,892)
Net change in cash and cash equivalents	391,341	(94,075)
Cash and cash equivalents at beginning of period	464,965	458,673
Cash and cash equivalents at end of period	$856,306	$364,598
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

On February 6, 2017, the Company completed an initial public offering (IPO) of shares of its Class A common stock, a newly established class of the Company’s common stock of which 700,000 shares were authorized, and began trading on the Nasdaq Global Select Market under the symbol ‘‘LAUR’’. The Company sold 35,000 shares of its Class A common stock in the IPO at a price of $14.00 per share, resulting in net proceeds to the Company, after deducting underwriting discounts and commissions and offering expenses payable by us, of $456,888. On January 31, 2017, in connection with our IPO, our Amended and Restated Certificate of Incorporation was accepted for filing by Delaware's Secretary of State, and effective upon such filing, a 4 to 1 reverse stock split for our common stock was consummated and each share of our common stock then outstanding was automatically reclassified into one fourth of one share of Class B Common Stock, a newly established class of the Company’s common stock, with any resulting fractional shares rounded down to the next whole share. These financial statements reflect the reverse stock split.

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, these financial statements include all adjustments considered necessary to present a fair statement of our consolidated results of operations, financial position and cash flows. Operating results for any interim period are not necessarily indicative of the results that may be expected for the full year. These unaudited Consolidated Financial Statements should be read in conjunction with Laureate's audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the 2016 Form 10-K).

Note 2. Significant Accounting Policies

The Variable Interest Entity (VIE) Arrangements

Laureate consolidates in its financial statements certain internationally based educational organizations that do not have shares or other equity ownership interests. Although these educational organizations may be considered not-for-profit entities in their home countries and they are operated in compliance with their respective not-for-profit legal regimes, we believe they do not meet the definition of a not-for-profit entity under GAAP, and we treat them as "for-profit" entities for accounting purposes. These entities generally cannot declare dividends or distribute their net assets to the entities that control them. We believe that we fully comply with all local laws and regulations.
Under ASC Topic 810-10, "Consolidation," we have determined that these institutions are VIEs and that Laureate is the primary beneficiary of these VIEs because we have, as further described herein: (1) the power to direct the activities of the VIEs that most significantly affect their educational and economic performance, and (2) the right to receive economic benefits from contractual and other arrangements with the VIEs that could potentially be significant to the VIEs. We account for the acquisition of the right to control a VIE in accordance with ASC 805, "Business Combinations."

Selected Consolidated Statements of Operations information for these VIEs was as follows:

For the three months ended March 31,	2017	2016
Selected Statements of Operations information:
Revenues, by segment:
LatAm	$63,686	$57,207
EMEAA	66,213	72,335
Revenues	129,899	129,542

Depreciation and amortization	12,823	12,794

Operating (loss) income, by segment:
LatAm	(41,068)	(40,582)
EMEAA	11,875	10,755
Operating loss	(29,193)	(29,827)

Net loss	(20,112)	(29,559)
Net loss attributable to Laureate Education, Inc.	(20,936)	(29,308)

The following table reconciles the Net loss attributable to Laureate Education, Inc. as presented in the table above, to the amounts in our Consolidated Statements of Operations:

For the three months ended March 31,	2017	2016
Net (loss) income attributable to Laureate Education, Inc.:
Variable interest entities	$(20,936)	$(29,308)
Other operations	30,558	48,103
Corporate and eliminations	(132,429)	(121,962)
Net loss attributable to Laureate Education, Inc.	$(122,807)	$(103,167)

The following table presents selected assets and liabilities of the consolidated VIEs. Except for Goodwill, the assets in the table below include the assets that can be used only to settle the obligations for the VIEs. The liabilities in the table are liabilities for which the creditors of the VIEs do not have recourse to the general credit of Laureate.

Selected Consolidated Balance Sheet amounts for these VIEs were as follows:

	March 31, 2017		December 31, 2016
	VIE	Consolidated	VIE	Consolidated
Balance Sheets data:
Cash and cash equivalents	$141,549	$856,306	$169,074	$464,965
Other current assets	301,688	920,848	153,136	650,836
Total current assets	443,237	1,777,154	322,210	1,115,801
Goodwill	185,887	2,012,964	181,669	1,934,464
Tradenames	105,099	1,328,526	104,117	1,307,633
Other intangible assets, net	—	45,840	—	46,700
Other long-term assets	698,825	2,746,107	701,117	2,657,872
Total assets	1,433,048	7,910,591	1,309,113	7,062,470

Total current liabilities	439,001	1,791,522	320,922	1,440,232
Long-term debt and other long-term liabilities	111,339	4,572,879	103,375	4,601,013
Total liabilities	550,340	6,364,401	424,297	6,041,245

Total stockholders' equity	882,708	1,357,046	884,816	664,392
Total stockholders' equity attributable to Laureate Education, Inc.	863,848	1,322,405	866,997	632,210

Recently Issued Accounting Standards Not Yet Adopted

Accounting Standards Update (ASU) No. 2017-04 (ASU 2017-04), Intangibles - Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment

In January 2017, the Financial Accounting Standards Board (FASB) issued ASU 2017-04 in order to simplify the test for goodwill impairment by eliminating Step 2, which measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. Under the amendments in this ASU, an entity should perform its annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. However, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This ASU is effective for Laureate beginning on January 1, 2020 and early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the impact of ASU 2017-04 on our Consolidated Financial Statements and whether we will early adopt this ASU.

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

ASU No. 2014-09, (ASU 2014-09): Revenue from Contracts with Customers (Topic 606)

On May 28, 2014, the FASB issued ASU 2014-09, which supersedes the revenue recognition requirements in Topic 605, ‘‘Revenue Recognition’’ and most industry-specific guidance. The core principle of ASU 2014-09 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB deferred the effective date of ASU 2014-09. The new revenue standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 (January 1, 2018 for Laureate) and allows either a full retrospective adoption to all periods presented or a modified retrospective adoption approach with the cumulative effect of initial application of the revised guidance recognized at the date of initial application. We are in the process of completing our diagnostic assessment and plan to adopt this ASU effective January 1, 2018. We do not expect the adoption of this ASU to result in a significant change to our method of recognizing tuition revenues; however, we are still evaluating other components of revenue. We are also still assessing the adoption alternatives between full retrospective adoption and modified retrospective adoption.

Recently Adopted Accounting Standards

ASU No. 2015-17 (ASU 2015-17), Income Taxes (Topic 740)

In November 2015, the FASB issued ASU 2015-17 as a part of the Simplification Initiative and in response to concerns that the current requirement that entities separate deferred income tax liabilities and assets into current and noncurrent amounts results in little or no benefit to users of the financial statements. The amendments in this ASU aim to simplify this presentation by requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 was effective for Laureate beginning January 1, 2017 and we adopted this guidance on a retrospective basis. Accordingly, as of March 31, 2017 all deferred tax assets and liabilities are classified as noncurrent and we reclassified current deferred tax assets and liabilities of approximately $110,000 and $6,000, respectively, as of December 31, 2016 to noncurrent.

ASU No. 2016-09 (ASU 2016-09), Compensation—Stock compensation (Topic 718): Improvements to Employee Share-based Payment Accounting

On March 30, 2016, the FASB issued ASU 2016-09 as part of its initiative to reduce complexity in accounting standards. The areas for simplification in this ASU involve several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance was effective for Laureate beginning January 1, 2017. Laureate has elected to continue estimating forfeitures when determining the amount of share-based compensation expense to be recognized each period. The Company adopted this standard prospectively in the first quarter of 2017 and it did not have a material impact on our Consolidated Financial Statements.

Note 3. Due to Shareholders of Acquired Companies

The amounts due to shareholders of acquired companies generally arise in connection with Laureate’s acquisition of a majority or all of the ownership interest of these companies. Promissory notes payable to the sellers of acquired companies, referred to as “seller notes,” are commonly used as a means of payment for business acquisitions. Seller note payments are generally classified as Payments of deferred purchase price for acquisitions within financing activities in our Consolidated Statement of Cash Flows. The amounts due to shareholders of acquired companies, currencies, and interest rates applied were as follows:

	March 31, 2017	December 31, 2016	Nominal Currency	Interest Rate %
Faculdades Metropolitanas Unidas Educacionais (FMU)	$108,716	$100,382	BRL	CDI
Universidade Anhembi Morumbi (UAM Brazil)	56,141	52,043	BRL	CDI + 2%
Monash South Africa (MSA)	29,728	27,462	AUD	n/a, 6.75%
University of St. Augustine for Health Sciences, LLC (St. Augustine)	11,550	11,550	USD	7%
Universidad Tecnologica Centroamericana (UNITEC Honduras)	4,871	5,196	HNL	IIBC
CH Holding Netherlands B.V. (CH Holding)	3,712	8,587	USD	n/a
Faculdade-Porto-Alegrense (FAPA)	3,177	2,973	BRL	IGP-M
IADE Group	2,854	2,755	EUR	3%
Total due to shareholders of acquired companies	220,749	210,948
Less: Current portion of due to shareholders of acquired companies	136,766	118,679
Due to shareholders of acquired companies, less current portion	$83,983	$92,269

AUD: Australian Dollar	CDI: Certificados de Depósitos Interbancários (Brazil)
BRL: Brazilian Real	IIBC: Índice de Inflación del Banco Central (Honduras)
EUR: European Euro	IGP-M: General Index of Market Prices (Brazil)
HNL: Honduran Lempira
USD: United States Dollar

Note 4. Business and Geographic Segment Information

Laureate’s educational services are offered through three operating segments: LatAm, EMEAA (as defined below) and GPS. Laureate determines its operating segments based on information utilized by the chief operating decision maker to allocate resources and assess performance.

As previously disclosed in our 2016 Form 10-K, effective March 31, 2017, we combined our previously separate Europe and AMEA segments in order to reflect our belief that we will be able to operate the institutions in those segments more successfully and efficiently under common management. The combined segment is called EMEAA (Europe, Middle East, Africa and Asia Pacific). This change has been reflected in the quarterly segment information beginning in the first quarter of 2017, the period in which the change occurred. As required, the 2016 segment information that is presented for comparative purposes has also been revised to reflect this segment change.

The LatAm segment consists of campus-based institutions and has operations in Brazil, Chile, Costa Rica, Honduras, Mexico, Panama and Peru and has contractual relationships with a licensed institution in Ecuador. The institutions offer an education that emphasizes professional-oriented fields of study with undergraduate and graduate degrees in a wide range of disciplines. The programs at these institutions are mainly campus-based and are primarily focused on local students. In addition, the institutions in our LatAm segment have begun introducing online and hybrid (a combination of online and in-classroom) courses and programs to their curriculum. Brazil and Chile have government-sponsored student financing programs, while in other countries students generally finance their own education.

The EMEAA segment consists of campus-based institutions with operations in the European countries of Cyprus, Germany, Italy, Portugal, Spain and Turkey as well as locations in the Middle East, Africa and Asia Pacific consisting of campus-based institutions with operations in Australia, China, India, Malaysia, Morocco, New Zealand, South Africa and Thailand. Additionally, EMEAA also manages nine licensed institutions in the Kingdom of Saudi Arabia and manages one additional institution in China through a joint venture arrangement. These institutions generate revenues by providing professional-oriented undergraduate and graduate degree programs. Several institutions have begun to introduce online and hybrid programs. Students in the EMEAA segment typically self-finance their education or seek third-party financing programs. In certain markets in the EMEAA segment, such as Australia and to a lesser extent China, Thailand and Malaysia, there are various forms of government-supported student financing programs. In the Kingdom of Saudi Arabia, our students' tuition is fully funded by the government.

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

Intersegment transactions are accounted for in a similar manner as third party transactions and are eliminated in consolidation. The “Corporate” amounts presented in the following tables includes corporate charges that were not allocated to our reportable segments and adjustments to eliminate intersegment items.

We evaluate segment performance based on Adjusted EBITDA, which is a non-GAAP profit measure defined as Income (loss) from continuing operations before income taxes and equity in net income of affiliates, adding back the following items: Foreign currency exchange gain, net, Other income (expense), net, Gain (loss) on derivatives, Loss on debt extinguishment, Interest expense, Interest income, Depreciation and amortization expense, Loss on impairment of assets, Share-based compensation expense and expenses related to our Excellence-in-Process (EiP) initiative. EiP is an enterprise-wide initiative to optimize and standardize Laureate’s processes, creating vertical integration of procurement, information technology, finance, accounting and human resources. It includes the establishment of regional shared services organizations (SSOs) around the world, as well as improvements to the Company's system of internal controls over financial reporting. The increased EiP expenses in the first quarter of 2017 as compared to the first quarter of 2016 relates primarily to severance costs that are predominantly contractual termination benefits recognized in accordance with ASC 712, ‘‘Compensation—Nonretirement Postemployment Benefits.’’

When we review Adjusted EBITDA on a segment basis, we exclude intercompany revenues and expenses, related to network fees and royalties between our segments, which eliminate in consolidation. We use total assets as the measure of assets for reportable segments.

The following tables provide financial information for our reportable segments, including a reconciliation of Adjusted EBITDA to Loss from continuing operations before income taxes and equity in net income of affiliates, as reported in the Consolidated Statements of Operations:

For the three months ended March 31,	2017	2016
Revenues
LatAm	$421,436	$403,898
EMEAA	227,184	244,013
GPS	208,290	260,425
Corporate	(977)	(1,802)
Revenues	$855,933	$906,534
Adjusted EBITDA of reportable segments
LatAm	$(35,788)	$(20,226)
EMEAA	53,449	54,463
GPS	63,604	69,728
Total Adjusted EBITDA of reportable segments	81,265	103,965
Reconciling items:
Corporate	(32,666)	(29,991)
Depreciation and amortization expense	(64,514)	(66,207)
Loss on impairment of assets	—	—
Share-based compensation expense	(22,388)	(7,164)
EiP expenses	(24,563)	(11,760)
Operating loss	(62,866)	(11,157)
Interest income	4,694	5,806
Interest expense	(102,633)	(103,769)
Loss on debt extinguishment	(1,515)	—
Gain (loss) on derivatives	12,147	(10,750)
Other income (expense), net	436	(41)
Foreign currency exchange gain, net	2,290	27,682
Loss from continuing operations before income taxes and equity in net income of affiliates	$(147,447)	$(92,229)

	March 31, 2017	December 31, 2016
Assets
LatAm	$4,284,433	$3,932,679
EMEAA	1,351,464	1,333,297
GPS	1,568,848	1,505,242
Corporate	705,846	291,252
Total assets	$7,910,591	$7,062,470

Note 5. Goodwill

The change in the net carrying amount of Goodwill from December 31, 2016 through March 31, 2017 was composed of the following items:

	LatAm	EMEAA	GPS	Total
Goodwill	$1,313,046	$243,861	$537,452	$2,094,359
Accumulated impairment loss	(77,094)	(63,141)	(19,660)	(159,895)
Balance at December 31, 2016	1,235,952	180,720	517,792	1,934,464
Acquisitions	—	—	—	—
Dispositions	—	—	—	—
Impairments	—	—	—	—
Currency translation adjustments	69,828	8,422	250	78,500
Adjustments to prior acquisitions	—	—	—	—
Balance at March 31, 2017	$1,305,780	$189,142	$518,042	$2,012,964

Note 6. Debt

Outstanding long-term debt was as follows:

	March 31, 2017	December 31, 2016
Senior long-term debt:
Senior Secured Credit Facility (stated maturity dates June 2018, June 2019 and March 2021), net of discount	$1,494,064	$1,497,869
Senior Notes due 2019 (stated maturity date September 2019), net of discount	1,366,440	1,388,036
Total senior long-term debt	2,860,504	2,885,905
Other debt:
Lines of credit	63,449	66,081
Notes payable and other debt	669,129	650,184
Total senior and other debt	3,593,082	3,602,170
Capital lease obligations and sale-leaseback financings	255,320	250,842
Total long-term debt	3,848,402	3,853,012
Less: total unamortized deferred financing costs	40,704	44,648
Less: current portion of long-term debt	177,883	178,989
Long-term debt, less current portion	$3,629,815	$3,629,375

Debt Refinancing

During the second quarter of 2017, the Company completed refinancing transactions that resulted in repayment of the Senior Secured Credit Facility and the commencement of the process to redeem the 9.250% Senior Notes due 2019 (the Senior Notes due 2019) (other than $250,000 in aggregate principal amount of the Senior Notes due 2019 that the Company exchanged on April 21, 2017 for substantially identical but non-redeemable notes issued under a new indenture (the Exchanged Notes)). For further description of the refinancing transactions, see Note 17, Subsequent Events.

Estimated Fair Value of Debt

The estimated fair value of our debt was determined using observable market prices, as the majority of our securities, including the Senior Secured Credit Facility and the Senior Notes due 2019, are traded in a brokered market. The fair value of our remaining debt instruments approximates carrying value based on their terms. As of March 31, 2017 and December 31, 2016, our long-term debt was classified as Level 2 within the fair value hierarchy, based on the frequency and volume of trading in the brokered market. The estimated fair value of our debt was as follows:

	March 31, 2017		December 31, 2016
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Total senior and other debt	$3,593,082	$3,658,354	$3,602,170	$3,632,853

Senior Notes due 2019 - Note Exchange Transaction

On April 15, 2016, Laureate entered into separate, privately negotiated note exchange agreements (the Note Exchange Agreements) with certain existing holders (the Existing Holders) of the outstanding Senior Notes due 2019, pursuant to which we will exchange (the Note Exchange) $250,000 in aggregate principal amount of Senior Notes due 2019 for shares of the Company's Class A common stock. The exchange is to be completed within one year and one day after the consummation of an initial public offering of our common stock that generates gross proceeds of at least $400,000 or 10% of the equity value of the Company (a Qualified Public Offering). As discussed in Note 1, Description of Business, on February 6, 2017, the Company completed an initial public offering of its Class A common stock at a price per share of $14.00 that qualified as a Qualified Public Offering.

The number of shares of Class A common stock issuable will equal 104.625% of the aggregate principal amount of Senior Notes due 2019 to be exchanged, or $261,600, divided by $14.00, the initial public offering price per share of common stock in the Qualified Public Offering. Upon completion of the Note Exchange, the Company shall (i) issue to the Existing Holders 18,683 shares of the Company’s Class A common stock in connection with the Note Exchange and (ii) pay cash to the Exchanging Holders in an amount equal to the interest and special interest accrued with respect to the Exchanged Notes to, but excluding, the date of consummation of the Note Exchange. Shares of the Company’s Class A common stock issued in the Note Exchange have been reserved for issuance by the Company and will be listed on the Nasdaq Global Select Market.

The Note Exchange Agreements also provided that, within 60 days after the consummation of a Qualified Public Offering, at the option of the Existing Holders or their transferees, we would repurchase up to an additional $62,500 aggregate principal amount of Senior Notes due 2019 at the redemption price set forth in Section 3.07 of the indenture governing the Senior Notes due 2019 that is applicable as of the date of pricing of the Qualified Public Offering, plus accrued and unpaid interest and special interest. On March 1, 2017, in accordance with the Note Exchange Agreements, we repurchased Senior Notes due 2019 with an aggregate principal amount of $22,556 at a repurchase price of 104.625% of the aggregate principal amount, for a total payment of $23,599; the difference was recognized as Loss on debt extinguishment along with the portion of unamortized debt issuance costs that were written off.

Certain Covenants

As of March 31, 2017, our senior long-term debt contained certain negative covenants including, among others: (1) limitations on additional indebtedness; (2) limitations on dividends; (3) limitations on asset sales, including the sale of ownership interests in subsidiaries and sale-leaseback transactions; and (4) limitations on liens, guarantees, loans or investments. In connection with the extension of our revolving line of credit facility in July 2015, we are now subject to a Consolidated Senior Secured Debt to Consolidated EBITDA financial maintenance covenant, as defined in the Amended and Restated Credit Agreement, beginning in the third quarter of 2015, unless certain conditions are satisfied. As of March 31, 2017, the conditions were satisfied and, therefore, we were not subject to the financial maintenance covenant. The maximum ratio, as defined, is 5.30x, 4.50x and 3.50x at December 31, 2015, 2016 and 2017, respectively. The ratios as of March 31, 2017 and December 31, 2016 were 2.34x and 2.79x, respectively. In addition, notes payable at some of our locations contain financial maintenance covenants. We are in compliance with our debt covenants.

Note 7. Commitments and Contingencies

Noncontrolling Interest Holder Put Arrangements and Company Call Arrangements

The following section provides a summary table and description of the various noncontrolling interest holder put arrangements that Laureate had outstanding as of March 31, 2017. Laureate has elected to accrete changes in the arrangements’ redemption values over the period from the date of issuance to the earliest redemption date. The redeemable noncontrolling interests are recorded at the greater of the accreted redemption value or the traditional noncontrolling interest. Until the first exercise date, the put instruments' reported values may be lower than the final amounts that will be required to settle the minority put arrangements. As of March 31, 2017, the carrying value of all noncontrolling interest holder put arrangements was $15,844, which includes accreted incremental value of $15,306 in excess of traditional noncontrolling interests.

If the minority put arrangements were all exercisable at March 31, 2017, Laureate would be obligated to pay the noncontrolling interest holders an estimated amount of $15,844, as summarized in the following table:

	Nominal Currency	First Exercisable Date	Estimated Value as of March 31, 2017 redeemable within 12-months:	Reported Value
Noncontrolling interest holder put arrangements
INTI Education Holdings Sdn Bhd (INTI) - 10%	MYR	Current	$9,187	$9,187
Pearl Retail Solutions Private Limited and Creative Arts Education Society (Pearl) - 45%	INR	June 30, 2017	6,599	6,599
Stamford International University (STIU) - Puttable preferred stock of TEDCO	THB	Current	58	58
Total noncontrolling interest holder put arrangements			15,844	15,844
Puttable common stock - currently redeemable	USD	Current	4	4
Puttable common stock - not currently redeemable	USD	*	—	3,200
Total redeemable noncontrolling interests and equity			$15,848	$19,048
* Contingently redeemable

MYR: Malaysian Ringgit
INR: Indian Rupee
THB: Thai Baht

Laureate’s noncontrolling interest put arrangements are specified in agreements with each noncontrolling interest holder. The terms of these agreements determine the measurement of the redemption value of the put options based on a non-GAAP measure of earnings before interest, taxes, depreciation and amortization (EBITDA, or recurring EBITDA), the definition of which varies for each particular contract.

Commitments and contingencies are generally denominated in foreign currencies.

Series A Convertible Redeemable Preferred Stock Offering

As disclosed in our 2016 Form 10-K, on December 4, 2016, we signed a subscription agreement with six investors, including KKR and Snow Phipps, both of which are affiliates of ours, pursuant to which we agreed to issue and sell to those investors an aggregate of 400 shares of a new series of our convertible redeemable preferred stock (the Series A Preferred Stock), consisting of 23 shares of Series A-1 Preferred Stock and 377 shares of Series A-2 Preferred Stock, in a private offering for total net proceeds of approximately $383,000. The closing of this transaction, for 343 shares, occurred on December 20, 2016 and we received net proceeds, after issuance costs, of approximately $328,000. One investor funded a portion of its purchase price for 57 shares, equal to $57,000 (approximately $55,000 net of issuance costs), in January 2017. The issuance costs will be accreted to the carrying value of the Series A Preferred Stock over the five-year redemption period.

The Series A Preferred Stock includes a Beneficial Conversion Feature (BCF) that was contingent on a qualified IPO (as defined in the Certificate of Designations governing the terms of the Series A Preferred Stock), which was consummated on February 6, 2017. Accordingly, during the first quarter of 2017, the Company recorded the BCF at its estimated fair value of $261,794 as a reduction of the carrying value of the Series A Preferred Stock and an increase to Additional Paid-In Capital. Beginning in the first quarter of 2017, the accretion of this BCF reduces net income available to common stockholders in the calculation of earnings per share, as shown in Note 13, Earnings (Loss) Per Share. The BCF will be accreted using a constant yield approach over a one-year period. For the three months ended March 31, 2017, we have recorded total accretion on the Series A Preferred Stock of $39,260, and as of March 31, 2017 the Series A Preferred Stock had a carrying value of $170,096. As of December 31, 2016, prior to the January 2017 funding of purchase price for the additional 57 shares of Series A Preferred Stock, and prior to the IPO and the recording of the IPO-contingent BCF, the Series A Preferred Stock had a carrying value of $332,957.

Other Loss Contingencies

Laureate is subject to legal actions arising in the ordinary course of its business. In management's opinion, we have adequate legal defenses, insurance coverage and/or accrued liabilities with respect to the eventuality of such actions. We do not believe that any settlement would have a material impact on our Consolidated Financial Statements.

Contingent Liabilities for Taxes

As of March 31, 2017 and December 31, 2016, Laureate has recorded cumulative liabilities totaling $67,264 and $67,192, respectively, for taxes other-than-income tax, principally payroll-tax-related uncertainties due to acquisitions of companies primarily in LatAm. The changes in this recorded liability are related to acquisitions, interest and penalty accruals, changes in tax laws, expirations of statutes of limitations, settlements and changes in foreign currency exchange rates. The terms of the statutes of limitations on these contingencies vary but can be up to 10 years. This liability is included in Other long-term liabilities on the Consolidated Balance Sheets. We have also recorded current liabilities for taxes other-than-income tax of $1,477 and $1,896, respectively, as of March 31, 2017 and December 31, 2016, in Other current liabilities on the Consolidated Balance Sheets. The recorded value of contingent liabilities is reduced when they are extinguished or the related statutes of limitations expire.

In addition, as of March 31, 2017 and December 31, 2016, Laureate has recorded cumulative liabilities for income tax contingencies of $104,031 and $103,471, respectively. In addition, we have identified certain tax-related contingencies that we have assessed as being reasonably possible of loss, but not probable of loss, and could have an adverse effect on the Company’s results of operations if the outcomes are unfavorable. In most cases, Laureate has received indemnifications from the former owners and/or noncontrolling interest holders of the acquired businesses for contingencies, and therefore, we do not believe we will sustain an economic loss even if we are required to pay these additional amounts. As of March 31, 2017 and December 31, 2016, indemnification assets primarily related to acquisition contingencies were $97,312 and $97,607, respectively. These indemnification assets primarily covered contingencies for income taxes and taxes other-than-income taxes.

Other Loss Contingencies

Laureate has accrued liabilities for certain civil actions against our institutions that existed prior to our acquisition of these entities. As of March 31, 2017 and December 31, 2016, approximately $21,000 and $18,000, respectively, of pre-acquisition loss contingencies were included in Other long-term liabilities and Other current liabilities on the Consolidated Balance Sheets. Laureate intends to vigorously defend against these lawsuits.

Material Guarantees – Student Financing

Chile

The accredited Chilean institutions in the Laureate network also participate in a government-sponsored student financing program known as Crédito con Aval del Estado (the CAE Program). The CAE Program was formally implemented by the Chilean government in 2006 to promote higher education in Chile for lower socio-economic level students in good academic standing. The CAE Program involves tuition financing and guarantees that are provided by our institutions and the government. As part of the CAE Program, these institutions provide guarantees which result in contingent liabilities to third-party financing institutions, beginning at 90% of the tuition loans made directly to qualified students enrolled through the CAE Program and declining to 60% over time. The guarantees by these institutions are in effect during the period in which the student is enrolled, and the guarantees are assumed entirely by the government upon the student’s graduation. When a student leaves one of Laureate's institutions and enrolls in another CAE-qualified institution, the Laureate institution will remain guarantor of the tuition loans that have been granted up to the date of transfer, and until the student's graduation from a CAE-qualified institution. The maximum potential amount of payments our institutions could be required to make under the CAE Program was approximately $497,000 and $479,000 at March 31, 2017 and December 31, 2016, respectively. This maximum potential amount assumes that all students in the CAE Program do not graduate, so that our guarantee would not be assigned to the government, and that all students default on the full amount of the CAE-qualified loan balances. As of March 31, 2017 and December 31, 2016, we recorded $27,795 and $20,636, respectively, as estimated long-term guarantee liabilities for these obligations.

Material Guarantees – Other

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

In connection with the purchase of FMU on September 12, 2014, Laureate pledged 75% of the acquired shares to third-party lenders as a guarantee of our payment obligations under the loans that financed a portion of the purchase price. Laureate pledged the remaining 25% of the acquired shares to the sellers as a guarantee of our payment obligations under the purchase agreement for the seller notes. In the event that we default on any payment of the loans or seller notes, the purchase agreement provides for a forfeiture of the relevant pledged shares. Upon maturity and payment of the seller notes in September 2017, the shares pledged to the sellers will be pledged to the third-party lenders until full payment of the loans, which mature in April 2021.

Standby Letters of Credit, Surety Bonds and Other Commitments

As of March 31, 2017 and December 31, 2016, Laureate had outstanding letters of credit (LOCs) and surety bonds of approximately $156,600 and $154,400, respectively, which primarily consisted of the items discussed below.

As of both March 31, 2017 and December 31, 2016, we had approximately $105,600 posted as LOCs in favor of the United States Department of Education (DOE). These LOCs were required to allow Walden, Kendall, NewSchool, and St. Augustine to continue participating in the DOE Title IV program. These LOCs are fully collateralized with cash equivalents and certificates of deposit, which are classified as Restricted cash and investments on our March 31, 2017 Consolidated Balance Sheet.

As of March 31, 2017 and December 31, 2016, we had $35,991 and $34,746, respectively, posted as cash-collateralized LOCs related to the Spain Tax Audits. The cash collateral for these LOCs was classified as Restricted cash and investments on our March 31, 2017 Consolidated Balance Sheet.

As part of our normal operations, our insurers issue surety bonds on our behalf, as required by various state education authorities in the United States. We are obligated to reimburse our insurers for any payments made by the insurers under the surety bonds. As of March 31, 2017 and December 31, 2016, the total face amount of these surety bonds was $11,547 and $12,162, respectively. These bonds are fully collateralized with cash, which is classified as Restricted cash and investments on our March 31, 2017 Consolidated Balance Sheet.

In November 2016, in order to continue participating in Prouni, a federal program that offers tax benefits designed to increase higher education participation rates in Brazil, UAM Brazil posted a guarantee in the amount of $15,300. In connection with the issuance of the guarantee, UAM Brazil obtained a non-collateralized surety bond from a third party in order to secure the guarantee. The cost of the surety bond was $1,400, of which half was reimbursed by the former owner of UAM Brazil, and is being amortized over the five-year term. The Company believes that this matter will not have a material impact on our Consolidated Financial Statements.

Note 8. Financing Receivables

Laureate’s financing receivables consist primarily of trade receivables related to student tuition financing programs with an initial term in excess of one year. We have offered long-term financing through the execution of note receivable agreements with students at some of our institutions. Our disclosures include financing receivables that are classified in our Consolidated Balance Sheets as both current and long-term, reported in accordance with ASC 310, “Receivables.”

Laureate’s financing receivables balances were as follows:

	March 31, 2017	December 31, 2016
Financing receivables	$30,444	$29,776
Allowance for doubtful accounts	(8,740)	(9,175)
Financing receivables, net of allowances	$21,704	$20,601

We do not purchase financing receivables in the ordinary course of our business. We may sell certain receivables that are significantly past due. No material amounts of financing receivables were sold during the periods reported herein.

Delinquency is the primary indicator of credit quality for our financing receivables. Receivable balances are considered delinquent when contractual payments on the loan become past due. Delinquent financing receivables are placed on non-accrual status for interest income. The accrual of interest is resumed when the financing receivable becomes contractually current and when collection of all remaining amounts due is reasonably assured. We record an Allowance for doubtful accounts to reduce our financing receivables to their net realizable value. The Allowance for doubtful accounts is based on the age of the receivables, the status of past-due amounts, historical collection trends, current economic conditions, and student enrollment status. Each of our institutions evaluates its balances for potential impairment. We consider impaired loans to be those that are past due one year or greater, and those that are modified as a troubled debt restructuring (TDR). The aging of financing receivables grouped by country portfolio was as follows:

	Chile	Other	Total
As of March 31, 2017
Amounts past due less than one year	$9,121	$982	$10,103
Amounts past due one year or greater	2,903	1,579	4,482
Total past due (on non-accrual status)	12,024	2,561	14,585
Not past due	13,262	2,597	15,859
Total financing receivables	$25,286	$5,158	$30,444

As of December 31, 2016
Amounts past due less than one year	$8,711	$834	$9,545
Amounts past due one year or greater	3,899	1,482	5,381
Total past due (on non-accrual status)	12,610	2,316	14,926
Not past due	11,758	3,092	14,850
Total financing receivables	$24,368	$5,408	$29,776

The following is a rollforward of the Allowance for doubtful accounts related to financing receivables for the three months ended March 31, 2017 and 2016, grouped by country portfolio:

	Chile	Other	Total
Balance at December 31, 2016	$(6,209)	$(2,966)	$(9,175)
Charge-offs	911	27	938
Recoveries	—	(3)	(3)
Reclassifications	—	—	—
Provision	(450)	35	(415)
Currency adjustments	(66)	(19)	(85)
Balance at March 31, 2017	$(5,814)	$(2,926)	$(8,740)

Balance at December 31, 2015	$(7,240)	$(3,336)	$(10,576)
Charge-offs	565	25	590
Recoveries	—	(15)	(15)
Reclassifications	—	65	65
Provision	(241)	244	3
Currency adjustments	(202)	(12)	(214)
Balance at March 31, 2016	$(7,118)	$(3,029)	$(10,147)

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

The number of financing receivable accounts and the pre- and post-modification account balances modified under the terms of a TDR during the three months ended March 31, 2017 and 2016 were as follows:

	Number of Financing Receivable Accounts	Pre-Modification Balance Outstanding	Post-Modification Balance Outstanding
2017	281	$1,169	$1,086
2016	245	$1,220	$1,245

The preceding table represents accounts modified under the terms of a TDR during the three months ended March 31, 2017, whereas the following table represents accounts modified as a TDR between January 1, 2016 and March 31, 2017 that subsequently defaulted during the three months ended March 31, 2017:

	Number of Financing Receivable Accounts	Balance at Default
Total	82	$327

The following table represents accounts modified as a TDR between January 1, 2015 and March 31, 2016 that subsequently defaulted during the three months ended March 31, 2016:

	Number of Financing Receivable Accounts	Balance at Default
Total	138	$414

Note 9. Share-based Compensation

Share-based compensation expense was as follows:

For the three months ended March 31,	2017	2016
Stock options, net of estimated forfeitures	$19,281	$5,155
Restricted stock awards	3,107	1,925
Total non-cash stock compensation	22,388	7,080
Deferred compensation arrangement	—	84
Total	$22,388	$7,164

Stock Option Grant

In connection with the Executive Profits Interests (EPI) agreement, on January 31, 2017, the Company granted to its CEO options (the EPI Options) to purchase 2,773 shares of its Class B common stock. The EPI Options vested upon consummation of the IPO on February 6, 2017. The exercise price of the EPI Options is equal to (i) $17.00 with respect to 50% of the shares of our Class B common stock subject to the EPI Option and (ii) $21.32 with respect to 50% of the shares of our Class B common stock subject to the EPI Option. The EPI Options are exercisable until December 31, 2019. The Company recorded approximately $14,600 of share-based compensation expense for the EPI Options in the first quarter of 2017.

Note 10. Stockholders' Equity

The components of net changes in stockholders' equity were as follows:

	Laureate Education, Inc. Stockholders
	Class A Common Stock		Class B Common Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional paid-in capital	(Accumulated deficit) retained earnings	Accumulated other comprehensive (loss) income	Non-controlling interests	Total stockholders' equity
Balance at December 31, 2016	—	$—	—	$—	133,376	$534	$2,721,432	$(1,037,701)	$(1,052,055)	$32,182	$664,392
Non-cash stock compensation	—	—	—	—	—	—	22,388	—	—	—	22,388
Reclassification of Common stock into Class B common stock on January 31, 2017	—	—	133,376	534	(133,376)	(534)	—	—	—	—	—
Issuance of Class A common stock in initial public offering	35,000	140	—	—	—	—	456,750	—	—	—	456,890
Conversion of Class B shares to Class A shares	204	1	(204)	(1)	—	—	—	—	—	—	—
Vesting of restricted stock and exercise of stock options, net of shares withheld to satisfy tax withholding	—	—	28	—	—	—	—	—	—	—	—
Reclassification to equity upon expiration of put right on share-based awards	—	—	—	—	—	—	5,500	—	—	—	5,500
Dividends to noncontrolling interests	—	—	—	—	—	—	(288)	—	—	—	(288)
Capital contributions from noncontrolling interest holders	—	—	—	—	—	—	—	—	—	454	454
Accretion of redeemable noncontrolling interests and equity	—	—	—	—	—	—	322	—	—	—	322
Accretion of Series A Convertible Redeemable Preferred Stock	—	—	—	—	—	—	(39,260)	—	—	—	(39,260)
Beneficial conversion feature for Series A Convertible Redeemable Preferred Stock	—	—	—	—	—	—	261,794	—	—	—	261,794
Reclassification of redeemable noncontrolling interests and equity	—	—	—	—	—	—	—	—	—	(781)	(781)
Net (loss) income	—	—	—	—	—	—	—	(122,807)	—	2,454	(120,353)
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	—	—	—	—	103,064	332	103,396
Unrealized gain on derivatives, net of tax of $0	—	—	—	—	—	—	—	—	2,592	—	2,592
Balance at March 31, 2017	35,204	$141	133,200	$533	—	$—	$3,428,638	$(1,160,508)	$(946,399)	$34,641	$1,357,046

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (AOCI) in our Consolidated Balance Sheets includes the accumulated translation adjustments arising from translation of foreign subsidiaries' financial statements, the unrealized losses on derivatives designated as cash flow hedges, and the accumulated net gains or losses that are not recognized as components of net periodic benefit cost for our minimum pension liability. The components of these balances were as follows:

	March 31, 2017			December 31, 2016
	Laureate Education, Inc.	Noncontrolling Interests	Total	Laureate Education, Inc.	Noncontrolling Interests	Total
Foreign currency translation loss	$(941,158)	$(1,972)	$(943,130)	$(1,044,222)	$(2,304)	$(1,046,526)
Unrealized losses on derivatives	(2,626)	—	(2,626)	(5,218)	—	(5,218)
Minimum pension liability adjustment	(2,615)	—	(2,615)	(2,615)	—	(2,615)
Accumulated other comprehensive loss	$(946,399)	$(1,972)	$(948,371)	$(1,052,055)	$(2,304)	$(1,054,359)

Note 11. Derivative Instruments

In the normal course of business, our operations are exposed to fluctuations in foreign currency values and interest rate changes. We may seek to control a portion of these risks through a risk management program that includes the use of derivative instruments.

The interest and principal payments for Laureate’s senior long-term debt arrangements are to be paid primarily in USD. Our ability to make debt payments is subject to fluctuations in the value of the USD against foreign currencies, since a majority of our operating cash used to make these payments is generated by subsidiaries with functional currencies other than USD. As part of our overall risk management policies, Laureate has at times entered into foreign currency swap contracts and floating-to-fixed interest rate swap contracts. In addition, we occasionally enter into foreign exchange forward contracts to reduce the earnings impact of other non-functional currency-denominated receivables and payables.

We do not enter into speculative or leveraged transactions, nor do we hold or issue derivatives for trading purposes. We generally intend to hold our derivatives until maturity.

Laureate reports all derivatives at fair value. These contracts are recognized as either assets or liabilities, depending upon the derivative’s fair value. Gains or losses associated with the change in the fair value of these swaps are recognized in our Consolidated Statements of Operations on a current basis over the term of the contracts, unless designated and effective as a hedge. For swaps that are designated and effective as cash flow hedges, gains or losses associated with the change in fair value of the swaps are recognized in our Consolidated Balance Sheets as a component of Accumulated Other Comprehensive Income (AOCI) and amortized into earnings as a component of Interest expense over the term of the related hedged items.

The reported fair values of our derivatives, which are classified in Derivative instruments on our Consolidated Balance Sheets, were as follows:

	March 31, 2017	December 31, 2016
Derivatives designated as hedging instruments:
Current liabilities:
Interest rate swaps	$2,626	$5,218
Derivatives not designated as hedging instruments:
Long-term assets:
Contingent redemption features - Series A Preferred Stock	21,069	4,464
Long-term liabilities:
Cross currency and interest rate swaps	7,473	7,420
Interest rate swaps	324	330
Total derivative instrument assets	$21,069	$4,464
Total derivative instrument liabilities	$10,423	$12,968

Derivatives Designated as Hedging Instruments

Interest Rate Swaps

In September 2011, Laureate entered into two forward interest rate swap agreements with notional amounts of $450,000 and $300,000, respectively. We have designated these derivatives as cash flow hedges. The swaps effectively fix interest rates on existing variable-rate borrowings in order to manage our exposure to future interest rate volatility. Both swaps have an effective date of June 30, 2014 and mature on June 30, 2017. The terms of the swaps require Laureate to pay interest on the basis of fixed rates of 2.61% on the $450,000 notional amount swap and 2.71% on the $300,000 notional amount swap, and receive interest for both swaps on the basis of three-month LIBOR, with a floor of 1.25%. The gain or loss on these swaps is deferred in AOCI and will be reclassified into earnings as a component of Interest expense in the same period during which the hedged forecasted transactions will affect earnings. Laureate determines the effectiveness of these swaps using the hypothetical derivative method. During both the three months ended March 31, 2017 and 2016, the amount of gain or loss recognized in income on the ineffective portion of derivative instruments designated as hedging instruments was $0, as the swaps were 100% effective. During the next three months, the approximately $2,600 remaining in AOCI is expected to be reclassified from AOCI into income. As of March 31, 2017 and December 31, 2016, these interest rate swaps had an estimated fair value of $2,626 and $5,218, respectively.

The table below shows the total recorded unrealized gain (loss) of these swaps in Comprehensive income (loss). The impact of derivative instruments designated as hedging instruments on Comprehensive income (loss), Interest expense and AOCI for the three months ended March 31, 2017 and 2016 were as follows:

	Gain Recognized in Comprehensive Loss (Effective Portion)		Income Statement Location	Loss Reclassified from AOCI to Loss (Effective Portion)
	2017	2016		2017	2016
Interest rate swaps	$2,592	$1,213	Interest expense	$(2,687)	$(2,658)

Derivatives Not Designated as Hedging Instruments

Derivatives related to Series A Preferred Stock Offering

The Company identified several derivatives associated with the issuance of the Series A Preferred Stock as discussed in Note 7, Commitments and Contingencies. The embedded derivatives are related to certain contingent redemption features of the Series A Preferred Stock. As of March 31, 2017 and December 31, 2016, the estimated fair values of these derivatives were assets of $21,069 and $4,464, respectively, and were recorded in Derivative instruments as noncurrent assets on the Consolidated Balance Sheets. During the first quarter of 2017, $4,382 was bifurcated from the carrying value of the Series A Preferred Stock and recorded as derivative assets. The increase in estimated fair value during the three months ended March 31, 2017 of $12,223 was recorded as an unrealized gain on derivatives in the Consolidated Statement of Operations. These derivatives are not designated as hedges for accounting purposes thus the changes in estimated fair value are recognized as a component of earnings.

CLP to Unidad de Fomento (UF) Cross Currency and Interest Rate Swaps

The cross currency and interest rate swap agreements are intended to provide a better correlation between our debt obligations and operating currencies. In 2010, one of our subsidiaries in Chile entered into four cross currency and interest rate swap agreements. One of the swaps matures on December 1, 2024, and the remaining three mature on July 1, 2025 (the CLP to UF cross currency and interest rate swaps). The UF is a Chilean inflation-adjusted unit of account. The four swaps have an aggregate notional amount of approximately $31,000, and convert CLP-denominated, floating-rate debt to fixed-rate UF-denominated debt. The CLP to UF cross currency and interest rate swaps were not designated as hedges for accounting purposes. As of March 31, 2017 and December 31, 2016, these swaps had an estimated fair value of $7,473 and $7,420, respectively, which was recorded in Derivative instruments as a long-term liability.

THINK Interest Rate Swaps

Laureate acquired THINK on December 20, 2013, and financed a portion of the purchase price by borrowing AUD 45,000 (US $34,398 at March 31, 2017) under a syndicated facility agreement in the form of two term loans of AUD 22,500 each. The terms of the syndicated facility agreement required THINK to enter into an interest rate swap within 45 days from the agreement's December 20, 2013 effective date, in order to convert at least 50% of the AUD 45,000 of term loan debt from a variable interest rate based on the BBSY bid rate, an Australia bank rate, to a fixed interest rate. Accordingly, on January 31, 2014, THINK executed an interest rate swap agreement with an original notional amount of AUD 22,500 to satisfy this requirement and converted AUD 22,500 (US $17,199 at March 31, 2017) of the variable rate component of the term loan debt to a fixed interest rate of 3.86%. The notional amount of the swap decreases quarterly based on the terms of the agreement, and the swap matures on December 20, 2018. This interest rate swap was not designated as a hedge for accounting purposes, and had an estimated fair value of $324 and $330 at March 31, 2017 and December 31, 2016, respectively, which was recorded in Derivative instruments as a long-term liability.

Components of the reported Gain (loss) on derivatives not designated as hedging instruments in the Consolidated Statements of Operations were as follows:

	For the three months ended March 31,
	2017	2016
Unrealized Gain (Loss)
Contingent redemption features - Series A Preferred	$12,223	$—
Cross currency and interest rate swaps	18	(9,998)
Interest rate swaps	26	(1)
	12,267	(9,999)
Realized Loss
Cross currency and interest rate swaps	(120)	(703)
Interest rate swaps	—	(48)
	(120)	(751)
Total Gain (Loss)
Contingent redemption features - Series A Preferred	12,223	—
Cross currency and interest rate swaps	(102)	(10,701)
Interest rate swaps	26	(49)
Gain (loss) on derivatives, net	$12,147	$(10,750)

The unrealized loss on derivatives during the three months ended March 31, 2016 was from a deal-contingent forward exchange swap agreement related to the sale of our Swiss and associated institutions. In June 2016 we completed the sale of those institutions and the swap was settled.
Credit Risk and Credit-Risk-Related Contingent Features
Laureate’s derivatives expose us to credit risk to the extent that the counterparty may possibly fail to perform its contractual obligation. The amount of our credit risk exposure is equal to the fair value of the derivative when any of the derivatives are in a net gain position. As of March 31, 2017 and December 31, 2016, the estimated fair values of derivatives in a gain position were $21,069 and $4,464, respectively; however, these derivatives do not expose us to credit risk as they relate to the redemption rights of the holders of the Series A Preferred Stock.

Laureate has limited its credit risk by only entering into derivative transactions with highly rated major financial institutions. We have not entered into collateral agreements with our derivatives' counterparties. At March 31, 2017, one institution which was rated Aa2, two institutions which were rated A1 and one institution which was rated A3 by the global rating agency of Moody's Investors Service accounted for all of Laureate's derivative credit risk exposure.

Laureate's agreements with its derivative counterparties contain a provision under which we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to a default on the indebtedness. As of March 31, 2017 and December 31, 2016, we had not breached any default provisions and had not posted any collateral related to these agreements. If we had breached any of these provisions, we could have been required to settle the obligations under the derivative agreements for an amount that we believe would approximate their estimated fair value of $10,423 as of March 31, 2017 and $12,968 as of December 31, 2016.

Note 12. Income Taxes

Laureate uses the liability method to account for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For interim purposes, we also apply ASC 740-270, "Income Taxes - Interim Reporting."

Laureate's income tax provisions for all periods consist of federal, state and foreign income taxes. The tax provisions for the three months ended March 31, 2017 and 2016 were based on estimated full-year effective tax rates, after giving effect to significant items related specifically to the interim periods, including the mix of income for the period between higher-taxed and lower-taxed jurisdictions. Laureate has operations in multiple countries, many of which have statutory tax rates lower than the United States or are tax-exempt entities, and other operations that are loss-making entities for which it is not more likely than not that a tax benefit will be realized on the loss. Generally, lower tax rates in these foreign jurisdictions along with Laureate’s intent and ability to indefinitely reinvest foreign earnings outside of the United States results in an effective tax rate significantly lower than the statutory rate in the United States. The income tax benefit recorded during the three months ended March 31, 2017 of $27,094 was primarily due to a discrete benefit of approximately $30,000 related to the reversal of income tax withholding on certain intercompany loans that were redesignated from temporary to permanent during the first quarter of 2017.

Note 13. Earnings (Loss) Per Share

As discussed in Note 1, Description of Business, on January 31, 2017 our common stock was reclassified into shares of Class B common stock and, on February 6, 2017, we completed our IPO of Class A common stock. Other than voting rights, the Class B common stock has the same rights as the Class A common stock and therefore both are treated as the same class of stock for purposes of the earnings per share calculation. Laureate computes basic earnings per share (EPS) by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted EPS reflects the potential dilution that would occur if share-based compensation awards/arrangements or contingently issuable shares were exercised or converted into common stock. To calculate the diluted EPS, the basic weighted average number of shares is increased by the dilutive effect of stock options, restricted stock, and other share-based compensation arrangements determined using the treasury stock method.
The following tables summarize the computations of basic and diluted earnings per share:

For the three months ended March 31,	2017	2016
Numerator used in basic and diluted earnings (loss) per common share:
Loss from continuing operations attributable to Laureate Education, Inc.	$(122,807)	$(103,167)
Accretion of redemption value of redeemable noncontrolling interests and equity	5,822	1,363
Adjusted for: accretion related to noncontrolling interests and equity redeemable at fair value	(5,438)	151
Accretion of Series A convertible redeemable preferred stock	(39,260)	—
Subtotal: accretion of Series A convertible redeemable preferred stock and other redeemable noncontrolling interests and equity	(38,876)	1,514
Net loss available to common stockholders	$(161,683)	$(101,653)

Denominator used in basic and diluted earnings (loss) per common share:
Basic and diluted weighted average shares outstanding	154,301	133,278

Basic and diluted loss per share	$(1.05)	$(0.76)
The shares of Class A common stock that would be issued upon completion of the Note Exchange and conversion of the Series A Preferred Stock are not included in the calculation of diluted EPS as the effect would have been antidilutive. The following table summarizes the number of stock options and shares of restricted stock that were excluded from the diluted EPS calculations because the effect would have been antidilutive:

	For the three months ended March 31,
	2017	2016
Stock options	12,296	10,630
Restricted stock	499	269

Note 14. Related Party Transactions

Corporate

Santa Fe University of Arts and Design (SFUAD)

SFUAD is owned by Wengen Alberta, Limited Partnership (Wengen), our controlling stockholder. Laureate is affiliated with SFUAD, but does not own or control it and, accordingly, SFUAD is not included in the financial results of Laureate. On May 18, 2016, SFUAD announced that it had signed an agreement to be acquired by a private education provider with a global network of colleges and universities that focus on art and design education. This agreement was terminated by the parties thereto on March 29, 2017. On April 12, 2017, SFUAD announced that it plans to close after the end of the 2017-2018 academic year and will work with its students on a phased teach-out and transfer process leading up to the graduation of students who are eligible to complete their degrees by May 2018 and appropriate transfer opportunities for other students. The teach-out plan is subject to approval by the Higher Learning Commission (HLC).

Transactions between Laureate and Affiliates, Directors and a Former Executive

During the first quarter of 2017, Laureate made a charitable contribution of $2,000 to the Sylvan Laureate Foundation, a non-profit foundation that supports programs designed to promote education and best practices and principles in teaching. The payment was accrued in prior periods.

An affiliate of one of the Wengen investors acted as a financial adviser in connection with our IPO and we paid this affiliate $1,500 for its services during three months ended March 31, 2017.

During the three months ended March 31, 2017, we made payments of approximately $370 in the aggregate to members of our Board for their services as directors.

During the first quarter of 2017, the Company paid in full a note payable to a former executive of approximately $4,280, which represented the original note payable of $3,771 plus accrued interest. As previously disclosed in our 2016 Form 10-K, the note payable was issued in 2014 in exchange for vested share-based compensation and was payable upon consummation of the IPO.

EMEAA

Morocco

Transactions between Laureate and Noncontrolling Interest Holder of Laureate Somed Education Holding SA (LSEH)

LSEH is 60% owned and consolidated by Laureate and is the entity that operates Université Internationale de Casablanca, our institution in Morocco. The 40% noncontrolling interest holder of LSEH has made loans to LSEH, and as of December 31, 2016, we had a related party payable of $7,936 to the noncontrolling interest holder for the outstanding balance of and accrued interest on these loans, all of which was recorded as current.

During the first quarter of 2017, the maturity dates of three loans made by the noncontrolling interest holder were extended. The first loan was made by the noncontrolling interest holder in December 2013 and the maturity date was extended from December 2016 to December 2018. The second loan was made by the noncontrolling interest holder in March 2015 and the maturity date was extended from September 2016 to September 2019. The third loan was made by the noncontrolling interest holder in June 2015 and the maturity date was extended from December 2016 to December 2018. The total outstanding balance of these three loans, including accrued interest, at the extension date was Moroccan Dirham (MAD) 31,930 (approximately US $3,202 at March 31, 2017). Each of these loans bears an interest rate of 4.5% per annum.

As of March 31, 2017, we had total related party payables of $8,225 to the noncontrolling interest holder of LSEH for the outstanding balance on these loans plus accrued interest, of which $5,030 and $3,195 was recorded as current and noncurrent, respectively.

China

Transactions between China businesses and Noncontrolling Interest Holders of Hunan International Economics University (HIEU)

A portion of real property that HIEU has paid for, including land and buildings, is mortgaged as collateral for corporate loans that the entity controlled by certain noncontrolling interest holders of HIEU has entered into with third-party banks. In December 2013, the noncontrolling interest holders of HIEU signed an agreement with Laureate and committed to: (1) remove all encumbrances on HIEU’s real property no later than September 30, 2014 and (2) cause the entity to complete the transfer of title relating to the encumbered real property to HIEU no later than December 31, 2014. Under the terms of this agreement, the noncontrolling interest holders also agreed to pay any and all transfer taxes, fees and other costs that are required in connection with the removal of the encumbrances and the transfer of titles, which are estimated to be approximately $2,000. As collateral for their performance under the agreement, the noncontrolling interest holders pledged to Laureate their 30% equity interest in the sponsoring entity of HIEU. The noncontrolling interest holders of HIEU have not completed their commitment to remove the encumbrances over the real property or completed the transfer of the real property. Under the terms of the agreement, Laureate has the right to receive the sale proceeds of the noncontrolling interest holders' 30% equity interest, up to the amount owing to it under the equity pledge, in priority to other creditors of the noncontrolling interest holders. On February 22, 2016, certain creditors of the noncontrolling interest holders initiated an enforcement process against the noncontrolling interest holders. The creditors have requested the court to auction a portion of the equity interest of the noncontrolling interest holders. The court auction was originally scheduled for March 2017; however no bids were received at the originally scheduled court auction. A subsequent auction was held but to-date no purchase of the equity interest has been finalized; if no purchase of the equity interest occurs as a result of the subsequent auction then the court is expected to set another auction date. As the registered pledgee, Laureate has the right to receive the sale proceeds of the noncontrolling interest holders' equity interest, up to the amount owing to it under the equity pledge, in priority to other creditors of the noncontrolling interest holders. As of both March 31, 2017 and December 31, 2016, Laureate’s net carrying value of the encumbered real property was approximately $12,000.

South Africa

Transactions between Laureate and Noncontrolling Interest Holder of Monash South Africa (MSA)

During the first quarter of 2017, we received an additional loan from the noncontrolling interest holder of MSA in the amount of $943. The loan matures in January 2026 and bears interest at a rate of 10.5% per annum.

Note 15. Legal and Regulatory Matters

Laureate is subject to legal proceedings arising in the ordinary course of business. In management's opinion, we have adequate legal defenses, insurance coverage, and/or accrued liabilities with respect to the eventuality of these actions. Management believes that any settlement would not have a material impact on Laureate's financial position, results of operations, or cash flows. For further description, see our 2016 Form 10-K. Discussed below are those matters that had material developments during the first quarter of 2017.

Turkish Regulation - Bilgi Annual Audit

The Company previously disclosed in its 2016 Form 10-K that the Turkish Higher Education Council (the YÖK), which regulates Istanbul Bilgi University (Bilgi), a member of the Laureate International Universities network located in Istanbul, Turkey, was conducting its annual audit of Bilgi’s operations (the Annual Audit). On April 18, 2017, Bilgi received from the YÖK the results of the Annual Audit. The Annual Audit report requires, among other things, that (i) with respect to the 2017-2018 academic year, there be a reduction in the quota for the number of new students permitted to be admitted into Bilgi’s degree programs and (ii) Bilgi be reimbursed approximately $29,000 for payments previously made by Bilgi to a subsidiary of the Company for certain management, operational and student services, and intellectual property. The Company and Bilgi believe the charges to Bilgi for these services were at fair value and Bilgi intends to contest the findings of the Annual Audit that they constituted an improper wealth transfer. Demands also are made in the Annual Audit for the return or payment to Bilgi of other amounts involving approximately $8,000.

The Company believes that Bilgi is in compliance with all laws and regulations. Bilgi has a right to appeal and intends to appeal this decision and to demonstrate the validity and value of the services procured from the Company subsidiary. However, as the Company currently consolidates Bilgi under the variable interest entity model, if the Company is unable to provide services under its contracts with Bilgi and receive the economic benefits from those contracts as a result of the determinations in the Annual

Audit, deconsolidation of Bilgi could be required. Deconsolidation, if required, could have a material adverse effect on the Company’s business, financial condition and results of operations, including possible write-off of all or a portion of the Company’s investment in Bilgi and a reduction in operating income. At March 31, 2017 and December 31, 2016, Bilgi had total assets of approximately $95,000 and $83,000, respectively, and total liabilities of $71,000 and $63,000, respectively. Total liabilities include approximately $23,000 and $19,000 of net intercompany liabilities as of March 31, 2017 and December 31, 2016, respectively. During fiscal year 2016, Bilgi generated approximately $106,000 of the Company’s consolidated revenue and approximately $26,000 of the Company’s consolidated operating income and incurred approximately $6,000 of depreciation and amortization expense.

Note 16. Fair Value Measurement

Fair value is defined as the price that would be received to sell an asset or paid to settle a liability in an orderly transaction between market participants at the measurement date. Accounting standards utilize a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels, which are described below:

•	Level 1 – Quoted prices (unadjusted) for identical assets or liabilities in active markets;

•	Level 2 – Observable inputs other than quoted prices that are either directly or indirectly observable for the asset or liability;

•	Level 3 – Unobservable inputs that are supported by little or no market activity.

These levels are not necessarily an indication of the risk of liquidity associated with the financial assets or liabilities disclosed. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement, as required under ASC 820-10, "Fair Value Measurement."

Derivative instruments – Laureate uses derivative instruments as economic hedges for bank debt and interest rate risk. Their values are derived using valuation models commonly used for derivatives. These valuation models require a variety of inputs, including contractual terms, market prices, forward-price yield curves, notional quantities, measures of volatility and correlations of such inputs. Our valuation models also reflect measurements for credit risk. Laureate concluded that the fair values of our derivatives are based on unobservable inputs, or Level 3 assumptions. The significant unobservable input used in the fair value measurement of the Company's derivative instruments is our own credit risk. Holding other inputs constant, a significant increase (decrease) in our own credit risk would result in a significantly lower (higher) fair value measurement for the Company's derivative instruments.

Laureate’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2017 were as follows:

	Total	Level 1	Level 2	Level 3
Assets
Derivative instruments	$21,069	$—	$—	$21,069
Liabilities
Derivative instruments	$10,423	$—	$—	$10,423

Laureate’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2016 were as follows:

	Total	Level 1	Level 2	Level 3
Assets
Derivative instruments	$4,464	$—	$—	$4,464
Liabilities
Derivative instruments	$12,968	$—	$—	$12,968

The changes in our Level 3 Derivative instruments measured at fair value on a recurring basis for the three months ended March 31, 2017 were as follows:

Total Assets (Liabilities)
Balance December 31, 2016	$(8,504)
Gain (loss) included in earnings:
Unrealized gains, net	12,267
Realized losses, net	(120)
Included in other comprehensive income	2,592
Included in issuance of Series A convertible redeemable Preferred Stock	4,382
Settlements	120
Currency translation adjustment	(91)
Balance March 31, 2017	$10,646
Unrealized gain, net relating to liabilities held at March 31, 2017	$12,267

The following table presents quantitative information regarding the significant unobservable inputs utilized in the fair value measurements of the Company's liabilities classified as Level 3 for the three months ended March 31, 2017:

	Fair Value at March 31, 2017	Valuation Technique	Unobservable Input	Range/Input Value
Contingent redemption features - Series A Preferred Stock	$21,069	Monte Carlo Simulation Method	Own Credit Risk	3.85%
Derivative instruments - cross currency and interest rate swaps	$10,423	Discounted Cash Flow	Own Credit Risk	3.85%

Note 17. Subsequent Events

Bilgi Annual Audit

As discussed in Note 15, Legal and Regulatory Matters, on April 18, 2017, Bilgi received from the YÖK the results of the Annual Audit. The Annual Audit report requires, among other things, that Bilgi be reimbursed approximately $29,000 for payments previously made by Bilgi to a subsidiary of the Company for certain management, operational and student services, and intellectual property. The Company currently consolidates Bilgi under the variable interest entity model and deconsolidation of Bilgi could be required if, as a result of the determinations in the Annual Audit, the Company is no longer able to provide services to Bilgi under its contracts and receive economic benefits from those contractual arrangements. The Company believes that Bilgi is in compliance with all laws and regulations. Bilgi intends to appeal the findings of the Annual Audit and intends to demonstrate the validity and value of the services procured from the Company subsidiary.

Refinancing Transactions

On April 26, 2017, we completed an offering of $800,000 aggregate principal amount of 8.250% Senior Notes due 2025 (the Senior Notes due 2025). The Senior Notes due 2025 were issued at par and will mature on May 1, 2025. Interest on the Senior Notes due 2025 is payable semi-annually on May 1 and November 1, and the first interest payment date will be November 1, 2017. The Senior Notes due 2025 are exempt from registration under the Securities Act of 1933, as amended (the ‘‘Securities Act’’) and the holders do not have registration rights. We may redeem the Senior Notes due 2025, in whole or in part, at any time on or after May 1, 2020, at redemption prices starting at 106.188% of the principal amount thereof and decreasing from there each year thereafter until May 1, 2023, plus accrued and unpaid interest. From and after May 1, 2023, we may redeem all or part of the Senior Notes due 2025 at a redemption price of 100%, plus accrued and unpaid interest. We may also redeem up to 40% of the Senior Notes due 2025 using the proceeds of certain equity offerings completed before May 1, 2020, at a redemption price equal to 108.250% of the principal amount thereof, plus accrued and unpaid interest. In addition, at any time prior to May 1, 2020, we may redeem the Senior Notes due 2025, in whole or in part, at a price equal to 100% of the principal amount, plus a ‘‘make-whole’’ premium, plus accrued and unpaid interest.

Substantially concurrently with the issuance of the Senior Notes due 2025, we consummated a refinancing of our existing Senior Secured Credit Facility by means of an amendment and restatement of the existing amended and restated credit agreement (the

New Credit Agreement) to provide a new revolving credit facility of $385,000 maturing in April 2022 and a new syndicated term loan of $1,600,000 maturing in April 2024 (the New Credit Facilities).

Laureate intends to use the net proceeds from the offering of the Senior Notes due 2025, together with a portion of the net proceeds from its IPO and net proceeds from the New Credit Facilities to (i) redeem the Senior Notes due 2019 (other than the Exchanged Notes), (ii) repay the Company’s term loans under its senior secured credit facilities, (iii) repay the seller notes used to partially finance the acquisition of FMU Group, and (iv) pay certain related fees and expenses in connection with the offering of the Senior Notes due 2025.

On April 28, 2017, the Company elected to redeem all of its outstanding Senior Notes due 2019 (other than the Exchanged Notes) on May 31, 2017 (the Redemption Date). On April 21, 2017, the Company exchanged $250,000 in aggregate principal amount of the Senior Notes due 2019 for the Exchanged Notes. The Exchanged Notes are not being redeemed and will remain outstanding following the Redemption Date. The aggregate principal amount outstanding of the Senior Notes due 2019 (excluding the Exchanged Notes) is $1,125,443. The redemption price for the Senior Notes due 2019 being redeemed will be equal to 104.625% of the principal amount thereof, plus accrued and unpaid interest and special interest thereon to the Redemption Date, for an aggregate payment to holders of the Senior Notes due 2019 of $1,205,604.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains ‘‘forward-looking statements’’ within the meaning of the federal securities laws, which involve risks and uncertainties. You can identify forward-looking statements because they contain words such as ‘‘believes,’’ ‘‘expects,’’ ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘seeks,’’ ‘‘approximately,’’ ‘‘intends,’’ ‘‘plans,’’ ‘‘estimates’’ or ‘‘anticipates’’ or similar expressions that concern our strategy, plans or intentions. All statements we make relating to estimated and projected earnings, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. All of these forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those we expected. We derive most of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, including, without limitation, in conjunction with the forward-looking statements included in this Form 10-Q, are disclosed in ‘‘Item 1—Business, Item 1A—Risk Factors’’ of our 2016 Form 10-K and in ‘‘Item 1A—Risk Factors’’ of this Quarterly Report on Form 10-Q. Some of the factors that we believe could affect our results include:
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
• Our ability to generate anticipated savings from our EiP program or our SSOs;
• Our ability to maintain proper and effective internal controls or remediate any of our current material weaknesses necessary to produce accurate financial statements on a timely basis;
• Our focus on a specific public benefit purpose and producing a positive effect for society may negatively influence our financial performance; and
• The future trading prices of our Class A common stock and the impact of any securities analysts’ reports on these prices.

We caution you that the foregoing list of important factors may not contain all of the material factors that are important to you. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this Quarterly Report on Form 10-Q may not in fact occur. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

Introduction

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (the ‘‘MD&A’’) is provided to assist readers of the financial statements in understanding the results of operations, financial condition and cash flows of Laureate Education, Inc. This MD&A should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-Q. Our MD&A is presented in the following sections:

•	Overview

•	Results of Operations

•	Liquidity and Capital Resources

•	Critical Accounting Policies and Estimates

•	Recently Issued Accounting Pronouncements

Overview

Our Business

We are the largest global network of degree-granting higher education institutions. As of March 31, 2017, we had more than one million students enrolled at our 70 institutions in 25 countries on more than 200 campuses, which we collectively refer to as the Laureate International Universities network. We participate in the global higher education market, which was estimated to account for revenues of approximately $1.5 trillion in 2015, according to Global Silicon Valley (GSV). We believe the global higher education market presents an attractive long-term opportunity, primarily because of the large and growing imbalance between the supply and demand for quality higher education around the world. Advanced education opportunities drive higher earnings potential, and we believe the projected growth in the middle class population worldwide and limited government resources dedicated to higher education create substantial opportunities for high-quality private institutions to meet this growing and unmet demand. Our outcomes-driven strategy is focused on enabling millions of students globally to prosper and thrive in the dynamic and evolving knowledge economy.

In 1999, we made our first investment in higher education and, since that time, we have developed into the global leader in higher education, based on the number of students, institutions and countries making up our network. As of March 31, 2017, our global network of 70 institutions comprised 58 institutions we owned or controlled, and an additional 12 institutions that we managed or with which we had other relationships. We have three reporting segments as described below. We group our institutions by geography in Latin America (LatAm) and Europe, Middle East, Africa and Asia Pacific (EMEAA) for reporting purposes. Our Global Products and Services (GPS) segment includes fully online institutions and campus-based institutions in the United States.

Our Segments

As previously disclosed in our 2016 Form 10-K, effective March 31, 2017, we combined our previously separate Europe and AMEA (Asia Pacific, Middle East and Africa) segments in order to reflect our belief that we will be able to operate the institutions in those segments more successfully and efficiently under common management. The combined segment is called EMEAA. This change has been reflected in the quarterly segment information beginning in the first quarter of 2017, the period in which the change occurred. As required, the 2016 segment information that is presented for comparative purposes has also been revised to reflect this segment change.

•
The LatAm segment includes institutions in Brazil, Chile, Costa Rica, Honduras, Mexico, Panama and Peru and has contractual relationships with a licensed institution in Ecuador. The institutions generate revenues by providing an education that emphasizes professional-oriented fields of study with undergraduate and graduate degrees in a wide range of disciplines. The programs at these institutions are mainly campus-based and are primarily focused on local students. In addition, the institutions in our LatAm segment have begun introducing online and hybrid (a combination of online and in-classroom) courses and programs to their curriculum. Brazil and Chile have government-sponsored student financing programs, while in other countries students generally finance their own education.

•
The EMEAA segment includes institutions in the European countries of Cyprus, Germany, Italy, Portugal, Spain and Turkey, as well as locations in the Middle East, Africa and Asia Pacific consisting of campus-based institutions with operations in Australia, China, India, Malaysia, Morocco, New Zealand, South Africa and Thailand. Additionally, EMEAA also manages nine licensed institutions in the Kingdom of Saudi Arabia and manages one additional institution in China through a joint venture arrangement. The institutions generate revenues by providing professional-oriented fields of study with undergraduate and graduate degree programs in a wide variety of disciplines. The programs at these institutions are mainly campus-based, but several institutions have begun to introduce online and hybrid programs.

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

The following information for our operating segments is presented as of March 31, 2017:

	LatAm	EMEAA	GPS	Total
Countries	8	15	2	25
Institutions (1)	29	34	7	70
Enrollment	867,700	146,300	71,100	1,085,100

2017 YTD Revenues ($ in millions) (2)	$421.4	$227.2	$208.3	$855.9
% Contribution to 2017 YTD Revenues (2)	49%	27%	24%	100%

(1) Effective April 4, 2017, the University of Technology & Management (UTM) in India, which is included in the EMEAA segment and had approximately 400 students as of March 31, 2017, is no longer part of the Laureate International Universities network.
(2) The elimination of inter-segment revenues and amounts related to Corporate, which total $1.0 million, is not separately presented.

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
Regulatory Environment and Other Matters
Our business is subject to regulation by various agencies based on the requirements of local jurisdictions. These agencies continue to review and update regulations as they deem necessary. We cannot predict the form of the rules that ultimately may be adopted in the future or what effects they might have on our business, financial condition, results of operations and cash flows. We will continue to develop and implement necessary changes that enable us to comply with such regulations. For a detailed discussion of our different regulatory environments, see ‘‘Risk Factors—Risks Relating to Our Business—Political and regulatory developments in Chile may materially adversely affect our operations,’’ and ‘‘Item 1—Business—Industry Regulation,’’ in our 2016 Form 10-K, and ‘‘Item 1A—Risk Factors’’ of this Quarterly Report on Form 10-Q.

Key Business Metrics

Enrollment

Enrollment is our lead revenue indicator and represents our most important non-financial metric. We define ‘‘enrollment’’ as the number of students registered in a course on the last day of the enrollment reporting period. New enrollments provide an indication of future revenue trends. Total enrollment is a function of continuing student enrollments, new student enrollments and enrollments from acquisitions, offset by graduations, attrition and enrollment decreases due to dispositions. Attrition is defined as a student leaving the institution before completion of the program. To minimize attrition, we have implemented programs that involve assisting students in remedial education, mentoring, counseling and student financing.

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

The following chart shows our enrollment cycles. Shaded areas in the chart represent periods when classes are generally in session and revenues are recognized. Areas that are not shaded represent summer breaks during which revenues are not typically recognized. The large circles indicate the Primary Intake start dates of our institutions, and the small circles represent Secondary Intake start dates.

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

Factors Affecting Comparability

Acquisitions

Our past experiences provide us with the expertise to further our mission of providing high-quality, accessible and affordable higher education to students by expanding into new markets, primarily through acquisitions. Acquisitions affect the comparability of our financial statements from period to period. Acquisitions completed during one period impact comparability to a prior period in which we did not own the acquired entity. Therefore, changes related to such entities are considered "incremental impact of acquisitions" for the first 12 months of our ownership. We made no acquisitions in 2016 or the first quarter of 2017 and acquisitions had no impact on the comparability of the 2017 and 2016 periods presented.

Dispositions

Certain strategic initiatives may include the sale of institutions such as the 2016 sales of our Swiss and French institutions. In June 2016, we completed the sale of our Swiss and associated institutions for total net proceeds of approximately $339 million, and in July 2016 we completed the sale of our French institutions for total net proceeds of approximately $207 million. Such dispositions affect the comparability of our financial statements from period to period. Dispositions completed during one period impact comparability to a prior period in which we owned the divested entity. Therefore, changes related to such entities are considered "incremental impact of dispositions" for the first 12 months subsequent to the disposition.

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

Results of Operations

The following discussion of the results of our operations is organized as follows:

•	Summary Comparison of Consolidated Results

•	Non-GAAP Financial Measure

•	Segment Results

Comparison of Consolidated Results for the Three Months Ended March 31, 2017 and 2016

			% Change
			Better/(Worse)
(in millions)	2017	2016	2017 vs. 2016
Revenues	$855.9	$906.5	(6)%
Direct costs	853.2	869.8	2%
General and administrative expenses	65.6	47.9	(37)%
Operating loss	(62.9)	(11.2)	nm
Interest expense, net of interest income	(97.9)	(98.0)	—%
Other non-operating income	13.4	16.9	(21)%
Loss from continuing operations before income taxes and equity in net loss of affiliates	(147.4)	(92.2)	(60)%
Income tax benefit (expense)	27.1	(10.0)	nm
Equity in net loss of affiliates, net of tax	—	(0.3)	nm
Net loss	(120.4)	(102.4)	(18)%
Net income attributable to noncontrolling interests	(2.5)	(0.7)	nm
Net loss attributable to Laureate Education, Inc.	$(122.8)	$(103.2)	(19)%
nm - percentage changes not meaningful

Comparison of Consolidated Results for the Three Months Ended March 31, 2017 to the Three Months Ended March 31, 2016
Revenues decreased by $50.6 million to $855.9 million for the three months ended March 31, 2017 (the 2017 fiscal quarter) from $906.5 million for the three months ended March 31, 2016 (the 2016 fiscal quarter). This revenue decrease was driven by the incremental impact of dispositions in 2016, which reduced revenues by $75.1 million, and the effect of a net change in foreign currency exchange rates, which decreased revenues by $3.3 million. Partially offsetting these decreases in revenues was the increased average total enrollment at a majority of our institutions, which increased revenues by $21.1 million. The effect of changes in tuition rates and enrollments in programs at varying price points ("product mix"), pricing and timing resulted in a $5.9 million increase in revenues compared to the 2016 fiscal quarter. This increase in product mix, pricing and timing is net of a negative impact to revenues in Peru of approximately $11.5 million that occurred as a result of class disruptions at our three Peruvian institutions during a period of heavy rains and floods. The disrupted classes have resumed and are expected to be completed by the end of the third quarter. Other Corporate and Elimination changes accounted for an increase in revenues of $0.8 million.
Direct costs and general and administrative expenses combined increased by $1.1 million to $918.8 million for the 2017 fiscal quarter from $917.7 million for the 2016 fiscal quarter. This increase in direct costs was driven by the result of overall higher average total enrollments and expanded operations, which increased direct costs by $14.1 million, and the effect of a net change in foreign currency exchange rates, which increased direct costs by $18.9 million for the 2017 fiscal quarter compared to the 2016 fiscal quarter. For the 2017 fiscal quarter, share-based compensation expense and EiP implementation expense also increased direct costs by $28.0 million. Offsetting these direct cost increases was the incremental impact of dispositions, which decreased costs by $61.5 million in the 2017 fiscal quarter. Other Corporate and Eliminations expenses accounted for an increase in costs of $3.5 million in the 2017 fiscal quarter.
Acquisition-contingent liabilities for taxes other than income tax, net of changes in recorded indemnification assets increased direct costs by $4.0 million in the 2017 fiscal quarter and by $5.9 million in the 2016 fiscal quarter, decreasing net expenses by $1.9 million in 2017 compared to 2016.
Operating loss increased by $51.7 million to $62.9 million for the 2017 fiscal quarter from $11.2 million for the 2016 fiscal quarter. The increase in operating loss was the result of increased operating loss in our LatAm segment and a 2017 operating loss at our Corporate segment, combined with decreased operating income in our EMEAA and GPS segments.
Interest expense, net of interest income decreased by $0.1 million to $97.9 million for the 2017 fiscal quarter from $98.0 million for the 2016 fiscal quarter. The decrease in interest expense was primarily attributable to lower average debt balances outstanding, partially offset by higher interest rates on our outstanding debt balances during the 2017 fiscal quarter.
Other non-operating income decreased by $3.5 million to $13.4 million for the 2017 fiscal quarter from $16.9 million for the 2016 fiscal quarter. This decrease was primarily attributable to a decreased gain on foreign currency exchange in the 2017 fiscal quarter compared to the 2016 fiscal quarter of $25.4 million, combined with a loss on debt extinguishment recognized in the 2017 fiscal quarter of $1.5 million. These decreases were partially offset by a gain on derivative instruments in the 2017 fiscal quarter compared to a loss in the 2016 fiscal quarter for a change of $22.9 million and an increase in other non-operating income of $0.5 million in the 2017 fiscal quarter compared to the 2016 fiscal quarter.
Income tax benefit (expense) decreased by $37.1 million to benefit of $27.1 million for the 2017 fiscal quarter from an expense of $10.0 million for the 2016 fiscal quarter. This decrease in expense was primarily due to management's decision to redesignate certain intercompany loans from temporary to permanent, which caused a discrete benefit of approximately $30.0 million during the 2017 fiscal quarter, as well as changes in the mix of pre-tax book income attributable to taxable and non-taxable entities in various taxing jurisdictions.
Net income attributable to noncontrolling interests increased by $1.8 million to $2.5 million for the 2017 fiscal quarter from $0.7 million for the 2016 fiscal quarter, which was primarily related to increased net income at our joint venture in Dubai, combined with net income at Pearl in India and HIEU in China in the 2017 fiscal quarter, compared to net losses in the 2016 fiscal quarter. These increases were partially offset by a decrease related to the acquisition of the remaining noncontrolling interest in St. Augustine in the U.S. in 2016.
Non-GAAP Financial Measure

We define Adjusted EBITDA as net income (loss), before equity in net (income) loss of affiliates, net of tax, income tax expense (benefit), foreign currency exchange (gain) loss, net, other (income) expense, net, loss (gain) on derivatives, loss on debt extinguishment, interest expense and interest income, plus depreciation and amortization, share-based compensation expense, loss on impairment of assets and expenses related to implementation of our EiP initiative. When we review Adjusted EBITDA on a segment basis, we exclude inter-segment revenues and expenses that eliminate in consolidation. Adjusted EBITDA is used in addition to and in conjunction with results presented in accordance with GAAP and should not be relied upon to the exclusion of GAAP financial measures.

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

The following table presents Adjusted EBITDA and reconciles net loss to Adjusted EBITDA for the three months ended March 31, 2017 and 2016:

			% Change
			Better/(Worse)
(in millions)	2017	2016	2017 v 2016
Net loss	$(120.4)	$(102.4)	(18)%
Plus:
Equity in net loss of affiliates, net of tax	—	0.3	nm
Income tax (benefit) expense	(27.1)	10.0	nm
Loss from continuing operations before income taxes and equity in net loss of affiliates	(147.4)	(92.2)	(60)%
Plus:
Foreign currency exchange gain, net	(2.3)	(27.7)	(92)%
Other income, net	(0.4)	—	nm
(Gain) loss on derivatives	(12.1)	10.8	nm
Loss on debt extinguishment	1.5	—	nm
Interest expense	102.6	103.8	1%
Interest income	(4.7)	(5.8)	(19)%
Operating loss	(62.9)	(11.2)	nm
Plus:
Depreciation and amortization	64.5	66.2	3%
EBITDA	1.6	55.0	(97)%
Plus:
Share-based compensation expense (a)	22.4	7.2	nm
Loss on impairment of assets	—	—	nm
EiP implementation expenses (b)	24.6	11.8	(108)%
Adjusted EBITDA	$48.6	$74.0	(34)%
nm - percentage changes not meaningful

(a) Represents non-cash, share-based compensation expense pursuant to the provisions of ASC Topic 718.
(b) EiP implementation expenses are related to our enterprise-wide initiative to optimize and standardize our processes, creating vertical integration of procurement, information technology, finance, accounting and human resources. The first wave of EiP, which began in 2014, is expected to be substantially completed by 2017 and includes the establishment of regional SSOs around the world, as well as improvements to our system of internal controls over financial reporting. Given the success of the first wave of EiP, we now anticipate expanding the initiative into other back- and mid-office areas in order to generate additional efficiencies and create a more efficient organizational structure.

Comparison of Depreciation and Amortization, Share-based Compensation and EiP Implementation Expenses for the Three Months Ended March 31, 2017 to the Three Months Ended March 31, 2016
Depreciation and amortization decreased by $1.7 million to $64.5 million for the 2017 fiscal quarter from $66.2 million for the 2016 fiscal quarter. The incremental impact of dispositions decreased depreciation and amortization expense by $3.3 million. The effects of foreign currency exchange increased depreciation and amortization expense by $1.4 million for the 2017 fiscal quarter compared to the 2016 fiscal quarter. New capital expenditures accounted for an increase in depreciation expense of $0.6 million. Other items accounted for a decrease in amortization expense of $0.4 million.

Share-based compensation expense increased by $15.2 million to $22.4 million for the 2017 fiscal quarter from $7.2 million for the 2016 fiscal quarter. The increase is primarily attributable to stock options that were granted to the Company’s CEO under the Executive Profits Interests (EPI) agreement. The EPI options vested upon consummation of the IPO on February 6, 2017, resulting in additional share-based compensation expense of $14.6 million during the 2017 fiscal quarter.

EiP implementation expenses increased by $12.8 million to $24.6 million for the 2017 fiscal quarter from $11.8 million for the 2016 fiscal quarter. The EiP expenses are related to an enterprise-wide initiative to optimize and standardize our processes, creating vertical integration of procurement, information technology, financing, accounting and human resources. The increase in the 2017 fiscal quarter relates primarily to severance costs that are predominantly contractual termination benefits recognized in accordance with ASC 712, ‘‘Compensation—Nonretirement Postemployment Benefits.’’ EiP also includes the establishment of regional SSOs around the world, as well as improvements to our system of internal controls over financial reporting.

Segment Results

We have three operating segments: LatAm, EMEAA and GPS. For purposes of the following comparison of results discussion, "segment direct costs" represent direct costs by segment as they are included in Adjusted EBITDA, such that depreciation and amortization expense, loss on impairment of assets, share-based compensation expense and our EiP implementation expenses have been excluded. In the segment tables presented below, total segment direct costs are segregated into instructional and services and marketing and promotional expenses. For a further description of our segments, see "Overview."

The following table, derived from our consolidated financial statements, presents selected financial information of our segments for the three months ended March 31, 2017 and 2016:

			% Change
			Better/(Worse)
(in millions)	2017	2016	2017 vs. 2016
Revenues:
LatAm	$421.4	$403.9	4%
EMEAA	227.2	244.0	(7)%
GPS	208.3	260.4	(20)%
Corporate	(1.0)	(1.8)	44%
Consolidated Total Revenues	$855.9	$906.5	(6)%
Adjusted EBITDA:
LatAm	$(35.8)	$(20.2)	(77)%
EMEAA	53.4	54.5	(2)%
GPS	63.6	69.7	(9)%
Corporate	(32.7)	(30.0)	(9)%
Consolidated Total Adjusted EBITDA	$48.6	$74.0	(34)%

LatAm

Operating results for our LatAm segment for the three months ended March 31, 2017 and 2016 were as follows:

			% Change
			Better/(Worse)
(in millions)	2017	2016	2017 vs. 2016
Segment revenues	$421.4	$403.9	4%
Segment direct costs:
Instructional and services	427.8	397.6	(8)%
Marketing and promotional	29.4	26.5	(11)%
Adjusted EBITDA	$(35.8)	$(20.2)	(77)%
Comparison of LatAm Results for the Three Months Ended March 31, 2017 to the Three Months Ended March 31, 2016
LatAm segment revenues for the 2017 fiscal quarter increased by $17.5 million to $421.4 million, compared to the 2016 fiscal quarter. Organic enrollment increased during the 2017 fiscal quarter by 3% for this segment, increasing revenues by $13.7 million compared to the 2016 fiscal quarter. Our LatAm segment operates in several countries and is subject to the effects of foreign currency exchange rates in each of those countries. For the 2017 fiscal quarter, the effects of currency translations increased revenues by $7.0 million, primarily due to the strengthening of the Brazilian Real, the Chilean Peso and the Peruvian Nuevo Sol partially offset by the weakening of the Mexican Peso relative to the USD. The effects of product mix, pricing and timing resulted in a $3.2 million decrease in revenues compared to the 2016 fiscal quarter; this decrease includes a negative impact to revenues in Peru of approximately $11.5 million that occurred as a result of class disruptions at our three Peruvian institutions during a period of heavy rains and floods. The disrupted classes have resumed and are expected to be completed by the end of the third quarter. LatAm revenues represented 49% of our total revenues for the 2017 fiscal quarter compared to 45% for the 2016 fiscal quarter.

LatAm segment direct costs increased by $33.1 million to $457.2 million, or 108% of LatAm revenues for the 2017 fiscal quarter, compared to $424.1 million, or 105% of LatAm revenues for the 2016 fiscal quarter. The effects of currency translations increased expenses by $23.1 million, primarily due to the strengthening of the Brazilian Real, the Chilean Peso and the Peruvian Nuevo Sol partially offset by the weakening of the Mexican Peso relative to the USD. Higher enrollments and expanded operations at our LatAm institutions increased direct costs by $11.9 million in the 2017 fiscal quarter compared to the 2016 fiscal quarter due to increased labor costs to service the enrollment growth, increased compliance costs to address regulatory changes and increased direct costs associated with the growth in the LatAm segment during 2017. Acquisition-contingent liabilities for taxes other than income tax, net of changes in recorded indemnification assets, decreased expenses by $1.9 million for the 2017 fiscal quarter compared to the 2016 fiscal quarter.
LatAm segment Adjusted EBITDA decreased by $15.6 million to $(35.8) million in the 2017 fiscal quarter from $(20.2) million in the 2016 fiscal quarter, as described above.
EMEAA
Operating results for our EMEAA segment for the three months ended March 31, 2017 and 2016 were as follows:

			% Change
			Better/(Worse)
(in millions)	2017	2016	2017 vs. 2016
Segment revenues	$227.2	$244.0	(7)%
Segment direct costs:
Instructional and services	160.8	173.7	7%
Marketing and promotional	13.0	15.8	18%
Adjusted EBITDA	$53.4	$54.5	(2)%

Comparison of EMEAA Results for the Three Months Ended March 31, 2017 to the Three Months Ended March 31, 2016

EMEAA segment revenues for the 2017 fiscal quarter decreased by $16.8 million to $227.2 million, compared to the 2016 fiscal quarter. In the 2017 fiscal quarter, the incremental impact of dispositions decreased revenues by $23.3 million. The segment operates in several countries and is subject to the effects of foreign currency exchange rates in each of those countries. For the 2017 fiscal quarter, the effects of currency translations decreased revenues by $9.8 million due to the weakening of the Turkish Lira, the Euro, the Malaysian Ringgit and the Chinese Renminbi partially offset by the strengthening of the Australian Dollar and the South African Rand relative to the USD. On average, organic enrollment excluding dispositions increased during the 2017 fiscal quarter by 6% for this segment, increasing revenues by $14.3 million compared to the 2016 fiscal quarter. The effects of product mix, pricing and timing resulted in a $2.0 million increase in revenues for the 2017 fiscal quarter compared to the 2016 fiscal quarter. EMEAA revenues represented 27% of our total revenues for the 2017 and the 2016 fiscal quarters.

EMEAA segment direct costs decreased by $15.7 million to $173.8 million, or 76% of EMEAA revenues for the 2017 fiscal quarter, compared to $189.5 million, or 78% of EMEAA revenues for the 2016 fiscal quarter. In the 2017 fiscal quarter, the incremental impact of dispositions decreased direct costs by $20.6 million. The effects of currency translations decreased expenses by $5.1 million due to the weakening of the Turkish Lira, the Euro, the Malaysian Ringgit and the Chinese Renminbi partially offset by the strengthening of the Australian Dollar and the South African Rand relative to the USD. Higher enrollments and expanded operations at our institutions in the EMEAA segment increased direct costs by $10.0 million in the 2017 fiscal quarter compared to the 2016 fiscal quarter, driven primarily by increased labor costs and student support activities to service the enrollment growth experienced during the 2017 fiscal quarter.

EMEAA segment Adjusted EBITDA decreased by $1.1 million to $53.4 million in the 2017 fiscal quarter, from $54.5 million in the 2016 fiscal quarter, as described above.

GPS

Operating results for our GPS segment for the three months ended March 31, 2017 and 2016 were as follows:

			% Change
			Better/(Worse)
(in millions)	2017	2016	2017 vs. 2016
Segment revenues	$208.3	$260.4	(20)%
Segment direct costs:
Instructional and services	114.3	154.2	26%
Marketing and promotional	30.4	36.5	17%
Adjusted EBITDA	$63.6	$69.7	(9)%
Comparison of GPS Results for the Three Months Ended March 31, 2017 to the Three Months Ended March 31, 2016
GPS segment revenues for the 2017 fiscal quarter decreased by $52.1 million to $208.3 million, compared to the 2016 fiscal quarter. In the 2017 fiscal quarter, the incremental impact of dispositions decreased revenues by $51.8 million. On average, organic enrollment excluding dispositions decreased during the 2017 fiscal quarter by 5%, decreasing revenues by $6.9 million compared to the 2016 fiscal quarter. For the 2017 fiscal quarter, the effect of currency translations decreased revenues by $0.5 million, due to the weakening of the Euro relative to the USD. The effects of product mix, pricing and timing resulted in a $7.1 million increase in revenues compared to the 2016 fiscal quarter. GPS segment revenues represented 24% of our total revenues for the 2017 fiscal quarter compared to 28% for the 2016 fiscal quarter.

GPS segment direct costs decreased by $46.0 million to $144.7 million, or 69% of total GPS segment revenues for the 2017 fiscal quarter, compared to $190.7 million, or 73% of total GPS segment revenues for the 2016 fiscal quarter. In the 2017 fiscal quarter, the incremental impact of dispositions decreased direct costs by $37.6 million. GPS direct costs decreased by $7.9 million for the 2017 fiscal quarter compared to the 2016 fiscal quarter primarily as a result of lower average enrollment, cost savings at the shared service center and other operational cost reductions. For the 2017 fiscal quarter, the effect of currency translations decreased expenses by $0.5 million, due to the weakening of the Euro relative to the USD.

GPS segment Adjusted EBITDA decreased by $6.1 million to $63.6 million for the 2017 fiscal quarter, from $69.7 million for the 2016 fiscal quarter, as described above.

Corporate

Corporate revenues represent amounts from contractual arrangements with UDLA Ecuador, our consolidated joint venture with the University of Liverpool and Corporate billings for centralized IT costs billed to various segments, offset by the elimination of inter-segment revenues.

Operating results for Corporate for the three months ended March 31, 2017 and 2016 were as follows:

			% Change
			Better/(Worse)
(in millions)	2017	2016	2017 vs. 2016
Revenues	$(1.0)	$(1.8)	44%
Expenses	31.7	28.2	(12)%
Adjusted EBITDA	$(32.7)	$(30.0)	(9)%

Comparison of Corporate Results for the Three Months Ended March 31, 2017 to the Three Months Ended March 31, 2016
Corporate Adjusted EBITDA decreased by $2.7 million to $(32.7) million for the 2017 fiscal quarter, compared to $(30.0) million for the 2016 fiscal quarter. This decrease in Adjusted EBITDA primarily resulted from increases in consulting costs related to legal, accounting and internal controls, partially offset by other items.
Liquidity and Capital Resources

Liquidity Sources

We anticipate that cash flow from operations and available cash will be sufficient to meet our current operating requirements for at least the next 12 months.

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

As of March 31, 2017, our secondary source of cash was cash and cash equivalents of $856.3 million. This included the remaining proceeds from our IPO, which resulted in net proceeds of $456.9 million. The IPO proceeds will be used to repay certain indebtedness, as described further below in ‘‘Liquidity Requirements’’ and in Note 1, Description of Business, of our consolidated financial statements in this Quarterly Report on Form 10-Q. Our cash accounts are maintained with high-quality financial institutions with no significant concentration in any one institution.

Liquidity Restrictions

Our liquidity is affected by restricted cash and investments balances, which totaled $195.8 million and $189.3 million as of March 31, 2017 and December 31, 2016, respectively.

Indefinite Reinvestment of Foreign Earnings

We earn a significant portion of our income from subsidiaries located in countries outside the United States. As part of our business strategies, we have determined that all earnings from our foreign operations will be deemed indefinitely reinvested outside of the United States. As of March 31, 2017, $420.4 million of our total $856.3 million of cash and cash equivalents were held by foreign subsidiaries, including $141.5 million held by VIEs. As of December 31, 2016, $373.4 million of our total $465.0 million of cash and cash equivalents were held by foreign subsidiaries, including $169.1 million held by VIEs. The VIEs' cash and cash equivalents balances are generally required to be used only for the operations of these VIEs.

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

Debt

As of March 31, 2017, senior long-term borrowings totaled $2,860.5 million and consisted of $1,494.1 million under the Senior Secured Credit Facility that matures in June 2018, June 2019 and March 2021 and $1,366.4 million in Senior Notes due 2019 that mature on September 1, 2019.

As of March 31, 2017, other debt balances totaled $732.6 million, and our capital lease obligations and sale-leaseback financings were $255.3 million. Other debt includes lines of credit and short-term borrowing arrangements of subsidiaries, mortgages payable, and notes payable. As discussed further below, the Company has undertaken several initiatives to reduce its leverage and extend the maturities of its obligations.

Senior Secured Credit Facility

As of March 31, 2017, the outstanding balance under our Senior Secured Credit Facility was $1,494.1 million, which consisted of no amount outstanding under our $325.0 million senior secured multi-currency revolving credit facility and an aggregate outstanding balance of $1,494.1 million, net of a debt discount, under the term loans. As of December 31, 2016, the outstanding balance under our Senior Secured Credit Facility was $1,497.9 million, which consisted of no amount outstanding under our senior secured multi-currency revolving credit facility and an aggregate outstanding balance of $1,497.9 million, net of a debt discount, under the term loans. As discussed below, in the second quarter of 2017 we completed a refinancing of the Senior Secured Credit Facility.

Senior Notes due 2019

As of March 31, 2017 and December 31, 2016, our outstanding balance under our Senior Notes due 2019 was $1,366.4 million and $1,388.0 million, respectively, net of a debt discount.

As discussed in Note 6, Debt, in our consolidated financial statements, on April 15, 2016, Laureate entered into separate, privately negotiated note exchange agreements (the Note Exchange Agreements) with certain existing holders of our outstanding Senior Notes due 2019 pursuant to which we will exchange $250.0 million in aggregate principal amount of Senior Notes due 2019 for shares of Company common stock. The exchange is to be completed within one year and one day after the consummation of an initial public offering of our common stock that generates gross proceeds of at least $400.0 million or 10% of the equity value of the Company (a Qualified Public Offering). As discussed in Note 1, Description of Business, on February 6, 2017, the Company completed an initial public offering of its Class A common stock at a price per share of $14.00 that qualified as a Qualified Public Offering. On March 1, 2017, in accordance with the Note Exchange Agreements, we repurchased Senior Notes due 2019 with an aggregate principal amount of $22.6 million at a repurchase price of 104.625% of the aggregate principal amount, for a total payment of $23.6 million. As discussed below, in the second quarter of 2017 we completed a refinancing of the Senior Notes due 2019.

Refinancing Transactions

On April 26, 2017, we completed an offering of $800.0 million aggregate principal amount of 8.250% Senior Notes due 2025 (the Senior Notes due 2025). The Senior Notes due 2025 were issued at par and will mature on May 1, 2025. Interest on the Senior Notes due 2025 is payable semi-annually on May 1 and November 1, and the first interest payment date will be November 1, 2017. The Senior Notes due 2025 are exempt from registration under the Securities Act and the holders do not have registration rights. We may redeem the Senior Notes due 2025, in whole or in part, at any time on or after May 1, 2020, at redemption prices starting at 106.188% of the principal amount thereof and decreasing from there each year thereafter until May 1, 2023, plus accrued and unpaid interest. From and after May 1, 2023, we may redeem all or part of the Senior Notes due 2025 at a redemption price of 100%, plus accrued and unpaid interest. We may also redeem up to 40% of the Senior Notes due 2025 using the proceeds of certain equity offerings completed before May 1, 2020, at a redemption price equal to 108.250% of the principal amount thereof, plus accrued and unpaid interest. In addition, at any time prior to May 1, 2020, we may redeem the Senior Notes due 2025, in whole or in part, at a price equal to 100% of the principal amount, plus a ‘‘make-whole’’ premium, plus accrued and unpaid interest.

Substantially concurrently with the issuance of the Senior Notes due 2025, we consummated a refinancing of our existing Senior Secured Credit Facility by means of an amendment and restatement of the existing amended and restated credit agreement (the New Credit Agreement) to provide a new revolving credit facility of $385.0 million maturing in April 2022 and a new syndicated term loan of $1,600.0 million maturing in April 2024 (the New Credit Facilities).

Laureate intends to use the net proceeds from the offering of the Senior Notes due 2025, together with a portion of the net proceeds from its IPO and net proceeds from the New Credit Facilities to (i) redeem the Senior Notes due 2019 (other than the Exchanged Notes), (ii) repay the Company’s term loans under its senior secured credit facilities, (iii) repay the seller notes used to partially finance the acquisition of FMU Group, and (iv) pay certain related fees and expenses in connection with the offering of the Senior Notes due 2025.

Covenants

Under our Senior Secured Credit Facility we were subject to a Consolidated Senior Secured Debt to Consolidated EBITDA financial maintenance covenant, as defined in the Amended and Restated Credit Agreement, unless certain conditions were satisfied. As of March 31, 2017, the conditions were satisfied and, therefore, we were not subject to the financial maintenance covenant. The maximum ratio, as defined, is 5.30x, 4.50x and 3.50x at December 31, 2015, 2016 and 2017, respectively. The ratios as of March 31, 2017 and December 31, 2016 were 2.34x and 2.79x, respectively. In addition, notes payable at some of our locations contain financial maintenance covenants. We are in compliance with our debt covenants and expect to be in compliance for the next 12 months.

Leases

We conduct a significant portion of our operations from leased facilities. These facilities include our corporate headquarters, other office locations, and many of our higher education facilities.

Due to Shareholders of Acquired Companies

One method of payment for acquisitions is the use of promissory notes payable to the sellers of acquired companies. As of March 31, 2017 and December 31, 2016, we recorded $220.7 million and $210.9 million, respectively, for these liabilities. See Note 3, Due to Shareholders of Acquired Companies, in our consolidated financial statements for further details.

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

Our capital expenditures were $40.6 million and $43.4 million during the three months ended March 31, 2017 and 2016, respectively. The 6% decrease in capital expenditures for the 2017 fiscal quarter compared to the 2016 fiscal quarter related to decreases in capital expenditures in Corporate information technology, GPS, Chile and Peru, related in part to an ongoing online initiative to reduce capital expenditures, in addition to project deferrals. These decreases were partially offset by increased spending in Mexico and EMEAA as part of additional focus on growth in these areas. Our online initiative is designed to not only provide our students with access to the technology platforms and innovative programs they expect, but also to increase our enrollment in a more capital efficient manner, leveraging current infrastructure and improving classroom utilization.
Derivatives
In the normal course of business, our operations are exposed to fluctuations in foreign currency values and interest rate changes. We mitigate a portion of these risks through a risk-management program that includes the use of derivatives. We were required to make net cash payments on our derivatives totaling $2.8 million and $3.4 million for the three months ended March 31, 2017 and 2016, respectively. These amounts include cash payments that were recognized as interest expense for the derivatives designated as cash flow hedges, as well as net cash payments made for the derivatives related to the sale transactions. For further information on our derivatives, see Note 11, Derivative Instruments, in our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Series A Convertible Redeemable Preferred Stock (Series A Preferred Stock)

In December 2016 and January 2017, we issued shares of Series A Preferred Stock for total gross proceeds of $400 million. The shares of Series A Preferred Stock are redeemable at our option at any time (subject to certain limitations involving the price of our Class A common stock) and by the holders after the fifth anniversary of the issue date at a redemption price per share equal to 1.15 multiplied by the sum of the issue amount per share plus any accrued and unpaid dividends. The shares of Series A Preferred Stock may also be converted into shares of our common stock upon certain conditions. For further description see Note 7, Commitments and Contingencies, in our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

The following table summarizes our cash flows from operating, investing, and financing activities for each of the three months ended March 31, 2017 and 2016:

(in millions)	2017	2016
Cash (used in) provided by:
Operating activities	$(39.8)	$(89.3)
Investing activities	(41.6)	(35.3)
Financing activities	464.1	29.1
Effects of exchange rates changes on cash	8.6	7.3
Change in cash included in current assets held for sale	—	(5.9)
Net change in cash and cash equivalents	$391.3	$(94.1)

Comparison of Cash Flows for the Three Months Ended March 31, 2017 to the Three Months Ended March 31, 2016

Operating activities
Cash used in operating activities decreased by $49.5 million to $(39.8) million for the 2016 fiscal quarter, compared to $(89.3) million for the 2016 fiscal quarter. The decrease in operating cash usage can be attributed to operating results, combined with changes in operating assets and liabilities and other working capital, which increased cash by $62.2 million, primarily from increased deferred revenue and student deposits during the 2017 fiscal quarter. This increase in cash from operating activities was partially offset by an increase in cash paid for interest of $10.5 million, from $114.6 million for the 2016 fiscal quarter to $125.1 million for the 2017 fiscal quarter, due primarily to higher average interest rates, and an increase in cash paid for taxes of $2.2 million, from $19.3 million for the 2016 fiscal quarter to $21.5 million for the 2017 fiscal quarter.

Investing activities

Cash used in investing activities increased by $6.3 million for the 2017 fiscal quarter to $(41.6) million, from an investing cash usage of $(35.3) million in the 2016 fiscal quarter. Cash used in investing activities was higher in the 2017 fiscal quarter than in the 2016 fiscal quarter since the 2016 fiscal quarter included $7.6 million more in proceeds from the sale of property and equipment related to sale-leaseback transactions in Chile. This increase in investing cash usage was partially offset by a $2.7 million reduction in capital expenditures during the 2017 fiscal quarter as compared to the 2016 fiscal quarter. Other items accounted for the remaining change of $1.4 million.

Financing activities

Cash provided by financing activities increased by $435.0 million for the 2017 fiscal quarter to $464.1 million, compared to a financing cash inflow of $29.1 million for the 2016 fiscal quarter. This increased cash from financing activities was primarily attributable to the $456.9 million of net proceeds from the IPO and the $55.3 million of net proceeds from issuance of the shares of Series A Preferred Stock. These increases were partially offset by higher net payments of long-term debt during the 2017 fiscal quarter versus the 2016 fiscal quarter of $82.6 million, which included the repurchase of $22.6 million of Senior Notes due 2019 under the Note Exchange Agreements. Other items accounted for the remaining change of $5.4 million.

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. Actual results could differ from these estimates. Our significant accounting policies are discussed in Note 2 of the audited Consolidated Financial Statements included in our 2016 Form 10-K. Our critical accounting policies require the most significant judgments and estimates about the effect of matters that are inherently uncertain. As a result, these accounting policies and estimates could materially affect our financial statements and are critical to the understanding of our results of operations and financial condition. For a complete discussion of our critical accounting policies, see the “Critical Accounting Policies and Estimates” section of the MD&A in our 2016 Form 10-K. During the three months ended March 31, 2017 there were no significant changes to our critical accounting policies.

Recently Issued Accounting Pronouncements

Refer to Note 2, Significant Accounting Policies, in our consolidated financial statements for recently issued accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
For information regarding our exposure to certain market risks, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2016 Form 10-K. There have been no significant changes in our market risk exposures since our December 31, 2016 fiscal year end.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. The purpose of disclosure controls and procedures is to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, our CEO and CFO have concluded that, as of the quarter ended March 31, 2017, our disclosure controls and procedures were not effective due to the four material weaknesses, which we view as an integral part of our disclosure controls and procedures, previously disclosed in Item 7 of our 2016 Form 10-K. We have commenced the remediation of these material weaknesses; however, as of March 31, 2017 the material weaknesses have not yet been fully remediated. Nevertheless, we believe that the consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are party to various claims and legal proceedings from time to time. Except as described in our 2016 Form 10-K, as updated below, we are not aware of any legal proceedings that we believe could have, individually or in the aggregate, a material adverse effect on our business, results of operations or financial condition.

On October 5, 2016, a student filed suit against us and Walden University in the United States District Court for the Southern District of Ohio in the matter of Latonya Thornhill v. Walden University, et. al., claiming that her progress in her program was delayed by Walden University and seeking class action status to represent a nationwide class of purportedly similarly situated doctoral students. The claims include fraud in the inducement, breach of contract, consumer fraud under the laws of Maryland and Ohio, and unjust enrichment. We and Walden University were served on October 17, 2016. On December 16, 2016, we and Walden University filed a motion to dismiss the claims and a motion to strike the class action certification request. On January 12, 2017, the plaintiff filed an amended complaint, making modifications to supplement some of the factual allegations and seeking to change the governing law of the case to the law of Minnesota. A substantive response to the amended complaint was filed on February 9, 2017. The Thornhill court temporarily stayed this case in its entirety until May 1, 2017, pending the outcome of the Multi-District Litigation (‘‘MDL’’) proceeding discussed below. Following denial of the MDL transfer motion, the Thornhill court is proceeding to establish a schedule in this matter. The motion to dismiss remains pending. Walden University and we intend to defend against this case vigorously, including the request to certify a nationwide class.

On October 18, 2016, a former student filed suit against us and Walden University pro se in the United States District Court for the District of Maryland in the matter of Eric D. Streeter v. Walden University, et. al. (Case No. 1CCB6-CV-3460), claiming that his progress in his program was delayed by Walden University and Laureate. The claims include unjust enrichment, breach of contract, violation of the Maryland Consumer Protection Act, violation of the Due Process Clause in the Fourteenth Amendment, libel, and violation of the False Claims Act. We filed a motion to dismiss on April 12, 2017, which remains pending. Walden University and we intend to defend against this case vigorously.

On December 1, 2016, five students filed suit against us and Walden University in the United States District Court for the District of Minnesota in the matter of Jennifer Wright, et al v. Walden University, et. al., claiming that their progress in their programs was delayed by Walden University and seeking class action status to represent a nationwide class of purportedly similarly situated doctoral students. The claims include fraud in the inducement, breach of contract, consumer fraud, and breach of implied covenant of fair dealing under the laws of Minnesota, California, Georgia, Washington and Michigan, and unjust enrichment. Walden University and we were served in this matter on December 8, 2016, Walden University and we intend to defend against this case vigorously, including the request to certify a nationwide class. On January 13, 2017, we filed a motion to dismiss, or in the alternative to stay proceedings, pursuant to the first-filed rule, based upon the fact that the Thornhill case was filed first in Ohio. The Wright court issued an order on April 21, 2017 granting the defendants’ motion to dismiss (without prejudice). The plaintiffs may seek leave to join the Thornhill case or may file individual cases without class allegations.

On December 20, 2016, a former student filed suit against Walden University, in the Bexar County District Court in Texas in the matter of Dianna Medellin v. Walden University, LLC (Case No. 2016C121637), claiming that Walden University intentionally deceived her by praising her and allowing her to successfully complete her coursework in her doctoral program, only to then prolong the dissertation writing process as much as possible. The case alleges causes of action for violations of the Texas Deceptive Trade Practices Act and fraud and includes certain factual allegations that are identical to the other purported class action lawsuits. Laureate has not been sued in this matter and Walden University was served on January 26, 2017. Walden removed the case to the United States District Court for the Western District of Texas on February 21, 2017. This matter has been resolved and the case was dismissed on March 15, 2017.

On December 29, 2016, a former student filed suit against us and Walden University in the United States District Court for the District of Minnesota in the matter of Aaron Bleess, et al v. Walden University, et. al (Case No. 16-CV-4402), claiming that his progress in his program was delayed by Walden University and seeking class action status to represent a nationwide class of purportedly similarly situated doctoral students. The claims include, under the laws of Minnesota, breach of contract, consumer fraud, breach of implied covenant of fair dealing, fraudulent inducement, unjust enrichment, and violation of the Deceptive Trade Practices Act and Consumer Protection Fraud Act. Laureate and Walden University were served on January 5 and January 6, 2017, respectively. On January 17, 2017, we filed a motion to dismiss, or in the alternative to stay proceedings, pursuant to the first-filed rule, based upon the fact that the Thornhill case was filed first in Ohio. The Bleess court stayed the proceedings pending a ruling on this motion to dismiss. Walden University and we intend to defend against this case vigorously, including the request to certify a nationwide class. This case appears to be nearly identical in allegations, including the same alleged class, as Thornhill and Wright. The court issued an order on April 21, 2017 granting the defendants’ motion to dismiss (without prejudice). The plaintiffs may seek leave to join the Thornhill case or may file individual cases without class allegations.

On December 23, 2016, counsel for the plaintiffs in Thornhill and Wright filed a motion to consolidate pretrial proceedings in these matters, as well as the Streeter and Medellin matters, to the United States Judicial Panel on MDL. Bleess’s counsel filed a notice of intent to participate as an interested party of the consolation motion. Laureate and Walden University filed a motion in opposition to transfer to MDL on January 17, 2017, which was opposed on January 24, 2017. A hearing was held on March 30, 2017 and the MDL panel issued an order on April 5, 2017 denying the plaintiffs’ motion to transfer.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes in the Risk Factors included in Item 1A of our 2016 Form 10-K.

Political and regulatory developments in Turkey may materially adversely affect our operations.

Istanbul Bilgi University (“Bilgi”), a member of the Laureate International Universities network located in Turkey, is established as a Foundation University under the Turkish higher education law, sponsored by the Bilgi Foundation. As such, it is subject to regulation, supervision and inspection by Turkish Higher Education Council (the “YÖK”). In 2014, the Turkish parliament amended the higher education law to provide expanded authority to the YÖK with respect to Foundation Universities, including authorizing additional remedies for violations of the higher education law and of regulations adopted by the YÖK. On November 19, 2015, the YÖK promulgated an “Ordinance Concerned with Amendment to Foundation High Education Institutions” (the “Ordinance”), the principal effects of which relate to the supervision and inspection of Foundation Universities by the YÖK. Under the Ordinance, the YÖK has expanded authority to inspect accounts, transactions, activities and assets of Foundation Universities, as well as their academic units, programs, projects and subjects. The Ordinance establishes a progressive series of five remedies that the YÖK can take in the event it finds a violation of the Ordinance, ranging from (1) a warning and request for correction to (2) the suspension of the Foundation University’s ability to establish new academic units or programs to (3) limiting the number of students the Foundation University can admit, including ceasing new admissions, to (4) provisional suspension of the Foundation University’s license to (5) cancellation of the Foundation University’s license. Since the promulgation of the Ordinance, the YÖK has canceled the licenses of 15 Foundation Universities.

The Ordinance specifies that Foundation Universities cannot be established by foundations in order to gain profit for themselves, and prohibits specified types of fund transfers from Foundation Universities to their sponsoring foundation, with certain exceptions for payments made under contractual arrangements for various goods and services that are provided at or below current market rates. Bilgi has entered into contractual arrangements with a subsidiary of the Company to provide Bilgi with management, operational and student services and certain intellectual property at fair market rates, and certain affiliates of the Company are members of the board of trustees of the Bilgi Foundation. The YÖK conducts annual audits of the operations of Bilgi. If the YÖK were to determine that any of these contracts or the payments made by Bilgi to this Company subsidiary, or any other activities of Bilgi, including the donation of 40.0 million Turkish Liras made by the university to a charitable foundation that was subsequently reimbursed to the university by certain Company‑owned entities, violate the Ordinance or other applicable law, the YÖK could take actions against Bilgi up to and including cancellation of its license.

On April 18, 2017, Bilgi received from the YÖK the results of the most recent annual audit (the “Annual Audit”). The Annual Audit report requires, among other things, that (i) with respect to the 2017-2018 academic year, there be a reduction in the quota for the number of new students permitted to be admitted into Bilgi’s degree programs and (ii) Bilgi be reimbursed approximately $29 million for payments previously made by Bilgi to a subsidiary of the Company for certain management, operational and student services, and intellectual property. The Company and Bilgi believe the charges to Bilgi for these services were at fair value and Bilgi intends to contest the findings of the Annual Audit that they constituted an improper wealth transfer. Demands also are made in the Annual Audit for the return or payment to Bilgi of other amounts involving approximately $8 million.

Bilgi has a right to appeal and intends to appeal this decision and to demonstrate the validity and value of the services procured from the Company subsidiary. The Company cannot predict the outcome or the potential success of any such appeal at this time. As the Company currently consolidates Bilgi under the variable interest entity model, if the Company is unable to provide services under its contracts with Bilgi and receive the economic benefits from those contracts as a result of the determinations in the Annual Audit, deconsolidation of Bilgi could be required. Deconsolidation, if required, could have a material adverse effect on the Company’s business, financial condition and results of operations, including possible write-off of all or a portion of the Company’s investment in Bilgi and a reduction in operating income. At March 31, 2017 and December 31, 2016, Bilgi had total assets of approximately $95 million and $83 million, respectively, and total liabilities of $71 million and $63 million, respectively. Total liabilities include approximately $23 million and $19 million of net intercompany liabilities as of March 31, 2017 and December 31, 2016, respectively. During fiscal year 2016, Bilgi generated approximately $106 million of the Company’s consolidated revenue and approximately $26 million of the Company’s consolidated operating income and incurred approximately $6 million of depreciation and amortization expense.

If the YÖK were to determine that any administrators of Bilgi have directly taken any actions or supported any activities that are intended to harm the integrity of the state, the license of the university could be canceled. In July 2016, a coup attempt increased political instability in Turkey, and the uncertainties arising from the failed coup in Turkey could lead to changes in laws affecting Bilgi or result in modifications to the current interpretations and enforcement of the Ordinance or other laws and regulations by the YÖK. Any such actions by the YÖK, including the actions in relation to the conduct of the Annual Audit described above, could have a material adverse impact on Bilgi's future growth or its ability to remain in operation, and could have a material adverse effect on our business, financial condition and results of operations.

Political and regulatory developments in Chile may materially adversely affect our operations.

As a consequence of student protests and political disturbances during 2011 and 2012, the former Chilean government announced several proposed reforms to the higher education system. The reforms, if they had been adopted, could have included changing the current accreditation system to make it more demanding, revising the student financing system to provide a single financing system for students in all higher education institutions (replacing the CAE Program), establishing a system of information transparency for higher education, creating an agency to promote accountability by higher education institutions, changing certain corporate governance rules for universities (such as the need for a minimum number of independent directors), and establishing procedures for the approval of, or otherwise limiting, transactions between higher education institutions and related parties. Other legislative reforms were promoted by members of the Chilean Congress but were not supported by the previous Chilean government, including proposals to restrict related party transactions between higher education institutions and entities that control them. In November and December 2013, Chile held national elections. The presidential election was won by former president Michelle Bachelet, who assumed office on March 11, 2014, and a political coalition led by Ms. Bachelet won the elections for both houses of the Chilean Congress, in each case for four years beginning on March 11, 2014. Although the election platform of the new government mentioned that stronger regulation of higher education was required, it did not contain specific commitments with respect to the abovementioned reforms, other than the creation of a special agency to oversee higher education institutions’ compliance with law and regulations. In the second quarter of 2014, the new government announced the withdrawal of all of the prior administration’s higher education proposals and its intent to submit new bills to the Chilean Congress.

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

On July 5, 2016, the Chilean President submitted to the Chilean Congress a bill (the “2016 Higher Education Bill”) that was intended to change the entire regulatory landscape of higher education in Chile by, among other things, creating new special government administrative agencies and enhancing the requirements for institutional accreditation of higher education institutions. Following its submission to the Chilean Congress, the 2016 Higher Education Bill was subject to national debate among different constituencies in the higher education system. As a result of these discussions, the Chilean executive branch decided to replace the 2016 Higher Education Bill with a new submission that would take into consideration the main concerns that were raised during those discussions. These discussions identified, among other things, (i) the need to reinforce, improve and enhance the state-owned universities, separating their regulation from the regulation applicable to other educational institutions, (ii) the need to develop special regulations for technical education, (iii) the need to improve regulations concerning the compliance by private universities with the requirement that they not be operated for profit, and (iv) the need to grant universal access to educational institutions.

In furtherance of these goals, on April 7, 2017, the Chilean executive branch submitted to the Chilean Congress a new bill (the “2017 Higher Education Bill”), which entirely supersedes the 2016 Higher Education Bill. The 2017 Higher Education Bill represents a simplified version of the 2016 Higher Education Bill and was based on the same principles and ideas as the earlier bill, as informed by the subsequent national debate on that bill. The 2017 Higher Education Bill considers the higher education system to be a mixed system composed of two subsystems, one for university education (including both state-owned institutions and private universities recognized by the state) and another for technical education (both state-owned technical training centers and private technical training centers and professional institutes).

Among other things, the 2017 Higher Education Bill would create the Undersecretary of Higher Education, who would propose policies on higher education to the Ministry of Education and policies regarding access, inclusion, retention and graduation of higher education students. The Undersecretary of Higher Education would also propose the allocation and management of public funds and manage the procedures relating to the granting and revocation of the official recognition of higher education institutions. The Undersecretary of Higher Education would also generate and coordinate instances of participation and dialogue with and among higher education institutions, promoting the connection between these institutions and the secondary education system.

The 2017 Higher Education Bill also includes new regulations applicable to not‑for‑profit educational institutions that would: (i) provide that their controllers and members can only be individuals, other not‑for‑profits or state‑owned entities; (ii) create the obligation to use their resources and reinvest their surplus or profits in the pursuit of their objectives and in enhancing the quality of the education they provide; (iii) create the obligation to have a board of directors, which cannot delegate its functions, and whose members cannot be removed unless approved by the majority of the board and for serious reasons; and (iv) prohibit related party transactions with their founders, controllers, members of the board, rector and their relatives or related entities, unless the counterparty to the transaction is another not‑for‑profit entity, or if the transaction involves entering into a labor agreement to carry out academic work for the educational institution. The bill provides further that in the event the educational institution enters into a related party transaction consistent with the above, or if such educational institution enters into a related party transaction with a different entity than those described above, such transaction also comply with the following requirements: (i) that it contribute to the best interests of the educational institution and to its mission and purpose; (ii) that the transaction be agreed under market conditions as to the price and general terms and conditions prevailing for such types of transactions; and (iii) that it be approved by a majority of the institution’s board of directors. The 2017 Higher Education Bill also would establish a new criminal felony of incompatible negotiations for those persons who, in their capacity of managing the educational institution’s assets, enter into any transaction with related parties having any personal interest or granting benefits to third parties without complying with the foregoing requirements. Among the sanctions for breaching such regulations, the person may be subject to imprisonment plus a fine of double the amount of the benefit that such person or entity had obtained.

We are currently evaluating the effect the proposed 2017 Higher Education Bill would have on the Chilean institutions in the Laureate International Universities network if it is adopted in the form introduced in the Chilean Congress. We cannot predict whether or not the proposed 2017 Higher Education Bill will be adopted in this form, or if any higher education legislation will be adopted that would affect the institutions in the Laureate International Universities network. However, if any such legislation is adopted, it could have a material adverse effect on our results of operations and financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

On February 6, 2017, we completed our IPO pursuant to a registration statement on Form S-1 (File No. 333-207243), which the SEC declared effective on January 31, 2017, and a registration statement on Form S-1MEF (File No. 333-215845), which became effective on January 31, 2017. We registered a total of 40,250,000 shares of our Class A common stock. In our IPO, we issued and sold 35,000,000 shares of our Class A common stock to the public at a price of $14.00 per share.

On March 1, 2017, in accordance with the Note Exchange Agreements, we redeemed Senior Notes due 2019 with an aggregate principal amount of $22,556,000 at a repurchase price of 104.625% of the aggregate principal amount for a total payment of $23,599,215, which is consistent with the use of proceeds from our IPO as described in our final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b)(4) on February 2, 2017 (Final Prospectus). There has been no material change in the planned use of proceeds from our initial public offering as described in the Final Prospectus.

Item 6. Exhibits
(a) Exhibits filed with this report or, where indicated, previously filed and incorporated by reference:

Exhibit No.	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
2.5#	Sale and Purchase Agreement, dated as of March 15, 2016, by and between Laureate International B.V. and Graduate S.A.	S‑1/A	333‑207243	2.5	5/20/2016
2.6#	Share Purchase Agreement, dated as of April 15, 2016, by and between Laureate I B.V. and Insignis	S‑1/A	333‑207243	2.6	5/20/2016
3.1	Amended and Restated Certificate of Incorporation	S‑1/A	333‑207243	3.1	1/31/2017
3.2	Amended and Restated Bylaws	S‑1/A	333‑207243	3.2	1/31/2017
3.3	Certificate of Designations of Convertible Redeemable Preferred Stock, Series A of Laureate Education, Inc.	S‑1/A	333‑207243	3.3	12/15/2016
4.1	Senior Indenture, dated July 25, 2012, among Laureate Education, Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee	S‑1/A	333‑207243	4.1	11/20/2015
4.2	First Supplemental Indenture, dated November 13, 2012, among Laureate Education, Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee	S‑1/A	333‑207243	4.2	11/20/2015
4.3	Second Supplemental Indenture, dated December 29, 2015, among Laureate Education, Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee	S‑4/A	333‑208758‑13	4.3	1/20/2016
4.4	Third Supplemental Indenture, dated December 30, 2016, among Laureate Education, Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee	S‑1/A	333‑207243	4.4	1/10/2017
4.5	Form of 9.250% Senior Notes due 2019 (included in Exhibit 4.1)	S‑1/A	333‑207243	4.1	11/20/2015
4.6	Indenture, dated as of April 21, 2017, between Laureate Education, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee, governing the 9.250% Replacement Senior Notes due 2019	8-K	001-38002	4.1	4/27/2017
4.7	Form of Global Note governing the 9.250% Replacement Senior Notes due 2019 (included as Exhibit A to Exhibit 4.6)	8-K	001-38002	4.1	4/27/2017
4.8	Indenture, dated as of April 26, 2017, by and among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the 8.250% Senior Notes due 2025	8-K	001-38002	4.3	4/27/2017
4.9	Form of 8.250% Senior Note due 2025 (included as Exhibit A to Exhibit 4.8)	8-K	001-38002	4.3	4/27/2017
10.1	Second Amendment to Credit Agreement, dated as of June 16, 2011, among Laureate Education, Inc. and Iniciativas Culturales de España S.L., as borrowers, certain financial institutions listed on the signature pages thereto and Goldman Sachs Credit Partners L.P., as Administrative Agent and Collateral Agent	S‑1/A	333‑207243	10.1	11/20/2015
10.2	Amended and Restated Credit Agreement dated as of August 17, 2007 and amended and restated as of June 16, 2011, among Laureate Education, Inc. and Iniciativas Culturales de España S.L., as borrowers, the lending institutions from time to time parties thereto, and Citibank, N.A. (as successor to Goldman Sachs Credit Partners L.P.), as Administrative Agent and Collateral Agent	S‑1/A	333‑207243	10.2	11/20/2015
10.3	First Amendment to Amended and Restated Credit Agreement, dated as of January 18, 2013, entered into by Laureate Education, Inc. and Iniciativas Culturales de España S.L., as borrowers, Citibank, N.A., as successor Administrative Agent and Collateral Agent, and certain financial institutions listed on the signature pages thereto	S‑1/A	333‑207243	10.3	11/20/2015

Exhibit No.	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.4	Second Amendment to Amended and Restated Credit Agreement, dated as of April 23, 2013, entered into by Laureate Education, Inc. and Iniciativas Culturales de España S.L., as borrowers, Citibank, N.A., as successor Administrative Agent and Collateral Agent, and certain financial institutions listed on the signature pages thereto	S‑1/A	333‑207243	10.4	11/20/2015
10.5	Third Amendment to Amended and Restated Credit Agreement, dated as of October 3, 2013, entered into by Laureate Education, Inc. and Iniciativas Culturales de España S.L., as borrowers, Citibank, N.A., as successor Administrative Agent and Collateral Agent, and certain financial institutions listed on the signature pages thereto	S‑1/A	333‑207243	10.5	11/20/2015
10.6	Fourth Amendment to Amended and Restated Credit Agreement and Amendment to the U.S. Obligations Security Agreement and the U.S. Pledge Agreement, dated as of July 7, 2015, entered into by Laureate Education, Inc. and Iniciativas Culturales de España S.L., as borrowers, Citibank, N.A., as successor Administrative Agent and Collateral Agent, the other parties thereto and certain financial institutions listed on the signature pages thereto	S‑1/A	333‑207243	10.6	11/20/2015
10.7	Joinder Agreement, dated as of December 22, 2011, by and among Bank of Montreal, Chicago Branch, Laureate Education, Inc. and Citibank, N.A., as Administrative Agent and Collateral Agent	S‑1/A	333‑207243	10.7	11/20/2015
10.8	Joinder Agreement, dated as of December 22, 2011, by and among Morgan Stanley Senior Funding, Inc., Laureate Education, Inc. and Citibank, N.A., as Administrative Agent and Collateral Agent	S‑1/A	333‑207243	10.8	11/20/2015
10.9	Joinder Agreement, dated as of January 18, 2013, by and among the lenders party thereto, Laureate Education, Inc., as borrower, and Citibank, N.A., as Administrative Agent	S‑1/A	333‑207243	10.9	11/20/2015
10.10	Joinder Agreement, dated as of April 23, 2013, by and among the lenders party thereto, Laureate Education, Inc., as borrower, and Citibank, N.A., as Administrative Agent	S‑1/A	333‑207243	10.10	11/20/2015
10.11	Joinder Agreement, dated as of December 16, 2013, by and among lenders party thereto, Laureate Education, Inc., as borrower, and Citibank, N.A., as Administrative Agent	S‑1/A	333‑207243	10.11	11/20/2015
10.12	Guarantee dated as of August 17, 2007, by certain domestic subsidiaries of Laureate Education, Inc., as Guarantors in favor of Goldman Sachs Credit Partners L.P., as Collateral Agent, as supplemented by Supplement No. 1 dated as of April 1, 2009 between LEI Administration, LLC, as the New Guarantor, and Goldman Sachs Credit Partners L.P., as Collateral Agent, as supplemented by Supplement No. 2 dated as of July 15, 2011, between Exeter Street Holdings LLC, as the New Guarantor, and Goldman Sachs Credit Partners L.P., as Collateral Agent	S‑1/A	333‑207243	10.12	11/20/2015
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
		S‑1/A	333‑207243	10.13	11/20/2015

Exhibit No.	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
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
		S‑1/A	333‑207243	10.14	11/20/2015
10.15	Amended and Restated Collateral Agreement, dated as of June 16, 2011, among Walden University, LLC, each other subsidiary of Laureate Education, Inc. that becomes a party thereto from time to time, and Goldman Sachs Credit Partners L.P., as Collateral Agent	S‑1/A	333‑207243	10.15	11/20/2015
10.16	Exchange and Registration Rights Agreement, dated as of July 25, 2012, among Laureate Education, Inc., the guarantors listed on the signature pages thereto and Citigroup Global Markets Inc., J.P. Morgan Securities LLC, Barclays Capital Inc., Credit Suisse Securities (USA) LLC, Goldman, Sachs & Co., KKR Capital Markets LLC and Morgan Stanley & Co. LLC	S‑1/A	333‑207243	10.16	11/20/2015
10.17	Exchange and Registration Rights Agreement, dated as of November 13, 2012, among Laureate Education, Inc., the guarantors listed on the signature pages thereto and J.P. Morgan Securities LLC, Barclays Capital Inc., Citigroup Global Markets Corp., BMO Capital Markets Corp., Credit Suisse Securities (USA) LLC, Goldman, Sachs & Co., KKR Capital Markets LLC and Morgan Stanley & Co. LLC	S‑1/A	333‑207243	10.17	11/20/2015
10.18	Exchange and Registration Rights Agreement, dated as of December 29, 2015, among Laureate Education, Inc., the guarantors listed on the signature pages thereto and the initial holders listed on the signature pages thereto	S‑4/A	333‑208758	4.6	1/20/2016
10.19	Foreign Obligations Guarantee, dated as of January 23, 2008, by Rede Internacional de Universidades Laureate, Ltda., as Foreign Obligations Guarantor, in favor of Goldman Sachs Credit Partners L.P., as Collateral Agent under the Credit Agreement for the benefit of the Foreign Obligations Secured Parties	S‑1/A	333‑207243	10.18	11/20/2015
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
		S‑1/A	333‑207243	10.19	11/20/2015
10.21	Deed of Pledge of Receivables, dated August 17, 2007, between Goldman Sachs Credit Partners L.P. and Laureate Education, Inc. with respect to interests in Fleet Street International Universities C.V.	S‑1/A	333‑207243	10.20	11/20/2015
10.22	Deed of Pledge of Receivables, dated September 2011, between Laureate Education, Inc., as Pledgor, and Citibank, N.A., in its capacity as Collateral Agent, as Pledgee, with respect to interests in Fleet Street International Universities C.V.	S‑1/A	333‑207243	10.21	11/20/2015
10.23	Deed of Pledge of Receivables dated August 17, 2007, between Goldman Sachs Credit Partners L.P. and Laureate Education International Limited, with respect to interests in Fleet Street International Universities C.V.	S‑1/A	333‑207243	10.22	11/20/2015

Exhibit No.	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.24	Deed of Pledge of Receivables, dated September 30, 2011, between Laureate Education International Limited, as Pledgor, and Citibank, N.A., in its capacity as Collateral Agent, as Pledgee, with respect to interests in Fleet Street International Universities C.V.	S‑1/A	333‑207243	10.23	11/20/2015
10.25	Deed of Pledge (Laureate I B.V.), dated January 29, 2008, by Iniciativas Culturales de España S.L. in favor of Goldman Sachs Credit Partners L.P., in its capacity as Collateral Agent under the Credit Agreement for the benefit of the Secured Parties	S‑1/A	333‑207243	10.24	11/20/2015
10.26	Deed of Pledge (Laureate I B.V.), dated September 30, 2011, between Iniciativas Culturales de España S.L., as Pledgor, Citibank, N.A., as Administrative Agent and Collateral Agent under the Credit Agreement for the benefit of the Lenders under the Credit Agreement, as Pledgee, and Laureate I B.V., as the Company	S‑1/A	333‑207243	10.25	11/20/2015
10.27	Deed of Pledge (Laureate International B.V.), dated January 29, 2008, by Laureate I B.V. in favor of Goldman Sachs Credit Partners L.P., as Administrative Agent and Collateral Agent under the Credit Agreement for the benefit of the Secured Parties	S‑1/A	333‑207243	10.26	11/20/2015
10.28	Deed of Pledge (Laureate International B.V.), dated September 30, 2011, between Laureate I B.V., as Pledgor, Citibank, N.A., as Administrative Agent and Collateral Agent under the Credit Agreement for the benefit of the Lenders under the Credit Agreement, as Pledgee, and Laureate International B.V., as the Company	S‑1/A	333‑207243	10.27	11/20/2015
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
		S‑1/A	333‑207243	10.28	11/20/2015
10.30	Deed of First Priority Pledge Over Credit Rights, dated March 14, 2008, by Iniciativas Culturales de España S.L. in favor of Goldman Sachs Credit Partners L.P., as Administrative Agent and Collateral Agent under the Credit Agreement for the benefit of the Secured Parties, as amended by that Amendment Agreement in Respect of Pledge Over Credit Rights, dated October 5, 2011, by and between Iniciativas Culturales de España S.L., as Pledgor, Goldman Sachs Credit Partners L.P., as Prior Pledgee, and Citibank, N.A., acting as Administrative Agent and Collateral Agent, as Pledgee	S‑1/A	333‑207243	10.29	11/20/2015
10.31	Deed of Pledge of Participations, dated March 14, 2008, by Iniciativas Culturales de España S.L. in favor of Goldman Sachs Credit Partners L.P., as Administrative Agent and Collateral Agent under the Credit Agreement for the benefit of the Secured Parties, as amended by that Amendment Agreement in Respect of Pledge of Shares, dated October 5, 2011, by and between Iniciativas Culturales de España S.L., as Pledgor, Goldman Sachs Credit Partners L.P., as Prior Pledgee, and Citibank, N.A., acting as Administrative Agent and Collateral Agent, as Pledgee	S‑1/A	333‑207243	10.30	11/20/2015
10.32†	2007 Stock Incentive Plan for Key Employees of Laureate Education, Inc. and its Subsidiaries	S‑1/A	333‑207243	10.31	11/20/2015

Exhibit No.	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.33†	2007 Stock Incentive Plan Form of Stock Option Agreement, as amended on August 31, 2010	S‑1/A	333‑207243	10.32	11/20/2015
10.34†	Laureate Education, Inc. 2013 Long‑Term Incentive Plan, as amended by the First Amendment to the 2013 Long‑Term Incentive Plan effective as of September 17, 2015	S‑1/A	333‑207243	10.33	11/20/2015
10.35†	2013 Long-Term Incentive Plan Form of Stock Option Agreement effective as of September 11, 2013	S‑1/A	333‑207243	10.34	11/20/2015
10.36†	Laureate Education, Inc. Deferred Compensation Plan, as amended and restated effective January 1, 2009	S‑1/A	333‑207243	10.35	11/20/2015
10.37†	Form of Management Stockholder’s Agreement for equityholders	S‑1/A	333‑207243	10.36	11/20/2015
10.39†	Deferred Compensation Letter Agreement, dated August 16, 2007, by and among L Curve Sub Inc., Laureate Education, Inc. and Douglas L. Becker	S‑1/A	333‑207243	10.38	12/23/2015
10.40†	Deferred Compensation Letter Agreement, dated December 24, 2015, between Laureate Education, Inc. and Douglas L. Becker	S‑4/A	333‑208758	10.37	1/20/2016
10.41†	2nd Amended and Restated Executive Interest Subscription Agreement, dated August 31, 2010, between Wengen Alberta, Limited Partnership and Douglas L. Becker	S‑1/A	333‑207243	10.39	11/20/2015
10.42†	Employment Offer Letter, dated July 21, 2008, between Laureate Education, Inc. and Eilif Serck‑Hanssen	S‑1/A	333‑207243	10.40	11/20/2015
10.43†	Amendment to Employment Offer Letter, dated December 9, 2010, between Laureate Education, Inc. and Eilif Serck‑Hanssen	S‑1/A	333‑207243	10.41	11/20/2015
10.44†	Time‑Based Restricted Stock Agreement, effective August 5, 2008, between Laureate Education, Inc. and Eilif Serck‑Hanssen	S‑1/A	333‑207243	10.42	11/20/2015
10.45†	Form of Time‑Based Restricted Stock Units Agreement, for grants from and after September 11, 2013	S‑1/A	333‑207243	10.43	11/20/2015
10.46	Support Services Agreement between Santa Fe University of Art and Design, LLC and Laureate Education, Inc. dated October 1, 2014	S‑1/A	333‑207243	10.44	11/20/2015
10.47	Master Service and Confidentiality Agreement, dated April 28, 2014, by and between Laureate Education, Inc. and Accenture LLP	S‑1/A	333‑207243	10.45	11/20/2015
10.48‡	System Wide Master Agreement, dated April 10, 2015, between Blackboard Inc. and Laureate Education, Inc.	S‑1/A	333‑207243	10.46	11/20/2015
10.49†	Form of Stockholders’ Agreement for Entity‑Appointed Directors	S‑1/A	333‑207243	10.47	11/20/2015
10.50†	Form of Stockholders’ Agreement for Individual Directors	S‑1/A	333‑207243	10.48	11/20/2015
10.51†	2013 Long-Term Incentive Plan Form of Restricted Stock Units Agreement	S‑1/A	333‑207243	10.49	11/20/2015
10.52†	2013 Long-Term Incentive Plan Form of Performance Share Units Agreement	S‑1/A	333‑207243	10.50	11/20/2015
10.53	Form of Laureate Education, Inc. Note Exchange Agreement dated as of April 15, 2016	S‑1/A	333‑207243	10.53	5/20/2016
10.54†	Executive Retention Agreement, dated February 25, 2016, by and between Ricardo Berckemeyer and Laureate Education, Inc., effective as of September 1, 2015	S‑1/A	333‑207243	10.54	5/20/2016
10.55†	2013 Long‑Term Incentive Plan Form of Performance Share Units Agreement for 2016 for Named Executive Officers	S‑1/A	333‑207243	10.55	5/20/2016
10.56†	2013 Long‑Term Incentive Plan Form of Performance Share Units Agreement for 2016	S‑1/A	333‑207243	10.56	5/20/2016
10.57†	2013 Long‑Term Incentive Plan Form of Stock Option Agreement for 2016 for Named Executive Officers	S‑1/A	333‑207243	10.57	5/20/2016
10.58†	2013 Long‑Term Incentive Plan Form of Stock Option Agreement for 2016	S‑1/A	333‑207243	10.58	5/20/2016

Exhibit No.	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.59†	2013 Long‑Term Incentive Plan Form of Restricted Stock Units Agreement for 2016 for Named Executive Officers	S‑1/A	333‑207243	10.59	5/20/2016
10.60†	2013 Long‑Term Incentive Plan Form of Restricted Stock Units Agreement for 2016	S‑1/A	333‑207243	10.6	5/20/2016
10.61	Fifth Amendment to Amended and Restated Credit Agreement, dated as of June 3, 2016, entered into by Laureate Education, Inc., Iniciativas Culturales de España S.L., Citibank, N.A., as successor Administrative Agent and Collateral Agent, the other parties thereto and certain financial institutions listed on the signature pages thereto	S‑1/A	333‑207243	10.61	12/15/2016
10.62	Sixth Amendment to Amended and Restated Credit Agreement, dated as of July 7, 2016, entered into by Laureate Education, Inc. and Iniciativas Culturales de España S.L., as borrowers, Citibank, N.A., as successor Administrative Agent and Collateral Agent, the other parties thereto and certain financial institutions listed on the signature pages thereto	S‑1/A	333‑207243	10.62	12/15/2016
10.63	Subscription Agreement, dated as of December 4, 2016, by and among Laureate Education, Inc., Macquarie Sierra Investment Holdings Inc., and each of the other Persons listed on Schedule A and Schedule B thereto.	S‑1/A	333‑207243	10.63	12/15/2016
10.64	Form of Registration Rights Agreement by and among Laureate Education, Inc., each of the Investors set forth on Schedule A thereto, Douglas L. Becker and Wengen Alberta, Limited Partnership	S‑1/A	333‑207243	10.64	12/15/2016
10.65	Form of Investors’ Stockholders Agreement by and among Laureate Education, Inc., Wengen Alberta, Limited Partnership and the Investors set forth on Schedule A thereto	S‑1/A	333‑207243	10.65	12/15/2016
10.66†	First Amendment to the 2013 Long‑Term Incentive Plan, effective as of September 17, 2015	S‑1/A	333‑207243	10.66	12/15/2016
10.67†	Second Amendment to the 2013 Long‑Term Incentive Plan, effective as of December 14, 2016	S‑1/A	333‑207243	10.67	12/15/2016
10.68†	Deferred Compensation Letter Agreement, dated December 30, 2016, between Laureate Education, Inc. and Douglas L. Becker	S‑1/A	333‑207243	10.68	1/10/2017
10.69	Exchange and Registration Rights Agreement, dated as of December 30, 2016, among Laureate Education, Inc., the guarantors listed on the signature pages thereto and the initial holders listed on the signature pages thereto	S‑1/A	333‑207243	10.69	1/10/2017
10.70†	2013 Long‑Term Incentive Plan Form of Restricted Stock Units Agreement for October 2016	S‑1/A	333‑207243	10.70	1/10/2017
10.71†	2013 Long‑Term Incentive Plan Form of Performance Share Units Agreement for Named Executive Officers for October 2016	S‑1/A	333‑207243	10.71	1/10/2017
10.72†	2013 Long‑Term Incentive Plan Form of Performance Share Units Agreement for October 2016	S‑1/A	333‑207243	10.72	1/10/2017
10.73†	Form of Cash Long‑Term Incentive Plan Agreement	S‑1/A	333‑207243	10.73	1/10/2017
10.74	Amended and Restated Securityholders Agreement by and among Wengen Alberta, Limited Partnership, Laureate Education, Inc. and the other parties thereto	8‑K	001‑38002	10.10	2/6/2017
10.75	Amended and Restated Registration Rights Agreement by and among Wengen Alberta, Limited Partnership, Wengen Investments Limited, Laureate Education, Inc. and the other parties thereto	8‑K	001‑38002	10.20	2/6/2017
10.76†	Amendment to the 2007 Stock Incentive Plan for Key Employees of Laureate Education, Inc. and its Subsidiaries	10-K	001-38002	10.76	3/29/2017
10.77†	CEO Option Award Agreement, $17.00 per share exercise price	8-K	001-38002	10.30	2/6/2017
10.78†	CEO Option Award Agreement, $21.32 per share exercise price	8-K	001-38002	10.40	2/6/2017
10.79	Form of Confirmation Letter, dated April 21, 2017, between Laureate Education, Inc. and the other party thereto	8-K	001-38002	10.10	4/27/2017

Exhibit No.	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.80*†	Separation Agreement and General Release, dated March 28, 2017, between Enderson Guimarães and Laureate Education, Inc., effective as of March 23, 2017
10.81*
Seventh Amendment to Amended and Restated Credit Agreement, Amendment to Security Documents, and Release of Foreign Obligations and Certain Credit Parties, dated April 26, 2017, among Laureate Education, Inc., Iniciativas Culturales de España S.L., as the foreign subsidiary borrower, certain domestic subsidiaries of Laureate Education, Inc., Citibank, N.A., as administrative agent and collateral agent, certain financial institutions, and others party thereto

10.82*
Second Amended and Restated Credit Agreement, dated as of April 26, 2017, among Laureate Education, Inc., the lending institutions party thereto from time to time, and Citibank, N.A., as administrative agent and collateral agent

10.83*
Amended and Restated Guarantee, dated as of April 26, 2017, by Laureate Education, Inc. and certain domestic subsidiaries of Laureate Education, Inc. party thereto from time to time, as guarantors, in favor of Citibank, N.A., as collateral agent

10.84*
Amended and Restated Pledge Agreement, dated as of April 26, 2017, among Laureate Education, Inc. and certain domestic subsidiaries of Laureate Education, Inc. party thereto from time to time, as pledgors, and Citibank, N.A., as collateral agent

10.85*
Amended and Restated Security Agreement, dated as of April 26, 2017, among Laureate Education, Inc. and certain domestic subsidiaries of Laureate Education, Inc. party thereto from time to time, as grantors, and Citibank, N.A., as collateral agent

10.86*
Second Amended and Restated Collateral Agreement, dated as of April 26, 2017, between Walden University, LLC, certain other domestic subsidiaries of Laureate Education, Inc. from time to time, and Citibank, N.A., as collateral agent

21.1*	List of Subsidiaries of the Registrant
31.1*	Certification pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2*	Certification pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32*	Certifications pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
Ex. 101.INS*	XBRL Instance Document
Ex. 101.SCH*	XBRL Taxonomy Extension Schema Document
Ex. 101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
Ex. 101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
Ex. 101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
Ex. 101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
#	Laureate Education, Inc. hereby undertakes to furnish supplementally a copy of any omitted schedule or exhibit to such agreement to the U.S. Securities and Exchange Commission upon request.
†	Indicates a management contract or compensatory plan or arrangement.
‡	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the U.S. Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 11, 2017.

/s/ EILIF SERCK-HANSSEN
Eilif Serck-Hanssen
President, Chief Administrative Officer and Chief
Financial Officer

/s/ TAL DARMON
Tal Darmon
Senior Vice President, Chief Accounting Officer
and Global Controller