Form 10-Q
period 2017-06-30
LAUREATE EDUCATION, INC.
filed 2017-08-08
CIK 912766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2017
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2017
Class A common stock, par value $0.004 per share	35,466,508 shares
Class B common stock, par value $0.004 per share	133,120,777 shares

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

IN THOUSANDS, except per share amounts
For the three months ended June 30,	2017	2016
	(Unaudited)	(Unaudited)
Revenues	$1,277,439	$1,231,910
Costs and expenses:
Direct costs	942,246	963,794
General and administrative expenses	91,343	57,548
Operating income	243,850	210,568
Interest income	4,460	4,062
Interest expense	(98,962)	(105,833)
Loss on debt extinguishment	(6,915)	(1,681)
Gain on derivatives	26,970	1,999
Other expense, net	(380)	(1,276)
Foreign currency exchange (loss) gain, net	(9,726)	26,252
(Loss) gain on sales of subsidiaries, net	(172)	243,261
Income from continuing operations before income taxes and equity in net income of affiliates	159,125	377,352
Income tax expense	(42,028)	(28,393)
Equity in net income of affiliates, net of tax	1	279
Net income	117,098	349,238
Net income attributable to noncontrolling interests	(712)	(1,849)
Net income attributable to Laureate Education, Inc.	$116,386	$347,389

Accretion of Series A convertible redeemable preferred stock and other redeemable noncontrolling interests and equity	(69,212)	(438)
Net income available to common stockholders	$47,174	$346,951

Basic and diluted earnings per share:
Basic earnings per share	$0.28	$2.60
Diluted earnings per share	$0.28	$2.59

The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

IN THOUSANDS, except per share amounts
For the six months ended June 30,	2017	2016
	(Unaudited)	(Unaudited)
Revenues	$2,133,372	$2,138,444
Costs and expenses:
Direct costs	1,795,478	1,833,617
General and administrative expenses	156,911	105,416
Operating income	180,983	199,411
Interest income	9,154	9,868
Interest expense	(201,595)	(209,602)
Loss on debt extinguishment	(8,430)	(1,681)
Gain (loss) on derivatives	39,117	(8,751)
Other income (expense), net	56	(1,317)
Foreign currency exchange (loss) gain, net	(7,436)	53,934
(Loss) gain on sales of subsidiaries, net	(172)	243,261
Income from continuing operations before income taxes and equity in net income of affiliates	11,677	285,123
Income tax expense	(14,934)	(38,351)
Equity in net income of affiliates, net of tax	1	20
Net (loss) income	(3,256)	246,792
Net income attributable to noncontrolling interests	(3,166)	(2,570)
Net (loss) income attributable to Laureate Education, Inc.	$(6,422)	$244,222

Accretion of Series A convertible redeemable preferred stock and other redeemable noncontrolling interests and equity	(108,081)	1,077
Net (loss) income available to common stockholders	$(114,503)	$245,299

Basic and diluted (loss) earnings per share:
Basic (loss) earnings per share	$(0.71)	$1.84
Diluted (loss) earnings per share	$(0.71)	$1.83

The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

IN THOUSANDS
For the three months ended June 30,	2017	2016
	(Unaudited)	(Unaudited)
Net income	$117,098	$349,238
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax of $0 for both periods	28,455	(58,088)
Unrealized gain on derivative instruments, net of tax of $0 for both periods	3,507	1,910
Minimum pension liability adjustment, net of tax of $0 and $1,900, respectively	—	8,885
Total other comprehensive income (loss)	31,962	(47,293)
Comprehensive income	149,060	301,945
Net comprehensive income attributable to noncontrolling interests	(1,269)	(1,508)
Comprehensive income attributable to Laureate Education, Inc.	$147,791	$300,437

The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

IN THOUSANDS
For the six months ended June 30,	2017	2016
	(Unaudited)	(Unaudited)
Net (loss) income	$(3,256)	$246,792
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax of $0 for both periods	131,851	(29,113)
Unrealized gain on derivative instruments, net of tax of $0 for both periods	6,099	3,123
Minimum pension liability adjustment, net of tax of $0 and $1,900, respectively	—	8,885
Total other comprehensive income (loss)	137,950	(17,105)
Comprehensive income	134,694	229,687
Net comprehensive income attributable to noncontrolling interests	(4,055)	(2,689)
Comprehensive income attributable to Laureate Education, Inc.	$130,639	$226,998

The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

IN THOUSANDS, except per share amounts
	June 30, 2017	December 31, 2016
Assets	(Unaudited)
Current assets:
Cash and cash equivalents (includes VIE amounts of $114,684 and $169,074, see Note 2)	$367,163	$464,965
Restricted cash and investments	193,305	189,319
Receivables:
Accounts and notes receivable	669,039	494,646
Other receivables	21,524	23,758
Related party receivables	5,830	6,931
Allowance for doubtful accounts	(196,987)	(190,499)
Receivables, net	499,406	334,836
Income tax receivable	37,088	29,447
Prepaid expenses and other current assets	145,520	97,234
Total current assets (includes VIE amounts of $350,678 and $322,210, see Note 2)	1,242,482	1,115,801
Notes receivable, net	7,138	61,157
Property and equipment:
Land	418,754	396,821
Buildings	1,295,766	1,219,783
Furniture, equipment and software	1,251,255	1,160,350
Leasehold improvements	432,428	399,555
Construction in-progress	73,364	103,205
Accumulated depreciation and amortization	(1,263,167)	(1,128,081)
Property and equipment, net	2,208,400	2,151,633
Land use rights, net	45,741	45,275
Goodwill	2,020,620	1,934,464
Other intangible assets:
Tradenames	1,332,523	1,307,633
Other intangible assets, net	44,735	46,700
Deferred costs, net	61,529	57,748
Deferred income taxes	147,882	142,130
Derivative instruments	49,171	4,464
Other assets	209,515	195,465
Total assets (includes VIE amounts of $1,340,653 and $1,309,113, see Note 2)	$7,369,736	$7,062,470

The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)

IN THOUSANDS, except per share amounts
	June 30, 2017	December 31, 2016
Liabilities and stockholders' equity	(Unaudited)
Current liabilities:
Accounts payable	$82,878	$86,699
Accrued expenses	314,209	368,973
Accrued compensation and benefits	225,186	239,495
Deferred revenue and student deposits	380,164	362,891
Current portion of long-term debt	212,568	178,989
Current portion of due to shareholders of acquired companies	133,083	118,679
Income taxes payable	23,154	30,371
Derivative instruments	—	5,218
Other current liabilities	43,960	48,917
Total current liabilities (includes VIE amounts of $295,819 and $320,922, see Note 2)	1,415,202	1,440,232
Long-term debt, less current portion	3,291,713	3,629,375
Due to shareholders of acquired companies, less current portion	82,380	92,269
Deferred compensation	14,399	14,128
Income taxes payable	111,687	135,140
Deferred income taxes	459,283	452,084
Derivative instruments	7,941	7,750
Other long-term liabilities	281,972	270,267
Total liabilities (includes VIE amounts of $405,181 and $424,297, see Note 2)	5,664,577	6,041,245
Series A convertible redeemable preferred stock, par value $0.001 per share – 512 shares authorized, 400 and 343 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	232,030	332,957
Redeemable noncontrolling interests and equity	25,522	23,876
Stockholders' equity:
Preferred stock, par value $0.001 per share – 49,488 shares authorized, no shares issued and outstanding as of June 30, 2017 and December 31, 2016	—	—
Class A common stock, par value $0.004 per share – 700,000 shares authorized, 35,467 shares issued and outstanding as of June 30, 2017 and no shares authorized, issued and outstanding as of December 31, 2016	142	—
Class B common stock, par value $0.004 per share – 175,000 shares authorized, 133,120 shares issued and outstanding as of June 30, 2017 and no shares authorized, issued and outstanding as of December 31, 2016	533	—
Common stock, par value $0.004 per share – no shares authorized, issued and outstanding as of June 30, 2017 and 175,000 shares authorized, 133,376 shares issued and outstanding as of December 31, 2016	—	534
Additional paid-in capital	3,371,395	2,721,432
Accumulated deficit	(1,044,123)	(1,037,701)
Accumulated other comprehensive loss	(914,994)	(1,052,055)
Total Laureate Education, Inc. stockholders' equity	1,412,953	632,210
Noncontrolling interests	34,654	32,182
Total stockholders' equity	1,447,607	664,392
Total liabilities and stockholders' equity	$7,369,736	$7,062,470

The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

IN THOUSANDS
For the six months ended June 30,	2017	2016
Cash flows from operating activities	(Unaudited)	(Unaudited)
Net (loss) income	$(3,256)	$246,792
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	131,465	135,911
Loss (gain) on sale of subsidiary and disposal of property and equipment	1,927	(243,261)
(Gain) loss on derivative instruments	(39,386)	7,883
Loss on debt extinguishment	8,430	1,681
Payment of redemption and call premiums and fees on debt modification	(65,225)	—
Non-cash interest expense	22,359	28,312
Non-cash share-based compensation expense	35,337	20,909
Bad debt expense	51,439	56,114
Deferred income taxes	(3,196)	(12,535)
Unrealized foreign currency exchange loss (gain)	11,756	(58,656)
Non-cash loss from non-income tax contingencies	3,813	7,758
Other, net	(1,052)	(1,090)
Changes in operating assets and liabilities:
Restricted cash	318	(6,089)
Receivables	(162,375)	(148,198)
Prepaid expenses and other assets	(99,019)	(68,340)
Accounts payable and accrued expenses	(86,368)	6,766
Income tax receivable/payable, net	(21,868)	7
Deferred revenue and other liabilities	9,231	(37,377)
Net cash used in operating activities	(205,670)	(63,413)
Cash flows from investing activities
Purchase of property and equipment	(86,793)	(86,224)
Expenditures for deferred costs	(8,248)	(8,753)
Receipts from sale of subsidiary and property and equipment	1,001	340,096
Property insurance recoveries	370	1,431
Settlement of derivatives related to sale of subsidiaries	—	(10,297)
Business acquisitions, net of cash acquired	(835)	—
Proceeds from affiliates	85	—
Payments (to) from related parties	(593)	1,045
Change in restricted cash and investments	(639)	(9,629)
Net cash (used in) provided by investing activities	(95,652)	227,669
Cash flows from financing activities
Proceeds from issuance of long-term debt, net of original issue discount	2,110,859	262,696
Payments on long-term debt	(2,415,530)	(477,008)
Payments of deferred purchase price for acquisitions	(6,329)	(7,746)
Payments to purchase noncontrolling interests	—	(25,665)
Proceeds from issuance of convertible redeemable preferred stock, net of issuance costs	55,290	—
Payment of dividends to noncontrolling interest holders	—	(89)
Proceeds from initial public offering, net of issuance costs	456,561	—
Proceeds from exercise of stock options	—	245
Withholding of shares to satisfy tax withholding for vested stock awards and exercised stock options	(1,277)	(1,308)
Payments of debt issuance costs	(11,244)	(1,443)
Noncontrolling interest holder's loan to subsidiaries	943	492
Distributions to noncontrolling interest holders	(847)	(1,447)
Net cash provided by (used in) financing activities	188,426	(251,273)
Effects of exchange rate changes on cash	15,094	14,449
Change in cash included in current assets held for sale	—	(1,337)
Net change in cash and cash equivalents	(97,802)	(73,905)
Cash and cash equivalents at beginning of period	464,965	458,673
Cash and cash equivalents at end of period	$367,163	$384,768
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

On February 6, 2017, the Company completed an initial public offering (IPO) of shares of its Class A common stock, a newly established class of the Company’s common stock of which 700,000 shares were authorized and, as of February 1, 2017, the Company's shares became listed on the Nasdaq Global Select Market under the symbol ‘‘LAUR’’. The Company sold 35,000 shares of its Class A common stock in the IPO at a price of $14.00 per share, resulting in net proceeds to the Company, after deducting underwriting discounts and commissions and offering expenses payable by us, of $456,561. On January 31, 2017, in connection with our IPO, our Amended and Restated Certificate of Incorporation was accepted for filing by the Secretary of State of the State of Delaware, and effective upon such filing, a 4 to 1 reverse stock split for our common stock was consummated and each share of our common stock then outstanding was automatically reclassified into one fourth of one share of Class B Common Stock, a newly established class of the Company’s common stock, with any resulting fractional shares rounded down to the next whole share. These financial statements reflect the reverse stock split.

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

Note 2. Significant Accounting Policies

The Variable Interest Entity (VIE) Arrangements

Laureate consolidates in its financial statements certain internationally based educational organizations that do not have shares or other equity ownership interests. Although these educational organizations may be considered not-for-profit entities in their home countries and they are operated in compliance with their respective not-for-profit legal regimes, we believe they do not meet the definition of a not-for-profit entity under GAAP, and therefore we treat them as "for-profit" entities for accounting purposes. These entities generally cannot declare dividends or distribute their net assets to the entities that control them.
Under ASC Topic 810-10, "Consolidation," we have determined that these institutions are VIEs and that Laureate is the primary beneficiary of these VIEs because we have, as further described herein: (1) the power to direct the activities of the VIEs that most significantly affect their educational and economic performance and (2) the right to receive economic benefits from contractual and other arrangements with the VIEs that could potentially be significant to the VIEs. We account for the acquisition of the right to control a VIE in accordance with ASC 805, "Business Combinations."

Selected Consolidated Statements of Operations information for these VIEs was as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Selected Statements of Operations information:
Revenues, by segment:
LatAm	$153,262	$112,223	$216,948	$169,430
EMEAA	67,302	73,233	133,515	145,568
Revenues	220,564	185,456	350,463	314,998

Depreciation and amortization	12,651	12,974	25,473	25,768

Operating income (loss), by segment:
LatAm	31,514	(2,009)	(9,554)	(42,598)
EMEAA	8,019	8,910	19,895	19,665
Operating income (loss)	39,533	6,901	10,341	(22,933)

Net income (loss)	43,152	9,486	23,040	(20,080)
Net income (loss) attributable to Laureate Education, Inc.	41,955	8,134	21,019	(21,181)

The following table reconciles the Net income (loss) attributable to Laureate Education, Inc. as presented in the table above, to the amounts in our Consolidated Statements of Operations:

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Net income (loss) attributable to Laureate Education, Inc.:
Variable interest entities	$41,955	$8,134	$21,019	$(21,181)
Other operations	183,817	277,470	214,374	325,580
Corporate and eliminations	(109,386)	61,785	(241,815)	(60,177)
Net income (loss) attributable to Laureate Education, Inc.	$116,386	$347,389	$(6,422)	$244,222

The following table presents selected assets and liabilities of the consolidated VIEs. Except for Goodwill, the assets in the table below include the assets that can be used only to settle the obligations for the VIEs. The liabilities in the table are liabilities for which the creditors of the VIEs do not have recourse to the general credit of Laureate.

Selected Consolidated Balance Sheet amounts for these VIEs were as follows:

	June 30, 2017		December 31, 2016
	VIE	Consolidated	VIE	Consolidated
Balance Sheets data:
Cash and cash equivalents	$114,684	$367,163	$169,074	$464,965
Other current assets	235,994	875,319	153,136	650,836
Total current assets	350,678	1,242,482	322,210	1,115,801
Goodwill	188,620	2,020,620	181,669	1,934,464
Tradenames	106,005	1,332,523	104,117	1,307,633
Other intangible assets, net	—	44,735	—	46,700
Other long-term assets	695,350	2,729,376	701,117	2,657,872
Total assets	1,340,653	7,369,736	1,309,113	7,062,470

Current liabilities	295,819	1,415,202	320,922	1,440,232
Long-term debt and other long-term liabilities	109,362	4,249,375	103,375	4,601,013
Total liabilities	405,181	5,664,577	424,297	6,041,245

Total stockholders' equity	935,472	1,447,607	884,816	664,392
Total stockholders' equity attributable to Laureate Education, Inc.	915,158	1,412,953	866,997	632,210

Recently Issued Accounting Standards Not Yet Adopted

Accounting Standards Update (ASU) No. 2017-04 (ASU 2017-04), Intangibles - Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment

In January 2017, the Financial Accounting Standards Board (FASB) issued ASU 2017-04 in order to simplify the test for goodwill impairment by eliminating Step 2, which measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. Under the amendments in this ASU, an entity should perform its annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. However, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This ASU is effective for Laureate beginning on January 1, 2020 and early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are still evaluating the impact of ASU 2017-04 on our Consolidated Financial Statements and whether we will early adopt this ASU.

ASU No. 2016-02 (ASU 2016-02), Leases (Topic 842)

On February 25, 2016, the FASB issued ASU 2016-02. Lessees will need to recognize on their balance sheet a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases). Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. The standard is effective for Laureate beginning January 1, 2019. The new standard must be adopted using a modified retrospective transition, and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. We are completing our diagnostic assessment and assessing the data that will be used to transition to the new standard. We anticipate that ASU 2016-02 will have a material impact on our Consolidated Balance Sheets, as we will record significant asset and liability balances in connection with our leased properties. We are still evaluating the impact to our Consolidated Statements of Operations.

ASU No. 2014-09, (ASU 2014-09): Revenue from Contracts with Customers (Topic 606)

On May 28, 2014, the FASB issued ASU 2014-09, which supersedes the revenue recognition requirements in Topic 605, ‘‘Revenue Recognition’’ and most industry-specific guidance. The core principle of ASU 2014-09 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB deferred the effective date of ASU 2014-09. The new revenue standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 (January 1, 2018 for Laureate) and allows either a full retrospective adoption to all periods presented or a modified retrospective adoption approach with the cumulative effect of initial application of the revised guidance recognized at the date of initial application. We have completed our diagnostic assessment and are designing policies and processes to implement this ASU, which we plan to adopt effective January 1, 2018. We do not expect the adoption of this ASU to result in a significant change to our method of recognizing tuition revenues; however, we are still evaluating other components of revenue. We plan to elect modified retrospective adoption of this new standard.

Recently Adopted Accounting Standards

ASU No. 2015-17 (ASU 2015-17), Income Taxes (Topic 740)

In November 2015, the FASB issued ASU 2015-17 as a part of the Simplification Initiative and in response to concerns that the current requirement that entities separate deferred income tax liabilities and assets into current and noncurrent amounts results in little or no benefit to users of the financial statements. The amendments in this ASU aim to simplify this presentation by requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 was effective for Laureate beginning January 1, 2017 and we adopted this guidance on a retrospective basis. Accordingly, as of June 30, 2017 all deferred tax assets and liabilities are classified as noncurrent and we reclassified current deferred tax assets and liabilities of approximately $110,000 and $6,000, respectively, as of December 31, 2016 to noncurrent.

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

Note 3. Acquisitions

2017 Acquisitions

During the three months ended June 30, 2017, Laureate consummated the business acquisition outlined below, which is included in our Consolidated Financial Statements commencing from the date of acquisition.

Australia

In June 2017, our EMEAA segment acquired the assets and business of the nursing division of Careers Australia (CA Nursing), a vocational institution in Australia, for a cash purchase price of AUD 1,107 (US $835 at the date of acquisition) plus debt assumed of AUD 9,850 (US $7,433 at the acquisition date). We accounted for this acquisition as a business combination. For this acquisition, Revenues, Operating income and Net (loss) income attributable to Laureate Education, Inc. were immaterial for the three months ended June 30, 2017.

The Consolidated Financial Statements include the operating results of CA Nursing from the date of acquisition. The following table summarizes the estimated fair value of all assets acquired and the liabilities assumed at the date of acquisition.

CA Nursing Australia
Current assets	$610
Property and equipment	9,657
Goodwill	1,791
Other intangible assets	3,988
Total assets acquired	16,046
Current portion of long-term debt	166
Other current liabilities	6,034
Long-term debt, less current portion	7,267
Other long-term liabilities	1,744
Total liabilities	15,211
Net assets acquired attributable to Laureate Education, Inc.	835
Debt assumed	7,433
Net assets acquired attributable to Laureate Education, Inc. plus debt assumed	$8,268

Net assets acquired	$835
Net cash paid at acquisition	$835

2017 Summary

The amounts recorded in the 2017 acquisition are provisional and Laureate is in the process of finalizing the amounts recorded for the assets and liabilities primarily related to goodwill, intangible assets and deferred revenue. None of the goodwill related to the 2017 acquisition is expected to be deductible for income tax purposes.

Note 4. Due to Shareholders of Acquired Companies

The amounts due to shareholders of acquired companies generally arise in connection with Laureate’s acquisition of a majority or all of the ownership interest of these companies. Promissory notes payable to the sellers of acquired companies, referred to as “seller notes,” are commonly used as a means of payment for business acquisitions. Seller note payments are generally classified as Payments of deferred purchase price for acquisitions within financing activities in our Consolidated Statements of Cash Flows. The amounts due to shareholders of acquired companies, currencies, and interest rates applied were as follows:

	June 30, 2017	December 31, 2016	Nominal Currency	Interest Rate %
Faculdades Metropolitanas Unidas Educacionais (FMU)	$105,811	$100,382	BRL	CDI
Universidade Anhembi Morumbi (UAM Brazil)	54,435	52,043	BRL	CDI + 2%
Monash South Africa (MSA)	30,081	27,462	AUD	n/a, 6.75%
University of St. Augustine for Health Sciences, LLC (St. Augustine)	11,550	11,550	USD	7%
Universidad Tecnologica Centroamericana (UNITEC Honduras)	4,566	5,196	HNL	IIBC
CH Holding Netherlands B.V. (CH Holding)	3,798	8,587	USD	n/a
Faculdade-Porto-Alegrense (FAPA)	2,952	2,973	BRL	IGP-M
IADE Group	2,270	2,755	EUR	3%
Total due to shareholders of acquired companies	215,463	210,948
Less: Current portion of due to shareholders of acquired companies	133,083	118,679
Due to shareholders of acquired companies, less current portion	$82,380	$92,269

AUD: Australian Dollar	CDI: Certificados de Depósitos Interbancários (Brazil)
BRL: Brazilian Real	IIBC: Índice de Inflación del Banco Central (Honduras)
EUR: European Euro	IGP-M: General Index of Market Prices (Brazil)
HNL: Honduran Lempira
USD: United States Dollar

IADE Group

A working capital adjustment was recorded during the year ended December 31, 2015 in accordance with the purchase agreement entered into in connection with this acquisition. This liability of EUR 639 (US $694 at the date of payment) was settled during the quarter ended June 30, 2017. The remaining balance outstanding relates to two EUR 1,000 tranches to be paid 36 months and 60 months from the March 27, 2015 date of acquisition.

Note 5. Business and Geographic Segment Information

Laureate’s educational services are offered through three operating segments: LatAm, EMEAA (as defined below) and GPS. Laureate determines its operating segments based on information utilized by the chief operating decision maker to allocate resources and assess performance.

As previously disclosed in our 2016 Form 10-K and our Quarterly Report on Form 10-Q for the period ended March 31, 2017, effective March 31, 2017, we combined our previously separate Europe and AMEA segments in order to reflect our belief that we will be able to operate the institutions in those segments more successfully and efficiently under common management. The combined segment is called EMEAA (Europe, Middle East, Africa and Asia Pacific). This change has been reflected in the quarterly segment information beginning in the first quarter of 2017, the period in which the change occurred. As required, the 2016 segment information that is presented for comparative purposes has also been revised to reflect this segment change.

The LatAm segment consists of campus-based institutions and has operations in Brazil, Chile, Costa Rica, Honduras, Mexico, Panama and Peru and has contractual relationships with a licensed institution in Ecuador. These institutions offer an education that emphasizes professional-oriented fields of study with undergraduate and graduate degrees in a wide range of disciplines. The programs at these institutions are mainly campus-based and are primarily focused on local students. In addition, the institutions in our LatAm segment have begun introducing online and hybrid (a combination of online and in-classroom) courses and programs to their curriculum. Brazil and Chile have government-sponsored student financing programs, while in other countries students generally finance their own education.

The EMEAA segment consists of campus-based institutions with operations in the European countries of Cyprus, Germany, Italy, Portugal, Spain and Turkey as well as locations in the Middle East, Africa and Asia Pacific consisting of campus-based institutions with operations in Australia, China, India, Malaysia, Morocco, New Zealand, South Africa and Thailand. Additionally, EMEAA manages nine licensed institutions in the Kingdom of Saudi Arabia and manages one additional institution in China through a joint venture arrangement. These institutions generate revenues by providing professional-oriented undergraduate and graduate degree programs. Several institutions have begun to introduce online and hybrid programs. Students in the EMEAA segment typically self-finance their education or seek third-party financing programs. In certain markets in the EMEAA segment, such as Australia and to a lesser extent China, Thailand and Malaysia, there are various forms of government-supported student financing programs. In the Kingdom of Saudi Arabia, our students' tuition is fully funded by the government.

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

We evaluate segment performance based on Adjusted EBITDA, which is a non-GAAP profit measure defined as Income (loss) from continuing operations before income taxes and equity in net income of affiliates, adding back the following items: (Loss) gain on sales of subsidiaries, net, Foreign currency exchange (loss) gain, net, Other income (expense), net, Gain (loss) on derivatives, Loss on debt extinguishment, Interest expense, Interest income, Depreciation and amortization expense, Loss on impairment of assets, Share-based compensation expense and expenses related to our Excellence-in-Process (EiP) initiative. EiP is an enterprise-wide initiative to optimize and standardize Laureate’s processes, creating vertical integration of procurement, information technology, finance, accounting and human resources. It includes the establishment of regional shared services organizations (SSOs) around the world, as well as improvements to the Company's system of internal controls over financial reporting. The increased EiP expenses during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 relates primarily to severance costs that are predominantly contractual termination benefits recognized in accordance with ASC 712, ‘‘Compensation—Nonretirement Postemployment Benefits.’’

When we review Adjusted EBITDA on a segment basis, we exclude intercompany revenues and expenses, related to network fees and royalties between our segments, which eliminate in consolidation. We use total assets as the measure of assets for reportable segments.

Effective August 1, 2017, we changed our operating segments; see Note 18, Subsequent Events, for further description.

The following tables provide financial information for our reportable segments, including a reconciliation of Adjusted EBITDA to Income (loss) from continuing operations before income taxes and equity in net income of affiliates, as reported in the Consolidated Statements of Operations:

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Revenues
LatAm	$831,118	$733,255	$1,252,554	$1,137,152
EMEAA	245,480	261,084	472,665	505,097
GPS	204,595	241,656	412,885	502,081
Corporate	(3,754)	(4,085)	(4,732)	(5,886)
Revenues	$1,277,439	$1,231,910	$2,133,372	$2,138,444
Adjusted EBITDA of reportable segments
LatAm	$300,025	$224,073	$264,236	$203,847
EMEAA	52,891	52,748	106,340	107,210
GPS	54,825	65,265	118,429	134,993
Total Adjusted EBITDA of reportable segments	407,741	342,086	489,005	446,050
Reconciling items:
Corporate	(65,913)	(33,884)	(98,580)	(63,876)
Depreciation and amortization expense	(66,950)	(69,704)	(131,465)	(135,911)
Loss on impairment of assets	—	—	—	—
Share-based compensation expense	(12,949)	(13,745)	(35,337)	(20,909)
EiP expenses	(18,079)	(14,185)	(42,640)	(25,943)
Operating income	243,850	210,568	180,983	199,411
Interest income	4,460	4,062	9,154	9,868
Interest expense	(98,962)	(105,833)	(201,595)	(209,602)
Loss on debt extinguishment	(6,915)	(1,681)	(8,430)	(1,681)
Gain (loss) on derivatives	26,970	1,999	39,117	(8,751)
Other (expense) income, net	(380)	(1,276)	56	(1,317)
Foreign currency exchange (loss) gain, net	(9,726)	26,252	(7,436)	53,934
(Loss) gain on sales of subsidiaries, net	(172)	243,261	(172)	243,261
Income from continuing operations before income taxes and equity in net income of affiliates	$159,125	$377,352	$11,677	$285,123

	June 30, 2017	December 31, 2016
Assets
LatAm	$4,099,520	$3,932,679
EMEAA	1,355,507	1,333,297
GPS	1,438,153	1,505,242
Corporate	476,556	291,252
Total assets	$7,369,736	$7,062,470

Note 6. Goodwill

The change in the net carrying amount of Goodwill from December 31, 2016 through June 30, 2017 was composed of the following items:

	LatAm	EMEAA	GPS	Total
Goodwill	$1,313,046	$243,861	$537,452	$2,094,359
Accumulated impairment loss	(77,094)	(63,141)	(19,660)	(159,895)
Balance at December 31, 2016	1,235,952	180,720	517,792	1,934,464
Acquisitions	—	1,791	—	1,791
Dispositions	—	(488)	—	(488)
Impairments	—	—	—	—
Currency translation adjustments	72,478	11,769	606	84,853
Adjustments to prior acquisitions	—	—	—	—
Balance at June 30, 2017	$1,308,430	$193,792	$518,398	$2,020,620

Note 7. Debt

Outstanding long-term debt was as follows:

	June 30, 2017	December 31, 2016
Senior long-term debt:
Senior Secured Credit Facility (stated maturity dates April 2022 and April 2024 as of June 30, 2017; stated maturity dates June 2018, June 2019 and March 2021 as of December 31, 2016), net of discount	$1,580,352	$1,497,869
Senior Notes (stated maturity dates May 2025 and September 2019), net of discount	1,048,662	1,388,036
Total senior long-term debt	2,629,014	2,885,905
Other debt:
Lines of credit	65,971	66,081
Notes payable and other debt	660,434	650,184
Total senior and other debt	3,355,419	3,602,170
Capital lease obligations and sale-leaseback financings	260,651	250,842
Total long-term debt	3,616,070	3,853,012
Less: total unamortized deferred financing costs	111,789	44,648
Less: current portion of long-term debt	212,568	178,989
Long-term debt, less current portion	$3,291,713	$3,629,375

Debt Refinancing

During the second quarter of 2017, the Company completed refinancing transactions that resulted in repayment of the previous senior credit facility and the redemption of the 9.250% Senior Notes due 2019 (the Senior Notes due 2019) (other than $250,000 in aggregate principal amount of the Senior Notes due 2019 that the Company exchanged on April 21, 2017 for substantially identical but non-redeemable notes issued under a new indenture (the Exchanged Notes)).

Senior Notes

On April 26, 2017, we completed an offering of $800,000 aggregate principal amount of 8.250% Senior Notes due 2025 (the Senior Notes due 2025). The Senior Notes due 2025 were issued at par and will mature on May 1, 2025. Interest on the Senior Notes due 2025 is payable semi-annually on May 1 and November 1, and the first interest payment date is November 1, 2017.We may redeem the Senior Notes due 2025, in whole or in part, at any time on or after May 1, 2020, at redemption prices starting at 106.188% of the principal amount thereof and decreasing from there each year thereafter until May 1, 2023, plus accrued and unpaid interest. From and after May 1, 2023, we may redeem all or part of the Senior Notes due 2025 at a redemption price of 100%, plus accrued and unpaid interest. We may also redeem up to 40% of the Senior Notes due 2025 using the proceeds of certain equity offerings completed before May 1, 2020, at a redemption price equal to 108.250% of the principal amount thereof, plus accrued and unpaid interest. In addition, at any time prior to May 1, 2020, we may redeem the Senior Notes due 2025, in whole or in part, at a price equal to 100% of the principal amount, plus a ‘‘make-whole’’ premium, plus accrued and unpaid interest.

On April 28, 2017, the Company elected to redeem all of its outstanding Senior Notes due 2019 (other than the Exchanged Notes) and on May 31, 2017 (the Redemption Date), the Senior Notes due 2019 (other than the Exchanged Notes) were redeemed. The Exchanged Notes were not redeemed and remained outstanding as of June 30, 2017, net of discount. The aggregate principal amount outstanding of the Senior Notes due 2019 (excluding the Exchanged Notes) was $1,125,443. The redemption price for the Senior Notes due 2019 that were redeemed was equal to 104.625% of the principal amount thereof, for a total redemption price of $1,177,495, plus accrued and unpaid interest and special interest to the Redemption Date, for an aggregate payment to holders of the Senior Notes of $1,205,630. As of June 30, 2017, the outstanding balance of our senior notes was $1,048,662, which consisted of $800,000 of Senior Notes due 2025 and $248,662 of the Exchanged Notes, net of a debt discount. As of December 31, 2016, the outstanding balance under our Senior Notes due 2019 was $1,388,036, net of a debt discount.

Senior Secured Credit Facility

Substantially concurrently with the issuance of the Senior Notes due 2025, we consummated a refinancing of our Senior Secured Credit Facility by means of an amendment and restatement of the existing amended and restated credit agreement (the Second Amended and Restated Credit Agreement) to provide a new revolving credit facility of $385,000 maturing in April 2022 (the Revolving Credit Facility) and a new syndicated term loan of $1,600,000 maturing in April 2024 (the 2024 Term Loan). The old senior credit facility was fully repaid, and that repayment amount is included in Payments on long-term debt in the Consolidated Statement of Cash Flows for the six months ended June 30, 2017, with the exception of approximately $283,000 of loan principal related to the old term loan that was rolled over by certain lenders into the 2024 Term Loan. Accordingly, that rollover amount was a non-cash transaction.

As a subfacility under the Revolving Credit Facility, the Second Amended and Restated Credit Agreement provides for letter of credit commitments in the aggregate amount of $141,000. The Second Amended and Restated Credit Agreement also provides, subject to the satisfaction of certain conditions, for incremental revolving and term loan facilities, at the request of the Company, not to exceed $300,000 plus additional amounts so long as both immediately before and after giving effect to such incremental facilities the Company’s Consolidated Senior Secured Debt to Consolidated EBITDA ratio, as defined in the Second Amended and Restated Credit Agreement, on a pro forma basis, does not exceed 2.75x.

The maturity date for the Revolving Credit Facility is April 26, 2022 and the maturity date for the 2024 Term Loan is April 26, 2024. The Revolving Credit Facility bears interest at a per annum interest rate, at the option of the Borrower, at either the LIBOR rate or the ABR rate plus an applicable margin of 3.75% per annum or 3.50% per annum for LIBOR rate loans, and 2.75% per annum or 2.50% per annum for ABR rate loans, in each case, based on the Company’s Consolidated Total Debt to Consolidated EBITDA ratio, as defined in the Second Amended and Restated Credit Agreement. As of June 30, 2017, there was no balance outstanding under the Revolving Credit Facility.

The 2024 Term Loan bears interest at a per annum rate, at the option of the Borrower, at either the LIBOR rate or the ABR rate plus an applicable margin of 4.50% per annum or 4.25% per annum for LIBOR rate loans, and 3.50% per annum or 3.25% per annum for ABR rate loans, in each case, based on the Company’s Consolidated Total Debt to Consolidated EBITDA ratio. As of June 30, 2017, all loans outstanding under the 2024 Term Loan were LIBOR loans and had a total interest rate of 5.73%. A discount equal to 1% of the 2024 Term Loan's original principal amount, or $16,000, was paid at issuance and will be amortized to interest expense over the term of the loan. The 2024 Term Loan amortizes at an annual amount equal to 1% of the original principal amount of the 2024 Term Loan, which annual amount is payable in quarterly payments, with the remaining unpaid principal amount payable on the maturity date. Quarterly principal payments on the 2024 Term Loan commenced June 30, 2017. On or prior to October 26, 2017, except for prepayments made from transactions expressly permitted, the 2024 Term Loan can be prepaid at price equal to 101% of the principal amount prepaid. After October 26, 2017, the 2024 Term Loan can be prepaid at price equal to 100% of the principal amount prepaid.

Loss on Debt Extinguishment, Debt Modification and Debt Issuance Costs

As a result of the refinancing transactions described above, Laureate recorded a Loss on debt extinguishment of $6,915 during the three months ended June 30, 2017 related to the write off of unamortized deferred financing costs associated with certain lenders that did not participate in the new debt instruments. In addition, approximately $22,800 was charged to General and administrative expenses related to new third-party costs paid in connection with the portion of the refinancing transactions that was deemed to be a modification. Also in connection with the refinancing transactions, approximately $70,800 of new deferred financing costs were recorded, which related primarily to the excess of the redemption price over the principal amount of the Senior Notes due 2019 that were redeemed and the call premium that applied to a portion of the repaid senior credit facilities.

Estimated Fair Value of Debt

The estimated fair value of our debt was determined using observable market prices, as the majority of our securities, including the Senior Secured Credit Facility and the Senior Notes due 2025, are traded in a brokered market, as were the Senior Notes due 2019 prior to their redemption (other than the Exchanged Notes). The fair value of our remaining debt instruments approximates carrying value based on their terms. As of June 30, 2017 and December 31, 2016, our long-term debt was classified as Level 2 within the fair value hierarchy, based on the frequency and volume of trading in the brokered market. The estimated fair value of our debt was as follows:

	June 30, 2017		December 31, 2016
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Total senior and other debt	$3,355,419	$3,417,320	$3,602,170	$3,632,853

Senior Notes due 2019 - Note Exchange Transaction

On April 15, 2016, Laureate entered into separate, privately negotiated note exchange agreements (the Note Exchange Agreements) with certain existing holders (the Existing Holders) of the Senior Notes due 2019 pursuant to which we agreed to exchange (the Note Exchange) $250,000 in aggregate principal amount of Senior Notes due 2019 for shares of the Company's Class A common stock. The exchange is to be completed within one year and one day after the consummation of an initial public offering of our common stock that generates gross proceeds of at least $400,000 or 10% of the equity value of the Company (a Qualified Public Offering). As discussed in Note 1, Description of Business, on February 6, 2017, the Company completed an initial public offering of its Class A common stock at a price per share of $14.00 that qualified as a Qualified Public Offering.

On August 11, 2017, Laureate will issue 18,683 shares of Class A common stock which is equal to 104.625% of the aggregate principal amount of Senior Notes due 2019 to be exchanged, or $261,600, divided by $14.00, the initial public offering price per share of common stock in the Qualified Public Offering. Upon completion of the Note Exchange, the Company will also pay cash to the exchanging holders in an amount equal to the interest and special interest accrued with respect to the Exchanged Notes to, but excluding, the date of consummation of the Note Exchange. Shares of the Company’s Class A common stock to be issued in the Note Exchange have been reserved for issuance by the Company and will be listed on the Nasdaq Global Select Market.

The Note Exchange Agreements also provided that, within 60 days after the consummation of a Qualified Public Offering, at the option of the Existing Holders or their transferees, we would repurchase up to an additional $62,500 aggregate principal amount of Senior Notes due 2019 at the redemption price set forth in Section 3.07 of the indenture governing the Senior Notes due 2019 that is applicable as of the date of pricing of the Qualified Public Offering, plus accrued and unpaid interest and special interest. On March 1, 2017, in accordance with the terms of the Note Exchange Agreements, we repurchased Senior Notes due 2019 with an aggregate principal amount of $22,556 at a repurchase price of 104.625% of the aggregate principal amount, for a total payment of $23,599; the difference was recognized as Loss on debt extinguishment along with the portion of unamortized debt issuance costs that were written off. See Note 18, Subsequent Events, for additional information.

Certain Covenants

As of June 30, 2017, our senior long-term debt contained certain negative covenants including, among others: (1) limitations on additional indebtedness; (2) limitations on dividends; (3) limitations on asset sales, including the sale of ownership interests in subsidiaries and sale-leaseback transactions; and (4) limitations on liens, guarantees, loans or investments. The Second Amended and Restated Credit Agreement provides, solely with respect to the Revolving Credit Facility, that the Company shall not permit its Consolidated Senior Secured Debt to Consolidated EBITDA ratio, as defined in the Second Amended and Restated Credit Agreement, to exceed 4.50x as of the last day of each quarter ending June 30, 2017 through September 30, 2017, 3.75x as of the last day of each quarter ending December 31, 2017 through March 31, 2018, and 3.50x as of the last day of each quarter ending June 30, 2018 and thereafter. However, the agreement also provides that if (i) the Company’s Consolidated Total Debt to Consolidated EBITDA ratio, as defined in the Second Amended and Restated Credit Agreement, is not greater than 4.75x as of such date and (ii) less than 25% of the Revolving Credit Facility is utilized, then such financial covenant shall not apply. As of June 30, 2017, the conditions were satisfied and, therefore, we were not subject to the financial maintenance covenant. In addition, notes payable at some of our locations contain financial maintenance covenants.

Note 8. Commitments and Contingencies

Noncontrolling Interest Holder Put Arrangements and Company Call Arrangements

The following section provides a summary table and description of the various noncontrolling interest holder put arrangements that Laureate had outstanding as of June 30, 2017. Laureate has elected to accrete changes in the arrangements’ redemption values over the period from the date of issuance to the earliest redemption date. The redeemable noncontrolling interests are recorded at the greater of the accreted redemption value or the traditional noncontrolling interest. Until the first exercise date, the put instruments’ reported values may be lower than the final amounts that will be required to settle the minority put arrangements. As of June 30, 2017, the carrying value of all noncontrolling interest holder put arrangements was $23,215, which includes accreted incremental value of $22,715 in excess of traditional noncontrolling interests.

If the minority put arrangements were all exercisable at June 30, 2017, Laureate would be obligated to pay the noncontrolling interest holders an estimated amount of $23,215, as summarized in the following table:

	Nominal Currency	First Exercisable Date	Estimated Value as of June 30, 2017 redeemable within 12-months:	Reported Value
Noncontrolling interest holder put arrangements
INTI Education Holdings Sdn Bhd (INTI) - 10%	MYR	Current	$9,828	$9,828
Pearl Retail Solutions Private Limited and Creative Arts Education Society (Pearl) - 45%	INR	Current	13,329	13,329
Stamford International University (STIU) - Puttable preferred stock of TEDCO	THB	Current	58	58
Total noncontrolling interest holder put arrangements			23,215	23,215
Puttable common stock - currently redeemable	USD	Current	4	4
Puttable common stock - not currently redeemable	USD	*	—	2,303
Total redeemable noncontrolling interests and equity			$23,219	$25,522
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

On June 19, 2017, Laureate and the noncontrolling interest holders of Pearl amended the put and call option agreements in order to clarify certain aspects of the formula for determining the purchase price of the noncontrolling interests. The modifications to the agreement resulted in the exclusion of certain campus costs and liabilities in the purchase price calculation. As of June 30, 2017, we have recorded the put option at its total estimated redemption value of $13,329.

As described in Note 18, Subsequent Events, on July 11, 2017, the noncontrolling interest holders of Pearl notified Laureate of their election to exercise their put option for a portion of their total noncontrolling interest, which will require Laureate to purchase an additional 35% equity interest in Pearl. The purchase price for the 35% equity interest is approximately $11,500, and has been agreed to by the parties.

Series A Convertible Redeemable Preferred Stock Offering

As disclosed in our 2016 Form 10-K, on December 4, 2016, we signed a subscription agreement with six investors, including Kohlberg, Kravis and Roberts Co. L.P. and Snow Phipps Group LLC, both of which are affiliates of ours, pursuant to which we agreed to issue and sell to those investors an aggregate of 400 shares of a new series of our convertible redeemable preferred stock (the Series A Preferred Stock), consisting of 23 shares of Series A-1 Preferred Stock and 377 shares of Series A-2 Preferred Stock, in a private offering for total net proceeds of approximately $383,000. The closing of this transaction, for 343 shares, occurred on December 20, 2016 and we received net proceeds, after issuance costs, of approximately $328,000. One investor funded a portion of its purchase price for 57 shares, equal to $57,000 (approximately $55,000 net of issuance costs), in January 2017. The issuance costs are being accreted to the carrying value of the Series A Preferred Stock over the five-year redemption period.

The Series A Preferred Stock includes a Beneficial Conversion Feature (BCF) that was contingent on a qualified IPO (as defined in the Certificate of Designations governing the terms of the Series A Preferred Stock), which was consummated on February 6, 2017. Accordingly, during the first quarter of 2017, the Company recorded the BCF at its estimated fair value of $261,794 as a reduction of the carrying value of the Series A Preferred Stock and an increase to Additional Paid-In Capital. Beginning in the first quarter of 2017, the accretion of this BCF reduces net income available to common stockholders in the calculation of earnings per share, as shown in Note 14, Earnings (Loss) Per Share. The BCF will be accreted using a constant yield approach over a one-year period. For the six months ended June 30, 2017, we have recorded total accretion on the Series A Preferred Stock of $101,194, and as of June 30, 2017 the Series A Preferred Stock had a carrying value of $232,030. As of December 31, 2016, prior to the January 2017 funding of purchase price for the additional 57 shares of Series A Preferred Stock, and prior to the IPO and the recording of the IPO-contingent BCF, the Series A Preferred Stock had a carrying value of $332,957.

Other Loss Contingencies

Laureate is subject to legal actions arising in the ordinary course of its business. In management's opinion, we have adequate legal defenses, insurance coverage and/or accrued liabilities with respect to the eventuality of such actions. We do not believe that any settlement would have a material impact on our Consolidated Financial Statements.

Contingent Liabilities for Taxes

As of June 30, 2017 and December 31, 2016, Laureate has recorded cumulative liabilities totaling $61,290 and $67,192, respectively, for taxes other-than-income tax, principally payroll-tax-related uncertainties due to acquisitions of companies primarily in LatAm. The changes in this recorded liability are related to acquisitions, interest and penalty accruals, changes in tax laws, expirations of statutes of limitations, settlements and changes in foreign currency exchange rates. The terms of the statutes of limitations on these contingencies vary but can be up to 10 years. This liability is included in Other long-term liabilities on the Consolidated Balance Sheets. We have also recorded current liabilities for taxes other-than-income tax of $1,205 and $1,896, respectively, as of June 30, 2017 and December 31, 2016, in Other current liabilities on the Consolidated Balance Sheets. The recorded value of contingent liabilities is reduced when they are extinguished or the related statutes of limitations expire.

In addition, as of June 30, 2017 and December 31, 2016, Laureate has recorded cumulative liabilities for income tax contingencies of $108,542 and $103,471, respectively. In addition, we have identified certain tax-related contingencies that we have assessed as being reasonably possible of loss, but not probable of loss, and could have an adverse effect on the Company’s results of operations if the outcomes are unfavorable. In most cases, Laureate has received indemnifications from the former owners and/or noncontrolling interest holders of the acquired businesses for contingencies, and therefore, we do not believe we will sustain an economic loss even if we are required to pay these additional amounts. As of June 30, 2017 and December 31, 2016, indemnification assets primarily related to acquisition contingencies were $93,203 and $97,607, respectively. These indemnification assets primarily covered contingencies for income taxes and taxes other-than-income taxes.

Other Loss Contingencies

Laureate has accrued liabilities for certain civil actions against our institutions, a portion of which existed prior to our acquisition of these entities. As of June 30, 2017 and December 31, 2016, approximately $22,000 and $18,000, respectively, of loss contingencies were included in Other long-term liabilities and Other current liabilities on the Consolidated Balance Sheets. Laureate intends to vigorously defend against these lawsuits.

Hunan International Economics University (HIEU), our institution in China, is named as one of five defendants in a civil case involving a loan transaction that was entered into by certain noncontrolling interest holders of HIEU as borrowers, and was allegedly guaranteed by HIEU. The amount of the loan is approximately $29,000, including interest and penalties. The noncontrolling interest holders are the primary defendants in this civil case, with HIEU added in its alleged role as guarantor. Due to developments in the case that occurred during the second quarter of 2017, we determined that the probability of incurring a loss in this legal matter became reasonably possible as of June 30, 2017, but not probable, and therefore a liability has not been recorded. HIEU intends to defend itself in this matter.

Material Guarantees – Student Financing

Chile

The accredited Chilean institutions in the Laureate network also participate in a government-sponsored student financing program known as Crédito con Aval del Estado (the CAE Program). The CAE Program was formally implemented by the Chilean government in 2006 to promote higher education in Chile for lower socio-economic level students in good academic standing. The CAE Program involves tuition financing and guarantees that are provided by our institutions and the government. As part of the CAE Program, these institutions provide guarantees which result in contingent liabilities to third-party financing institutions, beginning at 90% of the tuition loans made directly to qualified students enrolled through the CAE Program and declining to 60% over time. The guarantees by these institutions are in effect during the period in which the student is enrolled, and the guarantees are assumed entirely by the government upon the student’s graduation. When a student leaves one of Laureate's institutions and enrolls in another CAE-qualified institution, the Laureate institution will remain guarantor of the tuition loans that have been granted up to the date of transfer, and until the student's graduation from a CAE-qualified institution. The maximum potential amount of payments our institutions could be required to make under the CAE Program was approximately $496,000 and $479,000 at June 30, 2017 and December 31, 2016, respectively. This maximum potential amount assumes that all students in the CAE Program do not graduate, so that our guarantee would not be assigned to the government, and that all students default on the full amount of the CAE-qualified loan balances. As of June 30, 2017 and December 31, 2016, we recorded $27,854 and $20,636, respectively, as estimated long-term guarantee liabilities for these obligations.

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

Standby Letters of Credit, Surety Bonds and Other Commitments

As of June 30, 2017 and December 31, 2016, Laureate's outstanding letters of credit (LOCs) and surety bonds primarily consisted of the items discussed below.

As of both June 30, 2017 and December 31, 2016, we had approximately $105,600 posted as LOCs in favor of the United States Department of Education (DOE). These LOCs were required to allow Walden, Kendall, NewSchool, and St. Augustine to continue participating in the DOE Title IV program. These LOCs are fully collateralized with cash equivalents and certificates of deposit, which are classified as Restricted cash and investments on our June 30, 2017 Consolidated Balance Sheet.

As of June 30, 2017 and December 31, 2016, we had $37,768 and $34,746, respectively, posted as cash-collateral for LOCs related to the Spain Tax Audits. The cash collateral for these LOCs was classified as Restricted cash and investments on our June 30, 2017 Consolidated Balance Sheet.

As part of our normal operations, our insurers issue surety bonds on our behalf, as required by various state education authorities in the United States. We are obligated to reimburse our insurers for any payments made by the insurers under the surety bonds. As of June 30, 2017 and December 31, 2016, the total face amount of these surety bonds was $11,544 and $12,162, respectively. These bonds are fully collateralized with cash, which is classified as Restricted cash and investments on our June 30, 2017 Consolidated Balance Sheet.

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

Note 9. Financing Receivables

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

Laureate’s financing receivables balances were as follows:

	June 30, 2017	December 31, 2016
Financing receivables	$24,249	$29,776
Allowance for doubtful accounts	(7,904)	(9,175)
Financing receivables, net of allowances	$16,345	$20,601

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

	Chile	Other	Total
As of June 30, 2017
Amounts past due less than one year	$7,973	$941	$8,914
Amounts past due one year or greater	2,856	1,468	4,324
Total past due (on non-accrual status)	10,829	2,409	13,238
Not past due	8,326	2,685	11,011
Total financing receivables	$19,155	$5,094	$24,249

As of December 31, 2016
Amounts past due less than one year	$8,711	$834	$9,545
Amounts past due one year or greater	3,899	1,482	5,381
Total past due (on non-accrual status)	12,610	2,316	14,926
Not past due	11,758	3,092	14,850
Total financing receivables	$24,368	$5,408	$29,776

The following is a rollforward of the Allowance for doubtful accounts related to financing receivables for the six months ended June 30, 2017 and 2016, grouped by country portfolio:

	Chile	Other	Total
Balance at December 31, 2016	$(6,209)	$(2,966)	$(9,175)
Charge-offs	2,033	353	2,386
Recoveries	—	(9)	(9)
Reclassifications	—	—	—
Provision	(1,112)	161	(951)
Currency adjustments	(100)	(55)	(155)
Balance at June 30, 2017	$(5,388)	$(2,516)	$(7,904)

Balance at December 31, 2015	$(7,240)	$(3,336)	$(10,576)
Charge-offs	1,805	56	1,861
Recoveries	—	—	—
Reclassifications	—	75	75
Provision	(861)	336	(525)
Currency adjustments	(204)	27	(177)
Balance at June 30, 2016	$(6,500)	$(2,842)	$(9,342)

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

The number of financing receivable accounts and the pre- and post-modification account balances modified under the terms of a TDR during the six months ended June 30, 2017 and 2016 were as follows:

	Number of Financing Receivable Accounts	Pre-Modification Balance Outstanding	Post-Modification Balance Outstanding
2017	326	$1,466	$1,336
2016	436	$7,489	$5,132

The preceding table represents accounts modified under the terms of a TDR during the six months ended June 30, 2017, whereas the following table represents accounts modified as a TDR between January 1, 2016 and June 30, 2017 that subsequently defaulted during the six months ended June 30, 2017:

	Number of Financing Receivable Accounts	Balance at Default
Total	124	$531

The following table represents accounts modified as a TDR between January 1, 2015 and June 30, 2016 that subsequently defaulted during the six months ended June 30, 2016:

	Number of Financing Receivable Accounts	Balance at Default
Total	231	$700

Note 10. Share-based Compensation

Share-based compensation expense was as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Stock options, net of estimated forfeitures	$9,550	$11,141	$28,831	$16,296
Restricted stock awards	3,399	2,390	6,506	4,315
Total non-cash stock compensation	12,949	13,531	35,337	20,611
Deferred compensation arrangement	—	214	—	298
Total	$12,949	$13,745	$35,337	$20,909

Stock Option Grant

On January 31, 2017, in connection with the Executive Profits Interests (EPI) agreement, we granted our CEO options (the EPI Options) to purchase 2,773 shares of our Class B common stock. The EPI Options vested upon consummation of the IPO on February 6, 2017. The exercise price of the EPI Options is equal to (i) $17.00 with respect to 50% of the shares of Class B common stock subject to the EPI Option and (ii) $21.32 with respect to 50% of the shares of Class B common stock subject to the EPI Option. The EPI Options are exercisable until December 31, 2019. The Company recorded approximately $14,600 of share-based compensation expense for the EPI Options in the first quarter of 2017.

Amendment to 2013 Long-Term Incentive Plan

On June 19, 2017, the Company’s Board of Directors (the Board) approved, subject to stockholder approval, an amendment and restatement of the Laureate Education, Inc. 2013 Long-Term Incentive Plan (as amended and restated, the 2013 Plan). Among other things, the amendment (i) increases the number of shares of Class A common stock that may be issued pursuant to awards under the 2013 Plan to 14,714; (ii) adds performance metrics, the ability to grant cash awards, and annual limits on grants, intended to qualify awards as performance-based awards that are not subject to certain limits on tax deductibility of compensation payable to certain executives; and (iii) extends the term of the 2013 Plan to June 18, 2027, the day before the 10th anniversary of the date of adoption of the amendment. On June 19, 2017, the holder of the majority of the voting power of the Company's outstanding stock (the Majority Holder) approved by written consent the amended and restated 2013 Plan and it became effective.

Stock Option Repricing

On June 19, 2017, the Board and the Majority Holder approved a stock option repricing (the Option Repricing). Pursuant to the Option Repricing, the exercise price of each Relevant Option (as defined below) was amended to reduce such exercise price to the average closing price of a share of the Company's Class A common stock as reported on the Nasdaq Global Select Market over the 20 calendar-day period following the mailing of the Notice and Information Statement to our stockholders. The average closing price of the Company's Class A common stock over such 20-day period was $17.44; accordingly, the exercise price of the Relevant Options was adjusted to $17.44.

Relevant Options were all outstanding stock options as of June 19, 2017 (vested or unvested) to acquire shares of Class B common stock granted under the 2013 Plan during calendar years 2013 through 2016, and totaled approximately 5,300 options. Since the modification of the terms of the awards occurred on June 19, 2017, the Company recorded incremental stock compensation expense during the second quarter of 2017 of approximately $5,100 for options that were vested at the modification date. Additionally, approximately $2,500 of incremental stock compensation expense related to options that were not yet vested at the modification date will be recognized over the remaining vesting period.

Note 11. Stockholders' Equity

The components of net changes in stockholders' equity were as follows:

	Laureate Education, Inc. Stockholders
	Class A Common Stock		Class B Common Stock		Common Stock		Additional paid-in capital	(Accumulated deficit) retained earnings	Accumulated other comprehensive (loss) income	Non-controlling interests	Total stockholders' equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2016	—	$—	—	$—	133,376	$534	$2,721,432	$(1,037,701)	$(1,052,055)	$32,182	$664,392
Non-cash stock compensation	—	—	—	—	—	—	35,337	—	—	—	35,337
Reclassification of Common stock into Class B common stock on January 31, 2017	—	—	133,376	534	(133,376)	(534)	—	—	—	—	—
Issuance of Class A common stock in initial public offering	35,000	140	—	—	—	—	456,421	—	—	—	456,561
Conversion of Class B shares to Class A shares	444	2	(444)	(2)	—	—	—	—	—	—	—
Vesting of restricted stock and exercise of stock options, net of shares withheld to satisfy tax withholding	23	—	188	1	—	—	(1,278)	—	—	—	(1,277)
Reclassification to equity upon expiration of put right on share-based awards	—	—	—	—	—	—	5,500	—	—	—	5,500
Dividends to noncontrolling interests	—	—	—	—	—	—	(587)	—	—	—	(587)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	—	(847)	(847)
Accretion of redeemable noncontrolling interests and equity	—	—	—	—	—	—	(6,030)	—	—	—	(6,030)
Accretion of Series A Convertible Redeemable Preferred Stock	—	—	—	—	—	—	(101,194)	—	—	—	(101,194)
Beneficial conversion feature for Series A Convertible Redeemable Preferred Stock	—	—	—	—	—	—	261,794	—	—	—	261,794
Reclassification of redeemable noncontrolling interests and equity	—	—	—	—	—	—	—	—	—	(736)	(736)
Net (loss) income	—	—	—	—	—	—	—	(6,422)	—	3,166	(3,256)
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	—	—	—	—	130,962	889	131,851
Unrealized gain on derivatives, net of tax of $0	—	—	—	—	—	—	—	—	6,099	—	6,099
Balance at June 30, 2017	35,467	$142	133,120	$533	—	$—	$3,371,395	$(1,044,123)	$(914,994)	$34,654	$1,447,607

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

	June 30, 2017			December 31, 2016
	Laureate Education, Inc.	Noncontrolling Interests	Total	Laureate Education, Inc.	Noncontrolling Interests	Total
Foreign currency translation loss	$(913,260)	$(1,415)	$(914,675)	$(1,044,222)	$(2,304)	$(1,046,526)
Unrealized gain (loss) on derivatives	881	—	881	(5,218)	—	(5,218)
Minimum pension liability adjustment	(2,615)	—	(2,615)	(2,615)	—	(2,615)
Accumulated other comprehensive loss	$(914,994)	$(1,415)	$(916,409)	$(1,052,055)	$(2,304)	$(1,054,359)

Note 12. Derivative Instruments

In the normal course of business, our operations are exposed to fluctuations in foreign currency values and interest rate changes. We may seek to control a portion of these risks through a risk management program that includes the use of derivative instruments.

The interest and principal payments for Laureate’s senior long-term debt arrangements are to be paid primarily in USD. Our ability to make debt payments is subject to fluctuations in the value of the USD against foreign currencies, since a majority of our operating cash used to make these payments is generated by subsidiaries with functional currencies other than USD. As part of our overall risk management policies, Laureate has at times entered into foreign currency swap contracts and floating-to-fixed interest rate swap contracts. In addition, we occasionally enter into foreign exchange forward contracts to reduce the impact of other non-functional currency-denominated receivables and payables.

We do not enter into speculative or leveraged transactions, nor do we hold or issue derivatives for trading purposes. We generally intend to hold our derivatives until maturity.

Laureate reports all derivatives at fair value. These contracts are recognized as either assets or liabilities, depending upon the derivative’s fair value. Gains or losses associated with the change in the fair value of these swaps are recognized in our Consolidated Statements of Operations on a current basis over the term of the contracts, unless designated and effective as a hedge. For swaps that are designated and effective as cash flow hedges, gains or losses associated with the change in fair value of the swaps are recognized in our Consolidated Balance Sheets as a component of AOCI and amortized into earnings as a component of Interest expense over the term of the related hedged items.

The reported fair values of our derivatives, which are classified in Derivative instruments on our Consolidated Balance Sheets, were as follows:

	June 30, 2017	December 31, 2016
Derivatives designated as hedging instruments:
Long-term assets:
Interest rate swaps	$881	$—
Current liabilities:
Interest rate swaps	—	5,218
Derivatives not designated as hedging instruments:
Long-term assets:
Contingent redemption features - Series A Preferred Stock	48,290	4,464
Long-term liabilities:
Cross currency and interest rate swaps	7,663	7,420
Interest rate swaps	278	330
Total derivative instrument assets	$49,171	$4,464
Total derivative instrument liabilities	$7,941	$12,968

Derivatives Designated as Hedging Instruments

2024 Term Loan Interest Rate Swaps

In May 2017, Laureate entered into, and designated as cash flow hedges, four pay-fixed, receive-floating amortizing interest rate swaps with notional amounts of $100,000, $100,000, $200,000 and $300,000, respectively. These notional amounts match the corresponding principal of the 2024 Term Loan borrowings of which these swaps are effectively hedging the interest payments. As such, the notional values amortize annually based on the terms of the agreements to match the principal borrowings as they are repaid. Refer to Note 7, Debt, for further information regarding the underlying borrowings. These swaps effectively fix the floating interest rate on the term loan to reduce exposure to variability in cash flows attributable to changes in the USD-LIBOR-BBA swap rate. All four swaps have an effective date of May 31, 2017 and mature on May 31, 2022. The terms of the swaps require Laureate to pay interest on the basis of fixed rates of 1.756%, 1.796%, 1.796% and 1.763% on the $100,000, $100,000, $200,000 and $300,000 notional values, respectively. Laureate will receive interest for all four swaps on the basis of one-month USD-LIBOR-BBA, with a floor of 1%. As of June 30, 2017, these interest rate swaps had an estimated fair value of $881.

Interest Rate Swaps

In September 2011, Laureate entered into two forward interest rate swap agreements that were designated as cash flow hedges. The swaps effectively fixed interest rates on existing variable-rate borrowings in order to manage our exposure to future interest rate volatility. Both swaps had an effective date of June 30, 2014 and matured on June 30, 2017. The terms of the swaps required Laureate to pay interest on the basis of fixed rates of 2.61% on a $450,000 notional amount swap and 2.71% on a $300,000 notional amount swap, and receive interest for both swaps on the basis of three-month LIBOR, with a floor of 1.25%. The gain or loss on these swaps was deferred in AOCI and then reclassified into earnings as a component of Interest expense in the same periods during which the hedged forecasted transactions affected earnings. As of June 30, 2017, all of the gain or loss previously deferred in AOCI had been recognized in earnings since the swaps had matured. As of December 31, 2016, these interest rate swaps had an estimated fair value of $5,218.

The table below shows the total recorded unrealized gain (loss) of these swaps in Comprehensive income (loss). The impact of derivative instruments designated as hedging instruments on Comprehensive income (loss), Interest expense and AOCI were as follows:

For the three months ended June 30:

	Gain Recognized in Comprehensive Income (Effective Portion)		Income Statement Location	Loss Reclassified from AOCI to Income (Effective Portion)
	2017	2016		2017	2016
Interest rate swaps	$3,508	$1,910	Interest expense	$(3,047)	$(2,658)

For the six months ended June 30:

	Gain Recognized in Comprehensive Income (Effective Portion)		Income Statement Location	Loss Reclassified from AOCI to Income (Effective Portion)
	2017	2016		2017	2016
Interest rate swaps	$6,099	$3,123	Interest expense	$(5,733)	$(5,315)

Derivatives Not Designated as Hedging Instruments

Derivatives related to Series A Preferred Stock Offering

The Company identified several derivatives associated with the issuance of the Series A Preferred Stock as discussed in Note 8, Commitments and Contingencies. The embedded derivatives are related to certain contingent redemption features of the Series A Preferred Stock. As of June 30, 2017 and December 31, 2016, the estimated fair values of these derivatives were assets of $48,290 and $4,464, respectively, and were recorded in Derivative instruments as noncurrent assets on the Consolidated Balance Sheets. During the first quarter of 2017, $4,384 was bifurcated from the carrying value of the Series A Preferred Stock and recorded as derivative assets. The increase in estimated fair value during the six months ended June 30, 2017 of $39,442 was recorded as an unrealized gain on derivatives in the Consolidated Statement of Operations. These derivatives are not designated as hedges for accounting purposes thus the changes in estimated fair value are recognized as a component of earnings.

CLP to Unidad de Fomento (UF) Cross Currency and Interest Rate Swaps

The cross currency and interest rate swap agreements are intended to provide a better correlation between our debt obligations and operating currencies. In 2010, one of our subsidiaries in Chile entered into four cross currency and interest rate swap agreements. One of the swaps matures on December 1, 2024, and the remaining three mature on July 1, 2025 (the CLP to UF cross currency and interest rate swaps). The UF is a Chilean inflation-adjusted unit of account. The four swaps have an aggregate notional amount of approximately $31,000, and convert CLP-denominated, floating-rate debt to fixed-rate UF-denominated debt. The CLP to UF cross currency and interest rate swaps were not designated as hedges for accounting purposes. As of June 30, 2017 and December 31, 2016, these swaps had an estimated fair value of $7,663 and $7,420, respectively, which was recorded in Derivative instruments as a long-term liability.

THINK Interest Rate Swaps

Laureate acquired THINK on December 20, 2013, and financed a portion of the purchase price by borrowing AUD 45,000 (US $34,223 at June 30, 2017) under a syndicated facility agreement in the form of two term loans of AUD 22,500 each. The terms of the syndicated facility agreement required THINK to enter into an interest rate swap within 45 days from the agreement's December 20, 2013 effective date, in order to convert at least 50% of the AUD 45,000 of term loan debt from a variable interest rate based on the BBSY bid rate, an Australia bank rate, to a fixed interest rate. Accordingly, on January 31, 2014, THINK executed an interest rate swap agreement with an original notional amount of AUD 22,500 to satisfy this requirement and converted AUD 22,500 (US $17,111 at June 30, 2017) of the variable rate component of the term loan debt to a fixed interest rate of 3.86%. The notional amount of the swap decreases quarterly based on the terms of the agreement, and the swap matures on December 20, 2018. This interest rate swap was not designated as a hedge for accounting purposes, and had an estimated fair value of $278 and $330 at June 30, 2017 and December 31, 2016, respectively, which was recorded in Derivative instruments as a long-term liability.

Components of the reported Gain (loss) on derivatives not designated as hedging instruments in the Consolidated Statements of Operations were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Unrealized Gain (Loss)
Contingent redemption features - Series A Preferred	$27,219	$—	$39,442	$—
Cross currency and interest rate swaps	(145)	12,463	(127)	2,465
Interest rate swaps	45	(50)	71	(51)
	27,119	12,413	39,386	2,414
Realized Loss
Cross currency and interest rate swaps	(149)	(10,365)	(269)	(11,069)
Interest rate swaps	—	(49)	—	(96)
	(149)	(10,414)	(269)	(11,165)
Total Gain (Loss)
Contingent redemption features - Series A Preferred	27,219	—	39,442	—
Cross currency and interest rate swaps	(294)	2,098	(396)	(8,604)
Interest rate swaps	45	(99)	71	(147)
Gain (loss) on derivatives, net	$26,970	$1,999	$39,117	$(8,751)

The realized loss on derivatives during the three and six months ended June 30, 2016 was from a deal-contingent forward exchange swap agreement related to the sale of our Swiss and associated institutions. In June 2016 we completed the sale of those institutions and the swap was settled.
Credit Risk and Credit-Risk-Related Contingent Features
Laureate’s derivatives expose us to credit risk to the extent that the counterparty may possibly fail to perform its contractual obligation. The amount of our credit risk exposure is equal to the fair value of the derivative when any of the derivatives are in a net gain position. As of June 30, 2017 and December 31, 2016, the estimated fair values of derivatives in a gain position were $49,171 and $4,464, respectively; however, this carrying value relates almost entirely to the redemption rights of the holders of the Series A Preferred Stock, which do not expose us to credit risk. Our counterparty credit risk is currently limited to the 2024 Term Loan Interest Rate Swaps with aggregate fair values in a gain position of $881 as of June 30, 2017.

Laureate has limited its credit risk by only entering into derivative transactions with highly rated major financial institutions. We have not entered into collateral agreements with our derivatives' counterparties. At June 30, 2017, one institution which was rated Aa3, four institutions which were rated A1 and one institution which was rated A3 by the global rating agency of Moody's Investors Service accounted for all of Laureate's derivative credit risk exposure.

Laureate's agreements with its derivative counterparties contain a provision under which we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to a default on the indebtedness. As of June 30, 2017 and December 31, 2016, we had not breached any default provisions and had not posted any collateral related to these agreements. If we had breached any of these provisions, we could have been required to settle the obligations under the derivative agreements for an amount that we believe would approximate their estimated fair value of $7,941 as of June 30, 2017 and $12,968 as of December 31, 2016.

Note 13. Income Taxes

Laureate uses the liability method to account for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For interim purposes, we also apply ASC 740-270, "Income Taxes - Interim Reporting."

Laureate's income tax provisions for all periods consist of federal, state and foreign income taxes. The tax provisions for the six months ended June 30, 2017 and 2016 were based on estimated full-year effective tax rates, after giving effect to significant items related specifically to the interim periods, including the mix of income for the period between higher-taxed and lower-taxed jurisdictions. Laureate has operations in multiple countries, many of which have statutory tax rates lower than the United States or are tax-exempt entities, and other operations that are loss-making entities for which it is not more likely than not that a tax benefit will be realized on the loss. Generally, lower tax rates in these foreign jurisdictions along with Laureate’s intent and ability to indefinitely reinvest foreign earnings outside of the United States results in an effective tax rate significantly lower than the statutory rate in the United States.

Note 14. Earnings (Loss) Per Share

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
The following tables summarize the computations of basic and diluted earnings per share:

For the three months ended June 30,	2017	2016
Numerator used in basic and diluted earnings per common share:
Income from continuing operations attributable to Laureate Education, Inc.	$116,386	$347,389

Accretion of redemption value of redeemable noncontrolling interests and equity	(6,352)	749
Adjusted for: accretion related to noncontrolling interests and equity redeemable at fair value	(919)	(1,108)
Accretion of Series A convertible redeemable preferred stock	(61,934)	—
Distributed and undistributed earnings to participating securities	(7)	(79)
Accretion of Series A convertible redeemable preferred stock and other redeemable noncontrolling interests and equity	(69,212)	(438)
Net income available to common stockholders	$47,174	$346,951

Denominator used in basic and diluted earnings per common share:
Basic weighted average shares outstanding	168,591	133,291
Effect of dilutive stock options	—	851
Effect of dilutive restricted stock units	66	55
Dilutive weighted average shares outstanding	168,657	134,197

Basic and diluted earnings per share:
Basic earnings per share	$0.28	$2.60
Diluted earnings per share	$0.28	$2.59

For the six months ended June 30,	2017	2016
Numerator used in basic and diluted (loss) earnings per common share:
(Loss) income from continuing operations attributable to Laureate Education, Inc.	$(6,422)	$244,222

Accretion of redemption value of redeemable noncontrolling interests and equity	(530)	2,112
Adjusted for: accretion related to noncontrolling interests and equity redeemable at fair value	(6,357)	(957)
Accretion of redemption value of Series A Preferred Stock	(101,194)	—
Distributed and undistributed earnings to participating securities	—	(78)
Accretion of Series A convertible redeemable preferred stock and other redeemable noncontrolling interests and equity	(108,081)	1,077
Net (loss) income available to common stockholders	$(114,503)	$245,299

Denominator used in basic and diluted (loss) earnings per common share:
Basic weighted average shares outstanding	161,620	133,285
Effect of dilutive stock options	—	862
Effect of dilutive restricted stock units	—	54
Dilutive weighted average shares outstanding	161,620	134,201

Basic and diluted (loss) earnings per share:
Basic (loss) earnings per share	$(0.71)	$1.84
Diluted (loss) earnings per share	$(0.71)	$1.83

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

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Stock options	13,149	5,523	12,724	5,512
Restricted stock	173	141	529	114

Note 15. Related Party Transactions

Corporate

Santa Fe University of Arts and Design (SFUAD)

SFUAD is owned by Wengen Alberta, Limited Partnership (Wengen), our controlling stockholder. Laureate is affiliated with SFUAD, but does not own or control it and, accordingly, SFUAD is not included in the financial results of Laureate. On May 18, 2016, SFUAD announced that it had signed an agreement to be acquired by a private education provider with a global network of colleges and universities that focus on art and design education. This agreement was terminated by the parties thereto on March 29, 2017. On April 12, 2017, SFUAD announced that it plans to close after the end of the 2017-2018 academic year and will work with its students on a phased teach-out and transfer process for students who are eligible to complete their degrees by May 2018 and appropriate transfer opportunities for other students. The teach-out plan is subject to approval by the Higher Learning Commission (HLC).

Transactions between Laureate and Affiliates, Directors and a Former Executive

During the first quarter of 2017, Laureate made a charitable contribution of $2,000 to the Sylvan Laureate Foundation, a non-profit foundation that supports programs designed to promote education and best practices and principles in teaching. The payment was accrued in prior periods.

An affiliate of one of the Wengen investors acted as a financial adviser in connection with our IPO and we paid this affiliate $1,500 for its services during the six months ended June 30, 2017.

During the six months ended June 30, 2017, we made payments of approximately $580 in the aggregate to members of our Board for their services as directors.

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

During the six months ended June 30, 2017, the maturity dates of five loans made by the noncontrolling interest holder were extended. The first loan was made by the noncontrolling interest holder in December 2013 and the maturity date was extended from December 2016 to December 2018. The second loan was made by the noncontrolling interest holder in March 2015 and the maturity date was extended from September 2016 to September 2019. The third loan was made by the noncontrolling interest holder in June 2015 and the maturity date was extended from December 2016 to December 2018. The fourth loan was made by the noncontrolling interest holder in April 2014 and the maturity date was extended from April 2017 to April 2019. The fifth loan was made by the noncontrolling interest holder in October 2015 and the maturity date was extended from April 2017 to October 2019. The total outstanding balance of these five loans, including accrued interest, at the extension dates was Moroccan Dirham (MAD) 74,262 (approximately US $7,604 at June 30, 2017). Each of these loans bears an interest rate of 4.5% per annum.

As of June 30, 2017, we had total related party payables of $8,476 to the noncontrolling interest holder of LSEH for the outstanding balance on these loans plus accrued interest, of which $844 and $7,632 was recorded as current and noncurrent, respectively.

China

Transactions between China businesses and Noncontrolling Interest Holders of HIEU

A portion of real property that HIEU has paid for, including land and buildings, is mortgaged as collateral for corporate loans that the entity controlled by certain noncontrolling interest holders of HIEU has entered into with third-party banks. In December 2013, the noncontrolling interest holders of HIEU signed an agreement with Laureate and committed to: (1) remove all encumbrances on HIEU’s real property no later than September 30, 2014 and (2) cause the entity to complete the transfer of title relating to the encumbered real property to HIEU no later than December 31, 2014. Under the terms of this agreement, the noncontrolling interest holders also agreed to pay any and all transfer taxes, fees and other costs that are required in connection with the removal of the encumbrances and the transfer of titles, which are estimated to be approximately $2,000. As collateral for their performance under the agreement, the noncontrolling interest holders pledged to Laureate their 30% equity interest in the sponsoring entity of HIEU. The noncontrolling interest holders of HIEU have not completed their commitment to remove the encumbrances over the real property or completed the transfer of the real property. Under the terms of the agreement, Laureate has the right to receive the sale proceeds of the noncontrolling interest holders' 30% equity interest, up to the amount owing to it under the equity pledge, in priority to other creditors of the noncontrolling interest holders. On February 22, 2016, certain creditors of the noncontrolling interest holders initiated an enforcement process against the noncontrolling interest holders. The creditors have requested the court to auction a portion of the equity interest of the noncontrolling interest holders. The court auction was originally scheduled for March 2017; however no bids were received at the originally scheduled court auction. A subsequent auction was held but no purchase of the equity interest was finalized. As a result, the court has set another auction date for August 22, 2017. As the registered pledgee, Laureate has the right to receive the sale proceeds of the noncontrolling interest holders' equity interest, up to the amount owing to it under the equity pledge, in priority to other creditors of the noncontrolling interest holders. As of both June 30, 2017 and December 31, 2016, Laureate’s net carrying value of the encumbered real property was approximately $12,000.

South Africa

Transactions between Laureate and Noncontrolling Interest Holder of Monash South Africa (MSA)

During the first quarter of 2017, we received an additional loan from the noncontrolling interest holder of MSA in the amount of $943. The loan matures in January 2026 and bears interest at a rate of 10.5% per annum.

Note 16. Legal and Regulatory Matters

Laureate is subject to legal proceedings arising in the ordinary course of business. In management's opinion, we have adequate legal defenses, insurance coverage, and/or accrued liabilities with respect to the eventuality of these actions. Management believes that any settlement would not have a material impact on Laureate's financial position, results of operations, or cash flows. For further description, see our 2016 Form 10-K. Discussed below are those matters that had material developments during the six months ended June 30, 2017.

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

The Company believes that Bilgi is in compliance with all laws and regulations. Bilgi exercised its right to appeal this decision to the YÖK to demonstrate the validity and value of the services procured from the Company subsidiary. Under the YÖK’s rules, the YÖK was required to rule on Bilgi’s appeal not later than August 8, 2017. If the YÖK did not rule by that date, the appeal would be deemed to have been rejected. As of the close of business in Turkey on August 8, 2017, Bilgi had not been informed of any ruling by the YÖK. Bilgi intends to appeal the YÖK’s rejection of its appeal to the Turkish court system and it has been advised that the YÖK will not take any action against it relating to payments made to the Company’s subsidiary for the services described above during the pendency of this appeal. As the Company currently consolidates Bilgi under the variable interest entity model, if the Company is unable to provide services under its contracts with Bilgi and receive the economic benefits from those contracts as a result of the determinations in the Annual Audit, deconsolidation of Bilgi could be required. Deconsolidation, if required, could have a material adverse effect on the Company’s business, financial condition and results of operations, including possible write-off of all or a portion of the Company’s investment in Bilgi and a reduction in operating income. At June 30, 2017 and December 31, 2016, Bilgi had total assets of approximately $84,000 and $83,000, respectively, and total liabilities of $54,000 and $63,000, respectively. Total liabilities include approximately $28,000 and $19,000 of net intercompany liabilities as of June 30, 2017 and December 31, 2016, respectively. During fiscal year 2016, Bilgi generated approximately $106,000 of the Company’s consolidated revenue and approximately $26,000 of the Company’s consolidated operating income and incurred approximately $6,000 of depreciation and amortization expense.

Chilean Regulation - Higher Education Bill

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

On July 17, 2017, the Chamber of Deputies, which is the lower house of the Chilean Congress, passed the 2017 Higher Education Bill, substantially in the form described above. The 2017 Higher Education Bill has now moved to the Chilean Senate, where it has been referred for consideration by the Senate Education Commission. Members of the Chamber of Deputies have announced that they intend to bring constitutional challenges to 16 provisions of the bill passed by the Chamber of Deputies. If the 2017 Higher Education Bill is passed by the Chilean Senate without resolving the challenged provisions, those provisions would be referred to the Chilean Constitutional Court for resolution prior to the bill taking effect.

We are currently evaluating the effect the proposed 2017 Higher Education Bill would have on the Chilean institutions in the Laureate International Universities network if it is adopted in the form introduced in the Chilean Congress and approved by the Chamber of Deputies. We cannot predict whether or not the proposed 2017 Higher Education Bill will be adopted in this form or if it, or any part of it, will survive constitutional challenge, or if any higher education legislation will be adopted that would affect the institutions in the Laureate International Universities network. However, if any such legislation is adopted, it could have a material adverse effect on our results of operations and financial condition.

As the Company currently consolidates certain of its institutions in Chile under the variable interest entity model, the Company will review such consolidation upon passage of any new higher education bill. Deconsolidation of one or more of our Chilean institutions, if required, could have a material adverse effect on the Company’s business, financial condition and results of operations.

Note 17. Fair Value Measurement

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

Laureate’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2017 were as follows:

	Total	Level 1	Level 2	Level 3
Assets
Derivative instruments	$49,171	$—	$—	$49,171
Liabilities
Derivative instruments	$7,941	$—	$—	$7,941

Laureate’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2016 were as follows:

	Total	Level 1	Level 2	Level 3
Assets
Derivative instruments	$4,464	$—	$—	$4,464
Liabilities
Derivative instruments	$12,968	$—	$—	$12,968

The changes in our Level 3 Derivative instruments measured at fair value on a recurring basis for the six months ended June 30, 2017 were as follows:

Total Assets (Liabilities)
Balance December 31, 2016	$(8,504)
Gain (loss) included in earnings:
Unrealized gains, net	39,386
Realized losses, net	(269)
Included in other comprehensive income	6,099
Included in issuance of Series A convertible redeemable Preferred Stock	4,384
Settlements	269
Currency translation adjustment	(135)
Balance June 30, 2017	$41,230
Unrealized gain, net relating to derivatives held at June 30, 2017	$39,386

The following table presents quantitative information regarding the significant unobservable inputs utilized in the fair value measurements of the Company's assets/(liabilities) classified as Level 3 as of June 30, 2017:

	Fair Value at June 30, 2017	Valuation Technique	Unobservable Input	Range/Input Value
Contingent redemption features - Series A Preferred Stock	$48,290	Monte Carlo Simulation Method	Credit Risk	5.45%
Derivative instruments - cross currency and interest rate swaps	$(7,060)	Discounted Cash Flow	Credit Risk	4.41%

Note 18. Subsequent Events

Segment Change

Effective August 1, 2017, we changed our operating segments in order to realign our segments according to how our chief operating decision maker will now allocate resources and assess performance. The segment changes will result in Laureate increasing its number of operating segments from three operating segments to six operating segments, and is consistent with our goal of flattening our organizational structure to improve decision speed and operating effectiveness.

The change includes the creation of three operating segments (Brazil, Mexico and Andean & Iberian) from the current LatAm segment. Our institutions in Spain and Portugal (Iberian) will move from the EMEAA segment and combine with our institutions in Chile and Peru to form the Andean & Iberian segment. In addition, our institutions in Central America, which were previously part of the LatAm segment, will combine with our campus-based institutions in the United States, which were previously part of the GPS segment, to form the Central America and U.S. Campuses segment. The Online & Partnerships segment will consist of the online institutions that were previously part of the GPS segment. In summary, our six operating segments will be as follows:

•	Brazil;

•	Mexico;

•	Andean & Iberian;

•	Central America & U.S. Campuses;

•	Online & Partnerships; and

•	EMEAA.

This change will be reflected in the segment information beginning in the third quarter of 2017, the period in which the change occurred.

Pearl Put Exercise

As discussed in Note 8, Commitments and Contingencies, on July 11, 2017, the noncontrolling interest holders of Pearl notified Laureate of their election to exercise their put option for a portion of their total noncontrolling interest, which will require Laureate to purchase an additional 35% equity interest in Pearl. The purchase price for the 35% equity interest is approximately $11,500 and is expected to be paid during the third quarter of 2017.

Consummation of Note Exchange Transaction

As described in Note 7, Debt, on April 15, 2016, the Company entered into the Note Exchange Agreements pursuant to which we agreed to exchange $250,000 in aggregate principal amount of Senior Notes due 2019 for shares of the Company's Class A common stock. On August 2, 2017, we sent notices to the holders of these notes indicating that the closing of the exchange contemplated by the Note Exchange Agreements is expected to be consummated on Friday, August 11, 2017. At closing, the Senior Notes due 2019 will be exchanged for a total of 18,683 shares of the Company's Class A common stock and the Senior Notes due 2019 would be canceled.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains ‘‘forward-looking statements’’ within the meaning of the federal securities laws, which involve risks and uncertainties. You can identify forward-looking statements because they contain words such as ‘‘believes,’’ ‘‘expects,’’ ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘seeks,’’ ‘‘approximately,’’ ‘‘intends,’’ ‘‘plans,’’ ‘‘estimates’’ or ‘‘anticipates’’ or similar expressions that concern our strategy, plans or intentions. Any statements we make relating to estimated and projected earnings, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. All of these forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those we expected. We derive most of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, including, without limitation, in conjunction with the forward-looking statements included in this Form 10-Q, are disclosed in ‘‘Item 1—Business, Item 1A—Risk Factors’’ of our 2016 Form 10-K and in ‘‘Item 1A—Risk Factors’’ of this Quarterly Report on Form 10-Q. Some of the factors that we believe could affect our results include:
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

Overview

Our Business

We are the largest global network of degree-granting higher education institutions. As of June 30, 2017, we had more than one million students enrolled at our 69 institutions in 25 countries on more than 200 campuses, which we collectively refer to as the Laureate International Universities network. We participate in the global higher education market, which was estimated to account for revenues of approximately $1.5 trillion in 2015, according to Global Silicon Valley (GSV). We believe the global higher education market presents an attractive long-term opportunity, primarily because of the large and growing imbalance between the supply and demand for quality higher education around the world. Advanced education opportunities drive higher earnings potential, and we believe the projected growth in the middle class population worldwide and limited government resources dedicated to higher education create substantial opportunities for high-quality private institutions to meet this growing and unmet demand. Our outcomes-driven strategy is focused on enabling millions of students globally to prosper and thrive in the dynamic and evolving knowledge economy.

In 1999, we made our first investment in higher education and, since that time, we have developed into the global leader in higher education, based on the number of students, institutions and countries making up our network. As of June 30, 2017, our global network of 69 institutions comprised 57 institutions we owned or controlled, and an additional 12 institutions that we managed or with which we had other relationships. We have three reporting segments as described below. We group our institutions by geography in Latin America (LatAm) and Europe, Middle East, Africa and Asia Pacific (EMEAA) for reporting purposes. Our Global Products and Services (GPS) segment includes fully online institutions and campus-based institutions in the United States.

Our Segments

As previously disclosed in our 2016 Form 10-K and our Quarterly Report on Form 10-Q for the period ended March 31, 2017, effective March 31, 2017, we combined our previously separate Europe and AMEA (Asia Pacific, Middle East and Africa) segments in order to reflect our belief that we will be able to operate the institutions in those segments more successfully and efficiently under common management. The combined segment is called EMEAA. This change has been reflected in the quarterly segment information beginning in the first quarter of 2017, the period in which the change occurred. As required, the 2016 segment information that is presented for comparative purposes has also been revised to reflect this segment change.

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

•
The EMEAA segment includes institutions in the European countries of Cyprus, Germany, Italy, Portugal, Spain and Turkey, as well as locations in the Middle East, Africa and Asia Pacific consisting of campus-based institutions with operations in Australia, China, India, Malaysia, Morocco, New Zealand, South Africa and Thailand. Additionally, EMEAA manages nine licensed institutions in the Kingdom of Saudi Arabia and manages one additional institution in China through a joint venture arrangement. The institutions generate revenues by providing professional-oriented fields of study with undergraduate and graduate degree programs in a wide variety of disciplines. The programs at these institutions are mainly campus-based, but several institutions have begun to introduce online and hybrid programs.

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

The following information for our operating segments is presented as of June 30, 2017:

	LatAm	EMEAA	GPS	Total
Countries	8	15	2	25
Institutions	29	33	7	69
Enrollment	857,400	143,400	70,100	1,070,900

2017 YTD Revenues ($ in millions) (1)	$1,252.6	$472.7	$412.9	$2,133.4
% Contribution to 2017 YTD Revenues (1)	59%	22%	19%	100%

(1) The elimination of inter-segment revenues and amounts related to Corporate, which total $4.7 million, is not separately presented.

Effective August 1, 2017, we changed our operating segments; see Note 18, Subsequent Events, in our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further description.

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

Factors Affecting Comparability

Acquisitions

Our past experiences provide us with the expertise to further our mission of providing high-quality, accessible and affordable higher education to students by expanding into new markets, primarily through acquisitions. Acquisitions affect the comparability of our financial statements from period to period. Acquisitions completed during one period impact comparability to a prior period in which we did not own the acquired entity. Therefore, changes related to such entities are considered "incremental impact of acquisitions" for the first 12 months of our ownership. We made no acquisitions in 2016 and only one very small acquisition in 2017 that had essentially no impact on the comparability of the 2017 and 2016 periods presented.

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

Summary Comparison of Consolidated Results

Discussion of Significant Items Affecting the Consolidated Results for the Six Months Ended June 30, 2017 and 2016

Six Months Ended June 30, 2017

During the second quarter of 2017, the Company completed refinancing transactions that resulted in repayment of the previous senior credit facility and the redemption of the 9.250% Senior Notes due 2019 (the Senior Notes due 2019) (other than $250.0 million in aggregate principal amount of the Senior Notes due 2019 that the Company exchanged on April 21, 2017 for substantially identical but non-redeemable notes issued under a new indenture (the Exchanged Notes)). As a result of the refinancing transactions, during the six months ended June 30, 2017, we recorded approximately $22.8 million in General and administrative expenses related to new third-party costs, as well as a Loss on debt extinguishment of $6.9 million.

Six Months Ended June 30, 2016

On June 14, 2016, we sold the operations of Glion in Switzerland and the United Kingdom, and the operations of Les Roches in Switzerland and the United States, as well as Haute école spécialisée Les Roches-Gruyère SA (LRG) in Switzerland, Les Roches Jin Jiang in China, Royal Academy of Culinary Arts (RACA) in Jordan and Les Roches Marbella in Spain, which resulted in a gain on sale of approximately $243.3 million. This gain is included in other non-operating income in the tables below.

Comparison of Consolidated Results for the Three Months Ended June 30, 2017 and 2016

			% Change
			Better/(Worse)
(in millions)	2017	2016	2017 vs. 2016
Revenues	$1,277.4	$1,231.9	4%
Direct costs	942.2	963.8	2%
General and administrative expenses	91.3	57.5	(59)%
Operating income	243.9	210.6	16%
Interest expense, net of interest income	(94.5)	(101.8)	7%
Other non-operating income	9.8	268.6	(96)%
Income from continuing operations before income taxes and equity in net income of affiliates	159.1	377.4	(58)%
Income tax expense	(42.0)	(28.4)	(48)%
Equity in net income of affiliates, net of tax	—	0.3	(100)%
Net income	117.1	349.2	(66)%
Net income attributable to noncontrolling interests	(0.7)	(1.8)	(61)%
Net income attributable to Laureate Education, Inc.	$116.4	$347.4	(66)%

For further details on certain discrete items discussed below, see "Discussion of Significant Items Affecting the Consolidated Results."
Comparison of Consolidated Results for the Three Months Ended June 30, 2017 to the Three Months Ended June 30, 2016
Revenues increased by $45.5 million to $1,277.4 million for the three months ended June 30, 2017 (the 2017 fiscal quarter) from $1,231.9 million for the three months ended June 30, 2016 (the 2016 fiscal quarter). This revenue increase was driven by the increased average total enrollment at a majority of our institutions, which increased revenues by $34.4 million. The effect of changes in tuition rates and enrollments in programs at varying price points ("product mix"), pricing and timing resulted in a $64.2 million increase in revenues, which primarily resulted from the deferral of approximately $30.0 million of revenues from the 2016 fiscal quarter to subsequent quarters as a result of class disruptions at two of our Chilean institutions during a nationwide student protest that lasted several weeks. The effect of a net change in foreign currency exchange rates increased revenues by $11.2 million for the 2017 fiscal quarter compared to the 2016 fiscal quarter. Partially offsetting these increases in revenues was the incremental impact of dispositions in 2016, which reduced revenues by $64.6 million for the 2017 fiscal quarter compared to the 2016 fiscal quarter. Other Corporate and Elimination changes accounted for an increase in revenues of $0.3 million.
Direct costs and general and administrative expenses combined increased by $12.2 million to $1,033.5 million for the 2017 fiscal quarter from $1,021.3 million for the 2016 fiscal quarter. This increase in direct costs was driven by the result of overall higher average total enrollments and expanded operations, which increased direct costs by $29.0 million. The effect of a net change in foreign currency exchange rates increased direct costs by $6.7 million for the 2017 fiscal quarter compared to the 2016 fiscal quarter. Other Corporate and Eliminations expenses accounted for an increase in costs of $32.3 million in the 2017 fiscal quarter, which primarily resulted from an expense of $22.8 million related to the portion of the refinancing transactions that was deemed to be a debt modification. Offsetting these direct cost increases was the incremental impact of dispositions, which decreased costs by $52.1 million in the 2017 fiscal quarter. Acquisition-contingent liabilities for taxes other than income tax, net of changes in recorded indemnification assets increased direct costs by $0.4 million in the 2017 fiscal quarter and by $4.1 million in the 2016 fiscal quarter, decreasing net expenses by $3.7 million in 2017 compared to 2016.
Operating income increased by $33.3 million to $243.9 million for the 2017 fiscal quarter from $210.6 million for the 2016 fiscal quarter. The increase in operating income was the result of increased operating income in our LatAm segment partially offset by decreased operating income in our EMEAA and GPS segments and higher 2017 operating expenses at our Corporate segment.
Interest expense, net of interest income decreased by $7.3 million to $94.5 million for the 2017 fiscal quarter from $101.8 million for the 2016 fiscal quarter. The decrease in interest expense was primarily attributable to lower average debt balances outstanding during the 2017 fiscal quarter.

Other non-operating income decreased by $258.8 million to $9.8 million for the 2017 fiscal quarter from $268.6 million for the 2016 fiscal quarter. This decrease was primarily attributable to a gain in the 2016 fiscal quarter for a change of $243.4 million; increase in loss on debt extinguishment of $5.2 million; and a loss on foreign currency exchange in the 2017 fiscal quarter compared to a gain in the 2016 fiscal quarter for a change of $36.0 million. These decreases were partially offset by an increase in gain on derivatives of $25.0 million combined with a decrease in other non-operating expense of $0.8 million in the 2017 fiscal quarter compared to the 2016 fiscal quarter.
Income tax expense increased by $13.6 million to $42.0 million for the 2017 fiscal quarter from $28.4 million for the 2016 fiscal quarter. This increase was primarily due to changes in the mix of pre-tax book income attributable to taxable and non-taxable entities in various taxing jurisdictions and a discrete benefit from deferred taxes of $7.9 million in 2016 related to the sale of hospitality management schools.
Comparison of Consolidated Results for the Six Months Ended June 30, 2017 and 2016

			% Change
			Better/(Worse)
(in millions)	2017	2016	2017 vs. 2016
Revenues	$2,133.4	$2,138.4	—%
Direct costs	1,795.5	1,833.6	2%
General and administrative expenses	156.9	105.4	(49)%
Operating income	181.0	199.4	(9)%
Interest expense, net of interest income	(192.4)	(199.7)	4%
Other non-operating income	23.1	285.4	(92)%
Income from continuing operations before income taxes and equity in net income of affiliates	11.7	285.1	(96)%
Income tax expense	(14.9)	(38.4)	61%
Equity in net income of affiliates, net of tax	—	—	nm
Net (loss) income	(3.3)	246.8	(101)%
Net income attributable to noncontrolling interests	(3.2)	(2.6)	23%
Net (loss) income attributable to Laureate Education, Inc.	$(6.4)	$244.2	(103)%
nm - percentage changes not meaningful

For further details on certain discrete items discussed below, see "Discussion of Significant Items Affecting the Consolidated Results."
Comparison of Consolidated Results for the Six Months Ended June 30, 2017 to the Six Months Ended June 30, 2016
Revenues decreased by $5.0 million to $2,133.4 million for the six months ended June 30, 2017 (the 2017 fiscal period) from $2,138.4 million for the six months ended June 30, 2016 (the 2016 fiscal period). This revenue decrease was driven by the incremental impact of dispositions, which reduced revenues by $139.7 million. Partially offsetting this decrease in revenues was the increased average total enrollment at a majority of our institutions, which increased revenues by $53.8 million. The effect of product mix, pricing and timing resulted in a $71.9 million increase in revenues compared to the 2016 fiscal period. This increase includes approximately $30.0 million of revenues that were deferred during the 2016 fiscal period and recognized in subsequent periods as a result of class disruptions at two of our Chilean institutions during a nationwide student protest that lasted several weeks. The overall increase in product mix, pricing and timing was partially offset by a negative impact to 2017 revenues of approximately $11.9 million that occurred as a result of class disruptions at our three Peruvian institutions during a period of heavy rains and floods. The disrupted classes have resumed and are expected to be completed by the end of the third quarter. For the 2017 fiscal period, the effect of a net change in foreign currency exchange rates increased revenues by $7.8 million compared to 2016 fiscal period. Other Corporate and Elimination changes accounted for an increase in revenues of $1.2 million.
Direct costs and general and administrative expenses combined increased by $13.4 million to $1,952.4 million for the 2017 fiscal period from $1,939.0 million for the 2016 fiscal period. The direct costs increase was due to the overall higher enrollments and expanded operations which increased costs by $40.0 million compared to the 2016 fiscal period. The effect of a net change in foreign currency exchange rates increased costs by $25.6 million for the 2017 fiscal period compared to the 2016 fiscal period. For the 2017 fiscal period, share-based compensation expense and EiP implementation expense also increased direct costs by $31.1 million. Other Corporate and Eliminations expenses accounted for an increase in costs of $35.9 million in the 2017 fiscal period, which primarily included an expense of $22.8 million related to the portion of the refinancing transactions that was deemed to be a debt modification. Offsetting these direct cost increases was the incremental impact of dispositions, which decreased costs by $113.6 million for the 2017 fiscal period compared to the 2016 fiscal period. Acquisition-contingent liabilities for taxes other than income tax, net of changes in recorded indemnification assets increased direct costs by $4.4 million in the 2017 fiscal period and increased direct costs by $10.0 million in the 2016 fiscal period, decreasing expenses by $5.6 million in the 2017 fiscal period compared to the 2016 fiscal period.
Operating income decreased by $18.4 million to $181.0 million for the 2017 fiscal period from $199.4 million for the 2016 fiscal period. The decrease in operating income was the result of higher 2017 operating expenses at our Corporate segment combined with decreased operating income in our EMEAA and GPS segments, partially offset by increased operating income in our LatAm segment.
Interest expense, net of interest income decreased by $7.3 million to $192.4 million for the 2017 fiscal period from $199.7 million for the 2016 fiscal period. The decrease in interest expense was primarily attributable to lower average debt balances outstanding during the 2017 fiscal period.
Other non-operating income decreased by $262.3 million to $23.1 million for the 2017 fiscal period from $285.4 million for the 2016 fiscal period. This decrease was primarily attributable to a gain in the 2016 fiscal period for a change of $243.4 million; increase in the loss on debt extinguishment recognized in the 2017 fiscal period compared to the 2016 fiscal period of $6.7 million; and a loss on foreign currency exchange in the 2017 fiscal period compared to a gain in the 2016 fiscal period for a change of $61.4 million. These decreases were partially offset by a gain on derivative instruments in the 2017 fiscal period compared to a loss in the 2016 fiscal period for a change of $47.9 million, combined with a change in other non-operating income (expense) of $1.3 million in the 2017 fiscal period compared to the 2016 fiscal period.
Income tax expense decreased by $23.5 million to $14.9 million for the 2017 fiscal period from $38.4 million for the 2016 fiscal period. This decrease in expense was primarily due to management's decision to redesignate certain intercompany loans from temporary to permanent, which caused a discrete benefit of approximately $30.0 million during the 2017 fiscal period, partially offset by a discrete benefit from deferred taxes of $7.9 million in 2016 related to the sale of the hospitality management schools. The overall decrease also partially resulted from the changes in the mix of pre-tax book income attributable to taxable and non-taxable entities in various taxing jurisdictions.
Non-GAAP Financial Measure

We define Adjusted EBITDA as net income (loss), before equity in net (income) loss of affiliates, net of tax, income tax expense (benefit), loss (gain) on sale of subsidiaries, net, foreign currency exchange (gain) loss, net, other (income) expense, net, loss (gain) on derivatives, loss on debt extinguishment, interest expense and interest income, plus depreciation and amortization, share-based compensation expense, loss on impairment of assets and expenses related to implementation of our EiP initiative. When we review Adjusted EBITDA on a segment basis, we exclude inter-segment revenues and expenses that eliminate in consolidation. Adjusted EBITDA is used in addition to and in conjunction with results presented in accordance with GAAP and should not be relied upon to the exclusion of GAAP financial measures.

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

The following table presents Adjusted EBITDA and reconciles net income to Adjusted EBITDA for the three months ended June 30, 2017 and 2016:

			% Change
			Better/(Worse)
(in millions)	2017	2016	2017 vs. 2016
Net income	$117.1	$349.2	(66)%
Plus:
Equity in net income of affiliates, net of tax	—	(0.3)	(100)%
Income tax expense	42.0	28.4	(48)%
Income from continuing operations before income taxes and equity in net income of affiliates	159.1	377.4	(58)%
Plus:
Loss (gain) on sale of subsidiaries, net	0.2	(243.3)	(100)%
Foreign currency exchange loss (gain), net	9.7	(26.3)	(137)%
Other expense, net	0.4	1.3	69%
Gain on derivatives	(27.0)	(2.0)	nm
Loss on debt extinguishment	6.9	1.7	nm
Interest expense	99.0	105.8	6%
Interest income	(4.5)	(4.1)	10%
Operating income	243.9	210.6	16%
Plus:
Depreciation and amortization	67.0	69.7	4%
EBITDA	310.9	280.3	11%
Plus:
Share-based compensation expense (a)	12.9	13.7	6%
Loss on impairment of assets	—	—	nm
EiP implementation expenses (b)	18.1	14.2	(27)%
Adjusted EBITDA	$341.9	$308.2	11%
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
Comparison of Depreciation and Amortization, Share-based Compensation and EiP Implementation Expenses for the Three Months Ended June 30, 2017 to the Three Months Ended June 30, 2016
Depreciation and amortization decreased by $2.7 million to $67.0 million for the 2017 fiscal quarter from $69.7 million for the 2016 fiscal quarter. A trend of decreased capital expenditures in prior periods accounted for a decrease in depreciation expense of $2.1 million and other items accounted for a decrease in amortization expense of $0.9 million. The effects of foreign currency exchange increased depreciation and amortization expense by $0.3 million for the 2017 fiscal quarter compared to the 2016 fiscal quarter.

Share-based compensation expense decreased by $0.8 million to $12.9 million for the 2017 fiscal quarter from $13.7 million for the 2016 fiscal quarter.

EiP implementation expenses increased by $3.9 million to $18.1 million for the 2017 fiscal quarter from $14.2 million for the 2016 fiscal quarter. The EiP expenses are related to an enterprise-wide initiative to optimize and standardize our processes, creating vertical integration of procurement, information technology, financing, accounting and human resources. EiP also includes the establishment of regional SSOs around the world, as well as improvements to our system of internal controls over financial reporting.

The following table presents Adjusted EBITDA and reconciles net (loss) income to Adjusted EBITDA for the six months ended June 30, 2017 and 2016:

			% Change
			Better/(Worse)
(in millions)	2017	2016	2017 vs. 2016
Net (loss) income	$(3.3)	$246.8	(101)%
Plus:
Equity in net income of affiliates, net of tax	—	—	nm
Income tax expense	14.9	38.4	61%
Income from continuing operations before income taxes and equity in net income of affiliates	11.7	285.1	(96)%
Plus:
Loss (gain) on sale of subsidiaries, net	0.2	(243.3)	(100)%
Foreign currency exchange loss (gain), net	7.4	(53.9)	(114)%
Other (income) expense, net	(0.1)	1.3	108%
(Gain) loss on derivatives	(39.1)	8.8	nm
Loss on debt extinguishment	8.4	1.7	nm
Interest expense	201.6	209.6	4%
Interest income	(9.2)	(9.9)	(7)%
Operating income	181.0	199.4	(9)%
Plus:
Depreciation and amortization	131.5	135.9	3%
EBITDA	312.5	335.3	(7)%
Plus:
Share-based compensation expense (a)	35.3	20.9	(69)%
Loss on impairment of assets	—	—	nm
EiP implementation expenses (b)	42.6	25.9	(64)%
Adjusted EBITDA	$390.4	$382.1	2%
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
Comparison of Depreciation and Amortization, Share-based Compensation and EiP Implementation Expenses for the six months ended June 30, 2017 and 2016
Depreciation and amortization decreased by $4.4 million to $131.5 million for the 2017 fiscal period from $135.9 million for the 2016 fiscal period. The incremental impact of dispositions decreased depreciation and amortization expense by $3.0 million. Other items accounted for a decrease in depreciation expense of $1.9 million, primarily related to a trend of decreased capital expenditures in prior periods. Other items accounted for a decrease in amortization expense of $1.2 million. These decreases were partially offset by the effects of foreign currency exchange, which increased depreciation and amortization expense by $1.7 million for the 2017 fiscal period compared to the 2016 fiscal period.

Share-based compensation expense increased by $14.4 million to $35.3 million for the 2017 fiscal period from $20.9 million for the 2016 fiscal period. This increase is primarily attributable to stock options that were granted to the Company’s CEO under the Executive Profits Interests (EPI) agreement. The EPI options vested upon consummation of the IPO on February 6, 2017, resulting in additional share-based compensation expense of $14.6 million during the 2017 fiscal period.

EiP implementation expenses increased by $16.7 million to $42.6 million for the 2017 fiscal period from $25.9 million for the 2016 fiscal period. The EiP expenses are related to an enterprise-wide initiative to optimize and standardize our processes, creating vertical integration of procurement, information technology, financing, accounting and human resources. The increase relates primarily to increased severance costs in the 2017 fiscal period that are predominantly contractual termination benefits recognized in accordance with ASC 712, ‘‘Compensation—Nonretirement Postemployment Benefits.’’ EiP also includes the establishment of regional SSOs around the world, as well as improvements to our system of internal controls over financial reporting.

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

The following table, derived from our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, presents selected financial information of our segments for the three months ended June 30, 2017 and 2016:

			% Change
			Better/(Worse)
(in millions)	2017	2016	2017 vs. 2016
Revenues:
LatAm	$831.1	$733.3	13%
EMEAA	245.5	261.1	(6)%
GPS	204.6	241.7	(15)%
Corporate	(3.8)	(4.1)	7%
Consolidated Total Revenues	$1,277.4	$1,231.9	4%
Adjusted EBITDA:
LatAm	$300.0	$224.1	34%
EMEAA	52.9	52.7	—%
GPS	54.8	65.3	(16)%
Corporate	(65.9)	(33.9)	(94)%
Consolidated Total Adjusted EBITDA	$341.9	$308.2	11%

LatAm

Operating results for our LatAm segment for the three months ended June 30, 2017 and 2016 were as follows:

			% Change
			Better/(Worse)
(in millions)	2017	2016	2017 vs. 2016
Segment revenues	$831.1	$733.3	13%
Segment direct costs:
Instructional and services	503.2	481.8	(4)%
Marketing and promotional	27.9	27.4	(2)%
Adjusted EBITDA	$300.0	$224.1	34%

Comparison of LatAm Results for the Three Months Ended June 30, 2017 to the Three Months Ended June 30, 2016
LatAm segment revenues for the 2017 fiscal quarter increased by $97.8 million to $831.1 million, compared to the 2016 fiscal quarter. Organic enrollment increased during the 2017 fiscal quarter by 3% for this segment, increasing revenues by $28.7 million compared to the 2016 fiscal quarter. Our LatAm segment operates in several countries and is subject to the effects of foreign currency exchange rates in each of those countries. For the 2017 fiscal quarter, the effects of currency translations increased revenues by $22.7 million, primarily due to the strengthening of the Brazilian Real, the Chilean Peso and the Peruvian Nuevo Sol partially offset by the weakening of the Mexican Peso and the Costa Rican Colon relative to the USD. The effects of product mix, pricing and timing resulted in a $46.4 million increase in revenues compared to the 2016 fiscal quarter, which primarily resulted from the deferral of approximately $30.0 million of revenues from the 2016 fiscal quarter to subsequent quarters as a result of class disruptions at two of our Chilean institutions during a nationwide student protest that lasted several weeks. LatAm revenues represented 65% of our total revenues for the 2017 fiscal quarter compared to 59% for the 2016 fiscal quarter.

LatAm segment direct costs increased by $21.9 million to $531.1 million, or 64% of LatAm revenues for the 2017 fiscal quarter, compared to $509.2 million, or 69% of LatAm revenues for the 2016 fiscal quarter. The effects of currency translations increased expenses by $13.6 million, primarily due to the strengthening of the Brazilian Real, the Chilean Peso and the Peruvian Nuevo Sol partially offset by the weakening of the Mexican Peso and the Costa Rican Colon relative to the USD. Higher enrollments and expanded operations at our LatAm institutions increased direct costs by $12.1 million in the 2017 fiscal quarter compared to the 2016 fiscal quarter, primarily due to increased labor costs to service the enrollment growth. Acquisition-contingent liabilities for taxes other than income tax, net of changes in recorded indemnification assets, decreased expenses by $3.8 million for the 2017 fiscal quarter compared to the 2016 fiscal quarter.
LatAm segment Adjusted EBITDA increased by $75.9 million to $300.0 million in the 2017 fiscal quarter from $224.1 million in the 2016 fiscal quarter, as described above.
EMEAA
Operating results for our EMEAA segment for the three months ended June 30, 2017 and 2016 were as follows:

			% Change
			Better/(Worse)
(in millions)	2017	2016	2017 vs. 2016
Segment revenues	$245.5	$261.1	(6)%
Segment direct costs:
Instructional and services	174.3	188.2	7%
Marketing and promotional	18.3	20.2	9%
Adjusted EBITDA	$52.9	$52.7	—%

Comparison of EMEAA Results for the Three Months Ended June 30, 2017 to the Three Months Ended June 30, 2016

EMEAA segment revenues for the 2017 fiscal quarter decreased by $15.6 million to $245.5 million, compared to the 2016 fiscal quarter. In the 2017 fiscal quarter, the incremental impact of dispositions decreased revenues by $22.8 million. The segment operates in several countries and is subject to the effects of foreign currency exchange rates in each of those countries. For the 2017 fiscal quarter, the effects of currency translations decreased revenues by $11.1 million, primarily due to the weakening of the Turkish Lira, the Euro and the Malaysian Ringgit relative to the USD. On average, organic enrollment excluding dispositions increased during the 2017 fiscal quarter by 6% for this segment, increasing revenues by $12.3 million compared to the 2016 fiscal quarter. The effects of product mix, pricing and timing resulted in a $6.0 million increase in revenues for the 2017 fiscal quarter compared to the 2016 fiscal quarter. EMEAA revenues represented 19% of our total revenues for the 2017 fiscal quarter compared to 21% for the 2016 fiscal quarter.

EMEAA segment direct costs decreased by $15.8 million to $192.6 million, or 78% of EMEAA revenues for the 2017 fiscal quarter, compared to $208.4 million, or 80% of EMEAA revenues for the 2016 fiscal quarter. In the 2017 fiscal quarter, the incremental impact of dispositions decreased direct costs by $19.6 million. The effects of currency translations decreased expenses by $6.7 million, primarily due to the weakening of the Turkish Lira, the Euro and the Malaysian Ringgit relative to the USD. Higher enrollments and expanded operations at our institutions in the EMEAA segment increased direct costs by $10.4 million in the 2017 fiscal quarter compared to the 2016 fiscal quarter, driven primarily by increased labor costs and student support activities to service the enrollment growth experienced during the 2017 fiscal quarter. Acquisition-contingent liabilities for taxes other than income tax, net of changes in recorded indemnification assets, increased expenses by $0.1 million for the 2017 fiscal quarter compared to the 2016 fiscal quarter.

EMEAA segment Adjusted EBITDA increased by $0.2 million to $52.9 million in the 2017 fiscal quarter from $52.7 million in the 2016 fiscal quarter, as described above.

GPS

Operating results for our GPS segment for the three months ended June 30, 2017 and 2016 were as follows:

			% Change
			Better/(Worse)
(in millions)	2017	2016	2017 vs. 2016
Segment revenues	$204.6	$241.7	(15)%
Segment direct costs:
Instructional and services	117.4	140.1	16%
Marketing and promotional	32.4	36.3	11%
Adjusted EBITDA	$54.8	$65.3	(16)%
Comparison of GPS Results for the Three Months Ended June 30, 2017 to the Three Months Ended June 30, 2016
GPS segment revenues for the 2017 fiscal quarter decreased by $37.1 million to $204.6 million, compared to the 2016 fiscal quarter. In the 2017 fiscal quarter, the incremental impact of dispositions decreased revenues by $41.8 million. On average, organic enrollment excluding dispositions decreased during the 2017 fiscal quarter by 5%, decreasing revenues by $6.6 million compared to the 2016 fiscal quarter. For the 2017 fiscal quarter, the effect of currency translations decreased revenues by $0.4 million due to the weakening of the Euro relative to the USD. The effects of product mix, pricing and timing resulted in an $11.7 million increase in revenues compared to the 2016 fiscal quarter. GPS segment revenues represented 16% of our total revenues for the 2017 fiscal quarter compared to 20% for the 2016 fiscal quarter.

GPS segment direct costs decreased by $26.6 million to $149.8 million, or 73% of total GPS segment revenues for the 2017 fiscal quarter, compared to $176.4 million, or 73% of total GPS segment revenues for the 2016 fiscal quarter. In the 2017 fiscal quarter, the incremental impact of dispositions decreased direct costs by $32.8 million. For the 2017 fiscal quarter, the effect of currency translations decreased expenses by $0.5 million, due to the weakening of the Euro relative to the USD. GPS direct costs increased by $6.7 million for the 2017 fiscal quarter compared to the 2016 fiscal quarter primarily related to growth at St. Augustine and the operation of the shared services center.

GPS segment Adjusted EBITDA decreased by $10.5 million to $54.8 million for the 2017 fiscal quarter from $65.3 million for the 2016 fiscal quarter, as described above.

Corporate

Corporate revenues represent amounts from contractual arrangements with UDLA Ecuador and our consolidated joint venture with the University of Liverpool, as well as Corporate billings for centralized IT costs billed to various segments, offset by the elimination of inter-segment revenues.

Operating results for Corporate for the three months ended June 30, 2017 and 2016 were as follows:

			% Change
			Better/(Worse)
(in millions)	2017	2016	2017 vs. 2016
Revenues	$(3.8)	$(4.1)	7%
Expenses	62.1	29.8	(108)%
Adjusted EBITDA	$(65.9)	$(33.9)	(94)%

Comparison of Corporate Results for the Three Months Ended June 30, 2017 to the Three Months Ended June 30, 2016
Corporate Adjusted EBITDA decreased by $32.0 million to $(65.9) million for the 2017 fiscal quarter, compared to $(33.9) million for the 2016 fiscal quarter. This decrease in Adjusted EBITDA primarily resulted from expense recorded in the 2017 fiscal quarter of $22.8 million related to the portion of the refinancing transactions that was deemed to be a debt modification. In addition, there was an increase in labor costs and other professional fees of $5.3 million, mostly related to internal controls compliance initiatives, as well as $4.5 million of expense that was recognized in the 2017 fiscal quarter related to a transaction with a former business partner. Other items accounted for an increase in Adjusted EBITDA of $0.6 million.
Comparison of Segment Results for the Six Months Ended June 30, 2017 and 2016

The following table, derived from our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, presents selected financial information of our segments for the six months ended June 30, 2017 and 2016:

			% Change
			Better/(Worse)
(in millions)	2017	2016	2017 vs. 2016
Revenues:
LatAm	$1,252.6	$1,137.2	10%
EMEAA	472.7	505.1	(6)%
GPS	412.9	502.1	(18)%
Corporate	(4.7)	(5.9)	20%
Consolidated Total Revenues	$2,133.4	$2,138.4	—%
Adjusted EBITDA:
LatAm	$264.2	$203.8	30%
EMEAA	106.3	107.2	(1)%
GPS	118.4	135.0	(12)%
Corporate	(98.6)	(63.9)	(54)%
Consolidated Total Adjusted EBITDA	$390.4	$382.1	2%

LatAm

Operating results for our LatAm segment for the six months ended June 30, 2017 and 2016 were as follows:

			% Change
			Better/(Worse)
(in millions)	2017	2016	2017 vs. 2016
Segment revenues	$1,252.6	$1,137.2	10%
Segment direct costs:
Instructional and services	931.2	879.5	(6)%
Marketing and promotional	57.2	53.9	(6)%
Adjusted EBITDA	$264.2	$203.8	30%
Comparison of LatAm Results for the Six Months Ended June 30, 2017 to the Six Months Ended June 30, 2016
LatAm segment revenues for the 2017 fiscal period increased by $115.4 million to $1,252.6 million, compared to the 2016 fiscal period. On average, organic enrollment increased during the 2017 fiscal period by 3% for this segment, increasing revenues by $40.6 million compared to the 2016 fiscal period. Each institution in the segment offers tuition at various prices based upon degree program. The effects of product mix, pricing and timing resulted in a $45.2 million increase in revenues compared to the 2016 fiscal period. This increase includes approximately $30.0 million of revenues that were deferred during the 2016 fiscal period and recognized in subsequent periods as a result of class disruptions at two of our Chilean institutions during a nationwide student protest that lasted several weeks. The overall increase in product mix, pricing and timing was partially offset by a negative impact to 2017 revenues of approximately $11.9 million that occurred as a result of class disruptions at our three Peruvian institutions during a period of heavy rains and floods. The disrupted classes have resumed and are expected to be completed by the end of the third quarter. Our LatAm segment operates in several countries and is subject to the effects of foreign currency exchange rates in each of those countries. For the 2017 fiscal period, the effects of currency translations increased revenues by $29.6 million, primarily due to the strengthening of the Brazilian Real, Chilean Peso and Peruvian Nuevo Sol partially offset by the weakening of the Mexican Peso relative to the USD. LatAm revenues represented 59% of our total revenues for the 2017 fiscal period compared to 53% for the 2016 fiscal period.

LatAm segment direct costs increased by $55.0 million to $988.4 million, or 79% of LatAm revenues for the 2017 fiscal period, compared to $933.4 million, or 82% of LatAm revenues for the 2016 fiscal period. The effects of currency translations increased expenses by $36.6 million, primarily due to the strengthening of the Brazilian Real, Chilean Peso and Peruvian Nuevo Sol partially offset by the weakening of the Mexican Peso relative to the USD. Higher enrollments and expanded operations at our LatAm institutions increased direct costs by $24.1 million in the 2017 fiscal period compared to the 2016 fiscal period, primarily due to increased labor costs to service the enrollment growth. Acquisition-contingent liabilities for taxes other than income tax, net of changes in recorded indemnification assets, decreased expenses by $5.7 million for the 2017 fiscal period compared to the 2016 fiscal period.
LatAm segment Adjusted EBITDA increased by $60.4 million to $264.2 million in the 2017 fiscal period from $203.8 million in the 2016 fiscal period, as described above.
EMEAA
Operating results for our EMEAA segment for the six months ended June 30, 2017 and 2016 were as follows:

			% Change
			Better/(Worse)
(in millions)	2017	2016	2017 vs. 2016
Segment revenues	$472.7	$505.1	(6)%
Segment direct costs:
Instructional and services	335.2	361.8	7%
Marketing and promotional	31.2	36.1	14%
Adjusted EBITDA	$106.3	$107.2	(1)%

Comparison of EMEAA Results for the Six Months Ended June 30, 2017 to the Six Months Ended June 30, 2016

EMEAA segment revenues for the 2017 fiscal period decreased by $32.4 million to $472.7 million, compared to the 2016 fiscal period. The incremental impact of dispositions decreased revenues by $46.1 million in the 2017 fiscal period. The segment operates in several countries and is subject to the effects of foreign currency exchange rates in each of those countries. For the 2017 fiscal period, the effects of currency translations decreased revenues by $20.9 million due to the weakening of the Turkish Lira, the Euro, the Malaysian Ringgit and the Chinese Renminbi partially offset by the strengthening of the South African Rand and the Australian Dollar relative to the USD. On average, organic enrollment excluding dispositions increased during the 2017 fiscal period by 6% for this segment, increasing revenues by $26.7 million compared to the 2016 fiscal period. For the 2017 fiscal period, the effects of product mix, pricing and timing resulted in a $7.9 million increase in revenues compared to the 2016 fiscal period. EMEAA revenues represented 22% of our total revenues for the 2017 fiscal period compared to 24% for the 2016 fiscal period.

EMEAA segment direct costs decreased by $31.5 million to $366.4 million, or 78% of EMEAA revenues for the 2017 fiscal period, compared to $397.9 million, or 79% of EMEAA revenues for the 2016 fiscal period. The incremental impact of dispositions decreased direct costs by $40.1 million. The effects of currency translations decreased expenses by $11.8 million due to the weakening of the Turkish Lira, the Euro and the Malaysian Ringgit partially offset by the strengthening of the Australian Dollar and the South African Rand relative to the USD. Higher enrollments and expanded operations at our institutions in the Europe segment increased direct costs by $20.3 million in the 2017 fiscal period compared to the 2016 fiscal period, driven primarily by increased labor costs and student support activities to service the enrollment growth experienced during the 2017 fiscal period. Acquisition-contingent liabilities for taxes other than income tax, net of changes in recorded indemnification assets, increased expenses by $0.1 million for the 2017 fiscal period compared to the 2016 fiscal period.

EMEAA segment Adjusted EBITDA decreased by $0.9 million to $106.3 million in the 2017 fiscal period, from $107.2 million in the 2016 fiscal period, as described above.

GPS

Operating results for our GPS segment for the six months ended June 30, 2017 and 2016 were as follows:

			% Change
			Better/(Worse)
(in millions)	2017	2016	2017 vs. 2016
Segment revenues	$412.9	$502.1	(18)%
Segment direct costs:
Instructional and services	231.7	294.3	21%
Marketing and promotional	62.8	72.8	14%
Adjusted EBITDA	$118.4	$135.0	(12)%
Comparison of GPS Results for the Six Months Ended June 30, 2017 to the Six Months Ended June 30, 2016
GPS segment revenues for the 2017 fiscal period decreased by $89.2 million to $412.9 million, compared to the 2016 fiscal period. The incremental impact of dispositions decreased revenues by $93.6 million in the 2017 fiscal period. On average, organic enrollment excluding dispositions decreased during the 2017 fiscal period by 5%, decreasing revenues by $13.5 million compared to the 2016 fiscal period. The effects of currency translations decreased revenues by $0.9 million in the 2017 fiscal period, compared to the 2016 fiscal period, primarily due to the weakening of the Euro relative to the USD. For the 2017 fiscal period, the effects of product mix, pricing and timing resulted in an $18.8 million increase in revenues compared to the 2016 fiscal period. GPS segment revenues represented 19% of our total revenues for the 2017 compared to 23% for the 2016 fiscal period.

GPS segment direct costs decreased by $72.6 million to $294.5 million, or 71% of total GPS segment revenues for the 2017 fiscal period, compared to $367.1 million, or 73% of total GPS segment revenues for the 2016 fiscal period. The incremental impact of dispositions decreased direct costs by $70.5 million. The effects of currency translations decreased segment direct costs by $0.9 million in the 2017 fiscal period compared to the 2016 fiscal period, due to the weakening of the Euro relative to the USD. GPS direct costs decreased by $1.2 million for the 2017 fiscal period compared to the 2016 fiscal period; this decrease is the net effect of increased costs at St. Augustine due to growth, offset by cost reductions at other locations.

GPS segment Adjusted EBITDA decreased by $16.6 million to $118.4 million for the 2017 fiscal period, from $135.0 million for the 2016 fiscal period, as described above.

Corporate

Corporate revenues represent amounts from contractual arrangements with UDLA Ecuador and our consolidated joint venture with the University of Liverpool, as well as Corporate billings for centralized IT costs billed to various segments, offset by the elimination of inter-segment revenues.

Operating results for Corporate for the six months ended June 30, 2017 and 2016 were as follows:

			% Change
			Better/(Worse)
(in millions)	2017	2016	2017 vs. 2016
Revenues	$(4.7)	$(5.9)	20%
Expenses	93.9	58.0	(62)%
Adjusted EBITDA	$(98.6)	$(63.9)	(54)%

Comparison of Corporate Results for the Six Months Ended June 30, 2017 to the Six Months Ended June 30, 2016
Corporate Adjusted EBITDA decreased by $34.7 million to $(98.6) million for the 2017 fiscal period, compared to $(63.9) million for the 2016 fiscal period. This decrease in Adjusted EBITDA primarily resulted from expense recorded in the 2017 fiscal period of $22.8 million related to the portion of the refinancing transactions that was deemed to be a debt modification. In addition, there was an increase in labor costs and other professional fees of $5.2 million, mostly related to internal controls compliance initiatives, as well as $4.5 million of expense that was recognized in the 2017 fiscal period related to a transaction with a former business partner. Other items accounted for a decrease in Adjusted EBITDA of $2.2 million.

Liquidity and Capital Resources

Liquidity Sources

We anticipate that cash flow from operations and available cash will be sufficient to meet our current operating requirements for at least the next 12 months.

Our primary source of cash is revenue from tuition charged to students in connection with our various education program offerings. The majority of our students finance the cost of their own education and/or seek third-party financing programs. We anticipate generating sufficient cash flow from operations in the majority of countries where we operate to satisfy the working capital and financing needs of our organic growth plans for each country. If our educational institutions within one country were unable to maintain sufficient liquidity, we would consider using internal cash resources or reasonable short-term working capital facilities to accommodate any short- to medium-term shortfalls.

As of June 30, 2017, our secondary source of cash was cash and cash equivalents of $367.2 million. Our cash accounts are maintained with high-quality financial institutions with no significant concentration in any one institution.

Liquidity Restrictions

Our liquidity is affected by restricted cash and investments balances, which totaled $193.3 million and $189.3 million as of June 30, 2017 and December 31, 2016, respectively.

Indefinite Reinvestment of Foreign Earnings

We earn a significant portion of our income from subsidiaries located in countries outside the United States. As part of our business strategies, we have determined that all earnings from our foreign operations will be deemed indefinitely reinvested outside of the United States. As of June 30, 2017, $313.1 million of our total $367.2 million of cash and cash equivalents were held by foreign subsidiaries, including $114.7 million held by VIEs. As of December 31, 2016, $373.4 million of our total $465.0 million of cash and cash equivalents were held by foreign subsidiaries, including $169.1 million held by VIEs. The VIEs' cash and cash equivalents balances are generally required to be used only for the operations of these VIEs.

Liquidity Requirements

Our short-term liquidity requirements include: funding for debt service (including capital leases); operating lease obligations; payments due to shareholders of acquired companies; working capital; operating expenses; payments of third-party obligations; capital expenditures; and business development activities.

Long-term liquidity requirements include: principal payments of long-term debt; operating lease obligations; payments of long-term amounts due to shareholders of acquired companies; payments of deferred compensation; settlements of derivatives; payments of third-party obligations; and business development activities.

Debt

During the second quarter of 2017, the Company completed refinancing transactions that resulted in repayment of the previous senior credit facility and the redemption of the 9.250% Senior Notes due 2019 (the Senior Notes due 2019) (other than $250.0 million in aggregate principal amount of the Senior Notes due 2019 that the Company exchanged on April 21, 2017 for substantially identical but non-redeemable notes issued under a new indenture (the Exchanged Notes)).

On April 26, 2017, we completed an offering of $800.0 million aggregate principal amount of 8.250% Senior Notes due 2025 (the Senior Notes due 2025). The Senior Notes due 2025 were issued at par and will mature on May 1, 2025. Interest on the Senior Notes due 2025 is payable semi-annually on May 1 and November 1, and the first interest payment date is November 1, 2017.

Substantially concurrently with the issuance of the Senior Notes due 2025, we consummated a refinancing of our Senior Secured Credit Facility by means of an amendment and restatement of the existing amended and restated credit agreement (the Second Amended and Restated Credit Agreement) to provide a new revolving credit facility of $385.0 million maturing in April 2022 (the Revolving Credit Facility) and a new syndicated term loan of $1,600.0 million maturing in April 2024 (the 2024 Term Loan).

As of June 30, 2017, senior long-term borrowings totaled $2,629.0 million and consisted of $1,580.4 million under the Senior Secured Credit Facility that matures in April 2022 and April 2024 and $1,048.7 million in Senior Notes due 2025 that mature on May 1, 2025.

As of June 30, 2017, other debt balances totaled $726.4 million, and our capital lease obligations and sale-leaseback financings were $260.7 million. Other debt includes lines of credit and short-term borrowing arrangements of subsidiaries, mortgages payable, and notes payable.

Senior Secured Credit Facility

As of June 30, 2017, the outstanding balance under our Senior Secured Credit Facility was $1,580.4 million, which consisted of no amount outstanding under our $385.0 million senior secured multi-currency revolving credit facility and an aggregate outstanding balance of $1,580.4 million, net of a debt discount, under the term loans. As of December 31, 2016, the outstanding balance under our previous senior credit facility was $1,497.9 million, which consisted of no amount outstanding under our senior secured multi-currency revolving credit facility and an aggregate outstanding balance of $1,497.9 million, net of a debt discount, under the term loans.

Senior Notes
As of June 30, 2017, the outstanding balance of our Senior Notes was $1,048.7 million, which consisted of $800.0 million of Senior Notes due 2025 and $248.7 million of the Exchanged Notes, net of a debt discount. As of December 31, 2016, our outstanding balance under our Senior Notes due 2019 was $1,388.0 million, net of a debt discount.

On April 15, 2016, Laureate entered into separate, privately negotiated note exchange agreements (the Note Exchange Agreements) with certain existing holders of the Senior Notes due 2019 pursuant to which we agreed to exchange $250.0 million in aggregate principal amount of Senior Notes due 2019 for shares of the Company's Class A common stock. The exchange is to be completed within one year and one day after the consummation of an initial public offering of our common stock that generates gross proceeds of at least $400.0 million or 10% of the equity value of the Company (a Qualified Public Offering). On February 6, 2017, the Company completed an initial public offering of its Class A common stock at a price per share of $14.00 that qualified as a Qualified Public Offering. On March 1, 2017, in accordance with the terms of the Note Exchange Agreements, we repurchased Senior Notes due 2019 with an aggregate principal amount of $22.6 million at a repurchase price of 104.625% of the aggregate principal amount, for a total payment of $23.6 million.

On August 2, 2017, we sent notices to the holders of the notes subject to the Note Exchange Agreements indicating that the closing of the exchange contemplated by the Note Exchange Agreements is expected to be consummated on Friday, August 11, 2017. At closing, the Senior Notes due 2019 will be exchanged for a total of 18.7 million shares of the Company's Class A common stock and the Senior Notes due 2019 would be canceled.

Covenants

Under our Second Amended and Restated Credit Agreement we are subject to a Consolidated Senior Secured Debt to Consolidated EBITDA financial maintenance covenant, as defined in the Second Amended and Restated Credit Agreement, unless certain conditions are satisfied. As of June 30, 2017, the conditions were satisfied and, therefore, we were not subject to the financial maintenance covenant. The maximum ratio, as defined, is 4.50x as of the last day of each quarter ending June 30, 2017 through September 30, 2017, 3.75x as of the last day of each quarter ending December 31, 2017 through March 31, 2018, and 3.50x as of the last day of each quarter ending June 30, 2018 and thereafter.

Leases

We conduct a significant portion of our operations from leased facilities. These facilities include our corporate headquarters, other office locations, and many of our higher education facilities.

Due to Shareholders of Acquired Companies

One method of payment for acquisitions is the use of promissory notes payable to the sellers of acquired companies. As of June 30, 2017 and December 31, 2016, we recorded $215.5 million and $210.9 million, respectively, for these liabilities. As of June 30, 2017, the current portion of these notes payable was $133.1 million, which includes the carrying value of $105.8 million for the FMU seller note that is payable in September 2017. See also Note 4, Due to Shareholders of Acquired Companies, in our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Our capital expenditures were $95.0 million and $95.0 million during the six months ended June 30, 2017 and 2016, respectively. The timing of certain Corporate global transformation initiatives was deferred to the second half of 2017. In addition, there were lower capital allocations in Chile and Peru, related to an ongoing initiative to reduce capital expenditures. These decreases were offset by increased spending in Mexico and Brazil, as well as accelerated timing of spend in Europe.
Derivatives
In the normal course of business, our operations are exposed to fluctuations in foreign currency values and interest rate changes. We mitigate a portion of these risks through a risk-management program that includes the use of derivatives. We were required to make net cash payments on our derivatives totaling $6.0 million and $16.5 million for the six months ended June 30, 2017 and 2016, respectively. These amounts include cash payments that were recognized as interest expense for the derivatives designated as cash flow hedges, as well as net cash payments made for the derivatives related to the sale transactions. For further information on our derivatives, see Note 12, Derivative Instruments, in our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Series A Convertible Redeemable Preferred Stock (Series A Preferred Stock)

In December 2016 and January 2017, we issued shares of Series A Preferred Stock for total gross proceeds of $400.0 million. The shares of Series A Preferred Stock are redeemable at our option at any time (subject to certain limitations involving the price of our Class A common stock) and by the holders after the fifth anniversary of the issue date at a redemption price per share equal to 1.15 multiplied by the sum of the issue amount per share plus any accrued and unpaid dividends. The shares of Series A Preferred Stock may also be converted into shares of our common stock upon certain conditions. For further description see Note 8, Commitments and Contingencies, in our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Regulatory Updates

If the 2017 Higher Education Bill passes substantially in the form as described in Item 1A, “Political and regulatory developments in Chile may materially adversely affect our operations,” and all constitutional challenges are denied, we believe, based on our interpretation of the current form of the 2017 Higher Education Bill, that Adjusted EBITDA, on an annual consolidated basis, will be reduced by approximately $50 million, representing approximately 40% of our current Adjusted EBITDA from Chile. Based on the Company’s understanding of the 2017 Higher Education Bill, the Company believes that if passed substantially in its current form, there would be a two to three year implementation window before the 2017 Higher Education Bill would take full effect.

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

The following table summarizes our cash flows from operating, investing, and financing activities for each of the six months ended June 30, 2017 and 2016:

(in millions)	2017	2016
Cash (used in) provided by:
Operating activities	$(205.7)	$(63.4)
Investing activities	(95.7)	227.7
Financing activities	188.4	(251.3)
Effects of exchange rates changes on cash	15.1	14.4
Change in cash included in current assets held for sale	—	(1.3)
Net change in cash and cash equivalents	$(97.8)	$(73.9)

Comparison of Cash Flows for the Six Months Ended June 30, 2017 to the Six Months Ended June 30, 2016

Operating activities
Cash used in operating activities increased by $142.3 million to $205.7 million for the 2017 fiscal period, compared to $63.4 million for the 2016 fiscal period. This increase in operating cash usage during the 2017 fiscal period is due in part to the payment of redemption and call premiums on the debt modification, which totaled $65.2 million, as well as debt modification fees that were paid and expensed during the 2017 fiscal period of $22.8 million. In addition, cash paid for interest increased $60.3 million, from $178.8 million for the 2016 fiscal period to $239.1 million for the 2017 fiscal period, which is attributable to the accrued interest that was paid early as a result of the refinancing transactions completed during the 2017 fiscal period. Cash paid for taxes also increased by $12.6 million, from $49.1 million for the 2016 fiscal period to $61.7 million for the 2017 fiscal period. This increase in cash usage was partially offset by cash from operating results, combined with changes in operating assets and liabilities and other working capital, which increased cash by $18.6 million for the 2017 fiscal period, compared to the 2016 fiscal period.

Investing activities

Cash used in investing activities increased by $323.4 million for the 2017 fiscal period to $95.7 million, from an investing cash inflow of $227.7 million in the 2016 fiscal period. This change is primarily attributable to the sale of the Glion and Les Roches Hospitality Management schools during the 2016 fiscal period, which resulted in a $339.1 million year-over-year decrease in receipts from the sale of property and equipment. This decrease in cash from investing activities was partially offset by a year-over-year increase in investing cash flows of $10.3 million related to the 2016 cash settlement of derivatives associated with the subsidiary sales. Other items accounted for the remaining change of $5.4 million.

Financing activities

Cash provided by financing activities increased by $439.7 million for the 2017 fiscal period to $188.4 million, compared to a financing cash outflow of $251.3 million for the 2016 fiscal period. This increased cash from financing activities was primarily attributable to the $456.6 million of net proceeds from the IPO and the $55.3 million of net proceeds from issuance of the shares of Series A Preferred Stock. In addition, payments to purchase noncontrolling interests were $25.7 million lower during the 2017 fiscal period as compared to the 2016 fiscal period, since the 2016 fiscal period included the purchase of the remaining noncontrolling interest of St. Augustine. These increases in cash from financing activities were partially offset by: (1) higher net payments of long-term debt during the 2017 fiscal period versus the 2016 fiscal period of $90.4 million, which included the repurchase of $22.6 million of Senior Notes due 2019 under the Note Exchange Agreements; and (2) payments of debt issuance costs were $9.8 million higher during the 2017 fiscal period as compared to the 2016 fiscal period, as a result of the portion of the debt refinancing transactions completed in 2017 that was deemed to be debt extinguishment. Other items accounted for the remaining change of $2.3 million.

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. Actual results could differ from these estimates. Our significant accounting policies are discussed in Note 2 of the audited Consolidated Financial Statements included in our 2016 Form 10-K. Our critical accounting policies require the most significant judgments and estimates about the effect of matters that are inherently uncertain. As a result, these accounting policies and estimates could materially affect our financial statements and are critical to the understanding of our results of operations and financial condition. For a complete discussion of our critical accounting policies, see the “Critical Accounting Policies and Estimates” section of the MD&A in our 2016 Form 10-K. During the six months ended June 30, 2017, there were no significant changes to our critical accounting policies.

Recently Issued Accounting Pronouncements

Refer to Note 2, Significant Accounting Policies, in our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for recently issued accounting pronouncements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. The purpose of disclosure controls and procedures is to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Based on that evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective due to the four material weaknesses, which we view as an integral part of our disclosure controls and procedures, previously disclosed in Item 7 of our 2016 Form 10-K. We have commenced the remediation of these material weaknesses; however, as of June 30, 2017 the material weaknesses had not yet been fully remediated. Nevertheless, we believe that the consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are party to various claims and legal proceedings from time to time. Except as described in our 2016 Form 10-K, as updated in our Form 10-Q for the quarter ended March 31, 2017 and below, we are not aware of any legal proceedings that we believe could have, individually or in the aggregate, a material adverse effect on our business, results of operations or financial condition.

On October 5, 2016, a student filed suit against us and Walden University in the United States District Court for the Southern District of Ohio in the matter of Latonya Thornhill v. Walden University, et. al., claiming that her progress in her program was delayed by Walden University and seeking class action status to represent a nationwide class of purportedly similarly situated doctoral students. The claims include fraud in the inducement, breach of contract, consumer fraud under the laws of Maryland and Ohio, and unjust enrichment. We and Walden University were served on October 17, 2016. On December 16, 2016, we and Walden University filed a motion to dismiss the claims and a motion to strike the class action certification request. On January 12, 2017, the plaintiff filed an amended complaint, making modifications to supplement some of the factual allegations and seeking to change the governing law of the case to the law of Minnesota. A substantive response to the amended complaint was filed on February 9, 2017. The Thornhill court temporarily stayed this case in its entirety until May 1, 2017, pending the outcome of the Multi-District Litigation (‘‘MDL’’) proceeding discussed below. Following denial of the MDL transfer motion, the Thornhill court has temporarily stayed discovery until at least October 1, 2017, pending the determination on the motions to dismiss the complaint as well as the request for class action certification which remains pending. Walden University and we intend to defend against this case vigorously, including the request to certify a nationwide class.

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

During 2010, we were notified by the Spanish Taxing Authorities (“STA”) (in this case, by the Regional Inspection Office of the Special Madrid Tax Unit) that an audit of some of our Spanish subsidiaries was being initiated for 2006 and 2007. On June 29, 2012, the STA issued a final assessment to Iniciativas Culturales de España, S.L. (“ICE”), our Spanish holding company, for approximately EUR 11.1 million ($12.6 million at June 30, 2017), including interest, for those two years based on its rejection of the tax deductibility of financial expenses related to certain intercompany acquisitions and the application of the Spanish ETVE regime. On July 25, 2012, we filed a claim with the Regional Economic‑Administrative Court challenging this assessment and, in the same month, we issued a cash‑collateralized letter of credit for the assessment amount, in order to suspend the payment of the tax due. Further, in July 2013, we were notified by the STA (in this case, by the Central Inspection Office for Large Taxpayers) that an audit of ICE was also being initiated for 2008 through 2010. On October 19, 2015, the STA issued a final assessment to ICE for approximately EUR 17.2 million ($19.5 million at June 30, 2017), including interest, for those three years. We have appealed this assessment and, in order to suspend the payment of the tax assessment until the court decision, we issued a cash‑collateralized letter of credit for the assessment amount plus interest and surcharges. We believe the assessments in this case are without merit and intend to defend vigorously against them. During the second quarter of 2016, we were notified by the STA that tax audits of the Spanish subsidiaries were also being initiated for 2011 and 2012; no assessments have yet been issued for these years. Also during the second quarter of 2016, the Regional Administrative Court issued a decision against the Company on its appeal. The Company has further appealed at the Highest Administrative Court level. The Company plans to continue the appeals process for the periods already audited and assessed. During the second quarter of 2017, we were notified by the STA that tax audits of the Spanish subsidiaries for 2011 and 2012 were being extended to include 2013; no assessments have yet been issued for 2013.

In June 2016, Li Shihong and Hunan Lieying Education Investment Management Co Ltd commenced civil proceedings in the Changsha Intermediary Court in the People’s Republic of China against Zhang Jiangbo, Zhang Jianbo, Chin Zhingxian, Hunan New Lieying Science and Education Co Ltd and Hunan International Economics University, our network institution in China (“HIEU”). Zhang Jiangbo, Zhang Jianbo and Chin Zhingxian are the minority shareholders in the HIEU group. The plaintiffs claim that the defendants are liable to pay an amount of RMB 170 million (approximately $25.0 million at June 30, 2017) based on a debt repayment document executed in 2014. The document was signed by the minority shareholders and Hunan New Lieying Science and Education Co Ltd and Zhang Jiangbo, allegedly on behalf of HIEU, in effect as a guarantor and a seal was affixed, allegedly being that of HIEU. The plaintiffs also claim interest and litigation expenses. HIEU has filed a defense and evidence in this matter contending that Zhang Jiangbo was not authorized to execute the document on behalf of HIEU, nor to affix any HIEU seal, and contending further that in any event an education institution is not permitted to guarantee a loan for non-educational purposes. Zhang Jiangbo has admitted to the court that he lacked such authorization. The court has requested that further evidence be submitted. No judgment has been given and HIEU will continue to vigorously defend this case.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes in the Risk Factors included in Item 1A of our 2016 Form 10-K, as updated in Item 1A of our Form 10-Q for the quarter ended March 31, 2017.

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

On April 18, 2017, Bilgi received from the YÖK the results of the most recent annual audit (the “Annual Audit”). The Annual Audit report requires, among other things, that (i) with respect to the 2017-2018 academic year, there be a reduction in the quota for the number of new students permitted to be admitted into Bilgi’s degree programs and (ii) Bilgi be reimbursed approximately $29 million for payments previously made by Bilgi to a subsidiary of the Company for certain management, operational and student services, and intellectual property. The Company and Bilgi believe the charges to Bilgi for these services were at fair value and Bilgi has contested the findings of the Annual Audit that they constituted an improper wealth transfer. Demands also are made in the Annual Audit for the return or payment to Bilgi of other amounts involving approximately $8 million.

Bilgi exercised its right to appeal this decision to the YÖK to demonstrate the validity and value of the services procured from the Company subsidiary. Under the YÖK’s rules, the YÖK was required to rule on Bilgi’s appeal not later than August 8, 2017. If the YÖK did not rule by that date, the appeal would be deemed to have been rejected. As of the close of business in Turkey on August 8, 2017, Bilgi had not been informed of any ruling by the YÖK. Bilgi intends to appeal the YÖK’s rejection of its appeal to the Turkish court system and it has been advised that the YÖK will not take any action against it relating to payments made to the Company’s subsidiary for the services described above during the pendency of this appeal. As the Company currently consolidates Bilgi under the variable interest entity model, if the Company is unable to provide services under its contracts with Bilgi and receive the economic benefits from those contracts as a result of the determinations in the Annual Audit, deconsolidation of Bilgi could be required. Deconsolidation, if required, could have a material adverse effect on the Company’s business, financial condition and results of operations, including possible write-off of all or a portion of the Company’s investment in Bilgi and a reduction in operating income. At June 30, 2017 and December 31, 2016, Bilgi had total assets of approximately $84 million and $83 million, respectively, and total liabilities of $54 million and $63 million, respectively. Total liabilities include approximately $28 million and $19 million of net intercompany liabilities as of June 30, 2017 and December 31, 2016, respectively. During fiscal year 2016, Bilgi generated approximately $106 million of the Company’s consolidated revenue and approximately $26 million of the Company’s consolidated operating income and incurred approximately $6 million of depreciation and amortization expense.

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

In April 2016, the Chilean Congress made reforms to specific career disciplines, including pedagogy. Law 20,903 created the teaching professional development system (Sistema de Desarrollo Profesional Docente), which aims to improve the quality of training for those who choose to study pedagogy by setting new program admission requirements and mandatory institutional accreditation standards for pedagogy career programs. For the first enrollment intake of 2017 in the entire sector of private universities in the Chilean market, the new admissions standards caused a roughly 40% reduction in total new enrollment for the covered programs. UNAB, UDLA and UVM Chile, three of our network institutions in Chile, experienced reduced new enrollments in their education programs above the reduction in enrollments in the overall market of private universities. Although such reductions in the first 2017 intake were significant, they did not result in a material negative impact on the projected total new enrollment of our Chilean institutions, and we will have to continue to monitor the situation to take steps to mitigate the effects of the law.

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

On July 17, 2017, the Chamber of Deputies, which is the lower house of the Chilean Congress, passed the 2017 Higher Education Bill, substantially in the form described above. The 2017 Higher Education Bill has now moved to the Chilean Senate, where it has been referred for consideration by the Senate Education Commission. Members of the Chamber of Deputies have announced that they intend to bring constitutional challenges to 16 provisions of the bill passed by the Chamber of Deputies. If the 2017

Higher Education Bill is passed by the Chilean Senate without resolving the challenged provisions, those provisions would be referred to the Chilean Constitutional Court for resolution prior to the bill taking effect.

We are currently evaluating the effect the proposed 2017 Higher Education Bill would have on the Chilean institutions in the Laureate International Universities network if it is adopted in the form introduced in the Chilean Congress and approved by the Chamber of Deputies. We cannot predict whether or not the proposed 2017 Higher Education Bill will be adopted in this form or if it, or any part of it, will survive constitutional challenge, or if any higher education legislation will be adopted that would affect the institutions in the Laureate International Universities network. However, if any such legislation is adopted, it could have a material adverse effect on our results of operations and financial condition.

As the Company currently consolidates certain of its institutions in Chile under the variable interest entity model, the Company will review such consolidation upon passage of any new higher education bill. Deconsolidation of one or more of our Chilean institutions, if required, could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Effective as of June 1, 2017, the Company granted an aggregate of 42,840 shares of Class A common stock to seven of its directors, of which 32,132 were restricted shares. The Class A common stock was issued to these directors in private transactions exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

Effective as of June 30, 2017, the Company granted an aggregate of 3,060 shares of Class A common stock to one of its directors, of which 1,530 were restricted shares. The Class A common stock was issued to the director in a private transaction exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

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

As previously disclosed, on March 1, 2017, in accordance with the Note Exchange Agreements, we used a portion of the proceeds from our IPO to redeem Senior Notes due 2019 with an aggregate principal amount of $22,556,000 at a repurchase price of 104.625% of the aggregate principal amount for a total payment of $23,599,215, which is consistent with the use of proceeds from our IPO as described in our final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b)(4) on February 2, 2017 (Final Prospectus).

On May 31, 2017, we used approximately $332,962,000 of the proceeds from our IPO, together with proceeds from the refinancing of our credit facility, to redeem our outstanding Senior Notes due 2019 (other than the Exchanged Notes). The aggregate principal amount outstanding of the Senior Notes due 2019 (excluding the Exchanged Notes) was $1,125,443,000. The redemption price for the Senior Notes due 2019 was equal to 104.625% of the principal amount thereof, plus accrued and unpaid interest and special interest to the redemption date, for an aggregate payment to holders of the Senior Notes of approximately $1,205,630,000. Of this approximately $1,205,630,000, approximately $64,800,000 in the aggregate was paid to Douglas L. Becker, our Chairman and CEO, and R. Christopher Hoehn-Saric, an affiliate of the Company, as holders of redeemed Senior Notes due 2019.

This is consistent with the use of proceeds from our IPO as described in our Final Prospectus.

Item 6. Exhibits
(a) Exhibits filed with this report or, where indicated, previously filed and incorporated by reference:

Exhibit No.	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
2.5#	Sale and Purchase Agreement, dated as of March 15, 2016, by and between Laureate International B.V. and Graduate S.A.	S‑1/A	333‑207243	2.5	05/20/2016
2.6#	Share Purchase Agreement, dated as of April 15, 2016, by and between Laureate I B.V. and Insignis	S‑1/A	333‑207243	2.6	05/20/2016
3.1	Amended and Restated Certificate of Incorporation	S‑1/A	333‑207243	3.1	01/31/2017
3.2	Amended and Restated Bylaws	S‑1/A	333‑207243	3.2	01/31/2017
3.3	Certificate of Designations of Convertible Redeemable Preferred Stock, Series A of Laureate Education, Inc.	S‑1/A	333‑207243	3.3	12/15/2016
4.6	Indenture, dated as of April 21, 2017, between Laureate Education, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee, governing the 9.250% Replacement Senior Notes due 2019	8-K	001-38002	4.1	04/27/2017
4.7	Form of Global Note governing the 9.250% Replacement Senior Notes due 2019 (included as Exhibit A to Exhibit 4.6)	8-K	001-38002	4.1	04/27/2017
4.8	Indenture, dated as of April 26, 2017, by and among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the 8.250% Senior Notes due 2025	8-K	001-38002	4.3	04/27/2017
4.9	Form of 8.250% Senior Note due 2025 (included as Exhibit A to Exhibit 4.8)	8-K	001-38002	4.3	04/27/2017
10.1†	2007 Stock Incentive Plan for Key Employees of Laureate Education, Inc. and its Subsidiaries	S‑1/A	333‑207243	10.31	11/20/2015
10.2†	2007 Stock Incentive Plan Form of Stock Option Agreement, as amended on August 31, 2010	S‑1/A	333‑207243	10.32	11/20/2015
10.3†	2013 Long-Term Incentive Plan Form of Stock Option Agreement effective as of September 11, 2013	S‑1/A	333‑207243	10.34	11/20/2015
10.4†	Laureate Education, Inc. Deferred Compensation Plan, as amended and restated effective January 1, 2009	S‑1/A	333‑207243	10.35	11/20/2015
10.5†	Form of Management Stockholder’s Agreement for equityholders	S‑1/A	333‑207243	10.36	11/20/2015
10.6†	Deferred Compensation Letter Agreement, dated August 16, 2007, by and among L Curve Sub Inc., Laureate Education, Inc. and Douglas L. Becker	S‑1/A	333‑207243	10.38	12/23/2015
10.7†	Deferred Compensation Letter Agreement, dated December 24, 2015, between Laureate Education, Inc. and Douglas L. Becker	S‑4/A	333‑208758	10.37	01/20/2016
10.8†	2nd Amended and Restated Executive Interest Subscription Agreement, dated August 31, 2010, between Wengen Alberta, Limited Partnership and Douglas L. Becker	S‑1/A	333‑207243	10.39	11/20/2015
10.9†	Employment Offer Letter, dated July 21, 2008, between Laureate Education, Inc. and Eilif Serck‑Hanssen	S‑1/A	333‑207243	10.40	11/20/2015
10.10†	Amendment to Employment Offer Letter, dated December 9, 2010, between Laureate Education, Inc. and Eilif Serck‑Hanssen	S‑1/A	333‑207243	10.41	11/20/2015
10.11†	Time‑Based Restricted Stock Agreement, effective August 5, 2008, between Laureate Education, Inc. and Eilif Serck‑Hanssen	S‑1/A	333‑207243	10.42	11/20/2015
10.12†	Form of Time‑Based Restricted Stock Units Agreement, for grants from and after September 11, 2013	S‑1/A	333‑207243	10.43	11/20/2015
10.13	Support Services Agreement between Santa Fe University of Art and Design, LLC and Laureate Education, Inc. dated October 1, 2014	S‑1/A	333‑207243	10.44	11/20/2015

Exhibit No.	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.14	Master Service and Confidentiality Agreement, dated April 28, 2014, by and between Laureate Education, Inc. and Accenture LLP	S‑1/A	333‑207243	10.45	11/20/2015
10.15‡	System Wide Master Agreement, dated April 10, 2015, between Blackboard Inc. and Laureate Education, Inc.	S‑1/A	333‑207243	10.46	11/20/2015
10.16†	Form of Stockholders’ Agreement for Entity‑Appointed Directors	S‑1/A	333‑207243	10.47	11/20/2015
10.17†	Form of Stockholders’ Agreement for Individual Directors	S‑1/A	333‑207243	10.48	11/20/2015
10.18†	2013 Long-Term Incentive Plan Form of Restricted Stock Units Agreement	S‑1/A	333‑207243	10.49	11/20/2015
10.19†	2013 Long-Term Incentive Plan Form of Performance Share Units Agreement	S‑1/A	333‑207243	10.50	11/20/2015
10.20	Form of Laureate Education, Inc. Note Exchange Agreement dated as of April 15, 2016	S‑1/A	333‑207243	10.53	05/20/2016
10.21†	Executive Retention Agreement, dated February 25, 2016, by and between Ricardo Berckemeyer and Laureate Education, Inc., effective as of September 1, 2015	S‑1/A	333‑207243	10.54	05/20/2016
10.22†	2013 Long‑Term Incentive Plan Form of Performance Share Units Agreement for 2016 for Named Executive Officers	S‑1/A	333‑207243	10.55	05/20/2016
10.23†	2013 Long‑Term Incentive Plan Form of Performance Share Units Agreement for 2016	S‑1/A	333‑207243	10.56	05/20/2016
10.24†	2013 Long‑Term Incentive Plan Form of Stock Option Agreement for 2016 for Named Executive Officers	S‑1/A	333‑207243	10.57	05/20/2016
10.25†	2013 Long‑Term Incentive Plan Form of Stock Option Agreement for 2016	S‑1/A	333‑207243	10.58	05/20/2016
10.26†	2013 Long‑Term Incentive Plan Form of Restricted Stock Units Agreement for 2016 for Named Executive Officers	S‑1/A	333‑207243	10.59	05/20/2016
10.27†	2013 Long‑Term Incentive Plan Form of Restricted Stock Units Agreement for 2016	S‑1/A	333‑207243	10.60	05/20/2016
10.28	Subscription Agreement, dated as of December 4, 2016, by and among Laureate Education, Inc., Macquarie Sierra Investment Holdings Inc., and each of the other Persons listed on Schedule A and Schedule B thereto.	S‑1/A	333‑207243	10.63	12/15/2016
10.29	Form of Registration Rights Agreement by and among Laureate Education, Inc., each of the Investors set forth on Schedule A thereto, Douglas L. Becker and Wengen Alberta, Limited Partnership	S‑1/A	333‑207243	10.64	12/15/2016
10.30	Form of Investors’ Stockholders Agreement by and among Laureate Education, Inc., Wengen Alberta, Limited Partnership and the Investors set forth on Schedule A thereto	S‑1/A	333‑207243	10.65	12/15/2016
10.31†	Deferred Compensation Letter Agreement, dated December 30, 2016, between Laureate Education, Inc. and Douglas L. Becker	S‑1/A	333‑207243	10.68	01/10/2017
10.32	Exchange and Registration Rights Agreement, dated as of December 30, 2016, among Laureate Education, Inc., the guarantors listed on the signature pages thereto and the initial holders listed on the signature pages thereto	S‑1/A	333‑207243	10.69	01/10/2017
10.33†	2013 Long‑Term Incentive Plan Form of Restricted Stock Units Agreement for October 2016	S‑1/A	333‑207243	10.70	01/10/2017
10.34†	2013 Long‑Term Incentive Plan Form of Performance Share Units Agreement for Named Executive Officers for October 2016	S‑1/A	333‑207243	10.71	01/10/2017
10.35†	2013 Long‑Term Incentive Plan Form of Performance Share Units Agreement for October 2016	S‑1/A	333‑207243	10.72	01/10/2017
10.36†	Form of Cash Long‑Term Incentive Plan Agreement	S‑1/A	333‑207243	10.73	01/10/2017

Exhibit No.	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.37	Amended and Restated Securityholders Agreement by and among Wengen Alberta, Limited Partnership, Laureate Education, Inc. and the other parties thereto	8‑K	001‑38002	10.1	02/06/2017
10.38	Amended and Restated Registration Rights Agreement by and among Wengen Alberta, Limited Partnership, Wengen Investments Limited, Laureate Education, Inc. and the other parties thereto	8‑K	001‑38002	10.2	02/06/2017
10.39†	Amendment to the 2007 Stock Incentive Plan for Key Employees of Laureate Education, Inc. and its Subsidiaries	10-K	001-38002	10.76	03/29/2017
10.40†	CEO Option Award Agreement, $17.00 per share exercise price	8-K	001-38002	10.3	02/06/2017
10.41†	CEO Option Award Agreement, $21.32 per share exercise price	8-K	001-38002	10.4	02/06/2017
10.42	Form of Confirmation Letter, dated April 21, 2017, between Laureate Education, Inc. and the other party thereto	8-K	001-38002	10.1	04/27/2017
10.43†	Separation Agreement and General Release, dated March 28, 2017, between Enderson Guimarães and Laureate Education, Inc., effective as of March 23, 2017	10-Q	001-38002	10.80	05/11/2017
10.44	Seventh Amendment to Amended and Restated Credit Agreement, Amendment to Security Documents, and Release of Foreign Obligations and Certain Credit Parties, dated April 26, 2017, among Laureate Education, Inc., Iniciativas Culturales de España S.L., as the foreign subsidiary borrower, certain domestic subsidiaries of Laureate Education, Inc., Citibank, N.A., as administrative agent and collateral agent, certain financial institutions, and others party thereto	10-Q	001-38002	10.81	05/11/2017
10.45	Second Amended and Restated Credit Agreement, dated as of April 26, 2017, among Laureate Education, Inc., the lending institutions party thereto from time to time, and Citibank, N.A., as administrative agent and collateral agent	10-Q	001-38002	10.82	05/11/2017
10.46	Amended and Restated Guarantee, dated as of April 26, 2017, by Laureate Education, Inc. and certain domestic subsidiaries of Laureate Education, Inc. party thereto from time to time, as guarantors, in favor of Citibank, N.A., as collateral agent	10-Q	001-38002	10.83	05/11/2017
10.47	Amended and Restated Pledge Agreement, dated as of April 26, 2017, among Laureate Education, Inc. and certain domestic subsidiaries of Laureate Education, Inc. party thereto from time to time, as pledgors, and Citibank, N.A., as collateral agent	10-Q	001-38002	10.84	05/11/2017
10.48	Amended and Restated Security Agreement, dated as of April 26, 2017, among Laureate Education, Inc. and certain domestic subsidiaries of Laureate Education, Inc. party thereto from time to time, as grantors, and Citibank, N.A., as collateral agent	10-Q	001-38002	10.85	05/11/2017
10.49	Second Amended and Restated Collateral Agreement, dated as of April 26, 2017, between Walden University, LLC, certain other domestic subsidiaries of Laureate Education, Inc. from time to time, and Citibank, N.A., as collateral agent	10-Q	001-38002	10.86	05/11/2017
10.50†	Laureate Education, Inc. Amended and Restated 2013 Long-Term Incentive Plan	8-K	001-38002	10.1	06/20/2017
10.51*†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Annual Performance Share Units Notice and Agreement for 2017
10.52*†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Performance-based Stock Option Agreement for 2017
10.53*†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Time-based Stock Option Agreement for 2017
10.54*†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Restricted Stock Units Notice and Agreement for 2017
10.55*†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Performance Share Units Notice and Agreement for 2017

Exhibit No.	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.56*†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Performance-based Stock Option Agreement for 2017 for Certain Executives
10.57*†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Time-based Stock Option Agreement for 2017 for Certain Executives
10.58*†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Restricted Stock Units Notice and Agreement for 2017 for Certain Executives
10.59*†	Form of 2017-2018 Laureate Executive Cash Long-Term Bonus Plan for Certain Executives
10.60*†	Separation Agreement and General Release, dated May 30, 2017, between Alfonso Martinez and Laureate Education, Inc., effective as of May 31, 2017
21.1*	List of Subsidiaries of the Registrant
31.1*	Certification pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2*	Certification pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32*	Certifications pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
Ex. 101.INS*	XBRL Instance Document
Ex. 101.SCH*	XBRL Taxonomy Extension Schema Document
Ex. 101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
Ex. 101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
Ex. 101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
Ex. 101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
#	Laureate Education, Inc. hereby undertakes to furnish supplementally a copy of any omitted schedule or exhibit to such agreement to the U.S. Securities and Exchange Commission upon request.
†	Indicates a management contract or compensatory plan or arrangement.
‡	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the U.S. Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 8, 2017.

/s/ EILIF SERCK-HANSSEN
Eilif Serck-Hanssen
President, Chief Administrative Officer and Chief
Financial Officer

/s/ TAL DARMON
Tal Darmon
Senior Vice President, Chief Accounting Officer
and Global Controller