Form 10-Q
period 2017-09-30
LAUREATE EDUCATION, INC.
filed 2017-11-08
CIK 912766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2017
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2017
Class A common stock, par value $0.004 per share	54,749,449 shares
Class B common stock, par value $0.004 per share	132,574,979 shares

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

IN THOUSANDS, except per share amounts
For the three months ended September 30,	2017	2016
	(Unaudited)	(Unaudited)
Revenues	$983,394	$929,855
Costs and expenses:
Direct costs	924,091	864,203
General and administrative expenses	64,999	53,150
Operating (loss) income	(5,696)	12,502
Interest income	5,840	3,437
Interest expense	(76,454)	(104,781)
Loss on debt extinguishment	—	(15,682)
(Loss) gain on derivatives	(19,930)	516
Other (expense) income, net	(718)	353
Foreign currency exchange gain, net	7,327	26,329
Gain on sales of subsidiaries, net	—	155,151
(Loss) income from continuing operations before income taxes	(89,631)	77,825
Income tax (expense) benefit	(13,859)	3,105
Net (loss) income	(103,490)	80,930
Net loss attributable to noncontrolling interests	5,531	5,387
Net (loss) income attributable to Laureate Education, Inc.	$(97,959)	$86,317

Accretion of Series A convertible redeemable preferred stock and other redeemable noncontrolling interests and equity	(84,060)	2,160
Net (loss) income available to common stockholders	$(182,019)	$88,477

Basic and diluted (loss) earnings per share:
Basic (loss) earnings per share	$(1.02)	$0.66
Diluted (loss) earnings per share	$(1.02)	$0.66

The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

IN THOUSANDS, except per share amounts
For the nine months ended September 30,	2017	2016
	(Unaudited)	(Unaudited)
Revenues	$3,116,766	$3,068,299
Costs and expenses:
Direct costs	2,719,569	2,697,820
General and administrative expenses	221,909	158,566
Operating income	175,288	211,913
Interest income	14,994	13,305
Interest expense	(278,049)	(314,383)
Loss on debt extinguishment	(8,425)	(17,363)
Gain (loss) on derivatives	19,187	(8,235)
Other expense, net	(667)	(964)
Foreign currency exchange (loss) gain, net	(109)	80,263
(Loss) gain on sales of subsidiaries, net	(172)	398,412
(Loss) income from continuing operations before income taxes and equity in net income of affiliates	(77,953)	362,948
Income tax expense	(28,793)	(35,246)
Equity in net income of affiliates, net of tax	1	20
Net (loss) income	(106,745)	327,722
Net loss attributable to noncontrolling interests	2,365	2,817
Net (loss) income attributable to Laureate Education, Inc.	$(104,380)	$330,539

Accretion of Series A convertible redeemable preferred stock and other redeemable noncontrolling interests and equity	(192,141)	3,233
Net (loss) income available to common stockholders	$(296,521)	$333,772

Basic and diluted (loss) earnings per share:
Basic (loss) earnings per share	$(1.77)	$2.50
Diluted (loss) earnings per share	$(1.77)	$2.49

The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

IN THOUSANDS
For the three months ended September 30,	2017	2016
	(Unaudited)	(Unaudited)
Net (loss) income	$(103,490)	$80,930
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax of $0 for both periods	64,742	(15,893)
Unrealized gain on derivative instruments, net of tax of $0 for both periods	525	2,386
Minimum pension liability adjustment, net of tax of $0 for both periods	—	63
Total other comprehensive income (loss)	65,267	(13,444)
Comprehensive (loss) income	(38,223)	67,486
Net comprehensive loss attributable to noncontrolling interests	4,065	4,506
Comprehensive (loss) income attributable to Laureate Education, Inc.	$(34,158)	$71,992

The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

IN THOUSANDS
For the nine months ended September 30,	2017	2016
	(Unaudited)	(Unaudited)
Net (loss) income	$(106,745)	$327,722
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax of $0 for both periods	196,593	(45,005)
Unrealized gain on derivative instruments, net of tax of $0 for both periods	6,625	5,509
Minimum pension liability adjustment, net of tax of $0 and $1,900, respectively	—	8,948
Total other comprehensive income (loss)	203,218	(30,548)
Comprehensive income	96,473	297,174
Net comprehensive loss attributable to noncontrolling interests	10	1,817
Comprehensive income attributable to Laureate Education, Inc.	$96,483	$298,991

The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

IN THOUSANDS, except per share amounts
	September 30, 2017	December 31, 2016
Assets	(Unaudited)
Current assets:
Cash and cash equivalents (includes VIE amounts of $265,494 and $169,074, see Note 2)	$504,962	$464,965
Restricted cash and investments	199,300	189,319
Receivables:
Accounts and notes receivable	771,597	494,646
Other receivables	22,446	23,758
Related party receivables	4,863	6,931
Allowance for doubtful accounts	(199,759)	(190,499)
Receivables, net	599,147	334,836
Income tax receivable	59,866	29,447
Prepaid expenses and other current assets	104,376	97,234
Current assets held for sale	92,248	—
Total current assets (includes VIE amounts of $549,721 and $322,210, see Note 2)	1,559,899	1,115,801
Notes receivable, net	12,713	61,157
Property and equipment:
Land	376,000	396,821
Buildings	1,162,800	1,219,783
Furniture, equipment and software	1,206,392	1,160,350
Leasehold improvements	440,134	399,555
Construction in-progress	72,526	103,205
Accumulated depreciation and amortization	(1,227,618)	(1,128,081)
Property and equipment, net	2,030,234	2,151,633
Land use rights, net	44,470	45,275
Goodwill	2,028,286	1,934,464
Other intangible assets:
Tradenames	1,330,302	1,307,633
Other intangible assets, net	43,206	46,700
Deferred costs, net	62,043	57,748
Deferred income taxes	152,241	142,130
Derivative instruments	29,721	4,464
Other assets	209,648	195,465
Long-term assets held for sale	279,801	—
Total assets (includes VIE amounts of $1,558,050 and $1,309,113, see Note 2)	$7,782,564	$7,062,470

The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)

IN THOUSANDS, except per share amounts
	September 30, 2017	December 31, 2016
Liabilities and stockholders' equity	(Unaudited)
Current liabilities:
Accounts payable	$88,122	$86,699
Accrued expenses	367,560	368,973
Accrued compensation and benefits	244,440	239,495
Deferred revenue and student deposits	729,855	362,891
Current portion of long-term debt	185,848	178,989
Current portion of due to shareholders of acquired companies	28,881	118,679
Income taxes payable	31,074	30,371
Derivative instruments	—	5,218
Other current liabilities	60,919	48,917
Current liabilities held for sale	158,280	—
Total current liabilities (includes VIE amounts of $504,325 and $320,922, see Note 2)	1,894,979	1,440,232
Long-term debt, less current portion	3,024,560	3,629,375
Due to shareholders of acquired companies, less current portion	52,294	92,269
Deferred compensation	13,032	14,128
Income taxes payable	120,029	135,140
Deferred income taxes	450,718	452,084
Derivative instruments	8,094	7,750
Other long-term liabilities	246,522	270,267
Long-term liabilities held for sale	73,199	—
Total liabilities (includes VIE amounts of $606,896 and $424,297, see Note 2)	5,883,427	6,041,245
Series A convertible redeemable preferred stock, par value $0.001 per share – 512 shares authorized, 400 and 343 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	302,693	332,957
Redeemable noncontrolling interests and equity	14,215	23,876
Stockholders' equity:
Preferred stock, par value $0.001 per share – 49,488 shares authorized, no shares issued and outstanding as of September 30, 2017 and December 31, 2016	—	—
Class A common stock, par value $0.004 per share – 700,000 shares authorized, 54,749 shares issued and outstanding as of September 30, 2017 and no shares authorized, issued and outstanding as of December 31, 2016	219	—
Class B common stock, par value $0.004 per share – 175,000 shares authorized, 132,575 shares issued and outstanding as of September 30, 2017 and no shares authorized, issued and outstanding as of December 31, 2016	531	—
Common stock, par value $0.004 per share – no shares authorized, issued and outstanding as of September 30, 2017 and 175,000 shares authorized, 133,376 shares issued and outstanding as of December 31, 2016	—	534
Additional paid-in capital	3,545,365	2,721,432
Accumulated deficit	(1,142,081)	(1,037,701)
Accumulated other comprehensive loss	(852,356)	(1,052,055)
Total Laureate Education, Inc. stockholders' equity	1,551,678	632,210
Noncontrolling interests	30,551	32,182
Total stockholders' equity	1,582,229	664,392
Total liabilities and stockholders' equity	$7,782,564	$7,062,470
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

IN THOUSANDS
For the nine months ended September 30,	2017	2016
Cash flows from operating activities	(Unaudited)	(Unaudited)
Net (loss) income	$(106,745)	$327,722
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	199,394	202,735
Loss (gain) on sale of subsidiary and disposal of property and equipment	3,050	(398,499)
(Gain) loss on derivative instruments	(19,621)	7,211
Loss on debt extinguishment	8,425	17,363
Payment of redemption and call premiums and fees on debt modification	(65,225)	—
Non-cash interest expense	29,809	36,892
Interest paid on deferred purchase price for acquisitions	(39,419)	—
Non-cash share-based compensation expense	43,969	28,939
Bad debt expense	88,677	76,141
Deferred income taxes	(21,787)	(12,309)
Unrealized foreign currency exchange loss (gain)	4,852	(73,641)
Non-cash loss from non-income tax contingencies	4,032	6,016
Other, net	1,637	1,574
Changes in operating assets and liabilities:
Restricted cash	(1,743)	(6,826)
Receivables	(344,661)	(350,078)
Prepaid expenses and other assets	(69,843)	(28,236)
Accounts payable and accrued expenses	14,624	(10,655)
Income tax receivable/payable, net	(19,815)	(23,550)
Deferred revenue and other liabilities	435,173	395,171
Net cash provided by operating activities	144,783	195,970
Cash flows from investing activities
Purchase of property and equipment	(134,629)	(132,904)
Expenditures for deferred costs	(12,712)	(13,996)
Receipts from sale of subsidiary and property and equipment	1,180	553,860
Property insurance recoveries	370	1,431
Settlement of derivatives related to sale of subsidiaries	—	(5,663)
Business acquisitions, net of cash acquired	(835)	—
Payments from related parties	349	1,634
Change in restricted cash and investments	(3,921)	(12,032)
Net cash (used in) provided by investing activities	(150,198)	392,330
Cash flows from financing activities
Proceeds from issuance of long-term debt, net of original issue discount	2,349,673	513,014
Payments on long-term debt	(2,695,511)	(1,037,591)
Payments of deferred purchase price for acquisitions	(93,813)	(9,574)
Payments to purchase noncontrolling interests	—	(25,665)
Proceeds from issuance of convertible redeemable preferred stock, net of issuance costs	55,290	—
Payment of dividends on Series A Preferred Stock and to noncontrolling interests	(5,252)	(550)
Proceeds from initial public offering, net of issuance costs	456,359	—
Proceeds from exercise of stock options	—	252
Withholding of shares to satisfy tax withholding for vested stock awards and exercised stock options	(1,725)	(1,346)
Payments of debt issuance costs	(11,298)	(10,593)
Noncontrolling interest holder's loan to subsidiaries	943	816
Distributions to noncontrolling interest holders	(847)	(1,447)
Net cash provided by (used in) financing activities	53,819	(572,684)
Effects of exchange rate changes on cash	26,127	7,182
Change in cash included in current assets held for sale	(34,534)	—
Net change in cash and cash equivalents	39,997	22,798
Cash and cash equivalents at beginning of period	464,965	458,673
Cash and cash equivalents at end of period	$504,962	$481,471
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

On February 6, 2017, the Company completed an initial public offering (IPO) of shares of its Class A common stock, a newly established class of the Company’s common stock of which 700,000 shares were authorized and, as of February 1, 2017, the Company's shares became listed on the Nasdaq Global Select Market under the symbol ‘‘LAUR’’. The Company sold 35,000 shares of its Class A common stock in the IPO at a price of $14.00 per share, resulting in net proceeds to the Company, after deducting underwriting discounts and commissions and offering expenses payable by us, of $456,359. On January 31, 2017, in connection with our IPO, our Amended and Restated Certificate of Incorporation was accepted for filing by the Secretary of State of the State of Delaware, and effective upon such filing, a 4 to 1 reverse stock split for our common stock was consummated and each share of our common stock then outstanding was automatically reclassified into one fourth of one share of Class B Common Stock, a newly established class of the Company’s common stock, with any resulting fractional shares rounded down to the next whole share. These financial statements reflect the reverse stock split.

As previously disclosed in our Quarterly Report on Form 10-Q for the period ended June 30, 2017, and as further discussed in Note 6, Business and Geographic Segment Information, effective August 1, 2017, we changed our operating segments in order to realign our segments according to how our chief operating decision maker now allocates resources and assesses performance. The segment changes resulted in Laureate increasing its number of operating segments from three to six, and is consistent with our goal of flattening our organizational structure to improve decision speed and operating effectiveness.

The change includes the creation of three operating segments (Brazil, Mexico and Andean & Iberian) from the previous Latin America (LatAm) segment. Our institutions in Spain and Portugal (Iberian) have moved from the Europe, Middle East, Africa and Asia Pacific (EMEAA) segment and combined with our institutions in Chile and Peru to form the Andean & Iberian segment. In addition, our institutions in Central America, which were previously part of the LatAm segment, have combined with our campus-based institutions in the United States, which were previously part of the GPS segment, to form the Central America and U.S. Campuses segment. The Online & Partnerships segment consists of the online institutions that were previously part of the GPS segment. In summary, our six operating segments are as follows:

•	Brazil;

•	Mexico;

•	Andean & Iberian;

•	Central America & U.S. Campuses;

•	EMEAA; and

•	Online & Partnerships.

This change has been reflected in the quarterly segment information beginning in the third quarter of 2017, the period in which the change occurred. As required, the 2016 segment information that is presented for comparative purposes has also been revised to reflect this change.

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
Under ASC 810-10, "Consolidation," we have determined that these institutions are VIEs and that Laureate is the primary beneficiary of these VIEs because we have, as further described herein: (1) the power to direct the activities of the VIEs that most significantly affect their educational and economic performance and (2) the right to receive economic benefits from contractual and other arrangements with the VIEs that could potentially be significant to the VIEs. We account for the acquisition of the right to control a VIE in accordance with ASC 805, "Business Combinations."

The VIEs in Brazil and Mexico include several not-for-profit foundations that have insignificant revenues and operating expenses. Selected Consolidated Statements of Operations information for these VIEs was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Selected Statements of Operations information:
Revenues, by segment:
Brazil	$11	$—	$57	$—
Mexico	—	—	—	—
Andean & Iberian	114,494	116,839	300,385	257,327
Central America & U.S. Campuses	16,350	15,113	47,362	44,088
EMEAA	42,662	41,919	176,177	187,454
Revenues	173,517	173,871	523,981	488,869

Depreciation and amortization	12,697	13,422	38,171	39,190

Operating (loss) income, by segment:
Brazil	(23)	(17)	(30)	(60)
Mexico	(163)	(105)	(516)	(492)
Andean & Iberian	6,584	12,365	(3,567)	(29,625)
Central America & U.S. Campuses	910	406	1,873	212
EMEAA	(11,510)	(14,606)	8,377	5,075
Operating (loss) income	(4,202)	(1,957)	6,137	(24,890)

Net income (loss)	378	1,563	23,418	(18,517)
Net income (loss) attributable to Laureate Education, Inc.	1,265	2,707	22,284	(18,474)

The following table reconciles the Net (loss) income attributable to Laureate Education, Inc. as presented in the table above, to the amounts in our Consolidated Statements of Operations:

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Net (loss) income attributable to Laureate Education, Inc.:
Variable interest entities	$1,265	$2,707	$22,284	$(18,474)
Other operations	49,968	61,132	264,644	387,008
Corporate and eliminations	(149,192)	22,478	(391,308)	(37,995)
Net (loss) income attributable to Laureate Education, Inc.	$(97,959)	$86,317	$(104,380)	$330,539

The following table presents selected assets and liabilities of the consolidated VIEs. Except for Goodwill, the assets in the table below include the assets that can be used only to settle the obligations for the VIEs. The liabilities in the table are liabilities for which the creditors of the VIEs do not have recourse to the general credit of Laureate.

Selected Consolidated Balance Sheet amounts for these VIEs were as follows:

	September 30, 2017		December 31, 2016
	VIE	Consolidated	VIE	Consolidated
Balance Sheets data:
Cash and cash equivalents	$265,494	$504,962	$169,074	$464,965
Current assets held for sale	2,723	92,248	—	—
Other current assets	281,504	962,689	153,136	650,836
Total current assets	549,721	1,559,899	322,210	1,115,801

Goodwill	193,669	2,028,286	181,669	1,934,464
Tradenames	109,394	1,330,302	104,117	1,307,633
Other intangible assets, net	—	43,206	—	46,700
Long-term assets held for sale	28,306	279,801	—	—
Other long-term assets	676,960	2,541,070	701,117	2,657,872
Total assets	1,558,050	7,782,564	1,309,113	7,062,470

Current liabilities held for sale	6,855	158,280	—	—
Current liabilities	497,470	1,736,699	320,922	1,440,232
Long-term liabilities held for sale	11,239	73,199	—	—
Long-term debt and other long-term liabilities	91,332	3,915,249	103,375	4,601,013
Total liabilities	606,896	5,883,427	424,297	6,041,245

Total stockholders' equity	951,154	1,582,229	884,816	664,392
Total stockholders' equity attributable to Laureate Education, Inc.	932,384	1,551,678	866,997	632,210

The amounts classified as held-for-sale assets and liabilities at September 30, 2017 in the table above relate to VIEs that are included in our EMEAA segment and are subject to finalization. Refer to Note 4, Assets Held for Sale, for further discussion.

Recently Issued Accounting Standards Not Yet Adopted

Accounting Standards Update (ASU) No. 2017-12(ASU 2017-12), Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities

On August 28, 2017, the Financial Accounting Standards Board (FASB) issued ASU 2017-12, which contains significant amendments to the hedge accounting model. The new guidance is intended to simplify the application of hedge accounting and should allow for more hedging strategies to qualify for hedge accounting. ASU 2017-12 also amends the presentation and disclosure requirements and changes how companies assess effectiveness. Public business entities like Laureate will have until the end of the first quarter in which a hedge is designated to perform an initial assessment of a hedge’s effectiveness. After initial qualification, the new guidance permits a qualitative effectiveness assessment for certain hedges instead of a quantitative test, such as a regression analysis, if the company can reasonably support an expectation of high effectiveness throughout the term of the hedge. An initial quantitative test to establish that the hedge relationship is highly effective is still required. The effective date of this ASU for Laureate is January 1, 2019. Early adoption is permitted in any interim period or fiscal year before the effective date. However, if the guidance is early adopted in an interim period, any adjustments would be reflected as of the beginning of the fiscal year that includes that interim period. Laureate is evaluating whether to early adopt this ASU as of January 1, 2018.

ASU No. 2017-04 (ASU 2017-04), Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment

In January 2017, the FASB issued ASU 2017-04 in order to simplify the test for goodwill impairment by eliminating Step 2, which measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. Under the amendments in this ASU, an entity should perform its annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. However, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This ASU is effective for Laureate beginning on January 1, 2020 and early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are still evaluating the impact of ASU 2017-04 on our Consolidated Financial Statements and whether we will early adopt this ASU for goodwill impairment tests performed on testing dates after January 1, 2018.

ASU No. 2016-02 (ASU 2016-02), Leases (Topic 842)

On February 25, 2016, the FASB issued ASU 2016-02. Lessees will need to recognize on their balance sheet a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs and uneven rent payments. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases). Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. The standard is effective for Laureate beginning January 1, 2019. The new standard must be adopted using a modified retrospective transition and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. We have completed our diagnostic assessment and have established a cross-functional implementation team which is in the process of identifying changes to our accounting policies, business processes, systems and internal controls in preparation for the implementation. We anticipate that ASU 2016-02 will have a material impact on our Consolidated Balance Sheets, as we will record significant asset and liability balances in connection with our leased properties. We are still evaluating the impact to our Consolidated Statements of Operations. We do not currently plan to early adopt this ASU.

ASU No. 2014-09, (ASU 2014-09), Revenue from Contracts with Customers (Topic 606)

On May 28, 2014, the FASB issued ASU 2014-09, which supersedes the revenue recognition requirements in ASC 605, ‘‘Revenue Recognition’’ and most industry-specific guidance. The core principle of ASU 2014-09 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB deferred the effective date of ASU 2014-09. The new revenue standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 (January 1, 2018 for Laureate) and allows either a full retrospective adoption to all periods presented or a modified retrospective adoption approach with the cumulative effect of initial application of the revised guidance recognized at the date of initial application. We have completed our diagnostic assessment and are finalizing policies and processes relating to this ASU, which we plan to adopt effective January 1, 2018. We do not expect the adoption of this ASU to result in a significant change to our method of recognizing tuition revenues; however, we are still evaluating and quantifying the potential impact of other aspects of the standard, including variable consideration and costs to obtain a contract. We plan to elect modified retrospective adoption of this new standard.

Recently Adopted Accounting Standards

ASU No. 2015-17 (ASU 2015-17), Income Taxes (Topic 740)

In November 2015, the FASB issued ASU 2015-17 as a part of the Simplification Initiative and in response to concerns that the current requirement that entities separate deferred income tax liabilities and assets into current and noncurrent amounts results in little or no benefit to users of the financial statements. The amendments in this ASU aim to simplify this presentation by requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 was effective for Laureate beginning January 1, 2017 and we adopted this guidance on a retrospective basis. Accordingly, as of September 30, 2017 all deferred tax assets and liabilities are classified as noncurrent and we reclassified current deferred tax assets and liabilities of approximately $110,000 and $6,000, respectively, as of December 31, 2016 to noncurrent.

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

Note 3. Acquisitions

During the nine months ended September 30, 2017, Laureate consummated the business acquisition outlined below, which is included in our Consolidated Financial Statements commencing from the date of acquisition.

Australia

In June 2017, our EMEAA segment acquired the assets and business of the nursing division of Careers Australia (CA Nursing), a vocational institution in Australia, for a cash purchase price of AUD 1,107 (US $835 at the date of acquisition) plus debt assumed of AUD 9,850 (US $7,433 at the acquisition date). We accounted for this acquisition as a business combination. For this acquisition, Revenues, Operating income and Net (loss) income attributable to Laureate Education, Inc. were immaterial for the nine months ended September 30, 2017.

The following table summarizes the estimated fair value of all assets acquired and the liabilities assumed at the date of acquisition:

CA Nursing Australia
Property and equipment	$9,581
Goodwill	3,099
Other intangible assets	3,293
Total assets acquired	15,973
Current portion of long-term debt	166
Other current liabilities	5,960
Long-term debt, less current portion	7,267
Other long-term liabilities	1,745
Total liabilities	15,138
Net assets acquired attributable to Laureate Education, Inc.	835
Debt assumed	7,433
Net assets acquired attributable to Laureate Education, Inc. plus debt assumed	$8,268

Net assets acquired	$835
Net cash paid at acquisition	$835

The amounts recorded in the 2017 acquisition are provisional and Laureate is in the process of finalizing the amounts recorded for the assets and liabilities primarily related to goodwill, intangible assets and deferred revenue. None of the goodwill related to the 2017 acquisition is expected to be deductible for income tax purposes.

Note 4. Assets Held for Sale

The Company has identified certain subsidiaries that may not reach a scale that will be meaningful for Laureate, and has undertaken a process to sell these entities. As of September 30, 2017, several subsidiaries in our EMEAA segment met the criteria for classification as held for sale under ASC 360-10-45-9, "Long-Lived Assets Classified as Held for Sale," in addition to an asset group at a for-profit real estate subsidiary in our Andean & Iberian segment. Accordingly, as of September 30, 2017, the assets and liabilities of these disposal groups were classified as held for sale and recorded at their carrying values, which were lower than their estimated 'fair values less costs to sell'. The Company expects to begin receiving final offers on these entities in the fourth quarter of 2017, and estimates that closing of the sale transactions will begin to occur in the first quarter of 2018.

The amounts classified as held-for-sale assets and liabilities are subject to finalization. The carrying amounts of the major classes of long-lived assets and liabilities that were reclassified to held for sale as of September 30, 2017 are presented in the following tables:

Property and equipment, net	$213,593
Goodwill	32,330
Tradenames	16,534
Other assets	17,344
Long-term assets held for sale	$279,801

Long-term debt, including current portion	$34,798
Other liabilities	196,681
Total liabilities held for sale	$231,479

In the aggregate, revenues of the disposal groups represented approximately $159,000 and $154,000 of Laureate's total revenues during the nine months ended September 30, 2017 and 2016, respectively.

Note 5. Due to Shareholders of Acquired Companies

The amounts due to shareholders of acquired companies generally arise in connection with Laureate’s acquisition of a majority or all of the ownership interest of these companies. Promissory notes payable to the sellers of acquired companies, referred to as “seller notes,” are commonly used as a means of payment for business acquisitions. Seller note payments are classified as Payments of deferred purchase price for acquisitions within financing activities in our Consolidated Statements of Cash Flows. The amounts due to shareholders of acquired companies, currencies, and interest rates applied were as follows:

	September 30, 2017	December 31, 2016	Nominal Currency	Interest Rate %
Universidade Anhembi Morumbi (UAM Brazil)	$46,475	$52,043	BRL	CDI + 2%
University of St. Augustine for Health Sciences, LLC (St. Augustine)	11,550	11,550	USD	7%
Monash South Africa (MSA)	9,591	27,462	AUD	n/a, 6.75%
Universidad Tecnologica Centroamericana (UNITEC Honduras)	4,184	5,196	HNL	IIBC
CH Holding Netherlands B.V. (CH Holding)	3,885	8,587	USD	n/a
Faculdade Porto-Alegrense (FAPA)	3,132	2,973	BRL	IGP-M
IADE Group	2,358	2,755	EUR	3%
Faculdades Metropolitanas Unidas Educacionais (FMU)	—	100,382	BRL	CDI
Total due to shareholders of acquired companies	81,175	210,948
Less: Current portion of due to shareholders of acquired companies	28,881	118,679
Due to shareholders of acquired companies, less current portion	$52,294	$92,269

AUD: Australian Dollar	CDI: Certificados de Depósitos Interbancários (Brazil)
BRL: Brazilian Real	IIBC: Índice de Inflación del Banco Central (Honduras)
EUR: European Euro	IGP-M: General Index of Market Prices (Brazil)
HNL: Honduran Lempira
USD: United States Dollar

IADE Group

A working capital adjustment was recorded during the year ended December 31, 2015 in accordance with the purchase agreement entered into in connection with this acquisition. This liability of EUR 639 (US $694 at the date of payment) was settled during the second quarter of 2017. The remaining balance outstanding relates to two EUR 1,000 tranches to be paid 36 months and 60 months from the March 27, 2015 date of acquisition.

FMU

At the acquisition date of FMU on September 12, 2014, Laureate financed a portion of the purchase price with promissory notes payable to the seller of BRL 250,000. These seller notes matured on September 12, 2017 and the principal and interest were fully repaid in the amount of BRL 358,606 (US $114,578 at the date of payment).

Note 6. Business and Geographic Segment Information

Laureate’s educational services are offered through six operating segments: Brazil, Mexico, Andean & Iberian, Central America & U.S. Campuses, EMEAA and Online & Partnerships. Laureate determines its operating segments based on information utilized by the chief operating decision maker to allocate resources and assess performance.

As previously disclosed in our Quarterly Report on Form 10-Q for the period ended June 30, 2017, effective August 1, 2017, we changed our operating segments in order to realign our segments according to how our chief operating decision maker now allocates resources and assesses performance. The change includes the creation of three operating segments (Brazil, Mexico and Andean & Iberian) from the previous Latin America (LatAm) segment. Our institutions in Spain and Portugal (Iberian) have moved from the Europe, Middle East, Africa and Asia Pacific (EMEAA) segment and combined with our institutions in Chile and Peru to form the Andean & Iberian segment. In addition, our institutions in Central America, which were previously part of the LatAm segment, have combined with our campus-based institutions in the United States, which were previously part of the GPS segment, to form the Central America and U.S. Campuses segment. The Online & Partnerships segment consists of the online institutions that were previously part of the GPS segment. This change has been reflected in the quarterly segment information beginning in the third quarter of 2017, the period in which the change occurred. As required, the 2016 segment information that is presented for comparative purposes has also been revised to reflect this change.

Our campus-based segments generate revenues by providing an education that emphasizes professional-oriented fields of study with undergraduate and graduate degrees in a wide range of disciplines. Our educational offerings are increasingly utilizing online and hybrid (a combination of online and in-classroom) courses and programs to deliver their curriculum. Many of our largest campus-based operations are in developing markets which are experiencing a growing demand for higher education based on favorable demographics and increasing secondary completion rates, driving increases in participation rates and resulting in continued growth in the number of higher education students. Traditional higher education students (defined as 18-24 year olds) have historically been served by public universities, which have limited capacity and are often underfunded, resulting in an inability to meet the growing student demand and employer requirements. This supply and demand imbalance has created a market opportunity for private sector participants. Most students finance their own education. However, there are some government-sponsored student financing programs which are discussed below. These campus-based segments include Brazil, Mexico, Andean & Iberian, Central America & U.S. Campuses and EMEAA. Specifics related to each of these campus-based segments and our Online & Partnerships segment are discussed below:

In Brazil, approximately 75% of post-secondary students are enrolled in private higher education institutions. While the federal government defines the national curricular guidelines, institutions are licensed to operate by city. Laureate owns 13 institutions in eight states throughout Brazil, with a particularly strong presence in the competitive São Paulo market. Many students finance their own education while others rely on the government-sponsored programs such as Prouni and FIES.

Public universities in Mexico enroll approximately two-thirds of students attending post-secondary education. However, many public institutions are faced with capacity constraints or the quality of the education is considered low. Laureate owns two institutions and is present throughout the country with a footprint of over 40 campuses. Each institution in Mexico has a national license. Students in our Mexican institutions typically finance their own education.

The Andean & Iberian segment includes institutions in Chile, Peru, Portugal and Spain and has contractual relationships with a licensed institution in Ecuador. In Chile, private universities enroll approximately 80% of post-secondary students. In Peru, the public sector plays a significant role but private universities are increasingly providing the capacity to meet growing demand. In Spain and Portugal, the high demand for post-secondary education places capacity constraints on the public sector, pushing students to turn to the private sector for high-quality education. Chile has government-sponsored student financing programs, while in the other countries students generally finance their own education.

The Central America & U.S. Campuses segment includes institutions in Costa Rica, Honduras, Panama and the United States. Students in Central America typically finance their own education while students in the United States finance their education in a variety of ways, including Title IV programs.

The EMEAA segment includes institutions in the European countries of Cyprus, Germany, Italy and Turkey, as well as locations in the Middle East, Africa and Asia Pacific consisting of campus-based institutions with operations in Australia, China, India, Malaysia, Morocco, New Zealand, South Africa and Thailand. Additionally, EMEAA manages nine licensed institutions in the Kingdom of Saudi Arabia and manages one additional institution in China through a joint venture arrangement.

The Online & Partnerships segment includes fully online institutions operating globally that offer professionally-oriented degree programs in the United States through Walden University, a U.S.-based accredited institution, and through the University of Liverpool and the University of Roehampton in the United Kingdom. These online institutions primarily serve working adults with undergraduate and graduate degree program offerings. Students in the United States finance their education in a variety of ways, including Title IV programs.

Intersegment transactions are accounted for in a similar manner as third-party transactions and are eliminated in consolidation. The “Corporate” amounts presented in the following tables includes corporate charges that were not allocated to our reportable segments and adjustments to eliminate intersegment items.

We evaluate segment performance based on Adjusted EBITDA, which is a non-GAAP performance measure defined as Income (loss) from continuing operations before income taxes and equity in net income of affiliates, adding back the following items: (Loss) gain on sales of subsidiaries, net, Foreign currency exchange (loss) gain, net, Other income (expense), net, Gain (loss) on derivatives, Loss on debt extinguishment, Interest expense, Interest income, Depreciation and amortization expense, Loss on impairment of assets, Share-based compensation expense and expenses related to our Excellence-in-Process (EiP) initiative. EiP is an enterprise-wide initiative to optimize and standardize Laureate’s processes, creating vertical integration of procurement, information technology, finance, accounting and human resources. It includes the establishment of regional shared services organizations (SSOs) around the world, as well as improvements to the Company's system of internal controls over financial reporting. We have also expanded the EiP initiative into other back- and mid-office areas. Certain non-recurring costs incurred in connection with the planned dispositions described in Note 4, Assets Held for Sale, are also included in EiP. The increased EiP expenses during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 relates primarily to severance costs that are predominantly contractual termination benefits recognized in accordance with ASC 712, ‘‘Compensation—Nonretirement Postemployment Benefits.’’

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

The following tables provide financial information for our reportable segments, including a reconciliation of Adjusted EBITDA to Income (loss) from continuing operations before income taxes and equity in net income of affiliates, as reported in the Consolidated Statements of Operations:

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Revenues
Brazil	$170,497	$152,768	$547,971	$479,628
Mexico	141,175	140,400	451,993	455,130
Andean & Iberian	314,788	289,182	930,335	835,477
Central America & U.S. Campuses	69,598	65,602	219,081	207,142
EMEAA	126,353	116,967	468,339	584,979
Online & Partnerships	168,375	173,303	520,982	531,063
Corporate	(7,392)	(8,367)	(21,935)	(25,120)
Revenues	$983,394	$929,855	$3,116,766	$3,068,299
Adjusted EBITDA of reportable segments
Brazil	$9,138	$11,856	$61,289	$63,174
Mexico	6,465	24,775	78,590	89,292
Andean & Iberian	74,983	63,979	240,273	179,846
Central America & U.S. Campuses	9,731	7,472	38,480	31,657
EMEAA	(13,655)	(24,365)	54,166	67,951
Online & Partnerships	42,883	51,250	145,753	149,097
Total Adjusted EBITDA of reportable segments	129,545	134,967	618,551	581,017
Reconciling items:
Corporate	(42,976)	(36,379)	(141,556)	(100,255)
Depreciation and amortization expense	(67,930)	(66,824)	(199,394)	(202,735)
Loss on impairment of assets	—	—	—	—
Share-based compensation expense	(8,632)	(8,030)	(43,969)	(28,939)
EiP expenses	(15,703)	(11,232)	(58,344)	(37,175)
Operating (loss) income	(5,696)	12,502	175,288	211,913
Interest income	5,840	3,437	14,994	13,305
Interest expense	(76,454)	(104,781)	(278,049)	(314,383)
Loss on debt extinguishment	—	(15,682)	(8,425)	(17,363)
(Loss) gain on derivatives	(19,930)	516	19,187	(8,235)
Other (expense) income, net	(718)	353	(667)	(964)
Foreign currency exchange gain (loss), net	7,327	26,329	(109)	80,263
Gain (loss) on sales of subsidiaries, net	—	155,151	(172)	398,412
(Loss) income from continuing operations before income taxes and equity in net income of affiliates	$(89,631)	$77,825	$(77,953)	$362,948

	September 30, 2017	December 31, 2016
Assets
Brazil	$1,288,014	$1,245,264
Mexico	1,087,323	972,171
Andean & Iberian	2,264,689	1,951,864
Central America & U.S. Campuses	339,816	345,238
EMEAA	1,147,354	958,883
Online & Partnerships	1,215,107	1,297,798
Corporate	440,261	291,252
Total assets	$7,782,564	$7,062,470

Note 7. Goodwill

The change in the net carrying amount of Goodwill from December 31, 2016 through September 30, 2017 was composed of the following items:

	Brazil	Mexico	Andean & Iberian	Central America & U.S. Campuses	EMEAA	Online & Partnerships	Total
Goodwill	$501,055	$480,985	$297,519	$154,759	$200,254	$459,787	$2,094,359
Accumulated impairment loss	—	—	—	(96,754)	(63,141)	—	(159,895)
Balance at December 31, 2016	501,055	480,985	297,519	58,005	137,113	459,787	1,934,464
Acquisitions	—	—	—	—	3,099	—	3,099
Dispositions	—	—	—	—	(488)	—	(488)
Reclassification to Long-term assets held for sale	—	—	—	—	(32,330)	—	(32,330)
Currency translation adjustments	16,286	75,101	19,748	—	11,506	900	123,541
Adjustments to prior acquisitions	—	—	—	—	—	—	—
Balance at September 30, 2017	$517,341	$556,086	$317,267	$58,005	$118,900	$460,687	$2,028,286

Note 8. Debt

Outstanding long-term debt was as follows:

	September 30, 2017	December 31, 2016
Senior long-term debt:
Senior Secured Credit Facility (stated maturity dates April 2022 and April 2024 as of September 30, 2017; stated maturity dates June 2018, June 2019 and March 2021 as of December 31, 2016), net of discount	$1,576,845	$1,497,869
Senior Notes (stated maturity dates May 2025 as of September 30, 2017 and September 2019 as of December 31, 2016), net of discount	800,000	1,388,036
Total senior long-term debt	2,376,845	2,885,905
Other debt:
Lines of credit	51,065	66,081
Notes payable and other debt	626,687	650,184
Total senior and other debt	3,054,597	3,602,170
Capital lease obligations and sale-leaseback financings	261,650	250,842
Total long-term debt	3,316,247	3,853,012
Less: total unamortized deferred financing costs	105,839	44,648
Less: current portion of long-term debt	185,848	178,989
Long-term debt, less current portion	$3,024,560	$3,629,375

Approximately $34,798 of long-term debt, including the current portion, is included in the held-for-sale liabilities recorded on the Consolidated Balance Sheet as of September 30, 2017. For further description of the held-for-sale amounts see Note 4, Assets Held for Sale.

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

On April 28, 2017, the Company elected to redeem all of its outstanding Senior Notes due 2019 (other than the Exchanged Notes) and on May 31, 2017 (the Redemption Date), the Senior Notes due 2019 (other than the Exchanged Notes) were redeemed. As described further below, the Exchanged Notes were redeemed on August 11, 2017. The aggregate principal amount outstanding of the Senior Notes due 2019 (excluding the Exchanged Notes) was $1,125,443. The redemption price for the Senior Notes due 2019 that were redeemed was equal to 104.625% of the principal amount thereof, for a total redemption price of $1,177,495, plus accrued and unpaid interest and special interest to the Redemption Date, for an aggregate payment to holders of the Senior Notes of $1,205,630. As of September 30, 2017, the outstanding balance of our senior notes was $800,000, which consisted entirely of the Senior Notes due 2025. As of December 31, 2016, the outstanding balance under our Senior Notes due 2019 was $1,388,036, net of a debt discount.

Senior Secured Credit Facility

Substantially concurrently with the issuance of the Senior Notes due 2025, we consummated a refinancing of our Senior Secured Credit Facility by means of an amendment and restatement of the existing amended and restated credit agreement (the Second Amended and Restated Credit Agreement) to provide a new revolving credit facility of $385,000 maturing in April 2022 (the Revolving Credit Facility) and a new syndicated term loan of $1,600,000 maturing in April 2024 (the 2024 Term Loan). The old senior credit facility was fully repaid, and that repayment amount is included in Payments on long-term debt in the Consolidated Statement of Cash Flows for the nine months ended September 30, 2017, with the exception of approximately $283,000 of loan principal related to the old term loan that was rolled over by certain lenders into the 2024 Term Loan. Accordingly, that rollover amount was a non-cash transaction.

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

The maturity date for the Revolving Credit Facility is April 26, 2022 and the maturity date for the 2024 Term Loan is April 26, 2024. The Revolving Credit Facility bears interest at a per annum interest rate, at the option of the Borrower, at either the LIBOR rate or the ABR rate plus an applicable margin of 3.75% per annum or 3.50% per annum for LIBOR rate loans, and 2.75% per annum or 2.50% per annum for ABR rate loans, in each case, based on the Company’s Consolidated Total Debt to Consolidated EBITDA ratio, as defined in the Second Amended and Restated Credit Agreement. As of September 30, 2017, there was no balance outstanding under the Revolving Credit Facility.

The 2024 Term Loan bears interest at a per annum rate, at the option of the Borrower, at either the LIBOR rate or the ABR rate plus an applicable margin of 4.50% per annum or 4.25% per annum for LIBOR rate loans, and 3.50% per annum or 3.25% per annum for ABR rate loans, in each case, based on the Company’s Consolidated Total Debt to Consolidated EBITDA ratio. As of September 30, 2017, all loans outstanding under the 2024 Term Loan were LIBOR loans and had a total interest rate of 5.73%. A discount equal to 1% of the 2024 Term Loan's original principal amount, or $16,000, was paid at issuance and will be amortized to interest expense over the term of the loan. The 2024 Term Loan amortizes at an annual amount equal to 1% of the original principal amount of the 2024 Term Loan, which annual amount is payable in quarterly payments, with the remaining unpaid principal amount payable on the maturity date. Quarterly principal payments on the 2024 Term Loan commenced June 30, 2017. On or prior to October 26, 2017, except for prepayments made from transactions expressly permitted, the 2024 Term Loan can be prepaid at price equal to 101% of the principal amount prepaid. After October 26, 2017, the 2024 Term Loan can be prepaid at price equal to 100% of the principal amount prepaid.

Loss on Debt Extinguishment, Debt Modification and Debt Issuance Costs

As a result of the refinancing transactions described above and the note exchange transaction described below, Laureate recorded a Loss on debt extinguishment of $8,425 during the nine months ended September 30, 2017 related primarily to the write off of unamortized deferred financing costs associated with certain lenders that did not participate in the new debt instruments. In addition, approximately $22,800 was charged to General and administrative expenses related to new third-party costs paid in connection with the portion of the refinancing transactions that was deemed to be a modification. Also in connection with the refinancing transactions, approximately $70,800 of new deferred financing costs were capitalized, which related primarily to the excess of the redemption price over the principal amount of the Senior Notes due 2019 that were redeemed and the call premium that applied to a portion of the repaid senior credit facilities.

Estimated Fair Value of Debt

The estimated fair value of our debt was determined using observable market prices, as the majority of our securities, including the Senior Secured Credit Facility and the Senior Notes due 2025, are traded in a brokered market, as were the Senior Notes due 2019 prior to their redemption. The fair value of our remaining debt instruments approximates carrying value based on their terms. As of September 30, 2017 and December 31, 2016, our long-term debt was classified as Level 2 within the fair value hierarchy, based on the frequency and volume of trading in the brokered market. The estimated fair value of our debt was as follows:

	September 30, 2017		December 31, 2016
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Total senior and other debt	$3,054,597	$3,118,539	$3,602,170	$3,632,853

Senior Notes due 2019 - Note Exchange Transaction

On April 15, 2016, Laureate entered into separate, privately negotiated note exchange agreements (the Note Exchange Agreements) with certain existing holders (the Existing Holders) of the Senior Notes due 2019 pursuant to which we agreed to exchange (the Note Exchange) $250,000 in aggregate principal amount of Senior Notes due 2019 for shares of the Company's Class A common stock. The exchange was to be completed within one year and one day after the consummation of an initial public offering of our common stock that generates gross proceeds of at least $400,000 or 10% of the equity value of the Company (a Qualified Public Offering). As discussed in Note 1, Description of Business, on February 6, 2017, the Company completed an initial public offering of its Class A common stock at a price per share of $14.00 that qualified as a Qualified Public Offering.

On August 2, 2017, we sent notices to the holders of these notes indicating that the closing of the exchange contemplated by the Note Exchange Agreements would be consummated on Friday, August 11, 2017. On August 11, 2017, Laureate issued 18,683 shares of Class A common stock, which was equal to 104.625% of the aggregate principal amount of Senior Notes due 2019 to be exchanged, or $261,600, divided by $14.00, the initial public offering price per share of Class A common stock in the Qualified Public Offering. Upon completion of the Note Exchange, the Company also paid approximately $11,100 to the exchanging holders, an amount equal to the interest and special interest accrued with respect to the Exchanged Notes to, but excluding, the date of consummation of the Note Exchange. Shares of our Class A common stock issued in the Note Exchange are listed on the Nasdaq Global Select Market.

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

Certain Covenants

As of September 30, 2017, our senior long-term debt contained certain negative covenants including, among others: (1) limitations on additional indebtedness; (2) limitations on dividends; (3) limitations on asset sales, including the sale of ownership interests in subsidiaries and sale-leaseback transactions; and (4) limitations on liens, guarantees, loans or investments. The Second Amended and Restated Credit Agreement provides, solely with respect to the Revolving Credit Facility, that the Company shall not permit its Consolidated Senior Secured Debt to Consolidated EBITDA ratio, as defined in the Second Amended and Restated Credit Agreement, to exceed 4.50x as of the last day of each quarter ending June 30, 2017 through September 30, 2017, 3.75x as of the last day of each quarter ending December 31, 2017 through March 31, 2018, and 3.50x as of the last day of each quarter ending June 30, 2018 and thereafter. However, the agreement also provides that if (i) the Company’s Consolidated Total Debt to Consolidated EBITDA ratio, as defined in the Second Amended and Restated Credit Agreement, is not greater than 4.75x as of such date and (ii) less than 25% of the Revolving Credit Facility is utilized as of that date, then such financial covenant shall not apply. As of September 30, 2017, these conditions were satisfied and, therefore, we were not subject to the leverage ratio covenant. In addition, notes payable at some of our locations contain financial maintenance covenants.

Note 9. Commitments and Contingencies

Noncontrolling Interest Holder Put Arrangements and Company Call Arrangements

The following section provides a summary table and description of the various noncontrolling interest holder put arrangements that Laureate had outstanding as of September 30, 2017. Laureate has elected to accrete changes in the arrangements’ redemption values over the period from the date of issuance to the earliest redemption date. The redeemable noncontrolling interests are recorded at the greater of the accreted redemption value or the traditional noncontrolling interest. Until the first exercise date, the put instruments’ reported values may be lower than the final amounts that will be required to settle the minority put arrangements. As of September 30, 2017, the carrying value of all noncontrolling interest holder put arrangements was $11,911, which includes accreted incremental value of $14,441 in excess of traditional noncontrolling interests.

If the minority put arrangements were all exercised at September 30, 2017, Laureate would be obligated to pay the noncontrolling interest holders an estimated amount of $11,911, as summarized in the following table:

	Nominal Currency	First Exercisable Date	Estimated Value as of September 30, 2017 redeemable within 12-months:	Reported Value
Noncontrolling interest holder put arrangements
INTI Education Holdings Sdn Bhd (INTI) - 10%	MYR	Current	$10,016	$10,016
Pearl Retail Solutions Private Limited and Creative Arts Education Society (Pearl) - 10%	INR	Current	1,835	1,835
Stamford International University (STIU) - Puttable preferred stock of TEDCO	THB	Current	60	60
Total noncontrolling interest holder put arrangements			11,911	11,911
Puttable common stock - currently redeemable	USD	Current	4	4
Puttable common stock - not currently redeemable	USD	*	—	2,300
Total redeemable noncontrolling interests and equity			$11,915	$14,215
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

Pearl

As part of the acquisition of Pearl, the minority owners had a put option to require Laureate to purchase the remaining 45% noncontrolling interest, and Laureate has a call option to require the minority owners to sell to Laureate up to 35% of the total equity of Pearl that is still owned by the noncontrolling interest holders (i.e. approximately 78% of the remaining 45% noncontrolling interest). On June 19, 2017, Laureate and the noncontrolling interest holders of Pearl amended the put and call option agreements in order to clarify certain aspects of the formula for determining the purchase price of the noncontrolling interests. The modifications to the agreement resulted in the exclusion of certain campus costs and liabilities in the purchase price calculation.

On July 11, 2017, the noncontrolling interest holders of Pearl notified Laureate of their election to exercise their put option for a portion of their total noncontrolling interest, which requires Laureate to purchase an additional 35% equity interest in Pearl. The purchase price for the 35% equity interest, which has been agreed to by the parties, is approximately $11,400 and has been recorded in Other current liabilities in the Consolidated Balance Sheet as of September 30, 2017. This liability was paid in October 2017. The remaining 10% puttable equity interest that is still held by the minority owners is recorded at its estimated redemption value of $1,835.

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

The Series A Preferred Stock includes a Beneficial Conversion Feature (BCF) that was contingent on a qualified IPO (as defined in the Certificate of Designations governing the terms of the Series A Preferred Stock), which was consummated on February 6, 2017. Accordingly, during the first quarter of 2017, the Company recorded the BCF at its estimated fair value of $261,794 as a reduction of the carrying value of the Series A Preferred Stock and an increase to Additional Paid-In Capital. Beginning in the first quarter of 2017, the accretion of this BCF reduces net income available to common stockholders in the calculation of earnings per share, as shown in Note 15, Earnings (Loss) Per Share. During the nine months ended September 30, 2017, the Company recorded additional BCF of $3,574 related to the paid-in-kind dividends. The total BCF of $265,368 will be accreted using a constant yield approach over a one-year period. For the nine months ended September 30, 2017, we have recorded total accretion on the Series A Preferred Stock of $185,149, and as of September 30, 2017 the Series A Preferred Stock had a carrying value of $302,693. As of December 31, 2016, prior to the January 2017 funding of purchase price for the additional 57 shares of Series A Preferred Stock, and prior to the IPO and the recording of the IPO-contingent BCF, the Series A Preferred Stock had a carrying value of $332,957.

Other Loss Contingencies

Laureate is subject to legal actions arising in the ordinary course of its business. In management's opinion, we have adequate legal defenses, insurance coverage and/or accrued liabilities with respect to the eventuality of such actions. We do not believe that any settlement would have a material impact on our Consolidated Financial Statements.

Contingent Liabilities for Taxes

As of September 30, 2017 and December 31, 2016, Laureate has recorded cumulative liabilities totaling $58,046 and $67,192, respectively, for taxes other-than-income tax, principally payroll-tax-related uncertainties recorded at the time of an acquisition. The changes in this recorded liability are related to acquisitions, interest and penalty accruals, changes in tax laws, expirations of statutes of limitations, settlements and changes in foreign currency exchange rates. The terms of the statutes of limitations on these contingencies vary but can be up to 10 years. This liability is included in Other long-term liabilities on the Consolidated Balance Sheets. We have also recorded current liabilities for taxes other-than-income tax of $248 and $1,896, respectively, as of September 30, 2017 and December 31, 2016, in Other current liabilities on the Consolidated Balance Sheets. The recorded value of contingent liabilities is reduced when they are extinguished or the related statutes of limitations expire.

In addition, as of September 30, 2017 and December 31, 2016, Laureate has recorded cumulative liabilities for income tax contingencies of $110,513 and $103,471, respectively. In addition, we have identified certain tax-related contingencies that we have assessed as being reasonably possible of loss, but not probable of loss, and could have an adverse effect on the Company’s results of operations if the outcomes are unfavorable. In most cases, Laureate has received indemnifications from the former owners and/or noncontrolling interest holders of the acquired businesses for contingencies, and therefore, we do not believe we will sustain an economic loss even if we are required to pay these additional amounts. As of September 30, 2017 and December 31, 2016, indemnification assets primarily related to acquisition contingencies were $90,576 and $97,607, respectively. These indemnification assets primarily covered contingencies for income taxes and taxes other-than-income taxes.

Other Loss Contingencies

Laureate has accrued liabilities for certain civil actions against our institutions, a portion of which existed prior to our acquisition of these entities. As of September 30, 2017 and December 31, 2016, approximately $23,000 and $18,000, respectively, of loss contingencies were included in Other long-term liabilities and Other current liabilities on the Consolidated Balance Sheets. Laureate intends to vigorously defend against these lawsuits.

Hunan International Economics University (HIEU), our institution in China, is named as one of five defendants in a civil case involving a loan transaction that was entered into by certain noncontrolling interest holders of HIEU as borrowers, and was allegedly guaranteed by HIEU. The amount of the loan is approximately $29,000, including interest and penalties. The noncontrolling interest holders are the primary defendants in this civil case, with HIEU added in its alleged role as guarantor. Due to developments in the case that occurred during the second quarter of 2017, we determined that the probability of incurring a loss in this legal matter is reasonably possible as of September 30, 2017, but not probable, and therefore a liability has not been recorded. On November 4, 2017, HIEU was informed by the court that the case against it would be dismissed, although no formal judgment has been received. Until it receives the formal judgment of dismissal, HIEU will continue to vigorously defend this case.

Material Guarantees – Student Financing

Chile

The accredited Chilean institutions in the Laureate network also participate in a government-sponsored student financing program known as Crédito con Aval del Estado (the CAE Program). The CAE Program was formally implemented by the Chilean government in 2006 to promote higher education in Chile for lower socio-economic level students in good academic standing. The CAE Program involves tuition financing and guarantees that are provided by our institutions and the government. As part of the CAE Program, these institutions provide guarantees which result in contingent liabilities to third-party financing institutions, beginning at 90% of the tuition loans made directly to qualified students enrolled through the CAE Program and declining to 60% over time. The guarantees by these institutions are in effect during the period in which the student is enrolled, and the guarantees are assumed entirely by the government upon the student’s graduation. When a student leaves one of Laureate's institutions and enrolls in another CAE-qualified institution, the Laureate institution will remain guarantor of the tuition loans that have been granted up to the date of transfer, and until the student's graduation from a CAE-qualified institution. The maximum potential amount of payments our institutions could be required to make under the CAE Program was approximately $515,000 and $479,000 at September 30, 2017 and December 31, 2016, respectively. This maximum potential amount assumes that all students in the CAE Program do not graduate, so that our guarantee would not be assigned to the government, and that all students default on the full amount of the CAE-qualified loan balances. As of September 30, 2017 and December 31, 2016, we recorded $27,900 and $20,636, respectively, as estimated long-term guarantee liabilities for these obligations.

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

In connection with the purchase of FMU on September 12, 2014, Laureate pledged 75% of the acquired shares to third-party lenders as a guarantee of our payment obligations under the loans that financed a portion of the purchase price. Laureate pledged the remaining 25% of the acquired shares to the sellers as a guarantee of our payment obligations under the purchase agreement for the seller notes. In the event that we default on any payment of the loans or seller notes, the purchase agreement provides for a forfeiture of the relevant pledged shares. After the payment of the seller notes in September 2017, the shares pledged to the sellers were pledged to the third-party lenders until full payment of the loans, which mature in April 2021. See Note 5, Due to Shareholders of Acquired Companies.

Standby Letters of Credit, Surety Bonds and Other Commitments

As of September 30, 2017 and December 31, 2016, Laureate's outstanding letters of credit (LOCs) and surety bonds primarily consisted of the items discussed below.

As of both September 30, 2017 and December 31, 2016, we had approximately $105,600 posted as LOCs in favor of the United States Department of Education (DOE). These LOCs were required to allow Walden, Kendall, NewSchool, and St. Augustine to continue participating in the DOE Title IV program. These LOCs are fully collateralized with cash equivalents and certificates of deposit, which are classified as Restricted cash and investments on our September 30, 2017 Consolidated Balance Sheet.

We received a letter dated October 12, 2017 from the DOE stating that, based on Laureate’s failure to meet standards of financial responsibility for the fiscal year ended December 31, 2016, we are required to either: 1) increase our LOC to an amount equal to 50% of the Title IV, Higher Education Act (HEA) funds received by Laureate in the fiscal year ended December 31, 2016 (calculated by the DOE to be $456,293) and qualify as a financially responsible institution; or 2) increase our LOC to an amount equal to 15% of the Title IV, HEA funds received by Laureate in the fiscal year ended December 31, 2016 (calculated by the DOE to be $136,888) and remain provisionally certified for a period of up to three complete award years. In the letter, the DOE also has required us to continue to comply with additional notification and reporting requirements. We have chosen the second option, to increase our LOC to $136,888 and to remain provisionally certified for a period of up to three complete award years, and we are in the process of obtaining one or more LOCs for such amount. We also chose that option in 2016, resulting in our letter of credit balance of $105,600 that is posted as of September 30, 2017.

As of September 30, 2017 and December 31, 2016, we had $39,236 and $34,746, respectively, posted as cash-collateral for LOCs related to the Spain Tax Audits. The cash collateral for these LOCs was classified as Restricted cash and investments on our September 30, 2017 Consolidated Balance Sheet.

As part of our normal operations, our insurers issue surety bonds on our behalf, as required by various state education authorities in the United States. We are obligated to reimburse our insurers for any payments made by the insurers under the surety bonds. As of September 30, 2017 and December 31, 2016, the total face amount of these surety bonds was $13,980 and $12,162, respectively. These bonds are fully collateralized with cash, which is classified as Restricted cash and investments on our September 30, 2017 Consolidated Balance Sheet.

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

Note 10. Financing Receivables

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

Laureate’s financing receivables balances were as follows:

	September 30, 2017	December 31, 2016
Financing receivables	$36,501	$29,776
Allowance for doubtful accounts	(8,289)	(9,175)
Financing receivables, net of allowances	$28,212	$20,601

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

	Chile	Other	Total
As of September 30, 2017
Amounts past due less than one year	$11,317	$843	$12,160
Amounts past due one year or greater	3,850	1,424	5,274
Total past due (on non-accrual status)	15,167	2,267	17,434
Not past due	16,564	2,503	19,067
Total financing receivables	$31,731	$4,770	$36,501

As of December 31, 2016
Amounts past due less than one year	$8,711	$834	$9,545
Amounts past due one year or greater	3,899	1,482	5,381
Total past due (on non-accrual status)	12,610	2,316	14,926
Not past due	11,758	3,092	14,850
Total financing receivables	$24,368	$5,408	$29,776

The following is a rollforward of the Allowance for doubtful accounts related to financing receivables for the nine months ended September 30, 2017 and 2016, grouped by country portfolio:

	Chile	Other	Total
Balance at December 31, 2016	$(6,209)	$(2,966)	$(9,175)
Charge-offs	2,798	330	3,128
Recoveries	—	(36)	(36)
Reclassifications	—	69	69
Provision	(2,089)	93	(1,996)
Currency adjustments	(360)	81	(279)
Balance at September 30, 2017	$(5,860)	$(2,429)	$(8,289)

Balance at December 31, 2015	$(7,240)	$(3,336)	$(10,576)
Charge-offs	3,525	104	3,629
Recoveries	—	(46)	(46)
Reclassifications	—	—	—
Provision	(2,152)	181	(1,971)
Currency adjustments	(387)	97	(290)
Balance at September 30, 2016	$(6,254)	$(3,000)	$(9,254)

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

The number of financing receivable accounts and the pre- and post-modification account balances modified under the terms of a TDR during the nine months ended September 30, 2017 and 2016 were as follows:

	Number of Financing Receivable Accounts	Pre-Modification Balance Outstanding	Post-Modification Balance Outstanding
2017	355	$1,838	$1,655
2016	559	$8,615	$5,986

The preceding table represents accounts modified under the terms of a TDR during the nine months ended September 30, 2017, whereas the following table represents accounts modified as a TDR between January 1, 2016 and September 30, 2017 that subsequently defaulted during the nine months ended September 30, 2017:

	Number of Financing Receivable Accounts	Balance at Default
Total	156	$721

The following table represents accounts modified as a TDR between January 1, 2015 and September 30, 2016 that subsequently defaulted during the nine months ended September 30, 2016:

	Number of Financing Receivable Accounts	Balance at Default
Total	355	$1,089

Note 11. Share-based Compensation

Share-based compensation expense was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Stock options, net of estimated forfeitures	$4,590	$5,578	$33,421	$21,527
Restricted stock awards	4,042	2,235	10,548	6,897
Total non-cash stock compensation	8,632	7,813	43,969	28,424
Deferred compensation arrangement	—	216	—	515
Total	$8,632	$8,029	$43,969	$28,939

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

Relevant Options were all outstanding stock options as of June 19, 2017 (vested or unvested) to acquire shares of Class B common stock granted under the 2013 Plan during calendar years 2013 through 2016, and totaled approximately 5,300 options. Since the modification of the terms of the awards occurred on June 19, 2017, the Company recorded incremental stock compensation expense during the second quarter of 2017 of approximately $5,100 for options that were vested at the modification date. Additionally, approximately $2,500 of incremental stock compensation expense related to options that were not yet vested at the modification date is being recognized over the remaining vesting period.

Note 12. Stockholders' Equity

The components of net changes in stockholders' equity were as follows:

	Laureate Education, Inc. Stockholders
	Class A Common Stock		Class B Common Stock		Common Stock		Additional paid-in capital	(Accumulated deficit) retained earnings	Accumulated other comprehensive (loss) income	Non-controlling interests	Total stockholders' equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2016	—	$—	—	$—	133,376	$534	$2,721,432	$(1,037,701)	$(1,052,055)	$32,182	$664,392
Non-cash stock compensation	—	—	—	—	—	—	43,969	—	—	—	43,969
Reclassification of Common stock into Class B common stock on January 31, 2017	—	—	133,376	534	(133,376)	(534)	—	—	—	—	—
Issuance of Class A common stock in initial public offering	35,000	140	—	—	—	—	456,219	—	—	—	456,359
Conversion of Class B shares to Class A shares	1,032	4	(1,032)	(4)	—	—	—	—	—	—	—
Note exchange transaction	18,683	75	—	—	—	—	245,672	—	—	—	245,747
Vesting of restricted stock and exercise of stock options, net of shares withheld to satisfy tax withholding	34	—	231	1	—	—	(1,726)	—	—	—	(1,725)
Reclassification to equity upon expiration of put right on share-based awards	—	—	—	—	—	—	5,500	—	—	—	5,500
Dividends to noncontrolling interests	—	—	—	—	—	—	(889)	—	—	—	(889)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	—	(847)	(847)
Change in noncontrolling interests	—	—	—	—	—	—	1,104	—	(1,164)	60	—
Accretion of redeemable noncontrolling interests and equity	—	—	—	—	—	—	(6,135)	—	—	—	(6,135)
Accretion of Series A Convertible Redeemable Preferred Stock	—	—	—	—	—	—	(185,149)	—	—	—	(185,149)
Beneficial conversion feature for Series A Convertible Redeemable Preferred Stock	—	—	—	—	—	—	265,368	—	—	—	265,368
Reclassification of redeemable noncontrolling interests and equity	—	—	—	—	—	—	—	—	—	(834)	(834)
Net loss	—	—	—	—	—	—	—	(104,380)	—	(2,365)	(106,745)
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	—	—	—	—	194,238	2,355	196,593
Unrealized gain on derivatives, net of tax of $0	—	—	—	—	—	—	—	—	6,625	—	6,625
Balance at September 30, 2017	54,749	$219	132,575	$531	—	$—	$3,545,365	$(1,142,081)	$(852,356)	$30,551	$1,582,229

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

	September 30, 2017			December 31, 2016
	Laureate Education, Inc.	Noncontrolling Interests	Total	Laureate Education, Inc.	Noncontrolling Interests	Total
Foreign currency translation loss	$(851,148)	$51	$(851,097)	$(1,044,222)	$(2,304)	$(1,046,526)
Unrealized gain (loss) on derivatives	1,407	—	1,407	(5,218)	—	(5,218)
Minimum pension liability adjustment	(2,615)	—	(2,615)	(2,615)	—	(2,615)
Accumulated other comprehensive (loss) income	$(852,356)	$51	$(852,305)	$(1,052,055)	$(2,304)	$(1,054,359)

Note 13. Derivative Instruments

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

The reported fair values of our derivatives, which are classified in Derivative instruments on our Consolidated Balance Sheets, were as follows:

	September 30, 2017	December 31, 2016
Derivatives designated as hedging instruments:
Long-term assets:
Interest rate swaps	$1,407	$—
Current liabilities:
Interest rate swaps	—	5,218
Derivatives not designated as hedging instruments:
Long-term assets:
Contingent redemption features - Series A Preferred Stock	28,314	4,464
Long-term liabilities:
Cross currency and interest rate swaps	7,864	7,420
Interest rate swaps	230	330
Total derivative instrument assets	$29,721	$4,464
Total derivative instrument liabilities	$8,094	$12,968

Derivatives Designated as Hedging Instruments

2024 Term Loan Interest Rate Swaps

In May 2017, Laureate entered into, and designated as cash flow hedges, four pay-fixed, receive-floating amortizing interest rate swaps with notional amounts of $100,000, $100,000, $200,000 and $300,000, respectively. These notional amounts match the corresponding principal of the 2024 Term Loan borrowings of which these swaps are effectively hedging the interest payments. As such, the notional values amortize annually based on the terms of the agreements to match the principal borrowings as they are repaid. Refer to Note 8, Debt, for further information regarding the underlying borrowings. These swaps effectively fix the floating interest rate on the term loan to reduce exposure to variability in cash flows attributable to changes in the USD-LIBOR-BBA swap rate. All four swaps have an effective date of May 31, 2017 and mature on May 31, 2022. The terms of the swaps require Laureate to pay interest on the basis of fixed rates of 1.756%, 1.796%, 1.796% and 1.763% on the $100,000, $100,000, $200,000 and $300,000 notional values, respectively. Laureate will receive interest for all four swaps on the basis of one-month USD-LIBOR-BBA, with a floor of 1%. As of September 30, 2017, these interest rate swaps had an estimated fair value of $1,407.

Interest Rate Swaps

In September 2011, Laureate entered into two forward interest rate swap agreements that were designated as cash flow hedges. The swaps effectively fixed interest rates on existing variable-rate borrowings in order to manage our exposure to future interest rate volatility. Both swaps had an effective date of June 30, 2014 and matured on June 30, 2017. The gain or loss on these swaps was deferred in AOCI and then reclassified into earnings as a component of Interest expense in the same periods during which the hedged forecasted transactions affected earnings. During the second quarter of 2017, all of the gain or loss previously deferred in AOCI had been recognized in earnings since the swaps had matured. As of December 31, 2016, these interest rate swaps had an estimated fair value of $5,218.

The table below shows the total recorded unrealized gain (loss) of these swaps in Comprehensive income (loss). The impact of derivative instruments designated as hedging instruments on Comprehensive income (loss), Interest expense and AOCI were as follows:

For the three months ended September 30:

	Gain Recognized in Comprehensive Income (Effective Portion)		Income Statement Location	Loss Reclassified from AOCI to Income (Effective Portion)
	2017	2016		2017	2016
Interest rate swaps	$525	$2,386	Interest expense	$(972)	$(2,687)

For the nine months ended September 30:

	Gain Recognized in Comprehensive Income (Effective Portion)		Income Statement Location	Loss Reclassified from AOCI to Income (Effective Portion)
	2017	2016		2017	2016
Interest rate swaps	$6,625	$5,509	Interest expense	$(6,705)	$(8,002)

Derivatives Not Designated as Hedging Instruments

Derivatives related to Series A Preferred Stock Offering

The Company identified several derivatives associated with the issuance of the Series A Preferred Stock as discussed in Note 9, Commitments and Contingencies. The embedded derivatives are related to certain contingent redemption features of the Series A Preferred Stock. As of September 30, 2017 and December 31, 2016, the estimated fair values of these derivatives were assets of $28,314 and $4,464, respectively, and were recorded in Derivative instruments as noncurrent assets on the Consolidated Balance Sheets. During the first quarter of 2017, $4,382 was bifurcated from the carrying value of the Series A Preferred Stock and recorded as derivative assets. The increase in estimated fair value during the nine months ended September 30, 2017 of $19,468 was recorded as an unrealized gain on derivatives in the Consolidated Statement of Operations. These derivatives are not designated as hedges for accounting purposes thus the changes in estimated fair value are recognized as a component of earnings.

CLP to Unidad de Fomento (UF) Cross Currency and Interest Rate Swaps

The cross currency and interest rate swap agreements are intended to provide a better correlation between our debt obligations and operating currencies. In 2010, one of our subsidiaries in Chile entered into four cross currency and interest rate swap agreements. One of the swaps matures on December 1, 2024, and the remaining three mature on July 1, 2025 (the CLP to UF cross currency and interest rate swaps). The UF is a Chilean inflation-adjusted unit of account. The four swaps have an aggregate notional amount of approximately $31,000, and convert CLP-denominated, floating-rate debt to fixed-rate UF-denominated debt. The CLP to UF cross currency and interest rate swaps were not designated as hedges for accounting purposes. As of September 30, 2017 and December 31, 2016, these swaps had an estimated fair value of $7,864 and $7,420, respectively, which was recorded in Derivative instruments as a long-term liability.

THINK Interest Rate Swaps

Laureate acquired THINK on December 20, 2013, and financed a portion of the purchase price by borrowing AUD 45,000 (US $35,415 at September 30, 2017) under a syndicated facility agreement in the form of two term loans of AUD 22,500 each. The terms of the syndicated facility agreement required THINK to enter into an interest rate swap within 45 days from the agreement's December 20, 2013 effective date, in order to convert at least 50% of the AUD 45,000 of term loan debt from a variable interest rate based on the BBSY bid rate, an Australia bank rate, to a fixed interest rate. Accordingly, on January 31, 2014, THINK executed an interest rate swap agreement with an original notional amount of AUD 22,500 to satisfy this requirement and converted AUD 22,500 (US $17,708 at September 30, 2017) of the variable rate component of the term loan debt to a fixed interest rate of 3.86%. The notional amount of the swap decreases quarterly based on the terms of the agreement, and the swap matures on December 20, 2018. This interest rate swap was not designated as a hedge for accounting purposes, and had an estimated fair value of $230 and $330 at September 30, 2017 and December 31, 2016, respectively, which was recorded in Derivative instruments as a long-term liability.

Components of the reported Gain (loss) on derivatives not designated as hedging instruments in the Consolidated Statements of Operations were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Unrealized (Loss) Gain
Contingent redemption features - Series A Preferred	$(19,974)	$—	$19,468	$—
Cross currency and interest rate swaps	151	(3,979)	24	(1,514)
Interest rate swaps	58	17	129	(34)
	(19,765)	(3,962)	19,621	(1,548)
Realized (Loss) Gain
Cross currency and interest rate swaps	(165)	4,539	(434)	(6,530)
Interest rate swaps	—	(61)	—	(157)
	(165)	4,478	(434)	(6,687)
Total (Loss) Gain
Contingent redemption features - Series A Preferred	(19,974)	—	19,468	—
Cross currency and interest rate swaps	(14)	560	(410)	(8,044)
Interest rate swaps	58	(44)	129	(191)
(Loss) gain on derivatives, net	$(19,930)	$516	$19,187	$(8,235)

The realized gain on derivatives during the three months ended September 30, 2016 was from foreign exchange forward contracts related to the sale of institutions in France that matured in July 2016. The realized loss on derivatives during the nine months ended September 30, 2016 was from a deal-contingent forward exchange swap agreement related to the sale of our Swiss and associated institutions, less the gain from the aforementioned foreign exchange forward contracts.
Credit Risk and Credit-Risk-Related Contingent Features
Laureate’s derivatives expose us to credit risk to the extent that the counterparty may possibly fail to perform its contractual obligation. The amount of our credit risk exposure is equal to the fair value of the derivative when any of the derivatives are in a net gain position. As of September 30, 2017 and December 31, 2016, the estimated fair values of derivatives in a gain position were $29,721 and $4,464, respectively; however, this carrying value relates almost entirely to the redemption rights of the holders of the Series A Preferred Stock, which do not expose us to credit risk. Our counterparty credit risk is currently limited to the 2024 Term Loan Interest Rate Swaps with aggregate fair values in a gain position of $1,407 as of September 30, 2017.

Laureate has limited its credit risk by only entering into derivative transactions with highly rated major financial institutions. We have not entered into collateral agreements with our derivatives' counterparties. At September 30, 2017, one institution which was rated Aa3, four institutions which were rated A1 and one institution which was rated A3 by the global rating agency of Moody's Investors Service accounted for all of Laureate's derivative credit risk exposure.

Laureate's agreements with its derivative counterparties contain a provision under which we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to a default on the indebtedness. As of September 30, 2017 and December 31, 2016, we had not breached any default provisions and had not posted any collateral related to these agreements. If we had breached any of these provisions, we could have been required to settle the obligations under the derivative agreements for an amount that we believe would approximate their estimated fair value of $8,094 as of September 30, 2017 and $12,968 as of December 31, 2016.

Note 14. Income Taxes

Laureate uses the liability method to account for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For interim purposes, we also apply ASC 740-270, "Income Taxes - Interim Reporting."

Laureate's income tax provisions for all periods consist of federal, state and foreign income taxes. The tax provisions for the nine months ended September 30, 2017 and 2016 were based on estimated full-year effective tax rates, after giving effect to significant items related specifically to the interim periods, including the mix of income for the period between higher-taxed and lower-taxed jurisdictions. Laureate has operations in multiple countries, many of which have statutory tax rates lower than the United States or are tax-exempt entities, and other operations that are loss-making entities for which it is not more likely than not that a tax benefit will be realized on the loss. Generally, lower tax rates in these foreign jurisdictions along with Laureate’s intent and ability to indefinitely reinvest foreign earnings outside of the United States results in an effective tax rate significantly lower than the statutory rate in the United States.

Note 15. Earnings (Loss) Per Share

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
The following tables summarize the computations of basic and diluted earnings per share:

For the three months ended September 30,	2017	2016
Numerator used in basic and diluted (loss) earnings per common share:
(Loss) income from continuing operations attributable to Laureate Education, Inc.	$(97,959)	$86,317

Accretion of redemption value of redeemable noncontrolling interests and equity	(105)	1,426
Adjusted for: accretion related to noncontrolling interests and equity redeemable at fair value	—	756
Accretion of Series A convertible redeemable preferred stock	(83,955)	—
Distributed and undistributed earnings to participating securities	—	(22)
Accretion of Series A convertible redeemable preferred stock and other redeemable noncontrolling interests and equity	(84,060)	2,160
Net (loss) income available to common stockholders	$(182,019)	$88,477

Denominator used in basic and diluted (loss) earnings per common share:
Basic weighted average shares outstanding	178,871	133,303
Effect of dilutive stock options	—	828
Effect of dilutive restricted stock units	—	98
Dilutive weighted average shares outstanding	178,871	134,229

Basic and diluted (loss) earnings per share:
Basic (loss) earnings per share	$(1.02)	$0.66
Diluted (loss) earnings per share	$(1.02)	$0.66

For the nine months ended September 30,	2017	2016
Numerator used in basic and diluted (loss) earnings per common share:
(Loss) income from continuing operations attributable to Laureate Education, Inc.	$(104,380)	$330,539

Accretion of redemption value of redeemable noncontrolling interests and equity	(635)	3,538
Adjusted for: accretion related to noncontrolling interests and equity redeemable at fair value	(6,357)	(201)
Accretion of redemption value of Series A Preferred Stock	(185,149)	—
Distributed and undistributed earnings to participating securities	—	(104)
Accretion of Series A convertible redeemable preferred stock and other redeemable noncontrolling interests and equity	(192,141)	3,233
Net (loss) income available to common stockholders	$(296,521)	$333,772

Denominator used in basic and diluted (loss) earnings per common share:
Basic weighted average shares outstanding	167,261	133,291
Effect of dilutive stock options	—	858
Effect of dilutive restricted stock units	—	68
Dilutive weighted average shares outstanding	167,261	134,217

Basic and diluted (loss) earnings per share:
Basic (loss) earnings per share	$(1.77)	$2.50
Diluted (loss) earnings per share	$(1.77)	$2.49

The shares of Class A common stock that would be issued upon completion of the conversion of the Series A Preferred Stock are not included in the calculation of diluted EPS as the effect would have been antidilutive. The following table summarizes the number of stock options and shares of restricted stock that were excluded from the diluted EPS calculations because the effect would have been antidilutive:

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Stock options	13,443	5,414	12,957	2,931
Restricted stock	843	168	730	131

Note 16. Related Party Transactions

Corporate

Santa Fe University of Arts and Design (SFUAD)

SFUAD is owned by Wengen Alberta, Limited Partnership (Wengen), our controlling stockholder. Laureate is affiliated with SFUAD, but does not own or control it and, accordingly, SFUAD is not included in the financial results of Laureate. On May 18, 2016, SFUAD announced that it had signed an agreement to be acquired by a private education provider with a global network of colleges and universities that focus on art and design education. This agreement was terminated by the parties thereto on March 29, 2017. On April 12, 2017, SFUAD announced that it plans to close after the end of the 2017-2018 academic year and will work with its students on a phased teach-out and transfer process for students who are eligible to complete their degrees by May 2018 and appropriate transfer opportunities for other students. The teach-out plan has been approved by the Higher Learning Commission (HLC).

Transactions between Laureate and Affiliates, Directors and a Former Executive

During the first quarter of 2017, Laureate made a charitable contribution of $2,000 to the Sylvan Laureate Foundation, a non-profit foundation that supports programs designed to promote education and best practices and principles in teaching. The payment was accrued in prior periods.

An affiliate of one of the Wengen investors acted as a financial adviser in connection with our IPO and we paid this affiliate $2,768 for its services during the nine months ended September 30, 2017.

During the nine months ended September 30, 2017, we made payments of approximately $803 in the aggregate to members of our Board for their services as directors.

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

During the nine months ended September 30, 2017, the maturity dates of five loans made by the noncontrolling interest holder were extended. The first loan was made by the noncontrolling interest holder in December 2013 and the maturity date was extended from December 2016 to December 2018. The second loan was made by the noncontrolling interest holder in March 2015 and the maturity date was extended from September 2016 to September 2019. The third loan was made by the noncontrolling interest holder in June 2015 and the maturity date was extended from December 2016 to December 2018. The fourth loan was made by the noncontrolling interest holder in April 2014 and the maturity date was extended from April 2017 to April 2019. The fifth loan was made by the noncontrolling interest holder in October 2015 and the maturity date was extended from April 2017 to October 2019. The total outstanding balance of these five loans, including accrued interest, at the extension dates was Moroccan Dirham (MAD) 74,262 (US $7,858 at September 30, 2017). Each of these loans bears an interest rate of 4.5% per annum.

As of September 30, 2017, we had total related party payables of $8,841 to the noncontrolling interest holder of LSEH for the outstanding balance on these loans plus accrued interest, of which $881 and $7,960 was recorded as current and noncurrent, respectively.

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

On February 22, 2016, certain creditors of the noncontrolling interest holders initiated an enforcement process against the noncontrolling interest holders and requested the court to auction a portion of the equity interest of the noncontrolling interest holders (being a 22.8% interest in the sponsoring entity of HIEU). The most recent round of the court auction process was held on August 21, 2017. At that auction, Guangdong Nanbo Education Investment Co. Ltd successfully bid approximately RMB 508,000 (approximately $77,000 as of September 30, 2017) for the shares being auctioned. It is expected that the sale of these shares will be completed before the end of 2017. As the registered pledgee, Laureate has the right to receive the sale proceeds of the noncontrolling interest holders' equity interest, up to the amount owing to it under the equity pledge, in priority to other creditors of the noncontrolling interest holders. As of both September 30, 2017 and December 31, 2016, Laureate’s net carrying value of the encumbered real property was approximately $12,000.

South Africa

Transactions between Laureate and Noncontrolling Interest Holder of Monash South Africa (MSA)

During the first quarter of 2017, we received an additional loan from the noncontrolling interest holder of MSA in the amount of $943. The loan matures in January 2026 and bears interest at a rate of 10.5% per annum.

Note 17. Legal and Regulatory Matters

Laureate is subject to legal proceedings arising in the ordinary course of business. In management's opinion, we have adequate legal defenses, insurance coverage, and/or accrued liabilities with respect to the eventuality of these actions. Management believes that any settlement would not have a material impact on Laureate's financial position, results of operations, or cash flows. For further description, see our 2016 Form 10-K. Discussed below are those matters that had material developments during the nine months ended September 30, 2017.

Turkish Regulation - Bilgi Annual Audit

The Company previously disclosed in its 2016 Form 10-K that the Turkish Higher Education Council (the YÖK), which regulates Istanbul Bilgi University (Bilgi), a member of the Laureate International Universities network located in Istanbul, Turkey, was conducting its annual audit of Bilgi’s operations (the Annual Audit). On April 18, 2017, Bilgi received from the YÖK the results of the Annual Audit. The Annual Audit report requires, among other things, that (i) with respect to the 2017-2018 academic year, there be a reduction in the quota for the number of new students permitted to be admitted into Bilgi’s degree programs and (ii) Bilgi be reimbursed, not later than October 18, 2017, approximately $29,000 for payments previously made by Bilgi to a subsidiary of the Company for certain management, operational and student services, and intellectual property. The Company and Bilgi believe the charges to Bilgi for these services were at fair value and Bilgi has contested the findings of the Annual Audit that they constituted an improper wealth transfer. Demands also were made in the Annual Audit for the return or payment to Bilgi, by October 18, 2017, of other amounts involving approximately $8,000.

The Company believes that Bilgi is in compliance with all laws and regulations. Bilgi exercised its right to appeal this decision to the YÖK to demonstrate the validity and value of the services procured from the Company subsidiary but the YÖK has rejected that appeal. Bilgi has appealed the YÖK’s rejection of its appeal to the Turkish court system and has not been reimbursed for any of the payments made to the Company’s subsidiary for the services described above. As a result, as of October 18, 2017, Bilgi is in non-compliance with certain requirements of the Annual Audit report. As the Company currently consolidates Bilgi under the variable interest entity model, if the Company is unable to provide services under its contracts with Bilgi and receive the economic benefits from those contracts as a result of the determinations in the Annual Audit, deconsolidation of Bilgi could be required. Deconsolidation, if required, could have a material adverse effect on the Company’s business, financial condition and results of operations, including possible write-off of all or a portion of the Company’s investment in Bilgi and a reduction in operating income. At September 30, 2017 and December 31, 2016, Bilgi had total assets of approximately $134,000 and $83,000, respectively, and total liabilities of $117,000 and $63,000, respectively. Total liabilities include approximately $32,000 and $19,000 of net intercompany liabilities as of September 30, 2017 and December 31, 2016, respectively. During fiscal year 2016, Bilgi generated approximately $106,000 of the Company’s consolidated revenue and approximately $26,000 of the Company’s consolidated operating income and incurred approximately $6,000 of depreciation and amortization expense.

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

As the Company currently consolidates certain of its institutions in Chile under the variable interest entity model, the Company will review such consolidation upon passage of any new higher education bill. Deconsolidation of one or more of our Chilean institutions, if required, could have a material adverse effect on our financial condition and results of operations. At September 30, 2017 and December 31, 2016, the Chilean VIEs had total assets of approximately $806,000 and $687,000, respectively, and total liabilities of $186,000 and $93,000, respectively. Total assets include approximately $20,000 and $11,000 of net intercompany assets as of September 30, 2017 and December 31, 2016, respectively, as well as goodwill balances that could be reallocated among the VIE and non-VIE businesses within the Chile reporting unit if deconsolidation of the VIEs were required.

Note 18. Fair Value Measurement

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

Laureate’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2017 were as follows:

	Total	Level 1	Level 2	Level 3
Assets
Derivative instruments	$29,721	$—	$—	$29,721
Liabilities
Derivative instruments	$8,094	$—	$—	$8,094

Laureate’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2016 were as follows:

	Total	Level 1	Level 2	Level 3
Assets
Derivative instruments	$4,464	$—	$—	$4,464
Liabilities
Derivative instruments	$12,968	$—	$—	$12,968

The changes in our Level 3 Derivative instruments measured at fair value on a recurring basis for the nine months ended September 30, 2017 were as follows:

Total Assets (Liabilities)
Balance December 31, 2016	$(8,504)
Gain (loss) included in earnings:
Unrealized gains, net	19,621
Realized losses, net	(434)
Included in other comprehensive income	6,625
Included in issuance of Series A convertible redeemable Preferred Stock	4,382
Settlements	434
Currency translation adjustment	(497)
Balance September 30, 2017	$21,627
Unrealized gain, net relating to derivatives held at September 30, 2017	$19,621

The following table presents quantitative information regarding the significant unobservable inputs utilized in the fair value measurements of the Company's assets/(liabilities) classified as Level 3 as of September 30, 2017:

	Fair Value at September 30, 2017	Valuation Technique	Unobservable Input	Range/Input Value
Contingent redemption features - Series A Preferred Stock	$28,314	Monte Carlo Simulation Method	Credit Risk	5.05%
Derivative instruments - cross currency and interest rate swaps	$(6,687)	Discounted Cash Flow	Credit Risk	4.45%

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
This Quarterly Report on Form 10-Q contains ‘‘forward-looking statements’’ within the meaning of the federal securities laws, which involve risks and uncertainties. You can identify forward-looking statements because they contain words such as ‘‘believes,’’ ‘‘expects,’’ ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘seeks,’’ ‘‘approximately,’’ ‘‘intends,’’ ‘‘plans,’’ ‘‘estimates’’ or ‘‘anticipates’’ or similar expressions that concern our strategy, plans or intentions. Any statements we make relating to estimated and projected earnings, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. All of these forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those we expected. We derive most of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, including, without limitation, in conjunction with the forward-looking statements included in this Form 10-Q, are disclosed in ‘‘Item 1—Business, Item 1A—Risk Factors’’ of our 2016 Form 10-K and in ‘‘Item 1A—Risk Factors’’ of this Quarterly Report on Form 10-Q. Some of the factors that we believe could affect our results include:
• The risks associated with our operation of an increasingly global business, including complex management, foreign currency, political, legal, regulatory, tax and economic risks;
• Our ability to effectively manage the growth of our business;
• Our ability to maintain cash flow from operations and available cash sufficient to meet current and future operating requirements;
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
• Our ability to complete our proposed asset sale of certain subsidiaries and groups, as described herein, and the timing and the terms thereof;
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

Introduction

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (the ‘‘MD&A’’) is provided to assist readers of the financial statements in understanding the results of operations, financial condition and cash flows of Laureate Education, Inc. This MD&A should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-Q. The consolidated financial statements included elsewhere in this Form 10-Q are presented in U.S. dollars (USD) rounded to the nearest thousand, with the amounts in MD&A rounded to the nearest tenth of a million. Therefore, discrepancies in the tables between totals and the sums of the amounts listed may occur due to such rounding. Our MD&A is presented in the following sections:

•	Overview;

•	Results of Operations;

•	Liquidity and Capital Resources;

•	Critical Accounting Policies and Estimates; and

•	Recently Issued Accounting Pronouncements.

Overview

Our Business

We are the largest global network of degree-granting higher education institutions. As of September 30, 2017, we had more than one million students enrolled at our 68 institutions in 25 countries on more than 200 campuses, which we collectively refer to as the Laureate International Universities network. We participate in the global higher education market, which was estimated to account for revenues of approximately $1.5 trillion in 2015, according to Global Silicon Valley (GSV). We believe the global higher education market presents an attractive long-term opportunity, primarily because of the large and growing imbalance between the supply and demand for quality higher education around the world. Advanced education opportunities drive higher earnings potential, and we believe the projected growth in the middle-class population worldwide and limited government resources dedicated to higher education create substantial opportunities for high-quality private institutions to meet this growing and unmet demand. Our outcomes-driven strategy is focused on enabling millions of students globally to prosper and thrive in the dynamic and evolving knowledge economy.

In 1999, we made our first investment in higher education and, since that time, we have developed into the global leader in higher education, based on the number of students, institutions and countries making up our network. As of September 30, 2017, our global network of 68 institutions comprised 56 institutions we owned or controlled, and an additional 12 institutions that we managed or with which we had other relationships. We have six reporting segments as described below. We group our institutions by geography in: 1) Brazil; 2) Mexico; 3) Andean & Iberian; 4) Central America & U.S. Campuses; and 5) Europe, Middle East, Africa and Asia Pacific (EMEAA) for reporting purposes. Our sixth segment, Online & Partnerships, includes fully online institutions that operate globally.

Our Segments

United States
Mexico
Honduras
Panama
Costa Rica
Ecuador
Peru
Chile
Brazil
United Kingdom
Germany
Spain
Portugal
Italy
Morocco
Cyprus
Turkey
Saudi Arabia
India
China
Thailand
Malaysia
South Africa
Australia
New Zealand
Brazil
Mexico
Andean & Iberian
Central America & U.S. Campuses
EMEAA
Online & Partnerships

As previously disclosed in our Quarterly Report on Form 10-Q for the period ended June 30, 2017, effective August 1, 2017, we changed our operating segments in order to realign our segments according to how our chief operating decision maker now allocates resources and assesses performance. The change includes the creation of three operating segments (Brazil, Mexico and Andean & Iberian) from the previous Latin America (LatAm) segment. Our institutions in Spain and Portugal (Iberian) have moved from the Europe, Middle East, Africa and Asia Pacific (EMEAA) segment and combined with our institutions in Chile and Peru to form the Andean & Iberian segment. In addition, our institutions in Central America, which were previously part of the LatAm segment, have combined with our campus-based institutions in the United States, which were previously part of the GPS segment, to form the Central America and U.S. Campuses segment. The Online & Partnerships segment consists of the online institutions that were previously part of the GPS segment. This change has been reflected in the quarterly segment information beginning in the third quarter of 2017, the period in which the change occurred. As required, the 2016 segment information that is presented for comparative purposes has also been revised to reflect this change.

Our campus-based segments generate revenues by providing an education that emphasizes professional-oriented fields of study with undergraduate and graduate degrees in a wide range of disciplines. Our educational offerings are increasingly utilizing online and hybrid (a combination of online and in-classroom) courses and programs to deliver their curriculum. Many of our largest campus-based operations are in developing markets which are experiencing a growing demand for higher education based on favorable demographics and increasing secondary completion rates, driving increases in participation rates and resulting in continued growth in the number of higher education students. Traditional higher education students (defined as 18-24 year olds) have historically been served by public universities, which have limited capacity and are often underfunded, resulting in an inability to meet the growing student demand and employer requirements. This supply and demand imbalance has created a market opportunity for private sector participants. Most students finance their own education. However, there are some government-sponsored student financing programs which are discussed below. These campus-based segments include Brazil, Mexico, Andean & Iberian, Central America & U.S. Campuses and EMEAA. Specifics related to each of these campus-based segments and our Online & Partnerships segment are discussed below:

•
In Brazil, approximately 75% of post-secondary students are enrolled in private higher education institutions. While the federal government defines the national curricular guidelines, institutions are licensed to operate by city. Laureate owns 13 institutions in eight states throughout Brazil, with a particularly strong presence in the competitive São Paulo market. Many students finance their own education while others rely on the government-sponsored programs such as Prouni and FIES.

•
Public universities in Mexico enroll approximately two-thirds of students attending post-secondary education. However, many public institutions are faced with capacity constraints or the quality of the education is considered low. Laureate owns two institutions and is present throughout the country with a footprint of over 40 campuses. Each institution in Mexico has a national license. Students in our Mexican institutions typically finance their own education.

•
The Andean & Iberian segment includes institutions in Chile, Peru, Portugal and Spain and has contractual relationships with a licensed institution in Ecuador. In Chile, private universities enroll approximately 80% of post-secondary students. In Peru, the public sector plays a significant role but private universities are increasingly providing the capacity to meet growing demand. In Spain and Portugal, the high demand for post-secondary education places capacity constraints on the public sector, pushing students to turn to the private sector for high-quality education. Chile has government-sponsored student financing programs, while in the other countries students generally finance their own education.

•
The Central America & U.S. Campuses segment includes institutions in Costa Rica, Honduras, Panama and the United States. Students in Central America typically finance their own education while students in the United States finance their education in a variety of ways, including Title IV programs.

•
The EMEAA segment includes institutions in the European countries of Cyprus, Germany, Italy and Turkey, as well as locations in the Middle East, Africa and Asia Pacific consisting of campus-based institutions with operations in Australia, China, India, Malaysia, Morocco, New Zealand, South Africa and Thailand. Additionally, EMEAA manages nine licensed institutions in the Kingdom of Saudi Arabia and manages one additional institution in China through a joint venture arrangement.

•
The Online & Partnerships segment includes fully online institutions operating globally that offer professionally-oriented degree programs in the United States through Walden University, a U.S.-based accredited institution, and through the University of Liverpool and the University of Roehampton in the United Kingdom. These online institutions primarily serve working adults with undergraduate and graduate degree program offerings. Students in the United States finance their education in a variety of ways, including Title IV programs.

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

The following information for our operating segments is presented as of September 30, 2017:

	Countries (2)	Institutions	Enrollment	2017 YTD Revenues ($ in millions) (1)	% Contribution to 2017 YTD Revenues
Brazil	1	13	275,000	$548.0	17%
Mexico	1	2	212,300	452.0	14%
Andean & Iberian	5	16	329,800	930.3	30%
Central America & U.S. Campuses (2)	4	8	71,000	219.1	7%
EMEAA (3)	13	26	126,900	468.3	15%
Online & Partnerships (2)	2	3	64,700	521.0	17%
Total (1) (2)	25	68	1,079,700	$3,116.8	100%
(1) The elimination of inter-segment revenues and amounts related to Corporate, which total $21.9 million, is not separately presented.
(2) Our Central America & U.S. Campuses and Online & Partnerships segments both have institutions located in the United States. The total reflects the elimination of this duplication.
(3) Effective October 2017, Blue Mountains International Hotel Management School Pty Ltd has transferred its course offerings to Torrens University, another institution in the Laureate International Universities network.

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
Regulatory Environment and Other Matters
Our business is subject to regulation by various agencies based on the requirements of local jurisdictions. These agencies continue to review and update regulations as they deem necessary. We cannot predict the form of the rules that ultimately may be adopted in the future or what effects they might have on our business, financial condition, results of operations and cash flows. We will continue to develop and implement necessary changes that enable us to comply with such regulations. For a detailed discussion of our different regulatory environments, see ‘‘Risk Factors—Risks Relating to Our Business—Political and regulatory developments in Chile may materially adversely affect us,’’ and ‘‘Item 1—Business—Industry Regulation,’’ in our 2016 Form 10-K, and ‘‘Item 1A—Risk Factors’’ of this Quarterly Report on Form 10-Q.

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

Each of our institutions has an enrollment cycle that varies by geographic region and academic program. During each academic year, each institution has a "Primary Intake" period in which the majority of the enrollment occurs. Most institutions also have one or more smaller "Secondary Intake" periods. The first calendar quarter generally coincides with the Primary Intakes for our institutions in Brazil, the Andean Region, Central America, Australia, New Zealand, South Africa and Saudi Arabia. The third calendar quarter generally coincides with the Primary Intakes for our institutions in Mexico, the Iberian Region, U.S. Campuses, Europe, China, India, Malaysia, Thailand and the Online & Partnerships segment.

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

Academic Sessions

Q1
Q2
Q3
Q4
January
February
March
April
May
June
July
August
September
October
November
December
Brazil
Mexico
Andean & Iberian
Andean Region[1]
Iberian Region[2]
Central America & U.S. Campuses
Central America[3]
U.S. Campuses
EMEAA
Europe
China, India, Malaysia & Thailand
Australia, New Zealand, South Africa & Saudi Arabia
Online & Partnerships

[1] Includes Chile and Peru
[2] Includes Spain and Portugal
[3] Includes Costa Rica, Honduras and Panama

Classes In Session
Primary Intake
Secondary Intake

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

Direct Costs

Our direct costs include labor and operating costs associated with the delivery of services to our students, including the cost of wages, payroll taxes, and benefits for institution employees, depreciation and amortization, rent, utilities, bad debt expenses and marketing and promotional costs to grow future enrollments. In general, a significant portion of our direct costs tend to be variable in nature and trend with enrollment, and management continues to monitor and improve the efficiency of instructional delivery. Conversely, as campuses expand, direct costs may grow faster than enrollment growth as infrastructure investments are made in anticipation of future enrollment growth.

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

Foreign Exchange

The majority of our institutions are located outside the United States. These institutions enter into transactions in currencies other than USD and keep their local financial records in a functional currency other than the USD. We monitor the impact of foreign currency movements and the correlation between the local currency and the USD. Our revenues and expenses are generally denominated in local currency. The USD is our reporting currency and our subsidiaries operate in various other functional currencies, including: Australian Dollar, Brazilian Real, Chilean Peso, Chinese Renminbi, Costa Rican Colon, Euro, Honduran Lempira, Indian Rupee, Malaysian Ringgit, Mexican Peso, Moroccan Dirham, New Zealand Dollar, Peruvian Nuevo Sol, Polish Złoty, Saudi Riyal, South African Rand, Thai Baht and Turkish Lira. The principal foreign exchange exposure is the risk related to the translation of revenues and expenses incurred in each country from the local currency into USD.

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

Results of Operations

The following discussion of the results of our operations is organized as follows:

•	Summary Comparison of Consolidated Results;

•	Non-GAAP Financial Measure; and

•	Segment Results.

Summary Comparison of Consolidated Results

Discussion of Significant Items Affecting the Consolidated Results for the Nine Months Ended September 30, 2017 and 2016

Nine Months Ended September 30, 2017

During the second quarter of 2017, the Company completed refinancing transactions that resulted in repayment of the previous senior credit facility and the redemption of the 9.250% Senior Notes due 2019 (the Senior Notes due 2019) (other than $250.0 million in aggregate principal amount of the Senior Notes due 2019 that the Company exchanged on April 21, 2017 for substantially identical but non-redeemable notes issued under a new indenture (the Exchanged Notes)). As a result of the refinancing transactions, during the quarter ended June 30, 2017, we recorded approximately $22.8 million in General and administrative expenses related to new third-party costs, as well as a Loss on debt extinguishment of $6.9 million.

On August 11, 2017, the remaining Senior Notes due 2019 were exchanged for a total of 18.7 million shares of the Company's Class A common stock and the Senior Notes due 2019 were canceled.

Nine Months Ended September 30, 2016

On June 14, 2016, we sold the operations of Glion in Switzerland and the United Kingdom, and the operations of Les Roches in Switzerland and the United States, as well as Haute école spécialisée Les Roches-Gruyère SA (LRG) in Switzerland, Les Roches Jin Jiang in China, Royal Academy of Culinary Arts (RACA) in Jordan and Les Roches Marbella in Spain, which resulted in a gain on sale of approximately $249.0 million. This gain is included in other non-operating income in the tables below.

On July 20, 2016, we sold the operations of École Supérieure du Commerce Extérieur (ESCE), Institut Français de Gestion (IFG), European Business School (EBS), École Centrale d’Electronique (ECE), and Centre d’Études Politiques et de la Communication (CEPC), which resulted in a gain on sale of approximately $149.0 million. This gain is included in other non-operating income in the tables below.

Comparison of Consolidated Results for the Three Months Ended September 30, 2017 and 2016

			% Change
			Better/(Worse)
(in millions)	2017	2016	2017 vs. 2016
Revenues	$983.4	$929.9	6%
Direct costs	924.1	864.2	(7)%
General and administrative expenses	65.0	53.2	(22)%
Operating (loss) income	(5.7)	12.5	(146)%
Interest expense, net of interest income	(70.6)	(101.3)	30%
Other non-operating (expense) income	(13.3)	166.7	(108)%
(Loss) income from continuing operations before income taxes	(89.6)	77.8	nm
Income tax (expense) benefit	(13.9)	3.1	nm
Net (loss) income	(103.5)	80.9	nm
Net loss attributable to noncontrolling interests	5.5	5.4	(2)%
Net (loss) income attributable to Laureate Education, Inc.	$(98.0)	$86.3	nm
nm - percentage changes not meaningful

For further details on certain discrete items discussed below, see "Discussion of Significant Items Affecting the Consolidated Results."
Comparison of Consolidated Results for the Three Months Ended September 30, 2017 to the Three Months Ended September 30, 2016
Revenues increased by $53.5 million to $983.4 million for the three months ended September 30, 2017 (the 2017 fiscal quarter) from $929.9 million for the three months ended September 30, 2016 (the 2016 fiscal quarter). This revenue increase was driven in part by higher average total enrollment at a majority of our institutions, which increased revenues by $17.9 million. The effect of changes in tuition rates and enrollments in programs at varying price points ("product mix"), pricing and timing resulted in a $13.7 million increase in revenues compared to the 2016 fiscal quarter, which can be partially attributable to price increases at certain institutions. Also included in product mix, pricing and timing is the net effect of the following items: (1) approximately $11.7 million of revenue was deferred at our Mexico institutions during the 2017 fiscal quarter due to class disruptions resulting from the September 2017 Mexico City earthquake and is expected to be recognized in the fourth quarter of 2017; (2) approximately $12.0 million of revenue that was deferred during the second quarter of 2016 at two of our Chilean institutions as a result of a nationwide student protest was recognized during the third quarter of 2016; (3) the first two items were partially offset by approximately $11.9 million of revenue that was recognized during the 2017 fiscal quarter that had been deferred from the first and second quarters of 2017 at our three Peruvian institutions as a result of a period of heavy rains and floods that occurred during the first quarter of 2017. The effect of a net change in foreign currency exchange rates increased revenues by $23.3 million for the 2017 fiscal quarter compared to the 2016 fiscal quarter. Partially offsetting these increases in revenues was the incremental impact of dispositions in 2016, which reduced revenues by $2.4 million for the 2017 fiscal quarter compared to the 2016 fiscal quarter. Other Corporate and Eliminations changes accounted for an increase in revenues of $1.0 million.
Direct costs and general and administrative expenses combined increased by $71.7 million to $989.1 million for the 2017 fiscal quarter from $917.4 million for the 2016 fiscal quarter. This increase in direct costs was driven by the result of overall higher average total enrollments and expanded operations, which increased direct costs by $48.5 million. The effect of a net change in foreign currency exchange rates increased direct costs by $19.3 million for the 2017 fiscal quarter compared to the 2016 fiscal quarter. Acquisition-contingent liabilities for taxes other-than-income tax, net of changes in recorded indemnification assets decreased direct costs by $0.1 million in the 2017 fiscal quarter and by $1.2 million in the 2016 fiscal quarter, increasing net expenses by $1.1 million. Offsetting these direct cost increases was the incremental impact of dispositions, which decreased costs by $4.8 million in the 2017 fiscal quarter. Other Corporate and Eliminations expenses accounted for an increase in costs of $7.6 million in the 2017 fiscal quarter.
Operating (loss) income changed by $18.2 million to an operating loss of $5.7 million for the 2017 fiscal quarter from operating income of $12.5 million for the 2016 fiscal quarter. This decrease in income is primarily driven by an increased operating loss in our Mexico segment, where revenue was deferred due to the earthquake.

Interest expense, net of interest income decreased by $30.7 million to $70.6 million for the 2017 fiscal quarter from $101.3 million for the 2016 fiscal quarter. The decrease in interest expense was primarily attributable to lower average debt balances and lower interest rates during the 2017 fiscal quarter resulting from the 2017 debt refinancing transactions.
Other non-operating (expense) income changed by $180.0 million to an expense of $13.3 million for the 2017 fiscal quarter from an income of $166.7 million for the 2016 fiscal quarter. This change was primarily attributable to the 2016 gain on the sale of our French subsidiaries of $155.2 million; a loss on derivatives in the 2017 fiscal quarter compared to a gain in the 2016 fiscal quarter for a change of $20.4 million; and a decrease in gain on foreign currency exchange of $19.0 million, combined with a change in other non-operating (expense) income of $1.1 million in the 2017 fiscal quarter compared to the 2016 fiscal quarter. These decreases were partially offset by a loss on debt extinguishment in the 2016 fiscal quarter of $15.7 million.
Income tax (expense) benefit changed by $17.0 million to an expense of $13.9 million for the 2017 fiscal quarter from a benefit of $3.1 million for the 2016 fiscal quarter. This increase in expense was primarily attributable to a discrete benefit in the 2016 fiscal quarter from the release of a contingent liability in Peru of $21.5 million, partially offset by an increase in income tax expense attributable to changes in the mix of pre-tax book income attributable to taxable and non-taxable entities in various taxing jurisdictions.
Comparison of Consolidated Results for the Nine Months Ended September 30, 2017 and 2016

			% Change
			Better/(Worse)
(in millions)	2017	2016	2017 vs. 2016
Revenues	$3,116.8	$3,068.3	2%
Direct costs	2,719.6	2,697.8	(1)%
General and administrative expenses	221.9	158.6	(40)%
Operating income	175.3	211.9	(17)%
Interest expense, net of interest income	(263.1)	(301.1)	13%
Other non-operating income	9.8	452.1	(98)%
(Loss) income from continuing operations before income taxes and equity in net income of affiliates	(78.0)	362.9	(121)%
Income tax expense	(28.8)	(35.2)	18%
Equity in net income of affiliates, net of tax	—	—	nm
Net (loss) income	(106.7)	327.7	(133)%
Net loss attributable to noncontrolling interests	2.4	2.8	14%
Net (loss) income attributable to Laureate Education, Inc.	$(104.4)	$330.5	(132)%
nm - percentage changes not meaningful

For further details on certain discrete items discussed below, see "Discussion of Significant Items Affecting the Consolidated Results."
Comparison of Consolidated Results for the Nine Months Ended September 30, 2017 to the Nine Months Ended September 30, 2016
Revenues increased by $48.5 million to $3,116.8 million for the nine months ended September 30, 2017 (the 2017 fiscal period) from $3,068.3 million for the nine months ended September 30, 2016 (the 2016 fiscal period). This revenue increase was driven by higher average total enrollment at a majority of our institutions, which increased revenues by $70.5 million. The effect of product mix, pricing and timing resulted in an $85.4 million increase in revenues compared to the 2016 fiscal period. This increase includes approximately $18.0 million of revenues that were deferred during the 2016 fiscal period and recognized in the fourth quarter of 2016 as a result of class disruptions at two of our Chilean institutions during a nationwide student protest that lasted several weeks. The overall increase in product mix, pricing and timing was partially offset by a negative impact to 2017 revenues of approximately $11.7 million that occurred as a result of class disruptions at our Mexican institutions due to the earthquake. The disrupted classes have resumed and are expected to be completed in the fourth quarter. For the 2017 fiscal period, the effect of a net change in foreign currency exchange rates increased revenues by $31.3 million compared to 2016 fiscal period. The incremental impact of dispositions decreased revenues by $141.9 million. Other Corporate and Eliminations changes accounted for an increase in revenues of $3.2 million.

Direct costs and general and administrative expenses combined increased by $85.1 million to $2,941.5 million for the 2017 fiscal period from $2,856.4 million for the 2016 fiscal period. The direct costs increase was due to the overall higher enrollments and expanded operations which increased costs by $82.3 million compared to the 2016 fiscal period. The effect of a net change in foreign currency exchange rates increased costs by $45.0 million for the 2017 fiscal period compared to the 2016 fiscal period. For the 2017 fiscal period, share-based compensation expense and EiP implementation expense also increased direct costs by $36.2 million. Other Corporate and Eliminations expenses accounted for an increase in costs of $44.5 million in the 2017 fiscal period, which included an expense of $22.8 million related to the portion of the refinancing transactions that was deemed to be a debt modification. Offsetting these direct cost increases was the incremental impact of dispositions, which decreased costs by $118.3 million for the 2017 fiscal period compared to the 2016 fiscal period. Acquisition-contingent liabilities for taxes other-than-income tax, net of changes in recorded indemnification assets, increased direct costs by $4.2 million in the 2017 fiscal period and increased direct costs by $8.8 million in the 2016 fiscal period, decreasing expenses by $4.6 million in the 2017 fiscal period compared to the 2016 fiscal period.
Operating income decreased by $36.6 million to $175.3 million for the 2017 fiscal period from $211.9 million for the 2016 fiscal period. The decrease in operating income was primarily the result of higher 2017 operating expenses at Corporate, an operating loss at our Mexico segment due to the deferral of revenue resulting from the earthquake and increased operating losses in our EMEAA segment. Increased operating income in our Andean & Iberian segment partially offset these decreases in operating income.
Interest expense, net of interest income decreased by $38.0 million to $263.1 million for the 2017 fiscal period from $301.1 million for the 2016 fiscal period. The decrease in interest expense was primarily attributable to lower average debt balances and lower interest rates during the 2017 fiscal period resulting from the 2017 debt refinancing transactions.
Other non-operating income decreased by $442.3 million to $9.8 million for the 2017 fiscal period from $452.1 million for the 2016 fiscal period. This decrease was primarily attributable to the gain on the sale of our Swiss and French subsidiaries in the 2016 fiscal period, for a change of $398.6 million, and a gain on foreign currency exchange in the 2016 fiscal period for a change of $80.4 million. These decreases were partially offset by a gain on derivative instruments in the 2017 fiscal period compared to a loss in the 2016 fiscal period for a change of $27.4 million and a decrease in loss on debt extinguishment of $8.9 million, combined with a change in other non-operating expense of $0.4 million in the 2017 fiscal period compared to the 2016 fiscal period.
Income tax expense decreased by $6.4 million to $28.8 million for the 2017 fiscal period from $35.2 million for the 2016 fiscal period. This decrease in expense was primarily due to management's decision to redesignate certain intercompany loans from temporary to permanent, which caused a discrete benefit of approximately $30.0 million during the 2017 fiscal period, partially offset by a discrete benefit in the 2016 fiscal period from deferred taxes of $7.9 million related to the sale of the hospitality management schools and a release of a contingent liability related to Peru of $21.5 million. Changes in the mix of pre-tax book income attributable to taxable and non-taxable entities in various taxing jurisdictions also contributed to the overall decrease.
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

The following table presents Adjusted EBITDA and reconciles net (loss) income to Adjusted EBITDA for the three months ended September 30, 2017 and 2016:

			% Change
			Better/(Worse)
(in millions)	2017	2016	2017 vs. 2016
Net (loss) income	$(103.5)	$80.9	nm
Plus:
Equity in net income of affiliates, net of tax	—	—	nm
Income tax expense (benefit)	13.9	(3.1)	nm
(Loss) income from continuing operations before income taxes and equity in net income of affiliates	(89.6)	77.8	nm
Plus:
Gain on sale of subsidiaries, net	—	(155.2)	(100)%
Foreign currency exchange gain, net	(7.3)	(26.3)	(72)%
Other expense (income), net	0.7	(0.4)	nm
Loss (gain) on derivatives	19.9	(0.5)	nm
Loss on debt extinguishment	—	15.7	100%
Interest expense	76.5	104.8	27%
Interest income	(5.8)	(3.4)	71%
Operating (loss) income	(5.7)	12.5	(146)%
Plus:
Depreciation and amortization	67.9	66.8	(2)%
EBITDA	62.2	79.3	(22)%
Plus:
Share-based compensation expense (a)	8.6	8.0	(8)%
Loss on impairment of assets	—	—	nm
EiP implementation expenses (b)	15.7	11.2	(40)%
Adjusted EBITDA	$86.5	$98.5	(12)%
nm - percentage changes not meaningful

(a) Represents non-cash, share-based compensation expense pursuant to the provisions of ASC 718.
(b) EiP implementation expenses are related to our enterprise-wide initiative to optimize and standardize our processes, creating vertical integration of procurement, information technology, finance, accounting and human resources. The first wave of EiP, which began in 2014, is expected to be substantially completed by 2017 and includes the establishment of regional SSOs around the world, as well as improvements to our system of internal controls over financial reporting. Given the success of the first wave of EiP, we have expanded the initiative into other back- and mid-office areas in order to generate additional efficiencies and create a more efficient organizational structure. Also included in EiP are certain non-recurring costs incurred in connection with the planned dispositions described in Note 4, Assets Held for Sale, of our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Comparison of Depreciation and Amortization, Share-based Compensation and EiP Implementation Expenses for the Three Months Ended September 30, 2017 to the Three Months Ended September 30, 2016
Depreciation and amortization increased by $1.1 million to $67.9 million for the 2017 fiscal quarter from $66.8 million for the 2016 fiscal quarter, which was primarily due to the effects of foreign currency exchange.

Share-based compensation expense increased by $0.6 million to $8.6 million for the 2017 fiscal quarter from $8.0 million for the 2016 fiscal quarter.

EiP implementation expenses increased by $4.5 million to $15.7 million for the 2017 fiscal quarter from $11.2 million for the 2016 fiscal quarter. The EiP expenses are related to an enterprise-wide initiative to optimize and standardize our processes, creating vertical integration of procurement, information technology, financing, accounting and human resources. EiP also includes the establishment of regional SSOs around the world, as well as improvements to our system of internal controls over financial reporting.

The following table presents Adjusted EBITDA and reconciles net (loss) income to Adjusted EBITDA for the nine months ended September 30, 2017 and 2016:

			% Change
			Better/(Worse)
(in millions)	2017	2016	2017 vs. 2016
Net (loss) income	$(106.7)	$327.7	(133)%
Plus:
Equity in net income of affiliates, net of tax	—	—	nm
Income tax expense	28.8	35.2	18%
(Loss) income from continuing operations before income taxes and equity in net income of affiliates	(78.0)	362.9	(121)%
Plus:
Loss (gain) on sale of subsidiaries, net	0.2	(398.4)	(100)%
Foreign currency exchange loss (gain), net	0.1	(80.3)	(100)%
Other expense, net	0.7	1.0	30%
(Gain) loss on derivatives	(19.2)	8.2	nm
Loss on debt extinguishment	8.4	17.4	52%
Interest expense	278.0	314.4	12%
Interest income	(15.0)	(13.3)	13%
Operating income	175.3	211.9	(17)%
Plus:
Depreciation and amortization	199.4	202.7	2%
EBITDA	374.7	414.6	(10)%
Plus:
Share-based compensation expense (a)	44.0	28.9	(52)%
Loss on impairment of assets	—	—	nm
EiP implementation expenses (b)	58.3	37.2	(57)%
Adjusted EBITDA	$477.0	$480.7	(1)%
nm - percentage changes not meaningful

(a) Represents non-cash, share-based compensation expense pursuant to the provisions of ASC 718.
(b) EiP implementation expenses are related to our enterprise-wide initiative to optimize and standardize our processes, creating vertical integration of procurement, information technology, finance, accounting and human resources. The first wave of EiP, which began in 2014, is expected to be substantially completed by 2017 and includes the establishment of regional SSOs around the world, as well as improvements to our system of internal controls over financial reporting. Given the success of the first wave of EiP, we have expanded the initiative into other back- and mid-office areas in order to generate additional efficiencies and create a more efficient organizational structure. Also included in EiP are certain non-recurring costs incurred in connection with the planned dispositions described in Note 4, Assets Held for Sale, of our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Comparison of Depreciation and Amortization, Share-based Compensation and EiP Implementation Expenses for the nine months ended September 30, 2017 and 2016
Depreciation and amortization decreased by $3.3 million to $199.4 million for the 2017 fiscal period from $202.7 million for the 2016 fiscal period. The incremental impact of dispositions decreased depreciation and amortization expense by $3.0 million. Other items accounted for a decrease in depreciation and amortization expense of $3.2 million, primarily related to a trend of decreased capital expenditures in prior periods. These decreases were partially offset by the effects of foreign currency exchange, which increased depreciation and amortization expense by $2.9 million for the 2017 fiscal period compared to the 2016 fiscal period.

Share-based compensation expense increased by $15.1 million to $44.0 million for the 2017 fiscal period from $28.9 million for the 2016 fiscal period. This increase is primarily attributable to stock options that were granted to the Company’s CEO under the Executive Profits Interests (EPI) agreement. The EPI options vested upon consummation of the IPO on February 6, 2017, resulting in additional share-based compensation expense of $14.6 million during the 2017 fiscal period.

EiP implementation expenses increased by $21.1 million to $58.3 million for the 2017 fiscal period from $37.2 million for the 2016 fiscal period. The EiP expenses are related to an enterprise-wide initiative to optimize and standardize our processes, creating vertical integration of procurement, information technology, financing, accounting and human resources. EiP also includes the establishment of regional SSOs around the world, as well as improvements to our system of internal controls over financial reporting. The increase relates primarily to increased severance costs in the 2017 fiscal period that are predominantly contractual termination benefits recognized in accordance with ASC 712, ‘‘Compensation—Nonretirement Postemployment Benefits.’’

Segment Results

We have six operating segments: Brazil, Mexico, Andean & Iberian, Central America & U.S. Campuses, EMEAA and Online & Partnerships. For purposes of the following comparison of results discussion, "segment direct costs" represent direct costs by segment as they are included in Adjusted EBITDA, such that depreciation and amortization expense, loss on impairment of assets, share-based compensation expense and our EiP implementation expenses have been excluded. For a further description of our segments, see "Overview."

The following tables, derived from our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, presents selected financial information of our segments:

(in millions)			% Change
			Better/(Worse)
For the three months ended September 30,	2017	2016	2017 vs. 2016
Revenues:
Brazil	$170.5	$152.8	12%
Mexico	141.2	140.4	1%
Andean & Iberian	314.8	289.2	9%
Central America & U.S. Campuses	69.6	65.6	6%
EMEAA	126.4	117.0	8%
Online & Partnerships	168.4	173.3	(3)%
Corporate	(7.4)	(8.4)	12%
Consolidated Total Revenues	$983.4	$929.9	6%

Adjusted EBITDA:
Brazil	$9.1	$11.9	(24)%
Mexico	6.5	24.8	(74)%
Andean & Iberian	75.0	64.0	17%
Central America & U.S. Campuses	9.7	7.5	29%
EMEAA	(13.7)	(24.4)	44%
Online & Partnerships	42.9	51.3	(16)%
Corporate	(43.0)	(36.4)	(18)%
Consolidated Total Adjusted EBITDA	$86.5	$98.5	(12)%

(in millions)			% Change
			Better/(Worse)
For the nine months ended September 30,	2017	2016	2017 vs. 2016
Revenues:
Brazil	$548.0	$479.6	14%
Mexico	452.0	455.1	(1)%
Andean & Iberian	930.3	835.5	11%
Central America & U.S. Campuses	219.1	207.1	6%
EMEAA	468.3	585.0	(20)%
Online & Partnerships	521.0	531.1	(2)%
Corporate	(21.9)	(25.1)	13%
Consolidated Total Revenues	$3,116.8	$3,068.3	2%

Adjusted EBITDA:
Brazil	$61.3	$63.2	(3)%
Mexico	78.6	89.3	(12)%
Andean & Iberian	240.3	179.8	34%
Central America & U.S. Campuses	38.5	31.7	21%
EMEAA	54.2	68.0	(20)%
Online & Partnerships	145.8	149.1	(2)%
Corporate	(141.6)	(100.3)	(41)%
Consolidated Total Adjusted EBITDA	$477.0	$480.7	(1)%

Brazil

Financial Overview

Operating results for our Brazil segment for the three months ended September 30, 2017 and 2016 were as follows:

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
September 30, 2016	$152.8	$140.9	$11.9
Organic enrollment (1)	7.2
Product mix, pricing and timing (1)	5.5
Organic constant currency	12.7	15.6	(2.9)
Foreign exchange	5.0	4.0	1.0
Acquisitions	—	—	—
Dispositions	—	—	—
Other (2)	—	0.9	(0.9)
September 30, 2017	$170.5	$161.4	$9.1
(1) Organic enrollment and Product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.
(2) Other is composed of acquisition-contingent liabilities for taxes other-than-income tax, net of changes in recorded indemnification assets.

Revenues increased by $17.7 million, a 12% increase from the 2016 fiscal quarter.

•	Organic enrollment increased during the fiscal quarter by 4%, increasing revenues by $7.2 million.

•	Revenues represented 17% of our consolidated total revenues for the 2017 fiscal quarter compared to 16% for the 2016 fiscal quarter.

Adjusted EBITDA decreased by $2.8 million, a 24% decrease from the 2016 fiscal quarter.

Operating results for our Brazil segment for the nine months ended September 30, 2017 and 2016 were as follows:

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
September 30, 2016	$479.6	$416.4	$63.2
Organic enrollment (1)	15.2
Product mix, pricing and timing (1)	3.7
Organic constant currency	18.9	25.1	(6.2)
Foreign exchange	49.5	49.1	0.4
Acquisitions	—	—	—
Dispositions	—	—	—
Other (2)	—	(3.9)	3.9
September 30, 2017	$548.0	$486.7	$61.3
(1) Organic enrollment and Product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.
(2) Other is composed of acquisition-contingent liabilities for taxes other-than-income tax, net of changes in recorded indemnification assets.

Revenues increased by $68.4 million, a 14% increase from the 2016 fiscal period.

•	Organic enrollment increased during the fiscal period by 2%, increasing revenues by $15.2 million.

•	Revenues represented 17% of our consolidated total revenues for the 2017 fiscal period compared to 15% for the 2016 fiscal period.

Adjusted EBITDA decreased by $1.9 million, a 3% decrease from the 2016 fiscal period.

Mexico

Financial Overview
Operating results for our Mexico segment for the three months ended September 30, 2017 and 2016 were as follows:

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
September 30, 2016	$140.4	$115.6	$24.8
Organic enrollment (1)	—
Product mix, pricing and timing (1)	(6.4)
Organic constant currency	(6.4)	12.5	(18.9)
Foreign exchange	7.2	6.5	0.7
Acquisitions	—	—	—
Dispositions	—	—	—
Other (2)	—	0.1	(0.1)
September 30, 2017	$141.2	$134.7	$6.5
(1) Organic enrollment and Product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.
(2) Other is composed of acquisition-contingent liabilities for taxes other-than-income tax, net of changes in recorded indemnification assets.

Revenues increased by $0.8 million, a 1% increase from the 2016 fiscal quarter.

•
The product mix, pricing and timing change primarily resulted from the deferral of approximately $11.7 million of revenues from the 2017 fiscal quarter as a result of class disruptions at our Mexico institutions due to the earthquake.

•	Revenues represented 14% of our consolidated total revenues for the 2017 fiscal quarter as compared to 15% for the 2016 fiscal quarter.

Adjusted EBITDA decreased by $18.3 million, a 74% decrease from the 2016 fiscal quarter.

•
The deferral of revenue due to the class disruptions, as well as approximately $2.7 million of repairs and maintenance expenses resulting from the earthquake, accounted for the majority of the decrease.

Operating results for our Mexico segment for the nine months ended September 30, 2017 and 2016 were as follows:

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
September 30, 2016	$455.1	$365.8	$89.3
Organic enrollment (1)	8.1
Product mix, pricing and timing (1)	4.9
Organic constant currency	13.0	20.0	(7.0)
Foreign exchange	(16.1)	(11.6)	(4.5)
Acquisitions	—	—	—
Dispositions	—	—	—
Other (2)	—	(0.8)	0.8
September 30, 2017	$452.0	$373.4	$78.6
(1) Organic enrollment and Product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.
(2) Other is composed of acquisition-contingent liabilities for taxes other-than-income tax, net of changes in recorded indemnification assets.

Revenues decreased by $3.1 million, a 1% decrease from the 2016 fiscal period.

•	Organic enrollment increased during the fiscal period by 2%, increasing revenues by $8.1 million.

•
Product mix, pricing and timing change includes the deferral of approximately $11.7 million of revenues from the 2017 fiscal period as a result of class disruptions at our Mexico institutions due to the earthquake.

•	Revenues represented 14% of our consolidated total revenues for the 2017 fiscal period as compared to 15% for the 2016 fiscal period.

Adjusted EBITDA decreased by $10.7 million, a 12% decrease from the 2016 fiscal period.

•
The deferral of revenue due to the class disruptions, as well as approximately $2.7 million of repairs and maintenance expenses resulting from the earthquake, accounted for the majority of the decrease.

Andean & Iberian

Financial Overview

Operating results for our Andean & Iberian segment for the three months ended September 30, 2017 and 2016 were as follows:

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
September 30, 2016	$289.2	$225.2	$64.0
Organic enrollment (1)	8.7
Product mix, pricing and timing (1)	6.7
Organic constant currency	15.4	6.9	8.5
Foreign exchange	10.2	7.6	2.6
Acquisitions	—	—	—
Dispositions	—	—	—
Other (2)	—	0.1	(0.1)
September 30, 2017	$314.8	$239.8	$75.0
(1) Organic enrollment and Product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.
(2) Other is composed of acquisition-contingent liabilities for taxes other-than-income tax, net of changes in recorded indemnification assets.

Revenues increased by $25.6 million, a 9% increase from the 2016 fiscal quarter.

•	Organic enrollment increased during the fiscal quarter by 4%, increasing revenues by $8.7 million.

•
The product mix, pricing and timing change includes the recognition of approximately $11.9 million revenue in the third quarter of 2017 that had been deferred from the first quarter of 2017 related to class disruptions at our three Peruvian institutions during a period of heavy rains and floods. This increase in product mix, pricing and timing was offset by a quarter-over-quarter impact of approximately $12.0 million of revenue that had been deferred from the second quarter of 2016 to the third quarter of 2016 as a result of class disruptions at two of our Chilean institutions during a nationwide student protest that ended in July 2016.

•	Revenues represented 32% of our consolidated total revenues for the 2017 fiscal quarter compared to 31% for the 2016 fiscal quarter.

Adjusted EBITDA increased by $11.0 million, a 17% increase from the 2016 fiscal quarter.

•	Foreign exchange affected the results for the 2017 fiscal quarter due to the strengthening of the Chilean Peso, the Peruvian Nuevo Sol and the Euro relative to the USD.

Operating results for our Andean & Iberian segment for the nine months ended September 30, 2017 and 2016 were as follows:

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
September 30, 2016	$835.5	$655.7	$179.8
Organic enrollment (1)	32.2
Product mix, pricing and timing (1)	45.1
Organic constant currency	77.3	17.1	60.2
Foreign exchange	17.5	17.1	0.4
Acquisitions	—	—	—
Dispositions	—	—	—
Other (2)	—	0.1	(0.1)
September 30, 2017	$930.3	$690.0	$240.3
(1) Organic enrollment and Product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.
(2) Other is composed of acquisition-contingent liabilities for taxes other-than-income tax, net of changes in recorded indemnification assets.

Revenues increased by $94.8 million, a 11% increase from the 2016 fiscal period.

•	Organic enrollment increased during the fiscal period by 5%, increasing revenues by $32.2 million.

•
The product mix, pricing and timing change partially resulted from a period-over-period impact to revenue of approximately $18.0 million of revenue that had been deferred from the second quarter of 2016 and was recognized during the fourth of 2016, as a result of the class disruptions at two of our Chilean institutions during a nationwide student protest that ended in July 2016.

•	Revenue represented 30% of our consolidated total revenues for the 2017 fiscal period compared to 27% for the 2016 fiscal period.

Adjusted EBITDA increased by $60.5 million, a 34% increase from the 2016 fiscal period.

•
Foreign exchange affected the results for the 2017 fiscal period due to the strengthening of the Chilean Peso and the Peruvian Nuevo Sol partially offset by the weakening of the Euro relative to the USD.

Central America & U.S. Campuses

Financial Overview
Operating results for our Central America & U.S. Campuses segment for the three months ended September 30, 2017 and 2016 were as follows:

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
September 30, 2016	$65.6	$58.1	$7.5
Organic enrollment (1)	4.6
Product mix, pricing and timing (1)	0.6
Organic constant currency	5.2	2.8	2.4
Foreign exchange	(1.2)	(1.0)	(0.2)
Acquisitions	—	—	—
Dispositions	—	—	—
Other	—	—	—
September 30, 2017	$69.6	$59.9	$9.7
(1) Organic enrollment and Product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

Revenues increased by $4.0 million, a 6% increase from the 2016 fiscal quarter.

•	Organic enrollment increased during the fiscal quarter by 3%, increasing revenues by $4.6 million.

•	Revenues represented 7% of our consolidated total revenues for both the 2017 and 2016 fiscal quarters.

Adjusted EBITDA increased by $2.2 million, a 29% increase from the 2016 fiscal quarter.

Operating results for our Central America & U.S. Campuses segment for the nine months ended September 30, 2017 and 2016 were as follows:

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
September 30, 2016	$207.1	$175.4	$31.7
Organic enrollment (1)	13.1
Product mix, pricing and timing (1)	3.2
Organic constant currency	16.3	8.8	7.5
Foreign exchange	(4.3)	(3.6)	(0.7)
Acquisitions	—	—	—
Dispositions	—	—	—
Other	—	—	—
September 30, 2017	$219.1	$180.6	$38.5
(1) Organic enrollment and Product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

Revenues increased by $12.0 million, a 6% increase from the 2016 fiscal period.

•	Organic enrollment increased during the fiscal period by 4%, increasing revenues by $13.1 million.

•	Revenues represented 7% of our consolidated total revenues for both the 2017 and 2016 fiscal periods.

Adjusted EBITDA increased by $6.8 million, a 21% increase from the 2016 fiscal period.

EMEAA

Financial Overview

Operating results for our EMEAA segment for the three months ended September 30, 2017 and 2016 were as follows:

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
September 30, 2016	$117.0	$141.4	$(24.4)
Organic enrollment (1)	4.4
Product mix, pricing and timing (1)	5.9
Organic constant currency	10.3	3.2	7.1
Foreign exchange	1.5	0.3	1.2
Acquisitions	—	—	—
Dispositions	(2.4)	(4.8)	2.4
Other	—	—	—
September 30, 2017	$126.4	$140.1	$(13.7)
(1) Organic enrollment and Product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

Revenues increased by $9.4 million, an 8% increase from the 2016 fiscal quarter.

•	Organic enrollment increased during the fiscal quarter by 6%, increasing revenues by $4.4 million.

•	Revenues represented 13% of our consolidated total revenues for the 2017 fiscal quarter compared to 12% for the 2016 fiscal quarter.

Adjusted EBITDA increased by $10.7 million, a 44% increase from the 2016 fiscal quarter.

•
Foreign exchange affected the results for the 2017 fiscal quarter primarily due to the strengthening of the Australian Dollar, the Indian Rupee, and the Euro partially offset by the weakening of the Turkish Lira and the Malaysian Ringgit relative to the USD.

Operating results for the EMEAA segment for the nine months ended September 30, 2017 and 2016 were as follows:

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
September 30, 2016	$585.0	$517.0	$68.0
Organic enrollment (1)	27.6
Product mix, pricing and timing (1)	12.6
Organic constant currency	40.2	21.0	19.2
Foreign exchange	(15.0)	(8.6)	(6.4)
Acquisitions	—	—	—
Dispositions	(141.9)	(115.3)	(26.6)
Other	—	—	—
September 30, 2017	$468.3	$414.1	$54.2
(1) Organic enrollment and Product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

Revenues decreased by $116.7 million, a 20% decrease from the 2016 fiscal period.

•	Organic enrollment increased during the fiscal period by 6%, increasing revenues by $27.6 million.

•	Revenues represented 15% of our consolidated total revenues for the 2017 fiscal period compared to 19% for the 2016 fiscal period.

•	The incremental impact of dispositions accounted for $141.9 million of the decrease in revenues.

Adjusted EBITDA decreased by $13.8 million, a 20% decrease from the 2016 fiscal period.

•
Foreign exchange affected the results for the 2017 fiscal period primarily due to the weakening of the Turkish Lira, the Malaysian Ringgit, the Chinese Renminbi, and the Euro, partially offset by the strengthening of the Australian Dollar, the South African Rand and the Indian Rupee relative to the USD.

Online & Partnerships
Financial Overview
Operating results for our Online & Partnerships segment for the three months ended September 30, 2017 and 2016 were as follows:

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
September 30, 2016	$173.3	$122.0	$51.3
Organic enrollment (1)	(7.0)
Product mix, pricing and timing (1)	1.5
Organic constant currency	(5.5)	2.8	(8.3)
Foreign exchange	0.6	0.7	(0.1)
Acquisitions	—	—	—
Dispositions	—	—	—
Other	—	—	—
September 30, 2017	$168.4	$125.5	$42.9
(1) Organic enrollment and Product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

Revenues decreased by $4.9 million, a 3% decrease from the 2016 fiscal quarter.

•	Organic enrollment decreased during the fiscal quarter by 5%, decreasing revenues by $7.0 million.

•	Revenues represented 17% of our consolidated total revenues for the 2017 fiscal quarter compared to 19% for the 2016 fiscal quarter.

Adjusted EBITDA decreased by $8.4 million, a 16% decrease compared to the 2016 fiscal quarter.

Operating results for the Online & Partnerships segment for the nine months ended September 30, 2017 and 2016 were as follows:

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
September 30, 2016	$531.1	$382.0	$149.1
Organic enrollment (1)	(25.7)
Product mix, pricing and timing (1)	15.9
Organic constant currency	(9.8)	(6.5)	(3.3)
Foreign exchange	(0.3)	(0.3)	—
Acquisitions	—	—	—
Dispositions	—	—	—
Other	—	—	—
September 30, 2017	$521.0	$375.2	$145.8
(1) Organic enrollment and Product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

Revenues decreased by $10.1 million, a 2% decrease from the 2016 fiscal period.

•	Organic enrollment decreased during the fiscal period by 6%, decreasing revenues by $25.7 million.

•	Revenues represented 17% of our consolidated total revenues for both the 2017 and 2016 fiscal periods.

Adjusted EBITDA decreased by $3.3 million, a 2% decrease compared to the 2016 fiscal period.

Corporate

Corporate revenues represent amounts from contractual arrangements with UDLA Ecuador and our consolidated joint venture with the University of Liverpool, as well as Corporate billings for centralized IT costs billed to various segments, offset by the elimination of inter-segment revenues.

Operating results for Corporate for the three months ended September 30, 2017 and 2016 were as follows:

			% Change
			Better/(Worse)
(in millions)	2017	2016	2017 vs. 2016
Revenues	$(7.4)	$(8.4)	12%
Expenses	35.6	28.0	(27)%
Adjusted EBITDA	$(43.0)	$(36.4)	(18)%

Adjusted EBITDA decreased by $6.6 million, an 18% decrease from the 2016 fiscal quarter.

•	Labor costs and other professional fees increased expenses by $5.1 million, mostly related to ongoing internal controls compliance initiatives.

•	Other items accounted for a decrease in Adjusted EBITDA of $1.5 million.

Operating results for Corporate for the nine months ended September 30, 2017 and 2016 were as follows:

			% Change
			Better/(Worse)
(in millions)	2017	2016	2017 vs. 2016
Revenues	$(21.9)	$(25.1)	13%
Expenses	119.7	75.2	(59)%
Adjusted EBITDA	$(141.6)	$(100.3)	(41)%

Adjusted EBITDA decreased by $41.3 million, a 41% decrease from the 2016 fiscal period.

•	Expense of $22.8 million recorded related to the portion of the refinancing transactions that was deemed to be a debt modification.

•	Labor costs and other professional fees increased expenses by $8.5 million, mostly related to ongoing internal controls compliance initiatives.

•	Expense of $4.5 million recorded related to a transaction with a former business partner.

•	Other items, including increased IT expenses, accounted for a decrease in Adjusted EBITDA of $5.5 million.

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

As of September 30, 2017, our secondary source of cash was cash and cash equivalents of $505.0 million. Our cash accounts are maintained with high-quality financial institutions with no significant concentration in any one institution.

Assets Held For Sale

As discussed in Note 4, Assets Held for Sale, of our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, the Company has identified certain subsidiaries in our EMEAA segment that may not reach a scale that will be meaningful for Laureate, and has undertaken a process to sell these entities. As of September 30, 2017, the assets and liabilities of these subsidiaries, in addition to an asset group at a for-profit real estate subsidiary in our Andean & Iberian segment, have been classified as held for sale in our consolidated balance sheet. The Company expects to begin receiving final offers on these entities in the fourth quarter of 2017, and estimates that closing of the sale transactions will begin to occur in the first quarter of 2018.

Liquidity Restrictions

Our liquidity is affected by restricted cash and investments balances, which totaled $199.3 million and $189.3 million as of September 30, 2017 and December 31, 2016, respectively.

Indefinite Reinvestment of Foreign Earnings

We earn a significant portion of our income from subsidiaries located in countries outside the United States. As part of our business strategies, we have determined that all earnings from our foreign operations will be deemed indefinitely reinvested outside of the United States. As of September 30, 2017, $490.5 million of our total $505.0 million of cash and cash equivalents were held by foreign subsidiaries, including $265.5 million held by VIEs. As of December 31, 2016, $373.4 million of our total $465.0 million of cash and cash equivalents were held by foreign subsidiaries, including $169.1 million held by VIEs. The VIEs' cash and cash equivalents balances are generally required to be used only for the operations of these VIEs.

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

Debt

During the second quarter of 2017, the Company completed refinancing transactions that resulted in repayment of the previous senior credit facility and the redemption of the 9.250% Senior Notes due 2019 (the Senior Notes due 2019) (other than $250.0 million in aggregate principal amount of the Senior Notes due 2019 that the Company exchanged on April 21, 2017 for substantially identical but non-redeemable notes issued under a new indenture (the Exchanged Notes)). The Exchanged Notes were settled on August 11, 2017 as described further below.

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

As of September 30, 2017, senior long-term borrowings totaled $2,376.8 million and consisted of $1,576.8 million under the Senior Secured Credit Facility that matures in April 2022 and April 2024 and $800.0 million in Senior Notes due 2025 that mature on May 1, 2025.

As of September 30, 2017, other debt balances totaled $677.8 million, and our capital lease obligations and sale-leaseback financings were $261.7 million. Other debt includes lines of credit and short-term borrowing arrangements of subsidiaries, mortgages payable and notes payable.

Senior Secured Credit Facility

As of September 30, 2017, the outstanding balance under our Senior Secured Credit Facility was $1,576.8 million, which consisted of no amount outstanding under our $385.0 million senior secured multi-currency revolving credit facility and an aggregate outstanding balance of $1,576.8 million, net of a debt discount, under the term loans. As of December 31, 2016, the outstanding balance under our previous senior credit facility was $1,497.9 million, which consisted of no amount outstanding under our senior secured multi-currency revolving credit facility and an aggregate outstanding balance of $1,497.9 million, net of a debt discount, under the term loans.

Senior Notes

As of September 30, 2017, the outstanding balance under our Senior Notes due 2025 was $800.0 million, net of a debt discount. As of December 31, 2016, our outstanding balance under our Senior Notes due 2019 was $1,388.0 million, net of a debt discount.

On April 15, 2016, Laureate entered into separate, privately negotiated note exchange agreements (the Note Exchange Agreements) with certain existing holders of the Senior Notes due 2019 pursuant to which we agreed to exchange $250.0 million in aggregate principal amount of Senior Notes due 2019 for shares of the Company's Class A common stock. The exchange was to be completed within one year and one day after the consummation of an initial public offering of our common stock that generates gross proceeds of at least $400.0 million or 10% of the equity value of the Company (a Qualified Public Offering). On February 6, 2017, the Company completed an initial public offering of its Class A common stock at a price per share of $14.00 that qualified as a Qualified Public Offering. On March 1, 2017, in accordance with the terms of the Note Exchange Agreements, we repurchased Senior Notes due 2019 with an aggregate principal amount of $22.6 million at a repurchase price of 104.625% of the aggregate principal amount, for a total payment of $23.6 million. On August 2, 2017, we sent notices to the holders of the notes subject to the Note Exchange Agreements indicating that the closing of the exchange contemplated by the Note Exchange Agreements would be consummated on Friday, August 11, 2017. On August 11, 2017, the remaining Senior Notes due 2019 were exchanged for a total of 18.7 million shares of the Company's Class A common stock and the Senior Notes due 2019 were canceled.

Covenants

Under our Second Amended and Restated Credit Agreement we are subject to a Consolidated Senior Secured Debt to Consolidated EBITDA financial maintenance covenant, as defined in the Second Amended and Restated Credit Agreement, unless certain conditions are satisfied. As of September 30, 2017, these conditions were satisfied and, therefore, we were not subject to the leverage ratio covenant. The maximum ratio, as defined, is 4.50x as of the last day of each quarter ending June 30, 2017 through September 30, 2017, 3.75x as of the last day of each quarter ending December 31, 2017 through March 31, 2018, and 3.50x as of the last day of each quarter ending June 30, 2018 and thereafter.

Leases

We conduct a significant portion of our operations from leased facilities. These facilities include our corporate headquarters, other office locations, and many of our higher education facilities.

Due to Shareholders of Acquired Companies

One method of payment for acquisitions is the use of promissory notes payable to the sellers of acquired companies. As of September 30, 2017 and December 31, 2016, we recorded $81.2 million and $210.9 million, respectively, for these liabilities. During the third quarter of 2017 we repaid the FMU seller note of $114.6 million, and as of September 30, 2017 the current portion of these notes payable was $28.9 million. See also Note 5, Due to Shareholders of Acquired Companies, in our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Our capital expenditures were $147.3 million and $146.9 million during the nine months ended September 30, 2017 and 2016, respectively. The increase in capital expenditures was related to increased spending on growth initiatives in Brazil combined with facilities improvements in Mexico. These increases were partially offset by lower capital expenditures in Chile and Peru combined with the timing of spending related to certain Corporate global transformation initiatives.
Derivatives
In the normal course of business, our operations are exposed to fluctuations in foreign currency values and interest rate changes. We mitigate a portion of these risks through a risk-management program that includes the use of derivatives. We were required to make net cash payments on our derivatives totaling $7.1 million and $14.7 million for the nine months ended September 30, 2017 and 2016, respectively. These amounts include cash payments that were recognized as interest expense for the derivatives designated as cash flow hedges, and in 2016 included net cash payments made for the derivatives related to the sale transactions. For further information on our derivatives, see Note 13, Derivative Instruments, in our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Series A Convertible Redeemable Preferred Stock (Series A Preferred Stock)

In December 2016 and January 2017, we issued shares of Series A Preferred Stock for total gross proceeds of $400.0 million. The shares of Series A Preferred Stock are redeemable at our option at any time (subject to certain limitations involving the price of our Class A common stock) and by the holders after the fifth anniversary of the issue date at a redemption price per share equal to 1.15 multiplied by the sum of the issue amount per share plus any accrued and unpaid dividends. The shares of Series A Preferred Stock may also be converted into shares of our common stock upon certain conditions. For further description see Note 9, Commitments and Contingencies, in our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Redeemable Noncontrolling Interests and Equity

In connection with certain acquisitions, we have entered into put/call arrangements with certain minority shareholders, and we may be required or elect to purchase additional ownership interests in the associated entities within a specified timeframe. Certain of our call rights contain minimum payment provisions. If we exercise such call rights, the consideration required could be higher than the estimated put values. Upon exercise of these puts or calls, our ownership interests in these subsidiaries would increase.

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

DOE Letter of Credit Increase

We received a letter dated October 12, 2017 from the DOE stating that, based on Laureate’s failure to meet standards of financial responsibility for the fiscal year ended December 31, 2016, we are required to either: 1) increase our LOC to an amount equal to 50% of the Title IV, Higher Education Act (HEA) funds received by Laureate in the fiscal year ended December 31, 2016 (calculated by the DOE to be $456.3 million) and qualify as a financially responsible institution; or 2) increase our LOC to an amount equal to 15% of the Title IV, HEA funds received by Laureate in the fiscal year ended December 31, 2016 (calculated by the DOE to be $136.9 million) and remain provisionally certified for a period of up to three complete award years. In the letter, the DOE also has required us to continue to comply with additional notification and reporting requirements. We have chosen the second option, to increase our LOC to $136.9 million and to remain provisionally certified for a period of up to three complete award years, and we are in the process of obtaining one or more LOCs for such amount. We also chose that option in 2016, resulting in our letter of credit balance of $105.6 million that is posted as of September 30, 2017.

Chilean Regulatory Updates

If the 2017 Higher Education Bill passes substantially in the form as described in “Item 1A—Risk Factors—Political and regulatory developments in Chile may materially adversely affect us,” and all constitutional challenges are denied, we believe, based on our interpretation of the current form of the 2017 Higher Education Bill, that Adjusted EBITDA, on an annual consolidated basis, will be reduced thereafter by approximately $50 million, representing approximately 40% of our current Adjusted EBITDA from Chile, and net revenues will be reduced by approximately $350 million. Based on the Company’s understanding of the 2017 Higher Education Bill, the Company believes that if passed substantially in its current form, there would be a two to three year implementation window before the 2017 Higher Education Bill would take full effect.

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

The following table summarizes our cash flows from operating, investing, and financing activities for each of the nine months ended September 30, 2017 and 2016:

(in millions)	2017	2016
Cash provided by (used in):
Operating activities	$144.8	$196.0
Investing activities	(150.2)	392.3
Financing activities	53.8	(572.7)
Effects of exchange rates changes on cash	26.1	7.2
Change in cash included in current assets held for sale	(34.5)	—
Net change in cash and cash equivalents	$40.0	$22.8

Comparison of Cash Flows for the Nine Months Ended September 30, 2017 to the Nine Months Ended September 30, 2016

Operating activities
Cash provided by operating activities decreased by $51.2 million to $144.8 million for the 2017 fiscal period, compared to $196.0 million for the 2016 fiscal period. This decrease in operating cash flows during the 2017 fiscal period is due primarily to the payment of redemption and call premiums during the second quarter of 2017 on the debt modification, which totaled $65.2 million, as well as debt modification fees that were paid and expensed during the 2017 fiscal period of $22.8 million. During the third quarter of 2017 we also fully repaid the FMU seller notes, the interest portion of which is classified in operating cash flows and included in the $39.4 million of Interest paid on deferred purchase price for acquisitions. In addition, cash paid for taxes increased by $13.2 million, from $74.8 million for the 2016 fiscal period to $88.0 million for the 2017 fiscal period. Partially offsetting these changes was a decrease in cash paid for interest on all other debt of $7.5 million, from $306.1 million for the 2016 fiscal period to $298.6 million for the 2017 fiscal period, which is primarily attributable to the refinancing transactions completed by the Company in the second quarter of 2017. Changes in operating assets and liabilities and other working capital increased cash by $81.9 million for the 2017 fiscal period, compared to the 2016 fiscal period, which can be partly attributed to the effect on operating cash flows for the 2016 fiscal period of the dispositions of the Swiss and French businesses, combined with positive fall enrollment cycles in the 2017 fiscal period at certain institutions.

Investing activities

Cash used in investing activities increased by $542.5 million for the 2017 fiscal period to $150.2 million, from an investing cash inflow of $392.3 million in the 2016 fiscal period. This change is primarily attributable to the sale of the Glion and Les Roches Hospitality Management schools during the 2016 fiscal period, which resulted in a $552.7 million year-over-year decrease in receipts from the sale of property and equipment. This decrease in cash from investing activities was partially offset by a year-over-year increase in investing cash flows of $5.7 million related to the 2016 cash settlement of derivatives associated with the subsidiary sales. Other items accounted for the remaining change of $4.5 million.

Financing activities

Cash provided by financing activities increased by $626.5 million for the 2017 fiscal period to $53.8 million, compared to a financing cash outflow of $572.7 million for the 2016 fiscal period. This increased cash from financing activities was primarily attributable to the $456.4 million of net proceeds from the IPO and the $55.3 million of net proceeds from issuance of the shares of Series A Preferred Stock. Additionally, net payments of long-term debt during the 2017 fiscal period, which included the repurchase of $22.6 million of Senior Notes due 2019 under the Note Exchange Agreements, were $178.7 million lower than in the 2016 fiscal period due primarily to the prior year including a debt prepayment of $300.0 million made in connection with the 2016 amendment of our credit agreement. In addition, payments to purchase noncontrolling interests were $25.7 million lower during the 2017 fiscal period as compared to the 2016 fiscal period, since the 2016 fiscal period included the purchase of the remaining noncontrolling interest of St. Augustine. These increases in cash from financing activities were partially offset by higher payments of deferred purchase price for acquisitions during the 2017 fiscal period versus the 2016 fiscal period of $84.2 million, due principally to the repayment of the FMU seller note in September 2017. Other items accounted for the remaining change of $5.4 million.

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. Actual results could differ from these estimates. Our significant accounting policies are discussed in Note 2 of the audited Consolidated Financial Statements included in our 2016 Form 10-K. Our critical accounting policies require the most significant judgments and estimates about the effect of matters that are inherently uncertain. As a result, these accounting policies and estimates could materially affect our financial statements and are critical to the understanding of our results of operations and financial condition. For a complete discussion of our critical accounting policies, see the “Critical Accounting Policies and Estimates” section of the MD&A in our 2016 Form 10-K. During the nine months ended September 30, 2017, there were no significant changes to our critical accounting policies.

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

Based on that evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective due to the four material weaknesses, which we view as an integral part of our disclosure controls and procedures, previously disclosed in Item 7 of our 2016 Form 10-K. We have commenced the remediation of these material weaknesses; however, as of September 30, 2017 the material weaknesses had not yet been remediated. Nevertheless, we believe that the consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are party to various claims and legal proceedings from time to time. Except as described in our 2016 Form 10-K, as updated in our Form 10-Q's for the quarters ended March 31, 2017, June 30, 2017 and below, we are not aware of any legal proceedings that we believe could have, individually or in the aggregate, a material adverse effect on our business, results of operations or financial condition.

On October 5, 2016, a student filed suit against us and Walden University in the United States District Court for the Southern District of Ohio in the matter of Latonya Thornhill v. Walden University, et. al., claiming that her progress in her program was delayed by Walden University and seeking class action status to represent a nationwide class of purportedly similarly situated doctoral students. The claims include fraud in the inducement, breach of contract, consumer fraud under the laws of Maryland and Ohio, and unjust enrichment. We and Walden University were served on October 17, 2016. On December 16, 2016, we and Walden University filed a motion to dismiss the claims and a motion to strike the class action certification request. On January 12, 2017, the plaintiff filed an amended complaint, making modifications to supplement some of the factual allegations and seeking to change the governing law of the case to the law of Minnesota. A substantive response to the amended complaint was filed on February 9, 2017. After the parties fully briefed motions to dismiss the complaint as well as the request for class certification, the Thornhill court ruled on October 10, 2017 that the plaintiff could file a further amended complaint. A Second Amended Complaint was filed on October 13, 2017 supplementing some of the factual allegations and on October 27, 2017 we filed motions to dismiss the complaint and strike the request for class certification. Further, the Court has temporarily stayed discovery in this case in its entirety, other than with respect to plaintiff Thornhill individually, until at least January 10, 2018, pending the outcome of the various motions to dismiss noted above. Walden University and we intend to defend against this case vigorously, including the request to certify a nationwide class.

During 2010, we were notified by the Spanish Taxing Authorities (“STA”) (in this case, by the Regional Inspection Office of the Special Madrid Tax Unit) that an audit of some of our Spanish subsidiaries was being initiated for 2006 and 2007. On June 29, 2012, the STA issued a final assessment to Iniciativas Culturales de España, S.L. (“ICE”), our Spanish holding company, for approximately EUR 11.1 million ($13.1 million at September 30, 2017), including interest, for those two years based on its rejection of the tax deductibility of financial expenses related to certain intercompany acquisitions and the application of the Spanish ETVE regime. On July 25, 2012, we filed a claim with the Regional Economic‑Administrative Court challenging this assessment and, in the same month, we issued a cash‑collateralized letter of credit for the assessment amount, in order to suspend the payment of the tax due. Further, in July 2013, we were notified by the STA (in this case, by the Central Inspection Office for Large Taxpayers) that an audit of ICE was also being initiated for 2008 through 2010. On October 19, 2015, the STA issued a final assessment to ICE for approximately EUR 17.2 million ($20.3 million at September 30, 2017), including interest, for those three years. We have appealed this assessment and, in order to suspend the payment of the tax assessment until the court decision, we issued a cash‑collateralized letter of credit for the assessment amount plus interest and surcharges. We believe the assessments in this case are without merit and intend to defend vigorously against them. During the second quarter of 2016, we were notified by the STA that tax audits of the Spanish subsidiaries were also being initiated for 2011 and 2012; no assessments have yet been issued for these years. Also during the second quarter of 2016, the Regional Administrative Court issued a decision against the Company on its appeal. The Company has further appealed at the Highest Administrative Court level. The Company plans to continue the appeals process for the periods already audited and assessed. During the second quarter of 2017, we were notified by the STA that tax audits of the Spanish subsidiaries for 2011 and 2012 were being extended to include 2013; no assessments have yet been issued for 2013.

In June 2016, Li Shihong and Hunan Lieying Education Investment Management Co Ltd commenced civil proceedings in the Changsha Intermediary Court in the People’s Republic of China against Zhang Jiangbo, Zhang Jianbo, Chin Zhingxian, Hunan New Lieying Science and Education Co Ltd and Hunan International Economics University, our network institution in China (“HIEU”). Zhang Jiangbo, Zhang Jianbo and Chin Zhingxian are the minority shareholders in the HIEU group. The plaintiffs claim that the defendants are liable to pay an amount of RMB 170 million (approximately $25.6 million at September 30, 2017) based on a debt repayment document executed in 2014. The document was signed by the minority shareholders and Hunan New Lieying Science and Education Co Ltd and Zhang Jiangbo, allegedly on behalf of HIEU, in effect as a guarantor and a seal was affixed, allegedly being that of HIEU. The plaintiffs also claim interest and litigation expenses. HIEU has filed a defense and evidence in this matter contending that Zhang Jiangbo was not authorized to execute the document on behalf of HIEU, nor to affix any HIEU seal, and contending further that in any event an education institution is not permitted to guarantee a loan for non-educational purposes. Zhang Jiangbo has admitted to the court that he lacked such authorization. The court has requested that further evidence be submitted. On November 4, 2017, HIEU was informed by the court that the case against it would be dismissed, although no formal judgment has been received. Until it receives the formal judgment of dismissal, HIEU will continue to vigorously defend this case.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes in the Risk Factors included in Item 1A of our 2016 Form 10-K, as updated in Item 1A of our Form 10-Q's for the quarters ended March 31, 2017 and June 30, 2017.

Political and regulatory developments in Turkey may materially adversely affect us.

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

On April 18, 2017, Bilgi received from the YÖK the results of the most recent annual audit (the “Annual Audit”). The Annual Audit report requires, among other things, that (i) with respect to the 2017-2018 academic year, there be a reduction in the quota for the number of new students permitted to be admitted into Bilgi’s degree programs and (ii) Bilgi be reimbursed, not later than October 18, 2017, approximately $29 million for payments previously made by Bilgi to a subsidiary of the Company for certain management, operational and student services, and intellectual property. The Company and Bilgi believe the charges to Bilgi for these services were at fair value and Bilgi has contested the findings of the Annual Audit that they constituted an improper wealth transfer. Demands also were made in the Annual Audit for the return or payment to Bilgi, by October 18, 2017, of other amounts involving approximately $8 million.

Bilgi exercised its right to appeal this decision to the YÖK to demonstrate the validity and value of the services procured from the Company subsidiary but the YÖK has rejected that appeal. Bilgi has appealed the YÖK’s rejection of its appeal to the Turkish court system and has not been reimbursed for any of the payments made to the Company’s subsidiary for the services described above. As a result, as of October 18, 2017, Bilgi is in non-compliance with certain requirements of the Annual Audit report. As the Company currently consolidates Bilgi under the variable interest entity model, if the Company is unable to provide services under its contracts with Bilgi and receive the economic benefits from those contracts as a result of the determinations in the Annual Audit, deconsolidation of Bilgi could be required. Deconsolidation, if required, could have a material adverse effect on the Company’s business, financial condition and results of operations, including possible write-off of all or a portion of the Company’s investment in Bilgi and a reduction in operating income. At September 30, 2017 and December 31, 2016, Bilgi had total assets of approximately $134 million and $83 million, respectively, and total liabilities of $117 million and $63 million, respectively. Total liabilities include approximately $32 million and $19 million of net intercompany liabilities as of September 30, 2017 and December 31, 2016, respectively. During fiscal year 2016, Bilgi generated approximately $106 million of the Company’s consolidated revenue and approximately $26 million of the Company’s consolidated operating income and incurred approximately $6 million of depreciation and amortization expense.

If the YÖK were to determine that any administrators of Bilgi have directly taken any actions or supported any activities that are intended to harm the integrity of the state, the license of the university could be canceled. In July 2016, a coup attempt increased political instability in Turkey, and the uncertainties arising from the failed coup in Turkey could lead to changes in laws affecting Bilgi or result in modifications to the current interpretations and enforcement of the Ordinance or other laws and regulations by the YÖK. Any such actions by the YÖK, including the actions in relation to the conduct of the Annual Audit and the reimbursement of amounts described above, could have a material adverse impact on Bilgi's future growth or its ability to remain in operation, and could have a material adverse effect on our business, financial condition and results of operations.

Political and regulatory developments in Chile may materially adversely affect us.

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

As the Company currently consolidates certain of its institutions in Chile under the variable interest entity model, the Company will review such consolidation upon passage of any new higher education bill. Deconsolidation of one or more of our Chilean institutions, if required, could have a material adverse effect on our financial condition and results of operations. At September 30, 2017 and December 31, 2016, the Chilean VIEs had total assets of approximately $806 million and $687 million, respectively, and total liabilities of $186 million and $93 million, respectively. Total assets include approximately $20 million and $11 million of net intercompany assets as of September 30, 2017 and December 31, 2016, respectively, as well as goodwill balances that could be reallocated among the VIE and non-VIE businesses within the Chile reporting unit if deconsolidation of the VIEs were required.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

On February 6, 2017, we completed our IPO pursuant to a registration statement on Form S-1 (File No. 333-207243), which the SEC declared effective on January 31, 2017, and a registration statement on Form S-1MEF (File No. 333-215845), which became effective on January 31, 2017. We registered a total of 40.25 million shares of our Class A common stock. In our IPO, we issued and sold 35.0 million shares of our Class A common stock to the public at a price of $14.00 per share.

As previously disclosed, on March 1, 2017, in accordance with the Note Exchange Agreements, we used a portion of the proceeds from our IPO to redeem Senior Notes due 2019 with an aggregate principal amount of $22.6 million at a repurchase price of 104.625% of the aggregate principal amount for a total payment of $23.6 million, which is consistent with the use of proceeds from our IPO as described in our final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b)(4) on February 2, 2017 (Final Prospectus).

As previously disclosed, on May 31, 2017, we used approximately $333 million of the proceeds from our IPO, together with proceeds from the refinancing of our credit facility, to redeem our outstanding Senior Notes due 2019 (other than the Exchanged Notes). The aggregate principal amount outstanding of the Senior Notes due 2019 (excluding the Exchanged Notes) was $1,125.4 million. The redemption price for the Senior Notes due 2019 was equal to 104.625% of the principal amount thereof, plus accrued and unpaid interest and special interest to the redemption date, for an aggregate payment to holders of the Senior Notes of approximately $1,205.6 million. Of this approximately $1,205.6 million, approximately $64.8 million in the aggregate was paid to Douglas L. Becker, our Chairman and CEO, and R. Christopher Hoehn-Saric, an affiliate of the Company, as holders of redeemed Senior Notes due 2019.

On September 12, 2017, we used the remaining proceeds from our IPO, together with cash from operations, to repay the seller notes that were used to partially finance the acquisition of the FMU group. The total payment, including interest, was approximately $114.6 million.

This is consistent with the use of proceeds from our IPO as described in our Final Prospectus.

Item 6. Exhibits
(a) Exhibits filed with this report or, where indicated, previously filed and incorporated by reference:

Exhibit No.	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
2.5#	Sale and Purchase Agreement, dated as of March 15, 2016, by and between Laureate International B.V. and Graduate S.A.	S‑1/A	333‑207243	2.5	05/20/2016
2.6#	Share Purchase Agreement, dated as of April 15, 2016, by and between Laureate I B.V. and Insignis	S‑1/A	333‑207243	2.6	05/20/2016
3.1	Amended and Restated Certificate of Incorporation	S‑1/A	333‑207243	3.1	01/31/2017
3.2	Amended and Restated Bylaws	S‑1/A	333‑207243	3.2	01/31/2017
3.3	Certificate of Designations of Convertible Redeemable Preferred Stock, Series A of Laureate Education, Inc.	S‑1/A	333‑207243	3.3	12/15/2016
4.6	Indenture, dated as of April 21, 2017, between Laureate Education, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee, governing the 9.250% Replacement Senior Notes due 2019	8-K	001-38002	4.1	04/27/2017
4.7	Form of Global Note governing the 9.250% Replacement Senior Notes due 2019 (included as Exhibit A to Exhibit 4.6)	8-K	001-38002	4.1	04/27/2017
4.8	Indenture, dated as of April 26, 2017, by and among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the 8.250% Senior Notes due 2025	8-K	001-38002	4.3	04/27/2017
4.9	Form of 8.250% Senior Note due 2025 (included as Exhibit A to Exhibit 4.8)	8-K	001-38002	4.3	04/27/2017
10.1†	2007 Stock Incentive Plan for Key Employees of Laureate Education, Inc. and its Subsidiaries	S‑1/A	333‑207243	10.31	11/20/2015
10.2†	2007 Stock Incentive Plan Form of Stock Option Agreement, as amended on August 31, 2010	S‑1/A	333‑207243	10.32	11/20/2015
10.3†	2013 Long-Term Incentive Plan Form of Stock Option Agreement effective as of September 11, 2013	S‑1/A	333‑207243	10.34	11/20/2015
10.4†	Laureate Education, Inc. Deferred Compensation Plan, as amended and restated effective January 1, 2009	S‑1/A	333‑207243	10.35	11/20/2015
10.5†	Form of Management Stockholder’s Agreement for equityholders	S‑1/A	333‑207243	10.36	11/20/2015
10.6†	Deferred Compensation Letter Agreement, dated August 16, 2007, by and among L Curve Sub Inc., Laureate Education, Inc. and Douglas L. Becker	S‑1/A	333‑207243	10.38	12/23/2015
10.7†	Deferred Compensation Letter Agreement, dated December 24, 2015, between Laureate Education, Inc. and Douglas L. Becker	S‑4/A	333‑208758	10.37	01/20/2016
10.8†	2nd Amended and Restated Executive Interest Subscription Agreement, dated August 31, 2010, between Wengen Alberta, Limited Partnership and Douglas L. Becker	S‑1/A	333‑207243	10.39	11/20/2015
10.9†	Employment Offer Letter, dated July 21, 2008, between Laureate Education, Inc. and Eilif Serck‑Hanssen	S‑1/A	333‑207243	10.40	11/20/2015
10.10†	Amendment to Employment Offer Letter, dated December 9, 2010, between Laureate Education, Inc. and Eilif Serck‑Hanssen	S‑1/A	333‑207243	10.41	11/20/2015
10.11†	Time‑Based Restricted Stock Agreement, effective August 5, 2008, between Laureate Education, Inc. and Eilif Serck‑Hanssen	S‑1/A	333‑207243	10.42	11/20/2015
10.12†	Form of Time‑Based Restricted Stock Units Agreement, for grants from and after September 11, 2013	S‑1/A	333‑207243	10.43	11/20/2015
10.13	Support Services Agreement between Santa Fe University of Art and Design, LLC and Laureate Education, Inc. dated October 1, 2014	S‑1/A	333‑207243	10.44	11/20/2015

Exhibit No.	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.14	Master Service and Confidentiality Agreement, dated April 28, 2014, by and between Laureate Education, Inc. and Accenture LLP	S‑1/A	333‑207243	10.45	11/20/2015
10.15‡	System Wide Master Agreement, dated April 10, 2015, between Blackboard Inc. and Laureate Education, Inc.	S‑1/A	333‑207243	10.46	11/20/2015
10.16†	Form of Stockholders’ Agreement for Entity‑Appointed Directors	S‑1/A	333‑207243	10.47	11/20/2015
10.17†	Form of Stockholders’ Agreement for Individual Directors	S‑1/A	333‑207243	10.48	11/20/2015
10.18†	2013 Long-Term Incentive Plan Form of Restricted Stock Units Agreement	S‑1/A	333‑207243	10.49	11/20/2015
10.19†	2013 Long-Term Incentive Plan Form of Performance Share Units Agreement	S‑1/A	333‑207243	10.50	11/20/2015
10.20	Form of Laureate Education, Inc. Note Exchange Agreement dated as of April 15, 2016	S‑1/A	333‑207243	10.53	05/20/2016
10.21†	Executive Retention Agreement, dated February 25, 2016, by and between Ricardo Berckemeyer and Laureate Education, Inc., effective as of September 1, 2015	S‑1/A	333‑207243	10.54	05/20/2016
10.22†	2013 Long‑Term Incentive Plan Form of Performance Share Units Agreement for 2016 for Named Executive Officers	S‑1/A	333‑207243	10.55	05/20/2016
10.23†	2013 Long‑Term Incentive Plan Form of Performance Share Units Agreement for 2016	S‑1/A	333‑207243	10.56	05/20/2016
10.24†	2013 Long‑Term Incentive Plan Form of Stock Option Agreement for 2016 for Named Executive Officers	S‑1/A	333‑207243	10.57	05/20/2016
10.25†	2013 Long‑Term Incentive Plan Form of Stock Option Agreement for 2016	S‑1/A	333‑207243	10.58	05/20/2016
10.26†	2013 Long‑Term Incentive Plan Form of Restricted Stock Units Agreement for 2016 for Named Executive Officers	S‑1/A	333‑207243	10.59	05/20/2016
10.27†	2013 Long‑Term Incentive Plan Form of Restricted Stock Units Agreement for 2016	S‑1/A	333‑207243	10.60	05/20/2016
10.28	Subscription Agreement, dated as of December 4, 2016, by and among Laureate Education, Inc., Macquarie Sierra Investment Holdings Inc., and each of the other Persons listed on Schedule A and Schedule B thereto.	S‑1/A	333‑207243	10.63	12/15/2016
10.29	Form of Registration Rights Agreement by and among Laureate Education, Inc., each of the Investors set forth on Schedule A thereto, Douglas L. Becker and Wengen Alberta, Limited Partnership	S‑1/A	333‑207243	10.64	12/15/2016
10.30	Form of Investors’ Stockholders Agreement by and among Laureate Education, Inc., Wengen Alberta, Limited Partnership and the Investors set forth on Schedule A thereto	S‑1/A	333‑207243	10.65	12/15/2016
10.31†	Deferred Compensation Letter Agreement, dated December 30, 2016, between Laureate Education, Inc. and Douglas L. Becker	S‑1/A	333‑207243	10.68	01/10/2017
10.32	Exchange and Registration Rights Agreement, dated as of December 30, 2016, among Laureate Education, Inc., the guarantors listed on the signature pages thereto and the initial holders listed on the signature pages thereto	S‑1/A	333‑207243	10.69	01/10/2017
10.33†	2013 Long‑Term Incentive Plan Form of Restricted Stock Units Agreement for October 2016	S‑1/A	333‑207243	10.70	01/10/2017
10.34†	2013 Long‑Term Incentive Plan Form of Performance Share Units Agreement for Named Executive Officers for October 2016	S‑1/A	333‑207243	10.71	01/10/2017
10.35†	2013 Long‑Term Incentive Plan Form of Performance Share Units Agreement for October 2016	S‑1/A	333‑207243	10.72	01/10/2017
10.36†	Form of Cash Long‑Term Incentive Plan Agreement	S‑1/A	333‑207243	10.73	01/10/2017

Exhibit No.	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.37	Amended and Restated Securityholders Agreement by and among Wengen Alberta, Limited Partnership, Laureate Education, Inc. and the other parties thereto	8‑K	001‑38002	10.1	02/06/2017
10.38	Amended and Restated Registration Rights Agreement by and among Wengen Alberta, Limited Partnership, Wengen Investments Limited, Laureate Education, Inc. and the other parties thereto	8‑K	001‑38002	10.2	02/06/2017
10.39†	Amendment to the 2007 Stock Incentive Plan for Key Employees of Laureate Education, Inc. and its Subsidiaries	10-K	001-38002	10.76	03/29/2017
10.40†	CEO Option Award Agreement, $17.00 per share exercise price	8-K	001-38002	10.3	02/06/2017
10.41†	CEO Option Award Agreement, $21.32 per share exercise price	8-K	001-38002	10.4	02/06/2017
10.42	Form of Confirmation Letter, dated April 21, 2017, between Laureate Education, Inc. and the other party thereto	8-K	001-38002	10.1	04/27/2017
10.43†	Separation Agreement and General Release, dated March 28, 2017, between Enderson Guimarães and Laureate Education, Inc., effective as of March 23, 2017	10-Q	001-38002	10.80	05/11/2017
10.44	Seventh Amendment to Amended and Restated Credit Agreement, Amendment to Security Documents, and Release of Foreign Obligations and Certain Credit Parties, dated April 26, 2017, among Laureate Education, Inc., Iniciativas Culturales de España S.L., as the foreign subsidiary borrower, certain domestic subsidiaries of Laureate Education, Inc., Citibank, N.A., as administrative agent and collateral agent, certain financial institutions, and others party thereto	10-Q	001-38002	10.81	05/11/2017
10.45	Second Amended and Restated Credit Agreement, dated as of April 26, 2017, among Laureate Education, Inc., the lending institutions party thereto from time to time, and Citibank, N.A., as administrative agent and collateral agent	10-Q	001-38002	10.82	05/11/2017
10.46	Amended and Restated Guarantee, dated as of April 26, 2017, by Laureate Education, Inc. and certain domestic subsidiaries of Laureate Education, Inc. party thereto from time to time, as guarantors, in favor of Citibank, N.A., as collateral agent	10-Q	001-38002	10.83	05/11/2017
10.47	Amended and Restated Pledge Agreement, dated as of April 26, 2017, among Laureate Education, Inc. and certain domestic subsidiaries of Laureate Education, Inc. party thereto from time to time, as pledgors, and Citibank, N.A., as collateral agent	10-Q	001-38002	10.84	05/11/2017
10.48	Amended and Restated Security Agreement, dated as of April 26, 2017, among Laureate Education, Inc. and certain domestic subsidiaries of Laureate Education, Inc. party thereto from time to time, as grantors, and Citibank, N.A., as collateral agent	10-Q	001-38002	10.85	05/11/2017
10.49	Second Amended and Restated Collateral Agreement, dated as of April 26, 2017, between Walden University, LLC, certain other domestic subsidiaries of Laureate Education, Inc. from time to time, and Citibank, N.A., as collateral agent	10-Q	001-38002	10.86	05/11/2017
10.50†	Laureate Education, Inc. Amended and Restated 2013 Long-Term Incentive Plan	8-K	001-38002	10.1	06/20/2017
10.51†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Annual Performance Share Units Notice and Agreement for 2017	10-Q	001-38002	10.51	08/08/2017
10.52†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Performance-based Stock Option Agreement for 2017	10-Q	001-38002	10.52	08/08/2017
10.53†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Time-based Stock Option Agreement for 2017	10-Q	001-38002	10.53	08/08/2017
10.54†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Restricted Stock Units Notice and Agreement for 2017	10-Q	001-38002	10.54	08/08/2017
10.55†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Performance Share Units Notice and Agreement for 2017	10-Q	001-38002	10.55	08/08/2017

Exhibit No.	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.56†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Performance-based Stock Option Agreement for 2017 for Certain Executives	10-Q	001-38002	10.56	08/08/2017
10.57†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Time-based Stock Option Agreement for 2017 for Certain Executives	10-Q	001-38002	10.57	08/08/2017
10.58†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Restricted Stock Units Notice and Agreement for 2017 for Certain Executives	10-Q	001-38002	10.58	08/08/2017
10.59†	Form of 2017-2018 Laureate Executive Cash Long-Term Bonus Plan for Certain Executives	10-Q	001-38002	10.59	08/08/2017
10.60†	Separation Agreement and General Release, dated May 30, 2017, between Alfonso Martinez and Laureate Education, Inc., effective as of May 31, 2017	10-Q	001-38002	10.60	08/08/2017
10.61*†	Employment Offer Letter, dated August 15, 2017, between Laureate Education, Inc. and Victoria Silbey
10.62*†	Separation Agreement and General Release, dated July 11, 2017, between Timothy F. Daniels and Laureate Education, Inc., effective December 31, 2017
10.63*†	Separation Agreement and General Release, dated August 28, 2017, between Robert W. Zentz and Laureate Education, Inc., effective December 31, 2017
10.64*†	Form of Stock Option Agreement with exercise price of $18.36 for certain executives
10.65*†	Form of Stock Option Agreement with exercise price of $21.00 for certain executives
21.1*	List of Subsidiaries of the Registrant
31.1*	Certification pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2*	Certification pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32*	Certifications pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
Ex. 101.INS*	XBRL Instance Document
Ex. 101.SCH*	XBRL Taxonomy Extension Schema Document
Ex. 101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
Ex. 101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
Ex. 101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
Ex. 101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
#	Laureate Education, Inc. hereby undertakes to furnish supplementally a copy of any omitted schedule or exhibit to such agreement to the U.S. Securities and Exchange Commission upon request.
†	Indicates a management contract or compensatory plan or arrangement.
‡	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the U.S. Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 8, 2017.

/s/ EILIF SERCK-HANSSEN
Eilif Serck-Hanssen
President, Chief Financial Officer and Chief
Administrative Officer

/s/ TAL DARMON
Tal Darmon
Senior Vice President, Chief Accounting Officer
and Global Controller