Form 10-K
period 2017-12-31
LAUREATE EDUCATION, INC.
filed 2018-03-20
CIK 912766

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of "large accelerated filer," "accelerated filer," "smaller reporting company" and 'emerging growth company' in Rule 12b-2 of the Exchange Act.

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

          As of June 30, 2017 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the Class A common stock held by non-affiliates of the registrant was $547 million (based on the closing price of the registrant's Class A common stock on that date as reported on the Nasdaq Global Select Market).

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at March 15, 2018
Class A common stock, par value $0.004 per share	55,111,486 shares
Class B common stock, par value $0.004 per share	132,384,106 shares

          DOCUMENTS INCORPORATED BY REFERENCE

          The registrant incorporates by reference its definitive proxy statement with respect to its 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into Part III of this Annual Report on Form 10-K.

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

Industry and Market Data

        We obtained the industry, market and competitive position data used throughout this Form 10-K from our own internal estimates and research as well as from industry publications and research, surveys and studies conducted by third-party sources. This Form 10-K also contains the results from a study by Kantar Vermeer, a leading third-party market research organization. We commissioned the Kantar Vermeer study as part of our periodic evaluation of employment rates and starting salary information for our graduates.

        Industry publications, studies and surveys generally state that they have been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. We have not independently verified industry, market and competitive position data from third-party sources. While we believe our internal business estimates and research are reliable and the market definitions are appropriate, neither such estimates, research nor these definitions have been verified by any independent source.

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

  •
  our ability to effectively manage the growth of our business, implement a common operating model and platform, and increase our operating leverage;

  •
  the development and expansion of our global education network and programs and the effect of new technology applications in the educational services industry;

  •
  our ability to complete planned divestitures and make strategic acquisitions, and to successfully integrate and operate acquired businesses;

  •
  the effect of existing international and U.S. laws and regulations governing our business or changes in those laws and regulations;

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

PART I

ITEM 1.    BUSINESS

General

        We are the largest global network of degree-granting higher education institutions, with more than one million students enrolled at over 60 institutions in more than 20 countries, and on more than 200 campuses, which we collectively refer to as the Laureate International Universities network. The institutions in the Laureate International Universities network offer a broad range of undergraduate and graduate degrees through campus-based, online and hybrid programs. Approximately 94% of our students attend traditional, campus-based institutions offering multi-year degrees, similar to leading private and public higher education institutions in the United States and Europe. Nearly two thirds of our students are enrolled in programs of four or more years in duration. Our programs are designed with a distinct emphasis on applied, professional-oriented content for growing career fields and are focused on academic disciplines that we believe offer strong employment opportunities and high earnings potential for our students. In 1999, we made our first investment in higher education and, since that time, we have developed into the global leader in higher education, based on the number of students, institutions and countries making up our network. Our track record for delivering high-quality outcomes to our students, while stressing affordability and accessibility, has been a key reason for our long record of success, including 18 consecutive years of enrollment growth.

        We believe the global higher education market presents an attractive long-term opportunity, primarily because of the large and growing imbalance between the supply and demand for quality higher education in many parts of the world. We believe the combination of the projected growth in the middle class, limited government resources dedicated to higher education, and a clear value proposition demonstrated by the higher earnings potential afforded by higher education, creates substantial opportunities for high-quality private institutions to meet this growing and unmet demand. By offering high-quality, outcome-focused education, we believe that we enable students to prosper and thrive in the dynamic and evolving knowledge economy.

        Across the world, we operate institutions that address regional, national and local supply and demand imbalances in higher education. As the global leader in higher education, we believe we are uniquely positioned to deliver high-quality education across different brands and tuition levels in the markets in which we operate. In many developing markets, traditional higher education students (defined as 18-24 year olds) have historically been served by public universities, which have limited capacity and are often underfunded, resulting in an inability to meet growing student demands and employer requirements. Our institutions in these markets offer traditional higher education students a private education alternative, often with multiple brands and price points in each market, with innovative programs and strong career-driven outcomes. In many of these same markets, non-traditional students such as working adults and distance learners have limited options for pursuing higher education. Through targeted programs and multiple teaching modalities, we are able to serve the differentiated needs of this unique demographic. Our flexible approach across geographies allows Laureate to access a broader addressable market of students by efficiently tailoring institutions to meet the needs of a particular geography and student population.

        We continually and proactively adapt our curriculum to the needs of the market. In particular, we emphasize science, technology, engineering and math (STEM) and business disciplines, areas in which we believe that there is large and growing demand, especially in developing countries. Since 2009, we have more than doubled our enrollment of students pursuing degrees in Business & Management, Medicine & Health Sciences and Engineering & Information Technology, our three largest disciplines. We believe the work of our graduates in these disciplines creates a positive impact on the communities we serve and strengthens our institutions' reputations within their respective markets.

        Our program and level of study mix for 2017 was as follows:

Program Mix	Level of Study Mix

Based on 12/31/2017 total enrollments.	Based on 12/31/2017 total enrollments.
High school students are primarily in Mexico.

        The Laureate International Universities network enables us to educate our students locally while connecting them to a global community and offering them the advantages of our shared infrastructure, technology, curricula and operational best practices. For example, our students can take advantage of shared curricula, optional international programs and services, including English language instruction, dual-degree and study abroad programs and other benefits offered by other institutions in our network. We believe that the benefits of the network translate into better career opportunities and higher earnings potential for our graduates.

        We have six reporting segments, which are summarized in the map and the table below. We group our institutions by geography in Brazil, Mexico, Andean & Iberian, Central America & U.S. Campuses, and Europe, Middle East, Africa and Asia Pacific ("EMEAA") for reporting purposes. Our Online & Partnerships segment includes our fully online universities.

        The following information for our operating segments is presented as of December 31, 2017, except where otherwise indicated. For further information related to our segment revenues, see

"Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Segment Results."

*
The map is presented as of December 31, 2017 and does not reflect completed or pending dispositions of institutions within the EMEAA and Central America & U.S. Campuses segments. See "—Recent Developments."

	Brazil	Mexico	Andean & Iberian	Central America & U.S. Campuses*	EMEAA*	Online & Partnerships#	Total
Countries†	1	1	4	4	13	2	24
Institutions	13	2	15	8	25	3	66
Enrollments (rounded to nearest hundred)	271,200	214,200	321,800	69,200	128,100	63,500	1,068,000
Year ended December 31, 2017 Revenues ($ in millions)‡	$765.7	$646.2	$1,313.9	$291.9	$697.2	$690.4	$4,378.0
% Contribution to year ended December 31, 2017 Revenues‡	17%	15%	30%	6%	16%	16%	100%

*
The table is presented as of December 31, 2017 and does not reflect completed or pending dispositions of institutions within the EMEAA and Central America & U.S. Campuses segments. See "—Recent Developments."

#
In December 2017, we stopped accepting new enrollments at the University of Roehampton, an institution in our Online & Partnerships segment.

†
Our Central America & U.S. Campuses and Online & Partnerships segments both have institutions in the United States. The total reflects the elimination of this duplication.

‡
The elimination of intersegment revenues and amounts related to Corporate, which total $27.3 million, is not separately presented.

Our Industry

        We are the leader in the global market for higher education, which is characterized by a significant imbalance between supply and demand, especially in developing economies. In many countries, demand for higher education is large and growing. GSV Advisors ("GSV") estimates that higher education institutions accounted for total revenues of approximately $1.5 trillion globally in 2015, with the higher education market expected to grow by approximately 5% per annum through 2020. Global growth in higher education is being fueled by several demographic and economic factors, including a growing middle class, global growth in services and technology-related industries and recognition of the significant personal and economic benefits gained by graduates of higher education institutions. At the same time, many governments have limited resources to devote to higher education, resulting in a diminished ability by the public sector to meet growing demand, and creating opportunities for private education providers to enter these markets and deliver high-quality education. As a result, the private sector plays a large and growing role in higher education globally. While the Laureate International Universities network is the largest global network of degree-granting higher education institutions in the world, our total enrollment at December 31, 2017 of more than one million students represents only 0.5% of worldwide higher education students.

        Large, Growing and Underpenetrated Population of Qualified Higher Education Students.    According to United Nations Educational, Scientific and Cultural Organization ("UNESCO"), 214.1 million students worldwide were enrolled in higher education institutions in 2015, more than double the 99.7 million students enrolled in 2000, and approximately 90% of those students were enrolled at institutions outside of the United States as of 2015. In many countries, including throughout Latin America, Asia and other developing regions, there is growing demand for higher education based on favorable demographics, increasing secondary completion rates and increasing higher education participation rates, resulting in continued growth in higher education enrollments. While global participation rates have increased for traditional higher education students (defined as 18-24 year olds), the market for higher education is still significantly underpenetrated, particularly in developing countries. For example, participation rates in Brazil and Mexico in 2015 were approximately 36% and approximately 23%, respectively, as compared to approximately 63% in the United States for the same period.

        Strong Economic Incentives for Higher Education.    According to the Brookings Institution, approximately 3.2 billion people in the world composed the middle class in 2016, a number that is expected to be over five billion people by 2028. We believe that members of this large and growing group seek advanced education opportunities for themselves and their children in recognition of the vast differential in earnings potential with and without higher education. According to 2015 data from the Organization for Economic Co-operation and Development ("OECD"), in the United States and European Union countries that are members of the OECD, the earnings from employment for an adult completing higher education were approximately 74% and 53% higher, respectively, than those of an adult with only an upper secondary education. This income gap is even more pronounced in many developing countries around the world, including a differential of approximately 149% in Brazil, and approximately 102% in Mexico. We believe the cumulative impact of favorable demographic and socio-economic trends, coupled with the superior earnings potential of higher education graduates, will continue to expand the market for private higher education.

        Increasing Role of the Private Sector in Higher Education.    In many of our markets, the private sector plays a meaningful role in higher education, bridging supply and demand imbalances created by a lack of capacity at public universities. In addition to capacity limitations, we believe that limited public resources, and the corresponding policy reforms to make higher education systems less dependent on the financial and operational support of local governments, have resulted in increased enrollments in private institutions relative to public institutions. For example, Brazil relies heavily upon private institutions to deliver quality higher education to students, with 74% (in 2015) of higher education students in Brazil enrolled in private institutions.

        Increasing Demand for Online Offerings.    The acceptance of online learning in higher education is well-established, as evidenced by a survey conducted by the Babson Survey Research Group that reported that approximately 71% of academic leaders rated online learning outcomes as the same or superior to classroom learning in 2014. Furthermore, students taking at least one distance education course made up approximately 30% of all higher education enrollments in the United States as of the second half of 2015 according to the Distance Education Enrollment Report 2017. We believe that increasing student demand, new instruction methodologies designed for the online medium, and growing employer and regulatory acceptance of degrees obtained through online and hybrid modalities will continue to drive online learning growth globally. Moreover, increasing the percentage of courses taught online in a hybrid educational model has significant cost and capital efficiency benefits as a greater number of students can be accommodated in existing physical campus space.

        Growth in Outsourced Academic and Administrative Services.    To adapt to changing student preferences and greater demand for online and distance learning solutions, university leaders are refocusing their strategies around core academic functions, while seeking to outsource specialized technology functions and other administrative services. Private sector partners offering operational expertise and economies of scale are increasingly assisting universities through long-term relationships in areas such as online program management, technology support, facilities management, student services and procurement. According to a survey conducted by Inside Higher Ed in 2017, approximately 27% of college business officers in the United States believe that outsourcing more administrative services is a strategy they will implement in 2017-2018. We believe that these trends will increase opportunities for private sector partners to deploy their capabilities to traditional educational providers.

Our Strengths and Competitive Advantages

        We believe our key competitive strengths that will enable us to execute our strategy include the following:

        Largest Global Higher Education Network.    The size and breadth of our global network facilitates distinct advantages for our students and allows us to leverage our operating model more efficiently. It would take a competitor considerable time and expense to establish an integrated network of international universities of similar scale with the high-quality brands, intellectual property and accreditations that we possess. Our network facilitates competitive advantages related to:

  •
  Curricula and Programs.  We are able to leverage our curricula and resources across our global network, allowing for the rapid deployment of new programs in our markets. Increasing amounts of our curricula are being standardized across our global network, allowing us to lower the cost of program development by reusing and sharing content, while improving the quality of our programs globally. For example, the resources and support of our global network enabled the rapid expansion of our medicine and health sciences offerings, contributing to the opening of six new medical schools since 2010 and increasing enrollment in the number of students pursuing degrees in the fields of medicine and health sciences from approximately 75,000 students in 2009 to more than 250,000 students as of December 31, 2017.

  •
  Intellectual Property.  We have developed an extensive collection of intellectual property that has in part been enabled by investments in unified technology systems. We believe this collection of intellectual property, including online capabilities, campus management, recruitment of transnational students, faculty training, curriculum design and quality assurance, among other proprietary solutions, provides our students a truly differentiated learning experience and creates a significant competitive advantage for our institutions over competitors.

  •
  Technology.  We have made significant investments to create unified technology systems across our network. These systems will provide data and insights on a global scale that we believe will allow us to improve student experience, retention rates and outcomes, while also enabling a more efficient and lower cost educational delivery model.

  •
  Best Practices.  Through collaboration across our global network, best practices for key operational processes, such as campus design, faculty training, student services and recruitment are identified and then rolled out to the institutions in our network.

        Long-Standing and Respected University Brands.    We believe we have established a reputation for providing high-quality higher education around the world, and many of our institutions are among the most respected higher education brands in their local markets. Many of our institutions have over 50-year histories and are ranked among the best in their respective countries. For example, Universidade Anhembi Morumbi in Brazil is ranked by Guia do Estudante as one of São Paulo's top universities, UVM Mexico, the largest private university in Mexico, was ranked seventh among all public and private higher education institutions in that country by Guía Universitaria, an annual publication of Reader's Digest, and Universidad Europea de Madrid is the second largest private university in Spain and received four stars in the prestigious 2015 QS StarsTM.

        Many of our institutions and programs have earned the highest accreditation available, which provides us with a strong competitive advantage in local markets. For example, medical school licenses are often the most difficult to obtain and are only granted to institutions that meet rigorous standards. We serve more than 250,000 students in the fields of medicine and health sciences across more than 100 campuses throughout the Laureate International Universities network, including 22 medical schools and 20 dental schools. We believe the existence of medical schools at many of our institutions further validates the quality of our institutions and programs and increases brand awareness.

        Commitment to Academic Quality.    We offer high-quality undergraduate, graduate and specialized programs in a wide range of disciplines that generate strong interest from students and provide attractive employment prospects. Our commitment to quality is demonstrated by, for example, the fact that our Brazilian institutions' IGC scores (an indicator used by the Brazilian Ministry of Education ("MEC") to evaluate the quality of higher education institutions) have increased by more than 26% on average from 2010 to 2016, placing three of our institutions in the top quarter, and 98% of our students in Brazil enrolled in institutions ranked in the top third, of all private higher education institutions in the country. We focus on programs that prepare our students to become employed in high demand professions. Our curriculum development process includes employer surveys and ongoing research into business trends to determine the skills and knowledge base that will be required by those employers in the future. This information results in timely curriculum upgrades, which helps ensure that our graduates acquire the skills that will make them marketable to employers. We are also committed to continually evaluating our institutions to ensure we are providing the highest quality education to our students. Our proprietary management tool, the Laureate Education Assessment Framework ("LEAF"), is used to evaluate institutional performance based on 44 unique criteria across five different categories: Employability, Learning Experience, Personal Experience, Access & Outreach and Academic Excellence. LEAF, in conjunction with additional external assessment methodologies, such as QS StarsTM, allows us to identify key areas for improvement in order to drive a culture of quality and continual innovation at our institutions.

        Strong Student Outcomes.    We track and measure our student outcomes to ensure we are delivering on our commitments to students and their families. In 2017, we commissioned a study by Kantar Vermeer, a leading third-party market research organization, of graduates at Laureate institutions representing over 65% of total Laureate enrollments. Graduates at 12 of our 14 surveyed international institutions achieved, on average, equal or higher employment rates within 12 months of graduation as compared to graduates of other institutions in the same markets. In addition, in 12 of the 14 institutions surveyed, graduates achieved equal or higher starting salaries as compared to graduates of other institutions in those same markets (salary premium to market benchmarks ranged from approximately 15% to approximately 58%). Furthermore, a joint study by Laureate and the IFC/World Bank Group in 2014 showed that graduates of Laureate institutions in Mexico experienced higher rates of social mobility, finding jobs, and moving up in socioeconomic status than their peers in non-Laureate institutions. In 2016, we conducted a similar study with the IFC in Peru for two of our network institutions, Universidad Peruana de Ciencias Aplicadas and Cibertec, which showed that graduates from the larger programs of both institutions had higher salaries than their control group counterparts. Additionally, graduates from UPC were found to experience a larger positive change in their socioeconomic status than their peers who completed studies at non-Laureate institutions.

  Attractive Financial Model.

  •
  Consistent Growth.  We have a proven track record of delivering consistent operational results through various cycles, as evidenced by the fact that we have experienced growth in enrollments every year since our founding in 1999.

  •
  Private Pay Model.  Approximately 75% of our total revenues for the year ended December 31, 2017 were generated from private pay sources. We believe students' and families' willingness to allocate personal resources to fund higher education at our institutions validates our strong value proposition.

  •
  Revenue Visibility Enhanced by Program Length and Strong Retention.  The length of our programs provides us with a high degree of revenue visibility. The majority of the academic programs offered by our institutions last between three and five years, and nearly two thirds of our students were enrolled in programs of at least four years or more in duration as of December 31, 2017. Additionally, we actively monitor and manage student retention because of the impact it has on student outcomes and our financial results. The historical annual student retention rate, which we define as the proportion of prior year students returning in the current year (excluding graduating students), of over 80% has not varied by more than two percentage points in any one year over the last five years. Given our high degree of revenue visibility, we are able to make attractive capital investments and execute other strategic initiatives to help drive sustainable growth in our business.

  •
  Attractive Margin Profile with Significant Operating Leverage.  Our international network of universities provides significant advantages of scale, enabling us to operate efficiently with attractive margin levels. Through our Excellence in Process ("EiP") initiatives (see "—Our Strategy—Increase Operating Efficiencies") and investment in unified technology systems, we continue to focus on standardization of processes, centralization of common services and intellectual property, and implementing a common operating model and platform for content development, digital campus experiences, student services, recruitment and administrative services. We believe this operating leverage positions us well for enhanced growth in profitability and cash flow relative to our enrollments and revenue.

Our Strategy

        In 2017, we initiated a review of our portfolio of institutions, with the joint goals of simplifying operations, reducing complexity, and mitigating risks (such as political, regulatory, economic and currency), while maximizing our exposure to what we consider are the most attractive and scalable markets for our network. During the year, we announced the divestitures of certain operations, and have deployed proceeds received to date from these divestitures to reduce our debt obligations and better manage our currency exposure. We believe the actions taken in 2017 have positioned the Company to execute on its strategy going forward.

        We employ a focused approach to operational excellence. We plan to invest future resources in markets and assets that we believe can achieve scale that is meaningful for our company, and which align to our mission and enhance our network. Further, we intend to continue to leverage the scale of our network to generate additional operating efficiencies and continue to grow in a capital efficient manner while ensuring that academic quality and student experience remain a core priority.

        The execution of our strategy will be enabled by the following initiatives:

        Leverage and Expand Existing Portfolio.    We will continue to focus on opportunities to expand our programs and the type of students that we serve, as well as our capacity in our markets to meet local demand, leveraging our existing platform to execute on attractive organic growth opportunities. In particular, we intend to add new programs and course offerings, expand target student demographics and increase capacity at existing campuses, open new campuses and enter new cities in existing markets. We believe these initiatives will drive growth and provide an attractive return on capital.

  •
  Add New Programs and Course Offerings.  We will continue to develop new programs and course offerings to address the changing needs in the markets. New programs and course offerings enable us to consistently provide a high-quality education that we believe is desired by students and prospective employers.

  •
  Expand Target Student Demographics.  In many of our markets, we use sophisticated analytical techniques to identify opportunities to provide quality education to new or underserved student populations where market demand is not being met, such as non-traditional students (e.g., working adults) who may value flexible scheduling options, as well as traditional students. Our ability to provide quality education to these underserved markets has provided additional growth to our network and we intend to leverage our management capabilities and local knowledge to further capitalize on these higher education opportunities in new and existing markets.

  •
  Increase Capacity at Existing and New Campus Locations.  We will continue to make demand-driven investments in additional capacity throughout our network by expanding existing campuses and opening new campuses, including in new cities. We employ a highly analytical process based on economic and demographic trends, and demand data for the local market to determine when and where to expand capacity. When opening a new campus or expanding existing facilities, we use best practices that we have developed over more than the past decade to cost-effectively expedite the opening and development of that location.

  •
  Targeted Strategic Acquisitions.  While we will continue to make organic investments to scale existing markets and enhance the value of our network, we may also make strategic acquisitions to further expand our portfolio, leveraging our track record and expertise.

        Expand Online and Hybrid Education Programs Globally.    We intend to increase the number of our students that receive their education through fully online or hybrid programs to meet the growing demands of students. Our online initiative is designed to not only provide students with access to innovative programs and modern digital experiences, but also to diversify our offerings, increase our enrollments and expand our digital solutions in a capital efficient manner, leveraging current infrastructure and improving classroom utilization.

        We continue to accelerate the advancement of online education programs and technology-enabled solutions that deliver high-quality differentiated student experiences for our institutions at scale, including leveraging our network-wide launch of OneCampus® by Laureate, our global online campus. OneCampus® brings global connections, opportunities, courses, and workplace experiences to our students, who become "members" in the broader Laureate network of institutions and gain access to unique global opportunities online. Furthermore, it creates a channel for Laureate to manage online initiatives globally and continually expand our portfolio of online global offerings—reaching students, faculty, and alumni in the Laureate network and offering them a distinct market advantage.

        For 2017, the percentage of student credit hours taken online in our campus-based institutions was 20%, an increase from 11% in 2015, and our goal is to increase that percentage of student credit hours to 25% by the end of 2019. With a common learning management system ("LMS") implemented throughout our network currently covering 95% of our students, we believe we have the scale to execute on this market opportunity, allowing us to differentiate ourselves further from our competitors. Our strategy for the online opportunity includes the following components:

  •
  Fully Online Programs.  Many students require flexible learning modules to accommodate work and personal responsibilities. Often, these students are working adults who are looking to either complete an undergraduate or post-graduate degree, or who want to gain a credential to accelerate or change careers. Our fully online programs provide students with a high-quality curriculum experience to achieve their goals.

  •
  Hybrid Online Programs.  Traditional 18-24 year old students attending campus-based institutions are increasingly seeking digital learning experiences that are blended with in-person learning. We provide those students with a hybrid learning experience, mixing face-to-face classroom experience with technology through our online platform, which we believe improves the student experience by providing them with a wide range of online courses, interactive discussions, virtual experiences, digital resources, and simulations that enhance their learning experiences both within and outside the classroom.

  •
  Distance Learning Opportunity in Brazil.  The Brazil market offers a unique opportunity to provide a quality and at-scale distance learning offering. The distance learning format reduces the need for on-site support, providing students with flexibility to plan their studies. With an established presence of over 400 learning centers as of December 31, 2017, we plan to continue to leverage our local brands in Brazil to capitalize on our investment in distance learning centers to support demand. We anticipate that this initiative will allow us to expand our reach into areas that are currently outside of the geographic areas that we currently serve.

        Increase Operating Efficiencies.    Our scale allows us to generate operational leverage in many aspects of our business model.

  •
  Common Operating Model.  We are creating a common operating model for our network institutions that integrates multiple software components, including student information system ("SIS"), enterprise resource planning ("ERP"), LMS, and customer relationship management ("CRM"), into a single unified platform. We believe that this unification will enable us to be more nimble in our day-to-day operations and will allow us to collect more data efficiently across our network, potentially offering insights into further operational and academic improvements. Further, we believe that this common operating system will enable us to lower the cost of delivery of education, thereby increasing operating efficiency.

  •
  Enhanced Curriculum.  We plan to continue to centralize the development of certain curriculum, allowing us to build common teaching modules and courses at a lower cost as compared to building modules and courses in each local market. We anticipate that this will also allow us to dedicate more resources to each course or module, contributing to a higher quality product for our students.

  •
  EiP Wave 1—Back-Office/Procurement Integration.  In 2014, we launched EiP as an enterprise-wide initiative to optimize and standardize our processes to enable sustained growth and margin expansion. The program, which we refer to as EiP Wave 1, was developed to enable vertical integration of procurement, information technology, finance, accounting, and human resources, thus enabling us to fully leverage the growing size and scope of our local operations while also enhancing our internal controls. This initiative is largely completed and has generated significant cost savings, with approximately $85 million in run-rate savings realized as of December 31, 2017, with an additional $15 million anticipated to be realized by December 31, 2018.

  •
  EiP Wave 2—Mid-Office & Student-Facing Activities Integration.  Given the success of EiP Wave 1 in leveraging our global scale and the learnings from that initiative, we further evaluated additional opportunities for efficiencies and savings related to the mid-office functions (including, for example, student information systems and the enrollment-to-graduation cycle) as well as general and administrative structure and certain student-facing activities. We anticipate realizing $75 to $100 million of annual savings (generated primarily from general and administrative expense and technology-enabled efficiency solutions) by year end 2019. To achieve these savings, we expect to have approximately $125 million of one-time costs associated with severance and restructuring expenses, as well as costs related to technology investments. Approximately 50% of these one-time costs were incurred in 2017; we anticipate that the remainder will be incurred in 2018 and 2019.

        Expand Partnership and Services Portfolio.    We intend to leverage our suite of intellectual property, proprietary technology, common operating model, curriculum, and best practices to capitalize on additional opportunities in the form of partnership and service models that are designed to address the growing needs of traditional institutions and governments around the world. We have partnered with traditional public and private education institutions and believe there will be opportunities to expand and innovate those platforms with other independent institutions in the future. Additionally, we are continually adding to our suite of solutions, and we believe many of these products and services will provide additional contractual and licensing opportunities for us in the future.

Our History

        We were founded in 1989 as Sylvan Learning Systems, Inc., a provider of a broad array of supplemental and remedial educational services. In 1999, we made our first investment in global higher education with our acquisition of Universidad Europea de Madrid, and in 2001 we entered the market for online delivery of higher education services in the United States with our acquisition of Walden University. In 2003, we sold the principal operations that made up our then K-12 educational services business and certain venture investments deemed not strategic to our higher education business, and in 2004 we changed our name to Laureate Education, Inc. In August 2007, we were acquired in a leveraged buyout by a consortium of investment funds and other investors. We consummated our initial public offering ("IPO") on February 6, 2017 and began trading on the Nasdaq under the symbol "LAUR".

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

        On January 22, 2018, Laureate was recertified as a Certified B Corporation by the independent third party.

Our Operating Segments and Institutions

        Effective August 1, 2017, Laureate offers its educational services through six operating segments:

  •
  Brazil;

  •
  Mexico;

  •
  Andean & Iberian (Chile, Peru, Spain and Portugal);

  •
  Central America & U.S. Campuses (Costa Rica, Honduras, Panama, St. Augustine, Kendall and New School);

  •
  EMEAA (Europe, Middle East, Africa and Asia Pacific); and

  •
  Online & Partnerships.

        We determine our operating segments based on information utilized by our chief operating decision maker to allocate resources and assess performance. See Note 7, Business and Geographic Segment Information, in our consolidated financial statements for financial information regarding our operating segments and financial information about geographic areas; see also "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Segment Results and—Overview—Factors Affecting Comparability—Seasonality."

        The following table presents information about the institutions as of December 31, 2017, except where otherwise indicated:

Operating Segment (Enrollment)	Country	Higher Education Institution	Year Joined Laureate Network	Year Founded
Brazil (271,200)	Brazil	Universidade Anhembi Morumbi (UAM Brazil)	2005	1970
		Universidade Potiguar (UnP)	2007	1981
		Centro Universitário dos Guararapes (CUG)	2007	2002
		Faculdade Internacional da Paraíba (FPB)	2007	2005
		Business School São Paulo (BSP)	2008	1994
		Centro Universitário do Norte (UniNorte)	2008	1994
		FADERGS Centro Universitário (FADERGS)	2008	2004
		Instituton Brasileiro de Medicina de Reabilitação (Uni IBMR)	2009	1974
		Universidade Salvador (UNIFACS)	2010	1972
		Centro Universitário Ritter dos Reis (UniRitter)	2010	1971
		Faculdade dos Guararapes de Recife (FGR)	2012	1990
		FMU Education Group (FMU)	2014	1968
		Faculdade Porto-Alegrense (FAPA)	2014	2008
Mexico (214,200)	Mexico	Universidad del Valle de México (UVM Mexico)	2000	1960
		Universidad Tecnológica de México (UNITEC Mexico)	2008	1966
Andean & Iberian (321,800)	Chile	Universidad de Las Américas (UDLA Chile)	*2000	1988
		Instituto Profesional AIEP (AIEP)	2003	1960

Operating Segment (Enrollment)	Country	Higher Education Institution	Year Joined Laureate Network	Year Founded
		Universidad Andrés Bello (UNAB)	*2003	1989
		Instituto Profesional Escuela Moderna de Música (EMM)	2008	1940
		Universidad Viña del Mar (UVM Chile)	*2009	1988
	Peru	Universidad Peruana de Ciencias Aplicadas (UPC)	2004	1994
		CIBERTEC	2004	1983
		Universidad Privada del Norte (UPN)	2007	1994
		Instituto Tecnológico del Norte (ITN)	2007	1984
	Portugal	Universidade Europeia (UE)	2011	1962
		Instituto Português de Administração de Marketing de Porto (IPAM Porto)	2015	1984
		Instituto Português de Administração de Marketing de Lisboa (IPAM Lisboa)	2015	1987
	Spain	Universidad Europea de Madrid (UEM)	1999	1995
		Universidad Europea de Canarias (UEC)	2010	2010
		Universidad Europea de Valencia (UEV)	2012	2012
Central America & U.S. Campuses (69,200)	Costa Rica	Universidad Latina de Costa Rica (ULatina)	2003	1989
		Universidad Americana (UAM Costa Rica)	2008	1998
	Honduras	Universidad Tecnológica Centroamericana (UNITEC Honduras)	*2005	1987
	Panama	Universidad Interamericana de Panamá (UIP)	2003	1994
	United States	NewSchool of Architecture and Design (New School)	2008	1980
		Kendall College	**2008	1934
		Santa Fe University of Art and Design (SFUAD)	†2009	1859
		University of St. Augustine for Health Sciences (St. Augustine)	2013	1979
EMEAA	Australia	THINK Education Group (THINK)	2013	2006
(128,100)		Torrens University Australia (TUA)	2014	2014
	China	Blue Mountains International Hotel Management School—Suzhou (Blue Mountains Suzhou)	‡2008	2004
		Hunan International Economics University (HIEU)	+2009	1997
	Cyprus	European University Cyprus (EUC)	**2005	1961
	Germany	University of Applied Sciences Europe (UAS)	2007	2000
		HTK Academy of Design (HTK)	2011	1987
	India	Pearl Academy (Pearl)	*2011	1993
		University of Petroleum and Energy Studies (UPES)	*2013	2003
	Italy	Nuova Accademia di Belle Arti Milano (NABA)	**2009	1980
	Malaysia	INTI Education Group (INTI Malaysia)	**2008	1986
	Morocco	Université Internationale de Casablanca (UIC)	**2010	2010

Operating Segment (Enrollment)	Country	Higher Education Institution	Year Joined Laureate Network	Year Founded
	New Zealand	Media Design School (MDS)	2011	1998
	Saudi Arabia	Riyadh Polytechnic Institute (RPI)	‡2010	2010
		International Tourism and Hospitality College at Riyadh (ITHCR)	#2013	2013
		International Technical College at Jeddah (ITCJ)	#2013	2013
		International Technical Female College at Makkah (ITCM)	#2013	2013
		International Technical Female College at Al-Kharj (ITCAK)	#2013	2013
		International Tourism and Hospitality College at Al-Madinah (ITHCAM)	#2014	2014
		International Technical Female College at Al-Nammas (ITCAN)	#2015	2015
		International Technical Female College at Buraydah (ITCB)	#2015	2015
		International Technical Female College at Wadi Al-Dawaser (ITCWAD)	#2014	2014
	South Africa	Monash South Africa (MSA)	2013	2001
	Thailand	Stamford International University (SIU)	*2011	1995
	Turkey	Istanbul Bilgi University	*2006	1996
Online & Partnerships	United Kingdom	Laureate Online Education B.V. (University of Liverpool)	2004	1881
(63,500)		Laureate Online Education B.V. (University of Roehampton)	2012	2004
	United States	Walden University	2001	1970

*
Not-for-profit institution consolidated by Laureate as a variable interest entity.

**
Indicates that the institution was part of a completed or pending disposition as of December 31, 2017. See "—Recent Developments."

†
SFUAD is separately owned by Wengen. Laureate provides support services to SFUAD pursuant to contractual arrangements. See Note 18, Related Party Transactions, in our consolidated financial statements for more information. On April 12, 2017, SFUAD announced that it plans to close after the end of the 2017-2018 academic year and will work with its students on a phased teach-out and transfer process leading up to the graduation of students who are eligible to complete their degrees by May 2018 and appropriate transfer opportunities for other students.

‡
Managed by Laureate as part of a joint venture arrangement.

#
Managed by Laureate under contract with the Kingdom of Saudi Arabia.

+
Not-for-profit institution consolidated by Laureate as a variable interest entity. This institution was pending disposition as of December 31, 2017. See "—Recent Developments."

     In December 2017, we stopped accepting new enrollments at this institution.

Competition

        We face competition in each of our operating segments. We believe competition focuses on price, educational quality, reputation, location and facilities.

Brazil, Mexico, Andean & Iberian, Central America and EMEAA

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

United States

        The postsecondary education market is highly competitive, with no private or public institution holding a significant market share. We compete primarily with public and private degree-granting regionally accredited colleges and universities. Our competitors include both traditional and proprietary colleges and universities offering online programs. Traditional colleges and universities increasingly offer a variety of distance education alternatives to professional adults. Competition from traditional colleges and universities is expected to increase as they expand their online offerings.

        We believe that the competitive factors in the postsecondary education market primarily include the following:

  •
  Relevant, high-quality and accredited program offerings;

  •
  Reputation of the college or university and marketability of the degree;

  •
  Flexible, convenient, and dependable access to programs and courses;

  •
  Regulatory approvals;

  •
  Qualified and experienced faculty;

  •
  Level of learner support;

  •
  Affordability of the program;

  •
  Availability of Title IV funds;

  •
  Marketing and recruiting effectiveness; and

  •
  The time necessary to earn a degree.

Online & Partnerships

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

Recent Developments

Sale of Cyprus and Italy Institutions

        On November 22, 2017, LEI European Investments B.V., a Netherlands private limited company (the "Seller"), and Laureate International B.V., a Netherlands private limited company (the "Guarantor"), both of which are indirect wholly owned subsidiaries of Laureate Education, Inc. (the "Company"), entered into a Sale and Purchase Agreement (the "Agreement") with Galileo Global Education Midco S.à R.L., a Luxembourg limited liability company (the "Purchaser"). Pursuant to the Agreement, the Purchaser purchased from the Seller all of the issued and outstanding shares in the capital of European University—Cyprus Ltd ("EUC") and Laureate Italy S.r.L. ("Laureate Italy"). EUC is the corporate entity that operates European University Cyprus, a leading fully comprehensive university in Cyprus, and Laureate Italy is the parent company of Nuova Accademia, S.r.L., which operates Nuova Accademia di Belle Arti Milano (NABA) and Domus Academy, which collectively make up one of the largest private fine arts academies in Milan, Italy. The transaction closed on January 11, 2018, and the Seller received closing proceeds of approximately $275 million. For the year ended December 31, 2017, EUC and Laureate Italy collectively had $87.8 million in revenue, $18.2 million in operating income and $2.6 million in depreciation and amortization and as of December 31, 2017 collectively had approximately 9,500 students.

Sale of Malaysia Institution

        On December 11, 2017, Exeter Street Holdings Sdn. Bhd., a Malaysia corporation (the "Seller"), and Laureate Education Asia Limited, a Hong Kong corporation (the "Guarantor"), both of which are indirect wholly owned subsidiaries of Laureate Education, Inc. (the "Company"), entered into a Share Sale & Purchase Agreement (the "Agreement") with Comprehensive Education Pte. Ltd., a Singapore corporation (the "Purchaser") that is an affiliate of Affinity Equity Partners, a private equity firm based in Hong Kong. Pursuant to the Agreement, the Purchaser will purchase from the Seller all of the issued and outstanding shares in the capital of Inti Education Holdings Sdn. Bhd., a Malaysia corporation ("Inti Holdings"), and the Guarantor will guarantee certain obligations of the Seller. Inti Holdings is the indirect owner of INTI University and Colleges, a higher education institution with five campuses in Malaysia ("INTI"). In connection with the Agreement, the Seller entered into a separate agreement with the current minority owner of the equity of Inti Holdings relating to the purchase by the Seller of the minority owner's 10.10% interest in Inti Holdings, the closing of which is a precondition to the closing of the transactions under the Agreement.

        The total purchase price, including the payment to the current minority owner, will be $180.0 million. The net transaction value to the Company under the Agreement will be $161.8 million, subject to customary closing adjustments, and the parties expect that the transaction will close by the end of the second quarter of 2018, subject to customary closing conditions. For the year ended December 31, 2017, INTI had $69.9 million in revenue, $9.2 million in operating income and $4.8 million in depreciation and amortization and as of December 31, 2017 had approximately 16,700 students.

Sale of China Institution

        On December 27, 2017, LEI China Limited, a Hong Kong private limited company (the "Seller"), a wholly owned subsidiary of Laureate Education, Inc. (the "Company"), entered into a Share Purchase Agreement (the "Agreement") with China YuHua Education Investment Limited, a British Virgin Islands corporation (the "Purchaser"), a wholly owned subsidiary of China YuHua Education Corporation Limited. Pursuant to the Agreement, the Purchaser purchased from the Seller all of the issued and outstanding shares in the capital of LEI Lie Ying Limited, a Hong Kong private limited company ("LEILY"). LEILY is the legal and beneficial owner of a 70% equity interest in Hunan Lie

Ying Industry Co., Ltd., a Sino-foreign equity joint venture organized under the laws of the People's Republic of China, which in turn owns 100% of the sponsorship or equity interests in the following entities: Hunan International Economics University; Hunan Lie Ying Mechanic School; Hunan Lie Ying Property Management Co., Ltd.; and Hunan International Economics University Vocational Skills Training Center (collectively, the "Entities").

        The transaction value under the Agreement is the Hong Kong Dollar (HK$) equivalent of RMB 1,430 million, which comprises cash payment of HK$ equivalent of RMB 1,215.2 million, subject to customary adjustments post-closing, and payment of RMB 214.8 million by an affiliate of the Purchaser to Laureate Investment Consulting (Shanghai) Co., Ltd., a wholly owned subsidiary of the Seller ("Laureate Shanghai"), for assignment of Laureate Shanghai's creditor's right over a debt owed by Hunan International Economics University. The transaction closed in January 2018 and Seller received a portion of the transaction value, totaling approximately $130 million, net of fees and taxes, at closing. In addition, the Purchaser shall pay to the Seller, six months after the closing date, the HK$ equivalent of RMB 120 million, and, 12 months after the closing date, the HK$ equivalent of RMB 60 million, subject to deduction of any indemnifiable losses payable by the Seller to the Purchaser pursuant to the Agreement. The remaining portion of the transaction value was paid into an escrow account and will be distributed to Seller pursuant to the terms and conditions of the escrow agreement.

        For the year ended December 31, 2017, the Entities, in which the Company had a 70% equity interest, collectively had $64.5 million in revenue, $21.2 million in operating income and $6.1 million in depreciation and amortization and as of December 31, 2017 collectively had approximately 29,100 students.

Sale of Morocco Institution

        On November 29, 2017, Laureate Middle East Holdings B.V. ("LMEH"), a Netherlands company and indirect wholly owned subsidiary of Laureate Education, Inc. ("Laureate"), and La Société Maroc Emirats Arabes Unis de Développement ("SOMED"), a Morocco company (LMEH and SOMED, together, the "Sellers"), Laureate I B.V. (the "Guarantor"), a Netherlands company and indirect wholly owned subsidiary of Laureate, and UPM Pédagogique, a Morocco company (the "Purchaser"), entered into a Share Purchase Agreement (the "Agreement") pursuant to which the Purchaser will purchase from the Sellers all of the issued and outstanding capital shares of Laureate Somed Holding, a Morocco company ("Laureate Somed"), for a total transaction value of 500 million Moroccan Dirhams (approximately US$53.0 million at the December 31, 2017 exchange rate), subject to customary adjustments at closing, and the Guarantor will guarantee certain obligations of LMEH under the Agreement. Laureate Somed is the operator of Université Internationale de Casablanca, a comprehensive campus-based university in Casablanca, Morocco. LMEH owns approximately 60% of the capital shares of Laureate Somed, while SOMED owns the remaining approximately 40% of the capital shares of Laureate Somed.

        The parties expect that the transaction will close by the end of the first quarter of 2018, subject to customary closing conditions. For the year ended December 31, 2017, Laureate Somed had $11.5 million in revenue, an operating loss of $0.8 million and $1.1 million in depreciation and amortization and as of December 31, 2017 had approximately 2,200 students.

Sale of U.S. Institution

        On January 15, 2018, Kendall College, LLC, an Illinois limited liability company (the "Seller"), The Dining Room at Kendall NFP, an Illinois not for profit corporation, National Louis University, an Illinois not for profit corporation (the "Buyer"), and Laureate Education, Inc., a Delaware public benefit corporation (the "Company"), solely as guarantor of certain of Seller's obligations thereunder, entered into an Asset Purchase Agreement (the "Agreement"). Seller is an indirect wholly owned subsidiary of the Company. Pursuant to the Agreement, at the closing of the transaction Seller will transfer to Buyer certain assets, including all of Seller's educational programs, subject to certain conditions, in exchange for consideration of one dollar. As part of the Agreement, at the closing Seller will pay to Buyer up to $14 million to support Buyer's construction of facilities for the acquired culinary arts, baking and pastry, and hospitality programs on Buyer's campus, subject to possible partial recoupment under specified conditions during the 10-year period post-closing. In addition, Seller has paid Buyer $0.5 million to reimburse Buyer for its expenses in connection with the transactions contemplated by the Agreement.

        The closing of the transaction is subject to prior receipt of regulatory consents, including those of the U.S. Department of Education and the Higher Learning Commission, which consents do not contain certain conditions that would not be acceptable to the Buyer or to the Seller, and the Company anticipates that the closing will occur during the second half of 2018. For the year ended December 31, 2017, the Seller had $23.3 million in revenue, an operating loss of $23.0 million and $1.7 million in depreciation and amortization and as of December 31, 2017 had approximately 1,100 students.

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

Employees

        As of December 31, 2017, we had approximately 65,000 employees, of which approximately 9,000 were full-time academic teaching staff and 21,000 were part-time academic teaching staff. In addition, we have approximately 700 part-time academic teaching staff who are classified as contractors, principally in Chile and Brazil. Our employees at many of our institutions outside the United States are represented by labor unions under collective bargaining agreements, as is customary or required under local law in those jurisdictions. At various points throughout the year, we negotiate to renew collective bargaining agreements that have expired or that will expire in the near term. We consider ourselves to be in good standing with all of the labor unions of which our employees are members and believe we have good relations with all of our employees.

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

  •
  conduct research and analysis of data related to education in Brazil; and

  •
  implement the National Higher Education Evaluation System ("SINAES").

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

        Following accreditation, colleges must obtain MEC permission to offer new undergraduate degree programs. As a consequence of their autonomy, universities and university centers do not require MEC authorization to create programs in the city where the university's or university center's seat is located. They need only inform MEC about the programs they offer for registration, evaluation and subsequent recognition. However, the creation of graduate programs in law, medicine, dentistry, nursing and psychology, whether by colleges, universities or university centers, are subject to the opinion of the proper professional associations. These associations are also consulted in the reaccreditation process.

        In the last quarter of 2017, significant changes in the regulatory framework that regulates institutional and programmatic accreditation were introduced, establishing a new relationship between HEIs and the MEC.

        Decree n. 9.235, published in December 2017, condensed various directives that were contained in several normative instruments, aiming setting procedural standards and decision models for accreditation. The new regulation eliminated the need for a previous mandatory decision of the MEC, which effectively granted wider autonomy to HEIs. Such autonomy, however, is tied to a performance score beyond the merely satisfactory grade in the official evaluation integrated with the accreditation process.

        The expansion of autonomy primarily benefits university-like structures (i.e, universidades and centros universitarios). Universidades are now allowed to have the same autonomy prerogatives at their satellite campuses that they already enjoy at their headquarters, such as program creation, seat openings, etc. They must, however, sustain above average performance scores, and the same minimum proportion of faculty (one-third) working full time and/or with a Masters/PhD at each campus receiving autonomy.

        Centros universitarios, once geographically limited to the headquarters municipality, are now allowed to expand statewide, although there will be no autonomy prerogatives for such units; their new programs and seat expansion initiatives will have to be authorized by the MEC.

        Once an institution has obtained the authorization to offer a particular program, it also has to seek accreditation for such course as a condition for national validation of the diploma. The accreditation application has to be filed during the period between 50% and 75% of the program's completion. Institutional and programmatic accreditation has to be renewed periodically in accordance with the regularly applicable MEC evaluation process.

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

        Incentive program.    Programa Universidade Para Todos ("PROUNI") is a federal program of tax benefits designed to increase higher education participation rates by making college more affordable. PROUNI provides private HEI with an exemption from certain federal taxes in exchange for granting partial and full scholarships to low-income students enrolled in traditional and technology undergraduate programs. All of our HEI adhere to PROUNI.

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

        Student financing program.    Fundo de Financiamento Estudantil ("FIES") is a federal program established to provide financing to students enrolled in courses in private institutions of higher education that have maintained a minimum satisfactory evaluation according to SINAES and receive a grade of 3 or higher out of 5 on the ENADE. The primary factor in determining whether a student is eligible to receive full or partial financing is how he or she scores on the program's means testing of household income relative to the cost of tuition.

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

        Following changes initiated in 2014, a new FIES reform was implemented by the Provisional Presidential Decree (Medida Provisória) n. 785/2017, which amended the FIES legal statute (Law n. 10.260/2001). The current FIES offer conditions were consolidated for the selection rules for the 2018.1 semester.

        The traditional FIES financing program continues to be offered to about one third of vacancies announced for the program in 2018. For the traditional offering, the candidate should have family income of up to three times the minimum wage, and while the previous 18-month grace period was eliminated, financing will have a zero interest rate. The risk is borne by a new guarantee fund—called FG-FIES—which may have initial public contributions of up to R$ 3 billion, and contributions from HEIs ranging from 13% for the first year, between 10% and 25% for the second to fifth year (according to delinquency-related variances), and at least 10% from the sixth year on.

        The second financing offer—called P-FIES—has two variables, according to the funding sources (a. Constitutional/Regional Development Funds or b. the BNDES). The distribution of vacancies for this modality favors programs offered in corresponding regional limits. This FIES offer will be operated strictly by financial agents, who will also bear the risks of the operation.

        As of December 31, 2017, approximately 16% of our students in Brazil participated in FIES, representing approximately 24% of our Brazil 2017 net revenues.

        Distance education.    Distance Education, or Educação a Distância ("EaD"), in Brazil is regulated by the LDB and Decree # 9.057/17. The law defines EaD as an educational modality in which the didactic and pedagogical measurement in teaching and learning processes occur with the use of media, information and communication technologies, with students and teachers developing educational activities at a different place and/or time.

        EaD programs can be offered at different levels and types of higher education, covering continuing education programs, undergraduate, specialization, masters and PhD; as well as professional education (including technical, medium and technological level of higher education). EaD programs may only be offered by HEIs that are regularly accredited by the MEC.

        Universities and university centers accredited to offer EaD programs may create, organize and terminate programs, upon notice to MEC. Colleges ('faculdades') must seek prior MEC authorization.

        On May 25, 2017, Decree # 9.057 was enacted as a new regulatory framework for distance education. This regulation reduced significantly the regulatory and operational hindrances to the expansion of undergraduate and postgraduate EaD offerings.

        The first major change is the introduction of a specific HEI accreditation to offer EaD programs exclusively, without the need of a prior presential HEI accreditation. It is now possible to create a HEI dedicated to EaD programs, with lower operational costs and reduced regulatory complexity. Further, another characteristic of EaD programs in Brazil—the use of brick-and-mortar support facilities, or 'polos', for mandatory in-person activities such as professional practice labs and exams—has been abolished, thus making full online programs possible.

        Under the new regulation, the need for classroom activities—to be developed at the polos—will be determined by the pedagogical projects of the respective programs, according to an HEI's own discretion. However, curriculum guidelines published by the National Board of Education may require activities to be developed in laboratory or professional settings, which may compromise some of this prerogative.

        The decree also eliminated the need for prior polo accreditation, which becomes another prerogative of the accredited HEIs. However, a maximum number of new polos to be created annually by HEIs was stipulated, based on their institutional evaluation, or CI (resulting from official onsite evaluations). HEIs with a CI equal to 3 can create up to 50 new polos per year, whereas those with CI of 4 can create 150 new polos. HEIs with a maximum CI score equal to 5 can create up to 250 new polos.

        HEIs offering EaD programs, including their polos, are subject to inspection by the MEC at any time. Those inspections aim to demonstrate whether those HEIs are compliant with legal and regulatory requirements. In the event of any irregularity not timely addressed within the given deadlines, HEIs may be subject to penalties (from new intake limitations to accreditation loss).

        EaD certificates or diplomas issued by accredited HEIs have national validity, with the same force and effect as those certificates or diplomas issued for the completion of in-person programs.

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

        Under the Crédito con Aval del Estado (the "CAE Program"), the state guarantees up to 90% of the principal plus interest on loans granted by financial institutions to students of higher education at autonomous, accredited institutions officially recognized by the state that select their first-year students on the basis of the score obtained in the university admission test and that use the aforesaid indirect contribution by the state exclusively for institutional development purposes.

        The Nuevo Milenio Scholarship ("NMS") program supports access to vocational and technical education for students in the lowest 70% who met or exceeded certain academic standards by providing annual scholarships (i) under NMS I in amounts up to CLP 600,000; (ii) under NMS II in amounts up to CLP 850,000 per year for students who come from the first five income deciles if the tech/voc institution in which they are enrolled is organized as a not-for-profit legal entity or, if the tech/voc institution is not so organized, the institution has stated in writing its intention to become a not-for-profit entity and to be accredited; and (iii) under NMS III in amounts up to CLP 900,000 per year, provided that such students and the institution in which they enroll meet the requirements for NMS II and the tech/voc institution was, on December 31, 2015, accredited for four years or more.

        Provisional administrator.    In December 2014, the Chilean Congress adopted the Provisional Administrator Law (the "Provisional Administrator Law"), which provides for the appointment of a provisional administrator or closing administrator to handle the affairs of failing universities or universities found to have breached their bylaws.

        Recent developments.    On January 24, 2018, a new Higher Education Law (the "New Law") was passed by the Chilean Congress and, assuming that it passes review by the Constitutional Court, it is expected to be signed into law by the President of Chile as early as the first quarter of 2018. Among other things, the New Law will prohibit for-profit organizations, such as Laureate, from controlling the boards of universities in Chile. The New Law also prohibits conflicts of interests and related party transactions with notable exceptions, including the provision of services that are educational in nature or essential for the university's purposes. The New Law provides for a transition period between one and two years. The incoming Chilean presidential administration, which took office on March 11, 2018, will have the responsibility to both interpret the legislative mandates and implement new compliance processes.

        The Company is currently reviewing the impact the New Law will have on its Chilean operations, including the extent to which the New Law will affect existing contractual relationships that the Company maintains with its Chilean non-profit universities. As a result of the New Law, the Company currently expects that it will be required to deconsolidate its three Chilean non-profit universities, which are accounted for as variable interest entities, and its Chilean real estate subsidiary, although the Company expects it will retain an approximately 30% equity ownership interest in the real estate subsidiary. The deconsolidation could happen as early as the first quarter of 2018.

        On February 18, 2014, the MINEDUC disclosed that on November 15, 2013 and February 11, 2014, it had initiated internal investigations into UDLA Chile and UNAB, respectively. The investigations were initiated upon referrals from the National Education Council and the National Accreditation Commission, which had conveyed to the MINEDUC their concerns regarding certain agreements entered into by UDLA Chile and UNAB with their controlling entities, including concerns about the amount and real use made by the universities of the services provided under those agreements. The investigations were intended by the MINEDUC to determine whether it should begin formal sanction proceedings against the universities. The MINEDUC also disclosed that it had delivered relevant documentation on the matter to the Public Prosecutor. In January 2016, the MINEDUC announced that it had closed the investigation into UNAB. The UDLA Chile investigation is being conducted by an investigator appointed by the MINEDUC under the Provisional Administrator Law.

        In June 2016, the MINEDUC notified UNAB that it was opening an investigation into possible violations of the not-for-profit nature of UNAB. In September 2016, the MINEDUC notified UVM Chile that it was opening a similar investigation of UVM Chile. Each of the institutions continues to be responsive to the MINEDUC's requests as part of these investigations. Each investigation is being conducted by an investigator appointed by the MINEDUC under the Provisional Administrator Law. Procedural safeguards in the investigation process include notice, the right to present written statements and evidence, and the requirement that the decision be based on the formal record. Under the Provisional Administrator Law, at the end of the investigation the MINEDUC can either close the investigation or issue a report imposing one of the following measures: (i) ordering a recovery plan for the investigated institution, should the MINEDUC verify severe breaches of the institution's financial, administrative, labor or academic commitments; (ii) with the prior consent of the National Education Council, naming a provisional administrator for the institution if the MINEDUC determines that (a) there are serious risks to the administrative or financial viability of the institution that may affect the continuity of its educational programs, (b) there are serious and recurring breaches of the academic commitments of the institution to its students due to a lack of educational or teaching resources available to grant professional or technical degrees, (c) it is impossible for the institution to maintain its academic functions due to sanctions, injunctions or foreclosures affecting the institution, its campuses or its assets, (d) the institution is declared bankrupt or (e) a recovery plan pursuant to (i) above has not been presented, has been rejected or has been breached by the institution; or (iii) initiating a process to revoke the institution's license, in which case it would name a closing administrator. If the MINEDUC were to impose any sanctions, UDLA Chile, UNAB or UVM Chile, as the case may be, would have several routes to appeal or challenge that decision, both within the MINEDUC and in the courts or other governmental bodies. UDLA Chile, UNAB and UVM Chile are cooperating with the investigation.

        In December 2016, Servicio de Impuestos Internos Chile ("SII") notified separately UDLA Chile and UNAB that as part of the general audit program called "Auditoría Integral a Universidades," it was requesting supporting documentation from them for the tax periods between November 2013 and October 2016. On March 21, 2017, SII sent a similar notification to UVM Chile regarding the tax periods from May 2014 to October 2016. Each institution has submitted responsive documents that support taxes paid related to its revenues and expenses, including to the extent such revenues and expenses involve financial dealings with Laureate for-profit entities. On November 29, 2017, the SII notified UVM Chile that its audit detected "no differences" between the taxes paid and the taxes owed and provided UVM Chile with a written closure letter.

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

        The General Law on Education (Ley General de Educación) in Mexico classifies studies in the following three categories: (i) Basic Education, which includes pre-school (kindergarten), elementary school and junior high school (secundaria); (ii) Mid-Superior Education, which includes high school (preparatoria) and equivalent studies, as well as professional education that does not consider preparatoria as a prerequisite; and (iii) Superior Education, which includes the studies taught after preparatoria, including undergraduate school (licenciatura), specialties (especialidades), masters studies, doctorate studies and studies for teachers (educación normal).

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

        The Federal Ministry of Education has issued a set of general resolutions (Acuerdos) that regulate the general requirements for obtaining REVOEs. The main Acuerdos are (i) Acuerdo 243 issued on May 27, 1998 to set the general guidelines for obtaining an Authorization or REVOE, and (ii) Acuerdo 17/11/17 issued on November 10, 2017 to set the procedures related to REVOEs for Superior Education studies. The Federal Ministry of Education recommends to the local Ministries of Education the adoption and inclusion of the provisions contained in Acuerdo 243 and Acuerdo 17/11/17 in the local Law on Education and other applicable local laws and regulations.

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

        Acuerdo 17/11/17 regulates in detail the provisions contained under the General Law on Education to grant REVOEs for Superior Education studies, regarding faculty, plans and programs of studies, inspection visits, procedures, etc. Acuerdo 17/11/17 also provides that private institutions that provide Superior Education services in accordance with presidential decrees or secretarial resolutions (acuerdos secretariales) issued specifically to them may maintain the obligations provided to them thereunder and may function under the simplified provisions of Acuerdo 17/11/17. Currently, Universidad Tecnológica de México, S.C. and Universidad del Valle de México, S.C. have secretarial resolutions that were issued in their favor before the issuance of Acuerdo 17/11/17. The obligations contained in these secretarial resolutions generally conform to the obligations provided under Acuerdo 17/11/17.

        The regulatory authorities are entitled to conduct inspection visits to the facilities of educational institutions to verify compliance with applicable legal provisions. Failure to comply with applicable legal provisions may result in the imposition of fines, in the cancellation of the applicable REVOE and in the closure of the education facilities.

        Private institutions with REVOEs are required to grant a minimum percentage of scholarships to students. Acuerdo 17/11/17 provides that private institutions grant scholarships to at least five percent of the total students registered during each academic term. Scholarships consist, in whole or in part, of payment of the registration and tuition fees established by the educational institution. The granting of scholarships has to be provided for in the internal regulations of the educational institution, which regulations must provide:

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

        Under the new law, university licenses are temporary but renewable, and are granted by SUNEDU for a maximum of six years. On November 24, 2015 the Board of SUNEDU promulgated regulations for the university licensing process. For licenses to be renewed, universities have to demonstrate to SUNEDU that they comply with, at a minimum, certain Basic Quality Conditions ("BQCs") (i.e., that they have specified academic goals and that the degrees granted and plans of study are aligned with those goals, that their academic offerings are compatible with their planning goals, (e.g., there is sufficient labor demand for careers offered) that there are only two regular semesters of studies per year, that they have appropriate infrastructure and equipment, that they engage in research, that they have a sufficient supply of qualified teachers, at least 25% of whom will need to be full-time, that they supply adequate basic complementary educational services (e.g., medical and psychological services and sports activities), that they provide appropriate placement office services, and that they have transparency of institutional information). Both UPC and UPN had their licenses renewed in 2017, in each case for a period of six years.

        Technical-vocational institutes are regulated by the Ministry of Education, which grants operating licenses for not less than three nor more than six years, after which the Ministry conducts a revalidation process. The approval of new institute licenses is based on the evaluation by the Ministry of the institute's institutional goals, the curricula of its education programs and their link with careers needed in the Peruvian economy, the availability of adequate qualified teachers, the institute's infrastructure, the institute's financial resources, and the favorable opinion of the National System of Assessment, Accreditation and Certification of Education Quality ("SINEACES") regarding the appropriateness of the programs the institute is offering. SINEACES is also responsible for the accreditation of programs and careers at all higher education institutions. On November 2, 2016 a new law regarding technical-vocational institutes (the "Institutes Law") was enacted. Under the Institutes Law, technical-vocational institutes are regulated by the Ministry of Education, which grants operating licenses. The Institutes Law has created two types of institutes, Higher Education Institutes ("Institutes") and Higher Education Colleges ("Colleges"). Institutes are dedicated to technical careers and Colleges are devoted to technical careers related to education as well as science and information Technology. Colleges grant Technical Bachelor Degrees and Professional Technical Degrees. Institutes and Colleges are subject to a mandatory license granted by the Ministry of Education, based on an evaluation to determine compliance with BQCs. BQCs include: an appropriate institutional management guaranteeing a proper relation with the educational model of the institution; appropriate academic management and proper program studies aligned with the Ministry of Education norms; appropriate infrastructure and equipment to develop educational activities; adequate teachers and staff which, at a minimum, should consist of 20% full-time staff; and appropriate financial and economic provisions. The Law provides that the process will last no more than 90 days and will grant a license for a five-year period to be renewed once expired. Unlike licenses, quality accreditation is voluntary except for certain careers for which it might be mandatory as determined by law. Such accreditation will be taken into consideration for access to public grants for scholarships and research among other things. Private Institutes and Colleges may be organized as for-profit or not-for-profit entities under Peruvian law. Not-for-profit Colleges' and Institutes' income is exempt from taxes on their educational activities. For-profit Colleges and Institutes are subject to income taxes, but may qualify for a tax credit on 30% of their reinvested income, subject to a reinvestment program to be filed with the Ministry of Education for a maximum term of five years. The specific requirements of such programs were determined by regulations in August 2017. According to the schedule determined by the regulations, Cibertec filed its license petition during November and December 2017, and a resolution from the Ministry of Education is expected during the first half of 2018.

Turkish Regulation and Internal Investigation

        Through our EMEAA segment, we operate Istanbul Bilgi University ("Bilgi"), a network institution located in Turkey that consolidates under the variable interest entity model. Bilgi is established as a "Foundation High Education Institution" (a "Foundation University") under the Turkish higher education law, sponsored by an educational foundation (the "the Bilgi Foundation"). As such, it is subject to regulation, supervision and inspection by the Turkish Higher Education Council (the "YÖK"). In 2014, the Turkish parliament amended the higher education law to provide expanded authority to the YÖK with respect to Foundation Universities, including authorizing additional remedies for violations of the higher education law and of regulations adopted by the YÖK. On November 19, 2015, the YÖK promulgated an "Ordinance Concerned with Amendment to Foundation High Education Institutions" (the "Ordinance") the principal effects of which relate to the supervision and inspection of Foundation Universities by the YÖK. Under the Ordinance, the YÖK has expanded authority to inspect accounts, transactions, activities and assets of Foundation Universities, as well as their academic units, programs, projects and subjects. The Ordinance establishes a progressive series of five remedies that the YÖK can take in the event it finds a violation of the Ordinance, ranging from (1) a warning and request for correction to (2) the suspension of the Foundation University's ability to establish new academic units or programs to (3) limiting the number of students the Foundation University can admit, including ceasing new admissions, to (4) provisional suspension of the Foundation University's license to (5) cancellation of the Foundation University's license. Since the promulgation of the Ordinance, the YÖK has cancelled the licenses of 15 Foundation Universities.

        The Ordinance specifies that Foundation Universities cannot be established by foundations in order to gain profit for themselves, and prohibits specified types of fund transfers from Foundation Universities to their sponsoring foundation, with certain exceptions for payments made under contractual arrangements for various goods and services that are provided at or below current market rates. Bilgi has entered into contractual arrangements with a subsidiary of Laureate that is a member of the board of trustees of the Bilgi Foundation, and has affiliates that are also members of that board, to provide Bilgi with management, operational and student services and certain intellectual property at fair market rates. The YÖK conducts annual audits of the operations of Bilgi. On April 18, 2017, Bilgi received from the YÖK the results of its 2015-2016 annual audit (the "2015-2016 Annual Audit"). The 2015-2016 Annual Audit report required, among other things, that (i) with respect to the 2017-2018 academic year, there be a reduction in the quota for the number of new students permitted to be admitted into Bilgi's degree programs and (ii) Bilgi be reimbursed, not later than October 18, 2017, approximately $29 million for payments previously made by Bilgi to a subsidiary of the Company for certain management, operational and student services, and intellectual property. The Company and Bilgi believe the charges to Bilgi for these services were at fair value and Bilgi has contested the findings of the 2015-2016 Annual Audit that they constituted an improper wealth transfer. Demands also were made in the 2015-2016 Annual Audit for the return or payment to Bilgi, by October 18, 2017, of other amounts involving approximately $8 million. These deadlines have been extended to April 16, 2018. In the meantime, the YÖK has been conducting a supplemental audit, the results of which have not been released.

        Bilgi has appealed the YÖK's decision in the Turkish court system and has not been reimbursed for any of the payments made to the Company's subsidiary for the services described above. As the Company currently consolidates Bilgi under the variable interest entity model, if the Company is unable to provide services under its contracts with Bilgi and receive the economic benefits from those contracts as a result of the determinations in the 2015-2016 Annual Audit, deconsolidation of Bilgi could be required. Deconsolidation, if required, could have a material adverse effect on the Company's business, financial condition and results of operations, including possible write-off of all or a portion of the Company's investment in Bilgi and a reduction in operating income. At December 31, 2017 and December 31, 2016, Bilgi had total assets of approximately $112 million and $83 million, respectively, and total liabilities of $84 million and $63 million, respectively. Total liabilities include approximately $37 million and $19 million of net intercompany liabilities as of December 31, 2017 and December 31, 2016, respectively. During fiscal year 2017, Bilgi generated approximately $101 million of the Company's consolidated revenue and approximately $28 million of the Company's consolidated operating income and incurred approximately $6 million of depreciation and amortization expense.

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

        In June 2016, the Audit Committee of the Board of Directors initiated an internal investigation into this matter with the assistance of external counsel. The investigation concerns the facts surrounding the donation, violations of the Company's policies, and possible violations of U.S. Foreign Corrupt Practices Act (the "FCPA") and other applicable laws in what appears to be a fraud perpetrated by the former senior executive at our network institution in Turkey and other external individuals. This includes an investigation to determine if the diversion was part of a scheme to misappropriate the funds and whether any portion of the funds was paid to government officials. We have not identified that any other officers or employees outside of Turkey were involved in the diversion of the intended donation. Although we are pursuing efforts to recover the diverted funds, including through legal proceedings, there is no assurance that we will be successful. As a result of the investigation, we took steps to remove the former senior executive at our network institution in Turkey and he is no longer affiliated with that institution.

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

        In September 2016, we voluntarily disclosed the investigation to the U.S. Department of Justice (the "DOJ") and the Securities and Exchange Commission ("SEC"). The Company is fully cooperating with these agencies in their investigations and inquiries relating to this matter. The Company has internal controls and compliance policies and procedures that are designed to prevent misconduct of this nature and support compliance with laws and best practices throughout its global operations. The Company is taking steps to enhance these internal controls and compliance policies and procedures. The governmental and Company investigations relating to these matters are ongoing, and we cannot predict the outcome at this time, or the impact, if any, to the Company's consolidated financial statements or predict how the resulting consequences, if any, may impact our internal controls and compliance policies and procedures, business, ability or right to operate in Turkey, results of operations or financial position. If we are found to have violated the FCPA or other laws applicable to us, we may be subject to criminal and civil penalties and other remedial measures, which could materially adversely affect our business, financial condition, results of operations and liquidity.

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

U.S. Regulation

        Our institutions in the United States are subject to extensive regulation by the U.S. Department of Education (the "DOE"), accrediting agencies and state educational agencies. The regulations, standards and policies of these agencies cover substantially all of the operations of our higher education institutions in the United States ("U.S. Institutions"), including their educational programs, facilities, instructional and administrative staff, administrative procedures, marketing, recruiting, finances, results of operations and financial condition.

        As institutions of higher education that grant degrees and diplomas, our U.S. Institutions are required to be authorized by appropriate state educational agencies. In addition, the DOE regulates our U.S. Institutions due to their participation in federal student financial aid programs under Title IV of the U.S. Higher Education Act (the "HEA"), or Title IV programs. Title IV programs currently include grants and educational loans provided directly by the federal government, including loans to students and parents through the William D. Ford Federal Direct Loan Program (the "Direct Loan Program"). The Direct Loan Program offers Federal Stafford Loans, Federal Parent PLUS Loans, Federal Grad PLUS Loans and Federal Consolidation Loans. Prior to July 1, 2010, Title IV programs also included educational loans issued by private banks with below-market interest rates that are guaranteed by the federal government in the event of a student's default on repaying the loan. A significant percentage of students at our U.S. Institutions rely on the availability of Title IV programs to finance their cost of attendance.

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

State Education Licensure and Regulation

        Our U.S. Institutions are required by the HEA to be authorized by applicable state educational agencies in the states where we are located to participate in Title IV programs. To maintain requisite state authorizations, our U.S. Institutions are required to continuously meet standards relating to, among other things, educational programs, facilities, instructional and administrative staff, marketing and recruitment, financial operations, addition of new locations and educational programs and various operational and administrative procedures. These standards can be different than and conflict with the requirements of the DOE and other applicable regulatory bodies. State laws and regulations may limit our ability to offer educational programs and offer certain degrees. Some states may also prescribe financial regulations that are different from those of the DOE and may require the posting of surety bonds. Failure to comply with the requirements of applicable state educational agencies could result in us losing our authorization to offer educational programs in those states. If that were to occur, the applicable state educational agency could force us to cease operations in their state. Alternatively, the state educational licensing agencies could restrict the institution's ability to offer certain degree or diploma programs. The loss of an authorization by a state could also impact the ability of such institution to participate in Title IV programs.

        Each of our U.S. Institutions maintains an authorization from the pertinent state regulatory authority in which such institutions are physically located, or is exempt under current state law from a requirement to be specifically authorized. If any of the authorizations provided to one or more of our U.S. Institutions are determined not to comply with the DOE regulations, or one or more of our U.S. Institutions is unable to obtain or maintain an authorization that satisfies the DOE requirements, students at the pertinent institution may be unable to access Title IV funds, which could force the institution to cease operations in the state and have a material adverse effect on our business, financial condition and results of operations in the United States.

        On December 19, 2016, the DOE published final regulations regarding state authorization for programs offered through distance education and state authorization for foreign locations of institutions. Among other provisions, these final regulations require that an institution participating in the Title IV federal student aid programs and offering postsecondary education through distance education be authorized by each state in which the institution enrolls students, if such authorization is required by the state. The final regulations also require that foreign additional locations and branch campuses be authorized by the appropriate foreign government agency and, if at least 50% of a program can be completed at the location/branch, be approved by the institution's accrediting agency and be reported to the state where the main campus is located. The regulations also require institutions to: document the state process for resolving complaints from students enrolled in programs offered through distance education or correspondence courses; and make certain public and individualized disclosures to enrolled and prospective students about their distance education programs. The regulations also recognize authorization through participation in a state reciprocity agreement. These final regulations will become effective on July 1, 2018.

        Independent of this matter of federal regulation, several states have asserted jurisdiction over educational institutions offering online degree programs that have no physical location or other presence in the state, but that have some activity in the state, such as enrolling or offering educational services to students who reside in the state, conducting practica or sponsoring internships in the state, employing faculty who reside in the state or advertising to or recruiting prospective students in the state. Thus, our activities in certain states constitute a presence requiring licensure or authorization under requirements of state law, regulation or policy of the state educational agency, even though we do not have a physical facility in such states. Therefore, in addition to the states where we maintain physical facilities, we have obtained, or are in the process of obtaining, approvals or exemptions that we believe are necessary in connection with our activities that may constitute a presence in such states requiring licensure or authorization by the state educational agency based on the laws, rules or regulations of that state. Some of our approvals are pending or are in the renewal process. Some of our U.S. Institutions do not have current approvals or exemptions from all of the state educational agencies that may require such an approval or exemption due to the U.S. Institution enrolling students via distance education in the state.

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

        We also are subject to extensive state laws and regulations, including standards for instruction, qualifications of faculty, administrative procedures, marketing, recruiting, financial operations and other operational matters. In recent years, the proprietary education industry has experienced broad-based, intensifying scrutiny in the form of increased investigations and enforcement actions. Attorneys general in several states have become more active in enforcing consumer protection laws, especially related to recruiting practices and the financing of education at proprietary educational institutions. The U.S. Federal Trade Commission ("FTC") has also issued civil investigative demands to several other U.S. proprietary educational institutions, which require the institutions to provide documents and information related to the advertising, marketing, or sale of secondary or postsecondary educational products or services, or educational accreditation products or services. The Consumer Financial Protection Bureau (the "CFPB") also has investigated the lending practices of post-secondary institutions. If our past or current business practices are found to violate applicable consumer protection laws, or if we are found to have made misrepresentations to our current or prospective students about our educational programs, we could be subject to monetary fines or penalties and possible limitations on the manner in which we conduct our business, which could materially and adversely affect our business, financial condition, results of operations and cash flows. To the extent that more states or government agencies commence investigations, act in concert, or direct their focus on our U.S. Institutions, the cost of responding to these inquiries and investigations could increase significantly, and the potential impact on our business would be substantially greater.

        In addition to state or government agency actions, we are subject to litigation and complaints to state educational agencies by current and former students alleging violations of state consumer protection laws. See "Item 3—Legal Proceedings" for more information regarding student litigation matters. On September 8, 2016, the Minnesota Office of Higher Education ("MOHE") sent to Walden

University an information request regarding its doctoral programs and complaints filed by doctoral students, as part of a program review that MOHE is conducting. We have been informed by MOHE that in an effort to better understand the context, background and issues related to doctoral student complaints in Minnesota, MOHE is initiating a full review of doctoral programs for certain institutions registered in Minnesota. MOHE has informed us that it expects to issue a report regarding its program review in 2018.

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

  •
  the Council for Accreditation of Counseling and Related Educational Programs accredits the M.S. in Clinical Mental Health Counseling, M.S. in Marriage, Couple and Family Counseling, M.S. in Addictions Counseling, M.S. in School Counseling and Ph.D. in Counselor Education and Supervision programs at Walden University;

  •
  the Commission on Collegiate Nursing Education accredits the Bachelor of Science in Nursing, Master of Science in Nursing and Doctor of Nursing Practice programs at Walden University, and the Master of Science in Nursing program at St. Augustine holds new applicant status;

  •
  the Accreditation Council for Business Schools and Programs accredits the B.S. in Business Administration, Master of Business Administration, Doctor of Business Administration and Ph.D. in Management programs at Walden University and granted Specialized Accounting Accreditation to the B.S. in Accounting and M.S. in Accounting programs at Walden University;

  •
  the National Architecture Accrediting Board accredits NewSchool of Architecture and Design's professional architecture programs;

  •
  the Council for the Accreditation of Educator Preparation (formerly the National Council for Accreditation of Teacher Education) accredits the Richard W. Riley College of Education and Leadership at Walden University;

  •
  the Project Management Institute Global Accreditation Center for Project Management Education Program accredits the M.S. in Project Management program at Walden University;

  •
  the ABET accredits the B.S. in Information Technology online program at Walden University;

  •
  the Commission for Accreditation of Physical Therapy Education accredits the Doctor of Physical Therapy at St. Augustine;

  •
  the Accreditation Council for Occupational Therapy Education accredits the Master's in Occupational Therapy and doctorate in Occupational Therapy programs at St. Augustine;

  •
  the International Association for Continuing Education and Training accredits the St. Augustine as an Authorized Provider of continuing education programs;

  •
  the Council on Social Work Education accredits the master's in social work program at Walden University, and the bachelor's in social work program at Walden University holds candidacy status;

  •
  the Council on Education for Public Health has granted candidacy status to the Master's in Public Health program at Walden University; and

  •
  the American Board of Physical Therapy Residency & Fellowship Education (ABPTRFE) accredits the Orthopaedic Manual Physical Therapy Fellowship and the Clinical Orthopaedic Residency at St. Augustine.

        If we fail to satisfy the standards of any of these specialized accrediting agencies, we could lose the specialized accreditation for the affected programs, which could result in materially reduced student enrollments in those programs.

Congressional Hearings and Related Actions

        The U.S. Congress must authorize and appropriate funding for Title IV programs under the HEA and can change the laws governing Title IV programs at any time. The HEA was most recently reauthorized in August 2008. Congress is currently in the process of reauthorizing the HEA and has conducted hearings examining various issues including, but not limited to, the streamlining of Title IV financial aid programs and repayment systems, the role of consumer information in college choices by students and families, whether Title IV programs should include institutional risk-sharing, and the role of accrediting agencies in ensuring institutional quality, among other items. On December 13, 2017, the Committee on Education and the Workforce of the U.S. House of Representative approved legislation to reauthorize the HEA, titled "Promoting Real Opportunity, Success, and Prosperity through Education Reform Act" (PROSPER Act). If enacted in its current form, this legislation would substantially amend the HEA, including, but not limited to, changes to Title IV programs and provisions governing institutional participation therein. We cannot predict the timing and terms of any eventual HEA reauthorization, including any potential changes to institutional participation or student eligibility requirements or funding levels for particular Title IV programs.

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

        Additionally, the U.S. Congress and the Department of Defense (the "DoD") have increased their focus in recent years on DoD tuition assistance that is used for distance education and programs at proprietary institutions. On multiple occasions since 2012, the DoD has revised its standard Memorandum of Understanding ("MOU") to include additional provisions applicable to all higher educational institutions providing educational programs through the DoD tuition assistance program. Our U.S. Institutions utilizing tuition assistance have signed DoD's standard MOU.

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

        Gainful employment.    Under the HEA, proprietary schools generally are eligible to participate in Title IV programs in respect of educational programs that lead to "gainful employment in a recognized occupation." On October 30, 2014, the DOE published regulations to define "gainful employment," which become effective on July 1, 2015. Continued compliance with the gainful employment regulations could increase our cost of doing business, reduce our enrollments and have a material adverse effect on our business, financial condition, results of operations and cash flows.

        Historically, the concept of "gainful employment" has not been defined in detail. The regulations require each educational program offered by a proprietary institution to achieve threshold rates in two debt measure categories: an annual debt-to-annual earnings ("DTE") ratio and an annual debt-to-discretionary income ("DTI") ratio.

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

        The regulations also require an institution to provide warnings to current and prospective students in programs which may lose Title IV eligibility at the end of an award or fiscal year. If an educational program could become ineligible based on its ratios for the next award year, the institution must (1) deliver a warning to current and prospective students in the program and (2) not enroll, register or enter into a financial commitment with a prospective student until three business days after the warning is provided or a subsequent warning is provided, if more than thirty days have passed since the first warning. If a program becomes ineligible for students to receive Title IV program funds, the institution cannot seek to reestablish eligibility of that program, or establish the eligibility of a similar program having the same classification of instructional program ("CIP") code with the same first four digits of the CIP code of the ineligible program for three years.

        Additionally, the regulations require an institution to certify to the DOE that its educational programs subject to the gainful employment requirements, which include all programs offered by our U.S. Institutions, meet the applicable requirements for graduates to be professionally or occupationally licensed or certified in the state in which the institution is located. If we are unable to certify that our programs meet the applicable state requirements for graduates to be professionally or occupationally certified in that state, then we may need to cease offering certain programs in certain states or to students who are residents in certain states. On July 5,2017, the DOE further announced that it would allow additional time, until July 1, 2018, for institutions to comply with certain disclosure requirements in the gainful employment regulations.

        In January 2017, the DOE issued final DTE rates to institutions. Among the Classification of Instructional Programs reported within NewSchool of Architecture and Design, Kendall College and Walden University, the DOE has indicated that we had one that failed and five in the zone. This represents a total of one educational program that failed and 10 in the zone. St. Augustine had no programs that failed or were in the zone. The percentage of students enrolled in the educational program that failed represents approximately 1% of the students currently enrolled in our U.S. Institutions. The percentage of students enrolled in the educational programs that were in the zone represents approximately 5%. We are currently examining and implementing options for each of these programs and their students. We are discontinuing the program that failed. For one of the programs in the zone, we conducted an alternate salary survey and are appealing the zone score to the DOE. The failure of any program or programs offered by any of our U.S. Institutions to satisfy any gainful employment regulations could render that program or programs ineligible for Title IV program funds. If a particular educational program ceased to become eligible for Title IV program funds, either because it fails to prepare students for gainful employment in a recognized occupation or due to other factors, we may choose to cease offering that program. It is possible that several programs offered by our schools may be adversely affected by the regulations due to lack of specialized program accreditation or certification in the states in which such institutions are based. We also could be required to make changes to certain programs at our U.S. Institutions or to increase student loan repayment efforts in order to comply with the rule or to avoid the uncertainty associated with such compliance.

        On June 16, 2017, the DOE published a notice of intent to establish a negotiated rulemaking committee to develop proposed revisions to the gainful employment regulations. The DOE held negotiated rulemaking sessions on the gainful employment rule in December 2017 and February 2018, and will hold another negotiated rulemaking session in March 2018. If issued, any new gainful employment regulations would be effective July 1, 2019. We cannot predict with any certainty the outcome of the negotiated rulemaking or the extent to which revised gainful employment regulations may differ from the current regulations.

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

        The DOE measures the financial responsibility of several of our U.S. Institutions on the basis of the Laureate consolidated audited financial statements and not at the individual institution level. Based on Laureate's composite score for its fiscal year ended December 31, 2016, the DOE determined that it, and consequently, Walden University, NewSchool of Architecture and Design, Kendall College and St. Augustine failed to meet the standards of financial responsibility. As a result, in a letter dated October 30, 2017, the DOE required Laureate to increase its existing letter of credit to $136,887,941 (15% of Title IV program funds that the schools received during the most recently completed fiscal year), continued the institutions on Heightened Cash Monitoring and required Laureate to continue to comply with additional notification and reporting requirements, including submitting bi-weekly cash flow statements for Laureate and monthly student rosters of the institutions. In a letter dated March 1, 2018, the DOE required Laureate to provide additional ongoing information about its current operations and future plans, including bi-weekly updates on its cash balances and monthly cash flow statements and student rosters for its U.S. Institutions, beginning in April 2018.

        In December 2015, the DOE required us to provide a letter of credit in the amount of $14,967 for St. Augustine (25% of the total Title IV program refunds the institution made or should have made during the fiscal year ended December 31, 2014). This requirement was due to the fact that St. Augustine was found to have untimely processed returns of Title IV program funds for withdrawn students for more than 5% of the students in its auditor's sample for the 2014 fiscal year. We have obtained this letter of credit. Any requirement to provide, maintain or increase a letter of credit or other sanctions that may be imposed by the DOE could increase our cost of regulatory compliance and could affect our cash flows. The DOE has the discretion to increase our letter of credit requirements at any time. If our U.S. Institutions are unable to meet the minimum composite score requirement or comply with the other standards of financial responsibility, and could not post a required letter of credit or comply with the alternative bases for establishing financial responsibility, then students at our U.S. Institutions could lose their access to Title IV program funding.

        On November 1, 2016, as part of its defense to repayment rulemaking, the DOE issued a rule to revise its general standards of financial responsibility to include various actions and events that would require institutions to provide the DOE with irrevocable letters of credit upon the occurrence of certain triggering events. In June 2017, however, the DOE announced an indefinite delay in implementing the rule and its intent to establish a negotiated rulemaking committee to develop proposed revisions to these regulations. For additional information regarding this rule and the current rulemaking, see "—DOE rulemaking activities." If we are required to repay the DOE for any successful DTR claims by students who attended our U.S. Institutions, or we are required to obtain additional letters of credit or increase our current letter of credit, it could materially affect our business, financial conditions and results of operations.

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

        Using the DOE's formula under the "90/10 Rule," Kendall College derived approximately 31%, 34% and 36% of its revenues (calculated on a cash basis) from Title IV program funds in fiscal years 2017, 2016 and 2015, respectively. NewSchool of Architecture and Design derived approximately 35%, 37% and 43% of its revenues (calculated on a cash basis) from Title IV program funds in fiscal years 2017, 2016 and 2015, respectively. St. Augustine derived approximately 65%, 57% and 49% of its revenues (calculated on a cash basis) from Title IV program funds in fiscal years 2017, 2016 and 2015, respectively. Walden University derived approximately 73%, 73% and 73% of its revenues (calculated on a cash basis) from Title IV program funds in fiscal years 2017, 2016 and 2015, respectively.

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

        The DOE generally publishes official cohort default rates annually in September for the repayment period that ended the prior September 30. Kendall College's official cohort default rates for the 2014, 2013 and 2012 federal fiscal years were 11.3%, 10.0% and 7.9%, respectively. NewSchool of Architecture and Design's official cohort default rates for the 2014, 2013 and 2012 federal fiscal years were 5.2%, 5.1% and 10.2%, respectively. St. Augustine's official cohort default rates for the 2014, 2013 and 2012 federal fiscal years were 0.0%, 0.2% and 0.5%, respectively. Walden University's official cohort default rates for the 2014, 2013 and 2012 federal fiscal years were 7.5%, 6.7% and 6.8%, respectively. The average national student loan default rates published by the DOE for all institutions that participated in the federal student aid programs for 2014, 2013 and 2012 were 11.5%, 11.3% and 11.8%, respectively, and for all proprietary institutions that participated in the federal student aid programs for 2014, 2013 and 2012 were 15.5%, 15.0% and 15.8%, respectively.

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

        On September 21, 2015, the Higher Learning Commission notified Kendall College that the Higher Learning Commission placed the school on ongoing financial monitoring over the next 24 months. Such action was primarily due to concerns over the school's continued reliance upon Laureate to provide financial support to sustain its operations. The Higher Learning Commission also conducted a separate on-site mid-cycle review of Kendall on May 1, 2017. At its March 2018 meeting, the Institutional Actions Council of the Higher Learning Commission will consider the report for that mid-cycle review and Kendall's response. The Institutional Actions Council's recommendation will be considered by the Higher Learning Commission Board at its June 2018 meeting.

        The Higher Learning Commission conducted an on-site mid-cycle review of Walden University on May 1, 2017. The Higher Learning Commission determined that Walden University met the accreditation criteria, with the exception of two, for which it is requiring the school to submit follow-up reports. Specifically, Walden University must submit an interim report by May 2018 regarding its progress in addressing the "material weakness" (pertaining to Laureate's control over information technology systems) as identified by its auditors in its December 31, 2016 financial statements, and a second interim report by May 2019 regarding retention and graduation rate improvements to doctoral programs.

        On September 8, 2016, MOHE sent to Walden University an information request regarding its doctoral programs and complaints filed by doctoral students, as part of a program review that MOHE is conducting. We have been informed by MOHE that in an effort to better understand the context, background and issues related to doctoral student complaints in Minnesota, MOHE is initiating a full review of doctoral programs for certain institutions registered in Minnesota. MOHE has informed us that it expects to issue a report regarding its program review in 2018.

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

        DOE rulemaking activities.    On December 19, 2016, the DOE published final regulations regarding state authorization for programs offered through distance education and state authorization for foreign locations of institutions. For additional information regarding these regulations, see "—State Education Licensure and Regulation."

        On November 1, 2016, the DOE published a rule that, among other provisions, established new standards and processes for determining whether a Direct Loan Program borrower has a defense to repayment ("DTR") on a loan due to acts or omissions by the institution at which the loan was used by the borrower for educational expenses. The regulations were to take effect on July 1, 2017. On June 15, 2017, the DOE announced an indefinite delay to its implementation of the regulations, and on June 16, 2017 published a notice of intent to establish a negotiated rulemaking committee to develop proposed revisions to the rule.

        Among other topics, the now-delayed rule established permissible borrower defense claims for discharge, procedural rules under which claims would be adjudicated, time limits for borrowers' claims, and guidelines for recoupment by the DOE of discharged loan amounts from institutions of higher education. It also prohibited schools from using any pre-dispute arbitration agreements, prohibited schools from prohibiting relief in the form of class actions by student borrowers, and invalidated clauses imposing requirements that students pursue an internal dispute resolution process before contacting authorities regarding concerns about an institution. For proprietary institutions, the now-delayed rule described the threshold for loan repayment rates that would require specific disclosures to current and prospective students and the applicable loan repayment rate methodology. The now-delayed rule also established important new financial responsibility and administrative capacity requirements for both not-for-profit and for-profit institutions participating in the Title IV programs. Under the now-delayed rule, certain events would automatically trigger a letter of credit and the DOE retained discretion to impose a letter of credit upon the occurrence of other events.

        The DOE held negotiated rulemaking sessions in November 2017, January 2018 and February 2018 regarding the DTR regulations. The DOE and negotiators failed to reach consensus on revised DTR regulations, and the DOE is now expected to issue revised DTR regulations for comment by the summer of 2018, with the rules becoming final by November 1, 2018. If issued, any new DTR regulations would be effective July 1, 2019. We cannot state with any certainty how the revised DTR regulations will differ from the now-delayed rule. Any new DTR regulations, whether or not they are similar to the now-delayed regulations, could have a direct and substantial impact on our U.S. Institutions. In the meantime, regardless of the status of new DTR regulations, our U.S. Institutions are subject to student loan discharge liabilities. If we are required to repay the DOE for any successful DTR claims by students who attended our U.S. Institutions, or we are required to obtain additional letters of credit or increase our current letter of credit, it could materially affect our business, financial conditions and results of operations.

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

Other Regulatory Considerations

        In Australia, the Commonwealth government has established income-contingent loan schemes that assist eligible fee-paying students to pay all or part of their tuition fees (separate schemes exist for higher education and vocational courses). Under the schemes the relevant fees are paid directly to the institutions. A corresponding obligation then exists from the participating student to the Commonwealth government. The Australian institutions have no responsibility in connection with the repayment of these loans by students and, generally, this assistance is not available to international students. In December 2016, the Australian government introduced a new loan scheme for vocational courses. THINK has been registered for the purposes of this scheme (a precondition to its students being eligible to receive loans for vocational courses) up to December 31, 2021. TUA has also been registered for this purpose (to cover vocational courses which it may wish to offer in the future) up to December 31, 2021. TUA currently only provides higher education programs which are not affected by these changes. The Australia institutions have been deliberately placing emphasis on higher education courses in TUA in anticipation of these changes.

        In Thailand, there are also government programs available to our students, however, they do not represent a material portion of the revenues of our institutions in this country. In the Kingdom of Saudi Arabia, our students' tuition is fully funded by the government and the government pays the tuition for each student either directly to us or, in the case of RPI, to the institution which, in turn, pays us. The government also provides a monthly stipend to each student enrolled at the eight colleges of excellence, while at RPI, the private companies sponsoring the students pay the stipend. The payments are based on our enrollments, with minimum payments set for each institution.

ITEM 1A.    RISK FACTORS

        The following are certain risks that could affect our business and our results of operations. The risks identified below are not all encompassing but should be considered in establishing an opinion of our future operations.

Risks Relating to Our Business

We are a global business with operations in more than 20 countries around the world and are subject to complex business, economic, legal, political, tax and foreign currency risks, which risks may be difficult to adequately address.

        In each of 2017, 2016 and 2015, over 80% of our revenues were generated from operations outside of the United States. We own or control 52 institutions and manage or have relationships with 11 other licensed institutions in more than 20 countries, each of which is subject to complex business, economic, legal, political, tax and foreign currency risks. As we continue to expand our international operations, we may have difficulty managing and administering a globally dispersed business and we may need to expend additional funds to, among other things, staff key management positions, obtain additional information technology infrastructure and successfully implement relevant course and program offerings for a significant number of international markets, which may materially adversely affect our business, financial condition and results of operations.

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

  •
  limitations on the repatriation and investment of funds and foreign currency exchange restrictions;

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

        We have expanded our business through the expansion of existing institutions and the acquisition of higher education institutions, and we intend to continue to do so in the future. We also have established and intend to establish new institutions in certain markets. Planned growth will require us to add management personnel and upgrade our financial and management systems and controls and information technology infrastructure. There is no assurance that we will be able to maintain or accelerate the current growth rate, effectively manage expanding operations, build expansion capacity, integrate new institutions or achieve planned growth on a timely or profitable basis. If our revenue growth is less than projected, the costs incurred for these additions and upgrades could have a material adverse effect on our business, financial condition and results of operations.

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

We have incurred net losses in certain prior fiscal years.

        We had net income of $93.8 million in 2017, net income of $366.2 million in 2016, and net loss of $315.8 million in 2015. Our operating expenses may increase in the foreseeable future as we continue to expand our operations and the Laureate International Universities network. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently to offset any higher expenses. Any failure to increase our revenues could prevent us from attaining profitability. We cannot be certain that we will be able to attain profitability on a quarterly or annual basis. If we are unable to manage these risks and difficulties effectively as we encounter them, our business, financial condition and results of operations may be materially adversely affected.

We may not be able to identify, acquire or establish control of, and integrate additional higher education institutions, or effectively integrate previously acquired institutions, which could materially adversely affect our growth.

        We have previously relied on, and we expect to continue to rely on, acquisitions as an element of our growth. In 2017, we made one acquisition for $8.3 million, in 2016, we made no acquisitions, in 2015, we made two acquisitions totaling $11.6 million, in 2014, we made three acquisitions totaling $469.2 million, in 2013, we made four acquisitions totaling $321.7 million, in 2012, we made two acquisitions totaling $8.6 million, and in 2011, we made six acquisitions totaling $58.9 million, including debt assumed. However, there is no assurance that we will be able to continue to identify suitable acquisition candidates or that we will be able to acquire or establish control of any acquisition candidate on favorable terms, or at all. In addition, in many countries, the approval of a regulatory agency is needed to acquire or operate a higher education institution, which we may not be able to obtain. Furthermore, there is no assurance that any acquired institution can be integrated into our operations successfully or be operated profitably. Acquisitions involve a number of risks, including:

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

Our divestiture activities may disrupt our ongoing business, may involve increased expenses and may present risks not contemplated at the time of the transactions.

        We have divested and may in the future divest certain assets or businesses that no longer fit with our strategic direction or growth targets. See "Item 1—Business—Recent Developments." Divestitures involve significant risks and uncertainties, including:

  •
  inability to find potential buyers on favorable terms;

  •
  failure to effectively transfer liabilities, contracts, facilities and employees to buyers;

  •
  requirements that we indemnify buyers against certain liabilities and obligations;

  •
  the possibility that we will become subject to third-party claims arising out of such divestiture;

  •
  challenges in identifying and separating the intellectual property and data to be divested from the intellectual property and data that we wish to retain;

  •
  inability to reduce fixed costs previously associated with the divested assets or business;

  •
  challenges in collecting the proceeds from any divestiture;

  •
  disruption of our ongoing business and distraction of management; and

  •
  loss of key employees who leave the Company as a result of a divestiture.

        Because divestitures are inherently risky, our transactions may not be successful and may, in some cases, harm our operating results or financial condition.

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

        Changes in laws governing student financing could affect the availability of government-sponsored financing programs for our non-U.S. students, such as the Crédito con Aval del Estado (the "CAE Program"), a government-sponsored student loan program in Chile, the Fundo de Financiamento Estudantil ("FIES"), a government-sponsored loan program in Brazil, and the Programa Universidade Para Todos ("PROUNI") in Brazil, all of which are offered by governments as a means of increasing student access to post-secondary education programs. If those programs are changed, or if our institutions or our students are no longer permitted to participate in those programs, it could cause a material adverse effect on our business, financial condition and results of operations. For more information on the CAE Program, FIES and PROUNI, see "—If students who avail themselves of government-sponsored student financing programs in certain countries do not graduate and subsequently default on their loans, we may be responsible for repaying a significant portion of their loans" and "Item 1—Business—Industry Regulation—Brazilian Regulation" and "Item 1—Business—Industry Regulation—Chilean Regulation." Institutional accreditation is required for new students to be eligible to participate in the CAE Program. If one of our institutions in Chile loses accreditation, new students at that institution would not be eligible to participate in the CAE program. For more information about possible changes in government regulation of higher education in Chile, including possible changes to student financing programs, see "Item 1—Business—Industry Regulation—Chilean Regulation—Recent Developments." In December 2016, the Australian government introduced a new student loan scheme for vocational courses. These changes, among other things, require relevant vocational education providers to demonstrate a minimum of 50% completion rates, provide for payment of fees monthly in arrears and impose caps on the amounts of loans available for particular categories of courses. See "Item 1—Business—Industry Regulation—Other Regulation." The Australian vocational operations comply with these requirements but the changes may affect the results of those operations.

        For a full description of the laws and regulations affecting our higher education institutions in the United States ("U.S. Institutions"), and the impact of those laws and regulations on the operations of our U.S. Institutions, including the ability of our U.S. Institutions to continue to access U.S. federal student aid funding sources, see "—Risks relating to our highly regulated industry in the United States" and "Item 1—Business—Industry Regulation—U.S. Regulation."

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

        Istanbul Bilgi University ("Bilgi"), a member of the Laureate International Universities network located in Turkey, is established as a "Foundation High Education Institution" (a "Foundation University") under the Turkish higher education law, sponsored by the Bilgi Foundation. As such, it is subject to regulation, supervision and inspection by Turkish Higher Education Council (the "YÖK"). Under the "Ordinance Concerned with Amendment to Foundation High Education Institutions" (the "Ordinance"), the YÖK has authority to inspect accounts, transactions, activities and assets of Foundation Universities, as well as their academic units, programs, projects and subjects. The Ordinance establishes a progressive series of five remedies that the YÖK can take in the event it finds a violation of the Ordinance, ranging from (1) a warning and request for correction to (2) the suspension of the Foundation University's ability to establish new academic units or programs to (3) limiting the number of students the Foundation University can admit, including ceasing new admissions, to (4) provisional suspension of the Foundation University's license to (5) cancellation of the Foundation University's license. Since the promulgation of the Ordinance, the YÖK has canceled the licenses of 15 Foundation Universities.

        The Ordinance specifies that Foundation Universities cannot be established by foundations in order to gain profit for themselves, and prohibits specified types of fund transfers from Foundation Universities to their sponsoring foundation, with certain exceptions for payments made under contractual arrangements for various goods and services that are provided at or below current market rates. Bilgi has entered into contractual arrangements with a subsidiary of the Company to provide Bilgi with management, operational and student services and certain intellectual property at fair market rates, and certain affiliates of the Company are members of the board of trustees of the Bilgi Foundation. The YÖK conducts annual audits of the operations of Bilgi. If the YÖK were to determine that any of these contracts or the payments made by Bilgi to this Company subsidiary, or any other activities of Bilgi, including the donation of 40.0 million Turkish Liras made by the university to a charitable foundation that was subsequently reimbursed to the university by certain Company-owned entities, violate the Ordinance or other applicable law, the YÖK could take actions against Bilgi up to and including cancellation of its license.

        On April 18, 2017, Bilgi received from the YÖK the results of its 2015-2016 annual audit (the "2015-2016 Annual Audit"). The 2015-2016 Annual Audit report required, among other things, that (i) with respect to the 2017-2018 academic year, there be a reduction in the quota for the number of new students permitted to be admitted into Bilgi's degree programs and (ii) Bilgi be reimbursed, not later than October 18, 2017, approximately $29 million for payments previously made by Bilgi to a subsidiary of the Company for certain management, operational and student services, and intellectual property. The Company and Bilgi believe the charges to Bilgi for these services were at fair value and Bilgi has contested the findings of the 2015-2016 Annual Audit that they constituted an improper wealth transfer. Demands also were made in the 2015-2016 Annual Audit for the return or payment to

Bilgi, by October 18, 2017, of other amounts involving approximately $8 million. These deadlines have been extended to April 16, 2018. In the meantime, the YÖK has been conducting a supplemental audit, the results of which have not been released.

        Bilgi has appealed the YÖK's decision in the Turkish court system and has not been reimbursed for any of the payments made to the Company's subsidiary for the services described above. As the Company currently consolidates Bilgi under the variable interest entity model, if the Company is unable to provide services under its contracts with Bilgi and receive the economic benefits from those contracts as a result of the determinations in the 2015-2016 Annual Audit, deconsolidation of Bilgi could be required. Deconsolidation, if required, could have a material adverse effect on the Company's business, financial condition and results of operations, including possible write-off of all or a portion of the Company's investment in Bilgi and a reduction in operating income. At December 31, 2017 and December 31, 2016, Bilgi had total assets of approximately $112 million and $83 million, respectively, and total liabilities of $84 million and $63 million, respectively. Total liabilities include approximately $37 million and $19 million of net intercompany liabilities as of December 31, 2017 and December 31, 2016, respectively. During fiscal year 2017, Bilgi generated approximately $101 million of the Company's consolidated revenue and approximately $28 million of the Company's consolidated operating income and incurred approximately $6 million of depreciation and amortization expense.

        If the YÖK were to determine that any administrators of Bilgi have directly taken any actions or supported any activities that are intended to harm the integrity of the state, the license of the university could be canceled. Political instability in Turkey could lead to changes in laws affecting Bilgi or result in modifications to the current interpretations and enforcement of the Ordinance or other laws and regulations by the YÖK. Any such actions by the YÖK, including the actions in relation to the conduct of the 2015-2016 Annual Audit, or the 2016-2017 annual audit, which is currently taking place, or any supplemental audit, and the reimbursement of amounts described above, could have a material adverse impact on Bilgi's future growth or its ability to remain in operation, and could have a material adverse effect on our business, financial condition and results of operations.

Political and regulatory developments in Chile have materially adversely affected us and may continue to affect us.

        On January 24, 2018, a new Higher Education Law (the "New Law") was passed by the Chilean Congress and, assuming that it passes review by the Constitutional Court, it is expected to be signed into law by the President of Chile as early as the first quarter of 2018. Among other things, the New Law will prohibit for-profit organizations, such as Laureate, from controlling the boards of universities in Chile. The New Law also prohibits conflicts of interests and related party transactions with notable exceptions, including the provision of services that are educational in nature or essential for the university's purposes. The New Law provides for a transition period between one and two years. The incoming Chilean presidential administration, which took office on March 11, 2018, will have the responsibility to both interpret the legislative mandates and implement new compliance processes.

        The Company is currently reviewing the impact the New Law will have on its Chilean operations, including the extent to which it will affect existing contractual relationships that the Company maintains with its Chilean non-profit universities. As a result of the New Law, the Company currently expects that it will be required to deconsolidate its three Chilean non-profit universities, which are accounted for as variable interest entities, and its Chilean real estate subsidiary, although the Company expects it will retain an approximately 30% equity ownership interest in the real estate subsidiary. The deconsolidation could happen as early as the first quarter of 2018. The Company currently expects that the deconsolidation will result in a one-time write-off of the carrying value of the assets of between approximately $600 million and $850 million and a decrease of between approximately $410 million to $430 million in revenues on an annualized basis. In addition, on an annualized basis, the Company expects a decrease in operating income of approximately $35 million and a decrease in depreciation and amortization of approximately $35 million, as detailed in the table below:

($ millions)	Operating Income (Loss)	Depreciation & Amortization	Operating Income (Loss) Plus Depreciation & Amortization
Chilean non-profit universities	$(5)	$25	$20
Chilean real estate subsidiary*	$40	$10	$50

*
The total impact of $70 million in Operating Income (Loss) Plus Depreciation and Amortization will be partially offset by approximately a $10 million increase in equity in income of affiliates, net of tax.

        The Company's continuing evaluation of the impact of the New Law may result in changes to its expectations due to changes in the Company's interpretations of the law, assumptions used, and additional guidance that may be issued. There is no assurance that the New Law will not have additional material adverse effects on the business, financial condition or results of operations of the Company.

        While we believe that all of our institutions in Chile are operating in full compliance with Chilean law, we cannot predict the extent or outcome of any educational reforms that may be implemented in Chile. The Company does not believe the New Law will change its relationship with its two tech/voc institutions in Chile that are for-profit entities. However, it is possible that the Chilean government will adopt additional laws that affect for-profit tech/voc institutions and their relationships with their owners. Depending upon how these reforms are defined and implemented, there could be a material adverse effect on our financial condition and results of operations. Any additional disruption to our operations in Chile would have a material adverse effect on our financial condition and results of operations. Similar reforms in other countries in which we operate could also have a material adverse effect on our financial condition and results of operations.

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

        For university students, the 2017 Budget Law provided for free access to higher education with the same requirements as were in the previous law but added the requirement that eligible universities have a minimum of 80% of their newly enrolled students with an average result from the national university admissions examination, high school grades and high school rankings above a specified level, and have a transparent admission system that must have been published on the institution's website by December 1, 2016. For tech/voc institutions, the 2017 Budget Law provided for eligibility for free access for students if they were enrolled in institutions (i) organized as not-for-profit legal entities or as for-profit legal entities that have filed for transformation to not-for-profit legal entities under the "Transformation Law" passed by the Chilean Congress on November 16, 2016, before December 15, 2016, (ii) accredited for four years or more as of December 23, 2016, (iii) having as controllers not-for-profit legal entities or natural persons, (iv) having stated their intention to participate in the free access system before December 15, 2016, and (v) having a transparent admission system that must have been published on the institution's website by December 1, 2016.

        The 2017 Budget Law also modified the allocations of the Bicentenario Scholarship ("the BS Program"). The BS Program supports access to higher education for university students coming from one of the first seven income deciles and covers the full amount of tuition up to an amount authorized by the government. Historically, the BS Program solely benefited students of universities that are members of the Consejo de Rectores de las Universidades Chilenas (the "CRUCh"). The 2017 Budget Law terminated the differentiation between CRUCh and non-CRUCh universities for eligibility for the BS Program. Thus, for 2017, 3,500 BS Program scholarships were granted to students at non-CRUCh universities and 3,500 additional BS Program scholarships will be granted to students at non-CRUCh universities in 2018. By 2019, the government promises to have an equal BS Program scholarship policy for all universities, whether CRUCh or non-CRUCh. Students may apply for a BS Program scholarship if their university is accredited for at least four years and if 80% of the university's newly enrolled students have an average result from the national university admissions examination, high school grades and high school rankings above a specified level.

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

        We cannot predict the effect that these or other student financing reforms may have on our operations in Chile. Any material limitations on the access of our students in Chile to government-sponsored financing may have a material adverse effect on our financial condition and results of operations. Similar limitations on government-sponsored student financing in other countries in which we operate could also have a material adverse effect on our financial condition and results of operations.

We are subject to investigations by Chilean regulators, which could individually or in the aggregate, materially adversely affect our business, financial condition and results of operations.

        In December 2014, the Chilean Congress approved legislation that provides for the appointment of a provisional administrator or closing administrator to handle the affairs of failing universities or universities found to have breached their bylaws (the "Provisional Administrator Law"). If the Ministry of Education were to determine that one of the universities in Chile that is part of the Laureate International Universities network had violated its bylaws, it could appoint a provisional administrator for that university causing us to lose our rights to control that institution, which could have a material adverse effect on our results of operations and financial condition.

        In December 2016, Servicio de Impuestos Internos Chile ("SII") notified separately UDLA Chile and UNAB that as part of the general audit program called "Auditoría Integral a Universidades," it was requesting supporting documentation from them for the tax periods between November 2013 and October 2016. Each institution will submit responsive documents that support taxes paid related to its revenues and expenses, including to the extent such revenues and expenses involve financial dealings with Laureate for-profit entities.

        In June 2016, the Ministry of Education notified UNAB that it was opening an investigation into possible violations of the not-for-profit nature of UNAB. In September 2016, the Ministry of Education notified UVM Chile that it was opening a similar investigation of UVM Chile. Each of the institutions continues to be responsive to the Ministry of Education's requests as part of these investigations. Each investigation is being conducted by an investigator appointed by the Ministry of Education under the Provisional Administrator Law. Under the Provisional Administrator Law, at the end of the investigation the Ministry of Education can either close the investigation or issue a report imposing one of the following measures: (i) ordering a recovery plan for the investigated institution, should the Ministry verify severe breaches of the institution's financial, administrative, labor or academic commitments; (ii) with the prior consent of the National Education Council, naming a provisional administrator for the institution if the Ministry determines that (a) there are serious risks to the administrative or financial viability of the institution that may affect the continuity of its educational programs, (b) there are serious and recurring breaches of the academic commitments of the institution to its students due to a lack of educational or teaching resources available to grant professional or technical degrees, (c) it is impossible for the institution to maintain its academic functions due to sanctions, injunctions or foreclosures affecting the institution, its campuses or its assets, (d) the institution is declared bankrupt or (e) a recovery plan pursuant to (i) above has not been presented, has been rejected or has been breached by the institution; or (iii) initiating a process to revoke the institution's license, in which case it would name a closing administrator.

        While we believe that all of our institutions in Chile are operating in full compliance with Chilean law, we cannot predict what outcome may result from any investigations undertaken by the Ministry of Education or the SII. Depending upon the outcome of any investigation by the Chilean authorities, there could be a material adverse effect on our business. Any disruption to our operations in Chile would have a material adverse effect on our financial condition and results of operations.

Our right to receive economic benefits from certain of the institutions that are organized as not-for-profit or non-stock entities, and that we account for as variable interest entities, may be limited.

        We have obtained board and operating control and controlling financial interests in entities outside the United States that are educational institutions similar to U.S. not-for-profit, non-stock universities. Under applicable law, these institutions do not have recognized "owners" or shareholders, and generally cannot declare dividends or distribute their net assets to us. For accounting purposes, we have determined that these institutions are variable interest entities under GAAP and that we are the primary beneficiary of these variable interest entities. Maintenance of our interest in the variable interest entity institutions, and our ability to receive economic benefits from these entities, is based on a combination of (1) service agreements that other Laureate entities have with the VIE institutions, allowing the institutions to access the benefits of the Laureate International Universities network and allowing us to recognize economies of scale throughout the network, (2) our ability to provide these entities with opportunities to invest for market returns in education-related real estate entities globally and (3) our ability to transfer our rights to govern the VIE institutions, or the entities that possess those rights, to other parties, which would yield a return if and when these rights are transferred. In limited circumstances, we may have rights to the residual assets in liquidation. Under the mutually agreed service agreements, we are paid at market rates for providing services to institutions such as access to content, support with curriculum design, professional development, student exchange, access to dual degree programs, affiliation and access to the Laureate International Universities network, and management, legal, tax, finance, accounting, treasury, use of real estate and other services. While we believe these arrangements conform to applicable law, the VIE institutions are subject to regulation by various agencies based on the requirements of local jurisdictions. These agencies, as well as local legislative bodies, review and update laws and regulations as they deem necessary or appropriate. We cannot predict the form of any laws that may be enacted, or regulations that ultimately may be adopted in the future, or what effects they might have on our results of operations, financial condition and cash flows. If local laws or regulations were to change, the VIE institutions were found to be in violation of existing local laws or regulations, or regulators were to question the financial sustainability of the VIE institutions and/or whether the contractual arrangements were at fair value, local government agencies could, among other actions:

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

        If we are unable to receive economic benefits from these institutions, it could have a material adverse effect on our results of operations and financial condition. In addition, if we are unable or limited in our ability to receive economic benefits from these institutions, we may be unable to consolidate the VIE institutions into our consolidated financial statements, which could have a material adverse effect on our business, financial condition and results of operations, including possible write-offs of all or a portion of our investment in the affected VIEs and a reduction in operating income, or we may be limited in our ability to recognize all of the institutions' earnings in our consolidated statements of operations.

        For example, on January 24, 2018, the New Law was passed by the Chilean Congress and, assuming that it passes review by the Constitutional Court, it is expected to be signed into law by the President of Chile as early as the first quarter of 2018. Among other things, the New Law will prohibit for-profit organizations, such as Laureate, from controlling the boards of universities in Chile. The New Law also prohibits conflicts of interests and related party transactions with notable exceptions, including the provision of services that are educational in nature or essential for the university's purposes. The New Law provides for a transition period of one year for related party transactions and two years for control. The incoming Chilean presidential administration, which took office on March 11, 2018, will have the responsibility to both interpret the legislative mandates and implement new compliance processes.

        The Company is currently reviewing the impact the New Law will have on its Chilean operations, including the extent to which it will affect existing contractual relationships that the Company maintains with its Chilean non-profit universities. As a result of the New Law, the Company currently expects that it will be required to deconsolidate its three Chilean non-profit universities, which are accounted for as variable interest entities, and its Chilean real estate subsidiary, although the Company expects it will retain an approximately 30% equity ownership interest in the real estate subsidiary. The deconsolidation could happen as early as the first quarter of 2018. The Company currently expects that the deconsolidation will result in a one-time write-off of the carrying value of the assets of between approximately $600 million and $850 million and a decrease of between approximately $410 million to $430 million in revenues on an annualized basis. In addition, on an annualized basis, the Company expects a decrease in operating income of approximately $35 million and a decrease in depreciation and amortization of approximately $35 million.

        The Company's continuing evaluation of the impact of the New Law may result in changes to its expectations due to changes in the Company's interpretations of the law, assumptions used, and additional guidance that may be issued. There is no assurance that the New Law will not have additional material adverse effects on the business, financial condition or results of operations of the Company. See "—Political and regulatory developments in Chile have materially adversely affected us and may continue to affect us." See also "—Political and regulatory developments in Turkey may materially adversely affect us."

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

        For example, in January 2018, the Chilean congress passed the New Law. See "—Political and regulatory developments in Chile have materially adversely affected us and may continue to affect us."

Our business may be materially adversely affected by a general economic slowdown or recession.

        Many countries around the world have recently experienced reduced economic activity, increased unemployment, substantial uncertainty about their financial services markets and, in some cases, economic recession. These events may reduce the demand for our programs among students, which could materially adversely affect our business, financial condition, results of operations and cash flows. These adverse economic developments also may result in a reduction in the number of jobs available to our graduates and lower salaries being offered in connection with available employment which, in turn, may result in declines in our placement and retention rates. For example, in the United States, our professional-oriented graduate programs, such as master's degrees in teaching, are directly affected by the employment and promotion prospects for persons with advanced degrees. Efforts by states in recent years to reduce education funding by laying off younger teachers and curtailing pay increases for remaining teachers may have a material adverse effect on our ability to attract and retain students in our graduate education programs. In addition, in 2017 we generated approximately 83% of our revenues outside the United States. As a result, any general economic slowdown or recession that disproportionately impacts the countries in which our institutions operate could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

        Any of these large, well-capitalized competitors may make it more difficult for us to acquire institutions as part of our strategy. They may also be able to charge lower tuitions or attract more students, which would adversely affect our growth and the profitability of our competing institutions. There is also an increased ability of traditional universities to offer online programs and we expect competition to increase as the online market matures. This may create greater pricing or operating pressure on us, which could have a material adverse effect on our institutions' enrollments, revenues and profit margins. We may not be able to compete successfully against current or future competitors and may face competitive pressures that could have a material adverse effect on our business, financial condition and results of operations.

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

        We continually seek to maintain and improve the content of our existing academic programs and develop new programs in order to meet changing market needs. Revisions to our existing academic programs and the development of new programs may not be accepted by existing or prospective students or employers in all instances. If we cannot respond effectively to market changes, our business may be materially adversely affected. Even if we are able to develop acceptable new programs, we may not be able to introduce these new programs as quickly as students or employers require or as quickly as our competitors are able to introduce competing programs. Our efforts to introduce a new academic program may be conditioned or delayed by requirements to obtain foreign, federal, state and accrediting agency approvals. The development of new programs and courses, both conventional and online, is subject to requirements and limitations imposed by the governmental regulatory bodies of the various countries in which our institutions are located, including the U.S. Department of Education ("DOE"), state licensing agencies and the relevant accrediting bodies. The imposition of restrictions on the initiation of new educational programs by regulatory agencies may delay such expansion plans. If we do not respond adequately to changes in market requirements, our ability to attract and retain students could be impaired and our financial results could suffer.

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

        Our accredited Chilean institutions participate in a Chilean government-sponsored student financing program known as the CAE Program. The program was implemented by the Chilean government in 2006 to promote higher education in Chile for lower socio-economic level students with good academic standing. The CAE Program involves tuition financing and guarantees that are shared by our institutions and the government. As part of the program, our institutions provide guarantees resulting in contingent liabilities to third-party financing institutions, beginning at 90% of the tuition loans made directly to qualified students enrolled through the CAE Program and declining to 60%. The guarantees by our institutions are for the period in which the student is enrolled, and the guarantees are assumed entirely by the government upon the student's graduation. Additionally, when a student leaves one of our institutions and enrolls in another CAE-qualified institution, our institution will remain the guarantor of the tuition loans that have been granted to the student up to such date, and until the student's graduation from the new CAE-qualified institution. Assuming that all students at our institutions who are in the CAE Program, and all students who left our institutions and were part of the CAE Program, do not graduate, and that all of those students default on the full amount of the CAE-qualified loan balances, the maximum potential amount of payments our institutions could be required to make under the CAE Program was approximately $527 million at December 31, 2017. As of December 31, 2017, we had recorded $27.1 million as estimated guarantee liabilities for these obligations. If a significant portion of our students who participate in the CAE Program were to default, the financial condition and results of operations of each participating institution would be materially adversely affected.

        Similarly, students at substantially all of our Brazilian institutions are participating in a Brazilian government program known as FIES. FIES is a federal program established to provide financing to students enrolled in private institutions of higher education that meet certain academic standards and whose household incomes per capita are below a certain level. Under FIES, the government loans a portion of the tuition to eligible students, and then pays the corresponding loan amount to the higher education institution in special bonds, that the institution may use to pay its national social security tax and certain other federal taxes or, if the institution has a tax clearance certificate, that the institution can sell for cash in a public auction conducted by a government-sponsored bank.

        FIES underwent a major reform at the end of 2017, consolidating several changes in the FIES statute (Law n. 10.260/2001), effective for new contracts in 2018. Contracts executed under the previous FIES regulations remain governed by the statutes in force at the time.

        Under the new FIES regulation, in the case of a student's payment default on a FIES loan, the risk is borne by a new guarantee fund—called FG-FIES—which may have public contributions of up to BRL 3,000,000, and contributions from Higher Education Institutions (HEIs) that vary in range depending on the matriculation year of the student. The second financing offer—called P-FIES—has two variables and will be operated strictly by financial agents, who will also bear the risks of the operation. Since all variables are delinquency-related, HEI contributions to the fund may increase accordingly. Since there are no provisions for additional government contributions to the fund, extreme delinquency scenarios lead to a possible resources depletion.

        For contracts still governed by the former FIES regulations, HEIs are responsible for repaying up to 15% of the related delinquency (30% if an institution has one or more open tax disputes that are not being defended in compliance with the applicable security/bond requirements). There is also a government-mandated, private guarantee fund (the "FGEDUC") that allows participating educational institutions to insure themselves for 90% (or 13.5% of 15%) of their losses related to student defaults under the FIES program.

        In such cases, if a significant portion of our participating students were to default and their respective guarantors were to fail to fulfill the terms of their guarantee, or if the defaulting student was not required to provide a guarantor, our financial condition and results of operations could be materially adversely affected.

Regulatory changes that affect the timing of government-sponsored student aid payments or receipt of government-sponsored financial aid could materially adversely affect our liquidity.

        New regulations may change the timing for the collection of government-sponsored student aid payments from our students. For example, in December 2014, regulators in Brazil announced several significant rule changes to FIES beginning in 2015; additional regulations were issued in December 2015. These changes raised the eligibility requirements, reduced the annual budget for the program and delayed payments to the post-secondary institutions that would otherwise have been due in 2015 and 2016. Such a delay in tuition payments from government-sponsored programs could negatively affect our liquidity and could require additional working capital or third-party funding to finance our operations. See "Item 1—Business—Industry Regulation—Brazil Regulation—Student Financing Program." See also "—Risks Relating to our Highly Regulated Industry in the United States—The DOE may change our U.S. Institutions' method of receiving Title IV program funds, which could materially affect our liquidity."

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

        On December 22, 2017, the United States enacted comprehensive tax legislation, the Tax Cuts and Jobs Act (the "2017 Tax Act"), which significantly changed the manner in which the United States imposes income tax on multinational corporations. The 2017 Tax Act mandates complex computations not previously required by U.S. tax law. Accordingly, the application of accounting guidance for such items is currently uncertain. Further, compliance with the 2017 Tax Act and the accounting for such provisions require preparation and analysis of information not previously required or regularly produced. In addition, the U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law and impact our results of operations in future periods. Although we have provided a provisional estimate on the effect of the 2017 Tax Act in our consolidated financial statements (See Note 16, Income Taxes), further regulatory or GAAP accounting guidance relating to the 2017 Tax Act, our further analysis on the application of the law, and refinement of our initial estimates and calculations could materially change our current provisional estimates, which could in turn materially affect our tax obligations and effective tax rate.

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

        We have identified certain contingencies, primarily tax-related, that we have assessed as being reasonably possible of loss, but not probable of loss, and could have an adverse effect on our results of operations if the outcomes are unfavorable. In most cases, we have received indemnifications from the former owners and/or noncontrolling interest holders of the acquired businesses for contingencies. In cases where we are not indemnified, the unrecorded contingencies are primarily in Brazil and, in the aggregate, we estimate that the reasonably possible loss for these unrecorded contingencies in Brazil could be up to approximately $55 million if the outcomes were unfavorable in all cases. If we are not able to recover amounts that are subject to indemnification, the loss for these contingencies could be greater.

        During 2010, we were notified by the Spanish Taxing Authorities ("STA") (in this case, by the Regional Inspection Office of the Special Madrid Tax Unit) that an audit of some of our Spanish subsidiaries was being initiated for 2006 and 2007. On June 29, 2012, the STA issued a final assessment to Iniciativas Culturales de España, S.L. ("ICE"), our Spanish holding company, for approximately EUR 11.1 million ($13.1 million at December 31, 2017), including interest, for those two years based on its rejection of the tax deductibility of financial expenses related to certain intercompany acquisitions and the application of the Spanish ETVE regime. On July 25, 2012, we filed a claim with the Regional Economic-Administrative Court challenging this assessment and, in the same month, we issued a cash-collateralized letter of credit for the assessment amount, in order to suspend the payment of the tax due. Further, in July 2013, we were notified by the STA (in this case, by the Central Inspection Office for Large Taxpayers) that an audit of ICE was also being initiated for 2008 through 2010. On October 19, 2015, the STA issued a final assessment to ICE for approximately EUR 17.2 million ($20.4 million at December 31, 2017), including interest, for those three years. We have appealed this assessment and, in order to suspend the payment of the tax assessment until the court decision, we issued a cash-collateralized letter of credit for the assessment amount plus interest and surcharges. We believe the assessments in this case are without merit and intend to defend vigorously against them. During the second quarter of 2016, we were notified by the STA that tax audits of the Spanish subsidiaries were also being initiated for 2011 and 2012, and in July 2017 the tax audit was extended to include 2013; no assessments have yet been issued for these years. Also during the second quarter of 2016, the Regional Administrative Court issued a decision against the Company on its appeal. The Company has further appealed at the Highest Administrative Court level, which appeal has been rejected. The Company has appealed both decisions to the National Court. In the first quarter of 2018, the Company made payments to the STA totaling EUR 29.6 million (approximately US $35.1 million at December 31, 2017) in order to reduce the amount of future interest that could be incurred as the appeals process continues. The payments were made using cash that collateralized the letters of credit discussed above.

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

        We report revenues, costs and earnings in U.S. dollars, while our institutions generally collect tuition in the local currency. Exchange rates between the U.S. dollar and the local currency in the countries where we operate institutions are likely to fluctuate from period to period. In 2017, approximately 83% of our revenues originated outside the United States. We translate revenues and other results denominated in foreign currencies into U.S. dollars for our consolidated financial statements. This translation is based on average exchange rates during a reporting period. In recent years, the U.S. dollar has strengthened against many international currencies, including the Brazilian real, euro and Mexican peso. As the exchange rate of the U.S. dollar strengthens, our reported international revenues and earnings are reduced because foreign currencies translate into fewer U.S. dollars. For the year ended December 31, 2017, a hypothetical 10% adverse change in average annual foreign currency exchange rates, excluding the impacts of our derivatives, would have decreased our operating income and our Adjusted EBITDA by $28.6 million and $80.2 million, respectively. For more information, see "Item 7A—Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Exchange Risk."

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

        As of December 31, 2017, the net carrying value of our goodwill and other intangible assets totaled approximately $3,286.2 million. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. Due to the revaluation of our assets at the time of the LBO and acquisitions we have completed historically, goodwill makes up a significant portion of our total assets. In accordance with generally accepted accounting principles, we periodically review goodwill and indefinite-lived intangibles for impairment and any excess in carrying value over the estimated fair value is charged to the results of operations. Our review of goodwill and indefinite-lived intangibles at December 31, 2017 resulted in an aggregate reduction of $8.5 million in the value of such assets in our financial statements. Future reviews of goodwill and indefinite-lived intangibles could result in reductions. Any reduction in net income and operating income resulting from the write down or impairment of goodwill and indefinite-lived intangibles could adversely affect our financial results. If economic or industry conditions deteriorate or if market valuations decline, including with respect to our Class A common stock, we may be required to impair goodwill and indefinite-lived intangibles in future periods.

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

Connectivity constraints or technology system disruptions to our computer networks could have a material adverse effect on our ability to attract and retain students.

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

We are subject to privacy and information security laws and regulations due to our collection and use of personal information, and any violations of those laws or regulations, or any breach, theft or loss of that information, could materially adversely affect our reputation and operations.

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

        Due to the sensitive nature of the information contained on our networks, such as students' grades, our networks may be targeted by hackers. A user who circumvents security measures could misappropriate proprietary information or cause interruptions or malfunctions in our operations. Although we use security and business controls to limit access and use of personal information, a third party may be able to circumvent those security and business controls, which could result in a breach of student or employee privacy. In addition, errors in the storage, use or transmission of personal information could result in a breach of student or employee privacy. Possession and use of personal information in our operations also subjects us to legislative and regulatory burdens that could require notification of data breaches and restrict our use of personal information. As a result, we may be required to expend significant resources to protect against the threat of these security breaches or to alleviate problems caused by these breaches. A wide range of high profile data breaches in recent years has led to renewed interested in data and cybersecurity legislation that could materially increase our costs and/or require changes in our operating procedures or systems. Any breach of student or employee privacy or errors in storing, using or transmitting personal information could violate the privacy laws and regulations of one or more of the countries in which we operate, resulting in fines or other penalties. A breach, theft or loss of personal information regarding our students and their families, our employees, or other persons that is held by us or our vendors, or a violation of the laws and regulations governing privacy in one or more of the countries in which we operate, could have a material adverse effect on our reputation or result in lawsuits, additional regulation, remediation and compliance costs or investments in additional security systems or networks, the costs of which may be substantial.

We may lose the right to license certain intellectual property which is integral to our online course offerings.

        With our mandate that all of our institutions offer a certain percentage of online course offerings, we rely heavily upon the licensing of third-party materials, including e-textbooks and graphic, video and audio media, which are incorporated into our globally offered course content. Our institutions contract with large vendors which offer volumes of such course content. We could lose the right to license some percentage or all of those third-party materials for several reasons, including our licensors' infringement of third-party materials, going out of business, or terminating our content licenses for one or more business reasons. We rely on the negotiation of extensive licensing rights to mitigate this eventuality and contract with known, reliable vendors. If we lose the right to a significant percentage of such content, our course offerings and programs could be negatively affected because those materials must be removed from our course offerings, resulting in significant cost to us to revise the affected courses and a poor educational experience for our students, which could negatively affect our reputation, and our financial condition and results of operations may be materially adversely affected.

We may infringe the intellectual property rights of one or more of our third-party licensors.

        All of our institutions offer a certain percentage of online course offerings. The educational content contained in such online course offerings is inherently more susceptible to infringement than campus-based learning materials because it is easier to make many digital copies of an online text, picture, video or audio file than it is to reproduce hard-copy materials. Also, intellectual property laws can vary from country to country, resulting in additional risk of infringement when licensing the same materials in multiple countries. Our institutions take reasonable precautions to ensure that all course content offerings used by them are properly licensed and distributed; however, there is no assurance that all of our course content offerings are properly licensed. Additionally, we create universally applicable course and program offerings that are licensed throughout our institutions, meaning that a single act of infringement could adversely affect multiple institutions around the world. Intellectual property infringement by us and our institutions can result in damaged vendor relationships, legal proceedings, loss of course content, and reputational loss, which could negatively affect our reputation, and our financial condition and results of operations may be materially adversely affected.

We may be unable to bring the Laureate brand into new markets due to preexisting trademark owners.

        We file for and seek trademark protection for at least one of the Laureate brands, including "Laureate," "Laureate Education, Inc.," "Laureate Online Education," "Laureate Online International," and "Laureate International Universities" in all jurisdictions in which we operate. Our business model includes expanding into new markets through the creation and/or acquisition of new institutions in new or existing countries. Preexisting trademark owners already could have rights to some variant of the Laureate trademark in the education industry in certain new countries and this may prevent Laureate from introducing its brand to these markets. This could prevent Laureate from achieving a comprehensively global educational brand.

Our trademarks are subject to infringement.

        As a global education services brand, our trademarks are subject to infringement by third parties attempting to trade on the Laureate brand's goodwill. We have spent considerable time and resources over the years in defending our trademark rights in the United States and abroad. It is difficult to assess the cost and likelihood of success in any legal proceeding related to trademark infringement, but we have implemented a policy of obtaining trademark rights for all of our brands in all countries in which we operate or plan to operate now and in the future and defending those rights vigorously. For example, in 2014, we filed a trademark infringement suit against an alleged infringer of the Laureate trademark located in the state of Georgia. The alleged infringer has formed several companies which incorporate the name "Laureate" and which purport to operate in the field of educational services. Although we won the case, the defendant has appealed. To date, the alleged infringer has not presented evidence that its use predates our use of the trademark "Laureate" in the field of educational services. An unfavorable result in a trademark infringement case such as this could lead to us being barred from using our trademark in certain jurisdictions around the world and negatively affect our reputation.

Student protests and strikes may disrupt our ability to hold classes as well as our ability to attract and retain students, which could materially adversely affect our operations.

        Political, social and economic developments in the countries in which we operate may cause protests and disturbances against conditions in those countries, including policies relating to the operation and funding of higher education institutions. These disturbances may involve protests on university campuses, including the occupation of university buildings and the disruption of classes. We are unable to predict whether students at institutions in the Laureate International Universities network will engage in various forms of protest in the future. Should we sustain student strikes, protests or occupations in the future, it could have a material adverse effect on our results of operations and on our overall financial condition. Further, we may need to make additional investments in security infrastructure and personnel on our campuses in order to prevent future student protests from disrupting the ability of our institutions to hold classes. If we are required to make substantial additional investments in security, or if we are unable to identify security enhancements that would prevent future disruptions of classes, that could cause an adverse effect on our results of operations and financial condition. In addition, we may need to pay overtime compensation to certain of our faculty and staff, which may increase our overall costs.

We may be unable to operate one or more of our institutions or suffer liability or loss due to a natural or other disaster.

        Our institutions are vulnerable to natural or other disasters, including fires, floods, earthquakes, hurricanes and other events beyond our control. A number of our institutions are located in areas such as Mexico and Central America that are prone to hurricane damage, which may be substantial. A number of our institutions are also located in areas, such as Chile, Mexico, Peru and Turkey, that are prone to earthquake damage. For example, in 2017, Peru's normally arid regions experienced historic, torrential rainfall and subsequent flooding. At least one of our campuses located there suffered flood-related damage. There, as elsewhere in the country, flood-related damage caused a range of disruptions, including in our case a delay in the regularly scheduled start of classes for the semester, which caused revenue anticipated to occur in the first quarter of 2017 not to be recognized until the second quarter. On September 19, 2017, a magnitude 7.1 earthquake struck Mexico causing a temporary suspension of activities at several UVM and UNITEC campuses located in the affected states of Mexico City, Puebla, Veracruz, Morelos, Chiapas and Estado de México. UVM and UNITEC temporarily suspended all activities on 21 campuses at the request of the Ministry of Education. The temporary suspension lasted 12 days on average and we incurred direct costs for repairs due to the earthquake of approximately $3.3 million. It is possible that one or more of our institutions would be unable to operate for an extended period of time in the event of a hurricane, earthquake or other disaster which does substantial damage to the area in which an institution is located. The failure of one or more of our institutions to operate for a substantial period of time could have a material adverse effect on our results of operations. In the event of a major natural or other disaster, we could also experience loss of life of students, faculty members and administrative staff, or liability for damages or injuries.

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

        In order to continue to expand, we must continue to buy or lease additional real estate and construct new campus buildings. Construction of new campus buildings requires us to obtain permits from local authorities and to manage complex construction projects, which may result in unanticipated delays or expenditures. In 2013, the opening of a new campus building at UNAB was delayed, resulting in the need to relocate students to temporary facilities while the building was completed. UNAB incurred expenses to rent temporary facilities and provided tuition discounts to those students affected by the delay. The real estate that institutions in the Laureate International Universities network occupy is subject to local regulations, some of which may affect their ability to expand their operations. For example, in some locations, institutions are required by local regulations to provide a specific number of parking spaces per student enrolled or per area constructed. Even if there were adequate space in the academic facilities to expand the number of programs offered or students enrolled, we may not be able to expand if we are not able to provide adequate parking at a reasonable cost. Approximately half of the real estate that institutions in the Laureate International Universities network occupy is leased and may be subject to lease provisions that give the landlord the ability to affect the operation of the academic programs. For example, in certain jurisdictions, the landlord may be responsible for obtaining and maintaining occupancy permits or licenses, without which we cannot operate. If the landlord does not maintain the required permits or licenses, the institution may be required to suspend operations, which could have a material adverse effect on our results of operations. In Brazil, real estate laws provide that rent terms under certain types of leases are subject to periodic adjustments to reflect local economic conditions. These rent increases can be substantial, which could have a material adverse effect on our results of operations. We currently have leases with various expiration dates, some of which have renewal options. Our ability to renegotiate favorable terms on an expiring lease or to negotiate favorable terms for a suitable alternate location, and our ability to negotiate favorable lease terms for additional locations, will depend on conditions in the real estate market, competition for desirable properties and our relationships with current and prospective landlords or may depend on other factors that are not within our control. Any or all of these factors and conditions could negatively affect our growth.

We have recently experienced a significant transition at the executive management level. If our new executive team is unable to engage and align mid-management or attract and retain the key talent needed for us to timely achieve our business objectives, our business and results of operations could be harmed.

        Effective January 1, 2018, our former President and Chief Administrative Officer, Eilif Serck-Hanssen, became Chief Executive Officer, and our former Chief Operating Officer, Ricardo Berckemeyer, assumed the additional title of President. Simultaneously, our Founder, Chairman and former Chief Executive Officer, Douglas Becker, assumed the role of non-executive Chairman of the Board of Directors.

        During the 2017 fiscal year, we experienced additional changes in our senior management, including the following departures from the Company: Timothy Daniels, former CEO of our EMEAA segment; Jonathan Kaplan, former President/CEO of Walden University and CEO of Laureate Online; Alfonso Martinez, Chief Human Resources Officer; Richard Patro, CEO, Global Products and Services; Karl Salnoske, Chief Information Officer; and Robert Zentz, Senior Vice President, Secretary, General Counsel. We also added the following individuals: Jean-Jacques Charhon, Executive Vice President and Chief Financial Officer; Neel Broker, CEO of our EMEAA segment; Juan José Hurtado, Senior Vice President, Operations and Chief of Learning and Innovation; Jose Roberto Loureiro, CEO of our Brazil segment; and Victoria Silbey, Senior Vice President, Secretary, and Chief Legal Officer.

        While the individual members of our executive management team each have significant industry-related experience, they previously have not worked together as a group and it will take time for them to become an integrated management team. Delays in the integration of our management team could affect our ability to implement our business strategy, which could have a material adverse effect on our business and results of operations.

        In addition, the marketplace for senior executive management candidates is very competitive. Our growth may be adversely affected if we are unable to attract and retain such key employees. Turnover of senior management can adversely affect our stock price, our results of operations and our client relationships, and can make recruiting for future management positions more difficult. Competition for senior leadership may increase our compensation expenses, which may negatively affect our profitability.

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

        Our business is subject to the risk of litigation by employees, students, suppliers, competitors, minority partners, stockholders, government agencies or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. The outcome of litigation, particularly class action lawsuits, regulatory actions and intellectual property claims, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to these lawsuits may remain unknown for substantial periods of time. In addition, certain of these lawsuits, if decided adversely to us or settled by us, may result in liability material to our financial statements as a whole or may negatively affect our operating results if changes to our business operation are required. The cost to defend future litigation may be significant. There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may materially adversely affect our business, financial condition and results of operations. See "Item 3—Legal Proceedings."

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

        In 2014, we launched EiP as an enterprise wide initiative to optimize and standardize our processes to enable sustained growth and margin expansion. The program, which we refer to as EiP Wave 1, was developed to enable vertical integration of procurement, information technology, finance, accounting, and human resources, thus enabling us to fully leverage the growing size and scope of our local operations while also enhancing our internal controls. This initiative is largely completed and has generated significant cost savings. The savings we have generated from this initiative, however, could be offset by many factors, including, among others, lack of acceptance by local regulators and institutions, inability to identify and hire qualified personnel to staff SSOs and unanticipated technical difficulties.

        Following implementation of EiP Wave 1, we further evaluated additional opportunities for efficiencies and savings related to the mid-office functions (including, for example, student information systems and the enrollment-to-graduation cycle) as well as general and administrative structure and certain student-facing activities. We anticipate realizing $75 to $100 million of annual savings (generated primarily from general and administrative expense and technology-enabled efficiency solutions) by year end 2019. To achieve these savings, we expect to have approximately $125 million of one-time costs associated with severance and restructuring expenses, as well as costs related to technology investments. Approximately 50% of these one-time costs were incurred in 2017; we anticipate that the remainder will be incurred in 2018 and 2019. There can be no assurance that we will achieve these savings goals or that we will not have to make additional investments in these programs to do so.

        If we are not able to fully implement the EiP program and the SSOs successfully and timely and at the costs that we currently anticipate, or if these initiatives do not generate their intended operating efficiencies, this could have a material adverse effect on our business, financial condition and results of operations.

We are conducting an internal investigation of one of our network institutions for violations of the Company's policies, and possible violations of the FCPA and other applicable laws. A violation of these laws and regulations could subject us to penalties, harm our reputation and materially adversely affect our business, financial condition and results of operations.

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

        In June 2016, the Audit Committee of the Board of Directors initiated an internal investigation into this matter with the assistance of external counsel. The investigation concerns the facts surrounding the donation, violations of the Company's policies, and possible violations of the FCPA and other applicable laws in what appears to be a fraud perpetrated by the former senior executive at our network institution in Turkey and other external individuals. This includes an investigation to determine if the diversion was part of a scheme to misappropriate the funds and whether any portion of the funds was paid to government officials. As of the date of this Form 10-K, we have not identified that any other officers or employees outside of Turkey were involved in the diversion of the intended donation. Although we are pursuing efforts to recover the diverted funds, including through legal proceedings, there is no assurance that we will be successful. As a result of the investigation, we took steps to remove the former senior executive at our network institution in Turkey and he is no longer affiliated with that institution.

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

        In September 2016, we voluntarily disclosed the investigation to the U.S. Department of Justice (the "DOJ") and the Securities and Exchange Commission (the "SEC"). The Company is fully cooperating with these agencies in their investigations and inquiries relating to this matter. The Company has internal controls and compliance policies and procedures that are designed to prevent misconduct of this nature and support compliance with laws and best practices throughout its global operations. The Company is taking steps to enhance these internal controls and compliance policies and procedures. The governmental and Company investigations relating to these matters are ongoing, and we cannot predict the outcome at this time, or the impact, if any, to the Company's consolidated financial statements or predict how the resulting consequences, if any, may impact our internal controls and compliance policies and procedures, business, ability or right to operate in Turkey, results of operations or financial position. If we are found to have violated the FCPA or other laws applicable to us, we may be subject to criminal and civil penalties and other remedial measures, which could materially adversely affect our business, financial condition, results of operations and liquidity.

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

        In the course of preparing our consolidated financial statements as of and for the year ended December 31, 2013, we identified certain material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The material weaknesses related to (1) an inadequate contract management process, (2) inadequate accounting for tax matters, (3) inadequate knowledge of GAAP in the non-U.S. finance organization, (4) inadequate journal entry review processes and (5) inadequate controls over key reports and spreadsheets. We have remediated four of the five material weaknesses; however, as described below, the material weakness related to inadequate controls over key reports and spreadsheets remained at December 31, 2017.

        As of December 31, 2017, we identified a material weakness in our internal control over financial reporting related to inadequate controls over key reports and spreadsheets, as discussed above. Specifically, we did not design adequate controls to address the completeness and accuracy of key reports and spreadsheets. This material weakness (in combination with other prior material weaknesses discussed above, which have since been remediated) contributed to a revision to our audited financial statements for the year ended December 31, 2013. This material weakness could result in additional misstatements to accounts and disclosures that would result in a material misstatement of our consolidated financial statements that would not be prevented or detected.

        As of December 31, 2016, we identified three additional material weaknesses which still exist as of December 31, 2017, as follows:

  •
  We identified a material weakness in our risk assessment process, which we determined was not operating adequately to identify and address the risks to our business and to establish appropriate control objectives given the environment in which we operate and the decentralized structure used to manage our operating activities. This material weakness in our risk assessment process was a factor contributing to two additional material weaknesses which we have further described below:

  •
  We identified a material weakness in that we did not appropriately assess the risks relating to our contracting processes and did not have controls that were properly designed or operating effectively to detect and prevent fraud (referred to as the Contract Legal Compliance material weakness). Specifically, our controls over contracting processes were not designed or operating effectively to incorporate appropriate levels of due diligence, requisite management approvals, segregation of duties or ongoing monitoring. This material weakness allowed for the occurrence of the incident in our network institution in Turkey as discussed in "Item 1—Business—Industry

    Regulation—Turkish Regulation and Internal Investigation," as well as certain other contracting irregularities at other network institutions that also necessitated an internal investigation. This control deficiency could result in material misstatements of the accounts and disclosures that would result in a material misstatement of our consolidated financial statements that would not be prevented or detected.

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

        We have commenced the remediation of these material weaknesses and other deficiencies. Our efforts to remediate these material weaknesses may not be effective. If our efforts to remediate these material weaknesses are not successful, the remediated material weaknesses may reoccur, the current material weaknesses may not be remediated in a timely manner, or other material weaknesses could occur in the future.

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

        Our U.S. Institutions are subject to extensive regulatory requirements, including at the federal, state, and accrediting agency levels. Many students at our U.S. Institutions rely on the availability of federal student financial aid programs, known as Title IV programs, which are administered by the DOE, to finance their cost of attending our institutions. For the fiscal year ended December 31, 2017, Kendall College, NewSchool of Architecture and Design, St. Augustine and Walden University derived approximately 31%, 35%, 65% and 73%, respectively, of their revenues (calculated on a cash basis) from Title IV program funds. In the aggregate, our U.S. Institutions derived approximately $498 million of revenues (calculated on a cash basis) from Title IV programs during the year ended December 31, 2017.

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

If any of the U.S. education regulatory agencies or commissions that regulate us do not approve or delay any required approvals of transactions involving a change of control, our ability to operate or participate in Title IV programs may be impaired.

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

        Our failure to obtain any required approval of any transactions from the DOE, the institutional accrediting agencies, or the pertinent state educational agencies could result in one or more of our U.S. Institutions losing continued eligibility to participate in the Title IV programs, accreditation or state licensure, which could have a material adverse effect on our U.S. business, financial condition and results of operations.

Congress may revise the laws governing Title IV programs or reduce funding for those and other student financial assistance programs, and the DOE may revise its regulations administering Title IV programs, any of which could reduce our enrollment and revenues and increase costs of operations.

        The U.S. Higher Education Act (the "HEA") is a federal law that governs Title IV programs. The U.S. Congress must authorize and appropriate funding for Title IV programs under the HEA and can change the laws governing Title IV programs at any time. The HEA was most recently reauthorized in August 2008. Congress is currently in the process of reauthorizing the HEA and has conducted hearings examining various issues including, but not limited to, the streamlining of Title IV financial aid programs and repayment systems, the role of consumer information in college choices by students and families, whether Title IV programs should include institutional risk sharing, and the role of accrediting agencies in ensuring institutional quality, among other items. On December 13, 2017, the Committee on Education and the Workforce of the U.S. House of Representatives approved legislation to reauthorize the HEA, titled the "Promoting Real Opportunity, Success, and Prosperity through Education Reform Act" (PROSPER Act). If enacted in its current form, this legislation would substantially amend the HEA, including but not limited to changes to Title IV programs and provisions governing institutional participation therein. We cannot predict the timing and terms of any eventual HEA reauthorization, including any potential changes to institutional participation or student eligibility requirements or funding levels for particular Title IV programs, which terms may materially adversely affect our business, financial condition and results of operations.

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

        In recent years, the DOE has promulgated a substantial number of new regulations that impact our U.S. Institutions, including, but not limited to, state authorization, gainful employment, financial responsibility, borrower defenses to repayment, and the definition of a credit hour for the purpose of determining program eligibility for Title IV student financial aid. On October 30, 2014, the DOE published regulations to define "gainful employment" for the purposes of the Title IV program requirement that educational programs offered by proprietary institutions prepare students for gainful employment in recognized occupations, which became effective on July 1, 2015. On July 5, 2017, the DOE further announced that it would allow additional time, until July 1, 2018, for institutions to comply with certain disclosure requirements in the gainful employment regulations. On June 16, 2017, the DOE published a notice of intent to establish a negotiated rulemaking committee to develop proposed revisions to the gainful employment regulations. The DOE held negotiated rulemaking sessions on the gainful employment rule in December 2017 and February 2018, and will hold another negotiated rulemaking session in March 2018. If issued, any new gainful employment regulations would be effective July 1, 2019. We cannot predict with any certainty the outcome of the negotiated rulemaking or the extent to which revised gainful employment regulations may differ from the current regulations.

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

        Under the DOE's current regulations, a William D. Ford Federal Direct Loan Program (the "Direct Loan Program") borrower may assert as a defense to repayment any "act or omission of the school attended by the student that would give rise to a cause of action against the school under applicable State law." On November 1, 2016, the DOE published a rule that, among other provisions, established new standards and processes for determining whether a Direct Loan Program borrower has a defense to repayment ("DTR") on a loan due to acts or omissions by the institution at which the loan was used by the borrower for educational expenses. The regulations were to take effect on July 1, 2017. On June 15, 2017, the DOE announced an indefinite delay to its implementation of the regulations, and on June 16, 2017 published a notice of intent to establish a negotiated rulemaking committee to develop proposed revisions to the rule.

        Among other topics, the now-delayed rule established permissible borrower defense claims for discharge, procedural rules under which claims would be adjudicated, time limits for borrowers' claims, and guidelines for recoupment by the DOE of discharged loan amounts from institutions of higher education. It also prohibited schools from using any pre-dispute arbitration agreements, prohibited schools from prohibiting relief in the form of class actions by student borrowers, and invalidated clauses imposing requirements that students pursue an internal dispute resolution process before contacting authorities regarding concerns about an institution. For proprietary institutions, the now-delayed rule described the threshold for loan repayment rates that would require specific disclosures to current and prospective students and the applicable loan repayment rate methodology. The now-delayed rule also established important new financial responsibility and administrative capacity requirements for both not-for-profit and for-profit institutions participating in the Title IV programs. Under the now-delayed rule, certain events would automatically trigger a letter of credit, and the DOE retained discretion to impose a letter of credit upon the occurrence of other events.

        The DOE held negotiated rulemaking sessions in November 2017, January 2018 and February 2018 regarding the DTR regulations. The DOE and negotiators failed to reach consensus on revised DTR regulations, and the DOE is now expected to issue revised DTR regulations for comment by the summer of 2018, with the rules becoming final by November 1, 2018. If issued, any new DTR regulations would be effective July 1, 2019. We cannot state with any certainly how the revised DTR regulations will differ from the now-delayed rule. Any new DTR regulations, whether or not they are similar to the now-delayed regulations, could have a direct and substantial impact on our U.S. Institutions. In the meantime, regardless of the status of new DTR regulations, our U.S. Institutions are subject to student loan discharge liabilities. If we are required to repay the DOE for any successful DTR claims by students who attended our U.S. Institutions, or we are required to obtain additional letters of credit or increase our current letter of credit, it could materially affect our business, financial conditions and results of operations. We cannot predict with any certainty the outcome of the litigation brought against the DOE, the extent to which a revised DTR rule may differ from the previously promulgated DTR regulations, or the impact that such a revised rule might have on our business.

Hearings and examinations of the for-profit educational industry could result in negative publicity, additional legislation, rulemaking by the DOE and other federal regulatory agencies, and other restrictions on our business.

        The U.S. Congress and the Department of Defense ("DoD") have increased their focus in recent years on DoD tuition assistance that is used for distance education and programs at proprietary institutions. On multiple occasions since an April 2012 Executive Order, the DoD has revised its standard Memorandum of Understanding ("MOU") to include additional provisions applicable to all higher educational institutions providing educational programs through the DoD tuition assistance program. Our U.S. Institutions utilizing tuition assistance have signed DoD's standard MOU.

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

        Our online educational programs offered by our U.S. Institutions and the constantly changing regulatory environment require us to continually evaluate our state regulatory compliance activities. We review the licensure requirements of other states when appropriate to determine whether our activities in those states constitute a presence or otherwise require licensure or authorization by the respective state education agencies. Therefore, in addition to the states where we maintain physical facilities, we have obtained, or are in the process of obtaining, approvals or exemptions that we believe are necessary in connection with our activities that may constitute a presence in such other states requiring licensure or authorization by the state educational agency based on the laws, rules or regulations of that state. Some of our approvals are pending or are in the renewal process. Some of our U.S. Institutions do not have current approvals or exemptions from all of the state educational agencies that may require such an approval or exemption due to the U.S. Institution enrolling students via distance education in the state. If any of our U.S. Institutions fail to comply with state licensure or authorization requirements, we could be subject to various sanctions, including restrictions on recruiting students, providing educational programs and other activities in that state, and fines and penalties. Additionally, new laws, regulations or interpretations related to providing online educational programs and services could increase our cost of doing business and affect our ability to recruit students in particular states, which could, in turn, negatively affect enrollments and revenues and otherwise have a material adverse effect on our business, financial condition and results of operations.

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

        In recent years, the proprietary education industry has experienced broad-based, intensifying scrutiny in the form of increased investigations and enforcement actions. The U.S. Federal Trade Commission (the "FTC") has issued civil investigative demands to several other U.S. proprietary educational institutions, which require the institutions to provide documents and information related to the advertising, marketing, or sale of secondary or postsecondary educational products or services, or educational accreditation products or services. The Consumer Financial Protection Bureau ("CFPB") has also initiated a series of investigations against other U.S. proprietary educational institutions alleging that certain institutions' lending practices violate various consumer finance laws. In addition, attorneys general in several states have become more active in enforcing consumer protection laws, especially related to recruiting practices and the financing of education at proprietary educational institutions.

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

        On September 8, 2016, as part of a program review that the Minnesota Office of Higher Education ("MOHE") is conducting of Walden University's doctoral programs, MOHE sent to Walden University an information request regarding its doctoral programs and complaints filed by doctoral students. We have been informed by MOHE that in an effort to better understand the context, background and issues related to doctoral student complaints in Minnesota, MOHE is initiating a full review of doctoral programs for certain institutions registered in Minnesota. MOHE has informed us that it expects to issue a report regarding its program review in 2018. We cannot predict the outcome of this matter. However, if MOHE makes an adverse determination, it could have a material adverse effect on our business, financial condition and results of operations.

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

        As described in more detail under "Item 1—Business—Industry Regulation—U.S. Regulation," the DOE annually assesses our U.S. Institutions' financial responsibility through a composite score determination based on the Laureate consolidated audited financial statements and not at the individual institutional level. Based on Laureate's composite score for its fiscal year ended December 31, 2016, the DOE determined that it, and consequently, Walden University, NewSchool of Architecture and Design, Kendall College and St. Augustine failed to meet the standards of financial responsibility. As a result, in a letter dated October 30, 2017, the Department required Laureate to increase its existing letter of credit to $136,887,941 (15% of the Title IV program funds that the schools received during the most recently completed fiscal year), continued the institutions on Heightened Cash Monitoring 1 and required Laureate to continue to comply with additional notification and reporting requirements, including submitting bi-weekly cash flow statements for Laureate and monthly student rosters of the institutions. In a letter dated March 1, 2018, the DOE required Laureate to provide additional ongoing information about its current operations and future plans, including bi-weekly updates on its cash balances and monthly cash flow statements and student rosters for its U.S. Institutions, beginning in April 2018.

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

        On November 1, 2016, as part of its defense to repayment rulemaking, the DOE issued a rule to revise its general standards of financial responsibility to include various actions and events that would require institutions to provide the DOE with irrevocable letters of credit upon the occurrence of certain triggering events. In June 2017, the DOE announced an indefinite delay in implementing these regulations and also announced its intent to establish a negotiated rulemaking committee to develop proposed revisions to these regulations. For additional information regarding this rule and current rulemaking, see "—The DOE may adopt regulations governing federal student loan debt forgiveness that could result in liability for amounts based on borrower defenses or affect the DOE's assessment of our institutional capability." If we are required to repay the DOE for any successful DTR claims by students who attended our U.S. Institutions, or we are required to obtain additional letters of credit or increase our current letter of credit, it could materially affect our business, financial conditions and results of operations.

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

        A provision of the HEA commonly referred to as the "90/10 Rule" provides that a for-profit educational institution loses its eligibility to participate in Title IV programs if, under a complex regulatory formula that requires cash basis accounting and other adjustments to the calculation of revenues, the institution derives more than 90% of its revenues from Title IV program funds for any two consecutive fiscal years. If any of our U.S. Institutions were to violate the 90/10 Rule, that institution would become ineligible to participate in Title IV programs as of the first day of the fiscal year following the second consecutive fiscal year in which the institution exceeded the 90% threshold and would be unable to regain eligibility for two fiscal years thereafter. In addition, an institution that derives more than 90% of its revenue (on a cash basis) from Title IV programs for any single fiscal year will be placed on provisional certification for at least two fiscal years and may be subject to additional conditions or sanctions imposed by the DOE. Using the DOE's formula under the "90/10 Rule," Kendall College, NewSchool of Architecture and Design, St. Augustine and Walden University derived approximately 31%, 35%, 65% and 73% of their revenues (calculated on a cash basis), respectively, from Title IV program funds for the fiscal year ended December 31, 2017.

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

        Kendall College's official cohort default rates for the 2014, 2013 and 2012 federal fiscal years were 11.3%, 10.0% and 7.9%, respectively. NewSchool of Architecture and Design's official cohort default rates for the 2014, 2013 and 2012 federal fiscal years were 5.2%, 5.1% and 10.2%, respectively. St. Augustine's official cohort default rates for the 2014, 2013 and 2012 federal fiscal years were 0.0%, 0.2% and 0.5%, respectively. Walden University's official cohort default rates for the 2014, 2013 and 2012 federal fiscal years were 7.5%, 6.7% and 6.8%, respectively. The average national student loan default rates published by the DOE for all institutions that participated in the federal student aid programs for 2014, 2013 and 2012 were 11.5%, 11.3% and 11.8%, respectively, and for all proprietary institutions that participated in the federal student aid programs for 2014, 2013 and 2012 were 15.5%, 15.0% and 15.8%, respectively.

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

        Under the HEA, proprietary schools generally are eligible to participate in Title IV programs in respect of educational programs that lead to "gainful employment in a recognized occupation." Historically, the concept of "gainful employment" has not been defined in detail. On October 30, 2014, the DOE published regulations to define "gainful employment," which became effective on July 1, 2015. The regulations define this concept using two ratios, one based on annual debt-to-annual earnings ("DTE") and another based on annual debt-to-discretionary income ("DTI") ratio. Under the regulations, an educational program with a DTE ratio at or below 8% or a DTI ratio at or below 20% is considered "passing." An educational program with a DTE ratio greater than 8% but less than or equal to 12% or a DTI ratio greater than 20% but less than or equal to 30% is considered to be "in the zone." An educational program with a DTE ratio greater than 12% and a DTI ratio greater than 30% is considered "failing." An educational program will cease to be eligible for students to receive Title IV program funds if its DTE and DTI ratios are failing in two out of any three consecutive award years or if both of those rates are failing or in the zone for four consecutive award years. The regulations also require an institution to provide warnings to current and prospective students in programs which may lose Title IV eligibility at the end of an award or fiscal year. For more information see "Item 1—Business—Industry Regulation—U.S. Regulation—Regulation of Federal Student Financial Aid Programs—Gainful Employment."

        In January 2017, the DOE issued final DTE rates to institutions. Among the Classification of Instructional Programs reported within NewSchool of Architecture and Design, Kendall College and Walden University, the DOE has indicated that we had one that failed and five in the zone. This represents a total of one educational program that failed and ten in the zone. St. Augustine had no programs that failed or were in the zone. The percentage of students enrolled in the educational program that failed represents approximately 1% of the students currently enrolled in our U.S. Institutions. The percentage of students enrolled in the educational programs that were in the zone represents approximately 5%. We are currently examining and implementing options for each of these programs and their students. We are discontinuing the program that failed. For one of the programs in the zone, we conducted an alternate salary survey and are appealing the zone score to the DOE. Additionally, the regulations require an institution to certify to the DOE that its educational programs subject to the gainful employment requirements, which include all programs offered by our U.S. Institutions, meet the applicable requirements for graduates to be professionally or occupationally licensed or certified in the state in which the institution is located. The regulations also include requirements for the reporting of student and program data by institutions to the DOE and expand the disclosure requirements that have been in effect since July 1, 2011. On July 5, 2017, the DOE announced that it would allow additional time, until July 1, 2018, for institutions to comply with certain disclosure requirements in the gainful employment regulations.

        On June 16, 2017 the DOE published a notice of intent to establish a negotiated rulemaking committee to develop proposed revisions to the gainful employment regulations. The DOE held negotiated rulemaking sessions on the gainful employment rule in December 2017 and February 2018, and will hold another negotiated rulemaking session in March 2018 nt. If issued, any revised gainful employment regulations would be effective July 1, 2019. We cannot predict with any certainty the outcome of the negotiated rulemaking or the extent to which revised gainful employment regulations may differ from the current regulations.

        The failure of any program or programs offered by any of our U.S. Institutions to satisfy any gainful employment regulations could render that program or programs ineligible for Title IV program funds. Additionally, any gainful employment data released by the DOE about our U.S. Institutions or warnings provided under the regulations could influence current students not to continue their studies, discourage prospective students from enrolling in our programs or negatively impact our reputation. If a particular educational program ceased to become eligible for Title IV program funds, either because it fails to prepare students for gainful employment in a recognized occupation or due to other factors, we may choose to cease offering the program. It is possible that several programs offered by our schools may be adversely affected by the regulations due to lack of specialized program accreditation or certification or in the states in which such institutions are based. We also could be required to make changes to certain programs in the future in order to comply with the rule or to avoid the uncertainty associated with such compliance. Any of these factors could reduce enrollments, impact tuition prices, and have a material adverse effect on our U.S. Institutions' business, financial condition and results of operations.

If we fail to maintain adequate systems and processes to detect and prevent fraudulent activity in student enrollment and financial aid, our business could be materially adversely affected.

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

        Because we operate in a highly regulated industry, we may be subject to compliance reviews and claims of noncompliance and lawsuits by government agencies, regulatory agencies and third parties, including claims brought by third parties on behalf of the federal government. On September 21, 2015, the Higher Learning Commission notified Kendall College that the Higher Learning Commission placed the school on ongoing financial monitoring over the next 24 months. Such action was primarily due to concerns over the school's continued reliance upon Laureate to provide financial support to sustain its operations. See also "—We could be subject to sanctions if any of our U.S. Institutions fails to correctly calculate and timely return Title IV program funds for students who withdraw before completing their educational program." The Higher Learning Commission also conducted an on-site mid-cycle review of Kendall on May 1, 2017. At its March 2018 meeting, the Institutional Actions Council of the Higher Learning Commission will consider the report for that mid-cycle review and Kendall's response. The Institutional Actions Council's recommendation will be considered by the Higher Learning Commission Board at its June 2018 meeting.

        On September 8, 2016, as part of a program review that MOHE is conducting of Walden University's doctoral programs, MOHE sent to Walden University an information request regarding its doctoral programs and complaints filed by doctoral students. We have been informed by MOHE that in an effort to better understand the context, background and issues related to doctoral student complaints in Minnesota, MOHE is initiating a full review of doctoral programs for certain institutions registered in Minnesota. MOHE has informed us that it expects to issue a report regarding its program review in 2018.

        The Higher Learning Commission conducted an on-site mid-cycle review of Walden University on May 1, 2017. The Higher Learning Commission determined that Walden University met the accreditation criteria, with the exception of two, for which it is requiring the school to submit follow-up reports. Specifically, Walden University must submit an interim report by May 2018 regarding its progress in addressing the "material weakness" (pertaining to Laureate's control over information technology systems) as identified by its auditors in its December 31, 2016 financial statements, and a second interim report by May 2019 regarding retention and graduation rate improvements to doctoral programs.

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

Risks Relating to Our Indebtedness

The fact that we have substantial debt could materially adversely affect our ability to raise additional capital to fund our operations and limit our ability to pursue our strategy or to react to changes in the economy or our industry.

        We have substantial debt. As of December 31, 2017 we had outstanding: (a) a senior secured credit facility (the "Senior Secured Credit Facilities") consisting of (1) a multi currency revolving credit facility scheduled to mature in April 2022 and (2) a senior secured term loan facility scheduled to mature in April 2024 (the "2024 Term Loan"); (b) senior notes consisting of Senior Notes due 2025; and (c) other long term indebtedness, consisting of capital lease obligations, notes payable, seller notes and borrowings against certain lines of credit. Our debt could have important negative consequences to our business, including:

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

  •
  limiting our ability to pursue our strategy;

  •
  limiting our ability to adjust to changing market conditions; and

  •
  placing us at a competitive disadvantage compared to our competitors who are less highly leveraged.

        We and our subsidiaries may be able to incur substantial additional indebtedness in the future, subject to the restrictions contained in the senior secured credit agreement governing our Senior Secured Credit Facilities and the indenture governing our outstanding Senior Notes due 2025. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.

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

        If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our senior secured credit agreement governing our Senior Secured Credit Facilities and the indenture governing our outstanding Senior Notes due 2025 restrict our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.

Repayment of our debt is dependent on cash flow generated by our subsidiaries and their ability to make distributions to us or return cash via other repatriation strategies.

        Our subsidiaries own a significant portion of our assets and conduct a significant portion of our operations. Accordingly, repayment of our indebtedness is dependent, to a significant extent, on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Because the majority of our indebtedness is denominated in U.S. dollars, the strengthening of the U.S. dollar against the local currencies in countries where we have significant operations has an adverse impact on our cash flows when translated into U.S. dollars and, accordingly, could have a material adverse impact on our ability to repay the obligations under our outstanding indebtedness. Unless they are guarantors of our Senior Secured Credit Facilities or our outstanding notes, our subsidiaries do not have any obligation to pay amounts due on our indebtedness or to make funds available for that purpose. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each subsidiary is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. Our non-guarantor subsidiaries include foreign subsidiaries and they may be prohibited by law or other regulations from distributing funds to us and/or we may be subject to payment of repatriation taxes and withholdings. Our non-guarantor subsidiaries account for substantially all of our total revenue, our total Adjusted EBITDA, and our total assets and our total liabilities (other than our Senior Secured Credit Facilities and our outstanding Senior Notes due 2025). While the senior secured credit agreement governing our Senior Secured Credit Facilities and the indenture governing our outstanding Senior Notes due 2025 limit the ability of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to certain qualifications and exceptions. In the event that we do not receive distributions from our subsidiaries or receive cash via other cash repatriation strategies for services rendered and intellectual property, or if the strengthening of the U.S. dollar against local currencies significantly reduces the amount of such distributions when translated into U.S. dollars, we may be unable to make required principal and interest payments on our indebtedness.

Our debt agreements contain, and future debt agreements may contain, restrictions that may limit our flexibility in operating our business.

        The senior secured credit agreement governing our Senior Secured Credit Facilities and the indenture governing our outstanding Senior Notes due 2025 contain various covenants that may limit our ability to engage in specified types of transactions. These covenants limit our and our restricted subsidiaries' ability to, among other things:

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

        In addition, the senior secured credit agreement governing our Senior Secured Credit Facilities provides for compliance with the Consolidated Senior Secured Debt to Consolidated EBITDA Ratio, as defined in the senior secured credit agreement, solely with respect to the revolving line of credit facility, which is tested quarterly. The maximum ratio, as defined, was 5.3x, 4.5x and 3.75x at December 31, 2015, 2016 and 2017, respectively. As of December 31, 2017, we satisfied certain conditions under the Senior Secured Credit Facilities; therefore, we were not subject to this leverage ratio covenant as of December 31, 2017.

        The senior secured credit agreement governing our Senior Secured Credit Facilities and the indenture governing our outstanding Senior Notes due 2025 also include cross-default provisions applicable to other agreements. A breach of any of these covenants could result in a default under the agreement governing such indebtedness, including as a result of cross-default provisions. In addition, failure to make payments or observe certain covenants on the indebtedness of our subsidiaries may cause a cross default on our Senior Secured Credit Facilities and our outstanding Senior Notes due 2025. Upon our failure to maintain compliance with these covenants, the lenders could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If the lenders under such indebtedness accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay those borrowings, as well as our other indebtedness. We have pledged a significant portion of our assets as collateral under our Senior Secured Credit Facilities. If we were unable to repay those amounts, the lenders under our Senior Secured Credit Facilities could proceed against the collateral granted to them to secure that indebtedness.

We rely on contractual arrangements and other payments, advances and transfers of funds from our operating subsidiaries to meet our debt service and other obligations.

        We conduct all of our operations through certain of our subsidiaries, and we have no significant assets other than cash of $11.3 million as of December 31, 2017 held at corporate entities and the capital stock or other control rights of our subsidiaries. As a result, we rely on payments from contractual arrangements, such as intellectual property royalty, network fee and management services agreements. In addition, we also rely upon intercompany loan repayments and other payments from our operating subsidiaries to meet any existing or future debt service and other obligations, a substantial portion of which are denominated in U.S. dollars. The ability of our operating subsidiaries to pay dividends or to make distributions or other payments to their parent companies or directly to us will depend on their respective operating results and may be restricted by, among other things, the laws of their respective jurisdictions of organization, regulatory requirements, agreements entered into by those operating subsidiaries and the covenants of any existing or future outstanding indebtedness that we or our subsidiaries may incur. For example, our VIE institutions generally are not permitted to pay dividends. Further, because most of our income is generated by our operating subsidiaries in non-U.S. dollar denominated currencies, our ability to service our U.S. dollar denominated debt obligations may be affected by any strengthening of the U.S. dollar compared to the functional currencies of our operating subsidiaries.

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

        We believe that our cash flows from operations, cash, investments and borrowings under our multi-currency revolving credit facility will be adequate to fund our current operating plans for the foreseeable future. However, we may need additional debt or equity financing in order to finance our continued growth and to fund the put/call arrangements with certain minority stockholders. In addition, we may be required to buy additional interests in certain higher education institutions and redeem the shares of our Series A Preferred Stock at specified times in the future. The amount and timing of such additional financing will vary principally depending on the timing and size of acquisitions and new institution openings, the willingness of sellers to provide financing for future acquisitions and the cash flows from our operations. Given current global macro conditions, companies with emerging market exposure have been more affected by recent market volatility, which has been reflected in the trading level of our Senior Notes due 2025, which have at various times traded at a significant discount to par. During the second quarter of 2015, one of the leading U.S. credit rating agencies downgraded our credit rating one notch and during the second quarter of 2016, another of the leading U.S. credit rating agencies downgraded our credit rating one notch. A significantly discounted trading price for our Senior Notes due 2025, as well as the reduced credit rating, could materially and adversely affect our ability to obtain additional debt financing in the future. To the extent that we require additional financing in the future and are unable to obtain such additional financing, we may not be able to fully implement our strategy.

Our variable rate debt exposes us to interest rate risk which could materially adversely affect our cash flow.

        Borrowings under our Senior Secured Credit Facilities and certain local credit facilities bear interest at variable rates and other debt we incur also could be variable-rate debt. If market interest rates increase, variable-rate debt will create higher debt service requirements, which could materially adversely affect our cash flow. If these rates were to increase significantly, the risks related to our substantial debt would intensify. While we have and may in the future enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk. Based on our outstanding variable-rate debt as of December 31, 2017, after factoring in the impact of derivatives, an increase of 1% in interest rates would result in an increase in interest expense of approximately $13.4 million on an annual basis.

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

        As a public benefit corporation, we may take actions that we believe will benefit our students and the surrounding communities, even if those actions do not maximize our short- or medium-term financial results. While we believe that this designation and obligation will benefit the Company given the importance to our long-term success of our commitment to education, it could cause our board of directors to make decisions and take actions not in keeping with the short-term or more narrow interests of our stockholders. Any longer-term benefits may not materialize within the timeframe we expect or at all and may have an immediate negative effect. For example:

  •
  we may choose to revise our policies in ways that we believe will be beneficial to our students and their communities in the long term, even though the changes may be costly in the short- or medium-term;

  •
  we may take actions, such as modernizing campuses to provide students with the latest technology, even though these actions may be more costly than other alternatives;

  •
  in exiting a market that is not meeting our goals, we may choose to "teach out" the existing student body over several years rather than lose an institution; even though this could be substantially more expensive;

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

The price of our Class A common stock has been and may continue to be volatile, and you could lose all or part of your investment as a result.

        We completed our IPO in February 2017. Since our IPO, the price of our Class A common stock, as reported by the Nasdaq Global Select Market, has ranged from a low of $10.46 on November 15, 2017 to a high of $18.96 on June 28, 2017. The trading price of our Class A common stock may continue to fluctuate and is dependent upon a number of factors, including those described in this "Item 1A—Risk Factors" section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our Class A common stock as you may be unable to sell your shares at or above the price you paid, or at all. Factors that could cause fluctuations in the trading price of our Class A common stock include the following:

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

  •
  changes in laws or conditions in the education industry, the financial markets or the economy as a whole;

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

  •
  the occurrence of any event described in "Item 1A—Risk Factors";

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

If we or our existing investors sell or announce an intention to sell additional shares of our Class A common stock, and when all outstanding shares of our Series A Preferred Stock are converted into shares of our Class A common stock, the market price of our Class A common stock could decline.

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

        The holders of the shares of Series A Preferred Stock may convert their shares of Series A Preferred Stock into shares of our Class A common stock at any time. We expect to issue an aggregate of approximately 35.3 million to 40.0 million shares of Class A common stock if all such shares of Series A Preferred Stock are converted. Depending on when and in what manner the shares of Series A Preferred Stock are converted, or may be sold pursuant to a registration statement or

Rule 144, the shares of Class A common stock issued upon conversion may or may not be subject to any lock up agreements and may be sold pursuant to Rule 144 under the Securities Act of 1933, as amended, depending on their holding period and subject to restrictions in the case of shares held by persons deemed to be our affiliates.

        As of December 31, 2017, 132,442,994 shares of our Class B common stock were outstanding. Such amount excludes 1,772,374 shares of Class B common stock issuable upon the exercise of outstanding vested stock options under the 2007 Stock Incentive Plan (the "2007 Plan"), 6,512,946 shares of Class B common stock issuable upon the exercise of outstanding vested stock options under the 2013 Long-Term Incentive Plan (the "2013 Plan"), 150,987 shares of Class B common stock subject to outstanding unvested stock options under the 2013 Plan, 1,646,946 shares of Class A common stock and/or Class B common stock reserved for future issuance under the 2013 Plan, 7,432 shares of Class B common stock reserved for future issuance under the Laureate Education, Inc. Deferred Compensation Plan (the "Deferred Compensation Plan"), and all shares of Class A common stock issuable upon conversion of the Series A Preferred Stock. See Note 19, Benefit Plans, in our consolidated financial statements for additional information regarding the Deferred Compensation Plan. All of our outstanding shares of Class B common stock became eligible for sale on August 5, 2017. Sales of a substantial number of shares of our Class B common stock, which will automatically convert into Class A common stock upon sale, could cause the market price of our Class A common stock to decline.

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

        Each share of our Class B common stock has ten votes per share, and each share of our Class A common stock has one vote per share. As of December 31, 2017, stockholders who hold shares of Class B common stock, including Wengen, and our executive officers, employees and directors and their affiliates, together hold approximately 96.0% of the voting power of our outstanding capital stock, and therefore have significant influence over the management affairs of the Company and control over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. Because of the 10-to-1 voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock even when the shares of Class B common stock represent less than a majority of the outstanding shares of our Class A and Class B common stock.

        The Wengen Investors have control over our decisions to enter into any corporate transaction and the ability to prevent any transaction that requires stockholder approval regardless of whether others believe that the transaction is in our best interests. So long as the Wengen Investors continue to have an indirect interest in a majority of our outstanding Class B common stock, they have the ability to control the vote in any election of directors. This concentrated control limits your ability to influence corporate matters. The interests of the Wengen Investors and other holders of Class B common stock may not coincide with the interests of holders of the Class A common stock. In addition, in connection with the completion of our IPO, we entered into a new Wengen Securityholders' Agreement dated as of February 6, 2017, by and among Wengen, Laureate and the other parties thereto (as amended and restated from time to time, the "Wengen Securityholders' Agreement"), pursuant to which certain of the Wengen Investors have certain rights to appoint directors to our board of directors and its committees.

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

We are a "controlled company" within the meaning of the Nasdaq rules and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements. Holders of our securities do not have the same protections afforded to stockholders of companies that are subject to such requirements.

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

        We currently utilize these exemptions and intend to continue to do so. As a result, we do not have a majority of independent directors, our nominating and corporate governance committee and our compensation committee do not consist entirely of independent directors and such committees are not subject to annual performance evaluations. Accordingly, for so long as we are a "controlled company," you will not have the same protections afforded to holders of securities of companies that are subject to all of the corporate governance requirements of Nasdaq.

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

If we do not maintain adequate coverage of our Class A common stock by securities analysts or if they publish unfavorable commentary about us or our industry or downgrade our Class A common stock, the trading price of our Class A common stock could decline.

        The trading price for our Class A common stock could be affected by any research or reports that securities analysts publish about us or our business. If one or more of the analysts who cover us or our business downgrade their evaluations of our Class A common stock, the price of our Class A common stock could decline. We may be unable to maintain adequate research coverage, and if one or more analysts cease coverage of our company, we could lose visibility in the market for our Class A common stock, which in turn could cause our stock price to decline.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Laureate is headquartered in Baltimore, Maryland. As of December 31, 2017, there were more than 200 Laureate locations around the world. These locations include buildings and land comprising a total of approximately 124.8 million square feet, of which, approximately 59.3 million square feet were under lease and approximately 65.6 million square feet were owned. The following table summarizes the properties leased and owned by segment:

Segment	Square feet leased space	Square feet owned space	Total square feet
Brazil	11,479,548	2,837,295	14,316,843
Mexico	29,005,537	8,998,500	38,004,037
Andean & Iberian	6,743,514	13,193,993	19,937,507
Central America & U.S. Campuses	6,481,212	3,446,200	9,927,412
EMEAA	4,331,886	34,893,959	39,225,845
Online & Partnerships	812,531	—	812,531
Corporate (including headquarters)	152,728	—	152,728

Total	59,006,956	63,369,947	122,376,903

        Our Brazil, Mexico, Andean & Iberian, Central America & U.S. Campuses and EMEAA segments lease and own various sites that may include a local headquarters and all or some of the facilities of a campus or location. In many countries, our facilities are subject to mortgages.

        Our Online & Partnerships segment has offices at our headquarters location in Baltimore and leases seven additional facilities in Columbia, Maryland; Minneapolis, Minnesota; Tempe, Arizona; San Antonio, Texas; Gdansk, Poland; Liverpool, England and Amsterdam, Netherlands. Our headquarters consists of two leased facilities in Baltimore, Maryland, which are used primarily for office space.

        We monitor the capacity of our higher education institutions on a regular basis and make decisions to expand capacity based on expected enrollment and other factors. Our leased facilities are occupied under leases whose remaining terms range from one month to 23 years. A majority of these leases contain provisions giving us the right to renew the lease for additional periods at various rental rates, although generally at rates higher than we are currently paying.

ITEM 3.    LEGAL PROCEEDINGS

        We are party to various claims and legal proceedings from time to time. Except as described below, we are not aware of any legal proceedings that we believe could have, individually or in the aggregate, a material adverse effect on our business, results of operations or financial condition.

        On October 5, 2016, a student filed suit against us and Walden University in the United States District Court for the Southern District of Ohio in the matter of Latonya Thornhill v. Walden University, et. al., claiming that her progress in her program was delayed by Walden University and seeking class action status to represent a nationwide class of purportedly similarly situated doctoral students. The claims include fraud in the inducement, breach of contract, consumer fraud under the laws of Maryland and Ohio, and unjust enrichment. We and Walden University were served on October 17, 2016. On December 16, 2016, we and Walden University filed a motion to dismiss the claims and a motion to strike the class action certification request. On January 12, 2017, the plaintiff filed an amended complaint, making modifications to supplement some of the factual allegations and seeking to change the governing law of the case to the law of Minnesota. A substantive response to the amended complaint was filed on February 9, 2017. After the parties fully briefed motions to dismiss the complaint as well as the request for class certification, the Thornhill court ruled on October 10, 2017 that the plaintiff could file a further amended complaint. A Second Amended Complaint was filed on October 13, 2017 supplementing some of the factual allegations and on October 27, 2017 we filed motions to dismiss the complaint and strike the request for class certification, which have been fully briefed. Further, the Court has temporarily stayed discovery in this case in its entirety, other than with respect to plaintiff Thornhill individually, pending the outcome of the various motions to dismiss noted above. Walden University and we intend to defend against this case vigorously, including the request to certify a nationwide class.

        On October 18, 2016, a former student filed suit against us and Walden University pro se in the United States District Court for the District of Maryland in the matter of Eric D. Streeter v. Walden University, et. al. (Case No. 1CCB6-CV-3460), claiming that his progress in his program was delayed by Walden University and Laureate. The claims include unjust enrichment, breach of contract, violation of the Maryland Consumer Protection Act, violation of the Due Process Clause in the Fourteenth Amendment, libel, and violation of the False Claims Act. We filed a motion to dismiss on April 12, 2017, which was granted on December 5, 2017. The plaintiff is pursuing an appeal of the dismissal with the U.S. Fourth Circuit Court of Appeals. Walden University and we intend to defend against this case vigorously.

        In addition, several groups of current and former students filed separate law suits in the Seventh Judicial Circuit in and for St. Johns County, Florida against St. Augustine relating to matters arising before we acquired that institution in November 2013. The pending suits are Hemingway et al. v. University of St. Augustine for Health Sciences, Inc. filed on August 12, 2013; Johnson v. University of St. Augustine for Health Sciences, LLC filed on June 16, 2016 and Miller v. University of St. Augustine for the Health Sciences, LLC filed on February 12, 2018. The allegations in the cases relate to a program that was launched in May 2011 and, at the time, offered a "Master of Orthopaedic Physician's Assistant Program" degree. The plaintiffs in these matters allege that the university misrepresented their ability to practice as licensed Physician Assistants with a heightened specialty in orthopaedics. The plaintiffs are seeking relief including refund of tuition paid to St. Augustine, as well as loan debt incurred by the plaintiffs while attending St. Augustine, loss of future earnings and litigation costs. The Hemingway matter is scheduled for trial in October 2018. The Johnson matter is at a preliminary stage of discovery. Motions to consolidate the Johnson and Miller cases into the Hemingway case were filed on February 12, 2018. We believe the claims in these cases are without merit and intend to defend vigorously against the allegations. With respect to the three pending St. Augustine cases, under the terms of the acquisition agreement for St. Augustine, we expect to be indemnified by the seller for substantially all of the liability with respect to any claims in these cases. We also have a right of set-off against the seller for such amounts.

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

        During 2010, we were notified by the Spanish Taxing Authorities ("STA") (in this case, by the Regional Inspection Office of the Special Madrid Tax Unit) that an audit of some of our Spanish subsidiaries was being initiated for 2006 and 2007. On June 29, 2012, the STA issued a final assessment to Iniciativas Culturales de España, S.L. ("ICE"), our Spanish holding company, for approximately EUR 11.1 million ($13.1 million at December 31, 2017), including interest, for those two years based on its rejection of the tax deductibility of financial expenses related to certain intercompany acquisitions and the application of the Spanish ETVE regime. On July 25, 2012, we filed a claim with the Regional Economic-Administrative Court challenging this assessment and, in the same month, we issued a cash-collateralized letter of credit for the assessment amount, in order to suspend the payment of the tax due. Further, in July 2013, we were notified by the STA (in this case, by the Central Inspection Office for Large Taxpayers) that an audit of ICE was also being initiated for 2008 through 2010. On October 19, 2015, the STA issued a final assessment to ICE for approximately EUR 17.2 million ($20.4 million at December 31, 2017), including interest, for those three years. We have appealed this assessment and, in order to suspend the payment of the tax assessment until the court decision, we issued a cash-collateralized letter of credit for the assessment amount plus interest and surcharges. We believe the assessments in this case are without merit and intend to defend vigorously against them. During the second quarter of 2016, we were notified by the STA that tax audits of the Spanish subsidiaries were also being initiated for 2011 and 2012; no assessments have yet been issued for these years. Also during the second quarter of 2016, the Regional Administrative Court issued a decision against the Company on its appeal. The Company has further appealed at the Highest Administrative Court level, which appeal has been rejected. The Company has appealed both decisions to the National Court. In July 2017, we were notified by the STA that tax audits of the Spanish subsidiaries for 2011 and 2012 were being extended to include 2013; no assessments have yet been issued for 2013. In the first quarter of 2018, we made payments to the STA totaling EUR 29.6 million (approximately US $35.1 million at December 31, 2017) in order to reduce the amount of future interest that could be incurred as the appeals process continues. The payments were made using cash that collateralized the letters of credit discussed above.

        In June 2016, Li Shihong and Hunan Lieying Education Investment Management Co Ltd commenced civil proceedings in the Changsha Intermediary Court in the People's Republic of China against Zhang Jiangbo, Zhang Jianbo, Chin Zhingxian, Hunan New Lieying Science and Education Co Ltd and Hunan International Economics University, our network institution in China ("HIEU"). Zhang Jiangbo, Zhang Jianbo and Chin Zhingxian were the minority shareholders in the HIEU group. The plaintiffs claim that the defendants are liable to pay an amount of RMB 170 million (approximately $25.0 million at June 30, 2017) based on a debt repayment document executed in 2014. The document was signed by the minority shareholders and Hunan New Lieying Science and Education Co Ltd and Zhang Jiangbo, allegedly on behalf of HIEU, in effect as a guarantor and a seal was affixed, allegedly being that of HIEU. The plaintiffs also claim interest and litigation expenses. HIEU has filed a defense and evidence in this matter contending that Zhang Jiangbo was not authorized to execute the document on behalf of HIEU, nor to affix any HIEU seal, and contending further that in any event an education institution is not permitted to guarantee a loan for non-educational purposes.

Zhang Jiangbo has admitted to the court that he lacked such authorization. The Changsha Intermediary Court issued a judgment on October 25, 2017 which dismissed this claim. The plaintiffs appealed to the Higher People's Court of Hainan Province.

        In November 2017, Chin Zhingxian (a minority shareholder in the HIEU group) commenced civil proceedings in the Higher Court of Hunan Province in the People's Republic of China against LEI Lie Ying Limited and Steven Lin (a Laureate employee) seeking return of a capital contribution of RMB 172,019,779.35 and for loss of interest of RMB 28 million or the distribution of dividends in an equivalent amount. Neither LEI Lie Ying Limited nor Mr Lin have yet been served with these proceedings. In connection with these proceedings, the court has prohibited the transfer of shares in Hunan Lie Ying Industry Co Ltd held by LEI Lie Ying Limited equal to 10.6% of the shares in Hunan Lie Ying Industry Co Ltd. pending resolution of the matter on the merits. The defendants intend to contest these proceedings vigorously.

        In December 2017, Guangdong Nanbo Education Investment Co Ltd (a minority shareholder in the HIEU group) commenced civil proceedings in the Higher Court of Hunan Province in the People's Republic of China against LEI Lie Ying Limited (as majority shareholder) and Laureate Shanghai alleging the invalidity of service agreements entered into between HIEU and Laureate Shanghai and the infringement by LEI Lie Ying Limited of HIEU's interests, seeking the repayment of RMB 265 million fees paid under those agreements. In connection with these proceedings, the court has prohibited the transfer of shares in Hunan Lie Ying Industry Co Ltd held by LEI Lie Ying Limited equal to 22.8% of the shares in Hunan Lie Ying Industry Co Ltd. pending resolution of the matter on the merits. The defendants intend to contest these proceedings vigorously.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our Class A common stock has traded on the Nasdaq under the symbol "LAUR" since February 1, 2017. Prior to that date, there was no public trading market for our Class A common stock. As a result, the quarterly information with respect to the high and low prices for our Class A common stock for the first quarter of 2017 reflects only a partial quarter. On March 15, 2018, the last reported sale price of our common stock was $13.35. There is currently no established public trading market for our Class B common stock.

	High	Low
First Quarter	$14.49	$12.12
Second Quarter	$18.96	$12.81
Third Quarter	$18.24	$13.78
Fourth Quarter	$14.79	$10.46

Holders of Record

        There were 17 holders of record of our Class A common stock and 235 holders of record of our Class B common stock as of March 15, 2018. The number of beneficial owners of our Class A common stock is substantially greater than the number of record holders, because substantially all of our Class A common stock is held in "street name" by banks and brokers.

Dividend Policy

        We currently do not anticipate paying any cash dividends on our Class A common stock or Class B common stock in the foreseeable future. We expect to retain our future earnings, if any, for use in the operation and expansion of our business. The terms of our senior secured credit agreement governing our Senior Secured Credit Facilities, the indenture governing our outstanding Senior Notes and the Certificate of Designations governing our Series A Preferred Stock limit our ability to pay cash dividends in certain circumstances. Furthermore, if we are in default under the senior secured credit agreement governing our Senior Secured Credit Facilities or the indenture governing our outstanding Senior Notes, our ability to pay cash dividends will be limited in the absence of a waiver of that default or an amendment to such agreement or such indenture. In addition, our ability to pay cash dividends on shares of our Class A common stock may be limited by restrictions on our ability to obtain sufficient funds through dividends from our subsidiaries. For more information on our senior secured credit agreement governing our Senior Secured Credit Facilities and the indenture governing our outstanding Senior Notes, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 10, Debt. Subject to the foregoing, the payment of cash dividends in the future, if any, will be at the discretion of our board of directors and will depend upon such factors as earnings levels, capital requirements, our overall financial condition and any other factors deemed relevant by our board of directors.

Equity Compensation Plan Information

        This information will be contained in our definitive proxy statement for the 2018 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Stock Performance Graph

        The following graph compares the cumulative total return of our Class A common stock, an industry peer group index, and the Nasdaq Composite Index from February 1, 2017 (the first day on which our Class A common stock traded on the Nasdaq Global Select Market) through December 31, 2017. We believe our industry peer group represents the majority of the market value of publicly traded companies whose primary business is postsecondary education. The returns set forth on the following graph are based on historical results and are not intended to suggest future performance. The performance graph assumes $100 investment on February 1, 2017 in either our common stock, the companies in our industry peer group, or the Nasdaq Composite Index. Data for the Nasdaq Composite Index and our peer group assume reinvestment of dividends.

        The peer group included in the performance graph above consists of Capella Education Company (CPLA), Adtalem Global Education, Inc. (ATGE), Grand Canyon Education, Inc. (LOPE), Strayer Education, Inc. (STRA), Kroton Educacional S.A. (KROT3), and Estacio Participações S.A. (ESTC3).

        The information contained in the performance graph shall not be deemed "soliciting material" or to be "filed" with the SEC, nor shall such information be deemed incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate it by reference into such filing.

Recent Sales of Unregistered Securities

        None.

ITEM 6.    SELECTED FINANCIAL DATA

        Set forth below are selected consolidated financial data of Laureate Education, Inc., at the dates and for the periods indicated. The selected historical statements of operations data and statements of cash flows data for the fiscal years ended December 31, 2017, 2016 and 2015 and balance sheet data as of December 31, 2017 and 2016 have been derived from our historical audited consolidated financial statements included elsewhere in this Form 10-K. The selected historical statements of operations data and statements of cash flows data for the fiscal years ended December 31, 2014 and 2013 and balance sheet data as of December 31, 2015, 2014 and 2013 have been derived from our historical audited consolidated financial statements not included in this Form 10-K. Our historical results are not necessarily indicative of our future results. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included therein.

        The selected historical consolidated financial data should be read in conjunction with "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included elsewhere in this Form 10-K.

	Fiscal Year Ended December 31,
(Dollar amounts in thousands)	2017	2016	2015	2014	2013
Consolidated Statements of Operations:
Revenues	$4,377,989	$4,244,192	$4,291,659	$4,414,682	$3,913,881
Costs and expenses:
Direct costs	3,665,134	3,615,338	3,760,016	3,838,179	3,418,449
General and administrative expenses	315,471	222,496	194,686	151,215	141,197
Loss on impairment of assets	40,597	23,465	—	125,788	33,582

Operating income	356,787	382,893	336,957	299,500	320,653
Interest income	19,669	18,670	13,328	21,822	21,805
Interest expense	(362,904)	(421,936)	(398,042)	(385,754)	(350,196)
Loss on debt extinguishment	(8,392)	(17,363)	(1,263)	(22,984)	(1,361)
Gain (loss) on derivatives	28,656	(6,084)	(2,607)	(3,101)	6,631
Other (expense) income, net	(2,193)	910	195	(1,184)	7,499
Foreign currency exchange gain (loss), net	5,838	67,450	(149,178)	(109,970)	(3,102)
(Loss) gain on sale of subsidiaries, net(1)	(10,662)	406,557	—	—	—

Income (loss) from continuing operations before income taxes and equity in net income (loss) of affiliates	26,799	431,097	(200,610)	(201,671)	1,929
Income tax benefit (expense)	66,813	(65,001)	(117,730)	39,060	(91,246)
Equity in net income (loss) of affiliates, net of tax	152	90	2,495	158	(905)

Income (loss) from continuing operations	93,764	366,186	(315,845)	(162,453)	(90,222)
Income from discontinued operations, net of tax of $0, $0, $0, $0, and $0, respectively	—	—	—	—	796
Gain on sales of discontinued operations, net of tax of $0, $0, $0, $0 and $1,864, respectively	—	—	—	—	4,350

Net income (loss)	93,764	366,186	(315,845)	(162,453)	(85,076)
Net (income) loss attributable to noncontrolling interests	(2,299)	5,661	(403)	4,162	15,398

Net income (loss) attributable to Laureate Education, Inc.	$91,465	$371,847	$(316,248)	$(158,291)	$(69,678)

(1)
In 2016, represented a gain of approximately $249.4 million resulting from the Swiss institutions sale that closed on June 14, 2016, a gain of approximately $148.7 million, subject to certain adjustments, resulting from the French institutions sale that closed on July 20, 2016 and a gain of approximately $8.5 million resulting from the sale of Sichuan Tianyi College that closed in December 2016. In 2017, primarily represents a final purchase price settlement related to the sale of the Swiss institutions.

	Fiscal Year Ended December 31,
(Dollar amounts in thousands)	2017	2016	2015	2014	2013
Consolidated Statements of Cash Flows:
Net cash provided by operating activities of continuing operations	$130,756	$184,570	$170,486	$269,156	$277,202
Net cash (used in) provided by investing activities of continuing operations	(324,530)	269,234	(173,642)	(489,181)	(899,083)
Net cash provided by (used in) financing activities of continuing operations	222,795	(445,722)	34,424	172,586	756,663
Net cash provided by operating activities of discontinued operations	—	—	—	—	344
Net cash provided by discontinued operations	—	—	—	—	344
Effects of exchange rate changes on cash	23,974	(1,790)	(34,179)	(50,877)	(12,531)
Business acquisitions, net of cash acquired	(835)	—	(6,705)	(287,945)	(177,550)
Payments of contingent consideration for acquisitions	—	—	(1,275)	—	(5,674)
Change in cash included in current assets held for sale	(49,227)	—	—	—	—
Segment Data:
Revenues:
Brazil	$765,746	$690,804	$672,917	$713,623	$569,018
Mexico	646,154	626,011	678,193	741,755	701,871
Andean & Iberian	1,313,872	1,188,599	1,121,408	1,162,500	1,139,744
Central America and U.S. Campuses	291,877	274,860	263,283	254,754	217,926
EMEAA	697,244	788,683	881,664	885,202	640,590
Online & Partnerships	690,374	704,976	707,998	683,084	664,573
Corporate	(27,278)	(29,741)	(33,804)	(26,236)	(19,841)

Total revenues	$4,377,989	$4,244,192	$4,291,659	$4,414,682	$3,913,881

Other Data:
Total enrollments (rounded to the nearest hundred):
Brazil	271,200	259,000	257,200	255,600	156,800
Mexico	214,200	213,800	205,000	195,000	184,300
Andean & Iberian	321,800	308,600	291,800	260,700	230,500
Central America and U.S. Campuses	69,200	68,100	64,700	62,300	67,200
EMEAA	128,100	125,400	130,000	117,500	96,700
Online & Partnerships	63,500	68,300	72,400	68,300	67,000

Total	1,068,000	1,043,200	1,021,100	959,400	802,500

New enrollments (rounded to the nearest hundred):
Brazil	149,900	134,500	142,300	105,000	83,700
Mexico	107,300	108,400	101,000	97,000	93,000
Andean & Iberian	126,700	126,500	121,700	116,600	109,100
Central America and U.S. Campuses	44,700	43,100	39,300	36,000	39,100
EMEAA	51,500	55,900	60,700	57,700	34,600
Online & Partnerships	35,000	39,300	39,500	37,300	35,600

Total	515,100	507,700	504,500	449,600	395,100

	As of December 31,
(Dollar amounts in thousands)	2017	2016	2015	2014	2013
Consolidated Balance Sheets:
Cash and cash equivalents	$468,733	$464,965	$458,673	$461,584	$559,900
Restricted cash and investments	224,934	189,319	160,585	149,438	361,832
Net working capital (deficit) (including cash and cash equivalents)	(85,895)	(324,431)	(491,084)	(589,744)	(267,861)
Property and equipment, net	1,934,904	2,151,633	2,290,900	2,514,319	2,656,726
Goodwill	1,954,666	1,934,464	2,115,897	2,469,795	2,376,678
Tradenames	1,295,614	1,307,633	1,361,125	1,461,762	1,519,737
Other intangible assets, net	35,927	46,700	52,197	93,064	29,973
Total assets	7,391,723	7,062,470	7,403,445	8,314,446	8,340,549
Total debt, including due to shareholders of acquired companies	3,440,867	4,019,312	4,698,007	4,734,834	4,401,461
Deferred compensation	14,470	14,128	32,343	115,575	188,394
Total liabilities, excluding debt, due to shareholders of acquired companies and derivative instruments	1,935,729	2,008,965	2,278,252	2,454,929	2,333,941
Convertible redeemable preferred stock	400,276	332,957	—	—	—
Redeemable noncontrolling interests and equity	13,721	23,876	51,746	43,876	42,165
Total Laureate Education, Inc. stockholders' equity	1,575,164	632,210	324,759	1,017,068	1,465,755

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion of our results of operations and financial condition with the "Selected Financial Data" and the audited historical consolidated financial statements and related notes included elsewhere in this Form 10-K. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the "Item 1A. Risk Factors" section of this Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. See "Forward-Looking Statements."

Introduction

        This Management's Discussion and Analysis of Financial Condition and Results of Operations (the "MD&A") is provided to assist readers of the financial statements in understanding the results of operations, financial condition and cash flows of Laureate Education, Inc. This MD&A should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The consolidated financial statements included elsewhere in this Annual Report on Form 10-K are presented in U.S. dollars (USD) rounded to the nearest thousand, with the amounts in MD&A rounded to the nearest tenth of a million. Therefore, discrepancies in the tables between totals and the sums of the amounts listed may occur due to such rounding. Our MD&A is presented in the following sections:

  •
  Overview;

  •
  Results of Operations;

  •
  Liquidity and Capital Resources;

  •
  Contractual Obligations;

  •
  Off-Balance Sheet Arrangements;

  •
  Critical Accounting Policies and Estimates; and

  •
  Recently Issued Accounting Standards.

Overview

Our Business

        We are the largest global network of degree-granting higher education institutions with more than one million students enrolled at our 66 institutions in 24 countries on more than 200 campuses as of December 31, 2017, which we collectively refer to as the Laureate International Universities network. We participate in the global higher education market, which was estimated to account for revenues of approximately $1.5 trillion in 2015, according to Global Silicon Valley (GSV). We believe the global higher education market presents an attractive long-term opportunity, primarily because of the large and growing imbalance between the supply and demand for quality higher education around the world. Advanced education opportunities drive higher earnings potential, and we believe the projected growth in the middle-class population worldwide and limited government resources dedicated to higher education create substantial opportunities for high-quality private institutions to meet this growing and unmet demand. Our outcomes-driven strategy is focused on enabling millions of students globally to prosper and thrive in the dynamic and evolving knowledge economy.

        In 1999, we made our first investment in higher education and, since that time, we have developed into the global leader in higher education, based on the number of students, institutions and countries making up our network. As of December 31, 2017, our global network of 66 institutions comprised 55 institutions we owned or controlled, and an additional 11 institutions that we managed or with which we had other relationships. We have six reporting segments as described below. We group our institutions by geography in: 1) Brazil; 2) Mexico; 3) Andean & Iberian; 4) Central America & U.S. Campuses; and 5) Europe, Middle East, Africa and Asia Pacific (EMEAA) for reporting purposes. Our sixth segment, Online & Partnerships, includes fully online institutions that operate globally.

Assets Held For Sale

        As discussed in Note 3, Assets Held for Sale, of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, the Company has identified certain subsidiaries in our EMEAA and Central America & U.S. Campuses segments that may not reach a scale that will be meaningful for Laureate, and has undertaken a process to sell these entities. The Company has begun entering into sale agreements for these entities and closing of the sale transactions began in the first quarter of 2018; see also Note 25, Subsequent Events, in our consolidated financial statements included elsewhere in our Form 10-K. Our December 31, 2017 presentation includes these held for sale entities; however, as the sale transactions are completed in 2018 they will cause reductions to, among other things, our future institution counts, country counts, enrollment and revenues. There are notes included in various sections of the MD&A to aid in identifying these future impacts.

Our Segments

        As previously disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2017, effective August 1, 2017, we changed our operating segments in order to realign our segments according to how our chief operating decision maker allocates resources and assesses performance. The change includes the creation of three operating segments (Brazil, Mexico and Andean & Iberian) from the previous Latin America (LatAm) segment. Our institutions in Spain and Portugal (Iberian) have moved from the Europe, Middle East, Africa and Asia Pacific (EMEAA) segment and combined with our institutions in Chile and Peru to form the Andean & Iberian segment. In addition, our institutions in Central America, which were previously part of the LatAm segment, have combined with our campus-based institutions in the United States, which were previously part of the GPS segment, to form the Central America & U.S. Campuses segment. The Online & Partnerships segment consists of the online institutions that were previously part of the GPS segment. This change has been reflected in the segment information for the year ended December 31, 2017. As required, the segment information presented for comparative purposes for the years ended December 31, 2016 and 2015 has also been revised to reflect this change.

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

  •
  The Andean & Iberian segment includes institutions in Chile, Peru, Portugal and Spain. In Chile, private universities enroll approximately 80% of post-secondary students. In Peru, the public sector plays a significant role but private universities are increasingly providing the capacity to meet growing demand. In Spain and Portugal, the high demand for post-secondary education places capacity constraints on the public sector, pushing students to turn to the private sector for high-quality education. Chile has government-sponsored student financing programs, while in the other countries students generally finance their own education.

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

        Corporate is a non-operating business unit whose purpose is to support operations. Its departments are responsible for establishing operational policies and internal control standards; implementing strategic initiatives; and monitoring compliance with policies and controls throughout our operations. Our Corporate segment is an internal source of capital and provides financial, human resource, information technology, insurance, legal and tax compliance services. The Corporate segment also contains the eliminations of intersegment revenues and expenses.

        The following information for our operating segments is presented as of December 31, 2017:

	Countries(2)	Institutions	Enrollment	2017 YTD Revenues ($ in millions)(1)	% Contribution to 2017 YTD Revenues
Brazil	1	13	271,200	$765.7	17%
Mexico	1	2	214,200	646.2	15%
Andean & Iberian	4	15	321,800	1,313.9	30%
Central America & U.S. Campuses(2)(3)	4	8	69,200	291.9	6%
EMEAA(4)(5)	13	25	128,100	697.2	16%
Online & Partnerships(2)(6)	2	3	63,500	690.4	16%

Total(1)(2)	24	66	1,068,000	$4,378.0	100%

(1)
The elimination of intersegment revenues and amounts related to Corporate, which total $27.3 million, is not separately presented.

(2)
Our Central America & U.S. Campuses and Online & Partnerships segments both have institutions located in the United States. The total reflects the elimination of this duplication.

(3)
In January 2018, we entered into an agreement to sell the assets of Kendall College, LLC (Kendall) in our Central America & U.S. Campuses, which had approximately 1,100 students as of December 31, 2017.

(4)
Effective January 2018, three institutions in our EMEAA segment, European University Cyprus (EUC), Nuova Accademia di Belle Arti Milano (NABA) in Italy, which includes Domus Academy, and Hunan International Economics University (HIEU) in China, which collectively had approximately 38,600 students as of December 31, 2017, are no longer part of the Laureate International Universities network as a result of sale transactions.

(5)
During 2017, we entered into agreements to sell the entities that operate Université Internationale de Casablanca (UIC) in Morocco and INTI University and Colleges (INTI) in Malaysia. These two institutions are included in our EMEAA segment and had a total student population of approximately 18,900 students as of December 31, 2017. See Note 3, Assets Held for Sale, in our consolidated financial statements included elsewhere in our Form 10-K for more information.

(6)
In December 2017, we stopped accepting new enrollments at the University of Roehampton, an institution in our Online & Partnerships segment.

Challenges

        Our global operations are subject to complex business, economic, legal, regulatory, political, tax and foreign currency risks, which may be difficult to adequately address. The majority of our operations are outside the United States. As a result, we face risks that are inherent in international operations, including: fluctuations in exchange rates, possible currency devaluations, inflation and hyper-inflation; price controls and foreign currency exchange restrictions; potential economic and political instability in the countries in which we operate; expropriation of assets by local governments; key political elections and changes in government policies; multiple and possibly overlapping and conflicting tax laws; and compliance with a wide variety of foreign laws. We plan to grow our business organically by: 1) adding new programs and course offerings; 2) expanding target student demographics; and 3) increasing capacity at existing and new campus locations. Our success in growing our business will depend on the ability to anticipate and effectively manage these and other risks related to operating in various countries.

Regulatory Environment and Other Matters

        Our business is subject to regulation by various agencies based on the requirements of local jurisdictions. These agencies continue to review and update regulations as they deem necessary. We cannot predict the form of the rules that ultimately may be adopted in the future or what effects they might have on our business, financial condition, results of operations and cash flows. We will continue to develop and implement necessary changes that enable us to comply with such regulations. See "Risk Factors—Risks Relating to Our Business—Our institutions are subject to uncertain and varying laws and regulations, and any changes to these laws or regulations or their application to us may materially adversely affect our business, financial condition and results of operations, Risk Factors—Risks Relating to Our Business—Political and regulatory developments in Turkey may materially adversely affect us, "Risk Factors—Risks Relating to Our Business—Political and regulatory developments in Chile have materially adversely affected us and may continue to affect us, Risk Factors—Risks Relating to Our Business—Our ability to control our institutions may be materially adversely affected by changes in laws affecting higher education in certain countries in which we operate, Risk Factors-Risks Relating to Our Highly Regulated Industry in the United States,"and "Item 1—Business—Industry Regulation," for a detailed discussion of our different regulatory environments and Note 20, Legal and Regulatory Matters, in our consolidated financial statements included elsewhere in this Form 10-K.

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

Factors Affecting Comparability

Acquisitions

        Our past experiences provide us with the expertise to further our mission of providing high-quality, accessible and affordable higher education to students by expanding into new markets, primarily through acquisitions. Acquisitions affect the comparability of our financial statements from period to period. Acquisitions completed during one period impact comparability to a prior period in which we did not own the acquired entity. Therefore, changes related to such entities are considered "incremental impact of acquisitions" for the first 12 months of our ownership. We made two acquisitions in 2015, no acquisitions in 2016 and only one small acquisition in 2017 that had essentially no impact on the comparability of the periods presented.

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

Foreign Exchange

        The majority of our institutions are located outside the United States. These institutions enter into transactions in currencies other than USD and keep their local financial records in a functional currency other than the USD. We monitor the impact of foreign currency movements and the correlation between the local currency and the USD. Our revenues and expenses are generally denominated in local currency. The USD is our reporting currency and our subsidiaries operate in various other functional currencies, including: Australian Dollar, Brazilian Real, Chilean Peso, Chinese Renminbi, Costa Rican Colon, Euro, Honduran Lempira, Hong Kong Dollar, Indian Rupee, Malaysian Ringgit, Mexican Peso, Moroccan Dirham, New Zealand Dollar, Peruvian Nuevo Sol, Polish Złoty, Saudi Riyal, South African Rand, Thai Baht and Turkish Lira. The principal foreign exchange exposure is the risk related to the translation of revenues and expenses incurred in each country from the local currency into USD. The impact of changing foreign currency exchange rates increased consolidated revenues by approximately $62 million for the year ended December 31, 2017 and reduced consolidated revenues by approximately $180 million and $689 million for the years ended December 31, 2016 and 2015, respectively, as compared to the comparable preceding period. For the years ended December 31, 2017, 2016, and 2015, the impact of changing foreign currency exchange rates reduced consolidated Adjusted EBITDA by approximately $5 million, $10 million and $142 million, respectively, as compared to the comparable preceding period. We experienced a proportionally greater negative impact related to the years ended December 31, 2015 and the first half of 2016, which resulted from the significant weakening against the USD experienced by most currencies where we have significant operations. See "Risk Factors—Risks Relating to Our Business—Our reported revenues and earnings may be negatively affected by the strengthening of the U.S. dollar and currency exchange rates." In order to provide a framework for assessing how our business performed excluding the effects of foreign currency fluctuations, we present organic constant currency in our segment results, which is calculated using the change from prior-year average foreign exchange rates to current-year average foreign exchange rates, as applied to local-currency operating results for the current year.

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

Income Tax Expense

        Our consolidated income tax provision is derived based on the combined impact of federal, state and foreign income taxes. Laureate has operations in multiple countries, many of which have statutory tax rates lower than the United States. Generally, lower tax rates in these foreign jurisdictions, along with Laureate's intent and ability to indefinitely reinvest foreign earnings outside of the United States, results in an effective tax rate lower than the statutory rate in the United States. Further, discrete items can arise in the course of our operations that can further impact the Company's effective tax rate for the period. Our tax rate fluctuates from period to period due to changes in the mix of earnings between our tax-paying entities, our tax-exempt entities and our loss-making entities for which it is not more likely than not that a tax benefit will be realized on the loss. The pre-tax result from our profitable entities for the years ended December 31, 2017 and 2016 was $602.0 million and $596.7 million, respectively.

Results of Operations

        The following discussion of the results of our operations is organized as follows:

  •
  Summary Comparison of Consolidated Results;

  •
  Non-GAAP Financial Measure; and

  •
  Segment Results.

Summary Comparison of Consolidated Results

Discussion of Significant Items Affecting the Consolidated Results for the Years Ended December 31, 2017, 2016 and 2015

Year Ended December 31, 2017

        During the second quarter of 2017, the Company completed refinancing transactions that resulted in repayment of the previous senior credit facility and the redemption of the 9.250% Senior Notes due 2019 (the Senior Notes due 2019) (other than $250.0 million in aggregate principal amount of the Senior Notes due 2019 that the Company exchanged on April 21, 2017 for substantially identical but non-redeemable notes issued under a new indenture (the Exchanged Notes)). As a result of the refinancing transactions, during the quarter ended June 30, 2017, we recorded approximately $22.8 million in General and administrative expenses related to new third-party costs. We also recorded a Loss on debt extinguishment of $8.4 million as a result of the refinancing transactions combined with the repayment of notes in the first quarter related to the note exchange transaction, as discussed in Note 10, Debt in our consolidated financial statements included elsewhere in this Form 10-K.

        On August 11, 2017, the remaining Senior Notes due 2019 were exchanged for a total of 18.7 million shares of the Company's Class A common stock and the Senior Notes due 2019 were canceled.

        In November 2017, we completed the sale of property and equipment at Ad Portas, a for-profit real estate subsidiary in our Andean & Iberian segment, to UDLA Ecuador a licensed institution in Ecuador that was formerly consolidated into Laureate. We recognized an operating gain on the sale of this property and equipment of approximately $20.3 million.

        In December 2017, we reached a final purchase price settlement agreement with the buyer of our Swiss hospitality management schools in 2016 and made a payment of approximately $9.3 million. The total settlement amount was approximately $10.3 million, which we recognized as (Loss) gain on sales of subsidiaries, net, in the Consolidated Statement of Operations for the year ended December 31, 2017, as it represented an adjustment of the sale purchase price. This loss is included in other non-operating income in the table below.

Impairment

        Upon completion of our impairment testing for 2017, we recorded a total impairment loss of $40.6 million. The impairment charges recorded in 2017 relate almost entirely to the disposal groups described in Note 3, Assets Held for Sale, in our consolidated financial statements included elsewhere in the Form 10-K, which under ASC 360-10 are required to be recorded at the lower of their carrying values or their estimated 'fair values less costs to sell.' Two subsidiaries in our Central America & U.S. Campuses that met the held-for-sale criteria during the fourth quarter of 2017 recorded Tradenames impairment of $5.4 million and approximately $12.0 million of impairments of long-lived assets. Several subsidiaries in one country within our EMEAA segment that are classified as held-for-sale at December 31, 2017 recorded Tradenames impairment of $3.1 million and approximately $13.0 million of impairment of long-lived assets. Since the estimated fair values of these disposal groups were less than their carrying values by more than the carrying value of the long-lived assets, we recorded an impairment on the long-lived assets and wrote the remaining Tradenames and Property and equipment, net down to a carrying value of $0.

        The remaining portion of the impairment charges recorded in 2017 related to impairments of certain Property and equipment, net as well as impairments of Deferred costs and Other intangible assets, which were not associated with the assets held for sale. These included the impairment of a lease intangible, certain modular buildings and online course development costs.

Year Ended December 31, 2016

        On June 14, 2016, we sold the operations of Glion in Switzerland and the United Kingdom, and the operations of Les Roches in Switzerland and the United States, as well as Haute école spécialisée Les Roches-Gruyère SA (LRG) in Switzerland, Les Roches Jin Jiang in China, Royal Academy of Culinary Arts (RACA) in Jordan and Les Roches Marbella in Spain, which resulted in a gain on sale of approximately $249.4 million. This gain is included in other non-operating income in the table below.

        On July 20, 2016, we sold the operations of École Supérieure du Commerce Extérieur (ESCE), Institut Français de Gestion (IFG), European Business School (EBS), École Centrale d'Electronique (ECE), and Centre d'Études Politiques et de la Communication (CEPC), which resulted in a gain on sale of approximately $148.7 million. This gain is included in other non-operating income in the table below.

        In December 2016, we completed the sale of our remaining 21% ownership interest in Sichuan Tianyi College (Tianyi) in China, which resulted in a gain on sale of approximately $8.5 million. This gain is included in other non-operating income in the table below.

Impairment

        Upon completion of our impairment testing for 2016, we recorded a total impairment loss of $23.5 million in our EMEAA segment. We recorded a goodwill impairment charge of $4.2 million related to our institutions in Germany and $19.3 million at Monash South Africa (MSA). The weakness of the South African Rand and challenging economic conditions have resulted in a change to our capital allocation strategy for this business, resulting in an impairment charge in the fourth quarter of 2016. We determined the fair value of the reporting units using an income approach based primarily on discounted cash flow projections.

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

        During the fourth quarter of 2015, we approved a plan of restructuring, which primarily included workforce reductions in order to reduce operating costs in response to overcapacity at certain locations. We incurred employee termination costs of $15.5 million resulting from a reduction in force at certain locations, including $3.3 million in our Brazil segment, $0.1 million in our Mexico segment, $4.1 million in our Andean & Iberian segment, $0.5 million in our Central America & U.S. Campuses, $5.7 million in our EMEAA segment, $1.5 million in our Online & Partnerships segment and $0.3 million incurred at Corporate.

Comparison of Consolidated Results for the Years Ended December 31, 2017, 2016 and 2015

				% Change Better/(Worse)
(in millions)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Revenues	$4,378.0	$4,244.2	$4,291.7	3%	(1)%
Direct costs	3,665.1	3,615.3	3,760.0	(1)%	4%
General and administrative expenses	315.5	222.5	194.7	(42)%	(14)%
Loss on impairment of assets	40.6	23.5	—	(73)%	nm

Operating income	356.8	382.9	337.0	(7)%	14%
Interest expense, net of interest income	(343.2)	(403.3)	(384.7)	15%	(5)%
Other non-operating income (expense)	13.2	451.5	(152.9)	(97)%	nm

Income (loss) from continuing operations before income taxes and equity in net income of affiliates	26.8	431.1	(200.6)	(94)%	nm
Income tax benefit (expense)	66.8	(65.0)	(117.7)	nm	45%
Equity in net income of affiliates, net of tax	0.2	0.1	2.5	100%	(96)%

Net income (loss)	93.8	366.2	(315.8)	(74)%	nm
Net (income) loss attributable to noncontrolling interests	(2.3)	5.7	(0.4)	140%	nm

Net income (loss) attributable to Laureate Education, Inc.	$91.5	$371.8	$(316.2)	(75)%	nm

nm—percentage changes not meaningful

        For further details on certain discrete items discussed below, see "Discussion of Significant Items Affecting the Consolidated Results."

Comparison of Consolidated Results for the Year Ended December 31, 2017 to the Year Ended December 31, 2016

        Revenues increased by $133.8 million to $4,378.0 million for the year ended December 31, 2017 from $4,244.2 million for the year ended December 31, 2016. This revenue increase was driven by higher average total enrollment at a majority of our institutions, which increased revenues by $94.9 million. The effect of changes in tuition rates and enrollments in programs at varying price points ("product mix"), pricing and timing resulted in an $116.8 million increase in revenues compared to 2016. For 2017, the effect of a net change in foreign currency exchange rates increased revenues by $61.6 million compared to 2016. The incremental impact of dispositions decreased revenues by $141.9 million. Other Corporate and Eliminations changes accounted for an increase in revenues of $2.4 million.

        Direct costs and general and administrative expenses combined increased by $142.8 million to $3,980.6 million for 2017 from $3,837.8 million for 2016. The direct costs increase was due to overall higher enrollments and expanded operations which increased costs by $103.4 million compared to 2016. The effect of a net change in foreign currency exchange rates increased costs by $70.8 million for 2017 compared to 2016. For 2017, share-based compensation expense and EiP implementation expense also increased direct costs by $75.2 million. Other Corporate and Eliminations expenses accounted for an increase in costs of $53.7 million in 2017, which included an expense of $22.8 million related to the portion of the refinancing transactions that was deemed to be a debt modification. Offsetting these direct cost increases was the incremental impact of dispositions, which decreased costs by $118.3 million for 2017 compared to 2016. Acquisition-related contingent liabilities for taxes other-than-income tax, net of changes in recorded indemnification assets, decreased direct costs by $2.9 million in 2017 and increased direct costs by $18.8 million in 2016, decreasing expenses by $21.7 million in 2017 compared to 2016. An operating gain on the sale of an asset group at Ad Portas decreased direct costs by $20.3 million in 2017.

        Operating income decreased by $26.1 million to $356.8 million for 2017 from $382.9 million for 2016. The decrease in operating income was primarily the result of higher 2017 operating expenses at Corporate combined with an increase in impairment loss of $17.1 million, partially offset by increased operating income at our Andean & Iberian segment.

        Interest expense, net of interest income decreased by $60.1 million to $343.2 million for 2017 from $403.3 million for 2016. The decrease in interest expense was primarily attributable to lower average debt balances and lower interest rates during 2017 resulting from the 2017 debt refinancing transactions.

        Other non-operating income decreased by $438.3 million to $13.2 million for 2017 from $451.5 million for 2016. This decrease was primarily attributable to the gain on the sale of our Swiss and French subsidiaries in 2016 for a change of $417.2 million, a decrease in gain on foreign currency exchange of $61.6 million, primarily due to a redesignation of certain intercompany loans from temporary to permanent in the first quarter of 2017, and a change in other non-operating expense of $3.2 million in 2017 compared to 2016. These decreases were partially offset by a gain on derivative instruments in 2017 compared to a loss in 2016 for a change of $34.7 million and a decrease in loss on debt extinguishment of $9.0 million.

        Income tax benefit (expense) changed by $131.8 million to a benefit of $66.8 million for 2017 from expense of $65.0 million for 2016. This decrease in expense was primarily due to the effects of the U.S. tax reform legislation, including a $66.9 million benefit for the remeasurement of deferred tax assets/liabilities due to the decrease in the U.S. federal tax rate from 35% to 21% beginning in 2018, and a $70.7 million benefit for valuation allowance release on the deferred tax assets other than net operating losses that, when realized, will become indefinite-lived net operating losses. Also, management's decision to redesignate certain intercompany loans from temporary to permanent caused a discrete benefit of approximately $30 million during 2017. Changes in the mix of pre-tax book income attributable to taxable and non-taxable entities in various taxing jurisdictions also contributed to the overall change.

        Net (income) loss attributable to noncontrolling interests increased by $8.0 million to net income of $2.3 million for 2017 from a net loss of $5.7 million for 2016. The increase in net income attributable to noncontrolling interests primarily related to less net loss at Monash and CIU, combined with increased net income related to HIEU and a change from net loss to net income at INTI and Pearl. In 2017, the noncontrolling interest holders of Pearl exercised their put option, which required Laureate to purchase an additional 35% equity interest in Pearl. These increases were partially offset by St. Augustine, for which we had noncontrolling interest net income in 2016 but no noncontrolling interest net income in 2017 following our 2016 acquisition of the remaining 20% noncontrolling interest.

Comparison of Consolidated Results for the Year Ended December 31, 2016 to the Year Ended December 31, 2015

        Revenues decreased by $47.5 million to $4,244.2 million for the year ended December 31, 2016 from $4,291.7 million for the year ended December 31, 2015. This revenue decrease was driven by the effect of a net change in foreign currency exchange rates, which decreased revenues by $180.1 million and the incremental impact of dispositions, which reduced revenue by $129.0 million. Partially offsetting this decrease in revenues was the overall increased average total enrollment at a majority of our institutions, which increased revenues by $117.9 million; the incremental impact of acquisitions, which increased revenues by $3.4 million; and the effect of product mix, pricing and timing, which increased revenues by $136.2 million. Other Corporate and Elimination changes accounted for an increase in revenues of $4.1 million.

        Direct costs and general and administrative expenses combined decreased by $116.9 million to $3,837.8 million for 2016 from$3,954.7 million for 2015. The decrease in direct costs was due to the effect of a net change in foreign currency exchange rates, which decreased costs by $182.5 million for 2016 compared to 2015, the incremental impact of dispositions, which decreased costs by $121.9 million for 2016 compared to 2015 and employee termination costs which increased direct costs by $15.5 million in 2015.

        Offsetting these direct cost decreases was the incremental impact of acquisitions, which increased costs by $2.0 million, and overall higher enrollments and expanded operations, which increased costs by $162.4 million. Acquisition-related contingent liabilities for taxes other than income tax, net of changes in recorded indemnification assets increased direct costs by $18.8 million in 2016 and increased direct costs by $5.6 million in 2015, increasing expenses by $13.2 million in 2016 compared to 2015. Other Corporate and Eliminations expenses accounted for an increase in costs of $25.4 million in 2016 compared to 2015.

        Operating income increased by $45.9 million to $382.9 million for 2016 from $337.0 million for 2015. The increase in operating income was related to increased operating income in our Brazil, Andean & Iberian, Central America & U.S. Campuses, Online & Partnerships and Mexico segments. The increase in operating income was partially offset by a loss on impairment of $23.5 million in our EMEAA segment for 2016 and increased Corporate expenses.

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

        Income tax expense decreased by $52.7 million to $65.0 million in 2016 from $117.7 million in 2015. This year-over-year decrease in expense was the result of recognizing a contingent liability in 2015 of $42.1 million related to the Spanish tax audits. In addition, in 2016 we had a benefit of $7.9 million related to the deferred taxes included within the accounting for the sale of the hospitality management schools and a release of contingent liabilities related to Peru and Brazil of $21.8 million and $12.5 million, respectively. There was also a change in the mix of pre-tax book income attributable to taxable and tax-exempt entities, partially offsetting the decreases above. Of the total 2016 pre-tax book income, $83.1 million related to the non-taxable gain on the sale of the hospitality management schools, resulting in a decrease to the overall effective tax rate for 2016.

        Equity in net income of affiliates, net of tax decreased by $2.4 million to $0.1 million in 2016 from $2.5 million in 2015. We recognized a net gain on the sale of HSM for $2.0 million in 2015. Other equity-method investments resulted in a change of $0.4 million for 2016 compared to 2015.

        Net loss (income) attributable to noncontrolling interests increased by $6.1 million to net loss of $5.7 million for 2016 from net income of $0.4 million for 2015. The increase in net loss attributable to noncontrolling interests primarily related to a higher net loss at Monash, combined with net losses at Obeikan and INTI and less net income from St. Augustine. We acquired the remaining 20%

noncontrolling interest of St. Augustine in 2016. These losses were offset by increased net income related to HIEU and the closure of NHU in August 2015, which had losses in 2015.

Non-GAAP Financial Measure

        We evaluate segment performance based on Adjusted EBITDA, which is a non-GAAP performance measure defined as income (loss) from continuing operations before income taxes and equity in net income of affiliates, adding back the following items: (loss) gain on sales of subsidiaries, net, foreign currency exchange gain (loss), net, other (expense) income, net, gain (loss) on derivatives, loss on debt extinguishment, interest expense, interest income, depreciation and amortization expense, loss on impairment of assets, share-based compensation expense and expenses related to our EiP initiative. When we review Adjusted EBITDA on a segment basis, we exclude intercompany revenues and expenses, related to network fees and royalties between our segments, which eliminate in consolidation. We use total assets as the measure of assets for reportable segments.

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

        The following table presents Adjusted EBITDA and reconciles net income (loss) to Adjusted EBITDA for the years ended December 31, 2017, 2016 and 2015:

				% Change Better/(Worse)
(in millions)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Net income (loss)	$93.8	$366.2	$(315.8)	(74)%	nm
Plus:
Equity in net income of affiliates, net of tax	(0.2)	(0.1)	(2.5)	100%	(96)%
Income tax (benefit) expense	(66.8)	65.0	117.7	nm	45%

Income (loss) from continuing operations before income taxes and equity in net income of affiliates	26.8	431.1	(200.6)	(94)%	nm
Plus:
Loss (gain) on sale of subsidiaries, net	10.7	(406.6)	—	(103)%	nm
Foreign currency exchange (gain) loss, net	(5.8)	(67.5)	149.2	(91)%	145%
Other expense (income), net	2.2	(0.9)	(0.2)	nm	nm
(Gain) loss on derivatives	(28.7)	6.1	2.6	nm	(135)%
Loss on debt extinguishment	8.4	17.4	1.3	52%	nm
Interest expense	362.9	421.9	398.0	14%	(6)%
Interest income	(19.7)	(18.7)	(13.3)	5%	41%

Operating income	356.8	382.9	337.0	(7)%	14%
Plus:
Depreciation and amortization	264.7	264.9	282.9	—%	6%

EBITDA	621.5	647.8	619.9	(4)%	5%
Plus:
Share-based compensation expense(a)	64.8	38.8	39.0	(67)%	1%
Loss on impairment of assets(b)	40.6	23.5	—	(73)%	nm
EiP implementation expenses(c)	104.8	55.6	44.5	(88)%	(25)%

Adjusted EBITDA	$831.7	$765.6	$703.4	9%	9%

nm—percentage changes not meaningful

(a)
Represents non-cash, share-based compensation expense pursuant to the provisions of ASC 718.

(b)
Represents non-cash charges related to impairments of long-lived assets. For further details on certain impairment items see "Discussion of Significant Items Affecting the Consolidated Results for the Years Ended December 31, 2017, 2016 and 2015—Impairments."

(c)
EiP implementation expenses are related to our enterprise-wide initiative to optimize and standardize our processes, creating vertical integration of procurement, information technology, finance, accounting and human resources. The first wave of EiP began in 2014 and was substantially completed in 2017, and includes the establishment of regional SSOs around the world, as well as improvements to our system of internal controls over financial reporting. Given the success of the first wave of EiP, we have expanded the initiative into other back- and mid-office areas, as well as certain student-facing activities, in order to generate additional efficiencies and create a more efficient organizational structure. Also included in EiP are certain non-recurring costs incurred in connection with the planned dispositions described in Note 3, Assets Held for Sale, of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Comparison of Depreciation and Amortization, Share-based Compensation and EiP Implementation Expenses for the Years Ended December 31, 2017 and 2016

        Depreciation and amortization decreased by $0.2 million to $264.7 million for 2017 from $264.9 million for 2016. The incremental impact of dispositions decreased depreciation and amortization expense by $3.0 million. Other items accounted for a decrease in depreciation and amortization expense of $1.6 million. These decreases were partially offset by the effects of foreign currency exchange, which increased depreciation and amortization expense by $4.4 million for 2017 compared to 2016.

        Share-based compensation expense increased by $26.0 million to $64.8 million for 2017 from $38.8 million for 2016. This increase is attributable in part to stock options that were granted to the Company's then-CEO under the Executive Profits Interests (EPI) agreement. The EPI options vested upon consummation of the IPO on February 6, 2017, resulting in additional share-based compensation expense of $14.6 million during 2017. Additionally, we recognized $15.0 million in additional share-based compensation expense in 2017 related to the extension of the post-employment exercise periods of vested stock options for several executives in connection with their separation from the Company.

        EiP implementation expenses increased by $49.2 million to $104.8 million for 2017 from $55.6 million for 2016. The EiP expenses are related to an enterprise-wide initiative to optimize and standardize our processes, creating vertical integration of procurement, information technology, financing, accounting and human resources. EiP also includes the establishment of regional SSOs around the world, as well as improvements to our system of internal controls over financial reporting. The increase relates primarily to increased severance costs in 2017 that are predominantly contractual termination benefits recognized in accordance with ASC 712, "Compensation—Nonretirement Postemployment Benefits."

Comparison of Depreciation and Amortization, Share-based Compensation and EiP Implementation Expenses for the Years Ended December 31, 2016 and 2015

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

        Share-based compensation expense decreased by $0.2 million to $38.8 million for 2016 from $39.0 million for 2015. This decrease was primarily due to the following: (1) a decrease in expense recorded for the share-based deferred compensation arrangement as the remaining 2016 obligation of $18.2 million was settled in 2016 with $7.7 million in cash and $10.5 million in notes and as $87.1 million was paid in December 2015 with $37.1 million in cash and $50.0 million in notes and (2) a decrease in restricted stock awards expense in 2016 as compared to 2015. These decreases were partially offset by an increase in stock option expense related to an equity award modification in 2016.

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

Segment Results

        We have six operating segments: Brazil, Mexico, Andean & Iberian, Central America & U.S. Campuses, EMEAA, and Online & Partnerships. For purposes of the following comparison of results discussion, "segment direct costs" represent direct costs by segment as they are included in Adjusted EBITDA, such that depreciation and amortization expense, loss on impairment of assets, share-based compensation expense and our EiP implementation expenses have been excluded. For a further description of our segments, see "Overview."

        The following tables, derived from our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, presents selected financial information of our segments:

				% Change Better/(Worse)
(in millions) For the year ended December 31,	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Revenues:
Brazil	$765.7	$690.8	$672.9	11%	3%
Mexico	646.2	626.0	678.2	3%	(8)%
Andean & Iberian	1,313.9	1,188.6	1,121.4	11%	6%
Central America & U.S. Campuses	291.9	274.9	263.3	6%	4%
EMEAA	697.2	788.7	881.7	(12)%	(11)%
Online & Partnerships	690.4	705.0	708.0	(2)%	—%
Corporate	(27.3)	(29.7)	(33.8)	8%	12%

Consolidated Total Revenues	$4,378.0	$4,244.2	$4,291.7	3%	(1)%

Adjusted EBITDA:
Brazil	$134.2	$95.4	$81.3	41%	17%
Mexico	147.2	143.7	150.1	2%	(4)%
Andean & Iberian	360.1	283.4	255.1	27%	11%
Central America & U.S. Campuses	48.3	43.5	31.6	11%	38%
EMEAA	125.1	127.7	109.6	(2)%	17%
Online & Partnerships	204.5	208.2	191.0	(2)%	9%
Corporate	(187.7)	(136.4)	(115.4)	(38)%	(18)%

Consolidated Total Adjusted EBITDA	$831.7	$765.6	$703.4	9%	9%

Brazil

Financial Overview

Revenues	Adjusted EBITDA

Comparison of Brazil Results for the Year Ended December 31, 2017 to the Year Ended December 31, 2016

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
December 31, 2016	$690.8	$595.4	$95.4
Organic enrollment(1)	25.3
Product mix, pricing and timing(1)	(2.9)

Organic constant currency	22.4	6.3	16.1
Foreign exchange	52.5	51.0	1.5
Acquisitions	—	—	—
Dispositions	—	—	—
Other(2)	—	(21.2)	21.2

December 31, 2017	$765.7	$631.5	$134.2

(1)
Organic enrollment and Product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

(2)
Other is composed of acquisition-related contingent liabilities for taxes other-than-income tax, net of changes in recorded indemnification assets.

        Revenues increased by $74.9 million, an 11% increase from 2016.

  •
  Organic enrollment increased during 2017 by 3%, increasing revenues by $25.3 million.

  •
  Revenues represented 17% of our consolidated total revenues for 2017 compared to 16% for 2016.

        Adjusted EBITDA increased by $38.8 million, a 41% increase from 2016.

  •
  Acquisition-related contingent liabilities for taxes other-than-income tax, net of changes in recorded indemnification assets, decreased direct costs by $6.2 million in 2017 and increased direct costs by $15.0 million in 2016, decreasing expenses by $21.2 million in 2017 compared to 2016.

Comparison of Brazil Results for the Year Ended December 31, 2016 to the Year Ended December 31, 2015

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
December 31, 2015	$672.9	$591.6	$81.3
Organic enrollment(1)	(5.0)
Product mix, pricing and timing(1)	29.6

Organic constant currency	24.6	24.0	0.6
Foreign exchange	(6.7)	(29.6)	22.9
Acquisitions	—	—	—
Dispositions	—	—	—
Employee termination costs	—	(3.3)	3.3
Other(2)	—	12.7	(12.7)

December 31, 2016	$690.8	$595.4	$95.4

(1)
Organic enrollment and Product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

(2)
Other is composed of acquisition-related contingent liabilities for taxes other-than-income tax, net of changes in recorded indemnification assets.

        Revenues increased by $17.9 million, a 3% increase from 2015.

  •
  Organic enrollment decreased during 2016 by 1%, decreasing revenues by $5.0 million.

  •
  Revenues represented 16% of our consolidated total revenues for 2016 and 2015.

        Adjusted EBITDA increased by $14.1 million, a 17% increase from 2015.

  •
  Acquisition-related contingent liabilities for taxes other-than-income tax, net of changes in recorded indemnification assets, increased direct costs by $15.0 million in 2016 and increased direct costs by $2.3 million in 2015, increasing expenses by $12.7 million in 2016 compared to 2015.

Mexico

Financial Overview

Revenues	Adjusted EBITDA

Comparison of Mexico Results for the Year Ended December 31, 2017 to the Year Ended December 31, 2016

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
December 31, 2016	$626.0	$482.3	$143.7
Organic enrollment(1)	7.0
Product mix, pricing and timing(1)	22.2

Organic constant currency	29.2	23.6	5.6
Foreign exchange	(9.0)	(6.4)	(2.6)
Acquisitions	—	—	—
Dispositions	—	—	—
Other(2)	—	(0.5)	0.5

December 31, 2017	$646.2	$499.0	$147.2

(1)
Organic enrollment and Product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

(2)
Other is composed of acquisition-related contingent liabilities for taxes other-than-income tax, net of changes in recorded indemnification assets.

        Revenues increased by $20.2 million, a 3% increase from 2016.

  •
  Organic enrollment increased during 2017 by 2%, increasing revenues by $7.0 million.

  •
  Revenues represented 15% of our consolidated total revenues for both 2017 and 2016.

        Adjusted EBITDA increased by $3.5 million, a 2% increase from 2016.

  •
  The September 2017 Mexico City earthquake caused approximately $3.3 million of repairs and maintenance expenses to be recorded in direct costs.

Comparison of Mexico Results for the Year Ended December 31, 2016 to the Year Ended December 31, 2015

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
December 31, 2015	$678.2	$528.1	$150.1
Organic enrollment(1)	22.8
Product mix, pricing and timing(1)	33.3

Organic constant currency	56.1	37.7	18.4
Foreign exchange	(108.3)	(84.0)	(24.3)
Acquisitions	—	—	—
Dispositions	—	—	—
Employee termination costs	—	(0.1)	0.1
Other(2)	—	0.6	(0.6)

December 31, 2016	$626.0	$482.3	$143.7

(1)
Organic enrollment and Product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

(2)
Other is composed of acquisition-related contingent liabilities for taxes other-than-income tax, net of changes in recorded indemnification assets.

        Revenues decreased by $52.2 million, an 8% decrease from 2015.

  •
  Organic enrollment increased during 2016 by 4%, increasing revenues by $22.8 million.

  •
  Revenues represented 15% of our consolidated total revenues for 2016 compared to 16% for 2015.

        Adjusted EBITDA decreased by $6.4 million, a 4% decrease from 2015.

Andean & Iberian

Financial Overview

Revenues	Adjusted EBITDA

Comparison of Andean & Iberian Results for the Year Ended December 31, 2017 to the Year Ended December 31, 2016

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
December 31, 2016	$1,188.6	$905.2	$283.4
Organic enrollment(1)	43.9
Product mix, pricing and timing(1)	44.3

Organic constant currency	88.2	37.3	50.9
Foreign exchange	37.1	31.6	5.5
Acquisitions	—	—	—
Dispositions	—	—	—
Other(2)	—	(20.3)	20.3

December 31, 2017	$1,313.9	$953.8	$360.1

(1)
Organic enrollment and Product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

(2)
Other includes an operating gain on the sale of property and equipment from Ad Portas to UDLA Ecuador.

        Revenues increased by $125.3 million, an 11% increase from 2016.

  •
  Organic enrollment increased during 2017 by 4%, increasing revenues by $43.9 million.

  •
  Revenue represented 30% of our consolidated total revenues for 2017 compared to 28% for 2016.

        Adjusted EBITDA increased by $76.7 million, a 27% increase from 2016.

  •
  In November 2017, we completed the sale of property and equipment from Ad Portas to UDLA Ecuador and recognized an operating gain of approximately $20.3 million, which is included in the Other line item in the above table.

  •
  Foreign exchange affected the results for 2017 due to the strengthening of the Chilean Peso, the Peruvian Nuevo Sol and the Euro relative to the USD.

Comparison of Andean & Iberian Results for the Year Ended December 31, 2016 to the Year Ended December 31, 2015

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
December 31, 2015	$1,121.4	$866.3	$255.1
Organic enrollment(1)	52.8
Product mix, pricing and timing(1)	43.3

Organic constant currency	96.1	71.2	24.9
Foreign exchange	(32.3)	(30.0)	(2.3)
Acquisitions	3.4	2.0	1.4
Dispositions	—	—	—
Employee termination costs	—	(4.1)	4.1
Other(2)	—	(0.2)	0.2

December 31, 2016	$1,188.6	$905.2	$283.4

(1)
Organic enrollment and Product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

(2)
Other is composed of acquisition-related contingent liabilities for taxes other-than-income tax, net of changes in recorded indemnification assets.

        Revenues increased by $67.2 million, a 6% increase from 2015.

  •
  Organic enrollment increased during 2016 by 6%, increasing revenues by $52.8 million.

  •
  Revenues represented 28% of our consolidated total revenues for 2016 compared to 26% for 2015.

        Adjusted EBITDA increased by $28.3 million, an 11% increase from 2015.

Central America & U.S. Campuses

Financial Overview

Revenues	Adjusted EBITDA

Comparison of Central America & U.S. Campuses Results for the Year Ended December 31, 2017 to the Year Ended December 31, 2016

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
December 31, 2016	$274.9	$231.4	$43.5
Organic enrollment(1)	17.9
Product mix, pricing and timing(1)	4.2

Organic constant currency	22.1	16.4	5.7
Foreign exchange	(5.1)	(4.2)	(0.9)
Acquisitions	—	—	—
Dispositions	—	—	—
Other	—	—	—

December 31, 2017	$291.9	$243.6	$48.3

(1)
Organic enrollment and Product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

        Revenues increased by $17.0 million, a 6% increase from 2016.

  •
  Organic enrollment increased during 2017 by 3%, increasing revenues by $17.9 million.

  •
  Revenues represented 6% of our consolidated total revenues for 2017 and 2016.

        Adjusted EBITDA increased by $4.8 million, an 11% increase from 2016.

Comparison of Central America & U.S. Campuses Results for the Year Ended December 31, 2016 to the Year Ended December 31, 2015

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
December 31, 2015	$263.3	$231.7	$31.6
Organic enrollment(1)	8.0
Product mix, pricing and timing(1)	6.9

Organic constant currency	14.9	3.0	11.9
Foreign exchange	(3.3)	(2.8)	(0.5)
Acquisitions	—	—	—
Dispositions	—	—	—
Employee termination costs	—	(0.5)	0.5
Other	—	—	—

December 31, 2016	$274.9	$231.4	$43.5

(1)
Organic enrollment and Product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

        Revenues increased by $11.6 million, a 4% increase from 2015.

  •
  Organic enrollment increased during 2016 by 4%, increasing revenues by $8.0 million.

  •
  Revenues represented 6% of our consolidated total revenues for 2016 and 2015.

        Adjusted EBITDA increased by $11.9 million, a 38% increase from 2015.

EMEAA

Financial Overview

Revenues	Adjusted EBITDA

Comparison of EMEAA Results for the Year Ended December 31, 2017 to the Year Ended December 31, 2016

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
December 31, 2016	$788.7	$661.0	$127.7
Organic enrollment(1)	36.4
Product mix, pricing and timing(1)	28.5

Organic constant currency	64.9	32.7	32.2
Foreign exchange	(14.5)	(6.3)	(8.2)
Acquisitions	—	—	—
Dispositions	(141.9)	(115.3)	(26.6)
Other	—	—	—

December 31, 2017	$697.2	$572.1	$125.1

(1)
Organic enrollment and Product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

        Revenues decreased by $91.5 million, a 12% decrease from 2016.

  •
  Organic enrollment increased during 2017 by 5%, increasing revenues by $36.4 million.

  •
  The disposition of our Swiss and French institutions by sale accounted for a $141.9 million decrease in revenues.

  •
  Revenues represented 16% of our consolidated total revenues for 2017 compared to 18% for 2016.

        Adjusted EBITDA decreased by $2.6 million, a 2% decrease from 2016.

  •
  Foreign exchange affected the results for 2017 primarily due to the weakening of the Turkish Lira, the Malaysian Ringgit, and the Chinese Renminbi, partially offset by the strengthening of the Australian Dollar, the Euro, the Indian Rupee, and the South African Rand relative to the USD.

  •
  The incremental impact of dispositions includes the sale of our Swiss and French institutions and accounted for a $26.6 million decrease in Adjusted EBITDA.

Comparison of EMEAA Results for the Year Ended December 31, 2016 to the Year Ended December 31, 2015

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
December 31, 2015	$881.7	$772.1	$109.6
Organic enrollment(1)	33.1
Product mix, pricing and timing(1)	32.2

Organic constant currency	65.3	33.0	32.3
Foreign exchange	(29.3)	(23.6)	(5.7)
Acquisitions	—	—	—
Dispositions	(129.0)	(114.9)	(14.1)
Employee termination costs	—	(5.7)	5.7
Other(2)	—	0.1	(0.1)

December 31, 2016	$788.7	$661.0	$127.7

(1)
Organic enrollment and Product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

(2)
Other is composed of acquisition-related contingent liabilities for taxes other-than-income tax, net of changes in recorded indemnification assets.

        Revenues decreased by $93.0 million, an 11% decrease from 2015.

  •
  Organic enrollment increased during 2016 by 7%, increasing revenues by $33.1 million.

  •
  Revenues represented 18% of our consolidated total revenues for 2016 compared to 20% for 2015.

        Adjusted EBITDA increased by $18.1 million, a 17% increase from 2015.

  •
  Foreign exchange affected the results for 2016 primarily due to the weakening of the Turkish Lira, the Malaysian Ringgit, the Chinese Renminbi, the Indian Rupee, South African Rand and the Swiss Franc relative to the USD.

  •
  The incremental impact of dispositions includes the sale of our Swiss and French institutions and accounted for a $14.1 million decrease in Adjusted EBITDA.

Online & Partnerships

Financial Overview

Revenues	Adjusted EBITDA

Comparison of Online & Partnerships Results for the Year Ended December 31, 2017 to the Year Ended December 31, 2016

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
December 31, 2016	$705.0	$496.8	$208.2
Organic enrollment(1)	(35.6)
Product mix, pricing and timing(1)	20.4

Organic constant currency	(15.2)	(11.6)	(3.6)
Foreign exchange	0.6	0.7	(0.1)
Acquisitions	—	—	—
Dispositions	—	—	—
Other	—	—	—

December 31, 2017	$690.4	$485.9	$204.5

(1)
Organic enrollment and Product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

        Revenues decreased by $14.6 million, a 2% decrease from 2016.

  •
  Organic enrollment decreased during 2017 by 6%, decreasing revenues by $35.6 million.

  •
  Revenues represented 16% of our consolidated total revenues for 2017 compared to 17% for 2016.

        Adjusted EBITDA decreased by $3.7 million, a 2% decrease compared to 2016.

Comparison of Online & Partnerships Results for the Year Ended December 31, 2016 to the Year Ended December 31, 2015

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
December 31, 2015	$708.0	$517.0	$191.0
Organic enrollment(1)	6.2
Product mix, pricing and timing(1)	(9.0)

Organic constant currency	(2.8)	(18.7)	15.9
Foreign exchange	(0.2)	—	(0.2)
Acquisitions	—	—	—
Dispositions	—	—	—
Employee termination costs	—	(1.5)	1.5
Other	—	—	—

December 31, 2016	$705.0	$496.8	$208.2

(1)
Organic enrollment and Product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

        Revenues decreased by $3.0 million, remaining essentially flat from 2015.

  •
  Organic enrollment increased during 2016 by 1%, increasing revenues by $6.2 million.

  •
  Revenues represented 17% of our consolidated total revenues for 2016 compared to 16% for 2015.

        Adjusted EBITDA increased by $17.2 million, a 9% increase from 2015, primarily due to operational cost reductions.

Corporate

        Corporate revenues represent amounts from contractual arrangements with UDLA Ecuador and our consolidated joint venture with the University of Liverpool, as well as Corporate billings for centralized IT costs billed to various segments, offset by the elimination of intersegment revenues.

Operating results for Corporate for the years ended December 31, 2017, 2016 and 2015 were as follows:

				% Change Better/(Worse)
(in millions)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Revenues	$(27.3)	$(29.7)	$(33.8)	8%	12%
Expenses	160.4	106.7	81.6	(50)%	(31)%

Adjusted EBITDA	$(187.7)	$(136.4)	$(115.4)	(38)%	(18)%

Comparison of Corporate Results for the Year Ended December 31, 2017 to the Year Ended December 31, 2016

        Adjusted EBITDA decreased by $51.3 million, a 38% decrease from 2016.

  •
  2017 includes expense of $22.8 million related to the portion of the refinancing transactions that was deemed to be a debt modification.

  •
  Expense of $4.5 million recorded in 2017 related to a transaction with a former business partner.

  •
  Other costs, primarily labor costs and other professional fees, increased expenses by $24.0 million, mostly related to ongoing internal controls compliance initiatives, increased consulting expenses, legal costs, and compensation and severance.

Comparison of Corporate Results for the Year Ended December 31, 2016 to the Year Ended December 31, 2015

        Adjusted EBITDA decreased by $21.0 million, an 18% decrease from 2015.

  •
  Labor costs and other professional fees increased expenses by $19.2 million.

  •
  In 2015, we recognized employee termination costs of $0.3 million.

  •
  Other items accounted for a decrease in Adjusted EBITDA of $2.1 million.

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

        As of December 31, 2017, our secondary source of liquidity was cash and cash equivalents of $468.7 million. Our cash accounts are maintained with high-quality financial institutions with no significant concentration in any one institution.

        The Company also maintains a revolving credit facility with a syndicate of financial institutions as a source of liquidity. The revolving credit facility provides for borrowings of $385.0 million and a maturity date of April 2022. If certain conditions are satisfied, the Second Amended and Restated Credit Agreement also provides for an incremental revolving and term loan facilities not to exceed $300.0 million plus additional amounts so long as both immediately before and after giving effect to such incremental facilities the Company's Consolidated Senior Secured Debt to Consolidated EBITDA ratio, as defined in the Second Amended and Restated Credit Agreement, on a pro forma basis, does not exceed 2.75x. The Company also continues to maintain an unencumbered asset pool that it believes can be used for additional secured and unsecured borrowings, and for sale and sale-leaseback transactions. Additionally, a significant portion of the Company's capital expenditures in any given year are for growth initiatives and are therefore discretionary.

        The Company has continued to take actions to reduce leverage, improve liquidity and increase cash flow. In the first quarter of 2018, we repaid $350.0 million of the principal balance of the 2024 Term Loan using the proceeds from the sale of our Cyprus and Italy operations, along with borrowings on our revolving credit facility that were subsequently repaid with the China sale proceeds.

        The Company has several subsidiaries in our EMEAA and Central America & U.S. Campuses segments that are classified as held for sale as of December 31, 2017, as discussed in "Overview" and in Note 3, Assets Held for Sale, of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The Company intends to use proceeds from the subsidiary sales to repay debt.

Liquidity Restrictions

        Our liquidity is affected by restricted cash and investments balances, which totaled $224.9 million and $189.3 million as of December 31, 2017 and December 31, 2016, respectively.

        Restricted cash and investments consists of cash equivalents and short-term investments held to collateralize standby letters of credit in favor of the DOE. These letters of credit are required by the DOE in order to allow our U.S. institutions to participate in the Title IV program and totaled $136.9 million and $105.6 million as of December 31, 2017 and 2016, respectively.

        As of December 31, 2017 and 2016, we had $39.5 million and $34.7 million, respectively, posted as cash-collateral for LOCs related to the Spain Tax Audits.

        As part of our normal operations, our insurers issue surety bonds on our behalf, as required by various state education authorities in the United States. We are obligated to reimburse our insurers for any payments made by the insurers under the surety bonds. As of December 31, 2017 and 2016, the total face amount of these surety bonds was $14.0 million and $12.2 million, respectively.

Indefinite Reinvestment of Foreign Earnings

        We earn a significant portion of our income from subsidiaries located in countries outside the United States. As part of our business strategies, we have determined that all earnings from our foreign operations will be deemed indefinitely reinvested outside of the United States. As of December 31, 2017, $447.9 million of our total $468.7 million of cash and cash equivalents were held by foreign subsidiaries, including $231.9 million held by VIEs. These amounts above do not include $49.2 million of cash recorded at subsidiaries that are classified as held for sale at December 31, 2017, of which $45.2 million was held by foreign subsidiaries. As of December 31, 2016, $373.4 million of our total $465.0 million of cash and cash equivalents were held by foreign subsidiaries, including $169.1 million held by VIEs. The VIEs' cash and cash equivalents balances are generally required to be used only for the operations of these VIEs.

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

Liquidity Requirements

        Our short-term liquidity requirements include: funding for debt service (including capital leases); operating lease obligations; payments due to shareholders of acquired companies; payments of deferred compensation; working capital; operating expenses; payments of third-party obligations; capital expenditures; payments related to certain asset sale transactions; and business development activities.

        Long-term liquidity requirements include: payments on long-term debt (including capital leases); operating lease obligations; payments of long-term amounts due to shareholders of acquired companies; payments of deferred compensation; settlements of derivatives; and payments of third-party obligations.

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

        On April 26, 2017, we completed an offering of $800.0 million aggregate principal amount of 8.250% Senior Notes due 2025 (the Senior Notes due 2025).The Senior Notes due 2025 were issued at par and will mature on May 1, 2025. Interest on the Senior Notes due 2025 is payable semi-annually on May 1 and November 1, and the first interest payment date was November 1, 2017.

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

        As of December 31, 2017, senior long-term borrowings totaled $2,425.3 million and consisted of $1,625.3 million under the Senior Secured Credit Facility that matures in April 2022 and April 2024 and $800.0 million in Senior Notes due 2025 that mature on May 2025.

        As of December 31, 2017, other debt balances totaled $809.2 million and our capital lease obligations and sale-leaseback financings were $234.4 million. Other debt includes lines of credit and short-term borrowing arrangements of subsidiaries, mortgages payable and notes payable.

        Approximately $53.4 million of long-term debt, including the current portion, is included in the held-for-sale liabilities recorded on the consolidated balance sheet as of December 31, 2017. For further description of the held-for-sale amounts see Note 3, Assets Held for Sale in our consolidated financial statements included elsewhere in this Form 10-K.

Senior Secured Credit Facility

        As of December 31, 2017, the outstanding balance under our Senior Secured Credit Facility was $1,625.3 million, which consisted of $52.0 million outstanding under our $385.0 million senior secured revolving credit facility and an aggregate outstanding balance of $1,573.3 million, net of a debt discount, under the term loans. As of December 31, 2016, the outstanding balance under our previous senior credit facility was $1,497.9 million, which consisted of no amount outstanding under our senior secured multi-currency revolving credit facility and an aggregate outstanding balance of $1,497.9 million, net of a debt discount, under the term loans.

Senior Notes

        As of December 31, 2017, the outstanding balance under our Senior Notes due 2025 was $800.0 million. As of December 31, 2016, our outstanding balance under our Senior Notes due 2019 was $1,388.0 million, net of a debt discount.

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

Covenants

        Under our Second Amended and Restated Credit Agreement we are subject to a Consolidated Senior Secured Debt to Consolidated EBITDA financial maintenance covenant, as defined in the Second Amended and Restated Credit Agreement, unless certain conditions are satisfied. As of December 31, 2017, these conditions were satisfied and, therefore, we were not subject to the leverage ratio covenant. The maximum ratio, as defined, is 4.50x as of the last day of each quarter ending June 30, 2017 through September 30, 2017, 3.75x as of the last day of each quarter ending December 31, 2017 through March 31, 2018, and 3.50x as of the last day of each quarter ending June 30, 2018 and thereafter. In addition, notes payable at some of our locations contain financial maintenance covenants.

Other Debt

        Other debt includes lines of credit and short-term borrowing arrangements of subsidiaries, mortgages payable, and notes payable.

        As of December 31, 2017 and 2016, the aggregate outstanding balances on our lines of credit were $55.8 million and $66.1 million, respectively.

        On May 12, 2016, two outstanding loans at Universidad del Valle de México (UVM Mexico) that originated in 2007 and 2012 and were both scheduled to mature in May 2021 were refinanced and combined into one loan. The maturity date of the combined loan was extended to May 15, 2023. Principal repayments were suspended until May 15, 2018. The new refinanced loan carries a variable interest rate based on the 28-day Mexican Interbanking Offer Rate (TIIE), plus the applicable margin. The applicable margin for the interest calculation is established based on the ratio of debt to EBITDA, as defined in the agreement. Interest is paid monthly commencing on May 15, 2016. The outstanding balance of the loan on May 12, 2016 was MXN 2,224.6 million (US $120.5 million at that date). As of December 31, 2017, the interest rate on the loan was 10.72% and the outstanding balance on the loan was $112.6 million. As of December 31, 2016, the interest rate on the loan was 8.94% and the outstanding balance on the loan was $107.8 million.

        In addition to the loans above, in August 2015 UVM Mexico entered into an agreement with a bank for a loan of MXN 1,300.0 million (approximately US $79.0 million at the time of the loan). The loan carried a variable interest rate (8.09% at December 31, 2016) and was scheduled to mature in August 2020. As of December 31, 2016 the outstanding balance of this loan was $63.0 million. During December 2017, this loan was paid in full and a new loan in the amount of MXN 1,700.0 million (approximately US $89.0 million at the time of the loan) was obtained. The new loan matures in December 2023 and carries a variable interest rate based on TIIE, plus an applicable margin, which is established based on the ratio of debt to EBITDA, as defined in the agreement (10.02% as of December 31, 2017). Payments on the loan are deferred until December 2018, at which time quarterly principal payments are due, beginning at MXN 42.5 million (US $2.2 million at December 31, 2017) and increasing to MXN 76.5 million (US $3.9 million at December 31, 2017), with a balloon payment of MXN 425.0 million (US $21.5 million at December 31, 2017) due at maturity. As of December 31, 2017, the outstanding balance of this loan was $86.1 million.

        The Company has also obtained financing to fund the construction of two new campuses at one of our institutions in Peru, Universidad Peruana de Ciencias Aplicadas. As of December 31, 2017 and 2016, the outstanding balance on the loans was $42.2 million and $47.8 million, respectively. These loans have varying maturity dates with the final payment due in October 2022.

        We have outstanding notes payable at Universidad Privada del Norte (UPN), one of our institutions in Peru. These loans have varying maturity dates through December 2024. As of December 31, 2017 and 2016, these loans had an aggregate balance of $38.6 million and $44.5 million, respectively.

        On December 22, 2017, one of our subsidiaries in Peru entered into an agreement to borrow PEN 247.5 million (approximately US $76.0 million at the agreement date). The loan matures in December 2022. Quarterly payments in the amount of PEN 9.3 million (US $2.9 million at December 31, 2017) are due from March 2018 through December 2019. The quarterly payments increase to PEN 14.4 million (US $4.5 million at December 31, 2017) in March 2020 through the loan's maturity in December 2022. As of December 31, 2017, no payments have been made on this loan and it had a balance of $76.4 million.

        In May 2014, the Company obtained financing to fund the construction of a new campus at one of our institutions in Panama. As of December 31, 2017 and 2016, the outstanding balance on this loan was $21.4 million and $25.0 million, respectively, and it matures in 2024.

        We had outstanding notes payable at HIEU in China. As of December 31, 2017 and 2016, the outstanding balance on the loans was $21.4 million and $61.9 million, respectively. As discussed in Note 3, Assets Held for Sale, in the consolidated financial statements included elsewhere in this Form 10-K, Laureate entered into an agreement to sell LEILY, the entity that indirectly holds the sponsorship interests in HIEU, and as a result these outstanding notes payable have been included in liabilities held for sale as of December 31, 2017. As discussed in Note 25, Subsequent Events, in the consolidated financial statements included elsewhere in this Form 10-K we closed the sale of LEILY in January 2018.

        We have outstanding notes payable at a real estate subsidiary in Chile. As of December 31, 2017 and 2016, the outstanding balance on the loans was $67.1 million and $62.7 million, respectively. These notes are repayable in installments with the final installment due in August 2028.

        On December 20, 2013, Laureate acquired THINK and financed a portion of the purchase price by borrowing AUD 45.0 million (US $34.7 million at December 31, 2017) under a syndicated facility agreement in the form of two term loans of AUD 22.5 million each. Facility A is payable at its maturity date of December 20, 2018. Facility B was amended in 2016 to be a revolving facility of up to AUD 15.0 million (US $11.6 million at December 31, 2017) and any balance outstanding is repayable at its maturity date of December 20, 2018. In October 2017, these loan facilities were further amended to provide the lender a security interest in all of the assets of Laureate's Australian operations. In addition, Facility A was converted from a term loan to a loan with a balloon payment due at maturity. As of December 31, 2017 and 2016, $16.1 million and $16.8 million, respectively, was outstanding under these loan facilities.

        We acquired FMU on September 12, 2014 and financed a portion of the purchase price by borrowing amounts under two loans that totaled BRL 259.1 million (approximately US $110.3 million at the borrowing date). Beginning in October 2017, the loans require semi-annual principal payments of BRL 22.0 million, continuing through their maturity dates in April 2021. As of December 31, 2017 and 2016, the outstanding balance of these loans was $46.4 million and $59.8 million, respectively.

        On November 18, 2015, one of our Spanish subsidiaries entered into an agreement with two banks to borrow a total of EUR 100.0 million (approximately US $106.5 million at the agreement date) for a term of 10 years. As of December 31, 2017 and 2016, the outstanding balance on this loan was $100.9 million and $96.6 million, respectively.

        On December 20, 2017, one of our subsidiaries in Brazil entered into an agreement to borrow BRL 360.0 million (approximately US $110.0 million at the time of the loan). The loan matures on December 25, 2022. Quarterly payments in the amount of BRL 13.5 million (US $4.1 million at December 31, 2017) are due from March 2019 through December 2019, at which point the quarterly payments increase to BRL 22.5 million (US $6.8 million at December 31, 2017) from March 2020 through December 2020, then to BRL 27.0 million (US $8.1 million at December 31, 2017) from March 2021 through maturity in December 2022. As of December 31, 2017, no payments have been made on this loan and it had a balance of $108.4 million.

Leases

        We conduct a significant portion of our operations from leased facilities. These facilities include our corporate headquarters, other office locations, and many of our higher education facilities.

Due to Shareholders of Acquired Companies

        One method of payment for acquisitions is the use of promissory notes payable to the sellers of acquired companies. As of December 31, 2017 and December 31, 2016, we recorded $79.6 million and $210.9 million, respectively, for these liabilities. During the third quarter of 2017, we repaid the FMU seller note of $114.6 million. See also Note 6, Due to Shareholders of Acquired Companies, in our consolidated financial statements included elsewhere in this Form 10-K.

Capital Expenditures

        Capital expenditures consist of purchases of property and equipment, purchases of land use rights and expenditures for deferred costs. Our capital expenditure program is a component of our liquidity and capital management strategy. This program includes discretionary spending, which we can adjust in response to economic and other changes in our business environment, to grow our network through the following: (1) capacity expansion at institutions to support enrollment growth; (2) new campuses for institutions entering new geographic markets; (3) information technology to increase efficiency and controls; and (4) online content development. Our non-discretionary spending includes the maintenance of existing facilities. We typically fund our capital expenditures through cash flow from operations and external financing. In the event that we are unable to obtain the necessary funding for capital expenditures, our long-term growth strategy could be significantly affected. We believe that our internal sources of cash and our ability to obtain additional third-party financing, subject to market conditions, will be sufficient to fund our investing activities.

        Our capital expenditures, excluding receipts from the sale of subsidiaries and property equipment, were $293.8 million, $256.7 million and $366.9 million during 2017, 2016 and 2015, respectively. The 14% increase in capital expenditures for 2017 compared to 2016 was related to increased spending on growth initiatives in Brazil combined with facilities improvements in Mexico and Costa Rica. These increases were partially offset by lower capital expenditures on Peru growth initiatives combined with the timing of spending related to certain Corporate global transformation initiatives. The 30% decrease in capital expenditures for 2016 compared to 2015 primarily related to decreases in capital expenditures in Chile, Peru, EMEAA, France and Switzerland (both of which were divested during 2016) and due in part to an ongoing initiative to increase online delivery and reduce capital expenditures, in addition to project deferrals. These decreases were partially offset by increased information technology spending in Corporate. Our online initiative is designed to not only provide our students with access to the technology platforms and innovative programs they expect, but also to increase our enrollment in a more capital efficient manner, leveraging current infrastructure and improving classroom utilization.

Derivatives

        In the normal course of business, our operations are exposed to fluctuations in foreign currency values and interest rate changes. We mitigate a portion of these risks through a risk-management program that includes the use of derivatives. We were required to make net cash payments on our derivatives totaling $8.2 million, $17.7 million and $11.3 million for the years ended December 31, 2017, 2016 and 2015, respectively. These amounts include cash payments that were recognized as interest expense for the derivatives designated as cash flow hedges, and in 2016 included net cash payments made for the derivatives related to the sale transactions. For further information on our derivatives, see Note 15, Derivative Instruments, in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Series A Convertible Redeemable Preferred Stock (Series A Preferred Stock)

        In December 2016 and January 2017, the Company issued shares of Series A Preferred Stock for total gross proceeds of $400.0 million. The current outstanding liquidation value is approximately $420 million as the Company has paid in kind certain dividends on that instrument as provided for in the Certificate of Designations for the Series A Preferred Stock.

        The Company and each holder of shares of the Company's Series A Preferred Stock may elect to convert all of the shares of Series A Preferred Stock into shares of Class A Common Stock one day following the first anniversary of the closing of the Company's initial public offering, which occurred on February 6, 2017. However, the Company is not permitted to convert any shares of Series A Preferred Stock until there is an effective registration statement available to permit the holders of Series A Preferred Stock to sell the underlying shares of Class A Common Stock. As of the date of this filing, the Series A Preferred Stock has not been converted to Class A Common Stock.

        The shares of Series A Preferred Stock generally convert at a 15% discount to the lesser of (i) $14.00 (the price per share at which the Company's shares of Class A Common Stock were sold to the public in the Company's initial public offering) or (ii) the volume-weighted average price per share of our Class A Common Stock during the 30 trading days prior to conversion, but in no case shall the conversion price be less than 75% of $14.00. The number of shares of Class A Common Stock expected to be issued upon the conversion of all the outstanding Series A Preferred Stock is between 35.3 million and 40.0 million shares.

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

Laureate Education, Inc. Deferred Compensation Plan

        Laureate maintains a deferred compensation plan to provide certain executive employees and members of our Board of Directors with the opportunity to defer their salaries, bonuses, and Board of Directors' retainers and fees in order to accumulate funds for retirement on a pre-tax basis. Participants are 100% vested in their respective deferrals and the earnings thereon. Laureate does not make contributions to the plan or guarantee returns on the investments. Although plan investments and participant deferrals are kept in a separate trust account, the assets remain Laureate's property and are subject to claims of general creditors.

        As of December 31, 2017 and 2016, plan assets included in Other assets in our Consolidated Balance Sheets were $11.6 million and $10.4 million, respectively. As of December 31, 2017 and 2016, the plan liabilities reported in our Consolidated Balance Sheets were $18.7 million and $16.0 million, respectively. As of December 31, 2017 and 2016, $11.9 million and $0.9 million, respectively, of the total plan liability was classified as a current liability; the remainder was noncurrent and recorded in Other long-term liabilities. The increase in the current liability in 2017 relates to several participants who retired during the fourth quarter of 2017 and are required to receive distributions of their plan balances in 2018. The Company plans to fund at least approximately $5.2 million of the 2018 plan distributions with operating cash, rather than using the plan assets.

Assets Held for Sale-Kendall Asset Purchase Agreement

        Under the January 2018 asset purchase agreement for Kendall, we agreed to make future payments to NLU, the buyer. As discussed in Note 25, Subsequent Events in the consolidated financial statements included elsewhere in this Form 10-K, in January 2018 Laureate paid $0.5 million to reimburse NLU for its expenses in connection with the transactions contemplated by the sale purchase agreement. Also, at the closing of the sale, Laureate will pay to NLU up to $14.0 million to support NLU's construction of facilities for the acquired culinary program on Kendall's campus, subject to possible partial recoupment under specified conditions during the 10-year post-closing period.

Chilean Regulatory Updates

        If the 2017 Higher Education Bill is enacted in the form as described in "Item 1A—Risk Factors—Political and regulatory developments in Chile have materially adversely affected us and may continue to affect us," we believe, based on our interpretation of the current form of the 2017 Higher Education Bill, we will have a decrease of approximately $410 million to $430 million in revenues on an annual consolidated basis and a total impact of approximately $70 million to operating income, partially offset by an increase of approximately $10 million in equity in income of affiliates, net of tax. As of December 31, 2017, the three Chilean non-profit institutions had a total cash balance of approximately $101 million. The Company's continuing evaluation of the impact of the New Law may result in changes to its expectations due to changes in the Company's interpretations of the law, assumptions used, and additional guidance that may be issued.

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

        The following table summarizes our cash flows from operating, investing, and financing activities for each of the past three fiscal years:

(in millions)	2017	2016	2015
Cash provided by (used in):
Operating activities	$130.8	$184.6	$170.5
Investing activities	(324.5)	269.2	(173.6)
Financing activities	222.8	(445.7)	34.4
Effects of exchange rates changes on cash	24.0	(1.8)	(34.2)
Change in cash included in current assets held for sale	(49.2)	—	—

Net change in cash and cash equivalents	$3.8	$6.3	$(2.9)

Comparison of Cash Flows for the Year Ended December 31, 2017 to the Year Ended December 31, 2016

Operating activities

        Cash provided by operating activities decreased by $53.8 million to $130.8 million for 2017, compared to $184.6 million for 2016. This decrease in operating cash flows during 2017 is due primarily to the payment of redemption and call premiums during the second quarter of 2017 on the debt modification, which totaled $65.2 million, as well as debt modification fees that were paid and expensed during 2017 of $22.8 million. During the third quarter of 2017 we also fully repaid the FMU seller notes, the interest portion of which is classified in operating cash flows and included in the $39.4 million of Interest paid on deferred purchase price for acquisitions. In addition, cash paid for interest on all other debt increased by $17.0 million, from $367.3 million for 2016 to $384.3 million for 2017. During 2017 we had lower average debt balances and lower interest rates than in 2016, so this increase in cash paid for interest is attributable to the timing of interest payments as a result of the 2017 refinancing transactions; the year-over-year decrease in our accrued interest payable balance resulted in increased cash interest payments of approximately $79.0 million in 2017 as compared to 2016. Cash paid for taxes increased by $1.8 million, from $128.7 million for 2016 to $130.5 million for 2017. Changes in operating assets and liabilities and other working capital increased cash by $92.4 million for 2017, compared to 2016, which can be partly attributed to the effect on operating cash flows for 2016 of the dispositions of the Swiss and French businesses.

Investing activities

        Cash used in investing activities increased by $593.7 million for 2017 to $(324.5) million, from an investing cash inflow of $269.2 million in 2016. This change is primarily attributable to the sales of the Swiss and French institutions during 2016, which resulted in a $544.6 million year-over-year decrease in receipts from the sale of property and equipment. Additionally, capital expenditures were higher in 2017 than in 2016 by $37.1 million. These decreases in cash were partially offset by a year-over-year increase in investing cash flows of $5.7 million related to the 2016 cash settlement of derivatives associated with the sales of the Swiss and French institutions. Other items accounted for the remaining change of $17.7 million.

Financing activities

        Cash provided by financing activities increased by $668.5 million for 2017 to $222.8 million, compared to a financing cash outflow of $(445.7) million for 2016. This increased cash from financing activities was primarily attributable to the $456.4 million of net proceeds from the IPO. Additionally, net payments of long-term debt during 2017, which included the repayment of the previous senior credit facility and the redemption of the Senior Notes due 2019 in addition to the repurchase of $22.6 million of Senior Notes due 2019 under the Note Exchange Agreements, were $572.4 million lower than in 2016. Debt repayments in 2016 included a payment of $300.0 million made in connection with the 2016 amendment of our credit agreement and approximately $269.3 million of repayments on our revolving credit facility related to the balance outstanding at the beginning of 2016. In addition, payments to purchase noncontrolling interests were $8.2 million lower during 2017 as compared to 2016, since 2016 included the purchase of the remaining noncontrolling interest of St. Augustine. These increases in cash from financing activities were partially offset by less net proceeds from the issuance of Series A Preferred Stock of $273.9 million, higher payments of deferred purchase price for acquisitions during 2017 versus 2016 of $72.7 million, due principally to the repayment of the FMU seller note in September 2017 and higher dividends of $17.9 million in 2017 paid on the Series A Preferred Stock. Other items accounted for the remaining change of $4.0 million.

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

Investing activities

        Cash from investing activities increased by $442.8 million for 2016 to $269.2 million, from an investing cash usage of $(173.6) million for 2015. Cash provided by investing activities was higher during 2016 than in 2015 due to the following: (1) proceeds from the sale of property and equipment were $350.4 million higher in 2016 than in 2015, due to proceeds received in 2016 from the sale of the Glion and Les Roches Hospitality Management schools and the French institutions, partially offset by the proceeds from the Switzerland sale-leaseback arrangements received in 2015; (2) our capital expenditures were $110.2 million lower in 2016 than in 2015; and (3) in 2015, we used cash for business acquisitions of $6.7 million related to the 2015 Portugal acquisition. These changes were partially offset by: (1) in 2016, we settled derivatives related to the sale of our subsidiaries for net cash payments of $5.7 million; and (2) in 2015, we received proceeds of $5.0 million related to the sale of HSM. Other items accounted for the remaining change of $13.8 million.

Financing activities

        Cash from financing activities decreased by $480.1 million for 2016 to $(445.7) million, compared to a financing cash inflow of $34.4 million for 2015. This change in financing activities was due to higher net payments of long-term debt during 2016 versus 2015 of $813.0 million, which included the prepayment of $300.0 million related to the Fifth Amendment to our Amended and Restated Credit Agreement, which we entered into on June 3, 2016, a $62.5 million payment on our Senior Notes due 2019, and a full pay down of our revolving credit facility, which had an outstanding balance of $269.3 million at the end of 2015. In addition, payments to purchase noncontrolling interests were higher in 2016 versus 2015 by $20.3 million, primarily related to the 2016 purchase of the remaining noncontrolling interest of St. Augustine. These changes were partially offset by the receipt of

$329.1 million of proceeds from the issuance of the Series A redeemable preferred stock in December 2016, a $19.0 million decrease in cash dividends to our shareholders, which is primarily related to a November 2015 cash dividend of $19.0 million, and a $3.3 million reduction in seller note payments during 2016 as compared to 2015. Other items accounted for the remaining difference of $1.8 million.

Contractual Obligations

        The following table reflects a summary of our contractual obligations as of December 31, 2017:

		Payments due by period
(in millions)	Total	less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt(a)(b)	$3,287.0	$160.3	$289.7	$357.8	$2,479.2
Interest payments(c)	1,579.5	270.8	498.6	433.3	376.8
Operating lease obligations(d)	1,497.7	201.9	357.9	305.7	632.2
Capital lease obligations(e)	250.0	8.2	41.8	40.8	159.2
Due to shareholders of acquired companies(f)	103.4	40.8	50.8	11.8	—
Other obligations(g)	79.2	34.4	16.8	10.9	17.1

Total	$6,796.8	$716.4	$1,255.6	$1,160.3	$3,664.5

(a)
Amount shown is gross of debt discount of approximately $14.7 million. Amount also includes approximately $37.7 million of debt related to subsidiaries that are classified as held for sale as of December 31, 2017.

(b)
On February 1, 2018, we amended our Senior Secured Credit Facility to reduce the interest rate on the 2024 Term Loan. In connection with this transaction, we also repaid $350.0 million of the principal balance of the 2024 Term Loan using the proceeds from the sale of our Cyprus and Italy operations, along with borrowings on our revolving credit facility that were subsequently repaid with the proceeds from the sale of our China operations. As a result of the $350.0 million repayment, there will be no further quarterly principal payments required and the remaining balance will be due at maturity.

(c)
Interest payments relate to long-term debt, capital lease obligations and amounts due to shareholders of acquired companies, including interest on obligations related to subsidiaries that are classified as held for sale as of December 31, 2017. Interest payments for variable-rate long-term debt were calculated using the variable interest rates in effect at December 31, 2017. As noted above, on February 1, 2018 we repaid $350.0 million of the principal balance of the 2024 Term Loan and, in addition, we amended our Senior Secured Credit Facility to reduce the interest rate on the 2024 Term Loan by 100 basis points.

(d)
Includes approximately $101.0 million of minimum future operating lease payments related to subsidiaries classified as held for sale as of December 31, 2017.

(e)
Includes failed sale-leasebacks. Also includes approximately $15.7 million of capital lease obligations related to subsidiaries classified as held for sale as of December 31, 2017.

(f)
Due to shareholders of acquired companies represent promissory notes payable to the sellers of companies acquired by us. These notes payable are generally interest-bearing and have been recorded at their carrying value of $79.6 million, which is included in due to shareholders of acquired companies, and $21.3 million, which is included in liabilities held for sale on the 2017 consolidated balance sheet.

(g)
Other obligations consists primarily of contractually-owed service-related compensation, foreign tax settlement payments, purchase commitments, and other contractual obligations. Includes

  $11.9 million for the current portion of a deferred compensation plan liability for certain executive employees and members of our board of directors. The current liability relates to participants who are required to receive distributions of their plan balances in 2018. The noncurrent portion of the deferred compensation plan liability of approximately $7.0 million is not included in the table above as the payout dates cannot be estimated. See also Note 19, Benefit Plans included in our consolidated financial statements included elsewhere in this Form 10-K.

        The preceding table does not reflect unrecognized income tax benefits, including interest and penalties, as of December 31, 2017 of approximately $128.5 million. We are unable to make a reasonably reliable estimate of the period of any cash settlements. It is reasonably possible that our liability for unrecognized tax benefits could change during the time period.

        The preceding table does not include the Series A Preferred Stock that is discussed in "Liquidity and Capital Resources." We have not included the Series A Preferred Stock in the table above since it could be converted into common stock upon certain conditions and is not mandatorily redeemable for cash on a fixed date.

Off-Balance Sheet Arrangements

        As of December 31, 2017, we have the following off-balance sheet arrangements:

Noncontrolling Interest Call Options

        We hold several call options that give us the right to purchase the remaining shares owned by noncontrolling interest holders of certain acquired subsidiaries. These call options had no impact on our consolidated financial statements as of December 31, 2017. For further discussion regarding call options, see Note 12, Commitments and Contingencies, and Note 2, Significant Accounting Policies, included in our consolidated financial statements included elsewhere in this Form 10-K.

Student Loan Guarantees

        The accredited Chilean institutions in our network also participate in the CAE Program. As part of the CAE Program, these institutions provide guarantees which result in contingent liabilities to third-party financing institutions, beginning at 90% of the tuition loans made directly to qualified students enrolled through the CAE Program and declining to 60% over time. The guarantees by these institutions are in effect during the period in which the student is enrolled. The maximum potential amount of payments our institutions could be required to make under the CAE Program was approximately $527.0 million and $479.0 million at December 31, 2017 and 2016, respectively. This maximum potential amount assumes that all students in the CAE Program do not graduate, so that our guarantee would not be assigned to the government, and that all students default on the full amount of the CAE-qualified loan balances. As of December 31, 2017 and 2016, we recorded $27.1 million and $20.6 million, respectively, as estimated long-term guarantee liabilities for these obligations, through a reduction of Revenues.

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

Standby Letters of Credit

        As of December 31, 2017, Laureate had outstanding letters of credit (LOCs), which consisted primarily of the following:

  •
  Fully cash-collateralized LOCs of $136.9 million in favor of the DOE, which are included in Restricted cash and investments. These LOCs were required to allow Walden, Kendall, NewSchool and St. Augustine to continue participating in the DOE Title IV program.

  •
  Fully cash-collateralized LOCs totaling $39.5 million, which are included in Restricted cash and investments, that were issued to continue the appeals process with the Spain Tax Authorities who challenged the holding company structure in Spain.

Surety Bonds

        As part of our normal operations, our insurers issue surety bonds on our behalf, as required by various state education authorities in the United States. We are obligated to reimburse our insurers for any payments made by the insurers under the surety bonds. As of December 31, 2017, the total face amount of these fully cash-collateralized surety bonds was $14.0 million.

        In November 2016, in order to continue participating in Prouni, a federal program that offers tax benefits designed to increase higher education participation rates in Brazil, UAM Brazil posted a guarantee in the amount of $15.3 million. In connection with the issuance of the guarantee, UAM Brazil obtained a non-collateralized surety bond from a third party in order to secure the guarantee. The cost of the surety bond was $1.4 million, of which half was reimbursed by the former owner of UAM Brazil, and is being amortized over the five-year term.

Critical Accounting Policies and Estimates

        The preparation of the consolidated financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. Actual results could differ from these estimates. Our significant accounting policies are discussed in Note 2, Significant Accounting Policies, in our consolidated financial statements included elsewhere in this Form 10-K. Our critical accounting policies require the most significant judgments and estimates about the effect of matters that are inherently uncertain. As a result, these accounting policies and estimates could materially affect our financial statements and are critical to the understanding of our results of operations and financial condition. Management has discussed the selection of these critical accounting policies and estimates with the audit committee of the board of directors.

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

        Revenues recognized by our for-profit entities from these contractual arrangements with our consolidated VIEs were $123.2 million, $113.3 million and $106.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. These revenues are eliminated in consolidation.

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

        Laureate's ability to conduct our business would be negatively affected if local governments were to carry out any of the aforementioned or other similar actions. In any such case, Laureate may no longer be able to consolidate the VIEs. As discussed in Note 25, Subsequent Events, in our consolidated financial statements included elsewhere in this Form 10-K, in January 2018 a bill was passed by the Chilean Congress and, assuming that it passes review by the Constitutional Court, it is expected to be signed into law by the President of Chile. Once the bill becomes law, it will prohibit for-profit organizations, such as Laureate, from controlling the boards of universities in Chile. As a result, the Company currently expects that it will be required to deconsolidate its three Chilean non-profit universities, which are included in the Andean & Iberian segment, as early as the first quarter of 2018.

        The VIEs in Brazil and Mexico include several not-for-profit foundations that have insignificant revenues and operating expenses. Selected Consolidated Statements of Operations information for VIEs was as follows, net of the charges related to the above-described contractual arrangements:

(in millions) For the years ended December 31,	2017	2016	2015
Selected Statements of Operations information:
Revenues, by segment:
Brazil	$0.1	$—	$—
Mexico	—	—	—
Andean & Iberian	418.0	380.1	363.5
Central America & U.S. Campuses	61.9	57.8	54.3
EMEAA	265.8	273.1	264.5

Revenues	745.8	711.0	682.4
Depreciation and amortization	49.1	51.7	53.0
Operating (loss) income, by segment:
Brazil	—	(0.1)	—
Mexico	(0.9)	(1.0)	(1.3)
Andean & Iberian	(4.9)	(17.2)	(12.8)
Central America & U.S. Campuses	0.3	0.4	(0.6)
EMEAA	33.0	29.0	22.9

Operating income	27.5	11.2	8.1
Net income	46.3	35.1	11.8
Net income attributable to Laureate Education, Inc.	43.2	33.0	11.5

        The following table reconciles the Net income (loss) attributable to Laureate Education, Inc. as presented in the table above, to the amounts in our Consolidated Statements of Operations:

(in millions) For the years ended December 31,	2017	2016	2015
Variable interest entities	$43.2	$33.0	$11.5
Other operations	482.8	520.1	118.5
Corporate and eliminations	(434.5)	(181.3)	(446.3)

Net income (loss) attributable to Laureate Education, Inc.	$91.5	$371.8	$(316.2)

        The following table presents selected assets and liabilities of the consolidated VIEs. Except for Goodwill, the assets in the table below include the assets that can be used only to settle the obligations for the VIEs. The liabilities in the table are liabilities for which the creditors of the VIEs do not have recourse to the general credit of Laureate.

        Selected Consolidated Balance Sheet amounts for these VIEs were as follows:

	December 31, 2017		December 31, 2016
(in millions)	VIE	Consolidated	VIE	Consolidated
Balance Sheets data:
Cash and cash equivalents	$231.9	$468.7	$169.1	$465.0
Current assets held for sale	22.2	102.6	—	—
Other current assets	153.1	717.5	153.1	650.8

Total current assets	407.3	1,288.9	322.2	1,115.8
Goodwill	192.2	1,954.7	181.7	1,934.5
Tradenames	110.6	1,295.6	104.1	1,307.6
Other intangible assets, net	—	35.9	—	46.7
Long-term assets held for sale	185.1	392.4	—	—
Other long-term assets	524.3	2,424.3	701.1	2,657.9

Total assets	1,419.6	7,391.7	1,309.1	7,062.5
Current liabilities held for sale	64.9	176.7	—	—
Other current liabilities	276.3	1,198.0	320.9	1,440.2
Long-term liabilities held for sale	41.7	94.4	—	—
Long-term debt and other long-term liabilities	66.7	3,921.3	103.4	4,601.0

Total liabilities	449.6	5,390.4	424.3	6,041.2
Total stockholders' equity	970.0	1,587.3	884.8	664.4
Total stockholders' equity attributable to Laureate Education, Inc.	949.0	1,575.2	867.0	632.2

        Included in the December 31, 2017 VIE cash balance in the table above is approximately $101 million of cash held at the three Chilean VIEs. The amounts classified as held-for-sale assets and liabilities at December 31, 2017 in the table above relate to VIEs that are included in our EMEAA segment and are subject to finalization. The VIEs' cash and cash equivalents balances are generally required to be used only for the benefit of the operations of these VIEs. These balances are included in cash and cash equivalents in our consolidated balance sheets.

Business Combinations

        We apply the purchase accounting standards under ASC 805, "Business Combinations," to acquisitions. The purchase price of an acquisition is allocated, for accounting purposes, to individual tangible and identifiable intangible assets acquired, liabilities assumed and noncontrolling interests based on their estimated fair values on the acquisition date. Any excess purchase price over the assigned values of net assets acquired is recorded as goodwill. The acquisition date is the date on which control is obtained by the acquiring company. Any non-monetary consideration transferred and any previously held noncontrolling interests that are part of the purchase consideration are remeasured at fair value on the acquisition date, with any resulting gain or loss recognized in earnings. The preliminary allocations of the purchase price are subject to revision in subsequent periods based on the final determination of fair values, which must be finalized no later than the first anniversary of the date of the acquisition. Transaction costs are expensed as incurred. See Note 4, Acquisitions in our consolidated financial statements included elsewhere in this Form 10-K for details of our business combinations.

Redeemable Noncontrolling Interests and Equity

        In certain cases, we initially purchase a majority ownership interest in a company and use various put and call arrangements with the noncontrolling interest holders that require or enable us to purchase all or a portion of the remaining minority ownership at a later date. In accounting for these arrangements we are required to make estimates with regard to the final amount we will eventually pay for the additional ownership interest that we will acquire. In the minority put arrangements, the final settlement values are usually based on future earnings measurements that we refer to as "non-GAAP earnings," as they are calculated using an agreed-upon set of rules that are not necessarily consistent with GAAP. We use the current value of a multiple of the current period non-GAAP earnings as an estimate for the final value that will eventually be paid to settle the arrangement. These values are then adjusted annually to reflect changes in the acquired company's non-GAAP earnings as well as the additional passage of time to maturity for the arrangement. To the extent that the current period's non-GAAP earnings are different from future periods' non-GAAP earnings, the value of these obligations can change significantly and can impact our financial position and results of operations. See Note 12, Commitments and Contingencies in our consolidated financial statements included elsewhere in this Form 10-K for details of our noncontrolling interest put arrangements.

Goodwill and Indefinite-lived Intangible Assets

        We perform annual impairment tests of indefinite-lived intangible assets, primarily goodwill and tradenames, as of October 1st each year. We also evaluate these assets on an interim basis if events or changes in circumstances between annual tests indicate that the assets may be impaired. We have not made material changes to the methodology used to assess impairment loss on indefinite-lived intangible assets during the past three fiscal years.

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

        Our valuation approach utilizes a weighted combination of a discounted cash flow analysis and a market multiples analysis, where available. The discounted cash flow analysis relies on historical data and internal estimates, which are developed as a part of our long-range plan process, and includes an estimate of terminal value based on these expected cash flows using the generally accepted Gordon Dividend Growth formula, which derives a valuation using an assumed perpetual annuity based on the reporting unit's residual cash flows. The discount rate is based on the generally accepted Weighted Average Cost of Capital methodology, and is derived using a cost of equity based on the generally accepted Capital Asset Pricing Model and a cost of debt assumption based on the typical rate paid by market participants. The market multiples analysis utilizes multiples of business enterprise value to revenues, operating income and earnings before interest, taxes, depreciation and amortization of comparable publicly traded companies and multiples based on fair value transactions where public information is available. Significant assumptions used in estimating the fair value include: (1) discount and growth rates, and (2) our long-range plan which includes enrollment, pricing, planned capital expenditures and operating margins. Management reviews the sum of the estimated enterprise fair value of all our reporting units to our market enterprise value to corroborate the results of its weighted combination approach to determining fair value.

        We also evaluate the sensitivity of a change in assumptions related to goodwill impairment, assessing whether a 10% reduction in our estimates of revenue or a 1% increase in our estimated discount rates would result in impairment of goodwill. Using the current estimated cash flows and discount rates, each reporting unit's estimated fair value exceeds its carrying value by at least 15%. We have determined that none of our reporting units with material goodwill were at risk of failing the first step of the goodwill impairment test as of December 31, 2017.

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

        If the estimates and related assumptions used in assessing the recoverability of our goodwill and indefinite-lived intangible assets decline, we may be required to record impairment charges for those assets. We base our fair value estimates on assumptions that we believe to be reasonable but that are unpredictable and inherently uncertain. Actual results may differ from those estimates. In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of our reporting units. See also "—Results of Operations—Discussion of Significant Items Affecting the Consolidated Results for the Years Ended December 31, 2017, 2016 and 2015" and Note 8, Goodwill and Other Intangible Assets, in our consolidated financial statements included elsewhere in this Form 10-K for further details of the impairments.

        We completed our IPO on February 6, 2017 at an initial public offering price that was below the range and since then our stock price at times has traded below the initial public offering price. While our market capitalization is currently in excess of the carrying value of our stockholders' equity, a significant decline in our stock price for an extended period of time could be considered an impairment indicator that would cause us to perform an interim impairment test that could result in additional impairments of goodwill or other intangible assets.

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

        As a result of our impairment testing, we recorded impairment losses on long-lived assets for the year ended December 31, 2017, primarily related to certain subsidiaries that were classified as held for sale at December 31, 2017. See Note 8, Goodwill and Other Intangible Assets, in our consolidated financial statements included elsewhere in our Form 10-K for further details of the impairments. We recorded no impairment losses on long-lived assets and finite-lived intangible assets for the years ended December 31, 2016 and December 31, 2015.

Deferred Costs

        Deferred costs on the consolidated balance sheets consist primarily of direct costs associated with online course development and accreditation. Deferred costs associated with the development of online educational programs are capitalized after technological feasibility has been established. Deferred online course development costs are amortized to direct costs on a straight-line basis over the estimated period that the associated products are expected to generate revenues. Deferred online course development costs are evaluated on a quarterly basis through review of the corresponding course catalog. If a course is no longer listed or offered in the current course catalog, then the costs associated with its development are written off. As of December 31, 2017 and 2016, the unamortized balances of online course development costs were $60.9 million and $54.7 million, respectively. We defer direct and incremental third-party costs incurred for obtaining initial accreditation and for the renewal of accreditations. These accreditation costs are amortized to direct costs over the life of the accreditation on a straight-line basis. As of December 31, 2017 and 2016, the unamortized balances of accreditation costs were $3.2 million and $3.0 million, respectively.

        At December 31, 2017 and 2016, our total deferred costs were $176.4 million and $160.6 million, respectively, with accumulated amortization of $(112.3) million and $(102.8) million, respectively.

        As a result of our impairment testing, we recorded impairment losses on deferred costs for the year ended December 31, 2017. We recorded no impairment losses on deferred costs for the years ended December 31, 2016 and December 31, 2015.

Debt Issuance Costs

        Debt issuance costs are paid as a result of certain debt transactions and are presented as a deduction from debt. These debt issuance costs are amortized over the term of the associated debt instruments. The amortization expense is recognized as a component of Interest expense in the Consolidated Statements of Operations. If we extinguish our debt before its full term, we may need to write off all or a portion of these deferred financing costs and recognize a loss on extinguishment. As of December 31, 2017 and 2016, the unamortized balances of deferred financing costs were $107.6 million and $44.6 million, respectively.

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

        See Note 16, Income Taxes, in our consolidated financial statements included elsewhere in this Form 10-K for details of our deferred taxes and tax contingencies.

Indefinite Reinvestment of Foreign Earnings

        We earn a significant portion of our income from subsidiaries located in countries outside the United States. Deferred tax liabilities have not been recognized for undistributed foreign earnings because management believes that the earnings will be indefinitely reinvested outside the United States under the Company's planned tax neutral methods. ASC 740, "Income Taxes," requires that we evaluate our circumstances to determine whether or not there is sufficient evidence to support the assertion that we will reinvest undistributed foreign earnings indefinitely. Our assertion that earnings from our foreign operations will be indefinitely reinvested is supported by projected working capital and long-term capital plans in each foreign subsidiary location in which the earnings are generated. Additionally, we believe that we have the ability to indefinitely reinvest foreign earnings based on our domestic operation's cash repatriation strategies, projected cash flows, projected working capital and liquidity, and the expected availability of capital within the debt or equity markets. As further described in Note 16, Income Taxes, in our consolidated financial statements included elsewhere in this Form 10-K, this assertion is provisional as of December 31, 2017. If our expectations change based on future developments such that some or all of the undistributed earnings of our foreign subsidiaries may be remitted to the United States in the foreseeable future, we will be required to recognize deferred tax expense and liabilities on those amounts. In addition, if applicable tax rules in the United States are modified to cause U.S. corporations to pay taxes on foreign earnings even if the earnings are not remitted to the United States, we may incur additional tax expense.

Revenue Recognition

        Our revenues primarily consist of tuition and educational service revenues. We also generate revenues from student fees, dormitory/residency fees, and education-related activities. Revenues are reported net of scholarships and other discounts, refunds, waivers and the fair value of any guarantees made by us related to student financing programs. Our institutions have various billing and academic cycles. Collectibility is determined on a student-by-student basis at the time of enrollment. Generally, students cannot re-enroll for the next academic session without satisfactory resolution of any past-due amounts. Tuition revenues are recognized ratably on a weekly straight-line basis over each academic session. Deferred revenue and student deposits on our consolidated balance sheets consist of tuition paid prior to the start of academic sessions and unearned tuition amounts recorded as accounts receivable after an academic session begins. If a student withdraws from an institution, our obligation to issue a refund depends on the refund policy at that institution and the timing of the student's withdrawal. Generally, our refund obligations are reduced over the course of the academic term. We record refunds as a reduction of deferred revenue and student deposits, as applicable. Once a student withdraws, the Company recognizes revenue on a cash basis as collectibility is not reasonably assured. Dormitory revenues are recognized over the occupancy period. Revenues from the sale of educational products are generally recognized upon delivery and when collectibility is reasonably assured. Student fees and other revenues, which include revenues from contractual arrangements with unconsolidated institutions, are recognized as earned over the appropriate service period.

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

Derivatives

        In the normal course of business, our operations have significant exposure to fluctuations in foreign currency values and interest rate changes. Accordingly, we mitigate a portion of these risks through a risk-management program that includes the use of derivative financial instruments

(derivatives). The interest and principal payments for our senior long-term debt arrangements are primarily paid in USD. Because the majority of our operating cash flow and revenues comes from business units located outside the United States with functional currencies other than the USD, our ability to make debt payments and our earnings are subject to fluctuations in the value of the USD relative to foreign currencies. In order to mitigate these foreign currency risks, we selectively enter into foreign exchange forward contracts. Additionally, borrowings under our Senior Secured Credit Facility and certain local credit facilities bear interest at variable rates. If market interest rates increase, variable-rate debt will create higher debt service requirements, which could adversely affect our cash flow. Therefore, we have entered into floating-to-fixed interest rate swap contracts for certain debt arrangements that are subject to fluctuations in interest rates. We do not engage in speculative or leveraged transactions, nor do we hold or issue derivatives for trading purposes.

        We report all derivatives on the consolidated balance sheets at fair value. The values are derived using valuation models commonly used for derivatives. These valuation models require a variety of inputs, including contractual terms, market prices, forward-price yield curves, notional quantities, measures of volatility and correlations of such inputs. Our fair value models incorporate the measurement of our own nonperformance risk into our calculations. Our derivatives expose us to credit risk to the extent that the counterparty may possibly fail to perform its contractual obligation when we are in a net gain position. As a result, our valuation models reflect measurements for counterparty credit risk. We also actively monitor counterparty credit ratings for any significant changes that could impact the nonperformance risk calculation for our fair value. We value derivatives using management's best estimate of inputs we believe market participants would use in pricing the asset or liability at the measurement date. Derivative and hedge accounting requires judgment in the use of estimates that are inherently uncertain and that may change in subsequent periods. External factors, such as economic conditions, will impact the inputs to the valuation model over time. The effect of changes in assumptions and estimates could materially impact our financial statements. See Note 15, Derivative Instruments, in our consolidated financial statements included elsewhere in this Form 10-K for details of our derivatives.

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

        We have granted restricted stock, restricted stock units, stock options, and performance awards for which the vesting is based on our annual performance metrics. For interim periods, we use our year-to-date actual results, financial forecasts, and other available information to estimate the probability of the award vesting based on the performance metrics. The related compensation expense recognized is affected by our estimates of the vesting potential of these performance awards. See Note 14, Share-based Compensation, in our consolidated financial statements included elsewhere in this Form 10-K for further discussion of these arrangements.

Recently Issued Accounting Standards

        Refer to Note 2, Significant Accounting Policies, in our consolidated financial statements included elsewhere in this Form 10-K for recently issued accounting standards.

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

Interest Rate Risk

        We are subject to risk from fluctuations in interest rates, primarily relating to our Senior Secured Credit Facility and certain local debt, which bear interest at variable rates. However, we mitigate this risk in part by entering into floating-to-fixed interest rate swap contracts in order to fix a portion of our floating-rate debt.

        Based on our outstanding variable-rate debt as of December 31, 2017 and factoring in the impact of the derivatives, an increase of 100 basis points in our weighted-average interest rate would result in an increase in interest expense of $13.4 million on an annual basis.

        See Note 15, Derivative Instruments, in our consolidated financial statements included elsewhere in this Form 10-K for further discussion of our derivatives.

Foreign Currency Exchange Risk

        We use the USD as our reporting currency. We derived approximately 83% of our revenues from students outside of the United States for the year ended December 31, 2017. Our business is transacted through a network of international and domestic subsidiaries, generally in the local currency, considered the functional currency for that subsidiary.

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

        For the year ended December 31, 2017, a hypothetical 10% adverse change in average annual foreign currency exchange rates, excluding the impacts of our derivatives, would have decreased Operating income and Adjusted EBITDA by approximately $28.6 million and $80.2 million, respectively.

        We monitor the impact of foreign currency movements related to differences between our subsidiaries' local currencies and the USD. Our U.S. debt facilities are primarily denominated in USD. We enter into foreign exchange forward contracts to protect the USD value of our assets and future cash flows, as well as to reduce the earnings impact of exchange rate fluctuations on receivables and payables denominated in currencies other than the functional currencies. See Note 15, Derivative Instruments, in our consolidated financial statements included elsewhere in this Form 10-K for additional discussion regarding our derivatives.

ITEM 8.    FINANCIAL STATEMENTS

LAUREATE EDUCATION, INC.

INDEX TO FINANCIAL STATEMENTS
COVERED BY REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Laureate Education, Inc.

Opinion on the Financial Statements

        We have audited the accompanying consolidated balance sheets of Laureate Education, Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, of comprehensive income, of stockholders' equity and of cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

        These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

        We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

        Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Change in Accounting Principle

        As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for deferred income taxes in 2017.

/s/ PricewaterhouseCoopers LLP

Baltimore, MD
March 20, 2018

        We have served as the Company's auditor since 2007, which includes periods before the Company became subject to SEC reporting requirements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

IN THOUSANDS, except per share amounts

For the years ended December 31,	2017	2016	2015
Revenues	$4,377,989	$4,244,192	$4,291,659
Costs and expenses:
Direct costs	3,665,134	3,615,338	3,760,016
General and administrative expenses	315,471	222,496	194,686
Loss on impairment of assets	40,597	23,465	—

Operating income	356,787	382,893	336,957
Interest income	19,669	18,670	13,328
Interest expense	(362,904)	(421,936)	(398,042)
Loss on debt extinguishment	(8,392)	(17,363)	(1,263)
Gain (loss) on derivatives	28,656	(6,084)	(2,607)
Other (expense) income, net	(2,193)	910	195
Foreign currency exchange gain (loss), net	5,838	67,450	(149,178)
(Loss) gain on sales of subsidiaries, net	(10,662)	406,557	—

Income (loss) from continuing operations before income taxes and equity in net income of affiliates	26,799	431,097	(200,610)
Income tax benefit (expense)	66,813	(65,001)	(117,730)
Equity in net income of affiliates, net of tax	152	90	2,495

Net income (loss)	93,764	366,186	(315,845)
Net (income) loss attributable to noncontrolling interests	(2,299)	5,661	(403)

Net income (loss) attributable to Laureate Education, Inc.	$91,465	$371,847	$(316,248)

Accretion of Series A convertible redeemable preferred stock and other redeemable noncontrolling interests and equity	(298,497)	(1,537)	(6,173)

Net (loss) income available to common stockholders	$(207,032)	$370,310	$(322,421)

Basic and diluted (loss) earnings per share:
Basic (loss) earnings per share	$(1.20)	$2.78	$(2.44)
Diluted (loss) earnings per share	$(1.20)	$2.76	$(2.44)

The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

IN THOUSANDS

For the years ended December 31,	2017	2016	2015
Net income (loss)	$93,764	$366,186	$(315,845)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax of $0 for all years	120,436	(115,685)	(386,310)
Unrealized gain on derivative instruments, net of tax of $0 for all years	9,875	8,032	5,629
Minimum pension liability adjustment, net of tax of $105, $1,800 and $982, respectively	(377)	8,391	2,966

Total other comprehensive income (loss)	129,934	(99,262)	(377,715)

Comprehensive income (loss)	223,698	266,924	(693,560)
Net comprehensive (income) loss attributable to noncontrolling interests	(4,570)	5,545	3,234

Comprehensive income (loss) attributable to Laureate Education, Inc.	$219,128	$272,469	$(690,326)

The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

IN THOUSANDS, except per share amounts

	December 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents (includes VIE amounts of $231,940 and $169,074, see Note 2)	$468,733	$464,965
Restricted cash and investments	224,934	189,319
Receivables:
Accounts and notes receivable	535,176	494,646
Other receivables	20,676	23,758
Related party receivables	875	6,931
Allowance for doubtful accounts	(198,802)	(190,499)

Receivables, net	357,925	334,836
Income tax receivable	41,178	29,447
Prepaid expenses and other current assets	93,461	97,234
Current assets held for sale	102,623	—

Total current assets (includes VIE amounts of $407,315 and $322,210, see Note 2)	1,288,854	1,115,801
Notes receivable, net	4,116	61,157
Property and equipment:
Land	397,153	396,821
Buildings	1,026,656	1,219,783
Furniture, equipment and software	1,188,211	1,160,350
Leasehold improvements	423,658	399,555
Construction in-progress	84,520	103,205
Accumulated depreciation and amortization	(1,185,294)	(1,128,081)

Property and equipment, net	1,934,904	2,151,633
Land use rights, net	2,713	45,275
Goodwill	1,954,666	1,934,464
Other intangible assets:
Tradenames	1,295,614	1,307,633
Other intangible assets, net	35,927	46,700
Deferred costs, net	64,128	57,748
Deferred income taxes	156,006	142,130
Derivative instruments	48,186	4,464
Other assets	214,218	195,465
Long-term assets held for sale	392,391	—

Total assets (includes VIE amounts of $1,419,579 and $1,309,113, see Note 2)	$7,391,723	$7,062,470

The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Continued)

IN THOUSANDS, except per share amounts

	December 31, 2017	December 31, 2016
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$79,568	$86,699
Accrued expenses	291,216	368,973
Accrued compensation and benefits	247,575	239,495
Deferred revenue and student deposits	312,422	362,891
Current portion of long-term debt	154,234	178,989
Current portion of due to shareholders of acquired companies	40,140	118,679
Income taxes payable	29,857	30,371
Derivative instruments	4,458	5,218
Other current liabilities	38,560	48,917
Current liabilities held for sale	176,719	—

Total current liabilities (includes VIE amounts of $341,147 and $320,922, see Note 2)	1,374,749	1,440,232
Long-term debt, less current portion	3,207,064	3,629,375
Due to shareholders of acquired companies, less current portion	39,429	92,269
Deferred compensation	14,470	14,128
Income taxes payable	112,576	135,140
Deferred income taxes	278,215	452,084
Derivative instruments	9,390	7,750
Other long-term liabilities	260,144	270,267
Long-term liabilities held for sale	94,407	—

Total liabilities (includes VIE amounts of $449,561 and $424,297, see Note 2)	5,390,444	6,041,245
Series A convertible redeemable preferred stock, par value $0.001 per share—512 shares authorized, 401 and 343 shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	400,276	332,957
Redeemable noncontrolling interests and equity	13,721	23,876
Stockholders' equity:
Preferred stock, par value $0.001 per share—49,488 shares authorized, no shares issued and outstanding as of December 31, 2017 and December 31, 2016	—	—
Class A common stock, par value $0.004 per share—700,000 shares authorized, 55,052 shares issued and outstanding as of December 31, 2017 and no shares authorized, issued and outstanding as of December 31, 2016	220	—
Class B common stock, par value $0.004 per share—175,000 shares authorized, 132,443 shares issued and outstanding as of December 31, 2017 and no shares authorized, issued and outstanding as of December 31, 2016	530	—
Common stock, par value $0.004 per share—no shares authorized, issued and outstanding as of December 31, 2017 and 175,000 shares authorized, 133,376 shares issued and outstanding as of December 31, 2016	—	534
Additional paid-in capital	3,446,206	2,721,432
Accumulated deficit	(946,236)	(1,037,701)
Accumulated other comprehensive loss	(925,556)	(1,052,055)

Total Laureate Education, Inc. stockholders' equity	1,575,164	632,210
Noncontrolling interests	12,118	32,182

Total stockholders' equity	1,587,282	664,392

Total liabilities and stockholders' equity	$7,391,723	$7,062,470

The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

IN THOUSANDS

	Laureate Education, Inc. Stockholders
	Class A Common Stock		Class B Common Stock
					Common Stock			(Accumulated deficit) retained earnings	Accumulated other comprehensive (loss) income
							Additional paid-in capital			Non- controlling interests	Total stockholders' equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2014	—	$—	—	$—	132,973	$532	$2,688,877	$(1,093,300)	$(579,041)	$39,480	$1,056,548
Non-cash stock compensation	—	—	—	—	8	—	34,120	—	—	—	34,120
Cash distributions to stockholders	—	—	—	—	—	—	(18,975)	—	—	—	(18,975)
Exercise of stock options	—	—	—	—	111	—	2,040	—	—	—	2,040
Vesting of restricted stock and exercise of stock options, net of shares withheld to satisfy minimum employee tax withholding	—	—	—	—	163	1	(3,869)	—	—	—	(3,868)
Changes in noncontrolling interests	—	—	—	—	—	—	(1,554)	—	442	(2,253)	(3,365)
Dividends to noncontrolling interests	—	—	—	—	—	—	(1,147)	—	—	(95)	(1,242)
Capital contributions from noncontrolling interest holders	—	—	—	—	—	—	—	—	—	1,382	1,382
Accretion of redeemable noncontrolling interests and equity	—	—	—	—	—	—	(13,041)	—	—	—	(13,041)
Reclassification of redeemable noncontrolling interests and equity	—	—	—	—	—	—	—	—	—	(4,613)	(4,613)
Net (loss) income	—	—	—	—	—	—	—	(316,248)	—	403	(315,845)
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	—	—	—	—	(382,673)	(3,637)	(386,310)
Unrealized gain on derivatives, net of tax of $0	—	—	—	—	—	—	—	—	5,629	—	5,629
Minimum pension liability adjustment, net of tax of $982	—	—	—	—	—	—	—	—	2,966	—	2,966

Balance at December 31, 2015	—	—	—	—	133,255	533	2,686,451	(1,409,548)	(952,677)	30,667	355,426
Non-cash stock compensation	—	—	—	—	—	—	38,071	—	—	—	38,071
Exercise of stock options	—	—	—	—	12	—	253	—	—	—	253
Vesting of restricted stock and exercise of stock options, net of shares withheld to satisfy minimum employee tax withholding	—	—	—	—	109	1	(1,726)	—	—	—	(1,725)
Changes in noncontrolling interests	—	—	—	—	—	—	1,003	—	—	2,101	3,104
Dividends to noncontrolling interests	—	—	—	—	—	—	(1,164)	—	—	—	(1,164)
Capital contributions from noncontrolling interest holders	—	—	—	—	—	—	—	—	—	5,572	5,572
Accretion of redeemable noncontrolling interests and equity	—	—	—	—	—	—	263	—	—	—	263
Accretion of Series A Convertible Redeemable Preferred Stock	—	—	—	—	—	—	(1,719)	—	—	—	(1,719)
Reclassification of redeemable noncontrolling interests and equity	—	—	—	—	—	—	—	—	—	(613)	(613)
Net income (loss)	—	—	—	—	—	—	—	371,847	—	(5,661)	366,186
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	—	—	—	—	(115,801)	116	(115,685)
Unrealized gain on derivatives, net of tax of $0	—	—	—	—	—	—	—	—	8,032	—	8,032
Minimum pension liability adjustment, net of tax of $1,800	—	—	—	—	—	—	—	—	8,391	—	8,391

Balance at December 31, 2016	—	$—	—	$—	133,376	$534	$2,721,432	$(1,037,701)	$(1,052,055)	$32,182	$664,392

The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity (Continued)

IN THOUSANDS

	Laureate Education, Inc. Stockholders
	Class A Common Stock		Class B Common Stock
					Common Stock			(Accumulated deficit) retained earnings	Accumulated other comprehensive (loss) income
							Additional paid-in capital			Non- controlling interests	Total stockholders' equity
IN THOUSANDS	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2016	—	$—	—	$—	133,376	$534	$2,721,432	$(1,037,701)	$(1,052,055)	$32,182	$664,392
Non-cash stock compensation	—	—	—	—	—	—	64,788	—	—	—	64,788
Reclassification of Common stock into Class B common stock on January 31, 2017	—	—	133,376	534	(133,376)	(534)	—	—	—	—	—
Issuance of Class A common stock in initial public offering	35,000	140	—	—	—	—	456,219	—	—	—	456,359
Conversion of Class B shares to Class A shares	1,229	5	(1,229)	(5)	—	—	—	—	—	—	—
Note exchange transaction	18,683	75	—	—	—	—	245,672	—	—	—	245,747
Vesting of restricted stock and restricted stock units, net of shares withheld to satisfy tax withholding	140	—	296	1	—	—	(2,152)	—	—	—	(2,151)
Reclassification to equity upon expiration of put right on share-based awards	—	—	—	—	—	—	5,500	—	—	—	5,500
Dividends to noncontrolling interests	—	—	—	—	—	—	(1,419)	—	—	—	(1,419)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	—	167	167
Change in noncontrolling interests	—	—	—	—	—	—	(11,569)	—	(1,164)	(23,884)	(36,617)
Accretion of redeemable noncontrolling interests and equity	—	—	—	—	—	—	(5,183)	—	—	—	(5,183)
Accretion of Series A Convertible Redeemable Preferred Stock	—	—	—	—	—	—	(292,450)	—	—	—	(292,450)
Beneficial conversion feature for Series A Convertible Redeemable Preferred Stock	—	—	—	—	—	—	265,368	—	—	—	265,368
Reclassification of redeemable noncontrolling interests and equity	—	—	—	—	—	—	—	—	—	(917)	(917)
Net income	—	—	—	—	—	—	—	91,465	—	2,299	93,764
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	—	—	—	—	118,165	2,271	120,436
Unrealized gain on derivatives, net of tax of $0	—	—	—	—	—	—	—	—	9,875	—	9,875
Minimum pension liability adjustment, net of tax of $105	—	—	—	—	—	—	—	—	(377)	—	(377)

Balance at December 31, 2017	55,052	$220	132,443	$530	—	$—	$3,446,206	$(946,236)	$(925,556)	$12,118	$1,587,282

The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

IN THOUSANDS

For the years ended December 31,	2017	2016	2015
Cash flows from operating activities
Net income (loss)	$93,764	$366,186	$(315,845)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	264,742	264,879	282,946
Loss on impairment of assets	40,597	23,465	—
Gain on sale of subsidiary and disposal of property and equipment, net	(5,837)	(408,672)	(5,141)
(Gain) loss on derivative instruments	(29,278)	4,717	1,988
Loss on debt extinguishment	8,392	17,363	331
Payment of redemption and call premiums and fees on debt modification	(65,225)	—	—
Non-cash interest expense	49,582	46,195	55,786
Interest paid on deferred purchase price for acquisitions	(39,419)	—	—
Non-cash share-based compensation expense	64,788	38,809	39,021
Bad debt expense	124,308	108,019	107,162
Deferred income taxes	(164,785)	(30,150)	(15,563)
Unrealized foreign currency exchange loss (gain)	4,135	(67,946)	124,487
Non-cash (gain) loss from non-income tax contingencies	(2,883)	17,360	182
Other, net	3,463	5,949	2,583
Changes in operating assets and liabilities:
Restricted cash	3,824	(7,686)	(932)
Receivables	(129,335)	(110,693)	(225,027)
Prepaid expenses and other assets	(60,051)	(17,594)	(15,533)
Accounts payable and accrued expenses	(30,407)	688	15,237
Income tax receivable/payable, net	(10,695)	(36,762)	13,673
Deferred revenue and other liabilities	11,076	(29,557)	105,131

Net cash provided by operating activities	130,756	184,570	170,486

Cash flows from investing activities
Purchase of property and equipment	(274,063)	(240,258)	(344,056)
Expenditures for deferred costs	(19,717)	(16,436)	(22,802)
Receipts from sale of subsidiary and property and equipment, net	9,831	554,441	204,076
Settlement of derivatives related to sale of subsidiaries	—	(5,663)	—
Property insurance recoveries	370	3,623	2,198
Business acquisitions, net of cash acquired	(835)	—	(6,705)
Payment of contingent consideration for acquisitions	—	—	(1,275)
Payments (to) from related parties and affiliates	(268)	1,590	8,896
Change in restricted cash and investments	(39,848)	(28,063)	(15,452)
Proceeds from sale or maturity of available-for-sale securities, net	—	—	1,478

Net cash (used in) provided by investing activities	(324,530)	269,234	(173,642)

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of original issue discount	2,898,836	708,827	628,512
Payments on long-term debt	(3,038,946)	(1,421,379)	(528,025)
Payments of deferred purchase price for acquisitions	(94,891)	(22,236)	(25,582)
Payments to purchase noncontrolling interests	(17,443)	(25,665)	(5,351)
Proceeds from issuance of convertible redeemable preferred stock, net of issuance costs	55,290	329,142	—
Payment of dividends on Series A Preferred Stock and to noncontrolling interests	(19,371)	(1,505)	(20,472)
Proceeds from initial public offering, net of issuance costs	456,359	—	—
Proceeds from exercise of stock options	—	253	2,040
Withholding of shares to satisfy tax withholding for vested stock awards and exercised stock options	(2,151)	(1,725)	(3,868)
Payments of debt issuance costs	(16,017)	(11,582)	(13,020)
Noncontrolling interest holder's loan to subsidiaries	943	802	2,772
Distributions to noncontrolling interest holders	186	(654)	(2,582)

Net cash provided by (used in) financing activities	222,795	(445,722)	34,424

Effects of exchange rate changes on cash	23,974	(1,790)	(34,179)
Change in cash included in current assets held for sale	(49,227)	—	—

Net change in cash and cash equivalents	3,768	6,292	(2,911)
Cash and cash equivalents at beginning of period	464,965	458,673	461,584

Cash and cash equivalents at end of period	$468,733	$464,965	$458,673

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

        On February 6, 2017, the Company completed an initial public offering (IPO) of shares of its Class A common stock, a newly established class of the Company's common stock of which 700,000 shares were authorized and, as of February 1, 2017, the Company's shares became listed on the Nasdaq Global Select Market under the symbol "LAUR". The Company sold 35,000 shares of its Class A common stock in the IPO at a price of $14.00 per share, resulting in net proceeds to the Company, after deducting underwriting discounts and commissions and offering expenses payable by us, of $456,359. On January 31, 2017, in connection with our IPO, our Amended and Restated Certificate of Incorporation was accepted for filing by the Secretary of State of the State of Delaware, and effective upon such filing, a 4 to 1 reverse stock split for our common stock was consummated and each share of our common stock then outstanding was automatically reclassified into one fourth of one share of Class B Common Stock, a newly established class of the Company's common stock, with any resulting fractional shares rounded down to the next whole share. These financial statements reflect the reverse stock split.

        As previously disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2017, and as further discussed in Note 7, Business and Geographic Segment Information, effective August 1, 2017, we changed our operating segments in order to realign our segments according to how our chief operating decision maker allocates resources and assesses performance. The segment changes resulted in Laureate increasing its number of operating segments from three to six, and is consistent with our goal of flattening our organizational structure to improve decision speed and operating effectiveness.

        The change includes the creation of three operating segments (Brazil, Mexico and Andean & Iberian) from the previous Latin America (LatAm) segment. Our institutions in Spain and Portugal (Iberian) have moved from the Europe, Middle East, Africa and Asia Pacific (EMEAA) segment and combined with our institutions in Chile and Peru to form the Andean & Iberian segment. In addition, our institutions in Central America, which were previously part of the LatAm segment, have combined with our campus-based institutions in the United States, which were previously part of the GPS segment, to form the Central America & U.S. Campuses segment. The Online & Partnerships segment consists of the online institutions that were previously part of the GPS segment. In summary, our six operating segments are as follows:

  •
  Brazil;

  •
  Mexico;

  •
  Andean & Iberian;

  •
  Central America & U.S. Campuses;

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 1. Description of Business (Continued)

  •
  EMEAA; and

  •
  Online & Partnerships.

        This change has been reflected in the segment information for the year ended December 31, 2017. As required, the segment information presented for comparative purposes for the years ended December 31, 2016 and 2015 has also been revised to reflect this change.

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

Principles of Consolidation and Investments in Affiliates

General

        Our Consolidated Financial Statements include all accounts of Laureate, our majority-owned subsidiaries, and educational institutions that are part of our network and, although not owned by Laureate, are variable interest entities (VIEs) pursuant to ASC Topic 810-10, "Consolidation." As of December 31, 2017 the Laureate network includes 12 VIE institutions in eight countries. Laureate has determined it is the "primary beneficiary" of these VIEs, as such term is defined in ASC 810-10-20, and has consolidated the financial results of operations, assets and liabilities, and cash flows of these VIEs in the Company's Consolidated Financial Statements. Intercompany accounts and transactions have been eliminated in consolidation. As discussed further in Note 3, Assets Held for Sale, our number of VIE institutions was reduced by one in January 2018 following the sale of LEI Lie Ying Limited (LEILY).

Noncontrolling Interests

        A noncontrolling interest is the portion of a subsidiary that is not attributable to us either directly or indirectly. A noncontrolling interest can also be referred to as a minority interest. We recognize noncontrolling interest holders' share of equity and net income or loss separately in Noncontrolling interests in the Consolidated Balance Sheets and Net (income) loss attributable to noncontrolling interests in the Consolidated Statements of Operations. For the VIEs in our network, we generally do not recognize a noncontrolling interest. A noncontrolling interest is only recognized when a VIE's economics are shared with a third party (e.g., when the transferor of the control of the VIE retained a portion of the economics associated with it).

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

        Revenues recognized by Laureate's for-profit entities from these contractual arrangements with our consolidated VIEs were $123,237, $113,276 and $106,005 for the years ended December 31, 2017, 2016 and 2015, respectively. These revenues are eliminated in consolidation.

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

        Laureate's ability to conduct our business would be negatively affected if local governments were to carry out any of the aforementioned or other similar actions. In any such case, Laureate may no longer be able to consolidate the VIEs. As discussed in Note 25, Subsequent Events, in January 2018 a bill was passed by the Chilean Congress and, assuming that it passes review by the Constitutional Court, it is expected to be signed into law by the President of Chile. Once the bill becomes law, it will prohibit for-profit organizations, such as Laureate, from controlling the boards of universities in Chile. As a result, the Company currently expects that it will be required to deconsolidate its three Chilean non-profit universities, which are included in the Andean & Iberian segment, as early as the first quarter of 2018.

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 2. Significant Accounting Policies (Continued)

        The VIEs in Brazil and Mexico include several not-for-profit foundations that have insignificant revenues and operating expenses. Selected Consolidated Statements of Operations information for VIEs was as follows, net of the charges related to the above-described contractual arrangements:

For the years ended December 31,	2017	2016	2015
Selected Statements of Operations information:
Revenues, by segment:
Brazil	$104	$—	$—
Mexico	—	—	9
Andean & Iberian	418,019	380,145	363,486
Central America & U.S. Campuses	61,919	57,838	54,333
EMEAA	265,776	273,065	264,539

Revenues	745,818	711,048	682,367
Depreciation and amortization	49,130	51,708	53,019
Operating (loss) income, by segment:
Brazil	(1)	(80)	(18)
Mexico	(876)	(967)	(1,330)
Andean & Iberian	(4,900)	(17,166)	(12,849)
Central America & U.S. Campuses	274	390	(593)
EMEAA	32,960	29,002	22,852

Operating income	27,457	11,179	8,062
Net income	46,348	35,075	11,760
Net income attributable to Laureate Education, Inc.	43,180	33,033	11,538

        Included in net income for the VIEs in the table above is non-operating investment income that was recorded by three of the Chilean institutions relating to investments that these institutions have in a for-profit, education-related real estate subsidiary of Laureate in Chile. This non-operating investment income, which eliminated in consolidation, totaled $11,696, $11,061 and $10,297 for the years ended December 31, 2017, 2016 and 2015, respectively.

        The following table reconciles the Net income (loss) attributable to Laureate Education, Inc. as presented in the table above, to the amounts in our Consolidated Statements of Operations:

For the years ended December 31,	2017	2016	2015
Net income (loss) attributable to Laureate Education, Inc.:
Variable interest entities	$43,180	$33,033	$11,538
Other operations	482,822	520,087	118,488
Corporate and eliminations	(434,537)	(181,273)	(446,274)

Net income (loss) attributable to Laureate Education, Inc.	$91,465	$371,847	$(316,248)

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

        Selected Consolidated Balance Sheet amounts for these VIEs were as follows:

	December 31, 2017		December 31, 2016
	VIE	Consolidated	VIE	Consolidated
Balance Sheets data:
Cash and cash equivalents	$231,940	$468,733	$169,074	$464,965
Current assets held for sale	22,246	102,623	—	—
Other current assets	153,129	717,498	153,136	650,836

Total current assets	407,315	1,288,854	322,210	1,115,801
Goodwill	192,230	1,954,666	181,669	1,934,464
Tradenames	110,577	1,295,614	104,117	1,307,633
Other intangible assets, net	—	35,927	—	46,700
Long-term assets held for sale	185,139	392,391	—	—
Other long-term assets	524,318	2,424,271	701,117	2,657,872

Total assets	1,419,579	7,391,723	1,309,113	7,062,470
Current liabilities held for sale	64,895	176,719	—	—
Other current liabilities	276,252	1,198,030	320,922	1,440,232
Long-term liabilities held for sale	41,732	94,407	—	—
Long-term debt and other long-term liabilities	66,682	3,921,288	103,375	4,601,013

Total liabilities	449,561	5,390,444	424,297	6,041,245
Total stockholders' equity	970,018	1,587,282	884,816	664,392
Total stockholders' equity attributable to Laureate Education, Inc.	948,966	1,575,164	866,997	632,210

        Included in the December 31, 2017 VIE cash balance in the table above is approximately $101,000 of cash held at the three Chilean VIEs. The amounts classified as held-for-sale assets and liabilities at December 31, 2017 in the table above relate to VIEs that are included in our EMEAA segment and are subject to finalization. Refer to Note 3, Assets Held for Sale, for further discussion. The VIEs' cash balances are generally required to be used only for the benefit of the operations of these VIEs.

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

        Laureate accounts for acquired businesses using the acquisition method of accounting. Certain acquisitions require the payment of contingent amounts of purchase consideration if specified operating results are achieved in periods subsequent to the acquisition date. For acquisitions consummated on or after January 1, 2009, we record such contingent consideration at fair value on the acquisition date, with subsequent adjustments recognized in Direct costs in our Consolidated Statements of Operations. We classify the subsequent cash payments of contingencies that are recorded at the acquisition date within financing activities in the Consolidated Statements of Cash Flows. Contingent consideration arrangements related to acquisitions consummated prior to January 1, 2009 result in additional goodwill being recorded upon settlement of the underlying contingencies, with the settlement of these contingencies by transfer of cash classified within investing activities in the Consolidated Statements of Cash Flows.

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

        For acquisitions consummated on or after January 1, 2009, we recognize an indemnification asset at the same time and on the same basis as the related indemnified item, subject to any contractual limitations and to the extent that collection is reasonably assured, in accordance with ASC 805. When indemnified, subsequent changes in the indemnified item are offset by changes in the indemnification asset. We assess the realizability of the indemnification assets each reporting period. The Company records changes in uncertain income tax positions as a component of Income tax benefit (expense), while related changes to the indemnification asset are included in Operating income in the Consolidated Statements of Operations. Changes in the principal portion of non-income tax contingencies, as well as changes in any related indemnification asset, are included in Operating income.

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

        Redeemable noncontrolling interests are accreted to their redemption value (Put value) over the period from the date of issuance to the first date on which the Put option is exercisable. The change in Put value is recorded against Additional paid-in capital since Laureate has an Accumulated deficit. If Laureate had retained earnings, then the change in Put value would be recorded against retained earnings. In a computation of earnings per share, the accretion of redeemable noncontrolling interests to their redemption value would be a reduction of earnings available to common stockholders.

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

Financial Instruments

        Laureate's financial instruments consist of cash and cash equivalents, restricted cash and investments, accounts and notes receivable, other receivables, accounts payable, amounts due to shareholders of acquired companies, derivative instruments, debt, capital lease obligations, and

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 2. Significant Accounting Policies (Continued)

redeemable noncontrolling interests and equity. The fair value of these financial instruments approximates their carrying amounts reported in the Consolidated Balance Sheets with the exception of debt, as discussed in Note 10, Debt. Additional information about fair value is provided in Note 21, Fair Value Measurement.

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

        Laureate offers long-term financing through note receivable agreements with students at certain of our institutions. These notes receivable generally are not collateralized. Non-interest bearing, long-term student receivables are recorded at present value using a discount rate approximating the unsecured borrowing rate for an individual. Differences between the present value and the principal amount of long-term student receivables are accreted through Interest income over their terms. Occasionally, certain of our institutions have sold certain long-term student receivables to local financial institutions without recourse. These transactions were deemed sales of receivables and the receivables were derecognized from our Consolidated Balance Sheets.

        Certain Chilean institutions in the Laureate network also participate in the CAE Program. In this program, these institutions provide guarantees to third-party financing institutions for tuition loans made to qualifying students. Refer to Note 12, Commitments and Contingencies, for further discussion of this program.

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

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 2. Significant Accounting Policies (Continued)

        The reconciliations of the beginning and ending balances of the Allowance for doubtful accounts were as follows:

For the years ended December 31,	2017	2016	2015
Balance at beginning of period	$196,270	$161,658	$170,140
Additions: charges to bad debt expense	124,308	108,019	107,162
Additions: charges to other accounts(a)	—	6,908	—
Deductions(b)	(116,326)	(80,315)	(115,644)

Balance at end of period	$204,252	$196,270	$161,658

(a)
Charges to other accounts includes reclassifications.

(b)
Deductions includes accounts receivable written off against the allowance (net of recoveries), reclassifications, and foreign currency translation. The beginning and ending balances of the Allowance for doubtful accounts include the current portion, as shown on the face of Consolidated Balance Sheets, in addition to the noncurrent portion that is included in Notes receivable, net on the Consolidated Balance Sheets.

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

        Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements, including structural improvements, are amortized using the straight-line method over the lesser of the estimated useful life of the asset or the lease term, including reasonably-assured renewals or purchase options that are considered likely to be exercised. Laureate includes the amortization of assets recorded under capital leases within depreciation expense. Assets under capital leases are typically amortized over the related lease term using the straight-line method.

        Depreciation and amortization periods are as follows:

Buildings	10 - 50 years
Furniture, equipment and software	2 - 10 years
Leasehold improvements	2 - 25 years

Land Use Rights

        Certain of our institutions have obtained land use rights for certain time periods from government authorities. Land use rights allow us to use the land to build our campus facilities. Upon expiry of a land use right, it will either be renewed or the land will be returned to the government authority. Land use rights are stated at cost less accumulated amortization and any recognized impairment loss. Amortization is provided on a straight-line basis over the respective term of the land use right agreement, and is recorded as rent expense within Direct costs in our Consolidated Statements of Operations.

Direct and Deferred Costs

        Direct costs reported on the Consolidated Statements of Operations represent the cost of operations, including selling and administrative expenses, which are directly attributable to specific business units.

        Deferred costs on the Consolidated Balance Sheets consist primarily of direct costs associated with online course development and accreditation. Deferred costs associated with the development of online educational programs are capitalized after technological feasibility has been established. Deferred online course development costs are amortized to Direct costs on a straight-line basis over the estimated period that the associated products are expected to generate revenues. Deferred online course development costs are evaluated on a quarterly basis through review of the corresponding course catalog. If a course is no longer listed or offered in the current course catalog, then the costs associated with its development are written off. As of December 31, 2017 and 2016, the unamortized balances of online course development costs were $60,949 and $54,713, respectively. Laureate defers direct and incremental third-party costs incurred for obtaining initial accreditation and for the renewal of accreditations. These accreditation costs are amortized to Direct costs over the life of the

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 2. Significant Accounting Policies (Continued)

accreditation on a straight-line basis. As of December 31, 2017 and 2016, the unamortized balances of accreditation costs were $3,179 and $3,035, respectively.

        At December 31, 2017 and 2016, Laureate's total Deferred costs were $176,402 and $160,554, respectively, with accumulated amortization of $(112,274) and $(102,806), respectively.

Debt Issuance Costs

        Debt issuance costs were paid as a result of certain debt transactions and are presented as a deduction from debt. These debt issuance costs are amortized over the term of the associated debt instruments. The amortization expense is recognized as a component of Interest expense in the Consolidated Statements of Operations. As of December 31, 2017 and 2016, the unamortized balances of deferred financing costs were $107,640 and $44,648, respectively.

Goodwill, Other Intangible Assets and Long-lived Assets

Goodwill

        Goodwill primarily represents the amounts paid by Wengen Alberta, Limited Partnership (Wengen) in excess of the fair value of the net assets acquired in the merger transaction (see Note 8, Goodwill and Other Intangible Assets), plus the excess purchase price over fair value of net assets for businesses acquired after the merger transaction.

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

        Indefinite-lived intangibles are evaluated annually as of October 1st each year for impairment as well as on an interim basis if events or changes in circumstances between annual tests indicate that the asset may be impaired. The impairment test for indefinite-lived intangible assets generally requires a new determination of the fair value of the intangible asset using the relief-from-royalty method. If the fair value of the intangible asset is less than its carrying value, the intangible asset is adjusted to its new estimated fair value, and an impairment loss is recognized.

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

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 2. Significant Accounting Policies (Continued)

Long-lived Assets

        Long-lived assets, including finite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include, but are not limited to, a significant deterioration of operating results, a change in regulatory environment, changes in business plans, or adverse changes in anticipated future cash flows. If an impairment indicator is present, we evaluate recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to result from the use and eventual disposition of the assets. If the assets are determined to be impaired, the impairment recognized is the excess of the carrying amount over the fair value of the assets. Fair value is generally determined by the discounted cash flow method. The discount rate used in any estimate of discounted cash flows is the rate commensurate with a similar investment of similar risk.

Derivative Instruments

        In the normal course of business, our operations have significant exposure to fluctuations in foreign currency values and interest rate changes. Accordingly, Laureate mitigates a portion of these risks through a risk-management program that includes the use of derivative financial instruments (derivatives). Laureate selectively enters into foreign exchange forward contracts to reduce the earnings impact related to receivables and payables that are denominated in foreign currencies. In addition, Laureate uses interest rate swaps to mitigate certain risks associated with floating-rate debt arrangements. We do not engage in speculative or leveraged transactions, nor do we hold or issue derivatives for trading purposes. Laureate reports all derivatives on our Consolidated Balance Sheets at fair value, including any identified embedded derivatives. Realized and unrealized gains and/or losses resulting from derivatives are recognized in our Consolidated Statements of Operations, unless designated and effective as a hedge.

        For derivatives that are both designated and effective as cash flow hedges, gains or losses associated with the change in fair value of the derivatives are recognized on our Consolidated Balance Sheets as a component of Accumulated other comprehensive income (loss) and amortized over the term of the related hedged items. For derivatives that are both designated and effective as net investment hedges, gains or losses associated with the change in fair value of the derivatives are recognized on our Consolidated Balance Sheets as a component of Accumulated other comprehensive income (loss).

Revenue Recognition

        Laureate's revenues primarily consist of tuition and educational service revenues. We also generate revenues from student fees, dormitory/residency fees, and education-related activities. Revenues are reported net of scholarships and other discounts, refunds, waivers and the fair value of any guarantees made by Laureate related to student financing programs. Laureate's institutions have various billing and academic cycles. Collectibility is determined on a student-by-student basis at the time of enrollment. Generally, students cannot re-enroll for the next academic session without satisfactory resolution of any past-due amounts. Tuition revenues are recognized ratably on a weekly straight-line basis over each academic session. Deferred revenue and student deposits on our Consolidated Balance

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 2. Significant Accounting Policies (Continued)

Sheets consist of tuition paid prior to the start of academic sessions and unearned tuition amounts recorded as accounts receivable after an academic session begins. If a student withdraws from an institution, Laureate's obligation to issue a refund depends on the refund policy at that institution and the timing of the student's withdrawal. Generally, our refund obligations are reduced over the course of the academic term. We record refunds as a reduction of Deferred revenue and student deposits, as applicable. Once a student withdraws, the Company recognizes revenue on a cash basis as collectibility is not reasonably assured. Dormitory revenues are recognized over the occupancy period. Revenues from the sale of educational products are generally recognized upon delivery and when collectibility is reasonably assured. Student fees and other revenues, which include revenues from contractual arrangements with unconsolidated institutions, are recognized as earned over the appropriate service period.

        The following table shows the components of Revenues as a percentage of total net revenue for the periods presented:

For the years ended December 31,	2017		2016		2015
Tuition and educational services	$4,915,415	112%	$4,640,159	109%	$4,562,704	106%
Student fees	137,525	3%	126,510	3%	129,521	3%
Dormitory / residency	29,481	1%	65,644	2%	75,759	2%
Other	225,537	5%	201,886	5%	225,785	5%

Gross revenue	5,307,958	121%	5,034,199	119%	4,993,769	116%
Less: Discounts / waivers / scholarships	(929,969)	(21)%	(790,007)	(19)%	(702,110)	(16)%

Total	$4,377,989	100%	$4,244,192	100%	$4,291,659	100%

Advertising

        Laureate expenses advertising costs as incurred. Advertising expenses were $277,960, $274,870 and $278,296 for the years ended December 31, 2017, 2016 and 2015, respectively, and are recorded in Direct costs in our Consolidated Statements of Operations.

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

        We use the Black-Scholes-Merton option pricing model to calculate the fair value of stock options. This option valuation model requires the use of subjective assumptions, including the estimated fair value of the underlying common stock, the expected stock price volatility, and the expected term of the option. Prior to the IPO, the estimated fair value of the underlying common stock was based on third-party valuations. After our IPO, the estimated fair value of the underlying common stock is based on

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 2. Significant Accounting Policies (Continued)

the closing price of our Class A common stock on the grant date. Our volatility estimates are based on a peer group of companies. We estimate the expected term of awards to be the weighted average mid-point between the vesting date and the end of the contractual term. We use this method to estimate the expected term since we do not have sufficient historical exercise data.

        Laureate has granted restricted stock, restricted stock units, stock options, and performance awards for which the vesting is based on annual performance metrics of the Company. For interim periods, we use our year-to-date actual results, financial forecasts, and other available information to estimate the probability of the award vesting based on the performance metrics. In one case, Laureate granted a small number of restricted stock units where vesting is based on the fulfillment of both a service condition and a market condition; a Monte Carlo simulation method was used to estimate the grant date fair value these awards.

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

        We earn a significant portion of our income from subsidiaries located in countries outside the United States. Deferred tax liabilities have not been recognized for undistributed foreign earnings because management believes that the earnings will be indefinitely reinvested outside the United States under the Company's planned tax neutral methods. Our assertion that earnings from our foreign operations will be indefinitely reinvested is supported by projected working capital and long-term capital plans in each foreign subsidiary location in which the earnings are generated. Additionally, we believe that we have the ability to indefinitely reinvest foreign earnings based on our domestic operation's cash repatriation strategies, projected cash flows, projected working capital and liquidity, and the expected availability of capital within the debt or equity markets. As described further in Note 16, Income Taxes, this assertion is provisional as of December 31, 2017. If our expectations change based on future developments, including further evaluation of the impacts of tax reform legislation, such that some or all of the undistributed earnings of our foreign subsidiaries may be remitted to the United States in the foreseeable future, we will be required to recognize deferred tax expense and liabilities on those amounts.

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 2. Significant Accounting Policies (Continued)

        For additional information regarding income taxes and deferred tax assets and liabilities, see Note 16, Income Taxes.

Contingencies

        Laureate accrues for contingent obligations when it is probable that a liability is incurred and the amount or range of amounts is reasonably estimable. As new facts become known to management, the assumptions related to a contingency are reviewed and adjustments are made, as necessary. Any legal costs incurred related to contingencies are expensed as incurred.

Recently Issued Accounting Standards Not Yet Adopted

Accounting Standards Update (ASU) No. 2017-12 (ASU 2017-12), Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities

        On August 28, 2017, the Financial Accounting Standards Board (FASB) issued ASU 2017-12, which contains significant amendments to the hedge accounting model. The new guidance is intended to simplify the application of hedge accounting and should allow for more hedging strategies to qualify for hedge accounting. ASU 2017-12 also amends the presentation and disclosure requirements and changes how companies assess effectiveness. Public business entities like Laureate will have until the end of the first quarter in which a hedge is designated to perform an initial assessment of a hedge's effectiveness. After initial qualification, the new guidance permits a qualitative effectiveness assessment for certain hedges instead of a quantitative test, such as a regression analysis, if the company can reasonably support an expectation of high effectiveness throughout the term of the hedge. An initial quantitative test to establish that the hedge relationship is highly effective is still required. The effective date of this ASU for Laureate is January 1, 2019. Early adoption is permitted in any interim period or fiscal year before the effective date. However, if the guidance is early adopted in an interim period, any adjustments would be reflected as of the beginning of the fiscal year that includes that interim period. Laureate is still evaluating whether to early adopt this ASU.

ASU No. 2017-07 (ASU 2017-07), Compensation—Retirement Benefits (Topic 715)

        In March 2017, the FASB issued ASU 2017-07 in order to improve the presentation of net periodic pension cost and net period post retirement benefit cost. Under current GAAP, these costs comprise several components that reflect different aspects of an employer's financial arrangements as well as the cost of benefits provided to employees, and are aggregated for reporting purposes. Under the amendments in this Update, the service cost component of net period benefit cost is to be disaggregated and reported in the same line item(s) as other compensation costs arising from services rendered during the period, and the remaining components are to be presented on the income statement separately from the service cost component and outside a subtotal of income from operations, if presented. This ASU was effective for Laureate on January 1, 2018. We do not expect that this ASU will have a material effect on our Consolidated Financial Statements.

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 2. Significant Accounting Policies (Continued)

ASU No. 2017-04 (ASU 2017-04), Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment

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

ASU No. 2016-18 (ASU 2016-18), Statement of Cash Flows (Topic 230): Restricted Cash

        In November 2016, the FASB issued ASU 2016-18 in order to address the diversity that exists in the classification and presentation of changes in restricted cash on the statement of cash flows under Topic 230, Statement of Cash Flows. The amendments in this ASU require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this ASU apply to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows under Topic 230. This ASU was effective for Laureate beginning January 1, 2018. The adoption of ASU 2016-18 will result in a change in presentation within the Consolidated Statements of Cash Flows. As required, Laureate will retrospectively apply the guidance in this ASU beginning with the Form 10-Q issued for the period ending March 31, 2018. During the years ended December 31, 2017, 2016 and 2015, our operating cash inflows (outflows) included $3,824, $(7,686) and $(932), respectively, related to changes in restricted cash, and our investing cash outflows included $(39,848), $(28,063), and $(15,452), respectively, related to changes in restricted cash.

ASU No. 2016-16 (ASU 2016-16), Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory

        In October 2016, the FASB issued ASU 2016-16 in order to improve the accounting for income tax consequences for intra-entity transfers of assets other than inventory. Under current GAAP, the recognition of current and deferred income taxes for an intra-entity transfer is prohibited until the asset has been sold to a third party. The amendments in this ASU state that an entity should recognize income tax consequences of an intra-entity transfer when the transfer occurs. This aligns the recognition of income tax consequences for intra-entity transfers of assets with International Financing Reporting Standards (IFRS). ASU 2016-16 is effective for Laureate beginning on January 1, 2018. The amendments in this ASU should be applied on a modified retrospective basis through a cumulative-

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 2. Significant Accounting Policies (Continued)

effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company does not expect it to have a material effect on our Consolidated Financial Statements.

ASU No. 2016-15 (ASU 2016-15), Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments

        In August 2016, the FASB issued ASU 2016-15 in order to address the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. This standard addresses the following eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (COLIs) (including bank-owned life insurance policies (BOLIs)); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The amendments in this update apply to all entities, including both business entities and not-for-profit entities that are required to present a statement of cash flows under Topic 230. This ASU was effective for Laureate beginning January 1, 2018. We have evaluated the potential impact of this update and do not expect that it will have a material effect on our Consolidated Financial Statements.

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

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 2. Significant Accounting Policies (Continued)

ASU No. 2014-09, (ASU 2014-09), Revenue from Contracts with Customers (Topic 606)

        On May 28, 2014, the FASB issued ASU 2014-09, which supersedes the revenue recognition requirements in ASC 605, "Revenue Recognition" and most industry-specific guidance. The core principle of ASU 2014-09 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new revenue standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 (January 1, 2018 for Laureate) and allows either a full retrospective adoption to all periods presented or a modified retrospective adoption approach with the cumulative effect of initial application of the revised guidance recognized at the date of initial application. We have completed our diagnostic assessment and our policies and processes relating to this ASU, which we adopted effective January 1, 2018. We do not expect the adoption of this ASU to result in a significant change to our method of recognizing tuition revenues. We adopted the new standard using the modified retrospective method, and the cumulative effect of adoption to retained earnings on January 1, 2018 was approximately $2,000.

Recently Adopted Accounting Standards

ASU No. 2015-17 (ASU 2015-17), Income Taxes (Topic 740)

        In November 2015, the FASB issued ASU 2015-17 as a part of the Simplification Initiative and in response to concerns that the current requirement that entities separate deferred income tax liabilities and assets into current and noncurrent amounts results in little or no benefit to users of the financial statements. The amendments in this ASU aim to simplify this presentation by requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 was effective for Laureate beginning January 1, 2017 and we adopted this guidance on a retrospective basis. Accordingly, as of December 31, 2017 all deferred tax assets and liabilities are classified as noncurrent and we reclassified current deferred tax assets and liabilities of approximately $110,000 and $6,000, respectively, as of December 31, 2016 to noncurrent.

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

Note 3. Assets Held for Sale

        The Company has identified certain subsidiaries that may not reach a scale that will be meaningful for Laureate, and has undertaken a process to sell these entities. As of December 31, 2017, several

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 3. Assets Held for Sale (Continued)

subsidiaries in our EMEAA and Central America & U.S. Campuses segments met the criteria for classification as held for sale under ASC 360-10-45-9, "Long-Lived Assets Classified as Held for Sale." Accordingly, as of December 31, 2017, the assets and liabilities of these disposal groups were classified as held for sale and recorded at the lower of their carrying values or their estimated 'fair values less costs to sell.' As discussed further below, the Company has begun entering into sale agreements for these entities and closing of the sale transactions began in the first quarter of 2018.

        The amounts classified as held-for-sale assets and liabilities are subject to finalization. The carrying amounts of the major classes of long-lived assets and liabilities that were reclassified to held for sale as of December 31, 2017 are presented in the following tables:

Property and equipment, net	$275,913
Goodwill	32,740
Tradenames	28,434
Other long-term assets	55,304

Long-term assets held for sale	$392,391

Deferred revenue and student deposits	$94,951
Long-term debt, including current portion	53,440
Other liabilities	122,735

Total liabilities held for sale	$271,126

        In the aggregate, revenues of the disposal groups represented approximately $311,000, $300,000, and $302,000 of Laureate's total revenues during the years ended December 31, 2017, 2016, and 2015 respectively.

European University—Cyprus Ltd (EUC) and Laureate Italy S.r.L. (Laureate Italy)

        On November 22, 2017, we signed a share purchase agreement with Galileo Global Education Midco S.à R.L., a Luxembourg limited liability company (Galileo), to sell our operations in Cyprus and Italy which are part of our EMEAA segment. Pursuant to the agreement, Galileo will purchase from LEI European Investments B.V., a Netherlands private limited company and wholly owned subsidiary of Laureate, all of the issued and outstanding shares in the capital of EUC and Laureate Italy. Under the sale agreement, Laureate International B.V., also a wholly owned subsidiary of Laureate, will guarantee the obligations of the selling entity. EUC is the corporate entity that operates European University Cyprus, a leading fully comprehensive university in Cyprus, and Laureate Italy is the parent company of Nuova Accademia, S.r.L., which operates Nuova Accademia di Belle Arti Milano (NABA) and Domus Academy, which collectively make up one of the largest private fine arts academies in Milan, Italy. The transaction value under the agreement was 225,000 Euros (EUR) (approximately US $267,000 at December 31, 2017), subject to customary closing adjustments. As discussed in Note 25, Subsequent Events, we closed the sale on January 11, 2018. For the year ended December 31, 2017, EUC and Laureate Italy collectively had $87,800 in revenue, $18,200 in operating income and $2,600 in depreciation and amortization and as of December 31, 2017 collectively had approximately 9,500 students.

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 3. Assets Held for Sale (Continued)

Laureate Somed Education Holding S.A. (Laureate Somed)

        On November 29, 2017, Laureate Middle East Holdings B.V. (LMEH), a Netherlands company and indirect wholly owned subsidiary of Laureate Education, Inc. (Laureate), and La Société Maroc Emirats Arabes Unis de Développement (SOMED), a Morocco company (LMEH and SOMED, together, the sellers of Laureate Somed), Laureate I B.V. (the Guarantor), a Netherlands company and indirect wholly owned subsidiary of Laureate, and UPM Pédagogique, a Morocco company (UPM), entered into a share purchase agreement pursuant to which UPM will purchase all of the issued and outstanding shares in the capital of Laureate Somed, a Morocco company, for a total transaction value of 500,000 Moroccan Dirhams (MAD) (approximately US $53,000 at December 31, 2017), subject to customary adjustments at closing, and the Guarantor will guarantee certain obligations of LMEH under the Agreement. Laureate Somed is the operator of Université Internationale de Casablanca, a comprehensive campus-based university in Casablanca, Morocco. LMEH owns approximately 60% of the share capital of Laureate Somed, while SOMED owns the remaining approximately 40% of the share capital of Laureate Somed. The parties expect that the transaction will close by the end of the first quarter of 2018, subject to customary closing conditions. For the year ended December 31, 2017, Laureate Somed had $11,500 in revenue, an operating loss of $(800) and $1,100 in depreciation and amortization and as of December 31, 2017 had approximately 2,200 students.

Inti Education Holdings Sdn. Bhd. (Inti Holdings)

        On December 11, 2017, Exeter Street Holdings Sdn. Bhd., a Malaysia corporation (Exeter Street), and Laureate Education Asia Limited, a Hong Kong corporation (Laureate Asia), both of which are indirect wholly owned subsidiaries of Laureate, entered into a sale purchase agreement with Comprehensive Education Pte. Ltd., a Singapore corporation (Comprehensive, the purchaser) that is an affiliate of Affinity Equity Partners, a private equity firm based in Hong Kong. Pursuant to the sale purchase agreement, Comprehensive will purchase from Exeter Street all of the issued and outstanding shares in the capital of Inti Holdings, and Laureate Asia will guarantee certain obligations of Exeter Street. Inti Holdings is the indirect owner of INTI University and Colleges, a higher education institution with five campuses in Malaysia (INTI). In connection with the sale purchase agreement, Exeter Street entered into a separate agreement with the current minority owner of the equity of Inti Holdings relating to the purchase by Exeter Street of the minority owner's 10.10% interest in Inti Holdings, the closing of which is a precondition to the closing of the transactions under the sale purchase agreement. The total purchase price, including the payment to the current minority owner, will be $180,000. The net transaction value to Laureate under the agreement will be $161,800, subject to customary closing adjustments, and the parties expect that the transaction will close by the end of the second quarter of 2018, subject to customary closing conditions. For the year ended December 31, 2017, INTI had $69,900 in revenue, $9,200 in operating income and $4,800 in depreciation and amortization and as of December 31, 2017 had approximately 16,700 students.

LEI Lie Ying Limited (LEILY)

        On December 27, 2017, LEI China Limited, a Hong Kong private limited company (LEI China), a wholly owned subsidiary of Laureate, entered into a share purchase agreement with China YuHua Education Investment Limited, a British Virgin Islands corporation (YuHua), a wholly owned subsidiary

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 3. Assets Held for Sale (Continued)

of China YuHua Education Corporation Limited. Pursuant to the sale purchase agreement, YuHua will purchase from LEI China all of the issued and outstanding shares in the capital of LEILY, a Hong Kong private limited company. LEILY is the legal and beneficial owner of a 70% equity interest in Hunan Lie Ying Industry Co., Ltd., a Sino-foreign equity joint venture organized under the laws of the People's Republic of China, which in turn owns 100% of the sponsorship or equity interests in the following entities: Hunan International Economics University (HIEU); Hunan Lie Ying Mechanic School; Hunan Lie Ying Property Management Co., Ltd.; and Hunan International Economics University Vocational Skills Training Center (collectively, the Entities). HIEU and Hunan Lie Ying Mechanic School are VIEs and are considered one institution for purposes of our institution count. The transaction value under the sale purchase agreement is the Hong Kong Dollar (HKD) equivalent of Chinese Renminbi (RMB) 1,430,000 (approximately US $218,000 at December 31, 2017), subject to certain adjustments. As discussed in Note 25, Subsequent Events, we closed the sale on January 25, 2018. For the year ended December 31, 2017, the Entities, in which the Company has a 70% equity interest, collectively had $64,500 in revenue, $21,200 in operating income and $6,100 in depreciation and amortization and as of December 31, 2017 collectively had approximately 29,100 students.

Kendall College, LLC (Kendall)

        As discussed further in Note 25, Subsequent Events, we entered into an asset purchase agreement for Kendall on January 15, 2018.

Note 4. Acquisitions

2017 Acquisitions

        During the year ended December 31, 2017, Laureate consummated the business acquisition outlined below, which is included in our Consolidated Financial Statements commencing from the date of acquisition.

Australia

        In June 2017, our EMEAA segment acquired the assets and business of the nursing division of Careers Australia (CA Nursing), a vocational institution in Australia, for a cash purchase price of Australian Dollar (AUD) 1,107 (US $835 at the date of acquisition) plus debt assumed of AUD 9,850 (US $7,433 at the acquisition date). We accounted for this acquisition as a business combination. For this acquisition, Revenues, Operating income and Net income (loss) attributable to Laureate Education, Inc. were immaterial for the year ended December 31, 2017.

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 4. Acquisitions (Continued)

        The following table summarizes the estimated fair value of all assets acquired and the liabilities assumed at the date of acquisition:

CA Nursing Australia
Current assets	$2,552
Property and equipment	9,581
Goodwill	3,584
Other intangible assets	3,293

Total assets acquired	19,010
Current portion of long-term debt	166
Other current liabilities	8,997
Long-term debt, less current portion	7,267
Other long-term liabilities	1,745

Total liabilities	18,175

Net assets acquired attributable to Laureate Education, Inc.	835
Debt assumed	7,433

Net assets acquired attributable to Laureate Education, Inc. plus debt assumed	$8,268

Net assets acquired	$835
Net cash paid at acquisition	$835

2017 Summary

        The amounts recorded for the 2017 acquisition are considered final. None of the goodwill related to the 2017 acquisition is expected to be deductible for income tax purposes. Pro forma results of operations for the acquisition completed during 2017 have not been presented because the effects of that acquisition were not material to the Company's financial results.

2016 Transactions

St. Augustine

        On March 24, 2016, the noncontrolling interest holders of St. Augustine notified Laureate of their election to exercise their put option, which required Laureate to purchase the remaining noncontrolling interest of 20%. Accordingly, this noncontrolling interest became a mandatorily redeemable financial instrument on the put option exercise date and was recognized as a liability at its estimated redemption value in accordance with ASC 480, "Distinguishing Liabilities from Equity." Under the terms of the agreement, the put option purchase price is based on 7.0 times Adjusted EBITDA of St. Augustine, as defined in the agreement, for the twelve months ended as of the last day of the fiscal quarter most recently ended prior to the date on which notice of exercise is given multiplied by the percentage interest being acquired. In June 2016, we acquired the remaining 20% noncontrolling interest in

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 4. Acquisitions (Continued)

St. Augustine for a purchase price of $24,997. This payment was included in Payments to purchase noncontrolling interests in the Consolidated Statement of Cash Flows.

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

Australia

        In July 2015, our EMEAA segment acquired the assets and the business of Chifley Business School (CBS) in Australia for a cash purchase price of AUD 600 (US $464 at the acquisition date), plus debt assumed of AUD 1,000 (US $772 at the acquisition date). We accounted for this as a business combination. Payment of the debt was made in two installments of AUD 500 (US $386 at the acquisition date), in January 2016 and January 2017. For this acquisition, Revenues, Operating income and Net income attributable to Laureate Education, Inc. were immaterial for the year ended December 31, 2015.

Portugal

        On March 27, 2015, we acquired a group of higher education institutions and other entities in Portugal that we collectively referred to as IADE Group. The total purchase price of IADE Group was $10,403, which included an initial cash payment of $6,476, a seller note of $3,238 and a deferred payment of $689 related to a working capital settlement. The purchase of IADE Group allowed Laureate to expand its existing presence in Portugal. The goodwill recorded for IADE Group was related to the incremental value this acquisition brings to the Laureate International Universities network and Laureate's existing operations in Portugal by expanding our presence and adding synergies to Laureate's operations. For this acquisition, Revenues of $8,194, Operating income of $971 and Net income of $806 are included in the Consolidated Statement of Operations for the year ended December 31, 2015.

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

Note 5. Dispositions and Asset Sales

2017 Asset Sale and Purchase Price Settlement Agreement

Ad Portas Asset Sale

        In November 2017, we completed the sale of an asset group at Ad Portas, a for-profit real estate subsidiary in our Andean & Iberian segment, to UDLA Ecuador, a licensed institution in Ecuador that was formerly consolidated into Laureate. This asset group included property and equipment and was previously classified as assets held for sale in our Quarterly Report on Form 10-Q for the period ended September 30, 2017. We received total consideration of approximately $55,000, which included cash proceeds of $17,784, and recognized an operating gain on the sale of this property and equipment of approximately $20,300. Contemporaneous with this transaction, we also repurchased UDLA Ecuador's noncontrolling interest in a Chilean real estate subsidiary of Laureate; see Note 18, Related Party Transactions.

Purchase Price Settlement Agreement for Swiss Hospitality Management Schools

        In December 2017, we reached a final purchase price settlement agreement with Eurazeo, the buyer of our Swiss hospitality management schools in 2016 as described further below, and made a payment to Eurazeo of approximately $9,300. This payment is included in Receipts from sale of subsidiary and property and equipment, net on the 2017 Consolidated Statements of Cash Flows. The total settlement amount was approximately $10,300, which we recognized as (Loss) gain on sales of subsidiaries, net, in the Consolidated Statement of Operations for the year ended December 31, 2017, as it represented an adjustment of the sale purchase price.

2016 Dispositions and Asset Sales

Sale of Glion and Les Roches Hospitality Management Schools

        On March 15, 2016, we signed an agreement with Eurazeo, a publicly traded French investment company, to sell Glion Institute of Higher Education (Glion) and Les Roches International School of Hotel Management (Les Roches) for a total transaction value of approximately CHF 380,000

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 5. Dispositions and Asset Sales (Continued)

(approximately $385,000 at the signing date), subject to certain adjustments. The sale included the operations of Glion in Switzerland and the United Kingdom, the operations of Les Roches in Switzerland and the United States, Haute école spécialisée Les Roches-Gruyère SA (LRG) in Switzerland, Les Roches Jin Jiang in China, Royal Academy of Culinary Arts (RACA) in Jordan and Les Roches Marbella in Spain. Closing of the transaction was subject to regulatory approvals, including by the New England Association of Schools and Colleges, and other customary conditions and provisions. The transaction closed on June 14, 2016 and we received total net proceeds of approximately $332,800, net of cash sold of $14,500, and after adjustments for liabilities assumed by the buyer and transaction-related costs. In September 2016, Laureate received additional proceeds from the buyer of approximately $5,800 after finalization of the working capital adjustment required by the purchase agreement, resulting in a total non-taxable gain on sale of approximately $249,400. In addition, on the June 14, 2016 closing date, we settled the deal-contingent forward exchange swap agreement for a payment of $10,297. We provided certain back-office services to Glion and Les Roches for a period of time. As noted above, in December 2017 we reached a final purchase price settlement agreement with Eurazeo of approximately $10,300.

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

        The value of the transaction was EUR 201,000 (approximately $228,000 at the signing date), subject to certain adjustments. At closing on July 20, 2016, we received total net proceeds of approximately $207,000, net of cash sold of $3,400, and after adjustments for liabilities assumed by the buyer and transaction-related costs, resulting in a non-taxable gain on sale of approximately $148,700. In addition, in July 2016 we settled the forward exchange swap agreements related to this sale, resulting in total proceeds of $4,634.

Sale of Tianyi

        In December 2016, we completed the sale of our remaining 21% ownership interest in Sichuan Tianyi College (Tianyi) in China after receiving the required regulatory approvals. We received total cash consideration of approximately $10,500, of which approximately $7,300 was received in 2015 and recorded as deferred gain at that time, pending the regulatory approvals that were conditions precedent

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 5. Dispositions and Asset Sales (Continued)

to transferring the ownership interest. The regulatory approvals were received in December 2016, and the remaining cash consideration of approximately $3,200 was collected in January 2017. Accordingly, the conditions precedent to complete the transaction were met in December 2016, resulting in a gain on sale of approximately $8,500. This non-operating gain, along with the gain on the sales of the institutions described above, are recorded in Gain on sales of subsidiaries, net for the year ended December 31, 2016 in the Consolidated Statements of Operations.

2015 Dispositions and Asset Sales

Glion and Les Roches

        During the fourth quarter of 2014, our EMEAA segment entered into a sale-leaseback agreement for a portion of the campuses of two of our former institutions in Switzerland, Glion and Les Roches. In the first quarter of 2015, the sale of the assets was completed and Laureate received net proceeds of approximately $182,000, resulting in a gain on sale of approximately $36,000, which was deferred and will be recognized into income over the lease term of 20 years from the sale date. A portion of the net proceeds was used to repay mortgage debt related to the asset group. During the year ended December 31, 2015, Laureate recorded a Loss on debt extinguishment of $932 as a result of mortgage breakage fees that were paid in connection with the repayment of the mortgage debt. As discussed above, we sold Glion and Les Roches in 2016; as part of the sale agreement we are still a guarantor under this lease and therefore continue to recognize the gain that was deferred in 2015 into income over the lease term. However, the Company has certain indemnifications in the event that we are required to make payments under the guarantee.

Note 6. Due to Shareholders of Acquired Companies

        The amounts due to shareholders of acquired companies generally arise in connection with Laureate's acquisition of a majority or all of the ownership interest of these companies. Promissory notes payable to the sellers of acquired companies, referred to as "seller notes," are commonly used as a means of payment for business acquisitions. Seller note payments are classified as Payments of deferred purchase price for acquisitions within financing activities in our Consolidated Statements of

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 6. Due to Shareholders of Acquired Companies (Continued)

Cash Flows. The amounts due to shareholders of acquired companies, currencies, and interest rates applied were as follows:

	December 31, 2017	December 31, 2016	Nominal Currency	Interest Rate %
Universidade Anhembi Morumbi (UAM Brazil)	$45,206	$52,043	BRL	CDI + 2%
University of St. Augustine for Health Sciences, LLC (St. Augustine)	11,550	11,550	USD	7%
Monash South Africa (MSA)	9,571	27,462	AUD	n/a, 6.75%
CH Holding Netherlands B.V. (CH Holding)	3,971	8,587	USD	n/a
Universidad Tecnologica Centroamericana (UNITEC Honduras)	3,813	5,196	HNL	IIBC
Faculdade Porto-Alegrense (FAPA)	3,084	2,973	BRL	IGP-M
IADE Group	2,374	2,755	EUR	3%
Faculdades Metropolitanas Unidas Educacionais (FMU)	—	100,382	BRL	CDI

Total due to shareholders of acquired companies	79,569	210,948
Less: Current portion of due to shareholders of acquired companies	40,140	118,679

Due to shareholders of acquired companies, less current portion	$39,429	$92,269

AUD: Australian Dollar	CDI: Certificados de Depósitos Interbancários (Brazil)
BRL: Brazilian Real	IIBC: Índice de Inflación del Banco Central (Honduras)
EUR: European Euro	IGP-M: General Index of Market Prices (Brazil)
HNL: Honduran Lempira
USD: United States Dollar

        The aggregate maturities of Due to shareholders of acquired companies as of December 31, 2017, were as follows:

2018	$40,840
2019	36,978
2020	13,778
2021	11,752
2022	—

Aggregate maturities	103,348
Less: notes payable held for sale	(21,250)
Less: imputed interest discount	(2,529)

Total	$79,569

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 6. Due to Shareholders of Acquired Companies (Continued)

UAM Brazil

        A portion of the acquisition was financed with a seller note in the amount of BRL 200,808 (US $60,479 at December 31, 2017), which is scheduled to be paid in nine equal installments of BRL 22,312 (US $6,720 at December 31, 2017), adjusted for inflation based on CDI plus 200 basis points. The initial five installments were paid during the years ended December 31, 2013 through 2017. The remaining four installments are due annually on August 31st of each year. The eighth and ninth installments are subject to acceleration and will be paid on August 31, 2019, along with the seventh installment, if a certain financial performance target is achieved in 2018, as described in the purchase agreement. On the closing date we recorded the note payable at its discounted present value, which will be accreted over the term of the note. As of December 31, 2017, the carrying value of the note was $45,206.

St. Augustine

        On November 21, 2013, Laureate initially acquired 80% of the ownership and voting rights of the University of St. Augustine. A portion of the purchase price was financed with a five-year seller note in the amount of $14,000. The promissory note incurs interest at an annual rate of 7%, which is payable quarterly beginning on January 1, 2014, and the entire principal balance is payable on November 21, 2018. During 2015 this note payable and a receivable from the former owner were reduced by $2,450 following the resolution of certain pre-acquisition matters, leaving a remaining principal balance of $11,550. In 2016, Laureate acquired the remaining 20% noncontrolling interest in St. Augustine, as discussed in Note 4, Acquisitions.

FMU

        At the acquisition date of FMU on September 12, 2014, Laureate financed a portion of the purchase price with promissory notes payable to the seller of BRL 250,000. These seller notes matured on September 12, 2017 and the principal and interest were fully repaid in the amount of BRL 358,606 (US $114,578 at the date of payment). The interest portion is classified in operating cash flows and included in the $39.4 million of Interest paid on deferred purchase price for acquisitions on the Consolidated Statements of Cash Flows.

Note 7. Business and Geographic Segment Information

        Laureate's educational services are offered through six operating segments: Brazil, Mexico, Andean & Iberian, Central America & U.S. Campuses, EMEAA and Online & Partnerships. Laureate determines its operating segments based on information utilized by the chief operating decision maker to allocate resources and assess performance.

        As previously disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2017, effective August 1, 2017, we changed our operating segments in order to realign our segments according to how our chief operating decision maker allocates resources and assesses performance. The change includes the creation of three operating segments (Brazil, Mexico and Andean & Iberian) from the previous Latin America (LatAm) segment. Our institutions in Spain and Portugal (Iberian) have moved from the Europe, Middle East, Africa and Asia Pacific (EMEAA) segment and combined with

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 7. Business and Geographic Segment Information (Continued)

our institutions in Chile and Peru to form the Andean & Iberian segment. In addition, our institutions in Central America, which were previously part of the LatAm segment, have combined with our campus-based institutions in the United States, which were previously part of the GPS segment, to form the Central America & U.S. Campuses segment. The Online & Partnerships segment consists of the online institutions that were previously part of the GPS segment. This change has been reflected in the segment information for the year ended December 31, 2017. As required, the segment information presented for comparative purposes for the years ended December 31, 2016 and 2015 has also been revised to reflect this change.

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

        The Andean & Iberian segment includes institutions in Chile, Peru, Portugal and Spain. In Chile, private universities enroll approximately 80% of post-secondary students. In Peru, the public sector plays a significant role but private universities are increasingly providing the capacity to meet growing demand. In Spain and Portugal, the high demand for post-secondary education places capacity constraints on the public sector, pushing students to turn to the private sector for high-quality education. Chile has government-sponsored student financing programs, while in the other countries students generally finance their own education.

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 7. Business and Geographic Segment Information (Continued)

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

        Intersegment transactions are accounted for in a similar manner as third-party transactions and are eliminated in consolidation. The "Corporate" amounts presented in the following tables includes corporate charges that were not allocated to our reportable segments and adjustments to eliminate intersegment items.

        We evaluate segment performance based on Adjusted EBITDA, which is a non-GAAP performance measure defined as Income (loss) from continuing operations before income taxes and equity in net income of affiliates, adding back the following items: (Loss) gain on sales of subsidiaries, net, Foreign currency exchange gain (loss), net, Other (expense) income, net, Gain (loss) on derivatives, Loss on debt extinguishment, Interest expense, Interest income, Depreciation and amortization expense, Loss on impairment of assets, Share-based compensation expense and expenses related to our Excellence-in-Process (EiP) initiative. EiP is an enterprise-wide initiative to optimize and standardize Laureate's processes, creating vertical integration of procurement, information technology, finance, accounting and human resources. It includes the establishment of regional shared services organizations (SSOs) around the world, as well as improvements to the Company's system of internal controls over financial reporting. We have also expanded the EiP initiative into other back- and mid-office areas, as well as certain student-facing activities. Certain non-recurring costs incurred in connection with the planned dispositions described in Note 3, Assets Held for Sale, are also included in EiP. The increased EiP expenses during the year ended December 31, 2017 as compared to the year ended December 31, 2016 relates primarily to severance costs that are predominantly contractual termination benefits recognized in accordance with ASC 712, "Compensation—Nonretirement Postemployment Benefits."

        When we review Adjusted EBITDA on a segment basis, we exclude intercompany revenues and expenses, related to network fees and royalties between our segments, which eliminate in consolidation. We use total assets as the measure of assets for reportable segments.

        The following tables provide financial information for our reportable segments, including a reconciliation of Adjusted EBITDA to Income (loss) from continuing operations before income taxes

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 7. Business and Geographic Segment Information (Continued)

and equity in net income of affiliates, as reported in the Consolidated Statements of Operations, for the years ended December 31, 2017, 2016 and 2015:

	Brazil	Mexico	Andean & Iberian	Central America & U.S. Campuses	EMEAA	Online & Partnerships	Corporate	Total
2017
Revenues	$765,746	$646,154	$1,313,872	$291,877	$697,244	$690,374	$(27,278)	$4,377,989
Adjusted EBITDA	134,205	147,171	360,135	48,298	125,083	204,543	(187,695)	831,740
Depreciation and amortization expense	35,715	27,990	81,644	15,723	51,558	35,440	16,672	264,742
Loss on impairment of assets	3,320	—	2,530	17,499	15,977	257	1,014	40,597
Total assets	1,256,364	969,400	2,117,317	376,070	1,022,569	1,294,147	355,856	7,391,723
Expenditures for long-lived assets	50,244	38,615	80,435	35,997	40,758	23,730	24,001	293,780

2016
Revenues	$690,804	$626,011	$1,188,599	$274,860	$788,683	$704,976	$(29,741)	$4,244,192
Adjusted EBITDA	95,442	143,741	283,397	43,464	127,710	208,237	(136,390)	765,601
Depreciation and amortization expense	35,695	26,273	82,982	17,360	54,543	38,452	9,574	264,879
Loss on impairment of assets	—	—	—	—	23,465	—	—	23,465
Total assets	1,245,264	972,171	1,951,864	345,238	958,883	1,297,798	291,252	7,062,470
Expenditures for long-lived assets	29,332	28,081	86,961	12,749	36,674	29,275	33,622	256,694

2015
Revenues	$672,917	$678,193	$1,121,408	$263,283	$881,664	$707,998	$(33,804)	$4,291,659
Adjusted EBITDA	81,322	150,136	255,115	31,637	109,574	191,019	(115,395)	703,408
Depreciation and amortization expense	34,261	35,156	80,556	22,935	65,069	37,161	7,808	282,946
Loss on impairment of assets	—	—	—	—	—	—	—	—
Total assets	1,054,870	1,157,814	1,841,239	378,023	1,407,909	1,225,140	338,450	7,403,445
Expenditures for long-lived assets	36,730	34,715	138,367	31,803	69,522	33,842	21,879	366,858

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 7. Business and Geographic Segment Information (Continued)

For the years ended December 31,	2017	2016	2015
Adjusted EBITDA of reportable segments:
Brazil	$134,205	$95,442	$81,322
Mexico	147,171	143,741	150,136
Andean & Iberian	360,135	283,397	255,115
Central America & U.S. Campuses	48,298	43,464	31,637
EMEAA	125,083	127,710	109,574
Online & Partnerships	204,543	208,237	191,019

Total Adjusted EBITDA of reportable segments	1,019,435	901,991	818,803
Reconciling items:
Corporate	(187,695)	(136,390)	(115,395)
Depreciation and amortization expense	(264,742)	(264,879)	(282,946)
Loss on impairment of assets	(40,597)	(23,465)	—
Share-based compensation expense	(64,788)	(38,809)	(39,021)
EiP expenses	(104,826)	(55,555)	(44,484)

Operating income	356,787	382,893	336,957
Interest income	19,669	18,670	13,328
Interest expense	(362,904)	(421,936)	(398,042)
Loss on debt extinguishment	(8,392)	(17,363)	(1,263)
Gain (loss) on derivatives	28,656	(6,084)	(2,607)
Other (expense) income, net	(2,193)	910	195
Foreign currency exchange gain (loss), net	5,838	67,450	(149,178)
(Loss) gain on sales of subsidiaries, net	(10,662)	406,557	—

Income (loss) from continuing operations before income taxes and equity in net income of affiliates	$26,799	$431,097	$(200,610)

Geographic Information

        No individual customer accounted for more than 10% of Laureate's consolidated revenues. Revenues from customers by geographic area, primarily generated by students enrolled at institutions in those areas, were as follows:

For the years ended December 31,	2017	2016	2015
External Revenues(1)
Brazil	$765,358	$690,377	$672,372
United States	760,455	743,712	737,460
Mexico	644,015	624,939	678,030
Chile	617,258	564,631	536,542
Peru	450,719	389,815	356,684
Spain	191,806	197,970	200,284
Other foreign countries	948,378	1,032,748	1,110,287

Consolidated total	$4,377,989	$4,244,192	$4,291,659

(1)
Excludes intercompany revenues and therefore does not agree to the table above

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 7. Business and Geographic Segment Information (Continued)

        Long-lived assets are composed of Property and equipment, net. Laureate's long-lived assets of continuing operations by geographic area were as follows:

December 31,	2017	2016
Long-lived assets
Chile	$450,224	$432,499
Peru	327,908	299,014
Brazil	245,781	252,289
Mexico	237,109	218,531
United States	180,595	199,171
Spain	179,627	163,740
China(1)	—	125,697
Other foreign countries	313,660	460,692

Consolidated total	$1,934,904	$2,151,633

(1)
As discussed in Note 3, Assets Held for Sale, in December 2017 we entered into an agreement to sell LEILY, the entity that is the beneficial owner of a 70% equity interest in Hunan Lie Ying Industry Co, Ltd., which in turn owns 100% of the sponsorship or equity interest in the Entities, a group of entities that includes HIEU. As a result, Long-lived assets of $128,797 have been included in Long-term assets held for sale.

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 8. Goodwill and Other Intangible Assets

        The change in the net carrying amount of Goodwill from December 31, 2015 through December 31, 2017 was composed of the following items:

	Brazil	Mexico	Andean & Iberian	Central America & U.S. Campuses	EMEAA	Online & Partnerships	Total
Balance at December 31, 2015	$417,938	$578,350	$292,219	$53,138	$314,466	$459,786	$2,115,897
Acquisitions	—	—	—	—	—	—	—
Dispositions	—	—	—	—	(148,264)	—	(148,264)
Re-allocation of goodwill for segment change	—	—	—	4,867	(4,867)	—	—
Impairments	—	—	—	—	(23,465)	—	(23,465)
Currency translation adjustments	83,117	(97,365)	5,300	—	(756)	—	(9,704)
Adjustments to prior acquisitions	—	—	—	—	—	—	—

Balance at December 31, 2016	$501,055	$480,985	$297,519	$58,005	$137,114	$459,786	$1,934,464

Acquisitions	—	—	—	—	3,584	—	3,584
Dispositions	—	—	—	—	(488)	—	(488)
Reclassification to Long-term assets held for sale	—	—	—	—	(32,740)	—	(32,740)
Impairments	—	—	—	—	—	—	—
Currency translation adjustments	(7,682)	22,388	24,243	—	9,943	954	49,846
Adjustments to prior acquisitions	—	—	—	—	—	—	—

Balance at December 31, 2017	$493,373	$503,373	$321,762	$58,005	$117,413	$460,740	$1,954,666

        During 2016, the Company announced a change in its operating segments. Accordingly, goodwill was re-allocated among the operating segments based on the relative fair value of the affected reporting units at the time of the segment change. As discussed in Note 7, Business and Geographic Segment Information, the Company also changed its operating segments in 2017, but this change did not affect the reporting units within the operating segments.

        As of both December 31, 2017 and December 31, 2016, accumulated goodwill impairment losses were $159,895, with $96,754 and $63,141 relating to our Central America & U.S. Campuses and EMEAA segments, respectively.

Other Intangible Assets

        Amortization expense for intangible assets subject to amortization was $12,079, $12,526 and $20,430 for the years ended December 31, 2017, 2016 and 2015, respectively. The estimated future amortization expense for intangible assets for the years ending December 31, 2018, 2019, 2020, 2021, 2022 and beyond is $6,200, $3,744, $3,124, $2,877, $2,562 and $17,420, respectively.

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 8. Goodwill and Other Intangible Assets (Continued)

        The following table summarizes our identifiable intangible assets as of December 31, 2017:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period (Yrs)
Subject to amortization:
Student rosters	$98,266	$(96,558)	$1,708	1.8
Other	82,790	(48,571)	34,219	11.4
Not subject to amortization:
Tradenames	1,295,614	—	1,295,614	—

Total	$1,476,670	$(145,129)	$1,331,541

        The following table summarizes our identifiable intangible assets as of December 31, 2016:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period (Yrs)
Subject to amortization:
Student rosters	$96,712	$(92,567)	$4,145	2.7
Other	82,000	(39,445)	42,555	11.8
Not subject to amortization:
Tradenames	1,307,633	—	1,307,633	—

Total	$1,486,345	$(132,012)	$1,354,333

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 8. Goodwill and Other Intangible Assets (Continued)

Impairment Tests

        The following table summarizes the Loss on impairment of assets:

For the years ended December 31,	2017	2016	2015
Impairments of Tradenames, by segment:
Brazil	$—	$—	$—
Mexico	—	—	—
Andean & Iberian	—	—	—
Central America & U.S. Campuses	5,443	—	—
EMEAA	3,089	—	—
Online & Partnerships	—	—	—

Total Impairments of Tradenames	8,532	—	—

Impairments of Goodwill, by segment:
Brazil	—	—	—
Mexico	—	—	—
Andean & Iberian	—	—	—
Central America & U.S. Campuses	—	—	—
EMEAA	—	23,465	—
Online & Partnerships	—	—	—

Total Impairments of Goodwill	—	23,465	—

Impairments of Deferred costs and Other intangible assets, net	3,073	—	—
Impairments of long-lived assets	28,992	—	—

Total	$40,597	$23,465	$—

        We perform annual impairment tests of our non-amortizable intangible assets, which consist of Goodwill and Tradenames, in the fourth quarter of each year. The impairment charges discussed below were recorded to reduce the assets' carrying values to fair value.

        For the purposes of our annual impairment testing of the Company's goodwill, fair value measurements were determined primarily using the income approach, based largely on inputs that are not observable to active markets, which would be deemed "Level 3" fair value measurements as defined in Note 21, Fair Value Measurement. These inputs include our expectations about future revenue growth and profitability, marginal income tax rates by jurisdiction, and the rate at which the cash flows should be discounted in order to determine this fair value estimate. Where a market approach is used, the inputs also include publicly available data about our competitors' financial ratios and transactions.

        For purposes of our annual impairment testing of the Company's indefinite-lived tradename assets, fair value measurements were determined using the income approach, based largely on inputs that are not observable to active markets, which would be deemed "Level 3" fair value measurements as defined in Note 21, Fair Value Measurement. These inputs include our expectations about future

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 8. Goodwill and Other Intangible Assets (Continued)

revenue growth and profitability, marginal income tax rates by jurisdiction, and the rate at which the cash flows should be discounted in order to determine the fair value estimate for indefinite-lived tradenames using a relief-from-royalty method. We use publicly available information and proprietary third-party arm's length agreements that Laureate has entered into with various licensors in determining certain assumptions to assist us in estimating fair value using market participant assumptions.

2017 Loss on Impairment of Assets

        The impairment charges recorded in 2017 relate almost entirely to the disposal groups described in Note 3, Assets Held for Sale, which, under ASC 360-10, are required to be recorded at the lower of their carrying values or their estimated 'fair values less costs to sell'. The Tradenames impairment for the Central America & U.S. Campuses segment of $5,443, as well as approximately $12,000 of the total $28,992 of impairments of long-lived assets, are attributable to two subsidiaries in our Central America & U.S. Campuses segment that met the held-for-sale criteria during the fourth quarter of 2017 and whose estimated 'fair values less costs to sell' were less than their carrying values. The amount of the difference resulted in the long-lived assets of these subsidiaries, which primarily included Tradenames and Property and equipment, net, being written down to a carrying value of $0.

        The Tradenames impairment for the EMEAA segment of $3,089, as well as approximately $13,000 of the total $28,992 of impairments of long-lived assets, are attributable to several subsidiaries that are classified as held for sale at December 31, 2017. The Company began receiving bids for these entities during the fourth quarter of 2017, and determined that the range of bids received provided a reasonable estimate of fair value. Based on the estimated fair value of the disposal group as compared to its carrying value, we recorded an impairment on the long-lived assets and wrote the assets down to a carrying value of $0. The long-lived assets consisted primarily of Tradenames and Property and equipment, net.

        The remaining portion of the impairment charges recorded in 2017 related to impairments of certain Property and equipment, net as well as impairments of Deferred costs and Other intangible assets, which were not associated with the assets held for sale. These included the impairment of a lease intangible, certain modular buildings and software development costs.

2016 Loss on Impairment of Assets

        Upon completion of our impairment testing for 2016, we recorded a total impairment loss of $23,465 in our EMEAA segment. We recorded goodwill impairment charges of $4,163 related to our institutions in Germany and $19,302 at MSA. The weakness of the South African Rand and challenging economic conditions resulted in a change to our capital allocation strategy for this business, resulting in the impairment charge in the fourth quarter of 2016. We determined the fair value of the reporting units using an income approach based primarily on discounted cash flow projections.

Note 9. Land Use Rights

        The Company has acquired rights to use certain properties for periods ranging from 20 to 29 years. The land use rights recorded for EMEAA have a combined net carrying value of $1,141 and

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 9. Land Use Rights (Continued)

$43,766 at December 31, 2017 and 2016, respectively. The land use rights recorded for Mexico have a net carrying value of $1,572 and $1,509 at December 31, 2017 and 2016, respectively.

        The land use rights recorded at net carrying value on the Company's Consolidated Balance Sheets are summarized as follows:

December 31,	2017	2016
Cost	$3,453	$48,733
Less: Accumulated amortization	(740)	(3,458)

Land use rights, net	$2,713	$45,275

        Approximately $43,600 of land use rights is included in the held-for-sale assets recorded on the Consolidated Balance Sheets as of December 31, 2017. For further description of the held-for-sale amounts, see Note 3, Assets Held for Sale; the carrying value of the land use rights is included within "Other long-term assets" in the table in that footnote.

        Amortization expense of land use rights was $1,460, $1,460 and $1,496 for the years ended December 31, 2017, 2016 and 2015, respectively.

        As of December 31, 2017, amortization expense related to land use rights for the next five years and thereafter is as follows:

2018	$201
2019	194
2020	194
2021	194
2022	194
Thereafter	1,736

Total	$2,713

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 10. Debt

        Outstanding long-term debt was as follows:

	December 31, 2017	December 31, 2016
Senior long-term debt:
Senior Secured Credit Facility (stated maturity dates April 2022 and April 2024 as of December 31, 2017; stated maturity dates June 2018, June 2019 and March 2021 as of December 31, 2016), net of discount	$1,625,344	$1,497,869
Senior Notes (stated maturity dates May 2025 as of December 31, 2017 and September 2019 as of December 31, 2016), net of discount	800,000	1,388,036

Total senior long-term debt	2,425,344	2,885,905
Other debt:
Lines of credit	55,799	66,081
Notes payable and other debt	753,439	650,184

Total senior and other debt	3,234,582	3,602,170
Capital lease obligations and sale-leaseback financings	234,356	250,842

Total long-term debt	3,468,938	3,853,012
Less: total unamortized deferred financing costs	107,640	44,648
Less: current portion of long-term debt	154,234	178,989

Long-term debt, less current portion	$3,207,064	$3,629,375

        Approximately $53,440 of long-term debt, including the current portion, is included in the held-for-sale liabilities recorded on the Consolidated Balance Sheet as of December 31, 2017. For further description of the held-for-sale amounts see Note 3, Assets Held for Sale.

        As of December 31, 2017, aggregate annual maturities of the senior and other debt, excluding capital lease obligations and sale-leaseback financings, were as follows:

December 31,	Senior and Other Debt
2018	$146,584
2019	121,990
2020	147,975
2021	156,894
2022	198,424
Thereafter	2,477,371

Total	3,249,238
Less: discount, net	(14,656)

Total senior and other debt	$3,234,582

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 10. Debt (Continued)

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

Senior Notes

        On April 26, 2017, we completed an offering of $800,000 aggregate principal amount of 8.250% Senior Notes due 2025 (the Senior Notes due 2025).The Senior Notes due 2025 were issued at par and will mature on May 1, 2025. Interest on the Senior Notes due 2025 is payable semi-annually on May 1 and November 1, and the first interest payment date was November 1, 2017. We may redeem the Senior Notes due 2025, in whole or in part, at any time on or after May 1, 2020, at redemption prices starting at 106.188% of the principal amount thereof and decreasing from there each year thereafter until May 1, 2023, plus accrued and unpaid interest. From and after May 1, 2023, we may redeem all or part of the Senior Notes due 2025 at a redemption price of 100%, plus accrued and unpaid interest. We may also redeem up to 40% of the Senior Notes due 2025 using the proceeds of certain equity offerings completed before May 1, 2020, at a redemption price equal to 108.250% of the principal amount thereof, plus accrued and unpaid interest. In addition, at any time prior to May 1, 2020, we may redeem the Senior Notes due 2025, in whole or in part, at a price equal to 100% of the principal amount, plus a "make-whole" premium, plus accrued and unpaid interest.

        On April 28, 2017, the Company elected to redeem all of its outstanding Senior Notes due 2019 (other than the Exchanged Notes) and on May 31, 2017 (the Redemption Date), the Senior Notes due 2019 (other than the Exchanged Notes) were redeemed. As described further below, the Exchanged Notes were redeemed on August 11, 2017. The aggregate principal amount outstanding of the Senior Notes due 2019 (excluding the Exchanged Notes) was $1,125,443. The redemption price for the Senior Notes due 2019 that were redeemed was equal to 104.625% of the principal amount thereof, for a total redemption price of $1,177,495, plus accrued and unpaid interest and special interest to the Redemption Date, for an aggregate payment to holders of the Senior Notes of $1,205,630. As of December 31, 2017, the outstanding balance of our senior notes was $800,000, which consisted entirely of the Senior Notes due 2025. As of December 31, 2016, the outstanding balance under our Senior Notes due 2019 was $1,388,036, net of a debt discount.

Senior Secured Credit Facility

        Substantially concurrently with the issuance of the Senior Notes due 2025, we consummated a refinancing of our Senior Secured Credit Facility by means of an amendment and restatement of the existing amended and restated credit agreement (the Second Amended and Restated Credit Agreement) to provide a new revolving credit facility of $385,000 maturing in April 2022 (the Revolving Credit Facility) and a new syndicated term loan of $1,600,000 maturing in April 2024 (the 2024 Term Loan). The old senior credit facility was fully repaid, and that repayment amount is included in Payments on long-term debt in the Consolidated Statement of Cash Flows for the year ended December 31, 2017, with the exception of approximately $283,000 of loan principal related to the old

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 10. Debt (Continued)

term loan that was rolled over by certain lenders into the 2024 Term Loan. Accordingly, that rollover amount was a non-cash transaction.

        As a subfacility under the Revolving Credit Facility, the Second Amended and Restated Credit Agreement provides for letter of credit commitments in the aggregate amount of $141,000. The Second Amended and Restated Credit Agreement also provides, subject to the satisfaction of certain conditions, for incremental revolving and term loan facilities, at the request of the Company, not to exceed $300,000 plus additional amounts so long as both immediately before and after giving effect to such incremental facilities the Company's Consolidated Senior Secured Debt to Consolidated EBITDA ratio, as defined in the Second Amended and Restated Credit Agreement, on a pro forma basis, does not exceed 2.75x.

        The maturity date for the Revolving Credit Facility is April 26, 2022 and the maturity date for the 2024 Term Loan is April 26, 2024. The Revolving Credit Facility bears interest at a per annum interest rate, at the option of the Borrower, at either the LIBOR rate or the Alternate Base Rate (ABR) rate plus an applicable margin of 3.75% per annum or 3.50% per annum for LIBOR rate loans, and 2.75% per annum or 2.50% per annum for ABR rate loans, in each case, based on the Company's Consolidated Total Debt to Consolidated EBITDA ratio, as defined in the Second Amended and Restated Credit Agreement. As of December 31, 2017, the Revolving Credit Facility had an outstanding balance of $52,000.

        The 2024 Term Loan bears interest at a per annum rate, at the option of the Borrower, at either the LIBOR rate or the ABR rate plus an applicable margin of 4.50% per annum or 4.25% per annum for LIBOR rate loans, and 3.50% per annum or 3.25% per annum for ABR rate loans, in each case, based on the Company's Consolidated Total Debt to Consolidated EBITDA ratio. As of December 31, 2017, all loans outstanding under the 2024 Term Loan were LIBOR loans and had a total interest rate of 6.07%. A discount equal to 1% of the 2024 Term Loan's original principal amount, or $16,000, was paid at issuance and will be amortized to interest expense over the term of the loan. The 2024 Term Loan amortizes at an annual amount equal to 1% of the original principal amount of the 2024 Term Loan, which annual amount is payable in quarterly payments, with the remaining unpaid principal amount payable on the maturity date. Quarterly principal payments on the 2024 Term Loan commenced June 30, 2017. On or prior to October 26, 2017, except for prepayments made from transactions expressly permitted, the 2024 Term Loan could have been prepaid at price equal to 101% of the principal amount prepaid. After October 26, 2017, the 2024 Term Loan can be prepaid at price equal to 100% of the principal amount prepaid. As of December 31, 2017, the 2024 Term Loan had an outstanding balance of $1,573,344. As discussed in Note 25, Subsequent Events, on February 1, 2018 we amended our Senior Secured Credit Facility to reduce the interest rate on the 2024 Term Loan by 100 basis points, from 4.50% to 3.50% for LIBOR term loans, and 3.50% to 2.50% for ABR term loans.

        Laureate Education, Inc. is the borrower under our Senior Secured Credit Facility. All of Laureate's required United States legal entities, excluding Walden University, LLC (Walden), Kendall, NewSchool of Architecture and Design (NewSchool), National Hispanic University (NHU) and St. Augustine, are guarantors of the Senior Secured Credit Facility, and all of the guarantors' assets, both real and intangible, are pledged as collateral. Certain Walden assets are also pledged as collateral, including all of Walden's United States receivables other than Title IV student loans, all of its copyrights, patents, and trademarks. As of December 31, 2017 and 2016, the carrying value of the

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 10. Debt (Continued)

Walden receivables and intangibles pledged as collateral was $411,411 and $409,971, respectively. Additionally, not more than 65% of the shares held directly by United States guarantors in non-domestic subsidiaries are pledged as collateral.

Estimated Fair Value of Debt

        The estimated fair value of our debt was determined using observable market prices, as the majority of our securities, including the Senior Secured Credit Facility and the Senior Notes due 2025, are traded in a brokered market, as were the Senior Notes due 2019 prior to their redemption. The fair value of our remaining debt instruments approximates carrying value based on their terms. As of December 31, 2017 and December 31, 2016, our long-term debt was classified as Level 2 within the fair value hierarchy, based on the frequency and volume of trading in the brokered market. The estimated fair value of our debt was as follows:

	December 31, 2017		December 31, 2016
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Total senior and other debt	$3,234,582	$3,293,258	$3,602,170	$3,632,853

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

Note 10. Debt (Continued)

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

Certain Covenants

        As of December 31, 2017, our senior long-term debt contained certain negative covenants including, among others: (1) limitations on additional indebtedness; (2) limitations on dividends; (3) limitations on asset sales, including the sale of ownership interests in subsidiaries and sale-leaseback transactions; and (4) limitations on liens, guarantees, loans or investments. The Second Amended and Restated Credit Agreement provides, solely with respect to the Revolving Credit Facility, that the Company shall not permit its Consolidated Senior Secured Debt to Consolidated EBITDA ratio, as defined in the Second Amended and Restated Credit Agreement, to exceed 4.50x as of the last day of each quarter ending June 30, 2017 through September 30, 2017, 3.75x as of the last day of each quarter ending December 31, 2017 through March 31, 2018, and 3.50x as of the last day of each quarter ending June 30, 2018 and thereafter. However, the agreement also provides that if (i) the Company's Consolidated Total Debt to Consolidated EBITDA ratio, as defined in the Second Amended and Restated Credit Agreement, is not greater than 4.75x as of such date and (ii) less than 25% of the Revolving Credit Facility is utilized as of that date, then such financial covenant shall not apply. As of December 31, 2017, these conditions were satisfied and, therefore, we were not subject to the leverage ratio covenant. In addition, notes payable at some of our locations contain financial maintenance covenants.

Debt Modification and Loss on Debt Extinguishment

        As a result of the refinancing transactions and the note exchange transaction described above, Laureate recorded a Loss on debt extinguishment of $8,392 during the year ended December 31, 2017 related primarily to the write off of unamortized deferred financing costs associated with certain lenders that did not participate in the new debt instruments. In addition, approximately $22,800 was charged to General and administrative expenses related to new third-party costs paid in connection with the portion of the refinancing transactions that was deemed to be a modification. Also in connection with the refinancing transactions, approximately $70,800 of new deferred financing costs were capitalized, which related primarily to the excess of the redemption price over the principal amount of the Senior Notes due 2019 that were redeemed and the call premium that applied to a portion of the repaid senior credit facilities.

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

Note 10. Debt (Continued)

Agreement, in the third quarter of 2016 we recorded a Loss on debt extinguishment of $15,682 related to the write off of unamortized deferred financing costs.

        During the year ended December 31, 2015, Laureate recorded a Loss on debt extinguishment of $1,263, of which $932 was related to mortgage breakage fees paid as a part of the Swiss sale-leaseback transaction discussed in Note 5, Dispositions and Asset Sales, and $331 which was related to the July 2015 extension of the maturity date for the revolving line of credit facility under the Senior Secured Credit Facility, as discussed above.

Debt Issuance Costs

        Amortization of debt issuance costs and accretion of debt discounts that are recorded in Interest expense in the Consolidated Statements of Operations totaled approximately $14,700, $23,200 and $26,100 for the years ended December 31, 2017, 2016 and 2015, respectively. During the years ended December 31, 2017, 2016 and 2015, we paid and capitalized a total of $81,242, $11,582 and $13,020, respectively, in debt issuance costs. Certain unamortized debt issuance costs were written off in 2017, 2016 and 2015 in connection with debt agreement amendments as discussed above. As of December 31, 2017 and 2016, our unamortized debt issuance costs were $107,640 and $44,648, respectively.

Currency and Interest Rate Swaps

        The interest and principal payments for Laureate's senior long-term debt arrangements are to be paid primarily in USD. Our ability to make debt service payments is subject to fluctuations in the value of the USD relative to foreign currencies, because a majority of our operating cash used to make these payments is generated by subsidiaries with functional currencies other than USD. As part of our overall risk management policies, Laureate has entered into foreign currency swap contracts and interest rate swap contracts. See also Note 15, Derivative Instruments.

Other Debt

Lines of Credit

        Individual Laureate subsidiaries have the ability to borrow pursuant to unsecured lines of credit and similar short-term borrowing arrangements (collectively, lines of credit). The lines of credit are available for working capital purposes and enable us to borrow for and repay until those lines mature.

        Interest rates on our lines of credit ranged from 2.50% to 9.51% at December 31, 2017, and 1.75% to 20.00% at December 31, 2016. Our weighted-average short-term borrowing rate was 6.68% and 6.49% at December 31, 2017 and 2016, respectively.

        Laureate's aggregate lines of credit (outstanding balances plus available borrowing capacity) were $136,683 and $125,681 as of December 31, 2017 and 2016, respectively. At December 31, 2017 and 2016, the aggregate outstanding balances on our lines of credit were $55,799 and $66,081, respectively. Accordingly, the available borrowing capacity under our lines of credit was $80,884 and $59,600 at December 31, 2017 and 2016, respectively.

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 10. Debt (Continued)

Notes Payable

        Notes payable include mortgages payable that are secured by certain fixed assets. The notes payable have varying maturity dates and repayment terms through 2030. These loans contain certain financial maintenance covenants and Laureate is in compliance with these covenants. Interest rates on notes payable ranged from 2.20% to 12.50% and 3.00% to 18.53% at December 31, 2017 and 2016, respectively.

        On May 12, 2016, two outstanding loans at Universidad del Valle de México (UVM Mexico) that originated in 2007 and 2012 and were both scheduled to mature in May 2021 were refinanced and combined into one loan. The maturity date of the combined loan was extended to May 15, 2023. Principal repayments were suspended until May 15, 2018. The new refinanced loan carries a variable interest rate based on the 28-day Mexican Interbanking Offer Rate (TIIE), plus the applicable margin. The applicable margin for the interest calculation is established based on the ratio of debt to EBITDA, as defined in the agreement. Interest is paid monthly commencing on May 15, 2016. The outstanding balance of the loan on May 12, 2016 was MXN 2,224,600 (US $120,527 at that date). As of December 31, 2017, the interest rate on the loan was 10.72% and the outstanding balance on the loan was $112,625. As of December 31, 2016, the interest rate on the loan was 8.94% and the outstanding balance on the loan was $107,793.

        In addition to the loans above, in August 2015, UVM Mexico entered into an agreement with a bank for a loan of MXN 1,300,000 (approximately US $79,000 at the time of the loan). The loan carried a variable interest rate based on TIIE plus an applicable margin (8.09% at December 31, 2016) and was scheduled to mature in August 2020. As of December 31, 2016 the outstanding balance of this loan was $62,992. During December 2017, this loan was paid in full and a new loan in the amount of MXN 1,700,000 (approximately US $89,000 at the time of the loan) was obtained. The new loan matures in December 2023 and carries a variable interest rate based on TIIE, plus an applicable margin, which is established based on the ratio of debt to EBITDA, as defined in the agreement (10.02% as of December 31, 2017). Payments on the loan are deferred until December 2018, at which time quarterly principal payments are due, beginning at MXN 42,500 (US $2,152 at December 31, 2017) and increasing over the term of the loan to MXN 76,500 (US $3,873 at December 31, 2017), with a balloon payment of MXN 425,000 (US $21,516 at December 31, 2017) due at maturity. As of December 31, 2017, the outstanding balance of this loan was $86,065.

        The Company has also obtained financing to fund the construction of two new campuses at one of our institutions in Peru, Universidad Peruana de Ciencias Aplicadas. As of December 31, 2017 and 2016, the loans had an outstanding balance of $42,195 and $47,833, respectively, and a weighted average interest rate of 7.97% and 7.97%, respectively. These loans have varying maturity dates with the final payment due in October 2022. As of December 31, 2017 and 2016, $19,162 and $22,365, respectively, of the outstanding balances on the loans were payable to an institutional investor that is a minority shareholder of Laureate.

        Laureate has outstanding notes payable at Universidad Privada del Norte (UPN), one of our institutions in Peru. These loans all have interest rates ranging from 7.85% to 8.70% and varying maturity dates through December 2024. As of December 31, 2017 and 2016, these loans had a balance of $38,641 and $44,452, respectively.

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 10. Debt (Continued)

        On December 22, 2017, a Laureate subsidiary in Peru entered into an agreement to borrow PEN 247,500 (approximately US $76,000 at the agreement date). The loan bears interest at a fixed rate of 6.62% per annum and matures in December 2022. Quarterly payments in the amount of PEN 9,281 (US $2,864 at December 31, 2017) are due from March 2018 through December 2019. The quarterly payments increase to PEN 14,438 (US $4,455 at December 31, 2017) in March 2020 through the loan's maturity in December 2022. As of December 31, 2017, no payments have been made on this loan and it had a balance of $76,365.

        In May 2014, the Company obtained financing to fund the construction of a new campus at one of our institutions in Panama. As of December 31, 2017 and 2016, the outstanding balance on this loan was $21,429 and $25,000, respectively. This loan is payable to an institutional investor that is a minority shareholder of Laureate. It has a fixed interest rate of 8.11% and matures in 2023.

        Laureate has outstanding notes payable at HIEU in China. As of December 31, 2017 and 2016, the outstanding balance on the loans was $21,351 and $61,862, respectively. The interest rates on each of these loans was 4.99% per annum as of December 31, 2017 and ranged from 4.75% to 4.99% per annum as of December 31, 2016. These notes are repayable in installments with the final installment due in November 2019. As discussed in Note 3, Assets Held for Sale, Laureate entered into an agreement to sell LEILY, the entity that indirectly holds the sponsorship interests in HIEU, and as a result these outstanding notes payable have been included in liabilities held for sale as of December 31, 2017. As discussed in Note 25, Subsequent Events, we closed the sale of LEILY in January 2018.

        Laureate has outstanding notes payable at a real estate subsidiary in Chile. As of December 31, 2017 and 2016, the outstanding balance on the loans was $67,120 and $62,695, respectively. The interest rates on these loans range from 3.96% to 6.89% per annum as of December 31, 2017 and from 4.80% to 8.08% per annum as of December 31, 2016. These notes are repayable in installments with the final installment due in August 2028.

        On December 20, 2013, Laureate acquired THINK and financed a portion of the purchase price by borrowing AUD 45,000 (US $34,749 at December 31, 2017) under a syndicated facility agreement in the form of two term loans of AUD 22,500 each. The syndicated facility agreement also provided for additional borrowings of up to AUD 20,000 (US $15,444 at December 31, 2017) under a capital expenditure facility and a working capital facility. The first term loan (Facility A) had a term of five years and principal was payable in quarterly installments of AUD 1,125 (US $869 at December 31, 2017) beginning on March 31, 2014. The second term loan (Facility B) had a term of five years and the total principal balance of AUD 22,500 was payable at its maturity date of December 20, 2018. In June 2016, these loan facilities were amended and restated. As a result of this amendment and a repayment of AUD 11,000 (approximately US $8,100 at the date of payment), Facility A was amended to be a term loan of AUD 10,000 (US $7,722 at December 31, 2017), and principal is repayable in quarterly installments of AUD 833 (US $643 at December 31, 2017) beginning on September 30, 2016. Facility A bears interest at a variable rate plus a margin of 2.50%, and the final balance is payable at its maturity date of December 20, 2018. Facility B was amended to be a revolving facility of up to AUD 15,000 (US $11,583 at December 31, 2017) and any balance outstanding is repayable at its maturity date of December 20, 2018. Facility B bears interest at a variable rate plus a margin of 2.75%. The capital expenditure facility and working capital facility provided for total additional borrowings of up to AUD 15,000 (US $11,583 at December 31, 2017). In October 2017, these loan facilities were further

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 10. Debt (Continued)

amended to provide the lender a security interest in all of the assets of Laureate's Australian operations. In addition, Facility A was converted from a term loan to a loan with a balloon payment due at maturity. As of December 31, 2017, the interest rates on Facility A and Facility B were 4.25% and 4.50%, respectively, and as of December 31, 2016, the interest rates on Facility A and Facility B were 4.29% and 4.55%, respectively. As of December 31, 2017 and 2016, $16,087 and $16,753, respectively, was outstanding under these loan facilities.

        Laureate acquired FMU on September 12, 2014 and financed a portion of the purchase price by borrowing amounts under two loans that totaled BRL 259,139 (approximately US $110,310 at the borrowing date). The loans require semi-annual principal payments beginning at BRL 6,478 in October 2014 and increasing to a maximum of BRL 22,027 beginning in October 2017 and continuing through their maturity dates in April 2021. As of December 31, 2017 and 2016, the outstanding balance of these loans was $46,438 and $59,841, respectively. Both loans mature on April 15, 2021 and bear interest at an annual variable rate of CDI plus 3.7% (approximately 10.6% and 17% at December 31, 2017 and 2016, respectively).

        On November 18, 2015, the Company entered into an agreement with two banks to borrow a total of EUR 100,000 (approximately US $106,500 at the agreement date) for a term of 10 years at a fixed annual interest rate of 3%. The loan is collateralized by real estate at one of our campuses in Spain and requires 40 quarterly principal payments of EUR 1,875 beginning in February 2016, and a final principal payment of EUR 25,000 upon maturity of the loan, in November 2025. As of December 31, 2017 and 2016, the outstanding balance on this loan was $100,895 and $96,570, respectively.

        On December 20, 2017, a Laureate subsidiary in Brazil entered into an agreement to borrow BRL 360,000 (approximately US $110,000 at the time of the loan). The loan is collateralized by real estate and certain trade receivables in Brazil. The loan bears interest at an annual variable rate of CDI plus 2.55% per annum (9.44% at December 31, 2017) and matures on December 25, 2022. Quarterly payments in the amount of BRL 13,500 (US $4,065 at December 31, 2017) are due from March 2019 through December 2019, at which point the quarterly payments increase to BRL 22,500 (US $6,777 at December 31, 2017) from March 2020 through December 2020, then to BRL 27,000 (US $8,132 at December 31, 2017) from March 2021 through maturity in December 2022. As of December 31, 2017, no payments have been made on this loan and it had a balance of $108,424.

Capital Lease Obligations and Sale-Leaseback Financings

        Capital leases and sale-leaseback financings, primarily relating to real estate obligations, are included in debt and have been recorded using interest rates ranging from 1.00% to 42.87%. During 2017 and 2016, we had additions to assets and liabilities recorded as sale-leaseback financings and build-to-suit arrangements of $15,673 and $10,333, respectively. We had assets under capital leases and sale-leaseback financings, net of accumulated amortization, of $170,918 and $193,767 at December 31, 2017 and 2016, respectively. As of December 31, 2017 a portion of the capital lease assets are recorded in assets held for sale; see Note 3, Assets Held for Sale. The amortization expense for capital lease assets is recorded in Depreciation and amortization expense.

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 10. Debt (Continued)

        The aggregate maturities of our total future value and present value of the minimum capital lease payments and payments related to sale-leaseback financings at December 31, 2017 were as follows:

	Future Value of Payments	Interest	Present Value of Payments
2018	$36,699	$29,049	$7,650
2019	59,128	28,082	31,046
2020	36,201	26,780	9,421
2021	41,314	24,900	16,414
2022	45,332	22,558	22,774
Thereafter	211,670	64,619	147,051

Total	$430,344	$195,988	$234,356

Note 11. Leases

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

        Future minimum lease payments and sublease income at December 31, 2017, by year and in the aggregate, under all noncancellable operating leases and subleases are as follows:

	Lease Payments	Sublease Income
2018	$201,905	$121
2019	185,498	81
2020	172,386	—
2021	158,789	—
2022	146,960	—
Thereafter	632,169	—

Total	$1,497,707	$202

        Included in the table above are approximately $101,000 and $50 of future minimum lease payments and sublease income, respectively, related to subsidiaries that are classified as assets held for sale as of December 31, 2017.

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 11. Leases (Continued)

        Rent expense, net of sublease income, for all cancellable and noncancellable leases was $219,432, $216,309 and $234,003 for the years ended December 31, 2017, 2016 and 2015, respectively.

Note 12. Commitments and Contingencies

Noncontrolling Interest Holder Put Arrangements and Company Call Arrangements

        The following section provides a summary table and description of the various noncontrolling interest holder put arrangements that Laureate had outstanding as of December 31, 2017. Laureate has elected to accrete changes in the arrangements' redemption values over the period from the date of issuance to the earliest redemption date. The redeemable noncontrolling interests are recorded at the greater of the accreted redemption value or the traditional noncontrolling interest. Until the first exercise date, the put instruments' reported values may be lower than the final amounts that will be required to settle the minority put arrangements. As of December 31, 2017, the carrying value of all noncontrolling interest holder put arrangements was $11,435, which includes accreted incremental value of $12,748 in excess of traditional noncontrolling interests.

        If the minority put arrangements were all exercised at December 31, 2017, Laureate would be obligated to pay the noncontrolling interest holders an estimated amount of $11,435, as summarized in the following table:

	Nominal Currency	First Exercisable Date	Estimated Value as of December 31, 2017 redeemable within 12-months:	Reported Value
Noncontrolling interest holder put arrangements
INTI Education Holdings Sdn Bhd (Inti Holdings)—10.10%	MYR	Current	$9,436	$9,436
Pearl Retail Solutions Private Limited (Pearl)—10%	INR	Current	1,938	1,938
Stamford International University (STIU)—Puttable preferred stock of TEDCO	THB	Current	61	61

Total noncontrolling interest holder put arrangements			11,435	11,435
Puttable common stock—not currently redeemable	USD	*	—	2,286

Total redeemable noncontrolling interests and equity			$11,435	$13,721

*
Contingently redeemable

MYR: Malaysian Ringgit
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

(Dollars and shares in thousands)

Note 12. Commitments and Contingencies (Continued)

depreciation and amortization (EBITDA, or recurring EBITDA), the definition of which varies for each particular contract.

        Commitments and contingencies are generally denominated in foreign currencies.

Inti Holdings

        As part of the acquisition of INTI, formerly known as Future Perspective, Sdn Bhd, a higher education institution with five campuses in Malaysia, the noncontrolling interest holders of INTI had put options denominated in MYR to require the Company to purchase the remaining noncontrolling interest. As of December 31, 2017, there is one put option remaining for the holder of the 10.10% minority interest. The put option for the 10.10% noncontrolling interest holder is exercisable for the 30-day period commencing after issuance of the audited financial statements for each of the years ending December 31, 2012 through December 31, 2025. The holder may exercise his option to sell all of his equity interest to the Company for a purchase price that is equal to defined multiples of recurring EBITDA. Purchase price multiples have been defined as eight times up to the first MYR 40,000 (approximately $9,800 at December 31, 2017) of EBITDA plus six times EBITDA above this amount. This put option expires after the 30-day period related to delivery of the 2025 audited financial statements. As of December 31, 2017, the Company recorded $9,436 for this arrangement in Redeemable noncontrolling interests and equity on its Consolidated Balance Sheet.

        As discussed in Note 3, Assets Held for Sale, on December 11, 2017 we signed a sale purchase agreement to sell Inti Holdings, the indirect owner of INTI. In connection with the sale purchase agreement, we entered into a separate agreement with the current minority owner of the equity of Inti Holdings relating to the purchase of the minority owner's 10.10% interest in Inti Holdings, the closing of which is a precondition to the closing of the transactions under the sale purchase agreement. The purchase of the minority owner's 10.10% interest is contingent on the sale purchase agreement being completed.

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

        On July 11, 2017, the noncontrolling interest holders of Pearl notified Laureate of their election to exercise their put option for a portion of their total noncontrolling interest, which required Laureate to purchase an additional 35% equity interest in Pearl. The purchase price for the 35% equity interest, which was agreed to by the parties, was approximately $11,400 and was paid in October 2017. The remaining 10% puttable equity interest that is still held by the minority owners is recorded at its

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 12. Commitments and Contingencies (Continued)

estimated redemption value of $1,938. The call option had no impact on the Company's financial statements as of December 31, 2017.

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

        As of December 31, 2017 and 2016, $2,286 and $3,125, respectively, of contingently redeemable common stock attributable to director stockholder puts was included in Redeemable noncontrolling interests and equity on the Consolidated Balance Sheets.

Series A Convertible Redeemable Preferred Stock Offering

        On December 4, 2016, we signed a subscription agreement with six investors, including Kohlberg, Kravis and Roberts Co. L.P. (KKR) and Snow Phipps Group LLC (Snow Phipps), both of which are affiliates of ours, pursuant to which we agreed to issue and sell to those investors an aggregate of 400 shares of a new series of our convertible redeemable preferred stock (the Series A Preferred Stock), consisting of 23 shares of Series A-1 Preferred Stock and 377 shares of Series A-2 Preferred Stock, in a private offering for total net proceeds of approximately $383,000. The closing of this transaction, for 343 shares, occurred on December 20, 2016 and we received net proceeds, after issuance costs, of approximately $328,000. One investor funded a portion of its purchase price for 57 shares, equal to $57,000 (approximately $55,000 net of issuance costs), in January 2017. The issuance costs are being accreted to the carrying value of the Series A Preferred Stock over the five-year redemption period.

        Dividends on the Series A Preferred Stock compound quarterly and, if not paid in shares of Series A Preferred Stock on a quarterly basis or in cash accrue, as and if declared by the board of directors of the Company, on each share of Series A Preferred Stock as follows: (i) from the issue date and continuing through and including the second anniversary of the issue date, 10.0% per year; (ii) from the second anniversary of the issue date and continuing through and including the third anniversary of the issue date, 13.0% per year; and (iii) from the third anniversary of the issue date and thereafter, 16.0% per year. Unless we elect to pay the dividend in cash, dividends are automatically paid to the holder thereof in shares of Series A Preferred Stock or accrue. For any period in which

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 12. Commitments and Contingencies (Continued)

dividends on the Series A Preferred Stock are paid in cash, the dividend rate is reduced by 75 basis points. The 400 total shares of Series A Preferred Stock comprises 23 shares of Series A-1 and 377 shares of Series A-2. The Certificate of Designations prohibits the Company from declaring dividends (other than stock dividends to junior securities that are subordinated in all respects to the dividends payable to shares of Series A Preferred Stock, all in accordance the Certificate of Designations) on any other class or series of its capital stock as long as the Series A Preferred Stock is outstanding. The defined dividend rate in the Certificate of Designations for the Series A-2 includes a provision that requires the Company to pay a higher rate than the dividend rates described above if any dividends greater than those rates are paid on the Company's Class A common stock. However, in the calculation of earnings per share, while the Series A-2 are deemed for accounting purposes only to be participating securities, we do not expect any impact on diluted earnings per share since the possibility of these shares receiving the higher rate dividend is considered remote.

        Each holder of shares of Series A Preferred Stock may elect to convert all of its shares of Series A Preferred Stock into shares of our Class A common stock upon the closing of a sale of the Company or Wengen and in the event Wengen no longer exclusively controls the Company, in each case at a 15% discount to the implied equity value of the Company at the closing of the applicable transaction. In addition, both the Company and each holder of shares of Series A Preferred Stock may elect to convert all of the shares of Series A Preferred Stock into shares of our Class A common stock at any time after our initial public offering commencing on the earlier to occur of one day following the first anniversary of the closing of our initial public offering and the Follow-on Conversion Date (as defined in the Certificate of Designations). The shares of Series A Preferred Stock shall generally convert at a 15% discount to the lesser of the price per share at which the Company's shares of Class A common stock were sold to the public in the Company's initial public offering or the 30 day trailing price per share of our Class A common stock, but in no case shall the conversion price be less than 75% of the price at which the shares of our Class A common stock are sold to the public. The number of shares of Class A Common Stock expected to be issued upon the conversion of all the outstanding Series A Preferred Stock is between approximately 35,300 and 40,000 shares. As described in Note 1, Description of Business, the Company consummated a qualified initial public offering (QIPO) on February 6, 2017. The Certificate of Designations defined a QIPO as an initial underwritten public offering of common stock by the Company on or prior to August 15, 2017 with net cash proceeds to the Company of not less than $450,000. In certain circumstances, the Company and the holders of the Series A Preferred Stock have the right to delay a conversion for a period of 90 days following a proposed conversion date. We are not permitted to convert any shares of Series A Preferred Stock until there is an effective registration statement available to the holders of the Series A Preferred Stock which provide the holders the opportunity to register at least an amount of shares of our Class A common stock equal to the Priority Amount, as defined in the Certificate of Designations. The QIPO generated net cash proceeds of approximately $456,500.

        The shares of Series A Preferred Stock are redeemable at our option at any time (subject to certain limitations involving the price of our Class A common stock) and by the holders after the fifth anniversary of the issue date at a redemption price per share equal to 1.15 multiplied by the sum of the issue amount per share plus any accrued and unpaid dividends. If we fail to redeem the shares of Series A Preferred Stock when required after the fifth anniversary of the issue date, the holders of the Series A Preferred Stock are entitled to certain remedies, including the ability to take control of a

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 12. Commitments and Contingencies (Continued)

majority of our Board of Directors and cause a sale of the Company and/or cause us to raise debt or equity capital in an amount sufficient to redeem the remaining outstanding shares of Series A Preferred Stock. The Series A Preferred Stock will be accreted up to its stated redemption value using a constant yield approach. The Series A Preferred Stock includes a Beneficial Conversion Feature (BCF) that was contingent on a QIPO, as defined above, which was consummated on February 6, 2017. Accordingly, during the first quarter of 2017, the Company recorded the BCF at its estimated fair value of $261,794 as a reduction of the carrying value of the Series A Preferred Stock and an increase to Additional Paid-In Capital. Beginning in the first quarter of 2017, the accretion of this BCF reduces net income available to common stockholders in the calculation of earnings per share, as shown in Note 17, Earnings (Loss) Per Share. During the year ended December 31, 2017, the Company recorded additional BCF of $3,574 related to the paid-in-kind dividends. The total BCF of $265,368 will be accreted using a constant yield approach over a one-year period. For the year ended December 31, 2017, we have recorded total accretion on the Series A Preferred Stock of $292,450, and as of December 31, 2017 the Series A Preferred Stock had a carrying value of $400,276. As of December 31, 2016, prior to the January 2017 funding of purchase price for the additional 57 shares of Series A Preferred Stock, and prior to the IPO and the recording of the IPO-contingent BCF, the Series A Preferred Stock had a carrying value of $332,957.

Other Loss Contingencies

        Laureate is subject to legal actions arising in the ordinary course of its business. In management's opinion, we have adequate legal defenses, insurance coverage and/or accrued liabilities with respect to the eventuality of such actions. We do not believe that any settlement would have a material impact on our Consolidated Financial Statements. Refer to Note 20, Legal and Regulatory Matters, for a discussion of certain matters.

Contingent Liabilities for Taxes

        As of December 31, 2017 and 2016, Laureate has recorded cumulative liabilities totaling $74,318 and $67,192, respectively, for taxes other-than-income tax, principally payroll-tax-related uncertainties recorded at the time of an acquisition. The changes in this recorded liability are related to acquisitions, interest and penalty accruals, changes in tax laws, expirations of statutes of limitations, settlements and changes in foreign currency exchange rates. The terms of the statutes of limitations on these contingencies vary but can be up to 10 years. This liability is included in Other long-term liabilities on the Consolidated Balance Sheets. We have also recorded current liabilities for taxes other-than-income tax of $138 and $1,896, respectively, as of December 31, 2017 and 2016, in Other current liabilities on the Consolidated Balance Sheets. Changes in the recorded values of non-income tax contingencies impact operating income and interest expense, while changes in the related indemnification assets impact only operating income. The total increases/(decreases) to operating income for adjustments to non-income tax contingencies and indemnification assets were $2,883, $(17,360) and $(182) for the years ended December 31, 2017, 2016 and 2015, respectively.

        In addition, as of December 31, 2017 and 2016, Laureate has recorded cumulative liabilities for income tax contingencies of $100,404 and $103,471, respectively. As of December 31, 2017 and 2016, indemnification assets primarily related to acquisition contingencies were $98,493 and $97,607,

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 12. Commitments and Contingencies (Continued)

respectively. These indemnification assets primarily covered contingencies for income taxes and taxes other-than-income taxes. In addition, we have identified certain contingencies, primarily tax-related, that we have assessed as being reasonably possible of loss, but not probable of loss, and could have an adverse effect on the Company's results of operations if the outcomes are unfavorable. In most cases, Laureate has received indemnifications from the former owners and/or noncontrolling interest holders of the acquired businesses for contingencies, and therefore, we do not believe we will sustain an economic loss even if we are required to pay these additional amounts. In cases where we are not indemnified, the unrecorded contingencies are not individually material and are primarily in Brazil. In the aggregate, we estimate that the reasonably possible loss for these unrecorded contingencies in Brazil could be up to approximately $55,000 if the outcomes were unfavorable in all cases.

        Income tax contingencies are disclosed and discussed further in Note 16, Income Taxes.

Other Loss Contingencies

        Laureate has accrued liabilities for certain civil actions against our institutions, a portion of which existed prior to our acquisition of these entities. As of December 31, 2017 and 2016, approximately $22,000 and $18,000, respectively, of loss contingencies were included in Other long-term liabilities and Other current liabilities on the Consolidated Balance Sheets. Laureate intends to vigorously defend against these lawsuits.

        HIEU, our institution in China, is named as one of five defendants in a civil case involving a loan transaction that was entered into by certain former noncontrolling interest holders of HIEU as borrowers, and was allegedly guaranteed by HIEU. The amount of the loan is approximately $29,000, including interest and penalties. The former noncontrolling interest holders are the primary defendants in this civil case, with HIEU added in its alleged role as guarantor. Due to developments in the case that occurred during the second quarter of 2017, we determined that the probability of incurring a loss in this legal matter is reasonably possible as of December 31, 2017, but not probable, and therefore a liability has not been recorded. The Changsha Intermediate Court issued judgment on October 25, 2017 which dismissed this claim. The plaintiffs have appealed to the Higher People's Court of Hainan Province. As discussed in Note 3, Assets Held for Sale, in December 2017 we entered into an agreement to sell LEILY, the entity that is the beneficial owner of a 70% equity interest in Hunan Lie Ying Industry Co., Ltd., which in turn owns 100% of the sponsorship or equity interests in the Entities, a group of entities that includes HIEU. As discussed in Note 25, Subsequent Events, we completed the sale of LEILY in January 2018.

Material Guarantees—Student Financing

Chile

        The accredited Chilean institutions in the Laureate network also participate in a government-sponsored student financing program known as Crédito con Aval del Estado (the CAE Program). The CAE Program was formally implemented by the Chilean government in 2006 to promote higher education in Chile for lower socio-economic level students in good academic standing. The CAE Program involves tuition financing and guarantees that are provided by our institutions and the government. As part of the CAE Program, these institutions provide guarantees which result in

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 12. Commitments and Contingencies (Continued)

contingent liabilities to third-party financing institutions, beginning at 90% of the tuition loans made directly to qualified students enrolled through the CAE Program and declining to 60% over time. The guarantees by these institutions are in effect during the period in which the student is enrolled, and the guarantees are assumed entirely by the government upon the student's graduation. When a student leaves one of Laureate's institutions and enrolls in another CAE-qualified institution, the Laureate institution will remain guarantor of the tuition loans that have been granted up to the date of transfer, and until the student's graduation from a CAE-qualified institution. The maximum potential amount of payments our institutions could be required to make under the CAE Program was approximately $527,000 and $479,000 at December 31, 2017 and 2016, respectively. This maximum potential amount assumes that all students in the CAE Program do not graduate, so that our guarantee would not be assigned to the government, and that all students default on the full amount of the CAE-qualified loan balances. As of December 31, 2017 and 2016, we recorded $27,073 and $20,636, respectively, as estimated long-term guarantee liabilities for these obligations.

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

        In connection with the purchase of FMU on September 12, 2014, Laureate pledged 75% of the acquired shares to third-party lenders as a guarantee of our payment obligations under the loans that financed a portion of the purchase price. Laureate pledged the remaining 25% of the acquired shares to the sellers as a guarantee of our payment obligations under the purchase agreement for the seller notes. In the event that we default on any payment of the loans or seller notes, the purchase agreement provides for a forfeiture of the relevant pledged shares. After the payment of the seller notes in September 2017, as discussed in Note 6, Due to Shareholders of Acquired Companies, the shares pledged to the sellers were pledged to the third-party lenders until full payment of the loans, which mature in April 2021.

Standby Letters of Credit, Surety Bonds and Other Commitments

        As of December 31, 2017 and 2016, Laureate's outstanding letters of credit (LOCs) and surety bonds primarily consisted of the items discussed below.

        As of December 31, 2017 and 2016, we had approximately $136,900 and $105,600, respectively, posted as LOCs in favor of the DOE. These LOCs were required to allow Walden, Kendall, NewSchool, and St. Augustine to continue participating in the DOE Title IV program. These LOCs are fully collateralized with cash equivalents and certificates of deposit, which are classified as Restricted cash and investments on our December 31, 2017 and 2016 Consolidated Balance Sheets.

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 12. Commitments and Contingencies (Continued)

        As of December 31, 2017 and 2016, we had $39,505 and $34,746, respectively, posted as cash-collateral for LOCs related to the Spain Tax Audits. See Note 16, Income Taxes, for further detail. The cash collateral for these LOCs was classified as Restricted cash and investments on our December 31, 2017 Consolidated Balance Sheet.

        As part of our normal operations, our insurers issue surety bonds on our behalf, as required by various state education authorities in the United States. We are obligated to reimburse our insurers for any payments made by the insurers under the surety bonds. As of December 31, 2017 and 2016, the total face amount of these surety bonds was $13,980 and $12,162, respectively. These bonds are fully collateralized with cash, which is classified as Restricted cash and investments on our December 31, 2017 Consolidated Balance Sheet.

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

Note 13. Financing Receivables

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

        Laureate's financing receivables balances were as follows:

	December 31, 2017	December 31, 2016
Financing receivables	$22,977	$29,776
Allowance for doubtful accounts	(8,411)	(9,175)

Financing receivables, net of allowances	$14,566	$20,601

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

(Dollars and shares in thousands)

Note 13. Financing Receivables (Continued)

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

	Chile	Other	Total
As of December 31, 2017
Amounts past due less than one year	$6,800	$1,300	$8,100
Amounts past due one year or greater	3,551	1,335	4,886

Total past due (on non-accrual status)	10,351	2,635	12,986
Not past due	8,494	1,497	9,991

Total financing receivables	$18,845	$4,132	$22,977

As of December 31, 2016
Amounts past due less than one year	$8,711	$834	$9,545
Amounts past due one year or greater	3,899	1,482	5,381

Total past due (on non-accrual status)	12,610	2,316	14,926
Not past due	11,758	3,092	14,850

Total financing receivables	$24,368	$5,408	$29,776

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 13. Financing Receivables (Continued)

        The following is a rollforward of the Allowance for doubtful accounts related to financing receivables for the years ended December 31, 2017, 2016, and 2015, grouped by country portfolio:

	Chile	Other	Total
Balance at December 31, 2014	$(11,063)	$(4,177)	$(15,240)
Charge-offs	3,648	232	3,880
Recoveries	—	4	4
Reclassifications	—	(16)	(16)
Provision	(1,105)	(46)	(1,151)
Currency adjustments	1,280	667	1,947

Balance at December 31, 2015	$(7,240)	$(3,336)	$(10,576)

Charge-offs	4,631	660	5,291
Recoveries	—	(175)	(175)
Reclassifications	—	—	—
Provision	(3,304)	(60)	(3,364)
Currency adjustments	(296)	(55)	(351)

Balance at December 31, 2016	$(6,209)	$(2,966)	$(9,175)

Charge-offs	1,910	589	2,499
Recoveries	(24)	(72)	(96)
Reclassifications	—	75	75
Provision	(1,309)	91	(1,218)
Currency adjustments	(475)	(21)	(496)

Balance at December 31, 2017	$(6,107)	$(2,304)	$(8,411)

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

        The number of financing receivable accounts and the pre- and post-modification account balances modified under the terms of a TDR during the years ended December 31, 2017, 2016 and 2015 were as follows:

	Number of Financing Receivable Accounts	Pre-Modification Balance Outstanding	Post-Modification Balance Outstanding
2017	446	$2,319	$2,109
2016	676	$3,665	$3,165
2015	1044	$5,251	$4,796

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 13. Financing Receivables (Continued)

        The preceding table represents accounts modified under the terms of a TDR during the year ended December 31, 2017, whereas the following table represents accounts modified as a TDR between January 1, 2016 and December 31, 2017 that subsequently defaulted during the year ended December 31, 2017:

	Number of Financing Receivable Accounts	Balance at Default
Total	200	$890

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

        The following table represents accounts modified as a TDR between January 1, 2014 and December 31, 2015 that subsequently defaulted during the year ended December 31, 2015:

	Number of Financing Receivable Accounts	Balance at Default
Total	705	$2,864

Note 14. Share-based Compensation

        Share-based compensation expense was as follows:

For the years ended December 31,	2017	2016	2015
Stock options, net of estimated forfeitures	$50,753	$27,543	$23,120
Restricted stock awards	14,035	10,528	11,000

Total non-cash stock compensation	64,788	38,071	34,120
Deferred compensation arrangement	—	738	4,901

Total	$64,788	$38,809	$39,021

Share-based Deferred Compensation Arrangement

        Immediately prior to August 17, 2007 (the LBO), Laureate's then-Chief Executive Officer and another then-member of the Board of Directors held vested equity-based awards which they exchanged on the LBO for unfunded, nonqualified share-based deferred compensation arrangements. For the years ended December 31, 2017, 2016 and 2015, Laureate recorded share-based compensation expense for this deferred compensation arrangement of $0, $738, and $4,901, respectively. On December 29, 2015, we paid the participants a total amount of $87,117, including $6,117 in interest. The payment consisted of $37,071 in cash and $50,046 in aggregate principal amount of Senior Notes due 2019. As of December 31, 2015, the total liability recorded for the deferred compensation arrangement was

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 14. Share-based Compensation (Continued)

$17,463, which was payable on September 17, 2016. The participants in the deferred compensation arrangement agreed to extend the payment that was due on September 17, 2016 (the 2016 Executive DCP Obligation), until December 30, 2016. On December 30, 2016, we satisfied the 2016 Executive DCP Obligation by paying the participants a total amount of approximately $18,200, including interest. The payment consisted of approximately $7,749 in cash and $10,453 aggregate principal amount of Senior Notes due 2019. As discussed in Note 10, Debt, all Senior Notes due 2019 were redeemed during 2017. Following the satisfaction of the 2016 Executive DCP Obligation, the Company's obligations under the DCPs were satisfied in full.

2007 Stock Incentive Plan

        In August 2007, the Board of Directors approved the Laureate Education, Inc. 2007 Stock Incentive Plan (2007 Plan). The total shares authorized under the 2007 Plan were 9,232. Shares that were forfeited, terminated, canceled, allowed to expire unexercised, withheld to satisfy tax withholding, or repurchased were available for re-issuance. Any awards that were not vested upon termination of employment for any reason were forfeited. Upon voluntary or involuntary termination without cause (including death or disability), the grantee (or the estate) has a specified period of time after termination to exercise options vested on or prior to termination. The 2007 Plan's restricted stock awards have a claw-back feature whereby all vested shares, or the gross proceeds from the sale of those shares, must be returned to Laureate for no consideration if the employee does not abide by the agreed-upon restrictive covenants such as covenants not to compete and covenants not to solicit. As of December 31, 2017, all outstanding awards that were granted under the 2007 Plan are fully vested.

Stock Options Under 2007 Plan

        Stock option awards under the 2007 Plan have a contractual life of 10 years and were granted with an exercise price equal to the fair market value of Laureate's stock at the date of grant. Our option agreements generally divided each option grant equally into options that were subject to time-based vesting (Time Options) and options that were eligible for vesting based on achieving pre-determined performance targets (Performance Options). The Time Options generally vested ratably on the first through fifth grant date anniversary. The Performance Options were divided into tranches and were eligible to vest annually upon the Board of Directors' determination that Laureate has attained the performance targets.

        Compensation expense was recognized over the period during which the employee was required to provide service in exchange for the award, which was usually the vesting period. For Time Options, expense was recognized ratably over the five-year vesting period. For Performance Options, expense was recognized under a graded expense attribution method, to the extent that it was probable that the stated annual performance target would be achieved and options would vest for any year.

2013 Long-Term Incentive Plan

        On June 13, 2013, Laureate's Board of Directors approved the Laureate Education, Inc. 2013 Long-Term Incentive Plan (2013 Plan), as a successor plan to Laureate's 2007 Plan. The 2013 Plan became effective in June 2013, following approval by the stockholders of Laureate. No awards have been made under the 2007 Plan since the 2013 Plan has been effective. Under the 2013 Plan, the

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 14. Share-based Compensation (Continued)

Company may grant stock options, stock appreciation rights, unrestricted common stock or restricted stock (collectively, "stock awards"), unrestricted stock units or restricted stock units, and other stock-based awards, to eligible individuals on the terms and subject to the conditions set forth in the 2013 Plan. As of the effective date, the total number of shares of common stock issuable under the 2013 Plan were 7,521, which is equal to the sum of (i) 7,074 shares plus (ii) 447 shares of common stock that were still available for issuance under Laureate's 2007 Plan. In September 2015, the Board of Directors approved an amendment to increase the total number of shares of common stock issuable under the 2013 Plan by 1,219. Shares that are forfeited, terminated, canceled, allowed to expire unexercised, withheld to satisfy tax withholding, or repurchased are available for re-issuance. Any awards that have not vested upon termination of employment for any reason are forfeited. Holders of restricted stock shall have all of the rights of a stockholder of common stock including, without limitation, the right to vote and the right to receive dividends. However, dividends declared payable on performance-based restricted stock shall be subjected to forfeiture at least until achievement of the applicable performance target related to such shares of restricted stock. Any accrued but unpaid dividends on unvested restricted stock shall be forfeited upon termination of employment. Holders of stock units do not have any rights of a stockholder of common stock and are not entitled to receive dividends. All awards outstanding under the 2013 Plan terminate upon the liquidation, dissolution or winding up of Laureate. The 2013 Plan will remain in effect until the earlier of (a) the earliest date as of which all awards granted under the Plan have been satisfied in full or terminated and no shares of common stock are available to be granted or (b) June 12, 2023.

        Stock options, stock appreciation rights and restricted stock units granted under the 2013 Plan have provisions for accelerated vesting if there is a change in control of Laureate. As defined in the 2013 Plan, a change in control means the first of the following to occur: i) a change in ownership of Laureate or Wengen or ii) a change in the ownership of assets of Laureate. A change in ownership of Laureate or Wengen shall occur on the date that more than 50% of the total voting power of the capital stock of Laureate is sold or more than 50% of the partnership interests of Wengen is sold in a single or a series of related transactions. A change in the ownership of assets of Laureate would occur if 80% or more of the total gross fair market value of all of the assets of Laureate are sold during a 12-month period. The gross fair market value of Laureate is determined without regard to any liabilities associated with such assets. Upon consummation of the change in control and an employee's "qualifying termination" (as defined in the employee's award agreement): a) those time-based stock options and stock appreciation rights that would have vested and become exercisable on or prior to the third anniversary of the effective time of change in control would become fully vested and immediately exercisable; b) those performance-based stock options and stock appreciation rights that would have vested and become exercisable had Laureate achieved the performance targets in the three fiscal years ending coincident with or immediately subsequent to the effective time of such change in control, excluding the portion of awards that would have vested only pursuant to any catch-up provisions, would become fully vested and immediately exercisable; c) those time-based restricted stock awards that would have become vested and free of forfeiture risk and lapse restriction on or prior to the third anniversary of the effective time of such change in control would become fully vested and immediately exercisable; d) those performance-based restricted stock awards that would have vested and become free of forfeiture risk and lapse restrictions had Laureate achieved the target performance in the three fiscal years ending coincident with or immediately subsequent to the effective time of such change in control

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 14. Share-based Compensation (Continued)

would become fully vested and immediately exercisable; e) those time-based restricted stock units that would have become vested or earned on or prior to the third anniversary of the effective time of such change in control would become vested and earned and be settled in cash or shares of common stock as promptly as practicable; and f) those performance-based restricted stock units, performance shares and performance units that would have become vested or earned had Laureate achieved the target performance in the three fiscal years ending coincident with or immediately subsequent to the effective time of such change in control would become vested and earned and be settled in cash or shares of common stock as promptly as practicable. After giving effect to the foregoing change in control acceleration, any remaining unvested time-based and performance-based stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance share units shall be forfeited for no consideration.

Share Increase for 2013 Plan

        In December 2016, the Board of Directors and Shareholders approved an amendment to increase the total number of shares of common stock issuable under the 2013 Plan by 3,884.

Stock Options Under 2013 Plan

        Stock option awards under the 2013 Plan generally have a contractual term of 10 years and are granted with an exercise price equal to or greater than the fair market value of Laureate's stock at the date of grant. These options typically vest over a period of five or three years. Of the options granted in 2017, 2016 and 2015, 4,038, 254 and 1,073, respectively, are Time Options and the remainder are Performance Options. The Performance Options granted under the 2013 Plan are eligible for vesting based on achieving annual pre-determined Equity Value performance targets or Adjusted EBITDA targets, as defined in the plan, and the continued service of the employee. Some of the performance based awards include a catch-up provision, allowing the grantee to vest in any year in which a target is missed if a following year's target is achieved as long as the following year is within eight years from the grant date.

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

Executive Profits Interests—Stock Option Grant

        On January 31, 2017, in connection with the Executive Profits Interests (EPI) agreement, we granted our then-CEO options (the EPI Options) to purchase 2,773 shares of our Class B common stock. The EPI Options vested upon consummation of the IPO on February 6, 2017. The exercise price of the EPI Options is equal to (i) $17.00 with respect to 50% of the shares of Class B common stock subject to the EPI Option and (ii) $21.32 with respect to 50% of the shares of Class B common stock subject to the EPI Option. The EPI Options are exercisable until December 31, 2019. The Company

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 14. Share-based Compensation (Continued)

recorded approximately $14,600 of share-based compensation expense for the EPI Options in the first quarter of 2017.

Amendment to 2013 Long-Term Incentive Plan

        On June 19, 2017, the Company's Board of Directors (the Board) approved, subject to stockholder approval, an amendment and restatement of the Laureate Education, Inc. 2013 Long-Term Incentive Plan (as amended and restated, the 2013 Plan). Among other things, the amendment (i) increases the number of shares of Class A common stock that may be issued pursuant to awards under the 2013 Plan to 14,714; (ii) adds performance metrics, the ability to grant cash awards, and annual limits on grants, intended to qualify awards as performance-based awards that are not subject to certain limits on tax deductibility of compensation payable to certain executives; and (iii) extends the term of the 2013 Plan to June 18, 2027, the day before the 10th anniversary of the date of adoption of the amendment. On June 19, 2017, the holder of the majority of the voting power of the Company's outstanding stock (the Majority Holder) approved by written consent the amended and restated 2013 Plan and it became effective.

Equity Award Modifications

Stock Option Repricings

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

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 14. Share-based Compensation (Continued)

Stock Option Modifications

        During the third and fourth quarters of 2017, we extended the post-employment exercise periods of vested stock options for several executives in connection with their separation from the Company. We accounted for the extension as a modification of an equity award under ASC 718. Accordingly, we recognized incremental stock compensation expense of approximately $15,000 in 2017.

Stock Option Activity for 2007 and 2013 Plans

        The following tables summarize the stock option activity and the assumptions used to record the related share-based compensation expense for the years ended December 31, 2017, 2016 and 2015:

	2017			2016			2015
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1	10,928	$21.81	$4,350	11,427	$26.12	$20,339	10,919	$25.84	$48,851
Granted	4,283	$19.01		303	$23.29		1,447	$26.72
Exercised	—	$—	$—	(245)	$19.57	$899	(460)	$18.76	$3,365
Forfeited or expired	(5,308)	$18.34		(557)	$23.78		(479)	$28.52

Outstanding at December 31	9,903	$19.30	$—	10,928	$21.81	$4,350	11,427	$26.12	$20,339
Exercisable at December 31	8,606	$19.38	$—	9,004	$21.48	$4,350	8,293	$24.32	$20,328
Vested and expected to vest	9,847	$19.31	$—	10,790	$21.79	$4,350	11,110	$26.08	$20,339

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 14. Share-based Compensation (Continued)

	Options Outstanding		Options Exercisable
		Weighted Average Remaining Contractual Terms (Years)		Weighted Average Remaining Contractual Terms (Years)
					Assumption Range*
Exercise Prices	Number of Shares		Number of Shares		Risk-Free Interest Rate	Expected Terms in Years	Expected Volatility
Year Ended December 31, 2017
$14.58 - $19.56	6,500	4.58	5,549	4.22	0.33% - 3.31%	2.03 - 10.00	32.18% - 69.74%
$21.00 - $21.28	693	2.18	347	0.66	0.43% - 3.60%	2.11 - 6.67	33.24% - 57.79%
$21.32 - $21.52	1,776	2.14	1,776	2.14	0.68% - 2.61%	3.38 - 6.55	38.16% - 69.74%
$21.68 - $22.32	221	1.94	221	1.94	0.57% - 3.03%	2.18 - 6.52	36.78% - 52.47%
$22.88 - $31.92	713	3.76	713	3.76	0.73% - 2.86%	4.00 - 6.52	39.03% - 53.80%

Year Ended December 31, 2016
$18.36 - $19.56	3,601	0.80	3,601	0.80	0.32% - 4.20%	1.90 - 6.95	26.85% - 52.47%
$20.16 - $21.28	353	1.66	353	1.66	0.42% - 3.60%	2.11 - 6.52	33.24% - 52.47%
$21.48 - $21.52	438	3.81	438	3.81	0.68% - 2.63%	3.38 - 6.58	38.16% - 52.47%
$21.68 - $22.32	320	3.10	320	3.10	0.57% - 3.03%	2.18 - 6.52	36.78% - 52.47%
$22.40 - $31.92	6,216	7.07	4,291	6.71	0.73% - 2.86%	4.00 - 7.12	39.03% - 58.84%

Year Ended December 31, 2015
$18.36 - $19.56	3,790	1.80	3,790	1.80	0.32% - 4.20%	1.90 - 6.95	26.85% - 52.47%
$20.16 - $21.28	353	2.70	353	2.70	0.42% - 3.60%	2.11 - 6.52	33.24% - 52.47%
$21.48 - $21.52	516	4.80	512	4.80	0.68% - 2.63%	3.38 - 6.58	38.16% - 52.47%
$21.68 - $22.32	344	4.10	344	4.10	0.57% - 3.03%	2.18 - 6.52	36.78% - 52.47%
$22.88 - $31.92	2,634	8.20	1,108	7.14	0.73% - 2.86%	4.00 - 6.52	39.03% - 58.84%
$34.52	3,788	7.80	2,184	7.80	1.76% - 2.07%	6.02 - 7.12	51.51% - 53.51%

*
The expected dividend yield is zero for all options in all years.

        The weighted-average estimated fair value of stock options granted was $7.84, $12.03, and $13.80 per share for the years ended December 31, 2017, 2016 and 2015, respectively.

        As of December 31, 2017, Laureate had $8,914 of unrecognized share-based compensation costs related to stock options outstanding. Of the total unrecognized cost, $7,149 relates to Time Options and $1,765 relates to Performance Options. The unrecognized Time Options expense is expected to be recognized over a weighted-average expense period of 1.4 years.

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 14. Share-based Compensation (Continued)

Non-Vested Restricted Stock and Restricted Stock Units

        The following table summarizes the non-vested restricted stock and restricted stock units activity for the years ended December 31, 2017, 2016 and 2015:

	2017		2016		2015
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1	1,038	$25.97	865	$29.6	694	$32.48
Granted	1,337	$16.65	655	$23.27	449	$26.28
Vested	(328)	$22.35	(386)	$29.36	(215)	$31.48
Forfeited	(397)	$23.33	(96)	$26.51	(63)	$31.08

Non-vested at December 31	1,650	$19.74	1,038	$25.97	865	$29.6

        Restricted stock units granted under the 2013 Plan consist of time-based restricted stock units (RSU), performance-based restricted stock units (PSU) and market condition-based restricted stock units with various vesting periods over the next three to five years. PSUs are eligible to vest annually upon the Board of Directors' determination that the annual performance targets are met. The performance targets are the same as for Performance Options, as defined in the 2013 Plan except for targets set for certain PSUs granted in 2016. The vesting percentage for those PSUs is based on LEI's attainment of a performance level: threshold, target, maximum or a percentage between the "Threshold" and "Target; Maximum" which is determined by linear interpolation, provided that continued employment is required through the date the attainment of target is approved by the Compensation Committee. The PSUs granted from 2013 to February 2016 include a catch-up provision, allowing the grantee to vest in any year in which a target is missed if a following year's target is obtained as long as the following year is within eight years from the grant date. During the fourth quarter of 2017, Laureate granted a small number of restricted stock units where vesting is based on the fulfillment of both a service condition and the achievement of a Laureate stock price hurdle during the performance period, which is considered to be a market condition.

        The fair value of the non-vested restricted stock awards in the table above is measured using the fair value of Laureate's common stock on the date of grant or the most recent modification date whichever is later.

        As of December 31, 2017, unrecognized share-based compensation expense related to non-vested restricted stock and restricted stock unit awards was $17,249. Of the total unrecognized cost, $6,505 relates to time-based restricted stock and RSUs, $9,701 relates to PSUs and $1,043 related to market-condition-based restricted stock units. This unrecognized expense for time-based restricted stock and restricted stock units will be recognized over a weighted-average expense period of 1.3 years.

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

        Laureate reports all derivatives at fair value. These contracts are recognized as either assets or liabilities, depending upon the derivative's fair value. Gains or losses associated with the change in the fair value of these swaps are recognized in our Consolidated Statements of Operations on a current basis over the term of the contracts, unless designated and effective as a hedge. For swaps that are designated and effective as cash flow hedges, gains or losses associated with the change in fair value of the swaps are recognized in our Consolidated Balance Sheets as a component of Accumulated Other Comprehensive Income (AOCI) and amortized into earnings as a component of Interest expense over the term of the related hedged items. For derivatives that are both designated and effective as net investment hedges, gains or losses associated with the change in fair value of the derivatives are recognized on our Consolidated Balance Sheets as a component of AOCI.

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 15. Derivative Instruments (Continued)

        The reported fair values of our derivatives, which are classified in Derivative instruments on our Consolidated Balance Sheets, were as follows:

	December 31, 2017	December 31, 2016
Derivatives designated as hedging instruments:
Long-term assets:
Interest rate swaps	$6,046	$—
Current liabilities:
Interest rate swaps	—	5,218
Long-term liabilities:
Net investment cross currency swaps	1,451	—
Derivatives not designated as hedging instruments:
Long-term assets:
Contingent redemption features—Series A Preferred Stock	42,140	4,464
Current liabilities:
Interest rate swaps	179	—
Cross currency and interest rate swaps	4,279	—
Long-term liabilities:
Cross currency and interest rate swaps	7,939	7,420
Interest rate swaps	—	330

Total derivative instrument assets	$48,186	$4,464

Total derivative instrument liabilities	$13,848	$12,968

Derivatives Designated as Hedging Instruments

Cash Flow Hedge—2024 Term Loan Interest Rate Swaps

        In May 2017, Laureate entered into, and designated as cash flow hedges, four pay-fixed, receive-floating amortizing interest rate swaps with notional amounts of $100,000, $100,000, $200,000 and $300,000, respectively. These notional amounts match the corresponding principal of the 2024 Term Loan borrowings of which these swaps are effectively hedging the interest payments. As such, the notional values amortize annually based on the terms of the agreements to match the principal borrowings as they are repaid. Refer to Note 10, Debt, for further information regarding the underlying borrowings. These swaps effectively fix the floating interest rate on the term loan to reduce exposure to variability in cash flows attributable to changes in the USD-LIBOR-BBA swap rate. All four swaps have an effective date of May 31, 2017 and mature on May 31, 2022. The terms of the swaps require Laureate to pay interest on the basis of fixed rates of 1.756%, 1.796%, 1.796% and 1.763% on the $100,000, $100,000, $200,000 and $300,000 notional values, respectively. Laureate will receive interest for all four swaps on the basis of one-month USD-LIBOR-BBA, with a floor of 1%. The swaps are determined to be 100% effective; therefore, the amount of gain or loss recognized in income on the ineffective portion of derivative instruments designated as hedging instruments was $0. During the next 12 months, an immaterial amount is expected to be reclassified from AOCI into income. As of

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 15. Derivative Instruments (Continued)

December 31, 2017, these interest rate swaps had an estimated fair value of $6,046, which was recorded in Derivative instruments as a long-term asset.

Cash Flow Hedge—Interest Rate Swaps

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

Net Investment Hedge—Cross Currency Swaps

        In December 2017, Laureate entered into two EUR-USD cross currency swaps to hedge the foreign currency exchange volatility on operations of our Euro functional currency subsidiaries and better match our cash flows with the currencies in which our debt obligations are denominated. Both swaps have an effective date of December 22, 2017 and a maturity date of November 2, 2020, and were designated at inception as effective net investment hedges. At maturity on the first swap Laureate will deliver the notional amount of EUR 50,000 and receive USD $59,210 at an implied exchange rate of 1.1842. At maturity on the second swap Laureate will deliver the notional amount of EUR 50,000 and receive USD $59,360 at an implied exchange rate of 1.1872. Semiannually until maturity, Laureate is obligated to pay 5.63% and receive 8.25% on EUR 50,000 and USD $59,210, respectively, on the first swap and pay 5.6675% and receive 8.25% on EUR 50,000 and USD $59,360, respectively, on the second swap. The swaps are determined to be 100% effective; therefore, the amount of gain or loss recognized in income on the ineffective portion of derivative instruments designated as hedging instruments was $0. As of December 31, 2017, these swaps had an estimated fair value of $1,451, which was recorded in Derivative Instruments as a long-term liability.

        The table below shows the total recorded unrealized gain (loss) in Comprehensive income (loss) for the derivatives designated as hedging instruments. The impact of these derivative instruments on Comprehensive income (loss), Interest expense and AOCI for the years ended December 31, 2017, 2016 and 2015 were as follows:

	Gain (Loss) Recognized in Comprehensive Income (Effective Portion)				Loss Reclassified from AOCI to Income (Effective Portion)
				Income Statement Location
	2017	2016	2015		2017	2016	2015
Interest rate swaps	$11,264	$8,032	$5,629	Interest expense	$(7,584)	$(10,660)	$(10,660)
Net investment cross currency swaps	(1,389)	—	—	N/A	—	—	—

Total	$9,875	$8,032	$5,629		$(7,584)	$(10,660)	$(10,660)

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 15. Derivative Instruments (Continued)

Derivatives Not Designated as Hedging Instruments

Derivatives related to Series A Preferred Stock Offering

        The Company identified several embedded derivatives associated with the issuance of the Series A Preferred Stock as discussed in Note 12, Commitments and Contingencies. The embedded derivatives are related to certain contingent redemption features of the Series A Preferred Stock. As of December 31, 2017 and December 31, 2016, the estimated fair values of these derivatives were assets of $42,140 and $4,464, respectively, and were recorded in Derivative instruments as long-term assets on the Consolidated Balance Sheets. During the first quarter of 2017, $4,382 was bifurcated from the carrying value of the Series A Preferred Stock and recorded as derivative assets. The increase in estimated fair value during the year ended December 31, 2017 of $33,294 was recorded as an unrealized gain on derivatives in the Consolidated Statement of Operations. These derivatives are not designated as hedges for accounting purposes thus the changes in estimated fair value are recognized as a component of earnings.

THINK Interest Rate Swaps

        Laureate acquired THINK on December 20, 2013, and financed a portion of the purchase price by borrowing AUD 45,000 (US $34,749 at December 31, 2017) under a syndicated facility agreement in the form of two term loans of AUD 22,500 each. The terms of the syndicated facility agreement required THINK to enter into an interest rate swap within 45 days from the agreement's December 20, 2013 effective date, in order to convert at least 50% of the AUD 45,000 of term loan debt from a variable interest rate based on the BBSY bid rate, an Australia bank rate, to a fixed interest rate. Accordingly, on January 31, 2014, THINK executed an interest rate swap agreement with an original notional amount of AUD 22,500 to satisfy this requirement and converted AUD 22,500 (US $17,375 at December 31, 2017) of the variable rate component of the term loan debt to a fixed interest rate of 3.86%. The notional amount of the swap decreases quarterly based on the terms of the agreement, and the swap matures on December 20, 2018. This interest rate swap was not designated as a hedge for accounting purposes, and had an estimated fair value of $179 and $330 at December 31, 2017 and December 31, 2016, respectively, which was recorded in Derivative instruments as a current liability at December 31, 2017 and a long-term liability at December 31, 2016.

EUR to USD Foreign Currency Swaps

        In December 2017, the Company entered into a total of six EUR to USD forward exchange swap agreements in connection with the sale of EUC and Laureate Italy, as discussed in Note 3, Assets Held for Sale. The purpose of the swaps was to mitigate the risk of foreign currency exposure on the sale proceeds. The swaps had an aggregate notional amount of EUR 200,000 and matured on January 16, 2018. The swaps were not designated as hedges for accounting purposes. As of December 31, 2017, these swaps had an estimated fair value of $4,279, which was recorded in Derivative instruments as a current liability.

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 15. Derivative Instruments (Continued)

CLP to Unidad de Fomento (UF) Cross Currency and Interest Rate Swaps

        The cross currency and interest rate swap agreements are intended to provide a better correlation between our debt obligations and operating currencies. In 2010, one of our subsidiaries in Chile entered into four cross currency and interest rate swap agreements. One of the swaps matures on December 1, 2024, and the remaining three mature on July 1, 2025 (the CLP to UF cross currency and interest rate swaps). The UF is a Chilean inflation-adjusted unit of account. The four swaps have an aggregate notional amount of approximately $31,000, and convert CLP-denominated, floating-rate debt to fixed-rate UF-denominated debt. The CLP to UF cross currency and interest rate swaps were not designated as hedges for accounting purposes. As of December 31, 2017 and December 31, 2016, these swaps had an estimated fair value of $7,939 and $7,420, respectively, which was recorded in Derivative instruments as a long-term liability.

        Components of the reported Gain (loss) on derivatives not designated as hedging instruments in the Consolidated Statements of Operations were as follows:

For the years ended December 31,	2017	2016	2015
Unrealized Gain (Loss)
Contingent redemption features—Series A Preferred	$33,294	$1,735	$—
Cross currency and interest rate swaps	(4,191)	(873)	(2,133)
Interest rate swaps	175	84	145

	29,278	946	(1,988)
Realized Loss
Cross currency and interest rate swaps	(622)	(6,811)	(407)
Interest rate swaps	—	(219)	(212)

	(622)	(7,030)	(619)
Total Gain (Loss)
Contingent redemption features—Series A Preferred	33,294	1,735	—
Cross currency and interest rate swaps	(4,813)	(7,684)	(2,540)
Interest rate swaps	175	(135)	(67)

Gain (loss) on derivatives, net	$28,656	$(6,084)	$(2,607)

        The realized loss on derivatives for the year ended December 31, 2016 was primarily from a deal-contingent forward exchange swap agreement related to the sale of our Swiss and associated institutions, partially offset by a realized gain from foreign exchange forward contracts related to the sale of institutions in France that matured in July 2016.

Credit Risk and Credit-Risk-Related Contingent Features

        Laureate's derivatives expose us to credit risk to the extent that the counterparty may possibly fail to perform its contractual obligation. The amount of our credit risk exposure is equal to the fair value of the derivative when any of the derivatives are in a net gain position. As of December 31, 2017 and December 31, 2016, the estimated fair values of derivatives in a gain position were $48,186 and $4,464, respectively; however, this carrying value relates mostly to the redemption rights of the holders of the

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 15. Derivative Instruments (Continued)

Series A Preferred Stock, which do not expose us to credit risk. Our counterparty credit risk is currently limited to the 2024 Term Loan Interest Rate Swaps with aggregate fair values in a gain position of $6,046 as of December 31, 2017.

        Laureate has limited its credit risk by only entering into derivative transactions with highly rated major financial institutions. We have not entered into collateral agreements with our derivatives' counterparties. At December 31, 2017, one institution which was rated Aa3, four institutions which were rated A1 and one institution which was rated A3 by the global rating agency of Moody's Investors Service accounted for all of Laureate's derivative credit risk exposure.

        Laureate's agreements with its derivative counterparties contain a provision under which we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to a default on the indebtedness. As of December 31, 2017 and December 31, 2016, we had not breached any default provisions and had not posted any collateral related to these agreements. If we had breached any of these provisions, we could have been required to settle the obligations under the derivative agreements for an amount that we believe would approximate their estimated fair value of $13,848 as of December 31, 2017 and $12,968 as of December 31, 2016.

Note 16. Income Taxes

        Significant components of the Income tax benefit (expense) on earnings from continuing operations were as follows:

For the years ended December 31,	2017	2016	2015
Current:
United States	$28,091	$(3,414)	$(6,304)
Foreign	(125,663)	(91,571)	(126,597)
State	(400)	(166)	(392)

Total current	(97,972)	(95,151)	(133,293)
Deferred:
United States	127,457	(3,323)	(4,629)
Foreign	27,473	32,300	19,319
State	9,855	1,173	873

Total deferred	164,785	30,150	15,563

Total income tax benefit (expense)	$66,813	$(65,001)	$(117,730)

        For the years ended December 31, 2017, 2016 and 2015, foreign income from continuing operations before income taxes was $347,297, $923,636 and $105,919, respectively. For the years ended December 31, 2017, 2016 and 2015, domestic loss from continuing operations before income taxes was $320,498, $492,536 and $306,528, respectively.

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 16. Income Taxes (Continued)

        Significant components of deferred tax assets and liabilities arising from continuing operations were as follows:

December 31,	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$705,560	$983,202
Depreciation	105,868	72,159
Deferred revenue	57,541	52,693
Allowance for doubtful accounts	26,193	30,379
Deferred compensation	43,440	61,837
Unrealized loss	56,871	71,587
Nondeductible reserves	43,176	40,690
Interest	17,279	10,728

Total deferred tax assets	1,055,928	1,323,275
Deferred tax liabilities:
Investment in subsidiaries	115,886	107,400
Amortization of intangible assets	314,390	371,668
Other	1,026	153

Total deferred tax liabilities	431,302	479,221
Net deferred tax assets	624,626	844,054
Valuation allowance for net deferred tax assets	(746,835)	(1,154,008)

Net deferred tax liabilities	$(122,209)	$(309,954)

        The Tax Cuts & Jobs Act (TCJA) was enacted in December 2017. Among other things, the TCJA reduces the U.S. federal corporate tax rate from 35% to 21% beginning in 2018, requires companies to pay a one-time transition tax on previously unremitted earnings of non-U.S. subsidiaries that were previously tax deferred and creates new taxes on certain foreign-sourced earnings. The SEC staff issued Staff Accounting Bulletin (SAB) 118, which provides guidance on accounting for enactment effects of the TCJA. SAB 118 provides a measurement period of up to one year from the TCJA's enactment date for companies to complete their accounting under ASC 740. In accordance with SAB 118, to the extent that a company's accounting for certain income tax effects of the TCJA is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in its financial statements. If a company cannot determine a provisional estimate to be included in its financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the TCJA.

        In connection with Laureate's initial analysis of the impact of the enactment of the TCJA, the Company recorded a net tax benefit of $137,600 in the fourth quarter of 2017. Of this amount, $66,900 relates to the rate change and $70,700 relates to the valuation allowance release, net of rate adjustment, on the deferred tax assets other than net operating loss carryforwards (NOLs) that, when realized, will become indefinite-lived NOLs. For various reasons that are discussed more fully below, including the issuance of additional technical and interpretive guidance, Laureate has not completed its accounting for the income tax effects of certain elements of the TCJA, such as Global low-taxed

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 16. Income Taxes (Continued)

income (GILTI) and permanent reinvestment. However, with respect to the transition tax and remeasurement of deferred taxes, Laureate was able to make reasonable estimates of the TCJA's effects and, recorded provisional amounts.

        Transition tax: The transition tax is a tax on previously untaxed accumulated and current earnings and profits (E&P) of certain of the Company's non-U.S. subsidiaries. To determine the amount of the transition tax, Laureate must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. Laureate was able to make a reasonable estimate of the transition tax and recorded a provisional obligation resulting in additional tax expense of $149,800 in the fourth quarter of 2017. However, Laureate is able to offset this liability with current year losses and, under alternative minimum tax, up to 90% of the remaining liability, with existing net operating losses, resulting in a net liability of $3,200. Additionally, the TCJA repeals the corporate alternative minimum tax prospectively. Thus, Laureate will also record a deferred tax asset for an amount equal to the payable under the alternative minimum tax, resulting in no net income tax expense related to the transition tax. The Company is continuing to gather additional information and will consider additional technical guidance to more precisely compute and account for the amount of the transition tax. This amount may change when Laureate finalizes the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and finalizes the amounts held in cash or other specified assets.

        Remeasurement of deferred tax assets/liabilities: Laureate remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21% under the TCJA and recorded a tax benefit in the amount of $66,900. Additionally, Laureate recorded a tax benefit related to the valuation allowance release, net of rate adjustment, on the deferred tax assets other than NOLs that, when realized, will become indefinite-lived NOLs in the amount of $70,700. Laureate is still analyzing certain aspects of the TCJA, including state conformity, considering additional technical guidance, and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.

        Permanent Reinvestment: Laureate also is considering other impacts of the 2017 enactment of the TCJA including, but not limited to, effects on the Company's indefinite-reinvestment assertion. As discussed further below, Laureate previously has not provided deferred taxes on unremitted earnings attributable to international companies that have been considered to be reinvested indefinitely. Laureate is still analyzing the full effects of the TCJA, which may cause some reassessment of previous indefinite-reinvestment assertions with respect to certain jurisdictions.

        GILTI: Laureate is considering the potential impacts of the GILTI provision within the TCJA on deferred tax assets/liabilities. Currently, Laureate has not yet elected a policy as to whether it will recognize deferred taxes for basis differences expected to reverse as GILTI or whether Laureate will account for GILTI as period costs if and when incurred. Laureate is not aware of other elements of the TCJA for which the Company was not yet able to make reasonable estimates of the enactment impact and for which it would continue accounting for them in accordance with ASC 740 on the basis of the tax laws in effect before the TCJA.

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 16. Income Taxes (Continued)

        At December 31, 2017, and 2016, undistributed earnings from foreign subsidiaries totaled $2,081,927 and $1,827,228, respectively. We have not recognized deferred tax liabilities for these undistributed earnings because we believe that they will be indefinitely reinvested outside of the United States. These earnings could become subject to additional taxes if they are remitted as dividends, loaned to us or to one of our United States affiliates, or if we sold our interests in the subsidiaries. It is not practicable for us to determine the amount of additional taxes that might be payable on the unremitted earnings. As noted above the impact of the enactment of the TCJA on the indefinite-reinvestment assertion has not been finalized and the position is therefore provisional as of December 31, 2017.

        Approximately 68.66% (49.44% federal and 19.22% states) of our worldwide NOLs as of December 31, 2017 originated in the United States, derived from both federal and various state jurisdictions. The United States federal NOLs will begin to expire in 2027.

        The valuation allowance relates to the uncertainty surrounding the realization of tax benefits primarily attributable to NOLs of the parent company and of certain foreign subsidiaries, and future deductible temporary differences that are available only to offset future taxable income of subsidiaries in certain jurisdictions.

        The Company assesses the realizability of deferred tax assets by examining all available evidence, both positive and negative. A valuation allowance is recorded if negative evidence outweighs positive evidence. A company's three-year cumulative loss position is significant negative evidence in considering whether deferred tax assets are realizable. Accounting guidance restricts the amount of reliance the Company can place on projected taxable income to support the recovery of the deferred tax assets. In 2017, the Company's valuation allowance was changed due to the impact of the TCJA. The major drivers of the change in balance are: impact of the US rate change in the amount of $231,100, utilization of the prior year NOLs in the amount of $53,600 and valuation allowance release, net of rate adjustment, on the deferred tax assets other than NOLs that when realized will become indefinite-lived NOLs in the amount of $70,700.

        The reconciliations of the beginning and ending balances of the valuation allowance on deferred tax assets were as follows:

For the years ended December 31,	2017	2016	2015
Balance at beginning of period	$1,154,008	$1,092,951	$994,434
(Deductions) additions to costs and expenses	(33,044)	45,972	157,960
Additions: charges to other accounts(a)	—	15,085	—
Deductions(b)	(374,129)	—	(59,443)

Balance at end of period	$746,835	$1,154,008	$1,092,951

(a)
Charges to other accounts includes reclassifications and foreign currency translation.

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 16. Income Taxes (Continued)

(b)
Deductions include reclassifications and foreign currency translation, TCJA-related adjustments described in the paragraph above and reclassifications related to held-for-sale entities.

        The reconciliations of the reported Income tax expense to the amount that would result by applying the United States federal statutory tax rate of 35% to income from continuing operations before income taxes were as follows:

For the years ended December 31,	2017	2016	2015
Tax (expense) benefit at the United States statutory rate	$(9,380)	$(150,885)	$70,213
Permanent differences	(14,927)	(29,345)	(23,483)
State income tax benefit, net of federal tax effect	(702)	654	312
Tax effect of foreign income taxed at lower rate	46,956	87,161	29,267
Change in valuation allowance	(114,119)	(52,758)	(148,912)
Effect of tax contingencies	9,066	28,536	(34,572)
Tax credits	19,833	19,414	25,557
Withholding taxes	(6,355)	(33,791)	(35,332)
U.S. tax on repatriated earnings	(875)	(64,316)	(1,451)
Impairments	—	(8,230)	(36)
Sale of subsidiaries	—	139,335	—
Impact of Tax Cuts and Jobs Act:
Transition tax on unremitted earnings	(149,800)	—	—
Tax effect of rate changes	66,943	—	—
Change in valuation allowance	213,609	—	—
State income tax benefit, net of federal tax effect	6,848	—	—
Other	(284)	(776)	707

Total income tax benefit (expense)	$66,813	$(65,001)	$(117,730)

        The reconciliations of the beginning and ending amount of unrecognized tax benefits were as follows:

For the years ended December 31,	2017	2016	2015
Beginning of the period	$86,385	$82,522	$67,804
Additions for tax positions related to prior years	6,266	12,865	32,388
Decreases for tax positions related to prior years	(11,121)	(3,474)	(12,640)
Additions for tax positions related to current year	12,494	15,231	233
Decreases for unrecognized tax benefits as a result of a lapse in the statute of limitations	(7,592)	(11,389)	(4,919)
Settlements for tax positions related to prior years	(49)	(9,370)	(344)

End of the period	$86,383	$86,385	$82,522

        Laureate records interest and penalties related to uncertain tax positions as a component of Income tax expense. During the years ended December 31, 2017, 2016 and 2015, Laureate recognized

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 16. Income Taxes (Continued)

interest and penalties related to income taxes of $7,592, $9,245 and $16,270, respectively. Laureate had $42,133 and $42,444 of accrued interest and penalties at December 31, 2017 and 2016, respectively. During the years ended December 31, 2017, 2016 and 2015, Laureate derecognized $8,697, $25,911 and $8,090, respectively, of previously accrued interest and penalties. Approximately $58,300 of unrecognized tax benefits, if recognized, will affect the effective income tax rate. It is reasonably possible that Laureate's unrecognized tax benefits may decrease within the next 12 months by up to approximately $14,300 as a result of the lapse of statutes of limitations and as a result of the final settlement and resolution of outstanding tax matters in various jurisdictions.

        Laureate and various subsidiaries file income tax returns in the United States federal jurisdiction, and in various states and foreign jurisdictions. With few exceptions, Laureate is no longer subject to United States federal, state and local, or foreign income tax examinations by tax authorities for years before 2011. United States federal and state statutes are generally open back to 2014; however, the Internal Revenue Service (the IRS) has the ability to challenge 2005 through 2013 net operating loss carryforwards. Statutes of other major jurisdictions, such as Brazil, Chile and Spain are open back to 2013, and Mexico is open back to 2008.

ICE Audit

        During 2010 and 2013, Laureate was notified by the Spain Tax Authorities (STA) that two tax audits of our Spanish subsidiaries were being initiated for 2006 through 2007, and for 2008 through 2010, respectively. On June 29, 2012, the STA issued a final assessment to Iniciativas Culturales de España, S.L. (ICE), our Spanish holding company, for EUR 11,051 (US $13,118 at December 31, 2017), including interest, for the 2006 through 2007 period. Laureate has appealed this final assessment related to the 2006 through 2007 period and issued a cash-collateralized letter of credit in July 2012, in order to continue the appeal process. In October 2015, the STA issued a final assessment to ICE for the 2008 through 2010 period for approximately EUR 17,187 (approximately US $20,401 at December 31, 2017), including interest, for those three years. In order to continue the appeals process, we have issued cash-collateralized letters of credit for the 2008 to 2010 period assessment amount, plus interest and surcharges. In total, as of December 31, 2017 we have issued cash-collateralized letters of credit for the ICE tax audit matters of EUR 33,282 (US $39,505 at December 31, 2017), as also described in Note 12, Commitments and Contingencies.

        During the quarter ended June 30, 2015, the Company reassessed its position regarding the ICE tax audit matters as a result of recent adverse decisions from the Spanish Supreme Court and the Spanish National Court on cases for taxpayers with similar facts and determined that it could no longer support a more-likely-than-not position. As a result, during 2015, the Company has recorded a provision totaling EUR 37,610 (approximately US $42,100) for the period January 1, 2006 through December 31, 2016. The Company plans to continue the appeals process for the periods already audited and assessed. During the second quarter of 2016, we were notified by the STA that tax audits of the Spanish subsidiaries were also being initiated for 2011 and 2012, and in July 2017 the tax audit was extended to include 2013; no assessments have yet been issued for these years. Also, during the second quarter of 2016, the Regional Administrative Court issued a decision against the Company on its appeal. The Company has further appealed at the Highest Administrative Court level, which appeal was rejected on January 23, 2018. The Company has appealed both decisions to the National Court. In

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 16. Income Taxes (Continued)

the first quarter of 2018, the Company made payments to the STA totaling approximately EUR 29,600 (approximately US $35,100 at December 31, 2017) in order to reduce the amount of future interest that could be incurred as the appeals process continues. The payments were made using cash that collateralized the letters of credit discussed above.

Chile Tax Reform

        On September 29, 2014, Chile enacted major income tax law changes. The significant change affecting the Company was the increase in income tax rates, which were retroactive to January 2014. The tax rates are increasing from 21% to 22.5% in 2015, 24% in 2016, 25.5% in 2017 and 27% in 2018 and beyond. Deferred taxes were revalued and a benefit of approximately $2,967, $850, $2,700 and $6,100 was recorded in 2017, 2016, 2015 and 2014, respectively. Prior to 2015, the law also included two alternative methods for computing shareholder-level income taxation. During 2015, the law changed to include one method for computing shareholder-level income taxation.

Note 17. Earnings (Loss) Per Share

        As discussed in Note 1, Description of Business, on January 31, 2017 our common stock was reclassified into shares of Class B common stock and, on February 6, 2017, we completed our IPO of Class A common stock. Other than voting rights, the Class B common stock has the same rights as the Class A common stock and therefore both are treated as the same class of stock for purposes of the earnings per share calculation. Laureate computes basic earnings per share (EPS) by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted EPS reflects the potential dilution that would occur if share-based compensation awards or contingently issuable shares were exercised or converted into common stock. To calculate the diluted EPS, the basic weighted average number of shares is increased by the dilutive effect of stock options, restricted stock, and other share-based compensation arrangements determined using the treasury stock method.

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 17. Earnings (Loss) Per Share (Continued)

        The following tables summarize the computations of basic and diluted earnings per share:

For the years ended December 31,	2017	2016	2015
Numerator used in basic and diluted (loss) earnings per common share:
Income (loss) from continuing operations attributable to Laureate Education, Inc.	$91,465	$371,847	$(316,248)
Accretion of redemption value of redeemable noncontrolling interests and equity	317	263	(13,041)
Adjusted for: accretion related to noncontrolling interests and equity redeemable at fair value	(6,358)	33	6,879
Accretion of redemption value of Series A Preferred Stock	(292,450)	(1,719)	—
Distributed and undistributed earnings to participating securities	(6)	(114)	(11)

Accretion of Series A convertible redeemable preferred stock and other redeemable noncontrolling interests and equity	(298,497)	(1,537)	(6,173)

Net (loss) income available to common stockholders	$(207,032)	$370,310	$(322,421)

Denominator used in basic and diluted (loss) earnings per common share:
Basic weighted average shares outstanding	172,409	133,295	132,950
Effect of dilutive stock options	—	833	—
Effect of dilutive restricted stock units	—	278	—

Dilutive weighted average shares outstanding	172,409	134,406	132,950

Basic and diluted (loss) earnings per share:
Basic (loss) earnings per share	$(1.20)	$2.78	$(2.44)
Diluted (loss) earnings per share	$(1.20)	$2.76	$(2.44)

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

For the years ended December 31,	2017	2016	2015
Stock options	12,497	5,773	10,743
Restricted stock	986	181	430

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 18. Related Party Transactions

Corporate

Santa Fe University of Arts and Design (SFUAD)

        SFUAD is owned by Wengen, our controlling stockholder. Laureate is affiliated with SFUAD, but does not own or control it and, accordingly, SFUAD is not included in the financial results of Laureate. On May 18, 2016, SFUAD announced that it had signed an agreement to be acquired by a private education provider with a global network of colleges and universities that focus on art and design education. This agreement was terminated by the parties thereto on March 29, 2017. On April 12, 2017, SFUAD announced that it plans to close after the end of the 2017-2018 academic year and will work with its students on a phased teach-out and transfer process for students who are eligible to complete their degrees by May 2018 and appropriate transfer opportunities for other students. The teach-out plan has been approved by the Higher Learning Commission (HLC).

        As of December 31, 2017, Laureate had a payable to SFUAD of approximately $1,250 related to a surety bond issued to the New Mexico Higher Education Department that Laureate is maintaining on SFUAD's behalf. The cash collateral for the bond, which is recorded in Restricted cash and investments on our December 31, 2017 Consolidated Balance Sheet, was funded by SFUAD and therefore is recorded as a payable to SFUAD.

Transactions between Laureate and Affiliates, Wengen, Directors and a Former Executive

        During the first quarter of 2017, Laureate made a charitable contribution of $2,000 to the Sylvan Laureate Foundation, a non-profit foundation that supports programs designed to promote education and best practices and principles in teaching. The payment was accrued in prior periods.

        An affiliate of one of the Wengen investors acted as a financial adviser in connection with our IPO and our 2017 debt refinancing; we paid this affiliate $2,768 for its services during the year ended December 31, 2017. During the years ended December 31, 2016 and 2015, we paid this affiliate $185 and $700, respectively for services rendered in connection with the Company's refinancing of its debt and new debt issuances.

        During the first quarter of 2017, the Company paid in full a note payable to a former executive of approximately $4,280, which represented the original note payable of $3,771 plus accrued interest. As previously disclosed in our 2016 Form 10-K, the note payable was issued in 2014 in exchange for vested share-based compensation and was payable upon consummation of the IPO.

        We have agreements in place with I/O Data Centers, LLC and affiliates (I/O) pursuant to which I/O provides modular data center solutions to the Company. One of our directors is also a director of the parent of I/O. Additionally, this director, our former CEO, and Sterling Partners (a private equity firm co-founded by the director, our former CEO, and others) maintain an ownership interest in I/O. During the years ended December 31, 2017, 2016, and 2015, we incurred costs for these agreements of approximately $500, $900, and $500, respectively.

        During the years ended December 31, 2015, we made payments of $196 to a consulting firm that works with one of the Wengen investors and its portfolio companies, for consulting services provided in connection with our EiP initiative. No payments were made in 2016 or 2017.

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 18. Related Party Transactions (Continued)

        As part of our initial public offering in February 2017, an affiliate of one of the Wengen investors purchased from the underwriters 3,571 shares of Class A common stock at the initial public offering price.

        As part of the issuance and sale of shares of the Company's Series A Preferred Stock in December 2016, KKR and Snow Phipps, affiliates of Wengen, purchased from the Company 60 and 15 shares of Series A-2 Preferred Stock, respectively. During the year ended December 31, 2017, the Company paid cash dividends on the Series A Preferred Stock totaling $18,052, of which $3,644 was paid to KKR and Snow Phipps.

        On December 16, 2015, Laureate entered into a term loan agreement with Wengen, its controlling stockholder, for approximately $11,000. The note payable accrued interest at an annual rate of LIBOR plus 4.25%, with a 1.25% floor on the LIBOR, and interest was payable quarterly. The term of the loan was three years, with the last payment due on December 31, 2018. Early repayment was permitted under the loan agreement, and the loan was fully repaid during the year ended December 31, 2016.

Andean & Iberian

Transactions between Laureate and Entities Affiliated with a Former Executive

        For the years ended December 31, 2017, 2016 and 2015, Laureate made payments of $639, $617 and $497, respectively, for clinical studies and $0, $0 and $158, respectively, for consulting and market research to companies that are affiliated with an individual who served as one of our executives until the third quarter of 2014.

Ecuador

Transactions between Laureate and a VIE formerly consolidated

        UDLA Ecuador is an institution in Ecuador that was formerly consolidated into Laureate. In the fourth quarter of 2012, Laureate deconsolidated UDLA Ecuador as a result of a law that caused us to lose the ability to control that institution. In prior years, UDLA Ecuador made capital contributions to an education-related real estate subsidiary of Laureate in Chile. As of December 31, 2016, UDLA Ecuador's noncontrolling interest in this Chilean real estate subsidiary was approximately $22,000. As discussed in Note 5, Dispositions and Asset Sales, in November 2017 we completed the sale of certain property and equipment to UDLA Ecuador. Contemporaneous with that transaction, we also repurchased UDLA Ecuador's noncontrolling interest in the Chilean real estate subsidiary for a purchase price of $36,247, which included a cash payment of $6,085. The payment is included in Payments to purchase noncontrolling interests in the Consolidated Statement of Cash Flows. During the years ended December 31, 2017, 2016 and 2015, the Chilean real estate subsidiary made dividend payments to UDLA Ecuador of $1,242, $955 and $1,047, respectively, related to this investment.

        Certain for-profit entities of Laureate continue to provide services and/or intellectual property to UDLA Ecuador through contractual arrangements at market rates. However, only earnings that are realized through these various contractual arrangements are being recognized by the Company. During the years ended December 31, 2017, 2016 and 2015, the total amounts recognized through these contractual arrangements, primarily as other revenues, were $13,927, $13,970 and $13,879, respectively.

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 18. Related Party Transactions (Continued)

As of December 31, 2016, we had payables to UDLA Ecuador of $9,190 and receivables from UDLA Ecuador of $3,273. In connection with the November 2017 transactions described above, we extended certain of the aforementioned contractual arrangements with UDLA Ecuador. However, any future revenues from these contractual arrangements will only be recognized if received.

EMEAA

Morocco

Transactions between Laureate and Noncontrolling Interest Holder of Laureate Somed Education Holding SA (Laureate Somed)

        Laureate Somed is 60% owned and consolidated by Laureate and is the entity that operates Université Internationale de Casablanca, our institution in Morocco. The 40% noncontrolling interest holder of Laureate Somed has made loans to Laureate Somed, and as of December 31, 2016, we had a related party payable of $7,936 to the noncontrolling interest holder for the outstanding balance of and accrued interest on these loans, all of which was recorded as current.

        During the year ended December 31, 2017, the maturity dates of five loans made by the noncontrolling interest holder were extended. The first loan was made by the noncontrolling interest holder in December 2013 and the maturity date was extended from December 2016 to December 2018. The second loan was made by the noncontrolling interest holder in March 2015 and the maturity date was extended from September 2016 to September 2019. The third loan was made by the noncontrolling interest holder in June 2015 and the maturity date was extended from December 2016 to December 2018. The fourth loan was made by the noncontrolling interest holder in April 2014 and the maturity date was extended from April 2017 to April 2019. The fifth loan was made by the noncontrolling interest holder in October 2015 and the maturity date was extended from April 2017 to October 2019. The total outstanding balance of these five loans, including accrued interest, at the extension dates was MAD 74,262 (US $7,885 at December 31, 2017). Each of these loans bears an interest rate of 4.5% per annum.

        As of December 31, 2017, we had total related party payables of $8,953 to the noncontrolling interest holder of Laureate Somed for the outstanding balance on these loans plus accrued interest, of which $3,016 and $5,937 was recorded as current and noncurrent, respectively.

        As discussed in Note 3, Assets Held for Sale, on November 29, 2017, the Company, along with the noncontrolling interest holder, entered into an agreement to sell Laureate Somed. The sale is expected to close during the first half of 2018, subject to customary closing conditions.

China

Transactions between China businesses and Noncontrolling Interest Holders of HIEU

        A portion of real property that HIEU had paid for, including land and buildings, was mortgaged as collateral for corporate loans that an entity controlled by certain noncontrolling interest holders of HIEU had entered into with third-party banks. In December 2013, the noncontrolling interest holders of HIEU signed an agreement with Laureate and committed to: (1) remove all encumbrances on HIEU's real property no later than September 30, 2014 and (2) cause the entity to complete the

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 18. Related Party Transactions (Continued)

transfer of title relating to the encumbered real property to HIEU no later than December 31, 2014. Under the terms of this agreement, the noncontrolling interest holders also agreed to pay any and all transfer taxes, fees and other costs that are required in connection with the removal of the encumbrances and the transfer of titles, which are estimated to be approximately $2,000. As collateral for their performance under the agreement, the noncontrolling interest holders pledged to Laureate their 30% equity interest in the sponsoring entity of HIEU. The noncontrolling interest holders of HIEU did not complete their commitment to remove the encumbrances over the real property or complete the transfer of the real property. Under the terms of the agreement, Laureate had the right to receive the sale proceeds of the noncontrolling interest holders' 30% equity interest, up to the amount owing to it under the equity pledge, in priority to other creditors of the noncontrolling interest holders.

        On February 22, 2016, certain creditors of the noncontrolling interest holders initiated an enforcement process against the noncontrolling interest holders and requested the court to auction a portion of the equity interest of the noncontrolling interest holders (being a 22.8% interest in the sponsoring entity of HIEU). A court auction process was held on August 21, 2017. At that auction, Guangdong Nanbo Education Investment Co. Ltd successfully bid approximately RMB 508,000 (approximately $77,000 as of December 31, 2017) for the shares being auctioned. As the registered pledgee, Laureate had the right to receive the sale proceeds of the noncontrolling interest holders' equity interest, up to the amount owing to it under the equity pledge, in priority to other creditors of the noncontrolling interest holders. However, as of December 31, 2017, no formal judgment had been given by the court as to whether they would recognize Laureate's right to receive these sale proceeds. As of both December 31, 2017 and December 31, 2016, Laureate's net carrying value of the encumbered real property was approximately $12,000.

        As discussed in Note 3, Assets Held for Sale, in December 2017 we entered into an agreement to sell LEILY, the entity that is the beneficial owner of a 70% equity interest in Hunan Lie Ying Industry Co., Ltd., which in turn owns 100% of the sponsorship or equity interests in the Entities, a group of entities that includes HIEU. As discussed in Note 25, Subsequent Events, we completed the sale of LEILY in January 2018 and, as a result, we do not expect to receive any of the sale proceeds resulting from the court auction of the noncontrolling interest holders' equity interest discussed above.

Dubai

Transactions between Laureate and Laureate-Obeikan Ltd.

        Laureate-Obeikan Ltd., is a joint venture in Dubai that is 50% owned by Laureate and consolidated. During the first quarter of 2016, we entered into an agreement for the assignment of amounts due to Laureate-Obeikan Ltd. from Higher Institute for Paper and Industrial Technologies (HIPIT), a third party, to Obeikan Paper Industries (OPI), a related-party subsidiary of the noncontrolling interest holder of Laureate-Obeikan Ltd., in the amount of Saudi Riyals (SAR) 14,279 (US $3,807 at December 31, 2017) as a settlement of amounts owed from OPI to an affiliate of HIPIT. As of December 31, 2016, the amount receivable was $2,245. During 2017, installments totaling SAR 6,000 (approximately US $1,600 at December 31, 2017) were paid and amounts totaling SAR 2,500 (approximately US $645 at December 31, 2017) were written off. In December 2017, management agreed to reduce the outstanding amounts due from OPI by offsetting against amounts

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 18. Related Party Transactions (Continued)

owed by the Company to Obeikan subsidiaries, which resulted in no remaining net receivable as of December 31, 2017.

Malaysia

Dividends to Noncontrolling Interest Holders

        During the years ended December 31, 2017, 2016 and 2015, INTI made contractual dividend payments to its noncontrolling interest holders of $77, $550 and $450, respectively, which were included within Payments of dividends in the financing activities section of the Consolidated Statements of Cash Flows. As discussed in Note 3, Assets Held for Sale, on December 11, 2017 we signed a sale purchase agreement to sell Inti Holdings, the indirect owner of INTI.

South Africa

Transactions between Laureate and Noncontrolling Interest Holder of Monash South Africa (MSA)

        As of December 31, 2016, Laureate had a related party payable recorded that was owed to the noncontrolling interest holder of MSA in the amount of $2,020. During the first quarter of 2017, we received an additional loan from the noncontrolling interest holder in the amount of $943. The loan matures in January 2026 and bears interest at a rate of 10.5% per annum. As of December 31, 2017, the total related party payable due to the noncontrolling interest holder was $3,371.

Central America & U.S. Campuses

United States

Transactions between Laureate and Noncontrolling Interest Holder of St. Augustine

        During the year ended December 31, 2015, St. Augustine made tax distributions to its 20% noncontrolling interest holder of $3,952, as provided for in St. Augustine's operating agreement, which were included in Distributions to noncontrolling interest holders in the financing activities section of the Consolidated Statement of Cash Flows. No tax distributions were made in 2016 or 2017. As discussed in Note 4, Acquisitions, in June 2016 we acquired the remaining 20% noncontrolling interest in St. Augustine for a purchase price of $24,997. In December 2017, Laureate agreed to pay additional purchase price of $370 to the former minority owner of St. Augustine as a final settlement of certain matters; the payment was made in January 2018.

Note 19. Benefit Plans

Domestic Defined Contribution Retirement Plan

        Laureate sponsors a defined contribution retirement plan in the United States under section 401(k) of the Internal Revenue Code. The plan offers employees a traditional "pre-tax" 401(k) option and an "after-tax" Roth 401(k) option, providing the employees with choices and flexibility for their retirement savings. All employees are eligible to participate in the plan after meeting certain service requirements. Participants may contribute up to a maximum of 80% of their annual compensation and 100% of their annual cash bonus, as defined and subject to certain annual

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 19. Benefit Plans (Continued)

limitations. Laureate may, at its discretion, make matching contributions that are allocated to eligible participants. The matching on the "after-tax" Roth contributions is the same as the matching on the traditional "pre-tax" contributions. Laureate made discretionary contributions in cash to this plan of $5,638, $4,737 and $4,501 for the years ended December 31, 2017, 2016 and 2015, respectively.

Non-United States Pension Benefit Plans

        Laureate has defined benefit (pension) plans at several non-United States institutions. The projected benefit obligation (PBO) is determined as the actuarial present value as of the measurement date of all benefits calculated by the pension benefit formula for employee service rendered. The amount of benefits to be paid depends on a number of future events incorporated into the pension benefit formula, including estimates of the average life expectancy of employees/survivors and average years of service rendered. The PBO is measured based on assumptions concerning future interest rates and future employee compensation levels. The expected net periodic benefit cost for Laureate in each year can vary from the subsequent year's actual net periodic benefit cost due to the acquisition of entities with plans, plan amendments, and the impacts of foreign currency translation. The combined unfunded status of these plans is reported as a component of Other current liabilities and Other long-term liabilities.

        The net periodic benefit cost for those entities with pension plans was as follows:

For the years ended December 31,	2017	2016	2015
Service cost	$3,233	$3,921	$6,021
Interest	953	1,036	1,387
Expected return on assets	(6)	(144)	(400)
Amortization of prior service costs	22	279	903
Recognition of actuarial items	963	673	(27)
Curtailment gain	(228)	—	—

Net periodic benefit cost	$4,937	$5,765	$7,884

        The estimated net periodic benefit cost for the year ending December 31, 2018 is approximately $4,485.

        The weighted average assumptions were as follows:

For the years ended December 31,	2017	2016	2015
Discount rate for obligations	3.00 - 11.60%	2.50 - 11.60%	0.75 - 10.10%
Discount rate for net periodic benefit costs	2.50 - 11.60%	0.75 - 10.10%	1.00 - 9.75%
Rate of compensation increases	2.50 - 14.00%	2.50 - 13.00%	2.00 - 13.00%
Expected return in plan assets	2.50%	2.50%	0.75%

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 19. Benefit Plans (Continued)

        The change in PBO, change in plan assets and funded (unfunded) status for those entities with pension plans were as follows:

For the years ended December 31,	2017	2016
Change in PBO:
PBO at beginning of year	$12,207	$70,417
Service cost	3,233	3,921
Interest	953	1,036
Actuarial loss	1,307	1,361
Benefits paid by plan	(1,389)	(2,045)
Participants contributions	—	1,024
Curtailment gain	(228)	(18,474)
Settlements	—	(44,234)
Administrative expenses	—	—
Foreign exchange	196	(799)

PBO at end of year	$16,279	$12,207
Change in plan assets:
Fair value of assets at beginning of year	243	42,000
Actual return on assets	20	359
Employer contributions	103	1,369
Participant contributions	—	1,025
Benefits paid by plan	(69)	(449)
Administrative expenses	—	—
Settlements	—	(44,234)
Foreign exchange	—	173

Fair value of assets at end of year	$297	$243

Unfunded status	$15,982	$11,964
Actuarial loss	$871	$849
Prior service cost	—	20

Amount recognized in AOCI, pre-tax	$871	$869
Accumulated benefit obligation	$8,161	$7,266

        As discussed in Note 5, Dispositions and Asset Sales, we completed the sale of our hospitality management school entities in June 2016 and the sale of our French entities in July 2016. Certain institutions that were a part of these sales had pension plans and the 2016 curtailment gain and settlement lines presented in the table above relate to the removal of these plans as a result of the sales. The pension plans related to the hospitality management schools also represented substantially all of the pension plan assets as of the beginning of 2016.

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 19. Benefit Plans (Continued)

        The Company estimates that employer contributions to plan assets during 2018 will be approximately the same as during the year ended December 31, 2017. The estimated future benefit payments for the next 10 fiscal years are as follows:

For the year ending December 31,
2018	$1,907
2019	1,852
2020	943
2021	1,120
2022	1,162
2023 through 2027	7,603

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

        The plan assets are recorded at fair value with the earnings (losses) on those assets recorded in Other income (expense). The plan liabilities are recorded at the contractual value, with the changes in value recorded in operating expenses. As of December 31, 2017 and 2016, plan assets included in Other assets in our Consolidated Balance Sheets were $11,568 and $10,449, respectively. As of December 31, 2017 and 2016, the plan liabilities reported in our Consolidated Balance Sheets were $18,746 and $16,036, respectively. As of December 31, 2017 and 2016, $11,896 and $943, respectively, of the total plan liability was classified as a current liability; the remainder was noncurrent and recorded in Other long-term liabilities. The increase in the current liability in 2017 relates to several participants who retired during the fourth quarter of 2017 and are required to receive distributions of their plan balances in 2018. The Company plans to fund at least approximately $5,200 of the 2018 plan distributions with operating cash, rather than using the plan assets.

Supplemental Employment Retention Agreement

        In November 2007, Laureate established a Supplemental Employment Retention Agreement (SERA) for one of its executive officers. Since Laureate achieved certain Pro-rata EBITDA targets, as defined in the SERA, from 2007 to 2011 and this officer remained employed through December 31, 2012, this individual receives an annual SERA payment of $1,500. The SERA provides annuity payments to the executive over the course of his lifetime, and annuity payments would be made to his spouse for the course of her life in the event of the executive's death on or prior to December 31, 2026. The SERA is administered through a Rabbi Trust, and its assets are subject to the claims of creditors. Laureate has purchased annuities to provide funds for our future SERA obligations.

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 19. Benefit Plans (Continued)

        As of December 31, 2017 and 2016, the total SERA assets were $6,898 and $8,621, respectively, which were recorded in Other assets in our Consolidated Balance Sheets. As of December 31, 2017 and 2016, the total SERA liability recorded in our Consolidated Balance Sheets was $15,970 and $15,628, respectively, of which $1,500 and $1,500, respectively, was recorded in Accrued compensation and benefits, and $14,470 and $14,128, respectively, was recorded in Deferred compensation.

Mexico Profit-Sharing

        The Fiscal Reform that was enacted in Mexico in December 2013 subjects Laureate's Mexico entities to corporate income tax and also requires them to comply with profit-sharing legislation, whereby 10% of the taxable income of Laureate's Mexican entities will be set aside as employee compensation.

Note 20. Legal and Regulatory Matters

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

United States Postsecondary Education Regulation

        Through our Online & Partnerships and Central America & U.S. Campuses segments, as of December 31, 2017 we operate four postsecondary educational institutions in the United States (U.S. Institutions) and provide contractual services to another. The U.S. Institutions are subject to extensive regulation by federal and state governmental entities as well as accrediting bodies. The Higher Education Act (HEA), and the regulations promulgated thereunder by the DOE, subject the U.S. Institutions to ongoing regulatory review and scrutiny. The U.S. Institutions must also comply with a myriad of requirements in order to participate in Title IV federal financial aid programs under the HEA (Title IV programs).

        In particular, to participate in the Title IV programs under currently effective DOE regulations, an institution must be authorized to offer its educational programs by the relevant state agencies in the states in which it is located, accredited by an accrediting agency that is recognized by the DOE, and also certified by the DOE. In determining whether to certify an institution, the DOE closely examines an institution's administrative and financial capability to administer Title IV program funds. Based on Laureate's consolidated audited financial statements for its fiscal year ended December 31, 2016, the DOE required us to increase our letter of credit to approximately $136,900 (an amount equal to 15% of the Title IV program funds received by Laureate in the fiscal year ended December 31, 2016) and remain subject to heightened cash monitoring. The DOE also required us to comply with additional notification and reporting requirements. We have provided the DOE with a letter of credit in the amount of approximately $136,900, and we are complying with the additional requirements. See Note 12, Commitments and Contingencies, for further description of the outstanding DOE letters of credit as of December 31, 2017 and 2016.

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 20. Legal and Regulatory Matters (Continued)

        Under the HEA, proprietary schools generally are eligible to participate in Title IV programs in respect of educational programs that lead to "gainful employment in a recognized occupation." On October 30, 2014, the DOE published regulations to define "gainful employment," which became effective on July 1, 2015. Continued compliance with the gainful employment regulations could increase our cost of doing business, reduce our enrollments and have a material adverse effect on our business, financial condition, results of operations and cash flows. Historically, the concept of "gainful employment" has not been defined in detail. The regulations require each educational program offered by a proprietary institution to achieve threshold rates in two debt measure categories: an annual debt-to-annual earnings (DTE) ratio and an annual debt-to-discretionary income (DTI) ratio.

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

        In January 2017, the DOE issued final DTE rates to institutions. Among the Classification of Instructional Programs reported within NewSchool of Architecture and Design, Kendall College and Walden University, the DOE has indicated that we had one that failed and five in the zone. St. Augustine had no programs that failed or were in the zone. The percentage of students enrolled in the educational program that failed represents approximately 1% of the students currently enrolled in our U.S. Institutions. The percentage of students enrolled in the educational programs that were in the zone represents approximately 5%. We are currently examining and implementing options for each of these programs and their students. We are discontinuing the program that failed. For one of the programs in the zone, we conducted an alternate salary survey and are appealing the zone score to the DOE. The failure of any program or programs offered by any of our U.S. Institutions to satisfy any gainful employment regulations could render that program or programs ineligible for Title IV program funds. If a particular educational program ceased to become eligible for Title IV program funds, either because it fails to prepare students for gainful employment in a recognized occupation or due to other factors, we may choose to cease offering that program. It is possible that several programs offered by our schools may be adversely affected by the regulations due to lack of specialized program accreditation or certification in the states in which such institutions are based. We also could be required to make changes to certain programs at our U.S. Institutions or to increase student loan repayment efforts in order to comply with the rule or to avoid the uncertainty associated with such compliance.

        On June 16, 2017, the DOE published a notice of intent to establish a negotiated rulemaking committee to develop proposed revisions to the gainful employment regulations. The DOE held negotiated rulemaking sessions on the gainful employment rule in December 2017 and February 2018, and will hold another negotiated rulemaking session in March 2018. If issued, any new gainful employment regulations would be effective July 1, 2019. We cannot predict with any certainty the

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 20. Legal and Regulatory Matters (Continued)

outcome of the negotiated rulemaking or the extent to which revised gainful employment regulations may differ from the current regulations.

        On November 1, 2016, as part of its defense to repayment (DTR) rulemaking, the DOE issued a rule to revise its general standards of financial responsibility to include various actions and events that would require institutions to provide the DOE with irrevocable letters of credit upon the occurrence of certain triggering events. In June 2017, however, the DOE announced an indefinite delay in implementing the rule and its intent to establish a negotiated rulemaking committee to develop proposed revisions to these regulations. The DOE held negotiated rulemaking sessions in November 2017, January 2018 and February 2018 regarding the DTR regulations. The DOE and negotiators failed to reach consensus on revised DTR regulations, and the DOE is now expected to issue revised DTR regulations for comment by the summer of 2018, with the rules becoming final by November 1, 2018. If issued, any new DTR regulations would be effective July 1, 2019. If we are required to repay the DOE for any successful DTR claims by students who attended our U.S. Institutions, or we are required to obtain additional letters of credit or increase our current letter of credit, it could materially affect our business, financial conditions and results of operations.

        Changes in or new interpretations of applicable laws, DOE rules, or regulations could have a material adverse effect on the U.S. Institutions' eligibility to participate in the Title IV programs.

State Higher Education Agency Program Review for Walden University

        On September 8, 2016, as part of a program review that the Minnesota Office of Higher Education (MOHE) is conducting of Walden University's doctoral programs, MOHE sent to Walden University an information request regarding its doctoral programs and complaints filed by doctoral students. We have been informed by MOHE that, in an effort to better understand the context, background and issues related to doctoral student complaints in Minnesota, MOHE is initiating a full review of doctoral programs for certain institutions registered in Minnesota. MOHE has informed us that it expects to issue a report regarding its program review in 2018. We cannot predict the outcome of this matter. However, if MOHE makes an adverse determination, it could have a material adverse effect on our business, financial condition and results of operations.

Brazilian Regulation

        We operate 13 post-secondary education institutions in Brazil. The responsibility of the federal government in regulating, monitoring and evaluating higher education institutions and undergraduate programs is exercised by the Brazilian Ministry of Education (the MEC), along with a number of related federal agencies and offices. The MEC is the highest authority of the higher education system in Brazil and has the power to: regulate and monitor the federal system of higher education in terms of its quality and standards, confirm decisions regarding the accreditation and reaccreditation of institutions of higher education; confirm evaluation criteria; confirm regulatory proposals; and issue and implement rules that govern the delivery of higher education services, including aspects like adherence by higher education institutions to the rules for federal education subsidy programs like Pronatec, Prouni and the Fundo de Financiamento ao Estudante do Ensino Superior (the FIES program, or FIES), through one or more of which all of our institutions enroll students. Additionally, Brazilian law requires that almost all change-of-control transactions by Laureate receive the prior approval of the

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 20. Legal and Regulatory Matters (Continued)

Brazilian antitrust authority, the Conselho Administrativo de Defesa Econ^omica (CADE). As noted, Laureate's institutions in Brazil participate in the FIES program, which targets students from low socio-economic backgrounds enrolled at private post-secondary institutions.

        In December 2017, a new FIES reform was implemented by the Provisional Presidential Decree (Medida Provisória) n. 785/2017, which amended the FIES legal statute (Law n. 10.260/2001). The current FIES offer conditions were consolidated for the selection rules for the first half of 2018. The traditional FIES financing program continues to be offered to about one third of vacancies announced for the program in the first half of 2018. For the traditional offering, the candidate should have family income of up to three times the minimum wage and, although the previous 18-month grace period was eliminated, financing will have an interest rate of zero and will be adjusted by inflation only. The risk is borne by a new guarantee fund—called FG-FIES—which may have public contributions of up to BRL 3,000,000, and contributions from Higher Education Institutions (HEIs), which range from 13% of the program-funded tuition revenue for the first year, between 10% and 25% for the second to fifth year (according to delinquency-related variances), and at least 10% from the sixth year on. The second financing offer—called P-FIES—has two variables, according to the funding sources (a. Constitutional/Regional Development Funds or b. the BNDES). The distribution of vacancies for this modality favors programs offered in corresponding regional limits. This FIES offer will be operated strictly by financial agents, who will also bear the risks of the operation.

        As of December 31, 2017, approximately 16% of our total students in Brazil participate in FIES, representing approximately 24% of our 2017 Brazil net revenue.

        All of our Brazil HEIs adhere to Prouni. Prouni is a federal program of tax benefits designed to increase higher education participation rates by making college more affordable. HEI may join Prouni by signing a term of membership valid for ten years and renewable for the same period. This term of membership shall include the number of scholarships to be offered in each program, unit and class, and a percentage of scholarships for degree programs to be given to indigenous and Afro-Brazilians. To join Prouni, an educational institution must maintain a certain relationship between the number of scholarships granted to regular paying students. The relationship between the number of scholarships and regular paying students is tested annually. If this relationship is not observed during a given academic year due to the departure of students, the institution must adjust the number of scholarships in a proportional manner the following academic year. Prouni provides private HEI with an exemption from certain federal taxes in exchange for granting partial and full scholarships to low-income students enrolled in traditional and technology undergraduate programs. For the years ended December 31, 2017, 2016 and 2015, our HEI granted Prouni scholarships of approximately $115,200, $83,900 and $55,000, respectively, that resulted in tax credits.

Turkish Regulation and Internal Investigation

        Through our EMEAA segment, we operate Istanbul Bilgi University (Bilgi), a network institution located in Turkey that consolidates under the variable interest entity model. Bilgi is established as a Foundation University under the Turkish higher education law, sponsored by the Bilgi Foundation. As such, it is subject to regulation, supervision and inspection by Turkish Higher Education Council (the YÖK). Under the "Ordinance Concerned with Amendment to Foundation High Education Institutions" (the Ordinance), the YÖK has authority to inspect accounts, transactions, activities and assets of

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 20. Legal and Regulatory Matters (Continued)

Foundation Universities, as well as their academic units, programs, projects and subjects. The Ordinance establishes a progressive series of five remedies that the YÖK can take in the event it finds a violation of the Ordinance, ranging from (1) a warning and request for correction to (2) the suspension of the Foundation University's ability to establish new academic units or programs to (3) limiting the number of students the Foundation University can admit, including ceasing new admissions, to (4) provisional suspension of the Foundation University's license to (5) cancellation of the Foundation University's license. Since the promulgation of the Ordinance, the YÖK has canceled the licenses of 15 Foundation Universities.

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

        We have been advised by Turkish counsel that, under Turkish law, a Foundation University may not make payments that cause a decrease in the university's wealth or do not otherwise benefit the university. Given the uncertainty of recovery of the diverted donation and to mitigate any potential regulatory issues in Turkey relating to the donation, certain Laureate-owned entities that are members of the foundation that controls our network institution in Turkey have contributed an amount of approximately $13,000 (the value of 40,000 Turkish Liras on November 4, 2016, the date of contribution) to our network institution in Turkey to reimburse it for the donation. As a result of the investigation, which is ongoing, in 2016 we took steps to remove the former senior executive at our

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 20. Legal and Regulatory Matters (Continued)

network institution in Turkey. Because of the complex organizational structure in Turkey, this took approximately one month and during that period our access to certain aspects of the business including the financial and other records of the university was interrupted. The former senior executive is now no longer affiliated with our network institution and we again have access to the financial and other records of the university.

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

        On April 18, 2017, Bilgi received from the YÖK the results of the 2015-2016 annual audit (the 2015-2016 Annual Audit). The 2015-2016 Annual Audit report requires, among other things, that (i) with respect to the 2017-2018 academic year, there be a reduction in the quota for the number of new students permitted to be admitted into Bilgi's degree programs and (ii) Bilgi be reimbursed, not later than October 18, 2017, approximately $29,000 for payments previously made by Bilgi to a subsidiary of the Company for certain management, operational and student services, and intellectual property. The Company and Bilgi believe the charges to Bilgi for these services were at fair value and Bilgi has contested the findings of the 2015-2016 Annual Audit that they constituted an improper wealth transfer. Demands also were made in the 2015-2016 Annual Audit for the return or payment to Bilgi, by October 18, 2017, of other amounts involving approximately $8,000. These deadlines have been extended to April 16, 2018. In the meantime, the YÖK has been conducting a supplemental audit, the results of which have not been released.

        Bilgi has appealed the YÖK's decision to the Turkish court system and has not been reimbursed for any of the payments made to the Company's subsidiary for the services described above. As the Company currently consolidates Bilgi under the variable interest entity model, if the Company is unable to provide services under its contracts with Bilgi and receive the economic benefits from those contracts as a result of the determinations in the 2015-2016 Annual Audit, deconsolidation of Bilgi could be required. Deconsolidation, if required, could have a material adverse effect on the Company's business, financial condition and results of operations, including possible write-off of all or a portion of the Company's investment in Bilgi and a reduction in operating income. At December 31, 2017 and December 31, 2016, Bilgi had total assets of approximately $112,000 and $83,000, respectively, and total liabilities of $84,000 and $63,000, respectively. Total liabilities include approximately $37,000 and $19,000 of net intercompany liabilities as of December 31, 2017 and December 31, 2016, respectively. During the years ended December 31, 2017 and 2016, Bilgi generated approximately $101,000 and $106,000, respectively, of the Company's consolidated revenue and approximately $28,000 and $26,000,

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 20. Legal and Regulatory Matters (Continued)

respectively, of the Company's consolidated operating income and incurred approximately $6,000 and $6,000, respectively, of depreciation and amortization expense.

        If the YÖK were to determine that any administrators of Bilgi have directly taken any actions or supported any activities that are intended to harm the integrity of the state, the license of the university could be canceled. Political instability in Turkey could lead to changes in laws affecting Bilgi or result in modifications to the current interpretations and enforcement of the Ordinance or other laws and regulations by the YÖK. Any such actions by the YÖK, including the actions in relation to the conduct of the 2015-2016 Annual Audit, or the 2016-2017 annual audit, which is currently taking place, or any supplemental audit, and the reimbursement of amounts described above, could have a material adverse impact on Bilgi's future growth or its ability to remain in operation, and could have a material adverse effect on our business, financial condition and results of operations.

Chilean Regulation—Higher Education Bill

        On January 24, 2018, a new Higher Education Law (the New Law) was passed by the Chilean Congress and, assuming that it passes review by the Constitutional Court, it is expected to be signed into law by the President of Chile as early as the first quarter of 2018. See Note 25, Subsequent Events, for further discussion about the New Law and its impact to Laureate.

Note 21. Fair Value Measurement

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

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 21. Fair Value Measurement (Continued)

        Laureate's financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2017 were as follows:

	Total	Level 1	Level 2	Level 3
Assets
Derivative instruments	$48,186	$—	$—	$48,186
Liabilities
Derivative instruments	$13,848	$—	$—	$13,848

        Laureate's financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2016 were as follows:

	Total	Level 1	Level 2	Level 3
Assets
Derivative instruments	$4,464	$—	$—	$4,464
Liabilities
Derivative instruments	$12,968	$—	$—	$12,968

        The changes in our Level 3 Derivative instruments measured at fair value on a recurring basis for the year ended December 31, 2017 were as follows:

Total Assets (Liabilities)
Balance December 31, 2016	$(8,504)
Gain (loss) included in earnings:
Unrealized gains, net	29,278
Realized losses, net	(622)
Included in other comprehensive income	9,875
Included in issuance of Series A convertible redeemable Preferred Stock	4,382
Settlements	622
Currency translation adjustment	(693)

Balance December 31, 2017	$34,338

Unrealized gain, net relating to derivatives held at December 31, 2017	$29,278

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 21. Fair Value Measurement (Continued)

        The changes in our Level 3 Derivative instruments measured at fair value on a recurring basis for the year ended December 31, 2016 were as follows:

Total Assets (Liabilities)
Balance December 31, 2015	$(19,776)
Gain (loss) included in earnings:
Unrealized gains, net	946
Realized losses, net	(7,030)
Included in other comprehensive income	8,032
Included in issuance of Series A convertible redeemable Preferred Stock	2,729
Settlements	7,030
Currency translation adjustment	(435)

Balance December 31, 2016	$(8,504)

Unrealized gain, net relating to derivatives held at December 31, 2016	$946

        The following table presents quantitative information regarding the significant unobservable inputs utilized in the fair value measurements of the Company's assets/(liabilities) classified as Level 3 as of December 31, 2017:

	Fair Value at December 31, 2017	Valuation Technique	Unobservable Input	Range/Input Value
Contingent redemption features—Series A Preferred Stock	$42,140	Monte Carlo Simulation Method	Credit Risk	5.07%
Derivative instruments—cross currency and interest rate swaps	$(7,802)	Discounted Cash Flow	Credit Risk	4.37%

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

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 22. Quarterly Financial Data (Unaudited) (Continued)

Earnings per share are computed independently for each of the quarters presented. Per share amounts may not sum due to rounding. Summarized quarterly operating data were as follows:

	2017 Quarters Ended
Per share amounts in whole dollars	December 31	September 30	June 30	March 31
Revenues	$1,261,223	$983,394	$1,277,439	$855,933
Operating costs and expenses	1,079,724	989,090	1,033,589	918,799

Operating income (loss)	181,499	(5,696)	243,850	(62,866)
Income (loss) from continuing operations	200,509	(103,490)	117,098	(120,353)
Net (income) loss attributable to noncontrolling interests	(4,664)	5,531	(712)	(2,454)

Net income (loss) attributable to Laureate Education, Inc.	195,845	(97,959)	116,386	(122,807)
Accretion of Series A convertible redeemable preferred stock and other redeemable noncontrolling interests and equity	(106,349)	(84,060)	(69,212)	(38,876)

Net income (loss) available to common stockholders	89,496	(182,019)	47,174	(161,683)
Earnings (loss) per share:
Basic net income (loss) per share attributable to common stockholders	$0.48	$(1.02)	$0.28	$(1.05)
Diluted net income (loss) per share attributable to common stockholders	$0.48	$(1.02)	$0.28	$(1.05)

	2016 Quarters Ended
Per share amounts in whole dollars	December 31	September 30	June 30	March 31
Revenues	$1,175,893	$929,855	$1,231,910	$906,534
Operating costs and expenses	1,004,913	917,353	1,021,342	917,691

Operating income (loss)	170,980	12,502	210,568	(11,157)
Income (loss) from continuing operations	38,464	80,930	349,238	(102,446)
Net loss (income) attributable to noncontrolling interests	2,844	5,387	(1,849)	(721)

Net income (loss) attributable to Laureate Education, Inc.	41,308	86,317	347,389	(103,167)
Earnings (loss) per share:
Basic net income (loss) per share attributable to common stockholders	$0.27	$0.66	$2.60	$(0.76)
Diluted net income (loss) per share attributable to common stockholders	$0.27	$0.66	$2.59	$(0.76)

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 23. Other Financial Information

Accumulated Other Comprehensive Income

        AOCI in our Consolidated Balance Sheets includes the accumulated translation adjustments arising from translation of foreign subsidiaries' financial statements, the unrealized losses on derivatives designated as effective hedges, and the accumulated net gains or losses that are not recognized as components of net periodic benefit cost for our minimum pension liability. The components of these balances were as follows:

	2017			2016
December 31,	Laureate Education, Inc.	Noncontrolling Interests	Total	Laureate Education, Inc.	Noncontrolling Interests	Total
Foreign currency translation loss	$(927,221)	$(33)	$(927,254)	$(1,044,222)	$(2,304)	$(1,046,526)
Unrealized gains (losses) on derivatives	4,657	—	4,657	(5,218)	—	(5,218)
Minimum pension liability adjustment	(2,992)	—	(2,992)	(2,615)	—	(2,615)

Accumulated other comprehensive loss	$(925,556)	$(33)	$(925,589)	$(1,052,055)	$(2,304)	$(1,054,359)

        Laureate reports changes in AOCI in our Consolidated Statements of Stockholders' Equity. See also Note 15, Derivative Instruments, and Note 19, Benefit Plans, for the effects of reclassifications out of AOCI into net income.

Foreign Currency Exchange of Certain Intercompany Loans

        Laureate periodically reviews its investment and cash repatriation strategies to ensure that we meet our liquidity requirements in the United States. Laureate recognized currency exchange adjustments attributable to intercompany loans that are not designated as indefinitely invested as Foreign currency exchange gain (loss), net, of $3,556, $42,592 and $(119,473) in the Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015, respectively.

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 23. Other Financial Information (Continued)

Supplemental Schedule for Transactions with Noncontrolling Interest Holders

        Transactions with noncontrolling interest holders had the following effects on the equity attributable to Laureate:

For the years ended December 31,	2017	2016	2015
Net income (loss) attributable to Laureate Education, Inc.	$91,465	$371,847	$(316,248)
(Decrease) increase in equity for purchases of noncontrolling interests	(11,569)	1,003	(1,554)

Change from net income (loss) attributable to Laureate Education, Inc. and net transfers to the noncontrolling interests	$79,896	$372,850	$(317,802)

Write Off of Accounts and Notes Receivable

        During the years ended December 31, 2017, 2016 and 2015, Laureate wrote off approximately $100,000, $88,000 and $83,000, respectively, of fully reserved accounts and notes receivable that were deemed uncollectible.

Note 24. Supplemental Cash Flow Information

        Cash interest payments were $384,290, $367,334 and $351,430 for the years ended December 31, 2017, 2016 and 2015, respectively. Net income tax cash payments were $130,469, $128,709 and $108,295 for the years ended December 31, 2017, 2016 and 2015, respectively.

        During the year ended December 31, 2017, the Company paid cash dividends on the Series A Preferred Stock in the amount of $18,052.

        On November 6, 2015, Laureate's Board of Directors declared a cash distribution totaling $18,975, which represented approximately $0.14264 per share of common stock. The cash distribution was paid from capital in excess of par value, following shareholders' approval.

Note 25. Subsequent Events

Sale of Cyprus and Italy

        On January 11, 2018, we completed the sale of EUC and Laureate Italy. See also Note 3, Assets Held for Sale, for description of the sale agreement. Upon closing, we received gross proceeds of approximately EUR 232,000 (approximately $275,000 at December 31, 2017). As discussed further below, the Company used the proceeds from this transaction, along with borrowings on our revolving credit facility, to repay $350,000 of principal balance on the 2024 Term Loan.

Sale of China Operations

        On January 25, 2018, the sale of LEILY was completed; see also Note 3, Assets Held for Sale, for description of the sale agreement. Of the total transaction value of RMB 1,430,000 (approximately

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 25. Subsequent Events (Continued)

HKD 1,706,000, or US $218,000 at December 31, 2017), RMB 50,000 (approximately HKD 60,000, or US $7,600) will not be paid since certain conditions were not satisfied by the closing date.

        At closing, the Company received initial proceeds of HKD 745,000 (approximately US $95,000 at December 31, 2017 or approximately RMB 625,000), net of banker transaction fees paid of approximately HKD 23,000 (approximately RMB 20,000 or US $3,000). Also at closing, payment of RMB 214,840 (approximately HKD 256,000, or US $33,000) was paid by an affiliate of the buyer to Laureate Investment Consulting Co., Ltd. (Laureate Shanghai), a wholly owned subsidiary of Laureate, for assignment of Laureate Shanghai's creditor's right over a debt owed by HIEU. This payment was net of certain taxes and duties totaling approximately RMB 86,000 (approximately HKD 102,000, or US $13,000).

        Six months after the closing date, the buyer is required to pay to the Company the Hong Kong Dollar (HKD) equivalent of RMB 120,000 (the First Holdback Payment, approximately US $18,300 at December 31, 2017). Twelve months after the closing date, the buyer is required to pay to the Company the HKD equivalent of RMB 60,000 (the Second Holdback Payment, approximately US $9,150 at December 31, 2017). Both the First Holdback Payment and the Second Holdback Payment are subject to deduction of any indemnifiable losses payable by the Company to the buyer pursuant to the sale purchase agreement. The remainder of the transaction value was paid into an escrow account and will be distributed to the Company pursuant to the terms and conditions of the escrow agreement.

Signing of Asset Purchase Agreement for Kendall

        On January 15, 2018, Kendall, an Illinois limited liability company and indirect wholly owned subsidiary of Laureate, The Dining Room at Kendall NFP, an Illinois not for profit corporation, National Louis University, an Illinois not for profit corporation (NLU), and Laureate, solely as guarantor of certain of Kendall's obligations thereunder, entered into an asset purchase agreement. Pursuant to the asset purchase agreement at the closing of the transaction, Kendall will transfer to NLU certain assets, including all of Kendall's educational programs, subject to certain conditions, in exchange for consideration of one dollar. As part of the agreement, at the closing Laureate will pay to NLU up to $14,000 to support NLU's construction of facilities for the acquired culinary program on Kendall's campus, subject to possible partial recoupment under specified conditions during the 10 year post-closing period. In addition, following the signing of the asset purchase agreement, in January 2018 Laureate paid NLU $500 to reimburse NLU for its expenses in connection with the transactions contemplated by the sale purchase agreement.

        Closing of the transaction is subject to prior receipt of regulatory consents, including those of the U.S. Department of Education and the Higher Learning Commission, which consents do not contain certain conditions that would not be acceptable to NLU or to Kendall, and the Company anticipates that the closing will occur during the second half of 2018. For the year ended December 31, 2017, Kendall had approximately $23,300 in revenue, an operating loss of approximately $23,000 and approximately $1,700 in depreciation and amortization, and as of December 31, 2017, had approximately 1,100 students.

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 25. Subsequent Events (Continued)

Chile—Higher Education Bill

        On January 24, 2018, a new Higher Education Law (the New Law) was passed by the Chilean Congress and, assuming that it passes review by the Constitutional Court, it is expected to be signed into law by the President of Chile as early as the first quarter of 2018. Among other things, the New Law will prohibit for-profit organizations, such as Laureate, from controlling the boards of universities in Chile. The New Law also prohibits conflicts of interests and related party transactions with notable exceptions, including the provision of services that are educational in nature or essential for the university's purposes. The New Law provides for a transition period of one year for related party transactions and two years for control. The incoming Chilean presidential administration will have the responsibility to both interpret the legislative mandates and implement new compliance processes.

        The Company is currently reviewing the impact the New Law will have on its Chilean operations, including the extent to which it will affect existing contractual relationships that the Company maintains with its Chilean non-profit universities. As a result of the New Law, the Company currently expects that it will be required to deconsolidate its three Chilean non-profit universities, which are accounted for as variable interest entities, and its Chilean real estate subsidiary, although the Company expects it will retain an approximately 30% equity ownership interest in the real estate subsidiary. The deconsolidation could happen as early as the first quarter of 2018. The Company currently expects that the deconsolidation will result in a one-time write-off of the carrying value of the net assets between approximately $600,000 and $850,000 and a decrease between approximately $410,000 and $430,000 in revenues on an annualized basis.

        The Company's continuing evaluation of the impact of the New Law may result in changes to its expectations due to changes in the Company's interpretations of the law, assumptions used, and additional guidance that may be issued. There is no assurance that the New Law will not have additional material adverse effects on the business, financial condition or results of operations of the Company.

        While we believe that all of our institutions in Chile are operating in full compliance with Chilean law, we cannot predict the extent or outcome of any educational reforms that may be implemented in Chile. The Company does not believe the New Law will change its relationship with its two tech/voc institutions in Chile that are for-profit entities. However, it is possible that the Chilean government will adopt additional laws that affect for-profit tech/voc institutions and their relationships with their owners. Depending upon how these reforms are defined and implemented, there could be a material adverse effect on our financial condition and results of operations. Any additional disruption to our operations in Chile would have a material adverse effect on our financial condition and results of operations. Similar reforms in other countries in which we operate could also have a material adverse effect on our financial condition and results of operations.

Amendment to Senior Secured Credit Facility—2024 Term Loan

        On February 1, 2018, we amended our Senior Secured Credit Facility to reduce the interest rate on the 2024 Term Loan. In connection with this transaction, we also repaid $350,000 of the principal balance of the 2024 Term Loan in addition to $1,239 of accrued interest using the proceeds from the sale of our Cyprus and Italy operations, along with borrowings on our revolving credit facility that were

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 25. Subsequent Events (Continued)

subsequently repaid with the China sale proceeds. As a result of the $350,000 repayment, there will be no further quarterly principal payments required and the remaining balance will be due at maturity.

        Pursuant to this amendment, the interest rate margins applicable to the 2024 Term Loan were amended to 3.50% for LIBOR term loans and 2.50% for ABR term loans and such interest rate margins will no longer be based upon the Company's consolidated total debt to consolidated EBITDA ratio. The amendment effectively reduces the current interest rate margins applicable to the outstanding term loans, which prior to the amendment was based on the Company's consolidated total debt to consolidated EBITDA ratio as discussed in Note 10, Debt, by 100 basis points, from 4.50% to 3.50% for LIBOR term loans, and 3.50% to 2.50% for ABR term loans. The amended credit agreement also provides for a prepayment premium with respect to the outstanding term loans. The prepayment premium equals one percent (1%) of the amount of the term loans that are subject to certain repricing transactions occurring on or prior to August 1, 2018.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

        As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2017, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting discussed below.

Management's Report on Internal Control Over Financial Reporting

        The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

        The management of the Company assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2017, and this assessment identified the following material weaknesses in the Company's internal control over financial reporting.

        We identified a material weakness in our risk assessment process, which we determined was not operating adequately to identify and address the risks to our business and to establish appropriate control objectives given the environment in which we operate and the decentralized structure used to manage our operating activities. This material weakness in our risk assessment process was a factor contributing to two additional material weaknesses which we have further described below.

        We identified a material weakness in that we did not appropriately assess the risks relating to our contracting processes and did not have controls that were properly designed or operating effectively to detect and prevent fraud (referred to as the Contract Legal Compliance material weakness). Specifically, our controls over contracting processes were not designed or operating effectively to incorporate appropriate levels of due diligence, requisite management approvals, segregation of duties or ongoing monitoring. This material weakness allowed for the occurrence of the incident in our network institution in Turkey as discussed in "Item 1—Business—Industry Regulation—Turkish

Regulation and Internal Investigation," as well as certain other contracting irregularities at other network institutions that also necessitated an internal investigation. This control deficiency could result in material misstatements of the accounts and disclosures that would result in a material misstatement of our consolidated financial statements that would not be prevented or detected.

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

        These IT deficiencies did not result in a material misstatement to the financial statements; however, the deficiencies, when aggregated, could impact the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially affecting all financial statement accounts and disclosures that would not be prevented or detected in a timely manner.

        In 2013, we identified a material weakness in that we had inadequate controls over key reports and spreadsheets. Specifically, we did not design adequate controls to address the completeness and accuracy of key reports and key spreadsheets. This material weakness, in combination with other prior material weaknesses, contributed to a revision to our audited financial statements for the year ended December 31, 2013. This material weakness could result in additional misstatements to accounts and disclosures that would result in a material misstatement of our consolidated financial statements that would not be prevented or detected.

        In making its assessment of internal control over financial reporting management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Because of the material weaknesses described in the preceding paragraphs, management concluded that, as of December 31, 2017, the Company's internal control over financial reporting was not effective based on those criteria.

        This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report in this annual report.

Remediation Plan

        As of December 31, 2017, the material weaknesses had not yet been fully remediated; however, significant progress has been made during the year. Remediation activities for each of the four previously identified material weaknesses include:

  •
  Risk Assessment.  We are in the process of designing and implementing an improved enterprise wide risk management process that follows the COSO 2013 framework and one aspect of this process will focus on identifying and mitigating risks to our business that could have an impact on our internal control over financial reporting. Our process includes periodic updates of the enterprise risk universe through the consideration of current and historical risks, periodic input from Corporate, segment and local management as well as other stakeholders. Each time a new risk is identified, we will evaluate if any additional controls are required to mitigate risks to our internal control over financial reporting. As this material weakness contributed to the Contract Legal Compliance and IT general control material weaknesses as well, we are also making progress towards the remediation of each of those material weaknesses.

  •
  Contract Legal Compliance.  We have designed and implemented a process to track and monitor significant contracts on a global basis. As part of our design, we have implemented an IT solution in several segments, and the other segment implementations are scheduled for completion during 2018. This will further enhance the process as a central repository for contracts, ensure segregation of duties, and facilitate contract review and approval. In addition, the Company created a contract management office that has been staffed with employees located across our global footprint. The current remediation activities, once completed, will result in a contract management process that incorporates appropriate levels of due diligence, requisite management approvals, segregation of duties and ongoing monitoring.

  •
  IT General Controls.  Currently, there are numerous IT systems across our institutions which inherently creates complexities in our IT general control environment. However, during 2017, we made significant progress towards the remediation of this material weakness. This includes: identifying a global list of in-scope systems, designing and implementing a global monitoring control over the performance of IT general controls, providing targeted training to our IT control owners to further assist in correcting control deficiencies and walking through and testing our IT general controls. Also, the Company has created an IT Compliance group within the Global IT department whose mission is to identify and monitor the general IT control environment. These resources are located across our global footprint. Therefore, we have made meaningful progress in reducing the number of control deficiencies within our IT general control environment. We are in the process of assessing the implementation of the design of the controls and the testing of operating effectiveness.

  •
  Key Reports and Spreadsheets.  We have designed and are in the process of implementing a process to ensure the completeness and accuracy of key reports and key spreadsheets used in our internal controls over financial reporting. During 2017, we completed the process of creating an inventory of these reports and spreadsheets across our significant locations and provided training to employees responsible for the relevant controls that involve these reports and spreadsheets.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

        Certain of this information will be contained in our definitive proxy statement for the 2018 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Executive Officers

        The following table sets forth information regarding our current executive officers, including their ages. Executive officers serve at the request of the board of directors. There are no family relationships among any of our executive officers.

Name	Age	Position
Eilif Serck-Hanssen	52	Director, Chief Executive Officer
Ricardo Berckemeyer	48	President, Chief Operating Officer
Jean-Jacques Charhon	52	Executive Vice President and Chief Financial Officer
Neel Broker	42	Chief Executive Officer, Europe, Middle East, Asia and Africa
Juan José Hurtado	53	Senior Vice President, Operations and Chief of Learning and Innovation
Jose Roberto Loureiro	54	Chief Executive Officer, Brazil
Victoria E. Silbey	54	Senior Vice President, Secretary, and Chief Legal Officer
Paula Singer	63	CEO Walden and Laureate Online Partners

        Eilif Serck-Hanssen serves as our Chief Executive Officer, a position he has held since January 2018. From March 2017 to December 2017, Mr. Serck-Hanssen served as our President and Chief Administrative Officer as well as our Chief Financial Officer. From July 2008 through March 2017, Mr. Serck-Hanssen served as our Executive Vice President and Chief Financial Officer. From February 2008 until July 2008, Mr. Serck-Hanssen served as chief financial officer and president of international operations at XOJET, Inc. In January 2005, Mr. Serck-Hanssen was part of the team that founded Eos Airlines, Inc., a premium airline, and until February 2008, Mr. Serck-Hanssen served as its executive vice president and chief financial officer. Prior to starting Eos Airlines, Mr. Serck-Hanssen served in several financial executive positions at US Airways, Inc. (now American Airlines, Inc.) and Northwest Airlines, Inc. (now Delta Airlines, Inc.), including serving as a senior vice president and Treasurer of US Airways, Inc. Prior to joining the airline industry, Mr. Serck-Hanssen spent over five years with PepsiCo, Inc., in various international locations and three years with PricewaterhouseCoopers LLP (formerly Coopers & Lybrand Deloitte) in London. Mr. Serck-Hanssen earned his M.B.A. in finance at the University of Chicago Booth School of Business, a B.A. in management science from the University of Kent at Canterbury (United Kingdom), and a B.S. in civil engineering from the Bergen University College (Norway). He is an Associate Chartered Accountant (ACA) and a member of the Institute of Chartered Accountants in England and Wales.

        Ricardo Berckemeyer serves as our President and Chief Operating Officer, a position he has held since January 2018. Previously, Mr. Berckemeyer served as our Chief Operating Officer from March 2017 to December 2017. From May 2012 through March 2017, Mr. Berckemeyer served as our Chief Executive Officer, Latin America. From January 2011 through April 2012, Mr. Berckemeyer served as Chief Executive Officer of Laureate's Andean Region. From 2002, when Mr. Berckemeyer joined the Company, through December 2010, he served as Senior Vice President—South America within Laureate's Latin American operations, where he had responsibility for business development in South America. Mr. Berckemeyer received a bachelor's degree in economics from Universidad del Pacifico (Peru) and an M.B.A. from the University of North Carolina at Chapel Hill.

        Jean-Jacques Charhon was appointed Executive Vice President and Chief Financial Officer effective January 1, 2018. Prior to joining the Company, Mr. Charhon served as a special advisor to the board of directors of Purdue Pharma. Mr. Charhon served as Chief Financial Officer of Purdue Pharma from June 2015 until August 2017. From July 2014 until December 2014, Mr. Charhon served as Chief Financial Officer of Cnova, and thereafter served as counsel to the chairman of the board of directors from January 2015 to June 2015. Prior to joining Cnova, Mr. Charhon worked for four years at Hewlett Packard, where he joined as Chief Financial Officer of the PC division before becoming Chief Operating Officer of Enterprise Services. This role followed eight years at General Electric, where he most recently served as Chief Financial Officer of GE Healthcare for the Americas, and four years at Novartis, where he held various global financial leadership roles of increasing responsibility. Mr. Charhon earned his Baccalaureate in Math, Physics & Chemistry at the French Lycée of Brussels, and holds a Commercial Engineer degree from the Université Libre de Bruxelles—Solvay School of Management.

        Neel Broker serves as CEO of our EMEAA segment (Europe, Middle East, Asia Pacific, Africa), a position he has held since January 2018. Over the past 10 years at Laureate, Mr. Broker has served as CEO of our Asia Pacific business, Head of Global Strategy, CEO India, and SVP Asia Pacific Business Development. Mr. Broker has over 20 years of experience in international markets. He started his career with Deutsche Bank's Investment Banking Unit in New York and London, served with McKinsey's management consulting practice in SE Asia and the US, and was a Director at Merrill Lynch's Private Equity investing arm in Hong Kong. Mr. Broker holds a Master of Science degree from BITS Pilani in India, and an M.B.A. from The University of Pennsylvania, Wharton School of Finance.

        Juan José Hurtado is Senior Vice President with responsibility for Global Operations and Learning and Innovation. Mr. Hurtado was Laureate's CEO for Central America from 2014 to 2017, and served as Vice President for Human Resources for the Latin America Region from 2012 to 2014. He was Vice President for Human Resources and Corporate Affairs at Unilever in Mexico, the Caribbean, and Central America from 2003 to 2012. Mr. Hurtado holds a bachelor's degree in industrial engineering from Lima University (Peru), and an M.B.A. from IESE (University of Navarra) in Barcelona, Spain.

        Jose Roberto Loureiro has served as Laureate Brazil's CEO since 2012. Previously, Mr. Loureiro served as COO at Laureate Brazil from 2010 to 2012. He has 30 years of experience in leadership positions in companies such as Metlife Brasil from 2005 to 2010 and CitiInsurance Brasil (Citigroup) from 2001 to 2005. He has a bachelor's degree in Business Administration from Universidade São Marcos (Brazil).

        Victoria E. Silbey has served as our Senior Vice President, Secretary, and Chief Legal Officer since September 2017. Prior to joining the Company, Ms. Silbey spent nearly 20 years at SunGard Data Systems Inc., a global software and services company, where she was the Chief Legal Officer and Senior Vice President. Previously, she was an attorney with Morgan, Lewis & Bockius LLP. Ms. Silbey holds a Juris Doctor and a Bachelor of Arts degree from Cornell University, as well as a Master of Philosophy degree from Oxford University.

        Paula Singer joined Laureate in 1993. Ms. Singer has served as CEO of Walden and Laureate Online Partners since January 2018. She served as Chief of Learning and Innovation from July 2017 to January 2018 and served as Chief Network Officer from January 2015 until July 2017. From 2011 to December 2015, she served as Chief Executive Officer of Global Products and Services. From July 2001 to January 2011, Ms. Singer served as President of the Laureate Higher Education Group. Ms. Singer earned a B.S. in education from the University of Connecticut.

        During the past ten years, none of Laureate or its executive officers has (i) been convicted in a criminal proceeding (excluding traffic violations and similar misdemeanors) or (ii) been a party to any judicial or administrative proceeding (except for matters that were dismissed without sanction or settlement) that resulted in a judgment, decree or final order enjoining such person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws.

        Except as described below, during the past ten years (i) no petition has been filed under federal bankruptcy laws or any state insolvency laws by or against any of our executive officers, (ii) no receiver, fiscal agent or similar officer was appointed by a court for the business or property of any of our executive officers and (iii) none of our executive officers was an executive officer of any business entity or a general partner of any partnership at or within two years before the filing of a petition under the federal bankruptcy laws or any state insolvency laws by or against such entity.

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

        With the exception of Mr. Serck-Hanssen, who is a Norwegian citizen and a permanent resident of the United States, Mr. Berckemeyer, who holds dual citizenship in Peru and the United States, Mr. Charhon, who holds French citizenship and is a permanent resident of the United States, Mr. Loureiro, who holds Brazilian citizenship, and Mr. Hurtado, who holds Mexican citizenship, all of the executive officers listed above are U.S. citizens.

ITEM 11.    EXECUTIVE COMPENSATION

        This information will be contained in our definitive proxy statement for the 2018 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        This information will be contained in our definitive proxy statement for the 2018 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        This information will be contained in our definitive proxy statement for the 2018 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        This information will be contained in our definitive proxy statement for the 2018 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
The following documents are filed as part of this report:

(1)
Financial Statements

    See Index to Financial Statements

  (2)
  Those exhibits required by Item 601 of Regulation S-K and by paragraph (b) below.

(b)
The following exhibits are filed as part of this Annual Report or, where indicated, were filed and are incorporated by reference:

Exhibit No.		Exhibit Description	Form	File Number	Exhibit Number	Filing Date
2.5	#	Sale and Purchase Agreement, dated as of March 15, 2016, by and between Laureate International B.V. and Graduate S.A.	S-1/A	333-207243	2.5	05/20/2016

2.6	#	Share Purchase Agreement, dated as of April 15, 2016, by and between Laureate I B.V. and Insignis	S-1/A	333-207243	2.6	05/20/2016

2.7	*#	Amended and Restated Sale and Purchase Agreement, dated as of November 22, 2017 and amended and restated on January 11, 2018, by and among LEI European Investments B.V., Laureate International B.V. and Galileo Global Education Luxco S.À R.L.

3.1		Amended and Restated Certificate of Incorporation	S-1/A	333-207243	3.1	01/31/2017

3.2		Amended and Restated Bylaws	S-1/A	333-207243	3.2	01/31/2017

3.3		Certificate of Designations of Convertible Redeemable Preferred Stock, Series A of Laureate Education, Inc.	S-1/A	333-207243	3.3	12/15/2016

4.6		Indenture, dated as of April 21, 2017, between Laureate Education, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee, governing the 9.250% Replacement Senior Notes due 2019	8-K	001-38002	4.1	04/27/2017

4.7		Form of Global Note governing the 9.250% Replacement Senior Notes due 2019 (included as Exhibit A to Exhibit 4.6)	8-K	001-38002	4.1	04/27/2017

4.8		Indenture, dated as of April 26, 2017, by and among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the 8.250% Senior Notes due 2025	8-K	001-38002	4.3	04/27/2017

Exhibit No.		Exhibit Description	Form	File Number	Exhibit Number	Filing Date
4.9		Form of 8.250% Senior Note due 2025 (included as Exhibit A to Exhibit 4.8)	8-K	001-38002	4.3	04/27/2017

10.1	†	2007 Stock Incentive Plan for Key Employees of Laureate Education, Inc. and its Subsidiaries	S-1/A	333-207243	10.31	11/20/2015
10.2	†	2007 Stock Incentive Plan Form of Stock Option Agreement, as amended on August 31, 2010	S-1/A	333-207243	10.32	11/20/2015

10.3	†	2013 Long-Term Incentive Plan Form of Stock Option Agreement effective as of September 11, 2013	S-1/A	333-207243	10.34	11/20/2015

10.4	†	Laureate Education, Inc. Deferred Compensation Plan, as amended and restated effective January 1, 2009	S-1/A	333-207243	10.35	11/20/2015

10.5	†	Form of Management Stockholder's Agreement for equityholders	S-1/A	333-207243	10.36	11/20/2015

10.6	†	Deferred Compensation Letter Agreement, dated August 16, 2007, by and among L Curve Sub Inc., Laureate Education, Inc. and Douglas L. Becker	S-1/A	333-207243	10.38	12/23/2015

10.7	†	Deferred Compensation Letter Agreement, dated December 24, 2015, between Laureate Education, Inc. and Douglas L. Becker	S-4/A	333-208758	10.37	01/20/2016

10.8	†	2nd Amended and Restated Executive Interest Subscription Agreement, dated August 31, 2010, between Wengen Alberta, Limited Partnership and Douglas L. Becker	S-1/A	333-207243	10.39	11/20/2015

10.9	†	Employment Offer Letter, dated July 21, 2008, between Laureate Education, Inc. and Eilif Serck-Hanssen	S-1/A	333-207243	10.40	11/20/2015

10.10	†	Amendment to Employment Offer Letter, dated December 9, 2010, between Laureate Education, Inc. and Eilif Serck-Hanssen	S-1/A	333-207243	10.41	11/20/2015

10.11	†	Time-Based Restricted Stock Agreement, effective August 5, 2008, between Laureate Education, Inc. and Eilif Serck-Hanssen	S-1/A	333-207243	10.42	11/20/2015

10.12	†	Form of Time-Based Restricted Stock Units Agreement, for grants from and after September 11, 2013	S-1/A	333-207243	10.43	11/20/2015

Exhibit No.		Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.13		Support Services Agreement between Santa Fe University of Art and Design, LLC and Laureate Education, Inc. dated October 1, 2014	S-1/A	333-207243	10.44	11/20/2015

10.14		Master Service and Confidentiality Agreement, dated April 28, 2014, by and between Laureate Education, Inc. and Accenture LLP	S-1/A	333-207243	10.45	11/20/2015

10.15	‡	System Wide Master Agreement, dated April 10, 2015, between Blackboard Inc. and Laureate Education, Inc.	S-1/A	333-207243	10.46	11/20/2015

10.16	†	Form of Stockholders' Agreement for Entity-Appointed Directors	S-1/A	333-207243	10.47	11/20/2015

10.17	†	Form of Stockholders' Agreement for Individual Directors	S-1/A	333-207243	10.48	11/20/2015

10.18	†	2013 Long-Term Incentive Plan Form of Restricted Stock Units Agreement	S-1/A	333-207243	10.49	11/20/2015

10.19	†	2013 Long-Term Incentive Plan Form of Performance Share Units Agreement	S-1/A	333-207243	10.50	11/20/2015

10.20		Form of Laureate Education, Inc. Note Exchange Agreement dated as of April 15, 2016	S-1/A	333-207243	10.53	05/20/2016

10.21	†	Executive Retention Agreement, dated February 25, 2016, by and between Ricardo Berckemeyer and Laureate Education, Inc., effective as of September 1, 2015	S-1/A	333-207243	10.54	05/20/2016

10.22	†	2013 Long-Term Incentive Plan Form of Performance Share Units Agreement for 2016 for Named Executive Officers	S-1/A	333-207243	10.55	05/20/2016

10.23	†	2013 Long-Term Incentive Plan Form of Performance Share Units Agreement for 2016	S-1/A	333-207243	10.56	05/20/2016

10.24	†	2013 Long-Term Incentive Plan Form of Stock Option Agreement for 2016 for Named Executive Officers	S-1/A	333-207243	10.57	05/20/2016

10.25	†	2013 Long-Term Incentive Plan Form of Stock Option Agreement for 2016	S-1/A	333-207243	10.58	05/20/2016

10.26	†	2013 Long-Term Incentive Plan Form of Restricted Stock Units Agreement for 2016 for Named Executive Officers	S-1/A	333-207243	10.59	05/20/2016

10.27	†	2013 Long-Term Incentive Plan Form of Restricted Stock Units Agreement for 2016	S-1/A	333-207243	10.60	05/20/2016

Exhibit No.		Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.28		Subscription Agreement, dated as of December 4, 2016, by and among Laureate Education, Inc., Macquarie Sierra Investment Holdings Inc., and each of the other Persons listed on Schedule A and Schedule B thereto	S-1/A	333-207243	10.63	12/15/2016

10.29	*Δ	Registration Rights Agreement by and among Laureate Education, Inc., each of the Investors set forth on Schedule A thereto, Douglas L. Becker and Wengen Alberta, Limited Partnership

10.30	*ΔΔ	Investors' Stockholders Agreement by and among Laureate Education, Inc., Wengen Alberta, Limited Partnership and the Investors set forth on Schedule A thereto

10.31	†	Deferred Compensation Letter Agreement, dated December 30, 2016, between Laureate Education, Inc. and Douglas L. Becker	S-1/A	333-207243	10.68	01/10/2017

10.32		Exchange and Registration Rights Agreement, dated as of December 30, 2016, among Laureate Education, Inc., the guarantors listed on the signature pages thereto and the initial holders listed on the signature pages thereto	S-1/A	333-207243	10.69	01/10/2017

10.33	†	2013 Long-Term Incentive Plan Form of Restricted Stock Units Agreement for October 2016	S-1/A	333-207243	10.70	01/10/2017

10.34	†	2013 Long-Term Incentive Plan Form of Performance Share Units Agreement for Named Executive Officers for October 2016	S-1/A	333-207243	10.71	01/10/2017

10.35	†	2013 Long-Term Incentive Plan Form of Performance Share Units Agreement for October 2016	S-1/A	333-207243	10.72	01/10/2017

10.36	†	Form of Cash Long-Term Incentive Plan Agreement	S-1/A	333-207243	10.73	01/10/2017

10.37		Amended and Restated Securityholders Agreement by and among Wengen Alberta, Limited Partnership, Laureate Education, Inc. and the other parties thereto	8-K	001-38002	10.1	02/06/2017

Exhibit No.		Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.38		Amended and Restated Registration Rights Agreement by and among Wengen Alberta, Limited Partnership, Wengen Investments Limited, Laureate Education, Inc. and the other parties thereto	8-K	001-38002	10.2	02/06/2017

10.39	†	Amendment to the 2007 Stock Incentive Plan for Key Employees of Laureate Education, Inc. and its Subsidiaries	10-K	001-38002	10.76	03/29/2017

10.40	†	CEO Option Award Agreement, $17.00 per share exercise price	8-K	001-38002	10.3	02/06/2017

10.41	†	CEO Option Award Agreement, $21.32 per share exercise price	8-K	001-38002	10.4	02/06/2017

10.42		Form of Confirmation Letter, dated April 21, 2017, between Laureate Education, Inc. and the other party thereto	8-K	001-38002	10.1	04/27/2017

10.43	†	Separation Agreement and General Release, dated March 28, 2017, between Enderson Guimarães and Laureate Education, Inc., effective as of March 23, 2017	10-Q	001-38002	10.80	05/11/2017

10.44		Seventh Amendment to Amended and Restated Credit Agreement, Amendment to Security Documents, and Release of Foreign Obligations and Certain Credit Parties, dated April 26, 2017, among Laureate Education, Inc., Iniciativas Culturales de España S.L., as the foreign subsidiary borrower, certain domestic subsidiaries of Laureate Education, Inc., Citibank, N.A., as administrative agent and collateral agent, certain financial institutions, and others party thereto	10-Q	001-38002	10.81	05/11/2017

10.45		Second Amended and Restated Credit Agreement, dated as of April 26, 2017, among Laureate Education, Inc., the lending institutions party thereto from time to time, and Citibank, N.A., as administrative agent and collateral agent	10-Q	001-38002	10.82	05/11/2017

10.46		Amended and Restated Guarantee, dated as of April 26, 2017, by Laureate Education, Inc. and certain domestic subsidiaries of Laureate Education, Inc. party thereto from time to time, as guarantors, in favor of Citibank, N.A., as collateral agent	10-Q	001-38002	10.83	05/11/2017

Exhibit No.		Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.47		Amended and Restated Pledge Agreement, dated as of April 26, 2017, among Laureate Education, Inc. and certain domestic subsidiaries of Laureate Education, Inc. party thereto from time to time, as pledgors, and Citibank, N.A., as collateral agent	10-Q	001-38002	10.84	05/11/2017

10.48		Amended and Restated Security Agreement, dated as of April 26, 2017, among Laureate Education, Inc. and certain domestic subsidiaries of Laureate Education, Inc. party thereto from time to time, as grantors, and Citibank, N.A., as collateral agent	10-Q	001-38002	10.85	05/11/2017

10.49		Second Amended and Restated Collateral Agreement, dated as of April 26, 2017, between Walden University, LLC, certain other domestic subsidiaries of Laureate Education, Inc. from time to time, and Citibank, N.A., as collateral agent	10-Q	001-38002	10.86	05/11/2017

10.50	†	Laureate Education, Inc. Amended and Restated 2013 Long-Term Incentive Plan	8-K	001-38002	10.1	06/20/2017

10.51	†	Amended and Restated 2013 Long-Term Incentive Plan Form of Annual Performance Share Units Notice and Agreement for 2017	10-Q	001-38002	10.51	08/08/2017

10.52	†	Amended and Restated 2013 Long-Term Incentive Plan Form of Performance-based Stock Option Agreement for 2017	10-Q	001-38002	10.52	08/08/2017

10.53	†	Amended and Restated 2013 Long-Term Incentive Plan Form of Time-based Stock Option Agreement for 2017	10-Q	001-38002	10.53	08/08/2017

10.54	†	Amended and Restated 2013 Long-Term Incentive Plan Form of Restricted Stock Units Notice and Agreement for 2017	10-Q	001-38002	10.54	08/08/2017

10.55	†	Amended and Restated 2013 Long-Term Incentive Plan Form of Performance Share Units Notice and Agreement for 2017	10-Q	001-38002	10.55	08/08/2017

10.56	†	Amended and Restated 2013 Long-Term Incentive Plan Form of Performance-based Stock Option Agreement for 2017 for Certain Executives	10-Q	001-38002	10.56	08/08/2017

Exhibit No.		Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.57	†	Amended and Restated 2013 Long-Term Incentive Plan Form of Time-based Stock Option Agreement for 2017 for Certain Executives	10-Q	001-38002	10.57	08/08/2017

10.58	†	Amended and Restated 2013 Long-Term Incentive Plan Form of Restricted Stock Units Notice and Agreement for 2017 for Certain Executives	10-Q	001-38002	10.58	08/08/2017

10.59	†	Form of 2017-2018 Laureate Executive Cash Long-Term Bonus Plan for Certain Executives	10-Q	001-38002	10.59	08/08/2017

10.60	†	Separation Agreement and General Release, dated May 30, 2017, between Alfonso Martinez and Laureate Education, Inc., effective as of May 31, 2017	10-Q	001-38002	10.60	08/08/2017

10.61	†	Employment Offer Letter, dated August 15, 2017, between Laureate Education, Inc. and Victoria Silbey	10-Q	001-38002	10.61	11/08/2017

10.62	†	Separation Agreement and General Release, dated July 11, 2017, between Timothy F. Daniels and Laureate Education, Inc., effective December 31, 2017	10-Q	001-38002	10.62	11/08/2017

10.63	†	Separation Agreement and General Release, dated August 28, 2017, between Robert W. Zentz and Laureate Education, Inc., effective December 31, 2017	10-Q	001-38002	10.63	11/08/2017

10.64	†	Form of Stock Option Agreement with exercise price of $18.36 for certain executives	10-Q	001-38002	10.64	11/08/2017

10.65	†	Form of Stock Option Agreement with exercise price of $21.00 for certain executives	10-Q	001-38002	10.65	11/08/2017

10.66		First Amendment to Second Amended and Restated Credit Agreement, dated as of February 1, 2018 among Laureate Education, Inc., Citibank, N.A., as administrative agent and collateral agent, the other parties and financial institutions party thereto	8-K	001-38002	10.1	02/01/2018

Exhibit No.		Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.67	*†	Employment Offer Letter, dated November 6, 2017, between Laureate Education, Inc. and Jean-Jacques Charhon

10.68	*†	Transitional Employment Agreement, effective as of November 9, 2017, between Paula Singer and Laureate Education, Inc.

10.69	*†	Release Agreement, dated November 9, 2017, between Enderson Guimarães and Laureate Education, Inc.

10.70	*†	Chairman Compensation Agreement, dated December 29, 2017, between Douglas Becker and Laureate Education, Inc.

10.71	*†	Form of Stock Option Agreement for Jean-Jacques Charhon

21.1	*	List of Subsidiaries of the Registrant

23.1	*	Consent of PricewaterhouseCoopers LLP

31.1	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	*	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Ex. 101.INS	*	XBRL Instance Document

Ex. 101.SCH	*	XBRL Taxonomy Extension Schema Document

Ex. 101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

Ex. 101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

Ex. 101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

Ex. 101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

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

Δ
A form of such agreement was previously filed as Exhibit 10.64 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (File No. 333-207243) filed on December 15, 2016.

ΔΔ    A form of such agreement was previously filed as Exhibit 10.65 to Amendment No. 4 to the Company's Registration Statement on Form S-1(File No. 333-207243) filed on December 15, 2016.

ITEM 16.    FORM 10-K SUMMARY.

        None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAUREATE EDUCATION, INC.
By:	/s/ JEAN-JACQUES CHARHON
	Name:	Jean-Jacques Charhon
	Title:	Executive Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ EILIF SERCK-HANSSEN Eilif Serck-Hanssen	Chief Executive Officer and Director (Principal Executive Officer)	March 20, 2018
/s/ JEAN-JACQUES CHARHON Jean-Jacques Charhon	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 20, 2018
/s/ TAL DARMON Tal Darmon	Chief Accounting Officer, Senior Vice President and Global Corporate Controller (Principal Accounting Officer)	March 20, 2018
/s/ DOUGLAS L. BECKER Douglas L. Becker	Chairman of the Board	March 20, 2018
/s/ BRIAN F. CARROLL Brian F. Carroll	Director	March 20, 2018
/s/ ANDREW B. COHEN Andrew B. Cohen	Director	March 20, 2018
/s/ WILLIAM L. CORNOG William L. Cornog	Director	March 20, 2018

Name	Title	Date

/s/ PEDRO DEL CORRO Pedro del Corro	Director	March 20, 2018
/s/ MICHAEL J. DURHAM Michael J. Durham	Director	March 20, 2018
/s/ KENNETH W. FREEMAN Kenneth W. Freeman	Director	March 20, 2018
/s/ GEORGE MUÑOZ George Muñoz	Director	March 20, 2018
/s/ DR. JUDITH RODIN Dr. Judith Rodin	Director	March 20, 2018
/s/ IAN K. SNOW Ian K. Snow	Director	March 20, 2018
/s/ STEVEN M. TASLITZ Steven M. Taslitz	Director	March 20, 2018
/s/ QUENTIN VAN DOOSSELAERE Quentin Van Doosselaere	Director	March 20, 2018