Form 10-Q
period 2018-03-31
LAUREATE EDUCATION, INC.
filed 2018-05-09
CIK 912766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2018
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2018
Class A common stock, par value $0.004 per share	55,255,800 shares
Class B common stock, par value $0.004 per share	132,442,619 shares

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
IN THOUSANDS, except per share amounts

For the three months ended March 31,	2018	2017
	(Unaudited)	(Unaudited)
Revenues	$885,288	$855,933
Costs and expenses:
Direct costs	865,446	853,232
General and administrative expenses	47,301	65,567
Operating loss	(27,459)	(62,866)
Interest income	6,129	4,694
Interest expense	(69,465)	(102,633)
Loss on debt extinguishment	(7,481)	(1,515)
(Loss) gain on derivatives	(19,340)	12,147
Other income, net	2,406	436
Foreign currency exchange (loss) gain, net	(8,754)	2,290
Gain on sales of subsidiaries, net	298,041	—
Income (loss) from continuing operations before income taxes	174,077	(147,447)
Income tax (expense) benefit	(2,532)	27,094
Net income (loss)	171,545	(120,353)
Net income attributable to noncontrolling interests	(2,666)	(2,454)
Net income (loss) attributable to Laureate Education, Inc.	$168,879	$(122,807)

Accretion of Series A convertible redeemable preferred stock and other redeemable noncontrolling interests and equity	(57,403)	(38,876)
Net income (loss) available to common stockholders	$111,476	$(161,683)

Basic and diluted earnings (loss) per share:
Basic earnings (loss) per share	$0.59	$(1.05)
Diluted earnings (loss) per share	$0.59	$(1.05)

The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
IN THOUSANDS

For the three months ended March 31,	2018	2017
	(Unaudited)	(Unaudited)
Net income (loss)	$171,545	$(120,353)
Other comprehensive income:
Foreign currency translation adjustment, net of tax of $0 for both periods	83,369	103,396
Unrealized gain on derivative instruments, net of tax of $0 for both periods	2,210	2,592
Minimum pension liability adjustment, net of tax of $0	376	—
Total other comprehensive income	85,955	105,988
Comprehensive income (loss)	257,500	(14,365)
Net comprehensive income attributable to noncontrolling interests	(2,387)	(2,786)
Comprehensive income (loss) attributable to Laureate Education, Inc.	$255,113	$(17,151)

The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
IN THOUSANDS, except per share amounts

	March 31, 2018	December 31, 2017
Assets	(Unaudited)
Current assets:
Cash and cash equivalents (includes VIE amounts of $199,609 and $231,940, see Note 2)	$479,011	$468,733
Restricted cash	184,989	224,934
Receivables:
Accounts and notes receivable	786,145	535,176
Other receivables	21,474	21,551
Allowance for doubtful accounts	(196,159)	(198,802)
Receivables, net	611,460	357,925
Income tax receivable	25,150	41,178
Prepaid expenses and other current assets	134,615	93,461
Current assets held for sale	57,990	102,623
Total current assets (includes VIE amounts of $537,880 and $407,315, see Note 2)	1,493,215	1,288,854
Notes receivable, net	9,448	4,116
Property and equipment:
Land	402,781	397,153
Buildings	995,922	1,026,656
Furniture, equipment and software	1,238,810	1,188,211
Leasehold improvements	440,121	423,658
Construction in-progress	75,392	84,520
Accumulated depreciation and amortization	(1,257,674)	(1,185,294)
Property and equipment, net	1,895,352	1,934,904
Land use rights, net	2,735	2,713
Goodwill	1,942,335	1,954,666
Other intangible assets:
Tradenames	1,280,617	1,295,614
Other intangible assets, net	34,095	35,927
Deferred costs, net	67,061	64,128
Deferred income taxes	177,601	156,006
Derivative instruments	41,341	48,186
Other assets	261,727	214,218
Long-term assets held for sale	311,231	392,391
Total assets (includes VIE amounts of $1,375,479 and $1,419,579, see Note 2)	$7,516,758	$7,391,723
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)
IN THOUSANDS, except per share amounts

	March 31, 2018	December 31, 2017
Liabilities and stockholders' equity	(Unaudited)
Current liabilities:
Accounts payable	$82,825	$79,568
Accrued expenses	310,362	291,216
Accrued compensation and benefits	191,755	247,575
Deferred revenue and student deposits	675,455	312,422
Current portion of long-term debt	131,738	154,234
Current portion of due to shareholders of acquired companies	35,431	40,140
Income taxes payable	18,636	29,857
Derivative instruments	123	4,458
Other current liabilities	42,101	38,560
Current liabilities held for sale	103,340	176,719
Total current liabilities (includes VIE amounts of $425,234 and $341,147, see Note 2)	1,591,766	1,374,749
Long-term debt, less current portion	2,852,334	3,207,064
Due to shareholders of acquired companies, less current portion	39,512	39,429
Deferred compensation	14,594	14,470
Income taxes payable	81,321	112,576
Deferred income taxes	293,957	278,215
Derivative instruments	14,772	9,390
Other long-term liabilities	312,001	260,144
Long-term liabilities held for sale	86,853	94,407
Total liabilities (includes VIE amounts of $496,419 and $449,561, see Note 2)	5,287,110	5,390,444
Series A convertible redeemable preferred stock, par value $0.001 per share – 512 shares authorized, 401 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	447,881	400,276
Redeemable noncontrolling interests and equity	14,294	13,721
Stockholders' equity:
Preferred stock, par value $0.001 per share – 49,488 shares authorized, no shares issued and outstanding as of March 31, 2018 and December 31, 2017	—	—
Class A common stock, par value $0.004 per share – 700,000 shares authorized, 55,256 shares issued and outstanding as of March 31, 2018 and 55,052 shares issued and outstanding as of December 31, 2017	221	220
Class B common stock, par value $0.004 per share – 175,000 shares authorized, 132,443 shares issued and outstanding as of March 31, 2018 and December 31, 2017	530	530
Additional paid-in capital	3,383,778	3,446,206
Accumulated deficit	(772,283)	(946,236)
Accumulated other comprehensive loss	(839,322)	(925,556)
Total Laureate Education, Inc. stockholders' equity	1,772,924	1,575,164
Noncontrolling interests	(5,451)	12,118
Total stockholders' equity	1,767,473	1,587,282
Total liabilities and stockholders' equity	$7,516,758	$7,391,723
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
IN THOUSANDS

For the three months ended March 31,	2018	2017
Cash flows from operating activities	(unaudited)	(unaudited)
Net income (loss)	$171,545	$(120,353)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	67,762	64,514
(Gain) loss on sales of subsidiaries and disposal of property and equipment, net	(297,479)	345
Loss (gain) on derivative instruments	19,132	(12,267)
Loss on debt extinguishment	7,481	467
Non-cash interest expense	4,645	12,233
Non-cash share-based compensation expense	(3,756)	22,388
Bad debt expense	22,153	16,502
Deferred income taxes	(26,560)	(15,882)
Unrealized foreign currency exchange loss	1,082	1,079
Non-cash loss from non-income tax contingencies	2,121	4,037
Other, net	(315)	1,919
Changes in operating assets and liabilities:
Receivables	(268,434)	(267,480)
Prepaid expenses and other assets	(20,158)	(43,773)
Accounts payable and accrued expenses	(61,087)	(51,855)
Income tax receivable/payable, net	(14,810)	(8,907)
Deferred revenue and other liabilities	389,602	360,635
Net cash used in operating activities	(7,076)	(36,398)
Cash flows from investing activities
Purchase of property and equipment	(44,245)	(37,147)
Expenditures for deferred costs	(3,365)	(3,476)
Receipts from sales of subsidiaries and property and equipment, net of cash sold	359,510	126
Settlement of derivatives related to sale of subsidiaries	(9,960)	—
Property insurance recoveries	—	370
Payments from (to) related parties and affiliates	750	(347)
Net cash provided by (used in) investing activities	302,690	(40,474)
Cash flows from financing activities
Proceeds from issuance of long-term debt, net of original issue discount	188,563	6,790
Payments on long-term debt	(541,812)	(50,335)
Payments of deferred purchase price for acquisitions	(5,534)	(5,315)
Payments to purchase noncontrolling interests	(127)	—
Proceeds from issuance of convertible redeemable preferred stock, net of issuance costs	—	55,290
Payment of dividends on Series A Preferred Stock	(9,719)	—
Proceeds from initial public offering, net of issuance costs	—	456,888
Withholding of shares to satisfy tax withholding for vested stock awards	(803)	—
Payments of debt issuance costs	(148)	(600)
Noncontrolling interest holder's loan to subsidiaries	—	943
Distributions from noncontrolling interest holders	581	454
Net cash (used in) provided by financing activities	(368,999)	464,115
Effects of exchange rate changes on Cash and cash equivalents and Restricted cash	20,133	10,618
Change in cash included in current assets held for sale	23,585	—
Net change in Cash and cash equivalents and Restricted cash	(29,667)	397,861
Cash and cash equivalents and Restricted cash at beginning of period	693,667	654,284
Cash and cash equivalents and Restricted cash at end of period	$664,000	$1,052,145
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

The Company's shares are listed on the Nasdaq Global Select Market under the symbol ‘‘LAUR’’. In its initial public offering (IPO) on February 6, 2017, the Company sold 35,000 shares of its Class A common stock in the IPO at a price of $14.00 per share, resulting in net proceeds to the Company during the first quarter of 2017, after deducting underwriting discounts and commissions and offering expenses payable by us, of $456,888.

As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, (the 2017 Form 10-K) effective August 1, 2017, we changed our operating segments in order to realign our segments according to how our chief operating decision maker allocates resources and assesses performance. The segment changes resulted in Laureate increasing its number of operating segments from three to six, and is consistent with our goal of flattening our organizational structure to improve decision speed and operating effectiveness. As required, the segment information presented for comparative purposes for the three months ended March 31, 2017 has been revised to reflect this change.

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, these financial statements include all adjustments considered necessary to present a fair statement of our consolidated results of operations, financial position and cash flows. Operating results for any interim period are not necessarily indicative of the results that may be expected for the full year. These unaudited Consolidated Financial Statements should be read in conjunction with Laureate's audited Consolidated Financial Statements included in our 2017 Form 10-K.

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

As discussed further in Note 5, Dispositions, the number of our VIE institutions was reduced by one in January 2018 following the sale of LEI Lie Ying Limited (LEILY).

The VIEs in Brazil and Mexico comprise several not-for-profit foundations that have insignificant revenues and operating expenses. Selected Consolidated Statements of Operations information for VIEs was as follows, net of the charges related to the above-described contractual arrangements:

For the three months ended March 31,	2018	2017
Selected Statements of Operations information:
Revenues, by segment:
Brazil	$—	$—
Mexico	—	—
Andean & Iberian	55,036	48,311
Central America & U.S. Campuses	15,140	15,375
EMEAA	61,196	66,213
Revenues	131,372	129,899

Depreciation and amortization	11,023	12,823

Operating (loss) income, by segment:
Brazil	(18)	(21)
Mexico	(157)	(191)
Andean & Iberian	(39,262)	(41,923)
Central America & U.S. Campuses	(305)	1,055
EMEAA	12,771	11,887
Operating loss	(26,971)	(29,193)

Net loss	(22,468)	(20,112)
Net loss attributable to Laureate Education, Inc.	(22,728)	(20,936)

The following table reconciles the Net income (loss) attributable to Laureate Education, Inc. as presented in the table above, to the amounts in our Consolidated Statements of Operations:

For the three months ended March 31,	2018	2017
Net income (loss) attributable to Laureate Education, Inc.:
Variable interest entities	$(22,728)	$(20,936)
Other operations	(30,590)	30,707
Corporate and eliminations	222,197	(132,578)
Net income (loss) attributable to Laureate Education, Inc.	$168,879	$(122,807)

The following table presents selected assets and liabilities of the consolidated VIEs. Except for Goodwill, the assets in the table below include the assets that can be used only to settle the obligations for the VIEs. The liabilities in the table are liabilities for which the creditors of the VIEs do not have recourse to the general credit of Laureate.

Selected Consolidated Balance Sheet amounts for these VIEs were as follows:

	March 31, 2018		December 31, 2017
	VIE	Consolidated	VIE	Consolidated
Balance Sheets data:
Cash and cash equivalents	$199,609	$479,011	$231,940	$468,733
Current assets held for sale	—	57,990	22,246	102,623
Other current assets	338,271	956,214	153,129	717,498
Total current assets	537,880	1,493,215	407,315	1,288,854

Goodwill	198,683	1,942,335	192,230	1,954,666
Tradenames	96,949	1,280,617	110,577	1,295,614
Other intangible assets, net	—	34,095	—	35,927
Long-term assets held for sale	—	311,231	185,139	392,391
Other long-term assets	541,967	2,455,265	524,318	2,424,271
Total assets	1,375,479	7,516,758	1,419,579	7,391,723

Current liabilities held for sale	—	103,340	64,895	176,719
Other current liabilities	425,234	1,488,426	276,252	1,198,030
Long-term liabilities held for sale	—	86,853	41,732	94,407
Long-term debt and other long-term liabilities	71,185	3,608,491	66,682	3,921,288
Total liabilities	496,419	5,287,110	449,561	5,390,444

Total stockholders' equity	879,060	1,767,473	970,018	1,587,282
Total stockholders' equity attributable to Laureate Education, Inc.	878,689	1,772,924	948,966	1,575,164

On January 24, 2018, a new Higher Education Law (the New Law) was passed by the Chilean Congress. On March 27, 2018, the Constitutional Court declared unconstitutional Article 63 of the New Law, which would have prohibited for-profit organizations such as Laureate from controlling the boards of universities in Chile. As the Constitutional Court did not release its opinion until April 26, 2018, signature and enactment of the New Law is expected to occur in the second quarter of 2018. Among other things left intact by the Constitutional Court, the New Law prohibits conflicts of interests and related party transactions with certain exceptions, including the provision of services that are educational in nature or essential for the university's purposes. The New Law provides for a transition period. The incoming Chilean presidential administration, which took office on March 11, 2018, has the responsibility to implement the new legislative mandates and compliance processes.

The Company is currently reviewing the impact the New Law will have on its Chilean operations, including the extent to which it will affect existing contractual relationships that the Company maintains with the Chilean non-profit universities. As the New Law no longer contains provisions that prohibit Laureate from controlling the boards of the Chilean non-profit universities, but still requires the promulgation of new regulations and procedures that will be applicable to any commercial relationship that the

Company has with the Chilean non-profit universities, the Company has determined that it will continue to consolidate the three Chilean non-profit universities, which are accounted for as variable interest entities, and its Chilean real estate subsidiary.

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

The reconciliations of the beginning and ending balances of the Allowance for doubtful accounts were as follows:

For the three months ended March 31,	2018	2017
Balance at beginning of period	$204,252	$196,270
Additions: charges to bad debt expense	22,153	16,502
Additions: charges to other accounts (a)	—	503
Deductions (b)	(24,883)	(17,571)
Balance at end of period	$201,522	$195,704

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

Recently Adopted Accounting Standards

Accounting Standards Update (ASU) No. 2014-09, (ASU 2014-09), Revenue from Contracts with Customers (Topic 606)

On May 28, 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, which, along with amendments issued in 2015 and 2016, supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) 605, ‘‘Revenue Recognition’’ and most industry-specific guidance. The core principle of ASU 2014-09 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. We adopted Topic 606 as of January 1, 2018 using the modified retrospective transition method and elected to apply the standard only to contracts that are not completed as of that date. We recorded a net increase to opening retained earnings of approximately $1,400 as of January 1, 2018 due to the cumulative impact of adopting Topic 606, with the impact primarily related to the deferral of costs to obtain a contract which were previously expensed as incurred. The impact to revenues as a result of applying Topic 606 was an increase of $6,633 for the three months ended March 31, 2018.

In accordance with the requirements under Topic 606, the disclosure of the impact of adoption on our Consolidated Statement of Operations and Consolidated Balance Sheet was as follows:

	For the period ended March 31, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Statement of Operations data:
Revenues	$885,288	$878,655	$6,633

Costs and Expenses:
Direct costs	865,446	868,561	(3,115)
Income tax expense	(2,532)	(2,502)	30

Net income	171,545	161,827	9,718

	As of March 31, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Balance Sheet data:
Assets:
Deferred costs, net	67,061	62,528	4,533

Liabilities:
Deferred revenue and student deposits	675,455	682,088	(6,633)
Deferred income taxes	293,957	293,927	30

Equity:
Accumulated deficit	(772,283)	(783,419)	11,136

ASU No. 2016-15 (ASU 2016-15), Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued ASU 2016-15 in order to address the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. This standard addresses the following eight specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (COLIs) (including bank-owned life insurance policies (BOLIs)); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The amendments in this update apply to all entities, including both business entities and not-for-profit entities that are required to present a statement of cash flows under Topic 230. The Company adopted this standard beginning January 1, 2018, and it did not have a material effect on our Consolidated Financial Statements for the periods presented.

ASU No. 2016-16 (ASU 2016-16), Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory

In October 2016, the FASB issued ASU 2016-16 in order to improve the accounting for income tax consequences for intra-entity transfers of assets other than inventory. Prior to adopting this ASU, the recognition of current and deferred income taxes for an intra-entity transfer was prohibited until the asset was sold to a third party. The amendments in this ASU state that an entity should recognize income tax consequences of an intra-entity transfer when the transfer occurs. This aligns the recognition of income tax consequences for intra-entity transfers of assets with International Financing Reporting Standards (IFRS). Laureate adopted ASU 2016-16 effective January 1, 2018 and recorded a cumulative-effect adjustment to retained earnings of approximately $3,700.

ASU No. 2016-18 (ASU 2016-18), Statement of Cash Flows (Topic 230): Restricted Cash

In November 2016, the FASB issued ASU 2016-18 in order to address the diversity that exists in the classification and presentation of changes in restricted cash on the statement of cash flows under Topic 230, Statement of Cash Flows. The amendments in this ASU require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this ASU apply to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows under Topic 230. This ASU was adopted by Laureate beginning January 1, 2018 and resulted in a change in presentation within the Consolidated Statements of Cash Flows. As required, Laureate retrospectively applied the guidance to the prior period presented, which resulted in an increase of $3,432 and $1,114 in operating and investing cash flows, respectively, on the Consolidated Statement of Cash Flows for the three months ended March 31, 2017. As required by the ASU, we have provided a reconciliation from cash and cash equivalents as presented on our Consolidated Balance Sheets to cash, cash equivalents, and restricted cash as reported on our Consolidated Statements of Cash Flows. See Note 20, Supplemental Cash Flow Information, for this reconciliation, as well as a discussion of the nature of our restricted cash balances.

ASU No. 2017-07 (ASU 2017-07), Compensation - Retirement Benefits (Topic 715)

In March 2017, the FASB issued ASU 2017-07 in order to improve the presentation of net periodic pension cost and net periodic post retirement benefit cost. Prior to adoption of this ASU, these costs comprised several components that reflected different aspects of an employer's financial arrangements as well as the cost of benefits provided to employees, and were aggregated for reporting purposes. Under the amendments in this ASU, the service cost component of net periodic benefit cost is disaggregated and reported in the same line item(s) as other compensation costs arising from services rendered during the period, and the remaining components are presented on the income statement separately from the service cost component and outside a subtotal of income from operations, if presented. Laureate adopted ASU 2017-07 on January 1, 2018. Since the effect of ASU 2017-07 on prior periods presented was insignificant, we did not revise the Consolidated Statement of Operations for the three months ended March 31, 2017. For the three months ended March 31, 2018, the service cost component is included in Direct costs on our Consolidated Statement of Operations and the other components of net periodic benefit cost/(income), which totaled $237 for the three months ended March 31, 2018, are included in Other income, net on our Consolidated Statement of Operations.

Recently Issued Accounting Standards Not Yet Adopted

ASU No. 2016-02 (ASU 2016-02), Leases (Topic 842)

On February 25, 2016, the FASB issued ASU 2016-02. Lessees will need to recognize on their balance sheet a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of the lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs and uneven rent payments. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases). Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. The standard is effective for Laureate beginning January 1, 2019. The new standard must be adopted using a modified retrospective transition and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. We have completed our diagnostic assessment and have established a cross-functional implementation team which is in the process of identifying changes to our accounting policies, business processes, systems and internal controls in preparation for the implementation. We anticipate that ASU 2016-02 will have a material impact on our Consolidated Balance Sheets, as we will record significant asset and liability balances in connection with our leased properties. We are still evaluating the impact to our Consolidated Statements of Operations. We do not currently plan to early adopt this ASU.

Note 3. Revenue

Revenue Recognition

Laureate's revenues primarily consist of tuition and educational service revenues. We also generate other revenues from student fees, dormitory/residency fees and other education-related activities. These other revenues are less material to our overall financial results and have a tendency to trend with tuition revenues. Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. These revenues are recognized net of scholarships and other discounts, refunds, waivers and the fair value of any guarantees made by Laureate related to student financing programs. Laureate's institutions have various billing and academic cycles.

We determine revenue recognition through the five-step model prescribed by Topic 606 as follows:

•Identification of the contract, or contracts, with a customer;
•Identification of the performance obligations in the contract;
•Determination of the transaction price;
•Allocation of the transaction price to the performance obligations in the contract; and
•Recognition of revenue when, or as, we satisfy a performance obligation.

We assess collectibility on a portfolio basis prior to recording revenue. Generally, students cannot re-enroll for the next academic session without satisfactory resolution of any past-due amounts. If a student withdraws from an institution, Laureate's obligation to issue a refund depends on the refund policy at that institution and the timing of the student's withdrawal. Generally, our refund obligations are reduced over the course of the academic term. We record refunds as a reduction of deferred revenue as applicable.

The following table shows the components of Revenues by segment and as a percentage of total net revenue for the period ended March 31, 2018:

	Brazil	Mexico	Andean & Iberian	Central America & U.S. Campuses	EMEAA	Online & Partnerships	Corporate(1)	Total
Tuition and educational services	$202,103	$166,310	$208,769	$76,057	$171,058	$181,245	$—	$1,005,542	114%
Other	2,859	25,279	23,913	13,456	12,916	14,182	(3,725)	88,880	10%
Gross revenue	204,962	191,589	232,682	89,513	183,974	195,427	(3,725)	1,094,422	124%
Less: Discounts / waivers / scholarships	(82,170)	(35,690)	(16,452)	(10,486)	(36,940)	(27,396)	—	(209,134)	(24)%
Total	$122,792	$155,899	$216,230	$79,027	$147,034	$168,031	$(3,725)	$885,288	100%
(1) Includes the elimination of intersegment revenues.

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of accounting in ASC Topic 606. A contract’s transaction price is allocated to each performance obligation identified in the arrangement based on the relative standalone selling price of each distinct good or service in the contract and recognized as revenue when, or as, the performance obligation is satisfied. The primary method used to estimate standalone selling price is the adjusted market assessment approach, under which we evaluate the market and estimate the price that a customer would be willing to pay for the goods and services we provide.

Our performance obligations are primarily satisfied over time during the course of an academic semester or academic year. Laureate's transaction price is determined based on gross price, net of scholarships and other discounts, refunds, waivers and the fair value of any guarantees made by Laureate related to student financing programs. The majority of our revenue is derived from tuition and educational services agreements with students, and thus, is recognized over time on a weekly straight-line basis over each academic session. We view the knowledge gained by the student as the benefit which the student receives during the academic sessions. We use the output method to recognize tuition and educational services revenue as this method faithfully depicts our performance toward complete satisfaction of the performance obligation. Dormitory/residency revenues, which are included in the Other line item in the table above, are recognized over time throughout the occupancy period using the output method based on the proportional period of time elapsed which faithfully depicts our performance toward complete satisfaction of the performance obligation.

We have elected the optional exemption to not disclose amounts where the performance obligation is part of a contract that has an original expected duration of one year or less. We expect to recognize substantially all revenue on these remaining performance obligations over the next 12 months.

Contract Balances

The timing of billings, cash collections and revenue recognition results in accounts receivable (contract assets) and deferred revenue and student deposits (contract liabilities) on the Consolidated Balance Sheets. We have various billing and academic cycles and recognize student receivables when an academic session begins, although students generally enroll in courses prior to the start of the academic session. Receivables are recognized only to the extent that it is probable that we will collect substantially all of the consideration to which we are entitled in exchange for the goods and services that will be transferred to the student. We receive advance payments or deposits from our students before revenue is recognized, which are recorded as contract liabilities in deferred revenue and student deposits. Payment terms vary by university with some universities requiring payment in advance of the academic session and other universities allowing students to pay in installments over the term of the academic session.

All of our contract assets are considered accounts receivable and are included within the Accounts and notes receivable balance in the accompanying Consolidated Balance Sheets. Total accounts receivable from our contracts with students were $786,145 and $535,176 as of March 31, 2018 and December 31, 2017, respectively. In addition, as of March 31, 2018 and December 31, 2017, accounts receivable that were classified as assets held for sale were $15,434 and $34,744, respectively. The increase in the contract assets balance for the period ended March 31, 2018 is primarily driven by our enrollment cycle. The first calendar quarter generally coincides with the primary intake for some of our larger institutions. All contract asset amounts are classified as current.

Contract liabilities in the amount of $675,455 and $312,422 were included within the Deferred revenue and student deposits balance in the current liabilities section of the accompanying Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, respectively. In addition, as of March 31, 2018 and December 31, 2017, contract liabilities that were classified as liabilities held for sale were $46,335 and $94,951, respectively. The increase in the contract liability balance during the period ended March 31, 2018 is the result of semester billings and cash payments received in advance of satisfying performance obligations, offset by revenue recognized during that period. Revenue recognized for the three-month period ended March 31, 2018 that was included in the contract liability balance at the beginning of the year was approximately $217,000.

Costs to Obtain a Contract

Certain commissions and bonuses earned by third party agents and our employees are considered incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized over the period of benefit which ranges from two to four years. We determined the expected period of benefit, by university, as the expected student enrollment period. As of March 31, 2018 and December 31, 2017, the asset balances were $5,179 and $0, respectively, and the accumulated amortization balances were $646 and $0, respectively, both of which are included in Deferred costs, net, in the accompanying Consolidated Balance Sheets. The associated operating cost of $646 was recorded in Direct costs in the accompanying Consolidated Statement of Operations for the three months ended March 31, 2018. We also pay certain commissions and bonuses where the period of benefit is one year or less. We have elected the practical expedient available in ASC 340-40 whereby any incremental costs of obtaining a contract are recognized as an expense when incurred if the amortization period of the asset that would have been recognized is one year or less.

Practical Expedients and Optional Exemptions

We elected to adopt this standard using the modified retrospective approach with the cumulative effect of adoption recognized at the initial date of application. We have elected to apply the standard only to contracts that are not completed at the initial date of application.

As noted above, we recognize the incremental costs of obtaining a contract with a student as an expense when incurred in instances where the amortization period of the asset that we would have recognized is one year or less.

We have made an accounting policy election to exclude from the measurement of the transaction price all taxes assessed by governmental authorities that are both imposed on and concurrent with specific revenue-producing transactions and collected by the entity from our customers (e.g., sales, use, value added, some excise taxes).

Note 4. Assets Held for Sale

The Company has identified certain subsidiaries that may not reach a scale that will be meaningful for Laureate, or that represented a strategic sale opportunity, and has undertaken a process to sell these entities. As described in Note 5, Dispositions, several of these sale transactions closed during the first quarter of 2018. Several other sale transactions closed during the second quarter of 2018, as described in Note 21, Subsequent Events.

As of March 31, 2018, the subsidiaries in our EMEAA and Central America & U.S. Campuses segments that were classified as held for sale at December 31, 2017 in our 2017 Form 10-K and were not sold during the first quarter of 2018 continued to meet the criteria for classification as held for sale under ASC 360-10-45-9, "Long-Lived Assets Classified as Held for Sale." In addition, as described further below, during the first quarter of 2018, St. Augustine, a subsidiary in our Central America & U.S. Campuses segment that was not previously classified as held for sale, met the criteria for classification as held for sale. Accordingly, as of March 31, 2018, the assets and liabilities of these disposal groups were classified as held for sale and recorded at the lower of their carrying values or their estimated 'fair values less costs to sell.'

The amounts classified as held-for-sale assets and liabilities are subject to finalization. The carrying amounts of the major classes of long-lived assets and liabilities that were classified as held for sale as of March 31, 2018 are presented in the following tables:

Property and equipment, net	$195,770
Goodwill	68,459
Tradenames	32,312
Other long-term assets	14,690
Long-term assets held for sale	$311,231

Deferred revenue and student deposits	$46,335
Long-term debt, including current portion	78,289
Other liabilities	65,569
Total liabilities held for sale	$190,193

In the aggregate, revenues of the disposal groups represented approximately $65,000 and $57,000 of Laureate's total revenues during the three months ended March 31, 2018 and 2017, respectively.

University of St. Augustine for Health Sciences, LLC (St. Augustine)

On April 24, 2018, the Company and Exeter Street Holdings, LLC (the Seller) and St. Augustine, both of which are wholly owned subsidiaries of the Company, entered into a Membership Interest Purchase Agreement (the Purchase Agreement) with University of St. Augustine Acquisition Corp. (the Purchaser), an affiliate of Altas Partners LP. Pursuant to the Purchase Agreement, the Purchaser will purchase from the Seller all of the issued and outstanding membership interests of St. Augustine. As of March 31, 2018, St. Augustine has been classified as held for sale on our Consolidated Balance Sheet.
The transaction value under the Purchase Agreement is $400,000, subject to customary closing adjustments, and the parties expect that the transaction will close in late 2018, subject to required regulatory approvals, including approvals by the U.S. Department of Education and the WASC Senior College and University Commission, and customary closing conditions. For the fiscal year ended December 31, 2017, St. Augustine had $89,600 in revenue, $30,500 in operating income and $4,100 in depreciation and amortization, and as of March 31, 2018 had approximately 3,200 students.

Note 5. Dispositions

Sale of Cyprus and Italy Operations

As previously disclosed in our 2017 Form 10-K, on January 11, 2018, we completed the sale of European University-Cyprus Ltd (EUC) and Laureate Italy S.r.L. (Laureate Italy). Upon closing, we received gross proceeds of approximately 232,000 Euros (EUR) (approximately US $275,500, or approximately US $248,400 on the date of receipt net of cash sold), and recognized a total gain on sale for the three months ended March 31, 2018 of approximately $218,000, which includes the working capital settlement between the Company and the buyer that was completed during the second quarter of 2018. The Company used the proceeds from this transaction, along with borrowings on our revolving credit facility that were subsequently repaid with the China sale proceeds discussed below, to repay $350,000 of principal balance on our syndicated term loan that matures in April 2024 (the 2024 Term Loan), as discussed in Note 9, Debt.

Sale of China Operations

As previously disclosed in our 2017 Form 10-K, on January 25, 2018, we completed the sale of LEILY. At closing, the Company received initial gross proceeds totaling approximately $128,800 (approximately $110,800 net of cash sold), net of banker transaction fees and certain taxes and duties totaling approximately $16,000. Six months after the closing date, the buyer is required to pay to the Company the Hong Kong Dollar (HKD) equivalent of Chinese Renminbi (RMB) 120,000 (the First Holdback Payment, approximately US $19,100 at March 31, 2018). Twelve months after the closing date, the buyer is required to pay to the Company the HKD equivalent of RMB 60,000 (the Second Holdback Payment, approximately US $9,600 at March 31, 2018). Both the First Holdback Payment and the Second Holdback Payment are subject to deduction of any indemnifiable losses payable by the Company to the buyer pursuant to the sale purchase agreement. The remainder of the transaction value was paid into an escrow account and will be distributed to the Company pursuant to the terms and conditions of the escrow agreement.

In addition to the initial proceeds received, as of March 31, 2018, the Company has recorded a current receivable of approximately $28,700 for the First Holdback Payment and the Second Holdback Payment, as well as a long-term receivable of approximately $25,900 for the portion of the escrowed amount that the Company expects to receive. In addition, the Company has recorded a liability of approximately $16,500 related to loss contingencies for which we have indemnified the buyer. The Company recognized a gain on the sale of LEILY for the three months ended March 31, 2018 of approximately $80,000.

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

	March 31, 2018	December 31, 2017	Nominal Currency	Interest Rate %
Universidade Anhembi Morumbi (UAM Brazil)	$45,955	$45,206	BRL	CDI + 2%
University of St. Augustine for Health Sciences, LLC (St. Augustine)	11,550	11,550	USD	7%
Monash South Africa (MSA)	9,626	9,571	AUD	n/a
Universidad Tecnologica Centroamericana (UNITEC Honduras)	3,447	3,813	HNL	IIBC
Faculdade Porto-Alegrense (FAPA)	3,123	3,084	BRL	IGP-M
IADE Group	1,242	2,374	EUR	3%
CH Holding Netherlands B.V. (CH Holding)	—	3,971	USD	n/a
Total due to shareholders of acquired companies	74,943	79,569
Less: Current portion of due to shareholders of acquired companies	35,431	40,140
Due to shareholders of acquired companies, less current portion	$39,512	$39,429

AUD: Australian Dollar	CDI: Certificados de Depósitos Interbancários (Brazil)
BRL: Brazilian Real	IIBC: Índice de Inflación del Banco Central (Honduras)
EUR: European Euro	IGP-M: General Index of Market Prices (Brazil)
HNL: Honduran Lempira
USD: United States Dollar

Note 7. Business and Geographic Segment Information

Laureate’s educational services are offered through six operating segments: Brazil, Mexico, Andean & Iberian, Central America & U.S. Campuses, EMEAA and Online & Partnerships. Laureate determines its operating segments based on information utilized by the chief operating decision maker to allocate resources and assess performance. As previously disclosed in our 2017 Form 10-K, effective August 1, 2017, we changed our operating segments in order to realign our segments according to how our chief operating decision maker allocates resources and assesses performance. As required, the segment information presented for comparative purposes for the three months ended March 31, 2017 has been revised to reflect this change.

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

Public universities in Mexico enroll approximately two thirds of students attending post-secondary education. However, many public institutions are faced with capacity constraints or the quality of the education is considered low. Laureate owns two institutions and is present throughout the country with a footprint of over 40 campuses. Each institution in Mexico has a national license. Students in our Mexican institutions typically finance their own education.

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

As of March 31, 2018, the EMEAA segment included institutions in the European countries of Germany and Turkey, as well as locations in the Middle East, Africa and Asia Pacific consisting of campus-based institutions with operations in Australia, India, Malaysia, Morocco, New Zealand, South Africa and Thailand. Additionally, EMEAA manages nine licensed institutions in the Kingdom of Saudi Arabia and manages one additional institution in China through a joint venture arrangement. As discussed in Note 21, Subsequent Events, we completed the sales of our German and Moroccan operations in April 2018.

The Online & Partnerships segment includes fully online institutions operating globally that offer professionally oriented degree programs in the United States through Walden University, a U.S.-based accredited institution, and through the University of Liverpool and the University of Roehampton in the United Kingdom. These online institutions primarily serve working adults with undergraduate and graduate degree program offerings. Students in the United States finance their education in a variety of ways, including Title IV programs.

Intersegment transactions are accounted for in a similar manner as third-party transactions and are eliminated in consolidation. The Corporate amounts presented in the following tables includes corporate charges that were not allocated to our reportable segments and adjustments to eliminate intersegment items.

We evaluate segment performance based on Adjusted EBITDA, which is a non-GAAP performance measure defined as Income (loss) from continuing operations before income taxes and equity in net income of affiliates, adding back the following items: Gain on sales of subsidiaries, net, Foreign currency exchange (loss) gain, net, Other income, net, (Loss) gain on derivatives, Loss on debt extinguishment, Interest expense, Interest income, Depreciation and amortization expense, Loss on impairment of assets, Share-based compensation expense and expenses related to our Excellence-in-Process (EiP) initiative. EiP is an enterprise-wide initiative to optimize and standardize Laureate’s processes, creating vertical integration of procurement, information technology, finance, accounting and human resources. It includes the establishment of regional shared services organizations (SSOs) around the world, as well as improvements to the Company's system of internal controls over financial reporting. We have also expanded the EiP initiative into other back- and mid-office areas, as well as certain student-facing activities.

When we review Adjusted EBITDA on a segment basis, we exclude intercompany revenues and expenses, related to network fees and royalties between our segments, which eliminate in consolidation. We use total assets as the measure of assets for reportable segments.

The following tables provide financial information for our reportable segments, including a reconciliation of Adjusted EBITDA to Income (loss) from continuing operations before income taxes, as reported in the Consolidated Statements of Operations:

For the three months ended March 31,	2018	2017
Revenues
Brazil	$122,792	$116,833
Mexico	155,899	150,859
Andean & Iberian	216,230	181,151
Central America & U.S. Campuses	79,027	76,371
EMEAA	147,034	159,833
Online & Partnerships	168,031	177,066
Corporate	(3,725)	(6,180)
Revenues	$885,288	$855,933
Adjusted EBITDA of reportable segments
Brazil	$(26,016)	$(39,125)
Mexico	30,443	37,874
Andean & Iberian	(6,894)	(18,469)
Central America & U.S. Campuses	17,637	17,094
EMEAA	23,278	29,796
Online & Partnerships	44,974	54,095
Total Adjusted EBITDA of reportable segments	83,422	81,265
Reconciling items:
Corporate	(35,934)	(32,666)
Depreciation and amortization expense	(67,762)	(64,514)
Loss on impairment of assets	—	—
Share-based compensation expense	3,756	(22,388)
EiP expenses	(10,941)	(24,563)
Operating loss	(27,459)	(62,866)
Interest income	6,129	4,694
Interest expense	(69,465)	(102,633)
Loss on debt extinguishment	(7,481)	(1,515)
(Loss) gain on derivatives	(19,340)	12,147
Other income, net	2,406	436
Foreign currency exchange (loss) gain, net	(8,754)	2,290
Gain on sales of subsidiaries, net	298,041	—
Income (loss) from continuing operations before income taxes	$174,077	$(147,447)

	March 31, 2018	December 31, 2017
Assets
Brazil	$1,270,981	$1,256,364
Mexico	1,045,381	969,400
Andean & Iberian	2,318,081	2,117,317
Central America & U.S. Campuses	366,058	376,070
EMEAA	870,789	1,022,569
Online & Partnerships	1,280,811	1,294,147
Corporate	364,657	355,856
Total assets	$7,516,758	$7,391,723

Note 8. Goodwill

The change in the net carrying amount of Goodwill from December 31, 2017 through March 31, 2018 was composed of the following items:

	Brazil	Mexico	Andean & Iberian	Central America & U.S. Campuses	EMEAA	Online & Partnerships	Total
Goodwill	$493,373	$503,373	$321,762	$154,759	$117,413	$460,740	$2,051,420
Accumulated impairment loss	—	—	—	(96,754)	—	—	(96,754)
Balance at December 31, 2017	493,373	503,373	321,762	58,005	117,413	460,740	1,954,666
Acquisitions	—	—	—	—	—	—	—
Dispositions	—	—	—	—	—	—	—
Reclassification to Long-term assets held for sale	—	—	—	(58,005)	—	—	(58,005)
Impairments	—	—	—	—	—	—	—
Currency translation adjustments	(699)	38,756	8,121	—	(504)	—	45,674
Adjustments to prior acquisitions	—	—	—	—	—	—	—
Balance at March 31, 2018	$492,674	$542,129	$329,883	$—	$116,909	$460,740	$1,942,335

Note 9. Debt

Outstanding long-term debt was as follows:

	March 31, 2018	December 31, 2017
Senior long-term debt:
Senior Secured Credit Facility (stated maturity dates April 2022 and April 2024), net of discount	$1,292,452	$1,625,344
Senior Notes (stated maturity dates May 2025)	800,000	800,000
Total senior long-term debt	2,092,452	2,425,344
Other debt:
Lines of credit	60,915	55,799
Notes payable and other debt	758,416	753,439
Total senior and other debt	2,911,783	3,234,582
Capital lease obligations and sale-leaseback financings	172,684	234,356
Total long-term debt	3,084,467	3,468,938
Less: total unamortized deferred financing costs	100,395	107,640
Less: current portion of long-term debt	131,738	154,234
Long-term debt, less current portion	$2,852,334	$3,207,064

$78,289 of long-term debt, including the current portion, is included in the held-for-sale liabilities recorded on the Consolidated Balance Sheet as of March 31, 2018. For further description of the held-for-sale amounts, see Note 4, Assets Held for Sale.

Estimated Fair Value of Debt

The estimated fair value of our debt was determined using observable market prices, as the majority of our securities, including the Senior Secured Credit Facility and the Senior Notes due 2025, are traded in a brokered market. The fair value of our remaining debt instruments approximates carrying value based on their terms. As of March 31, 2018 and December 31, 2017, our long-term debt was classified as Level 2 within the fair value hierarchy, based on the frequency and volume of trading in the brokered market. The estimated fair value of our debt was as follows:

	March 31, 2018		December 31, 2017
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Total senior and other debt	$2,911,783	$2,974,383	$3,234,582	$3,293,258

Amendment to Senior Secured Credit Facility - 2024 Term Loan

On February 1, 2018, we amended our Senior Secured Credit Facility to reduce the interest rate on our 2024 Term Loan. In connection with this transaction, we also prepaid $350,000 of the principal balance of the 2024 Term Loan in addition to $1,239 of accrued interest using the proceeds from the sale of our Cyprus and Italy operations, along with borrowings on our revolving credit facility that were subsequently repaid with the China sale proceeds. As a result of the $350,000 prepayment, there will be no further quarterly principal payments required and the remaining balance will be due at maturity.

Pursuant to this amendment, the interest rate margins applicable to the 2024 Term Loan were amended to 3.50% for LIBOR term loans and 2.50% for ABR term loans and such interest rate margins will no longer be based upon the Company’s consolidated total debt to consolidated EBITDA ratio. The amendment effectively reduces the current interest rate margins applicable to the outstanding term loans, which prior to the amendment was based on the Company’s consolidated total debt to consolidated EBITDA ratio, by 100 basis points, from 4.50% to 3.50% for LIBOR term loans, and 3.50% to 2.50% for ABR term loans. The amended credit agreement also provides for a prepayment premium with respect to the outstanding term loans. The prepayment premium equals one percent (1%) of the amount of the term loans that are subject to certain repricing transactions occurring on or prior to August 1, 2018.

Certain Covenants

As of March 31, 2018, our senior long-term debt contained certain negative covenants including, among others: (1) limitations on additional indebtedness; (2) limitations on dividends; (3) limitations on asset sales, including the sale of ownership interests in subsidiaries and sale-leaseback transactions; and (4) limitations on liens, guarantees, loans or investments. The Second Amended and Restated Credit Agreement provides, solely with respect to the Revolving Credit Facility, that the Company shall not permit its Consolidated Senior Secured Debt to Consolidated EBITDA ratio, as defined in the Second Amended and Restated Credit Agreement, to exceed 4.50x as of the last day of each quarter ending June 30, 2017 through September 30, 2017, 3.75x as of the last day of each quarter ending December 31, 2017 through March 31, 2018, and 3.50x as of the last day of each quarter ending June 30, 2018 and thereafter. However, the agreement also provides that if (i) the Company’s Consolidated Total Debt to Consolidated EBITDA ratio, as defined in the Second Amended and Restated Credit Agreement, is not greater than 4.75x as of such date and (ii) less than 25% of the Revolving Credit Facility is utilized as of that date, then such financial covenant shall not apply. As of March 31, 2018, these conditions were satisfied and, therefore, we were not subject to the leverage ratio covenant. In addition, notes payable at some of our locations contain financial maintenance covenants.

Note 10. Commitments and Contingencies

Noncontrolling Interest Holder Put Arrangements and Company Call Arrangements

The following section provides a summary table and description of the various noncontrolling interest holder put arrangements that Laureate had outstanding as of March 31, 2018. Laureate has elected to accrete changes in the arrangements’ redemption values over the period from the date of issuance to the earliest redemption date. The redeemable noncontrolling interests are recorded at the greater of the accreted redemption value or the traditional noncontrolling interest. Until the first exercise date, the put instruments’ reported values may be lower than the final amounts that will be required to settle the minority put arrangements. As of March 31, 2018, the carrying value of all noncontrolling interest holder put arrangements was $12,015, which includes accreted incremental value of $12,899 in excess of traditional noncontrolling interests.

If the minority put arrangements were all exercised at March 31, 2018, Laureate would be obligated to pay the noncontrolling interest holders an estimated amount of $12,015, as summarized in the following table:

	Nominal Currency	First Exercisable Date	Estimated Value as of March 31, 2018 redeemable within 12-months:	Reported Value
Noncontrolling interest holder put arrangements
INTI Education Holdings Sdn Bhd (Inti Holdings) - 10.10%	MYR	Current	$9,979	$9,979
Pearl Retail Solutions Private Limited (Pearl) - 10%	INR	Current	1,972	1,972
Stamford International University (STIU) - Puttable preferred stock of TEDCO	THB	Current	64	64
Total noncontrolling interest holder put arrangements			12,015	12,015
Puttable common stock - not currently redeemable	USD	*	—	2,279
Total redeemable noncontrolling interests and equity			$12,015	$14,294
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

Series A Convertible Redeemable Preferred Stock

As disclosed in our 2017 Form 10-K, in December 2016 and January 2017, the Company issued an aggregate of 400 shares of convertible redeemable preferred stock (the Series A Preferred Stock) for total gross proceeds of $400,000. The Series A Preferred Stock included a Beneficial Conversion Feature (BCF) that was contingent on a qualified IPO (as defined in the Certificate of Designations governing the terms of the Series A Preferred Stock), which was consummated on February 6, 2017. Accordingly, during the first quarter of 2017, the Company recorded the BCF at its estimated fair value as a reduction of the carrying value of the Series A Preferred Stock and an increase to Additional Paid-In Capital. The accretion of this BCF reduced net income available to common stockholders in the calculation of earnings per share, as shown in Note 16, Earnings (Loss) Per Share. The total BCF of $265,368 was accreted using a constant yield approach over a one-year period. For the three months ended March 31, 2018, we recorded total accretion on the Series A Preferred Stock of $57,324, and paid cash dividends on the Series A Preferred Stock of $9,719. As of March 31, 2018 and December 31, 2017 the Series A Preferred Stock had a carrying value of $447,881 and $400,276, respectively.

The Company and each holder of shares of the Company’s Series A Preferred Stock could elect to convert all of the shares of Series A Preferred Stock into shares of Class A Common Stock one day following the first anniversary of the closing of the Company’s initial public offering, which occurred on February 6, 2017. However, the Company was not permitted to convert any shares of Series A Preferred Stock until there was an effective registration statement available to permit the holders of Series A Preferred Stock to sell the underlying shares of Class A Common Stock. As discussed in Note 21, Subsequent Events, on April 23, 2018, immediately after the Company’s shelf registration statement on Form S-3 became effective, all of the issued and outstanding shares of the Series A Preferred Stock were converted into 36,143 shares of the Company’s Class A common stock, par value $0.004 per share.

Other Loss Contingencies

Laureate is subject to legal actions arising in the ordinary course of its business. In management's opinion, we have adequate legal defenses, insurance coverage and/or accrued liabilities with respect to the eventuality of such actions. We do not believe that any settlement would have a material impact on our Consolidated Financial Statements. Refer to Note 18, Legal and Regulatory Matters, for a discussion of certain matters.

Contingent Liabilities for Taxes

As of March 31, 2018 and December 31, 2017, Laureate has recorded cumulative liabilities totaling $76,112 and $74,318, respectively, for taxes other-than-income tax, principally payroll-tax-related uncertainties recorded at the time of an acquisition. The changes in this recorded liability are related to acquisitions, interest and penalty accruals, changes in tax laws, expirations of statutes of limitations, settlements and changes in foreign currency exchange rates. The terms of the statutes of limitations on these contingencies vary but can be up to 10 years. This liability is included in Other long-term liabilities on the Consolidated Balance Sheets. We have also recorded current liabilities for taxes other-than-income tax of $142 and $138, respectively, as of March 31, 2018 and December 31, 2017, in Other current liabilities on the Consolidated Balance Sheets. Changes in the recorded values of non-income tax contingencies impact operating income and interest expense, while changes in the related indemnification assets impact only operating income. The total decreases to operating income for adjustments to non-income tax contingencies and indemnification assets were $2,121 and $4,037, respectively, for the three months ended March 31, 2018 and 2017.

In addition, as of March 31, 2018 and December 31, 2017, Laureate has recorded cumulative liabilities for income tax contingencies of $64,380 and $100,404, respectively. As of March 31, 2018 and December 31, 2017, indemnification assets primarily related to acquisition contingencies were $116,944 and $98,493, respectively. These indemnification assets primarily cover contingencies for income taxes and taxes other-than-income taxes. In addition, we have identified certain contingencies, primarily tax-related, that we have assessed as being reasonably possible of loss, but not probable of loss, and could have an adverse effect on the Company’s results of operations if the outcomes are unfavorable. In most cases, Laureate has received indemnifications from the former owners and/or noncontrolling interest holders of the acquired businesses for contingencies, and therefore, we do not believe we will sustain an economic loss even if we are required to pay these additional amounts. In cases where we are not indemnified, the unrecorded contingencies are not individually material and are primarily in Brazil. In the aggregate, we estimate that the reasonably possible loss for these unrecorded contingencies in Brazil could be up to approximately $46,000 if the outcomes were unfavorable in all cases.

Other Loss Contingencies

Laureate has accrued liabilities for certain civil actions against our institutions, a portion of which existed prior to our acquisition of these entities. Laureate intends to vigorously defend against these matters. As of March 31, 2018 and December 31, 2017, approximately $60,000 and $22,000, respectively, of loss contingencies were included in Other long-term liabilities and Other current liabilities on the Consolidated Balance Sheets. The increase is primarily due to loss contingencies recorded as a result of the sale of LEILY in China, as discussed in Note 5, Dispositions, as well as loss contingencies in the Brazil segment for which we are indemnified by the former owner and have recorded a corresponding indemnification asset.

Material Guarantees – Student Financing

Chile

The accredited Chilean institutions in the Laureate network also participate in a government-sponsored student financing program known as Crédito con Aval del Estado (the CAE Program). The CAE Program was formally implemented by the Chilean government in 2006 to promote higher education in Chile for lower socio-economic level students in good academic standing. The CAE Program involves tuition financing and guarantees that are provided by our institutions and the government. As part of the CAE Program, these institutions provide guarantees which result in contingent liabilities to third-party financing institutions, beginning at 90% of the tuition loans made directly to qualified students enrolled through the CAE Program and declining to 60% over time. The guarantees by these institutions are in effect during the period in which the student is enrolled, and the guarantees are assumed entirely by the government upon the student’s graduation. When a student leaves one of Laureate's institutions and enrolls in another CAE-qualified institution, the Laureate institution will remain guarantor of the tuition loans that have been granted up to the date of transfer, and until the student's graduation from a CAE-qualified institution. The maximum potential amount of payments our institutions could be required to make under the CAE Program was approximately $545,000 and $527,000 at March 31, 2018 and December 31, 2017, respectively. This maximum potential amount assumes that all students in the CAE Program do not graduate, so that our guarantee would not be assigned to the government, and that all students default on the full amount of the CAE-qualified loan balances. As of March 31, 2018 and December 31, 2017, we recorded $33,575 and $27,073, respectively, as estimated long-term guarantee liabilities for these obligations.

Material Guarantees – Other

In conjunction with the purchase of UNP Brazil, Laureate pledged all of the acquired shares as a guarantee of our payments of rents as they become due. In the event that we default on any payment, the pledge agreement provides for a forfeiture of the relevant pledged shares. In the event of forfeiture, Laureate may be required to transfer the books and management of UNP to the former owners.

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

In connection with a loan agreement entered into by a Laureate subsidiary in Peru, all of the shares of UPN Peru, one of our universities, were pledged to the third-party lender as a guarantee of the payment obligations under the loan.

Standby Letters of Credit, Surety Bonds and Other Commitments

As of March 31, 2018 and December 31, 2017, Laureate's outstanding letters of credit (LOCs) and surety bonds primarily consisted of the items discussed below.

As of March 31, 2018 and December 31, 2017, we had approximately $136,700 and $136,900, respectively, posted as LOCs in favor of the Department of Education (DOE). These LOCs were required to allow Walden, Kendall, NewSchool and St. Augustine to continue participating in the DOE Title IV program. These LOCs are fully collateralized with cash equivalents and certificates of deposit, which are classified as Restricted cash on our March 31, 2018 and December 31, 2017 Consolidated Balance Sheets.

As of March 31, 2018 and December 31, 2017, we had $0 and $39,505, respectively, posted as cash collateral for LOCs related to the Spain Tax Audits. As discussed in Note 15, Income Taxes, the cash collateral for these LOCs was released during the first quarter of 2018 and used for payments to the Spanish taxing authorities in order to stop additional interest from accruing while the appeals process continues. The cash collateral for these LOCs was classified as Restricted cash on our December 31, 2017 Consolidated Balance Sheet.

As part of our normal operations, our insurers issue surety bonds on our behalf, as required by various state education authorities in the United States. We are obligated to reimburse our insurers for any payments made by the insurers under the surety bonds. As of March 31, 2018 and December 31, 2017, the total face amount of these surety bonds was $14,927 and $13,980, respectively. These bonds are fully collateralized with cash, which was classified as Restricted cash on our March 31, 2018 and December 31, 2017 Consolidated Balance Sheets.

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

Note 11. Financing Receivables

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

Laureate’s financing receivables balances were as follows:

	March 31, 2018	December 31, 2017
Financing receivables	$37,411	$22,977
Allowance for doubtful accounts	(8,984)	(8,411)
Financing receivables, net of allowances	$28,427	$14,566

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

	Chile	Other	Total
As of March 31, 2018
Amounts past due less than one year	$11,302	$797	$12,099
Amounts past due one year or greater	3,121	1,405	4,526
Total past due (on non-accrual status)	14,423	2,202	16,625
Not past due	19,190	1,596	20,786
Total financing receivables	$33,613	$3,798	$37,411

As of December 31, 2017
Amounts past due less than one year	$6,800	$1,300	$8,100
Amounts past due one year or greater	3,551	1,335	4,886
Total past due (on non-accrual status)	10,351	2,635	12,986
Not past due	8,494	1,497	9,991
Total financing receivables	$18,845	$4,132	$22,977

The following is a rollforward of the Allowance for doubtful accounts related to financing receivables for the three months ended March 31, 2018 and 2017, grouped by country portfolio:

	Chile	Other	Total
Balance at December 31, 2017	$(6,107)	$(2,304)	$(8,411)
Charge-offs	331	—	331
Recoveries	(1)	(7)	(8)
Reclassifications	—	39	39
Provision	(731)	23	(708)
Currency adjustments	(164)	(63)	(227)
Balance at March 31, 2018	$(6,672)	$(2,312)	$(8,984)

Balance at December 31, 2016	$(6,209)	$(2,966)	$(9,175)
Charge-offs	911	27	938
Recoveries	—	(3)	(3)
Reclassifications	—	—	—
Provision	(450)	35	(415)
Currency adjustments	(66)	(19)	(85)
Balance at March 31, 2017	$(5,814)	$(2,926)	$(8,740)

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

The number of financing receivable accounts and the pre- and post-modification account balances modified under the terms of a TDR during the three months ended March 31, 2018 and 2017 were as follows:

	Number of Financing Receivable Accounts	Pre-Modification Balance Outstanding	Post-Modification Balance Outstanding
2018	409	$1,372	$1,262
2017	281	$1,169	$1,086

The preceding table represents accounts modified under the terms of a TDR during the three months ended March 31, 2018, whereas the following table represents accounts modified as a TDR between January 1, 2017 and March 31, 2018 that subsequently defaulted during the three months ended March 31, 2018:

	Number of Financing Receivable Accounts	Balance at Default
Total	138	$339

The following table represents accounts modified as a TDR between January 1, 2016 and March 31, 2017 that subsequently defaulted during the three months ended March 31, 2017:

	Number of Financing Receivable Accounts	Balance at Default
Total	82	$327

Note 12. Share-based Compensation

Share-based compensation expense was as follows:

For the three months ended March 31,	2018	2017
Stock options, net of estimated forfeitures	$(7,166)	$19,281
Restricted stock awards	3,410	3,107
Total	$(3,756)	$22,388

The negative stock options expense for the three months ended March 31, 2018 relates to the correction of an immaterial error recorded in the prior year.

Note 13. Stockholders' Equity

The components of net changes in stockholders' equity were as follows:

	Laureate Education, Inc. Stockholders
	Class A Common Stock		Class B Common Stock		Additional paid-in capital	(Accumulated deficit) retained earnings	Accumulated other comprehensive (loss) income	Non-controlling interests	Total stockholders' equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	55,052	$220	132,443	$530	$3,446,206	$(946,236)	$(925,556)	$12,118	$1,587,282
Adoption of accounting standards	—	—	—	—	—	5,074	—	—	5,074
Balance at January 1, 2018	55,052	220	132,443	530	3,446,206	(941,162)	(925,556)	12,118	1,592,356
Non-cash stock compensation	—	—	—	—	(3,756)	—	—	—	(3,756)
Conversion of Class B shares to Class A shares	59	—	(59)	—	—	—	—	—	—
Vesting of restricted stock, net of shares withheld to satisfy tax withholding	145	1	59	—	(804)	—	—	—	(803)
Distributions from noncontrolling interest holders	—	—	—	—	—	—	—	581	581
Change in noncontrolling interests	—	—	—	—	(468)	—	—	(20,575)	(21,043)
Accretion of redeemable noncontrolling interests and equity	—	—	—	—	(76)	—	—	—	(76)
Accretion of Series A Convertible Redeemable Preferred Stock	—	—	—	—	(57,324)	—	—	—	(57,324)
Reclassification of redeemable noncontrolling interests and equity	—	—	—	—	—	—	—	38	38
Net income	—	—	—	—	—	168,879	—	2,666	171,545
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	—	—	83,648	(279)	83,369
Unrealized gain on derivatives, net of tax of $0	—	—	—	—	—	—	2,210	—	2,210
Minimum pension liability adjustment, net of tax of $0	—	—	—	—	—	—	376	—	376
Balance at March 31, 2018	55,256	$221	132,443	$530	$3,383,778	$(772,283)	$(839,322)	$(5,451)	$1,767,473

As described in Note 2, Significant Accounting Policies, the change in opening retained earnings from the adoption of accounting standards comprises an increase of approximately $1,400 from the cumulative impact of adopting Topic 606 and an increase of approximately $3,700 from the cumulative impact of adopting ASU 2016-16.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (AOCI) in our Consolidated Balance Sheets includes the accumulated translation adjustments arising from translation of foreign subsidiaries' financial statements, the unrealized gains on derivatives designated as cash flow hedges, and the accumulated net gains or losses that are not recognized as components of net periodic benefit cost for our minimum pension liability. The components of these balances were as follows:

	March 31, 2018			December 31, 2017
	Laureate Education, Inc.	Noncontrolling Interests	Total	Laureate Education, Inc.	Noncontrolling Interests	Total
Foreign currency translation loss	$(843,573)	$(312)	$(843,885)	$(927,221)	$(33)	$(927,254)
Unrealized gain on derivatives	6,867	—	6,867	4,657	—	4,657
Minimum pension liability adjustment	(2,616)	—	(2,616)	(2,992)	—	(2,992)
Accumulated other comprehensive loss	$(839,322)	$(312)	$(839,634)	$(925,556)	$(33)	$(925,589)

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

The reported fair values of our derivatives, which are classified in Derivative instruments on our Consolidated Balance Sheets, were as follows:

	March 31, 2018	December 31, 2017
Derivatives designated as hedging instruments:
Long-term assets:
Interest rate swaps	$12,733	$6,046
Long-term liabilities:
Net investment cross currency swaps	6,642	1,451
Derivatives not designated as hedging instruments:
Long-term assets:
Contingent redemption features - Series A Preferred Stock	28,608	42,140
Current liabilities:
Interest rate swaps	123	179
Cross currency and interest rate swaps	—	4,279
Long-term liabilities:
Cross currency and interest rate swaps	8,130	7,939
Total derivative instrument assets	$41,341	$48,186
Total derivative instrument liabilities	$14,895	$13,848

Derivatives Designated as Hedging Instruments

Cash Flow Hedge - 2024 Term Loan Interest Rate Swaps

In May 2017, Laureate entered into, and designated as cash flow hedges, four pay-fixed, receive-floating amortizing interest rate swaps with notional amounts of $100,000, $100,000, $200,000 and $300,000, respectively. These notional amounts match the corresponding principal of the 2024 Term Loan borrowings of which these swaps are effectively hedging the interest payments. As such, the notional values amortize annually based on the terms of the agreements to match the principal borrowings as they are repaid. These swaps effectively fix the floating interest rate on the term loan to reduce exposure to variability in cash flows attributable to changes in the USD-LIBOR-BBA swap rate. All four swaps have an effective date of May 31, 2017 and mature on May 31, 2022. The terms of the swaps require Laureate to pay interest on the basis of fixed rates of 1.756%, 1.796%, 1.796% and 1.763% on the $100,000, $100,000, $200,000 and $300,000 notional values, respectively. Laureate will receive interest for all four swaps on the basis of one-month USD-LIBOR-BBA, with a floor of 1%. The swaps are determined to be 100% effective; therefore, the amount of gain or loss recognized in income on the ineffective portion of derivative instruments designated as hedging instruments was $0. During the next 12 months, approximately $2,300 is expected to be reclassified from AOCI into income. As of March 31, 2018, these interest rate swaps had an estimated fair value of $12,733, which was recorded in Derivative instruments as a long-term asset.

Net Investment Hedge - Cross Currency Swaps

In December 2017, Laureate entered into two EUR-USD cross currency swaps to hedge the foreign currency exchange volatility on operations of our Euro functional currency subsidiaries and better match our cash flows with the currencies in which our debt obligations are denominated. Both swaps have an effective date of December 22, 2017 and a maturity date of November 2, 2020, and were designated at inception as effective net investment hedges. At maturity on the first swap Laureate will deliver the notional amount of EUR 50,000 and receive USD $59,210 at an implied exchange rate of 1.1842. At maturity on the second swap Laureate will deliver the notional amount of EUR 50,000 and receive USD $59,360 at an implied exchange rate of 1.1872. Semiannually until maturity, Laureate is obligated to pay 5.63% and receive 8.25% on EUR 50,000 and USD $59,210, respectively, on the first swap and pay 5.6675% and receive 8.25% on EUR 50,000 and USD $59,360, respectively, on the second swap. The swaps are determined to be 100% effective; therefore, the amount of gain or loss recognized in income on the ineffective portion of derivative instruments designated as hedging instruments was $0. As of March 31, 2018, these swaps had an estimated fair value of $6,642, which was recorded in Derivative Instruments as a long-term liability.

The table below shows the total recorded unrealized gain (loss) in Comprehensive income (loss) for the derivatives designated as hedging instruments. The impact of these derivative instruments on Comprehensive income (loss), Interest expense and AOCI for the three months ended March 31, 2018, and 2017 were as follows:

	Gain (Loss) Recognized in Comprehensive Income (Effective Portion)		Income Statement Location	Loss Reclassified from AOCI to Income (Effective Portion)
	2018	2017		2018	2017
Interest rate swaps	$6,688	$2,592	Interest expense	$(297)	$(2,687)
Net investment cross currency swaps	(4,478)	—	N/A	—	—
Total	$2,210	$2,592		$(297)	$(2,687)

Derivatives Not Designated as Hedging Instruments

Derivatives related to Series A Preferred Stock Offering

The Company identified several embedded derivatives associated with the issuance of the Series A Preferred Stock as discussed in Note 10, Commitments and Contingencies. The embedded derivatives are related to certain contingent redemption features of the Series A Preferred Stock. As of March 31, 2018 and December 31, 2017, the estimated fair values of these derivatives were assets of $28,608 and $42,140, respectively, and were recorded in Derivative instruments as long-term assets on the Consolidated Balance Sheets. The decrease in estimated fair value during the three months ended March 31, 2018 of $13,533 was recorded as an unrealized loss on derivatives in the Consolidated Statement of Operations. As discussed in Note 21, Subsequent Events, the Series A Preferred Stock was converted to Class A common stock on April 23, 2018; accordingly, the estimated fair value of this derivative at the conversion date was reclassified into equity in April 2018. These derivatives were not designated as hedges for accounting purposes thus the changes in estimated fair value were recognized as a component of earnings.

THINK Interest Rate Swaps

Laureate acquired THINK on December 20, 2013, and financed a portion of the purchase price by borrowing AUD 45,000 (US $34,655 at March 31, 2018) under a syndicated facility agreement in the form of two term loans of AUD 22,500 each. The terms of the syndicated facility agreement required THINK to enter into an interest rate swap within 45 days from the agreement's December 20, 2013 effective date, in order to convert at least 50% of the AUD 45,000 of term loan debt from a variable interest rate based on the BBSY bid rate, an Australia bank rate, to a fixed interest rate. Accordingly, on January 31, 2014, THINK executed an interest rate swap agreement with an original notional amount of AUD 22,500 to satisfy this requirement and converted AUD 22,500 (US $17,327 at December 31, 2017) of the variable rate component of the term loan debt to a fixed interest rate of 3.86%. The notional amount of the swap decreases quarterly based on the terms of the agreement, and the swap matures on December 20, 2018. This interest rate swap was not designated as a hedge for accounting purposes, and had an estimated fair value of $123 and $179 at March 31, 2018 and December 31, 2017, respectively, which was recorded in Derivative instruments as a current liability.

EUR to USD Foreign Currency Swaps

In December 2017, the Company entered into a total of six EUR to USD forward exchange swap agreements in connection with the sale of EUC and Laureate Italy, as discussed in Note 5, Dispositions. The purpose of the swaps was to mitigate the risk of foreign currency exposure on the sale proceeds. The swaps had an aggregate notional amount of EUR 200,000 and matured on January 16, 2018, resulting in a total realized loss on derivatives of $9,960. The swaps were not designated as hedges for accounting purposes.

CLP to Unidad de Fomento (UF) Cross Currency and Interest Rate Swaps

The cross currency and interest rate swap agreements are intended to provide a better correlation between our debt obligations and operating currencies. In 2010, one of our subsidiaries in Chile entered into four cross currency and interest rate swap agreements. One of the swaps matures on December 1, 2024, and the remaining three mature on July 1, 2025 (the CLP to UF cross currency and interest rate swaps). The UF is a Chilean inflation-adjusted unit of account. The four swaps have an aggregate notional amount of approximately $31,000, and convert CLP-denominated, floating-rate debt to fixed-rate UF-denominated debt. The CLP to UF cross currency and interest rate swaps were not designated as hedges for accounting purposes. As of March 31, 2018 and December 31, 2017, these swaps had an estimated fair value of $8,130 and $7,939, respectively, which was recorded in Derivative instruments as a long-term liability.

Components of the reported (Loss) gain on derivatives not designated as hedging instruments in the Consolidated Statements of Operations were as follows:

For the three months ended March 31,	2018	2017
Unrealized (Loss) Gain
Contingent redemption features - Series A Preferred	$(13,533)	$12,223
Cross currency and interest rate swaps	4,305	18
Interest rate swaps	56	26
	(9,172)	12,267
Realized Loss
Cross currency and interest rate swaps	(10,168)	(120)
	(10,168)	(120)
Total (Loss) Gain
Contingent redemption features - Series A Preferred	(13,533)	12,223
Cross currency and interest rate swaps	(5,863)	(102)
Interest rate swaps	56	26
(Loss) gain on derivatives, net	$(19,340)	$12,147

Credit Risk and Credit-Risk-Related Contingent Features
Laureate’s derivatives expose us to credit risk to the extent that the counterparty may possibly fail to perform its contractual obligation. The amount of our credit risk exposure is equal to the fair value of the derivative when any of the derivatives are in a net gain position. As of March 31, 2018 and December 31, 2017, the estimated fair values of derivatives in a gain position were $41,341 and $48,186, respectively; however, this carrying value relates primarily to the redemption rights of the holders of the Series A Preferred Stock, which do not expose us to credit risk. Our counterparty credit risk is currently limited to the 2024 Term Loan Interest Rate Swaps with aggregate fair values in a gain position of $12,733 as of March 31, 2018.

Laureate has limited its credit risk by only entering into derivative transactions with highly rated major financial institutions. We have not entered into collateral agreements with our derivatives' counterparties. At March 31, 2018, one institution which was rated Aa3, four institutions which were rated A1 and one institution which was rated A3 by the global rating agency of Moody's Investors Service accounted for all of Laureate's derivative credit risk exposure.

Laureate's agreements with its derivative counterparties contain a provision under which we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to a default on the indebtedness. As of March 31, 2018 and December 31, 2017, we had not breached any default provisions and had not posted any collateral related to these agreements. If we had breached any of these provisions, we could have been required to settle the obligations under the derivative agreements for an amount that we believe would approximate their estimated fair value of $14,895 as of March 31, 2018 and $13,848 as of December 31, 2017.

Note 15. Income Taxes

Laureate uses the liability method to account for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For interim purposes, we also apply ASC 740-270, "Income Taxes - Interim Reporting."

Laureate's income tax provisions for all periods consist of federal, state and foreign income taxes. The tax provisions for the three months ended March 31, 2018 and 2017 were based on estimated full-year effective tax rates, after giving effect to significant items related specifically to the interim periods, including the mix of income for the period between higher-taxed and lower-taxed jurisdictions. Laureate has operations in multiple countries, several of which have statutory tax rates lower than the United States or are tax-exempt entities, and other operations that are loss-making entities for which it is not more likely than not that a tax benefit will be realized on the loss.

The Tax Cuts & Jobs Act (TCJA)

TCJA was enacted in December 2017. Among other things, the TCJA reduces the U.S. federal corporate tax rate from 35% to 21% beginning in 2018, requires companies to pay a one-time transition tax on previously unremitted earnings of non-U.S. subsidiaries that were previously tax deferred and creates new taxes on certain foreign-sourced earnings. The SEC staff issued Staff Accounting Bulletin (SAB) 118, which provides guidance on accounting for enactment effects of the TCJA. SAB 118 provides a measurement period of up to one year from the TCJA’s enactment date for companies to complete their accounting under ASC 740. In accordance with SAB 118, to the extent that a company’s accounting for certain income tax effects of the TCJA is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in its financial statements. If a company cannot determine a provisional estimate to be included in its financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the TCJA.

Transition tax: The transition tax is a tax on previously untaxed accumulated and current earnings and profits (E&P) of certain of the Company’s non-U.S. subsidiaries. To determine the amount of the transition tax, Laureate must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. Laureate was able to make a reasonable estimate of the transition tax and recorded a provisional obligation resulting in additional tax expense of $149,800 in the fourth quarter of 2017. However, Laureate was able to offset this liability with 2017 losses and, under alternative minimum tax, up to 90% of the remaining liability, with existing net operating losses, resulting in a net liability of $3,200. Additionally, the TCJA repeals the corporate alternative minimum tax prospectively. Thus, Laureate recorded a deferred tax asset for an amount equal to the payable under the alternative minimum tax, resulting in no net income tax expense related to the transition tax. The Company is continuing to gather additional information and will consider additional technical guidance to more precisely compute and account for the amount of the transition tax. This amount may change when Laureate finalizes the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and finalizes the amounts held in cash or other specified assets.

Remeasurement of deferred tax assets/liabilities: Laureate remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse, which is generally 21% under the TCJA and recorded a tax benefit in the amount of $66,900. Additionally, Laureate recorded a tax benefit related to the valuation allowance release, net of rate adjustment, on the deferred tax assets other than NOLs that, when realized, will become indefinite-lived NOLs in the amount of $70,700. During the first quarter of 2018, the company recorded an additional benefit of $3,200 related to release of valuation allowance for state conformity. Laureate is still analyzing certain aspects of the TCJA, including state conformity, considering additional technical guidance, and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.

Permanent Reinvestment: Laureate also is considering other impacts of the 2017 enactment of the TCJA including, but not limited to, effects on the Company’s indefinite-reinvestment assertion. Laureate previously has not provided deferred taxes on unremitted earnings attributable to international companies that have been considered to be reinvested indefinitely. Laureate is still analyzing the full effects of the TCJA, which may cause some reassessment of previous indefinite-reinvestment assertions with respect to certain jurisdictions.

Global low-taxed income (GILTI): Laureate is considering the potential impacts of the GILTI provision within the TCJA on deferred tax assets/liabilities. During the first quarter of 2018, the Company estimated the GILTI provision based on guidance and data available at that time. Currently, Laureate has not yet elected a policy as to whether it will recognize deferred taxes for basis differences expected to reverse as GILTI or whether Laureate will account for GILTI as period costs if and when incurred. Laureate is not aware of other elements of the TCJA for which the Company was not yet able to make reasonable estimates of the enactment impact and for which it would continue accounting for them in accordance with ASC 740 on the basis of the tax laws in effect before the TCJA.

ICE Audit

As previously disclosed in our 2017 Form 10-K, during 2010 and 2013, Laureate was notified by the Spain Tax Authorities (STA) that two tax audits of our Spanish subsidiaries were being initiated for 2006 through 2007, and for 2008 through 2010, respectively. On June 29, 2012, the STA issued a final assessment to Iniciativas Culturales de España, S.L. (ICE), our Spanish holding company, for EUR 11,051 ($13,700 at March 31, 2018), including interest, for the 2006 through 2007 period. Laureate has appealed this final assessment related to the 2006 through 2007 period and issued a cash-collateralized letter of credit in July 2012, in order to continue the appeal process. In October 2015, the STA issued a final assessment to ICE for the 2008 through 2010 period for approximately EUR 17,187 (approximately US $21,300 at March 31, 2018), including interest, for those three years. In order to continue the appeals process, we issued cash-collateralized letters of credit for the 2008 to 2010 period assessment amount, plus interest and surcharges. As of December 31, 2017 we had issued total cash-collateralized letters of credit for the ICE tax audit matters of EUR 33,282 (US $39,505 at December 31, 2017), as also described in Note 10, Commitments and Contingencies.

During the quarter ended June 30, 2015, the Company reassessed its position regarding the ICE tax audit matters as a result of recent adverse decisions from the Spanish Supreme Court and the Spanish National Court on cases for taxpayers with similar facts and determined that it could no longer support a more-likely-than-not position. As a result, during 2015, the Company recorded a provision totaling EUR 37,610 (approximately US $42,100). The Company plans to continue the appeals process for the periods already audited and assessed. During the second quarter of 2016, we were notified by the STA that tax audits of the Spanish subsidiaries were also being initiated for 2011 and 2012, and in July 2017 the tax audit was extended to include 2013; no assessments have yet been issued for these years. Also, during the second quarter of 2016, the Regional Administrative Court issued a decision against the Company on its appeal. The Company has further appealed at the Highest Administrative Court level, which appeal was rejected on January 23, 2018. The Company has appealed both decisions to the National Court. In the first quarter of 2018, the Company made payments to the STA totaling approximately EUR 29,600 (approximately US $36,800 at March 31, 2018) in order to reduce the amount of future interest that could be incurred as the appeals process continues. The payments were made using the restricted cash that had collateralized the letters of credit discussed above and reduced the liability that had been recorded for this income tax contingency.

Note 16. Earnings (Loss) Per Share

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

The following tables summarize the computations of basic and diluted earnings per share:

For the three months ended March 31,	2018	2017
Numerator used in basic and diluted earnings (loss) per common share:
Income (loss) from continuing operations attributable to Laureate Education, Inc.	$168,879	$(122,807)

Accretion of redemption value of redeemable noncontrolling interests and equity	(76)	5,822
Adjusted for: accretion related to noncontrolling interests and equity redeemable at fair value	(3)	(5,438)
Accretion of Series A convertible redeemable preferred stock	(57,324)	(39,260)
Subtotal: accretion of Series A convertible redeemable preferred stock and other redeemable noncontrolling interests and equity	(57,403)	(38,876)
Net income (loss) available to common stockholders	$111,476	$(161,683)

Denominator used in basic and diluted earnings (loss) per common share:
Basic weighted average shares outstanding	187,765	154,301
Effect of dilutive stock options	—	—
Effect of dilutive restricted stock units	463	—
Dilutive weighted average shares outstanding	188,228	154,301

Basic and diluted earnings (loss) per share:
Basic earnings (loss) per share	$0.59	$(1.05)
Diluted earnings (loss) per share	$0.59	$(1.05)

The shares of Class A common stock that will be issued upon completion of the conversion of the Series A Preferred Stock are not included in the calculation of diluted EPS as the effect would have been antidilutive. The following table summarizes the number of stock options and shares of restricted stock that were excluded from the diluted EPS calculations because the effect would have been antidilutive:

For the three months ended March 31,	2018	2017
Stock options	9,840	12,296
Restricted stock	265	499

Note 17. Related Party Transactions

Corporate

Transactions between Laureate and Affiliates of Wengen Alberta, Limited Partnership (Wengen)

As part of the issuance and sale of shares of the Company’s Series A Preferred Stock in December 2016, KKR and Snow Phipps, affiliates of Wengen, our controlling stockholder, purchased from the Company 60 and 15 shares of Series A Preferred Stock, respectively. During the three months ended March 31, 2018, the Company paid cash dividends on the Series A Preferred Stock totaling $9,719, of which $1,822 was paid to KKR and Snow Phipps. As discussed in Note 21, Subsequent Events, all shares of Series A Preferred Stock were converted to Class A common stock on April 23, 2018.

EMEAA

Morocco

Transactions between Laureate and Noncontrolling Interest Holder of Laureate Somed Education Holding SA (Laureate Somed)

Laureate Somed is 60% owned and consolidated by Laureate and is the entity that operates Université Internationale de Casablanca, our institution in Morocco. The 40% noncontrolling interest holder of Laureate Somed has made loans to Laureate Somed, and as of March 31, 2018 and December 31, 2017, we had total related party payables of $9,294 and $8,953, respectively, to the noncontrolling interest holder of Laureate Somed for the outstanding balance on these loans plus accrued interest.

As discussed in Note 21, Subsequent Events, on April 13, 2018, the Company, along with the noncontrolling interest holder, completed the sale of Laureate Somed.

Note 18. Legal and Regulatory Matters

Laureate is subject to legal proceedings arising in the ordinary course of business. In management's opinion, we have adequate legal defenses, insurance coverage, and/or accrued liabilities with respect to the eventuality of these actions. Management believes that any settlement would not have a material impact on Laureate's financial position, results of operations, or cash flows. For further description, see our 2017 Form 10-K.

Update on Turkey Regulatory Matters

The Company previously disclosed in its 2017 Form 10-K that, on April 18, 2017, Istanbul Bilgi University (Bilgi) received from the Turkish Higher Education Council (the YÖK) the results of its 2015-2016 annual audit (the 2015-2016 Annual Audit) and that the Company was appealing the result of that audit. The YÖK also conducted a supplemental audit of the 2015-2016 academic year (the 2015-2016 Supplemental Audit) and the annual audit of the 2016-2017 academic year (the 2016-2017 Annual Audit). On April 6, 2018, Bilgi received the results of the 2015-2016 Supplemental Audit and the 2016-2017 Annual Audit by resolutions of the YÖK which, among other things, approved a portion of the payments previously made by Bilgi to a subsidiary of the Company for management, operational and student services and intellectual property and disallowed and required reimbursement of a portion of such payments. In order to comply with the resolutions of the YÖK and avoid sanctions, Bilgi has complied with those resolutions and the Company has reimbursed to Bilgi the disallowed payments; however, it has appealed the YÖK’s decision on the 2015-2016 Annual Audit in the Turkish court system and is currently considering actions to contest the YÖK’s decisions pursuant to the 2015-2016 Supplemental Audit and the 2016-2017 Annual Audit, including an appeal to the YÖK.

Note 19. Fair Value Measurement

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

Derivative instruments

Laureate uses derivative instruments as economic hedges for bank debt, foreign exchange fluctuations and interest rate risk. Their values are derived using valuation models commonly used for derivatives. These valuation models require a variety of inputs, including contractual terms, market prices, forward-price yield curves, notional quantities, measures of volatility and correlations of such inputs. Our valuation models also reflect measurements for credit risk. Laureate concluded that the fair values of our derivatives are based on unobservable inputs, or Level 3 assumptions. The significant unobservable input used in the fair value measurement of the Company's derivative instruments is our own credit risk. Holding other inputs constant, a significant increase (decrease) in our own credit risk would result in a significantly lower (higher) fair value measurement for the Company's derivative instruments.

Laureate’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2018 were as follows:

	Total	Level 1	Level 2	Level 3
Assets
Derivative instruments	$41,341	$—	$—	$41,341
Liabilities
Derivative instruments	$14,895	$—	$—	$14,895

Laureate’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2017 were as follows:

	Total	Level 1	Level 2	Level 3
Assets
Derivative instruments	$48,186	$—	$—	$48,186
Liabilities
Derivative instruments	$13,848	$—	$—	$13,848

The changes in our Level 3 Derivative instruments measured at fair value on a recurring basis for the three months ended March 31, 2018 were as follows:

Total Assets (Liabilities)
Balance December 31, 2017	$34,338
Losses included in earnings:
Unrealized losses, net	(9,172)
Realized losses, net	(10,168)
Included in other comprehensive income	2,210
Settlements	10,168
Currency translation adjustment and other	(930)
Balance March 31, 2018	$26,446
Unrealized losses, net, relating to derivatives held at March 31, 2018	$(9,172)

The following table presents quantitative information regarding the significant unobservable inputs utilized in the fair value measurements of the Company's assets/(liabilities) classified as Level 3 as of March 31, 2018:

	Fair Value at March 31, 2018	Valuation Technique	Unobservable Input	Range/Input Value
Contingent redemption features - Series A Preferred Stock	$28,608	Monte Carlo Simulation Method	Credit Risk	5.11%
Derivative instruments - cross currency and interest rate swaps	$(2,162)	Discounted Cash Flow	Credit Risk	3.42%

Note 20. Supplemental Cash Flow Information

Reconciliation of Cash and cash equivalents and Restricted cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets, as well as the March 31, 2017 balance. The March 31, 2018 and March 31, 2017 balances sum to the amounts shown in the Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017:

	March 31, 2018	March 31, 2017	December 31, 2017
Cash and cash equivalents	$479,011	$856,306	$468,733
Restricted cash	184,989	195,839	224,934
Total Cash and cash equivalents and Restricted cash shown in the Consolidated Statements of Cash Flows	$664,000	$1,052,145	$693,667
Restricted cash includes cash equivalents held to collateralize standby letters of credit in favor of the DOE. In addition, Laureate may at times have restricted cash in escrow pending potential acquisition transactions, hold a United States deposit for a letter of credit in lieu of a surety bond, or otherwise have cash that is not immediately available for use in current operations. See also Note 10, Commitments and Contingencies.

Note 21. Subsequent Events

Sale of German Operations

On April 12, 2018, LEI European Investments B.V., a Netherlands private limited liability company (LEI BV), and Laureate International B.V., a Netherlands private limited liability company (Laureate International), both of which are indirect, wholly owned subsidiaries of Laureate Education, Inc., executed and closed a Sale and Purchase Agreement (the Laureate Germany SPA) with Global University Systems Germany B.V., a Netherlands private limited liability company (Global University Systems). Pursuant to the Laureate Germany SPA, Global University Systems purchased from LEI BV all of the issued and outstanding shares of capital stock of Laureate Germany Holding GmbH and its consolidated institutions, including the University of Applied Sciences Europe and Laureate Academies GmbH (collectively, Laureate Germany), and Laureate International guaranteed the obligations of LEI BV under the Laureate Germany SPA. Upon completion of the sale, LEI BV received gross proceeds of EUR 1,000 (approximately US $1,200 at the date of receipt). In connection with this transaction, the Company contributed capital to Laureate Germany of approximately $3,600, and will pay estimated real estate transfer taxes of approximately $800. For the fiscal year ended December 31, 2017, Laureate Germany had $23,400 in revenue and $22,200 in operating loss, which included an impairment loss of $16,000 and $1,200 in depreciation and amortization expense. As of March 31, 2018, Laureate Germany had approximately 2,600 students.

Sale of Moroccan Operations

As previously reported in our 2017 Form 10-K, on November 29, 2017, Laureate Middle East Holdings B.V., a Netherlands private limited liability company and an indirect, wholly owned subsidiary of the Company (LMEH), and La Société Maroc Emirats Arabes Unis de Développement, a Morocco company (SOMED and, together with LMEH, the Sellers), Laureate I B.V., a Netherlands private limited liability company and an indirect, wholly owned subsidiary of the Company (the Guarantor), and UPM Pédagogique, a Morocco company (the Purchaser), entered into a Share Purchase Agreement (the Laureate Somed SPA), pursuant to which the Purchaser agreed to purchase from the Sellers all of the issued and outstanding capital shares of Laureate Somed Holding, a Morocco company (Laureate Somed), for a total transaction value of 500,000 Moroccan Dirhams, and the Guarantor agreed to guarantee certain obligations of LMEH under the Laureate Somed SPA. The transaction closed on April 13, 2018, and LMEH received net proceeds of 300,000 Moroccan Dirhams (approximately US $32,500 at the exchange rate on that date). Prior to the consummation of the sale, LMEH owned approximately 60% of the capital shares of Laureate Somed, while SOMED owned the remaining approximately 40% of the capital shares of Laureate Somed. Laureate Somed is the operator of Université Internationale de Casablanca, a comprehensive campus-based university in Casablanca, Morocco. For the fiscal year ended December 31, 2017, Laureate Somed, in which the Company had a 60% interest, had $11,500 in revenue and $800 in operating loss, which included $1,100 in depreciation and amortization expense. As of March 31, 2018, Laureate Somed had approximately 1,100 students.

Conversion of Series A Preferred Stock into Class A Common Stock

On April 23, 2018, immediately after the Company’s shelf registration statement on Form S-3 became effective and in accordance with and subject to the terms and conditions set forth in the Certificate of Designations of the Company's Series A Preferred Stock, filed with the Secretary of State of the State of Delaware on December 20, 2016 (the Certificate of Designations), all of the issued and outstanding shares of the Company’s Series A Preferred Stock were converted into 36,143 shares of the Company’s Class A common stock, par value $0.004 per share.

Signing of Sale Agreement for St. Augustine

As discussed in Note 4, Assets Held for Sale, on April 24, 2018 we signed an agreement to sell St. Augustine. The transaction value under the Purchase Agreement is $400,000, subject to customary closing adjustments, and the Company expects that the transaction will close in late 2018, subject to required regulatory approvals, including approvals by the U.S. Department of Education and the WASC Senior College and University Commission, and customary closing conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains ‘‘forward-looking statements’’ within the meaning of the federal securities laws, which involve risks and uncertainties. You can identify forward-looking statements because they contain words such as ‘‘believes,’’ ‘‘expects,’’ ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘seeks,’’ ‘‘approximately,’’ ‘‘intends,’’ ‘‘plans,’’ ‘‘estimates’’ or ‘‘anticipates’’ or similar expressions that concern our strategy, plans or intentions. All statements we make relating to estimated and projected earnings, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. All of these forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those we expected. We derive most of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, including, without limitation, in conjunction with the forward-looking statements included in this Form 10-Q, are disclosed in ‘‘Item 1—Business, Item 1A—Risk Factors’’ of our 2017 Form 10-K and in ‘‘Item 1A—Risk Factors’’ of this Quarterly Report on Form 10-Q. Some of the factors that we believe could affect our results include:

•	the risks associated with conducting our increasingly global operations, including complex business, foreign currency, political, legal, regulatory, tax and economic risks;

•	our ability to effectively manage the growth of our business, implement a common operating model and platform, and increase our operating leverage;

•	the development and expansion of our global education network and programs and the effect of new technology applications in the educational services industry;

•	our ability to complete planned divestitures and make strategic acquisitions, and to successfully integrate and operate acquired businesses;

•	the effect of existing international and U.S. laws and regulations governing our business or changes to those laws and regulations or in their application to our business;

•	changes in the political, economic and business climate in the international or the U.S. markets where we operate;

•	risks of downturns in general economic conditions and in the educational services and education technology industries, that could, among other things, impair our goodwill and intangible assets;

•	possible increased competition from other educational service providers;

•	market acceptance of new service offerings by us or our competitors and our ability to predict and respond to changes in the markets for our educational services;

•	the effect on our business and results of operations from fluctuations in the value of foreign currencies;

•	our ability to attract and retain key personnel;

•	the fluctuations in revenues due to seasonality;

•	our ability to generate anticipated savings from our Excellence in Process (‘‘EiP’’) program or our shared services organizations (‘‘SSOs’’);

•	our ability to maintain proper and effective internal controls or remediate any of our current material weaknesses necessary to produce accurate financial statements on a timely basis;

•	our focus on a specific public benefit purpose and producing a positive effect for society may negatively influence our financial performance;

•	the future trading prices of our Class A common stock and the impact of any securities analysts’ reports on these prices; and

•	our ability to maintain and, subsequently, increase tuition rates and student enrollments in our institutions.

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

Introduction

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (the ‘‘MD&A’’) is provided to assist readers of the financial statements in understanding the results of operations, financial condition and cash flows of Laureate Education, Inc. This MD&A should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. The consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q are presented in U.S. dollars (USD) rounded to the nearest thousand, with the amounts in MD&A rounded to the nearest tenth of a million. Therefore, discrepancies in the tables between totals and the sums of the amounts listed may occur due to such rounding. Our MD&A is presented in the following sections:

•	Overview;

•	Results of Operations;

•	Liquidity and Capital Resources;

•	Critical Accounting Policies and Estimates;

•	Recently Issued Accounting Standards; and

•	Disposition Metrics.

Overview

Our Business

We are the largest global network of degree-granting higher education institutions with more than one million students enrolled at our 63 institutions in 22 countries on more than 200 campuses as of March 31, 2018, which we collectively refer to as the Laureate International Universities network. We participate in the global higher education market, which was estimated to account for revenues of approximately $1.5 trillion in 2015, according to Global Silicon Valley (GSV). We believe the global higher education market presents an attractive long-term opportunity, primarily because of the large and growing imbalance between the supply and demand for quality higher education around the world. Advanced education opportunities drive higher earnings potential, and we believe the projected growth in the middle-class population worldwide and limited government resources dedicated to higher education create substantial opportunities for high-quality private institutions to meet this growing and unmet demand. Our outcomes-driven strategy is focused on enabling millions of students globally to prosper and thrive in the dynamic and evolving knowledge economy.

In 1999, we made our first investment in higher education and, since that time, we have developed into the global leader in higher education, based on the number of students, institutions and countries making up our network. As of March 31, 2018, our global network of 63 institutions comprised 52 institutions we owned or controlled, and an additional 11 institutions that we managed or with which we had other relationships. We have six reporting segments as described below. We group our institutions by geography in: 1) Brazil; 2) Mexico; 3) Andean & Iberian; 4) Central America & U.S. Campuses; and 5) Europe, Middle East, Africa and Asia Pacific (EMEAA) for reporting purposes. Our sixth segment, Online & Partnerships, includes fully online institutions that operate globally.

Assets Held For Sale

As discussed in Note 4, Assets Held for Sale, of our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, the Company has identified certain subsidiaries in our EMEAA and Central America & U.S. Campuses segments that may not reach a scale that will be meaningful for Laureate, or that represented a strategic sale opportunity, and has undertaken a process to sell these entities. As described in Note 5, Dispositions, of our consolidated financial statements, several of these sale transactions closed during the first quarter of 2018. The sales of Germany and Morocco closed during the second quarter of 2018, as described in Note 21, Subsequent Events, of our consolidated financial statements. As the sale transactions are completed in 2018 they will cause reductions to, among other things, our future institution counts, country counts, enrollment and revenues. There are notes included in various sections of the MD&A to aid in identifying these future impacts. For the sale transactions that have closed thus far in 2018, refer to the Disposition Metrics section of the MD&A for information on the historical operational metrics of the entities that we have divested.

Our Segments

United Kingdom
Germany
Spain
Portugal
Morocco
United States
Costa Rica
Mexico
Honduras
Panama
Brazil
Peru
Chile
Turkey
China*
Saudi Arabia
India
Thailand
Malaysia
South Africa
Australia
New Zealand
Brazil
Mexico
Andean & Iberian
Central America & U.S. Campuses
EMEAA
Online & Partnerships

* Laureate manages one institution in China through a joint venture arrangement.

As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, effective August 1, 2017, we changed our operating segments in order to realign our segments according to how our chief operating decision maker allocates resources and assesses performance. The change includes the creation of three operating segments (Brazil, Mexico and Andean & Iberian) from the previous Latin America (LatAm) segment. Our institutions in Spain and Portugal (Iberian) have moved from the Europe, Middle East, Africa and Asia Pacific (EMEAA) segment and combined with our institutions in Chile and Peru to form the Andean & Iberian segment. In addition, our institutions in Central America, which were previously part of the LatAm segment, have combined with our campus-based institutions in the United States, which were previously part of the GPS segment, to form the Central America & U.S. Campuses segment. The Online & Partnerships segment consists of the online institutions that were previously part of the GPS segment. As required, the segment information presented for comparative purposes for the three months ended March 31, 2017 has been revised to reflect this change.

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

•
Public universities in Mexico enroll approximately two thirds of students attending post-secondary education. However, many public institutions are faced with capacity constraints or the quality of the education is considered low. Laureate owns two institutions and is present throughout the country with a footprint of over 40 campuses. Each institution in Mexico has a national license. Students in our Mexican institutions typically finance their own education.

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

•
As of March 31, 2018, the EMEAA segment included institutions in the European countries of Germany and Turkey, as well as locations in the Middle East, Africa and Asia Pacific consisting of campus-based institutions with operations in Australia, India, Malaysia, Morocco, New Zealand, South Africa and Thailand. Additionally, EMEAA manages nine licensed institutions in the Kingdom of Saudi Arabia and manages one additional institution in China through a joint venture arrangement. As noted below, we completed the sales of our German and Moroccan operations in April 2018.

•
The Online & Partnerships segment includes fully online institutions operating globally that offer professionally oriented degree programs in the United States through Walden University, a U.S.-based accredited institution, and through the University of Liverpool and the University of Roehampton in the United Kingdom. These online institutions primarily serve working adults with undergraduate and graduate degree program offerings. Students in the United States finance their education in a variety of ways, including Title IV programs.

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

The following information for our operating segments is presented as of March 31, 2018:

	Countries (2)	Institutions	Enrollment	2018 YTD Revenues ($ in millions) (1)	% Contribution to 2018 YTD Revenues
Brazil	1	13	291,700	$122.8	14%
Mexico	1	2	198,900	155.9	18%
Andean & Iberian	4	15	349,100	216.2	24%
Central America & U.S. Campuses (2) (3)	4	8	77,300	79.0	9%
EMEAA (4) (5)	11	22	87,400	147.0	16%
Online & Partnerships (2) (6)	2	3	62,300	168.0	19%
Total (1) (2)	22	63	1,066,700	$885.3	100%
(1) The elimination of intersegment revenues and amounts related to Corporate, which total $3.7 million, is not separately presented.
(2) Our Central America & U.S. Campuses and Online & Partnerships segments both have institutions located in the United States. The total reflects the elimination of this duplication.
(3) In 2018, we entered into agreements to sell Kendall College, LLC (Kendall) and the University of St. Augustine in our Central America & U.S. Campuses segment, which together had approximately 4,100 students as of March 31, 2018.
(4) Effective April 2018, three institutions in our EMEAA segment, University of Applied Sciences Europe and Laureate Academies GmbH (collectively, Laureate Germany) and Université Internationale de Casablanca (UIC) in Morocco, which collectively had approximately 3,700 students as of March 31, 2018, are no longer part of the Laureate International Universities network as a result of sale transactions.
(5) During 2017, we entered into an agreement to sell the entity that operates INTI University and Colleges (INTI) in Malaysia. This institution is included in our EMEAA segment and had a total student population of approximately 16,300 students as of March 31, 2018.

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
Regulatory Environment and Other Matters
Our business is subject to regulation by various agencies based on the requirements of local jurisdictions. These agencies continue to review and update regulations as they deem necessary. We cannot predict the form of the rules that ultimately may be adopted in the future or what effects they might have on our business, financial condition, results of operations and cash flows. We will continue to develop and implement necessary changes that enable us to comply with such regulations. See ‘‘Risk Factors—Risks Relating to Our Business—Our institutions are subject to uncertain and varying laws and regulations, and any changes to these laws or regulations or their application to us may materially adversely affect our business, financial condition and results of operations, Risk Factors—Risks Relating to Our Business—Political and regulatory developments in Turkey may materially adversely affect us, Risk Factors—Risks Relating to Our Business—Political and regulatory developments in Chile have materially adversely affected us and may continue to affect us, Risk Factors—Risks Relating to Our Business—Our ability to control our institutions may be materially adversely affected by changes in laws affecting higher education in certain countries in which we operate, Risk Factors-Risks Relating to Our Highly Regulated Industry in the United States,’’ and ‘‘Item 1—Business—Industry Regulation,’’ in our 2017 Form 10-K and ‘‘Item 1A—Risk Factors’’ of this Quarterly Report on Form 10-Q.

Chilean Regulatory Updates

On January 24, 2018, a new Higher Education Law (the New Law) was passed by the Chilean Congress. On March 27, 2018, the Constitutional Court declared unconstitutional Article 63 of the New Law, which would have prohibited for-profit organizations such as Laureate from controlling the boards of universities in Chile. As the Constitutional Court did not release its opinion until April 26, 2018, signature and enactment of the New Law is expected to occur in the second quarter of 2018. Among other things left intact by the Constitutional Court, the New Law prohibits conflicts of interests and related party transactions with certain exceptions, including the provision of services that are educational in nature or essential for the university's purposes. The New Law provides for a transition period. The incoming Chilean presidential administration, which took office on March 11, 2018, has the responsibility to implement the new legislative mandates and compliance processes.

The Company is currently reviewing the impact the New Law will have on its Chilean operations, including the extent to which it will affect existing contractual relationships that the Company maintains with the Chilean non-profit universities. As the New Law no longer contains provisions that prohibit Laureate from controlling the boards of the Chilean non-profit universities, but still requires the promulgation of new regulations and procedures that will be applicable to any commercial relationship that the Company has with the Chilean non-profit universities, the Company has determined that it will continue to consolidate the three Chilean non-profit universities, which are accounted for as variable interest entities, and its Chilean real estate subsidiary.

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

Each of our institutions has an enrollment cycle that varies by geographic region and academic program. During each academic year, each institution has a "Primary Intake" period in which the majority of the enrollment occurs. Most institutions also have one or more smaller "Secondary Intake" periods. The first calendar quarter generally coincides with the Primary Intakes for our institutions in Brazil, the Andean Region, Central America, Australia, New Zealand, South Africa and Saudi Arabia. The third calendar quarter generally coincides with the Primary Intakes for our institutions in Mexico, the Iberian Region, U.S. Campuses, Europe, India, Malaysia, Thailand and the Online & Partnerships segment.

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
December
Brazil
Mexico
Andean & Iberian
Andean Region¹
Iberian Region²
Central America & U.S. Campuses
Central America³
U.S. Campuses
EMEAA
Europe
India, Malaysia & Thailand
Australia, New Zealand, South Africa & Saudi Arabia
Online & Partnerships
Classes In Session
Primary Intake
Secondary Intake

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

Principal Components of Income Statement

Revenues

The majority of our revenue is derived from tuition and educational services agreements with students, and thus, is recognized over time on a weekly straight-line basis over each academic session. The amount of tuition generated in a given period depends on the price per credit hour and the total credit hours or price per program taken by the enrolled student population. Deferred revenue and student deposits on our consolidated balance sheets consist of tuition paid prior to the start of academic sessions and unearned tuition amounts recorded as accounts receivable after an academic session begins. The price per credit hour varies by program, by market and by degree level. Additionally, varying levels of discounts and scholarships are offered depending on market-specific dynamics and individual achievements of our students. Revenues are recognized net of scholarships, other discounts, refunds, waivers and the fair value of any guarantees made by Laureate related to student financing programs. In addition to tuition revenues, we generate other revenues from student fees, dormitory/residency fees, and other education-related activities. These other revenues are less material to our overall financial results and have a tendency to trend with tuition revenues. The main drivers of changes in revenues between periods are student enrollment and price.

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

Factors Affecting Comparability

Acquisitions

Our past experiences provide us with the expertise to further our mission of providing high-quality, accessible and affordable higher education to students by expanding into new markets, primarily through acquisitions. Acquisitions affect the comparability of our financial statements from period to period. Acquisitions completed during one period impact comparability to a prior period in which we did not own the acquired entity. Therefore, changes related to such entities are considered "incremental impact of acquisitions" for the first 12 months of our ownership. We have made no acquisitions in 2018 to date and made only one small acquisition in 2017 that had essentially no impact on the comparability of the periods presented.

Dispositions

Certain strategic initiatives may include the sale of institutions such as those described in Note 5, Dispositions, of our consolidated financial statements included elsewhere in the Quarterly Report on Form 10-Q. Such dispositions affect the comparability of our financial statements from period to period. Dispositions completed during one period impact comparability to a prior period in which we owned the divested entity. Therefore, changes related to such entities are considered "incremental impact of dispositions" for the first 12 months subsequent to the disposition.

Foreign Exchange

The majority of our institutions are located outside the United States. These institutions enter into transactions in currencies other than USD and keep their local financial records in a functional currency other than the USD. We monitor the impact of foreign currency movements and the correlation between the local currency and the USD. Our revenues and expenses are generally denominated in local currency. The USD is our reporting currency and our subsidiaries operate in various other functional currencies, including: Australian Dollar, Brazilian Real, Chilean Peso, Costa Rican Colon, Euro, Honduran Lempira, Hong Kong Dollar, Indian Rupee, Malaysian Ringgit, Mexican Peso, Moroccan Dirham, New Zealand Dollar, Peruvian Nuevo Sol, Polish Złoty, Saudi Riyal, South African Rand, Thai Baht and Turkish Lira. The principal foreign exchange exposure is the risk related to the translation of revenues and expenses incurred in each country from the local currency into USD. In order to provide a framework for assessing how our business performed excluding the effects of foreign currency fluctuations, we present organic constant currency in our segment results, which is calculated using the change from prior-year average foreign exchange rates to current-year average foreign exchange rates, as applied to local-currency operating results for the current year.

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

Income Tax Expense

Our consolidated income tax provision is derived based on the combined impact of federal, state and foreign income taxes. Laureate has operations in multiple countries, several of which have statutory tax rates lower than the United States. Also, discrete items can arise in the course of our operations that can further impact the Company's effective tax rate for the period. Our tax rate fluctuates from period to period due to changes in the mix of earnings between our tax-paying entities, our tax-exempt entities and our loss-making entities for which it is not more likely than not that a tax benefit will be realized on the loss.

Results of Operations

The following discussion of the results of our operations is organized as follows:

•	Summary Comparison of Consolidated Results;

•	Non-GAAP Financial Measure; and

•	Segment Results.

Summary Comparison of Consolidated Results

Discussion of Significant Items Affecting the Consolidated Results for the Three Months Ended March 31, 2018 and 2017

Three Months Ended March 31, 2018

On January 11, 2018, we sold the operations of European University-Cyprus Ltd (EUC) and Laureate Italy S.r.L. (Laureate Italy), which resulted in a gain on sale of approximately $218.0 million. This gain is included in other non-operating income in the table below.
On January 25, 2018, we sold the operations of LEI Lie Ying Limited (LEILY), which resulted in a gain on sale of approximately $80.0 million. This gain is included in other non-operating income in the table below.
On February 1, 2018, we amended our Senior Secured Credit Facility to reduce the interest rate on our 2024 Term Loan. In connection with this transaction, we also repaid $350.0 million of the principal balance of the 2024 Term Loan. As a result of this transaction, the Company recorded a $7.5 million loss on debt extinguishment related to the pro-rata write-off of the term loan's remaining deferred financing costs. This loss is included in other non-operating income in the table below.

Comparison of Consolidated Results for the Three Months Ended March 31, 2018 and 2017

			% Change
			Better/(Worse)
(in millions)	2018	2017	2018 vs. 2017
Revenues	$885.3	$855.9	3%
Direct costs	865.4	853.2	(1)%
General and administrative expenses	47.3	65.6	28%
Operating loss	(27.5)	(62.9)	56%
Interest expense, net of interest income	(63.3)	(97.9)	35%
Other non-operating income	264.9	13.4	nm
Income (loss) from continuing operations before income taxes	174.1	(147.4)	nm
Income tax (expense) benefit	(2.5)	27.1	(109)%
Net income (loss)	171.5	(120.4)	nm
Net income attributable to noncontrolling interests	(2.7)	(2.5)	8%
Net income (loss) attributable to Laureate Education, Inc.	$168.9	$(122.8)	nm
nm - percentage changes not meaningful

For further details on certain discrete items discussed below, see "Discussion of Significant Items Affecting the Consolidated Results."
Comparison of Consolidated Results for the Three Months Ended March 31, 2018 to the Three Months Ended March 31, 2017
Revenues increased by $29.4 million to $885.3 million for the three months ended March 31, 2018 (the 2018 fiscal quarter) from $855.9 million for the three months ended March 31, 2017 (the 2017 fiscal quarter). For the 2018 fiscal quarter, the effect of a net change in foreign currency exchange rates increased revenues by $31.1 million compared to the 2017 fiscal quarter. The effect of changes in tuition rates and enrollments in programs at varying price points ("product mix"), pricing and timing resulted in a $15.3 million increase in revenues compared to the 2017 fiscal quarter; this increase includes a positive impact to revenues at our three Peruvian institutions of approximately $11.5 million related to revenue that was deferred from the first quarter of 2017 to the third quarter of 2017 as a result of class disruptions in early 2017 during a period of heavy rains and floods. The revenue increase was also driven by higher average total enrollment at a majority of our institutions, which increased revenues by $9.7 million. Other Corporate and Eliminations changes accounted for an increase in revenues of $2.5 million. Partially offsetting these increases was the incremental impact of dispositions, which decreased revenues by $29.2 million.
Direct costs and general and administrative expenses combined decreased by $6.1 million to $912.7 million for the 2018 fiscal quarter from $918.8 million for the 2017 fiscal quarter. The direct costs decrease was due to the incremental impact of dispositions, which decreased costs by $20.9 million for the 2018 fiscal quarter compared to the 2017 fiscal quarter. For the 2018 fiscal quarter, reduced EiP implementation expense and share-based compensation expense decreased direct costs by $39.9 million compared to the 2017 fiscal quarter. Changes in acquisition-related contingent liabilities for taxes other-than-income tax, net of changes in recorded indemnification assets, resulted in a year-over-year decrease in direct costs of $2.0 million. Offsetting these direct costs decreases was the overall higher enrollments and expanded operations, which increased costs by $19.0 million for the 2018 fiscal quarter compared to the 2017 fiscal quarter. The effect of a net change in foreign currency exchange rates increased costs by $32.0 million for the 2018 fiscal quarter compared to the 2017 fiscal quarter. Other Corporate and Eliminations expenses accounted for an increase in costs of $5.7 million in the 2018 fiscal quarter.
Operating loss decreased by $35.4 million to $27.5 million for the 2018 fiscal quarter from $62.9 million for the 2017 fiscal quarter. The decrease in operating loss was primarily the result of decreased operating losses in our Brazil and Andean & Iberian segments combined with decreased EiP and share-based compensation expenses at Corporate, partially offset by decreased operating income at our Mexico and Online & Partnership segments.
Interest expense, net of interest income decreased by $34.6 million to $63.3 million for the 2018 fiscal quarter from $97.9 million for the 2017 fiscal quarter. The decrease in interest expense was primarily attributable to lower average debt balances and lower interest rates during the 2018 fiscal quarter resulting from reductions in debt principal balances and interest rates due to the 2017 debt refinancing transactions and the 2018 repricing transaction.

Other non-operating income increased by $251.5 million to $264.9 million for the 2018 fiscal quarter from $13.4 million for the 2017 fiscal quarter. This increase was primarily attributable to a gain of $298.0 million on the sales of our Cyprus, Italy and China subsidiaries in the 2018 fiscal quarter and a change in other non-operating income of $2.0 million in the 2018 fiscal quarter compared to the 2017 fiscal quarter. These increases were partially offset by a loss on derivative instruments in the 2018 fiscal quarter compared to a gain in the 2017 fiscal quarter for a change of $31.5 million; a loss on foreign currency exchange in the 2018 fiscal quarter compared to a gain in the 2017 fiscal quarter for a change of $11.0 million; and an increase in loss on debt extinguishment of $6.0 million related to the 2018 repricing transaction.
Income tax (expense) benefit changed by $29.6 million to an expense of $(2.5) million for the 2018 fiscal quarter from a benefit of $27.1 million for the 2017 fiscal quarter. This increase in income tax expense was primarily due to a benefit recorded in the 2017 fiscal quarter of approximately $30 million related to intercompany loans that were converted from temporary to permanent and the impact of the mix of earnings between income and loss companies, partially offset by a discrete benefit of approximately $21 million recorded in the 2018 fiscal quarter related to the reversal of deferred tax liabilities associated with disposed entities.

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

The following table presents Adjusted EBITDA and reconciles net income (loss) to Adjusted EBITDA for the three months ended March 31, 2018 and 2017:

			% Change
			Better/(Worse)
(in millions)	2018	2017	2018 vs. 2017
Net income (loss)	$171.5	$(120.4)	nm
Plus:
Income tax expense (benefit)	2.5	(27.1)	(109)%
Income (loss) from continuing operations before income taxes	174.1	(147.4)	nm
Plus:
Gain on sale of subsidiaries, net	(298.0)	—	nm
Foreign currency exchange loss (gain), net	8.8	(2.3)	nm
Other income, net	(2.4)	(0.4)	nm
Loss (gain) on derivatives	19.3	(12.1)	nm
Loss on debt extinguishment	7.5	1.5	nm
Interest expense	69.5	102.6	32%
Interest income	(6.1)	(4.7)	30%
Operating loss	(27.5)	(62.9)	56%
Plus:
Depreciation and amortization	67.8	64.5	(5)%
EBITDA	40.3	1.6	nm
Plus:
Share-based compensation expense (a)	(3.8)	22.4	117%
EiP implementation expenses (b)	10.9	24.6	56%
Adjusted EBITDA	$47.5	$48.6	(2)%
nm - percentage changes not meaningful

(a) Represents non-cash, share-based compensation expense pursuant to the provisions of ASC 718.
(b) EiP implementation expenses are related to our enterprise-wide initiative to optimize and standardize our processes, creating vertical integration of procurement, information technology, finance, accounting and human resources. The first wave of EiP began in 2014 and was substantially completed in 2017, and includes the establishment of regional SSOs around the world, as well as improvements to our system of internal controls over financial reporting. Given the success of the first wave of EiP, we have expanded the initiative into other back- and mid-office areas, as well as certain student-facing activities, in order to generate additional efficiencies and create a more efficient organizational structure. Also included in EiP are certain non-recurring costs incurred in connection with the planned dispositions described in Note 4, Assets Held for Sale, and the completed dispositions described in Note 5, Dispositions, of our consolidated financial statements included elsewhere in this Form 10-Q.
Comparison of Depreciation and Amortization, Share-based Compensation and EiP Implementation Expenses for the Three Months Ended March 31, 2018 and 2017
Depreciation and amortization increased by $3.3 million to $67.8 million for the 2018 fiscal quarter from $64.5 million for the 2017 fiscal quarter. The effects of foreign currency exchange increased depreciation and amortization expense by $2.1 million for the 2018 fiscal quarter compared to the 2017 fiscal quarter. Other items accounted for an increase in depreciation and amortization expense of $3.3 million. These increases were partially offset by the incremental impact of dispositions, which decreased depreciation and amortization expense by $2.1 million for the 2018 fiscal quarter compared to the 2017 fiscal quarter.

Share-based compensation expense decreased by $26.2 million to $(3.8) million for the 2018 fiscal quarter from $22.4 million for the 2017 fiscal quarter. This decrease is mostly attributable to stock options that were granted to the Company’s then-CEO in the 2017 fiscal quarter under the Executive Profits Interests (EPI) agreement. The EPI options vested upon consummation of the IPO on February 6, 2017, resulting in additional share-based compensation expense of $14.6 million during the 2017 fiscal quarter. In addition, the Company recorded a correction of an immaterial error in the first quarter of 2018, which reduced share-based compensation expense for the 2018 fiscal quarter.

EiP implementation expenses decreased by $13.7 million to $10.9 million for the 2018 fiscal quarter from $24.6 million for the 2017 fiscal quarter. The EiP expenses are related to an enterprise-wide initiative to optimize and standardize our processes, creating vertical integration of procurement, information technology, financing, accounting and human resources. EiP also includes the establishment of regional SSOs around the world, as well as improvements to our system of internal controls over financial reporting. The year-over-year decrease in EiP expense relates primarily to severance costs that were recognized in the 2017 fiscal quarter.

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

The following table, derived from our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, presents selected financial information of our segments:

(in millions)			% Change
			Better/(Worse)
For the three months ended March 31,	2018	2017	2018 vs. 2017
Revenues:
Brazil	$122.8	$116.8	5%
Mexico	155.9	150.9	3%
Andean & Iberian	216.2	181.2	19%
Central America & U.S. Campuses	79.0	76.4	3%
EMEAA	147.0	159.8	(8)%
Online & Partnerships	168.0	177.1	(5)%
Corporate	(3.7)	(6.2)	40%
Consolidated Total Revenues	$885.3	$855.9	3%

Adjusted EBITDA:
Brazil	$(26.0)	$(39.1)	34%
Mexico	30.4	37.9	(20)%
Andean & Iberian	(6.9)	(18.5)	63%
Central America & U.S. Campuses	17.6	17.1	3%
EMEAA	23.3	29.8	(22)%
Online & Partnerships	45.0	54.1	(17)%
Corporate	(35.9)	(32.7)	(10)%
Consolidated Total Adjusted EBITDA	$47.5	$48.6	(2)%

Brazil

Financial Overview

Comparison of Brazil Results for the Three Months Ended March 31, 2018 to the Three Months Ended March 31, 2017

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
March 31, 2017	$116.8	$155.9	$(39.1)
Organic enrollment (1)	3.4
Product mix, pricing and timing (1)	8.0
Organic constant currency	11.4	(0.6)	12.0
Foreign exchange	(5.4)	(4.4)	(1.0)
Acquisitions	—	—	—
Dispositions	—	—	—
Other (2)	—	(2.1)	2.1
March 31, 2018	$122.8	$148.8	$(26.0)
(1) Organic enrollment and Product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.
(2) Other is composed of acquisition-related contingent liabilities for taxes other-than-income tax, net of changes in recorded indemnification assets.

Revenues increased by $6.0 million, a 5% increase from the 2017 fiscal quarter.

•	Organic enrollment increased during the 2018 fiscal quarter by 3%, increasing revenues by $3.4 million.

•	Revenues represented 14% of our consolidated total revenues for the 2018 fiscal quarter compared to 13% for the 2017 fiscal quarter.

Adjusted EBITDA increased by $13.1 million, a 34% increase from the 2017 fiscal quarter.

Mexico

Financial Overview
Comparison of Mexico Results for the Three Months Ended March 31, 2018 to the Three Months Ended March 31, 2017

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
March 31, 2017	$150.9	$113.0	$37.9
Organic enrollment (1)	(1.9)
Product mix, pricing and timing (1)	(4.1)
Organic constant currency	(6.0)	3.0	(9.0)
Foreign exchange	11.0	9.4	1.6
Acquisitions	—	—	—
Dispositions	—	—	—
Other (2)	—	0.1	(0.1)
March 31, 2018	$155.9	$125.5	$30.4
(1) Organic enrollment and Product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.
(2) Other is composed of acquisition-related contingent liabilities for taxes other-than-income tax, net of changes in recorded indemnification assets.

Revenues increased by $5.0 million, a 3% increase from the 2017 fiscal quarter.

•	Revenues increased from the effects of foreign exchange, partially offset by a decrease in organic enrollment of 1% during the 2018 fiscal quarter, which decreased revenues by $1.9 million.

•	Revenues represented 18% of our consolidated total revenues for the 2018 fiscal quarter compared to 17% for the 2017 fiscal quarter.

Adjusted EBITDA decreased by $7.5 million, a 20% decrease from the 2017 fiscal quarter.

Andean & Iberian

Financial Overview

Comparison of Andean & Iberian Results for the Three Months Ended March 31, 2018 to the Three Months Ended March 31, 2017

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
March 31, 2017	$181.2	$199.7	$(18.5)
Organic enrollment (1)	5.0
Product mix, pricing and timing (1)	11.4
Organic constant currency	16.4	6.5	9.9
Foreign exchange	18.6	16.9	1.7
Acquisitions	—	—	—
Dispositions	—	—	—
Other	—	—	—
March 31, 2018	$216.2	$223.1	$(6.9)
(1) Organic enrollment and Product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

Revenues increased by $35.0 million, a 19% increase from the 2017 fiscal quarter.

•	Organic enrollment increased during the 2018 fiscal quarter by 5%, increasing revenues by $5.0 million.

•
The year-over-year increase includes a positive impact to revenues at our three Peruvian institutions of approximately $11.5 million related to revenue that was deferred from the first quarter of 2017 to the third quarter of 2017 as a result of class disruptions in early 2017 during a period of heavy rains and floods.

•	Revenue represented 24% of our consolidated total revenues for the 2018 fiscal quarter compared to 21% for the 2017 fiscal quarter.

Adjusted EBITDA increased by $11.6 million, a 63% increase from the 2017 fiscal quarter.

•	Foreign exchange affected the results for the 2018 fiscal quarter due to strengthening of the Euro and the Chilean Peso relative to the USD.

Central America & U.S. Campuses

Financial Overview

Comparison of Central America & U.S. Campuses Results for the Three Months Ended March 31, 2018 to the Three Months Ended March 31, 2017

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
March 31, 2017	$76.4	$59.3	$17.1
Organic enrollment (1)	6.2
Product mix, pricing and timing (1)	(3.1)
Organic constant currency	3.1	2.5	0.6
Foreign exchange	(0.5)	(0.4)	(0.1)
Acquisitions	—	—	—
Dispositions	—	—	—
Other	—	—	—
March 31, 2018	$79.0	$61.4	$17.6
(1) Organic enrollment and Product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

Revenues increased by $2.6 million, a 3% increase from the 2017 fiscal quarter.

•	Organic enrollment increased during the 2018 fiscal quarter by 2%, increasing revenues by $6.2 million.

•	Revenues represented 9% of our consolidated total revenues for both the 2018 and 2017 fiscal quarters.

Adjusted EBITDA increased by $0.5 million, a 3% increase from the 2017 fiscal quarter.

EMEAA

Financial Overview

Comparison of EMEAA Results for the Three Months Ended March 31, 2018 to the Three Months Ended March 31, 2017

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
March 31, 2017	$159.8	$130.0	$29.8
Organic enrollment (1)	5.3
Product mix, pricing and timing (1)	5.1
Organic constant currency	10.4	5.6	4.8
Foreign exchange	6.0	6.9	(0.9)
Acquisitions	—	—	—
Dispositions	(29.2)	(18.8)	(10.4)
Other	—	—	—
March 31, 2018	$147.0	$123.7	$23.3
(1) Organic enrollment and Product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

Revenues decreased by $12.8 million, an 8% decrease from the 2017 fiscal quarter.

•	The incremental impact of dispositions of our Cyprus, Italy and China institutions decreased revenues by $29.2 million.

•	Organic enrollment increased during the 2018 fiscal quarter by 1%, increasing revenues by $5.3 million.

•	Revenues represented 16% of our consolidated total revenues for the 2018 fiscal quarter compared to 19% for the 2017 fiscal quarter.

Adjusted EBITDA decreased by $6.5 million, a 22% decrease from the 2017 fiscal quarter.

•	The incremental impact of dispositions includes the sales of our Cyprus, Italy and China institutions and accounted for a $10.4 million decrease in Adjusted EBITDA.

•
Foreign exchange affected the results for the 2018 fiscal quarter primarily due to the strengthening of the Malaysian Ringgit, the Euro, the Indian Rupee, and the Australian Dollar, partially offset by the weakening of the Turkish Lira relative to the USD.

Online & Partnerships
Financial Overview

Comparison of Online & Partnerships Results for the Three Months Ended March 31, 2018 to the Three Months Ended March 31, 2017

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
March 31, 2017	$177.1	$123.0	$54.1
Organic enrollment (1)	(8.3)
Product mix, pricing and timing (1)	(2.2)
Organic constant currency	(10.5)	(1.5)	(9.0)
Foreign exchange	1.4	1.5	(0.1)
Acquisitions	—	—	—
Dispositions	—	—	—
Other	—	—	—
March 31, 2018	$168.0	$123.0	$45.0
(1) Organic enrollment and Product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

Revenues decreased by $9.1 million, a 5% decrease from the 2017 fiscal quarter.

•	Organic enrollment decreased during the 2018 fiscal quarter by 6%, decreasing revenues by $8.3 million.

•	Revenues represented 19% of our consolidated total revenues for the 2018 fiscal quarter compared to 21% for the 2017 fiscal quarter.

Adjusted EBITDA decreased by $9.1 million, a 17% decrease compared to the 2017 fiscal quarter.

Corporate

Corporate revenues represent amounts from our consolidated joint venture with the University of Liverpool, as well as Corporate billings for centralized IT costs billed to various segments, offset by the elimination of intersegment revenues. The 2017 fiscal quarter also included revenues from contractual arrangements with UDLA Ecuador, an institution in Ecuador that was formerly consolidated into Laureate prior to 2013.

Operating results for Corporate for the three months ended March 31, 2018 and 2017:

			% Change
			Better/(Worse)
(in millions)	2018	2017	2018 vs. 2017
Revenues	$(3.7)	$(6.2)	40%
Expenses	32.2	26.5	(22)%
Adjusted EBITDA	$(35.9)	$(32.7)	(10)%

Comparison of Corporate Results for the Three Months Ended March 31, 2018 to the Three Months Ended March 31, 2017

Adjusted EBITDA decreased by $3.2 million, a 10% decrease from the 2017 fiscal quarter.

•	Revenue from contractual arrangements with UDLA Ecuador decreased $1.7 million in the 2018 fiscal quarter.

•	Labor costs and other professional fees increased expenses by $1.7 million for the 2018 fiscal quarter compared to the 2017 fiscal quarter.

•	Other items accounted for an increase in Adjusted EBITDA of $0.2 million.

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

As of March 31, 2018, our secondary source of liquidity was cash and cash equivalents of $479.0 million. Our cash accounts are maintained with high-quality financial institutions with no significant concentration in any one institution.

Sale Transactions

On January 11, 2018, we completed the sale of European University-Cyprus Ltd (EUC) and Laureate Italy S.r.L. (Laureate Italy). Upon closing, we received gross proceeds of approximately 232.0 million Euros (EUR) (approximately US $275.5 million, or approximately $248.4 million on the date of receipt net of cash sold). The Company used the proceeds from this transaction, along with borrowings on our revolving credit facility that were subsequently repaid with the China sale proceeds discussed below, to repay $350.0 million of principal balance on our syndicated term loan that matures in April 2024 (the 2024 Term Loan).

On January 25, 2018, we completed the sale of LEI Lie Ying Limited (LEILY). At closing, the Company received initial proceeds totaling approximately $128.8 million (approximately $110.8 million net of cash sold), net of banker transaction fees and certain taxes and duties totaling approximately $16.0 million. Six months after the closing date, the buyer is required to pay to the Company the Hong Kong Dollar (HKD) equivalent of RMB 120.0 million (the First Holdback Payment, approximately US $19.1 million at March 31, 2018). Twelve months after the closing date, the buyer is required to pay to the Company the HKD equivalent of RMB 60.0 million (the Second Holdback Payment, approximately US $9.6 million at March 31, 2018). Both the First Holdback Payment and the Second Holdback Payment are subject to deduction of any indemnifiable losses payable by the Company to the buyer pursuant to the sale purchase agreement. The remainder of the transaction value was paid into an escrow account and will be distributed to the Company pursuant to the terms and conditions of the escrow agreement.

On April 12, 2018, we completed the sale of Laureate Germany and received gross proceeds of EUR 1.0 million (approximately US $1.2 million at the date of receipt). In connection with this transaction, the Company contributed capital to Laureate Germany of approximately $3.6 million, and will pay estimated real estate transfer taxes of approximately $0.8 million.

On April 13, 2018, we completed the sale of Laureate Somed Holding in Morocco and received net proceeds of 300.0 million Moroccan Dirhams (approximately US $32.5 million at the exchange rate on that date).

Liquidity Restrictions

Our liquidity is affected by restricted cash balances, which totaled $185.0 million and $224.9 million as of March 31, 2018 and December 31, 2017, respectively.

Indefinite Reinvestment of Foreign Earnings

We earn a significant portion of our income from subsidiaries located in countries outside the United States. As part of our business strategies, we have determined that all earnings from our foreign operations will be deemed indefinitely reinvested outside of the United States. As of March 31, 2018, $459.7 million of our total $479.0 million of cash and cash equivalents were held by foreign subsidiaries, including $199.6 million held by VIEs. These amounts above do not include $27.6 million of cash recorded at subsidiaries that are classified as held for sale at March 31, 2018, of which $26.6 million was held by foreign subsidiaries. As of December 31, 2017, $447.9 million of our total $468.7 million of cash and cash equivalents were held by foreign subsidiaries, including $231.9 million held by VIEs. These amounts above do not include $49.2 million of cash recorded at subsidiaries that are classified as held for sale at December 31, 2017, of which $45.2 million was held by foreign subsidiaries. The VIEs' cash and cash equivalents balances are generally required to be used only for the operations of these VIEs.

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

Debt

On February 1, 2018, we completed an amendment of our Senior Secured Credit Facility that effectively reduces the current interest rate margins applicable to the 2024 Term Loan by 100 basis points. In connection with this amendment, we repaid $350.0 million of the principal balance of the 2024 Term Loan using the proceeds from the sale of our Cyprus and Italy operations, along with borrowings on our revolving credit facility that were subsequently repaid with the China sale proceeds. As a result of the $350.0 million repayment, there will be no further quarterly principal payments required and the remaining balance will be due at maturity.

As of March 31, 2018, senior long-term borrowings totaled $2,092.5 million and consisted of $1,292.5 million under the Senior Secured Credit Facility that matures in April 2022 and April 2024 and $800.0 million in Senior Notes due 2025 that mature on May 2025.

As of March 31, 2018, other debt balances totaled $819.3 million and our capital lease obligations and sale-leaseback financings were $172.7 million. Other debt includes lines of credit and short-term borrowing arrangements of subsidiaries, mortgages payable and notes payable.

Approximately $78.3 million of long-term debt, including the current portion, is included in the held-for-sale liabilities recorded on the consolidated balance sheet as of March 31, 2018. For further description of the held-for-sale amounts see Note 4, Assets Held for Sale in our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Senior Secured Credit Facility

As of March 31, 2018, the outstanding balance under our Senior Secured Credit Facility was $1,292.5 million, which consisted of $65.5 million outstanding under our $385.0 million senior secured revolving credit facility and an aggregate outstanding balance of $1,227.0 million, net of a debt discount, under the term loans. As of December 31, 2017, the outstanding balance under our previous senior credit facility was $1,625.3 million, which consisted of $52.0 million outstanding under our $385.0 million senior secured revolving credit facility and an aggregate outstanding balance of $1,573.3 million, net of a debt discount, under the term loans.

Senior Notes

As of March 31, 2018, the outstanding balance under our Senior Notes due 2025 was $800.0 million. As of December 31, 2017, our outstanding balance under our Senior Notes due 2019 was $800.0 million.

Covenants

Under our Second Amended and Restated Credit Agreement we are subject to a Consolidated Senior Secured Debt to Consolidated EBITDA financial maintenance covenant, as defined in the Second Amended and Restated Credit Agreement, unless certain conditions are satisfied. As of March 31, 2018, these conditions were satisfied and, therefore, we were not subject to the leverage ratio covenant. The maximum ratio, as defined, is 4.50x as of the last day of each quarter ending June 30, 2017 through September 30, 2017, 3.75x as of the last day of each quarter ending December 31, 2017 through March 31, 2018, and 3.50x as of the last day of each quarter ending June 30, 2018 and thereafter. In addition, notes payable at some of our locations contain financial maintenance covenants.

Leases

We conduct a significant portion of our operations from leased facilities. These facilities include our corporate headquarters, other office locations, and many of our higher education facilities.

Due to Shareholders of Acquired Companies

One method of payment for acquisitions is the use of promissory notes payable to the sellers of acquired companies. As of March 31, 2018 and December 31, 2017, we recorded $74.9 million and $79.6 million, respectively, for these liabilities. See also Note 6, Due to Shareholders of Acquired Companies, in our consolidated financial statements included elsewhere in this Form 10-Q.

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

Our capital expenditures, excluding receipts from the sale of subsidiaries and property equipment, were $47.6 million and $40.6 million during the three months ended March 31, 2018 and 2017, respectively. The 17% increase in capital expenditures for the 2018 fiscal quarter compared to the 2017 fiscal quarter was driven by the ongoing construction of a replacement campus in Costa Rica, which started this year, combined with the timing of facilities maintenance in Brazil and Peru. These increases were partially offset by lower capital expenditures in Mexico and online initiatives.
Derivatives
In the normal course of business, our operations are exposed to fluctuations in foreign currency values and interest rate changes. We mitigate a portion of these risks through a risk-management program that includes the use of derivatives. For further information on our derivatives, see Note 14, Derivative Instruments, in our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Series A Convertible Redeemable Preferred Stock (Series A Preferred Stock)

In December 2016 and January 2017, the Company issued shares of Series A Preferred Stock for total gross proceeds of $400.0 million. The Company and each holder of shares of the Company’s Series A Preferred Stock could elect to convert all of the shares of Series A Preferred Stock into shares of Class A Common Stock one day following the first anniversary of the closing of the Company’s initial public offering, which occurred on February 6, 2017. However, the Company was not permitted to convert any shares of Series A Preferred Stock until there was an effective registration statement available to permit the holders of Series A Preferred Stock to sell the underlying shares of Class A Common Stock. On April 23, 2018, immediately after the Company’s shelf registration statement on Form S-3 became effective, all of the issued and outstanding shares of the Company’s Series A Preferred Stock were converted into 36,143 shares of the Company’s Class A common stock, par value $0.004 per share.
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

Laureate Education, Inc. Deferred Compensation Plan

Laureate maintains a deferred compensation plan to provide certain executive employees and members of our Board of Directors with the opportunity to defer their salaries, bonuses, and Board of Directors' retainers and fees in order to accumulate funds for retirement on a pre-tax basis. Participants are 100% vested in their respective deferrals and the earnings thereon. Laureate does not make contributions to the plan or guarantee returns on the investments. Although plan investments and participant deferrals are kept in a separate trust account, the assets remain Laureate’s property and are subject to claims of general creditors.

As of March 31, 2018 and December 31, 2017, plan assets included in Other assets in our Consolidated Balance Sheets were $11.5 million and $11.6 million, respectively. As of March 31, 2018 and December 31, 2017, the plan liabilities reported in our Consolidated Balance Sheets were $13.9 million and $18.7 million, respectively. As of March 31, 2018 and December 31, 2017, $6.7 million and $11.9 million, respectively, of the total plan liability was classified as a current liability; the remainder was noncurrent and recorded in Other long-term liabilities. During the first quarter of 2018, the Company paid $5.2 million of plan distributions with operating cash, rather than using the plan assets. An additional $6.7 million of plan distributions will be required in 2018. The 2018 plan distributions primarily relate to several participants who retired during the fourth quarter of 2017 and are required to receive distributions of their plan balances in 2018.

Assets Held for Sale-Kendall Asset Purchase Agreement

Under the January 2018 asset purchase agreement for Kendall, we agreed to make future payments to NLU, the buyer. At the closing of the sale, Laureate will pay to NLU up to $14.0 million to support NLU’s construction of facilities for the acquired culinary program on Kendall’s campus, subject to possible partial recoupment under specified conditions during the 10-year post-closing period.

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

The following table summarizes our cash flows from operating, investing, and financing activities for each of the three months ended March 31, 2018 and 2017:

(in millions)	2018	2017
Cash (used in) provided by:
Operating activities	$(7.1)	$(36.4)
Investing activities	302.7	(40.5)
Financing activities	(369.0)	464.1
Effects of exchange rates changes on cash	20.1	10.6
Change in cash included in current assets held for sale	23.6	—
Net change in cash and cash equivalents and restricted cash	$(29.7)	$397.9

Comparison of Cash Flows for the Three Months Ended March 31, 2018 to the Three Months Ended March 31, 2017

Operating activities
Operating cash flows increased by $29.3 million, from an operating cash usage of $(36.4) million in the 2017 fiscal quarter to an operating cash usage of $(7.1) million in the 2018 fiscal quarter. Cash paid for interest decreased by $77.7 million, from $125.1 million for the 2017 fiscal quarter to $47.4 million for the 2018 fiscal quarter, which is primarily attributable to lower average debt balances and lower interest rates during the 2018 fiscal quarter resulting from reductions in debt principal balances and interest rates following the April 2017 debt refinancing transactions, the note conversion in August 2017 and the February 2018 repricing transaction, as well as the timing of interest payments. Partially offsetting this operating cash increase was an increase in cash paid for taxes of $10.5 million, from $21.5 million for the 2017 fiscal quarter to $32.0 million for the 2018 fiscal quarter. The increase in cash paid for taxes includes the net effect of an approximately $20 million refund received by one of our Spanish subsidiaries during the 2018 fiscal quarter from an estimated tax payment made in 2016, and the approximately $36.8 million of payments made to the Spanish Tax Authorities during the 2018 fiscal quarter, as discussed in Note 15, Income Taxes, of our consolidated financial statements included elsewhere in this Form 10-Q. Changes in operating assets and liabilities and other working capital accounted for the remaining change of $37.9 million.

Investing activities

Cash flows from investing activities increased by $343.2 million to $302.7 million for the 2018 fiscal quarter, from an investing cash usage of $(40.5) million for the 2017 fiscal quarter. This change is primarily attributable to the sales of the Cyprus, Italy, and China institutions during 2018, which resulted in a $359.4 million year-over-year increase in receipts from the sale of subsidiaries and property and equipment. This increase in cash was partially offset by a year-over-year increase in capital expenditures of $7.0 million and a year-over-year increase in derivative settlements of $10.0 million related to the realized loss on the foreign exchange swap agreements associated with the sale of the Cyprus and Italy institutions. Other items accounted for the remaining change of $0.8 million.

Financing activities

Cash flows from financing activities decreased by $833.1 million to a financing cash usage of $(369.0) million for the 2018 fiscal quarter, from a financing cash inflow of $464.1 million for the 2017 fiscal quarter. This decrease was primarily attributable to the $456.9 million of net proceeds from the IPO and net proceeds from the issuance of Series A Preferred Stock of $55.3 million in the 2017 fiscal quarter. Additionally, net payments of long-term debt during the 2018 fiscal quarter, which included the $350.0 million repayment of the 2024 Term Loan, were $309.7 million higher than in the 2017 fiscal quarter. The payment of dividends on Series A Preferred Stock increased by $9.7 million in the 2018 fiscal quarter, since the Series A Preferred stock dividends were paid-in-kind during the 2017 fiscal quarter. Other items accounted for the remaining change of $1.5 million.

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. Actual results could differ from these estimates. Our significant accounting policies are discussed in Note 2, Significant Accounting Policies, of the audited consolidated financial statements included in our 2017 Form 10-K. Our critical accounting policies require the most significant judgments and estimates about the effect of matters that are inherently uncertain. As a result, these accounting policies and estimates could materially affect our financial statements and are critical to the understanding of our results of operations and financial condition. For a complete discussion of our critical accounting policies, see the “Critical Accounting Policies and Estimates” section of the MD&A in our 2017 Form 10-K. During the three months ended March 31, 2018, there were no significant changes to our critical accounting policies.

Recently Issued Accounting Standards

Refer to Note 2, Significant Accounting Policies, in our consolidated financial statements included elsewhere in this Form 10-Q for recently issued accounting standards.

Disposition Metrics

As previously disclosed in our 2017 Form 10-K and as disclosed in this Form 10-Q, we have completed several dispositions in 2018. The following table presents certain historical operational metrics of the institutions that have been sold in 2018, for each of the quarters in 2017 and the first quarter of 2018. Operating income is presented excluding intercompany charges. The balances are shown in the aggregate for the entities that have been disposed of through the filing date of this Form 10-Q, including the operations in Cyprus, Italy, China, Germany and Morocco, which were all part of the EMEAA segment:

	For the three months ended
(in millions, except enrollment)	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017	March 31, 2018
Total revenues	$41.0	$53.8	$20.4	$71.9	$15.3
Operating income (loss)	4.8	15.5	(17.9)	13.4	1.9
Depreciation and amortization	3.5	3.5	3.8	0.3	—
Loss on impairment of assets	—	—	—	16.0	—
Enrollment	42,300	41,300	42,800	43,700	3,700

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For information regarding our exposure to certain market risks, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2017 Form 10-K. There have been no significant changes in our market risk exposures since our December 31, 2017 fiscal year end.

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

Based on that evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective due to the four material weaknesses, which we view as an integral part of our disclosure controls and procedures, previously disclosed in Item 9A of our 2017 Form 10-K. We have commenced the remediation of these material weaknesses; however, as of March 31, 2018 the material weaknesses had not yet been remediated.

Nevertheless, we believe that the consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Please refer to ‘‘Item 3. Legal Proceedings’’ in our Annual Report on Form 10-K for the year ended December 31, 2017 for information regarding material pending legal proceedings. Except as set forth therein, there have been no new material legal proceedings and no material developments in the legal proceedings previously disclosed.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes in the Risk Factors included in Item 1A of our 2017 Form 10-K.

Political and regulatory developments in Chile have materially adversely affected us and may continue to affect us.

On January 24, 2018, a new Higher Education Law (the "New Law") was passed by the Chilean Congress. On March 27, 2018, the Constitutional Court declared unconstitutional Article 63 of the New Law, which would have prohibited for-profit organizations such as Laureate from controlling the boards of universities in Chile. As the Constitutional Court did not release its opinion until April 26, 2018, signature and enactment of the New Law is expected to occur in the second quarter of 2018. Among other things left intact by the Constitutional Court, the New Law prohibits conflicts of interests and related party transactions with certain exceptions, including the provision of services that are educational in nature or essential for the university's purposes. The New Law provides for a transition period. The incoming Chilean presidential administration, which took office on March 11, 2018, has the responsibility to implement the new legislative mandates and compliance processes.

The Company is currently reviewing the impact the New Law will have on its Chilean operations, including the extent to which it will affect existing contractual relationships that the Company maintains with the Chilean non-profit universities. As the New Law no longer contains provisions that prohibit Laureate from controlling the boards of the Chilean non-profit universities, but still requires the promulgation of new regulations and procedures that will be applicable to any commercial relationship that the Company has with the Chilean non-profit universities, the Company has determined that it will continue to consolidate the three Chilean non-profit universities, which are accounted for as variable interest entities, and its Chilean real estate subsidiary. Once the new regulations and procedures are in place, the Company will again review its accounting treatment of the Chilean non-profit universities. The Company's continuing evaluation of the impact of the New Law may result in changes to its expectations due to changes in the Company's interpretations of the law, assumptions used, and additional guidance that may be issued. There is no assurance that the New Law will not have additional material adverse effects on the financial condition or results of operations of the Company.

While we believe that all of our institutions in Chile are operating in full compliance with Chilean law, we cannot predict the extent or outcome of any educational reforms that may be implemented in Chile. The Company does not believe the New Law will change its relationship with its two tech/voc institutions in Chile that are for-profit entities. However, it is possible that the Chilean government will adopt additional laws that affect for-profit tech/voc institutions and their relationships with their owners. Depending upon how these reforms are defined and implemented, there could be a material adverse effect on our financial condition and results of operations. Any additional significant disruption to our operations in Chile would have a material adverse effect on our financial condition and results of operations. Similar reforms in other countries in which we operate could also have a material adverse effect on our financial condition and results of operations.

We are subject to investigations by Chilean regulators, which could individually or in the aggregate, materially adversely affect our financial condition and results of operations.

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

In June 2016, the Ministry of Education notified UNAB that it was opening an administrative process into possible violations of the not-for-profit nature of UNAB. In September 2016, the Ministry of Education notified UVM Chile that it was opening a similar administrative process with respect to UVM Chile. The investigations under these administrative processes, along with an investigation into UDLA Chile that had been opened by the Ministry of Education in November 2013 before the passage of the Provisional Administrator Law, were conducted by an investigator appointed by the Ministry of Education under the Provisional Administrator Law. In March 2018, the Ministry of Education formally notified each institution of its findings. Each of the investigations concluded without any finding of a violation of the law; therefore, none of the intervention actions authorized under the Provisional Administrator Law are applicable to UNAB, UVM Chile, or UDLA Chile. However, the administrative processes remain open and each of the institutions is awaiting a final resolution.

While we believe that all of our institutions in Chile are operating in full compliance with Chilean law, we cannot predict what outcome may result from any administrative processes or other investigations undertaken by the Ministry of Education. Depending upon the outcome of any such processes or investigations, there could be a material adverse effect on our financial condition and results of operations. Any disruption to our operations in Chile would have a material adverse effect on our financial condition and results of operations.

Item 6. Exhibits
(a) Exhibits filed with this report or, where indicated, previously filed and incorporated by reference:

Exhibit No.	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
2.5#	Sale and Purchase Agreement, dated as of March 15, 2016, by and between Laureate International B.V. and Graduate S.A.	S‑1/A	333‑207243	2.5	05/20/2016
2.6#	Share Purchase Agreement, dated as of April 15, 2016, by and between Laureate I B.V. and Insignis	S‑1/A	333‑207243	2.6	05/20/2016
2.7#	Amended and Restated Sale and Purchase Agreement, dated as of November 22, 2017 and amended and restated on January 11, 2018, by and among LEI European Investments B.V., Laureate International B.V. and Galileo Global Education Luxco S.À R.L.	10-K	001-38002	3.1	03/20/2018
2.8#	Sale and Purchase Agreement, dated April 12, 2018, among LEI European Investments B.V., Laureate International B.V. and Global University Systems Germany B.V.	8-K	001-38002	2.1	04/18/2018
3.1	Amended and Restated Certificate of Incorporation	S‑1/A	333‑207243	3.1	01/31/2017
3.2	Amended and Restated Bylaws	S‑1/A	333‑207243	3.2	01/31/2017
4.6	Indenture, dated as of April 21, 2017, between Laureate Education, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee, governing the 9.250% Replacement Senior Notes due 2019	8-K	001-38002	4.1	04/27/2017
4.7	Form of Global Note governing the 9.250% Replacement Senior Notes due 2019 (included as Exhibit A to Exhibit 4.6)	8-K	001-38002	4.1	04/27/2017
4.8	Indenture, dated as of April 26, 2017, by and among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the 8.250% Senior Notes due 2025	8-K	001-38002	4.3	04/27/2017
4.9	Form of 8.250% Senior Note due 2025 (included as Exhibit A to Exhibit 4.8)	8-K	001-38002	4.3	04/27/2017
10.1†	2007 Stock Incentive Plan for Key Employees of Laureate Education, Inc. and its Subsidiaries	S‑1/A	333‑207243	10.31	11/20/2015
10.2†	2007 Stock Incentive Plan Form of Stock Option Agreement, as amended on August 31, 2010	S‑1/A	333‑207243	10.32	11/20/2015
10.3†	2013 Long-Term Incentive Plan Form of Stock Option Agreement effective as of September 11, 2013	S‑1/A	333‑207243	10.34	11/20/2015
10.4†	Laureate Education, Inc. Deferred Compensation Plan, as amended and restated effective January 1, 2009	S‑1/A	333‑207243	10.35	11/20/2015
10.5†	Form of Management Stockholder’s Agreement for equityholders	S‑1/A	333‑207243	10.36	11/20/2015
10.6†	Deferred Compensation Letter Agreement, dated August 16, 2007, by and among L Curve Sub Inc., Laureate Education, Inc. and Douglas L. Becker	S‑1/A	333‑207243	10.38	12/23/2015
10.7†	Deferred Compensation Letter Agreement, dated December 24, 2015, between Laureate Education, Inc. and Douglas L. Becker	S‑4/A	333‑208758	10.37	01/20/2016
10.8†	2nd Amended and Restated Executive Interest Subscription Agreement, dated August 31, 2010, between Wengen Alberta, Limited Partnership and Douglas L. Becker	S‑1/A	333‑207243	10.39	11/20/2015
10.9†	Employment Offer Letter, dated July 21, 2008, between Laureate Education, Inc. and Eilif Serck‑Hanssen	S‑1/A	333‑207243	10.40	11/20/2015
10.10†	Amendment to Employment Offer Letter, dated December 9, 2010, between Laureate Education, Inc. and Eilif Serck‑Hanssen	S‑1/A	333‑207243	10.41	11/20/2015
10.11†	Time‑Based Restricted Stock Agreement, effective August 5, 2008, between Laureate Education, Inc. and Eilif Serck‑Hanssen	S‑1/A	333‑207243	10.42	11/20/2015
10.12†	Form of Time‑Based Restricted Stock Units Agreement, for grants from and after September 11, 2013	S‑1/A	333‑207243	10.43	11/20/2015
10.13	Support Services Agreement between Santa Fe University of Art and Design, LLC and Laureate Education, Inc. dated October 1, 2014	S‑1/A	333‑207243	10.44	11/20/2015

Exhibit No.	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.14	Master Service and Confidentiality Agreement, dated April 28, 2014, by and between Laureate Education, Inc. and Accenture LLP	S‑1/A	333‑207243	10.45	11/20/2015
10.15‡	System Wide Master Agreement, dated April 10, 2015, between Blackboard Inc. and Laureate Education, Inc.	S‑1/A	333‑207243	10.46	11/20/2015
10.16†	Form of Stockholders’ Agreement for Entity‑Appointed Directors	S‑1/A	333‑207243	10.47	11/20/2015
10.17†	Form of Stockholders’ Agreement for Individual Directors	S‑1/A	333‑207243	10.48	11/20/2015
10.18†	2013 Long-Term Incentive Plan Form of Restricted Stock Units Agreement	S‑1/A	333‑207243	10.49	11/20/2015
10.19†	2013 Long-Term Incentive Plan Form of Performance Share Units Agreement	S‑1/A	333‑207243	10.50	11/20/2015
10.20	Form of Laureate Education, Inc. Note Exchange Agreement dated as of April 15, 2016	S‑1/A	333‑207243	10.53	05/20/2016
10.21†	Executive Retention Agreement, dated February 25, 2016, by and between Ricardo Berckemeyer and Laureate Education, Inc., effective as of September 1, 2015	S‑1/A	333‑207243	10.54	05/20/2016
10.22†	2013 Long‑Term Incentive Plan Form of Performance Share Units Agreement for 2016 for Named Executive Officers	S‑1/A	333‑207243	10.55	05/20/2016
10.23†	2013 Long‑Term Incentive Plan Form of Performance Share Units Agreement for 2016	S‑1/A	333‑207243	10.56	05/20/2016
10.24†	2013 Long‑Term Incentive Plan Form of Stock Option Agreement for 2016 for Named Executive Officers	S‑1/A	333‑207243	10.57	05/20/2016
10.25†	2013 Long‑Term Incentive Plan Form of Stock Option Agreement for 2016	S‑1/A	333‑207243	10.58	05/20/2016
10.26†	2013 Long‑Term Incentive Plan Form of Restricted Stock Units Agreement for 2016 for Named Executive Officers	S‑1/A	333‑207243	10.59	05/20/2016
10.27†	2013 Long‑Term Incentive Plan Form of Restricted Stock Units Agreement for 2016	S‑1/A	333‑207243	10.60	05/20/2016
10.28	Subscription Agreement, dated as of December 4, 2016, by and among Laureate Education, Inc., Macquarie Sierra Investment Holdings Inc., and each of the other Persons listed on Schedule A and Schedule B thereto.	S‑1/A	333‑207243	10.63	12/15/2016
10.29	Registration Rights Agreement by and among Laureate Education, Inc., each of the Investors set forth on Schedule A thereto, Douglas L. Becker and Wengen Alberta, Limited Partnership	10-K	001-38002	10.29	03/20/2018
10.30	Investors’ Stockholders Agreement by and among Laureate Education, Inc., Wengen Alberta, Limited Partnership and the Investors set forth on Schedule A thereto	10-K	001-38002	10.30	03/20/2018
10.31†	Deferred Compensation Letter Agreement, dated December 30, 2016, between Laureate Education, Inc. and Douglas L. Becker	S‑1/A	333‑207243	10.68	01/10/2017
10.32	Exchange and Registration Rights Agreement, dated as of December 30, 2016, among Laureate Education, Inc., the guarantors listed on the signature pages thereto and the initial holders listed on the signature pages thereto	S‑1/A	333‑207243	10.69	01/10/2017
10.33†	2013 Long‑Term Incentive Plan Form of Restricted Stock Units Agreement for October 2016	S‑1/A	333‑207243	10.70	01/10/2017
10.34†	2013 Long‑Term Incentive Plan Form of Performance Share Units Agreement for Named Executive Officers for October 2016	S‑1/A	333‑207243	10.71	01/10/2017
10.35†	2013 Long‑Term Incentive Plan Form of Performance Share Units Agreement for October 2016	S‑1/A	333‑207243	10.72	01/10/2017
10.36†	Form of Cash Long‑Term Incentive Plan Agreement	S‑1/A	333‑207243	10.73	01/10/2017

Exhibit No.	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.37	Amended and Restated Securityholders Agreement by and among Wengen Alberta, Limited Partnership, Laureate Education, Inc. and the other parties thereto	8‑K	001‑38002	10.1	02/06/2017
10.38	Amended and Restated Registration Rights Agreement by and among Wengen Alberta, Limited Partnership, Wengen Investments Limited, Laureate Education, Inc. and the other parties thereto	8‑K	001‑38002	10.2	02/06/2017
10.39†	Amendment to the 2007 Stock Incentive Plan for Key Employees of Laureate Education, Inc. and its Subsidiaries	10-K	001-38002	10.76	03/29/2017
10.40†	CEO Option Award Agreement, $17.00 per share exercise price	8-K	001-38002	10.3	02/06/2017
10.41†	CEO Option Award Agreement, $21.32 per share exercise price	8-K	001-38002	10.4	02/06/2017
10.42	Form of Confirmation Letter, dated April 21, 2017, between Laureate Education, Inc. and the other party thereto	8-K	001-38002	10.1	04/27/2017
10.43†	Separation Agreement and General Release, dated March 28, 2017, between Enderson Guimarães and Laureate Education, Inc., effective as of March 23, 2017	10-Q	001-38002	10.80	05/11/2017
10.44	Seventh Amendment to Amended and Restated Credit Agreement, Amendment to Security Documents, and Release of Foreign Obligations and Certain Credit Parties, dated April 26, 2017, among Laureate Education, Inc., Iniciativas Culturales de España S.L., as the foreign subsidiary borrower, certain domestic subsidiaries of Laureate Education, Inc., Citibank, N.A., as administrative agent and collateral agent, certain financial institutions, and others party thereto	10-Q	001-38002	10.81	05/11/2017
10.45	Second Amended and Restated Credit Agreement, dated as of April 26, 2017, among Laureate Education, Inc., the lending institutions party thereto from time to time, and Citibank, N.A., as administrative agent and collateral agent	10-Q	001-38002	10.82	05/11/2017
10.46	Amended and Restated Guarantee, dated as of April 26, 2017, by Laureate Education, Inc. and certain domestic subsidiaries of Laureate Education, Inc. party thereto from time to time, as guarantors, in favor of Citibank, N.A., as collateral agent	10-Q	001-38002	10.83	05/11/2017
10.47	Amended and Restated Pledge Agreement, dated as of April 26, 2017, among Laureate Education, Inc. and certain domestic subsidiaries of Laureate Education, Inc. party thereto from time to time, as pledgors, and Citibank, N.A., as collateral agent	10-Q	001-38002	10.84	05/11/2017
10.48	Amended and Restated Security Agreement, dated as of April 26, 2017, among Laureate Education, Inc. and certain domestic subsidiaries of Laureate Education, Inc. party thereto from time to time, as grantors, and Citibank, N.A., as collateral agent	10-Q	001-38002	10.85	05/11/2017
10.49	Second Amended and Restated Collateral Agreement, dated as of April 26, 2017, between Walden University, LLC, certain other domestic subsidiaries of Laureate Education, Inc. from time to time, and Citibank, N.A., as collateral agent	10-Q	001-38002	10.86	05/11/2017
10.50†	Laureate Education, Inc. Amended and Restated 2013 Long-Term Incentive Plan	8-K	001-38002	10.1	06/20/2017
10.51†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Annual Performance Share Units Notice and Agreement for 2017	10-Q	001-38002	10.51	08/08/2017
10.52†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Performance-based Stock Option Agreement for 2017	10-Q	001-38002	10.52	08/08/2017
10.53†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Time-based Stock Option Agreement for 2017	10-Q	001-38002	10.53	08/08/2017
10.54†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Restricted Stock Units Notice and Agreement for 2017	10-Q	001-38002	10.54	08/08/2017
10.55†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Performance Share Units Notice and Agreement for 2017	10-Q	001-38002	10.55	08/08/2017

Exhibit No.	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.56†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Performance-based Stock Option Agreement for 2017 for Certain Executives	10-Q	001-38002	10.56	08/08/2017
10.57†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Time-based Stock Option Agreement for 2017 for Certain Executives	10-Q	001-38002	10.57	08/08/2017
10.58†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Restricted Stock Units Notice and Agreement for 2017 for Certain Executives	10-Q	001-38002	10.58	08/08/2017
10.59†	Form of 2017-2018 Laureate Executive Cash Long-Term Bonus Plan for Certain Executives	10-Q	001-38002	10.59	08/08/2017
10.61†	Employment Offer Letter, dated August 15, 2017, between Laureate Education, Inc. and Victoria Silbey	10-Q	001-38002	10.61	11/08/2017
10.62†	Separation Agreement and General Release, dated July 11, 2017, between Timothy F. Daniels and Laureate Education, Inc., effective December 31, 2017	10-Q	001-38002	10.62	11/08/2017
10.63†	Separation Agreement and General Release, dated August 28, 2017, between Robert W. Zentz and Laureate Education, Inc., effective December 31, 2017	10-Q	001-38002	10.63	11/08/2017
10.64†	Form of Stock Option Agreement with exercise price of $18.36 for certain executives	10-Q	001-38002	10.64	11/08/2017
10.65†	Form of Stock Option Agreement with exercise price of $21.00 for certain executives	10-Q	001-38002	10.65	11/08/2017
10.66	First Amendment to Second Amended and Restated Credit Agreement, dated as of February 1, 2018 among Laureate Education, Inc., Citibank, N.A., as administrative agent and collateral agent, the other parties and financial institutions party thereto	8-K	001-38002	10.1	02/01/2018
10.67†	Employment Offer Letter, dated November 6, 2017, between Laureate Education, Inc. and Jean-Jacques Charhon	10-K	001-38002	10.67	03/20/2018
10.68†	Transitional Employment Agreement, effective as of November 9, 2017, between Paula Singer and Laureate Education, Inc.	10-K	001-38002	10.68	03/20/2018
10.69†	Release Agreement, dated November 9, 2017, between Enderson Guimarães and Laureate Education, Inc.	10-K	001-38002	10.69	03/20/2018
10.70†	Chairman Compensation Agreement, dated December 29, 2017, between Douglas Becker and Laureate Education, Inc.	10-K	001-38002	10.70	03/20/2018
10.71*&	Stock Option Agreement, dated as of January 2, 2018, between Jean-Jacques Charhon and Laureate Education, Inc.
21.1*	List of Subsidiaries of the Registrant
31.1*	Certification pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2*	Certification pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32*	Certifications pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
Ex. 101.INS*	XBRL Instance Document
Ex. 101.SCH*	XBRL Taxonomy Extension Schema Document
Ex. 101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
Ex. 101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

Exhibit No.	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
Ex. 101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
Ex. 101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
#	Laureate Education, Inc. hereby undertakes to furnish supplementally a copy of any omitted schedule or exhibit to such agreement to the U.S. Securities and Exchange Commission upon request.
†	Indicates a management contract or compensatory plan or arrangement.
‡	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the U.S. Securities and Exchange Commission.
&	A form of such agreement was previously filed as Exhibit 10.71 to the Company’s Annual Report on Form 10-K (File No. 001-38002) filed on March 20, 2018.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 9, 2018.

/s/ JEAN-JACQUES CHARHON
Jean-Jacques Charhon
Executive Vice President and Chief Financial Officer

/s/ TAL DARMON
Tal Darmon
Senior Vice President, Chief Accounting Officer
and Global Controller