Form 10-Q
period 2018-06-30
LAUREATE EDUCATION, INC.
filed 2018-08-09
CIK 912766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2018
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2018
Class A common stock, par value $0.004 per share	91,613,615 shares
Class B common stock, par value $0.004 per share	132,415,605 shares

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
IN THOUSANDS, except per share amounts

For the three months ended June 30,	2018	2017
	(Unaudited)	(Unaudited)
Revenues	$1,247,917	$1,277,439
Costs and expenses:
Direct costs	908,941	942,246
General and administrative expenses	73,203	91,343
Operating income	265,773	243,850
Interest income	5,448	4,460
Interest expense	(65,969)	(98,962)
Loss on debt extinguishment	—	(6,915)
Gain on derivatives	111,596	26,970
Other income (expense), net	2,099	(380)
Foreign currency exchange loss, net	(17,867)	(9,726)
Gain (loss) on sales of subsidiaries, net	11,763	(172)
Income from continuing operations before income taxes and equity in net income of affiliates	312,843	159,125
Income tax expense	(88,889)	(42,028)
Equity in net income of affiliates, net of tax	—	1
Net income	223,954	117,098
Net loss (income) attributable to noncontrolling interests	456	(712)
Net income attributable to Laureate Education, Inc.	$224,410	$116,386

Accretion of Series A convertible redeemable preferred stock and other redeemable noncontrolling interests and equity	(4,324)	(69,212)
Gain upon conversion of Series A convertible redeemable preferred stock	74,110	—
Net income available to common stockholders	$294,196	$47,174

Basic and diluted earnings per share:
Basic earnings per share	$1.37	$0.28
Diluted earnings per share	$1.00	$0.28

The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
IN THOUSANDS, except per share amounts

For the six months ended June 30,	2018	2017
	(Unaudited)	(Unaudited)
Revenues	$2,133,205	$2,133,372
Costs and expenses:
Direct costs	1,774,387	1,795,478
General and administrative expenses	120,504	156,911
Operating income	238,314	180,983
Interest income	11,577	9,154
Interest expense	(135,434)	(201,595)
Loss on debt extinguishment	(7,481)	(8,430)
Gain on derivatives	92,256	39,117
Other income, net	4,505	56
Foreign currency exchange loss, net	(26,621)	(7,436)
Gain (loss) on sales of subsidiaries, net	309,804	(172)
Income from continuing operations before income taxes and equity in net income of affiliates	486,920	11,677
Income tax expense	(91,421)	(14,934)
Equity in net income of affiliates, net of tax	—	1
Net income (loss)	395,499	(3,256)
Net income attributable to noncontrolling interests	(2,210)	(3,166)
Net income (loss) attributable to Laureate Education, Inc.	$393,289	$(6,422)

Accretion of Series A convertible redeemable preferred stock and other redeemable noncontrolling interests and equity	(61,727)	(108,081)
Gain upon conversion of Series A convertible redeemable preferred stock	74,110	—
Net income (loss) available to common stockholders	$405,672	$(114,503)

Basic and diluted earnings (loss) per share:
Basic earnings (loss) per share	$2.01	$(0.71)
Diluted earnings (loss) per share	$1.75	$(0.71)

The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
IN THOUSANDS

For the three months ended June 30,	2018	2017
	(Unaudited)	(Unaudited)
Net income	$223,954	$117,098
Other comprehensive (loss) income:
Foreign currency translation adjustment, net of tax of $0 for both periods	(196,672)	28,455
Unrealized gain on derivative instruments, net of tax of $0 for both periods	10,126	3,507
Total other comprehensive (loss) income	(186,546)	31,962
Comprehensive income	37,408	149,060
Net comprehensive income attributable to noncontrolling interests	(15)	(1,269)
Comprehensive income attributable to Laureate Education, Inc.	$37,393	$147,791

The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
IN THOUSANDS

For the six months ended June 30,	2018	2017
	(Unaudited)	(Unaudited)
Net income (loss)	$395,499	$(3,256)
Other comprehensive (loss) income:
Foreign currency translation adjustment, net of tax of $0 for both periods	(113,303)	131,851
Unrealized gain on derivative instruments, net of tax of $0 for both periods	12,336	6,099
Minimum pension liability adjustment, net of tax of $0	376	—
Total other comprehensive (loss) income	(100,591)	137,950
Comprehensive income	294,908	134,694
Net comprehensive income attributable to noncontrolling interests	(2,402)	(4,055)
Comprehensive income attributable to Laureate Education, Inc.	$292,506	$130,639

The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
IN THOUSANDS, except per share amounts

	June 30, 2018	December 31, 2017
Assets	(Unaudited)
Current assets:
Cash and cash equivalents (includes VIE amounts of $187,604 and $231,940, see Note 2)	$402,402	$468,733
Restricted cash	182,905	224,934
Receivables:
Accounts and notes receivable	618,301	535,176
Other receivables	25,354	21,551
Allowance for doubtful accounts	(193,755)	(198,802)
Receivables, net	449,900	357,925
Income tax receivable	24,438	41,178
Prepaid expenses and other current assets	176,101	93,461
Current assets held for sale	35,955	102,623
Total current assets (includes VIE amounts of $460,755 and $407,315, see Note 2)	1,271,701	1,288,854
Notes receivable, net	13,231	4,116
Property and equipment:
Land	382,082	397,153
Buildings	960,463	1,026,656
Furniture, equipment and software	1,197,948	1,188,211
Leasehold improvements	419,018	423,658
Construction in-progress	69,796	84,520
Accumulated depreciation and amortization	(1,235,358)	(1,185,294)
Property and equipment, net	1,793,949	1,934,904
Land use rights, net	2,406	2,713
Goodwill	1,819,006	1,954,666
Other intangible assets:
Tradenames	1,242,964	1,295,614
Other intangible assets, net	29,017	35,927
Deferred costs, net	68,078	64,128
Deferred income taxes	157,093	156,006
Derivative instruments	15,410	48,186
Other assets	240,722	214,218
Long-term assets held for sale	276,947	392,391
Total assets (includes VIE amounts of $1,250,631 and $1,419,579, see Note 2)	$6,930,524	$7,391,723
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)
IN THOUSANDS, except per share amounts

	June 30, 2018	December 31, 2017
Liabilities and stockholders' equity	(Unaudited)
Current liabilities:
Accounts payable	$72,467	$79,568
Accrued expenses	279,731	291,216
Accrued compensation and benefits	198,088	247,575
Deferred revenue and student deposits	351,951	312,422
Current portion of long-term debt	157,936	154,234
Current portion of due to shareholders of acquired companies	24,483	40,140
Income taxes payable	42,070	29,857
Derivative instruments	72	4,458
Other current liabilities	39,984	38,560
Current liabilities held for sale	85,135	176,719
Total current liabilities (includes VIE amounts of $241,437 and $341,147, see Note 2)	1,251,917	1,374,749
Long-term debt, less current portion	2,756,109	3,207,064
Due to shareholders of acquired companies, less current portion	35,384	39,429
Deferred compensation	14,719	14,470
Income taxes payable	78,361	112,576
Deferred income taxes	295,043	278,215
Derivative instruments	7,644	9,390
Other long-term liabilities	283,351	260,144
Long-term liabilities held for sale	79,912	94,407
Total liabilities (includes VIE amounts of $312,920 and $449,561, see Note 2)	4,802,440	5,390,444
Series A convertible redeemable preferred stock, par value $0.001 per share – 512 shares authorized, no shares issued and outstanding as of June 30, 2018 and 401 shares issued and outstanding as of December 31, 2017	—	400,276
Redeemable noncontrolling interests and equity	12,980	13,721
Stockholders' equity:
Preferred stock, par value $0.001 per share – 49,488 shares authorized, no shares issued and outstanding as of June 30, 2018 and December 31, 2017	—	—
Class A common stock, par value $0.004 per share – 700,000 shares authorized, 91,614 shares issued and outstanding as of June 30, 2018 and 55,052 shares issued and outstanding as of December 31, 2017	366	220
Class B common stock, par value $0.004 per share – 175,000 shares authorized, 132,416 shares issued and outstanding as of June 30, 2018 and 132,443 shares issued and outstanding as of December 31, 2017	530	530
Additional paid-in capital	3,698,822	3,446,206
Accumulated deficit	(548,617)	(946,236)
Accumulated other comprehensive loss	(1,026,339)	(925,556)
Total Laureate Education, Inc. stockholders' equity	2,124,762	1,575,164
Noncontrolling interests	(9,658)	12,118
Total stockholders' equity	2,115,104	1,587,282
Total liabilities and stockholders' equity	$6,930,524	$7,391,723
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
IN THOUSANDS

For the six months ended June 30,	2018	2017
Cash flows from operating activities	(unaudited)	(unaudited)
Net income (loss)	$395,499	$(3,256)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	130,164	131,465
(Gain) loss on sales of subsidiaries and disposal of property and equipment, net	(309,918)	1,927
Gain on derivative instruments	(92,680)	(39,386)
Loss on debt extinguishment	7,481	8,430
Non-cash interest expense	11,023	22,359
Non-cash share-based compensation expense	3,931	35,337
Bad debt expense	58,282	51,439
Deferred income taxes	(660)	(3,196)
Unrealized foreign currency exchange loss	18,721	11,756
Non-cash (gain) loss from non-income tax contingencies	(928)	3,813
Other, net	(10,032)	(1,052)
Changes in operating assets and liabilities:
Receivables	(184,005)	(162,375)
Prepaid expenses and other assets	(83,347)	(99,019)
Accounts payable and accrued expenses	(54,020)	(86,368)
Income tax receivable/payable, net	11,951	(21,868)
Deferred revenue and other liabilities	100,372	9,231
Net cash provided by (used in) operating activities	1,834	(140,763)
Cash flows from investing activities
Purchase of property and equipment	(93,741)	(86,793)
Expenditures for deferred costs	(7,732)	(8,248)
Receipts from sales of subsidiaries and property and equipment, net of cash sold	374,713	505
Settlement of derivatives related to sale of subsidiaries	(9,960)	—
Property insurance recoveries	—	370
Business acquisitions, net of cash acquired	—	(835)
Payments from (to) related parties and affiliates	983	(508)
Net cash provided by (used in) investing activities	264,263	(95,509)
Cash flows from financing activities
Proceeds from issuance of long-term debt, net of original issue discount	298,726	2,110,859
Payments on long-term debt	(671,721)	(2,415,530)
Payments of deferred purchase price for acquisitions	(5,875)	(6,329)
Payments to purchase noncontrolling interests	(127)	—
Proceeds from issuance of convertible redeemable preferred stock, net of issuance costs	—	55,290
Payment of dividends on Series A Preferred Stock	(11,103)	—
Proceeds from initial public offering, net of issuance costs	—	456,561
Withholding of shares to satisfy tax withholding for vested stock awards	(1,744)	(1,277)
Payments of debt issuance costs and redemption and call premiums for debt modification	(303)	(76,469)
Noncontrolling interest holder's loan to subsidiaries	—	943
Distributions to noncontrolling interest holders	(912)	(847)
Net cash (used in) provided by financing activities	(393,059)	123,201
Effects of exchange rate changes on Cash and cash equivalents and Restricted cash	(12,723)	19,255
Change in cash included in current assets held for sale	31,325	—
Net change in Cash and cash equivalents and Restricted cash	(108,360)	(93,816)
Cash and cash equivalents and Restricted cash at beginning of period	693,667	654,284
Cash and cash equivalents and Restricted cash at end of period	$585,307	$560,468
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

As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, (the 2017 Form 10-K) effective August 1, 2017, we changed our operating segments in order to realign our segments according to how our chief operating decision maker allocates resources and assesses performance. The segment changes resulted in Laureate increasing its number of operating segments from three to six, and is consistent with our goal of flattening our organizational structure to improve decision speed and operating effectiveness. As required, the 2017 segment information that is presented for comparative purposes has also been revised to reflect this change.

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

The VIEs in Brazil and Mexico comprise several not-for-profit foundations that have insignificant revenues and operating expenses. Selected Consolidated Statements of Operations information for VIEs was as follows, net of the charges related to the above-described contractual arrangements:

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Selected Statements of Operations information:
Revenues, by segment:
Brazil	$—	$46	$—	$46
Mexico	86	—	86	—
Andean & Iberian	150,504	137,580	205,540	185,891
Central America & U.S. Campuses	17,506	15,636	32,646	31,011
EMEAA	47,318	67,302	108,514	133,515
Revenues	215,414	220,564	346,786	350,463

Depreciation and amortization	10,594	12,651	21,617	25,473

Operating (loss) income, by segment:
Brazil	(22)	14	(40)	(7)
Mexico	(71)	(161)	(228)	(353)
Andean & Iberian	33,996	31,772	(5,266)	(10,151)
Central America & U.S. Campuses	1,853	(92)	1,548	963
EMEAA	15,430	8,000	28,201	19,889
Operating income	51,186	39,533	24,215	10,341

Net income	78,926	43,152	56,457	23,040
Net income attributable to Laureate Education, Inc.	79,050	41,955	56,321	21,019

The following table reconciles the Net income (loss) attributable to Laureate Education, Inc. as presented in the table above, to the amounts in our Consolidated Statements of Operations:

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Net income (loss) attributable to Laureate Education, Inc.:
Variable interest entities	$79,050	$41,955	$56,321	$21,019
Other operations	198,616	184,031	168,082	214,799
Corporate and eliminations	(53,256)	(109,600)	168,886	(242,240)
Net income (loss) attributable to Laureate Education, Inc.	$224,410	$116,386	$393,289	$(6,422)

The following table presents selected assets and liabilities of the consolidated VIEs. Except for Goodwill, the assets in the table below include the assets that can be used only to settle the obligations for the VIEs. The liabilities in the table are liabilities for which the creditors of the VIEs do not have recourse to the general credit of Laureate.

Selected Consolidated Balance Sheet amounts for these VIEs were as follows:

	June 30, 2018		December 31, 2017
	VIE	Consolidated	VIE	Consolidated
Balance Sheets data:
Cash and cash equivalents	$187,604	$402,402	$231,940	$468,733
Current assets held for sale	—	35,955	22,246	102,623
Other current assets	273,151	833,344	153,129	717,498
Total current assets	460,755	1,271,701	407,315	1,288,854

Goodwill	186,514	1,819,006	192,230	1,954,666
Tradenames	91,295	1,242,964	110,577	1,295,614
Other intangible assets, net	—	29,017	—	35,927
Long-term assets held for sale	—	276,947	185,139	392,391
Other long-term assets	512,067	2,290,889	524,318	2,424,271
Total assets	1,250,631	6,930,524	1,419,579	7,391,723

Current liabilities held for sale	—	85,135	64,895	176,719
Other current liabilities	241,437	1,166,782	276,252	1,198,030
Long-term liabilities held for sale	—	79,912	41,732	94,407
Long-term debt and other long-term liabilities	71,483	3,470,611	66,682	3,921,288
Total liabilities	312,920	4,802,440	449,561	5,390,444

Total stockholders' equity	937,711	2,115,104	970,018	1,587,282
Total stockholders' equity attributable to Laureate Education, Inc.	937,480	2,124,762	948,966	1,575,164

On January 24, 2018, a new Higher Education Law (the New Law) was passed by the Chilean Congress. On March 27, 2018, the Constitutional Court declared unconstitutional Article 63 of the New Law, which would have prohibited for-profit organizations such as Laureate from controlling the boards of universities in Chile. The Constitutional Court released its opinion on April 26, 2018, and signature and enactment of the New Law occurred in May 2018. Among other things left intact by the Constitutional Court, the New Law prohibits conflicts of interests and related party transactions with certain exceptions, including the provision of services that are educational in nature or essential for the university's purposes. The New Law provides for a transition period. The incoming Chilean presidential administration, which took office on March 11, 2018, has the responsibility to implement the new legislative mandates and compliance processes.

The Company is reviewing the impact the New Law will have on its Chilean operations, including the extent to which it will affect existing contractual relationships that the Company maintains with the Chilean non-profit universities. As the New Law no longer contains provisions that prohibit Laureate from controlling the boards of the Chilean non-profit universities, but still requires the promulgation of new regulations and procedures that will be applicable to any commercial relationship that the Company has with the Chilean non-profit universities, the Company has determined that it will continue to consolidate the three Chilean non-profit universities, which are accounted for as variable interest entities, and its Chilean real estate subsidiary.

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

In May 2018, an amendment to Turkey's higher education law was passed; see Note 18, Legal and Regulatory Matters for further description.

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

The reconciliations of the beginning and ending balances of the Allowance for doubtful accounts were as follows:

For the six months ended June 30,	2018	2017
Balance at beginning of period	$204,252	$196,270
Additions: charges to bad debt expense	58,282	51,439
Additions: charges to other accounts (a)	1,124	190
Deductions (b)	(65,635)	(45,490)
Balance at end of period	$198,023	$202,409

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

Recently Adopted Accounting Standards

Accounting Standards Update (ASU) No. 2014-09, (ASU 2014-09), Revenue from Contracts with Customers (Topic 606)

On May 28, 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, which, along with amendments issued in 2015 and 2016, supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) 605, ‘‘Revenue Recognition’’ and most industry-specific guidance. The core principle of ASU 2014-09 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. We adopted Topic 606 as of January 1, 2018 using the modified retrospective transition method and elected to apply the standard only to contracts that were not completed as of that date. We recorded a net increase to opening retained earnings of approximately $1,400 as of January 1, 2018 due to the cumulative impact of adopting Topic 606, with the impact primarily related to the deferral of costs to obtain a contract which were previously expensed as incurred. The impact to revenues as a result of applying Topic 606 was an increase of $498 for the six months ended June 30, 2018.

In accordance with the requirements under Topic 606, the impact of adoption on our Consolidated Statement of Operations and Consolidated Balance Sheet was as follows:

	For the six months ended June 30, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Statement of Operations data:
Revenues	$2,133,205	$2,132,707	$498

Costs and Expenses:
Direct costs	1,774,387	1,778,729	(4,342)
Income tax expense	(91,421)	(91,368)	(53)

Net income	395,499	390,712	4,787

	As of June 30, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Balance Sheet data:
Assets:
Deferred costs, net	$68,078	$62,319	$5,759

Liabilities:
Deferred revenue and student deposits	351,951	352,449	(498)
Deferred income taxes	295,043	294,990	53

Equity:
Accumulated deficit	(548,617)	(554,821)	6,204

ASU No. 2016-15 (ASU 2016-15), Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued ASU 2016-15 in order to address the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. This standard addresses the following eight specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (COLIs) (including bank-owned life insurance policies (BOLIs)); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The amendments in this update apply to all entities, including both business entities and not-for-profit entities that are required to present a statement of cash flows under Topic 230. The Company adopted this standard beginning January 1, 2018. Since this standard requires retrospective application, for the six months ended June 30, 2017 we have reclassified from operating activities to financing activities approximately $65,000 of redemption and call premiums that were paid in connection with a debt modification that was completed during the second quarter of 2017.

ASU No. 2016-16 (ASU 2016-16), Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory

In October 2016, the FASB issued ASU 2016-16 in order to improve the accounting for income tax consequences for intra-entity transfers of assets other than inventory. Prior to adopting this ASU, the recognition of current and deferred income taxes for an intra-entity transfer was prohibited until the asset was sold to a third party. The amendments in this ASU state that an entity should recognize income tax consequences of an intra-entity transfer when the transfer occurs. This aligns the recognition of income tax consequences for intra-entity transfers of assets with International Financing Reporting Standards (IFRS). Laureate adopted ASU 2016-16 effective January 1, 2018 and recorded a cumulative-effect adjustment to retained earnings of approximately $2,900.

ASU No. 2016-18 (ASU 2016-18), Statement of Cash Flows (Topic 230): Restricted Cash

In November 2016, the FASB issued ASU 2016-18 in order to address the diversity that exists in the classification and presentation of changes in restricted cash on the statement of cash flows under Topic 230, Statement of Cash Flows. The amendments in this ASU require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this ASU apply to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows under Topic 230. This ASU was adopted by Laureate beginning January 1, 2018 and resulted in a change in presentation within the Consolidated Statements of Cash Flows. As required, Laureate retrospectively applied the guidance to the prior period presented, which resulted in a decrease of $318 in operating cash flows and an increase of $143 in investing cash flows on the Consolidated Statement of Cash Flows for the six months ended June 30, 2017. As required by the ASU, we have provided a reconciliation from cash and cash equivalents as presented on our Consolidated Balance Sheets to cash, cash equivalents, and restricted cash as reported on our Consolidated Statements of Cash Flows. See Note 20, Supplemental Cash Flow Information, for this reconciliation, as well as a discussion of the nature of our restricted cash balances.

ASU No. 2017-07 (ASU 2017-07), Compensation - Retirement Benefits (Topic 715)

In March 2017, the FASB issued ASU 2017-07 in order to improve the presentation of net periodic pension cost and net periodic post retirement benefit cost. Prior to adoption of this ASU, these costs comprised several components that reflected different aspects of an employer's financial arrangements as well as the cost of benefits provided to employees, and were aggregated for reporting purposes. Under the amendments in this ASU, the service cost component of net periodic benefit cost is disaggregated and reported in the same line item(s) as other compensation costs arising from services rendered during the period, and the remaining components are presented on the income statement separately from the service cost component and outside a subtotal of income from operations, if presented. Laureate adopted ASU 2017-07 on January 1, 2018. Since the effect of ASU 2017-07 on prior periods presented was insignificant, we did not revise the Consolidated Statement of Operations for the six months ended June 30, 2017. For the six months ended June 30, 2018, the service cost component is included in Direct costs on our Consolidated Statement of Operations and the other components of net periodic benefit cost/(income), which totaled $62, are included in Other income, net on our Consolidated Statement of Operations.

Recently Issued Accounting Standards Not Yet Adopted

ASU No. 2016-02 (ASU 2016-02), Leases (Topic 842)

On February 25, 2016, the FASB issued ASU 2016-02. Lessees will need to recognize on their balance sheet a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of the lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs and uneven rent payments. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases). Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. The standard is effective for Laureate beginning January 1, 2019. The new standard must be adopted using a modified retrospective transition method and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. We have completed our diagnostic assessment and have established a cross-functional implementation team which is in the process of identifying changes to our accounting policies, business processes, systems and internal controls in preparation for the implementation. We anticipate that ASU 2016-02 will have a material impact on our Consolidated Balance Sheets, as we will record significant asset and liability balances in connection with our leased properties. We are still evaluating the impact to our Consolidated Statements of Operations and Cash Flows. We do not currently plan to early adopt this ASU.

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

The following table shows the components of Revenues by segment and as a percentage of total net revenue for the three months ended June 30, 2018:

	Brazil	Mexico	Andean & Iberian	Central America & U.S. Campuses	EMEAA	Online & Partnerships	Corporate(1)	Total
Tuition and educational services	$343,171	$174,964	$509,935	$75,497	$166,011	$180,373	$—	$1,449,951	116%
Other	2,842	19,951	29,417	13,040	11,890	12,551	(5,605)	84,086	7%
Gross revenue	346,013	194,915	539,352	88,537	177,901	192,924	(5,605)	1,534,037	123%
Less: Discounts / waivers / scholarships	(120,414)	(35,270)	(52,893)	(10,118)	(39,456)	(27,969)	—	(286,120)	(23)%
Total	$225,599	$159,645	$486,459	$78,419	$138,445	$164,955	$(5,605)	$1,247,917	100%
(1) Includes the elimination of intersegment revenues.

The following table shows the components of Revenues by segment and as a percentage of total net revenue for the six months ended June 30, 2018:

	Brazil	Mexico	Andean & Iberian	Central America & U.S. Campuses	EMEAA	Online & Partnerships	Corporate(1)	Total
Tuition and educational services	$545,274	$341,274	$718,704	$151,554	$337,068	$361,618	$—	$2,455,492	115%
Other	5,703	45,229	53,330	26,495	24,807	26,732	(9,328)	172,968	8%
Gross revenue	550,977	386,503	772,034	178,049	361,875	388,350	(9,328)	2,628,460	123%
Less: Discounts / waivers / scholarships	(202,586)	(70,960)	(69,345)	(20,604)	(76,396)	(55,364)	—	(495,255)	(23)%
Total	$348,391	$315,543	$702,689	$157,445	$285,479	$332,986	$(9,328)	$2,133,205	100%
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

All of our contract assets are considered accounts receivable and are included within the Accounts and notes receivable balance in the accompanying Consolidated Balance Sheets. Total accounts receivable from our contracts with students were $618,301 and $535,176 as of June 30, 2018 and December 31, 2017, respectively. In addition, as of June 30, 2018 and December 31, 2017, accounts receivable that were classified as assets held for sale were $4,353 and $34,744, respectively. The increase in the contract assets balance for the period ended June 30, 2018 is primarily driven by our enrollment cycle. The first calendar quarter generally coincides with the primary intake for some of our larger institutions. All contract asset amounts are classified as current.

Contract liabilities in the amount of $351,951 and $312,422 were included within the Deferred revenue and student deposits balance in the current liabilities section of the accompanying Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, respectively. In addition, as of June 30, 2018 and December 31, 2017, contract liabilities that were classified as liabilities held for sale were $35,379 and $94,951, respectively. The increase in the contract liability balance during the period ended June 30, 2018 is the result of semester billings and cash payments received in advance of satisfying performance obligations, offset by revenue recognized during that period. Revenue recognized for the six months ended June 30, 2018 that was included in the contract liability balance at the beginning of the year was approximately $256,000.

Costs to Obtain a Contract

Certain commissions and bonuses earned by third party agents and our employees are considered incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized over the period of benefit which ranges from two to four years. We determined the expected period of benefit, by university, as the expected student enrollment period. As of June 30, 2018 and December 31, 2017, the asset balances were $7,780 and $0, respectively, and the accumulated amortization balances were $2,021 and $0, respectively, both of which are included in Deferred costs, net, in the accompanying Consolidated Balance Sheets. The associated operating cost of $2,021 was recorded in Direct costs in the accompanying Consolidated Statement of Operations for the six months ended June 30, 2018. We also pay certain commissions and bonuses where the period of benefit is one year or less. We have elected the practical expedient available in ASC 340-40 whereby any incremental costs of obtaining a contract are recognized as an expense when incurred if the amortization period of the asset that would have been recognized is one year or less.

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

Note 4. Assets Held for Sale

The Company has identified certain subsidiaries that may not reach a scale that will be meaningful for Laureate, or that represent a strategic sale opportunity, and has undertaken a process to sell these entities. As described in Note 5, Dispositions, several of these sale transactions closed during the first half of 2018. The sale of Kendall College, LLC (Kendall) closed during the third quarter of 2018, as described in Note 21, Subsequent Events.

As of June 30, 2018, the subsidiaries in our EMEAA and Central America & U.S. Campuses segments that were classified as held for sale at December 31, 2017 in our 2017 Form 10-K and were not sold during the first half of 2018 continued to meet the criteria for classification as held for sale under ASC 360-10-45-9, "Long-Lived Assets Classified as Held for Sale." In addition, as described further below, during the first quarter of 2018, St. Augustine, a subsidiary in our Central America & U.S. Campuses segment that was not previously classified as held for sale, met the criteria for classification as held for sale. Accordingly, as of June 30, 2018, the assets and liabilities of these disposal groups were classified as held for sale and recorded at the lower of their carrying values or their estimated 'fair values less costs to sell.'

The amounts classified as held-for-sale assets and liabilities are subject to finalization. The carrying amounts of the major classes of long-lived assets and liabilities that were classified as held for sale as of June 30, 2018 are presented in the following tables:

Property and equipment, net	$163,334
Goodwill	68,018
Tradenames	32,188
Other long-term assets	13,407
Long-term assets held for sale	$276,947

Deferred revenue and student deposits	$35,379
Long-term debt, including current portion	68,931
Other liabilities	60,737
Total liabilities held for sale	$165,047

In the aggregate, revenues of the disposal groups represented $120,176 and $106,903 of Laureate's total revenues during the six months ended June 30, 2018 and 2017, respectively.

University of St. Augustine for Health Sciences, LLC (St. Augustine)

On April 24, 2018, the Company and Exeter Street Holdings, LLC (the Seller) and St. Augustine, both of which are wholly owned subsidiaries of the Company, entered into a Membership Interest Purchase Agreement (the Purchase Agreement) with University of St. Augustine Acquisition Corp. (the Purchaser), an affiliate of Altas Partners LP. Pursuant to the Purchase Agreement, the Purchaser will purchase from the Seller all of the issued and outstanding membership interests of St. Augustine. As of June 30, 2018, St. Augustine has been classified as held for sale on our Consolidated Balance Sheet. The transaction value under the Purchase Agreement is $400,000, subject to customary closing adjustments, and the parties expect that the transaction will close in late 2018, subject to required regulatory approvals, including approvals by the U.S. Department of Education and the WASC Senior College and University Commission, and customary closing conditions. For the fiscal year ended December 31, 2017, St. Augustine had $89,600 in revenue, $30,500 in operating income and $4,100 in depreciation and amortization, and as of June 30, 2018 had approximately 3,500 students.

Note 5. Dispositions

Sale of Cyprus and Italy Operations

As previously disclosed in our 2017 Form 10-K, on January 11, 2018, we completed the sale of European University-Cyprus Ltd (EUC) and Laureate Italy S.r.L. (Laureate Italy). Upon closing, we received gross proceeds of approximately 232,000 Euros (EUR) (approximately US $275,500, or approximately US $244,300 net of cash sold and net of the approximately $4,100 working capital settlement between the Company and the buyer that was completed during the second quarter of 2018), and recognized a total gain on sale for the six months ended June 30, 2018 of approximately $218,000. The Company used the proceeds from this transaction, along with borrowings on our revolving credit facility that were subsequently repaid with the China sale proceeds discussed below, to repay $350,000 of principal balance on our syndicated term loan that matures in April 2024 (the 2024 Term Loan), as discussed in Note 9, Debt.

Sale of China Operations

As previously disclosed in our 2017 Form 10-K, on January 25, 2018, we completed the sale of LEI Lie Ying Limited (LEILY). At closing, the Company received initial gross proceeds totaling approximately $128,800 (approximately $110,800 net of cash sold), net of banker transaction fees and certain taxes and duties totaling approximately $16,000. Six months after the closing date, the buyer was required to pay to the Company the Hong Kong Dollar (HKD) equivalent of Chinese Renminbi (RMB) 120,000 (the First Holdback Payment, approximately US $18,200 at June 30, 2018). On July 27, 2018, the Company received the First Holdback Payment from the buyer, net of withholding taxes and agreed-upon legal fees, for a net payment of HKD 142,221 or $18,117 at the date of receipt, prior to banker transaction fees. Twelve months after the closing date, the buyer is required to pay to the Company the HKD equivalent of RMB 60,000 (the Second Holdback Payment, approximately US $9,100 at June 30, 2018). Both the First Holdback Payment and the Second Holdback Payment are subject to deduction of any indemnifiable losses payable by the Company to the buyer pursuant to the sale purchase agreement. The remainder of the transaction value was paid into an escrow account and will be distributed to the Company pursuant to the terms and conditions of the escrow agreement.

In addition to the initial proceeds received, as of June 30, 2018, the Company has recorded a current receivable of approximately $28,700 for the First Holdback Payment and the Second Holdback Payment, as well as a long-term receivable of approximately $25,900 for the portion of the escrowed amount that the Company expects to receive. In addition, the Company has recorded a liability of approximately $15,700 related to loss contingencies for which we have indemnified the buyer. The Company recognized a gain on the sale of LEILY for the six months ended June 30, 2018 of approximately $80,000.

Sale of German Operations

On April 12, 2018, LEI European Investments B.V., a Netherlands private limited liability company (LEI BV), and Laureate International B.V., a Netherlands private limited liability company (Laureate International), both of which are indirect, wholly owned subsidiaries of Laureate Education, Inc., executed and closed a Sale and Purchase Agreement (the Laureate Germany SPA) with Global University Systems Germany B.V., a Netherlands private limited liability company (Global University Systems). Pursuant to the Laureate Germany SPA, Global University Systems purchased from LEI BV all of the issued and outstanding shares of capital stock of Laureate Germany Holding GmbH and its consolidated institutions, including the University of Applied Sciences Europe and Laureate Academies GmbH (collectively, Laureate Germany), and Laureate International guaranteed the obligations of LEI BV under the Laureate Germany SPA. Upon completion of the sale, LEI BV received gross proceeds of EUR 1,000 (approximately US $1,200 at the date of receipt). At the date of sale, Laureate Germany had approximately $12,900 of cash and restricted cash on its balance sheet. In connection with this transaction, the Company contributed capital to Laureate Germany of approximately $3,600, and expects to pay estimated real estate transfer taxes of approximately $400. The Company recognized a loss on the sale of Laureate Germany for the six months ended June 30, 2018 of approximately $5,500.

Sale of Moroccan Operations

As previously reported in our 2017 Form 10-K, on November 29, 2017, Laureate Middle East Holdings B.V., a Netherlands private limited liability company and an indirect, wholly owned subsidiary of the Company (LMEH), and La Société Maroc Emirats Arabes Unis de Développement, a Morocco company (SOMED and, together with LMEH, the Sellers), Laureate I B.V., a Netherlands private limited liability company and an indirect, wholly owned subsidiary of the Company (the Guarantor), and UPM Pédagogique, a Morocco company (the Purchaser), entered into a Share Purchase Agreement (the Laureate Somed SPA), pursuant to which the Purchaser agreed to purchase from the Sellers all of the issued and outstanding capital shares of Laureate Somed Holding, a Morocco company (Laureate Somed), for a total transaction value of 500,000 Moroccan Dirhams, and the Guarantor agreed to guarantee certain obligations of LMEH under the Laureate Somed SPA. The transaction closed on April 13,

2018, and LMEH received net proceeds of 300,000 Moroccan Dirhams (approximately US $32,500 at the date of sale, or approximately $31,100 net of cash sold). The proceeds were used for general debt repayment across the Company rather than repayment of a specific tranche. Prior to the consummation of the sale, LMEH owned approximately 60% of the capital shares of Laureate Somed, while SOMED owned the remaining approximately 40% of the capital shares of Laureate Somed. Laureate Somed is the operator of Université Internationale de Casablanca, a comprehensive campus-based university in Casablanca, Morocco. The Company recognized a gain on the sale of Laureate Somed of approximately $17,400 for the six months ended June 30, 2018.

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

	June 30, 2018	December 31, 2017	Nominal Currency	Interest Rate %
Universidade Anhembi Morumbi (UAM Brazil)	$41,229	$45,206	BRL	CDI + 2%
University of St. Augustine for Health Sciences, LLC (St. Augustine)	11,550	11,550	USD	7%
Universidad Tecnologica Centroamericana (UNITEC Honduras)	3,016	3,813	HNL	IIBC
Faculdade Porto-Alegrense (FAPA)	2,906	3,084	BRL	IGP-M
IADE Group	1,166	2,374	EUR	3%
Monash South Africa (MSA)	—	9,571	AUD	n/a
CH Holding Netherlands B.V. (CH Holding)	—	3,971	USD	n/a
Total due to shareholders of acquired companies	59,867	79,569
Less: Current portion of due to shareholders of acquired companies	24,483	40,140
Due to shareholders of acquired companies, less current portion	$35,384	$39,429

AUD: Australian Dollar	CDI: Certificados de Depósitos Interbancários (Brazil)
BRL: Brazilian Real	IIBC: Índice de Inflación del Banco Central (Honduras)
EUR: European Euro	IGP-M: General Index of Market Prices (Brazil)
HNL: Honduran Lempira
USD: United States Dollar

MSA

During the second quarter of 2018, the conditions required for resolution of the MSA earnout were completed and the seller note liability was reversed as the criteria for payment was not met.

Note 7. Business and Geographic Segment Information

Laureate’s educational services are offered through six operating segments: Brazil, Mexico, Andean & Iberian, Central America & U.S. Campuses, EMEAA and Online & Partnerships. Laureate determines its operating segments based on information utilized by the chief operating decision maker to allocate resources and assess performance. As previously disclosed in our 2017 Form 10-K, effective August 1, 2017, we changed our operating segments in order to realign our segments according to how our chief operating decision maker allocates resources and assesses performance. As required, the 2017 segment information that is presented for comparative purposes has also been revised to reflect this change.

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

The Andean & Iberian segment includes institutions in Chile, Peru, Portugal and Spain. In Chile, private universities enroll approximately 80% of post-secondary students. In Peru, the public sector plays a significant role, but private universities are increasingly providing the capacity to meet growing demand. In Spain and Portugal, the high demand for post-secondary education places capacity constraints on the public sector, pushing students to turn to the private sector for high-quality education. Chile has government-sponsored student financing programs, while in the other countries students generally finance their own education.

The Central America & U.S. Campuses segment includes institutions in Costa Rica, Honduras, Panama and the United States. Students in Central America typically finance their own education while students in the United States finance their education in a variety of ways, including Title IV programs.

The EMEAA segment includes an institution in the European country of Turkey, as well as locations in the Middle East, Africa and Asia Pacific consisting of campus-based institutions with operations in Australia, India, Malaysia, New Zealand, South Africa and Thailand. Additionally, EMEAA manages nine licensed institutions in the Kingdom of Saudi Arabia and manages one additional institution in China through a joint venture arrangement.

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

We evaluate segment performance based on Adjusted EBITDA, which is a non-GAAP performance measure defined as Income (loss) from continuing operations before income taxes and equity in net income of affiliates, adding back the following items: Gain (loss) on sales of subsidiaries, net, Foreign currency exchange loss, net, Other income, net, Gain on derivatives, Loss on debt extinguishment, Interest expense, Interest income, Depreciation and amortization expense, Loss on impairment of assets, Share-based compensation expense and expenses related to our Excellence-in-Process (EiP) initiative. EiP is an enterprise-wide initiative to optimize and standardize Laureate’s processes, creating vertical integration of procurement, information technology, finance, accounting and human resources. It includes the establishment of regional shared services organizations (SSOs) around the world, as well as improvements to the Company's system of internal controls over financial reporting. We have expanded the EiP initiative into other back- and mid-office areas, as well as certain student-facing activities. EiP also includes certain non-recurring costs incurred in connection with the planned dispositions described in Note 4, Assets Held for Sale, and the completed dispositions described in Note 5, Dispositions.

When we review Adjusted EBITDA on a segment basis, we exclude intercompany revenues and expenses, related to network fees and royalties between our segments, which eliminate in consolidation. We use total assets as the measure of assets for reportable segments.

The following tables provide financial information for our reportable segments, including a reconciliation of Adjusted EBITDA to Income from continuing operations before income taxes, as reported in the Consolidated Statements of Operations:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues
Brazil	$225,599	$260,641	$348,391	$377,474
Mexico	159,645	159,959	315,543	310,819
Andean & Iberian	486,459	434,397	702,689	615,547
Central America & U.S. Campuses	78,419	73,112	157,445	149,483
EMEAA	138,445	182,153	285,479	341,986
Online & Partnerships	164,955	175,541	332,986	352,607
Corporate	(5,605)	(8,364)	(9,328)	(14,544)
Revenues	$1,247,917	$1,277,439	$2,133,205	$2,133,372
Adjusted EBITDA of reportable segments
Brazil	$77,934	$91,276	$51,918	$52,151
Mexico	27,806	34,250	58,250	72,124
Andean & Iberian	208,856	183,760	201,963	165,291
Central America & U.S. Campuses	14,592	11,654	32,229	28,748
EMEAA	21,266	38,026	44,544	67,821
Online & Partnerships	45,427	48,775	90,401	102,870
Total Adjusted EBITDA of reportable segments	395,881	407,741	479,305	489,005
Reconciling items:
Corporate	(34,694)	(65,913)	(70,630)	(98,580)
Depreciation and amortization expense	(62,402)	(66,950)	(130,164)	(131,465)
Loss on impairment of assets	—	—	—	—
Share-based compensation expense	(7,687)	(12,949)	(3,931)	(35,337)
EiP expenses	(25,325)	(18,079)	(36,266)	(42,640)
Operating income	265,773	243,850	238,314	180,983
Interest income	5,448	4,460	11,577	9,154
Interest expense	(65,969)	(98,962)	(135,434)	(201,595)
Loss on debt extinguishment	—	(6,915)	(7,481)	(8,430)
Gain on derivatives	111,596	26,970	92,256	39,117
Other income (expense), net	2,099	(380)	4,505	56
Foreign currency exchange loss, net	(17,867)	(9,726)	(26,621)	(7,436)
Gain (loss) on sales of subsidiaries, net	11,763	(172)	309,804	(172)
Income from continuing operations before income taxes and equity in net income of affiliates	$312,843	$159,125	$486,920	$11,677

	June 30, 2018	December 31, 2017
Assets
Brazil	$1,131,655	$1,256,364
Mexico	966,869	969,400
Andean & Iberian	2,107,779	2,117,317
Central America & U.S. Campuses	365,437	376,070
EMEAA	753,076	1,022,569
Online & Partnerships	1,256,671	1,294,147
Corporate	349,037	355,856
Total assets	$6,930,524	$7,391,723

Note 8. Goodwill

The change in the net carrying amount of Goodwill from December 31, 2017 through June 30, 2018 was composed of the following items:

	Brazil	Mexico	Andean & Iberian	Central America & U.S. Campuses	EMEAA	Online & Partnerships	Total
Goodwill	$493,373	$503,373	$321,762	$154,759	$117,413	$460,740	$2,051,420
Accumulated impairment loss	—	—	—	(96,754)	—	—	(96,754)
Balance at December 31, 2017	493,373	503,373	321,762	58,005	117,413	460,740	1,954,666
Acquisitions	—	—	—	—	—	—	—
Dispositions	—	—	—	—	—	—	—
Reclassification to Long-term assets held for sale	—	—	—	(58,005)	—	—	(58,005)
Impairments	—	—	—	—	—	—	—
Currency translation adjustments	(59,159)	(5,308)	(7,143)	—	(6,045)	—	(77,655)
Adjustments to prior acquisitions	—	—	—	—	—	—	—
Balance at June 30, 2018	$434,214	$498,065	$314,619	$—	$111,368	$460,740	$1,819,006

Note 9. Debt

Outstanding long-term debt was as follows:

	June 30, 2018	December 31, 2017
Senior long-term debt:
Senior Secured Credit Facility (stated maturity dates April 2022 and April 2024), net of discount	$1,275,336	$1,625,344
Senior Notes (stated maturity dates May 2025)	800,000	800,000
Total senior long-term debt	2,075,336	2,425,344
Other debt:
Lines of credit	76,499	55,799
Notes payable and other debt	691,390	753,439
Total senior and other debt	2,843,225	3,234,582
Capital lease obligations and sale-leaseback financings	167,312	234,356
Total long-term debt	3,010,537	3,468,938
Less: total unamortized deferred financing costs	96,492	107,640
Less: current portion of long-term debt	157,936	154,234
Long-term debt, less current portion	$2,756,109	$3,207,064

$68,931 of long-term debt, including the current portion, is included in the held-for-sale liabilities recorded on the Consolidated Balance Sheet as of June 30, 2018. For further description of the held-for-sale amounts, see Note 4, Assets Held for Sale.

Estimated Fair Value of Debt

The estimated fair value of our debt was determined using observable market prices, as the majority of our securities, including the Senior Secured Credit Facility and the Senior Notes due 2025, are traded in a brokered market. The fair value of our remaining debt instruments approximates carrying value based on their terms. As of June 30, 2018 and December 31, 2017, our long-term debt was classified as Level 2 within the fair value hierarchy, based on the frequency and volume of trading in the brokered market. The estimated fair value of our debt was as follows:

	June 30, 2018		December 31, 2017
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Total senior and other debt	$2,843,225	$2,897,157	$3,234,582	$3,293,258

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

Pursuant to this amendment, the interest rate margins applicable to the 2024 Term Loan were amended to 3.50% for LIBOR term loans and 2.50% for ABR term loans and such interest rate margins will no longer be based upon the Company’s consolidated total debt to consolidated EBITDA ratio. The amendment effectively reduces the current interest rate margins applicable to the outstanding term loans, which prior to the amendment was based on the Company’s consolidated total debt to consolidated EBITDA ratio, by 100 basis points, from 4.50% to 3.50% for LIBOR term loans, and 3.50% to 2.50% for ABR term loans. The amended credit agreement also provided for a prepayment premium with respect to the outstanding term loans. The prepayment premium equaled one percent (1%) of the amount of any term loans that were subject to certain repricing transactions occurring on or prior to August 1, 2018, of which there were none.

Certain Covenants

As of June 30, 2018, our senior long-term debt contained certain negative covenants including, among others: (1) limitations on additional indebtedness; (2) limitations on dividends; (3) limitations on asset sales, including the sale of ownership interests in subsidiaries and sale-leaseback transactions; and (4) limitations on liens, guarantees, loans or investments. The Second Amended and Restated Credit Agreement provides, solely with respect to the Revolving Credit Facility, that the Company shall not permit its Consolidated Senior Secured Debt to Consolidated EBITDA ratio, as defined in the Second Amended and Restated Credit Agreement, to exceed 3.50x as of the last day of each quarter ending June 30, 2018 and thereafter. However, the agreement also provides that if (i) the Company’s Consolidated Total Debt to Consolidated EBITDA ratio, as defined in the Second Amended and Restated Credit Agreement, is not greater than 4.75x as of such date and (ii) less than 25% of the Revolving Credit Facility is utilized as of that date, then such financial covenant shall not apply. As of June 30, 2018, these conditions were satisfied and, therefore, we were not subject to the leverage ratio covenant. In addition, notes payable at some of our locations contain financial maintenance covenants.

Note 10. Commitments and Contingencies

Noncontrolling Interest Holder Put Arrangements

The following section provides a summary table and description of the various noncontrolling interest holder put arrangements that Laureate had outstanding as of June 30, 2018. Laureate has elected to accrete changes in the arrangements’ redemption values over the period from the date of issuance to the earliest redemption date. The redeemable noncontrolling interests are recorded at the greater of the accreted redemption value or the traditional noncontrolling interest. Until the first exercise date, the put instruments’ reported values may be lower than the final amounts that will be required to settle the minority put arrangements. As of June 30, 2018, the carrying value of all noncontrolling interest holder put arrangements was $11,258, which includes accreted incremental value of $12,406 in excess of traditional noncontrolling interests.

If the minority put arrangements were all exercised at June 30, 2018, Laureate would be obligated to pay the noncontrolling interest holders an estimated amount of $11,258, as summarized in the following table:

	Nominal Currency	First Exercisable Date	Estimated Value as of June 30, 2018 redeemable within 12-months:	Reported Value
Noncontrolling interest holder put arrangements
INTI Education Holdings Sdn Bhd (Inti Holdings) - 10.10%	MYR	Current	$9,267	$9,267
Pearl Retail Solutions Private Limited (Pearl) - 10%	INR	Current	1,930	1,930
Stamford International University (STIU) - Puttable preferred stock of TEDCO	THB	Current	61	61
Total noncontrolling interest holder put arrangements			11,258	11,258
Puttable common stock - not currently redeemable	USD	*	—	1,722
Total redeemable noncontrolling interests and equity			$11,258	$12,980
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

Series A Convertible Redeemable Preferred Stock

As disclosed in our 2017 Form 10-K, in December 2016 and January 2017, the Company issued an aggregate of 400 shares of convertible redeemable preferred stock (the Series A Preferred Stock) for total gross proceeds of $400,000. The Series A Preferred Stock included a Beneficial Conversion Feature (BCF) that was contingent on a qualified IPO (as defined in the Certificate of Designations governing the terms of the Series A Preferred Stock), which was consummated on February 6, 2017. Accordingly, during the first quarter of 2017, the Company recorded the BCF at its estimated fair value as a reduction of the carrying value of the Series A Preferred Stock and an increase to Additional paid-in capital. The accretion of this BCF reduced net income available to common stockholders in the calculation of earnings per share, as shown in Note 16, Earnings (Loss) Per Share. The total BCF of $265,368 was accreted using a constant yield approach over a one-year period. For the six months ended June 30, 2018 and 2017, we recorded total accretion on the Series A Preferred Stock of $61,974 and $101,194, respectively, and paid cash dividends on the Series A Preferred Stock of $11,103 and $0, respectively. As of December 31, 2017, the Series A Preferred Stock had a carrying value of $400,276.

The Company and each holder of shares of the Company’s Series A Preferred Stock could elect to convert all of the shares of Series A Preferred Stock into shares of Class A Common Stock one day following the first anniversary of the closing of the Company’s initial public offering, which occurred on February 6, 2017. However, the Company was not permitted to convert any shares of Series A Preferred Stock until there was an effective registration statement available to permit the holders of Series A Preferred Stock to sell the underlying shares of Class A Common Stock. On April 23, 2018, immediately after the Company’s shelf registration statement on Form S-3 became effective, all of the issued and outstanding shares of the Series A Preferred Stock were converted into 36,143 shares of the Company’s Class A common stock, par value $0.004 per share. This conversion was treated as a redemption for accounting purposes and resulted in an increase in Additional paid-in capital upon reclassification of the carrying value of the Series A Preferred Stock. See Note 13, Stockholders' Equity, for further detail. A portion of the fair value of the shares of Class A common stock issued to redeem the Series A Preferred Stock was allocated to the BCF contained in the Series A Preferred Stock. The difference between the remaining fair value of the shares of Class A common stock issued, the carrying value of the Series A Preferred Stock and fair value of the embedded derivatives resulted in a gain of $74,110, which was recorded as Additional paid-in capital but included in income available to common stockholders in the calculation of earnings per share.

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

Contingent Liabilities for Taxes

As of June 30, 2018 and December 31, 2017, Laureate has recorded cumulative liabilities totaling $66,922 and $74,318, respectively, for taxes other-than-income tax, principally payroll-tax-related uncertainties recorded at the time of an acquisition. The changes in this recorded liability are related to acquisitions, interest and penalty accruals, changes in tax laws, expirations of statutes of limitations, settlements and changes in foreign currency exchange rates. The terms of the statutes of limitations on these contingencies vary but can be up to 10 years. This liability is included in Other long-term liabilities on the Consolidated Balance Sheets. We have also recorded current liabilities for taxes other-than-income tax of $135 and $138, respectively, as of June 30, 2018 and December 31, 2017, in Other current liabilities on the Consolidated Balance Sheets. Changes in the recorded values of non-income tax contingencies impact operating income and interest expense, while changes in the related indemnification assets impact only operating income. The total increase/(decrease) to operating income for adjustments to non-income tax contingencies and indemnification assets were $928 and $(3,813), respectively, for the six months ended June 30, 2018 and 2017.

In addition, as of June 30, 2018 and December 31, 2017, Laureate has recorded cumulative liabilities for income tax contingencies of $61,242 and $100,404, respectively. As of June 30, 2018 and December 31, 2017, indemnification assets primarily related to acquisition contingencies were $98,177 and $98,493, respectively. These indemnification assets primarily cover contingencies for income taxes and taxes other-than-income taxes. In addition, we have identified certain contingencies, primarily tax-related, that we have assessed as being reasonably possible of loss, but not probable of loss, and could have an adverse effect on the Company’s results of operations if the outcomes are unfavorable. In most cases, Laureate has received indemnifications from the former owners and/or noncontrolling interest holders of the acquired businesses for contingencies, and therefore, we do not believe we will sustain an economic loss even if we are required to pay these additional amounts. In cases where we are not indemnified, the unrecorded contingencies are not individually material and are primarily in Brazil. In the aggregate, we estimate that the reasonably possible loss for these unrecorded contingencies in Brazil could be up to approximately $48,000 if the outcomes were unfavorable in all cases.

Other Loss Contingencies

Laureate has accrued liabilities for certain civil actions against our institutions, a portion of which existed prior to our acquisition of these entities. Laureate intends to vigorously defend against these matters. As of June 30, 2018 and December 31, 2017, approximately $48,000 and $22,000, respectively, of loss contingencies were included in Other long-term liabilities and Other current liabilities on the Consolidated Balance Sheets. The increase is primarily due to loss contingencies recorded as a result of the sale of LEILY in China, as discussed in Note 5, Dispositions, as well as loss contingencies in the Brazil segment for which we are indemnified by the former owner and have recorded a corresponding indemnification asset.

Material Guarantees – Student Financing

Chile

The accredited Chilean institutions in the Laureate network also participate in a government-sponsored student financing program known as Crédito con Aval del Estado (the CAE Program). The CAE Program was formally implemented by the Chilean government in 2006 to promote higher education in Chile for lower socio-economic level students in good academic standing. The CAE Program involves tuition financing and guarantees that are provided by our institutions and the government. As part of the CAE Program, these institutions provide guarantees which result in contingent liabilities to third-party financing institutions, beginning at 90% of the tuition loans made directly to qualified students enrolled through the CAE Program and declining to 60% over time. The guarantees by these institutions are in effect during the period in which the student is enrolled, and the guarantees are assumed entirely by the government upon the student’s graduation. When a student leaves one of Laureate's institutions and enrolls in another CAE-qualified institution, the Laureate institution will remain guarantor of the tuition loans that have been granted up to the date of transfer, and until the student's graduation from a CAE-qualified institution. The maximum potential amount of payments our institutions could be required to make under the CAE Program was approximately $506,000 and $527,000 at June 30, 2018 and December 31, 2017, respectively. This maximum potential amount assumes that all students in the CAE Program do not graduate, so that our guarantee would not be assigned to the government, and that all students default on the full amount of the CAE-qualified loan balances. As of June 30, 2018 and December 31, 2017, we recorded $36,115 and $27,073, respectively, as estimated long-term guarantee liabilities for these obligations.

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

Standby Letters of Credit, Surety Bonds and Other Commitments

As of June 30, 2018 and December 31, 2017, Laureate's outstanding letters of credit (LOCs) and surety bonds primarily consisted of the items discussed below.

As of June 30, 2018 and December 31, 2017, we had approximately $136,700 and $136,900, respectively, posted as LOCs in favor of the Department of Education (DOE). These LOCs were required to allow Walden, Kendall, NewSchool and St. Augustine to continue participating in the DOE Title IV program. These LOCs are fully collateralized with cash equivalents and certificates of deposit, which are classified as Restricted cash on our June 30, 2018 and December 31, 2017 Consolidated Balance Sheets.

As of June 30, 2018 and December 31, 2017, we had $0 and $39,505, respectively, posted as cash collateral for LOCs related to the Spain Tax Audits. As discussed in Note 15, Income Taxes, the cash collateral for these LOCs was released during the first quarter of 2018 and used for payments to the Spanish taxing authorities in order to stop additional interest from accruing while the appeals process continues. The cash collateral for these LOCs was classified as Restricted cash on our December 31, 2017 Consolidated Balance Sheet.

As part of our normal operations, our insurers issue surety bonds on our behalf, as required by various state education authorities in the United States. We are obligated to reimburse our insurers for any payments made by the insurers under the surety bonds. As of June 30, 2018 and December 31, 2017, the total face amount of these surety bonds was $14,922 and $13,980, respectively. These bonds are fully collateralized with cash, which was classified as Restricted cash on our June 30, 2018 and December 31, 2017 Consolidated Balance Sheets.

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

Laureate’s financing receivables balances were as follows:

	June 30, 2018	December 31, 2017
Financing receivables	$38,156	$22,977
Allowance for doubtful accounts	(7,779)	(8,411)
Financing receivables, net of allowances	$30,377	$14,566

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

	Chile	Other	Total
As of June 30, 2018
Amounts past due less than one year	$10,257	$805	$11,062
Amounts past due one year or greater	3,073	542	3,615
Total past due (on non-accrual status)	13,330	1,347	14,677
Not past due	21,028	2,451	23,479
Total financing receivables	$34,358	$3,798	$38,156

As of December 31, 2017
Amounts past due less than one year	$6,800	$1,300	$8,100
Amounts past due one year or greater	3,551	1,335	4,886
Total past due (on non-accrual status)	10,351	2,635	12,986
Not past due	8,494	1,497	9,991
Total financing receivables	$18,845	$4,132	$22,977

The following is a rollforward of the Allowance for doubtful accounts related to financing receivables for the six months ended June 30, 2018 and 2017, grouped by country portfolio:

	Chile	Other	Total
Balance at December 31, 2017	$(6,107)	$(2,304)	$(8,411)
Charge-offs	944	—	944
Recoveries	—	(14)	(14)
Reclassifications	—	504	504
Provision	(745)	63	(682)
Currency adjustments	162	(282)	(120)
Balance at June 30, 2018	$(5,746)	$(2,033)	$(7,779)

Balance at December 31, 2016	$(6,209)	$(2,966)	$(9,175)
Charge-offs	2,033	353	2,386
Recoveries	—	(9)	(9)
Reclassifications	—	—	—
Provision	(1,112)	161	(951)
Currency adjustments	(100)	(55)	(155)
Balance at June 30, 2017	$(5,388)	$(2,516)	$(7,904)

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

The number of financing receivable accounts and the pre- and post-modification account balances modified under the terms of a TDR during the six months ended June 30, 2018 and 2017 were as follows:

	Number of Financing Receivable Accounts	Pre-Modification Balance Outstanding	Post-Modification Balance Outstanding
2018	326	$1,092	$1,036
2017	326	$1,466	$1,336

The preceding table represents accounts modified under the terms of a TDR during the six months ended June 30, 2018, whereas the following table represents accounts modified as a TDR between January 1, 2017 and June 30, 2018 that subsequently defaulted during the six months ended June 30, 2018:

	Number of Financing Receivable Accounts	Balance at Default
Total	104	$351

The following table represents accounts modified as a TDR between January 1, 2016 and June 30, 2017 that subsequently defaulted during the six months ended June 30, 2017:

	Number of Financing Receivable Accounts	Balance at Default
Total	124	$531

Note 12. Share-based Compensation

Share-based compensation expense was as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Stock options, net of estimated forfeitures	$2,074	$9,550	$(5,092)	$28,831
Restricted stock awards	5,613	3,399	9,023	6,506
Total	$7,687	$12,949	$3,931	$35,337

The negative stock options expense for the six months ended June 30, 2018 relates to the correction of an immaterial error recorded in the prior year.

Note 13. Stockholders' Equity

The components of net changes in stockholders' equity were as follows:

	Laureate Education, Inc. Stockholders
	Class A Common Stock		Class B Common Stock		Additional paid-in capital	(Accumulated deficit) retained earnings	Accumulated other comprehensive (loss) income	Non-controlling interests	Total stockholders' equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	55,052	$220	132,443	$530	$3,446,206	$(946,236)	$(925,556)	$12,118	$1,587,282
Adoption of accounting standards	—	—	—	—	—	4,330	—	—	4,330
Balance at January 1, 2018	55,052	220	132,443	530	3,446,206	(941,906)	(925,556)	12,118	1,591,612
Non-cash stock compensation	—	—	—	—	3,931	—	—	—	3,931
Conversion of Class B shares to Class A shares	86	—	(86)	—	—	—	—	—	—
Vesting of restricted stock, net of shares withheld to satisfy tax withholding	333	2	59	—	(1,746)	—	—	—	(1,744)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(892)	(892)
Change in noncontrolling interests	—	—	—	—	(468)	—	—	(23,305)	(23,773)
Accretion of redeemable noncontrolling interests and equity	—	—	—	—	806	—	—	—	806
Accretion of Series A Preferred Stock	—	—	—	—	(61,974)	—	—	—	(61,974)
Gain upon conversion of Series A Preferred Stock	—	—	—	—	74,110	—	—	—	74,110
Reclassification of Series A Preferred Stock upon conversion	36,143	144	—	—	237,957	—	—	—	238,101
Reclassification of redeemable noncontrolling interests and equity	—	—	—	—	—	—	—	19	19
Net income	—	—	—	—	—	393,289	—	2,210	395,499
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	—	—	(113,495)	192	(113,303)
Unrealized gain on derivatives, net of tax of $0	—	—	—	—	—	—	12,336	—	12,336
Minimum pension liability adjustment, net of tax of $0	—	—	—	—	—	—	376	—	376
Balance at June 30, 2018	91,614	$366	132,416	$530	$3,698,822	$(548,617)	$(1,026,339)	$(9,658)	$2,115,104

As described in Note 2, Significant Accounting Policies, the change in opening retained earnings from the adoption of accounting standards comprises an increase of approximately $1,400 from the cumulative impact of adopting Topic 606 and an increase of approximately $2,900 from the cumulative impact of adopting ASU 2016-16.

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

	June 30, 2018			December 31, 2017
	Laureate Education, Inc.	Noncontrolling Interests	Total	Laureate Education, Inc.	Noncontrolling Interests	Total
Foreign currency translation loss	$(1,040,716)	$159	$(1,040,557)	$(927,221)	$(33)	$(927,254)
Unrealized gain on derivatives	16,993	—	16,993	4,657	—	4,657
Minimum pension liability adjustment	(2,616)	—	(2,616)	(2,992)	—	(2,992)
Accumulated other comprehensive loss	$(1,026,339)	$159	$(1,026,180)	$(925,556)	$(33)	$(925,589)

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

The reported fair values of our derivatives, which are classified in Derivative instruments on our Consolidated Balance Sheets, were as follows:

	June 30, 2018	December 31, 2017
Derivatives designated as hedging instruments:
Long-term assets:
Interest rate swaps	$15,289	$6,046
Net investment cross currency swaps	121	—
Long-term liabilities:
Net investment cross currency swaps	—	1,451
Derivatives not designated as hedging instruments:
Long-term assets:
Contingent redemption features - Series A Preferred Stock	—	42,140
Current liabilities:
Interest rate swaps	72	179
Cross currency and interest rate swaps	—	4,279
Long-term liabilities:
Cross currency and interest rate swaps	7,644	7,939
Total derivative instrument assets	$15,410	$48,186
Total derivative instrument liabilities	$7,716	$13,848

Derivatives Designated as Hedging Instruments

Cash Flow Hedge - 2024 Term Loan Interest Rate Swaps

In May 2017, Laureate entered into, and designated as cash flow hedges, four pay-fixed, receive-floating amortizing interest rate swaps with notional amounts of $100,000, $100,000, $200,000 and $300,000, respectively. These notional amounts match the corresponding principal of the 2024 Term Loan borrowings of which these swaps are effectively hedging the interest payments. As such, the notional values amortize annually based on the terms of the agreements to match the principal borrowings as they are repaid. These swaps effectively fix the floating interest rate on the term loan to reduce exposure to variability in cash flows attributable to changes in the USD-LIBOR-BBA swap rate. All four swaps have an effective date of May 31, 2017 and mature on May 31, 2022. The terms of the swaps require Laureate to pay interest on the basis of fixed rates of 1.756%, 1.796%, 1.796% and 1.763% on the $100,000, $100,000, $200,000 and $300,000 notional values, respectively. Laureate will receive interest for all four swaps on the basis of one-month USD-LIBOR-BBA, with a floor of 1%. The swaps are determined to be 100% effective; therefore, the amount of gain or loss recognized in income on the ineffective portion of derivative instruments designated as hedging instruments was $0. During the next 12 months, approximately $3,783 is expected to be reclassified from AOCI into income. As of June 30, 2018 and December 31, 2017, these interest rate swaps had an estimated fair value of $15,289 and $6,046, respectively, which was recorded in Derivative instruments as a long-term asset.

Net Investment Hedge - Cross Currency Swaps

In December 2017, Laureate entered into two EUR-USD cross currency swaps to hedge the foreign currency exchange volatility on operations of our Euro functional currency subsidiaries and better match our cash flows with the currencies in which our debt obligations are denominated. Both swaps have an effective date of December 22, 2017 and a maturity date of November 2, 2020, and were designated at inception as effective net investment hedges. At maturity on the first swap Laureate will deliver the notional amount of EUR 50,000 and receive USD $59,210 at an implied exchange rate of 1.1842. At maturity on the second swap Laureate will deliver the notional amount of EUR 50,000 and receive USD $59,360 at an implied exchange rate of 1.1872. Semiannually until maturity, Laureate is obligated to pay 5.63% and receive 8.25% on EUR 50,000 and USD $59,210, respectively, on the first swap and pay 5.6675% and receive 8.25% on EUR 50,000 and USD $59,360, respectively, on the second swap. The swaps are determined to be 100% effective; therefore, the amount of gain or loss recognized in income on the ineffective portion of derivative instruments designated as hedging instruments was $0. As of June 30, 2018 and December 31, 2017, these swaps had an estimated fair value of $121 and $1,451, respectively, which was recorded in Derivative Instruments as a long-term asset at June 30, 2018 and a long-term liability at December 31, 2017.

The table below shows the total recorded unrealized gain in Comprehensive income for the derivatives designated as hedging instruments. The impact of these derivative instruments on Comprehensive income, Interest expense and AOCI were as follows:

For the three months ended June 30:

	Gain Recognized in Comprehensive Income (Effective Portion)		Income Statement Location	Gain (Loss) Reclassified from AOCI to Income (Effective Portion)
	2018	2017		2018	2017
Interest rate swaps	$2,556	$3,508	Interest expense	$260	$(3,047)
Net investment cross currency swaps	7,570	—	N/A	—	—
Total	$10,126	$3,508		$260	$(3,047)

For the six months ended June 30:

	Gain Recognized in Comprehensive Income (Effective Portion)		Income Statement Location	Loss Reclassified from AOCI to Income (Effective Portion)
	2018	2017		2018	2017
Interest rate swaps	$9,244	$6,099	Interest expense	$(38)	$(5,733)
Net investment cross currency swaps	3,092	—	N/A	—	—
Total	$12,336	$6,099		$(38)	$(5,733)

Derivatives Not Designated as Hedging Instruments

Derivatives related to Series A Preferred Stock Offering

The Company identified several embedded derivatives associated with the issuance of the Series A Preferred Stock as discussed in Note 10, Commitments and Contingencies. The embedded derivatives were related to certain contingent redemption features of the Series A Preferred Stock. As of December 31, 2017, the total estimated fair value of these derivatives was $42,140, which was recorded in Derivative instruments as a long-term asset on the Consolidated Balance Sheet. These derivatives were not designated as hedges for accounting purposes thus the changes in estimated fair value were recognized as a component of earnings. As discussed in Note 10, Commitments and Contingencies, the Series A Preferred Stock was converted into Class A common stock on April 23, 2018. The estimated fair value of these derivatives at the conversion date was approximately $140,300; accordingly, the derivative assets were recorded at their estimated fair values through a corresponding gain on derivatives, a component of non-operating income. The increase in the fair value of the derivatives can be attributed to the use of the Monte Carlo Simulation Method to value the derivatives prior to the April 23, 2018 conversion date, when the probability of conversion increased to 100% and the valuation inputs became definitive. In connection with the conversion of the Series A Preferred Stock into Class A common stock, the carrying value of the derivative assets was reclassified into equity in April 2018.

THINK Interest Rate Swaps

Laureate acquired THINK on December 20, 2013, and financed a portion of the purchase price by borrowing AUD 45,000 (US $33,210 at June 30, 2018) under a syndicated facility agreement in the form of two term loans of AUD 22,500 each. The terms of the syndicated facility agreement required THINK to enter into an interest rate swap within 45 days from the agreement's December 20, 2013 effective date, in order to convert at least 50% of the AUD 45,000 of term loan debt from a variable interest rate based on the BBSY bid rate, an Australia bank rate, to a fixed interest rate. Accordingly, on January 31, 2014, THINK executed an interest rate swap agreement with an original notional amount of AUD 22,500 to satisfy this requirement and converted AUD 22,500 (US $16,605 at June 30, 2018) of the variable rate component of the term loan debt to a fixed interest rate of 3.86%. The notional amount of the swap decreases quarterly based on the terms of the agreement, and the swap matures on December 20, 2018. This interest rate swap was not designated as a hedge for accounting purposes, and had an estimated fair value of $72 and $179 at June 30, 2018 and December 31, 2017, respectively, which was recorded in Derivative instruments as a current liability.

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

CLP to Unidad de Fomento (UF) Cross Currency and Interest Rate Swaps

The cross currency and interest rate swap agreements are intended to provide a better correlation between our debt obligations and operating currencies. In 2010, one of our subsidiaries in Chile entered into four cross currency and interest rate swap agreements. One of the swaps matures on December 1, 2024, and the remaining three mature on July 1, 2025 (the CLP to UF cross currency and interest rate swaps). The UF is a Chilean inflation-adjusted unit of account. The four swaps have an aggregate notional amount of approximately $31,000, and convert CLP-denominated, floating-rate debt to fixed-rate UF-denominated debt. The CLP to UF cross currency and interest rate swaps were not designated as hedges for accounting purposes. As of June 30, 2018 and December 31, 2017, these swaps had an estimated fair value of $7,644 and $7,939, respectively, which was recorded in Derivative instruments as a long-term liability.

Components of the reported (Loss) gain on derivatives not designated as hedging instruments in the Consolidated Statements of Operations were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Unrealized (Loss) Gain
Contingent redemption features - Series A Preferred Stock	$(28,607)	$27,219	$(42,140)	$39,442
Cross currency and interest rate swaps	53	(145)	4,358	$(127)
Interest rate swaps	48	45	103	71
	(28,506)	27,119	(37,679)	39,386
Realized Gain (Loss)
Contingent redemption features - Series A Preferred Stock	140,319	—	140,319	—
Cross currency and interest rate swaps	(217)	(149)	(10,384)	(269)
	140,102	(149)	129,935	(269)
Total Gain (Loss)
Contingent redemption features - Series A Preferred Stock	111,712	27,219	98,179	39,442
Cross currency and interest rate swaps	(164)	(294)	(6,026)	(396)
Interest rate swaps	48	45	103	71
Gain on derivatives, net	$111,596	$26,970	$92,256	$39,117

Credit Risk and Credit-Risk-Related Contingent Features
Laureate’s derivatives expose us to credit risk to the extent that the counterparty may possibly fail to perform its contractual obligation. The amount of our credit risk exposure is equal to the fair value of the derivative when any of the derivatives are in a net gain position. As of June 30, 2018 and December 31, 2017, the estimated fair values of derivatives in a gain position were $15,410 and $48,186, respectively; however, the December 31, 2017 carrying value relates primarily to the redemption rights of the holders of the Series A Preferred Stock, which did not expose us to credit risk. Our counterparty credit risk is currently limited to the 2024 Term Loan Interest Rate Swaps and the EUR-USD cross currency swaps, with aggregate fair values in a gain position of $15,410 as of June 30, 2018.

Laureate has limited its credit risk by only entering into derivative transactions with highly rated major financial institutions. We have not entered into collateral agreements with our derivatives' counterparties. At June 30, 2018, one institution was rated Aa2, one institution was rated Aa3, two institutions were rated A1, one institution was rated A2 and one institution was rated A3 by the global rating agency of Moody's Investors Service. These financial institutions accounted for all of Laureate's derivative credit risk exposure.

Laureate's agreements with its derivative counterparties contain a provision under which we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to a default on the indebtedness. As of June 30, 2018 and December 31, 2017, we had not breached any default provisions and had not posted any collateral related to these agreements. If we had breached any of these provisions, we could have been required to settle the obligations under the derivative agreements for an amount that we believe would approximate their estimated fair value of $7,716 as of June 30, 2018 and $13,848 as of December 31, 2017.

Note 15. Income Taxes

Laureate uses the liability method to account for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For interim purposes, we also apply ASC 740-270, "Income Taxes - Interim Reporting."

Laureate's income tax provisions for all periods consist of federal, state and foreign income taxes. The tax provisions for the six months ended June 30, 2018 and 2017 were based on estimated full-year effective tax rates, after giving effect to significant items related specifically to the interim periods, including the mix of income for the period between higher-taxed and lower-taxed jurisdictions. Laureate has operations in multiple countries, several of which have statutory tax rates lower than the United States or are tax-exempt entities, and other operations that are loss-making entities for which it is not more likely than not that a tax benefit will be realized on the loss.

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

Remeasurement of deferred tax assets/liabilities: Laureate remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse, which is generally 21% under the TCJA and recorded a tax benefit in the amount of $66,900. Additionally, Laureate recorded a tax benefit related to the valuation allowance release, net of rate adjustment, on the deferred tax assets other than NOLs that, when realized, will become indefinite-lived NOLs in the amount of $70,700. During six months ended June 30, 2018, the company recorded an additional benefit of $500 related to release of valuation allowance for state conformity. Laureate is still analyzing certain aspects of the TCJA, including state conformity, considering additional technical guidance, and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.

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

Global low-taxed income (GILTI): Laureate is considering the potential impacts of the GILTI provision within the TCJA on deferred tax assets/liabilities. During the second quarter of 2018, the Company estimated the GILTI provision based on guidance and data available at that time. Currently, Laureate has not yet elected a policy as to whether it will recognize deferred taxes for basis differences expected to reverse as GILTI or whether Laureate will account for GILTI as period costs if and when incurred. Laureate is not aware of other elements of the TCJA for which the Company was not yet able to make reasonable estimates of the enactment impact and for which it would continue accounting for them in accordance with ASC 740 on the basis of the tax laws in effect before the TCJA.

ICE Audit

As previously disclosed in our 2017 Form 10-K, during 2010 and 2013, Laureate was notified by the Spain Tax Authorities (STA) that two tax audits of our Spanish subsidiaries were being initiated for 2006 through 2007, and for 2008 through 2010, respectively. On June 29, 2012, the STA issued a final assessment to Iniciativas Culturales de España, S.L. (ICE), our Spanish holding company, for EUR 11,051 ($12,900 at June 30, 2018), including interest, for the 2006 through 2007 period. Laureate has appealed this final assessment related to the 2006 through 2007 period and issued a cash-collateralized letter of credit in July 2012, in order to continue the appeal process. In October 2015, the STA issued a final assessment to ICE for the 2008 through 2010 period for approximately EUR 17,187 (approximately US $20,000 at June 30, 2018), including interest, for those three years. In order to continue the appeals process, we issued cash-collateralized letters of credit for the 2008 to 2010 period assessment amount, plus interest and surcharges. As of December 31, 2017, we had issued total cash-collateralized letters of credit for the ICE tax audit matters of EUR 33,282 (US $39,505 at December 31, 2017), as also described in Note 10, Commitments and Contingencies.

During the quarter ended June 30, 2015, the Company reassessed its position regarding the ICE tax audit matters as a result of recent adverse decisions from the Spanish Supreme Court and the Spanish National Court on cases for taxpayers with similar facts and determined that it could no longer support a more-likely-than-not position. As a result, during 2015, the Company recorded a provision totaling EUR 37,610 (approximately US $42,100). The Company plans to continue the appeals process for the periods already audited and assessed. During the second quarter of 2016, we were notified by the STA that tax audits of the Spanish subsidiaries were also being initiated for 2011 and 2012, and in July 2017 the tax audit was extended to include 2013. In July 2018, the STA issued a final assessment to ICE for the 2011 through 2013 period totaling EUR 4,066 (approximately US $4,740), including interest. Also, during the second quarter of 2016, the Regional Administrative Court issued a decision against the Company on its appeal. The Company has further appealed at the Highest Administrative Court level, which appeal was rejected on January 23, 2018. The Company has appealed both decisions to the National Court. In the first quarter of 2018, the Company made payments to the STA totaling approximately EUR 29,600 (approximately US $34,500 at June 30, 2018) in order to reduce the amount of future interest that could be incurred as the appeals process continues. The payments were made using the restricted cash that had collateralized the letters of credit discussed above and reduced the liability that had been recorded for this income tax contingency.

Note 16. Earnings (Loss) Per Share

On January 31, 2017 our common stock was reclassified into shares of Class B common stock and, on February 6, 2017, we completed our IPO of Class A common stock. Other than voting rights, the Class B common stock has the same rights as the Class A common stock and therefore both are treated as the same class of stock for purposes of the earnings per share calculation. Laureate computes basic earnings per share (EPS) by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted EPS reflects the potential dilution that would occur if share-based compensation awards or contingently issuable shares were exercised or converted into common stock. To calculate the diluted EPS, the basic weighted average number of shares is increased by the dilutive effect of stock options, restricted stock, and other share-based compensation arrangements determined using the treasury stock method, and contingently issuable shares using the if-converted method.

The following tables summarize the computations of basic and diluted earnings per share:

For the three months ended June 30,	2018	2017
Numerator used in basic and diluted earnings per common share:
Income from continuing operations attributable to Laureate Education, Inc.	$224,410	$116,386

Accretion of redemption value of redeemable noncontrolling interests and equity	882	(6,352)
Adjusted for: accretion related to noncontrolling interests and equity redeemable at fair value	(556)	(919)
Accretion of Series A Preferred Stock	(4,650)	(61,934)
Gain upon conversion of Series A Preferred Stock	74,110	—
Distributed and undistributed earnings to participating securities	—	(7)
Subtotal: accretion of Series A Preferred Stock, net and other redeemable noncontrolling interests and equity	69,786	(69,212)
Net income available to common stockholders for basic earnings per share	$294,196	$47,174
Adjusted for: accretion of Series A Preferred Stock	4,650	—
Adjusted for: gain upon conversion of Series A Preferred Stock	(74,110)	—
Net income available to common stockholders for diluted earnings per share	$224,736	$47,174

Denominator used in basic and diluted earnings per common share:
Basic weighted average shares outstanding	214,864	168,591
Dilutive effect of Series A Preferred Stock	9,135	—
Dilutive effect of stock options	—	—
Dilutive effect of restricted stock units	355	66
Diluted weighted average shares outstanding	224,354	168,657

Basic and diluted earnings per share:
Basic earnings per share	$1.37	$0.28
Diluted earnings per share	$1.00	$0.28

For the six months ended June 30,	2018	2017
Numerator used in basic and diluted earnings (loss) per common share:
Income (loss) from continuing operations attributable to Laureate Education, Inc.	$393,289	$(6,422)

Accretion of redemption value of redeemable noncontrolling interests and equity	806	(530)
Adjusted for: accretion related to noncontrolling interests and equity redeemable at fair value	(559)	(6,357)
Accretion of Series A Preferred Stock	(61,974)	(101,194)
Gain upon conversion of Series A Preferred Stock	74,110	—
Distributed and undistributed earnings to participating securities	—	—
Subtotal: accretion of Series A Preferred Stock, net and other redeemable noncontrolling interests and equity	12,383	(108,081)
Net income (loss) available to common stockholders for basic earnings per share	$405,672	$(114,503)
Adjusted for: accretion of Series A Preferred Stock	61,974	—
Adjusted for: gain upon conversion of Series A Preferred Stock	(74,110)	—
Net income (loss) available to common stockholders for diluted earnings per share	$393,536	$(114,503)

Denominator used in basic and diluted earnings (loss) per common share:
Basic weighted average shares outstanding	201,494	161,620
Dilutive effect of Series A Preferred Stock	22,564	—
Dilutive effect of stock options	—	—
Dilutive effect of restricted stock units	416	—
Diluted weighted average shares outstanding	224,474	161,620

Basic and diluted earnings (loss) per share:
Basic earnings (loss) per share	$2.01	$(0.71)
Diluted earnings (loss) per share	$1.75	$(0.71)

The shares of Class A common stock that were issuable upon completion of the conversion of the Series A Preferred Stock were not included in the calculation of diluted EPS for the three and six months ended June 30, 2017, as the effect would have been antidilutive. The shares of Class A common stock issuable upon completion of the conversion of the Series A Preferred Stock were included in the calculation of diluted EPS for the three and six months ended June 30, 2018, as the effect was dilutive. In the calculation of diluted EPS, the conversion of the Series A Preferred Stock was assumed to have occurred as of the beginning of the period; accordingly, the effects of the accretion and the gain upon conversion of the Series A Preferred Stock were removed from net income available to common stockholders for diluted earnings per share. The following table summarizes the number of stock options and shares of restricted stock that were excluded from the diluted EPS calculations because the effect would have been antidilutive:

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Stock options	9,714	13,149	9,779	12,724
Restricted stock	131	173	169	529

Note 17. Related Party Transactions

Corporate

Transactions between Laureate and Affiliates of Wengen Alberta, Limited Partnership (Wengen)

As part of the issuance and sale of shares of the Company’s Series A Preferred Stock in December 2016, KKR and Snow Phipps, affiliates of Wengen, our controlling stockholder, purchased from the Company 60 and 15 shares of Series A Preferred Stock, respectively. During the six months ended June 30, 2018, the Company paid cash dividends on the Series A Preferred Stock totaling

$11,103, of which $1,822 was paid to KKR and Snow Phipps. As discussed in Note 10, Commitments and Contingencies, all shares of Series A Preferred Stock were converted to Class A common stock on April 23, 2018.

EMEAA

Morocco

Transactions between Laureate and Noncontrolling Interest Holder of Laureate Somed Education Holding SA (Laureate Somed)

Laureate Somed was 60% owned and consolidated by Laureate and was the entity that operated Université Internationale de Casablanca, our institution in Morocco. The 40% noncontrolling interest holder of Laureate Somed made loans to Laureate Somed, and as of December 31, 2017, we had total related party payables of $8,953 to the noncontrolling interest holder of Laureate Somed for the outstanding balance on these loans plus accrued interest. As discussed in Note 5, Dispositions, on April 13, 2018, the Company, along with the noncontrolling interest holder, completed the sale of Laureate Somed and, as a result, these payables were assumed by the buyer.

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

In May 2018, an amendment to Turkey's higher education law was passed, which could affect certain transactions of Turkish universities that are deemed to be related party transactions. In order for it to be implemented, the amendment requires the Turkish government to issue final directives, which have not yet been issued. These directives are expected to be of significant importance in determining whether the amendment will have an impact on our operations. Once the final directives are received, the Company will evaluate whether this amendment to the higher education law has an effect on our operations, including the existing contractual relationships that the Company maintains with Bilgi, our institution in Turkey. At this time, we cannot predict the impact, if any, of this amendment to our business, financial condition, results of operations or cash flows.

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

Laureate’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2018 were as follows:

	Total	Level 1	Level 2	Level 3
Assets
Derivative instruments	$15,410	$—	$—	$15,410
Liabilities
Derivative instruments	$7,716	$—	$—	$7,716

Laureate’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2017 were as follows:

	Total	Level 1	Level 2	Level 3
Assets
Derivative instruments	$48,186	$—	$—	$48,186
Liabilities
Derivative instruments	$13,848	$—	$—	$13,848

The changes in our Level 3 Derivative instruments measured at fair value on a recurring basis for the six months ended June 30, 2018 were as follows:

Total Assets (Liabilities)
Balance December 31, 2017	$34,338
(Loss) Gain included in earnings:
Unrealized losses, net	(37,679)
Realized gains, net	129,935
Included in other comprehensive income	12,336
Settlements	10,384
Reclassification upon conversion of Series A Preferred Stock	(140,319)
Currency translation adjustment and other	(1,301)
Balance June 30, 2018	$7,694
Unrealized loss, net, relating to derivatives held at June 30, 2018	$(37,679)

The following table presents quantitative information regarding the significant unobservable inputs utilized in the fair value measurements of the Company's assets/(liabilities) classified as Level 3 as of June 30, 2018:

	Fair Value at June 30, 2018	Valuation Technique	Unobservable Input	Range/Input Value
Derivative instruments - cross currency and interest rate swaps	$7,694	Discounted Cash Flow	Credit Risk	3.55%

Note 20. Supplemental Cash Flow Information

Reconciliation of Cash and cash equivalents and Restricted cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets, as well as the June 30, 2017 balance. The June 30, 2018 and June 30, 2017 balances sum to the amounts shown in the Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017:

	June 30, 2018	June 30, 2017	December 31, 2017
Cash and cash equivalents	$402,402	$367,163	$468,733
Restricted cash	182,905	193,305	224,934
Total Cash and cash equivalents and Restricted cash shown in the Consolidated Statements of Cash Flows	$585,307	$560,468	$693,667
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

Note 21. Subsequent Events

Sale of Kendall

As previously disclosed in our 2017 Form 10-K, on January 15, 2018, Kendall, an Illinois limited liability company and indirect wholly owned subsidiary of Laureate, The Dining Room at Kendall NFP, an Illinois not for profit corporation, National Louis University, an Illinois not for profit corporation (NLU), and Laureate, solely as guarantor of certain of Kendall’s obligations thereunder, entered into an asset purchase agreement. On August 6, 2018, we closed the transaction and Kendall transferred to NLU certain assets, including all of Kendall's education programs, subject to certain conditions, in exchange for consideration of one dollar. Closing of the transaction was subject to prior receipt of regulatory consents, including those of the U.S. Department of Education and the Higher Learning Commission.

As part of the agreement, at closing Laureate paid to NLU $14,000 to support NLU’s construction of facilities for the acquired culinary program on NLU’s campus, subject to possible partial recoupment under specified conditions during the 10-year post-closing period. In addition, at closing Laureate paid approximately $2,100 to NLU for a working capital adjustment and other items provided for under the agreement. This payment will be included in the loss on sale that will be recorded during the third quarter of 2018.

Also, at the closing date of the sale, the cease-use criteria were met for a leased building that was not part of the sale transaction and that has a lease term ending in July 2028. Accordingly, during the third quarter, the Company expects to record operating expense and a corresponding liability of approximately $24,000 for the present value of the remaining lease costs, less estimated sublease income.

Inti Education Holdings Sdn. Bhd. (Inti Holdings)

As previously disclosed in our 2017 Form 10-K, on December 11, 2017, Exeter Street Holdings Sdn. Bhd., a Malaysia corporation (Exeter Street), and Laureate Education Asia Limited, a Hong Kong corporation (Laureate Asia), both of which are indirect wholly owned subsidiaries of Laureate, entered into a sale purchase agreement with Comprehensive Education Pte. Ltd., a Singapore corporation (Comprehensive, the purchaser) that is an affiliate of Affinity Equity Partners, a private equity firm based in Hong Kong. Under the sale purchase agreement, Comprehensive agreed to purchase from Exeter Street all of the issued and outstanding shares in the capital of Inti Holdings, and Laureate Asia will guarantee certain obligations of Exeter Street. Inti Holdings is the indirect owner of INTI University and Colleges, a higher education institution with five campuses in Malaysia.

In July 2018, the Company received notification from the Malaysian Ministry of Education (Malaysian MOE) that it had denied approval of the proposed sale transaction. Approval by the Malaysian MOE is a condition precedent for completion of the transactions contemplated by the sale purchase agreement. The Company and the purchaser are jointly evaluating options, including the possibility of an appeal to the Malaysian MOE. As of June 30, 2018, Inti Holdings continues to meet the criteria to be classified as held for sale.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains ‘‘forward-looking statements’’ within the meaning of the federal securities laws, which involve risks and uncertainties. You can identify forward-looking statements because they contain words such as ‘‘believes,’’ ‘‘expects,’’ ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘seeks,’’ ‘‘approximately,’’ ‘‘intends,’’ ‘‘plans,’’ ‘‘estimates’’ or ‘‘anticipates’’ or similar expressions that concern our strategy, plans or intentions. All statements we make relating to estimated and projected earnings, costs, expenditures, cash flows, growth rates, financial results and all statements we make relating to our planned divestitures, the expected proceeds generated therefrom and the expected reduction in revenue resulting therefrom, are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. All of these forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those we expected. We derive most of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, including, without limitation, in conjunction with the forward-looking statements included in this Form 10-Q, are disclosed in ‘‘Item 1—Business, Item 1A—Risk Factors’’ of our 2017 Form 10-K. Some of the factors that we believe could affect our results include:

•	the risks associated with conducting our global operations, including complex business, foreign currency, political, legal, regulatory, tax and economic risks;

•	our ability to effectively manage the growth of our business, implement a common operating model and platform, and increase our operating leverage;

•	the development and expansion of our global education network and programs and the effect of new technology applications in the educational services industry;

•	our ability to successfully complete planned divestitures and make strategic acquisitions, and to successfully integrate and operate acquired businesses;

•	the effect of existing international and U.S. laws and regulations governing our business or changes to those laws and regulations or in their application to our business;

•	changes in the political, economic and business climate in the international or the U.S. markets where we operate;

•	risks of downturns in general economic conditions and in the educational services and education technology industries, that could, among other things, impair our goodwill and intangible assets;

•	possible increased competition from other educational service providers;

•	market acceptance of new service offerings by us or our competitors and our ability to predict and respond to changes in the markets for our educational services;

•	the effect on our business and results of operations from fluctuations in the value of foreign currencies;

•	our ability to attract and retain key personnel;

•	the fluctuations in revenues due to seasonality;

•	our ability to generate anticipated savings from our Excellence in Process (‘‘EiP’’) program or our shared services organizations (‘‘SSOs’’);

•	our ability to maintain proper and effective internal controls or remediate any of our current material weaknesses necessary to produce accurate financial statements on a timely basis;

•	our focus on a specific public benefit purpose and producing a positive effect for society may negatively influence our financial performance;

•	the future trading prices of our Class A common stock and the impact of any securities analysts’ reports on these prices; and

•	our ability to maintain and, subsequently, increase tuition rates and student enrollments in our institutions.

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

Overview

Our Business

We are the largest global network of degree-granting higher education institutions with more than one million students enrolled at our 60 institutions in 20 countries on more than 200 campuses as of June 30, 2018, which we collectively refer to as the Laureate International Universities network. We participate in the global higher education market, which was estimated to account for revenues of approximately $1.5 trillion in 2015, according to Global Silicon Valley (GSV). We believe the global higher education market presents an attractive long-term opportunity, primarily because of the large and growing imbalance between the supply and demand for quality higher education around the world. Advanced education opportunities drive higher earnings potential, and we believe the projected growth in the middle-class population worldwide and limited government resources dedicated to higher education create substantial opportunities for high-quality private institutions to meet this growing and unmet demand. Our outcomes-driven strategy is focused on enabling millions of students globally to prosper and thrive in the dynamic and evolving knowledge economy.

In 1999, we made our first investment in higher education and, since that time, we have developed into the global leader in higher education, based on the number of students, institutions and countries making up our network. As of June 30, 2018, our global network of 60 institutions comprised 49 institutions we owned or controlled, and an additional 11 institutions that we managed or with which we had other relationships. We have six reporting segments as described below. We group our institutions by geography in: 1) Brazil; 2) Mexico; 3) Andean & Iberian; 4) Central America & U.S. Campuses; and 5) Europe, Middle East, Africa and Asia Pacific (EMEAA) for reporting purposes. Our sixth segment, Online & Partnerships, includes fully online institutions that operate globally.

Assets Held For Sale

As discussed in Note 4, Assets Held for Sale, of our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, the Company has identified certain subsidiaries in our EMEAA and Central America & U.S. Campuses segments that may not reach a scale that will be meaningful for Laureate, or that represent a strategic sale opportunity, and has undertaken a process to sell these entities. As described in Note 5, Dispositions, of our consolidated financial statements included elsewhere in this Form 10-Q, several of these sale transactions closed during the first half of 2018. The sale of Kendall College, LLC (Kendall) closed during the third quarter of 2018; see Note 21, Subsequent Events, of our consolidated financial statements included elsewhere in this Form 10-Q. As the sale transactions are completed in 2018 they will cause reductions to, among other things, our future institution counts, country counts, enrollment and revenues. There are notes included in various sections of the MD&A to aid in identifying these future impacts. For the sale transactions that have closed thus far in 2018, refer to the Disposition Metrics section of the MD&A for information on the historical operational metrics of the entities that we have divested.

Our Segments

United Kingdom
Spain
Portugal
United States
Costa Rica
Mexico
Honduras
Panama
Brazil
Peru
Chile
Turkey
China*
Saudi Arabia
India
Thailand
Malaysia
South Africa
Australia
New Zealand
Brazil
Mexico
Andean & Iberian
Central America & U.S. Campuses
EMEAA
Online & Partnerships

* Laureate manages one institution in China through a joint venture arrangement.

As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, effective August 1, 2017, we changed our operating segments in order to realign our segments according to how our chief operating decision maker allocates resources and assesses performance. The change includes the creation of three operating segments (Brazil, Mexico and Andean & Iberian) from the previous Latin America (LatAm) segment. Our institutions in Spain and Portugal (Iberian) have moved from the Europe, Middle East, Africa and Asia Pacific (EMEAA) segment and combined with our institutions in Chile and Peru to form the Andean & Iberian segment. In addition, our institutions in Central America, which were previously part of the LatAm segment, have combined with our campus-based institutions in the United States, which were previously part of the GPS segment, to form the Central America & U.S. Campuses segment. The Online & Partnerships segment consists of the online institutions that were previously part of the GPS segment. As required, the 2017 segment information that is presented for comparative purposes has also been revised to reflect this change.

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

•
The Andean & Iberian segment includes institutions in Chile, Peru, Portugal and Spain. In Chile, private universities enroll approximately 80% of post-secondary students. In Peru, the public sector plays a significant role, but private universities are increasingly providing the capacity to meet growing demand. In Spain and Portugal, the high demand for post-secondary education places capacity constraints on the public sector, pushing students to turn to the private sector for high-quality education. Chile has government-sponsored student financing programs, while in the other countries students generally finance their own education.

•
The Central America & U.S. Campuses segment includes institutions in Costa Rica, Honduras, Panama and the United States. Students in Central America typically finance their own education while students in the United States finance their education in a variety of ways, including Title IV programs.

•
The EMEAA segment includes an institution in the European country of Turkey, as well as locations in the Middle East, Africa and Asia Pacific consisting of campus-based institutions with operations in Australia, India, Malaysia, New Zealand, South Africa and Thailand. Additionally, EMEAA manages nine licensed institutions in the Kingdom of Saudi Arabia and manages one additional institution in China through a joint venture arrangement.

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

The following information for our operating segments is presented as of June 30, 2018:

	Countries (2)	Institutions	Enrollment	2018 YTD Revenues ($ in millions) (1)	% Contribution to 2018 YTD Revenues
Brazil	1	13	293,700	$348.4	16%
Mexico	1	2	187,600	315.5	15%
Andean & Iberian	4	15	342,100	702.7	33%
Central America & U.S. Campuses (2) (3) (4)	4	8	75,500	157.4	7%
EMEAA (5)	9	19	83,200	285.5	13%
Online & Partnerships (2) (6)	2	3	58,900	333.0	16%
Total (1) (2)	20	60	1,041,000	$2,133.2	100%
(1) The elimination of intersegment revenues and amounts related to Corporate, which total $9.3 million, is not separately presented.
(2) Our Central America & U.S. Campuses and Online & Partnerships segments both have institutions located in the United States. The total reflects the elimination of this duplication.
(3) In 2018, we entered into an agreement to sell the University of St. Augustine in our Central America & U.S. Campuses segment, which had approximately 3,500 students as of June 30, 2018.
(4) Effective August 6, 2018, Kendall, in our Central America & U.S. Campuses, which had approximately 900 students as of June 30, 2018, is no longer part of the Laureate International Universities network following its sale.
(5) During 2017, we entered into an agreement to sell the entity that operates INTI University and Colleges (INTI) in Malaysia. INTI is included in our EMEAA segment and had a total student population of approximately 17,200 students as of June 30, 2018. See also Note 21, Subsequent Events, of the consolidated financial statements included elsewhere in this Form 10-Q.
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
Regulatory Environment and Other Matters
Our business is subject to regulation by various agencies based on the requirements of local jurisdictions. These agencies continue to review and update regulations as they deem necessary. We cannot predict the form of the rules that ultimately may be adopted in the future or what effects they might have on our business, financial condition, results of operations and cash flows. We will continue to develop and implement necessary changes that enable us to comply with such regulations. See ‘‘Risk Factors—Risks Relating to Our Business—Our institutions are subject to uncertain and varying laws and regulations, and any changes to these laws or regulations or their application to us may materially adversely affect our business, financial condition and results of operations, Risk Factors—Risks Relating to Our Business—Political and regulatory developments in Turkey may materially adversely affect us, Risk Factors—Risks Relating to Our Business—Political and regulatory developments in Chile have materially adversely affected us and may continue to affect us, Risk Factors—Risks Relating to Our Business—Our ability to control our institutions may be materially adversely affected by changes in laws affecting higher education in certain countries in which we operate, Risk Factors-Risks Relating to Our Highly Regulated Industry in the United States,’’ and ‘‘Item 1—Business—Industry Regulation,’’ in our 2017 Form 10-K.

Chilean Regulatory Updates

On January 24, 2018, a new Higher Education Law (the New Law) was passed by the Chilean Congress. On March 27, 2018, the Constitutional Court declared unconstitutional Article 63 of the New Law, which would have prohibited for-profit organizations such as Laureate from controlling the boards of universities in Chile. The Constitutional Court released its opinion on April 26, 2018, and signature and enactment of the New Law occurred in May 2018. Among other things left intact by the Constitutional Court, the New Law prohibits conflicts of interests and related party transactions with certain exceptions, including the provision of services that are educational in nature or essential for the university's purposes. The New Law provides for a transition period. The incoming Chilean presidential administration, which took office on March 11, 2018, has the responsibility to implement the new legislative mandates and compliance processes.

The Company is reviewing the impact the New Law will have on its Chilean operations, including the extent to which it will affect existing contractual relationships that the Company maintains with the Chilean non-profit universities. As the New Law no longer contains provisions that prohibit Laureate from controlling the boards of the Chilean non-profit universities, but still requires the promulgation of new regulations and procedures that will be applicable to any commercial relationship that the Company has with the Chilean non-profit universities, the Company has determined that it will continue to consolidate the three Chilean non-profit universities, which are accounted for as variable interest entities, and its Chilean real estate subsidiary.

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

Turkey Regulatory Updates

In May 2018, an amendment to Turkey's higher education law was passed, which could affect certain transactions of Turkish universities that are deemed to be related party transactions. In order for it to be implemented, the amendment requires the Turkish government to issue final directives, which have not yet been issued. These directives are expected to be of significant importance in determining whether the amendment will have an impact on our operations. Once the final directives are received, the Company will evaluate whether this amendment to the higher education law has an effect on our operations, including the existing contractual relationships that the Company maintains with Bilgi, our institution in Turkey. At this time, we cannot predict the impact, if any, of this amendment to our business, financial condition, results of operations or cash flows. See ‘‘Risk Factors—Risks Relating to Our Business—Our right to receive economic benefits from certain of the institutions that are organized as not-for-profit or non-stock entities, and that we account for as variable interest entities, may be limited,’’ in our 2017 Form 10-K.

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

Dispositions

Certain strategic initiatives may include the sale of institutions such as those described in Note 5, Dispositions, of our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Such dispositions affect the comparability of our financial statements from period to period. Dispositions completed during one period impact comparability to a prior period in which we owned the divested entity. Therefore, changes related to such entities are considered "incremental impact of dispositions" for the first 12 months subsequent to the disposition.

Foreign Exchange

The majority of our institutions are located outside the United States. These institutions enter into transactions in currencies other than USD and keep their local financial records in a functional currency other than the USD. We monitor the impact of foreign currency movements and the correlation between the local currency and the USD. Our revenues and expenses are generally denominated in local currency. The USD is our reporting currency and our subsidiaries operate in various other functional currencies, including: Australian Dollar, Brazilian Real, Chilean Peso, Costa Rican Colon, Euro, Honduran Lempira, Hong Kong Dollar, Indian Rupee, Malaysian Ringgit, Mexican Peso, New Zealand Dollar, Peruvian Nuevo Sol, Polish Złoty, Saudi Riyal, South African Rand, Thai Baht and Turkish Lira. The principal foreign exchange exposure is the risk related to the translation of revenues and expenses incurred in each country from the local currency into USD. In order to provide a framework for assessing how our business performed excluding the effects of foreign currency fluctuations, we present organic constant currency in our segment results, which is calculated using the change from prior-year average foreign exchange rates to current-year average foreign exchange rates, as applied to local-currency operating results for the current year.

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

Further Portfolio Simplification

The Company plans to divest additional business units located in Europe, Asia and Central America. The divestitures are expected to generate over $1 billion in proceeds and create a more focused and simplified business model. In aggregate, the Company anticipates that these transactions will result in a reduction in annual revenues of approximately $700 million.

After exiting the targeted geographies, the Company’s remaining markets will be Brazil, Chile, Mexico, and Peru, along with its online and hybrid educational institutions in the U.S. and Australia. The timing and ability to complete any of these transactions is uncertain, and will be subject to market and other conditions, which may include regulatory approvals and consents of third parties.

Results of Operations

The following discussion of the results of our operations is organized as follows:

•	Summary Comparison of Consolidated Results;

•	Non-GAAP Financial Measure; and

•	Segment Results.

Summary Comparison of Consolidated Results

Discussion of Significant Items Affecting the Consolidated Results for the Six Months Ended June 30, 2018 and 2017

Six Months Ended June 30, 2018

On January 11, 2018, we sold the operations of European University-Cyprus Ltd (EUC) and Laureate Italy S.r.L. (Laureate Italy), which resulted in a gain on sale of approximately $218.0 million. This gain is included in other non-operating income in the year-to-date table below.
On January 25, 2018, we sold the operations of LEI Lie Ying Limited (LEILY), which resulted in a gain on sale of approximately $80.0 million. This gain is included in other non-operating income in the year-to-date table below.
On February 1, 2018, we amended our Senior Secured Credit Facility to reduce the interest rate on our 2024 Term Loan. In connection with this transaction, we also repaid $350.0 million of the principal balance of the 2024 Term Loan. As a result of this transaction, the Company recorded a $7.5 million loss on debt extinguishment related to the pro-rata write-off of the term loan's remaining deferred financing costs. This loss is included in other non-operating income in the year-to-date table below.
On April 12, 2018, we sold the operations of Laureate Germany, which resulted in a loss on sale of approximately $5.5 million. This loss is included in the non-operating income in the tables below.
On April 13, 2018, we sold the operations of Laureate Somed. Laureate Somed is the operator of Université Internationale de Casablanca, a comprehensive campus-based university in Casablanca, Morocco and recognized a gain on the sale of Laureate Somed of approximately $17.4 million. This gain is included in the non-operating income in the tables below.

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

Comparison of Consolidated Results for the Three Months Ended June 30, 2018 and 2017

			% Change
			Better/(Worse)
(in millions)	2018	2017	2018 vs. 2017
Revenues	$1,247.9	$1,277.4	(2)%
Direct costs	908.9	942.2	4%
General and administrative expenses	73.2	91.3	20%
Operating income	265.8	243.9	9%
Interest expense, net of interest income	(60.6)	(94.5)	36%
Other non-operating income	107.6	9.8	nm
Income from continuing operations before income taxes and equity in net income of affiliates	312.8	159.1	97%
Income tax expense	(88.9)	(42.0)	(112)%
Equity in net income of affiliates, net of tax	—	—	nm
Net income	224.0	117.1	91%
Net loss (income) attributable to noncontrolling interests	0.5	(0.7)	(171)%
Net income attributable to Laureate Education, Inc.	$224.4	$116.4	93%
nm - percentage changes not meaningful

For further details on certain discrete items discussed below, see "Discussion of Significant Items Affecting the Consolidated Results."
Comparison of Consolidated Results for the Three Months Ended June 30, 2018 to the Three Months Ended June 30, 2017
Revenues decreased by $29.5 million to $1,247.9 million for the three months ended June 30, 2018 (the 2018 fiscal quarter) from $1,277.4 million for the three months ended June 30, 2017 (the 2017 fiscal quarter). For the 2018 fiscal quarter, the incremental impact of dispositions decreased revenues by $50.5 million. The effect of a net change in foreign currency exchange rates decreased revenues by $10.3 million compared to the 2017 fiscal quarter. These decreases in revenues were partially offset by the effects of higher average total organic enrollment at a majority of our institutions, which increased revenues by $20.5 million compared to the 2017 fiscal quarter; and the effect of changes in tuition rates and enrollments in programs at varying price points ("product mix"), pricing and timing, which increased revenues by $8.0 million. Other Corporate and Eliminations changes accounted for an increase in revenues of $2.8 million.
Direct costs and general and administrative expenses combined decreased by $51.4 million to $982.1 million for the 2018 fiscal quarter from $1,033.5 million for the 2017 fiscal quarter. The incremental impact of dispositions decreased costs by $34.9 million for the 2018 fiscal quarter compared to the 2017 fiscal quarter. The effect of a net change in foreign currency exchange rates decreased costs by $5.6 million for the 2018 fiscal quarter compared to the 2017 fiscal quarter. Changes in acquisition-related contingent liabilities for taxes other-than-income tax, net of changes in recorded indemnification assets, resulted in a year-over-year decrease in direct costs of $1.2 million. Other Corporate and Eliminations expenses accounted for a decrease in costs of $28.4 million, primarily a result of an expense in the 2017 fiscal quarter of $22.8 million related to the portion of the refinancing transactions that was deemed to be a debt modification. Offsetting these direct costs decreases was the overall higher organic enrollments and operations, which increased costs by $18.7 million for the 2018 fiscal quarter compared to the 2017 fiscal quarter.
Operating income increased by $21.9 million to $265.8 million for the 2018 fiscal quarter from $243.9 million for the 2017 fiscal quarter. The increase in operating income was primarily the result of increased operating income in our Andean & Iberian segment combined with decreased operating expenses at Corporate, partially offset by decreased operating income in our Brazil, Mexico and EMEAA segments.
Interest expense, net of interest income decreased by $33.9 million to $60.6 million for the 2018 fiscal quarter from $94.5 million for the 2017 fiscal quarter. The decrease in interest expense was primarily attributable to lower average debt balances and lower interest rates during the 2018 fiscal quarter resulting from reductions in debt principal balances and interest rates due to the 2017 debt refinancing transactions and the 2018 repricing transaction.
Other non-operating income increased by $97.8 million to $107.6 million for the 2018 fiscal quarter from $9.8 million for the 2017 fiscal quarter. This increase was primarily attributable to an increase of approximately $12.0 million in the net gain on sales of subsidiaries, related to the sales of our Germany and Morocco subsidiaries in the 2018 fiscal quarter; an increase in the gain on derivative instruments of $84.6 million primarily related to the Series A Preferred Stock embedded derivatives; a loss on debt extinguishment in the 2017 fiscal quarter for a change of $6.9 million; and a change in other non-operating income of $2.5 million in the 2018 fiscal quarter compared to the 2017 fiscal quarter. These increases were partially offset by an increase in a loss on foreign currency exchange in the 2018 fiscal quarter compared to the 2017 fiscal quarter of $8.2 million.
Income tax expense increased by $46.9 million to $88.9 million for the 2018 fiscal quarter from $42.0 million for the 2017 fiscal quarter. This increase in income tax expense was primarily due to changes in the mix of pre-tax book income attributable to taxable and non-taxable entities in various taxing jurisdictions.

Comparison of Consolidated Results for the Six Months Ended June 30, 2018 and 2017

			% Change
			Better/(Worse)
(in millions)	2018	2017	2018 vs. 2017
Revenues	$2,133.2	$2,133.4	—%
Direct costs	1,774.4	1,795.5	1%
General and administrative expenses	120.5	156.9	23%
Operating income	238.3	181.0	32%
Interest expense, net of interest income	(123.9)	(192.4)	36%
Other non-operating income	372.5	23.1	nm
Income from continuing operations before income taxes	486.9	11.7	nm
Income tax expense	(91.4)	(14.9)	nm
Equity in net income of affiliates, net of tax	—	—	nm
Net income (loss)	395.5	(3.3)	nm
Net income attributable to noncontrolling interests	(2.2)	(3.2)	(31)%
Net income (loss) attributable to Laureate Education, Inc.	$393.3	$(6.4)	nm
nm - percentage changes not meaningful

For further details on certain discrete items discussed below, see "Discussion of Significant Items Affecting the Consolidated Results."

Comparison of Consolidated Results for the Six Months Ended June 30, 2018 to the Six Months Ended June 30, 2017

Revenues decreased by $0.2 million to $2,133.2 million for the six months ended June 30, 2018 (the 2018 fiscal period) from $2,133.4 million for the six months ended June 30, 2017 (the 2017 fiscal period). For the 2018 fiscal period, the incremental impact of dispositions decreased revenues by $79.7 million compared to the 2017 fiscal period. Offsetting this decrease in revenues was the effect of higher average total organic enrollment at a majority of our institutions, which increased revenues by $32.7 million; the effect of product mix, pricing and timing, which increased revenues by $21.4 million; and a net change in foreign currency exchange rates, which increased revenues by $20.2 million compared to the 2017 fiscal period. The revenues increase from product mix, pricing and timing includes a positive impact to revenues at our three Peruvian institutions of approximately $11.9 million related to revenue that was deferred from the first and second quarters of 2017 to the third quarter of 2017 as a result of class disruptions in early 2017 during a period of heavy rains and floods. Other Corporate and Eliminations changes accounted for an increase in revenues of $5.2 million.

Direct costs and general and administrative expenses combined decreased by $57.5 million to $1,894.9 million for the 2018 fiscal period from $1,952.4 million for the 2017 fiscal period. The incremental impact of dispositions decreased direct costs by $55.7 million compared to the 2017 fiscal period. For the 2018 fiscal period, reduced EiP implementation expense and share-based compensation expense decreased direct costs by $37.7 million compared to the 2017 fiscal period. Changes in acquisition-related contingent liabilities for taxes other-than-income tax, net of changes in recorded indemnification assets, resulted in a year-over-year decrease in direct costs of $3.3 million. Other Corporate and Eliminations expenses accounted for a decrease in costs of $22.8 million in the 2018 fiscal period, primarily a result of an expense in the 2017 fiscal period of $22.8 million related to the portion of the refinancing transactions that was deemed to be a debt modification. Offsetting these direct costs decreases was the overall higher organic enrollments and expanded operations, which increased costs by $36.0 million for the 2018 fiscal period compared to the 2017 fiscal period. The effect of a net change in foreign currency exchange rates increased costs by $26.0 million for the 2018 fiscal period compared to the 2017 fiscal period.

Operating income increased by $57.3 million to $238.3 million for the 2018 fiscal period from $181.0 million for the 2017 fiscal period. The increase in operating income was primarily the result of increased operating income in our Andean & Iberian segments combined with decreased EiP, share-based compensation and debt modification expense at Corporate, partially offset by decreased operating income at our Mexico and Online & Partnership segments.

Interest expense, net of interest income decreased by $68.5 million to $123.9 million for the 2018 fiscal period from $192.4 million for the 2017 fiscal period. The decrease in interest expense was primarily attributable to lower average debt balances and lower interest rates during the 2018 fiscal period resulting from reductions in debt principal balances and interest rates due to the 2017 debt refinancing transactions and the 2018 repricing transaction.

Other non-operating income increased by $349.4 million to $372.5 million for the 2018 fiscal period from $23.1 million for the 2017 fiscal period. This increase was primarily attributable to a net gain of $310.0 million on the sales of our Cyprus, Italy, China, Germany and Morocco subsidiaries in the 2018 fiscal period; an increase in the gain on derivative instruments of $53.1 million in the 2018 fiscal period, primarily related to the Series A Preferred Stock embedded derivatives; a change in other non-operating income of $4.6 million in the 2018 fiscal period compared to the 2017 fiscal period; and a decrease in loss on debt extinguishment of $0.9 million compared to the 2017 fiscal period. These increases were partially offset by an increase in loss on foreign currency exchange of $19.2 million in the 2018 fiscal period compared to the 2017 fiscal period.

Income tax expense increased by $76.5 million to $91.4 million for the 2018 fiscal period from $14.9 million for the 2017 fiscal period. This increase in income tax expense was primarily due to a benefit recorded in the 2017 fiscal period of approximately $30 million related to intercompany loans that were converted from temporary to permanent and the impact of the mix of earnings between income and loss companies, partially offset by a discrete benefit of approximately $21 million recorded in the 2018 fiscal period related to the reversal of deferred tax liabilities associated with disposed entities.

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

The following table presents Adjusted EBITDA and reconciles net income to Adjusted EBITDA for the three months ended June 30, 2018 and 2017:

			% Change
			Better/(Worse)
(in millions)	2018	2017	2018 vs. 2017
Net income	$224.0	$117.1	91%
Plus:
Income tax expense	88.9	42.0	(112)%
Income from continuing operations before income taxes	312.8	159.1	97%
Plus:
(Gain) loss on sale of subsidiaries, net	(11.8)	0.2	nm
Foreign currency exchange loss, net	17.9	9.7	(85)%
Other (income) expense, net	(2.1)	0.4	nm
Gain on derivatives	(111.6)	(27.0)	nm
Loss on debt extinguishment	—	6.9	100%
Interest expense	66.0	99.0	33%
Interest income	(5.4)	(4.5)	20%
Operating income	265.8	243.9	9%
Plus:
Depreciation and amortization	62.4	67.0	7%
EBITDA	328.2	310.9	6%
Plus:
Share-based compensation expense (a)	7.7	12.9	40%
Loss on impairment of assets	—	—	nm
EiP implementation expenses (b)	25.3	18.1	(40)%
Adjusted EBITDA	$361.2	$341.8	6%
nm - percentage changes not meaningful

(a) Represents non-cash, share-based compensation expense pursuant to the provisions of ASC 718.
(b) EiP implementation expenses are related to our enterprise-wide initiative to optimize and standardize our processes, creating vertical integration of procurement, information technology, finance, accounting and human resources. The first wave of EiP began in 2014 and was substantially completed in 2017, and includes the establishment of regional SSOs around the world, as well as improvements to our system of internal controls over financial reporting. Given the success of the first wave of EiP, we have expanded the initiative into other back- and mid-office areas, as well as certain student-facing activities, in order to generate additional efficiencies and create a more efficient organizational structure. Also included in EiP are certain non-recurring costs incurred in connection with the planned dispositions described in Note 4, Assets Held for Sale, and the completed dispositions described in Note 5, Dispositions, of our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Comparison of Depreciation and Amortization, Share-based Compensation and EiP Implementation Expenses for the Three Months Ended June 30, 2018 and 2017

Depreciation and amortization decreased by $4.6 million to $62.4 million for the 2018 fiscal quarter from $67.0 million for the 2017 fiscal quarter. The incremental impact of dispositions decreased depreciation and amortization expense by $3.4 million for the 2018 fiscal quarter compared to the 2017 fiscal quarter. The effects of foreign currency exchange decreased depreciation and amortization expense by $0.7 million for the 2018 fiscal quarter compared to the 2017 fiscal quarter. Other items accounted for a decrease in depreciation and amortization expense of $0.5 million.

Share-based compensation expense decreased by $5.2 million to $7.7 million for the 2018 fiscal quarter from $12.9 million for the 2017 fiscal quarter.

EiP implementation expenses increased by $7.2 million to $25.3 million for the 2018 fiscal quarter from $18.1 million for the 2017 fiscal quarter. The EiP expenses are related to an enterprise-wide initiative to optimize and standardize our processes, creating vertical integration of procurement, information technology, financing, accounting and human resources. EiP also includes the establishment of regional SSOs around the world, as well as improvements to our system of internal controls over financial reporting. The year-over-year increase in EiP expense relates primarily to compliance monitoring of information technology general controls and costs incurred in connection with the dispositions.

The following table presents Adjusted EBITDA and reconciles net income (loss) to Adjusted EBITDA for the six months ended June 30, 2018 and 2017:

			% Change
			Better/(Worse)
(in millions)	2018	2017	2018 vs. 2017
Net income (loss)	$395.5	$(3.3)	nm
Plus:
Income tax expense	91.4	14.9	nm
Income from continuing operations before income taxes	486.9	11.7	nm
Plus:
(Gain) loss on sale of subsidiaries, net	(309.8)	0.2	nm
Foreign currency exchange loss, net	26.6	7.4	nm
Other income, net	(4.5)	(0.1)	nm
Gain on derivatives	(92.3)	(39.1)	136%
Loss on debt extinguishment	7.5	8.4	11%
Interest expense	135.4	201.6	33%
Interest income	(11.6)	(9.2)	26%
Operating income	238.3	181.0	32%
Plus:
Depreciation and amortization	130.2	131.5	1%
EBITDA	368.5	312.5	18%
Plus:
Share-based compensation expense (a)	3.9	35.3	89%
Loss on impairment of assets	—	—	nm
EiP implementation expenses (b)	36.3	42.6	15%
Adjusted EBITDA	$408.7	$390.4	5%
nm - percentage changes not meaningful

(a) Represents non-cash, share-based compensation expense pursuant to the provisions of ASC 718.
(b) EiP implementation expenses are related to our enterprise-wide initiative to optimize and standardize our processes, creating vertical integration of procurement, information technology, finance, accounting and human resources. The first wave of EiP began in 2014 and was substantially completed in 2017, and includes the establishment of regional SSOs around the world, as well as improvements to our system of internal controls over financial reporting. Given the success of the first wave of EiP, we have expanded the initiative into other back- and mid-office areas, as well as certain student-facing activities, in order to generate additional efficiencies and create a more efficient organizational structure. Also included in EiP are certain non-recurring costs incurred in connection with the planned dispositions described in Note 4, Assets Held for Sale, and the completed dispositions described in Note 5, Dispositions, of our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Comparison of Depreciation and Amortization, Share-based Compensation and EiP Implementation Expenses for the Six Months Ended June 30, 2018 and 2017
Depreciation and amortization decreased by $1.3 million to $130.2 million for the 2018 fiscal period from $131.5 million for the 2017 fiscal period. The incremental impact of dispositions decreased depreciation and amortization expense by $5.5 million for the 2018 fiscal period compared to the 2017 fiscal period. This decrease was partially offset by the effects of foreign currency exchange, which increased depreciation and amortization expense by $1.4 million and other items, which accounted for an increase in depreciation and amortization expense of $2.8 million for the 2018 fiscal period compared to the 2017 fiscal period.

Share-based compensation expense decreased by $31.4 million to $3.9 million for the 2018 fiscal period from $35.3 million for the 2017 fiscal period. This decrease is mostly attributable to stock options that were granted to the Company’s then-CEO in the 2017 fiscal period under the Executive Profits Interests (EPI) agreement. The EPI options vested upon consummation of the IPO on February 6, 2017, resulting in additional share-based compensation expense of $14.6 million during the 2017 fiscal period. In addition, the Company recorded a stock modification charge of approximately $5.1 million during 2017 fiscal period related to a repricing of stock option awards. Also, the Company recorded a correction of an immaterial error in the first quarter of 2018, which reduced share-based compensation expense for the 2018 fiscal period.

EiP implementation expenses decreased by $6.3 million to $36.3 million for the 2018 fiscal period from $42.6 million for the 2017 fiscal period. The EiP expenses are related to an enterprise-wide initiative to optimize and standardize our processes, creating vertical integration of procurement, information technology, financing, accounting and human resources. EiP also includes the establishment of regional SSOs around the world, as well as improvements to our system of internal controls over financial reporting. The year-over-year decrease in EiP expense relates primarily to severance costs that were recognized in the 2017 fiscal period, partially offset by increased EiP expenses during the 2018 fiscal period for compliance monitoring of information technology general controls and costs incurred in connection with the dispositions.

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

The following tables, derived from our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, presents selected financial information of our segments:

(in millions)			% Change
			Better/(Worse)
For the three months ended June 30,	2018	2017	2018 vs. 2017
Revenues:
Brazil	$225.6	$260.6	(13)%
Mexico	159.6	160.0	—%
Andean & Iberian	486.5	434.4	12%
Central America & U.S. Campuses	78.4	73.1	7%
EMEAA	138.4	182.2	(24)%
Online & Partnerships	165.0	175.5	(6)%
Corporate	(5.6)	(8.4)	33%
Consolidated Total Revenues	$1,247.9	$1,277.4	(2)%

Adjusted EBITDA:
Brazil	$77.9	$91.3	(15)%
Mexico	27.8	34.3	(19)%
Andean & Iberian	208.9	183.8	14%
Central America & U.S. Campuses	14.6	11.7	25%
EMEAA	21.3	38.0	(44)%
Online & Partnerships	45.4	48.8	(7)%
Corporate	(34.7)	(65.9)	47%
Consolidated Total Adjusted EBITDA	$361.2	$341.8	6%

(in millions)			% Change
			Better/(Worse)
For the six months ended June 30,	2018	2017	2018 vs. 2017
Revenues:
Brazil	$348.4	$377.5	(8)%
Mexico	315.5	310.8	2%
Andean & Iberian	702.7	615.5	14%
Central America & U.S. Campuses	157.4	149.5	5%
EMEAA	285.5	342.0	(17)%
Online & Partnerships	333.0	352.6	(6)%
Corporate	(9.3)	(14.5)	36%
Consolidated Total Revenues	$2,133.2	$2,133.4	—%

Adjusted EBITDA:
Brazil	$51.9	$52.2	(1)%
Mexico	58.3	72.1	(19)%
Andean & Iberian	202.0	165.3	22%
Central America & U.S. Campuses	32.2	28.7	12%
EMEAA	44.5	67.8	(34)%
Online & Partnerships	90.4	102.9	(12)%
Corporate	(70.6)	(98.6)	28%
Consolidated Total Adjusted EBITDA	$408.7	$390.4	5%

Brazil

Financial Overview

Comparison of Brazil Results for the Three Months Ended June 30, 2018 to the Three Months Ended June 30, 2017

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
June 30, 2017	$260.6	$169.3	$91.3
Organic enrollment (1)	11.8
Product mix, pricing and timing (1)	(21.1)
Organic constant currency	(9.3)	(3.3)	(6.0)
Foreign exchange	(25.7)	(16.8)	(8.9)
Acquisitions	—	—	—
Dispositions	—	—	—
Other (2)	—	(1.5)	1.5
June 30, 2018	$225.6	$147.7	$77.9
(1) Organic enrollment and Product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.
(2) Other is composed of acquisition-related contingent liabilities for taxes other-than-income tax, net of changes in recorded indemnification assets.

Revenues decreased by $35.0 million, a 13% decrease from the 2017 fiscal quarter.

•
Decreases in revenues during the 2018 fiscal quarter due to foreign exchange, product mix, pricing and timing were partially offset by an increase in organic enrollment of 4%, which increased revenues by $11.8 million.

•	Revenues represented 18% of our consolidated total revenues for the 2018 fiscal quarter compared to 20% for the 2017 fiscal quarter.

Adjusted EBITDA decreased by $13.4 million, a 15% decrease from the 2017 fiscal quarter.

Comparison of Brazil Results for the Six Months Ended June 30, 2018 to the Six Months Ended June 30, 2017

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
June 30, 2017	$377.5	$325.3	$52.2
Organic enrollment (1)	14.1
Product mix, pricing and timing (1)	(12.0)
Organic constant currency	2.1	(3.9)	6.0
Foreign exchange	(31.2)	(21.2)	(10.0)
Acquisitions	—	—	—
Dispositions	—	—	—
Other (2)	—	(3.7)	3.7
June 30, 2018	$348.4	$296.5	$51.9
(1) Organic enrollment and Product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.
(2) Other is composed of acquisition-related contingent liabilities for taxes other-than-income tax, net of changes in recorded indemnification assets.

Revenues decreased by $29.1 million, an 8% decrease from the 2017 fiscal period.

•
Decreases in revenues during the 2018 fiscal period due to foreign exchange, product mix, pricing and timing were partially offset by an increase in organic enrollment of 4%, which increased revenues by $14.1 million.

•	Revenues represented 16% of our consolidated total revenues for the 2018 fiscal period compared to 18% for the 2017 fiscal period.

Adjusted EBITDA decreased by $0.3 million, a 1% decrease from the 2017 fiscal period.

Mexico

Financial Overview
Comparison of Mexico Results for the Three Months Ended June 30, 2018 to the Three Months Ended June 30, 2017

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
June 30, 2017	$160.0	$125.7	$34.3
Organic enrollment (1)	(3.9)
Product mix, pricing and timing (1)	8.5
Organic constant currency	4.6	10.5	(5.9)
Foreign exchange	(5.0)	(4.7)	(0.3)
Acquisitions	—	—	—
Dispositions	—	—	—
Other (2)	—	0.3	(0.3)
June 30, 2018	$159.6	$131.8	$27.8
(1) Organic enrollment and Product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.
(2) Other is composed of acquisition-related contingent liabilities for taxes other-than-income tax, net of changes in recorded indemnification assets.

Revenues decreased by $0.4 million from the 2017 fiscal quarter.

•	Organic enrollment decreased during the fiscal quarter by 2%, decreasing revenues by $3.9 million.

•	Revenues represented 13% of our consolidated total revenues for the 2018 fiscal quarter compared to 12% for the 2017 fiscal quarter.

Adjusted EBITDA decreased by $6.5 million, a 19% decrease from the 2017 fiscal quarter.

Comparison of Mexico Results for the Six Months Ended June 30, 2018 to the Six Months Ended June 30, 2017

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
June 30, 2017	$310.8	$238.7	$72.1
Organic enrollment (1)	(5.7)
Product mix, pricing and timing (1)	4.4
Organic constant currency	(1.3)	13.4	(14.7)
Foreign exchange	6.0	4.7	1.3
Acquisitions	—	—	—
Dispositions	—	—	—
Other (2)	—	0.4	(0.4)
June 30, 2018	$315.5	$257.2	$58.3
(1) Organic enrollment and Product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.
(2) Other is composed of acquisition-related contingent liabilities for taxes other-than-income tax, net of changes in recorded indemnification assets.

Revenues increased by $4.7 million, a 2% increase from the 2017 fiscal period.

•	Increases in revenues during the 2018 fiscal period were partially offset by a decrease in organic enrollment of 1% , which decreased revenues by $5.7 million.

•	Revenues represented 15% of our consolidated total revenues for the 2018 period compared to 14% for the 2017 fiscal period.

Adjusted EBITDA decreased by $13.8 million, a 19% decrease from the 2017 fiscal period.

Andean & Iberian

Financial Overview

Comparison of Andean & Iberian Results for the Three Months Ended June 30, 2018 to the Three Months Ended June 30, 2017

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
June 30, 2017	$434.4	$250.6	$183.8
Organic enrollment (1)	12.3
Product mix, pricing and timing (1)	18.0
Organic constant currency	30.3	13.2	17.1
Foreign exchange	21.8	13.8	8.0
Acquisitions	—	—	—
Dispositions	—	—	—
Other	—	—	—
June 30, 2018	$486.5	$277.6	$208.9
(1) Organic enrollment and Product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

Revenues increased by $52.1 million, a 12% increase from the 2017 fiscal quarter.

•	Organic enrollment increased during the 2018 fiscal quarter by 3%, increasing revenues by $12.3 million.

•	Revenue represented 39% of our consolidated total revenues for the 2018 fiscal quarter compared to 34% for the 2017 fiscal quarter.

Adjusted EBITDA increased by $25.1 million, a 14% increase from the 2017 fiscal quarter.

•	Foreign exchange affected the results for the 2018 fiscal quarter due to strengthening of the Chilean Peso and the Euro relative to the USD.

Comparison of Andean & Iberian Results for the Six Months Ended June 30, 2018 to the Six Months Ended June 30, 2017

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
June 30, 2017	$615.5	$450.2	$165.3
Organic enrollment (1)	20.9
Product mix, pricing and timing (1)	25.9
Organic constant currency	46.8	19.8	27.0
Foreign exchange	40.4	30.7	9.7
Acquisitions	—	—	—
Dispositions	—	—	—
Other	—	—	—
June 30, 2018	$702.7	$500.7	$202.0
(1) Organic enrollment and Product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

Revenues increased by $87.2 million, a 14% increase from the 2017 fiscal period.

•	Organic enrollment increased during the 2018 fiscal period by 4%, increasing revenues by $20.9 million.

•
The year-over-year increase includes a positive impact to revenues at our three Peruvian institutions of approximately $11.9 million related to revenue that was deferred from the first and second quarters of 2017 to the third quarter of 2017 as a result of class disruptions in early 2017 during a period of heavy rains and floods.

•	Revenue represented 33% of our consolidated total revenues for the 2018 fiscal period compared to 29% for the 2017 fiscal period.

Adjusted EBITDA increased by $36.7 million, a 22% increase from the 2017 fiscal period.

•	Foreign exchange affected the results for the 2018 fiscal period due to strengthening of the Chilean Peso and the Euro relative to the USD.

Central America & U.S. Campuses

Financial Overview
Comparison of Central America & U.S. Campuses Results for the Three Months Ended June 30, 2018 to the Three Months Ended June 30, 2017

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
June 30, 2017	$73.1	$61.4	$11.7
Organic enrollment (1)	6.5
Product mix, pricing and timing (1)	(0.7)
Organic constant currency	5.8	2.8	3.0
Foreign exchange	(0.5)	(0.4)	(0.1)
Acquisitions	—	—	—
Dispositions	—	—	—
Other	—	—	—
June 30, 2018	$78.4	$63.8	$14.6
(1) Organic enrollment and Product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

Revenues increased by $5.3 million, a 7% increase from the 2017 fiscal quarter.

•	Organic enrollment increased during the 2018 fiscal quarter by 3%, increasing revenues by $6.5 million.

•	Revenues represented 6% of our consolidated total revenues for both the 2018 and 2017 fiscal quarters.

Adjusted EBITDA increased by $2.9 million, a 25% increase from the 2017 fiscal quarter.

Comparison of Central America & U.S. Campuses Results for the Six Months Ended June 30, 2018 to the Six Months Ended June 30, 2017

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
June 30, 2017	$149.5	$120.8	$28.7
Organic enrollment (1)	12.7
Product mix, pricing and timing (1)	(3.8)
Organic constant currency	8.9	5.1	3.8
Foreign exchange	(1.0)	(0.7)	(0.3)
Acquisitions	—	—	—
Dispositions	—	—	—
Other	—	—	—
June 30, 2018	$157.4	$125.2	$32.2
(1) Organic enrollment and Product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

Revenues increased by $7.9 million, a 5% increase from the 2017 fiscal period.

•	Organic enrollment increased during the 2018 fiscal period by 2%, increasing revenues by $12.7 million.

•	Revenues represented 7% of our consolidated total revenues for both the 2018 and 2017 fiscal periods.

Adjusted EBITDA increased by $3.5 million, a 12% increase from the 2017 fiscal period.

EMEAA

Financial Overview

Comparison of EMEAA Results for the Three Months Ended June 30, 2018 to the Three Months Ended June 30, 2017

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
June 30, 2017	$182.2	$144.2	$38.0
Organic enrollment (1)	5.8
Product mix, pricing and timing (1)	2.7
Organic constant currency	8.5	2.0	6.5
Foreign exchange	(1.8)	2.4	(4.2)
Acquisitions	—	—	—
Dispositions	(50.5)	(31.5)	(19.0)
Other	—	—	—
June 30, 2018	$138.4	$117.1	$21.3
(1) Organic enrollment and Product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

Revenues decreased by $43.8 million, a 24% decrease from the 2017 fiscal quarter.

•	The incremental impact of dispositions of our Cyprus, Italy, China, Germany and Morocco institutions decreased revenues by $50.5 million.

•	Organic enrollment increased during the 2018 fiscal quarter by 1%, increasing revenues by $5.8 million.

•	Revenues represented 11% of our consolidated total revenues for the 2018 fiscal quarter compared to 14% for the 2017 fiscal quarter.

Adjusted EBITDA decreased by $16.7 million, a 44% decrease from the 2017 fiscal quarter.

•	The incremental impact of dispositions includes the sales of our Cyprus, Italy, China, Germany and Morocco institutions and accounted for a $19.0 million decrease in Adjusted EBITDA.

•
Foreign exchange affected the results for the 2018 fiscal quarter primarily due to the strengthening of the Euro and the Malaysian Ringgit, partially offset by the weakening of the Turkish Lira relative to the USD.

Comparison of EMEAA Results for the Six Months Ended June 30, 2018 to the Six Months Ended June 30, 2017

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
June 30, 2017	$342.0	$274.2	$67.8
Organic enrollment (1)	11.0
Product mix, pricing and timing (1)	8.5
Organic constant currency	19.5	8.2	11.3
Foreign exchange	3.7	8.8	(5.1)
Acquisitions	—	—	—
Dispositions	(79.7)	(50.2)	(29.5)
Other	—	—	—
June 30, 2018	$285.5	$241.0	$44.5
(1) Organic enrollment and Product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

Revenues decreased by $56.5 million, a 17% decrease from the 2017 fiscal period.

•	The incremental impact of dispositions of our Cyprus, Italy, China, Germany and Morocco institutions decreased revenues by $79.7 million.

•	Organic enrollment increased during the 2018 fiscal period by 1%, increasing revenues by $11.0 million.

•	Revenues represented 13% of our consolidated total revenues for the 2018 fiscal period compared to 16% for the 2017 fiscal period.

Adjusted EBITDA decreased by $23.3 million, a 34% decrease from the 2017 fiscal period.

•	The incremental impact of dispositions includes the sales of our Cyprus, Italy, China, Germany and Morocco institutions and accounted for a $29.5 million decrease in Adjusted EBITDA.

•
Foreign exchange affected the results for the 2018 fiscal period primarily due to the strengthening of the Malaysian Ringgit, the Euro, and the Australian Dollar, partially offset by the weakening of the Turkish Lira relative to the USD.

Online & Partnerships
Financial Overview
Comparison of Online & Partnerships Results for the Three Months Ended June 30, 2018 to the Three Months Ended June 30, 2017

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
June 30, 2017	$175.5	$126.7	$48.8
Organic enrollment (1)	(12.0)
Product mix, pricing and timing (1)	0.6
Organic constant currency	(11.4)	(7.9)	(3.5)
Foreign exchange	0.9	0.8	0.1
Acquisitions	—	—	—
Dispositions	—	—	—
Other	—	—	—
June 30, 2018	$165.0	$119.6	$45.4
(1) Organic enrollment and Product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

Revenues decreased by $10.5 million, a 6% decrease from the 2017 fiscal quarter.

•	Organic enrollment decreased during the 2018 fiscal quarter by 8%, decreasing revenues by $12.0 million.

•	Revenues represented 13% of our consolidated total revenues for the 2018 fiscal quarter compared to 14% for the 2017 fiscal quarter.

Adjusted EBITDA decreased by $3.4 million, a 7% decrease compared to the 2017 fiscal quarter.

Comparison of Online & Partnerships Results for the Six Months Ended June 30, 2018 to the Six Months Ended June 30, 2017

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
June 30, 2017	$352.6	$249.7	$102.9
Organic enrollment (1)	(20.3)
Product mix, pricing and timing (1)	(1.6)
Organic constant currency	(21.9)	(9.4)	(12.5)
Foreign exchange	2.3	2.3	—
Acquisitions	—	—	—
Dispositions	—	—	—
Other	—	—	—
June 30, 2018	$333.0	$242.6	$90.4
(1) Organic enrollment and Product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

Revenues decreased by $19.6 million, a 6% decrease from the 2017 fiscal period.

•	Organic enrollment decreased during the 2018 fiscal period by 7%, decreasing revenues by $20.3 million.

•	Revenues represented 16% of our consolidated total revenues for both the 2018 and the 2017 fiscal periods.

Adjusted EBITDA decreased by $12.5 million, a 12% decrease compared to the 2017 fiscal period.

Corporate

Corporate revenues represent amounts from our consolidated joint venture with the University of Liverpool, as well as centralized IT costs charged to various segments, offset by the elimination of intersegment revenues. The 2017 fiscal period also included revenues from contractual arrangements with UDLA Ecuador, an institution in Ecuador that was formerly consolidated into Laureate prior to 2013.

Operating results for Corporate for the three months ended June 30, 2018 and 2017:

			% Change
			Better/(Worse)
(in millions)	2018	2017	2018 vs. 2017
Revenues	$(5.6)	$(8.4)	33%
Expenses	29.1	57.5	49%
Adjusted EBITDA	$(34.7)	$(65.9)	47%

Comparison of Corporate Results for the Three Months Ended June 30, 2018 to the Three Months Ended June 30, 2017

Adjusted EBITDA increased by $31.2 million, a 47% increase from the 2017 fiscal quarter.

•	The 2017 fiscal quarter included an expense of $22.8 million related to the portion of the April 2017 refinancing transactions that was deemed to be a debt modification.

•	The 2017 fiscal quarter included an expense of $4.5 million related to a transaction with a former business partner.

•	Labor costs and other professional fees increased expenses by $4.1 million for the 2018 fiscal quarter compared to the 2017 fiscal quarter.

•	The 2017 fiscal quarter included revenue from contractual arrangements with UDLA Ecuador of $1.4 million.

•
Other items accounted for an increase in Adjusted EBITDA of $9.4 million, which primarily includes a positive impact from the resolution of an earnout liability related to the 2014 acquisition of Monash South Africa.

Operating results for Corporate for the six months ended June 30, 2018 and 2017:

			% Change
			Better/(Worse)
(in millions)	2018	2017	2018 vs. 2017
Revenues	$(9.3)	$(14.5)	36%
Expenses	61.3	84.1	27%
Adjusted EBITDA	$(70.6)	$(98.6)	28%

Comparison of Corporate Results for the Six Months Ended June 30, 2018 to the Six Months Ended June 30, 2017

Adjusted EBITDA increased by $28.0 million, a 28% increase from the 2017 fiscal period.

•	The 2017 fiscal period included an $22.8 million related to the portion of the April 2017 refinancing transactions that was deemed to be a debt modification.

•	The 2017 fiscal period included an expense of $4.5 million related to a transaction with a former business partner.

•	Labor costs and other professional fees increased expenses by $5.8 million for the 2018 fiscal period compared to the 2017 fiscal period.

•	The 2017 fiscal quarter included revenue from contractual arrangements with UDLA Ecuador of $3.1 million.

•
Other items accounted for an increase in Adjusted EBITDA of $9.6 million, which primarily includes a positive impact from the resolution of an earnout liability related to the 2014 acquisition of Monash South Africa.

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

As of June 30, 2018, our secondary source of liquidity was cash and cash equivalents of $402.4 million. Our cash accounts are maintained with high-quality financial institutions with no significant concentration in any one institution.

Sale Transactions

On January 11, 2018, we completed the sale of European University-Cyprus Ltd (EUC) and Laureate Italy S.r.L. (Laureate Italy). Upon closing, we received gross proceeds of approximately 232.0 million Euros (EUR) (approximately US $275.5 million, or approximately $244.3 million net of cash sold and net of the $4.1 million working capital settlement between the Company and the buyer that was completed during the second quarter of 2018). The Company used the proceeds from this transaction, along with borrowings on our revolving credit facility that were subsequently repaid with the China sale proceeds discussed below, to repay $350.0 million of principal balance on our syndicated term loan that matures in April 2024 (the 2024 Term Loan).

On January 25, 2018, we completed the sale of LEI Lie Ying Limited (LEILY). At closing, the Company received initial proceeds totaling approximately $128.8 million (approximately $110.8 million net of cash sold), net of banker transaction fees and certain taxes and duties totaling approximately $16.0 million. Six months after the closing date, the buyer was required to pay to the Company the Hong Kong Dollar (HKD) equivalent of RMB 120.0 million (the First Holdback Payment, approximately US $18.2 million at June 30, 2018). On July 27, 2018, the Company received the First Holdback Payment from the buyer, net of withholding taxes and agreed-upon legal fees, for a net payment of HKD 142.2 million ($18.1 million at the date of receipt), prior to banker transaction fees. Twelve months after the closing date, the buyer is required to pay to the Company the HKD equivalent of RMB 60.0 million (the Second Holdback Payment, approximately US $9.1 million at June 30, 2018). Both the First Holdback Payment and the Second Holdback Payment are subject to deduction of any indemnifiable losses payable by the Company to the buyer pursuant to the sale purchase agreement. The remainder of the transaction value was paid into an escrow account and will be distributed to the Company pursuant to the terms and conditions of the escrow agreement.

On April 12, 2018, we completed the sale of Laureate Germany and received gross proceeds of EUR 1.0 million (approximately US $1.2 million at the date of receipt). At the date of sale, Laureate Germany had approximately $12.9 million of cash and restricted cash on its balance sheet. In connection with this transaction, the Company contributed capital to Laureate Germany of approximately $3.6 million, and expects to pay estimated real estate transfer taxes of approximately $0.4 million.

On April 13, 2018, we completed the sale of Laureate Somed Holding in Morocco and received net proceeds of 300.0 million Moroccan Dirhams (approximately US $32.5 million at the date of sale, or approximately $31.1 million net of cash sold). The proceeds were used for general debt repayment across the Company rather than repayment of a specific tranche.

Liquidity Restrictions

Our liquidity is affected by restricted cash balances, which totaled $182.9 million and $224.9 million as of June 30, 2018 and December 31, 2017, respectively.

Indefinite Reinvestment of Foreign Earnings

We earn a significant portion of our income from subsidiaries located in countries outside the United States. As part of our business strategies, we have determined that all earnings from our foreign operations will be deemed indefinitely reinvested outside of the United States. As of June 30, 2018, $396.9 million of our total $402.4 million of cash and cash equivalents were held by foreign subsidiaries, including $187.6 million held by VIEs. These amounts above do not include $23.0 million of cash recorded at subsidiaries that are classified as held for sale at June 30, 2018, of which $21.4 million was held by foreign subsidiaries. As of December 31, 2017, $447.9 million of our total $468.7 million of cash and cash equivalents were held by foreign subsidiaries, including $231.9 million held by VIEs. These amounts above do not include $49.2 million of cash recorded at subsidiaries that are classified as held for sale at December 31, 2017, of which $45.2 million was held by foreign subsidiaries. The VIEs' cash and cash equivalents balances are generally required to be used only for the operations of these VIEs.

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

As of June 30, 2018, senior long-term borrowings totaled $2,075.3 million and consisted of $1,275.3 million under the Senior Secured Credit Facility that matures in April 2022 and April 2024 and $800.0 million in Senior Notes due 2025 that mature in May 2025.

As of June 30, 2018, other debt balances totaled $767.9 million and our capital lease obligations and sale-leaseback financings were $167.3 million. Other debt includes lines of credit and short-term borrowing arrangements of subsidiaries, mortgages payable and notes payable.

Approximately $68.9 million of long-term debt, including the current portion, is included in the held-for-sale liabilities recorded on the consolidated balance sheet as of June 30, 2018. For further description of the held-for-sale amounts see Note 4, Assets Held for Sale in our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Senior Secured Credit Facility

As of June 30, 2018, the outstanding balance under our Senior Secured Credit Facility was $1,275.3 million, which consisted of $48.0 million outstanding under our $385.0 million senior secured revolving credit facility and an aggregate outstanding balance of $1,227.3 million, net of a debt discount, under the term loans. As of December 31, 2017, the outstanding balance under our previous senior credit facility was $1,625.3 million, which consisted of $52.0 million outstanding under our $385.0 million senior secured revolving credit facility and an aggregate outstanding balance of $1,573.3 million, net of a debt discount, under the term loans.

Senior Notes

As of both June 30, 2018 and December 31, 2017, the outstanding balance under our Senior Notes due 2025 was $800.0 million.

Covenants

Under our Second Amended and Restated Credit Agreement we are subject to a Consolidated Senior Secured Debt to Consolidated EBITDA financial maintenance covenant, as defined in the Second Amended and Restated Credit Agreement, unless certain conditions are satisfied. As of June 30, 2018, these conditions were satisfied and, therefore, we were not subject to the leverage ratio covenant. The maximum ratio, as defined, is 3.50x as of the last day of each quarter ending June 30, 2018 and thereafter. In addition, notes payable at some of our locations contain financial maintenance covenants.

Leases

We conduct a significant portion of our operations from leased facilities. These facilities include our corporate headquarters, other office locations, and many of our higher education facilities.

Due to Shareholders of Acquired Companies

One method of payment for acquisitions is the use of promissory notes payable to the sellers of acquired companies. As of June 30, 2018 and December 31, 2017, we recorded $59.9 million and $79.6 million, respectively, for these liabilities. See also Note 6, Due to Shareholders of Acquired Companies, in our consolidated financial statements included elsewhere in this Form 10-Q.

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

Our capital expenditures, excluding receipts from the sale of subsidiaries and property equipment, were $101.5 million and $95.0 million during the six months ended June 30, 2018, and 2017, respectively. The 7% increase in capital expenditures for the 2018 fiscal period compared to the 2017 fiscal period was driven by the ongoing construction of a replacement campus in Costa Rica, which started this year, combined with the timing of facilities maintenance in Brazil and Peru. These increases were partially offset by lower capital expenditures in Mexico and online initiatives.
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

As of June 30, 2018 and December 31, 2017, plan assets included in Other assets in our Consolidated Balance Sheets were $11.6 million and $11.6 million, respectively. As of June 30, 2018 and December 31, 2017, the plan liabilities reported in our Consolidated Balance Sheets were $14.2 million and $18.7 million, respectively. As of June 30, 2018 and December 31, 2017, $8.3 million and $11.9 million, respectively, of the total plan liability was classified as a current liability; the remainder was noncurrent and recorded in Other long-term liabilities. During the first quarter of 2018, the Company paid $5.2 million of plan distributions with operating cash, rather than using the plan assets. An additional $8.3 million of plan distributions will be required in the twelve-month period following June 30, 2018. The 2018 plan distributions primarily relate to several participants who retired during the fourth quarter of 2017 and are required to receive distributions of their plan balances in 2018.

Assets Held for Sale-Kendall Asset Purchase Agreement

Under the January 2018 asset purchase agreement for Kendall, we agreed to make future payments to NLU, the buyer. At the closing of the sale, Laureate will pay to NLU up to $14.0 million to support NLU’s construction of facilities for the acquired culinary program on NLU's campus, subject to possible partial recoupment under specified conditions during the 10-year post-closing period. The sale of Kendall closed during the third quarter of 2018, as described in Note 21, Subsequent Events of our consolidated financial statements included elsewhere in this Form 10-Q.

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

The following table summarizes our cash flows from operating, investing, and financing activities for each of the six months ended June 30, 2018 and 2017:

(in millions)	2018	2017
Cash provided by (used in):
Operating activities	$1.8	$(140.8)
Investing activities	264.3	(95.5)
Financing activities	(393.1)	123.2
Effects of exchange rates changes on cash	(12.7)	19.3
Change in cash included in current assets held for sale	31.3	—
Net change in cash and cash equivalents and restricted cash	$(108.4)	$(93.8)

Comparison of Cash Flows for the Six Months Ended June 30, 2018 to the Six Months Ended June 30, 2017

Operating activities
Operating cash flows increased by $142.6 million, from an operating cash usage of $(140.8) million in the 2017 fiscal period to an operating cash inflow of $1.8 million in the 2018 fiscal period. Cash paid for interest decreased by $113.1 million, from $239.1 million for the 2017 fiscal period to $126.0 million for the 2018 fiscal period, which is primarily attributable to lower average debt balances and lower interest rates during the 2018 fiscal period resulting from reductions in debt principal balances and interest rates following the April 2017 debt refinancing transactions, the note conversion in August 2017 and the February 2018 repricing transaction, as well as the timing of interest payments. During the 2017 fiscal period we made payments of $22.8 million for third-party general and administrative expenses paid in connection with the debt refinancing. Changes in operating assets and liabilities and other working capital accounted for an increase in operating cash of $28.2 million. Partially offsetting these operating cash increases was an increase in cash paid for taxes of $21.5 million, from $61.7 million for the 2017 fiscal period to $83.2 million for the 2018 fiscal period. The increase in cash paid for taxes includes the net effect of an approximately $20 million refund received by one of our Spanish subsidiaries during the first quarter of 2018 from an estimated tax payment made in 2016, and the approximately $34.5 million of payments made to the Spanish Tax Authorities during the 2018 fiscal period, as discussed in Note 15, Income Taxes, of our consolidated financial statements included elsewhere in this Form 10-Q.

Investing activities

Cash flows from investing activities increased by $359.8 million to an investing cash inflow of $264.3 million for the 2018 fiscal period, from an investing cash usage of $(95.5) million for the 2017 fiscal period. This change is primarily attributable to the sales of the Cyprus, Italy, China, Germany and Morocco institutions during 2018, which resulted in a $374.2 million year-over-year increase in receipts from the sale of subsidiaries and property and equipment. This increase in investing cash was partially offset by a year-over-year increase in capital expenditures of $6.4 million and a year-over-year increase in derivative settlements of $10.0 million related to the realized loss on the foreign exchange swap agreements associated with the sale of the Cyprus and Italy institutions. Other items accounted for the remaining change of $2.0 million.

Financing activities

Financing activities cash flows decreased by $516.3 million to a financing cash usage of $(393.1) million for the 2018 fiscal period, from a financing cash inflow of $123.2 million for the 2017 fiscal period. This decrease was primarily attributable to the $456.6 million of net proceeds from the IPO and net proceeds from the issuance of Series A Preferred Stock of $55.3 million in the 2017 fiscal period. Additionally, net payments of long-term debt during the 2018 fiscal period, which included the $350.0 million repayment of the 2024 Term Loan, were $68.3 million higher than in the 2017 fiscal period. The payment of dividends on Series A Preferred Stock increased by $11.1 million in the 2018 fiscal quarter since the Series A Preferred stock dividends were paid-in-kind during the 2017 fiscal quarter. Offsetting these financing cash decreases, during the 2017 fiscal period the Company paid approximately $76.2 million more in debt issuance costs and redemption and call premiums than in the 2018 fiscal period as a result of the debt refinancing that was completed during the second quarter of 2017. Other items accounted for the remaining change of $1.1 million.

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. Actual results could differ from these estimates. Our significant accounting policies are discussed in Note 2, Significant Accounting Policies, of the audited consolidated financial statements included in our 2017 Form 10-K. Our critical accounting policies require the most significant judgments and estimates about the effect of matters that are inherently uncertain. As a result, these accounting policies and estimates could materially affect our financial statements and are critical to the understanding of our results of operations and financial condition. For a complete discussion of our critical accounting policies, see the “Critical Accounting Policies and Estimates” section of the MD&A in our 2017 Form 10-K. During the six months ended June 30, 2018, there were no significant changes to our critical accounting policies.

Recently Issued Accounting Standards

Refer to Note 2, Significant Accounting Policies, in our consolidated financial statements included elsewhere in this Form 10-Q for recently issued accounting standards.

Disposition Metrics

As previously disclosed in our 2017 Form 10-K and as disclosed in this Form 10-Q, we have completed several dispositions in 2018. The following table presents certain historical operational metrics included in our consolidated financial statements for the institutions that have been sold in 2018, for each of the quarters in 2017 and the first two quarters of 2018. Operating income is presented excluding intercompany charges. The balances are shown in the aggregate for the entities that have been disposed of through the filing date of this Form 10-Q, including the operations in Cyprus, Italy, China, Germany and Morocco, which were all part of the EMEAA segment, and Kendall, which was part of the Central America & U.S. Campuses segment:

	For the three months ended
(in millions, except enrollment)	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017	March 31, 2018	June 30, 2018
Total revenues	$47.4	$59.9	$25.3	$77.9	$20.5	$7.1
Operating income (loss)	3.6	13.7	(20.7)	(3.8)	0.5	(1.9)
Depreciation and amortization	3.9	3.9	4.2	0.7	—	—
Loss on impairment of assets	—	—	—	31.2	—	—
Enrollment	43,400	42,300	43,600	44,700	4,600	900

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

Based on that evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective due to the four material weaknesses, which we view as an integral part of our disclosure controls and procedures, previously disclosed in Item 9A of our 2017 Form 10-K. We have commenced the remediation of these material weaknesses; however, as of June 30, 2018 the material weaknesses had not yet been remediated. Nevertheless, we believe that the consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Please refer to ‘‘Item 3. Legal Proceedings’’ in our Annual Report on Form 10-K for the year ended December 31, 2017 for information regarding material pending legal proceedings. Except as set forth therein and below, there have been no new material legal proceedings and no material developments in the legal proceedings previously disclosed.

On October 18, 2016, a former student filed suit against us and Walden University pro se in the United States District Court for the District of Maryland in the matter of Eric D. Streeter v. Walden University, et. al. (Case No. 1CCB6-CV-3460), claiming that his progress in his program was delayed by Walden University and Laureate. The claims included unjust enrichment, breach of contract, violation of the Maryland Consumer Protection Act, violation of the Due Process Clause in the Fourteenth Amendment, libel, and violation of the False Claims Act. We filed a motion to dismiss on April 12, 2017, which was granted on December 5, 2017. On July 10, 2018, the U.S. Fourth Circuit Court of Appeals affirmed the judgment of the district court dismissing the suit.

In addition, several groups of current and former students filed separate law suits in the Seventh Judicial Circuit in and for St. Johns County, Florida against St. Augustine relating to matters arising before we acquired that institution in November 2013. The pending suits are Hemingway et al. v. University of St. Augustine for Health Sciences, Inc. filed on August 12, 2013; Johnson v. University of St. Augustine for Health Sciences, LLC filed on June 16, 2016 and Miller v. University of St. Augustine for the Health Sciences, LLC filed on February 12, 2018. The allegations in the cases relate to a program that was launched in May 2011 and, at the time, offered a ‘‘Master of Orthopaedic Physician’s Assistant Program’’ degree. The plaintiffs in these matters allege that the university misrepresented their ability to practice as licensed Physician Assistants with a heightened specialty in orthopaedics. The plaintiffs are seeking relief including refund of tuition paid to St. Augustine, as well as loan debt incurred by the plaintiffs while attending St. Augustine, loss of future earnings, litigation costs and punitive damages. The Hemingway matter is scheduled for trial in October 2018. The Johnson matter is at a preliminary stage of discovery. Motions to consolidate the Johnson and Miller cases into the Hemingway case were filed on February 12, 2018. We believe the claims in these cases are without merit and intend to defend vigorously against the allegations. With respect to the three pending St. Augustine cases, under the terms of the acquisition agreement for St. Augustine, we expect to be indemnified by the seller for substantially all of the liability with respect to any claims in these cases. We also have a right of set-off against the seller for such amounts.

As previously disclosed in the 2017 Form 10-K, Laureate has been notified by the Spain Tax Authorities (“STA”) that tax audits of its Spanish subsidiaries are being conducted for the years 2011 through 2013. In July of 2018, the STA issued a final assessment to our Spanish holding company for the 2011 through 2013 period of approximately $4.7 million.

Item 1A. Risk Factors

There have been no material changes in the Risk Factors included in Item 1A of our 2017 Form 10-K as updated in Part II, Item 1A of our Form 10-Q for the quarter ended March 31, 2018.

Item 6. Exhibits
(a) Exhibits filed with this report or, where indicated, previously filed and incorporated by reference:

Exhibit No.	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
2.1#	Amended and Restated Sale and Purchase Agreement, dated as of November 22, 2017 and amended and restated on January 11, 2018, by and among LEI European Investments B.V., Laureate International B.V. and Galileo Global Education Luxco S.À R.L.	10-K	001-38002	3.1	03/20/2018
2.2#	Sale and Purchase Agreement, dated April 12, 2018, among LEI European Investments B.V., Laureate International B.V. and Global University Systems Germany B.V.	8-K	001-38002	2.1	04/18/2018
2.3#	Asset Purchase Agreement, dated January 15, 2018, among Kendall College, LLC, The Dining Room at Kendall NFP, National Louis University and Laureate Education, Inc.	8-K	001-38002	2.1	08/07/2018
2.4*#
Membership Interest Purchase Agreement, dated April 24, 2018, by and among Laureate Education, Inc., Exeter Street Holdings, LLC, University of St. Augustine for Health Sciences, LLC and University of St. Augustine Acquisition Corp.

3.1	Amended and Restated Certificate of Incorporation	S‑1/A	333‑207243	3.1	01/31/2017
3.2	Amended and Restated Bylaws	S‑1/A	333‑207243	3.2	01/31/2017
3.3	Certificate of Retirement of Convertible Redeemable Preferred Stock, Series A	8-K	001-38002	3.1	07/20/2018
4.1	Indenture, dated as of April 21, 2017, between Laureate Education, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee, governing the 9.250% Replacement Senior Notes due 2019	8-K	001-38002	4.1	04/27/2017
4.2	Form of Global Note governing the 9.250% Replacement Senior Notes due 2019 (included as Exhibit A to Exhibit 4.1)	8-K	001-38002	4.1	04/27/2017
4.3	Indenture, dated as of April 26, 2017, by and among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the 8.250% Senior Notes due 2025	8-K	001-38002	4.3	04/27/2017
4.4	Form of 8.250% Senior Note due 2025 (included as Exhibit A to Exhibit 4.3)	8-K	001-38002	4.3	04/27/2017
10.1†	2007 Stock Incentive Plan for Key Employees of Laureate Education, Inc. and its Subsidiaries	S‑1/A	333‑207243	10.31	11/20/2015
10.2†	2007 Stock Incentive Plan Form of Stock Option Agreement, as amended on August 31, 2010	S‑1/A	333‑207243	10.32	11/20/2015
10.3†	2013 Long-Term Incentive Plan Form of Stock Option Agreement effective as of September 11, 2013	S‑1/A	333‑207243	10.34	11/20/2015
10.4†	Laureate Education, Inc. Deferred Compensation Plan, as amended and restated effective January 1, 2009	S‑1/A	333‑207243	10.35	11/20/2015
10.5†	Form of Management Stockholder’s Agreement for equityholders	S‑1/A	333‑207243	10.36	11/20/2015
10.6†	Deferred Compensation Letter Agreement, dated August 16, 2007, by and among L Curve Sub Inc., Laureate Education, Inc. and Douglas L. Becker	S‑1/A	333‑207243	10.38	12/23/2015
10.7†	Deferred Compensation Letter Agreement, dated December 24, 2015, between Laureate Education, Inc. and Douglas L. Becker	S‑4/A	333‑208758	10.37	01/20/2016
10.8†	2nd Amended and Restated Executive Interest Subscription Agreement, dated August 31, 2010, between Wengen Alberta, Limited Partnership and Douglas L. Becker	S‑1/A	333‑207243	10.39	11/20/2015
10.9†	Employment Offer Letter, dated July 21, 2008, between Laureate Education, Inc. and Eilif Serck‑Hanssen	S‑1/A	333‑207243	10.40	11/20/2015
10.10†	Amendment to Employment Offer Letter, dated December 9, 2010, between Laureate Education, Inc. and Eilif Serck‑Hanssen	S‑1/A	333‑207243	10.41	11/20/2015
10.11†	Time‑Based Restricted Stock Agreement, effective August 5, 2008, between Laureate Education, Inc. and Eilif Serck‑Hanssen	S‑1/A	333‑207243	10.42	11/20/2015
10.12†	Form of Time‑Based Restricted Stock Units Agreement, for grants from and after September 11, 2013	S‑1/A	333‑207243	10.43	11/20/2015

Exhibit No.	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.13	Support Services Agreement between Santa Fe University of Art and Design, LLC and Laureate Education, Inc. dated October 1, 2014	S‑1/A	333‑207243	10.44	11/20/2015
10.14	Master Service and Confidentiality Agreement, dated April 28, 2014, by and between Laureate Education, Inc. and Accenture LLP	S‑1/A	333‑207243	10.45	11/20/2015
10.15‡	System Wide Master Agreement, dated April 10, 2015, between Blackboard Inc. and Laureate Education, Inc.	S‑1/A	333‑207243	10.46	11/20/2015
10.16†	Form of Stockholders’ Agreement for Entity‑Appointed Directors	S‑1/A	333‑207243	10.47	11/20/2015
10.17†	Form of Stockholders’ Agreement for Individual Directors	S‑1/A	333‑207243	10.48	11/20/2015
10.18†	2013 Long-Term Incentive Plan Form of Restricted Stock Units Agreement	S‑1/A	333‑207243	10.49	11/20/2015
10.19†	2013 Long-Term Incentive Plan Form of Performance Share Units Agreement	S‑1/A	333‑207243	10.50	11/20/2015
10.20	Form of Laureate Education, Inc. Note Exchange Agreement dated as of April 15, 2016	S‑1/A	333‑207243	10.53	05/20/2016
10.21†	Executive Retention Agreement, dated February 25, 2016, by and between Ricardo Berckemeyer and Laureate Education, Inc., effective as of September 1, 2015	S‑1/A	333‑207243	10.54	05/20/2016
10.22†	2013 Long‑Term Incentive Plan Form of Performance Share Units Agreement for 2016 for Named Executive Officers	S‑1/A	333‑207243	10.55	05/20/2016
10.23†	2013 Long‑Term Incentive Plan Form of Performance Share Units Agreement for 2016	S‑1/A	333‑207243	10.56	05/20/2016
10.24†	2013 Long‑Term Incentive Plan Form of Stock Option Agreement for 2016 for Named Executive Officers	S‑1/A	333‑207243	10.57	05/20/2016
10.25†	2013 Long‑Term Incentive Plan Form of Stock Option Agreement for 2016	S‑1/A	333‑207243	10.58	05/20/2016
10.26†	2013 Long‑Term Incentive Plan Form of Restricted Stock Units Agreement for 2016 for Named Executive Officers	S‑1/A	333‑207243	10.59	05/20/2016
10.27†	2013 Long‑Term Incentive Plan Form of Restricted Stock Units Agreement for 2016	S‑1/A	333‑207243	10.60	05/20/2016
10.28	Subscription Agreement, dated as of December 4, 2016, by and among Laureate Education, Inc., Macquarie Sierra Investment Holdings Inc., and each of the other Persons listed on Schedule A and Schedule B thereto.	S‑1/A	333‑207243	10.63	12/15/2016
10.29	Registration Rights Agreement by and among Laureate Education, Inc., each of the Investors set forth on Schedule A thereto, Douglas L. Becker and Wengen Alberta, Limited Partnership	10-K	001-38002	10.29	03/20/2018
10.30	Investors’ Stockholders Agreement by and among Laureate Education, Inc., Wengen Alberta, Limited Partnership and the Investors set forth on Schedule A thereto	10-K	001-38002	10.30	03/20/2018
10.31†	Deferred Compensation Letter Agreement, dated December 30, 2016, between Laureate Education, Inc. and Douglas L. Becker	S‑1/A	333‑207243	10.68	01/10/2017
10.32	Exchange and Registration Rights Agreement, dated as of December 30, 2016, among Laureate Education, Inc., the guarantors listed on the signature pages thereto and the initial holders listed on the signature pages thereto	S‑1/A	333‑207243	10.69	01/10/2017
10.33†	2013 Long‑Term Incentive Plan Form of Restricted Stock Units Agreement for October 2016	S‑1/A	333‑207243	10.70	01/10/2017
10.34†	2013 Long‑Term Incentive Plan Form of Performance Share Units Agreement for Named Executive Officers for October 2016	S‑1/A	333‑207243	10.71	01/10/2017
10.35†	2013 Long‑Term Incentive Plan Form of Performance Share Units Agreement for October 2016	S‑1/A	333‑207243	10.72	01/10/2017
10.36†	Form of Cash Long‑Term Incentive Plan Agreement	S‑1/A	333‑207243	10.73	01/10/2017

Exhibit No.	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.37	Amended and Restated Securityholders Agreement by and among Wengen Alberta, Limited Partnership, Laureate Education, Inc. and the other parties thereto	8‑K	001‑38002	10.1	02/06/2017
10.38	Amended and Restated Registration Rights Agreement by and among Wengen Alberta, Limited Partnership, Wengen Investments Limited, Laureate Education, Inc. and the other parties thereto	8‑K	001‑38002	10.2	02/06/2017
10.39†	Amendment to the 2007 Stock Incentive Plan for Key Employees of Laureate Education, Inc. and its Subsidiaries	10-K	001-38002	10.76	03/29/2017
10.40†	CEO Option Award Agreement, $17.00 per share exercise price	8-K	001-38002	10.3	02/06/2017
10.41†	CEO Option Award Agreement, $21.32 per share exercise price	8-K	001-38002	10.4	02/06/2017
10.42	Form of Confirmation Letter, dated April 21, 2017, between Laureate Education, Inc. and the other party thereto	8-K	001-38002	10.1	04/27/2017
10.43†	Separation Agreement and General Release, dated March 28, 2017, between Enderson Guimarães and Laureate Education, Inc., effective as of March 23, 2017	10-Q	001-38002	10.80	05/11/2017
10.44	Seventh Amendment to Amended and Restated Credit Agreement, Amendment to Security Documents, and Release of Foreign Obligations and Certain Credit Parties, dated April 26, 2017, among Laureate Education, Inc., Iniciativas Culturales de España S.L., as the foreign subsidiary borrower, certain domestic subsidiaries of Laureate Education, Inc., Citibank, N.A., as administrative agent and collateral agent, certain financial institutions, and others party thereto	10-Q	001-38002	10.81	05/11/2017
10.45	Second Amended and Restated Credit Agreement, dated as of April 26, 2017, among Laureate Education, Inc., the lending institutions party thereto from time to time, and Citibank, N.A., as administrative agent and collateral agent	10-Q	001-38002	10.82	05/11/2017
10.46	Amended and Restated Guarantee, dated as of April 26, 2017, by Laureate Education, Inc. and certain domestic subsidiaries of Laureate Education, Inc. party thereto from time to time, as guarantors, in favor of Citibank, N.A., as collateral agent	10-Q	001-38002	10.83	05/11/2017
10.47	Amended and Restated Pledge Agreement, dated as of April 26, 2017, among Laureate Education, Inc. and certain domestic subsidiaries of Laureate Education, Inc. party thereto from time to time, as pledgors, and Citibank, N.A., as collateral agent	10-Q	001-38002	10.84	05/11/2017
10.48	Amended and Restated Security Agreement, dated as of April 26, 2017, among Laureate Education, Inc. and certain domestic subsidiaries of Laureate Education, Inc. party thereto from time to time, as grantors, and Citibank, N.A., as collateral agent	10-Q	001-38002	10.85	05/11/2017
10.49	Second Amended and Restated Collateral Agreement, dated as of April 26, 2017, between Walden University, LLC, certain other domestic subsidiaries of Laureate Education, Inc. from time to time, and Citibank, N.A., as collateral agent	10-Q	001-38002	10.86	05/11/2017
10.50†	Laureate Education, Inc. Amended and Restated 2013 Long-Term Incentive Plan	8-K	001-38002	10.1	06/20/2017
10.51†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Annual Performance Share Units Notice and Agreement for 2017	10-Q	001-38002	10.51	08/08/2017
10.52†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Performance-based Stock Option Agreement for 2017	10-Q	001-38002	10.52	08/08/2017
10.53†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Time-based Stock Option Agreement for 2017	10-Q	001-38002	10.53	08/08/2017
10.54†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Restricted Stock Units Notice and Agreement for 2017	10-Q	001-38002	10.54	08/08/2017
10.55†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Performance Share Units Notice and Agreement for 2017	10-Q	001-38002	10.55	08/08/2017

Exhibit No.	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.56†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Performance-based Stock Option Agreement for 2017 for Certain Executives	10-Q	001-38002	10.56	08/08/2017
10.57†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Time-based Stock Option Agreement for 2017 for Certain Executives	10-Q	001-38002	10.57	08/08/2017
10.58†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Restricted Stock Units Notice and Agreement for 2017 for Certain Executives	10-Q	001-38002	10.58	08/08/2017
10.59†	Form of 2017-2018 Laureate Executive Cash Long-Term Bonus Plan for Certain Executives	10-Q	001-38002	10.59	08/08/2017
10.61†	Employment Offer Letter, dated August 15, 2017, between Laureate Education, Inc. and Victoria Silbey	10-Q	001-38002	10.61	11/08/2017
10.62†	Separation Agreement and General Release, dated July 11, 2017, between Timothy F. Daniels and Laureate Education, Inc., effective December 31, 2017	10-Q	001-38002	10.62	11/08/2017
10.63†	Separation Agreement and General Release, dated August 28, 2017, between Robert W. Zentz and Laureate Education, Inc., effective December 31, 2017	10-Q	001-38002	10.63	11/08/2017
10.64†	Form of Stock Option Agreement with exercise price of $18.36 for certain executives	10-Q	001-38002	10.64	11/08/2017
10.65†	Form of Stock Option Agreement with exercise price of $21.00 for certain executives	10-Q	001-38002	10.65	11/08/2017
10.66	First Amendment to Second Amended and Restated Credit Agreement, dated as of February 1, 2018 among Laureate Education, Inc., Citibank, N.A., as administrative agent and collateral agent, the other parties and financial institutions party thereto	8-K	001-38002	10.1	02/01/2018
10.67†	Employment Offer Letter, dated November 6, 2017, between Laureate Education, Inc. and Jean-Jacques Charhon	10-K	001-38002	10.67	03/20/2018
10.68†	Transitional Employment Agreement, effective as of November 9, 2017, between Paula Singer and Laureate Education, Inc.	10-K	001-38002	10.68	03/20/2018
10.69†	Release Agreement, dated November 9, 2017, between Enderson Guimarães and Laureate Education, Inc.	10-K	001-38002	10.69	03/20/2018
10.70†	Chairman Compensation Agreement, dated December 29, 2017, between Douglas Becker and Laureate Education, Inc.	10-K	001-38002	10.70	03/20/2018
10.71	Stock Option Agreement, dated as of January 2, 2018, between Jean-Jacques Charhon and Laureate Education, Inc.	10-Q	001-38002	10.71	05/09/18
10.72*†	Employment Offer Letter, dated May 3, 2018, between Timothy Grace and Laureate Education, Inc.
21.1*	List of Subsidiaries of the Registrant
31.1*	Certification pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2*	Certification pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32*	Certifications pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
Ex. 101.INS*	XBRL Instance Document
Ex. 101.SCH*	XBRL Taxonomy Extension Schema Document
Ex. 101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
Ex. 101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

Exhibit No.	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
Ex. 101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
Ex. 101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
#	Laureate Education, Inc. hereby undertakes to furnish supplementally a copy of any omitted schedule or exhibit to such agreement to the U.S. Securities and Exchange Commission upon request.
†	Indicates a management contract or compensatory plan or arrangement.
‡	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the U.S. Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 9, 2018.

/s/ JEAN-JACQUES CHARHON
Jean-Jacques Charhon
Executive Vice President and Chief Financial Officer

/s/ TAL DARMON
Tal Darmon
Senior Vice President, Chief Accounting Officer
and Global Controller