Form 10-K
period 2018-12-31
LAUREATE EDUCATION, INC.
filed 2019-02-28
CIK 912766

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐ Emerging growth company ☐

          If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          As of June 29, 2018 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the Class A common stock held by non-affiliates of the registrant was $1.163 billion (based on the closing price of the registrant's Class A common stock on that date as reported on the Nasdaq Global Select Market).

          Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 15, 2019
Class A common stock, par value $0.004 per share	107,453,249 shares
Class B common stock, par value $0.004 per share	116,862,358 shares

          DOCUMENTS INCORPORATED BY REFERENCE

          The registrant incorporates by reference its definitive proxy statement with respect to its 2019 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into Part III of this Annual Report on Form 10-K.

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

Forward-Looking Statements

        This Form 10-K contains "forward-looking statements" within the meaning of the federal securities laws, which involve risks and uncertainties. You can identify forward-looking statements because they contain words such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates" or "anticipates" or similar expressions that concern our strategy, plans or intentions. All statements we make relating to estimated and projected earnings, costs, expenditures, cash flows, growth rates and financial results, and all statements we make relating to our planned divestitures, the expected proceeds generated therefrom and the expected reduction in revenue resulting therefrom, are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. All of these forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those we expected. We derive most of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, including, without limitation, in conjunction with the forward-looking statements included in this Form 10-K, are disclosed under various sections throughout this Form 10-K, including, but not limited to, Item 1—Business, Item 1A—Risk Factors, and Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the factors discussed in this Form 10-K. Some of the factors that we believe could affect our results include:

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

  •
  our ability to maintain proper and effective internal controls necessary to produce accurate financial statements on a timely basis;

  •
  our focus on a specific public benefit purpose and producing a positive effect for society may negatively influence our financial performance;

  •
  the future trading prices of our Class A common stock and the impact of any securities analysts' reports on these prices; and

  •
  our ability to maintain and, subsequently, increase tuition rates and student enrollments in our institutions.

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

PART I

ITEM 1.    BUSINESS

Basis of Presentation

        As previously reported in our filings with the SEC, we have undertaken strategic reviews of our global portfolio and have announced plans to divest certain of our subsidiaries as part of a strategic shift. This strategic shift will have a significant effect on our operations and financial results. Accordingly, as a result of the strategic shift announced in August 2018, we account for all of the divestitures that are currently part of this strategic shift as discontinued operations for all periods presented. Unless otherwise indicated, the information in or incorporated by reference into this Form 10-K, including our segment information, relates only to our continuing operations.

Strategic Developments

        As announced previously, we have reviewed our global portfolio of institutions with the goals of simplifying and focusing our operations, reducing complexity, mitigating risks (such as political, regulatory, economic and currency), exiting smaller markets where our operations have less scale and maximizing our exposure to what we believe are the most attractive and scalable markets for our network. We have undertaken a series of divestitures calculated to simplify and streamline our business. In 2017, we announced the divestiture of certain subsidiaries in our then-existing Europe, Middle East, Africa and Asia Pacific ("EMEAA") and Central America & U.S. Campuses segments. On August 9, 2018, we announced that we plan to divest additional subsidiaries located in Europe, Asia and Central America, which were included in the then-existing EMEAA, Andean & Iberian, and Central America & U.S. Campuses segments. As of September 30, 2018, we refer to the EMEAA segment as our "Rest of World" segment and to the Andean & Iberian segment as our "Andean" segment. We have decided to focus principally on the Latin American markets where we operate large-scale platforms, as well as on the online market in the United States.

General

        We are the largest international network of degree-granting higher education institutions, primarily focused in Latin America, with approximately 875,000 students enrolled at over 25 institutions with more than 150 campuses, which we collectively refer to as the Laureate International Universities network. The institutions in the Laureate International Universities network are leading brands in their respective markets and offer a broad range of undergraduate and graduate degrees through campus-based, online and hybrid programs. As of December 31, 2018, approximately 93% of our students attend traditional, campus-based institutions offering multi-year degrees, similar to leading private and public higher education institutions in developed markets such as the United States and Europe. Nearly two thirds of our students are enrolled in programs of four or more years in duration.

        Our programs are designed with a distinct emphasis on applied, professional-oriented content for growing career fields and are focused on academic disciplines that we believe offer strong employment opportunities and high earnings potential for our students. We continually and proactively adapt our curriculum to the needs of the market. In particular, we emphasize science, technology, engineering and math (STEM) and business disciplines, areas in which we believe that there is large and growing demand, especially in developing countries. Since 2009, we have more than doubled our enrollment of students pursuing degrees in Medicine & Health Sciences, Engineering & Information Technology and Business & Management, our three largest disciplines. We believe the work of our graduates in these disciplines creates a positive impact on the communities we serve and strengthens our institutions' reputations within their respective markets. Our focus on private-pay and our track record for delivering high-quality outcomes to our students, while stressing affordability and accessibility, has been a key reason for our long record of success.

        We believe the global higher education market presents an attractive long-term opportunity, primarily because of the large and growing imbalance between the supply and demand for affordable, quality higher education in many parts of the world. We believe the combination of the projected growth in the middle class, limited government resources dedicated to higher education, and a clear value proposition demonstrated by the higher earnings potential afforded by higher education, creates substantial opportunities for high-quality private institutions to meet this growing and unmet demand. By offering high-quality, outcome-focused education, we believe that we enable students to prosper and thrive in the dynamic and evolving knowledge economy.

        We operate institutions that address regional, national and local supply and demand imbalances in higher education. As the international leader in higher education, we believe we are uniquely positioned to deliver high-quality education across different brands and tuition levels in the markets in which we operate. In many developing markets, traditional higher education students (defined as 18-24 year olds) have historically been served by public universities, which have limited capacity and are often underfunded, resulting in an inability to meet growing student demands and employer requirements. Our institutions in these markets offer traditional higher education students a private education alternative, often with multiple brands and price points in each market, with innovative programs and strong career-driven outcomes. In many of these same markets, non-traditional students such as working adults and distance learners have limited options for pursuing higher education. Through targeted programs and multiple teaching modalities, we are able to serve the differentiated needs of this unique demographic.

        Our program and level of study mix for 2018 was as follows:

Program Mix	Level of Study Mix

Based on 12/31/2018 total enrollments	Based on 12/31/2018 total enrollments High school students are primarily in Mexico

        The Laureate International Universities network enables us to educate our students locally while connecting them to an international community and offering them the advantages of our shared infrastructure, technology, curricula and operational best practices. For example, our students can take advantage of shared curricula, optional international programs and services, including English language instruction, dual-degree programs and other benefits offered by other institutions in our network. We believe that the benefits of the network translate into better career opportunities and higher earnings potential for our graduates.

Our Segments

        We have five reportable segments, which are summarized in the charts below. We group our institutions by geography in Brazil, Mexico, Andean and Rest of World for reporting purposes. Our

Online & Partnerships segment principally consists of Walden University. The following information for our segments is presented as of December 31, 2018.

Our Industry

        We operate in the international market for higher education, which is characterized by a significant imbalance between supply and demand, especially in developing economies. In many countries, demand for higher education is large and growing. GSV Advisors ("GSV") estimates that higher education institutions accounted for total revenues of approximately $1.5 trillion globally in 2015, with the higher education market expected to grow by approximately 5% per annum through 2020. Global growth in higher education is being fueled by several demographic and economic factors, including a growing middle class, global growth in services and technology-related industries and recognition of the significant personal and economic benefits gained by graduates of higher education institutions. At the same time, many governments have limited resources to devote to higher education, resulting in a diminished ability by the public sector to meet growing demand, and creating opportunities for private education providers to enter these markets and deliver high-quality education. As a result, the private sector plays a large and growing role in higher education globally. While the Laureate International Universities network is the largest international network of degree-granting higher education institutions in the world, our total enrollment at December 31, 2018 of approximately 875,000 students represents only 0.4% of worldwide higher education students.

        Large, Growing and Underpenetrated Population of Qualified Higher Education Students.    According to United Nations Educational, Scientific and Cultural Organization ("UNESCO"), 220 million students worldwide were enrolled in higher education institutions in 2016, more than double the 100.2 million students enrolled in 2000, and approximately 90% of those students were enrolled at institutions outside of the United States. In many countries, including throughout Latin America and other developing regions, there is growing demand for higher education based on favorable demographics, increasing secondary completion rates and increasing higher education participation rates, resulting in continued growth in higher education enrollments. While global participation rates have increased for traditional higher education students (defined as 18-24 year olds), the market for higher education is still significantly underpenetrated, particularly in developing countries. For example, participation rates in Brazil and Mexico in 2016 were approximately 36% and approximately 28%, respectively, as compared to approximately 63% in the United States for the same period.

        Strong Economic Incentives for Higher Education.    According to the Brookings Institution, approximately 3.2 billion people in the world composed the middle class in 2016, a number that is expected to be over five billion people by 2028. We believe that members of this large and growing group seek advanced education opportunities for themselves and their children in recognition of the vast differential in earnings potential with and without higher education. According to 2015 data from the Organization for Economic Co-operation and Development ("OECD"), in the United States and European Union countries that are members of the OECD, the earnings from employment for an adult completing higher education were approximately 74% and approximately 53% higher, respectively, than those of an adult with only an upper secondary education. This income gap is even more pronounced in many developing countries around the world, including a differential of approximately 149% in Brazil, and approximately 102% in Mexico. We believe the cumulative impact of favorable demographic and socio-economic trends, coupled with the superior earnings potential of higher education graduates, will continue to expand the market for private higher education.

        Increasing Role of the Private Sector in Higher Education.    In many of our markets, the private sector plays a meaningful role in higher education, bridging supply and demand imbalances created by a lack of capacity at public universities. In addition to capacity limitations, we believe that limited public resources, and the corresponding policy reforms to make higher education systems less dependent on the financial and operational support of local governments, have resulted in increased enrollments in private institutions relative to public institutions. For example, Brazil relies heavily upon private institutions to deliver quality higher education to students, with approximately 74% (in 2015) of higher education students in Brazil enrolled in private institutions.

        Favorable Industry Dynamics in Key Latin American Markets.    In the large Latin American markets in which we operate, many of the industry trends described above are even more prevalent, with strong growth in higher education over the past 15 years.

		No. of Students ('000)‡		Participation Rate*
	% Private Sector#					Wage Premium#
		2000	2016	2000	2016
Brazil	74%	2,781	8,319	12%	36%	149%
Mexico	30%	1,963	4,244	15%	28%	102%
Peru	N/A	900	1,930	26%	47%	N/A
Chile	73%	452	1,237	27%	63%	137%

#
Based on 2015 OECD data.

‡
Based on 2016 UNESCO data.

*
Based on 2016 UNESCO data; defined as 18-24 year olds.

        Increasing Demand for Online Offerings.    The acceptance of online learning in higher education is well-established, as evidenced by a survey conducted by the Babson Survey Research Group that reported that approximately 71% of academic leaders rated online learning outcomes as the same or superior to classroom learning in 2014. We believe that increasing student demand (for example, students taking at least one distance education course made up approximately 30% of all higher education enrollments in the United States as of the second half of 2015 according to the Distance Education Enrollment Report 2017), new instruction methodologies designed for the online medium, and growing employer and regulatory acceptance of degrees obtained through online and hybrid modalities will continue to drive online learning growth globally. Moreover, increasing the percentage of courses taught online in a hybrid educational model has significant cost and capital efficiency benefits as a greater number of students can be accommodated in existing physical campus space.

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

Our Strengths and Competitive Advantages

        We believe our key competitive strengths that will enable us to execute our strategy include the following:

        Scaled Platform Institutions Across Our Network.    Our scale facilitates distinct advantages for our students and allows us to leverage our operating model across our network more efficiently. It would take a competitor considerable time and expense to establish a network of international universities of similar scale with the high-quality brands, intellectual property and accreditations that we possess.

        Our network facilitates competitive advantages related to:

  •
  Curricula and Programs.  We are able to leverage our curricula and resources across our international network, allowing for the rapid deployment of new programs in our markets. Increasing amounts of our curricula are being standardized across our network, allowing us to lower the cost of program development by reusing and sharing content, while improving the quality of our programs. For example, the resources and support of our international network enabled the rapid expansion of our medicine and health sciences offerings, contributing to the opening of eight new medical schools since 2010 and increasing enrollment in the number of students pursuing degrees in the fields of medicine and health sciences from approximately 50,000 students in 2009 to more than 225,000 students as of December 31, 2018. We are also able to utilize our network to provide innovative offerings to our students, such as international joint and dual degree programs.

  •
  Best Practices.  Through collaboration across our network, best practices for key operational processes, such as campus design, faculty training, student services and recruitment are identified and then rolled out to the institutions in our network.

  •
  Unified Systems.  Our scale also permits increased investment in unified technology systems and an opportunity to leverage standardization of processes, centralization of common services (such as information technology, finance and procurement) and intellectual property, and implementing a common operating model and platform for content development, digital campus experiences, student services, recruitment and administrative services across our network. We believe this operating leverage positions us well for enhanced growth in profitability and cash flow relative to our enrollments and revenue.

        In particular, the scale of our business in the markets in Latin America in which we operate confers a competitive advantage, in that we are well-positioned to leverage our scale across these large markets that are relatively homogeneous in many ways (e.g., language, geography and regulatory environments). We are creating a common operating model for our network institutions that integrates multiple software components, including SaaS-based information technology capabilities, student information system ("SIS"), enterprise resource planning ("ERP"), learning management system ("LMS"), and customer relationship management ("CRM"), into a single unified platform. We anticipate that implementation of the common operating model in these markets will create additional operational leverage that can be deployed not just at a brand or institution level, but more broadly across Brazil, Chile, Peru and Mexico.

        Leading Intellectual Property and Technology.    We have developed an extensive collection of intellectual property that has in part been enabled by investments in unified technology systems. We believe this collection of intellectual property, including online capabilities, campus management, faculty training, curriculum design and quality assurance, among other proprietary solutions, provides our students a truly differentiated learning experience and creates a significant competitive advantage for our institutions over competitors. We have made significant investments to create unified technology systems across our network. These systems will provide data and insights on a scale that we believe will allow us to improve student experience, retention rates and outcomes, while also enabling a more efficient and lower cost educational delivery model.

        Long-Standing and Respected University Brands.    We believe we have established a reputation for providing high-quality higher education in the countries in which we operate, and many of our institutions are among the most respected higher education brands in their local markets. Many of our institutions have over 50-year histories and are ranked among the best in their respective countries. For example, Universidade Anhembi Morumbi in Brazil is ranked by Guia do Estudante as one of São Paulo's top universities, UVM Mexico, the largest private university in Mexico, was ranked seventh among all public and private higher education institutions in that country by Guía Universitaria, an annual publication of Reader's Digest, Universidad Peruana de Ciencias Aplicadas ("UPC") recently attained a 4-Star Rating from QS Stars™, making it the only 4-Star Rated university in that country, and Universidad Andrés Bello in Chile is ranked by SCImago among the five best universities in the country.

        Many of our institutions and programs have earned the highest accreditation available, which provides us with a strong competitive advantage in local markets. For example, medical school licenses are often the most difficult to obtain and are only granted to institutions that meet rigorous standards. We serve more than 225,000 students in the fields of medicine and health sciences across more than 100 campuses throughout the Laureate International Universities network, including 20 medical schools and 15 dental schools. We believe the existence of medical schools at many of our institutions further validates the quality of our institutions and programs and increases brand awareness.

        Commitment to Academic Quality.    We offer high-quality undergraduate, graduate and specialized programs in a wide range of disciplines that generate strong interest from students and provide attractive employment prospects. Our commitment to quality is demonstrated by, for example, the fact that our Brazilian institutions' IGC scores (an indicator used by the Brazilian Ministry of Education ("MEC") to evaluate the quality of higher education institutions) have increased by more than 30% on average from 2010 to 2017, placing four of our institutions in the top quarter, and all of our students in Brazil enrolled in institutions ranked in the top third, of all private higher education institutions in the country. We focus on programs that prepare our students to become employed in high demand professions. Our curriculum development process includes employer surveys and ongoing research into business trends to determine the skills and knowledge base that will be required by those employers in the future. This information results in timely curriculum upgrades, which helps ensure that our graduates acquire the skills that will make them marketable to employers. We are also committed to continually evaluating our institutions to ensure we are providing the highest quality education to our students. Our proprietary management tool, the Laureate Education Assessment Framework ("LEAF"), is used to evaluate institutional performance based on 44 unique criteria across five different categories: Employability, Learning Experience, Personal Experience, Access & Outreach and Academic Excellence. LEAF, in conjunction with additional external assessment methodologies, such as

QS Stars™, allows us to identify key areas for improvement in order to drive a culture of quality and continual innovation at our institutions.

        Strong Student Outcomes.    We track and measure our student outcomes to ensure we are delivering on our commitments to students and their families. In 2017, we commissioned a study by Kantar Vermeer, a leading third-party market research organization, of graduates at Laureate institutions representing over 65% of total Laureate enrollments. Graduates at 10 of our 12 surveyed international institutions achieved, on average, equal or higher employment rates within 12 months of graduation as compared to graduates of other institutions in the same markets. In addition, in 10 of the 12 institutions surveyed, graduates achieved equal or higher starting salaries as compared to graduates of other institutions in those same markets (salary premium to market benchmarks ranged from approximately 15% to approximately 47%). Furthermore, a joint study by Laureate and the IFC/World Bank Group in 2014 showed that graduates of Laureate institutions in Mexico experienced higher rates of social mobility, finding jobs, and moving up in socioeconomic status than their peers in non-Laureate institutions. In 2016, we conducted a similar study with the IFC in Peru for two of our network institutions, UPC and Cibertec, which showed that graduates from the larger programs of both institutions had higher salaries than their control group counterparts. Additionally, graduates from UPC were found to experience a larger positive change in their socioeconomic status than their peers who completed studies at non-Laureate institutions.

  Attractive Financial Model.

  •
  Private Pay Model.  Approximately 71% of our total revenues for the year ended December 31, 2018 were generated from private pay sources. We believe students' and families' willingness to allocate personal resources to fund higher education at our institutions validates our strong value proposition.

  •
  Revenue Visibility Enhanced by Program Length and Strong Retention.  The length of our programs provides us with a high degree of revenue visibility. The majority of the academic programs offered by our institutions last between three and five years, and nearly two thirds of our students were enrolled in programs of at least four years or more in duration as of December 31, 2018. Additionally, we actively monitor and manage student retention because of the impact it has on student outcomes and our financial results. The historical annual student retention rate, which we define as the proportion of prior year students returning in the current year (excluding graduating students), of over 80% has not varied by more than three percentage points in any one year over the last five years. Given our high degree of revenue visibility, we are able to make attractive capital investments and execute other strategic initiatives to help drive sustainable growth in our business.

  •
  Attractive Margin Profile with Significant Operating Leverage.  Our international network of universities provides significant advantages of scale, enabling us to operate efficiently with attractive margin levels by leveraging the scale of our network. In 2014, we launched our first Excellence in Process ("EiP") enterprise-wide initiative to optimize and standardize our processes to enable sustained growth and margin expansion. Given the success of the first wave of EiP, we have expanded the initiative into other back- and mid-office areas, as well as certain student-facing activities, in order to generate additional efficiencies and create a more efficient organizational structure. Our EiP programs have implemented vertical integration of procurement, information technology, finance, accounting, and human resources, enabling us to fully leverage the growing size and scope of our local operations while also enhancing our internal controls and have expanded to leveraging additional opportunities for efficiencies and savings related to the mid-office functions (including, for example, student information systems and the enrollment-to-graduation cycle) as well as general and administrative structure and certain student-facing activities.

Our Strategy

        The execution of our strategy will be enabled by the following initiatives:

        Integration of Latin American Campus-Based Operations Through Common Operating Model.    We anticipate that our focus on our core, scaled markets will allow us to integrate our campus-based operations in those markets. Our institutions in Latin America serve approximately 800,000 students in a relatively homogenous operating environment, creating a unique opportunity to harvest the benefits of scale. We believe that by implementing and optimizing our common operating model, we will be able to transition our institutions from operating as decentralized, stand-alone units to operating as an integrated and scaled network.

        Tighter integration of our Latin American campus-based operations will also enable us to significantly reduce our cost structure and allow us to leverage the benefits of our scale across our more than 20 brands in these markets. By continuing to build on our success with the implementation of EiP, we believe that we can increase consistency and achieve scale with respect to back and mid-office functions, as well as certain front-office functions which impact the student from enrollment through graduation.

        We anticipate that the common operating model will enable closer collaboration across our network and will facilitate network-wide innovation and improved student experiences, such as joint program development initiatives, global classrooms, increased sharing of best practices and additional coordinated investments in unified technology systems and new capabilities such as artificial intelligence ("AI") and enhanced data analytics. We believe that this unification will enable us to be more nimble in our day-to-day operations and will allow us to extract valuable insights from more data across our network. We believe this will enable further innovation and efficiency in our academic model and operations. Further, we believe that this common operating system will enable us to lower the cost of delivery of education, which we believe should lead to improved margins and expanded market share. We plan to continue to centralize the development of certain curriculum, allowing us to build common teaching modules and courses at a lower cost and at higher quality, as compared to building modules and courses in each local market, as we can dedicate more resources to each course or module.

        Leverage and Expand Existing Portfolio.    We will continue to focus on opportunities to expand our programs and the type of students that we serve, as well as our capacity in our markets to meet local demand, leveraging our existing platform to execute on attractive organic growth opportunities. In particular, we intend to add new programs and course offerings, expand target student demographics and, where appropriate, increase capacity at existing campuses, open new campuses and enter new cities in existing markets. We believe these initiatives will drive growth and provide an attractive return on capital.

  •
  Add New Programs and Course Offerings.  We will continue to develop new programs and course offerings to address the changing needs in the markets. New programs and course offerings enable us to provide a high-quality education that we believe is desired by students and prospective employers.

  •
  Expand Target Student Demographics.  We use sophisticated analytical techniques to identify opportunities to provide quality education to new or underserved student populations where market demand is not being met, such as non-traditional students (e.g., working adults) who may value flexible scheduling options, as well as traditional students. Our ability to provide quality education to these underserved markets has provided additional growth opportunities to our network and we intend to leverage our management capabilities and local knowledge to further capitalize on these opportunities in new and existing markets.

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

        Expand Online and Hybrid Education Programs.    We intend to increase the number of our students that receive their education through fully online or hybrid programs to meet the growing demands of students. Our online initiative is designed to not only provide students with access to innovative programs and modern digital experiences, but also to diversify our offerings, increase our enrollments and expand our digital solutions in a capital efficient manner, leveraging current infrastructure and improving classroom utilization.

        For 2018, the percentage of student credit hours taken online in our campus-based institutions was approximately 24%, an increase from approximately 11% in 2015. With a common LMS implemented throughout our network covering approximately 98% of our students as of December 31, 2018, scaling up to 100% during the first half of 2019, we believe we have the scale to execute on this market opportunity, allowing us to differentiate ourselves further from our competitors.

        We continue to accelerate the advancement of online education programs and technology-enabled solutions that deliver high-quality differentiated student experiences for our institutions at scale, including leveraging our network-wide launch of OneCampus® by Laureate, our global online campus. OneCampus® brings global connections, opportunities, courses, and workplace experiences to our students, who become "members" in the broader Laureate network of institutions and gain access to unique global opportunities online. Furthermore, it creates a channel for Laureate to manage online initiatives across the network and continually expand our portfolio of online offerings—reaching students, faculty, and alumni in the Laureate network and offering them a distinct market advantage.

        Our strategy for the online opportunity includes the following components:

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

  •
  Distance Learning in Brazil.  The Brazil market offers a unique opportunity to provide a quality and at-scale distance learning offering. The distance learning format reduces the need for on-site support, providing students with flexibility to plan their studies. With an established presence of over 400 active learning centers and nearly 1,000 polo licenses as of December 31, 2018, we have continued to leverage our local brands in Brazil to capitalize on our investment in distance learning centers to support demand.

Our Segments and Institutions

        Effective August 9, 2018 (giving effect to discontinued operations and the renaming of our segments), Laureate offers its educational services through five reportable segments:

  •
  Brazil;

  •
  Mexico;

  •
  Andean;

  •
  Rest of World; and

  •
  Online & Partnerships.

        We determine our segments based on information utilized by our chief operating decision maker to allocate resources and assess performance. See Note 8, Business and Geographic Segment Information, in our consolidated financial statements for financial information regarding our operating segments and financial information about geographic areas; see also "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Segment Results and—Overview—Factors Affecting Comparability—Seasonality" in this Form 10-K.

        The following table presents information about the institutions as of December 31, 2018, and excludes institutions that are part of discontinued operations as of that date.

Operating Segment (Enrollment)	Country	Higher Education Institution	Year Joined Laureate Network	Year Founded
Brazil (280,000)	Brazil	Universidade Anhembi Morumbi (UAM Brazil)	2005	1970
		Universidade Potiguar (UnP)	2007	1981
		Centro Universitário dos Guararapes (CUG)	2007	2002
		Faculdade Internacional da Paraíba (FPB)	2007	2005
		Business School São Paulo (BSP)	2008	1994
		Centro Universitário do Norte (UniNorte)	2008	1994
		FADERGS Centro Universitário (FADERGS)	2008	2004
		Instituton Brasileiro de Medicina de Reabilitação (Uni IBMR)	2009	1974
		Universidade Salvador (UNIFACS)	2010	1972
		Centro Universitário Ritter dos Reis (UniRitter)	2010	1971
		Faculdade dos Guararapes de Recife (FGR)	2012	1990
		FMU Education Group (FMU)	2014	1968
		Faculdade Porto-Alegrense (FAPA)	2014	2008
Mexico (206,300)	Mexico	Universidad del Valle de México (UVM Mexico)	2000	1960
		Universidad Tecnológica de México (UNITEC Mexico)	2008	1966
Andean (309,200)	Chile	Universidad de Las Américas (UDLA Chile)	*2000	1988
		Instituto Profesional AIEP (AIEP)	2003	1960
		Universidad Andrés Bello (UNAB)	*2003	1989

Operating Segment (Enrollment)	Country	Higher Education Institution	Year Joined Laureate Network	Year Founded
		Instituto Profesional Escuela Moderna de Música (EMM)	2008	1940
		Universidad Viña del Mar (UVM Chile)	*2009	1988
	Peru	Universidad Peruana de Ciencias Aplicadas (UPC)	2004	1994
		CIBERTEC	2004	1983
		Universidad Privada del Norte (UPN)	2007	1994
Rest of World (18,700)	Australia	THINK Education Group (THINK)	2013	2006
		Torrens University Australia (TUA)	2014	2014
	China	Blue Mountains International Hotel Management School—Suzhou (Blue Mountains Suzhou)	‡2008	2004
	New Zealand	Media Design School (MDS)	2011	1998
	Saudi Arabia	International Tourism and Hospitality College at Riyadh (ITHCR)	#2013	2013
		International Technical College at Jeddah (ITCJ)	#2013	2013
		International Technical Female College at Makkah (ITCM)	#2013	2013
		International Technical Female College at Al-Kharj (ITCAK)	#2013	2013
		International Tourism and Hospitality College at Al-Madinah (ITHCAM)	#2014	2014
		International Technical Female College at Al-Nammas (ITCAN)	#2015	2015
		International Technical Female College at Buraydah (ITCB)	#2015	2015
		International Technical Female College at Wadi Al-Dawaser (ITCWAD)	#2014	2014
Online & Partnerships (60,600)	United Kingdom	Laureate Online Education B.V. (University of Liverpool)	†2004	1881
		Laureate Online Education B.V. (University of Roehampton)	†2012	2004
	United States	Walden University	2001	1970

*
Not-for-profit institution consolidated by Laureate as a variable interest entity.

‡
Managed by Laureate as part of a joint venture arrangement.

#
Managed by Laureate under a contract with the Kingdom of Saudi Arabia that expires in 2019.

†
In December 2017, we stopped accepting new enrollments at the University of Roehampton. In 2018, we stopped accepting new enrollments at the University of Liverpool.

Competition

        We face competition in each of our operating segments. We believe competition focuses on price, educational quality, reputation, location and facilities.

Brazil, Mexico, Andean and Rest of World

        The market for higher education outside the United States is highly fragmented and marked by large numbers of local competitors. The target demographics are primarily 18- to 24-year-olds in the individual countries in which we compete. We generally compete with both public and private higher education institutions on the basis of price, educational quality, reputation and location. Public institutions tend to be less expensive, if not free, but more selective and less focused on practical programs aligned around career opportunities. We believe we compare favorably with competitors because of our focus on quality, professional-oriented curriculum and the competitive advantages provided by our network. At present, we believe no other company has a similar network of international institutions. There are a number of other private and public institutions in each of the countries in which we operate. Because the concept of private higher education institutions is fairly new in many countries, it is difficult to predict how the markets will evolve and how many competitors there will be in the future. We expect competition to increase as the markets mature.

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

  •
  the time necessary to earn a degree.

Online & Partnerships

        The market for fully online higher education is highly fragmented and competitive, with no single institution having any significant market share. The target demographic for Walden University is adult working professionals who are over 25 years old. Walden University competes with traditional public and private nonprofit institutions and for-profit schools. In recent years, the competition for online enrollments has increased as more traditional campus-based institutions are becoming online-enabled. Typically, public institutions charge lower tuitions than Walden University because they receive state subsidies, government and foundation grants, and tax-deductible contributions and have access to other financial sources not available to Walden University. However, tuition at private nonprofit institutions is typically higher than the average tuition rates charged by Walden University. Walden University competes with other educational institutions principally based upon price, educational quality, reputation, location, educational programs and student services.

        See "Item 1A—Risk Factors—Risks Relating to Our Business—The higher education market is very competitive, and we may not be able to compete effectively."

Recent Developments

Sale of Spanish and Portuguese Institutions

        On December 12, 2018, Iniciativas Culturales de España S.L., a Spanish private limited liability company ("ICE"), and Laureate I B.V., a Netherlands private limited liability company ("Laureate I"), both of which are indirect wholly owned subsidiaries of the Company, entered into a Sale and Purchase Agreement (the "Agreement") with Samarinda Investments, S.L., a Spanish limited liability company (the "Purchaser"). Pursuant to the Agreement, the Purchaser will purchase from ICE all of the issued and outstanding shares in the capital of each of Universidad Europea de Madrid, S.L.U., Iniciativas Educativas de Mallorca, S.L.U., Iniciativa Educativa UEA, S.L.U., Universidad Europea de Canarias, S.L.U., and Universidad Europea de Valencia, S.L.U. (together, the "Spain Companies"), and the Purchaser will purchase from Laureate I all of the issued and outstanding shares in the capital of Ensilis—Educação e Formação, Unipessoal, Lda. (the "Portugal Company"). Three of the Spain Companies are the entities that operate Universidad Europea de Madrid, Universidad Europea de Canarias, and Universidad Europea de Valencia. The Portugal Company is the entity that operates Universidade Europeia, a comprehensive university in Portugal, and Instituto Português de Administração de Marketing (IPAM Lisbon and IPAM Porto), post-secondary schools of marketing in Portugal.

        The transaction value under the Agreement is €770 million (or approximately $878 million at the December 31, 2018 rate of exchange), subject to customary closing adjustments, and the parties expect that the transaction will close within the first half of 2019, subject to customary closing conditions, including approvals by applicable competition and education regulatory authorities. For the 12-month period ended September 30, 2018, the Spain Companies and the Portugal Company, both of which are accounted for by the Company as discontinued operations, collectively had approximately $251.5 million in revenue, $46.2 million in operating income and $12.0 million in depreciation and amortization and, as of September 30, 2018, collectively had approximately 23,000 students.

Closing of Sale of University of St. Augustine for Health Sciences

        As previously reported, on April 24, 2018, the Company, and Exeter Street Holdings, LLC (the "Seller") and University of St. Augustine for Health Sciences, LLC ("USAHS"), both of which are wholly owned subsidiaries of the Company, entered into a Membership Interest Purchase Agreement (the "Agreement") with University of St. Augustine Acquisition Corp. (the "Purchaser"), an affiliate of Altas Partners LP, to purchase from the Seller all of the issued and outstanding membership interests of USAHS. On February 1, 2019, the transaction contemplated by the Agreement was completed following the required regulatory approvals. Upon completion of the sale, the Seller received net proceeds of $346.4 million, which includes $11.7 million of closing adjustments, net of $58.1 million debt assumed by the Purchaser and fees of $7.2 million. The Company used $340 million of the net proceeds to repay a portion of its U.S. term loan, with the remaining $6.4 million in proceeds utilized to repay borrowings outstanding under its revolving line of credit.

Amendment of Agreement to Sell Institution in Malaysia

        As previously reported, on December 11, 2017, Exeter Street Holdings Sdn. Bhd., a Malaysia corporation (the "Seller"), and Laureate Education Asia Limited, a Hong Kong corporation (the "Guarantor"), both of which are indirect wholly owned subsidiaries of the Company, entered into a Share Sale & Purchase Agreement (the "Agreement") with Comprehensive Education Pte. Ltd., a Singapore corporation (the "Purchaser") that is an affiliate of Affinity Equity Partners, a private equity firm based in Hong Kong. Pursuant to the Agreement, the Purchaser agreed to purchase from the Seller all of the issued and outstanding shares in the capital of Inti Education Holdings Sdn. Bhd., a Malaysia corporation ("Inti Holdings"), and the Guarantor agreed to guarantee certain obligations of the Seller. Inti Holdings is the indirect owner of INTI University and Colleges, higher education institutions with five campuses in Malaysia ("INTI"). In connection with the Agreement, the Seller entered into a separate agreement with the current minority owner of the equity of Inti Holdings relating to the purchase by the Seller of the minority owner's 10.10% interest in Inti Holdings, the closing of which is a precondition to the closing of the transactions under the Agreement. The total purchase price, including the payment to the current minority owner, would have been US$180.0 million. The net transaction value to the Company under the Agreement would have been US$161.8 million, subject to customary closing adjustments.

        The closing of the transaction under the Agreement was subject to certain conditions, including approval by regulators in Malaysia within a prescribed period, which approval has not been obtained. On January 17, 2019, the parties agreed to amend the Agreement to provide additional time for the Purchaser to obtain all required regulatory approvals. As part of that amendment, the parties agreed to reduce the total purchase price to US$140.0 million, which would result in a net transaction value to the Company of US$125.86 million, subject to customary closing adjustments. The parties now expect the transaction to close in the first half of 2019.

Sale of Institution in Thailand

        On February 12, 2019, LEI Singapore Holdings Pte. Ltd., a Singapore corporation (the "Seller"), an indirect wholly owned subsidiary of the Company, and Laureate I B.V., a Netherlands corporation (the "Seller Guarantor"), an indirect wholly owned subsidiary of the Company, entered into a Share Sale & Purchase Agreement (the "Agreement") with China YuHua Education Investment Limited, a British Virgin Islands corporation (the "Purchaser"), and China YuHua Education Corporation Limited, a Cayman Islands corporation (the "Purchaser Guarantor"). Pursuant to the Agreement, the Purchaser purchased from the Seller all of Seller's interests in the issued share capital of Thai Education Holdings Company Limited, a Thailand corporation ("TEDCO"), and in Far East Stamford International Co Ltd ("FES"), a Thailand corporation, and to arrange the assignment of certain amounts receivable from the Thai group, the Seller Guarantor agreed to guarantee certain obligations of the Seller under the Agreement, and the Purchaser Guarantor agreed to guarantee certain obligation of the Purchaser under the Agreement. TEDCO is the owner of a controlling interest in FES, which is the license holder for Stamford International University, a member of the Laureate International Universities network with three campuses in Thailand. The total purchase price to the Seller under the Agreement was approximately $35.3 million, and net proceeds to the Seller were approximately $27.9 million, net of $7.1 million of net debt assumed by the Purchaser and $0.3 million of other customary closing adjustments. The transaction closed on the same date. Of the $27.9 million in net proceeds, the Seller received $23.7 million at closing. The balance of $4.2 million will be payable on the satisfaction of certain post-closing requirements. For the 12-month period ended December 31, 2018, TEDCO, FES and Stamford International University, which are accounted for by the Company as discontinued operations, collectively had approximately $20.0 million in revenue, an operating loss of $0.4 million, and $1.4 million in depreciation and amortization and, as of December 31, 2018, had approximately 4,400 students.

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

Employees

        As of December 31, 2018, including discontinued operations, we had approximately 60,000 employees, of which approximately 6,000 were full-time academic teaching staff and 21,000 were part-time academic teaching staff. In addition, we have approximately 200 part-time academic teaching staff who are classified as contractors, principally in Chile and Brazil. Our employees at many of our institutions outside the United States are represented by labor unions under collective bargaining agreements, as is customary or required under local law in those jurisdictions. At various points throughout the year, we negotiate to renew collective bargaining agreements that have expired or that will expire in the near term. We consider ourselves to be in good standing with all of the labor unions of which our employees are members and believe we have good relations with all of our employees.

Effect of Environmental Laws

        We believe we are in compliance with all applicable environmental laws, in all material respects. We do not expect future compliance with environmental laws to have a material adverse effect on our business.

Our History

        We were founded in 1989 as Sylvan Learning Systems, Inc., a provider of a broad array of supplemental and remedial educational services. In 1999, we made our first investment in global higher education with our acquisition of Universidad Europea de Madrid, and in 2001 we entered the market for online delivery of higher education services in the United States with our acquisition of Walden University. In 2003, we sold the principal operations that made up our then K-12 educational services business and certain venture investments deemed not strategic to our higher education business, and in 2004 we changed our name to Laureate Education, Inc. In August 2007, we were acquired in a leveraged buyout by a consortium of investment funds and other investors. On February 6, 2017, we consummated our initial public offering ("IPO") and shares of our Class A Common Stock began trading on the Nasdaq under the symbol "LAUR".

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

Available Information

        Our principal executive offices are located at 650 S. Exeter Street, Baltimore, Maryland 21202, telephone (410) 843-6100. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available free of charge to shareholders and other interested parties through the "Investor Relations" portion of our website at http://investors.laureate.net as soon as reasonably practical after they are filed with the SEC. Various corporate governance documents, including our Audit Committee Charter, Compensation Committee Charter, Nominations and Corporate Governance Committee Charter, and Code of Conduct and Ethics are available without charge through the "Investor Relations," "Corporate Governance" portion of our investor relations website, listed above.

Industry Regulation

Australian Regulation

        We operate two post-secondary educational institutions in Australia—Torrens University Australia Ltd ("Torrens") and Think: Colleges Pty Ltd ("Think").

        In Australia a distinction is made between higher education organizations and vocational education.

        Higher education providers consist of public and private universities, Australian branches of overseas universities and other higher education providers. Higher education qualifications consist of undergraduate awards (bachelor degrees, associate degrees and diplomas) and postgraduate awards (graduate certificates and diplomas, master's degrees and doctoral degrees). The regulation of higher education providers is undertaken at a national level by the Tertiary Education Quality and Standards Agency ("TEQSA"). All organizations that offer higher education qualifications in or from Australia must be registered by TEQSA. Higher education providers that have not been granted self-accrediting status must also have their courses of study accredited by TEQSA. Registration as a higher education provider is for a fixed period of up to seven years. TEQSA regularly reviews the conduct and operation of accredited higher education providers.

        The vocational education and training ("VET") sector consists of technical and further education institutes, agricultural colleges, adult and community education providers, community organizations, industry skill centers and private providers. VET qualifications include certificates, diplomas and advanced diplomas. The regulation of VET providers is undertaken at a national level by the Australian Skills Quality Authority ("ASQA"). Organizations providing VET in Australia must be registered by ASQA as a Registered Training Organisation. Courses offered by Registered Training Organisations need to be accredited by ASQA. Registration as a registered training organization is for a fixed period of up to seven years. ASQA regularly reviews the conduct and operations of registered training organizations.

        Torrens is one of 43 universities in Australia. It is a for-profit entity and registered as a university by TEQSA and has applied to renew its registration. As a self-accrediting university it is not required to have its courses of study accredited by TEQSA. Torrens is also registered by ASQA as a Registered Training Organisation and is thus entitled to offer vocational and training courses.

        Think is one of approximately 5,000 Registered Training Organisations in Australia and in that capacity is regulated by ASQA. It is also registered as a higher education provider by TEQSA. Its higher education courses require, and have received, accreditation by TEQSA.

        Australia also maintains a Commonwealth Register of Institutions and Courses for Overseas Students ("CRICOS") for Australian educational providers that recruit, enroll and teach overseas students. Registration in CRICOS allows providers to offer courses to overseas students studying on Australian student visas. Both Torrens and Think are so registered.

        The Commonwealth government has established income-contingent loan schemes that assist eligible fee-paying students to pay all or part of their tuition fees (separate schemes exist for higher education and vocational courses). Under the schemes the relevant fees are paid directly to the institutions. A corresponding obligation then exists from the participating student to the Commonwealth government. Neither Torrens nor Think have any responsibility in connection with the repayment of these loans by students and, generally, this assistance is not available to international students. Both Torrens and Think are registered for the purposes of these plans (a precondition to their students being eligible to receive these loans).

Brazilian Regulation

        The Brazilian educational system is organized according to a system of cooperation among federal, state and local governments. Higher education (i.e., undergraduate and graduate level education provided by public and private higher education institutions ("HEI")) is regulated primarily at the federal level, particularly in terms of public policy goals, accreditation and academic oversight. The legislative influence of state and municipal governments is generally restricted to taxation, real estate and operational permitting issues.

        With respect to the federal role, The National Educational Basis and Guidelines Law ("LDB"), provides the general framework for the provision of educational services in Brazil and establishes the duty of the federal government to:

  •
  coordinate the national educational policy;

  •
  ensure national process of evaluation of higher education institutions, with the cooperation of evaluation agencies that have responsibility for this level of education; and to create an evaluation process for the academic performance of elementary, secondary and higher education in collaboration with educational institutions in order to improve the quality of education; and

  •
  issue rules and regulations regarding higher education.

        The responsibility of the federal government in regulating, monitoring and evaluating higher education institutions and undergraduate programs is exercised by the Ministry of Education ("MEC"), along with a number of other federal agencies and related offices.

MEC

        MEC is the highest authority of the higher education system in Brazil and has the power to issue implementing rules (regulations, notices, and technical advisories governing the conduct of higher education), as well as to regulate and monitor the higher education segment.

        By exercising its duties, MEC has the power to confirm decisions from the National Board of Education ("CNE") regarding the accreditation and reaccreditation of institutions of higher education, as well as legal opinions and regulatory proposals coming from the Board. MEC is also responsible for validating the criteria and methodology employed by the National Institute of Educational Studies Anísio Teixeira ("INEP").

CNE—National Board of Education

        CNE is a consultative advisory and deliberative body of MEC. It consists of the Board of Basic Education and the Board of Higher Education, each composed of 12 members appointed by the President of Brazil. The Board of Higher Education has the power to (i) analyze and issue opinions on the results of higher education quality assessment; (ii) deliberate on the reports submitted by MEC on programmatic accreditation and qualifications offered by higher education institutions, as well as on prior authorization from those offered by non-university institutions; and (iii) approve the accreditation and periodic reaccreditation of higher education institutions, based on official reports and quality assessments.

        The CNE is also responsible for matters relating to the implementation of higher education norms and advising MEC on related matters.

INEP—National Institute of Educational Studies Anísio Teixeira

        INEP is a federal agency linked to MEC that is the primary statistical and information-gathering body for the entire Brazilian education system. The performance data it collects and publishes is used by MEC, the legislature and the rest of the executive branch, as well as the public, to debate and make policy and programmatic decisions about education. INEP is responsible for the National Higher Education Evaluation System ("SINAES"), and will coordinate and execute on-site visits to Higher Education institutions in the process of accreditation/reaccreditation of institutions and undergraduate programs.

CONAES—National Commission on Higher Education Evaluation

        CONAES is a committee under MEC supervision composed of 13 members, created to coordinate and monitor SINAES. To fulfill that duty, CONAES can establish guidelines to be followed by INEP in the development of evaluation tools, as well as submit the list of programs to be evaluated by the National Examination of Student Performance ("ENADE").

SERES—Higher Education Regulation and Supervision Secretariat

        In 2011, SERES—which operates as a MEC branch—became the specific agency directly responsible for regulation and supervision of public and private HEIs, as well as undergraduate courses and lato sensu graduate programs, for both face-to-face and distance learning modalities. Its mission is to elevate the quality level of all higher education through the establishment of guidelines for the expansion of HEIs and their courses, in accordance with national curriculum guidelines and proprietary quality parameters.

        SERES plans and coordinates the policy-making process for higher education and has been granted the power to (i) accredit HEIs and their undergraduate courses; (ii) oversee HEIs and courses, in order to fulfill the educational legislation and to induce improvements in quality standards; and (iii) design actions and update curriculum guidelines for undergraduate programs, as well as benchmarks for quality distance education, considering curricular guidelines and various forms of technology. SERES can also establish guidelines for the preparation of assessment instruments for higher education courses and ultimately manages the public system of registration and database of HEIs and higher education programs. Finally, SERES can apply the penalties provided for in regulation, following due process.

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

        Regarding their organizational and academic prerogatives, institutions of undergraduate learning can be:

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

        Among the HEIs in the Laureate International Universities network, there are three faculdades (Faculdade Internacional da Paraíba, located in João Pessoa, PB; Faculdades Porto-Alegrense, located in Porto Alegre, RS; and Faculdade dos Guararapes de Recife, located in Recife, PE), six university centers (FADERGS Centro Universitário, located in Porto Alegre, RS; Centro Universitário dos Guararapes, located in Jaboatão dos Guararapes, PE; FMU Education Group, located in São Paulo, SP; Centro Universitário Ritter dos Reis, located in Porto Alegre, RS; Centro Universitário do Norte, located in Manaus, AM; and Instituto Brasileiro de Medicina de Reabilitação—IBMR, located in Rio de Janeiro, RJ), as well as three universities (Universidade Potiguar, located in Natal, RN; UNIFACS—Universidade Salvador, located in Salvador, BA; and Universidade Anhembi Morumbi, located in São Paulo, SP). In addition, Business School São Paulo, which is a professional degree-granting institution, is owned and operated by Universidade Anhembi Morumbi, and CEDEPE Business School, which is a professional degree-granting institution, is operated as a division of the Guararapes operation. As noted below, each form of HEI is entitled to a different level of autonomy within the regulatory framework. In turn, we factor the respective levels of autonomy into the operational strategy for each HEI, as the requirement of prior or post-facto MEC approval can delay or nullify specific new campus expansion projects, new course offerings, and increases in the number of authorized seats per course.

        Legislation provides for specific levels of didactic, scientific and administrative autonomy to universities, university centers and colleges in differing degrees with the aim of limiting outside influence by other institutions or persons outside of the HEI's internal governance structure.

        The LDB provides that the following powers are guaranteed to universities and university centers in the exercise of their autonomy: (i) to create, organize and terminate undergraduate programs in their facilities, subject to applicable regulations; (ii) to establish the curriculum, subject to applicable general guidelines; (iii) to plan and execute scientific research, artistic production and extracurricular activities; (iv) to quantify the available seats for each program, except in specific undergraduate programs where the total number of available seats in the entire system is controlled by MEC in conjunction with the input of the relevant professional associations; (v) to prepare and amend their bylaws in accordance with the general applicable standards; and (vi) to grant degrees, diplomas and other qualifications.

        Although colleges have administrative autonomy, they do not enjoy academic autonomy and, therefore, are subject to MEC's prior authorization to create new programs and degree programs.

        Distance education.    Distance Education, or Educação a Distância ("EaD"), in Brazil is primarily regulated by the LDB. The law defines EaD as an educational modality in which the didactic and pedagogical measurement in teaching and learning processes occur with the use of media, information and communication technologies, with students and teachers developing educational activities at a different place and/or time.

        EaD programs can be offered at different levels and types of higher education, covering continuing education programs, undergraduate, specialization, master's and Ph.D., as well as professional education (including technical, medium and technological level of higher education). Universities and university centers accredited to offer EaD programs may create, organize and terminate programs, upon notice to MEC. Colleges ('faculdades') must seek prior MEC authorization.

        The new regulatory framework for distance education (Decree # 9.057/2017) significantly reduced the regulatory and operational hindrances to the expansion of undergraduate and postgraduate, allowing a specific accreditation to offer EaD programs exclusively, without the need of a prior face-to-face HEI accreditation, making it possible to create a HEI dedicated to EaD programs, with lower operational costs and reduced regulatory complexity. Further, another characteristic of EaD programs in Brazil—the mandatory presence of brick-and-mortar support facilities, or 'polos', for in-person activities such as professional practice labs and exams—has been relaxed, thus making full online programs possible.

        Under the new regulation, the need for classroom activities to be developed at the polos will be determined by the pedagogical projects of the respective programs, according to an HEI's own discretion. However, curriculum guidelines published by the National Board of Education may require activities to be developed in laboratory or professional settings, which may compromise some of this prerogative.

        The decree also eliminated the need for prior polo accreditation, which becomes another prerogative of the accredited HEIs. However, a maximum number of new polos to be created annually by HEIs was stipulated, based on their institutional evaluation, or CI score (resulting from official onsite evaluations). HEIs with a CI score equal to 3 can create up to 50 new polos per year, whereas those with CI score of 4 can create 150 new polos. HEIs with a maximum CI score equal to 5 can create up to 250 new polos per year.

        HEIs offering EaD programs, including their polos, are subject to inspection by the MEC at any time, as to determine compliance with legal and regulatory requirements. EaD certificates or diplomas issued by accredited HEIs have national validity, with the same force and effect as those issued for face-to-face programs.

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

        Following accreditation, colleges must obtain MEC permission to offer new undergraduate degree programs. As consequence of their autonomy, universities and university centers do not require MEC authorization to create programs in the city where the university's or university center's headquarters are located. They need only inform MEC about the programs they offer for registration, evaluation and subsequent recognition. However, the creation of graduate programs in law, medicine, dentistry, nursing and psychology, whether by colleges, universities or university centers, are subject to the opinion of the proper professional associations.

        Once a non-autonomous institution gets authorization to offer a particular program, it has to seek accreditation in the period between 50% and 75% of the program's completion. Institutional and programmatic accreditation has to be renewed periodically in accordance with the regularly applicable MEC evaluation process.

        Decree n. 9.235, published in December 2017, condensed various directives present in several normative instruments, aiming setting procedural standards and decision models for accreditation. The new regulation eliminated the need for a previous mandatory decision of the MEC, which effectively granted wider autonomy to HEIs. Such autonomy, however, is tied to a performance score beyond the merely satisfactory grade in the official evaluation integrated with the accreditation process.

        This increased autonomy primarily benefits university-like structures (i.e., universidades and centros universitarios). Universidades are now allowed to have the same autonomy prerogatives at their satellite campuses that they already enjoy at their headquarters, such as program creation, seat openings, etc. They must, however, sustain above average performance scores, and the same minimum proportion of faculty (one-third) working full time and/or with a master's/Ph.D. at each campus receiving autonomy. Centros universitarios, once geographically limited to the headquarters municipality, are now allowed to expand statewide, although there will be no autonomy prerogatives for such units; their new programs and seat expansion initiatives will have to be authorized by the MEC.

        Evaluation.    SINAES was established to evaluate HEI as institutions of higher education, traditional degree and technology degree programs and student academic performance, so as to improve the quality of higher education in Brazil. In practice, the CONAES conducts the monitoring and coordination efforts of SINAES. The results of the institutional and course evaluations are represented on a scale of five levels, and when facing unsatisfactory results, the HEI will be required to enter into an agreement with MEC to establish a remediation initiative. Failure to comply, in whole or in part, with the conditions provided in the term of commitment may result in one or more penalties imposed by MEC, including temporary suspension of the opening of the selective process for undergraduate programs and cancellation of accreditation or reaccreditation of the institution and the authorization for operation of its programs.

        External evaluations of institutions of higher education are carried out by INEP in two instances, first, when an institution applies for its first accreditation and second, by the end of each of SINAES's evaluation; primarily based on the following criteria: (i) institutional development plan; (ii) social and institutional responsibility; (iii) infrastructure and financial condition; and (iv) pedagogical monitoring of student academic performance.

        The evaluation of graduate programs is made by the Coordination of Superior Level Staff Improvement ("CAPES"), which is responsible for establishing the quality standard required of masters and doctoral programs, along with the identification and evaluation of the courses that meet this standard.

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

        Transfer of control.    Although changes of control exercised by Laureate do not ordinarily need MEC prior approval or review, due to the level of Laureate's consolidated gross revenues throughout Brazil, current Brazilian law requires that every control transaction, with limited exceptions, that Laureate enters into must be submitted to the Brazilian anti-trust authority, the Conselho Administrativo de Defesa Economico (the "CADE"), for approval. Such request for approval must be granted prior to the definitive closing of such transaction. CADE has the power to reject and/or alter any transaction or any part of a transaction that it deems to unduly restrict competition.

        Incentive programs.    Programa Universidade Para Todos ("PROUNI") is a federal program of tax benefits designed to increase higher education participation rates by making college more affordable. PROUNI provides private HEIs with an exemption from certain federal taxes in exchange for granting partial and full scholarships to low-income students enrolled in traditional and technology undergraduate programs. All of our HEIs adhere to PROUNI.

        HEIs may join PROUNI by signing a term of membership valid for ten years and renewable for the same period. This term of membership shall include the number of scholarships to be offered in each program, unit and class, and a percentage of scholarships for degree programs to be given to indigenous and Afro-Brazilians. To join PROUNI, an educational institution must maintain a certain relationship between the number of scholarships granted and the number of regular paying students. The relationship between the number of scholarships and regular paying students is tested annually. If this relationship is not observed during a given academic year due to the departure of students, the institution must adjust the number of scholarships in a proportional manner the following academic year.

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

        A number of municipal and state governments have sought to replicate PROUNI by creating their own programs that, for example, offer tax incentives through a reduction in, or credits against, the ISS (Municipal Services Tax) in exchange for scholarships to targeted social groups or professions. Laureate owns and operates HEIs in several jurisdictions where such local incentive programs are in force.

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

        Under this basic structure, FIES targets both of the government's education policy goals: increased access and improved academic quality outcomes. The HEI receives the benefit of the FIES program through its participation in the intermediation of CFT-E (Certificado Financeiro do Tesouro) bonds, which are public bonds issued to the HEI by the federal government that the HEI may use to pay the national social security tax imposed by the INSS (National Social Security Institute) and certain other federal tax obligations. If the HEI is current with its taxes (i.e., it possesses a tax clearance certificate and is not otherwise involved in any tax-related disputes with the federal government that are not being defended in compliance with applicable security/bond requirements), then the HEI also has the option to sell the bonds for cash in a public auction conducted by one of the government-sponsored banks.

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

        As of December 31, 2018, approximately 11% of our students in Brazil participated in FIES, representing approximately 20% of our Brazil 2018 net revenues.

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

        The New Higher Education Law (the "New Law"), enacted on May 29, 2018, introduced major changes in the higher education sector. It created the Superintendency of Higher Education, whose purpose is to supervise and oversee compliance with the legal and regulatory provisions that regulate the higher education institutions in its field of competence as well as to supervise the allocation of resources by higher education institutions to ensure their allocation to appropriate purposes in accordance with the law and each institution's bylaws. The Superintendency of Higher Education is empowered to enter the premises of the universities it supervises when necessary, in order to request documents for inspection processes, and carry out on-site audits. In the case of related parties, the Superintendency may request any information it deems appropriate for its audit processes, may supervise "by the means it deems appropriate" all operations, assets, files, etc. of the individuals or institutions supervised, as well as of the related third entities, and will be able to summon for deposition any person related to the institution who has had transactions with the institution. The Superintendency is empowered to issue regulations to effectuate its responsibilities under the New Law. See "—Recent Developments."

        The Undersecretary of Higher Education, which will replace the MINEDUC's Higher Education Division, will serve as a direct collaborator with the Minister of Education in the preparation, coordination, execution and evaluation of policies and programs for higher education, especially in matters relating to its development, promotion, internationalization and ongoing improvement, both in the university and in the technical-professional subsystems.

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

        In order to be officially recognized, universities, professional institutes and technical training centers must have the necessary teaching, didactic, economic, financial and physical resources to offer the academic degrees, professional certificates or technical certificates, as appropriate, which must be certified by the National Education Council. Additionally, these institutions must have a certification granted by the National Education Council evidencing that the entity has had both its institutional project and its academic programs approved and that it will have the progressive verification of its institutional development performed. Higher education institutions may only start their teaching activities once the official recognition has been granted. In Chile, the Laureate International Universities network comprises three universities and two professional institutes.

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

        Recent developments.    On May 29, 2018 the New Law was enacted. Among other things, the New Law created the Undersecretary of Higher Education and the Superintendency of Higher Education, provided that for profit entities may control not-for-profit institutions, but prohibited conflicts of interests and related party transactions with notable exceptions, including the provision of services that are educational in nature or essential for the university's purposes, and introduced changes to the national system of quality assurance in higher education. The New Law provides for a transition period between one and two years.

        The Company is currently reviewing the impact the New Law could have on its Chilean operations, including the extent to which the New Law will affect existing contractual relationships that the Company maintains with its Chilean non-profit universities. The Superintendent is required to issue regulations by May 29, 2019. Once the Superintendent issues the regulations, the Company and the Chilean universities may need to evaluate additional modifications to the existing contractual relationships.

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

        On October 11, 2018, the MINEDUC announced that it had closed the investigations into UNAB, UDLA and UVM. In its final resolution the MINEDUC found no specific, sanctionable conduct on the part of any of the not-for-profit universities while reaffirming the obligation to ensure that their conduct comply with the New Law when implemented.

        In December 2016, Servicios de Impuestos Internos Chile ("SII") notified separately UDLA Chile and UNAB that as part of the general audit program called "Auditoría Integral a Universidades," it was requesting supporting documentation from them for the tax periods between November 2013 and October 2016. On March 21, 2017, SII sent a similar notification to UVM Chile regarding the tax periods from May 2014 to October 2016. Each institution has submitted responsive documents that support taxes paid related to its revenues and expenses, including to the extent such revenues and expenses involve financial arrangements with Laureate for-profit entities. On November 29, 2017, the SII notified UVM Chile that its audit detected "no differences" between the taxes paid and the taxes owed and provided UVM Chile with a written closure letter. In June 19, 2018, the SII notified UNAB and in June 29, 2018 the SII notified UDLA, that its audits detected "no differences" between the taxes paid and the taxes owed and provided UNAB and UDLA with a written closure letter.

Mexican Regulation

        Mexican law provides that private entities are entitled to render education services in accordance with applicable legal provisions. These provisions regulate the education services rendered by the federal government, the states and private entities and contain guidelines for the allocation of the higher education role among the federal government, the states and the municipalities, including their respective economic contributions, in order to jointly participate in the development and coordination of higher education.

        There are three levels of regulation in Mexico: federal, state and municipal. The federal authority is the Federal Ministry of Public Education (Secretaría de Educación Pública). Each of the 31 states and Mexico City has the right to establish a local Ministry of Education, and each municipality of each state may establish a municipal education authority that only has authority to advertise and promote educational services and/or activities.

        Some functions are exclusive to the Federal Ministry of Education, such as the establishment of study plans and programs for Basic and Mid-Superior education services. There are also concurrent functions, such as the granting and withdrawal of governmental recognition of validity of studies (Reconocimiento de Validez Oficial de Estudios) ("REVOEs," for its acronym in Spanish).

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

        The REVOEs are issued either by the Federal Ministry of Education under the General Law on Education or by any of the state Ministries of Education under the applicable state law. REVOEs are granted for each program taught at each campus. If there is a change in the program or in the campus at which it is taught, the entity will need to get a new REVOE.

        The Federal Ministry of Education has issued a set of general resolutions (Acuerdos) that regulate the general requirements for obtaining REVOEs. The main Acuerdos are (i) Acuerdo 243, issued on May 27, 1998, which sets the general guidelines for obtaining an Authorization or REVOE; (ii) Acuerdo 17/11/17, issued on November 10, 2017, which sets the procedures related to REVOEs for

Superior Education studies; and (iii) Acuerdo 18/11/18, issued on November 27, 2018, which defines the different levels, models and educational options at Superior Education. The Federal Ministry of Education recommends to the local Ministries of Education the adoption and inclusion of the provisions contained in Acuerdo 243 and Acuerdo 17/11/17 in the local Law on Education and other applicable local laws and regulations.

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

        The regulatory authorities are entitled to conduct inspection visits to the facilities of educational institutions to verify compliance with applicable legal provisions. Failure to comply with applicable legal provisions may result in the imposition of fines, the cancellation of the applicable REVOE and the closure of the education facilities.

        Private institutions with REVOEs are required to grant a minimum percentage of scholarships to students. Acuerdo 17/11/17 requires private institutions to grant scholarships to at least five percent of the total students registered during each academic term. Scholarships consist, in whole or in part, of payment of the registration and tuition fees established by the educational institution.

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

        The UNAM regulations also require private entities incorporated to UNAM to grant scholarships to at least five percent of the total students registered at such entity. The students entitled to have this benefit will be selected by UNAM. Some of our high school programs and one of our medical programs are incorporated to UNAM.

Peruvian Regulation

        We operate three post-secondary education institutions in Peru, two of which are universities and one of which is a technical-vocational institute. Peruvian law provides that universities and technical-vocational institutes can be operated as public or private entities, and that the private entities may be organized for profit. The Ministry of Education has overall responsibility for the national education system.

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

        Under the new law, university licenses are temporary but renewable, and are granted by SUNEDU for a maximum of eight years. On November 24, 2015 the Board of SUNEDU promulgated regulations for the university licensing process. For licenses to be renewed, universities have to demonstrate to SUNEDU that they comply with, at a minimum, certain Basic Quality Conditions ("BQCs") (i.e., that they have specified academic goals and that the degrees granted and plans of study are aligned with those goals, that their academic offerings are compatible with their planning goals, (e.g., there is sufficient labor demand for careers offered) that there are only two regular semesters of studies per year, that they have appropriate infrastructure and equipment, that they engage in research, that they have a sufficient supply of qualified teachers, at least 25% of whom will need to be full-time, that they supply adequate basic complementary educational services (e.g., medical and psychological services and sports activities), that they provide appropriate placement office services, and that they have transparency of institutional information). Both UPC and UPN had their licenses renewed in 2017, in each case for a period of six years.

        Technical-vocational institutes are regulated by the Ministry of Education, which grants operating licenses for not less than three nor more than six years, after which the Ministry conducts a revalidation process. The approval of new institute licenses is based on the evaluation by the Ministry of the institute's institutional goals, the curricula of its education programs and their link with careers needed in the Peruvian economy, the availability of adequate qualified teachers, the institute's infrastructure, the institute's financial resources, and the favorable opinion of the National System of Assessment, Accreditation and Certification of Education Quality ("SINEACES") regarding the appropriateness of the programs the institute is offering. SINEACES is also responsible for the accreditation of programs and careers at all higher education institutions. On November 2, 2016 a new law regarding technical-vocational institutes (the "Institutes Law") was enacted. Under the Institutes Law, technical-vocational institutes are regulated by the Ministry of Education, which grants operating licenses. The Institutes Law has created two types of institutes, Higher Education Institutes ("Institutes") and Higher Education Colleges ("Colleges"). Institutes are dedicated to technical careers and Colleges are devoted to technical careers related to education as well as science and information Technology. Colleges grant Technical Bachelor Degrees and Professional Technical Degrees. Institutes and Colleges are subject to a mandatory license granted by the Ministry of Education, based on an evaluation to determine compliance with BQCs. BQCs include: an appropriate institutional management guaranteeing a proper relation with the educational model of the institution; appropriate academic management and proper program studies aligned with the Ministry of Education norms; appropriate infrastructure and equipment to develop educational activities; adequate teachers and staff which, at a minimum, should consist of 20% full-time staff; and appropriate financial and economic provisions. The Law provides that the process will last no more than 90 days and will grant a license for a five-year period to be renewed once expired. Unlike licenses, quality accreditation is voluntary except for certain careers for which it might be mandatory as determined by law. Such accreditation will be taken into consideration for access to public grants for scholarships and research among other things. Private Institutes and Colleges may be organized as for-profit or not-for-profit entities under Peruvian law. Not-for-profit Colleges' and Institutes' income is exempt from taxes on their educational activities. For-profit Colleges and Institutes are subject to income taxes, but may qualify for a tax credit on 30% of their reinvested income, subject to a reinvestment program to be filed with the Ministry of Education for a maximum term of five years. The specific requirements of such programs were determined by regulations in August 2017. According to the schedule determined by the regulations, in May 2018 Cibertec was granted a license by the Ministry of Education for a five-year period.

        In November 2018, Laureate Education Peru SRL, acquired Instituto de Educación Superior Tecnológico Privado Red Avansys S.A.C. ("Avansys"). Avansys is an Institute that offers 25 careers to close to 3,000 students in a single campus located in downtown Lima in an educational cluster for Institutes. Avansys obtained its license from the Ministry of Education in April 2018, for a five-year period. Cibertec and Avansys merged from a corporate and tax perspective as of February 1, 2019. Following the recording of the merger in the Public Registry, the merged entity ("Cibertec-Avansys") will ask for a new educational license which, according to law, should be granted not later than 90 days after the petition is filed.

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

        In addition to complying with specific requirements contained in the HEA and regulations issued thereunder by the DOE, in order to participate in Title IV programs, our U.S. Institutions also are required to maintain authorization by the appropriate state educational agency or agencies and be accredited by an accrediting agency recognized by the DOE.

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

State Education Authorization and Regulation

        Our U.S. Institutions are required by the HEA to be authorized by applicable state educational agencies in the states where we are located to participate in Title IV programs. To maintain requisite state authorizations, our U.S. Institutions are required to continuously meet standards relating to, among other things, educational programs, facilities, instructional and administrative staff, marketing and recruitment, financial operations, addition of new locations and educational programs and various operational and administrative procedures. These standards can be different from and conflict with the requirements of the DOE and other applicable regulatory bodies. State laws and regulations are subject to change and may limit our ability to offer educational programs and offer certain degrees. Some states may also prescribe financial regulations that are different from those of the DOE and may require the posting of surety bonds. Failure to comply with the requirements of applicable state educational agencies could result in us losing our authorization to offer educational programs in those states. If that were to occur, the applicable state educational agency could force us to cease enrolling students in their state. Alternatively, the state educational licensing agencies could restrict the institution's ability to offer certain degree or diploma programs. The loss of an authorization by the state in which the institution is based could also impact the ability of such institution to participate in Title IV programs.

        Each of our U.S. Institutions maintains an authorization from the pertinent state regulatory authority in which such institutions are physically located, or is exempt under current state law from a requirement to be specifically authorized. If any of the authorizations provided to one or more of our U.S. Institutions are determined not to comply with the DOE regulations, or one or more of our U.S. Institutions is unable to obtain or maintain an authorization that satisfies the DOE requirements, students at the pertinent institution may be unable to access Title IV funds, which could force the institution to cease operations in the state.

        Additionally, the DOE is currently reviewing its state authorization requirements pertaining to distance education. On December 19, 2016, the DOE published final regulations regarding state authorization for programs offered through distance education and state authorization for foreign locations of institutions. Among other provisions, these final regulations require that an institution participating in the Title IV federal student aid programs and offering post-secondary education through distance education be authorized by each state in which the institution enrolls students, if such authorization is required by the state, as well as required each institution to document and make certain disclosures regarding the state process for resolving complaints for programs offered through distance education or correspondence. The DOE would recognize, although not specifically require, authorization through participation in a state authorization reciprocity agreement, if the agreement does not prevent a state from enforcing its own laws. These regulations were meant to take effect on July 1, 2018, but the DOE announced a delay and has since begun a new rulemaking process in January of 2019 that includes a review of these regulations. We cannot predict with certainty when these new regulations would be finalized or effective.

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

        Notwithstanding our efforts to obtain approvals or exemptions, state regulatory requirements for online education vary among the states, are not well developed in many states, are imprecise or unclear in some states and can change frequently. Because our U.S. Institutions enroll students in online degree programs, we expect that regulatory authorities in other states where we are not currently licensed or authorized may request that we seek additional licenses or authorizations for these institutions in their states in the future. In recent years, regional state compacts have created the National Council for State Authorization Reciprocity Agreements ("NC-SARA"), which is a voluntary agreement among member states and U.S. territories that establishes comparable national standards for interstate offering of postsecondary distance-education courses and programs. As of the date of this filing, all states except California participate in NC-SARA. NC-SARA requires each participating institution to have a federal composite score as measured by the DOE at the parent level of a 1.5 (or a 1.0 with justification acceptable to the state). Neither of our U.S. Institutions participates in NC-SARA because Laureate has a composite score of below 1.0. Accordingly, our U.S. Institutions must apply for and comply with each state's authorization requirements. Many states have established or are proposing legislation to create new or different criteria for authorization of "non-SARA" institutions, including requiring them to post bonds and/or meet composite score requirements. If our U.S. Institutions do not meet these requirements, they may not enroll students in that state. If any of our U.S. Institutions fails to comply with state licensing or authorization requirements for a state that institution could lose its state licensure or authorization by that state, which could prohibit it from recruiting students, providing educational programs and other activities in that state, and fines and penalties. We review the licensure or authorization requirements of other states to determine whether our activities in those states may constitute a presence or otherwise may require licensure or authorization by the respective state education agencies. New laws, regulations or interpretations related to offering educational programs online could increase our cost of doing business and affect our ability to recruit students in particular states, which could, in turn, adversely affect our U.S. Institutions' enrollments and revenues.

        In recent years, the proprietary education industry has experienced broad-based, intensifying scrutiny in the form of increased investigations and enforcement actions. Attorneys general and educational authorizing agencies in several states, as well as the U.S. Federal Trade Commission (the "FTC") and Consumer Financial Protection Bureau have become more active in enforcing consumer protection laws, especially related to recruiting practices and the financing of education at proprietary educational institutions.

State Professional Licensure

        Many states have specific licensure requirements that an individual must satisfy to be licensed as a professional in specified fields, including fields such as education and healthcare. These requirements vary by state and by field. A student's success in obtaining licensure following graduation typically depends on several factors, which may include, but are not limited to: the background and qualifications of the individual graduate; whether the institution or the program were approved by the applicable state agencies in the state in which the graduate seeks licensure; whether the program from which the student graduated meets all requirements for professional licensure in that state; whether the institution or the program are accredited and, if so, by what accrediting agencies; and whether the institution's degrees are recognized by other states in which a student may seek to work. Several states also require that graduates pass a state test or examination as a prerequisite to becoming certified in certain fields, such as teaching and nursing. In several states, an educational program must be accredited by an accrediting agency affiliated with a professional association in order for graduates to be licensed in that professional field. In the field of psychology, an increasing number of states require approval by either the American Psychological Association ("APA") or the Association of State and Provincial Psychology Boards ("ASPPB"). To date, Walden University has been unable to obtain approval of its Ph.D. program in Counseling Psychology from the ASPPB or APA.

        Additionally, under the HEA, proprietary schools generally are eligible to participate in Title IV programs in respect of educational programs that lead to "gainful employment in a recognized occupation." As part of regulations promulgated by the DOE to more specifically define "gainful employment," which became effective on July 1, 2015 and are described in more detail below, the DOE requires each of our U.S. Institutions to certify that its educational programs meet the applicable requirements for graduates to be professionally or occupationally certified in the state in which the institution is located. Failure to provide such certification may result in such programs being ineligible for Title IV program funds. Due to GE certification requirements, it is possible that several programs offered by our schools may be adversely affected by this requirement due to lack of specialized program accreditation, licensure, or certification in the states in which such institutions are based.

Accreditation

        Accreditation is a private, non-governmental process for evaluating the quality of educational institutions and their programs in areas, including student performance, governance, integrity, educational quality, faculty, physical resources, administrative capability and resources and financial stability. To be recognized by the DOE, accrediting agencies must comply with DOE regulations, which require, among other things, that accrediting agencies adopt specific standards for their review of educational institutions, conduct peer review evaluations of institutions and publicly designate those institutions that meet their criteria. An accredited institution is subject to periodic review or review when necessary by its accrediting agencies to determine whether it continues to meet the performance, integrity and quality required for accreditation. Walden University is institutionally accredited by the Higher Learning Commission, a regional accrediting agency recognized by the DOE. NewSchool of Architecture and Design is institutionally accredited by the WASC Senior College and University Commission ("WSCUC"). Accreditation by these accrediting agencies is important to us for several reasons, one being that it enables eligible students at our U.S. Institutions to receive Title IV financial aid. In addition, other colleges and universities depend, in part, on an institution's accreditation in evaluating transfers of credit and applications to graduate schools. Employers also rely on the accredited status of institutions when evaluating candidates' credentials, and students and corporate and government sponsors under tuition reimbursement programs consider accreditation as assurance that an institution maintains quality educational standards. If any of our U.S. Institutions fails to satisfy the standards of its respective accrediting agency, that institution could lose its accreditation by that accrediting agency, which would cause it to lose its eligibility to participate in Title IV programs.

        The HEA and regulations issued by the DOE require accrediting agencies to monitor the growth of institutions that they accredit. Our U.S. Institutions' respective accrediting agencies require all affiliated institutions, including us, to complete an annual data report. If the non-financial data, particularly enrollment information, and any other information submitted by the institution indicate problems, rapid change or significant growth, the staff of the respective accrediting agency may require that the institution address any concerns arising from the data report in the next self-study and visit process or may recommend additional monitoring. In addition, DOE regulations require the Higher Learning Commission to notify the DOE if an institution it accredits that offers distance learning programs, such as Walden University, experiences an increase in its headcount enrollment of 50% or more in any fiscal year. The DOE may consider that information in connection with its own regulatory oversight activities.

        In addition to institution-wide accreditation, there are numerous specialized accrediting agencies that accredit specific programs or schools within their jurisdiction, many of which are in healthcare and professional fields. Accreditation of specific programs by one of these specialized accrediting agencies signifies that those programs have met the additional standards of those agencies. In addition to being accredited by regional and/or national accrediting agencies, Walden University also has the following specialized accreditations:

  •
  the Council for Accreditation of Counseling and Related Educational Programs accredits the M.S. in Clinical Mental Health Counseling, M.S. in Marriage, Couple and Family Counseling, M.S. in Addictions Counseling, M.S. in School Counseling and Ph.D. in Counselor Education and Supervision programs;

  •
  the Commission on Collegiate Nursing Education accredits the Bachelor of Science in Nursing, Master of Science in Nursing and Doctor of Nursing Practice programs;

  •
  the Accreditation Council for Business Schools and Programs accredits the B.S. in Business Administration, Master of Business Administration, Doctor of Business Administration and Ph.D. in Management programs and granted Specialized Accounting Accreditation to the B.S. in Accounting and M.S. in Accounting programs;

  •
  the Council for the Accreditation of Educator Preparation (formerly the National Council for Accreditation of Teacher Education) accredits the Richard W. Riley College of Education and Leadership;

  •
  the Project Management Institute Global Accreditation Center for Project Management Education Program accredits the M.S. in Project Management program;

  •
  the ABET accredits the B.S. in Information Technology online program;

  •
  the Council on Social Work Education accredits the master's in social work program, and the bachelor's in social work program holds candidacy status; and

  •
  The Master's in Public Health program is an applicant for accreditation by the Council on Education for Public Health.

In addition, the National Architecture Accrediting Board accredits NewSchool of Architecture and Design's professional architecture programs.

        If we fail to satisfy the standards of any of these specialized accrediting agencies, we could lose the specialized accreditation for the affected programs, which could result in materially reduced student enrollments in those programs.

Congressional Hearings and Related Actions

        The U.S. Congress must authorize and appropriate funding for Title IV programs under the HEA and can change the laws governing Title IV programs at any time. Congress reauthorizes the Higher Education Act, which governs federal financial assistance for higher education, approximately every five to eight years. However, the HEA was most recently reauthorized in August 2008. Congress is considering the reauthorization of HEA and is expected to conduct hearings examining various issues relating to the HEA, such as accreditation reform, Title IV disbursement and institutional accountability. It is possible there will be new HEA reauthorization bills and oversight hearings in this Congress. We cannot predict the timing and terms of any eventual HEA reauthorization, including any potential changes to institutional participation or student eligibility requirements or funding levels for particular Title IV programs.

        In addition to comprehensive reauthorizations of the HEA, Congress may periodically revise the law and other statutory requirements governing Title IV programs. In addition to Title IV programs, eligible veterans and military personnel may receive educational benefits under other federal programs. Congress has the authority to determine the funding levels for Title IV programs, and programs benefiting eligible veterans and military personnel.

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

        Gainful employment.    Under the HEA, proprietary schools generally are eligible to participate in Title IV programs for educational programs that lead to "gainful employment in a recognized occupation." On October 30, 2014, the DOE published regulations to define "gainful employment," which become effective on July 1, 2015. Historically, the concept of "gainful employment" has not been defined in detail. The regulations require each educational program offered by a proprietary institution to achieve threshold rates in two debt measure categories: an annual debt-to-annual earnings ("DTE") ratio and an annual debt-to-discretionary income ("DTI") ratio.

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

        The regulations also require an institution to provide warnings to current and prospective students in programs which may lose Title IV eligibility at the end of an award or fiscal year. If an educational program could become ineligible based on its ratios for the next award year, the institution must (1) deliver a warning to current and prospective students in the program and (2) not enroll, register or enter into a financial commitment with a prospective student until three business days after the warning is provided or a subsequent warning is provided, if more than thirty days have passed since the first warning. If a program becomes ineligible for students to receive Title IV program funds, the institution cannot seek to reestablish eligibility of that program, or establish the eligibility of a similar program having the same classification of instructional program ("CIP") code with the same first four digits of the CIP code of the ineligible program for three years. In January 2017, the DOE issued the first-year final DTE rates to institutions. Of the programs currently offered by NewSchool of Architecture and Design and Walden University, only three programs were in the zone.

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

        The regulations also include requirements for the reporting of student and program data by institutions to the DOE and expand the disclosure requirements that have been in effect since July 1, 2011. The failure of any program or programs offered by any of our U.S. Institutions to satisfy any gainful employment regulations could render that program or programs ineligible for Title IV program funds and we may choose to cease offering the program or programs. Due to GE certification requirements, it is possible that several programs offered by our schools may be adversely affected by the regulations due to lack of specialized program accreditation, licensure, or certification in the states in which such institutions are based. We also could be required to make changes to certain programs at our U.S. Institutions or to increase student loan repayment efforts in order to comply with the rule or to avoid the uncertainty associated with such compliance.

        The DOE decided to review its gainful employment regulations by negotiated rulemaking in early 2018, but failed to meet consensus on the DOE's proposed regulatory changes. On August 14, 2018, the DOE released a Notice of Proposed Rulemaking which would rescind its gainful employment regulations and related requirements. Comments were due September 13, 2018. The DOE did not meet the master calendar deadline of November 1 to issue a new regulation to rescind the gainful employment requirements, and therefore it is not clear when any new such regulation to repeal these regulations will become effective. While the DOE has required institutions to continue to report data to the DOE, it has not issued new GE metrics for institutions and has delayed certain disclosure requirements. We cannot predict with any certainty the outcome of the DOE's proposal to rescind the gainful employment regulations or the extent to which it ultimately proposes gainful employment regulations that differ from the current regulations.

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

        The DOE measures the financial responsibility of our U.S. Institutions on the basis of the Laureate consolidated audited financial statements and not at the individual institution level. Based on Laureate's composite score for its fiscal year ended December 31, 2017, the DOE determined that it, and consequently, Walden University and NewSchool of Architecture and Design failed to meet the standards of financial responsibility. As a result, in a letter sent to Laureate on November 20, 2018, the DOE required Laureate to increase its existing letter of credit to $139,002,398 (15% of Title IV program funds that the schools received during the most recently completed fiscal year), continued the institutions on Heightened Cash Monitoring 1 and required Laureate to continue to comply with additional notification and reporting requirements, including submitting bi-weekly cash flow statements for Laureate and monthly student rosters of the institutions, which has been a requirement since April 2018. The DOE has calculated a composite score for Walden unofficially for state authorization purposes, and the score is 2.9 out of a possible 3.0.

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

        On November 1, 2016, as part of its defense to repayment rulemaking, the DOE issued a rule to revise its general standards of financial responsibility to include various actions and events that would require institutions to provide the DOE with irrevocable letters of credit upon the occurrence of certain triggering events. Due to litigation, these regulations are reinstated as of October, 2018. For additional information regarding this rule and the current rulemaking, see "—DOE rulemaking activities."

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

        Using the DOE's formula under the "90/10 Rule," NewSchool of Architecture and Design derived approximately 36%, 35% and 37% of its revenues (calculated on a cash basis) from Title IV program funds in fiscal years 2018, 2017 and 2016, respectively. Walden University derived approximately 76%, 73% and 73% of its revenues (calculated on a cash basis) from Title IV program funds in fiscal years 2018, 2017 and 2016, respectively.

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

        The DOE generally publishes official cohort default rates annually in September for the repayment period that ended the prior September 30. NewSchool of Architecture and Design's official cohort default rates for the 2015, 2014 and 2013 federal fiscal years were 7.4%, 5.2% and 5.1%, respectively. Walden University's official cohort default rates for the 2015, 2014 and 2013 federal fiscal years were 7.3%, 7.5% and 6.7%, respectively. The average national student loan default rates published by the DOE for all institutions that participated in the federal student aid programs for 2015, 2014 and 2013 were 10.8%, 11.5% and 11.3%, respectively, and for all proprietary institutions that participated in the federal student aid programs for 2015, 2014 and 2013 were 15.6%, 15.5% and 15.0%, respectively.

        Incentive compensation rule.    Under the HEA an institution participating in Title IV programs may not pay any commission, bonus or other incentive payments to any person involved in student recruitment or admissions or awarding of Title IV program funds, if such payments are based in any part, directly or indirectly, on success in enrolling students or obtaining student financial aid. Failure to comply could result in monetary penalties and/or sanctions imposed by the DOE, which could result in lower enrollments, revenue, and net operating income. The law and regulations governing this requirement do not establish clear criteria for compliance in all circumstances, creating uncertainty about what constitutes incentive compensation and which employees are covered by the regulation, rendering development of effective and compliant performance metrics more difficult to establish.

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

        Substantial misrepresentation.    The DOE has specific rules prohibiting substantial misrepresentations to students, members of the public, accrediting agencies and state licensing agencies, as well as the DOE. In the event that the DOE determines that an institution engaged in a substantial misrepresentation, it can revoke the institution's program participation agreement, impose limitations on the institution's participation in Title IV programs, deny participation applications on behalf of the institution, or seek to fine, suspend or terminate the institution's participation in Title IV programs. These regulations provide grounds for private litigants to seek to enforce the expanded regulations through False Claims Act litigation.

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

        The Higher Learning Commission conducted an on-site mid-cycle review of Walden University on May 1, 2017. The Higher Learning Commission determined that Walden University met the accreditation criteria, with the exception of two, for which it is requiring the school to submit follow-up reports. Specifically, Walden University was required to submit an interim report by May 2018 regarding its progress in addressing the "material weakness" (pertaining to Laureate's control over information technology systems) as identified by its auditors in its December 31, 2016 financial statements, and must submit a second interim report by May 2019 regarding retention and graduation rate improvements to doctoral programs.

        On September 8, 2016, MOHE sent to Walden University an information request regarding its doctoral programs and complaints filed by doctoral students as part of a program review MOHE is conducting and we have responded to this request. We cannot predict the timing or outcome of this matter.

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

        Borrower Defense-to-Repayment.    On November 1, 2016, the DOE published a rule that, among other provisions, established new standards and processes for determining whether a Direct Loan Program borrower has a defense to repayment ("DTR") on a loan due to acts or omissions by the institution at which the loan was used by the borrower for educational expenses (the "2016 DTR regulations"). The 2016 DTR regulations were to take effect on July 1, 2017. On June 15, 2017, the DOE announced an indefinite delay to its implementation of the 2016 DTR regulations, and on June 16, 2017 published a notice of intent to establish a negotiated rulemaking committee to develop proposed revisions to the rule.

        Among other topics, the 2016 DTR regulations established permissible borrower defense claims for discharge, procedural rules under which claims would be adjudicated, time limits for borrowers' claims, and guidelines for recoupment by the DOE of discharged loan amounts from institutions of higher education. They also prohibited schools from using any pre-dispute arbitration agreements, prohibited schools from prohibiting relief in the form of class actions by student borrowers, and invalidated clauses imposing requirements that students pursue an internal dispute resolution process before contacting authorities regarding concerns about an institution. For proprietary institutions, the 2016 DTR regulations described the threshold for loan repayment rates that would require specific disclosures to current and prospective students and the applicable loan repayment rate methodology. The 2016 DTR regulations also established new financial responsibility and administrative capacity requirements for both not-for-profit and for-profit institutions participating in the Title IV programs. Under the 2016 DTR regulations, certain events would automatically trigger a letter of credit, and the DOE retained discretion to impose a letter of credit upon the occurrence of other events.

        The DOE held negotiated rulemaking sessions in early 2018 regarding the DTR regulations. The DOE and negotiators failed to reach consensus on revised DTR regulations. On July 31, 2018, the DOE published in the Federal Register a proposed rule which would replace most substantive provisions of the 2016 DTR regulations, with a 30-day public comment period. The DOE did not issue a final rule by November 1, 2018, however it is possible the DOE may implement these revised rules or seek to further revise these rules prior to implementation.

        On July 6, 2017, the attorneys general of 18 states and the District of Columbia filed suit against the DOE claiming that its delay of the 2016 DTR regulations violated applicable law, including the Administrative Procedure Act. Through a series of orders dated September 12 and 17, and October 12, 2018, the U.S. District Court for the District of Columbia held that procedural delays by the DOE in implementing the 2016 DTR regulations were improper and required that the 2016 DTR regulations be reinstated as of October 16, 2018.

        DOE Rulemaking Activities.    On July 31, 2018, the DOE published a notice in the Federal Register announcing its intention to establish a negotiated rulemaking committee to draft proposed regulations regarding topics such as distance education, accreditation, innovation, competency-based programs, faith-based institutions and TEACH grants. The first two of the three scheduled negotiated rulemaking committee meetings took place in January and February 2019 and the last one is scheduled to take place in March 2019.

        Privacy of student records.    The Family Educational Rights and Privacy Act of 1974 ("FERPA"), and the DOE's FERPA regulations require educational institutions to protect the privacy of students' educational records by limiting an institution's disclosure of a student's personally identifiable information without the student's prior written consent. FERPA also requires institutions to allow students to review and request changes to their educational records maintained by the institution, to notify students at least annually of this inspection right and to maintain records in each student's file listing requests for access to and disclosures of personally identifiable information and the interest of such party in that information. If an institution fails to comply with FERPA, the DOE may require corrective actions by the institution or may terminate an institution's receipt of further federal funds. In addition, our U.S. Institutions are obligated to safeguard student information pursuant to the Gramm-Leach-Bliley Act (the "GLBA"), a federal law designed to protect consumers' personal financial information held by financial institutions and other entities that provide financial services to consumers. The GLBA and the applicable GLBA regulations require an institution to, among other things, develop and maintain a comprehensive, written information security program designed to protect against the unauthorized disclosure of personally identifiable financial information of students, parents or other individuals with whom such institution has a customer relationship. If an institution fails to comply with the applicable GLBA requirements, it may be required to take corrective actions, be subject to monitoring and oversight by the U.S. Federal Trade Commission ("FTC"), and be subject to fines or penalties imposed by the FTC. For-profit educational institutions are also subject to the general deceptive practices jurisdiction of the FTC with respect to their collection, use and disclosure of student information. The institution must also comply with the FTC Red Flags Rule, a section of the federal Fair Credit Reporting Act, that requires the establishment of guidelines and policies regarding identity theft related to student credit accounts.

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

        Implementing new educational programs and increasing enrollment.    The requirements and standards of state education agencies, accrediting agencies and the DOE limit our ability in certain instances to implement new educational programs or increase enrollment in certain programs. Many states require review and approval before institutions can add new programs. Our U.S. Institutions' state educational agencies and institutional and specialized accrediting agencies that authorize or accredit our U.S. Institutions and their programs generally require institutions to notify them in advance of implementing new programs, and upon notification may undertake a review of the quality of the facility or the program and the financial, academic and other qualifications of the institution.

        With respect to the DOE, if an institution participating in Title IV programs plans to add a new educational program, the institution must generally apply to the DOE to have the additional educational program designated as within the scope of the institution's Title IV eligibility. As a condition for an institution to participate in Title IV programs on a provisional basis, as in our case, the DOE can require prior approval of such programs or otherwise restrict the number of programs an institution may add or the extent to which an institution can modify existing educational programs. If an institution that is required to obtain the DOE's advance approval for the addition of a new program fails to do so, the institution may be liable for repayment of the Title IV program funds received by the institution or students in connection with that program.

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

Risks Relating to Our Continuing Business

We are a multinational business with continuing operations in ten countries around the world, predominantly in Latin America, and are subject to complex business, economic, legal, political, tax and foreign currency risks, which risks may be difficult to adequately address.

        In each of 2018, 2017 and 2016, over 80% of our revenues from continuing operations were generated from operations outside of the United States. Our continuing operations in four Latin American countries provided 73% of our revenues in 2018. We own or control 29 institutions and manage or have relationships with nine other licensed institutions in ten countries, each of which is subject to complex business, economic, legal, political, tax and foreign currency risks. We may have difficulty managing and administering an internationally dispersed business and we may need to expend additional funds to, among other things, staff key management positions, obtain additional information technology infrastructure and successfully implement relevant course and program offerings for a significant number of international markets, which may materially adversely affect our business, financial condition and results of operations.

        Additional challenges associated with the conduct of our business overseas that may materially adversely affect our operating results include:

  •
  the large size of our network and diverse range of institutions present numerous challenges, including difficulty in staffing and managing foreign operations as a result of distance, language, legal and other differences;

  •
  our concentration in Latin America presents risks relating to regional economic pressures;

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

Our divestiture activities and the ongoing strategic shift in our business may disrupt our ongoing business, involve increased expenses and present risks not contemplated at the time of the transactions.

        We are continuing to pursue our previously announced strategy of simplifying and focusing our business, including our announced plan to divest assets in Europe, Africa, Asia and Central America and create two scaled enterprises—one campus-based business primarily focused on emerging markets in Latin America, and one fully online platform in the U.S. These currently contemplated divestitures, along with past and any future divestitures, and the ongoing strategic shift in our business involve significant financial, operational and managerial risks and uncertainties, including:

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

  •
  disruption of our retained ongoing business and distraction of management; and

  •
  loss of key employees as a result of a contemplated or completed divestiture

        We may not be successful in overcoming the above risks and uncertainties or any other problems encountered in connection with a divestiture, which may adversely affect our operations and financial results. In addition, there is no assurance that our currently contemplated divestitures—or future divestitures—will be completed at all or within our contemplated timeframe, or will be completed on terms sufficient to allow us to achieve the anticipated benefits from the divestitures.

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

        The expansion of our existing online programs and the creation of new online academic programs may not be accepted by students or employers, or by government regulators or accreditation agencies. In addition, our efforts may be materially adversely affected by increased competition in the online education market or because of problems with the performance or reliability of our online program infrastructure. There is also increasing development of online programs by traditional universities, both in the public and private sectors, which may have more consumer acceptance than programs we develop, because of lower pricing or perception of greater value of their degrees in the marketplace, which may materially adversely affect our business, financial condition and results of operations.

Our success depends, in part, on the effectiveness of our marketing and advertising programs in recruiting new students.

        In order to maintain and increase our revenues and margins, we must continue to develop our admissions programs and attract new students in a cost-effective manner. The level of marketing and advertising and types of strategies used are affected by the specific geographic markets, regulatory compliance requirements and the specific individual nature of each institution and its students. The complexity of these marketing efforts contributes to their cost. If we are unable to advertise and market our institutions and programs successfully, our ability to attract and enroll new students could be materially adversely affected and, consequently, our financial performance could suffer. We use marketing tools such as the Internet, radio, television and print media advertising to promote our institutions and programs. Our representatives also make presentations at upper secondary schools. Additionally, we rely on the general reputation of our institutions and referrals from current students, alumni and employers as a source of new enrollment. As part of our marketing and advertising, we also subscribe to lead-generating databases in certain markets, the cost of which may increase. Among the factors that could prevent us from marketing and advertising our institutions and programs successfully are the failure of our marketing tools and strategies to appeal to prospective students, regulatory constraints on marketing, current student and/or employer dissatisfaction with our program offerings or results and diminished access to upper secondary campuses. In some of the countries in which we operate, enrollment growth in degree-granting, higher education institutions is slowing or is expected to slow. In order to maintain our growth, we will need to attract a larger percentage of students in existing markets and increase our addressable market by adding locations in new markets and rolling out new academic programs. Any failure to accomplish this may have a material adverse effect on our future growth.

If we do not effectively manage our growth and business, our results of operations may be materially adversely affected.

        We have expanded our business through the expansion of existing institutions and the acquisition of higher education institutions, and we may to do so in the future. Planned growth may require us to add management personnel and upgrade our financial and management systems and controls and information technology infrastructure. There is no assurance that we will be able to maintain or accelerate the current growth rate, effectively manage expanding operations, build expansion capacity, integrate new institutions or achieve planned growth on a timely or profitable basis. If our revenue growth is less than projected, the costs incurred for these additions and upgrades could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to identify, acquire or establish control of, and integrate additional higher education institutions, or effectively integrate previously acquired institutions, which could materially adversely affect our growth.

        We have previously relied on, and may in the future rely on, acquisitions as an element of our growth in targeted markets. However, there is no assurance that we will be able to continue to identify suitable acquisition candidates or that we will be able to acquire or establish control of any acquisition candidate on favorable terms, or at all. In addition, in many countries, the approval of a regulatory agency is needed to acquire or operate a higher education institution, which we may not be able to obtain. Furthermore, there is no assurance that any acquired institution can be integrated into our operations successfully or be operated profitably. Acquisitions involve a number of risks. If we do not make acquisitions or make fewer acquisitions than we have historically, or if our acquisitions are not managed successfully, our growth and results of operations may be materially adversely affected.

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

        All of these regulations and their applicable interpretations are subject to change. Moreover, regulatory agencies may scrutinize our institutions because they are owned or controlled by a U.S.-based for-profit corporation. Outside the United States, we may be particularly susceptible to such treatment because, in several of the countries in which we operate, our institutions are among the largest private institutions. Changes in applicable regulations may cause a material adverse effect on our business, financial condition and results of operations. For a full description of the material laws and regulations affecting our higher education institutions in the United States, and the impact of these laws and regulations on the operations of those institutions, including the ability of those institutions to continue to access U.S. federal student aid funding sources, see "—Risks relating to our highly regulated industry in the United States" and "Item 1—Business—Industry Regulation—U.S. Regulation."

        Changes in laws governing student financing could affect the availability of government-sponsored financing programs for our non-U.S. students, such as the Crédito con Aval del Estado (the "CAE Program"), a government-sponsored student loan program in Chile, the Fundo de Financiamento

Estudantil ("FIES"), a government-sponsored loan program in Brazil, and the Programa Universidade Para Todos ("PROUNI") in Brazil, all of which are offered by governments as a means of increasing student access to post-secondary education programs. If those programs are changed, or if our institutions or our students are no longer permitted to participate in those programs, or, in certain countries, if students who avail themselves of such programs do not graduate or subsequently default on their loans and we as a result become responsible for paying a significant portion of those loans, it could cause a material adverse effect on our business, financial condition and results of operations. For more information on the CAE Program, FIES and PROUNI, see "Item 1—Business—Industry Regulation—Brazilian Regulation" and "Item 1—Business—Industry Regulation—Chilean Regulation."

        The laws of the countries where we own or control institutions or may acquire ownership or control of institutions in the future must permit both private higher education institutions and foreign ownership or control of them. For political, economic or other reasons, a country could decide to change its laws or regulations to prohibit or limit private higher education institutions or foreign ownership or control or prohibit or limit our ability to enter into contracts or agreements with these institutions. If this change occurred, it could have a material adverse effect on our business, financial condition and results of operations and we could be forced to sell an institution at a price that could be lower than its fair market value or relinquish control of an institution. A forced sale or relinquishment of control could materially adversely affect our business, financial condition and results of operations.

Political and regulatory developments in Chile may materially adversely affect us.

        On January 24, 2018, a new Higher Education Law (the "New Law") was passed by the Chilean Congress. Among other things, the New Law prohibits conflicts of interests and related party transactions involving universities and their controlling parties, with certain exceptions, including the provision of services that are educational in nature or essential for the university's purposes. While we have modified some of our relationships with the Chilean universities in our network, and may need to make further modifications, we do not believe the New Law will change our relationship with our two tech/voc institutions in Chile that are for-profit entities. However, it is possible that the Chilean government will adopt additional laws that affect for-profit tech/voc institutions and their relationships with their owners.

        The New Law established a Superintendency of Higher Education, with authority to regulate institutions of higher education and promulgate regulations and procedures implementing the New Law. While we await the promulgation of additional regulations by the Superintendent of Higher Education prior to the May 2019 implementation date stipulated under the New Law, we are continuing to evaluate the impact the New Law will have on our Chilean operations, including the extent to which it will affect existing contractual relationships that we maintain with the Chilean non-profit universities. Once the Superintendent issues the regulations, the Company and the Chilean universities may need to evaluate additional modifications to the existing contractual relationships. We also will review our accounting treatment of the Chilean non-profit universities to determine whether we can continue to consolidate them. Our continuing evaluation of the impact of the New Law may result in changes to our expectations due to changes in our interpretations of the law, assumptions used, and additional guidance that may be issued. There is no assurance that the New Law will not have additional material adverse effects on our financial condition or results of operations.

        While we believe that all of our institutions in Chile are operating in full compliance with Chilean law, we cannot predict the extent or outcome of any additional educational reforms that may be implemented in Chile. Depending upon how these reforms are defined and implemented, there could be a material adverse effect on our financial condition and results of operations. Any additional significant disruption to our operations in Chile would have a material adverse effect on our financial condition and results of operations. Similar reforms in other countries in which we operate could also have a material adverse effect on our financial condition and results of operations.

Regulatory changes in Chile may reduce access to student financing for some of our students in Chile, which could reduce enrollments at our Chilean institutions.

        The Chilean government and Congress, as well as participants in the Chilean higher education sector, are engaged in a policy debate about how to reform the student financing system including, but not limited to, discussion of reform to the CAE system, modifications to the availability of means-tested free tuition for various classes of students and other initiatives. This policy debate may or may not result in actual legislative action. We cannot predict the extent or outcome of any reforms or changes to the student financing system in Chile. Depending on how these reforms, if any, are defined and implemented, there could be an adverse effect on the ability of students in Chile to access government-sponsored higher education funding and on the ability of our institutions in Chile to attract and retain students, which could result in a material adverse effect on our financial condition and results of operations.

We have been subject in the recent past to investigations by Chilean regulators and could become subject to other investigations in the future.

        In recent years, the not-for-profit universities in our network in Chile have been the subject of multiple investigations by various parts of the Chilean government, including the Chilean Congress, the Ministry of Education, the tax authorities and the public prosecutor, alleging various violations of Chilean law governing the non-profit status of universities. None of those investigations is currently active or has resulted in any material penalty to our institutions. While we believe that all of our institutions in Chile are operating in full compliance with Chilean law, we cannot predict what outcome may result from any future administrative processes or other investigations undertaken by the Chilean government, including by the newly appointed Superintendent of Higher Education under the New Law. Depending upon the outcome of any such processes or investigations, if any are instituted, there could be a material adverse effect on our financial condition and results of operations. Any disruption to our operations in Chile would have a material adverse effect on our financial condition and results of operations.

Our right to receive economic benefits from certain of the institutions that are organized as not-for-profit or non-stock entities, and that we account for as variable interest entities, may be limited.

        We have obtained board and operating control and controlling financial interests in entities outside the United States that are educational institutions similar to U.S. not-for-profit, non-stock universities. Under applicable law, these institutions do not have recognized "owners" or shareholders, and generally cannot declare dividends or distribute their net assets to us. For accounting purposes, we have determined that these institutions are variable interest entities under GAAP and that we are the primary beneficiary of these variable interest entities. Maintenance of our interest in the variable interest entity institutions, and our ability to receive economic benefits from these entities, is based on a combination of (1) service agreements that other Laureate entities have with the VIE institutions, allowing the institutions to access the benefits of the Laureate International Universities network and allowing us to recognize economies of scale throughout the network, and (2) our ability to transfer our rights to govern the VIE institutions, or the entities that possess those rights, to other parties, which would yield a return if and when these rights are transferred. In limited circumstances, we may have rights to the residual assets in liquidation. Under the mutually agreed service agreements, we are paid at market rates for providing services to institutions such as access to content, support with curriculum design, professional development, student exchange, access to dual degree programs, affiliation and access to the Laureate International Universities network, and management, legal, tax, finance, accounting, treasury, use of real estate and other services. While we believe these arrangements conform to applicable law, the VIE institutions are subject to regulation by various agencies based on the requirements of local jurisdictions. These agencies, as well as local legislative bodies, review and update laws and regulations as they deem necessary or appropriate. We cannot predict the form of any laws that may be enacted, or regulations that ultimately may be adopted in the future, or what effects they might have on our results of operations, financial condition and cash flows. If local laws or regulations were to change, the VIE institutions were found to be in violation of existing local laws or regulations, or regulators were to question the financial sustainability of the VIE institutions and/or whether the contractual arrangements were at fair value, local government agencies could, among other actions:

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

        Certain of our students require or desire professional licenses or certifications after graduation to obtain employment in their chosen fields. Their success in obtaining such licensure depends on several factors, including the individual merits of the student, whether the institution and the program were approved by the relevant government or by a professional association, whether the program from which the student graduated meets all governmental requirements and whether the institution is accredited. If one or more governmental authorities refuses to recognize our graduates for professional licensure in the future based on factors relating to us or our programs, the potential growth of our programs would be negatively affected, which could have a material adverse effect on our business, financial condition and results of operations. In addition, we could be exposed to litigation that would force us to incur legal and other expenses that could have a material adverse effect on our business, financial condition and results of operations. See "—Risks Relating to Our Highly Regulated Industry in the United States—The inability of our graduates to obtain licensure or other specialized outcomes in their chosen professional fields of study could reduce our enrollments and revenues, and potentially lead to litigation that could be costly to us."

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

        We have identified certain contingencies, primarily tax-related, that we have assessed as being reasonably possible of loss, but not probable of loss, and could have an adverse effect on our results of operations if the outcomes are unfavorable. In most cases, we have received indemnifications from the former owners and/or noncontrolling interest holders of the acquired businesses for contingencies. In cases where we are not indemnified, the unrecorded contingencies are primarily in Brazil and, in the aggregate, we estimate that the reasonably possible loss for these unrecorded contingencies in Brazil could be up to approximately $45 million if the outcomes were unfavorable in all cases. If we are not able to recover amounts that are subject to indemnification, the loss for these contingencies could be greater.

        During 2010, we were notified by the Spanish Taxing Authorities ("STA") (in this case, by the Regional Inspection Office of the Special Madrid Tax Unit) that an audit of some of our Spanish subsidiaries was being initiated for 2006 and 2007. On June 29, 2012, the STA issued a final assessment to Iniciativas Culturales de España, S.L. ("ICE"), our Spanish holding company, for approximately EUR 11.1 million ($12.6 million at December 31, 2018), including interest, for those two years based on its rejection of the tax deductibility of financial expenses related to certain intercompany acquisitions and the application of the Spanish ETVE regime. On July 25, 2012, we filed a claim with the Regional Economic-Administrative Court challenging this assessment and, in the same month, we issued a cash-collateralized letter of credit for the assessment amount, in order to suspend the payment of the tax due. Further, in July 2013, we were notified by the STA (in this case, by the Central Inspection Office for Large Taxpayers) that an audit of ICE was also being initiated for 2008 through 2010. On October 19, 2015, the STA issued a final assessment to ICE for approximately EUR 17.2 million ($19.6 million at December 31, 2018), including interest, for those three years. We have appealed this assessment and, in order to suspend the payment of the tax assessment until the court decision, we issued a cash-collateralized letter of credit for the assessment amount plus interest and surcharges. We believe the assessments in this case are without merit and intend to defend vigorously against them. During the second quarter of 2016, we were notified by the STA that tax audits of the Spanish subsidiaries were also being initiated for 2011 and 2012, and in July 2017 the tax audit was extended to include 2013. Also during the second quarter of 2016, the Regional Administrative Court issued a decision against the Company on its appeal. The Company has further appealed at the Highest Administrative Court level, which appeal has been rejected. The Company has appealed both decisions to the National Court. In the first quarter of 2018, the Company made payments to the STA totaling EUR 29.6 million (approximately US $33.8 million at December 31, 2018) in order to reduce the amount of future interest that could be incurred as the appeals process continues. The payments were made using cash that collateralized the letters of credit discussed above.

        In October of 2018, the STA issued a final assessment to ICE for the 2011 through 2013 period totaling approximately EUR 4.1 million (approximately US $4.7 million at December 31, 2018), including interest. As of December 31, 2018, the Company has posted a cash-collateralized letter of credit of approximately $5.7 million for the assessment, plus a surcharge.

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

        We report revenues, costs and earnings in U.S. dollars, while our institutions generally collect tuition in the local currency. Exchange rates between the U.S. dollar and the local currency in the countries where we operate institutions are likely to fluctuate from period to period. In 2018, approximately 81% of our revenues originated outside the United States. We translate revenues and other results denominated in foreign currencies into U.S. dollars for our consolidated financial statements. This translation is based on average exchange rates during a reporting period. In recent years, the U.S. dollar has strengthened against many international currencies, including the Brazilian real, euro and Mexican peso. As the exchange rate of the U.S. dollar strengthens, our reported international revenues and earnings are reduced because foreign currencies translate into fewer U.S. dollars. For the year ended December 31, 2018, a hypothetical 10% adverse change in average annual foreign currency exchange rates, excluding the impacts of our derivatives, would have decreased our operating income and our Adjusted EBITDA by $25.0 million and $65.0 million, respectively. For more information, see "Item 7A—Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Exchange Risk."

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

        As of December 31, 2018, the net carrying value of our goodwill and other intangible assets totaled approximately $2,858.8 million. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. Due to the revaluation of our assets at the time of the LBO and acquisitions we have completed historically, goodwill makes up a significant portion of our total assets. In accordance with generally accepted accounting principles, we periodically review goodwill and indefinite-lived intangibles for impairment and any excess in carrying value over the estimated fair value is charged to the results of operations. Our review of goodwill and indefinite-lived intangibles at December 31, 2018 resulted in an aggregate reduction of $3.1 million in the value of such assets in our financial statements. Future reviews of goodwill and indefinite-lived intangibles could result in reductions. Any reduction in net income and operating income resulting from the write down or impairment of goodwill and indefinite-lived intangibles could adversely affect our financial results. If economic or industry conditions deteriorate or if market valuations decline, including with respect to our Class A common stock, we may be required to impair goodwill and indefinite-lived intangibles in future periods.

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

        Furthermore, we are subject to a variety of laws and regulations globally regarding privacy, data protection, and data security, including those related to the collection, storage, handling, use, disclosure, transfer, and security of personal data. For example, the European Union's newly adopted privacy and data security regulation, the General Data Protection Regulation (the "GDPR"), that went into effect in May 2018, imposes more stringent requirements in how we collect and process personal data and provides for significantly greater penalties for noncompliance (including possible fines of up to 4% of total company revenue). Countries in other regions, including Latin America, have passed or are considering similar privacy regulations, resulting in additional compliance burdens and uncertainty as to how some of these laws will be interpreted. We have invested, and expect to continue to invest, significant resources to comply with the GDPR and other privacy laws and regulations.

        A breach, theft or loss of personal information regarding our students and their families, our employees, or other persons that is held by us or our vendors, or a violation of the laws and regulations governing privacy in one or more of the countries in which we operate, could result in significant penalties or legal liability, reputational damage, and/or remediation and compliance costs, which could be substantial and materially adversely affect our business, financial condition and results of operations.

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

        All of our institutions offer a certain percentage of online course offerings. The educational content contained in such online course offerings is inherently more susceptible to infringement than campus-based learning materials because it is easier to make many digital copies of an online text, picture, video or audio file than it is to reproduce hard-copy materials. Also, intellectual property laws can vary from country to country, resulting in additional risk of infringement when licensing the same materials in multiple countries. Our institutions take reasonable precautions to ensure that all course content offerings used by them are properly licensed and distributed; however, there is no guarantee that all of our course content offerings are properly licensed. Additionally, we create universally applicable course and program offerings that are licensed throughout our institutions, meaning that a single act of infringement could adversely affect multiple institutions around the world. Intellectual property infringement by us and our institutions can result in damaged vendor relationships, legal proceedings, loss of course content, and reputational loss, which could negatively affect our reputation, and our financial condition and results of operations may be materially adversely affected.

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

        Our institutions are vulnerable to natural or other disasters, including fires, floods, earthquakes, hurricanes and other events beyond our control. A number of our institutions are located in areas such as Mexico and Peru that are prone to damage from major weather events, which may be substantial. For example, in 2017, Peru's normally arid regions experienced historic, torrential rainfall and subsequent flooding. At least one of our campuses located there suffered flood-related damage. There, as elsewhere in the country, flood-related damage caused a range of disruptions, including in our case a delay in the regularly scheduled start of classes for the semester, which caused revenue disruptions. A number of our institutions are also located in areas, such as Chile, Mexico and Peru, that are prone to earthquake damage. Also in 2017, a magnitude 7.1 earthquake struck Mexico causing a temporary suspension of activities at several UVM and UNITEC campuses located in the affected states of Mexico City, Puebla, Veracruz, Morelos, Chiapas and Estado de México. UVM and UNITEC temporarily suspended all activities on 21 campuses at the request of the Ministry of Education. The temporary suspension lasted 12 days on average and we incurred significant direct costs for repairs due to the earthquake. It is possible that one or more of our institutions would be unable to operate for an extended period of time in the event of a hurricane, earthquake or other disaster which does substantial damage to the area in which an institution is located. The failure of one or more of our institutions to operate for a substantial period of time could have a material adverse effect on our results of operations. In the event of a major natural or other disaster, we could also experience loss of life of students, faculty members and administrative staff, or liability for damages or injuries.

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

If we fail to attract and retain the key talent needed for us to timely achieve our business objectives, our business and results of operations could be harmed.

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

        Our business is subject to the risk of litigation by employees, students, suppliers, competitors, minority partners, counterparties in transactions in which we purchase or sell assets, stockholders, government agencies or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation, some of which may take place in jurisdictions where local parties may have certain advantages over foreign parties. The outcome of litigation, particularly class action lawsuits, regulatory actions and intellectual property claims, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, or may assert criminal charges, and the magnitude of the potential loss relating to these lawsuits may remain unknown for substantial periods of time. In addition, certain of these lawsuits, if decided adversely to us or settled by us, may result in liability material to our financial statements as a whole or may negatively affect our operating results if changes to our business operation are required. The cost to defend future litigation may be significant. There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may materially adversely affect our business, financial condition and results of operations. See "Item 3—Legal Proceedings."

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

We have in the past had material weaknesses in our internal control over financial reporting.

        In 2018, we remediated each of the four material weaknesses that were previously identified and were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. See "Item 9A. Controls and Procedures—Remediation of Material Weaknesses."

        However, we may in the future discover areas of our internal financial and accounting controls and procedures that need improvement. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, regardless of how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

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

Risks Relating to Our Highly Regulated Industry in the United States

Failure of each of our U.S. Institutions to comply with extensive regulatory requirements could result in significant monetary liabilities, fines and penalties, restrictions on our operations, limitations on our growth, or loss of access to federal student loans and grants for our students, on which we are substantially dependent.

        Our U.S. Institutions are subject to extensive regulatory requirements, including at the federal, state, and accrediting agency levels. Many students at our U.S. Institutions rely on the availability of federal student financial aid programs, known as Title IV programs, which are administered by the DOE, to finance their cost of attending our institutions. For the fiscal year ended December 31, 2018, Walden University and NewSchool of Architecture and Design derived approximately 76% and 36% of their revenues (calculated on a cash basis) from Title IV program funds.

        To participate in Title IV programs, our U.S. Institutions must be authorized by the appropriate state education agency or agencies, be accredited by an accrediting agency recognized by the DOE, and be certified as an eligible institution by the DOE. As a result, our U.S. Institutions are subject to extensive regulation and review by these agencies and commissions, including our educational programs, instructional and administrative staff, administrative procedures, marketing, student recruiting and admissions, and financial operations. These regulations also affect our ability to acquire or open additional institutions, add new educational programs, substantially change existing programs or change our corporate or ownership structure. The agencies and commissions that regulate our operations periodically revise their requirements and modify their interpretations of existing requirements. Regulatory requirements are not always precise and clear, and regulatory agencies may sometimes disagree with the way we interpret or apply these requirements. If we misinterpret or are found to have not complied with any of these regulatory requirements, our U.S. Institutions could suffer financial penalties, limitations on their operations, loss of accreditation, termination of or limitations on their ability to grant degrees and certificates, or limitations on or termination of their eligibility to participate in Title IV programs, each of which could materially adversely affect our business, financial condition and results of operations. In addition, if we are charged with regulatory violations, our reputation could be damaged, which could have a negative impact on our enrollments and materially adversely affect our business, financial condition and results of operations. We cannot predict with certainty how all of these regulatory requirements will be applied, or whether we will be able to comply with all of the applicable requirements in the future.

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

        The U.S. Higher Education Act (the "HEA") is a federal law that governs Title IV programs. The U.S. Congress must authorize and appropriate funding for Title IV programs under the HEA and can change the laws governing Title IV programs at any time. Congress reauthorizes the Higher Education Act, which governs federal financial assistance for higher education, approximately every five to eight years. However, the HEA was most recently reauthorized in August 2008. Congress is considering the reauthorization of the HEA and is expected to conduct hearings examining various issues relating to the HEA, such as accreditation reform, Title IV disbursement and institutional accountability. It is possible there will be new HEA reauthorization bills and oversight hearings in this Congress. We cannot predict the timing and terms of any eventual HEA reauthorization, including any potential changes to institutional participation, student eligibility requirements or funding levels for particular Title IV programs, which terms may materially adversely affect our business, financial condition and results of operations. Apart from Title IV programs, eligible veterans and military personnel may receive educational benefits for the pursuit of higher education.

        We cannot predict with certainty the future funding levels for Title IV programs, or for programs providing educational benefits to veterans and military personnel, or the nature of any future revisions to the law or regulations related to these programs. Because a significant percentage of the revenues of our U.S. Institutions is and is expected to be derived from Title IV programs, any action by the U.S. Congress that significantly reduces Title IV program funding or the ability of our U.S. students to participate in Title IV programs, could have a material adverse effect on the enrollments, business, financial condition and results of operations of our postsecondary educational institutions in the United States (our U.S. Institutions).

        In recent years, the U.S. Department of Education ("DOE") has proposed or promulgated a substantial number of new regulations that impact our U.S. Institutions, including, but not limited to, borrower defenses to repayment, state authorization, financial responsibility, and gainful employment. For additional information regarding these regulations, see: "—The DOE may adopt regulations governing federal student loan debt forgiveness that could result in liability for amounts based on borrower defenses or affect the DOE's assessment of our institutional capability"; "—If any of our U.S. Institutions fails to obtain or maintain any of its state authorizations in states where such authorization is required or fail to comply with the laws and regulations of such states, that institution may not be able to operate or enroll students in that state, and may not be able to award Title IV program funds to students"; "—If any of our U.S. Institutions do not meet specific financial responsibility standards established by the DOE, that institution may be required to post a letter of credit or accept other limitations to continue participating in Title IV programs, or that institution could lose its eligibility to participate in Title IV programs"; and "—We or certain of our educational programs at our U.S. Institutions may lose eligibility to participate in Title IV programs if any of our U.S. Institutions or certain of their educational programs cannot satisfy the DOE's 'gainful employment' requirements." Any of these new or proposed regulations could have a material adverse effect on enrollments, business, financial condition, and results of operations of our U.S. Institutions.

        On July 31, 2018, the DOE published a notice in the Federal Register announcing its intention to establish a negotiated rulemaking committee to draft proposed regulations regarding topics such as distance education, accreditation, innovation, competency-based programs, faith-based institutions and TEACH grants. The first two of the three scheduled negotiated rulemaking committee meetings took place in January and February 2019 and the last one is scheduled to take place in March 2019. We cannot predict with certainty when these new regulations would be finalized or effective nor the impact such new regulations could have on our business, financial conditions or results of operations.

The DOE may adopt regulations governing federal student loan debt forgiveness that could result in liability for amounts based on borrower defenses or affect the DOE's assessment of our institutional capability.

        Under the DOE's current regulations, a William D. Ford Federal Direct Loan Program (the "Direct Loan Program") borrower may assert as a defense to repayment any "act or omission of the school attended by the student that would give rise to a cause of action against the school under applicable State law." On November 1, 2016, the DOE published a rule that, among other provisions, established new standards and processes for determining whether a Direct Loan Program borrower has a defense to repayment ("DTR") on a loan due to acts or omissions by the institution at which the loan was used by the borrower for educational expenses (the "2016 DTR regulations"). The 2016 DTR regulations were to take effect on July 1, 2017. On June 15, 2017, the DOE announced an indefinite delay to its implementation of the 2016 DTR regulations, and on June 16, 2017 published a notice of intent to establish a negotiated rulemaking committee to develop proposed revisions to the rule.

        Among other topics, the 2016 DTR regulations established permissible borrower defense claims for discharge, procedural rules under which claims would be adjudicated, time limits for borrowers' claims, and guidelines for recoupment by the DOE of discharged loan amounts from institutions of higher education. They also prohibited schools from using any pre-dispute arbitration agreements, prohibited schools from prohibiting relief in the form of class actions by student borrowers, and invalidated clauses imposing requirements that students pursue an internal dispute resolution process before contacting authorities regarding concerns about an institution. For proprietary institutions, the 2016 DTR regulations described the threshold for loan repayment rates that would require specific disclosures to current and prospective students and the applicable loan repayment rate methodology. The 2016 DTR regulations also established new financial responsibility and administrative capacity requirements for both not-for-profit and for-profit institutions participating in the Title IV programs. Under the 2016 DTR regulations, certain events would automatically trigger a letter of credit, and the DOE retained discretion to impose a letter of credit upon the occurrence of other events.

        The DOE held negotiated rulemaking sessions in early 2018 regarding the DTR regulations. The DOE and negotiators failed to reach consensus on revised DTR regulations. On July 31, 2018, the DOE published in the Federal Register a proposed rule which would replace most substantive provisions of the 2016 DTR regulations, with a 30-day public comment period. The DOE did not issue a final rule by November 1, 2018, however it is possible the DOE may implement these revised rules or seek to further revise these rules prior to implementation.

        On July 6, 2017, the attorneys general of 18 states and the District of Columbia filed suit against the DOE claiming that its delay of the 2016 DTR regulations violated applicable law, including the Administrative Procedure Act. Through a series of orders dated September 12 and 17, and October 12, 2018, the U.S. District Court for the District of Columbia held that procedural delays by the DOE in implementing the 2016 DTR regulations were improper and required that the 2016 DTR regulations be reinstated as of October 16, 2018.

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

        An institution must be accredited by an accrediting agency recognized by the DOE to participate in Title IV programs. Each of our U.S. Institutions is so accredited, and such accreditation is subject to renewal or review periodically or when necessary. If any of our U.S. Institutions fails to satisfy any of its respective accrediting commission's standards, that institution could lose its accreditation by its respective accrediting commission, which would cause the institution to lose eligibility to participate in Title IV programs and experience a significant decline in total student enrollments. In addition, many of our U.S. Institutions' individual educational programs are accredited by specialized accrediting commissions or approved by specialized state agencies. If any of our U.S. Institutions fails to satisfy the standards of any of those specialized accrediting commissions or state agencies, the institution could lose the specialized accreditation or approval for the affected programs, which could result in materially reduced student enrollments in those programs and have a material adverse effect on our business, financial condition and results of operations. In addition, if an accrediting body of one of our U.S.

Institutions loses recognition by the DOE, that institution could lose its ability to participate in Title IV programs.

If any of our U.S. Institutions fails to obtain or maintain any of its state authorizations in states where such authorization is required or fail to comply with the laws and regulations of such states, that institution may not be able to operate or enroll students in that state, and may not be able to award Title IV program funds to students.

        The DOE requires that an educational institution be authorized in each state where it physically operates in order to participate in Title IV programs. The level of regulatory oversight varies substantially from state to state. Our campus-based U.S. Institutions are authorized by applicable state educational licensing agencies to operate and to grant degrees or diplomas, which authorizations are required for students at these institutions to be eligible to receive funding under Title IV programs. If any of our U.S. Institutions fails to continuously satisfy applicable standards for maintaining its state authorization in a state in which that institution is physically located, that institution could lose its authorization from the applicable state educational agency to offer educational programs and could be forced to cease operations in that state. Such a loss of authorization would also cause that institution's location in the state to lose eligibility to participate in Title IV programs, which could have a material adverse effect on our business, financial condition and results of operations.

        We are subject to extensive laws and regulations by the states in which we are authorized or licensed to operate. State laws typically establish standards for instruction, qualifications of faculty, administrative procedures, marketing, recruiting, financial operations and other operational matters. State laws and regulations are subject to change and may limit our ability to offer educational programs and to award degrees and may limit the ability of our students to sit for certification exams in their chosen fields of study. In addition, as mentioned above, attorneys general in several states have become more active in enforcing state consumer protection laws. In addition, we may be subject to litigation by private parties alleging that we violated state laws regarding the educational programs we provide and their operations. For more information on these lawsuits, see "Item 3—Legal Proceedings."

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

        Our online educational programs offered by our U.S. Institutions and the constantly changing regulatory environment require us to continually evaluate our state regulatory compliance activities. We review the licensure or authorization requirements of other states to determine whether our activities in those states constitute a presence or otherwise require licensure or authorization by the respective state education agencies. Therefore, in addition to the states where we maintain physical facilities, we have obtained, or are in the process of obtaining, approvals or exemptions that we believe are necessary in connection with our activities that may constitute a presence in such other states requiring licensure or authorization by the state educational agency based on the laws, rules or regulations of that state. Some of our approvals are pending or are in the renewal process.

        In recent years, regional state compacts have created the National Council for State Authorization Reciprocity Agreements ("NC-SARA"), which is a voluntary agreement among member states and U.S. territories that establishes comparable national standards for interstate offering of postsecondary distance-education courses and programs. As of the date of this filing, all states except California participate in NC-SARA. NC-SARA requires each participating institution to have a federal composite score as measured by the DOE at the parent level of a 1.5 (or a 1.0 with justification acceptable to the state). Neither of our U.S. Institutions participates in NC-SARA because Laureate has a composite score of below 1.0. Accordingly, our U.S. Institutions must apply for and comply with each state's authorization requirements. Many states have established or are proposing legislation to create new or different criteria for authorization of "non-SARA" institutions, including requiring them to post bonds and/or meet composite score requirements. If our U.S. Institutions do not meet these requirements, they may not enroll students in that state, which could have a material impact on our business.

        Additionally, the DOE is currently reviewing its state authorization requirements pertaining to distance education. On December 19, 2016, the DOE published final regulations regarding state authorization for programs offered through distance education and state authorization for foreign locations of institutions. Among other provisions, these final regulations require that an institution participating in the Title IV federal student aid programs and offering post-secondary education through distance education be authorized by each state in which the institution enrolls students, if such authorization is required by the state, as well as required each institution to document and make certain disclosures regarding the state process for resolving complaints for programs offered through distance education or correspondence. The DOE would recognize, although not specifically require, authorization through participation in a state authorization reciprocity agreement, if the agreement does not prevent a state from enforcing its own laws. These regulations were meant to take effect on July 1, 2018, but the DOE announced a delay and has since begun a new rulemaking process in January of 2019 that includes a review of these regulations. We cannot predict with certainty when these new regulations would be finalized or effective.

        Any failure to comply with state requirements for our campuses or our distance education programs, or any new or modified regulations at the federal or state level, could result in our inability to enroll students or receive Title IV funds for students in those states and could result in restrictions on our growth and enrollments. If any of our U.S. Institutions fails to comply with state licensure or authorization requirements, we could be subject to various sanctions, including restrictions on recruiting students, providing educational programs and other activities in that state, and fines and penalties. Additionally, new laws, regulations or interpretations related to providing online educational programs and services could increase our cost of doing business and affect our ability to recruit students in particular states, which could, in turn, negatively affect enrollments and revenues and otherwise have a material adverse effect on our business, financial condition and results of operations.

The inability of our graduates to obtain licensure or other specialized outcomes in their chosen professional fields of study could reduce our enrollments and revenues, and potentially lead to litigation that could be costly to us.

        Certain of our graduates seek professional licensure or other specialized outcomes in their chosen fields following graduation. Their success in obtaining these outcomes depends on several factors, including the individual merits of the learner, but also may depend on whether the institution or its programs were approved by the state or by a professional association, whether the program from which the learner graduated meets all state requirements and whether the institution is accredited. In addition, professional associations may refuse to certify specialized outcomes for our learners. The state requirements for licensure are subject to change, as are the professional certification standards, and we may not immediately become aware of changes that may impact our learners in certain instances. Also, the final gainful employment regulations require an institution to certify to the DOE that its educational programs subject to the gainful employment requirements, which include all programs offered by our U.S. Institutions, meet the applicable requirements for graduates to be professionally or occupationally certified in the state in which the institution is located. In the event that one or more states refuses to recognize our learners for professional licensure, and/or professional associations refuse to certify specialized outcomes for our learners, based on factors relating to our institution or programs, the potential growth of our programs would be negatively affected, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, we could be exposed to litigation that would force us to incur legal and other expenses that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Increased regulatory and enforcement effort of consumer protection laws could be a catalyst for legislative or regulatory restrictions, investigations, enforcement actions and claims that could, individually or in the aggregate, materially adversely affect our business, financial condition, results of operations and cash flows.

        In recent years, the proprietary education industry has experienced broad-based, intensifying scrutiny in the form of increased investigations and enforcement actions. Attorneys general and educational authorizing agencies in several states, as well as the FTC and Consumer Financial Protection Bureau have become more active in enforcing consumer protection laws, especially related to recruiting practices and the financing of education at proprietary educational institutions.

        In addition, the DOE has specific rules prohibiting substantial misrepresentations to students, members of the public, accrediting agencies and state licensing agencies, as well as the DOE. In the event that the DOE determines that an institution engaged in a substantial misrepresentation, it can revoke the institution's program participation agreement, impose limitations on the institution's participation in Title IV programs, deny participation applications on behalf of the institution, or seek to fine, suspend or terminate the institution's participation in Title IV programs. These regulations provide grounds for private litigants to seek to enforce the expanded regulations through False Claims Act litigation.

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

        As described in more detail under "Item 1-Business-Industry Regulation-U.S. Regulation" in our 2018 Form 10-K, the DOE annually assesses our U.S. Institutions' financial responsibility through a composite score determination based on the Laureate consolidated audited financial statements and not at the individual institutional level. Based on Laureate's composite score for its fiscal year ended December 31, 2017, the DOE determined that it, and consequently, Walden University and NewSchool of Architecture and Design, failed to meet the standards of financial responsibility. As a result, in a letter sent to Laureate on November 20, 2018, the Department required Laureate to increase its existing letter of credit to $139,002,398 (15% of the Title IV program funds that Walden University and the other institutions that Laureate owned in the U.S. at that time received during the most recently completed fiscal year), continued the institutions on Heightened Cash Monitoring 1 and required Laureate to continue to comply with additional notification and reporting requirements, including submitting bi-weekly cash flow statements for Laureate and monthly student rosters of the institutions, which has been a requirement since April 2018.

        On November 1, 2016, as part of its defense to repayment rulemaking, the DOE issued a rule to revise its general standards of financial responsibility to include various actions and events that would require institutions to provide the DOE with irrevocable letters of credit upon the occurrence of certain triggering events. Due to litigation, the 2016 DTR regulations were reinstated as of October 16, 2018. For additional information regarding this rule and current rulemaking, see "Risk Factors-Risks Relating to Our Highly Regulated Industry in the United States-The DOE may adopt regulations governing federal student loan debt forgiveness that could result in liability for amounts based on borrower defenses or affect the DOE's assessment of our institutional capability," in our Form 10-K. If we are required to repay the DOE for any successful DTR claims by students who attended our U.S. Institutions, or we are required to obtain additional letters of credit or increase our current letter of credit, it could materially affect our business, financial conditions and results of operations.

        In addition, an institution participating in Title IV programs must calculate the amount of unearned Title IV program funds that it has disbursed to students who withdraw from their educational programs before completing such programs and must return those unearned funds to the appropriate lender or the DOE in a timely manner, generally within 45 days of the date the institution determines that the student has withdrawn. If any of our U.S. Institutions does not properly calculate and timely return the unearned funds for a sufficient percentage of students, that institution may have to post a letter of credit in favor of the DOE equal to 25% of Title IV program funds that should have been returned for such students in the prior fiscal year. Additionally, if any of our U.S. Institutions does not correctly calculate and timely return unearned Title IV program funds, that institution may be liable for repayment of Title IV funds and related interest and may be fined, sanctioned, or otherwise subject to adverse actions by the DOE, including termination of that institution's participation in Title IV programs. Any of these adverse actions could increase our cost of regulatory compliance and have a material adverse effect on our business, financial condition and results of operations.

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

        A provision of the HEA commonly referred to as the "90/10 Rule" provides that a for-profit educational institution loses its eligibility to participate in Title IV programs if, under a complex regulatory formula that requires cash basis accounting and other adjustments to the calculation of revenues, the institution derives more than 90% of its revenues from Title IV program funds for any two consecutive fiscal years. If any of our U.S. Institutions were to violate the 90/10 Rule, that institution would become ineligible to participate in Title IV programs as of the first day of the fiscal year following the second consecutive fiscal year in which the institution exceeded the 90% threshold and would be unable to regain eligibility for two fiscal years thereafter. In addition, an institution that derives more than 90% of its revenue (on a cash basis) from Title IV programs for any single fiscal year will be placed on provisional certification for at least two fiscal years and may be subject to additional conditions or sanctions imposed by the DOE. Using the DOE's formula under the "90/10 Rule," Walden University and NSAD derived approximately 76% and 36% of their revenues (calculated on a cash basis), respectively, from Title IV program funds for the fiscal year ended December 31, 2018.

        Walden University's ratio could increase in the future. Congressional increases in students' Title IV grant and loan limits may result in an increase in the revenues we receive from Title IV programs. In recent years, legislation has been introduced in Congress that would revise the 90/10 Rule to consider educational benefits for veterans and military personnel from the Department of Veteran Affairs and Department of Defense, respectively, in the same manner as Title IV funds for purposes of the rule, to prohibit institutions from participating in Title IV programs for one year if they derive more than 90% of their total revenues (calculated on a cash basis) from the Title IV programs and these other federal programs in a single fiscal year rather than the current rule of two consecutive fiscal years, and to revise the 90/10 Rule to an 85/15 rule. We cannot predict whether, or the extent to which, any of these proposed revisions could be enacted into law. In addition, reductions in state appropriations in a number of areas, including with respect to the amount of financial assistance provided to post-secondary students, could further increase our U.S. Institutions' percentages of revenues derived from Title IV program funds. The employment circumstances of our students or their parents could also increase reliance on Title IV program funds. If Walden University becomes ineligible to participate in Title IV programs as a result of noncompliance with the 90/10 Rule, it could have a material adverse effect on our business, financial condition and results of operations.

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

        NewSchool of Architecture and Design's official cohort default rates for the 2015, 2014 and 2013 federal fiscal years were 7.4%, 5.2% and 5.1%, respectively. Walden University's official cohort default rates for the 2015, 2014 and 2013 federal fiscal years were 7.3%, 7.5% and 6.7%, respectively. The average national student loan default rates published by the DOE for all institutions that participated in the federal student aid programs for 2015, 2014 and 2013 were 10.8%, 11.5% and 11.3%, respectively, and for all proprietary institutions that participated in the federal student aid programs for 2015, 2014 and 2013 were 15.6%, 15.5% and 15.0%, respectively.

        While we believe neither of our institutions is in danger of exceeding the regulatory default rate thresholds for other Title IV programs, we cannot provide any assurance that this will continue to be the case. Any increase in interest rates on federal loans, as well as declines in income or job losses for our students, could contribute to higher default rates on student loans. Exceeding the student loan default rate thresholds and losing eligibility to participate in Title IV programs would have a material adverse effect on our business, financial condition and results of operations. Any future changes in the formula for calculating student loan default rates, economic conditions or other factors that cause our default rates to increase, could place our U.S. Institutions in danger of losing their eligibility to participate in Title IV programs, which would have a material adverse effect on our business, financial condition and results of operations.

We could be subject to sanctions or other adverse legal actions if any of our U.S. Institutions were to pay impermissible commissions, bonuses or other incentive payments to individuals involved in or with responsibility for certain recruiting, admission or financial aid activities.

        Under the HEA an institution participating in Title IV programs may not pay any commission, bonus or other incentive payments to any person involved in student recruitment or admissions or awarding of Title IV program funds, if such payments are based in any part, directly or indirectly, on success in enrolling students or obtaining student financial aid. Failure to comply could result in monetary penalties and/or sanctions imposed by the DOE, which could result in lower enrollments, revenue, and net operating income. The law and regulations governing this requirement do not establish clear criteria for compliance in all circumstances, creating uncertainty about what constitutes incentive compensation and which employees are covered by the regulation, rendering development of effective and compliant performance metrics more difficult to establish.

        In addition, in recent years, several for-profit education companies have been faced with whistleblower lawsuits under the Federal False Claims Act, known as "qui tam" cases, by current or former employees alleging violations of the prohibition against incentive compensation. If the DOE were to determine that we or any of our U.S. Institutions violated the prohibition regarding impermissible commissions, or if we were to be found liable in a False Claims action alleging a violation of this law, or if any third parties we have engaged were to violate this law, we could be fined or sanctioned by the DOE, or subjected to other monetary liability or penalties that could be substantial, including the possibility of treble damages under a False Claims action, any of which could harm our reputation, impose significant costs and have a material adverse effect on our business, financial condition and results of operations.

We or certain of our educational programs at our U.S. Institutions may lose eligibility to participate in Title IV programs if any of our U.S. Institutions or certain of their educational programs cannot satisfy the DOE's "gainful employment" requirements.

        Under the HEA, proprietary schools generally are eligible to participate in Title IV programs in respect of educational programs that lead to "gainful employment in a recognized occupation." Historically, the concept of "gainful employment" has not been defined in detail. On October 30, 2014, the DOE published regulations to define "gainful employment," which became effective on July 1, 2015. The regulations define this concept using two ratios, one based on annual debt-to-annual earnings ("DTE") and another based on annual debt-to-discretionary income ("DTI") ratio. Under the regulations, an educational program with a DTE ratio at or below 8% or a DTI ratio at or below 20% is considered "passing." An educational program with a DTE ratio greater than 8% but less than or equal to 12% or a DTI ratio greater than 20% but less than or equal to 30% is considered to be "in the zone." An educational program with a DTE ratio greater than 12% and a DTI ratio greater than 30% is considered "failing." An educational program will cease to be eligible for students to receive Title IV program funds if its DTE and DTI ratios are failing in two out of any three consecutive award years or if both of those rates are failing or in the zone for four consecutive award years. The regulations also require an institution to provide warnings to current and prospective students in programs which may lose Title IV eligibility at the end of an award or fiscal year. For more information, see "Item 1-Business-Industry Regulation-U.S. Regulation-Regulation of Federal Student Financial Aid Programs-Gainful Employment."

        In January 2017, the DOE issued final DTE rates to institutions. Of the programs currently offered by NewSchool of Architecture and Design and Walden University, three programs are in the zone. Additionally, the regulations require an institution to certify to the DOE that its educational programs subject to the gainful employment requirements, which include all programs offered by our U.S. Institutions, meet the applicable requirements for graduates to be professionally or occupationally licensed or certified in the state in which the institution is located. The regulations also include requirements for the reporting of student and program data by institutions to the DOE and expand the disclosure requirements that have been in effect since July 1, 2011.

        The DOE decided to review its gainful employment regulations by negotiated rulemaking in early 2018, but failed to meet consensus on the DOE's proposed regulatory changes. On August 14, 2018, the DOE released a Notice of Proposed Rulemaking which would rescind its gainful employment regulations and related requirements. Comments were due September 13, 2018. The DOE did not meet the master calendar deadline of November 1 to issue a new regulation to rescind the gainful employment requirements, and therefore it is not clear when any new such regulation to repeal these regulations will become effective. While the DOE has required institutions to continue to report data to the DOE, it has not issued new GE metrics for institutions and has delayed certain disclosure requirements. We cannot predict with any certainty the outcome of the DOE's proposal to rescind the gainful employment regulations or the extent to which it ultimately proposes gainful employment regulations that differ from the current regulations.

        The failure of any program or programs offered by any of our U.S. Institutions to satisfy any gainful employment regulations could render that program or programs ineligible for Title IV program funds and we may choose to cease offering the program or programs. Additionally, any gainful employment data released by the DOE about our U.S. Institutions or warnings provided under the regulations could influence current students not to continue their studies, discourage prospective students from enrolling in our programs or negatively impact our reputation. Due to GE certification requirements, it is possible that several programs offered by our schools may be adversely affected by the regulations due to lack of specialized program accreditation, licensure or certification or in the states in which such institutions are based. We also could be required to make changes to certain programs in the future in order to comply with the rule or to avoid the uncertainty associated with such compliance. Any of these factors could reduce enrollments, impact tuition prices, and have a material adverse effect on our U.S. Institutions' business, financial condition and results of operations.

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

        On September 8, 2016, as part of a program review that the Minnesota Office of Higher Education ("MOHE") is conducting of Walden University's doctoral programs, MOHE sent to Walden

University an information request regarding its doctoral programs and complaints filed by doctoral students, to which we have responded. We cannot predict the timing or outcome of this matter. However, if MOHE makes an adverse determination, it could have a material adverse effect on our business, financial condition and results of operations.

        The Higher Learning Commission conducted an on-site mid-cycle review of Walden University on May 1, 2017. The Higher Learning Commission determined that Walden University met the accreditation criteria, with the exception of two, for which it is requiring the school to submit follow-up reports. Specifically, Walden University was required to submit an interim report by May 2018 regarding its progress in addressing the "material weakness" (pertaining to Laureate's control over information technology systems) as identified by its auditors in its December 31, 2016 financial statements, and must submit a second interim report by May 2019 regarding retention and graduation rate improvements to doctoral programs.

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

        We have substantial debt. As of December 31, 2018, we had outstanding: (a) a senior secured credit facility (the "Senior Secured Credit Facilities") consisting of (1) a multi-currency revolving credit facility scheduled to mature in April 2022 and (2) a senior secured term loan facility scheduled to mature in April 2024 (the "2024 Term Loan"); (b) senior notes consisting of Senior Notes due 2025; and (c) other long term indebtedness, consisting of capital lease obligations, notes payable, seller notes and borrowings against certain lines of credit. Our debt could have important negative consequences to our business, including:

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

        In addition, the senior secured credit agreement governing our Senior Secured Credit Facilities provides for compliance with the Consolidated Senior Secured Debt to Consolidated EBITDA Ratio, as defined in the senior secured credit agreement, solely with respect to the revolving line of credit facility, which is tested quarterly. The maximum ratio, as defined, was 4.5x at September 30, 2017, and 3.75x and 3.5x at December 31, 2017 and 2018, respectively. As of December 31, 2018, we satisfied certain conditions under the Senior Secured Credit Facilities; therefore, we were not subject to this leverage ratio covenant as of December 31, 2018.

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

        We conduct all of our operations through certain of our subsidiaries, and we have no significant assets other than cash of $11.1 million as of December 31, 2018 held at corporate entities and the capital stock or other control rights of our subsidiaries. As a result, we rely on payments from contractual arrangements, such as intellectual property royalty, network fee and management services agreements. In addition, we also rely upon intercompany loan repayments and other payments from our operating subsidiaries to meet any existing or future debt service and other obligations, a substantial portion of which are denominated in U.S. dollars. The ability of our operating subsidiaries to pay dividends or to make distributions or other payments to their parent companies or directly to us will depend on their respective operating results and may be restricted by, among other things, the laws of their respective jurisdictions of organization, regulatory requirements, agreements entered into by those operating subsidiaries and the covenants of any existing or future outstanding indebtedness that we or our subsidiaries may incur. For example, our VIE institutions generally are not permitted to pay dividends. Further, because most of our income is generated by our operating subsidiaries in non-U.S. dollar denominated currencies, our ability to service our U.S. dollar denominated debt obligations may be affected by any strengthening of the U.S. dollar compared to the functional currencies of our operating subsidiaries.

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

        Borrowings under our Senior Secured Credit Facilities and certain local credit facilities bear interest at variable rates and other debt we incur also could be variable-rate debt. If market interest rates increase, variable-rate debt will create higher debt service requirements, which could materially adversely affect our cash flow. If these rates were to increase significantly, the risks related to our substantial debt would intensify. While we have and may in the future enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk. Based on our outstanding variable-rate debt as of December 31, 2018, after factoring in the impact of derivatives, an increase of 1% in interest rates would result in an increase in interest expense of approximately $17.6 million on an annual basis.

        In addition, borrowings under our Senior Secured Credit Facilities carry an interest rate based on LIBOR. On July 27, 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a newly-created index, calculated by reference to short-term repurchase agreements backed by U.S. Treasury securities, called the Secured Overnight Financing Rate ("SOFR"). The first publication of SOFR was released by the Federal Reserve Bank of New York in April 2018. Whether SOFR will become a widely-accepted benchmark in place of LIBOR, however, remains in question. As such, the future of LIBOR and potential alternatives thereto are uncertain at this time. If LIBOR ceases to exist, we may need to renegotiate our Senior Secured Credit Facilities, which extend beyond 2021, to replace LIBOR with the new standard that is established. The potential effects of the foregoing on our cost of capital cannot yet be determined.

Risks Relating to Investing in Our Class A Common Stock

Our status as a public benefit corporation and a Certified B Corporation may not result in the benefits that we anticipate.

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

If we or our existing investors sell or announce an intention to sell additional shares of our Class A common stock, the market price of our Class A common stock could decline.

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

        As of December 31, 2018, 116,864,948 shares of our Class B common stock were outstanding. Such amount excludes 979,125 shares of Class B common stock issuable upon the exercise of outstanding vested stock options under the 2007 Stock Incentive Plan (the "2007 Plan"), 5,906,256 shares of Class B common stock issuable upon the exercise of outstanding vested stock options under the 2013 Long-Term Incentive Plan (the "2013 Plan"), 42,089 shares of Class B common stock subject to outstanding unvested stock options under the 2013 Plan, 2,995,333 shares of Class A common stock and/or Class B common stock reserved for future issuance under the 2013 Plan, and 7,432 shares of Class B common stock reserved for future issuance under the Laureate Education, Inc. Deferred Compensation Plan (the "Deferred Compensation Plan"). All of our outstanding shares of Class B common stock became eligible for sale on August 5, 2017. Sales of a substantial number of shares of our Class B common stock, which will automatically convert into Class A common stock upon sale, could cause the market price of our Class A common stock to decline.

Because we have no current plans to pay cash dividends on our common stock for the foreseeable future, and our debt arrangements place certain restrictions on our ability to do so, you may not receive any return on investment unless you sell your Class A common stock for a price greater than that which you paid for it.

        We may retain future earnings, if any, for future operation, expansion and debt repayment and have no current plans to pay any cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur, including our Senior Secured Credit Facilities and the indenture governing our outstanding notes. In addition, we are permitted under the terms of our debt instruments to incur additional indebtedness, which may restrict or prevent us from paying dividends on our common stock. Furthermore, our ability to declare and pay dividends may be limited by instruments governing future outstanding indebtedness we may incur. As a result, you may not receive any return on an investment in our Class A common stock unless you sell your Class A common stock for a price greater than that which you paid for it.

The dual class structure of our common stock as contained in our certificate of incorporation has the effect of concentrating voting control with those stockholders who held our stock prior to our initial public offering, including Wengen and our executive officers, employees and directors and their affiliates, and limiting your ability to influence corporate matters.

        Each share of our Class B common stock has ten votes per share, and each share of our Class A common stock has one vote per share. As of February 15, 2019, stockholders who hold shares of Class B common stock, including Wengen, and our executive officers, employees and directors and their affiliates, together hold approximately 92% of the voting power of our outstanding capital stock, and therefore have significant influence over the management affairs of the Company and control over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. Because of the 10-to-1 voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock even when the shares of Class B common stock represent less than a majority of the outstanding shares of our Class A and Class B common stock.

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

Provisions in our certificate of incorporation and bylaws and the Delaware General Corporation Law could make it more difficult for a third party to acquire us and could discourage a takeover and adversely affect the holders of our Class A common stock.

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

  •
  following the conversion of all of our Class B common stock into Class A common stock, requiring all stockholder actions to be taken at a meeting of our stockholders; and

  •
  establishing advance notice and duration of ownership requirements for nominations for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Laureate is headquartered in Baltimore, Maryland. The following table summarizes the properties included in continuing operations by segment and in discontinued operations, each as of December 31, 2018:

Segment	Square feet leased space	Square feet owned space	Total square feet
Brazil	12,286,551	2,837,299	15,123,850
Mexico	28,072,705	8,998,491	37,071,196
Andean	7,064,120	9,828,204	16,892,324
Rest of World	1,074,878	—	1,074,878
Online & Partnerships	235,475	—	235,475
Corporate (including headquarters)	134,766	—	134,766
Discontinued Operations	9,853,764	29,762,228	39,615,992

Total	58,722,259	51,426,222	110,148,481

        Our Brazil, Mexico, Andean and Rest of World segments lease or own various sites that may include a local headquarters and all or some of the facilities of a campus or location. In many countries, our facilities are subject to mortgages.

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

        We monitor the capacity of our higher education institutions on a regular basis and make decisions to expand capacity based on expected enrollment and other factors. Our leased facilities are occupied under leases whose remaining terms range from one month to 19 years. A majority of these leases contain provisions giving us the right to renew the lease for additional periods at various rental rates, although generally at rates higher than we are currently paying.

ITEM 3.    LEGAL PROCEEDINGS

        We are party to various claims and legal proceedings from time to time. Except as described below, we are not aware of any legal proceedings that we believe could have, individually or in the aggregate, a material adverse effect on our business, results of operations or financial condition.

        On October 5, 2016, a student filed suit against us and Walden University in the United States District Court for the Southern District of Ohio in the matter of Latonya Thornhill v. Walden University,  et. al., claiming that her progress in her program was delayed by Walden University and seeking class action status to represent a nationwide class of purportedly similarly situated doctoral students. The claims included fraud in the inducement, breach of contract, consumer fraud under the laws of Maryland and Ohio, and unjust enrichment. The case was administratively dismissed without prejudice on September 12, 2018, and the parties reached a confidential settlement on December 10, 2018.

        In addition, several groups of current and former students filed separate law suits in the Seventh Judicial Circuit in and for St. Johns County, Florida against our former institution, USAHS, relating to matters arising before we acquired that institution in November 2013. The pending suits are Hemingway et al. v. University of St. Augustine for Health Sciences, Inc. filed on August 12, 2013 and Johnson v. University of St. Augustine for Health Sciences, LLC filed on June 16, 2016. The allegations in the cases relate to a program that was launched in May 2011 and, at the time, offered a "Master of Orthopaedic Physician's Assistant Program" degree. The plaintiffs in these matters allege that the university misrepresented their ability to practice as licensed Physician Assistants with a heightened specialty in orthopaedics. The plaintiffs are seeking relief including refund of tuition paid to USAHS, as well as loan debt incurred by the plaintiffs while attending USAHS, loss of future earnings, litigation costs and punitive damages. The Hemingway matter went to trial in November 2018. There was a partial verdict for each party, with the jury concluding there was no fraud by USAHS while awarding the six plaintiffs compensatory damages for negligent misrepresentation for a combined total of approximately $2.6 million, after reduction of the award based on a finding of each individual plaintiff's contributory negligence. The parties are currently assessing appeal or potential final resolution of the matter, while they await post-trial motions and formal entry of judgment in the next several months. The Johnson matter is at a preliminary stage of discovery. USAHS believes the claims in the Johnson matter are without merit and is defending vigorously against the allegations. With respect to the two pending USAHS cases, USAHS expects to be indemnified by the prior owner for substantially all of the liability with respect to any claims in these cases. Under the agreement under which we sold USAHS, we are required to indemnify the purchaser only in the event that the prior owner defaults on its indemnification obligation.

        On November 16, 2016, Michael S. Ryan, the former chief accounting officer of the Company, filed a complaint with the Occupational Safety and Health Administration of the U.S. Department of Labor alleging retaliatory employment practices in violation of the whistleblower provisions of the Sarbanes-Oxley Act (Michael S. Ryan vs. Laureate Education, Inc., Case No. 3-0050-17-011). The complaint also alleges a lack of compliance with U.S. GAAP and violations of certain SEC rules and regulations. The complaint does not seek any specified amount of damages. The Company has investigated the allegations made in the complaint with the assistance of outside legal and accounting advisers and believes that its consolidated financial statements are in compliance with U.S. GAAP and SEC rules and regulations in all material respects and that the allegations are baseless and without merit. The Company is assessing all appropriate defenses to these allegations and has filed a statement of position with the U.S. Department of Labor. The Company intends to continue to defend itself vigorously.

        During 2010, we were notified by the Spanish Taxing Authorities ("STA") (in this case, by the Regional Inspection Office of the Special Madrid Tax Unit) that an audit of some of our Spanish subsidiaries was being initiated for 2006 and 2007. On June 29, 2012, the STA issued a final assessment to Iniciativas Culturales de España, S.L. ("ICE"), our Spanish holding company, for approximately EUR 11.1 million ($12.6 million at December 31, 2018), including interest, for those two years based on its rejection of the tax deductibility of financial expenses related to certain intercompany acquisitions and the application of the Spanish ETVE regime. On July 25, 2012, we filed a claim with the Regional Economic-Administrative Court challenging this assessment and, in the same month, we issued a cash-collateralized letter of credit for the assessment amount, in order to suspend the payment of the tax due. Further, in July 2013, we were notified by the STA (in this case, by the Central Inspection Office for Large Taxpayers) that an audit of ICE was also being initiated for 2008 through 2010. On October 19, 2015, the STA issued a final assessment to ICE for approximately EUR 17.2 million ($19.6 million at December 31, 2018), including interest, for those three years. We have appealed this assessment and, in order to suspend the payment of the tax assessment until the court decision, we issued a cash-collateralized letter of credit for the assessment amount plus interest and surcharges. We believe the assessments in this case are without merit and intend to defend vigorously against them. During the second quarter of 2016, we were notified by the STA that tax audits of the Spanish subsidiaries were also being initiated for 2011 and 2012. Also during the second quarter of 2016, the Regional Administrative Court issued a decision against the Company on its appeal. The Company has further appealed at the Highest Administrative Court level, which appeal has been rejected. The Company has appealed both decisions to the National Court. In July 2017, we were notified by the STA that tax audits of the Spanish subsidiaries for 2011 and 2012 were being extended to include 2013. In the first quarter of 2018, we made payments to the STA totaling EUR 29.6 million (approximately US $33.8 million at December 31, 2018) in order to reduce the amount of future interest that could be incurred as the appeals process continues. The payments were made using cash that collateralized the letters of credit discussed above. In October of 2018, the STA issued a final assessment to our Spanish holding company for the 2011 through 2013 period of approximately EUR 4.1 million ($4.7 million at December 31, 2018). As of December 31, 2018, the Company has posted a cash-collateralized letter of credit of approximately $5.7 million for the assessment, plus a surcharge.

        In June 2016, Li Shihong and Hunan Lieying Education Investment Management Co Ltd commenced civil proceedings in the Changsha Intermediary Court in the People's Republic of China against Zhang Jiangbo, Zhang Jianbo, Chen Zhengxian, Hunan New Lieying Science and Education Co Ltd and Hunan International Economics University, our former network institution in China ("HIEU"). Zhang Jiangbo, Zhang Jianbo and Chen Zhengxian were the minority shareholders in the HIEU group. The plaintiffs claim that the defendants are liable to pay an amount of RMB 170 million (approximately $25 million at December 31, 2018) based on a debt repayment document executed in 2014. The document was signed by the minority shareholders and Hunan New Lieying Science and Education Co Ltd and Zhang Jiangbo, allegedly on behalf of HIEU, in effect as a guarantor and a seal was affixed, allegedly being that of HIEU. The plaintiffs also claim interest and litigation expenses. HIEU has filed a defense and evidence in this matter contending that Zhang Jiangbo was not authorized to execute the document on behalf of HIEU, nor to affix any HIEU seal, and contending further that in any event an education institution is not permitted to guarantee a loan for non-educational purposes. Zhang Jiangbo has admitted to the court that he lacked such authorization. The Changsha Intermediary Court issued a judgment on October 25, 2017 which dismissed this claim. The plaintiffs appealed to the Higher People's Court of Hainan Province on November 25, 2017 and the Court ordered on June 22, 2018 that the Changsha Intermediary Court rehear the case. Chen Zhengxian passed away on May 5, 2018, and she left all her legacy to her nephew Mr. Zheng Ziben who is a Hong Kong citizen. Changsha Intermediary Court further ordered on September 26, 2018 that the Higher People's Court of Hainan Province should be the trial court because the case involves a Hong Kong citizen and is now a foreign-related case. The case is currently being heard in the Higher People's Court of Hainan Province.

        In November 2017, Chin Zhengxian (a minority shareholder in the HIEU group) commenced civil proceedings in the Higher Court of Hunan Province in the People's Republic of China against LEI Lie Ying Limited and Steven Lin (a former Laureate employee) seeking return of a capital contribution of RMB 172 million and for loss of interest of RMB 28 million or the distribution of dividends in an equivalent amount. In connection with these proceedings, the court prohibited the transfer of shares in Hunan Lie Ying Industry Co Ltd held by LEI Lie Ying Limited equal to 10.6% of the shares in Hunan Lie Ying Industry Co Ltd. pending resolution of the matter on the merits. On November 5, 2018, the court entered judgment in favor of the current and former Laureate affiliates and dismissed this case. Chen Zhengxian's heir, Mr. Zheng Ziban, appealed to the Supreme People's Court and we are waiting for that court to decide whether it will accept the appeal.

        In December 2017, Guangdong Nanbo Education Investment Co Ltd (a minority shareholder in the HIEU group) commenced civil proceedings in the Higher Court of Hunan Province in the People's Republic of China against LEI Lie Ying Limited (as majority shareholder) and Laureate Shanghai alleging the invalidity of service agreements entered into between HIEU and Laureate Shanghai and the infringement by LEI Lie Ying Limited of HIEU's interests, seeking the repayment of RMB 265 million fees paid under those agreements. In connection with these proceedings, the court prohibited the transfer of shares in Hunan Lie Ying Industry Co Ltd held by LEI Lie Ying Limited equal to 22.8% of the shares in Hunan Lie Ying Industry Co Ltd. pending resolution of the matter on the merits. On November 5, 2018, the court entered judgment in favor of the current and former Laureate affiliates and dismissed this case. Guangdong Nanbo Education Investment Co Ltd appealed to the Supreme People's Court and we are waiting for that court to decide whether to accept the appeal.

        Under the arrangements for the sale of our interest in HIEU, we have indemnified the purchaser against liabilities which arise from these claims subject to an aggregate cap on liability of RMB 400 million (approximately $58 million at December 31, 2018).

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our Class A common stock has traded on the Nasdaq under the symbol "LAUR" since February 1, 2017. Prior to that date, there was no public trading market for our Class A common stock. On February 15, 2019, the last reported sale price of our common stock was $14.97. There is currently no established public trading market for our Class B common stock.

Holders of Record

        There were 20 holders of record of our Class A common stock and 218 holders of record of our Class B common stock as of February 15, 2019. The number of beneficial owners of our Class A common stock is substantially greater than the number of record holders, because substantially all of our Class A common stock is held in "street name" by banks and brokers.

Dividend Policy

        We currently do not anticipate paying any cash dividends on our Class A common stock or Class B common stock in the foreseeable future. We expect to retain our future earnings, if any, for use in the operation and expansion of our business. The terms of our senior secured credit agreement governing our Senior Secured Credit Facilities and the indenture governing our outstanding Senior Notes limit our ability to pay cash dividends in certain circumstances. Furthermore, if we are in default under the senior secured credit agreement governing our Senior Secured Credit Facilities or the indenture governing our outstanding Senior Notes, our ability to pay cash dividends will be limited in the absence of a waiver of that default or an amendment to such agreement or such indenture. In addition, our ability to pay cash dividends on shares of our Class A common stock may be limited by restrictions on our ability to obtain sufficient funds through dividends from our subsidiaries. For more information on our senior secured credit agreement governing our Senior Secured Credit Facilities and the indenture governing our outstanding Senior Notes, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 10, Debt, in our consolidated financial statements. Subject to the foregoing, the payment of cash dividends in the future, if any, will be at the discretion of our board of directors and will depend upon such factors as earnings levels, capital requirements, our overall financial condition and any other factors deemed relevant by our board of directors.

Equity Compensation Plan Information

        The information required by Item 201(d) of Regulation S-K is incorporated by reference to Part III. Item 12 of this Form 10-K.

Stock Performance Graph

        The following graph compares the cumulative total return of our Class A common stock, an industry peer group index, and the Nasdaq Composite Index from February 1, 2017 (the first day on which our Class A common stock traded on the Nasdaq Global Select Market) through December 31, 2018. We believe our industry peer group represents the majority of the market value of publicly traded companies whose primary business is postsecondary education. The returns set forth on the following graph are based on historical results and are not intended to suggest future performance. The performance graph assumes $100 investment on February 1, 2017 in either our Class A common stock, the companies in our industry peer group, or the Nasdaq Composite Index. Data for the Nasdaq Composite Index and our peer group assume reinvestment of dividends.

        The peer group included in the performance graph above consists of Strategic Education, Inc. (STRA), Adtalem Global Education, Inc. (ATGE), Grand Canyon Education, Inc. (LOPE), Kroton Educacional S.A. (KROT3), and Estacio Participações S.A. (ESTC3).

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

Recent Sales of Unregistered Securities

        None.

ITEM 6.    SELECTED FINANCIAL DATA

        Set forth below are selected consolidated financial data of Laureate Education, Inc., at the dates and for the periods indicated. The selected historical statements of operations data and statements of cash flows data for the fiscal years ended December 31, 2018, 2017, 2016 and 2015 and balance sheet data as of December 31, 2018, 2017, and 2016 have been derived from our audited consolidated financial statements included elsewhere in this Form 10-K and our historical audited consolidated financial statements not included in this Form 10-K. The selected historical statements of operations data and statements of cash flows data for the fiscal year ended December 31, 2014 and balance sheet data as of December 31, 2015 and 2014, as recast for discontinued operations, have been derived from our accounting records. The statements of cash flows for all prior periods reflect the retrospective application of ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments," and ASU 2016-18, "Restricted Cash." Our historical results are not necessarily indicative of our future results. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included therein.

        The selected historical consolidated financial data should be read in conjunction with "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included elsewhere in this Form 10-K.

	Fiscal Year Ended December 31,
(Dollar amounts in thousands)	2018	2017	2016	2015	2014
					(unaudited)
Consolidated Statements of Operations:
Revenues	$3,350,224	$3,385,876	$3,301,864	$3,399,774	$3,510,209
Costs and expenses:
Direct costs	2,746,868	2,821,291	2,788,691	2,946,016	2,985,338
General and administrative expenses	299,264	315,471	222,496	194,686	151,215
Loss on impairment of assets	13,110	7,121	—	—	48,421

Operating income	290,982	241,993	290,677	259,072	325,235
Interest income	11,856	11,865	14,414	9,474	17,215
Interest expense	(235,235)	(334,901)	(390,391)	(367,284)	(358,805)
Loss on debt extinguishment	(7,481)	(8,392)	(17,363)	(1,263)	(22,853)
Gain (loss) on derivatives	88,292	28,656	(6,084)	(2,607)	(3,101)
Other income (expense), net	12,173	(1,892)	457	(423)	(476)
Foreign currency exchange (loss) gain, net	(32,409)	2,539	77,299	(128,299)	(107,703)
Gain (loss) on sale of subsidiaries, net(1)	254	(10,490)	398,081	—	(13)

Income (loss) from continuing operations before income taxes and equity in net (loss) income of affiliates	128,432	(70,622)	367,090	(231,330)	(150,501)
Income tax (expense) benefit	(133,160)	91,308	(34,440)	(95,364)	55,245
Equity in net (loss) income of affiliates, net of tax	(2)	152	90	2,495	158

(Loss) income from continuing operations	(4,730)	20,838	332,740	(324,199)	(95,098)
Income (loss) from discontinued operations, net of tax of $47,382, $24,495, $30,561, $22,366, and $16,185, respectively	79,080	72,926	33,446	8,354	(67,355)
Gain on sales of discontinued operations, net of tax of $3,466, $0, $0, $0 and $0, respectively	296,580	—	—	—	—

Net income (loss)	370,930	93,764	366,186	(315,845)	(162,453)
Net (income) loss attributable to noncontrolling interests	(863)	(2,299)	5,661	(403)	4,162

Net income (loss) attributable to Laureate Education, Inc.	$370,067	$91,465	$371,847	$(316,248)	$(158,291)

(1)
In 2016, represented a gain of approximately $249.4 million resulting from the Swiss institutions sale that closed on June 14, 2016 and a gain of approximately $148.7 million, subject to certain adjustments, resulting from the French institutions sale that closed on July 20, 2016. In 2017, primarily represents a final purchase price settlement related to the sale of the Swiss institutions.

	Fiscal Year Ended December 31,
(Dollar amounts in thousands)	2018	2017	2016	2015	2014
					(unaudited)
Consolidated Statements of Cash Flows:
Net cash provided by operating activities	$396,858	$192,157	$192,256	$171,418	$281,811
Net cash provided by (used in) investing activities	115,494	(284,682)	297,297	(159,095)	(713,605)
Net cash (used in) provided by financing activities	(410,129)	157,570	(445,722)	34,424	172,586
Business acquisitions, net of cash acquired	(17,019)	(835)	—	(6,705)	(287,945)
Segment Data:
Revenues:
Brazil	$654,300	$765,746	$690,804	$672,917	$713,623
Mexico	646,134	646,154	626,011	678,193	741,755
Andean	1,155,691	1,085,640	969,717	913,388	931,104
Rest of World	238,006	214,720	330,423	452,937	457,056
Online & Partnerships	664,226	690,374	704,976	707,998	683,084
Corporate	(8,133)	(16,758)	(20,067)	(25,659)	(16,413)

Total revenues	$3,350,224	$3,385,876	$3,301,864	$3,399,774	$3,510,209

Other Data:
Total enrollments (rounded to the nearest hundred):
Brazil	280,000	271,200	259,000	257,200	255,600
Mexico	206,300	214,200	213,800	205,000	195,000
Andean	309,200	299,100	286,600	270,700	242,700
Rest of World	18,700	17,200	15,400	28,700	28,400
Online & Partnerships	60,600	63,500	68,300	72,400	68,300

Total	874,800	865,200	843,100	834,000	790,000

New enrollments (rounded to the nearest hundred):
Brazil	170,800	149,900	134,500	142,300	105,000
Mexico	109,000	107,300	108,400	101,000	97,000
Andean	119,200	116,600	117,200	112,500	108,600
Rest of World	13,000	12,000	14,100	19,400	22,000
Online & Partnerships	33,500	35,000	39,300	39,500	37,300

Total	445,500	420,800	413,500	414,700	369,900

	As of December 31,
(Dollar amounts in thousands)	2018	2017	2016	2015	2014
				(unaudited)	(unaudited)
Consolidated Balance Sheets:
Cash and cash equivalents	$388,490	$320,567	$295,785	$279,226	$308,023
Restricted cash and investments	201,300	212,215	178,552	151,294	135,074
Net working capital (deficit) (including cash and cash equivalents)	27,046	(85,895)	(324,431)	(491,084)	(589,744)
Property and equipment, net	1,278,935	1,380,417	1,361,465	1,453,742	1,600,696
Goodwill	1,707,089	1,828,365	1,786,554	1,951,444	2,296,551
Tradenames	1,126,244	1,167,302	1,153,348	1,199,943	1,294,885
Other intangible assets, net	25,429	35,779	46,035	50,158	86,959
Total assets	6,769,636	7,391,285	7,062,534	7,403,168	8,315,018
Total debt, including due to shareholders of acquired companies	2,740,842	3,167,051	3,635,261	4,264,200	4,397,270
Deferred compensation	12,778	14,470	14,128	32,343	115,575
Total liabilities, excluding debt, due to shareholders of acquired companies and derivative instruments	1,952,775	2,209,107	2,393,080	2,711,783	2,793,066
Convertible redeemable preferred stock	—	400,276	332,957	—	—
Redeemable noncontrolling interests and equity	14,396	13,721	23,876	51,746	43,876
Total Laureate Education, Inc. stockholders' equity	2,061,079	1,575,164	632,210	324,759	1,017,068

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion of our results of operations and financial condition with the "Selected Financial Data" and the audited historical consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K (or, Form 10-K). This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the "Item 1A. Risk Factors" section of this Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. See"Forward-Looking Statements."

Introduction

        This Management's Discussion and Analysis of Financial Condition and Results of Operations (the "MD&A") is provided to assist readers of the financial statements in understanding the results of operations, financial condition and cash flows of Laureate Education, Inc. This MD&A should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-K. The consolidated financial statements included elsewhere in this Form 10-K are presented in U.S. dollars (USD) rounded to the nearest thousand, with the amounts in MD&A rounded to the nearest tenth of a million. Therefore, discrepancies in the tables between totals and the sums of the amounts listed may occur due to such rounding. Our MD&A is presented in the following sections:

  •
  Overview;

  •
  Results of Operations;

  •
  Liquidity and Capital Resources;

  •
  Contractual Obligations;

  •
  Off-Balance Sheet Arrangements;

  •
  Critical Accounting Policies and Estimates; and

  •
  Recently Issued Accounting Standards.

Overview

Our Business

        We are the largest international network of degree-granting higher education institutions, primarily focused in Latin America, with 874,800 students enrolled at our 38 institutions in 10 countries on more than 150 campuses included in our continuing operations as of December 31, 2018, which we collectively refer to as the Laureate International Universities network. We believe the global higher education market presents an attractive long-term opportunity, primarily because of the large and growing imbalance between the supply and demand for quality higher education around the world. Advanced education opportunities drive higher earnings potential, and we believe the projected growth in the middle-class population worldwide and limited government resources dedicated to higher education create substantial opportunities for high-quality private institutions to meet this growing and unmet demand. Our outcomes-driven strategy is focused on enabling students to prosper and thrive in the dynamic and evolving knowledge economy.

        As of December 31, 2018, our international network of 38 institutions comprised 29 institutions we owned or controlled, and an additional nine institutions that we managed or with which we had other relationships. We have six operating segments as described below. We group our institutions by geography in: 1) Brazil; 2) Mexico; 3) Andean (formerly Andean & Iberian); 4) Central America & U.S. Campuses; and 5) Rest of World (formerly EMEAA) for reporting purposes. Our sixth segment, Online & Partnerships, includes fully online institutions that operate globally.

Discontinued Operations

        In 2017, the Company announced the divestiture of certain subsidiaries in our Rest of World and Central America & U.S. Campuses segments. On August 9, 2018, the Company announced the divestiture of additional subsidiaries located in Europe, Asia and Central America. After completing all of the announced divestitures, the Company's remaining principal markets will be Brazil, Chile, Mexico and Peru, along with the Online and Partnerships segment and the institutions in Australia and New Zealand. The markets being divested (the Discontinued Operations) include the institutions in Portugal and Spain, which are part of the Andean segment, all remaining institutions in the Central America & U.S. Campuses segment, and all remaining institutions in the Rest of World segment except for Australia, New Zealand and the managed institutions in the Kingdom of Saudi Arabia and China. The divestitures represent a strategic shift that will have a major effect on the Company's operations and financial results. Accordingly, in accordance with Accounting Standard Codification (ASC) 205-20, "Discontinued Operations," the results of the divestitures that are part of the strategic shift are presented as discontinued operations in our consolidated financial statements included elsewhere in our Form 10-K for all periods. Since our entire Central America & U.S. Campuses operating segment is included in Discontinued Operations, it no longer meets the criteria for a reportable segment under ASC 280, "Segment Reporting," and, therefore, it is excluded from the segments information for all periods presented. In addition, the portions of the Andean and Rest of World reportable segments that are included in Discontinued Operations have also been excluded from the segment information for all periods presented. Unless indicated otherwise, the information in the MD&A relates to continuing operations.

        As discussed in Note 4, Discontinued Operations and Assets Held for Sale and Note 6, Dispositions and Asset Sales, in our consolidated financial statements included elsewhere in this Form 10-K, the Company has entered into sale agreements for a number of these entities and closing of the sale transactions began in the first quarter of 2018. As described below and in "Liquidity," to-date, we have completed the sales of subsidiaries in Cyprus, Italy, China, Germany, Morocco and Thailand, as well as Kendall College, LLC (Kendall) and the University of St. Augustine for Health Sciences, LLC (St. Augustine), in the United States. We have not yet completed the divestitures of our subsidiaries in Central America, Spain and Portugal, South Africa, Turkey, India and Malaysia, as well as one small campus-based institution in the United States and UniNorte, an institution in the Brazil segment that is included in continuing operations as it is not part of the strategic shift. We have signed sale agreements for our subsidiaries in Spain, Portugal, Malaysia and South Africa that are pending closure.

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

  •
  The Central America & U.S. Campuses segment includes institutions in Costa Rica, Honduras, Panama and the United States. Students in Central America typically finance their own education while students in the United States finance their education in a variety of ways, including DOE Title IV programs. The entire Central America & U.S. Campuses segment is included in Discontinued Operations.

  •
  The Rest of World segment includes an institution in the European country of Turkey, as well as institutions in the Middle East, Africa and Asia Pacific consisting of campus-based institutions with operations in Australia, India, Malaysia, New Zealand, South Africa and Thailand. Additionally, the Rest of World segment manages eight licensed institutions in the Kingdom of Saudi Arabia under a contract that expires in 2019 and manages one additional institution in China through a joint venture arrangement. The institutions in the Rest of World segment are included in Discontinued Operations, except for Australia, New Zealand and the managed institutions in the Kingdom of Saudi Arabia and China.

  •
  The Online & Partnerships segment includes fully online institutions that offer professionally oriented degree programs in the United States through Walden University (Walden), a U.S.-based accredited institution, and through the University of Liverpool and the University of Roehampton in the United Kingdom. These online institutions primarily serve working adults with undergraduate and graduate degree program offerings. Students in the United States finance their education in a variety of ways, including Title IV programs. We no longer accept new enrollments at the University of Roehampton and the University of Liverpool, institutions in our Online & Partnerships segment.

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

        The following information for our reportable segments is presented as of December 31, 2018:

	Countries	Institutions	Enrollment	2018 Revenues ($ in millions)(1)	% Contribution to 2018 YTD Revenues
Brazil	1	13	280,000	$654.3	20%
Mexico	1	2	206,300	646.1	19%
Andean	2	8	309,200	1,155.7	34%
Rest of World(2)	4	12	18,700	238.0	7%
Online & Partnerships(3)	2	3	60,600	664.2	20%

Total(1)	10	38	874,800	$3,350.2	100%

(1)
The elimination of intersegment revenues and amounts related to Corporate, which total $8.1 million, is not separately presented.

(2)
Includes eight licensed institutions in the Kingdom of Saudi Arabia that are managed under a contract that expires in 2019.

(3)
We no longer accept new enrollments at the University of Roehampton and the University of Liverpool, institutions in our Online & Partnerships segment.

Challenges

        Our international operations are subject to complex business, economic, legal, regulatory, political, tax and foreign currency risks, which may be difficult to adequately address. The majority of our operations are outside the United States. As a result, we face risks that are inherent in international operations, including: fluctuations in exchange rates, possible currency devaluations, inflation and hyper-inflation; price controls and foreign currency exchange restrictions; potential economic and political instability in the countries in which we operate; expropriation of assets by local governments; key political elections and changes in government policies; multiple and possibly overlapping and conflicting tax laws; and compliance with a wide variety of foreign laws. There are also risks associated with our decision to divest certain operations. See "Item 1A—Risk Factors—Risks Relating to Our Business—Our divestiture activities and the ongoing strategic shift in our business may disrupt our ongoing business, involve increased expenses and present risks not contemplated at the time of the transactions." We plan to grow our continuing operations organically by: 1) adding new programs and course offerings; 2) expanding target student demographics; and 3) increasing capacity at existing and new campus locations. Our success in growing our business will depend on the ability to anticipate and effectively manage these and other risks related to operating in various countries.

Regulatory Environment and Other Matters

        Our business is subject to regulation by various agencies based on the requirements of local jurisdictions. These agencies continue to review and update regulations as they deem necessary. We cannot predict the form of the rules that ultimately may be adopted in the future or what effects they might have on our business, financial condition, results of operations and cash flows. We will continue to develop and implement necessary changes that enable us to comply with such regulations. See "Item 1A—Risk Factors—Risks Relating to Our Business—Our institutions are subject to uncertain and varying laws and regulations, and any changes to these laws or regulations or their application to us may materially adversely affect our business, financial condition and results of operations," "Risk Factors—Risks Relating to Our Business—Political and regulatory developments in Chile may materially adversely affect us," "Risk Factors-Risks Relating to Our Highly Regulated Industry in the United States," and "Item 1—Business—Industry Regulation," for a detailed discussion of our different regulatory environments and Note 20, Legal and Regulatory Matters, in our consolidated financial statements included elsewhere in this Form 10-K.

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

        Each of our institutions has an enrollment cycle that varies by geographic region and academic program. During each academic year, each institution has a "Primary Intake" period in which the majority of the enrollment occurs. Most institutions also have one or more smaller "Secondary Intake" periods. The first calendar quarter generally coincides with the Primary Intakes for our institutions in the Brazil, Andean and Rest of World segments. The third calendar quarter generally coincides with the Primary Intakes for our institutions in the Mexico and Online & Partnerships segments.

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

Pricing

        We monitor market conditions and carefully adjust our tuition rates to meet local demand levels. We proactively seek the best price and content combinations to remain competitive in the markets in which we operate.

Principal Components of Income Statement

Revenues

        The majority of our revenue is derived from tuition and educational services. The amount of tuition generated in a given period depends on the price per credit hour and the total credit hours or price per program taken by the enrolled student population. The price per credit hour varies by program, by market and by degree level. Additionally, varying levels of discounts and scholarships are offered depending on market-specific dynamics and individual achievements of our students. Revenues are recognized net of scholarships, other discounts, refunds, waivers and the fair value of any guarantees made by Laureate related to student financing programs. In addition to tuition revenues, we generate other revenues from student fees, dormitory/residency fees and other education-related activities. These other revenues are less material to our overall financial results and have a tendency to trend with tuition revenues. The main drivers of changes in revenues between periods are student enrollment and price.

Direct Costs

        Our direct costs include labor and operating costs associated with the delivery of services to our students, including the cost of wages, payroll taxes and benefits, depreciation and amortization, rent, utilities, bad debt expenses and marketing and promotional costs to grow future enrollments. In general, a significant portion of our direct costs tend to be variable in nature and trend with enrollment, and management continues to monitor and improve the efficiency of instructional delivery. Conversely, as campuses expand, direct costs may grow faster than enrollment growth as infrastructure investments are made in anticipation of future enrollment growth.

General and Administrative Expenses

        Our general and administrative expenses primarily consist of costs associated with corporate departments, including executive management, finance, legal, business development and other departments that do not provide direct operational services.

Factors Affecting Comparability

Acquisitions

        Our past experiences provide us with the expertise to further our mission of providing high-quality, accessible and affordable higher education to students by expanding into new markets if opportunities arise, primarily through acquisitions. Acquisitions affect the comparability of our financial statements from period to period. Acquisitions completed during one period impact comparability to a prior period in which we did not own the acquired entity. Therefore, changes related to such entities are considered "incremental impact of acquisitions" for the first 12 months of our ownership. We made no acquisitions in 2016 and only one small acquisition each year in 2017 and 2018 that had essentially no impact on the comparability of the periods presented.

Dispositions

        In 2016, we sold our Swiss and French institutions, which was not part of the 2018 strategic shift described above and therefore these institutions are included in continuing operations. Such dispositions affect the comparability of our financial statements from period to period. Dispositions completed during one period impact comparability to a prior period in which we owned the divested entity. Therefore, changes related to such entities are considered "incremental impact of dispositions" for the first 12 months subsequent to the disposition. As discussed above, all of the divestitures that are included in the strategic shift announced in August 2018 are included in Discontinued Operations for all periods presented.

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

Results of the Discontinued Operations

        The results of operations of the Discontinued Operations for the years ended December 31, 2018, 2017 and 2016 were as follows:

	For the year ended December 31,
	2018	2017	2016
Revenues	$869.7	$992.1	$942.3
Depreciation and amortization	26.5	60.4	65.1
Share-based compensation expense	1.1	2.9	3.0
Other direct costs	693.7	780.5	758.6
Loss on impairment of assets	—	33.5	23.5

Operating income	148.4	114.8	92.2
Other non-operating expense	(21.9)	(17.4)	(28.2)

Pretax income of discontinued operations	126.5	97.4	64.0
Income tax expense	(47.4)	(24.5)	(30.6)

Income from discontinued operations, net of tax	79.1	72.9	33.4
Gain on sales of discontinued operations, net of tax	296.6	—	—

Net income from discontinued operations	$375.7	$72.9	$33.4

        The following table provides enrollment for the Discontinued Operations as of December 31, 2018, 2017 and 2016:

	2018	2017	2016
Enrollment	159,500	203,000	200,100

Year Ended December 31, 2018

        On January 11, 2018, we sold the operations of European University-Cyprus Ltd (EUC) and Laureate Italy S.r.L. (Laureate Italy), which resulted in a gain on sale of approximately $218.0 million.

        On January 25, 2018, we sold the operations of LEI Lie Ying Limited (LEILY), which resulted in a gain on sale of approximately $84.0 million.

        On April 12, 2018, we sold the operations of Laureate Germany, which resulted in a loss on sale of approximately $5.5 million.

        On April 13, 2018, we sold the operations of Laureate Somed, the operator of Université Internationale de Casablanca, a comprehensive campus-based university in Casablanca, Morocco, and recognized a gain on the sale of approximately $17.4 million.

        On August 6, 2018, we sold the operations of Kendall, which resulted in a loss on sale of approximately $17.2 million.

Year Ended December 31, 2017

        Upon completion of our impairment testing for 2017, we recorded a total impairment loss of $33.5 million related to the discontinued operations described in Note 4, Discontinued Operations and Assets Held for Sale, in our consolidated financial statements included elsewhere in this Form 10-K, which under ASC 360-10 are required to be recorded at the lower of their carrying values or their estimated "fair values less costs to sell." Two subsidiaries in our Central America & U.S. Campuses that met the held-for-sale criteria during the fourth quarter of 2017 recorded impairments totaling approximately $17.4 million, and the German institutions within our Rest of World segment recorded impairment of approximately $16.1 million. Because the estimated fair values of these disposal groups were less than their carrying values by more than the carrying value of the long-lived assets, we recorded an impairment on the long-lived assets and wrote the remaining Tradenames and Property and equipment, net down to a carrying value of $0.

Year Ended December 31, 2016

        Upon completion of our impairment testing for 2016, we recorded a total impairment loss of $23.5 million in our Rest of World segment. We recorded a goodwill impairment charge of $4.2 million related to our institutions in Germany and $19.3 million at Monash South Africa (MSA). We determined the fair value of the reporting units using an income approach based primarily on discounted cash flow projections.

Results of Operations

        The following discussion of the results of our operations is organized as follows:

  •
  Summary Comparison of Consolidated Results;

  •
  Non-GAAP Financial Measure; and

  •
  Segment Results.

Summary Comparison of Consolidated Results

Discussion of Significant Items Affecting the Consolidated Results for the Years Ended December 31, 2018, 2017 and 2016

Year Ended December 31, 2018

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

Impairments

        Effective September 30, 2018, the University of Liverpool (Liverpool), an institution in our Online & Partnerships segment, began a teach-out process that is expected to be completed in April 2021. As a result, during the third quarter of 2018, we recorded an impairment charge of $10.0 million related to fixed assets of this entity that are no longer recoverable based on expected future cash flows. Also, in connection with our goodwill impairment testing in the fourth quarter of 2018, we wrote off the remaining goodwill balance of $3.1 million associated with our operations in the Kingdom of Saudi Arabia, within our Rest of World segment.

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

        In November 2017, we completed the sale of property and equipment at Ad Portas, a for-profit real estate subsidiary in our Andean segment, to UDLA Ecuador, a licensed institution in Ecuador, that was formerly consolidated into Laureate. We recognized an operating gain on the sale of this property and equipment of approximately $20.3 million.

        In December 2017, we reached a final purchase price settlement agreement with the buyer of our Swiss hospitality management schools in 2016 and made a payment of approximately $9.3 million. The total settlement amount was approximately $10.3 million, which we recognized as loss on sales of subsidiaries, net, in the Consolidated Statement of Operations for the year ended December 31, 2017, as it represented an adjustment of the sale purchase price. This loss is included in other non-operating income in the table below.

Impairment

        Upon completion of our impairment testing for 2017, we recorded a total impairment loss of $7.1 million related to impairments of certain Property and equipment, net as well as impairments of Deferred costs and Other intangible assets, which were not associated with the assets held for sale and therefore are included in the results of our continuing operations. These included the impairment of a lease intangible, certain modular buildings and online course development costs.

Year Ended December 31, 2016

        On June 14, 2016, we sold the operations of Glion in Switzerland and the United Kingdom, and the operations of Les Roches in Switzerland and the United States, as well as Haute école spécialisée Les Roches-Gruyère SA (LRG) in Switzerland, Les Roches Jin Jiang in China, Royal Academy of Culinary Arts (RACA) in Jordan and Les Roches Marbella in Spain, which resulted in a gain on sale of approximately $249.4 million. This gain is included in continuing operations within other non-operating income in the table below.

        On July 20, 2016, we sold the operations of École Supérieure du Commerce Extérieur (ESCE), Institut Français de Gestion (IFG), European Business School (EBS), École Centrale d'Electronique (ECE), and Centre d'Études Politiques et de la Communication (CEPC), which resulted in a gain on sale of approximately $148.7 million. This gain is included in continuing operations within other non-operating income in the table below.

Comparison of Consolidated Results for the Years Ended December 31, 2018, 2017 and 2016

				% Change Better/(Worse)
(in millions)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Revenues	$3,350.2	$3,385.9	$3,301.9	(1)%	3%
Direct costs	2,746.9	2,821.3	2,788.7	3%	(1)%
General and administrative expenses	299.3	315.5	222.5	5%	(42)%
Loss on impairment of assets	13.1	7.1	—	(85)%	nm

Operating income	291.0	242.0	290.7	20%	(17)%
Interest expense, net of interest income	(223.4)	(323.0)	(376.0)	31%	14%
Other non-operating income	60.8	10.4	452.4	nm	(98)%

Income (loss) from continuing operations before income taxes and equity in net income of affiliates	128.4	(70.6)	367.1	nm	(119)%
Income tax (expense) benefit	(133.2)	91.3	(34.4)	nm	nm
Equity in net income of affiliates, net of tax	—	0.2	0.1	(100)%	100%

(Loss) income from continuing operations	(4.7)	20.8	332.7	(123)%	(94)%
Income from discontinued operations, net of tax	79.1	72.9	33.4	9%	118%
Gain on sales of discontinued operations, net of tax	296.6	—	—	nm	nm

Net income	370.9	93.8	366.2	nm	(74)%
Net (income) loss attributable to noncontrolling interests	(0.9)	(2.3)	5.7	(61)%	140%

Net income attributable to Laureate Education, Inc.	$370.1	$91.5	$371.8	nm	(75)%

nm—percentage changes not meaningful

        For further details on certain discrete items discussed below, see "Discussion of Significant Items Affecting the Consolidated Results."

Comparison of Consolidated Results for the Year Ended December 31, 2018 to the Year Ended December 31, 2017

        Revenues decreased by $35.7 million to $3,350.2 million for the year ended December 31, 2018 from $3,385.9 million for the year ended December 31, 2017. This revenue decrease was driven by the effect of a net change in foreign currency exchange rates, which decreased revenues by $114.6 million compared to 2017. This decrease in revenues was partially offset by higher average total enrollment at a majority of our institutions, which increased revenues by $29.7 million; the effect of changes in tuition rates and enrollments in programs at varying price points ("product mix"), pricing and timing, which increased revenues by $40.5 million; and other Corporate and Eliminations changes, which accounted for an increase in revenues of $8.7 million.

        Direct costs and general and administrative expenses combined decreased by $90.6 million to $3,046.2 million for 2018 from $3,136.8 million for 2017. The direct costs decrease was due to the effect of a net change in foreign currency exchange rates, which decreased costs by $89.4 million; share-based compensation expense and Excellence-in-Process (EiP) implementation expense, which decreased direct costs by $56.5 million; and other Corporate and Eliminations expenses, which accounted for a decrease in costs of $19.1 million in 2018, primarily attributable to an expense of $22.8 million in 2017 related to the portion of the refinancing transactions that was deemed to be a debt modification.

        Offsetting these direct cost decreases was the overall higher enrollments and costs related to expanding our continuing operations, which increased costs by $43.9 million compared to 2017. Acquisition-related contingent liabilities for taxes other-than-income tax, net of changes in recorded indemnification assets, increased direct costs by $7.4 million in 2018 and decreased direct costs by $2.8 million in 2017, increasing expenses by $10.2 million in 2018 compared to 2017. An operating gain on the sale of an asset group at Ad Portas decreased direct costs by $20.3 million in 2017.

        Operating income increased by $49.0 million to $291.0 million for 2018 from $242.0 million for 2017. The increase in operating income was primarily the result of increased operating income at our Andean and Mexico segments combined with decreased operating loss at our Rest of World segment and lower 2018 operating expenses at Corporate, primarily related to lower share-based compensation expense in 2018 and the 2017 debt modification expenses as described above. These increases in operating income were partially offset by an increase in impairment loss of $6.0 million.

        Interest expense, net of interest income decreased by $99.6 million to $223.4 million for 2018 from $323.0 million for 2017. The decrease in interest expense was primarily attributable to lower average debt balances and lower interest rates during 2018 resulting from the 2017 debt refinancing transactions.

        Other non-operating income increased by $50.4 million to $60.8 million for 2018 from $10.4 million for 2017. This increase was primarily attributable to a higher gain on derivative instruments of $59.6 million compared to 2017, primarily related to the embedded derivatives on our Series A Preferred Stock that was retired in 2018; other non-operating income in 2018 compared to an expense in 2017 for a change of $14.1 million; an increase in gain on sale of subsidiaries of $10.7 million compared to 2017, primarily related to the adjustment in 2017 of the sale purchase price of Swiss hospitality management schools; and a decrease in loss on debt extinguishment of $0.9 million. These increases were partially offset by a loss on foreign currency exchange in 2018 compared to gain in 2017, for a change of $34.9 million.

        Income tax (expense) benefit changed by $224.5 million to an expense of $133.2 million for 2018 from a benefit of $91.3 million for 2017. This change was due in part to a $59.6 million change in recorded withholding tax on intercompany loan redesignations in 2017 and 2018, a $12.9 million 2018 deferred tax asset release on a real estate sale between profitable and not-for-profit entities in Chile, an $8.3 million 2017 valuation allowance release in Brazil, a $4.7 million 2017 contingency release in Brazil, and a $2.8 million 2017 tax benefit related to tax rate change in Chile. In addition, the effects of the U.S. tax reform legislation resulted in a benefit in 2017 of $82.4 million for the remeasurement of deferred tax assets/liabilities due to the decrease in the U.S. federal tax rate from 35% to 21% beginning in 2018, and a $53.3 million benefit for valuation allowance release on the deferred tax assets other than net operating losses that, when realized, will become indefinite-lived net operating losses. Changes in the mix of pre-tax book income attributable to taxable and non-taxable entities in various taxing jurisdictions also contributed to the overall change.

        Income from discontinued operations, net of tax increased by $6.2 million to $79.1 million for 2018 from $72.9 million for 2017.

        Gain on sales of discontinued operations, net of tax for 2018 was $296.6 million related to the sales of our Cyprus, Italy, China, Germany, Morocco and Kendall subsidiaries in 2018.

Comparison of Consolidated Results for the Year Ended December 31, 2017 to the Year Ended December 31, 2016

        Revenues increased by $84.0 million to $3,385.9 million for the year ended December 31, 2017 from $3,301.9 million for the year ended December 31, 2016. This revenue increase was driven by higher average total enrollment at a majority of our institutions, which increased revenues by $41.5 million; the effect of product mix, pricing and timing, which increased revenues by $98.5 million; the effect of a net change in foreign currency exchange rates, which increased revenues by $82.6 million; and other Corporate and Eliminations changes, which accounted for an increase in revenues of $3.3 million. These increases in revenues were partially offset by the incremental impact of dispositions, which decreased revenues by $141.9 million.

        Direct costs and general and administrative expenses combined increased by $125.6 million to $3,136.8 million for 2017 from$3,011.2 million for 2016. The direct costs increase was due to overall higher enrollments and expanded operations, which increased costs by $69.1 million compared to 2016. The effect of a net change in foreign currency exchange rates increased costs by $83.3 million for 2017 compared to 2016. For 2017, share-based compensation expense and EiP implementation expense also increased direct costs by $72.0 million. Other Corporate and Eliminations expenses accounted for an increase in costs of $61.5 million in 2017, which included an expense of $22.8 million related to the portion of the refinancing transactions that was deemed to be a debt modification.

        Offsetting these direct cost increases was the incremental impact of dispositions, which decreased costs by $118.3 million for 2017 compared to 2016. Acquisition-related contingent liabilities for taxes other-than-income tax, net of changes in recorded indemnification assets, decreased direct costs by $2.8 million in 2017 and increased direct costs by $18.9 million in 2016, decreasing expenses by $21.7 million in 2017 compared to 2016. An operating gain on the sale of an asset group at Ad Portas decreased direct costs by $20.3 million in 2017.

        Operating income decreased by $48.7 million to $242.0 million for 2017 from $290.7 million for 2016. The decrease in operating income was primarily the result of higher 2017 operating expenses at Corporate combined with an increase in impairment loss of $7.1 million, partially offset by increased operating income at our Andean segment.

        Interest expense, net of interest income decreased by $53.0 million to $323.0 million for 2017 from $376.0 million for 2016. The decrease in interest expense was primarily attributable to lower average debt balances and lower interest rates during 2017 resulting from the 2017 debt refinancing transactions.

        Other non-operating income decreased by $442.0 million to $10.4 million for 2017 from $452.4 million for 2016. This decrease was primarily attributable to the gain on the sales of our Swiss and French subsidiaries in 2016 for a change of $408.6 million, a decrease in gain on foreign currency exchange of $74.8 million, primarily due to a redesignation of certain intercompany loans from temporary to permanent in the first quarter of 2017, and a change in other non-operating expense of $2.3 million in 2017 compared to 2016. These decreases were partially offset by a gain on derivative instruments in 2017 compared to a loss in 2016 for a change of $34.7 million and a decrease in loss on debt extinguishment of $9.0 million.

        Income tax benefit (expense) changed by $125.7 million to a benefit of $91.3 million for 2017 from an expense of $34.4 million for 2016. This decrease in expense was primarily due to the effects of the U.S. tax reform legislation, including an $82.4 million benefit for the remeasurement of deferred tax assets/liabilities due to the decrease in the U.S. federal tax rate from 35% to 21% beginning in 2018, and a $53.3 million benefit for valuation allowance release on the deferred tax assets other than net operating losses that, when realized, will become indefinite-lived net operating losses. This benefit for valuation allowance release was adjusted in 2018 by approximately $3.6 million. Also, management's decision to redesignate certain intercompany loans from temporary to permanent caused a discrete benefit of approximately $30 million during 2017. Changes in the mix of pre-tax book income attributable to taxable and non-taxable entities in various taxing jurisdictions also contributed to the overall change.

        Income from discontinued operations, net of tax increased by $39.5 million to $72.9 million for 2017 from $33.4 million for 2016.

        Net (income) loss attributable to noncontrolling interests increased by $8.0 million to a net income of $2.3 million for 2017 from a net loss of $5.7 million for 2016. The increase in net income attributable to noncontrolling interests primarily related to less net loss at MSA and Morocco, combined with increased net income related to HIEU China and a change from net loss to net income at INTI Malaysia and Pearl India. In 2017, the noncontrolling interest holders of Pearl exercised their put option, which required Laureate to purchase an additional 35% equity interest in Pearl. These increases were partially offset by St. Augustine, for which we had noncontrolling interest net income in 2016 but no noncontrolling interest net income in 2017 following our 2016 acquisition of the remaining 20% noncontrolling interest.

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

        The following table presents Adjusted EBITDA and reconciles net income (loss) to Adjusted EBITDA for the years ended December 31, 2018, 2017 and 2016:

				% Change Better/(Worse)
(in millions)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
(Loss) income from continuing operations	$(4.7)	$20.8	$332.7	(123)%	(94)%
Plus:
Equity in net income of affiliates, net of tax	—	(0.2)	(0.1)	(100)%	100%
Income tax expense (benefit)	133.2	(91.3)	34.4	nm	nm

Income (loss) from continuing operations before income taxes and equity in net income of affiliates	128.4	(70.6)	367.1	nm	(119)%
Plus:
(Gain) loss on sale of subsidiaries, net	(0.3)	10.5	(398.1)	103%	(103)%
Foreign currency exchange loss (gain), net	32.4	(2.5)	(77.3)	nm	(97)%
Other (income) expense, net	(12.2)	1.9	(0.5)	nm	nm
(Gain) loss on derivatives	(88.3)	(28.7)	6.1	nm	nm
Loss on debt extinguishment	7.5	8.4	17.4	11%	52%
Interest expense	235.2	334.9	390.4	30%	14%
Interest income	(11.9)	(11.9)	(14.4)	—%	(17)%

Operating income	291.0	242.0	290.7	20%	(17)%
Plus:
Depreciation and amortization	213.5	204.3	199.8	(5)%	(2)%

EBITDA	504.5	446.3	490.5	13%	(9)%
Plus:
Share-based compensation expense(a)	9.7	61.8	35.9	84%	(72)%
Loss on impairment of assets(b)	13.1	7.1	—	(85)%	nm
EiP implementation expenses(c)	95.8	100.2	54.1	4%	(85)%

Adjusted EBITDA	$623.1	$615.5	$580.4	1%	6%

nm—percentage changes not meaningful

(a)
Represents non-cash, share-based compensation expense pursuant to the provisions of ASC 718.

(b)
Represents non-cash charges related to impairments of long-lived assets. For further details on certain impairment items see "Discussion of Significant Items Affecting the Consolidated Results for the Years Ended December 31, 2018, 2017 and 2016—Impairments."

(c)
EiP implementation expenses are related to our enterprise-wide initiative to optimize and standardize our processes, creating vertical integration of procurement, information technology, finance, accounting and human resources. The first wave of EiP began in 2014 and was substantially completed in 2017, and includes the establishment of regional shared services organizations (SSOs) around the world, as well as improvements to our system of internal controls over financial reporting. Given the success of the first wave of EiP, we have expanded the initiative into other back- and mid-office areas, as well as certain student-facing activities, in order to generate additional efficiencies and create a more efficient organizational structure. Also included in EiP are certain non-recurring costs incurred in connection with the planned and completed dispositions described in Note 4, Discontinued Operations and Assets Held for Sale, and Note 6, Dispositions and Asset Sales, of our consolidated financial statements included elsewhere in this Form 10-K.

Comparison of Depreciation and Amortization, Share-based Compensation and EiP Implementation Expenses for the Years Ended December 31, 2018 and 2017

        Depreciation and amortization increased by $9.2 million to $213.5 million for 2018 from $204.3 million for 2017. Depreciation and amortization expense increased by $14.5 million, primarily attributable to a larger depreciable asset base in 2018 compared to 2017, as well as accelerated depreciation on certain corporate assets whose estimated useful lives were reduced. This increase was partially offset by the effects of foreign currency exchange, which decreased depreciation and amortization expense by $5.3 million for 2018 compared to 2017.

        Share-based compensation expense decreased by $52.1 million to $9.7 million for 2018 from $61.8 million for 2017. This decrease is mostly attributable to stock options that were granted to the Company's then-CEO in 2017 under the Executive Profits Interests (EPI) agreement. The EPI options vested upon consummation of the IPO on February 6, 2017, resulting in additional share-based compensation expense of $14.6 million during 2017. Additionally, in 2017, the Company recognized $21.0 million of share-based compensation expense for award modifications, of which $6.0 million related to stock option repricing and $15.0 million related to the extension of the post-employment exercise periods of vested stock options for several executives in connection with their separation from the Company. Also, in 2018, the Company reversed expense for certain performance-based stock option awards where the performance target became improbable of achievement and recorded the correction of an immaterial error in the prior year.

        EiP implementation expenses decreased by $4.4 million to $95.8 million for 2018 from $100.2 million for 2017. The EiP expenses are related to an enterprise-wide initiative to optimize and standardize our processes, creating vertical integration of procurement, information technology, financing, accounting and human resources. EiP also includes the establishment of regional SSOs around the world, as well as improvements to our system of internal controls over financial reporting. The year-over-year decrease in EiP expenses relates primarily to higher severance costs recognized in 2017, which were predominantly contractual termination benefits recognized in accordance with ASC 712, "Compensation-Nonretirement Postemployment Benefits," partially offset by higher 2018 expenses attributable to compliance monitoring of information technology general controls and costs incurred in connection with the dispositions.

Comparison of Depreciation and Amortization, Share-based Compensation and EiP Implementation Expenses for the Years Ended December 31, 2017 and 2016

        Depreciation and amortization increased by $4.5 million to $204.3 million for 2017 from $199.8 million for 2016. The effects of foreign currency exchange increased depreciation and amortization expense by $5.6 million for 2017 compared to 2016 and other items accounted for an increase in depreciation and amortization of $1.9 million. Partially offsetting these increases was the incremental impact of dispositions, which decreased depreciation and amortization expense by $3.0 million.

        Share-based compensation expense increased by $25.9 million to $61.8 million for 2017 from $35.9 million for 2016. This increase is attributable in part to stock options that were granted to the Company's then-CEO under the Executive Profits Interests (EPI) agreement. The EPI options vested upon consummation of the IPO on February 6, 2017, resulting in additional share-based compensation expense of $14.6 million during 2017. Additionally, we recognized $15.0 million in additional share-based compensation expense in 2017 related to the extension of the post-employment exercise periods of vested stock options for several executives in connection with their separation from the Company.

        EiP implementation expenses increased by $46.1 million to $100.2 million for 2017 from $54.1 million for 2016. The EiP expenses are related to an enterprise-wide initiative to optimize and standardize our processes, creating vertical integration of procurement, information technology, financing, accounting and human resources. EiP also includes the establishment of regional SSOs around the world, as well as improvements to our system of internal controls over financial reporting. The increase relates primarily to increased severance costs in 2017 that are predominantly contractual termination benefits recognized in accordance with ASC 712, "Compensation—Nonretirement Postemployment Benefits."

Segment Results

        We have five reportable segments: Brazil, Mexico, Andean, Rest of World, and Online & Partnerships. As discussed in "Overview," the entire Central America & U.S. Campuses segment is included in Discontinued Operations and therefore is excluded from segment results. For purposes of the following comparison of results discussion, "segment direct costs" represent direct costs by segment as they are included in Adjusted EBITDA, such that depreciation and amortization expense, loss on impairment of assets, share-based compensation expense and our EiP implementation expenses have been excluded. Organic enrollment is based on average total enrollment for the period. For a further description of our segments, see "Overview."

        The following tables, derived from our consolidated financial statements included elsewhere in this Form 10-K, presents selected financial information of our reportable segments included in continuing operations:

				% Change Better/(Worse)
(in millions) For the year ended December 31,	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Revenues:
Brazil	$654.3	$765.7	$690.8	(15)%	11%
Mexico	646.1	646.2	626.0	—%	3%
Andean	1,155.7	1,085.6	969.7	6%	12%
Rest of World	238.0	214.7	330.4	11%	(35)%
Online & Partnerships	664.2	690.4	705.0	(4)%	(2)%
Corporate	(8.1)	(16.8)	(20.1)	52%	16%

Consolidated Total Revenues	$3,350.2	$3,385.9	$3,301.9	(1)%	3%

Adjusted EBITDA:
Brazil	$104.0	$134.2	$95.4	(23)%	41%
Mexico	143.2	147.2	143.7	(3)%	2%
Andean	317.1	301.2	225.5	5%	34%
Rest of World	40.4	32.4	53.4	25%	(39)%
Online & Partnerships	194.7	204.5	208.2	(5)%	(2)%
Corporate	(176.3)	(204.1)	(145.9)	14%	(40)%

Consolidated Total Adjusted EBITDA	$623.1	$615.5	$580.4	1%	6%

Brazil

Financial Overview

Revenues

Adjusted EBITDA

Comparison of Brazil Results for the Year Ended December 31, 2018 to the Year Ended December 31, 2017

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
December 31, 2017	$765.7	$631.5	$134.2
Organic enrollment(1)	20.6
Product mix, pricing and timing(1)	(35.3)

Organic constant currency	(14.7)	(16.2)	1.5
Foreign exchange	(96.7)	(74.4)	(22.3)
Acquisitions	—	—	—
Dispositions	—	—	—
Other(2)	—	9.4	(9.4)

December 31, 2018	$654.3	$550.3	$104.0

(1)
Organic enrollment and Product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

(2)
Other is composed of acquisition-related contingent liabilities for taxes other-than-income tax, net of changes in recorded indemnification assets.

        Revenues decreased by $111.4 million, a 15% decrease from 2017.

  •
  The decreases in revenues was primarily due to weakening of the Brazilian Real relative to the USD compared to 2017, partially offset by the effect of higher average organic enrollment, which increased during 2018 by 3%, increasing revenues by $20.6 million.

  •
  Revenues represented 20% of our consolidated total revenues for 2018 compared to 23% for 2017.

        Adjusted EBITDA decreased by $30.2 million, a 23% decrease from 2017.

  •
  Acquisition-related contingent liabilities for taxes other-than-income tax, net of changes in recorded indemnification assets, increased direct costs by $3.2 million in 2018 and decreased direct costs by $6.2 million in 2017, increasing expenses by $9.4 million in 2018 compared to 2017.

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

  •
  Revenues represented 23% of our consolidated total revenues for 2017 compared to 21% for 2016.

        Adjusted EBITDA increased by $38.8 million, a 41% increase from 2016.

  •
  Acquisition-related contingent liabilities for taxes other-than-income tax, net of changes in recorded indemnification assets, decreased direct costs by $6.2 million in 2017 and increased direct costs by $15.0 million in 2016, decreasing expenses by $21.2 million in 2017 compared to 2016.

Mexico

Financial Overview

Revenues	Adjusted EBITDA

Comparison of Mexico Results for the Year Ended December 31, 2018 to the Year Ended December 31, 2017

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
December 31, 2017	$646.2	$499.0	$147.2
Organic enrollment(1)	(18.0)
Product mix, pricing and timing(1)	29.2

Organic constant currency	11.2	12.0	(0.8)
Foreign exchange	(11.3)	(8.9)	(2.4)
Acquisitions	—	—	—
Dispositions	—	—	—
Other(2)	—	0.8	(0.8)

December 31, 2018	$646.1	$502.9	$143.2

(1)
Organic enrollment and Product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

(2)
Other is composed of acquisition-related contingent liabilities for taxes other-than-income tax, net of changes in recorded indemnification assets.

        Revenues decreased by $0.1 million, remaining relatively flat compared to 2017.

  •
  Organic enrollment decreased during 2018 by 2%, decreasing revenues by $18.0 million, which was more than offset by increases from product mix, pricing and timing.

  •
  Revenues represented 19% of our consolidated total revenues for both 2018 and 2017.

        Adjusted EBITDA decreased by $4.0 million, a 3% decrease from 2017.

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

  •
  Revenues represented 19% of our consolidated total revenues for both 2017 and 2016.

        Adjusted EBITDA increased by $3.5 million, a 2% increase from 2016.

  •
  The September 2017 Mexico City earthquake caused approximately $3.3 million of repairs and maintenance expenses to be recorded in direct costs.

Andean

Financial Overview

Revenues	Adjusted EBITDA

Comparison of Andean Results for the Year Ended December 31, 2018 to the Year Ended December 31, 2017

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
December 31, 2017	$1,085.6	$784.4	$301.2
Organic enrollment(1)	31.2
Product mix, pricing and timing(1)	40.0

Organic constant currency	71.2	31.2	40.0
Foreign exchange	(1.1)	2.7	(3.8)
Acquisitions	—	—	—
Dispositions	—	—	—
Other(2)	—	20.3	(20.3)

December 31, 2018	$1,155.7	$838.6	$317.1

(1)
Organic enrollment and Product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

(2)
Other includes an operating gain on the sale of property and equipment from Ad Portas to UDLA Ecuador in 2017.

        Revenues increased by $70.1 million, a 6% increase from 2017.

  •
  Organic enrollment increased during 2018 by 3%, increasing revenues by $31.2 million.

  •
  Revenue represented 34% of our consolidated total revenues for 2018 compared to 32% for 2017.

        Adjusted EBITDA increased by $15.9 million, a 5% increase from 2017.

  •
  The overall increase in Adjusted EBITDA was partially offset by the effect of an operating gain in 2017 of approximately $20.3 million, which we recognized after the sale of property and equipment from Ad Portas to UDLA Ecuador in November 2017. This gain is included in the Other line item in the above table.

Comparison of Andean Results for the Year Ended December 31, 2017 to the Year Ended December 31, 2016

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
December 31, 2016	$969.7	$744.2	$225.5
Organic enrollment(1)	38.9
Product mix, pricing and timing(1)	42.4

Organic constant currency	81.3	32.0	49.3
Foreign exchange	34.6	28.5	6.1
Acquisitions	—	—	—
Dispositions	—	—	—
Other(2)	—	(20.3)	20.3

December 31, 2017	$1,085.6	$784.4	$301.2

(1)
Organic enrollment and Product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

(2)
Other includes an operating gain on the sale of property and equipment from Ad Portas to UDLA Ecuador.

        Revenues increased by $115.9 million, a 12% increase from 2016.

  •
  Organic enrollment increased during 2017 by 5%, increasing revenues by $38.9 million.

  •
  Revenues represented 32% of our consolidated total revenues for 2017 compared to 29% for 2016.

        Adjusted EBITDA increased by $75.7 million, a 34% increase from 2016.

  •
  In November 2017, we completed the sale of property and equipment from Ad Portas to UDLA Ecuador and recognized an operating gain of approximately $20.3 million, which is included in the Other line item in the above table.

  •
  Foreign exchange affected the results for 2017 due to the strengthening of the Chilean Peso and the Peruvian Nuevo Sol relative to the USD.

Rest of World

Financial Overview

Revenues	Adjusted EBITDA

Comparison of Rest of World Results for the Year Ended December 31, 2018 to the Year Ended December 31, 2017

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
December 31, 2017	$214.7	$182.3	$32.4
Organic enrollment(1)	29.2
Product mix, pricing and timing(1)	(0.4)

Organic constant currency	28.8	18.8	10.0
Foreign exchange	(5.5)	(3.5)	(2.0)
Acquisitions	—	—	—
Dispositions	—	—	—
Other	—	—	—

December 31, 2018	$238.0	$197.6	$40.4

(1)
Organic enrollment and Product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

        Revenues increased by $23.3 million, an 11% increase from 2017.

  •
  Organic enrollment increased during 2018 by 14%, increasing revenues by $29.2 million.

  •
  Revenues represented 7% of our consolidated total revenues for 2018 compared to 6% for 2017.

        Adjusted EBITDA increased by $8.0 million, a 25% increase from 2017.

Comparison of Rest of World Results for the Year Ended December 31, 2017 to the Year Ended December 31, 2016

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
December 31, 2016	$330.4	$277.0	$53.4
Organic enrollment(1)	5.9
Product mix, pricing and timing(1)	16.4

Organic constant currency	22.3	16.7	5.6
Foreign exchange	3.9	3.9	—
Acquisitions	—	—	—
Dispositions	(141.9)	(115.3)	(26.6)
Other	—	—	—

December 31, 2017	$214.7	$182.3	$32.4

(1)
Organic enrollment and Product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

        Revenues decreased by $115.7 million, a 35% decrease from 2016.

  •
  Organic enrollment increased during 2017 by 2%, increasing revenues by $5.9 million.

  •
  The sale of our Swiss and French institutions, which were included in continuing operations, accounted for a $141.9 million decrease in revenues.

  •
  Revenues represented 6% of our consolidated total revenues for 2017 compared to 10% for 2016.

        Adjusted EBITDA decreased by $21.0 million, a 39% decrease from 2016.

  •
  The incremental impact of dispositions includes the sale of our Swiss and French institutions and accounted for a $26.6 million decrease in Adjusted EBITDA.

Online & Partnerships

Financial Overview

Revenues	Adjusted EBITDA

Comparison of Online & Partnerships Results for the Year Ended December 31, 2018 to the Year Ended December 31, 2017

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
December 31, 2017	$690.4	$485.9	$204.5
Organic enrollment(1)	(33.3)
Product mix, pricing and timing(1)	7.1

Organic constant currency	(26.2)	(16.4)	(9.8)
Foreign exchange	—	—	—
Acquisitions	—	—	—
Dispositions	—	—	—
Other	—	—	—

December 31, 2018	$664.2	$469.5	$194.7

(1)
Organic enrollment and Product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

        Revenues decreased by $26.2 million, a 4% decrease from 2017.

  •
  Organic enrollment decreased during 2018 by 6%, decreasing revenues by $33.3 million.

  •
  Revenues represented 20% of our consolidated total revenues for both 2018 and 2017.

        Adjusted EBITDA decreased by $9.8 million, a 5% decrease compared to 2017.

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

  •
  Revenues represented 20% of our consolidated total revenues for 2017 compared to 21% for 2016.

        Adjusted EBITDA decreased by $3.7 million, a 2% decrease compared to 2016.

Corporate

        Corporate revenues represent amounts from our consolidated joint venture with the University of Liverpool, as well as centralized IT costs charged to various segments, offset by the elimination of intersegment revenues. 2017 and 2016 also included revenues from contractual arrangements with UDLA Ecuador, an institution in Ecuador that was formerly consolidated into Laureate prior to 2013.

        Operating results for Corporate for the years ended December 31, 2018, 2017 and 2016 were as follows:

				% Change Better/(Worse)
(in millions)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Revenues	$(8.1)	$(16.8)	$(20.1)	52%	16%
Expenses	168.2	187.3	125.8	10%	(49)%

Adjusted EBITDA	$(176.3)	$(204.1)	$(145.9)	14%	(40)%

Comparison of Corporate Results for the Year Ended December 31, 2018 to the Year Ended December 31, 2017

        Adjusted EBITDA increased by $27.8 million, a 14% increase from 2017.

  •
  2017 included an expense of $22.8 million related to the portion of the 2017 refinancing transactions that was deemed to be a debt modification.

  •
  2017 included an expense of $4.5 million related to a transaction with a former business partner.

  •
  2017 included $4.9 million of revenue from contractual arrangements with UDLA Ecuador.

  •
  Other items accounted for an increase in Adjusted EBITDA of $5.4 million, which primarily included a positive impact from the resolution of an earnout liability related to the 2014 acquisition of Monash South Africa.

Comparison of Corporate Results for the Year Ended December 31, 2017 to the Year Ended December 31, 2016

        Adjusted EBITDA decreased by $58.2 million, a 40% decrease from 2016.

  •
  2017 included an expense of $22.8 million related to the portion of the refinancing transactions that was deemed to be a debt modification.

  •
  Expense of $4.5 million recorded in 2017 related to a transaction with a former business partner.

  •
  Other costs, primarily labor costs and other professional fees, increased expenses by $30.9 million, mostly related to ongoing internal controls compliance initiatives, increased consulting expenses, legal costs, and compensation and severance.

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

        As of December 31, 2018, our secondary source of liquidity was cash and cash equivalents of $388.5 million, which does not include $216.4 million of cash recorded at subsidiaries that are classified as held for sale at December 31, 2018. Our cash accounts are maintained with high-quality financial institutions with no significant concentration in any one institution.

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

        The Company has continued to take actions to reduce leverage, improve liquidity and increase cash flow. In the first quarter of 2018, we repaid $350.0 million of the principal balance of our syndicated term loan that matures in April 2024 (the 2024 Term Loan) using the proceeds from the sale of our discontinued Cyprus and Italy operations, along with borrowings on our revolving credit facility that were subsequently repaid with the sale proceeds from China, a discontinued operation.

        The Company has several subsidiaries in our Andean, Rest of World and Central America & U.S. Campuses segments that are classified as held for sale as of December 31, 2018, as discussed in

"Overview" and in Note 4, Discontinued Operations and Assets Held for Sale, of our consolidated financial statements included elsewhere in this Form 10-K. The Company intends to use substantially all proceeds from the subsidiary sales to repay debt.

Sale Transactions

        On January 11, 2018, we completed the sale of European University-Cyprus Ltd (EUC) and Laureate Italy S.r.L. (Laureate Italy). Upon closing, we received gross proceeds of approximately 232.0 million Euros (EUR) (approximately US $275.5 million, or approximately $244.3 million net of cash sold and net of the $4.1 million working capital settlement between the Company and the buyer that was completed during the second quarter of 2018). The Company used the proceeds from this transaction, along with borrowings on our revolving credit facility that were subsequently repaid with the China sale proceeds discussed below, to repay $350.0 million of the principal balance of the 2024 Term Loan.

        On January 25, 2018, we completed the sale of LEI Lie Ying Limited (LEILY) for a total transaction value of Chinese Renminbi (RMB) 1,430.0 million (approximately US $207.6 million at December 31, 2018), of which RMB 50.0 million (approximately US $7.3 million at December 31, 2018) will not be paid because certain conditions were not satisfied by the closing date. At closing, the Company received initial net proceeds totaling approximately $128.8 million (approximately $110.8 million net of cash sold). Six months after the closing date, the buyer was required to pay to the Company the Hong Kong Dollar (HKD) equivalent of RMB 120.0 million (the First Holdback Payment). On July 27, 2018, the Company received the First Holdback Payment from the buyer, net of withholding taxes and agreed-upon legal fees, for a net payment of HKD 142.2 million ($18.1 million at the date of receipt), prior to banker transaction fees. Twelve months after the closing date, the buyer was required to pay to the Company the HKD equivalent of RMB 60.0 million (the Second Holdback Payment). On January 25, 2019, Laureate received HKD 71.5 million (approximately US $9.1 million at the date of receipt) for the Second Holdback Payment, net of legal fees. The remainder of the transaction value was paid into an escrow account and will be distributed to the Company pursuant to the terms and conditions of the escrow agreement.

        On April 12, 2018, we completed the sale of Laureate Germany and received gross proceeds of EUR 1.0 million (approximately US $1.2 million at the date of receipt). At the date of sale, Laureate Germany had approximately $12.9 million of cash and restricted cash on its balance sheet. In connection with this transaction, the Company contributed capital to Laureate Germany of approximately $3.6 million.

        On April 13, 2018, we completed the sale of Laureate Somed Holding in Morocco and received net proceeds of 300.0 million Moroccan Dirhams (approximately US $32.5 million at the date of sale, or approximately $31.1 million net of cash sold). The proceeds were used for general debt repayment across the Company rather than repayment of a specific tranche.

        On August 6, 2018, we completed the sale of certain assets of Kendall, including Kendall's education programs, in exchange for consideration of one dollar. As part of the agreement, at closing Laureate paid $14.0 million to National Louis University (NLU), to support NLU's construction of facilities for the acquired culinary program on NLU's campus. In addition, Laureate paid approximately $2.1 million to NLU at closing for a working capital adjustment and other items provided for under the agreement. Also, at the closing date of the sale, the cease-use criteria were met for a leased building that was not part of the sale transaction and that has a lease term ending in July 2028. Accordingly, the Company recorded a liability of approximately $24.0 million for the present value of the remaining lease costs, less estimated sublease income.

        As discussed in Note 4, Discontinued Operations and Assets Held for Sale, and Note 25, Subsequent Events, of our consolidated financial statements included elsewhere in this Form 10-K, on

February 1, 2019, we completed the sale of St. Augustine and received net proceeds of approximately $346.4 million. The Company used $340.0 million of the net proceeds to repay a portion of the 2024 Term Loan, with the remaining proceeds utilized to repay borrowings outstanding under our revolving credit facility.

        As discussed in Note 25, Subsequent Events, of our consolidated financial statements included elsewhere in this Form 10-K, on February 12, 2019, we completed the sale of Thai Education Holdings Company Limited, a Thailand corporation (TEDCO) and Far East Stamford International Co. Ltd. (FES). TEDCO is the owner of a controlling interest in FES, which is the license holder for Stamford International University, a member of the Laureate International Universities network with three campuses in Thailand. The total purchase price was approximately $35.3 million, and net proceeds to LEI Singapore were approximately $27.9 million, net of debt assumed by YuHua and other customary closing adjustments. The transaction closed on the same date. Of the $27.9 million in net proceeds, LEI Singapore received $23.7 million at closing. The balance of $4.2 million will be payable upon satisfaction of certain post-closing requirements.

Liquidity Restrictions

        Our liquidity is affected by restricted cash balances, which totaled $201.3 million and $212.2 million as of December 31, 2018 and December 31, 2017, respectively.

        Restricted cash consists of cash equivalents held to collateralize standby letters of credit in favor of the DOE. These letters of credit are required by the DOE in order to allow our U.S. institutions to participate in the Title IV program and totaled $139.0 million and $136.9 million as of December 31, 2018 and 2017, respectively.

        As of December 31, 2018 and 2017, we had approximately $5.7 million and $39.5 million, respectively, posted as cash-collateral for LOCs related to the Spain Tax Audits.

        As part of our normal operations, our insurers issue surety bonds on our behalf, as required by various state education authorities in the United States. We are obligated to reimburse our insurers for any payments made by the insurers under the surety bonds. As of December 31, 2018 and 2017, the total face amount of these surety bonds was $22.2 million and $14.0 million, respectively.

Indefinite Reinvestment of Foreign Earnings

        We earn a significant portion of our income from subsidiaries located in countries outside the United States. As part of our business strategies, we have determined that, except for one of our institutions in Peru, all earnings from our foreign continuing operations will be deemed indefinitely reinvested outside of the United States. As of December 31, 2018, $327.9 million of our total $388.5 million of cash and cash equivalents were held by foreign subsidiaries, including $158.4 million held by VIEs. These amounts above do not include $216.4 million of cash recorded at subsidiaries that are classified as held for sale at December 31, 2018, of which $208.4 million was held by foreign subsidiaries. As of December 31, 2017, $312.2 million of our total $320.6 million of cash and cash equivalents were held by foreign subsidiaries, including $101.0 million held by VIEs. These amounts above do not include $197.9 million of cash recorded at subsidiaries that are classified as held for sale at December 31, 2017, of which $181.5 million was held by foreign subsidiaries. The VIEs' cash and cash equivalents balances are generally required to be used only for the operations of these VIEs.

        Our plans to indefinitely reinvest certain earnings are supported by projected working capital and long-term capital requirements in each foreign subsidiary location in which the earnings are generated. We have analyzed our domestic operation's cash repatriation strategies, projected cash flows, projected working capital and liquidity, and the expected availability within the debt or equity markets to provide funds for our domestic needs. As a result, we rely on payments from contractual arrangements, such as intellectual property royalty, network fee and management services agreements, as well as repayments of intercompany loans to meet any of our existing or future debt service and other obligations, a substantial portion of which are denominated in USD. Based on our analysis, we believe we have the ability to indefinitely reinvest these foreign earnings. If our expectations change based on future developments such that some or all of the undistributed earnings of our foreign subsidiaries may be remitted to the United States in the foreseeable future, we will be required to recognize deferred tax expense and liabilities on those amounts and pay additional taxes. For Peru, we have recognized deferred tax liabilities of approximately $2.5 million for the portion of the undistributed foreign earnings that are not expected to be indefinitely reinvested outside the United States.

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

        As of December 31, 2018, senior long-term borrowings totaled $2,121.6 million and consisted of $1,321.6 million under the Senior Secured Credit Facility that matures in April 2022 and April 2024 and $800.0 million in Senior Notes due 2025 that mature on May 2025.

        As of December 31, 2018, other debt balances totaled $542.4 million and our capital lease obligations and sale-leaseback financings were $119.6 million. Other debt includes lines of credit and short-term borrowing arrangements of subsidiaries, mortgages payable and notes payable.

        Approximately $283.4 million of long-term debt, including the current portion, is included in the held-for-sale liabilities recorded on the consolidated balance sheet as of December 31, 2018. For further description of the held-for-sale amounts see Note 4, Discontinued Operations and Assets Held for Sale in our consolidated financial statements included elsewhere in this Form 10-K.

Senior Secured Credit Facility

        As of December 31, 2018, the outstanding balance under our Senior Secured Credit Facility was $1,321.6 million, which consisted of $93.5 million outstanding under our $385.0 million senior secured revolving credit facility and an aggregate outstanding balance of $1,228.1 million, net of a debt discount, under the term loans. As of December 31, 2017, the outstanding balance under our previous senior credit facility was $1,625.3 million, which consisted of $52.0 million outstanding under our $385.0 million senior secured revolving credit facility and an aggregate outstanding balance of $1,573.3 million, net of a debt discount, under the term loans.

Senior Notes

        As of both December 31, 2018 and 2017, the outstanding balance under our Senior Notes due 2025 was $800.0 million.

Covenants

        Under our Second Amended and Restated Credit Agreement we are subject to a Consolidated Senior Secured Debt to Consolidated EBITDA financial maintenance covenant, as defined in the Second Amended and Restated Credit Agreement, unless certain conditions are satisfied. As of December 31, 2018, these conditions were satisfied and, therefore, we were not subject to the leverage ratio covenant. The maximum ratio, as defined, is 3.50x as of December 31, 2018 and thereafter. In addition, notes payable at some of our locations contain financial maintenance covenants.

Other Debt

        Other debt includes lines of credit and short-term borrowing arrangements of subsidiaries, mortgages payable, and notes payable.

        As of December 31, 2018 and 2017, the aggregate outstanding balances on our lines of credit were $37.9 million and $42.2 million, respectively.

        On May 12, 2016, two outstanding loans at Universidad del Valle de México (UVM Mexico) that originated in 2007 and 2012 and were both scheduled to mature in May 2021 were refinanced and combined into one loan. The maturity date of the combined loan was extended to May 15, 2023. Principal repayments were suspended until May 15, 2018. The new refinanced loan carries a variable interest rate based on the 28-day Mexican Interbanking Offer Rate (TIIE), plus the applicable margin. The applicable margin for the interest calculation is established based on the ratio of debt to EBITDA, as defined in the agreement. Beginning on May 15, 2016, interest is paid monthly. The outstanding balance of the loan on May 12, 2016 was MXN 2,224.6 million (US $120.5 million at that date). As of December 31, 2018, the interest rate on the loan was 11.25% and the outstanding balance on the loan was $102.2 million. As of December 31, 2017, the interest rate on the loan was 10.72% and the outstanding balance on the loan was $112.6 million.

        In addition to the loans above, in August 2015, UVM Mexico entered into an agreement with a bank for a loan of MXN 1,300.0 million (approximately US $79.0 million at the time of the loan). The loan carried a variable interest rate and was scheduled to mature in August 2020. During December 2017, this loan was paid in full and a new loan in the amount of MXN 1,700.0 million (approximately US $89.0 million at the time of the loan) was obtained. The new loan matures in December 2023 and carries a variable interest rate based on TIIE, plus an applicable margin, which is established based on the ratio of debt to EBITDA, as defined in the agreement (10.50% as of December 31, 2018). Payments on the loan were deferred until December 2018, at which time quarterly principal payments were due, beginning at MXN 42.5 million (US $2.1 million at December 31, 2018) and increasing to MXN 76.5 million (US $3.8 million at December 31, 2018), with a balloon payment of MXN 425.0 million (US $21.3 million at December 31, 2018) due at maturity. As of December 31, 2018 and 2017, the outstanding balance of this loan was $83.1 million and $86.1 million, respectively.

        The Company obtained financing to fund the construction of two new campuses at one of our institutions in Peru, Universidad Peruana de Ciencias Aplicadas. As of December 31, 2018 and 2017, the outstanding balance on the loans was $32.9 million and $42.2 million, respectively. These loans have varying maturity dates with the final payment due in October 2022.

        We have outstanding notes payable at Universidad Privada del Norte (UPN), one of our institutions in Peru. These loans have varying maturity dates through December 2024. As of December 31, 2018 and 2017, these loans had an aggregate balance of $30.2 million and $38.6 million, respectively.

        On December 22, 2017, one of our subsidiaries in Peru entered into an agreement to borrow PEN 247.5 million (approximately US $76.0 million at the agreement date). The loan matures in December 2022. Quarterly payments in the amount of PEN 9.3 million (US $2.8 million at December 31, 2018) are due from March 2018 through December 2019. The quarterly payments increase to PEN 14.4 million (US $4.3 million at December 31, 2018) in March 2020 through the loan's maturity in December 2022. As of December 31, 2018, this loan had a balance of $62.8 million.

        We have outstanding notes payable at a real estate subsidiary in Chile. As of December 31, 2018 and 2017, the outstanding balance on the loans was $51.7 million and $67.1 million, respectively. These notes are repayable in installments with the final installment due in August 2028.

        On December 20, 2013, Laureate acquired THINK and financed a portion of the purchase price by borrowing AUD 45.0 million (US $31.7 million at December 31, 2018) under a syndicated facility agreement in the form of two term loans of AUD 22.5 million each. Facility A was payable at its maturity date of December 20, 2018. Facility B was amended in 2016 to be a revolving facility of up to AUD 15.0 million (US $10.6 million at December 31, 2018) and any balance outstanding was repayable at its maturity date of December 20, 2018. In October 2017, these loan facilities were further amended to provide the lender a security interest in all of the assets of Laureate's Australian operations. In addition, Facility A was converted from a term loan to a loan with a balloon payment due at maturity. In December 2018, these loan facilities were again amended to extend the maturity date from December 20, 2018 to June 30, 2020. As of December 31, 2018 and 2017, $14.7 million and $16.1 million, respectively, was outstanding under these loan facilities.

        We acquired FMU on September 12, 2014 and financed a portion of the purchase price by borrowing amounts under two loans that totaled BRL 259.1 million (approximately US $110.3 million at the borrowing date). Beginning in October 2017, the loans require semi-annual principal payments of BRL 22.0 million (US $5.7 million at December 31, 2018), continuing through their maturity dates in April 2021. As of December 31, 2018 and 2017, the outstanding balance of these loans was $28.4 million and $46.4 million, respectively.

        On December 20, 2017, one of our subsidiaries in Brazil entered into an agreement to borrow BRL 360.0 million (approximately US $110.0 million at the time of the loan). The loan matures on December 25, 2022. Quarterly payments in the amount of BRL 13.5 million (US $3.5 million at

December 31, 2018) are due from March 2019 through December 2019, at which point the quarterly payments increase to BRL 22.5 million (US $5.8 million at December 31, 2018) from March 2020 through December 2020, then to BRL 27.0 million (US $7.0 million at December 31, 2018) from March 2021 through maturity in December 2022. As of December 31, 2018 and 2017, the loan had a balance of $92.7 million and $108.4 million, respectively.

Leases

        We conduct a significant portion of our operations from leased facilities. These facilities include our corporate headquarters, other office locations, and many of our higher education facilities.

Due to Shareholders of Acquired Companies

        One method of payment for acquisitions is the use of promissory notes payable to the sellers of acquired companies. As of December 31, 2018 and December 31, 2017, we recorded $45.4 million and $71.8 million, respectively, for these liabilities. See also Note 7, Due to Shareholders of Acquired Companies, in our consolidated financial statements included elsewhere in this Form 10-K.

Capital Expenditures

        Capital expenditures consist of purchases of property and equipment and expenditures for deferred costs. Our capital expenditure program is a component of our liquidity and capital management strategy. This program includes discretionary spending, which we can adjust in response to economic and other changes in our business environment, to grow our network through the following: (1) capacity expansion at institutions to support enrollment growth; (2) new campuses for institutions in our existing markets; (3) information technology to increase efficiency and controls; and (4) online content development. Our non-discretionary spending includes the maintenance of existing facilities. We typically fund our capital expenditures through cash flow from operations and external financing. In the event that we are unable to obtain the necessary funding for capital expenditures, our long-term growth strategy could be significantly affected. We believe that our internal sources of cash and our ability to obtain additional third-party financing, subject to market conditions, will be sufficient to fund our investing activities.

        Our total capital expenditures for our continuing and discontinued operations, excluding receipts from the sale of subsidiaries and property equipment, were $257.9 million, $293.8 million and $256.7 million during 2018, 2017 and 2016, respectively. The 12% decrease in capital expenditures for 2018 compared to 2017 was primarily due to lower spending on growth initiatives in Brazil and Peru in 2018. The 14% increase in capital expenditures for 2017 compared to 2016 was related to increased spending on growth initiatives in Brazil combined with facilities improvements in Mexico and Costa Rica. These increases were partially offset by lower capital expenditures on Peru growth initiatives combined with the timing of spending related to certain Corporate global transformation initiatives.

Derivatives

        In the normal course of business, our operations are exposed to fluctuations in foreign currency values and interest rate changes. We mitigate a portion of these risks through a risk-management program that includes the use of derivatives. We had an immaterial net cash receipts from our derivatives for the year ended December 31, 2018, and were required to make net cash payments totaling $8.2 million and $17.7 million for the years ended December 31, 2017 and 2016, respectively. These amounts include cash payments that were recognized as interest expense for the derivatives designated as cash flow hedges, and in 2016 included net cash payments made for the derivatives related to the sale transactions. For further information on our derivatives, see Note 15, Derivative Instruments, in our consolidated financial statements included elsewhere in this Form 10-K.

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

        As of December 31, 2018 and 2017, plan assets included in Other assets in our Consolidated Balance Sheets were $4.9 million and $11.6 million, respectively. As of December 31, 2018 and 2017, the plan liabilities reported in our Consolidated Balance Sheets were $7.0 million and $18.7 million, respectively. As of December 31, 2018 and 2017, $1.2 million and $11.9 million, respectively, of the total plan liability was classified as a current liability; the remainder was noncurrent and recorded in Other long-term liabilities. The higher current liability in 2017 relates to several participants who retired during the fourth quarter of 2017 and received distributions of their plan balances in 2018.

Peru Acquisition

        On November 5, 2018, Laureate Education Peru, SRL, an indirect wholly owned subsidiary of the Company, acquired all of the capital stock of Instituto de Educación Superior Tecnológico Privado Red Avansys SAC (Avansys), an institution in Peru, for a total purchase price of approximately 63.0 million Peruvian Nuevo Sols (approximately US $18.9 million at the acquisition date), plus debt assumed. The purchase price was funded with cash in addition to a bridge loan of approximately $10.5 million that carries an interest rate of 8.15% and matures in April 2019. The Company intends to refinance the bridge loan into a long-term mortgage note payable.

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

        The following table summarizes our cash flows from operating, investing, and financing activities for each of the past three fiscal years:

(in millions)	2018	2017	2016
Cash provided by (used in):
Operating activities	$396.9	$192.2	$192.3
Investing activities	115.5	(284.7)	297.3
Financing activities	(410.1)	157.6	(445.7)
Effects of exchange rates changes on cash	(13.5)	25.9	3.5
Change in cash included in current assets held for sale	(31.7)	(32.5)	(3.5)

Net change in cash and cash equivalents	$57.0	$58.4	$43.8

Comparison of Cash Flows for the Year Ended December 31, 2018 to the Year Ended December 31, 2017

Operating activities

        Cash provided by operating activities increased by $204.7 million to $396.9 million for 2018, compared to $192.2 million for 2017. This increase in operating cash flows during 2018 was primarily due to the following: (1) cash paid for interest, prior to interest income, decreased by $150.1 million, from $384.2 million for 2017 to $234.1 million for 2018 as a result of the 2017 refinancing transactions and the $350.0 million principal repayment made in connection with the February 1, 2018 amendment of the Senior Secured Credit Facility; (2) during 2017, we fully repaid the FMU seller notes, the interest portion of which was classified in operating cash flows, resulting in a year-over-year increase in operating cash flows of $35.0 million; (3) during 2017, we made payments of $22.8 million for third-party general and administrative expenses in connection with the debt refinancing that was completed during the second quarter of 2017; and (4) proceeds from the settlement of derivative contracts increased operating cash flows by $14.1 million for the 2018 fiscal period, as compared to the 2017 fiscal period, related to cash received from the settlement of interest rate swaps.

        Partially offsetting these operating cash increases was an increase in cash paid for taxes of $12.5 million, from $130.5 million in 2017 to $143.0 million in 2018. The increase in cash paid for taxes was primarily due to approximately $34.8 million of payments made to the Spanish Tax Authorities during 2018, as discussed in Note 16, Income Taxes, of our consolidated financial statements included elsewhere in this Form 10-K, plus a U.S. payment of $3.5 million related to tax reform, partially offset by an approximately $20 million refund received by one of our Spanish subsidiaries during the first quarter of 2018 from an estimated tax payment made in 2016. Changes in operating assets and liabilities and other working capital accounted for the remaining change in operating cash of $4.8 million.

Investing activities

        Cash flows from investing activities increased by $400.2 million to an investing cash inflow of $115.5 million for 2018, from an investing cash outflow of $(284.7) million in 2017. This increase was primarily attributable to the sales of the Cyprus, Italy, China, Germany, Morocco and Kendall institutions during 2018, which resulted in a $366.0 million year-over-year increase in receipts from the sales of these Discontinued Operations and property and equipment. In addition, capital expenditures decreased from 2017 to 2018 by $35.9 million. Also, in 2018, the Company received proceeds from corporate-owned life insurance policies, which are deferred compensation plan assets, contributing to a total year-over-year increase in proceeds from insurance of $27.0 million.

        These investing cash increases were partially offset by a $10.0 million realized loss in 2018 on the foreign exchange swap agreements associated with the sale of the Cyprus and Italy institutions, as well as an increase in cash paid for acquisitions of $16.2 million, primarily related to the November 2018 acquisition of Avansys in Peru. Other items accounted for the remaining change of $2.5 million.

Financing activities

        Cash flows from financing activities decreased by $567.7 million to a financing cash outflow of $(410.1) million for 2018, compared to a financing cash inflow of $157.6 million for 2017. This decrease was primarily attributable to the $456.4 million of net proceeds from the 2017 IPO and net proceeds from the issuance of Series A Preferred Stock during 2017 of $55.3 million. Additionally, net payments of long-term debt during 2018, which included the $350.0 million repayment of the 2024 Term Loan, were $242.3 million higher than in 2017.

        These financing cash decreases were partially offset by lower payments during 2018 for debt issuance costs and redemption and call premiums of $80.7 million, related to the debt refinancing that was completed during the second quarter of 2017, in addition to lower payments of deferred price for acquisitions during 2018 versus 2017 of $81.2 million, due primarily to the repayment of the FMU seller note in September 2017. Payments to purchase noncontrolling interests were also $17.3 million lower in 2018 versus 2017. In addition, payments of dividends on the Series A Preferred Stock decreased by $8.3 million in 2018, as a result of the April 23, 2018 conversion of the Series A Preferred Stock into Class A common stock (no further dividend payments are required following the conversion). Other items accounted for the remaining change of $1.2 million.

Comparison of Cash Flows for the Year Ended December 31, 2017 to the Year Ended December 31, 2016

Operating activities

        Cash provided by operating activities decreased by $0.1 million to $192.2 million for 2017, compared to $192.3 million for 2016. This result was the net effect of several items. The payment of the FMU seller notes during the third quarter of 2017, the interest portion of which is classified in operating cash flows and included in the $39.4 million of Interest paid on deferred purchase price for acquisitions, decreased operating cash flows in 2017 as compared to 2016. Also, $22.8 million of debt modification fees were paid and expensed during 2017 related to the 2017 refinancing transactions. In addition, cash paid for interest on all other debt increased by $16.9 million, from $367.3 million for 2016 to $384.2 million for 2017. During 2017 we had lower average debt balances and lower interest rates than in 2016, so this increase in cash paid for interest is attributable to the timing of interest payments as a result of the 2017 refinancing transactions; the year-over-year decrease in our accrued interest payable balance resulted in increased cash interest payments of approximately $79.0 million in 2017 as compared to 2016. Cash paid for taxes increased by $1.8 million, from $128.7 million for 2016 to $130.5 million for 2017. These operating cash decreases were almost entirely offset by changes in operating assets and liabilities and other working capital, which increased cash by $80.8 million for 2017, compared to 2016, which can be partly attributed to the effect on operating cash flows for 2016 from the dispositions of the Swiss and French businesses.

Investing activities

        Cash flows from investing activities decreased by $582.0 million to an investing cash outflow of $(284.7) million for 2017, from an investing cash inflow of $297.3 million for 2016. This decrease was primarily attributable to the sales of the Swiss and French institutions during 2016, which resulted in a $544.6 million year-over-year decrease in receipts from the sale of property and equipment. Additionally, capital expenditures were higher in 2017 than in 2016 by $37.1 million. These investing cash decreases were partially offset by a year-over-year increase in investing cash flows of $5.7 million related to the 2016 cash settlement of derivatives associated with the sales of the Swiss and French institutions. Other items accounted for the remaining change of $6.0 million.

Financing activities

        Cash flows from financing activities increased by $603.3 million to a financing cash inflow of $157.6 million for 2017, compared to a financing cash outflow of $445.7 million for 2016. This increase was primarily attributable to the $456.4 million of net proceeds from the 2017 IPO. Additionally, net payments of long-term debt during 2017, which included the repayment of the previous senior credit facility and the redemption of the Senior Notes due 2019 in addition to the repurchase of $22.6 million of Senior Notes due 2019, were $572.4 million lower than in 2016. Debt repayments in 2016 included a payment of $300.0 million made in connection with the 2016 amendment of our credit agreement and approximately $269.3 million of repayments on our revolving credit facility related to the balance outstanding at the beginning of 2016. In addition, payments to purchase noncontrolling interests were $8.2 million lower during 2017 as compared to 2016, since 2016 included the purchase of the remaining noncontrolling interest of St. Augustine.

        These financing cash increases were partially offset by less net proceeds from the issuance of Series A Preferred Stock of $273.9 million; higher payments of deferred purchase price for acquisitions during 2017 versus 2016 of $72.7 million, due principally to the repayment of the FMU seller note in September 2017; higher payment during 2017 for debt issuance costs and redemption and call premiums of $69.7 million, related to the debt refinancing that was completed during the second quarter of 2017; and higher dividends of $17.9 million in 2017 paid on the Series A Preferred Stock. Other items accounted for the remaining change of $0.5 million.

Contractual Obligations

        The following table reflects a summary of our contractual obligations as of December 31, 2018:

		Payments due by period
(in millions)	Total	less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt(a),	$2,839.0	$135.3	$274.1	$307.3	$2,122.3
Operating lease obligations(b)	1,581.0	239.1	401.6	334.8	605.5
Interest payments(c)	1,265.1	251.2	441.6	371.0	201.3
Capital lease obligations(d)	239.3	9.2	32.0	54.2	143.9
Due to shareholders of acquired companies(e)	70.3	46.1	24.2	—	—
Other obligations(f)	40.0	6.2	13.5	9.3	11.0

Total	$6,034.7	$687.1	$1,187.0	$1,076.6	$3,084.0

(a)
Amount shown is gross of debt discount of approximately $9.9 million. Amount also includes approximately $165.1 million of debt related to subsidiaries that are classified as held for sale as of December 31, 2018.

(b)
Includes approximately $433.0 million of minimum future operating lease payments related to subsidiaries classified as held for sale as of December 31, 2018.

(c)
Interest payments relate to long-term debt, capital lease obligations and amounts due to shareholders of acquired companies, including interest on obligations related to subsidiaries that are classified as held for sale as of December 31, 2018. Interest payments for variable-rate long-term debt were calculated using the variable interest rates in effect at December 31, 2018.

(d)
Includes failed sale-leasebacks. Also includes approximately $119.7 million of capital lease obligations related to subsidiaries classified as held for sale as of December 31, 2018.

(e)
Due to shareholders of acquired companies represent promissory notes payable to the sellers of companies acquired by us. These notes payable are generally interest-bearing and have been recorded at their carrying value of $45.4 million, which is included in due to shareholders of acquired companies, and $22.5 million, which is included in liabilities held for sale on the 2018 consolidated balance sheet.

(f)
Other obligations consists primarily of contractually-owed service-related compensation, foreign tax settlement payments, and other contractual obligations.

        The preceding table does not reflect unrecognized income tax benefits, including interest and penalties, as of December 31, 2018 of approximately $90.8 million. We are unable to make a reasonably reliable estimate of the period of any cash settlements. It is reasonably possible that our liability for unrecognized tax benefits could change during the time period.

Off-Balance Sheet Arrangements

        As of December 31, 2018, we have the following off-balance sheet arrangements:

Noncontrolling Interest Call Options

        We hold several call options that give us the right to purchase the remaining shares owned by noncontrolling interest holders of certain acquired subsidiaries. These call options had no impact on our consolidated financial statements as of December 31, 2018. For further discussion regarding call options, see Note 12, Commitments and Contingencies, and Note 2, Significant Accounting Policies, included in our consolidated financial statements included elsewhere in this Form 10-K.

Student Loan Guarantees

        The accredited Chilean institutions in our network participate in the CAE Program. As part of the CAE Program, these institutions provide guarantees which result in contingent liabilities to third-party financing institutions, beginning at 90% of the tuition loans made directly to qualified students enrolled through the CAE Program and declining to 60% over time. The guarantees by these institutions are in effect during the period in which the student is enrolled. The maximum potential amount of payments our institutions could be required to make under the CAE Program was approximately $499.0 million and $527.0 million at December 31, 2018 and 2017, respectively. This maximum potential amount assumes that all students in the CAE Program do not graduate, so that our guarantee would not be assigned to the government, and that all students default on the full amount of the CAE-qualified loan balances. As of December 31, 2018 and 2017, we recorded $28.3 million and $27.1 million, respectively, as estimated long-term guarantee liabilities for these obligations, through a reduction of Revenues.

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

        In connection with the purchase of FMU on September 12, 2014, we pledged 75% of the acquired shares to third-party lenders as a guarantee of our payment obligations under the loans that financed a portion of the purchase price. We pledged the remaining 25% of the acquired shares to the sellers as a guarantee of our payment obligations under the purchase agreement for the seller notes. After the payment of the seller notes in September 2017, the shares pledged to the sellers were pledged to the third-party lenders until full payment of the loans, which mature in April 2021. In the event that we default on payment of the loans, the purchase agreement provides for a forfeiture of the relevant pledged shares.

        In connection with a loan agreement entered into by a Laureate subsidiary in Peru, all of the shares of UPN Peru, one of our universities, were pledged to the third-party lender as a guarantee of the payment obligations under the loan.

Standby Letters of Credit

        As of December 31, 2018, Laureate had outstanding letters of credit (LOCs), which consisted primarily of the following:

  •
  Fully cash-collateralized LOCs of $139.0 million in favor of the DOE, which are included in Restricted cash. These LOCs were required to allow Walden, NewSchool and St. Augustine to continue participating in the DOE Title IV program.

  •
  Fully cash-collateralized LOCs totaling $5.7 million, which are included in Restricted cash, that were issued to continue the appeals process with the Spain Tax Authorities who challenged the holding company structure in Spain.

Surety Bonds

        As part of our normal operations, our insurers issue surety bonds on our behalf, as required by various state education authorities in the United States. We are obligated to reimburse our insurers for any payments made by the insurers under the surety bonds. As of December 31, 2018, the total face amount of these fully cash-collateralized surety bonds was $22.2 million.

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

        Laureate for-profit entities provide necessary products and services, and/or intellectual property, to all institutions in the Laureate International Universities network, including the VIE institutions, through contractual arrangements at market rates and terms, which are accretive to Laureate. We periodically modify the rates we charge under these arrangements so that they are priced at or below fair market value and to add additional services. If it is determined that contractual arrangements with any institution are not on market terms, it could have an adverse regulatory impact on such institution. We believe these arrangements improve the quality of the academic curriculum and the students' educational experience. There are currently four types of contractual arrangements: (i) intellectual property (IP) royalty arrangements; (ii) network fee arrangements; (iii) management service arrangements; and (iv) lease arrangements.

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

        Revenues recognized by our for-profit entities from these contractual arrangements with our consolidated VIEs were $100.2 million, $123.2 million and $113.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. These revenues are eliminated in consolidation.

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

        The VIEs in Brazil and Mexico include several not-for-profit foundations that have insignificant revenues and operating expenses. Selected Consolidated Statements of Operations information for VIEs that are included in continuing operations was as follows, net of the charges related to the above-described contractual arrangements:

(in millions) For the years ended December 31,	2018	2017	2016
Selected Statements of Operations information:
Revenues, by segment:
Brazil	$—	$0.1	$—
Mexico	0.1	—	—
Andean	441.3	418.0	380.1
Rest of World	—	—	20.2

Revenues	441.4	418.1	400.3
Depreciation and amortization	25.5	26.9	28.4
Operating income (loss), by segment:
Brazil	(0.1)	—	(0.1)
Mexico	(0.5)	(0.9)	(1.0)
Andean	9.7	(4.9)	(17.1)
Rest of World	—	—	4.2

Operating income (loss)	9.1	(5.7)	(14.0)
Net income attributable to Laureate Education, Inc.	33.2	13.0	3.3

        The following table reconciles the Net income (loss) attributable to Laureate Education, Inc. as presented in the table above, to the amounts in our Consolidated Statements of Operations:

(in millions) For the years ended December 31,	2018	2017	2016
Variable interest entities	$33.2	$13.0	$3.3
Other operations including discontinued operations	503.1	513.2	550.1
Corporate and eliminations	(166.3)	(434.8)	(181.5)

Net income attributable to Laureate Education, Inc.	$370.1	$91.5	$371.8

        The following table presents selected assets and liabilities of the consolidated VIEs. Except for Goodwill, the assets in the table below include the assets that can be used only to settle the obligations for the VIEs. The liabilities in the table are liabilities for which the creditors of the VIEs do not have recourse to the general credit of Laureate.

        Selected Consolidated Balance Sheet amounts for these VIEs were as follows:

	December 31, 2018		December 31, 2017
(in millions)	VIE	Consolidated	VIE	Consolidated
Balance Sheets data:
Cash and cash equivalents	$158.4	$388.5	$101.0	$320.6
Current assets held for sale	183.9	306.4	170.2	324.7
Other current assets	141.3	522.3	136.1	643.5

Total current assets	483.6	1,217.1	407.3	1,288.7
Goodwill	168.5	1,707.1	183.8	1,828.4
Tradenames	66.9	1,126.2	74.5	1,167.3
Other intangible assets, net	—	25.4	—	35.8
Long-term assets held for sale	165.1	1,031.5	369.4	1,224.7
Other long-term assets	312.7	1,662.3	384.6	1,846.5

Total assets	1,196.8	6,769.6	1,419.6	7,391.3
Current liabilities held for sale	101.3	308.4	183.2	451.6
Other current liabilities	106.7	881.7	158.0	923.0
Long-term liabilities held for sale	42.3	354.3	84.8	405.7
Long-term debt and other long-term liabilities	24.5	3,159.9	23.7	3,609.7

Total liabilities	274.7	4,704.3	449.6	5,390.0
Total stockholders' equity	922.1	2,050.9	970.0	1,587.3
Total stockholders' equity attributable to Laureate Education, Inc.	921.7	2,061.1	949.0	1,575.2

        The amounts classified as held-for-sale assets and liabilities at December 31, 2018 and December 31, 2017 in the table above relate to VIEs that are included in our Rest of World, Andean and Central America & U.S. Campuses segments. The VIEs' cash and cash equivalents balances are generally required to be used only for the benefit of the operations of these VIEs.

Chile—Higher Education Law

        On January 24, 2018, a new Higher Education Law (the New Law) was passed by the Chilean Congress, and signature and enactment of the New Law occurred in May 2018. Among other things, the New Law prohibits conflicts of interests and related party transactions involving universities and their controlling parties with certain exceptions, including the provision of services that are educational in nature or essential for the university's purposes. While the Company has modified some of its relationships with the Chilean universities in its network, and may need to make further modifications, we do not believe the New Law will change our relationship with our two tech/voc institutions in Chile that are for-profit entities. However, it is possible that the Chilean government will adopt additional laws that affect for-profit tech/voc institutions and their relationships with their owners.

        The New Law established a Superintendency of Higher Education, with authority to regulate institutions of higher education and promulgate regulations and procedures implementing the New Law. While we await the promulgation of additional regulations by the Superintendent of Higher Education prior to the May 2019 implementation date stipulated under the New Law, we are continuing to evaluate the impact the New Law will have on our Chilean operations, including the extent to which it will affect existing contractual relationships that we maintain with the Chilean non-profit universities. Once the Superintendent issues the regulations, the Company and the Chilean universities may need to evaluate additional modifications to the existing contractual relationships. We will also review our accounting treatment of the Chilean non-profit universities, which are accounted for as variable interest entities, to determine whether we can continue to consolidate them. Our continuing evaluation of the impact of the New Law may result in changes to our expectations due to changes in our interpretations of the law, assumptions used, and additional guidance that may be issued. There is no assurance that the New Law will not have additional material adverse effects on our financial condition or results of operations.

        While we believe that all of our institutions in Chile are operating in full compliance with Chilean law, we cannot predict the extent or outcome of any additional educational reforms that may be implemented in Chile. Depending upon how these reforms are defined and implemented, there could be a material adverse effect on our financial condition and results of operations.

        In October 2018, the Ministry of Education notified UNAB, UDLA Chile and UVM Chile, universities that are part of the Laureate International Universities network, that it had issued a final resolution to each of the institutions thereby marking the end of previously disclosed administrative processes into possible violations of the not-for-profit status of those institutions. The resolutions found no violations of law on the part of UNAB, UVM Chile, or UDLA Chile, while reaffirming the obligation of the not-for-profit institutions to ensure that their conduct comply with the New Law when implemented.

Business Combinations

        We apply the purchase accounting standards under ASC 805, "Business Combinations," to acquisitions. The purchase price of an acquisition is allocated, for accounting purposes, to individual tangible and identifiable intangible assets acquired, liabilities assumed and noncontrolling interests based on their estimated fair values on the acquisition date. Any excess purchase price over the assigned values of net assets acquired is recorded as goodwill. The acquisition date is the date on which control is obtained by the acquiring company. Any non-monetary consideration transferred and any previously held noncontrolling interests that are part of the purchase consideration are remeasured at fair value on the acquisition date, with any resulting gain or loss recognized in earnings. The preliminary allocations of the purchase price are subject to revision in subsequent periods based on the final determination of fair values, which must be finalized no later than the first anniversary of the date of the acquisition. Transaction costs are expensed as incurred. See Note 5, Acquisitions, in our consolidated financial statements included elsewhere in this Form 10-K for details of our business combinations.

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

        We also evaluate the sensitivity of a change in assumptions related to goodwill impairment, assessing whether a 10% reduction in our estimates of revenue or a 1% increase in our estimated discount rates would result in impairment of goodwill. Using the current estimated cash flows and discount rates, each reporting unit's estimated fair value exceeds its carrying value by at least 15% in instances where we performed step one of the two-step fair value-based impairment testing. We have determined that none of our reporting units with material goodwill were at risk of failing the first step of the goodwill impairment test as of December 31, 2018.

        The impairment test for indefinite-lived intangible assets generally requires a new determination of the fair value of the intangible asset using the "relief-from-royalty" method. This method estimates the amount of royalty expense that we would expect to incur if the assets were licensed from a third party. We use publicly available information and proprietary third-party arm's length agreements that Laureate has entered into with various licensors, when applicable, in determining certain assumptions to assist us in estimating fair value using market participant assumptions. If the fair value of the intangible asset is less than its carrying value, the intangible asset is adjusted to its new estimated fair value, and an impairment loss is recognized.

        If the estimates and related assumptions used in assessing the recoverability of our goodwill and indefinite-lived intangible assets decline, we may be required to record impairment charges for those assets. We base our fair value estimates on assumptions that we believe to be reasonable but that are unpredictable and inherently uncertain. Actual results may differ from those estimates. In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of our reporting units. In connection with our goodwill impairment testing in the fourth quarter of 2018, we wrote off the remaining goodwill balance of $3.1 million associated with our operations in the Kingdom of Saudi Arabia, within our Rest of World segment. See also "—Results of Operations—Discussion of Significant Items Affecting the Consolidated Results for the Years Ended December 31, 2018, 2017 and 2016" and Note 9, Goodwill and Other Intangible Assets, in our consolidated financial statements included elsewhere in this Form 10-K for further details of the impairments.

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

        We recorded impairment losses on long-lived assets for the years ended December 31, 2018 and 2017. See Note 9, Goodwill and Other Intangible Assets, in our consolidated financial statements included elsewhere in this Form 10-K for further details. We recorded no impairment losses on long-lived assets and finite-lived intangible assets for the year ended December 31, 2016.

Deferred Costs

        Deferred costs on the consolidated balance sheets consist primarily of direct costs associated with online course development, accreditation and costs to obtain a contract. Deferred costs associated with the development of online educational programs are capitalized after technological feasibility has been established. Deferred online course development costs are amortized to direct costs on a straight-line basis over the estimated period that the associated products are expected to generate revenues. Deferred online course development costs are evaluated on a quarterly basis through review of the corresponding course catalog. If a course is no longer listed or offered in the current course catalog, then the costs associated with its development are written off. As of December 31, 2018 and 2017, the unamortized balances of online course development costs were $57.1 million and $58.0 million, respectively. We defer direct and incremental third-party costs incurred for obtaining initial accreditation and for the renewal of accreditations. These accreditation costs are amortized to direct costs over the life of the accreditation on a straight-line basis. As of December 31, 2018 and 2017, the unamortized balances of accreditation costs were $2.7 million and $2.9 million, respectively. Laureate also defers certain commissions and bonuses earned by third party agents and our employees that are considered incremental and recoverable costs of obtaining a contract with a customer. These costs are amortized over the period of benefit which ranges from two to four years. As of December 31, 2018 and 2017, the unamortized balances of contract costs were $7.0 million and $0, respectively.

        At December 31, 2018 and 2017, our total deferred costs were $184.9 million and $164.6 million, respectively, with accumulated amortization of $(118.0) million and $(103.6) million, respectively.

Debt Issuance Costs

        Debt issuance costs are paid as a result of certain debt transactions and are presented as a deduction from debt. These debt issuance costs are amortized over the term of the associated debt instruments. The amortization expense is recognized as a component of Interest expense in the Consolidated Statements of Operations. If we extinguish our debt before its full term, we may need to write off all or a portion of these deferred financing costs and recognize a loss on extinguishment. As of December 31, 2018 and 2017, the unamortized balances of deferred financing costs were $88.2 million and $105.3 million, respectively.

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

Indefinite Reinvestment of Foreign Earnings

        We earn a significant portion of our income from subsidiaries located in countries outside the United States. Except for one of our institutions in Peru, deferred tax liabilities have not been recognized for undistributed foreign earnings of continuing operations because management believes that the earnings will be indefinitely reinvested outside the United States under the Company's planned tax neutral methods. ASC 740, "Income Taxes," requires that we evaluate our circumstances to determine whether or not there is sufficient evidence to support the assertion that we will reinvest undistributed foreign earnings indefinitely. Our assertion that earnings from our foreign operations will be indefinitely reinvested is supported by projected working capital and long-term capital plans in each foreign subsidiary location in which the earnings are generated. Additionally, we believe that we have the ability to indefinitely reinvest foreign earnings based on our domestic operation's cash repatriation strategies, projected cash flows, projected working capital and liquidity, and the expected availability of capital within the debt or equity markets. If our expectations change based on future developments such that some or all of the undistributed earnings of our foreign subsidiaries may be remitted to the United States in the foreseeable future, we will be required to recognize deferred tax expense and liabilities on those amounts.

Revenue Recognition

        Laureate's revenues primarily consist of tuition and educational service revenues. We also generate other revenues from student fees, dormitory/residency fees and other education-related activities. These other revenues are less material to our overall financial results and have a tendency to trend with tuition revenues. Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. These revenues are recognized net of scholarships and other discounts, refunds, waivers and the fair value of any guarantees made by Laureate related to student financing programs. For further description, see also Note 3, Revenue, in our consolidated financial statements included elsewhere in this Form 10-K.

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

Derivatives

        In the normal course of business, our operations have significant exposure to fluctuations in foreign currency values and interest rate changes. Accordingly, we mitigate a portion of these risks through a risk-management program that includes the use of derivative financial instruments (derivatives). Laureate selectively enters into foreign exchange forward contracts to reduce the earnings impact related to receivables and payables that are denominated in foreign currencies. In addition, in certain cases Laureate uses interest rate swaps to mitigate certain risks associated with floating-rate debt arrangements. We do not engage in speculative or leveraged transactions, nor do we hold or issue derivatives for trading purposes.

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

Share-Based Compensation

        We use the Black-Scholes-Merton option pricing model to calculate the fair value of stock options. This option valuation model requires the use of subjective assumptions, including the estimated fair value of the underlying common stock, the expected stock price volatility, and the expected term of the option. Prior to the IPO, the estimated fair value of the underlying common stock was based on third-party valuations. After our IPO, the estimated fair value of the underlying common stock is based on the closing price of our Class A common stock on the grant date. Since we have only been publicly traded since February 2017, our volatility estimates have been based on a peer group of companies. We estimate the expected term of awards to be the weighted average mid-point between the vesting date and the end of the contractual term. We use this method to estimate the expected term since we do not have sufficient historical exercise data.

        We have granted restricted stock, restricted stock units, stock options, and performance awards for which the vesting is based on our annual performance metrics. For interim periods, we use our year-to-date actual results, financial forecasts, and other available information to estimate the probability of the award vesting based on the performance metrics. The related compensation expense recognized is affected by our estimates of the vesting probability of these performance awards. See Note 14, Share-based Compensation and Equity, in our consolidated financial statements included elsewhere in this Form 10-K for further discussion of these arrangements.

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

        Based on our outstanding variable-rate debt as of December 31, 2018 and factoring in the impact of the derivatives, an increase of 100 basis points in our weighted-average interest rate would result in an increase in interest expense of $17.6 million on an annual basis.

        See Note 15, Derivative Instruments, in our consolidated financial statements included elsewhere in this Form 10-K for further discussion of our derivatives.

Foreign Currency Exchange Risk

        We use the USD as our reporting currency. We derived approximately 81% of our revenues from students outside of the United States for the year ended December 31, 2018. Our business is transacted through a network of international and domestic subsidiaries, generally in the local currency, considered the functional currency for that subsidiary.

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

        For the year ended December 31, 2018, a hypothetical 10% adverse change in average annual foreign currency exchange rates, excluding the impacts of our derivatives, would have decreased Operating income and Adjusted EBITDA by approximately $25.0 million and $65.0 million, respectively.

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

Item 8.    Financial Statements

Report of Management on Internal Control over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. We conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on our evaluation, we have concluded that our internal control over financial reporting was effective as of December 31, 2018.

        The effectiveness of our internal control over financial reporting as of December 31, 2018, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Date: February 28, 2019

/s/ EILIF SERCK-HANSSEN Eilif Serck-Hanssen Chief Executive Officer
/s/ JEAN-JACQUES CHARHON Jean-Jacques Charhon Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Laureate Education, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

        We have audited the accompanying consolidated balance sheets of Laureate Education, Inc. and its subsidiaries (the "Company") as of December 31, 2018 and 2017, and the related consolidated statements of operations, of comprehensive income, of stockholders' equity and of cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the COSO.

Change in Accounting Principles

        As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for certain cash receipts and cash payments and the manner in which it accounts for restricted cash and restricted cash equivalents in the consolidated statement of cash flows in 2018.

Basis for Opinions

        The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company's consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

        We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

        Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Baltimore, Maryland
February 28, 2019

        We have served as the Company's auditor since 2007, which includes periods before the Company became subject to SEC reporting requirements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

IN THOUSANDS, except per share amounts

For the years ended December 31,	2018	2017	2016
Revenues	$3,350,224	$3,385,876	$3,301,864
Costs and expenses:
Direct costs	2,746,868	2,821,291	2,788,691
General and administrative expenses	299,264	315,471	222,496
Loss on impairment of assets	13,110	7,121	—

Operating income	290,982	241,993	290,677
Interest income	11,856	11,865	14,414
Interest expense	(235,235)	(334,901)	(390,391)
Loss on debt extinguishment	(7,481)	(8,392)	(17,363)
Gain (loss) on derivatives	88,292	28,656	(6,084)
Other income (expense), net	12,173	(1,892)	457
Foreign currency exchange (loss) gain, net	(32,409)	2,539	77,299
Gain (loss) on sales of subsidiaries, net	254	(10,490)	398,081

Income (loss) from continuing operations before income taxes and equity in net (loss) income of affiliates	128,432	(70,622)	367,090
Income tax (expense) benefit	(133,160)	91,308	(34,440)
Equity in net (loss) income of affiliates, net of tax	(2)	152	90

(Loss) income from continuing operations	(4,730)	20,838	332,740
Income from discontinued operations, net of tax expense of $47,382 for 2018, $24,495 for 2017 and $30,561 for 2016	79,080	72,926	33,446
Gain on sales of discontinued operations, net, including tax benefit of $3,466 for 2018 and $0 for 2017 and 2016	296,580	—	—

Net income	370,930	93,764	366,186
Net (income) loss attributable to noncontrolling interests	(863)	(2,299)	5,661

Net income attributable to Laureate Education, Inc.	$370,067	$91,465	$371,847

Accretion of Series A convertible redeemable preferred stock and other redeemable noncontrolling interests and equity	$(62,825)	$(298,497)	$(1,537)
Gain upon conversion of Series A convertible redeemable preferred stock	74,110	—	—

Net income (loss) available to common stockholders	$381,352	$(207,032)	$370,310

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.03	$(1.60)	$2.50
Income from discontinued operations	1.76	0.40	0.28

Basic earnings (loss) per share	$1.79	$(1.20)	$2.78
Diluted earnings (loss) per share:
(Loss) income from continuing operations	$(0.03)	$(1.60)	$2.48
Income from discontinued operations	1.76	0.40	0.28

Diluted earnings (loss) per share	$1.73	$(1.20)	$2.76

The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

IN THOUSANDS

For the years ended December 31,	2018	2017	2016
Net income	$370,930	$93,764	$366,186
Other comprehensive (loss) income:
Foreign currency translation adjustment, net of tax of $0 for all years	(200,006)	120,436	(115,685)
Unrealized gain on derivative instruments, net of tax of $0 for all years	13,709	9,875	8,032
Minimum pension liability adjustment, net of tax of $144, $105 and $1,800, respectively	(350)	(377)	8,391

Total other comprehensive (loss) income	(186,647)	129,934	(99,262)

Comprehensive income	184,283	223,698	266,924
Net comprehensive (income) loss attributable to noncontrolling interests	(1,355)	(4,570)	5,545

Comprehensive income attributable to Laureate Education, Inc.	$182,928	$219,128	$272,469

The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

IN THOUSANDS, except per share amounts

	December 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents (includes VIE amounts of $158,387 and $100,971, see Note 2)	$388,490	$320,567
Restricted cash	201,300	212,215
Receivables:
Accounts and notes receivable	399,322	474,456
Other receivables	11,596	15,175
Allowance for doubtful accounts	(161,649)	(178,566)

Receivables, net	249,269	311,065
Income tax receivable	18,515	38,231
Prepaid expenses and other current assets	53,187	81,948
Current assets held for sale	306,372	324,668

Total current assets (includes VIE amounts of $483,613 and $407,315, see Note 2)	1,217,133	1,288,694
Notes receivable, net	2,397	3,528
Property and equipment:
Land	234,826	243,179
Buildings	645,177	669,973
Furniture, equipment and software	968,468	977,382
Leasehold improvements	356,824	366,735
Construction in-progress	60,919	62,474
Accumulated depreciation and amortization	(987,279)	(939,326)

Property and equipment, net	1,278,935	1,380,417
Land use rights, net	1,552	1,572
Goodwill	1,707,089	1,828,365
Other intangible assets:
Tradenames	1,126,244	1,167,302
Other intangible assets, net	25,429	35,779
Deferred costs, net	66,835	60,931
Deferred income taxes	136,487	152,398
Derivative instruments	3,259	48,186
Other assets	172,817	199,441
Long-term assets held for sale	1,031,459	1,224,672

Total assets (includes VIE amounts of $1,196,813 and $1,419,579, see Note 2)	$6,769,636	$7,391,285

The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Continued)

IN THOUSANDS, except per share amounts

	December 31, 2018	December 31, 2017
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$67,303	$70,137
Accrued expenses	227,583	239,620
Accrued compensation and benefits	196,355	215,760
Deferred revenue and student deposits	193,226	184,116
Current portion of long-term debt	101,866	121,870
Current portion of due to shareholders of acquired companies	23,820	34,745
Income taxes payable	20,901	20,553
Derivative instruments	4,021	4,458
Other current liabilities	46,621	31,761
Current liabilities held for sale	308,391	451,569

Total current liabilities (includes VIE amounts of $207,977 and $341,147, see Note 2)	1,190,087	1,374,589
Long-term debt, less current portion	2,593,585	2,973,396
Due to shareholders of acquired companies, less current portion	21,571	37,040
Deferred compensation	12,778	14,470
Income taxes payable	93,460	106,062
Deferred income taxes	217,558	247,371
Derivative instruments	6,656	9,390
Other long-term liabilities	214,306	221,941
Long-term liabilities held for sale	354,293	405,747

Total liabilities (includes VIE amounts of $274,744 and $449,561, see Note 2)	4,704,294	5,390,006
Series A convertible redeemable preferred stock, par value $0.001 per share—111 shares authorized, no shares issued and outstanding as of December 31, 2018 and 512 shares authorized, 401 shares issued and outstanding as of December 31, 2017	—	400,276
Redeemable noncontrolling interests and equity	14,396	13,721
Stockholders' equity:
Preferred stock, par value $0.001 per share—49,889 and 49,488 shares authorized as of December 31, 2018 and December 31, 2017 respectively, no shares issued and outstanding as of December 31, 2018 and December 31, 2017	—	—
Class A common stock, par value $0.004 per share—700,000 shares authorized, 107,450 shares issued and outstanding as of December 31, 2018 and 55,052 shares issued and outstanding as of December 31, 2017	430	220
Class B common stock, par value $0.004 per share—175,000 shares authorized, 116,865 shares issued and outstanding as of December 31, 2018 and 132,443 shares issued and outstanding as of December 31, 2017	467	530
Additional paid-in capital	3,703,796	3,446,206
Accumulated deficit	(530,919)	(946,236)
Accumulated other comprehensive loss	(1,112,695)	(925,556)

Total Laureate Education, Inc. stockholders' equity	2,061,079	1,575,164
Noncontrolling interests	(10,133)	12,118

Total stockholders' equity	2,050,946	1,587,282

Total liabilities and stockholders' equity	$6,769,636	$7,391,285

The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

IN THOUSANDS

	Laureate Education, Inc. Stockholders
	Class A Common Stock		Class B Common Stock
					Common Stock			(Accumulated deficit) retained earnings	Accumulated other comprehensive (loss) income
							Additional paid-in capital			Non- controlling interests	Total stockholders' equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2015	—	$—	—	$—	133,255	$533	$2,686,451	$(1,409,548)	$(952,677)	$30,667	$355,426
Non-cash stock compensation	—	—	—	—	—	—	38,071	—	—	—	38,071
Exercise of stock options	—	—	—	—	12	—	253	—	—	—	253
Vesting of restricted stock and exercise of stock options, net of shares withheld to satisfy tax withholding	—	—	—	—	109	1	(1,726)	—	—	—	(1,725)
Changes in noncontrolling interests	—	—	—	—	—	—	1,003	—	—	2,101	3,104
Dividends to noncontrolling interests	—	—	—	—	—	—	(1,164)	—	—	—	(1,164)
Capital contributions from noncontrolling interest holders	—	—	—	—	—	—	—	—	—	5,572	5,572
Accretion of redeemable noncontrolling interests and equity	—	—	—	—	—	—	263	—	—	—	263
Accretion of Series A Preferred Stock	—	—	—	—	—	—	(1,719)	—	—	—	(1,719)
Reclassification of redeemable noncontrolling interests and equity	—	—	—	—	—	—	—	—	—	(613)	(613)
Net income (loss)	—	—	—	—	—	—	—	371,847	—	(5,661)	366,186
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	—	—	—	—	(115,801)	116	(115,685)
Unrealized gain on derivatives, net of tax of $0	—	—	—	—	—	—	—	—	8,032	—	8,032
Minimum pension liability adjustment, net of tax of $1,800	—	—	—	—	—	—	—	—	8,391	—	8,391

Balance at December 31, 2016	—	—	—	—	133,376	534	2,721,432	(1,037,701)	(1,052,055)	32,182	664,392
Non-cash stock compensation	—	—	—	—	—	—	64,788	—	—	—	64,788
Reclassification of Common stock into Class B common stock on January 31, 2017	—	—	133,376	534	(133,376)	(534)	—	—	—	—	—
Issuance of Class A common stock in initial public offering	35,000	140	—	—	—	—	456,219	—	—	—	456,359
Conversion of Class B shares to Class A shares	1,229	5	(1,229)	(5)	—	—	—	—	—	—	—
Note exchange transaction	18,683	75	—	—	—	—	245,672	—	—	—	245,747
Vesting of restricted stock and restricted stock units, net of shares withheld to satisfy tax withholding	140	—	296	1	—	—	(2,152)	—	—	—	(2,151)
Reclassification to equity upon expiration of put right on share-based awards	—	—	—	—	—	—	5,500	—	—	—	5,500
Dividends to noncontrolling interests	—	—	—	—	—	—	(1,419)	—	—	—	(1,419)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	—	167	167
Change in noncontrolling interests	—	—	—	—	—	—	(11,569)	—	(1,164)	(23,884)	(36,617)
Accretion of redeemable noncontrolling interests and equity	—	—	—	—	—	—	(5,183)	—	—	—	(5,183)
Accretion of Series A Preferred Stock	—	—	—	—	—	—	(292,450)	—	—	—	(292,450)
Beneficial conversion feature for Series A Preferred Stock	—	—	—	—	—	—	265,368	—	—	—	265,368
Reclassification of redeemable noncontrolling interests and equity	—	—	—	—	—	—	—	—	—	(917)	(917)
Net income	—	—	—	—	—	—	—	91,465	—	2,299	93,764
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	—	—	—	—	118,165	2,271	120,436
Unrealized gain on derivatives, net of tax of $0	—	—	—	—	—	—	—	—	9,875	—	9,875
Minimum pension liability adjustment, net of tax of $105	—	—	—	—	—	—	—	—	(377)	—	(377)

Balance at December 31, 2017	55,052	$220	132,443	$530	—	$—	$3,446,206	$(946,236)	$(925,556)	$12,118	$1,587,282

The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity (Continued)

IN THOUSANDS

	Laureate Education, Inc. Stockholders
	Class A Common Stock		Class B Common Stock			(Accumulated deficit) retained earnings	Accumulated other comprehensive (loss) income
					Additional paid-in capital			Non- controlling interests	Total stockholders' equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	55,052	$220	132,443	$530	$3,446,206	$(946,236)	$(925,556)	$12,118	$1,587,282
Adoption of accounting standards	—	—	—	—	—	45,250	—	—	45,250

Balance at January 1, 2018	55,052	220	132,443	530	3,446,206	(900,986)	(925,556)	12,118	1,632,532
Non-cash stock compensation	—	—	—	—	10,791	—	—	—	10,791
Conversion of Class B shares to Class A shares	15,638	63	(15,638)	(63)	—	—	—	—	—
Vesting of restricted stock and restricted stock units, net of shares withheld to satisfy tax withholding	617	3	60	—	(2,531)	—	—	—	(2,528)
Distributions from noncontrolling interest holders	—	—	—	—	—	—	—	334	334
Change in noncontrolling interests	—	—	—	—	(471)	—	—	(23,305)	(23,776)
Accretion of redeemable noncontrolling interests and equity	—	—	—	—	(292)	—	—	—	(292)
Accretion of Series A Preferred Stock	—	—	—	—	(61,974)	—	—	—	(61,974)
Gain upon conversion of Series A Preferred Stock	—	—	—	—	74,110	—	—	—	74,110
Reclassification of Series A Preferred Stock upon conversion	36,143	144	—	—	237,957	—	—	—	238,101
Reclassification of redeemable noncontrolling interests and equity	—	—	—	—	—	—	—	(635)	(635)
Net income	—	—	—	—	—	370,067	—	863	370,930
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	—	—	(200,498)	492	(200,006)
Unrealized gain on derivatives, net of tax of $0	—	—	—	—	—	—	13,709	—	13,709
Minimum pension liability adjustment, net of tax of $144	—	—	—	—	—	—	(350)	—	(350)

Balance at December 31, 2018	107,450	$430	116,865	$467	$3,703,796	$(530,919)	$(1,112,695)	$(10,133)	$2,050,946

The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

IN THOUSANDS

For the years ended December 31,	2018	2017	2016
Cash flows from operating activities
Net income	$370,930	$93,764	$366,186
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	239,998	264,742	264,879
Loss on impairment of assets	13,110	40,597	23,465
Gain on sale of subsidiaries and disposal of property and equipment, net	(292,108)	(5,837)	(408,672)
(Gain) loss on derivative instruments	(89,143)	(29,278)	4,717
Proceeds from settlement of derivative contracts	14,117	—	—
Loss on debt extinguishment	7,481	8,392	17,363
Non-cash interest expense	15,408	49,582	46,195
Interest paid on deferred purchase price for acquisitions	(4,463)	(39,419)	—
Non-cash share-based compensation expense	10,791	64,788	38,809
Bad debt expense	112,440	124,308	108,019
Deferred income taxes	(7,474)	(164,785)	(30,150)
Unrealized foreign currency exchange loss (gain)	37,796	4,135	(67,946)
Non-cash loss (gain) from non-income tax contingencies	6,839	(2,883)	17,360
Other, net	(10,297)	3,463	5,949
Changes in operating assets and liabilities:
Receivables	(83,316)	(129,335)	(110,693)
Prepaid expenses and other assets	(39,347)	(60,051)	(17,594)
Accounts payable and accrued expenses	(7,512)	(30,407)	688
Income tax receivable/payable, net	48,875	(10,695)	(36,762)
Deferred revenue and other liabilities	52,733	11,076	(29,557)

Net cash provided by operating activities	396,858	192,157	192,256

Cash flows from investing activities
Purchase of property and equipment	(238,046)	(274,063)	(240,258)
Expenditures for deferred costs	(19,866)	(19,717)	(16,436)
Receipts from sale of subsidiaries and property and equipment, net of cash sold	375,807	9,831	554,441
Settlement of derivatives related to sale of subsidiaries	(9,960)	—	(5,663)
Proceeds from corporate-owned life insurance and property insurance recoveries	27,356	370	3,623
Business acquisitions, net of cash acquired	(17,019)	(835)	—
Investments in affiliates and payments (to) from related parties	(2,778)	(268)	1,590

Net cash provided by (used in) investing activities	115,494	(284,682)	297,297

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of original issue discount	485,470	2,898,836	708,827
Payments on long-term debt	(867,915)	(3,038,946)	(1,421,379)
Payments of deferred purchase price for acquisitions	(13,650)	(94,891)	(22,236)
Payments to purchase noncontrolling interests	(127)	(17,443)	(25,665)
Proceeds from issuance of convertible redeemable preferred stock, net of issuance costs	—	55,290	329,142
Payment of dividends on Series A Preferred Stock and to noncontrolling interests	(11,103)	(19,371)	(1,505)
Proceeds from initial public offering, net of issuance costs	—	456,359	—
Proceeds from exercise of stock options	—	—	253
Withholding of shares to satisfy tax withholding for vested stock awards and exercised stock options	(2,528)	(2,151)	(1,725)
Payments of debt issuance costs and redemption and call premiums for debt modification	(587)	(81,242)	(11,582)
Noncontrolling interest holder's loan to subsidiaries	—	943	802
Distributions from (to) noncontrolling interest holders	311	186	(654)

Net cash (used in) provided by financing activities	(410,129)	157,570	(445,722)

Effects of exchange rate changes on Cash and cash equivalents and Restricted cash	(13,486)	25,909	3,478
Change in cash included in current assets held for sale	(31,729)	(32,509)	(3,492)

Net change in Cash and cash equivalents and Restricted cash	57,008	58,445	43,817
Cash and cash equivalents and Restricted cash at beginning of period	532,782	474,337	430,520

Cash and cash equivalents and Restricted cash at end of period	$589,790	$532,782	$474,337

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

        The Company's shares are listed on the Nasdaq Global Select Market under the symbol "LAUR". In its initial public offering (IPO) on February 6, 2017, the Company sold 35,000 shares of its Class A common stock at a price of $14.00 per share, resulting in net proceeds to the Company during the first quarter of 2017, after deducting underwriting discounts and commissions and offering expenses payable by us, of $456,359.

Discontinued Operations

        On August 9, 2018, the Company announced the divestiture of additional subsidiaries located in Europe, Asia and Central America, which are included in the Rest of World (formerly called EMEAA), Andean (formerly called Andean & Iberian), and Central America & U.S. Campuses segments. Previously, the Company had announced the divestiture of certain subsidiaries in the Rest of World and Central America & U.S. Campuses segments. After completing all of the announced divestitures, the Company's remaining principal markets will be Brazil, Chile, Mexico and Peru, along with the Online & Partnerships segment and the institutions in Australia and New Zealand. This represents a strategic shift that will have a major effect on the Company's operations and financial results. Accordingly, all of the divestitures that are part of this strategic shift, including the divestitures announced on August 9, 2018 and those announced previously, are now accounted for as discontinued operations for all periods presented, in accordance with Accounting Standards Codification (ASC) 205-20, "Discontinued Operations" (ASC 205). See Note 4, Discontinued Operations and Assets Held for Sale, for more information. Unless indicated otherwise, the information in the footnotes to the Consolidated Financial Statements relates to continuing operations.

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

Principles of Consolidation and Investments in Affiliates

General

        Our Consolidated Financial Statements include all accounts of Laureate, our majority-owned subsidiaries, and educational institutions that are part of our network and, although not owned by Laureate, are variable interest entities (VIEs) pursuant to ASC Topic 810-10, "Consolidation." As of December 31, 2018, the Laureate network includes 11 VIE institutions in seven countries. Of these

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 2. Significant Accounting Policies (Continued)

11 institutions, five are included in continuing operations and six are discontinued operations. Laureate has determined it is the "primary beneficiary" of these VIEs, as such term is defined in ASC 810-10-20, and has consolidated the financial results of operations, assets and liabilities, and cash flows of these VIEs in the Company's Consolidated Financial Statements. Intercompany accounts and transactions have been eliminated in consolidation.

Noncontrolling Interests

        A noncontrolling interest is the portion of a subsidiary that is not attributable to us either directly or indirectly. A noncontrolling interest can also be referred to as a minority interest. We recognize noncontrolling interest holders' share of equity and net income or loss separately in Noncontrolling interests in the Consolidated Balance Sheets and Net income attributable to noncontrolling interests in the Consolidated Statements of Operations. For the VIEs in our network, we generally do not recognize a noncontrolling interest. A noncontrolling interest is only recognized when a VIE's economics are shared with a third party (e.g., when the transferor of the control of the VIE retained a portion of the economics associated with it).

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

        Laureate for-profit entities provide necessary products and services, and/or intellectual property, to all institutions in the Laureate International Universities network, including the VIE institutions, through contractual arrangements at market rates and terms, which are accretive to Laureate. We periodically modify the rates we charge under these arrangements so that they are priced at or below fair market value and to add additional services. If it is determined that contractual arrangements with any institution are not on market terms, it could have an adverse regulatory impact on such institution. We believe these arrangements improve the quality of the academic curriculum and the students' educational experience. There are currently four types of contractual arrangements: (i) intellectual property (IP) royalty arrangements; (ii) network fee arrangements; (iii) management service arrangements; and (iv) lease arrangements.

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

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 2. Significant Accounting Policies (Continued)

        Revenues recognized by Laureate's for-profit entities from these contractual arrangements with our consolidated VIEs, including those in continuing operations and discontinued operations, were $100,227, $123,237 and $113,276 for the years ended December 31, 2018, 2017 and 2016, respectively. These revenues are eliminated in consolidation.

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

        The VIEs in Brazil and Mexico include several not-for-profit foundations that have insignificant revenues and operating expenses. Selected Consolidated Statements of Operations information for VIEs that are included in continuing operations was as follows, net of the charges related to the above-described contractual arrangements:

For the years ended December 31,	2018	2017	2016
Selected Statements of Operations information:
Revenues, by segment:
Brazil	$—	$104	$—
Mexico	94	—	—
Andean	441,294	418,019	380,111
Rest of World	—	—	20,206

Revenues	441,388	418,123	400,317
Depreciation and amortization	25,489	26,899	28,351
Operating income (loss), by segment:
Brazil	(71)	(1)	(80)
Mexico	(489)	(876)	(967)
Andean	9,692	(4,858)	(17,120)
Rest of World	—	—	4,201

Operating income (loss)	9,132	(5,735)	(13,966)
Net income attributable to Laureate Education, Inc.	33,199	13,035	3,309

        Included in net income for the VIEs in the table above is non-operating investment income that was recorded by three of the Chilean institutions relating to investments that these institutions have in a for-profit, education-related real estate subsidiary of Laureate in Chile. This non-operating investment income, which eliminated in consolidation, totaled $14,331, $11,696 and $11,061 for the years ended December 31, 2018, 2017 and 2016, respectively. The 2016 revenues and operating income for the Rest of World segment represents activity for two VIE institutions in France that were sold in July 2016; for further description of these institutions see Note 6, Dispositions and Asset Sales.

        Income attributable to Laureate Education, Inc. related to VIEs that are included in discontinued operations totaled $86,887, $30,145 and $29,724 for the years ended December 31, 2018, 2017 and 2016, respectively.

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 2. Significant Accounting Policies (Continued)

        The following table reconciles the Net income (loss) attributable to Laureate Education, Inc. as presented in the table above, to the amounts in our Consolidated Statements of Operations:

For the years ended December 31,	2018	2017	2016
Net income (loss) attributable to Laureate Education, Inc.:
Variable interest entities	$33,199	$13,035	$3,309
Other operations including discontinued operations	503,149	513,205	550,058
Corporate and eliminations	(166,281)	(434,775)	(181,520)

Net income attributable to Laureate Education, Inc.	$370,067	$91,465	$371,847

        The following table presents selected assets and liabilities of the consolidated VIEs. Except for Goodwill, the assets in the table below include the assets that can be used only to settle the obligations for the VIEs. The liabilities in the table are liabilities for which the creditors of the VIEs do not have recourse to the general credit of Laureate.

        Selected Consolidated Balance Sheet amounts for these VIEs were as follows:

	December 31, 2018		December 31, 2017
	VIE	Consolidated	VIE	Consolidated
Balance Sheets data:
Cash and cash equivalents	$158,387	$388,490	$100,971	$320,567
Current assets held for sale	183,880	306,372	170,229	324,668
Other current assets	141,346	522,271	136,115	643,459

Total current assets	483,613	1,217,133	407,315	1,288,694
Goodwill	168,473	1,707,089	183,812	1,828,365
Tradenames	66,929	1,126,244	74,484	1,167,302
Other intangible assets, net	—	25,429	—	35,779
Long-term assets held for sale	165,087	1,031,459	369,375	1,224,672
Other long-term assets	312,711	1,662,282	384,593	1,846,473

Total assets	1,196,813	6,769,636	1,419,579	7,391,285
Current liabilities held for sale	101,320	308,391	183,166	451,569
Other current liabilities	106,657	881,696	157,981	923,020
Long-term liabilities held for sale	42,265	354,293	84,760	405,747
Long-term debt and other long-term liabilities	24,502	3,159,914	23,654	3,609,670

Total liabilities	274,744	4,704,294	449,561	5,390,006
Total stockholders' equity	922,069	2,050,946	970,018	1,587,282
Total stockholders' equity attributable to Laureate Education, Inc.	921,747	2,061,079	948,966	1,575,164

        The amounts classified as held-for-sale assets and liabilities at December 31, 2018 and December 31, 2017 in the table above relate to VIEs that are included in our Rest of World, Andean

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 2. Significant Accounting Policies (Continued)

and Central America & U.S. Campuses segments. Refer to Note 4, Discontinued Operations and Assets Held for Sale, for further discussion. The VIEs' cash balances are generally required to be used only for the benefit of the operations of these VIEs.

Chile—Higher Education Law

        On January 24, 2018, a new Higher Education Law (the New Law) was passed by the Chilean Congress, and signature and enactment of the New Law occurred in May 2018. Among other things, the New Law prohibits conflicts of interests and related party transactions involving universities and their controlling parties with certain exceptions, including the provision of services that are educational in nature or essential for the university's purposes. While the Company has modified some of its relationships with the Chilean universities in its network, and may need to make further modifications, we do not believe the New Law will change our relationship with our two tech/voc institutions in Chile that are for-profit entities. However, it is possible that the Chilean government will adopt additional laws that affect for-profit tech/voc institutions and their relationships with their owners.

        The New Law established a Superintendency of Higher Education, with authority to regulate institutions of higher education and promulgate regulations and procedures implementing the New Law. While we await the promulgation of additional regulations by the Superintendent of Higher Education prior to the May 2019 implementation date stipulated under the New Law, we are continuing to evaluate the impact the New Law will have on our Chilean operations, including the extent to which it will affect existing contractual relationships that we maintain with the Chilean non-profit universities. Once the Superintendent issues the regulations, the Company and the Chilean universities may need to evaluate additional modifications to the existing contractual relationships. We will also review our accounting treatment of the Chilean non-profit universities, which are accounted for as variable interest entities, to determine whether we can continue to consolidate them. Our continuing evaluation of the impact of the New Law may result in changes to our expectations due to changes in our interpretations of the law, assumptions used, and additional guidance that may be issued. There is no assurance that the New Law will not have additional material adverse effects on our financial condition or results of operations.

        While we believe that all of our institutions in Chile are operating in full compliance with Chilean law, we cannot predict the extent or outcome of any additional educational reforms that may be implemented in Chile. Depending upon how these reforms are defined and implemented, there could be a material adverse effect on our financial condition and results of operations.

Affiliates

        When Laureate exercises significant influence over an affiliated entity, but does not control the entity, we account for our investments using the equity method of accounting. Significant influence occurs generally through ownership, directly or indirectly, of at least 20% and up to 50% of the voting interests. Under the equity method of accounting, Laureate records the proportionate share of these investments in Other assets in the Consolidated Balance Sheets. Our proportionate share of income or loss related to these investments is recorded in Equity in net (loss) income of affiliates, net of tax, in the Consolidated Statements of Operations.

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

        Impairments are recognized for an equity or cost method investment when and if the investment suffers an other-than-temporary decline in value. At that time, the investment is adjusted to its new fair value and the difference is recognized as a loss in our Consolidated Statements of Operations. For equity method investments, this impairment loss is included in Equity in net (loss) income of affiliates, net of tax.

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

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 2. Significant Accounting Policies (Continued)

        For acquisitions consummated on or after January 1, 2009, we recognize an indemnification asset at the same time and on the same basis as the related indemnified item, subject to any contractual limitations and to the extent that collection is reasonably assured, in accordance with ASC 805. When indemnified, subsequent changes in the indemnified item are offset by changes in the indemnification asset. We assess the realizability of the indemnification assets each reporting period. The Company records changes in uncertain income tax positions as a component of Income tax (expense) benefit, while related changes to the indemnification asset are included in Operating income in the Consolidated Statements of Operations. Changes in the principal portion of non-income tax contingencies, as well as changes in any related indemnification asset, are included in Operating income.

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

Minority Put Arrangements

        Minority Put Arrangements give noncontrolling interest holders the right to require Laureate to purchase their shares (Put option). The Put option price is generally established by multiplying an agreed-upon earnings measurement of the acquired company by a negotiated factor within a specified time frame. The future earnings measurement is based on an agreed-upon set of rules that are not necessarily consistent with GAAP, which we refer to as "non-GAAP earnings."

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

Financial Instruments

        Laureate's financial instruments consist of cash and cash equivalents, restricted cash, accounts and notes receivable, other receivables, accounts payable, amounts due to shareholders of acquired companies, derivative instruments, debt, capital lease obligations, and redeemable noncontrolling interests and equity. The fair value of these financial instruments approximates their carrying amounts reported in the Consolidated Balance Sheets with the exception of debt, as discussed in Note 10, Debt. Additional information about fair value is provided in Note 21, Fair Value Measurement.

        Our cash accounts are maintained with high-quality financial institutions with no significant concentration in any one institution. Our accounts receivable are not concentrated with any one significant customer. Our United States institutions participate in the DOE Title IV program and

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 2. Significant Accounting Policies (Continued)

certain Chilean institutions in the Laureate network participate in a government-sponsored student financing program known as the Crédito con Aval del Estado, the CAE Program. In Brazil, our institutions participate in Fundo de Financiamento ao Estudante do Ensino Superior (FIES), a government-sponsored education subsidy program. During the course of the year, Laureate could have material receivables related to Title IV, the CAE Program and FIES.

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

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 2. Significant Accounting Policies (Continued)

        The reconciliations of the beginning and ending balances of the Allowance for doubtful accounts were as follows:

For the years ended December 31,	2018	2017	2016
Balance at beginning of period	$182,965	$169,014	$132,149
Additions: charges to bad debt expense	102,318	111,003	98,564
Additions: charges to other accounts(a)	—	—	6,589
Deductions(b)	(119,895)	(97,052)	(68,288)

Balance at end of period	$165,388	$182,965	$169,014

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

        Deferred costs on the Consolidated Balance Sheets consist primarily of direct costs associated with online course development, accreditation and costs to obtain a contract. Deferred costs associated with the development of online educational programs are capitalized after technological feasibility has been established. Deferred online course development costs are amortized to Direct costs on a straight-line basis over the estimated period that the associated products are expected to generate revenues. Deferred online course development costs are evaluated on a quarterly basis through review of the corresponding course catalog. If a course is no longer listed or offered in the current course catalog, then the costs associated with its development are written off. As of December 31, 2018 and 2017, the unamortized balances of online course development costs were $57,065 and $57,995, respectively. Laureate defers direct and incremental third-party costs incurred for obtaining initial accreditation and for the renewal of accreditations. These accreditation costs are amortized to Direct costs over the life of the accreditation on a straight-line basis. As of December 31, 2018 and 2017, the unamortized

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 2. Significant Accounting Policies (Continued)

balances of accreditation costs were $2,734 and $2,936, respectively. As discussed in Note 3, Revenue, Laureate also defers certain commissions and bonuses earned by third party agents and our employees that are considered incremental and recoverable costs of obtaining a contract with a customer. These costs are amortized over the period of benefit which ranges from two to four years. As of December 31, 2018 and 2017, the unamortized balances of contract costs were $7,036 and $0, respectively.

        At December 31, 2018 and 2017, Laureate's total Deferred costs were $184,855 and $164,552, respectively, with accumulated amortization of $(118,020) and $(103,621), respectively.

Debt Issuance Costs

        Debt issuance costs were paid as a result of certain debt transactions and are presented as a deduction from debt. These debt issuance costs are amortized over the term of the associated debt instruments. The amortization expense is recognized as a component of Interest expense in the Consolidated Statements of Operations. As of December 31, 2018 and 2017, the unamortized balances of deferred financing costs were $88,241 and $105,299, respectively.

Goodwill, Other Intangible Assets and Long-lived Assets

Goodwill

        Goodwill primarily represents the amounts paid by Wengen Alberta, Limited Partnership (Wengen), the Company's controlling stockholder, in excess of the fair value of the net assets acquired in the August 2007 leveraged buyout transaction (LBO) (see Note 9, Goodwill and Other Intangible Assets), plus the excess purchase price over fair value of net assets for businesses acquired after the LBO transaction.

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

Derivative Instruments

        In the normal course of business, our operations have significant exposure to fluctuations in foreign currency values and interest rate changes. Accordingly, Laureate mitigates a portion of these risks through a risk-management program that includes the use of derivative financial instruments (derivatives). Laureate selectively enters into foreign exchange forward contracts to reduce the earnings impact related to receivables and payables that are denominated in foreign currencies. In addition, in certain cases Laureate uses interest rate swaps to mitigate certain risks associated with floating-rate debt arrangements. We do not engage in speculative or leveraged transactions, nor do we hold or issue derivatives for trading purposes. Laureate reports all derivatives on our Consolidated Balance Sheets at fair value, including any identified embedded derivatives. Realized and unrealized gains and/or losses resulting from derivatives are recognized in our Consolidated Statements of Operations, unless designated and effective as a hedge.

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

Revenue Recognition

        Laureate's revenues primarily consist of tuition and educational service revenues. We also generate other revenues from student fees, dormitory/residency fees and other education-related activities. These other revenues are less material to our overall financial results and have a tendency to trend with

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 2. Significant Accounting Policies (Continued)

tuition revenues. Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. These revenues are recognized net of scholarships and other discounts, refunds, waivers and the fair value of any guarantees made by Laureate related to student financing programs. For further description, see Note 3, Revenue.

Advertising

        Laureate expenses advertising costs as incurred. Advertising expenses were $232,317, $222,724 and $221,482 for the years ended December 31, 2018, 2017 and 2016, respectively, and are recorded in Direct costs in our Consolidated Statements of Operations.

Share-based Compensation

        Share-based compensation expense is based on the grant-date fair value estimated in accordance with the provisions of ASC 718, "Compensation—Stock Compensation." Laureate recognizes share-based compensation expense, less estimated forfeitures, on a straight-line basis over the requisite service period for time based awards and graded vesting basis for performance-based awards. Laureate estimates forfeitures based on historical activity, expected employee turnover, and other qualitative factors which are adjusted for changes in estimates and award vesting. All expenses for an award will be recognized by the time it becomes fully vested.

        We use the Black-Scholes-Merton option pricing model to calculate the fair value of stock options. This option valuation model requires the use of subjective assumptions, including the estimated fair value of the underlying common stock, the expected stock price volatility, and the expected term of the option. Prior to the IPO, the estimated fair value of the underlying common stock was based on third-party valuations. After our IPO, the estimated fair value of the underlying common stock is based on the closing price of our Class A common stock on the grant date. Since we have only been publicly traded since February 2017, our volatility estimates have been based on a peer group of companies. We estimate the expected term of awards to be the weighted average mid-point between the vesting date and the end of the contractual term. We use this method to estimate the expected term since we do not have sufficient historical exercise data.

        Laureate has granted restricted stock, restricted stock units, stock options, and performance awards for which the vesting is based on annual performance metrics of the Company. For interim periods, we use our year-to-date actual results, financial forecasts, and other available information to estimate the probability of the award vesting based on the performance metrics. The related compensation expense recognized is affected by our estimates of the vesting probability of these performance awards. In one case, Laureate granted a small number of restricted stock units where vesting is based on the fulfillment of both a service condition and a market condition; a Monte Carlo simulation method was used to estimate the grant date fair value these awards.

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

        We earn a significant portion of our income from subsidiaries located in countries outside the United States. For all continuing operations except one institution in Peru, deferred tax liabilities have not been recognized for undistributed foreign earnings because management believes that the earnings will be indefinitely reinvested outside the United States under the Company's planned tax neutral methods. Our assertion that earnings from our foreign operations will be indefinitely reinvested is supported by projected working capital and long-term capital plans in each foreign subsidiary location in which the earnings are generated. Additionally, we believe that we have the ability to indefinitely reinvest foreign earnings based on our domestic operation's cash repatriation strategies, projected cash flows, projected working capital and liquidity, and the expected availability of capital within the debt or equity markets. If our expectations change based on future developments, including further evaluation of the impacts of tax reform legislation, such that some or all of the undistributed earnings of our foreign subsidiaries may be remitted to the United States in the foreseeable future, we will be required to recognize deferred tax expense and liabilities on those amounts. For Peru, we have recognized deferred tax liabilities of approximately $2,500 for the portion of the undistributed foreign earnings that are not expected to be indefinitely reinvested outside the United States.

        Laureate is making two policy elections with respect to the U.S. tax reform enacted in 2017. Laureate is electing to use the period cost method for future Global Intangibles Low-Taxed Income (GILTI) inclusions. Thus, GILTI will be treated as a permanent difference in the period in which it arises. Additionally, Laureate is electing to use the incremental cash tax savings approach when determining whether a valuation allowance needs to be recorded against the U.S. net operating loss (NOL) due to the GILTI inclusions.

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

Recently Issued Accounting Standards Not Yet Adopted

Accounting Standards Update (ASU) No. 2017-12 (ASU 2017-12), Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities

        On August 28, 2017, the Financial Accounting Standards Board (FASB) issued ASU 2017-12, which contains significant amendments to the hedge accounting model. The new guidance is intended to simplify the application of hedge accounting and should allow for more hedging strategies to qualify for hedge accounting. ASU 2017-12 also amends the presentation and disclosure requirements and changes how companies assess effectiveness. Public business entities like Laureate will have until the end of the first quarter in which a hedge is designated to perform an initial assessment of a hedge's effectiveness. After initial qualification, the new guidance permits a qualitative effectiveness assessment for certain hedges instead of a quantitative test, such as a regression analysis, if the company can reasonably support an expectation of high effectiveness throughout the term of the hedge. An initial quantitative test to establish that the hedge relationship is highly effective is still required. We adopted this ASU on January 1, 2019 and the impact was not material.

ASU No. 2017-04 (ASU 2017-04), Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment

        In January 2017, the FASB issued ASU 2017-04 in order to simplify the test for goodwill impairment by eliminating Step 2, which measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. Under the amendments in this ASU, an entity should perform its annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. However, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This ASU is effective for Laureate beginning on January 1, 2020 and early adoption is permitted. We are still evaluating the impact of ASU 2017-04 on our Consolidated Financial Statements.

ASU No. 2016-02 (ASU 2016-02), Leases (Topic 842)

        On February 25, 2016, the FASB issued ASU 2016-02. Lessees will need to recognize on their balance sheet a right-of-use (ROU) asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of the lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs and uneven rent payments. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases). Classification will be based on criteria that are largely similar to those applied in current lease accounting.

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 2. Significant Accounting Policies (Continued)

        The standard is effective for Laureate beginning January 1, 2019 and we will adopt ASU 2016-02 under a modified retrospective method. The standard provides companies with an additional, optional transition method that allows entities to apply the requirements by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. As a result, a company's reporting for the comparative periods presented in the financial statements in which the company adopts the new lease requirements would continue to be in accordance with current GAAP (ASC Topic 840). A company electing this optional transition method must provide the required Topic 840 disclosures for all periods that continue to be in accordance with Topic 840. The amendments do not change the existing disclosure requirements in Topic 840 and do not create any interim disclosure requirements that companies previously were not required to provide. We plan to elect this optional transition method and we anticipate that ASU 2016-02 will have a material impact on our Consolidated Balance Sheets, as we will record significant asset and liability balances in connection with our leased properties.

        Although we are still finalizing the amounts, the most significant impacts to our Consolidated Financial Statements of adopting this standard are estimated to be as follows:

  •
  The recognition of additional right-of-use assets and lease liabilities for operating leases; and

  •
  An increase in 2019 Direct costs for continuing operations related to build-to-suit arrangements where Laureate was deemed to be the owner of the construction. Upon adoption of this standard, the majority of these arrangements will be classified on the balance sheet as operating leases and the related ROU asset will be amortized to rent expense rather than depreciation expense.

ASU No. 2018-15 (ASU 2018-15) Intangibles-Goodwill and Other- Internal-Use Software (Subtopic 350-40)

        In August 2018, the FASB issued ASU 2018-15, which addresses the accounting for implementation costs associated with a hosted service. The standard provides amendments to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). Laureate elected to early adopt ASU 2018-15 on January 1, 2019, and does not expect it to have a material effect on its Consolidated Financial Statements.

Recently Adopted Accounting Standards

ASU No. 2014-09, (ASU 2014-09), Revenue from Contracts with Customers (Topic 606)

        On May 28, 2014, the FASB issued ASU 2014-09, which, along with amendments issued in 2015 and 2016, supersedes the revenue recognition requirements in ASC 605, "Revenue Recognition" and most industry-specific guidance. The core principle of ASU 2014-09 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. We adopted Topic 606 as of January 1, 2018 using the modified retrospective transition method and elected to apply the standard only to contracts that were not completed as of that date. We recorded a net increase to opening retained earnings of approximately $1,400 as of January 1, 2018 due to the

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 2. Significant Accounting Policies (Continued)

cumulative impact of adopting Topic 606, with the impact primarily related to the deferral of costs to obtain a contract which were previously expensed as incurred. The impact to revenues for the year ended December 31, 2018 as a result of applying Topic 606 was $0 since December 31st is the end of our revenue cycle.

        In accordance with the requirements under Topic 606, the impact of adoption on our Consolidated Statement of Operations and Consolidated Balance Sheet was as follows:

	For the year ended December 31, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Statement of Operations data:
Revenues	$3,350,224	$3,350,224	$—
Costs and Expenses:
Direct costs	2,746,868	2,752,486	(5,618)
Income tax expense	(133,160)	(132,821)	(339)
Net income	370,930	365,651	5,279
Balance Sheet data:
Assets:
Deferred costs, net	$66,835	$59,799	$7,036
Liabilities:
Deferred revenue and student deposits	193,226	193,226	—
Deferred income taxes	217,558	217,219	339
Equity:
Accumulated deficit	(530,919)	(537,616)	6,697

ASU No. 2016-15 (ASU 2016-15), Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments

        In August 2016, the FASB issued ASU 2016-15 in order to address the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. This standard addresses the following eight specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (COLIs) (including bank-owned life insurance policies (BOLIs)); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The amendments in this update apply to all entities, including both business entities and not-for-profit entities that are required to present a statement of cash flows under Topic 230. The Company adopted this standard beginning January 1, 2018. Because this standard requires retrospective application, for the year ended December 31, 2017 we have reclassified from operating activities to financing activities approximately $65,000 of redemption and call premiums that were paid in connection with a debt modification that was completed during the second quarter of 2017.

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 2. Significant Accounting Policies (Continued)

ASU No. 2016-16 (ASU 2016-16), Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory

        In October 2016, the FASB issued ASU 2016-16 in order to improve the accounting for income tax consequences for intra-entity transfers of assets other than inventory. Prior to adopting this ASU, the recognition of current and deferred income taxes for an intra-entity transfer was prohibited until the asset was sold to a third party. The amendments in this ASU state that an entity should recognize income tax consequences of an intra-entity transfer when the transfer occurs. This aligns the recognition of income tax consequences for intra-entity transfers of assets with International Financing Reporting Standards (IFRS). Laureate adopted ASU 2016-16 effective January 1, 2018 and recorded a cumulative-effect adjustment to retained earnings during 2018 of approximately $44,000. See Note 22, Quarterly Financial Data (Unaudited), for additional information regarding the impact of adoption.

ASU No. 2016-18 (ASU 2016-18), Statement of Cash Flows (Topic 230): Restricted Cash

        In November 2016, the FASB issued ASU 2016-18 in order to address the diversity that exists in the classification and presentation of changes in restricted cash on the statement of cash flows under Topic 230, Statement of Cash Flows. The amendments in this ASU require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this ASU apply to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows under Topic 230. This ASU was adopted by Laureate beginning January 1, 2018 and resulted in a change in presentation within the Consolidated Statements of Cash Flows. As required, Laureate retrospectively applied the guidance to the prior period presented, which resulted in (decreases) increases of $(3,824) and $7,686 in operating cash flows and increases of $39,848 and $28,063 in investing cash flows on the Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016, respectively. As required by the ASU, we have provided a reconciliation from cash and cash equivalents as presented on our Consolidated Balance Sheets to cash, cash equivalents, and restricted cash as reported on our Consolidated Statements of Cash Flows. See Note 24, Supplemental Cash Flow Information, for this reconciliation.

ASU No. 2017-07 (ASU 2017-07), Compensation—Retirement Benefits (Topic 715)

        In March 2017, the FASB issued ASU 2017-07 in order to improve the presentation of net periodic pension cost and net periodic post retirement benefit cost. Prior to adoption of this ASU, these costs comprised several components that reflected different aspects of an employer's financial arrangements as well as the cost of benefits provided to employees, and were aggregated for reporting purposes. Under the amendments in this ASU, the service cost component of net periodic benefit cost is disaggregated and reported in the same line item(s) as other compensation costs arising from services rendered during the period, and the remaining components are presented on the income statement separately from the service cost component and outside a subtotal of income from operations, if presented. Laureate adopted ASU 2017-07 on January 1, 2018. Because the effect of ASU 2017-07 on prior periods presented was insignificant, we did not revise the Consolidated Statement of Operations

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 2. Significant Accounting Policies (Continued)

for prior periods. For the year ended December 31, 2018, the impact on our Consolidated Statement of Operations was immaterial.

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

        We determine revenue recognition through the five-step model prescribed by Topic 606 as follows:

  •
  Identification of the contract, or contracts, with a customer;

  •
  Identification of the performance obligations in the contract;

  •
  Determination of the transaction price;

  •
  Allocation of the transaction price to the performance obligations in the contract; and

  •
  Recognition of revenue when, or as, we satisfy a performance obligation.

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

        As discussed in Note 1, Description of Business, during the third quarter of 2018, a number of our subsidiaries met the requirements to be classified as discontinued operations, including the entire Central America & U.S. Campuses segment. As a result, the operations of the Central America & U.S. Campuses segment have been excluded from the segment information for all periods presented. In addition, the portions of the Andean and Rest of World reportable segments that are included in discontinued operations have also been excluded from the segment information for all periods presented.

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 3. Revenue (Continued)

        The following table shows the components of Revenues by reportable segment and as a percentage of total net revenue for the year ended December 31, 2018:

	Brazil	Mexico	Andean	Rest of World	Online & Partnerships	Corporate(1)	Total
Tuition and educational services	$1,024,019	$701,223	$1,202,944	$243,939	$723,648	$—	$3,895,773	116%
Other	11,585	99,015	85,519	10,846	54,499	(8,133)	253,331	8%

Gross revenue	$1,035,604	$800,238	$1,288,463	$254,785	$778,147	$(8,133)	$4,149,104	124%
Less: Discounts / waivers / scholarships	(381,304)	(154,104)	(132,772)	(16,779)	(113,921)	—	(798,880)	(24)%

Total	$654,300	$646,134	$1,155,691	$238,006	$664,226	$(8,133)	$3,350,224	100%

(1)
Includes the elimination of intersegment revenues.

Performance Obligations

        A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of accounting in ASC Topic 606. A contract's transaction price is allocated to each performance obligation identified in the arrangement based on the relative standalone selling price of each distinct good or service in the contract and recognized as revenue when, or as, the performance obligation is satisfied. The primary method used to estimate standalone selling price is the adjusted market assessment approach, under which we evaluate the market and estimate the price that a customer would be willing to pay for the goods and services we provide.

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

Note 3. Revenue (Continued)

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

        All of our contract assets are considered accounts receivable and are included within the Accounts and notes receivable balance in the accompanying Consolidated Balance Sheets. Total accounts receivable from our contracts with students were $399,322 and $474,456 as of December 31, 2018 and 2017, respectively. All contract asset amounts are classified as current. Contract liabilities in the amount of $193,226 and $184,116 were included within the Deferred revenue and student deposits balance in the current liabilities section of the accompanying Consolidated Balance Sheets as of December 31, 2018 and 2017, respectively. Substantially all of the contract liability balance at the beginning of the year was recognized into revenue during the year ended December 31, 2018.

Costs to Obtain a Contract

        Certain commissions and bonuses earned by third party agents and our employees are considered incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized over the period of benefit which ranges from two to four years. We determined the expected period of benefit, by university, as the expected student enrollment period. As of December 31, 2018 and 2017, the asset balances were approximately $11,500 and $0, respectively, and the accumulated amortization balances were approximately $4,400 and $0, respectively, both of which are included in Deferred costs, net, in the accompanying Consolidated Balance Sheets. The associated operating cost of approximately $4,400 was recorded in Direct costs in the accompanying Consolidated Statement of Operations for the year ended December 31, 2018. We also pay certain commissions and bonuses where the period of benefit is one year or less. We have elected the practical expedient available in ASC 340-40 whereby any incremental costs of obtaining a contract are recognized as an expense when incurred if the amortization period of the asset that would have been recognized is one year or less.

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

Note 3. Revenue (Continued)

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

Note 4. Discontinued Operations and Assets Held for Sale

        As discussed in Note 1, Description of Business, on August 9, 2018, the Company announced that it plans to focus on its principal markets and will divest of its other markets. The principal markets that will remain (the Continuing Operations) include Brazil, Chile, Mexico and Peru, along with the Online & Partnerships segment and the institutions in Australia and New Zealand. The markets being divested (the Discontinued Operations) include the institutions in Portugal and Spain, which are part of the Andean segment, all remaining institutions in the Central America & U.S. Campuses segment, and all remaining institutions in the Rest of World segment, except for Australia, New Zealand and the managed institutions in the Kingdom of Saudi Arabia and China. Included in the Discontinued Operations are six VIE entities.

        The divestitures are expected to create a more focused and simplified business model and generate proceeds that will be used for further repayment of long-term debt. The timing and ability to complete any of these transactions is uncertain and will be subject to market and other conditions, which may include regulatory approvals and consents of third parties. As described in Note 6, Dispositions and Asset Sales, and Note 25, Subsequent Events, several sale transactions closed during 2018 and 2019.

        Summarized operating results of the Discontinued Operations are presented in the following table:

For the year ended December 31,	2018	2017	2016
Revenues	$869,670	$992,113	$942,329
Depreciation and amortization	26,515	60,409	65,073
Share-based compensation expense	1,053	2,944	2,957
Other direct costs	693,729	780,490	758,617
Loss on impairment of assets	—	33,476	23,465

Operating income	148,373	114,794	92,217
Other non-operating expense	(21,911)	(17,373)	(28,210)

Pretax income of discontinued operations	126,462	97,421	64,007
Income tax expense	(47,382)	(24,495)	(30,561)

Income from discontinued operations, net of tax	$79,080	$72,926	$33,446
Operating cash flows of discontinued operations	$171,209	$121,259	$106,752
Investing cash flows of discontinued operations	$(71,397)	$(74,435)	$(46,790)
Financing cash flows of discontinued operations	$(16,774)	$(78,014)	$(35,127)

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 4. Discontinued Operations and Assets Held for Sale (Continued)

2017 Loss on Impairment of Assets

        Of the total $33,476 of impairments shown in the table above, approximately $17,400 relates to impairment of tradenames and other long-lived assets at two subsidiaries in our Central America & U.S. Campuses segment and approximately $16,100 relates to impairment of other long-lived assets for several subsidiaries in our Rest of World segment which, per ASC 360-10, were required to be recorded at the lower of their carrying values or their estimated 'fair values less costs to sell' and were written down to a carrying value of $0.

2016 Loss on Impairment of Assets

        Upon completion of our impairment testing for 2016, we recorded a total impairment loss of $23,465 in our Rest of World segment. We recorded goodwill impairment charges of $4,163 related to our institutions in Germany and $19,302 at Monash South Africa (MSA).

        The assets and liabilities of the Discontinued Operations, which are subject to finalization, have been classified as held for sale as of December 31, 2018 and 2017, in accordance with ASC 205. The assets and liabilities are recorded at the lower of their carrying values or their estimated 'fair values less costs to sell.' In addition to the Discontinued Operations, UniNorte, an institution in the Brazil segment, has also been classified as held for sale as of December 31, 2018. UniNorte is included in Continuing Operations as it is not part of the strategic shift described above. The carrying amounts of the major classes of assets and liabilities that were classified as held for sale are presented in the following table:

	December 31, 2018	December 31, 2017
Assets of Discontinued Operations
Cash and cash equivalents	$214,934	$197,898
Receivables, net	38,588	83,045
Property and equipment, net	667,527	830,408
Goodwill	131,329	159,042
Tradenames	124,932	156,746
Other assets	99,566	122,201

Subtotal: assets of Discontinued Operations	$1,276,876	$1,549,340

Other assets classified as Held for Sale: UniNorte Brazil
Receivables, net	$6,983	$—
Property and equipment, net	16,726	—
Goodwill	15,165	—
Tradenames	8,146	—
Other assets	13,935	—

Subtotal: other assets classified as held for sale	$60,955	$—

Total assets held for sale	$1,337,831	$1,549,340

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 4. Discontinued Operations and Assets Held for Sale (Continued)

	December 31, 2018	December 31, 2017
Liabilities of Discontinued Operations
Deferred revenue and student deposits	$115,969	$223,163
Long-term debt, including current portion	278,074	319,473
Other liabilities	253,397	314,680

Subtotal: liabilities of Discontinued Operations	$647,440	$857,316

Other liabilities classified as held for sale: UniNorte Brazil
Deferred revenue and student deposits	$469	$—
Long-term debt, including current portion	5,370	—
Other liabilities	9,405	—

Subtotal: other liabilities classified as held for sale	$15,244	$—

Total liabilities held for sale	$662,684	$857,316

Discontinued Operations with Signed Sale Agreements Pending Closure at December 31, 2018

University of St. Augustine for Health Sciences, LLC (St. Augustine)

        On April 24, 2018, the Company and Exeter Street Holdings, LLC (the St. Augustine Seller) and St. Augustine, both of which are wholly owned subsidiaries of the Company, entered into a Membership Interest Purchase Agreement (the St. Augustine Purchase Agreement) with University of St. Augustine Acquisition Corp. (the St. Augustine Purchaser), an affiliate of Altas Partners LP. Pursuant to the St. Augustine Purchase Agreement, the St. Augustine Purchaser will purchase from the St. Augustine Seller all of the issued and outstanding membership interests of St. Augustine. The transaction value under the St. Augustine Purchase Agreement was $400,000. On February 1, 2019, the transaction contemplated by the St. Augustine Purchase Agreement was completed following receipt of the required regulatory approvals. Upon completion of the sale, the St. Augustine Seller received net proceeds of approximately $346,400, which includes $11,700 of customary closing adjustments, and is net of $58,100 of debt assumed by the St. Augustine Purchaser and fees of $7,200. The Company used $340,000 of the net proceeds to repay a portion of its U.S. term loan, with the remaining proceeds utilized to repay borrowings outstanding under its revolving credit facility.

Monash South Africa

        On September 7, 2018, LEI AMEA Investments BV (the Monash Seller), a wholly owned subsidiary of the Company, The Independent Institute of Education Proprietary Limited (the Monash Purchaser), Advtech Limited (the Monash Purchaser Guarantor), Monash South Africa Limited (our majority-owned institution) and Monash University (a noncontrolling interest holder) entered into agreements whereby the Monash Purchaser will acquire the Company's operations in South Africa, including real estate and our institution in South Africa. The total transaction value is approximately 343,000 South African Rand (approximately $23,500 at December 31, 2018), subject to working capital

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 4. Discontinued Operations and Assets Held for Sale (Continued)

and other adjustments, and closing is expected to occur in the first half of 2019, subject to regulatory approvals and customary closing conditions.

Spain and Portugal Institutions

        On December 12, 2018, Iniciativas Culturales de España S.L., a Spanish private limited liability company (ICE), and Laureate I B.V., a Netherlands private limited liability company, both of which are indirect wholly owned subsidiaries of the Company, entered into a sale and purchase agreement with Samarinda Investments, S.L., a Spanish limited liability company (Samarinda, the purchaser). Pursuant to the sale and purchase agreement, Samarinda will purchase from ICE all of the issued and outstanding shares in the capital of each of Universidad Europea de Madrid, S.L.U., Iniciativas Educativas de Mallorca, S.L.U., Iniciativa Educativa UEA, S.L.U., Universidad Europea de Canarias, S.L.U., and Universidad Europea de Valencia, S.L.U. (together, the Spain Companies), and Samarinda will purchase from Laureate I B.V. all of the issued and outstanding shares in the capital of Ensilis—Educação e Formação, Unipessoal, Lda. (the Portugal Company). Three of the Spain Companies are the entities that operate Universidad Europea de Madrid, Universidad Europea de Canarias, and Universidad Europea de Valencia. The Portugal Company is the entity that operates Universidade Europeia, a comprehensive university in Portugal and Instituto Português de Administração de Marketing (IPAM Lisbon and IPAM Porto), post-secondary schools of marketing in Portugal.

        The transaction value under the sale and purchase agreement is EUR 770,000 (approximately US $878,000 at December 31, 2018), subject to customary closing adjustments, and the parties expect that the transaction will close within the first half of 2019, subject to customary closing conditions, including approvals by applicable competition and education regulatory authorities.

Inti Education Holdings Sdn. Bhd. (Inti Holdings)

        On December 11, 2017, Exeter Street Holdings Sdn. Bhd., a Malaysia corporation (Exeter Street), and Laureate Education Asia Limited, a Hong Kong corporation (Laureate Asia), both of which are indirect wholly owned subsidiaries of Laureate, entered into a sale purchase agreement with Comprehensive Education Pte. Ltd., a Singapore corporation (Comprehensive, the purchaser) that is an affiliate of Affinity Equity Partners, a private equity firm based in Hong Kong. Under the sale purchase agreement, Comprehensive agreed to purchase from Exeter Street all of the issued and outstanding shares in the capital of Inti Holdings, and Laureate Asia will guarantee certain obligations of Exeter Street. Inti Holdings is the indirect owner of INTI University and Colleges, higher education institutions with five campuses in Malaysia (INTI). In connection with the sale purchase agreement, Exeter Street entered into a separate agreement with the current minority owner of the equity of Inti Holdings relating to the purchase by Exeter Street of the minority owner's 10.10% interest in Inti Holdings, the closing of which is a precondition to the closing of the transactions under the sale purchase agreement. The total purchase price, including the payment to the current minority owner, would have been $180,000. The net transaction value to Laureate under the agreement would have been $161,800, subject to customary closing adjustments.

        The closing of the transaction under the sale purchase agreement was subject to certain conditions, including approval by regulators in Malaysia within a prescribed period, which approval has not been obtained. On January 17, 2019, the parties agreed to amend the sale purchase agreement to provide

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 4. Discontinued Operations and Assets Held for Sale (Continued)

additional time for Comprehensive to obtain all required regulatory approvals. As part of that amendment, the parties agreed to reduce the total purchase price to $140,000, which would result in a net transaction value to the Company of $125,860, subject to customary closing adjustments. The parties now expect the transaction to close in the first half of 2019.

Note 5. Acquisitions

        Included in the discussion below are transactions involving entities in Continuing Operations and Discontinued Operations.

2018 Acquisition

Peru

        On November 5, 2018, Laureate Education Peru, SRL, an indirect wholly owned subsidiary of the Company, acquired all of the capital stock of Instituto de Educación Superior Tecnológico Privado Red Avansys SAC (Avansys), an institution in Peru, for a total purchase price of approximately 63,000 Peruvian Nuevo Sols (approximately US $18,900 at the acquisition date), plus debt assumed. The cash paid at acquisition, net of cash acquired, was $17,019. We accounted for this acquisition as a business combination. For this acquisition, Revenues, Operating income and Net income attributable to Laureate Education, Inc. were immaterial for the year ended December 31, 2018.

        The following table summarizes the estimated fair value of all assets acquired and the liabilities assumed at the date of acquisition:

Avansys Peru
Current assets	$3,921
Property and equipment	13,673
Goodwill	4,658
Other long-term assets	815

Total assets acquired	23,067
Current portion of long-term debt	874
Other current liabilities	3,332

Total liabilities	4,206

Net assets acquired attributable to Laureate Education, Inc.	18,861

Debt assumed	874

Net assets acquired attributable to Laureate Education, Inc. plus debt assumed	$19,735

Net assets acquired	$18,861
Cash acquired	(1,842)

Net cash paid at acquisition	$17,019

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 5. Acquisitions (Continued)

2018 Summary

        The amounts recorded for the 2018 acquisition are provisional as Laureate is in the process of finalizing amounts for the valuation of property and equipment. None of the goodwill related to the 2018 acquisition is expected to be deductible for income tax purposes. Pro forma results of operations have not been presented because the effects of the acquisition were not material to the Company's financial results.

2017 Acquisition

        During the year ended December 31, 2018, Laureate consummated the business acquisition outlined below, which is included in our Consolidated Financial Statements commencing from the date of acquisition.

Australia

        In June 2017, our Rest of World segment acquired the assets and business of the nursing division of Careers Australia (CA Nursing), a vocational institution in Australia, for a cash purchase price of Australian Dollar (AUD) 1,107 (US $835 at the date of acquisition) plus debt assumed of AUD 9,850 (US $7,433 at the acquisition date). We accounted for this acquisition as a business combination. For this acquisition, Revenues, Operating income and Net income attributable to Laureate Education, Inc. were immaterial for the year ended December 31, 2017.

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

Note 5. Acquisitions (Continued)

2017 Summary

        The amounts recorded for the 2017 acquisition are considered final. None of the goodwill related to the 2017 acquisition is expected to be deductible for income tax purposes. Pro forma results of operations for the acquisition completed during 2017 have not been presented because the effects of that acquisition were not material to the Company's financial results.

2016 Transactions

University of St. Augustine for Health Sciences, LLC (St. Augustine)

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

Note 6. Dispositions and Asset Sales

2018 Dispositions

Sale of Cyprus and Italy Operations

        On January 11, 2018, we completed the sale of European University-Cyprus Ltd (EUC) and Laureate Italy S.r.L. (Laureate Italy). Upon closing, we received gross proceeds of approximately EUR 232,000 (approximately US $275,500, or approximately US $244,300 net of cash sold and net of the approximately $4,100 working capital settlement between the Company and the buyer that was completed during the second quarter of 2018), and recognized a total gain on sale for the year ended December 31, 2018 of approximately $218,000, which is included in Gain on sales of discontinued operations, net of tax, on the Consolidated Statements of Operations. The Company used the proceeds from this transaction, along with borrowings on our revolving credit facility that were subsequently repaid with the China sale proceeds discussed below, to repay $350,000 of the principal balance on our syndicated term loan that matures in April 2024 (the 2024 Term Loan), as discussed in Note 10, Debt.

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 6. Dispositions and Asset Sales (Continued)

Sale of China Operations

        On January 25, 2018, we completed the sale of LEI Lie Ying Limited (LEILY) for a total transaction value of Chinese Renminbi (RMB) 1,430,000 (approximately US $207,600 at December 31, 2018), of which RMB 50,000 (approximately US $7,300 at December 31, 2018) will not be paid because certain conditions were not satisfied by the closing date. At closing, the Company received initial gross proceeds totaling approximately $128,800 (approximately $110,800 net of cash sold), net of banker transaction fees and certain taxes and duties totaling approximately $16,000. Six months after the closing date, the buyer was required to pay to the Company the Hong Kong Dollar (HKD) equivalent of RMB 120,000 (the First Holdback Payment). On July 27, 2018, the Company received the First Holdback Payment from the buyer, net of withholding taxes and agreed-upon legal fees, for a net payment of HKD 142,221 or $18,117 at the date of receipt, prior to banker transaction fees. Twelve months after the closing date, the buyer was required to pay to the Company the HKD equivalent of RMB 60,000 (the Second Holdback Payment). On January 25, 2019, Laureate received HKD 71,463 (approximately US $9,100) for the Second Holdback Payment, net of legal fees. Both the First Holdback Payment and the Second Holdback Payment were subject to deduction of any indemnifiable losses payable by the Company to the buyer pursuant to the sale purchase agreement. The remainder of the transaction value was paid into an escrow account and will be distributed to the Company pursuant to the terms and conditions of the escrow agreement.

        As of December 31, 2018, the Company had recorded a receivable for the Second Holdback Payment that was collected in January 2019, as well as a receivable of approximately $25,900 for the portion of the escrowed amount that the Company expects to receive. In addition, the Company has recorded a liability of approximately $14,300 related to loss contingencies for which we have indemnified the buyer. The Company recognized a gain on the sale of LEILY for the year ended December 31, 2018 of approximately $84,000, including tax effect, which is included in Gain on sales of discontinued operations, net of tax, on the Consolidated Statements of Operations.

Sale of German Operations

        On April 12, 2018, LEI European Investments B.V., a Netherlands private limited liability company (LEI BV), and Laureate International B.V., a Netherlands private limited liability company (Laureate International), both of which are indirect, wholly owned subsidiaries of Laureate Education, Inc., executed and closed a Sale and Purchase Agreement (the Laureate Germany SPA) with Global University Systems Germany B.V., a Netherlands private limited liability company (Global University Systems). Pursuant to the Laureate Germany SPA, Global University Systems purchased from LEI BV all of the issued and outstanding shares of capital stock of Laureate Germany Holding GmbH and its consolidated institutions, including the University of Applied Sciences Europe and Laureate Academies GmbH (collectively, Laureate Germany), and Laureate International guaranteed the obligations of LEI BV under the Laureate Germany SPA. Upon completion of the sale, LEI BV received gross proceeds of EUR 1,000 (approximately US $1,200 at the date of receipt). At the date of sale, Laureate Germany had approximately $12,900 of cash and restricted cash on its balance sheet. In connection with this transaction, the Company contributed capital to Laureate Germany of approximately $3,600. The Company recognized a loss on the sale of Laureate Germany for the year

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 6. Dispositions and Asset Sales (Continued)

ended December 31, 2018 of approximately $5,500, which is included in Gain on sales of discontinued operations, net of tax, on the Consolidated Statements of Operations.

Sale of Moroccan Operations

        On November 29, 2017, Laureate Middle East Holdings B.V., a Netherlands private limited liability company and an indirect, wholly owned subsidiary of the Company (LMEH), and La Société Maroc Emirats Arabes Unis de Développement, a Morocco company (SOMED and, together with LMEH, the Sellers), Laureate I B.V., a Netherlands private limited liability company and an indirect, wholly owned subsidiary of the Company (the Guarantor), and UPM Pédagogique, a Morocco company (the Purchaser), entered into a Share Purchase Agreement (the Laureate Somed SPA), pursuant to which the Purchaser agreed to purchase from the Sellers all of the issued and outstanding capital shares of Laureate Somed Holding, a Morocco company (Laureate Somed), for a total transaction value of 500,000 Moroccan Dirhams, and the Guarantor agreed to guarantee certain obligations of LMEH under the Laureate Somed SPA. The transaction closed on April 13, 2018, and LMEH received net proceeds of 300,000 Moroccan Dirhams (approximately US $32,500 at the date of sale, or approximately $31,100 net of cash sold). The proceeds were used for general debt repayment across the Company rather than repayment of a specific tranche. Prior to the consummation of the sale, LMEH owned approximately 60% of the capital shares of Laureate Somed, while SOMED owned the remaining approximately 40% of the capital shares of Laureate Somed. Laureate Somed is the operator of Université Internationale de Casablanca, a comprehensive campus-based university in Casablanca, Morocco. The Company recognized a gain on the sale of Laureate Somed of approximately $17,400 for the year ended December 31, 2018, which is included in Gain on sales of discontinued operations, net of tax, on the Consolidated Statements of Operations.

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

        As part of the agreement, at closing Laureate paid to NLU $14,000 to support NLU's construction of facilities for the acquired culinary program on NLU's campus, subject to possible partial recoupment under specified conditions during the 10-year post-closing period. In addition, at closing Laureate paid approximately $2,100 to NLU for a working capital adjustment and other items provided for under the agreement. This payment was included in the loss on sale, which totaled approximately $17,200, including tax effect, and is included in gain/loss on sales of discontinued operations, net of tax, on the Consolidated Statements of Operations.

        Also, at the closing date of the sale, the cease-use criteria were met for a leased building that was not part of the sale transaction and that has a lease term ending in July 2028. Accordingly, during the

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 6. Dispositions and Asset Sales (Continued)

third quarter of 2018, the Company recorded a liability of approximately $24,000 for the present value of the remaining lease costs, less estimated sublease income, which was charged to loss from discontinued operations, net of tax, on the Consolidated Statements of Operations.

        The transactions described below are included in Continuing Operations, since these transactions were not part of the strategic shift described in Note 1, Description of Business, and Note 4, Discontinued Operations and Assets Held for Sale.

2017 Asset Sale and Purchase Price Settlement Agreement

Ad Portas Asset Sale

        In November 2017, we completed the sale of an asset group at Ad Portas, a for-profit real estate subsidiary in our Andean segment, to UDLA Ecuador, a licensed institution in Ecuador that was formerly consolidated into Laureate. This asset group included property and equipment and was previously classified as assets held for sale in our Quarterly Report on Form 10-Q for the period ended September 30, 2017. We received total consideration of approximately $55,000, which included cash proceeds of $17,784, and recognized an operating gain on the sale of this property and equipment of approximately $20,300. Contemporaneous with this transaction, we also repurchased UDLA Ecuador's noncontrolling interest in a Chilean real estate subsidiary of Laureate for a purchase price of $36,247, which included a cash payment of $6,085. The payment is included in Payments to purchase noncontrolling interests in the 2017 Consolidated Statement of Cash Flows. During the years ended December 31, 2017, and 2016, the Chilean real estate subsidiary made dividend payments to UDLA Ecuador of $1,242 and $955, respectively, related to this investment.

        Certain for-profit entities of Laureate provided services and/or intellectual property to UDLA Ecuador through contractual arrangements at market rates. During the years ended December 31, 2018, 2017 and 2016, the total amounts recognized through these contractual arrangements, primarily as other revenues, were $864, $13,927 and $13,970, respectively.

Purchase Price Settlement Agreement for Swiss Hospitality Management Schools

        In December 2017, we reached a final purchase price settlement agreement with Eurazeo, the buyer of our Swiss hospitality management schools in 2016 as described further below, and made a payment to Eurazeo of approximately $9,300. This payment is included in Receipts from sale of subsidiaries and property and equipment, net of cash sold on the 2017 Consolidated Statements of Cash Flows. The total settlement amount was approximately $10,300, which we recognized as Gain (loss) on sales of subsidiaries, net, in the Consolidated Statement of Operations for the year ended December 31, 2017, as it represented an adjustment of the sale purchase price.

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

Sale of Institutions in France

        On April 19, 2016, Laureate announced that it had signed an agreement for the transfer of control of LIUF SAS (LIUF), the French holding entity, to Apax Partners, a leading private equity firm in French-speaking European countries. Management obtained approval for this transaction on April 6, 2016. The French anti-trust authority also approved the transaction, and closing took place on July 20, 2016. LIUF comprised five institutions, including two VIE institutions:

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

Note 7. Due to Shareholders of Acquired Companies

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

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 7. Due to Shareholders of Acquired Companies (Continued)

Cash Flows. The amounts due to shareholders of acquired companies, currencies, and interest rates applied were as follows:

	December 31, 2018	December 31, 2017	Nominal Currency	Interest Rate %
Universidade Anhembi Morumbi (UAM Brazil)	$30,912	$45,206	BRL	CDI + 2%
University of St. Augustine for Health Sciences, LLC (St. Augustine)	11,395	11,550	USD	7%
Faculdade Porto-Alegrense (FAPA)	1,943	3,084	BRL	IGP-M
IADE Group	1,141	2,374	EUR	3%
Monash South Africa (MSA)	—	9,571	AUD	n/a

Total due to shareholders of acquired companies	45,391	71,785
Less: Current portion of due to shareholders of acquired companies	23,820	34,745

Due to shareholders of acquired companies, less current portion	$21,571	$37,040

BRL: Brazilian Real	CDI: Certificados de Depósitos Interbancários (Brazil)
USD: United States Dollar	IGP-M: General Index of Market Prices (Brazil)
EUR: European Euro
AUD: Australian Dollar

        The aggregate maturities of Due to shareholders of acquired companies as of December 31, 2018, were as follows:

2019	$24,488
2020	12,242
2021	11,101
2022	—
2023	—

Aggregate maturities	47,831
Less: imputed interest discount	(2,440)

Total	$45,391

UAM Brazil

        A portion of the acquisition was financed with a seller note in the amount of BRL 200,808 (US $51,703 at December 31, 2018), which is scheduled to be paid in nine equal installments of BRL 22,312 (US $5,745 at December 31, 2018), adjusted for inflation based on CDI plus 200 basis points. The initial six installments were paid during the years ended December 31, 2013 through 2018. The remaining three installments are due annually on August 31st of each year. The eighth and ninth

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 7. Due to Shareholders of Acquired Companies (Continued)

installments were subject to an accelerated due date of August 31, 2019, along with the seventh installment, if a certain financial performance target was achieved in 2018, as described in the purchase agreement; however, this performance target was not achieved and the installments will maintain their original due dates. On the acquisition date we recorded the note payable at its discounted present value, which will be accreted over the term of the note. As of December 31, 2018, the carrying value of the note was $30,912.

St. Augustine

        On November 21, 2013, Laureate initially acquired 80% of the ownership and voting rights of St. Augustine. A portion of the purchase price was financed with a five-year seller note in the amount of $14,000. The promissory note incurred interest at an annual rate of 7%, which was payable quarterly beginning on January 1, 2014, and the entire principal balance was payable on November 21, 2018. During 2015 this note payable and a receivable from the former owner were reduced by $2,450 following the resolution of certain pre-acquisition matters, leaving a principal balance of $11,550. In 2016, Laureate acquired the remaining 20% noncontrolling interest in St. Augustine, as discussed in Note 5, Acquisitions. In November 2018, Laureate sent a notice to the former owner, notifying them of our contractual right under the purchase agreement to withhold payment on the remaining principal balance until there is resolution of certain pending legal matters for which the Company is indemnified by the former owner. Laureate has a contractual right under the purchase agreement to offset any obligations that may result from the pending legal matters against the remaining principal balance of the note payable, and is indemnified by the former owner should such obligations exceed the remaining principal balance of the note payable. Laureate does not expect the resolution of these matters to have a material impact on its Consolidated Financial Statements. In connection with these legal matters, Laureate incurred and paid legal fees of $155 during 2018 which were offset against the note payable, leaving a remaining principal balance of $11,395. Although St. Augustine is included in Discontinued Operations, this promissory note is the legal obligation of a corporate entity, and therefore is included in Continuing Operations and will remain subsequent to the sale of St. Augustine.

MSA

        During the second quarter of 2018, the conditions required for resolution of the MSA earnout were completed and the seller note liability, which was recorded on a corporate entity, was reversed as the criteria for payment was not met.

FMU

        At the acquisition date of FMU on September 12, 2014, Laureate financed a portion of the purchase price with promissory notes payable to the seller of BRL 250,000. These seller notes matured on September 12, 2017 and the principal and interest were fully repaid in the amount of BRL 358,606 (US $114,578 at the date of payment). The interest portion was classified in operating cash flows and included in the $39,419 of Interest paid on deferred purchase price for acquisitions on the Consolidated Statements of Cash Flows.

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

        Our campus-based segments generate revenues by providing an education that emphasizes professional-oriented fields of study with undergraduate and graduate degrees in a wide range of disciplines. Our educational offerings are increasingly utilizing online and hybrid (a combination of online and in-classroom) courses and programs to deliver their curriculum. Many of our largest campus-based operations are in developing markets which are experiencing a growing demand for higher education based on favorable demographics and increasing secondary completion rates, driving increases in participation rates and resulting in continued growth in the number of higher education students. Traditional higher education students (defined as 18-24 year olds) have historically been served by public universities, which have limited capacity and are often underfunded, resulting in an inability to meet the growing student demand and employer requirements. This supply and demand imbalance has created a market opportunity for private sector participants. Most students finance their own education. However, there are some government-sponsored student financing programs which are discussed below. These campus-based segments include Brazil, Mexico, Andean, Central America & U.S. Campuses and Rest of World. Specifics related to each of these campus-based segments and our Online & Partnerships segment are discussed below.

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

        The Central America & U.S. Campuses segment includes institutions in Costa Rica, Honduras, Panama and the United States. Students in Central America typically finance their own education while students in the United States finance their education in a variety of ways, including DOE Title IV

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 8. Business and Geographic Segment Information (Continued)

programs. The entire Central America & U.S. Campuses segment is included in Discontinued Operations.

        The Rest of World segment includes an institution in the European country of Turkey, as well as institutions in the Middle East, Africa and Asia Pacific consisting of campus-based institutions with operations in Australia, India, Malaysia, New Zealand, South Africa and Thailand. Additionally, the Rest of World segment manages eight licensed institutions in the Kingdom of Saudi Arabia and manages one additional institution in China through a joint venture arrangement. The institutions in the Rest of World segment are included in Discontinued Operations, except for Australia, New Zealand and the managed institutions in the Kingdom of Saudi Arabia and China.

        The Online & Partnerships segment includes fully online institutions that offer professionally oriented degree programs in the United States through Walden University (Walden), a U.S.-based accredited institution, and through the University of Liverpool and the University of Roehampton in the United Kingdom. These online institutions primarily serve working adults with undergraduate and graduate degree program offerings. Students in the United States finance their education in a variety of ways, including Title IV programs.

        As discussed in Note 1, Description of Business, during the third quarter of 2018, a number of our subsidiaries met the requirements to be classified as discontinued operations, including the entire Central America & U.S. Campuses segment. As a result, the operations of the Central America & U.S. Campuses segment have been excluded from the segment information for all periods presented. In addition, the portions of the Andean and Rest of World reportable segments that are included in Discontinued Operations have also been excluded from the segment information for all periods presented.

        Intersegment transactions are accounted for in a similar manner as third-party transactions and are eliminated in consolidation. The "Corporate" amounts presented in the following tables include corporate charges that were not allocated to our reportable segments and adjustments to eliminate intersegment items.

        We evaluate segment performance based on Adjusted EBITDA, which is a non-GAAP performance measure defined as Income (loss) from continuing operations before income taxes and equity in net income of affiliates, adding back the following items: Gain (loss) on sales of subsidiaries, net, Foreign currency exchange (loss) gain, net, Other income (expense), net, Gain (loss) on derivatives, Loss on debt extinguishment, Interest expense, Interest income, Depreciation and amortization expense, Loss on impairment of assets, Share-based compensation expense and expenses related to our Excellence-in-Process (EiP) initiative. EiP is an enterprise-wide initiative to optimize and standardize Laureate's processes, creating vertical integration of procurement, information technology, finance, accounting and human resources. It includes the establishment of regional shared services organizations (SSOs) around the world, as well as improvements to the Company's system of internal controls over financial reporting. We have also expanded the EiP initiative into other back- and mid-office areas, as well as certain student-facing activities. EiP also includes certain non-recurring costs incurred in connection with the planned dispositions described in Note 4, Discontinued Operations and Assets Held for Sale, and the completed dispositions described in Note 6, Dispositions and Asset Sales.

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 8. Business and Geographic Segment Information (Continued)

        When we review Adjusted EBITDA on a segment basis, we exclude intercompany revenues and expenses related to network fees and royalties between our segments, which eliminate in consolidation. We use total assets as the measure of assets for reportable segments.

        The following tables provide financial information for our reportable segments, including a reconciliation of Adjusted EBITDA to Income (loss) from continuing operations before income taxes and equity in net (loss) income of affiliates, as reported in the Consolidated Statements of Operations, for the years ended December 31, 2018, 2017 and 2016:

	Brazil	Mexico	Andean	Rest of World	Online & Partnerships	Corporate	Total
2018
Revenues	$654,300	$646,134	$1,155,691	$238,006	$664,226	$(8,133)	$3,350,224
Adjusted EBITDA	103,969	143,221	317,126	40,367	194,742	(176,319)	623,106
Depreciation and amortization expense	35,532	31,007	70,905	16,588	33,506	25,945	213,483
Loss on impairment of assets	—	—	—	3,080	10,030	—	13,110
Total assets	1,011,391	971,309	1,608,406	231,421	1,308,854	1,638,255	6,769,636
Expenditures for long-lived assets	32,423	31,376	59,493	14,791	21,079	27,280	186,442
2017
Revenues	$765,746	$646,154	$1,085,640	$214,720	$690,374	$(16,758)	$3,385,876
Adjusted EBITDA	134,205	147,171	301,249	32,411	204,543	(204,108)	615,471
Depreciation and amortization expense	35,715	27,990	67,764	20,659	35,440	16,765	204,333
Loss on impairment of assets	3,320	—	2,530	—	257	1,014	7,121
Total assets	1,256,364	969,400	1,714,819	225,429	1,294,147	1,931,126	7,391,285
Expenditures for long-lived assets	50,244	38,615	72,098	9,697	23,730	24,001	218,385
2016
Revenues	$690,804	$626,011	$969,717	$330,423	$704,976	$(20,067)	$3,301,864
Adjusted EBITDA	95,442	143,741	225,538	53,352	208,237	(145,893)	580,417
Depreciation and amortization expense	35,695	26,273	68,050	21,668	38,452	9,668	199,806
Loss on impairment of assets	—	—	—	—	—	—	—
Expenditures for long-lived assets	29,332	28,081	80,396	8,126	29,275	33,621	208,831

        As discussed in Note 4, Discontinued Operations and Assets Held for Sale, a number of our entities have been classified as Discontinued Operations and their assets have been classified as assets held for sale and excluded from the segment information for all periods presented. Accordingly, in

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 8. Business and Geographic Segment Information (Continued)

order to reconcile to total consolidated assets as of December 31, 2018 and 2017 in the table above, assets held for sale related to Discontinued Operations of $1,276,876 and $1,549,340, respectively, are included in the Corporate amounts.

For the years ended December 31,	2018	2017	2016
Adjusted EBITDA of reportable segments:
Brazil	$103,969	$134,205	$95,442
Mexico	143,221	147,171	143,741
Andean	317,126	301,249	225,538
Rest of World	40,367	32,411	53,352
Online & Partnerships	194,742	204,543	208,237

Total Adjusted EBITDA of reportable segments	799,425	819,579	726,310
Reconciling items:
Corporate	(176,319)	(204,108)	(145,893)
Depreciation and amortization expense	(213,483)	(204,333)	(199,806)
Loss on impairment of assets	(13,110)	(7,121)	—
Share-based compensation expense	(9,738)	(61,844)	(35,852)
EiP expenses	(95,793)	(100,180)	(54,082)

Operating income	290,982	241,993	290,677
Interest income	11,856	11,865	14,414
Interest expense	(235,235)	(334,901)	(390,391)
Loss on debt extinguishment	(7,481)	(8,392)	(17,363)
Gain (loss) on derivatives	88,292	28,656	(6,084)
Other income (expense), net	12,173	(1,892)	457
Foreign currency exchange (loss) gain, net	(32,409)	2,539	77,299
Gain (loss) on sales of subsidiaries, net	254	(10,490)	398,081

Income (loss) from continuing operations before income taxes and equity in net (loss) income of affiliates	$128,432	$(70,622)	$367,090

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 8. Business and Geographic Segment Information (Continued)

Geographic Information

        No individual customer accounted for more than 10% of Laureate's consolidated revenues. Revenues from customers by geographic area, primarily generated by students enrolled at institutions in those areas, were as follows:

For the years ended December 31,	2018	2017	2016
External Revenues
Brazil(1)	$654,070	$765,358	$690,377
Chile	654,002	617,213	564,592
Mexico(1)	643,348	644,015	624,939
United States	627,127	635,637	633,471
Peru	493,008	450,719	389,815
Other foreign countries	278,669	272,934	398,670

Consolidated total	$3,350,224	$3,385,876	$3,301,864

(1)
Excludes intercompany revenues and therefore does not agree to the table above

        Long-lived assets are composed of Property and equipment, net. Laureate's long-lived assets of continuing operations by geographic area were as follows:

December 31,	2018	2017
Long-lived assets
Chile	$338,187	$387,422
Peru	336,898	327,908
Mexico	233,048	237,109
Brazil	198,071	245,781
United States	100,438	104,995
Other foreign countries	72,293	77,202

Consolidated total	$1,278,935	$1,380,417

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 9. Goodwill and Other Intangible Assets

        The change in the net carrying amount of Goodwill from December 31, 2016 through December 31, 2018 was composed of the following items:

	Brazil	Mexico	Andean	Rest of World	Online & Partnerships	Other	Total
Balance at December 31, 2016	$501,055	$480,985	$253,911	$88,802	$459,786	$2,015	$1,786,554
Acquisitions	—	—	—	3,584	—	—	3,584
Dispositions	—	—	—	—	—	—	—
Reclassification to Long-term assets held for sale	—	—	—	—	—	(2,015)	(2,015)
Impairments	—	—	—	—	—	—	—
Currency translation adjustments	(7,682)	22,388	18,270	6,312	954	—	40,242
Adjustments to prior acquisitions	—	—	—	—	—	—	—

Balance at December 31, 2017	$493,373	$503,373	$272,181	$98,698	$460,740	$—	$1,828,365

Acquisitions	—	—	4,658	—	—	—	4,658
Dispositions	—	—	—	—	—	—	—
Reclassification to Long-term assets held for sale	(15,165)	—	—	—	—	—	(15,165)
Impairments	—	—	—	(3,080)	—	—	(3,080)
Currency translation adjustments	(71,756)	(5,154)	(22,580)	(8,199)	—	—	(107,689)
Adjustments to prior acquisitions	—	—	—	—	—	—	—

Balance at December 31, 2018	$406,452	$498,219	$254,259	$87,419	$460,740	$—	$1,707,089

Other Intangible Assets

        Amortization expense for intangible assets subject to amortization was $5,780, $11,514 and $11,176 for the years ended December 31, 2018, 2017 and 2016, respectively. The estimated future amortization expense for intangible assets for the years ending December 31, 2019, 2020, 2021, 2022, 2023 and beyond is $3,264, $2,721, $2,415, $2,148, $1,921 and $12,960, respectively.

        The following table summarizes our identifiable intangible assets as of December 31, 2018:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period (Yrs)
Subject to amortization:
Student rosters	$69,540	$(69,253)	$287	0.9
Other	57,933	(32,791)	25,142	11.2
Not subject to amortization:
Tradenames	1,126,244	—	1,126,244	—

Total	$1,253,717	$(102,044)	$1,151,673

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 9. Goodwill and Other Intangible Assets (Continued)

        The following table summarizes our identifiable intangible assets as of December 31, 2017:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period (Yrs)
Subject to amortization:
Student rosters	$80,564	$(79,005)	$1,559	1.9
Other	65,970	(31,750)	34,220	11.4
Not subject to amortization:
Tradenames	1,167,302	—	1,167,302	—

Total	$1,313,836	$(110,755)	$1,203,081

Impairment Tests

        The following table summarizes the Loss on impairment of assets:

For the years ended December 31,	2018	2017	2016
Impairments of Goodwill	$3,080	$—	$—
Impairments of Deferred costs and Other intangible assets, net	—	2,696	—
Impairments of long-lived assets	10,030	4,425	—

Total	$13,110	$7,121	$—

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

2018 Loss on Impairment of Assets

University of Liverpool

        Effective September 30, 2018, the University of Liverpool (Liverpool), an institution in our Online & Partnerships segment, elected not to renew its institutional partnership agreement and therefore the existing agreement will terminate in April 2021. Accordingly, Liverpool will stop enrolling new students and will begin a teach-out process that is expected to be completed in April 2021. As a result, during the third quarter of 2018 we recorded an impairment charge of $10,030 related to fixed assets of this entity that are no longer recoverable based on expected future cash flows. Since Liverpool does not meet the criteria to be classified as held-for-sale or a discontinued operation, its results are reported within continuing operations for all periods presented.

Kingdom of Saudi Arabia

        In connection with our goodwill impairment testing in the fourth quarter of 2018, we wrote off the remaining goodwill balance of $3,080 associated with our operations in the Kingdom of Saudi Arabia in our Rest of World segment.

2017 Loss on Impairment of Assets

        The 2017 impairment charges related to the impairment of a lease intangible, certain modular buildings and software development costs.

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 10. Debt

        Outstanding long-term debt was as follows:

	December 31, 2018	December 31, 2017
Senior long-term debt:
Senior Secured Credit Facility (stated maturity dates April 2022 and April 2024), net of discount	$1,321,629	$1,625,344
Senior Notes (stated maturity dates May 2025)	800,000	800,000

Total senior long-term debt	2,121,629	2,425,344
Other debt:
Lines of credit	37,899	42,195
Notes payable and other debt	504,522	593,268

Total senior and other debt	2,664,050	3,060,807
Capital lease obligations and sale-leaseback financings	119,642	139,758

Total long-term debt	2,783,692	3,200,565
Less: total unamortized deferred financing costs	88,241	105,299
Less: current portion of long-term debt	101,866	121,870

Long-term debt, less current portion	$2,593,585	$2,973,396

        As of December 31, 2018, aggregate annual maturities of the senior and other debt, excluding capital lease obligations and sale-leaseback financings, were as follows:

December 31,	Senior and Other Debt
2019	$95,481
2020	121,116
2021	115,713
2022	201,836
2023	73,520
Thereafter	2,066,255

Total	2,673,921
Less: discount, net	(9,871)

Total senior and other debt	$2,664,050

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

        On April 28, 2017, the Company elected to redeem all of its outstanding Senior Notes due 2019 (other than the Exchanged Notes) and on May 31, 2017 (the Redemption Date), the Senior Notes due 2019 (other than the Exchanged Notes) were redeemed. As described further below, the Exchanged Notes were redeemed on August 11, 2017. The aggregate principal amount outstanding of the Senior Notes due 2019 (excluding the Exchanged Notes) was $1,125,443. The redemption price for the Senior Notes due 2019 that were redeemed was equal to 104.625% of the principal amount thereof, for a total redemption price of $1,177,495, plus accrued and unpaid interest and special interest to the Redemption Date, for an aggregate payment to holders of the Senior Notes of $1,205,630. As of December 31, 2018, the outstanding balance of our Senior Notes due 2025 was $800,000. As of December 31, 2017, the outstanding balance of our Senior Notes due 2025 was also $800,000.

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

        The maturity date for the Revolving Credit Facility is April 26, 2022 and the maturity date for the 2024 Term Loan is April 26, 2024. The Revolving Credit Facility bears interest at a per annum interest rate, at the option of the Borrower, at either the LIBOR rate or the Alternate Base Rate (ABR) rate plus an applicable margin of 3.75% per annum or 3.50% per annum for LIBOR rate loans, and 2.75% per annum or 2.50% per annum for ABR rate loans, in each case, based on the Company's Consolidated Total Debt to Consolidated EBITDA ratio, as defined in the Second Amended and Restated Credit Agreement. As of December 31, 2018 and 2017, the Revolving Credit Facility consisted entirely of ABR loans and had interest rates of 8.25% and 7.25%, respectively, with total outstanding balances of $93,500 and $52,000, respectively.

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

        Pursuant to the February 1, 2018 amendment, the interest rate margins applicable to the 2024 Term Loan were amended to 3.50% for LIBOR term loans and 2.50% for ABR term loans and such interest rate margins will no longer be based upon the Company's consolidated total debt to consolidated EBITDA ratio. The amendment effectively reduced the current interest rate margins applicable to the outstanding term loans, which prior to the amendment were based on the Company's consolidated total debt to consolidated EBITDA ratio, by 100 basis points, from 4.50% to 3.50% for LIBOR term loans, and 3.50% to 2.50% for ABR term loans. The amended credit agreement also provided for a prepayment premium with respect to the outstanding term loans. The prepayment premium equaled one percent (1%) of the amount of any term loans that were subject to certain repricing transactions occurring on or prior to August 1, 2018, of which there were none.

        As of December 31, 2018 and 2017, all loans outstanding under the 2024 Term Loan were LIBOR loans and had a total interest rate of 6.03% and 6.07%, respectively. A discount equal to 1% of the 2024 Term Loan's original principal amount, or $16,000, was paid at issuance and will be amortized to interest expense over the term of the loan. On or prior to October 26, 2017, except for prepayments made from transactions expressly permitted, the 2024 Term Loan could have been prepaid at price equal to 101% of the principal amount prepaid. After October 26, 2017, the 2024 Term Loan can be prepaid at price equal to 100% of the principal amount prepaid. As of December 31, 2018 and 2017, the 2024 Term Loan had an outstanding balance of $1,228,129 and $1,573,344, respectively. As discussed in Note 4, Discontinued Operations and Assets Held for Sale, the sale of St. Augustine was completed on February 1, 2019 and the Company used $340,000 of the net proceeds to repay a portion of the 2024 Term Loan.

        Laureate Education, Inc. is the borrower under our Senior Secured Credit Facility. All of Laureate's required United States legal entities, excluding Walden University, LLC (Walden), Kendall, NewSchool of Architecture and Design (NewSchool), National Hispanic University (NHU) and

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 10. Debt (Continued)

St. Augustine, are guarantors of the Senior Secured Credit Facility, and all of the guarantors' assets, both real and intangible, are pledged as collateral. Certain Walden assets are also pledged as collateral, including all of Walden's United States receivables other than Title IV student loans, all of its copyrights, patents, and trademarks. As of December 31, 2018 and 2017, the carrying value of the Walden receivables and intangibles pledged as collateral was $403,658 and $411,411, respectively. Additionally, not more than 65% of the shares held directly by United States guarantors in non-domestic subsidiaries are pledged as collateral.

Estimated Fair Value of Debt

        The estimated fair value of our debt was determined using observable market prices since the majority of our securities, including the Senior Secured Credit Facility and the Senior Notes due 2025, are traded in a brokered market. The fair value of our remaining debt instruments approximates carrying value based on their terms. As of December 31, 2018 and December 31, 2017, our long-term debt was classified as Level 2 within the fair value hierarchy, based on the frequency and volume of trading in the brokered market. The estimated fair value of our debt was as follows:

	December 31, 2018		December 31, 2017
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Total senior and other debt	$2,664,050	$2,677,024	$3,060,807	$3,117,437

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

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 10. Debt (Continued)

        The Note Exchange Agreements also provided that, within 60 days after the consummation of a Qualified Public Offering, at the option of the Existing Holders or their transferees, we would repurchase up to an additional $62,500 aggregate principal amount of Senior Notes due 2019 at the redemption price set forth in Section 3.07 of the indenture governing the Senior Notes due 2019 that is applicable as of the date of pricing of the Qualified Public Offering, plus accrued and unpaid interest and special interest. On March 1, 2017, in accordance with the terms of the Note Exchange Agreements, we repurchased Senior Notes due 2019 with an aggregate principal amount of $22,556 at a repurchase price of 104.625% of the aggregate principal amount, for a total payment of $23,599; the difference was recognized as Gain on debt extinguishment along with the portion of unamortized debt issuance costs that were written off.

Certain Covenants

        As of December 31, 2018, our senior long-term debt contained certain negative covenants including, among others: (1) limitations on additional indebtedness; (2) limitations on dividends; (3) limitations on asset sales, including the sale of ownership interests in subsidiaries and sale-leaseback transactions; and (4) limitations on liens, guarantees, loans or investments. The Second Amended and Restated Credit Agreement provides, solely with respect to the Revolving Credit Facility, that the Company shall not permit its Consolidated Senior Secured Debt to Consolidated EBITDA ratio, as defined in the Second Amended and Restated Credit Agreement, to exceed 4.50x as of the last day of each quarter ending June 30, 2017 through September 30, 2017, 3.75x as of the last day of each quarter ending December 31, 2017 through March 31, 2018, and 3.50x as of the last day of each quarter ending June 30, 2018 and thereafter. However, the agreement also provides that if (i) the Company's Consolidated Total Debt to Consolidated EBITDA ratio, as defined in the Second Amended and Restated Credit Agreement, is not greater than 4.75x as of such date and (ii) less than 25% of the Revolving Credit Facility is utilized as of that date, then such financial covenant shall not apply. As of December 31, 2018, these conditions were satisfied and, therefore, we were not subject to the leverage ratio covenant. In addition, notes payable at some of our locations contain financial maintenance covenants.

Debt Modification and Loss on Debt Extinguishment

        In 2018, Laureate recorded a Loss on debt extinguishment of $7,481 related to the February 1, 2018 amendment of our Senior Secured Credit Facility and the write-off of a pro-rata portion of the term loan's remaining deferred financing costs in connection with the $350,000 principal payment.

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

Debt Issuance Costs

        Amortization of debt issuance costs and accretion of debt discounts that are recorded in Interest expense in the Consolidated Statements of Operations totaled approximately $12,542, $14,100 and $23,100 for the years ended December 31, 2018, 2017 and 2016, respectively. During the years ended December 31, 2018, 2017 and 2016, we paid and capitalized a total of $513, $81,097 and $11,559, respectively, in debt issuance costs. Certain unamortized debt issuance costs were written off in 2018, 2017 and 2016 in connection with debt agreement amendments as discussed above. As of December 31, 2018 and 2017, our unamortized debt issuance costs were $88,241 and $105,299, respectively.

Currency and Interest Rate Swaps

        The interest and principal payments for Laureate's senior long-term debt arrangements are to be paid primarily in USD. Our ability to make debt service payments is subject to fluctuations in the value of the USD relative to foreign currencies, because a majority of our operating cash used to make these payments is generated by subsidiaries with functional currencies other than USD. As part of our overall risk management policies, Laureate has at times entered into foreign currency swap contracts and interest rate swap contracts. See also Note 15, Derivative Instruments.

Other Debt

Lines of Credit

        Individual Laureate subsidiaries have the ability to borrow pursuant to unsecured lines of credit and similar short-term borrowing arrangements (collectively, lines of credit). The lines of credit are available for working capital purposes and enable us to borrow and repay until those lines mature. At December 31, 2018 and 2017, the aggregate outstanding balances on our lines of credit were $37,899 and $42,195, respectively. At December 31, 2018, we had additional available borrowing capacity under our outstanding lines of credit of $19,987. Interest rates on our lines of credit ranged from 6.50% to 11.00% at December 31, 2018, and 6.50% to 9.51% at December 31, 2017. Our weighted-average short-term borrowing rate was 8.37% and 7.97% at December 31, 2018 and 2017, respectively.

Notes Payable

        Notes payable include mortgages payable that are secured by certain fixed assets. The notes payable have varying maturity dates and repayment terms through 2028. These loans contain certain financial maintenance covenants and Laureate is in compliance with these covenants. Interest rates on

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 10. Debt (Continued)

notes payable ranged from 3.97% to 11.25% and 3.96% to 10.79% at December 31, 2018 and 2017, respectively.

        On May 12, 2016, two outstanding loans at Universidad del Valle de México (UVM Mexico) that originated in 2007 and 2012 and were both scheduled to mature in May 2021 were refinanced and combined into one loan. The maturity date of the combined loan was extended to May 15, 2023. Principal repayments were suspended until May 15, 2018. The new refinanced loan carries a variable interest rate based on the 28-day Mexican Interbanking Offer Rate (TIIE), plus the applicable margin. The applicable margin for the interest calculation is established based on the ratio of debt to EBITDA, as defined in the agreement. Beginning May 15, 2016, interest is paid monthly. The outstanding balance of the loan on May 12, 2016 was MXN 2,224,600 (US $120,527 at that date). As of December 31, 2018, the interest rate on the loan was 11.25% and the outstanding balance on the loan was $102,239. As of December 31, 2017, the interest rate on the loan was 10.72% and the outstanding balance on the loan was $112,625.

        In addition to the loans above, in August 2015, UVM Mexico entered into an agreement with a bank for a loan of MXN 1,300,000 (approximately US $79,000 at the time of the loan). The loan carried a variable interest rate based on TIIE plus an applicable margin and was scheduled to mature in August 2020. During December 2017, this loan was paid in full and a new loan in the amount of MXN 1,700,000 (approximately US $89,000 at the time of the loan) was obtained. The new loan matures in December 2023 and carries a variable interest rate based on TIIE, plus an applicable margin, which is established based on the ratio of debt to EBITDA, as defined in the agreement (10.50% and 10.02% as of December 31, 2018 and 2017, respectively). Payments on the loan were deferred until December 2018, at which time quarterly principal payments were due, beginning at MXN 42,500 (US $2,130 at December 31, 2018) and increasing over the term of the loan to MXN 76,500 (US $3,835 at December 31, 2018), with a balloon payment of MXN 425,000 (US $21,304 at December 31, 2018) due at maturity. As of December 31, 2018 and December 31, 2017, the outstanding balance of this loan was $83,086 and $86,065, respectively.

        The Company obtained financing to fund the construction of two new campuses at one of our institutions in Peru, Universidad Peruana de Ciencias Aplicadas. As of December 31, 2018 and 2017, the loans had an outstanding balance of $32,886 and $42,195, respectively, and a weighted average interest rate of 7.97% and 7.97%, respectively. These loans have varying maturity dates with the final payment due in October 2022. As of December 31, 2018 and 2017, $14,409 and $19,162, respectively, of the outstanding balances on the loans were payable to an institutional investor that is a minority shareholder of Laureate.

        Laureate has outstanding notes payable at Universidad Privada del Norte (UPN), one of our institutions in Peru. These loans all have interest rates ranging from 7.85% to 8.70% and varying maturity dates through December 2024. As of December 31, 2018 and 2017, these loans had a balance of $30,172 and $38,641, respectively.

        On December 22, 2017, a Laureate subsidiary in Peru entered into an agreement to borrow PEN 247,500 (approximately US $76,000 at the agreement date). The loan bears interest at a fixed rate of 6.62% per annum and matures in December 2022. Quarterly payments in the amount of PEN 9,281 (US $2,769 at December 31, 2018) are due from March 2018 through December 2019. The quarterly

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 10. Debt (Continued)

payments increase to PEN 14,438 (US $4,307 at December 31, 2018) in March 2020 through the loan's maturity in December 2022. As of December 31, 2018 and 2017, this loan had a balance of $62,761 and $76,365, respectively.

        Laureate has outstanding notes payable at a real estate subsidiary in Chile. As of December 31, 2018 and 2017, the outstanding balance on the loans was $51,700 and $67,120, respectively. The interest rates on these loans range from 3.97% to 6.20% per annum as of December 31, 2018 and from 3.96% to 6.89% per annum as of December 31, 2017. These notes were repayable in installments with the final installment due in August 2028. In February 2019, the Company elected to repay approximately $35,000 of the outstanding principal balance of these notes.

        On December 20, 2013, Laureate acquired THINK and financed a portion of the purchase price by borrowing AUD 45,000 (US $31,693 at December 31, 2018) under a syndicated facility agreement in the form of two term loans of AUD 22,500 each. The syndicated facility agreement also provided for additional borrowings of up to AUD 20,000 (US $14,086 at December 31, 2018) under a capital expenditure facility and a working capital facility. The first term loan (Facility A) had a term of five years and principal was payable in quarterly installments of AUD 1,125 (US $792 at December 31, 2018) beginning on March 31, 2014. The second term loan (Facility B) had a term of five years and the total principal balance of AUD 22,500 was payable at its maturity date of December 20, 2018. In June 2016, these loan facilities were amended and restated. As a result of this amendment and a repayment of AUD 11,000 (approximately US $8,100 at the date of payment), Facility A was amended to be a term loan of AUD 10,000 (US $7,043 at December 31, 2018), and principal was repayable in quarterly installments of AUD 833 (US $587 at December 31, 2018) beginning on September 30, 2016, with the final balance payable at its maturity date of December 20, 2018. Facility B was amended to be a revolving facility of up to AUD 15,000 (US $10,565 at December 31, 2018) and any balance outstanding was repayable at its maturity date of December 20, 2018. The capital expenditure facility and working capital facility provided for total additional borrowings of up to AUD 15,000 (US $10,565 at December 31, 2018). In October 2017, these loan facilities were further amended to provide the lender a security interest in all of the assets of Laureate's Australian operations. In addition, Facility A was converted from a term loan to a loan with a balloon payment due at maturity. In December 2018, these loan facilities were again amended to extend the maturity date from December 20, 2018 to June 30, 2020. Facility A bears interest at a variable rate plus a margin of 2.25% and Facility B bears interest at a variable rate plus a margin of 2.50%. Prior to this amendment, Facilities A and B bore interest at variable rates plus margins of 2.50% and 2.75%, respectively. The capital expenditure facility and working capital facility now provide for total additional borrowings of up to AUD 22,000 (US $15,495 as of December 31, 2018). As of December 31, 2018, the interest rates on Facility A and Facility B were 4.31% and 4.56%, respectively, and as of December 31, 2017, the interest rates on Facility A and Facility B were 4.25% and 4.50%, respectively. As of December 31, 2018 and 2017, $14,673 and $16,087, respectively, was outstanding under these loan facilities.

        Laureate acquired FMU on September 12, 2014 and financed a portion of the purchase price by borrowing amounts under two loans that totaled BRL 259,139 (approximately US $110,310 at the borrowing date). The loans require semi-annual principal payments that began at BRL 6,478 (US $1,668 at December 31, 2018) in October 2014 and increased to a maximum of BRL 22,027 (US $5,671 at December 31, 2018) beginning in October 2017 and continuing through their maturity

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 10. Debt (Continued)

dates in April 2021. As of December 31, 2018 and 2017, the outstanding balance of these loans was $28,356 and $46,438, respectively. Both loans mature on April 15, 2021 and bear interest at an annual variable rate of CDI plus 3.70% (approximately 10.10% and 10.60% at December 31, 2018 and 2017, respectively).

        On December 20, 2017, a Laureate subsidiary in Brazil entered into an agreement to borrow BRL 360,000 (approximately US $110,000 at the time of the loan). The loan is collateralized by real estate and certain trade receivables in Brazil. The loan bears interest at an annual variable rate of CDI plus 2.55% per annum (8.95% and 9.44% at December 31, 2018 and 2017, respectively) and matures on December 25, 2022. Quarterly payments in the amount of BRL 13,500 (US $3,476 at December 31, 2018) are due from March 2019 through December 2019, at which point the quarterly payments increase to BRL 22,500 (US $5,793 at December 31, 2018) from March 2020 through December 2020, then to BRL 27,000 (US $6,951 at December 31, 2018) from March 2021 through maturity in December 2022. As of December 31, 2018 and 2017, this loan had a balance of $92,690 and $108,424 respectively.

Capital Lease Obligations and Sale-Leaseback Financings

        Capital leases and sale-leaseback financings, primarily relating to real estate obligations, are included in debt and have been recorded using interest rates ranging from 1.00% to 46.80%. During 2018 and 2017, we had additions to assets and liabilities recorded as sale-leaseback financings and build-to-suit arrangements of $17,484 and $8,788, respectively. We had assets under capital leases and sale-leaseback financings, net of accumulated amortization, of $85,629 and $101,189 at December 31, 2018 and 2017, respectively. The amortization expense for capital lease assets is recorded in Depreciation and amortization expense.

        The aggregate maturities of our total future value and present value of the minimum capital lease payments and payments related to sale-leaseback financings at December 31, 2018 were as follows:

	Future Value of Payments	Interest	Present Value of Payments
2019	$22,780	$16,395	$6,385
2020	24,031	15,430	8,601
2021	25,335	14,070	11,265
2022	32,687	12,416	20,271
2023	16,318	11,248	5,070
Thereafter	92,458	24,408	68,050

Total	$213,609	$93,967	$119,642

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

        Future minimum lease payments and sublease income at December 31, 2018, by year and in the aggregate, under all noncancellable operating leases and subleases are as follows:

	Lease Payments	Sublease Income
2019	$151,795	$148
2020	142,995	44
2021	135,426	10
2022	128,441	—
2023	119,955	—
Thereafter	482,220	—

Total	$1,160,832	$202

        Included in the table above is approximately $13,000 of future minimum lease payments related to UniNorte Brazil, a subsidiary that was classified as held for sale as of December 31, 2018.

        Rent expense, net of sublease income, for all cancellable and noncancellable leases was $169,172, $170,099 and $171,215 for the years ended December 31, 2018, 2017 and 2016, respectively.

Note 12. Commitments and Contingencies

Noncontrolling Interest Holder Put Arrangements and Company Call Arrangements

        The following section provides a summary table and description of the various noncontrolling interest holder put arrangements, which relate to Discontinued Operations, that Laureate had outstanding as of December 31, 2018. Laureate has elected to accrete changes in the arrangements' redemption values over the period from the date of issuance to the earliest redemption date. The redeemable noncontrolling interests are recorded at the greater of the accreted redemption value or the traditional noncontrolling interest. Until the first exercise date, the put instruments' reported values may be lower than the final amounts that will be required to settle the minority put arrangements.

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 12. Commitments and Contingencies (Continued)

        If the minority put arrangements were all exercised at December 31, 2018, Laureate would be obligated to pay the noncontrolling interest holders an estimated amount of $12,683, as summarized in the following table:

	Nominal Currency	First Exercisable Date	Estimated Value as of December 31, 2018 redeemable within 12-months:	Reported Value
Noncontrolling interest holder put arrangements
INTI Education Holdings Sdn Bhd (Inti Holdings)—10.10%	MYR	Current	$10,609	$10,609
Pearl Retail Solutions Private Limited (Pearl)—10%	INR	Current	2,012	2,012
Stamford International University (STIU)—Puttable preferred stock of TEDCO	THB	Current	62	62

Total noncontrolling interest holder put arrangements			12,683	12,683
Puttable common stock—not currently redeemable	USD	*	—	1,713

Total redeemable noncontrolling interests and equity			$12,683	$14,396

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

Inti Holdings

        As part of the acquisition of INTI, formerly known as Future Perspective, Sdn Bhd, a higher education institution with five campuses in Malaysia, the noncontrolling interest holders of INTI had put options denominated in MYR to require the Company to purchase the remaining noncontrolling interest. As of December 31, 2018, there is one put option remaining for the holder of the 10.10% minority interest. The put option for the 10.10% noncontrolling interest holder is exercisable for the 30-day period commencing after issuance of the audited financial statements for each of the years ending December 31, 2012 through December 31, 2025. The holder may exercise his option to sell all

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 12. Commitments and Contingencies (Continued)

of his equity interest to the Company for a purchase price that is equal to defined multiples of recurring EBITDA. Purchase price multiples have been defined as eight times up to the first MYR 40,000 (approximately $9,570 at December 31, 2018) of EBITDA plus six times EBITDA above this amount. This put option expires after the 30-day period related to delivery of the 2025 audited financial statements. As of December 31, 2018, the Company recorded $10,609 for this arrangement in Redeemable noncontrolling interests and equity on its Consolidated Balance Sheet.

        As discussed in Note 4, Discontinued Operations and Assets Held for Sale, on December 11, 2017 we signed a sale purchase agreement to sell Inti Holdings, the indirect owner of INTI, and on January 17, 2019 the parties amended the sale purchase agreement. In connection with the sale purchase agreement, we entered into a separate agreement with the current minority owner of the equity of Inti Holdings relating to the purchase of the minority owner's 10.10% interest in Inti Holdings, the closing of which is a precondition to the closing of the transactions under the sale purchase agreement. The purchase of the minority owner's 10.10% interest is contingent on the sale purchase agreement being completed.

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

        On July 11, 2017, the noncontrolling interest holders of Pearl notified Laureate of their election to exercise their put option for a portion of their total noncontrolling interest, which required Laureate to purchase an additional 35% equity interest in Pearl. The purchase price for the 35% equity interest, which was agreed to by the parties, was approximately $11,400 and was paid in October 2017. The remaining 10% puttable equity interest that is still held by the minority owners is recorded at its estimated redemption value of $2,012. The call option had no impact on the Company's financial statements as of December 31, 2018.

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

        As of December 31, 2018 and 2017, $1,713 and $2,286, respectively, of contingently redeemable common stock attributable to director stockholder puts was included in Redeemable noncontrolling interests and equity on the Consolidated Balance Sheets.

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

Contingent Liabilities for Taxes, Indemnification Assets and Other

        As of December 31, 2018 and 2017, Laureate has recorded cumulative liabilities totaling $52,880 and $77,258, respectively, for taxes other-than-income tax, principally payroll-tax-related uncertainties recorded at the time of an acquisition. Included in these amounts, as of December 31, 2018 and 2017, $4,999 and $7,240, respectively, were classified as held for sale. The changes in this recorded liability are related to acquisitions, interest and penalty accruals, changes in tax laws, expirations of statutes of limitations, settlements and changes in foreign currency exchange rates. The terms of the statutes of limitations on these contingencies vary but can be up to 10 years. These liabilities were included in current and long-term liabilities on the Consolidated Balance Sheets. Changes in the recorded values of non-income tax contingencies impact operating income and interest expense, while changes in the related indemnification assets impact only operating income. The total (decreases)/increases to operating income for adjustments to non-income tax contingencies and indemnification assets were $(6,884), $2,586 and $(18,963) for the years ended December 31, 2018, 2017 and 2016, respectively.

        In addition, as of December 31, 2018 and 2017, Laureate has recorded cumulative liabilities for income tax contingencies of $64,157 and $103,189, respectively, of which $11,208 and $9,300, respectively, were classified as held for sale. Income tax contingencies are disclosed further in Note 16, Income Taxes. As of December 31, 2018 and 2017, indemnification assets primarily related to acquisition contingencies were $82,061 and $98,493, respectively, of which $476 and $935, respectively, were classified as held for sale. These indemnification assets primarily covered contingencies for income taxes and taxes other-than-income taxes. We have also recorded a receivable of approximately $19,000 from the former owner of one of our Brazil institutions which is guaranteed by future rental payments to the former owner.

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 12. Commitments and Contingencies (Continued)

        In addition, we have identified certain contingencies, primarily tax-related, that we have assessed as being reasonably possible of loss, but not probable of loss, and could have an adverse effect on the Company's results of operations if the outcomes are unfavorable. In most cases, Laureate has received indemnifications from the former owners and/or noncontrolling interest holders of the acquired businesses for contingencies, and therefore, we do not believe we will sustain an economic loss even if we are required to pay these additional amounts. In cases where we are not indemnified, the unrecorded contingencies are not individually material and are primarily in Brazil. In the aggregate, we estimate that the reasonably possible loss for these unrecorded contingencies in Brazil could be up to approximately $45,000 if the outcomes were unfavorable in all cases.

Other Loss Contingencies

        Laureate has accrued liabilities for certain civil actions against our institutions, a portion of which existed prior to our acquisition of these entities. Laureate intends to vigorously defend against these lawsuits. As of December 31, 2018 and 2017, approximately $29,000 and $18,000, respectively, of loss contingencies were included in Other long-term liabilities and Other current liabilities on the Consolidated Balance Sheets. In addition, as of December 31, 2018 and 2017, $18,000 and $4,000, respectively, of loss contingencies were classified as liabilities held for sale. The increase is partially due to loss contingencies recorded as a result of the sale of LEILY in China January 2018, as discussed in Note 6, Dispositions and Asset Sales. Under the arrangements for the sale of LEILY, we have indemnified the purchaser against liabilities which may arise from certain claims. Also contributing to the increase in 2018 are loss contingencies in the Brazil segment for which we are indemnified by the former owner and have recorded a corresponding indemnification asset.

Material Guarantees—Student Financing

        The accredited Chilean institutions in the Laureate network participate in a government-sponsored student financing program known as Crédito con Aval del Estado (the CAE Program). The CAE Program was formally implemented by the Chilean government in 2006 to promote higher education in Chile for lower socio-economic level students in good academic standing. The CAE Program involves tuition financing and guarantees that are provided by our institutions and the government. As part of the CAE Program, these institutions provide guarantees which result in contingent liabilities to third-party financing institutions, beginning at 90% of the tuition loans made directly to qualified students enrolled through the CAE Program and declining to 60% over time. The guarantees by these institutions are in effect during the period in which the student is enrolled, and the guarantees are assumed entirely by the government upon the student's graduation. When a student leaves one of Laureate's institutions and enrolls in another CAE-qualified institution, the Laureate institution will remain guarantor of the tuition loans that have been granted up to the date of transfer, and until the student's graduation from a CAE-qualified institution. The maximum potential amount of payments our institutions could be required to make under the CAE Program was approximately $499,000 and $527,000 at December 31, 2018 and 2017, respectively. This maximum potential amount assumes that all students in the CAE Program do not graduate, so that our guarantee would not be assigned to the government, and that all students default on the full amount of the CAE-qualified loan balances. As of December 31, 2018 and 2017, we recorded $28,254 and $27,073, respectively, as estimated long-term guarantee liabilities for these obligations.

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

        In connection with the purchase of FMU on September 12, 2014, Laureate pledged 75% of the acquired shares to third-party lenders as a guarantee of our payment obligations under the loans that financed a portion of the purchase price. Laureate pledged the remaining 25% of the acquired shares to the sellers as a guarantee of our payment obligations under the purchase agreement for the seller notes. After the payment of the seller notes in September 2017, as discussed in Note 7, Due to Shareholders of Acquired Companies, the shares pledged to the sellers were pledged to the third-party lenders until full payment of the loans, which mature in April 2021. In the event that we default on payment of the loans, the purchase agreement provides for a forfeiture of the relevant pledged shares.

        In connection with a loan agreement entered into by a Laureate subsidiary in Peru, all of the shares of UPN Peru, one of our universities, were pledged to the third-party lender as a guarantee of the payment obligations under the loan.

Standby Letters of Credit, Surety Bonds and Other Commitments

        As of December 31, 2018 and 2017, Laureate's outstanding letters of credit (LOCs) and surety bonds primarily consisted of the items discussed below.

        As of December 31, 2018 and 2017, we had approximately $139,000 and $136,900, respectively, posted as LOCs in favor of the DOE. These LOCs were required to allow Walden, NewSchool, St. Augustine and, in 2017, Kendall to participate in the DOE Title IV program. These LOCs are recorded on Walden and a corporate entity and are fully collateralized with cash equivalents and certificates of deposit, which are classified as Restricted cash on our December 31, 2018 and 2017 Consolidated Balance Sheets.

        As of December 31, 2018 and 2017, we had approximately $5,700 and $39,500, respectively, posted as cash collateral for LOCs related to the Spain Tax Audits, which was recorded in Continuing Operations and classified as Restricted cash on our Consolidated Balance Sheets. As discussed in Note 16, Income Taxes, during the first quarter of 2018, the Company made payments to the Spanish Tax Authorities (STA) totaling approximately EUR 29,600 (approximately $33,800 at December 31, 2018) in order to reduce the amount of future interest that could be incurred as the appeals process continues. The payments were made using the restricted cash that collateralized the letters of credit and reduced the liability that had been recorded for this income tax contingency. The cash collateral

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 12. Commitments and Contingencies (Continued)

balance posted as of December 31, 2018 is related to the final assessment issued by the STA in October 2018 for the 2011 to 2013 tax audit period.

        As part of our normal operations, our insurers issue surety bonds on our behalf, as required by various state education authorities in the United States. We are obligated to reimburse our insurers for any payments made by the insurers under the surety bonds. As of December 31, 2018 and 2017, the total face amount of these surety bonds was $22,204 and $13,980, respectively. These bonds are fully collateralized with cash, which is classified as Restricted cash on our December 31, 2018 Consolidated Balance Sheet.

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

        Laureate's financing receivables balances were as follows:

	December 31, 2018	December 31, 2017
Financing receivables	$16,531	$20,380
Allowance for doubtful accounts	(6,395)	(6,472)

Financing receivables, net of allowances	$10,136	$13,908

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

	Chile	Other	Total
As of December 31, 2018
Amounts past due less than one year	$7,618	$644	$8,262
Amounts past due one year or greater	2,879	192	3,071

Total past due (on non-accrual status)	10,497	836	11,333
Not past due	4,980	218	5,198

Total financing receivables	$15,477	$1,054	$16,531

As of December 31, 2017
Amounts past due less than one year	$6,800	$921	$7,721
Amounts past due one year or greater	3,551	201	3,752

Total past due (on non-accrual status)	10,351	1,122	11,473
Not past due	8,494	413	8,907

Total financing receivables	$18,845	$1,535	$20,380

        The following is a rollforward of the Allowance for doubtful accounts related to financing receivables for the years ended December 31, 2018, 2017, and 2016, grouped by country portfolio:

	Chile	Other	Total
Balance at December 31, 2015	$(7,240)	$(862)	$(8,102)
Charge-offs	4,631	110	4,741
Recoveries	—	(90)	(90)
Provision	(3,304)	(54)	(3,358)
Currency adjustments	(296)	19	(277)

Balance at December 31, 2016	$(6,209)	$(877)	$(7,086)

Charge-offs	1,910	328	2,238
Recoveries	(24)	—	(24)
Provision	(1,309)	221	(1,088)
Currency adjustments	(475)	(37)	(512)

Balance at December 31, 2017	$(6,107)	$(365)	$(6,472)

Charge-offs	1,428	54	1,482
Recoveries	(675)	—	(675)
Provision	(1,424)	17	(1,407)
Currency adjustments	670	7	677

Balance at December 31, 2018	$(6,108)	$(287)	$(6,395)

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

        The number of financing receivable accounts and the pre- and post-modification account balances modified under the terms of a TDR during the years ended December 31, 2018, 2017 and 2016 were as follows:

	Number of Financing Receivable Accounts	Pre-Modification Balance Outstanding	Post-Modification Balance Outstanding
2018	469	$1,405	$1,308
2017	446	$2,319	$2,109
2016	676	$3,665	$3,165
        The preceding table represents accounts modified under the terms of a TDR during the year ended December 31, 2018, whereas the following table represents accounts modified as a TDR between January 1, 2017 and December 31, 2018 that defaulted during the year ended December 31, 2018:

	Number of Financing Receivable Accounts	Balance at Default
Total	143	$487

        The following table represents accounts modified as a TDR between January 1, 2016 and December 31, 2017 that defaulted during the year ended December 31, 2017:

	Number of Financing Receivable Accounts	Balance at Default
Total	200	$890

        The following table represents accounts modified as a TDR between January 1, 2015 and December 31, 2016 that defaulted during the year ended December 31, 2016:

	Number of Financing Receivable Accounts	Balance at Default
Total	360	$1,352

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 14. Share-based Compensation and Equity

        Share-based compensation expense was as follows:

For the years ended December 31,	2018	2017	2016
Continuing operations
Stock options, net of estimated forfeitures	$(3,026)	$48,601	$25,008
Restricted stock awards	12,764	13,243	10,106

Total non-cash stock compensation	9,738	61,844	35,114
Deferred compensation arrangement	—	—	738

Total continuing operations	$9,738	$61,844	$35,852
Discontinued operations
Share-based compensation expense for discontinued operations	1,053	2,944	2,957

Total continuing and discontinued operations	$10,791	$64,788	$38,809

        The negative stock options expense in 2018 relates to the reversal of expense for a change in estimate related to certain performance-based stock option awards where the performance target became improbable of achievement, as well as the correction of an immaterial error recorded in the prior year.

2007 Stock Incentive Plan

        In August 2007, Laureate's Board of Directors (the Board) approved the Laureate Education, Inc. 2007 Stock Incentive Plan (2007 Plan). The total shares authorized under the 2007 Plan were 9,232. Shares that were forfeited, terminated, canceled, allowed to expire unexercised, withheld to satisfy tax withholding, or repurchased were available for re-issuance. Any awards that were not vested upon termination of employment for any reason were forfeited. Upon voluntary or involuntary termination without cause (including death or disability), the grantee (or the estate) has a specified period of time after termination to exercise options vested on or prior to termination. The 2007 Plan's restricted stock awards have a claw-back feature whereby all vested shares, or the gross proceeds from the sale of those shares, must be returned to Laureate for no consideration if the employee does not abide by the agreed-upon restrictive covenants such as covenants not to compete and covenants not to solicit. As of December 31, 2018 and 2017, all outstanding awards that were granted under the 2007 Plan are fully vested.

Stock Options Under 2007 Plan

        Stock option awards under the 2007 Plan have a contractual life of 10 years and were granted with an exercise price equal to the fair market value of Laureate's stock at the date of grant. Our option agreements generally divided each option grant equally into options that were subject to time-based vesting (Time Options) and options that were eligible for vesting based on achieving pre-determined performance targets (Performance Options). The Time Options generally vested ratably on the first through fifth grant date anniversary. The Performance Options were divided into tranches and were eligible to vest annually upon the Board's determination that Laureate has attained the performance targets.

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 14. Share-based Compensation and Equity (Continued)

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

2013 Long-Term Incentive Plan

        On June 13, 2013, the Board approved the Laureate Education, Inc. 2013 Long-Term Incentive Plan (2013 Plan), as a successor plan to Laureate's 2007 Plan. The 2013 Plan became effective in June 2013, following approval by the stockholders of Laureate. No awards have been made under the 2007 Plan since the 2013 Plan has been effective. Under the 2013 Plan, the Company may grant stock options, stock appreciation rights, unrestricted common stock or restricted stock (collectively, "stock awards"), unrestricted stock units or restricted stock units, and other stock-based awards, to eligible individuals on the terms and subject to the conditions set forth in the 2013 Plan. As of the effective date, the total number of shares of common stock issuable under the 2013 Plan were 7,521, which is equal to the sum of (i) 7,074 shares plus (ii) 447 shares of common stock that were still available for issuance under Laureate's 2007 Plan. In September 2015, the Board and Shareholders approved an amendment to increase the total number of shares of common stock issuable under the 2013 Plan by 1,219, and in December 2016, the Board and Shareholders approved an amendment to increase the total number of shares of common stock issuable under the 2013 Plan by 3,884. Shares that are forfeited, terminated, canceled, allowed to expire unexercised, withheld to satisfy tax withholding, or repurchased are available for re-issuance. Any awards that have not vested upon termination of employment for any reason are forfeited. Holders of restricted stock shall have all of the rights of a stockholder of common stock including, without limitation, the right to vote and the right to receive dividends. However, dividends declared payable on performance-based restricted stock shall be subjected to forfeiture at least until achievement of the applicable performance target related to such shares of restricted stock. Any accrued but unpaid dividends on unvested restricted stock shall be forfeited upon termination of employment. Holders of stock units do not have any rights of a stockholder of common stock and are not entitled to receive dividends. All awards outstanding under the 2013 Plan terminate upon the liquidation, dissolution or winding up of Laureate.

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

(Dollars and shares in thousands)

Note 14. Share-based Compensation and Equity (Continued)

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

Stock Options Under 2013 Plan

        Stock option awards under the 2013 Plan generally have a contractual term of 10 years and are granted with an exercise price equal to or greater than the fair market value of Laureate's stock at the date of grant. These options typically vest over a period of five or three years. Of the options granted in 2018, 2017 and 2016, 690, 4,038 and 254, respectively, are Time Options and the remainder are Performance Options. The Performance Options granted under the 2013 Plan are eligible for vesting based on achieving annual pre-determined Equity Value performance targets or Adjusted EBITDA targets, as defined in the plan, and the continued service of the employee. Some of the performance-based awards include a catch-up provision, allowing the grantee to vest in any year in which a target is missed if a following year's target is achieved as long as the following year is within eight years from the grant date.

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

(Dollars and shares in thousands)

Note 14. Share-based Compensation and Equity (Continued)

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

Amendment to 2013 Long-Term Incentive Plan

        On June 19, 2017, the Board approved, subject to stockholder approval, an amendment and restatement of the 2013 Plan. Among other things, the amendment (i) increases the number of shares of Class A common stock that may be issued pursuant to awards under the 2013 Plan to 14,714; (ii) adds performance metrics, the ability to grant cash awards, and annual limits on grants, intended to qualify awards as performance-based awards that are not subject to certain limits on tax deductibility of compensation payable to certain executives; and (iii) extends the term of the 2013 Plan to June 18, 2027, the day before the 10th anniversary of the date of adoption of the amendment. On June 19, 2017, the holder of the majority of the voting power of the Company's outstanding stock (the Majority Holder) approved by written consent the amended and restated 2013 Plan and it became effective.

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

(Dollars and shares in thousands)

Note 14. Share-based Compensation and Equity (Continued)

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

Stock Option Activity for 2007 and 2013 Plans

        The following tables summarize the stock option activity and the assumptions used to record the related share-based compensation expense for the years ended December 31, 2018, 2017 and 2016:

	2018			2017			2016
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1	9,903	$19.30	$—	10,928	$21.81	$4,350	11,427	$26.12	$20,339
Granted	717	$14.27		4,283	$19.01		303	$23.29
Exercised	—	$—	$—	—	$—	$—	(245)	$19.57	$899
Forfeited or expired	(1,600)	$19.92		(5,308)	$18.34		(557)	$23.78
Outstanding at December 31	9,020	$18.79	$744	9,903	$19.30	$—	10,928	$21.81	$4,350
Exercisable at December 31	7,878	$19.11	$265	8,606	$19.38	$—	9,004	$21.48	$4,350
Vested and expected to vest	8,990	$18.80	$722	9,847	$19.31	$—	10,790	$21.79	$4,350

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 14. Share-based Compensation and Equity (Continued)

	Options Outstanding		Options Exercisable
		Weighted Average Remaining Contractual Terms (Years)		Weighted Average Remaining Contractual Terms (Years)
					Assumption Range*
Exercise Prices	Number of Shares		Number of Shares		Risk-Free Interest Rate	Expected Terms in Years	Expected Volatility
Year Ended December 31, 2018
$13.97 - $15.55	674	8.31	250	7.98	1.81% - 3.05%	3.25 - 5.91	49.98% - 64.18%
$17.00 - $19.56	5,730	3.69	5,013	3.50	0.49% - 2.94%	2.60 - 10.00	36.04% - 69.74%
$21.00 - $21.52	1,917	1.39	1,916	1.39	0.68% - 2.60%	2.92 - 6.52	38.16% - 69.74%
$22.32 - $31.92	699	2.53	699	2.53	0.60% - 2.93%	4.00 - 6.52	36.93% - 53.80%
Year Ended December 31, 2017
$14.58 - $19.56	6,500	4.58	5,549	4.22	0.33% - 3.31%	2.03 - 10.00	32.18% - 69.74%
$21.00 - $21.28	693	2.18	347	0.66	0.43% - 3.60%	2.11 - 6.67	33.24% - 57.79%
$21.32 - $21.52	1,776	2.14	1,776	2.14	0.68% - 2.61%	3.38 - 6.55	38.16% - 69.74%
$21.68 - $22.32	221	1.94	221	1.94	0.57% - 3.03%	2.18 - 6.52	36.78% - 52.47%
$22.88 - $31.92	713	3.76	713	3.76	0.73% - 2.86%	4.00 - 6.52	39.03% - 53.80%
Year Ended December 31, 2016
$18.36 - $19.56	3,601	0.80	3,601	0.80	0.32% - 4.20%	1.90 - 6.95	26.85% - 52.47%
$20.16 - $21.28	353	1.66	353	1.66	0.42% - 3.60%	2.11 - 6.52	33.24% - 52.47%
$21.48 - $21.52	438	3.81	438	3.81	0.68% - 2.63%	3.38 - 6.58	38.16% - 52.47%
$21.68 - $22.32	320	3.10	320	3.10	0.57% - 3.03%	2.18 - 6.52	36.78% - 52.47%
$22.40 - $31.92	6,216	7.07	4,291	6.71	0.73% - 2.86%	4.00 - 7.12	39.03% - 58.84%

*
The expected dividend yield is zero for all options in all years.

        The weighted-average estimated fair value of stock options granted was $7.67, $7.84, and $12.03 per share for the years ended December 31, 2018, 2017 and 2016, respectively.

        As of December 31, 2018, Laureate had $5,443 of unrecognized share-based compensation costs related to stock options outstanding. Of the total unrecognized cost, $5,426 relates to Time Options and $17 relates to Performance Options. The unrecognized Time Options expense is expected to be recognized over a weighted-average expense period of 1.3 years.

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 14. Share-based Compensation and Equity (Continued)

Non-Vested Restricted Stock and Restricted Stock Units

        The following table summarizes the non-vested restricted stock and restricted stock units activity for the years ended December 31, 2018, 2017 and 2016:

	2018		2017		2016
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1	1,650	$19.74	1,038	$25.97	865	$29.60
Granted	1,306	$14.11	1,337	$16.65	655	$23.27
Vested	(853)	$21.66	(328)	$22.35	(386)	$29.36
Forfeited	(208)	$17.41	(397)	$23.33	(96)	$26.51

Non-vested at December 31	1,895	$15.31	1,650	$19.74	1,038	$25.97

        Restricted stock units granted under the 2013 Plan consist of time-based restricted stock units (RSU), performance-based restricted stock units (PSU) and market condition-based restricted stock units with various vesting periods over the next three to five years. PSUs are eligible to vest annually upon the Board's determination that the annual performance targets are met. The performance targets are the same as for Performance Options, as defined in the 2013 Plan except for targets set for certain PSUs granted in 2016. The vesting percentage for those PSUs is based on LEI's attainment of a performance level: threshold, target, maximum or a percentage between the "Threshold" and "Target; Maximum" which is determined by linear interpolation, provided that continued employment is required through the date the attainment of target is approved by the Compensation Committee. The PSUs granted from 2013 to February 2016 include a catch-up provision, allowing the grantee to vest in any year in which a target is missed if a following year's target is obtained as long as the following year is within eight years from the grant date. During the fourth quarter of 2017, Laureate granted a small number of restricted stock units where vesting is based on the fulfillment of both a service condition and the achievement of a Laureate stock price hurdle during the performance period, which is considered to be a market condition.

        The fair value of the non-vested restricted stock awards in the table above is measured using the fair value of Laureate's common stock on the date of grant or the most recent modification date whichever is later.

        As of December 31, 2018, unrecognized share-based compensation expense related to non-vested restricted stock and restricted stock unit awards was $11,485. Of the total unrecognized cost, $6,299 relates to time-based RSUs, $4,774 relates to PSUs and $412 related to market-condition-based restricted stock units. This unrecognized expense for time-based restricted stock and restricted stock units will be recognized over a weighted-average expense period of 1.8 years.

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 14. Share-based Compensation and Equity (Continued)

Other Stockholders' Equity Transactions

Series A Convertible Redeemable Preferred Stock

        In December 2016 and January 2017, the Company issued an aggregate of 400 shares of convertible redeemable preferred stock (the Series A Preferred Stock) for total gross proceeds of $400,000. The Series A Preferred Stock included a Beneficial Conversion Feature (BCF) that was contingent on a qualified IPO (as defined in the Certificate of Designations governing the terms of the Series A Preferred Stock), which was consummated on February 6, 2017. Accordingly, during the first quarter of 2017, the Company recorded the BCF at its estimated fair value as a reduction of the carrying value of the Series A Preferred Stock and an increase to Additional paid-in capital. The accretion of this BCF and dividends on the Series A Preferred Stock reduced net income available to common stockholders in the calculation of earnings per share, as shown in Note 17, Earnings (Loss) Per Share. The total BCF of $265,368 was accreted using a constant yield approach over a one-year period. For the years ended December 31, 2018, 2017 and 2016, we recorded total accretion on the Series A Preferred Stock of $61,974, $292,450, and $1,719, respectively, and, as of December 31, 2017, the Series A Preferred Stock had a carrying value of $400,276.

        On April 23, 2018, all of the issued and outstanding shares of the Series A Preferred Stock were converted into 36,143 shares of the Company's Class A common stock, par value $0.004 per share. This conversion was treated as a redemption for accounting purposes and resulted in an increase in Additional paid-in capital upon reclassification of the carrying value of the Series A Preferred Stock. A portion of the fair value of the shares of Class A common stock issued to redeem the Series A Preferred Stock was allocated to the BCF contained in the Series A Preferred Stock. The difference between the remaining fair value of the shares of Class A common stock issued, the carrying value of the Series A Preferred Stock and fair value of the embedded derivatives resulted in a gain of $74,110, which was recorded as Additional paid-in capital but included in income available to common stockholders in the calculation of earnings per share.

Secondary Offering

        In November 2018, Wengen, our controlling stockholder, converted 14,088 owned shares of the Company's Class B common stock into an equal number of shares of the Company's Class A common stock and sold the 14,088 shares of Class A common stock to the public at a price of $14.00 per share, prior to underwriting discounts and commissions. Wengen received all of the net proceeds from this offering and no shares of Class A common stock were sold by the Company. In the secondary offering, KKR Capital Markets, an affiliate of KKR who in turn is an affiliate of Wengen, bought approximately 757 shares of Class A common stock.

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

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 15. Derivative Instruments (Continued)

        The reported fair values of our derivatives, which are classified in Derivative instruments on our Consolidated Balance Sheets, were as follows:

	December 31, 2018	December 31, 2017
Derivatives designated as hedging instruments:
Long-term assets:
Interest rate swaps	$—	$6,046
Net investment cross currency swaps	3,259	—
Long-term liabilities:
Net investment cross currency swaps	—	1,451
Derivatives not designated as hedging instruments:
Long-term assets:
Contingent redemption features—Series A Preferred Stock	—	42,140
Current liabilities:
Interest rate swaps	—	179
Cross currency swaps	4,021	4,279
Long-term liabilities:
Cross currency and interest rate swaps	6,656	7,939

Total derivative instrument assets	$3,259	$48,186

Total derivative instrument liabilities	$10,677	$13,848

Derivatives Designated as Hedging Instruments

Cash Flow Hedge—2024 Term Loan Interest Rate Swaps

        In May 2017, Laureate entered into, and designated as cash flow hedges, four pay-fixed, receive-floating amortizing interest rate swaps with notional amounts of $100,000, $100,000, $200,000 and $300,000, respectively. These notional amounts match the corresponding principal of the 2024 Term Loan borrowings of which these swaps are effectively hedging the interest payments. As such, the notional values amortize annually based on the terms of the agreements to match the principal borrowings as they are repaid. Refer to Note 10, Debt, for further information regarding the underlying borrowings. These swaps effectively fix the floating interest rate on the term loan to reduce exposure to variability in cash flows attributable to changes in the USD-LIBOR-BBA swap rate. All four swaps had an effective date of May 31, 2017 and would have matured on May 31, 2022; however, on August 21, 2018 Laureate fully settled these swaps. The cash received at settlement from the swap counterparties was $14,117. The decrease of $1,172 from the derivative asset's recorded fair value at June 30, 2018 and the fair value at settlement was also deferred into AOCI and will be ratably reclassified into income through Interest expense over the remaining maturity period of the 2024 Term Loans. Prior to settlement of the swaps, they were determined to be 100% effective; therefore, the amount of gain or loss recognized in income on the ineffective portion was $0. During the next 12 months, approximately $4,900 is expected to be reclassified from AOCI into income. The unamortized balance at December 31, 2018 is $11,818. As of December 31, 2017, these swaps had an estimated fair value of $6,046, which was recorded in Derivative instruments as a long-term asset.

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 15. Derivative Instruments (Continued)

Net Investment Hedge—Cross Currency Swaps

        In December 2017, Laureate entered into two EUR-USD cross currency swaps (net investment hedges) to hedge the foreign currency exchange volatility on operations of our Euro functional currency subsidiaries and better match our cash flows with the currencies in which our debt obligations are denominated. Both swaps have an effective date of December 22, 2017 and a maturity date of November 2, 2020, and were designated at inception as effective net investment hedges. At maturity on the first swap Laureate will deliver the notional amount of EUR 50,000 and receive USD $59,210 at an implied exchange rate of 1.1842. At maturity on the second swap Laureate will deliver the notional amount of EUR 50,000 and receive USD $59,360 at an implied exchange rate of 1.1872. Semiannually until maturity, Laureate is obligated to pay 5.63% and receive 8.25% on EUR 50,000 and USD $59,210, respectively, on the first swap and pay 5.6675% and receive 8.25% on EUR 50,000 and USD $59,360, respectively, on the second swap. The swaps are determined to be 100% effective; therefore, the amount of gain or loss recognized in income on the ineffective portion of derivative instruments designated as hedging instruments was $0. As of December 31, 2018 and December 31, 2017, these swaps had an estimated fair value of $3,259 and $1,451, respectively, which was recorded in Derivative Instruments as a long-term asset at December 31, 2018 and a long-term liability at December 31, 2017.

        The table below shows the total recorded unrealized gain (loss) in Comprehensive income (loss) for the derivatives designated as hedging instruments. The impact of these derivative instruments on Comprehensive income (loss), Interest expense and AOCI for the years ended December 31, 2018, 2017 and 2016 were as follows:

	Gain (Loss) Recognized in Comprehensive Income (Effective Portion)				Gain (Loss) Reclassified from AOCI to Income (Effective Portion)
				Income Statement Location
	2018	2017	2016		2018	2017	2016
Interest rate swaps	$5,772	$11,264	$8,032	Interest expense	$2,446	$(7,584)	$(10,660)
Net investment cross currency swaps	7,937	(1,389)	—	N/A	—	—	—

Total	$13,709	$9,875	$8,032		$2,446	$(7,584)	$(10,660)

Derivatives Not Designated as Hedging Instruments

Derivatives related to Series A Preferred Stock Offering

        Laureate identified several embedded derivatives associated with the issuance of the Series A Preferred Stock that is discussed in Note 14, Share-based Compensation and Equity. The embedded derivatives were related to certain contingent redemption features of the Series A Preferred Stock. As of December 31, 2017, the estimated fair value of these derivatives was $42,140, which was recorded in Derivative instruments as a long-term asset on the Consolidated Balance Sheet. These derivatives were not designated as hedges for accounting purposes thus the changes in estimated fair value were recognized as a component of earnings. The Series A Preferred Stock was converted into Class A common stock on April 23, 2018. The estimated fair value of these derivatives at the conversion date

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 15. Derivative Instruments (Continued)

was approximately $140,300; accordingly, the derivative assets were recorded at their estimated fair values through a corresponding gain on derivatives, a component of non-operating income. The increase in fair value of the derivatives can be attributed to the use of the Monte Carlo Simulation Method to value the derivatives prior to the April 23, 2018 conversion date, when the probability of conversion increased to 100% and the valuation inputs became definitive. In connection with the conversion of the Series A Preferred Stock into Class A common stock, the carrying value of the derivative assets was reclassified into equity in April 2018.

THINK Interest Rate Swaps

        On January 31, 2014, as a required term of a syndicated facility agreement entered into by Laureate to acquire THINK, Laureate executed an interest rate swap agreement that effectively fixed an interest rate on an existing variable-rate borrowing. This interest rate swap was not designated as a hedge for accounting purposes and the swap matured on December 20, 2018. It had an estimated fair value of $179 at December 31, 2017, which was recorded in Derivative instruments as a current liability.

EUR to USD Foreign Currency Swaps

        In December 2018, Laureate entered into two EUR to USD swap agreements in connection with the signing of the sale agreement for the Spain Companies and the Portugal Company, as discussed in Note 4, Discontinued Operations and Assets Held for Sale. The purpose of the swaps is to mitigate the risk of foreign currency exposure on the sale proceeds. The first swap is deal contingent, with the settlement date occurring on the second business day following the completion of the sale. On the settlement date, Laureate will deliver the notional amount of EUR 275,000 and will receive an amount in USD equal to the notional amount multiplied by the contract rate of exchange at the settlement date. The contract rate of exchange has a possible range of 1.13355 - 1.1439 USD/1 EUR. The second swap is a put/call option with a maturity date of April 8, 2019. Laureate can put the notional amount of EUR 275,000 and call the USD amount of $310,750 at an exchange rate of 1.13. Neither of the swaps were designated as hedges for accounting purposes, and had an aggregate estimated fair value of $4,021 as of December 31, 2018, which was recorded in Derivative instruments as a current liability through a charge to unrealized loss on derivatives.

        In December 2017, Laureate entered into a total of six EUR to USD forward exchange swap agreements in connection with the sale of EUC and Laureate Italy, as discussed in Note 6, Dispositions and Asset Sales. The purpose of the swaps was to mitigate the risk of foreign currency exposure on the sale proceeds. The swaps had an aggregate notional amount of EUR 200,000 and matured on January 16, 2018, resulting in a total realized loss on derivatives of $9,960. The swaps were not designated as hedges for accounting purposes. These swaps had an estimated fair value of $4,279 at December 31, 2017, which was recorded in Derivative instruments as a current liability.

CLP to Unidad de Fomento (UF) Cross Currency and Interest Rate Swaps

        The cross currency and interest rate swap agreements are intended to provide a better correlation between our debt obligations and operating currencies. In 2010, one of our subsidiaries in Chile entered into four cross currency and interest rate swap agreements. One of the swaps matures on December 1, 2024, and the remaining three mature on July 1, 2025 (the CLP to UF cross currency and

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 15. Derivative Instruments (Continued)

interest rate swaps). The UF is a Chilean inflation-adjusted unit of account. The four swaps have an aggregate notional amount of approximately $31,000, and convert CLP-denominated, floating-rate debt to fixed-rate UF-denominated debt. The CLP to UF cross currency and interest rate swaps were not designated as hedges for accounting purposes. As of December 31, 2018 and December 31, 2017, these swaps were in a liability position and had an estimated fair value of $6,656 and $7,939, respectively. In February 2019, the Company elected to settle these swaps.

        Components of the reported Gain (loss) on derivatives not designated as hedging instruments in the Consolidated Statements of Operations were as follows:

For the years ended December 31,	2018	2017	2016
Unrealized (Loss) Gain
Contingent redemption features—Series A Preferred	$(42,140)	$33,294	$1,735
Cross currency and interest rate swaps	750	(4,191)	(873)
Interest rate swaps	173	175	84

	(41,217)	29,278	946
Realized Gain (Loss)
Contingent redemption features—Series A Preferred	140,320	—	—
Cross currency and interest rate swaps	(10,811)	(622)	(6,811)
Interest rate swaps	—	—	(219)

	129,509	(622)	(7,030)
Total Gain (Loss)
Contingent redemption features—Series A Preferred	98,180	33,294	1,735
Cross currency and interest rate swaps	(10,061)	(4,813)	(7,684)
Interest rate swaps	173	175	(135)

Gain (loss) on derivatives, net	$88,292	$28,656	$(6,084)

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

Credit Risk and Credit-Risk-Related Contingent Features

        Laureate's derivatives expose us to credit risk to the extent that the counterparty may possibly fail to perform its contractual obligation. The amount of our credit risk exposure is equal to the fair value of the derivative when any of the derivatives are in a net gain position. As of December 31, 2018 and December 31, 2017, the estimated fair values of derivatives in a gain position were $3,259 and $48,186, respectively; however the December 31, 2017 carrying value relates primarily to the redemption rights of the holders of the Series A Preferred Stock, which did not expose us to credit risk. Our counterparty credit risk is currently limited to the net investment hedges, with an aggregate fair value in a gain position of $3,259 as of December 31, 2018.

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 15. Derivative Instruments (Continued)

        Laureate has limited its credit risk by only entering into derivative transactions with highly rated major financial institutions. We have not entered into collateral agreements with our derivatives' counterparties. At December 31, 2018, one institution which was rated A1, one institution which was rated A2 and one institution which was rated A3 by the global rating agency of Moody's Investors Service accounted for all of Laureate's derivative credit risk exposure.

        Laureate's agreements with certain of its derivative counterparties contain a provision under which we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to a default on the indebtedness. As of December 31, 2018 and December 31, 2017, we had not breached any default provisions and had not posted any collateral related to these agreements. If we had breached any of these provisions, we could have been required to settle the obligations under the derivative agreements for an amount that, at a maximum, we believe would approximate their estimated fair value of $10,677 as of December 31, 2018 and $13,848 as of December 31, 2017.

Note 16. Income Taxes

        Significant components of the Income tax (expense) benefit on earnings from continuing operations were as follows:

For the years ended December 31,	2018	2017	2016
Current:
United States	$(32,861)	$28,091	$2,285
Foreign	(92,275)	(99,127)	(69,609)
State	(262)	(400)	(166)

Total current	(125,398)	(71,436)	(67,490)
Deferred:
United States	10,536	124,043	(2,226)
Foreign	(18,137)	27,216	32,786
State	(161)	11,485	2,490

Total deferred	(7,762)	162,744	33,050

Total income tax (expense) benefit	$(133,160)	$91,308	$(34,440)

        For the years ended December 31, 2018, 2017 and 2016, foreign income from continuing operations before income taxes was $671,491, $252,448 and $879,257, respectively. For the years ended December 31, 2018, 2017 and 2016, domestic loss from continuing operations before income taxes was $543,059, $323,070 and $512,167, respectively.

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 16. Income Taxes (Continued)

        Significant components of deferred tax assets and liabilities arising from continuing operations were as follows:

December 31,	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$597,286	$674,088
Depreciation	81,999	99,455
Deferred revenue	56,004	56,651
Allowance for doubtful accounts	21,413	25,525
Deferred compensation	30,818	42,684
Unrealized loss	74,972	56,857
Nondeductible reserves	41,160	40,001
Interest	17,652	17,457
Other	—	923

Total deferred tax assets	921,304	1,013,641
Deferred tax liabilities:
Investment in subsidiaries	97,208	101,437
Amortization of intangible assets	253,147	295,410
Other	1,829	—

Total deferred tax liabilities	352,184	396,847
Net deferred tax assets	569,120	616,794
Valuation allowance for net deferred tax assets	(650,191)	(711,767)

Net deferred tax liabilities	$(81,071)	$(94,973)

        The Tax Cuts & Jobs Act (TCJA) was enacted in December 2017. Among other provisions, the TCJA reduced the U.S. federal corporate tax rate from 35% to 21% beginning in 2018, required companies to pay a one-time transition tax on previously unremitted earnings of non-U.S. subsidiaries that were previously tax deferred and creates new taxes on certain foreign-sourced earnings. The SEC staff issued Staff Accounting Bulletin (SAB) 118, which provides guidance on accounting for enactment effects of the TCJA. SAB 118 provided a measurement period of up to one year from the TCJA's enactment date for companies to complete their accounting under ASC 740. In accordance with SAB 118, to the extent that a company's accounting for certain income tax effects of the TCJA was incomplete but it was able to determine a reasonable estimate, it must record a provisional estimate in its financial statements. If a company could not determine a provisional estimate to be included in its financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the TCJA. With the expiration of SAB118, Laureate's provisional estimates are now final. With the exception of an immaterial adjustment to the transition tax and its offsetting effects with certain valuation allowances, there were no changes to the provisional amounts or assertions.

        In connection with Laureate's initial analysis of the impact of the enactment of the TCJA, the Company recorded a net tax benefit of $135,700 in the fourth quarter of 2017. Of this amount, $82,400 related to the rate change and $53,300 related to the valuation allowance release, net of rate

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 16. Income Taxes (Continued)

adjustment, on the deferred tax assets other than net operating loss carryforwards (NOLs) that, when realized, may become indefinite-lived NOLs. In 2018, we made adjustments to line items within the 2017 rate reconciliation of approximately $3,600 in connection with the allocation of the effects of the TCJA to entities in discontinued operations. Laureate has completed its accounting for the income tax effects of the TCJA, several of which are detailed immediately below.

        Transition tax: The transition tax is a tax on previously untaxed accumulated and current earnings and profits (E&P) at December 31, 2017 of certain of the Company's non-U.S. subsidiaries. To determine the amount of the transition tax, Laureate determined, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. Laureate was able to make a reasonable estimate of the transition tax and recorded a provisional obligation resulting in additional tax expense of $149,800 in the fourth quarter of 2017. However, Laureate was able to offset this liability with current year losses and, under alternative minimum tax, up to 90% of the remaining liability, with pre-2017 net operating losses, resulting in a net liability of $3,200. Additionally, the TCJA repeals the corporate alternative minimum tax prospectively. Thus, Laureate recorded a deferred tax asset for an amount equal to the payable under the alternative minimum tax, resulting in no net income tax expense related to the transition tax. During the fourth quarter of 2018, Laureate updated the calculation of the transition tax for the income tax return filing and made adjustments to the 2017 amounts in connection with the allocation of the effects of the TCJA to entities in discontinued operations.

        Remeasurement of deferred tax assets/liabilities: Laureate remeasured certain deferred tax assets and liabilities in the fourth quarter of 2017 based on the rates at which they are expected to reverse in the future, which is generally 21% under the TCJA, and recorded a tax benefit in the amount of $82,400. Additionally, Laureate recorded a tax benefit in the fourth quarter of 2017 related to the valuation allowance release, net of rate adjustment, on the deferred tax assets other than NOLs that, when realized, will become indefinite-lived NOLs in the amount of $53,300. Laureate has analyzed certain aspects of the TCJA, including state conformity, considering additional technical guidance, and refining its calculations, which affected the measurement of these balances or gave rise to new deferred tax amounts. The blended state tax rates for the U.S., 6.63% (current) and 6.61% (deferred), are calculated using the apportionment percentages from our most recently filed tax returns (2017) and the highest applicable state tax rate. This rate is applied to all items, except that the NOL utilization related to Global Intangibles Low-Taxed Income (GILTI) is 4.11% (deferred) and is applied using the blended rate of only those states that conform to federal GILTI provisions.

        GILTI: Laureate considered the potential impacts of the GILTI provision within the TCJA on deferred tax assets/liabilities. Laureate elected to account for GILTI as period costs if and when incurred. For the year ended December 31, 2018, Laureate is including in its taxable income GILTI of $545,000, for continued and discontinued operations. Additionally, because there is no incremental cash tax impact of the GILTI inclusion, Laureate is electing to use the incremental cash tax savings approach when determining whether a valuation allowance needs to be recorded against the U.S. NOL due to the GILTI inclusions. Accordingly, the Company has maintained a full valuation allowance on its pre-2017 U.S. NOL.

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 16. Income Taxes (Continued)

        Permanent Reinvestment: Laureate also considered other impacts of the 2017 enactment of the TCJA including, but not limited to, effects on the Company's indefinite-reinvestment assertion. Laureate previously has not provided deferred taxes on unremitted earnings attributable to international companies that have been considered to be reinvested indefinitely. Laureate analyzed the full effects of the TCJA, and maintained its indefinite-reinvestment assertions for the year ending December 31, 2017. At December 31, 2018, and 2017, undistributed earnings from foreign subsidiaries totaled $2,921,922 and $2,081,927, respectively.

        At December 31, 2018 we are making a change to our assertion. Except as discussed below regarding one institution in Peru, all historical earnings are permanently reinvested. A portion of the historical earnings of the institution in Peru are no longer needed to be retained in that market. The Company has determined this amount to be approximately $50,000 USD of earnings, based on the value of the upstream loan that institution has made to our Dutch entities, which are no longer needed to support the Peruvian institution's cash needs, and therefore should be earmarked as a dividend. The Company has recorded a deferred tax liability of $2,500 to account for the withholding taxes on this eventual distribution. If the Company were to remove its assertion on the remaining unremitted earnings, we would record approximately $13,500 in deferred tax liabilities.

        During 2018, certain entities and jurisdictions were designated as discontinued operations or held for sale. These entities can no longer assert permanent reinvestment. Thus, an analysis was performed to calculate any deferred taxes required to be recorded on the outside basis which will be recovered upon the sales of these entities. In the third quarter, we estimated global deferred tax liabilities of $3,200. The majority of the basis differences can be recovered tax free due to our efficient investment structure, treaty benefits or tax exempt transactions. In the fourth quarter, we have refined this global estimate to $4,800.

        Approximately 67.74% (44.76% federal and 22.98% states) of our worldwide NOLs as of December 31, 2018 originated in the United States, derived from both federal and various state jurisdictions. The United States federal NOLs will begin to expire in 2027.

        The valuation allowance relates to the uncertainty surrounding the realization of tax benefits primarily attributable to NOLs of the parent company and of certain foreign subsidiaries, and future deductible temporary differences that are available only to offset future taxable income of subsidiaries in certain jurisdictions.

        The Company assesses the realizability of deferred tax assets by examining all available evidence, both positive and negative. A valuation allowance is recorded if negative evidence outweighs positive evidence. A company's three-year cumulative loss position is significant negative evidence in considering whether deferred tax assets are realizable. Accounting guidance restricts the amount of reliance the Company can place on projected taxable income to support the recovery of the deferred tax assets. In 2017, the Company's valuation allowance was changed due to the impact of the TCJA. The major drivers of the change in balance were: impact of the US rate change in the amount of $215,600, utilization of the prior year NOLs against continued and discontinued operations in the amount of $53,600 and valuation allowance release, net of rate adjustment, on the deferred tax assets other than NOLs that when realized will become indefinite-lived NOLs in the amount of $53,300. In

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 16. Income Taxes (Continued)

2018, we made adjustments to line items within the 2017 rate reconciliation in connection with the allocation of the effects of the TCJA to entities in discontinued operations.

        The reconciliations of the beginning and ending balances of the valuation allowance on deferred tax assets were as follows:

For the years ended December 31,	2018	2017	2016
Balance at beginning of period	$711,767	$1,090,710	$1,033,216
(Deductions) additions to costs and expenses	(23,814)	(19,530)	44,116
Charges to other accounts
Additions(a)	—	—	13,378
Deductions(b)	(37,762)	(359,413)	—

Balance at end of period	$650,191	$711,767	$1,090,710

(a)
Charges to other accounts includes reclassifications and foreign currency translation.

(b)
Deductions include reclassifications and foreign currency translation, and TCJA-related adjustments described in the paragraph above.

        The reconciliations of the reported Income tax (expense) benefit to the amount that would result by applying the United States federal statutory tax rate of 21% to income from continuing operations before income taxes were as follows:

For the years ended December 31,	2018	2017	2016
Tax (expense) benefit at the United States statutory rate	$(26,971)	$24,718	$(128,482)
Permanent differences	21,704	(21,628)	(21,636)
State income tax benefit, net of federal tax effect	(335)	(1,154)	1,510
Tax effect of foreign income taxed at lower rate	16,843	34,652	71,347
Change in valuation allowance	(74,267)	(111,856)	(47,863)
Effect of tax contingencies	4,985	10,980	26,610
Tax credits	13,688	19,829	19,399
Withholding taxes	(58,095)	3,901	(26,163)
U.S. tax on repatriated earnings	—	(875)	(67,796)
Impairments	(649)	—	—
Sale of subsidiaries	—	—	139,335
Impact of Tax Cuts and Jobs Act:
Transition tax on unremitted earnings	—	(160,567)	—
Tax effect of rate changes	—	82,392	—
Change in valuation allowance	9,354	201,946	—
State income tax benefit, net of federal tax effect	(5,350)	8,360	—
GILTI	(34,650)	—	—
Other	583	610	(701)

Total income tax (expense) benefit	$(133,160)	$91,308	$(34,440)

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 16. Income Taxes (Continued)

        We have made certain adjustments to the 2017 rate reconciliation above in connection with the allocation of the effects of the TCJA to entities in discontinued operations.

        The withholding tax amounts shown in the table above include a benefit for 2017 of approximately $30,000 and expense for 2018 of approximately ($27,000) related to the redesignation of certain intercompany loans to reflect the impact in changes in the Company's business, including divestitures and financing.

        The reconciliations of the beginning and ending amount of unrecognized tax benefits were as follows:

For the years ended December 31,	2018	2017	2016
Beginning of the period	$82,906	$82,852	$77,179
Additions for tax positions related to prior years	4,379	5,997	12,812
Decreases for tax positions related to prior years	(1,541)	(10,095)	(3,440)
Additions for tax positions related to current year	9,725	11,551	14,795
Decreases for unrecognized tax benefits as a result of a lapse in the statute of limitations	(5,282)	(7,355)	(10,514)
Settlements for tax positions related to prior years	(27,574)	(44)	(7,980)

End of the period	$62,613	$82,906	$82,852

        Laureate records interest and penalties related to uncertain tax positions as a component of Income tax expense. During the years ended December 31, 2018, 2017 and 2016, Laureate recognized interest and penalties related to income taxes of $5,008, $5,985 and $8,318, respectively. Laureate had $28,224 and $39,058 of accrued interest and penalties at December 31, 2018 and 2017, respectively. During the years ended December 31, 2018, 2017 and 2016, Laureate derecognized $15,618, $8,584 and $25,056, respectively, of previously accrued interest and penalties. Approximately $24,650 of unrecognized tax benefits, if recognized, will affect the effective income tax rate. It is reasonably possible that Laureate's unrecognized tax benefits may decrease within the next 12 months by up to approximately $11,300 as a result of the lapse of statutes of limitations and as a result of the final settlement and resolution of outstanding tax matters in various jurisdictions.

        Laureate and various subsidiaries file income tax returns in the United States federal jurisdiction, and in various states and foreign jurisdictions. With few exceptions, Laureate is no longer subject to United States federal, state and local, or foreign income tax examinations by tax authorities for years before 2009. United States federal and state statutes are generally open back to 2015; however, the Internal Revenue Service (the IRS) has the ability to challenge 2005 through 2014 net operating loss carryforwards. Statutes of other major jurisdictions, such as Brazil, Chile and Spain, except as discussed below, are open back to 2014, and Mexico is open back to 2009.

ICE Audit

        During 2010 and 2013, Laureate was notified by the Spain Tax Authorities (STA) that two tax audits of our Spanish subsidiaries were being initiated for 2006 through 2007, and for 2008 through 2010, respectively. On June 29, 2012, the STA issued a final assessment to ICE, our Spanish holding

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 16. Income Taxes (Continued)

company, for EUR 11,051 (US $12,605 at December 31, 2018), including interest, for the 2006 through 2007 period. Laureate has appealed this final assessment related to the 2006 through 2007 period and issued a cash-collateralized letter of credit in July 2012, in order to continue the appeal process. In October 2015, the STA issued a final assessment to ICE for the 2008 through 2010 period for approximately EUR 17,187 (US $19,603 at December 31, 2018), including interest, for those three years. In order to continue the appeals process, we issued cash-collateralized letters of credit for the 2008 to 2010 period assessment amount, plus interest and surcharges. As of December 31, 2017, we had issued cash-collateralized letters of credit for the ICE tax audit matters of EUR 33,282 (approximately US $39,500), as also described in Note 12, Commitments and Contingencies.

        During the second quarter of 2015, the Company reassessed its position regarding the ICE tax audit matters as a result of recent adverse decisions from the Spanish Supreme Court and the Spanish National Court on cases for taxpayers with similar facts and determined that it could no longer support a more-likely-than-not position. As a result, during 2015, the Company recorded a provision totaling EUR 37,610 (approximately US $42,100). The Company plans to continue the appeals process for the periods already audited and assessed. During the second quarter of 2016, we were notified by the STA that tax audits of the Spanish subsidiaries were also being initiated for 2011 and 2012, and in July 2017 the tax audit was extended to include 2013. Also, during the second quarter of 2016, the Regional Administrative Court issued a decision against the Company on its appeal. The Company has further appealed at the Highest Administrative Court level, which appeal was rejected on January 23, 2018. The Company has appealed both decisions to the National Court. In the first quarter of 2018, the Company made payments to the Spanish Tax Authorities (STA) totaling approximately EUR 29,600 (approximately $33,800 at December 31, 2018) in order to reduce the amount of future interest that could be incurred as the appeals process continues. The payments were made using the restricted cash that collateralized the letters of credit and reduced the liability that had been recorded for this income tax contingency.

        In October of 2018, the STA issued a final assessment to ICE for the 2011 through 2013 period totaling approximately EUR 4,100 (approximately US $4,700 at December 31, 2018), including interest. The Company has posted a cash-collateralized letter of credit of approximately $5,700 for the assessment, plus a surcharge, as of December 31, 2018.

Chile Tax Reform

        On September 29, 2014, Chile enacted major income tax law changes. The significant change affecting the Company was the increase in income tax rates, which were retroactive to January 2014. The tax rates increased from 21% to 22.5% in 2015, 24% in 2016, 25.5% in 2017 and 27% in 2018 and beyond. Deferred taxes were revalued and a benefit of approximately $2,967, $850, $2,700, and $6,100 was recorded in 2017, 2016, 2015, and 2014, respectively. Prior to 2015, the law also included two alternative methods for computing shareholder-level income taxation. During 2015, the law changed to include one method for computing shareholder-level income taxation.

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 17. Earnings (Loss) Per Share

        On January 31, 2017, our common stock was reclassified into shares of Class B common stock and, on February 6, 2017, we completed our IPO of Class A common stock. Other than voting rights, the Class B common stock has the same rights as the Class A common stock and therefore both are treated as the same class of stock for purposes of the earnings per share calculation. Laureate computes basic earnings per share (EPS) by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted EPS reflects the potential dilution that would occur if share-based compensation awards, contingently issuable shares, and convertible securities were exercised or converted into common stock. To calculate the diluted EPS, the basic weighted average number of shares is increased by the dilutive effect of stock options, restricted stock, restricted stock units, and other share-based compensation arrangements determined using the treasury stock method, and convertible securities using the if-converted method.

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 17. Earnings (Loss) Per Share (Continued)

        The following tables summarize the computations of basic and diluted earnings per share:

For the years ended December 31,	2018	2017	2016
Numerator used in basic and diluted earnings (loss) per common share for continuing operations:
(Loss) income from continuing operations	$(4,730)	$20,838	$332,740
Net (income) loss attributable to noncontrolling interests	(11)	804	1,393

(Loss) income from continuing operations attributable to Laureate Education, Inc.	(4,741)	21,642	334,133
Accretion of redemption value of redeemable noncontrolling interests and equity	(292)	317	263
Adjusted for: accretion related to noncontrolling interests and equity redeemable at fair value	(559)	(6,358)	33
Accretion of Series A Preferred Stock	(61,974)	(292,450)	(1,719)
Gain upon conversion of Series A Preferred Stock	74,110	—	—
Distributed and undistributed earnings to participating securities	—	(1)	(98)

Subtotal: accretion of Series A Preferred Stock, net, and other redeemable noncontrolling interests and equity	11,285	(298,492)	(1,521)

Net income (loss) from continuing operations available to common stockholders for basic earnings per share	6,544	(276,850)	332,612
Adjusted for: accretion of Series A Preferred Stock	61,974	—	—
Adjusted for: gain upon conversion of Series A Preferred Stock	(74,110)	—	—

Net (loss) income from continuing operations available to common stockholders for diluted earnings per share	$(5,592)	$(276,850)	$332,612

Numerator used in basic and diluted earnings (loss) per common share for discontinued operations:
Income from discontinued operations, net of tax	$79,080	$72,926	$33,446
Gain on sale of discontinued operations, net of tax	296,580	—	—
(Income) loss attributable to noncontrolling interests	(852)	(3,103)	4,268
Allocation of earnings from discontinued operations to participating securities	—	(5)	(16)

Net income from discontinued operations for basic and diluted earnings per share	$374,808	$69,818	$37,698

Denominator used in basic and diluted earnings (loss) per common share:
Basic weighted average shares outstanding	212,769	172,409	133,295
Effect of dilutive stock options	—	—	833
Effect of dilutive restricted stock units	—	—	278

Dilutive weighted average shares outstanding	212,769	172,409	134,406

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.03	$(1.60)	$2.50
Income from discontinued operations	1.76	0.40	0.28

Basic earnings (loss) per share	$1.79	$(1.20)	$2.78
Diluted earnings (loss) per share:
(Loss) income from continuing operations	$(0.03)	$(1.60)	$2.48
Income from discontinued operations	1.76	0.40	0.28

Diluted earnings (loss) per share	$1.73	$(1.20)	$2.76

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

For the years ended December 31,	2018	2017	2016
Stock options	9,387	12,497	5,773
Restricted stock and RSUs	1,300	986	181

Note 18. Related Party Transactions

Santa Fe University of Arts and Design (SFUAD)

        SFUAD is owned by Wengen, our controlling stockholder. Laureate is affiliated with SFUAD, but does not own or control it and, accordingly, SFUAD is not included in the financial results of Laureate. On April 12, 2017, SFUAD announced that it planned to close after the end of the 2017-2018 academic year; its teach-out plan was subsequently approved by the Higher Learning Commission (HLC) and completed in 2018. As of December 31, 2017, Laureate had a payable to SFUAD of approximately $1,250 related to a surety bond issued to the New Mexico Higher Education Department that Laureate was maintaining on SFUAD's behalf. The cash collateral for the bond, which was recorded in Restricted cash on our December 31, 2017 Consolidated Balance Sheet, was funded by SFUAD and therefore was recorded as a payable to SFUAD. During the fourth quarter of 2018, this bond was released and SFUAD was fully repaid.

Transactions between Laureate and Affiliates, Wengen, Directors and a Former Executive

        During the first quarter of 2017, Laureate made a charitable contribution of $2,000 to the Sylvan Laureate Foundation, a non-profit foundation that supports programs designed to promote education and best practices and principles in teaching. The payment was accrued in prior periods.

        An affiliate of one of the Wengen investors acted as a financial adviser in connection with our IPO and our 2017 debt refinancing; we paid this affiliate $2,768 during the year ended December 31, 2017 and $185 during the year ended December 31, 2016, for services rendered in connection with the Company's refinancing of its debt and new debt issuances.

        We have agreements in place with I/O Data Centers, LLC and affiliates (I/O) pursuant to which I/O provides modular data center solutions to the Company. One of our directors was also a director of the parent of I/O. Additionally, this director, along with our former CEO, and Sterling Partners (a private equity firm co-founded by the director, our former CEO, and others) maintained an ownership interest in I/O through 2017. During the years ended December 31, 2017, and 2016, we incurred costs for these agreements of approximately $500, and $900, respectively.

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

        As part of the issuance and sale of shares of the Company's Series A Preferred Stock in December 2016, KKR and Snow Phipps, affiliates of Wengen, purchased from the Company 60 and 15 shares of Series A Preferred Stock, respectively. During the years ended December 31, 2018 and 2017, the Company paid cash dividends on the Series A Preferred Stock totaling $11,103 and $18,052, respectively, of which $1,822 and $3,644, respectively, was paid to KKR and Snow Phipps. As discussed in Note 14, Share-based Compensation and Equity, on April 23, 2018, all of the issued and outstanding shares of the Series A Preferred Stock were converted into Class A common stock.

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

Note 19. Benefit Plans

Domestic Defined Contribution Retirement Plan

        Laureate sponsors a defined contribution retirement plan in the United States under section 401(k) of the Internal Revenue Code. The plan offers employees a traditional "pre-tax" 401(k) option and an "after-tax" Roth 401(k) option, providing the employees with choices and flexibility for their retirement savings. All employees are eligible to participate in the plan after meeting certain service requirements. Participants may contribute up to a maximum of 80% of their annual compensation and 100% of their annual cash bonus, as defined and subject to certain annual limitations. Laureate may, at its discretion, make matching contributions that are allocated to eligible participants. The matching on the "after-tax" Roth contributions is the same as the matching on the traditional "pre-tax" contributions. Laureate made discretionary contributions in cash to this plan of $5,345, $5,638 and $4,737 for the years ended December 31, 2018, 2017 and 2016, respectively.

Non-United States Pension Benefit Plans

        Laureate has defined benefit (pension) plans at several non-United States institutions. The projected benefit obligation (PBO) is determined as the actuarial present value as of the measurement date of all benefits calculated by the pension benefit formula for employee service rendered. The amount of benefits to be paid depends on a number of future events incorporated into the pension benefit formula, including estimates of the average life expectancy of employees/survivors and average years of service rendered. The PBO is measured based on assumptions concerning future interest rates and future employee compensation levels. The expected net periodic benefit cost in each year can vary from the subsequent year's actual net periodic benefit cost due to the acquisition of entities with plans, plan amendments, and the impacts of foreign currency translation. The combined unfunded status of these plans is reported as a component of Other current liabilities and Other long-term liabilities.

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 19. Benefit Plans (Continued)

        The net periodic benefit cost for those entities with pension plans was as follows:

For the years ended December 31,	2018	2017	2016
Service cost	$352	$661	$1,884
Interest	146	165	318
Expected return on assets	—	—	(138)
Amortization of prior service costs	(32)	22	279
Recognition of actuarial items	102	(261)	—
Curtailment gain	(47)	(153)	—

Net periodic benefit cost	$521	$434	$2,343

        As discussed in Note 2, Significant Accounting Policies, on January 1, 2018 Laureate adopted ASU 2017-07. Under the amendments in this ASU, the service cost component of net periodic benefit cost is disaggregated and reported in the same line item(s) as other compensation costs arising from services rendered during the period, and the remaining components are presented on the income statement separately from the service cost component and outside a subtotal of income from operations, if presented. Because the effect of ASU 2017-07 on prior periods presented was insignificant, we did not revise prior periods. Accordingly, for the year ended December 31, 2018, the service cost component of net periodic benefit cost is included in Direct costs on the Consolidated Statement of Operations and all other components of net periodic benefit cost are included in Other income (expense), net on the Consolidated Statement of Operations. For the years ended December 31, 2017 and 2016, all components of net periodic benefit cost are included in Direct costs on the Consolidated Statements of Operations.

        The estimated net periodic benefit cost for the year ending December 31, 2019 is approximately $434.

        The weighted average assumptions were as follows:

For the years ended December 31,	2018	2017	2016
Discount rate for obligations	5.00 - 10.00%	5.25 - 9.25%	8.50%
Discount rate for net periodic benefit costs	5.25 - 9.25%	4.75 - 8.50%	0.75 - 7.50%
Rate of compensation increases	3.00 - 4.50%	4.50 - 5.00%	4.50%
Expected return in plan assets	N/A	N/A	N/A

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 19. Benefit Plans (Continued)

        The change in PBO, change in plan assets and funded (unfunded) status for those entities with pension plans were as follows:

For the years ended December 31,	2018	2017
Change in PBO:
PBO at beginning of year	$1,804	$1,421
Service cost	352	661
Interest	146	165
Actuarial loss	(187)	(237)
Benefits paid by plan	(195)	(124)
Participants contributions	—	—
Curtailment gain	(47)	(153)
Settlements	—	—
Administrative expenses	—	—
Foreign exchange	(8)	71

PBO at end of year	$1,865	$1,804
Change in plan assets:
Fair value of assets at beginning of year	$—	$—
Fair value of assets at end of year	$—	$—

Unfunded status	$1,865	$1,804
Actuarial loss	$(610)	$(439)
Prior service cost	—	—

Amount recognized in AOCI, pre-tax	$(610)	$(439)
Accumulated benefit obligation	$1,865	$1,804

        The Company estimates that employer contributions to plan assets during 2019 will be approximately the same as during the year ended December 31, 2018. The estimated future benefit payments for the next 10 fiscal years are as follows:

For the year ending December 31,
2019	$218
2020	201
2021	223
2022	225
2023	263
2024 through 2028	1,825

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

        The plan assets are recorded at fair value with the earnings (losses) on those assets recorded in Other income (expense). The plan liabilities are recorded at the contractual value, with the changes in value recorded in operating expenses. As of December 31, 2018 and 2017, plan assets included in Other assets in our Consolidated Balance Sheets were $4,868 and $11,568, respectively. As of December 31, 2018 and 2017, the plan liabilities reported in our Consolidated Balance Sheets were $7,047 and $18,746, respectively. As of December 31, 2018 and 2017, $1,150 and $11,896, respectively, of the total plan liability was classified as a current liability; the remainder was noncurrent and recorded in Other long-term liabilities. The higher current liability in 2017 relates to several participants who retired during the fourth quarter of 2017 and received distributions of their plan balances in 2018.

Supplemental Employment Retention Agreement

        In November 2007, Laureate established a Supplemental Employment Retention Agreement (SERA) for one of its executive officers. Since Laureate achieved certain Pro-rata EBITDA targets, as defined in the SERA, from 2007 to 2011 and this officer remained employed through December 31, 2012, this individual received an annual SERA payment of $1,500. The SERA provided annuity payments to the former executive over the course of his lifetime, and, following the former executive's death in 2018, an annual payment of $1,500 will be made to his spouse for the remainder of her life. The SERA is administered through a Rabbi Trust, and its assets are subject to the claims of creditors. At the inception of the plan, Laureate purchased annuities which provided funds for the SERA obligations until the former executive's death, at which point proceeds from corporate-owned life insurance policies were received and will be used to fund the future SERA obligations.

        As of December 31, 2018 and 2017, the total SERA assets were $13,721 and $6,898, respectively, which were recorded on our Consolidated Balance Sheets in Restricted cash at December 31, 2018 and in Other assets at December 31, 2017. As of December 31, 2018 and 2017, the total SERA liability recorded in our Consolidated Balance Sheets was $14,278 and $15,970, respectively, of which $1,500 and $1,500, respectively, was recorded in Accrued compensation and benefits, and $12,778 and $14,470, respectively, was recorded in Deferred compensation.

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

United States Postsecondary Education Regulation

        Through our Online & Partnerships and Central America & U.S. Campuses segments, as of December 31, 2018, we operate postsecondary educational institutions in the United States (U.S. Institutions). The U.S. Institutions are subject to extensive regulation by federal and state governmental entities as well as accrediting bodies. The U.S. Higher Education Act (HEA), and the regulations promulgated thereunder by the DOE, subject the U.S. Institutions to ongoing regulatory review and scrutiny. The U.S. Institutions must also comply with a myriad of requirements in order to participate in Title IV federal financial aid programs under the HEA (Title IV programs).

        In particular, to participate in the Title IV programs under currently effective DOE regulations, an institution must be authorized to offer its educational programs by the relevant state agencies in the states in which it is located, accredited by an accrediting agency that is recognized by the DOE, and also certified by the DOE. In determining whether to certify an institution, the DOE closely examines an institution's administrative and financial capability to administer Title IV program funds. Based on Laureate's consolidated audited financial statements for its fiscal year ended December 31, 2017, the DOE required us to increase our letter of credit to approximately $139,000 (an amount equal to 15% of the Title IV program funds received by Laureate in the fiscal year ended December 31, 2017) and remain subject to Heightened Cash Monitoring 1. The DOE also required us to comply with additional notification and reporting requirements. We have provided the DOE with a letter of credit in the amount of approximately $139,000, and we are complying with the additional requirements. See Note 12, Commitments and Contingencies, for further description of the outstanding DOE letters of credit as of December 31, 2018 and 2017.

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

        In January 2017, the DOE issued final DTE rates to institutions. Of the programs currently offered by NewSchool of Architecture and Design and Walden University, three programs are in the zone. Additionally, the regulations require an institution to certify to the DOE that its educational programs subject to the gainful employment requirements, which include all programs offered by our U.S. Institutions, meet the applicable requirements for graduates to be professionally or occupationally licensed or certified in the state in which the institution is located. The regulations also include requirements for the reporting of student and program data by institutions to the DOE and expand the disclosure requirements that have been in effect since July 1, 2011. The failure of any program or programs offered by any of our U.S. Institutions to satisfy any gainful employment regulations could render that program or programs ineligible for Title IV program funds and we may choose to cease offering the program or programs. Due to DOE certification requirements, it is possible that several programs offered by our schools may be adversely affected by the regulations due to lack of specialized program accreditation or certification in the states in which such institutions are based. We also could be required to make changes to certain programs at our U.S. Institutions in order to comply with the rule or to avoid the uncertainty associated with such compliance.

        The DOE decided to review its gainful employment regulations by negotiated rulemaking in early 2018, but failed to meet consensus on the DOE's proposed regulatory changes. On August 14, 2018, the DOE released a Notice of Proposed Rulemaking which would rescind its gainful employment regulations and related requirements. Comments were due September 13, 2018. The DOE did not meet the master calendar deadline of November 1 to issue a new regulation to rescind the gainful employment requirements, and therefore it is not clear when any new such regulation to repeal these regulations will become effective. While the DOE has required institutions to continue to report data to the DOE, it has not issued new GE metrics for institutions and has delayed certain disclosure requirements. We cannot predict with any certainty the outcome of the DOE's proposal to rescind the gainful employment regulations or the extent to which it ultimately proposes gainful employment regulations that differ from the current regulations.

        Changes in or new interpretations of applicable laws, DOE rules, or regulations could have a material adverse effect on the U.S. Institutions' eligibility to participate in the Title IV programs.

State Higher Education Agency Program Review for Walden University

        On September 8, 2016, as part of a program review that the Minnesota Office of Higher Education (MOHE) is conducting of Walden University's doctoral programs, MOHE sent to Walden University an information request regarding its doctoral programs and complaints filed by doctoral students, to which we have responded. We cannot predict the outcome of this matter. However, if MOHE makes an adverse determination, it could have a material adverse effect on our business, financial condition and results of operations.

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 20. Legal and Regulatory Matters (Continued)

Brazilian Regulation

        We operate 13 post-secondary education institutions in Brazil. The responsibility of the federal government in regulating, monitoring and evaluating higher education institutions and undergraduate programs is exercised by the Brazilian Ministry of Education (the MEC), along with a number of related federal agencies and related offices. The MEC is the highest authority of the higher education system in Brazil and has the power to issue implementing rules, (regulations, notices, and technical advisories governing the conduct of higher education), as well as to regulate and monitor the higher education segment, including aspects like adherence by higher education institutions to the rules for federal education subsidy programs like Pronatec, Prouni and the Fundo de Financiamento ao Estudante do Ensino Superior (the FIES program, or FIES), through one or more of which all of our institutions enroll students. Additionally, Brazilian law requires that almost all change-of-control transactions by Laureate receive the prior approval of the Brazilian antitrust authority, the Conselho Administrativo de Defesa Econômica (CADE). As noted, Laureate's institutions in Brazil participate in the FIES program, which targets students from low socio-economic backgrounds enrolled at private post-secondary institutions.

        In December 2017, a new FIES reform was implemented by the Provisional Presidential Decree (Medida Provisória) n. 785/2017, which amended the FIES legal statute (Law n. 10.260/2001). The current FIES offer conditions were consolidated for the selection rules for the first half of 2018. The traditional FIES financing program continues to be offered to about one third of vacancies announced for the program in the first half of 2018. For the traditional offering, the candidate should have family income of up to three times the minimum wage and, although the previous 18-month grace period was eliminated, financing will have an interest rate of zero and will be adjusted by inflation only. The risk is borne by a new guarantee fund—called FG-FIES—which may have public contributions of up to BRL 3,000,000, and contributions from Higher Education Institutions (HEIs), which range from 13% of the program-funded tuition revenue for the first year, between 10% and 25% for the second to fifth year (according to delinquency-related variances), and at least 10% from the sixth year on. The second financing offer—called P-FIES—has two variables, according to the funding sources (a. Constitutional/Regional Development Funds or b. the BNDES). The distribution of vacancies for this modality favors programs offered in corresponding regional limits. This FIES offer will be operated strictly by financial agents, who will also bear the risks of the operation. As of December 31, 2018, approximately 11% of our total students in Brazil participate in FIES, representing approximately 20% of our 2018 Brazil net revenue.

        All of our Brazil HEIs adhere to Prouni. Prouni is a federal program of tax benefits designed to increase higher education participation rates by making college more affordable. Prouni provides private HEIs with an exemption from certain federal taxes in exchange for granting partial and full scholarships to low-income students enrolled in traditional and technology undergraduate programs. HEIs may join Prouni by signing a term of membership valid for ten years and renewable for the same period. This term of membership shall include the number of scholarships to be offered in each program, unit and class, and a percentage of scholarships for degree programs to be given to indigenous and Afro-Brazilians. To join Prouni, an educational institution must maintain a certain relationship between the number of scholarships granted to regular paying students. The relationship between the number of scholarships and regular paying students is tested annually. If this relationship

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 20. Legal and Regulatory Matters (Continued)

is not observed during a given academic year due to the departure of students, the institution must adjust the number of scholarships in a proportional manner the following academic year. For the years ended December 31, 2018, 2017 and 2016, our HEIs granted Prouni scholarships of approximately $112,500, $115,200 and $83,900, respectively, that resulted in tax credits.

Turkish Regulation

        Through our Rest of World segment, we operate Istanbul Bilgi University (Bilgi), a network institution located in Turkey that consolidates under the variable interest entity model. Bilgi is established as a Foundation University under the Turkish higher education law, sponsored by the Bilgi Foundation. As such, it is subject to regulation, supervision and inspection by Turkish Higher Education Council (the YÖK). Under the "Ordinance Concerned with Amendment to Foundation High Education Institutions" (the Ordinance), the YÖK has authority to inspect accounts, transactions, activities and assets of Foundation Universities, as well as their academic units, programs, projects and subjects. The Ordinance establishes a progressive series of five remedies that the YÖK can take in the event it finds a violation of the Ordinance, ranging from (1) a warning and request for correction to (2) the suspension of the Foundation University's ability to establish new academic units or programs to (3) limiting the number of students the Foundation University can admit, including ceasing new admissions, to (4) provisional suspension of the Foundation University's license to (5) cancellation of the Foundation University's license.

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

        The Company previously disclosed that, on April 18, 2017, Bilgi received from the YÖK the results of the 2015-2016 annual audit (the 2015-2016 Annual Audit) and that the Company was appealing the result of that audit. The YÖK also conducted a supplemental audit of the 2015-2016 academic year (the 2015-2016 Supplemental Audit) and the annual audit of the 2016-2017 academic year (the 2016-2017 Annual Audit). On April 6, 2018, Bilgi received the results of the 2015-2016 Supplemental Audit and the 2016-2017 Annual Audit by resolutions of the YÖK which, among other things, approved a portion of the payments previously made by Bilgi to a subsidiary of the Company for management, operational and student services and intellectual property and disallowed and required reimbursement of a portion of such payments. In order to comply with the resolutions of the YÖK and avoid sanctions, Bilgi has complied with those resolutions and the Company has reimbursed to Bilgi the disallowed payments; however, it has appealed the YÖK's decision on the 2015-2016 Annual Audit in the Turkish court system, as well as the YÖK's decisions pursuant to the 2015-2016 Supplemental Audit and the 2016-2017 Annual Audit. The YÖK is currently conducting its 2017-2018 annual audit (the 2017-2018 Annual Audit) of Bilgi. As part of the 2017-2018 Annual Audit, Bilgi has received inquiries

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 20. Legal and Regulatory Matters (Continued)

from the YÖK requesting clarifications regarding certain academic and financial matters. Bilgi responded to the YÖK's inquiries in November 2018.

        In May 2018, an amendment to Turkey's higher education law was passed, which could affect certain transactions of Turkish universities related to the procurement of goods and services as well as transactions that are deemed to be related party transactions. In order for it to be implemented, the amendment required the Turkish government to issue final directives. The directives were issued in November 2018 and do not preclude controllers of higher education institutions from participating in the procurement process outlined in the law. Accordingly, at this time we do not expect the higher education law amendments to have a significant impact on our existing contractual relationships with Bilgi. We will continue monitoring any developments in the implementation of the higher education law and evaluate any potential effect on our operations. Bilgi is one of the subsidiaries that the Company plans to divest; accordingly, it is included in Discontinued Operations for all periods presented. See Note 4, Discontinued Operations and Assets Held for Sale, for further description.

Chilean Regulation—Higher Education Bill

        As discussed in Note 2, Significant Accounting Policies, on January 24, 2018, the Chilean Congress passed the New Law, which was enacted in May 2018. See Note 2, Significant Accounting Policies, for further discussion about the New Law and its impact to Laureate.

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

Derivative Instruments

        Laureate uses derivative instruments as economic hedges for bank debt and foreign currency and interest rate risk. Their values are derived using valuation models commonly used for derivatives. These valuation models require a variety of inputs, including contractual terms, market prices, forward-price yield curves, notional quantities, measures of volatility and correlations of such inputs. Our valuation models also reflect measurements for credit risk. Laureate concluded that the fair values of our derivatives are based on unobservable inputs, or Level 3 assumptions. The significant unobservable

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 21. Fair Value Measurement (Continued)

input used in the fair value measurement of the Company's derivative instruments is our own credit risk. Holding other inputs constant, a significant increase (decrease) in our own credit risk would result in a significantly lower (higher) fair value measurement for the Company's derivative instruments.

        Laureate's financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2018 were as follows:

	Total	Level 1	Level 2	Level 3
Assets
Derivative instruments	$3,259	$—	$—	$3,259
Liabilities
Derivative instruments	$10,677	$—	$—	$10,677

        Laureate's financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2017 were as follows:

	Total	Level 1	Level 2	Level 3
Assets
Derivative instruments	$48,186	$—	$—	$48,186
Liabilities
Derivative instruments	$13,848	$—	$—	$13,848

        The changes in our Level 3 Derivative instruments measured at fair value on a recurring basis for the year ended December 31, 2018 were as follows:

Balance December 31, 2017	$34,338
(Loss) gain included in earnings:
Unrealized losses, net	(41,217)
Realized gains, net	129,509
Included in other comprehensive income	13,709
Settlements	(3,306)
Reclassification upon conversion of Series A Preferred Stock	(140,320)
Currency translation adjustment and other	(131)

Balance December 31, 2018	$(7,418)

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 21. Fair Value Measurement (Continued)

        The changes in our Level 3 Derivative instruments measured at fair value on a recurring basis for the year ended December 31, 2017 were as follows:

Balance December 31, 2016	$(8,504)
Gain (loss) included in earnings:
Unrealized gains, net	29,278
Realized losses, net	(622)
Included in other comprehensive income	9,875
Included in issuance of Series A Preferred Stock	4,382
Settlements	622
Currency translation adjustment	(693)

Balance December 31, 2017	$34,338

        The following table presents quantitative information regarding the significant unobservable inputs utilized in the fair value measurements of the Company's assets/(liabilities) classified as Level 3 as of December 31, 2018:

	Fair Value at December 31, 2018	Valuation Technique	Unobservable Input	Range/Input Value
Derivative instruments—cross currency and interest rate swaps	$(7,418)	Discounted Cash Flow	Credit Risk	4.05%

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 22. Quarterly Financial Data (Unaudited)

        The following quarterly financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Earnings per share are computed independently for each of the quarters presented. Per share amounts may not sum due to rounding. Summarized quarterly operating data were as follows:

	2018 Quarters Ended
Per share amounts in whole dollars	December 31	September 30	June 30	March 31
Revenues	$913,710	$787,102	$1,017,196	$632,216
Operating costs and expenses	773,903	761,526	798,978	724,835

Operating income (loss)	$139,807	$25,576	$218,218	$(92,619)
Income (loss) from continuing operations	$30,819	$(43,792)	$173,880	$(165,637)
Income (loss) from discontinued operations, net of tax	56,621	(34,466)	38,072	18,853
(Loss) gain on sales of discontinued operations, net of tax	(15,324)	(18,426)	12,003	318,327
Net (income) loss attributable to noncontrolling interests	(548)	1,895	456	(2,666)

Net income (loss) attributable to Laureate Education, Inc.	71,568	(94,789)	224,411	168,877
Accretion of Series A Preferred Stock and other redeemable noncontrolling interests and equity	(1,422)	324	(4,324)	(57,403)
Gain upon conversion of Series A Preferred Stock	—	—	74,110	—

Net income (loss) available to common stockholders	$70,146	$(94,465)	$294,197	$111,474
Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.13	$(0.18)	$1.14	$(1.20)
Income (loss) from discontinued operations	0.18	(0.24)	0.23	1.79

Basic earnings (loss) per share	$0.31	$(0.42)	$1.37	$0.59
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.13	$(0.18)	$0.78	$(1.20)
Income (loss) from discontinued operations	0.18	(0.24)	0.22	1.79

Diluted earnings (loss) per share	$0.31	$(0.42)	$1.00	$0.59

        Laureate adopted ASU 2016-16 effective January 1, 2018 and recorded a cumulative-effect adjustment to retained earnings during 2018 of approximately $44,000, of which approximately $41,000 was recorded as an out-of-period adjustment in the fourth quarter rather than at adoption of

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 22. Quarterly Financial Data (Unaudited) (Continued)

ASU 2016-16 in the first quarter. The Company does not consider the out-of-period adjustment to be material to these or the previously issued unaudited Consolidated Financial Statements.

	2017 Quarters Ended
Per share amounts in whole dollars	December 31	September 30	June 30	March 31
Revenues	$951,189	$818,601	$1,017,108	$598,978
Operating costs and expenses	811,073	793,741	821,061	718,008

Operating income (loss)	$140,116	$24,860	$196,047	$(119,030)
Income (loss) from continuing operations	$171,631	$(67,180)	$83,154	$(166,767)
Income (loss) from discontinued operations, net of tax	28,879	(36,309)	33,943	46,413
Net income (loss) attributable to noncontrolling interests	(4,664)	5,531	(712)	(2,454)

Net income (loss) attributable to Laureate Education, Inc.	195,846	(97,958)	116,385	(122,808)
Accretion of Series A Preferred Stock and other redeemable noncontrolling interests and equity	(106,347)	(84,059)	(69,211)	(38,875)

Net income (loss) available to common stockholders	$89,499	$(182,017)	$47,174	$(161,683)
Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.34	$(0.82)	$0.09	$(1.34)
Income (loss) from discontinued operations	0.14	(0.20)	0.19	0.29

Basic earnings (loss) per share	$0.48	$(1.02)	$0.28	$(1.05)
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.34	$(0.82)	$0.09	$(1.34)
Income (loss) from discontinued operations	0.14	(0.20)	0.19	0.29

Diluted earnings (loss) per share	$0.48	$(1.02)	$0.28	$(1.05)

Note 23. Other Financial Information

Accumulated Other Comprehensive Income (AOCI)

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

	2018			2017
December 31,	Laureate Education, Inc.	Noncontrolling Interests	Total	Laureate Education, Inc.	Noncontrolling Interests	Total
Foreign currency translation loss	$(1,127,719)	$459	$(1,127,260)	$(927,221)	$(33)	$(927,254)
Unrealized gains on derivatives	18,366	—	18,366	4,657	—	4,657
Minimum pension liability adjustment	(3,342)	—	(3,342)	(2,992)	—	(2,992)

Accumulated other comprehensive loss	$(1,112,695)	$459	$(1,112,236)	$(925,556)	$(33)	$(925,589)

        Laureate reports changes in AOCI in our Consolidated Statements of Stockholders' Equity. See also Note 15, Derivative Instruments, and Note 19, Benefit Plans, for the effects of reclassifications out of AOCI into net income.

Foreign Currency Exchange of Certain Intercompany Loans

        Laureate periodically reviews its investment and cash repatriation strategies in order to meet our liquidity requirements in the United States. Laureate recognized currency exchange adjustments attributable to intercompany loans that are not designated as indefinitely invested as Foreign currency exchange (loss) gain, net, of $(30,272), $289 and $45,761 in the Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016, respectively.

Supplemental Schedule for Transactions with Noncontrolling Interest Holders

        Transactions with noncontrolling interest holders had the following effects on the equity attributable to Laureate:

For the years ended December 31,	2018	2017	2016
Net income attributable to Laureate Education, Inc.	$370,067	$91,465	$371,847
(Decrease) increase in equity for changes in noncontrolling interests	(471)	(11,569)	1,003

Change from net income attributable to Laureate Education, Inc. and net transfers to the noncontrolling interests	$369,596	$79,896	$372,850

Write Off of Accounts and Notes Receivable

        During the years ended December 31, 2018, 2017 and 2016, Laureate wrote off approximately $95,000, $93,000 and $78,000, respectively, of fully reserved accounts and notes receivable that were deemed uncollectible.

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 24. Supplemental Cash Flow Information

        Cash interest payments, prior to interest income, for Continuing Operations and Discontinued Operations were $234,102, $384,157 and $367,334 for the years ended December 31, 2018, 2017 and 2016, respectively. Net income tax cash payments for Continuing Operations and Discontinued Operations were $143,000, $130,469 and $128,709 for the years ended December 31, 2018, 2017 and 2016, respectively.

        During the years ended December 31, 2018 and 2017, the Company paid cash dividends on the Series A Preferred Stock in the amount of $11,103 and $18,052, respectively.

Reconciliation of Cash and cash equivalents and Restricted cash

        The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets, as well as the December 31, 2016 balance. The December 31, 2018 and December 31, 2017 balances sum to the amounts shown in the Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017:

For the year ended December 31,	2018	2017	2016
Cash and cash equivalents	$388,490	$320,567	$295,785
Restricted cash	201,300	212,215	178,552

Total Cash and cash equivalents and Restricted cash shown in the Consolidated Statements of Cash Flows	$589,790	$532,782	$474,337

Note 25. Subsequent Events

Amendment of Sale Purchase Agreement for Inti Holdings

        As discussed in Note 4, Discontinued Operations and Assets Held for Sale, on January 17, 2019, the sale purchase agreement for Inti Holdings was amended in order to provide additional time for the purchaser to obtain all required regulatory approvals and, in addition, the parties agreed to reduce the total purchase price to $140,000. This would result in a net transaction value to the Company of $125,860, subject to customary closing adjustments.

Sale of St. Augustine

        As discussed in Note 4, Discontinued Operations and Assets Held for Sale, the sale of St. Augustine was completed on February 1, 2019 and the net proceeds were used to repay outstanding indebtedness under the 2024 Term Loan and the Revolving Credit Facility.

Stamford International University

        On February 12, 2019, LEI Singapore Holdings Pte. Ltd., a Singapore corporation (LEI Singapore), an indirect wholly owned subsidiary of the Company, and Laureate I B.V., a Netherlands corporation, an indirect wholly owned subsidiary of the Company, entered into a share sale and purchase agreement (the Thailand Sale & Purchase Agreement) with China YuHua Education Investment Limited, a British Virgin Islands corporation (YuHua), and China YuHua Education Corporation Limited, a Cayman Islands corporation (the YuHua Guarantor). Pursuant to the Thailand

Laureate Education, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars and shares in thousands)

Note 25. Subsequent Events (Continued)

Sale & Purchase Agreement, YuHua agreed to purchase from LEI Singapore all of LEI Singapore's interests in the issued share capital of Thai Education Holdings Company Limited, a Thailand corporation (TEDCO) and in Far East Stamford International Co. Ltd. (FES), a Thailand corporation. Laureate I B.V. agreed to guarantee certain obligations of LEI Singapore under the agreement and the YuHua Guarantor agreed to guarantee certain obligations of YuHua under the agreement. TEDCO is the owner of a controlling interest in FES, which is the license holder for Stamford International University, a member of the Laureate International Universities network with three campuses in Thailand. The total purchase price under the Thailand Sale & Purchase Agreement was approximately $35,300, and net proceeds to LEI Singapore were approximately $27,900, net of debt assumed by YuHua and other customary closing adjustments. The transaction closed on the same date. Of the $27,900 in net proceeds, LEI Singapore received $23,700 at closing. The balance of $4,200 will be payable upon satisfaction of certain post-closing requirements.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)), as of the end of the period covered by this report.

        Based on that evaluation, our CEO and CFO have concluded that, as of December 31, 2018, our disclosure controls and procedures are effective. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Remediation of Previously Identified Material Weaknesses

        Prior to the quarter ended December 31, 2018, we implemented processes and controls to enhance our internal control over financial reporting with respect to each of the four material weaknesses that were previously identified and disclosed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Risk Assessment

        As first disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the "2016 Form 10-K"), we identified a material weakness in our risk assessment process, which we determined was not operating adequately to identify and address the risks to our business and to establish appropriate control objectives given the environment in which we operate and the decentralized structure used to manage our operating activities.

        In order to remediate this material weakness, we have designed and implemented an improved enterprise wide risk management process that follows the COSO 2013 framework including identifying and mitigating risks to our business that could have an impact on our internal control over financial reporting. During 2017, a full review was performed on our processes and controls across locations in order to identify and address potential design gaps, to standardize the design of these processes and controls across locations, and to ensure location-specific processes and controls were designed to address location specific risks. Our process also includes periodic updates of the enterprise risk universe through the consideration of current and historical risks, periodic input from Corporate, segment and local management as well as other stakeholders. Each time a new risk is identified, we evaluate if additional controls are required to mitigate risks to our internal control over financial reporting. Also, during 2017, we engaged a global professional services firm as an extension of the internal controls team, to assist with the standardization of controls and risks globally and perform independent testing of the entity-level and transactional-level controls including IT general and application controls. During 2018, we implemented a formalized change management framework which is focused on identifying and addressing on a timely basis significant changes in the business that may have a controls implication. During the fourth quarter of 2018, we completed testing of the operating effectiveness of the controls and have concluded that the material weakness has been remediated as of December 31, 2018.

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

        During 2017, we designed and implemented a process to track and monitor contracts on a global basis. As part of our design, we have implemented an IT solution across all of our segments, which has further enhanced the process as a central repository for contracts, ensured segregation of duties, and facilitated contract review and approval. We enhanced our controls to ensure adequate due diligence is performed. In addition, the Company created a contract management function that has been staffed with employees located across our global footprint. The implementation of remediation activities has resulted in a contract management process that incorporates appropriate levels of due diligence, requisite management approvals, segregation of duties, and ongoing monitoring. During the fourth quarter of 2018, we completed testing of the operating effectiveness of the controls and have concluded that the material weakness has been remediated as of December 31, 2018.

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

        In order to remediate this material weakness, we have implemented processes and controls as part of our plan to remediate the material weakness around IT general controls including: identifying a global list of in-scope systems, designing and implementing a global monitoring control over the performance of IT general controls, providing targeted training to our IT control owners to further assist in correcting control deficiencies and walking through and testing our IT general controls. Also, the Company has created an IT Compliance group within the Global IT department whose mission is to identify and monitor the general IT control environment. These resources are located across our global footprint. IT general controls have been implemented across our IT general control environment. During the fourth quarter of 2018, we completed testing of the operating effectiveness of the controls and have concluded that the material weakness has been remediated as of December 31, 2018.

Key Reports and Spreadsheets

        As first disclosed in our Registration Statement on Form S-1 filed on October 2, 2015, we identified a material weakness in that we had inadequate controls over key reports and spreadsheets. Specifically, we did not design adequate controls to address the completeness and accuracy of key reports and key spreadsheets.

        In order to remediate this material weakness, we have designed and implemented a process to ensure the completeness and accuracy of key reports and key spreadsheets used in our internal controls over financial reporting. During 2017, we completed the process of creating an inventory of these reports and spreadsheets across our significant locations and provided training to employees responsible for the relevant controls that involve these reports and spreadsheets. We have implemented a standardized process to identify and test the completeness and accuracy of the key reports and spreadsheets. During 2018, we performed base-line testing of the key reports and instituted change management controls, which will be tested on an ongoing basis. We also restricted access to all key spreadsheets to appropriate individuals to protect from inadvertent or unintentional changes to data. During the fourth quarter of 2018, we completed testing of the operating effectiveness of the controls and have concluded that the material weakness has been remediated as of December 31, 2018.

  Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

        Certain of this information will be contained in our definitive proxy statement for the 2019 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Executive Officers

        The following table sets forth information regarding our current executive officers, including their ages. Executive officers serve at the request of the board of directors. There are no family relationships among any of our executive officers.

Name	Age	Position
Eilif Serck-Hanssen	53	Director, Chief Executive Officer
Ricardo Berckemeyer	49	President, Chief Operating Officer
Jean-Jacques Charhon	53	Executive Vice President and Chief Financial Officer
Timothy P. Grace	55	Chief Human Resources Officer
Juan José Hurtado	54	Senior Vice President, Global Operations & Learning and Innovation
Jose Roberto Loureiro	55	Chief Executive Officer, Brazil
Victoria E. Silbey	55	Senior Vice President, Secretary, and Chief Legal Officer
Paula Singer	64	Chief Executive Officer, Walden and Laureate Online Partners

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

        Timothy P. Grace has served as our Chief Human Resources Officer since May 2018. Prior to joining the Company, Mr. Grace served as the Chief Human Resources Officer for Toys"R"Us, Inc. from September 2015 to May 2018. From March 2014 to September 2015, he served as Group Vice President of Human Resources at L'Oréal Group, and from 2002 to March 2014, he served as Senior Vice President of Human Resources for the Americas at Schindler Elevator Corporation. Mr. Grace holds a B.A. in Industrial Psychology from State University of New York at Fredonia and a M.S. in Industrial and Labor Relations from West Virginia University.

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

        Except as described below, during the past ten years (i) no petition has been filed under federal bankruptcy laws or any state insolvency laws by or against any of our executive officers, (ii) no receiver, fiscal agent or similar officer was appointed by a court for the business or property of any of our executive officers and (iii) none of our executive officers was an executive officer of any business entity or a general partner of any partnership at or within two years before the filing of a petition under the federal bankruptcy laws or any state insolvency laws by or against such entity. In September 2017, during the time that Mr. Grace was an executive officer at Toys"R"Us, Inc., that company filed for protection under Chapter 11 of the U.S. Bankruptcy Code.

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

ITEM 11.    EXECUTIVE COMPENSATION

        This information will be contained in our definitive proxy statement for the 2019 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        This information will be contained in our definitive proxy statement for the 2019 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        This information will be contained in our definitive proxy statement for the 2019 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        This information will be contained in our definitive proxy statement for the 2019 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
The following documents are filed as part of this report:

(1)
Financial Statements

    See Index to Financial Statements

  (2)
  Those exhibits required by Item 601 of Regulation S-K and by paragraph (b) below.

(b)
The following exhibits are filed as part of this Annual Report or, where indicated, were filed and are incorporated by reference:

Exhibit No.		Exhibit Description	Form	File Number	Exhibit Number	Filing Date
2.1	#	Amended and Restated Sale and Purchase Agreement, dated as of November 22, 2017 and amended and restated on January 11, 2018, by and among LEI European Investments B.V., Laureate International B.V. and Galileo Global Education Luxco S.À R.L.	10-K	001-38002	2.7	03/20/2018

2.2	#	Sale and Purchase Agreement, dated April 12, 2018, among LEI European Investments B.V., Laureate International B.V. and Global University Systems Germany B.V.	8-K	001-38002	2.1	04/18/2018

2.3	#	Asset Purchase Agreement, dated January 15, 2018, among Kendall College, LLC, The Dining Room at Kendall NFP, National Louis University and Laureate Education, Inc.	8-K	001-38002	2.1	08/07/2018

2.4	#	Membership Interest Purchase Agreement, dated April 24, 2018, by and among Laureate Education, Inc., Exeter Street Holdings, LLC, University of St. Augustine for Health Sciences, LLC and University of St. Augustine Acquisition Corp.	10-Q	001-38002	2.4	08/09/2018

2.5	*#	Sale and Purchase Agreement, dated December 12, 2018, by and among Iniciativas Culturales de España S.L., Laureate I B.V. and Samarinda Investments, S.L.

3.1		Amended and Restated Certificate of Incorporation	S-1/A	333-207243	3.1	01/31/2017

3.2		Amended and Restated Bylaws	S-1/A	333-207243	3.2	01/31/2017

3.3		Certificate of Retirement of Convertible Redeemable Preferred Stock, Series A	8-K	001-38002	3.1	07/20/2018

Exhibit No.		Exhibit Description	Form	File Number	Exhibit Number	Filing Date
4.1		Indenture, dated as of April 21, 2017, between Laureate Education, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee, governing the 9.250% Replacement Senior Notes due 2019	8-K	001-38002	4.1	04/27/2017

4.2		Form of Global Note governing the 9.250% Replacement Senior Notes due 2019 (included as Exhibit A to Exhibit 4.1)	8-K	001-38002	4.1	04/27/2017

4.3		Indenture, dated as of April 26, 2017, by and among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the 8.250% Senior Notes due 2025	8-K	001-38002	4.3	04/27/2017

4.4		Form of 8.250% Senior Note due 2025 (included as Exhibit A to Exhibit 4.3)	8-K	001-38002	4.3	04/27/2017

10.1	†	2007 Stock Incentive Plan for Key Employees of Laureate Education, Inc. and its Subsidiaries	S-1/A	333-207243	10.31	11/20/2015

10.2	†	2007 Stock Incentive Plan Form of Stock Option Agreement, as amended on August 31, 2010	S-1/A	333-207243	10.32	11/20/2015

10.3	†	2013 Long-Term Incentive Plan Form of Stock Option Agreement effective as of September 11, 2013	S-1/A	333-207243	10.34	11/20/2015

10.4	†	Laureate Education, Inc. Deferred Compensation Plan, as amended and restated effective January 1, 2009	S-1/A	333-207243	10.35	11/20/2015

10.5	†	Form of Management Stockholder's Agreement for equityholders	S-1/A	333-207243	10.36	11/20/2015

10.6	†	Deferred Compensation Letter Agreement, dated August 16, 2007, by and among L Curve Sub Inc., Laureate Education, Inc. and Douglas L. Becker	S-1/A	333-207243	10.38	12/23/2015

10.7	†	Deferred Compensation Letter Agreement, dated December 24, 2015, between Laureate Education, Inc. and Douglas L. Becker	S-4/A	333-208758	10.37	01/20/2016

10.8	†	2nd Amended and Restated Executive Interest Subscription Agreement, dated August 31, 2010, between Wengen Alberta, Limited Partnership and Douglas L. Becker	S-1/A	333-207243	10.39	11/20/2015

Exhibit No.		Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.9	†	Employment Offer Letter, dated July 21, 2008, between Laureate Education, Inc. and Eilif Serck-Hanssen	S-1/A	333-207243	10.40	11/20/2015

10.10	†	Amendment to Employment Offer Letter, dated December 9, 2010, between Laureate Education, Inc. and Eilif Serck-Hanssen	S-1/A	333-207243	10.41	11/20/2015

10.11	†	Time-Based Restricted Stock Agreement, effective August 5, 2008, between Laureate Education, Inc. and Eilif Serck-Hanssen	S-1/A	333-207243	10.42	11/20/2015

10.12	†	Form of Time-Based Restricted Stock Units Agreement, for grants from and after September 11, 2013	S-1/A	333-207243	10.43	11/20/2015

10.13		Support Services Agreement between Santa Fe University of Art and Design, LLC and Laureate Education, Inc. dated October 1, 2014	S-1/A	333-207243	10.44	11/20/2015

10.14		Master Service and Confidentiality Agreement, dated April 28, 2014, by and between Laureate Education, Inc. and Accenture LLP	S-1/A	333-207243	10.45	11/20/2015

10.15	‡	System Wide Master Agreement, dated April 10, 2015, between Blackboard Inc. and Laureate Education, Inc.	S-1/A	333-207243	10.46	11/20/2015

10.16	†	Form of Stockholders' Agreement for Entity-Appointed Directors	S-1/A	333-207243	10.47	11/20/2015

10.17	†	Form of Stockholders' Agreement for Individual Directors	S-1/A	333-207243	10.48	11/20/2015

10.18	†	2013 Long-Term Incentive Plan Form of Restricted Stock Units Agreement	S-1/A	333-207243	10.49	11/20/2015

10.19	†	2013 Long-Term Incentive Plan Form of Performance Share Units Agreement	S-1/A	333-207243	10.50	11/20/2015

10.20		Form of Laureate Education, Inc. Note Exchange Agreement dated as of April 15, 2016	S-1/A	333-207243	10.53	05/20/2016

10.21	†	Executive Retention Agreement, dated February 25, 2016, by and between Ricardo Berckemeyer and Laureate Education, Inc., effective as of September 1, 2015	S-1/A	333-207243	10.54	05/20/2016

Exhibit No.		Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.22	†	2013 Long-Term Incentive Plan Form of Performance Share Units Agreement for 2016 for Named Executive Officers	S-1/A	333-207243	10.55	05/20/2016

10.23	†	2013 Long-Term Incentive Plan Form of Performance Share Units Agreement for 2016	S-1/A	333-207243	10.56	05/20/2016

10.24	†	2013 Long-Term Incentive Plan Form of Stock Option Agreement for 2016 for Named Executive Officers	S-1/A	333-207243	10.57	05/20/2016

10.25	†	013 Long-Term Incentive Plan Form of Stock Option Agreement for 2016	S-1/A	333-207243	10.58	05/20/2016

10.26	†	2013 Long-Term Incentive Plan Form of Restricted Stock Units Agreement for 2016 for Named Executive Officers	S-1/A	333-207243	10.59	05/20/2016

10.27	†	2013 Long-Term Incentive Plan Form of Restricted Stock Units Agreement for 2016	S-1/A	333-207243	10.60	05/20/2016

10.28		Subscription Agreement, dated as of December 4, 2016, by and among Laureate Education, Inc., Macquarie Sierra Investment Holdings Inc., and each of the other Persons listed on Schedule A and Schedule B thereto	S-1/A	333-207243	10.63	12/15/2016

10.29		Registration Rights Agreement by and among Laureate Education, Inc., each of the Investors set forth on Schedule A thereto, Douglas L. Becker and Wengen Alberta, Limited Partnership	10-K	001-38002	10.29	03/20/2018

10.30		Investors' Stockholders Agreement by and among Laureate Education, Inc., Wengen Alberta, Limited Partnership and the Investors set forth on Schedule A thereto	10-K	001-38002	10.30	03/20/2018

10.31	†	Deferred Compensation Letter Agreement, dated December 30, 2016, between Laureate Education, Inc. and Douglas L. Becker	S-1/A	333-207243	10.68	01/10/2017

10.32		Exchange and Registration Rights Agreement, dated as of December 30, 2016, among Laureate Education, Inc., the guarantors listed on the signature pages thereto and the initial holders listed on the signature pages thereto	S-1/A	333-207243	10.69	01/10/2017

Exhibit No.		Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.33	†	2013 Long-Term Incentive Plan Form of Restricted Stock Units Agreement for October 2016	S-1/A	333-207243	10.70	01/10/2017

10.34	†	2013 Long-Term Incentive Plan Form of Performance Share Units Agreement for Named Executive Officers for October 2016	S-1/A	333-207243	10.71	01/10/2017

10.35	†	2013 Long-Term Incentive Plan Form of Performance Share Units Agreement for October 2016	S-1/A	333-207243	10.72	01/10/2017

10.36	†	Form of Cash Long-Term Incentive Plan Agreement	S-1/A	333-207243	10.73	01/10/2017

10.37		Amended and Restated Securityholders Agreement by and among Wengen Alberta, Limited Partnership, Laureate Education, Inc. and the other parties thereto	8-K	001-38002	10.1	02/06/2017

10.38		Amended and Restated Registration Rights Agreement by and among Wengen Alberta, Limited Partnership, Wengen Investments Limited, Laureate Education, Inc. and the other parties thereto	8-K	001-38002	10.2	02/06/2017

10.39	†	Amendment to the 2007 Stock Incentive Plan for Key Employees of Laureate Education, Inc. and its Subsidiaries	10-K	001-38002	10.76	03/29/2017

10.40	†	CEO Option Award Agreement, $17.00 per share exercise price	8-K	001-38002	10.3	02/06/2017

10.41	†	CEO Option Award Agreement, $21.32 per share exercise price	8-K	001-38002	10.4	02/06/2017

10.42		Form of Confirmation Letter, dated April 21, 2017, between Laureate Education, Inc. and the other party thereto	8-K	001-38002	10.1	04/27/2017

10.43	†	Separation Agreement and General Release, dated March 28, 2017, between Enderson Guimarães and Laureate Education, Inc., effective as of March 23, 2017	10-Q	001-38002	10.80	05/11/2017

Exhibit No.	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.44	Seventh Amendment to Amended and Restated Credit Agreement, Amendment to Security Documents, and Release of Foreign Obligations and Certain Credit Parties, dated April 26, 2017, among Laureate Education, Inc., Iniciativas Culturales de España S.L., as the foreign subsidiary borrower, certain domestic subsidiaries of Laureate Education, Inc., Citibank, N.A., as administrative agent and collateral agent, certain financial institutions, and others party thereto	10-Q	001-38002	10.81	05/11/2017

10.45	Second Amended and Restated Credit Agreement, dated as of April 26, 2017, among Laureate Education, Inc., the lending institutions party thereto from time to time, and Citibank, N.A., as administrative agent and collateral agent	10-Q	001-38002	10.82	05/11/2017

10.46	Amended and Restated Guarantee, dated as of April 26, 2017, by Laureate Education, Inc. and certain domestic subsidiaries of Laureate Education, Inc. party thereto from time to time, as guarantors, in favor of Citibank, N.A., as collateral agent	10-Q	001-38002	10.83	05/11/2017

10.47	Amended and Restated Pledge Agreement, dated as of April 26, 2017, among Laureate Education, Inc. and certain domestic subsidiaries of Laureate Education, Inc. party thereto from time to time, as pledgors, and Citibank, N.A., as collateral agent	10-Q	001-38002	10.84	05/11/2017

10.48	Amended and Restated Security Agreement, dated as of April 26, 2017, among Laureate Education, Inc. and certain domestic subsidiaries of Laureate Education, Inc. party thereto from time to time, as grantors, and Citibank, N.A., as collateral agent	10-Q	001-38002	10.85	05/11/2017

10.49	Second Amended and Restated Collateral Agreement, dated as of April 26, 2017, between Walden University, LLC, certain other domestic subsidiaries of Laureate Education, Inc. from time to time, and Citibank, N.A., as collateral agent	10-Q	001-38002	10.86	05/11/2017

Exhibit No.		Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.50	†	Laureate Education, Inc. Amended and Restated 2013 Long-Term Incentive Plan	8-K	001-38002	10.1	06/20/2017

10.51	†	Amended and Restated 2013 Long-Term Incentive Plan Form of Annual Performance Share Units Notice and Agreement for 2017	10-Q	001-38002	10.51	08/08/2017

10.52	†	Amended and Restated 2013 Long-Term Incentive Plan Form of Performance-based Stock Option Agreement for 2017	10-Q	001-38002	10.52	08/08/2017

10.53	†	Amended and Restated 2013 Long-Term Incentive Plan Form of Time-based Stock Option Agreement for 2017	10-Q	001-38002	10.53	08/08/2017

10.54	†	Amended and Restated 2013 Long-Term Incentive Plan Form of Restricted Stock Units Notice and Agreement for 2017	10-Q	001-38002	10.54	08/08/2017

10.55	†	Amended and Restated 2013 Long-Term Incentive Plan Form of Performance Share Units Notice and Agreement for 2017	10-Q	001-38002	10.55	08/08/2017

10.56	†	Amended and Restated 2013 Long-Term Incentive Plan Form of Performance-based Stock Option Agreement for 2017 for Certain Executives	10-Q	001-38002	10.56	08/08/2017

10.57	†	Amended and Restated 2013 Long-Term Incentive Plan Form of Time-based Stock Option Agreement for 2017 for Certain Executives	10-Q	001-38002	10.57	08/08/2017

10.58	†	Amended and Restated 2013 Long-Term Incentive Plan Form of Restricted Stock Units Notice and Agreement for 2017 for Certain Executives	10-Q	001-38002	10.58	08/08/2017

10.59	†	Form of 2017-2018 Laureate Executive Cash Long-Term Bonus Plan for Certain Executives	10-Q	001-38002	10.59	08/08/2017

10.61	†	Employment Offer Letter, dated August 15, 2017, between Laureate Education, Inc. and Victoria Silbey	10-Q	001-38002	10.61	11/08/2017

10.62	†	Separation Agreement and General Release, dated July 11, 2017, between Timothy F. Daniels and Laureate Education, Inc., effective December 31, 2017	10-Q	001-38002	10.62	11/08/2017

Exhibit No.		Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.63	†	Separation Agreement and General Release, dated August 28, 2017, between Robert W. Zentz and Laureate Education, Inc., effective December 31, 2017	10-Q	001-38002	10.63	11/08/2017

10.64	†	Form of Stock Option Agreement with exercise price of $18.36 for certain executives	10-Q	001-38002	10.64	11/08/2017

10.65	†	Form of Stock Option Agreement with exercise price of $21.00 for certain executives	10-Q	001-38002	10.65	11/08/2017

10.66		First Amendment to Second Amended and Restated Credit Agreement, dated as of February 1, 2018 among Laureate Education, Inc., Citibank, N.A., as administrative agent and collateral agent, the other parties and financial institutions party thereto	8-K	001-38002	10.1	02/01/2018

10.67	†	Employment Offer Letter, dated November 6, 2017, between Laureate Education, Inc. and Jean-Jacques Charhon	10-K	001-38002	10.67	03/20/2018

10.68	†	Transitional Employment Agreement, effective as of November 9, 2017, between Paula Singer and Laureate Education, Inc.	10-K	001-38002	10.68	03/20/2018

10.69	†	Release Agreement, dated November 9, 2017, between Enderson Guimarães and Laureate Education, Inc.	10-K	001-38002	10.69	03/20/2018

10.70	†	Chairman Compensation Agreement, dated December 29, 2017, between Douglas Becker and Laureate Education, Inc.	10-K	001-38002	10.70	03/20/2018

10.71		Stock Option Agreement, dated as of January 2, 2018, between Jean-Jacques Charhon and Laureate Education, Inc.	10-Q	001-38002	10.71	05/09/2018

10.72	†	Employment Offer Letter, dated May 3, 2018, between Timothy Grace and Laureate Education, Inc.	10-Q	001-38002	10.72	08/09/2018

10.73	*†	Amended and Restated International Letter of Assignment, dated July 12, 2017, between Neel Broker and Laureate Education, Inc.

Exhibit No.		Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.74	*†	Addendum, dated December 18, 2018, to the Amended and Restated International Letter of Assignment between Neel Broker and Laureate Education, Inc.

21.1	*	List of Subsidiaries of the Registrant

23.1	*	Consent of PricewaterhouseCoopers LLP

31.1	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	*	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Ex. 101.INS	*	XBRL Instance Document

Ex. 101.SCH	*	XBRL Taxonomy Extension Schema Document

Ex. 101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

Ex. 101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

Ex. 101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

Ex. 101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

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

ITEM 16.    FORM 10-K SUMMARY.

        None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2019.

LAUREATE EDUCATION, INC.
By:	/s/ JEAN-JACQUES CHARHON
	Name:	Jean-Jacques Charhon
	Title:	Executive Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ EILIF SERCK-HANSSEN Eilif Serck-Hanssen	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2019
/s/ JEAN-JACQUES CHARHON Jean-Jacques Charhon	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2019
/s/ TAL DARMON Tal Darmon	Chief Accounting Officer, Senior Vice President and Global Corporate Controller (Principal Accounting Officer)	February 28, 2019
/s/ KENNETH W. FREEMAN Kenneth W. Freeman	Chairman of the Board	February 28, 2019
/s/ BRIAN F. CARROLL Brian F. Carroll	Director	February 28, 2019
/s/ ANDREW B. COHEN Andrew B. Cohen	Director	February 28, 2019
/s/ WILLIAM L. CORNOG William L. Cornog	Director	February 28, 2019

Name	Title	Date

/s/ PEDRO DEL CORRO Pedro del Corro	Director	February 28, 2019
/s/ MICHAEL J. DURHAM Michael J. Durham	Director	February 28, 2019
/s/ GEORGE MUÑOZ George Muñoz	Director	February 28, 2019
/s/ DR. JUDITH RODIN Dr. Judith Rodin	Director	February 28, 2019
/s/ IAN K. SNOW Ian K. Snow	Director	February 28, 2019
/s/ STEVEN M. TASLITZ Steven M. Taslitz	Director	February 28, 2019