Form 10-Q
period 2019-03-31
LAUREATE EDUCATION, INC.
filed 2019-05-09
CIK 912766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2019
OR
☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to __________.
Commission File Number: 001-38002
Laureate Education, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-1492296
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
650 S. Exeter Street, Baltimore, Maryland	21202
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (410) 843-6100
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.004 per share	LAUR	The NASDAQ Stock Market LLC (Nasdaq Global Select Market)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).                             Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☐ Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2019
Class A common stock, par value $0.004 per share	107,782,733 shares
Class B common stock, par value $0.004 per share	116,857,483 shares

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
IN THOUSANDS, except per share amounts

For the three months ended March 31,	2019	2018
	(Unaudited)	(Unaudited)
Revenues	$621,796	$632,216
Costs and expenses:
Direct costs	652,414	677,535
General and administrative expenses	53,911	47,302
Operating loss	(84,529)	(92,621)
Interest income	3,553	3,268
Interest expense	(54,655)	(63,335)
Loss on debt extinguishment	(10,622)	(7,481)
Gain (loss) on derivatives	5,183	(19,340)
Other income, net	359	2,597
Foreign currency exchange loss, net	(4,659)	(11,782)
Loss from continuing operations before income taxes	(145,370)	(188,694)
Income tax benefit	35,056	23,059
Loss from continuing operations	(110,314)	(165,635)
Income from discontinued operations, including tax expense of ($9,350) and ($46,382), respectively	56,574	18,853
Gain on sales of discontinued operations, net, including tax benefit of $287 and $20,792, respectively	248,005	318,327
Net income	194,265	171,545
Net income attributable to noncontrolling interests	(3,022)	(2,666)
Net income attributable to Laureate Education, Inc.	$191,243	$168,879

Accretion of other redeemable noncontrolling interests and equity and Series A convertible redeemable preferred stock	263	(57,403)
Net income available to common stockholders	$191,506	$111,476

Basic and diluted earnings (loss) per share:
Loss from continuing operations	$(0.50)	$(1.20)
Income from discontinued operations	1.35	1.79
Basic and diluted earnings per share	$0.85	$0.59

The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
IN THOUSANDS

For the three months ended March 31,	2019	2018
	(Unaudited)	(Unaudited)
Net income	$194,265	$171,545
Other comprehensive income:
Foreign currency translation adjustment, net of tax of $0 for both periods	49,551	83,369
Unrealized gain on derivative instruments, net of tax of $0 for both periods	2,609	2,210
Minimum pension liability adjustment, net of tax of $0	—	376
Total other comprehensive income	52,160	85,955
Comprehensive income	246,425	257,500
Net comprehensive income attributable to noncontrolling interests	(3,052)	(2,387)
Comprehensive income attributable to Laureate Education, Inc.	$243,373	$255,113

The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
IN THOUSANDS, except per share amounts

	March 31, 2019	December 31, 2018
Assets	(Unaudited)
Current assets:
Cash and cash equivalents (includes VIE amounts of $75,019 and $158,387, see Note 2)	$278,782	$388,490
Restricted cash	203,633	201,300
Receivables:
Accounts and notes receivable	606,235	399,322
Other receivables	13,429	11,596
Allowance for doubtful accounts	(165,011)	(161,649)
Receivables, net	454,653	249,269
Income tax receivable	82,269	18,515
Prepaid expenses and other current assets	72,474	53,187
Current assets held for sale	308,650	306,372
Total current assets (includes VIE amounts of $590,857 and $483,613, see Note 2)	1,400,461	1,217,133
Notes receivable, net	7,159	2,397
Property and equipment:
Land	239,536	234,826
Buildings	651,359	645,177
Furniture, equipment and software	995,564	968,468
Leasehold improvements	330,749	356,824
Construction in-progress	38,500	60,919
Accumulated depreciation and amortization	(1,018,103)	(987,279)
Property and equipment, net	1,237,605	1,278,935
Operating lease right-of-use assets, net	952,890	—
Land use rights, net	1,592	1,552
Goodwill	1,738,228	1,707,089
Other intangible assets:
Tradenames	1,134,342	1,126,244
Other intangible assets, net	2,476	25,429
Deferred costs, net	68,049	66,835
Deferred income taxes	145,455	136,487
Derivative instruments	6,197	3,259
Other assets	177,855	172,817
Long-term assets held for sale	961,212	1,031,459
Total assets (includes VIE amounts of $1,360,948 and $1,196,813, see Note 2)	$7,833,521	$6,769,636

The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)
IN THOUSANDS, except per share amounts

	March 31, 2019	December 31, 2018
Liabilities and stockholders' equity	(Unaudited)
Current liabilities:
Accounts payable	$70,629	$67,303
Accrued expenses	241,368	227,583
Accrued compensation and benefits	143,194	196,355
Deferred revenue and student deposits	556,384	193,226
Current portion of operating leases	97,517	—
Current portion of long-term debt and finance leases	105,264	101,866
Current portion of due to shareholders of acquired companies	25,251	23,820
Income taxes payable	22,288	20,901
Derivative instruments	1,223	4,021
Other current liabilities	23,033	46,621
Current liabilities held for sale	315,521	308,391
Total current liabilities (includes VIE amounts of $358,368 and $207,977, see Note 2)	1,601,672	1,190,087
Long-term operating leases, less current portion	871,588	—
Long-term debt and finance leases, less current portion	2,136,328	2,593,585
Due to shareholders of acquired companies, less current portion	21,044	21,571
Deferred compensation	12,918	12,778
Income taxes payable	89,706	93,460
Deferred income taxes	217,886	217,558
Derivative instruments	—	6,656
Other long-term liabilities	166,385	214,306
Long-term liabilities held for sale	374,179	354,293
Total liabilities (includes VIE amounts of $521,229 and $274,744, see Note 2)	5,491,706	4,704,294
Redeemable noncontrolling interests and equity	13,909	14,396
Stockholders' equity:
Preferred stock, par value $0.001 per share – 49,889 shares authorized as of March 31, 2019 and December 31, 2018, respectively, no shares issued and outstanding as of March 31, 2019 and December 31, 2018	—	—
Class A common stock, par value $0.004 per share – 700,000 shares authorized, 107,783 shares issued and outstanding as of March 31, 2019 and 107,450 shares issued and outstanding as of December 31, 2018	431	430
Class B common stock, par value $0.004 per share – 175,000 shares authorized, 116,857 shares issued and outstanding as of March 31, 2019 and 116,865 shares issued and outstanding as of December 31, 2018	467	467
Additional paid-in capital	3,705,787	3,703,796
Accumulated deficit	(310,732)	(530,919)
Accumulated other comprehensive loss	(1,060,565)	(1,112,695)
Total Laureate Education, Inc. stockholders' equity	2,335,388	2,061,079
Noncontrolling interests	(7,482)	(10,133)
Total stockholders' equity	2,327,906	2,050,946
Total liabilities and stockholders' equity	$7,833,521	$6,769,636
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
IN THOUSANDS

For the three months ended March 31,	2019	2018
Cash flows from operating activities	(Unaudited)	(Unaudited)
Net income	$194,265	$171,545
Adjustments to reconcile net income to net cash provided by (uesd in) operating activities:
Depreciation and amortization	47,644	67,762
Amortization of operating lease right-of-use assets	33,374	—
Gain on sales of subsidiaries and disposal of property and equipment, net	(246,803)	(297,479)
(Gain) loss on derivative instruments	(5,343)	19,132
Payments for settlement of derivative contracts	(8,233)	—
Loss on debt extinguishment	10,622	7,481
Non-cash interest expense	5,076	4,645
Non-cash share-based compensation expense	3,149	(3,756)
Bad debt expense	23,650	22,153
Deferred income taxes	8,835	(26,560)
Unrealized foreign currency exchange loss	5,458	1,082
Non-cash loss from non-income tax contingencies	4,561	2,121
Other, net	1,537	(315)
Changes in operating assets and liabilities:
Receivables	(264,944)	(268,434)
Prepaid expenses and other assets	(62,433)	(20,158)
Accounts payable and accrued expenses	(47,929)	(61,087)
Income tax receivable/payable, net	(45,012)	(14,810)
Deferred revenue and other liabilities	387,500	389,602
Net cash provided by (used in) operating activities	44,974	(7,076)
Cash flows from investing activities
Purchase of property and equipment	(32,319)	(44,245)
Expenditures for deferred costs	(3,488)	(3,365)
Receipts from sales of discontinued operations and property and equipment, net of cash sold	330,998	359,510
Settlement of derivatives related to sale of discontinued operations	—	(9,960)
Business acquisitions, net of cash acquired	(1,194)	—
Payments from related parties	87	750
Net cash provided by investing activities	294,084	302,690
Cash flows from financing activities
Proceeds from issuance of long-term debt, net of original issue discount	90,630	188,563
Payments on long-term debt	(532,592)	(541,812)
Payments of deferred purchase price for acquisitions	(369)	(5,534)
Payments to purchase noncontrolling interests	—	(127)
Payment of dividends on Series A Preferred Stock	—	(9,719)
Withholding of shares to satisfy tax withholding for vested stock awards	(1,420)	(803)
Payments of debt issuance costs and redemption premiums	(5,226)	(148)
(Distributions to) contributions from noncontrolling interest holders	(625)	581
Net cash used in financing activities	(449,602)	(368,999)
Effects of exchange rate changes on Cash and cash equivalents and Restricted cash	2,045	22,150
Change in cash included in current assets held for sale	1,124	(100)
Net change in Cash and cash equivalents and Restricted cash	(107,375)	(51,335)
Cash and cash equivalents and Restricted cash at beginning of period	589,790	532,782
Cash and cash equivalents and Restricted cash at end of period	$482,415	$481,447

The accompanying notes are an integral part of these consolidated financial statements.

Laureate Education, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars and shares in thousands)
Note 1. Description of Business

Laureate Education, Inc. and subsidiaries (hereinafter Laureate, we, us, our, or the Company) provide higher education programs and services to students through an international network of licensed universities and higher education institutions (institutions). Laureate's programs are provided through institutions that are campus-based and internet-based, or through electronically distributed educational programs (online). On October 1, 2015, we redomiciled in Delaware as a public benefit corporation as a demonstration of our long-term commitment to our mission to benefit our students and society. The Company completed its initial public offering (IPO) on February 6, 2017 and its shares are listed on the Nasdaq Global Select Market under the symbol ‘‘LAUR.’’

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

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, these financial statements include all adjustments considered necessary to present a fair statement of our consolidated results of operations, financial position and cash flows. Operating results for any interim period are not necessarily indicative of the results that may be expected for the full year. These unaudited Consolidated Financial Statements should be read in conjunction with Laureate's audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the 2018 Form 10-K).

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
Under ASC 810-10, ‘‘Consolidation,’’ we have determined that these institutions are VIEs and that Laureate is the primary beneficiary of these VIEs because we have, as further described herein: (1) the power to direct the activities of the VIEs that most significantly affect their educational and economic performance and (2) the right to receive economic benefits from contractual and other arrangements with the VIEs that could potentially be significant to the VIEs. We account for the acquisition of the right to control a VIE in accordance with ASC 805, ‘‘Business Combinations.’’

The VIEs in Brazil and Mexico comprise several not-for-profit foundations that have insignificant revenues and operating expenses. Selected Consolidated Statements of Operations information for VIEs that are included in continuing operations was as follows, net of the charges related to the above-described contractual arrangements:

For the three months ended March 31,	2019	2018
Selected Statements of Operations information:
Revenues, by segment:
Brazil	$—	$—
Mexico	—	—
Andean	56,450	55,036
Revenues	56,450	55,036

Depreciation and amortization	6,096	6,744

Operating loss, by segment:
Brazil	(18)	(18)
Mexico	(97)	(157)
Andean	(27,220)	(39,251)
Operating loss	(27,335)	(39,426)

Net loss	(24,200)	(34,994)
Net loss attributable to Laureate Education, Inc.	(24,200)	(34,994)

The following table reconciles the Net (loss) income attributable to Laureate Education, Inc. as presented in the table above, to the amounts in our Consolidated Statements of Operations:

For the three months ended March 31,	2019	2018
Net (loss) income attributable to Laureate Education, Inc.:
Variable interest entities	$(24,200)	$(34,994)
Other operations	(45,211)	(18,268)
Corporate and eliminations	260,654	222,141
Net income attributable to Laureate Education, Inc.	$191,243	$168,879

The following table presents selected assets and liabilities of the consolidated VIEs. Except for Goodwill, the assets in the table below include the assets that can be used only to settle the obligations for the VIEs. The liabilities in the table are liabilities for which the creditors of the VIEs do not have recourse to the general credit of Laureate.

Selected Consolidated Balance Sheet amounts for these VIEs were as follows:

	March 31, 2019		December 31, 2018
	VIE	Consolidated	VIE	Consolidated
Balance Sheets data:
Cash and cash equivalents	$75,019	$278,782	$158,387	$388,490
Current assets held for sale	194,353	308,650	183,880	306,372
Other current assets	321,485	813,029	141,346	522,271
Total current assets	590,857	1,400,461	483,613	1,217,133

Goodwill	172,675	1,738,228	168,473	1,707,089
Tradenames	68,273	1,134,342	66,929	1,126,244
Other intangible assets, net	—	2,476	—	25,429
Operating lease right-of-use assets, net	76,149	952,890	—	—
Long-term assets held for sale	170,787	961,212	165,087	1,031,459
Other long-term assets	282,207	1,643,912	312,711	1,662,282
Total assets	1,360,948	7,833,521	1,196,813	6,769,636

Current liabilities held for sale	91,912	315,521	101,320	308,391
Other current liabilities	266,456	1,286,151	106,657	881,696
Long-term operating leases, less current portion	65,649	871,588	—	—
Long-term liabilities held for sale	63,847	374,179	42,265	354,293
Long-term debt and other long-term liabilities	33,365	2,644,267	24,502	3,159,914
Total liabilities	521,229	5,491,706	274,744	4,704,294

Total stockholders' equity	839,719	2,327,906	922,069	2,050,946
Total stockholders' equity attributable to Laureate Education, Inc.	839,323	2,335,388	921,747	2,061,079

On January 24, 2018, a new Higher Education Law (the New Law) was passed by the Chilean Congress. Among other things, the New Law prohibits conflicts of interests and related party transactions involving universities and their controlling parties, with certain exceptions. These exceptions include the provision of services that are educational in nature or essential for the university's purposes.

The New Law, which has an implementation date of May 29, 2019, established a Superintendency of Higher Education, with authority to regulate institutions of higher education and promulgate regulations and procedures implementing the New Law. We anticipate that the Superintendent of Higher Education will promulgate regulations or other guidance. In anticipation of the implementation of the New Law, we have modified and will continue to modify some of our relationships with the Chilean universities in our network and we will continue to evaluate the impact the New Law will have on our Chilean operations. We do not believe the New Law will change our relationship with our two tech/voc institutions in Chile that are for-profit entities.

Additionally, we will continue to evaluate our accounting treatment of the Chilean non-profit universities to determine whether we can continue to consolidate them. Our continuing evaluation of the impact of the New Law may result in changes to our expectations due to changes in our interpretations of the law, assumptions used, and additional guidance that may be issued.

Recently Adopted Accounting Standards

Accounting Standards Update (ASU) No. 2016-02 (ASU 2016-02), Leases (Topic 842)

On February 25, 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-02, which requires lessees to recognize on their balance sheet a right-of-use (ROU) asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The liability is equal to the present value of the lease payments. The asset is based on the liability, subject to adjustment, such as for initial direct costs and uneven rent payments. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Operating leases result in straight-line expense (similar to operating leases prior to adoption of ASU 2016-02) while finance leases will result in a front-loaded expense pattern (similar to capital leases prior to adoption of ASU 2016-02).

Laureate adopted ASU 2016-02 as of January 1, 2019 under a modified retrospective method. The standard provided companies with an additional, optional transition method that allowed entities to prospectively apply the requirements by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We elected this optional transition method. In accordance with Topic 842 we also elected the package of practical expedients, which permits us to not reassess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) any initial direct costs for any existing leases as of the effective date. We did not elect the hindsight practical expedient, which permits entities to use hindsight in determining the lease term and assessing impairment. We elected the practical expedient to combine our lease and related nonlease components for our building leases.

Adopting ASU 2016-02 had a material impact on our Consolidated Balance Sheet as we recorded significant asset and liability balances in connection with our leased properties. The most significant impacts to our Consolidated Financial Statements of adopting this standard are as follows:

•	The recognition of ROU assets and lease liabilities for operating leases, which totaled $952,890 and $969,105, respectively, as of March 31, 2019;

•
An increase in 2019 rent expense of approximately $13,000 for continuing operations primarily related to build-to-suit arrangements where Laureate was deemed to be the owner of the construction. Upon adoption of this standard, these arrangements were classified on the balance sheet as operating leases and the related ROU asset is being amortized to rent expense rather than depreciation expense; and

•
A cumulative-effect adjustment to retained earnings upon adoption of $28,944, which is primarily attributable to the reclassification into retained earnings of deferred gain liabilities related to sale-leaseback transactions that were classified as operating leases upon adoption.

ASU No. 2017-12 (ASU 2017-12), Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities

On August 28, 2017, the FASB issued ASU 2017-12, which contains significant amendments to the hedge accounting model. The new guidance is intended to simplify the application of hedge accounting and should allow for more hedging strategies to qualify for hedge accounting. ASU 2017-12 also amends the presentation and disclosure requirements and changes how companies assess effectiveness. Public business entities like Laureate will have until the end of the first quarter in which a hedge is designated to perform an initial assessment of a hedge’s effectiveness. After initial qualification, the new guidance permits a qualitative effectiveness assessment for certain hedges instead of a quantitative test, such as a regression analysis, if the company can reasonably support an expectation of high effectiveness throughout the term of the hedge. An initial quantitative test to establish that the hedge relationship is highly effective is still required. We adopted this ASU on January 1, 2019 and the impact was not material.

ASU No. 2018-15 (ASU 2018-15)  Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40)

In August 2018, the FASB issued ASU 2018-15, which addresses the accounting for implementation costs associated with a hosted service. The standard provides amendments to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). Laureate elected to early adopt ASU 2018-15 on January 1, 2019, and the impact on our Consolidated Financial Statements was not material.

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

We determine revenue recognition through the five-step model prescribed by ASC Topic 606, Revenue from Contracts with Customers, as follows:

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

The following table shows the components of Revenues by reportable segment and as a percentage of total net revenue for the three months ended March 31, 2019 and 2018:

	Brazil	Mexico	Andean	Rest of World	Online & Partnerships	Corporate(1)	Total
2019
Tuition and educational services	$201,254	$164,802	$137,403	$54,080	$181,050	$—	$738,589	118%
Other	1,926	26,496	15,847	3,177	12,008	491	59,945	10%
Gross revenue	$203,180	$191,298	$153,250	$57,257	$193,058	$491	$798,534	128%
Less: Discounts / waivers / scholarships	(93,211)	(34,834)	(14,308)	(3,101)	(31,284)	—	(176,738)	(28)%
Total	$109,969	$156,464	$138,942	$54,156	$161,774	$491	$621,796	100%
2018
Tuition and educational services	$202,103	$166,310	$135,964	$53,315	$181,245	$—	$738,937	117%
Other	2,859	25,279	15,542	2,189	14,182	(1,834)	58,217	9%
Gross revenue	$204,962	$191,589	$151,506	$55,504	$195,427	$(1,834)	$797,154	126%
Less: Discounts / waivers / scholarships	(82,170)	(35,690)	(16,452)	(3,230)	(27,396)	—	(164,938)	(26)%
Total	$122,792	$155,899	$135,054	$52,274	$168,031	$(1,834)	$632,216	100%
(1) Includes the elimination of intersegment revenues.

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

All of our contract assets are considered accounts receivable and are included within the Accounts and notes receivable balance in the accompanying Consolidated Balance Sheets. Total accounts receivable from our contracts with students were $606,235 and $399,322 as of March 31, 2019 and December 31, 2018, respectively. The increase in the contract assets balance at March 31, 2019 compared to December 31, 2018 is primarily driven by our enrollment cycles. The first and third calendar quarters generally coincide with the primary and secondary intakes for our larger institutions. All contract asset amounts are classified as current.

Contract liabilities in the amount of $556,384 and $193,226 were included within the Deferred revenue and student deposits balance in the current liabilities section of the accompanying Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, respectively. The increase in the contract liability balance during the period ended March 31, 2019 is the result of semester billings and cash payments received in advance of satisfying performance obligations, offset by revenue recognized during that period. Revenue recognized for the three months ended March 31, 2019 that was included in the contract liability balance at the beginning of the year was approximately $141,000.

Note 4. Discontinued Operations and Assets Held for Sale

As discussed in Note 1, Description of Business, on August 9, 2018, the Company announced that it plans to focus on its principal markets and will divest certain of its other markets. The principal markets that will remain (the Continuing Operations) include Brazil, Chile, Mexico, and Peru, along with the Online & Partnerships segment and the institutions in Australia and New Zealand. The markets to be divested (the Discontinued Operations) include the institutions in Portugal and Spain, which are part of the Andean segment, all remaining institutions in the Central America & U.S. Campuses segment, and all remaining institutions in the Rest of World segment, except for Australia, New Zealand and the managed institutions in the Kingdom of Saudi Arabia and China. The institutions in the Kingdom of Saudi Arabia are managed under a contract that expires in August 2019. Included in the Discontinued Operations are six VIE institutions.

The divestitures are expected to create a more focused and simplified business model and generate proceeds that will be used for further repayment of long-term debt. The timing and ability to complete any of these transactions is uncertain and will be subject to market and other conditions, which may include regulatory approvals and consents of third parties.

Summarized operating results and cash flows of the Discontinued Operations are presented in the following tables:

For the three months ended March 31,	2019	2018
Revenues	$202,616	$253,072
Depreciation and amortization	—	10,793
Share-based compensation expense	162	321
Other direct costs	139,648	176,799
Operating income	62,806	65,159
Other non-operating income	3,118	76
Pretax income of discontinued operations	65,924	65,235
Income tax expense	(9,350)	(46,382)
Income from discontinued operations, net of tax	$56,574	$18,853

Operating cash flows of discontinued operations	$16,124	$20,682
Investing cash flows of discontinued operations	$(7,410)	$(11,253)
Financing cash flows of discontinued operations	$(15,473)	$(5,421)

The assets and liabilities of the Discontinued Operations, which are subject to finalization, have been classified as held for sale as of March 31, 2019 and December 31, 2018, in accordance with ASC 205. The assets and liabilities are recorded at the lower of their carrying values or their estimated 'fair values less costs to sell.' In addition to the Discontinued Operations, UniNorte, an institution in the Brazil segment, has also been classified as held for sale as of March 31, 2019. UniNorte is included in Continuing Operations as it is not part of the strategic shift described above. As described in Note 21, Subsequent Events, on April 16, 2019, the Company entered into an agreement to divest UniNorte, which it expects to close during the second half of 2019.

The carrying amounts of the major classes of assets and liabilities that were classified as held for sale are presented in the following tables:

	March 31, 2019	December 31, 2018
Assets of Discontinued Operations
Cash and cash equivalents	$215,599	$214,934
Receivables, net	55,295	38,588
Property and equipment, net	558,226	667,527
Goodwill	72,990	131,329
Tradenames	94,235	124,932
Operating lease right-of-use assets, net	122,913	—
Other assets	82,235	99,566
Subtotal: assets of Discontinued Operations	$1,201,493	$1,276,876

Other assets classified as held for sale: UniNorte Brazil
Receivables, net	$7,435	$6,983
Property and equipment, net	14,248	16,726
Goodwill	15,243	15,165
Tradenames	8,188	8,146
Operating lease right-of-use assets, net	18,652	—
Other assets	4,603	13,935
Subtotal: other assets classified as held for sale	$68,369	$60,955

Total assets held for sale	$1,269,862	$1,337,831

	March 31, 2019	December 31, 2018
Liabilities of Discontinued Operations
Deferred revenue and student deposits	$99,759	$115,969
Operating leases, including current portion	132,720	—
Long-term debt and finance leases, including current portion	183,365	278,074
Other liabilities	248,810	253,397
Subtotal: liabilities of Discontinued Operations	$664,654	$647,440

Other liabilities classified as held for sale: UniNorte Brazil
Deferred revenue and student deposits	$2,553	$469
Operating leases, including current portion	11,594	—
Long-term debt and finance leases, including current portion	2,493	5,370
Other liabilities	8,406	9,405
Subtotal: other liabilities classified as held for sale	$25,046	$15,244

Total liabilities held for sale	$689,700	$662,684

Note 5. Dispositions

Sale of the University of St. Augustine for Health Sciences, LLC (St. Augustine)

As previously disclosed in our 2018 Form 10-K, the sale of St. Augustine was completed on February 1, 2019. The total transaction value under the sale agreement was $400,000. Upon completion of the sale, the Company received net proceeds of approximately $346,400, which included $11,700 of customary closing adjustments, and was net of $58,100 of debt assumed by the purchaser and fees of $7,200. The proceeds net of cash sold were approximately $301,500, which the Company used to repay outstanding indebtedness under its U.S. term loan and revolving credit facility. The Company recognized a pre-tax gain on the sale of approximately $223,500, which is included in gain on sales of discontinued operations on the Consolidated Statements of Operations.

Sale of Thailand Operations

As previously disclosed in our 2018 Form 10-K, on February 12, 2019, the Company completed the sale of its interests in Thai Education Holdings Company Limited, a Thailand corporation (TEDCO), and Far East Stamford International Co. Ltd. (FES), a Thailand corporation. TEDCO was the owner of a controlling interest in FES, which was the license holder for Stamford International University, which had three campuses in Thailand. The total purchase price was approximately $35,300, and net proceeds were approximately $27,900, net of debt assumed by the buyer and other customary closing adjustments. Of the $27,900 in net proceeds, $23,700, or $20,300 net of cash sold, was received at closing. The balance of $4,200 is payable upon satisfaction of certain post-closing requirements. The Company recognized a pre-tax gain on the sale of approximately $10,800, which is included in gain on sales of discontinued operations on the Consolidated Statements of Operations.

Additional Gain on Sale of China Operations

As previously disclosed in our 2018 Form 10-K, on January 25, 2018, the Company completed the sale of LEI Lie Ying Limited (LEILY). A portion of the purchase price was held back and subject to deduction of any indemnifiable losses payable to the buyer pursuant to the sale purchase agreement. On January 25, 2019, Laureate received HKD 71,463 (approximately US $9,100 at date of receipt) for the second and final holdback payment, net of legal fees. Also, as of December 31, 2018, the Company had recorded a liability of approximately $14,300 related to loss contingencies for which the Company had indemnified the buyer. During the first quarter of 2019, the legal matter that this loss contingency related to was settled, with no cost to the Company. Accordingly, during the three months ended March 31, 2019, the Company reversed the loss contingency and recognized additional gain on the sale of LEILY of approximately $13,700, which is included in gain on sales of discontinued operations on the Consolidated Statements of Operations. The remaining liability recorded relates to certain legal fees. Additionally, at the closing of the sale on January 25, 2018, a portion of the total transaction value was paid into an escrow account and will be distributed to the Company pursuant to the terms and conditions of the escrow agreement. As of both March 31, 2019 and December 31, 2018, the Company has recorded a receivable of approximately $25,900 for the portion of the escrowed amount that the Company expects to receive.

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

	March 31, 2019	December 31, 2018	Nominal Currency	Interest Rate %
Universidade Anhembi Morumbi (UAM Brazil)	$31,744	$30,912	BRL	CDI + 2%
University of St. Augustine for Health Sciences, LLC (St. Augustine) (1)	11,395	11,395	USD	7%
Faculdade Porto-Alegrense (FAPA)	2,030	1,943	BRL	IGP-M
IADE Group	1,126	1,141	EUR	3%
Total due to shareholders of acquired companies	46,295	45,391
Less: Current portion of due to shareholders of acquired companies	25,251	23,820
Due to shareholders of acquired companies, less current portion	$21,044	$21,571
(1)Although St. Augustine was sold and is included in Discontinued Operations, this promissory note is the legal obligation of a corporate entity, and therefore is included in Continuing Operations and remains outstanding following the sale of St. Augustine.

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

Our campus-based segments generate revenues by providing an education that emphasizes professional-oriented fields of study with undergraduate and graduate degrees in a wide range of disciplines. Our educational offerings are increasingly utilizing online and hybrid (a combination of online and in-classroom) courses and programs to deliver their curriculum. Many of our largest campus-based operations are in developing markets which are experiencing a growing demand for higher education based on favorable demographics and increasing secondary completion rates, driving increases in participation rates and resulting in continued growth in the number of higher education students. Traditional higher education students (defined as 18-24 year olds) have historically been served by public universities, which have limited capacity and are often underfunded, resulting in an inability to meet the growing student demand and employer requirements. This supply and demand imbalance has created a market opportunity for private sector participants. Most students finance their own education. However, there are some government-sponsored student financing programs which are discussed below. The campus-based segments include Brazil, Mexico, Andean, Central America & U.S. Campuses and Rest of World. Specifics related to each of these campus-based segments and our Online & Partnerships segment are discussed below.

In Brazil, approximately 75% of post-secondary students are enrolled in private higher education institutions. While the federal government defines the national curricular guidelines, institutions are licensed to operate by city. Laureate owns 13 institutions in eight states throughout Brazil, with a particularly strong presence in the competitive São Paulo market. Many students finance their own education while others rely on the government-sponsored programs such as Prouni and FIES. As described in Note 21, Subsequent Events, on April 16, 2019, the Company entered into an agreement to divest UniNorte, a traditional higher education institution in Manaus, Brazil.

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

The Rest of World segment includes an institution in the European country of Turkey, as well as institutions in the Middle East, Africa and Asia Pacific consisting of campus-based institutions with operations in Australia, India, Malaysia, New Zealand and South Africa. Additionally, the Rest of World segment manages eight licensed institutions in the Kingdom of Saudi Arabia and manages one additional institution in China through a joint venture arrangement. The institutions in the Rest of World segment are included in Discontinued Operations, except for Australia, New Zealand and the managed institutions in the Kingdom of Saudi Arabia and China. The institutions in the Kingdom of Saudi Arabia are managed under a contract that expires in August 2019. Also, as described in Note 21, Subsequent Events, on April 8, 2019, the Company completed the sale of its institution in South Africa.

The Online & Partnerships segment includes fully online institutions that offer professionally oriented degree programs in the United States through Walden University (Walden), a U.S.-based accredited institution, and through the University of Liverpool and the University of Roehampton in the United Kingdom. These online institutions primarily serve working adults with undergraduate and graduate degree program offerings. Students in the United States finance their education in a variety of ways, including Title IV programs. We no longer accept new enrollments at the University of Liverpool and the University of Roehampton.

As discussed in Note 1, Description of Business, and Note 4, Discontinued Operations and Assets Held for Sale, during the third quarter of 2018, a number of our subsidiaries met the requirements to be classified as discontinued operations, including the entire Central America & U.S. Campuses segment. As a result, the operations of the Central America & U.S. Campuses segment have been excluded from the segment information for all periods presented. In addition, the portions of the Andean and Rest of World reportable segments that are included in discontinued operations have also been excluded from the segment information for all periods presented.

Intersegment transactions are accounted for in a similar manner as third-party transactions and are eliminated in consolidation. The Corporate amounts presented in the following tables include corporate charges that were not allocated to our reportable segments and adjustments to eliminate intersegment items.

We evaluate segment performance based on Adjusted EBITDA, which is a non-GAAP performance measure defined as Income (loss) from continuing operations before income taxes and equity in net income of affiliates, adding back the following items: Gain (loss) on sales of subsidiaries, net, Foreign currency exchange loss, net, Other income, net, Gain (loss) on derivatives, Loss on debt extinguishment, Interest expense, Interest income, Depreciation and amortization expense, Loss on impairment of assets, Share-based compensation expense and expenses related to our Excellence-in-Process (EiP) initiative. EiP is an enterprise-wide initiative to optimize and standardize Laureate’s processes, creating vertical integration of procurement, information technology, finance, accounting and human resources. It includes the establishment of regional shared services organizations (SSOs) around the world, as well as improvements to the Company's system of internal controls over financial reporting. We have expanded the EiP initiative into other back- and mid-office areas, as well as certain student-facing activities. EiP also includes certain non-recurring costs incurred in connection with the planned dispositions described in Note 4, Discontinued Operations and Assets Held for Sale, and the completed dispositions described in Note 5, Dispositions.

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

The following tables provide financial information for our reportable segments, including a reconciliation of Adjusted EBITDA to Income from continuing operations before income taxes, as reported in the Consolidated Statements of Operations:

For the three months ended March 31,	2019	2018
Revenues
Brazil	$109,969	$122,792
Mexico	156,464	155,899
Andean	138,942	135,054
Rest of World	54,156	52,274
Online & Partnerships	161,774	168,031
Corporate	491	(1,834)
Revenues	$621,796	$632,216
Adjusted EBITDA of reportable segments
Brazil	$(30,656)	$(26,016)
Mexico	25,828	30,443
Andean	(33,243)	(39,431)
Rest of World	4,500	2,990
Online & Partnerships	48,576	44,974
Total Adjusted EBITDA of reportable segments	15,005	12,960
Reconciling items:
Corporate	(36,611)	(42,627)
Depreciation and amortization expense	(47,644)	(56,969)
Loss on impairment of assets	—	—
Share-based compensation expense	(2,987)	4,077
EiP expenses	(12,292)	(10,062)
Operating loss	(84,529)	(92,621)
Interest income	3,553	3,268
Interest expense	(54,655)	(63,335)
Loss on debt extinguishment	(10,622)	(7,481)
Gain (loss) on derivatives	5,183	(19,340)
Other income, net	359	2,597
Foreign currency exchange loss, net	(4,659)	(11,782)
Loss from continuing operations before income taxes	$(145,370)	$(188,694)

	March 31, 2019	December 31, 2018
Assets
Brazil	$1,173,337	$1,011,391
Mexico	1,305,525	971,309
Andean	1,971,141	1,608,406
Rest of World	249,863	231,421
Online & Partnerships	1,260,983	1,308,854
Corporate and Discontinued Operations	1,872,672	1,638,255
Total assets	$7,833,521	$6,769,636

Note 8. Goodwill

The change in the net carrying amount of Goodwill from December 31, 2018 through March 31, 2019 was composed of the following items:

	Brazil	Mexico	Andean	Rest of World	Online & Partnerships	Total
Balance at December 31, 2018	$406,452	$498,219	$254,259	$87,419	$460,740	$1,707,089
Acquisitions	1,327	—	—	—	—	1,327
Dispositions	—	—	—	—	—	—
Impairments	—	—	—	—	—	—
Currency translation adjustments	2,066	22,213	4,781	752	—	29,812
Adjustments to prior acquisitions	—	—	—	—	—	—
Balance at March 31, 2019	$409,845	$520,432	$259,040	$88,171	$460,740	$1,738,228

In March 2019, the Company's indirect, wholly owned subsidiary, UAM Brazil, acquired a company in Brazil that, prior to the acquisition, was a vendor providing distance-learning and marketing services to the Company's Brazil operations. The total purchase price was BRL 5,000 ($1,327 at the date of purchase), which was recorded as Goodwill given the immaterial nature of the acquisition. The acquiree is being merged into UAM Brazil.

Note 9. Debt

Outstanding long-term debt was as follows:

	March 31, 2019	December 31, 2018
Senior long-term debt:
Senior Secured Credit Facility (stated maturity dates April 2022 and April 2024), net of discount	$921,127	$1,321,629
Senior Notes (stated maturity date May 2025)	800,000	800,000
Total senior long-term debt	1,721,127	2,121,629
Other debt:
Lines of credit	38,612	37,899
Notes payable and other debt	494,882	504,522
Total senior and other debt	2,254,621	2,664,050
Finance lease obligations and sale-leaseback financings	69,434	119,642
Total long-term debt and finance leases	2,324,055	2,783,692
Less: total unamortized deferred financing costs	82,463	88,241
Less: current portion of long-term debt and finance leases	105,264	101,866
Long-term debt and finance leases, less current portion	$2,136,328	$2,593,585

Estimated Fair Value of Debt

The estimated fair value of our debt was determined using observable market prices, as the majority of our securities, including the Senior Secured Credit Facility and the Senior Notes due 2025, are traded in a brokered market. The fair value of our remaining debt instruments approximates carrying value based on their terms. As of March 31, 2019 and December 31, 2018, our long-term debt was classified as Level 2 within the fair value hierarchy, based on the frequency and volume of trading in the brokered market. The estimated fair value of our debt was as follows:

	March 31, 2019		December 31, 2018
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Total senior and other debt	$2,254,621	$2,323,394	$2,664,050	$2,677,024

Loss on Debt Extinguishment

As discussed in Note 5, Dispositions, the Company completed the sale of St. Augustine on February 1, 2019 and used approximately $340,000 of the total $346,400 of net proceeds to repay a portion of the term loan that matures in April 2024 (the 2024 Term Loan) under its Senior Secured Credit Facility, with the remaining proceeds utilized to repay borrowings outstanding for the revolver under its Senior Secured Credit Facility. In addition, during the first quarter of 2019, the Company elected to repay approximately $35,000 of the approximately $51,700 principal balance outstanding for certain notes payable at a real estate subsidiary in Chile.

In connection with these debt repayments, the Company recorded a Loss on debt extinguishment of $10,622, primarily related to the write off of a pro-rata portion of the unamortized deferred financing costs associated with the repaid debt balances.

Certain Covenants

As of March 31, 2019, our senior long-term debt contained certain negative covenants including, among others: (1) limitations on additional indebtedness; (2) limitations on dividends; (3) limitations on asset sales, including the sale of ownership interests in subsidiaries and sale-leaseback transactions; and (4) limitations on liens, guarantees, loans or investments. The Second Amended and Restated Credit Agreement provides, solely with respect to the Revolving Credit Facility, that the Company shall not permit its Consolidated Senior Secured Debt to Consolidated EBITDA ratio, as defined in the Second Amended and Restated Credit Agreement, to exceed 3.50x as of the last day of each quarter ending June 30, 2018 and thereafter. However, the agreement also provides that if (i) the Company’s Consolidated Total Debt to Consolidated EBITDA ratio, as defined in the Second Amended and Restated Credit Agreement, is not greater than 4.75x as of such date and (ii) less than 25% of the Revolving Credit Facility is utilized as of that date, then such financial covenant shall not apply. As of March 31, 2019, these conditions were satisfied and, therefore, we were not subject to the leverage ratio covenant. In addition, notes payable at some of our locations contain financial maintenance covenants.

Note 10. Leases

Laureate conducts a significant portion of its operations at leased facilities. These facilities include our corporate headquarters, other office locations, and many of Laureate's higher education facilities. Laureate analyzes each lease agreement to determine whether it should be classified as a finance lease or an operating lease. As a result of adopting ASC Topic 842, we recorded significant asset and liability balances associated with the operating leases that are now classified on the balance sheet, as described further below.

Operating Leases

Our operating lease agreements are primarily for real estate space and are included within operating lease ROU assets and operating lease liabilities on the Consolidated Balance Sheets. The terms of our operating leases vary and generally contain renewal options. Certain of these operating leases provide for increasing rent over the term of the lease. Laureate also leases certain equipment under noncancellable operating leases, which are typically for terms of 60 months or less.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Our variable lease payments consist of non-lease services related to the lease. Variable lease payments are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Many of our lessee agreements include options to extend the lease, which we do not include in our minimum lease terms unless they are reasonably certain to be exercised. Rental expense for lease payments related to operating leases is recognized on a straight-line basis over the lease term. On occasion, Laureate has entered into sublease agreements for certain leased office space; however, the sublease income from these agreements is immaterial.

Supplemental balance sheet information related to leases was as follows:

Leases	Classification	March 31, 2019
Assets:
Operating	Operating lease right-of-use assets, net	$952,890
Finance	Buildings, Furniture, equipment and software, net	21,541
Total leased assets		$974,431

Liabilities:
Current
Operating	Current portion of operating leases	$97,517
Finance	Current portion of long-term debt and finance leases	4,705
Non-current
Operating	Long-term operating leases, less current portion	871,588
Finance	Long-term debt and finance leases, less current portion	20,763
Total lease liabilities		$994,573

Lease Term and Discount Rate	March 31, 2019

Weighted average remaining lease terms
Operating leases	9.5 years
Finance leases	8.9 years

Weighted average discount rate
Operating leases	9.80%
Finance leases	9.90%

The components of lease cost were as follows:

Lease Cost	Classification	For the three months ended March 31, 2019
Operating lease cost	Direct costs	$45,716
Finance lease cost
Amortization of leased assets	Direct costs	1,146
Interest on leased assets	Interest expense	621
Short-term lease costs	Direct costs	677
Variable lease costs	Direct costs	3,848
Sublease income	Other income, net	(959)
Total lease cost		$51,049

As of March 31, 2019, maturities of lease liabilities were as follows:

Maturity of Lease Liability	Operating Leases	Finance Leases
Year 1	$180,166	$5,783
Year 2	169,420	4,709
Year 3	159,952	4,155
Year 4	151,139	3,958
Year 5	140,294	3,147
Thereafter	651,535	14,138
Total lease payments	$1,452,506	$35,890
Less: interest and inflation	(483,401)	(10,422)
Present value of lease liabilities	$969,105	$25,468

Supplemental cash flow information related to leases was as follows:

Other Information	For the three months ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$47,367
Operating cash flows from finance leases	621
Financing cash flows from finance leases	984
Leased assets obtained for new finance lease liabilities	125
Leased assets obtained for new operating lease liabilities	149

As disclosed in our 2018 Form 10-K, future minimum lease payments at December 31, 2018, prior to the adoption of ASC Topic 842, by year and in the aggregate, under all noncancellable operating leases were as follows:

Lease Payments
2019	$151,795
2020	142,995
2021	135,426
2022	128,441
2023	119,955
Thereafter	482,220
Total	$1,160,832

Note 11. Commitments and Contingencies

Noncontrolling Interest Holder Put Arrangements

The following section provides a summary table and description of the various noncontrolling interest holder put arrangements, all of which relate to Discontinued Operations, that Laureate had outstanding as of March 31, 2019. Laureate has elected to accrete changes in the arrangements’ redemption values over the period from the date of issuance to the earliest redemption date. The redeemable noncontrolling interests are recorded at the greater of the accreted redemption value or the traditional noncontrolling interest. Until the first exercise date, the put instruments’ reported values may be lower than the final amounts that will be required to settle the minority put arrangements. As of March 31, 2019, the carrying value of all noncontrolling interest holder put arrangements was $12,195.

If the minority put arrangements were all exercised at March 31, 2019, Laureate would be obligated to pay the noncontrolling interest holders an estimated amount of $12,195, as summarized in the following table:

	Nominal Currency	First Exercisable Date	Estimated Value as of March 31, 2019 redeemable within 12-months:	Reported Value
Noncontrolling interest holder put arrangements
INTI Education Holdings Sdn Bhd (Inti Holdings) - 10.10%	MYR	Current	$10,109	$10,109
Pearl Retail Solutions Private Limited (Pearl) - 10%	INR	Current	2,086	2,086
Total noncontrolling interest holder put arrangements			12,195	12,195
Puttable common stock - not currently redeemable	USD	*	—	1,714
Total redeemable noncontrolling interests and equity			$12,195	$13,909
* Contingently redeemable

MYR: Malaysian Ringgit
INR: Indian Rupee

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

Contingent Liabilities for Taxes

As of March 31, 2019 and December 31, 2018, Laureate has recorded cumulative liabilities totaling $54,026 and $52,880, respectively, for taxes other-than-income tax, principally payroll-tax-related uncertainties recorded at the time of an acquisition, of which $4,725 and $4,999, respectively, was classified as held for sale. The changes in this recorded liability are related to acquisitions, interest and penalty accruals, changes in tax laws, expirations of statutes of limitations, settlements and changes in foreign currency exchange rates. The terms of the statutes of limitations on these contingencies vary but can be up to 10 years. These liabilities were included in current and long-term liabilities on the Consolidated Balance Sheets. Changes in the recorded values of non-income tax contingencies impact operating income and interest expense, while changes in the related indemnification assets impact only operating income. The total decrease to operating income for adjustments to non-income tax contingencies and indemnification assets was $4,561 and $2,121, respectively, for the three months ended March 31, 2019 and 2018.

In addition, as of March 31, 2019 and December 31, 2018, Laureate has recorded cumulative liabilities for income tax contingencies of $62,322 and $64,157, respectively, of which $12,182 and $11,208, respectively, were classified as held for sale. As of March 31, 2019 and December 31, 2018, indemnification assets primarily related to acquisition contingencies were $79,621 and $82,061, respectively, of which $391 and $476, respectively, were classified as held for sale. These indemnification assets primarily cover contingencies for income taxes and taxes other-than-income taxes. We have also recorded a receivable of approximately $19,500 from the former owner of one of our Brazil institutions which is guaranteed by future rental payments to the former owner.

In addition, we have identified certain contingencies, primarily tax-related, that we have assessed as being reasonably possible of loss, but not probable of loss, and could have an adverse effect on the Company’s results of operations if the outcomes are unfavorable. In most cases, Laureate has received indemnifications from the former owners and/or noncontrolling interest holders of the acquired businesses for contingencies, and therefore, we do not believe we will sustain an economic loss even if we are required to pay these additional amounts. In cases where we are not indemnified, the unrecorded contingencies are not individually material and are primarily in Brazil. In the aggregate, we estimate that the reasonably possible loss for these unrecorded contingencies in Brazil could be up to approximately $42,000 if the outcomes were unfavorable in all cases.

Other Loss Contingencies

Laureate has accrued liabilities for certain civil actions against our institutions, a portion of which existed prior to our acquisition of these entities. Laureate intends to vigorously defend against these matters. As of March 31, 2019 and December 31, 2018, approximately $31,000 and $29,000, respectively, of loss contingencies were included in Other long-term liabilities and Other current liabilities on the Consolidated Balance Sheets. In addition, as of March 31, 2019 and December 31, 2018, $4,100 and $18,000, respectively, of loss contingencies for Discontinued Operations were classified as liabilities held for sale. The decrease is primarily related to the reversal of loss contingencies recorded in 2018 in connection with the sale of LEILY in China, as discussed in Note 5, Dispositions. During the first quarter of 2019, loss contingencies were reversed following the settlement of a legal matter related to LEILY with no cost to the Company, resulting in additional gain on sale.

Material Guarantees – Student Financing

The accredited Chilean institutions in the Laureate network also participate in a government-sponsored student financing program known as Crédito con Aval del Estado (the CAE Program). The CAE Program was formally implemented by the Chilean government in 2006 to promote higher education in Chile for lower socio-economic level students in good academic standing. The CAE Program involves tuition financing and guarantees that are provided by our institutions and the government. As part of the CAE Program, these institutions provide guarantees which result in contingent liabilities to third-party financing institutions, beginning at 90% of the tuition loans made directly to qualified students enrolled through the CAE Program and declining to 60% over time. The guarantees by these institutions are in effect during the period in which the student is enrolled, and the guarantees are assumed entirely by the government upon the student’s graduation. When a student leaves one of Laureate's institutions and enrolls in another CAE-qualified institution, the Laureate institution will remain guarantor of the tuition loans that have been granted up to the date of transfer, and until the student's graduation from a CAE-qualified institution. The maximum potential amount of payments our institutions could be required to make under the CAE Program was approximately $509,000 and $499,000 at March 31, 2019 and December 31, 2018, respectively. This maximum potential amount assumes that all students in the CAE Program do not graduate, so that our guarantee would not be assigned to the government, and that all students default on the full amount of the CAE-qualified loan balances. As of March 31, 2019 and December 31, 2018, we recorded $37,417 and $28,254, respectively, as estimated long-term guarantee liabilities for these obligations.

Material Guarantees – Other

In conjunction with the purchase of Universidade Potiguar in Brazil (UNP), Laureate pledged all of the acquired shares as a guarantee of our payments of rents as they become due. In the event that we default on any payment, the pledge agreement provides for a forfeiture of the relevant pledged shares. In the event of forfeiture, Laureate may be required to transfer the books and management of UNP to the former owners.

Laureate acquired the remaining 49% ownership interest in UAM Brazil in April 2013. As part of the agreement to purchase the 49% ownership interest, Laureate pledged 49% of its total shares in UAM Brazil as a guarantee of our payment obligations under the purchase agreement. In the event that we default on any payment, the agreement provides for a forfeiture of the pledged shares.

In connection with the purchase of FMU Education Group on September 12, 2014, Laureate pledged 75% of the acquired shares to third-party lenders as a guarantee of our payment obligations under the loans that financed a portion of the purchase price. Laureate pledged the remaining 25% of the acquired shares to the sellers as a guarantee of our payment obligations under the purchase agreement for the seller notes. In the event that we default on any payment of the loans or seller notes, the purchase agreement provides for a forfeiture of the relevant pledged shares. After the payment of the seller notes in September 2017, the shares pledged to the sellers were pledged to the third-party lenders until full payment of the loans, which mature in April 2021.

In connection with a loan agreement entered into by a Laureate subsidiary in Peru, all of the shares of Universidad Privada del Norte, one of our universities, were pledged to the third-party lender as a guarantee of the payment obligations under the loan.

Standby Letters of Credit, Surety Bonds and Other Commitments

As of March 31, 2019 and December 31, 2018, Laureate's outstanding letters of credit (LOCs) and surety bonds primarily consisted of the items discussed below.

As of both March 31, 2019 and December 31, 2018, we had approximately $139,000 posted as LOCs in favor of the DOE. These LOCs were required to allow Walden, NewSchool of Architecture and Design and St. Augustine to continue participating in the DOE Title IV program. These LOCs are recorded on Walden and a corporate entity and are fully collateralized with cash equivalents and certificates of deposit, which are classified as Restricted cash on our March 31, 2019 and December 31, 2018 Consolidated Balance Sheets.

As of March 31, 2019 and December 31, 2018, we had approximately $5,700 posted as cash collateral for LOCs related to the Spanish tax audits, which was recorded in Continuing Operations and classified as Restricted cash on our March 31, 2019 and December 31, 2018 Consolidated Balance Sheets. The cash collateral is related to the final assessment issued by the Spanish Taxing Authority (STA) in October 2018 for the 2011 to 2013 tax audit period.

As part of our normal operations, our insurers issue surety bonds on our behalf, as required by various state education authorities in the United States. We are obligated to reimburse our insurers for any payments made by the insurers under the surety bonds. As of March 31, 2019 and December 31, 2018, the total face amount of these surety bonds was $22,235 and $22,204, respectively. These bonds are fully collateralized with cash, which was classified as Restricted cash on our March 31, 2019 and December 31, 2018 Consolidated Balance Sheets.

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

Laureate’s financing receivables balances were as follows:

	March 31, 2019	December 31, 2018
Financing receivables	$25,816	$16,531
Allowance for doubtful accounts	(6,477)	(6,395)
Financing receivables, net of allowances	$19,339	$10,136

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

	Chile	Other	Total
As of March 31, 2019
Amounts past due less than one year	$10,728	$433	$11,161
Amounts past due one year or greater	3,006	153	3,159
Total past due (on non-accrual status)	13,734	586	14,320
Not past due	10,202	1,294	11,496
Total financing receivables	$23,936	$1,880	$25,816

As of December 31, 2018
Amounts past due less than one year	$7,618	$644	$8,262
Amounts past due one year or greater	2,879	192	3,071
Total past due (on non-accrual status)	10,497	836	11,333
Not past due	4,980	218	5,198
Total financing receivables	$15,477	$1,054	$16,531

The following is a rollforward of the Allowance for doubtful accounts related to financing receivables for the three months ended March 31, 2019 and 2018, grouped by country portfolio:

	Chile	Other	Total
Balance at December 31, 2018	$(6,108)	$(287)	$(6,395)
Charge-offs	414	76	490
Recoveries	—	—	—
Reclassifications	—	—	—
Provision	(361)	(72)	(433)
Currency adjustments	(124)	(15)	(139)
Balance at March 31, 2019	$(6,179)	$(298)	$(6,477)

Balance at December 31, 2017	$(6,107)	$(365)	$(6,472)
Charge-offs	331	—	331
Recoveries	(1)	—	(1)
Reclassifications	—	—	—
Provision	(731)	28	(703)
Currency adjustments	(164)	(9)	(173)
Balance at March 31, 2018	$(6,672)	$(346)	$(7,018)

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

The number of financing receivable accounts and the pre- and post-modification account balances modified under the terms of a TDR during the three months ended March 31, 2019 and 2018 were as follows:

	Number of Financing Receivable Accounts	Pre-Modification Balance Outstanding	Post-Modification Balance Outstanding
2019	296	$898	$867
2018	409	$1,372	$1,262

The preceding table represents accounts modified under the terms of a TDR during the three months ended March 31, 2019, whereas the following table represents accounts modified as a TDR between January 1, 2018 and March 31, 2019 that subsequently defaulted during the three months ended March 31, 2019:

	Number of Financing Receivable Accounts	Balance at Default
Total	155	$251

The following table represents accounts modified as a TDR between January 1, 2017 and March 31, 2018 that subsequently defaulted during the three months ended March 31, 2018:

	Number of Financing Receivable Accounts	Balance at Default
Total	138	$339

Note 13. Share-based Compensation

Share-based compensation expense was as follows:

For the three months ended March 31,	2019	2018
Continuing operations
Stock options, net of estimated forfeitures	$823	$(7,247)
Restricted stock awards	2,164	3,170
Total continuing operations	$2,987	$(4,077)

Discontinued operations
Share-based compensation expense for discontinued operations	162	321
Total continuing and discontinued operations	$3,149	$(3,756)

The negative stock options expense for the three months ended March 31, 2018 relates to the correction of an immaterial error.

Note 14. Stockholders' Equity

The components of net changes in stockholders' equity for the three months ended March 31, 2019 were as follows:

	Laureate Education, Inc. Stockholders
	Class A Common Stock		Class B Common Stock		Additional paid-in capital	(Accumulated deficit) retained earnings	Accumulated other comprehensive (loss) income	Non-controlling interests	Total stockholders' equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	107,450	$430	116,865	$467	$3,703,796	$(530,919)	$(1,112,695)	$(10,133)	$2,050,946
Adoption of accounting standards	—	—	—	—	—	28,944	—	—	28,944
Balance at January 1, 2019	107,450	430	116,865	467	3,703,796	(501,975)	(1,112,695)	(10,133)	2,079,890
Non-cash stock compensation	—	—	—	—	3,149	—	—	—	3,149
Conversion of Class B shares to Class A shares	8	—	(8)	—	—	—	—	—	—
Vesting of restricted stock, net of shares withheld to satisfy tax withholding	325	1	—	—	(1,421)	—	—	—	(1,420)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(625)	(625)
Accretion of redeemable noncontrolling interests and equity	—	—	—	—	263	—	—	—	263
Reclassification of redeemable noncontrolling interests and equity	—	—	—	—	—	—	—	224	224
Net income	—	—	—	—	—	191,243	—	3,022	194,265
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	—	—	49,521	30	49,551
Unrealized gain on derivatives, net of tax of $0	—	—	—	—	—	—	2,609	—	2,609
Balance at March 31, 2019	107,783	$431	116,857	$467	$3,705,787	$(310,732)	$(1,060,565)	$(7,482)	$2,327,906

As described in Note 2, Significant Accounting Policies, the change in beginning retained earnings resulting from the adoption of accounting standards represents the cumulative impact of adopting ASU 2016-02.

The components of net changes in stockholders' equity for the three months ended March 31, 2018 were as follows:

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

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) (AOCI) in our Consolidated Balance Sheets includes the accumulated translation adjustments arising from translation of foreign subsidiaries' financial statements, the unrealized gains on derivatives designated as cash flow hedges, and the accumulated net gains or losses that are not recognized as components of net periodic benefit cost for our minimum pension liability. The components of these balances were as follows:

	March 31, 2019			December 31, 2018
	Laureate Education, Inc.	Noncontrolling Interests	Total	Laureate Education, Inc.	Noncontrolling Interests	Total
Foreign currency translation loss	$(1,078,198)	$489	$(1,077,709)	$(1,127,719)	$459	$(1,127,260)
Unrealized gain on derivatives	20,975	—	20,975	18,366	—	18,366
Minimum pension liability adjustment	(3,342)	—	(3,342)	(3,342)	—	(3,342)
Accumulated other comprehensive loss	$(1,060,565)	$489	$(1,060,076)	$(1,112,695)	$459	$(1,112,236)

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

The reported fair values of our derivatives, which are classified in Derivative instruments on our Consolidated Balance Sheets, were as follows:

	March 31, 2019	December 31, 2018
Derivatives designated as hedging instruments:
Long-term assets:
Net investment cross currency swaps	6,197	3,259
Derivatives not designated as hedging instruments:
Current assets:
Cross currency swaps	3,777	—
Current liabilities:
Cross currency swaps	1,223	4,021
Long-term liabilities:
Cross currency and interest rate swaps	—	6,656
Total derivative instrument assets	$9,974	$3,259
Total derivative instrument liabilities	$1,223	$10,677

Derivatives Designated as Hedging Instruments

Cash Flow Hedge - 2024 Term Loan Interest Rate Swaps

In May 2017, Laureate entered into, and designated as cash flow hedges, four pay-fixed, receive-floating amortizing interest rate swaps with notional amounts of $100,000, $100,000, $200,000 and $300,000, respectively. These notional amounts match the corresponding principal of the 2024 Term Loan borrowings of which these swaps are effectively hedging the interest payments. As such, the notional values amortize annually based on the terms of the agreements to match the principal borrowings as they are repaid. These swaps effectively fix the floating interest rate on the term loan to reduce exposure to variability in cash flows attributable to changes in the USD-LIBOR-BBA swap rate. All four swaps had an effective date of May 31, 2017 and would have matured on May 31, 2022; however, on August 21, 2018 Laureate fully settled these swaps. The cash received at settlement from the swap counterparties was $14,117. The decrease of $1,172 from the derivative asset's recorded fair value at June 30, 2018 and the fair value at settlement was also deferred into AOCI and will be ratably reclassified into income through Interest expense over the remaining maturity period of the 2024 Term Loans. Prior to settlement of the swaps, they were determined to be 100% effective; therefore, the amount of gain or loss recognized in income on the ineffective portion was $0. During the next 12 months, approximately $4,600 is expected to be reclassified from AOCI into income. The unamortized balance at March 31, 2019 was $10,605.

Net Investment Hedge - Cross Currency Swaps

In December 2017, Laureate entered into two EUR-USD cross currency swaps (net investment hedges) to hedge the foreign currency exchange volatility on operations of our Euro functional currency subsidiaries and better match our cash flows with the currencies in which our debt obligations are denominated. Both swaps have an effective date of December 22, 2017 and a maturity date of November 2, 2020, and were designated at inception as effective net investment hedges. In April 2019, the Company terminated both EUR-USD cross currency swaps for a net settlement received of $7,679, which will be included in our Consolidated Statement of Cash Flows for the six months ended June 30, 2019. The terms of the swaps specified that at maturity on the first swap, Laureate would deliver the notional amount of EUR 50,000 and receive USD $59,210 at an implied exchange rate of 1.1842 and at maturity on the second swap, Laureate would deliver the notional amount of EUR 50,000 and receive USD $59,360 at an implied exchange rate of 1.1872. Semiannually until maturity, Laureate was obligated to pay 5.63% and receive 8.25% on EUR 50,000 and USD $59,210, respectively, on the first swap and pay 5.6675% and receive 8.25% on EUR 50,000 and USD $59,360, respectively, on the second swap. The swaps were determined to be 100% effective; therefore, the amount of gain or loss recognized in income on the ineffective portion of derivative instruments designated as hedging instruments was $0. The accumulated gain recognized in AOCI will be deferred from earnings until the sale or liquidation of the hedged investee. As of March 31, 2019 and December 31, 2018, these swaps had an estimated fair value of $6,197 and $3,259, respectively, which was recorded in Derivative Instruments as a long-term asset.

The table below shows the total recorded unrealized (loss) gain in Comprehensive income for the derivatives designated as hedging instruments. The impact of these derivative instruments on Comprehensive income, Interest expense and AOCI for the three months ended March 31, 2019, and 2018 were as follows:

	(Loss) Gain Recognized in Comprehensive Income (Effective Portion)		Income Statement Location	Gain (Loss) Reclassified from AOCI to Income (Effective Portion)		Total Consolidated Interest Expense
	2019	2018		2019	2018	2019	2018
Cash flow hedge
Interest rate swaps	$(1,212)	$6,688	Interest expense	$1,212	$(297)
Net investment hedge
Cross currency swaps	3,821	(4,478)	N/A	—	—
Total	$2,609	$2,210		$1,212	$(297)	$(54,655)	$(63,335)

Derivatives Not Designated as Hedging Instruments

Derivatives related to Series A Preferred Stock Offering

In December 2016 and January 2017, the Company issued shares of convertible redeemable preferred stock (the Series A Preferred Stock) and identified several embedded derivatives related to certain contingent redemption features of the Series A Preferred Stock. These derivatives were not designated as hedges for accounting purposes thus the changes in estimated fair value were recognized as a component of earnings. The Series A Preferred Stock was converted into Class A common stock on April 23, 2018. The estimated fair value of these derivatives at the conversion date was approximately $140,300; accordingly, the derivative assets were recorded at their estimated fair values through a corresponding gain on derivatives, a component of non-operating income. The increase in the fair value of the derivatives can be attributed to the use of the Monte Carlo Simulation Method to value the derivatives prior to the April 23, 2018 conversion date, when the probability of conversion increased to 100% and the valuation inputs became definitive. In connection with the conversion of the Series A Preferred Stock into Class A common stock, the carrying value of the derivative assets was reclassified into equity in April 2018.

EUR to USD Foreign Currency Swaps - Spain and Portugal

As disclosed in the 2018 Form 10-K, in December 2018, Laureate entered into two EUR to USD swap agreements in connection with the signing of the sale agreement for the subsidiaries in Spain and Portugal. The purpose of the swaps is to mitigate the risk of foreign currency exposure on the sale proceeds. The first swap is deal contingent, with the settlement date occurring on the second business day following the completion of the sale. On the settlement date, Laureate will deliver the notional amount of EUR 275,000 and will receive an amount in USD equal to the notional amount multiplied by the contract rate of exchange at the settlement date. The contract rate of exchange has a possible range of 1.13355 - 1.1439 USD/1 EUR and the swap matures on May 15, 2019 but has certain provisions to allow for settlement beyond that date. As of March 31, 2019, this swap had an estimated fair value of $3,777, which was recorded as a current asset through a credit to unrealized gain on derivatives. The second swap was a put/call option with a maturity date of April 8, 2019, where Laureate could put the notional amount of EUR 275,000 and call the USD amount of $310,750 at an exchange rate of 1.13. Based on expected timing of the sale transaction, the swap was terminated on April 2, 2019, resulting in a payment to the counterparty of $980 that included a deferred premium payment net of proceeds received. This payment will be included in our Consolidated Statement of Cash Flows for the six months ended June 30, 2019. As of March 31, 2019, this swap had an estimated fair value of $1,223, which was recorded as a current liability through a charge to unrealized loss on derivatives. As of December 31, 2018, these swaps had an aggregate estimated fair value of $4,021, which was recorded in Derivative instruments as a current liability through a charge to unrealized loss on derivatives. Neither of the swaps was designated as a hedge for accounting purposes.

To continue to mitigate the risk of foreign currency exposure on the expected sale proceeds for Spain and Portugal, in April 2019, Laureate entered into seven EUR to USD swap agreements with a combined notional amount of EUR 375,000. On the maturity date of May 15, 2019, Laureate will pay the EUR notional amount and will receive a combined total of USD $423,003 at a rate of exchange of 1.128007. These swaps were not designated as hedges for accounting purposes.

EUR to USD Foreign Currency Swaps - Cyprus and Italy

As disclosed in the 2018 Form 10-K, in December 2017, the Company entered into a total of six EUR to USD forward exchange swap agreements in connection with the sale of its institutions in Cyprus and Italy. The purpose of the swaps was to mitigate the risk of foreign currency exposure on the sale proceeds. The swaps had an aggregate notional amount of EUR 200,000 and matured on January 16, 2018, resulting in a total realized loss on derivatives of $9,960. The swaps were not designated as hedges for accounting purposes.

CLP to Unidad de Fomento (UF) Cross Currency and Interest Rate Swaps

The cross currency and interest rate swap agreements are intended to provide a better correlation between our debt obligations and operating currencies. In 2010, one of our subsidiaries in Chile entered into four cross currency and interest rate swap agreements with an aggregate notional amount of approximately $31,000, and convert CLP-denominated, floating-rate debt to fixed-rate UF-denominated debt. The UF is a Chilean inflation-adjusted unit of account. One of the swaps was scheduled to mature on December 1, 2024, and the remaining three were scheduled to mature on July 1, 2025 (the CLP to UF cross currency and interest rate swaps); however, during the first quarter 2019, the Company elected to settle all four swaps for a net cash payment of approximately USD $8,200. In addition, Chile also elected to repay a portion of the principal balance outstanding for certain notes payable, as discussed in Note 9, Debt. This payment is included in Payments for settlement of derivative contracts on the Consolidated Statement of Cash Flows. The CLP to UF cross currency and interest rate swaps were not designated as hedges for accounting purposes. As of December 31, 2018, these swaps had an estimated fair value of $6,656 which was recorded in Derivative instruments as a long-term liability.

Components of the reported Gain (loss) on derivatives not designated as hedging instruments in the Consolidated Statements of Operations were as follows:

For the three months ended March 31,	2019	2018
Unrealized Gain (Loss)
Contingent redemption features - Series A Preferred Stock	$—	$(13,533)
Cross currency and interest rate swaps	6,576	4,305
Interest rate swaps	—	56
	6,576	(9,172)
Realized Loss
Cross currency and interest rate swaps	(1,393)	(10,168)
	(1,393)	(10,168)
Total Gain (Loss)
Contingent redemption features - Series A Preferred Stock	—	(13,533)
Cross currency and interest rate swaps	5,183	(5,863)
Interest rate swaps	—	56
Gain (loss) on derivatives, net	$5,183	$(19,340)

Credit Risk and Credit-Risk-Related Contingent Features
Laureate’s derivatives expose us to credit risk to the extent that the counterparty may possibly fail to perform its contractual obligation. The amount of our credit risk exposure is equal to the fair value of the derivative when any of the derivatives are in a net gain position. As of March 31, 2019 and December 31, 2018, the estimated fair values of derivatives in a gain position were $9,974 and $3,259, respectively.

Laureate has limited its credit risk by only entering into derivative transactions with highly rated major financial institutions. We have not entered into collateral agreements with our derivatives' counterparties. At March 31, 2019, one institution was rated A1 and one institution was rated A2 by the global rating agency of Moody's Investors Service. These financial institutions accounted for all of Laureate's derivative credit risk exposure.

Laureate's agreements with its derivative counterparties contain a provision under which we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to a default on the indebtedness. As of March 31, 2019 and December 31, 2018, we had not breached any default provisions and had not posted any collateral related to these agreements. If we had breached any of these provisions, we could have been required to settle the obligations under the derivative agreements for an amount that we believe would approximate their estimated fair value of $1,223 as of March 31, 2019 and $10,677 as of December 31, 2018.

Note 16. Income Taxes

Laureate uses the liability method to account for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For interim purposes, we also apply ASC 740-270, "Income Taxes - Interim Reporting."

Laureate's income tax provisions for all periods consist of federal, state and foreign income taxes. The tax provisions for the three months ended March 31, 2019 and 2018 were based on estimated full-year effective tax rates, after giving effect to significant items related specifically to the interim periods, including the mix of income for the period between higher-taxed and lower-taxed jurisdictions. Laureate has operations in multiple countries at various statutory tax rates or which are tax-exempt entities, and other operations that are loss-making entities for which it is not more likely than not that a tax benefit will be realized on the loss.

Laureate records interest and penalties related to uncertain tax positions as a component of Income tax expense. During the three months ended March 31, 2019, Laureate recognized interest and penalties related to income taxes of $1,040. Laureate had $26,150 of accrued interest and penalties as of March 31, 2019. During the three months ended March 31, 2019, Laureate derecognized $3,740 of previously accrued interest and penalties. Approximately $23,820 of unrecognized tax benefits, if recognized, will affect the effective income tax rate. It is reasonably possible that Laureate’s unrecognized tax benefits may decrease within the next 12 months by up to approximately $12,580 as a result of the lapse of statutes of limitations and as a result of the final settlement and resolution of outstanding tax matters in various jurisdictions.

Note 17. Earnings (Loss) Per Share

We have two classes of common stock, Class A common stock and Class B common stock. Other than voting rights, the Class B common stock has the same rights as the Class A common stock and therefore both are treated as the same class of stock for purposes of the earnings per share calculation. Laureate computes basic earnings per share (EPS) by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted EPS reflects the potential dilution that would occur if share-based compensation awards, contingently issuable shares, or convertible securities were exercised or converted into common stock. To calculate the diluted EPS, the basic weighted average number of shares is increased by the dilutive effect of stock options, restricted stock, restricted stock units, and contingently issuable shares determined using the treasury stock method, and convertible securities using the if-converted method.
The following table summarize the computations of basic and diluted earnings per share:

For the three months ended March 31,	2019	2018
Numerator used in basic and diluted earnings (loss) per common share for continuing operations:
Loss from continuing operations	$(110,314)	$(165,635)
Net income attributable to noncontrolling interests	(2,731)	(1,692)
Loss from continuing operations attributable to Laureate Education, Inc.	(113,045)	(167,327)

Accretion of redemption value of redeemable noncontrolling interests and equity	263	(76)
Adjusted for: accretion related to noncontrolling interests and equity redeemable at fair value	—	(3)
Accretion of Series A Preferred Stock	—	(57,324)
Subtotal: accretion of other redeemable noncontrolling interests and equity and Series A Preferred Stock, net	263	(57,403)
Net loss available to common stockholders for basic and diluted earnings per share	$(112,782)	$(224,730)

Numerator used in basic and diluted earnings per common share for discontinued operations:
Income from discontinued operations, net of tax	$56,574	$18,853
Gain on sale of discontinued operations, net of tax	248,005	318,327
Income attributable to noncontrolling interests	(291)	(974)
Net income from discontinued operations for basic and diluted earnings per share	$304,288	$336,206

Denominator used in basic and diluted earnings (loss) per common share:
Basic and diluted weighted average shares outstanding	224,655	187,765

Basic and diluted earnings (loss) per share:
Loss from continuing operations	$(0.50)	$(1.20)
Income from discontinued operations	1.35	1.79
Basic and diluted earnings per share	$0.85	$0.59

For the three months ended March 31, 2018, the shares of Class A common stock that were issuable upon conversion of the Series A Preferred Stock, which occurred on April 23, 2018, were not included in the calculation of diluted EPS as the effect would have been antidilutive.

The following table summarizes the number of stock options, shares of restricted stock and restricted stock units (RSUs) that were excluded from the diluted EPS calculations because the effect would have been antidilutive:

For the three months ended March 31,	2019	2018
Stock options	8,970	9,840
Restricted stock and RSUs	983	1,003

Note 18. Legal and Regulatory Matters

Laureate is subject to legal proceedings arising in the ordinary course of business. In management's opinion, we have adequate legal defenses, insurance coverage, and/or accrued liabilities with respect to the eventuality of these actions. Management believes that any settlement would not have a material impact on Laureate's financial position, results of operations, or cash flows. In addition, our institutions are subject to uncertain and varying laws and regulations, and any changes to these laws or regulations or their application to us may materially adversely affect our business, financial condition and results of operations. There have been no material changes to the laws and regulations affecting our higher education institutions that are described in our 2018 Form 10-K.

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

Laureate’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2019 were as follows:

	Total	Level 1	Level 2	Level 3
Assets
Derivative instruments	$9,974	$—	$—	$9,974
Liabilities
Derivative instruments	$1,223	$—	$—	$1,223

Laureate’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2018 were as follows:

	Total	Level 1	Level 2	Level 3
Assets
Derivative instruments	$3,259	$—	$—	$3,259
Liabilities
Derivative instruments	$10,677	$—	$—	$10,677

The changes in our Level 3 Derivative instruments measured at fair value on a recurring basis for the three months ended March 31, 2019 were as follows:

Balance at December 31, 2018	$(7,418)
Gain (Loss) included in earnings:
Unrealized gains, net	6,576
Realized losses, net	(1,393)
Included in other comprehensive income	2,609
Settlements	8,233
Currency translation adjustment and other	144
Balance at March 31, 2019	$8,751

The following table presents quantitative information regarding the significant unobservable inputs utilized in the fair value measurements of the Company's assets/(liabilities) classified as Level 3 as of March 31, 2019:

	Fair Value at March 31, 2019	Valuation Technique	Unobservable Input	Range/Input Value
Derivative instruments - cross currency swaps	$8,751	Discounted Cash Flow	Credit Risk	3.56%

Note 20. Supplemental Cash Flow Information

Reconciliation of Cash and cash equivalents and Restricted cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets, as well as the March 31, 2018 balance. The March 31, 2019 and March 31, 2018 balances sum to the amounts shown in the Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018:

	March 31, 2019	March 31, 2018	December 31, 2018
Cash and cash equivalents	$278,782	$305,890	$388,490
Restricted cash	203,633	175,557	201,300
Total Cash and cash equivalents and Restricted cash shown in the Consolidated Statements of Cash Flows	$482,415	$481,447	$589,790
Restricted cash includes cash equivalents held to collateralize standby letters of credit in favor of the DOE. In addition, Laureate may at times hold a United States deposit for a letter of credit in lieu of a surety bond, or otherwise have cash that is not immediately available for use in current operations. See also Note 11, Commitments and Contingencies.

Note 21. Subsequent Events

Sale of Monash South Africa

On April 8, 2019, the Company completed the sale of its institution in South Africa, Monash South Africa, as well as the sale of the real estate associated with that institution. The transactions consisted of: (i) the transfer by Monash South Africa Limited (MSA), an Australia limited company that is an indirect 75%-owned subsidiary of the Company, to The Independent Institute of Education Limited (IIE), a South Africa limited company that is a subsidiary of ADvTECH Limited, of all of MSA’s assets and certain of its operational liabilities for a sale price of 15,000 South African Rand (ZAR) (subject to customary adjustments) (or approximately $1,100 at the closing date) and (ii) the sale by LEI AMEA Investments B.V., a Netherlands limited company that is an indirect wholly owned subsidiary of the Company, of all of the shares of Laureate South Africa Pty. Ltd. (LSA), a South Africa limited company, to IIE for a net sale price of approximately ZAR 99,000 (subject to customary adjustments) (or approximately $7,000 at the closing date). In addition, IIE assumed debt of approximately $20,200. In the aggregate, the Company received approximately $7,400 from the buyer, which it plans to use to reduce indebtedness.

Agreement to Sell Institution in Brazil

On April 16, 2019, Rede Internacional de Universidades Laureate Ltda., a limited business company organized under the laws of Brazil (the UniNorte Seller), which is an indirect wholly owned subsidiary of the Company, entered into a Quota Assignment and Transfer Agreement (the UniNorte Agreement) with Cenesup - Centro Nacional de Ensino Superior Ltda., a limited liability company organized under the laws of Brazil (the UniNorte Purchaser), which is an indirect wholly owned subsidiary of Ser Educacional S.A., a company organized under the laws of Brazil (Ser). Pursuant to the UniNorte Agreement, the UniNorte Purchaser will purchase from the UniNorte Seller 100% of the quota capital of Sodecam - Sociedade de Desenvolvimento Cultural do Amazonas Ltda., a limited liability company organized under the laws of Brazil, which is the maintaining entity of Centro Universitário do Norte, a higher education institution located in the city of Manaus, Brazil (UniNorte). The Company and Ser are also parties to the Agreement as guarantors of certain obligations of their respective subsidiaries.

The transaction enterprise value under the UniNorte Agreement is 194,800 Brazilian Reais (BRL) (or approximately $49,900 at the rate of exchange on the date of signing), which includes the assumption of net debt in the amount of approximately BRL 9,800 (or approximately $2,500 at the rate of exchange on the date of signing), subject to customary closing adjustments, and the parties expect that the transaction will close during the second half of 2019, subject to customary closing conditions, including approval by the Brazilian competition authorities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q (this Form 10-Q) contains ‘‘forward-looking statements’’ within the meaning of the federal securities laws, which involve risks and uncertainties. You can identify forward-looking statements because they contain words such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates" or "anticipates" or similar expressions that concern our strategy, plans or intentions. All statements we make relating to estimated and projected earnings, costs, expenditures, cash flows, growth rates and financial results, and all statements we make relating to our planned divestitures, the expected proceeds generated therefrom and the expected reduction in revenue resulting therefrom, are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. All of these forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those we expected. We derive most of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, including, without limitation, in conjunction with the forward-looking statements included in this Form 10-Q, are disclosed in ‘‘Item 1—Business,’’ and ‘‘Item 1A—Risk Factors’’ of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the 2018 Form 10-K). Some of the factors that we believe could affect our results include:

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

We caution you that the foregoing list of important factors may not contain all of the material factors that are important to you. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this Form 10-Q may not in fact occur. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

Introduction

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (the MD&A) is provided to assist readers of the financial statements in understanding the results of operations, financial condition and cash flows of Laureate Education, Inc. This MD&A should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. The consolidated financial statements included elsewhere in this Form 10-Q are presented in U.S. dollars (USD) rounded to the nearest thousand, with the amounts in MD&A rounded to the nearest tenth of a million. Therefore, discrepancies in the tables between totals and the sums of the amounts listed may occur due to such rounding. Our MD&A is presented in the following sections:

•	Overview;

•	Results of Operations;

•	Liquidity and Capital Resources;

•	Critical Accounting Policies and Estimates; and

•	Recently Issued Accounting Standards.

Overview

Our Business

We are the largest international network of degree-granting higher education institutions, primarily focused in Latin America, with 921,500 students enrolled at our 38 institutions in 10 countries on more than 150 campuses included in our continuing operations as of March 31, 2019, which we collectively refer to as the Laureate International Universities network. We believe the global higher education market presents an attractive long-term opportunity, primarily because of the large and growing imbalance between the supply and demand for quality higher education around the world. Advanced education opportunities drive higher earnings potential, and we believe the projected growth in the middle-class population worldwide and limited government resources dedicated to higher education create substantial opportunities for high-quality private institutions to meet this growing and unmet demand. Our outcomes-driven strategy is focused on enabling students to prosper and thrive in the dynamic and evolving knowledge economy.

As of March 31, 2019, our international network of 38 institutions comprised 29 institutions we owned or controlled, and an additional nine institutions that we managed or with which we had other relationships. We have six operating segments as described below. We group our institutions by geography in: 1) Brazil; 2) Mexico; 3) Andean; 4) Central America & U.S. Campuses; and 5) Rest of World for reporting purposes. Our sixth segment, Online & Partnerships, includes fully online institutions that operate globally.

Discontinued Operations

In 2017, the Company announced the divestiture of certain subsidiaries in our Rest of World and Central America & U.S. Campuses segments. On August 9, 2018, the Company announced the divestiture of additional subsidiaries located in Europe, Asia and Central America. After completing all of the announced divestitures, the Company’s remaining principal markets will be Brazil, Chile, Mexico and Peru, along with the Online and Partnerships segment and the institutions in Australia and New Zealand. The markets being divested (the Discontinued Operations) include the institutions in Portugal and Spain, which are part of the Andean segment, all remaining institutions in the Central America & U.S. Campuses segment, and all remaining institutions in the Rest of World segment except for Australia, New Zealand and the managed institutions in the Kingdom of Saudi Arabia and China. The institutions in the Kingdom of Saudi Arabia are managed under a contract that expires in August 2019. The divestitures represent a strategic shift that will have a major effect on the Company's operations and financial results. Accordingly, in accordance with Accounting Standard Codification (ASC) 205-20, ‘‘Discontinued Operations,’’ the results of the divestitures that are part of the strategic shift are presented as discontinued operations in our consolidated financial statements included elsewhere in our Quarterly Report on Form 10-Q for all periods. Since our entire Central America & U.S. Campuses operating segment is included in Discontinued Operations, it no longer meets the criteria for a reportable segment under ASC 280, "Segment Reporting," and, therefore, it is excluded from the segments information for all periods presented. In addition, the portions of the Andean and Rest of World reportable segments that are included in Discontinued Operations have also been excluded from the segment information for all periods presented. Unless indicated otherwise, the information in the MD&A relates to continuing operations.

The Company has entered into sale agreements for a number of these entities and closing of sale transactions began in the first quarter of 2018. To date, we have completed the sales of subsidiaries in Cyprus, Italy, China, Germany, Morocco, Thailand and

South Africa, as well as Kendall College, LLC (Kendall), and the University of St. Augustine for Health Sciences, LLC (St. Augustine) in the United States. We have not yet completed the divestitures of our subsidiaries in Central America, Spain, Portugal, Turkey, India and Malaysia, as well as one small campus-based institution in the United States and UniNorte, an institution in the Brazil segment that is included in continuing operations as it is not part of the strategic shift. We have signed sale agreements for our subsidiaries in Spain, Portugal and Malaysia, as well as the Brazilian institution UniNorte, that are pending closure.

Our Segments

Our campus-based segments generate revenues by providing an education that emphasizes professional-oriented fields of study with undergraduate and graduate degrees in a wide range of disciplines. Our educational offerings are increasingly utilizing online and hybrid (a combination of online and in-classroom) courses and programs to deliver their curriculum. Many of our largest campus-based operations are in developing markets which are experiencing a growing demand for higher education based on favorable demographics and increasing secondary completion rates, driving increases in participation rates and resulting in continued growth in the number of higher education students. Traditional higher education students (defined as 18-24 year olds) have historically been served by public universities, which have limited capacity and are often underfunded, resulting in an inability to meet the growing student demand and employer requirements. This supply and demand imbalance has created a market opportunity for private sector participants. Most students finance their own education. However, there are some government-sponsored student financing programs which are discussed below. The campus-based segments include Brazil, Mexico, Andean, Central America & U.S. Campuses and Rest of World. Specifics related to each of these campus-based segments and our Online & Partnerships segment are discussed below:

•
In Brazil, approximately 75% of post-secondary students are enrolled in private higher education institutions. While the federal government defines the national curricular guidelines, institutions are licensed to operate by city. Laureate owns 13 institutions in eight states throughout Brazil, with a particularly strong presence in the competitive São Paulo market. Many students finance their own education while others rely on the government-sponsored programs such as Prouni and FIES. As described in Note 21, Subsequent Events, of our consolidated financial statements included elsewhere in this Form 10-Q, on April 16, 2019, the Company entered into an agreement to divest UniNorte, a traditional higher education institution in Manaus, Brazil.

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

•
The Rest of World segment includes an institution in the European country of Turkey, as well as institutions in the Middle East, Africa and Asia Pacific consisting of campus-based institutions with operations in Australia, India, Malaysia, New Zealand and South Africa. Additionally, the Rest of World segment manages eight licensed institutions in the Kingdom of Saudi Arabia and manages one additional institution in China through a joint venture arrangement. The institutions in the Rest of World segment are included in Discontinued Operations, except for Australia, New Zealand and the managed institutions in the Kingdom of Saudi Arabia and China. The institutions in the Kingdom of Saudi Arabia are managed under a contract that expires in August 2019. Also, as described in Note 21, Subsequent Events, of our consolidated financial statements included elsewhere in this Form 10-Q, on April 8, 2019, the Company completed the sale of its institution in South Africa.

•
The Online & Partnerships segment includes fully online institutions that offer professionally oriented degree programs in the United States through Walden University (Walden), a U.S.-based accredited institution, and through the University of Liverpool and the University of Roehampton in the United Kingdom. These online institutions primarily serve working adults with undergraduate and graduate degree program offerings. Students in the United States finance their education in a variety of ways, including Title IV programs. We no longer accept new enrollments at the University of Liverpool and the University of Roehampton

Corporate is a non-operating business unit whose purpose is to support operations. Its departments are responsible for establishing operational policies and internal control standards, implementing strategic initiatives, and monitoring compliance with policies and controls throughout our operations. Our Corporate segment is an internal source of capital and provides financial, human resource, information technology, insurance, legal and tax compliance services. The Corporate segment also contains the eliminations of intersegment revenues and expenses.

The following information for our reportable segments in continuing operations is presented as of March 31, 2019:

	Countries	Institutions	Enrollment	2019 YTD Revenues ($ in millions) (1)	% Contribution to 2019 YTD Revenues
Brazil	1	13	298,300	$110.0	18%
Mexico	1	2	195,800	156.5	25%
Andean	2	8	345,900	138.9	22%
Rest of World (2)	4	12	20,800	54.2	9%
Online & Partnerships (3)	2	3	60,700	161.8	26%
Total (1)	10	38	921,500	$621.8	100%
(1) The amounts related to Corporate, net of elimination of intersegment revenues, which total $0.5 million, are not separately presented.
(2) Includes eight licensed institutions in the Kingdom of Saudi Arabia that are managed under a contract that expires in August 2019.
(3) We no longer accept new enrollments at the University of Liverpool and the University of Roehampton.

Challenges

Our international operations are subject to complex business, economic, legal, regulatory, political, tax and foreign currency risks, which may be difficult to adequately address. The majority of our operations are outside the United States. As a result, we face risks that are inherent in international operations, including: fluctuations in exchange rates, possible currency devaluations, inflation and hyper-inflation; price controls and foreign currency exchange restrictions; potential economic and political instability in the countries in which we operate; expropriation of assets by local governments; key political elections and changes in government policies; multiple and possibly overlapping and conflicting tax laws; and compliance with a wide variety of foreign laws. There are also risks associated with our decision to divest certain operations. See ‘‘Risk Factors—Risks Relating to Our Continuing Business—Our divestiture activities and the ongoing strategic shift in our business may disrupt our ongoing business, involve increased expenses and present risks not contemplated at the time of the transactions,” in our 2018 Form 10-K. We plan to grow our continuing operations organically by: 1) adding new programs and course offerings; 2) expanding target student demographics; and 3) increasing capacity at existing and new campus locations. Our success in growing our business will depend on the ability to anticipate and effectively manage these and other risks related to operating in various countries.
Regulatory Environment and Other Matters
Our business is subject to regulation by various agencies based on the requirements of local jurisdictions. These agencies continue to review and update regulations as they deem necessary. We cannot predict the form of the rules that ultimately may be adopted in the future or what effects they might have on our business, financial condition, results of operations and cash flows. We will continue to develop and implement necessary changes that enable us to comply with such regulations. See ‘‘Item 1A—Risk Factors—Risks Relating to Our Continuing Business—Our institutions are subject to uncertain and varying laws and regulations, and any changes to these laws or regulations or their application to us may materially adversely affect our business, financial condition and results of operations,” ‘‘Risk Factors—Risks Relating to Our Continuing Business—Political and regulatory developments in Chile may materially adversely affect us,” ‘‘Risk Factors-Risks Relating to Our Highly Regulated Industry in the United States,’’ and ‘‘Item 1—Business—Industry Regulation,’’ in our 2018 Form 10-K.

Chilean Regulatory Developments

On January 24, 2018, a new Higher Education Law (the New Law) was passed by the Chilean Congress. Among other things, the New Law prohibits conflicts of interests and related party transactions involving universities and their controlling parties, with certain exceptions. These exceptions include the provision of services that are educational in nature or essential for the university's purposes.

The New Law, which has an implementation date of May 29, 2019, established a Superintendency of Higher Education, with authority to regulate institutions of higher education and promulgate regulations and procedures implementing the New Law. We anticipate that the Superintendent of Higher Education will promulgate regulations or other guidance. In anticipation of the implementation of the New Law, we have modified and will continue to modify some of our relationships with the Chilean universities in our network and we will continue to evaluate the impact the New Law will have on our Chilean operations. We do not believe the New Law will change our relationship with our two tech/voc institutions in Chile that are for-profit entities. Additionally, we will continue to evaluate our accounting treatment of the Chilean non-profit universities to determine whether we can continue to consolidate them. Our continuing evaluation of the impact of the New Law may result in changes to our expectations due to changes in our interpretations of the law, assumptions used, and additional guidance that may be issued.

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

Factors Affecting Comparability

Acquisitions

Our past experiences provide us with the expertise to further our mission of providing high-quality, accessible and affordable higher education to students by expanding into new markets if opportunities arise, primarily through acquisitions. Acquisitions affect the comparability of our financial statements from period to period. Acquisitions completed during one period impact comparability to a prior period in which we did not own the acquired entity. Therefore, changes related to such entities are considered "incremental impact of acquisitions" for the first 12 months of our ownership. We have made only small acquisitions in 2019 and 2018 that had essentially no impact on the comparability of the periods presented.

Dispositions

Any dispositions of our continuing operations affect the comparability of our financial statements from period to period. Dispositions completed during one period impact comparability to a prior period in which we owned the divested entity. Therefore, changes related to such entities are considered "incremental impact of dispositions" for the first 12 months subsequent to the disposition. As discussed above, all of the divestitures that are part of the strategic shift announced in August 2018 are included in Discontinued Operations for all periods presented. Once its sale is completed, UniNorte, which is part of continuing operations, will be included in the incremental impact of dispositions.

Foreign Exchange

The majority of our institutions are located outside the United States. These institutions enter into transactions in currencies other than USD and keep their local financial records in a functional currency other than the USD. We monitor the impact of foreign currency movements and the correlation between the local currency and the USD. Our revenues and expenses are generally denominated in local currency. The USD is our reporting currency and our subsidiaries operate in various other functional currencies, including: Australian Dollar, Brazilian Real, Chilean Peso, Euro, Mexican Peso, New Zealand Dollar, Peruvian Nuevo Sol, Polish

Złoty, and Saudi Riyal. The principal foreign exchange exposure is the risk related to the translation of revenues and expenses incurred in each country from the local currency into USD. See ‘‘Item 1A—Risk Factors—Risks Relating to Our Continuing Business—Our reported revenues and earnings may be negatively affected by the strengthening of the U.S. dollar and currency exchange rates’’ in our 2018 Form 10-K. In order to provide a framework for assessing how our business performed excluding the effects of foreign currency fluctuations, we present organic constant currency in our segment results, which is calculated using the change from prior-year average foreign exchange rates to current-year average foreign exchange rates, as applied to local-currency operating results for the current year.

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

Income Tax Expense

Our consolidated income tax provision is derived based on the combined impact of federal, state and foreign income taxes. Also, discrete items can arise in the course of our operations that can further impact the Company’s effective tax rate for the period. Our tax rate fluctuates from period to period due to changes in the mix of earnings between our tax-paying entities, our tax-exempt entities and our loss-making entities for which it is not more likely than not that a tax benefit will be realized on the loss.

Results from the Discontinued Operations

The results of operations at our discontinued subsidiaries for the quarters ended March 31, 2019 and 2018 were as follows:

(in millions)	2019	2018
Revenues	$202.6	$253.1
Depreciation and amortization	—	10.8
Share-based compensation expense	0.2	0.3
Other direct costs	139.6	176.8
Operating income	62.8	65.2
Other non-operating income	3.1	0.1
Pretax income of discontinued operations	65.9	65.2
Income tax benefit (expense)	(9.4)	(46.4)
Income from discontinued operations, net of tax	56.6	18.9
Gain on sales of discontinued operations, net of tax	248.0	318.3
Net income from discontinued operations	$304.6	$337.2

Enrollment at our discontinued operations as of March 31, 2019 and 2018 was as follows:

	March 31, 2019	March 31, 2018
Enrollment	155,800	167,800

Sales Completed during the Three Months Ended March 31, 2019

On February 1, 2019, we sold the operations of St. Augustine, which resulted in a pre-tax gain of approximately $223.5 million.

On February 12, 2019, we sold our operations in Thailand, which resulted in a pre-tax gain of approximately $10.8 million.

As previously disclosed in our 2018 Form 10-K, on January 25, 2018, we completed the sale of LEI Lie Ying Limited (LEILY).

During the first quarter of 2019, a legal matter, for which the Company had indemnified the buyer and recorded a contingent liability, was settled with no cost to the Company. Accordingly, the Company reversed the liability and recognized additional gain on the sale of LEILY of approximately $13.7 million.

Sales Completed during the Three Months Ended March 31, 2018

On January 11, 2018, we sold the operations of European University-Cyprus Ltd (EUC) and Laureate Italy S.r.L. (Laureate Italy), which resulted in a gain on sale of approximately $218.0 million.

On January 25, 2018, we sold the operations of LEI Lie Ying Limited (LEILY), which resulted in an initial gain on sale of approximately $100.0 million, including tax benefit, during the first quarter of 2018.

Results of Operations

The following discussion of the results of our operations is organized as follows:

•	Summary Comparison of Consolidated Results;

•	Non-GAAP Financial Measure; and

•	Segment Results.

Summary Comparison of Consolidated Results

Discussion of Significant Items Affecting the Consolidated Results for the Three Months Ended March 31, 2019 and 2018

Three Months Ended March 31, 2019

During the first quarter of 2019, we used approximately $340.0 million of the net proceeds from the sale of St. Augustine to repay a portion of our term loan that matures in April 2024 (the 2024 Term Loan). In addition, the Company elected to repay approximately $35.0 million of the approximately $51.7 million principal balance outstanding for certain notes payable at a real estate subsidiary in Chile. In connection with these debt repayments, the Company recorded a loss on debt extinguishment of $10.6 million, primarily related to the write off of a pro-rata portion of the unamortized deferred financing costs associated with the repaid debt balances.

Three Months Ended March 31, 2018

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

Comparison of Consolidated Results for the Three Months Ended March 31, 2019 and 2018

			% Change
			Better/(Worse)
(in millions)	2019	2018	2019 vs. 2018
Revenues	$621.8	$632.2	(2)%
Direct costs	652.4	677.5	4%
General and administrative expenses	53.9	47.3	(14)%
Operating loss	(84.5)	(92.6)	9%
Interest expense, net of interest income	(51.1)	(60.1)	15%
Other non-operating expense	(9.7)	(36.0)	73%
Loss from continuing operations before income taxes	(145.4)	(188.7)	23%
Income tax benefit	35.1	23.1	52%
Loss from continuing operations	(110.3)	(165.6)	33%
Income from discontinued operations, net of tax	56.6	18.9	199%
Gain on sales of discontinued operations, net of tax	248.0	318.3	(22)%
Net income	194.3	171.5	13%
Net income attributable to noncontrolling interests	(3.0)	(2.7)	11%
Net income attributable to Laureate Education, Inc.	$191.2	$168.9	13%
nm - percentage changes not meaningful

For further details on certain discrete items discussed below, see "Discussion of Significant Items Affecting the Consolidated Results."

Comparison of Consolidated Results for the Three Months Ended March 31, 2019 to the Three Months Ended March 31, 2018

Revenues decreased by $10.4 million to $621.8 million for the three months ended March 31, 2019 (the 2019 fiscal quarter) from $632.2 million for the three months ended March 31, 2018 (the 2018 fiscal quarter). This decrease in revenues primarily resulted from the effect of a net change in foreign currency exchange rates, which decreased revenues by $35.5 million compared to the 2018 fiscal quarter. This decrease in revenues was partially offset by a higher average total organic enrollment at a majority of our institutions, which increased revenues by $11.5 million; the effect of changes in tuition rates and enrollments in programs at varying price points ("product mix"), pricing and timing, which increased revenues by $11.3 million; and other Corporate and Eliminations changes, which accounted for an increase in revenues of $2.3 million.

Direct costs and general and administrative expenses combined decreased by $18.5 million to $706.3 million for the 2019 fiscal quarter from $724.8 million for the 2018 fiscal quarter. This decrease in direct costs primarily resulted from the effect of a net change in foreign currency exchange rates, which decreased costs by $45.5 million, and other Corporate and Eliminations expenses, which accounted for a decrease in costs of $3.7 million in the 2019 fiscal quarter. Offsetting these direct costs decreases was the effect of overall higher organic enrollments, which increased costs by $28.7 million for the 2019 fiscal quarter compared to the 2018 fiscal quarter, in addition to changes in acquisition-related contingent liabilities for taxes other-than-income tax, net of changes in recorded indemnification assets, which resulted in a year-over-year increase in direct costs of $2.0 million.

Operating loss decreased by $8.1 million to $(84.5) million for the 2019 fiscal quarter from $(92.6) million for the 2018 fiscal quarter. This decrease in operating loss primarily resulted from increased operating income in our Online & Partnerships segment, combined with decreased operating loss in our Andean and Rest of World segments. These changes were partially offset by increased operating loss in our Brazil segment, combined with decreased operating income at our Mexico segment.

Interest expense, net of interest income decreased by $9.0 million to $51.1 million for the 2019 fiscal quarter from $60.1 million for the 2018 fiscal quarter. The decrease in interest expense was primarily attributable to lower average debt balances resulting from reductions in debt principal balances.

Other non-operating expense decreased by $26.3 million to $9.7 million for the 2019 fiscal quarter from $36.0 million for the 2018 fiscal quarter. This decrease was primarily attributable to a gain on derivative instruments in the 2019 fiscal quarter compared to a loss in the 2018 fiscal quarter for a change of $24.5 million, and a decrease in loss on foreign currency exchange of $7.1 million in the 2019 fiscal quarter compared to the 2018 fiscal quarter. These decreases were partially offset by an increase in loss on debt extinguishment of $3.1 million compared to the 2018 fiscal quarter, and a decrease of $2.2 million in other non-operating income in the 2019 fiscal quarter compared to the 2018 fiscal quarter.

Income tax benefit increased by $12.0 million to $35.1 million for the 2019 fiscal quarter from $23.1 million for the 2018 fiscal quarter. This increase in income tax benefit was primarily due to the impact of the mix of earnings between income and loss companies.

Income from discontinued operations, net of tax increased by $37.7 million to $56.6 million for the 2019 fiscal quarter from $18.9 million for the 2018 fiscal quarter.

Gain on sales of discontinued operations, net of tax decreased by $70.3 million to $248.0 million for the 2019 fiscal quarter related to the sales of St. Augustine and our Thailand subsidiaries, compared to $318.3 million for the 2018 fiscal quarter related to the sales of our Cyprus, Italy and China subsidiaries.

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

The following table presents Adjusted EBITDA and reconciles loss from continuing operations to Adjusted EBITDA for the three months ended March 31, 2019 and 2018:

			% Change
			Better/(Worse)
(in millions)	2019	2018	2019 vs. 2018
Loss from continuing operations	$(110.3)	$(165.6)	33%
Plus:
Income tax benefit	(35.1)	(23.1)	52%
Loss from continuing operations before income taxes	(145.4)	(188.7)	23%
Plus:
Foreign currency exchange loss, net	4.7	11.8	60%
Other income, net	(0.4)	(2.6)	(85)%
(Gain) loss on derivatives	(5.2)	19.3	127%
Loss on debt extinguishment	10.6	7.5	(41)%
Interest expense	54.7	63.3	14%
Interest income	(3.6)	(3.3)	9%
Operating loss	(84.5)	(92.6)	9%
Plus:
Depreciation and amortization	47.6	57.0	16%
EBITDA	(36.9)	(35.6)	(4)%
Plus:
Share-based compensation expense (a)	3.0	(4.1)	(173)%
EiP implementation expenses (b)	12.3	10.1	(22)%
Adjusted EBITDA	$(21.6)	$(29.7)	27%
nm - percentage changes not meaningful

(a) Represents non-cash, share-based compensation expense pursuant to the provisions of ASC 718, ‘‘Stock Compensation.’’
(b) EiP implementation expenses are related to our enterprise-wide initiative to optimize and standardize our processes, creating vertical integration of procurement, information technology, finance, accounting and human resources. The first wave of EiP included the establishment of regional SSOs around the world, as well as improvements to our system of internal controls over financial reporting. Given the success of the first wave of EiP, we expanded the initiative into other back- and mid-office areas, as well as certain student-facing activities, in order to generate additional efficiencies and create a more efficient organizational structure. EiP also includes certain non-recurring costs incurred in connection with the planned and completed dispositions.
Comparison of Depreciation and Amortization, Share-based Compensation and EiP Implementation Expenses for the Three Months Ended March 31, 2019 and 2018
Depreciation and amortization decreased by $9.4 million to $47.6 million for the 2019 fiscal quarter from $57.0 million for the 2018 fiscal quarter. The effects of foreign currency exchange decreased depreciation and amortization expense by $3.0 million for the 2019 fiscal quarter compared to the 2018 fiscal quarter. In addition, the cessation of depreciation expense at UniNorte following its classification as held-for-sale in the third quarter of 2018 decreased depreciation and amortization expense by $1.0 million for the 2019 fiscal quarter compared to the 2018 fiscal quarter. Other items decreased depreciation and amortization by $5.4 million.

Share-based compensation expense increased by $7.1 million to $3.0 million for the 2019 fiscal quarter from $(4.1) million for the 2018 fiscal quarter. This increase is mostly attributable to a correction of an immaterial error in the first quarter of 2018, which reduced share-based compensation expense for the 2018 fiscal quarter.

EiP implementation expenses increased by $2.2 million to $12.3 million for the 2019 fiscal quarter from $10.1 million for the 2018 fiscal quarter. The year-over-year increase in EiP expenses is primarily attributable to higher costs for severance and retention bonuses related to our divestiture activity.

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

The following tables, derived from our consolidated financial statements included elsewhere in this Form 10-Q, presents selected financial information of our segments:

(in millions)			% Change
			Better/(Worse)
For the three months ended March 31,	2019	2018	2019 vs. 2018
Revenues:
Brazil	$110.0	$122.8	(10)%
Mexico	156.5	155.9	—%
Andean	138.9	135.1	3%
Rest of World	54.2	52.3	4%
Online & Partnerships	161.8	168.0	(4)%
Corporate	0.5	(1.8)	128%
Consolidated Total Revenues	$621.8	$632.2	(2)%

Adjusted EBITDA:
Brazil	$(30.7)	$(26.0)	(18)%
Mexico	25.8	30.4	(15)%
Andean	(33.2)	(39.4)	16%
Rest of World	4.5	3.0	50%
Online & Partnerships	48.6	45.0	8%
Corporate	(36.6)	(42.6)	14%
Consolidated Total Adjusted EBITDA	$(21.6)	$(29.7)	27%

Brazil

Financial Overview

Comparison of Brazil Results for the Three Months Ended March 31, 2019 to the Three Months Ended March 31, 2018

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
March 31, 2018	$122.8	$148.8	$(26.0)
Organic enrollment (1)	4.5
Product mix, pricing and timing (1)	0.4
Organic constant currency	4.9	13.7	(8.8)
Foreign exchange	(17.7)	(22.5)	4.8
Acquisitions	—	—	—
Dispositions	—	—	—
Other (2)	—	0.7	(0.7)
March 31, 2019	$110.0	$140.7	$(30.7)
(1) Organic enrollment and Product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.
(2) Other is composed of acquisition-related contingent liabilities for taxes other-than-income tax, net of changes in recorded indemnification assets.

Revenues decreased by $12.8 million, a 10% decrease from the 2018 fiscal quarter.

•
Organic enrollment increased during the 2019 fiscal quarter by 3%, increasing revenues by $4.5 million. The increase in enrollments for the 2019 fiscal quarter is attributable to growth in distance learning, which has a lower average revenue per student than our campus-based programs.

•	Revenues represented 18% of our consolidated total revenues for the 2019 fiscal quarter compared to 19% for the 2018 fiscal quarter.

Adjusted EBITDA decreased by $4.7 million, an 18% decrease from the 2018 fiscal quarter, primarily due to an increase in discounts and scholarships as a percentage of revenue, as the number of students participating in the Brazilian government student loan program (FIES) continues to decline following their graduation.

Mexico

Financial Overview

Comparison of Mexico Results for the Three Months Ended March 31, 2019 to the Three Months Ended March 31, 2018

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
March 31, 2018	$155.9	$125.5	$30.4
Organic enrollment (1)	(2.9)
Product mix, pricing and timing (1)	7.6
Organic constant currency	4.7	7.0	(2.3)
Foreign exchange	(4.1)	(3.1)	(1.0)
Acquisitions	—	—	—
Dispositions	—	—	—
Other (2)	—	1.3	(1.3)
March 31, 2019	$156.5	$130.7	$25.8
(1) Organic enrollment and Product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.
(2) Other is composed of acquisition-related contingent liabilities for taxes other-than-income tax, net of changes in recorded indemnification assets.

Revenues increased by $0.6 million from the 2018 fiscal quarter.

•	Organic enrollment decreased by 1% during the 2019 fiscal quarter, which decreased revenues by $2.9 million.

•	Revenues represented 25% of our consolidated total revenues for both the 2019 and the 2018 fiscal quarters.

Adjusted EBITDA decreased by $4.6 million, a 15% decrease from the 2018 fiscal quarter.

Andean

Financial Overview

Comparison of Andean Results for the Three Months Ended March 31, 2019 to the Three Months Ended March 31, 2018

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
March 31, 2018	$135.1	$174.5	$(39.4)
Organic enrollment (1)	7.1
Product mix, pricing and timing (1)	7.1
Organic constant currency	14.2	10.8	3.4
Foreign exchange	(10.4)	(13.2)	2.8
Acquisitions	—	—	—
Dispositions	—	—	—
Other	—	—	—
March 31, 2019	$138.9	$172.1	$(33.2)
(1) Organic enrollment and Product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

Revenues increased by $3.8 million, a 3% increase from the 2018 fiscal quarter.

•	Organic enrollment increased during the 2019 fiscal quarter by 6%, increasing revenues by $7.1 million.

•	Revenue represented 22% of our consolidated total revenues for the 2019 fiscal quarter compared to 21% for the 2018 fiscal quarter.

Adjusted EBITDA increased by $6.2 million, a 16% increase from the 2018 fiscal quarter.

•	Foreign exchange affected the results for the 2019 fiscal quarter due to weakening of the Chilean Peso and the Peruvian Nuevo Sol relative to the USD.

Rest of World

Financial Overview

Comparison of Rest of World Results for the Three Months Ended March 31, 2019 to the Three Months Ended March 31, 2018

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
March 31, 2018	$52.3	$49.3	$3.0
Organic enrollment (1)	5.8
Product mix, pricing and timing (1)	(0.6)
Organic constant currency	5.2	4.1	1.1
Foreign exchange	(3.3)	(3.7)	0.4
Acquisitions	—	—	—
Dispositions	—	—	—
Other	—	—	—
March 31, 2019	$54.2	$49.7	$4.5
(1) Organic enrollment and Product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

Revenues increased by $1.9 million, a 4% increase from the 2018 fiscal quarter.

•	Organic enrollment increased during the 2019 fiscal quarter by 11%, increasing revenues by $5.8 million.

•	Revenues represented 9% of our consolidated total revenues for the 2019 fiscal quarter compared to 8% for the 2018 fiscal quarter.

Adjusted EBITDA increased by $1.5 million, a 50% increase from the 2018 fiscal quarter.

•	Foreign exchange affected the results for the 2019 fiscal quarter, primarily due to the weakening of the Australian Dollar relative to the USD.

Online & Partnerships
Financial Overview

Comparison of Online & Partnerships Results for the Three Months Ended March 31, 2019 to the Three Months Ended March 31, 2018

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
March 31, 2018	$168.0	$123.0	$45.0
Organic enrollment (1)	(3.0)
Product mix, pricing and timing (1)	(3.2)
Organic constant currency	(6.2)	(9.8)	3.6
Foreign exchange	—	—	—
Acquisitions	—	—	—
Dispositions	—	—	—
Other	—	—	—
March 31, 2019	$161.8	$113.2	$48.6
(1) Organic enrollment and Product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

Revenues decreased by $6.2 million, a 4% decrease from the 2018 fiscal quarter.

•	Organic enrollment decreased during the 2019 fiscal quarter by 3%, decreasing revenues by $3.0 million.

•	Revenues represented 26% of our consolidated total revenues for the 2019 fiscal quarter compared to 27% for the 2018 fiscal quarter.

Adjusted EBITDA increased by $3.6 million, an 8% increase compared to the 2018 fiscal quarter.

Corporate

Corporate revenues represent amounts from our consolidated joint venture with the University of Liverpool, as well as centralized IT costs charged to various segments, offset by the elimination of intersegment revenues.

Operating results for Corporate for the three months ended March 31, 2019 and 2018:

			% Change
			Better/(Worse)
(in millions)	2019	2018	2019 vs. 2018
Revenues	$0.5	$(1.8)	128%
Expenses	37.1	40.8	9%
Adjusted EBITDA	$(36.6)	$(42.6)	14%

Comparison of Corporate Results for the Three Months Ended March 31, 2019 to the Three Months Ended March 31, 2018

Adjusted EBITDA increased by $6.0 million, a 14% increase from the 2018 fiscal quarter.

•	Labor costs and other professional fees decreased expenses by $6.9 million for the 2019 fiscal quarter compared to the 2018 fiscal quarter.

•	Other items accounted for a decrease in Adjusted EBITDA of $0.9 million.

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

As of March 31, 2019, our secondary source of liquidity was cash and cash equivalents of $278.8 million, which does not include $215.8 million of cash recorded at subsidiaries that are classified as held for sale at March 31, 2019. Our cash accounts are maintained with high-quality financial institutions with no significant concentration in any one institution.

Sale Transactions

On February 1, 2019, we completed the sale of St. Augustine and received net proceeds of approximately $346.4 million (approximately $301.5 million net of cash sold). The Company used $340.0 million of the net proceeds to repay a portion of the 2024 Term Loan, with the remaining proceeds utilized to repay borrowings outstanding under our revolving credit facility.

On February 12, 2019, we completed the sale of our Thailand operations. The total purchase price was approximately $35.3 million, resulting in net proceeds of approximately $27.9 million. Of the $27.9 million in net proceeds, $23.7 million (approximately $20.3 million net of cash sold) was received at closing; the balance of $4.2 million will be payable upon satisfaction of certain post-closing requirements.

On April 8, 2019, we completed the sale of our institution in South Africa, Monash South Africa, as well as the sale of the real estate associated with that institution. The Company received approximately $7.4 million from the buyer, which it plans to use to reduce indebtedness.

Liquidity Restrictions

Our liquidity is affected by restricted cash balances, which totaled $203.6 million and $201.3 million as of March 31, 2019 and December 31, 2018, respectively.

Indefinite Reinvestment of Foreign Earnings

We earn a significant portion of our income from subsidiaries located in countries outside the United States. As part of our business strategies, we have determined that, except for one of our institutions in Peru, all earnings from our foreign continuing operations will be deemed indefinitely reinvested outside of the United States. As of March 31, 2019, $247.0 million of our total $278.8 million of cash and cash equivalents were held by foreign subsidiaries, including $75.0 million held by VIEs. These amounts above do not include $215.8 million of cash recorded at subsidiaries that are classified as held for sale at March 31, 2019, of which $214.5 million was held by foreign subsidiaries. As of December 31, 2018, $327.9 million of our total $388.5 million of cash and cash equivalents were held by foreign subsidiaries, including $158.4 million held by VIEs. These amounts above do not include $216.4 million of cash recorded at subsidiaries that are classified as held for sale at December 31, 2018, of which $208.4 million was held by foreign subsidiaries. The VIEs' cash and cash equivalents balances are generally required to be used only for the operations of these VIEs.

Liquidity Requirements

Our short-term liquidity requirements include: funding for debt service (including finance leases); operating lease obligations; payments due to shareholders of acquired companies; payments of deferred compensation; working capital; operating expenses; payments of third-party obligations; capital expenditures; and business development activities.

Long-term liquidity requirements include: payments on long-term debt (including finance leases); operating lease obligations; payments of long-term amounts due to shareholders of acquired companies; payments of deferred compensation; and payments of third-party obligations.

Debt

As of March 31, 2019, senior long-term borrowings totaled $1,721.1 million and consisted of $921.1 million under the Senior Secured Credit Facility that matures in April 2022 and April 2024 and $800.0 million in Senior Notes due 2025 that mature in May 2025.

As of March 31, 2019, other debt balances totaled $533.5 million and our finance lease obligations were $69.4 million. Other debt includes lines of credit and short-term borrowing arrangements of subsidiaries, mortgages payable and notes payable.

Approximately $185.9 million of long-term debt, including the current portion, is included in the held-for-sale liabilities recorded on the consolidated balance sheet as of March 31, 2019. For further description of the held-for-sale amounts see Note 4, Discontinued Operations and Assets Held for Sale, in our consolidated financial statements included elsewhere in this Form 10-Q.

Senior Secured Credit Facility

As of March 31, 2019, the outstanding balance under our Senior Secured Credit Facility was $921.1 million, which consisted of an outstanding balance of $30.0 million under our $385.0 million senior secured revolving credit facility and an aggregate outstanding balance of $891.1 million, net of a debt discount, under the term loans. As of December 31, 2018, the outstanding balance under our Senior Secured Credit Facility was $1,321.6 million, which consisted of $93.5 million outstanding under our $385.0 million senior secured revolving credit facility and an aggregate outstanding balance of $1,228.1 million, net of a debt discount, under the term loans.

Senior Notes

As of both March 31, 2019 and December 31, 2018, the outstanding balance under our Senior Notes due 2025 was $800.0 million.

Covenants

Under our Second Amended and Restated Credit Agreement we are subject to a Consolidated Senior Secured Debt to Consolidated EBITDA financial maintenance covenant, as defined in the Second Amended and Restated Credit Agreement, unless certain conditions are satisfied. As of March 31, 2019, these conditions were satisfied and, therefore, we were not subject to the leverage ratio covenant. The maximum ratio, as defined, is 3.50x as of March 31, 2019 and thereafter. In addition, notes payable at some of our locations contain financial maintenance covenants.

Leases

We conduct a significant portion of our operations from leased facilities. These facilities include our corporate headquarters, other office locations, and many of our higher education facilities. As discussed in Note 10, Leases, in our consolidated financial statements included elsewhere in this Form 10-Q, we have significant liabilities recorded related to our leased facilities, which will require future cash payments.

Due to Shareholders of Acquired Companies

One method of payment for acquisitions is the use of promissory notes payable to the sellers of acquired companies. As of March 31, 2019 and December 31, 2018, we recorded $46.3 million and $45.4 million, respectively, for these liabilities. See also Note 6, Due to Shareholders of Acquired Companies, in our consolidated financial statements included elsewhere in this Form 10-Q.

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

Our total capital expenditures for our continuing and discontinued operations, excluding receipts from the sale of subsidiaries and property equipment, were $35.8 million and $47.6 million during the three months ended March 31, 2019, and 2018, respectively. The 25% decrease in capital expenditures for the 2019 fiscal quarter compared to the 2018 fiscal quarter was driven by lower spending in Brazil, Peru and Costa Rica, due to significant capital expenditures made in prior periods to launch several new campuses in these geographies, as well as reduced equipment expenditures in Mexico and, to a lesser extent, reduced capital expenditures as a result of divestitures.

Derivatives

In the normal course of business, our operations are exposed to fluctuations in foreign currency values and interest rate changes. We mitigate a portion of these risks through a risk-management program that includes the use of derivatives. For further information on our derivatives, see Note 15, Derivative Instruments, in our consolidated financial statements included elsewhere in this Form 10-Q.

Redeemable Noncontrolling Interests and Equity

In connection with certain acquisitions, we have entered into put/call arrangements with certain minority shareholders, and we may be required or elect to purchase additional ownership interests in the associated entities within a specified timeframe. Certain of our call rights contain minimum payment provisions. If we exercise such call rights, or negotiate purchase of additional ownership interests, the consideration required could be higher than the estimated put values.

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

The following table summarizes our cash flows from operating, investing, and financing activities for each of the three months ended March 31, 2019 and 2018:

(in millions)	2019	2018
Cash provided by (used in):
Operating activities	$45.0	$(7.1)
Investing activities	294.1	302.7
Financing activities	(449.6)	(369.0)
Effects of exchange rates changes on cash	2.0	22.2
Change in cash included in current assets held for sale	1.1	(0.1)
Net change in cash and cash equivalents and restricted cash	$(107.4)	$(51.3)

Comparison of Cash Flows for the Three Months Ended March 31, 2019 to the Three Months Ended March 31, 2018

Operating activities
Cash flows from operating activities increased by $52.1 million to an operating cash inflow of $45.0 million for the 2019 fiscal quarter, from an operating cash usage of $(7.1) million for the 2018 fiscal quarter. This increase in operating cash was primarily due to a decrease in cash paid for taxes of $13.3 million, from $32.0 million for the 2018 fiscal quarter to $18.7 million for the 2019 fiscal quarter, as well as changes in operating assets and liabilities and other working capital, which accounted for an increase in operating cash of $47.3 million for the 2019 fiscal quarter compared to the 2018 fiscal quarter. These increases in operating cash flows were partially offset by a cash payment of $8.2 million during the 2019 fiscal quarter to settle cross currency and interest rate swaps in Chile, as discussed in Note 15, Derivative Instruments, in our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. In addition, cash paid for interest increased slightly by $0.3 million, from $47.4 million for the 2018 fiscal quarter to $47.7 million for the 2019 fiscal quarter, due to timing of interest payments for the 2024 Term Loan.

Investing activities

Cash provided by investing activities decreased by $8.6 million to $294.1 million for the 2019 fiscal quarter from $302.7 million for the 2018 fiscal quarter. This decrease is primarily attributable to lower cash receipts from the sales of discontinued operations of $28.5 million, from $359.5 million during the 2018 fiscal quarter (for the sales of our operations in Cyprus, Italy, and China) to $331.0 million during the 2019 fiscal quarter (for the sales of St. Augustine and our Thailand operations). In addition, during the 2019 fiscal quarter, we paid $1.2 million for a small acquisition in Brazil. Partially offsetting these decreases in investing cash were decreased capital expenditures of $11.8 million and a decrease in cash paid for derivative settlements of $10.0 million, which related to the foreign exchange swap agreements associated with the sale of the Cyprus and Italy institutions during the 2018 fiscal quarter. Other items accounted for the remaining change of $0.7 million.

Financing activities

Financing activities cash flows decreased by $80.6 million to a financing cash usage of $(449.6) million for the 2019 fiscal quarter, from a financing cash usage of $(369.0) million for the 2018 fiscal quarter. This decrease was primarily attributable to higher net payments of long-term debt during the 2019 fiscal quarter as compared to the 2018 fiscal quarter, which increased by $88.7 million, as well as higher payments for debt issuance costs and redemption and call premiums during the 2019 fiscal quarter than in the 2018 fiscal quarter of $5.1 million, which was mostly related to debt repayment in Chile. These decreases in financing cash were partially offset by a $9.7 million reduction in dividend payments for the Series A Preferred Stock (no further dividend payments were required following the April 23, 2018 conversion of the Series A Preferred Stock into Class A common stock). In addition, payments of deferred price for acquisitions were lower during the 2019 fiscal quarter versus the 2018 fiscal quarter by $5.2 million. Other items accounted for the remaining change of $1.7 million.

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. Actual results could differ from these estimates. Our significant accounting policies are discussed in Note 2, Significant Accounting Policies, of the audited consolidated financial statements included in our 2018 Form 10-K. Our critical accounting policies require the most significant judgments and estimates about the effect of matters that are inherently uncertain. As a result, these accounting policies and estimates could materially affect our financial statements and are critical to the understanding of our results of operations and financial condition. For a complete discussion of our critical accounting policies, see the “Critical Accounting Policies and Estimates” section of the MD&A in our 2018 Form 10-K. During the three months ended March 31, 2019, there were no significant changes to our critical accounting policies.

Recently Issued Accounting Standards

Refer to Note 2, Significant Accounting Policies, in our consolidated financial statements included elsewhere in this Form 10-Q for recently issued accounting standards.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For information regarding our exposure to certain market risks, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2018 Form 10-K. There have been no significant changes in our market risk exposures since our December 31, 2018 fiscal year end.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. The purpose of disclosure controls and procedures is to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our CEO and CFO, to allow timely decisions regarding required disclosures. Based on that evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure that we properly assessed the impact on our financial statements of adopting and prospectively accounting for the new lease standard. There were no significant changes to our internal control over financial reporting due to the adoption of the new standard.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Please refer to ‘‘Item 3. Legal Proceedings’’ in our 2018 Form 10-K for information regarding material pending legal proceedings. Except as set forth below, there have been no new material legal proceedings and no material developments in the legal proceedings previously disclosed.

In June 2016, Li Shihong and Hunan Lieying Education Investment Management Co Ltd commenced civil proceedings in the Changsha Intermediary Court in the People's Republic of China against Zhang Jiangbo, Zhang Jianbo, Chen Zhengxian, Hunan New Lieying Science and Education Co Ltd and Hunan International Economics University, our former network institution in China (HIEU). This case was settled during the first quarter of 2019, without cost to us.

In November 2017, Chen Zhengxian (a minority shareholder in the HIEU group) commenced civil proceedings in the Higher Court of Hunan Province in the People's Republic of China against LEI Lie Ying Limited and Steven Lin (a former Laureate employee) seeking return of a capital contribution of RMB 172 million and for loss of interest of RMB 28 million or the distribution of dividends in an equivalent amount. On November 5, 2018, the court entered judgment in favor of the current and former Laureate affiliates and dismissed this case. Chen Zhengxian's heir, Mr. Zheng Ziban, appealed to the Supreme People's Court, which has accepted the appeal.

In December 2017, Guangdong Nanbo Education Investment Co Ltd (a minority shareholder in the HIEU group) commenced civil proceedings in the Higher Court of Hunan Province in the People's Republic of China against LEI Lie Ying Limited (as majority shareholder) and Laureate Shanghai alleging the invalidity of service agreements entered into between HIEU and Laureate Shanghai and the infringement by LEI Lie Ying Limited of HIEU's interests, seeking the repayment of RMB 265 million fees paid under those agreements. On November 5, 2018, the court entered judgment in favor of the current and former Laureate affiliates and dismissed this case. Guangdong Nanbo Education Investment Co Ltd appealed to the Supreme People's Court, which has accepted the appeal.

Under the arrangements for the sale of our interest in HIEU, we have indemnified the purchaser against liabilities which arise from these claims subject to an aggregate cap on liability of RMB 400 million (approximately $60 million at March 31, 2019).

Item 1A. Risk Factors

There have been no material changes in the Risk Factors included in Item 1A of our 2018 Form 10-K.

Item 6. Exhibits
(a) Exhibits filed with this report or, where indicated, previously filed and incorporated by reference:

Exhibit No.	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
2.1#	Amended and Restated Sale and Purchase Agreement, dated as of November 22, 2017 and amended and restated on January 11, 2018, by and among LEI European Investments B.V., Laureate International B.V. and Galileo Global Education Luxco S.À R.L.	10-K	001-38002	2.7	03/20/2018
2.2#	Sale and Purchase Agreement, dated April 12, 2018, among LEI European Investments B.V., Laureate International B.V. and Global University Systems Germany B.V.	8-K	001-38002	2.1	04/18/2018
2.3#	Asset Purchase Agreement, dated January 15, 2018, among Kendall College, LLC, The Dining Room at Kendall NFP, National Louis University and Laureate Education, Inc.	8-K	001-38002	2.1	08/07/2018
2.4#	Membership Interest Purchase Agreement, dated April 24, 2018, by and among Laureate Education, Inc., Exeter Street Holdings, LLC, University of St. Augustine for Health Sciences, LLC and University of St. Augustine Acquisition Corp.	10-Q	001-38002	2.4	08/09/2018
2.5#	Sale and Purchase Agreement, dated December 12, 2018, by and among Iniciativas Culturales de España S.L., Laureate I B.V. and Samarinda Investments, S.L.	10-K	001-38002	2.5	02/28/2019
3.1	Amended and Restated Certificate of Incorporation	S‑1/A	333‑207243	3.1	01/31/2017
3.2	Amended and Restated Bylaws	S‑1/A	333‑207243	3.2	01/31/2017
3.3	Certificate of Retirement of Convertible Redeemable Preferred Stock, Series A	8-K	001-38002	3.1	07/20/2018
4.1	Indenture, dated as of April 21, 2017, between Laureate Education, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee, governing the 9.250% Replacement Senior Notes due 2019	8-K	001-38002	4.1	04/27/2017
4.2	Form of Global Note governing the 9.250% Replacement Senior Notes due 2019 (included as Exhibit A to Exhibit 4.1)	8-K	001-38002	4.1	04/27/2017
4.3	Indenture, dated as of April 26, 2017, by and among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the 8.250% Senior Notes due 2025	8-K	001-38002	4.3	04/27/2017
4.4	Form of 8.250% Senior Note due 2025 (included as Exhibit A to Exhibit 4.3)	8-K	001-38002	4.3	04/27/2017
10.1†	2007 Stock Incentive Plan for Key Employees of Laureate Education, Inc. and its Subsidiaries	S‑1/A	333‑207243	10.31	11/20/2015
10.2†	2007 Stock Incentive Plan Form of Stock Option Agreement, as amended on August 31, 2010	S‑1/A	333‑207243	10.32	11/20/2015
10.3†	2013 Long-Term Incentive Plan Form of Stock Option Agreement effective as of September 11, 2013	S‑1/A	333‑207243	10.34	11/20/2015
10.4†	Laureate Education, Inc. Deferred Compensation Plan, as amended and restated effective January 1, 2009	S‑1/A	333‑207243	10.35	11/20/2015
10.5†	Form of Management Stockholder’s Agreement for equityholders	S‑1/A	333‑207243	10.36	11/20/2015
10.6†	Employment Offer Letter, dated July 21, 2008, between Laureate Education, Inc. and Eilif Serck‑Hanssen	S‑1/A	333‑207243	10.40	11/20/2015
10.7†	Amendment to Employment Offer Letter, dated December 9, 2010, between Laureate Education, Inc. and Eilif Serck‑Hanssen	S‑1/A	333‑207243	10.41	11/20/2015
10.8†	Time‑Based Restricted Stock Agreement, effective August 5, 2008, between Laureate Education, Inc. and Eilif Serck‑Hanssen	S‑1/A	333‑207243	10.42	11/20/2015
10.9†	Form of Time‑Based Restricted Stock Units Agreement, for grants from and after September 11, 2013	S‑1/A	333‑207243	10.43	11/20/2015

Exhibit No.	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.10	Master Service and Confidentiality Agreement, dated April 28, 2014, by and between Laureate Education, Inc. and Accenture LLP	S‑1/A	333‑207243	10.45	11/20/2015
10.11‡	System Wide Master Agreement, dated April 10, 2015, between Blackboard Inc. and Laureate Education, Inc.	S‑1/A	333‑207243	10.46	11/20/2015
10.12†	Form of Stockholders’ Agreement for Entity‑Appointed Directors	S‑1/A	333‑207243	10.47	11/20/2015
10.13†	Form of Stockholders’ Agreement for Individual Directors	S‑1/A	333‑207243	10.48	11/20/2015
10.14†	2013 Long-Term Incentive Plan Form of Restricted Stock Units Agreement	S‑1/A	333‑207243	10.49	11/20/2015
10.15†	2013 Long-Term Incentive Plan Form of Performance Share Units Agreement	S‑1/A	333‑207243	10.50	11/20/2015
10.16	Form of Laureate Education, Inc. Note Exchange Agreement dated as of April 15, 2016	S‑1/A	333‑207243	10.53	05/20/2016
10.17†	Executive Retention Agreement, dated February 25, 2016, by and between Ricardo Berckemeyer and Laureate Education, Inc., effective as of September 1, 2015	S‑1/A	333‑207243	10.54	05/20/2016
10.18†	2013 Long‑Term Incentive Plan Form of Performance Share Units Agreement for 2016 for Named Executive Officers	S‑1/A	333‑207243	10.55	05/20/2016
10.19†	2013 Long‑Term Incentive Plan Form of Performance Share Units Agreement for 2016	S‑1/A	333‑207243	10.56	05/20/2016
10.20†	2013 Long‑Term Incentive Plan Form of Stock Option Agreement for 2016 for Named Executive Officers	S‑1/A	333‑207243	10.57	05/20/2016
10.21†	2013 Long‑Term Incentive Plan Form of Stock Option Agreement for 2016	S‑1/A	333‑207243	10.58	05/20/2016
10.22†	2013 Long‑Term Incentive Plan Form of Restricted Stock Units Agreement for 2016 for Named Executive Officers	S‑1/A	333‑207243	10.59	05/20/2016
10.23†	2013 Long‑Term Incentive Plan Form of Restricted Stock Units Agreement for 2016	S‑1/A	333‑207243	10.60	05/20/2016
10.24	Subscription Agreement, dated as of December 4, 2016, by and among Laureate Education, Inc., Macquarie Sierra Investment Holdings Inc., and each of the other Persons listed on Schedule A and Schedule B thereto.	S‑1/A	333‑207243	10.63	12/15/2016
10.25	Registration Rights Agreement by and among Laureate Education, Inc., each of the Investors set forth on Schedule A thereto, Douglas L. Becker and Wengen Alberta, Limited Partnership	10-K	001-38002	10.29	03/20/2018
10.26	Investors’ Stockholders Agreement by and among Laureate Education, Inc., Wengen Alberta, Limited Partnership and the Investors set forth on Schedule A thereto	10-K	001-38002	10.30	03/20/2018
10.27	Exchange and Registration Rights Agreement, dated as of December 30, 2016, among Laureate Education, Inc., the guarantors listed on the signature pages thereto and the initial holders listed on the signature pages thereto	S‑1/A	333‑207243	10.69	01/10/2017
10.28†	2013 Long‑Term Incentive Plan Form of Restricted Stock Units Agreement for October 2016	S‑1/A	333‑207243	10.70	01/10/2017
10.29†	2013 Long‑Term Incentive Plan Form of Performance Share Units Agreement for Named Executive Officers for October 2016	S‑1/A	333‑207243	10.71	01/10/2017
10.30†	2013 Long‑Term Incentive Plan Form of Performance Share Units Agreement for October 2016	S‑1/A	333‑207243	10.72	01/10/2017
10.31†	Form of Cash Long‑Term Incentive Plan Agreement	S‑1/A	333‑207243	10.73	01/10/2017
10.32	Amended and Restated Securityholders Agreement by and among Wengen Alberta, Limited Partnership, Laureate Education, Inc. and the other parties thereto	8‑K	001‑38002	10.1	02/06/2017

Exhibit No.	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.33	Amended and Restated Registration Rights Agreement by and among Wengen Alberta, Limited Partnership, Wengen Investments Limited, Laureate Education, Inc. and the other parties thereto	8‑K	001‑38002	10.2	02/06/2017
10.34†	Amendment to the 2007 Stock Incentive Plan for Key Employees of Laureate Education, Inc. and its Subsidiaries	10-K	001-38002	10.76	03/29/2017
10.35	Form of Confirmation Letter, dated April 21, 2017, between Laureate Education, Inc. and the other party thereto	8-K	001-38002	10.1	04/27/2017
10.36	Seventh Amendment to Amended and Restated Credit Agreement, Amendment to Security Documents, and Release of Foreign Obligations and Certain Credit Parties, dated April 26, 2017, among Laureate Education, Inc., Iniciativas Culturales de España S.L., as the foreign subsidiary borrower, certain domestic subsidiaries of Laureate Education, Inc., Citibank, N.A., as administrative agent and collateral agent, certain financial institutions, and others party thereto	10-Q	001-38002	10.81	05/11/2017
10.37	Second Amended and Restated Credit Agreement, dated as of April 26, 2017, among Laureate Education, Inc., the lending institutions party thereto from time to time, and Citibank, N.A., as administrative agent and collateral agent	10-Q	001-38002	10.82	05/11/2017
10.38	Amended and Restated Guarantee, dated as of April 26, 2017, by Laureate Education, Inc. and certain domestic subsidiaries of Laureate Education, Inc. party thereto from time to time, as guarantors, in favor of Citibank, N.A., as collateral agent	10-Q	001-38002	10.83	05/11/2017
10.39	Amended and Restated Pledge Agreement, dated as of April 26, 2017, among Laureate Education, Inc. and certain domestic subsidiaries of Laureate Education, Inc. party thereto from time to time, as pledgors, and Citibank, N.A., as collateral agent	10-Q	001-38002	10.84	05/11/2017
10.40	Amended and Restated Security Agreement, dated as of April 26, 2017, among Laureate Education, Inc. and certain domestic subsidiaries of Laureate Education, Inc. party thereto from time to time, as grantors, and Citibank, N.A., as collateral agent	10-Q	001-38002	10.85	05/11/2017
10.41	Second Amended and Restated Collateral Agreement, dated as of April 26, 2017, between Walden University, LLC, certain other domestic subsidiaries of Laureate Education, Inc. from time to time, and Citibank, N.A., as collateral agent	10-Q	001-38002	10.86	05/11/2017
10.42†	Laureate Education, Inc. Amended and Restated 2013 Long-Term Incentive Plan	8-K	001-38002	10.1	06/20/2017
10.43†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Annual Performance Share Units Notice and Agreement for 2017	10-Q	001-38002	10.51	08/08/2017
10.44†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Performance-based Stock Option Agreement for 2017	10-Q	001-38002	10.52	08/08/2017
10.45†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Time-based Stock Option Agreement for 2017	10-Q	001-38002	10.53	08/08/2017
10.46†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Restricted Stock Units Notice and Agreement for 2017	10-Q	001-38002	10.54	08/08/2017
10.47†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Performance Share Units Notice and Agreement for 2017	10-Q	001-38002	10.55	08/08/2017
10.48†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Performance-based Stock Option Agreement for 2017 for Certain Executives	10-Q	001-38002	10.56	08/08/2017
10.49†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Time-based Stock Option Agreement for 2017 for Certain Executives	10-Q	001-38002	10.57	08/08/2017

Exhibit No.	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.50†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Restricted Stock Units Notice and Agreement for 2017 for Certain Executives	10-Q	001-38002	10.58	08/08/2017
10.51†	Form of 2017-2018 Laureate Executive Cash Long-Term Bonus Plan for Certain Executives	10-Q	001-38002	10.59	08/08/2017
10.52†	Employment Offer Letter, dated August 15, 2017, between Laureate Education, Inc. and Victoria Silbey	10-Q	001-38002	10.61	11/08/2017
10.53†	Form of Stock Option Agreement with exercise price of $18.36 for certain executives	10-Q	001-38002	10.64	11/08/2017
10.54†	Form of Stock Option Agreement with exercise price of $21.00 for certain executives	10-Q	001-38002	10.65	11/08/2017
10.55	First Amendment to Second Amended and Restated Credit Agreement, dated as of February 1, 2018 among Laureate Education, Inc., Citibank, N.A., as administrative agent and collateral agent, the other parties and financial institutions party thereto	8-K	001-38002	10.1	02/01/2018
10.56†	Employment Offer Letter, dated November 6, 2017, between Laureate Education, Inc. and Jean-Jacques Charhon	10-K	001-38002	10.67	03/20/2018
10.57†	Transitional Employment Agreement, effective as of November 9, 2017, between Paula Singer and Laureate Education, Inc.	10-K	001-38002	10.68	03/20/2018
10.58	Stock Option Agreement, dated as of January 2, 2018, between Jean-Jacques Charhon and Laureate Education, Inc.	10-Q	001-38002	10.71	05/09/2018
10.59†	Employment Offer Letter, dated May 3, 2018, between Timothy Grace and Laureate Education, Inc.	10-Q	001-38002	10.72	08/09/2018
10.60†	Amended and Restated International Letter of Assignment, dated July 12, 2017, between Neel Broker and Laureate Education, Inc.	10-K	001-38002	10.73	02/28/2019
10.61†	Addendum, dated December 18, 2018, to the Amended and Restated International Letter of Assignment between Neel Broker and Laureate Education, Inc.	10-K	001-38002	10.74	02/28/2019
21.1*	List of Subsidiaries of the Registrant
31.1*	Certification pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2*	Certification pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32*	Certifications pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

Exhibit No.	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
Ex. 101.INS*	XBRL Instance Document
Ex. 101.SCH*	XBRL Taxonomy Extension Schema Document
Ex. 101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
Ex. 101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
Ex. 101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
Ex. 101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
#	Laureate Education, Inc. hereby undertakes to furnish supplementally a copy of any omitted schedule or exhibit to such agreement to the U.S. Securities and Exchange Commission upon request.
†	Indicates a management contract or compensatory plan or arrangement.
‡	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the U.S. Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 9, 2019.

/s/ JEAN-JACQUES CHARHON
Jean-Jacques Charhon
Executive Vice President and Chief Financial Officer

/s/ TAL DARMON
Tal Darmon
Senior Vice President, Chief Accounting Officer
and Global Controller